Form 10-Q
period 1998-03-31
WADDELL & REED FINANCIAL INC
filed 1998-05-15
CIK 1052100

         _____________________________________________________________



                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
 [ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1998

                                       OR

 [   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to ____________
                        Commission file number 000-23124


                         WADDELL & REED FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                      51-0261715
 (State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

                               6300 Lamar Avenue
                             Overland Park, Kansas
                                     66202
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (913) 236-2000
              (Registrant's telephone number, including area code)


   (Former name, former address and former fiscal year, if changed since last report)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X    No
    -------

Shares outstanding of each of the registrant's classes of common stock as of March 31, 1998:


   Class                                Outstanding as of March 31, 1998
   -----                                --------------------------------
Class A Common stock, $.01 par value               32,142,174
Class B Common stock, $.01 par value               34,325,000

                         Waddell & Reed Financial, Inc.

                                   Form 10-Q
                          Quarter Ended March 31, 1998


Index

                                                               Page No.
                                                               --------

Part I.       Financial Information

    Item 1.   Financial Statements

              Consolidated Balance Sheets at
              December 31, 1997 and March 31, 1998                 3

              Consolidated Statements of
              Operations for the three months ended
              March 31, 1997 and 1998                              4

              Consolidated Statements of Cash
              Flows for the three months ended
              March 31, 1997 and 1998                              5

              Notes to Consolidated Financial Statements           6

  Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                  8

Part II.      Other Information                                   11

Signatures                                                        13

Item 1. Financial Statements
WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
Unaudited
(Dollars In Thousands)

----------------------------------------------------------------------------------------------------
                                                                          December 31,     March 31,
                    Assets                                                   1997            1998
----------------------------------------------------------------------------------------------------
Assets:
  Cash and cash equivalents                                                $  73,820        120,551
  Investment securities, available-for-sale                                   18,977         46,607
  Receivables:
    United funds and W&R funds                                                 4,031          5,926
    Customers and other                                                       11,840         12,726
  Due from affiliates                                                         17,232          1,571
  Deferred income taxes                                                        1,241          1,326
  Prepaid expenses and other current assets                                    2,991          3,114
----------------------------------------------------------------------------------------------------
Total current assets                                                         130,132        191,821

  Due from affiliates                                                        175,450          1,390
  Property and equipment, net                                                 12,058         12,358
  Investment in real estate partnership                                       17,544         17,675
  Deferred sales commissions, net                                             12,316         12,752
  Goodwill (net of accumulated amortization of $17,479 and $18,205)           98,831         98,105
  Other assets                                                                   633            633
----------------------------------------------------------------------------------------------------

Total assets                                                               $ 446,964        334,734
====================================================================================================
                   Liabilities and Shareholders' Equity
----------------------------------------------------------------------------------------------------

Liabilities:
  Current liabilities:
    Accounts payable                                                       $  22,929         35,813
    Due to affiliates                                                        102,459          4,210
    Accrued sales force compensation                                           8,666          7,538
    Income taxes payable                                                       3,314         17,820
    Other current liabilities                                                 18,525         16,521
----------------------------------------------------------------------------------------------------
Total current liabilities                                                    155,893         81,902

  Due to affiliates                                                          509,186              0
  Deferred income taxes                                                        2,246          2,441
  Accrued pensions and post-retirement costs                                   9,530          9,820
----------------------------------------------------------------------------------------------------
Total liabilities                                                            676,855         94,163
----------------------------------------------------------------------------------------------------

Shareholders' equity:
  Common stock ($.01 par value; 42,300,000 shares authorized, issued and outstanding - 1997; 32,142,174 Class A shares and 34,325,000 Class B
   shares authorized, issued and outstanding - 1998)                             423            665
  Additional paid-in capital                                                       0        246,270
  Retained earnings                                                                0          6,724
  Dividends in excess of retained earnings and additional paid-in capital   (230,658)             0
  Deferred compensation                                                            0        (13,589)
  Accumulated other comprehensive income                                         344            501
----------------------------------------------------------------------------------------------------
Total shareholders' equity                                                  (229,891)       240,571
----------------------------------------------------------------------------------------------------

Total liabilities and shareholders' equity                                 $ 446,964        334,734
====================================================================================================

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Unaudited
(In Thousands, except for per share amounts)

--------------------------------------------------------------------------------
                                                    Three months ended March 31,
                                                       1997             1998
--------------------------------------------------------------------------------
Revenue:
  Investment management fees                          $26,878          32,426
  Underwriting and distribution fees:
    United Funds and W&R Funds                         14,046          15,850
    Affiliates and others                               7,040           7,611
  Shareholder service fees                              7,513           7,773
  Investment and other revenue                            933           1,439
--------------------------------------------------------------------------------

    Total revenue                                      56,410          65,099
--------------------------------------------------------------------------------

Expenses:
  Underwriting and distribution                        18,396          20,283
  Compensation and related costs                        6,142           7,420
  General and administrative                            1,650           1,783
  Depreciation                                            319             429
  Amortization of goodwill                                726             726
--------------------------------------------------------------------------------

    Total expenses                                     27,233          30,641
--------------------------------------------------------------------------------

    Income before interest and income taxes            29,177          34,458

Interest:
  Income                                                2,830           1,950
  Expense                                              (1,862)         (8,604)
--------------------------------------------------------------------------------

    Income before income taxes                         30,145          27,804

Income taxes                                           11,707          11,057
--------------------------------------------------------------------------------

    Net income                                        $18,438          16,747
================================================================================


Net income per share - basic and diluted              $  0.28            0.25
================================================================================

Weighted average number of shares outstanding          66,467          66,467
================================================================================

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Unaudited
(In Thousands)

--------------------------------------------------------------------------------
                                                    Three months ended March 31,
                                                       1997             1998
--------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                          $18,438          16,747
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                       1,045           1,155
    Interest expense                                        0           6,633
    Recognition of deferred compensation                    0              55
    Loss on sale and retirement of fixed assets             0               4
    Capital gains and dividends reinvested                (15)            (19)
    Deferred income taxes                                 369              14
    Changes in assets and liabilities:
      Receivables from funds                              198          (1,895)
      Other receivables                                  (216)         (9,267)
      Due to/from affiliates - operating               (2,483)          2,286
      Other assets                                        877            (559)
      Accounts payable                                  3,895          12,884
      Other liabilities                                 3,675          11,535
--------------------------------------------------------------------------------

Net cash provided by operating activities              25,783          39,573
--------------------------------------------------------------------------------

Cash flows from investing activities:
  Additions to investments                                  0         (27,965)
  Proceeds from maturity of investments                   259             607
  Purchase of property and equipment                     (416)           (712)
  Other                                                   171             (23)
--------------------------------------------------------------------------------

Net cash provided by (used in) investing activities        14         (28,093)
--------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                    0         516,014
  Cash dividends to parent                             (9,288)              0
  Change in due to/from affiliates - nonoperating       1,110        (480,763)
  Cash contributions from parent                       13,306               0
--------------------------------------------------------------------------------

Net cash used in financing activities                   5,128          35,251
--------------------------------------------------------------------------------

Net increase in cash and cash equivalents              30,925          46,731

Cash and cash equivalents at beginning of period       59,003          73,820
--------------------------------------------------------------------------------

Cash and cash equivalents at end of period            $89,928         120,551
================================================================================

See accompanying notes to consolidated financial statements.

                         WADDELL & REED FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Waddell & Reed Financial, Inc. and Subsidiaries and Basis of Presentation:

  Waddell & Reed Financial, Inc. and Subsidiaries

  Waddell & Reed Financial, Inc. and subsidiaries ("Company") derive their revenue primarily from investment management, administration, distribution and related services provided to the United mutual funds and Waddell & Reed mutual funds and institutional accounts in the United States. Prior to December 1997, the Company was known as United Investors Management Company. In the first quarter of 1998, the insurance operations of the Company, United Investors Life Insurance Company, were distributed to Torchmark Corporation and a subsidiary of Torchmark (together, "Torchmark"). Until March 1998, the Company was wholly owned by Torchmark. In March 1998, the Company completed the initial public offering ("Offering") of its Class A common stock, with the Company realizing net proceeds of approximately $516 million. Approximately $481 million of the proceeds were used to prepay notes payable to Torchmark. After giving effect to the initial public offering and as of March 31, 1998, Torchmark controls in excess of 60% of the outstanding Class A common stock and Class B common stock and in excess of 80% of the voting power of the outstanding Class A common stock and Class B common stock of the Company. Torchmark has advised the Company that, subject to certain conditions, it currently intends to divest its ownership interest in the Company by means of a special dividend to the stockholders of Torchmark of all shares of common stock of the Company currently held by Torchmark. The spin-off is conditioned upon regulatory approvals, the receipt of a ruling by the Internal Revenue Service to the effect that the spin-off will qualify as a tax free distribution and other conditions.

  Basis of Presentation

  In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the results of its operations and its cash flows for the three-month periods ended March 31, 1997 and 1998 and its financial position at March 31, 1998. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997, from which the accompanying balance sheet as of December 31, 1997 was derived. The operating results and cash flows for the three months ended March 31, 1998 are not necessarily indicative of the results that will be achieved in future periods.

  Deferred Compensation and Employee Stock Options Plan

  Deferred compensation at March 31, 1998 includes $5.2 million related to restricted stock that was awarded upon consummation of the Offering pursuant to the Company's Stock Incentive Plan. The restricted stock awards generally vest in equal one-third increments on the second, third and fourth anniversaries of the date awarded.

  In conjunction with the Offering and pursuant to a Directed Share Program, the Company loaned $8.4 million to key financial advisors and sales force management personnel to encourage ownership of the Company. The loans bear interest at an annual rate of 5.6% and are due and payable five years from the date issued. Subject to certain conditions, including continued affiliation with the Company, the notes may be forgiven on the maturity date.

  The Company also issued options to purchase 2.4 million shares of Class A common stock to employees upon consummation of the Offering pursuant to the Stock Incentive Plan. The options are exercisable at the initial public offering price and generally vest in equal one-third increments on the second, third and fourth anniversaries of the consummation of the Offering.

  Earnings per Share

  Earnings per share for the 1997 period are based on the number of shares outstanding as of the close of the Offering.

  Summary of Significant Accounting Policies

  The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, on January 1, 1998. This statement requires the reporting of comprehensive income and its components. Comprehensive income is defined as the change in equity from transactions and other events and circumstances from non-owner sources, and excludes investments by and distributions to owners. Comprehensive income includes net income and other items of comprehensive income meeting the above criteria. The Company's only component of other comprehensive is the unrealized holding gains and losses on available-for-sale securities.

                                        For the Three Months
                                           Ended March 31

                                          1997        1998
                                         -------    -------
Net earnings                             $18,438    $16,747
Change in unrealized gain (loss), net       (164)       157
                                         -------    -------
Comprehensive income                     $18,274    $16,904

  Subsequent Event

  On April 14, 1998, the Company declared a dividend payable on May 1, 1998 in the amount of $.1325 per share to shareholders of record as of April 21. The total dividend paid was $8.8 million.


Item 2.  Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

Overview

  The Company derives its revenues primarily from providing investment management, distribution and administrative services to the United, Waddell & Reed ("W&R") and TMK/United funds and institutional accounts. Investment management fees, the Company's most substantial source of revenue, are based on the amount of assets under management and are affected by sales levels, financial market conditions, redemptions and the composition of assets. Underwriting and distribution revenues consist of sales charges and commissions derived from the sale of investment and insurance products and distribution fees earned from the W&R funds for distributing their shares. The products sold have various sales charge structures and the revenues received from the sale of products vary based on the type and amount sold. Rule 12b-1 distribution and service fees earned for distributing shares of the W&R funds are based upon a percentage of assets and fluctuate based on sales, redemptions, and financial market conditions. Service fees include transfer agency fees, custodian fees for retirement plan accounts and portfolio accounting fees.


Results of Operations - Three Months Ended March 31, 1998 as Compared to Three Months Ended March 31,1997

  Total revenues for the first quarter of 1998 were $65.1 million, up $8.7 million or 15% from the same period in 1997.

  Investment management fees, which comprised 50% of total revenue for the first quarter of 1998, increased $5.5 million or 21% to $32.4 million for the comparable 1997 period. Assets under management were up due to increased sales, investment performance and strong financial markets. Total assets under management were $25.9 billion at March 31, 1998 compared to $23.4 billion at December 31, 1997 and $19.0 billion at March 31, 1997. Average assets under management were up $4.8 billion or 25% from that of the three months ended March 31, 1997 to $24.5 billion for the three months ended March 31, 1998. The rate of increase in average assets was greater than the growth rate in management fees due, partly, to the group fee rate on the United funds. Under various management agreements, the annual management fee rates generally decline as the average net assets of the portfolios exceed certain thresholds. Average institutional assets for the first quarter of 1998 were $2.9 billion, an increase of $1.0 billion when compared with the first quarter of 1997. The rate of increase in average institutional assets exceeded the growth rate of management fees because most of the asset growth was due to the addition of fixed income managed accounts in the latter half of 1997. Fixed income accounts typically have lower management fee rates than equity accounts. In addition, institutional accounts generally have a lower management fee rate than mutual funds.

  Underwriting revenue, which accounted for 36% of total operating revenue for the first quarter of 1998, rose to $23.5 million for the period, an increase of $2.4 million or 11% compared to the same period last year due to higher sales volume of investment products, primarily of the United funds. Total investment product sales increased 12% to $404.8 million for the first quarter of 1998 compared with $363.0 million for the same period last year.

  Service fees for the first quarter were $7.8 million, up $300,000 from the first quarter of 1997 due primarily to growth in the number of mutual fund accounts.

  Investment and other revenue for the first three months of 1998 was $1.4 million, an increase of $500,000 or 54%. The increase is attributable to the growth in invested balances related to $35 million of net proceeds from the Offering that were retained and the retention of earnings in the first quarter of 1998. In previous periods, substantially all of the Company's earnings were paid to Torchmark as a dividend.

  Underwriting and distribution expenses were $20.3 million for the first three months of 1998, up $1.9 million or 10% from that of the same period last year, primarily due to costs related to growth in investment product sales. Compensation and related costs were $7.4 million for the first quarter of 1998, an increase of $1.3 million or 21% over the same period last year. The increase is related to normal salary and fringe benefit changes, staff additions and the impact of adjustments made to make total compensation more competitive within the market. General and administrative expenses were $1.8 million for the quarter compared to $1.7 million for the first three months of 1997, an increase of 8% due primarily to growth in business activity.

  Net interest income (expense) was ($6.7) million and $1.0 million for the first three months of 1998 and 1997, respectively. The net interest expense in the first quarter of 1998 is due to interest costs related to a $480.0 million dividend that was evidenced by two 8% promissory notes to Torchmark. During the first quarter of 1998, the notes were prepaid from the proceeds of the Offering.

  Income tax expense was $11.1 million and $11.7 million for the first quarter of 1998 and 1997, respectively, representing effective tax rates of 39.8 % and 38.8%. The effective tax rate varies based upon the amount of federally tax-exempt interest and the tax rates that apply to income taxable within various states.

  The Company has considered the effect of year 2000 on its computer systems and application software programs and has developed a plan to become year 2000 compliant. The Company estimates that its compliance activities will be completed no later than the first quarter of 1999. The Company estimates the total costs of this effort to be $4.1 million for the four year period ending December 31, 1999.

Liquidity and Capital Resources

  Cash, cash equivalents and short term investments were $120.6 million at March 31, 1998, an increase of $46.8 million from December 31, 1997. Cash and cash equivalents at March 31, 1998 and December 31, 1997 includes reserves of $24.4 million and $14.9 million, respectively, for the benefit of customers in compliance with securities regulations.

  Cash flow provided from operations was $39.6 million and $25.8 million for the first quarter of 1998 and 1997, respectively. Other than net income and related adjustments, the most significant sources of cash from operations resulted from the timing of payments. The timing of tax payments and mutual fund trade settlements provided $14.5 million and $12.5 million, respectively, of cash during the first quarter. Approximately $8.4 million of cash was used for interest bearing loans related to the Offering.

  Investing activities used $28.1 million of cash during the quarter, due primarily to additional investments in longer-term securities. Although the Company has not entered into formal commitments, it is considering an expansion of its home office building. The capitalized cost of this proposed expansion is now estimated to be $12.0 million. Except for this possible expansion the Company has no material commitments for capital expenditures.

  The net cash provided by financing activities in the first quarter of 1998 was $36.8 million. The increase is related to the Company's initial public offering that closed on March 10, 1998. Net proceeds from the sale of 23.9 million shares were $516 million, of which the Company retained for working capital purposes approximately $35 million. The remainder of the proceeds were used to prepay notes payable to Torchmark.

  On April 14, 1998, the Company's Board of Directors declared a quarterly cash dividend on the Common Stock of approximately $8.8 million to be paid May 1, 1998 to shareholders of record on April 21. Management believes its available cash, cash equivalents, investment securities available-for-sale and expected continuing cash flow from operations will be sufficient to fund dividend payments, operations and other reasonably foreseeable cash needs.

Forward Looking Information

  Certain statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance, or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements include all statements relating to future events and all statements of belief and opinion with respect to matters that are not historical facts. The risks, uncertainties, and other factors to which forward-looking statements are subject include, among others, those set forth under the caption "Risk Factors" in the prospectus of the Company dated March 4, 1998, which is available form the Securities and Exchange Commission at prescribed rates and at the Securities and Exchange Commission's website, www.sec.gov. As a result of the foregoing and other factors, no assurance can be given as to future results, levels of activity, or achievements, and neither the Company nor any other person will be responsible for the accuracy or completeness of any such forward-looking statements.


Part II.  Other Information

  (a) Exhibits.


Exhibit Number   Description of Exhibit
--------------   ----------------------

3.1 Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Registration Statement No. 333-43687 and incorporated herein by reference).
3.2 Bylaws of the Company (filed as Exhibit 3.2 to the Company's Registration Statement No. 333-43687 and incorporated herein by reference).
10.1* Public Offering and Separation Agreement, dated as of March 3, 1998, between Torchmark Corporation and Waddell & Reed Financial, Inc.
10.2* Tax Disaffiliation Agreement, dated as of March 3, 1998, between Torchmark Corporation and Waddell & Reed Financial, Inc.
10.3* Investment Services Agreement, dated as of March 3, 1998, between Waddell & Reed Investment Management Company and Waddell & Reed Asset Management Company.
10.4 General Agent Contract, dated January 1, 1985, between United Investors Life Insurance Company and W&R Insurance Agency, Inc. (filed as Exhibit 10.4 to the Company's Registration Statement No. 333-43687 and incorporated herein by reference).
10.5* Amendment Extending General Agent Contract, dated as of March 3, 1998, between United Investors Life Insurance Company and W & R Insurance Agency, Inc.
10.6   Independent Agent Contract, dated June 25, 1997, between United American

Insurance Company, W & R Insurance Agency, Inc., and affiliates identified therein (filed as Exhibit 10.6 to the Company's Registration Statement No. 333-43687 and incorporated herein by reference).
10.7*   Amendment Extending Independent Agent Contract, dated as of March 3,
1998, between United American Insurance Company, W & R Insurance Agency, Inc., and affiliates identified therein.
10.8*   The 1998 Stock Incentive Plan.
10.9*   The 1998 Non-Employee Director Stock Option Plan.
10.10*  The 1998 Executive Deferred Compensation Stock Option Plan.
10.11*  Waddell & Reed Financial, Inc. Savings and Investment Plan.
10.12*  Waddell & Reed Financial, Inc. Retirement Income Plan.
10.13*  Waddell & Reed, Inc. Career Field Retirement Plan.
10.14 Form of Administration Contract between United Investors Park Owners' Association and Waddell & Reed Property Management Division.
10.15* Agreement Amending Distribution Contract, dated as of March 3, 1998, between United Investors Life Insurance Company and TMK/United Funds, Inc.
10.16 Distribution Contract, dated April 4, 1997, between United Investors Life Insurance Company and TMK/United Funds, Inc. (filed as Exhibit 10.16 to the Company's Registration Statement No. 333-43687 and incorporated herein by reference).
10.17* Agreement Amending Principal Underwriting Agreement, dated as of March 3, 1998, between United Investors Life Insurance Company and Waddell & Reed, Inc.
10.18 Principal Underwriting Agreement, dated May 1, 1990, between United Investors Life Insurance Company and Waddell & Reed, Inc. (filed as Exhibit
10.18 to the Company's Registration Statement No. 333-43687 and incorporated herein by reference).
10.19* Services Agreement, dated as of March 3, 1998, between Waddell & Reed Investment Management Company and Waddell & Reed Asset Management Company. 10.20* Reciprocity Agreement, dated as of March 3, 1998, between Torchmark Corporation and Waddell & Reed Financial, Inc.
10.21* Administrative Services Agreement, dated as of March 3, 1998, between Torchmark Corporation and Waddell & Reed Financial, Inc.
27.1*   Financial Data Schedule.
___________________

* Filed herewith

  All other items are omitted as not applicable.

  (b) Reports on Form 8-K. No reports on Form 8-K were filed during the period subject to this Quarterly Report on Form 10-Q.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                            WADDELL & REED FINANCIAL, INC.
                                 (Registrant)



                                   By:   /s/ Keith A. Tucker
                                         ------------------------

                                         Keith A. Tucker
                                         Chairman of the Board and
                                         Chief Executive Officer


Date: May 15, 1998
                                         /s/ Michael D. Strohm
                                         ------------------------

                                         Michael D. Strohm
                                         Principal Accounting Officer