Form 10-Q
period 1998-06-30
WADDELL & REED FINANCIAL INC
filed 1998-08-13
CIK 1052100

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 ____________
                                   FORM 10-Q
(Mark One)
   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

                                      OR

   [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to ____________
                       Commission file number 001-13913

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
 Yes   X   No
      ---     ---

Number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1998:

      Class                                Outstanding as of  June 30, 1998
      -----                                --------------------------------
Class A Common stock, $.01 par value                 32,142,174
Class B Common stock, $.01 par value                 34,325,000

                        WADDELL & REED FINANCIAL, INC.

                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1998

INDEX

                                                                      Page No.
                                                                      --------

Part I.  Financial Information

         Item 1. Financial Statements

                   Unaudited Consolidated Balance Sheets as of
                   June 30, 1998 and December 31, 1997                       3

                   Unaudited Consolidated Statements of Operations
                   for the three months and six months ended June 30,
                   1998 and June 30, 1997                                    5

                   Unaudited Consolidated Statements of Cash
                   Flows for the six months ended
                   June 30, 1998 and 1997                                    6

                   Notes to Unaudited Consolidated Financial Statements      7

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        10

Part II. Other Information

         Item 2. Changes in Securities and Use of Proceeds                  16

         Item 6. Exhibits and Reports on Form 8-K                           17

Signatures

PART I.  FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS



                WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                (In Thousands)
===============================================================================

                                                                                  June 30,               December 31,
                              ASSETS                                                1998                     1997
                                                                                 (Unaudited)
--------------------------------------------------------------------------------------------------------------------
Assets:
   Cash and cash equivalents                                                       $ 70,619                   73,820
   Investment securities, available-for-sale                                         95,787                   18,977
   Receivables:
      United Funds and W&R Funds                                                      4,336                    4,031
      Customers and other                                                            15,545                   11,840
   Due from affiliates                                                                1,941                   17,232
   Deferred income taxes                                                              1,676                    1,241
   Prepaid expenses and other current assets                                          3,089                    2,991
--------------------------------------------------------------------------------------------------------------------
Total current assets                                                                192,993                  130,132

   Due from affiliates                                                                1,418                  175,450
   Property and equipment, net                                                       12,845                   12,058
   Investment in real estate partnership                                             17,609                   17,544
   Deferred sales commissions, net                                                   13,546                   12,316
   Goodwill (net of accumulated amortization of $18,931  and $17,479)                97,379                   98,831
   Other assets                                                                         649                      633
--------------------------------------------------------------------------------------------------------------------
Total assets                                                                       $336,439                  446,964
====================================================================================================================
          LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------
Liabilities:
--------------------------------------------------------------------------------------------------------------------
   Current liabilities:
      Accounts payable                                                             $ 29,871                   22,929
      Due to affiliates                                                                 541                  102,459
      Accrued sales force compensation                                                8,851                    8,666
      Income taxes payable                                                           13,280                    3,314
      Other current liabilities                                                      15,641                   18,525
--------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                            68,184                  155,893

   Due to affiliates                                                                     --                  509,186
   Deferred income taxes                                                              2,491                    2,246
   Accrued pensions and post-retirement costs                                        10,318                    9,530
--------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                    80,993                  676,855
--------------------------------------------------------------------------------------------------------------------

Shareholders' equity:
   Common stock ($.01 par value; 42,300,000 shares authorized,                          665                      423
     issued and outstanding - 1997; 32,142,174 Class A shares and
     34,325,000 Class B shares authorized, issued and outstanding
     -June 30, 1998)
   Additional paid-in capital                                                       246,271                       --
   Retained earnings                                                                 21,727                       --
   Dividends in excess of retained earnings and additional                               --                 (230,658)
    paid-in capital
   Deferred compensation                                                            (13,375)                      --
   Accumulated other comprehensive income                                               158                      344
--------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                          255,446                 (229,891)
--------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                         $336,439                  446,964
====================================================================================================================

See accompanying notes to consolidated financial statements.

                WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                                   Unaudited
            (In Thousands, except for per share and dividend data)
================================================================================


                                                          For the three months ended          For the six months ended
                                                                 June 30,                            June 30,
                                                          --------------------------          -------------------------
                                                            1998              1997             1998              1997
-----------------------------------------------------------------------------------------------------------------------
Revenue:
       Investment management fees                          $35,215           27,808          $ 67,641            54,686
       Underwriting and distribution fees:
          United Funds and W&R Funds                        18,908           13,403            34,758            27,449
          Affiliates and others                              9,633            8,371            17,244            15,411
       Shareholder service fees                              8,257            7,781            16,030            15,294
       Investment and other revenue                          2,725              990             4,164             1,923
-----------------------------------------------------------------------------------------------------------------------
Total revenue                                               74,738           58,353           139,837           114,763
-----------------------------------------------------------------------------------------------------------------------

Expenses:
       Underwriting and distribution                        24,272           18,495            44,555            36,891
       Compensation and related costs                        9,144            6,020            16,564            12,162
       General and administrative                            1,867            1,492             3,650             3,142
       Depreciation                                            430              323               859               642
       Amortization of goodwill                                726              726             1,452             1,452
-----------------------------------------------------------------------------------------------------------------------
Total expenses                                              36,439           27,056            67,080            54,289
-----------------------------------------------------------------------------------------------------------------------
Income before interest and income taxes                     38,299           31,297            72,757            60,474
Interest:
       Income                                                   --            2,831             1,950             5,661
       Expense                                                  --           (1,859)           (8,604)           (3,721)

Income before income taxes                                  38,299           32,269            66,103            62,414
Provision for income taxes                                  14,489           12,509            25,546            24,216
-----------------------------------------------------------------------------------------------------------------------
Net income                                                 $23,810           19,760          $ 40,557            38,198
=======================================================================================================================
Net income per share:
    Basic and diluted                                        $0.36            $0.30             $0.61             $0.57
=======================================================================================================================

Weighted average outstanding - basic                        66,467           66,467            66,467            66,467
Weighted average shares outstanding - diluted               66,567           66,467            66,614            66,467
=======================================================================================================================
Dividends declared per common share                          $0.13          $    --             $0.27          $     --

See accompanying notes to consolidated financial statements.

                WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                   Unaudited
                                (In Thousands)
================================================================================

                                                                                   For the six months ended June 30,
                                                                                    1998                     1997
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
       Net income                                                                 $  40,557                   38,198
          Adjustments to reconcile net income to net cash
          provided by operating activities:
            Depreciation and amortization                                             2,311                    2,094
            Recognition of deferred compensation                                        452                       --
            Loss on sale and retirement of fixed assets                                  27                       15
            Capital gains and dividends reinvested                                      (48)                     (35)
            Deferred income taxes                                                       (75)                    (375)
            Changes in assets and liabilities:
                Receivables from funds                                                 (305)                    (632)
                Other receivables                                                   (12,267)                     825
                Due to/from affiliates - operating                                    4,880                   (2,650)
                Other assets                                                         (1,159)                 (10,456)
                Accounts payable                                                      6,942                    5,589
                Other liabilities                                                     7,804                   (9,586)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                            49,119                   22,987
--------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
       Additions to investments                                                     (78,132)                     (56)
       Proceeds from maturity of investments                                          1,073                      668
       Purchase of property and equipment                                            (1,652)                  (1,061)
       Other                                                                            (24)                       4
--------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                               (78,735)                    (445)
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
       Proceeds from Offering                                                       516,014                       --
       Cash dividends                                                                (8,808)                      --
       Change in due to/from affiliates - nonoperating                             (480,791)                 (74,510)
       Cash contributions from parent                                                    --                   41,273
--------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                26,415                  (33,237)
--------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                            (3,201)                 (10,695)
Cash and cash equivalents at beginning of period                                     73,820                   59,003
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                        $  70,619                   48,308
====================================================================================================================

See accompanying notes to consolidated financial statements

                        WADDELL & REED FINANCIAL, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES AND BASIS OF PRESENTATION:

    Waddell & Reed Financial, Inc. and Subsidiaries

    Waddell & Reed Financial, Inc. and subsidiaries ("Company") derive their revenue primarily from investment management, administration, distribution and related services provided to the United mutual funds, TMK/United mutual funds and Waddell & Reed mutual funds and institutional accounts in the United States. Prior to December 1997, the Company was known as United Investors Management Company. In the first quarter of 1998, the insurance operations of the Company, United Investors Life Insurance Company, were distributed to Torchmark Corporation and a subsidiary of Torchmark (together, "Torchmark"). Until March 1998, the Company was wholly owned by Torchmark. In March 1998, the Company completed the initial public offering ("Offering") of its Class A Common Stock, with the Company realizing net proceeds of approximately $516 million. Approximately $481 million of the proceeds were used to prepay notes payable to Torchmark. After giving effect to the initial public offering and as of June 30, 1998, Torchmark controls in excess of 60% of the outstanding Class A Common Stock and Class B Common Stock and in excess of 80% of the voting power of the outstanding Class A Common Stock and Class B Common Stock of the Company. Torchmark has advised the Company that, subject to certain conditions, it currently intends to divest its ownership interest in the Company by means of a special dividend to the stockholders of Torchmark of all shares of common stock of the Company currently held by Torchmark. The spin-off is conditioned upon regulatory approvals, the receipt of a ruling by the Internal Revenue Service to the effect that the spin-off will qualify as a tax free distribution and other conditions.

    Basis of Presentation

    In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the results of its operations and its cash flows for the periods ended June 30, 1998 and 1997 and its financial position at June 30, 1998. The accompanying unaudited consolidated financial statements are for interim periods and, consequently, do not necessarily include all disclosures required by generally accepted accounting principles for annual financial statements. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997, from which the accompanying balance sheet as of December 31, 1997 was derived. The operating results and cash flows for the periods ended June 30, 1998 are not necessarily indicative of the results that will be achieved in future periods.

    Deferred Compensation and Employee Stock Options Plan

    Deferred compensation at June 30, 1998 includes $4.8 million related to restricted stock that was awarded upon consummation of the Offering pursuant to the Company's Stock Incentive Plan. The restricted stock awards generally vest in equal one-third increments on the second, third and fourth anniversaries of the date awarded.

    In conjunction with the Offering and pursuant to a Directed Share Program, the Company loaned $8.6 million to key financial advisors and sales force management personnel to encourage ownership of the Company. The loans bear interest at an annual rate of 5.6% and are due and payable five years from the date issued. Subject to certain conditions, including continued affiliation with the Company, the notes may be forgiven on the maturity date.

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

                                                         For the Six Months                  For the Three Months
                                                            Ended June 30                       Ended March 31
                                                       1998               1997              1998              1997
                                                 -----------------  ----------------  ----------------  -----------------
Net earnings                                              $23,810            $19,760           $16,747           $18,438
Change in unrealized gain (loss), net                        (186)                 6               157              (164)
                                                          -------            -------           -------           -------
Comprehensive income                                      $23,624            $19,766           $16,904           $18,274

    Subsequent Event

    The Board of Directors of the Company declared a dividend payable on July 31, 1998 in the amount of $.1325 per share to shareholders of record as of July 17, 1998. The total dividend paid was $8.8 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          FORWARD-LOOKING INFORMATION

    CERTAIN STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, WHICH INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS THAT MAY CAUSE THE ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE, OR ACHIEVEMENTS OF THE COMPANY, OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE, OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE ALL STATEMENTS RELATING TO FUTURE EVENTS AND ALL STATEMENTS OF BELIEF AND OPINION WITH RESPECT TO MATTERS THAT ARE NOT HISTORICAL FACTS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-Q ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE SUCH FORWARD-LOOKING STATEMENTS. THE RISKS, UNCERTAINTIES, AND OTHER FACTORS TO WHICH FORWARD-LOOKING STATEMENTS ARE SUBJECT INCLUDE, AMONG OTHERS, THOSE SET FORTH UNDER THE CAPTION "RISK FACTORS" IN THE PROSPECTUS OF THE COMPANY DATED MARCH 4, 1998, WHICH IS AVAILABLE FROM THE SECURITIES AND EXCHANGE COMMISSION AT PRESCRIBED RATES AND AT THE SECURITIES AND EXCHANGE COMMISSION'S WEBSITE, WWW.SEC.GOV. SUCH RISK FACTORS INCLUDE, WITHOUT LIMITATION, TORCHMARK'S ABILITY TO CONTROL THE COMPANY, THE UNCERTAINTY OF THE PLANNED SPIN-OFF OF THE COMPANY, FINANCIAL MARKET CONDITIONS, THE ADVERSE EFFECT OF TERMINATION OR FAILING TO RENEW INVESTMENT MANAGEMENT AGREEMENTS AND THE DIFFICULTY OF EXECUTING ACQUISITION STRATEGY. ALL SUBSEQUENT WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY SUCH FACTORS. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS AND EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, AS A RESULT OF THE FOREGOING AND OTHER FACTORS, NO ASSURANCE CAN BE GIVEN AS TO FUTURE RESULTS, LEVELS OF ACTIVITY, OR ACHIEVEMENTS, AND NEITHER THE COMPANY NOR ANY OTHER PERSON WILL BE RESPONSIBLE FOR THE ACCURACY OR COMPLETENESS OF ANY SUCH FORWARD-LOOKING STATEMENTS. IN SOME CASES, FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "PLANS," "ANTICIPATES," "BELIEVES," "ESTIMATES," "PREDICTS," "POTENTIAL," OR "CONTINUE" OR THE NEGATIVE OF SUCH TERMS OR OTHER COMPARABLE TERMINOLOGY.

OVERVIEW

    The Company derives its revenues primarily from providing investment management, distribution and administrative services to the United ("United"), Waddell & Reed ("W&R") and TMK/United funds and institutional accounts. Investment management fees, the Company's most substantial source of revenue, are based on the amount of assets under management and are affected by sales levels, financial market conditions, redemptions and the composition of assets. Underwriting and distribution revenues consist of sales charges and commissions derived from the sale of investment and insurance products and distribution fees earned from the W&R Funds for distributing their shares. The products sold have various sales charge structures and the revenues received from the sale of products vary based on the type and amount sold. Rule 12b-1 distribution and service fees earned for distributing shares of the W&R Funds are based upon a percentage of assets and fluctuate based on sales, redemptions, and financial market conditions. Service fees include transfer agency fees, custodian fees for retirement plan accounts and portfolio accounting fees.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

    Total revenues for the second quarter of 1998 were $74.7 million, up $16.4 million or 28% from the same period in 1997.

    Investment management fees, which comprised 47% of total revenue for the second quarter of 1998, were $35.2 million, an increase of $7.4 million or 27% from the comparable 1997 period. Assets under management were up due to increased sales, investment performance and strong financial markets. Total assets under management were $26.7 billion at June 30, 1998 compared to $23.4 billion at December 31, 1997 and $21.3 billion at June 30, 1997. Average assets under management were up $6.1 billion or 30% from that of the three months ended
June 30, 1997, to $26.2 billion for the three months ended June 30, 1998.   The
rate of increase in average assets was greater than the growth rate in management fees due, partly, to the group fee rate on the United funds. Under various management agreements, the annual management fee rates generally decline as the average net assets of the portfolios exceed certain thresholds. Also, average institutional assets for the second quarter of 1998 were $3.0 billion, an increase of $1.1 billion when compared with the second quarter of 1997. The rate of increase in average institutional assets exceeded the growth rate of management fees because most of the asset growth was due to the addition of fixed income managed accounts in the latter half of 1997. Fixed income accounts typically have lower management fee rates than equity accounts. In addition, institutional accounts generally have a lower management fee rate than mutual funds.

    Underwriting revenue, which accounted for 38% of total operating revenue for the second quarter of 1998, rose to $28.5 million for the period, an increase of $6.8 million or 31% compared to the same period last year, due to higher sales volume of investment products, primarily of the United funds. Total investment product sales increased 40% to $510.4 million for the second quarter of 1998 compared with $363.6 million for the same period last year.

    Service fees for the second quarter were $8.3 million, up $476,000 from the second quarter of 1997, due primarily to growth in the number of mutual fund accounts. Investment and other revenue for the second six months of 1998 was $2.7 million, an increase of $1.7 million or 175%. Most of this increase is attributable to the growth in invested balances related to $35 million of net proceeds that were retained from the Offering and the retention of earnings in the first half of 1998. In previous periods, substantially all of the Company's earnings were paid to Torchmark Corporation as a dividend.

  Underwriting and distribution expenses were $24.3 million for the second quarter of 1998, up $5.8 million or 31% from that of the same period last year, primarily due to costs related to the growth in investment product sales. Effective July 1, 1998, the Company implemented changes to enhance the compensation of advisors and increase recruiting. As a result, underwriting and distribution expenses are expected to increase relative to revenues.

    Compensation and related costs were $9.1 million for the second quarter of 1998, an increase of $3.1 million or 52% over the same period last year. The increase is related to normal salary and fringe benefit changes, staff additions, the impact of adjustments made to make total compensation more competitive within the market and an increase in bonus accruals to reflect favorable investment management performance during the first six months. General and administrative expenses were $1.9 million for the quarter compared to $1.5 million for the second quarter of 1997; an increase of 25% due primarily to growth in business activity.

    The Company did not realize any net interest income in the second quarter of 1998, a decrease of $1.0 million from the same period in 1997. The interest income in 1997 was related to notes with Torchmark that were prepaid in the first quarter of 1998.

    Income tax expense was $14.5 million and $12.5 million for the second quarter of 1998 and 1997, respectively, representing effective tax rates of 37.8 % and 38.8%. The effective tax rate varies based upon the amount of federally tax-exempt interest and the tax rates that apply to income taxable within various states.


RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

    Total revenues for the first half of 1998 were $139.8 million, up $25.1 million or 22% from the same period in 1997.

    Investment management fees, which comprised 48% of total revenue for the first half of 1998, were $67.6 million, an increase of $13.0 million or 24% from the comparable 1997 period. Assets under management were up due to increased sales, investment performance and strong financial markets. Total assets under management were $26.7 billion at June 30, 1998 compared to $23.4 billion at December 31, 1997 and $21.3 billion at June 30, 1997. Average assets under management were up $5.5 billion or 28% from that of the six months ended June 30, 1997, to $25.4 billion for the six months ended June 30, 1998. As noted in the discussion of quarterly results, the rate of increase in average assets was greater than the growth rate in management fees due, partly, to the group fee rate on the United funds. Average institutional assets for the first half of 1998 were $2.9 billion, an increase of $1.1 billion when compared with the first half of 1997. Most of the growth in institutional accounts was due to the addition of fixed income managed accounts in the latter half of 1997. Fixed income accounts usually have lower management fees rates than equity accounts.

    Underwriting revenue, which accounted for 37% of total operating revenue for the first half of 1998, rose to $52.0 million for the period, an increase of $9.1 million or 21% compared to the same period last year, due to higher sales volume of investment products, primarily of the

United funds. Total investment product sales increased 26% to $915.2 million for the first half of 1998 compared with $726.6 million for the same period last year.

    Service fees for the first half of 1998 were $16.0 million, up $736,000 from the first half of 1997, due primarily to growth in the number of mutual fund accounts. Investment and other revenue for the first half of 1998 was $4.2 million, an increase of $2.2 million. Most of this increase is attributable to the growth in invested balances related to $35 million of net proceeds that were retained from the Offering and the retention of earnings in the first half of 1998. In previous periods, substantially all of the Company's earnings were distributed to Torchmark Corporation as dividends.

    Underwriting and distribution expenses were $44.6 million for the first half of 1998, up $7.7 million or 21% from that of the same period last year, primarily due to costs related to the growth in investment product sales.

    Compensation and related costs were $16.6 million for the first half of 1998, an increase of $4.4 million or 36% over the same period last year. The increase is related to additions to the investment management staff, the impact of adjustments made to make total compensation more competitive within the market, and normal salary and fringe benefit changes. General and administrative expenses were $3.7 million for the first half of 1998 compared to $3.1 million for the second quarter of 1997; an increase of 16% due primarily to growth in business activity.

    Net interest expense for the first half of 1998 was $6.7 million compared with net interest income of $2.0 million for last year's first half. The net interest expense and income was related to notes with Torchmark that were prepaid at the time of the initial public offering in the first quarter of 1998.

    Income tax expense was $25.5 million and $24.2 million for the first half of 1998 and 1997, respectively, representing effective tax rates of 38.6 % and 38.8%. The effective tax rate varies based upon the amount of federally tax-exempt interest and the tax rates that apply to income taxable within various states.


LIQUIDITY AND CAPITAL RESOURCES

    Cash, cash equivalents and investment securities available for sale were $166.4 million at June 30, 1998, an increase of $73.6 million from December 31, 1997. Cash and cash equivalents at June 30, 1998 and December 31, 1997 includes reserves of $16.9 million and $14.9 million, respectively, for the benefit of customers in compliance with securities regulations.

    Cash flow provided by operations was $49.1 million and $23.0 million for the first six months of 1998 and 1997, respectively. Other than net income and related adjustments, the most significant sources of cash from operations resulted from the timing of payments. The timing of tax payments and mutual fund trade settlements provided $10.0 million and $5.8 million, respectively, of cash for the first six months of 1998. Approximately $8.6 million of cash was used for interest bearing loans related to the Offering.

    Investing activities used $78.7 million of cash during the quarter, due primarily to additional investments in longer term securities. Although the Company has not entered into formal commitments, it is considering alternatives for acquiring additional office space. The estimated cost of the alternatives to construct facilities is $12 million. Except for this possible expansion, the Company has no material commitments for capital expenditures.

    The net cash provided by financing activities in the first six months of 1998 was $26.4 million. The increase is primarily related to the Company's Initial Public Offering that closed on March 10, 1998. Net proceeds from the sale of 23.9 million shares were $516 million, of which the Company retained approximately $35 million for working capital purposes. The remainder of the proceeds were used to prepay notes payable to Torchmark Corporation.

    The Company's Board of Directors declared a quarterly cash dividend on the common stock of approximately $8.8 million to be paid July 31, 1998 to shareholders of record on July 22. Management believes its available cash, cash equivalents, investments securities available-for-sale and expected continuing cash flow from operations will be sufficient to fund dividends, payments, operations and other reasonably foreseeable cash needs.



INFORMATION SYSTEMS AND YEAR 2000 COMPLIANCE

    Some computers, software, and other equipment include computer code in which calendar year data is abbreviated to only two digits. As a result, some of these systems will not operate correctly after 1999 because they may interpret "00" to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the "Year 2000 Problem."

    The Company believes that it has identified all significant applications that will require modification to ensure Year 2000 compliance. Internal and external resources are being used to make the required modifications and test Year 2000 compliance. The Company estimates that its compliance activities will be completed no later than the second quarter of 1999, and estimates that the total costs of this effort will be $4.1 million for the four year period ending December 31, 1999. The Company believes that it has identified most of the major computers, software applications, and related equipment used in connection with its internal operations that must be modified, upgraded, or replaced to minimize the possibility of a material disruption to its business. The Company has commenced the process of modifying, upgrading, and replacing major systems that have been assessed as adversely affected, and expects to complete this process before the occurrence of any material disruption of its business. However, there can be no assurance in this regard.

    The Year 2000 Problem also affects some of the Company's customers and major suppliers of computers, software, and other equipment. The Company has discussed the Year 2000 Problem with some of these customers and suppliers. However, the Company has limited or no control over the actions of these customers and suppliers. Accordingly, the Company cannot guarantee that these customers and suppliers will resolve any or all Year 2000 Problems. If the Company's customers and suppliers fail to resolve Year 2000 Problems, the Company's business could be materially disrupted.

    The discussion of the Company's efforts, and management's expectations, relating to Year 2000 compliance constitutes forward-looking statements. The Company's ability to achieve Year 2000 compliance, and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review.

PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

    On March 10, 1998, the Company completed the Offering. The managing underwriters in the Offering were Morgan Stanley Dean Witter, Goldman, Sachs & Co., and Merrill Lynch & Co. (the "Underwriters"). The shares of Class A Common Stock sold in the Offering were registered under the Securities Act of 1933, as amended, on a Form S-1 Registration Statements (registration no. 333-43687) (the "Registration Statement"). The Registration Statement was declared effective by the Securities and Exchange Commission on March 4, 1998.

    On March 4, 1998, the Company commenced the Offering. The Offering closed on March 10, 1998 after the Company had sold all 23,870,000 shares (including the over-allotment option) of Class A Common Stock registered under the Registration Statement. The offering price was $23.00 per share for an aggregate offering price of $549,010,000.

    From the effective date of the Registration Statement to June 30, 1998, the Company paid an aggregate of $30,195,550 in underwriting discounts and commissions in the Offering. None of this amount was paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning ten percent or more of any class of equity securities of the Company, or an affiliate of the Company. In addition, the following table sets forth an estimate of all expenses incurred in connection with the Offering, other than underwriting discounts and commissions. All of the amounts shown are estimated except for the registration fees of the Securities and Exchange Commission, the National Association of Securities Dealers, Inc. and the New York Stock Exchange, Inc.

  SEC registration fee                                             $  177,728
  NASD fee                                                             30,500
  NYSE listing fee                                                    210,600
  Accounting fees and expenses                                        500,000
  Legal fees and expenses                                             600,000
  Printing and engraving                                              550,000
  Transfer Agent's fees                                                50,000
  Blue Sky fees and expenses (including counsel fees)                  10,000
  Directors and Officers Liability Insurance Premium                  515,500
  Miscellaneous expenses                                              156,172
                                                                   ----------
               Total                                               $2,800,000
                                                                   ==========

    After deducting underwriting discounts and commissions and the Offering expenses described above, net proceeds to the Company from the Offering were approximately $516 million. Of this amount, the Company used approximately $481 million to prepay notes payable to Torchmark Corporation, the parent company of, an affiliate to and a greater than ten percent owner of, the Company. Other than the payments to Torchmark Corporation, none of the other net proceeds of the Offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning ten percent or more of any class of equity securities of the Company, or an affiliate of the Company.


ITEM 6.

         (a)  Exhibits:

              27.1  Financial Data Schedule (electronic filing only).

         (b) Reports on Form 8-K: No reports on Form 8-K were filed during the period subject to this Quarterly Report on Form 10-Q.

                                 SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of August, 1998.


                                 WADDELL & REED FINANCIAL, INC.


                                 By:  /s/ Keith A. Tucker
                                      ------------------------------------
                                      Keith A. Tucker
                                      Chairman of the Board and
                                      Chief Executive Officer


                                 By:  /s/ Michael D. Strohm
                                      ------------------------------------
                                      Michael D. Strohm
                                      Principal Accounting Officer