Form 10-Q
period 1998-09-30
WADDELL & REED FINANCIAL INC
filed 1998-11-13
CIK 1052100

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
 [X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1998

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
 (State or other jurisdiction of           (I.R.S. Employer incorporation
        or organization)                        Identification No)

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

Yes    X      No
    ------       -----

Shares outstanding of each of the registrant's classes of common stock as of September 30, 1998:

Class                                     Outstanding as of September 30, 1998
---------------------------------------   ------------------------------------
Class A Common stock, $.01 par value                   31,875,374
Class B Common stock, $.01 par value                   34,325,000

                         WADDELL & REED FINANCIAL, INC.

                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998


INDEX

                                                            Page No.
                                                            --------
Part I.  Financial Information

     Item 1.    Financial Statements

                Consolidated Balance Sheets at
                September 30, 1998 and December 31, 1997                3

                Unaudited Consolidated Statements of
                Operations for the three months and nine months ended
                September 30, 1998 and September 30, 1997               4

                Unaudited Consolidated Statements of Cash
                Flows for the nine months ended
                September 30, 1998 and 1997                             5

                Notes to Unaudited Consolidated Financial Statements    6

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                     9

Part II.        Other Information                                       15

     Item 2.    Changes in Securities and Use of Proceeds

     Item 6.    Exhibits and Reports on Form 8-K

Signatures                                                              16

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)


                                                                                                      September 30,     December 31,
                                                                      ASSETS                              1998              1997
                                                                      ------                          -------------     ------------
                                                                                                       (unaudited)
Assets:
  Cash and cash equivalents                                                                                $ 36,767    $  73,820
  Investment securities, available-for-sale                                                                 127,385       18,977
  Receivables:
    United Funds and W&R Funds                                                                                4,443        4,031
    Customers and other                                                                                      13,894       11,840
  Due from affiliates                                                                                         1,966       17,232
  Deferred income taxes                                                                                         902        1,241
  Prepaid expenses and other current assets                                                                   2,926        2,991
                                                                                                           --------    ---------
Total current assets                                                                                        188,283      130,132

  Due from affiliates                                                                                           228      175,450
  Property and equipment, net                                                                                18,684       12,058
  Investment in real estate partnership                                                                      17,457       17,544
  Deferred sales commissions, net                                                                            14,406       12,316
  Goodwill (net of accumulated amortization of
    $19,656 and $17,479)                                                                                     96,654       98,831
  Other assets                                                                                                  655          633
                                                                                                           --------    ---------
Total assets                                                                                               $336,367    $ 446,964
                                                                                                           ========    =========

                                                 LIABILITIES AND SHAREHOLDERS' EQUITY
                                                 ------------------------------------

Liabilities:
  Current liabilities:
    Accounts payable                                                                                       $ 20,767    $  22,929
    Due to affiliates                                                                                           918      102,459
    Accrued sales force compensation                                                                          9,252        8,666
    Income taxes payable                                                                                     12,225        3,314
    Other current liabilities                                                                                17,202       18,525
                                                                                                           --------    ---------
Total current liabilities                                                                                    60,364      155,893

    Due to affiliates                                                                                             0      509,186
    Deferred income taxes                                                                                     2,796        2,246
    Accrued pensions and post-retirement costs                                                                9,275        9,530
                                                                                                           --------    ---------
Total liabilities                                                                                            72,435      676,855
                                                                                                           --------    ---------
Shareholders' equity:
  Common stock ($.01 par value; 32,142,174 class A shares issued and 31,875,374 class A shares outstanding      665          423
                and 34,325,000 class B shares issued and outstanding - September 30, 1998;
                42,300,000 shares issued and outstanding December 31, 1997)

  Additional paid-in capital                                                                                246,271            0
  Retained earnings                                                                                          34,886            0
  Dividends in excess of retained earnings and additional paid-in capital                                         0     (230,658)
  Deferred compensation                                                                                     (13,034)           0
  Treasury stock (266,800 class A Shares)                                                                    (4,759)           0
  Accumulated other comprehensive income                                                                        (97)         344
                                                                                                           --------    ---------
Total shareholders' equity                                                                                  263,932     (229,891)
                                                                                                           --------    ---------
Total liabilities and shareholders' equity                                                                 $336,367      446,964
                                                                                                           ========    =========

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited in thousands, except for per share data)

-----------------------------------------------------------------------------------------------------------------
                                                                For the three months         For the nine months
                                                                 ended September 30,         ended September 30,
                                                              -----------------------      ----------------------
                                                                 1998         1997            1998         1997
                                                                 ----         ----            ----         ----
Revenue:
  Investment management fees                                  $  34,982       31,164      $ 102,623        85,850
  Underwriting and distribution fees:
    United Funds and W&R Funds                                   16,343       14,232         51,101        41,681
    Affiliates and others                                        11,544        8,664         28,788        24,075
  Shareholder service fees                                        8,306        7,672         24,336        22,966
  Investment and other revenue                                    2,268          925          6,432         2,848
                                                              ---------    ---------      ---------     ---------
Total revenue                                                    73,443       62,657        213,280       177,420
                                                              ---------    ---------      ---------     ---------
Expenses:
  Underwriting and distribution                                  26,215       21,900         70,770        58,791
  Compensation and related costs                                  8,256        6,735         24,820        18,897
  General and administrative                                      2,032        2,110          5,682         5,252
  Depreciation                                                      492          323          1,351           965
  Amortization of goodwill                                          725          725          2,177         2,177
                                                              ---------    ---------      ---------     ---------
Total expenses                                                   37,720       31,793        104,800        86,082
                                                              ---------    ---------      ---------     ---------
Income before interest and provision for income taxes            35,723       30,864        108,480        91,338

Interest:
  Income - affiliated                                                 -        2,832          1,950         8,493
  Expense - affiliated                                                -       (1,867)        (8,604)       (5,588)
  Expense - other                                                  (400)           -           (400)            -
                                                              ---------    ---------      ---------     ---------
Income before provision for income taxes                         35,323       31,829        101,426        94,243

Provision for income taxes                                       13,356       12,339         38,902        36,555
                                                              ---------    ---------      ---------     ---------
Net income                                                    $  21,967       19,490      $  62,524        57,688
                                                              =========    =========      =========     =========
Net income per share:
  Basic and diluted                                           $    0.33         0.29      $    0.94          0.86
                                                              =========    =========      =========     =========
Weighted average shares outstanding - basic and diluted          66,399       66,467         66,638        66,467
                                                              =========    =========      =========     =========

Dividends declared per common share                           $    0.13            -      $    0.40             -


See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited in thousands)

------------------------------------------------------------------------------------------------------------
                                                                     For the nine months ended September 30,
                                                                     ---------------------------------------
                                                                        1998                       1997
                                                                        ----                       ----
Cash flows from operating activities:
  Net income                                                         $ 62,524                     57,688
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                     3,528                      3,142
      Recognition of deferred compensation                                792                          0
      Loss on sale and retirement of fixed assets                          30                          2
      Capital gains and dividends reinvested                              (77)                       (49)
      Deferred income taxes                                             1,158                       (670)
      Changes in assets and liabilities:
        Receivables from funds                                           (412)                      (726)
        Other receivables                                             (10,618)                    (2,516)
        Due to/from affiliates - operating                              5,232                     (5,099)
        Other assets                                                   (1,616)                    (3,968)
        Accounts payable                                               (2,162)                     2,667
        Other liabilities                                               7,578                    (10,777)
                                                                    ---------                   --------
Net cash provided by operating activities                              65,957                     39,694
                                                                    ---------                   --------
Cash flows from investing activities:
  Additions to investments                                           (110,628)                      (558)
  Proceeds from maturity of investments                                 1,588                      1,665
  Purchase of property and equipment                                   (7,983)                    (1,777)
  Other                                                                   (26)                        34
                                                                    ---------                   --------
Net cash used by investing activities                                (117,049)                      (636)
                                                                    ---------                   --------
Cash flows from financing activities:
  Proceeds from IPO                                                   516,014                          0
  Cash dividends                                                      (17,615)                   (51,958)
  Change in due to/from affiliates - nonoperating                    (479,601)                   (45,104)
  Purchase of treasury stock                                           (4,759)                         0
  Cash contributions from parent                                            0                     42,980
                                                                    ---------                   --------
Net cash provided by (used in) financing activities                    14,039                    (54,082)
                                                                    ---------                   --------
Net decrease in cash and cash equivalents                              37,053                     15,024

Cash and cash equivalents at beginning of period                       73,820                     59,003
                                                                    ---------                   --------
Cash and cash equivalents at end of period                          $  36,767                   $ 43,979
                                                                    =========                   ========

See accompanying notes to consolidated financial statements.

                        WADDELL & REED FINANCIAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES AND BASIS OF PRESENTATION:

  Waddell & Reed Financial, Inc. and Subsidiaries

  Waddell & Reed Financial, Inc. and subsidiaries ("Company") derive their revenue primarily from investment management, administration, distribution and related services provided to the United mutual funds, Target/United mutual funds and Waddell & Reed mutual funds and institutional accounts in the United States. Prior to December 1997, the Company was known as United Investors Management Company. In the first quarter of 1998, the insurance operations of the Company, United Investors Life Insurance Company, were distributed to Torchmark Corporation and a subsidiary of Torchmark (together, "Torchmark"). Until March 1998, the Company was wholly owned by Torchmark. In March 1998, the Company completed the initial public offering ("Offering") of its Class A common stock, with the Company realizing net proceeds of approximately $516 million. Approximately $481 million of the proceeds were used to prepay notes payable to Torchmark. After giving effect to the Offering and as of September 30, 1998, Torchmark controls in excess of 60% of the outstanding Class A common stock and Class B common stock and in excess of 80% of the voting power of the outstanding Class A common stock and Class B common stock of the Company. On November 6, 1998 Torchmark distributed its remaining ownership interest in the Company by means of a tax-free spin off to the stockholders of Torchmark of all shares of common stock of the Company held by Torchmark.

  Basis of Presentation

  In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the results of its operations and its cash flows for the nine-month periods ended September 30, 1998 and 1997 and its financial position at September 30, 1998. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997, from which the accompanying balance sheet as of December 31, 1997 was derived. The operating results and cash flows for the nine months ended September 30, 1998 are not necessarily indicative of the results that will be achieved in future periods.

  Deferred Compensation and Employee Stock Options Plan

  Deferred compensation at September 30, 1998 includes $5.2 million related to restricted stock that was awarded upon consummation of the Offering pursuant to the Company's Stock Incentive Plan. The restricted stock awards generally vest in equal one-third increments on the second, third and fourth anniversaries of the date awarded.

  In conjunction with the Offering and pursuant to a Directed Share Program, the Company loaned $8.6 million to key financial advisors and sales force management personnel to encourage ownership of the Company. The loans, which are unsecured, bear interest at an annual rate of 5.6% and are due and payable five years from the date issued. Subject to certain conditions, including continued affiliation with the Company, the notes may be forgiven on the maturity date.

  The Company also issued options to purchase 2.4 million shares of Class A common stock to employees upon consummation of the Offering pursuant to the Stock Incentive Plan. The options were exercisable at the Offering price and generally vest in equal one-third increments on the second, third and fourth anniversaries of the consummation of the Offering.

  Liquidity and Capital

  On September 25, 1998, the Company declared a dividend payable on October 30, 1998 in the amount of $.1325 per share to shareholders of record as of October 6. The total dividend paid was $8.8 million.

  During the third quarter of this year, the Company announced that it would commence a stock repurchase program whereby shares of the Company's Common stock would be purchased on the open market from time to time under conditions deemed attractive by management. These shares will be held in treasury and used for stock options. Through September 30, 1998, the Company had purchased 266,800 Class A common shares at an average price of $17.79 per share.

  The Company has entered into a $200 million revolving credit facility, expandable to $300 million, with a syndicate of nine banks. The credit facility is a 364-Day revolving facility at an interest rate of LIBOR plus .35. While the Company currently has no plans or need to utilize the facility, it will provide an additional source of capital to finance share repurchases, acquisitions, and other general corporate needs.

  Earnings per Share

  Earnings per share for the 1997 periods are based on the number of shares outstanding as of the close of the Offering. Earnings per share for the 1998 periods are based on the number of shares outstanding as of September 30, 1998.

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

                                          For the Three Months    For the Nine Months
                                           Ended September 30      Ended September 30
                                          ---------------------   --------------------
                                             1998        1997       1998        1997
                                          ---------     -------   --------     -------
Net Income                                  $21,967     $19,490    $62,524     $57,688
Change in unrealized gain(loss), net           (225)        122       (441)        129
                                            -------     -------    -------     -------
Comprehensive income                        $21,742     $19,612    $62,083     $57,817


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING INFORMATION


  CERTAIN STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, WHICH INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT
FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE ALL STATEMENTS RELATING TO FUTURE EVENTS AND ALL STATEMENTS OF BELIEF AND OPINION WITH RESPECT TO MATTERS THAT ARE NOT HISTORICAL FACTS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-Q ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE SUCH FORWARD-LOOKING STATEMENTS. THE RISKS, UNCERTAINTIES AND OTHER FACTORS TO WHICH FORWARD-LOOKING STATEMENTS ARE SUBJECT INCLUDE, AMONG OTHERS, THOSE SET FORTH UNDER THE CAPTION "RISK FACTORS" IN THE PROSPECTUS OF THE COMPANY DATED MARCH 4, 1998, WHICH IS AVAILABLE FROM THE SECURITIES AND EXCHANGE COMMISSION AT PRESCRIBED RATES AND AT THE SECURITIES AND EXCHANGE COMMISSION'S WEBSITE, WWW.SEC.GOV. SUCH RISK FACTORS INCLUDE, WITHOUT LIMITATION, FINANCIAL MARKET CONDITIONS, THE ADVERSE EFFECT OF TERMINATION OR FAILING TO RENEW INVESTMENTS MANAGEMENT AGREEMENTS AND THE DIFFICULTY OF EXECUTING ACQUISITION STRATEGY. ALL SUBSEQUEST WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY SUCH FACTORS. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS AND EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, AS A RESULT OF THE FOREGOING AND OTHER FACTORS, NO ASSURANCE CAN BE GIVEN AS TO FUTURE RESULTS, LEVELS OF ACTIVITY OR
ACHIEVEMENTS AND NEITHER THE COMPANY NOR ANY OTHER PERSON WILL BE RESPONSIBLE FOR THE ACCURACY OR COMPLETENESS OF ANY SUCH FORWARD-LOOKING STATEMENTS. IN SOME CASES, FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "PLANS," "ANTICIPATES," "BELIEVES," "ESTIMATES", "PREDICTS," "POTENTIAL" OR "CONTINUE" OR THE NEGATIVE OF SUCH
TERMS OR OTHER COMPARABLE TERMINOLOGY.

OVERVIEW

  The Company derives its revenues primarily from providing investment management, distribution and administrative services to the United ("United"), Waddell & Reed ("W&R") and Target/United funds and institutional accounts. Investment management fees, the Company's most substantial source of revenue, are based on the amount of assets under management and are affected by sales levels, financial market conditions, redemptions and the composition of assets. Underwriting and distribution revenues consist of sales charges and commissions derived from the sale of investment and insurance products and distribution fees earned from the W&R Funds for distributing their shares. The products sold have various sales charge structures and the revenues received from the sale of products vary based on the type and amount sold. Rule 12b-1 distribution and service fees earned for distributing shares of the W&R Funds are based upon a percentage of assets and fluctuate based on sales, redemptions, and financial market conditions. Service fees include transfer agency fees, custodian fees for retirement plan accounts and portfolio accounting fees.

RESULTS OF OPERATIONS--THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

  Total revenues for the third quarter of 1998 were $73.4 million, up $10.8 million or 17% from the same period in 1997.

  Investment management fees, which comprised 48% of the total revenue for the third quarter of 1998, were $35 million, an increase of $3.8 million or 12% from the comparable 1997 period. Assets under management were up due to increased sales, investment performance and strong financial markets during the first part of 1998. Total assets under management were $24.8 billion at September 30, 1998 compared to $23.4 billion at December 31, 1997 and $23.0 billion at September 30, 1997. Average assets under management were up $3.3 billion or 15% from that of the three months ended September 30, 1997, to $25.8 billion for the
three months ended September 30, 1998.   The rate of increase in average assets
was greater than the growth rate in management fees due, partly, to the group fee rate on the United funds. Under various management agreements, the annual management fee rates generally decline as the average net assets of the portfolios exceed certain thresholds. Also, a greater percentage of assets were in institutional accounts in 1998. Institutional accounts generally have a lower management fee rate than mutual funds.

  Underwriting revenue, which accounted for 38% of total operating revenue for the third quarter of 1998, rose to $27.9 million for the period, an increase of $5 million or 22% compared to the same period last year, due to higher sales volume of investment products, primarily of the United Funds. Total investment product sales increased 24% to $482.5 million for the third quarter of 1998 compared with $389.6 million for the same period last year.

  Service fees for the third quarter were $8.3 million, up $634 thousand or 8.3% from the third quarter of 1997, due primarily to growth in the number of mutual fund accounts. Investment and other revenue for the third quarter of 1998 was $2.3 million, an increase of $1.3 million or 145%. This increase is primarily attributable to the growth in invested balances related to invested cash from operations and $35 million of net proceeds that were retained from the Offering. In previous periods, substantially all of the Company's earnings were paid to Torchmark Corporation as a dividend.

  Underwriting and distribution expenses were $26.2 million for the third quarter of 1998, up $4.3 million or 20% from that of the same period last year, primarily due to costs related to the growth in investment product sales. Also, in the third quarter of this year, a change was made to enhance the compensation to the sales force to further facilitate asset retention and improve recruiting efforts. Excluding the positive effects of improved productivity, this change is estimated to reduce pretax margins by approximately $1.0 million per quarter.

  Compensation and related costs were $8.3 million for the third quarter of 1998, an increase of $1.5 million or 23% over the same period last year. The increase is related to normal salary and fringe benefit changes, staff additions and the impact of adjustments made to make total compensation more competitive within the market. General and administrative expenses were $2.0 million for the third quarter of 1998 compared to $2.1 million for the third quarter of 1997, a decrease of 4%.

  Interest income and expense from affiliates pertains to notes with Torchmark that were prepaid in the first quarter of 1998 with proceeds from the Offering. Interest expense-other costs of $400 thousand in the third quarter of 1998 relate to costs associated with establishing a $200 million revolving credit facility.

  Income tax expense was $13.4 million and $12.3 million for the third quarter of 1998 and 1997, respectively, representing effective tax rates of 37.8% and 38.8%. The effective tax rate varies based upon the amount of federally tax-exempt interest and the tax rates that apply to income taxable within various states.

  The Company has considered the effect of year 2000 on its computer systems and application software programs and has developed a plan to become year 2000 compliant. The Company estimates that its compliance activities related to critical applications will be completed no later than the first quarter of 1999. The Company estimates the total costs of this effort to be $4.2 million for the five-year period ending June 30, 2000.

RESULTS OF OPERATIONS--NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

  Total revenues for the first nine months of 1998 were $213.3 million, up $35.9 million or 20.2% from the same period in 1997.

  Investment management fees, which comprised 48% of total revenue for the first nine months of 1998, were $102.6 million, an increase of $16.8 million or 19.5% from the comparable 1997 period. Total assets under management were $24.8 billion at September 30, 1998 compared to $23.4 billion at December 31, 1997 and $23 billion at September 30, 1997. Average assets under management were up $4.7 billion or 22.7% from that of the nine months ended September 30, 1997, to $25.5 billion for the nine months ended September 30, 1998. Average institutional assets for the first nine months of 1998 were $2.9 billion, an increase of $909 million when compared with the first nine months of 1997.

  Underwriting revenue, which accounted for 37% of total operating revenue for the first nine months of 1998, rose to $79.9 million for the period, an increase of $14.1 million or 21.5% compared to the same period last year. Total investment product sales increased 25.2% to $1.4 billion for the first nine months of 1998 compared with $1.1 billion for the same period last year.

  Service fees for the first nine months of 1998 were $24.3 million, up $1.3 million from the first nine months of 1997, due primarily to growth in the number of mutual fund accounts. Investment and other revenue for the first nine months of 1998 was $6.4 million, an increase of $3.6 million from the same period in 1997.

  Underwriting and distribution expenses were $70.8 million for the first nine months of 1998, up $12.0 million or 20.4% from that of the same period last year, primarily due to costs related to the growth in investment product sales.

  Compensation and related costs were $24.8 million for the first nine months of 1998, up $5.9 million or 31.3% over the same period last year. The increase is related to additions to the investment management staff, the impact of adjustments made to total compensation to be more competitive within the market, and normal salary and fringe benefit changes. General and administrative expenses were $5.7 million for the first nine months of 1998 compared to $5.2 million for the same period the previous year, an increase of 8.2%.

  Net interest-income expense for the first nine months of 1998 was $6.7 million compared with net interest income of $2.9 million for last year's first nine months. The net interest expense and income was related to notes with Torchmark that were prepaid at the time of the Offering in the first quarter of 1998. Interest expense-other costs of $400 thousand in the third quarter of 1998 relate to costs associated with establishing a $200 million revolving credit facility.

  Income tax expense was $38.9 million and $36.6 million for the first nine months of 1998 and 1997, respectively, representing effective tax rates of 38.4% and 38.8%. The effective tax rate varies based upon the amount of federally tax-exempt interest and the tax rates that apply to income taxable within various states.

LIQUIDITY AND CAPITAL RESOURCES

  Cash, cash equivalents and short term investments were $164.2 million at September 30, 1998, an increase of $71.4 million from December 31, 1997. Cash and cash equivalents at September 30, 1998 and December 31, 1997 include reserves of $11.3 million and $14.9 million, respectively, for the benefit of customers in compliance with securities regulations. The increase is primarily related to the Company's Offering that closed on March 10, 1998. Net proceeds from the sale of 23.9 million Class A common shares were $516 million, of which the Company retained approximately $35 million for working capital purposes. The remainder of the proceeds were used to prepay notes payable to Torchmark Corporation.

  Cash flow provided by operations was $66.0 million and $39.7 million for the first nine months of 1998 and 1997, respectively. Approximately $8.6 million of cash was used for interest bearing loans related to the Offering. Investing activities used $117.0 million of cash during the nine months, due primarily to additional investments in longer-term securities. The Company has decided on a plan to expand existing facilities at an estimated cost of $12 million. Except for this expansion, the Company has no material commitments for capital expenditures.

  The net cash provided by financing activities in the first nine months of 1998 was $14 million. Management believes its available cash, cash equivalents, investment securities available-for-sale and expected continuing cash flow from operations will be sufficient to fund dividends, payments, operations and other reasonably foreseeable cash needs. The Company initiated a stock buy-back program in the third quarter of 1998. Through September 30, 1998, the Company had purchased 266,800 Class A common shares on the open market at an average price of $17.79 or $4.8 million. As of October 16, 1998, the Company purchased an additional 531,700 shares on the open market at an average price of $17.52 per share.

Information Systems and Year 2000 Compliance

  Some computers, software, and other equipment include computer code in which the calendar year data is abbreviated to only two digits. As a result, some of these systems will not operate correctly after 1999 because they may interpret "00" to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the "Year 2000 Problem".

  The Company believes that is has identified all significant data, computer hardware, software applications and related equipment, as well as office and facilities equipment such as telephone switches and security systems used in connection with its internal operations that must be modified, upgraded or replaced to minimize the possibility of a material disruption to its business. The Company is currently in the process of modifying, upgrading and replacing major systems that have been assessed as adversely affected, and expects to complete this process before the occurrence of any material disruption of its business. However, there can be no assurance in this regard.

  Internal and external resources are being used to make the required modifications and test Year 2000 compliance. The Company estimates that its compliance activities will be completed no later than the first quarter of 1999 for all mission critical items and no later than the third quarter of 1999 for all medium and low risk items and estimates that the total costs of this effort will be $4.2 million for the five year period ending June 31, 2000. Total costs incurred to date are approximately $2.6 million.

  The Year 2000 Problem also affects some of the Company's vendors and suppliers of data, computers, software and other equipment. The Company has been actively contacting all vendors and suppliers to inquire about their Year 2000 readiness. However, the Company has limited or no control over the actions of these vendors and suppliers. Accordingly, the Company cannot guarantee that these vendors and suppliers will resolve any or all Year 2000 Problems. If the Company's vendors and suppliers fail to resolve Year 2000 Problems, the Company's business could be materially disrupted.

  The Company expects to identify and resolve all Year 2000 Problems that could materially adversely affect its business operations. However, due to the number of interactions with internal and external systems, equipment and data, management believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting the Company or its clients have been identified or corrected. In addition, no one can accurately predict how many Year 2000 Problem-related failures will occur or the severity, duration or financial consequences of these potential failures. As a result, management expects that the Company could suffer a small number of operational inconveniences and inefficiencies for the Company and its clients that will divert some of management's time and attention and financial and human resources from its ordinary business activities.

     The Company is developing contingency plans to minimize the impact of potential Year 2000 Problems on its mission critical systems. The Company expects to complete its contingency plans by the end of third quarter 1999.

     The discussion of the Company's efforts, and management's expectations, relating to Year 2000 compliance constitutes forward-looking statements. The Company's ability to achieve Year 2000 compliance and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendor ability to modify proprietary software and unanticipated problems identified in the ongoing compliance review.

PART II.  OTHER INFORMATION


ITEM 2. On March 10, 1998 the Company completed its Offering. The shares of Class A common stock sold in the Offering were registered under the Securities Act of 1933, as amended, on a Form S-1 Registration Statement (No. 333-43687). This Registration Statement was declared effective by the Securities and Exchange Commission on March 4, 1998. The $35 million in proceeds remaining from the Offering were applied to working capital and expended for general corporate purposes.


ITEM 6.

(a)   Exhibits:

      27.1   Financial Data Schedule (electronic filing only).


(b) Reports on Form 8-K: No reports on Form 8-K were filed during the period subject to this Quarterly Report on Form 10-Q.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of November, 1998.


                                 WADDELL & REED FINANCIAL, INC.


                                 By: /s/ Keith A. Tucker
                                     ----------------------------------------
                                     Chairman of the Board and
                                     Chief Executive Officer



                                  By: /s/ Michael D. Strohm
                                      ---------------------
                                      Principal Accounting Officer