Form 10-K
WADDELL & REED FINANCIAL INC
filed 1999-03-19
CIK 1052100

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

                               6300 Lamar Avenue
                          Overland Park, Kansas 66202
                                  913-236-2000
  (Address, including zip code, and telephone number of Registrant's principal executive offices)

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

              TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
     Class A Common Stock, $.01 par value                    New York Stock Exchange
     Class B Common Stock, $.01 par value                    New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE
                                (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. (__)

    The aggregate market value of the voting stock held by non-affiliates of the registrant (excludes officers, directors and stockholders holding 5% or greater of the registrant's common stock): $782,134,743 at February 26, 1999.

    Shares outstanding of each of the registrant's classes of common stock as of February 26, 1999:

                Class A Common Stock, $.01 par value: 30,694,445
                Class B Common Stock, $.01 par value: 30,797,556

                      DOCUMENTS INCORPORATED BY REFERENCE

    In Part III of this Form 10-K, the definitive proxy statement for the 1999 annual meeting of stockholders to be held April 28, 1999

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   Index of Exhibits (Pages B-1 through B-3)
                     Total Number of Pages Included Are 52

                         WADDELL & REED FINANCIAL, INC.
                      INDEX TO ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

PART I                                                                                    PAGE
                                                                                        ---------
Item 1.    Business...................................................................      3
Item 2.    Properties.................................................................     15
Item 3.    Legal Proceedings..........................................................     15
Item 4.    Submission of Matters to a Vote of Security Holders........................     15
           Risk Factors...............................................................     16

PART II
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters......     19
Item 6.    Selected Financial Data....................................................     20
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
             Operation................................................................     21
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.................     27
Item 8.    Financial Statements and Supplementary Data................................     27
Item 9.    Changes in Disagreements with Accountants on Accounting and Financial
             Disclosure...............................................................     27

PART III
Item 10.   Directors and Executive Officers of the Registrant.........................     27
Item 11.   Executive Compensation.....................................................     27
Item 12.   Security Ownership of Certain Beneficial Owners and Management.............     27
Item 13.   Certain Relationships and Related Transactions.............................     27

PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........     27

SIGNATURES.................................................................................................          28
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.................................................................         A-1
INDEX TO EXHIBITS..........................................................................................         B-1

                                     PART I
               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    THIS FORM 10-K INCLUDES STATEMENTS THAT ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, HOPES, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS FORM 10-K REGARDING THE COMPANY'S FINANCIAL POSITION, BUSINESS STRATEGY AND OTHER PLANS AND OBJECTIVES FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-K ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE SUCH FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS AND EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT OR THAT THE COMPANY WILL TAKE ANY ACTIONS THAT MAY PRESENTLY BE PLANNED. CERTAIN IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS ARE DISCLOSED IN THE "RISK FACTORS" SECTION OF THIS FORM 10-K ANNUAL REPORT, WHICH INCLUDE, WITHOUT LIMITATION, THE ADVERSE EFFECT FROM A DECLINE IN SECURITIES MARKETS OR IF THE COMPANY'S PRODUCTS' PERFORMANCE DECLINES, FAILURE TO RENEW INVESTMENT MANAGEMENT AGREEMENTS, COMPETITION, CHANGES IN GOVERNMENT REGULATION, AVAILABILITY AND TERMS OF CAPITAL AND YEAR 2000 UNCERTAINTIES. ALL SUBSEQUENT WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY SUCH FACTORS.

ITEM 1.  BUSINESS

BACKGROUND

    From 1981 until its initial public offering of Class A Common Stock on March 4, 1998 (the "Offering"), Waddell & Reed Financial, Inc. (the "Company") had been a wholly-owned subsidiary of Torchmark Corporation ("Torchmark"), and was known as United Investors Management Company until it effected a name change in December 1997. The Company is a holding company that conducts its business through its subsidiaries. One subsidiary, Waddell & Reed, Inc. ("W&R"), is a registered broker-dealer and registered investment advisor that acts primarily as the nationwide distributor and underwriter for the shares of mutual funds and distributor of insurance products issued primarily by United Investors Life Insurance Company ("UILIC"), a subsidiary of Torchmark. Another subsidiary, Waddell & Reed Investment Management Company ("WRIMCO"), is a registered investment advisor that provides investment management and advisory services to the Company's mutual funds (the "Funds") and to institutions and other private clients through a subcontract with another subsidiary of Torchmark. Finally, Waddell & Reed Services Company ("WRSCO") provides transfer agency and accounting services to the Funds and their shareholders. Waddell & Reed Financial, Inc., W&R, WRIMCO, and WRSCO are hereafter collectively referred to as the "Company," unless the context requires otherwise.

    After the consummation of the Offering, the Company continued to be controlled by Torchmark, which owned more than 80% of the combined voting power of the Class A Common Stock and the Class B Common Stock of the Company. The holders of Class A Common Stock and Class B Common Stock have identical rights except that holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to five votes per share on all matters to be voted on by stockholders.

    On November 6, 1998 Torchmark divested its ownership interest in the Company by means of a special dividend to the stockholders of Torchmark of all of the Class A Common Stock and Class B Common Stock owned by Torchmark after the Offering (the "Spin-Off").

OVERVIEW

    The Company, founded in 1937, is one of the oldest mutual fund complexes in the United States, having introduced the United family of funds in 1940. The Company sells its investment products primarily to middle income Americans through a virtually exclusive sales force. As of December 31, 1998, the Company had $27.7 billion of assets under management, of which $24.5 billion were mutual fund assets and $3.2 billion were managed institutional accounts. The Company has over 582,000 mutual fund customers having an average investment of $38,000 and 47,000 variable account customers having an average investment of $52,000.

    The Company is the exclusive underwriter and distributor of 36 mutual fund portfolios (the "Funds"), including 17 comprising the United Funds (the "United Funds"), eight comprising the Waddell & Reed Funds (the "W&R Funds"), and 11 comprising the Target/United Funds (the "Target Funds"). The Company also distributes Torchmark underwritten variable annuities and life insurance products to its customers as part of its financial planning services. The Company sells mutual fund products with a front-end load (sales charges are paid upon purchase of fund shares) and contingent deferred sales charge (sales charges are paid upon redemption within specified periods).

    The traditional market for the Company has generally been professionals and working families with annual incomes between $40,000 and $100,000 who are saving for retirement. The Company believes that demographic trends and shifts in attitudes toward retirement savings will continue to support increased consumer demand for its products. According to U.S. Census Bureau projections, the number of Americans between the ages of 45 and 64 will grow from 53.7 million in 1996 to 71.1 million in 2005, making this "preretirement" age group the fastest growing segment of the U.S. population.

    The Company distributes the Funds and other financial products through a financial advisor sales force that represents the Company on a virtually exclusive basis. On December 31, 1998, the Company's sales force consisted of 2,370 financial advisors and 129 division managers operating from 184 sales offices located throughout the United States. For the year ended December 31, 1998, the Company's financial advisor sales force sold over $1.8 billion of mutual fund and variable products. The Company believes, based on industry data, that its financial advisor sales force is currently one of the largest sales forces in the United States selling primarily mutual funds. As of December 31, 1998, 38% of the Company's financial advisors have been with the Company for more than 5 years and 26% for more than 10 years.

    The financial advisor industry is fragmented, consisting primarily of relatively small companies generally employing fewer than 100 investment professionals. The Company's sales force competes primarily with small broker/dealers and independent financial advisors. The Company's marketing efforts are currently focused on customers residing in smaller metropolitan areas and rural communities. The Company conducts investment seminars throughout the United States to reach a large number of potential clients. The Company also provides financial plans for clients offering one-on-one consultations emphasizing long-term relationships through continuing service, rather than a one-time sale. The Company believes that it is well-positioned to benefit from a developing industry trend toward "assisted sales"--sales of mutual fund products through a sales person--driven by the array of options now available to investors and the need for financial planning advice that has resulted from the recent increase in the average household's financial assets.

    The Company's investment philosophy and financial planning approach emphasize long-term investments. The Company's portfolio managers seek consistent long-term performance and downside protection in turbulent markets. As a result, the Company has developed a loyal customer base with clients maintaining their accounts for approximately 11 years on average as compared to five years for the mutual fund industry, according to the Investment Company Institute. This loyalty is evidenced by a relatively low fund redemption rate for the five years ended December 31, 1998 of 7.8% for the Funds (other than money market funds), which is less than one-half of the industry average of 18.6% and a relatively high dividend reinvestment rate of 87.2% for the Funds for the same period versus 71.3% for the mutual fund industry. Approximately 47% of the Company's assets under management are in retirement accounts as of December 31, 1998. The historically low redemption and high reinvestment rates have provided a stable source of asset and revenue growth at relatively low cost.

    The Company has a seasoned team of portfolio managers and an internal equity and fixed income investment research staff that have substantial resources available to them including hundreds of meetings annually with company management both on and off site. In addition, the Company utilizes research provided by brokerage firms and independent outside consultants. Portfolio managers usually were investment research analysts for a substantial length of time prior to acquiring money management assignments. The predominant style of the Company's investments is growth equity. As of December 31, 1998 approximately 81% of the Company's mutual fund assets under management were invested in equity funds and the remainder in fixed income and money market funds. This investment strategy emphasizes investment at attractive valuations in companies that the portfolio managers believe can produce above average growth in earnings.

OPERATIONS

Revenues from operations for the last three years ended were:

                                                                                    FOR YEARS ENDED DECEMBER 31,
                                                                                  --------------------------------
                                                                                     1998       1997       1996
                                                                                  ----------  ---------  ---------
Revenues from:
  Investment management.........................................................  $  137,823    117,784    101,466
  Underwriting and distribution.................................................     106,615     89,427     85,837
  Shareholder service...........................................................      33,808     30,763     28,378
                                                                                  ----------  ---------  ---------
  Revenue excluding investment income...........................................     278,246    237,974    215,681
  Investment income.............................................................       9,043      3,798      5,295
                                                                                  ----------  ---------  ---------
  Total revenue.................................................................  $  287,289    241,772    220,976
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------

MARKETING

    The Company markets its mutual funds through a sales force that represents the Company on a virtually exclusive basis. As of December 31, 1998, the sales force comprised 2,370 financial advisors. The Company's financial advisors are located primarily in smaller metropolitan areas and rural communities. The sales force is organized into divisions that are supervised, as of December 31, 1998, by 129 division managers who, in turn, report to eight regional vice presidents.

    The Company has taken several steps to increase the productivity of its sales force. Since 1992, the Company has been developing a more fully-committed sales force through recruiting and retention initiatives. These initiatives have resulted in an increase of financial advisors having annual or annualized production of more than $900,000 of investment product sales from 20% of the sales force at December 31, 1993 to 34% at December 31, 1998. Prior to 1993, division managers were engaged in personal sales production as well as sales management. In order to emphasize the importance of recruiting and developing a sales force, the Company implemented a compensation system that ties compensation of division managers to the development of new financial advisors and to division sales rather than personal sales.

    The Company provides training and motivational programs for its sales force. Sales training specialists provide a regular program of training for new recruits as well as advanced training for experienced financial advisors. Programs for new recruits focus on prospecting techniques, product knowledge, and sales skills. Field office classes provide guidance in identifying target markets, practical exercises to learn interview skills and data collection, instruction in basic financial planning software, and guidance in matching products with various investment objectives. Sales presentation skills are taught and practiced in the classroom environment as well as on joint sales calls with field sales management. The programs for experienced advisors focus on skills related to dealing with larger investment sums (such as IRA rollovers) and include training in the use of asset allocation and estate planning software. In addition, the Company offers all new financial advisors the opportunity to participate in a week long training program at the home office covering such subjects as product features, financial planning, and the use of illustrative software packages.

    In 1998, the Company launched its first advertising campaign in selected markets throughout the country which focused on the important aspects of the Company's business and was intended to increase name recognition of the Company in those markets. These efforts are expected to continue in 1999.

FUNDS AND ASSET MANAGEMENT

    The Company serves as underwriter for, and investment advisor to, the United Funds, the W&R Funds, and the Target Funds and distributes variable insurance products related to the Target Funds.

    The Company offers the Funds' shareholders a broad range of investment products designed to attract and retain clients with varying investment objectives. The predominant style of the Company's investments is growth equity. This investment strategy emphasizes investment at attractive valuations in companies that the portfolio managers believe can produce above average growth in earnings. According to an annual Barron's/Lipper fund-family survey which ranks investment performance of mutual fund complexes, the Company ranked second out of 89 mutual fund complexes for 1998 and fifth out of 55 complexes for the five year period ended December 31, 1998. As of December 31, 1998, 81% of the assets under management in the Funds were invested in equity funds, 16% were invested in fixed income funds, and 3% were invested in money market funds. Lipper, Inc. also ranked 57% of the Company's equity assets in the top quartile and 50% in the top 10% of their respective categories. The Company periodically introduces new mutual funds designed to complement and expand its investment product offerings, respond to competitive developments in the financial marketplace, and meet the changing needs of clients. The Company's base of assets under management consists of a broad range of domestic and international stock, bond, and money market mutual funds that meet the varied needs and objectives of its individual and institutional investors.

    In addition to performing investment management services for the Funds, the Company acts as an investment advisor and portfolio manager for institutional and other private investors. The Company receives a fee that is generally based on a percentage of assets under management for its services as an investment advisor or portfolio manager. Assets under management for institutional and private accounts totaled approximately $3.2 billion at December 31, 1998. Investment management fees from institutional accounts were approximately $6.3 million, or approximately 5%, of total investment management fees, for the year ended December 31, 1998.

Ending and average assets under management for the last three years were:

                                                                1998                  1997                  1996
                                                        --------------------  --------------------  --------------------
                                                         ENDING     AVERAGE    ENDING     AVERAGE    ENDING     AVERAGE
                                                        ---------  ---------  ---------  ---------  ---------  ---------
                                                                                 (IN MILLIONS)

United Funds
  Equity..............................................  $  16,713     15,320     13,687     12,761     11,200     10,463
  Fixed-income........................................      3,637      3,652      3,632      3,499      3,431      3,408
  Money market........................................        644        572        529        498        499        445
                                                        ---------  ---------  ---------  ---------  ---------  ---------
                                                           20,994     19,544     17,848     16,758     15,130     14,316

W&R Funds
  Equity..............................................      1,050        906        779        684        586        496
  Fixed-income........................................         85         74         66         58         57         55
                                                        ---------  ---------  ---------  ---------  ---------  ---------
                                                            1,135        980        845        742        643        551

Target Funds
  Equity..............................................      2,127      1,859      1,627      1,452      1,204      1,038
  Fixed-income........................................        245        235        223        204        193        182
  Money market........................................         54         45         43         38         38         36
                                                        ---------  ---------  ---------  ---------  ---------  ---------
                                                            2,426      2,139      1,893      1,694      1,435      1,256
Total Mutual Funds
  Equity..............................................     19,890     18,085     16,093     14,897     12,990     11,997
  Fixed-income........................................      3,967      3,961      3,921      3,761      3,681      3,645
  Money market........................................        698        617        572        536        537        481
                                                        ---------  ---------  ---------  ---------  ---------  ---------
                                                           24,555     22,663     20,586     19,194     17,208     16,123
  Institutional Accounts..............................      3,189      2,947      2,831      2,103      1,862      2,846
                                                        ---------  ---------  ---------  ---------  ---------  ---------
  Total Assets Under Management.......................  $  27,744     25,610     23,417     21,297     19,070     18,969
                                                        ---------  ---------  ---------  ---------  ---------  ---------
                                                        ---------  ---------  ---------  ---------  ---------  ---------

INVESTMENT MANAGEMENT AGREEMENTS

    The Company provides investment advisory and management services pursuant to an investment management agreement with each Fund. While the specific terms of the investment management agreements vary, the basic terms of the investment management agreements are similar. The investment management agreements provide that the Company renders overall management services to each of the Funds, subject to the oversight of each Fund's board of directors and in accordance with each Fund's fundamental investment objectives and policies. The investment management agreements permit the Company to enter into separate agreements for shareholder services or accounting services with the respective Funds.

    Each Fund's board of directors, including a majority of the directors who are not "interested persons," of the Fund or the Company within the meaning of the Investment Company Act of 1940, as amended, and its shareholders must have approved the investment management agreement between the respective Fund and the Company. These agreements may continue in effect from year to year if specifically approved at least annually by (i) the Fund's board of directors, including a majority vote of the directors who are not parties to the agreements or "interested persons" of any such party, or (ii) the vote of the holders of a majority of the outstanding voting securities of the Fund and the vote of a majority of the Fund's directors who are not parties to the agreement or "interested persons" of any such party, each vote being cast in person at a meeting called for such purpose. Each agreement automatically terminates in the event of its "assignment" as defined in the Investment Company Act or the Investment Advisers Act and may be terminated without penalty by the Fund by giving the Company 60 days' written notice, if the termination has been approved by a majority of the Fund's directors or shareholders. The Company may terminate an investment management agreement without penalty on 120 days' written notice.

SERVICE AGREEMENTS

    The Company provides various services to the Funds and their shareholders pursuant to a shareholder servicing agreement with each Fund (except the Target Funds) and an accounting service agreement with each Fund. Pursuant to the shareholder servicing agreements, the Company performs shareholder servicing functions, including the maintenance of shareholder accounts, the issuance, transfer, and redemption of shares, distribution of dividends and payment of redemptions, furnishing information related to the Fund, and handling shareholder inquiries. The Funds pay a monthly fee to the Company for such services. Pursuant to the accounting service agreements, the Company provides the Funds with bookkeeping and accounting services and assistance, including maintenance of the Fund's records, pricing of the Fund's shares, and preparation of the prospectuses for existing shareholders, proxy statements, and certain reports. The Funds pay the Company a monthly fee for such services. A Fund's shareholder servicing agreement or accounting services agreement may be adopted or amended with the approval of the Fund's directors. Each of the shareholder servicing agreements and accounting services agreements have annually renewable terms of one year expiring on October 1 of each year.

UNDERWRITING AND DISTRIBUTION

    The Company distributes the Funds pursuant to an underwriting agreement with each Fund (except the Target Funds). The Company distributes products relating to the Target Funds under an underwriting agreement between the Company and UILIC. General agency commissions paid to the Company by UILIC for distribution of these products comprised 12%, 12% and 14% of the Company's total revenue for each of the years ended 1998, 1997 and 1996, respectively. Under each underwriting agreement with a Fund, the Company offers and sells the Fund's shares on a continual basis and pays the costs of sales literature and printing of prospectuses furnished to it by the Fund. The Company receives underwriting commissions for such services, a major portion of which is paid to financial advisors and sales managers of the Company. The Company charges a sales charge to clients upon purchase of shares in the United Funds, which are front-end load funds, which ranges from zero to 5.75% of the amount invested. The sales charge for the United Funds typically declines as the net asset value of the account increases. In addition, investors may combine their purchases of these Funds' shares within the respective group of Funds to qualify for the reduced sales charge. Investors in the W&R Funds generally pay contingent deferred sales charges upon redemption of shares in W&R Funds of up to 3% of the net asset value of the redeemed shares declining to zero for shares held for more than four years.

    The underwriting agreements are subject to approval annually by the directors of the respective Funds, including a majority of the directors who are not "interested persons" of the Funds or the Company within the meaning of the Investment Company Act of 1940, as amended, or "interested persons" of any such party and who have no direct or indirect financial interest in the operation of the distribution and service plan (as described below), as applicable, of the Funds or any agreements relating thereto ("independent directors"), cast in person at a meeting called for the purpose of voting on such approval. Each agreement automatically terminates in the event of its assignment, as defined in the Investment Company Act, and either party may terminate the agreement without penalty upon 60 days' written notice.

    Under a distribution and service plan for Class A shares of the United Funds (except the money market fund) and under a distribution and service plan for the Class B shares of the money market fund and the W&R Funds, each of which plans are adopted under Rule 12b-1 of the Investment Company Act, the Funds may pay the Company a fee for its costs and expenses in connection with providing personal service to shareholders of the Fund, maintaining shareholder accounts and distributing shares of the funds.

Each distribution and service plan is subject to approval annually by the directors, including the independent directors, cast in person at a meeting called for the purpose of voting on such approval. The Fund may terminate the Plan at any time without penalty.

The Company's investment product sales are summarized as follows:

INVESTMENT PRODUCT SALES

                                                                                      1998       1997       1996
                                                                                    ---------  ---------  ---------
                                                                                             (IN MILLIONS)
United Funds......................................................................  $ 1,266.8    1,092.7    1,024.8
Waddell & Reed Funds..............................................................      252.3      175.7      227.4
Variable Products (Target/United).................................................      308.4      249.8      252.9
                                                                                    ---------  ---------  ---------
                                                                                    $ 1,827.5    1,518.2    1,505.1
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

FUNDS SUMMARY

    The following table sets forth, for each fund within the Fund group, the year that shares in such Fund were first offered to the public, the net assets of such Fund or portfolio as of December 31, 1998 and a description of its investment objective.

                                                            NET ASSETS
                                                          AT DECEMBER 31,
                                                               1998
                                                FIRST       (DOLLARS IN
                 FUND NAME                     OFFERED       MILLIONS)                INVESTMENT OBJECTIVE
-------------------------------------------  -----------  ---------------  ------------------------------------------
UNITED FUNDS

  Accumulative Fund........................        1940     $   1,868.0    Seeks capital growth, with a secondary
                                                                           objective of current income.

  Asset Strategy Fund......................        1995     $      36.2    Seeks high total return over the long term
                                                                           by allocating its assets among stocks,
                                                                           bonds and short-term instruments.

  Bond Fund................................        1964     $     557.1    Seeks to achieve a reasonable return with
                                                                           more emphasis on preservation of capital.

  Cash Management..........................        1979     $     644.3    Seeks to maximize current income to the
                                                                           extent consistent with stability of
                                                                           principal by investing in money market
                                                                           instruments.

  Continental Income Fund..................        1970     $     602.7    Seeks to provide current income to the
                                                                           extent that market and economic conditions
                                                                           permit with a secondary objective of
                                                                           seeking long-term appreciation of capital.

                                                            NET ASSETS
                                                          AT DECEMBER 31,
                                                               1998
                                                FIRST       (DOLLARS IN
                 FUND NAME                     OFFERED       MILLIONS)                INVESTMENT OBJECTIVE
-------------------------------------------  -----------  ---------------  ------------------------------------------
UNITED FUNDS
  Gold & Government Fund...................        1985     $      12.8    Seeks high total return through investing
                                                                           in precious metals, mineral-related
                                                                           securities and gold, silver and platinum
                                                                           during periods of actual or expected
                                                                           inflation or when the environment for
                                                                           investments in precious metals appears to
                                                                           be favorable, and U.S. Government
                                                                           securities during periods of actual or
                                                                           expected disinflation or low inflation.

  Government Securities Fund...............        1982     $     140.7    Seeks high current income consistent with
                                                                           safety of principal by investing primarily
                                                                           in securities issued or guaranteed by the
                                                                           U.S. Government or its agencies or
                                                                           instrumentalities.

  High Income Fund.........................        1979     $   1,018.5    Seeks a high level of current income, with
                                                                           a secondary objective of seeking capital
                                                                           growth when consistent with its primary
                                                                           objective.

  High Income Fund II......................        1986     $     416.2    Seeks a high level of current income, with
                                                                           a secondary objective of seeking capital
                                                                           growth when consistent with its primary
                                                                           objective.

  Income Fund..............................        1940     $   7,767.3    Seeks maintenance of current income,
                                                                           subject to market conditions with a
                                                                           secondary goal of capital growth.

  International Growth Fund................        1970     $   1,224.1    Seeks long-term capital appreciation, with
                                                                           a secondary objective of realization of
                                                                           income, by investing in securities issued
                                                                           by companies or governments of any nation.

                                                            NET ASSETS
                                                          AT DECEMBER 31,
                                                               1998
                                                FIRST       (DOLLARS IN
                 FUND NAME                     OFFERED       MILLIONS)                INVESTMENT OBJECTIVE
-------------------------------------------  -----------  ---------------  ------------------------------------------
UNITED FUNDS

  Municipal Bond Fund......................        1976     $     977.0    Seeks income that is not subject to
                                                                           Federal income taxation by investing
                                                                           principally in tax-exempt municipal bonds.

  Municipal High Income Fund...............        1986     $     526.8    Seeks a high level of income that is not
                                                                           subject to Federal income taxation by
                                                                           investing principally in medium and lower
                                                                           quality tax-exempt municipal bonds.

  New Concepts Fund........................        1983     $     956.3    Seeks capital growth by investing in
                                                                           securities issued by relatively new or
                                                                           unseasoned companies, companies in the
                                                                           early stages of development or smaller
                                                                           companies in new and emerging industries
                                                                           with above average opportunity for growth.

  Retirement Shares Fund...................        1972     $     822.2    Seeks the highest long-term total return
                                                                           consistent with reasonable safety of
                                                                           capital.

  Science and Technology Fund..............        1950     $   1,674.5    Seeks long-term capital growth through a
                                                                           portfolio emphasizing science and
                                                                           technology securities.

  Vanguard Fund............................        1969     $   1,749.3    Seeks capital appreciation through
                                                                           diversified holdings of securities issued
                                                                           primarily by companies that have
                                                                           appreciation possibilities.
WADDELL & REED FUNDS

  Asset Strategy Fund......................        1995     $      28.3    Seeks high total return over the long term
                                                                           by allocating assets among stocks, bonds
                                                                           and short-term instruments.

  Growth Fund..............................        1992     $     399.5    Seeks capital appreciation by investing
                                                                           primarily in securities issued by
                                                                           companies that offer above-average growth
                                                                           potential, including relatively new or
                                                                           unseasoned companies.

  High Income Fund.........................        1997     $      22.6    Seeks a high level of current income, with
                                                                           a secondary objective of seeking capital
                                                                           growth when consistent with its primary
                                                                           objective.

                                                            NET ASSETS
                                                          AT DECEMBER 31,
                                                               1998
                                                FIRST       (DOLLARS IN
                 FUND NAME                     OFFERED       MILLIONS)                INVESTMENT OBJECTIVE
-------------------------------------------  -----------  ---------------  ------------------------------------------
WADDELL & REED FUNDS

  International Growth Fund................        1992     $      91.1    Seeks long-term appreciation, with a
                                                                           secondary goal of realization of income,
                                                                           by investing in securities issued by
                                                                           companies or governments of any nation.

  Limited-Term Bond Fund...................        1992     $      20.9    Seeks a high level of current income
                                                                           consistent with preservation of capital by
                                                                           investing primarily in debt securities of
                                                                           investment grade, including U.S.
                                                                           government securities, and maintaining a
                                                                           dollar-weighted average maturity of the
                                                                           portfolio of two to five years.

  Municipal Bond Fund......................        1992     $      41.8    Seeks income that is not subject to
                                                                           Federal income taxation by investing
                                                                           primarily in municipal bonds.

  Science and Technology Fund..............        1997     $      26.0    Seeks long term capital growth through a
                                                                           portfolio emphasizing science and
                                                                           technology securities.

  Total Return Fund........................        1992     $     504.5    Seeks current income and capital growth by
                                                                           investing primarily in securities issued
                                                                           by companies that have a record of paying
                                                                           regular dividends on common stock or have
                                                                           the potential for capital appreciation.

TARGET/UNITED FUNDS

  Asset Strategy fund......................        1995     $      14.1    Seeks high total return over the long term
                                                                           by allocating its assets among stocks,
                                                                           bonds and short-term instruments.

  Balanced fund............................        1994     $      92.2    Seeks current income with a secondary
                                                                           objective of long-term appreciation of
                                                                           capital.

  Bond fund................................        1987     $     114.3    Seeks current income with an emphasis on
                                                                           preservation of capital.

  Growth fund..............................        1987     $     825.1    Seeks capital growth with current income
                                                                           as a secondary objective.

  High Income fund.........................        1987     $     126.4    Seeks high current income, with a
                                                                           secondary objective of capital growth.

  Income fund..............................        1991     $     811.3    Seeks maintenance of current income,
                                                                           subject to market conditions with a
                                                                           secondary objective of capital growth.

                                                            NET ASSETS
                                                          AT DECEMBER 31,
                                                               1998
                                                FIRST       (DOLLARS IN
                 FUND NAME                     OFFERED       MILLIONS)                INVESTMENT OBJECTIVE
-------------------------------------------  -----------  ---------------  ------------------------------------------
TARGET/UNITED FUNDS

  International fund.......................        1994     $     169.0    Seeks long-term appreciation of capital,
                                                                           with current income as a secondary
                                                                           objective by investing principally in
                                                                           securities issued by companies or
                                                                           governments of any nation.

  Limited-Term Bond fund...................        1994     $       4.5    Seeks a high level of current income
                                                                           consistent with preservation of capital by
                                                                           investing primarily in debt securities of
                                                                           investment grade and maintaining a dollar
                                                                           weighted average maturity of the portfolio
                                                                           of two to five years.

  Money Market fund........................        1987     $      54.0    Seeks maximum current income consistent
                                                                           with stability of principal by investing
                                                                           in money market securities.

  Science and Technology fund..............        1997     $      34.6    Seeks long-term capital growth by
                                                                           investing primarily in science and
                                                                           technology securities.

  Small Cap fund...........................        1994     $     180.6    Seeks capital growth by investing
                                                                           primarily in securities issued by
                                                                           relatively new or unseasoned companies,
                                                                           companies in their early stages of
                                                                           development or smaller companies
                                                                           positioned in new and emerging industries
                                                                           with above average opportunity for rapid
                                                                           growth.

REGULATION

    Virtually all aspects of the Company's businesses are subject to various Federal and state laws and regulations. These laws and regulations are primarily intended to protect investment advisory clients and shareholders of registered investment companies. Under such laws and regulations, agencies that regulate investment advisors and broker-dealers such as the Company have broad administrative powers, including the power to limit, restrict, or prohibit such an advisor or broker-dealer from carrying on its business in the event that it fails to comply with such laws and regulations. In such event, the possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment advisor and other registrations, censures, and fines.

    The business of the Company is subject to regulation at both the Federal and state level by the Securities and Exchange Commission (the "Commission") and other regulatory bodies. Certain subsidiaries of the Company are registered with the Commission under the Investment Advisers Act of 1940, as amended, (the "Advisers Act") and the Funds are registered with the Commission under the Investment Company Act of 1940, as amended, (the "ICA") and with various states under applicable state laws. A subsidiary of the Company is also registered as a broker-dealer with the Commission and is subject to regulation by the National Association of Securities Dealers, Inc. (the "NASD") and various states.

    Certain subsidiaries of the Company are registered with the Commission under the Advisers Act and, as such, are regulated by and subject to examination by the Commission. The Advisers Act imposes numerous obligations on registered investment advisors including fiduciary duties, recordkeeping requirements, operational requirements, and disclosure obligations. The Commission is authorized to institute proceedings and impose sanctions for violations of the Advisers Act, ranging from censure to termination of an investment advisor's registration. The failure of a registered subsidiary of the Company to comply with the requirements of the Commission could have a material adverse effect on the Company.

    The Company derives a large portion of its revenues from investment management agreements. Under the Advisers Act, the Company's investment management agreements terminate automatically if assigned without the client's consent. Under the ICA, advisory agreements with registered investment companies such as the Funds terminate automatically upon assignment. The term "assignment" is broadly defined and includes direct assignments as well as assignments that may be deemed to occur, under certain circumstances, upon the transfer, directly or indirectly, of a controlling interest in the Company.

    A subsidiary of the Company is also a member of the Securities Investor Protection Corporation. In its capacity as a broker-dealer, the Company is required to maintain certain minimum net capital and cash reserves for the benefit of its customers, which may limit its ability to pay dividends. The Company's net capital, as defined, has consistently met or exceeded all minimum requirements. Various regulations cover certain investment strategies that may be used by the Funds for hedging purposes. To the extent that the Funds purchase futures contracts, the Funds are subject to the commodities and futures regulations of the Commodity Futures Trading Commission. Under the rules and regulations of the Commission promulgated pursuant to the Federal securities laws, the Company is subject to periodic examination by the Commission. The Company is also subject to periodic examination by the NASD. A subsidiary of the Company is registered under the Exchange Act as a transfer agent. The most recent examination of the Company by the Commission was in February 1999. The most recent examination of the Company by the NASD was in February 1996.

COMPETITION

    The Company is subject to substantial competition in all aspects of its business. The Company competes with hundreds of other mutual fund management, distribution and service companies that distribute their fund shares through a variety of methods including affiliated and unaffiliated sales forces, broker-dealers, and direct sales to the public of shares offered at a low or no sales charge. Many larger mutual fund complexes have developed relationships with brokerage houses with large distribution networks, which may enable these fund complexes to reach broader client bases. The Company competes with firms offering similar services and products to those of the Company, such as American Express Financial Advisors Inc. and Edward D. Jones & Co. In addition, the Company competes with brokerage and investment banking firms, insurance companies, banks, and other financial institutions and businesses offering other financial products in all aspects of its business. Although no one company or group of companies dominates the mutual fund management and services industry, many are larger than the Company and have greater resources and offer a wider array of financial services and products. Competition is based on the methods of distribution of fund shares, the ability to develop investment products for certain segments of the market, the ability to meet the changing needs of investors, the ability to achieve superior investment management performance, the type and quality of shareholder services, and the success of sales promotion efforts. The Company believes that competition in the mutual fund industry will increase as a result of increased flexibility afforded to banks and other financial institutions to sponsor mutual funds and distribute mutual fund shares, and as a result of consolidation and acquisition activity within the industry. In addition, barriers to entry to the investment management business are relatively few, and the Company thus anticipates that it will face a growing number of competitors. Many of the

Company's competitors in the mutual fund industry are larger, better known, have penetrated more markets than the Company, and have more resources than those of the Company.

    The distribution of mutual fund products has undergone significant developments in recent years, which has increased the competitive environment in which the Company operates. These developments include growth in the number of mutual funds, introduction of service fees payable to broker-dealers that provide continual service to clients in connection with their mutual fund investments, and development of complex distribution systems with multiple classes of shares.

    The Company's financial advisors compete primarily with small broker/dealers and independent financial advisors. The market for financial advice and planning is extremely fragmented, consisting primarily of relatively small companies with fewer than 100 investment professionals. Competition is based on sales techniques, personal relationships and skills, the quality of financial planning products and services, the quality of the financial and insurance products offered, and the quality of service. Competition in this area is intense and some of the competitors of the Company's financial advisors are larger, better known, and have more resources.

EMPLOYEES

    At December 31, 1998, the Company had 530 full-time employees. Its 2,370 financial advisors are independent contractors.

ITEM 2.  PROPERTIES

    The Company, through its subsidiary, W&R, owns or leases buildings that are used in the normal course of business. W&R owns and occupies a 116,000 square foot office building utilized as its corporate headquarters in United Investors Park, an approximately thirty-three acre commercial development at 6300 Lamar Avenue, Overland Park, Kansas. Additional leased space is occupied in the immediate area for headquarters operations. W&R also leases division and district office space for its agency sales personnel in various cities and towns in the United States.

    During 1998, land and four income-producing office buildings adjacent to the Company's headquarters were acquired from Torchmark Income Properties, L.P. ("TIP") in transactions which ended W&R's financial interests in TIP. These properties had previously been contributed by the Company to TIP in exchange for a limited partnership interest. The four office buildings total 180,000 square feet and are 99% leased. As a result of this acquisition, W&R owns 100% of United Investors Park. The Company began to develop architectural plans for an additional 110,000 square foot office building for United Investors Park in 1998. This new building, when completed, will be used primarily for owner occupancy.

ITEM 3.  LEGAL PROCEEDINGS

    Certain of the Company's subsidiaries are involved from time to time in various legal proceedings and claims incident to the normal conduct of their businesses. On the basis of information presently available and advice received from counsel, it is the opinion of management that such legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

RISK FACTORS

    POTENTIAL ADVERSE EFFECT ON CLASS A COMMON STOCK SHARE VALUE FROM DISPARATE VOTING RIGHTS OF CLASS A COMMON STOCK AND CLASS B COMMON STOCK. The holders of Class A Common Stock and Class B Common Stock have identical rights except that
(i) holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to five votes per share on all matters to be voted on by stockholders and (ii) holders of Class A Common Stock are not eligible to vote on any alteration of the powers, preferences, or special rights of the Class B Common Stock that would not adversely affect the Class A Common Stock and vice versa. For example, holders of Class A Common Stock would not be entitled to vote on proposals to decrease the voting power of the Class B Common Stock, to decrease the right of Class B Common Stock to receive dividends, or to diminish the rights of the Class B Common Stock in liquidation, and vice versa. The differential in the voting rights could, however, adversely affect the value of the Class A Common Stock to the extent that investors or any potential future purchaser of the Company views the superior voting rights of the Class B Common Stock to have value. The existence of two separate classes of Common Stock could result in less liquidity for either class of Common Stock than if there was only one class of Common Stock.

    POTENTIAL ADVERSE EFFECTS ON THE COMPANY'S BUSINESS AND PROSPECTS FROM A DECLINE IN SECURITIES MARKETS. The Company's results of operations are affected by certain economic factors, including the level of the securities markets. Favorable performance by the United States securities markets in recent years has attracted a substantial increase in the investments in these markets and has benefited the Funds and the Company. A decline in the securities markets, failure of the securities markets to sustain their recent levels of growth, or short-term volatility in the securities markets could result in investors withdrawing from the markets or decreasing their rate of investment, either of which could adversely affect the Company. Because the revenues of the Company are, to a large extent, based on the value of assets under management, a decline in the value of these assets would adversely affect revenues of the Company. The Company's growth is dependent to a significant degree upon the ability of the Funds to attract and retain mutual fund assets and in an adverse economic environment, this may prove difficult. The Company's growth rate has varied from year to year and there can be no assurance that the average growth rates sustained in the recent past will continue.

    POTENTIAL ADVERSE EFFECTS ON THE COMPANY'S BUSINESS AND PROSPECTS IF THE FUNDS' PERFORMANCE DECLINES. Success in the investment management and mutual fund businesses is dependent on the investment performance of client accounts. Good performance stimulates sales of the Funds' shares and tends to keep redemptions low. Sales of the Funds' shares generate higher management fees and distribution revenues (which are based on assets of the Funds). Good performance also attracts private institutional accounts to the Company. Conversely, relatively poor performance tends to result in decreased sales, increased redemptions of the Funds' shares, and the loss of private institutional accounts, with corresponding decreases in revenues to the Company. Failure of the Funds to perform well could, therefore, have a material adverse effect on the Company.

    ADVERSE EFFECT OF TERMINATION OR FAILURE TO RENEW AGREEMENTS. A substantial majority of the Company's revenues are derived from investment management agreements with the Funds that, as required by law, are terminable on 60 days' notice. In addition, each such investment management agreement must be approved and renewed annually by the disinterested members of each Fund's board or its shareholders, as required by law. Any failure to renew or termination of a significant number of these agreements would have a material adverse effect on the Company.

    POTENTIAL ADVERSE EFFECT IF KEY PERSONNEL AND SALES FORCE CANNOT BE RECRUITED AND RETAINED. The future success of the Company depends to a substantial degree on its ability to attract and retain qualified personnel to conduct its fund management and investment advisory business. The market for qualified fund managers, investment analysts, and financial advisors is extremely competitive and has grown more so in recent periods as the industry has experienced growth. There can be no assurance that the Company will be successful in its efforts to recruit and retain the required personnel.

    The Company is currently dependent on its sales force to sell its mutual fund and other investment products. The Company's future growth prospects will be directly affected by the quality and quantity of financial advisors it is able to successfully recruit and retain.

    COMPETITORS WITH GREATER RESOURCES. The mutual fund distribution and service and investment management industries are intensely competitive and are undergoing substantial consolidations. Many organizations in these industries are attempting to market to and service the same clients as the Company, not only with mutual fund investments and services but with a wide range of other financial products and services. Many of the Company's competitors have more products and product lines, services, and may also have substantially greater assets under management and financial resources. Many larger mutual fund complexes have developed relationships with brokerage houses with large distribution networks, which may enable these fund complexes to reach broader client bases.

    POTENTIAL MISUSE OF FUNDS AND INFORMATION IN POSSESSION OF ADVISORS. The Company's financial advisors handle a significant amount of funds and financial and personal information for investors in the Funds and purchasers of other investment and insurance products. Although the Company has implemented a system of controls to minimize the risk of fraudulent taking or misuse of such funds and information, there can be no assurance that such controls will be adequate or that such taking or misuse can be prevented. The Company could have liability in the event of such taking or misuse and could also be subject to regulatory sanctions. Although the Company believes that it is adequately insured against such risks, there can be no assurance that such insurance will be maintained or that it will be adequate to meet any future liability.

    NO ASSURANCE OF DIVIDENDS; HOLDING COMPANY STRUCTURE MAY LIMIT AVAILABLE CASH FOR DISTRIBUTION. The Company's Board of Directors currently intends to declare quarterly dividends on both the Class A Common Stock and the Class B Common Stock. The declaration and payment of dividends by the Company are subject to the discretion of its Board of Directors. Any determination as to the payment of dividends, as well as the level of such dividends, will depend on, among other things, general economic and business conditions, the strategic plans of the Company, the Company's financial results and condition, contractual, legal, and regulatory restrictions on the payment of dividends by the Company or its subsidiaries, and such other factors as the Board of Directors of the Company may consider to be relevant. The Company is a holding company and, as such, its ability to pay dividends is subject to the ability of the subsidiaries of the Company to provide cash to the Company. There can be no assurance that the current quarterly dividend level will be maintained or that any dividends will be paid by the Company in any future period.

    POTENTIAL COSTS AND ADVERSE EFFECTS ON THE COMPANY'S BUSINESS RESULTING FROM YEAR 2000 RISKS. As the year 2000 approaches, an issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. The Company is in the process of modifying its systems and working with its software vendors to prepare the Company for the year 2000. In addition, the Company and the Funds have relationships with third parties that have computer systems that may not be year 2000 compliant. The Company estimates that its compliance activities will be completed no later than the third quarter of 1999. To the extent the Company's or such third parties' systems are not fully year 2000 compliant, there can be no assurance that potential systems interruptions or the cost necessary to update software would not have a material adverse effect on the Company's business, financial condition, results of operations, or business prospects.

    CHANGES IN REGULATION COULD ADVERSELY AFFECT THE COMPANY. The Company's investment management business is subject to extensive regulation in the United States, primarily at the Federal level, including regulation by the Commission. Changes in laws or regulations or in governmental policies could materially and adversely affect the business and operations of the Company.

    CHARTER AND BYLAW PROVISIONS COULD DETER TAKEOVER ATTEMPTS. Under the Company's Certificate of Incorporation, the Board of Directors has the authority, without action by the Company's stockholders, to fix certain terms and issue shares of Preferred Stock, par value $1.00 per share (the "Preferred Stock"). Actions of the Board of Directors pursuant to this authority may have the effect of delaying, deterring, or preventing a change in control of the Company. Other provisions in the Certificate of Incorporation and in the Bylaws of the Company (the "Bylaws") impose procedural and other requirements that could make it more difficult to effect certain corporate actions, including replacing incumbent directors. In addition, the Board of Directors of the Company is divided into three classes, each of which is to serve for a staggered three-year term after the initial classification and election and, incumbent directors may not be removed without cause, all of which may make it more difficult for a third party to gain control of the Board of Directors. With certain exceptions, Section 203 of the Delaware General Corporation Law (the "DGCL") imposes certain restrictions on mergers and other business combinations between the Company and any holder of 15% or more of the voting stock of the Company.

    POTENTIAL ISSUANCE OF PREFERRED STOCK COULD DETER TAKEOVER ATTEMPTS. The Board of Directors could issue a series of preferred stock that could have powers, rights, or preferences superior to that of the Class A or Class B Common Stock or that could impede the completion of a merger, tender offer, or other takeover attempt. Such issuance of preferred stock could be effected without a vote of the holders of the Class A or Class B Common Stock even though some or a majority of the Company's stockholders might believe that such merger, tender offer or takeover is in their best interests and even if such transactions could result in stockholders receiving a premium for their stock over the then current market price of such stock.

    TERMS OF CREDIT FACILITY; AVAILABILITY OF CAPITAL. The Company has entered into a loan agreement with revolving line of credit and term loan facilities, which has an aggregate commitment of $200 million which may be increased to $300 million (the "Credit Facility") with The Chase Manhattan Bank (the "Bank") and various other lenders. The terms and conditions of the Credit Facility impose restrictions that affect, among other things, the ability of the Company to incur debt, make capital expenditures, merge, sell assets, make distributions, or create or incur liens. Availability of the Credit Facility is also subject to certain financial covenants. The ability of the Company to comply with such covenants can be affected by events beyond the control of the Company and there can be no assurance that the Company will achieve operating results that comply with such provisions. A breach of any of these covenants could result in a default under the Credit Facility. In the event of a default, the Bank could elect to declare the outstanding principal amount of the Credit Facility, all interest thereon and all other amounts payable under the Credit Facility to be immediately due and payable.

    The Company's ability to satisfy its debt obligations will depend upon its future operating performance, which will be affected by prevailing economic, financial and business conditions and other factors, some of which are beyond the control of the Company. The Company anticipates that borrowings from the Credit Facility or the refinancing of such Credit Facility, and cash provided by operating activities, will provide sufficient funds to finance anticipated development plans, meet its operating expenses and service its debt requirements as they become due. However, in the event that the Company requires additional capital, there can be no assurance that it will be able to raise such capital when needed or on satisfactory terms, if at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operation--Liquidity and Capital Resources".

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    The Company's Class A and Class B Common Stock are traded on the New York Stock Exchange under the symbols "WDR" and "WDR.B", respectively. For the period commencing on March 4, 1998 (the date of the Company's Offering), through February 26, 1999, high and low closing sale prices for the Common Stock as reported by the New York Stock Exchange were $27.125 and $16.625, respectively.

    The table sets forth, for the periods indicated, the reported high and low close sale prices of the Company's Class A and Class B Common Stock, as reported on the New York Stock Exchange, as well as the cash dividends paid for these time periods:

                                  1998 CLASS A
                                  MARKET PRICE

                                                                    DIVIDENDS
QUARTER                     HIGH                  LOW               PER SHARE
-------------------  -------------------  -------------------  -------------------
1..................       $27.1250             $25.3750                $--
2..................        26.5000              21.8125               .1325
3..................        24.5000              16.6250               .1325
4..................        24.3750              17.0625               .1325

Year-end closing price . . . . . . . . . . $23.6875

                                  1998 CLASS B
                                  MARKET PRICE

                                                                    DIVIDENDS
QUARTER                     HIGH                  LOW               PER SHARE
-------------------  -------------------  -------------------  -------------------
4..................       $24.0000             $19.7500              $.1325

Year-end closing price . . . . . . . . . . $23.2500

STOCKHOLDERS

    According to the records of the Company's transfer agent, the Company had 5,403 holders of record of the Class A Common Stock as of March 8, 1999 and 5,853 holders of record of the Class B Common Stock as of March 8, 1999. The Company believes that a substantially larger number of beneficial owners hold such shares in depository or nominee form.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table sets forth selected consolidated financial data for the Company at the dates and for the periods indicated. Selected financial data should be read in conjunction with, and is qualified in its entirety by, "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the Consolidated Financial Statements of the Company and the Notes thereto appearing herein.

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                             --------------------------------------------------------------------
                                                 1998          1997          1996          1995          1994
                                             ------------  ------------  ------------  ------------  ------------
                                                 (IN THOUSANDS EXCEPT PER SHARE AND FINANCIAL ADVISORS DATA)
Revenues from:
  Investment management....................  $    137,823  $    117,784  $    101,466  $     85,289  $     70,711
  Underwriting and distribution............       106,615        89,427        85,837        70,393        72,150
  Shareholder service......................        33,808        30,763        28,378        23,527        22,297
  Revenue excluding investment income......       278,246       237,974       215,681       179,209       165,158
  Total revenue............................       287,289       241,772       220,976       183,504       169,036
Net income.................................        83,735        70,292        66,700        53,501        47,626
  per common share.........................          1.27          1.06          1.00           .80           .72
Net income excluding
  nonrecurring items (1)...................        88,060        74,696        64,174        50,975        46,381
  per common share (1)(2)..................          1.33          1.12          0.97          0.77          0.70
Dividends per common share (3).............  $       0.40            --            --            --            --

Investment product sales...................  $  1,827,526  $  1,518,257  $  1,505,100  $  1,187,609  $  1,188,530
Financial advisors (end of period).........         2,370         2,160         2,010         2,335         2,257
Financial advisors (average)...............         2,175         2,072         2,072         2,251         2,408
Investment product sales per advisor.......  $        840  $        733  $        726  $        528  $        494

                                                                      AS OF DECEMBER 31,
                                             --------------------------------------------------------------------
                                                 1998          1997          1996          1995          1994
                                             ------------  ------------  ------------  ------------  ------------
                                                                        (IN MILLIONS)
Assets under management                      $     27,744  $     23,417  $     19,070  $     18,489  $     14,498
Balance sheet data:
  Goodwill.................................          95.9          98.8         101.7         104.6         107.5
  Total assets (4).........................         327.2         254.3         244.8         226.1         206.8
  Short term debt..........................          40.1            --            --            --            --
  Total liabilities (5)....................         120.0          65.3          70.1          51.5          39.2

------------------------

(1) Excludes impact of nonrecurring interest relating to notes with Torchmark Corporation which were prepaid with proceeds from the Offering and nonrecurring 1997 charges related to information systems outsourcing.

(2) The number of shares used to compute earnings per share for 1997 and previous years was the number of shares outstanding at the Offering.

(3) Three quarterly dividends were declared in 1998 ($0.1325 per quarter).

(4) Excludes amounts due from Torchmark of $0, $192.7, $184.5, $57.2 and $96.3 million for 1998, 1997, 1996, 1995 and 1994, respectively.

(5) Excludes amounts due to Torchmark of $0, $611.6, $126.6, $13.6 and $41.7 million for 1998, 1997, 1996, 1995 and 1994, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    THIS ITEM INCLUDES STATEMENTS THAT ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, HOPES, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS FORM 10-K REGARDING THE COMPANY'S FINANCIAL POSITION, BUSINESS STRATEGY AND OTHER PLANS AND OBJECTIVES FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-K ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE SUCH FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS AND EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT OR THAT THE COMPANY WILL TAKE ANY ACTIONS THAT MAY PRESENTLY BE PLANNED. CERTAIN IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS ARE DISCLOSED IN THE "RISK FACTORS" SECTION OF THIS FORM 10-K ANNUAL REPORT, WHICH INCLUDE, WITHOUT LIMITATION, THE ADVERSE EFFECT FROM A DECLINE IN SECURITIES MARKETS OR IF THE COMPANY'S PRODUCTS' PERFORMANCE DECLINES, FAILURE TO RENEW INVESTMENT MANAGEMENT AGREEMENTS, COMPETITION, CHANGES IN GOVERNMENT REGULATION, AVAILABILITY AND TERMS OF CAPITAL AND YEAR 2000 UNCERTAINTIES. ALL SUBSEQUENT WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY SUCH FACTORS.

    The following should be read in conjunction with the Selected Financial Data and the Company's Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

OVERVIEW

    The Company derives its revenues primarily from providing investment management, distribution and administrative services to the United, W&R and Target funds and institutional accounts. Investment management fees, the Company's most substantial source of revenue, are based on the amount of assets under management and are affected by sales levels, financial market conditions, redemptions and the composition of assets. Underwriting and distribution revenues consist of sales charges and commissions derived from sales of investment and insurance products and distribution fees. The products sold have various sales charge structures and the revenues received from sales of products vary based on the type and amount sold. Rule 12b-1 distribution fees earned for distributing shares of certain mutual funds are based upon a percentage of assets and fluctuate based on sales, redemptions, and financial market conditions. Service fees include transfer agency fees, custodian fees for retirement plan accounts and portfolio accounting fees.

SUMMARY OF OPERATING RESULTS

                                                          1998                   1997                   1996
                                                  ---------------------  ---------------------  ---------------------
                                                                % OF                   % OF                   % OF
                                                    AMOUNT     REVENUE     AMOUNT     REVENUE     AMOUNT     REVENUE
                                                  ----------  ---------  ----------  ---------  ----------  ---------
                                                                            (IN THOUSANDS)
OPERATING REVENUES:
  Investment management fees....................  $  137,823       48.0%    117,784       48.7     101,466       45.9
  Underwriting and distribution fees............     106,615       37.1      89,427       37.0      85,837       38.9
  Shareholder service fees......................      33,808       11.8      30,763       12.7      28,378       12.8
                                                  ----------  ---------  ----------  ---------  ----------  ---------
  Total operating revenues......................     278,246       96.9     237,974       98.4     215,681       97.6

  Investment and other income...................       9,043        3.1       3,798        1.6       5,295        2.4
                                                  ----------  ---------  ----------  ---------  ----------  ---------
  Total revenue.................................     287,289      100.0     241,772      100.0     220,976      100.0

OPERATING EXPENSES:
  Underwriting and distribution.................      99,575       34.6      79,995       33.1      78,915       35.7
  Compensation and related costs................      31,512       11.0      26,618       11.0      21,913        9.9
  General and administrative....................       8,551        3.0      15,826        6.5      10,180        4.6
  Depreciation..................................       1,892        0.7       1,307        0.6       1,758        0.8
                                                  ----------  ---------  ----------  ---------  ----------  ---------
  Total operating expense.......................     141,530       49.3     123,746       51.2     112,766       51.0

OTHER ITEMS:
  Interest expense..............................         704        0.2           0        0.0           0        0.0
  Amortization of goodwill......................       2,903        1.0       2,903        1.2       2,903        1.3
                                                  ----------  ---------  ----------  ---------  ----------  ---------
  Total expense.................................     145,137       50.5     126,649       52.4     115,669       52.3
                                                  ----------  ---------  ----------  ---------  ----------  ---------
  Income before affiliated items and income
    taxes.......................................  $  142,152       49.5%    115,123       47.6     105,307       47.7
                                                  ----------  ---------  ----------  ---------  ----------  ---------
                                                  ----------  ---------  ----------  ---------  ----------  ---------

    Total operating revenues increased $40.3 million or 17% to $278.2 million in 1998 compared to 1997. This growth follows a $22.3 million or 10% increase from 1996 to 1997. Total revenues, which include investment and other income, were $287.3 million in 1998, a 19% increase from 1997. Total revenues in 1997 were 9% higher than in 1996. Income before affiliated items and income taxes increased 23% to $142.2 million in 1998 following a 9% increase from 1996 to 1997. Income before affiliated items and income taxes as a percentage of revenue was 49.5%, 47.6% and 47.7% in 1998, 1997, and 1996, respectively. In 1997, nonrecurring charges, as explained in "general and administrative expense" herein, reduced net income by $4.4 million.

INVESTMENT MANAGEMENT FEES

    Investment management fees are earned for providing investment advisory services to the Funds and institutional accounts. Investment management fees in 1998 were $137.8 million, a 17% increase over 1997. The increase in management fees was due to growth in assets related to market performance. Average assets under management were $25.6 million for 1998, an increase of 20% compared with 1997. The asset growth rate exceeded the rate of increase in management fees due primarily to two factors. First, certain mutual funds have breakpoints in their fee schedules which provide for reduced fee rates as assets grow resulting in a slower rate of growth in revenues than growth in assets. Secondly, institutional assets, which generally have a lower management fee rate than mutual funds, constituted a higher percentage of total assets for 1998. Management fee revenues in 1997 were 16% higher than in 1996, while average assets were up 12%. The percentage of institutional assets to total assets was lower in 1997 than in 1996 resulting in revenue growth exceeding asset growth in 1997.

UNDERWRITING AND DISTRIBUTION FEES

    Underwriting and distribution fees are comprised of commissions charged on sales of front-load mutual funds, variable products and insurance products and Rule 12b-1 distribution fees and contingent deferred sales charges from back-end load funds. Underwriting and distribution fees in 1998 increased 19% to $106.6 million. The higher fees are primarily due to increases in sales of front-load investment products and Rule 12b-1 distribution fees. Sales of front-load investment products were up 17% from 1997 to $1.6 billion. Distribution revenue, which consists primarily of Rule 12b-1 distribution fees from the W&R Funds, increased 36% from $6.5 million in 1997 to $8.8 million in 1998 due to growth in assets of these funds. Underwriting and distribution fee revenue was $89.4 million for 1997, up $3.6 million or 4% compared with that of 1996. Commission revenues from front-load investment products increased $1.4 million from $67.0 million in 1996 to $68.4 million in 1997 primarily as a result of higher sales volumes. Distribution revenue, which consists primarily of Rule 12b-1 distribution fees from the W&R Funds, increased from $4.7 million in 1996 to $6.5 million in 1997 due to growth in assets of these funds.

SHAREHOLDER SERVICE FEES

    Shareholder service fees include transfer agency fees, custodian fees from retirement plan accounts and portfolio accounting fees. The transfer agency fees and custodian fees, which comprised 94% of the service fee revenues in 1998, are primarily based on annual charges per account and fluctuate based on the number of accounts. In 1998, shareholder service fees increased 10% to $33.8 million due primarily to an 8% increase in the average number of accounts. A fee increase in the fourth quarter of 1998, coinciding with the outsourcing of the data processing component of transfer agency activities, caused the increase in revenues to exceed the increase in number of accounts serviced. In 1997, shareholder service fees increased 8% from 1996 to $30.8 million. The average number of accounts serviced increased 6% during this period. The growth in revenues exceeded the growth in the number of accounts due to the impact of a full twelve months of a fee increase implemented in the second quarter of 1996.

UNDERWRITING AND DISTRIBUTION EXPENSE

    Underwriting and distribution expense includes costs associated with the marketing, promotion, and distribution of the Company's products. The primary costs are compensation paid to financial advisors, sales management and other marketing personnel plus expenses relating to field offices, sales programs and advertising. Underwriting and distribution expense for 1998 was $99.6 million, an increase of $19.6 million or 24% compared with 1997. These costs were higher than 1997 due primarily to growth in sales volume, an additional $1.5 million of costs related to an advertising campaign that was implemented during the fourth quarter of 1998, and an increase of approximately $2.0 million related to enhancements to field compensation that were effective July 1, 1998. In 1997, underwriting and distribution expenses increased to $80.0 million, a 1% increase from 1996. Most of the increase in underwriting and distribution costs was attributable to selling commissions and other costs associated with higher sales levels.

COMPENSATION AND RELATED COSTS

    Compensation and related costs were up 18% to $31.5 million in 1998 due to normal increases in compensation and staff additions, primarily in investment management and shareholder services operations. Management plans to hire additional staff in 1999, particularly in the investment management and shareholder services operations, as part of a continuing effort to enhance investment performance and improve shareholder services. Compensation and related costs in 1997 of $26.6 million were up $4.7 million or 21% compared with those of 1996. The increase was attributable to additional expenses of $1.5 million related to staff additions and normal salary and fringe benefit changes, $1.3 million for incentive compensation and adjustments of $1.9 million to make total compensation more competitive with the industry generally.

GENERAL AND ADMINISTRATIVE EXPENSE

    General and administrative expense, which reflects operating costs other than compensation and marketing was down 46% to $8.6 million for 1998 due primarily to non-recurring charges of $6.8 million in 1997 related to the outsourcing of the data processing component of transfer agency activities and the discontinuation of internally developed systems. General and administrative expense was $15.8 million in 1997, a $5.6 million or 55% increase from that of 1996 due to the $6.8 million non-recurring charges. This increase was partially offset by lower expenses of $2.2 million in 1997 for year 2000 compliance as compared to 1996.

INVESTMENT AND OTHER INCOME

    Investment and other income increased $5.2 million to $9.0 million in 1998 due to the investment of operating cash flows. Average invested cash and marketable securities were $144.8 million in 1998 and $82.4 million in 1997. Investment and other income declined in 1997 from 1996 by $1.5 million due to the timing of dividend and note payments to Torchmark.

DEPRECIATION

    Depreciation of property and equipment increased by $.6 million from 1997 due to additions totaling $7.6 million in late 1998. Depreciation expense declined $.5 million in 1997 from 1996 due to certain fixed assets becoming fully depreciated during the year.

INTEREST EXPENSE

    Until the third quarter of 1998, the Company had not used debt financing as a source of capital, and therefore did not incur interest expense. In the third quarter of 1998, the Company obtained a $200 million credit facility, expandable to $300 million. During the fourth quarter, $40 million was borrowed against the facility to fund share repurchases. Interest expense associated with these borrowings was $.3 million. Costs to establish the facility of $.4 million were incurred in the third quarter of 1998.

AFFILIATED INTEREST INCOME AND EXPENSE

    Prior to the Offering, the Company had various notes payable and notes receivable with Torchmark and certain subsidiaries of Torchmark. The affiliated interest income and expense as reported in the consolidated statement of operations pertain to these notes and were prepaid with proceeds from the Offering.

INCOME TAXES

    The Company's effective income tax rate was 38.2%, 39.0%, and 38.9% in 1998, 1997, and 1996, respectively. The rate declined in 1998 due primarily to investments in tax-exempt municipal securities.

FINANCIAL CONDITION

    At December 31, 1998, the Company's total assets were $327.2 million, down $119.8 million from December 31, 1997. The decrease in total assets was primarily related to the prepayment of notes receivable from Torchmark Corporation that coincided with the closing of the Company's Offering in March 1998. Net proceeds from the sale of 23.9 million shares were $516 million of which the Company retained approximately $35 million. The remainder of the proceeds were used to prepay notes to Torchmark. During the third and fourth quarters, the Company repurchased 3.6 million shares of its common stock at a total cost of $74.8 million. A $200 million credit facility, expandable to $300 million, was utilized to fund $40.0 million of the repurchases. At December 31, 1998, the Company's outstanding debt, including principal and accrued interest was $40.1 million. The average interest rate on the amount outstanding at December 31, 1998 was 5.94%. Interest and related costs related to the facility were $.7 million during 1998.

LIQUIDITY AND CAPITAL RESOURCES

    Cash provided by operating activities increased $16.4 million to $78.7 million for 1998. Net cash used for investments in 1998 was $97.7 million. Prior to 1998, cash from operations was paid to Torchmark as dividends. At December 31, 1998, the Company had $133.3 million in cash and marketable investment securities, of which $10.8 million was restricted for the benefit of customers in compliance with securities industry regulations. Cash and marketable securities at December 31, 1997 were $92.8 million, of which $14.9 million was restricted. A $200 million revolving credit facility, expandable to $300 million, was available to the Company at December 31, 1998, with an amount borrowed and outstanding of $40.0 million. During 1998, the Company repurchased
1.2 million shares of Class A and 2.4 million shares of Class B Common Stock, the combined cost of which was $74.8 million.

    The Company has decided on a plan to expand existing home office facilities at an estimated cost of $12 million. This expansion is expected to commence in 1999 and be completed in late 2000. The costs of this expansion will be financed by invested cash, operating cash flow and/or the use of the Credit Facility.

    Management believes its available cash, marketable securities, and expected cash flow from operations will be sufficient to fund dividends, operations, advance sales commissions, obligations, and other reasonably foreseeable cash needs. The Company may also continue to repurchase shares of its common stock from time to time as management deems appropriate. The share repurchases could be financed by the Company's available cash and investments and/or the use of the Credit Facility.

SUBSEQUENT EVENTS

    From January 1, 1999 to March 8, 1999, the Company repurchased an additional .3 million shares of Class A Common Stock and 1.2 million shares of Class B
Common Stock under its stock repurchase program. The average price per share was $19.82. The total cost of these repurchases was $28.9 million. The repurchases were partially funded by borrowing $20 million against the Credit Facility.

    During 1999, the Company intends to submit a proposal to restructure the management fee arrangements of the Funds to the shareholders of the United, W&R and Target Funds. This proposal, if approved by the Funds' shareholders, will replace the "group" fee structure and "specific fund" add-on fee with a specific fee schedule for each Fund. The Funds' fee schedules under the proposal would include breakpoints at which fee rates will decline as assets increase. If approved by the Funds' shareholders, the Funds' fee schedules generally would more closely conform with others in the mutual fund industry. Under the proposal, the overall management fee rates for some Funds would increase, some would decrease and some would be waived until the net assets in a Fund reached certain levels. The overall impact to the Company would be an increase in management fee rates of approximately .06%. There can be no assurance that the Funds' shareholders will approve the restructuring of the management fee arrangements with respect to any one or more of the Funds.

RECENT ACCOUNTING DEVELOPMENTS

    On January 1, 1998, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 established standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and unrealized gains (losses) on available-for-sale securities and is presented in a separate statement of comprehensive income. SFAS No. 130 requires only additional disclosures in the financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been presented to conform to the requirements of SFAS No. 130.

    The Company adopted SFAS No. 132, EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS, on January 1, 1998. SFAS No. 132 requires only additional disclosures in the footnotes to the financial statements regarding pension and other postretirement benefits. It does not affect the Company's financial position or results of operations. Prior year disclosures have been presented to conform to the requirements of SFAS No. 132.

INFORMATION SYSTEMS AND YEAR 2000 READINESS

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

    Internal and external resources are being used to make the required modifications and test Year 2000 compliance. The Company estimates that its compliance activities will be completed no later than the first quarter of 1999 for all mission critical items and no later than the third quarter of 1999 for all medium and low risk items and estimates that the total costs of this effort will be $4.4 million for the five year period ending June 30, 2000. Total costs incurred through year end are approximately $3.4 million.

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

SEASONABILITY AND INFLATION

    The Company does not believe its operations are subject to significant seasonal fluctuations. The Company does not believe that inflation has had a significant impact on operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable to the Company for this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Reference is made to the Consolidated Financial Statements referred to in the Index on page A-1 setting forth the consolidated financial statements of the Company, together with the report of KPMG LLP dated March 1, 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    No disagreements with accountants on any matter of accounting principles or practices or financial statement disclosure have been reported on a Form 8-K within the twenty-four months prior to the date of the most recent financial statements.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required by this Item 10 appears in the definitive proxy statement for the Company's 1999 Annual Meeting of Stockholders and is incorporated by reference in this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

    Information required by this Item 11 appears in the definitive proxy statement for the Company's 1999 Annual Meeting of Stockholders and is incorporated by reference in this Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required by this Item 12 appears in the definitive proxy statement for the Company's 1999 Annual Meeting of Stockholders and is incorporated by reference in this Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required by this Item 13 appears in the definitive proxy statement for the Company's 1999 Annual Meeting of Stockholders and is incorporated by reference in this Form 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements. Reference is made to the Index to Consolidated Financial Statements on page A-1 for a list of all financial statements filed as part of this Report.

(a)(2) Financial Statement Schedules. None.

(b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the fourth quarter of 1998.

(c) Exhibits. Reference is made to the Index to Exhibits on page B-1 for a list of all exhibits filed as part of this Report.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Overland Park, State of Kansas, on March 19, 1999.

                                WADDELL & REED FINANCIAL, INC.

                                By:  /s/ KEITH A. TUCKER
                                     -----------------------------------------
                                     Keith A. Tucker
                                     CHAIRMAN OF THE BOARD AND CHIEF
                                     EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chairman of the Board,
     /s/ KEITH A. TUCKER          Chief Executive Officer
------------------------------    and Director (Principal     March 19, 1999
       Keith A. Tucker            Executive and Financial
                                  Officer)

    /s/ HENRY J. HERRMANN       President, Chief
------------------------------    Investment Officer,         March 19, 1999
      Henry J. Herrmann           Treasurer and Director

    /s/ ROBERT L. HECHLER       Chief Operating Officer,
------------------------------    Executive Vice President    March 19, 1999
      Robert L. Hechler           and Director

    /s/ MICHAEL D. STROHM       Senior Vice President
------------------------------    (Principal Accounting       March 19, 1999
      Michael D. Strohm           Officer)

   /s/ HAROLD T. MCCORMICK*
------------------------------  Director                      March 19, 1999
     Harold T. McCormick

    /s/ LOUIS T. HAGOPIAN*
------------------------------  Director                      March 19, 1999
      Louis T. Hagopian

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

       /s/ R.K. RICHEY*
------------------------------  Director                      March 19, 1999
         R.K. Richey

  /s/ JOSEPH L. LANIER, JR.*
------------------------------  Director                      March 19, 1999
    Joseph L. Lanier, Jr.

    /s/ WILLIAM L. ROGERS*
------------------------------  Director                      March 19, 1999
      William L. Rogers

     /s/ JAMES M. RAINES*
------------------------------  Director                      March 19, 1999
       James M. Raines

 /s/ GEORGE J. RECORDS, SR.*
------------------------------  Director                      March 19, 1999
    George J. Records, Sr.

     /s/ DAVID L. BOREN*
------------------------------  Director                      March 19, 1999
        David L. Boren

    /s/ JOSEPH M. FARLEY*
------------------------------  Director                      March 19, 1999
       Joseph M. Farley

*By:    /s/ DANIEL C. SCHULTE
      -------------------------
          Daniel C. Schulte                                    March 19, 1999
          ATTORNEY-IN-FACT

                         WADDELL & REED FINANCIAL, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                             ---------
Waddell & Reed Financial, Inc.:
  Independent Auditors' Report.............................................................................     A-2

  Consolidated Balance Sheets at December 31, 1998 and December 31, 1997...................................     A-3

  Consolidated Statements of Operations for each of the years in the three-year period ended December 31,
    1998...................................................................................................     A-5

  Consolidated Statements of Changes in Stockholders' Equity for each of the years in the three-year period
    ended December 31, 1998................................................................................     A-6

  Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended
    December 31, 1998......................................................................................     A-7

  Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31,
    1998...................................................................................................     A-8

  Notes to Consolidated Financial Statements...............................................................     A-9

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors

Waddell & Reed Financial, Inc.:

    We have audited the accompanying consolidated balance sheets of Waddell & Reed Financial, Inc. and subsidiaries, as of December 31, 1998 and 1997 and the related statements of operations, changes in stockholders' equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Waddell & Reed Financial, Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1998, in conformity with generally accepted accounting principles.

KPMG LLP

Kansas City, Missouri
March 1, 1999

                         WADDELL & REED FINANCIAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                                     ASSETS

                                                                                               1998        1997
                                                                                            ----------  ----------
                                                                                                (IN THOUSANDS)

Assets:
  Cash and cash equivalents...............................................................  $   30,180      73,820
  Investment securities, available-for-sale...............................................     103,153      18,977
  Receivables:
    United Funds and W&R Funds............................................................       5,740       4,031
    Customers and other...................................................................      28,865      11,840
  Due from affiliates.....................................................................          --      17,232
  Deferred income taxes...................................................................       1,309       1,241
  Prepaid expenses and other current assets...............................................       3,222       2,991
                                                                                            ----------  ----------
    Total current assets..................................................................     172,469     130,132
  Due from affiliates.....................................................................          --     175,450
  Property and equipment, net.............................................................      17,685      12,058
  Investment in real estate...............................................................      24,718      17,544
  Deferred sales commissions, net.........................................................      15,710      12,316
  Goodwill (net of accumulated amortization of $20,382 and $17,479).......................      95,928      98,831
  Other assets............................................................................         669         633
                                                                                            ----------  ----------
    Total assets..........................................................................  $  327,179     446,964
                                                                                            ----------  ----------
                                                                                            ----------  ----------

          See accompanying notes to consolidated financial statements.

                         WADDELL & REED FINANCIAL, INC.

                           DECEMBER 31, 1998 AND 1997

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                               1998        1997
                                                                                            ----------  ----------
                                                                                                (IN THOUSANDS)

Liabilities:
  Current liabilities:
  Accounts payable........................................................................  $   28,304      22,929
  Due to affiliates.......................................................................          --     102,459
  Accrued salesforce compensation.........................................................      11,916       8,666
  Short term notes payable................................................................      40,076          --
  Income taxes payable....................................................................      13,464       3,314
  Other current liabilities...............................................................      16,034      18,525
                                                                                            ----------  ----------
    Total current liabilities.............................................................     109,794     155,893
                                                                                            ----------  ----------
  Due to affiliates.......................................................................          --     509,186
  Deferred income taxes...................................................................         208       2,246
  Accrued pensions and post-retirement costs..............................................      10,041       9,530
                                                                                            ----------  ----------
    Total liabilities.....................................................................     120,043     676,855
                                                                                            ----------  ----------
Stockholders' equity:
  Common stock ($.01 par value; 150,000,000 class A shares authorized, 32,142,174 issued and 30,906,445 outstanding and 100,000,000 class B shares authorized, 34,325,000 issued and 31,911,956 outstanding December 31, 1998; 7,975,000 class A shares authorized, issued and outstanding 34,325,000 class B shares authorized, issued and
    outstanding December 31, 1997)........................................................         665         423
  Additional paid-in capital..............................................................     246,271          --
  Retained earnings.......................................................................      47,325          --
  Dividends in excess of retained earnings and additional paid-in capital.................          --    (230,658)
  Deferred compensation...................................................................     (12,494)         --
  Treasury stock (1,235,729 class A shares and 2,413,044 class B shares)..................     (74,833)         --
  Accumulated other comprehensive income, net of
    deferred taxes of $122 and $212.......................................................         202         344
                                                                                            ----------  ----------
    Total stockholders' equity............................................................     207,136    (229,891)
                                                                                            ----------  ----------
Commitments, contingencies and subsequent events
Total liabilities and stockholders' equity................................................  $  327,179     446,964
                                                                                            ----------  ----------
                                                                                            ----------  ----------

          See accompanying notes to consolidated financial statements.

                         WADDELL & REED FINANCIAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                1998       1997       1996
                                                                             ----------  ---------  ---------
                                                                              (IN THOUSANDS, EXCEPT FOR PER
                                                                                       SHARE DATA)
Revenue:
  Investment management fees...............................................  $  137,823    117,784    101,466
  Underwriting and distribution fees.......................................     106,615     89,427     85,837
  Shareholder service fees.................................................      33,808     30,763     28,378
  Investment and other revenue.............................................       9,043      3,798      5,295
                                                                             ----------  ---------  ---------
    Total revenue..........................................................     287,289    241,772    220,976
                                                                             ----------  ---------  ---------
Expenses:
  Underwriting and distribution............................................      99,575     79,995     78,915
  Compensation and related costs...........................................      31,512     26,618     21,913
  General and administrative...............................................       8,551     15,826     10,180
  Depreciation.............................................................       1,892      1,307      1,758
  Amortization of goodwill.................................................       2,903      2,903      2,903
  Interest expense.........................................................         704         --         --
                                                                             ----------  ---------  ---------
    Total expenses.........................................................     145,137    126,649    115,669
                                                                             ----------  ---------  ---------
    Income before affiliated items and provision for income taxes..........     142,152    115,123    105,307
Affiliated items:
  Interest income..........................................................       1,950     11,323      4,072
  Interest expense.........................................................      (8,604)   (11,299)      (186)
                                                                             ----------  ---------  ---------
    Income before provision for income taxes...............................     135,498    115,147    109,193
Provision for income taxes.................................................      51,763     44,855     42,493
                                                                             ----------  ---------  ---------
    Net income.............................................................      83,735     70,292     66,700
                                                                             ----------  ---------  ---------
                                                                             ----------  ---------  ---------
Net income per share:
  Basic and diluted........................................................  $     1.27  $    1.06  $    1.00
                                                                             ----------  ---------  ---------
                                                                             ----------  ---------  ---------
Weighted average shares outstanding--basic and diluted.....................      66,179     66,467     66,467
Dividends declared per common share........................................  $     0.40         --         --

          See accompanying notes to consolidated financial statements.

                         WADDELL & REED FINANCIAL, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                                                          DIVIDENDS
                                                                                          IN EXCESS
                                                                                         OF RETAINED
                                                                                          EARNINGS
                                                                                             AND
                                            COMMON STOCK       ADDITIONAL                ADDITIONAL
                                       ----------------------    PAID-IN     RETAINED      PAID-IN      DEFERRED      TREASURY
                                        SHARES      AMOUNT       CAPITAL     EARNINGS      CAPITAL    COMPENSATION      STOCK
                                       ---------  -----------  -----------  -----------  -----------  -------------  -----------
                                                                            (IN THOUSANDS)
Balance at December 31, 1995.........     42,300   $     423      203,958       13,561           --            --            --
Net income...........................         --          --           --       66,700           --            --            --
Contributions from parent............         --          --      121,358           --           --            --            --
Other distributions..................         --          --      (93,348)     (70,261)          --            --            --
Cash dividends to parent.............         --          --           --      (10,000)          --            --            --
Unrealized loss on investment
  securities.........................         --          --           --           --           --            --            --
                                       ---------       -----   -----------  -----------  -----------  -------------  -----------
Balance at December 31, 1996.........     42,300         423      231,968           --           --            --            --
Net income...........................         --          --           --       70,292           --            --            --
Contributions from parent............         --          --       47,980           --           --            --            --
Other distributions..................         --          --     (279,948)     (18,627)    (230,658)           --            --
Cash dividends to parent.............         --          --           --      (51,665)          --            --            --
Unrealized gain on investment
  securities.........................         --          --           --           --           --            --            --
                                       ---------       -----   -----------  -----------  -----------  -------------  -----------
Balance at December 31, 1997.........     42,300         423           --           --     (230,658)           --            --
Net income...........................         --          --           --       73,712       10,023            --            --
Issuance of restricted shares........        297           3        5,260           --           --       (12,494)           --
IPO proceeds.........................     23,870         239      295,140           --      220,635            --            --
Dividends paid.......................         --          --           --      (26,387)          --            --            --
Other distributions..................         --          --      (54,129)          --           --            --            --
Treasury stock repurchases...........     (3,649)         --           --           --           --            --       (74,833)
Unrealized loss on investment
  securities.........................         --          --           --           --           --            --            --
                                       ---------       -----   -----------  -----------  -----------  -------------  -----------
Balance at December 31, 1998              62,818   $     665      246,271       47,325           --       (12,494)      (74,833)
                                       ---------       -----   -----------  -----------  -----------  -------------  -----------
                                       ---------       -----   -----------  -----------  -----------  -------------  -----------


                                         ACCUMULATED       TOTAL
                                            OTHER       STOCKHOLDER'S
                                        COMPREHENSIVE      EQUITY
                                           INCOME        (DEFICIT)
                                       ---------------  ------------

Balance at December 31, 1995.........           264         218,206
Net income...........................            --          66,700
Contributions from parent............            --         121,358
Other distributions..................            --        (163,609)
Cash dividends to parent.............            --         (10,000)
Unrealized loss on investment
  securities.........................          (100)           (100)
                                              -----     ------------
Balance at December 31, 1996.........           164         232,555
Net income...........................            --          70,292
Contributions from parent............            --          47,980
Other distributions..................            --        (529,233)
Cash dividends to parent.............            --         (51,665)
Unrealized gain on investment
  securities.........................           180             180
                                              -----     ------------
Balance at December 31, 1997.........           344        (229,891)
Net income...........................            --          83,735
Issuance of restricted shares........            --          (7,231)
IPO proceeds.........................            --         516,014
Dividends paid.......................            --         (26,387)
Other distributions..................            --         (54,129)
Treasury stock repurchases...........            --         (74,833)
Unrealized loss on investment
  securities.........................          (142)           (142)
                                              -----     ------------
Balance at December 31, 1998                    202         207,136
                                              -----     ------------
                                              -----     ------------

          See accompanying notes to consolidated financial statements.

                         WADDELL & REED FINANCIAL, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                        1998       1997       1996
                                                                                      ---------  ---------  ---------
                                                                                              (IN THOUSANDS)

Net income..........................................................................  $  83,735     70,292     66,700
Other comprehensive income:
  Net unrealized appreciation (depreciation) of investments during the period, net
    of income taxes of $(150), $110 and $(35).......................................       (249)       180       (100)
  Reclassification adjustment for amounts included in net income, net of income
    taxes of $64, $0 and $0.........................................................        107         --         --
                                                                                      ---------  ---------  ---------
  Comprehensive income..............................................................  $  83,593     70,472     66,600
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------

          See accompanying notes to consolidated financial statements.

                         WADDELL & REED FINANCIAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                   1998        1997        1996
                                                                                -----------  ---------  ----------
                                                                                          (IN THOUSANDS)

Cash flows from operating activities:
  Net income..................................................................  $    83,735     70,292      66,700
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization.............................................        4,795      4,210       4,661
    Recognition of deferred compensation......................................        1,333         --          --
    Loss on sale of investments...............................................          171         --          --
    Loss on sale and retirement of fixed assets...............................           75         65         311
    Capital gains and dividends reinvested....................................         (399)       (78)        (60)
    Deferred income taxes.....................................................       (1,988)        27         827
    Changes in assets and liabilities:
      Receivables from funds..................................................       (1,709)      (452)      1,172
      Other receivables.......................................................      (23,818)    (1,195)      2,725
      Due to/from affiliates--operating.......................................        4,509     (4,217)      1,703
      Other assets............................................................       (3,661)    (5,383)     (9,913)
      Accounts payable........................................................        5,375     (1,883)       (252)
      Other liabilities.......................................................       10,237        898      18,369
                                                                                -----------  ---------  ----------
Net cash provided by operating activities.....................................       78,655     62,284      86,243
                                                                                -----------  ---------  ----------
Cash flows from investing activities:
  Additions to investment securities..........................................     (110,652)       (40)       (116)
  Proceeds from sales of investment securities................................       24,020          1          --
  Proceeds from maturity of investment securities.............................        2,424      1,260       1,355
  Purchase of property and equipment..........................................       (7,602)    (3,218)     (1,689)
  Investment in real estate...................................................       (5,913)        --        (298)
  Other.......................................................................            7         50          18
                                                                                -----------  ---------  ----------
Net cash used in investing activities.........................................      (97,716)    (1,947)       (730)
                                                                                -----------  ---------  ----------
Cash flows from financing activities:
  Cash dividends to parent....................................................           --    (51,665)    (10,000)
  Proceeds from IPO...........................................................      516,014         --
  Notes payable...............................................................       40,000         --          --
  Cash dividends..............................................................      (26,387)        --          --
  Change in due to/from affiliates--nonoperating..............................     (479,373)   (37,888)   (170,016)
  Purchase of treasury stock..................................................      (74,833)        --          --
  Cash contributions from parent..............................................           --     44,033     111,718
                                                                                -----------  ---------  ----------
Net cash used in financing activities.........................................      (24,579)   (45,520)    (68,298)
                                                                                -----------  ---------  ----------
Net increase (decrease) in cash and cash equivalents..........................      (43,640)    14,817      17,215
Cash and cash equivalents at beginning of year................................       73,820     59,003      41,788
                                                                                -----------  ---------  ----------
Cash and cash equivalents at end of year......................................  $    30,180     73,820      59,003
                                                                                -----------  ---------  ----------
                                                                                -----------  ---------  ----------
Cash paid for:
  Income taxes................................................................  $    48,830     65,754      43,667
  Interest....................................................................          628         --          --

          See accompanying notes to consolidated financial statements

                         WADDELL & REED FINANCIAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1998, 1997, AND 1996

1.  WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES AND BASIS OF PRESENTATION

BUSINESS

    Waddell & Reed Financial, Inc. and subsidiaries (the "Company") derive their revenues primarily from investment management, investment product distribution, and shareholder services administration provided to the United mutual funds, Waddell & Reed mutual funds, Target/United mutual funds collectively ("the Funds") and managed institutional accounts. The Funds and institutional accounts operate under various rules and regulations set forth by the Securities and Exchange Commission (the "Commission"). Services to the Funds are provided under contracts that set forth the fees to be charged for these services. The majority of these contracts are subject to annual review and approval by each Fund's Board of Directors and shareholders. Company revenues are largely dependent on the total value and composition of assets under management, which include domestic and international equity and debt securities, accordingly, fluctuations in financial markets and composition of assets under management impact revenues and results of operations. For 1998, management fees from the United Income fund were $39.8 million or 14% of total revenues. The United Income Fund had a market value of $7.8 billion at December 31, 1998.

    Prior to December 1997, the Company was known as United Investors Management Company. In the first quarter of 1998, the insurance operations of the Company, United Investors Life Insurance Company, were distributed to Torchmark Corporation and a subsidiary of Torchmark (together, "Torchmark"). The Company was wholly owned by Torchmark until March 4, 1998, when the Company completed the initial public offering ("Offering") of its Class A common stock, with the Company realizing net proceeds of approximately $516 million. Approximately $481 million of the proceeds were used to prepay notes payable to Torchmark. After giving effect to the Offering and prior to November 6, 1998, Torchmark controlled in excess of 60% of the outstanding Class A and Class B common stock, and in excess of 80% of the voting power of the outstanding Class A and Class B common stock of the Company. On November 6, 1998 Torchmark distributed its remaining ownership interest in the Company by means of a tax-free spin-off to the stockholders of Torchmark of all common stock of the Company held by Torchmark.

BASIS OF PRESENTATION

    The accompanying financial statements include the accounts of the Company and its subsidiaries for all periods presented. All significant intercompany accounts and transactions are eliminated in consolidation. Amounts in the accompanying financial statements and notes are rounded to the nearest thousand. Certain amounts in the prior year financial statements have been reclassified to conform to the 1998 presentation.

USE OF ESTIMATES

    The management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

                         WADDELL & REED FINANCIAL, INC.

1. WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES AND BASIS OF PRESENTATION (CONTINUED)
DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

    Given the nature of the Company's assets and liabilities, the Company believes the amounts in the financial statements approximate fair value.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include cash on hand and short-term investments. The Company considers all highly liquid debt instruments with original maturities of ninety days or less to be cash equivalents.

INVESTMENT SECURITIES AND INVESTMENT IN AFFILIATED MUTUAL FUNDS

    All investments in debt securities and mutual funds are classified as available-for-sale. As a result, these investments are recorded at fair value. Unrealized holding gains and losses, net of related tax effects, are excluded from earnings until realized and are reported as a separate component of comprehensive income. Realized gains and losses are computed using the specific identification method for investment securities other than mutual funds. For mutual funds, realized gains and losses are computed using the average cost method.

CONCENTRATION OF CREDIT RISK

    Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK, consist primarily of investments in U.S. government and agency securities, municipal securities, corporate securities, and affiliated money market and fixed income mutual funds and accounts receivable. Credit risk is believed to be minimal in that the U.S. government and agency securities are backed by the full faith and credit of the U.S. government, municipal securities are backed by the full taxing power of the issuing municipality or revenues from a specific project, corporate bonds are backed by the assets of the corporations, and the affiliated mutual funds have substantial net assets.

COMPREHENSIVE INCOME

    On January 1, 1998, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 established standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and unrealized gains (losses) on available-for-sale securities and is presented in a separate statement of comprehensive income. SFAS No. 130 requires only additional disclosures in the financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been presented to conform to the requirements of SFAS No. 130.

PROPERTY AND EQUIPMENT AND INVESTMENT IN REAL ESTATE

    Property and equipment and investment real estate are carried at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

                         WADDELL & REED FINANCIAL, INC.

1. WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES AND BASIS OF PRESENTATION (CONTINUED)
GOODWILL

    Goodwill, which represents the excess of purchase price over fair value of net assets acquired, arose in connection with the acquisition of the Company by Torchmark. Amortization is on a straight-line basis over forty years. The Company assesses the recoverability of goodwill by determining whether the unamortized balance can be recovered through undiscounted future operating cash flows over its remaining life. Impairment, if any, is measured by the excess of the unamortized balance over discounted future operating cash flows.

DEFERRED SALES COMMISSIONS

    The Company defers certain costs, principally selling commissions, which are paid to financial advisors in connection with the sale of the Class B shares of the Waddell & Reed funds, which do not charge a commission at the time of the sale. These costs are amortized on a straight-line basis over the estimated life of shareholder investments not to exceed ten years. The Company recovers such costs through 12b-1 distribution fees, which are paid by the Waddell & Reed funds and a contingent deferred sales charge paid by shareholders who redeem their shares prior to completion of the required holding periods.

RETIREMENT PLAN AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

    The Company adopted SFAS No. 132, EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS, on January 1, 1998. SFAS No. 132 requires only additional disclosures in the footnotes to the financial statements regarding pension and other postretirement benefits. It does not affect the Company's financial position or results of operations. Prior year disclosures have been presented to conform to the requirements of SFAS No. 132.

REVENUE RECOGNITION

    Investment advisory and administrative service fees are recognized when earned. Commission revenues and expenses (and related receivables and payables) resulting from securities transactions are recorded on the date on which the order to buy or sell securities is executed.

ADVERTISING

    Advertising costs are expensed as incurred. Amounts incurred were $2,845,000, $1,046,000 and $841,000 for 1998, 1997 and 1996, respectively.

EARNINGS PER SHARE

    Earnings per share are calculated in accordance with SFAS No. 128 "Earnings Per Share", which requires that both basic and diluted earnings per share be presented. Diluted amounts are computed to reflect the potential impact of stock options and restricted stock awards. The weighted average number of shares outstanding was 65,787,000, 66,467,000 and 66,467,000 for 1998, 1997 and 1996
respectively. The weighted average number of shares used in computing diluted earnings per share was 66,179,000, 66,467,000 and 66,467,000 for 1998, 1997 and
1996, respectively. The average number of shares used for 1997 and 1996 is the actual shares outstanding at the Offering.

                         WADDELL & REED FINANCIAL, INC.

2.  CASH AND CASH EQUIVALENTS

    Cash and cash equivalents at December 31, 1998 and 1997 include reserves of $10,810,000 and $14,943,000, respectively, for the benefit of customers in compliance with securities industry regulations. Substantially all such reserves are in excess of federal deposit insurance limits.

3.  INVESTMENT SECURITIES, AVAILABLE-FOR-SALE

    Investments at December 31, 1998 and 1997 are as follows:

                                                AMORTIZED   UNREALIZED   UNREALIZED     FAIR
1998                                               COST        GAINS       LOSSES       VALUE
----------------------------------------------  ----------  -----------  -----------  ---------
                                                                (IN THOUSANDS)
United States government-backed mortgage
  securities..................................  $    2,944          50           --       2,994
Municipal bonds...............................      47,030       1,300          (56)     48,274
Corporate bonds...............................      41,012         120       (1,125)     40,007
Preferred stock...............................       8,292         119           --       8,411
Affiliated mutual funds.......................       3,547          25         (105)      3,467
                                                ----------       -----   -----------  ---------
                                                $  102,825       1,614       (1,286)    103,153
                                                ----------       -----   -----------  ---------
                                                ----------       -----   -----------  ---------

                                                                (IN THOUSANDS)
                                                -----------------------------------------------
                                                AMORTIZED   UNREALIZED   UNREALIZED     FAIR
1997                                               COST        GAINS       LOSSES       VALUE
----------------------------------------------  ----------  -----------  -----------  ---------
United States government-backed mortgage
  securities..................................  $    4,749          86           --       4,835
Municipal bonds...............................      12,723         422           (2)     13,143
Affiliated mutual funds.......................         949          50           --         999
                                                ----------       -----   -----------  ---------
                                                $   18,421         558           (2)     18,977
                                                ----------       -----   -----------  ---------
                                                ----------       -----   -----------  ---------

An investment maturity schedule for municipal and corporate bonds held as of December 31, 1998 is as follows:

                                                                            AMORTIZED     FAIR
                                                                              COST        VALUE
                                                                           -----------  ---------
                                                                               (IN THOUSANDS)

Within one year..........................................................   $  --       $  --
One to five years........................................................      17,276      17,581
After five years but within ten years....................................      36,382      36,378
After ten years..........................................................      34,384      34,322
                                                                           -----------  ---------
                                                                            $  88,042      88,281
                                                                           -----------  ---------
                                                                           -----------  ---------

In 1998, investment securities with fair value of $6,983,000 were sold, which resulted in realized losses of $171,000. There were no sales of securities in 1997 or 1996.

                         WADDELL & REED FINANCIAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.  INVESTMENT IN REAL ESTATE

    A summary of investment in real estate at December 31, 1998 and 1997 is as follows:

                                                                                  ESTIMATED
                                                                                  USEFUL
                                                              1998       1997     LIVES
                                                            ---------  ---------  -----------
                                                               (IN THOUSANDS)
Land......................................................  $   3,809         --      --
Buildings.................................................     20,909         --     40 years
                                                            ---------  ---------
Investment in real estate, at cost........................     24,718         --
Less accumulated depreciation.............................         --         --
                                                            ---------  ---------
Investment real estate, net...............................  $  24,718         --
                                                            ---------  ---------
                                                            ---------  ---------
Investment in real estate limited partnership.............  $      --     17,544
                                                            ---------  ---------
                                                            ---------  ---------

    Effective January 1, 1997, the Company contributed its investment in real estate, which consisted of commercial properties located adjacent to its offices in Overland Park, Kansas to TMK Income Properties, LP ("TIP") in exchange for a limited partnership interest in TIP. TIP is a limited partnership with Torchmark affiliates that was formed for the purpose of acquiring, developing, and managing real estate property. The property was transferred at its net book value. Effective July 1, 1997, the Company contributed additional land and improvements with a net book value of $5,113,000 for an additional 5% interest in TIP. In late 1998, the Company ceased its participation in TIP. In exchange for its partnership interest, the Company received the property which it had originally contributed. Additionally, the Company paid TIP $5,913,000 for improvements made to that property while it was in the partnership.

    Real estate partnership income of $465,000 and $199,000 for the years ended December 31, 1998 and 1997 and rental income of $1,682,000 for the year ended December 31, 1996 is included in investment and other revenue. Depreciation expense for the years ended December 31, 1998, 1997 and 1996 was $0, $18,000 and $383,000, respectively.

5.  PROPERTY AND EQUIPMENT

    A summary of property and equipment at December 31, 1998 and 1997 is as follows:

                                                                                  ESTIMATED
                                                                                  USEFUL
                                                              1998       1997     LIVES
                                                            ---------  ---------  -----------
                                                               (IN THOUSANDS)
Land......................................................  $   1,717      1,717      --
Building..................................................      6,257      6,257     40 years
Furniture and fixtures....................................      6,992      5,862   3-10 years
Equipment and machinery...................................     13,903      7,859   3-10 years
                                                            ---------  ---------
Property and equipment, at cost...........................     28,869     21,695
Less accumulated depreciation.............................     11,184      9,637
                                                            ---------  ---------
Property and equipment, net...............................  $  17,685     12,058
                                                            ---------  ---------
                                                            ---------  ---------

                         WADDELL & REED FINANCIAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  REVOLVING CREDIT AGREEMENT

    The Company entered into a $200 million revolving credit facility, expandable to $300 million, on October 15, 1998 with a syndicate of nine banks. The credit facility is a 364-day revolving facility at an interest rate of LIBOR plus .35%. The facility is in place to provide an additional source of capital to finance share repurchases, acquisitions and other general corporate needs. As of December 31, 1998, the Company had borrowed $40 million on this facility, which was used to repurchase the Company's stock that is held in treasury. The credit agreement stipulates two financial condition covenants. The consolidated leverage ratio cannot exceed 3.0 to 1.0 for four consecutive quarters. The consolidated leverage ratio is defined as consolidated total debt to consolidated earnings before interest costs, income taxes, depreciation and amortization ("EBITDA"). The consolidated interest coverage ratio cannot be less than 4.0 to 1.0 for four consecutive quarters. Consolidated interest coverage ratio is defined as consolidated EBITDA to consolidated interest expense. The Company was in compliance with the covenant provisions for 1998.

7.  TRANSACTIONS WITH RELATED PARTIES

    The Company serves as investment advisor to Torchmark and its affiliates and receives advisory fees for this service. Advisory fees, which are based on assets under management, amounted to $2,401,000, $1,241,000 and $1,037,000 for the years ended December 31, 1998, 1997 and 1996, respectively. These commissions were earned under contracts, which have been renewed for 1999 with substantially the same terms.

    The Company earns commissions from Torchmark for marketing life and health insurance products and variable annuities. For the years ended December 31, 1998, 1997 and 1996, the commissions amounted to $36,724,000, $30,612,000 and
$30,778,000, respectively. These commissions were earned under contracts, which have been renewed for 1999 with substantially the same terms.

    Prior to the Offering, Torchmark performed certain administrative services for the Company. Charges for such services, which were allocated based on a defined formula that allocated Torchmark's total costs for services provided based on each affiliate's assets and compensation expense as a percentage of the total affiliates assets and compensation expense. These charges were $2,008,000 and $2,189,000 for the years ended December 31, 1997 and 1996, respectively. During 1998 no charges were made pertaining to these administrative services and no future charges are expected since the Company is no longer an affiliate of Torchmark.

    Effective September 1997, Waddell & Reed Asset Management Company ("WRAMCO"), a subsidiary of the Company, was distributed to Torchmark at its net book value of $2,977,000. WRAMCO provides investment management services to institutional investors and privately managed accounts. Subsequent to the distribution date, the Company provides investment advisory services to WRAMCO and receives a fee based on assets under management.

    At December 31, 1998, there were no amounts due from Torchmark other than normal non-interest bearing amounts for current operating expenses and commissions due from the sale of Torchmark products. At December 31, 1997, current amounts due from affiliates included $11,672,000 of 5.5% demand notes plus accrued interest. At December 31, 1997 the noncurrent amounts due from affiliates included a $123,947,000 note receivable with an interest rate of 6% from Torchmark, plus $1,239,000 of accrued interest. Also included in the noncurrent portion at December 31, 1997 is a $40,000,000 note receivable with an interest rate of 8.1% from Torchmark. During 1998, the proceeds from the offering were used to prepay these notes. In 1997, amounts due from Torchmark aggregating $38,124,000 were forgiven and charged against stockholders' equity.

    The current amounts due to affiliates at December 31, 1997 include amounts due for administrative services. Included in the 1997 noncurrent amounts due to affiliates was a $123,947,000 note payable to

                         WADDELL & REED FINANCIAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  TRANSACTIONS WITH RELATED PARTIES (CONTINUED)
Torchmark, plus $1,239,000 of accrued interest. This 6% note was prepaid with the proceeds from the Offering.

    On November 25, 1997, the Company declared a $480,000,000 dividend evidenced by two 8% promissory notes to Torchmark and a subsidiary of Torchmark. Notes aggregating $96,000,000 were due in 1998 and, accordingly, were classified in the current portion of due to affiliates. The remaining $384,000,000 of these notes were included in the long-term portion of due to affiliates. These notes were prepaid with the proceeds from the Offering.

8.  INCOME TAXES

    The components of total income tax expense are as follows:

                                                                 1998       1997       1996
                                                               ---------  ---------  ---------
                                                                       (IN THOUSANDS)
Currently payable:
  Federal....................................................  $  46,845     38,939     36,197
  State......................................................      6,934      5,889      5,469
                                                               ---------  ---------  ---------
                                                                  53,779     44,828     41,666
Deferred taxes...............................................     (2,016)        27        827
                                                               ---------  ---------  ---------
Income tax expense from operations...........................  $  51,763     44,855     42,493
                                                               ---------  ---------  ---------
Stockholders' equity--unrealized gain (loss) on investment
 securities available-for-sale...............................        (86)       110        (36)
                                                               ---------  ---------  ---------
Total income taxes...........................................  $  51,677     44,965     42,457
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    The tax effect of temporary differences that give rise to significant portions of deferred tax liabilities and deferred tax assets at December 31, 1998 and 1997 are as follows:

                                                                            1998       1997
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)

Deferred tax liabilities:
  Deferred acquisition costs............................................  $  (5,732)    (4,680)
  Fixed assets..........................................................         --       (824)
  Other.................................................................       (648)      (500)
                                                                          ---------  ---------
Total gross deferred liabilities........................................     (6,380)    (6,004)
                                                                          ---------  ---------

Deferred tax assets:
  Benefit plans.........................................................      3,824      3,557
  Accrued expenses......................................................      2,674      1,442
  Fixed assets..........................................................        983         --
                                                                          ---------  ---------
Total gross deferred assets.............................................      7,481      4,999
                                                                          ---------  ---------
Net deferred tax asset (liability)......................................  $   1,101     (1,005)
                                                                          ---------  ---------
                                                                          ---------  ---------

                         WADDELL & REED FINANCIAL, INC.

8.  INCOME TAXES (CONTINUED)

    A valuation allowance for deferred tax assets was not necessary at December 31, 1998 and 1997. The following table reconciles the statutory federal income tax rate to the Company's effective income tax rate:

                                                                            1998       1997       1996
                                                                          ---------  ---------  ---------

Statutory federal income tax rate.......................................       35.0%      35.0       35.0
State income taxes, net of federal tax benefits.........................        3.3        3.3        3.1
Other items.............................................................       (0.1)       0.7        0.8
                                                                                ---        ---        ---
Effective income tax rate...............................................       38.2%      39.0       38.9
                                                                                ---        ---        ---
                                                                                ---        ---        ---

9.  RETIREMENT PLAN

    The Company participates in a noncontributory retirement plan which covers substantially all employees of the Company and certain vested former employees of Torchmark. Benefits payable under the plan are based on employees' years of service and compensation during the final ten years of employment.

                                                                            1998       1997
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Change in benefit obligation
  Benefit obligation at beginning of year...............................  $  28,979     24,786
  Service cost..........................................................      1,612      1,511
  Interest cost.........................................................      2,294      2,148
  Actuarial loss........................................................      2,733      2,431
  Benefits paid.........................................................     (4,364)    (1,897)
                                                                          ---------  ---------
  Benefit obligation at end of year.....................................  $  31,254     28,979
                                                                          ---------  ---------
                                                                          ---------  ---------
Change in plan assets:
  Fair value of plan assets at beginning of year........................  $  25,689     23,483
  Actual return on plan assets..........................................      5,249      4,103
  Company contribution..................................................      1,492         --
  Benefits paid.........................................................     (4,364)    (1,897)
                                                                          ---------  ---------
  Fair value of plan assets at end of year..............................  $  28,066     25,689
                                                                          ---------  ---------
                                                                          ---------  ---------

Funded status of plan...................................................  $  (3,188)    (3,290)
Unrecognized actuarial gain.............................................     (3,097)    (2,989)
Unrecognized prior service cost.........................................        673        717
Unrecognized net transition obligation..................................        103        108
                                                                          ---------  ---------
Net amount recognized...................................................  $  (5,509)    (5,454)
                                                                          ---------  ---------
                                                                          ---------  ---------

                         WADDELL & REED FINANCIAL, INC.

9.  RETIREMENT PLAN (CONTINUED)

                                                                            1998       1997
                                                                          ---------  ---------

Weighted average assumptions as of December 31:
  Discount rate.........................................................      6.75%      7.50%
  Expected return on plan assets........................................      9.25%      9.25%
  Rate of compensation increase.........................................      3.75%      4.50%

Components of net periodic benefit cost:
  Service cost..........................................................  $   1,612      1,511
  Interest cost.........................................................      2,294      2,148
  Expected return on assets.............................................     (2,407)    (2,164)
  Prior service cost amortization.......................................         44         44
  Transition obligation amortization....................................          5          5
                                                                          ---------  ---------
        Net periodic benefit cost.......................................  $   1,548      1,544
                                                                          ---------  ---------
                                                                          ---------  ---------

10.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

    The Company sponsors an unfunded defined benefit postretirement medical plan that covers substantially all employees. The plan is contributory with retiree contributions adjusted annually.

                                                                            1998       1997
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)

Change in benefit obligation
  Benefit obligation at beginning of year...............................  $   1,142        872
  Service cost..........................................................         64         48
  Interest cost.........................................................         92         68
  Actuarial (gain) loss.................................................        (85)       314
  Retiree contributions.................................................         75         56
  Benefits and expenses paid............................................       (137)      (216)
                                                                          ---------  ---------
  Benefit obligation at end of year.....................................  $   1,151      1,142
                                                                          ---------  ---------
                                                                          ---------  ---------

Change in plan assets:
  Fair values of plan assets at beginning of year.......................         --         --
  Company contribution..................................................         77        160
  Retiree contributions.................................................         75         56
  Benefits and expenses paid............................................       (152)      (216)
                                                                          ---------  ---------
  Fair value of plan assets at end of year..............................  $      --         --
                                                                          ---------  ---------
                                                                          ---------  ---------
Funded status...........................................................  $  (1,151)    (1,142)
Unrecognized loss.......................................................         62        102
Unrecognized prior service cost.........................................       (175)      (191)
                                                                          ---------  ---------
  Accrued benefit cost at December 31...................................  $  (1,264)    (1,231)
                                                                          ---------  ---------
                                                                          ---------  ---------

                         WADDELL & REED FINANCIAL, INC.

10.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (CONTINUED)

Weighted average assumptions as of December 31:
  Discount rate.........................................................       7.50%      7.50%

Components of net periodic benefit cost:
  Service cost..........................................................         64         48
  Interest cost.........................................................         92         67
  Unrecognized amortization of prior service cost.......................        (15)       (16)
  Unrecognized net actuarial gain.......................................         --         (2)
                                                                          ---------  ---------
  Net periodic benefit cost.............................................  $     141         97
                                                                          ---------  ---------
                                                                          ---------  ---------

For measurement purposes, the health care cost trend rate was 8% and 9% in 1998 and 1997, respectively. The effect of a 1% annual increase in assumed cost trend rates would increase the December 31, 1998 accumulated postretirement benefit obligation by approximately $1,375,000, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1998 by approximately $210,000. The effect of a 1% annual decrease in assumed cost trend rates would decrease the December 31, 1998 accumulated postretirement benefit obligation by approximately $956,000, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1998 by approximately $130,000.

11.  SAVINGS AND INVESTMENT PLANS

    The company has a savings and investment plan covering substantially all employees. The plan provides for a matching corporate contribution of 50% of the employee's investment in mutual fund shares and/or stock, not to exceed 3% of the employee's salary.

    The Company's contribution to the savings and investment plan for the years ended December 31, 1998, 1997 and 1996 was $858,000, $716,000 and $641,000,
respectively.

12.  EMPLOYEE STOCK OPTIONS

    The Company has a fixed employee stock-based compensation plan ("Option plan"), whereby the Company may grant options on its common stock. The exercise price of each option is equal to the market price of the stock on the date of grant. The maximum term of the options is ten years and generally vests one-third in each of the three years starting one year after grant date. In October 1995, the FASB issued Statement No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), which was effective for the Company beginning January 1, 1996. SFAS No. 123 defines the "fair value method" of accounting for employee stock options. It also allows accounting for such options under the "intrinsic value method" in accordance with Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB No. 25) and related interpretations. If a company elects to use the intrinsic value method, pro forma disclosures of earnings and earnings per share are required as if the fair value method of accounting was applied.

                         WADDELL & REED FINANCIAL, INC.

12.  EMPLOYEE STOCK OPTIONS (CONTINUED)
    Pursuant to SFAS No 123, the fair value of each option has been estimated using a Black-Scholes option-pricing model with the following assumptions:

Dividend yield......................................................        2.34%
Risk-free interest rate.............................................        5.20
Expected volatility.................................................       29.70
Expected life (in years)............................................        4.70

    After the spin off from Torchmark, holders of Torchmark stock options granted prior to 1998 were given a choice to retain their Torchmark options or convert their options into options of the Company ("Conversion Options"). Employees and directors of the Company who held Torchmark options could elect to convert all of their Torchmark options into Conversion Options. In total 3,694,100 Conversion Options were converted from Torchmark options. The Conversion Options retained the same terms as the previous Torchmark options except that the exercise price and the number of shares were adjusted so that the aggregate intrinsic value of the options remained the same.

    Prior to 1998, there were no Company stock options outstanding. A summary of stock option activity and related information for the year ended December 31, 1998 follows:

                                                                             WEIGHTED AVERAGE
                                                                  OPTIONS     EXERCISE PRICE
                                                                 ----------  -----------------

Outstanding, beginning of year.................................          --             --
Granted........................................................   4,389,088      $   22.63
Converted......................................................   3,694,100          13.96
Exercised......................................................          --             --
Expired........................................................          --             --
                                                                 ----------         ------
Outstanding, end of year.......................................   8,083,188      $   18.67
                                                                 ----------         ------
Exercisable, end of year.......................................   2,957,826      $   14.42
                                                                 ----------         ------
                                                                 ----------         ------

    The range of fair values of options granted during the year was $4.78 to $7.43, with a weighted average fair value of $5.75.

    Had compensation cost for the options granted in 1998 been determined on the basis of fair value pursuant to SFAS No. 123, net income and earnings per share would have been reduced as follows:

Net income
  As reported......................................................  $  83,735
  Pro forma........................................................  $  79,744

Basic and diluted earnings per share...............................
  As reported......................................................  $    1.27
  Pro forma........................................................  $    1.21

                         WADDELL & REED FINANCIAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.  UNIFORM CAPITAL RULE REQUIREMENTS

    Waddell & Reed, Inc. ("W&R") a subsidiary of the Company, is a registered broker-dealer and a member of the National Association of Securities Dealers, Inc. and is therefore subject to a requirement of the Commission's Uniform Net Capital Rule, requiring the maintenance of certain minimal capital levels. At December 31, 1998, W&R had net capital, as defined by the Uniform Capital Rule, of $11,582,000 which is $8,247,000 in excess of the required net capital.

14.  COMMITMENTS AND CONTINGENCIES

RENTAL EXPENSE AND LEASE COMMITMENTS

    The Company rents certain sales and other office space under long-term operating leases. Rent expense was $4,937,000, $4,397,000 and $3,824,000 for the years ended, December 31, 1998, 1997 and 1996, respectively. Future minimum rental commitments under noncancelable operating leases are as follows:

    Minimum remaining rental commitment years ended December 31 in thousands:

1999................................................................  $   3,564
2000................................................................      1,603
2001................................................................        805
2002................................................................        427
2003................................................................        186
Thereafter..........................................................         --
                                                                      ---------
                                                                      $   6,585
                                                                      ---------
                                                                      ---------

    New leases are expected to be executed as existing leases expire. Thus, future minimum lease commitments are not expected to be less than those in 1999.

CONTINGENCIES

    From time to time, the Company is a party to various claims arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, it is unlikely that any adverse determination in one or more pending claims would have a material adverse effect on the Company's financial position or results of operations.

15.  SUBSEQUENT EVENTS

    As of January 1, 1999, the Company enacted a 401(k) plan for employees. This plan provides for a matching of 100% corporate contribution on the first 3% of income and 50% on the next 2% of income, not to exceed 5% of the employee's salary.

    From January 1, 1999 through February 28, 1999 the Company repurchased an additional .2 million shares of its class A common stock and 1.1 million shares of its class B common stock at an average price of $19.91. Total costs of $26.5 million for the repurchase was funded partially by an additional borrowing of $20.0 million on the credit facility.

                         WADDELL & REED FINANCIAL, INC.

                               INDEX TO EXHIBITS

  EXHIBIT
    NO.                                                 EXHIBIT DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------

       3.1   Amended and Restated Certificate of Incorporation of the Company. Filed as Exhibit 3.1 to the Company's
              Form S-1 Registration Statement Number 333-43687 (the "Registration Statement") and incorporated herein by reference.

       3.2   Amended and Restated Bylaws of the Company. Filed as Exhibit 3.2 to the Company's Registration Statement
              and incorporated herein by reference.

       4.1   Specimen of Class A Common Stock Certificate. Filed as Exhibit 4.1 to the Company's Registration
              Statement and incorporated herein by reference.

       4.2   Specimen of Class B Common Stock Certificate. Filed as Exhibit 4.1 to the Company's Form 8-A Registration
              Statement, Accession Number 0000930661-98-002062, dated October 1, 1998 and incorporated herein by reference.

      10.1   Public Offering and Separation Agreement, dated as of March 3, 1998, by and between the Company and
              Torchmark Corporation. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
              quarter ended March 31, 1998 and incorporated herein by reference.

      10.2   Tax Disaffiliation Agreement, dated as of March 3, 1998, by and between the Company and Torchmark
              Corporation. Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended
              March 31, 1998 and incorporated herein by reference.

      10.3   Investment Services Agreement, dated as of March 3, 1998, by and between Waddell & Reed Investment
              Management Company and Waddell & Reed Asset Management Company. Filed as Exhibit 10.3 to the Company's
              Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.

      10.4   General Agent Contract, dated January 1, 1985, by and between United Investors Life Insurance Company and
              W & R Insurance Agency, Inc. Filed as Exhibit 10.4 to the Company's Registration Statement and
              incorporated herein by reference.

      10.5   Amendment Extending General Agent Contract, dated as of March 31, 1998, by and between United Investors
              Life Insurance Company and W & R Insurance Agency, Inc. Filed as Exhibit 10.5 to the Company's Quarterly
              Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.

      10.6   Second Amendment of General Agent Contract, dated as of December 21, 1998, by and between United
              Investors Life Insurance Company and W & R Insurance Agency, Inc.

      10.7   Independent Agent Contract, dated June 25, 1997, by and among United American Insurance Company, W & R
              Insurance Agency, Inc., and affiliates identified therein. Filed as Exhibit 10.6 to the Company's
              Registration Statement and incorporated herein by reference.

      10.8   Amendment Extending Independent Agent Contract, dated as of March 3, 1998 by and among United American
              Insurance Company, W & R Insurance Agency, Inc., and affiliates identified therein. Filed as Exhibit
              10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.

                         WADDELL & REED FINANCIAL, INC.

                               INDEX TO EXHIBITS

      10.9   Second Amendment of Independent Agent Contract, dated as of December 31, 1998, by and among United
              American Insurance Company, W & R Insurance Agency, Inc. and affiliates identified herein.

     10.10   Distribution Contract, dated April 4, 1997, by and between United Investors Life Insurance Company and
              Target/United Funds, Inc. Filed as Exhibit 10.16 to the Company's Registration Statement and
              incorporated herein by reference.

     10.11   Agreement Amending Distribution Contract, dated as of March 3, 1998, by and between United Investors Life
              Insurance Company and Target/United Funds, Inc. Filed as Exhibit 10.15 to the Company's Quarterly Report
              on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.

     10.12   Second Amendment of Distribution Contract, dated as of December 31, 1998, by and between United Investors
              Life Insurance Company and Target/United Funds, Inc.

     10.13   Principal Underwriting Agreement, dated May 1, 1990, by and between United Investors Life Insurance
              Company and Waddell & Reed, Inc. Filed as Exhibit 10.18 to the Company's Registration Statement and
              incorporated herein by reference.

     10.14   Agreement Amending Principal Underwriting Agreement, dated as of March 3, 1998, by and between United
              Investors Life Insurance Company and Waddell & Reed, Inc. Filed as Exhibit 10.17 to the Company's
              Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.

     10.15   Second Amendment of Principal Underwriting Agreement, dated as of December 31, 1998, by and between
              United Investors Life Insurance Company and Waddell & Reed, Inc.

     10.16   Services Agreement, dated as of March 3, 1998, by and between Waddell & Reed Investment Management
              Company and Waddell & Reed Asset Management Company. Filed as Exhibit 10.19 to the Company's Quarterly
              Report on a Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.

     10.17   Addendum to Services Agreement, dated as of December 31, 1998, by and between Waddell & Reed Investment
              Management Company and Waddell & Reed Asset Management Company.

     10.18   Reciprocity Agreement, dated as of March 3, 1998, by and between the Company and Torchmark Corporation.
              Filed as Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
              1998 and incorporated herein by reference.

     10.19   Administrative Services Agreement, dated as of March 3, 1998, by and between the Company and Torchmark
              Corporation. Filed as Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the quarter ended
              March 31, 1998 and incorporated herein by reference.

     10.20   The Company 1998 Stock Incentive Plan.

     10.21   The Company 1998 Non-Employee Director Stock Option Plan. Filed as Exhibit 10.9 to the Company's
              Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.

     10.22   The Company 1998 Executive Deferred Compensation Stock Option Plan. Filed as Exhibit 10.10 to the
              Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.

     10.23   First Amendment to 1998 Executive Deferred Compensation Stock Option Plan.

                         WADDELL & REED FINANCIAL, INC.

                               INDEX TO EXHIBITS

     10.24   The Company 401(k) and Thrift Plan. Filed as Exhibit 4(a) to the Company's Form S-8 Registration
              Statement Number 333-69897 and incorporated herein by reference.

     10.25   The Company Retirement Income Plan. Filed as Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q
              for the quarter ended March 31, 1998 and incorporated herein by reference.

     10.26   Waddell & Reed, Inc. Career Field Retirement Plan. Filed as Exhibit 10.13 to the Company's Quarterly
              Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.

     10.27   Credit Agreement dated October 15, 1998, by and among the Company, Lenders and The Chase Manhattan Bank.

     10.28   The Company Supplemental Executive Retirement Plan.

     10.29   The Company Management Incentive Plan of 1999.

     10.30   Form of Accounting Services Agreement by and between each of the Funds and Waddell & Reed Services
              Company.

     10.31   Form of Investment Management Agreement by and between each of the United Funds and Waddell & Reed, Inc.

     10.32   Form of Investment Management Agreement by and between the Waddell & Reed Funds and Waddell & Reed
              Investment Management Company.

     10.33   Form of Investment Management Agreement by and between the Target/United Funds and Waddell & Reed, Inc.

     10.34   Form of Shareholder Servicing Agreement by and between the Funds and Waddell & Reed Services Company.

     10.35   Form of Underwriting Agreement by and between each of the United Funds and Waddell & Reed, Inc.

     10.36   Form of Underwriting Agreement by and between each of the Waddell & Reed Funds and Waddell & Reed, Inc.

     10.37   Form of Amended and Restated Custodian Agreement by and between each of the Funds and UMB Bank, n.a.

        11   Statement regarding computation of per share earnings.

        21   Subsidiaries of the Company.

        23   Consent of KPMG LLP.

        24   Powers of Attorney.

        27   Financial Data Schedule.