Form 10-Q
period 1999-03-31
WADDELL & REED FINANCIAL INC
filed 1999-05-13
CIK 1052100

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(MARK ONE)
   [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

   [    ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to ____________

                        Commission file number 001-13913

                         WADDELL & REED FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                          51-0261715
(State or other jurisdiction of incorporation          (I.R.S. Employer
or organization)                                       Identification No.)
                                6300 LAMAR AVENUE
                              OVERLAND PARK, KANSAS
                                      66202
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (913) 236-2000
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

           Shares outstanding of each of the registrant's classes of common stock as of March 31, 1999:

       Class                                   Outstanding as of March 31, 1999
       -----                                   --------------------------------
       Class A Common stock, $.01 par value             30,558,722
       Class B Common stock, $.01 par value             30,464,656

                         WADDELL & REED FINANCIAL, INC.

                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999

INDEX

                                                                                                    Page No.
                                                                                                    --------
Part I.       Financial Information

     Item 1.          Unaudited Financial Statements

                      Consolidated Balance Sheets at
                      March 31, 1999 and December 31, 1998                                            3

                      Consolidated Statements of
                      Operations for the three months ended
                      March 31, 1999 and March 31, 1998                                               4

                      Consolidated Statements of Comprehensive
                      Income for the three months ended
                      March 31, 1999 and March 31, 1998                                               5

                      Consolidated Statements of Cash
                      Flows for the three months ended
                      March 31, 1999 and March 31, 1998                                               6

                      Notes to Unaudited Consolidated Financial Statements                            7

     Item 2.          Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                             9

Part II.      Other Information

     Item 2.          Changes in Securities and Use of Proceeds                                      16

     Item 5.          Other Information                                                              16

     Item 6.          Exhibits and Reports on Form 8-K                                               17

Signatures                                                                                           18

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                 WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (in thousands)
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
                                                                               March 31,            December 31,
                                ASSETS                                           1999                   1998
                                                                              (Unaudited)
----------------------------------------------------------------------------------------------------------------
Assets:
Cash and cash equivalents                                                       $  63,881              30,180
Investment securities, available-for-sale                                         104,327             103,153
Receivables:
     United funds and W&R funds                                                     8,011               5,740
     Customers and other                                                           28,167              28,865
Deferred income taxes                                                               1,092               1,309
Prepaid expenses and other current assets                                           3,514               3,222
----------------------------------------------------------------------------------------------------------------
Total current assets                                                              208,992             172,469

Property and equipment, net                                                        18,786              17,685
Investment in real estate                                                          24,124              24,718
Deferred sales commissions, net                                                    16,997              15,710
Goodwill (net of accumulated amortization of $21,108 and $20,382)                  95,202              95,928
Other assets                                                                          736                 669
----------------------------------------------------------------------------------------------------------------
Total assets                                                                    $ 364,837             327,179
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
                 LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------
Liabilities:
  Current liabilities:
     Accounts payable                                                           $  40,678              28,304
     Accrued sales force compensation                                               9,199              11,916
   Short term notes payable                                                        80,191              40,076
     Income taxes payable                                                          26,117              13,464
     Other current liabilities                                                     12,617              16,034
----------------------------------------------------------------------------------------------------------------
Total current liabilities                                                         168,802             109,794

     Deferred income taxes                                                            336                 208
     Accrued pensions and post-retirement costs                                    10,640              10,041
----------------------------------------------------------------------------------------------------------------
Total liabilities                                                                 179,778             120,043
----------------------------------------------------------------------------------------------------------------
Stockholders' equity:
     Common stock ($.01 par value; 150,000,000 Class A shares                         665                 665
              authorized, 32,142,174 issued and 30,558,722 outstanding
              and 100,000,000 Class B shares authorized, 34,325,000
              issued and 30,464,656 outstanding March 31, 1999;
              32,142,174 Class A shares issued and outstanding;
              34,325,000 Class B shares issued and outstanding March
              31, 1998)
              Additional paid-in capital                                          246,271             246,271
              Retained earnings                                                    60,959              47,325
              Deferred compensation                                               (12,144)            (12,494)
     Treasury stock (1,583,452 Class A shares and 3,860,344 Class B              (110,258)            (74,833)
     shares)
              Accumulated other comprehensive income                                 (434)                202
----------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                        185,059             207,136
----------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                      $ 364,837             327,179
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

                 WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                    Unaudited
             (in thousands, except for per share and dividend data)

-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
                                                                                         For the three months ended
                                                                                                  March 31,
                                                                                               --------------
                                                                                            1999            1998
-------------------------------------------------------------------------------------------------------------------
Revenue:
     Investment management fees                                                          $ 37,316            32,426
     Underwriting and distribution fees                                                    30,532            23,461
     Shareholder service fees                                                               9,702             7,773
     Investment and other revenue                                                           2,923             1,439
-------------------------------------------------------------------------------------------------------------------
Total revenue                                                                              80,473            65,099

Expenses:
     Underwriting and distribution                                                         29,812            20,283
     Compensation and related costs                                                         9,137             7,420
     General and administrative                                                             4,051             1,783
     Depreciation                                                                             533               429
  Interest expense                                                                            863                 -
     Amortization of goodwill                                                                 726               726
-------------------------------------------------------------------------------------------------------------------
Total expenses                                                                             45,122            30,641
-------------------------------------------------------------------------------------------------------------------
Income before affiliated items and provision for                                           35,351            34,458
     income taxes
Affiliated items:
     Interest income                                                                            -             1,950
     Interest expense                                                                           -            (8,604)
-------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                                                   35,351            27,804
Provision for income taxes                                                                 13,368            11,057
-------------------------------------------------------------------------------------------------------------------
Net income                                                                               $ 21,983            16,747
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Net income per share:
     Basic and diluted                                                                   $   0.35              0.25
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding:
     Basic                                                                                 61,971            66,467
     Diluted                                                                               63,207            66,784
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Dividends declared per common share                                                      $ 0.1325             $   -

See accompanying notes to unaudited consolidated financial statements.

                 WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                            (Unaudited in thousands)

-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
                                                                                         For the three months ended
                                                                                                  March 31,
                                                                                                  ---------
                                                                                            1999            1998
-------------------------------------------------------------------------------------------------------------------
Net Income                                                                                21,983            16,747
Other comprehensive income:
     Net unrealized appreciation (depreciation) of
     investments during the period, net of income
     taxes of $(391) and $96                                                                (636)              157
-------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                                      21,347            16,904
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

                 WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                            (Unaudited in thousands)

-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
                                                                             For the three months ended March 31,
                                                                             ------------------------------------
                                                                                 1999                   1998
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
         Net income                                                            $ 21,983                 16,747
       Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation and amortization                                       1,259                  1,155
              Recognition of deferred compensation                                  339                     55
              Loss on sale and retirement of fixed assets                             0                      4
              Capital gains and dividends reinvested                                (28)                   (19)
              Deferred income taxes                                                 736                     14
              Changes in assets and liabilities:
         Receivables from funds                                                  (2,271)                (1,895)
         Other receivables                                                          841                 (9,267)
         Due to/from affiliates - operating                                           0                  8,919
         Other assets                                                            (1,646)                  (559)
         Accounts payable                                                        12,374                 12,884
         Other liabilities                                                        7,234                 11,535
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                        40,821                 39,573

Cash flows from investing activities:
     Additions to investments                                                    (2,247)               (27,965)
     Proceeds from maturity of investments                                           74                    607
     Purchase of property and equipment                                          (1,635)                  (712)
  Investment in real estate                                                         462                      0
     Other                                                                            0                    (23)
-------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                            (3,346)               (28,093)
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Proceeds from IPO                                                                0                516,014
  Notes payable                                                                  40,000                      0
     Cash dividends                                                              (8,324)                     0
     Change in due to/from affiliates - nonoperating                                  0               (480,763)
  Purchase of treasury stock                                                    (35,484)                     0
     Exercise of stock options                                                       34                      0
-------------------------------------------------------------------------------------------------------------------
Net cash (used)/provided by financing activities                                 (3,774)                35,251
-------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                        33,701                 46,731

Cash and cash equivalents at beginning of period                                 30,180                 73,820
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                     $ 63,881                120,551
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements

                         WADDELL & REED FINANCIAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES AND BASIS OF PRESENTATION:

     WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

     Waddell & Reed Financial, Inc. and subsidiaries ("Company") derive their revenue primarily from investment management, administration, distribution and related services provided to the United mutual funds ("United"), Waddell & Reed mutual funds ("W&R"), Target/United mutual funds ("Target") and institutional accounts in the United States. Prior to December 1997, the Company was known as United Investors Management Company. In the first quarter of 1998, the insurance operations of the Company, United Investors Life Insurance Company, were distributed to Torchmark Corporation and a subsidiary of Torchmark (together, "Torchmark"). Until March 1998, the Company was wholly owned by Torchmark. In March 1998, the Company completed the initial public offering ("Offering") of its Class A common stock, with the Company realizing net proceeds of approximately $516 million. Approximately $481 million of the proceeds were used to prepay notes payable to Torchmark. On November 6, 1998 Torchmark distributed its remaining ownership interest in the Company by means of a tax-free spin-off to the stockholders of Torchmark of all shares of common stock of the Company held by Torchmark.

     BASIS OF PRESENTATION

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the results of its operations and its cash flows for the three-month periods ended March 31, 1999 and 1998 and its financial position at March 31, 1999. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998, from which the accompanying balance sheet as of December 31, 1998 was derived. The operating results and cash flows for the three months ended March 31, 1999 are not necessarily indicative of the results that will be achieved in future periods.

     LIQUIDITY AND CAPITAL

     On February 22, 1999, the Company declared a dividend payable on April 30, 1999 in the amount of $.1325 per share to shareholders of record as of April 8, 1999. The total dividend paid was $8.3 million.

     During the third quarter of 1998, the Company announced that it would commence a stock repurchase program whereby shares of the Company's common stock would be purchased on the open market from time to time under conditions deemed attractive by management. These shares will be held in treasury and used for stock options. For the three month period ended March 31, 1999, the Company purchased 1,798,200 Class A and Class B common shares at an average price of $19.68 per share.

     During the third quarter of 1998, the Company entered into a $200 million revolving credit facility, expandable to $300 million. The credit facility is a 364-Day revolving facility at an interest rate of LIBOR plus
 .35. As of March 31, 1999, the outstanding balance on this facility was $80.0 million. The primary use of the borrowed funds was to repurchase stock under the stock repurchase program.

     EARNINGS PER SHARE

     Basic earnings per share for the 1999 and 1998 periods are based on the average number of shares outstanding for the three month periods ended March 31, 1999 and 1998, respectively. Diluted earnings per share for these periods also includes the dilutive impact of stock options.

     SUBSEQUENT EVENT

     On or about May 12, 1999, in connection with the adoption of a stockholder rights plan, the Company filed a Certificate of Designation, Preferences and Rights designating the rights, preferences and privileges of a new Series A Junior Participating Preferred Stock. The Certificate of Designation created a series of 750,000 shares of Series A Preferred Stock, $1.00 par value, out of the total class of 5,000,000 shares of Preferred Stock. Pursuant to the stockholder rights plan, the Company issued rights to its stockholders of record as of May 12, 1999, entitling each stockholder to the right to purchase one one-hundredth of a share (a "Unit") of Series A Junior Participating Preferred Stock for each share of Common Stock held by the stockholder. The purchase price of $85.00 per Unit is subject to adjustment and is exercisable only upon the occurrence of certain events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     CERTAIN STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, HOPES, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACT
INCLUDED IN THIS FORM 10-Q REGARDING THE COMPANY'S FINANCIAL POSITION, BUSINESS STRATEGY AND OTHER PLANS AND OBJECTIVES FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-Q ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE SUCH FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS AND EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT OR THAT THE COMPANY WILL TAKE ANY ACTIONS THAT MAY PRESENTLY BE PLANNED AND NEITHER THE COMPANY NOR ANY OTHER PERSON WILL BE RESPONSIBLE FOR THE ACCURACY OR COMPLETENESS OF ANY SUCH FORWARD-LOOKING STATEMENTS. CERTAIN IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS ARE DISCLOSED IN THE "RISK FACTORS" SECTION OF THE COMPANY'S FORM 10-K ANNUAL REPORT, WHICH INCLUDE, WITHOUT LIMITATION, THE ADVERSE EFFECT FROM A DECLINE IN SECURITIES MARKETS OR IF THE COMPANY'S PRODUCTS' PERFORMANCE DECLINES, FAILURE TO RENEW INVESTMENT MANAGEMENT AGREEMENTS, COMPETITION, CHANGES IN GOVERNMENT REGULATION, AVAILABILITY AND TERMS OF CAPITAL AND YEAR 2000 UNCERTAINTIES. ALL SUBSEQUENT WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY SUCH FACTORS. UPDATED INFORMATION WILL BE PERIODICALLY PROVIDED BY THE COMPANY AS REQUIRED BY THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1999 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

     Total revenues for the first quarter of 1999 were $80.5 million, up $15.4 million or 24% from the same period in 1998.

     Investment management fees, which comprised 46% of the total revenue for the first quarter of 1999, were $37.3 million, an increase of $4.9 million or 15% from the comparable 1998 period. Average assets under management were $27.9 billion for the three months ended March 31, 1999, up 14% from last year's first quarter. Management fee revenue increased at a higher rate than the rate of growth in average assets primarily because equity assets, which bear a higher management fee than fixed income assets, as a percentage of total assets increased. Total assets under management at March 31, 1999, in the amount of $28.4 billion, were composed of $25.2 billion in mutual funds and $3.2 billion in institutional accounts. Mutual fund assets were up 9.9% from March 31, 1998 and 2.6% from December 31, 1998. For the three months ended March 31, 1999, market performance accounted for $597 million of the $631 million change in mutual fund assets with the remainder due to net cash inflows.

     The blended mutual funds' redemption rates were 10.2% for the first quarter of 1999 and 8.2% for the first quarter of 1998. The redemption rate for the first quarter of 1999 reflects the closing of a pension plan account that resulted in a $76 million mutual fund redemption. Excluding this, the redemption rate would have been 8.9%. Additional factors that the Company believes contributed to the increase in the redemption rate include significantly higher capital gain distributions in December 1998 resulting in the need by shareholders to fund 1999 tax payments and a shift in mutual fund product mix. Capital gain distributions in December 1998 were $2.3 billion or 26% more than in December 1997. Assets in the Waddell & Reed Funds (back-end load funds) for 1999 were equal to 4.8% of total mutual fund assets compared to 4.3% last year. Redemption rates on back-end load funds are generally higher than front-end load funds. It is estimated that almost 1% of the redemption rate is attributable to redemptions related to shareholders' income tax needs and the change in product mix.

     Underwriting and distribution revenues from product sales were $30.5 million for the first quarter of 1999, a 30.1% increase from the prior year's first quarter. The revenue growth was primarily due to higher investment product sales. Investment product sales increased to $530.2 million for the first quarter of 1999, a 31% increase over the same period last year. The rate of growth in revenues is less than that of sales because of changes in the product mix. Sales of the Waddell & Reed Funds, which do not have an initial sales charge, equaled 17.5% of investment product sales for 1999 as compared to 11.8% for the same period last year.

     Shareholder service fees include transfer agency fees, retirement plan custodian fees, and portfolio accounting fees. Transfer agency and retirement plan custodian fees typically increase in correlation to the number of client accounts, which increased by 138,500 from March 31, 1998 to March 31, 1999. Beginning in the fourth quarter of 1998, transfer agency fees also increased for the recovery of costs relating to the conversion to a third party data processing system. Approximately $1.3 million of the $1.9 million increase in shareholder service fees was related to the fee increase.

This increase in fee revenue was offset by a $1.3 million increase in third-party processing costs recorded in general and administrative expenses.

     Underwriting and distribution expenses consist of direct costs (notably, commissions paid to financial advisors, incentive payments, manager overrides, and sales program costs) and other costs such as advertising, training, field office expenses, and marketing support. Underwriting and distribution expenses were $29.8 million for the period, an increase of $9.5 million. The increase includes $6.2 million for direct costs related to sales volume, $2.0 million for investments in advertising, field offices and marketing support and approximately $1.3 million for sales force compensation enhancements introduced in the third quarter of 1998 to further facilitate asset retention and to improve sales force growth.

     Compensation and related expense for the first quarter of 1999 was $1.7 million higher than the first quarter of 1998, representing an increase of 23.1%. Most of the increase is related to normal salary and fringe benefit changes and the impact of staff additions made throughout 1998 to improve investment management, shareholder services and back office operations.

     General and administrative expense for the quarter ended 1999 was $4.1 million, a $2.3 million increase over last year's first quarter. As mentioned above, $1.3 million was attributable to increased costs of outsourcing transfer agency data processing, which was offset by increased shareholder service fee revenue. Various miscellaneous items, including costs associated with being a public company, accounted for the remaining increase.

SALES FORCE GROWTH AND PRODUCTIVITY

     Two key strategies for accelerating growth are increasing the number of financial advisors and improving sales productivity per advisor. On March 31, 1999, the number of financial advisors was 2,358, up 288 or 13.9% from 2,070 at March 31, 1998. Typically, a decrease in the number of advisors is experienced in the first quarter of the year, as licenses are not renewed for those failing to meet minimum production requirements. The decrease in the number of advisors from December 31, 1998 to March 31, 1999 was 12 compared with a decrease of 90 for last year's first quarter. Furthermore, productivity as measured by sales per advisor increased 15.9% from $194 thousand for last year's first quarter to $225 thousand for the quarter ended March 31, 1999.

INVESTMENTS TO ACCELERATE GROWTH

     Following the Company's initial public offering on March 4, 1998, management implemented strategies to accelerate growth. Investments made during 1998 and 1999 included investments in new sales offices, sales force compensation, advertising, training and additional investment management, shareholder service and back-office personnel. While these investments generally affect operating costs immediately, their benefits in the form of sales force growth, improved productivity, increased sales and assets under management are not fully realized until future periods.

     The ramping up of our investment costs to date have reduced margins in advance of increased benefits. Distribution margin was 2.4% for the first quarter of 1999 compared to 13.5% for the same period last year. Most of this decline was due to expenses incurred for advertising, training, sales force compensation enhancements and marketing support. Pretax operating margin was further affected by the costs of the 1998 staff additions for investment management, shareholder services and back-office operations. Pretax operating margin was 43.9% for the first quarter of 1999 compared to 53.0% for the first quarter of 1998.

     The Company is clearly beginning to benefit from the investments as reflected by the first quarter growth of investment product sales, increase in the number of advisors and improvement of sales force productivity. Most of the investments were made during the later half of 1998 and as a result, the rate of growth in expenses will moderate by the end of 1999. Consequently, the Company's operating and distribution margins should substantially strengthen during the second half of 1999 if revenues accelerate as expected.

STOCK REPURCHASE PROGRAM

     The Company continued acquiring shares of its common stock by repurchasing 1.8 million Class A and Class B common shares at an aggregate cost of $35.5 million during the quarter. These repurchases were funded by an additional $40 million borrowing against a credit facility. The outstanding balance on this facility at March 31, 1999 was $80 million.

     The total number of common shares outstanding at March 31, 1999 was 61.0 million.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and liquid marketable securities were $168.2 million at March 31, 1999, an increase of $34.9 million from December 31, 1998. Cash and cash equivalents at March 31, 1999 and December 31, 1998 include reserves of $18.6 million and $10.8 million, respectively, for the benefit of customers in compliance with securities regulations. The increase is primarily related to cash flow from operations.

     Cash flow provided by operations was $40.8 million and $39.6 million for the first three months of 1999 and 1998, respectively. Investing activities used $3.3 million of cash during the three months ended March 31, 1999, due primarily to $2.2 million in investments in marketable securities and $1.6 million invested in property and equipment. As mentioned, the Company repurchased $35.5 million of its common stock through the stock repurchase program during the first quarter of 1999, funded by the credit facility. The Company is considering selling its investment in real estate and its home office properties during the latter half of 1999 to an unrelated party. Proceeds from this sale are expected to approximately equal the book and tax basis in these properties ($35 million -$40 million). The Company also has plans to expand its existing home office facilities commencing in 1999 at an estimated cost of $12.0 million. The plan for the sale provides that the buyer would assume responsibility for completing the expansion. The proceeds from the sale of these properties would be available for share repurchases, debt repayment, or other corporate purposes. Subsequent to the sale of these properties, the Company would enter into a lease agreement to lease back sufficient space to accommodate its home office operations. Other than the expansion of the home office facilities, the Company has no material commitments for capital expenditures.

     Management believes its available cash, marketable securities, and expected cash flow from operations will be sufficient to fund dividends, obligations, and operations as well as advance sales commissions and meet any other reasonably foreseeable cash needs. The $300 million credit facility is also available for the Company's use. The outstanding balance on the facility at March 31, 1999 was $80.0 million.

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

     The Company believes that it has identified all significant data, computer hardware, software applications and related equipment, as well as office and facilities equipment such as telephone switches and security systems used in connection with its internal operations that must be modified, upgraded or replaced to minimize the possibility of a material disruption to its business. The Company is currently in the process of modifying, upgrading and replacing major systems that have been assessed as adversely affected, and expects to complete this process before the occurrence of any material disruption of its business. However, there can be no assurance in this regard.

     The Company's Year 2000 plan prioritizes the Year 2000 readiness of mission critical systems over non-mission critical systems. Because the Year 2000 project is an ongoing Company-wide endeavor, the state of the Company's progress changes daily. The information provided in this Form 10-Q about our Year 2000 progress is provided as of May 1, 1999.

     Internal and external resources are being used to make the required modifications and test Year 2000 compliance. The Company has completed compliance activities for all internal mission critical items and estimates that its compliance activities will be completed no later than the second quarter of 1999 for all non-mission critical items. Verification will continue through 1999 to ensure that no new date related problems are introduced into previously tested or newly developed systems. Newly purchased software and systems are required to be Year 2000 compliant and are subject to the same verification standards as existing systems. The Company estimates that the total costs of this effort will be $4.4 million for the five year period ending June 30, 2000. Total costs incurred to date are approximately $3.7 million.

     The Company is dependent on several mission critical systems, including those maintained by third-party service providers, to perform its core business activities. Mission critical investment management systems have been remediated and tested. The mutual fund transfer agency system is maintained by a third-party service provider and interfaces with other Company systems. As of December 31, 1998 this service provider has represented that their transfer agency systems have been updated for Year 2000 compliance. Integrated testing of these systems is in process and includes transaction processing in a Year 2000 environment. The Company plans to complete this testing no later than the end of the second quarter of 1999. Verification testing will continue through the end of the year to ensure that no new date related problems are introduced into previously tested systems.

     The following chart summarizes the Company's estimated timetable and current state of completion for its mission critical and non-mission critical systems.

            Mission Critical                                    % of Mission
                 Stages                 Target Date          Critical Complete
                 ------                 -----------          -----------------
Awareness                                 Complete                  100%
Inventory                                 Complete                  100%
Risk Assessment                           Complete                  100%
Compliance Assessment                     Complete                  100%
Remediation                               Complete                  100%
Validation*                               Complete                  100%
Contingency Planning                      6/30/99                    51%


               Non-Mission                                    % of Non-Mission
             Critical Stages            Target Date          Critical Complete
             ---------------            -----------          -----------------
Awareness                                 Complete                  100%
Inventory                                 Complete                  100%
Risk Assessment                           Complete                  100%
Compliance Assessment                     Complete                  100%
Remediation                               6/15/99                    88%
Validation*                               6/30/99                    86%
Contingency Planning                      8/31/99                    47%

---------
* Internal Testing

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

     In order to minimize the risk of the Company's products and services being affected by Year 2000 issues, the Company intends to suspend the implementation of new hardware and software between October 1, 1999 and December 31, 1999. This precautionary measure should allow the Company to preserve the compliant status of remediated systems and to further assess the stability of its internal systems environment prior to year end.

     The Company is developing contingency plans to minimize the impact of potential Year 2000 Problems on its mission critical and non-mission critical systems for which it is practical to develop contingency plans. The Company expects to complete its contingency plans by the end of the third quarter of 1999. However, in an operation as complex as providing investment advisory services, there are limited alternatives to certain mission critical systems and third-party providers, including electrical power and communications services. If these services or mission critical systems such as the mutual fund transfer agency system fail for an extended period of time, there would likely be a material adverse affect on the Company's business, results of operations and financial condition. Although the Company is investigating alternative solutions, it is unlikely that any adequate contingency plan can be developed for any prolonged failure of these mission critical services and systems. Additionally, the investment portfolios from which the Company derives the majority of its revenue could be subject to increased credit, market and liquidity risk arising from the impact of Year 2000 issues on individual securities. Additionally, governments and financial markets around the world could be affected by Year 2000 issues. To the extent that the market prices of securities are negatively affected by these or other Year 2000 issues, the Company's investment advisory revenues, results of operations and financial condition could be materially adversely affected.

     The discussion of the Company's efforts, and management's expectations, relating to Year 2000 compliance constitutes forward-looking statements. The Company's ability to achieve Year 2000 compliance and the level of incremental costs associated therewith, could be adversely affected by, among other things, the availability and cost of programming and testing resources, vendor ability to modify proprietary software and unanticipated problems identified in the ongoing compliance review.

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On or about May 12, 1999, in connection with the adoption of a stockholder rights plan, the Company filed a Certificate of Designation, Preferences and Rights ("Certificate of Designation") designating the rights, preferences and privileges of a new Series A Junior Participating Preferred Stock. The Certificate of Designation created a series of 750,000 shares of Series A Preferred Stock, $1.00 par value, out of the total class of 5,000,000 shares of Preferred Stock. Pursuant to the stockholder rights plan, the Company issued rights to its stockholders of record as of May 12, 1999, entitling each stockholder to the right to purchase one one-hundredth of a share (a "Unit") of Series A Junior Participating Preferred Stock for each share of Common Stock held by the shareholder. The purchase price of $85.00 per Unit is subject to adjustment and is exercisable only upon the occurrence of certain events.

ITEM 5.  OTHER INFORMATION

                           Forward-Looking Statements

     The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). The 1995 Act provides a "safe harbor" for forward-looking statements to encourage companies to provide information without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected. Although the Company does not anticipate that it will make forward-looking statements as a general policy, the Company will make forward-looking statements as required by law or regulation, and from time to time may make such statements with respect to management's estimation of the future operating results and business of the Company.

     The Company hereby incorporates into this report by reference to its Form 10-K for the year ended December 31, 1998, the cautionary statements found on pages 16-18 of such Form 10-K.

                              Stockholder Proposals

     Proposals of stockholders intended to be presented at the Company's 2000 annual meeting of stockholders must be received at the Company's principal executive offices no later than November 26, 1999 in order to be included in the Company's proxy statement and form of proxy relating to the 2000 annual meeting.

     Pursuant to Rule 14a-4(c) of the Securities Exchange Act of 1934, as amended, if a stockholder who intends to present a proposal at the 2000 annual meeting of stockholders does not notify the Company of such proposal on or prior to 45 days before the date on which the Company first mailed proxy materials for the 2000 annual meeting of stockholders, then management proxies would be allowed to use their discretionary voting authority to vote on the proposal when the proposal is raised at the annual meeting, even though there is no discussion of the proposal in the 2000 proxy statement. If a stockholder proposal is submitted outside the proposal process mandated by

Securities and Exchange Commission rules, it will be considered untimely if received after February 11, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits:

               10 Rights Agreement, dated April 28, 1999, by and between the Company and First Chicago Trust Company of New York, as Rights Agent, including the form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company as Exhibit A and the form of Rights Certificates as Exhibit B. Filed as
                      Exhibit 1 to the Company's Registration Statement on Form 8-A12B, Accession Number 0000950172-99-000526, filed with the Securities and Exchange Commission on May 6, 1999.

               27     Financial Data Schedule.

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the period subject to this Quarterly Report on Form 10-Q.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of May, 1999.


                                 WADDELL & REED FINANCIAL, INC.


                                  By: /s/ Keith A. Tucker
                                      -------------------
                                      Chairman of the Board and
                                      Chief Executive Officer
                                      (Principal Financial Officer)



                                  By: /s/ Michael D. Strohm
                                      ---------------------
                                      Senior Vice President
                                      (Principal Accounting Officer)