Form 10-Q
period 1999-06-30
WADDELL & REED FINANCIAL INC
filed 1999-08-13
CIK 1052100

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(MARK ONE)
   [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

   [    ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to ____________

                        Commission file number 001-13913

                         WADDELL & REED FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                      51-0261715
   (State or other jurisdiction                          (I.R.S. Employer
   of incorporation or organization)                    Identification No.)

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
Yes    X      No _____

         Shares outstanding of each of the registrant's classes of common stock as of June 30, 1999:

   Class                                      Outstanding as of June 30, 1999
   -----------------------------------------  -------------------------------
   Class A Common stock, $.01 par value        29,418,459
   Class B Common stock, $.01 par value        30,131,673

                         WADDELL & REED FINANCIAL, INC.

                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999

INDEX

                                                                       Page No.

Part I.       Financial Information

     Item 1.       Unaudited Financial Statements

                   Consolidated Balance Sheets at
                   June 30, 1999 and December 31, 1998                      3

                   Consolidated Statements of
                   Operations for the three months and six months
                   ended June 30, 1999 and June 30, 1998                    4

                   Consolidated Statements of Comprehensive
                   Income for the three months and six months
                   ended June 30, 1999 and June 30, 1998                    5

                   Consolidated Statements of Cash
                   Flows for the six months ended
                   June 30, 1999 and June 30, 1998                          6

                   Notes to Unaudited Consolidated Financial Statements     7

     Item 2.       Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      8

Part II.      Other Information

     Item 4.       Submission of Matters to a Vote of Security Holders     17

     Item 5.       Other Information                                       18

     Item 6.       Exhibits and Reports on Form 8-K                        18

Signatures                                                                 19

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                      WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES
                                Consolidated Balance Sheets
                                       (in thousands)

------------------------------------------------------------------------ ---------------------- ----------------------
                                                                               June 30,             December 31,
                                ASSETS                                           1999                   1998
                                                                              (Unaudited)
------------------------------------------------------------------------ ---------------------- ----------------------
Assets:
Cash and cash equivalents                                                    $   51,634                  30,180
Investment securities, available-for-sale                                        96,304                 103,153
Receivables:
     United funds and W&R funds                                                   7,861                   5,740
     Customers and other                                                         23,565                  28,865
Deferred income taxes                                                             1,253                   1,309
Prepaid expenses and other current assets                                         5,147                   3,222
------------------------------------------------------------------------ ---------------------- ----------------------
Total current assets                                                            185,764                 172,469

Property and equipment, net                                                      20,735                  17,685
Investment in real estate                                                        23,911                  24,718
Deferred sales commissions, net                                                  18,074                  15,710
Goodwill (net of accumulated amortization of $21,834 and $20,382)                94,476                  95,928
Other assets                                                                        791                     669
------------------------------------------------------------------------ ---------------------- ----------------------

Total assets                                                                  $ 343,751                 327,179
------------------------------------------------------------------------ ---------------------- ----------------------

                 LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------ ---------------------- ----------------------

Liabilities:
  Current liabilities:
     Accounts payable                                                        $   34,623                  28,304
     Accrued sales force compensation                                            10,149                  11,916
     Short term notes payable                                                    90,091                  40,076
     Income taxes payable                                                        16,440                  13,464
     Other current liabilities                                                   13,442                  16,034
------------------------------------------------------------------------ ---------------------- ----------------------
Total current liabilities                                                       164,745                 109,794

     Deferred income taxes                                                        1,409                     208
     Accrued pensions and post-retirement costs                                  11,361                  10,041
------------------------------------------------------------------------ ---------------------- ----------------------

Total liabilities                                                               177,515                 120,043
------------------------------------------------------------------------ ---------------------- ----------------------

Stockholders' equity:
     Common stock ($.01 par value; 150,000,000 Class A shares                       665                     665
              authorized, 32,142,174 issued and 29,418,459 outstanding
              and 100,000,000 Class B shares authorized, 34,325,000
              issued and 30,131,673 outstanding June 30, 1999;
              150,000,000 Class A shares authorized, 32,142,174
              issued and 30,906,445 outstanding; 100,000,000 Class B
              shares authorized, 34,325,000 shares issued and 31,911,956 outstanding December 31, 1998)
     Additional paid-in capital                                                 246,271                 246,271
     Retained earnings                                                           75,356                  47,325
     Deferred compensation                                                      (11,804)                (12,494)
     Treasury stock (2,723,715 Class A shares and 4,193,327 Class              (143,270)                (74,833)
              B shares at June 30, 1999; 1,235,729 Class A shares and
              2,413,044 Class B shares at December 31, 1998)
              Accumulated other comprehensive income/(loss)                        (982)                    202
------------------------------------------------------------------------ ---------------------- ----------------------

Total stockholders' equity                                                      166,236                 207,136
------------------------------------------------------------------------ ---------------------- ----------------------

Total liabilities and stockholders' equity                                    $ 343,751                 327,179
------------------------------------------------------------------------ ---------------------- ----------------------

See accompanying notes to unaudited consolidated financial statements.

                 WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                    Unaudited
             (in thousands, except for per share and dividend data)

----------------------------------------------------- -------------------------------- -------------------------------
                                                        For the three months ended        For the six months ended
                                                                 June 30,                         June 30,

                                                      -------------------------------- -------------------------------
                                                           1999             1998            1999            1998
----------------------------------------------------- ---------------- --------------- --------------- ---------------
Revenue:
     Investment management fees                         $  39,707           35,215       $  77,023          67,641
     Underwriting and distribution fees                    33,058           28,541          63,590          52,002
     Shareholder service fees                              10,392            8,257          20,094          16,030
     Investment and other revenue                           2,548            2,725           5,471           4,164
----------------------------------------------------- ---------------- --------------- --------------- ---------------

Total revenue                                              85,705           74,738         166,178         139,837

Expenses:
     Underwriting and distribution                         32,432           24,272          62,244          44,555
     Compensation and related costs                         9,606            9,144          18,743          16,564
     General and administrative                             4,494            1,867           8,545           3,650
     Depreciation                                             529              430           1,062             859
     Interest expense                                       1,143                -           2,006               -
     Amortization of goodwill                                 726              726           1,452           1,452
----------------------------------------------------- ---------------- --------------- --------------- ---------------

Total expenses                                             48,930           36,439          94,052          67,080
----------------------------------------------------- ---------------- --------------- --------------- ---------------

Income before affiliated items and provision for           36,775           38,299          72,126          72,757
     income taxes
Affiliated items:
     Interest income                                            -                -               -           1,950
     Interest expense                                           -                -               -          (8,604)
----------------------------------------------------- ---------------- --------------- --------------- ---------------

Income before provision for income taxes                   36,775           38,299          72,126          66,103

Provision for income taxes                                 13,986           14,489          27,354          25,546
----------------------------------------------------- ---------------- --------------- --------------- ---------------

Net income                                              $  22,789           23,810       $  44,772          40,557
----------------------------------------------------- ---------------- --------------- --------------- ---------------
Net income per share:
     Basic                                              $    0.38             0.36       $    0.73            0.61
     Diluted                                                 0.37             0.36            0.71            0.61

----------------------------------------------------- ---------------- --------------- --------------- ---------------

Weighted average shares outstanding:
     Basic                                                 60,399           66,467          61,182          66,467
     Diluted                                               62,211           66,582          62,710          66,626
----------------------------------------------------- ---------------- --------------- --------------- ---------------

Dividends declared per common share                       $ 0.1325          0.1325         $ 0.265           0.265


See accompanying notes to unaudited consolidated financial statements.

                 WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                            (Unaudited in thousands)

----------------------------------------------------- -------------------------------- -------------------------------
                                                        For the three months ended     For the six months ended
                                                                 June 30,                           June 30,
                                                                 --------                           --------
                                                           1999             1998            1999            1998
----------------------------------------------------- ---------------- --------------- --------------- ---------------

Net income                                             $   22,789           23,810      $   44,772          40,557
Other comprehensive income:
     Net unrealized appreciation (depreciation) of
     investments during the period, net of income
     taxes of $(366), $(210), $(913), and $(114)             (587)            (343)         (1,512)           (186)

     Reclassification adjustment for amounts
     included in net income, net of income taxes of
     $26, $0, $182, and $0                                     39                0             328               0
----------------------------------------------------- ---------------- --------------- --------------- ---------------

Comprehensive income                                   $   22,241           23,467      $   43,588          40,371
----------------------------------------------------- ---------------- --------------- --------------- ---------------

See accompanying notes to unaudited consolidated financial statements.

                 WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                            (Unaudited in thousands)

------------------------------------------------------------------------ ---------------------------------------------

                                                                              For the six months ended June 30,
                                                                              ---------------------------------
                                                                                 1999                   1998
------------------------------------------------------------------------ ---------------------- ----------------------
Cash flows from operating activities:
     Net income                                                                $  44,772                40,557
     Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation and amortization                                        2,514                 2,311
              Recognition of deferred compensation                                   679                   452
              Loss on sale of investments                                             65                     -
              Loss on sale and retirement of fixed assets                             17                    27
              Capital gains and dividends reinvested                                 (61)                  (48)
              Deferred income taxes                                                1,988                   (75)
              Changes in assets and liabilities:
                   Receivables from funds                                         (2,121)                 (305)
                   Other receivables                                               5,566               (12,267)
                   Due to/from affiliates - operating                                 -                  4,880
                   Other assets                                                   (4,411)               (1,159)
                   Accounts payable                                                6,319                 6,942
                   Other liabilities                                                 (47)                7,804
------------------------------------------------------------------------ ---------------------- ----------------------

Net cash provided by operating activities                                         55,280                49,119
------------------------------------------------------------------------ ---------------------- ----------------------

Cash flows from investing activities:
     Additions to investments                                                     (2,676)              (78,132)
     Sale of investments                                                           7,278                     -
     Proceeds from maturity of investments                                           328                 1,073
     Purchase of property and equipment                                           (4,130)               (1,652)
     Investment in real estate                                                       552                     -
     Other                                                                            -                    (24)
------------------------------------------------------------------------ ---------------------- ----------------------

Net cash provided/(used) by investing activities                                   1,352               (78,735)
------------------------------------------------------------------------ ---------------------- ----------------------

Cash flows from financing activities:
     Proceeds from IPO                                                                -                516,014
     Notes payable                                                                50,000                     -
     Cash dividends                                                              (16,411)               (8,808)
     Change in due to/from affiliates - nonoperating                                  -               (480,791)
     Purchase of treasury stock                                                  (69,119)                    -
     Exercise of stock options                                                       352                     -
------------------------------------------------------------------------ ---------------------- ----------------------

Net cash (used)/provided by financing activities                                 (35,178)               26,415
------------------------------------------------------------------------ ---------------------- ----------------------

Net increase/(decrease) in cash and cash equivalents                              21,454                (3,201)

Cash and cash equivalents at beginning of period                                  30,180                73,820
------------------------------------------------------------------------ ---------------------- ----------------------

Cash and cash equivalents at end of period                                    $   51,634                70,619
------------------------------------------------------------------------ ---------------------- ----------------------

See accompanying notes to unaudited consolidated financial statements

                         WADDELL & REED FINANCIAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES AND BASIS OF
     PRESENTATION:

     WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

     Waddell & Reed Financial, Inc. and subsidiaries ("Company") derive their revenues primarily from investment management, administration, distribution and related services provided to the United mutual funds ("United"), Waddell & Reed mutual funds ("W&R"), Target/United mutual funds ("Target") and institutional accounts in the United States. Until March 1998, the Company was wholly-owned by Torchmark Corporation ("Torchmark"). In March 1998, the Company completed the initial public offering ("Offering") of its Class A common stock, with the Company realizing net proceeds of approximately $516 million. Approximately $481 million of the proceeds were used to prepay notes payable to Torchmark. On November 6, 1998 Torchmark distributed its remaining ownership interest in the Company by means of a tax-free spin-off to the stockholders of Torchmark of all shares of common stock of the Company held by Torchmark.

     BASIS OF PRESENTATION

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the results of its operations and its cash flows for the periods ended June 30, 1999 and 1998 and its financial position at June 30, 1999. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998, from which the accompanying balance sheet as of December 31, 1998 was derived. The operating results and cash flows for the periods ended June 30, 1999 are not necessarily indicative of the results that will be achieved in future periods.

     LIQUIDITY AND CAPITAL

     On April 28, 1999, the Company declared a dividend payable on July 30, 1999 in the amount of $.1325 per share to shareholders of record as of July 9, 1999. The total dividend paid was $7.9 million.

     During the third quarter of 1998, the Company announced that it would commence a stock repurchase program whereby shares of the Company's common stock would be purchased on the open market from time to time under conditions deemed attractive by management. These shares will be held in treasury and used for issuance upon the exercise of outstanding stock options. For the three month period ended June 30, 1999, the Company purchased 1,504,583 Class A and Class B common shares at an average price of $24.32 per share.

     During the third quarter of 1998, the Company entered into a $200 million revolving credit facility, expandable to $300 million. The credit facility is a 364-Day revolving facility at an interest rate of LIBOR plus
 .35%. As of June 30, 1999, the outstanding balance on this facility was $90.0 million. The primary use of the borrowed funds was to repurchase stock under the stock repurchase program.

     EARNINGS PER SHARE

     Basic earnings per share for the 1999 and 1998 periods are based on the average number of shares outstanding for the periods ended June 30, 1999 and 1998, respectively. Diluted earnings per share for these periods also includes the dilutive impact of stock options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     CERTAIN STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, HOPES, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACT INCLUDED IN THIS FORM 10-Q REGARDING THE COMPANY'S FINANCIAL POSITION, BUSINESS STRATEGY AND OTHER PLANS AND OBJECTIVES FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-Q ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE SUCH FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS AND EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT OR THAT THE COMPANY WILL TAKE ANY ACTIONS THAT MAY PRESENTLY BE PLANNED AND NEITHER THE COMPANY NOR ANY OTHER PERSON WILL BE RESPONSIBLE FOR THE ACCURACY OR COMPLETENESS OF ANY SUCH FORWARD-LOOKING STATEMENTS. CERTAIN IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS ARE DISCLOSED IN THE "RISK FACTORS" SECTION OF THE COMPANY'S FORM 10-K ANNUAL REPORT, WHICH INCLUDE, WITHOUT LIMITATION, THE ADVERSE EFFECT FROM A DECLINE IN SECURITIES MARKETS OR A DECLINE IN THE COMPANY'S PRODUCTS' PERFORMANCE, FAILURE TO RENEW INVESTMENT MANAGEMENT AGREEMENTS, COMPETITION, CHANGES IN GOVERNMENT REGULATION, AVAILABILITY AND TERMS OF CAPITAL AND YEAR 2000 UNCERTAINTIES. ALL SUBSEQUENT WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY SUCH FACTORS. UPDATED INFORMATION WILL BE PERIODICALLY PROVIDED BY THE COMPANY AS REQUIRED BY THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

OVERVIEW

     The Company derives its revenues primarily from providing investment management, distribution, administrative and related services to the United, W&R and Target funds and institutional accounts. Investment management fees, the Company's most substantial source of revenue, are based on the amount of assets under management and are affected by sales levels, financial market conditions, redemptions and the composition of assets. Underwriting and distribution revenues consist of sales charges and commissions derived from the sale of investment and variable insurance products and distribution fees earned from the W&R Funds for distributing their shares. The products sold have various sales charge structures and the revenues received from the sale of products vary based on the type and amount sold. Rule 12b-1 distribution fees earned for distributing shares of the W&R Funds are based upon a percentage of assets and fluctuate based on sales, redemptions, and financial market conditions. Service fees include transfer agency fees, custodian fees for retirement plan accounts and portfolio accounting fees.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1999 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         Second quarter net income was $22.8 million, or $.37 per share on a diluted basis, compared with net income of $23.8 million, or $.36 per share, for the prior year's second quarter. For the three months ended June 30, 1999, net income per share increased 2.4% when compared to net income per share for the same period of 1998.

         Revenues excluding interest for the second quarter of 1999 were $83.2 million, an $11.1 million or 15.5% increase over last year's second quarter. Investment and other income for the second quarter decreased $.2 million to $2.5 million from the second quarter of 1998. Total revenues for the second quarter of 1999 increased $10.9 million or 14.7% from last year's second quarter.

         Mutual fund assets were up 11.6% from June 30, 1998 and 4.9% from the previous quarter. Mutual fund sales exceeded redemptions by $78.7 million for the second quarter of 1999 compared with net redemptions of $103.7 million for the second quarter of 1998. The 1998 period includes a redemption of $35 million from the W&R and Target Funds by Torchmark Corporation, which were redeposited into institutional accounts. Excluding the 1998 Torchmark redemption, the blended mutual funds' redemption rates were 8.9% and 9.1% for the second quarters ended 1999 and 1998, respectively.

     Management fee revenue was $39.7 million for the three months ended June 30, 1999, an increase of 12.8% over the 1998 second quarter. Management fee revenue increased at a higher rate than the rate of average asset growth due to a change in asset composition. W&R Funds (back-end load) and Target Funds (variable insurance products) grew at a faster rate than the United Funds (front-end load). The W&R Funds and the Target Funds generally have a higher management fee rate than the United Funds. Total assets under management were $29.6 billion at June 30, 1999, composed of $26.4 billion in mutual funds and $3.2 billion in institutional accounts. At June 30, 1998, total assets under management were $26.7 billion composed of $23.7 billion in mutual funds and $3.0 billion in institutional accounts.

     Underwriting and distribution revenues from product sales were $33.1 million for the second quarter of 1999, a 15.8% increase from the prior year's second quarter. An increase in investment product sales, especially variable insurance product sales, drove the growth in distribution revenues. Variable insurance product sales generate higher commissions which resulted in revenue growth exceeding sales growth in the second quarter. The W&R Funds do not have an initial sales charge and therefore generate no commission revenue at point of sale. Distribution revenues from the W&R Funds come primarily from 12b-1 fees based on net asset value and also contributed to growth in underwriting and distribution revenues.

     Shareholder service fees include transfer agency fees, retirement plan custodian fees, and portfolio accounting fees. These fees for the second quarter of 1999 increased $2.1 million or 25.9% from the second quarter of last year. Transfer agency and retirement plan custodian fees typically increase in proportion to the number of client accounts, which increased by 166,200 or 11.4% from June 30, 1998 to June 30, 1999. A transfer agency fee increase coinciding with the conversion to a third party data processing system became effective during the fourth quarter of 1998. This fee increase generates approximately $1.3 million per quarter and is offset by higher third party processing costs recorded in general and administrative expenses.

     Underwriting and distribution expenses consist of direct costs (notably, commissions paid to financial advisors, incentive payments, manager overrides and sales program costs) and other costs such as advertising, training, field office expenses and marketing support. Underwriting and distribution expenses were $32.4 million for the second quarter of 1999, an increase of $8.2 million over last year's second quarter. More than 40% of the increase was attributable to increased volume. In addition, the increase includes $2.1 million for advertising, $1.0 million for training, marketing support and field offices, and approximately $1.7 million for sales force compensation enhancements introduced in the third quarter of 1998 to facilitate asset retention and to improve sales force growth.

     Compensation and related expense for the second quarter of 1999 was $.5 million or 5.1% higher than last year's second quarter. The second quarter of 1998 included an additional $1.3 million for bonus accruals, reflecting favorable investment management performance during the first six months of last year. Excluding the impact of this additional bonus accrual, the increase in compensation expense was 22%, related primarily to staff additions to improve investment management, shareholder services and back office operations.

     General and administrative expense for the second quarter ended 1999 was $4.5 million, increasing $2.6 million from the prior year's second quarter. As previously mentioned, approximately $1.3 million was attributable to increased costs of outsourcing transfer agency data processing. These increased costs were offset by increased shareholder service fee revenue. Various miscellaneous items, including costs associated with being a public company and general costs relating to growth in back-office support, accounted for the remaining increase.

     Interest expense for the second quarter of 1999 was $1.1 million relating to interest expense incurred on the outstanding balance on the credit facility entered into in the third quarter of 1998.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1999 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

          For the six months ended June 30, 1999, net income was $44.8 million, or $.71 per diluted share, compared with an adjusted $44.9 million, or $.67 per share, for the prior year's six month period. The prior year's adjusted net income excludes the net interest expense related to notes with Torchmark Corporation, which existed prior to the initial public offering and were prepaid at the time of the offering. For the six months ended June 30, 1999, net income per share increased 5.8%, when compared to adjusted net income per share for the same period of 1998.

         Revenues excluding interest for the six months ended June 30, 1999 increased by $25.0 million or 18.5% to $160.7 million and investment income increased by $1.3 million to $5.4 million from the same period last year. Total revenues increased $26.3 million or 18.8% to $166.2 million for the six months ended June 30, 1999.

         Mutual fund assets were up 11.6% from June 30, 1998. For the six month period ended June 30, 1999, mutual fund net sales were $23.3 million compared with net redemptions of $115.0 million for the same period last year. During the first quarter of 1999, the closing of a pension plan account resulted in a $76 million mutual fund redemption. The 1998 period includes a second quarter redemption of $35 million from the W&R and Target Funds by Torchmark Corporation which were redeposited into institutional accounts. Excluding the 1999 pension account closing and the 1998 Torchmark redemption, the blended mutual funds' redemption rates were 8.9% and 8.6% for the six months ended 1999 and 1998, respectively.

     For the six months ended 1999, management fee revenue was $77.0 million, an increase of 13.9%. Management fee revenue increased at a higher rate than the rate of average asset growth due to a change in asset composition. W&R Funds (back-end load) and Target Funds (variable insurance products) grew at a faster rate than the United Funds (front-end load). The W&R Funds and the Target Funds generally have a higher management fee rate than the United Funds. Total assets under management were $29.6 billion at June 30, 1999, composed of $26.4 billion in mutual funds and $3.2 billion in institutional accounts. At June 30, 1998, total assets under management were $26.7 billion composed of $23.7 billion in mutual funds and $3.0 billion in institutional accounts.

     For the six months ended 1999, underwriting and distribution revenues were $63.6 million, an increase of 22.3% from the same period of 1998. An increase in investment product sales, especially variable insurance product sales, drove the growth in distribution revenues. Variable insurance product sales generate higher commissions which resulted in revenue growth exceeding sales growth in the second quarter. The W&R Funds do not have an initial sales charge and therefore generate no commission revenue at point of sale. Distribution revenues from the W&R Funds come primarily from 12b-1 fees based on net asset value and also contributed to growth in underwriting and distribution revenues.

     Shareholder service fees include transfer agency fees, retirement plan custodian fees, and portfolio accounting fees. Transfer agency and retirement plan custodian fees typically increase in proportion to the number of client accounts, which increased by 166,200 or 11.4% from June 30, 1998 to June 30, 1999. A transfer agency fee increase coinciding with the conversion to a third party data processing system became effective during the fourth quarter of 1998. This fee increase generates approximately $1.3 million per quarter and is offset by higher third party processing costs recorded in general and administrative expenses.

     Underwriting and distribution expenses consist of direct costs (notably, commissions paid to financial advisors, incentive payments, manager overrides and sales program costs) and other costs such as advertising, training, field office expenses and marketing support. For this six-month period of 1999, underwriting and distribution expenses were $17.7 million higher than those of the same period a year ago. More than 48% of the increase was attributable to increased volume. In addition, the increase includes $5.0 million from investments in advertising, marketing support, training and field offices and approximately $3.4 million for sales force compensation enhancements.

     Compensation and related expense for the first six months of 1999 was $2.2 million or 13.2% higher than last year's six month period. The 1998 period included an additional $1.3 million for bonus accruals, reflecting favorable investment management performance during the first six months of last year. Excluding the impact of this additional bonus accrual, the increase in compensation expense was 23%, related primarily to staff additions to improve investment management, shareholder services and back office operations.

     General and administrative expense for the 1999 period was $8.5 million, increasing $4.9 million from the prior year's period. As previously mentioned, approximately $1.3 million per quarter, or $2.6 million was attributable to increased costs of outsourcing transfer agency data processing. These increased costs were offset by increased shareholder service fee revenue. Various miscellaneous items, including costs associated with being a public company and general costs relating to growth in back office support, accounted for the remaining increase.

     Interest expense for the 1999 period was $2.0 million relating to interest expense incurred on the outstanding balance on the credit facility. Net interest expense for the first half of 1998 was $6.7 million. However, this amount represented interest expense incurred relating to notes with Torchmark that were prepaid at the time of the initial public offering.

SALES FORCE GROWTH AND SALES FORCE PRODUCTIVITY

     Two key strategies for accelerating growth are increasing the number of financial advisors and improving sales productivity per advisor. On June 30, 1999, the number of financial advisors stood at 2,400, up 268 or 12.6% from 2,132 at June 30, 1998. Productivity as measured by sales per advisor was $240 thousand for the second quarter of 1999 up from $225 thousand for the first quarter of 1999 but down from $244 thousand for the second quarter of 1998. The average number of advisors increased 13.7% from the second quarter of 1998, while total investment product sales increased by 11.5% causing the decline in the productivity measurement. Sales in the second quarter of 1998 were particularly strong (up 40% over second quarter of 1997). On a six month comparison, sales per advisor increased from $437 thousand for the six months ended 1998 to $464 thousand for the same period of 1999.

INVESTMENTS TO ACCELERATE GROWTH

     As discussed in last quarter's Form 10-Q, management implemented strategies to accelerate growth during 1998 and 1999, including investments in new sales offices, sales force compensation, advertising and training as well as additional investment management, shareholder service and back-office personnel. While these investments generally impact operating costs immediately, their benefits in the form of sales force growth, improved productivity, increased sales and assets under management are not fully realized until future periods.

     It is anticipated that the Company's operating and distribution margins will strengthen as revenues accelerate and the rate of growth in expenses moderates. Revenues will be directly enhanced by recent increases in both investment management fees and investment product sales commissions as discussed below.

APPROVAL OF CHANGE IN MANAGEMENT FEE RATE STRUCTURE

     The Company's proposal to restructure the management fee arrangements of the Funds was approved by the Funds' shareholders on June 22, 1999. This restructuring replaced the "group" fee structure and "specific fund" add-on fee with a specific fee schedule for each Fund. These schedules more closely conform with others in the mutual fund industry and will have a favorable impact on the Company's overall management fee rate of approximately .07% of mutual fund assets under management.

ENHANCED COMMISSION ARRANGEMENT FOR VARIABLE PRODUCT SALES

     The Company recently entered into an agreement with United Investors Life Insurance Company whereby, commencing January 1, 2000, the Company will receive additional commissions from United Investors for selling variable products for which it is the underwriter. It is estimated that this arrangement will provide additional underwriting and distribution revenues of approximately $6.0 million in 2000.

ACQUISITION OF  INVESTMENT MANAGEMENT FIRM

     On June 29, 1999, the Company announced that it had agreed to acquire Austin, Calvert & Flavin, Inc. ("ACF"), a privately held investment management firm based in San Antonio, Texas. ACF manages investments of approximately $1.5 billion for trusts, high net worth families and individuals and pension plans of corporations, hospitals, schools, labor unions, endowments and foundations. The transaction was completed on August 9, 1999 and was financed by invested cash and amounts borrowed against the credit facility. It is expected that the transaction will be slightly accretive to earnings per share.

STOCK REPURCHASE PROGRAM

     The Company continued acquiring shares of its common stock by purchasing
1.2 million Class A shares and .3 million Class B shares at an aggregate cost of $36.7 million during the quarter. These repurchases were funded by cash from operations and an additional $10 million borrowing against the credit facility. The outstanding balance on this facility was $90 million at June 30, 1999.

     The total number of shares outstanding at June 30, 1999 was 59.5 million, comprised of 29.4 million Class A shares and 30.1 million Class B shares.

     From July 1, 1999 through July 15, 1999, the Company repurchased an additional .1 million Class A shares and .8 million Class B shares at an aggregate cost of $24.4 million, $10 million of which was funded by the credit facility. The outstanding balance on this facility was $100 million at July 15, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and liquid marketable securities were $147.9 million at June 30, 1999, an increase of $14.6 million from December 31, 1998. Cash and cash equivalents at June 30, 1999 and December 31, 1998 include reserves of $17.6 million and $10.8 million, respectively, for the benefit of customers in compliance with securities regulations. The increase is primarily related to cash flow from operations.

     Cash flow provided by operations was $55.3 million and $49.1 million for the first six months of 1999 and 1998, respectively. Investing activities provided $1.4 million of cash during the six months ended June 30, 1999, due primarily to net proceeds from investment securities sales of $4.9 million, partially offset by net investments made in property and equipment of $3.5 million. The Company repurchased $69.1 million of its common stock through the stock repurchase program during the first half of 1999, funded primarily by the credit facility.

     The Company is considering selling its investment in real estate and its home office properties during the fourth quarter of 1999 to an unrelated party. Proceeds from this sale are expected to approximately equal the book and tax basis in these properties ($31 million - $34 million for the existing buildings and all of the land). The Company also has plans to expand its existing home office facilities commencing in 1999 at an estimated cost of $14.6 million. The proceeds from the sale of all of these properties, including the expansion, would be available for share repurchases, debt repayment or other corporate purposes. The Company will enter into a lease agreement to lease back sufficient space to accommodate its home office operations simultaneously with the sale of these properties. Other than the expansion of the home office facilities, the Company has no material commitments for capital expenditures.

     Management believes its available cash, marketable securities and expected cash flow from operations will be sufficient to fund dividends, obligations and operations as well as advance sales commissions and meet any other reasonably foreseeable cash needs. The $200-million credit facility, which is expandable to $300 million, is also available for the Company's use. The outstanding balance on the facility at June 30, 1999 was $90.0 million.

INFORMATION SYSTEMS AND YEAR 2000 READINESS

     Some computers, software, and other equipment include computer code in which the calendar year data is abbreviated to only two digits. As a result, some of these systems will not operate correctly after 1999 because they may interpret "00" to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the "Year 2000 Problem". The information provided in this Form 10-Q about our Year 2000 progress is provided as of August 1, 1999.

     The Company believes that it has identified all significant data, computer hardware, software applications and related equipment, as well as office and facilities equipment such as telephone switches and security systems used in connection with its internal operations, that must be modified, upgraded or replaced to minimize the possibility of a material disruption to its business. The Company has completed the process of modifying, upgrading and replacing systems that have been assessed as adversely affected, to prevent the occurrence of any material disruption of its business. However, there can be no assurances in this regard.

     Internal and external resources were used to make the required modifications and test Year 2000 compliance. The Company has completed compliance activities on all of its systems. Additional verification will continue through 1999 to ensure that no new date related problems are introduced into previously tested or newly developed systems. Newly purchased software and systems are required to be Year 2000 compliant and are subject to the same verification standards as existing systems. The Company estimates that the total costs of this effort will be $4.4 million for the five year period ending June 30, 2000. Total costs incurred to date are approximately $3.9 million.

     The Company is dependent on several mission critical systems, including those maintained by third-party service providers, to perform its core business activities. Mission critical investment management systems have been remediated and tested. The mutual fund transfer agency system is maintained by a third-party service provider and interfaces with other Company systems. As of December 31, 1998 this service provider has represented that their transfer agency systems have been updated for Year 2000 compliance. Integrated testing of these systems was completed and included transaction processing in a Year 2000 environment. Additional verification testing will continue through the end of the year to ensure that no new date related problems are introduced into previously tested systems.

     The following chart summarizes the Company's current state of completion for the systems it uses.

               Stages                       % Complete
               ------                       ----------
Awareness                                      100%
Inventory                                      100%
Risk Assessment                                100%
Compliance Assessment                          100%
Remediation                                    100%
Validation                                     100%
Contingency Planning                           100%

     The Year 2000 Problem also affects some of the Company's vendors and suppliers of data, computers, software and other equipment. The Company has contacted all significant vendors and suppliers to inquire about their Year 2000 readiness. However, the Company has limited or no control over the actions of these vendors and suppliers. Accordingly, the Company cannot guarantee that these vendors and suppliers will resolve any or all Year 2000 Problems. If the Company's vendors and suppliers fail to resolve Year 2000 Problems, the Company's business could be materially disrupted.

     The Company believes it has identified and resolved all Year 2000 Problems that could materially and adversely affect its business operations. However, due to the number of interactions with internal and external systems, equipment and data, management believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting the Company or its clients have been identified or corrected. In addition, no one can accurately predict how many Year 2000 Problem-related failures will occur or the severity, duration or financial consequences of these potential failures. As a result, management expects that the Company could suffer a small number of operational inconveniences and inefficiencies affecting the Company and its clients that will divert some of management's time and attention and financial and human resources from its ordinary business activities.

     In order to minimize the risk of the Company's products and services being affected by Year 2000 issues, the Company intends to suspend the implementation or modification of hardware and software between October 1, 1999 and December 31, 1999, unless such implementation or modification is critical to its business operations or relates to Year 2000 maintenance concerns. This precautionary measure should allow the Company to preserve the compliant status of remediated systems and to further assess the stability of its internal systems environment prior to year end.

     The Company has developed contingency plans to minimize the impact of potential Year 2000 Problems on its mission critical and non-mission critical systems for which it is practical to develop contingency plans. The Company will refine and test its contingency plans throughout the remainder of 1999. However, in an operation as complex as providing investment advisory services, there are limited alternatives to certain mission critical systems and third-party providers, including electrical power and communications services. If these services or mission critical systems such as the mutual fund transfer agency system fail for an extended period of time, there would likely be a material adverse affect on the Company's business, results of operations and financial condition. Although the Company is investigating alternative solutions, it is unlikely that any adequate contingency plan can be developed for any prolonged failure of these mission critical services and systems. Additionally, the investment portfolios from which the Company derives the majority of its revenue could be subject to increased credit, market and liquidity risk arising from the impact of Year 2000 issues on individual securities. Additionally, governments and financial markets around the world could be affected by Year 2000 issues. To the extent that the market prices of securities are negatively affected by these or other Year 2000 issues, the Company's investment advisory revenues, results of operations and financial condition could be materially adversely affected.

     The discussion of the Company's efforts, and management's expectations, relating to Year 2000 compliance constitutes forward-looking statements. The Company's ability to achieve Year 2000 compliance and the level of incremental costs associated therewith, could be adversely affected by, among other things, vendor ability to modify proprietary software and unanticipated problems identified in the ongoing compliance review.

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a)  Annual Meeting of Stockholders held April 28, 1999

          (b) Directors re-elected to additional three year terms at the Annual Meeting:

               Louis T. Hagopian, George J. Records, Sr., R.K. Richey and Keith A. Tucker

               Other Directors whose terms of office continued after the Annual Meeting:

               David L. Boren, Joseph M. Farley, Robert L. Hechler, Harold
               T. McCormick, Henry J. Herrmann, Joseph L. Lanier, Jr., William L. Rogers, and James M. Raines

          (c)  ELECTION OF DIRECTORS

                                              For              Withheld
                                          -----------          --------
               Louis T. Hagopian          146,806,388          521,058
               George J. Records, Sr.     146,964,446          363,000
               R.K. Richey                146,622,139          705,307
               Keith A. Tucker            146,976,923          350,523

               APPROVAL OF 1999 MANAGEMENT INCENTIVE PLAN - A new plan to reward and motivate management for profit improvement by setting goals related to profitability. The plan was submitted to the stockholders for approval to comply with
               Section 162(m) of the Internal Revenue Code relating to deductibility of compensation.

                     For              Against               Abstain
                     ---              -------               -------
                143,159,190          3,744,442              423,814

               No broker non-votes on this proposal.

               Ratify Appointment of KPMG LLP as independent auditors for 1999

                     For              Against               Abstain
                     ---              -------               -------
                146,641,407           536,797               149,242

               No broker non-votes on this proposal.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

                4 Rights Agreement, dated as of April 28, 1999, by and between Waddell & Reed Financial, Inc. and First Chicago Trust Company of New York, which includes the Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company, as filed on May 13, 1999 with the Secretary of State of Delaware, as Exhibit A and the form of Rights Certificate as Exhibit B.

               27  Financial Data Schedule.

          (b)  Reports on Form 8-K.

               A Form 8-K dated May 5, 1999 was filed to report the adoption of a Stockholder Rights Plan on April 28, 1999 by the Board of Directors and to announce the distribution of related Rights to stockholders of record on May 12, 1999. No financial statements were required to be filed.

               A Form 8-K dated June 29, 1999 was filed to announce the proposed acquisition of Austin, Calvert and Flavin, Inc., a San Antonio based private investment advisory firm. No financial statements were required to be filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of August, 1999.


                        WADDELL & REED FINANCIAL, INC.



                        By:  /s/ John E. Sundeen, Jr.
                             ------------------------------------------
                             John E. Sundeen, Jr., Senior Vice President
                             Chief Financial Officer and Treasurer
                             (Principal Financial Officer)




                        By:  /s/ D. Tyler Towery
                             ------------------------------------------
                             D. Tyler Towery, Vice President
                             (Principal Accounting Officer)