Form 10-Q
period 1999-09-30
WADDELL & REED FINANCIAL INC
filed 1999-11-15
CIK 1052100

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
  (MARK ONE)
    [ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.

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

         Shares outstanding of each of the registrant's classes of common stock as of September 30, 1999:

Class                                      Outstanding as of September 30, 1999
---------------------------------------    ------------------------------------
Class A Common stock, $.01 par value           29,613,495
Class B Common stock, $.01 par value           28,271,847

                         WADDELL & REED FINANCIAL, INC.

                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999

INDEX

                                                                  Page No.
                                                                  --------

Part I.    Financial Information

  Item 1.       Unaudited Financial Statements

                Consolidated Balance Sheets at
                September 30, 1999 and December 31, 1998                 3

                Consolidated Statements of
                Operations for the three months and nine months
                ended September 30, 1999 and September 30, 1998          4

                Consolidated Statements of Comprehensive
                Income for the three months and nine months
                ended September 30, 1999 and September 30, 1998          5

                Consolidated Statements of Changes in Shareholder's
                Equity for the nine months ended September 30, 1999      6

                Consolidated Statements of Cash
                Flows for the nine months ended
                September 30, 1999 and September 30, 1998                7

                Notes to Unaudited Consolidated Financial Statements     8

  Item 2.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      9

Part II.   Other Information

  Item 5.       Other Information                                       17

  Item 6.       Exhibits and Reports on Form 8-K                        17

Signatures                                                              18

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                 WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (in thousands)

======================================================================================================================
                                                                             September 30,          December 31,
                                ASSETS                                           1999                   1998
                                                                              (Unaudited)
----------------------------------------------------------------------------------------------------------------------
Assets:
Cash and cash equivalents                                                       $57,864                 $30,180
Investment securities, available-for-sale                                        87,940                 103,153
Receivables:
     United funds and W&R funds                                                   8,118                   5,740
     Customers and other                                                         23,786                  28,865
Deferred income taxes                                                             1,140                   1,309
Prepaid expenses and other current assets                                         5,033                   3,222
----------------------------------------------------------------------------------------------------------------------
Total current assets                                                            183,881                 172,469

Property and equipment, net                                                      22,772                  17,685
Investment in real estate                                                        23,793                  24,718
Deferred sales commissions, net                                                  19,545                  15,710
Goodwill (net of accumulated amortization of $22,676 and $20,382)               113,515                  95,928
Other assets                                                                        813                     669
----------------------------------------------------------------------------------------------------------------------

Total assets                                                                   $364,319                $327,179
======================================================================================================================

                 LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------

Liabilities:
  Current liabilities:

     Accounts payable                                                           $32,715                 $28,304
     Accrued sales force compensation                                            12,524                  11,916
     Short term notes payable                                                   155,254                  40,076
     Income taxes payable                                                         9,442                  13,464
     Other current liabilities                                                   15,288                  16,034
----------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                       225,223                 109,794


     Deferred income taxes                                                        1,254                     208
     Accrued pensions and post-retirement costs                                  11,595                  10,041
----------------------------------------------------------------------------------------------------------------------

Total liabilities                                                               238,072                 120,043
----------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
     Common stock ($.01 par value; 150,000,000 Class A shares                       665                     665
              authorized, 32,142,174 issued and 29,613,495 outstanding
              and 100,000,000 Class B shares authorized, 34,325,000
              issued and 28,271,847 outstanding September 30, 1999;
              150,000,000 Class A shares authorized, 32,142,174 issued
              and 30,906,445 outstanding and  100,000,000 Class B
              shares authorized, 34,325,000 issued and 31,911,956
              outstanding December 31, 1998)
     Additional paid-in capital                                                 238,962                 246,271
     Retained earnings                                                           92,474                  47,325
     Deferred compensation                                                      (11,464)                (12,494)
     Treasury stock (2,528,679 Class A shares and 6,053,153 Class B shares
     September 30, 1999; 1,235,729 Class A shares and 2,413,044 Class B
     shares December 31, 1998)                                                 (193,038)                (74,833)
     Accumulated other comprehensive income                                      (1,352)                    202
----------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                      126,247                 207,136
----------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                     $364,319                $327,179
======================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

                 WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                    Unaudited
             (in thousands, except for per share data)

======================================================================================================================
                                                        For the three months ended       For the nine months ended
                                                               September 30,                   September 30,

                                                      ----------------------------------------------------------------
                                                           1999             1998            1999            1998
----------------------------------------------------------------------------------------------------------------------
Revenue:
     Investment management fees                         $  47,091         $ 34,982       $ 124,114       $ 102,623
     Underwriting and distribution fees                    30,466           27,887          94,056          79,889
     Shareholder service fees                              10,622            8,306          30,716          24,336
     Investment and other revenue                           2,090            2,268           7,561           6,432
----------------------------------------------------------------------------------------------------------------------
Total revenue                                              90,269           73,443         256,447         213,280

Expenses:
     Underwriting and distribution                         30,703           26,215          92,947          70,770
     Compensation and related costs                        10,991            8,256          29,734          24,820
     General and administrative                             5,275            2,032          13,820           5,682
     Depreciation                                             551              492           1,613           1,351
     Interest expense                                       1,904              400           3,910             400
     Amortization of goodwill                                 845              725           2,297           2,177
----------------------------------------------------------------------------------------------------------------------
Total expenses                                             50,269           38,120         144,321         105,200
----------------------------------------------------------------------------------------------------------------------
Income before affiliated items and provision for           40,000           35,323         112,126         108,080
     income taxes
Affiliated items:
     Interest income                                            -                -               -           1,950
     Interest expense                                           -                -               -          (8,604)
----------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                   40,000           35,323         112,126         101,426

Provision for income taxes                                 15,320           13,356          42,674          38,902
----------------------------------------------------------------------------------------------------------------------
Net income                                              $  24,680         $ 21,967       $  69,452        $ 62,524
======================================================================================================================
Net income per share:
     Basic                                                $  0.42           $ 0.33         $  1.15          $ 0.94
     Diluted                                              $  0.41           $ 0.33         $  1.12          $ 0.94
======================================================================================================================
Weighted average shares outstanding:
     Basic                                                 58,573           66,399          60,302          66,437
     Diluted                                               59,983           66,416          61,786          66,534
======================================================================================================================

Dividends declared per common share                      $ 0.1325         $ 0.1325        $ 0.3975        $ 0.3975


See accompanying notes to unaudited consolidated financial statements.

                 WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                            (Unaudited in thousands)

======================================================================================================================
                                                        For the three months ended       For the nine months ended
                                                               September 30,                   September 30,
                                                        ---------------------------      -------------------------
                                                           1999             1998            1999            1998
----------------------------------------------------------------------------------------------------------------------
Net Income                                                 $ 24,680         $ 21,967        $ 69,452        $ 62,524
Other comprehensive income:
     Net unrealized appreciation (depreciation) of
     investments during the period, net of income
     taxes of $(225), $(218), $(826), and $(331)               (361)            (358)         (1,295)           (543)

     Reclassification adjustment for amounts
     included in net income, net of income taxes of
     $(4), $62, $(134), and $62                                  (9)             103            (259)            103
----------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                       $ 24,310         $ 21,712        $ 67,898        $ 62,084
======================================================================================================================


See accompanying notes to unaudited consolidated financial statements.

                 WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES
                  Statement of Changes in Shareholders' Equity
                      Nine Months Ended September 30, 1999
                            (unaudited in thousands)


===================================================================================================================================

                                                      Additional              Deferred    Treasury   Unrealized        Total
                                      Common stock     paid-in    Retained  Compensation   Stock   gain (loss) on   stockholders'
                                     Shares   Amount   capital    earnings                          investment    equity (deficit)
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998         66,467  $   665    246,271     47,325      (12,494)    (74,833)       202           207,136

Net income                                0        0          0     69,452            0           0          0            69,452
Recognition of deferred compensation      0        0          0          0        1,030           0          0             1,030
Dividends paid                            0        0          0    (24,303)           0           0          0           (24,303)
Exercise of stock options, net            0        0    (15,588)         0            0       7,755          0            (7,833)
Tax benefit from exercise of options      0        0      8,279          0            0           0          0             8,279
Treasury stock purchases                  0        0          0          0            0    (125,960)         0          (125,960)
Unrealized loss on investment
  securities                              0        0          0          0            0           0     (1,554)           (1,554)
----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999        66,467  $   665    238,962     92,474      (11,464)   (193,038)    (1,352)          126,247

===================================================================================================================================

See accompanying notes to consolidated financial statements.

                 WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                            (Unaudited in thousands)

======================================================================================================================

                                                                           For the Nine Months Ended September 30,
                                                                           ---------------------------------------
                                                                                 1999                   1998
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                                $  69,452              $ 62,524
     Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation and amortization                                        3,910                 3,528
              Recognition of deferred compensation                                 1,030                   792
              Loss on sale of investments                                             52                     0
              Loss on sale and retirement of fixed assets                             32                    30
              Capital gains and dividends reinvested                                 (94)                  (77)
              Deferred income taxes                                                2,176                 1,158
              Changes in assets and liabilities:
                   Receivables from funds                                         (2,378)                 (412)
                   Other receivables                                               6,917               (10,618)
                   Due to/from affiliates - operating                                  0                 5,232
                   Other assets                                                   (5,751)               (1,616)
                   Accounts payable                                                4,170                (2,162)
                   Other liabilities                                               3,995                 7,578
----------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                         83,511                65,957
----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Additions to investments                                                     (2,776)             (110,628)
     Sale of investments                                                          14,660                     0
     Proceeds from maturity of investments                                           856                 1,588
     Purchase of property and equipment                                           (6,612)               (7,983)
     Investment in real estate                                                       551                     0
     Investment in Austin, Calvert and Flavin, net of cash                       (19,410)                    0
     Other                                                                             0                   (26)
----------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                            (12,731)             (117,049)
----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Proceeds from IPO                                                                 0               516,014
     Notes payable                                                               115,000                     0
     Cash dividends                                                              (24,303)              (17,615)
     Change in due to/from affiliates - nonoperating                                   0              (479,601)
     Purchase of treasury stock                                                 (125,960)               (4,759)
     Stock option exercises - net payments                                        (8,295)                    0
     Exercise of stock options                                                       462                     0
----------------------------------------------------------------------------------------------------------------------

Net cash (used in)/provided by financing activities                              (43,096)               14,039
----------------------------------------------------------------------------------------------------------------------

Net increase/(decrease) in cash and cash equivalents                              27,684               (37,053)

Cash and cash equivalents at beginning of period                                  30,180                73,820
----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                    $   57,864              $ 36,767
======================================================================================================================

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

     BASIS OF PRESENTATION

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments consisting of normal recurring adjustments, necessary to present fairly the results of its operations and its cash flows for the periods ended September 30, 1999 and 1998 and its financial position at September 30, 1999. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998, from which the accompanying balance sheet as of December 31, 1998 was derived. The operating results and cash flows for the periods ended September 30, 1999 are not necessarily indicative of the results that will be achieved in future periods.

     ACQUISITION OF SUBSIDIARY

     On August 9, 1999 the Company completed its acquisition of Austin Calvert & Flavin, Inc. ("ACF"), a privately held investment management firm. The acquisition has been accounted for as a purchase and, accordingly, the results of ACF have been included with those of the Company since the date of acquisition. The purchase price of $21.2 million, including $0.2 million of direct costs, has been allocated to the assets acquired and liabilities assumed resulting in goodwill of $19.9 million which is being amortized on a straight line basis over 25 years. The proforma effect of the acquisition on net income was not and is not expected to be material.

     The acquisition agreement provides for additional purchase price payments based upon the achievement by ACF of specified earnings levels over the next five years. These payments could aggregate as much as $8.7 million.

     LIQUIDITY AND CAPITAL

     On July 15, 1999, the Company declared a dividend payable on November 1, 1999 in the amount of $.1325 per share to shareholders of record as of October 11, 1999. The total dividend paid was $7.7 million.

     During the third quarter of 1998, the Company announced that it would commence a stock repurchase program whereby shares of the Company's common stock would be purchased on the open market from time to time under conditions deemed attractive by management. These shares will be held in treasury and used for stock options.

     During the fourth quarter of 1999, the Company renewed its revolving credit facility. The credit facility is a $220 million, expandable to $330 million, 364-Day revolving facility at an interest rate of LIBOR plus .625%. As of September 30, 1999, the outstanding balance on this facility was $155.0 million. The primary use of the borrowed funds was to repurchase stock under the stock repurchase program.

     During the third quarter of 1999, certain employees and directors of the Company exercised options covering 1.7 million shares. The exercise price was paid with previously owned shares and the Company withheld 0.3 million shares for tax withholdings. Cash payments remitted to the taxing authorities on behalf of the employees and directors aggregated approximately $9.0 million.

     EARNINGS PER SHARE

     Basic earnings per share for the 1999 and 1998 periods are based on the average number of shares outstanding for the periods ended September 30, 1999 and 1998, respectively. Diluted earnings per share for these periods also includes the dilutive impact of stock options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     CERTAIN STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, HOPES, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACT INCLUDED IN THIS FORM 10-Q REGARDING THE COMPANY'S FINANCIAL POSITION, BUSINESS STRATEGY AND OTHER PLANS AND OBJECTIVES FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-Q ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE SUCH FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS AND EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT OR THAT THE COMPANY WILL TAKE ANY ACTIONS THAT MAY PRESENTLY BE PLANNED AND NEITHER THE COMPANY NOR ANY OTHER PERSON WILL BE RESPONSIBLE FOR THE ACCURACY OR COMPLETENESS OF ANY SUCH FORWARD-LOOKING STATEMENTS. CERTAIN IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS ARE DISCLOSED IN THE "RISK FACTORS" SECTION OF THE COMPANY'S FORM 10-K ANNUAL REPORT, WHICH INCLUDE, WITHOUT LIMITATION, THE ADVERSE EFFECT OF EITHER A DECLINE IN SECURITIES MARKETS OR A DECLINE IN THE COMPANY'S PRODUCTS' PERFORMANCE, FAILURE TO RENEW INVESTMENT MANAGEMENT AGREEMENTS, COMPETITION, CHANGES IN GOVERNMENT REGULATION, AVAILABILITY AND TERMS OF CAPITAL AND YEAR 2000 UNCERTAINTIES. ALL SUBSEQUENT WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY SUCH FACTORS. UPDATED INFORMATION WILL BE PERIODICALLY PROVIDED BY THE COMPANY AS REQUIRED BY THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

OVERVIEW

     The Company derives its revenues primarily from providing investment management, distribution and administrative services to the United, W&R and Target funds and institutional accounts. Investment management fees, the Company's most substantial source of revenue, are based on the amount of assets under management and the management fee rate charged and are affected by sales levels, financial market conditions, redemptions and the composition of assets. Underwriting and distribution revenues consist of sales charges and commissions derived from the sales of investment and insurance products and distribution fees earned from the W&R Funds for distributing their shares. The products sold have various sales charge structures and the revenues received from the sale of products vary based on the type and amount sold. Rule 12b-1 distribution and service fees earned for distributing shares of the W&R Funds are based upon a percentage of assets and fluctuate based on sales, redemptions, and financial market conditions. Service fees include transfer agency fees, custodian fees for retirement plan accounts and portfolio accounting fees.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         Third quarter 1999 net income was $24.7 million or $.41 per share on a diluted basis, compared with net income of $22.0 million or $.33 per share for the prior year's third quarter. Operating revenues, excluding investment and other income for the third quarter of 1999, were $88.2 million, up 23.9% over last year's third quarter. The acquisition of Austin Calvert & Flavin, Inc. ("ACF") in early August of this year added $1.0 million to 1999's operating revenue.

         A 34.6% increase in management fee revenues for 1999's third quarter, compared to 1998's third quarter, was attributable to several factors. The restructuring of the Funds' management fee arrangements, effective July 1st of this year, added approximately $5.3 million to 1999's management fee revenues, while ACF's $1.5 billion in managed assets contributed $1.0 million to management fee revenues. The remaining increase was due to higher assets under management and the composition of assets. Mutual fund assets under management were $26.0 billion at September 30, 1999, up 18.6% from $21.9 billion at September 30, 1998. Institutional assets under management were $3.3 billion at September 30, 1999, up 14.0% from $2.9 billion at September 30, 1998.

         Mutual fund sales net of redemptions were $41.7 million for the third quarter of 1999 compared with net redemptions of $67.2 million for the third quarter of 1998. The blended mutual funds' redemption rates were 7.4% and 9.0% for the third quarters ended 1999 and 1998, respectively.

         Underwriting and distribution revenues were up 9.2% for the third quarter of 1999 compared with the prior year period. Commission revenues from sales of front-load investment products, primarily the United Funds and variable annuity products, accounted for $1.7 million of the $2.6 million difference in the quarter over quarter comparison. The increase in these sales, especially variable product sales which have higher commission rates, drove the growth in commission revenues. Revenues from the Waddell & Reed Funds, which are derived primarily from asset-based 12b-1 fees, increased in relation to growth in assets, reduced somewhat by lower contingent deferred sales charges from lower fund redemptions.

                       INVESTMENT PRODUCT SALES ( $ IN THOUSANDS)

                                                3Q 99        3Q 98             % change
                                            ---------------------------       ----------
United Funds                                 $320,290      $315,177              1.6%
Waddell & Reed Funds                           97,457        76,468             27.4
Variable Products (Target/United)              95,092        90,807              4.7
                                            ---------     --------
Total Investment Product Sales               $512,839      $482,452              6.3
                                            =========     ========


         Shareholder service fees for the third quarter of 1999 increased 27.9% from the third quarter of last year. A fee increase, implemented in the fourth quarter of 1998, added approximately $1.3 million per quarter to 1999's service fee revenue. This fee increase was offset by higher processing costs recorded in general and administrative expenses. Excluding the effects of this fee increase, revenues grew in correlation to the increase in the number of shareholder accounts. The number of shareholder accounts was 1.66 million at September 30, 1999, up 12% from a year ago.

         Underwriting and distribution expenses increased $4.5 million over last year's third quarter. Over 45% of the increase was attributable to increased volume. The increase also includes $1.1 million for additional advertising, training, marketing support and field offices, and approximately $1.5 million for sales force compensation enhancements and increased sales program costs.

         Compensation and related costs for the third quarter of 1999 were 33.1% higher than last year's third quarter. Staff additions in investment management, shareholder services and back office operations have increased home office personnel by 27% since September 30, 1998. The Company's major investments made in hiring additional personnel to add breadth and depth to the investment management staff and to increase customer service and other back office support staff will be substantially completed by the end of 1999. Therefore, more modest growth in compensation costs is expected in future periods.

         General and administrative expenses have increased substantially in 1999 when compared with the prior period. The Company began outsourcing its transfer agency data processing in the fourth quarter of 1998, the costs of which accounted for $1.5 million of the $3.2 million increase on a quarter over quarter comparison. The remaining difference was due to numerous items associated with investments made to facilitate growth and enhance customer service, notably information systems contracting costs, consulting expenses and administrative costs associated with growth in the customer base and home office personnel.

         Investment and other income, which consists primarily of interest income from investment securities, was $2.1 million for the quarter ended September 30,1999 down from $2.3 million for the prior year's third quarter, due primarily to lower balances in investment securities. Interest expense was higher in the third quarter due to increased borrowing on the credit facility to finance stock repurchases and the ACF acquisition.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         For the nine months ended September 30, 1999, net income was $69.5 million or $1.12 per share on a diluted basis, compared with net income of $62.5 million or $0.94 per share for the prior year's nine-month period. Excluding the impact of interest relating to notes with Torchmark Corporation, net income for the nine months ended September 30, 1998 was $66.8 million or $1.00 per diluted share. Concurrent with the Offering, all notes were prepaid. Operating revenues, excluding investment and other income for the nine-month period ended September 30, 1999 were $248.9 million, up 20.3% when compared to the same period of 1998. The acquisition of ACF in early August of this year added $1.0 million to 1999's operating revenue.

         A 20.9% increase in management fee revenues when compared to the same period of 1998 was attributable to several factors. The restructuring of the Funds' management fee arrangements, effective July 1st of this year, added approximately $5.3 million to 1999's management fee revenues, while ACF's $1.5 billion in managed assets contributed $1.0 million to management fee revenues. The remaining increase was due to higher assets under management and the composition of assets. Mutual fund assets under management were $26.0 billion at September 30, 1999, up 18.6% from $21.9 billion at September 30, 1998.

         Sales net of redemptions were $65.0 million for the nine-month period ended September 30, 1999 compared with net redemptions of $182.2 million for the same period ended September 1998. The blended mutual funds' redemption rates were 8.4% and 8.8% for the nine-month period ended September 30, 1999 and 1998, respectively.

         Underwriting and distribution revenues were up 17.7% for the nine-month period ended September 30, 1999. Commission revenues from sales of front-load investment products, primarily the United Funds and variable annuity products, accounted for $10.5 million of the $14.2 million difference between the nine months ended September 30, 1999 and the same period in 1998. The increase in these sales, especially variable product sales which have higher commission rates, drove the growth in commission revenues. Revenues from the Waddell & Reed Funds, which are derived primarily from asset based 12b-1 fees, increased in relation to growth in assets, reduced somewhat by lower contingent deferred sales charges from lower fund redemptions.

                    INVESTMENT PRODUCT SALES ( $ IN THOUSANDS)


                                                    YTD 99     YTD 98               % change
                                                 ----------------------          -------------

United Funds                                     $1,025,248       $991,219              3.4%
Waddell & Reed Funds                                289,330        189,449             52.7
Variable Products (Target/United)                   297,409        217,026             37.0
                                                 ------------   ---------
Total Investment Product Sales                   $1,611,987     $1,397,694             15.3
                                                 ===========    ==========


         Shareholder service fees for the nine months ending September 30 1999 increased 26.2% from the same period in 1998. A fee increase, implemented in the fourth quarter of 1998, added approximately $1.3 million per quarter to 1999's service fee revenue. This fee increase is offset by higher processing costs recorded in general and administrative expenses. Excluding the effects of this fee increase, revenues grew in correlation to growth in the number of shareholder accounts. The number of shareholder accounts was 1.66 million at September 30, 1999, up 12% from a year ago.

         Underwriting and distribution expenses increased $22.2 million or 31.3% for the nine-month period ended September 30, 1999 over the same period in 1998. Over 48% of the increase was attributable to increased volume. The increase also includes an additional $6.1 million for additional advertising, training, marketing support and field offices, and approximately $4.7 million for additional sales force compensation enhancements and increased sales program costs.

         Compensation and related costs for the nine-month period ended September 30, 1999 were 19.8% higher compared to the same period last year. Staff additions in investment management, shareholder services and back office operations have increased home office personnel by 27% since September 30, 1998. The Company's major investments made in hiring additional personnel to add breadth and depth to the investment management staff and to increase customer service and other back office support staff will be substantially completed by the end of 1999. Therefore, more modest growth in compensation costs is expected in future periods.

         General and administrative expense for the nine-month period ended September 30, 1999 increased $8.1 million over the same period last year. Increased costs of outsourcing transfer agency data processing accounted for $4.1 million, which were partially offset by increased shareholder service fee revenue, as previously mentioned. The remaining difference was due to numerous items associated with investments made to facilitate growth and enhance customer service, notably information systems contracting costs, consulting expenses and administrative costs associated with growth in the customer base and addition of home office personnel.



                             ASSETS UNDER MANAGEMENT
                              (amounts in millions)

ENDING
                                      3Q 99            3Q 98        % change       2Q 99           % change
                                    -------------------------                    --------
Mutual Fund
  Equity                               $21,523         $17,274         24.6%         $21,880         -1.6%
  Fixed Income                           3,666           3,951         -7.2%           3,809         -3.8%
  Money Market                             788             670         17.6%             732          7.7%
                                       -------         -------                       -------
Total                                   25,977          21,895         18.6%          26,421         -1.7%

Institutional Assets                     3,292           2,887         14.0%           3,174          3.7%
                                       -------         -------                       -------
Total Assets Under Management*         $29,269         $24,782         18.1%         $29,595         -1.1%
                                       -------         -------                       -------
                                       -------         -------                       -------

AVERAGE
                                      3Q 99            3Q 98         % change      YTD 1999        YTD 1998        % change
                                    -------------------------                      ------------------------
Mutual Funds
  Equity                               $21,808         $18,310         19.1%       $21,016         $18,020          16.6%
  Fixed Income                           3,742           3,961         -5.5%         3,859           3,973          -2.9%
  Money Market                             776             645         20.3%           734             599          22.5%
                                       -------         -------                     -------         -------
Total                                   26,326          22,916         14.9%        25,609          22,592          13.4%

Institutional Assets                     3,198           2,906         10.0%         3,187           2,914           9.4%
                                       -------         -------                     -------         -------
Total Assets Under Management*         $29,524         $25,822         14.3%       $28,796         $25,506          12.9%
                                       -------         -------                     -------         -------
                                       -------         -------                     -------         -------

*Excludes $1,474 of assets managed by Austin, Calvert & Flavin, Inc.

                                   OTHER ITEMS


                                       3Q 99            3Q 98                      YTD 1999        YTD  1998
                                      -------------------------                    -------------------------
Redemption Rate(1)                        7.4%               9.0%                     8.4%               8.8%

Sales per advisor (000's)                 210                221                      674                658

Number of advisors                      2,483              2,242                    2,483              2,242

Number shareholder accounts         1,659,200          1,483,951                1,659,200          1,483,951


(1) Excludes a pension plan redemption of $76 million in first quarter 1999 and also excludes Torchmark Corporation's redemptions in June 1998 of $35 million which were re-deposited in institutional accounts.


APPROVAL OF CHANGE IN MANAGEMENT FEE RATE STRUCTURE

         The Company's proposal to restructure the management fee arrangements of the Funds was approved by the Funds' shareholders in the second quarter of this year. This restructuring replaced the "group" fee structure and "specific fund" add-on fee with a specific fee schedule for each Fund. The restructuring, effective July 1, 1999, added approximately .08% to the Company's overall management fee rate applied to assets under management.

ENHANCED COMMISSION ARRANGEMENT FOR VARIABLE PRODUCT SALES

         The Company entered into an agreement with United Investors Life Insurance Company in July of 1999 whereby, commencing January 1, 2000, the Company will receive additional annual commissions from United Investors for selling variable products for which it is the underwriter. It is estimated that this arrangement will provide additional underwriting and distribution revenues of approximately $6.0 million in 2000.

ACQUISITION OF INVESTMENT MANAGEMENT FIRM

         As previously announced, the Company acquired Austin, Calvert & Flavin, Inc. ("ACF"), a privately held investment management firm based in San Antonio, Texas on August 9, 1999. ACF manages investments of approximately $1.5 billion for trusts, high net worth families and individuals and pension plans of corporations, hospitals, schools, labor unions, endowments and foundations. The transaction was financed by invested cash and amounts borrowed against the credit facility.

STOCK REPURCHASE PROGRAM

         The Company continued acquiring shares of its common stock by repurchasing 0.5 million Class A shares and 1.7 million Class B shares at an aggregate cost of $53.8 million during the third quarter of this year. These repurchases were funded primarily by an additional $65.0 million net borrowing against the credit facility. The outstanding balance on this facility was $155.0 million at September 30, 1999. The total number of shares outstanding at September 30, 1999 was 57.9 million, comprised of 29.6 million Class A shares and 28.3 million Class B shares. From October 1, 1999 through November 10,

1999, the Company repurchased an additional .3 million Class B shares at an aggregate cost of $5.4 million.

NEW CLASSES OF MUTUAL FUND SHARES AND RELATED WRITE-OFF

         Effective October 4th, Waddell & Reed began restructuring its United family of funds and Waddell & Reed family of funds. By offering additional classes of mutual fund shares and closing non-industry standard classes, the restructuring will enhance the Company's competitiveness and strategic distribution alternatives.

         Commencing October 4th, the United family of funds began offering B class shares ("back-end sales charge shares") and C class shares ("level sales charge shares"). These are in addition to the already offered A class shares ("front-end sales charge shares") and Y class shares ("institutional shares"). Concurrently, the Waddell & Reed family of funds now offers C class shares ("level sales charge shares"). This is in addition to the already offered Y class shares ("institutional shares").

         As of October 4th, the Waddell & Reed family of funds' B class shares no longer are offered for new sales due to their non-industry standard structure. By industry standards, these B shares are a hybrid of C and B shares. Subject to obtaining the necessary approvals, including the approval of the Funds' Boards of Directors, the Company plans to convert these B shares into C shares, which do have an industry standard structure and only a one-year contingent deferred sales charge period. As a result of converting the B shares, the related deferred selling cost is anticipated to be written off in the fourth quarter resulting in approximately a $19 million pretax charge. These costs were previously capitalized and amortized over the life of the specific investments over a period not exceeding ten years.

         As a result of this product restructuring of the United and Waddell & Reed families of funds, the Company's product line will: 1) be more consistent with that of the industry, 2) provide its clients with more choices and greater value, and 3) accommodate additional changes for strategic distribution flexibility. This restructuring is expected to favorably impact the Company's distribution margin.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and liquid marketable securities were $145.8 million at September 30, 1999, an increase of $12.5 million from December 31, 1998. The increase is primarily related to cash flow from operations. Cash and cash equivalents at September 30, 1999 and December 31, 1998 include reserves of $16.4 million and $10.8 million, respectively, for the benefit of customers in compliance with securities regulations.

     Cash flow provided from operations was $83.5 million and $66.0 million for the first nine months of 1999 and 1998, respectively. Investing activities used $12.7 million in cash during the nine months ended September 30, 1999, due primarily to net proceeds used in the ACF acquisition of $19.4 million and partially offset by the sale of investments securities of $14.7 million. The Company repurchased $126.0 million of its common stock through the stock repurchase program during the first nine months of 1999, funded primarily by the credit facility. In the third quarter, the Company began construction of a new building as an expansion to its home office. It is expected to be completed in the third quarter of 2000 and cost $14.6 million. In the fourth quarter, the Company reached an agreement to sell all of its investments in real estate, including its home office and the building under construction, to unrelated parties for approximately $45.8 million net of related expenses. The book gain on sale is expected to be approximately $0.3 million and the taxable gain on sale is expected to be $0.4 million. After due diligence has been completed, the sales are expected to close at two different times; the building under construction will close for net proceeds of approximately $18.3 million upon its completion in the third quarter of 2000 and the remaining properties will close for net proceeds of approximately $27.5 million in December of 1999. For its home office operations, the Company is expected to enter into two 15 year leases costing $0.9 million and $1.6 million per year starting in December 1999 and the third quarter of 2000, respectively. Other than the expansion of the home office facilities, the Company has no material commitments for capital expenditures.

     Management believes its available cash, marketable securities and expected cash flow from operations will be sufficient to fund dividends, obligations and operations as well as advance sales commissions and meet any other reasonably foreseeable cash needs. The $220 million credit facility, expandable to $330 million, is also available for the Company's use. The outstanding balance on the facility at September 30, 1999 was $155.0 million.

INFORMATION SYSTEMS AND YEAR 2000 READINESS

     Some computers, software, and other equipment include computer code in which the calendar year data is abbreviated to only two digits. As a result, some of these systems will not operate correctly after 1999 because they may interpret "00" to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the "Year 2000 Problem". The information provided in this Form 10-Q about our Year 2000 progress is provided as of November 1, 1999.

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

         Internal and external resources were used to make the required modifications and test Year 2000 compliance. The Company has completed compliance activities on all of its systems. Additional verification will continue through 1999 to ensure that no new date related problems are introduced into previously tested or newly developed systems. Newly purchased software and systems are required to be Year 2000 compliant and are subject to the same verification standards as existing systems. The Company estimates that the total costs of this effort will be $4.4 million for the five year period ending June 30, 2000. Total costs incurred to date are approximately $4.1 million.

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

     The following chart summarizes the Company's current state of completion for the systems it uses.

                      STAGES               TARGET DATE             % COMPLETE
                      ------               -----------             ----------
Awareness                                    Complete                 100%
Inventory                                    Complete                 100%
Risk Assessment                              Complete                 100%
Compliance Assessment                        Complete                 100%
Remediation                                  Complete                 100%
Validation                                   Complete                 100%
Contingency Planning                         Complete                 100%


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

     The Company believes it has identified and resolved all Year 2000 Problems that could materially adversely affect its business operations. However, due to the number of interactions with internal and external systems, equipment and data, management believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting the Company or its clients have been identified or corrected. In addition, no one can accurately predict how many Year 2000 Problem-related failures will occur or the severity, duration or financial consequences of these potential failures. As a result, management expects that the Company could suffer a small number of operational inconveniences and inefficiencies for the Company and its clients that will divert some of management's time and attention and financial and human resources from its ordinary business activities.

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

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of November, 1999.

                                WADDELL & REED FINANCIAL, INC.



                                 By:  /s/ John E. Sundeen, Jr.
                                      ------------------------
                                      Senior Vice President,
                                      Chief Financial Officer and Treasurer
                                      (Principal Financial Officer)




                                 By:  /s/ D. Tyler Towery
                                      -------------------
                                      Vice President and
                                      Controller
                                      (Principal Accounting Officer)