Form 10-K
period 1999-12-31
WADDELL & REED FINANCIAL INC
filed 2000-03-23
CIK 1052100

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ( )

    The aggregate market value of the voting stock held by non-affiliates of the registrant (excludes officers, directors and stockholders holding 5% or greater of the registrant's common stock): $983,596,438 at March 3, 2000.

    Shares outstanding of each of the registrant's classes of common stock as of March 3, 2000:

                Class A Common Stock, $.01 par value: 28,803,015
                Class B Common Stock, $.01 par value: 27,145,647

                      DOCUMENTS INCORPORATED BY REFERENCE

    In Part III of this Form 10-K, the definitive proxy statement for 2000 annual meeting of stockholders to be held April 26, 2000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   Index of Exhibits (Pages B-1 through B-3)
                     Total Number of Pages Included Are 56

                         WADDELL & REED FINANCIAL, INC.
                      INDEX TO ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                                                             PAGE
PART I                                                                     --------
Item 1.      Business....................................................         3
Item 2.      Properties..................................................        14
Item 3.      Legal Proceedings...........................................        15
Item 4.      Submission of Matters to a Vote of Security Holders.........        15

PART II
Item 5.      Market for Registrant's Common Equity and Related
               Stockholder Matters.......................................        16
Item 6.      Selected Financial Data.....................................        17
Item 7.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................        18
             Risk Factors................................................        25
Item 7A.     Quantitative and Qualitative Disclosures About Market
               Risk......................................................        29
Item 8.      Financial Statements and Supplementary Data.................        29
Item 9.      Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure..................................        29

PART III
Item 10.     Directors and Executive Officers of the Registrant..........        29
Item 11.     Executive Compensation......................................        29
Item 12.     Security Ownership of Certain Beneficial Owners and
               Management................................................        30
Item 13.     Certain Relationships and Related Transactions..............        30

PART IV
Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form
               8-K.......................................................        30

SIGNATURES...............................................................        31
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS...............................       A-1
INDEX TO EXHIBITS........................................................       B-1

                                     PART I

ITEM 1. BUSINESS

BACKGROUND

    Waddell & Reed Financial, Inc. (the "Company") is a Delaware holding company that conducts its business through its subsidiaries. One subsidiary, Waddell & Reed, Inc. ("W&R"), is a registered broker-dealer and registered investment advisor that acts primarily as the nationwide distributor and underwriter for the shares of mutual funds and distributor of insurance products issued primarily by United Investors Life Insurance Company ("UILIC"). Another subsidiary, Waddell & Reed Investment Management Company ("WRIMCO"), is a registered investment advisor that provides investment management and advisory services to the Company's mutual funds and to institutions and other private clients. Waddell & Reed Services Company ("WRSCO") provides transfer agency and accounting services to the funds and their shareholders. On August 9, 1999 the Company completed the acquisition of Austin, Calvert & Flavin, Inc. ("ACF"), a privately held investment management firm based out of San Antonio, Texas. ACF was founded in 1981 and manages investments for trusts, high net worth families and individuals, and pension plans of corporations, hospitals, schools, labor unions, endowments, and foundations. The acquisition of ACF added nine investment professionals to the Company's investment team and $1.7 billion of assets under management as of December 31, 1999. Waddell & Reed
Financial, Inc., W&R, WRIMCO, WRSCO, and ACF are hereafter collectively referred to as the "Company", unless the context requires otherwise.

OVERVIEW

    The Company, founded in 1937, is one of the oldest mutual fund complexes in the United States, having introduced the United family of funds in 1940. The Company sells its investment products primarily to middle income Americans through a virtually exclusive sales force. As of December 31, 1999, the Company had $37.3 billion of assets under management, of which $31.9 billion were mutual fund assets and $5.4 billion were managed institutional and private accounts. The Company has over 608,000 mutual fund customers having an average investment of $47,000 and 57,000 variable account customers having an average investment of $60,000.

    The Company is the exclusive underwriter and distributor of 36 mutual fund portfolios (the "Funds"), including 17 comprising the United Funds (the "United Funds"), 8 comprising the Waddell & Reed Funds (the "W&R Funds"), and 11 comprising the Target/United Funds (the "Target/United Funds"). As part of its financial planning services, the Company also distributes variable annuities and life insurance products, underwritten primarily by UILIC, to its customers. Commencing October 4, 1999, the United Funds began offering Class B shares ("back-end sales charge shares") and Class C shares ("level sales charge shares"). These are in addition to the already offered Class A shares ("front-end sales charge shares") and Class Y shares ("institutional shares"). Concurrently, the W&R Funds closed new sales of Class B shares and began offering Class C shares in addition to the already offered Class Y shares. The existing W&R Funds' Class B shares will combine with the W&R Fund Class C shares in the first quarter of 2000.

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

    The Company distributes the Funds and other financial products through a financial advisor sales force that represents the Company on a virtually exclusive basis. On December 31, 1999, the Company's sales force consisted of 2,611 financial advisors, including 239 district managers. The sales force is managed by eight regional vice presidents, and 136 division and associate managers operating from 205 sales offices located throughout the United States. For the year ended December 31, 1999, the Company's financial advisor sales force sold over $2.1 billion of mutual fund and variable products. The Company believes, based on industry data, that its financial advisor sales force is currently one of the largest sales forces in the United States selling primarily mutual funds. As of December 31, 1999, 37% of the Company's financial advisors have been with the Company for more than 5 years and 25% for more than 10 years. The Company's financial advisors are located primarily in smaller metropolitan areas and rural communities.

    The financial advisor industry is fragmented, consisting primarily of relatively small companies generally employing fewer than 100 investment professionals. The Company's sales force competes primarily with small broker-dealers and independent financial advisors. The Company's marketing efforts are currently focused on customers residing in smaller metropolitan areas and rural communities. The Company conducts investment seminars throughout the United States to reach a large number of potential clients. The Company also provides financial plans for clients offering one-on-one consultations emphasizing long-term relationships through continuing service, rather than a one-time sale. The Company believes that it is well-positioned to benefit from a developing industry trend toward "assisted sales" (sales of mutual fund products through a sales person) driven by the array of options now available to investors and the need for financial planning advice that has resulted from the recent increase in the average household's financial assets.

    The Company's investment philosophy and financial planning approach emphasize long-term investments. The Company's portfolio managers seek consistent long-term performance and downside protection in turbulent markets. As a result, the Company has developed a loyal customer base with clients maintaining their accounts for approximately 12 years on average as compared to five years for the mutual fund industry, according to the Investment Company Institute. This loyalty is evidenced by a relatively low retail fund redemption rate for the five years ended December 31, 1999 of 7.9% for the Funds (other than money market funds), which is less than one-half of the industry average of 18.9% and a relatively high dividend reinvestment rate of 87.3% for the Funds for the same period which has constantly been over 20% higher than the industry. Approximately 50% of the Company's assets under management are in retirement accounts as of December 31, 1999. The historically low redemption and high reinvestment rates have provided a stable source of asset and revenue growth at relatively low cost.

    The Company has a seasoned team of portfolio managers and an internal equity and fixed income investment research staff that have substantial resources available to them including hundreds of meetings annually with company management both on and off site. In addition, the Company utilizes research provided by brokerage firms and independent outside consultants. Portfolio managers usually were investment research analysts for a substantial length of time prior to acquiring money management assignments. The predominant style of the Company's investments is growth equity. As of December 31, 1999 approximately 86.3% of the Company's mutual fund assets under management were invested in equity funds and the remainder in fixed income and money market funds. This investment strategy generally emphasizes investment at attractive valuations in companies that the portfolio managers believe can produce above average growth in earnings.

OPERATIONS

    Revenues from operations for the last three years were (in thousands):

                                                               FOR YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Revenues from:
  Investment management.....................................  $178,612   137,823    117,784
  Underwriting and distribution.............................   126,318   106,615     89,427
  Shareholder service.......................................    41,525    33,808     30,763
                                                              --------   -------    -------
  Revenue excluding investment income.......................   346,455   278,246    237,974
  Investment income and other revenue.......................    10,202     9,043      3,798
                                                              --------   -------    -------
  Total revenue.............................................  $356,657   287,289    241,772
                                                              ========   =======    =======

MARKETING

    The Company has taken several steps to increase the productivity of its sales force. Since 1992, the Company has been developing a more fully committed sales force through recruiting and retention initiatives. These initiatives have resulted in an increase of financial advisors having annual or annualized production of more than $900,000 of investment product sales from 20% of the sales force at December 31, 1993 to 36% at December 31, 1999. Prior to 1993, division managers were engaged in personal sales production as well as sales management. In order to emphasize the importance of recruiting and developing a sales force, the Company implemented a compensation system that ties compensation of division managers to the development of new financial advisors and to division sales rather than personal sales.

    The Company provides training and motivational programs for its sales force. Sales training specialists provide training programs for new recruits as well as advanced training for experienced financial advisors. Programs for new recruits focus on prospecting techniques, product knowledge, and sales skills. Field office classes provide guidance in identifying target markets, practical exercises to learn interview skills and data collection, instruction in basic financial planning software, and guidance in matching products with various investment objectives. Sales presentation skills are taught and practiced in the classroom environment as well as on joint sales calls with field sales management. The programs for experienced advisors focus on skills related to dealing with larger investment sums (such as IRA rollovers) and include training in the use of asset allocation and estate planning software. In addition, the Company offers new financial advisors the opportunity to participate in a week long training program at the home office covering such subjects as product features, financial planning, and the use of illustrative software packages.

    In 1998, the Company launched its first national advertising campaign in selected markets throughout the country which focused on the important aspects of the Company's business and was intended to increase name recognition of the Company in those markets. The campaign was continued in 1999 and will continue in 2000. In November of 1999, the Company named Thomas W. Butch as Chief Marketing Officer. In this newly created position, Mr. Butch is responsible for marketing and distribution strategy, product development, and all core marketing and communication activities.

FUNDS AND ASSET MANAGEMENT

    The Company serves as underwriter for, and investment advisor to, the United Funds, the W&R Funds, and the Target/United Funds and distributes variable annuity and variable life insurance products related to the Target/United Funds.

    The Company offers the Funds' shareholders a broad range of investment products designed to attract and retain clients with varying investment objectives. The predominant style of the Company's investments is growth equity. The investment strategy emphasizes investment at attractive valuations in companies that the portfolio managers believe can produce above average growth in earnings. According to an annual Barron's/Lipper fund-family survey which ranks investment performance of mutual fund complexes, the Company ranked seventeenth out of 92 mutual fund complexes for 1999 and eleventh out of 68 complexes for the five year period ended December 31, 1999. As of December 31, 1999, 86% of the mutual fund assets under management in the Funds were invested in equity funds, 11% were invested in fixed income funds, and 3% were invested in money market funds. Lipper, Inc. also ranked 48% of the Company's equity funds in the top quartile and 14% in the top 10% when compared to funds with similar objectives. Management fees from the United Income Fund, the Company's largest mutual fund, were $44.4 million or 12% of total revenues, $39.8 million or 14% of total revenues and $32.8 million or 14% of total revenues for each of the years ended 1999, 1998 and 1997, respectively. The United Income Fund had a net asset value of $8.4 billion, $7.8 billion and $6.5 billion for the years ended 1999, 1998, and 1997, respectively.

    The Company periodically introduces new mutual funds designed to complement and expand its investment product offerings, respond to competitive developments in the financial marketplace, and meet the changing needs of clients. On
October 4, 1999, the Company introduced the new United Small Cap Fund. The Company's base of assets under management consists of a broad range of domestic and international stock, bond, and money market mutual funds that meet the varied needs and objectives of its individual and institutional investors.

    In addition to performing investment management services for the Funds, the Company acts as an investment advisor and portfolio manager for institutional and other private investors. The Company receives a fee that is generally based on a percentage of assets under management for its services as an investment advisor or portfolio manager. Assets under management for institutional and private accounts totaled approximately $5.4 billion at December 31, 1999. Investment management fees from institutional and private accounts were approximately $9.6 million, or approximately 5%, of total investment management fees, for the year ended December 31, 1999.

    Ending and average assets under management for the last three years were:

                                                           1999                  1998                  1997
                                                    -------------------   -------------------   -------------------
                                                     ENDING    AVERAGE     ENDING    AVERAGE     ENDING    AVERAGE
                                                    --------   --------   --------   --------   --------   --------
                                                                             (IN MILLIONS)
United Funds
  Equity..........................................  $22,626     18,123     16,713     15,320     13,687     12,761
  Fixed-income....................................    3,190      3,464      3,637      3,652      3,632      3,499
  Money market....................................      812        693        644        572        529        498
                                                    -------     ------     ------     ------     ------     ------
                                                     26,628     22,280     20,994     19,544     17,848     16,758
W&R Funds
  Equity..........................................    1,785      1,261      1,050        906        779        684
  Fixed-income....................................       82         88         85         74         66         58
                                                    -------     ------     ------     ------     ------     ------
                                                      1,867      1,349      1,135        980        845        742
Target/United Funds
  Equity..........................................    3,113      2,415      2,127      1,859      1,627      1,452
  Fixed-income....................................      237        243        245        235        223        204
  Money market....................................       64         58         54         45         43         38
                                                    -------     ------     ------     ------     ------     ------
                                                      3,414      2,716      2,426      2,139      1,893      1,694
Total Mutual Funds
  Equity..........................................   27,524     21,799     19,890     18,085     16,093     14,897
  Fixed-income....................................    3,509      3,795      3,967      3,961      3,921      3,761
  Money market....................................      876        751        698        617        572        536
                                                    -------     ------     ------     ------     ------     ------
                                                     31,909     26,345     24,555     22,663     20,586     19,194
Institutional and Private Accounts................    5,393      3,953      3,189      2,947      2,831      2,103
                                                    -------     ------     ------     ------     ------     ------
Total Assets Under Management.....................  $37,302     30,298     27,744     25,610     23,417     21,297
                                                    =======     ======     ======     ======     ======     ======

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

    Each Fund's board of directors, including a majority of the directors who are not "interested persons", of the Fund or the Company within the meaning of the Investment Company Act of 1940, as amended, (the "ICA") and its shareholders must have approved the investment management agreement between the respective Fund and the Company. These agreements may continue in effect from year to year if specifically approved at least annually by (i) the Fund's board of directors, including a majority vote of the directors who are not parties to the agreements or "interested persons" of any such party, or (ii) the vote of the holders of a majority of the outstanding voting securities of the Fund and the vote of a majority of the Fund's directors who are not parties to the agreement or "interested persons" of any such party, each vote being cast in person at a meeting called for such purpose. Each agreement automatically terminates in the event of its "assignment" as defined in the ICA or the Investment Advisers Act of 1940, or amended, (the "Advisers Act") and may be terminated without penalty by the Fund by giving the Company 60 days' written notice, if the termination has been approved by a majority of the Fund's directors or shareholders. The Company may terminate an investment management agreement without penalty on 120 days' written notice.

SERVICE AGREEMENTS

    The Company provides various services to the Funds and their shareholders pursuant to a shareholder servicing agreement with each Fund (except the Target/United Funds) and an accounting service agreement with each Fund. Pursuant to the shareholder servicing agreements, the Company performs shareholder servicing functions, including the maintenance of shareholder accounts, the issuance, transfer, and redemption of shares, distribution of dividends and payment of redemptions, furnishing information related to the Fund, and handling shareholder inquiries. The Funds pay a monthly fee to the Company for such services. Pursuant to the accounting service agreements, the Company provides the Funds with bookkeeping and accounting services and assistance, including maintenance of the Fund's records, pricing of the Fund's shares, and preparation of the prospectuses for existing shareholders, proxy statements, and certain shareholder reports. The Funds pay the Company a monthly fee for such services. A Fund's shareholder servicing agreement and accounting service agreement may be adopted or amended with the approval of the Fund's directors who are not interested persons. Each of the shareholder servicing agreements and accounting service agreements have annually renewable terms of one year expiring on October 1st of each year.

UNDERWRITING AND DISTRIBUTION

    The Company distributes the Funds pursuant to an underwriting agreement with each Fund (except the Target/United Funds). The Company distributes products relating to the Target/United Funds under an underwriting agreement between the Company and UILIC. Commissions paid to the Company by UILIC for distribution of these products comprised 13%, 12% and 12% of the Company's total revenue for each of the years ended 1999, 1998 and 1997, respectively. Under each underwriting agreement with a Fund, the Company offers and sells the Fund's shares on a continual basis and pays the costs of sales literature and printing of prospectuses furnished to it by the Fund. The Company receives underwriting commissions for such services, a major portion of which is paid to financial advisors and sales managers of the Company. The Company charges a sales charge to clients upon purchase of shares in the United Funds Class A shares, which are front-end load funds, which ranges from zero to 5.75% of the amount invested. The sales charge for the Class A shares of the United Funds typically declines as the net asset value of the account increases. In addition, investors may combine their purchases of these Funds' shares within the respective group of Funds to qualify for the reduced sales charge. Investors in the United Funds Class B shares generally pay contingent deferred sales charges upon redemption of shares of up to 5% of the net asset value of the redeemed shares declining to zero for shares held for more than six years. Class B shares convert to Class A shares by the end of the eighth year. Investors in the United Funds and Waddell & Reed Funds Class C shares generally pay a contingent deferred sales charge of 1% declining to zero for shares held for more than 12 months. Class C shares do not convert.

    Under a distribution plan, shareholders of the United Funds Class B and C shares as well as the Waddell & Reed Funds Class B and C shares pay a Rule 12b-1 distribution fee of .75% of the average daily net assets as compensation for distributing shares of those classes. Under a distribution and service plan, the United Funds Class A, B and C shares (except the money market fund), the Waddell & Reed Funds, and the Target/United Funds (service plan only), may charge a maximum of .25% of the average daily net assets as compensation for expenses in connection with providing personal service to shareholders of the Fund, and maintaining shareholder accounts of the Funds. Each distribution and service plan is subject to annual approval by the board of directors, including a majority of the independent directors, cast in person at a meeting called for the purpose of voting on such approval. The Fund may terminate the distribution and service plan at any time without penalty.

    The Company's investment product sales are summarized as follows:

INVESTMENT PRODUCT SALES

                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN MILLIONS)
UNITED FUNDS
  Class A...................................................  $1,329.0   1,266.8    1,092.7
  Class B...................................................      66.5         0          0
  Class C...................................................      11.2         0          0
                                                              --------   -------    -------
Total United Funds..........................................   1,406.7   1,266.8    1,092.7
Waddell & Reed Funds
  Class B...................................................     289.3     252.3      175.7
  Class C...................................................      40.1         0          0
                                                              --------   -------    -------
Total Waddell & Reed Funds..................................     329.4     252.3      175.7
Variable Products (Target/United)...........................     413.7     308.4      249.8
                                                              --------   -------    -------
                                                              $2,149.8   1,827.5    1,518.2
                                                              ========   =======    =======

FUNDS SUMMARY

    The following table sets forth, for each fund within the Fund group, the year that shares in such Fund were first offered to the public, the net assets of such Fund or portfolio as of December 31, 1999 and a description of its investment objective.

                                                    NET ASSETS AT
                                                    DECEMBER 31,
                                          FIRST         1999
               FUND NAME                 OFFERED    (IN MILLIONS)           INVESTMENT OBJECTIVE
               ---------                 --------   -------------   -------------------------------------
UNITED FUNDS

Accumulative Fund......................    1940       $2,254.5      Seeks capital growth, with a
                                                                    secondary objective of current
                                                                    income.

Asset Strategy Fund....................    1995       $   56.7      Seeks high total return over the
                                                                    long-term by allocating its assets
                                                                    among stocks, bonds and short-term
                                                                    instruments.

Bond Fund..............................    1964       $  505.5      Seeks to achieve a reasonable return
                                                                    with emphasis on preservation of
                                                                    capital.

Cash Management........................    1979       $  812.1      Seeks to maximize current income to
                                                                    the extent consistent with stability
                                                                    of principal by investing in money
                                                                    market instruments.

Continental Income Fund................    1970       $  600.0      Seeks to provide current income to
                                                                    the extent that market and economic
                                                                    conditions permit with a secondary
                                                                    objective of seeking long-term
                                                                    appreciation of capital.

Government Securities Fund.............    1982       $  127.6      Seeks high current income consistent
                                                                    with safety of principal by investing
                                                                    in securities issued or guaranteed by
                                                                    the

                                                    NET ASSETS AT
                                                    DECEMBER 31,
                                          FIRST         1999
               FUND NAME                 OFFERED    (IN MILLIONS)           INVESTMENT OBJECTIVE
               ---------                 --------   -------------   -------------------------------------
                                                                    U.S. Government or its agencies or
                                                                    instrumentalities.

High Income Fund.......................    1979       $  921.5      Seeks a high level of current income,
                                                                    with a secondary objective of seeking
                                                                    capital growth when consistent with
                                                                    its primary objective.

High Income Fund II....................    1986       $  364.3      Seeks a high level of current income,
                                                                    with a secondary objective of seeking
                                                                    capital growth when consistent with
                                                                    its primary objective.

Income Fund............................    1940       $8,399.1      Seeks maintenance of current income,
                                                                    subject to market conditions with a
                                                                    secondary goal of capital growth.

International Growth Fund..............    1970       $1,885.6      Seeks long-term capital appreciation,
                                                                    with a secondary objective of
                                                                    realization of income, by investing
                                                                    in securities issued by companies or
                                                                    governments of any nation.

Municipal Bond Fund....................    1976       $  805.4      Seeks income that is not subject to
                                                                    Federal income taxation by investing
                                                                    principally in tax-exempt municipal
                                                                    bonds.

Municipal High Income Fund.............    1986       $  465.3      Seeks a high level of income that is
                                                                    not subject to Federal income
                                                                    taxation by investing principally in
                                                                    medium and lower quality tax-exempt
                                                                    municipal bonds.

New Concepts Fund......................    1983       $1,769.0      Seeks capital growth by investing in
                                                                    a diversified holding of mid-sized
                                                                    companies believed to offer above-
                                                                    average growth potential.

Retirement Shares Fund.................    1972       $1,199.9      Seeks the highest long-term total
                                                                    return consistent with reasonable
                                                                    safety of capital.

Science and Technology Fund............    1950       $3,795.5      Seeks long-term capital growth
                                                                    through a portfolio emphasizing
                                                                    science and technology securities.

Small Cap Fund.........................    1999       $   97.7      Seeks capital growth by investing
                                                                    primarily in new or unseasoned
                                                                    companies, companies in the early
                                                                    stages of development, or smaller
                                                                    companies positioned in new or
                                                                    emerging industries where there is an
                                                                    opportunity for rapid growth.

                                                    NET ASSETS AT
                                                    DECEMBER 31,
                                          FIRST         1999
               FUND NAME                 OFFERED    (IN MILLIONS)           INVESTMENT OBJECTIVE
               ---------                 --------   -------------   -------------------------------------
Vanguard Fund..........................    1969       $2,568.1      Seeks capital appreciation through
                                                                    diversified holdings of securities
                                                                    issued primarily by companies that
                                                                    have appreciation possibilities.

WADDELL & REED FUNDS

Asset Strategy Fund....................    1995       $   45.1      Seeks high total return over the
                                                                    long-term by allocating assets among
                                                                    stocks, bonds and short-term
                                                                    instruments.

Growth Fund............................    1992       $  743.7      Seeks capital appreciation by
                                                                    investing primarily in securities
                                                                    issued by companies that offer
                                                                    above-average growth potential,
                                                                    including relatively new or
                                                                    unseasoned companies.

High Income Fund.......................    1997       $   25.9      Seeks a high level of current income,
                                                                    with a secondary objective of seeking
                                                                    capital growth when consistent with
                                                                    its primary objective.

International Growth Fund..............    1992       $  205.5      Seeks long-term appreciation, with a
                                                                    secondary goal of realization of
                                                                    income, by investing in securities
                                                                    issued by companies or governments of
                                                                    any nation.

Limited-Term Bond Fund.................    1992       $   23.0      Seeks a high level of current income
                                                                    consistent with preservation of
                                                                    capital by investing primarily in
                                                                    debt securities of investment grade,
                                                                    including U.S. government securities,
                                                                    and maintaining a dollar-weighted
                                                                    average maturity of the portfolio of
                                                                    two to five years.

Municipal Bond Fund....................    1992       $   33.3      Seeks income that is not subject to
                                                                    Federal income taxation by investing
                                                                    primarily in municipal bonds.

Science and Technology Fund............    1997       $  226.8      Seeks long-term capital growth
                                                                    through a portfolio emphasizing
                                                                    science and technology securities.

Total Return Fund......................    1992       $  563.5      Seeks current income and capital
                                                                    growth by investing primarily in
                                                                    securities issued by companies that
                                                                    have a record of paying regular
                                                                    dividends on common stock or have the
                                                                    potential for capital appreciation.

                                                    NET ASSETS AT
                                                    DECEMBER 31,
                                          FIRST         1999
               FUND NAME                 OFFERED    (IN MILLIONS)           INVESTMENT OBJECTIVE
               ---------                 --------   -------------   -------------------------------------
TARGET/UNITED FUNDS

Asset Strategy Portfolio...............    1995       $   21.6      Seeks high total return over the
                                                                    long-term by allocating its assets
                                                                    among stocks, bonds and short-term
                                                                    instruments.

Balanced Portfolio.....................    1994       $  117.2      Seeks current income with a secondary
                                                                    objective of long-term appreciation
                                                                    of capital.

Bond Portfolio.........................    1987       $  110.5      Seeks reasonable return with emphasis
                                                                    on preservation of capital.

Growth Portfolio.......................    1987       $1,162.7      Seeks capital growth with current
                                                                    income as a secondary objective.

High Income Portfolio..................    1987       $  120.7      Seeks high current income, with a
                                                                    secondary objective of capital
                                                                    growth.

Income Portfolio.......................    1991       $  940.5      Seeks maintenance of current income,
                                                                    subject to market conditions with a
                                                                    secondary objective of capital
                                                                    growth.

International Portfolio................    1994       $  300.1      Seeks long-term appreciation of
                                                                    capital, with current income as a
                                                                    secondary objective by investing
                                                                    principally in securities issued by
                                                                    companies or governments of any
                                                                    nation.

Limited-Term Bond Portfolio............    1994       $    6.0      Seeks a high level of current income
                                                                    consistent with preservation of
                                                                    capital by investing primarily in
                                                                    debt securities of investment grade
                                                                    and maintaining a dollar weighted
                                                                    average maturity of the portfolio of
                                                                    two to five years.

Money Market Portfolio.................    1987       $   64.4      Seeks maximum current income
                                                                    consistent with stability of
                                                                    principal by investing in money
                                                                    market securities.

Science and Technology Portfolio.......    1997       $  252.7      Seeks long-term capital growth by
                                                                    investing primarily in science and
                                                                    technology securities.

Small Cap Portfolio....................    1994       $  318.0      Seeks capital growth by investing
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

    The business of the Company is subject to regulation at both the Federal and state level by the Securities and Exchange Commission (the "Commission") and other regulatory bodies. Certain subsidiaries of the Company are registered with the Commission under the Advisers Act and the Funds are registered with the Commission under the ICA and various filings are made with states under applicable state laws. A subsidiary of the Company is also registered as a broker-dealer with the Commission and is subject to regulation by the National Association of Securities Dealers, Inc. (the "NASD") and various states.

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

    W&R, a subsidiary of the Company, is also a member of the Securities Investor Protection Corporation. In its capacity as a broker-dealer, W&R is required to maintain certain minimum net capital and cash reserves for the benefit of its customers, which may limit its ability to pay dividends. W&R's net capital, as defined, has consistently met or exceeded all minimum requirements. Various regulations cover certain investment strategies that may be used by the Funds for hedging purposes. To the extent that the Funds purchase futures contracts, the Funds are subject to the commodities and futures regulations of the Commodity Futures Trading Commission. Under the rules and regulations of the Commission promulgated pursuant to the Federal securities laws, the Company is subject to periodic examination by the Commission. The Company is also subject to periodic examination by the NASD. A subsidiary of the Company is registered under the Securities Exchange Act of 1934 as a transfer agent. The most recent examination of the Company by the Commission was in February 1999. The most recent examination of the Company by the NASD was in November 1999. To date, no material issues resulting from those examinations have been raised.

COMPETITION

    The Company is subject to substantial competition in all aspects of its business. The Company competes with hundreds of other mutual fund management, distribution and service companies that distribute their fund shares through a variety of methods including affiliated and unaffiliated sales forces, broker-dealers, and direct sales to the public of shares offered at a low or no sales charge. Many larger mutual fund complexes have developed relationships with brokerage houses with large distribution networks, which may enable these fund complexes to reach broader client bases. The Company competes with firms offering similar services and products to those of the Company, such as American Express Financial Advisors Inc. and Edward Jones & Co. In addition, the Company competes with brokerage and investment banking firms, insurance companies, banks, and other financial institutions and businesses offering other financial products in all aspects of its business. Although no one company or group of companies dominates the mutual fund management and services industry, many are larger than the Company and have greater resources and offer a wider array of financial services and products. Competition is based on the methods of distribution of fund shares, the ability to develop investment products for certain segments of the market, the ability to meet the changing needs of investors, the ability to achieve superior investment management performance, the type and quality of shareholder services, and the success of sales promotion efforts. The Company believes that competition in the mutual fund industry will increase as a result of increased flexibility afforded to banks and other financial institutions to sponsor mutual funds and distribute mutual fund shares, and as a result of consolidation and acquisition activity within the industry. In addition, barriers to entry to the investment management business are relatively few, and the Company thus anticipates that it will face a growing number of competitors. Many of the Company's competitors in the mutual fund industry are larger, better known, have penetrated more markets than the Company, and have more resources than those of the Company.

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

    The Company's financial advisors compete primarily with small broker-dealers and independent financial advisors. The market for financial advice and planning is extremely fragmented, consisting primarily of relatively small companies with fewer than 100 investment professionals. Competition is based on sales techniques, personal relationships and skills, the quality of financial planning products and services, the quality of the financial and insurance products offered, and the quality of service. Competition in this area is intense and some of the competitors of the Company's financial advisors are larger, better known, and have more resources.

EMPLOYEES

    At December 31, 1999, the Company had 649 full-time employees. Its 2,611 financial advisors are independent contractors.

ITEM 2. PROPERTIES

    The Company, through its subsidiary, W&R, owns or leases buildings that are used in the normal course of business. W&R owns and occupies a 116,000 square foot office building utilized as its corporate headquarters at 6300 Lamar Avenue, Overland Park, Kansas. The Company is in the process of constructing an additional 110,000 square foot office building which should be completed in the third quarter of 2000. When completed, this building will be used primarily for additional Company occupancy. The Company intends to sell the corporate headquarters properties in 2000 and to enter into a lease on the same properties for its occupancy needs. Additional leased space is occupied in the immediate area for headquarters operations. W&R also leases division and district office space for its agency sales personnel in various cities and towns in the United States. The Company also owned land and four income producing multi-tenant buildings adjacent to the Company's headquarters. All of these multi-tenant properties were sold to an unrelated party on December 28, 1999.

ITEM 3. LEGAL PROCEEDINGS

    Certain of the Company's subsidiaries are involved from time to time in various legal proceedings and claims incident to the normal conduct of their businesses. On the basis of information presently available and advice received from counsel, it is the opinion of management that such legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    The Company's Class A and Class B Common Stock are traded on the New York Stock Exchange under the symbols "WDR" and "WDR.B", respectively. The closing prices on March 3, 2000, were $29.9375 for Class A Common Stock and $27.875 for Class B Common Stock.

    The table sets forth, for the periods indicated, the reported high and low close sale prices of the Company's Class A and Class B Common Stock, as reported on the New York Stock Exchange, as well as the cash dividends paid for these time periods:

                                    CLASS A
                                  MARKET PRICE

                                    1999                              1998
                       -------------------------------   -------------------------------
                                             DIVIDENDS                         DIVIDENDS
QUARTER                  HIGH       LOW      PER SHARE     HIGH       LOW      PER SHARE
-------                --------   --------   ---------   --------   --------   ---------
1....................  $23.8750   $18.8125    $.1325     $27.1250   $25.3750    $.1325
2....................   27.4375    19.8750     .1325      26.5000    21.8125     .1325
3....................   27.9375    22.1875     .1325      24.5000    16.6250     .1325
4....................   27.1875    20.4375     .1325      24.3750    17.0625     .1325

Year-end closing price for 1999 and 1998, respectively were: $27.1250 and
$23.6875

                                    CLASS B
                                  MARKET PRICE

                                    1999                              1998
                       -------------------------------   -------------------------------
                                             DIVIDENDS                         DIVIDENDS
                                                PER                               PER
QUARTER                  HIGH       LOW        SHARE       HIGH       LOW        SHARE
-------                --------   --------   ---------   --------   --------   ---------
1....................  $23.5000   $18.5625    $.1325     $     --   $     --    $.1325
2....................   27.0000    19.8750     .1325           --         --     .1325
3....................   27.3125    21.3750     .1325           --         --     .1325
4....................   25.1250    20.0000     .1325      24.0000   $19.7500     .1325

Year-end closing price for 1999 and 1998, respectively were: $25.1250 and
$23.2500

STOCKHOLDERS

    According to the records of the Company's transfer agent, the Company had 4,029 holders of record of the Class A Common Stock as of March 13, 2000, compared to 5,403 on March 8, 1999 and 4,430 holders of record of the Class B Common Stock as of March 13, 2000, compared to 5,853 on March 8, 1999. The Company believes that a substantially larger number of beneficial owners hold such shares in depository or nominee form.

DIVIDENDS

    The Company intends, from time to time, to pay cash dividends on its common stock as its Board of Directors deems appropriate, after consideration of the Company's operating results, financial condition, cash requirements, compliance with covenants in its revolving credit facility and such other factors as the Board of Directors deems relevant. The Company anticipates that quarterly dividends will continue at a level comparable to past quarterly dividends.

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth selected consolidated financial data for the Company at the dates and for the periods indicated. Selected financial data should be read in conjunction with, and is qualified in its entirety by, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and the Notes thereto appearing elsewhere in this report.

                                                    FOR THE YEARS ENDED DECEMBER 31,
                                     --------------------------------------------------------------
                                        1999         1998         1997         1996         1995
                                     ----------   ----------   ----------   ----------   ----------
                                      (IN THOUSANDS EXCEPT PER SHARE AND FINANCIAL ADVISORS DATA)
Revenues from:
  Investment management............  $  178,612   $  137,823   $  117,784   $  101,466   $   85,289
  Underwriting and distribution....     126,318      106,615       89,427       85,837       70,393
  Shareholder service..............      41,525       33,808       30,763       28,378       23,527
  Revenue excluding investment
    Income.........................     346,455      278,246      237,974      215,681      179,209
  Total revenue....................     356,657      287,289      241,772      220,976      183,504
Net income.........................      81,767       83,735       70,292       66,700       53,501
  per common share-basic...........        1.37         1.27         1.06         1.00          .80
  per common share-diluted.........        1.34         1.27         1.06         1.00          .80
Net income excluding
  Nonrecurring items (1)...........      96,382       88,060       74,696       64,174       50,975
  per common share--basic (1)(2)...        1.62         1.34         1.12         0.97         0.77
  per common share--diluted
    (1)(2).........................        1.58         1.33         1.12         0.97         0.77
Dividends per common share.........       $0.53        $0.53            0            0            0
Investment product sales...........  $2,149,842   $1,827,526   $1,518,257   $1,505,100   $1,187,609
Financial advisors (end of
  period)..........................       2,611        2,370        2,160        2,010        2,335
Financial advisors (average).......       2,329        2,175        2,072        2,072        2,251
Investment product sales per
  advisor..........................        $884         $840         $733         $726         $528

                                                                  AS OF DECEMBER 31,
                                                 ----------------------------------------------------
                                                                       ------------------------------
                                                   1999       1998       1997       1996       1995
                                                 --------   --------   --------   --------   --------
                                                                    (IN MILLIONS)
Assets under management........................  $37,302    $27,744    $23,417    $19,070    $18,489
Balance sheet data:
  Goodwill.....................................    113.0       95.9       98.8      101.7      104.6
  Total assets (3).............................    335.1      327.2      447.0      429.3     283.34
  Short term debt..............................    125.3       40.1          0          0          0
  Total liabilities (4)........................    208.7      120.0      676.9      196.7       65.1

------------------------

(1) Excludes nonrecurring charges in 1999 of $14.6 million relating to restructuring mutual fund products and a loss from the sale of real estate properties. Excludes impact of nonrecurring interest relating to notes with Torchmark Corporation ("Torchmark") which were prepaid with proceeds from the initial public offering for 1998, 1997, 1996, and 1995. Excludes nonrecurring 1997 charges related to information systems outsourcing.

(2) The number of shares used to compute earnings per share for 1997 and previous years was the number of shares outstanding at the initial public offering.

(3) Includes amounts due from Torchmark of $0, $0, $192.7, $184.5, and $57.2 million for 1999, 1998, 1997, 1996, and 1995, respectively.

(4) Includes amounts due to Torchmark of $0, $0, $611.6, $126.6, and $13.6 million for 1999, 1998, 1997, 1996, and 1995, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS ITEM INCLUDES STATEMENTS THAT ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, HOPES, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS FORM 10-K REGARDING THE COMPANY'S FINANCIAL POSITION, BUSINESS STRATEGY AND OTHER PLANS AND OBJECTIVES FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-K ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE SUCH FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS AND EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT OR THAT THE COMPANY WILL TAKE ANY ACTIONS THAT MAY PRESENTLY BE PLANNED. CERTAIN IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS ARE DISCLOSED IN THE "RISK FACTORS" SECTION OF THIS
FORM 10-K ANNUAL REPORT, WHICH INCLUDE, WITHOUT LIMITATION, THE ADVERSE EFFECT FROM A DECLINE IN SECURITIES MARKETS OR IF THE COMPANY'S PRODUCTS' PERFORMANCE DECLINES, FAILURE TO RENEW INVESTMENT MANAGEMENT AGREEMENTS, COMPETITION, CHANGES IN GOVERNMENT REGULATION, AVAILABILITY AND TERMS OF CAPITAL AND ACQUISITION STRATEGY. ALL SUBSEQUENT WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY SUCH FACTORS.

    The following should be read in conjunction with the "Selected Financial Data" and the Company's Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

OVERVIEW

    The Company derives its revenues primarily from providing investment management, distribution and administrative services to the United, W&R and Target/United Funds and institutional accounts. Investment management fees, the Company's most substantial source of revenue, are based on the amount of assets under management and are affected by sales levels, financial market conditions, redemptions and the composition of assets. Underwriting and distribution revenues consist of sales charges and commissions derived from sales of investment and insurance products and distribution fees. The products sold have various sales charge structures and the revenues received from sales of products vary based on the type and amount sold. Rule 12b-1 distribution fees earned for distributing shares of certain mutual funds are based upon a percentage of assets and fluctuate based on sales, redemptions, and financial market conditions. Service fees include transfer agency fees, custodian fees for retirement plan accounts and portfolio accounting fees.

    In June of 1999, the Funds boards of directors approved the proposal to restructure the management fee arrangements of the Funds. This restructuring replaced the group fee structure and specific fund add-on fee with a specific fee schedule for each Fund. The Funds' fee schedules include breakpoints at which fee rates decline as assets increase. These schedules more closely conform with others in the mutual fund industry and as of year end it had a favorable impact on the Company's overall management fee rate of approximately .08% of mutual fund assets under management, which is expected to continue.

    In October of 1999, the Company restructured its United Funds and the W&R Funds. Commencing October 4, the United Funds began offering Class B shares (back-end sales charges) and Class C shares ("level sales charge shares"). These are in addition to the already offered Class A shares ("front-end sales charge shares") and Class Y shares ("institutional shares"). Concurrently, the W&R Funds began offering Class C shares ("level sales charge shares"). These are in addition to the already offered Class Y shares ("institutional shares"). At the same time, the W&R Funds Class B shares were no longer offered for new sales due to their non-industry standard structure. The existing W&R Funds' Class B shares will convert to W&R Fund Class C shares in the first quarter of 2000. Upon conversion of the W&R Fund Class B shares, no contingent deferred sales charges will be collected for any converted share redemptions. As a result of the discontinuation of the W&R Funds Class B shares, the Company wrote off
$19.0 million of deferred acquisition costs in the fourth quarter of 1999. The Company expects that this restructuring of shares will enhance competitiveness and strategic distribution alternatives.

SUMMARY OF OPERATING RESULTS

                                                  1999                  1998                  1997
                                           -------------------   -------------------   -------------------
                                                        % OF                  % OF                  % OF
                                            AMOUNT    REVENUE     AMOUNT    REVENUE     AMOUNT    REVENUE
                                           --------   --------   --------   --------   --------   --------
                                                                  ($ IN THOUSANDS)
OPERATING REVENUES:
  Investment management fees.............  $178,612     50.1%    137,823      48.0%    117,784      48.7%
  Underwriting and distribution fees.....   126,318     35.4     106,615      37.1      89,427      37.0
  Shareholder service fees...............    41,525     11.6      33,808      11.8      30,763      12.7
                                           --------    -----     -------     -----     -------     -----
  Total operating revenues...............   346,455     97.1     278,246      96.9     237,974      98.4
  Investment and other income............    10,202      2.9       9,043       3.1       3,798       1.6
                                           --------    -----     -------     -----     -------     -----
  Total revenue..........................   356,657    100.0     287,289     100.0     241,772     100.0
OPERATING EXPENSES:
  Underwriting and distribution..........   124,938     35.1      99,575      34.6      79,995      33.1
  Compensation and related costs.........    44,944     12.6      31,512      11.0      26,618      11.0
  General and administrative.............    19,245      5.4       8,551       3.0      15,826       6.5
  Amortization of goodwill...............     3,224      0.9       2,903       1.0       2,903       1.2
  Depreciation...........................     2,162      0.6       1,892       0.7       1,307       0.6
                                           --------    -----     -------     -----     -------     -----
  Total operating expense (1)............   194,513     54.6     144,433      50.3     126,649      52.4
OTHER ITEMS:
  Interest expense.......................     6,546      1.8         704       0.2           0       0.0
                                           --------    -----     -------     -----     -------     -----
  Total expense..........................   201,059     56.4     145,137      50.5     126,649      52.4
                                           --------    -----     -------     -----     -------     -----
  Income before affiliated items and
    income taxes (1).....................  $155,598     43.6%    142,152      49.5%    115,123      47.6%
                                           --------    -----     -------     -----     -------     -----

------------------------

(1) Excludes a $19.0 million charge for write off of deferred acquisition costs and a $4.6 million loss on sale of real estate in 1999.

TOTAL REVENUES

1999 OVER 1998

    Total operating revenues increased $68.2 million or 25% to $346.5 million in 1999 compared to 1998. Total revenues, which include investment and other income, were $356.7 million in 1999, a 24% increase from 1998. Income before affiliated items and income taxes increased 9% to $155.6 million in 1999 compared to 1998. Income before affiliated items and income taxes as a percentage of revenue was 43.6% in 1999 and 49.5% in 1998.

1998 OVER 1997

    Total operating revenues increased $40.3 million or 17% to $278.2 million in 1998 compared to 1997. Total revenues, which include investment and other income, were $287.3 million in 1998, a 19% increase from 1997. Income before affiliated items and income taxes increased 23% to $142.2 million in 1998 when compared to 1997. Income before affiliated items and income taxes as a percentage of revenue was 49.5% and 47.6% in 1998 and 1997, respectively. In 1997, the Company incurred charges related to outsourcing transfer agency data processing activities and the discontinuation of internally developed systems, which resulted in a $6.8 million pretax expense.

INVESTMENT MANAGEMENT FEES

1999 OVER 1998

    Investment management fees are earned for providing investment advisory services to the Funds and institutional and privately managed accounts. Investment management fees in 1999 were $178.6 million, a 30% increase over 1998. Average assets under management were $30.3 billion for 1999, an increase of 18% compared with 1998. The increase in management fee revenue was due to several factors. First, the restructuring of the Fund's management fee arrangements that became effective July 1, 1999 added approximately
$11.2 million to management fee revenue. Secondly, the acquisition of ACF in August of 1999 contributed approximately $3.6 million. Finally, strong market performance and relative performance resulted in a greater composition of average assets in equity funds, especially growth, small cap, and technology funds, which have higher management fee rates.

1998 OVER 1997

    Investment management fees in 1998 were $137.8 million, a 17% increase over 1997. The increase in management fees was due primarily to growth in assets related to market performance. Average assets under management were $25.6 billion for 1998, an increase of 20% compared with 1997. The asset growth rate exceeded the rate of increase in management fees due primarily to two factors. First, certain mutual funds have breakpoints in their fee schedules which provide for reduced fee rates as assets grow, resulting in a slower rate of growth in revenues than growth in assets. Secondly, institutional assets, which generally have a lower management fee rate than mutual funds, constituted a higher percentage of total assets for 1998.

UNDERWRITING AND DISTRIBUTION FEES

1999 OVER 1998

    Underwriting and distribution fees are comprised of: commissions charged on sales of front-load mutual funds, variable products and insurance products; and Rule 12b-1 asset based distribution fees and contingent deferred sales charges from back-end and level load funds. Underwriting and distribution fees in 1999 increased 18% to $126.3 million. This increase is primarily attributable to increases in sales volume of front-load investment products. Commission revenues from front-load investment products, primarily the United Funds and variable annuity products, accounted for 75%, or $14.7 million of this $19.7 million increase in 1999 over 1998. Distribution revenue from back-end and level load funds increased $2.5 million or 28% to $11.3 million due to growth in the asset value of these funds, partially offset by lower contingent deferred sales charges. Commission revenue from insurance product sales was up $2.5 million to $19.1 million for 1999 due to increased sales of variable universal life insurance.

1998 OVER 1997

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

SHAREHOLDER SERVICE FEES

1999 OVER 1998

    Shareholder service fees include transfer agency fees, custodian fees from retirement plan accounts and portfolio accounting fees. The transfer agency and custodian fees, which comprised 95% of the service fee revenues in 1999, are primarily based on annual charges per account and fluctuate based on the number of accounts. In 1999, shareholder service fees increased 23% to $41.5 million due primarily to a 12% increase in the average number of accounts. In addition, a fee increase in the fourth quarter of 1998, coinciding with the outsourcing of the data processing component of transfer agency activities, caused the increase in revenues to exceed the increase in number of accounts serviced. This fee increase contributed $4.8 million to the growth in revenue in 1999.

1998 OVER 1997

    The transfer agency fees and custodian fees comprised 94% of the service fee revenue in 1998. In 1998, shareholder service fees increased 10% to $33.8 million due primarily to an 8% increase in the average number of accounts. A fee increase in the fourth quarter of 1998, coinciding with the outsourcing of the data processing component of transfer agency activities, caused the increase in revenues to exceed the increase in number of accounts serviced.

UNDERWRITING AND DISTRIBUTION EXPENSE

1999 OVER 1998

    Underwriting and distribution expense includes costs associated with the marketing, promotion, and distribution of the Company's products. The primary costs are compensation paid to financial advisors, sales management and other marketing personnel, plus expenses relating to field offices, sales programs and advertising. Underwriting and distribution expense for 1999 was $124.9 million, an increase of $25.4 million or 25% compared with 1998. The largest contributor to the increase in distribution expenses was commission expense and related sales force payouts related to sales volume. Other factors included higher production and asset retention incentive compensation of $6.0 million, higher net costs relating to field offices, marketing and national advertising of $5.5 million and increased sales program costs of $2.7 million. The Company began restructuring its mutual fund products in the fourth quarter of 1999. Due to their non-industry standard structure, the W&R Funds' Class B shares were closed for new sales and will convert into Class C shares, which have an industry standard structure. Concurrently, the United Funds began offering
Class B shares and Class C shares. Upon conversion of the W&R Class B shares, no contingent deferred sales charges will be collected for any converted share redemptions. The deferred selling costs of $19.0 million related to the W&R Class B share conversion were written off on November 30(th), concurrent with the necessary approvals for share conversion. It is estimated that underwriting and distribution expenses will be reduced by approximately $3.0 million per year as a result of the restructuring and related write-off, primarily through foregone amortization of deferred selling costs.

1998 OVER 1997

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

COMPENSATION AND RELATED COSTS

1999 OVER 1998

    Compensation and related costs for 1999 were $44.9 million, an increase of $13.4 million or 43% compared to 1998. The average number of employees increased by 25% as the Company continued to invest in investment management, client service, and support personnel. Additional performance based compensation accounted for $3.8 million of the increase in compensation costs due primarily to investment performance compensation paid to portfolio managers and to a lesser extent to the inclusion of middle management in incentive compensation plans. Higher pension and health insurance costs were additional factors for the increase in compensation costs. Pension and related costs were $.8 million higher due to personnel additions and a higher rate of compensation increase. Higher health insurance costs contributed $1.1 million to the increase as reserves were increased to reflect higher claims exposure

1998 OVER 1997

    Compensation and related costs were up 18% to $31.5 million in 1998 due primarily to an increase in the average number of employees of 8%. Higher performance based compensation and raises accounted for the remaining increase.

GENERAL AND ADMINISTRATIVE EXPENSE

1999 OVER 1998

    General and administrative expense, which reflects operating costs other than compensation and marketing, was up $10.7 million or 125% to $19.2 million for 1999. Approximately $5.4 million of this increase was attributable to the implementation of a new transfer agency system in the fourth quarter of 1998. Higher shareholder service fee revenue coinciding with this implementation offset most of the increased costs. The growth of the Company's operations added to higher administrative costs, including the acquisition of ACF, new consulting arrangements, proxy and shareholder meeting costs, and additional facilities rental to accommodate growth.

1998 OVER 1997

    General and administrative expense was down 46% to $8.6 million for 1998 due primarily to non-recurring charges of $6.8 million in 1997 related to the outsourcing of the data processing component of transfer agency activities and the discontinuation of internally developed systems.

INVESTMENT AND OTHER INCOME

1999 OVER 1998

    Investment and other income increased $1.2 million to $10.2 million in 1999. Average invested cash and marketable securities were $149.3 million in 1999 compared with $144.8 million in 1998. Substantially all of the increase in investment and other income was attributable to higher net rental income from investment in real estate properties. These properties were sold on December 28, 1999 for net proceeds of $16.5 million. Pretax income realized from rental operations of these properties in 1999 was $1.0 million.

1998 OVER 1997

    Investment and other income increased $5.2 million to $9.0 million in 1998 due to the investment of operating cash flows. Average invested cash and marketable securities were $144.8 million in 1998 compared with $82.4 million in 1997. All growth in average cash and marketable securities was in securities which have higher investment yields than cash and cash equivalents.

DEPRECIATION

1999 OVER 1998

    Depreciation of property and equipment increased by $270,000 or 14% in 1999 to $2.2 million. Property and equipment increased by $7.0 million or 34% to $27.6 million. This increase was primarily the result of $3.8 million in expenditures related to the ongoing construction of a building to be used for the Company's home office operations and a $3.0 million reclassification of land for the new building site previously classified as investment in real estate. As previously disclosed, the Company intends to sell the home office properties to a third party in 2000 and will enter into a lease for its home office operations. The sale is expected to generate a gain, which will be deferred over the lease term.

1998 OVER 1997

    Depreciation of property and equipment increased by $585,000 or 45% to $1.9 million due to additions of property and equipment in late 1998. Property and equipment was $20.6 million at year end 1998, up $8.6 million from 1997. A reclassification was made to transfer $3.0 million of land from investment in real estate to property and equipment. The addition of depreciable assets in 1998 was $5.6 million.

INTEREST EXPENSE

1999 OVER 1998

    The Company entered into a $200 million credit facility arrangement in October of 1998. This facility was renewed in October of 1999, when it was expanded to $220 million. The Company utilized this facility in 1999 to fund share repurchases during the year and acquire ACF in August of 1999. The average interest rate applied to this facility, excluding facility costs, was 5.73% in 1999. The average amount outstanding on this facility was $106.0 million. In 1999, interest expense and related facility costs were $6.5 million compared to $704,000 for 1998. At the end of 1999 the Company had an outstanding balance of $125.3 million under its credit facility, compared to $40.1 million at the end of 1998.

LOSS ON THE SALE OF REAL ESTATE

    On December 28, 1999, the Company completed the sale of all multi-tenant properties to unrelated third parties. Proceeds from the sale were $16.5 million resulting in a $4.6 million pretax loss.

WRITE-OFF OF DEFERRED ACQUISITION COSTS

    The Company began restructuring its mutual fund products in the fourth quarter of 1999. Due to their non-industry-standard structure, the W&R Funds' Class B shares were closed for new sales and will convert into Class C shares, which have an industry standard structure. Concurrently, the United Funds began offering Class B shares and Class C shares. Upon conversion of the W&R Class B shares, no contingent deferred sales charge will be collected for any converted share redemptions. The deferred selling costs related to the W&R Funds' Class B shares in the amount of $19.0 million were written off on November 30(th), concurrent with the necessary approvals for share conversion. By offering additional classes of mutual fund shares and closing funds with non-industry standard structure, the restructuring will: 1) be more consistent with that of the industry, 2) provide its clients with more choices and greater value, and
3) accommodate additional changes for strategic distribution flexibility.

AFFILIATED INTEREST INCOME AND EXPENSE

    Prior to its initial public offering in March of 1998, the Company had various notes payable and notes receivable with Torchmark and certain subsidiaries of Torchmark. The affiliated interest income and expense as reported for 1998 and 1997 pertain to these notes and were prepaid with proceeds from the offering.

INCOME TAXES

    The Company's effective income tax rate was 38.1%, 38.2%, and 39.0% in 1999, 1998, and 1997, respectively.

FINANCIAL CONDITION

    At December 31, 1999, the Company's total assets were $335.1 million, up $7.9 million from December 31, 1998. In 1999, the Company repurchased
5.8 million shares of its common stock at a total cost of $132.2 million compared to 3.6 million shares of its common stock at a total cost of $74.8 million during the third and fourth quarters of 1998. The credit facility was utilized to fund these share repurchases. At December 31, 1999, the Company's outstanding debt, including principal and accrued interest was $125.3 million compared to $40.1 million on December 31, 1998. The average interest rate on the amount outstanding was 6.98% and 5.94% for 1999 and 1998, respectively. Interest and related costs related to the facility were $6.5 million during 1999 and $.7 million during 1998.

LIQUIDITY AND CAPITAL RESOURCES

    Cash provided by operating activities increased $29.6 million to $108.3 million for 1999 due to higher net income from operations, excluding non-cash items as well as the timing of cash received and cash paid on assets and liabilities. Net cash provided by investing activities in 1999 was $779,000, compared to a net $97.7 million used in 1998. Proceeds from the sale and maturity of investments exceeded purchases of investments by $12.4 million in 1999. In 1998, the Company had net additions to investments of $84.2 million. At December 31, 1999, the Company had $151.2 million in cash and marketable investment securities, of which $17.1 million was restricted for the benefit of customers in compliance with securities industry regulations. Cash and marketable securities at December 31, 1998 were $133.3 million, of which $10.8 million was restricted. Other investing activities in 1999 provided proceeds of $16.5 million from the sale of real estate and used $21.7 million for the acquisition of ACF. In 1999, the Company used $78.3 million in net financing activities compared with $24.6 million in 1998. In 1999, the Company repurchased 2.0 million shares of Class A and 3.8 million shares of Class B common stock, the combined cost of which was $132.2 million, and paid
$32.0 million in cash dividends. Net borrowings of $85.0 million on the credit facility were utilized in 1999 to finance share repurchases and the acquisition of ACF. The $220 million, 364-day revolving credit facility, expandable to $330 million, had $125.0 million outstanding at December 31, 1999.

    Management believes its available cash, marketable securities, and expected cash flow from operations will be sufficient to fund dividends, operations, advance sales commissions, obligations, and other reasonably foreseeable cash needs. The Company may also continue to repurchase shares of its common stock from time to time as management deems appropriate. The share repurchases could be financed by the Company's available cash and investments and/or the use of the Company's revolving credit facility.

SUBSEQUENT EVENTS

    From January 1, 2000 through March 3, 2000, the Company repurchased 922,000 Class A shares and 836,000 Class B shares at an aggregate cost of $51.3 million.

    The Company had previously expected to enter into a written agreement for the sale and leaseback of the home office properties to an unrelated party. That particular transaction was not completed; however, the Company plans to pursue other buyers for its home office properties in 2000.

    On February 28, 2000, the Company announced a definitive agreement to acquire The Legend Group in a business combination to be accounted for as a purchase. The Legend Group, through its network of more than 300 financial advisors, serves employees of school districts and other not-for-profit organizations nationwide by providing distribution and retirement planning, primarily in the 403(b) market. The

Company expects to acquire The Legend Group for a purchase price of $61 million in cash and contingent cash payments over 3 years of up to $14 million. The excess of the purchase price over the fair market value of the net assets of The Legend Group will be amortized on a straight-line basis over 25 years. The Legend Group has approximately 61,000 clients with $3.1 billion in third-party mutual fund assets, primarily in retirement plans. For the year 1999, The Legend Group had $39.1 million of revenue and $7.7 million of earnings before interest, taxes, depreciation, amortization expenses and adjustments for the cancellation of certain management contracts. The results of operations of The Legend Group will be included with the results of the Company from the date of acquisition, which is expected to be March 31, 2000.

    On February 23, 2000, the Board of Directors authorized a three-for-two stock split, to be effected as a dividend, on both its Class A and Class B common stock to stockholders of record as of March 17, 2000. On April 7, 2000 the additional shares will be distributed along with checks for the value of any remaining fractional shares. Earnings per share, when restated for this stock split, in 1999 would have been $0.91 for basic EPS and $0.89 for diluted EPS. Earnings per share, when restated for this stock split, in 1998 would have been $0.84 for both basic and diluted EPS.

RECENT ACCOUNTING DEVELOPMENTS

    In June of 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This Statement is not expected to have a material impact on the Company.

INFORMATION SYSTEMS AND YEAR 2000 READINESS

    The Company believes its software programs and operating systems are year 2000 compliant and ready for use beyond the year 2000.

    The Company is not currently aware of any material year 2000 problem relating to any of its material internal software programs or operating systems. Its internal operations and business are also dependent upon the computer-controlled systems of third parties such as our suppliers, customers and other service providers. The Company believes that, absent a systemic failure outside its control, such as a prolonged loss of electrical or telecommunications service, year 2000 problems at third parties will not have a material impact on its operations. The failure of the Company's internal systems or the systems of third parties to be year 2000 ready could temporarily prevent the Company from providing service to its customers and could require the Company to devote significant resources to correct such problems. The costs associated with remediating any year 2000 problems have not, in the opinion of management, been material to date. Although the Company does anticipate that these costs will be material in the future, there can be no assurance that these costs will not be material.

SEASONABILITY AND INFLATION

    The Company does not believe its operations are subject to significant seasonal fluctuations. The Company does not believe that inflation has had a significant impact on operations.

RISK FACTORS

    THERE MAY BE ADVERSE EFFECTS ON OUR REVENUES, EARNINGS AND PROSPECTS IF THE SECURITIES MARKETS DECLINE. Our results of operations are affected by certain economic factors, including the level of the securities markets. We have benefited from the favorable performance of the securities markets in recent years which has attracted a substantial increase in the investments in the securities markets. A decline in the securities markets, failure of the securities markets to sustain their recent levels of growth or short-term volatility in the securities markets could result in investors withdrawing from the markets or decreasing their rate of investment, either of which could adversely affect our revenues, earnings and growth prospects. Because our revenues are, to a large extent, based on the value of assets under management, a decline in the value of these assets would adversely affect our revenues. Our growth is dependent to a significant degree upon our ability to attract and retain mutual fund assets and in an adverse economic environment, this may prove difficult. Our growth rate has varied from year to year and there can be no assurance that the average growth rates sustained in the recent past will continue.

    THERE MAY BE ADVERSE EFFECTS ON OUR REVENUES AND EARNINGS IF OUR FUNDS' PERFORMANCE DECLINES. Success in the investment management and mutual fund businesses is dependent on the investment performance of client accounts. Good performance stimulates sales of the Funds' shares and tends to keep redemptions low. Sales of the Funds' shares in turn generate higher management fees and distribution revenues. Good performance also attracts private institutional accounts. Conversely, poor performance results in decreased sales, increased redemptions of the Funds' shares, and the loss of private institutional accounts, resulting in decreases in revenues. Failure of our Funds to perform well could, therefore, have a material adverse effect on our revenues and earnings.

    THERE MAY BE AN ADVERSE EFFECT ON OUR BUSINESS IF OUR INVESTORS REMOVE THE ASSETS WE MANAGE ON SHORT NOTICE. A substantial majority of our revenues are derived from investment management agreements with our funds that are terminable on 60 days' notice. Each investment management agreement must be approved and renewed annually by the disinterested members of each fund's board or its shareholders. Some of these investment management agreements may be terminated or not renewed, and new agreements may be unavailable. In addition, mutual fund investors may redeem their investments in the funds at any time without any prior notice. Investors can terminate their relationship with us, reduce the aggregate amount of assets under management, or shift their funds to other types of accounts with different rate structures for any of a number of reasons, including investment performance, changes in prevailing interest rates and financial market performance. The decrease in revenues that could result from any such event could have a material adverse effect on our business.

    WE FACE INCREASED COMPETITION IN HIRING AND RETAINING KEY PERSONNEL AND SALES FORCE. Our continued success depends to a substantial degree on our ability to attract and retain qualified personnel to conduct our fund management and investment advisory business. The market for qualified fund managers, investment analysts, and financial advisors is extremely competitive and has grown more so in recent periods because of the growth in the industry. We are dependent on our sales force to sell our mutual funds and other investment products. Our growth prospects will be directly affected by the quality and quantity of financial advisors we are able to successfully recruit and retain. There can be no assurances that we will be successful in our efforts to recruit and retain the required personnel.

    WE FACE STRONG COMPETITION FROM NUMEROUS AND SOMETIMES LARGER COMPANIES. We compete with stock brokerage and investment banking firms, insurance companies, banks, online and Internet investment sites and other financial institutions. Many of these companies not only offer mutual fund investments and services but also offer other financial products and services. Many of our competitors have more products and product lines, services, and may also have substantially greater assets under management. Many larger mutual fund complexes have developed relationships with brokerage houses with large distribution networks, which may enable these fund complexes to reach broader client bases. In recent years, there has been a trend of consolidation in the mutual fund industry resulting in stronger competitors with greater financial resources than us. There has also been a trend toward online Internet financial services. If existing customers stop investing with us and instead invest with our competitors, or if potential customers decide to invest with our competitors, it would cause our market share, revenues and income to decline.

    POTENTIAL MISUSE OF FUNDS AND INFORMATION IN THE POSSESSION OF OUR ADVISORS COULD RESULT IN LIABILITY TO OUR CLIENTS. Our financial advisors handle a significant amount of funds and financial and personal information for our clients. Although we have implemented a system of controls to minimize the risk of fraudulent taking or misuse of funds and information, there can be no assurance that our controls will be adequate or that a taking or misuse by our employees can be prevented. We could have liability in the event of a taking or misuse by our employees and we could also be subject to regulatory sanctions. Although we believe that we have adequately insured against these risks, there can be no assurance that our insurance will be maintained or that it will be adequate to meet any future liability.

    THERE ARE NO ASSURANCES THAT WE WILL PAY FUTURE DIVIDENDS. Our Board of Directors currently intends to continue to declare quarterly dividends on both our Class A Common Stock and our Class B Common Stock. The declaration and payment of dividends is subject to the discretion of our Board of Directors. Any determination as to the payment of dividends, as well as the level of such dividends, will depend on, among other things, general economic and business conditions, our strategic plans, our financial results and condition, contractual, legal, and regulatory restrictions on the payment of dividends by us or our subsidiaries. We are a holding company and, as such, our ability to pay dividends is subject to the ability of our subsidiaries to provide us cash. There can be no assurance that the current quarterly dividend level will be maintained or that we will pay any dividends in any future period.

    REGULATORY RISK IS SUBSTANTIAL IN OUR BUSINESS. Our investment management business is heavily regulated. Noncompliance with applicable laws or regulations could result in sanctions being levied against us, including fines and censures, suspension or expulsion from a certain jurisdiction or market or the revocation of licenses. Noncompliance with applicable laws or regulations would adversely effect our reputation, prospects, revenues and earnings. In addition, changes in current laws or regulations or in governmental policies could adversely affect our operations, revenues and earnings.

    PROVISIONS OF OUR ORGANIZATIONAL DOCUMENTS COULD DETER TAKEOVER
ATTEMPTS. Under our certificate of incorporation, our Board of Directors has the authority, without action by our stockholders, to fix certain terms and issue shares of our Preferred Stock, par value $1.00 per share. Actions of our Board of Directors pursuant to this authority may have the effect of delaying, deterring, or preventing a change in control of the company. Other provisions in our certificate of incorporation and in our bylaws impose procedural and other requirements that could be deemed to have anti-takeover effects, including replacing incumbent directors. In addition, our Board of Directors is divided into three classes, each of which is to serve for a staggered three-year term after the initial classification and election and, incumbent directors may not be removed without cause, all of which may make it more difficult for a third party to gain control of our Board of Directors.

    As a Delaware corporation we are subject to section 203 of the Delaware General Corporation Law. With certain exceptions, section 203 imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our voting stock.

    OUR STOCKHOLDERS RIGHTS PLAN COULD DETER TAKEOVER ATTEMPTS.   In 1999 we
adopted a stockholders rights plan pursuant to which rights attached to each share of our then outstanding Class A Common Stock and Class B Common Stock. The rights generally are exercisable only if a person or group acquires 15% or more of the voting power as represented by our Class A and Class B Common Stock. Under certain conditions, the rights entitle the holders to receive shares of our Class A Common Stock having a value equal to two times the exercise price of the right. Our stockholders rights plan could impede the completion of a merger, tender offer, or other takeover attempt even though some or a majority of our stockholders might believe that a merger, tender offer or takeover is in their best interests and even if such transactions could result in our stockholders receiving a premium for their shares of our stock over the then current market price of our stock.

    THE TERMS OF OUR CREDIT FACILITY IMPOSE RESTRICTIONS ON OUR OPERATIONS. THERE ARE NO ASSURANCES WE WILL BE ABLE TO RAISE ADDITIONAL CAPITAL. We have entered into a loan agreement for a $220 million, expandable to $330 million, 364-day revolving line of credit facility with various lenders. At December 31, 1999, there was $125.3 million outstanding under this line of credit. The terms and conditions of the revolving credit facility impose restrictions that affect, among other things, our ability to incur debt, make capital expenditures, merge, sell assets, make distributions, or create or incur liens. Availability of our credit facility is also subject to certain financial covenants. Our ability to comply with the covenants can be affected by events beyond our control and there can be no assurance that we will achieve operating results that comply with the provisions of the credit agreement. A breach of any of these covenants could result in a default under our credit facility. In the event of a default, the banks could elect to declare the outstanding principal amount of our credit facility, all interest thereon and all other amounts payable under our credit facility to be immediately due and payable.

    Our ability to satisfy our debt obligations will depend upon our future operating performance, which will be affected by prevailing economic, financial and business conditions and other factors, some of which are beyond our control. We anticipate that borrowings from our existing revolving credit facility, or the refinancing of our revolving credit facility, and cash provided by operating activities, will provide sufficient funds to finance anticipated development plans, meet our operating expenses and service our debt requirements as they become due. However, in the event that we require additional capital, there can be no assurance that we will be able to raise such capital when needed or on satisfactory terms, if at all. Also, there can be no assurance that we will be able to refinance our current credit facility upon its maturity or on favorable terms. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".

    SYSTEMS FAILURE MAY DISRUPT OUR BUSINESS. Our business is highly dependent on communications and information systems, including our mutual fund transfer agency system maintained by a third-party service provider. We are highly dependent on our ability to process a large number of transactions on a daily basis and also on the proper functioning of computer systems of third parties. We rely heavily on financial, accounting and other data processing systems. If any of these do not function properly, we could suffer financial loss, business disruption, liability to clients, regulatory intervention or damage to our reputation. If our systems are unable to accommodate an increasing volume of transactions, our ability to expand could be affected. Although we have back-up systems in place, we cannot be sure that any systems failure or interruption, whether caused by a fire, other natural disaster, power or telecommunications failure, act of war or otherwise will not occur, or that back-up procedures and capabilities in the event of any failure or interruption will be adequate.

    THERE MAY BE AN ADVERSE EFFECT ON THE VALUE OF OUR CLASS A COMMON STOCK DUE TO THE DISPARATE VOTING RIGHTS OF OUR CLASS A COMMON STOCK AND OUR CLASS B COMMON STOCK. The holders of our Class A Common Stock and our Class B Common Stock have identical rights except that (1) holders of our Class A Common Stock are entitled to one vote per share while holders of our Class B Common Stock are entitled to five votes per share on all matters to be voted on by our stockholders and (2) holders of our Class A Common Stock are not eligible to vote on any alteration of the powers, preferences, or special rights of our Class B Common Stock that would not adversely affect our Class A Common Stock and vice versa. For example, holders of our Class A Common Stock would not be entitled to vote on proposals to decrease the voting power of the Class B Common Stock, to decrease the right of Class B Common Stock to receive dividends, or to diminish the rights of the our Class B Common Stock in liquidation, and vice versa. The differential in the voting rights could adversely affect the value of the Class A Common Stock to the extent that investors or any potential future purchaser of the Company views the superior voting rights of the Class B Common Stock to have value. The existence of two separate classes of common stock could result in less liquidity for either class of common stock than if we had only one class of common stock.

    WE MAY HAVE DIFFICULTY EXECUTING OUR ACQUISITION STRATEGY. We have adopted a strategy to selectively pursue acquisitions and alliances that will add new products or alternative distribution systems. There can be no assurance that we will find suitable acquisition candidates at acceptable prices, have sufficient capital resources to realize our acquisition strategy or be successful in entering into definitive agreements for desired acquisitions. In addition, we have limited experience in finding, acquiring and integrating other companies and we may not be successful in the integration of acquired companies. An acquisition may not prove to add new products or distribution systems or otherwise be advantageous to us.

    WE MAY NOT BE ABLE TO SELL AND LEASE-BACK OUR HOME OFFICE PROPERTIES. In connection with our decision to sell certain of our investments in real estate, we are attempting to sell and lease-back our home office properties. There can be no assurances that we will be successful in our efforts to sell and lease-back our home office properties on acceptable terms or be successful in entering into definitive agreements for such a sale and lease-back.

    THE RESTRUCTURING OF OUR MUTUAL FUND PRODUCTS TO ENHANCE OUR COMPETITIVENESS AND DISTRIBUTION CHANNELS MAY NOT BE SUCCESSFUL. In October 1999, we restructured our mutual fund products by offering additional classes of mutual fund shares and closing non-industry standard classes in an effort to enhance our competitiveness and strategic distribution alternatives and favorably impact our distribution margin. We anticipate that the product restructuring will result in our product line (1) being more consistent with the industry,
(2) providing our clients with more choices and greater value and
(3) accommodating additional changes for strategic distribution flexibility. There can be no assurances that the restructuring of our mutual fund products will enhance our competitiveness and distribution channels or that it will favorably impact our distribution margin.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to market risk from changes in interest rates. The Company's cash equivalents and short-term investments and its outstanding debt bear variable interest rates. The Company has not used derivative instruments to offset the exposure to changes in interest rates. Changes in interest rates are not expected to have a material impact on the Company's results of operations.

    As noted in Item 7, the Company's revenues and net income are based in part on the value of the investment portfolios managed. Accordingly, financial market declines will negatively impact the Company's assets under management and, in turn, its revenues and profitability.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Reference is made to the Consolidated Financial Statements referred to in the Index on page A-1 setting forth the consolidated financial statements of the Company, together with the report of KPMG LLP dated February 11, 2000.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required by this Item 10 is incorporated herein by reference to the Company's definitive proxy statement for the Company's 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 11. EXECUTIVE COMPENSATION

    Information required by this Item 11 is incorporated herein by reference to the Company's definitive proxy statement for the Company's 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required by this Item 12 is incorporated herein by reference to the Company's definitive proxy statement for the Company's 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required by this Item 13 is incorporated herein by reference to the Company's definitive proxy statement for the Company's 2000 Annual Meeting of Stockholders Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a)(1)                  Financial Statements. Reference is made to the Index to
                               Consolidated Financial Statements on page A-1 for a list of all financial statements filed as part of this Report.
       (a)(2)                  Financial Statement Schedules. None.
       (b)                     Reports on Form 8-K. No reports on Form 8-K were filed by
                               the Company during the fourth quarter of 1999.
       (c)                     Exhibits. Reference is made to the Index to Exhibits on page
                               B-1 for a list of all exhibits filed as part of this Report.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Overland Park, State of Kansas, on March 23, 2000.

                                                       WADDELL & REED FINANCIAL, INC.

                                                       By:  /s/ KEITH A. TUCKER
                                                            -----------------------------------------
                                                            Keith A. Tucker
                                                            CHAIRMAN OF THE BOARD AND CHIEF
                                                            EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                        NAME                                      TITLE                    DATE
                        ----                                      -----                    ----
                                                       Chairman of the Board,
                 /s/ KEITH A. TUCKER                     Chief Executive Officer
     -------------------------------------------         and Director (Principal      March 23, 2000
                   Keith A. Tucker                       Executive Officer)

                /s/ HENRY J. HERRMANN
     -------------------------------------------       President, Chief Investment    March 23, 2000
                  Henry J. Herrmann                      Officer and Director

                /s/ ROBERT L. HECHLER                  Chief Operating Officer,
     -------------------------------------------         Executive Vice President     March 23, 2000
                  Robert L. Hechler                      and Director

                                                       Senior Vice President,
              /s/ JOHN E. SUNDEEN, JR.                   Chief Financial Officer
     -------------------------------------------         and Treasurer (Principal     March 23, 2000
                John E. Sundeen, Jr.                     Financial Officer)

                 /s/ D. TYLER TOWERY                   Vice President and
     -------------------------------------------         Controller (Principal        March 23, 2000
                   D. Tyler Towery                       Accounting Officer)

              /s/ HAROLD T. MCCORMICK*
     -------------------------------------------       Director                       March 23, 2000
                Harold T. McCormick*

               /s/ LOUIS T. HAGOPIAN*
     -------------------------------------------       Director                       March 23, 2000
                 Louis T. Hagopian*

                  /s/ R.K. RICHEY*
     -------------------------------------------       Director                       March 23, 2000
                    R.K. Richey*

                        NAME                                      TITLE                    DATE
                        ----                                      -----                    ----
             /s/ JOSEPH L. LANIER, JR.*
     -------------------------------------------       Director                       March 23, 2000
               Joseph L. Lanier, Jr.*

               /s/ WILLIAM L. ROGERS*
     -------------------------------------------       Director                       March 23, 2000
                 William L. Rogers*

                /s/ JAMES M. RAINES*
     -------------------------------------------       Director                       March 23, 2000
                  James M. Raines*

             /s/ GEORGE J. RECORDS, SR.*
     -------------------------------------------       Director                       March 23, 2000
               George J. Records, Sr.*

                 /s/ DAVID L. BOREN*
     -------------------------------------------       Director                       March 23, 2000
                   David L. Boren*

                /s/ JOSEPH M. FARLEY*
     -------------------------------------------       Director                       March 23, 2000
                  Joseph M. Farley*

*By:                  /s/ DANIEL C. SCHULTE
             --------------------------------------          Vice President and General
                        Daniel C. Schulte                      Counsel                      March 23, 2000
                        ATTORNEY-IN-FACT

                         WADDELL & REED FINANCIAL, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Waddell & Reed Financial, Inc.:

Independent Auditors' Report................................    A-2

Consolidated Balance Sheets at December 31, 1999 and
  December 31, 1998.........................................    A-3

Consolidated Statements of Operations for each of the years
  in the three-year period ended December 31, 1999..........    A-5

Consolidated Statements of Changes in Stockholders' Equity
  for each of the years in the three-year period ended
  December 31, 1999.........................................    A-6

Consolidated Statements of Comprehensive Income for each of
  the years in the three-year period ended December 31,
  1999......................................................    A-7

Consolidated Statements of Cash Flows for each of the years
  in the three-year period ended December 31, 1999..........    A-8

Notes to Consolidated Financial Statements..................    A-9

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Waddell & Reed Financial, Inc.:

    We have audited the accompanying consolidated balance sheets of Waddell & Reed Financial, Inc. and subsidiaries, as of December 31, 1999 and 1998 and the related consolidated statements of operations, changes in stockholders' equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Waddell & Reed Financial, Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

KPMG LLP

Kansas City, Missouri
February 11, 2000

                         WADDELL & REED FINANCIAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998

                                     ASSETS

                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Assets:
  Cash and cash equivalents.................................  $ 60,977    30,180
  Investment securities, available-for-sale.................    90,245   103,153
  Receivables:
    United Funds and W&R Funds..............................     7,597     5,740
    Customers and other.....................................    19,541    28,865
Deferred income taxes.......................................        37     1,309
Prepaid expenses and other current assets...................     7,111     3,222
                                                              --------   -------
    Total current assets....................................   185,508   172,469
                                                              --------   -------
Property and equipment, net.................................    27,633    20,649
Investment in real estate...................................         0    21,754
Deferred sales commissions, net.............................     1,851    15,710
Goodwill (net of accumulated amortization of $26,493 and
  $23,269)..................................................   112,994    95,928
Deferred income taxes.......................................     5,665         0
Other assets................................................     1,422       669
                                                              --------   -------
    Total assets............................................  $335,073   327,179
                                                              ========   =======

          See accompanying notes to consolidated financial statements.

                         WADDELL & REED FINANCIAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                1999        1998
                                                              ---------   --------
                                                                 (IN THOUSANDS)
Liabilities:
  Accounts payable..........................................  $  34,002    28,304
  Accrued salesforce compensation...........................     14,578    11,916
  Short term notes payable..................................    125,307    40,076
  Income taxes payable......................................      8,284    13,464
  Other current liabilities.................................     16,456    16,034
                                                              ---------   -------
    Total current liabilities...............................    198,627   109,794
                                                              ---------   -------
  Deferred income taxes.....................................          0       208
  Accrued pensions and post-retirement costs................     10,103    10,041
                                                              ---------   -------
    Total liabilities.......................................    208,730   120,043
                                                              ---------   -------
Stockholders' equity:
  Common stock (See table below)............................        665       665
  Additional paid-in capital................................    238,766   246,271
  Retained earnings.........................................     97,129    47,325
  Deferred compensation.....................................    (11,246)  (12,494)
  Treasury stock (See table below)..........................   (198,360)  (74,833)
  Accumulated other comprehensive income....................       (611)      202
                                                              ---------   -------
    Total stockholders' equity..............................    126,343   207,136
                                                              ---------   -------
Total liabilities and stockholders' equity..................  $ 335,073   327,179
                                                              =========   =======

                                      1999                        1998
       COMMON STOCK         -------------------------   -------------------------
     ($.01 PAR VALUE)         CLASS A       CLASS B       CLASS A       CLASS B
     ----------------       -----------   -----------   -----------   -----------
Authorized................  150,000,000   100,000,000   150,000,000   100,000,000
Issued....................   32,142,174    34,325,000    32,142,174    34,325,000
Outstanding...............   29,652,212    27,981,247    30,906,445    31,911,956
Treasury Stock............    2,489,962     6,343,753     1,235,729     2,413,044

          See accompanying notes to consolidated financial statements.

                         WADDELL & REED FINANCIAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                              1999            1998            1997
                                                           ----------      ----------      ----------
                                                           (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Revenue:
  Investment management fees.............................   $178,612         137,823         117,784
  Underwriting and distribution fees.....................    126,318         106,615          89,427
  Shareholder service fees...............................     41,525          33,808          30,763
  Investment and other revenue...........................     10,202           9,043           3,798
                                                            --------        --------        --------
    Total revenue........................................    356,657         287,289         241,772
                                                            --------        --------        --------
Expenses:
  Underwriting and distribution..........................    124,938          99,575          79,995
  Compensation and related costs.........................     44,944          31,512          26,618
  General and administrative.............................     19,245           8,551          15,826
  Depreciation...........................................      2,162           1,892           1,307
  Amortization of goodwill...............................      3,224           2,903           2,903
  Interest expense.......................................      6,546             704              --
  Loss on sale of real estate............................      4,592              --              --
  Write-off of deferred acquisition costs................     18,981              --              --
                                                            --------        --------        --------
    Total expenses.......................................    224,632         145,137         126,649
                                                            --------        --------        --------
    Income before affiliated items and provision for
      income taxes.......................................    132,025         142,152         115,123

Affiliated items:
  Interest income........................................         --           1,950          11,323
  Interest expense.......................................         --          (8,604)        (11,299)
                                                            --------        --------        --------
  Income before provision for income taxes...............    132,025         135,498         115,147
Provision for income taxes...............................     50,258          51,763          44,855
                                                            --------        --------        --------
  Net income.............................................   $ 81,767          83,735          70,292
                                                            ========        ========        ========
Net income per share:
  Basic..................................................   $   1.37            1.27            1.06
                                                            ========        ========        ========
  Diluted................................................   $   1.34            1.27            1.06
                                                            ========        ========        ========
Weighted average shares outstanding--basic...............     59,637          65,787          66,467
                                --diluted................     61,032          66,179          66,467
Dividends declared per common share......................       0.53            0.53              --

          See accompanying notes to consolidated financial statements.

                         WADDELL & REED FINANCIAL, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                                                              DIVIDENDS IN
                                                                               EXCESS OF
                                                                                RETAINED
                                                                              EARNINGS AND
                                   COMMON STOCK       ADDITIONAL               ADDITIONAL
                                -------------------    PAID-IN     RETAINED     PAID-IN        DEFERRED     TREASURY
                                 SHARES     AMOUNT     CAPITAL     EARNINGS     CAPITAL      COMPENSATION    STOCK
                                --------   --------   ----------   --------   ------------   ------------   --------
                                                                   (IN THOUSANDS)
Balance at December 31,
  1996........................   42,300      $423       231,968         --            --            --            --
Net income....................       --        --            --     70,292            --            --            --
Contributions from parent.....       --        --        47,980         --            --            --            --
Other distributions...........       --        --      (279,948)   (18,627)     (230,658)           --            --
Cash dividends to parent......       --        --            --    (51,665)           --            --            --
Unrealized gain on investment
  securities..................       --        --            --         --            --            --            --
                                 ------      ----      --------    -------      --------       -------      --------
Balance at December 31,
  1997........................   42,300       423            --         --      (230,658)           --            --
Net income....................       --        --            --     73,712        10,023            --            --
Issuance of restricted
  shares......................      297         3         5,260         --            --       (12,494)           --
IPO proceeds..................   23,870       239       295,140         --       220,635            --            --
Dividends paid................       --        --            --    (26,387)           --            --            --
Other distributions...........       --        --       (54,129)        --            --            --            --
Treasury stock repurchases....   (3,649)       --            --         --            --            --       (74,833)
Unrealized loss on investment
  securities..................       --        --            --         --            --            --            --
                                 ------      ----      --------    -------      --------       -------      --------
Balance at December 31,
  1998........................   62,818       665       246,271     47,325            --       (12,494)      (74,833)
Net income....................       --        --            --     81,767            --            --            --
Recognition of deferred
  compensation................       --        --            --         --            --         1,370            --
Issuance of restricted
  shares......................       --        --             6         --            --          (122)          116
Dividends paid................       --        --            --    (31,963)           --            --            --
Exercise of stock options.....       --        --       (15,964)        --            --            --         8,537
Tax benefit from exercise of
  options.....................       --        --         8,453         --            --            --            --
Treasury stock repurchases....       --        --            --         --            --            --      (132,180)
Unrealized loss on investment
  securities..................       --        --            --         --            --            --            --
                                 ------      ----      --------    -------      --------       -------      --------
Balance at December 31,
  1999........................   66,467      $665       238,766     97,129            --       (11,246)     (198,360)
                                 ======      ====      ========    =======      ========       =======      ========


                                 ACCUMULATED        TOTAL
                                    OTHER       STOCKHOLDER'S
                                COMPREHENSIVE      EQUITY
                                   INCOME         (DEFICIT)
                                -------------   -------------
                                       (IN THOUSANDS)
Balance at December 31,
  1996........................       164            232,555
Net income....................        --             70,292
Contributions from parent.....        --             47,980
Other distributions...........        --           (529,233)
Cash dividends to parent......        --            (51,665)
Unrealized gain on investment
  securities..................       180                180
                                    ----           --------
Balance at December 31,
  1997........................       344           (229,891)
Net income....................        --             83,735
Issuance of restricted
  shares......................        --             (7,231)
IPO proceeds..................        --            516,014
Dividends paid................        --            (26,387)
Other distributions...........        --            (54,129)
Treasury stock repurchases....        --            (74,833)
Unrealized loss on investment
  securities..................      (142)              (142)
                                    ----           --------
Balance at December 31,
  1998........................       202            207,136
Net income....................        --             81,767
Recognition of deferred
  compensation................        --              1,370
Issuance of restricted
  shares......................        --                 --
Dividends paid................        --            (31,963)
Exercise of stock options.....        --             (7,427)
Tax benefit from exercise of
  options.....................        --              8,453
Treasury stock repurchases....        --           (132,180)
Unrealized loss on investment
  securities..................      (813)              (813)
                                    ----           --------
Balance at December 31,
  1999........................      (611)           126,343
                                    ====           ========

          See accompanying notes to consolidated financial statements.

                         WADDELL & REED FINANCIAL, INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Net income..................................................  $81,767     83,735     70,292
Other comprehensive income:
Net unrealized appreciation (depreciation) of investments
  during the period, net of income taxes of $(387), $(150)
  and $110..................................................     (616)      (249)       180
Reclassification adjustment for amounts included in net
  income, net of income taxes of $(124), $64 and $0.........     (197)       107          0
                                                              -------     ------     ------
Comprehensive income........................................  $80,954     83,593     70,472
                                                              =======     ======     ======

          See accompanying notes to consolidated financial statements.

                         WADDELL & REED FINANCIAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................  $ 81,767     83,735     70,292
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................     5,386      4,795      4,210
    Recognition of deferred compensation....................     1,370      1,333         --
    (Gain)/loss on sale of investments......................      (375)       171         --
    Loss on sale and retirement of fixed assets.............        67         75         65
    Write-off of deferred acquisition cost..................    18,981         --         --
    Loss on sale of real estate.............................     4,592         --         --
    Capital gains and dividends reinvested..................      (471)      (399)       (78)
    Deferred income taxes...................................    (4,089)    (1,988)        27
    Changes in assets and liabilities net of acquisition:
      Receivables from funds................................    (1,857)    (1,709)      (452)
      Other receivables.....................................    10,788    (23,818)    (1,195)
      Due to/from affiliates--operating.....................        --      4,509     (4,217)
      Other assets..........................................    (9,728)    (3,661)    (5,383)
      Accounts payable......................................     5,457      5,375     (1,883)
      Other liabilities.....................................    (3,596)    10,237        898
                                                              --------   --------   --------
Net cash provided by operating activities...................   108,292     78,655     62,284
                                                              --------   --------   --------
Cash flows from investing activities:
  Additions to investment securities........................   (16,201)  (110,652)       (40)
  Proceeds from sales of investment securities..............       635     24,020          1
  Proceeds from maturity of investment securities...........    27,995      2,424      1,260
  Additions to property and equipment.......................    (9,096)    (7,602)    (3,218)
  Investment in real estate.................................       551     (5,913)        --
  Proceeds from sale of real estate.........................    16,452         --         --
  Acquisition of Austin, Calvert & Flavin, (net of $1,611
    cash acquired)..........................................   (19,557)        --         --
  Other.....................................................        --          7         50
                                                              --------   --------   --------
Net cash provided by/(used in) investing activities.........       779    (97,716)    (1,947)
                                                              --------   --------   --------
Cash flows from financing activities:
  Cash dividends to parent..................................        --         --    (51,665)
  Proceeds from IPO.........................................        --    516,014         --
  Net borrowings on credit facility.........................    85,000     40,000         --
  Cash dividends............................................   (31,963)   (26,387)        --
  Change in due to/from affiliates--nonoperating............        --   (479,373)   (37,888)
  Purchase of treasury stock................................  (132,180)   (74,833)        --
  Exercise of stock options.................................       869         --         --
  Cash contributions from parent............................        --         --     44,033
                                                              --------   --------   --------
Net cash used in financing activities.......................   (78,274)   (24,579)   (45,520)
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........    30,797    (43,640)    14,817
Cash and cash equivalents at beginning of year..............    30,180     73,820     59,003
                                                              --------   --------   --------
Cash and cash equivalents at end of year....................  $ 60,977     30,180     73,820
                                                              ========   ========   ========
Cash paid for:
  Income taxes..............................................  $ 50,551     48,830     65,754
  Interest..................................................     5,932        628          0

          See accompanying notes to consolidated financial statements

                         WADDELL & REED FINANCIAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1999, 1998, AND 1997

1. WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES AND BASIS OF PRESENTATION

BUSINESS

    Waddell & Reed Financial, Inc. and subsidiaries (the "Company") derive their revenues primarily from investment management, investment product distribution, and shareholder services administration provided to the United mutual funds, Waddell & Reed mutual funds, Target/United mutual funds (collectively the "Funds") and managed institutional accounts. The Funds and institutional accounts operate under various rules and regulations set forth by the Securities and Exchange Commission (the "Commission"). Services to the Funds are provided under contracts that set forth the fees to be charged for these services. The majority of these contracts are subject to annual review and approval by each Fund's board of directors and shareholders. Company revenues are largely dependent on the total value and composition of assets under management, which include domestic and international equity and debt securities. Accordingly, fluctuations in financial markets and composition of assets under management impact revenues and results of operations. For 1999, management fees from the United Income Fund were $44.4 million or 12% of total revenues. The United Income Fund had a net asset value of $8.4 billion at December 31, 1999 and was the Company's largest fund.

    Prior to December 1997, the Company was known as United Investors Management Company. In the first quarter of 1998, the insurance operations of the Company, United Investors Life Insurance Company, were distributed to Torchmark Corporation and a subsidiary of Torchmark Corporation (together, "Torchmark"). The Company was wholly owned by Torchmark until March 4, 1998, when the Company completed the initial public offering of its Class A Common Stock ("Offering"), with the Company realizing net proceeds of approximately $516 million. Approximately $481 million of the proceeds were used to prepay notes payable to Torchmark. After giving effect to the Offering and prior to November 6, 1998, Torchmark controlled in excess of 60% of the outstanding Class A and Class B Common Stock, and in excess of 80% of the voting power of the outstanding
Class A and Class B Common Stock of the Company. On November 6, 1998 Torchmark distributed its remaining ownership interest in the Company by means of a tax free spin-off to the stockholders of Torchmark of all common stock of the Company held by Torchmark.

BASIS OF PRESENTATION

    The accompanying financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Amounts in the accompanying financial statements and notes are rounded to the nearest thousand. Certain amounts in the prior year financial statements have been reclassified to conform to the 1999 presentation.

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

                       DECEMBER 31, 1999, 1998, AND 1997

1. WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES AND BASIS OF PRESENTATION (CONTINUED)
DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

    Given the nature of the Company's assets and liabilities, the Company believes the amounts in the financial statements approximate fair value.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include cash on hand and short-term investments. The Company considers all highly liquid debt instruments with original maturities of 90 days or less to be cash equivalents.

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

GOODWILL

    Goodwill, which represents the excess of purchase price over fair value of net assets acquired, arose in connection with the acquisition of the Company by Torchmark and the August 1999 acquisition of Austin Calvert & Flavin, Inc. ("ACF") by the Company. Amortization related to the acquisition of the Company by Torchmark is on a straight-line basis over 40 years. Amortization related to the acquisition of ACF by

                         WADDELL & REED FINANCIAL, INC.

                       DECEMBER 31, 1999, 1998, AND 1997

1. WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES AND BASIS OF PRESENTATION (CONTINUED) the Company is on a straight-line basis over 25 years. The Company assesses the recoverability of goodwill by determining whether the unamortized balance can be recovered through undiscounted future operating cash flows over its remaining life. Impairment, if any, is measured by the excess of the unamortized balance over discounted future operating cash flows.

DEFERRED SALES COMMISSIONS

    The Company defers certain costs, principally selling commissions, which are paid to financial advisors in connection with the sale of certain shares of Waddell & Reed funds and United funds. Beginning in the fourth quarter of 1999, the Company began restructuring its mutual fund products at which time the Waddell & Reed funds Class B shares were closed for new sales. Existing
Waddell & Reed funds Class B shares will be converted to Waddell & Reed funds Class C shares in March 2000. The deferred acquisition costs associated with the discontinued Waddell & Reed funds Class B shares were being amortized over the life of the shareholder investments not to exceed ten years. As a result of the discontinuation of these shares, the Company wrote off the balance of related deferred acquisition costs in the amount of $18,981,000 in the fourth quarter of 1999. Upon conversion of the Waddell & Reed Class B shares, no contingent deferred sales charge will be collected for any converted share redemptions. Concurrent with the restructuring of mutual fund products, the United Funds began selling Class B and Class C shares and the Waddell & Reed funds began selling Class C shares. The deferred costs associated with the sale of United funds Class B shares is amortized on a straight-line basis over the life of the shareholders' investments not to exceed six years. The deferred costs associated with the sale of United funds Class C shares and the Waddell & Reed funds
Class C shares are amortized on a straight-line basis not to exceed twelve months. The Company recovers such costs through 12b-1 distribution fees, which are paid by the Waddell & Reed funds and the United funds Class B and C shares along with contingent deferred sales charges paid by shareholders who redeem their shares prior to completion of the required holding periods.

REVENUE RECOGNITION

    Investment advisory and administrative service fees are recognized when earned. Commission revenues and expenses (and related receivables and payables) resulting from securities transactions are recorded on the date on which the order to buy or sell securities is executed.

ADVERTISING

    Advertising costs are expensed as incurred. Amounts incurred were $4,592,000, $2,845,000, and $1,046,000 for 1999, 1998 and 1997, respectively.

EARNINGS PER SHARE

    The weighted average number of shares for basic earnings per share was 59,637,000, 65,787,000, and 66,467,000 for 1999, 1998 and 1997 respectively. The weighted average number of shares used in computing diluted earnings per share, which reflects the potential impact of stock options and restricted stock awards, was 61,032,000, 66,179,000, and 66,467,000 for 1999, 1998 and 1997,
respectively. The average number of shares used for 1997 is the actual shares outstanding at the Offering.

                         WADDELL & REED FINANCIAL, INC.

                       DECEMBER 31, 1999, 1998, AND 1997

2. CASH AND CASH EQUIVALENTS

    Cash and cash equivalents at December 31, 1999 and 1998 include reserves of $17,114,000 and $10,810,000, respectively, for the benefit of customers in compliance with securities industry regulations. Substantially all such reserves are in excess of federal deposit insurance limits.

3. INVESTMENT SECURITIES, AVAILABLE-FOR-SALE

    Investments at December 31, 1999 and 1998 are as follows:

                                       AMORTIZED   UNREALIZED   UNREALIZED
1999                                     COST        GAINS        LOSSES     FAIR VALUE
----                                   ---------   ----------   ----------   ----------
                                                        (IN THOUSANDS)
United States government-backed
  mortgage securities................   $ 2,136           2           (3)       2,135
Municipal bonds......................    39,225           7       (1,959)      37,273
Corporate bonds......................    36,478           0         (822)      35,656
Preferred stock......................     3,200           0            0        3,200
Affiliated mutual funds..............    10,202       1,842          (63)      11,981
                                        -------       -----       ------       ------
                                        $91,241       1,851       (2,847)      90,245
                                        =======       =====       ======       ======

                                      AMORTIZED   UNREALIZED   UNREALIZED
1998                                    COST        GAINS        LOSSES     FAIR VALUE
----                                  ---------   ----------   ----------   ----------
                                                       (IN THOUSANDS)
United States government-backed
  mortgage securities...............  $  2,944          50            0         2,994
Municipal bonds.....................    47,030       1,300          (56)       48,274
Corporate bonds.....................    41,012         120       (1,125)       40,007
Preferred stock.....................     8,292         119            0         8,411
Affiliated mutual funds.............     3,547          25         (105)        3,467
                                      --------       -----       ------       -------
                                      $102,825       1,614       (1,286)      103,153
                                      ========       =====       ======       =======

    Municipal and corporate bonds held as of December 31, 1999 mature as follows:

                                                            AMORTIZED     FAIR
                                                              COST       VALUE
                                                            ---------   --------
                                                               (IN THOUSANDS)
Within one year...........................................   $ 2,005      2,035
After one year but within five years......................    29,663     29,470
After five years but within ten years.....................    19,262     19,064
After ten years...........................................    24,773     22,360
                                                             -------     ------
                                                             $75,703     72,929
                                                             =======     ======

In 1999, investment securities with fair value of $635,000 were sold, which resulted in realized gain of $6,000. In 1998, investment securities with fair value of $24,020,000 were sold, which resulted in realized losses of $171,000.

                         WADDELL & REED FINANCIAL, INC.

                       DECEMBER 31, 1999, 1998, AND 1997

4. ACQUISITION OF SUBSIDIARY

    On August 9, 1999, the Company acquired Austin, Calvert & Flavin, Inc. ("ACF") in a business combination accounted for as a purchase. ACF, based in San Antonio, TX, is primarily engaged in managing investments for trusts, high net worth families and individuals, and pension plans of corporations, hospitals, schools, labor unions, endowments, and foundations. The results of operations of ACF are included on the accompanying financial statements since the date of acquisition. The total cost of the acquisition, including expenses, was $21,168,000, which exceeded the fair value of the net assets of ACF by $20,289,000. The excess is being amortized on a straight-line basis over 25 years. The acquisition agreement provides for additional purchase price payments based upon the achievement by ACF of specified earnings levels over the next five years. These payments could aggregate as much as $8.7 million.

    A summary of the net assets acquired is as follows (in thousands):

Assets acquired
  Cash......................................................  $ 1,611
  Accounts Receivable.......................................    1,464
  Goodwill..................................................   20,289
  Other assets..............................................      156
                                                              -------
  Total.....................................................   23,520
Liabilities assumed.........................................    2,352
                                                              -------
Total Purchase Price........................................  $21,168
                                                              =======

    The table below presents supplemental pro forma information for 1999 and 1998 as if the ACF acquisition were made on January 1, 1998 at the same purchase price, based on estimates and assumptions considered appropriate:

                                                     YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                       1999           1998
                                                   ------------   ------------
Revenues.........................................  $360,593,000   $293,616,000
Net Income.......................................    81,808,000     83,744,000

Net Income per common share
  Basic..........................................          1.37           1.27
  Diluted........................................          1.34           1.27

                         WADDELL & REED FINANCIAL, INC.

                       DECEMBER 31, 1999, 1998, AND 1997

5. INVESTMENT IN REAL ESTATE

    A summary of investment in real estate at December 31, 1998 is as follows (in thousands):

                                                                      ESTIMATED
                                                                       USEFUL
                                                                        LIVES
                                                                      ---------
Land....................................................     3,886
Buildings...............................................    17,868    40 years
                                                           -------
Investment in real estate, at cost......................    21,754
Less accumulated depreciation...........................         0
                                                           -------
Investment real estate, net.............................   $21,754
                                                           =======

    Effective January 1, 1997, the Company contributed its investment in real estate, which consisted of commercial properties located adjacent to its offices in Overland Park, Kansas to TMK Income Properties, LP ("TIP") in exchange for a limited partnership interest in TIP. TIP is a limited partnership with Torchmark affiliates that was formed for the purpose of acquiring, developing, and managing real estate property. The property was transferred at its net book value. Effective July 1, 1997, the Company contributed additional land and improvements with a net book value of $5,113,000 for an additional 5% interest in TIP. In late 1998, the Company ceased its participation in TIP. In exchange for its partnership interest, the Company received the property which it had originally contributed. Additionally, the Company reimbursed TIP $5,913,000 for improvements made to that property while it was in the partnership.

    Effective December 28, 1999, the Company sold its investments in multi-tenant real estate properties to unrelated third parties. These properties included four commercial buildings and land. Net proceeds from the sale were $16,452,000 which resulted in a $4,592,000 pre-tax loss.

    Net rental income was $1,026,000 for the year ended 1999 and real estate partnership income was $465,000 and $199,000 for the years ended December 31, 1998 and 1997, respectively. Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was $0, $0 and $18,000, respectively.

6. PROPERTY AND EQUIPMENT

    A summary of property and equipment at December 31, 1999 and 1998 is as follows:

                                                                         ESTIMATED
                                                    1999       1998     USEFUL LIVES
                                                  --------   --------   ------------
                                                            (IN THOUSANDS)
Land............................................  $ 5,260      4,680        --
Building........................................   10,240      6,258       40 years
Furniture and fixtures..........................   11,229      6,992     3-10 years
Equipment and machinery.........................   14,718     13,903     3-10 years
                                                  -------     ------
Property and equipment, at cost.................   41,447     31,833
Less accumulated depreciation...................   13,814     11,184
                                                  -------     ------
Property and equipment, net.....................  $27,633     20,649
                                                  =======     ======

                         WADDELL & REED FINANCIAL, INC.

                       DECEMBER 31, 1999, 1998, AND 1997

7. REVOLVING CREDIT AGREEMENT

    In October of 1999, the Company renewed its $220 million revolving credit facility, expandable to $330 million, with a syndicate of eight banks. The credit facility is a 364-day revolving facility with an interest rate of LIBOR plus .625% plus an additional .125% fee when utilization of the facility exceeds 50%. The facility provides an additional source of capital to finance share repurchases, acquisitions and other general corporate needs. As of December 31, 1999, the Company had $125 million outstanding on this facility. The credit agreement stipulates two financial condition covenants. The consolidated leverage ratio cannot exceed 3.0 to 1.0 for four consecutive quarters. The consolidated leverage ratio is defined as consolidated total debt to consolidated earnings before interest costs, income taxes, depreciation and amortization ("EBITDA"). The consolidated interest coverage ratio cannot be less than 4.0 to 1.0 for four consecutive quarters. Consolidated interest coverage ratio is defined as consolidated EBITDA to consolidated interest expense. The Company was in compliance with these covenants at December 31, 1999.

8. TRANSACTIONS WITH RELATED PARTIES

    Until the Offering in March of 1998, the Company was 100% owned by Torchmark. In November of 1998, Torchmark disposed of its remaining interest in the Company through a tax-free distribution to its shareholders. The Company serves as investment advisor to Torchmark and its affiliates and receives advisory fees for this service. Advisory fees, which are based on assets under management, amounted to $1,413,000, $2,401,000, and $1,241,000 for the years ended December 31, 1999, 1998 and 1997, respectively. These commissions were earned under contracts, which have been renewed for 2000 with substantially the same terms.

    The Company earns commissions from UILIC, a Torchmark subsidiary, for marketing life and health insurance products and variable annuities. For the years ended December 31, 1999, 1998 and 1997, the commissions amounted to $46,379,000, $36,724,000, and $30,612,000, respectively.

    Prior to the Offering, Torchmark performed certain administrative services for the Company. Charges for such services were allocated based on a defined formula that prorated Torchmark's total costs for services provided based on each affiliate's assets and compensation expense. These charges were $2,008,000 for the year ended December 31, 1997. During 1999 and 1998, no charges were made pertaining to these administrative services because the Company is no longer an affiliate of Torchmark.

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

    At December 31, 1999 and 1998, there were no amounts due from Torchmark and its affiliates other than normal non-interest bearing amounts for current fees and commissions due from the sale of Torchmark products.

                         WADDELL & REED FINANCIAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1999, 1998, AND 1997

9. INCOME TAXES

    The components of total income tax expense are as follows:

                                                       1999       1998       1997
                                                     --------   --------   --------
                                                             (IN THOUSANDS)
Currently payable:
  Federal..........................................  $46,608     46,845     38,939
  State............................................    7,044      6,934      5,889
                                                     -------     ------     ------
                                                      53,652     53,779     44,828
Deferred taxes.....................................   (3,394)    (2,016)        27
                                                     -------     ------     ------
Income tax expense from operations.................  $50,258     51,763     44,855
                                                     -------     ------     ------
Stockholders' equity--unrealized gain (loss) on
  investment securities available-for-sale.........     (511)       (86)       110
                                                     -------     ------     ------
Total income taxes.................................  $49,747     51,677     44,965
                                                     =======     ======     ======

    The tax effect of temporary differences that give rise to significant portions of deferred tax liabilities and deferred tax assets at December 31, 1999, 1998 and 1997 are as follows:

                                                        1999       1998       1997
                                                      --------   --------   --------
                                                              (IN THOUSANDS)
Deferred tax liabilities:
  Deferred acquisition costs........................  $  (703)    (5,732)    (4,680)
  Fixed assets......................................     (328)         0       (824)
  Other.............................................     (391)      (648)      (500)
                                                      -------     ------     ------
Total gross deferred liabilities....................   (1,422)    (6,380)    (6,004)
                                                      -------     ------     ------
Deferred tax assets:
  Benefit plans.....................................    4,203      3,824      3,557
  Accrued expenses..................................    2,921      2,674      1,442
  Fixed assets......................................        0        983          0
                                                      -------     ------     ------
Total gross deferred assets.........................    7,124      7,481      4,999
                                                      -------     ------     ------
Net deferred tax asset (liability)..................  $ 5,702      1,101     (1,005)
                                                      =======     ======     ======

    A valuation allowance for deferred tax assets was not necessary at December 31, 1999, 1998, and 1997. The following table reconciles the statutory federal income tax rate to the Company's effective income tax rate:

                                                              1999          1998          1997
                                                            --------      --------      --------
Statutory federal income tax rate.....................        35.0%         35.0          35.0
State income taxes, net of federal tax benefits.......         3.3           3.3           3.3
Other items...........................................        (0.2)         (0.1)          0.7
                                                              ----          ----          ----
Effective income tax rate.............................        38.1%         38.2          39.0
                                                              ====          ====          ====

                         WADDELL & REED FINANCIAL, INC.

                       DECEMBER 31, 1999, 1998, AND 1997

10. RETIREMENT PLAN

    The Company participates in a noncontributory retirement plan which covers substantially all employees of the Company and certain vested former employees of Torchmark. Benefits payable under the plan are based on employees' years of service and compensation during the final ten years of employment. This plan invests in equity securities of large capitalization companies, investment grade corporate and government bonds, and cash and cash equivalents.

                                                               1999       1998
                                                             --------   --------
                                                               (IN THOUSANDS)
Change in benefit obligation
  Benefit obligation at beginning of year..................  $31,254     28,979
  Service cost.............................................    2,328      1,612
  Interest cost............................................    2,387      2,294
  Actuarial loss (gain)....................................     (847)     2,733
  Benefits paid............................................   (1,294)    (4,364)
                                                             -------     ------
  Benefit obligation at end of year........................  $33,828     31,254
                                                             =======     ======
Change in plan assets:
  Fair value of plan assets at beginning of year...........  $28,066     25,689
  Actual return on plan assets.............................    6,859      5,249
  Company contribution.....................................    3,456      1,492
  Benefits paid............................................   (1,294)    (4,364)
                                                             -------     ------
  Fair value of plan assets at end of year.................  $37,087     28,066
                                                             =======     ======
Funded status of plan......................................  $ 3,260     (3,188)
Unrecognized actuarial gain................................   (8,036)    (3,097)
Unrecognized prior service cost............................      628        673
Unrecognized net transition obligation.....................       98        103
                                                             -------     ------
Net amount recognized......................................  $(4,050)    (5,509)
                                                             =======     ======
Weighted average assumptions as of December 31:
  Discount rate............................................     8.00%      6.75%
  Expected return on plan assets...........................     9.25%      9.25%
  Rate of compensation increase............................     5.50%      3.75%
Components of net periodic benefit cost:
  Service cost.............................................  $ 2,328      1,612
  Interest cost............................................    2,387      2,294
  Expected return on assets................................   (2,607)    (2,407)
  Prior service cost amortization..........................       44         44
  Transition obligation amortization.......................        5          5
                                                             -------     ------
  Net periodic benefit cost................................  $ 2,157      1,548
                                                             =======     ======

                         WADDELL & REED FINANCIAL, INC.

                       DECEMBER 31, 1999, 1998, AND 1997

11. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

    The Company sponsors an unfunded defined benefit postretirement medical plan that covers substantially all employees. The plan is contributory with retiree contributions adjusted annually.

                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Change in benefit obligation
  Benefit obligation at beginning of year...................  $ 1,151      1,142
  Service cost..............................................       76         64
  Interest cost.............................................       90         92
  Actuarial (gain) loss.....................................       28        (70)
  Retiree contributions.....................................       71         75
  Benefits and expenses paid................................     (147)      (152)
                                                              -------     ------
  Benefit obligation at end of year.........................  $ 1,269      1,151
                                                              =======     ======
Change in plan assets:
  Fair values of plan assets at beginning of year...........  $     0          0
  Company contribution......................................       76         77
  Retiree contributions.....................................       71         75
  Benefits and expenses paid................................     (147)      (152)
  Fair value of plan assets at end of year..................  $     0          0
                                                              -------     ------
Funded status...............................................  $(1,269)    (1,151)
Unrecognized loss...........................................       90         62
Unrecognized prior service cost.............................     (160)      (175)
                                                              -------     ------
  Accrued benefit cost at December 31.......................  $(1,339)    (1,264)
                                                              =======     ======
Weighted average assumptions as of December 31:
  Discount rate.............................................     7.75%      7.50%
Components of net periodic benefit cost:
  Service cost..............................................       76         64
  Interest cost.............................................       90         92
  Unrecognized amortization of prior service cost...........      (15)       (15)
  Unrecognized net actuarial gain...........................        0          0
                                                              -------     ------
  Net periodic benefit cost.................................  $   151        141
                                                              =======     ======

    For measurement purposes, the health care cost trend rate was 7.5% and 8% in 1999 and 1998, respectively. The effect of a 1% annual increase in assumed cost trend rates would increase the December 31, 1999 accumulated postretirement benefit obligation by approximately $286,000, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1999 by approximately $56,000. The effect of a 1% annual decrease in assumed cost trend rates would decrease the December 31, 1999 accumulated postretirement benefit obligation by approximately $249,000, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1999 by approximately $48,000.

                         WADDELL & REED FINANCIAL, INC.

                       DECEMBER 31, 1999, 1998, AND 1997

12. SAVINGS AND INVESTMENT PLANS

    The Company has a savings and investment plan covering substantially all employees. Until December 31, 1998, this plan provided for a matching Company contribution of 50% of the employee's investment in mutual fund shares and/or stock, not to exceed 3% of the employee's salary. The Company's contributions to the savings and investment plan for the years ended December 31, 1998 and 1997 were $858,000, and $716,000, respectively. On January 1, 1999, the Company adopted a 401(k) plan for employees. This plan provides for a 100% Company match on the first 3% of income and 50% on the next 2% of income, not to exceed 4% of the employee's eligible salary. The Company's contribution to the 401(k) plan for the year ended December 31, 1999 was $1,413,000.

13. EMPLOYEE STOCK OPTIONS

    The Company has a fixed employee stock-based compensation plan ("Option Plan"), whereby the Company may grant options on its Class A Common Stock. The exercise price of each option is equal to the market price of the stock on the date of grant. The maximum term of the options is generally ten years and two days and generally vests one-third in each of the three years starting two years after grant date. In October 1995, the FASB issued Statement No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), which was effective for the Company beginning January 1, 1996. SFAS No. 123 defines the "fair value method" of accounting for employee stock options. It also allows accounting for such options under the "intrinsic value method" in accordance with Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB No. 25) and related interpretations which is the method used by the Company. If a company elects to use the intrinsic value method, pro forma disclosures of earnings and earnings per share are required as if the fair value method of accounting was applied.

    Pursuant to SFAS No 123, the fair value of each option has been estimated using a Black-Scholes option-pricing model with the following assumptions:

                                                                1999       1998
                                                              --------   --------
Dividend yield..............................................    2.10%      2.34%
Risk-free interest rate.....................................    5.97       5.20
Expected volatility.........................................   28.60      29.70
Expected life (in years)....................................    4.71       4.71

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

                         WADDELL & REED FINANCIAL, INC.

                       DECEMBER 31, 1999, 1998, AND 1997

13. EMPLOYEE STOCK OPTIONS (CONTINUED)
    Prior to 1998, there were no Company stock options outstanding. A summary of stock option activity and related information for the year ended December 31, 1999 follows:

                                                       1999                            1998
                                           -----------------------------   ----------------------------
                                                        WEIGHTED AVERAGE               WEIGHTED AVERAGE
                                            OPTIONS      EXERCISE PRICE     OPTIONS     EXERCISE PRICE
                                           ----------   ----------------   ---------   ----------------
Outstanding, beginning of year...........   8,083,188        $18.67                0             0
Granted..................................   2,101,097         24.93        4,389,088        $22.63
Granted in restoration...................   1,258,396         25.14                0             0
Exercised................................     (77,475)        11.20                0             0
Exercised in restoration.................  (1,732,805)        13.04                0             0
Expired..................................     (67,184)        22.30                0             0
Converted................................           0             0        3,694,100         13.96
                                           ----------        ------        ---------        ------
Outstanding, end of year.................   9,565,217        $21.95        8,083,188        $18.67
                                           ==========        ======        =========        ======
Exercisable, end of year.................   1,902,217        $16.63        2,957,826        $14.42
                                           ==========        ======        =========        ======

    The range of fair values of options granted during the year was $4.97 to $7.42, with a weighted average fair value of $6.68.

    Had compensation cost for the options granted been determined on the basis of fair value pursuant to SFAS No. 123, net income and earnings per share would have been as follows:

                                                              1999       1998
                                                            --------   --------
Net income
  As reported.............................................  $81,767    $83,735
  Pro forma...............................................  $77,141    $79,744
Basic earnings per share
  As reported.............................................    $1.37      $1.27
  Pro forma...............................................    $1.29      $1.21
Diluted earnings per share
  As reported.............................................    $1.34      $1.27
  Pro forma...............................................    $1.26      $1.21

                         WADDELL & REED FINANCIAL, INC.

                       DECEMBER 31, 1999, 1998, AND 1997

13. EMPLOYEE STOCK OPTIONS (CONTINUED)
    Following is a summary of options outstanding at December 31, 1999:

                                                       OUTSTANDING OPTIONS                     EXERCISABLE OPTIONS
                                         -----------------------------------------------   ---------------------------
                                                     WEIGHTED AVERAGE
                                                        REMAINING
                        EXERCISE PRICE               CONTRACTUAL LIFE   WEIGHTED AVERAGE              WEIGHTED AVERAGE
YEAR OF GRANT               RANGE         NUMBER        (IN YEARS)       EXERCISE PRICE     NUMBER     EXERCISE PRICE
-------------           --------------   ---------   ----------------   ----------------   --------   ----------------
  *1991-1996              $8.16-13.85      681,407         6.6               $11.52        671,185         $11.56
     *1997               $12.05-18.77    1,206,027         7.8               $16.88        919,320         $18.27
   1998-1999             $19.59-26.56    7,677,783         9.1               $23.66        311,712         $22.72

------------------------

* Options granted prior to 1998 represented options on Torchmark common stock granted by Torchmark prior to the Company's March 4, 1998 initial public offering. These options were converted to options on the Company's common stock on November 6, 1998, concurrent with Torchmark's distribution of the Company's stock to its shareholders (spin-off).

14. UNIFORM CAPITAL RULE REQUIREMENTS

    Waddell & Reed, Inc. ("W&R") a subsidiary of the Company, is a registered broker-dealer and a member of the National Association of Securities
Dealers, Inc. and is therefore subject to a requirement of the Commission's Uniform Net Capital Rule, requiring the maintenance of certain minimal capital levels. At December 31, 1999, W&R had net capital, as defined by the Uniform Capital Rule, of $13,013,000 which is $9,061,000 in excess of the required net capital.

15. COMMITMENTS AND CONTINGENCIES

RENTAL EXPENSE AND LEASE COMMITMENTS

    The Company rents certain sales and other office space under long-term operating leases. Rent expense was $7,074,000, $4,937,000, and $4,397,000 and for the years ended, December 31, 1999, 1998 and 1997, respectively. Future minimum rental commitments under noncancelable operating leases are as follows:

    The Company had minimum remaining rental commitments for the years ended December 31 (in thousands):

2000........................................................   $4,767
2001........................................................    1,988
2002........................................................    1,068
2003........................................................      503
2004........................................................      234
Thereafter..................................................        0
                                                               ------
                                                               $8,560
                                                               ======

    New leases are expected to be executed as existing leases expire. Thus, future minimum lease commitments are not expected to be less than those in 2000.

                         WADDELL & REED FINANCIAL, INC.

                       DECEMBER 31, 1999, 1998, AND 1997

15. COMMITMENTS AND CONTINGENCIES (CONTINUED)
CONTINGENCIES

    From time to time, the Company is a party to various claims arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, it is unlikely that any adverse determination in one or more pending claims would have a material adverse effect on the Company's financial position or results of operations.

                         WADDELL & REED FINANCIAL, INC.

                               INDEX TO EXHIBITS

       EXHIBIT
         NO.                                EXHIBIT DESCRIPTION
---------------------                       -------------------
 3.1                    Amended and Restated Certificate of Incorporation of the
                         Company. Filed as Exhibit 3.1 to the Company's Form S-1
                         Registration Statement Number 333-43687 (the "Registration
                         Statement") and incorporated herein by reference.
 3.2                    Amended and Restated Bylaws of the Company. Filed as Exhibit
                         3.2 to the Company's Registration Statement and
                         incorporated herein by reference.
 4.1                    Specimen of Class A Common Stock Certificate. Filed as
                         Exhibit 4.1 to the Company's Registration Statement and
                         incorporated herein by reference.
 4.2                    Specimen of Class B Common Stock Certificate. Filed as
                         Exhibit 4.1 to the Company's Form 8-A Registration
                         Statement, Accession Number 0000930661-98-002062, dated
                         October 1, 1998 and incorporated herein by reference.
 4.3                    Rights Agreement, dated as of April 28, 1999, by and between
                         Waddell & Reed Financial, Inc. and First Chicago Trust
                         Company of New York, which includes the Certificate of
                         Designation, Preferences and Rights of Series A Junior
                         Participating Preferred Stock of the Company, as filed on
                         May 13, 1999 with the Secretary of State of Delaware, as
                         Exhibit A and the form of Rights Certificate as Exhibit B.
                         Filed as Exhibit 4 to the Company's Quarterly Report on
                         Form 10-Q for the quarter ended June 30, 1999 and
                         incorporated herein by reference.
 10.1                   Public Offering and Separation Agreement, dated as of March
                         3, 1998, by and between the Company and Torchmark
                         Corporation. Filed as Exhibit 10.1 to the Company's
                         Quarterly Report on Form 10-Q for the quarter ended March
                         31, 1998 and incorporated herein by reference.
 10.2                   Tax Disaffiliation Agreement, dated as of March 3, 1998, by and between the Company and Torchmark Corporation. Filed as
                         Exhibit 10.2 to the Company's Quarterly Report on
                         Form 10-Q for the quarter ended March 31, 1998 and
                         incorporated herein by reference.
 10.3                   Investment Services Agreement, dated as of March 3, 1998, by and between Waddell & Reed Investment Management Company
                         and Waddell & Reed Asset Management Company. Filed as
                         Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q
                         for the quarter ended March 31, 1998 and incorporated
                         herein by reference.
 10.4                   General Agent Contract, dated January 1, 1985, by and
                         between United Investors Life Insurance Company and W & R
                         Insurance Agency, Inc. Filed as Exhibit 10.4 to the
                         Company's Registration Statement and incorporated herein by reference.
 10.5                   Amendment Extending General Agent Contract, dated as of
                         March 31, 1998, by and between United Investors Life
                         Insurance Company and W & R Insurance Agency, Inc. Filed as
                         Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q
                         for the quarter ended March 31, 1998 and incorporated
                         herein by reference.
 10.6                   Second Amendment of General Agent Contract, dated as of
                         December 21, 1998, by and between United Investors Life
                         Insurance Company and W & R Insurance Agency, Inc. Filed as
                         Exhibit 10.6 to the Company's Annual Report on Form 10-K
                         for the year ended December 31, 1998 and incorporated
                         herein by reference.
 10.7                   Independent Agent Contract, dated June 25, 1997, by and
                         among United American Insurance Company, W & R Insurance
                         Agency, Inc., and affiliates identified therein. Filed as
                         Exhibit 10.6 to the Company's Registration Statement and
                         incorporated herein by reference.
 10.8                   Amendment Extending Independent Agent Contract, dated as of
                         March 3, 1998 by and among United American Insurance
                         Company, W & R Insurance Agency, Inc., and affiliates
                         identified therein. Filed as Exhibit 10.7 to the Company's
                         Quarterly Report on Form 10-Q for the quarter ended March
                         31, 1998 and incorporated herein by reference.

                         WADDELL & REED FINANCIAL, INC.

                               INDEX TO EXHIBITS

 10.9                   Second Amendment of Independent Agent Contract, dated as of
                         December 31, 1998, by and among United American Insurance
                         Company, W & R Insurance Agency, Inc. and affiliates
                         identified therein. Filed as Exhibit 10.9 to the Company's
                         Annual Report on Form 10-K for the year ended December 31,
                         1998 and incorporated herein by reference.
 10.10                  Distribution Contract, dated April 4, 1997, by and between
                         United Investors Life Insurance Company and Target/United
                         Funds, Inc. Filed as Exhibit 10.16 to the Company's
                         Registration Statement and incorporated herein by
                         reference.
 10.11                  Agreement Amending Distribution Contract, dated as of March
                         3, 1998, by and between United Investors Life Insurance
                         Company and Target/United Funds, Inc. Filed as
                         Exhibit 10.15 to the Company's Quarterly Report on Form
                         10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.
 10.12                  Second Amendment of Distribution Contract, dated as of
                         December 31, 1998, by and between United Investors Life
                         Insurance Company and Target/United Funds, Inc. Filed as
                         Exhibit 10.12 to the Company's Annual Report on Form 10-K
                         for the year ended December 31, 1998 and incorporated
                         herein by reference.
 10.13                  Principal Underwriting Agreement, dated May 1, 1990, by and between United Investors Life Insurance Company and Waddell
                         & Reed, Inc. Filed as Exhibit 10.18 to the Company's
                         Registration Statement and incorporated herein by
                         reference.
 10.14                  Agreement Amending Principal Underwriting Agreement, dated as of March 3, 1998, by and between United Investors Life
                         Insurance Company and Waddell & Reed, Inc. Filed as
                         Exhibit 10.17 to the Company's Quarterly Report on Form
                         10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.
 10.15                  Second Amendment of Principal Underwriting Agreement, dated as of December 31, 1998, by and between United Investors
                         Life Insurance Company and Waddell & Reed, Inc. Filed as
                         Exhibit 10.15 to the Company's Annual Report on Form 10-K
                         for the year ended December 31, 1998 and incorporated
                         herein by reference.
 10.16                  Services Agreement, dated as of March 3, 1998, by and
                         between Waddell & Reed Investment Management Company and
                         Waddell & Reed Asset Management Company. Filed as
                         Exhibit 10.19 to the Company's Quarterly Report on a Form
                         10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.
 10.17                  Addendum to Services Agreement, dated as of December 31,
                         1998, by and between Waddell & Reed Investment Management
                         Company and Waddell & Reed Asset Management Company. Filed
                         as Exhibit 10.17 to the Company's Annual Report on Form
                         10-K for the year ended December 31, 1998 and incorporated herein by reference.
 10.18                  Reciprocity Agreement, dated as of March 3, 1998, by and
                         between the Company and Torchmark Corporation. Filed as
                         Exhibit 10.20 to the Company's Quarterly Report on
                         Form 10-Q for the quarter ended March 31, 1998 and
                         incorporated herein by reference.
 10.19                  Administrative Services Agreement, dated as of March 3,
                         1998, by and between the Company and Torchmark Corporation.
                         Filed as Exhibit 10.21 to the Company's Quarterly Report on
                         Form 10-Q for the quarter ended March 31, 1998 and
                         incorporated herein by reference.
 10.20                  The Company 1998 Stock Incentive Plan. Filed as Exhibit
                         10.20 to the Company's Annual Report on Form 10-K for the
                         year ended December 31, 1998 and incorporated herein by
                         reference.
 10.21                  First Amendment to 1998 Stock Incentive Plan.
 10.22                  The Company 1998 Non-Employee Director Stock Option Plan.
                         Filed as Exhibit 10.9 to the Company's Quarterly Report on
                         Form 10-Q for the quarter ended March 31, 1998 and
                         incorporated herein by reference.

                         WADDELL & REED FINANCIAL, INC.

                               INDEX TO EXHIBITS

 10.23                  First Amendment to 1998 Non-Employee Director Stock Option
                         Plan.
 10.24                  The Company 1998 Executive Deferred Compensation Stock
                         Option Plan. Filed as Exhibit 10.10 to the Company's
                         Quarterly Report on Form 10-Q for the quarter ended March
                         31, 1998 and incorporated herein by reference.
 10.25                  First Amendment to 1998 Executive Deferred Compensation
                         Stock Option Plan. Filed as Exhibit 10.23 to the Company's
                         Annual Report on Form 10-K for the year ended December 31,
                         1998 and incorporated herein by reference.
 10.26                  Second Amendment to 1998 Executive Deferred Compensation
                         Stock Option Plan.
 10.27                  Credit Agreement dated October 14, 1999, by and among the
                         Company, Lenders and The Chase Manhattan Bank.
 10.28                  The Company Supplemental Executive Retirement Plan. Filed as
                         Exhibit 10.27 to the Company's Annual Report on Form 10-K
                         for the year ended December 31, 1998 and incorporated
                         herein by reference.
 10.29                  The Company Management Incentive Plan of 1999. Filed as
                         Exhibit 10.29 to the Company's Annual Report on Form 10-K
                         for the year ended December 31, 1998 and incorporated
                         herein by reference.
 10.30                  Form of Accounting Services Agreement by and between each of the Funds and Waddell & Reed Services Company. Filed as
                         Exhibit 10.30 to the Company's Annual Report on Form 10-K
                         for the year ended December 31, 1998 and incorporated
                         herein by reference.
 10.31                  Form of Investment Management Agreement by and between each of the United Funds and Waddell & Reed, Inc. Filed as
                         Exhibit 10.31 to the Company's Annual Report on Form 10-K
                         for the year ended December 31, 1998 and incorporated
                         herein by reference.
 10.32                  Form of Investment Management Agreement by and between the
                         Waddell & Reed Funds and Waddell & Reed Investment
                         Management Company. Filed as Exhibit 10.32 to the Company's
                         Annual Report on Form 10-K for the year ended December 31,
                         1998 and incorporated herein by reference.
 10.33                  Form of Investment Management Agreement by and between the
                         Target/United Funds and Waddell & Reed, Inc. Filed as
                         Exhibit 10.33 to the Company's Annual Report on Form 10-K
                         for the year ended December 31, 1998 and incorporated
                         herein by reference.
 10.34                  Form of Shareholder Servicing Agreement by and between each of the Funds and Waddell & Reed Services Company. Filed as
                         Exhibit 10.34 to the Company's Annual Report on Form 10-K
                         for the year ended December 31, 1998 and incorporated
                         herein by reference.
 10.35                  Form of Underwriting Agreement by and between each of the
                         United Funds and Waddell & Reed, Inc. Filed as Exhibit
                         10.35 to the Company's Annual Report on Form 10-K for the
                         year ended December 31, 1998 and incorporated herein by
                         reference.
 10.36                  Form of Underwriting Agreement by and between each of the
                         Waddell & Reed Funds and Waddell & Reed, Inc. Filed as
                         Exhibit 10.36 to the Company's Annual Report on Form 10-K
                         for the year ended December 31, 1998 and incorporated
                         herein by reference.
 11                     Statement regarding computation of per share earnings.
 21                     Subsidiaries of the Company.
 23                     Consent of KPMG LLP.
 24                     Powers of Attorney.
 27                     Financial Data Schedule.