Form 10-Q
period 2000-03-31
WADDELL & REED FINANCIAL INC
filed 2000-05-15
CIK 1052100

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(MARK ONE)
   [ X ]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

            Shares outstanding of each of the registrant's classes of
                       common stock as of March 31, 2000:

CLASS                                         OUTSTANDING AS OF MARCH 31, 2000*
-------------------------------------         ---------------------------------
Class A Common stock, $.01 par value             27,756,610
Class B Common stock, $.01 par value             26,984,947

     * The number of Class A and Class B shares are 41,633,725 and 40,476,188, respectively after taking into account the 3-for-2 stock split effectuated on April 7, 2000.

                         WADDELL & REED FINANCIAL, INC.

                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000

INDEX


                                                                                 Page No.
                                                                                 --------
Part I. Financial Information

     Item 1. Unaudited Financial Statements

             Consolidated Balance Sheets at March 31, 2000 and December 31,
             1999                                                                    3

             Consolidated Statements of Operations for the three months ended
             March 31, 2000 and March 31, 1999                                       4

             Consolidated Statements of Comprehensive Income for the three
             months ended March 31, 2000 and March 31, 1999                          5

             Consolidated Statements of Changes in Stockholders' Equity for
             the three months ended March 31, 2000                                   6

             Consolidated Statements of Cash Flows for the three months ended
             March 31, 2000 and March 31, 1999                                       7

             Notes to Unaudited Consolidated Financial Statements                    8

     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                   10

     Item 3. Quantitative and Qualitative Disclosures About Market Risk              17

Part II. Other Information

     Item 5. Other Information                                                       17

     Item 6. Exhibits and Reports on Form 8-K                                        17

Signatures                                                                           19


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)


==================================================================================================
                                                                    March 31,         December 31,
                                                                      2000                1999
                                ASSETS                             (unaudited)
--------------------------------------------------------------------------------------------------
 Assets:
   Cash and cash equivalents                                       $  89,259             60,977
   Investment securities, available-for-sale                          61,047             90,245
   Receivables:
      United funds and W&R funds                                      11,596              7,597
      Customers and other                                             36,321             19,541
   Deferred income taxes                                                   0                 37
   Prepaid expenses and other current assets                           4,626              7,111
--------------------------------------------------------------------------------------------------
Total current assets                                                 202,849            185,508
   Property and equipment, net                                        33,614             27,633
   Deferred sales commissions, net                                     5,020              1,851
   Goodwill (net of accumulated amortization of
     $27,422 and $26,493)                                            171,414            112,994
   Deferred income taxes                                                 560              5,665
   Other assets                                                        2,285              1,422
--------------------------------------------------------------------------------------------------
Total assets                                                       $ 415,742            335,073
==================================================================================================
                      LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------
Liabilities:
   Current liabilities:
   Accounts payable                                                $  51,491             34,002
   Accrued sales force compensation                                   19,179             14,578
   Short term notes payable                                          220,200            125,307
   Income taxes payable                                               25,672              8,284
   Deferred income taxes                                                  13                  0
   Other current liabilities                                          21,761             16,456
--------------------------------------------------------------------------------------------------
Total current liabilities                                            338,316            198,627
   Accrued pensions and post-retirement costs                         10,966             10,103
   Other liabilities                                                     152                  0
--------------------------------------------------------------------------------------------------
Total liabilities                                                    349,434            208,730
--------------------------------------------------------------------------------------------------
Stockholders' equity:
   Common stock (See table below)                                        997                997
   Additional paid-in capital                                        237,648            238,434
   Retained earnings                                                 125,639             97,129
   Deferred compensation                                             (10,889)           (11,246)
   Treasury stock (See table below)                                 (286,262)          (198,360)
   Accumulated other comprehensive income                               (825)              (611)
--------------------------------------------------------------------------------------------------
Total stockholders' equity                                            66,308            126,343
--------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                         $ 415,742            335,073
==================================================================================================
           Common stock
           ($.01 par value)                       2000                          1999
           ---------------                        ----                          ----
                                         Class A       Class B         Class A         Class B
                                         -------       -------         -------         -------
           Authorized................  225,000,000   150,000,000     225,000,000     150,000,000
           Issued....................   48,213,261    51,487,500      48,213,261      51,487,500
           Outstanding...............   41,634,915    40,477,420      44,478,318      41,971,870
           Treasury Stock............    6,578,346    11,010,080       3,734,943       9,515,630

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited in thousands, except for per share data)

========================================================================================================
                                                                                For the three months
                                                                                   ended March 31,
                                                                                  2000          1999
--------------------------------------------------------------------------------------------------------
Revenue:
    Investment management fees                                               $      63,805  $    37,316
    Underwriting and distribution fees:                                             45,481       30,532
    Shareholder service fees                                                        11,294        9,702
    Investment and other revenue                                                     4,162        2,923
--------------------------------------------------------------------------------------------------------

Total revenue                                                                      124,742       80,473
--------------------------------------------------------------------------------------------------------

Expenses:
    Underwriting and distribution                                                   41,396       29,812
    Compensation and related costs                                                  14,001        9,137
    General and administrative                                                       6,612        4,051
    Depreciation                                                                       631          533
    Interest expense                                                                 2,499          863
    Amortization of goodwill                                                           929          726
--------------------------------------------------------------------------------------------------------

Total expenses                                                                      66,068       45,122
--------------------------------------------------------------------------------------------------------

Income before provision for income taxes                                            58,674       35,351

Provision for income taxes                                                          22,548       13,368
--------------------------------------------------------------------------------------------------------

Net income                                                                   $      36,126  $    21,983
========================================================================================================

Net income per share:
    - Basic                                                                  $        0.43  $      0.24
    - Diluted                                                                $        0.41  $      0.23
========================================================================================================

Weighted average shares outstanding:
    - Basic                                                                         84,713       92,957
    - Diluted                                                                       87,213       94,811
========================================================================================================

Dividends declared per common share                                          $      0.0884  $    0.0884


See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited in thousands)

=====================================================================================================
                                                                               For the three months
                                                                                 ended March 31,
                                                                                2000         1999
-----------------------------------------------------------------------------------------------------
Net income                                                                 $     36,126  $   21,983
Other comprehensive income:
Net unrealized appreciation (depreciation) of
    investments during the period, net of income                                  1,092        (328)
    taxes of $686 and $(204)
Reclassification adjustment for amounts included in
    net income, net of income taxes of $(818) and $(193)                         (1,306)       (308)
-----------------------------------------------------------------------------------------------------

Comprehensive Income                                                       $     35,912  $   21,347
=====================================================================================================


See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Statement of Changes in Stockholders' Equity

For the Three Months Ended March 31, 2000
(Unaudited in thousands)

====================================================================================================================================
                                                                                                        Accumulated
                                                         Additional                                         other         Total
                                         Common Stock     paid-in    Retained     Deferred    Treasury  comprehensive  stockholders'
                                       Shares    Amount   capital    earnings   Compensation   Stock       income         equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999            99,701   $ 997     238,434     97,129       (11,246)  (198,360)     (611)       126,343

Net income                                   0       0           0     36,126             0          0         0         36,126
Recognition of deferred compensation         0       0           0          0           357          0         0            357
Dividends paid                               0       0           0     (7,616)            0          0         0         (7,616)
Exercise of stock options, net               0       0        (786)         0             0      3,095         0          2,309
Treasury stock purchases                     0       0           0          0             0    (90,997)        0        (90,997)
Unrealized loss on investment
    securities                               0       0           0          0             0          0      (214)          (214)
------------------------------------------------------------------------------------------------------------------------------------

Balance at March 31, 2000               99,701   $ 997     237,648    125,639       (10,889)  (286,262)     (825)        66,308

====================================================================================================================================


See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited in thousands)

==========================================================================================
                                                                  For the three months
                                                                    ended March 31,
                                                                  2000           1999
------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income                                               $      36,126 $       21,983
    Adjustments to reconcile net income to net
       cash provided by operating activities:
        Depreciation and amortization                                1,577          1,259
        Recognition of deferred compensation                           357            339
        (Gain)/Loss on sale of investments                          (2,096)             0
        Loss on sale and retirement of fixed assets                     12              0
        Capital gains and dividends reinvested                         (43)           (28)
        Deferred income taxes                                        5,352            736
        Changes in assets and liabilities
          (net of acquisition):
           Receivables from funds                                   (3,999)        (2,271)
           Other receivables                                        (9,624)           841
           Other assets                                             (1,112)        (1,646)
           Accounts payable                                         17,453         12,374
           Other liabilities                                        19,762          7,234
------------------------------------------------------------------------------------------

Net cash provided by operating activities                           63,765         40,821
------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Additions to investment securities                              (6,833)        (2,247)
    Proceeds from sale of investment securities                     37,761              0
    Proceeds from maturity of investment securities                    502             74
    Additions of property and equipment                             (5,604)        (1,635)
    Investment in real estate                                            0            462
    Acquisition of Legend (net of $1,113 cash acquired)            (60,005)             0
------------------------------------------------------------------------------------------

Net cash used in investing activities                              (34,179)        (3,346)
------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Net borrowings on credit facility                               95,000         40,000
    Cash dividends                                                  (7,616)        (8,324)
    Purchase of treasury stock                                     (90,997)       (35,484)
    Exercise of stock options                                        2,309             34
------------------------------------------------------------------------------------------

Net cash used in financing activities                               (1,304)        (3,774)
------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                           28,282         33,701

Cash and cash equivalents at beginning of period                    60,977         30,180
------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                   $      89,259 $       63,881
==========================================================================================


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

     BASIS OF PRESENTATION

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments consisting of normal recurring adjustments, necessary to present fairly the results of its operations and its cash flows for the periods ended March 31, 2000 and 1999 and its financial position at March 31, 2000. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999, from which the accompanying balance sheet as of December 31, 1999 was derived. The operating results and cash flows for the periods ended March 31, 2000 and 1999 are not necessarily indicative of the results that will be achieved in future periods.

         STOCK SPLIT

     On February 23, 2000, the Company declared a three-for-two stock split on the Company's Class A and Class B common stock payable on April 7, 2000 to stockholders of record as of March 17, 2000. All per share and shares outstanding data in the consolidated financial statements and related notes have been restated to reflect the stock split for all periods presented.

         ACQUISITION OF SUBSIDIARY

         On March 31, 2000, the Company completed its acquisition of The Legend Group, a privately-held mutual fund distribution and retirement planning company based in Palm Beach Gardens, Florida. The acquisition has been accounted for as a purchase and, accordingly, the results of The Legend Group will be included with those of the Company commencing on the date of acquisition. The purchase price of approximately $61,118,000 million, including direct costs, has been allocated to the assets acquired and liabilities assumed resulting in goodwill of approximately $59,348,000 million, which will be amortized on a straight line basis over 25 years.

         The purchase agreement provides for additional purchase price payments contingent upon the achievement by The Legend Group of specified earnings levels over the next three years. These contingent payments could aggregate to as much as $14.0 million.

         A summary of the net assets acquired is as follows (in thousands):

                   Assets acquired
                           Cash and cash equivalents          $   1,113
                           Accounts receivable                    7,156
                           Goodwill                              59,348
                           Other assets                           1,989
                                                              ---------
                           Total                                 69,606
                  Liabilities assumed                             8,488
                                                              ---------
                  Total purchase price                        $  61,118
                                                              =========

The table below presents supplemental pro forma information for the first quarters of 2000 and 1999 as if The Legend Group acquisition were made on January 1, 1999 (instead of the actual closing date, March 31, 2000) at the same purchase price, based on estimates and assumptions considered appropriate:


                                                         For the Three Months Ended
                                                     ----------------------------------
                                                     March 2000              March 1999
                                                     ----------              ----------
                  Revenues                            $ 136,425               $ 89,315
                  Net Income                             36,392                 21,953
                  Net Income per common share
                     Basic                                $0.43               $   0.24
                     Diluted                              $0.42               $   0.23

     LIQUIDITY AND CAPITAL

     On February 23, 2000, the Company declared a dividend payable on May 1, 2000 in the amount of $.0884 per share to stockholders of record as of April 17, 2000. The total dividend paid was $7,281,000 million.

     For the three month period ended March 31, 2000, the Company repurchased 4,524,300 Class A and Class B common shares at an average price of $20.09 per share, on a post-split basis.

     The Company has a $220 million, 364-Day revolving credit facility at an interest rate of LIBOR plus .625%. As of March 31, 2000, the outstanding balance on this facility was $220 million. During the quarter, the Company had net borrowings of $95 million. The primary uses of the borrowed funds were to repurchase stock under the stock repurchase program and to acquire The Legend Group.

     EARNINGS PER SHARE

   Basic earnings per share for the 2000 and 1999 periods are based on the average number of shares outstanding for the periods ended March 31, 2000 and 1999, respectively. Diluted earnings per share for these periods also includes the dilutive impact of stock options.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     CERTAIN STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, HOPES, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACT INCLUDED IN THIS FORM 10-Q REGARDING THE COMPANY'S FINANCIAL POSITION, BUSINESS STRATEGY AND OTHER PLANS AND OBJECTIVES FOR FUTURE OPERATIONS ARE FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-Q ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE SUCH FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS AND EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT OR THAT THE COMPANY WILL TAKE ANY ACTIONS THAT MAY PRESENTLY BE PLANNED AND NEITHER THE COMPANY NOR ANY OTHER PERSON WILL BE RESPONSIBLE FOR THE ACCURACY OR COMPLETENESS OF ANY SUCH FORWARD-LOOKING STATEMENTS. CERTAIN IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS ARE DISCLOSED IN THE "RISK FACTORS" SECTION OF THE COMPANY'S FORM 10-K ANNUAL REPORT, WHICH INCLUDE, WITHOUT LIMITATION, THE ADVERSE EFFECT FROM A DECLINE IN SECURITIES MARKETS OR IF THE COMPANY'S PRODUCTS' PERFORMANCE DECLINES, FAILURE TO RENEW INVESTMENT MANAGEMENT AGREEMENTS, COMPETITION, CHANGES IN GOVERNMENT REGULATION, AVAILABILITY AND TERMS OF CAPITAL, YEAR 2000 UNCERTAINTIES, ACQUISITION STRATEGY OR IMPLEMENTATION, A RISK THAT THE EXPECTED PROFITS FROM THE MUTUAL FUND PRODUCT RESTRUCTURING AND THIRD-PARTY DISTRIBUTION MAY NOT COME TO FRUITION AND OTHER RISKS AS SET OUT IN THE REPORTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION. SHOULD ONE OR MORE OF THESE RISKS MATERIALIZE OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE FORECASTED OR EXPECTED. ALL SUBSEQUENT WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY SUCH FACTORS. UPDATED INFORMATION WILL BE PERIODICALLY PROVIDED BY THE COMPANY AS REQUIRED BY THE SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED.

OVERVIEW

     The Company derives its revenues primarily from providing investment management, distribution and administrative services to the United, W&R and Target/United funds, as well as to institutional and privately managed accounts. Investment management fees, the Company's most substantial source of revenue, are based on the amount of assets under management and the management fee rates charged and are affected by sales levels, financial market conditions, redemptions and the composition of assets. Underwriting and distribution revenues consist of sales charges and commissions derived from the sales of investment and insurance products and distribution fees. The products sold have various sales charge structures and the revenues received from sales of products vary based on the type and amount sold. Rule
12b-1 distribution and service fees earned for distributing shares of certain mutual funds are based upon a percentage of assets and fluctuate based on sales, redemptions, and financial market conditions. Service fees include transfer agency fees, custodian fees for retirement plan accounts and portfolio accounting fees.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2000 AS COMPARED WITH THREE MONTHS ENDED MARCH 31, 1999

     First quarter 2000 net income was $36.1 million or $.41 per share on a diluted basis, compared with net income of $22.0 million or $.23 per share for the prior year's first quarter, as adjusted for the three-for-two stock split announced March 7, 2000. Net income per share increased 78.3% when compared with net income per share for the same period in 1999. During the first quarter of 2000, $2.1 million of pretax gains were realized from the sales of marketable securities. Excluding these gains, first quarter net income would have been $34.9 million or $0.40 per share on a diluted basis, a 73.9% increase over the same period in 1999. Operating revenues, excluding investment and other income for the first quarter of 2000, were $120.6 million, up 55.5% over last year's first quarter.

     Management fee revenues increased $26.5 million or 71.0% from 1999's first quarter. Mutual fund management fees contributed $21.2 million or 80% of the increase. Average mutual fund assets under management increased $8.8 billion or 35.4% as a result of investment performance and net sales. The restructuring of the funds management fee arrangements implemented in July 1999, combined with greater composition of assets in funds with higher management fee rates, pushed the aggregate average mutual fund management fee rate to 67.9 basis points for the first quarter of 2000, up from 58.2 basis points for last year's first quarter. Net sales and reinvested income also provided growth. Management fee revenues from institutional and privately-managed accounts increased $5.1 million to $6.9 million. Assets managed by Austin, Calvert & Flavin, Inc. ("ACF"), acquired in August of 1999, contributed $2.8 million of this increase. The addition of institutional growth equity accounts during 1999 and 2000 with higher management fee rates was also a factor in the increase in revenues.

     Total assets under management at March 31, 2000 totaling $41.5 billion were composed of $35.4 billion in mutual fund assets and $6.1 billion in institutional and private account assets. Mutual fund assets were up 40.3% from the first quarter of 1999, while institutional and private account assets were up 91.6% for the same period. Total assets under management were up 46.1% from March 31, 1999.

     Retail mutual fund net sales were $140.4 million for the first quarter of 2000 compared to net redemptions of $18.5 million for the first quarter of 1999. The redemption rates on retail mutual funds were 7.7% and 8.8% for the first quarters ended 2000 and 1999, respectively. Institutional net sales were $120.6 million for the first quarter of 2000 compared to net redemptions of $62.9 million for 1999's first quarter.

     Underwriting and distribution revenues were $45.5 million, 49.0% higher than last year's first quarter. Retail investment sales growth of 54.8% year over year, (see table below) and productivity gains fueled this growth. Commission revenue from front-end load mutual funds (United Class A) was $20.6 million for the quarter, $5.3 million or 34.1% higher than the same period last year. Commissions from variable annuity sales were $11.5 million, $4.6 million or

67.4% higher than last year's first quarter. Higher revenues also resulted from the previously announced enhanced commission arrangement on variable annuity products, effective January 1, 2000. These additional commissions added $1.7 million to first quarter revenues.


                    Investment Sales ($ in thousands)

                                                             1Q00           1Q99      % CHANGE
                                                             ----           ----      --------
          United Funds
             Class A                                     $  456,254        $341,254     33.7%
             Class B                                        111,219              --      N/A
             Class C                                         25,795              --      N/A
                                                           --------        --------
          Total United Funds                                593,268         341,254     73.8

          Waddell & Reed Funds
             Class B                                             --          92,758      N/A
             Class C                                         72,107              --      N/A
                                                           --------        --------
          Total Waddell & Reed Funds                         72,107          92,758     -22.3

          Target/United funds (variable products)           155,380          96,168      61.6
                                                           --------        --------

          Total Retail                                      820,755         530,180       54.8

          Institutional                                     317,537         255,020       24.5
                                                           --------        --------

          Total                                          $1,138,292        $785,200       45.0
                                                         ==========        ========

     Revenues from back-end load (Class B and Class C shares) come primarily from asset-based 12b-1 fees and to a lesser extent from sales charges paid on early share redemptions (contingent deferred sales charges). Revenues from back-end load funds were $4.3 million, up $1.8 million or 74%, in line with the growth of Class B and Class C assets under management.

      Sales force productivity, as measured by retail investment sales per advisor, increased 43.6% from $225 thousand in the first quarter of 1999 to $323 thousand for 2000's first quarter. First quarter sales productivity for financial advisors with two years or more of tenure increased by $125 thousand or 37.3% from the first quarter of 1999. The total number of financial advisors increased to 2,522, up 164 or 7.0% from last year's first quarter.

      Shareholder service fees from transfer agency, custodian, and accounting services were $11.3 million for the first quarter of 2000, up 16.4% from the first quarter of last year. The increase was due primarily to the 250 thousand increase in the average number of customer accounts, representing a 15.9% increase over the year before. The number of shareholder accounts was 1.82 million at March 31, 2000, compared to 1.55 million at March 31, 1999.

          Investment and other revenue, which consists primarily of interest income from investment securities included a gain on the sale of securities of $2.1 million in the first quarter of 2000. Excluding this gain, Investment and other income was $2.1 million for the quarter ended March 31, 2000, down from $2.9 million for the prior year's first quarter, due primarily to lower balances in investment securities.

   Underwriting and distribution expenses, consisting of direct costs and indirect costs increased $11.6 million or 38.9%, while underwriting and distribution revenues increased 49.0%. This provided for a distribution margin of 9.0% compared with 2.4% for last year's first quarter. The distribution margin came in at the higher end of management's previously announced 5% - 10% range due primarily to higher sales and productivity growth.

     Compensation and related costs increased $4.9 million or 53.2% from last year's first quarter. Compensation related to ACF accounted for $1.0 million of this increase. Performance based compensation increased by $1.5 million, primarily as a result of superior relative performance of our mutual fund and institutional accounts. A 23% increase in personnel and normal annual raises accounted for the remaining increase. The Company continued to invest in investment management, client service, and support personnel.

     General and administrative expenses were $2.6 million higher due to a variety of operating items. G&A costs of ACF were $0.3 million. Certain information systems related costs were $0.7 million higher. Additional factors contributing to the increase include higher costs for mutual fund prospectuses, and shareholder communications brochures, consulting, and audit services and space rent for our expanding operations.

     Interest expense and related facility costs on the Company's $220.0 million credit facility were $2.5 million compared to $0.9 million for last year's first quarter. The average amount outstanding on the credit facility was $150.2 million and $59.1 million for the first quarters 2000 and 1999, respectively. The average interest rate charged, excluding facility costs, was 6.7% for the first quarter of 2000 compared with 5.4% for last year's first quarter. The credit facility has been used to fund share repurchases and acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and liquid marketable securities were $150.3 million at March 31, 2000, a decrease of $0.9 million from December 31, 1999. Cash and cash equivalents included reserves of $24.1 million and $17.1 million for the benefit of customers in compliance with securities regulations at March 31, 2000 and December 31, 1999, respectively.

     Cash flow provided from operations was $63.8 million and $40.8 million for the first quarter of 2000 and 1999, respectively. Cash flows used in investing activities increased by $30.8 million during the first quarter of 2000 compared with the same period in the prior year. The increase was attributed to cash used by the Company to acquire The Legend Group of $61.1 million, which was somewhat offset by the sale of investments securities of $37.8 million during the period. Cash flows from financing activities during the first quarter of 2000 included net inflows of $95 million provided by additional borrowings on the Company's credit facility which were used to fund stock repurchases and The Legend Group acquisition.

     Management believes its available cash, marketable securities and expected cash flow from operations will be sufficient to fund dividends, obligations and operations as well as advance sales commissions and to meet any other reasonably foreseeable cash needs. The $220 million credit facility, expandable to $330 million, is also available for the Company's use. The outstanding balance on the facility at March 31, 2000 was $220 million.

THE LEGEND GROUP ACQUISITION

     On March 31, 2000, the Company completed its acquisition of The Legend Group, a privately-held mutual fund distribution and retirement planning company based in Palm Beach Gardens, Florida. Through its network of approximately 300 financial advisors, The Legend Group serves employees of school districts and other not-for-profit organizations nationwide.

     The acquisition has been accounted for as a purchase and, accordingly, the results of The Legend Group will be included with those of the Company commencing with the date of acquisition. The purchase price of approximately $61.1 million, including direct costs, has been allocated to the assets acquired and liabilities assumed resulting in goodwill of approximately $59.3 million which will be amortized on a straight line basis over 25 years. The acquisition agreement provides for additional purchase price payments based upon the achievement by The Legend Group of specified earnings levels over the next three years. These payments could aggregate as much as $14.0 million.

     The Company will offer its United and Waddell & Reed families of mutual funds through Legend's financial advisors beginning in May 2000. These funds will be sold into Legend's various account types, including 403(b) plans and asset allocation accounts.

STOCK SPLIT

     On February 23, 2000, the Company declared a three-for-two stock split on Waddell & Reed's Class A and Class B common stock payable to stockholders of record as of March 17, 2000. The split entitled the stockholders of record to receive one additional share for every two shares held on the record date, along with cash for the value of fractional shares. Management believes that over time the split will lead to a more liquid market for the Company's shares.

STOCK REPURCHASE PROGRAM

     The Company continued acquiring shares of its common stock by purchasing
3.0 million Class A and 1.5 million Class B shares (on a post stock split basis) at an aggregate cost, including commissions, of $91.0 million during the first quarter of 2000. The average price per share of these repurchases was $20.09, on a post stock split basis.

THIRD-PARTY DISTRIBUTION

     The Company intends to expand distribution into third-party channels before the end of the year. The United Funds family will remain the Company's proprietary fund family and will be sold only through Waddell & Reed and Legend financial advisors. The Waddell & Reed Funds will be available for sale through both Waddell & Reed financial advisors and third-party channels. The Company is considering changing the names of its United Funds family and its Waddell & Reed Funds family. In marketing the Waddell & Reed Funds family, the Company will focus primarily on distribution environments that provide significant opportunity for asset growth. These are likely to include 401(k) platforms, registered investment advisors and wrap programs. The Company expects to begin selling into third-party environments by the fourth quarter of 2000. These sales are not expected to be material to 2000 financial results, but should begin to have a meaningful impact in 2001.

                             ASSETS UNDER MANAGEMENT
                              (amounts in millions)

       \

ENDING
                                      1Q 00        1Q 99      % change      4Q 99         % change
                                    ---------------------                 --------
Mutual Fund
  Equity                            $31,186      $20,550        51.8%      $27,523          13.3%
  Fixed Income                        3,289        3,944       -16.6         3,509          -6.3
  Money Market                          873          692        26.2           877          -0.5
                                    ----------   --------                  -------
Total                                35,348       25,186        40.3        31,909          10.8

Institutional and private accounts    6,132        3,201        91.6         5,393          13.7
                                    ---------    --------                  -------
Total Assets Under Management       $41,480      $28,387        46.1       $37,302          11.2
                                    =========    ========                  =======


AVERAGE
                                      1Q 00       1Q 99       % change
                                    ---------------------
Mutual Funds
  Equity                            $29,270      $20,099        45.6%
  Fixed Income                        3,403        3,950       -13.8
  Money Market                          825          691        19.4
                                    --------     --------
Total                                33,498       24,740        35.4
Institutional and private accounts    5,722        3,176        80.2
                                    ---------    --------
Total Assets Under Management       $39,220      $27,916        40.5
                                    =========    ========


                                   OTHER ITEMS

                                      1Q 00       1Q 99      % change
                                    ---------------------     --------
Retail Redemption Rate                 7.68%        8.78%

Sales per advisor (000'S)
         Total                          323          225        43.6%
         2 + Years *                    460          335        37.3
         0 to 2 Years **                 95           62        53.2
         Other                          164          102        60.8

Number of advisors
         Total                        2,522        2,358         7.0
         2 + Years *                  1,390        1,271         9.4
         0 to 2 Years **              1,132        1,087         4.1
         Other                          446          362        23.2

Number shareholder accounts       1,820,771    1,552,450        17.3


*   Advisors licensed with the Company for two or more years.
** Advisors licensed with the Company for less than two years.

INFORMATION SYSTEMS AND YEAR 2000 READINESS

     The Company believes its software programs and operating systems are year 2000 compliant and ready for use beyond the year 2000.

     The Company is not currently aware of any material year 2000 problem relating to any of its material internal software programs or operating systems. Its internal operation and business are also dependent upon the computer-controlled systems of third parties such as our suppliers, customers and other service providers. The Company believes that, absent a systemic failure outside its control, such as a prolonged loss of electrical or telecommunications service, year 2000 problems at third parties will not have a material impact on its operations. The failure of the Company's internal systems or the systems of third parties to be year 2000 ready could temporarily prevent the Company from providing service to its customers and could require the Company to devote significant resources to correct such problems. The costs associated with remediating any year 2000 problems have not, in the opinion of management, been material to date. Although the Company does anticipate that these costs will be material in the future, there can be no assurance that these costs will not be material.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Since December 31, 1999, there has been no material change in the information provided in Item 7A of the 1999 Form 10-K Annual Report.

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

     The Company hereby incorporates into this report by reference to its Form 10-K for the year ended December 31, 1999, the cautionary statements found on pages 25-29 of such Form 10-K.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

10.1 Purchase Agreement, dated as of February 28, 2000, by and among Waddell & Reed Financial, Inc., Freemark Investment Management, Inc., Legend Financial Corporation, Advisory Services Corporation, Performance Management Group, Inc., Service

         Management Advisory Corporation, The Legend Group, Inc., Philip C. Restino, Restino Family Trust, 01/02/94 Trust FBO John J. Restino, 01/02/94 Trust FBO Robert R. Restino, Mark J. Spinello, Glenn T. Ferris and David L. Phillips. Filed as Exhibit 2.1 on the Company's Current Report on Form 8-K, dated March 31, 2000 and incorporated herein by reference.

10.2     Amended and Restated 1998 Executive Deferred Compensation Stock Option
         Plan.

10.3     Amended and Restated 1998 Stock Incentive Plan.

10.4 Letter Agreement Amending Principal Underwriting Agreement, dated as of July 8, 1999, by and between the United Investors Life Insurance Company and Waddell & Reed, Inc. effective January 1, 2000.

27       Financial Data Schedule.

   (b)   Reports on Form 8-K

A Form 8-K dated February 28, 2000 was filed to announce the proposed acquisition of The Legend Group of Companies, a private mutual fund distribution and retirement planning company based in Palm Beach Gardens, Florida. No financial statements were required to be filed.

A Form 8-K dated March 7, 2000 was filed to announce a three-for-two stock split effective April 7, 2000 for stockholders of record on March 17, 2000. No financial statements were required to be filed.

A Form 8-K dated March 31, 2000 was filed to report the acquisition of The Legend Group of Companies, a Palm Beach Gardens, Florida based private mutual fund distribution and retirement planning company. Financial statements will be filed by amendment within the required time frame.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of May, 2000.

                                   WADDELL & REED FINANCIAL, INC.

                                   By:  /s/ John E. Sundeen, Jr.
                                        -------------------------
                                        Senior Vice President,
                                        Chief Financial Officer and Treasurer
                                        (Principal Financial Officer)




                                   By:  /s/ D. Tyler Towery
                                        -------------------------
                                        Vice President and
                                        Controller
                                       (Principal Accounting Officer)