Form 10-Q
period 2000-06-30
WADDELL & REED FINANCIAL INC
filed 2000-08-10
CIK 1052100

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(MARK ONE)
   [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                                 (913) 236-2000
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                             ----    ----

     Shares outstanding of each of the registrant's classes of common stock as of June 30, 2000:

        Class                                   Outstanding as of June 30, 2000
        ------------------------------------    -------------------------------
        Class A Common stock, $.01 par value          41,877,828
        Class B Common stock, $.01 par value          40,255,619

                         WADDELL & REED FINANCIAL, INC.

                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000

INDEX

                                                                                                   Page No.
                                                                                                   --------
Part I.       Financial Information

     Item 1.          Unaudited Financial Statements

                      Consolidated Balance Sheets at
                      June 30, 2000 and December 31, 1999                                             3

                      Consolidated Statements of Operations
                      for the three months and six months
                      ended June 30, 2000 and June 30, 1999                                           4

                      Consolidated Statements of Comprehensive
                      Income for the three months and six months
                      ended June 30, 2000 and June 30, 1999                                           5

                      Consolidated Statements of Changes in Stockholders'
                      Equity for the six months ended June 30, 2000                                   6

                      Consolidated Statements of Cash Flows for
                      the six months ended June 30, 2000 and June 30, 1999                            7

                      Notes to Unaudited Consolidated Financial Statements                            8

     Item 2.          Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                             9

     Item 3.          Quantitative and Qualitative Disclosures About Market Risk                     18

Part II.      Other Information

     Item 4.          Submission of Matters to a Vote of Security Holders                            18

     Item 5.          Other Information                                                              19

     Item 6.          Exhibits and Reports on Form 8-K                                               20

Signatures                                                                                           21

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

================================================================================================================================
                                                                                                 June 30,        December 31,
                                                                                                   2000             1999
                                   ASSETS                                                      (unaudited)
--------------------------------------------------------------------------------------------------------------------------------
Assets:
    Cash and cash equivalents                                                                 $      80,666            60,977
    Investment securities, available-for-sale                                                        61,448            90,245
    Receivables:
      United funds and W&R funds                                                                     12,719             7,597
      Customers and other                                                                            29,523            19,541
    Deferred income taxes                                                                                 0                37
    Prepaid expenses and other current assets                                                         4,675             7,111
--------------------------------------------------------------------------------------------------------------------------------

Total current assets                                                                                189,031           185,508

    Property and equipment, net                                                                      42,618            27,633
    Deferred sales commissions, net                                                                   7,429             1,851
    Goodwill (net of accumulated amortization of $28,945 and $26,493)                               170,008           112,994
    Deferred income taxes                                                                                 0             5,665
    Other assets                                                                                      2,454             1,422
--------------------------------------------------------------------------------------------------------------------------------

Total assets                                                                                  $     411,540           335,073
================================================================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------------------

Liabilities:
    Current liabilities:
      Accounts payable                                                                        $      37,136            34,002
      Accrued sales force compensation                                                               17,115            14,578
      Short term notes payable                                                                      215,404           125,307
      Income taxes payable                                                                           18,279             8,284
      Other current liabilities                                                                      19,198            16,456
--------------------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                                           307,132           198,627

    Deferred income taxes                                                                               286                 0
    Accrued pensions and post-retirement costs                                                       11,912            10,103
    Other liabilities                                                                                   254                 0
--------------------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                                   319,584           208,730
--------------------------------------------------------------------------------------------------------------------------------

Stockholders' equity :
    Common stock (See table below)                                                                      997               997
    Additional paid-in capital                                                                      236,716           238,434
    Retained earnings                                                                               152,085            97,129
    Deferred compensation                                                                           (10,527)          (11,246)
    Treasury stock (See table below)                                                               (287,165)         (198,360)
    Accumulated other comprehensive income                                                             (150)             (611)
--------------------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                                           91,956           126,343
--------------------------------------------------------------------------------------------------------------------------------


Total liabilities and stockholders' equity                                                    $     411,540           335,073
================================================================================================================================

               Common stock
               ($.01 Par value)                                                 2000                               1999
               ----------------                                                 ----                               ----
                                                                        Class A         Class B           Class A          Class B
                                                                        -------         -------           -------          -------
               Authorized......................................      225,000,000      150,000,000      225,000,000       150,000,000
               Issued..........................................       48,213,261       51,487,500       48,213,261        51,487,500
               Outstanding.....................................       41,877,828       40,255,619       44,478,318        41,971,870
               Treasury Stock..................................        6,335,433       11,231,881        3,734,943         9,515,630

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Unaudited (in thousands, except for per share data)

============================================================================================      =============================
                                                                      For the three months              For the six months
                                                                         ended June 30,                   ended June 30,
                                                                     -----------------------      ---------------------------
                                                                       2000         1999                2000         1999
--------------------------------------------------------------------------------------------      -----------------------------
Revenue:
    Investment management fees                                     $    62,301  $    39,707         $   126,106  $    77,023
    Underwriting and distribution fees                                  55,891       33,058             101,372       63,590
    Shareholder service fees                                            13,604       10,392              24,898       20,094
    Investment and other revenue                                         1,979        2,548               6,141        5,471
--------------------------------------------------------------------------------------------      -----------------------------

Total revenue                                                          133,775       85,705             258,517      166,178
--------------------------------------------------------------------------------------------      -----------------------------

Expenses:
    Underwriting and distribution                                       49,914       32,432              91,310       62,244
    Compensation and related costs                                      14,423        9,606              28,424       18,743
    General and administrative                                           7,441        4,494              14,053        8,545
    Depreciation                                                           885          529               1,516        1,062
    Interest expense                                                     4,268        1,143               6,767        2,006
    Amortization of goodwill                                             1,523          726               2,452        1,452
--------------------------------------------------------------------------------------------      ---------------------------

Total expenses                                                          78,454       48,930             144,522       94,052
--------------------------------------------------------------------------------------------      -----------------------------

Income before provision for income taxes                                55,321       36,775             113,995       72,126

Provision for income taxes                                              21,611       13,986              44,159       27,354
--------------------------------------------------------------------------------------------      -----------------------------

Net income                                                         $    33,710  $    22,789         $    69,836  $    44,772
============================================================================================      =============================

Net income per share:
    - Basic                                                        $      0.41  $      0.25         $      0.84  $      0.49
    - Diluted                                                      $      0.39  $      0.24         $      0.81  $      0.48
============================================================================================      =============================

Weighted average shares outstanding:
    - Basic                                                             82,129       90,599              83,428       91,773
    - Diluted                                                           86,218       93,317              86,718       94,065
============================================================================================      =============================


Dividends declared per common share                                $    0.0884  $    0.0884         $    0.1768  $    0.1768

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Unaudited (in thousands)

===================================================================================================================================
                                                                                    For the three months      For the six months
                                                                                       ended June 30,           ended June 30,
                                                                                   -----------------------  -----------------------
                                                                                     2000         1999         2000        1999
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                       $    33,710  $    22,789  $    69,836  $   44,772
Other comprehensive income:
    Net unrealized appreciation (depreciation) of investments during
      the period, net of income taxes of  $417, $(421), $1,104, and $(625)               683         (678)       1,775      (1,006)
    Reclassification adjustment for amounts included in net income, net of
      income taxes of $(5), $81, $(822), and $(112)                                       (8)         130       (1,314)       (178)

----------------------------------------------------------------------------------------------------------  -----------------------

Comprehensive Income                                                             $    34,385  $    22,241  $    70,297  $   43,588
===================================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders' Equity

Six Months Ended June 30, 2000
Unaudited (in thousands)

====================================================================================================================================


                                                                                                        Accumulated
                                                        Additional                                        other          Total
                                       Common stock      paid-in    Retained    Deferred     Treasury   Comprehensive stockholders'
                                      Shares    Amount   capital    earnings   Compensation   Stock       Income        equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999           99,701  $  997     238,434     97,129      (11,246)   (198,360)       (611)        126,343

Net income                                  0       0           0     69,836            0           0           0          69,836
Recognition of deferred compensation        0       0           0          0          719           0           0             719
Dividends paid                              0       0           0    (14,880)           0           0           0         (14,880)
Exercise of stock options, net              0       0      (1,718)         0            0       7,372           0           5,654
Tax benefit from exercise of options        0       0           0          0            0           0           0               0
Treasury stock purchases                    0       0           0          0            0     (96,177)          0         (96,177)
Unrealized loss on investment
    securities                              0       0           0          0            0           0         461             461
----------------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2000               99,701  $  997     236,716    152,085      (10,527)   (287,165)       (150)         91,956



====================================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Unaudited (in thousands)

====================================================================================================

                                                                For the six months ended June 30,
                                                               -------------------------------------
                                                                    2000                 1999
----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income                                                  $      69,836         $      44,772
    Adjustments to reconcile net income to net
       cash provided by operating activities:
        Depreciation and amortization                                   4,005                 2,514
        Recognition of deferred compensation                              719                   679
        (Gain)/Loss on sale of investments                             (2,096)                   65
        (Gain)/Loss on sale and retirement of fixed assets                (17)                   17
        Capital gains and dividends reinvested                            (77)                  (61)
        Deferred income taxes                                           5,773                 1,988
        Changes in assets and liabilities (net of acquisition):
           Receivables from funds                                      (5,122)               (2,121)
           Other receivables                                           (2,826)                5,566
           Other assets                                                (3,737)               (4,411)
           Accounts payable                                             3,098                 6,319
           Other liabilities                                            8,994                   (47)
----------------------------------------------------------------------------------------------------

Net cash provided by operating activities                              78,550                55,280
----------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Additions to investment securities                                 (7,756)               (2,676)
    Proceeds from sale of investment securities                        37,761                 7,278
    Proceeds from maturity of investment securities                     2,185                   328
    Additions of property and equipment                               (15,464)               (4,130)
    Investment in real estate                                               0                   552
    Acquisition of Legend (net of $1,113 cash acquired)               (60,185)                    0
----------------------------------------------------------------------------------------------------

Net cash (used in)/provided by investing activities                   (43,459)                1,352
----------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Net borrowings on credit facility                                  90,000                50,000
    Cash dividends                                                    (14,880)              (16,411)
    Purchase of treasury stock                                        (96,177)              (69,119)
    Exercise of stock options                                           5,655                   352
----------------------------------------------------------------------------------------------------

Net cash used in financing activities                                 (15,402)              (35,178)
----------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                              19,689                21,454

Cash and cash equivalents at beginning of period                       60,977                30,180
----------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                      $      80,666         $      51,634
====================================================================================================

See accompanying notes to unaudited consolidated financial statements.

                         WADDELL & REED FINANCIAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES AND BASIS OF PRESENTATION:

     WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

     Waddell & Reed Financial, Inc. and subsidiaries ("Company") derive their revenues primarily from investment management, administration, distribution and related services provided to the Waddell & Reed Advisors Funds ("Advisors Funds"), W&R Funds, Target/United Funds ("Target Funds") and institutional accounts in the United States.

     BASIS OF PRESENTATION

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments consisting of normal recurring adjustments, necessary to present fairly the results of its operations and its cash flows for the periods ended June 30, 2000 and 1999 and its financial position at June 30, 2000. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999, from which the accompanying balance sheet as of December 31, 1999 was derived. The operating results and cash flows for the periods ended June 30, 2000 are not necessarily indicative of the results that will be achieved in future periods.

     STOCK SPLIT

     On February 23, 2000, the Company declared a three-for-two stock split on the Company's Class A and Class B common stock payable April 7, 2000 to stockholders of record as of March 17, 2000. All per share and share outstanding data in the consolidated financial statements and related notes have been restated to reflect the stock split for all periods presented.

      ACQUISITION OF SUBSIDIARY

     On March 31, 2000, the Company completed its acquisition of The Legend Group, a privately-held mutual fund distribution and retirement planning company based in Palm Beach Gardens, Florida. The acquisition has been accounted for as a purchase and, accordingly, the results of The Legend Group are included with those of the Company commencing on the date of acquisition. The purchase price of $61,298,000, including direct costs, has been allocated to the assets acquired and liabilities assumed resulting in goodwill of $59,466,000, which is being amortized on a straight line basis over 25 years.

     The purchase agreement provides for additional purchase price payments contingent upon the achievement by The Legend Group of specified earnings levels over the next three years. These contingent payments could aggregate to as much as $14.0 million.

         A summary of the net assets acquired is as follows (in thousands):

                  Assets acquired
                         Cash and cash equivalents            $   1,113
                         Accounts receivable                      7,156
                         Goodwill                                59,466
                         Other assets                             1,949
                                                             ----------
                         Total                                   69,684
                  Liabilities assumed                             8,386
                                                             ----------
                  Total purchase price                        $  61,298
                                                             ==========

     LIQUIDITY AND CAPITAL

     On April 26, 2000, the Company declared a dividend payable on August 1, 2000 in the amount of $.0884 per share to shareholders of record as of July 11, 2000. The total dividend paid was $7,261,000.

     For the three month period ended June 30, 2000, the Company repurchased 223,000 Class A and Class B common shares at an average price of $23.17 per share, on a post-split basis. For the six month period ended June 30, 2000, the Company repurchased 4,747,292 Class A and Class B common shares at an average price of $20.24 per share, on a post-split basis.

     EARNINGS PER SHARE

     Basic earnings per share for the 2000 and 1999 periods are based on the average number of shares outstanding for the periods ended June 30, 2000 and 1999, respectively. Diluted earnings per share for these periods also includes the dilutive impact of stock options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     CERTAIN STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, HOPES, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACT INCLUDED IN THIS FORM 10-Q REGARDING THE COMPANY'S FINANCIAL POSITION, BUSINESS STRATEGY AND OTHER PLANS AND OBJECTIVES FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-Q ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE SUCH FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS AND EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT OR THAT THE COMPANY WILL TAKE ANY ACTIONS THAT MAY PRESENTLY BE PLANNED AND NEITHER THE COMPANY NOR ANY OTHER PERSON WILL BE RESPONSIBLE FOR THE ACCURACY OR COMPLETENESS OF ANY SUCH FORWARD-LOOKING STATEMENTS. CERTAIN IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS ARE DISCLOSED IN THE "RISK FACTORS" SECTION OF THE COMPANY'S FORM 10-K ANNUAL REPORT AND ARE DISCUSSED BELOW IN THE "FORWARD-LOOKING INFORMATION" SECTION. ALL SUBSEQUENT WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY SUCH FACTORS. UPDATED INFORMATION WILL BE

PERIODICALLY PROVIDED BY THE COMPANY AS REQUIRED BY THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

OVERVIEW

     The Company derives its revenues primarily from providing investment management, distribution and administrative services to the Advisors Funds, W&R Funds and Target Funds and institutional accounts. Investment management fees, the Company's most substantial source of revenue, are based on the amount of assets under management and the management fee rate charged and are affected by sales levels, financial market conditions, redemptions and the composition of assets. Underwriting and distribution revenues consist of sales charges and commissions derived from the sale of investment and insurance products and distribution fees earned for distributing Class B and Class C shares. The products sold have various sales charge structures and the revenues received from the sale of products vary based on the type and amount sold. Rule 12b-1 distribution and service fees earned for distributing certain shares of the Advisors Funds and W&R Funds are based upon a percentage of assets and fluctuate based on sales, redemptions, and financial market conditions. Service fees include transfer agency fees, custodian fees for retirement plan accounts and portfolio accounting fees.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2000 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

         Second quarter 2000 net income was $33.7 million or $0.39 per share on a diluted basis, compared with net income of $22.8 million or $0.24 per share for the prior year's second quarter, adjusted for April 2000's three-for-two stock split. Net income per share increased 60.1% quarter over quarter. Operating revenues, excluding investment and other income, for the second quarter of 2000, were $131.8 million, up 58.5% over last year's second quarter.

         Management fee revenues were $62.3 million for the second quarter of 2000, an increase of $22.6 million or 56.9% from 1999's second quarter. These increases in management fee revenues came from both mutual fund and institutional business. Mutual fund management fees increased 48.4% quarter over quarter, contributing $18.1 million or 80.1% of the second quarter's increase. Investment performance, net sales, plus reinvested dividends pushed average mutual fund assets under management to $33.2 billion in the second quarter of 2000, a 28.8% increase compared to the second quarter of 1999. Mutual fund management fee revenues increased at a greater rate than average assets because of the restructuring of the fund management fee arrangements implemented in July 1999 and a shift of assets to funds with higher management fee rates, such as small cap, technology and international funds. The average mutual fund management fee rates rose to 67.4 basis points for the second quarter of 2000, from 58.3 basis points from last year's second quarter. Second quarter 2000 net sales were $154.6 million versus net sales of $144.5 million for the second quarter of 1999. Redemption rates on retail mutual funds continued to fall in the second quarter of 2000 to 6.3% compared with 7.7% for the second quarter 1999.

         Management fee revenues from institutional and privately managed accounts increased by $4.4 million to $6.6 million for the three months ended June 30, 2000. Managed assets of Austin, Calvert & Flavin ("ACF"), acquired in August 1999, contributed $2.4 million of this increase. Also contributing to this increase in revenues was the addition of institutional growth equity accounts during 1999 and 2000 that had higher management fee rates. Institutional and privately-managed account net sales were $7.6 million this quarter versus net redemptions of $183.8 million for 1999's second quarter.

         Underwriting and distribution fee revenues were $55.9 million for the second quarter of 2000, a 69.1% increase from the previous year's second quarter. In the second quarter of 2000, The Legend Group ("Legend"), acquired in March 2000, contributed $11.2 million to underwriting and distribution fee revenues. Excluding Legend's contribution, the increase was 35.2%. Retail investment product sales growth of 34.3% quarter over quarter was fueled by new advisors and productivity gains.

Investment Product Sales ($ in thousands)
                                                             2Q00          2Q99        % change
                                                             ----          ----        --------
Front-load (Class A)                                     $  432,889     $ 363,704         19.0
Back-load (Class B)                                         101,956        99,115          2.9
Level-load (Class C)                                         63,779            --           --
Target/United funds (variable products)                     165,245       106,149         55.7
                                                            -------       -------         ----
Total retail                                                763,869       568,968         34.3
Institutional                                               265,644       251,762          5.5
                                                            -------       -------          ---
Total                                                    $1,029,513     $ 820,730         25.4
                                                         ==========     =========         ====

         Underwriting and distribution expenses, consisting of direct costs and indirect costs, increased $17.5 million or 53.9% in the second quarter of 2000. Legend contributed $8.8 million to underwriting and distribution expenses. Excluding Legend's contribution, the increase was 26.7%. This provided for a distribution margin of 7.8% compared with 1.9% for last year's second quarter. Sales grew at a much faster rate than that of fixed indirect direct costs contributing to margin improvement.

         Sales force productivity, as measured by retail investment product sales per advisor, increased 25.3% from $240 thousand in the second quarter of 1999 to $300 thousand in the second quarter of 2000. Second quarter sales productivity for financial advisors with two years or more of tenure increased by $ 72.8 thousand or 20.6% from the second quarter of 1999. The number of financial advisors was 2,554, up 154 or 6.4% from last year's second quarter.

         Shareholder service fees from transfer agency, custodian, and accounting services were $13.6 million for the second quarter of 2000, up 30.9% from last year's second quarter. Legend contributed $1.7 million to shareholder service fee revenues. Excluding Legend's contribution, the increase was 14.2%. The increase was due primarily to the 261 thousand increase in the average number of customer accounts, representing a 16.3% increase over the year before. The number of shareholder accounts was 1.88 million at June 30, 2000, compared with 1.62 million at June 30, 1999.

         Compensation and related costs increased $4.8 million or 50.2% from last year's second quarter. ACF and Legend contributed $926 thousand and $404 thousand, respectively. Excluding these acquisitions, compensation increased 36.3%. The growth in the Company's operations added 20.8% to the average employee headcount from the second quarter of last year to this year's second quarter. Annual raises in salaries and performance incentive bonuses also contributed to the increase.

         General and administrative expenses increased $2.9 million or 65.5% in the second quarter of 2000 when compared with last year's second quarter. ACF and Legend contributed $0.3 million and $1.1 million, respectively. Excluding these acquisitions, general and administrative expenses increased 35.6%, a result of investments made to facilitate growth, notably in computer systems and services and costs associated with implementing new funds and share classes.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2000 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

         For the six months ended June 30, 2000, net income was $69.8 million or $0.81 per share on a diluted basis, compared with net income of $44.8 million or $0.48 per share for the same period in 1999, adjusted for April 2000's three-for-two stock split. Net income per share increased 69.2% year over year. Operating revenues, excluding investment and other income, for the six months ended June 30, 2000, were $252.4 million, up 57.0% over the same period last year.

         Management fee revenues were $126.1 million for the six months ended June 30, 2000, an increase of $49.1 million or 63.7% over the same period last year. These increases in management fee revenues came from both mutual fund and institutional business. Mutual fund management fees increased 54.0% year over year, contributing $39.3 million or 80.2% of the increase. Investment performance, net sales, plus reinvested dividends pushed average mutual fund assets under management to $33.3 billion in the first half of 2000, a 32.0% increase compared to the first six months of 1999. Mutual fund management fee revenues increased at a greater rate than average assets because of the restructuring of the fund management fee arrangements implemented in July 1999 and a shift of assets to funds with higher management fee rates, such as small cap, technology and international funds. The average mutual fund management fee rates rose to 67.7 basis points for the first six months of 2000, from 58.2 basis points for the same period last year. Net retail mutual fund sales were $295.4 million in the first six months of 2000 compared with net sales of $126.0 million for the same period last year. Redemption rates on retail mutual funds have continued to fall. For the six months ended June 30, 2000 the redemption rate on retail mutual funds was 7.0% compared with 8.3% for the same period in 1999.

         Management fee revenues from institutional and privately managed accounts increased by $9.5 million to $13.5 million for the six months ended June 30, 2000. Managed assets of ACF contributed $5.2 million of this increase. Also contributing to this increase in revenues was the addition of institutional growth equity accounts during 1999 and 2000 that had higher management fee rates. Institutional and privately-managed account net sales were $128.6 million for the six months ended June 30, 2000 compared with net redemptions of $246.8 million for the same period in 1999.

         Underwriting and distribution fee revenues were $101.4 million for the first six months of 2000, a 59.4% increase from the same period last year. Legend contributed $11.2 million to the current year's underwriting and distribution fee revenues. Excluding Legend's contribution, the increase was 41.8%. Retail investment product sales growth of 44.2% year over year was fueled by new advisors and productivity gains.

Investment Product Sales ($ in thousands)
                                                              YTD 2000        YTD 1999     % change
                                                              --------        --------     --------
Front-load (Class A)                                        $  889,143      $  704,958         26.1
Back-load (Class B)                                            213,175         191,873         11.1
Level-load (Class C)                                           161,681              --           --
Target/United funds (variable products)                        320,625         202,317         58.5
                                                               -------         -------         ----
Total retail                                                 1,584,624       1,099,148         44.2
Institutional                                                  583,181         506,782         15.1
                                                               -------         -------         ----
Total                                                       $2,167,805      $1,605,930         35.0
                                                            ==========      ==========         ====

         Underwriting and distribution expenses, consisting of direct costs and indirect costs, increased $29.1 million or 46.7% in the first six months of 2000. Legend contributed $8.8 million to underwriting and distribution expenses. Excluding Legend's contribution, the increase was 32.5%. This provided for a distribution margin of 8.4% compared with 2.1% for the same period in 1999. Sales grew at a much faster rate than that of fixed indirect costs contributing to margin improvement.

         Sales force productivity, as measured by retail investment product sales per advisor, increased 33.9% from $465 thousand in the six months ended June 30, 1999 to $622 thousand for the same period in 2000. For the six month period ended June 30, sales productivity for financial advisors with two years or more of tenure increased by $192 thousand or 27.9% year over year.

         Shareholder service fees from transfer agency, custodian, and accounting services were $24.9 million for the six months ended June 30, 2000, up 23.9% from the same period last year. Legend contributed $1.7 million to shareholder service fee revenues. Excluding Legend's contribution, the increase was 15.3%. The increase was due primarily to the 254 thousand increase in the average number of customer accounts, representing a 16.1% increase over the previous year.

         Compensation and related costs increased $9.7 million in the first six months of 2000, a 51.7% increase over the same period last year. ACF and Legend contributed $1.9 million and $404 thousand, respectively. Excluding these acquisitions, compensation increased 39.3%. The growth in the Company's operations added 23.7% to the average employee headcount year over year. Annual raises in salaries and performance incentive bonuses also contributed to the increase.

         General and administrative expenses increased $5.5 million in the first six months of 2000, a 64.5% from the same period last year. ACF and Legend contributed $0.5 million and $1.1 million, respectively. Excluding these acquisitions, general and administrative expenses increased 45.5%, a result of investments made to facilitate growth, notably in computer systems and services and costs associated with implementing new funds and share classes.

LIQUIDITY AND CAPITAL RESOURCES

         Cash, cash equivalents and liquid marketable securities were $142.1 million at June 30, 2000, a $9.1 million decrease from December 31, 1999. Cash and cash equivalents at June 30, 2000 and December 31, 1999 include reserves of $16.3 million and $17.1 million, respectively, for the benefit of customers in compliance with securities regulations.

         Cash flow provided from operations was $78.6 million and $55.3 million for the first six months of 2000 and 1999, respectively. Cash flows used in investing activities increased by $44.8 million during the first six months of 2000 compared with the same period in the prior year. The increase was attributed to cash used by the Company to acquire Legend of $60.2 million, which was somewhat offset by the sale of investment securities of $37.8 million during the period. Cash flows used in financing activities during the first six months of 2000 included net borrowings of $90.0 million on the Company's credit facility which were used to fund stock repurchases and the Legend acquisition.

         Management believes its available cash, marketable securities and expected cash flows from operations will be sufficient to fund dividends, obligations and operations as well as advance sales commissions and meet any other reasonably foreseeable cash needs. The $220 million credit facility, expandable to $330 million, is also available for the Company's use. The outstanding balance on the facility at June 30, 2000 was $215.0 million.

RENAMING FUND FAMILIES AND BROADENING FUND DISTRIBUTION

         On July 1, 2000, the Company renamed its two retail mutual fund families. The United Funds family was renamed the "Waddell & Reed Advisors Funds" ("Advisors Funds"). This family of funds will continue to be available for sale only through Waddell & Reed's sales forces. Concurrently, the Waddell & Reed Funds family was renamed the "W&R Funds". The Company plans to make this family of funds available for sale through both Waddell & Reed's sales forces and selected third-party distribution channels.

WADDELL & REED SHARES ADDED TO S&P MIDCAP 400 INDEX

         On May 31, 2000, Standard & Poor's added Waddell & Reed Financial, Inc. to its S&P MidCap 400 Index of mid-range capitalization United States Common Stocks. Within the index, Waddell & Reed is included in the Financial economic sector and the Investment Banking/Brokerage industry group.

THE LEGEND GROUP

         On March 31, 2000, the Company completed its acquisition of Legend, a privately-held mutual fund distribution and retirement planning company based in Palm Beach Gardens, Florida. Through its network of approximately 300 financial advisors, Legend serves employees of school districts and other not-for-profit organizations nationwide.

         The acquisition has been accounted for as a purchase and, accordingly, the results of Legend are included with those of the Company commencing with the date of acquisition. The purchase price of $61.3 million, including direct costs, has been allocated to the assets acquired and liabilities assumed resulting in goodwill of $59.5 million which is being amortized on a straight line basis over 25 years. The acquisition agreement provides for additional purchase price payments based upon the achievement by Legend of specified earnings levels over the next three years. These payments could aggregate as much as $14.0 million.

         Beginning in May 2000, the Company began to offer its Advisors Funds and W&R Funds through Legend's financial advisors. These funds are being sold into Legend's various account types, including 403(b) plans and asset allocation accounts.

STOCK REPURCHASE PROGRAM

         The Company continues to acquire shares of its common stock. In the second quarter of 2000, the Company repurchased 223,000 shares of its common stock at an aggregate cost of $5.2 million. For the six month period ended June 30, the Company repurchased 4.7 million shares of its common stock at an aggregate cost of $96.2 million. The total number of shares outstanding at June 30, 2000 was 82.1 million, comprised of 41.9 million Class A shares and 40.2 million Class B shares.

OTHER INFORMATION

                             ASSETS UNDER MANAGEMENT
                              (amounts in millions)

ENDING

                                      2Q 00            2Q 99      % change         1Q 00          % change
                                    -------------------------                    --------
Mutual Fund
  Equity                            $29,685           $21,880        35.7%        $31,186            -4.8%
  Fixed Income                        3,202             3,809       -15.9%          3,289            -2.6%
  Money Market                          854               732        16.7%            873            -2.2%
                                    -------           -------                    --------
Total                                33,741            26,421        27.7%         35,348            -4.5%

Institutional and private accounts    6,010             3,174        89.4%          6,132            -2.0%
                                    -------           -------                    --------
Total                               $39,751           $29,595        34.3%        $41,480            -4.2%
                                    =======           =======                    ========

AVERAGE

                                      2Q 00            2Q 99      % change          1Q 00         % change
                                    -------------------------                    --------
Mutual Funds
  Equity                            $29,067           $21,123        37.6%        $29,270            -0.7%
  Fixed Income                        3,206             3,888       -17.5%          3,403            -5.8%
  Money Market                          885               733        20.7%            825             7.3%
                                    -------           -------                    --------
Total                                33,158            25,744        28.8%         33,498            -1.0%

Institutional and private accounts    5,947             3,187        86.6%          5,722             3.9%
                                    -------           -------                    --------
Total                               $39,105           $28,931        35.2%        $39,220            -0.3%
                                    =======           =======                    ========

                                   OTHER ITEMS

                                        2Q 00           2Q 99     % change         YTD 2000        YTD 1999     % change
                                    -------------------------                      ------------------------
Retail Redemption Rate                   6.32%         7.74%                         7.01%            8.25%

SALES PER ADVISOR (000s)
         Total                           300            240         25.3%             622              465        33.9%

         2+ Years *                      425            353         20.6%             881              689        27.9%

         0 to 2 Years **                  95             79         21.4%             183              137        33.4%

         Other                           167             77        117.5%             212               96       119.9%

Number of advisors                     2,554          2,400          6.4%


Number of shareholder accounts     1,880,644      1,620,488         16.1%

*   Advisors licensed with the Company for two or more years.
**  Advisors licensed with the Company for less than two years.

INFORMATION SYSTEMS AND YEAR 2000 READINESS

         The Company believes its software programs and operating systems are year 2000 compliant and ready for use beyond the year 2000.

         The Company is not currently aware of any material year 2000 problem relating to any of its material internal software programs or operating systems. Its internal operation and business are also dependent upon the computer-controlled systems of third parties such as our suppliers, customers and other service providers. The Company believes that, absent a systemic failure outside its control, such as a prolonged loss of electrical or telecommunications service, year 2000 problems at third parties will not have a material impact on its operations. The failure of the Company's internal systems or the systems of third parties to be year 2000 ready could temporarily prevent the Company from providing service to its customers and could require the Company to devote significant resources to correct such problems. The costs associated with remediating any year 2000 problems have not, in the opinion of management, been material to date. Although the Company does not anticipate that these costs will be material in the future, there can be no assurance that these costs will not be material.


FORWARD-LOOKING INFORMATION

         From time-to-time, information or statements provided by or on behalf of the Company, including those within this Form 10-Q Quarterly Report, may contain certain "forward-looking information," including information relating to anticipated growth in our revenues or earnings, anticipated changes in the amount and composition of assets under management, our anticipated expense levels, and our expectations regarding financial markets and other conditions. Readers are cautioned that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information as a result of various factors, including but not limited to those discussed below.

         Further, such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

         Our future revenues will fluctuate due to many factors, such as the total value and composition of assets under our management and related cash inflows or outflows in the Advisors, W&R and Target/United mutual funds (the "Funds") and other investment portfolios; fluctuations in national and worldwide financial markets resulting in appreciation or depreciation of assets under our management; the relative investment performance of the Funds and other investment portfolios as compared to competing offerings; the expense ratios of the Funds; investor sentiment and investor confidence; the ability to maintain our investment management and administrative fees at appropriate levels; competitive conditions in the mutual fund, asset management, and broader financial services sectors; our introduction of new mutual funds and investment portfolios; our ability to contract with the Funds for payment for investment advisory-related administrative services provided to the Funds and their shareholders; the continuation of trends in the retirement plan marketplace favoring defined contribution plans and participant-directed investments; potential misuse of client funds and information in the possession of our financial advisors; and the risk that the restructuring of our mutual fund products and development of additional distribution channels may not be successful. Our revenues are substantially dependent on fees earned under contracts with the Funds and could be adversely affected if the independent directors of one or more of the Funds determined to terminate or significantly alter the terms of the investment management or related administrative services agreements.

         Our future operating results are also dependent upon the level of our operating expenses, which are subject to fluctuation for the following or other reasons: variations in the level of compensation expense due to, among other things, performance-based bonuses, changes in our employee count and mix, and competitive factors; unanticipated costs that may be incurred to protect investor accounts and the goodwill of our clients; and disruptions of services, including those provided by third parties such as communications, power, and the mutual fund transfer agent system.

         The Company's business is also subject to substantial governmental regulation, and changes in legal, regulatory, accounting, tax, and compliance requirements may have a substantial effect on our operations and results, including but not limited to effects on costs we incur and effects on investor interest in mutual funds and investing in general or in particular classes of mutual funds or other investments.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Since December 31, 1999, there has been no material change in the information provided in Item 7A of the 1999 Form 10-K Annual Report.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)      Annual Meeting of Stockholders held on April 26, 2000.

         (b) Directors re-elected to additional three year terms at the Annual Meeting:

                  David L. Boren, Joseph M. Farley, Robert L. Hechler and Harold T. McCormick

                  Other Directors whose terms of office continued after the Annual Meeting:

                  Louis T. Hagopian, Henry J. Herrmann, Joseph L. Lanier, Jr., George J. Records, Sr., William L. Rogers, James M. Raines, Keith A. Tucker and Jerry W. Walton.

         (c)      Election of Directors
                  ---------------------
                                                                       For                   Withheld
                                                                  ---------------            ---------
                  David L. Boren                                  148,102,107                6,168,790
                  Joseph M. Farley                                148,114,817                6,156,080

                  Robert L. Hechler                               148,148,371                6,122,526
                  Harold T. McCormick                             148,098,940                6,171,957

                  APPROVAL OF 1998 STOCK INCENTIVE PLAN -The plan was submitted to the stockholders for approval to comply with Section 162(m) of the Internal Revenue Code relating to deductibility of compensation.

                       For                     Against                Abstain
                       ---                     -------                -------
                   146,970,228                6,779,922               520,747

                  No broker non-votes on this proposal.

                  APPROVAL OF 1998 STOCK INCENTIVE PLAN -The plan was submitted to the stockholders for approval to increase the aggregate number of shares authorized for issuance under the plan.

                       For               Against            Abstain         Broker Non-Vote
                       ---               -------            -------         ---------------
                   101,458,752          21,498,447          424,555           30,890,766

                  APPROVAL OF 1998 EXECUTIVE DEFERRED COMPENSATION STOCK OPTION PLAN -The plan was submitted to the stockholders for approval to comply with Section 162(m) of the Internal Revenue Code relating to deductibility of compensation.

                       For                     Against                Abstain
                       ---                     -------                -------
                  148,526,213                     5,281,043           463,641

                  No broker non-votes on this proposal.

                  RATIFY APPOINTMENT OF KPMG LLP AS INDEPENDENT AUDITORS FOR
                  2000

                       For                     Against                Abstain
                       ---                     -------                -------
                   153,234,999                 810,356                225,242

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


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits:

     27       Financial Data Schedule


     (b)      Reports on Form 8-K

     A Form 8-K dated March 31, 2000 was filed on April 14, 2000 to report the acquisition of the Legend Group of Companies, a Palm Beach Gardens, Florida based private mutual fund distribution and retirement planning company. No financial statements were filed.

     A Form 8-K/A dated March 31, 2000 was filed on June 12, 2000, amending the April 14, 2000 Form 8-K filing to include the required audited combined financial statements of The Legend Group of Companies and the required unaudited pro forma consolidated financial statements of the Company, including the Legend Group of Companies.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 9th day of August, 2000.


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