Form 10-Q
period 2000-09-30
WADDELL & REED FINANCIAL INC
filed 2000-11-14
CIK 1052100

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(MARK ONE)
 [X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

 [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to ____________

                        Commission file number 001-13913

                         WADDELL & REED FINANCIAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                   51-0261715
   ---------------------------------                 -------------------
   (State or other jurisdiction                       (I.R.S. Employer
   of incorporation or organization)                 Identification No.)

                                6300 LAMAR AVENUE
                              OVERLAND PARK, KANSAS
                                      66202
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (913) 236-2000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     Shares outstanding of each of the registrant's classes of common stock as of September 30, 2000:

                 Class                    Outstanding as of September 30, 2000
  ------------------------------------    ------------------------------------
  Class A Common stock, $.01 par value                43,471,008
  Class B Common stock, $.01 par value                40,245,617

                         WADDELL & REED FINANCIAL, INC.

                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000

INDEX

                                                                      PAGE NO.
                                                                      --------

Part I.    Financial Information

  Item 1.    Unaudited Financial Statements

             Consolidated Balance Sheets at
             September 30, 2000 and December 31, 1999                     3

             Consolidated Statements of Operations
             for the three months and nine months ended
             September 30, 2000 and September 30, 1999                    4

             Consolidated Statements of Comprehensive
             Income for the three months and nine months ended
             September 30, 2000 and September 30, 1999                    5

             Consolidated Statements of Changes in Stockholders'
             Equity for the nine months ended September 30, 2000          6

             Consolidated Statements of Cash Flows for the nine months
             ended September 30, 2000 and September 30, 1999              7

             Notes to Unaudited Consolidated Financial Statements         8

  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          9

  Item 3.    Quantitative and Qualitative Disclosures
             About Market Risk                                           19

Part II.     Other Information

  Item 5.    Other Information                                           19

  Item 6.    Exhibits and Reports on Form 8-K                            19

Signatures                                                               20

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)


===========================================================================================
                                                          September 30,         December 31,
                                                              2000                  1999
                             ASSETS                       (unaudited)
-------------------------------------------------------------------------------------------
Assets:
   Cash and cash equivalents                                $ 59,103              60,977
   Investment securities, available-for-sale                  71,458              90,245
   Receivables:
      Mutual Funds                                            12,632               7,597
      Customers and other                                     28,187              19,541
   Current income taxes                                        4,717                   0
   Deferred income taxes                                          44                  37
   Prepaid expenses and other current assets                   5,136               7,111
-------------------------------------------------------------------------------------------
Total current assets                                         181,277             185,508

   Property and equipment, net                                48,393              27,633
   Deferred sales commissions, net                             9,191               1,851
   Goodwill (net of accumulated amortization of
      $30,470 and $26,493)                                   168,589             112,994
   Deferred income taxes                                         192               5,665
   Other assets                                                2,724               1,422
-------------------------------------------------------------------------------------------
Total assets                                                $410,366             335,073
===========================================================================================
                   LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------
Liabilities:
  Current liabilities:
      Accounts payable                                      $ 30,778              34,002
      Accrued sales force compensation                        17,231              14,578
      Short term notes payable                               200,341             125,307
      Income taxes payable                                         0               8,284
      Other current liabilities                               21,668              16,456
-------------------------------------------------------------------------------------------
Total current liabilities                                    270,018             198,627

  Accrued pensions and post-retirement costs                  12,872              10,103
  Other liabilities                                              259                   0
-------------------------------------------------------------------------------------------
Total liabilities                                            283,149             208,730
-------------------------------------------------------------------------------------------
Stockholders' equity:
  Common stock (See table below)                                 997                 997
  Additional paid-in capital                                 252,358             238,434
  Retained earnings                                          179,351              97,129
  Deferred compensation                                      (10,177)            (11,246)
  Treasury stock (See table below)                          (259,126)           (198,360)
  Accumulated other comprehensive income                        (186)               (611)
-------------------------------------------------------------------------------------------
Total stockholders' equity                                   127,217             126,343
-------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                  $410,366             335,073
===========================================================================================



                                      Sept. 30, 2000                  Dec. 31, 1999
          Common stock                --------------                  -------------
        ($.01 par value)             Class A       Class B           Class A       Class B
        ---------------              -------       -------           -------       -------
        Authorized ............. 225,000,000   150,000,000       225,000,000   150,000,000
        Issued .................  48,213,261    51,487,500        48,213,261    51,487,500
        Outstanding ............  43,471,008    40,245,617        44,478,318    41,971,870
        Treasury Stock .........   4,742,253    11,241,883         3,734,943     9,515,630

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Unaudited (in thousands, except for per share data)


================================================================================    ====================
                                                            For the three months    For the nine months
                                                            ended September 30,     ended September 30,
                                                            --------------------    --------------------
                                                             2000         1999       2000         1999
--------------------------------------------------------------------------------    --------------------
Revenue:
  Investment management fees                               $ 64,619     $47,091     $190,725    $124,114
  Underwriting and distribution fees                         49,500      30,466      150,872      94,056
  Shareholder service fees                                   13,938      10,622       38,836      30,716
  Investment and other revenue                                1,869       2,090        8,010       7,561
--------------------------------------------------------------------------------    --------------------
Total revenue                                               129,926      90,269      388,443     256,447
--------------------------------------------------------------------------------    --------------------
Expenses:
  Underwriting and distribution                              45,436      30,703      136,746      92,947
  Compensation and related costs                             14,126      10,991       42,550      29,734
  General and administrative                                  7,118       5,275       21,171      13,820
  Depreciation                                                  917         551        2,433       1,613
  Interest expense                                            4,058       1,904       10,825       3,910
  Amortization of goodwill                                    1,525         845        3,977       2,297
--------------------------------------------------------------------------------    --------------------
Total expenses                                               73,180      50,629      217,702     144,321
--------------------------------------------------------------------------------    --------------------
Income before provision for income taxes                     56,746      40,000      170,741     112,126

Provision for income taxes                                   22,215      15,320       66,374      42,674
--------------------------------------------------------------------------------    --------------------
Net income                                                 $ 34,531     $24,680     $104,367    $ 69,452
================================================================================    ====================
Net income per share:
  - Basic                                                  $   0.42     $  0.28     $   1.25    $   0.77
  - Diluted                                                $   0.40     $  0.27     $   1.20    $   0.75
================================================================================    ====================
Weighted average shares outstanding:
  - Basic                                                    83,152      87,860       83,339      90,453
  - Diluted                                                  87,179      89,975       86,874      92,679
================================================================================    ====================
Dividends declared per common share                        $ 0.0884     $0.0884     $ 0.2652    $ 0.2652

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Unaudited (in thousands)


============================================================================================================================
                                                                            For the three months        For the nine months
                                                                            ended September 30,         ended September 30,
                                                                            --------------------        ----------- --------
                                                                               2000       1999            2000       1999
----------------------------------------------------------------------------------------------------------------------------
Net income                                                                  $ 34,531    $ 24,680        $104,367   $ 69,452
Other comprehensive income:
  Net unrealized appreciation (depreciation) of investments during the period, net of income taxes of $(17), $(301), $1,087, and
     $(926)                                                                      (30)       (485)          1,745     (1,491)
  Reclassification adjustment for amounts included in net income, net
     of income taxes of $(4), $(72), $(826), and $(40)                            (6)        115          (1,320)       (63)
----------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                        $ 34,495    $ 24,310        $104,792   $ 67,898
============================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders' Equity

Nine Months Ended September 30, 2000
Unaudited (in thousands)

===================================================================================================================================
                                                                                                       Accumulated
                                                        Additional                                          other         Total
                                        Common stock     paid-in    Retained     Deferred   Treasury   Comprehensive  Stockholders'
                                      Shares   Amount    capital    earnings   Compensation   Stock        Income        equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999          99,701   $997      238,434     97,129     (11,246)   (198,360)        (611)       126,343

Net income                                 -      -            -    104,367           -           -            -        104,367
Recognition of deferred compensation       -      -            -          -       1,069           -            -          1,069
Dividends paid                             -      -            -    (22,145)          -           -            -        (22,145)
Exercise of stock options, net             -      -      (18,392)         -           -        (589)           -        (18,981)
Tax benefit from exercise of options       -      -       32,316          -           -           -            -         32,316
Treasury stock repurchases                 -      -            -          -           -     (96,177)           -        (96,177)
Unrealized loss on investment securities   -      -            -          -           -           -          425            425
-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2000         99,701   $997      252,358    179,351     (10,177)   (295,126)        (186)       127,217
===================================================================================================================================

See accompanying notes to unauditred consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Unaudited (in thousands)

=============================================================================================================================
                                                                                  For the nine months ended September 30,
                                                                                  ---------------------------------------
                                                                                          2000                  1999
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                                          $104,367               $  69,452
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization                                                    6,460                   3,910
         Recognition of deferred compensation                                             1,069                   1,030
         (Gain)/Loss on sale of investments                                              (2,096)                     52
         (Gain)/Loss on sale and retirement of fixed assets                                  (1)                     32
         Capital gains and dividends reinvested                                            (106)                    (94)
         Deferred income taxes                                                            5,272                   2,176
         Changes in assets and liabilities (net of acquisition):
            Receivables from funds                                                       (5,035)                 (2,378)
            Other receivables                                                            (1,406)                  6,917
            Other assets                                                                 (6,219)                 (5,751)
            Accounts payable                                                             (3,260)                  4,710
            Other liabilities                                                            21,802                   3,995
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                               120,847                  83,511
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Additions to investment securities                                                    (18,032)                 (2,776)
  Proceeds from sale of investment securities                                            37,773                  14,660
  Proceeds from maturity of investment securities                                         2,299                     856
  Additions of property and equipment                                                   (22,168)                 (6,612)
  Investment in real estate                                                                   -                     551
  Acquisition of subsidiaries (net of cash acquired)                                    (60,290)                (19,410)
-----------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                   (60,418)                (12,731)
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net borrowings on credit facility                                                      75,000                 115,000
  Cash dividends                                                                        (22,145)                (24,303)
  Purchase of treasury stock                                                            (96,177)               (125,960)
  Stock option exercises - net payments                                                 (26,055)                 (8,295)
  Exercise of stock options                                                               7,074                     462
-----------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                   (62,303)                (43,096)
-----------------------------------------------------------------------------------------------------------------------------
Net increase/(decrease) in cash and cash equivalents                                     (1,874)                 27,684

Cash and cash equivalents at beginning of period                                         60,977                  30,180
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                             $ 59,103                $ 57,864
=============================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

                         WADDELL & REED FINANCIAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES AND BASIS OF PRESENTATION:

     WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

     Waddell & Reed Financial, Inc. and subsidiaries (the "Company") derive their revenues primarily from investment management, distribution, administration, and related services provided to the Waddell & Reed Advisors Funds ("Advisors Funds"), W&R Funds, W&R Target Funds ("Target Funds") and institutional accounts in the United States.

     BASIS OF PRESENTATION

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments consisting of normal recurring adjustments, necessary to present fairly the results of its operations and its cash flows for the periods ended September 30, 2000 and 1999 and its financial position at September 30, 2000. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1999, from which the accompanying balance sheet as of December 31, 1999 was derived. The operating results and cash flows for the periods ended September 30, 2000 are not necessarily indicative of the results that will be achieved in future periods.

     STOCK SPLIT

     On February 23, 2000, the Company declared a three-for-two stock split on the Company's Class A and Class B common stock payable April 7, 2000 to stockholders of record as of March 17, 2000 and effected April 10, 2000. All per share and share outstanding data in the consolidated financial statements and related notes have been restated to reflect the stock split for all periods presented.

     ACQUISITION OF SUBSIDIARY

     On March 31, 2000, the Company completed its acquisition of The Legend Group ("Legend"), a privately-held mutual fund distribution and retirement planning company based in Palm Beach Gardens, Florida. The acquisition has been accounted for as a purchase and, accordingly, the results of Legend are included with those of the Company commencing on the date of acquisition. The purchase price of $61,403,000, including direct costs, has been allocated to the assets acquired and liabilities assumed resulting in goodwill of $59,571,000, which is being amortized on a straight line basis over 25 years.

     The purchase agreement provides for additional purchase price payments contingent upon the achievement by Legend of specified earnings levels over the next three years. These contingent payments could aggregate to as much as $14.0 million.

A summary of the net assets acquired is as follows (in thousands):



                  Assets acquired
                           Cash and cash equivalents         $    1,113
                           Accounts receivable                    7,156
                           Goodwill                              59,571
                           Other assets                           1,949
                                                             ----------
                           Total                                 69,789
                  Liabilities assumed                             8,386
                                                             ----------
                  Total purchase price                       $   61,403
                                                             ==========

     LIQUIDITY AND CAPITAL

     On July 11, 2000, the Company declared a dividend payable on November 1, 2000 in the amount of $.0884 per share to shareholders of record as of October 11, 2000. The total dividend paid was $7,401,000.

     Excluding share repurchases used to satisfy stock option exercises, the Company did not repurchase shares of its common stock during the three month period ended September 30, 2000. For the nine month period ended September 30, 2000, the Company repurchased 4,747,292 Class A and Class B common shares at an average price of $20.24 per share, on a post-split basis.

     EARNINGS PER SHARE

     Basic earnings per share for the 2000 and 1999 periods are based on the average number of shares outstanding for the periods ended September 30, 2000 and 1999, respectively. Diluted earnings per share for these periods also includes the dilutive impact of stock options.

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

PERIODICALLY PROVIDED BY THE COMPANY AS REQUIRED BY THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

OVERVIEW

     The Company derives its revenues primarily from providing investment management, distribution, and administrative services to the Advisors Funds, W&R Funds, Target Funds, and institutional accounts. Investment management fees, the Company's most substantial source of revenue, are based on the amount of assets under management and the management fee rate charged; these are affected by sales levels, financial market conditions, redemptions and the composition of assets. Underwriting and distribution revenues consist of sales charges and commissions derived from the sale of investment and insurance products and distribution fees earned for distributing Class B and Class C shares. The products sold have various sales charge structures and the revenues received from the sale of products vary based on the type and amount sold. Rule 12b-1 distribution and service fees earned for distributing certain shares of the Advisors Funds and W&R Funds are based upon a percentage of assets and fluctuate based on sales, redemptions, and financial market conditions. Service fees include transfer agency fees, custodian fees for retirement plan accounts, and portfolio accounting fees.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30,1999

     Third quarter 2000 net income was $34.5 million or $0.40 per share on a diluted basis, compared with net income of $24.7 million or $0.27 per share for the prior year's third quarter, adjusted for April 2000's three-for-two stock split. Net income per share increased 48% quarter over quarter. Operating revenues, excluding investment and other income, for the third quarter of 2000, were $128.1 million, up 45% over last year's third quarter.

     Management fee revenues were $64.6 million for the third quarter of 2000, an increase of $17.5 million or 37% from 1999's third quarter. These increases in management fee revenues came from both mutual fund and institutional business. Mutual fund management fees increased 32% quarter over quarter, contributing $14.1 million or 80% of the third quarter's increase. Investment performance, net sales, plus reinvested dividends pushed average mutual fund assets under management to $34.2 billion in the third quarter of 2000, a 30% increase compared to the third quarter of 1999. Third quarter 2000 retail net sales were $103.1 million versus net sales of $20.8 million for the third quarter of 1999. Management fees increased at a slightly higher rate than that of average assets due to a greater proportion of assets being in funds with higher rate structures. Redemption rates on retail mutual funds continued to fall in the third quarter of 2000 to 6.1% compared with 7.3% for the third quarter of 1999.

     Management fee revenues from institutional and separately managed accounts increased by $3.4 million to $6.6 million for the three months ended September 30, 2000. Managed assets of Austin, Calvert & Flavin ("ACF"), acquired in August 1999, contributed $1.2 million of this increase. Also contributing to this increase in revenues was the addition of institutional growth equity accounts during 1999 and 2000 that had higher management fee rates. Institutional and separately managed accounts had net redemptions of $27.2 million this quarter versus net sales of $126.3 million for 1999's third quarter.

     Underwriting and distribution fee revenues were $49.5 million for the third quarter of 2000, a 62% increase from the previous year's third quarter. Legend, acquired in March 2000, contributed

$9.6 million to underwriting and distribution fee revenues during the third quarter of 2000. Excluding Legend's contribution, the increase was 31%. Retail investment product sales growth of 28% quarter over quarter was fueled by new advisors and productivity gains. Higher distribution fees from variable annuity products and an increase in the proportion of sales in variable products, which have higher commission rates, were also contributing factors.


Investment Product Sales ($ in thousands; excludes money markets)

                                                 3Q00           3Q99       % CHANGE
                                               ---------     ---------     ----------
Front-load (Class A)                           $ 369,954     $ 320,290         15.5
Back-load (Class B)                               90,114        97,457         -7.5
Level-load (Class C)                              39,370           - -          - -
W&R Target funds (variable products)             156,222        95,092         64.3
                                                 -------        ------         ----
Total retail                                     655,660       512,839         27.8
Institutional                                    230,587       224,425          2.7
                                                 -------       -------          ---
Total                                          $ 886,247     $ 737,264         20.2
                                               =========     =========         ====

     Underwriting and distribution expenses, consisting of direct costs and indirect costs, increased $14.7 million or 48% in the third quarter of 2000. Legend contributed $7.7 million to underwriting and distribution expenses. The increase after excluding Legend's contribution was 23%. This provided for a distribution margin of 5.3% compared with -0.8% for last year's third quarter. Including Legend, the distribution margin was 8.2% for this year's third quarter. Sales grew at a much faster rate than that of fixed indirect costs which contributed to margin improvement.

     Sales force productivity, as measured by retail investment product sales per advisor, increased 19% from $210 thousand in the third quarter of 1999 to $250 thousand in the third quarter of 2000. Third quarter sales productivity for financial advisors with two years or more of tenure increased by 9.2% from $298.5 thousand in the third quarter of 1999 to $325.8 thousand in the third quarter of 2000. The number of financial advisors was 2,713, up 230 or 9.3% from last year's third quarter.

     Shareholder service fees from transfer agency, custodian, and accounting services were $13.9 million for the third quarter of 2000, up 31% from last year's third quarter. Legend contributed $1.7 million to shareholder service fee revenues. Excluding Legend's contribution, the increase was 15%. The increase was due primarily to the 267 thousand increase in the average number of customer accounts, representing a 16% increase over the year before. The number of shareholder accounts was 1.93 million at September 30, 2000, compared with 1.66 million at September 30, 1999.

     Compensation and related costs increased $3.1 million or 29% from last year's third quarter. Legend contributed $427 thousand to compensation and related costs. Excluding Legend, compensation increased 25%. The growth in the Company's operations added 17% to the average employee headcount from the third quarter of last year to this year's third quarter. The remainder of the increase came from higher performance based compensation and normal salary increases.

     General and administrative expenses increased $1.8 million or 35% in the third quarter of 2000 when compared with last year's third quarter. Legend contributed $1.0 million to general and administrative expenses. Excluding Legend, general and administrative expenses increased 15% due largely to higher transfer agency computer services costs.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

     For the nine months ended September 30, 2000, net income was $104.4 million or $1.20 per share on a diluted basis, compared with net income of $69.5 million or $0.75 per share for the same period in 1999, adjusted for April 2000's three-for-two stock split. Net income per share on a diluted basis increased 60% year over year. Operating revenues, excluding investment and other income, for the nine months ended September 30, 2000, were $380.4 million, up 53% over the same period last year.

     Management fee revenues were $190.7 million for the nine months ended September 30, 2000, an increase of $66.6 million or 54% over the same period last year. These increases in management fee revenues came from both mutual fund and institutional business. Mutual fund management fees increased 46% year over year, contributing $53.4 million or 80% of the increase. Investment performance, net sales, plus reinvested dividends pushed average mutual fund assets under management to $33.6 billion in the first nine months of 2000, a 31% increase compared to the first nine months of 1999. Mutual fund management fee revenues increased at a greater rate than average assets because of the restructuring of the fund management fee arrangements implemented in July 1999 and a shift of assets to funds with higher management fee rates, such as small cap, technology, and international funds. The average mutual fund management fee rate rose to 67.6 basis points for the first nine months of 2000, up from 61.1 basis points for the same period last year. Net retail mutual fund sales were $398.2 million in the first nine months of 2000 compared with net sales of $146.8 million for the same period last year. Redemption rates on retail mutual funds have continued to fall. For the nine months ended September 30, 2000 the redemption rate on retail mutual funds was 6.7% compared with 7.9% for the same period in 1999.

     Management fee revenues from institutional and separately managed accounts increased by $12.9 million to $20.0 million for the nine months ended September 30, 2000. Managed assets of ACF contributed $6.4 million of this increase. Also contributing to this increase in revenues was the addition of institutional growth equity accounts during 1999 and 2000 that had higher management fee rates. Institutional and separately managed account net sales were $101.4 million for the nine months ended September 30, 2000 compared with net redemptions of $124.4 million for the same period in 1999.

     Underwriting and distribution fee revenues were $150.9 million for the first nine months of 2000, a 60% increase from the same period last year. Legend contributed $20.8 million to the current year's underwriting and distribution fee revenues. Excluding Legend's contribution, the increase was 38%. Retail investment product sales growth of 39% year over year was fueled by new advisors and productivity gains. Higher distribution fees from variable annuity products and an increase in the proportion of sales in variable products, which have higher commission rates, were also contributing factors.


Investment Product Sales ($ in thousands; excludes money markets)
                                                              YTD 2000        YTD 1999     % CHANGE
                                                           -----------     -----------     --------
Front-load (Class A)                                       $ 1,259,097     $ 1,025,248         22.8
Back-load (Class B)                                            303,289         289,330          4.8
Level-load (Class C)                                           201,051             - -          - -
W&R Target funds (variable products)                           476,847         297,409         60.3
                                                               -------         -------         ----
Total retail                                                 2,240,284       1,611,987         39.0
Institutional                                                  813,768         731,207         11.3
                                                               -------         -------         ----
Total                                                       $3,054,052      $2,343,194         30.3
                                                            ==========      ==========         ====

     Underwriting and distribution expenses, consisting of direct costs and indirect costs, increased $43.8 million or 47% in the first nine months of 2000. Legend contributed $16.4 million to underwriting and distribution expenses. Excluding Legend's contribution, the increase was 30%. This provided for a distribution margin of 7.5% compared with 1.2% for the same period in 1999. Including Legend, distribution margin was 9.4% for the first nine months of 2000. Sales grew at a much faster rate than that of fixed indirect costs which contributed to margin improvement.

     Sales force productivity, as measured by retail investment product sales per advisor, increased 29% from $674 thousand in the nine months ended September 30, 1999 to $869 thousand for the same period in 2000. For the nine month period ended September 30, sales productivity for financial advisors with two years or more of tenure increased by 20% from $952 thousand for the nine months ended September 30, 1999 to $1.1 million for the nine months ended September 30, 2000.

     Shareholder service fees from transfer agency, custodian, and accounting services were $38.8 million for the nine months ended September 30, 2000, up 26% from the same period last year. Legend contributed $3.4 million to shareholder service fee revenues. Excluding Legend's contribution, the increase was 15%. The increase was due primarily to the 258 thousand increase in the average number of customer accounts, representing a 16% increase over the previous year.

     Compensation and related costs increased $12.8 million in the first nine months of 2000, a 43% increase over the same period last year. ACF contributed $2.9 million in the first nine months of 2000 and $406 thousand from the time of its acquisition, in August 1999, until September 30, 1999. Legend contributed $831 thousand in 2000. Excluding these acquisitions, compensation increased 33% which was driven by the growth in the Company's operations resulting in a 21% increase to average employee headcount year over year. Additionally, annual salary increases and performance incentive bonuses also contributed to the increase.

     General and administrative expenses increased $7.4 million in the first nine months of 2000, a 53% increase from the same period last year. ACF contributed $812 thousand in the first nine months of 2000 and $160 thousand from the time of its acquisition, in August of 1999, until September 30, 1999. Legend contributed $2.1 million in 2000. Excluding these acquisitions, general and administrative expenses increased 34%, a result of investments made to facilitate growth, notably in computer systems and services, and costs associated with implementing new funds and share classes.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents, and liquid marketable securities were $130.6 million at September 30, 2000, a $20.7 million decrease from December 31, 1999. Cash and cash equivalents at September 30, 2000 and December 31, 1999 include reserves of $13.7 million and $17.1 million, respectively, for the benefit of customers in compliance with securities regulations.

     Cash flow provided from operations was $120.8 million and $83.5 million for the first nine months of 2000 and 1999, respectively. The increase in cash flow was primarily attributable to the 50 percent increase in net income from the Company's operations. During the current year, cash has been used primarily to repurchase shares of the Company's stock totaling $96.2 million and to acquire Legend for $60.3 million. Other uses of cash this year were additions to property and equipment of $22.2 million, including construction of the home office building, and payment of dividends of $22.1 million. Besides cash from operations, other sources of capital during the current year include net borrowings of $75.0 million on the credit facility and proceeds from investment securities sales of $37.8 million.

     Management believes its available cash, marketable securities and expected cash flows from operations will be sufficient to fund dividends, obligations, and operations as well as advance sales commissions and meet any other reasonably foreseeable cash needs. The Company has entered into a 364-day revolving credit facility with various banks for a total of $220 million. The facility is expandable to $330 million, whereby the banks could increase the loans by $110 million on an uncommitted basis. At September 30, 2000, there was $200.0 million outstanding under this line of credit.

RENAMING FUND FAMILIES AND BROADENING FUND DISTRIBUTION

     On July 1, 2000, the Company renamed its two retail mutual fund families. The United Funds family was renamed the "Waddell & Reed Advisors Funds" ("Advisors Funds"). This family of funds will continue to be available for sale only through Waddell & Reed's sales forces. Concurrently, the Waddell & Reed Funds family was renamed the "W&R Funds." The Company plans to make this family of funds available for sale through both Waddell & Reed's sales forces and selected third-party distribution channels. On October 15, 2000, the Company renamed its Target/United Fund family the "W&R Target Funds" ("Target Funds").

THE LEGEND GROUP

     On March 31, 2000, the Company completed its acquisition of Legend, a privately-held mutual fund distribution and retirement planning company based in Palm Beach Gardens, Florida. Through its network of approximately 300 financial advisors, Legend serves employees of school districts and other not-for-profit organizations nationwide.

     The acquisition has been accounted for as a purchase and, accordingly, the results of Legend are included with those of the Company commencing with the date of acquisition. The purchase price of $61.4 million, including direct costs, has been allocated to the assets acquired and liabilities assumed resulting in goodwill of $59.6 million which is being amortized on a straight line basis over 25 years. The acquisition agreement provides for additional purchase price payments based upon the achievement by Legend of specified earnings levels over the next three years. These payments could aggregate to as much as $14.0 million.

     Beginning in May 2000, the Company began to offer its Advisors Funds and W&R Funds through Legend's financial advisors. These funds are being sold into Legend's various account types, including 403(b) plans and asset allocation accounts.

NATIONWIDE AGREEMENT

     The Company announced on October 23, 2000 the execution of an agreement for Nationwide Financial to provide a broad span of private label insurance and retirement products for use by Waddell & Reed, Inc.'s independent financial advisors. The selection of Nationwide Financial to provide insurance and retirement products completes an exhaustive effort by the Company to increase the breadth and competitiveness of such products available to its financial advisors. Launch of these products is subject to state and federal regulatory approval. Nationwide Financial will develop for distribution by the Company's investment advisors three variable annuities, a flexible-premium variable universal life product, a survivorship life product, and a qualified group retirement plan. United Investors Life Insurance Company ("UILIC"), a subsidiary of Torchmark Corporation ("Torchmark") and formerly an affiliate of the Company, also provides insurance products for the Company.

UNITED INVESTORS LIFE INSURANCE COMPANY LITIGATION

     The Company is in litigation with its current insurance provider and others over terms of a compensation agreement signed in July 1999 by UILIC and Waddell & Reed, Inc. The compensation is paid by UILIC to the Company on variable products underwritten by UILIC and distributed by the Company. The agreement provides for the Company to be paid annual compensation on all variable annuity policies issued after January 1, 2000, and a slightly lower annual compensation on variable annuity policies issued before that date. Payments are continuing but that agreement has been challenged by UILIC in a complaint filed in May 2000, in the Circuit Court of Jefferson County, Alabama in which the Company has subsequently named Torchmark as a third party defendant in a tortious interference claim. The Company is confident that the court will uphold the agreement as a contract and that the Company will prevail on the merits of the case. Moreover, the Company does not foresee any additional risk to existing variable policy assets and anticipates continued growth in sales of variable annuity products.

     In a related development, a number of Torchmark affiliates terminated Waddell & Reed Investment Management Company as investment adviser for certain insurance company general account assets and pension plan assets totaling $768 million with an average management fee of 25 basis points. These accounts paid approximately $1.9 million in annual investment management fees. The only other Torchmark-affiliated assets for which Waddell & Reed Investment Management Company serves as investment adviser are approximately $40 million in 401(k) plans of Torchmark affiliates.

SALE-LEASEBACK AGREEMENT

     On October 23, 2000, the Company reached an agreement with Mesirow Realty Sale-Leaseback, Inc. to sell its two home office buildings and to lease them back for a period of fifteen years. Proceeds from the sale are expected to be approximately $28.5 million resulting in a gain of approximately $2.0 million. This gain will be deferred and amortized over the term of the operating lease. The transaction is expected to be closed by year end.

     One of these two buildings has been under construction and will be completed and substantially occupied by year-end. In late September, the Company's information technology departments relocated there and more units of our operating and support groups will move each week. It is estimated that going forward, the Company will incur approximately $3.4 million annually in lease expense and additional operating expenses that will be reflected in general and administrative expenses.

     The sale of these properties and the sale of multi-tenant properties last year were made because real estate is not viewed to be part of the Company's core business. The proceeds from the sale will initially be used to repay debt, but will ultimately increase the Company's capacity to invest in its core business and to repurchase the Company's common stock.

STOCK REPURCHASE PROGRAM

     In the third quarter of 2000, the Company did not repurchase shares of its common stock. For the nine month period ended September 30, the Company repurchased 4.7 million shares of its common stock at an aggregate cost of $96.2 million. The total number of shares outstanding at September 30, 2000 was 83.7 million, comprised of 43.5 million Class A shares and 40.2 million Class B shares. From October 1, 2000 through October 19, 2000, the Company acquired 292 thousand Class A and 106 thousand Class B shares of its common stock at an aggregate cost, including commissions, of $12.2 million. The average price per share of these repurchases was $30.73.

CLASS A AND CLASS B SHARE RECAPITALIZATION

     The Company has received a ruling from the Internal Revenue Service allowing it to recapitalize its Class A and Class B common stock without adversely affecting the prior Internal Revenue Service rulings obtained at the time of the tax-free spin-off from Torchmark. The Company is seeking guidance from the New York Stock Exchange on how to proceed before taking any further definitive action. It is anticipated that, subject to approval by the New York Stock Exchange, the Board of Directors and the stockholders, upon completion of the proposed recapitalization, the Company will have only Class A common stock authorized, issued and outstanding.

OTHER INFORMATION

                             ASSETS UNDER MANAGEMENT
                              (amounts in millions)

ENDING                                        3Q00         3Q99       % CHANGE      2Q00      % CHANGE
-----                                        -------     -------      --------    --------    --------
Mutual Fund
   Equity                                    $30,019     $21,523        39.5       $29,685        1.1
   Fixed Income                                3,135       3,666       -14.5         3,202       -2.1
   Money Market                                  939         788        19.2           854       10.0
                                             -------     -------                   -------
Total                                         34,093      25,977        31.2        33,741        1.0
   Institutional and private accounts          5,927       4,769        24.3         6,010       -1.4
                                             -------     -------                   -------
Total                                        $40,020     $30,746        30.2       $39,751        0.7
                                             =======     =======                   =======


AVERAGE
Mutual Fund
   Equity                                    $28,765     $21,808        31.9       $29,067       -1.0
   Fixed Income                                4,486       3,742        19.9         3,206       39.9
   Money Market                                  924         776        19.1           885        4.4
                                             -------     -------                   -------
Total                                         34,175      26,326        29.8        33,158        3.1
   Institutional and private accounts          5,986       4,318        38.6         5,947        0.7
                                             -------     -------                   -------
Total                                        $40,161     $30,644        31.1       $39,105        2.7
                                             =======     =======                   =======


                                   OTHER ITEMS

                                      3Q00         3Q99        % Change        YTD 2000     YTD 1999      % Change
                                      ----         ----        --------        --------     --------      --------
Retail Redemption Rate                6.14%        7.25%                         6.71%        7.90%

Sales per Advisor (000s)
------------------------
      Total                            250          210          18.8             869          674          29.0
      2+ Years *                       326          298           9.2           1,142          952          20.0
      0 to 2 Years **                   70           57          23.9             200          154          30.2
      Other                             55           25         121.4             187           84         123.6

Number of advisors ***               2,713        2,483           9.3

Number of shareholder
accounts                         1,933,447    1,659,200          16.5

*   Advisors licensed with the Company for two or more years.
**  Advisors licensed with the Company for less than two years.
*** Excludes Legend advisors

INFORMATION SYSTEMS

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

FORWARD-LOOKING INFORMATION

     From time-to-time, information or statements provided by or on behalf of the Company, including those within this quarterly report on Form 10-Q may contain certain "forward-looking information," including information relating to anticipated growth in our revenues or earnings, anticipated changes in the amount and composition of assets under management, our anticipated expense levels, and our expectations regarding financial markets and other conditions. Readers are cautioned that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance. Actual results may differ materially from those contained in these forward-looking statements as a result of various factors, including but not limited to those discussed below. Further, such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events, whether as a result of new information, future developments or otherwise.

     Our future revenues will fluctuate due to many factors, such as the total value and composition of assets under our management and related cash inflows or outflows in the Advisors, W&R and W&R Target mutual funds (the "Funds") and other investment portfolios; fluctuations in national and worldwide financial markets resulting in appreciation or depreciation of assets under our management; the relative investment performance of the Funds and other investment portfolios as compared to competing offerings; the expense ratios of the Funds; investor sentiment and investor confidence; the ability to maintain our investment management and administrative fees at appropriate levels; competitive conditions in the mutual fund, asset management, and broader financial services sectors; our introduction of new mutual funds and investment portfolios; our ability to contract with the Funds for payment for investment advisory-related administrative services provided to the Funds and their shareholders; the continuation of trends in the retirement plan marketplace favoring defined contribution plans and participant-directed investments; potential misuse of client funds and information in the possession of our financial advisors; and the risk that the restructuring of our mutual fund products and development of additional distribution channels may not be successful. Our revenues are substantially dependent on fees earned under contracts with the Funds and could be adversely affected if the independent directors of one or more of the Funds determined to terminate or significantly alter the terms of the investment management or related administrative services agreements.

     Our future operating results are also dependent upon the level of our operating expenses, which are subject to fluctuation for the following or other reasons: variations in the level of compensation expense due to, among other things, performance-based bonuses, changes in our employee count and mix, and competitive factors; unanticipated costs that may be incurred to protect investor accounts and the goodwill of our clients; and disruptions of services, including those provided by third parties such as communications, power, and the mutual fund transfer agent system. In addition, our future operating results may also be impacted by our ability to incur additional debt and by adverse litigation. The Company's business is also subject to substantial governmental regulation, and changes in legal, regulatory, accounting, tax, and compliance requirements may have a substantial effect on our operations and results, including but not limited to effects on costs we incur and effects on investor interest in mutual funds and investing in general or in particular classes of mutual funds or other investments.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27  Financial Data Schedule

     (b)  Reports on Form 8-K

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of November, 2000.

                                   WADDELL & REED FINANCIAL, INC.



                                   By: /s/ John E. Sundeen, Jr.
                                       ------------------------------
                                       John E. Sundeen, Jr.,
                                       Senior Vice President,
                                       Chief Financial Officer and Treasurer
                                       (Principal Financial Officer)




                                   By: /s/ D. Tyler Towery
                                       -------------------------------
                                       D. Tyler Towery, Vice President
                                       and Controller
                                       (Principal Accounting Officer)