Form 10-K
period 2000-12-31
WADDELL & REED FINANCIAL INC
filed 2001-03-19
CIK 1052100

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ( )

    The aggregate market value of the voting stock held by non-affiliates of the registrant (excludes officers, directors and stockholders holding 5% or greater of the registrant's common stock): $2,014,071,078 at March 6, 2001.

    Shares outstanding of each of the registrant's classes of common stock as of March 6, 2001:

                Class A Common Stock, $.01 par value: 43,461,511
                Class B Common Stock, $.01 par value: 36,139,617

                      DOCUMENTS INCORPORATED BY REFERENCE

    In Part III of this Form 10-K, the definitive proxy statement for 2001 annual meeting of stockholders to be held April 25, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    Index of Exhibits (Pages 60 through 62)
                     Total Number of Pages Included Are 62

                         WADDELL & REED FINANCIAL, INC.
                      INDEX TO ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                                                             PAGE
PART I                                                                     --------
Item 1.      Business....................................................         3
Item 2.      Properties..................................................        14
Item 3.      Legal Proceedings...........................................        15
Item 4.      Submission of Matters to a Vote of Security Holders.........        15

PART II
Item 5.      Market for Registrant's Common Equity and Related
               Stockholder Matters.......................................        15
Item 6.      Selected Financial Data.....................................        16
Item 7.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................        18
Risk Factors.............................................................        29
Item 7A.     Quantitative and Qualitative Disclosures About Market
               Risk......................................................        32
Item 8.      Financial Statements and Supplementary Data.................        33
Item 9.      Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure..................................        33

PART III
Item 10.     Directors and Executive Officers of the Registrant..........        33
Item 11.     Executive Compensation......................................        33
Item 12.     Security Ownership of Certain Beneficial Owners and
               Management................................................        33
Item 13.     Certain Relationships and Related Transactions..............        33

PART IV
Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form
               8-K.......................................................        33

SIGNATURES...............................................................        34
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS...............................        36
INDEX TO EXHIBITS........................................................        60

                                     PART I

ITEM 1. BUSINESS

BACKGROUND

    Waddell & Reed Financial, Inc. (hereinafter referred to as the "Company," "we," "our" or "us") is a Delaware holding company that conducts its business through its subsidiaries. One subsidiary, Waddell & Reed, Inc. ("W&R"), is a registered broker-dealer and registered investment advisor that acts primarily as the nationwide distributor and underwriter for the shares of our mutual funds and the distributor of insurance products issued primarily by United Investors Life Insurance Company ("UILIC") and by Nationwide Financial Services, Inc. ("Nationwide"). Another subsidiary, Waddell & Reed Investment Management Company ("WRIMCO"), is a registered investment advisor that provides investment management and advisory services to our mutual funds and to institutions and other private clients. Waddell & Reed Services Company ("WRSCO") provides transfer agency and accounting services to the mutual funds and their shareholders. On August 9, 1999, we completed the acquisition of Austin, Calvert & Flavin, Inc. ("ACF"), a privately-held investment management firm based in San Antonio, Texas. ACF was founded in 1981 and manages investments for trusts, high net worth families and individuals, and pension plans of corporations, hospitals, schools, labor unions, endowments and foundations. On March 31, 2000, we completed the acquisition of The Legend Group ("Legend"), a privately-held mutual fund distribution and retirement planning company based in Palm Beach Gardens, Florida. Through its network of over 300 financial advisors, Legend serves employees of school districts and other not-for-profit organizations. Waddell & Reed Financial, Inc., W&R, WRIMCO, WRSCO, ACF and Legend are hereafter collectively referred to as the "Company," "we, "us" or "our," unless the context requires otherwise.

OVERVIEW

    We were founded in 1937 and are one of the oldest mutual fund complexes in the United States, having introduced the Waddell & Reed Advisors Funds (formerly, the United Group of Mutual Funds) in 1940. On June 30, 2000, we renamed two of our mutual fund families. The United Funds family was renamed the Waddell & Reed Advisors Funds (the "Advisors Funds") and the Waddell & Reed Fund family was renamed the W&R Funds (the "W&R Funds"). The Advisors Funds are available for sale primarily through our proprietary sales force. The W&R Funds are available for sale through both our proprietary sales force and through selected third-party distribution channels. On October 16, 2000, the Target/United Funds family was renamed the W&R Target Funds (the "Target Funds"). We sell our investment products primarily to middle income Americans through a virtually exclusive sales force and select third party channels. As of December 31, 2000, we had $36.7 billion of assets under management, of which $31.8 billion were mutual fund assets and $4.9 billion were separately managed accounts. We have over 648,000 mutual fund customers having an average investment of $43,000 and over 68,000 variable account customers having an average investment of $54,000.

    We are the exclusive underwriter and distributor of 43 mutual fund portfolios (the "Funds"), including 20 comprising the Advisors Funds, 12 comprising the W&R Funds and 11 comprising the Target Funds. As part of our financial planning services, we also distribute to our customers variable annuities and life insurance products, underwritten by UILIC and Nationwide. On October 23, 2000, we announced an agreement with Nationwide to provide a broad span of private label insurance and retirement products for use by our proprietary sales force.

    Our traditional market has generally been professionals and working families with annual incomes between $40,000 and $100,000 who are saving for retirement. We believe that demographic trends and shifts in attitudes toward retirement savings will continue to support increased consumer demand for our products and services. According to U.S. Census Bureau projections, the number of Americans between the ages of 45 and 64 will grow from 53.7 million in 1998 to
76.2 million in 2008, making this "pre-retirement" age group the fastest growing segment of the U.S. population.

    We distribute the Funds and other financial products through a financial advisor sales force that represents us on a virtually exclusive basis. On December 31, 2000, our sales force consisted of 2,865 financial advisors, including 220 district managers and 70 district supervisors. Eight regional vice presidents and 148 division and associate managers operating from 219 division and district sales offices located throughout the United States manage the sales force. In addition, we have 182 individual advisor offices. For the year ended December 31, 2000, our financial advisor sales force sold over $2.8 billion of mutual fund and variable products. We believe, based on industry data, that our financial advisor sales force is currently one of the largest sales forces in the United States selling primarily mutual funds. As of December 31, 2000, 36% of our financial advisors have been with us for more than 5 years and 24% for more than 10 years. Our financial advisors are located primarily in smaller metropolitan areas and rural communities.

    On March 31, 2000, we acquired Legend, a privately-held mutual fund distribution and retirement planning company. Legend provides asset allocation advisory services and custodial services primarily for employees of school districts and other not-for-profit organizations nationwide. Legend has over 90,000 clients having an average investment of $31,000 per account. Assets under advisement at December 31, 2000 were $2.8 billion, of which $1.1 billion were in accounts for which Legend provides custodial and asset allocation services. As of December 31, 2000, Legend had 309 registered financial advisors in 22 Legend offices located primarily in the eastern part of the United States. In 2000, Legend advisors sold $38.1 million of our mutual fund products.

    The financial advisor industry is fragmented, consisting primarily of relatively small companies generally employing fewer than 100 investment professionals. Our sales force competes primarily with small broker-dealers and independent financial advisors. Our marketing efforts are currently focused on customers residing in smaller metropolitan areas and rural communities. We focus on underserved and retirement markets. We conduct investment seminars throughout the United States to reach a large number of potential clients. We also provide financial plans for clients offering one-on-one consultations emphasizing long-term relationships through continuing service, rather than a one-time sale. We believe that we are well-positioned to benefit from a developing industry trend toward "assisted sales" (sales of mutual fund products through a sales person) driven by the array of options now available to investors and the need for financial planning advice that has resulted from the increase in the average household's financial assets over the past decade.

    Our investment philosophy and financial planning approach emphasizes long-term investments. Our portfolio managers seek consistent long-term performance and downside protection in turbulent markets. As a result, we have developed a loyal customer base with clients maintaining their accounts for approximately 14 years on average as compared to 4 years for the mutual fund industry, according to the Investment Company Institute. This loyalty is evidenced by a relatively low retail fund redemption rate for the five years ended December 31, 2000 of 7.6% for the non-money market Funds, which is less than one-half of the industry average of 20.3% and a relatively high dividend reinvestment rate of 87.4% for those Funds for the same period, which has consistently been higher than the industry average. Approximately 51% of our mutual fund assets under management are in retirement accounts and an additional $3.7 billion are in variable annuities as of December 31, 2000.

    We believe we are relatively unique in the mutual fund industry in large part due to our proprietary sales force. Not only do the members of our sales force gain loyal customers, but they also create profit as they bring in assets for us to manage. By contrast, we believe that the vast majority of companies in the industry bear a significant cost to acquire assets to manage, due to the expense of either heavy advertising or the use of third-party distributors. In our opinion, other industry members are further challenged by the short period of time allowed them to recoup their asset-acquisition cost from investment management fees before losing the assets to redemptions. We not only do not have to recoup the asset acquisition cost since we make a distribution profit, but we are able to earn investment management fees on those assets for a much longer period of time than others in the industry.

    We have a seasoned team of portfolio managers and an internal equity and fixed income investment research staff that have substantial resources available to them, including hundreds of on and off-site meetings annually with management of the companies in which they invest. In addition, we utilize research provided by brokerage firms and independent outside consultants. Generally, portfolio managers have had extensive experience as investment research analysts prior to acquiring money management assignments. The predominant style of our mutual funds is growth equity. As of December 31, 2000, approximately 87% of our mutual fund assets under management were invested in equity funds with the remainder in fixed income and money market funds. This investment strategy generally emphasizes investments at attractive valuations in companies that the portfolio managers believe can produce above average growth in earnings.

OPERATIONS

    Revenues from operations for the last three years were:

                                                               FOR YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Revenues from:
  Investment management.....................................  $253,774   178,612    137,823
  Underwriting and distribution.............................   202,879   126,318    106,615
  Shareholder service.......................................    53,436    41,525     33,808
                                                              --------   -------    -------
  Revenues excluding investment and other income............   510,089   346,455    278,246
  Investment income and other revenue.......................    10,613    10,202      9,043
                                                              --------   -------    -------
  Total revenues............................................  $520,702   356,657    287,289
                                                              ========   =======    =======

SALES MANAGEMENT

    Since our initial public offering in March of 1998, we have undertaken initiatives to increase the retention and productivity of our proprietary sales force. Notably, the Bridge Income Program, which provides new advisors with a fixed source of income while they are building their client base, has played an important role in advisor retention. In 2000, 72% of advisors on the Bridge Income Program were still with us after one year, compared with 32% of advisors who did not participate in the program. In 2000, we retained 56% of our financial advisors after one year and 27% after three years. These retention statistics compare favorably to the pre-IPO 1997 retention rate of 41% for advisors after one year and 14% after three years.

    In addition to the Bridge Income Program, a number of other initiatives were undertaken. We have significantly enhanced the financial plans offered to clients by their financial advisors. These improved comprehensive plans have resulted in higher average initial investments, more frequent repeat investments and a higher close ratio. Since the IPO, we have penetrated 25 new geographic markets by adding new division offices each year in areas where we did not previously have a presence. We have also added new district offices and invested in existing offices by upgrading and expanding the facilities. In many cases, the additional space has been used by adding assistants to support the financial advisor sales force. Additional initiatives, such as the Career Development Conference and the New Manager Training Program, have also contributed to the increased productivity of our financial advisors.

    In 2000, our advisor sales productivity was $1.08 million per advisor compared to $738 thousand per advisor in 1997, representing a 14% compound annual growth rate. In the last few years, our efforts to improve sales productivity and advisor retention have also resulted in our sales force being more fully-committed. We consider advisors to be fully-committed to their careers when their investment product sales exceed $1 million per year. At the end of 2000, we had 1,159 fully-committed advisors who are responsible for a very significant portion of our sales. The number of fully-committed advisors has grown from 662 at the end of 1997, representing a 21% compound annual growth rate. In order to emphasize the importance of recruiting and developing a sales force, we utilize a manager compensation system that ties compensation of division managers to the development of new financial advisors and to division sales, rather than personal sales.

    We provide training and motivational programs for our sales force. Sales training specialists provide training programs for new recruits as well as advanced training for experienced financial advisors. Programs for new recruits focus on prospecting techniques, product knowledge, and sales skills. Field office classes provide guidance in identifying target markets, practical exercises to learn interviewing skills and data collection, instruction in basic financial planning software and help in matching products with various client investment objectives. Sales presentation skills are taught and practiced in a classroom environment, as well as on joint sales calls with field sales management. The programs for experienced advisors focus on skills related to dealing with larger investment sums (such as IRA rollovers) and include training in the use of asset allocation and estate planning software. In addition, we offer new financial advisors the opportunity to participate in a week-long training program at the home office covering such subjects as product features, financial planning and the use of illustrative software packages.

    In 1998, we launched our first national advertising campaign in select markets throughout the country that focused on the important aspects of our business and was intended to increase our name recognition in those markets. This campaign continued throughout 1999 and 2000.

    In 2000, we launched an advisor website. The development of our secure intranet site, Advisors eSource, enhanced communication between our advisors and the home office. The site provides for the timely communication of information and offers information and other resources to help our advisors build and manage their sales more effectively.

MARKETING--EXPANSION INTO ALTERNATIVE CHANNELS

    In late 1999, we decided to leverage our strong investment performance and back-office infrastructure by expanding our distribution efforts to include third party channels in order to accelerate sales growth and complement our proprietary sales force distribution. We began by creating a new position of Chief Marketing Officer, whose responsibility is to provide leadership for our proprietary marketing efforts and to lead our entry into non-proprietary channels. Our third-party efforts focus principally on seeking sub-advisory relationships and distributing funds from the W&R Funds family through channels that do not compete directly with our financial advisors, including:

    - 401(k) Platforms using multiple managers;

    - institutional fund supermarkets serving fee-based financial advisors; and

    - broker/dealer fee-based programs, including wrap programs.

    During 2000, we created a third party sales team, became a member of National Securities Clearing Corporation to facilitate selling into third party environments, expanded our operating and client service infrastructure and began negotiating selling agreements with select parties. A number of these agreements are now in effect and the opportunity for additional agreements is substantial.

    We also were appointed as a sub-advisor on two Nationwide equity products and, separately, began offering select W&R funds available for sale through their "Best of America Retirement Resource" program.

FUNDS AND ASSET MANAGEMENT

    We serve as underwriter for, and investment advisor to, the Advisors Funds, the W&R Funds, and the Target Funds and distribute variable annuity and variable life insurance products related to the Target

Funds. We also serve as a registered investment advisor that provides investment management and advisory services to institutional clients and other separately managed accounts.

    We offer the Funds' shareholders a broad range of investment products designed to attract and retain clients with varying investment objectives. The predominant style of our mutual funds is growth equity. This investment strategy emphasizes investments at attractive valuations in companies that the portfolio managers believe can produce above average growth in earnings. According to an annual Barron's/Lipper fund-family survey which ranks investment performance of mutual fund complexes, overall our complex ranked in the top 27th percentile for 2000, while in the category of US Stock Funds (as defined by Barron's/Lipper) we ranked in the top 8th percentile for the same period. Overall, for the five-year and ten-year periods ended December 31, 2000, we also ranked in the top 8th percentile.

    For the twelve months ended December 31, 2000, our Funds had the following characteristics:

    - 87% of assets under management invested in equity funds, 10% invested in fixed income funds and 3% invested in money market funds.

    - 50% of our equity funds ranked in the top quartile of funds with similar objectives, as ranked by Lipper, Inc.

    - 36% of our equity funds ranked in the top 10% of funds with similar objectives, as ranked by Lipper, Inc.

    - 91% of our equity assets that are rated by Morningstar have four or five stars. This ranks us second out of the top 25 fund complexes.

    - 86% of our long-term assets (excluding money market assets) that are rated by Morningstar have four or five stars, which ranks us second if compared to the top 25 fund complexes in the country.

    Our largest mutual fund, the Advisors Core Investment Fund (formerly, the United Income Fund), is focused on large capitalization in core equity and had the following fees and net asset values:

    - management fees of $50.0 million (10% of total Company revenues) and a net asset value of $8.5 billion for or as of the year ended December 31, 2000.

    - management fees of $44.4 million (12% of total Company revenues) and a net asset value of $8.4 billion for or as of the year ended December 31, 1999.

    - management fees of $39.8 million (14% of total Company revenues) and a net asset value of $7.8 billion for or as of the year ended December 31, 1998.

    Our base of assets under management consists of a broad range of domestic and international stock, bond, and money market mutual funds that meet the varied needs and objectives of our individual and institutional investors. We periodically introduce new mutual funds designed to complement and expand our investment product offerings, to respond to competitive developments in the financial marketplace, and to meet the changing needs of clients. As part of broadening fund distribution, we added the following funds during 2000:

    - Advisors Value Fund (December 15, 2000)

    - Advisors Municipal Money Market Fund (December 15, 2000)

    - Advisors Tax-Managed Equity Fund (March 31, 2000)

    - W&R Large Cap Growth Fund (June 30, 2000)

    - W&R Mid Cap Growth Fund (June 30, 2000)

    - W&R Money Market Fund (June 30, 2000)

    - W&R Tax-Managed Equity Fund (June 30, 2000)

    Several of our funds had name changes in 2000. Effective June 30, 2000, we renamed the W&R Growth Fund the "W&R Small Cap Growth Fund." Effective September 18, 2000, we renamed the Waddell & Reed Advisors High Income Fund II the "Waddell & Reed Advisors Global Bond Fund" and changed the strategy of the fund as well. On October 16, 2000, the Target Income Fund was renamed the "Target Core Equity Fund," the W&R Total Return fund was renamed the "W&R Core Equity Fund" and the Advisors Income Fund was renamed the "Advisors Core Investment Fund."

    In addition to performing investment management services for the Funds, we act as an investment advisor for institutional and other private investors. We receive a fee that is generally based on a percentage of assets under management for our services as an investment advisor. Assets under management for institutional and separate accounts totaled $4.9 billion at December 31, 2000. Investment management fees from institutional and separate accounts were approximately $28.7 million, or approximately 11%, of total investment management fees for the year ended December 31, 2000.

    Ending and average assets under management for the last three years were:

                                                           2000                  1999                  1998
                                                    -------------------   -------------------   -------------------
                                                     ENDING    AVERAGE     ENDING    AVERAGE     ENDING    AVERAGE
                                                    --------   --------   --------   --------   --------   --------
                                                                             (IN MILLIONS)
Advisors Funds
  Equity..........................................  $22,524     24,008     22,626     18,123     16,713     15,320
  Fixed-income....................................    2,815      2,925      3,190      3,464      3,637      3,652
  Money market....................................    1,045        827        812        693        644        572
                                                    -------     ------     ------     ------     ------     ------
                                                     26,384     27,760     26,628     22,280     20,994     19,544
W&R Funds
  Equity..........................................    1,590      1,776      1,785      1,261      1,050        906
  Fixed-income....................................       65         69         82         88         85         74
  Money market....................................       11          3         --         --         --         --
                                                    -------     ------     ------     ------     ------     ------
                                                      1,666      1,848      1,867      1,349      1,135        980
Target Funds
  Equity..........................................    3,465      3,456      3,113      2,415      2,127      1,859
  Fixed-income....................................      225        227        237        243        245        235
  Money market....................................       52         55         64         58         54         45
                                                    -------     ------     ------     ------     ------     ------
                                                      3,742      3,738      3,414      2,716      2,426      2,139
Total Mutual Funds
  Equity..........................................   27,579     29,240     27,524     21,799     19,890     18,085
  Fixed-income....................................    3,105      3,221      3,509      3,795      3,967      3,961
  Money market....................................    1,108        885        876        751        698        617
                                                    -------     ------     ------     ------     ------     ------
                                                     31,792     33,346     31,909     26,345     24,555     22,663
Institutional and Separate Accounts...............    4,933      5,642      5,393      3,953      3,189      2,947
                                                    -------     ------     ------     ------     ------     ------
Total Assets Under Management.....................  $36,725     38,988     37,302     30,298     27,744     25,610
                                                    =======     ======     ======     ======     ======     ======

INVESTMENT MANAGEMENT AGREEMENTS

    We provide investment advisory and management services pursuant to an investment management agreement with each Fund. While the specific terms of the agreements vary, the basic terms are similar. The agreements provide that we render overall management services to each of the Funds, subject to the oversight of each Fund's board of directors and in accordance with each Fund's fundamental investment objectives and policies. The agreements permit us to enter into separate agreements for shareholder services or accounting services with the respective Funds.

    Each Fund's board of directors, including a majority of the directors who are not "interested persons" of the Fund or the Company within the meaning of the Investment Company Act of 1940, as amended, (the "ICA") and its shareholders must have approved the investment management agreement between the respective Fund and the Company. These agreements may continue in effect from year to year if specifically approved at least annually by (i) the Fund's board of directors, including a majority of the directors who are not parties to the agreements or "interested persons" of any such party, or (ii) the vote of a majority of the shareholders of the Fund and the vote of a majority of the Fund's directors who are not parties to the agreement or "interested persons" of any such party, each vote being cast in person at a meeting called for such purpose. Each agreement automatically terminates in the event of its "assignment" as defined in the ICA or the Investment Advisers Act of 1940, as amended, (the "Advisers Act") and may be terminated without penalty by the Fund by giving us 60 days' written notice, if the termination has been approved by a majority of the Fund's directors or shareholders. We may terminate an investment management agreement without penalty on 120 days' written notice.

SERVICE AGREEMENTS

    We provide various services to the Funds and their shareholders pursuant to a shareholder servicing agreement with each Fund (except the Target Funds) and an accounting service agreement with each Fund. Pursuant to the shareholder servicing agreements, we perform shareholder servicing functions for which the Funds pay us a monthly fee, including:

    - the maintenance of shareholder accounts;

    - the issuance, transfer, and redemption of shares, distribution of dividends and payment of redemptions;

    - furnishing information related to the Fund; and

    - handling shareholder inquiries.

    Pursuant to the accounting service agreements, we provide the Funds with bookkeeping and accounting services and assistance for which the Funds pay us a monthly fee, including:

    - maintenance of the Fund's records;

    - pricing of the Fund's shares; and

    - preparation of the prospectuses for existing shareholders, proxy statements, and certain shareholder reports.

    A Fund's shareholder servicing agreement and accounting service agreement may be adopted or amended with the approval of the Fund's directors who are not interested persons. Each of the shareholder servicing agreements and accounting service agreements have annually renewable terms of one year expiring on October 1st of each year.

UNDERWRITING AND DISTRIBUTION

    We distribute the Funds pursuant to an underwriting agreement with each Fund (except the Target Funds). Under each underwriting agreement, we offer and sell the Fund's shares on a continual basis and pay the costs of sales literature and printing of prospectuses, which are then either partially or fully reimbursed by the Fund.

    When a client purchases Class A shares, which are referred to as "front-end load," we charge a sales charge of between zero to 5.75% of the amount invested. The sales charge for the Class A shares typically declines as the net asset value of the account increases. In addition, investors may combine their purchases of these shares to qualify for the reduced sales charge. Class A shares (except for the money market funds) may also be charged a maximum of 0.25% of the average daily net assets of these shares under a 12b-1 distribution and service plan as compensation (for the W&R Funds) or reimbursement (for the Advisors Funds) for expenses in connection with distributing these shares, providing service to Class A shareholders and/or maintaining Class A shareholder accounts.

    When a client purchases Class B shares, which we refer to as "deferred-load," we do not charge an initial sales charge, but we do charge them on-going 12b-1 fees as well as a contingent deferred sales charge for six years. For both the Advisors and W&R Funds, Class B shares are charged a maximum of 0.75% of the average daily net assets of these shares under a 12b-1 distribution and service plan as compensation in connection with distributing shares of this class. Class B shares are also charged a maximum of 0.25% of the average daily net assets of these shares as compensation for expenses in connection with providing service to Class B shareholders and/or maintaining Class B shareholder accounts. Generally, clients are charged a contingent deferred sales charge upon early redemption of shares of up to 5% of the net asset value of the redeemed shares in the first year declining to zero for shares held for more than six years. Class B shares convert to Class A shares by the end of the eighth year.

    When a client purchases Class C shares, which we refer to as "level-load," we do not charge an initial sales charge, but we do charge them on-going 12b-1 fees as well as a contingent deferred sales charge for one year. For both the Advisors and W&R Funds, Class C shares are charged a maximum of 0.75% of the average daily net assets of these shares under a 12b-1 distribution and service plan as compensation in connection with distributing shares of this class.
Class C shares are also charged a maximum of 0.25% of the average daily net assets of these shares as compensation for expenses in connection with providing service to Class C shareholders and/or maintaining Class C shareholder accounts. Investors who redeem their Class C shares in the first year are generally charged a contingent deferred sales charge of 1%. Class C shares do not convert to shares of any other class.

    Class Y shares, which we refer to as "institutional shares," are designed for institutional investors or others investing through certain intermediaries. Investors in Class Y shares do not pay a sales charge. W&R Funds Class Y shares are charged a maximum of 0.25% of the average daily net assets of these shares for 12b-1 distribution and service fees as compensation. The Advisors Funds Class Y shares do not pay a 12b-1 distribution and service fee.

    Each distribution and service plan is subject to annual approval by each Fund's board of directors, including a majority of the independent directors, cast in person at a meeting called for the purpose of voting on such approval. Each Fund may terminate the distribution and service plan at any time without penalty.

    We distribute variable products relating to the Target Funds pursuant to an underwriting agreement between us and certain insurance companies, namely Nationwide and UILIC. Commissions, marketing allowances and other compensation are paid to us as stipulated by these underwriting agreements. Under each agreement, we offer and sell the Target Funds on a continual basis. A significant portion of the commissions we receive are paid to our financial advisors and sales managers. Under a Rule 12b-1 service plan, the Target Funds may charge a maximum of 0.25% of the average daily net assets as compensation for expenses in connection with providing service to shareholders and maintaining shareholder accounts of the Target Funds. The service plan is subject to annual approval by the Target Funds' board of directors, including a majority of the independent directors, cast in person at a meeting called for the purpose of voting on such approval. The service plan may be terminated at any time without penalty by the Funds.

    Besides distributing variable products, we distribute a number of other insurance products including individual and group term life, whole life, accident and health, Medicare supplement, and disability insurance. Commissions and compensation paid to us by UILIC for distributing variable and insurance products underwritten by them comprised 14%, 13% and 12% of our total revenues for each of the years ended 2000, 1999 and 1998, respectively.

    On February 28, 2001, UILIC terminated the Principal Underwriting Agreement by and between UILIC and the Company, effective April 30, 2001. As a result, beginning May 1, 2001, Nationwide will become the primary provider of variable products for distribution by our proprietary sales force. Management believes that the profitability on the two insurer's variables products lines are equivalent. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.

INVESTMENT PRODUCT SALES

    Investment product sales of proprietary products (excluding Legend and sales at net asset value) are summarized as follows:

                                                     2000       1999       1998
                                                   --------   --------   --------
                                                           (IN MILLIONS)
Front End Load Sales (Class A)...................  $1,590.3   1,329.0    1,266.8
Back End Load Sales (Class B)....................     367.5     355.8      252.3
Level Load Sales (Class C).......................     233.5      51.3         --
Variable Products (Target).......................     656.1     413.7      308.4
                                                   --------   -------    -------
  Total Retail...................................  $2,847.4   2,149.8    1,827.5
Institutional....................................   1,077.1   1,096.0      491.4
                                                   --------   -------    -------
  Total Sales....................................  $3,924.5   3,245.8    2,318.9
                                                   ========   =======    =======

    Legend, acquired on March 31, 2000, earns revenue from commissions earned on sales of investment products and services provided for asset allocation advisory services and custodial services for certain investment accounts. Assets under advisement at December 31, 2000 were $2.8 billion, of which $1.1 billion were in accounts for which Legend provides custodial and asset allocation services. Since its acquisition on March 31, Legend's advisors have sold $38.1 million of our mutual fund products.

FUNDS SUMMARY

    The following table sets forth, for each management style, the net assets under management as of December 31, 2000, the name of the Funds and the year in which each Fund was first offered to the public.

                                           NET ASSETS AT
                                         DECEMBER 31, 2000                                                   YEAR OF
           MANAGEMENT STYLE                (IN MILLIONS)                        FUND                        INCEPTION
           ----------------              -----------------   ------------------------------------------  ----------------
Large Capitalization Growth                   $ 1,258        Advisors Retirement Shares Fund                   1972
                                                2,587        Advisors Accumulative Fund                        1940
                                                3,317        Advisors Science and Technology Fund              1950
                                                2,615        Advisors Vanguard Fund                            1969
                                                   80        Advisors Tax-Managed Equity                       2000
                                                   33        W&R Large Cap Growth                              2000
                                                  188        W&R Science and Technology                        1997
                                                    9        W&R Tax Managed Equity                            2000
                                                1,256        Target Growth                                     1987
                                                  295        Target Science and Technology                     1997
                                              -------
                                              $11,638

Mid Capitalization Growth                     $ 1,641        Advisors New Concepts                             1983
                                                   17        W&R Mid Cap Growth                                2000
                                              -------
                                              $ 1,658

Small Capitalization Growth                   $   404        Advisors Small Cap                                1999
                                                  580        W&R Small Cap Growth                              1992
                                                  345        Target Small Cap                                  1994
                                              -------
                                              $ 1,329

Large Capitalization Core Equity              $ 8,518        Advisors Core Investment                          1940
                                                  541        W&R Core Equity                                   1992
                                                1,084        Target Core Equity                                1991
                                              -------
                                              $10,143

Large Capitalization Value                    $    11        Advisors Value Fund                               2000

International Equity                          $ 1,399        Advisors International Growth                     1970
                                                  161        W&R International Growth                          1992
                                                  266        Target International                              1994
                                              -------
                                              $ 1,826

Balanced and Asset Allocation                 $   572        Advisors Continental Income                       1970
                                                  122        Advisors Asset Strategy                           1995
                                                   62        W&R Asset Strategy                                1995
                                                  158        Target Balanced                                   1994
                                                   59        Target Asset Strategy                             1995
                                              -------
                                              $   973

Tax Exempt Bonds                              $   758        Advisors Municipal Bond                           1976
                                                  413        Advisors Municipal High Income                    1986
                                                   27        W&R Municipal Bond                                1992
                                              -------
                                              $ 1,198

High Yield Bonds                              $   708        Advisors High Income                              1979
                                                   19        W&R High Income                                   1997
                                                  102        Target High Income                                1987
                                              -------
                                              $   829

Taxable Investment Grade Bonds                $   531        Advisors Bond                                     1964
                                                  131        Advisors Government Securities                    1982
                                                  274        Advisors Global Bond                              1986
                                                   19        W&R Limited-Term Bond                             1992
                                                    7        Target Limited-Term Bond                          1994
                                                  117        Target Bond                                       1987
                                              -------
                                              $ 1,079

Money Markets                                 $ 1,035        Advisors Cash Management                          1979
                                                   10        Advisors Municipal Money Market                   2000
                                                   11        W&R Money Market                                  2000
                                                   52        Target Money Market                               1987
                                              -------
                                              $ 1,108
                                              -------

TOTAL                                         $31,792
                                              =======

REGULATION

    Virtually all aspects of our business are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to protect investment advisory clients and shareholders of registered investment companies. Under such laws and regulations, agencies that regulate investment advisors and broker-dealers like us have broad administrative powers, including the power to limit, restrict, or prohibit an advisor or broker-dealer from carrying on its business in the event that it fails to comply with such laws and regulations. In such event, the possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment advisor and other registrations, censures and fines.

    Our business is subject to regulation at both the federal and state level by the Securities and Exchange Commission (the "SEC") and other regulatory bodies. Certain of our subsidiaries are registered with the SEC under the Advisers Act and the Funds are registered with the SEC under the ICA and various filings are made with states under applicable state laws. The Advisers Act imposes numerous obligations on registered investment advisors including fiduciary duties, recordkeeping requirements, operational requirements and disclosure obligations. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act, ranging from censure to termination of an investment adviser's registration. The failure of one of our registered subsidiaries to comply with SEC requirements could have a material adverse effect on us. Two of our subsidiaries, W&R and Legend, are also registered as broker-dealers with the SEC and are subject to regulation by NASD
Regulation, Inc. ("NASDR") and various states. Another of our subsidiaries, WRSCO, is registered under the Securities Exchange Act of 1934, as amended, as a transfer agent.

    We derive a large portion of our revenues from investment management agreements. Under the Advisers Act, our investment management agreements terminate automatically if assigned without the client's consent. Under the ICA, advisory agreements with registered investment companies such as the Funds terminate automatically upon assignment. The term "assignment" is broadly defined and includes direct assignments as well as assignments that may be deemed to occur, under certain circumstances, upon the transfer, directly or indirectly, of a controlling interest in the Company.

    W&R is also a member of the Securities Investor Protection Corporation. In its capacity as a broker-dealer, W&R is required to maintain certain minimum net capital and cash reserves for the benefit of its customers, which may limit its ability to pay dividends. W&R's net capital, as defined by NASD regulations, has consistently met or exceeded all minimum requirements. Various regulations cover certain investment strategies that may be used by the Funds for hedging purposes. To the extent that the Funds purchase futures contracts, the Funds are subject to the commodities and futures regulations of the Commodity Futures Trading Commission. Under the SEC rules and regulations promulgated pursuant to the Federal securities laws, we are subject to periodic examination by the SEC. We are also subject to periodic examination by NASDR. Our most recent examination by the SEC was in February 1999. Our most recent examination by NASDR was in November 1999. Legend, acquired on March 31, 2000, was examined by the NASDR in January 2000 and by the SEC in January 1999. ACF, acquired in August 1999, was examined by the SEC in March 2000. To date, no material issues resulting from those examinations have been raised.

COMPETITION

    We are subject to substantial competition in all aspects of our business. We compete with hundreds of other mutual fund management, distribution and service companies that distribute their fund shares through a variety of methods, including affiliated and unaffiliated sales forces, broker-dealers, and direct sales to the public of shares offered at a low or no sales charge. Many larger mutual fund complexes have developed relationships with brokerage houses with large distribution networks, which may enable these fund complexes to reach broader client bases. We compete with firms offering similar services and products to those of ours, such as American Express Financial Advisors Inc. and Edward Jones & Co. In addition, we compete with brokerage and investment banking firms, insurance companies, banks and other financial institutions and businesses offering other financial products in all aspects of their businesses. Although no single company or group of companies dominates the mutual fund management and services industry, many are larger than us, have greater resources and offer a wider array of financial services and products. Competition is based on the methods of distribution of fund shares, the ability to develop investment products for certain segments of the market, the ability to meet the changing needs of investors, the ability to achieve superior investment management performance, the type and quality of shareholder services and the success of sales promotion efforts. We believe that competition in the mutual fund industry will increase as a result of increased flexibility afforded to banks and other financial institutions to sponsor mutual funds and distribute mutual fund shares, and as a result of consolidation and acquisition activity within the industry. In addition, barriers to entry into the investment management business are relatively few, and thus we anticipate that we will face a growing number of competitors. Many of our competitors in the mutual fund industry are larger, better known, have penetrated more markets and have more resources than those of the Company.

    The distribution of mutual fund products has undergone significant developments in recent years, which has increased the competitive environment in which we operate. These developments include growth in the number of mutual funds, introduction of service fees payable to broker-dealers that provide continual service to clients in connection with their mutual fund investments and development of complex distribution systems with multiple classes of shares.

    Our financial advisors compete primarily with small broker-dealers and independent financial advisors. The market for financial advice and planning is extremely fragmented, consisting primarily of relatively small companies with fewer than 100 investment professionals. Competition is based on sales techniques, personal relationships and skills, the quality of financial planning products and services, the quality of the financial and insurance products offered, and the quality of service. Competition in this area is intense and some of the competitors of our financial advisors are larger, better known, and have more resources.

EMPLOYEES

    At December 31, 2000, we had 1,341 full-time employees. Of our full-time employees, 600 were home office employees, 156 were division managers, associate managers or regional vice presidents, 171 were field office support personnel, 124 were employees of acquired subsidiaries and 290 were district managers and district supervisors who are also counted as financial advisors.

    Our proprietary sales force is comprised of 2,865 financial advisors who are independent contractors, and includes 290 district managers and district supervisors who are employees. Legend also had 309 retirement advisors considered to be independent contractors at December 31, 2000. The combined total of financial advisors and retirement advisors was 3,174.

ITEM 2. PROPERTIES

    Through our subsidiary, W&R, we lease buildings that are used in the normal course of business. W&R occupies a 116,000 square foot office building at 6300 Lamar Avenue, Overland Park, Kansas and a 113,000 square foot office building at 6301 Glenwood Avenue, Overland Park, Kansas, which we utilize as our corporate headquarters. On March 7, 2001, we completed the sale of our two home office buildings to Mesirow Realty Sale-Leaseback ("Mesirow"). We also entered into an agreement with Mesirow to lease the buildings back for a period of fifteen years. The net proceeds from this sale were $28.2 million and resulted in a realized gain of approximately $1.8 million, which will be deferred and amortized over the term of the operating lease. Additional leased space is occupied in the immediate area for headquarters operations. W&R also leases division and district office space, totaling 584,583 square feet, for its proprietary sales force in various cities and towns in the United States.

ITEM 3. LEGAL PROCEEDINGS

    Certain of our subsidiaries are involved from time to time in various legal proceedings and claims incident to the normal conduct of their businesses. On the basis of information presently available and advice received from counsel, it is the opinion of management that such legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted during the fourth quarter of the 2000 fiscal year to a vote of the security holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    Our Class A and Class B common stock are traded on the New York Stock Exchange (the "NYSE") under the symbols "WDR" and "WDR.B" respectively. The closing prices on March 6, 2001 were $31.49 for Class A common stock and $31.10 for Class B common stock.

    On February 23, 2000, we declared a three-for-two stock split on our Class A and Class B common stock payable on April 7, 2000 to stockholders of record as of March 17, 2000. All per-share and share outstanding data in the consolidated financial statements and related notes have been restated to reflect the stock split for all periods presented.

    On May 31, 2000, Standard & Poor's added Waddell & Reed Financial, Inc. to its S&P MidCap 400 Index of mid-range capitalization U.S. Stocks. Within the index, we are included in the Financial economic sector and the Investment Banking/Brokerage industry group.

    On January 25, 2001, we announced that our Board of Directors had approved the combination of our two classes of common stock by converting shares of our Class B common stock into shares of Class A common stock on a one-for-one basis. The combination will result from the merger of a wholly owned subsidiary into the Company that will be subject to the approval of a majority of the voting power of the Class A and Class B common stock, voting together as a single class, and a majority of the Class B common stock, voting as a separate class. The transaction will be submitted to stockholders at the upcoming annual meeting on April 25, 2001. We believe that the elimination of the dual classes of common stock will better align the voting rights of all stockholders with their ownership interests. We also believe that the combination will increase the overall liquidity of our common stock and eliminate the complexity, and resulting market confusion, of having two publicly traded classes of common stock.

    The table sets forth, for the periods indicated, the reported high and low close sale prices of our Class A and Class B common stock, as reported on the NYSE, as well as the cash dividends paid for these time periods:

                                    CLASS A
                                  MARKET PRICE

                                    2000                              1999
                       -------------------------------   -------------------------------
                                             DIVIDENDS                         DIVIDENDS
                                                PER                               PER
QUARTER                  HIGH       LOW        SHARE       HIGH       LOW        SHARE
-------                --------   --------   ---------   --------   --------   ---------
1....................   $28.21     $16.63     $.0884      $15.92     $12.54     $.0884
2....................    34.81      23.38      .0884       18.29      13.25      .0884
3....................    40.00      29.63      .0884       18.63      14.79      .0884
4....................    38.88      29.94      .0884       18.13      13.63      .0884

Year-end closing prices of the Class A common stock for 2000 and 1999, respectively were: $37.63 and $18.08.

                                    CLASS B
                                  MARKET PRICE

                                    2000                              1999
                       -------------------------------   -------------------------------
                                             DIVIDENDS                         DIVIDENDS
                                                PER                               PER
QUARTER                  HIGH       LOW        SHARE       HIGH       LOW        SHARE
-------                --------   --------   ---------   --------   --------   ---------
1....................   $26.00     $15.38     $.0884      $15.67     $12.38     $.0884
2....................    31.75      21.38      .0884       18.00      13.25      .0884
3....................    38.13      26.63      .0884       18.21      14.25      .0884
4....................    37.50      28.94      .0884       16.75      13.33      .0884

Year-end closing prices of the Class B common stock for 2000 and 1999, respectively were: $37.50 and $16.75.

STOCKHOLDERS

    According to the records of our transfer agent, we had 3,908 holders of record of Class A common stock as of March 6, 2001, compared to 4,029 on March 13, 2000 and 4,117 holders of record of Class B common stock as of March 6, 2001, compared to 4,430 on March 13, 2000. We believe that a substantially larger number of beneficial owners hold such shares in depository or nominee form.

DIVIDENDS

    We intend, from time to time, to pay cash dividends on our common stock as our Board of Directors deems appropriate, after consideration of our operating results, financial condition, cash requirements, compliance with covenants in our revolving credit facility and such other factors as the Board of Directors deems relevant. We anticipate that quarterly dividends will continue at a level comparable to past quarterly dividends.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table sets forth our selected consolidated financial data at the dates and for the periods indicated. Selected financial data should be read in conjunction with, and is qualified in its entirety by,

"Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and the Notes thereto appearing elsewhere in this report.

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                         -------------------------------------------------------------------------
                                             2000            1999           1998           1997           1996
                                         -------------   ------------   ------------   ------------   ------------
                                           (IN THOUSANDS EXCEPT PER SHARE DATA AND NUMBER OF FINANCIAL ADVISORS)
Revenues from:
  Investment management................   $  253,774        178,612        137,823        117,784        101,466
  Underwriting and distribution........      202,879        126,318        106,615         89,427         85,837
  Shareholder service..................       53,436         41,525         33,808         30,763         28,378
                                          ----------      ---------      ---------      ---------      ---------
  Revenues excluding investment and
    other income.......................      510,089        346,455        278,246        237,974        215,681
  Total revenues.......................      520,702        356,657        287,289        241,772        220,976
Net income.............................      139,005         81,767         83,735         70,292         66,700
  per common share--basic..............         1.67           0.91           0.85           0.71           0.67
  per common share--diluted............         1.60           0.89           0.84           0.71           0.67
Net income excluding
  special items (1)....................      139,005         96,382         88,060         74,696         64,174
    per common share--basic (1)(2).....         1.67           1.08           0.89           0.75           0.65
    per common share--diluted (1)(2)...         1.60           1.05           0.89           0.75           0.65
Dividends per common share.............   $     0.35      $    0.35      $    0.35             --             --
Advisor and productivity data
  (excluding Legend):
  Investment product sales--retail.....   $2,847,447      2,149,842      1,827,526      1,518,257      1,505,100
  Number of financial advisors (end of
    period)............................        2,865          2,611          2,370          2,160          2,010
  Average number of financial
    advisors...........................        2,632          2,432          2,175          2,072          2,072
  Investment product sales per
    advisor............................   $    1,081            884            840            733            726

                                                                  AS OF DECEMBER 31,
                                                 ----------------------------------------------------
                                                   2000       1999       1998       1997       1996
                                                 --------   --------   --------   --------   --------
                                                                    (IN MILLIONS)
Assets under management........................  $36,725    $37,302    $27,744    $23,417    $19,070
Balance sheet data:
  Goodwill.....................................    180.2      113.0       95.9       98.8      101.7
  Total assets (3).............................    422.2      335.1      327.2      447.0      429.3
  Short-term debt..............................       --      125.3       40.1         --         --
  Long-term debt...............................    175.3         --         --         --         --
  Total liabilities (4)........................    280.6      208.7      120.0      676.9      196.7

------------------------

(1) Excludes a pre-tax write-off in 1999 of $19.0 million relating to restructuring mutual fund products and a pre-tax loss of $4.6 million from the sale of real estate properties, for a combined effect of $14.6 million (net of tax). Excludes impact of interest relating to notes with Torchmark Corporation ("Torchmark") for 1998, 1997 and 1996 that were prepaid with proceeds from the initial public offering. Excludes special charges in 1997 relating to discontinuation of internal systems and information systems outsourcing.

(2) The number of shares used to compute earnings per share for 1997 and previous years was the number of shares outstanding at the initial public offering.

(3) Includes amounts due from Torchmark of $192.7 and $184.5 million for 1997 and 1996, respectively.

(4) Includes amounts due to Torchmark of $611.6 and $126.6 million for 1997 and 1996, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS ITEM INCLUDES STATEMENTS THAT ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING STATEMENTS REGARDING OUR EXPECTATIONS, HOPES, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS FORM 10-K REGARDING OUR FINANCIAL POSITION, BUSINESS STRATEGY AND OTHER PLANS AND OBJECTIVES FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-K ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF, AND WE ASSUME NO OBLIGATION TO UPDATE SUCH FORWARD-LOOKING STATEMENTS. ALTHOUGH WE BELIEVE THAT THE ASSUMPTIONS AND EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT OR THAT WE WILL TAKE ANY ACTIONS THAT MAY PRESENTLY BE PLANNED. CERTAIN IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM OUR EXPECTATIONS ARE DISCLOSED IN THE "RISK FACTORS" SECTION OF THIS
FORM 10-K, WHICH INCLUDE, WITHOUT LIMITATION, THE ADVERSE EFFECT FROM A DECLINE IN SECURITIES MARKETS OR IF OUR PRODUCTS' PERFORMANCE DECLINES, FAILURE TO RENEW INVESTMENT MANAGEMENT AGREEMENTS, ADVERSE RESULTS OF LITIGATION, COMPETITION, CHANGES IN GOVERNMENT REGULATION, AVAILABILITY AND TERMS OF CAPITAL AND ACQUISITION STRATEGY. ALL SUBSEQUENT WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO US OR PERSONS ACTING ON OUR BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY SUCH FACTORS.

    The following should be read in conjunction with the "Selected Financial Data" and our Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

OVERVIEW

    We derive our revenues primarily from providing investment management, distribution and administrative services to the Funds and managed institutional and separate accounts. Investment management fees, our most substantial source of revenue, are based on the amount of assets under management and are affected by sales levels, financial market conditions, redemptions and the composition of assets. Underwriting and distribution revenues consist of sales charges and commissions derived from sales of investment and insurance products, distribution fees, as well as advisory services of Legend. The products sold have various sales charge structures and the revenues received from sales of products vary based on the type and amount sold. Rule 12b-1 distribution fees earned for distributing certain mutual fund shares are based upon a percentage of assets and fluctuate based on sales, redemptions, and financial market conditions. Service fees include transfer agency fees, custodian fees for retirement plan accounts and portfolio accounting fees.

    On August 9, 1999, we acquired ACF, a privately-held investment management firm based in San Antonio, Texas. ACF manages investments for trusts, high net worth families and individuals, and pension plans of corporations, hospitals, schools, labor unions, endowments and foundations.

    In October 1999, we commenced restructuring our Advisors Funds and the W&R Funds. On October 4, 1999, the Advisors Funds began offering Class B shares ("back-end sales charge shares") and Class C shares ("level sales charge shares"). These were in addition to the already offered Class A shares ("front-end sales charge shares") and Class Y shares ("institutional shares"). Concurrently, the W&R Funds closed new sales of Class B shares due to their non-industry standard structure and began offering Class C shares in addition to the already offered Class Y shares. The discontinued W&R Funds' Class B shares were converted to W&R Fund Class C shares in March 2000 and a new W&R Fund
Class B share was opened to investors in July 2000. As a result of the discontinuation of the W&R Funds Class B shares in 1999, no contingent deferred sales charges were collected on converted share redemptions. We expect that this restructuring of shares will enhance competitiveness and strategic distribution alternatives.

    On February 23, 2000, we declared a three-for-two stock split on our Class A and Class B common stock payable on April 7, 2000 to stockholders of record as of March 17, 2000. All per-share and share outstanding data in the consolidated financial statements and related notes have been restated to reflect the stock split for all periods presented.

    On March 31, 2000, we acquired Legend, a privately-held mutual fund distribution and retirement planning company based in Palm Beach Gardens, Florida. Through its network of 309 financial advisors, Legend serves employees of school districts and other not-for-profit organizations nationwide.

    In July 2000, we renamed our two retail mutual fund families. The United Funds family was renamed the Waddell & Reed Advisors Funds which are available for sale primarily through Waddell & Reed's proprietary sales force. Concurrently, the Waddell & Reed Fund family was renamed the W&R Funds which are available for sale through both Waddell & Reed's proprietary sales force and selected third party distribution channels. At the same time the fund families were renamed, we added Class A and Class B shares to the W&R Funds, which had existing Class C and Class Y shares.

    On October 23, 2000, we executed an agreement with Nationwide Financial Services, Inc. ("Nationwide") to provide a broad span of private label insurance and retirement products for use by W&R's financial advisors. The selection of Nationwide to provide insurance and retirement products increases the breadth and competitiveness of such products available to our financial advisors. Nationwide has developed two variable annuities, a flexible premium variable universal life product, a survivorship life product and a qualified group retirement plan for distribution by our investment advisors.

SUMMARY OF OPERATING RESULTS

    For the years ended December 31, 2000, 1999 and 1998:

                                                    2000                  1999                  1998
                                             -------------------   -------------------   -------------------
                                                          % OF                  % OF                  % OF
                                              AMOUNT    REVENUES    AMOUNT    REVENUES    AMOUNT    REVENUES
                                             --------   --------   --------   --------   --------   --------
                                                                     (IN THOUSANDS)
OPERATING REVENUES:
  Investment management fees..............   $253,774     48.7%    178,612      50.1     137,823      48.0
  Underwriting and distribution fees......    202,879     39.0     126,318      35.4     106,615      37.1
  Shareholder service fees................     53,436     10.3      41,525      11.6      33,808      11.8
                                             --------    -----     -------     -----     -------     -----
  Revenues excluding investment
    and other income......................    510,089     98.0     346,455      97.1     278,246      96.9
  Investment and other income.............     10,613      2.0      10,202       2.9       9,043       3.1
                                             --------    -----     -------     -----     -------     -----
  Total revenues..........................    520,702    100.0     356,657     100.0     287,289     100.0
OPERATING EXPENSES:
  Underwriting and distribution...........    183,222     35.1     124,938      35.1      99,575      34.6
  Compensation and related costs..........     57,331     11.0      44,944      12.6      31,512      11.0
  General and administrative..............     28,498      5.5      19,245       5.4       8,551       3.0
  Amortization of goodwill................      5,502      1.1       3,224       0.9       2,903       1.0
  Depreciation............................      3,613      0.7       2,162       0.6       1,892       0.7
                                             --------    -----     -------     -----     -------     -----
  Total operating expenses (1)............    278,166     53.4     194,513      54.6     144,433      50.3
OTHER ITEMS:
  Interest expense........................     14,590      2.8       6,546       1.8         704       0.2
                                             --------    -----     -------     -----     -------     -----
  Total expenses..........................    292,756     56.2     201,059      56.4     145,137      50.5
                                             --------    -----     -------     -----     -------     -----
  Income before affiliated items
    and income taxes (1)..................   $227,946     43.8%    155,598      43.6     142,152      49.5
                                             --------    -----     -------     -----     -------     -----

------------------------

(1) Excludes a $19.0 million pre-tax charge for write off of deferred selling costs and a $4.6 million pre-tax loss on sale of real estate in 1999.

TOTAL REVENUES

2000 OVER 1999

    Revenues excluding investment and other income increased by $163.6 million, or 47%, to $510.1 million in 2000 compared to 1999. Total revenues, which include investment and other income, were $520.7 million in 2000, a 46% increase from 1999. Income before income taxes and 1999 special charges increased by 46% to $227.9 million in 2000 compared to 1999. Income before income taxes and 1999 special charges as a percentage of total revenues was 43.8% in 2000 and 43.6% in 1999. Legend, acquired in March 2000, contributed $36.6 million to 2000 revenues. ACF, acquired in August 1999, contributed $10.8 million to 2000 revenues and $3.7 million to 1999 revenues.

1999 OVER 1998

    Revenues excluding investment and other income increased by $68.2 million, or 25%, to $346.5 million in 1999 compared to 1998. Total revenues, which include investment and other income, were $356.7 million in 1999, a 24% increase from 1998. Income before affiliated items, income taxes and special charges increased by 9% to $155.6 million in 1999 compared to 1998. Income before affiliated items, income taxes and special charges as a percentage of revenue was 43.6% in 1999 and 49.5% in 1998.

INVESTMENT MANAGEMENT FEE REVENUE

    INVESTMENT MANAGEMENT FEE REVENUES ARE EARNED FOR PROVIDING INVESTMENT ADVISORY SERVICES TO THE FUNDS AND OTHER SEPARATELY-MANAGED ACCOUNTS.

2000 OVER 1999

    The increase in management fee revenues came from both mutual fund and separately managed account business. Revenue from mutual fund management fees comprised 89% of total management fee revenue. In 2000, mutual fund revenue increased $60.3 million, or 37%, to $225.0 million. Average mutual fund assets under management increased 27% to $33.3 billion. Effective July 1, 1999, management fee arrangements were restructured, increasing the overall mutual fund management fee rates by approximately 8 basis points. In 2000, management fee revenue from mutual funds increased at a greater rate than that of mutual fund average assets due to a full year of benefit from the restructured rates. The average management fee rate for mutual funds improved from 62.5 basis points in 1999 to 67.5 basis points in 2000, representing approximately $16.7 million in management fee revenues.

    Management fee revenues from institutional and separately-managed account business accounted for 11% of total management fee revenue. Revenue from these accounts increased by $14.8 million, or 107%, to $28.7 million in 2000. Average institutional and separate account assets under management increased 43% to $5.6 billion. The average management fee rate for institutional and separately managed accounts increased from 30.6 basis points to 44.6 basis points. This increase was partially attributable to the acquisition of ACF in August of 1999, as well as new accounts added with higher fee rates. Certain managed accounts lost during the year had significantly lower rates than those currently in effect. Managed assets of ACF contributed $6.8 million, or 46%, to the increase in revenues from institutional and separately managed accounts. Certain separate accounts allow for additional fees contingent upon certain relative performance measurements being met. These performance fees were $2.8 million in 2000 and $1.2 million in 1999.

1999 OVER 1998

    Investment management fee revenue in 1999 was $178.6 million, a 30% increase over 1998. Average assets under management were $30.3 billion for 1999, an increase of 18% compared with 1998. The increase in management fee revenues was due to several factors. First, the restructuring of the Fund's management fee arrangements that became effective July 1, 1999 added approximately
$11.2 million to management fee revenue. Secondly, the acquisition of ACF in August of 1999 contributed approximately $3.6 million. Finally, strong market performance and relative performance resulted in a greater composition of average assets in equity funds, especially growth, small cap, and technology funds, which have higher management fee rates.

UNDERWRITING AND DISTRIBUTION FEE REVENUE

    UNDERWRITING AND DISTRIBUTION FEE REVENUES ARE COMPRISED OF COMMISSIONS CHARGED ON SALES OF FRONT-LOAD MUTUAL FUNDS, VARIABLE PRODUCTS AND INSURANCE PRODUCTS; RULE 12B-1 ASSET-BASED DISTRIBUTION FEES AND CONTINGENT DEFERRED SALES CHARGES FROM BACK-END AND LEVEL LOAD FUNDS; AND FEES FROM ASSET ALLOCATION AND OTHER DISTRIBUTION SERVICES.

2000 OVER 1999

    Underwriting and distribution fee revenue increased by 61% in 2000 to $202.9 million. Legend, acquired March 31, 2000, contributed $31.4 million to the current year's underwriting and distribution fee revenues. Excluding Legend's contribution, the increase was $45.1 million, or 36%. Certain investment product sales, namely Class A share mutual funds with front-end load charges and variable annuity products, generate commissions based on sales volume. These commissions increased by $27.4 million, or

30% in 2000 over 1999. Sales of these products increased by 28%. Over 90% of variable product sales are variable annuity products. Variable annuity product sales were especially strong in 2000, growing 57%, while Class A share sales grew 20%. Agency commissions paid by the underwriting insurance companies have higher commission rates than that of Class A share mutual funds causing revenues to increase at a higher rate than sales. The average commission rate for variable insurance products in 2000 was 7.67%, compared with the average commission rate for front-end mutual funds of 4.44%. In addition, an enhanced variable annuity compensation agreement with UILIC effective January 1, 2000 added $7.3 million of asset-based fees to revenues in 2000. Revenues from deferred load investment products (Class B and Class C shares) are primarily derived from a 0.75% 12b-1 distribution fee on these assets, and to a lesser extent from contingent deferred sales charges on early redemption of shares. These revenues increased by $5.5 million, or 49%, as average assets in these share classes increased by $779.9 million. The remaining increase in revenue came from higher revenues from insurance products, other mutual funds and fees from financial plans.

1999 OVER 1998

    Underwriting and distribution fee revenue in 1999 increased by 18% to $126.3 million. This increase is primarily attributable to increases in sales volume of front-load investment products. Commission revenues from front-load investment products, primarily the Advisors Funds Class A shares and variable annuity products, accounted for 75%, or $14.7 million of this $19.7 million increase in 1999 over 1998. Distribution revenues from back-end and level-load share classes increased by $2.5 million or 28% to $11.3 million due to growth in the asset value of these classes, partially offset by lower contingent deferred sales charges. Commission revenues from insurance product sales were up by $2.5 million to $19.1 million for 1999 due to increased sales of variable universal life insurance.

SHAREHOLDER SERVICE FEE REVENUE

    SHAREHOLDER SERVICE FEE REVENUES INCLUDE TRANSFER AGENCY FEES, CUSTODIAN FEES FROM RETIREMENT PLAN ACCOUNTS AND PORTFOLIO ACCOUNTING FEES.

2000 OVER 1999

    In 2000, shareholder service fee revenues increased by $11.9 million, or 29%, to $53.4 million. Excluding Legend's custodial service fee revenue contribution of $5.1 million, shareholder service fees increased by 16% due primarily to a 15% increase in the average number of accounts serviced. Shareholder service fee revenue, excluding Legend's custodial contribution, comprised 82% of transfer agency revenue and 13% of custodial fee revenue, representing 95% of total service revenue. Transfer agency and retirement plan custodial fees are primarily based on annual charges per account and fluctuate based on the number of accounts serviced. The average number of shareholder accounts was 1.88 million in 2000 compared with 1.64 million in 1999.

1999 OVER 1998

    The transfer agency and custodian fee revenue, which comprised 95% of the service fee revenues in 1999, are primarily based on annual charges per account and fluctuate based on the number of accounts serviced. In 1999, shareholder service fees increased by 23% to $41.5 million due primarily to a 12% increase in the average number of accounts. In addition, a fee increase in the fourth quarter of 1998, coinciding with the outsourcing of the data processing component of transfer agency activities, caused the increase in revenues to exceed the increase in number of accounts serviced. This fee increase contributed $4.8 million to the growth in revenue in 1999.

UNDERWRITING AND DISTRIBUTION EXPENSE

    UNDERWRITING AND DISTRIBUTION EXPENSE INCLUDES COSTS ASSOCIATED WITH THE MARKETING, PROMOTION, AND DISTRIBUTION OF OUR PRODUCTS. THE PRIMARY COSTS ARE COMMISSIONS AND OTHER COMPENSATION PAID TO FINANCIAL ADVISORS, SALES MANAGEMENT AND OTHER MARKETING PERSONNEL, PLUS OVERHEAD EXPENSES RELATING TO FIELD OFFICES, SALES PROGRAMS AND ADVERTISING.

2000 OVER 1999

    Underwriting and distribution expenses for 2000 were $183.2 million, an increase of $58.3 million or 47% compared with 1999. Legend's operations contributed $25.2 million to underwriting and distribution expenses. Excluding Legend's contribution, the increase was 27%. Over 70% of underwriting and distribution expenses are direct expenses relating to sales volume such as commissions, advisor incentive compensation, and commission overrides paid to field management. These costs increased $23.7 million, or 26%, as sales volume increased 21%. Other indirect costs for sales offices, compensation to marketing support personnel, advertising and sales program costs do not fluctuate directly with sales volume or sales revenues. These costs increased by $6.3 million, or 18%, in 2000 compared with 1999. The major items included in indirect costs include sales program financing costs of $8.6 million, group health and accident insurance of $3.4 million, field office compensation of $5.8 million, and facilities costs for field offices of $11.6 million. Our distribution margin, excluding Legend, was 7.8% compared with 1.1% for the same period in 1999. Margin improvement was attributable to enhanced compensation agreements on certain products and also to the fact that growth in sales exceeded that of fixed costs such as sales support, which do not fluctuate with sales volume.

1999 OVER 1998

    Underwriting and distribution expenses for 1999 were $124.9 million, an increase of $25.4 million or 25% compared with 1998. The largest contributor to the increase in distribution expenses was commission expense, and other sales force compensation related to sales volume. Other factors included higher production and asset retention incentive compensation of $6.0 million, higher net costs relating to field offices, marketing and national advertising of $5.5 million and increased sales program costs of $2.7 million. We began restructuring our mutual fund products in the fourth quarter of 1999. Due to their non-industry standard structure, the W&R Funds' Class B shares were closed for new sales and converted into Class C shares, which have an industry standard structure. Concurrently, the Advisors Funds began offering Class B shares and Class C shares. Upon conversion of the W&R Funds' Class B shares, no contingent deferred sales charges were collected for any converted share redemptions. The deferred selling costs of $19.0 million related to the W&R Funds' Class B share conversion were written off on November 30, 1999 concurrent with the necessary approvals for share conversion. It was estimated that underwriting and distribution expenses would be reduced by approximately $3.0 million per year as a result of the restructuring and related write-off, primarily through foregone amortization of deferred selling costs.

COMPENSATION AND RELATED COSTS

2000 OVER 1999

    Compensation and related costs for 2000 were $57.3 million, an increase of $12.4 million, or 28%, compared to 1999. ACF contributed $3.9 million in 2000 and $1.2 million from the time of acquisition in August 1999 through December 31, 1999. Legend, acquired March 31, 2000, contributed $1.3 million to these costs in 2000. Excluding these acquisitions, compensation increased 19%, or $8.4 million, from $43.7 million to $52.1 million. Salaries and incentive compensation account for over 80% of total compensation. Remaining costs included payroll taxes, group life and health insurance, and pension and savings plan costs. Salaries and incentive bonus compensation increased 21% and 22%, respectively, due primarily to the increase in personnel and annual raises. Other compensation costs increased at a much lower rate of 11% due to lower expenses for group health and accident insurance as well as certain pension costs.

1999 OVER 1998

    Compensation and related costs for 1999 were $44.9 million, an increase of $13.4 million, or 43%, compared to 1998. The growth in our operations added 25% to the average employee headcount. Additional performance based compensation accounted for $3.8 million of the increase in compensation costs due primarily to investment performance compensation paid to portfolio managers and, to a lesser extent, to the inclusion of middle management in incentive compensation plans. Higher pension and health insurance costs were additional factors for the increase in compensation costs. Pension and related costs were $0.8 million higher due to personnel additions and a higher rate of compensation increase. Higher health insurance costs contributed $1.1 million to the increase as reserves were increased to reflect higher claims exposure.

GENERAL AND ADMINISTRATIVE EXPENSE

2000 OVER 1999

    General and administrative expenses, which reflect operating costs other than those related to compensation and to distribution efforts, increased by $9.3 million, or 48%, to $28.5 million for 2000. ACF contributed $1.0 million in 2000 and $0.5 million from the time of acquisition in August 1999 through December 31, 1999. Legend, acquired March 31, 2000, contributed $3.2 million to these costs in 2000. Excluding these costs from recently acquired companies, general and administrative expenses increased by $5.6 million, or 29%, a result of investments made to facilitate growth, notably in computer systems and services and costs associated with implementing new funds and share classes. Also contributing to the increase were higher rental and facilities costs from expanding operations.

1999 OVER 1998

    General and administrative expenses were up by $10.7 million, or 125%, to $19.2 million for 1999. Approximately $5.4 million of this increase was attributable to the implementation of a new transfer agency system in the fourth quarter of 1998. Higher shareholder service fee revenues coinciding with this implementation offset most of the increased costs. The growth of our operations added to higher administrative costs, including the acquisition of ACF, new consulting arrangements, proxy and shareholder meeting costs, and additional facilities rental to accommodate growth.

INVESTMENT AND OTHER INCOME

2000 OVER 1999

    Investment and other income increased by $0.4 million from $10.2 million in 1999 to $10.6 million in 2000. In 2000, investment and other income included $2.5 million of realized gains from the sale of investment securities sold to partially fund the Legend acquisition. In 1999, $1.0 million was attributable to net rental income from real estate properties which were sold in December of 1999. Excluding these items, interest income declined by $1.1 million, or 12%, to $8.1 million due to lower amounts invested in interest-bearing corporate and municipal bonds. Average invested cash and marketable securities were $136.7 million in 2000 compared with $142.1 million in 1999.

1999 OVER 1998

    Investment and other income increased by $1.2 million to $10.2 million in 1999. Average invested cash and marketable securities were $142.1 million in 1999 compared with $144.8 million in 1998. Substantially all of the increase in investment and other income was attributable to higher net rental income from investment in real estate properties. These properties were sold on December 28, 1999 for net proceeds of $16.5 million. Pretax income realized from rental operations of these properties in 1999 was $1.0 million.

DEPRECIATION

2000 OVER 1999

    Depreciation of property and equipment increased by $1.5 million, or 67%, in 2000 to $3.6 million. The acquisitions of ACF on August 9, 1999 and Legend on March 31, 2000 accounted for $320 thousand of the increase. The remaining difference was primarily the result of additions to furniture and equipment in field offices and information systems in our home office. Our new building, which was completed and placed into service in September 2000, was another contributing factor to the increase in depreciation expense.

1999 OVER 1998

    Depreciation of property and equipment increased by $270 thousand, or 14% in 1999 to $2.2 million primarily due to furniture and equipment relating to opening additional field offices and upgrading and enhancing existing offices.

INTEREST EXPENSE

2000 OVER 1999

    We entered into a $200.0 million credit facility arrangement in October of 1998. This facility is renewable annually in October, was renewed in October 1999 and was increased to $220.0 million in March 2000. The facility is expandable to $330.0 million, whereby syndicates could, at their option upon our request, increase the loans by $110.0 million. The credit facility was used to fund share repurchases and facilitate the acquisitions of Legend and ACF. Beginning in the third quarter of 2000, we also implemented a money market loan program. The money market loan program, which is similar to commercial paper, was utilized to repay amounts borrowed under the credit facility. In
October 2000, all amounts borrowed on the credit facility were repaid. On
August 15, 2000, we filed a $400.0 million universal shelf registration whereby proceeds received could be used for general corporate purposes, including repaying short-term debt outstanding. On January 18, 2001, we issued
$200.0 million in principal amount of 7.5% senior notes due 2006 resulting in net proceeds of approximately $197.6 million which was used to repay short-term debt outstanding and for general corporate purposes. As a result, for purposes of these financial statements, $175.3 million of short-term debt outstanding at December 31, 2000 was reclassified as long-term. During the year, the average balance on the combined short-term debt was $195.8 million for 2000 and $106.1 million for 1999. The average interest rate applied, excluding other costs, was 7.01% for 2000 and 5.73% for 1999.

1999 OVER 1998

    The credit facility discussed above was used in 1999 to fund share repurchases during the year and acquire ACF in August of 1999. The average interest rate applied to this facility, excluding facility costs, was 5.73% in 1999. The average amount outstanding on this facility was $106.1 million. In 1999, interest expense and related facility costs were $6.5 million, compared to $704 thousand for 1998. At the end of 1999, we had an outstanding balance of $125.3 million under this credit facility, compared to $40.1 million at the end of 1998.

LOSS ON THE SALE OF REAL ESTATE

    On December 28, 1999, we completed the sale of all multi-tenant properties to unrelated third parties. Proceeds from the sale were $16.5 million resulting in a $4.6 million pretax loss.

WRITE-OFF OF DEFERRED SELLING COSTS

    We began restructuring our mutual fund products in the fourth quarter of 1999. Due to their non-industry-standard structure, the W&R Funds' Class B shares were closed for new sales and were converted into Class C shares in March 2000, which have an industry standard structure. Concurrently, the Advisors Funds began offering Class B shares and Class C shares. Upon conversion of the W&R Class B shares, no contingent deferred sales charges were collected for any converted share redemptions. The deferred selling costs related to the W&R Funds' Class B shares in the amount of $19.0 million (pre-tax) were written off on November 30, 1999 concurrent with the necessary approvals for share conversion. By offering additional classes of mutual fund shares and closing funds with non-industry standard structures, our mutual funds are more consistent with that of the industry, provide our clients with more choices and greater value, and accommodate additional changes for strategic distribution flexibility.

AFFILIATED INTEREST INCOME AND EXPENSE

    Prior to its initial public offering in March of 1998, we had various notes payable and notes receivable with Torchmark and certain subsidiaries of Torchmark. The affiliated interest income and expense as reported for 1998 pertain to these notes and were prepaid with proceeds from the offering.

INCOME TAXES

    Our effective income tax rate was 39.0%, 38.1%, and 38.2%, in 2000, 1999, and 1998, respectively.

FINANCIAL CONDITION

    At December 31, 2000, our total assets were $422.2 million, up
$87.1 million from December 31, 1999. In 2000, we repurchased 5.1 million shares of our common stock at a total cost of $108.4 million compared to 8.7 million shares of our common stock at a total cost of $132.2 million during 1999. Cash flows from operations, the credit facility, and the money market loan program were utilized to fund these share repurchases. At December 31, 2000, our outstanding debt, including principal and accrued interest was $175.3 million compared to $125.3 million on December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

    Cash provided by operating activities increased by $60.5 million to $173.9 million for 2000 due to higher net income from operations, excluding non-cash items, as well as the timing of cash received and cash paid on assets and liabilities. Net cash used in investing activities in 2000 was $59.8 million, compared to $4.0 million net cash provided in 1999. Proceeds from the sale and maturity of investment securities exceeded purchases of investment securities by $30.9 million in 2000. At December 31, 2000, we had $125.7 million in cash and marketable investment securities, of which $21.9 million was restricted for the benefit of customers in compliance with securities industry regulations. Cash and marketable securities at December 31, 1999 were $148.0 million, of which $17.1 million was restricted. Other investing activities in 2000 used $30.4 million for the additions of property and equipment, and $60.3 million for the acquisition of subsidiaries. In 2000, we used $107.0 million in net financing activities, compared with $86.6 million in 1999. In 2000, we repurchased 3.3 million shares of Class A and 1.8 million shares of Class B common stock, the combined cost of which was $108.4 million, and paid $29.5 million in cash dividends. Net borrowings of $50.0 million on the credit facility were utilized in 2000 to finance share repurchases and the acquisition of Legend. The $220.0 million, 364-day revolving credit facility, expandable to $330.0 million at the syndicates' option upon our request, had no balance outstanding at December 31, 2000.

    Management believes its available cash, marketable securities, and expected cash flow from operations will be sufficient to fund dividends, operations, advance sales commissions, obligations, and other reasonably foreseeable cash needs. We may also continue to repurchase shares of our common stock from time to time, as management deems appropriate. The share repurchases could be financed by our available cash and investments and/or the use of our revolving credit facility or utilization of the money market loan program.

SUBSEQUENT EVENTS

    On January 18, 2001, we completed an offering of $200.0 million in principal amount of 7.5% senior notes due 2006 resulting in net proceeds of approximately $197.6 million (net of discounts, commissions and estimated expenses.) The notes represent senior unsecured obligations and are rated "Baa2" by Moody's and "BBB" by Standard & Poor's. The notes pay interest semi-annually on January 18 and July 18 at a rate of 7.5% per annum. Proceeds from the notes will be used to repay short-term debt and for general corporate purposes. Total debt outstanding as of December 31, 2000 was $175.3 million.

    On March 2, 2001, we repurchased 4.0 million shares of our Class B common stock at an aggregate cost, including commissions, of $122.0 million. These shares were repurchased at $30.50 per share.

    On March 7, 2001, we completed the sale of our two home office buildings to Mesirow Realty Sale-Leaseback ("Mesirow"). We also entered into an agreement with Mesirow to lease the buildings back for a period of fifteen years. The net proceeds from this sale were $28.2 million and resulted in a realized gain of approximately $1.8 million, which will be deferred and amortized over the term of the operating lease.

UNITED INVESTORS LIFE INSURANCE COMPANY LITIGATION

    Currently, we are in litigation with UILIC, one of our insurance providers, and other related parties over terms of a compensation agreement signed in July 1999 by UILIC and Waddell & Reed, Inc. The compensation is paid by UILIC to us on variable annuities underwritten by UILIC and distributed by us. The agreement provides for us to be paid annual compensation of 0.25% on all variable annuity policies' assets under management issued after January 1, 2000, and annual compensation of 0.20% on variable annuity policies' assets under management issued before that date. This agreement added $7.3 million of asset-based fees to revenues in 2000. Payments are continuing but the validity and duration of that agreement has been challenged by UILIC in a complaint filed in May 2000, in the Circuit Court of Jefferson County, Alabama in which we have subsequently named Torchmark as a third party defendant in a tortious interference claim. UILIC has taken the position that regardless of the validity of the compensation agreement, the compensation payable pursuant to this agreement terminates on April 30, 2001. Management believes that the Company will prevail on the merits of the litigation and that compensation pursuant to the July 1999 compensation agreement will continue, pursuant to the terms of the agreement, as long as the variable annuity policies' assets are in place and the variable annuity policies in question are in force. Moreover, we do not foresee any additional risk to existing variable policy assets and anticipate continued growth in sales of variable annuity products.

    As previously reported, a number of Torchmark affiliates terminated us as investment adviser for certain insurance company general account assets and pension plan assets totaling $768.0 million with an average management fee of 25 basis points. These accounts paid approximately $1.9 million in annual investment management fees. The only other Torchmark-affiliated assets for which we serve as investment adviser are approximately $37.9 million of mutual funds in 401(k) plans of Torchmark affiliates.

TERMINATION OF AGREEMENTS BY UNITED INVESTORS LIFE INSURANCE COMPANY

    On February 28, 2001, UILIC terminated the Principal Underwriting Agreement by and between UILIC and the Company, effective April 30, 2001. This agreement provided for the sale of variable products underwritten by UILIC by our financial advisors. As a result, beginning May 1, 2001, Nationwide will become the primary provider of variable products for distribution by our financial advisors. Management believes that the profitability of the two insurers' variable product lines is equivalent and does not anticipate any material adverse effects from the termination of the Principal Underwriting Agreement.

    In addition, on February 28, 2001, UILIC terminated the General Agent Contract by and between UILIC and the Company, effective December 31, 2001. This agreement provides for the sale of non-variable life insurance products underwritten by UILIC and distributed by our financial advisors. We are currently in the process of negotiating with several insurance carriers for the sale of their products by our financial advisors to complement the other non-UILIC life products currently available for distribution by our financial advisors. In addition, the Company has recently entered into an agreement with BISYS to provide our financial advisors with access to an extensive array of traditional life and disability insurance products for sale to our clients. As a result, management does not anticipate any material adverse effects from the termination of the UILIC General Agent Contract.

RECENT ACCOUNTING DEVELOPMENTS

    In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133 "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS 133"). This statement, which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, establishes accounting and reporting standards for derivative financial instruments and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement was amended in June 2000 with Statement of Financial Accounting Standards
No. 138, "ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES" ("SFAS 138"). The FASB encourages early adoption of SFAS 133; however, the provisions of the standard should not be retroactively applied to financial statements of periods prior to adoption. The adoption of SFAS 133, as amended, is not expected to have a material impact on us.

    In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS" ("SAB101"), which among other guidance, clarifies certain conditions to be met in order to recognize revenue. SAB 101 summarizes some of the SEC interpretations of generally accepted accounting principles relating to revenue recognition. In June 2000, the SEC issued Staff Accounting Bulletin No. 101B which delayed the implementation of SAB 101 until the fourth quarter of fiscal years beginning after December 15, 1999 and the provisions are to be retroactively applied to the entire year. The implementation of SAB 101 did not have a material effect on our financial statements.

    In March 2000, the FASB issued Interpretation No. 44, "ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION--AN INTERPRETATION OF APB OPINION NO. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" ("APB 25") for certain issues. It does not address any issues related to the application of the fair value method set forth in Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" ("SFAS 123"). Among other issues, FIN 44 clarifies the definition of "employee" for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting effects of modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. For those issues that affect us, FIN 44 was effective July 1, 2000. We do not expect that the application of FIN 44 will have a material impact on the financial statements.

SEASONABILITY AND INFLATION

    We do not believe our operations are subject to significant seasonal fluctuations. We do not believe that inflation has had a significant impact on operations.

RISK FACTORS

    THERE MAY BE ADVERSE EFFECTS ON OUR REVENUES, EARNINGS AND PROSPECTS IF THE SECURITIES MARKETS DECLINE. Our results of operations are affected by certain economic factors, including the level of the securities markets. We have benefited from the favorable performance of the securities markets in recent years that has attracted a substantial increase in the investments in the securities markets. A decline in the securities markets, failure of the securities markets to sustain their recent levels of growth or short-term volatility in the securities markets could result in investors withdrawing from the markets or decreasing their rate of investment, either of which could adversely affect our revenues, earnings and growth prospects. Because our revenues are, to a large extent, investment management fees based on the value of assets under management, a decline in the value of these assets would adversely affect our revenues. Our growth is dependent to a significant degree upon our ability to attract and retain mutual fund assets, and in an adverse economic environment, this may prove difficult. Our growth rate has varied from year to year and there can be no assurance that the average growth rates sustained in the recent past will continue. The combination of adverse markets effecting sales and investment management fees could compound on each other and materially effect earnings. Adverse conditions in the U.S. domestic stock market are particularly material to us due to high concentration of assets under management in that market.

    THERE MAY BE ADVERSE EFFECTS ON OUR REVENUES AND EARNINGS IF OUR FUNDS' PERFORMANCE DECLINES. Success in the investment management and mutual fund businesses is dependent on the investment performance of client accounts. Good relative performance stimulates sales of the Funds' shares and tends to keep redemptions low. Sales of the Funds' shares in turn generate higher management fees and distribution revenues. Good relative performance also attracts private institutional accounts. Conversely, poor relative performance results in decreased sales, increased redemptions of the Funds' shares and the loss of private institutional accounts, resulting in decreases in revenues. Failure of our Funds to perform well could, therefore, have a material adverse effect on our revenues and earnings.

    THERE MAY BE AN ADVERSE EFFECT ON OUR BUSINESS IF OUR INVESTORS REMOVE THE ASSETS WE MANAGE ON SHORT NOTICE. A majority of our revenues are derived from investment management agreements with our Funds that are terminable on 60 days' notice. Each investment management agreement must be approved and renewed annually by the disinterested members of each Fund's board or its shareholders. Some of these investment management agreements may be terminated or not renewed, and new agreements may be unavailable. In addition, mutual fund investors may redeem their investments in the Funds at any time without any prior notice. Investors can terminate their relationship with us, reduce the aggregate amount of assets under management or shift their funds to other types of accounts with different rate structures for any number of reasons, including investment performance, changes in prevailing interest rates and financial market performance. The decrease in revenues that could result from any such event could have a material adverse effect on our business.

    WE FACE INCREASED COMPETITION IN HIRING AND RETAINING KEY PERSONNEL AND FINANCIAL ADVISORS. Our continued success depends to a substantial degree on our ability to attract and retain qualified personnel to conduct our fund management and investment advisory business. The market for qualified fund managers, investment analysts, and financial advisors is extremely competitive and has grown more so in recent periods because of the growth in the industry. We are dependent on our sales force and select third party distributors to sell our mutual funds and other investment products. Our growth prospects will be directly affected by the quality and quantity of financial advisors we are able to successfully recruit and retain. There can be no assurances that we will be successful in our efforts to recruit and retain the required personnel.

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

    POTENTIAL MISUSE OF FUNDS AND INFORMATION IN THE POSSESSION OF OUR ADVISORS COULD RESULT IN LIABILITY TO OUR CLIENTS. Our financial advisors handle a significant amount of funds and financial and personal information for our clients. Although we have implemented a system of controls to minimize the risk of fraudulent taking or misuse of funds and information, there can be no assurance that our controls will be adequate or that taking or misuse by our employees can be prevented. We could have liability in the event of a taking or misuse by our employees and we could also be subject to regulatory sanctions. Although we believe that we have adequately insured against these risks, there can be no assurance that our insurance will be maintained or that it will be adequate to meet any future liability.

    THERE ARE NO ASSURANCES THAT WE WILL PAY FUTURE DIVIDENDS. Our Board of Directors currently intends to continue to declare quarterly dividends on both our Class A and Class B common stock. The declaration and payment of dividends is subject to the discretion of our Board. Any determination as to the payment of dividends, as well as the level of such dividends, will depend on, among other things, general economic and business conditions, our strategic plans, our financial results and condition and contractual, legal, and regulatory restrictions on the payment of dividends by us or our subsidiaries. We are a holding company and, as such, our ability to pay dividends is subject to the ability of our subsidiaries to provide us with cash. There can be no assurance that the current quarterly dividend level will be maintained or that we will pay any dividends in any future period.

    REGULATORY RISK IS SUBSTANTIAL IN OUR BUSINESS. Our investment management business is heavily regulated. Noncompliance with applicable laws or regulations could result in sanctions being levied against us, including fines and censures, suspension or expulsion from a certain jurisdiction or market or the revocation of licenses. Noncompliance with applicable laws or regulations would adversely affect our reputation, prospects, revenues and earnings. In addition, changes in current laws or regulations or in governmental policies could adversely affect our operations, revenues and earnings.

    PROVISIONS OF OUR ORGANIZATIONAL DOCUMENTS COULD DETER TAKEOVER
ATTEMPTS. Under our Certificate of Incorporation, our Board of Directors has the authority, without action by our stockholders, to fix certain terms and issue shares of our Preferred Stock, par value $1.00 per share. Actions of our Board of Directors pursuant to this authority may have the effect of delaying, deterring, or preventing a change in control of the Company. Other provisions in our Certificate of Incorporation and in our Bylaws impose procedural and other requirements that could be deemed to have anti-takeover effects, including replacing incumbent directors. In addition, our Board of Directors is divided into three classes, each of which is to serve for a staggered three-year term after the initial classification and election and incumbent directors may not be removed without cause, all of which may make it more difficult for a third party to gain control of our Board. In addition, as a Delaware corporation we are subject to section 203 of the Delaware General Corporation Law. With certain exceptions, section 203 imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our voting stock.

    OUR STOCKHOLDERS RIGHTS PLAN COULD DETER TAKEOVER ATTEMPTS. In 1999 we adopted a stockholders rights plan pursuant to which rights attached to each share of our then outstanding Class A and Class B common stock. Generally, the rights are exercisable only if a person or group acquires 15% or more of the voting power as represented by our Class A and Class B common stock. Under certain conditions, the rights entitle the holders to receive shares of our Class A common stock having a value equal to two times the exercise price of the right. Our stockholders rights plan could impede the completion of a merger, tender offer or other takeover attempt even though some or a majority of our stockholders might believe that a merger, tender offer or takeover is in their best interests and even if such transactions could result in our stockholders receiving a premium for their shares of our stock over the then current market price of our stock.

    THE TERMS OF OUR CREDIT FACILITY IMPOSE RESTRICTIONS ON OUR OPERATIONS. THERE ARE NO ASSURANCES WE WILL BE ABLE TO RAISE ADDITIONAL CAPITAL. We have entered into a loan agreement for a $220 million, 364-day revolving line of credit facility with various lenders. The facility is expandable to $330.0 million, whereby the banks could, at their option upon our request, increase the loans by $110.0 million. At December 31, 2000, there was no balance outstanding under this line of credit. In August 2000, we also began utilizing a money market loan program, which functions similarly to commercial paper. At December 31, 2000, the outstanding balance was $160.0 million. The terms and conditions of the revolving credit facility and the money market loan program impose restrictions that affect, among other things, our ability to incur debt, make capital expenditures, merge, sell assets, make distributions or create or incur liens. Availability of our credit facility is also subject to certain financial covenants. Our ability to comply with the covenants can be affected by events beyond our control and there can be no assurance that we will achieve operating results that comply with the provisions of the credit agreement. A breach of any of these covenants could result in a default under our credit facility. In the event of a default, the banks could elect to declare the outstanding principal amount of our credit facility, all interest thereon and all other amounts payable under our credit facility to be immediately due and payable.

    Our ability to satisfy our debt obligations will depend upon our future operating performance, which will be affected by prevailing economic, financial and business conditions and other factors, some of which are beyond our control. We anticipate that borrowings from our existing revolving credit facility, the refinancing of our revolving credit facility, and/or cash provided by operating activities, will provide sufficient funds to finance anticipated development plans, meet our operating expenses and service our debt requirements as they become due. However, in the event that we require additional capital, there can be no assurance that we will be able to raise such capital when needed or on satisfactory terms, if at all. Also, there can be no assurance that we will be able to refinance our current credit facility upon its maturity or on favorable terms. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources."

    THERE ARE NO ASSURANCES THAT THE COMBINATION OF OUR TWO CLASSES OF COMMON STOCK WILL BE APPROVED OR THAT THE EXPECTED EFFECTS WILL OCCUR. Our stockholders will consider and vote on a proposal to merge the Company and a wholly-owned subsidiary that will effect the combination of our two classes of common stock into a single class of stock. If the merger is approved, we anticipate that (1) the combination of our two classes of common stock will have no effect on our business or operations, as currently conducted or afterwards;
(2) neither we nor the stockholders will recognize taxable gain or loss upon the conversion of the Class B stock and the aggregate tax basis in, and the holding period of, the newly issued shares of Class A common stock will be the same as the shares of Class B common stock exchanged; (3) the merger will not have any material impact on our stock option plans, other benefit plans or our rights agreement, except for technical amendments to the agreement to eliminate any references to the Class B common stock; (4) there will not be any effect on earnings per share or book value per share; (5) the analysis and valuation of a single class of stock will be facilitated; and (6) it will enhance interest in our stock and increase liquidity and trading efficiency. However, we cannot guarantee or insure that the merger will be approved or, if approved, that any of the anticipated effects, including an increase in liquidity and trading efficiency of the single class of common stock, will occur.

    SYSTEMS FAILURE MAY DISRUPT OUR BUSINESS. Our business is highly dependent on communications and information systems, including our mutual fund transfer agency system maintained by a third-party service provider. We are highly dependent on our ability to process a large number of transactions on a daily basis and also on the proper functioning of computer systems of third parties. We rely heavily on financial, accounting and other data processing systems. If any of these do not function properly, we could suffer financial loss, business disruption, liability to clients, regulatory intervention or damage to our reputation. If our systems are unable to accommodate an increasing volume of transactions, our ability to expand could be affected. Although we have back-up systems in place, we cannot insure that any systems failure or interruption, whether caused by a fire, other natural disaster, power or telecommunications failure, act of war or otherwise will not occur, or that back-up procedures and capabilities in the event of any failure or interruption will be adequate.

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

    THE RESTRUCTURING OF OUR MUTUAL FUND PRODUCTS TO ENHANCE OUR COMPETITIVENESS AND DISTRIBUTION CHANNELS MAY NOT BE SUCCESSFUL. In October 1999, we commenced restructuring our mutual fund products by offering additional classes of mutual fund shares and closing non-industry standard classes in an effort to enhance our competitiveness and strategic distribution alternatives and favorably impact our distribution margin. We anticipate that the product restructuring will result in our product line (1) being more consistent with the industry,
(2) providing our clients with more choices and greater value, and
(3) accommodating additional changes for strategic distribution flexibility. There can be no assurances that the restructuring of our mutual fund products will enhance our competitiveness and distribution channels or that it will favorably impact our distribution margin.

    OUR HOLDING COMPANY STRUCTURE RESULTS IN STRUCTURAL SUBORDINATION AND MAY AFFECT OUR ABILITY TO MAKE PAYMENTS ON OUR SENIOR UNSECURED NOTES. On
January 18, 2001, we completed a universal shelf offering of $200.0 million principal amount of 7.5% senior notes due 2006. The notes represent senior unsecured obligations exclusively of Waddell & Reed Financial, Inc. We are a holding company and, accordingly, substantially all of our operations are conducted through our subsidiaries. As a result, our cash flow and our ability to service our debt, including the notes, is dependent upon the earnings of our subsidiaries. In addition, we are dependent on the distribution of earnings, loans or other payments by our subsidiaries to us. Our subsidiaries are separate and distinct legal entities. Our subsidiaries have no obligation to pay any amounts due on the notes or provide us with funds for our payment obligations, whether by dividends, distributions, loans or other payments. In addition, any payment of dividends, distributions, loans or advances to by our subsidiaries could be subject to statutory or contractual restrictions. Payments to us by our subsidiaries will also be contingent upon our subsidiaries' earnings and business considerations. Our right to receive any assets of any of our subsidiaries upon their liquidation or reorganization, and therefore the right of the holders of the notes to participate in those assets, would be effectively subordinated to the claims of that subsidiary's creditors, including trade creditors. In addition, even if we were a creditor of any of our subsidiaries, our rights as a creditor would subordinate to any security interest in the assets of our subsidiaries and any indebtedness of our subsidiaries senior to that held by us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to market risk from changes in interest rates. Our cash equivalents and short-term investments and our outstanding short-term debt bear variable interest rates. We have not used derivative instruments to offset the exposure to changes in interest rates. Changes in interest rates are not expected to have a material impact on our results of operations.

    As noted in Item 7, our revenues and net income are based in part on the value of the investment portfolios managed. Accordingly, financial market declines will negatively impact our assets under management and, in turn, its revenues and profitability.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Reference is made to the Consolidated Financial Statements referred to in the Index on page 36 setting forth our consolidated financial statements, together with the report of KPMG LLP dated January 24, 2001 on page 37.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required by this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2001 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

ITEM 11. EXECUTIVE COMPENSATION

    Information required by this Item 11 is incorporated herein by reference to our definitive proxy statement for our 2001 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required by this Item 12 is incorporated herein by reference to our definitive proxy statement for our 2001 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required by this Item 13 is incorporated herein by reference to our definitive proxy statement for our 2001 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a)(1) Financial Statements. Reference is made to the Index to Consolidated Financial Statements on page 36 for a list of all financial statements filed as part of this Report.
       (a)(2)  Financial Statement Schedules. None.
       (b) Reports on Form 8-K. We filed no reports on Form 8-K during the fourth quarter of 2000.
       (c)     Exhibits. Reference is made to the Index to Exhibits on page
               60 for a list of all exhibits filed as part of this Report.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Overland Park, State of Kansas, on March 19, 2001.

                                                       WADDELL & REED FINANCIAL, INC.

                                                       By:
                                                           /s/ KEITH A. TUCKER
                                                           ------------------------------------------
                                                           Keith A. Tucker
                                                           CHAIRMAN OF THE BOARD AND CHIEF
                                                           EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                        NAME                                     TITLE                    DATE
                        ----                                     -----                    ----
                 /s/ KEITH A. TUCKER                   Chairman of the Board,
     -------------------------------------------         Chief Executive Officer     March 19, 2001
                   Keith A. Tucker                       and Director (Principal
                                                         Executive Officer)

                /s/ HENRY J. HERRMANN                  President, Chief
     -------------------------------------------         Investment Officer and      March 19, 2001
                  Henry J. Herrmann                      Director

               /s/ ROBERT L. HECHLER*                  Executive Vice President
     -------------------------------------------         and Director                March 19, 2001
                  Robert L. Hechler

              /s/ JOHN E. SUNDEEN, JR.                 Senior Vice President,
     -------------------------------------------         Chief Financial Officer     March 19, 2001
                John E. Sundeen, Jr.                     and Treasurer (Principal
                                                         Financial Officer)

                 /s/ D. TYLER TOWERY                   Vice President and
     -------------------------------------------         Controller (Principal       March 19, 2001
                   D. Tyler Towery                       Accounting Officer)

                /s/ JERRY W. WALTON*
     -------------------------------------------       Director                      March 19, 2001
                  Jerry W. Walton*

                /s/ RONALD C. REIMER*
     -------------------------------------------       Director                      March 19, 2001
                  Ronald C. Reimer*

               /s/ WILLIAM L. ROGERS*
     -------------------------------------------       Director                      March 19, 2001
                 William L. Rogers*

                        NAME                                     TITLE                    DATE
                        ----                                     -----                    ----
                /s/ JAMES M. RAINES*
     -------------------------------------------       Director                      March 19, 2001
                  James M. Raines*

                /s/ DANIEL C. SCHULTE                  Vice President, General
     -------------------------------------------         Counsel and Secretary       March 19, 2001
                  Daniel C. Schulte

    *By: ATTORNEY-IN-FACT

                         WADDELL & REED FINANCIAL, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Waddell & Reed Financial, Inc.:

Independent Auditors' Report................................     37

Consolidated Balance Sheets at December 31, 2000 and
  December 31, 1999.........................................     38

Consolidated Statements of Income for each of the years in
  the three-year period ended December 31, 2000.............     40

Consolidated Statements of Stockholders' Equity for each of
  the years in the three-year period ended December 31,
  2000......................................................     41

Consolidated Statements of Comprehensive Income for each of
  the years in the three-year period ended December 31,
  2000......................................................     42

Consolidated Statements of Cash Flows for each of the years
  in the three-year period ended December 31, 2000..........     43

Notes to Consolidated Financial Statements..................     44

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Waddell & Reed Financial, Inc.:

    We have audited the accompanying consolidated balance sheets of Waddell & Reed Financial, Inc. and subsidiaries, as of December 31, 2000 and 1999 and the related consolidated statements of income, stockholders' equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Waddell & Reed Financial, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Kansas City, Missouri
January 24, 2001

                         WADDELL & REED FINANCIAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999

                                     ASSETS

                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Assets:
  Cash and cash equivalents.................................  $ 68,082    60,977
  Investment securities, available-for-sale.................    57,639    87,045
  Receivables:
    Funds and separate accounts.............................    13,963    12,528
    Customers and other.....................................    21,477    14,610
Deferred income taxes.......................................        45        37
Prepaid expenses and other current assets...................     4,868     7,111
                                                              --------   -------
    Total current assets....................................   166,074   182,308
                                                              --------   -------
Property and equipment, net.................................    55,453    27,633
Deferred sales commissions, net.............................    10,108     1,851
Goodwill (net of accumulated amortization of $31,995 and
  $26,493)..................................................   180,173   112,994
Deferred income taxes.......................................     1,026     5,665
Other assets................................................     9,352     4,622
                                                              --------   -------
    Total assets............................................  $422,186   335,073
                                                              ========   =======

          See accompanying notes to consolidated financial statements.

                         WADDELL & REED FINANCIAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                2000        1999
                                                              ---------   --------
                                                                 (IN THOUSANDS)
Liabilities:
  Accounts payable..........................................  $  41,558     34,002
  Accrued sales force compensation..........................     18,741     14,578
  Accrued other compensation................................     11,774     10,998
  Short-term notes payable..................................         --    125,307
  Income taxes payable......................................        126      8,284
  Accrued purchase price liability for acquired
    subsidiaries............................................     13,110         --
  Other current liabilities.................................      8,429      5,458
                                                              ---------   --------
    Total current liabilities...............................     93,738    198,627
                                                              ---------   --------
  Long-term debt............................................    175,320         --
  Accrued pensions and post-retirement costs................     11,295     10,103
  Other.....................................................        223         --
                                                              ---------   --------
    Total liabilities.......................................    280,576    208,730
                                                              ---------   --------

Stockholders' equity:
  Common stock (See table below)............................        997        997
  Additional paid-in capital................................    251,990    238,434
  Retained earnings.........................................    206,589     97,129
  Deferred compensation.....................................    (10,950)   (11,246)
  Treasury stock (See table below)..........................   (305,008)  (198,360)
  Accumulated other comprehensive income....................     (2,008)      (611)
                                                              ---------   --------
    Total stockholders' equity..............................    141,610    126,343
                                                              ---------   --------
Total liabilities and stockholders' equity..................  $ 422,186    335,073
                                                              =========   ========

                                      2000                        1999
       COMMON STOCK         -------------------------   -------------------------
    ($0.01 PAR VALUE)         CLASS A       CLASS B       CLASS A       CLASS B
    -----------------       -----------   -----------   -----------   -----------
Authorized................  150,000,000   100,000,000   150,000,000   100,000,000
Issued....................   48,213,261    51,487,500    48,213,261    51,487,500
Outstanding...............   43,270,902    40,139,617    44,478,318    41,971,870
Treasury stock............    4,942,359    11,347,883     3,734,943     9,515,630

          See accompanying notes to consolidated financial statements.

                         WADDELL & REED FINANCIAL, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                              2000             1999             1998
                                                            --------         --------         --------
                                                            (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Revenues:
  Investment management fees..............................  $253,774         178,612          137,823
  Underwriting and distribution fees......................   202,879         126,318          106,615
  Shareholder service fees................................    53,436          41,525           33,808
  Investment and other income.............................    10,613          10,202            9,043
                                                            --------         -------          -------
    Total revenues........................................   520,702         356,657          287,289
                                                            --------         -------          -------
Expenses:
  Underwriting and distribution...........................   183,222         124,938           99,575
  Compensation and related costs..........................    57,331          44,944           31,512
  General and administrative..............................    28,498          19,245            8,551
  Depreciation............................................     3,613           2,162            1,892
  Amortization of goodwill................................     5,502           3,224            2,903
  Interest expense........................................    14,590           6,546              704
  Loss on sale of real estate.............................        --           4,592               --
  Write-off of deferred selling costs.....................        --          18,981               --
                                                            --------         -------          -------
    Total expenses........................................   292,756         224,632          145,137
                                                            --------         -------          -------
    Income before affiliated items and provision for
      income taxes........................................   227,946         132,025          142,152
Affiliated items:
  Interest income.........................................        --              --            1,950
  Interest expense........................................        --              --           (8,604)
                                                            --------         -------          -------
  Income before provision for income taxes................   227,946         132,025          135,498
Provision for income taxes................................    88,941          50,258           51,763
                                                            --------         -------          -------
  Net income..............................................  $139,005          81,767           83,735
                                                            ========         =======          =======
Net income per share:
  Basic...................................................  $   1.67            0.91             0.85
                                                            ========         =======          =======
  Diluted.................................................  $   1.60            0.89             0.84
                                                            ========         =======          =======
Weighted average shares outstanding--basic................    83,362          89,456           98,681
                                --diluted.................    86,895          91,548           99,269
Dividends declared per common share.......................  $   0.35            0.35             0.35

          See accompanying notes to consolidated financial statements.

                         WADDELL & REED FINANCIAL, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                                                              DIVIDENDS IN
                                                                               EXCESS OF
                                                                                RETAINED
                                                                                EARNINGS
                                                                                  AND
                                   COMMON STOCK       ADDITIONAL               ADDITIONAL
                                -------------------    PAID-IN     RETAINED     PAID-IN        DEFERRED     TREASURY
                                 SHARES     AMOUNT     CAPITAL     EARNINGS     CAPITAL      COMPENSATION    STOCK
                                --------   --------   ----------   --------   ------------   ------------   --------
                                                                   (IN THOUSANDS)
Balance at December 31,
  1997........................   63,450      $635          (212)        --      (230,658)           --            --
Net income....................       --        --            --     73,712        10,023            --            --
Issuance of restricted shares
  and other...................      446         4         5,259         --            --       (12,494)           --
IPO proceeds..................   35,805       358       295,021         --       220,635            --            --
Dividends paid................       --        --            --    (26,387)           --            --            --
Other distributions...........       --        --       (54,129)        --            --            --            --
Treasury stock repurchases....       --        --            --         --            --            --       (74,833)
Unrealized loss on investment
  securities..................       --        --            --         --            --            --            --
                                 ------      ----       -------    -------      --------       -------      --------
Balance at December 31,
  1998........................   99,701       997       245,939     47,325            --       (12,494)      (74,833)
Net income....................       --        --            --     81,767            --            --            --
Recognition of deferred
  compensation................       --        --            --         --            --         1,370            --
Issuance of restricted shares
  and other...................       --        --             6         --            --          (122)          116
Dividends paid................       --        --            --    (31,963)           --            --            --
Exercise of stock options.....       --        --       (15,964)        --            --            --         8,537
Tax benefit from exercise of
  options.....................       --        --         8,453         --            --            --            --
Treasury stock repurchases....       --        --            --         --            --            --      (132,180)
Unrealized loss on investment
  securities..................       --        --            --         --            --            --            --
                                 ------      ----       -------    -------      --------       -------      --------
Balance at December 31,
  1999........................   99,701       997       238,434     97,129            --       (11,246)     (198,360)
Net income....................       --        --            --    139,005            --            --            --
Recognition of deferred
  compensation................       --        --            --         --            --         1,625            --
Issuance of restricted shares
  and other...................       --        --            --         --            --        (1,329)           --
Dividends paid................       --        --            --    (29,545)           --            --            --
Exercise of stock options.....       --        --       (19,499)        --            --            --         1,771
Tax benefit from exercise of
  options.....................       --        --        33,055         --            --            --            --
Treasury stock repurchases....       --        --            --         --            --            --      (108,419)
Unrealized loss on investment
  securities..................       --        --            --         --            --            --            --
                                 ------      ----       -------    -------      --------       -------      --------
Balance at December 31,
  2000........................   99,701      $997       251,990    206,589            --       (10,950)     (305,008)
                                 ======      ====       =======    =======      ========       =======      ========


                                 ACCUMULATED        TOTAL
                                    OTHER       STOCKHOLDER'S
                                COMPREHENSIVE      EQUITY
                                   INCOME         (DEFICIT)
                                -------------   -------------
                                       (IN THOUSANDS)
Balance at December 31,
  1997........................        344          (229,891)
Net income....................         --            83,735
Issuance of restricted shares
  and other...................         --            (7,231)
IPO proceeds..................         --           516,014
Dividends paid................         --           (26,387)
Other distributions...........         --           (54,129)
Treasury stock repurchases....         --           (74,833)
Unrealized loss on investment
  securities..................       (142)             (142)
                                   ------          --------
Balance at December 31,
  1998........................        202           207,136
Net income....................         --            81,767
Recognition of deferred
  compensation................         --             1,370
Issuance of restricted shares
  and other...................         --                --
Dividends paid................         --           (31,963)
Exercise of stock options.....         --            (7,427)
Tax benefit from exercise of
  options.....................         --             8,453
Treasury stock repurchases....         --          (132,180)
Unrealized loss on investment
  securities..................       (813)             (813)
                                   ------          --------
Balance at December 31,
  1999........................       (611)          126,343
Net income....................         --           139,005
Recognition of deferred
  compensation................         --             1,625
Issuance of restricted shares
  and other...................         --            (1,329)
Dividends paid................         --           (29,545)
Exercise of stock options.....         --           (17,728)
Tax benefit from exercise of
  options.....................         --            33,055
Treasury stock repurchases....         --          (108,419)
Unrealized loss on investment
  securities..................     (1,397)           (1,397)
                                   ------          --------
Balance at December 31,
  2000........................     (2,008)          141,610
                                   ======          ========

          See accompanying notes to consolidated financial statements.

                         WADDELL & REED FINANCIAL, INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Net income..................................................  $139,005    81,767     83,735
Other comprehensive income:
Net unrealized appreciation (depreciation) of investments
  during the period, net of income taxes of $428, $(387) and
  $(150)....................................................       664      (616)      (249)
Reclassification adjustment for amounts included in net
  income, net of income taxes of $(1,290), $(124) and $64...    (2,061)     (197)       107
                                                              --------    ------     ------
Comprehensive income........................................  $137,608    80,954     83,593
                                                              ========    ======     ======

          See accompanying notes to consolidated financial statements.

                         WADDELL & REED FINANCIAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                2000        1999       1998
                                                              ---------   --------   --------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................  $ 139,005     81,767     83,735
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................      9,268      5,386      4,795
    (Gain) loss on sale of investments......................     (2,111)      (375)       171
    Recognition of deferred compensation....................      1,625      1,370      1,333
    Loss on sale and retirement of fixed assets.............         22         67         75
    Write-off of deferred selling cost......................         --     18,981         --
    Loss on sale of real estate.............................         --      4,592         --
    Capital gains and dividends reinvested..................     (1,394)      (471)      (399)
    Deferred income taxes...................................      5,559     (4,089)    (1,988)
    Changes in assets and liabilities net of acquisition:
      Receivables from funds and separate accounts..........     (1,435)    (6,788)    (1,709)
      Other receivables.....................................        373     15,719    (15,254)
      Due to/from affiliates--operating.....................         --         --      4,509
      Other assets..........................................    (10,291)   (12,928)    (3,661)
      Accounts payable......................................      7,520      5,457      5,375
      Other liabilities.....................................     25,794      4,699     10,237
                                                              ---------   --------   --------
Net cash provided by operating activities...................    173,935    113,387     87,219
                                                              ---------   --------   --------
Cash flows from investing activities:
    Additions to investment securities......................    (15,609)   (13,001)  (110,652)
    Proceeds from sales of investment securities............     45,307        635     24,020
    Proceeds from maturity of investment securities.........      1,185     27,995      2,424
    Additions to property and equipment.....................    (30,402)    (9,096)    (7,602)
    Investment in real estate...............................         --        551     (5,913)
    Proceeds from sale of real estate.......................         --     16,452         --
    Acquisition of subsidiaries, (net of cash acquired).....    (60,290)   (19,557)        --
    Other...................................................         --         --          7
                                                              ---------   --------   --------
Net cash provided by (used in) investing activities.........    (59,809)     3,979    (97,716)
                                                              ---------   --------   --------
Cash flows from financing activities:
    Proceeds from IPO.......................................         --         --    516,014
    Net borrowings..........................................     50,000     85,000     40,000
    Cash dividends..........................................    (29,545)   (31,963)   (26,387)
    Change in due to/from affiliates--nonoperating..........         --         --   (479,373)
    Purchase of treasury stock..............................   (108,419)  (132,180)   (74,833)
    Exercise of stock options...............................      8,327        869         --
    Other stock transactions................................    (27,384)    (8,295)    (8,564)
                                                              ---------   --------   --------
Net cash used in financing activities.......................   (107,021)   (86,569)   (33,143)
                                                              ---------   --------   --------
Net increase (decrease) in cash and cash equivalents........      7,105     30,797    (43,640)
Cash and cash equivalents at beginning of year..............     60,977     30,180     73,820
                                                              ---------   --------   --------
Cash and cash equivalents at end of year....................  $  68,082     60,977     30,180
                                                              =========   ========   ========
Cash paid for:
  Income taxes..............................................  $  55,346     50,551     48,830
  Interest..................................................     14,013      5,932        628

          See accompanying notes to consolidated financial statements

                         WADDELL & REED FINANCIAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 2000, 1999, AND 1998

1. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

    Waddell & Reed Financial, Inc. and subsidiaries (hereinafter referred to as the "Company," "we," "our" and "us") derive their revenues primarily from investment management, investment product underwriting and distribution, and shareholder services administration provided to the Waddell & Reed Advisors Funds (the "Advisors Funds"), the W&R Funds ("W&R Funds"), the W&R Target Funds ("Target Funds") (collectively, the "Funds"), and institutional and separate accounts. The Funds and the institutional and separate accounts operate under various rules and regulations set forth by the Securities and Exchange Commission (the "SEC"). Services to the Funds are provided under contracts that set forth the fees to be charged for these services. The majority of these contracts are subject to annual review and approval by each Fund's board of directors and shareholders. Our revenues are largely dependent on the total value and composition of assets under management, which include mainly domestic equity securities, but also include debt securities and international equities. Accordingly, fluctuations in financial markets and composition of assets under management impact revenues and results of operations. For 2000, management fees from the Advisors Core Investment Fund were $50.0 million or 10% of total Company revenues. The Advisors Core Investment Fund had a net asset value of $8.5 billion at December 31, 2000 and was our largest fund.

    Prior to December 1997, we were known as United Investors Management Company. In the first quarter of 1998, our insurance operations, United Investors Life Insurance Company, were distributed to Torchmark Corporation and a subsidiary of Torchmark Corporation (together, "Torchmark"). We were wholly owned by Torchmark until March 4, 1998, when we completed the initial public offering of our Class A common stock (the "Offering"), realizing net proceeds of approximately $516 million. Approximately $481 million of the proceeds were used to prepay notes payable to Torchmark. After giving effect to the Offering and prior to November 6, 1998, Torchmark controlled in excess of 60% of the outstanding Class A and Class B common stock, and in excess of 80% of the voting power of our outstanding Class A and Class B common stock. On November 6, 1998, Torchmark distributed its remaining ownership interest in us by means of a tax-free spin-off to the stockholders of Torchmark of all our common stock held by Torchmark.

BASIS OF PRESENTATION

    The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Amounts in the accompanying financial statements and notes are rounded to the nearest thousand. Certain amounts in the prior year's financial statements have been reclassified to conform to the 2000 presentation.

STOCK SPLIT

    On February 23, 2000, we declared a three-for-two stock split effected in the form of a dividend on our Class A and Class B common stock payable April 7, 2000 to stockholders of record as of March 17, 2000. Accordingly, all per share and share outstanding data in the consolidated financial statements and related notes have been restated to reflect the stock split for all periods presented.

                         WADDELL & REED FINANCIAL, INC.

                       DECEMBER 31, 2000, 1999, AND 1998

1. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
USE OF ESTIMATES

    Accounting principles generally accepted in the United States of America require us to estimate certain amounts. We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with these principles. Actual results could differ from those estimates.

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

    Fair value for cash, short-term investments, debt, receivables and payables approximates carrying value. Fair values for investment securities are based on quoted market prices, where available. Otherwise, fair values are based on quoted market prices of comparable instruments.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include cash on hand and short-term investments. We consider all highly liquid debt instruments with original maturities of 90 days or less to be cash equivalents.

INVESTMENT SECURITIES AND INVESTMENTS IN AFFILIATED MUTUAL FUNDS

    All investments in debt securities and mutual funds are classified as available-for-sale or trading. As a result, these investments are recorded at fair value. For available-for-sale securities, unrealized holding gains and losses, net of related tax effects, are excluded from earnings until realized and are reported as a separate component of comprehensive income. For trading securities, unrealized holding gains and losses, net of related tax effects, are included in earnings. Realized gains and losses are computed using the specific identification method for investment securities other than mutual funds. For mutual funds, realized gains and losses are computed using the average cost method.

COMPREHENSIVE INCOME

    Comprehensive income consists of net income and unrealized gains (losses) on available-for-sale securities and is presented in a separate statement of comprehensive income.

PROPERTY AND EQUIPMENT

    Property and equipment is carried at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

SOFTWARE DEVELOPED FOR INTERNAL USE

    Certain internal and external costs incurred in connection with developing or obtaining software for internal use are capitalized in accordance with the American Institute of Certified Public Accountants' Statement of Position
No. 98-1, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE." These capitalized costs are included in Property and Equipment, net on the Consolidated Balance Sheets and are amortized when the software project is complete, over the estimated useful life of the software that was put into production.

                         WADDELL & REED FINANCIAL, INC.

                       DECEMBER 31, 2000, 1999, AND 1998

1. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
GOODWILL

    Goodwill, which represents the excess of purchase price over fair value of net assets acquired, arose in connection with our acquisition by Torchmark, our August 1999 acquisition of Austin Calvert & Flavin, Inc. ("ACF") and our
March 2000 acquisition of The Legend Group ("Legend"). Amortization related to our acquisition by Torchmark is on a straight-line basis over 40 years. Amortization related to our acquisition of ACF and Legend is on a straight-line basis over 25 years. We assess the recoverability of goodwill by determining whether the unamortized balance can be recovered through undiscounted future operating cash flows over its remaining life. Impairment, if any, is measured by the excess of the unamortized balance over discounted future operating cash flows.

DEFERRED SALES COMMISSIONS

    We defer certain costs, principally sales commissions and related compensation, which are paid to financial advisors in connection with the sale of certain shares of mutual funds. In October 1999, we commenced the restructuring of our mutual fund products at which time the (non-industry standard) W&R Funds Class B shares were closed for new sales. As a result of the discontinuation of these shares, we wrote off the balance of related deferred selling costs in the amount of $18,981,000 pre-tax in the fourth quarter of 1999. These discontinued W&R Funds' Class B shares were converted to W&R Funds Class C shares in March 2000. Upon conversion of the W&R Funds Class B shares, no contingent deferred sales charges were collected for any converted share redemptions. The deferred selling costs associated with the discontinued W&R Funds Class B shares were being amortized over the life of the shareholder investments not to exceed ten years. A new (industry standard) W&R Fund Class B share was opened to investors in July 2000. The deferred costs associated with the sale of these new Class B shares are amortized on a straight-line basis over the life of the shareholders' investments not to exceed six years.

    Also in October 1999, the Advisors Funds began selling Class B and Class C shares and the W&R Funds began selling Class C shares. The deferred costs associated with the sale of Class B shares are amortized on a straight-line basis over the life of the shareholders' investments not to exceed six years. The deferred costs associated with the sale of Class C shares are amortized on a straight-line basis not to exceed twelve months. We recover such costs through 12b-1 distribution fees, which are paid by the Advisors Funds and the W&R Funds Class B and C shares along with contingent deferred sales charges paid by shareholders who redeem their shares prior to completion of the required holding periods.

REVENUE RECOGNITION

    Investment advisory and administrative service fees are recognized when earned. Commission revenues and expenses (and related receivables and payables) resulting from securities transactions are recorded on the date on which the order to buy or sell securities is executed.

ADVERTISING AND PROMOTION

    We expense all advertising and promotion costs as incurred.

                         WADDELL & REED FINANCIAL, INC.

                       DECEMBER 31, 2000, 1999, AND 1998

1. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
EARNINGS PER SHARE

    The weighted average number of shares used to compute basic earnings per share was 83,362,000, 89,456,000, and 98,681,000 for the years ended 2000, 1999 and 1998 respectively. The weighted average number of shares used in computing diluted earnings per share, which reflects the potential additional effect of stock option and restricted stock award exercises into common stock was 86,895,000, 91,548,000, and 99,269,000 for years 2000, 1999 and 1998, respectively.

    Earnings per share were computed as follows:

                                                      2000        1999        1998
                                                    ---------   ---------   ---------
                                                     (IN THOUSANDS, EXCEPT PER SHARE
                                                                 AMOUNTS
Net income........................................  $139,005     81,767      83,735
Weighted average shares outstanding--basic........    83,362     89,456      98,681
Incremental shares from assumed conversions.......     3,533      2,092         588
Weighted average shares outstanding--diluted......    86,895     91,548      99,269
Earnings per share:
  Basic...........................................  $   1.67       0.91        0.85
  Diluted.........................................  $   1.60       0.89        0.84

STOCK-BASED COMPENSATION

    As allowed under the provisions of Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" ("FAS 123"), we have elected to apply Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," ("APB 25") and related interpretations in accounting for our stock-based plans. In most cases, no compensation costs have been recognized with respect to stock options granted.

2. CASH AND CASH EQUIVALENTS

    Cash and cash equivalents at December 31, 2000 and 1999 include reserves of $21,898,000 and $17,114,000, respectively, for the benefit of customers in compliance with securities industry regulations. Substantially all such reserves are in excess of federal deposit insurance limits.

                         WADDELL & REED FINANCIAL, INC.

                       DECEMBER 31, 2000, 1999, AND 1998

3. INVESTMENT SECURITIES, AVAILABLE-FOR-SALE

    Investments at December 31, 2000 and 1999 are as follows:

                                       AMORTIZED   UNREALIZED   UNREALIZED
2000                                     COST        GAINS        LOSSES     FAIR VALUE
----                                   ---------   ----------   ----------   ----------
                                                        (IN THOUSANDS)
United States government-backed
  mortgage securities................   $ 1,748         31           (30)       1,749
Municipal bonds......................    22,326         92        (2,187)      20,231
Corporate bonds......................    14,194         51          (538)      13,707
Affiliated mutual funds..............    22,585        335        (1,075)      21,845
Other................................       107         --            --          107
                                        -------        ---        ------       ------
                                        $60,960        509        (3,830)      57,639
                                        =======        ===        ======       ======

                                       AMORTIZED   UNREALIZED   UNREALIZED
1999                                     COST        GAINS        LOSSES     FAIR VALUE
----                                   ---------   ----------   ----------   ----------
                                                        (IN THOUSANDS)
United States government-backed
  mortgage securities................   $ 2,136           2           (3)       2,135
Municipal bonds......................    39,225           7       (1,959)      37,273
Corporate bonds......................    36,478          --         (822)      35,656
Affiliated mutual funds..............    10,202       1,842          (63)      11,981
                                        -------       -----       ------       ------
                                        $88,041       1,851       (2,847)      87,045
                                        =======       =====       ======       ======

    Municipal and corporate bonds held as of December 31, 2000 mature as follows:

                                                            AMORTIZED     FAIR
                                                              COST       VALUE
                                                            ---------   --------
                                                               (IN THOUSANDS)
Within one year...........................................   $    --         --
After one year but within five years......................    20,056     20,180
After five years but within ten years.....................        --         --
After ten years...........................................    16,464     13,758
                                                             -------     ------
                                                             $36,520     33,938
                                                             =======     ======

    Investment securities with fair value of $45,307,000, $635,000, and $24,020,000 were sold in 2000, 1999 and 1998, respectively. These sales resulted in realized gains of $2,111,000 and $6,000 in 2000 and 1999, respectively, and realized losses in 1998 of $171,000.

4. ACQUISITION OF SUBSIDIARIES

    On March 31, 2000, we acquired Legend in a business combination accounted for as a purchase. Legend was a privately-held mutual fund distribution and retirement planning company based in Palm Beach Gardens, FL. Legend serves employees of school districts and other not-for-profit organizations nationwide and uses strategic asset allocation services using proprietary systems. The results of operations

                         WADDELL & REED FINANCIAL, INC.

                       DECEMBER 31, 2000, 1999, AND 1998

4. ACQUISITION OF SUBSIDIARIES (CONTINUED) of Legend are included on the accompanying financial statements since the date of acquisition. The total cost of the acquisition, including expenses, was $65,403,000, which exceeded the fair value of the net assets of Legend by $63,571,000. The excess is being amortized on a straight-line basis over 25 years. The acquisition agreement provides for additional purchase price payments contingent upon the achievement by Legend of specified earnings levels for 2000, 2001 and 2002. These contingent payments could aggregate as much as $14.0 million. For the year 2000, the specified earnings level was met; accordingly, a $4.0 million contingent payment was accrued and added to goodwill.

    A summary of the net assets acquired is as follows (in thousands):

Assets acquired
  Cash......................................................  $ 1,113
  Accounts Receivable.......................................    7,156
  Goodwill (including contingent payments)..................   63,571
  Other assets..............................................    1,949
                                                              -------
  Total.....................................................   73,789
Liabilities assumed.........................................    8,386
                                                              -------
Total purchase price........................................  $65,403
                                                              =======

    The table below presents supplemental pro forma information for 2000 and 1999 as if the Legend and ACF acquisitions were made on January 1, 1999 at the same purchase price, based on estimates and assumptions considered appropriate:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                           -------------------
                                                             2000       1999
                                                           --------   --------
                                                             (IN THOUSANDS)
Revenues.................................................  $532,592   399,817
Net Income...............................................  $138,915    81,297
Net Income per common share
  Basic..................................................  $   1.66      0.91
  Diluted................................................  $   1.60      0.89

    ACF, acquired August 9, 1999, is also subject to additional purchase price payments contingent upon the achievement of specified earnings levels. In 2000, ACF met these levels and the full amount of the contingent payment was accrued and added to goodwill at December 31, 2000 in the amount of $9.1 million. No further contingent payments will be made related to this acquisition.

5. LOSS ON SALE OF REAL ESTATE

    During 1998, we were participating in a limited partnership with TMK Income Properties, LP ("TIP"). We contributed land and four income producing multi-tenant commercial buildings adjacent to our headquarters in Overland Park, Kansas in exchange for a limited partnership interest in TIP in 1997. This transaction was classified as Investment in Real Estate in our consolidated balance sheets. In late 1998, we ceased participation in TIP. In exchange for our limited partnership interest, we received the

                         WADDELL & REED FINANCIAL, INC.

                       DECEMBER 31, 2000, 1999, AND 1998

5. LOSS ON SALE OF REAL ESTATE (CONTINUED) property we had originally contributed to TIP. We also reimbursed TIP $5,913,000 for improvements made to that property while it was in the partnership. Effective December 28, 1999, we sold this investment in multi-tenant real estate properties to unrelated third parties. Net proceeds from the sale were $16,452,000, which resulted in a $4,592,000 pre-tax loss.

    Net rental income was $0 and $1,026,000 for the years ended 2000 and 1999, respectively. Real estate partnership income was $465,000 for the year ended December 31, 1998.

6. PROPERTY AND EQUIPMENT

    A summary of property and equipment at December 31, 2000 and 1999 is as follows:

                                                                         ESTIMATED
                                                    2000       1999     USEFUL LIVES
                                                  --------   --------   ------------
                                                            (IN THOUSANDS)
Land............................................  $ 5,516      5,260        --
Buildings and tenant improvements...............   22,501     10,605       40 years
Furniture and fixtures..........................   19,287     10,688     5-10 years
Equipment and machinery.........................   10,793      5,642     5-20 years
Data processing equipment.......................   13,981      9,252      3-5 years
                                                  -------     ------
Property and equipment, at cost.................   72,078     41,447
Less accumulated depreciation...................   16,625     13,814
                                                  -------     ------
Property and equipment, net.....................  $55,453     27,633
                                                  =======     ======

7. DEBT

    In October 2000, we renewed our $220.0 million revolving credit facility, expandable to $330.0 million, with a syndicate of eight banks, whereby syndicates could, at their option upon our request, increase the loans by $110.0 million. The credit facility is a 364-day revolving facility with an interest rate of LIBOR plus 0.425% plus an additional 0.10% fee when utilization of the facility exceeds 25% and 0.20% fee when utilization exceeds 50%. The facility provides an additional source of capital to finance share repurchases, acquisitions and other general corporate needs. Beginning in the third quarter of 2000, we also implemented a money market loan program. The money market loan program, which is similar to commercial paper, was utilized to repay amounts borrowed under the credit facility. In October 2000, all amounts borrowed on the credit facility were repaid. The credit agreement stipulates two financial condition covenants. The consolidated leverage ratio cannot exceed 3.0 to 1.0 for four consecutive quarters. The consolidated leverage ratio is defined as consolidated total debt to consolidated earnings before interest costs, income taxes, depreciation and amortization ("EBITDA"). The consolidated interest coverage ratio cannot be less than 4.0 to 1.0 for four consecutive quarters. Consolidated interest coverage ratio is defined as consolidated EBITDA to consolidated interest expense. We were in compliance with these covenants at December 31, 2000.

    During the year, the average balance on the combined short-term debt was $195.8 million for 2000 and $106.1 million for 1999. As discussed below, the short-term debt outstanding at December 31, 2000

                         WADDELL & REED FINANCIAL, INC.

                       DECEMBER 31, 2000, 1999, AND 1998

7. DEBT (CONTINUED)
was reclassified as long-term. The average interest rate applied, excluding other costs, was 7.01% for 2000 and 5.73% for 1999.

    On August 15, 2000, we filed a $400.0 million shelf registration whereby proceeds received could be used for general corporate purposes, including repaying short-term debt outstanding. On January 18, 2001, we issued
$200.0 million in principal amount of 7.5% senior notes due 2006 resulting in net proceeds of approximately $197.6 million (net of discounts, commissions and estimated expenses) to repay short-term debt outstanding and for general corporate purposes. As a result, for purposes of these financial statements, $175.3 million of short-term debt outstanding at December 31, 2000 was reclassified as long-term. The notes represent senior unsecured obligations and are rated "Baa2" by Moody's and "BBB" by Standard & Poor's. Interest is payable semi-annually on January 18 and July 18 at a rate of 7.5% per annum. These notes are not redeemable prior to maturity.

8. TRANSACTIONS WITH RELATED PARTIES

    Until the Offering in March of 1998, we were 100% owned by Torchmark. In November of 1998, Torchmark disposed of its remaining interest in us through a tax-free distribution to its shareholders. We serve as investment advisor to Torchmark and its affiliates and receive advisory fees for this service. Advisory fees, which are based on assets under management, amounted to $1,063,000, $1,413,000, and $2,401,000 for the years ended December 31, 2000,
1999 and 1998, respectively. In the third quarter, we were terminated by a number of Torchmark affiliates as investment advisor for certain insurance company general account assets and pension plan assets totaling $768.0 million with an average management fee of 25 basis points. The only other Torchmark affiliated assets for which we serve as investment advisor are approximately $37.9 million of mutual funds in 401(k) plans of Torchmark affiliates.

    We are in litigation with one of our insurance providers, United Investors Life Insurance Company ("UILIC"), and other related parties over terms of a compensation agreement signed in July 1999 by UILIC and Waddell & Reed, Inc. The compensation is paid by UILIC to us on variable products underwritten by UILIC and distributed by us. The agreement provides for us to be paid annual compensation of 0.25% on all variable annuity policies' assets under management issued after January 1, 2000 and annual compensation of 0.20% on variable annuity policies' assets under management issued before that date. This agreement added $7.3 million of asset based fees to revenue for 2000. Payments are continuing but the validity and duration of that agreement has been challenged by UILIC in a complaint filed in May 2000, in the Circuit Court of Jefferson County, Alabama in which we have subsequently named Torchmark as a third party defendant in a tortious interference claim. We are confident that the court will uphold the agreement as a contract and that we will prevail on the merits of the case. Moreover, we do not foresee any additional risk to existing variable policy assets and anticipate continued growth in sales of variable annuity products.

    We earn commissions from UILIC, a Torchmark subsidiary, for marketing life insurance products and variable annuities. For the years ended December 31, 2000, 1999 and 1998, the commissions amounted to $63,164,000, $46,379,000, and
$36,724,000, respectively. In addition, an enhanced variable annuity compensation agreement with UILIC effective January 1, 2000 added $7.3 million of asset-based fees to revenues in 2000. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.

                         WADDELL & REED FINANCIAL, INC.

                       DECEMBER 31, 2000, 1999, AND 1998

9. INVESTMENT INCOME

    The components of investment and other income are as follows:

                                                        2000       1999       1998
                                                      --------   --------   --------
                                                              (IN THOUSANDS)
Interest and amortization of (premium) discount.....  $ 7,276      8,119     8,081
Dividends...........................................      492        498       423
Realized gains (losses), net........................    2,111        375      (171)
Other...............................................      734      1,210       710
                                                      -------     ------     -----
Total investment and other income...................  $10,613     10,202     9,043
                                                      =======     ======     =====

    In 2000, investment and other income included $2.5 million of realized gains from the sale of investment securities sold to partially fund the Legend acquisition. In 1999, $1.0 million was attributable to net rental income from real estate properties which were sold in December of 1999. Average invested cash and marketable securities were $136.7 million in 2000 compared with $142.1 million in 1999.

10. INCOME TAXES

    The components of total income tax expense are as follows:

                                                       2000       1999       1998
                                                     --------   --------   --------
                                                             (IN THOUSANDS)
Currently payable:
  Federal..........................................  $71,698     46,608     46,845
  State............................................   11,750      7,044      6,934
                                                     -------     ------     ------
                                                      83,448     53,652     53,779
Deferred taxes.....................................    5,493     (3,394)    (2,016)
                                                     -------     ------     ------
Income tax expense from operations.................   88,941     50,258     51,763
                                                     =======     ======     ======

                         WADDELL & REED FINANCIAL, INC.

                       DECEMBER 31, 2000, 1999, AND 1998

10. INCOME TAXES (CONTINUED)
    The tax effect of temporary differences that give rise to significant portions of deferred tax liabilities and deferred tax assets at December 31, 2000, 1999 and 1998 are as follows:

                                                        2000       1999       1998
                                                      --------   --------   --------
                                                              (IN THOUSANDS)
Deferred tax liabilities:
  Deferred selling costs............................  $(3,847)      (703)    (5,732)
  Fixed assets......................................     (588)      (328)        --
  Other.............................................       --         --       (125)
                                                      -------     ------     ------
Total gross deferred liabilities....................   (4,435)    (1,031)    (5,857)
                                                      -------     ------     ------
Deferred tax assets:
  Benefit plans.....................................    4,546      4,203      3,824
  Accrued expenses..................................      822      1,966      2,151
  Fixed assets......................................       --         --        983
  Other.............................................      138        564         --
                                                      -------     ------     ------
Total gross deferred assets.........................    5,506      6,733      6,958
                                                      -------     ------     ------
Net deferred tax asset (liability)..................  $ 1,071      5,702      1,101
                                                      -------     ------     ------

    A valuation allowance for deferred tax assets was not necessary at December 31, 2000, 1999 and 1998. The following table reconciles the statutory federal income tax rate with our effective income tax rate:

                                                            2000          1999          1998
                                                          --------      --------      --------
Statutory federal income tax rate.......................    35.0%         35.0          35.0
State income taxes, net of federal tax benefits.........     3.5           3.3           3.3
Other items.............................................     0.5          (0.2)         (0.1)
                                                            ----          ----          ----
Effective income tax rate...............................    39.0%         38.1          38.2
                                                            ====          ====          ====

11. PENSION PLAN AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

    We participate in a noncontributory retirement plan that covers substantially all employees and certain vested former employees of Torchmark. Benefits payable under the plan are based on employees' years of service and compensation during the final ten years of employment. This plan invests in equity securities of large capitalization companies, investment grade corporate and government bonds, and cash

                         WADDELL & REED FINANCIAL, INC.

                       DECEMBER 31, 2000, 1999, AND 1998

11. PENSION PLAN AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (CONTINUED) and cash equivalents. We also sponsor an unfunded defined benefit postretirement medical plan that covers substantially all employees. The plan is contributory with retiree contributions adjusted annually.

                                                                                      POSTRETIREMENT
                                                               PENSION BENEFITS          BENEFITS
                                                              -------------------   -------------------
                                                                2000       1999       2000       1999
                                                              --------   --------   --------   --------
                                                                           (IN THOUSANDS)
Change in benefit obligation
  Benefit obligation at beginning of year...................  $33,828     31,254      1,269      1,151
  Service cost..............................................    2,737      2,328         94         76
  Interest cost.............................................    2,963      2,387        104         90
  Actuarial (gain) loss.....................................    3,512       (847)       882         28
  Benefits and expenses paid................................   (2,834)    (1,294)      (222)      (147)
  Retiree contributions.....................................       --         --         66         71
                                                              -------     ------     ------     ------
  Benefit obligation at end of year.........................  $40,206     33,828      2,193      1,269
                                                              =======     ======     ======     ======
Change in plan assets:
  Fair value of plan assets at beginning of year............  $37,087     28,066         --         --
  Actual return on plan assets..............................    3,315      6,859         --         --
  Company contribution......................................    1,900      3,456        156         76
  Benefits paid.............................................   (2,834)    (1,294)      (222)      (147)
  Retiree contributions.....................................       --         --         66         71
                                                              -------     ------     ------     ------
  Fair value of plan assets at end of year..................  $39,468     37,087         --         --
                                                              =======     ======     ======     ======
Funded status of plan.......................................  $  (738)     3,260     (2,193)    (1,269)
Unrecognized actuarial (gain) loss..........................   (4,295)    (8,036)     1,113         90
Unrecognized prior service cost.............................      584        628       (286)      (160)
Unrecognized net transition obligation......................       93         98         --         --
                                                              -------     ------     ------     ------
Accrued benefit cost........................................  $(4,356)    (4,050)    (1,366)    (1,339)
                                                              =======     ======     ======     ======
Weighted average assumptions as of December 31:
  Discount rate.............................................     7.75%      6.75       8.00       7.75
  Expected return on plan assets............................     9.25%      9.25        N/A        N/A
  Rate of compensation increase.............................     4.50%      3.75        N/A        N/A
Components of net periodic benefit cost:
  Service cost..............................................  $ 2,737      2,328         94         76
  Interest cost.............................................    2,963      2,387        104         90
  Expected return on plan assets............................   (3,448)    (2,607)        --         --
  Actuarial (gain) loss amortization........................      (95)        --         --         --
  Prior service cost amortization...........................       44         44        (15)       (15)
  Transition obligation amortization........................        5          5         --         --
                                                              -------     ------     ------     ------
  Net periodic benefit cost.................................  $ 2,206      2,157        183        151
                                                              =======     ======     ======     ======

    For measurement purposes, the health care cost trend rate was 7.0% and 7.5% in 2000 and 1999, respectively. The effect of a 1% annual increase in assumed cost trend rates would increase the December 31, 2000 accumulated postretirement benefit obligation by approximately $434,000, and the

                         WADDELL & REED FINANCIAL, INC.

                       DECEMBER 31, 2000, 1999, AND 1998

11. PENSION PLAN AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (CONTINUED) aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2000 by approximately $94,000. The effect of a 1% annual decrease in assumed cost trend rates would decrease the December 31, 2000 accumulated postretirement benefit obligation by approximately $379,000, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2000 by approximately $80,000.

12. SAVINGS AND INVESTMENT PLANS

    We have a savings and investment plan covering substantially all employees. Until December 31, 1998, this plan provided for a matching Company contribution of 50% of the employee's investment in mutual fund shares and/or our Class A or Class B common stock, not to exceed 3% of the employee's salary. Our contributions to the savings and investment plan for the year ended
December 31, 1998 was $858,000. On January 1, 1999, this plan was amended to add a 401(k) salary deferral option. The amended plan provides for a 100% Company match on the first 3% of income and 50% on the next 2% of income, not to exceed 4% of the employee's eligible salary. Our contributions to the 401(k) plan for the years ended December 31, 2000 and 1999 were $2,196,000 and $1,413,000, respectively.

13. STOCK COMPENSATION PLANS

    We have a fixed employee Stock Incentive Plan ("Option Plan"), as part of our overall compensation program to attract and retain personnel and encourage a greater personal financial investment in the Company. The exercise price of each option is equal to the market price of the stock on the date of grant. The maximum term of the options is ten years and two days and generally vests one-third in each of the three years starting two years after grant date. The number of options authorized for grant under this plan is 30,000,000.

    We also have an Executive Deferred Compensation Stock Option Plan and a Non-employee Director Stock Option Plan to promote the long-term growth of the Company. The number of options authorized for grant under these plans is 3,750,000 and 1,200,000, respectively. The exercise price of each option is equal to the market price of the stock on the date of grant. The maximum term of these options is ten years and two days and generally vests 10% each year, starting one year after the grant date.

    In October 1995, the FASB issued Statement No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" ("SFAS No. 123"), which was effective beginning January 1, 1996. SFAS No. 123 defines the "fair value method" of accounting for employee stock options. It also allows accounting for such options under the "intrinsic value method" in accordance with Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" ("APB No. 25") and related interpretations, which is the method we use. If a company elects to use the intrinsic value method, pro forma disclosures of earnings and earnings per share are required as if the fair value method of accounting was applied.

                         WADDELL & REED FINANCIAL, INC.

                       DECEMBER 31, 2000, 1999, AND 1998

13. STOCK COMPENSATION PLANS (CONTINUED)
    Pursuant to SFAS No. 123, the fair value of each option has been estimated using a Black-Scholes option-pricing model with the following assumptions:

                                                         2000          1999          1998
                                                       --------      --------      --------
  Dividend yield.....................................    1.10%         2.10%         2.34%
  Risk-free interest rate............................    5.43%         5.97%         5.20%
  Expected volatility................................   35.80%        28.60%        29.70%
  Expected life (in years)...........................    4.71          4.71          4.71

    For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the vesting period of the options. Pro forma effects on net income and earnings per share follow:

                                                      2000       1999       1998
                                                    --------   --------   --------
Net income
  As reported.....................................  $139,005    81,767     83,735
  Pro forma.......................................  $133,435    77,141     79,744
Basic earnings per share
  As reported.....................................     $1.67     $0.91      $0.85
  Pro forma.......................................     $1.60     $0.86      $0.81
Diluted earnings per share
  As reported.....................................     $1.60     $0.89      $0.84
  Pro forma.......................................     $1.54     $0.84      $0.81

    After the spin-off from Torchmark, holders of Torchmark stock options granted prior to 1998 were given a choice to retain their Torchmark options or convert their options into Waddell & Reed Financial, Inc. options ("Conversion Options"). Our employees and directors who held Torchmark options could elect to convert their Torchmark options into Conversion Options. A total of 5,541,215 Conversion Options were converted from Torchmark options. The Conversion Options retained the same terms as the previous Torchmark options except that the exercise price and the number of shares were adjusted so that the aggregate intrinsic value of the options remained the same.

    Our option plan includes a Stock Option Restoration Program ("SORP") that allows, on a specific date set by the Company, an optionholder to pay the exercise price on vested options by surrendering common stock of the Company that the optionholder has owned at least six months. A reduced number of options are then granted to the optionholder at the current market price. The SORP, which facilitates ownership of the Company's common stock by management and key employees, results in a net issuance of shares of common stock and fewer stock options outstanding. The Company receives a current income tax benefit for exercises of stock options.

                         WADDELL & REED FINANCIAL, INC.

                       DECEMBER 31, 2000, 1999, AND 1998

13. STOCK COMPENSATION PLANS (CONTINUED)
    Prior to 1998, there were no stock options outstanding. A summary of stock option activity and related information for the years ended December 31, 1998, 1999 and 2000 follows:

                                                2000                    1999                    1998
                                        ---------------------   ---------------------   ---------------------
                                                     WEIGHTED                WEIGHTED                WEIGHTED
                                                     AVERAGE                 AVERAGE                 AVERAGE
                                                     EXERCISE                EXERCISE                EXERCISE
                                         OPTIONS      PRICE      OPTIONS      PRICE      OPTIONS      PRICE
                                        ----------   --------   ----------   --------   ----------   --------
Outstanding, beginning of year........  14,506,774    $14.65    12,112,890     12.43            --        --
Granted...............................   3,821,966     31.70     3,295,655     16.63     6,583,675    $15.07
Exercised.............................    (621,201)    13.41      (116,220)     7.47            --        --
Granted in restoration................   2,241,614     34.19     1,887,603     16.76            --        --
Exercised in restoration..............  (3,725,838)    13.57    (2,599,228)     8.69            --        --
Expired...............................    (253,800)    15.51       (73,926)    14.84       (12,000)    15.33
Converted.............................          --        --            --        --     5,541,215      9.31
                                        ----------    ------    ----------    ------    ----------    ------
Outstanding, end of year..............  15,969,515    $21.76    14,506,774    $14.65    12,112,890    $12.43
                                        ==========    ======    ==========    ======    ==========    ======
Exercisable, end of year..............   2,530,619    $14.57     2,853,326    $11.09     4,436,739    $ 9.61
                                        ==========    ======    ==========    ======    ==========    ======

    The weighted average fair value of options granted during the years ended December 31, 2000, 1999 and 1998 were $10.36, $4.45 and $3.83, respectively.

    Following is a summary of options outstanding at December 31, 2000:

                                      OUTSTANDING OPTIONS                      EXERCISABLE OPTIONS
                        ------------------------------------------------   ----------------------------
                                     WEIGHTED AVERAGE
                                        REMAINING
   EXERCISE PRICE                    CONTRACTUAL LIFE   WEIGHTED AVERAGE               WEIGHTED AVERAGE
        RANGE             NUMBER        (IN YEARS)       EXERCISE PRICE     NUMBER      EXERCISE PRICE
---------------------   ----------   ----------------   ----------------   ---------   ----------------
     $5.44-$8.04           313,214         4.8               $ 7.39          296,598        $ 7.43
      8.28-9.23            369,070         7.0                 8.29            5,434          9.23
     12.51-17.71         9,363,576         8.2                15.67        2,178,587         15.35
     19.46-25.44            98,750         9.3                22.48           50,000         23.63
     32.50-34.19         5,824,905         9.9                33.15               --            --
---------------------   ----------         ---               ------        ---------        ------
    $5.44-$34.19        15,969,515         8.7                21.76        2,530,619        $14.57
=====================   ==========         ===               ======        =========        ======

    Options granted prior to 1998 represented options on Torchmark common stock granted by Torchmark prior to our March 4, 1998 initial public offering. These options were converted to options on the Company's common stock on November 6, 1998, concurrent with Torchmark's distribution of our stock to its shareholders (spin-off).

    In March 1998, we affected promissory notes with a select group of 266 financial advisors and sales managers to facilitate the acquisition of our stock at the IPO. The current balance of these promissory notes is $8.4 million, which is reflected as unearned compensation in stockholders' equity. They were issued for amounts ranging from $11,500 to $57,500, bear interest at 5.59% and mature in March 2003. We have agreed to forgive these notes if certain conditions are met, including, but not limited to, the

                         WADDELL & REED FINANCIAL, INC.

                       DECEMBER 31, 2000, 1999, AND 1998

13. STOCK COMPENSATION PLANS (CONTINUED) achievement of Company-stipulated annual productivity requirements for years through 2002 and continued association with the Company's sales efforts through March 2003.

14. UNIFORM CAPITAL RULE REQUIREMENTS

    Waddell & Reed, Inc. ("W&R"), one of our subsidiaries, is a registered broker-dealer and a member of NASD Regulation, Inc. ("NASDR") and is therefore subject to a requirement of the NASD's Uniform Net Capital Rule, requiring the maintenance of certain minimal capital levels. At December 31, 2000, W&R had net capital, as defined by the Uniform Capital Rule, of $23,202,000, which is $18,388,000 in excess of the required net capital.

15. COMMITMENTS AND CONTINGENCIES

RENTAL EXPENSE AND LEASE COMMITMENTS

    We rent certain sales and other office space under long-term operating leases. Rent expense was $9,473,000, $7,074,000, and $4,937,000, for the years ended, December 31, 2000, 1999 and 1998, respectively. Future minimum rental commitments under noncancelable operating leases are for the years ended December 31 are as follows (in thousands):

2001........................................................  $ 7,481
2002........................................................    3,004
2003........................................................    2,140
2004........................................................    1,392
2005........................................................      677
Thereafter..................................................    1,998
                                                              -------
                                                              $16,692
                                                              =======

    New leases are expected to be executed as existing leases expire. Thus, future minimum lease commitments are not expected to be less than those in 2000.

CONTINGENCIES

    From time to time, we are a party to various claims arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, it is unlikely that any adverse determination in one or more pending claims would have a material adverse effect on our financial position or results of operations.

                         WADDELL & REED FINANCIAL, INC.

                       DECEMBER 31, 2000, 1999, AND 1998

18. SELECTED QUARTERLY INFORMATION (UNAUDITED)

QUARTER                                                   FIRST      SECOND     THIRD      FOURTH
-------                                                  --------   --------   --------   --------
                                                                      (IN THOUSANDS)
2000
  Revenues.............................................  $124,742   133,775    129,926    132,259
  Operating revenues...................................   120,580   131,796    128,057    129,656
  Net income...........................................    36,126    33,710     34,531     34,639
  Earnings per share:
    Basic..............................................  $   0.43      0.41       0.42       0.42
    Diluted............................................      0.41      0.39       0.40       0.40

1999
  Revenues.............................................  $ 80,473    85,705     90,269    100,210
  Operating revenues...................................    77,550    83,157     88,179     97,569
  Net income...........................................    21,983    22,789     24,680     12,315
  Earnings per share:
    Basic..............................................  $   0.24      0.25       0.28       0.14
    Diluted............................................      0.23      0.24       0.27       0.14

------------------------

Note: Quarterly per share amounts will not necessarily add up to annual amounts due to rounding.

                         WADDELL & REED FINANCIAL, INC.

                               INDEX TO EXHIBITS

       EXHIBIT
         NO.                                EXHIBIT DESCRIPTION
---------------------                       -------------------
 2.1                    Agreement and Plan of Merger, dated as of February 14, 2001, by and between Waddell & Reed Financial, Inc. and WDR
                         Sub, Inc.
 2.2                    Purchase Agreement, dated as of February 28, 2000, by and
                         among Waddell & Reed Financial, Inc., Freemark Investment
                         Management, Inc., Legend Financial Corporation, Advisory
                         Services Corporation, The Legend Group, Inc., Philip C.
                         Restino, Restino Family Trust, 01/02/94 Trust FBO John J.
                         Restino, 01/02/94 Trust FBO Robert R. Restino, Mark J.
                         Spinello, Glenn T. Ferris and David L. Phillips. Filed as
                         Exhibit 2.1 to the Company's Current Report on Form 8-K,
                         dated April 14, 2000 and incorporated herein by reference.
 3.1                    Amended and Restated Certificate of Incorporation of the
                         Company. Filed as Exhibit 3.1 to the Company's Form S-1
                         Registration Statement Number 333-43687 (the "Registration
                         Statement") and incorporated herein by reference.
 3.2                    Amended and Restated Bylaws of the Company.
 4.1                    Specimen of Class A Common Stock Certificate. Filed as
                         Exhibit 4.1 to the Company's Registration Statement and
                         incorporated herein by reference.
 4.2                    Specimen of Class B Common Stock Certificate. Filed as
                         Exhibit 4.1 to the Company's Form 8-A Registration
                         Statement, Accession Number 0000930661-98-002062, dated
                         October 1, 1998 and incorporated herein by reference.
 4.3                    Rights Agreement, dated as of April 28, 1999, by and between
                         Waddell & Reed Financial, Inc. and First Chicago Trust
                         Company of New York, which includes the Certificate of
                         Designation, Preferences and Rights of Series A Junior
                         Participating Preferred Stock of the Company, as filed on
                         May 13, 1999 with the Secretary of State of Delaware, as
                         Exhibit A and the form of Rights Certificate as Exhibit B.
                         Filed as Exhibit 4 to the Company's Quarterly Report on
                         Form 10-Q for the quarter ended June 30, 1999 and
                         incorporated herein by reference.
 4.4                    First Amendment to Rights Agreement, dated as of
                         February 14, 2001, by and between Waddell & Reed
                         Financial, Inc. and First Chicago Trust Company of New
                         York.
 4.5                    Indenture, dated as of January 18, 2001, by and between
                         Waddell & Reed Financial, Inc. and Chase Manhattan Trust
                         Company, National Association. Filed as Exhibit 4.1(a) to
                         the Company's Current Report on Form 8-K dated February 5,
                         2001 and incorporated herein by reference.
 4.6                    First Supplemental Indenture, dated as of January 18, 2001 by and between Waddell & Reed Financial, Inc. and Chase
                         Manhattan Trust Company, National Association, including
                         the form of the 7.50% notes due January 2006 as Exhibit A.
                         Filed as Exhibits 4.1(b) and 4.2 to the Company's Current
                         Report on Form 8-K dated February 5, 2001 and incorporated herein by reference.
 10.1                   Public Offering and Separation Agreement, dated as of
                         March 3, 1998, by and between the Company and Torchmark
                         Corporation. Filed as Exhibit 10.1 to the Company's
                         Quarterly Report on Form 10-Q for the quarter ended
                         March 31, 1998 and incorporated herein by reference.
 10.2                   Tax Disaffiliation Agreement, dated as of March 3, 1998, by and between Waddell & Reed Financial, Inc. and Torchmark
                         Corporation. Filed as Exhibit 10.2 to the Company's
                         Quarterly Report on Form 10-Q for the quarter ended
                         March 31, 1998 and incorporated herein by reference.
 10.3                   General Agent Contract, dated as of January 1, 1985, by and between United Investors Life Insurance Company and W & R
                         Insurance Agency, Inc. Filed as Exhibit 10.4 to the
                         Company's Registration Statement and incorporated herein by reference.

                         WADDELL & REED FINANCIAL, INC.

                               INDEX TO EXHIBITS

       EXHIBIT
         NO.                                EXHIBIT DESCRIPTION
---------------------                       -------------------
 10.4                   Second Amendment of General Agent Contract, dated as of
                         December 21, 1998, by and between United Investors Life
                         Insurance Company and W & R Insurance Agency, Inc. Filed as
                         Exhibit 10.6 to the Company's Annual Report on Form 10-K
                         for the year ended December 31, 1998 and incorporated
                         herein by reference.
 10.5                   General Agent Contract, dated as of October 20, 2000, by and among Nationwide Life Insurance Company, Nationwide Life
                         and Annuity Insurance Company and Waddell & Reed, Inc. and
                         its affiliated insurance companies.
 10.6                   Fund Participation Agreement, dated as of December 1, 2000, by and among Nationwide Life Insurance Company and/or
                         Nationwide Life and Annuity Insurance Company, Waddell &
                         Reed Services Company and Waddell & Reed, Inc.
 10.7                   Principal Underwriting Agreement, dated as of May 1, 1990, by and between United Investors Life Insurance Company and
                         Waddell & Reed, Inc. Filed as Exhibit 10.18 to the
                         Company's Registration Statement and incorporated herein by reference.
 10.8                   Second Amendment of Principal Underwriting Agreement, dated as of December 31, 1998, by and between United Investors
                         Life Insurance Company and Waddell & Reed, Inc. Filed as
                         Exhibit 10.15 to the Company's Annual Report on Form 10-K
                         for the year ended December 31, 1998 and incorporated
                         herein by reference.
 10.9                   Letter Agreement Amending Principal Underwriting Agreement,
                         dated as of July 8, 1999, by and between the United
                         Investors Life Insurance Company and Waddell & Reed, Inc.,
                         effective January 1, 2000.
 10.10                  The Waddell & Reed Financial, Inc. 1998 Stock Incentive
                         Plan, As Amended and Restated. Filed as Exhibit 10.3 to the
                         Company's Quarterly Report on Form 10-Q for the quarter
                         ended March 31, 2000 and incorporated herein by reference.
 10.11                  The Waddell & Reed Financial, Inc. 1998 Non-Employee
                         Director Stock Option Plan. Filed as Exhibit 10.9 to the
                         Company's Quarterly Report on Form 10-Q for the quarter
                         ended March 31, 1998 and incorporated herein by reference.
 10.12                  First Amendment to 1998 Non-Employee Director Stock Option
                         Plan. Filed as Exhibit 10.23 to the Company's Annual Report
                         on Form 10-K for the year ended December 31, 1999 and
                         incorporated herein by reference.
 10.13                  The Waddell & Reed Financial, Inc. 1998 Executive Deferred
                         Compensation Stock Option Plan, as Amended and Restated.
                         Filed as Exhibit 10.2 to the Company's Quarterly Report on
                         Form 10-Q for the quarter ended March 31, 2000 and
                         incorporated herein by reference.
 10.14                  Credit Agreement, dated as of October 13, 2000 by and among
                         Waddell & Reed Financial, Inc., Lenders and The Chase
                         Manhattan Bank.
 10.15                  Fixed Rate Promissory Note for Multiple Loans dated as of
                         August 15, 2000, by and between Waddell & Reed
                         Financial, Inc. and the Chase Manhattan Bank.
 10.16                  The Waddell & Reed Financial, Inc. Supplemental Executive
                         Retirement Plan. Filed as Exhibit 10.27 to the Company's
                         Annual Report on Form 10-K for the year ended December 31,
                         1998 and incorporated herein by reference.
 10.17                  The Waddell & Reed Financial, Inc. Management Incentive Plan
                         of 1999. Filed as Exhibit 10.29 to the Company's Annual
                         Report on Form 10-K for the year ended December 31, 1998
                         and incorporated herein by reference.
 10.18                  Form of Accounting Services Agreement by and between each of the Funds and Waddell & Reed Services Company.
 10.19                  Form of Investment Management Agreement by and between each of the Advisors Funds and Waddell & Reed Investment
                         Management Company.

                         WADDELL & REED FINANCIAL, INC.

                               INDEX TO EXHIBITS

       EXHIBIT
         NO.                                EXHIBIT DESCRIPTION
---------------------                       -------------------
 10.20                  Investment Management Agreement by and between the W&R Funds and Waddell & Reed Investment Management Company.
 10.21                  Investment Management Agreement by and between the Target
                         Funds and Waddell & Reed Investment Management Company.
 10.22                  Form of Shareholder Servicing Agreement by and between each of the Funds and Waddell & Reed Services Company.
 10.23                  Form of Underwriting Agreement by and between each of the
                         Advisors Funds and Waddell & Reed, Inc. Filed as
                         Exhibit 10.35 to the Company's Annual Report on Form 10-K
                         for the year ended December 31, 1998 and incorporated
                         herein by reference.
 10.24                  Form of Underwriting Agreement by and between each of the
                         W&R Funds and Waddell & Reed, Inc. Filed as Exhibit 10.36
                         to the Company's Annual Report on Form 10-K for the year
                         ended December 31, 1998 and incorporated herein by
                         reference.
 10.25                  Form of Distribution and Service Plan for Class A Shares by
                         and between each of the Advisors Funds and Waddell &
                         Reed, Inc.
 10.26                  Distribution and Service Plan for Class A Shares, adopted
                         May 17, 2000 by and between W&R Funds, Inc. and Waddell &
                         Reed, Inc.
 10.27                  Form of Distribution and Service Plan for Class B Shares by
                         and between each of the Advisors and W&R Funds and
                         Waddell & Reed, Inc.
 10.28                  Form of Distribution and Service Plan for Class C Shares by
                         and between each of the Advisors and W&R Funds and
                         Waddell & Reed, Inc.
 10.29                  Distribution and Service Plan for Class Y Shares, adopted
                         December 27, 1995 by and between W&R Funds, Inc. and
                         Waddell & Reed, Inc.
 10.30                  Service Plan, adopted August 21, 1998 by and between W&R
                         Target Funds, Inc. and Waddell & Reed, Inc.
 11                     Statement regarding computation of per share earnings.
 21                     Subsidiaries of the Company.
 23                     Consent of KPMG LLP.
 24                     Powers of Attorney.