Form 10-Q
period 2001-03-31
WADDELL & REED FINANCIAL INC
filed 2001-05-15
CIK 1052100

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No ___


     Shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:

     Class                                        Outstanding as of April 30, 2001*
     ------------------------------------         ---------------------------------
     Class A common stock, $.01 par value         79,692,036

     *The number of common shares reflects the combination of our two classes of common stock as a result of the conversion of our shares of Class B common stock into shares of Class A common stock on a one-for-one basis at the close of business on April 30, 2001. As of May 1, 2001, all Class A common stock trades on the New York Stock Exchange under the ticker symbol "WDR."

                         WADDELL & REED FINANCIAL, INC.

                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001

INDEX

                                                                                   Page No.
                                                                                   --------
Part I.   Financial Information

     Item 1.   Financial Statements.

               Consolidated Balance Sheets at
               March 31, 2001 and December 31, 2000                                   3

               Consolidated Statements of Income
               for the three months ended
               March 31, 2001 and March 31, 2000                                      4

               Consolidated Statements of Comprehensive
               Income for the three months ended
               March 31, 2001 and March 31, 2000                                      5

               Consolidated Statements of Stockholders' Equity
               for the three months ended March 31, 2001                              6

               Consolidated Statements of Cash Flows for
               the three months ended March 31, 2001
               and March 31, 2000                                                     7

               Notes to Unaudited Consolidated Financial Statements                   8

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.                                  11

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk.           18

Part II.  Other Information

     Item 1.   Legal Proceedings.                                                    18

     Item 2.   Changes in Securities and Use of Proceeds.                            18

     Item 5.   Other Information.                                                    19

     Item 6.   Exhibits and Reports on Form 8-K.                                     19

Signatures                                                                           21

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

====================================================================================================================================
                                                                                              March 31,              December 31,
                                                                                                  2001                   2000
                                                               ASSETS                         (unaudited)
------------------------------------------------------------------------------------------------------------------------------------

Assets:
     Cash and cash equivalents                                                                $  83,711              68,082
     Investment securities, available-for-sale                                                   55,381              57,639
     Receivables:
          Funds and separate accounts                                                            13,664              13,963
          Customers and other                                                                    21,955              21,477
     Deferred income taxes                                                                           48                  45
     Prepaid expenses and other current assets                                                    5,551               4,868
------------------------------------------------------------------------------------------------------------------------------------

Total current assets                                                                            180,310             166,074

     Property and equipment, net                                                                 30,873              55,453
     Deferred sales commissions, net                                                             11,122              10,108
     Goodwill (net of accumulated amortization of $33,647 and $31,995)                          178,685             180,173
     Deferred income taxes                                                                        2,948               1,026
     Other assets                                                                                11,285               9,352
------------------------------------------------------------------------------------------------------------------------------------

Total assets                                                                                  $ 415,223             422,186
====================================================================================================================================

                                                LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------

Liabilities:
     Current liabilities:
     Accounts payable                                                                         $  35,686              41,558
     Accrued sales force compensation                                                            13,096              18,741
     Accrued other compensation                                                                   7,172              11,774
     Short term notes payable                                                                    74,303                  --
     Income taxes payable                                                                        17,503                 126
     Accrued purchase price liability for acquired subsidiaries                                      --              13,110
     Other current liabilities                                                                    4,922               8,429
------------------------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                                       152,682              93,738

     Long-term debt                                                                             201,165             175,320
     Accrued pensions and post-retirement costs                                                  11,736              11,295
     Other                                                                                        1,938                 223
------------------------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                               367,521             280,576
------------------------------------------------------------------------------------------------------------------------------------

Stockholders' equity :
     Common stock (See table below)                                                                 997                 997
     Additional paid-in capital                                                                 250,745             251,990
     Retained earnings                                                                          229,808             206,589
     Deferred compensation                                                                      (10,447)            (10,950)
     Treasury stock (See table below)                                                          (420,177)           (305,008)
     Accumulated other comprehensive income                                                      (3,224)             (2,008)
------------------------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                                       47,702             141,610
------------------------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                                    $ 415,223             422,186
====================================================================================================================================

          Common stock ($.01 par value)
                                                           2001                2000
                                                           ----                ----
          Authorized ................................  250,000,000         250,000,000
          Issued ....................................   99,700,761          99,700,761
          Outstanding ...............................   79,677,407          83,410,519
          Treasury Stock ............................   20,023,354          16,290,242

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited in thousands, except for per share data)

====================================================================================================================================
                                                                                                 For the three months
                                                                                                    ended March 31,
                                                                                                2001                2000
------------------------------------------------------------------------------------------------------------------------------------
Revenues:
     Investment management fees                                                               $ 56,203            $ 63,805
     Underwriting and distribution fees                                                         48,867              45,481
     Shareholder service fees                                                                   14,372              11,294
     Investment and other income                                                                 1,708               4,162
------------------------------------------------------------------------------------------------------------------------------------

Total revenues                                                                                 121,150             124,742
------------------------------------------------------------------------------------------------------------------------------------

Expenses:
     Underwriting and distribution                                                              43,720              41,396
     Compensation and related costs                                                             14,810              14,001
     General and administrative                                                                  6,019               6,612
     Depreciation                                                                                1,240                 631
     Interest expense                                                                            4,398               2,499
     Amortization of goodwill                                                                    1,652                 929
------------------------------------------------------------------------------------------------------------------------------------

Total expenses                                                                                  71,839              66,068
------------------------------------------------------------------------------------------------------------------------------------

Income before provision for income taxes                                                        49,311              58,674

Provision for income taxes                                                                      18,715              22,548
------------------------------------------------------------------------------------------------------------------------------------

Net income                                                                                    $ 30,596            $ 36,126
====================================================================================================================================

Net income per share:
     -- Basic                                                                                 $   0.37            $   0.43
     -- Diluted                                                                               $   0.36            $   0.41
====================================================================================================================================

Weighted average shares outstanding:
     -- Basic                                                                                   82,219              84,713
     -- Diluted                                                                                 85,538              87,213
====================================================================================================================================

Dividends declared per common share                                                           $ 0.0884            $ 0.0884

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited in thousands)

====================================================================================================================================
                                                                                                  For the three months
                                                                                                    ended March 31,
                                                                                                2001                2000
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                    $ 30,596            $ 36,126
Other comprehensive income:
Net unrealized appreciation (depreciation) of
  investments during the period, net of income
  taxes of $(740) and $686                                                                      (1,207)              1,092
Reclassification adjustment for amounts included in
  net income, net of income taxes of $(5) and $(818)                                                (9)             (1,306)
------------------------------------------------------------------------------------------------------------------------------------

Comprehensive Income                                                                          $ 29,380            $ 35,912
====================================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity

For the Three Months Ended March 31, 2001
(Unaudited in thousands)

====================================================================================================================================
                                                                                                      Accumulated
                                    Common Stock     Additional                                          other           Total
                                   --------------      paid-in     Retained    Deferred    Treasury   comprehensive  stockholders'
                                   Shares  Amount      capital     earnings  Compensation    Stock       income          equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000       99,701  $997        251,990     206,589   (10,950)       (305,008)   (2,008)        141,610

Net income                             --    --             --      30,596        --              --        --          30,596
Recognition of deferred
  compensation                         --    --             --          --       503              --        --             503
Dividends paid                         --    --             --      (7,377)       --              --        --          (7,377)
Exercise of stock options              --    --         (3,007)         --        --           6,871        --           3,864
Tax benefit from exercise of
  options                              --    --          1,762          --        --              --        --           1,762
Treasury stock repurchases             --    --             --          --        --        (122,040)       --        (122,040)
Unrealized loss on investment
  securities                           --    --             --          --        --              --    (1,216)         (1,216)
------------------------------------------------------------------------------------------------------------------------------------

Balance at March 31, 2001          99,701  $997        250,745     229,808   (10,447)       (420,177)   (3,224)         47,702
====================================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited in thousands)

====================================================================================================================================
                                                                                                  For the three months
                                                                                                     ended March 31,
                                                                                                2001                2000
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                                               $  30,596           $  36,126
     Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                                                           2,911               1,577
          Gain on sale of investments                                                               (14)             (2,096)
          Recognition of deferred compensation                                                      503                 357
          Loss on sale and retirement of fixed assets                                                 3                  12
          Capital gains and dividends reinvested                                                    (24)                (43)
          Deferred income taxes                                                                  (1,178)              5,352
          Changes in assets and liabilities (net of acquisition):
               Receivables from funds and separate accounts                                         299              (3,999)
               Other receivables                                                                   (478)             (9,624)
               Other assets                                                                      (3,631)             (1,112)
               Accounts payable                                                                  (5,872)             17,453
               Deferred gain on sale/leaseback transaction                                       (1,753)                 --
               Other liabilities                                                                 10,435              19,762
------------------------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                                        31,797              63,765
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Additions to investment securities                                                          (1,048)             (6,833)
     Proceeds from sales of investment securities                                                   950              37,761
     Proceeds from maturity of investment securities                                                375                 502
     Proceeds from the sale of buildings                                                         28,233                  --
     Additions to property and equipment                                                         (3,133)             (5,604)
     Acquisition of subsidiaries, (net of cash acquired)                                             --             (60,005)
     Additional purchase price payments for subsidiaries                                        (13,110)                 --
     Other                                                                                           36                  --
------------------------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) investing activities                                              12,303             (34,179)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Net borrowings                                                                              97,082              95,000
     Cash dividends                                                                              (7,377)             (7,616)
     Purchase of treasury stock                                                                (122,040)            (90,997)
     Exercise of stock options                                                                    3,864               2,309
------------------------------------------------------------------------------------------------------------------------------------

Net cash used in financing activities                                                           (28,471)             (1,304)
------------------------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                                        15,629              28,282

Cash and cash equivalents at beginning of period                                                 68,082              60,977
------------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                                    $  83,711           $  89,259
====================================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

                         WADDELL & REED FINANCIAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

     WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

     Waddell & Reed Financial, Inc. and subsidiaries (hereinafter referred to as the "Company," "we," "us," or "our") derive revenues from investment management, administration, distribution and related services provided primarily to the Waddell & Reed Advisors Funds ("Advisors Funds"), W&R Funds ("W&R Funds"), W&R Target Funds ("Target Funds") and institutional and separate accounts.

     BASIS OF PRESENTATION

     In our opinion, the accompanying unaudited balance sheets and related interim statements of income, stockholders' equity, cash flows, and comprehensive income reflect all adjustments consisting only of normal recurring items necessary for their fair presentation in conformity with accounting principles generally accepted in the United States. Preparing financial statements requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and our audited financial statements and notes thereto included in our December 31, 2000 Form 10-K included in our Annual Report.

EARNINGS PER SHARE

     Basic earnings per share is computed based on the weighted average number of common shares outstanding for the periods ended March 31, 2001 and 2000, respectively. Diluted earnings per share for these periods are computed based on the weighted average number of common shares outstanding plus the effect of the dilutive impact of stock options.

     The components of basic and diluted earnings per share were as follows (in thousands except per share data):

                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                      2001           2000
                                                                    -------        -------
          Net income .......................................        $30,596        $36,126
                                                                    =======        =======

          Weighted average shares outstanding-basic ........         82,219         84,713
          Incremental shares from assumed conversions ......          3,319          2,500
                                                                    -------        -------
          Weighted average shares outstanding-diluted ......         85,538         87,213
                                                                    =======        =======
          Earnings per share:
             Basic .........................................        $  0.37           0.43
             Diluted .......................................        $  0.36           0.41

2.   STOCKHOLDERS' EQUITY

     For the three month period ended March 31, 2001, we repurchased 4.0 million Class B common shares for $30.50 per share at a total cost, including commissions, of $122.0 million.

     On March 6, 2001, we declared a dividend payable on May 1, 2001 in the amount of $.0884 per share to stockholders of record as of April 17, 2001. The total dividend paid was $7.0 million.

     On April 25, 2001, our stockholders voted to combine our two classes of common stock by converting shares of our Class B common stock into shares of Class A common stock on a one-for-one basis. As of the close of business on April 30, 2001, each share of our Class B common stock was reclassified into one share of our Class A common stock. As of May 1, 2001, all Class A common shares trade on the New York Stock Exchange under the ticker symbol "WDR." As a result, all per share and shares outstanding data in the consolidated financial statements and related notes have been restated to reflect the combination for all periods presented.

3.   DEBT

     In January 2001, we issued $200.0 million in principal amount 7.5% senior notes due 2006 for net proceeds of $197.6 million (net of discounts, commissions and expenses) to repay amounts borrowed under the money market loan program and for general corporate purposes. Our 2001 first quarter overall weighted average interest rate was 8.0% compared to 6.7% for the same period in the prior year. During the quarter, we had net borrowings of $97.1 million, an increase of $2.1 million from the same period in the prior year.

4.   ACQUISITION OF SUBSIDIARIES

     On March 31, 2000, we acquired The Legend Group, Inc. ("Legend") in a business combination accounted for as a purchase. Legend was a privately-held mutual fund distribution and retirement planning company based in Palm Beach Gardens, FL. Legend serves employees of school districts and other not-for-profit organizations nationwide and offers strategic asset allocation services using proprietary systems. The results of operations of Legend are included in the accompanying financial statements since the date of acquisition. The total cost of the acquisition, including expenses, was $65.4 million, which exceeded the fair value of the net assets of Legend by $63.6 million. The excess is being amortized on a straight-line basis over 25 years. The purchase agreement provides for additional purchase price payments contingent upon the achievement by Legend of specified earnings levels for 2000, 2001 and 2002. These payments could aggregate as much as $14.0 million. For the year 2000, the specified earnings level was met; accordingly, a $4.0 million payment was accrued and added to goodwill in 2000 and paid in the first quarter of 2001.

     A summary of the net assets acquired is as follows (in thousands):

Assets acquired
     Cash ..................................................        $ 1,113
     Accounts Receivable ...................................          7,156
     Goodwill (including additional purchase payments) .....         63,571
     Other assets ..........................................          1,949
                                                                    -------
     Total .................................................         73,789
Liabilities assumed ........................................          8,386
                                                                    -------
Total purchase price .......................................         65,403
                                                                    =======

     The table below presents supplemental pro forma information (in thousands) for the first quarter of 2000 as if the Legend acquisition were made on January 1, 2000 at the same purchase price, based on estimates and assumptions considered appropriate:

                                                            For the three months ended
                                                                 March 31, 2000
Revenues ...................................................        $136,425
Net Income .................................................        $ 36,310
Net Income per common share
     Basic .................................................        $   0.43
     Diluted ...............................................        $   0.42

     Austin, Calvert & Flavin, Inc. ("ACF"), acquired August 9, 1999, is also subject to additional purchase price payments contingent upon the achievement of specified earnings levels. In 2000, ACF met this criteria and the full amount of these payments of $9.1 million was accrued and added to goodwill at December 31, 2000 and paid in the first quarter of 2001. No further payments will be made related to this acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     CERTAIN STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING STATEMENTS REGARDING OUR EXPECTATIONS, HOPES, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACT INCLUDED IN THIS FORM 10-Q REGARDING OUR FINANCIAL POSITION, BUSINESS STRATEGY AND OTHER PLANS AND OBJECTIVES FOR FUTURE OPERATIONS ARE FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-Q ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF, AND WE ASSUME NO OBLIGATION TO UPDATE SUCH FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. ALTHOUGH WE BELIEVE THAT THE ASSUMPTIONS AND EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT OR THAT WE WILL TAKE ANY ACTIONS THAT MAY PRESENTLY BE PLANNED AND NEITHER US NOR ANY OTHER PERSON WILL BE RESPONSIBLE FOR THE ACCURACY OR COMPLETENESS OF ANY SUCH FORWARD-LOOKING STATEMENTS. CERTAIN IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM OUR EXPECTATIONS ARE DISCLOSED IN THE "RISK FACTORS" SECTION OF OUR FORM 10-K ANNUAL REPORT, WHICH INCLUDE, WITHOUT LIMITATION, THE ADVERSE EFFECT FROM A DECLINE IN SECURITIES MARKETS OR IF OUR PRODUCTS' PERFORMANCE DECLINES, FAILURE TO RENEW INVESTMENT MANAGEMENT AGREEMENTS, ADVERSE RESULTS OF LITIGATION, COMPETITION, CHANGES IN GOVERNMENT REGULATION, AVAILABILITY AND TERMS OF CAPITAL, ACQUISITION STRATEGY AND OTHER RISKS AS SET OUT IN THE REPORTS FILED BY US WITH THE SECURITIES AND EXCHANGE COMMISSION. SHOULD ONE OR MORE OF THESE RISKS MATERIALIZE OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE FORECASTED OR EXPECTED. ALL SUBSEQUENT WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO US, OR PERSONS ACTING ON OUR BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY SUCH FACTORS.

     THE INFORMATION CONTAINED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN THIS FORM 10-Q AND THE AUDITED FINANCIAL STATEMENTS AND NOTES THERETO IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000.

OVERVIEW

     We derive our revenues from providing investment management, distribution and administrative services primarily to the Advisors Funds, W&R Funds and Target Funds, as well as to institutional and separate accounts. Investment management fees, our most substantial source of revenues, are based on the amount of average assets under management and the management fee rates charged. Sales levels, financial market conditions, redemptions and the composition of assets affect these fees. Underwriting and distribution revenues consist of sales charges and commissions derived from the sale of investment and insurance products and distribution fees. The products sold have various sales charge structures and the revenues received from product sales vary based on the type and amount sold. Rule 12b-1 distribution and service fees earned for distributing shares of certain mutual fund share classes are based upon a percentage of assets and fluctuate based on financial market conditions, sales, and redemptions. Shareholder service fees include transfer agency fees, custodian fees for retirement plan accounts and mutual fund accounting fees.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2001 AS COMPARED WITH THREE MONTHS ENDED MARCH 31, 2000

     First quarter 2001 net income was $30.6 million, or $0.36 per share on a diluted basis, compared with net income of $36.1 million, or $0.41 per share, for the first quarter of 2000. Quarter over quarter, net income per share decreased 12%. The Legend acquisition, which occurred March 31, 2000, did not have a significant impact on our first quarter 2001 consolidated net income. During the first quarter of 2000, $2.1 million of net pre-tax gains were realized from investment security sales to facilitate the acquisition of Legend. Excluding these net gains, last year's first quarter net income would have been $34.9 million, or $0.40 per share on a diluted basis.

     Investment management fee revenues declined $7.6 million, or 12%, from 2000's first quarter. Adverse market conditions in late 2000 and the first quarter of 2001 caused total average assets under management to decline by 10% from the first quarter of 2000. Investment management fees from mutual funds decreased $6.6 million, or 12%, driven primarily by a 9% decline in average mutual fund assets. The management fee rate for mutual funds decreased to 66.9 basis points in 2001's first quarter from 68.1 basis points for 2000's period. The decline in equity markets led to equity mutual funds comprising a smaller percentage of total mutual fund assets under management when compared with the prior year. Equity funds typically have higher fee rate structures than fixed income funds.

     Investment management fee revenues from institutional and separate accounts declined by $1.0 million, or 15%. Average institutional and separate account assets under management declined by 14%. In the first quarter of 2000, we earned $0.6 million in performance fees related to one of our separately-managed accounts. Excluding the 2000 performance fee, the average management fee rate for institutional and separate accounts improved to 48.6 basis points from 44.2 basis points as new business with higher fee rates offset lost business with substantially lower rates.

     Total net sales, including institutional and separate account business, were $165.8 million for this year's first quarter compared with $261.6 million for the same period last year. Redemption rates on retail mutual funds increased slightly in the first quarter of 2001 to 8.7% compared with 7.7% for the first quarter of 2000. The quarter-to-date redemption rate through February 2001 was 7.4%. Net sales in March fell from January and February's pace as redemptions by shareholders rose to pay income taxes. These retail redemption rates exclude all exchanges, including commissionable variable annuity exchanges.

     Underwriting and distribution fee revenues are derived primarily from sales commissions from front-load products, and to a lesser extent from asset-based fees earned on deferred-load products. Underwriting and distribution revenues were $48.9 million, 7% higher than last year's first quarter. Legend, acquired on March 31, 2000, contributed $8.4 million to underwriting and distribution revenues for the first quarter of 2001. Excluding Legend's contribution, revenues were down $5.0 million, or 11%, driven primarily by the 7% decline in front-load investment product sales (see table below). The first quarter of 2000 was a record sales quarter, making for a difficult quarter-over-quarter comparison. The strength of last year's quarter, coupled with adverse market volatility this year, led to the decline in sales quarter over quarter.

     INVESTMENT PRODUCT SALES

     Investment product sales of proprietary products (excludes Legend sales, money market fund sales and sales at net asset value) are summarized as follows ($ in millions):

                                                             1Q01            1Q00           % change
                                                          ----------      ----------       ----------
          Front-load (Class A)                            $    394.0      $    456.3       (13.7)%
          W&R Target funds (variable products)*                173.0           155.4        11.3%
                                                          ----------      ----------
               Front load product total                        567.0           611.7        (7.3)%
                                                          ----------      ----------

          Back-load (Class B)                                   72.0           111.2       (35.3)%
          Level-load (Class C)                                  31.6            97.9       (67.7)%
                                                          ----------      ----------
               Deferred load product total                     103.6           209.1       (50.5)%
                                                          ----------      ----------

          Total retail product sales                           670.6           820.8       (18.3)%
          Institutional and separate accounts                  355.2           317.5        11.9%
                                                          ----------      ----------
          Total investment product sales                  $  1,025.8      $  1,138.3        (9.9)%
                                                          ==========      ==========

          * First quarter 2001 includes $34.5 million of commissionable variable annuity exchanges.

     Underwriting and distribution expenses were $43.7 million for this year's first quarter, an increase of 6% over the same period last year. Legend contributed $6.9 million to the increase in underwriting and distribution expense. Excluding Legend's contribution, these expenses were down $4.6 million, or 11%, in correlation with the decline in related revenues. Indirect distribution costs declined as advertising and marketing programs were significantly reduced, more overhead expenses were reimbursed from mutual funds, and sales-related legal costs declined. Distribution margin, excluding Legend's contribution, was 9.0% in both 2000 and 2001's first quarter. Including Legend's contribution, distribution margin was 10.5% for this year's first quarter.

     With the overall 18% decrease in retail investment product sales came a decrease in sales force productivity, as measured by retail investment sales per advisor. Sales force productivity decreased 26% to $239 thousand in the first quarter of 2001 from $323 thousand in the first quarter of 2000. The total number of financial advisors increased 12% to 2,835, up 313 from last year's first quarter.

     Shareholder service fee revenues from transfer agency, custodian and accounting services were $14.4 million for the first quarter of 2000, up 27% over the same period last year. Legend's custodial services fee revenue, which is based on a percentage of the applicable assets, contributed $1.4 million to service fee revenue during the first quarter of 2001. Non-Legend shareholder service fee revenue was $12.9 million, an increase of 15% over last year's first quarter. Over 80% of this revenue is comprised of transfer agency fees charged for shareholder accounts, while the remainder comes from retirement plan fees and mutual fund accounting service fees. The number of shareholder accounts increased 12% to 2.04 million at March 31, 2001, compared with 1.82 million at March 31, 2000.

     Investment and other income, which consists primarily of interest income from investment securities, included realized gains from the sales of securities of $2.1 million in the first quarter of 2000. Excluding this gain, investment and other income decreased $0.4 million due primarily to lower balances in commercial paper and fixed income securities.

     Compensation and related costs increased $0.8 million, or 6%, from last year's first quarter. Base salaries increased $1.8 million due largely to last year's increase in personnel and annual raises; however, this was somewhat offset by a reduction in amounts accrued for incentive-based compensation and bonuses.

     General and administrative expenses were $6.0 million, a 9% decrease over the first quarter of 2000. Legend contributed $0.8 million to general and administrative costs in the current year's first quarter. Excluding Legend's contribution, these costs were down $1.4 million or 22%. A greater portion of information systems support was dedicated to underwriting and distribution efforts during the year, the costs of which are included in underwriting and distribution expense. In addition, costs incurred in 2000 associated with restructuring and renaming our fund families and adding additional share classes were not incurred in 2001, resulting in a favorable comparison. Costs also were lower for professional services and consulting, and client service costs.

      Interest expense increased $1.9 million, or 76%, over last year's first quarter. Total average outstanding debt for the first quarter of 2001 was $221.7 million compared with $150.2 million for the first quarter of 2000. The increase was due to the issuance of long-term debt in the first quarter of 2001 of $200.0 million in principal amount 7.5% senior notes on January 18, 2001. Our 2001 first quarter overall weighted average interest rate was 8.0% compared to 6.7% for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and liquid marketable securities were $139.1 million at March 31, 2001, an increase of $13.4 million from December 31, 2000. Cash and cash equivalents included reserves of $16.9 million and $21.9 million for the benefit of customers in compliance with securities regulations at March 31, 2001 and December 31, 2000, respectively. Liquid assets, which consist of cash and cash equivalents, investments available-for-sale and current receivables increased to $174.7 million at March 31, 2001 from $161.2 million at December 31, 2000.

     Cash flow provided from operations was $31.8 million and $63.8 million for the first quarters of 2001 and 2000, respectively. A greater reduction in accounts payable and other liabilities when compared with the same period last year contributed to less cash flow provided by operations. In the first quarter of 2000, larger changes in accounts payable and other receivables were realized due to the timing of customer receipts and payments for mutual fund transactions. Cash flow provided from investing activities was $12.3 million compared with net cash used of $34.2 million for the same period in the prior year. Cash flow from investing activities in the first quarter of 2001 included net proceeds of $28.2 million related to the sale of our two home office buildings, which were subsequently leased back for a period of fifteen years. A gain on this transaction of $1.8 million will be amortized over the operating lease term. Proceeds from this sale were used to pay down short-term borrowings and for general corporate purposes. In the first quarter of 2000, we acquired Legend for $61.1 million, which was facilitated somewhat by the sale of investment securities of $37.8 million during the period. In the first quarter of 2001, additional purchase price payments of $13.1 million were made to previous owners of acquired companies for attaining specified earnings levels as stipulated in the purchase agreements. Cash flow used in financing activities during the first quarter of 2001 was $28.5 million, an increase of $27.2 million from the same period last year. The increase was principally attributable to larger repurchases of our common stock in the current year's quarter.

     We have a $220 million 364-Day revolving credit facility available to us at an interest rate of LIBOR plus 0.425%. This facility is expandable to $330 million with a syndicate of eight banks, whereby syndicates could, at their option upon our request, increase the loan by $110 million. We also utilize a money market loan program, which is similar to commercial paper. As of March 31, 2001, there was no outstanding balance on the credit facility and the outstanding balance related to the money market loan program was $74.0 million, excluding accrued interest. In January 2001, we also issued $200.0 million in principal amount 7.5% senior notes due 2006 for net proceeds of $197.6 million (net of discounts, commissions and expenses) to repay amounts borrowed under the money market loan program and for general corporate purposes. During the quarter, we had net borrowings of $97.1 million, an increase of $2.1 million from the same period in the prior year. The ratio of total debt to total capitalization was 0.85 and 0.55 at March 31, 2001 and December 31, 2000, respectively. The primary use of the borrowed funds in the current period was to repurchase stock under our stock repurchase program.

     We believe our available cash, marketable securities and expected cash flow from operations will be sufficient to fund dividends, obligations and operations as well as advance sales commissions and to meet any other reasonably foreseeable cash needs.

ADDITIONAL PRODUCT OFFERINGS THROUGH NATIONWIDE

     The steps taken last year to provide broader depth to our insurance product offerings are continuing to progress. Nationwide Financial Services, Inc. ("Nationwide") now underwrites substantially all of the variable annuity and variable universal life products sold by our sales force. Nationwide's reputation for quality products and superior service enhances the attractiveness of these products to our advisors and clients. Nationwide also has developed a survivorship life product, a qualified group retirement plan and term insurance for distribution by our financial advisors.

TERMINATION OF AGREEMENTS BY UNITED INVESTORS LIFE INSURANCE COMPANY

     On February 28, 2001, United Investors Life Insurance Company ("UILIC") terminated the Principal Underwriting Agreement by and between UILIC and the Company, effective April 30, 2001. This agreement provided for the sale of variable products underwritten by UILIC by our financial advisors. As a result, beginning May 1, 2001, Nationwide is the sole provider of variable products invested in our mutual funds for distribution by our financial advisors.

     In addition, on February 28, 2001, UILIC terminated the General Agent Contract between UILIC and the Company, effective December 31, 2001. This agreement provides for the sale of non-variable life insurance products underwritten by UILIC and distributed by our financial advisors. We are currently in the process of negotiating with several insurance carriers for the sale of their products by our financial advisors to complement the other non-UILIC life products currently available for distribution by our financial advisors. In addition, we recently have entered into an agreement with BISYS Insurance Services, Inc. to provide our financial advisors with access to an extensive array of traditional life and disability insurance products for sale to our clients. As a result, management does not anticipate any material adverse effects from the termination of the UILIC General Agent Contract.

OTHER INFORMATION

                             ASSETS UNDER MANAGEMENT
                              (amounts in millions)

ENDING

                                                  1Q 01               1Q 00             % change
                                                ----------         ----------          ----------
Mutual Fund
     Equity                                     $   23,229         $   31,186          (25.5)%
     Fixed Income                                    3,184              3,289           (3.2)%
     Money Market                                    1,191                873           36.4%
                                                ----------         ----------
Total                                           $   27,604         $   35,348          (21.9)%

Institutional and separate accounts                  4,645              6,132          (24.2)%
                                                ----------         ----------
Total                                           $   32,249         $   41,480          (22.3)%
                                                ==========         ==========

AVERAGE*

                                                  1Q 01               1Q 00             % change
                                                ----------         ----------          ----------
Mutual Funds
     Equity                                     $   26,125         $   29,270          (10.7)%
     Fixed Income                                    3,171              3,403           (6.8)%
     Money Market                                    1,072                825           29.9%
                                                ----------         ----------
Total                                           $   30,368         $   33,498           (9.3)%
Institutional and separate accounts                  4,934              5,722          (13.8)%
                                                ----------         ----------
Total                                           $   35,302         $   39,220          (10.0)%
                                                ==========         ==========

     * Average calculated using daily ending balances for mutual funds and monthly ending balances for institutional and private accounts.

                                                  1Q 01               1Q 00             % change
                                                ----------         ----------          ----------
Retail Redemption Rate [1]                             8.7%               7.7%

Sales per advisor (000s) [2]
----------------------------

     Total                                             239                323          (26.0)%

     2+ Years [3]                                      328                460          (28.7)%

     0 to 2 Years [4]                                   55                 95          (42.1)%
     Other                                             119                164          (27.4)%

Number of financial advisors [2]                     2,835              2,522           12.4%
Average number of financial advisors [2]             2,809              2,544           10.4%

Number of shareholder accounts                   2,035,449          1,820,771           11.8%

[1] Excludes all exchanges including commissionable variable annuity exchanges of $34.5 million in the first quarter of 2001.
[2]  Excludes Legend Retirement Advisors
[3]  Advisors licensed with the Company for two or more years.
[4]  Advisors licensed with the Company for less than two years.

FORWARD LOOKING INFORMATION

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Since December 31, 2000, there has been no material change in the information provided in Item 7A of the 2000 Form 10-K Annual Report.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

     UNITED INVESTORS LIFE INSURANCE COMPANY LITIGATION

     As previously disclosed, we are in litigation with UILIC, and other related parties over terms of a compensation agreement signed in July 1999 by UILIC and Waddell & Reed, Inc. The compensation is paid by UILIC to us on variable annuities underwritten by UILIC and distributed by us. The agreement provides for us to be paid annual compensation of 0.25% on all variable annuity policies' assets under management issued after January 1, 2000 ("post-1999 assets"), and annual compensation of 0.20% on variable annuity policies' assets under management issued before that date ("pre-2000 assets"). The validity and duration of that agreement has been challenged by UILIC in a complaint filed in May 2000, in the Circuit Court of Jefferson County, Alabama. We have subsequently named Torchmark Corporation as a third-party defendant in a tortious interference claim.

     On April 9, 2001, the Circuit Court of Jefferson County, Alabama, issued two orders. In the first order on the issue of the contract being valid, our motion for summary judgment was denied. This issue is currently set for trial in September 2001. In the second order on the issue of whether annual compensation of 0.20% on pre-2000 assets terminates with the Principal Underwriting Agreement, UILIC's motion for summary judgment was granted. The annual compensation of 0.25% on post-1999 assets was not addressed by these orders. These completely incongruous orders prevent us from collecting fees on pre-2000 assets after May 2001 unless our efforts for immediate legal relief are successful or we prevail at and after the September 2001 proceedings. While management believes that the Company will ultimately prevail on this issue, if it does not, the revenue impact at current market levels is estimated to be $2.4 million over the remaining three quarters of 2001. In the future, this impact should be mitigated by a pre-2000 asset balance that is expected to decline as clients migrate their variable policies to other products with superior features and service.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On April 25, 2001, our stockholders approved an Agreement and Plan of Merger by and between the Company and WDR Sub, Inc., one of the Company's wholly-owned subsidiaries, with the Company to remain as the surviving corporation. The merger effected a combination of our Class A and Class B common stock on a one-for-one basis. Prior to the merger, our Class A and Class B common stock had the same rights, powers and preferences, except that the Class A common stock was entitled to one vote per share and the Class B common stock was entitled to five votes per share. Effective as of the end of business on April 30, 2001, each share of our Class B common stock was converted into one share of Class A common stock and the number of Class A authorized shares increased from 150,000,000 to 250,000,000 to account for the elimination of the

100,000,000 authorized Class B shares. We terminated the Class B common stock registration under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and it is no longer listed or traded on the New York Stock Exchange (the "NYSE"). Our Class A common stock will continue to be registered under the Exchange Act and will continue to be listed and traded on the NYSE under the symbol "WDR."

ITEM 5.   OTHER INFORMATION.

                           Forward-Looking Statements

     We desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). The 1995 Act provides a "safe harbor" for forward-looking statements to encourage companies to provide information without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected. Although we do not anticipate that we will make forward-looking statements as a general policy, we will make forward-looking statements as required by law or regulation, and from time to time may make such statements with respect to management's estimation of our future operating results and business.

     We hereby incorporate into this report by reference to our Form 10-K for the year ended December 31, 2000, the cautionary statements found on pages 29-32 of such Form 10-K.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)       EXHIBITS:

          2.1 Agreement and Plan of Merger, dated as of February 14, 2001, by and between Waddell & Reed Financial, Inc. and WDR Sub, Inc. Filed as Exhibit 2.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

          3.1  Amended and Restated Certificate of Incorporation.

          3.2  Amended and Restated Bylaws of the Company.

          4.1 First Amendment to Rights Agreement, dated as of February 14, 2001, by and between Waddell & Reed Financial, Inc. and First Chicago Trust Company of New York. Filed as Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

          4.2 Indenture, dated as of January 18, 2001, by and between Waddell & Reed Financial, Inc. and Chase Manhattan Trust Company, National Association. Filed as Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

          4.3 First Supplemental Indenture, dated as of January 18, 2001 by and between Waddell & Reed Financial, Inc. and Chase Manhattan Trust Company, National Association, including the form of the 7.5% notes due January 2006 as Exhibit
               A. Filed as Exhibit 4.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

          10.1 Administrative Agreement, dated as of March 9, 2001 by and among W&R Insurance Agency, Inc., Waddell & Reed, Inc., and BISYS Insurance Services, Inc.

     (b)       REPORTS ON FORM 8-K:

               A Form 8-K dated February 5, 2001 was filed to announce that on January 18, 2001, we completed our sale of $200.0 million aggregate principal amount of our 7.50% senior notes due January 18, 2006 under an effective registration statement filed with the Securities and Exchange Commission. No financial statements were required to be filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of May, 2001.


                                        WADDELL & REED FINANCIAL, INC.


                                        By: /s/ John E. Sundeen, Jr.
                                        ----------------------------------------
                                        Senior Vice President,
                                        Chief Financial Officer and Treasurer
                                        (Principal Financial Officer)


                                        By: /s/ D. Tyler Towery
                                        ----------------------------------------
                                        Vice President and
                                        Controller
                                        (Principal Accounting Officer)