Form 10-Q
period 2001-06-30
WADDELL & REED FINANCIAL INC
filed 2001-07-27
CIK 1052100

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(MARK ONE)
   [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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
Yes    X      No
    --------     -------

      Shares outstanding of each of the registrant's classes of common stock as of the last practicable date:

   Class                                      Outstanding as of July 20, 2001*
   ------------------------------------       --------------------------------
   Class A Common stock, $.01 par value                   79,821,763

     * The number of common shares reflects the combination of our two classes of common stock as a result of the conversion of our shares of Class B common stock into shares of Class A common stock on a one-for-one basis at the close of business on April 30, 2001. As of May 1, 2001, all Class A common stock trades on the New York Stock Exchange under the ticker symbol "WDR."

                         WADDELL & REED FINANCIAL, INC.

                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001

INDEX

                                                                                                  PAGE NO.
                                                                                                  -------
Part I.       Financial Information

     Item 1.          Unaudited Financial Statements

                      Consolidated Balance Sheets at
                      June 30, 2001 and December 31, 2000                                             3

                      Consolidated Statements of Operations
                      for the three months and six months ended
                      June 30, 2001 and June 30, 2000                                                 4

                      Consolidated Statements of Comprehensive
                      Income for the three months and six months ended
                      June 30, 2001 and June 30, 2000                                                 5

                      Consolidated Statements of Changes in Stockholders'
                      Equity for the six months ended June 30, 2001                                   6

                      Consolidated Statements of Cash Flows for the six months
                      ended June 30, 2001 and June 30, 2000                                           7

                      Notes to Unaudited Consolidated Financial Statements                            8

     Item 2.          Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                            10

     Item 3.          Quantitative and Qualitative Disclosures About Market Risk                     20

Part II.      Other Information

     Item 2.          Changes in Securities and Use of Proceeds                                      20

     Item 4.          Submission of Matters to a Vote of Security Holders                            20

     Item 5.          Other Information                                                              21

     Item 6.          Exhibits and Reports on Form 8-K                                               21

Signatures                                                                                           22

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

======================================================================================================
                                                                             June 30,     December 31,
                                                                               2001          2000
                                                                           (unaudited)
                                     ASSETS
------------------------------------------------------------------------------------------------------
Assets:
     Cash and cash equivalents                                             $  64,444         68,082
     Investment securities, available-for-sale                                56,291         57,639
     Receivables:
          Funds and separate accounts                                         12,793         13,963
          Customers and other                                                 20,778         21,477
     Deferred income taxes                                                        39             45
     Prepaid expenses and other current assets                                 5,918          4,868
------------------------------------------------------------------------------------------------------

Total current assets                                                         160,263        166,074

     Property and equipment, net                                              32,312         55,453
     Deferred sales commissions, net                                          12,040         10,108
     Goodwill (net of accumulated amortization of $35,321 and $31,995)       177,008        180,173
     Deferred income taxes                                                     3,325          1,026
     Other assets                                                             12,081          9,352
------------------------------------------------------------------------------------------------------

Total assets                                                               $ 397,029        422,186
======================================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------

Liabilities:
     Current liabilities:
          Accounts payable                                                 $  26,733         41,558
          Accrued sales force compensation                                    13,541         18,741
          Accrued other compensation                                           8,619         11,774
          Short term notes payable                                            33,055              0
          Income taxes payable                                                16,970            126
          Accrued purchase price liability for acquired subsidiaries               0         13,110
          Other current liabilities                                            3,151          8,429
------------------------------------------------------------------------------------------------------

Total current liabilities                                                    102,069         93,738

     Long-term debt                                                          204,998        175,320
     Accrued pensions and post-retirement costs                               12,921         11,295
     Other liabilities                                                         1,361            223
------------------------------------------------------------------------------------------------------

Total liabilities                                                            321,349        280,576
------------------------------------------------------------------------------------------------------

Stockholders' equity :
     Common stock (See table below)                                              997            997
     Additional paid-in capital                                              251,031        251,990
     Retained earnings                                                       253,861        206,589
     Deferred compensation                                                   (10,034)       (10,950)
     Treasury stock (See table below)                                       (417,641)      (305,008)
     Accumulated other comprehensive income                                   (2,534)        (2,008)
------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                    75,680        141,610
------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                 $ 397,029        422,186
======================================================================================================

          Common stock ($0.01 par value)

                                                      2001           2000
                                                      ----           ----
          Authorized ............................ 250,000,000    250,000,000
          Issued ................................  99,700,761     99,700,761
          Outstanding ...........................  79,795,180     83,410,519
          Treasury Stock ........................  19,905,581     16,290,242

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Unaudited (in thousands, except for per share data)

===================================================================         =====================
                                              For the three months            For the six months
                                                 ended June 30,                 ended June 30,
                                             ----------------------         ---------------------
                                               2001         2000              2001         2000
-------------------------------------------------------------------         ---------------------
Revenues:
     Investment management fees              $ 54,779     $ 62,301          $110,982     $126,106
     Underwriting and distribution fees        58,346       55,891           107,213      101,372
     Shareholder service fees                  14,786       13,604            29,158       24,898
     Investment and other revenue               1,463        1,979             3,171        6,141
-------------------------------------------------------------------         ---------------------

Total revenues                                129,374      133,775           250,524      258,517
-------------------------------------------------------------------         ---------------------

Expenses:
     Underwriting and distribution             50,752       49,914            94,472       91,310
     Compensation and related costs            14,126       14,423            28,936       28,424
     General and administrative                 6,752        7,441            12,771       14,053
     Depreciation                               1,296          885             2,536        1,516
     Interest expense                           4,862        4,268             9,260        6,767
     Amortization of goodwill                   1,674        1,523             3,326        2,452
-------------------------------------------------------------------         ---------------------

Total expenses                                 79,462       78,454           151,301      144,522
-------------------------------------------------------------------         ---------------------

Income before provision for income taxes       49,912       55,321            99,223      113,995

Provision for income taxes                     18,814       21,611            37,529       44,159
-------------------------------------------------------------------         ---------------------

Net income                                   $ 31,098     $ 33,710          $ 61,694     $ 69,836
===================================================================         =====================

Net income per share:
     - Basic                                 $   0.39     $   0.41          $   0.76     $   0.84
     - Diluted                               $   0.38     $   0.39          $   0.73     $   0.81
===================================================================         =====================

Weighted average shares outstanding:
     - Basic                                   79,761       82,129            80,968       83,428
     - Diluted                                 82,801       86,218            84,171       86,718
===================================================================         =====================

Dividends declared per common share          $ 0.0884     $ 0.0884          $ 0.1768     $ 0.1768

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Unaudited (in thousands)

===================================================================================================================================
                                                                                 For the three months         For the six months
                                                                                     ended June 30,              ended June 30,
                                                                                ----------------------      -----------------------
                                                                                  2001          2000          2001          2000
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                      $ 31,098      $ 33,710      $ 61,694      $ 69,836
Other comprehensive income:
     Net unrealized appreciation (depreciation) of investments during
       the period, net of income taxes of  $432, $417, $(308), and $1,104            702           683          (505)        1,775
     Reclassification adjustment for amounts included in net income, net of
       income taxes of $(7), $(5), $(12), and $(822)                                 (12)           (8)          (21)       (1,314)
-------------------------------------------------------------------------------------------------------     -----------------------

Comprehensive Income                                                            $ 31,788      $ 34,385      $ 61,168      $ 70,297
===================================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders' Equity

For the Six Months Ended June 30, 2001
Unaudited (in thousands)

==================================================================================================================================
                                                                                                            Accumulated    Total
                                                             Additional                                        other       stock-
                                           Common stock       paid-in    Retained    Deferred    Treasury  Comprehensive  holders'
                                         Shares    Amount     capital    earnings  Compensation    Stock       Income      equity
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000             99,701   $    997    251,990     206,589     (10,950)   (305,008)     (2,008)    141,610

Net income                                    -          -          -      61,694           -           -           -      61,694
Recognition of deferred compensation          -          -        212           -         916           -           -       1,128
Dividends paid                                -          -          -     (14,422)          -           -           -     (14,422)
Exercise of stock options, net                -          -     (3,673)          -           -       9,415           -       5,742
Tax benefit from exercise of options          -          -      2,502           -           -           -           -       2,502
Treasury stock repurchases                    -          -          -           -           -    (122,048)          -    (122,048)
Unrealized loss on investment
  securities                                  -          -          -           -           -           -        (526)       (526)
----------------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2001                 99,701   $    997    251,031     253,861     (10,034)   (417,641)     (2,534)     75,680
==================================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Unaudited (in thousands)

========================================================================================================
                                                                       For the six months ended June 30,
                                                                       ---------------------------------
                                                                              2001           2000
--------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                            $  61,694      $  69,836
     Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                                        5,908          4,005
          Gain on sale of investments                                            (31)        (2,096)
          Recognition of deferred compensation                                 1,128            719
          (Gain)/Loss on sale of fixed assets                                    325            (17)
          Capital gains and dividends reinvested                                 (53)           (77)
          Deferred income taxes                                               (1,972)         5,773
          Changes in assets and liabilities (net of acquisition):
               Receivables from funds and separate accounts                    1,170         (5,122)
               Other receivables                                                 699         (2,826)
               Other assets                                                   (5,712)        (3,737)
               Accounts payable                                              (14,825)         3,098
               Other liabilities                                              13,762          8,994
--------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                     62,093         78,550
--------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Additions to investment securities                                       (1,060)        (7,756)
     Proceeds from sale of investment securities                                 952         37,761
     Proceeds from maturity of investment securities                             618          2,185
     Proceeds from sale of real estate                                        28,233              0
     Additions of property and equipment                                      (6,670)       (15,464)
     Acquisition of subsidiaries (net of cash acquired)                            0        (60,185)
     Additional purchase price payments for subsidiaries                     (13,269)             0
     Other                                                                        28              0
--------------------------------------------------------------------------------------------------------

Net cash provided by/(used) in investing activities                            8,832        (43,459)
--------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Net borrowings                                                           56,165         90,000
     Cash dividends                                                          (14,422)       (14,880)
     Purchase of treasury stock                                             (122,048)       (96,177)
     Exercise of stock options                                                 5,742          5,655
--------------------------------------------------------------------------------------------------------

Net cash used in financing activities                                        (74,563)       (15,402)
--------------------------------------------------------------------------------------------------------

Net increase/(decrease) in cash and cash equivalents                          (3,638)        19,689

Cash and cash equivalents at beginning of period                              68,082         60,977
--------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                 $  64,444      $  80,666
========================================================================================================

See accompanying notes to unaudited consolidated financial statements.

                         WADDELL & REED FINANCIAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

     WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

     Waddell & Reed Financial, Inc. and subsidiaries (hereinafter referred to as the "Company", "we", "us", or "our") derive our revenues primarily from investment management, distribution, administration, and related services provided to the Waddell & Reed Advisors Funds ("Advisors Funds"), W&R Funds, W&R Target Funds ("Target Funds") and institutional accounts in the United States.

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

EARNINGS PER SHARE

     Basic earnings per share is computed based on the weighted average number of common shares outstanding for the periods ended June 30, 2001 and 2000, respectively. Diluted earnings per share for these periods are computed based on the weighted average number of common shares outstanding plus the effect of the dilutive impact of stock options.

     The components of basic and diluted earnings per share were as follows (in thousands except per share data):

                                                                         Three months ended           Six months ended
                                                                              June 30,                    June 30,
                                                                          2001          2000          2001         2000
                                                                         -------      -------        -------      -------
Net income.......................................................        $31,098      $33,710        $61,694      $69,836
                                                                         =======      =======        =======      =======
Weighted average shares outstanding-basic........................         79,761       82,129         80,968       83,428
Incremental shares from assumed conversions......................          3,040        4,089          3,203        3,290
                                                                         -------      -------        -------      -------
Weighted average shares outstanding-diluted......................         82,801       86,218         84,171       86,718
                                                                         =======      =======        =======      =======
Earnings per share:
   Basic.........................................................        $  0.39      $  0.41        $  0.76      $  0.84
   Diluted.......................................................        $  0.38      $  0.39        $  0.73      $  0.81

2.   STOCKHOLDERS' EQUITY

     For the six month period ended June 30, 2001, we repurchased 4.0 million shares of common stock for $30.50 per share at a total cost, including commissions, of $122.0 million.

     On April 25, 2001, we declared a dividend payable on August 1, 2001 in the amount of $.0884 per share to shareholders of record as of July 11, 2001. The total dividend to be paid on August 1, 2001 is $7,053,894.

         On April 25, 2001, our stockholders approved an Agreement and Plan of Merger by and between the Company and WDR Sub, Inc., one of the Company's wholly-owned subsidiaries, with the Company to remain as the surviving corporation. The merger effected a combination of our Class A and Class B common stock on a one-for-one basis. Effective as of the end of business on April 30, 2001, each share of our Class B common stock was converted into one share of Class A common stock and the number of Class A authorized shares increased from 150,000,000 to 250,000,000 to account for the elimination of the 100,000,000 authorized Class B shares. We terminated the Class B common stock registration under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and it is no longer listed or traded on the New York Stock Exchange (the "NYSE"). Our Class A common stock will continue to be registered under the Exchange Act and will continue to be listed and traded on the NYSE under the symbol "WDR." The financial statements reflect the combination of Class A and Class B common stock retroactively.

3.   DEBT

     In January 2001, we issued $200.0 million in principal amount 7.5% senior notes due 2006 for net proceeds of $197.6 million (net of discounts, commissions and expenses) to repay amounts borrowed under the money market loan program and for general corporate purposes. Our 2001 second quarter overall weighted average interest rate was 7.6% compared to 7.4% for the same period in the prior year. During the quarter, we had net repayments of $40.9 million, an increase of $5.0 million from the same period in the prior year. For the six month period ended June 30, 2001, the overall weighted average interest rate was 7.8% compared to 7.3% for the first six months of 2000. During the first half of 2001, we had net borrowings of $56.2 million compared to $90.0 million from the same period in 2000.

4.   RECENT ACCOUNTING DEVELOPMENTS

     In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 141 "BUSINESS COMBINATIONS" ("SFAS 141") and Statement of Financial Accounting Standards No. 142 "GOODWILL AND OTHER INTANGIBLE ASSETS" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually.

     SFAS 141 is effective immediately, except with regard to business combinations initiated prior to July 1, 2001 and SFAS 142 is effective January 1, 2002. Furthermore, any goodwill and intangible assets determined to have indefinite useful lives that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until the adoption of SFAS 142.

     SFAS 141 will require upon adoption of SFAS 142 that goodwill acquired in a prior purchase business combination be evaluated and any necessary reclassifications be made in order to conform to the new criteria in SFAS 141 for recognition apart from goodwill. Any impairment loss will be measured as of the date of the adoption and recognized as a cumulative effect of a change in accounting principles in the first interim period. We do not expect that the adoption of these statements will result in any impairment of goodwill or intangible assets at this time.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2001 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

         Second quarter 2001 net income was $31.1 million or $0.38 per share on a diluted basis, compared with net income of $33.7 million or $0.39 per share for the prior year's second quarter. Net income per share decreased 2.6% quarter over quarter. Operating revenues, excluding investment and other income, for the second quarter of 2001, were $127.9 million, down 2.9% over last year's second quarter.

         Management fee revenues were $54.8 million for the second quarter of 2001, a decrease of $7.5 million or 12% from 2000's second quarter. Mutual fund management fees decreased by $7.1 million or 13% quarter over quarter, in line with the 13% decrease in average mutual fund assets as market conditions worsened. The management fee rate for mutual funds declined to 66.9 basis points in 2001's second quarter from 67.4 basis points for 2000's period. The decline in equity markets caused equity mutual funds, which typically have a higher management fee rates, to comprise a slightly smaller percentage of total mutual fund assets under management when compared with the prior year. The retail redemption rate (excluding money market funds) rose to 8.1% for the second quarter of 2001 from 6.3% for the same period last year. Almost half of the increase in the redemption rate was attributable to lower asset balances (the denominator in the ratio) as equity markets declined.

         Management fee revenues from institutional and separate accounts declined by $0.4 million, or 6.4%. Average institutional and separate account assets under management declined by 16%. The average management fee rate for institutional and separate accounts improved to 49.3 basis points from 44.3 basis points as new business with higher fee rates offset lost business with substantially lower rates.

         Underwriting and distribution fee revenues were $58.3 million for the second quarter of 2001, a 4.4% increase from the previous year's second quarter. Lower sales volume from The Legend Group ("Legend"), acquired in March 2000, reduced underwriting and distribution fee revenues by $2.9 million during the second quarter of 2001. Excluding Legend's impact these revenues increased by $5.3 million, or 12%, driven primarily by the 28% increase in front-load investment product sales.

         Revenues from front-load investment products, consisting primarily of Class A shares and variable annuities, increased $4.6 million or 14% while sales of these products increased 28%. Revenues increased at a much lower rate than that of the related sales due to significantly lower commission rates received on variable annuity exchanges. Overall commission rates on variable annuity sales declined from 7.7% to 5.4%. Also, additional asset-based compensation on variable annuities was $0.8 million lower than last year due to the previously announced court order preventing us from collecting fees on pre-2000 assets underwritten by United Investors Life Insurance Company ("UILIC").

         The increase in variable annuity exchanges resulted primarily from our clients exchanging their UILIC policies into Nationwide Financial Services, Inc. ("Nationwide") policies offering more attractive features and service following UILIC's termination of its principal underwriting agreement with us. While these exchanges are beneficial to our clients individually, at the corporate level, they are unproductive in that they divert the efforts of our advisors away from selling new products and thus they do not increase our assets under management. Since these exchanges are much less profitable over the long-term, advisor compensation is structured to discourage the activity. Despite this disincentive, the volume is a direct result of having more competitive Nationwide variable products available to our advisors for their use in providing the best service possible to our clients.

         Revenues from deferred-load Class B and Class C shares declined $0.2 million or 4.5% primarily due to an 8.2% decline in related assets under management, somewhat offset by higher contingent deferred sales charges. The remaining increase of $0.9 million came from greater sales growth of insurance products and financial plans.

Investment Product Sales ($ in millions; excludes money market fund sales, Legend sales and sales at net asset value)


                                                        2Q01         2Q00       % CHANGE
                                                      -------      -------      --------
Front-load (Class A)                                 $  338.1     $  432.9        -21.9
W&R Target funds (variable products)                    137.8        165.2        -16.6
Variable annuity exchanges                              290.9          0.0         N/A
                                                     --------     --------
   Front-load product total                             766.8        598.1         28.2
                                                     --------     --------
Back-load (Class B)                                      63.7        102.0        -37.5
Level-load (Class C)                                     31.7         63.8        -50.3
                                                     --------     --------
   Deferred-load product total                           95.4        165.8        -42.5
                                                     --------     --------
Total retail product sales                              862.2        763.9         12.9
Institutional and separate accounts                     366.9        265.6         38.1
                                                     --------     --------
Total investment product sales                       $1,229.1     $1,029.5         19.4
                                                     ========     ========

         Underwriting and distribution expenses, consisting of direct costs and indirect costs, increased $0.8 million or 1.7% in the second quarter of 2001. Legend contributed $6.7 million to this quarter's underwriting and distribution expenses, compared to $8.7 million in last year's second quarter, a decline of $2.0 million, in correlation to sales volume. The increase, after excluding Legend's contribution, was 6.9%. This provided for a distribution margin of 11.9% compared with 7.8% last year's second quarter. Including Legend, the distribution margin was 13.0% compared with 10.7% for last year's second quarter. Expenses rose less than their corresponding revenues primarily as a result of the change in sales mix towards variable annuity exchanges, which have a reduced compensation structure.

         Sales force productivity, as measured by retail investment product sales per advisor, decreased less than 1% from $300 thousand in the second quarter of 2000 to $298 thousand in the second quarter of 2001. Second quarter sales productivity for financial advisors with two years or more of tenure increased by 6.6% from $425 thousand in the second quarter of 2000 to $453 thousand in the second quarter of 2001. The number of financial advisors was 2,950, up 396 or 16% from last year's second quarter.

         Shareholder service fees from transfer agency, custodian, and accounting services were $14.8 million for the second quarter of 2001, up 8.7% from last year's second quarter. Legend's custodial service fee revenues, which are based on a percentage of their custodial assets, contributed $1.5 million in the second quarter of 2001, compared to $1.7 million in the second quarter of 2000, a decline of $0.2 million. Excluding Legend's impact, service fee revenues were $13.2 million, or 12% higher than last year's second quarter. The increase was due primarily to the 191 thousand, or 10% increase in the average number of customer accounts. The number of shareholder accounts was 2.07 million at June 30, 2001, compared with 1.88 million at June 30, 2000.

         Compensation and related costs decreased $0.3 million or 2.1% from last year's second quarter. Base salaries increased $1.3 million due largely to last year's personnel increases; however, this was more than offset by lower incentive based compensation and bonuses. General and administrative expenses decreased $0.7 million or 9.2% in the second quarter of 2001 when compared with last year's second quarter. Higher costs for home office lease expense were more than offset by cost containment in other discretionary overhead items such as mutual fund shareholder expenses, shareholder communications and personnel recruiting.

         Interest and other income declined from $2.0 million for last year's second quarter to $1.5 million for the same period this year primarily due to lower average amounts invested in commercial paper and lower short term rates. The average amount invested in commercial paper for second quarter of 2001 was $38.0 million at an average rate of 4.3% compared to $59.1 million at 6.7% last year. Interest expense increased from $4.3 million for last year's second quarter to $4.9 million for the same period this year as the average outstanding balance and average rate increased. The average balance outstanding, including both short and long term debt, was $257.0 million and $217.1 million for the second quarters ended 2001 and 2000, respectively. The average rates for these periods were 7.6% and 7.4%, respectively. While short term rates have declined, in January 2001 we issued $200.0 million par of senior notes at 7.5%, issued at a discount to yield 7.7%. The purpose of this issuance was to repay amounts borrowed under short term arrangements and for general corporate purposes.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2001 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

         For the six months ended June 30, 2001, net income was $61.7 million or $0.73 per share on a diluted basis, compared with net income of $69.8 million or $0.81 per share for the same period in 2000. Net income per share on a diluted basis decreased 9.9% year over year. Operating revenues, excluding investment and other income, for the six months ended June 30, 2001 were $247.4 million, down 2.0% over the same period last year.

         Management fee revenues were $111.0 million for the six months ended June 30, 2001, a decrease of $15.1 million or 12% over the same period last year. These decreases in management fee revenues came from both mutual fund and institutional business. Mutual fund management fees decreased $13.7 million or 12% year over year, while average mutual fund assets under management decreased by 11%. The average mutual fund management fee rate fell to 66.9 basis points for the first six months of 2001, from 67.7 basis points for the same period last year. The decline in equity markets caused equity mutual funds, which typically have a higher management fee rates, to comprise a slightly smaller percentage of total mutual fund assets under management when compared with the prior year. The retail redemption rates (excluding money market funds) for the first six months of 2001 was 8.4%, compared with 7.0% for the same period in 2000.

         Management fee revenues from institutional and separately managed accounts decreased by 11%, to $12.0 million at June 30, 2001 from $13.5 million for the same period last year. Included in 2000 were performance fees of $0.8 million related to one of our separately managed accounts. Excluding these performance fees, the average management fee rate for institutional and separately managed accounts improved to 48.5 basis points from 44.1 basis points as new business with higher fee rates offset loss business with substantially lower rates.

         Underwriting and distribution fee revenues were $107.2 million for the first six months of 2001, a 6% increase from the same period last year. Legend contributed $16.8 million to the current year's underwriting and distribution fee revenues, compared to $11.2 million for the same period in 2000. Excluding Legend's contribution, underwriting and distribution fee revenues were basically unchanged with last year. Revenues from front-load investment products were also flat compared to last year, while related sales were up 10%. Revenues did not increase in correlation to sales due to lower commission rates received on these sales, namely variable annuities. Overall commission rates on variable annuity sales declined from 7.7% to 5.9%. Additionally, asset-based compensation on variable annuities was $0.7 million lower than last year due to the previously announced court order preventing us from collecting fees on pre-2000 assets underwritten by UILIC.

Investment Product Sales ($ in millions; excludes money market fund sales, Legend sales and sales at net asset value)



                                                       YTD         YTD
                                                       2001        2000      % CHANGE
                                                     -------     -------     --------
Front-load (Class A)                                $  732.1    $  889.1        -17.7
W&R Target funds (variable products)                   276.3       320.6        -13.8
Variable annuity exchanges                             325.4         0.0         N/A
                                                    --------    --------
   Front-load product total                          1,333.8     1,209.7         10.3
                                                    --------    --------
Back-load (Class B)                                    135.7       213.2        -36.4
Level-load (Class C)                                    63.3       161.7        -60.9
                                                    --------    --------
   Deferred-load product total                         199.0       374.9        -46.9
                                                    --------    --------
Total retail product sales                           1,532.8     1,584.6         -3.3
Institutional and separate accounts                    722.1       583.2         23.8
                                                    --------    --------
Total investment product sales                      $2,254.9    $2,167.8          4.0
                                                    ========    ========

         Underwriting and distribution expenses, consisting of direct costs and indirect costs, increased $3.2 million or 3.5% in the first six months of 2001. Legend's operations contributed $4.9 million to the underwriting and distribution expenses increase. Excluding Legend's contribution, underwriting and distribution expenses decreased $1.7 million or 2.1%. The change in expenses did not correlate to the change in revenues primarily as a result of the change in sales mix towards variable annuity exchanges, which have a reduced compensation structure.

         Sales force productivity, as measured by retail investment product sales per advisor, decreased 14% from $622 thousand in the six months ended June 30, 2000 to $537 thousand for the same period in 2001. For the six month period ended June 30, sales productivity for financial advisors with two years or more of tenure decreased by 12% from $881 thousand for the six months ended June 30, 2000 to $773 thousand for the six months ended June 30, 2001.

         Shareholder service fees from transfer agency, custodian, and accounting services were $29.2 million for the six months ended June 30, 2001, up 17% from the same period last year. Legend contributed $3.0 million to shareholder service fee revenues in the first six months of 2001, compared to $1.7 million for last year's same period. Legend was acquired on March 31st of 2000 and therefore only impacted last year's second quarter. Excluding Legend's contribution, the increase was 13%. The increase was due primarily to the 190 thousand increase in the average number of customer accounts, representing a 10% increase over the previous year.

         Compensation and related costs increased $0.5 million in the first six months of 2001, a 2% increase over the same period last year. Compensation expense of Legend, which did not effect last year's first quarter, increased by $0.7 million. Excluding Legend, compensation expense declined $0.2 million or 0.8%. Salaries increased $2.4 million or 15% due to a 10% increase in average number of personnel coupled with normal salary increase. However, this was offset by lower incentive based compensation and bonuses.

         General and administrative expenses for this year's six months were $1.3 million or 9.1% lower when compared with the same period last year. Legend's operations contributed an increase of $0.7 million to overhead expenses. Reduction in non-Legend general and administrative expenses include a greater portion of information systems support being dedicated to underwriting and distribution efforts during 2001, the costs of which are reflected in underwriting and distribution expense. Also, costs incurred in the first half of last year associated with the restructuring and renaming of our fund families and adding additional share classes were not incurred in 2001. Finally, cost containment measures in other discretionary overhead items such as mutual fund shareholder expenses, shareholder communications and personnel recruiting contributed to the decline in these expenses.

         Interest and other income declined $6.1 million for this year's six months to $3.2 million for the same period this year primarily due a $2.1 million realized gain from sale of securities during the first quarter of 2000 to partially finance the acquisition of Legend. A secondary reason is attributable to lower average amounts invested in commercial paper and lower short term rates. The average amount invested in commercial paper for the first six months of 2001 was $44.5 million at an average rate of 5.4% compared to $58.7 million at 6.2% last year. Interest expense increased from $6.8 million for last year's six months to $9.3 million for the same period this year as average outstanding debt and interestrates increased. The average balance outstanding, including both short and long term debt, was $239.7 million and $183.8 million for the six months ended 2001 and 2000, respectively. Average interest rates for these periods were 7.8% and 7.3%, respectively. While short term rates have declined, in January 2001 we issued $200.0 million par of senior notes at 7.5%, issued at a discount to yield 7.7%. The purpose of this issuance was to repay amounts borrowed under short term arrangements and for general corporate purposes.


LIQUIDITY AND CAPITAL RESOURCES

         Cash, cash equivalents and liquid marketable securities were $120.7 million at June 30, 2001, a decrease of $5.0 million from December 31, 2000. Cash and cash equivalents included reserves of $11.4 million and $21.9 million for the benefit of customers in compliance with securities regulations at June 30, 2001 and December 31, 2000, respectively. Liquid assets, which consist of cash and cash equivalents, available-for-sale investments and current receivables decreased to $154.3 million at June 30, 2001 from $161.2 million at December 31, 2000.

         Cash flow provided from operations was $62.0 million and $78.6 million for the first half of 2001 and 2000, respectively. The primary reasons that cash flow from operations were lower than the same period last year were a $14.8 million reduction in accounts payable instead of a $3.1 million increase and lower net income. Larger changes in accounts payable were realized due to the timing of payments. Cash flow provided from investing activities was $8.8 million compared with net cash used of $43.5 million for the same period in the prior year. Cash flow from investing activities in the first six months of 2001 included net proceeds of $28.2 million related to the sale of our two home office buildings, which were subsequently leased back for a period of fifteen years. A gain on this transaction of $1.3 million will be amortized over the operating lease term. Proceeds from this sale were used to pay down short-term borrowings, fund stock repurchases, and for general corporate purposes. In the first half of 2000, we acquired Legend for $61.1 million, which was partially funded by the sale of $37.8 million of investment securities. In the first half of 2001, additional contingent payments of $13.3 million were made to previous owners of acquired companies for attaining specified earnings before interest, taxes, depreciation, and amortization ("EBITDA") levels as stipulated in the purchase agreements. Cash flow used in financing activities during the first half of 2001 was $74.6 million, an increase of $59.2 million from the same period last year. The increase was principally attributable to larger repurchases of our common stock in the current year.

         We have a $220 million 364-Day revolving credit facility available to us at an interest rate of LIBOR plus 0.425%. This facility is expandable to $330 million with a syndicate of eight banks, whereby syndicates could, at their option upon our request, increase the loan by $110 million. We also utilize a money market loan program, which is similar to commercial paper. As of June 30, 2001, there was no outstanding balance on the credit facility and the outstanding balance related to the money market loan program was $33.1 million, excluding accrued interest. In January 2001, we also issued $200.0 million in principal amount 7.5% senior notes due 2006 for net proceeds of $197.6 million (net of discounts, commissions and expenses) to repay amounts borrowed under the money market loan program and for general corporate purposes. During the first six months of 2001, we had net borrowings of $56.2 million, a decrease of $33.8 million from the same period in the prior year. The ratio of total debt to total capitalization was 75.9% and 55.3% at June 30, 2001 and December 31, 2000, respectively. The primary use of the borrowed funds in the current six-month period was to repurchase $122.0 million of stock under our stock repurchase program.

         We believe our available cash, marketable securities, and expected cash flow from operations will be sufficient to fund dividends, obligations, operations, as well as advance sales commissions, and to meet any other reasonably foreseeable cash needs. The company also maintains investment-grade credit ratings for both short-term and long-term debt.

GROSS PRODUCTION PER ADVISOR

         An additional method of measuring productivity is being introduced to more fully reflect the activities of the advisors and to more closely relate to the industry's standard methods of using gross commissions per representative to measure productivity. In particular, this measure will reflect activities, such as sales of our new SPA product that do not collect new assets, but are expected to generate significant recurring revenues based on assets under management. For the quarter, gross production per advisor was $17.2 thousand, which was down 4.5% from the second quarter of 2000 of $18.0 thousand and up 21.1% from the first quarter of 2001 at $14.2 thousand. For purposes of this productivity measure, gross production consists of front-end sales loads, and distribution fee revenues as it would be received from an underwriter, from both proprietary and other mutual funds. In addition, it includes fees from our new SPA product, fees received for financial planning, and commissions earned on insurance products. However, this measure excludes underwriting fees, 12b-1 service fees, variable annuity distribution fees and all revenues related to Class Y shares, third-party sales, and the activities of Legend - all of which do not relate to the distribution activities of our proprietary Waddell & Reed advisors sales force.

NEW SALES INITIATIVES

         Beginning in the fourth quarter of 2001, we expect to market the Waddell & Reed InvestEd Plan, a college savings program known as a 529 plan. The Waddell & Reed InvestEd Plan will utilize Waddell & Reed Advisor Funds exclusively. Our advisors have responded very favorably to this product and we expect that they will support it enthusiastically on launch.

         Our Strategic Portfolio Allocation ("SPA") product is now available for all of our tax advantaged accounts and has been expanded for use by our entire sales force. This dynamic asset allocation service, created by our subsidiary The Legend Group, was well received in initial testing. We now expect volume to accelerate given broader availability.

         These initiatives diversify the sources of our sales and provide our growing proprietary sales force with comprehensive product resources to support their financial planning efforts on behalf of clients.

OTHER INFORMATION

                             ASSETS UNDER MANAGEMENT
                              (amounts in millions)


ENDING                                         2Q01        2Q00       % CHANGE         1Q01       % CHANGE
                                             -------     -------      --------       -------      --------
Mutual Fund
   Equity                                    $24,363     $29,685         -17.9       $23,229          4.9
   Fixed Income                                3,199       3,202          -0.1         3,184          0.5
   Money Market                                1,106         854          29.5         1,191         -7.1
                                             -------     -------                     -------
Total                                         28,668      33,741         -15.0        27,604          3.9
   Institutional and private accounts          5,186       6,010         -13.7         4,645         11.6
                                             -------     -------                     -------
Total                                        $33,854     $39,751         -14.8       $32,249          5.0
                                             =======     =======                     =======


AVERAGE*
Mutual Fund
   Equity                                    $24,674     $29,067         -15.1       $26,125         -5.6
   Fixed Income                                3,203       3,206          -0.1         3,171          1.0
   Money Market                                1,124         885          27.0         1,072          4.9
                                               -----         ---                       -----
Total                                         29,001      33,158         -12.5        30,368         -4.5
   Institutional and private accounts          4,997       5,947         -16.0         4,934          1.3
                                               -----       -----                       -----
Total                                        $33,998     $39,105         -13.1       $35,302         -3.7
                                             =======     =======                     =======

* Average calculated using daily ending balances for mutual funds and monthly ending balances for institutional and private accounts.

                                   OTHER ITEMS

                                                  2Q01          2Q00      % CHANGE       YTD 2001      YTD 2000    % CHANGE
                                                  ----          ----      --------       --------      --------    --------
REDEMPTION RATES - LONG TERM
          Retail                                   8.1%          6.3%                       8.4%          7.0%
          Total                                    8.4%          6.4%                       8.6%          7.3%

SALES PER ADVISOR (000S)
          Total                                    298           300       -0.7             537           622      -13.7
          2+ Years *                               453           425        6.6             773           881      -12.3
          0 to 2 Years **                           64            95      -32.6             109           183      -40.4
          Other                                     35           167      -79.0             132           212      -37.7

Gross Production per advisor (000s)               17.2          18.0       -4.5            31.5          35.2      -10.5

Number of advisors ***                           2,950         2,554       15.5

Number of shareholder accounts               2,066,845     1,880,644        9.9

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

         Our future revenues will fluctuate due to many factors, such as the total value and composition of assets under our management and related cash inflows or outflows in the Advisors, W&R and W&R Target mutual funds (the "Funds") and other investment portfolios; fluctuations in national and worldwide financial markets resulting in appreciation or depreciation of assets under our management; the relative investment performance of the Funds and other investment portfolios as compared to competing offerings; the expense ratios of the Funds; investor sentiment and investor confidence; the ability to maintain our investment management and administrative fees at appropriate levels; competitive conditions in the mutual fund, asset management, and broader financial services sectors; our introduction of new mutual funds and investment portfolios; our ability to contract with the Funds for payment for investment advisory-related administrative services provided to the Funds and their shareholders; the continuation of trends in the retirement plan marketplace favoring defined contribution plans and participant-directed investments; potential misuse of client funds and information in the possession of our financial advisors; and the development of additional distribution channels may not be successful. Our revenues are substantially dependent on fees earned under contracts with the Funds and could be adversely affected if the independent directors of one or more of the Funds determined to terminate or significantly alter the terms of the investment management or related administrative services agreements.

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

PART II.  OTHER INFORMATION

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS.

         As previously reported, on April 25, 2001, our stockholders approved an Agreement and Plan of Merger by and between the Company and WDR Sub, Inc., one of the Company's wholly-owned subsidiaries, with the Company to remain as the surviving corporation. The merger effected a combination of our Class A and Class B common stock on a one-for-one basis. Effective as of the end of business on April 30, 2001, each share of our Class B common stock was converted into one share of Class A common stock and the number of Class A authorized shares increased from 150,000,000 to 250,000,000 to account for the elimination of the 100,000,000 authorized Class B shares. We terminated the Class B common stock registration under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and it is no longer listed or traded on the New York Stock Exchange (the "NYSE"). Our Class A common stock will continue to be registered under the Exchange Act and will continue to be listed and traded on the NYSE under the symbol "WDR."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)  Annual Meeting of Stockholders held on April 25, 2001.

         (b)  Directors re-elected to additional three year terms at the Annual
              Meeting:

              Henry J. Herrmann, James M. Raines and William L. Rogers

              Other Directors whose terms of office continued after the Annual
              Meeting:

              Robert L. Hechler, Ronald C. Reimer, Keith A. Tucker and Jerry W. Walton.

          (c)(1)    ELECTION OF DIRECTORS
                    ---------------------

                                               FOR                     WITHHELD
                                           -----------                 ---------
                  Henry J. Herrmann        216,504,479                   733,389
                  James M. Raines          216,752,641                   485,227
                  William L. Rogers        215,205,517                 2,032,351

              (2) APPROVAL OF AGREEMENT AND PLAN OF MERGER - The agreement was submitted to stockholders for approval of a merger between the Company and WDR Sub, Inc. a wholly owned subsidiary, with the Company to remain as the surviving corporation as described above.

                  Class A and B common stock voting together as a single class:

                       FOR           AGAINST         ABSTAIN    BROKER NON-VOTE
                   -----------      ---------        -------    ---------------
                   176,365,241      1,720,503        110,275       39,041,849

                  Class B common stock voting as a separate class:

                       FOR           AGAINST         ABSTAIN    BROKER NON-VOTE
                   -----------      ---------        -------    ---------------
                   141,250,635      1,638,480         89,505       35,528,945

              (3) RATIFY APPOINTMENT OF KPMG LLP AS INDEPENDENT AUDITORS
                  ------------------------------------------------------
                  FOR 2001
                  --------

                       FOR                    AGAINST                ABSTAIN
                   -----------               ---------               -------
                   215,934,263               1,195,995               107,610

                  No broker non-votes on this proposal.

ITEM 5.       OTHER INFORMATION

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

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

     (a)          Exhibits:

                  None.

     (b)          Reports on Form 8-K:

                  None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of July, 2001.


                                    WADDELL & REED FINANCIAL, INC.



                                     By:  /s/ John E. Sundeen, Jr.
                                          ------------------------
                                          Senior Vice President,
                                          Chief Financial Officer and Treasurer
                                          (Principal Financial Officer)




                                     By:  /s/ D. Tyler Towery
                                          ------------------------
                                          Vice President and
                                          Controller
                                          (Principal Accounting Officer)