Form 10-Q
period 2001-09-30
WADDELL & REED FINANCIAL INC
filed 2001-11-14
CIK 1052100

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(MARK ONE)
 /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

 / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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
Yes  X   No
    ---     ---
     Shares outstanding of each of the registrant's classes of common stock as of the last practicable date:

     CLASS                                  OUTSTANDING AS OF NOVEMBER 6, 2001*
     -------------------------------------  -----------------------------------
     Class A Common stock, $.01 par value                80,027,264

     *The number of common shares reflects the combination of our two classes of common stock as a result of the conversion of our shares of Class B common stock into shares of Class A common stock on a one-for-one basis at the close of business on April 30, 2001. As of May 1, 2001, all Class A common stock trades on the New York Stock Exchange under the ticker symbol "WDR."

                         WADDELL & REED FINANCIAL, INC.

                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001

INDEX

                                                                                                PAGE NO.

Part I.       Financial Information

     Item 1.          Unaudited Financial Statements

                      Consolidated Balance Sheets at September 30, 2001
                      and December 31, 2000                                                          3

                      Consolidated Statements of Operations for the three
                      months and nine months ended September 30, 2001
                      and September 30, 2000                                                         4

                      Consolidated Statements of Comprehensive Income
                      for the three months and nine months ended
                      September 30, 2001 and September 30, 2000                                      5

                      Consolidated Statements of Changes in Stockholders'
                      Equity for the nine months ended September 30, 2001                            6

                      Consolidated Statements of Cash Flows for the nine months
                      ended September 30, 2001 and September 30, 2000                                7

                      Notes to Unaudited Consolidated Financial Statements                           8

     Item 2.          Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                           11

     Item 3.          Quantitative and Qualitative Disclosures About Market Risk                    22

Part II.      Other Information

     Item 1.          Legal Proceedings                                                             22

     Item 5.          Other Information                                                             23

     Item 6.          Exhibits and Reports on Form 8-K                                              23

Signatures                                                                                          24

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
Unaudited (in thousands)

===========================================================================================================================
                                                                                          September 30,      December 31,
                                                                                               2001              2000
                                                         Assets                            (unaudited)
---------------------------------------------------------------------------------------------------------------------------

Assets:
    Cash and cash equivalents                                                             $     111,470           68,082
    Investment securities, available-for-sale                                                    62,875           57,639
    Receivables:
      Funds and separate accounts                                                                13,037           13,963
      Customers and other                                                                        22,029           21,477
    Deferred income taxes                                                                            42               45
    Prepaid expenses and other current assets                                                     6,047            4,868
---------------------------------------------------------------------------------------------------------------------------

Total current assets                                                                            215,500          166,074

    Property and equipment, net                                                                  33,638           55,453
    Deferred sales commissions, net                                                              12,608           10,108
    Goodwill (net of accumulated amortization of $36,982 and $31,995)                           175,346          180,173
    Deferred income taxes                                                                         7,621            1,026
    Other assets                                                                                 11,246            9,352
---------------------------------------------------------------------------------------------------------------------------
Total assets                                                                              $     455,959          422,186
===========================================================================================================================

                                           Liabilities and Stockholders' Equity
---------------------------------------------------------------------------------------------------------------------------

Liabilities:
    Current liabilities:
      Accounts payable                                                                    $      31,428           41,558
      Accrued sales force compensation                                                           12,201           18,741
      Accrued other compensation                                                                  9,497           11,774
      Short term notes payable                                                                   70,071                0
      Income taxes payable                                                                       21,210              126
      Accrued purchase price liability for acquired subsidiaries                                      0           13,110
      Other current liabilities                                                                   7,300            8,429
---------------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                                       151,707           93,738

    Long-term debt                                                                              198,250          175,320
    Accrued pensions and post-retirement costs                                                   13,557           11,295
    Other liabilities                                                                             1,308              223
---------------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                               364,822          280,576
---------------------------------------------------------------------------------------------------------------------------

Stockholders' equity :
    Common stock (See table below)                                                                  997              997
    Additional paid-in capital                                                                  252,337          251,990
    Retained earnings                                                                           267,236          206,589
    Deferred compensation                                                                        (1,343)         (10,950)
    Treasury stock (See table below)                                                           (424,248)        (305,008)
    Accumulated other comprehensive income                                                       (3,842)          (2,008)
---------------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                                       91,137          141,610
---------------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                                $     455,959          422,186
===========================================================================================================================

               Common stock ($0.01 par value)
                                           2001                   2000
                                       -----------            -----------
               Authorized              250,000,000            250,000,000
               Issued                   99,700,761             99,700,761
               Outstanding              80,027,264             83,716,625
               Treasury Stock           19,673,497             15,984,136

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Unaudited (in thousands, except for per share data)

=============================================================================================       ===========================
                                                                      For the three months               For the nine months
                                                                       ended September 30,               ended September 30,
                                                                     ------------------------       ---------------------------
                                                                        2001         2000                 2001         2000
---------------------------------------------------------------------------------------------       ---------------------------

Revenues:
    Investment management fees                                     $     51,857 $     64,619         $    162,839 $    190,725
    Underwriting and distribution fees                                   48,212       49,500              155,425      150,872
    Shareholder service fees                                             14,855       13,938               44,013       38,836
    Investment and other income                                             893        1,869                4,064        8,010
---------------------------------------------------------------------------------------------       ---------------------------

Total revenues                                                          115,817      129,926              366,341      388,443
---------------------------------------------------------------------------------------------       ---------------------------

Expenses:
    Underwriting and distribution                                        52,542       45,436              147,014      136,746
    Compensation and related costs                                       14,371       14,126               43,307       42,550
    General and administrative                                            8,201        7,118               20,972       21,171
    Depreciation                                                          1,441          917                3,977        2,433
    Interest expense                                                      4,549        4,058               13,809       10,825
    Amortization of goodwill                                              1,662        1,525                4,988        3,977
---------------------------------------------------------------------------------------------       ---------------------------

Total expenses                                                           82,766       73,180              234,067      217,702
---------------------------------------------------------------------------------------------       ---------------------------

Income before provision for income taxes                                 33,051       56,746              132,274      170,741

Provision for income taxes                                               12,623       22,215               50,152       66,374
---------------------------------------------------------------------------------------------       ---------------------------

Net income                                                         $     20,428 $     34,531         $     82,122 $    104,367
=============================================================================================       ===========================

Net income per share:
    - Basic                                                        $       0.25 $       0.42         $       1.02 $       1.25
    - Diluted                                                      $       0.25 $       0.40         $       0.98 $       1.20
=============================================================================================       ===========================

Weighted average shares outstanding:
    - Basic                                                              80,357       83,152               80,765       83,339
    - Diluted                                                            83,005       87,179               83,780       86,874
=============================================================================================       ===========================

Dividends declared per common share                                $     0.0884 $     0.0884         $     0.2652 $     0.2652

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Unaudited (in thousands)

============================================================================================================================
                                                                              For the three months     For the nine months
                                                                               ended September 30,     ended September 30,
                                                                           -------------------------------------------------
                                                                               2001         2000         2001         2000
----------------------------------------------------------------------------------------------------------------------------

Net Income                                                                   $ 20,428     $ 34,531     $ 82,122   $104,367
Other Comprehensive Income:
    Net unrealized appreciation (depreciation) of investments during
       the period, net of income taxes $(827), $(17), $(1,135) and $1,087      (1,349)         (30)      (1,854)     1,745
    Reclassification adjustment for amounts included in net income, net
       of income taxes of $25, $(4), $12 and $(826)                                41           (6)          20     (1,320)
--------------------------------------------------------------------------------------------------- -------------------------

Comprehensive Income                                                         $ 19,120     $ 34,495     $ 80,288   $104,792
============================================================================================================================

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders' Equity

For the Nine Months Ended September 30, 2001
Unaudited (in thousands)

====================================================================================================================================

                                                                                                       Accumulated
                                                        Additional                                    other          Total
                                       Common Stock     paid-in     Retained     Deferred    Treasury  comprehensive  stockholders'
                                      ---------------
                                       Shares  Amount   capital     earnings   compensation    stock      income         equity
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000          99,701 $    997     251,990    206,589      (10,950)  (305,008)       (2,008)      141,610

Net income                                 -        -           -     82,122            -          -             -        82,122
Recognition of deferred compensation       -        -         318          -        9,607          -             -         9,925
Dividends paid                             -        -           -    (21,475)           -          -             -       (21,475)
Exercise of stock options, net             -        -     (13,458)         -            -     21,774             -         8,316
Tax benefit from exercise of options       -        -      13,487          -            -          -             -        13,487
Treasury stock repurchases                 -        -           -          -            -   (141,014)            -      (141,014)
Unrealized loss on investment
    securities                             -        -           -          -            -          -        (1,834)       (1,834)
-----------------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 2001         99,701 $    997     252,337    267,236       (1,343)  (424,248)       (3,842)       91,137

====================================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Unaudited (in thousands)

====================================================================================================

                                                            For the nine months ended September 30,
                                                           -----------------------------------------
                                                                 2001                2000
----------------------------------------------------------------------------------------------------

Cash flows from operating activities:
    Net income                                             $       82,122       $       104,367
    Adjustments to reconcile net income to net
       cash provided by operating activities:
        Depreciation and amortization                               9,100                 6,460
        Gain on sale of investments                                   (31)               (2,096)
        Recognition of deferred compensation                        9,925                 1,069
        (Gain)/Loss on sale of fixed assets                           341                    (1)
        Capital gains and dividends reinvested                        (78)                 (106)
        Deferred income taxes                                      (5,469)                5,272
        Changes in assets and liabilities (net of
            acquisition):
          Receivables from funds and separate accounts                926                (5,035)
          Other receivables                                          (552)               (1,406)
          Other assets                                             (5,574)               (6,219)
          Accounts payable                                        (10,130)               (3,260)
          Other liabilities                                        26,435                21,802
----------------------------------------------------------------------------------------------------

Net cash provided by operating activities                         107,015               120,847
----------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Additions to investment securities                            (10,183)              (18,032)
    Proceeds from sale of investment securities                       952                37,773
    Proceeds from maturity of investment securities                   945                 2,299
    Proceeds from sale of real estate                              28,233                     0
    Additions of property and equipment                            (9,448)              (22,168)
    Acquisition of subsidiaries (net of cash acquired)                  0               (60,290)
    Additional purchase price payments for subsidiaries           (13,269)                    0
    Other                                                              66                     0
----------------------------------------------------------------------------------------------------

Net cash provided used in investing activities                     (2,704)              (60,418)
----------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Net borrowings                                                 93,250                75,000
    Cash dividends                                                (21,475)              (22,145)
    Purchase of treasury stock                                   (141,014)              (96,177)
    Exercise of stock options                                      12,612                 7,074
    Other stock transactions                                       (4,296)              (26,055)
----------------------------------------------------------------------------------------------------

Net cash used in financing activities                             (60,923)              (62,303)
----------------------------------------------------------------------------------------------------

Net increase/(decrease) in cash and cash equivalents               43,388                (1,874)

Cash and cash equivalents at beginning of period                   68,082                60,977
----------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                 $      111,470       $        59,103
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

                         WADDELL & REED FINANCIAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

     Waddell & Reed Financial, Inc. and subsidiaries (hereinafter referred to as the "Company," "we," "us," or "our") derive revenues primarily from investment management, distribution, administrative and related services provided to the Waddell & Reed Advisors Group of Mutual Funds ("Advisors Funds"), W&R Funds, Inc. ("W&R Funds"), W&R Target Funds, Inc. ("Target Funds") and institutional and separate accounts in the United States.

BASIS OF PRESENTATION

     We have prepared the accompanying unaudited consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to enable a reasonable understanding of the information presented. The information in this Form 10-Q should be read in conjunction with
Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited financial statements and notes thereto included in our December 31, 2000 Annual Report on Form 10-K.

     In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only a normal and recurring nature) necessary to present fairly our financial position at September 30, 2001 and December 31, 2000, the results of operations for the three and nine months ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000, in conformity with accounting principles generally accepted in the United States.

USE OF ESTIMATES

     Accounting principles generally accepted in the United States require us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses when preparing our consolidated financial statements. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year.

2.   STOCKHOLDERS' EQUITY

EARNINGS PER SHARE

     Basic earnings per share is computed based on the weighted average number of common shares outstanding for the periods ended September 30, 2001 and 2000, respectively. Diluted earnings per share for these periods are computed based on the weighted average number of common shares outstanding plus the effect of the dilutive impact of stock options.

     The components of basic and diluted earnings per share were as follows (in thousands except per share data):

                                                                      Three months ended          Nine months ended
                                                                         September 30,              September 30,
                                                                        2001          2000         2001          2000
                                                                        ----          ----         ----          ----
Net income.......................................................      $20,428       $34,531      $82,122      $104,367
                                                                       =======       =======      =======      ========
Weighted average shares outstanding-basic........................       80,357        83,152       80,765        83,339
Incremental shares from assumed conversions of stock options.....        2,648         4,027        3,015         3,535
                                                                       -------       -------      -------      --------
Weighted average shares outstanding-diluted......................       83,005        87,179       83,780        86,874
                                                                       =======       =======      =======      ========
Earnings per share:
   Basic.........................................................      $  0.25       $  0.42      $  1.02      $   1.25
   Diluted.......................................................      $  0.25       $  0.40      $  0.98      $   1.20

     In the third quarter of 2001, we repurchased 754 thousand common shares for a total cost, including commissions, of $19.0 million. The average price per share of these repurchases was $25.12. Total common shares outstanding as of September 30, 2001 were 80.0 million. For the nine month period ended September 30, 2001, we repurchased 4.8 million shares of common stock at an average price per share of $29.65 for a total cost, including commissions, of $141.0 million.

     On July 11, 2001, our Board of Directors approved a dividend payable on November 1, 2001 in the amount of $.0884 per share to shareholders of record as of October 11, 2001. The total dividend to be paid on November 1, 2001 is $7.1 million.

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

3.   DEBT

     In January 2001, we issued $200.0 million in principal amount 7.5% senior notes due 2006 for proceeds of $197.6 million (net of discounts, commissions and expenses) to repay amounts borrowed under our money market loan program and for general corporate purposes. During the third quarter of 2001, we had net borrowings of $37.1 million compared with net repayments of $15.0 million for the same quarter last year. For the first nine months of 2001, we had net borrowings of $93.3 million compared to $75.0 million for the same period in 2000. The increase in net borrowings was used to finance share repurchases. Our 2001 third quarter overall weighted average interest rate was 7.4% compared to 7.5% for the same period in the prior year. For the nine month period ended September 30, 2001, the overall weighted\ average interest rate was 7.7% compared to 7.4% for the first nine months of 2000.

4.   RECENT ACCOUNTING DEVELOPMENTS

     In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 is effective for all business combinations initiated after June 30, 2001 and requires that the purchase method of accounting be used. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Any impairment loss will be measured as of the date of the adoption and recognized as a cumulative effect of a change in accounting principle in the first interim period. SFAS 142 is effective for fiscal years beginning after December 15, 2001. We are currently evaluating the impact that adoption of these statements will have on our financial statements. We do not expect that the adoption of these statements will result in any impairment of goodwill or intangible assets at this time.

5.  CONTINGENCIES

UNITED INVESTORS LIFE INSURANCE COMPANY LITIGATION

     We are in litigation with United Investors Life Insurance Company ("UILIC"), and other related parties over terms of a compensation agreement signed in July 1999 (the "Letter Agreement") by UILIC and Waddell & Reed, Inc. The compensation is paid by UILIC to us on variable annuities underwritten by UILIC and distributed by us. The agreement provides for us to be paid annual compensation of 0.25% on all variable annuity policies' assets under management on variable policies issued after January 1, 2000 ("post-1999 assets"), and annual compensation of 0.20% on variable annuity policies' assets under management on variable policies issued before that date ("pre-2000 assets"). The validity and duration of that agreement has been challenged by UILIC in a complaint filed in May 2000, in the Circuit Court of Jefferson County, Alabama (CV 00-2720). In addition, UILIC has asserted various contractual and tort damage claims against Waddell & Reed, including breach of fiduciary duty and tortious interference, regarding the replacement of UILIC variable policies with Nationwide variable policies. Waddell & Reed has counterclaimed against UILIC for damages related to fraud and breach of contract. We have also named Torchmark Corporation as a third-party defendant in a tortious interference claim and Ronald K. Richey, a former director, as a third-party defendant in a claim regarding breach of fiduciary duty.

     On April 9, 2001, the Circuit Court of Jefferson County, Alabama, issued two orders. In the first order on the issue of the Letter Agreement being a valid and binding contract, our motion for summary judgment was denied and that issue, along with all other claims and counterclaims asserted in the Alabama action, will be decided at trial beginning in February 2002. Pursuant to the Letter Agreement, Waddell & Reed, Inc. has collected approximately $8.4 million in revenues between January 1, 2000 and April 30, 2001 related to the 0.20% compensation on pre-2000 assets. In the second order on the issue of whether annual compensation of 0.20% on pre-2000 assets terminates with the Principal Underwriting Agreement, UILIC's motion for summary judgment was granted. The annual compensation of 0.25% on post-1999 assets was not addressed by these orders.

These completely incongruous orders prevent us from collecting fees on pre-2000 assets after May 2001 unless we prevail on the validity of the Letter Agreement at trial and we are successful in reversing the April 9th Court Order on appeal.

NASD ARBITRATION

     On August 7, 2001, a NASD Dispute Resolution Arbitration Panel entered an award of $27.6 million against Waddell & Reed, Inc. The award was made upon the completion of an arbitration proceeding conducted in New York arising from a complaint by Stephen Sawtelle, a former Waddell & Reed, Inc. financial advisor. In the arbitration, the former advisor claimed that after his termination on February 10, 1997, Waddell & Reed, Inc. engaged in conduct that tortiously interfered with his prospective business relations and violated provisions of the Connecticut Unfair Trade Practices Act ("CUTPA"). In the award, the Panel found Waddell & Reed, Inc. liable and directed payment of approximately $1.8 million in compensatory damages, plus attorney's fees of $747,000. It also held that Waddell & Reed, Inc. had violated CUTPA and ordered the payment of punitive damages in the amount of $25 million. On August 8, 2001, the former advisor filed a petition with the Supreme Court of the State of New York, County of New York, seeking to confirm the award. Waddell & Reed, Inc. is in the process of seeking to have the award vacated or modified. All pleadings and motions regarding the confirmation, modification or vacating of the award are due from both parties by mid-December. It is anticipated that a decision regarding the award will be made by the New York Supreme Court sometime in the first quarter of 2002. In the opinion of management, the eventual size of the award, if any, is not determinable at this time, and therefore a liability has not been recorded in the consolidated financial statements of Waddell & Reed Financial, Inc. related to this matter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     CERTAIN STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING STATEMENTS REGARDING OUR EXPECTATIONS, HOPES, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACT INCLUDED IN THIS FORM 10-Q REGARDING OUR FINANCIAL POSITION, BUSINESS STRATEGY AND OTHER PLANS AND OBJECTIVES FOR FUTURE OPERATIONS ARE FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-Q ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF, AND WE ASSUME NO OBLIGATION TO UPDATE SUCH FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. ALTHOUGH WE BELIEVE THAT THE ASSUMPTIONS AND EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT OR THAT WE WILL TAKE ANY ACTIONS THAT MAY PRESENTLY BE PLANNED AND NEITHER US NOR ANY OTHER PERSON WILL BE RESPONSIBLE FOR THE ACCURACY OR COMPLETENESS OF ANY SUCH FORWARD-LOOKING STATEMENTS. CERTAIN IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM OUR EXPECTATIONS ARE DISCLOSED IN THE "RISK FACTORS" SECTION OF OUR FORM 10-K ANNUAL REPORT, WHICH INCLUDE, WITHOUT LIMITATION, THE ADVERSE EFFECT FROM A DECLINE IN SECURITIES MARKETS OR IF OUR PRODUCTS' PERFORMANCE DECLINES, FAILURE TO RENEW INVESTMENT MANAGEMENT AGREEMENTS, ADVERSE RESULTS OF LITIGATION AND/OR ARBITRATION, ACTS OF TERRORISM AND/OR WAR, COMPETITION, CHANGES IN GOVERNMENT REGULATION, AVAILABILITY AND TERMS OF CAPITAL, ACQUISITION STRATEGY AND OTHER RISKS AS SET OUT IN THE REPORTS FILED BY US WITH THE SECURITIES AND EXCHANGE COMMISSION. SHOULD ONE OR MORE OF THESE RISKS MATERIALIZE OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE FORECASTED OR

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

OVERVIEW

     We derive our revenues from providing investment management, distribution and administrative services primarily to the Advisors Funds, W&R Funds and Target Funds, as well as to institutional and separate accounts. Investment management fees, our most substantial source of revenues, are based on the amount of average assets under management and the management fee rates charged. Sales levels, financial market conditions, redemptions and the composition of assets affect these fees. Underwriting and distribution revenues consist of sales charges and commissions derived from the sale of investment and insurance products and distribution fees. The products sold have various sales charge structures and the revenues received from product sales vary based on the type and amount sold. Rule 12b-1 distribution and service fees earned for distributing shares of certain mutual fund share classes are based upon a percentage of assets and fluctuate based on financial market conditions, sales and redemptions. Shareholder service fees include transfer agency fees, custodian fees for retirement plan accounts and mutual fund accounting fees.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

     Third quarter 2001 net income was $20.4 million, or $0.25 per share on a diluted basis, compared with net income of $34.5 million, or $0.40 per diluted share, for last year's third quarter. Net income per diluted share decreased 38% quarter over quarter. A special non-cash charge of $5.1 million, after-tax, was taken during the quarter for stock loans extended to financial advisors at the time of our initial public offering ("IPO") to encourage and drive future productivity and retention growth. Excluding this special charge, net income was $25.5 million, or $0.31 per share on a diluted basis, down 26% and 22%, respectively. Operating revenues, excluding investment and other income, for the third quarter of 2001 were $114.9 million, down 10% over last year's third quarter.

     Investment management fees were $51.9 million, declining 20% in the third quarter of 2001 compared with the third quarter of 2000, reflecting a decrease in average assets under management due to weakening equity markets. Approximately $12 million of this decline in revenue was directly attributable to a decline in mutual fund management fees, in turn caused by a 21% decrease in average managed mutual fund assets. Mutual fund management fee rates remained at approximately 67 basis points of average mutual fund assets under management period over period. The retail redemption rate, which excludes money market funds, increased from 6.1% for the third quarter of 2000 to 7.9% in this year's third quarter as a direct result of the decline in average assets under management for the comparative periods.

     Management fee revenues from institutional and separate accounts declined $0.7 million, or 11%, compared to last year's third quarter. This decrease is attributable to a 16% decline in average institutional and separate account assets under management, somewhat offset by an improvement in management fee rates from 43.8 basis points to 46.3 basis points as new business with higher fee rates offset lost business with substantially lower rates. Institutional sales generated through our third-party channel continue to grow. At the end of the third quarter, we began management of $248.3 million in assets as the subadvisor for the Highmark Growth Fund.

     Underwriting and distribution fee revenues were $48.2 million for the third quarter of 2001, a 3% decrease from last year's third quarter. Lower sales volume from The Legend Group ("Legend"), a wholly-owned distribution subsidiary acquired on March 31, 2000, reduced our underwriting and distribution fee revenues by $2.6 million quarter over quarter. Excluding Legend's impact, revenues were up $1.3 million, or 3%, driven primarily by the 9% increase in front-load investment product sales.

     Revenues from front-load investment products, consisting primarily of Class A shares and variable annuities, increased $0.5 million, or 2%, while sales of these products increased 9% over last year. Revenues increased at a lower rate than that of the related sales due to lower commission rates on the related sales, namely variable annuities. Overall, commission revenue rates on variable annuity sales declined from 7.7% in the third quarter of 2000 to 5.6% in this year's third quarter due to the volume of variable annuity exchanges, which have a reduced compensation structure and result from our clients exchanging their UILIC policies into Nationwide Financial Services, Inc. ("Nationwide") policies offering more attractive features and service.

     Revenues received from deferred load products (Class B and Class C shares), declined 13%, or $0.6 million, primarily due to a 17% decline in related average assets under management. The decline in average assets was largely the result of stock market depreciation. Conversely, contributing to the increase in underwriting and distribution revenues in this year's third quarter were slightly higher contingent deferred sales charges and revenue received from increasing assets under management in our Strategic Portfolio Allocation ("SPA") product, which was introduced on July 1, 2001. SPA product revenue contributed $0.4 million to underwriting and distribution revenue while greater insurance product sales generated an increase in revenue of $0.9 million in 2001's third quarter.

     The number of financial advisors was 3,096, up 383, or 14%, from last year's third quarter. Gross production per advisor was $13.5 thousand, down 12% from last year's third quarter due primarily to the increase in the number of advisors and relatively unchanged retail investment product sales compared to the third quarter of 2000. However, of particular note is the continuing strength of sales achieved by our more tenured advisors; during the quarter, sales per advisor licensed with us for two or more years was $325,000 compared with $326,000 in the third quarter of 2000.

INVESTMENT PRODUCT SALES
($ in millions; excludes money market fund sales, Legend sales and sales at net asset value)

                                                                  3Q01        3Q00      % CHANGE
                                                               --------      ------     --------
             Front-load (Class A)                              $   297.5     $ 369.9       -19.6%
             W&R Target funds (variable products)                  120.2       156.2       -23.0%
             Variable annuity exchanges                            157.4          --         N/A
                                                               ---------     -------
                Front-load product total                           575.1       526.1         9.3%
                                                               ---------     -------
             Back-load (Class B)                                    53.6        90.1       -40.5%
             Level-load (Class C)                                   24.4        39.4       -38.1%
                                                               ---------     -------
                Deferred-load product total                         78.0       129.5       -39.8%
                                                               ---------     -------
             Total retail product sales                            653.1       655.6        -0.4%
             Institutional and separate accounts                   443.3       230.6        92.2%
                                                               ---------     -------
             Total investment product sales                    $ 1,096.4     $ 886.2        23.7%
                                                               ========      ======

     Underwriting and distribution expenses, consisting of direct and indirect costs, increased $7.1 million, or 16%, in the third quarter of 2001. This includes a special charge recorded for stock loans of $8.2 million pre-tax, or $5.1 million after-tax. This one-time, non-cash charge relates to promissory notes that were extended to a select group of financial advisors and sales managers to facilitate their ownership of our stock at our IPO in March of 1998. This action results from financial advisors and sales managers having now collectively met the productivity requirements of the stock loan program, such that the notes will not be collected. Excluding this special charge, expenses were down $1.1 million, or 2%.

     Legend's contribution to the decline in underwriting and distribution expenses was $1.8 million. Excluding the special charge discussed above and the impact of Legend, underwriting and distribution expenses increased $0.7 million, or 2%, compared to last year's third quarter. Expenses increased slightly while related sales remained unchanged due to fixed, or indirect, expenses. This year's third quarter indirect expenses were higher due to increased office space from last year's expansion efforts and sales administration support compensation. The distribution margin, excluding the special charge, decreased to 8.0% from 8.2% in the third quarter of 2000.

     Shareholder service fees from transfer agency, custodian and accounting services were $14.9 million for the third quarter of 2001, up 7% from last year's third quarter. Excluding Legend's impact, service fee revenues increased $1.2 million, or 10%, over last year's third quarter due primarily to the growth in shareholder accounts. The average number of shareholder accounts increased 9% to 2.08 million at September 30, 2001, compared with 1.91 million at September 30, 2000.

     Compensation and related costs increased $0.2 million, or 2%, to $14.4 million from last year's third quarter. Base salaries increased $1.1 million due largely to last year's personnel increases; however, this was offset by lower expected incentive based compensation and bonuses in 2001. General and administrative expenses increased $1.1 million, or 15%, in the third quarter of 2001 when compared with last year's third quarter. These expenses were up $1.1 million primarily due to legal costs.

     Investment and other income declined from $1.9 million for last year's third quarter to $0.9 million for the same period this year primarily due to lower average balances invested in commercial paper and corporate and municipal bonds, lower rates earned on commercial paper investments, and decreased investment income from a partnership interest held as an equity investment by a subsidiary. The average amount invested in commercial paper for the third quarter of 2001 was $51.5 million at an average rate of 3.3% compared to $54.8 million at 6.1% last year. Interest expense increased from $4.1 million for last year's third quarter to $4.5 million for this year's third quarter as the average debt outstanding increased. The average outstanding balance, including both short and long term debt, was $245.6 million and $217.9 million for the third quarters of 2001 and 2000, respectively. The weighted average rates for these periods were 7.4% and 7.5%, respectively. While short-term rates have declined significantly from last year's third quarter, in January 2001 we issued $200.0 million par of long-term senior notes at 7.5%, issued at a discount to yield 7.7%. The purpose of this issuance was to repay amounts borrowed under short-term arrangements and for general corporate purposes.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000


     For the nine months ended September 30, 2001, net income was $82.1 million, or $0.98 per share on a diluted basis, compared with net income of $104.4 million or $1.20 per share for the same period in 2000. Net income per share on a diluted basis decreased 18% year over year. A special non-cash charge of $5.1 million, after-tax, was taken during the third quarter for stock loans extended to financial advisors at the time of our IPO to encourage and drive future productivity and retention growth. Excluding this special charge, for the first nine months of 2001 net income was $87.2 million, or $1.04 per share on a diluted basis, down 16% and 13%, respectively. Operating revenues, excluding investment and other income, for the nine months ended September 30, 2001 were $362.3 million, down 5% over the same period last year.

     Management fee revenues were $162.8 million for the nine months ended September 30, 2001, a decrease of $27.9 million, or 15%, over the same period last year. The decrease in management fee revenues came from both retail mutual fund and institutional business. The 14% decrease in average managed mutual fund assets resulted in a decline in mutual fund management fees of $25.7 million or 15% year over year. Mutual fund management fee rates decreased slightly to 67.0 basis points from 67.6 basis points of average mutual fund assets under management period over period. The retail redemption rate, which excludes money market funds, increased from 6.7% for the first nine months of 2000 to 8.2% for the same period in 2001 primarily due to the decline in average assets under management for the comparative periods, which is the denominator in the calculation.

     Management fee revenues from institutional and separately managed accounts decreased 11% to $17.8 million for the first nine months in 2001 from $20.1 million for the same period last year. This decline is attributable to a 15% decline in average institutional and separate account assets under management offset by an improvement in management fee rates in 2001. Included in 2000 were performance fees of $0.8 million related to one of our separately managed accounts. Excluding these performance fees, the management fee rate for institutional and separately managed accounts improved to 47.9 basis points in the current year from 44.1 basis points last year as new business with higher fee rates offset lost business with substantially lower rates.

     Underwriting and distribution fee revenues were $155.4 million for the first nine months of 2001, a 3% increase from the same period last year. Excluding Legend's contribution, underwriting and distribution fee revenues were up $1.5 million in the current year, or 1%, while retail sales declined 2%. Revenues from front-load investment products were flat compared to last year, up $0.3 million, while related front load sales were up 10%. Front load revenues increased at a lower rate than that of the related sales due to lower commission rates on variable annuity sales and lower asset based compensation on variable annuities due to stock market depreciation. Overall, commission revenue rates on variable annuity sales declined from 7.7% in 2000 to 5.8% in 2001 due to the volume of variable annuity exchanges, which have a lower compensation structure and result from our clients exchanging their UILIC policies into Nationwide policies offering more attractive features and service.

     In the current year, revenues from deferred load products (Class B and Class C shares) declined 8%, or $1.1 million, primarily due to an 11% decline in related average assets under management. The decline in average assets was largely the result of stock market depreciation. Conversely, contributing to the increase in underwriting and distribution revenues in the current year were slightly higher contingent deferred sales charges and revenue received from increasing assets under management in our SPA product, which was introduced on July 1, 2001. SPA product revenue contributed $0.4 million to underwriting and distribution revenue while greater insurance product sales generated an increase in revenue of $1.8 million in 2001.

     The number of financial advisors was 3,096, up 383, or 14%, from last year. Gross production per advisor was $44.9 thousand, down 11% from the previous year due primarily to the increase in the number of advisors and slightly lower retail investment product sales compared to the first nine months of 2000. However, of particular note is the continuing strength of sales achieved by our more tenured advisors; during the quarter, sales per advisor licensed with us for two or more years remained unchanged compared with the first nine months of 2000.

INVESTMENT PRODUCT SALES
($ in millions; excludes money market fund sales, Legend sales and sales at net asset value)

                                                                 YTD          YTD
                                                                 2001         2000      % CHANGE
                                                               ---------     -------    --------
             Front-load (Class A)                              $ 1,029.6    $ 1,259.1      -18.2%
             W&R Target funds (variable products)                  396.5        476.8      -16.8%
             Variable annuity exchanges                            482.8           --        N/A
                                                               ---------    ---------
                Front-load product total                         1,908.9      1,735.9       10.0%
                                                               ---------    ---------
             Back-load (Class B)                                   189.3        303.3      -37.6%
             Level-load (Class C)                                   87.7        201.1      -56.4%
                                                               ---------    ---------
                Deferred-load product total                        277.0        504.4      -45.1%
                                                               ---------    ---------
             Total retail product sales                          2,185.9      2,240.3       -2.4%
             Institutional and separate accounts                 1,165.4        813.8       43.2%
                                                               ---------    ---------
             Total investment product sales                    $ 3,351.3    $ 3,054.1        9.7%
                                                               =========    =========

     Underwriting and distribution expenses, consisting of direct and indirect costs, increased $10.3 million, or 8%, in the first nine months of 2001. This includes a special charge recorded for stock loans of $8.2 million pre-tax, or $5.1 million after-tax. This one-time, non-cash charge relates to promissory notes that were extended to a select group of financial advisors and sales managers to facilitate their ownership of our stock at our IPO in March of 1998. This action results from financial advisors and sales managers having now collectively met the productivity requirements of the stock loan program, such that the notes will not be collected. Excluding this special charge, expenses increased $2.1 million, or 2%.

     Excluding the special charge discussed above and the $3.1 million contribution to expense from Legend, underwriting and distribution expenses decreased $1.0 million for the first nine months of 2000, in correlation with the decrease in retail investment product sales, compared to the same period last year. The distribution margin, excluding the special charge, increased to 10.7% in 2001 from 9.4% in 2000.

     Shareholder service fees from transfer agency, custodian and accounting services were $44.0 million for the nine months ended September 30, 2001, up 13% from the same period last year. Excluding Legend's contribution, these revenues increased 12%. The increase was due primarily to growth in the average number of customer accounts by 181 thousand, or a 10% increase over the previous year.

     Compensation and related costs increased $0.8 million in the first nine months of 2001, a 2% increase over the same period last year. Legend's compensation costs, which did not effect the first quarter of 2000, increased $0.8 million. Excluding Legend, compensation expense declined slightly, $0.1 million. Salaries increased $2.5 million, or 10%, over the first nine months of 2000 due to the increase in average number of personnel coupled with normal salary increases. However, this was offset by lower expected incentive based compensation and bonuses for 2001.

     General and administrative expenses for this year's nine months were $0.2 million lower, or 1%, when compared with the same period last year. Increases in general and administrative costs associated with the lease of our home office building and increased legal expenses were offset by expense reductions. These reductions include a greater portion of information systems support being dedicated to underwriting and distribution efforts during 2001, the costs of which are reflected in underwriting and distribution expense. Also, costs incurred in the first half of last year associated with the restructuring and renaming of our fund families and adding additional share classes were not incurred in 2001 and cost containment measures in other discretionary overhead items such as mutual fund shareholder expenses, shareholder communications, and personnel recruiting contributed to the decline in these expenses.

     For this year's first nine months, investment and other income declined $3.9 million to $4.1 million primarily due to a $2.1 million realized gain from the sale of securities during the first quarter of 2000 to partially finance the acquisition of Legend. A secondary reason is attributable to lower average balances invested in commercial paper coupled with lower short-term rates. The average amount invested in commercial paper for the first nine months of 2001 was $46.8 million at an average rate of 4.7% compared to $57.4 million at 6.2% for the same period last year. Also, lower average balances invested in corporate bonds yielded $0.7 million less in investment income in the current year. Interest expense increased from $10.8 million for last year's first nine months to $13.8 million for the same period this year as average outstanding debt increased. The average balance outstanding, including both short and long term debt, was $241.0 million and $195.3 million for the nine months ended 2001 and 2000, respectively. Additional borrowings were used to finance share repurchases throughout the year. Average interest rates for these periods were 7.7% and 7.4%, respectively. While short-term rates have declined in the current year, in January 2001 we issued $200.0 million par of senior notes at 7.5%, issued at a discount to yield 7.7%. The purpose of this issuance was to repay amounts borrowed under short-term arrangements and for general corporate purposes.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $111.5 million at September 30, 2001, an increase of $43.4 million from December 31, 2000. Cash and cash equivalents included reserves of $15.8 million and $21.9 million for the benefit of customers in compliance with securities regulations at September 30, 2001 and December 31, 2000, respectively. Liquid assets, which consist of cash and cash equivalents, available-for-sale investments and current receivables increased to $209.4 million at September 30, 2001 from $161.2 million at December 31, 2000 primarily due to the increase in cash and cash equivalents.

     Cash flow provided from operations was $107.0 million and $120.8 million for the first nine months of 2001 and 2000, respectively. The decrease of $13.8 million is due largely to changes in working capital and lower net income in the current period offset by the recognition of increased deferred compensation arising from the special, one-time, non-cash charge for stock loans discussed above. Cash flow used in investing activities was $2.7 million compared with $60.4 million for the same period in the prior year. Cash flow from investing activities in the first nine months of 2001 included net proceeds of $28.2 million related to the sale of our two home office buildings, which were subsequently leased back for a period of fifteen years. Proceeds from this sale were used to pay down short-term borrowings and for general corporate purposes. Also in the first nine months of 2001, additional contingent payments of $13.3 million were made to previous owners of acquired companies for attaining specified earnings before interest, taxes, depreciation, and amortization ("EBITDA") levels as stipulated in the purchase agreements. In the first nine months of 2000, we acquired Legend for $61.1 million, which was partially funded by the sale of $37.8 million of investment securities. Cash flow used in financing activities during the first nine months of 2001 was $60.9 million, a decrease of $1.4 million from the same period last year. During the first nine months of 2001, our net borrowings were $93.3 million, an increase of $18.3 million compared to the same period in 2000. These borrowings were primarily used to fund stock repurchases. Treasury stock repurchases for this period in 2001 aggregated $141.0 million, an increase of $44.8 million from the first nine months in 2000.

     We have a $185 million 364-Day revolving credit facility available to us at an interest rate of LIBOR plus 0.525%. This facility is expandable to $330 million with a syndicate of six banks, whereby syndicates could, at their option upon our request, increase the loan by $145 million. We also utilize a money market loan program, which is similar to commercial paper. As of September 30, 2001, there was no outstanding balance on the credit facility and the outstanding balance related to the money market loan program was $70.1 million, including accrued interest. In January 2001, we also issued $200.0 million in principal amount 7.5% senior notes due 2006 for proceeds of $197.6 million (net of discounts, commissions and expenses) to repay amounts borrowed under the money market loan program and for general corporate purposes.

     We believe our available cash, marketable securities and expected cash flow from operations will be sufficient to fund dividends, obligations, operations, as well as advance sales commissions, and to meet any other reasonably foreseeable cash needs. The company also maintains investment-grade credit ratings for both short-term and long-term debt.

NEW PRODUCT INFORMATION

     We launched our 529 college savings plan, the Waddell & Reed InvestEd Plan ("InvestEd"), on October 1, 2001. These plans provide for post-secondary education savings that allow anyone to open an account and invest for higher education expenses. Investments in 529 plans grow tax-deferred until withdrawn and, beginning in 2002, withdrawals for qualified higher education expenses are free from federal income tax. InvestEd is available nationally through our financial advisors and has been organized as a "fund of funds," with three portfolios made up of various Advisors Funds. InvestEd's Growth, Balanced and Conservative portfolios are customized based on the beneficiary's college time horizon and the appropriate level of investment risk for that time horizon. InvestEd was established under the Arizona Family College Savings Program, created by the state of Arizona as a qualified state tuition program in accordance with Section 529 of the Internal Revenue Code. It is offered through a partnering arrangement with Securities Management & Research, Inc. ("SM&R"), a Houston-based subsidiary of American National Insurance Company, of Galveston, Texas. Together, SM&R and Waddell & Reed were selected by the state of Arizona as exclusive providers of investment products and services through the Arizona Family College Savings Program.

     In addition, we expanded our Strategic Portfolio Allocation ("SPA") product for use by our entire sales force on July 1, 2001. The SPA product incorporates a predictive, dynamic asset allocation model utilizing a form of "artificial intelligence" to optimize return within specified parameters based on ongoing economic and financial information. Clients choose from five model portfolios, with objectives from conservative to aggressive, based on the individual's goals, risk tolerance and other factors. Each of the portfolios is comprised of a variety of Advisors Funds ranging from money market and fixed income funds to domestic and international equity funds. SPA assets under management have been gaining momentum, rapidly increasing from $17.1 million at June 30, 2001 to $191.1 million at September 30, 2001.

             OTHER INFORMATION


                                                ASSETS UNDER MANAGEMENT
                                                 (amounts in millions)

ENDING                                       3Q01        3Q00       % CHANGE
                                            --------    --------    --------
Mutual Fund
   Equity                                   $ 20,440    $ 30,019      -31.9%
   Fixed Income                                3,337       3,135        6.4%
   Money Market                                1,216         939       29.5%
                                            --------    --------
Total                                         24,993      34,093      -26.7%
   Institutional and private accounts          4,769       5,927      -19.5%
                                            --------    --------
Total                                       $ 29,762    $ 40,020      -25.6%
                                            ========    ========

AVERAGE*                                     3Q01        3Q00       % CHANGE        YTD 2001     YTD 2000    % CHANGE
                                            --------    --------    --------        --------     --------    --------
Mutual Fund
   Equity                                   $ 22,686    $ 28,765      -21.1%       $  24,482    $  29,490       -17.0%
   Fixed Income                                3,287       4,486      -26.7%           3,221        3,264        -1.3%
   Money Market                                1,164         924       26.0%           1,120          858        30.5%
                                            --------    --------                   ---------    ---------
Total                                         27,137      34,175      -20.6%          28,823       33,612       -14.2%
   Institutional and private accounts          5,002       5,986      -16.4%           4,990        5,848       -14.7%
                                            --------    --------                   ---------    ---------
Total                                       $ 32,139    $ 40,161      -20.0%       $  33,813    $  39,460       -14.3%
                                            ========    ========                   =========    =========

* Average calculated using daily ending balances for mutual funds and monthly ending balances for institutional and private accounts.

                                   OTHER ITEMS

                                                3Q01         3Q00      % CHANGE    YTD 2001     YTD 2000    % CHANGE
                                            ---------    ---------     --------    --------     ---------   --------
REDEMPTION RATES - LONG TERM
          Retail                                 7.9%          6.1%                      8.2%         6.7%
          Total                                  8.6%          6.3%                      8.6%         7.0%

SALES PER ADVISOR (000S)
          Total                                   216          250       -13.6%          750          869     -13.7%
          2+ Years *                              325          326        -0.3%        1,087        1,142      -4.8%
          0 to 2 Years **                          54           70       -22.9%          137          200     -31.5%
          Other                                    29           55       -47.3%          151          187     -19.2%

Gross Production per advisor (000s)              13.5         15.3       -11.8%         44.9         50.4     -10.9%

Number of advisors ***                          3,096        2,713        14.1%

Number of shareholder accounts              2,093,430    1,933,447         8.3%

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

     Our future operating results are also dependent upon the level of our operating expenses, which are subject to fluctuation for the following or other reasons: variations in the level of compensation expense due to, among other things, performance-based bonuses, changes in our employee count and mix, and competitive factors; unanticipated costs that may be incurred to protect investor accounts and the goodwill of our clients; and disruptions of services, including those provided by third parties such as communications, power, and the mutual fund transfer agent system. In addition, our future operating results may also be impacted by our ability to incur additional debt, by adverse litigation and/or arbitration, and acts of terrorism and/or war. The Company's business is also subject to substantial governmental regulation, and changes in legal, regulatory, accounting, tax, and compliance requirements may have a substantial effect on our operations and results, including but not limited to effects on costs we incur and effects on investor interest in mutual funds and investing in general or in particular classes of mutual funds or other investments.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Since December 31, 2000, there has been no material change in the information provided in Item 7A of the 2000 Annual Report on Form 10-K.

PART II.  OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

UNITED INVESTORS LIFE INSURANCE COMPANY LITIGATION

     As previously disclosed, we are in litigation with UILIC, and other related parties over terms of a compensation agreement signed in July 1999 (the "Letter Agreement") by UILIC and Waddell & Reed, Inc. The compensation is paid by UILIC to us on variable annuities underwritten by UILIC and distributed by us. The agreement provides for us to be paid annual compensation of 0.25% on all variable annuity policies' assets under management on variable policies issued after January 1, 2000 ("post-1999 assets"), and annual compensation of 0.20% on variable annuity policies' assets under management on variable policies issued before that date ("pre-2000 assets"). The validity and duration of that agreement has been challenged by UILIC in a complaint filed in May 2000, in the Circuit Court of Jefferson County, Alabama (CV 00-2720). In addition, UILIC has asserted various contractual and tort damage claims against Waddell & Reed, including breach of fiduciary duty and tortious interference, regarding the replacement of UILIC variable policies with Nationwide variable policies. Waddell & Reed has counterclaimed against UILIC for damages related to fraud and breach of contract. We have also named Torchmark Corporation as a third-party defendant in a tortious interference claim and Ronald K. Richey, a former director, as a third-party defendant in a claim regarding breach of fiduciary duty.

     On April 9, 2001, the Circuit Court of Jefferson County, Alabama, issued two orders. In the first order on the issue of the Letter Agreement being a valid and binding contract, our motion for summary judgment was denied and that issue, along with all other claims and counterclaims asserted in the Alabama action, will be decided at trial beginning in February 2002. Pursuant to the Letter Agreement, Waddell & Reed, Inc. has collected approximately $8.4 million in revenues between January 1, 2000 and April 30, 2001 related to the 0.20% compensation on pre-2000 assets. In the second order on the issue of whether annual compensation of 0.20% on pre-2000 assets terminates with the Principal Underwriting Agreement, UILIC's motion for summary judgment was granted. The annual compensation of 0.25% on post-1999 assets was not addressed by these orders. These completely incongruous orders prevent us from collecting fees on pre-2000 assets after May 2001 unless we prevail on the validity of the Letter Agreement at trial and we are successful in reversing the April 9th Court Order on appeal.

NASD ARBITRATION

     As previously disclosed, on August 7, 2001, a NASD Dispute Resolution Arbitration Panel entered an award of $27.6 million against Waddell & Reed, Inc. The award was made upon the completion of an arbitration proceeding conducted in New York arising from a complaint by Stephen Sawtelle, a former Waddell & Reed, Inc. financial advisor. In the arbitration, the former advisor claimed that after his termination on February 10, 1997, Waddell & Reed, Inc. engaged in conduct that tortiously interfered with his prospective business relations and violated provisions of the Connecticut Unfair Trade Practices Act ("CUTPA"). In the award, the Panel found Waddell & Reed, Inc. liable and directed payment of approximately $1.8 million in compensatory damages, plus attorney's fees of $747,000. It also held that Waddell & Reed, Inc. had violated CUTPA and ordered the payment of punitive damages in the amount of $25 million. On August 8, 2001, the former advisor filed a petition with the Supreme Court of the State of New York, County of New York, seeking to confirm the award. Waddell & Reed, Inc. is in the process of seeking to have the award vacated or modified. All pleadings and motions regarding the confirmation, modification or vacating of the award are due from both parties by mid-December. It is anticipated that a decision regarding the award will be made by the New York Supreme Court sometime in the first quarter of 2002.

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

     We hereby incorporate into this report by reference to our Annual Report on Form 10-K for the year ended December 31, 2000, the cautionary statements found on pages 29-32 of such Form 10-K.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

    (a)          Exhibits:

                 None.

    (b)          Reports on Form 8-K:

                 None.

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of November, 2001.


                                      WADDELL & REED FINANCIAL, INC.



                                      By: /s/ John E. Sundeen, Jr.
                                          ------------------------
                                          Senior Vice President,
                                          Chief Financial Officer and Treasurer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)