Form 10-K
period 2001-12-31
WADDELL & REED FINANCIAL INC
filed 2002-03-12
CIK 1052100

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 001-13913

WADDELL & REED FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0261715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

None
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No       .

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. (    )

        The aggregate market value of the voting stock held by non-affiliates of the registrant (excludes officers, directors and stockholders holding 5% or greater of the registrant's common stock): $2,013,989,470 at March 1, 2002.

        Shares outstanding of each of the registrant's classes of common stock as of March 1, 2002:

Class A common stock, $.01 par value: 80,500,432

DOCUMENTS INCORPORATED BY REFERENCE

        In Part III of this Form 10-K, the definitive proxy statement for the 2002 Annual Meeting of Stockholders to be held April 24, 2002.

Index of Exhibits (Pages 65 through 67)
Total Number of Pages Included Are 67

WADDELL & REED FINANCIAL, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2001

PART I

ITEM 1. Business

Background

        Waddell & Reed Financial, Inc. (hereinafter referred to as the "Company," "we," "our" or "us") is a Delaware corporation that conducts business through its subsidiaries. One subsidiary, Waddell & Reed, Inc. ("W&R") is a registered broker-dealer and registered investment advisor that acts primarily as the national distributor and underwriter for shares of our mutual funds and the distributor of variable and other insurance products issued by Nationwide Life Insurance Company, a subsidiary of Nationwide Financial Services, Inc. ("Nationwide") and others. Another subsidiary, Waddell & Reed Investment Management Company ("WRIMCO") is a registered investment advisor that provides investment management and advisory services to our mutual funds, institutions and other private clients. Waddell & Reed Services Company ("WRSCO") provides transfer agency and accounting services to the mutual funds and their shareholders. On August 9, 1999, we completed the acquisition of Austin, Calvert & Flavin, Inc. ("ACF"), an investment management firm based in San Antonio, Texas. ACF manages investments for trusts, high net worth families and individuals, and pension plans of corporations, hospitals, schools, labor unions, endowments and foundations. On March 31, 2000, we completed the acquisition of The Legend Group ("Legend"), based in Palm Beach Gardens, Florida. Through its network of over 290 financial advisors, Legend primarily serves employees of school districts and other not-for-profit organizations. Waddell & Reed Financial, Inc., W&R, WRIMCO, WRSCO, ACF and Legend are hereafter collectively referred to as the "Company," "we, "us," or "our," unless the context requires otherwise.

Overview

        We were founded in 1937 and are one of the oldest mutual fund complexes in the United States, having introduced the Waddell & Reed Advisors Group of Mutual Funds (formerly, the United Group of Mutual Funds) in 1940. On June 30, 2000, we renamed two of our mutual fund families. The United Group of Mutual Funds was renamed the Waddell & Reed Advisors Group of Mutual Funds (the "Advisors Funds") and Waddell & Reed Funds, Inc. was renamed W&R Funds, Inc. (the "W&R Funds"). On October 16, 2000, Target/United Funds, Inc. was renamed W&R Target Funds, Inc. (the "Target Funds"). As of December 31, 2001, we had $32.8 billion of assets under management, of which $27.3 billion were mutual fund assets and $5.5 billion were separately managed accounts. We have over 660,000 mutual fund customers having an average investment of $36,000 and over 77,000 variable account customers having an average investment of $44,800.

        Our mutual fund families, including the Advisors Funds, W&R Funds, and Target Funds, offer a variety of investment options including equity, growth, international, income, value, asset allocation, fixed income, and money market funds. In October 2001, we introduced Waddell & Reed InvestEd Portfolios, Inc. ("InvestEd"), the investment vehicle for our 529 college savings plan, the Waddell & Reed InvestEd Plan. InvestEd has been organized as a "fund of funds," with three portfolios made up of various Advisors Funds. We are the exclusive underwriter and distributor of 47 registered open-end mutual fund portfolios, including 20 comprising the Advisors Funds, 12 comprising the W&R Funds, 12 comprising the Target Funds, and 3 comprising InvestEd (collectively, the "Funds"). We also offer to our customers variable annuity and life insurance products underwritten by Nationwide. Nationwide also provides a broad span of private label insurance and retirement products for use by our proprietary sales force. We also sell life insurance and disability products underwritten by various carriers through a general agency arrangement with BISYS Insurance Services, Inc. ("BISYS").

        Our traditional market has generally been professionals and working families with annual incomes between $40,000 and $100,000 who are saving for retirement. We serve individual investors in markets of all sizes with a historical focus on smaller metropolitan areas and center our efforts primarily on meeting the needs of investors in unsaturated communities within those markets. We focus on retirement markets and conduct investment seminars throughout the United States to reach a large number of potential clients. We also provide financial plans for clients offering one-on-one consultations emphasizing long-term relationships through continuing service, rather than a one-time sale. We believe that we are well-positioned to benefit from a developing industry trend toward "assisted sales" (sales of mutual fund products through a sales person) driven by the array of options now available to investors and the need for financial planning advice resulting from the increase in the average household's financial assets over the past decade. We believe that demographic trends and shifts in attitudes toward retirement savings will continue to support increased consumer demand for our products and services. According to U.S. Census Bureau projections, the number of Americans between the ages of 45 and 64 will grow from 59.2 million in 1999 to 78.3 million in 2009, making this "pre-retirement" age group the fastest growing segment of the U.S. population.

        We sell our investment products primarily to middle income Americans through a virtually exclusive sales force. Separately, certain of our products are marketed and sold through select third-party channels. The Advisors Funds, variable products offering the Target Funds, and InvestEd are available for sale generally only through our proprietary sales force and Legend advisors; select Advisors Funds are also for sale through third-party distribution channels in very limited circumstances. The W&R Funds are available for sale through our proprietary sales force, Legend advisors, and select third-party distribution channels. On December 31, 2001, our proprietary sales force consisted of 3,165 financial advisors, district managers, and district supervisors. The sales force is managed by regional vice presidents, division managers, and associate managers operating through division and district sales offices. We believe, based on industry data, that our financial advisor sales force is currently one of the largest sales forces in the United States selling primarily mutual funds. As of December 31, 2001, 33% of our financial advisors have been with us for more than five years and 22% for more than ten years.

        Our sales force competes primarily with small broker-dealers and independent financial advisors. We believe we are unique in the mutual fund industry in large part due to our virtually exclusive sales force. Not only do the members of our sales force gain loyal customers by forming relationships with their clients, but they also create profit as they collect assets for us to manage. By contrast, we believe that the vast majority of companies in the industry bear a significant cost to acquire assets to manage, due to the expense of either heavy advertising or their dependence on third-party distributors. In our opinion, other industry members are further challenged by the short period of time allowed them to recoup their asset-acquisition cost from investment management fees before losing the assets to redemptions. Not only do we not have to recoup the asset acquisition cost since we make a distribution profit, but we are generally able to earn investment management fees on those assets for a much longer period of time than others in the industry due to client retention fostered by our financial advisors.

        We have a seasoned team of portfolio managers and an internal equity and fixed income investment research staff that have substantial resources available to them, including hundreds of on and off-site meetings annually with management of the companies in which they invest. In addition, we utilize research provided by brokerage firms and independent outside consultants. Generally, portfolio managers have had extensive experience as investment research analysts prior to acquiring money management assignments. The predominant style of our mutual funds is growth equity. As of December 31, 2001, approximately 83% of our mutual fund assets under management were invested in equity Funds with the remainder in fixed income and money market Funds. This investment strategy generally emphasizes investments at attractive valuations in companies that the portfolio managers believe can produce above average growth in earnings.

        Our investment philosophy and financial planning approach emphasize long-term investments. Our portfolio managers strive for consistent long-term performance while seeking to provide downside protection in turbulent markets. As a result, we have developed a loyal customer base with clients maintaining their accounts for approximately 11 years on average as compared to 4 years for the mutual fund industry, according to the Investment Company Institute. This loyalty is evidenced by a relatively low retail fund redemption rate for the five years ended December 31, 2001 of 7.7% for the non-money market Funds, which is less than one-third of the industry average, and a relatively high dividend reinvestment rate of 87.7% for those Funds for the same period, which is consistently higher than the industry average. Approximately 53% of our mutual fund assets under management are in retirement accounts and an additional 13% are in variable annuities as of December 31, 2001.

        We derive our revenues primarily from providing investment management, distribution and administrative services to the Funds and managed institutional and separate accounts. Investment management fees, our most substantial source of revenue, are based on the amount of assets under management and are affected by sales levels, financial market conditions, redemptions and the composition of assets. Underwriting and distribution revenues, also a substantial source of revenue, consist of sales charges and commissions derived from sales of investment and insurance products and distribution and service fees, as well as advisory services. The products sold have various sales charge structures and the revenues received from product sales vary based on the type and amount sold. Rule 12b-1 distribution and service fees earned for distributing and servicing certain mutual fund shares are based upon a percentage of assets and fluctuate based on sales, redemptions and financial market conditions. Other service fees include transfer agency fees, custodian fees for retirement plan accounts and accounting fees.

Investment Management Agreements

        We earn investment management fee revenues by providing investment advisory and management services pursuant to an investment management agreement with each Fund. While the specific terms of the agreements vary, the basic terms are similar. The agreements provide that we render overall management services to each of the Funds, subject to the oversight of each Fund's board of directors and in accordance with each Fund's fundamental investment objectives and policies. The agreements permit us to enter into separate agreements for shareholder services or accounting services with the respective Funds.

        Each Fund's board of directors, including a majority of the directors who are not "interested persons" of the Fund or the Company within the meaning of the Investment Company Act of 1940, as amended, (the "ICA") ("disinterested directors") and the Fund's shareholders must approve the investment management agreement between the respective Fund and the Company. These agreements may continue in effect from year to year if specifically approved at least annually by (i) the Fund's board of directors, including a majority of the disinterested directors, or (ii) the vote of a majority of the shareholders of the Fund and the vote of a majority of the disinterested directors, each vote being cast in person at a meeting called for such purpose. Each agreement automatically terminates in the event of its assignment, as defined in the ICA or the Investment Advisers Act of 1940, as amended, (the "Advisers Act"), and may be terminated without penalty by the Fund by giving us 60 days' written notice if the termination has been approved by a majority of the Fund's directors or shareholders. We may terminate an investment management agreement without penalty on 120 days' written notice.

Underwriting and Distribution

        We earn underwriting and distribution fee revenues primarily by distributing the Funds pursuant to an underwriting agreement with each Fund (except the Target Funds). Under each underwriting agreement, we offer and sell the Fund's shares on a continuous basis and pay certain costs associated with underwriting and distributing the Funds, including the costs of developing and producing sales literature and printing of prospectuses, which may be then either partially or fully reimbursed by the Fund.

        When a client purchases Class A shares (front-end load), the client pays a sales charge of between zero to 5.75% of the amount invested. The sales charge for the Class A shares typically declines as the investment amount increases. In addition, investors may combine their purchases of these shares to qualify for a reduced sales charge. Class A shares (except for the money market funds) may also be charged a maximum of 0.25% of the average daily net assets of these shares under a 12b-1 distribution and service plan as compensation (for the W&R Funds and InvestEd) or reimbursement (for the Advisors Funds) for expenses in connection with distributing these shares, providing service to Class A shareholders and/or maintaining Class A shareholder accounts.

        When a client purchases Class B shares (back-end load), we do not charge an initial sales charge, but we do charge a contingent deferred sales charge upon early redemption of shares of up to 5% of the lesser of the net asset value or the cost of the redeemed shares in the first year, declining to zero for shares held for more than six years. The Funds also assess on-going 12b-1 fees. For the Advisors Funds, W&R Funds, and InvestEd, Class B shares are charged a maximum of 0.75% of the average daily net assets of these shares under a 12b-1 distribution and service plan as compensation in connection with distributing shares of this class. Class B shares are also charged a maximum of 0.25% of the average daily net assets of these shares as compensation for expenses in connection with providing service to Class B shareholders and/or maintaining Class B shareholder accounts. Class B shares convert to Class A shares by the end of the eighth year.

        When a client purchases Class C shares (level-load), we do not charge an initial sales charge, but we do charge investors who redeem their Class C shares in the first year a contingent deferred sales charge of 1% of the lesser of the net asset value or the cost of the shares redeemed. The Funds also assess on-going 12b-1 fees. For the Advisors Funds, W&R Funds, and InvestEd, Class C shares are charged a maximum of 0.75% of the average daily net assets of these shares under a 12b-1 distribution and service plan as compensation in connection with distributing shares of this class. Class C shares are also charged a maximum of 0.25% of the average daily net assets of these shares as compensation for expenses in connection with providing service to Class C shareholders and/or maintaining Class C shareholder accounts. Class C shares do not convert to shares of any other class.

        Class Y shares (institutional shares), are designed for institutional investors or others investing through certain intermediaries. Investors in Class Y shares do not pay a sales charge. W&R Funds Class Y shares are charged a maximum of 0.25% of the average daily net assets of these shares for 12b-1 distribution and service fees as compensation for expenses in connection with providing service to Class Y shareholders and/or maintaining Class Y shareholder accounts. The Advisors Funds Class Y shares do not pay a 12b-1 distribution and service fee.

        Each distribution and service plan is subject to annual approval by each Fund's board of directors, including a majority of the disinterested directors, cast in person at a meeting called for the purpose of voting on such approval. Each Fund may terminate the distribution and service plan at any time without penalty.

        On July 1, 2001, we introduced our Strategic Portfolio Allocation ("SPA") product for tax-advantaged portfolios. This product incorporates a predictive, dynamic asset allocation system that reallocates the asset classes within model portfolios. The system utilizes a form of "artificial intelligence" overseen by our portfolio managers to optimize return within specified parameters based on ongoing economic and financial information. Clients investing in SPA can choose from five available model portfolios with objectives ranging from conservative to aggressive, based on their goals, risk tolerance, and other factors. Each of the model portfolios is comprised of a variety of Advisors Funds ranging from money market and fixed income funds to domestic and international equity funds in order to meet the client's investment objective. We charge an asset-based fee not to exceed 2.25% of each model portfolio's average daily net asset value as compensation for the periodic reallocation of assets within each model portfolio.

        We distribute variable products offering the Target Funds pursuant to a general agency arrangement with Nationwide. Commissions, marketing allowances, and other compensation are paid to us as stipulated by the agreements between the Company and Nationwide. In connection with this arrangement, Target Funds are offered and sold on a continuous basis. Significant portions of the commissions we receive from the sale of variable products are paid to our financial advisors and sales managers. Under a Rule 12b-1 service plan, the Target Funds may charge a maximum of 0.25% of the average daily net assets as compensation for expenses in connection with servicing shareholder accounts of the Target Funds. The service plan is subject to annual approval by the Target Funds' board of directors, including a majority of the disinterested directors, cast in person at a meeting called for the purpose of voting on such approval. The service plan may be terminated at any time without penalty by the Funds. Prior to 2001, the issuer of most of the variable products offered through the Company was United Investors Life Insurance Company ("UILIC"). On February 28, 2001, UILIC terminated the Principal Underwriting Agreement by and between UILIC and the Company, effective April 30, 2001. Beginning May 1, 2001, Nationwide became the primary provider of variable products for distribution by our proprietary sales force. Effective December 31, 2001, UILIC terminated its General Agent Contract with us. As a result, we are no longer authorized to sell UILIC products through our proprietary sales force. Please see Item 3. "Legal Proceedings" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion.

        Besides distributing variable products, we distribute a number of other insurance products including individual and group term life, whole life, accident and health, Medicare supplement, and disability insurance through our insurance agency subsidiaries. We receive commissions and compensation from various underwriters for distributing these products. Commissions and compensation paid to us by UILIC for distributing variable and insurance products issued by them comprised 4%, 14%, and 13% of our total revenues for each of the years ended 2001, 2000, and 1999, respectively. Commissions and compensation paid to us by Nationwide for distributing variable and insurance products underwritten by them comprised 13% of our total revenues for the year ended 2001.

Service Agreements

        We earn service fee revenues by providing various services to the Funds and their shareholders pursuant to a shareholder servicing agreement with each Fund (except the Target Funds) and an accounting service agreement with each Fund. Pursuant to the shareholder servicing agreements, we perform shareholder servicing functions for which the Funds pay us a monthly fee, including:

  •
  maintaining shareholder accounts;

  •
  issuing, transferring, and redeeming shares, distributing dividends and paying redemptions;

  •
  furnishing information related to the Fund; and

  •
  handling shareholder inquiries.

        Pursuant to the accounting service agreements, we provide the Funds with bookkeeping and accounting services and assistance for which the Funds pay us a monthly fee, including:

  •
  maintaining the Fund's records;

  •
  pricing the Fund's shares; and

  •
  preparing prospectuses for existing shareholders, proxy statements, and certain other shareholder reports.

        A Fund's shareholder servicing agreement and accounting service agreement may be adopted or amended with the approval of the Fund's disinterested directors. Each of the shareholder servicing agreements and accounting service agreements have annually renewable terms of one year expiring on October 1st of each year.

Operations

        Revenues from operations for the last three years were:

	For years ended December 31,
	2001	2000	1999
	(in thousands)
Revenues from:
Investment management fees	$214,242	253,774	178,612
Underwriting and distribution fees	203,535	202,879	126,318
Shareholder service fees	59,381	53,436	41,525

Revenues excluding investment and other income	477,158	510,089	346,455
Investment and other income	5,404	10,613	10,202

Total revenues	$482,562	520,702	356,657

Distribution Channels

        We sell our investment products primarily to middle income Americans through a virtually exclusive sales force. Separately, certain of our products are marketed and sold through select third-party channels. The Advisors Funds, variable products offering the Target Funds, and InvestEd are available for sale generally only through our proprietary sales force and Legend advisors; select Advisors Funds are also for sale through third-party distribution channels in very limited circumstances. The W&R Funds are available for sale through our proprietary sales force, Legend advisors, and through select third-party distribution channels.

Proprietary Sales Force

        On December 31, 2001, our sales force consisted of 3,165 proprietary financial advisors, including 233 district managers, and 102 district supervisors. Eight regional vice presidents and 152 division and associate managers operating from 223 division and district sales offices located throughout the United States manage our proprietary sales force. In addition, we have 199 individual advisor offices. For the year ended December 31, 2001, our proprietary financial advisor sales force sold over $2.8 billion of mutual fund and variable products. We believe, based on industry data, that our proprietary financial advisor sales force is currently one of the largest sales forces in the United States selling primarily mutual funds. As of December 31, 2001, 33% of our proprietary financial advisors have been with us for more than 5 years and 22% for more than 10 years. Our presence in the market grew during the first two years following our IPO in March 1998; we penetrated previously untapped geographic markets through the addition of new division offices in those areas. We also added new district offices and invested in existing offices by upgrading and expanding the facilities. In many cases, the additional space was used by adding financial advisors and other support staff. During 2001, we concentrated less on adding new offices and more on recruiting and placing new advisors in existing offices.

        Since our IPO, we have undertaken initiatives to increase the retention and productivity of our proprietary sales force. Notably, the New Financial Advisor Service Fee Program (the "Program"), which provides new advisors with a fixed source of earnings until they can develop the skills and client base necessary to earn a stable income from commissions, has played an important role in advisor retention. In 2001, 74% of the advisors in the Program were still with us after one year, compared with the 42% retention rate of the advisors who did not participate in the Program. Overall, for the year ended 2001, we retained 59% of our financial advisors with us for one year and 23% with us for three years. These retention statistics compare favorably to the pre-IPO 1997 retention rate of 41% for advisors with us for one year and 14% for advisors with us for three years.

        In addition to the Program, we have undertaken a number of other initiatives to support our sales force. We have significantly enhanced the financial plans available to clients through their financial advisors. These improved comprehensive plans have resulted in higher average initial investments, more frequent repeat investments, and a higher close ratio. Additional initiatives, such as the Career Development Conference and the New Manager Training Program, have also contributed to our financial advisors' productivity. During 2000, we developed eSource, an intranet site for our financial advisors, which has provided for additional communication and support between our advisors and the home office. The site provides for the timely communication of product information, such as daily share prices of our Funds, Funds' performance measures, tax law changes, etc. The site also offers additional information and resources to help our advisors build and manage their sales more effectively. Toward the end of 2001, we began implementing a frame-relay system to provide faster and more reliable data interchange and connection between the home office and the field, further enhancing advisor communication and support.

        In order to emphasize the importance of recruiting and developing a proprietary sales force, we utilize a manager compensation system that ties compensation of division managers to the development of new financial advisors and to division sales, rather than personal sales. We provide training and motivational programs for our proprietary sales force. Sales training specialists provide training programs for new recruits as well as advanced training for experienced financial advisors. Programs for new recruits focus on prospecting techniques, product knowledge and sales skills. Field office classes provide guidance in identifying target markets, practical exercises to learn interviewing skills and data collection, instruction in basic financial planning software, and help in matching products with various client investment objectives. Sales presentation skills are taught and practiced in a classroom environment, as well as on joint sales calls with field sales management. The programs for experienced advisors focus on skills related to dealing with larger investment sums (such as IRA rollovers) and include training in the use of asset allocation and estate planning software. In addition, we offer new financial advisors the opportunity to participate in a week-long training program at the home office covering such subjects as product features, financial planning, and the use of illustrative software packages.

        In 2001, our sales per advisor were $936 thousand compared to $738 thousand in 1997, representing a 6% compound annual growth rate. Gross production per advisor, an additional method of measuring advisor productivity, was introduced during the year to more fully reflect the activities of the advisor and to more closely relate to industry standard methods of using gross commissions per sales representative to measure productivity. This measure reflects activities, such as sales of our new SPA products, that generate recurring revenues based on assets under management. In 2001, gross production per advisor was $57.2 thousand, compared to $64.8 thousand in 2000. For purposes of this productivity measure, gross production consists of front-end sales loads and distribution fee revenues, as it would be received from an underwriter, from both proprietary and other mutual funds. In addition, it includes fees from our SPA products, financial planning fees and commissions earned on insurance products. However, this measure excludes underwriting fees, 12b-1 service fees, variable annuity distribution fees, all revenues related to Class Y shares, third-party sales, and the activities of Legend, all of which do not relate to the distribution activities of our proprietary sales force.

Third-Party Channels

        In 2001 we completed the first full year of operation of our third-party distribution effort, through which we have sought to expand distribution of our investment products into non-proprietary distribution channels in order to accelerate sales growth and complement our proprietary sales force distribution. Our third-party efforts focus principally on seeking sub-advisory relationships and distributing the W&R Funds and select Advisors Funds through channels that do not compete directly with our financial advisors, including:

  •
  401(k) Platforms using multiple managers;

  •
  institutional fund supermarkets serving fee-based financial advisors; and

  •
  broker-dealer fee-based programs, including wrap programs.

        During 2001, gross and net sales from these efforts totaled $624.4 million and $444.8 million, respectively. Sales were driven primarily by sub-advisory relationships through which we are appointed to manage others' products. In late 2001, we began managing the HighMark Growth Fund, a large-cap growth fund offered and distributed by HighMark Capital Management, a subsidiary of Union Bank of California. This appointment resulted in gross and net sales of $306.3 million and $239.1 million, respectively.

        We also continued to increase the breadth of our selling agreements with third-party organizations, which numbered 47 at December 31, 2001 and 6 at December 31, 2000. We believe that the number of selling agreements, and the number of relationships through which we obtain sales, will continue to increase in 2002.

Legend

        Legend retirement advisors distribute our Funds and variable products, among others, through Legend's advisor sales force. At December 31, 2001, Legend had 290 registered retirement advisors in 22 Legend offices located primarily in the eastern part of the United States. Legend retirement advisors sold $39.9 million of our mutual funds in 2001, representing approximately 12% of their 2001 sales. Since its acquisition in 2000, Legend's advisors have sold $78.0 million of our mutual fund products. These retirement advisors are not included in our discussion of our proprietary sales force.

Investment Product Sales

Sales of proprietary investment products are summarized as follows:
(excluding Legend sales, money market fund sales and sales at net asset value)

	2001	2000	1999
	(in millions)
Front-end load sales (Class A)	$1,322.2	1,590.3	1,329.0
Variable products (Target)	1,110.6	656.1	413.7

Front-load product total	2,432.8	2,246.4	1,742.7
Back-end load sales (Class B)	238.0	367.5	355.8
Level-load sales (Class C)	112.1	233.5	51.3

Deferred-load product total	350.1	601.0	407.1
Total retail	$2,782.9	2,847.4	2,149.8
Institutional and separate accounts	1,602.8	1,077.1	1,096.0

Total sales	$4,385.7	3,924.5	3,245.8

        Sales of our InvestEd portfolios, which are organized as a "fund of funds," are included in the table above.

Funds and Asset Management

        We serve as underwriter for, and investment advisor to, the Advisors Funds, the W&R Funds, the Target Funds, and InvestEd and distribute variable annuity and variable life insurance products offering the Target Funds. We also serve as a registered investment advisor that provides investment management and advisory services to institutional clients and other separately managed accounts.

        We offer the Funds' shareholders a broad range of investment products designed to attract and retain clients with varying investment objectives. The predominant style of our mutual funds is growth equity.

This investment strategy emphasizes investments at attractive valuations in companies that the portfolio managers believe can produce above average growth in earnings. According to an annual Barron's/Lipper fund-family survey ranking investment performance of mutual fund complexes, overall, our complex ranked in the top 12th percentile and top 25th percentile for the five-year and ten-year periods ended December 31, 2001, respectively.

        For the twelve months ended December 31, 2001, our Funds had the following characteristics:

  •
  83% of assets under management invested in equity funds, 13% invested in fixed income funds and 4% invested in money market funds.

  •
  22% of our equity funds ranked in the top quartile of funds with similar objectives, as ranked by Lipper, Inc.

  •
  11% of our equity funds ranked in the top 10% of funds with similar objectives, as ranked by Lipper, Inc.

  •
  92% of our equity assets rated by Morningstar have four or five stars. This ranks us fourth out of the top 30 fund complexes.

  •
  82% of our long-term assets (excluding money market assets) rated by Morningstar have four or five stars, which ranks us seventh if compared to the top 40 fund complexes in the U.S.

        Our largest mutual fund, the Advisors Core Investment Fund, is focused on large capitalization in core equity and had the following fees and net asset values:

  •
  management fees of $42.3 million (9% of total Company revenues) and a net asset value of $6.8 billion for or as of the year ended December 31, 2001.

  •
  management fees of $50.0 million (10% of total Company revenues) and a net asset value of $8.5 billion for or as of the year ended December 31, 2000.

  •
  management fees of $44.4 million (12% of total Company revenues) and a net asset value of $8.4 billion for or as of the year ended December 31, 1999.

        Our base of assets under management consists of a broad range of domestic and international stock, bond, and money market mutual funds that meet the varied needs and objectives of our individual and institutional investors. We periodically introduce new products designed to complement and expand our investment product offerings, to respond to competitive developments in the financial marketplace and to meet the changing needs of clients. As part of broadening product distribution, during 2001 we added the Target Value Portfolio and two additional products, InvestEd and SPA, both of which are discussed below.

        On July 1, 2001, we expanded our SPA product for use by our entire sales force. For tax-advantaged portfolios, this product incorporates a predictive, dynamic asset allocation system that reallocates the asset classes within model portfolios. The system utilizes a form of "artificial intelligence" overseen by our portfolio managers to optimize return within specified parameters based on ongoing economic and financial information. Clients choose from five model portfolios, with objectives from conservative to aggressive, based on the individual's goals, risk tolerance, and other factors. Each of the portfolios is comprised of a variety of Advisors Funds ranging from money market and fixed income funds to domestic and international equity funds.

        On October 1, 2001, we launched InvestEd, our 529 college savings plan. InvestEd was established under the Arizona Family College Savings Program, created by the state of Arizona as a qualified state tuition program in accordance with Section 529 of the Internal Revenue Code. It is offered through a partnering arrangement with Securities Management & Research, Inc. ("SM&R"), a Houston-based subsidiary of American National Insurance Company, of Galveston, Texas. Together, we were selected by the state of Arizona as the exclusive provider of investment products and services through the Arizona

Family College Savings Program. InvestEd provides for post-secondary education savings that allow anyone to open an account and invest for higher education expenses. Investments in 529 plans grow tax-deferred until withdrawn and, beginning in 2002, withdrawals for qualified higher education expenses are free from Federal income tax. InvestEd is available nationally through our financial advisors and has been organized as a "fund of funds," with three portfolios made up of various Advisors Funds. InvestEd's Growth, Balanced and Conservative portfolios are customized based on the beneficiary's college time horizon and the appropriate level of investment risk for that time horizon. The assets in our InvestEd portfolios are reflected in our Advisors Funds Class A, B and/or C shares.

        In addition to performing investment management services for the Funds, we act as an investment advisor for institutional and other private investors. We receive a fee that is generally based on a percentage of assets under management for our services as an investment advisor. Some separate accounts allow for additional fees contingent upon certain relative performance measurements being met. Assets under management for institutional and separate accounts totaled $5.5 billion at December 31, 2001. For the years ended December 31, 2001, 2000 and 1999, overall investment management fees from institutional and separate accounts were approximately $24.8 million, $28.7 million and $13.9 million, or approximately 12%, 11% and 8% of total investment management fees, respectively.

        Ending and average assets under management for the last three years were:

	2001		2000		1999
	Ending	Average	Ending	Average	Ending	Average
	(in millions)
Advisors Funds
Equity	$18,358	19,376	22,524	24,008	22,626	18,123
Fixed income	3,039	2,936	2,815	2,925	3,190	3,464
Money market	1,081	1,044	1,045	827	812	693

	22,478	23,356	26,384	27,760	26,628	22,280
W&R Funds
Equity	1,290	1,374	1,590	1,776	1,785	1,261
Fixed income	74	68	65	69	82	88
Money market	14	13	11	3	—	—

	1,378	1,455	1,666	1,848	1,867	1,349
Target Funds
Equity	3,059	3,112	3,465	3,456	3,113	2,415
Fixed income	302	264	225	227	237	243
Money market	99	79	52	55	64	58

	3,460	3,455	3,742	3,738	3,414	2,716
Total Mutual Funds
Equity	22,707	23,862	27,579	29,240	27,524	21,799
Fixed income	3,415	3,268	3,105	3,221	3,509	3,795
Money market	1,194	1,136	1,108	885	876	751

	27,316	28,266	31,792	33,346	31,909	26,345
Institutional and Separate Accounts	5,490	5,065	4,933	5,642	5,393	3,953

Total Assets Under Management	$32,806	33,331	36,725	38,988	37,302	30,298

        Assets in our InvestEd portfolios, which are organized as a "fund of funds" and are made up of various Advisors Funds, are included in the table above.

Funds Summary

        The following table sets forth, for 11 broad management styles, the net assets under management as of December 31, 2001, the name of the Fund, and the year in which each Fund was first offered to the public. The specific objectives of the Funds fall into 18 different categories as determined by Lipper.

Management Style	Net Assets at December 31, 2001 (in millions)	Fund	Year of Inception
Large Capitalization Growth	$1,006	Advisors Retirement Shares	1972
	2,126	Advisors Accumulative	1940
	2,650	Advisors Science and Technology	1950
	1,847	Advisors Vanguard	1969
	49	Advisors Tax-Managed Equity	2000
	29	W&R Large Cap Growth	2000
	146	W&R Science and Technology	1997
	6	W&R Tax-Managed Equity	2000
	995	Target Growth	1987
	267	Target Science and Technology	1997

	$9,121
Mid Capitalization Growth	$1,253	Advisors New Concepts	1983
	22	W&R Mid Cap Growth	2000

	$1,275
Small Capitalization Growth	$629	Advisors Small Cap	1999
	532	W&R Small Cap Growth	1992
	359	Target Small Cap	1994

	$1,520
Large Capitalization Core Equity	$6,763	Advisors Core Investment	1940
	398	W&R Core Equity	1992
	912	Target Core Equity	1991

	$8,073
Large Capitalization Value	$294	Advisors Value	2000
	44	Target Value	2001

	$338
International Equity	$1,022	Advisors International Growth	1970
	103	W&R International Growth	1992
	187	Target International	1994

	$1,312
Balanced and Asset Allocation	$510	Advisors Continental Income	1970
	210	Advisors Asset Strategy	1995
	55	W&R Asset Strategy	1995
	178	Target Balanced	1994
	115	Target Asset Strategy	1995

	$1,068
Tax-Exempt Bonds	$742	Advisors Municipal Bond	1976
	427	Advisors Municipal High Income	1986
	27	W&R Municipal Bond	1992

	$1,196
High Yield Bonds	$766	Advisors High Income	1979
	20	W&R High Income	1997
	116	Target High Income	1987

	$902
Taxable Investment Grade Bonds	$655	Advisors Bond	1964
	198	Advisors Government Securities	1982
	251	Advisors Global Bond	1986
	26	W&R Limited-Term Bond	1992
	16	Target Limited-Term Bond	1994
	171	Target Bond	1987

	$1,317
Money Market	$1,065	Advisors Cash Management	1979
	16	Advisors Municipal Money Market	2000
	14	W&R Money Market	2000
	99	Target Money Market	1987

	$1,194

Total	$27,316

Regulation

        Virtually all aspects of our business are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to protect investment advisory clients and shareholders of registered investment companies. Under such laws and regulations, agencies and organizations that regulate investment advisors, broker-dealers, and transfer agents like us have broad administrative powers, including the power to limit, restrict, or prohibit an advisor, broker-dealer, or transfer agent from carrying on its business in the event that it fails to comply with such laws and regulations. In such event, the possible sanctions that may be imposed include, but are not limited to, the suspension of individual employees or agents, limitations on engaging in certain lines of business for specified periods of time, revocation of investment advisor and other registrations, censures, and fines.

        Our business is subject to regulation at both the federal and state level by the Securities and Exchange Commission (the "SEC") and other regulatory bodies. Certain of our subsidiaries are registered with the SEC under the Advisers Act and the Funds are registered with the SEC under the ICA and various filings are made with states under applicable state laws. The Advisers Act imposes numerous obligations on registered investment advisors including fiduciary duties, recordkeeping requirements, operational requirements, and disclosure obligations. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act, ranging from censure to termination of an investment adviser's registration. The failure of one of our registered subsidiaries to comply with applicable SEC requirements could have a material adverse effect on us. Two of our subsidiaries, W&R and Legend, are also registered as broker-dealers with the SEC and are subject to regulation by the National Association of Securities Dealers, Inc.'s ("NASD") subsidiary, NASD Regulation, Inc. ("NASDR"), and various states. The failure of one of our registered subsidiaries to comply with applicable NASD requirements could have a material adverse effect on us. Another of our subsidiaries, WRSCO, is registered as a transfer agent under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

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

        W&R is also a member of the Securities Investor Protection Corporation ("SIPC"); however, W&R does not carry customer accounts, as they are maintained through the Funds. In its capacity as a broker-dealer, W&R is required to maintain certain minimum net capital and cash reserves for the benefit of its customers, which may limit its ability to pay dividends. W&R's net capital, as defined by NASD regulations, currently exceeds all minimum requirements.

        Various regulations cover certain investment strategies that may be used by the Funds for hedging and/or speculative purposes. To the extent that the Funds purchase futures contracts, options on futures contracts, and foreign currency contracts, the Funds are subject to the commodities and futures regulations of the Commodity Futures Trading Commission. Under the SEC rules and regulations promulgated pursuant to the Federal securities laws, we are subject to periodic examination by the SEC. We are also subject to periodic examination by NASDR. Our most recent examination by the SEC was in February 1999. Our most recent examination by NASDR was in October 2001. Legend, acquired on March 31, 2000, was examined by the NASDR in June 2001 and by the SEC in January 1999. ACF, acquired in August 1999, was examined by the SEC in March 2000. To date, no enforcement actions have resulted from any of those examinations.

Competition

        We are subject to substantial competition in all aspects of our business. We compete with hundreds of other mutual fund management, distribution, and service companies that distribute their fund shares through a variety of methods, including affiliated and unaffiliated sales forces, broker-dealers, and direct sales to the public of shares offered at a low or no sales charge. Many larger mutual fund complexes have developed relationships with brokerage houses with large distribution networks, which may enable these fund complexes to reach broader client bases. We compete with firms offering similar services and products to ours, such as American Express Financial Advisors Inc. and Edward Jones & Co, as well as other independent financial advisors. In addition, we compete with brokerage and investment banking firms, insurance companies, banks and other financial institutions, and businesses offering other financial products in all aspects of their businesses. Although no single company or group of companies dominates the mutual fund management and services industry, many are larger than us, have greater resources and offer a wider array of financial services and products. Competition is based on the methods of fund share distribution, the ability to develop investment products for certain market segments, the ability to meet the changing needs of investors, the ability to achieve superior investment management performance, the type and quality of shareholder services, and the success of sales promotion efforts. We believe that competition in the mutual fund industry will increase as a result of increased flexibility afforded to banks and other financial institutions to sponsor mutual funds and distribute mutual fund shares, and as a result of consolidation and acquisition activity within the industry. In addition, barriers to entry into the investment management business are relatively few, and thus, we anticipate that we will face a growing number of competitors. Many of our competitors in the mutual fund industry are larger, better known, have penetrated more markets and have more resources than those of the Company.

        The distribution of mutual fund and other investment products has undergone significant developments in recent years, which has increased the competitive environment in which we operate. These developments include the introduction of new products, including exchange traded funds, introduction of service fees payable to broker-dealers that provide continual service to clients in connection with their mutual fund investments, the development of complex distribution systems with multiple classes of shares, the introduction of separately managed accounts—previously available only to institutional investors—to individuals, and growth in the number of mutual funds offered. At December 31, 2001, Lipper followed 34,952 U.S. Registered Funds, each U.S. Registered Fund representing a specific share class, consisting of open-end funds, closed-end funds, and variable product underlying funds that collectively had $7.3 trillion in assets.

        Our financial advisors compete primarily with large and small broker-dealers, independent financial advisors and insurance representatives. The market for financial advice and planning is extremely fragmented, consisting primarily of relatively small companies with fewer than 100 investment professionals. Competition is based on sales techniques, personal relationships and skills, the quality of financial planning products and services, the quality of the financial and insurance products offered, and the quality of service.

        Our national advertising campaign, launched in 1998, continues to focus on the important aspects of our business and increase our name recognition. In 2001, our spending was less than in prior years but still enabled us to provide promotional support in all of the approximately 150 markets where we have proprietary division offices.

Employees/Financial Advisors

        At December 31, 2001, we had 1,430 full-time employees, consisting of 627 home office employees, 145 division managers, 7 associate managers, 8 regional vice presidents, 187 field office support personnel, 121 employees of acquired subsidiaries, and 335 district managers and district supervisors who are also counted as financial advisors.

        Our proprietary sales force is comprised of 3,165 financial advisors, including 2,830 financial advisors who are independent contractors and 335 district managers and district supervisors who are considered both employees with respect to their management responsibilities of the sales force and also independently contracted financial advisors with respect to their selling activities. Legend also had 290 retirement advisors considered to be independent contractors at December 31, 2001. The combined total of financial advisors and retirement advisors was 3,455.

ITEM 2. Properties

        Prior to March 7, 2001, we owned and occupied two home office buildings used in the normal course of business as our corporate headquarters, including a 116,000 square foot building located at 6300 Lamar Avenue, Overland Park, Kansas, and another 113,000 square foot building located at 6301 Glenwood Avenue, Overland Park, Kansas. On March 7, 2001, we entered into a sale-leaseback arrangement, in which we sold our two home office buildings and the associated land to an unrelated third party and leased them back for a period of fifteen years. The leaseback has been accounted for as an operating lease. The net proceeds from this sale were $28.2 million and resulted in an unrealized gain of approximately $1.3 million, which was deferred and is being amortized over the term of the operating lease. We also lease 9,723 square feet in the immediate area for additional headquarters operations. W&R leases division and district office space, totaling 648,178 square feet, for its proprietary sales force in various cities and towns in the United States. Legend occupies two leased office buildings, one at 4600 East Park Drive and the other at 3920 RCA Boulevard, both in Palm Beach Gardens, Florida, used in the normal course of business totaling 25,475 square feet. Legend does not lease office space for its sales force. ACF occupies one leased office building at 755 East Mulberry, San Antonio, Texas, used in the normal course of business totaling 15,090 square feet.

ITEM 3. Legal Proceedings

        Certain of our subsidiaries are involved from time to time in various legal proceedings and claims incident to the normal conduct of their businesses. On the basis of information presently available and advice received from counsel, other than the items listed below, it is the opinion of management that such legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on our financial condition or results of operations.

UILIC Litigation

        As previously disclosed, we are in litigation with UILIC over the terms of a compensation agreement signed in July 1999 by UILIC and W&R (the "Letter Agreement"). The compensation is paid monthly by UILIC to us on variable annuities underwritten by UILIC and distributed by us. The agreement provides for us to be paid annual compensation of 0.25% on all variable annuity policies' assets under management on variable policies issued after January 1, 2000 ("Post-1999 assets"), and annual compensation of 0.20% on variable annuity policies' assets under management on variable policies issued before that date ("Pre-2000 assets"). The validity and duration of that Letter Agreement has been challenged by UILIC in a complaint filed in May 2000, in the Circuit Court of Jefferson County, Alabama. Payment of compensation on the Pre-2000 assets was halted effective April 30, 2001 by order of the Alabama Circuit Court, concurrent with the termination of the Principal Underwriting Agreement by UILIC. This order prevents us from collecting fees on Pre-2000 assets after April 30, 2001 unless we prevail on the validity of the Letter Agreement at trial and we are successful in reversing the order on appeal. If successful on appeal, additional compensation on the Pre-2000 assets owed to us since April 30, 2001 would be approximately $3.3 million to date. The reversal of this order would also restore monthly compensation on the Pre-2000 assets on a going forward basis. Payment of the monthly compensation on the Post-1999 assets was never interrupted and is continuing pending the outcome of the trial.

        At trial, which commenced on February 19, 2002, UILIC seeks the return of all compensation, plus interest, on the Pre-2000 assets and the Post-1999 assets and the discontinuation of this compensation going forward. The amount collected to date is approximately $11.0 million. In addition, UILIC has asserted tort damage claims against W&R, including, among others, conversion, breach of fiduciary duty and tortious interference, regarding the replacement of UILIC variable policies with Nationwide variable policies by our customers. In previous filings with the Alabama Circuit Court, UILIC claimed damages of approximately $35.0 million, including punitive damages, with regard to those causes of action. UILIC has since revised its damage estimate at trial and increased it to $63.0 million, plus punitive damages. We have counterclaimed against UILIC for fraud, breach of contract, and loss of business opportunity with damages claimed in the amount of approximately $7.8 million.

NASD Arbitration

        On August 7, 2001, a NASD Dispute Resolution Arbitration Panel entered an award of $27.6 million against W&R. The award was made upon the conclusion of an arbitration proceeding conducted in New York arising from a complaint by Stephen Sawtelle, a former W&R financial advisor. In the arbitration, this advisor claimed that after his termination on February 10, 1997, W&R engaged in conduct that tortiously interfered with his prospective business relations and violated provisions of the Connecticut Unfair Trade Practices Act ("CUTPA"). In the award, the Panel found W&R liable and directed payment of approximately $1.8 million in compensatory damages, plus attorney's fees of $747,000. It also held that W&R had violated CUTPA and ordered the payment of punitive damages in the amount of $25.0 million. On August 8, 2001, the former advisor filed a petition with the Supreme Court of the State of New York, County of New York, seeking to confirm the award. W&R is in the process of seeking to have the award vacated or modified. All pleadings, motions, and briefs regarding the confirmation, modification, or vacating of the award have been filed with the Supreme Court of the State of New York. The Supreme Court of the State of New York has declined to hear oral arguments and will decide the case based on the submitted briefs only. We anticipate that the Court will issue its ruling by the end of the year. In the opinion of management, the eventual size of the award, if any, is not determinable at this time, and therefore a liability has not been recorded in the consolidated financial statements of Waddell & Reed Financial, Inc. related to this matter.

ITEM 4. Submission of Matters to a Vote of Security Holders

        No matter was submitted during the fourth quarter of the 2001 fiscal year to a vote of the security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

        Our Class A common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "WDR." The closing price of our Class A common stock on March 1, 2002 was $30.73.

        On April 25, 2001, our stockholders approved an Agreement and Plan of Merger by and between the Company and WDR Sub, Inc., one of the Company's wholly-owned subsidiaries, with the Company to remain as the surviving corporation. The merger effected a combination of our Class A and Class B common stock on a one-for-one basis. Prior to the merger, our Class A and Class B common stock had the same rights, powers and preferences, except that the Class A common stock was entitled to one vote per share and the Class B common stock was entitled to five votes per share. Effective as of the end of business on April 30, 2001, each share of our Class B common stock was converted into one share of Class A common stock and the number of Class A authorized shares increased from 150,000,000 to 250,000,000 to account for the termination of the 100,000,000 authorized Class B shares. We terminated the Class B common stock registration under the Exchange Act and it is no longer listed or traded on the NYSE. Our Class A common stock will continue to be registered under the Exchange Act and will continue to be listed and traded on the NYSE under the symbol "WDR." All per-share and share outstanding data in the consolidated financial statements and notes thereto have been restated to reflect this combination.

        On May 31, 2000, Standard & Poor's added Waddell & Reed Financial, Inc. to its S&P MidCap 400 Index of mid-range capitalization U.S. stocks. Within the index, we are included in the Financial Economic sector and the Investment Banking/Brokerage industry group.

        On February 23, 2000, we declared a three-for-two stock split on our Class A and then outstanding Class B common stock payable on April 7, 2000 to stockholders of record as of March 17, 2000. All per-share and share outstanding data in the consolidated financial statements and related notes retroactively reflect the stock split for all periods presented.

        The table sets forth, for the periods indicated, the reported high and low closing sale prices of our Class A and Class B common stock, as reported on the NYSE, as well as the cash dividends paid for these time periods:

Class A
Market Price

	2001			2000
Quarter	High	Low	Dividends Per Share	High	Low	Dividends Per Share
1	$36.01	$27.00	$.0884	$28.21	$16.63	$.0884
2	34.50	24.71	.0884	34.81	23.38	.0884
3	33.89	24.03	.0884	40.00	29.63	.0884
4	32.20	24.31	.0884	38.88	29.94	.0884

Year-end closing prices of our Class A common stock for 2001 and 2000, respectively were: $32.20 and $37.63.

Class B *
Market Price

	2001					2000
Quarter	High		Low		Dividends Per Share	High	Low	Dividends Per Share
1	$35.70		$26.77		$.0884	$26.00	$15.38	$.0884
2	31.33	*	24.73	*	.0884	31.75	21.38	.0884
3	N/A		N/A		N/A	38.13	26.63	.0884
4	N/A		N/A		N/A	37.50	28.94	.0884

The year-end closing price of our Class B common stock for 2000 was $37.50.

* On April 30, 2001, our Class B common stock closed at a price of $30.43 and we combined our Class A and Class B common stock on a one-for-one basis.

Stockholders

        According to the records of our transfer agent, we had 4,746 holders of record of Class A common stock as of February 28, 2002, compared to 3,908 holders of record of Class A common stock and 4,117 holders of record of then existing Class B common stock as of March 6, 2001. We believe that a substantially larger number of beneficial owners hold such shares in depository or nominee form.

Dividends

        In our two most recent fiscal years, we paid cash dividends of $0.0884 per share on our Class A common stock in each fiscal quarter and $0.0884 per share on our Class B common stock in each fiscal quarter up to, and including, the second quarter of 2001. We intend, from time to time, to pay cash dividends on our common stock as our Board of Directors deems appropriate, after consideration of our operating results, financial condition, cash requirements, compliance with covenants in our revolving credit facility and such other factors as the Board of Directors deems relevant. We anticipate that quarterly dividends will continue to be paid.

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

	For the Years Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share data and number of financial advisors)
Revenues from:
Investment management fees	$214,242	253,774	178,612	137,823	117,784
Underwriting and distribution fees	203,535	202,879	126,318	106,615	89,427
Shareholder service fees	59,381	53,436	41,525	33,808	30,763

Revenues excluding investment and other income	477,158	510,089	346,455	278,246	237,974

Total revenues	482,562	520,702	356,657	287,289	241,772
Net income	107,167	139,005	81,767	83,735	70,292
per common share—basic	1.33	1.67	0.91	0.85	0.71
per common share—diluted	1.28	1.60	0.89	0.84	0.71
Net income excluding Special items (1)	112,249	139,005	96,382	88,060	74,696
per common share—basic (1)(2)	1.39	1.67	1.08	0.89	0.75
per common share—diluted (1)(2)	1.35	1.60	1.05	0.89	0.75
Dividends per common share	$0.35	0.35	0.35	0.35	—
Advisor and productivity data (excluding Legend):
Retail investment product sales	2,782,947	2,847,447	2,149,842	1,827,526	1,518,257
Number of financial advisors (end of period)	3,165	2,865	2,611	2,370	2,160
Average number of financial advisors	2,972	2,632	2,432	2,175	2,072
Investment product sales per advisor	$936	1,081	884	840	733

	As of December 31,
	2001	2000	1999	1998	1997
	(in millions)
Assets under management	$32,806	$36,725	$37,302	$27,744	$23,417
Balance sheet data:
Goodwill	173.7	180.2	113.0	95.9	98.8
Total assets (3)	433.1	422.2	335.1	327.2	447.0
Short-term debt	28.0	—	125.3	40.1	—
Long-term debt	198.3	175.0	—	—	—
Total liabilities (4)	319.3	280.6	208.7	120.0	676.9

(1)
Excludes a pre-tax write-off in 2001 of $8.2 million ($5.1 million net of tax) relating to expected forgiveness of stock loans. Excludes a pre-tax write-off in 1999 of $19.0 million relating to restructuring mutual fund products and a pre-tax loss of $4.6 million from the sale of real estate properties, for a combined effect of $14.6 million (net of tax). Excludes impact of interest relating to notes with Torchmark Corporation ("Torchmark") for 1998 and 1997 that were prepaid with proceeds from the IPO. Excludes special charges in 1997 relating to discontinuation of internal systems and information systems outsourcing.

(2)
The number of shares used to compute earnings per share for 1997 was the number of shares outstanding at the IPO.

(3)
Includes amounts due from Torchmark of $192.7 million for 1997.

(4)
Includes amounts due to Torchmark of $611.6 million for 1997.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Item includes statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. All statements, other than statements of historical facts included in this Form 10-K regarding our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. All forward-looking statements included in this Form 10-K are based on information available to us on the date hereof, and we assume no obligation to update such forward-looking statements. Although we believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct or that we will take any actions that may presently be planned. Certain important factors that could cause actual results to differ materially from our expectations are disclosed in the "Risk Factors" section of this Form 10-K, which include, without limitation, the adverse effect from a decline in securities markets or if our products' performance declines, failure to renew investment management agreements, adverse results of litigation and/or arbitration, acts of terrorism and/or war, competition, changes in government regulation, availability and terms of capital and acquisition strategy. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

        The following should be read in conjunction with the "Selected Financial Data" and our Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

Results of Operations

Overview

        We derive our revenues primarily from providing investment management, distribution, and administrative services to the Funds and managed institutional and separate accounts. Investment management fees, our most substantial source of revenues, are based on the amount of assets under management and are affected by sales levels, financial market conditions, redemptions, and the composition of assets. Underwriting and distribution revenues, another substantial source of revenues, consist of sales charges and commissions derived from sales of investment and insurance products, distribution fees, as well as advisory services of Legend and ACF. The products sold have various sales charge structures and the revenues received from sales of products vary based on the type and amount sold. Rule 12b-1 distribution fees earned for distributing certain mutual fund shares are based upon a percentage of assets and fluctuate based on sales, redemptions, and financial market conditions. Service fees include transfer agency fees, custodian fees for retirement plan accounts, and portfolio accounting fees.

Summary of Operating Results

        For the years ended December 31, 2001, 2000, and 1999:

	2001		2000		1999
	Amount	% of revenues	Amount	% of revenues	Amount	% of revenues
	(in thousands)
Operating revenues:
Investment management fees	$214,242	44.4	253,774	48.7	178,612	50.1
Underwriting and distribution fees	203,535	42.2	202,879	39.0	126,318	35.4
Shareholder service fees	59,381	12.3	53,436	10.3	41,525	11.6

Revenues excluding investment and other income	477,158	98.9	510,089	98.0	346,455	97.1
Investment and other income	5,404	1.1	10,613	2.0	10,202	2.9

Total revenues	482,562	100.0	520,702	100.0	356,657	100.0
Operating expenses:
Underwriting and distribution (2)	185,575	38.4	183,222	35.1	124,938	35.1
Compensation and related costs	57,229	11.8	57,331	11.0	44,944	12.6
General and administrative	29,940	6.2	28,498	5.5	19,245	5.4
Amortization of goodwill	6,649	1.4	5,502	1.1	3,224	0.9
Depreciation	5,567	1.2	3,613	0.7	2,162	0.6

Total operating expenses (1)(2)	284,960	59.0	278,166	53.4	194,513	54.6
Other Items:
Interest expense	18,286	3.8	14,590	2.8	6,546	1.8

Total expenses	303,246	62.8	292,756	56.2	201,059	56.4

Income before income taxes (1)(2)	$179,316	37.2	227,946	43.8	155,598	43.6

(1)
Excludes a $19.0 million pre-tax charge for write off of deferred selling costs and a $4.6 million pre-tax loss on sale of real estate in 1999.

(2)
Excludes a $8.2 million pre-tax ($5.1 million net of tax) charge in 2001 for write-off of the expected forgiveness of stock loans.

Total Revenues

2001 over 2000

        Revenues excluding investment and other income decreased by $32.9 million, or 6%, to $477.2 million in 2001 compared to 2000. Total revenues, which include investment and other income, were $482.6 million in 2001, a 7% decrease from 2000. Income before income taxes and 2001 special charges decreased by 21%

to $179.3 million in 2001 compared to 2000. Income before income taxes and 2001 special charges as a percentage of total revenues was 37.2% in 2001 and 43.8% in 1999. Legend, acquired March 31, 2000, contributed $37.8 million to 2001 revenues, an increase of $1.3 million from 2000. ACF contributed $8.6 million to 2001 revenues, a decrease of $2.2 million.

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

Investment Management Fee Revenues

        Investment management fee revenues are earned for providing investment advisory services to the Funds and to institutional and separate accounts.

2001 over 2000

        Investment management fees decreased by $39.5 million, or 16%, in 2001 compared with 2000, reflecting the 15% decrease in average assets under management. The 16% decline in the market, represented by the daily average close of the S&P 500 Index in 2001 compared to 2000, is the primary cause of the decrease in average assets under management. Approximately $35.7 million, or 90%, of the decline in revenue was directly attributable to the decline in mutual fund management fees caused by the 15% decrease in average mutual fund assets. In 2001, mutual fund management fee rates declined from 67.5 basis points in 2000 to 67.0 basis points of average mutual fund assets under management.

        Management fee revenues from institutional and separate accounts declined by $3.9 million, or 14%, compared to 2000. Institutional and separate account average assets under management declined 10% during 2001. In 2001, performance based fees earned on institutional and separately managed accounts were $2.8 million lower than in the same period last year, thereby causing a larger decline in revenue than the related average assets. Removing the impact of performance based fees in 2000 and 2001, management fees for institutional and separate accounts decreased 4%. In 2001, the average management fee rate for institutional and separate accounts improved to 47.4 basis points from 44.6 basis points as new business with higher fee rates offset lower performance based fees and lost business with substantially lower rates.

2000 over 1999

        The increase in management fee revenues came from both mutual fund and institutional and separate account business. Revenue from mutual fund management fees comprised 89% of total management fee revenue. In 2000, mutual fund revenue increased $60.3 million, or 37%, to $225.0 million. Average mutual fund assets under management increased 27% to $33.3 billion. Effective July 1, 1999, management fee arrangements were restructured, increasing the overall mutual fund management fee rates by approximately 8 basis points. In 2000, management fee revenue from mutual funds increased at a greater rate than that of mutual fund average assets due to a full year of benefit from the restructured rates. The average management fee rate for mutual funds improved from 62.5 basis points in 1999 to 67.5 basis points in 2000, representing approximately $16.7 million in management fee revenues.

        Management fee revenues from institutional and separate account business accounted for 11% of total management fee revenue. Revenue from these accounts increased by $14.8 million, or 107%, to $28.7 million in 2000. Average institutional and separate account assets under management increased 43%

to $5.6 billion. The average management fee rate for institutional and separate accounts increased from 30.6 basis points to 44.6 basis points. This increase was partially attributable to the acquisition of ACF in August of 1999, as well as new accounts added with higher fee rates. Certain managed accounts lost during the year had significantly lower rates than those currently in effect. Managed assets of ACF contributed $6.8 million, or 46%, to the increase in revenues from institutional and separate accounts. Certain separate accounts allow for additional fees contingent upon certain relative performance measurements being met. These performance fees were $2.8 million in 2000 and $1.2 million in 1999.

Underwriting and Distribution Fee Revenues

        Underwriting and distribution fee revenues are derived primarily from sales commissions charged on front-load mutual funds, variable annuities, and other insurance products. Revenues are also derived from Rule 12b-1 asset-based service and distribution fees, and to a lesser extent from financial planning fees, insurance sales commissions, and asset-based fees earned on Strategic Portfolio Allocation ("SPA"), deferred-load, and variable annuity products.

2001 over 2000

        Underwriting and distribution fee revenue increased by $0.7 million in 2001. Legend, acquired March 31, 2000, contributed $32.0 million to the current year's underwriting and distribution fee revenues, an increase of $0.6 million compared with 2000.

        Certain investment product sales, namely Class A share mutual funds with front-end load charges and variable annuity products, generate commission revenues based on sales volume as well as fees collected for financial plans. In 2001, commission revenues from front-load investment products were $130.7 million, a decrease of $3.8 million, or 3%, from 2000, while sales of these products increased 8%. Sales of variable products were $1.1 billion in 2001 compared with $0.7 billion in 2000, an increase of 69%. Included in variable product sales in 2001 is $589.5 million of commissionable variable annuity exchanges. Front-load revenues decreased while the related sales increased due to significantly lower commission rates on commissionable variable annuity exchanges and a larger number of new sales in 2001 of variable products with a lower commission structure. Overall, commission rates on variable annuity products declined from 7.7% in 2000 to 5.8% in 2001.

        The increase in commissionable variable annuity exchanges resulted primarily from our clients exchanging their UILIC policies into Nationwide policies offering more attractive features and service (see additional discussion in Item 3. "Legal Proceedings"). While these exchanges are beneficial to our clients individually, at the corporate level, they are unproductive in that they divert the efforts of our advisors away from selling new products and thus, they do not increase our assets under management. Since these exchanges are much less profitable over the long-term, advisor compensation is structured to discourage the activity. Despite this disincentive, the volume is a direct result of having more competitive Nationwide variable products available to our advisors for their use in providing the best service possible to our clients.

        Asset-based fee revenues earned on deferred-load products (Class B and Class C shares), declined 9%, or $1.6 million, primarily due to the 11% decline in related assets under management. This decline in assets was largely the result of stock market depreciation. Asset-based fee revenues earned on our SPA products introduced in the third quarter of 2001 contributed $2.0 million to 2001 revenues. Additionally, greater insurance product sales during the current year generated an increase in distribution revenue of $3.3 million.

2000 over 1999

        Underwriting and distribution fee revenue increased by 61% in 2000 to $202.9 million. Legend, acquired March 31, 2000, contributed $31.4 million to 2000 underwriting and distribution fee revenues. Excluding Legend's contribution, the increase was $45.1 million, or 36%. Certain investment product sales, namely Class A share mutual funds with front-end load charges and variable annuity products, generate commissions based on sales volume as well as fees collected for financial plans. These commissions increased by $27.4 million, or 30%, in 2000 over 1999. Sales of these products increased by 28%. Over 90% of variable product sales are variable annuity products. Variable annuity product sales were especially strong in 2000, growing 57%, while Class A share sales grew 20%. Agency commissions paid by the underwriting insurance companies have higher commission rates than that of Class A share mutual funds causing revenues to increase at a higher rate than sales. The average commission rate for variable annuity products in 2000 was 7.7%, compared with the average commission rate for front-end mutual funds of 4.4%. In addition, an enhanced variable annuity compensation agreement with UILIC effective January 1, 2000 added $7.3 million of asset-based fees to revenues in 2000 (see additional discussion in Item 3. "Legal Proceedings"). Revenues from deferred load investment products (Class B and Class C shares) are primarily derived from a 0.75% 12b-1 distribution fee on these assets, and to a lesser extent from contingent deferred sales charges on early redemption of shares. These revenues increased by $5.5 million, or 49%, as average assets in these share classes increased by $779.9 million. The remaining increase in revenue came from higher revenues from insurance products, other mutual funds, and fees from financial plans.

Shareholder Service Fee Revenues

        Shareholder service fee revenues include transfer agency fees, custodian fees from retirement plan accounts, and portfolio accounting fees.

2001 over 2000

        Shareholder service fee revenue increased by $5.9 million, or 11%, to $59.4 million in 2001 due primarily to the increase in the average number of accounts serviced. The average number of shareholder accounts increased 10% to 2.06 million in 2001. Shareholder service fee revenue, excluding Legend's custodial contribution, is comprised 83% of transfer agency revenue and 13% of custodial fee revenue, representing 90% of total service revenue. Legend contributed an increase to service fee revenue of $0.6 million for 2001.

2000 over 1999

        In 2000, shareholder service fee revenues increased by $11.9 million, or 29%, to $53.4 million. Excluding Legend's custodial service fee revenue contribution of $5.1 million, shareholder service fees increased by 16% due primarily to a 15% increase in the average number of accounts serviced. Shareholder service fee revenue, excluding Legend's custodial contribution, is comprised 82% of transfer agency revenue and 13% of custodial fee revenue, representing 95% of total service revenue. Transfer agency and retirement plan custodial fees are primarily based on annual charges per account and fluctuate based on the number of accounts serviced. The average number of shareholder accounts was 1.88 million in 2000 compared with 1.64 million in 1999.

Underwriting and Distribution Expense

        Underwriting and distribution expense includes costs associated with the marketing, promotion, and distribution of our products. The primary costs are commissions and other compensation paid to financial advisors, sales management and other marketing personnel, plus overhead expenses relating to field offices, sales programs, and marketing and advertising.

2001 over 2000

        Underwriting and distribution expenses, comprised of direct and indirect costs, were $193.8 million for 2001, an increase of $10.5 million, or 6%, compared with 2000. In the third quarter of 2001, we recorded a special charge of $8.2 million pre-tax, or $5.1 million after-tax, for the write-off of stock loans. This non-cash charge relates to promissory notes that were extended to a select group of financial advisors and sales managers to facilitate their ownership of our stock at our IPO in March of 1998 and drive future advisor productivity and retention growth. This charge results from financial advisors and sales managers having now collectively met the productivity requirements of the stock loan program, such that the notes are expected to be forgiven. Excluding this charge, the increase in expense was $2.3 million, or 1%. Direct expenses, expenses relating to sales volume such as commissions, advisor incentive compensation, and commission overrides paid to field management, decreased $6.3 million, or 5%, in correlation with the 2% decline in retail investment product sales. Indirect expenses, expenses that do not fluctuate directly with sales volume or sales revenues, increased $16.8 million, or 32%, and comprised 36% of underwriting and distribution expenses in 2001 compared with 29% in 2000. Some of the more significant increases in indirect expenses for 2001 were for stock loans of $8.2 million, facilities costs for field offices of $2.8 million, general and administrative costs associated with marketing our products of $2.2 million, and field office sales administration support compensation of $1.3 million. Legend, acquired March 31, 2000, contributed an increase to indirect expenses in 2001 of $1.7 million, reflecting a full year of contribution to our operations. Our distribution margin for 2001 was 4.8% and 9.7% in 2000. Excluding the one-time charge for stock loans, our margin was 8.8%.

        In 2001, we incurred expenses of $2.1 million for underwriting related to third-party distributors. While third-party distribution efforts do not create underwriting revenues, the collection of assets results in future investment management fee revenues. The distribution margin excluding this expense and the special charge for stock loans was 9.9%.

2000 over 1999

        Underwriting and distribution expenses for 2000 were $183.2 million, an increase of $58.3 million, or 47%, compared with 1999. Legend's operations contributed $25.2 million to underwriting and distribution expenses. Excluding Legend's contribution, the increase was 27%. Over 70% of underwriting and distribution expenses are direct expenses relating to sales volume such as commissions, advisor incentive compensation, and commission overrides paid to field management. These costs increased $23.7 million, or 26%, as sales volume increased 21%. Other indirect costs for sales offices, compensation to marketing support personnel, advertising, and sales program costs do not fluctuate directly with sales volume or sales revenues. These costs increased by $6.3 million, or 18%, in 2000 compared with 1999. The major items included in indirect costs include sales program financing costs of $8.6 million, group health and accident insurance of $3.4 million, field office sales administration support compensation of $5.8 million, and facilities costs for field offices of $11.6 million. Our distribution margin, excluding Legend, was 7.8% compared with 1.1% for the same period in 1999. Margin improvement was attributable to enhanced compensation agreements on certain products and also to the fact that growth in sales exceeded that of fixed costs such as sales support, which do not fluctuate with sales volume.

Compensation and Related Costs

        Compensation and related costs are expenses incurred to compensate our home office employees and the headquarter employees of Legend and ACF. The primary expenses are base salaries and incentive compensation, but also include payroll taxes, group health and life insurance, and pension and 401(k) savings plan costs.

2001 over 2000

        Compensation and related costs for 2001 were essentially flat at $57.2 million, compared with $57.3 million for 2000. Over 80% of compensation costs are base salaries and incentive compensation. Average headcount for 2001 increased 11% which contributed to the increase in base salaries of 14%. The increase in base salaries was offset with a somewhat larger decrease in incentive bonus compensation. The other components of compensation, group insurance and savings plan costs, increased slightly due to the increase in headcount.

2000 over 1999

        Compensation and related costs for 2000 were $57.3 million, an increase of $12.4 million, or 28%, compared to 1999. ACF contributed $3.9 million in 2000 and $1.2 million from the time of acquisition in August 1999 through December 31, 1999. Legend, acquired March 31, 2000, contributed $1.3 million to these costs in 2000. Excluding these acquisitions, compensation increased 19%, or $8.4 million, from $43.7 million to $52.1 million. Salaries and incentive compensation account for over 80% of total compensation. Remaining costs included payroll taxes, group life and health insurance and pension and savings plan costs. Salaries and incentive bonus compensation increased 21% and 22%, respectively, due primarily to the increase in personnel and annual raises. Other compensation costs increased at a much lower rate of 11% due to lower expenses for group health and accident insurance, as well as certain pension costs.

General and Administrative Expense

        General and administrative expenses are operating costs other than those related to compensation and to distribution efforts, including, but not limited to, computer services and software costs, telecommunications, facilities costs of our home offices, costs of professional services, and insurance. We recover certain of our general and administrative costs related to underwriting and distribution through Rule 12b-1 service and/or distribution fees, which are paid by the Funds.

2001 over 2000

        General and administrative expenses increased by 5%, or $1.4 million, to $29.9 for 2001. Cost containment in certain discretionary overhead items was offset by an increase in legal costs and facilities costs. On March 7, 2001, we completed the sale of our two home office buildings to an unrelated third party and entered into an agreement with them to lease the buildings back for a period of fifteen years, thereby resulting in additional expense of $2.0 million during 2001 for rent.

2000 over 1999

        General and administrative expenses increased by $9.3 million, or 48%, to $28.5 million for 2000. ACF contributed $1.0 million in 2000 and $0.5 million from the time of acquisition in August 1999 through December 31, 1999. Legend, acquired March 31, 2000, contributed $3.2 million to these costs in 2000. Excluding these costs from recently acquired companies, general and administrative expenses increased by $5.6 million, or 29%, a result of investments made to facilitate growth, notably in computer systems and services and costs associated with implementing new funds and share classes. Also contributing to the increase were higher rental and facilities costs from expanding operations.

Investment and other income

2001 over 2000

        Investment income declined by $5.2 million, or 49%. In 2001, realized gains from the sale of investment securities were $2.1 million less than in 2000. In 2000, investment and other income included $2.5 million of realized gains from the sale of investment securities sold to partially fund the Legend acquisition. Less interest was earned on investments in the current year due to lower average interest rates. The average investment in commercial paper was $50.6 million in 2001 compared with $53.9 million in 2000. The decreased average investment in commercial paper paired with lower short-term interest rates yielded a $1.6 million decline in income on these investments. The average commercial paper rate declined from 6.6% in 2000 to 3.9% in 2001. Overall, average invested cash and marketable securities were $142.9 million in 2001 compared with $136.7 million in 2000.

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

Depreciation

2001 over 2000

        Depreciation of property and equipment increased by $2.0 million, or 54%, in 2001 to $5.6 million. With the construction of a second home office building placed into service in late 2000, we purchased additional furniture and fixtures, which have relatively short useful lives, contributing an increase to depreciation expense of $0.8 million in 2001. Both home office buildings were sold in a sale-leaseback arrangement on March 7, 2001. The additional furniture and fixtures purchased in 2001 more than offset the decrease in depreciation expense associated with the sale-leaseback of the buildings. Other less significant sources of increase in depreciation expense were additions to capitalized software, leasehold improvements and machinery and equipment.

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

Interest expense

2001 over 2000

        Interest expense increased $3.7 million, or 25%, in 2001. The average balance on the combined short-term and long-term debt outstanding was $246.2 million for 2001 and $195.8 million for 2000. The average interest rate applied, excluding other costs, was 7.05% for 2001 and 7.01% for 2000. The total outstanding debt balance at December 31, 2001 was $226.3 million, of which $28.0 million was short-term.

2000 over 1999

        On August 15, 2000, we filed a $400.0 million universal shelf registration whereby proceeds received could be used for general corporate purposes, including repaying short-term debt outstanding. On January 18, 2001, we issued $200.0 million in principal amount 7.5% senior notes due in 2006, resulting in net proceeds of approximately $197.6 million which was used to repay short-term debt outstanding and for general corporate purposes. As a result, for purposes of the financial statements at December 31, 2000, all short-term debt outstanding in the amount of $175.0 million was reclassified as long-term.

        Interest expense increased $8.0 million in 2000. The average balance on debt outstanding was $195.8 million for 2000 and $106.1 million for 1999. The average interest rate applied, excluding other costs, was 7.01% for 2000 and 5.73% for 1999.

Contingent Purchase Price Payments for Acquisitions

        On March 31, 2000, we acquired Legend in a business combination accounted for as a purchase. Legend was a privately-held mutual fund distribution and retirement planning company based in Palm Beach Gardens, Florida. Legend serves employees of school districts and other not-for-profit organizations nationwide and uses strategic asset allocation services based on proprietary systems. The purchase agreement provides for additional purchase price payments contingent upon the achievement by Legend of specified earnings levels for the years 2000, 2001 and 2002. These contingent payments could aggregate to as much as $14.0 million. For 2000, the specified earnings level was met and an additional purchase price payment in the amount of $4.0 million was made and recorded as an addition to goodwill. Because earnings levels were not met during 2001, there were no purchase price payments required to be made under the agreement.

        On August 9, 1999, we acquired ACF, a privately-held investment management firm based in San Antonio, Texas. ACF manages investments for trusts, high net worth families and individuals, and pension plans of corporations, hospitals, schools, labor unions, endowments and foundations. The purchase agreement provides for additional contingent purchase price payments in two situations. First, these payments could be made if ACF achieves specified earnings levels for the years 2000 through 2004, aggregating to as much as $8.7 million, plus interest. Second, payments could also be made if ACF earns a specified performance fee from Encino Investment Partners GP LLC ("Encino") for the management of Encino Partners LP, a private investment fund, for the years 2000 through 2004, aggregating to as much as $2.0 million, plus interest. In 2000, ACF met both payment requirements in the purchase agreement and a contingent purchase price payment was earned and recorded as an addition to goodwill in the aggregate amount of $9.3 million. As of December 31, 2001, we are no longer obligated to make any additional contingent purchase price payments to ACF based on their achievement of specified earnings levels as the maximum amount of $8.7 million was earned in 2000. For the year ended December 31, 2001, ACF did not meet the specified performance requirements necessary to earn a payment for their management of Encino Partners LP; however, we may be obligated to make future contingent purchase price payments, not to exceed $1.6 million, plus interest, if ACF earns the specified performance fee from Encino in the years 2002 through 2004.

Sale-Leaseback of Real Estate

        On March 7, 2001, we entered into a sale-leaseback arrangement, in which we sold our two home office buildings and the associated land to an unrelated third party and leased them back for a period of fifteen years. The leaseback has been accounted for as an operating lease. The net proceeds from this sale were $28.2 million and resulted in an unrealized gain of approximately $1.3 million, which was deferred and is being amortized over the term of the operating lease. For the year ended December 31, 2001, we recognized $61 thousand of this deferred gain as a reduction of rent expense.

Debt Offering

        On January 18, 2001, we completed a debt offering of $200.0 million in principal amount 7.5% senior notes due in 2006, resulting in net proceeds of approximately $197.6 million (net of discounts, commissions and estimated expenses.) The notes represent senior unsecured obligations and are rated "Baa2" by Moody's and "BBB" by Standard & Poor's. The notes pay interest semi-annually on January 18 and July 18 at a rate of 7.5% per annum. Proceeds from the notes were used to repay short-term debt and for general corporate purposes. Total long-term debt outstanding as of December 31, 2001 was $198.3 million.

Loss on the Sale of Real Estate

        During 1998, we participated in a limited partnership with TMK Income Properties, LP ("TIP"). We contributed land and four income producing multi-tenant commercial buildings adjacent to our headquarters in Overland Park, Kansas in exchange for a limited partnership interest in TIP in 1997. This transaction was classified as Investment in Real Estate in our consolidated balance sheets. In late 1998, we ceased participation in TIP. In exchange for our limited partnership interest, we received the property we had originally contributed to TIP. We also reimbursed TIP $5.9 million for improvements made to that property while it was in the partnership. Effective December 28, 1999, we sold this investment in multi-tenant real estate properties to unrelated third parties. Net proceeds from the sale were $16.5 million, which resulted in a $4.6 million pre-tax loss.

New Product Introduction

        On July 1, 2001, we expanded our Strategic Portfolio Allocation ("SPA") product for use by our entire sales force. For tax-advantaged portfolios, the SPA product incorporates a predictive, dynamic asset allocation system that reallocates the asset classes within model portfolios. The system utilizes a form of "artificial intelligence" overseen by our portfolio managers to optimize return within specified parameters based on ongoing economic and financial information. Clients choose from five model portfolios, with objectives from conservative to aggressive, based on the individual's goals, risk tolerance, and other factors. Each of the portfolios is comprised of a variety of Advisors Funds ranging from money market and fixed income funds to domestic and international equity funds.

        On October 1, 2001, we launched InvestEd, our 529 college savings plan. InvestEd was established under the Arizona Family College Savings Program, created by the state of Arizona as a qualified state tuition program in accordance with Section 529 of the Internal Revenue Code. It is offered through a partnering arrangement with Securities Management & Research, Inc. ("SM&R"), a Houston-based subsidiary of American National Insurance Company, of Galveston, Texas. Together, we were selected by the state of Arizona as the exclusive provider of investment products and services through the Arizona Family College Savings Program. Our InvestEd plan provides for post-secondary education savings that allow anyone to open an account and invest for higher education expenses. Investments in 529 plans grow tax-deferred until withdrawn and, beginning in 2002, withdrawals for qualified higher education expenses are free from Federal income tax. InvestEd is available nationally through our financial advisors and has been organized as a "fund of funds," with three portfolios made up of various Advisors Funds. InvestEd's Growth, Balanced and Conservative portfolios are customized based on the beneficiary's college time horizon and the appropriate level of investment risk for that time horizon. The assets in our InvestEd portfolios are reflected in our Advisors Funds Class A, B and/or C shares.

Funds Restructuring and Write-off of Deferred Selling Costs

        We began restructuring our mutual fund products in the fourth quarter of 1999. Due to their non-industry-standard structure, the W&R Funds' Class B shares (back-end sales charge shares) were closed for new sales and were converted into Class C shares (level-load sales charge shares) in March 2000, which have an industry standard structure. Concurrently, the Advisors Funds began offering Class B shares and Class C shares. These were in addition to the already offered Class A shares (front-end sales charge shares) and Class Y shares (institutional shares). Upon conversion of the W&R Class B shares, no contingent deferred sales charges were collected for any converted share redemptions. A new W&R Fund Class B share was opened to investors in July 2000. The deferred selling costs related to the W&R Funds' Class B shares in the amount of $19.0 million (pre-tax) were written off on November 30, 1999 concurrent with the necessary approvals for share conversion. By offering additional classes of mutual fund shares and closing funds with non-industry standard structures, our mutual funds are more consistent with that of the industry, provide our clients with more choices and greater value, and accommodate additional changes for strategic distribution flexibility.

        Additionally in July 2000, we renamed our two retail mutual fund families. The United Group of Mutual Funds was renamed the Waddell & Reed Advisors Group of Mutual Funds, which are available for sale primarily through our proprietary sales force and Legend advisors; select Advisors Funds are also for sale through third-party distribution channels in very limited circumstances. Concurrently, the Waddell & Reed Funds family was renamed W&R Funds, which are available for sale through our proprietary sales force, Legend advisors, and select third-party distribution channels. At the same time the fund families were renamed, we added Class A and Class B shares to the W&R Funds, which had existing Class C and Class Y shares.

Nationwide and BISYS

        On October 23, 2000, we executed an agreement with Nationwide Financial Services, Inc. ("Nationwide") to provide a broad span of private label insurance and retirement products for use by W&R and Legend financial advisors. Effective December 31, 2001, UILIC terminated its General Agent Contract with us. As such, we are no longer authorized to sell UILIC products through our proprietary sales force. The selection of Nationwide to provide insurance and retirement products increases the breadth and competitiveness of such products available to our financial advisors. Nationwide has developed several different products for distribution by our investment advisors including variable annuities, fixed annuities, life insurance and retirement products. During 2001, we also entered into an agreement with BISYS. BISYS distributes a number of life insurance and disability products underwritten by various carriers which are offered for sale through our proprietary sales force.

Income Taxes

        Our effective income tax rates were 37.4%, 39.0% and 38.1%, in 2001, 2000 and 1999, respectively.

Liquidity and Capital Resources

        Our primary source of liquidity is cash provided by operations. At December 31, 2001, we had $91.7 million in cash and cash equivalents and $62.7 million in marketable investment securities. The cash and cash equivalents balance included a balance of $17.3 million for the benefit of customers in compliance with securities industry regulations. Net cash provided by operating activities was $141.8 million for 2001 compared to $173.9 million for 2000 due primarily to lower net income from operations.

        Net cash used in investing activities in 2001 was $10.3 million, a decrease of $49.5 million from 2000. The acquisition of Legend on March 31, 2000 used $60.3 million of cash. During 2000, we sold $45.3 million of investment securities to partially fund the Legend acquisition. Purchase agreements with ACF and Legend provide for additional purchase price payments contingent upon the achievement of specified levels of earnings. The specified levels of earnings for 2000 were met and accordingly, additional payments were made during 2001 in the amount of $13.3 million. Proceeds from the sale-leaseback of our two home office buildings in the first quarter of 2001 provided $28.2 million. Additions to investment securities exceeded proceeds from sales and maturity of investment securities by $6.2 million in 2001. Other investing activities in 2001 used $19.1 million for the additions of property and equipment compared to $30.4 million in 2000.

        In 2001, we used $107.9 million in net financing activities, compared with $107.0 million in 2000. On January 18, 2001, we issued $200.0 million in principal amount 7.5% senior notes due in 2006, resulting in net proceeds of approximately $197.6 million (net of discounts, commissions, and other expenses). Net cash provided by all borrowings totaled $51.0 million in 2001. We have available to us a 364-day revolving credit facility with various lenders for a total of $235.0 million, whereby the banks could, at their option upon our request, expand the facility to $330.0 million. At December 31, 2001, there was no balance outstanding under the line of credit. At December 31, 2001, our outstanding long-term debt was $198.3 million. In 2001, we used debt proceeds to repurchase 4.8 million shares of common stock, the aggregate cost of which was $141.8 million. The average price per share of these repurchases was $29.65. Since the inception of our share repurchase program in November of 1998, we have repurchased 24% of our common stock issued at our IPO. As of December 31, 2001, we had 19.5 million common shares in treasury at a cost of $420.7 million. We also paid $28.6 million in cash dividends in 2001. Total common shares outstanding as of December 31, 2001 were 80.2 million.

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

Contractual Obligations and Commitments

        Our obligations and commitments to be paid in 2002 and 2003 represent commitments under non-cancelable operating leases in the amount of $14.0 million and $12.5 million, respectively.

Recently Issued Accounting Standards

        In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. It also specifies the types of acquired intangible assets that require recognition and reporting separately from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions in the statement. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121").

        We adopted the provisions of SFAS 141 upon its issuance and SFAS 142 effective January 1, 2002. As of January 1, 2002, we are no longer amortizing goodwill. On the date of adoption of SFAS 142, in accordance with SFAS 141, we performed an evaluation of our goodwill that was acquired in prior business combinations to identify intangible assets that require recognition and reporting apart from goodwill and concluded that we have no separately identifiable intangible assets requiring recognition apart from goodwill. Also on the date of adoption of SFAS 142, in accordance with that statement, we performed a goodwill impairment assessment and concluded that no impairment of goodwill exists at the date of adoption.

        We had unamortized goodwill in the amount of $173.7 million at December 31, 2001. As a result of the adoption of SFAS 142, it is anticipated that amortization expense related to goodwill will be approximately $6.6 million lower for 2002 than that which would have been recognized under prior accounting rules. Amortization expense related to goodwill was $6.6 million and $5.5 million for the years ended December 31, 2001 and 2000, respectively.

Seasonability and Inflation

        We do not believe our operations are subject to significant seasonal fluctuations. We do not believe that inflation has had a significant impact on operations.

Events of September 11, 2001

        Fortunately, none of our employees were lost or injured and none of our properties or records were damaged as a result of the terrorist attacks that occurred in the United States on September 11, 2001. Although our operations during that week were severely hampered by the temporary disruption of the financial markets, management does not believe the impact was material. However, although we believe the basic elements of our business that are in our control are sound, at this time, we are unable to predict the long-term impact of these events, on either our industry as a whole or our operations and financial condition in particular.

Risk Factors

        We Are At Risk Of Litigation Which Could Result In Substantial Costs To Us And Adversely Impact Our Earnings    We are in litigation with United Investors Life Insurance Company ("UILIC"), and other related parties over terms of a compensation agreement we entered into in July 1999. Pursuant to the agreement, UILIC was to pay us compensation at varying rates on variable annuities underwritten by UILIC and distributed by us. In May 2000 UILIC challenged the validity and duration of that agreement and subsequently asserted various contractual and tort damage claims against us regarding our replacement of UILIC variable policies with Nationwide variable policies. All claims and counterclaims asserted in the action will be decided at trial which began on February 19, 2002.

        In August 2001, a NASD Dispute Resolution Arbitration Panel entered an award of $27.6 million against Waddell & Reed, Inc. The award arose from a complaint by a former financial advisor of the Company. The Panel directed payment of approximately $1.8 million in compensatory damages, plus attorney's fees of $747,000. It also ordered the payment of punitive damages in the amount of $25 million. The former advisor filed a petition seeking to confirm the award and we are seeking to have the award vacated or modified. It is anticipated that the New York Supreme Court will make a decision regarding the award sometime in 2002.

        These litigation matters could result in substantial costs to the Company and divert resources and management's attention from operations. Such costs and diversions could have an adverse impact on our business and results of operations. See Item 3. "Legal Proceedings."

        We Could Experience Adverse Effects Due To Strong Competition From Numerous And Sometimes Larger Companies.    We compete with stock brokerage firms, investment banking firms, insurance companies, banks, Internet investment sites, and other financial institutions. Many of these companies not only offer mutual fund investments and services but also offer an ever-increasing number of other financial products and services. Many of our competitors have more products and product lines, services and brand recognition and may also have substantially greater assets under management. Many larger mutual fund complexes have developed relationships with brokerage houses with large distribution networks, which may enable those fund complexes to reach broader client bases. In recent years, there has been a trend of consolidation in the mutual fund industry resulting in stronger competitors with greater financial resources than us. There has also been a trend toward online Internet financial services. If existing or potential customers decide to invest with our competitors instead of with us, our market share, revenues, and income would decline.

        The Terms Of Our Credit Facility Impose Restrictions on Our Operations. There Are No Assurances We Will Be Able To Raise Additional Capital.    We have entered into a 364-day revolving credit facility with various lenders for a total of $235.0 million, whereby the banks could, at their option upon our request, expand the facility to $330.0 million. In August 2000, we also began utilizing money market loans, which function similarly to commercial paper. At December 31, 2001, there was no balance outstanding under the line of credit and the outstanding balance related to the money market loans was $28.0 million. The terms and conditions of our revolving credit facility and the money market loans impose restrictions that affect, among other things, our ability to incur additional debt, make capital expenditures and acquisitions, merge, sell assets, pay dividends, and create or incur liens. Our ability to comply with the financial covenants set forth in the credit facility can be affected by events beyond our control and there can be no assurance that we will achieve operating results that will comply with such terms and conditions, a breach of which could result in a default under the credit facility. In the event of a default, the banks could elect to declare the outstanding principal amount of our credit facility, all interest thereon, and all other amounts payable under our credit facility to be immediately due and payable.

        Our ability to meet our cash needs and satisfy our debt obligations will depend upon our future operating performance, asset values, perception of our creditworthiness, and indirectly, the market value of our stock. These factors will be affected by prevailing economic, financial and business conditions and other circumstances, some of which are beyond our control. We anticipate that borrowings from our existing credit facility or its refinancing and/or cash provided by operating activities will provide sufficient funds to finance our business plans, meet our operating expenses, and service our debt requirements as they become due. However, in the event that we require additional capital, there can be no assurance that we will be able to raise such capital when needed or on satisfactory terms, if at all, and there can be no assurance that we will be able to refinance our credit facility upon its maturity or on favorable terms. If we are unable to raise capital or obtain financing, we may be forced to incur unanticipated costs or revise our business plans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

        Regulatory Risk Is Substantial In Our Business.    Our investment management business is heavily regulated. Noncompliance with applicable laws or regulations could result in sanctions being levied against us, including fines and censures, suspension or expulsion from a certain jurisdiction or market or the revocation of licenses. Noncompliance with applicable laws or regulations would adversely affect our reputation, prospects, revenues, and earnings. In addition, changes in current laws or regulations or in governmental policies could adversely affect our operations, revenues, and earnings.

        There Are No Assurances That We Will Pay Future Dividends.    Our Board of Directors currently intends to continue to declare quarterly dividends on our Class A common stock; however, the declaration and payment of dividends is subject to the discretion of our Board. Any determination as to the payment of dividends, as well as the level of such dividends, will depend on, among other things, general economic and business conditions, our strategic plans, our financial results and condition, and contractual, legal, and regulatory restrictions on the payment of dividends by us or our subsidiaries. We are a holding company and, as such, our ability to pay dividends is subject to the ability of our subsidiaries to provide us with cash. There can be no assurance that the current quarterly dividend level will be maintained or that we will pay any dividends in any future period.

        Our Ability To Hire And Retain Key Personnel and Financial Advisors Is Significant To Our Success.    Our continued success depends to a substantial degree on our ability to attract and retain qualified personnel to conduct our fund management and investment advisory business. The market for qualified fund managers, investment analysts, and financial advisors is extremely competitive. We are dependent on our sales force and select third party distributors to sell our mutual funds and other investment products. Our growth prospects will be directly affected by the quality, quantity, and productivity of financial advisors we are able to successfully recruit and retain. There can be no assurances that we will be successful in our efforts to recruit and retain the required personnel.

        There May Be Adverse Effects On Our Revenues And Earnings If Our Funds' Performance Declines.    Success in the investment management and mutual fund businesses is dependent on the investment performance of client accounts. Good relative performance stimulates sales of the Funds' shares and tends to keep redemptions low. Sales of the Funds' shares in turn generate higher management fees and distribution revenues. Good relative performance also attracts institutional and separate accounts. Conversely, poor relative performance results in decreased sales, increased redemptions of the Funds' shares and the loss of institutional and separate accounts, resulting in decreases in revenues. Failure of our Funds to perform well could, therefore, have a material adverse effect on our revenues and earnings.

        There May Be Adverse Effects On Our Revenues, Earnings And Prospects If The Securities Markets Continue to Decline.    Our results of operations are affected by certain economic factors, including the level of the securities markets. We benefited from the favorable performance of the securities markets in recent years, which attracted a substantial increase in the investments in the securities markets. The securities markets have declined in recent months, however, and the continuation of adverse market conditions or continued volatility in the securities markets could result in investors withdrawing from the markets or decreasing their rate of investment, either of which could adversely affect our revenues, earnings, and growth prospects. Because our revenues are, to a large extent, investment management fees based on the value of assets under management, a decline in the value of these assets adversely affects our revenues. Our growth is dependent to a significant degree upon our ability to attract and retain mutual fund assets, and in an adverse economic environment, this may prove difficult. Our growth rate has varied from year to year and there can be no assurance that the average growth rates sustained in the recent past will continue. The combination of adverse markets reducing sales and investment management fees could compound on each other and materially affect earnings. Adverse conditions in the U.S. domestic stock market are particularly material to us due to high concentration of assets under management in that market.

        Potential Misuse Of Funds And Information In The Possession Of Our Employees and/or Advisors Could Result In Liability to Our Clients.    Our financial advisors handle a significant amount of funds for our clients as well as financial and personal information for our clients. Although we have implemented a system of controls to minimize the risk of fraudulent taking or misuse of funds and information, there can be no assurance that our controls will be adequate or that taking or misuse by our employees and/or financial advisors can be prevented. We could have liability in the event of a taking or misuse by our employees and/or financial advisors and we could also be subject to regulatory sanctions. Although we believe that we have adequately insured against these risks, there can be no assurance that our insurance will be maintained or that it will be adequate to meet any future liability.

        Systems Failure May Disrupt Our Business.    Our business is highly dependent on communications and information systems, including our mutual fund transfer agency system maintained by a third-party service provider. We are highly dependent on our ability to process a large number of transactions on a daily basis and also on the proper functioning of computer systems of third parties. We rely heavily on financial, accounting, and other data processing systems. If any of these do not function properly, we could suffer financial loss, business disruption, liability to clients, regulatory intervention, or damage to our reputation. If our systems are unable to accommodate an increasing volume of transactions, our ability to expand could be affected. Although we have back-up systems in place, we cannot be sure that any systems failure or interruption, whether caused by a fire, other natural disaster, power or telecommunications failure, acts of terrorism/war or otherwise will not occur, or that back-up procedures and capabilities in the event of any failure or interruption will be adequate.

        There May Be An Adverse Effect On Our Business If Our Investors Remove The Assets We Manage On Short Notice.     A majority of our revenues are derived from investment management agreements with our Funds that, as required by law, are terminable on 60 days' notice. Each investment management agreement must be approved and renewed annually by the disinterested members of each Fund's board or its shareholders, as required by law. Some of these investment management agreements may be terminated or may not be renewed, and new agreements may be unavailable. In addition, mutual fund investors may redeem their investments in the Funds at any time without any prior notice. Investors can terminate their relationship with us, reduce the aggregate amount of assets under management, or shift their funds to other types of accounts with different rate structures for any number of reasons, including investment performance, changes in prevailing interest rates, and financial market performance. The decrease in revenues that could result from any such event could have a material adverse effect on our business.

        Our Stockholders Rights Plan Could Deter Takeover Attempts.    Under certain conditions, the rights under our stockholders rights plan entitle the holders of such rights to receive shares of our Class A common stock having a value equal to two times the exercise price of the right. The rights are attached to each share of our outstanding Class A common stock and generally are exercisable only if a person or group acquires 15% or more of the voting power represented by our Class A common stock. Our stockholders rights plan could impede the completion of a merger, tender offer, or other takeover attempt even though some or a majority of our stockholders might believe that a merger, tender offer, or takeover is in their best interests, and even if such transactions could result in our stockholders receiving a premium for their shares of our stock over the then current market price of our stock.

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

        We May Have Difficulty Executing Our Acquisition Strategy, Which Could Negatively Impact Our Growth.    Our business strategy contemplates our selective pursuit of acquisitions and alliances that will add new products or alternative distribution systems to accelerate earnings growth. There can be no assurance that we will find suitable acquisition candidates at acceptable prices, have sufficient capital resources to realize our acquisition strategy or be successful in entering into definitive agreements for desired acquisitions. In addition, we have limited experience in finding, acquiring and integrating other companies and we may not be successful in the integration of acquired companies. An acquisition may not prove to add new products or distribution systems or otherwise be advantageous to us.

        Our Holding Company Structure Results in Structural Subordination and May Affect Our Ability to Fund Our Operations and Make Payments on Our Debt.    We are a holding company and, accordingly, substantially all of our operations are conducted through our subsidiaries. As a result, our cash flow and our ability to service our debt, including our $200.0 million senior notes, are dependent upon the earnings of our subsidiaries. In addition, we are dependent on the distribution of earnings, loans, or other payments by our subsidiaries to us. Our subsidiaries are separate and distinct legal entities. Our subsidiaries have no obligation to pay any amounts due on our debt or provide us with funds for our payment obligations, whether by dividends, distributions, loans, or other payments. In addition, any payment of dividends, distributions, loans, or advances to us by our subsidiaries could be subject to statutory or contractual restrictions. Payments to us by our subsidiaries will also be contingent upon our subsidiaries' earnings and business considerations. Our right to receive any assets of any of our subsidiaries upon their liquidation or reorganization, and therefore the right of the holders of our debt to participate in those assets, would be effectively subordinated to the claims of that subsidiary's creditors, including trade creditors. In addition, even if we were a creditor of any of our subsidiaries, our rights as a creditor would be subordinate to any security interest in the assets of our subsidiaries and any indebtedness of our subsidiaries senior to that held by us.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to market risk from changes in interest rates. Our cash equivalents, short-term investments and outstanding short-term debt are subject to variable interest rates. We have not used derivative instruments to offset the exposure to changes in interest rates. Changes in interest rates are not expected to have a material impact on our results of operations.

        As noted in Item 7, our revenues and net income are based in part on the value of the investment portfolios managed. Accordingly, financial market declines will negatively impact our assets under management and, in turn, our revenues and profitability.

ITEM 8. Financial Statements and Supplementary Data

        Reference is made to the Consolidated Financial Statements referred to in the Index on page 40 setting forth our consolidated financial statements, together with the report of KPMG LLP dated February 19, 2002 on page 41.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        No disagreements with accountants on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure have occurred within our two most recent fiscal years.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

        Information required by this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 11. Executive Compensation

        Information required by this Item 11 is incorporated herein by reference to our definitive proxy statement for our 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

        Information required by this Item 12 is incorporated herein by reference to our definitive proxy statement for our 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 13. Certain Relationships and Related Transactions

        Information required by this Item 13 is incorporated herein by reference to our definitive proxy statement for our 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)	Financial Statements.
Reference is made to the Index to Consolidated Financial Statements on page 40 for a list of all financial statements filed as part of this Report.
(a)(2)	Financial Statement Schedules.
None.
(b)	Reports on Form 8-K.
We filed no reports on Form 8-K during the fourth quarter of 2001.
(c)	Exhibits.
Reference is made to the Index to Exhibits on page 65 for a list of all exhibits filed as part of this Report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Overland Park, State of Kansas, on March 8, 2002.

WADDELL & REED FINANCIAL, INC.
By:	/s/ KEITH A. TUCKER Keith A. Tucker Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ KEITH A. TUCKER Keith A. Tucker	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2002
/s/ HENRY J. HERRMANN Henry J. Herrmann	President, Chief Investment Officer and Director	March 8, 2002
/s/ JOHN E. SUNDEEN, JR. John E. Sundeen, Jr.	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 8, 2002
/s/ MARK A. SCHIEBER Mark A. Schieber	Vice President and Controller (Principal Accounting Officer)	March 8, 2002
/s/ ROBERT L. HECHLER Robert L. Hechler	Director	March 8, 2002
/s/ JERRY W. WALTON* Jerry W. Walton*	Director	March 8, 2002
/s/ RONALD C. REIMER* Ronald C. Reimer*	Director	March 8, 2002
/s/ WILLIAM L. ROGERS* William L. Rogers*	Director	March 8, 2002

/s/ DENNIS E. LOGUE* Dennis E. Logue*	Director	March 8, 2002
/s/ JAMES M. RAINES* James M. Raines*	Director	March 8, 2002
/s/ DANIEL C. SCHULTE Daniel C. Schulte	Vice President, General Counsel and Secretary	March 8, 2002

        *By:  Attorney-in-fact

WADDELL & REED FINANCIAL, INC.

Index to Consolidated Financial Statements

Independent Auditors' Report

The Board of Directors
Waddell & Reed Financial, Inc.:

        We have audited the accompanying consolidated balance sheets of Waddell & Reed Financial, Inc. and subsidiaries, as of December 31, 2001 and 2000 and the related consolidated statements of income, stockholders' equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Waddell & Reed Financial, Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Kansas City, Missouri
February 19, 2002

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2001 and 2000

	2001	2000
	(in thousands)
Assets:
Cash and cash equivalents	$91,682	68,082
Investment securities	62,693	57,639
Receivables:
Funds and separate accounts	13,329	13,963
Customers and other	16,520	21,477
Deferred income taxes	33	45
Prepaid expenses and other current assets	5,938	4,868

Total current assets	190,195	166,074

Property and equipment, net	41,750	55,453
Deferred sales commissions, net	12,949	10,108
Goodwill (net of accumulated amortization of $38,644 and $31,995)	173,684	180,173
Deferred income taxes	2,376	1,026
Other assets	12,151	9,352

Total assets	$433,105	422,186

Liabilities:
Accounts payable	$34,686	41,558
Accrued sales force compensation	13,478	18,741
Accrued other compensation	8,051	11,774
Short-term notes payable	28,000	—
Income taxes payable	14,056	126
Accrued purchase price liability for acquired subsidiaries	—	13,110
Other current liabilities	12,459	8,749

Total current liabilities	110,730	94,058

Long-term debt	198,336	175,000
Accrued pensions and post-retirement costs	8,991	11,295
Other	1,250	223

Total liabilities	319,307	280,576

Stockholders' equity:
Common stock—$0.01 par value: 250,000 shares authorized; 80,204 shares outstanding (83,411 in 2000)	997	997
Additional paid-in capital	252,261	251,990
Retained earnings	285,206	206,589
Deferred compensation	(1,262)	(10,950)
Cost of 19,497 shares in treasury (16,290 in 2000)	(420,681)	(305,008)
Accumulated other comprehensive income	(2,723)	(2,008)

Total stockholders' equity	113,798	141,610

Total liabilities and stockholders' equity	$433,105	422,186

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2001, 2000 and 1999

	2001	2000	1999
	(in thousands, except per share data)
Revenues:
Investment management fees	$214,242	253,774	178,612
Underwriting and distribution fees	203,535	202,879	126,318
Shareholder service fees	59,381	53,436	41,525
Investment and other income	5,404	10,613	10,202

Total revenues	482,562	520,702	356,657
Expenses:
Underwriting and distribution	193,771	183,222	124,938
Compensation and related costs	57,229	57,331	44,944
General and administrative	29,940	28,498	19,245
Depreciation	5,567	3,613	2,162
Amortization of goodwill	6,649	5,502	3,224
Interest expense	18,286	14,590	6,546
Loss on sale of real estate	—	—	4,592
Write-off of deferred selling costs	—	—	18,981

Total expenses	311,442	292,756	224,632

Income before provision for income taxes	171,120	227,946	132,025
Provision for income taxes	63,953	88,941	50,258

Net income	$107,167	139,005	81,767

Net income per share:
Basic	$1.33	1.67	0.91

Diluted	$1.28	1.60	0.89

Weighted average shares outstanding—basic	80,592	83,362	89,456
—diluted	83,423	86,895	91,548
Dividends declared per common share	$0.35	0.35	0.35

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

STATEMENT OF STOCKHOLDERS' EQUITY

Years ended December 31, 2001, 2000 and 1999

(in thousands)

	Common Stock						Accumulated other comprehensive income	Total Stockholders' equity (deficit)
			Additional Paid-in Capital	Retained Earnings	Deferred compensation	Treasury stock
	Shares	Amount
Balance at December 31, 1998	99,701	$997	245,939	47,325	(12,494)	(74,833)	202	207,136
Net income	—	—	—	81,767	—	—	—	81,767
Recognition of deferred compensation	—	—	—	—	1,370	—	—	1,370
Issuance of restricted shares and other	—	—	6	—	(122)	116	—	—
Dividends paid	—	—	—	(31,963)	—	—	—	(31,963)
Exercise of stock options	—	—	(15,964)	—	—	8,537	—	(7,427)
Tax benefit from exercise of options	—	—	8,453	—	—	—	—	8,453
Treasury stock repurchases	—	—	—	—	—	(132,180)	—	(132,180)
Unrealized loss on investment securities	—	—	—	—	—	—	(813)	(813)

Balance at December 31, 1999	99,701	997	238,434	97,129	(11,246)	(198,360)	(611)	126,343
Net income	—	—	—	139,005	—	—	—	139,005
Recognition of deferred compensation	—	—	—	—	1,625	—	—	1,625
Issuance of restricted shares and other	—	—	—	—	(1,329)	—	—	(1,329)
Dividends paid	—	—	—	(29,545)	—	—	—	(29,545)
Exercise of stock options	—	—	(19,499)	—	—	1,771	—	(17,728)
Tax benefit from exercise of options	—	—	33,055	—	—	—	—	33,055
Treasury stock repurchases	—	—	—	—	—	(108,419)	—	(108,419)
Unrealized loss on investment securities	—	—	—	—	—	—	(1,397)	(1,397)

Balance at December 31, 2000	99,701	997	251,990	206,589	(10,950)	(305,008)	(2,008)	141,610
Net income	—	—	—	107,167	—	—	—	107,167
Recognition of deferred compensation	—	—	424	—	9,688	—	—	10,112
Dividends paid	—	—	—	(28,550)	—	—	—	(28,550)
Exercise of stock options	—	—	(14,690)	—	—	26,145	—	11,455
Tax benefit from exercise of options	—	—	14,537	—	—	—	—	14,537
Treasury stock repurchases	—	—	—	—	—	(141,818)	—	(141,818)
Unrealized loss on investment securities	—	—	—	—	—	—	(715)	(715)

Balance at December 31, 2001	99,701	$997	252,261	285,206	(1,262)	(420,681)	(2,723)	113,798

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2001, 2000 and 1999

	2001	2000	1999
	(in thousands)
Net income	$107,167	139,005	81,767
Other comprehensive income:
Net unrealized appreciation (depreciation) of investments during the period, net of income taxes of $(416), $428, and $(387)	(680)	664	(616)
Reclassification adjustment for amounts included in net income, net of income taxes of $(21), $(1,290), and $(124)	(35)	(2,061)	(197)

Comprehensive income	$106,452	137,608	80,954

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2001, 2000 and 1999

	2001	2000	1999
	(in thousands)
Cash flows from operating activities:
Net income	$107,167	139,005	81,767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,798	9,268	5,386
Gain on sale of investments	(31)	(2,111)	(375)
Recognition of deferred compensation	10,112	1,625	1,370
Loss on sale and retirement of property and equipment	263	22	67
Write-off of deferred selling cost	—	—	18,981
Loss on sale of real estate	—	—	4,592
Capital gains and dividends reinvested	(252)	(1,394)	(471)
Deferred income taxes	(901)	5,559	(4,089)
Changes in assets and liabilities net of acquisition:
Receivables from funds and separate accounts	634	(1,435)	(6,788)
Other receivables	4,957	373	15,719
Other assets	(6,711)	(10,291)	(12,928)
Accounts payable	(6,872)	7,520	5,457
Other liabilities	20,627	25,794	4,699

Net cash provided by operating activities	141,791	173,935	113,387

Cash flows from investing activities:
Additions to investment securities	(10,204)	(15,609)	(13,001)
Proceeds from sales of investment securities	952	45,307	635
Proceeds from maturities of investment securities	3,069	1,185	27,995
Additions to property and equipment	(19,072)	(30,402)	(9,096)
Investment in real estate	—	—	551
Proceeds from sale-leaseback of real estate	28,233	—	—
Proceeds from sale of real estate	—	—	16,452
Acquisition of subsidiaries, (net of cash acquired)	—	(60,290)	(19,557)
Additional subsidiary purchase price payments	(13,269)	—	—

Net cash provided by (used in) investing activities	(10,291)	(59,809)	3,979

Cash flows from financing activities:
Proceeds from long-term borrowings	198,013	—	—
Net short-term borrowings (repayments)	(147,000)	50,000	85,000
Cash dividends	(28,550)	(29,545)	(31,963)
Purchase of treasury stock	(141,818)	(108,419)	(132,180)
Exercise of stock options	15,751	8,327	869
Other stock transactions	(4,296)	(27,384)	(8,295)

Net cash used in financing activities	(107,900)	(107,021)	(86,569)

Net increase in cash and cash equivalents	23,600	7,105	30,797
Cash and cash equivalents at beginning of year	68,082	60,977	30,180

Cash and cash equivalents at end of year	$91,682	68,082	60,977

Cash paid for:
Income taxes	$35,618	55,346	50,551
Interest	10,488	14,013	5,932

See accompanying notes to consolidated financial statements

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001, 2000 and 1999

1. Description Of Business

        Waddell & Reed Financial, Inc. and subsidiaries (hereinafter referred to as the "Company," "we," "our" and "us") derive revenues primarily from investment management, investment product underwriting and distribution, and shareholder services administration provided to the Waddell & Reed Advisors Group of Mutual Funds (the "Advisors Funds"), W&R Funds, Inc. ("W&R Funds"), W&R Target Funds, Inc. ("Target Funds") and Waddell & Reed InvestEd Portfolios, Inc. ("InvestEd") (collectively, the "Funds"), and managed institutional and separate accounts. The Funds and the institutional and separate accounts operate under various rules and regulations set forth by the Securities and Exchange Commission (the "SEC"). Services to the Funds are provided under contracts that set forth the fees to be charged for these services. The majority of these contracts are subject to annual review and approval by each Fund's board of directors and shareholders. Our revenues are largely dependent on the total value and composition of assets under management, which include mainly domestic equity securities, but also include debt securities and international equities. Accordingly, fluctuations in financial markets and composition of assets under management impact revenues and results of operations. The Advisors Core Investment Fund had a net asset value of $6.8 billion at December 31, 2001 and was our largest fund. For 2001, management fees from the Advisors Core Investment Fund were $42.3 million, or 9%, of total Company revenues.

        Prior to December 1997, we were known as United Investors Management Company. In the first quarter of 1998, our insurance operations, United Investors Life Insurance Company, were distributed to Torchmark Corporation and a subsidiary of Torchmark Corporation (together, "Torchmark"). We were wholly owned by Torchmark until March 4, 1998, when we completed the initial public offering of our Class A common stock (the "Offering"), realizing net proceeds of approximately $516 million. Approximately $481 million of the proceeds were used to prepay notes payable to Torchmark. After giving effect to the Offering and prior to November 6, 1998, Torchmark controlled in excess of 60% of the outstanding common stock, and in excess of 80% of the voting power of our outstanding common stock. On November 6, 1998, Torchmark distributed its remaining ownership interest in us by means of a tax-free spin-off to the stockholders of Torchmark.

2. Summary of Significant Accounting Policies

Basis of Presentation

        The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Amounts in the accompanying financial statements and notes are rounded to the nearest thousand unless otherwise stated. Certain amounts in the prior year financial statements have been reclassified for consistent presentation.

Use of Estimates

        Accounting principles generally accepted in the United States of America require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses in the consolidated financial statements and accompanying notes and related disclosures of commitments and contingencies. Estimates are used for, but are not limited to, depreciation and amortization, taxes and contingencies. Actual results could differ from those estimates.

Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand and short-term investments. We consider all highly liquid investments with original or remaining maturities of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents at December 31, 2001 and 2000 include amounts of $17.3 million and $21.9 million, respectively, for the benefit of customers in compliance with securities industry regulations. Substantially all cash balances are in excess of federal deposit insurance limits.

Disclosures About Fair Value of Financial Instruments

        Fair value for certain of our financial instruments, including cash and cash equivalents, short-term investments, receivables, payables, and long-term debt approximates carrying value. Fair values for investment securities are based on quoted market prices, where available. Otherwise, fair values are based on quoted market prices of comparable instruments.

Investment Securities and Investments in Affiliated Mutual Funds

        Our investments are comprised of U.S., state, and government obligations, corporate debt securities, and investments in affiliated mutual funds. Investments with maturities of less than one year are considered to be short-term. All investments are classified as available-for-sale or trading. As a result, these investments are recorded at fair value. For available-for-sale securities, unrealized holding gains and losses, net of related tax effects, are excluded from earnings until realized and are reported as a separate component of comprehensive income. For trading securities, unrealized holding gains and losses, net of related tax effects, are included in earnings. Realized gains and losses are computed using the specific identification method for investment securities other than mutual funds. For mutual funds, realized gains and losses are computed using the average cost method.

Comprehensive Income

        Comprehensive income consists of net income and unrealized gains and losses on available-for-sale securities and is presented in a separate consolidated statement of comprehensive income.

Property and Equipment

        Property and equipment is carried at cost. Depreciation is calculated using the straight-line method over the estimated useful life of the asset.

Software Developed for Internal Use

        Certain internal and external costs incurred in connection with developing or obtaining software for internal use are capitalized in accordance with the American Institute of Certified Public Accountants' Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." These capitalized costs are included in Property and equipment, net on the Consolidated Balance Sheets. Amortization begins when the software project is complete and continues over the estimated useful life of the software that was put into production.

Goodwill

        Goodwill, which represents the excess of purchase price over fair value of net assets acquired, arose in connection with our acquisition by Torchmark, our August 1999 acquisition of Austin Calvert & Flavin, Inc. ("ACF"), and our March 2000 acquisition of The Legend Group ("Legend"). Goodwill related to our acquisition by Torchmark was being amortized on a straight-line basis over 40 years. Goodwill related to our acquisition of ACF and Legend was being amortized on a straight-line basis over 25 years.

        In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. It also specifies the types of acquired intangible assets that require recognition and reporting separately from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions in the statement. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121").

        We have adopted the provisions of SFAS 141 upon its issuance and SFAS 142 effective January 1, 2002. As of January 1, 2002, we are no longer amortizing goodwill. On the date of adoption of SFAS 142, in accordance with SFAS 141, we performed an evaluation of our goodwill that was acquired in prior business combinations to identify intangible assets that require recognition and reporting apart from goodwill and concluded that we have no separately identifiable intangible assets requiring recognition apart from goodwill. Also, on the date of adoption of SFAS 142, in accordance with that statement, we performed a goodwill impairment assessment and concluded that no impairment of goodwill exists at the date of adoption.

        At December 31, 2001, we had unamortized goodwill in the amount of $173.7 million. Amortization expense related to goodwill was $6.6 million and $5.5 million for the years ended December 31, 2001 and 2000, respectively.

Deferred Sales Commissions

        We defer certain costs, principally sales commissions and related compensation, which are paid to financial advisors in connection with the sale of certain shares of mutual funds. These costs are recorded as an asset on the Consolidated Balance Sheets. In October 1999, we commenced the restructuring of our mutual fund products at which time the (non-industry standard) W&R Funds Class B shares were closed for new sales. As a result of the discontinuation of these shares, we wrote off the balance of related deferred selling costs in the amount of $19.0 million pre-tax in the fourth quarter of 1999. The discontinued W&R Funds' Class B shares were converted into W&R Funds Class C shares in March 2000. Upon conversion of the W&R Funds Class B shares, no contingent deferred sales charges were collected for any converted share redemptions. Prior to the write-off, the deferred selling costs associated with the discontinued W&R Funds Class B shares were being amortized over the life of the shareholder investments not to exceed ten years. A new (industry standard) W&R Fund Class B share was opened to investors in July 2000. The deferred costs associated with the sale of these new Class B shares are amortized on a straight-line basis over the life of the shareholders' investments not to exceed five years.

        Also in October 1999, the Advisors Funds began selling Class B and Class C shares and the W&R Funds began selling Class C shares. The deferred costs associated with the sale of Class B shares are amortized on a straight-line basis over the life of the shareholders' investments not to exceed five years. The deferred costs associated with the sale of Class C shares are amortized on a straight-line basis not to exceed twelve months. We recover such costs through 12b-1 distribution fees, which are paid by the Advisors Funds and the W&R Funds Class B and C shares along with contingent deferred sales charges paid by shareholders who redeem their shares prior to completion of the required holding periods.

Revenue Recognition

        Investment advisory fees are recognized as services are provided. These revenues are generally determined in accordance with contracts between our subsidiaries and their customers based upon a percentage of average assets under management. Service fees are recognized as contractual obligations are fulfilled or as services are provided. Commission revenues and expenses (and related receivables and payables) resulting from securities transactions are recorded on the date on which the order to buy or sell securities is executed.

Advertising and Promotion

        We expense all advertising and promotion costs as incurred. Advertising expense was $2.8 million, $4.2 million, and $4.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

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

Income Taxes

        Income tax expense is based on pre-tax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

3. Investment Securities (Available-for-sale and Trading)

        Investments at December 31, 2001 and 2000 are as follows:

2001	Amortized cost	Unrealized gains	Unrealized (losses)	Fair value
	(in thousands)
United States government-backed mortgage securities	$1,166	80	(10)	1,236
Municipal bonds	22,047	462	(1,505)	21,004
Corporate bonds	10,805	57	(622)	10,240
Affiliated mutual funds	32,713	—	(2,865)	29,848
Trading securities	365	—	—	365

	$67,096	599	(5,002)	62,693

2000	Amortized cost	Unrealized gains	Unrealized (losses)	Fair value
	(in thousands)
United States government-backed mortgage securities	$1,748	31	(30)	1,749
Municipal bonds	22,326	92	(2,187)	20,231
Corporate bonds	14,194	51	(538)	13,707
Affiliated mutual funds	22,235	248	(918)	21,565
Trading securities	387	—	—	387

	$60,890	422	(3,673)	57,639

        Municipal and corporate bonds held as of December 31, 2001 mature as follows:

	Amortized cost	Fair value
	(in thousands)
Within one year	$—	—
After one year but within five years	16,881	17,350
After five years but within ten years	—	—
After ten years	15,971	13,894

	$32,852	31,244

        Investment securities with fair value of $952 thousand, $45.3 million, and $635 thousand, were sold in 2001, 2000, and 1999, respectively, resulting in net realized gains of $31 thousand, $2.1 million, and $6 thousand, respectively.

4. Loss on Sale of Real Estate

        During 1998, we participated in a limited partnership with TMK Income Properties, LP ("TIP"). We contributed land and four income producing multi-tenant commercial buildings adjacent to our headquarters in Overland Park, Kansas in exchange for a limited partnership interest in TIP in 1997. This transaction was classified as Investment in Real Estate in our Consolidated Balance Sheets. In late 1998, we ceased participation in TIP. In exchange for our limited partnership interest, we received the property we had originally contributed to TIP. We also reimbursed TIP $5.9 million for improvements made to that property while it was in the partnership. Effective December 28, 1999, we sold this investment in multi-tenant real estate properties to unrelated third parties. Net proceeds from the sale were $16.5 million, which resulted in a $4.6 million pre-tax loss. Net rental income received during 1999 was $1.0 million.

5. Sale-Leaseback of Real Estate

        On March 7, 2001, we entered into a sale-leaseback arrangement, in which we sold our two home office buildings and the associated land to an unrelated third party and leased them back for a period of fifteen years. The leaseback has been accounted for as an operating lease. The net proceeds from this sale were $28.2 million and resulted in an unrealized gain of approximately $1.3 million, which was deferred and is being amortized over the term of the operating lease. For the year ended December 31, 2001, we recognized $61 thousand of this deferred gain as a reduction of rent expense.

6. Property and Equipment

        A summary of property and equipment at December 31, 2001 and 2000 is as follows:

	2001	2000	Estimated useful lives
	(in thousands)
Land	$—	5,516	—
Buildings and tenant improvements	—	22,501	3-40 years
Furniture and fixtures	24,609	19,287	3-10 years
Equipment and machinery	18,921	10,793	3-20 years
Data processing equipment	14,735	13,981	3-5 years

Property and equipment, at cost	58,265	72,078
Less accumulated depreciation	16,515	16,625

Property and equipment, net	$41,750	55,453

7. Indebtedness

        On August 15, 2000, we filed a $400.0 million shelf registration, whereby proceeds received could be used for general corporate purposes, including the repayment of short-term debt outstanding. On January 18, 2001, we issued $200.0 million in principal amount 7.5% senior notes due in 2006, resulting in net proceeds of approximately $197.6 million (net of discounts, commissions and expenses) to repay short-term debt outstanding and for general corporate purposes. For financial reporting purposes, $175.0 million of short-term debt outstanding at December 31, 2000 was reclassified as long-term. The notes represent senior unsecured obligations and are rated "Baa2" by Moody's and "BBB" by Standard & Poor's. Interest is payable semi-annually on January 18 and July 18 at a rate of 7.5% per annum.

        In October 2001, we renewed our revolving credit facility by obtaining commitments from a syndicate of six banks for $185.0 million, expandable to $330.0 million, whereby the banks could, at their option upon our request, increase the loans by $145.0 million. Subsequent to renewing the agreement, we have added $50.0 million in commitments from three additional banks, bringing the total current commitment to $235.0 million. The credit facility is a 364-day revolving facility with an interest rate of LIBOR plus 0.525% plus an additional 0.10% fee when utilization of the facility exceeds 25% and 0.20% fee when utilization exceeds 50%. The facility provides an additional source of capital to finance share repurchases, acquisitions and other general corporate needs. As of December 31, 2001, there were no borrowings outstanding under the facility.

        At December 31, 2001 and 2000, there was $28.0 million and $175.0 million of short-term borrowings outstanding, respectively. With the issuance of the senior notes in January 2001, the short-term debt outstanding at December 31, 2000 was reclassified as long-term in the Consolidated Balance Sheets. The weighted average interest rate on the short-term borrowings was 2.55% and 7.59%, respectively.

        The average balance on combined short-term debt and long-term debt was $246.2 million and $195.8 million for 2001 and 2000, respectively. The average interest rate, excluding other costs, was 7.05% and 7.01% for the year 2001 and 2000, respectively.

        The most restrictive provisions of our borrowing arrangements are included in our revolving credit facility, which requires a consolidated leverage ratio not to exceed 3.0 to 1.0 for four consecutive quarters and a consolidated interest coverage ratio of not less than 4.0 to 1.0 for four consecutive quarters. We were in compliance with these covenants at December 31, 2001.

        Long-term debt at December 31 consisted of the following:

	2001	2000
	(in thousands)
Money market loans	$28,000	175,000
Unsecured 7.5% senior notes due in 2006	198,336	—

Total indebtedness	226,336	175,000
Current maturities	(28,000)	—

Total long-term obligations	$198,336	175,000

8. Investment Income

        The components of investment and other income are as follows:

	2001	2000	1999
	(in thousands)
Interest and amortization of (premium) discount	$4,505	7,276	8,119
Dividends	794	492	498
Realized gains, net	31	2,111	375
Other	74	734	1,210

Total investment and other income	$5,404	10,613	10,202

        In 2000, investment and other income included $2.5 million of realized gains from the sale of investment securities to partially fund the Legend acquisition. In 1999, investment and other income included $1.0 million of net rental income from real estate properties which were sold in December of 1999. Average invested cash and marketable securities were $142.9 million in 2001 compared with $136.7 million in 2000.

9. Acquisitions

        On March 31, 2000, we acquired Legend in a business combination accounted for as a purchase. Legend was a privately-held mutual fund distribution and retirement planning company based in Palm Beach Gardens, Florida. Legend serves employees of school districts and other not-for-profit organizations nationwide and uses strategic asset allocation services based on proprietary systems. The results of operations of Legend are included on the accompanying financial statements since the date of acquisition. The total cost of the acquisition, including expenses, was $65.4 million, which exceeded the fair value of the net assets of Legend by $63.6 million. The excess is being amortized on a straight-line basis over 25 years. As described in Note 1, effective January 1, 2002 we will cease amortization of goodwill and will perform annual impairment analyses. The purchase agreement provides for additional purchase price payments contingent upon the achievement by Legend of specified earnings levels for 2000, 2001 and 2002. These contingent payments could aggregate to as much as $14.0 million. For 2000, an additional purchase price payment in the amount of $4.0 million was made and recorded as an addition to goodwill. Because earnings levels were not met during 2001, there were no additional purchase price payments required to be made under the agreement.

        A summary of the Legend net assets acquired in 2000 is as follows (in thousands):

Assets acquired
Cash	$1,113
Accounts Receivable	7,156
Goodwill (including contingent payments)	63,571
Other assets	1,949

Total	73,789
Liabilities assumed	8,386

Total purchase price	$65,403

        ACF, acquired August 1999, is also subject to additional purchase price payments contingent upon the achievement of specified earnings levels The purchase agreement provides for additional contingent payments in two situations. First, these payments could be made if ACF achieves specified earnings levels for the years 2000 through 2004, aggregating to as much as $8.7 million, plus interest. Second, payments could also be made if ACF earns a specified performance fee from Encino Investment Partners GP LLC ("Encino") for the management of Encino Partners LP, a private investment fund, for the years 2000 through 2004, aggregating to as much as $2.0 million, plus interest. In 2000, ACF met both payment requirements in the purchase agreement and a contingent purchase price payment was earned and recorded as an addition to goodwill in the aggregate amount of $9.3 million. As of December 31, 2001, we are no longer obligated to make any additional contingent purchase price payments to ACF based on their achievement of specified earnings levels as the maximum amount of $8.7 million was earned in 2000. For the year ended December 31, 2001, ACF did not meet the specified performance requirements necessary to earn a payment for their management of Encino Partners LP; however, we may be obligated to make future contingent purchase price payments, not to exceed $1.6 million, plus interest, if ACF earns the specified performance fee from Encino in the years 2002 through 2004.

        The table below presents supplemental pro forma information for 2000 and 1999 as if the Legend and ACF acquisitions were made on January 1, 1999 at the same purchase price, based on estimates and assumptions considered appropriate:

	Year Ended December 31,
	2000	1999
	(in thousands)
Revenues	$532,592	399,817
Net Income	$138,915	81,297
Net Income per common share
Basic	$1.66	0.91
Diluted	$1.60	0.89

10. Income Taxes

        The components of total income tax expense are as follows:

	2001	2000	1999
	(in thousands)
Currently payable:
Federal	$57,623	71,698	46,608
State	7,231	11,750	7,044

	64,854	83,448	53,652
Deferred taxes	(901)	5,493	(3,394)

Income tax expense from operations	63,953	88,941	50,258

Stockholders' equity-unrealized (loss) on investment securities available-for-sale	(437)	(862)	(511)

Total income taxes	$63,516	88,079	49,747

        The tax effect of temporary differences that give rise to significant portions of deferred tax liabilities and deferred tax assets at December 31, 2001 and 2000 are as follows:

	2001	2000
	(in thousands)
Deferred tax liabilities:
Deferred selling costs	$(2,956)	$(3,847)
Fixed assets	(4,021)	(588)

Total gross deferred liabilities	(6,977)	(4,435)

Deferred tax assets:
Benefit plans	2,399	4,546
Accrued expenses	2,246	822
Stock loans	3,215	—
Other	1,526	138

Total gross deferred assets	9,386	5,506

Net deferred tax asset	$2,409	$1,071

        A valuation allowance for deferred tax assets was not necessary at December 31, 2001, 2000 and 1999. The following table reconciles the statutory federal income tax rate with our effective income tax rate:

	2001	2000	1999
Statutory federal income tax rate	35.0%	35.0	35.0
State income taxes, net of federal tax benefits	2.6	3.5	3.3
Other items	(0.2)	0.5	(0.2)

Effective income tax rate	37.4%	39.0	38.1

11. Pension Plan and Post-retirement Benefits Other Than Pensions

        We participate in a noncontributory retirement plan that covers substantially all employees and certain vested former employees of Torchmark. Benefits payable under the plan are based on employees' years of service and compensation during the final ten years of employment. This plan invests in equity securities of large capitalization companies, investment grade corporate and government bonds, and cash and cash equivalents. We also sponsor an unfunded defined benefit post-retirement medical plan that covers substantially all employees. The plan is contributory with retiree contributions adjusted annually.

	Pension Benefits		Post-retirement Benefits
	2001	2000	2001	2000
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$40,206	33,828	2,193	1,269
Service cost	3,343	2,737	177	94
Interest cost	3,295	2,963	186	104
Plan change	1,990	—	(61)	—
Actuarial (gain) loss	5,084	3,512	(647)	882
Benefits and expenses paid	(1,550)	(2,834)	(132)	(222)
Retiree contributions	—	—	75	66

Benefit obligation at end of year	$52,368	40,206	1,791	2,193

Change in plan assets:
Fair value of plan assets at beginning of year	$39,468	37,087	—	—
Actual return on plan assets	(1,885)	3,315	—	—
Company contribution	5,400	1,900	57	156
Benefits paid	(1,550)	(2,834)	(132)	(222)
Retiree contributions	—	—	75	66

Fair value of plan assets at end of year	$41,433	39,468	—	—

Funded status of plan	$(10,935)	(738)	(1,791)	(2,193)
Unrecognized actuarial (gain) loss	6,314	(4,295)	414	1,113
Unrecognized prior service cost	2,531	584	(323)	(286)
Unrecognized net transition obligation	88	93	—	—

Accrued benefit cost	$(2,002)	(4,356)	(1,700)	(1,366)

Weighted average assumptions as of December 31:
Discount rate	7.25%	7.75	7.75	8.00
Expected return on plan assets	9.25%	9.25	N/A	N/A
Rate of compensation increase	3.75%	4.50	N/A	N/A
Components of net periodic benefit cost:
Service cost	$3,343	$2,737	177	94
Interest cost	3,295	2,963	186	104
Expected return on plan assets	(3,640)	(3,448)	—	—
Actuarial (gain) loss amortization	—	(95)	53	—
Prior service cost amortization	44	44	(24)	(15)
Transition obligation amortization	5	5	—	—

Net periodic benefit cost	$3,047	$2,206	392	183

        For measurement purposes, the health care cost trend rate was 6.5% and 7.0% in 2001 and 2000, respectively. The effect of a 1% annual increase in assumed cost trend rates would increase the December 31, 2001 accumulated post-retirement benefit obligation by approximately $415 thousand, and the aggregate of the service and interest cost components of net periodic post-retirement benefit cost for the year ended December 31, 2001 by approximately $91 thousand. The effect of a 1% annual decrease in assumed cost trend rates would decrease the December 31, 2001 accumulated post-retirement benefit obligation by approximately $362 thousand, and the aggregate of the service and interest cost components of net periodic post-retirement benefit cost for the year ended December 31, 2001 by approximately $78 thousand.

        As of December 31, 2001, our vested and non-vested obligation by the actuarially computed value of accumulated benefits for the non-contributory retirement plan was primarily equal to or less than the net assets of the plan. Therefore, we have no material withdrawal liability. However, we have no present intention of withdrawing from the plan, nor have we been informed that there is any intention to terminate such plan.

12. Employee Savings Plan

        We sponsor a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code to provide retirement benefits to substantially all of our employees following the completion of an eligibility period. As allowed under section 401(k), the plan provides tax-deferred salary deductions for eligible employees. Employees may contribute from 1% to 15% of their annual pre-tax salary to the plan, limited to a maximum amount set by the Internal Revenue Service, to invest in our mutual fund shares and/or our Class A common stock. We match employee contributions to the plan dollar for dollar up to the first 3% of the employee's salary and we provide a 50% matching contribution on the next 2% of the employee's salary. Our matching contributions may not exceed 4% of the employee's eligible salary. All matching contributions vest immediately. Our matching contributions to the plan for the years ended December 31, 2001, 2000 and 1999 were $2.3 million, $2.2 million and $1.4 million, respectively.

13. Stockholders' Equity

Stock Split

        On February 23, 2000, we declared a three-for-two stock split effected in the form of a dividend on our Class A and Class B common stock payable April 7, 2000 to stockholders of record as of March 17, 2000. All per share and share outstanding data in the consolidated financial statements and related notes retroactively reflect the stock split for all periods presented.

Earnings per Share

        The weighted average number of shares used to compute basic earnings per share was 80,592,000, 83,362,000, and 89,456,000, for the years ended 2001, 2000, and 1999 respectively. The weighted average number of shares used in computing diluted earnings per share, which reflects the potential additional effect of stock option and restricted stock award exercises into common stock was 83,423,000, 86,895,000, and 91,548,000, for years 2001, 2000, and 1999, respectively.

        Earnings per share were computed as follows:

	2001	2000	1999
	(in thousands, except per share amounts)
Net income	$107,167	139,005	81,767
Weighted average shares outstanding—basic	80,592	83,362	89,456
Incremental shares from assumed conversions	2,831	3,533	2,092

Weighted average shares outstanding—diluted	83,423	86,895	91,548
Earnings per share:
Basic	$1.33	1.67	0.91
Diluted	$1.28	1.60	0.89

14. Stock Compensation Plans

        We have a fixed employee Stock Incentive Plan ("Option Plan"), as part of our overall compensation program to attract and retain personnel and encourage a greater personal financial investment in the Company. The exercise price of each option is equal to the market price of the stock on the date of grant. The maximum term of the options is ten years and two days and the options generally vest one-third in each of the three years starting two years after grant date. The number of options authorized for grant under this plan is 30,000,000.

        We also have an Executive Deferred Compensation Stock Option Plan and a Non-Employee Director Stock Option Plan to promote the long-term growth of the Company. The number of options authorized for grant under these plans is 3,750,000 and 1,200,000, respectively. The exercise price of each option is equal to the market price of the stock on the date of grant. The maximum term of these options is eleven years and the options generally vest 10% each year, starting one year after the grant date.

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

        Pursuant to SFAS No. 123, the fair value of each option has been estimated using a Black-Scholes option-pricing model with the following assumptions:

	2001	2000	1999
Dividend yield	1.30%	1.10%	2.10%
Risk-free interest rate	4.77%	5.43%	5.97%
Expected volatility	41.00%	35.80%	28.60%
Expected life (in years)	4.85	4.71	4.71

        For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the vesting period of the options. Pro forma effects on net income and earnings per share follow:

	2001	2000	1999
	(in thousands except per share data)
Net income
As reported	$107,167	$139,005	81,767
Pro forma	$96,029	$133,435	77,141
Basic earnings per share
As reported	$1.33	$1.67	$0.91
Pro forma	$1.19	$1.60	$0.86
Diluted earnings per share
As reported	$1.28	$1.60	$0.89
Pro forma	$1.15	$1.54	$0.84

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

        Our option plans include a Stock Option Restoration Program ("SORP") feature that allows, on a specific date set by the Company, an optionholder to pay the exercise price on vested options by surrendering common stock of the Company that the optionholder has owned at least six months. A reduced number of options are then granted to the optionholder at the current market price. The SORP, which facilitates ownership of the Company's common stock by management and key employees, results in a net issuance of shares of common stock and fewer stock options outstanding. The Company receives a current income tax benefit for exercises of stock options.

        A summary of stock option activity and related information for the years ended December 31, 2001, 2000 and 1999 follows:

	2001		2000		1999
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	15,969,515	$21.76	14,506,774	14.65	12,112,890	12.43
Granted	3,506,343	27.07	3,821,966	31.70	3,295,655	16.63
Exercised	(1,003,951)	15.69	(621,201)	13.41	(116,220)	7.47
Granted in restoration	700,360	32.81	2,241,614	34.19	1,887,603	16.76
Exercised in restoration	(1,280,442)	14.86	(3,725,838)	13.57	(2,599,228)	8.69
Expired	(61,527)	13.88	(253,800)	15.51	(73,926)	14.84

Outstanding, end of year	17,830,298	$24.10	15,969,515	21.76	14,506,774	14.65

Exercisable, end of year	6,551,027	$23.13	2,530,619	14.57	2,853,326	11.09

        The weighted average fair value of options granted during the years ended December 31, 2001, 2000, and 1999 were $9.37, $10.36, and $4.45, respectively.

        Following is a summary of options outstanding at December 31, 2001:

	Outstanding Options			Exercisable Options
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$5.44-$8.04	245,328	4.24	$7.39	245,328	$7.39
8.28-9.23	317,949	5.99	8.29	11,223	8.74
12.51-17.71	7,138,844	7.24	15.71	3,383,312	15.51
19.46-29.63	3,401,100	10.07	26.64	189,000	25.93
30.96-34.19	6,727,077	8.95	33.08	2,722,164	33.88

$5.44-$34.19	17,830,298	8.36	$24.10	6,551,027	$23.13

        In March 1998, we entered into promissory notes with a select group of 266 financial advisors and sales managers to facilitate their ownership of our stock at the IPO and drive future advisor productivity and retention growth. The balance of these promissory notes, which is reflected as a component of deferred compensation in stockholders' equity, was $0 million and $8.4 at December 31, 2001 and 2000, respectively. The notes were issued for amounts ranging from $11 thousand to $58 thousand, bearing interest at 5.59% and maturing in March 2003. In the third quarter of 2001, we recorded a special charge of $8.2 million pre-tax, or $5.1 million after-tax, for the write-off of these stock loans. This charge is reflected in underwriting and distribution expense in 2001. This action results from financial advisors and sales managers having now collectively met the productivity requirements of the stock loan program, such that the notes are expected to be forgiven.

15. Uniform Capital Rule Requirements

        Our subsidiary, W&R, is a registered broker-dealer and a member of the NASD. W&R is subject to the SEC Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At December 31, 2001 and 2000, the Company had net capital of $21.1 million and $23.2 million, respectively, which was $15.2 million and $18.4 million, respectively, in excess of its required net capital of $5.9 million and $4.8 million, respectively. The Company's ratio of aggregate indebtedness to net capital was 4.21 to 1 at December 31, 2001 and 3.11 to 1 at December 31, 2000. The difference between net capital and stockholders' equity is the non-allowable assets which are excluded from net capital.

16. Rental Expense and Lease Commitments

        We lease our home office buildings and certain sales and other office space under long-term operating leases. Rent expense was $14.5 million, $9.5 million, and $7.1 million, for the years ended, December 31, 2001, 2000, and 1999, respectively. Future minimum rental commitments under non-cancelable operating leases for the years ended December 31 are as follows (in thousands):

2002	$13,985
2003	12,470
2004	9,415
2005	6,707
2006	4,258
Thereafter	24,704

$71,539

        New leases are expected to be executed as existing leases expire. Thus, future minimum lease commitments are not expected to be less than those in 2001.

17. Contingencies

        Certain of our subsidiaries are involved from time to time in various legal proceedings and claims incident to the normal conduct of their businesses. On the basis of information presently available and advice received from counsel, other than the items listed below, it is the opinion of management that such legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on our financial condition or results of operations.

        As previously disclosed, we are in litigation with UILIC over the terms of a compensation agreement signed in July 1999 by UILIC and W&R (the "Letter Agreement"). The compensation is paid monthly by UILIC to us on variable annuities underwritten by UILIC and distributed by us. The agreement provides for us to be paid annual compensation of 0.25% on all variable annuity policies' assets under management on variable policies issued after January 1, 2000 ("Post-1999 assets"), and annual compensation of 0.20% on variable annuity policies' assets under management on variable policies issued before that date ("Pre-2000 assets"). The validity and duration of that Letter Agreement has been challenged by UILIC in a complaint filed in May 2000, in the Alabama Circuit Court. Payment of compensation on the Pre-2000 assets was halted effective April 30, 2001 by order of the Circuit Court of Jefferson County, Alabama, concurrent with the termination of the Principal Underwriting Agreement by UILIC. This order prevents us from collecting fees on Pre-2000 assets after April 30, 2001 unless we prevail on the validity of the Letter Agreement at trial and we are successful in reversing the order on appeal. If successful on appeal, additional compensation on the Pre-2000 assets owed to us since April 30, 2001 would be approximately $3.3 million to date. The reversal of this order would also restore monthly compensation on the Pre-2000 assets on a going forward basis. Payment of the monthly compensation on the Post-1999 assets was never interrupted and is continuing pending the outcome of the trial.

        At trial, which commenced on February 19, 2002, UILIC seeks the return of all compensation, plus interest, on the Pre-2000 assets and the Post-1999 assets and the discontinuation of this compensation going forward. The amount collected to date is approximately $11.0 million. In addition, UILIC has asserted tort damage claims against W&R, including, among others, conversion, breach of fiduciary duty, and tortious interference, regarding the replacement of UILIC variable policies with Nationwide variable policies by our customers. In previous filings with the Alabama Circuit Court, UILIC claimed damages of approximately $35.0 million, including punitive damages, with regard to those causes of action. UILIC has since revised its damage estimate at trial and increased it to $63.0 million, plus punitive damages. We have counterclaimed against UILIC for fraud, breach of contract, and loss of business opportunity with damages claimed in the amount of approximately $7.8 million.

        On August 7, 2001, a NASD Dispute Resolution Arbitration Panel entered an award of $27.6 million against W&R. The award was made upon the conclusion of an arbitration proceeding conducted in New York arising from a complaint by Stephen Sawtelle, a former W&R financial advisor. In the arbitration, this advisor claimed that after his termination on February 10, 1997, W&R engaged in conduct that tortiously interfered with his prospective business relations and violated provisions of the Connecticut Unfair Trade Practices Act ("CUTPA"). In the award, the Panel found W&R liable and directed payment of approximately $1.8 million in compensatory damages, plus attorney's fees of $747,000. It also held that W&R had violated CUTPA and ordered the payment of punitive damages in the amount of $25.0 million. On August 8, 2001, the former advisor filed a petition with the Supreme Court of the State of New York, County of New York, seeking to confirm the award. W&R is in the process of seeking to have the award vacated or modified. All pleadings, motions and briefs regarding the confirmation, modification, or vacating of the award have been filed with the Supreme Court of the State of New York. The Supreme Court of the State of New York has declined to hear oral arguments and will decide the case based on the submitted briefs only. We anticipate that the Court will issue its ruling by the end of the year. In the opinion of management, the eventual size of the award, if any, is not determinable at this time, and therefore a liability has not been recorded in the consolidated financial statements of Waddell & Reed Financial, Inc. related to this matter.

18. Selected Quarterly Information (Unaudited)

	Quarter
	First	Second	Third		Fourth
	(in thousands)
2001
Revenues	$121,150	129,374	115,817		116,221
Operating revenues	119,442	127,911	114,924		114,880
Net income	30,596	31,098	20,428	*	25,042
Earnings per share:
Basic	$0.37	0.39	0.25	*	0.31
Diluted	$0.36	0.38	0.25	*	0.30

*
Inclusive of third quarter 2001 special charge of $8.2 million pre-tax ($5.1 million net of tax) for a write-off relating to the expected forgiveness of stock loans.

2000
Revenues	$124,742	133,775	129,926	132,259
Operating revenues	120,850	131,796	128,057	129,656
Net income	36,126	33,710	34,531	34,639
Earnings per share:
Basic	$0.43	0.41	0.42	0.42
Diluted	$0.41	0.39	0.40	0.40

Quarterly amounts will not necessarily add up to annual amounts due to rounding.

WADDELL & REED FINANCIAL, INC.

Index to Exhibits

Exhibit No.	Exhibit Description
2.1	Agreement and Plan of Merger, dated as of February 14, 2001, by and between Waddell & Reed Financial, Inc. and WDR Sub, Inc. Filed as Exhibit 2.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
2.2	Purchase Agreement, dated as of February 28, 2000, by and among Waddell & Reed Financial, Inc., Freemark Investment Management, Inc., Legend Financial Corporation, Advisory Services Corporation, The Legend Group, Inc., Philip C. Restino, Restino Family Trust, 01/02/94 Trust FBO John J. Restino, 01/02/94 Trust FBO Robert R. Restino, Mark J. Spinello, Glenn T. Ferris and David L. Phillips. Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, dated April 14, 2000 and incorporated herein by reference.
3.1	Amended and Restated Certificate of Incorporation of the Company. Filed as Exhibit A to the Agreement and Plan of Merger, dated as of February 14, 2002, by and between the Company and WDR Sub, Inc. filed as Exhibit 2.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
3.2	Amended and Restated Bylaws of the Company.
4.1	Specimen of Class A Common Stock Certificate. Filed as Exhibit 4.1 to the Company's Registration Statement and incorporated herein by reference.
4.2	Rights Agreement, dated as of April 28, 1999, by and between Waddell & Reed Financial, Inc. and First Chicago Trust Company of New York, which includes the Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company, as filed on May 13, 1999 with the Secretary of State of Delaware, as Exhibit A and the form of Rights Certificate as Exhibit B. Filed as Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.
4.3	First Amendment to Rights Agreement, dated as of February 14, 2001, by and between Waddell & Reed Financial, Inc. and First Chicago Trust Company of New York. Filed as Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
4.4	Indenture, dated as of January 18, 2001, by and between Waddell & Reed Financial, Inc. and Chase Manhattan Trust Company, National Association. Filed as Exhibit 4.1(a) to the Company's Current Report on Form 8-K dated February 5, 2001 and incorporated herein by reference.
4.5	First Supplemental Indenture, dated as of January 18, 2001 by and between Waddell & Reed Financial, Inc. and Chase Manhattan Trust Company, National Association, including the form of the 7.50% notes due January 2006 as Exhibit A. Filed as Exhibits 4.1(b) and 4.2 to the Company's Current Report on Form 8-K dated February 5, 2001 and incorporated herein by reference.
10.1	General Agent Contract, dated as of October 20, 2000, by and among Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company and Waddell & Reed, Inc. and its affiliated insurance companies. Filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
10.2	Fund Participation Agreement, dated as of December 1, 2000, by and among Nationwide Life Insurance Company and/or Nationwide Life and Annuity Insurance Company, Waddell & Reed Services Company and Waddell & Reed, Inc. Filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

10.3	The Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, As Amended and Restated. Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.
10.4	The Waddell & Reed Financial, Inc. 1998 Non-Employee Director Stock Option Plan. Filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.
10.5	First Amendment to 1998 Non-Employee Director Stock Option Plan. Filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
10.6	The Waddell & Reed Financial, Inc. 1998 Executive Deferred Compensation Stock Option Plan, as Amended and Restated. Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.
10.7	Credit Agreement, as amended, dated as of October 12, 2001 by and among Waddell & Reed Financial, Inc., Lenders and The Chase Manhattan Bank.
10.8	Fixed Rate Promissory Note for Multiple Loans dated as of August 15, 2000, by and between Waddell & Reed Financial, Inc. and Chase Manhattan Bank. Filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
10.9	Master Note Agreement, dated as of July 7, 2000, by and between Waddell & Reed Financial, Inc. and UMB Bank, n.a.
10.10	The Waddell & Reed Financial, Inc. Supplemental Executive Retirement Plan. Filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.
10.11	The Waddell & Reed Financial, Inc. 1999 Management Incentive Plan, as amended.
10.12	Form of Accounting Services Agreement by and between the Funds and Waddell & Reed Services Company. Filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
10.13	Form of Investment Management Agreement by and between each of the Advisors Funds and Waddell & Reed Investment Management Company. Filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
10.14	Investment Management Agreement by and between the W&R Funds and Waddell & Reed Investment Management Company. Filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
10.15	Investment Management Agreement by and between the Target Funds and Waddell & Reed Investment Management Company. Filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
10.16	Investment Management Agreement by and between InvestEd and Waddell & Reed Investment Management Company.
10.17	Form of Shareholder Servicing Agreement by and between each of the Advisors Funds or the W&R Funds and Waddell & Reed Services Company. Filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
10.18	Form of Administrative and Shareholder Servicing Agreement by and between InvestEd and Waddell & Reed Services Company.

10.19	Form of Underwriting Agreement by and between each of the Advisors Funds and Waddell & Reed, Inc. Filed as Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.
10.20	Form of Underwriting Agreement by and between the W&R Funds and Waddell & Reed, Inc. Filed as Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.
10.21	Form of Underwriting Agreement by and between InvestEd and Waddell & Reed, Inc.
10.22	Form of Distribution and Service Plan for Class A Shares by and between each of the Advisors Funds and Waddell & Reed, Inc. Filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
10.23	Form of Distribution and Service Plan for Class A Shares by and between the W&R Funds or InvestEd and Waddell & Reed, Inc. Filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
10.24	Form of Distribution and Service Plan for Class B Shares by and between each of the Advisors, the W&R Funds, or InvestEd and Waddell & Reed, Inc. Filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
10.25	Form of Distribution and Service Plan for Class C Shares by and between each of the Advisors, the W&R Funds, or InvestEd and Waddell & Reed, Inc. Filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
10.26	Distribution and Service Plan for Class Y Shares, adopted December 27, 1995 by and between the W&R Funds and Waddell & Reed, Inc. Filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
10.27	Service Plan, adopted August 21, 1998 by and between W&R Target Funds, Inc. and Waddell & Reed, Inc. Filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
10.28	Administrative Agreement, dated as of March 9, 2001, by and among W&R Insurance Agency, Inc., Waddell & Reed, Inc., BISYS Insurance Services, Inc. and Underwriters Equity Corp.
10.29	Consulting Agreement, dated January 1, 2002, by and between Robert L. Hechler and Waddell & Reed, Inc.
10.30	Form of Change of Control Employment Agreement, dated December 14, 2001, by and between Keith A. Tucker and Henry J. Herrmann and Waddell & Reed Financial, Inc.
10.31	Letter Agreement Amending Principal Underwriting Agreement, dated as of July 8, 1999, by and between United Investors Life Insurance Company and Waddell & Reed, Inc., effective January 1, 2000.
11	Statement regarding computation of per share earnings.
21	Subsidiaries of the Company.
23	Consent of KPMG LLP.
24	Powers of Attorney.
99	Additional Stockholder Information as posted on the Waddell & Reed Financial, Inc. website.

QuickLinks

WADDELL & REED FINANCIAL, INC. INDEX TO ANNUAL REPORT ON FORM 10-K For the fiscal year ended December 31, 2001
PART I
  ITEM 1. Business
  ITEM 2. Properties
  ITEM 3. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders
PART II
  ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters
  ITEM 6. Selected Financial Data
  ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
  ITEM 8. Financial Statements and Supplementary Data
  ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  ITEM 10. Directors and Executive Officers of the Registrant
  ITEM 11. Executive Compensation
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management
  ITEM 13. Certain Relationships and Related Transactions
PART IV
  ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
WADDELL & REED FINANCIAL, INC. Index to Consolidated Financial Statements
Independent Auditors' Report
WADDELL & REED FINANCIAL, INC. CONSOLIDATED BALANCE SHEETS December 31, 2001 and 2000
WADDELL & REED FINANCIAL, INC. CONSOLIDATED STATEMENTS OF INCOME Years ended December 31, 2001, 2000 and 1999
WADDELL & REED FINANCIAL, INC. STATEMENT OF STOCKHOLDERS' EQUITY Years ended December 31, 2001, 2000 and 1999 (in thousands)
WADDELL & REED FINANCIAL, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Years ended December 31, 2001, 2000 and 1999
WADDELL & REED FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS Years ended December 31, 2001, 2000 and 1999
WADDELL & REED FINANCIAL, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2001, 2000 and 1999
WADDELL & REED FINANCIAL, INC. Index to Exhibits