Form 10-K/A
period 2001-12-31
WADDELL & REED FINANCIAL INC
filed 2002-03-18
CIK 1052100

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Introductory Note

        Waddell & Reed Financial, Inc. is filing this amended Annual Report on Form 10-K/A to include an amended Consent of Independent Certified Public Accountants, previously filed as Exhibit 23 pursuant to Item 14(c).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Overland Park, State of Kansas, on March 18, 2002.

WADDELL & REED FINANCIAL, INC.
By:	/s/ DANIEL C. SCHULTE
Daniel C. Schulte Vice President, Secretary and General Counsel

WADDELL & REED FINANCIAL, INC.

Index to Exhibits

Exhibit No.	Exhibit Description
2.1	Agreement and Plan of Merger, dated as of February 14, 2001, by and between Waddell & Reed Financial, Inc. and WDR Sub, Inc. Filed as Exhibit 2.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
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

Introductory Note
SIGNATURES
Index to Exhibits