Form 10-Q
period 2002-03-31
WADDELL & REED FINANCIAL INC
filed 2002-05-10
CIK 1052100

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:

Class	Outstanding as of April 30, 2002
Class A common stock, $.01 par value	80,494,811

Waddell & Reed Financial, Inc.

Form 10-Q
Quarter Ended March 31, 2002

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

Assets	March 31, 2002	December 31, 2001
	(unaudited)
Assets:
Cash and cash equivalents	$96,753	91,682
Investment securities, available-for-sale	61,932	62,693
Receivables:
Funds and separate accounts	18,250	13,329
Customers and other	22,674	16,520
Deferred income taxes	43	33
Prepaid expenses and other current assets	6,378	5,938

Total current assets	206,030	190,195
Property and equipment, net	43,900	41,750
Deferred sales commissions, net	13,507	12,949
Goodwill	173,684	173,684
Deferred income taxes	5,156	2,376
Other assets	12,966	12,151

Total assets	$455,243	433,105

Liabilities and Stockholders' Equity
Liabilities:
Current liabilities:
Accounts payable	$39,404	34,686
Accrued sales force compensation	12,901	13,478
Accrued other compensation	5,973	8,051
Short-term notes payable	9,000	28,000
Income taxes payable	26,492	14,056
Other current liabilities	10,151	12,459

Total current liabilities	103,921	110,730
Long-term debt	197,697	198,336
Accrued pensions and post-retirement costs	9,847	8,991
Other	1,905	1,250

Total liabilities	313,370	319,307

Stockholders' equity:
Common stock—$0.01 par value: 250,000 shares authorized; 99,701 shares issued; 80,680 shares outstanding (80,204 at December 31, 2001)	997	997
Additional paid-in capital	252,478	252,261
Retained earnings	302,888	285,206
Deferred compensation	(1,011)	(1,262)
Cost of 19,021 common shares in treasury (19,497 at December 31, 2001)	(410,598)	(420,681)
Accumulated other comprehensive income	(2,881)	(2,723)

Total stockholders' equity	141,873	113,798

Total liabilities and stockholders' equity	$455,243	433,105

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited in thousands, except for per share data)

	For the three months ended March 31,
	2002	2001
Revenues:
Investment management fees	$50,657	$56,203
Underwriting and distribution fees	47,923	48,867
Shareholder service fees	16,268	14,372
Investment and other income	654	1,708

Total revenues	115,502	121,150

Expenses:
Underwriting and distribution	46,362	43,720
Compensation and related costs	15,516	14,810
General and administrative	9,801	6,019
Depreciation	1,532	1,240
Interest expense	3,944	4,398
Amortization of goodwill	—	1,652

Total expenses	77,155	71,839

Income before provision for income taxes	38,347	49,311
Provision for income taxes	13,568	18,715

Net income	$24,779	$30,596

Net income per share:
—Basic	$0.31	$0.37
—Diluted	$0.30	$0.36

Weighted average shares outstanding:
—Basic	80,452	82,219
—Diluted	83,142	85,538

Dividends declared per common share	$0.1326	$0.0884

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited in thousands)

	For the three months ended March 31,
	2002	2001
Net income	$24,779	$30,596
Other comprehensive income:
Net unrealized depreciation of investments during the period, net of income taxes of $(97) and $(740), respecively	(158)	(1,207)
Reclassification adjustment for amounts included in net income, net of income taxes of $(0) and $(5)	—	(9)

Comprehensive Income	$24,621	$29,380

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
For the Three Months Ended March 31, 2002
(Unaudited in thousands)

	Common Stock						Accumulated other comprehensive income
			Additional paid-in capital	Retained earnings	Deferred Compensation	Treasury Stock		Total stockholders' equity
	Shares	Amount
Balance at December 31, 2001	99,701	$997	252,261	285,206	(1,262)	(420,681)	(2,723)	113,798
Net income	—	—	—	24,779	—	—	—	24,779
Recognition of deferred compensation	—	—	190	—	251	—	—	441
Dividends paid	—	—	—	(7,097)	—	—	—	(7,097)
Exercise of stock options	—	—	(2,965)	—	—	10,671	—	7,706
Tax benefit from exercise of options	—	—	2,992	—	—	—	—	2,992
Treasury stock repurchases	—	—	—	—	—	(588)	—	(588)
Unrealized loss on investment securities	—	—	—	—	—	—	(158)	(158)

Balance at March 31, 2002	99,701	$997	252,478	302,888	(1,011)	(410,598)	(2,881)	141,873

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited in thousands)

	For the three months ended March 31,
	2002	2001
Cash flows from operating activities:
Net income	$24,779	$30,596
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,842	2,980
Gain on sale of investments	—	(14)
Recognition of deferred compensation	441	503
Loss on sale and retirement of fixed assets	102	3
Capital gains and dividends reinvested	(20)	12
Deferred income taxes	(2,694)	(1,178)
Changes in assets and liabilities:
Receivables from funds and separate accounts	(4,921)	299
Other receivables	(6,154)	(478)
Other assets	(1,813)	(3,631)
Accounts payable	4,718	(5,872)
Deferred gain on sale/leaseback transaction	—	(1,753)
Other liabilities	11,248	10,435

Net cash provided by operating activities	27,528	31,902

Cash flows from investing activities:
Additions to investment securities	(43)	(1,048)
Proceeds from sales of investment securities	—	950
Proceeds from maturity of investment securities	349	375
Proceeds from the sale of buildings	—	28,233
Additions to property and equipment	(3,784)	(3,133)
Additional purchase price payments for subsidiaries	—	(13,110)

Net cash provided by (used in) investing activities	(3,478)	12,267

Cash flows from financing activities:
Proceeds from long-term borrowings	—	198,013
Net short-term borrowings (repayments)	(19,000)	(101,000)
Cash dividends	(7,097)	(7,377)
Purchase of treasury stock	(588)	(122,040)
Exercise of stock options	7,706	3,864

Net cash used in financing activities	(18,979)	(28,540)

Net increase in cash and cash equivalents	5,071	15,629
Cash and cash equivalents at beginning of period	91,682	68,082

Cash and cash equivalents at end of period	$96,753	$83,711

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    The Company and Significant Accounting Policies

  Waddell & Reed Financial, Inc. and Subsidiaries

        Waddell & Reed Financial, Inc. and subsidiaries (hereinafter referred to as the "Company," "we," "us," or "our") derive revenues primarily from investment management, investment product underwriting and distribution, and shareholder services administration provided to the Waddell & Reed Advisors Group of Mutual Funds ("Advisors Funds"), W&R Funds, Inc. ("W&R Funds"), W&R Target Funds, Inc. ("Target Funds") and Waddell & Reed InvestEd Portfolios, Inc. ("InvestEd") (collectively, the "Funds"), and managed institutional and separate accounts.

  Basis of Presentation

        We have prepared the accompanying unaudited consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to enable a reasonable understanding of the information presented. The information in this Quarterly Report on Form 10-Q should be read in conjunction with Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited financial statements and notes thereto included in our December 31, 2001 Annual Report on Form 10-K.

        In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only a normal and recurring nature) necessary to present fairly our financial position at March 31, 2002 and December 31, 2001, the results of operations for the three months ended March 31, 2002 and 2001, and cash flows for the three months ended March 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States.

  Use of Estimates

        Accounting principles generally accepted in the United States require us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses when preparing our consolidated financial statements. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year.

  Derivatives and Hedging Activities

        We adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value, with changes in the fair value of the derivative instruments to be recorded in current earnings or deferred in equity. As a matter of policy, we only execute derivative transactions to manage exposure arising in the normal course of business and not for speculative or trading purposes. It is management's opinion that, due to our limited use of significant hedging or other activities involving derivative instruments, changes in the fair value of derivatives will not have a material impact on our results of operations or our financial position.

2.    Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand and short-term investments. We consider all highly liquid investments with original or remaining maturities of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents at March 31, 2002 and December 31, 2001 include amounts of $20.6 million and $17.3 million, respectively, for the benefit of customers in compliance with securities industry regulations. Substantially all cash balances are in excess of federal deposit insurance limits.

3.    Fair Value Hedge

        On March 12, 2002, our $200.0 million 7.5% fixed rate senior notes maturing in February 2006 (the "Notes") were effectively converted to variable rate debt by entering into an interest rate swap agreement (the "swap") whereby we have agreed with another party to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts, calculated using a notional amount of $200.0 million. The difference in floating rate interest paid and 7.5% fixed rate interest received is recorded as an adjustment to interest expense during the period that the related debt is outstanding. Currently the floating rate that we are paying on the swap is 4.32% based upon the terms of the agreement.

        Under SFAS 133, we account for the swap as a fair value hedge of the Notes. This swap is considered effective in hedging the changes in the fair value of the Notes arising from changes in interest rates, and accordingly, there has been no impact on earnings resulting from any ineffectiveness associated with this transaction. However, components of the consolidated balance sheet are affected by adjusting the carrying amount of the swap to its fair market value and adjusting the carrying amounts of the Notes by an offsetting amount. Accordingly, at March 31, 2002, we increased "Other" long-term liabilities by $0.7 million to reflect the fair market value of the swap and decreased "Long-term debt" by $0.7 million to reflect the fair market value of the Notes.

4.    Stockholders' Equity

  Earnings per Share

        Basic earnings per share is computed based on the weighted average number of common shares outstanding for the periods ended March 31, 2002 and 2001, respectively. Diluted earnings per share for these periods are computed based on the weighted average number of common shares outstanding plus the effect of the dilutive impact of stock options.

        The components of basic and diluted earnings per share were as follows (in thousands, except per share data):

	Three months ended March 31,
	2002	2001
Net income	$24,779	$30,596

Weighted average shares outstanding—basic	80,452	82,219
Incremental shares from assumed conversions	2,690	3,319

Weighted average shares outstanding—diluted	83,142	85,538

Earnings per share:
Basic	$0.31	$0.37
Diluted	$0.30	$0.36

        On March 5, 2002, our Board of Directors approved a dividend in the amount of $.1326 per share to stockholders of record as of April 17, 2002 paid on May 1, 2002. The total dividend paid was $10.7 million.

        On April 25, 2001, our stockholders approved an Agreement and Plan of Merger by and between the Company and WDR Sub, Inc., one of the Company's wholly-owned subsidiaries, with the Company to remain as the surviving corporation. The merger effected a combination of our Class A and Class B common stock on a one-for-one basis. Effective as of the end of business on April 30, 2001, each share of our Class B common stock was converted into one share of Class A common stock and the number of Class A authorized shares increased from 150,000,000 to 250,000,000 to account for the elimination of the 100,000,000 authorized Class B shares. We terminated the Class B common stock registration under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and it is no longer listed or traded on the New York Stock Exchange (the "NYSE"). Our Class A common stock continues to be registered under the Exchange Act and is listed and traded on the NYSE under the symbol "WDR." The financial statements reflect the combination of Class A and Class B common stock retroactively.

5.    Goodwill

        On January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") and ceased the amortization of goodwill. Prior to the adoption of SFAS 142, we evaluated the recoverability of goodwill based upon undiscounted estimated future cash flows. In connection with the SFAS 142 transitional goodwill impairment evaluation, the Statement required that we perform an assessment as to whether there was an indication that goodwill was impaired as of the date of adoption using a fair value model. To accomplish this, we were required to identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including existing goodwill, to those reporting units as of January 1, 2002. We then compared the fair value of each reporting unit, based on a multiple of earnings, to the carrying value. We concluded that there were no indications that impairment of goodwill existed at the date of adoption, and therefore, the second step of the transitional goodwill impairment evaluation is not applicable.

        Had the provisions of SFAS 142 been applied for the three months ended March 31, 2001, our net income and net income per diluted share would have been as follows (in thousands except per share data):

	For the three months ended March 31,
	2002		2001
	Net income	Diluted per share	Net income	Diluted per share
Net income:
Basic	$24,779	$0.30	$30,596	$0.36
Add back: goodwill amortization	—	—	1,652	0.02

Adjusted net income	$24,779	$0.30	$32,248	$0.38

6.    Contingencies

        As previously disclosed in our 2001 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the third quarter ended September 30, 2001, we are in litigation with United Investors Life Insurance Company ("UILIC") in the Circuit Court of Jefferson County, Alabama (CV-002720) over the terms of a disputed compensation agreement executed in July 1999 by UILIC and one of our subsidiaries, Waddell & Reed, Inc. ("W&R"), (the "Letter Agreement") and the replacement of UILIC variable annuity policies with Nationwide variable annuity policies by our customers.

        At the conclusion of a five-week trial, the jury found for UILIC, awarding compensatory damages of $50.0 million. Jurors rejected plaintiff's demand for punitive damages and our demands for counterclaim damages. The jury did not allocate the compensatory damages between the two principal claims. The amount collected to date, pursuant to the Letter Agreement, is approximately $11.0 million.

        Before this verdict, we had been receiving annual compensation of 0.25% on all variable annuity policies' assets under management on UILIC variable annuity policies sold by our financial advisors after January 1, 2000. The status of future collections is contingent upon subsequent developments in the case. Beginning March 20, 2002, these monies are being paid into the court pending a ruling by the court on the enforceability of the Letter Agreement in the amount of approximately $85,000 per month.

        We are also currently barred from collecting annual compensation of 0.20% on all UILIC variable annuity policy assets under management sold by our financial advisors before January 1, 2000. This compensation was halted April 30, 2001 by the Jefferson County Circuit Court, concurrent with the termination of the Principal Underwriting Agreement between the Company and UILIC, a ruling we also intend to appeal. If ultimately successful on appeal, additional compensation on these assets owed to us since April 30, 2001 would be approximately $4.0 million to date and this would also restore monthly compensation on these assets going forward.

        While the Court entered judgment on March 25, 2002 on the jury verdict, the Court has yet to enter a final judgment under Alabama law. It is anticipated that the Court will make such a ruling and hear post-trial motions regarding the jury verdict, including our motions to disregard it, within the next sixty days. Currently, the hearing on the post-trial motions and the enforceability of the Letter Agreement is scheduled for May 31, 2002. If we are unsuccessful on post-trial motions, we will appeal the judgment to the Alabama Supreme Court.

        Management believes that the jury verdict is not supported by the evidence or case law in Alabama. Pending further developments, the timing, size and nature of payments, if any, to UILIC is unknown and not readily determinable and therefore, no liability has been recorded in the consolidated financial statements.

        Separately, there have been no material changes in the status of the NASD Arbitration. As previously disclosed in our most recent Form 10-K filed with the SEC, a NASD Dispute Resolution Arbitration Panel entered an award of $27.6 million against W&R on August 7, 2001. The award was made upon the conclusion of an arbitration proceeding conducted in New York arising from a complaint by Stephen Sawtelle, a former W&R financial advisor. In the arbitration, this advisor claimed that after his termination on February 10, 1997, W&R engaged in conduct that tortiously interfered with his prospective business relations and violated provisions of the Connecticut Unfair Trade Practices Act ("CUTPA"). In the award, the Panel found W&R liable and directed payment of approximately $1.8 million in compensatory damages, plus attorney's fees of $747,000. It also held that W&R had violated CUTPA and ordered the payment of punitive damages in the amount of $25.0 million. On August 8, 2001, the former advisor filed a petition with the Supreme Court of the State of New York, County of New York, seeking to confirm the award. W&R is in the process of seeking to have the award vacated or modified. All pleadings, motions and briefs regarding the confirmation, modification, or vacating of the award have been filed with the Supreme Court of the State of New York. The Supreme Court of the State of New York has declined to hear oral arguments and will decide the case based on the submitted briefs only. We anticipate that the Court will issue its ruling by the end of 2002. In the opinion of management, the eventual size of the award, if any, is not determinable at this time, and therefore a liability has not been recorded in the consolidated financial statements of Waddell & Reed Financial, Inc. related to this matter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. All statements, other than statements of historical fact included in this Form 10-Q regarding our financial position, business strategy and other plans and objectives for future operations are forward-looking statements. All forward-looking statements included in this Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update such forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct or that we will take any actions that may presently be planned and neither us nor any other person will be responsible for the accuracy or completeness of any such forward-looking statements. Certain important factors that could cause actual results to differ materially from our expectations are disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2001, which include, without limitation, a risk that the expected benefits from the expansion of our distribution channels may not be as beneficial as expected, the adverse effect from a decline in securities markets or if our products' performance declines, failure to renew investment management agreements, adverse results of litigation and/or arbitration, acts of terrorism and/or war, competition, changes in government regulation, availability and terms of capital, regulatory enforcement actions, acquisition strategy, less favorable economic and market conditions, including our cost to finance the Company, and other risks as set out in the reports filed by us with the Securities and Exchange Commission. Should one or more of these risks materialize or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. All subsequent written or oral forward-looking statements attributable to us, or persons acting on our behalf are expressly qualified in their entirety by such factors.

        The information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Form 10-Q and the audited financial statements and notes thereto in our 2001 Annual Report on Form 10-K, as well as a more detailed explanation of risk factors at the end of this Item 2 under the heading entitled "Forward Looking Information."

Overview

        We derive our revenues primarily from providing investment management, distribution, and administrative services to the Funds and managed institutional and separate accounts. Investment management fees, our most substantial source of revenues, are based on the amount of assets under management and are affected by sales levels, financial market conditions, redemptions, and the composition of assets. Underwriting and distribution revenues, another substantial source of revenues, consist of sales charges and commissions derived from sales of investment and insurance products, distribution fees, as well as advisory services of The Legend Group ("Legend") and Austin, Calvert, and Flavin, Inc. The products sold have various sales charge structures and the revenues received from sales of products vary based on the type and amount sold. Rule 12b-1 distribution fees earned for distributing certain mutual fund shares are based upon a percentage of assets and fluctuate based on sales, redemptions, and financial market conditions. Service fees include transfer agency fees, custodian fees for retirement plan accounts, and portfolio accounting fees.

Results of Operations—Three Months Ended March 31, 2002 as Compared with Three Months Ended March 31, 2001

        For the first quarter 2002, net income was $24.8 million, or $0.30 per share on a diluted basis. Net income for last year's first quarter was $30.6 million, or $0.36 per diluted share. Beginning January 1, 2002, we stopped amortizing goodwill under SFAS 142. Goodwill amortization expense for the first quarter of 2001 was $1.7 million. Excluding goodwill amortization expense, net income was $32.2 million, or $0.38 per diluted share, for the first quarter of 2001. Net income per diluted share decreased 21% quarter over quarter excluding the impact of goodwill amortization.

        Investment management fee revenues were $50.7 million, a decline of $5.5 million, or 10%, from 2001's first quarter. This decline reflects the 9% decrease in average assets under management due to weaker markets in this year's comparative period. Retail mutual fund management fee revenues decreased $6.0 million, or 12%, in correlation with a 12% decrease in average mutual fund assets. Mutual fund management fee revenue rates improved slightly in the first quarter of 2002 to 67.2 basis points from 66.9 basis points in the first quarter of 2001. The retail redemption rate, which excludes money market funds, decreased from 8.7% in the first quarter of 2001 to 8.2% in this year's first quarter.

        Growth in institutional and separate account sales in past quarters contributed to the 9% increase in related average assets over the first quarter one year ago. Management fee revenues from institutional and separate accounts increased $0.4 million, or 7%, compared to last year's first quarter, reflecting the increase in average institutional and separate account assets. Revenues from institutional and separate account business did not increase at the same rate as the related average assets due to the average management fee rate declining to 47.5 basis points from 48.6 basis points in the first quarter of 2001.

        Underwriting and distribution revenues were $47.9 million, a 2% decrease, or $0.9 million, over last year's first quarter. Revenues from front-load investment products, consisting primarily of commissions on Class A shares and variable annuities, decreased $4.4 million, or 14%, as sales of front-load investment products decreased 12% over last year's first quarter. Although variable product sales increased 3% over last year's first quarter, commission revenue rates on variable product sales declined from 7.0% in the first quarter of 2001 to 5.9% for the same period in 2002 due to an increase in sales of variable products with lower commission rates.

        Asset-based fee revenues earned on deferred-load products (Class B and Class C shares) were $3.4 million, a decline of 8%, or $0.3 million, in line with an 8% decline in related assets under management caused in large part by stock market depreciation. Offsetting these declines were asset-based fee revenues earned on our Strategic Portfolio Allocation ("SPA") product introduced in the third quarter of 2001, which contributed $2.5 million to this year's first quarter. Additionally, greater insurance product sales in this year's first quarter generated an increase in distribution revenue of $1.7 million.

  Investment Product Sales

        Investment product sales of proprietary products are summarized as follows:

        ($ in millions; excludes Legend sales, money market fund sales and sales at net asset value)

	1Q02	1Q01	% change
Front-end load sales (Class A)	$322.7	$394.0	-18.1%
W&R Target funds (variable products)	177.4	173.0	2.5%

Front-load product total	500.1	567.0	-11.8%

Back-end load sales (Class B)	58.4	72.0	-18.9%
Level-load sales (Class C)	29.1	31.6	-7.9%

Deferred-load product total	87.5	103.6	-15.5%

Total retail product sales	587.6	670.6	-12.4%
Institutional and separate accounts	265.2	355.2	-25.3%

Total investment product sales	$852.8	1,025.8	-16.9%

        Underwriting and distribution expenses were $46.4 million and were composed of both direct and indirect costs. Underwriting and distribution expenses increased $2.6 million, or 6%, primarily due to an increase in indirect costs. Indirect costs, which do not directly correlate to the fluctuations in sales, rose by $4.2 million, or 33%. This increase was partially offset by a $1.6 million, or 5%, decrease in direct costs as retail product sales decreased by 12%. Our direct costs do not always fluctuate perfectly with sales volume as certain products, such as SPA, generate underwriting and distribution revenues and expenses based on average assets rather than on sales volume.

        Examples of indirect costs are field office expenses, costs of sales programs, advertising and marketing, third-party distribution efforts and certain other costs associated with the support of our sales force such as regional and division meetings and computer services and software. Field office expenses increased $1.3 million, or 22%, from the comparative period last year primarily due to increased facilities expenses, data transmission costs for enhanced infrastructure put in place during the fourth quarter of 2001, and increased field office sales administration support compensation. Costs associated with the support of our sales force increased $1.2 million. Indirect costs associated with advertising, sales programs, and third-party distribution efforts generated an increase in expense of $0.8 million over last year's first quarter.

        Our distribution margin declined from 10.5% in last year's first quarter to 3.3% for this year's first quarter primarily due to a decrease in sales and an increase in indirect selling costs. Our proprietary distribution margin, which excludes our third-party distribution costs and therefore, better reflects the activity of our proprietary salesforce, declined to 4.4% for this year's first quarter from 11.4% for last year's first quarter.

        Sales force productivity, as measured by sales per advisor, decreased 18% to $195 thousand in the first quarter of 2002 from $239 thousand in the first quarter of 2001 as retail investment product sales declined 12% and the total number of financial advisors increased 4%. Gross production per advisor, which more closely relates to the industry's standard method of using gross commissions per representative to measure productivity, was $13.2 thousand, a decrease of 7% from last year's first quarter. The number of financial advisors was 2,956 in this year's first quarter, up 121 advisors from the same period last year.

        Shareholder service fee revenues from transfer agency, custodian, and accounting services were $16.3 million, an increase of $1.9 million, or 13%, from the first quarter of 2001. The average number of shareholder accounts increased 7% to 2.14 million at March 31, 2002, compared with 2.01 million at March 31, 2001. A per account service fee increase in late 2001 was the primary reason the growth in service fee revenues exceeded average account growth.

        Investment and other income, which consists primarily of interest income from investment securities, decreased $1.1 million, or 62%. The decrease is largely due to lower income earned on investments in commercial paper resulting from a decline in related interest rates by more than four points quarter over quarter.

        In this year's first quarter compensation and related costs increased $0.7 million, or 5%, to $15.5 million. Base salaries were up $0.3 million, or 3%, in this year's first quarter, due to modest year-end raises and a modest increase in the average number of employees. Company funded retirement costs were up $0.5 million over last year's first quarter due to headcount increases in previous years.

        General and administrative expenses increased by $3.8 million, or 63%, to $9.8 million due in large part to higher legal and consulting costs over the first quarter last year. Also contributing to the increase was higher space rent and enhanced security costs associated with our home office buildings, one of which we sold and leased back during last year's first quarter.

        We ceased the amortization of goodwill effective January 1, 2002, in connection with the adoption of SFAS 142. Goodwill amortization was $1.7 million for the first quarter of 2001.

        Interest expense decreased $0.5 million, or 10%, over last year's first quarter. Total average debt outstanding for the first quarter of 2002 was $219.5 million compared with $221.7 million for the first quarter of 2001. Interest expense associated with long-term debt increased $0.4 million as a result of incurring 18 less days of interest expense in last year's first quarter since our long-term 7.5% senior notes were not issued until January 18, 2001. This increase was slightly reduced by interest savings related to the swap agreement we entered into in March of 2002, which effectively converted our 7.5% fixed rate debt to variable rate debt. The effective swap rate for the first quarter of 2002 was 4.32%. A decrease in average short-term debt outstanding resulted in lower short-term interest expense of $0.9 million during the quarter. Our 2002 first quarter overall weighted average interest rate was 7.3% compared to 8.0% for the same period last year.

        The 2002 provision for income taxes as a percentage of pre-tax income was lower than 2001 due to ceasing amortization of goodwill in 2002.

Liquidity and Capital Resources

        Cash, cash equivalents and liquid marketable securities were $158.7 million at March 31, 2002, an increase of $4.3 million from December 31, 2001. Cash and cash equivalents included reserves of $20.6 million and $17.3 million for the benefit of customers in compliance with securities regulations at March 31, 2002 and December 31, 2001, respectively. Liquid assets, which consist of cash and cash equivalents, investments available-for-sale and current receivables increased to $199.6 million at March 31, 2002 from $184.2 million at December 31, 2001.

        Cash flow provided from operations was $27.5 million and $31.9 million for the first quarters of 2002 and 2001, respectively. The decrease is primarily due to lower net income from operations. In this year's first quarter, net cash used in investing activities was $3.5 million, in large part due to additions to property and equipment, compared with net cash provided by investing activities of $12.3 million for the same period last year. Cash flow from investing activities in the first quarter of 2001 included net proceeds of $28.2 million related to the sale of our two home office buildings, which were subsequently leased back for a period of fifteen years. This increase was offset by additional purchase price payments of $13.1 million to previous owners of acquired subsidiaries for attaining certain earnings levels as specified in purchase agreements. These specified earnings levels were not met during the year 2001 and therefore, no additional purchase price cash payments were required in the first quarter of 2002. Cash flow used in financing activities during the first quarter of 2002 was $19.0 million and consisted primarily of net repayments on short-term borrowings. Prior year financing activities included net borrowings of $97.0 million offset by a cash outflow for repurchases of common stock in the amount of $122.0 million.

        We have available to us a 364-day revolving credit facility with various lenders for a total of $235.0 million, whereby the banks could, at their option upon our request, expand the facility to $330.0 million. At March 31, 2002, there was no balance outstanding under the line of credit. At March 31, 2002, our outstanding long-term debt was $197.7 million and our outstanding short-term debt was $9.0 million.

        We believe our available cash, marketable securities and expected cash flow from operations will be sufficient to fund dividends, obligations and operations, as well as advance sales commissions and to meet any other reasonably foreseeable cash needs. We may also continue to repurchase shares of our common stock from time to time, as management deems appropriate. The share repurchases could be financed by our available cash and investments and/or the use of our revolving credit facility or utilization of money market loans.

Stock Repurchase Program

        In the first quarter of 2002, we repurchased 18,232 common shares at an aggregate cost, including commissions, of $0.6 million. The average price per share of these repurchases was $32.24.

Quarterly Dividend Rate Increased by 50%

        On March 5, 2002, our Board of Directors approved a 50% increase in our quarterly dividend rate for our Class A common stock. This results in a dividend of $.1326 per share, which was paid on May 1, 2002 to stockholders of record as of April 17, 2002. The amount of the dividend was $10.7 million. This increase represents a return to the payout ratio established at the time of our initial public offering. The Company intends to periodically review our payout level and does not expect the increase to significantly impact our long standing stock repurchase policy.

Interest Rate Swap Agreement

        On March 12, 2002, our $200.0 million 7.5% Notes were effectively converted to variable rate debt by entering into a swap agreement whereby we have agreed with another party to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts, calculated using a notional amount of $200.0 million. The difference in floating rate interest paid and 7.5% fixed rate interest received is recorded as an adjustment to interest expense during the period that the related debt is outstanding. Currently the floating rate that we are paying on the swap is 4.32% based upon the terms of the swap agreement.

        Under SFAS 133, we account for the swap as a fair value hedge of the Notes. This swap is considered effective in hedging the changes in the fair value of the Notes arising from changes in interest rates, and accordingly, there has been no impact on earnings resulting from any ineffectiveness associated with this transaction. However, components of the consolidated balance sheet are affected by adjusting the carrying amount of the swap to its fair market value and adjusting the carrying amounts of the Notes by an offsetting amount. Accordingly, at March 31, 2002, we increased "Other" long-term liabilities by $0.7 million to reflect the fair market value of the swap and decreased our "Long-term debt" by $0.7 million to reflect the fair market value of the Notes. It is management's opinion that, due to the limited use of significant hedging or other activities involving derivative instruments, changes in the fair value of derivatives are not expected to have a material impact on our operating results or financial position.

Other Information

Assets Under Management
(amounts in millions)

Ending

	1Q 02	1Q 01	% change
Mutual Fund
Equity	$22,251	$23,229	-4.2%
Fixed Income	3,510	3,184	10.2%
Money Market	1,126	1,191	-5.5%

Total	$26,887	$27,604	-2.6%
Institutional and separate accounts	5,457	4,645	17.5%

Total	$32,344	$32,249	0.3%

Strategic Portfolio Allocation*	$636	—	N/A

Average**

	1Q 02	1Q 01	% change
Mutual Funds
Equity	$22,006	$26,125	-15.8%
Fixed Income	3,476	3,171	9.6%
Money Market	1,163	1,072	8.5%

Total	$26,645	$30,368	-12.3%
Institutional and separate accounts	5,396	4,934	9.4%

Total	$32,041	$35,302	-9.2%

Strategic Portfolio Allocation*	$528	—	N/A

*
Strategic Portfolio Allocation ("SPA") assets are included within the applicable retail mutual fund category to which they relate, i.e. equity, fixed and/or money market.

**
Average calculated using daily ending balances for mutual funds and monthly ending balances for Institutional and separate accounts and SPA.

Other Items

	1Q 02	1Q 01	% change
Retail Redemption Rate—Long Term	8.2%	8.7%
Total Redemption Rate—Long Term	8.6%	8.8%
Sales per advisor (000s)(1)
Total	195	239	-18.4%
2+ Years(2)	266	328	-18.9%
0 to 2 Years(3)	56	55	1.8%
Other	54	119	-54.6%
Gross production per advisor (000's)	13.2	14.2	-7.0%
Number of financial advisors(1)	2,956	2,835	4.3%
Average number of financial advisors(1)	3,008	2,809	7.1%
Number of shareholder accounts	2,171,171	2,035,449	6.7%

(1)
Excludes Legend Retirement Advisors

(2)
Advisors licensed with the Company for two or more years.

(3)
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

        Our future revenues will fluctuate due to many factors, such as the total value and composition of assets under our management and related cash inflows or outflows in the Funds and other investment portfolios; fluctuations in national and worldwide financial markets resulting in appreciation or depreciation of assets under our management; the relative investment performance of the Funds and other investment portfolios as compared to competing offerings; the expense ratios of the Funds; investor sentiment and investor confidence; the ability to maintain our investment management and administrative fees at appropriate levels; competitive conditions in the mutual fund, asset management, and broader financial services sectors; our introduction of new mutual funds and investment portfolios; our ability to contract with the Funds for payment for investment advisory-related administrative services provided to the Funds and their shareholders; the continuation of trends in the retirement plan marketplace favoring defined contribution plans and participant-directed investments; potential misuse of client funds and information in the possession of our financial advisors; and the development of additional distribution channels may not be successful. Our revenues are substantially dependent on fees earned under contracts with the Funds and could be adversely affected if the independent directors of one or more of the Funds determined to terminate or significantly alter the terms of the investment management or related administrative services agreements.

        Our future operating results are also dependent upon the level of our operating expenses, which are subject to fluctuation for the following or other reasons: variations in the level of compensation expense due to, among other things, performance-based bonuses, changes in our employee count and mix, and competitive factors; unanticipated costs that may be incurred to protect investor accounts and the goodwill of our clients; legal expenses; and disruptions of services, including those provided by third parties such as communications, power, and the mutual fund transfer agent system. In addition, our future operating results may also be impacted by our ability to incur additional debt, by adverse litigation and/or arbitration, regulatory enforcement actions and acts of terrorism and/or war. The Company's business is also subject to substantial governmental regulation, and changes in legal, regulatory, accounting, tax, and compliance requirements may have a substantial effect on our operations and results, including but not limited to effects on costs we incur and effects on investor interest in mutual funds and investing in general or in particular classes of mutual funds or other investments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        We utilize various financial instruments with certain inherent market risks, primarily related to interest rates and securities prices. The principal risks of loss arising from adverse changes in market rates and prices to which we are exposed relate to interest rates on debt and marketable securities. Generally, these instruments have not been entered into for trading purposes. Management actively monitors these risk exposures. A portion of our risk is hedged with a derivative instrument, but fluctuations could impact our results of operations and financial position. As a matter of policy, we only execute derivative transactions to manage exposures arising in the normal course of business and not for speculative or trading purposes. The following information, together with information included in other parts of Management's Discussion and Analysis of Financial Condition and Results of Operations, which are incorporated herein by reference, describe the key aspects of certain financial instruments that have market risk to us.

  Interest Rate Sensitivity

        Our interest sensitive liabilities include our long-term fixed rate senior notes and obligations for any balances outstanding under our credit facility or other short-term borrowings. Increases in market interest rates would generally cause a decrease in the fair value of the senior notes and an increase in interest expense associated with short-term borrowings and borrowings under the credit facility. Decreases in market interest rates would generally cause an increase in the fair value of the senior notes and a decrease in interest expense associated with short-term borrowings and borrowings under the credit facility. On March 12, 2002, our $200.0 million 7.5% fixed rate senior notes maturing in February 2006 were effectively converted to variable rate debt using an interest rate swap agreement. See Note 3. of the Notes to the Unaudited Consolidated Financial Statements.

  Available-for-Sale Investments Sensitivity

        We maintain an investment portfolio of various holdings, types and maturities. These investments are generally classified as available-for-sale-securities pursuant to Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and, consequently recorded on the consolidated balance sheets at fair market value with unrealized gains or losses reported as a separate component of other comprehensive income, net of tax. Any unrealized gain or loss is recognized upon the sale of the investment. At any time, a sharp increase in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material impact on interest earnings for our investment portfolio. We do not currently hedge these interest rate exposures.

        Our portfolio is diversified and consists primarily of investment grade securities to minimize credit risk.

  Securities Price Sensitivity

        Our revenues are dependent on the underlying assets under management in the Funds to which investment advisory services are provided. The Funds include portfolios of investments comprised of various combinations of equity, bond, and other types of securities. Fluctuations in the value of these securities are common and are generated by numerous factors, including, without limitation, market volatility, the overall economy, inflation, changes in investor strategies, availability of alternative investment vehicles, government regulations and others. Accordingly, declines in any one or a combination of these factors, or other factors not separately identified, may reduce the value of investment securities and, in turn, the underlying assets under management on which our revenues are earned.

Part II. Other Information

Item 1. Legal Proceedings.

        See Notes to the Unaudited Consolidated Financial Statements, Note 6. Contingencies beginning on page 11 of this Quarterly Report on Form 10-Q regarding the status of the UILIC litigation and Sawtelle arbitration. Information required by this Item 1 is incorporated herein by reference to the disclosure contained in Note 6. of the Notes to the Unaudited Consolidated Financial Statements.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

10.1	ISDA Master Agreement, dated as of March 12, 2002, by and between Waddell & Reed Financial, Inc. and JP Morgan Chase Bank.
  (b)
  Reports on Form 8-K:

      None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 8th day of May, 2002.

WADDELL & REED FINANCIAL, INC.
By:	/s/ JOHN E. SUNDEEN, JR. Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
By:	/s/ MARK A. SCHIEBER Vice President, and Controller (Principal Accounting Officer)

QuickLinks

  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Part II. Other Information
  Item 1. Legal Proceedings.
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES