Form 10-Q
period 2002-06-30
WADDELL & REED FINANCIAL INC
filed 2002-08-14
CIK 1052100

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

        Shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:

Class	Outstanding as of July 31, 2002
Class A common stock, $.01 par value	80,124,900

Waddell & Reed Financial, Inc.

Form 10-Q
Quarter Ended June 30, 2002

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	June 30, 2002	December 31, 2001
	(unaudited)
Assets:
Cash and cash equivalents	$75,167	91,682
Investment securities, available-for-sale	91,943	62,693
Receivables:
Funds and separate accounts	15,367	13,329
Customers and other	23,095	16,520
Deferred income taxes	40	33
Prepaid expenses and other current assets	7,042	5,938

Total current assets	212,654	190,195
Property and equipment, net	46,915	41,750
Deferred sales commissions, net	13,974	12,949
Goodwill	173,684	173,684
Deferred income taxes	5,776	2,376
Other assets	16,162	12,151

Total assets	$469,165	433,105

Liabilities and Stockholders' Equity
Liabilities:
Current liabilities:
Accounts payable	$29,093	34,686
Accrued sales force compensation	11,766	13,478
Accrued other compensation	9,671	8,051
Short-term notes payable	30,200	28,000
Income taxes payable	14,577	14,056
Other current liabilities	13,536	12,459

Total current liabilities	108,843	110,730
Long-term debt	203,532	198,336
Accrued pensions and postretirement costs	10,450	8,991
Other	1,152	1,250

Total liabilities	323,977	319,307

Stockholders' equity:
Common stock—$0.01 par value: 250,000 shares authorized; 99,701 shares issued; 80,281 shares outstanding (80,204 at December 31, 2001)	997	997
Additional paid-in capital	252,332	252,261
Retained earnings	317,467	285,206
Deferred compensation	(951)	(1,262)
Cost of 19,419 common shares in treasury (19,497 at December 31, 2001)	(420,735)	(420,681)
Accumulated other comprehensive income	(3,922)	(2,723)

Total stockholders' equity	145,188	113,798

Total liabilities and stockholders' equity	$469,165	433,105

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited in thousands, except for per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2002	2001	2002	2001
Revenues:
Investment management fees	$49,358	54,779	$100,015	110,982
Underwriting and distribution fees	48,018	58,346	95,941	107,213
Shareholder service fees	16,669	14,786	32,937	29,158
Investment and other income	1,064	1,463	1,718	3,171

Total revenues	115,109	129,374	230,611	250,524

Expenses:
Underwriting and distribution	48,495	50,752	94,857	94,472
Compensation and related costs	15,695	14,126	31,211	28,936
General and administrative	8,597	6,752	18,398	12,771
Depreciation	1,595	1,296	3,127	2,536
Interest expense	2,649	4,862	6,593	9,260
Amortization of goodwill	—	1,674	—	3,326

Total expenses	77,031	79,462	154,186	151,301

Income before provision for income taxes	38,078	49,912	76,425	99,223
Provision for income taxes	12,816	18,814	26,384	37,529

Net income	$25,262	31,098	$50,041	61,694

Net income per share:
—Basic	$0.31	0.39	$0.62	0.76
—Diluted	$0.31	0.38	$0.60	0.73

Weighted average shares outstanding:
—Basic	80,494	79,716	80,472	80,968
—Diluted	82,304	82,801	82,718	84,171

Dividends declared per common share	$0.1326	0.0884	$0.2652	0.1768

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2002	2001	2002	2001
Net income	$25,262	31,098	$50,041	61,694
Other comprehensive income:
Net unrealized appreciation (depreciation) of investments during the period, net of income taxes of $(636), $432, $(732), and $(308), respectively	(1,041)	702	(1,199)	(505)
Reclassification adjustment for amounts included in net income, net of income taxes of $0, $(7), $0, and $(12)	—	(12)	—	(21)

Comprehensive Income	$24,221	31,788	$48,842	61,168

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity

For the Six Months Ended June 30, 2002

(Unaudited in thousands)

	Common Stock
							Accumulated other comprehensive income
			Additional paid-in capital	Retained earnings	Deferred Compensation	Treasury Stock		Total stockholders' equity
	Shares	Amount
Balance at December 31, 2001	99,701	$997	252,261	285,206	(1,262)	(420,681)	(2,723)	113,798
Net income	—	—	—	50,041	—	—	—	50,041
Recognition of deferred compensation	—	—	379	—	311	—	—	690
Dividends paid	—	—	—	(17,780)	—	—	—	(17,780)
Exercise of stock options	—	—	(3,356)	—	—	11,863	—	8,507
Tax benefit from exercise of options	—	—	3,048	—	—	—	—	3,048
Treasury stock repurchases	—	—	—	—	—	(11,917)	—	(11,917)
Unrealized loss on investment securities	—	—	—	—	—	—	(1,199)	(1,199)

Balance at June 30, 2002	99,701	$997	252,332	317,467	(951)	(420,735)	(3,922)	145,188

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited in thousands)

	For the six months ended June 30,
	2002	2001
Cash flows from operating activities:
Net income	$50,041	61,694
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,707	6,059
Gain on sale of investments	—	(31)
Recognition of deferred compensation	690	1,128
Loss on sale and retirement of fixed assets	104	325
Capital gains and dividends reinvested	(19)	(25)
Deferred income taxes	(2,675)	(1,972)
Changes in assets and liabilities:
Receivables from funds and separate accounts	(2,038)	1,170
Other receivables	(6,575)	699
Other assets	(1,122)	(5,712)
Accounts payable	(5,593)	(14,825)
Other liabilities	5,915	13,762

Net cash provided by operating activities	42,435	62,272

Cash flows from investing activities:
Additions to investment securities	(32,137)	(1,060)
Proceeds from sales of investment securities	134	952
Proceeds from maturity of investment securities	439	618
Proceeds from the sale of buildings	—	28,233
Additions to property and equipment	(8,396)	(6,670)
Additional purchase price payments for subsidiaries	—	(13,269)

Net cash provided by (used in) investing activities	(39,960)	8,804

Cash flows from financing activities:
Proceeds from long-term borrowings	—	198,014
Net short-term borrowings (repayments)	2,200	(142,000)
Cash dividends	(17,780)	(14,422)
Purchase of treasury stock	(11,917)	(122,048)
Exercise of stock options	8,507	5,742

Net cash used in financing activities	(18,990)	(74,714)

Net decrease in cash and cash equivalents	(16,515)	(3,638)
Cash and cash equivalents at beginning of period	91,682	68,082

Cash and cash equivalents at end of period	$75,167	64,444

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    The Company and Significant Accounting Policies

  Waddell & Reed Financial, Inc. and Subsidiaries

        Waddell & Reed Financial, Inc. and subsidiaries (hereinafter referred to as the "Company," "we," "us," or "our") derive revenues primarily from investment management, investment product underwriting and distribution, and shareholder services administration provided to the Waddell & Reed Advisors Group of Mutual Funds (the "Advisors Funds"), W&R Funds, Inc. (the "W&R Funds"), W&R Target Funds, Inc. (the "Target Funds") and Waddell & Reed InvestEd Portfolios, Inc. ("InvestEd") (collectively, the "Funds"), and managed institutional and separate accounts.

  Basis of Presentation

        We have prepared the accompanying unaudited consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to enable a reasonable understanding of the information presented. The information in this Quarterly Report on Form 10-Q should be read in conjunction with Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and notes thereto included in our December 31, 2001 Annual Report on Form 10-K.

        In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only a normal and recurring nature) necessary to present fairly our financial position at June 30, 2002 and December 31, 2001, the results of operations for the three months and six months ended June 30, 2002 and 2001, and cash flows for the six months ended June 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States.

  Use of Estimates

        Accounting principles generally accepted in the United States require us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues, and expenses when preparing our consolidated financial statements. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year.

  Derivatives and Hedging Activities

        We adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities,"on January 1, 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value, with changes in the fair value of the derivative instruments to be recorded in current earnings or deferred in equity. As a matter of policy, we only execute derivative transactions to manage exposure arising in the normal course of business and not for speculative or trading purposes. It is management's opinion that, due to our limited use of significant hedging or other activities involving derivative instruments, changes in the fair value of derivatives will not have a material impact on our results of operations or our financial position.

2.    Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand and short-term investments. We consider all highly liquid investments with original or remaining maturities of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents at June 30, 2002 and December 31, 2001 include amounts of $10.0 million and $20.4 million, respectively, for the benefit of customers in compliance with securities industry regulations. Substantially all cash balances are in excess of federal deposit insurance limits.

3.    Fair Value Hedge

        On March 12, 2002, our $200.0 million 7.5% fixed rate senior notes maturing in February 2006 (the "Notes") were effectively converted to variable rate debt by entering into an interest rate swap agreement (the "swap") whereby we have agreed with another party to exchange, at specified intervals, the difference between the fixed-rate and various floating-rate interest amounts, calculated using a notional amount of $200.0 million. The difference in the floating-rate interest paid and the 7.5% fixed-rate interest received is recorded as an adjustment to interest expense during the period that the related debt is outstanding. As of June 30, 2002, the floating rate being paid was 4.29%. The change in the fair value of the swap is recorded in the consolidated balance sheet by adjusting the carrying amounts of the Notes by an offsetting amount for the swap.

        Under SFAS 133, we account for the swap as a fair value hedge of the Notes. This swap is considered effective in hedging the changes in the fair value of the Notes arising from changes in interest rates, and accordingly, there has been no impact on earnings resulting from any ineffectiveness associated with this transaction. Interest expense savings realized as a result of the hedge was approximately $1.6 million and $1.9 million for the three and six months ended June 30, 2002, respectively. At June 30, 2002, we recorded an increase in "Other assets" of $5.0 million to reflect the fair value of the swap and recorded an increase in "Long-term debt" of $5.0 million to reflect the fair value of the Notes.

4.    Stockholders' Equity

  Earnings per Share

        Basic earnings per share is computed based on the weighted average number of common shares outstanding for the periods ended June 30, 2002 and 2001, respectively. Diluted earnings per share for these periods are computed based on the weighted average number of common shares outstanding plus the effect of the dilutive impact of stock options.

        The components of basic and diluted earnings per share were as follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net income	$25,262	31,098	$50,041	61,694

Weighted average shares outstanding-basic	80,494	79,716	80,472	80,968
Incremental shares from assumed conversions	1,810	3,085	2,246	3,203

Weighted average shares outstanding-diluted	82,304	82,801	82,718	84,171

Earnings per share:
Basic	$0.31	0.39	$0.62	0.76
Diluted	$0.31	0.38	$0.60	0.73

        On April 24, 2002, our Board of Directors approved a dividend in the amount of $.1326 per share payable on August 1, 2002 to stockholders of record as of July 11, 2002. The total dividend paid was $10.7 million.

        For the six-month period ended June 30, 2002, we repurchased 472,232 common shares for a total cost, including commissions, of $11.9 million. For the six-month period ended June 30, 2001, we repurchased 4.0 million common shares for a total cost, including commissions, of $122.0 million.

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

5.    Goodwill

        On January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") and stopped amortizing goodwill. Prior to the adoption of SFAS 142, we evaluated the recoverability of goodwill based upon undiscounted estimated future cash flows. In connection with the transitional goodwill impairment evaluation, SFAS 142 required that we perform an assessment as to whether there was an indication that goodwill was impaired as of the date of adoption using a fair value model. To accomplish this, we were required to identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including existing goodwill, to those reporting units as of January 1, 2002. We then compared the fair value of each reporting unit, based on a multiple of earnings, to the carrying value. We concluded that there were no indications that impairment of goodwill existed at the date of adoption, and therefore, the second step of the transitional goodwill impairment evaluation was not applicable.

        Had the provisions of SFAS 142 been applied for the three months and six months ended June 30, 2001, our net income and net income per diluted share would have been as follows (in thousands, except per share data):

	For the three months ended June 30,
	2002		2001
	Net income	Diluted per share	Net income	Diluted per share
Net income:
Net income	$25,262	$0.31	$31,098	$0.38
Add back: goodwill amortization	—	—	1,674	0.02

Adjusted net income	$25,262	$0.31	$32,772	$0.40

	For the six months ended June 30,
	2002		2001
	Net income	Diluted per share	Net income	Diluted per share
Net income:
Net income	$50,041	$0.60	$61,694	$0.73
Add back: goodwill amortization	—	—	3,326	0.04

Adjusted net income	$50,041	$0.60	$65,020	$0.77

6.    Contingencies

        Certain of our subsidiaries are involved from time to time in various legal and regulatory proceedings and claims incident to the normal conduct of their businesses. On the basis of information presently available and advice received from counsel, other than the items listed below, it is the opinion of management that such legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on our financial condition or results of operations.

United Investors Life Insurance Company Litigation

        As previously disclosed in our most recent Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, we have been in litigation with United Investors Life Insurance Company ("UILIC") in the Circuit Court of Jefferson County, Alabama (CV-002720) over the terms of a disputed compensation agreement executed in July 1999 by UILIC and our broker-dealer subsidiary, Waddell & Reed, Inc. ("W&R") (the "Letter Agreement") and our customers' replacement of UILIC variable annuity policies with Nationwide variable annuity policies.

        On March 19, 2002, after the conclusion of a five-week trial, the jury in this case found for UILIC, awarding compensatory damages of $50 million. Jurors rejected UILIC's demand for punitive damages and our demands for counterclaim damages. The jury did not allocate the compensatory damages between the two major causes of action. The amount collected pursuant to the Letter Agreement before the jury verdict was approximately $11.0 million.

        Pursuant to a ruling received earlier in the case, we are barred from collecting annual compensation of 0.20% on all UILIC variable annuity policy assets under management sold by our financial advisors before January 1, 2000. This compensation was halted April 30, 2001, concurrent with the termination of the Principal Underwriting Agreement between W&R and UILIC. Before the verdict, we had been receiving annual compensation of 0.25% on all variable annuity policies' assets under management on UILIC variable annuity policies sold by our financial advisors after January 1, 2000. Beginning March 20, 2002, these monies were being paid into the Court pending a ruling by the Court on the enforceability of the Letter Agreement.

        On June 25, 2002, the Court entered an order denying our post-trial motions regarding the jury verdict, including our motions to disregard it and for a new trial. In addition, the Court found that there was not a binding agreement between the companies regarding variable annuity basis point compensation pursuant to the Letter Agreement and ordered that UILIC was entitled to the funds that have been deposited with the Court since the entry of the jury verdict. Finally, the Court ruled in favor of the Company in denying a request by UILIC for an injunction preventing the replacement of UILIC variable annuity policies with Nationwide variable annuity policies by our customers.

        The judgment has been stayed with the posting of an appeal bond in the amount of $62.5 million in cash being deposited with the Court. The $50 million jury verdict accrues interest at 12% per annum from June 25, 2002. On July 24, 2002 the Company filed its Notice of Appeal with the Alabama Supreme Court. The Notice of Appeal requests an appellate review of the jury's verdict and the finding of the Court regarding the Letter Agreement, including its previous ruling on basis point compensation which became effective on April 30, 2001, to the Supreme Court of Alabama. It is anticipated that any action by the Supreme Court of Alabama will take a minimum of one year.

        Management believes that the jury verdict is not supported by the evidence or case law in Alabama. In the opinion of management, the size and nature of the judgment on appeal, if any, is unknown and not reasonably determinable; therefore, no liability has been recorded in the consolidated financial statements of Waddell & Reed Financial, Inc.

NASD Arbitration

        As previously disclosed in our most recent Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, a NASD Dispute Resolution Arbitration Panel entered an award of $27.6 million against Waddell & Reed, Inc. ("W&R") on August 7, 2001 (97-03642). The award was made upon the conclusion of an arbitration proceeding conducted in New York arising from a complaint by Stephen Sawtelle, a former W&R financial advisor. In the arbitration, this advisor claimed that after his termination on February 10, 1997, W&R engaged in conduct that tortiously interfered with his prospective business relations and violated provisions of the Connecticut Unfair Trade Practices Act ("CUTPA"). The Panel found W&R liable and directed payment of approximately $1.8 million in compensatory damages, plus attorney's fees of $747,000. It also held that W&R had violated CUTPA and ordered the payment of punitive damages in the amount of $25.0 million. On August 8, 2001, the former advisor filed a petition with the Supreme Court of the State of New York, County of New York, seeking to confirm the award (115056/01). Shortly thereafter, W&R filed a motion to have the award vacated or modified.

        On or about June 3, 2002, the New York Supreme Court confirmed the punitive damage award and reduced the compensatory damage award. The Court reduced the compensatory damages to $1.08 million and confirmed the original punitive damage award of $25 million and the legal fees of $747,000. On or about June 12, 2002, W&R filed its notice of appeal with the Court and will appeal the judgment to the Appellate Division of the New York Supreme Court. Sawtelle has also filed his notice of appeal regarding the reduction of his compensatory damages. The judgment has been stayed with the posting of an appeal bond by the Company with the Court in the amount of $28.7 million backed by a letter of credit in the amount of $36 million, which in turn was collateralized by investment securities.

        In the opinion of management, the size and nature of the award on appeal, if any, is unknown and not reasonably determinable; therefore, no liability has been recorded in the consolidated financial statements of Waddell & Reed Financial, Inc.

Financial Instruments

        As collateral for performance under a ruling by the New York Supreme Court in connection with the NASD Dispute Resolution Panel award, we are contingently liable under a standby letter of credit in the amount of $36.0 million. As part of this transaction, we pledged investment securities with a combined carrying value of $44.2 million as collateral for obligations of the bank under the letter of credit, which expires in June 2003. These securities are currently recorded in "Investment securities—available for sale" on the consolidated balance sheet.

7.    Subsequent Events

        On July 24, 2002, a deposit of $62.5 million in cash was made with the Circuit Court of Jefferson County, Alabama in connection with the posting of an appeal bond relating to a compensatory damage judgment against us in the UILIC litigation. On July 24, 2002, the Company also filed its Notice of Appeal with the Alabama Supreme Court. The Notice of Appeal requests an appellate review of the jury's verdict and the finding of the Court regarding the Letter Agreement, including its previous ruling on basis point compensation which became effective on April 30, 2001, to the Supreme Court of Alabama. It is anticipated that any action by the Supreme Court of Alabama will take a minimum of one year.

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

Overview

        We derive our revenues primarily from providing investment management, underwriting and distribution, and administrative services to the Funds and managed institutional and separate accounts. Investment management fees, our most substantial source of revenues, are based on the amount of assets under management and are affected by sales levels, financial market conditions, redemptions, and the composition of assets. Underwriting and distribution revenues, another substantial source of revenues, consist of sales charges and commissions derived from sales of investment and insurance products, distribution fees, and advisory services of Waddell & Reed, Inc. and The Legend Group ("Legend"). The products sold have various sales charge structures and the revenues received from product sales vary based on the type and amount sold. Rule 12b-1 distribution fees earned for distributing certain mutual fund shares are based upon a percentage of assets and fluctuate based on sales, redemptions, and financial market conditions. Service fees include transfer agency fees, custodian fees for retirement plan accounts, and portfolio accounting fees.

Critical Accounting Policies and Estimates

        Our discussion and analysis of the financial condition and results of operations are based upon our consolidated financial statements. Our consolidated financial statements and accompanying footnotes have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Accounting principles generally accepted in the United States of America require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses in the consolidated financial statements and accompanying notes and related disclosures of commitments and contingencies. We continually evaluate the accounting policies and estimates we use to prepare the consolidated financial statements. We rely on historical experience, third party professionals, and various other assumptions that we believe to be reasonable to make judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates. We have identified the following critical accounting policies and estimates used by management in the preparation of our consolidated financial statements: valuation of long-lived assets, taxes, and pension and postretirement benefits.

Valuation of long-lived assets

        We regularly review the carrying value of certain long-lived assets with respect to any events or circumstances that indicate impairment or an adjustment to the amortization period is necessary. If circumstances suggest the recorded amounts cannot be recovered, calculated based upon estimated future undiscounted cash flows estimated to be generated by those assets, the carrying values of these assets are reduced to fair value.

        In connection with the June 2001 issuance of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), we stopped amortizing goodwill effective January 1, 2002. In lieu of amortization, we performed the required transitional impairment test for goodwill recorded as of January 1, 2002. Upon the completion of this test, we concluded that no impairment of goodwill existed at the date of adoption. At least annually, or in the case of certain factors being present, we are required to complete an ongoing review of the recoverability of goodwill using a fair-value based approach. Factors that are considered important to determining whether an impairment of goodwill might exist include significant continued under-performance compared to peers, significant changes in our business and products, material and ongoing negative industry or economic trends, or other factors specific to each asset or subsidiary being evaluated. Because of the significance of goodwill to our consolidated balance sheets, the annual impairment analysis will be critical. Any changes in key assumptions about our business and our prospects, or changes in market conditions or other externalities, could result in an impairment charge and such a charge could have a material adverse effect on our financial condition and results of operations.

Accounting for income taxes

        The provision for income taxes is based upon our estimate of taxable income for each respective accounting period. We recognize an asset or liability for the deferred tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements, including the determination of any valuation allowances that might be required against deferred tax assets. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of assets are recovered or liabilities are settled. We have not recorded a valuation allowance on deferred tax assets as of the current reporting period based on our belief that operating income will, more likely than not, be sufficient to realize the benefit of these assets over time. In the event that actual results differ from these estimates or if our historical trend of positive operating income changes, we may be required to record a valuation allowance on deferred tax assets, which could have a material adverse effect on our consolidated financial condition and results of operations.

Pensions and other postretirement benefits

        Our pension and other postretirement benefits costs and liabilities are calculated using various actuarial assumptions and methodologies prescribed under Statement of Financial Accounting

Standards No. 87 "Employers' Accounting for Pensions" ("SFAS 87") and Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Other Postretirement Benefits Other than Pensions" ("SFAS 106"). We use certain assumptions, including but not limited to, the selection of the: (i) discount rate, (ii) expected return on plan assets, and (iii) expected health care cost trend rate. The discount rate assumption is based upon the review of high quality corporate bond rates and the change in these rates during the year. The expected return on plan assets and health care cost trend rate are based upon an evaluation of our historical trends and experience, taking into account current and expected future market conditions. In the event that actual results differ from estimates, future pension costs and funding requirements may change materially.

Results of Operations—Three Months Ended June 30, 2002 as Compared with Three Months Ended June 30, 2001

        This year's second quarter net income was $25.3 million, or $0.31 per share on a diluted basis. Net income for last year's second quarter was $31.1 million, or $0.38 per diluted share. Beginning January 1, 2002, we stopped amortizing goodwill under provisions of SFAS 142. Excluding goodwill amortization expense of $1.7 million in last year's second quarter, net income was $32.8 million, or $0.40 per diluted share. Excluding the impact of goodwill amortization, this year's second quarter net income per diluted share decreased 23%.

        Investment management fee revenues declined $5.4 million, or 10%, to $49.4 million. The primary cause for the overall decrease was the decline in retail mutual fund fee revenues of $5.5 million, or 11%, resulting from a 12% decline in average retail mutual fund assets. This decline was slightly offset by an improvement in mutual fund management fee revenue rates in the second quarter of 2002 to 67.2 basis points from 66.9 basis points in the second quarter of 2001. The long-term retail redemption rate, which excludes money-market funds and Class Y ("institutional class") shares, increased from 8.1% in the second quarter of 2001 to 10.6% in this year's second quarter. Half of this rate increase is due to lower average assets compared to the prior period. Redemptions of our long-term retail mutual funds were up $86.5 million, representing only 0.3% of average retail assets under management, which was a relatively stable result considering recent stock market volatility. Average assets under management for institutional and separate accounts increased 5% contributing an increase of $0.1 million in the related management fee revenue.

        Underwriting and distribution revenues were $48.0 million, a decrease of $10.3 million, or 18%, from last year's second quarter. Revenues from front-load investment products, consisting primarily of commissions on Class A shares and variable annuity products, decreased $14.1 million, or 35%, correlating to the decrease in related front-load investment product sales of 39%. Commissionable variable annuity exchanges peaked in the second quarter of 2001 at $290.9 million. Excluding these exchanges in both periods, front-load sales were down 10%. Of note in this year's second quarter, is the 33% increase in the number of financial plans prepared for our clients. These plans are a source of front-load revenue and are a leading indicator for future asset sales when markets firm.

        As of April 1, 2002, we stopped recording asset-based fee compensation on variable annuity policy assets that are underwritten by UILIC. Consequently, in this year's second quarter we recorded $0.3 million less in revenue for asset-based fees received on variable annuity policies.

        Asset-based fee revenues earned on deferred-load products (Class B and Class C shares) declined $0.2 million, or 6%, directly corresponding to the 6% decline in related average assets. Offsetting these declines were asset-based fee revenues earned on our Strategic Portfolio Allocation product ("SPA") introduced in the third quarter of 2001, which contributed $3.1 million to this year's second quarter. Insurance product commissions increased $1.2 million over the comparative period last year due to increased term insurance and fixed annuity sales.

        Sales force productivity, as measured by sales per advisor, decreased 40% to $180 thousand in the second quarter of 2002 from $298 thousand in the second quarter of 2001 as retail investment product sales declined 35% and the total number of financial advisors increased 7%. Gross production per advisor, which more closely relates to the industry's standard method of using gross commissions per representative to measure productivity, was $12.8 thousand, a decrease of 26% from last year's second quarter. The number of financial advisors was 3,163 at the end of this year's second quarter, up 213 advisors over the same period last year.

Investment Product Sales

        Investment product sales of proprietary products are summarized as follows:

        ($ in millions; excludes Legend non-proprietary fund sales, money market fund sales and sales at net asset value)

	2Q 02	2Q 01	% change
Front-end load sales (Class A)	$321.5	$338.1	-4.9%
W&R Target funds (variable products)	149.6	428.7	-65.1%

Front-load product total	471.1	766.8	-38.6%

Back-end load sales (Class B)	57.0	63.7	-10.5%
Level-load sales (Class C)	29.5	31.7	-6.9%

Deferred-load product total	86.5	95.4	-9.3%

Total retail product sales	557.6	862.2	-35.3%
Institutional and separate accounts	274.4	366.9	-25.2%

Total investment product sales	$832.0	$1,229.1	-32.3%

        Underwriting and distribution expenses were $48.5 million, a decrease of $2.3 million, or 4%, from last year's second quarter. Direct costs declined in close correlation to the decline in retail investment product sales. This decline was partially offset by increased advisor compensation for asset-based fees related to asset growth in our SPA product. Indirect costs increased $3.1 million due to increased expenditures for technology, field office space rent, sales programs, advisor health insurance, third-party distribution efforts, and certain compensation related to the support of our sales force, as well as lower Rule 12b-1 expense reimbursements received from the Funds.

        Our distribution margin declined from 13.0% in last year's second quarter to -1.0% for this year's second quarter primarily due to a decrease in sales and an increase in indirect selling costs. Our proprietary distribution margin, which excludes our third-party distribution costs and therefore, better reflects the activity of our proprietary salesforce, declined from 13.8% for last year's second quarter to 0.1% for this year's second quarter.

        Our third-party sales channel has developed substantially compared to the same period last year. Third-party sales nearly tripled growing from $65.5 million in last year's second quarter to $191.5 million in this year's second quarter. This year's second quarter was our third-party distribution channel's second consecutive period of profitability since commencement of selling activities in the first quarter of 2001. This profitability is measured by netting management fee revenues for assets gained from third-party sales against distribution costs of our third-party efforts.

        Shareholder service-fee revenues from transfer agency, custodian, and accounting services were $16.7 million, an increase of $1.9 million, or 13%, over the second quarter of 2001. Approximately half of the increase in service-fee revenue was due to an increase in per-account service fees that took effect in late 2001, while the remaining half was largely attributable to an increase in the average number of shareholder accounts. The average number of shareholder accounts increased 7% to 2.19 million at June 30, 2002 from 2.05 million for the same period last year.

        Investment and other income, which consists primarily of interest income from invested cash and marketable securities, decreased $0.4 million, or 27%. The decrease is largely due to lower income earned on investments in commercial paper resulting from a decline in related interest rates quarter over quarter.

        In this year's second quarter, compensation and related costs increased $1.6 million, or 11%, to $15.7 million. Base salaries and related payroll taxes were up slightly over last year due to a 3% increase in the average number of employees. Accruals for bonus and incentive compensation were $1.5 million higher than last year's second quarter.

        General and administrative expenses increased by $1.8 million, or 27%, to $8.6 million due in large part to higher legal and consulting costs and enhanced security over the second quarter of last year.

        We stopped amortizing goodwill effective January 1, 2002, in connection with the adoption of SFAS 142. Goodwill amortization was $1.7 million for the second quarter of 2001.

        Interest expense decreased $2.2 million, or 46%, from last year's second quarter. This decrease is primarily due to interest savings of $1.6 million related to the swap agreement we entered into in March of 2002, which effectively converted our 7.5% fixed rate debt to variable rate debt. The effective swap rate for the second quarter of 2002 was 4.29%. A decrease in average short-term debt outstanding and lower rates resulted in lower short-term interest expense of $0.6 million during the quarter. Total average debt outstanding for the second quarter of 2002 was $223.6 million compared with $257.0 million for the second quarter of 2001.    Our 2002 second quarter overall average interest rate, which includes other borrowing costs such as commitment fees, was 4.8% compared to 7.6% for the same period last year.

        During the second quarter, the State of Kansas passed new state income tax legislation favorable to the mutual fund industry. The change relates to the methodology used to source company taxable income to the State of Kansas in a fashion similar to that used in 11 other states. The law phases in the effect, such that 50% of the benefit is applicable in the year 2002 and 100% is applicable in 2003 and thereafter. Since our state income taxes were reduced retroactively effective January 1, 2002, one half of the benefit, representing the first six months of 2002, was recorded in the second quarter.

Results of Operations—Six Months Ended June 30, 2002 as Compared with Six Months Ended June 30, 2001

        For the six months ended June 30, 2002, net income was $50.0 million, or $0.60 per diluted share. For the same period last year net income was $61.7 million or $0.73 per diluted share.    Beginning January 1, 2002, we stopped amortizing goodwill under provisions of SFAS 142. Excluding goodwill amortization expense of $3.3 million in the first six months of last year, net income was $65.0 million, or $0.77 per diluted share. Excluding the impact of goodwill amortization, net income per diluted share decreased 22%.

        Investment management fee revenues were $100.0 million for the six months ended June 30, 2002, a decrease of $11.0 million, or 10%, from the same period last year. The primary cause for the overall decrease was the decline in retail mutual fund fee revenues of $11.5 million, or 12%, resulting from a 12% decline in average retail mutual fund assets. Mutual fund management fee revenue rates improved to 67.2 basis points for the first six months of 2002 from 66.9 basis points last year. The long-term retail redemption rate increased from 8.4% for the first six months of 2001 to 9.4% for the comparative period this year. Since absolute redemption dollars have declined 2% from the first six months of last year, the increase in the retail redemption rate is attributed solely to a depreciated level of average retail mutual fund assets. Average assets under management for institutional and separate accounts increased 6% over the first six months of last year contributing an increase of $0.5 million in the related management fee revenue.

        Underwriting and distribution fee revenues were $95.9 million for the first six months of 2002, an $11.3 million decrease, or 11%, from the same period last year. Revenues from front-load investment products, consisting primarily of commissions on Class A shares and variable annuity products, decreased $18.6 million, or 26%, correlating to the decrease in related front-load investment product sales of 27%. Sales of financial plans, a front-load product, increased 23% over last year resulting in an increase in financial planning fee revenues of $0.5 million, or 27%. This is a leading indicator for future asset sales when markets firm.

        Net asset-based fee revenues on variable annuity policies underwritten by all carriers declined $1.2 million year-to-date. This decline was due to the loss of revenue from UILIC variable annuity policies' assets. Last year we recorded asset-based revenues on all variable annuity policies' assets under management underwritten by UILIC; we recorded 0.25% on assets of variable policies issued after January 1, 2000 and 0.20% on assets of variable policies issued before that date. For UILIC policies, we stopped recording the 0.20% fee revenue on April 30, 2001 and the 0.25% fee revenue on April 1, 2002 (see Part II. Item I. Legal Proceedings of this Form 10-Q for additional information). In the current year, asset-based fee revenues earned on deferred-load products (Class B and Class C shares) declined $0.5 million, or 7%, directly corresponding to the 7% decline in related average assets. The decline in average assets was largely the result of stock market depreciation. Offsetting these declines to underwriting and distribution fee revenues were asset-based fee revenues earned on our Strategic Portfolio Allocation product ("SPA"), which was introduced in the third quarter of 2001. Our SPA product contributed $5.7 million to this year's first six months. Insurance product commissions increased $2.9 million over the comparative period last year due to increased term insurance and fixed annuity sales.

        The number of financial advisors was 3,163, up 213 or 7%, over last year. Salesforce productivity, as measured by retail investment product sales per advisor declined 30% to $374 thousand for the first six months of this year. This can be attributable primarily to decreased retail investment product sales, but also to the increase in the number of advisors. Gross production per advisor, which more closely relates to the industry's standard method of using gross commissions per representative to measure productivity, was $25.9 thousand, down 18% from the previous year.

Investment Product Sales

        Investment product sales of proprietary products are summarized as follows:

        ($ in millions; excludes Legend non-proprietary fund sales, money market fund sales and sales at net asset value)

	YTD 2002	YTD 2001	% change
Front-end load sales (Class A)	$644.2	$732.1	-12.0%
W&R Target funds (variable products)	327.0	601.7	-45.7%

Front-load product total	971.2	1,333.8	-27.2%

Back-end load sales (Class B)	115.4	135.7	-15.0%
Level-load sales (Class C)	58.6	63.3	-7.4%

Deferred-load product total	174.0	199.0	-12.6%

Total retail product sales	1,145.2	1,532.8	-25.3%
Institutional and separate accounts	539.6	722.1	-25.3%

Total investment product sales	$1,684.8	$2,254.9	-25.3%

        Underwriting and distribution expenses were $94.9 million, an increase of $0.4 million over last year's first six months. Direct selling costs declined $7.0 million, or 11%. This decline was not as much as the decline in front-load product sales and related revenues as it was counteracted by increased advisor compensation for increased insurance sales and asset-based fees related to asset growth in our SPA product, which are not measured as a front-load product sale. Indirect costs increased $7.4 million, or 25%, due to increased expenditures for technology, field office space rent, co-op advertising, sales programs, advisor health insurance, third-party distribution efforts, certain compensation related to the support of our sales force, certain legal expenses and shareholder adjustments that are considered a cost of underwriting and distribution, as well as $1.4 million lower Rule 12b-1 expense reimbursements received from the Funds.

        Our distribution margin declined from 11.9% for the first six months of last year to 1.1% for the same period this year primarily due to a decrease in sales and an increase in indirect selling costs. Our proprietary distribution margin, which excludes our third-party distribution costs and therefore, better reflects the activity of our proprietary salesforce, declined from 12.7% to 2.2% in the current year.

        Shareholder service fees from transfer agency, custodian and accounting services were $32.9 million for the six months ended June 30, 2002, up 13%, or $3.8 million, over the same period last year. Approximately half of the increase in service-fee revenue was due to an increase in per-account service fees that took effect in late 2001, while the remaining half was largely attributable to an increase in the average number of shareholder accounts. The average number of customer accounts grew by 138 thousand, or 7%, to 2.17 million at June 30, 2002.

        Compensation and related costs increased $2.3 million in the first six months of 2002, an 8% increase over the same period last year. Base salaries and related payroll taxes were up $0.4 million over last year due to a 3% increase in the average number of employees. Accruals for bonus and incentive compensation were $1.8 million higher than the comparative period last year. In the first six months of 2002, group health and accident insurance costs were also up $0.3 million.

        General and administrative expenses for this year's first six months were $18.4 million, or $5.6 million higher than the same period last year. The majority of the increase was due to higher legal costs associated with the UILIC litigation. During 2002, we had six months of costs associated with the lease of one of our home office buildings that we sold and leased back in March of 2001, compared to approximately two months of costs for space rent last year. Additionally, we had increased expenditures to enhance security for our home office buildings during the current period.

        We stopped amortizing goodwill effective January 1, 2002, in connection with the adoption of SFAS 142. Goodwill amortization was $3.3 million for the first half of 2001.

        For this year's first six months, investment and other income declined $1.5 million to $1.7 million primarily attributable to lower short-term rates earned on investments in commercial paper. The average rate earned on commercial paper for the first six months of 2002 was 1.8% compared to 5.3% for the same period last year. Interest expense decreased from $9.3 million for last year's first six months to $6.6 million for the same period this year mainly due to interest savings of approximately $1.9 million related to the swap agreement we entered into in March of 2002. Additionally, average debt balances outstanding for short-term debt were lower in the current year. Our 2002 year-to-date overall average interest rate, which includes other borrowing costs such as commitment fees, was 6.0% compared to 7.8% for the same period last year.

        During the second quarter of 2002, the State of Kansas passed new state income tax legislation favorable to the mutual fund industry. The change relates to the methodology used to source company taxable income to the State of Kansas in a fashion similar to that used in 11 other states. The law phases in the effect, such that 50% of the benefit is applicable in the year 2002 and 100% is applicable in 2003 and thereafter. Since our state income taxes were reduced retroactively effective January 1, 2002, one half of the benefit, representing the first six months of 2002, was recorded in the second quarter.

Liquidity and Capital Resources

        Cash, cash equivalents and liquid marketable securities were $75.2 million at June 30, 2002, a decrease of $16.5 million from December 31, 2001. Cash and cash equivalents included reserves of $10.0 million and $20.4 million for the benefit of customers in compliance with securities regulations at June 30, 2002 and December 31, 2001, respectively. Liquid assets, which consist of cash and cash equivalents, investments available-for-sale and current receivables increased to $205.6 million at June 30, 2002 from $184.2 million at December 31, 2001. We have pledged a portion of our investment securities with a combined carrying value of $44.2 million as collateral in support of a standby letter of credit issued in connection with the court appeal bond posted with the New York Supreme Court for the NASD arbitration. The appeal bond was purchased in the form of a surety bond, the only available means to post an appeal bond in the State of New York. Also, on July 24, 2002, an interest-bearing deposit of $62.5 million in cash was made with the Circuit Court of Jefferson County, Alabama in connection with the posting of an appeal bond relating to a compensatory damage judgment against us in the UILIC litigation.

        Cash flow provided from operations was $42.4 million and $62.3 million for the first six months of 2002 and 2001, respectively. This 32% decrease was primarily a result of lower net income. Additionally, the increase in our receivables due to the timing of cash receipts for Fund and SPA product billings, as well as interest due from the counterparty in connection with the interest rate swap agreement, and other changes in working capital also contributed to the decrease in operating cash flow.

        For the first six months of 2002, net cash used in investing activities was $40.0 million compared with net cash provided by investing activities of $8.8 million for the same period last year. In the current period, we used $32.1 million to purchase additional investment securities required as collateral for a standby letter of credit. We also had capital expenditures of $5.6 million in the first six months of 2002 related to the development of innovative customer relationship management software for use by our salesforce that will be put into service in the year 2003. In the same period last year, we received net proceeds of $28.2 million related to the sale of our two home office buildings, which were subsequently leased back for a period of fifteen years. The increase in cash provided by investing activities last year was slightly offset by additional purchase price payments in the first six months last year of $13.3 million to previous owners of acquired subsidiaries for attaining certain earnings levels as specified in purchase agreements. These specified earnings levels were not met during 2002 and therefore, no additional purchase price cash payments were required.

        Cash flow used in financing activities during the first six months of 2002 was $19.0 million and consisted primarily of cash paid for dividends and repurchases of treasury stock. Cash flow used in prior year's financing activities was $74.7 million and included net borrowings of $56.0 million offset by a cash outflow for repurchases of common stock in the amount of $122.0 million.

        We have available to us a 364-day revolving credit facility with various lenders for a total of $235.0 million, whereby the banks could, at their option upon our request, expand the facility to $330.0 million. At June 30, 2002, there was no balance outstanding under the line of credit. In January 2001, we issued $200.0 million in principal amount 7.5% senior notes due 2006 for net proceeds of $197.6 million (net of discounts, commissions and expenses) to repay amounts borrowed under the money market loan program and for general corporate purposes. At June 30, 2002, our outstanding long-term debt was $203.5 million and our outstanding short-term debt was $30.2 million, an increase from December 31, 2002 of $5.2 million and $2.2 million, respectively. At July 31, 2002, our outstanding short-term debt was $70.2 million consisting entirely of money market loans. Borrowings during July were used to partially fund the appeal bond deposit with the Alabama Court.

        We believe our available cash, marketable securities and expected cash flow from operations will be sufficient to fund dividends, obligations, and operations, as well as advance sales commissions and to meet any other reasonably foreseeable cash needs. We may also continue to repurchase shares of our common stock from time to time, as management deems appropriate. The share repurchases could be financed by our available cash and investments and/or the use of our revolving credit facility or money market loans.

Other Information

Assets Under Management
(amounts in millions)

Ending	2Q 02	2Q 01	% Change
Mutual Fund
Equity	$19,426	$24,363	-20.3%
Fixed Income	3,601	3,199	12.6%
Money Market	1,160	1,106	4.9%

Total	24,187	28,668	-15.6%
Institutional and separate accounts	4,945	5,186	-4.6%

Total	$29,132	$33,854	-13.9%

Strategic Portfolio Allocation*	$706	—	N/A
Average**	2Q 02	2Q 01		YTD 2002	YTD 2001	% Change
Mutual Fund
Equity	$20,915	$24,674	-15.2%	$21,457	$25,396	-15.5%
Fixed Income	3,574	3,203	11.6%	3,525	3,187	10.6%
Money Market	1,142	1,124	1.6%	1,153	1,098	5.0%

Total	$25,631	$29,001	-11.6%	$26,135	$29,681	-11.9%
Institutional and separate accounts	5,260	4,997	5.3%	5,310	5,011	6.0%

Total	$30,891	$33,998	-9.1%	$31,445	$34,692	-9.4%

Strategic Portfolio Allocation*	$683	—	N/A	$601	—	N/A
*
Strategic Portfolio Allocation ("SPA") assets are included within the applicable retail mutual fund category to which they relate, i.e. equity, fixed income, money market.

**
Average calculated using daily ending balances for mutual funds and monthly ending balances for "institutional and separate accounts" and "SPA").

Other Items

	2Q 02	2Q 01	% Change	YTD 2002	YTD 2001	% Change
Redemption rates—long term
Retail	10.6%	8.1%		9.4%	8.4%
Total	11.2%	8.4%		9.8%	8.6%
Sales per advisor (000s) [1]
Total	180	298	-39.6%	374	537	-30.3%
2+ Years [2]	227	453	-49.9%	489	773	-36.7%
0 to 2 Years [3]	50	64	-21.9%	94	109	-13.8%
Other	201	35	474.3%	114	132	-13.6%
Gross Production per advisor (000s)	12.8	17.2	-25.6%	25.9	31.5	-17.8%
Number of advisors [1]	3,163	2,950	7.2%	3,163	2,950	7.2%
Average number of financial advisors [1]	3,093	2,898	6.7%	3,064	2,856	7.3%
Number of shareholder accounts	2,199,575	2,066,845	6.4%	2,199,575	2,066,845	6.4%
[1]
Excludes Legend Retirement Advisors

[2]
Advisors licensed with the Company for two or more years.

[3]
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

        Our future revenues will fluctuate due to many factors, such as the total value and composition of assets under our management and related cash inflows or outflows in the Funds and other investment portfolios; fluctuations in national and worldwide financial markets resulting in appreciation or depreciation of assets under our management; the relative investment performance of the Funds and other investment portfolios as compared to competing offerings; the expense ratios of the Funds; investor sentiment and investor confidence; the ability to maintain our investment management and administrative fees at appropriate levels; the ability to attract and retain key executives and portfolio managers; competitive conditions in the mutual fund, asset management, and broader financial services sectors; our introduction of new mutual funds and investment portfolios; our ability to contract with the Funds for payment for investment advisory-related administrative services provided to the Funds and their shareholders; the continuation of trends in the retirement plan marketplace favoring defined contribution plans and participant-directed investments; potential misuse of client funds and information in the possession of our financial advisors; and the development of additional distribution channels that may not be successful. Our revenues are substantially dependent on fees earned under contracts with the Funds and could be adversely affected if the independent directors of one or more of the Funds elected to terminate or significantly alter the terms of the investment management or related administrative services agreements.

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

        On March 12, 2002, our $200.0 million 7.5% fixed rate senior notes maturing in February 2006 (the "Notes") were effectively converted to variable rate debt by entering into an interest rate swap agreement (the "swap") whereby we have agreed with another party to exchange, at specified intervals, the difference between the fixed-rate and various floating-rate interest amounts, calculated using a notional amount of $200.0 million. The difference in the floating-rate interest paid and the 7.5% fixed-rate interest received is recorded as an adjustment to interest expense during the period that the related debt is outstanding. As of June 30, 2002, the floating rate being paid was 4.29%. The change in the fair value of the swap is recorded in the consolidated balance sheet by adjusting the carrying amounts of the Notes by an offsetting amount for the swap.

        Under SFAS 133, we account for the swap as a fair value hedge of the Notes. This swap is considered effective in hedging the changes in the fair value of the Notes arising from changes in interest rates, and accordingly, there has been no impact on earnings resulting from any ineffectiveness associated with this transaction. Interest expense savings realized as a result of the hedge was approximately $1.6 million and $1.9 million for the three and six months ended June 30, 2002, respectively. At June 30, 2002, we recorded an increase in "Other assets" of $5.0 million to reflect the fair value of the swap and recorded an increase in "Long-term debt" of $5.0 million to reflect the fair value of the Notes.

  Available-for-Sale Investments Sensitivity

        We maintain an investment portfolio of various holdings, types and maturities. Our portfolio is diversified and consists primarily of investment grade debt securities and equity mutual funds. These investments are generally classified as available-for-sale-securities pursuant to Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and, consequently recorded on the consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of other comprehensive income, net of tax. Any unrealized gain or loss is recognized upon the sale of the investment. At any time, a sharp increase in interest rates or a sharp decline in the U.S. stock market could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material impact on interest earnings for our investment portfolio. We do not currently hedge these exposures.

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

Part II. Other Information

Item 1. Legal Proceedings.

        Certain of our subsidiaries are involved from time to time in various legal and regulatory proceedings and claims incident to the normal conduct of their businesses. On the basis of information presently available and advice received from counsel, other than the items listed below, it is the opinion of management that such legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on our financial condition or results of operations.

UILIC Litigation

        As previously disclosed in our most recent Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, we have been in litigation with United Investors Life Insurance Company ("UILIC") in the Circuit Court of Jefferson County, Alabama (CV-002720) over the terms of a disputed compensation agreement executed in July 1999 by UILIC and our broker-dealer subsidiary, Waddell & Reed, Inc. ("W&R") (the "Letter Agreement") and our customers' replacement of UILIC variable annuity policies with Nationwide variable annuity policies.

        On March 19, 2002, after the conclusion of a five-week trial, the jury in this case found for UILIC, awarding compensatory damages of $50 million. Jurors rejected UILIC's demand for punitive damages and our demands for counterclaim damages. The jury did not allocate the compensatory damages between the two major causes of action. The amount collected pursuant to the Letter Agreement before the jury verdict was approximately $11.0 million.

        Pursuant to a ruling received earlier in the case, we are barred from collecting annual compensation of 0.20% on all UILIC variable annuity policy assets under management sold by our financial advisors before January 1, 2000. This compensation was halted April 30, 2001, concurrent with the termination of the Principal Underwriting Agreement between W&R and UILIC. Before the verdict, we had been receiving annual compensation of 0.25% on all variable annuity policies' assets under management on UILIC variable annuity policies sold by our financial advisors after January 1, 2000. Beginning March 20, 2002, these monies were being paid into the Court pending a ruling by the Court on the enforceability of the Letter Agreement.

        On June 25, 2002, the Court entered an order denying our post-trial motions regarding the jury verdict, including our motions to disregard it and for a new trial. In addition, the Court found that there was not a binding agreement between the companies regarding variable annuity basis point compensation pursuant to the Letter Agreement and ordered that UILIC was entitled to the funds that have been deposited with the Court since the entry of the jury verdict. Finally, the Court ruled in favor of the Company in denying a request by UILIC for an injunction preventing the replacement of UILIC variable annuity policies with Nationwide variable annuity policies by our customers.

        The judgment has been stayed with the posting of an appeal bond in the amount of $62.5 million in cash being deposited with the Court. The $50 million jury verdict accrues interest at 12% per annum from June 25, 2002. On July 24, 2002 the Company filed its Notice of Appeal with the Alabama Supreme Court. The Notice of Appeal requests an appellate review of the jury's verdict and the finding of the Court regarding the Letter Agreement, including its previous ruling on basis point compensation which became effective on April 30, 2001, to the Supreme Court of Alabama. It is anticipated that any action by the Supreme Court of Alabama will take a minimum of one year.

        Management believes that the jury verdict is not supported by the evidence or case law in Alabama. In the opinion of management, the size and nature of the judgment on appeal, if any, is unknown and not reasonably determinable; therefore, no liability has been recorded in the consolidated financial statements of Waddell & Reed Financial, Inc.

        On or about October 10, 2001, UILIC sued the Company and its California investment advisors (collectively, the "W&R Defendants") in the California Superior Court in and for the County of Los Angeles (BC25943). UILIC's complaint is based upon California Business and Professions Code, Section 17200 et seq., and seeks restitution of amounts received, an accounting and imposition of a constructive trust. In addition, as in the Alabama suit, UILIC also requests an injunction essentially preventing the replacement of UILIC variable annuity policies with Nationwide variable annuity policies by our customers. In its pleadings, UILIC claims that it is not seeking damages, restitution or any remedy on its own behalf, but that the claim is brought on behalf of the general public and those persons who either currently own or previously owned variable annuity policies sold by the W&R Defendants. Specifically, UILIC claims that the W&R Defendants violated California's Unfair Business Practices Act by replacing existing UILIC variable annuity contracts with variable annuity contracts issued by Nationwide, by purportedly failing to conduct proper suitability analyses, making material misrepresentations, withholding material information about the Nationwide variable annuity contracts, and refusing to service existing UILIC variable annuity contracts.

        On November 9, 2001, the W&R Defendants removed the action to the United States District Court for the Central District of California (CV 01-09684 TJH). Thereafter, the W&R Defendants filed a motion to dismiss UILIC's complaint on the grounds that it is preempted by the Securities Litigation Uniform Standards Act of 1998 ("SLUSA"). SLUSA requires the dismissal of a covered state law class action that alleges an untrue, manipulative, or deceptive statement or omission in connection with the purchase or sale of a covered security. On or about July 19, 2002, the Federal District Court issued a one page minute order, without opinion, denying the motion to dismiss and, on its own motion, remanding the case back to California State Court. On or about July 24, 2002, the W&R Defendants filed a Notice of Appeal with the United States Court of Appeals for the Ninth Circuit ("Ninth Circuit") from the District Court's Order. In addition, on or about August 6, 2002, the W&R Defendants filed a Writ of Mandamus with the Ninth Circuit seeking an order directing the Federal District Court to vacate its July 19th order and, pursuant to the mandate of SLUSA, dismiss the case.

NASD Arbitration

        As previously disclosed in our most recent Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, a NASD Dispute Resolution Arbitration Panel entered an award of $27.6 million against Waddell & Reed, Inc. ("W&R") on August 7, 2001 (97-03642). The award was made upon the conclusion of an arbitration proceeding conducted in New York arising from a complaint by Stephen Sawtelle, a former W&R financial advisor. In the arbitration, this advisor claimed that after his termination on February 10, 1997, W&R engaged in conduct that tortiously interfered with his prospective business relations and violated provisions of the Connecticut Unfair Trade Practices Act ("CUTPA"). The Panel found W&R liable and directed payment of approximately $1.8 million in compensatory damages, plus attorney's fees of $747,000. It also held that W&R had violated CUTPA and ordered the payment of punitive damages in the amount of $25.0 million. On August 8, 2001, the former advisor filed a petition with the Supreme Court of the State of New York, County of New York, seeking to confirm the award (115056/01). Shortly thereafter, W&R filed a motion to have the award vacated or modified.

        On or about June 3, 2002, the New York Supreme Court confirmed the punitive damage award and reduced the compensatory damage award. The Court reduced the compensatory damages to $1.08 million and confirmed the original punitive damage award of $25 million and the legal fees of $747,000. On or about June 12, 2002, W&R filed its notice of appeal with the Court and will appeal the judgment to the Appellate Division of the New York Supreme Court. Sawtelle has also filed his notice of appeal regarding the reduction of his compensatory damages. The judgment has been stayed with the posting of an appeal bond by the Company with the Court in the amount of $28.7 million backed by a letter of credit in the amount of $36 million, which in turn was collateralized by investment securities.

        In the opinion of management, the size and nature of the award on appeal, if any, is unknown and not reasonably determinable; therefore, no liability has been recorded in the consolidated financial statements of Waddell & Reed Financial, Inc.

Item 4. Submission of Matters to a Vote of Security Holders.

  (a)
  Annual Meeting of Stockholders held on April 24, 2002.

  (b)
  Directors re-elected to additional three year terms at the Annual Meeting:

    Keith A. Tucker and Jerry W. Walton

    Other Directors whose terms of office continued after the Annual Meeting:

    Robert L. Hechler, Henry J. Herrmann, Dennis E. Logue, James M. Raines, Ronald C. Reimer, and William L. Rogers

  (c)
  (1) Election of Directors

	For	Withheld
Keith A. Tucker	70,792,340	892,790
Jerry W. Walton	70,822,314	862,816

    No broker non-votes on this proposal.

  (2)
  Ratify Appointment of KPMG LLP as independent auditors for 2002

For	Against	Abstain
69,267,433	2,385,948	31,749

    No broker non-votes on this proposal.

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits:

  99.1
  Certification of Chief Executive Officer

  99.2
  Certification of Chief Financial Officer

  (b)
  Reports on Form 8-K:

    None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of August 2002.

WADDELL & REED FINANCIAL, INC.
By:	/s/ Keith A. Tucker Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)
By:	/s/ John E. Sundeen, Jr. Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
By:	/s/ Mark A. Schieber Vice President and Controller (Principal Accounting Officer)

QuickLinks

  Index
  PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS.
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income
Consolidated Statement of Stockholders' Equity
Consolidated Statements of Cash Flows
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
  Part II. Other Information
  Item 1. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES