Form 10-Q
period 2002-09-30
WADDELL & REED FINANCIAL INC
filed 2002-11-14
CIK 1052100

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-13913

WADDELL & REED FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0261715 (I.R.S. Employer Identification No.)
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        Shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:

Class	Outstanding as of October 31, 2002
Class A common stock, $.01 par value	80,288,660

Waddell & Reed Financial, Inc.

Form 10-Q
Quarter Ended September 30, 2002

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	September 30, 2002	December 31, 2001
	(unaudited)
Assets
Assets:
Cash and cash equivalents	$69,240	91,682
Investment securities, available-for-sale	89,220	62,693
Receivables:
Funds and separate accounts	12,450	13,329
Customers and other	21,518	16,520
Deferred income taxes	30	33
Prepaid expenses and other current assets	69,166	5,938

Total current assets	261,624	190,195
Property and equipment, net	47,386	41,750
Deferred sales commissions, net	14,016	12,949
Goodwill	173,684	173,684
Deferred income taxes	6,692	2,376
Other assets	26,027	12,151

Total assets	$529,429	433,105

Liabilities and Stockholders' Equity
Liabilities:
Current liabilities:
Accounts payable	$38,221	34,686
Accrued sales force compensation	10,992	13,478
Accrued other compensation	12,019	8,051
Short-term notes payable	66,000	28,000
Income taxes payable	14,955	14,056
Other current liabilities	22,476	12,459

Total current liabilities	164,663	110,730
Long-term debt	212,610	198,336
Accrued pensions and post-retirement costs	10,657	8,991
Other	1,127	1,250

Total liabilities	389,057	319,307

Stockholders' equity:
Common stock—$0.01 par value: 250,000 shares authorized; 99,701 shares issued; 80,289 shares outstanding (80,204 at December 31, 2001)	997	997
Additional paid-in capital	243,793	252,261
Retained earnings	312,169	285,206
Deferred compensation	(891)	(1,262)
Cost of 19,412 common shares in treasury (19,497 at December 31, 2001)	(414,832)	(420,681)
Accumulated other comprehensive income	(864)	(2,723)

Total stockholders' equity	140,372	113,798

Total liabilities and stockholders' equity	$529,429	433,105

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited in thousands, except for per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2002	2001	2002	2001
Revenues:
Investment management fees	$43,199	51,857	$143,214	162,839
Underwriting and distribution fees	43,221	48,212	139,162	155,425
Shareholder service fees	16,321	14,855	49,258	44,013
Investment and other income	1,220	893	2,938	4,064

Total revenues	103,961	115,817	334,572	366,341

Expenses:
Underwriting and distribution	44,664	52,542	139,521	147,014
Compensation and related costs	13,186	14,371	44,397	43,307
General and administrative	10,707	8,201	29,105	20,972
Depreciation	1,642	1,441	4,769	3,977
Interest expense	2,980	4,549	9,573	13,809
Amortization of goodwill	—	1,662	—	4,988
Write-down of investment securities	7,141	—	7,141	—

Total expenses	80,320	82,766	234,506	234,067

Income before provision for income taxes	23,641	33,051	100,066	132,274
Provision for income taxes	7,637	12,623	34,021	50,152

Net income	$16,004	20,428	$66,045	82,122

Net income per share:
—Basic	$0.20	0.25	$0.82	1.02
—Diluted	$0.20	0.25	$0.80	0.98

Weighted average shares outstanding:
—Basic	80,283	80,357	80,409	80,765
—Diluted	81,073	83,005	82,163	83,780

Dividends declared per common share	$0.1326	0.0884	$0.3978	0.2652

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2002	2001	2002	2001
Net income	$16,004	20,428	$66,045	82,122
Other comprehensive income:
Net unrealized appreciation (depreciation) of investments during the period, net of income taxes of $(841), $(827), $(1,573), and $(1,135), respectively	(1,369)	(1,349)	(2,568)	(1,854)
Reclassification adjustment for amounts included in net income, net of income taxes of $2,714, $25, $2,714, and $12	4,427	41	4,427	20

Comprehensive Income	$19,062	19,120	$67,904	80,288

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity

For the Nine Months Ended September 30, 2002

(Unaudited in thousands)

	Common Stock						Accumulated other comprehensive income
			Additional paid-in capital	Retained earnings	Deferred Compensation	Treasury Stock		Total stockholders' equity
	Shares	Amount
Balance at December 31, 2001	99,701	$997	252,261	285,206	(1,262)	(420,681)	(2,723)	113,798
Net income	—	—	—	66,045	—	—	—	66,045
Recognition of deferred compensation	—	—	569	—	371	—	—	940
Dividends accrued	—	—	—	(39,082)	—	—	—	(39,082)
Exercise of stock options	—	—	(13,746)	—	—	22,096	—	8,350
Tax benefit from exercise of options	—	—	4,709	—	—	—	—	4,709
Treasury stock repurchases	—	—	—	—	—	(16,247)	—	(16,247)
Unrealized loss on investment securities	—	—	—	—	—	—	(1,859)	(1,859)

Balance at September 30, 2002	99,701	$997	243,793	312,169	(891)	(414,832)	(864)	140,372

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited in thousands)

	For the nine months ended September 30,
	2002	2001
Cash flows from operating activities:
Net income	$66,045	82,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,683	9,336
Write-down of investment securities	7,141	—
Gain on sale of investments	—	(31)
Recognition of deferred compensation	940	9,925
Loss on sale and retirement of fixed assets	119	341
Capital gains and dividends reinvested	(7)	(12)
Deferred income taxes	(5,455)	(5,469)
Changes in assets and liabilities:
Receivables from funds and separate accounts	879	926
Other receivables	(4,998)	(552)
Other assets	(1,667)	(5,574)
Accounts payable	3,535	(10,130)
Other liabilities	8,004	26,435

Net cash provided by operating activities	80,219	107,317

Cash flows from investing activities:
Additions to investment securities	(32,183)	(10,183)
Proceeds from sales of investment securities	137	952
Proceeds from maturity of investment securities	742	945
Proceeds from the sale of buildings	—	28,233
Additions to property and equipment	(10,524)	(9,448)
Appeal bond deposit	(62,500)	—
Additional purchase price payments for subsidiaries	—	(13,269)

Net cash used in investing activities	(104,328)	(2,770)

Cash flows from financing activities:
Proceeds from long-term borrowings	—	198,014
Net short-term borrowings (repayments)	38,000	(105,000)
Cash dividends	(28,436)	(21,475)
Purchase of treasury stock	(16,247)	(141,014)
Exercise of stock options	8,350	8,316

Net cash provided by (used in) financing activities	1,667	(61,159)

Net increase (decrease) in cash and cash equivalents	(22,442)	43,388
Cash and cash equivalents at beginning of period	91,682	68,082

Cash and cash equivalents at end of period	$69,240	111,470

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    The Company and Significant Accounting Policies

  Waddell & Reed Financial, Inc. and Subsidiaries

        Waddell & Reed Financial, Inc. and its subsidiaries (hereinafter referred to as the "Company," "we," "us," or "our") derive revenues primarily from investment management, investment product underwriting and distribution, and shareholder services administration provided to the Waddell & Reed Advisors Group of Mutual Funds (the "Advisors Funds"), W&R Funds, Inc. (the "W&R Funds"), W&R Target Funds, Inc. (the "Target Funds") and Waddell & Reed InvestEd Portfolios, Inc. ("InvestEd") (collectively, the "Funds"), and managed institutional and separate accounts.

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

        In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only a normal and recurring nature) necessary to present fairly our financial position at September 30, 2002 and December 31, 2001, the results of operations for the three months and nine months ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States.

  Use of Estimates

        Accounting principles generally accepted in the United States require us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues, and expenses when preparing our consolidated financial statements. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year.

  Derivatives and Hedging Activities

        We adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value, with changes in the fair value of the derivative instruments to be recorded in current earnings or deferred in equity. As a matter of policy, we only execute derivative transactions to manage exposure arising in the normal course of business and not for speculative or trading purposes. It is management's opinion that, due to our limited use of significant hedging or other activities involving derivative instruments, changes in the fair value of derivatives will not have a material impact on our results of operations or our financial position.

2.    Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand and short-term investments. We consider all highly liquid investments with original maturities of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents at September 30, 2002 and December 31, 2001 include amounts of $15.4 million and $20.4 million, respectively, held for the benefit of customers in compliance with securities industry regulations. Substantially all cash balances are in excess of federal deposit insurance limits.

        Cash deposited with a court as an appeal bond in the amount of $62.5 million is excluded from "Cash and cash equivalents" and is included in "Prepaid expenses and other current assets" on the consolidated balance sheet.

3.    Investment Securities

        Our investments are comprised of U.S., state, and government obligations, corporate debt securities, and investments in affiliated mutual funds. Substantially all investments are classified as available-for-sale. As a result, these investments are recorded at fair value. For available-for-sale securities, unrealized holding gains and losses, net of related tax effects are excluded from earnings until realized and are reported as a separate component of comprehensive income. All investments are reviewed by the Company for declines in fair value. If such declines are considered other than temporary, the cost basis of the individual security or mutual fund is written down to fair value as a new cost basis, and the amount of the write-down is included in earnings. During the third quarter of 2002, the Company recorded a charge to earnings of $7.1 million, pre-tax, to reflect the other than temporary decline in value of certain holdings in affiliated mutual funds.

4.    Fair Value Hedge

        On March 12, 2002, our $200.0 million 7.5% fixed rate senior notes maturing in February 2006 (the "Notes") were effectively converted to variable rate debt by entering into an interest rate swap agreement (the "swap") whereby we have agreed with another party to exchange, at specified intervals, the difference between the fixed-rate and various floating-rate interest amounts, calculated using a notional amount of $200.0 million. The difference in the floating-rate interest paid and the 7.5% fixed-rate interest received is recorded as an adjustment to interest expense during the period that the related debt is outstanding. As short-term interest rates fall, our interest expense declines and vice versa. As of September 30, 2002, the floating rate being paid was 4.26%. The change in the fair value of the swap is recorded on the consolidated balance sheet by adjusting the carrying amounts of the Notes by an offsetting amount for the swap.

        Under SFAS 133, we account for the swap as a fair value hedge of the Notes. This swap is considered effective in hedging the changes in the fair value of the Notes arising from changes in interest rates, and accordingly, there has been no impact on earnings resulting from any ineffectiveness associated with this transaction. Interest expense savings realized as a result of the hedge was approximately $1.6 million and $3.5 million for the three and nine months ended September 30, 2002, respectively. As of September 30, 2002, we have recorded a cumulative increase in "Other assets" of $14.0 million to reflect the fair value of the swap and a cumulative increase in "Long-term debt" of $14.0 million to reflect the fair value of the Notes.

5.    Stockholders' Equity

  Earnings per Share

        Basic earnings per share is computed based on the weighted average number of common shares outstanding for the periods ended September 30, 2002 and 2001, respectively. Diluted earnings per share for these periods are computed based on the weighted average number of common shares outstanding plus the dilutive impact of stock options.

        The components of basic and diluted earnings per share were as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net income	$16,004	20,428	$66,045	82,122

Weighted average shares outstanding-basic	80,283	80,357	80,409	80,765
Incremental shares from assumed stock option conversions	790	2,648	1,754	3,015

Weighted average shares outstanding-diluted	81,073	83,005	82,163	83,780

Earnings per share:
Basic	$0.20	0.25	$0.82	1.02
Diluted	$0.20	0.25	$0.80	0.98

        On July 10, 2002, our Board of Directors approved a dividend in the amount of $.1326 per share payable on November 1, 2002 to stockholders of record as of October 11, 2002. A dividend of $10.6 million was accrued and is reflected in "Other current liabilities" on the consolidated balance sheet.

        During the three months ended September 30, 2002 and 2001, we repurchased 234,400 and 753,714 of our common shares, respectively, for a total cost including commissions of $4.3 million and $19.0 million, respectively. For the nine-month period ended September 30, 2002 and 2001, we repurchased 706,632 and 4.8 million of our common shares, respectively, for a total cost, including commissions of $16.2 million and $141.0 million, respectively.

6.    Goodwill

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

        Going forward, we test goodwill for impairment annually, on June 30th, or more frequently whenever events occur or circumstances change which would more likely than not reduce the fair value of a reporting unit below its carrying amount.

        Had the provisions of SFAS 142 been applied for the three months and nine months ended September 30, 2001, our net income and net income per diluted share would have been as follows (in thousands except per share data):

	For the three months ended September 30,
	2002		2001
	Net income	Diluted per share	Net income	Diluted per share
Net income:
Net income	$16,004	$0.20	$20,428	$0.25
Add back: goodwill amortization	—	—	1,662	0.02

Adjusted net income	$16,004	$0.20	$22,090	$0.27

	For the nine months ended September 30,
	2002		2001
	Net income	Diluted per share	Net income	Diluted per share
Net income:
Net income	$66,045	$0.80	$82,122	$0.98
Add back: goodwill amortization	—	—	4,988	0.06

Adjusted net income	$66,045	$0.80	$87,110	$1.04

7.    Contingencies

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

United Investors Life Insurance Company Litigation

        As previously disclosed in our most recent Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002, we have been in litigation with United Investors Life Insurance Company ("UILIC") in the Circuit Court of Jefferson County, Alabama (CV-002720) over the terms of a disputed compensation agreement executed in July 1999 by UILIC and our broker-dealer subsidiary, Waddell & Reed, Inc. ("W&R") (the "Letter Agreement") and our customers' replacement of UILIC variable annuity policies with Nationwide variable annuity policies. More specifically, UILIC sought the return of all compensation pursuant to the Letter Agreement on all UILIC variable annuity policy assets under management sold by our financial advisors and also sought damages against us including, among others, conversion, breach of fiduciary duty, fraud, and tortious interference regarding the exchange of their policies.

        On March 19, 2002, after the conclusion of a five-week trial, the jury in this case found for UILIC, awarding compensatory damages of $50 million. Jurors rejected UILIC's demand for punitive damages and our demands for counterclaim damages. The jury did not allocate the compensatory damages between the two major causes of action—tortious interference and validity of the contract. The amount collected pursuant to the Letter Agreement before the jury verdict was approximately $11.0 million.

        On June 25, 2002, the Court entered an order denying our post-trial motions regarding the jury verdict, including our motions to disregard it and for a new trial. In addition, the Court found that there was not a binding agreement between the companies regarding variable annuity basis point compensation pursuant to the Letter Agreement. Finally, the Court ruled in favor of the Company in denying a request by UILIC for an injunction preventing the replacement of UILIC variable annuity policies with Nationwide variable annuity policies by our customers.

        Pursuant to a ruling received April 30, 2001 and the Court's ruling on June 25, 2002, we are barred from collecting annual compensation of 0.20% on all UILIC variable annuity policy assets under management sold by our financial advisors before January 1, 2000 and annual compensation of 0.25% on all variable annuity policies' assets under management on UILIC variable annuity policies sold by our financial advisors after January 1, 2000.

        On July 24, 2002 the Company filed its Notice of Appeal with the Alabama Supreme Court. The Notice of Appeal requests an appellate review of the jury's verdict and the finding of the Court regarding the Letter Agreement, including its previous ruling on basis point compensation that became effective on April 30, 2001. The Appeal should be fully briefed by the parties by the end of this year. It is anticipated that any action by the Supreme Court of Alabama will take a minimum of one year.

        The $50 million jury verdict accrues interest at 12% per annum from June 25, 2002. The judgment has been stayed with the posting of an appeal bond in the amount of $62.5 million in cash with the Court on July 24, 2002. This deposit is recorded in "Prepaid expenses and other current assets" on the consolidated balance sheet and we earn interest on it at 2.01% per annum.

        Management believes that the jury verdict is not supported by the evidence or case law in Alabama. In the opinion of management, the size and nature of the judgment, if any, is unknown and not reasonably determinable; therefore, no liability has been recorded in the consolidated financial statements of Waddell & Reed Financial, Inc.

        On or about October 10, 2001, UILIC sued the Company and its California financial advisors (collectively, the "W&R Defendants") in the California Superior Court in and for the County of Los Angeles (hereafter "State Court") (BC25943). UILIC's complaint is based upon California Business and Professions Code, Section 17200 et seq., and seeks restitution of amounts received, an accounting and the imposition of a constructive trust. In addition, as in the Alabama suit (where they were unsuccessful), UILIC also requests an injunction essentially preventing the replacement of UILIC variable annuity policies with Nationwide variable annuity policies by our customers. In its pleadings, UILIC claims that it is not seeking damages, restitution or any remedy on its own behalf, but that the claim is brought on behalf of the general public and those persons who either currently own or previously owned variable annuity policies sold by the W&R Defendants. Specifically, UILIC claims that the W&R Defendants violated California's Unfair Business Practices Act by replacing existing UILIC variable annuity contracts with variable annuity contracts issued by Nationwide, by purportedly failing to conduct proper suitability analyses, making material misrepresentations, withholding material information about the Nationwide variable annuity contracts, and refusing to service existing UILIC variable annuity contracts.

        On November 9, 2001, the W&R Defendants removed the action to the United States District Court for the Central District of California (hereafter "Federal Court") (CV 01-09684 TJH). Thereafter, the W&R Defendants filed a motion to dismiss UILIC's complaint on the grounds that it is preempted by the Securities Litigation Uniform Standards Act of 1998 ("SLUSA"). SLUSA requires the dismissal of a covered state law class action that alleges an untrue, manipulative, or deceptive statement or omission in connection with the purchase or sale of a covered security. On or about July 19, 2002, the Federal Court issued a one page minute order, without opinion, denying the motion to dismiss and, on its own motion, remanding the case back to State Court. On or about July 24, 2002, the W&R Defendants filed a Notice of Appeal with the United States Court of Appeals for the Ninth Circuit ("Ninth Circuit") from the Federal Court's Order. In addition, on or about August 6, 2002, the W&R Defendants filed a Writ of Mandamus with the Ninth Circuit seeking an order directing the Federal Court to vacate its July 19th order and, pursuant to the mandate of SLUSA, dismiss the case. At the request of the Ninth Circuit, additional briefing has been done by both parties. A ruling by the Ninth Circuit is expected at any time.

Sawtelle Arbitration

        As previously disclosed in our most recent Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002, a NASD Dispute Resolution Arbitration Panel entered an award of $27.6 million against Waddell & Reed, Inc. ("W&R") on August 7, 2001 (97-03642). The award was made upon the conclusion of an arbitration proceeding conducted in New York arising from a complaint by Stephen Sawtelle, a former W&R financial advisor. In the arbitration, this advisor claimed that after his termination on February 10, 1997, W&R engaged in conduct that tortiously interfered with his prospective business relations and violated provisions of the Connecticut Unfair Trade Practices Act ("CUTPA"). The Panel found W&R liable and directed payment of approximately $1.8 million in compensatory damages, plus attorney's fees of $747,000. It also held that W&R had violated CUTPA and ordered the payment of punitive damages in the amount of $25.0 million. On August 8, 2001, the former advisor filed a petition with the Supreme Court of the State of New York, County of New York, seeking to confirm the award (115056/01). Shortly thereafter, W&R filed a motion to have the award vacated or modified.

        On or about June 3, 2002, the New York Supreme Court confirmed the punitive damage award and reduced the compensatory damage and attorney's fee award. The Court reduced the compensatory damage and attorney's fee award from $2.5 million to $1.8 million and confirmed the original punitive damage award of $25 million. The judgment has been stayed with the posting of an appeal bond with the Court in the amount of $28.7 million backed by a line of credit in the amount of $36 million, which in turn is collateralized by investment securities.

        In September of this year, the Company made a strategic legal decision to no longer appeal the compensatory damage and attorney's fees portion of the award after it was reduced from $2.5 million to $1.8 million by the New York Supreme Court. This decision was made at the time our appeal briefs were filed with the Appellate Division of the New York Supreme Court and reflects our strategy to focus on contesting the related punitive damage award of $25.0 million. During this year's third quarter, we recorded a $2.0 million charge to general and administrative expense for the estimated cost of the probable payment of the compensatory damage and attorney's fees portion of the award. The inclusion of pre- and post-judgment interest on the award increased the total charge to $2.0 million. Interest will continue to accrue at 9% per annum on the entire award, including the punitive portion, until the appeal process is complete and payment, if any, is made.

        No charge has been recorded in the consolidated financial statements of Waddell & Reed Financial, Inc. for the $25.0 million punitive damage award and interest thereon since, in the opinion of management, the size and probability of the punitive damage award on appeal, if any, is unknown and not reasonably determinable. Oral arguments before the Appellate Division of the New York Supreme Court took place on November 6th of this year. It is anticipated that a decision could be reached by the end of the first quarter of 2003.

8.    Financial Instruments

        As collateral for performance under a ruling by the New York Supreme Court in connection with the Sawtelle arbitration award, we are contingently liable under a standby letter of credit in the amount of $36.0 million. As part of this transaction, we have pledged investment securities with a combined market value at September 30, 2002 of $44.9 million as collateral for obligations of the bank under the letter of credit, which expires in June 2003. These securities are recorded in "Investment securities—available for sale" on the consolidated balance sheet.

9.    Subsequent Event

        We have negotiated a renewal of our 364-day revolving credit facility, effective October 11, 2002, with various lenders for a total of $200.0 million, whereby the banks could, at their option upon our request, expand the facility to $300.0 million. There are no balances outstanding under this or our previous line of credit.

10.  Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, intangible assets with indefinite lives and goodwill will no longer be required to be amortized. Instead, these assets will be evaluated annually for impairment. We adopted the provisions of SFAS 142 on January 1, 2002. See Note 6. "Goodwill" of the Notes to the Unaduited Consolidated Financial Statements for the impact on our consolidated financial condition and results of operations resulting from the adoption of this standard.

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143, which is effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We will adopt SFAS 143 on January 1, 2003. We do not expect the implementation of this standard to have a material impact on our consolidated financial condition or results of operations.

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The implementation of SFAS 144 did not have a material impact on our consolidated financial condition or results of operations.

        In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002" ("SFAS 145") which is effective for fiscal years beginning after May 15, 2002.

SFAS 145 rescinds SFAS 4 and SFAS 64, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, gains and losses from debt extinguishment are to be classified as extraordinary only if they meet the criteria in Accounting Principles Board Opinion 30 "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 145 also requires that sale-leaseback accounting be used for transactions that are similar in form and substance to sale-leaseback transactions. We do not expect implementation of this standard to have a material impact on our consolidated financial condition or results of operations.

        In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires that a liability, measured initially at fair value, for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental concept of SFAS 146 is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. Early application is encouraged and previously issued financial statements are not required to be restated. We expect to adopt SFAS 146 for any such exit or disposal activities effective January 1, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. All statements, other than statements of historical fact included in this Form 10-Q regarding our financial position, business strategy and other plans and objectives for future operations are forward-looking statements. All forward-looking statements included in this Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update such forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct or that we will take any actions that may presently be planned and neither us nor any other person will be responsible for the accuracy or completeness of any such forward-looking statements. Certain important factors that could cause actual results to differ materially from our expectations are disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2001, which include, without limitation, a risk that the expected benefits from the expansion of our distribution channels may not be as beneficial as expected, the adverse effect from a decline in securities markets or if our products' performance declines, failure to renew investment management agreements, adverse results of litigation and/or arbitration, acts of terrorism and/or war, competition, changes in government regulation, availability and terms of capital, regulatory enforcement actions, acquisition strategy, less favorable economic and market conditions, including our cost to finance the Company, the risk that the intended results of our changes to long-term incentive compensation may not meet our expectations, and other risks as set out in the reports filed by us with the Securities and Exchange Commission. Should one or more of these risks materialize or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. All subsequent written or oral forward-looking statements attributable to us, or persons acting on our behalf are expressly qualified in their entirety by such factors.

        The information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Form 10-Q and the audited financial statements and notes thereto in our 2001 Annual Report on Form 10-K, as well as a more detailed explanation of risk factors at the end of this Item 2 under the heading entitled "Forward Looking Information."

Overview

        We derive our revenues primarily from providing investment management, underwriting and distribution, and administrative services to the Funds and managed institutional and separate accounts. Investment management fees, one of our two most substantial source of revenues, are based on the amount of assets under management and are affected by sales levels, financial market conditions, redemptions, and the composition of assets. Underwriting and distribution revenues, another substantial source of revenues, consist of sales charges and commissions derived from sales of investment and insurance products, distribution fees, and advisory services of Waddell & Reed, Inc. and The Legend Group ("Legend"). The products sold have various sales charge structures and the revenues received from product sales vary based on the type and amount sold. Rule 12b-1 distribution fees earned for distributing certain mutual fund shares are based upon a percentage of assets and fluctuate based on sales, redemptions, and financial market conditions. Service fees include transfer agency fees, custodian fees for retirement plan accounts, and portfolio accounting fees.

Significant Developments

Mackenzie Investment Management, Inc. Purchase

        On August 29, 2002, we announced our entrance into a definitive agreement to purchase Mackenzie Investment Management, Inc. ("MIMI") for $30 million plus the amount of excess working capital, subject to certain adjustments relating primarily to assets under management and excess working capital at closing. MIMI, with approximate assets under management at September 30, 2002 of $1.9 billion ($651.6 million in the Ivy Funds and $1.2 billion in subadvisory assets), is a Florida-based U.S. investment management subsidiary of Toronto-based Mackenzie Financial Corporation ("MFC") and adviser of the Ivy Funds sold in the United States. The boards of directors of the Company, MIMI, and MFC have approved the agreement. Closing is conditioned upon various factors, including among others, approval of the transaction by MIMI's stockholders and shareholders of the Ivy Funds, and customary regulatory approvals. Pursuant to the terms of the agreement, the Ivy Funds Board of Trustees has approved the new investment advisory agreements between the Ivy Funds and MIMI that will become effective post-closing. Management expects this transaction to close by year-end of 2002.

        As part of the transaction, we will also enter into subadvisory and marketing agreements at closing that provide for MFC to extend the term of their existing subadvisory agreements with MIMI. These agreements are expected to provide us with additional investment management opportunities in Canada. We have already been appointed subadvisor, effective November 4, 2002, for the U.S. small cap equity assets of the three share classes of the Mackenzie Universal Select Managers Fund. The fund, a multi-manager fund distributed in Canada by MFC, had U.S. small cap assets of $171.1 million (U.S.) at September 30, 2002. We will receive subadvisory mandates for additional Universal Funds after the closing of the acquisition. At September 30, 2002, the assets that we expect to begin management of upon closing were $1.6 billion ($651.6 million in the Ivy Funds and $917.0 million in subadvisory assets of certain Universal Funds).

Long-term Incentive Compensation

        In recognition of the recent accounting changes that are emerging for long-term incentive compensation, we have decided to significantly reduce our reliance on stock options in a manner designed to promote financial statement clarity and employee retention while reducing share dilution. The changes will be implemented in two steps:

  1.
  The regular annual stock option grant for 2002 will be materially reduced in favor of a restricted stock grant; and

  2.
  During the first quarter of 2003, employees will be given the choice to retain a substantial number of out-of-the-money stock options or to tender them for restricted stock as determined by the Compensation Committee of the Board based on recognized valuation techniques used to expense stock options.

The annual grants of restricted stock will be expensed over their vesting period. The option tender will result in immediate expense recognition in the first quarter of 2003 for shares of restricted stock issued as part of the tender. It is anticipated that together, these steps will meaningfully reduce options outstanding, result in increased non-cash compensation charges in years subsequent to 2002, and promote employee retention. It has been determined that Keith A. Tucker, Chairman and Chief Executive Officer, will not be eligible to participate in the 2003 option tender.

Critical Accounting Policies and Estimates

        Our discussion and analysis of the financial condition and results of operations are based upon our consolidated financial statements. Our consolidated financial statements and accompanying footnotes have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Accounting principles generally accepted in the United States require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses in the consolidated financial statements and accompanying notes and related disclosures of commitments and contingencies. We continually evaluate the accounting policies and estimates we use to prepare the consolidated financial statements. We rely on historical experience, third party professionals, and various other assumptions that we believe to be reasonable to make judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates. We have identified the following critical accounting policies and estimates used by management in the preparation of our consolidated financial statements: valuation of long-lived assets, taxes, pension and postretirement benefits, and litigation contingencies.

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

        In connection with the June 2001 issuance of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), we stopped amortizing goodwill effective January 1, 2002. In lieu of amortization, we performed the required transitional impairment test for goodwill recorded as of January 1, 2002. Upon the completion of this test, we concluded that no impairment of goodwill existed at the date of adoption. At least annually, or in the case of certain factors being present, we are required to complete an ongoing review of the recoverability of goodwill using a fair-value based approach. Factors that are considered important to determining whether an impairment of goodwill might exist include significant continued under-performance compared to peers, significant changes in our business and products, material and ongoing negative industry or economic trends, or other factors specific to each asset or subsidiary being evaluated. Because of the significance of goodwill to our consolidated balance sheets, the annual impairment analysis is critical. Any changes in key assumptions about our business and our prospects, or changes in market conditions or other externalities, could result in an impairment charge and such a charge could have a material adverse effect on our financial condition and results of operations. See Note 6. "Goodwill" of the Notes to the Unaudited Consolidated Financial Statements for additional information.

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

Pensions and other postretirement benefits

        Our pension and other postretirement benefits costs and liabilities are calculated using various actuarial assumptions and methodologies prescribed under Statement of Financial Accounting Standards No. 87 "Employers' Accounting for Pensions" ("SFAS 87") and Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Other Postretirement Benefits Other than Pensions" ("SFAS 106"). We use certain assumptions, including but not limited to, the selection of: (i) the discount rate used to calculate present value of plan liabilities, (ii) the expected return on plan assets, and (iii) the expected health care cost trend rate. The discount rate assumption is based upon the review of high quality corporate bond rates and the change in these rates during the year. The expected return on plan assets and health care cost trend rates are based upon an evaluation of our historical trends and experience, taking into account current and expected future market conditions. In the event that actual results differ from estimates, future pension costs and funding requirements may change materially.

Litigation Contingencies

        As discussed in Note 7. "Contingencies" of the Notes to the Unaudited Consolidated Financial Statements, there are legal proceedings pending in various jurisdictions against us. It is not possible to predict the outcome of the litigation pending against the Company and its subsidiaries. Litigation is subject to many uncertainties. Unfavorable decisions awarding punitive and compensatory damages against us have been returned and are being appealed. It is possible that there could be further adverse developments in these cases. Except as otherwise disclosed, management believes that the amount or range of loss that could result from an unfavorable outcome of these appeals cannot be reasonably estimated and we have not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any. It is possible that our business, results of operations, cash flows, or financial position could be materially adversely affected by an unfavorable outcome of certain pending litigation. We believe that we have valid bases for appeal of all adverse decisions. All such cases are, and will continue to be, vigorously defended.

Results of Operations—Three Months Ended September 30, 2002 as Compared with Three Months Ended September 30, 2001

        The financial market environment continued to be challenging as the closing S&P 500 index plunged 18% during the quarter, impacting not only our average asset levels for the period, but also sales of our mutual funds and variable products. Net income was $16.0 million, or $0.20 per diluted share, for the third quarter of 2002 and was $20.4 million, or $0.25 per diluted share, for last year's third quarter. Please note that in our earnings press release dated October 24, 2002 we disclosed earnings per share of $0.25 per diluted share for the third quarter of this year. Please see Exhibit 99.3 for additional information regarding this change. In the current period, we recorded a $1.3 million, after-tax, charge related to the previously disclosed Sawtelle arbitration. This charge reflects the probable payment of the compensatory and attorney's fees portion of the award, which as a part of our legal strategy, we are no longer contesting on appeal. We also recorded a $4.4 million, after tax, charge to reflect an other than temporary decline in the value of certain investment securities. In last year's period, net income included a non-cash charge of $5.1 million, after-tax, taken for loans extended to a select group of financial advisors and sales managers at the time of our initial public offering ("IPO"). At that time, the financial advisors and sales managers were determined to have collectively met productivity requirements of the stock loan program, such that the notes were expected to be forgiven. Additionally, beginning January 1, 2002, we stopped amortizing goodwill under provisions of new accounting guidance, resulting in $1.7 million, after-tax, less in expenses this quarter compared to the same period last year.

Investment Management Fee Revenues

Assets Under Management
(amounts in millions; mutual funds include Class Y ("institutional") share assets)

	Ending			Average**
	3Q 02	3Q 01	% Change	3Q 02	3Q 01	% Change
Mutual Fund
Equity	$16,023	$20,440	-21.6%	$17,395	$22,686	-23.3%
Fixed Income	4,005	3,337	20.0%	3,844	3,287	16.9%
Money Market	1,187	1,216	-2.4%	1,174	1,164	0.9%

Total	21,215	24,993	-15.1%	$22,413	$27,137	-17.4%
Institutional and separate accounts	4,391	4,769	-7.9%	4,643	5,002	-7.2%

Total	$25,606	$29,762	-14.0%	$27,056	$32,139	-15.8%

Strategic Portfolio Allocation*	$655	$191	242.9%	$678	$92	637.0%

*
Strategic Portfolio Allocation ("SPA") assets are included within the applicable retail mutual fund category to which they relate, i.e., equity, fixed income, money market.

**
Average is calculated using daily ending balances for mutual funds and monthly ending balances for "institutional and separate accounts" and "SPA".

        Investment management fee revenues declined $8.7 million, or 17%, to $43.2 million. Retail mutual fund fee revenues declined $8.2 million, or 18%, resulting from a 17% decline in average retail mutual fund assets under management attributed to market depreciation and higher net outflows during the period. The long-term retail redemption rate, which excludes money-market funds and Class Y ("institutional class") shares, increased from 7.9% in the third quarter of 2001 to 11.4% in this year's third quarter—as the related amount of redemptions increased 18% and the related average assets declined 18%. Mutual fund management fee rates declined slightly during the quarter, compared to the comparable period, to 66.7 basis points from 67.0 basis points as the mix of average assets shifted somewhat away from equity funds, which typically have higher management fee rates, to fixed income and money market funds.

        Management fees from institutional and separate accounts decreased $0.5 million, or 8%, as a result of the 7% decline in related average assets and a slight decline in institutional and separate account fee rates from 45.7 basis points to 45.3 basis points in this year's third quarter compared to the same period last year.

Change in Assets Under Management

        The following table summarizes the changes in our assets under management. All sales are net of sales charges, also known as commissions. The activity includes all activity of our Funds and institutional and separate accounts, including money market funds and net asset value accounts for which we receive no sales charges. Our third-party efforts, which are represented in total across all three columns, although not broken out specifically, generated $127.9 million and $301.9 million of gross sales and $37.8 million and $273.6 million of net sales for the third quarters of 2002 and 2001, respectively.

	Retail	Y Shares	Separate Accounts	Total
	(amounts in millions)
September 30, 2002 QTD
Beginning Assets	$23,862.3	$324.3	$4,945.2	$29,131.8
Sales (net of sales charges)	666.7	37.9	193.1	897.7
Redemptions	(980.6)	(46.5)	(192.7)	(1,219.8)

Net Sales	(313.9)	(8.6)	0.4	(322.1)
Net Exchanges and Adjustments	39.1	(42.2)	0.0	(3.1)
Reinvested Dividends and Capital Gains	55.4	0.6	23.8	79.8

Net Flows	(219.4)	(50.2)	24.2	(245.4)
Market Appreciation/(Depreciation)	(2,666.5)	(36.3)	(578.1)	(3,280.9)

Ending Assets	$20,976.4	$237.8	$4,391.3	$25,605.5

September 30, 2001 QTD
Beginning Assets	$28,252.8	$415.5	$5,186.4	$33,854.7
Sales (net of sales charges)	861.2	38.0	405.3	1,304.5
Redemptions	(974.3)	(49.7)	(202.5)	(1,226.5)

Net Sales	(113.1)	(11.7)	202.8	78.0
Net Exchanges and Adjustments	21.1	(28.7)	0.0	(7.6)
Reinvested Dividends and Capital Gains	60.0	0.6	24.2	84.8

Net Flows	(32.0)	(39.8)	227.0	155.2
Market Appreciation/(Depreciation)	(3,539.8)	(63.8)	(644.4)	(4,248.0)

Ending Assets	$24,681.0	$311.9	$4,769.0	$29,761.9

Underwriting and Distribution Fee Revenues and Expenses

        Underwriting and distribution revenues were $43.2 million, a decrease of $5.0 million, or 10%, from last year's third quarter. Revenues from front-load investment products, consisting primarily of commissions on Class A shares and variable annuity products, decreased $9.4 million, or 31%, largely due to the decrease in related front-load investment product sales of 35%. Included in front-load investment product sales are commissionable variable annuity exchanges, which declined 81% from last year's third quarter. The decline in commissionable variable annuity exchanges was particularly large due to the introduction of the Nationwide product line in the first quarter of 2001, which offered more attractive features and service and resulted in many of our clients exchanging into these policies last year. Excluding these exchanges for both periods, front-load sales declined 17%. In the opinion of management, our decline in sales and the industry's decline in sales are attributable to the reluctance of investors to invest additional capital in this weak economic and financial market environment. The number of financial plans, a leading indicator of future sales, was up 24% from the last year's third quarter indicating that clients remain interested in long-term investing, but are hesitant to commit additional capital in the current uncertain market environment.

        Asset-based fee revenues earned on deferred-load products (Class B and Class C shares) declined $0.5 million, or 15%, directly corresponding to the 15% decline in related average assets under management largely as a result of stock market depreciation.

        Offsetting the declines in revenue discussed above were higher revenues from asset-based fees earned on our Strategic Portfolio Allocation product ("SPA") introduced in July of 2001 and increased commissions received on insurance product sales. SPA revenues increased $2.8 million from last year due to the increase in average assets managed in our SPA product. Average SPA assets increased from $92 million to $678 million as client interest developed in the introduction of a product that enhanced the optimization potential of return on investment through a dynamic asset allocation system. Commissions on insurance products increased 42%, or $2.5 million, over the comparative period last year due to increased sales of fixed annuities and term insurance products. While our principal sales focus is on investment products, our financial planning process, which incorporates the sale of insurance products, continues to help ensure that our financial advisors can attract sales across various market environments.

        Despite the current market environment, we have had success in our financial advisor recruiting efforts. Management believes factors that could be contributing to this growth include our client-centered, financial planning approach with our clients. Experienced producers from other segments of the financial services industry are becoming more and more attracted to that philosophy in light of current market conditions. Our focus on relationship building also translates into referrals from current financial advisors and clients. Our division and district managers have also been focused on growing our sales force using best practices recruiting and selection tools and techniques provided by us. The number of financial advisors was 3,341 at the end of this year's third quarter, up 245 advisors over the same period last year. Sales force productivity, as measured by sales per advisor, decreased 37% to $136 thousand in the third quarter of 2002 from $216 thousand in the third quarter of 2001 as retail investment product sales declined 32% and the total number of financial advisors increased 8%. Gross production per advisor, which more closely relates to the industry's standard method of using gross commissions per representative to measure productivity, was $11.0 thousand, a decrease of 19% from last year's third quarter.

Investment Product Sales

        The following table illustrates commissionable proprietary investment product sales. Total retail product sales reflects the activity of our proprietary sales force. Sales are shown gross of commissions. Additionally, they exclude sales of Legend retirement advisors, money market funds, other non-proprietary mutual funds, insurance products, and investment products sold at net asset value for which we receive no commission.

	3Q 02	3Q 01	% change
	(amounts in millions)
Front-end load sales (Class A)	$255.3	$297.5	-14.2%
W&R Target funds (variable products)	120.0	277.6	-56.8%

Front-load product total	375.3	575.1	-34.7%

Back-end load sales (Class B)	43.4	53.6	-19.0%
Level-load sales (Class C)	24.3	24.4	-0.4%

Deferred-load product total	67.7	78.0	-13.2%

Total retail product sales	443.0	653.1	-32.2%
Institutional and separate accounts	231.0	443.3	-47.9%

Total investment product sales	$674.0	$1,096.4	-38.5%

        Underwriting and distribution expenses were $44.7 million, a decrease of $7.9 million, or 15%, from last year's third quarter. In last year's third quarter, we recorded a charge of $8.2 million pre-tax, or $5.1 million after-tax, for stock loans. This one-time, non-cash charge related to promissory notes that were extended to a select group of financial advisors and sales managers to facilitate their purchase of our stock at our IPO in March of 1998. The charge resulted from financial advisors and sales managers having collectively met the productivity requirements of the stock loan program, such that the notes were expected to be forgiven. Excluding this charge, underwriting and distribution expenses were up $0.3 million, or 1% due to indirect selling costs rising more than the decline in direct costs.

        Direct costs related to front-load proprietary investment product sales decreased $5.5 million or 31%, directly corresponding to the 31% decrease in front-load proprietary investment product revenue resulting from lower front-load proprietary investment product sales. Other than from front-load proprietary products, direct costs related to investment products (i.e., deferred-load mutual funds, SPA asset allocation, insurance, and direct selling costs of Legend) increased $2.9 million. This increase was primarily attributable to increased advisor payout expenses for SPA asset-based fees and insurance products, resulting from the increase in revenues these products generated. The third quarter of 2001 was the first full quarter that the SPA product was offered.

        Excluding last year's charge for stock loans discussed above, indirect selling costs increased $2.9 million from last year's third quarter due to increased expenditures for technology, field office space rent, advisor health insurance and other benefit costs, and certain compensation related to the support of our sales force, as well as lower Rule 12b-1 expense reimbursements received from the Funds. The level of Rule 12b-1 expense reimbursements is limited to 0.25% of assets under management, so as assets decline the maximum reimbursements decline. The Company has more than enough expenses eligible under Rule 12b-1 to reach the 0.25% limit.

        Excluding last year's charge for stock loans, our distribution margin declined from 8.0% in last year's third quarter to -3.3% for this year's third quarter primarily due to a decrease in sales and an increase in indirect costs. Without third-party distribution costs, our proprietary distribution margin declined from 9.0% for last year's third quarter (excluding the charge for stock loans) to -2.1% for this year's third quarter.

Shareholder Service Fee Revenue

        Shareholder service fee revenues from transfer agency, custodian, and accounting services were $16.3 million, an increase of $1.5 million, or 10%, over the third quarter of 2001. The increase in service fee revenues was due to an increase in the average number of shareholder accounts over last year's third quarter and increased per-account service fees that took effect in late 2001. The average number of shareholder accounts increased 5% to 2.19 million for the quarter ended September 30, 2002 from 2.08 million for the same period last year.

Compensation and Related Costs

        In this year's third quarter, compensation and related costs decreased $1.2 million, or 8%, to $13.2 million. Lower accruals for bonus and incentive compensation were slightly offset by increased expected costs related to retirement benefits over last year's comparable period. Incentive and bonus compensation, pension costs, and health insurance costs are estimated and accrued during the year and adjusted on a quarterly basis as more information becomes available. Compensation package determinations are based upon management's judgment taking into account performance, competition, and the level and mix of current and anticipated compensation—including cash compensation in the form of salaries, bonuses, or deferred compensation and non-cash compensation in the form of fringe benefits or equity compensation.

General and Administrative Costs

        General and administrative expenses increased by $2.5 million, or 31%, to $10.7 million. The increase in expense over last year's third quarter was due largely to a $2.0 million charge recorded for the estimated cost of the probable payment of the compensatory damage and attorney's fees portion of the award against us in the Sawtelle arbitration. This charge was taken in the third quarter when we made a strategic legal decision to no longer appeal the compensatory damage and attorney's fees portion of the award, which was reduced from $2.5 million to $1.8 million by the New York Supreme Court. The inclusion of pre- and post-judgment interest on this amount increased the total charge to $2.0 million. Interest will continue to accrue at 9% per annum on the entire award until the appeal process is complete and payment, if any, is made. Additionally, legal expenses related to our cases currently in litigation were higher than last year's third quarter.

Investment and Other Income, Interest Expense, Goodwill Amortization, Write-down of Investment Securities, and Taxes

        Investment and other income, which consists primarily of interest income from invested cash and marketable securities, was $1.2 million, an increase of $0.3 million, or 37% from last year's third quarter. The increase is principally due to an interest-bearing deposit of $62.5 million with the Circuit Court of Jefferson County, Alabama in connection with the posting of an appeal bond related to a compensatory damage judgment against us in the UILIC litigation, that bears interest at 2.01% per annum. Additionally, in this year's third quarter, investment income generated from higher average balances invested in corporate bonds offset lower investment income generated from declining commercial paper balances and rates.

        Interest expense decreased $1.6 million, or 34%, from last year's third quarter. This decrease is primarily due to interest savings of $1.6 million related to the swap agreement we entered into in March of 2002, which effectively converted our 7.5% fixed rate debt to variable rate debt. The effective swap rate for the third quarter of 2002 was 4.26%. Interest expense related to increased average short-term debt outstanding was $0.1 million lower than last year's third quarter due to lower short-term borrowing rates. Total average debt outstanding for the third quarter of 2002 was $265.2 million compared with $245.6 million for the third quarter of 2001. Our 2002 third quarter overall average interest rate, which includes other borrowing costs such as commitment fees, was 4.5% compared to 7.4% for the same period last year.

        We stopped amortizing goodwill effective January 1, 2002, in connection with the adoption of SFAS 142. Goodwill amortization was $1.7 million for the third quarter of 2001.

        During the third quarter of 2002, we recorded a $7.1 million, pre-tax, charge to reflect an other than temporary decline in the value of certain investment securities. See Note 3. "Investment Securities" of the Notes to the Unaudited Consolidated Financial Statements for additional information.

        During the second quarter of 2002, the State of Kansas passed new state income tax legislation favorable to the mutual fund industry. The change relates to the methodology used to source company taxable income to the State of Kansas in a fashion similar to that used in 11 other states. The law phases in the effect, such that 50% of the benefit is applicable in the year 2002 and 100% is applicable in 2003 and thereafter. Our state income taxes were reduced retroactively effective January 1, 2002.

Results of Operations—Nine Months Ended September 30, 2002 as Compared with Nine Months Ended September 30, 2001

        Decreased levels of assets under management and lower investment product sales contributed to the decline in net income for the nine months ended September 30, 2002. Net income for the period was $66.0 million, or $0.80 per diluted share, compared to $82.1 million, or $0.98 per diluted share, for the same period last year. In this year's third quarter, we recorded a $1.3 million, after-tax, charge related to the previously disclosed Sawtelle arbitration. This charge reflects the probable payment of the compensatory and attorney's fees portion of the award, which as a part of our legal strategy, we are no longer contesting on appeal. We also recorded a $4.4 million, after tax, charge to reflect an other than temporary decline in value of certain investment securities. Last year's third quarter net income included a non-cash charge of $5.1 million, after-tax, taken for loans extended to a select group of financial advisors and sales managers at the time of our IPO. At that time, the financial advisors and sales managers were determined to have collectively met productivity requirements of the stock loan program, such that the notes were expected to be forgiven. Additionally, beginning January 1, 2002, we stopped amortizing goodwill under provisions of new accounting guidance, resulting in $5.0 million, after-tax, less in expense this year.

Investment Management Fee Revenues

Assets Under Management
(amounts in millions; mutual funds include Class Y ("institutional") share assets)

	Ending			Average**
	2002	2001	% Change	YTD 2002	YTD 2001	% Change
Mutual Fund
Equity	$16,023	$20,440	-21.6%	$20,088	$24,482	-17.9%
Fixed Income	4,005	3,337	20.0%	3,633	3,221	12.8%
Money Market	1,187	1,216	-2.4%	1,160	1,120	3.6%

Total	21,215	24,993	-15.1%	$24,881	$28,823	-13.7%
Institutional and separate accounts	4,391	4,769	-7.9%	5,079	4,990	1.8%

Total	$25,606	$29,762	-14.0%	$29,960	$33,813	-11.4%

Strategic Portfolio Allocation*	$655	$191	242.9%	$621	$92	575.0%

*
Strategic Portfolio Allocation ("SPA") assets are included within the applicable retail mutual fund category to which they relate, i.e., equity, fixed income, money market.

**
Average is calculated using daily ending balances for mutual funds and monthly ending balances for "institutional and separate accounts" and "SPA".

        Investment management fee revenues declined $19.6 million, or 12%, to $143.2 million for the first nine months of 2002 as compared to the same period last year. The cause for the overall decrease was the decline in retail mutual fund fee revenues of $19.6 million, or 14%, resulting from a 14% decline in average retail mutual fund assets under management. The level of assets declined due to market depreciation and higher net outflows during the period. Although the mix of average assets shifted somewhat away from equity funds, which typically have higher management fee rates, to fixed income and money market funds, the shift was not enough to change mutual fund management fee rates, which remained virtually unchanged at 67.0 basis points. The long-term retail redemption rate, which excludes money-market funds and Class Y ("institutional class") shares, increased from 8.2% in the first nine months of 2001 to 10.0% for the same period this year. Over half of this rate increase is due to a depreciated level of assets compared to the same period one year ago.

        Management fees from institutional and separate accounts remained relatively unchanged period to period. Institutional and separate account sales growth during the last half of 2001 contributed to the 2% increase in institutional and separate accounts average assets for the current period. However, the growth in average assets was offset by a decline in institutional and separate account fee rates, which decreased from 47.7 basis points to 46.9 basis points in this year's first nine months as compared to the same period last year.

Change in Assets Under Management

        The following table summarizes the changes in our assets under management. All sales are net of sales charges, also known as commissions. The activity includes all activity of our Funds and institutional and separate accounts, including money market funds and net asset value accounts for which we receive no sales charges. Our third-party efforts, which are represented in total across all three columns, although not broken out specifically, generated $472.8 million and $510.1 million of gross sales and $174.6 million and $435.6 million of net sales for the first nine months of 2002 and 2001, respectively.

	Retail	Y Shares	Separate Accounts	Total
	(amounts in millions)
September 30, 2002 YTD
Beginning Assets	$26,942.5	$373.2	$5,490.1	$32,805.8
Sales (net of sales charges)	2,389.9	104.5	666.1	3,160.5
Redemptions	(2,902.3)	(120.5)	(668.0)	(3,690.8)

Net Sales	(512.4)	(16.0)	(1.9)	(530.3)
Net Exchanges and Adjustments	16.2	(35.4)	0.7	(18.5)
Reinvested Dividends and Capital Gains	146.9	1.9	82.4	231.2

Net Flows	(349.3)	(49.5)	81.2	(317.6)
Market Appreciation/(Depreciation)	(5,616.8)	(85.9)	(1,180.0)	(6,882.7)

Ending Assets	$20,976.4	$237.8	$4,391.3	$25,605.5

September 30, 2001 YTD
Beginning Assets	$31,374.5	$417.7	$4,933.0	$36,725.2
Sales (net of sales charges)	2,937.3	104.2	1,061.2	4,102.7
Redemptions	(3,119.4)	(96.7)	(491.6)	(3,707.7)

Net Sales	(182.1)	7.5	569.6	395.0
Net Exchanges and Adjustments	6.6	(10.6)	62.8	58.8
Reinvested Dividends and Capital Gains	197.5	2.0	81.0	280.5

Net Flows	22.0	(1.1)	713.4	734.3
Market Appreciation/(Depreciation)	(6,715.5)	(104.7)	(877.4)	(7,697.6)

Ending Assets	$24,681.0	$311.9	$4,769.0	$29,761.9

Underwriting and Distribution Fee Revenue and Expenses

        Underwriting and distribution fee revenues were $139.2 million for the first nine months of 2002, a $16.3 million decrease, or 10%, from the same period last year. Revenues from front-load investment products, consisting primarily of commissions on Class A shares and variable annuity products, decreased $28.0 million, or 27%, due to the decrease in related front-load investment product sales of 29%. Included in front-load investment product sales are commissionable variable annuity exchanges, which declined 68% from last year's levels. The decline in commissionable variable annuity exchanges was particularly large due to the 2001 introduction of the Nationwide product line which offered more attractive features and service and resulted in many of our clients exchanging into these policies last year. Excluding these exchanges for both periods, front-load sales declined 16%. In the opinion of management, our decline in sales and the industry's decline in sales are attributable to investor reluctance to invest additional capital in this weak economic and financial market environment. The number of financial plans, considered a front-load product and a leading indicator of future sales when markets firm, was up 24% from last year resulting in an increase in financial planning fee revenues of $0.9 million, or 30%.

        Net asset-based fee revenues on variable annuity policies underwritten by all carriers declined $1.3 million, or 35%, year-to-date. This decline was due to the loss of revenue from UILIC variable annuity policies' assets under management; last year we recorded asset-based revenues of 0.25% on assets of variable policies issued after January 1, 2000 and 0.20% on assets of variable policies issued before that date. For UILIC policies, we stopped recording the 0.20% fee revenue on April 30, 2001 and the 0.25% fee revenue on February 21, 2002. See Note 7. "Contingencies" of the Notes to the Unaudited Consolidated Financial Statements for additional information.

        In the current year, asset-based fee revenues earned on deferred-load products (Class B and Class C shares) declined $1.0 million, or 9%, directly corresponding to the 9% decline in related average assets under management largely as a result of stock market depreciation.

        Offsetting the declines in revenue discussed above were higher revenues from asset-based fees earned on our Strategic Portfolio Allocation product ("SPA") introduced in July of 2001 and increased commissions received on insurance product sales. SPA revenues increased $8.4 million for the first nine months of 2002 due to the increase in the average assets managed in our SPA product. Average SPA assets increased from $92 million to $621 million as client interest developed in the introduction of a product that enhanced the optimization potential of return on investment through a dynamic asset allocation system. Commissions on insurance products increased 32%, or $5.4 million, over the comparative period last year due to increased sales of fixed annuities and term insurance products. While our principal sales focus is on investment products, our financial planning process, which incorporates the sale of insurance products, continues to help ensure that our financial advisors can attract sales across various market environments.

        Despite the current market environment, we have had success in our financial advisor recruiting efforts. The number of financial advisors was 3,341, up 245 or 8%, over last year. Management believes factors that could be contributing to this growth include our client-centered, financial planning approach with our clients. Experienced producers from other segments of the financial services industry are becoming more and more attracted to that philosophy in light of current market conditions. Our focus on relationship building also translates into referrals from current financial advisors and clients. Our division and district managers have also been focused on growing our sales force using best practices recruiting and selection tools and techniques provided by us. Salesforce productivity, as measured by retail investment product sales per advisor declined 32% to $507 thousand for the first nine months of this year. This decline is attributable primarily to decreased retail investment product sales, but also to the increase in the number of advisors. Gross production per advisor, which more closely relates to the industry's standard method of using gross commissions per representative to measure productivity, was $36.7 thousand, down 18% from the previous year.

Investment Product Sales

        The following table illustrates commissionable proprietary investment product sales. Total retail product sales reflects the activity of our proprietary sales force. Sales are shown gross of commissions. Additionally, they exclude sales of Legend retirement advisors, money market funds, other non-proprietary mutual funds, insurance products, and investment products sold at net asset value for which we receive no commission.

	YTD 2002	YTD 2001	% change
	(amounts millions)
Front-end load sales (Class A)	$899.5	$1,029.6	-12.6%
W&R Target funds (variable products)	447.0	879.3	-49.2%

Front-load product total	1,346.5	1,908.9	-29.5%

Back-end load sales (Class B)	158.8	189.3	-16.1%
Level-load sales (Class C)	82.9	87.7	-5.5%

Deferred-load product total	241.7	277.0	-12.7%

Total retail product sales	1,588.2	2,185.9	-27.3%
Institutional and separate accounts	770.6	1,165.4	-33.9%

Total investment product sales	$2,358.8	$3,351.3	-29.6%

        Underwriting and distribution expenses were $139.5 million, a decrease of $7.5 million, or 5%, over last year's first nine months. In last year's third quarter, we recorded a charge of $8.2 million pre-tax, or $5.1 million after-tax, for stock loans. This one-time, non-cash charge related to promissory notes that were extended to a select group of financial advisors and sales managers to facilitate their purchase of our stock at our IPO in March of 1998. The charge resulted from financial advisors and sales managers having collectively met the productivity requirements of the stock loan program, such that the notes were expected to be forgiven. Excluding this charge, underwriting and distribution expenses were up $0.7 million, or 1% due to indirect selling costs rising more than the decline in direct costs.

        Direct costs related to front-load proprietary investment product sales decreased $16.2 million or 27%, directly corresponding to the 27% decrease in front-load proprietary investment product revenue resulting from lower front-load proprietary investment product sales. Other than from front-load proprietary products, direct costs related to investment products (i.e., deferred-load mutual funds, SPA asset allocation, insurance, and direct selling costs of Legend) increased $6.6 million. This increase was primarily attributable to increased advisor payout expenses for SPA asset-based fees and insurance products, resulting from the increase in revenues these products generated. The third quarter of 2001 was the first full quarter that the SPA product was offered.

        Excluding last year's charge for stock loans discussed above, indirect selling costs increased $10.2 million from last year's first nine months due to increased expenditures for technology, field office space rent, co-op advertising, sales programs, certain legal expenses and shareholder adjustments that are considered a part of underwriting and distribution, compensation related to the support of our sales force, as well as $2.2 million lower Rule 12b-1 expense reimbursements received from the Funds. The level of Rule 12b-1 expense reimbursements is limited to 0.25% of assets under management, so as assets decline the maximum reimbursements decline. The Company has more than enough expenses eligible under Rule 12b-1 to reach the 0.25% limit.

        Excluding last year's charge for stock loans, our distribution margin declined from 10.7% for the first nine months of last year to -0.3% for this year's first nine months due to a decrease in sales and an increase in indirect costs. Without third-party distribution costs, our proprietary distribution margin declined from 11.5% for the first nine months of last year (excluding the charge for stock loans) to 0.9% for this year's first nine months.

Shareholder Service Fee Revenue

        Shareholder service fees from transfer agency, custodian and accounting services were $49.3 million for the nine months ended September 30, 2002, up 12%, or $5.2 million, over the same period last year. Approximately half of the increase in service-fee revenue was due to an increase in per-account service fees that took effect in late 2001, while the remaining half was largely attributable to an increase in the average number of shareholder accounts. The average number of customer accounts grew by 129 thousand, or 6%, to 2.17 million for the nine months ended September 30, 2002 from 2.04 million for the same period last year.

Compensation and Related Costs

        Compensation and related costs increased $1.1 million in the first nine months of 2002, representing a 3% increase over the same period last year. Base salaries were up $0.5 million, or 2%, over last year due to a 2% increase in the average number of employees. Accruals for bonus and incentive compensation were $0.7 million higher than the comparative period last year. Incentive and bonus compensation, pension costs, and health insurance costs are estimated and accrued during the year and adjusted on a quarterly basis as more information becomes available. Compensation package determinations are based upon management's judgment taking into account performance, competition, and the level and mix of current and anticipated compensation—including cash compensation in the form of salaries, bonuses, or deferred compensation and non-cash compensation in the form of fringe benefits or equity compensation.

General and Administrative Costs

        General and administrative expenses for this year's first nine months increased $8.1 million, or 39%, to $29.1 million. Legal costs were $5.4 million higher in 2002 due mostly to costs of litigation related to the major pieces of litigation disclosed previously. Also in the third quarter of 2002, we recorded a $2.0 million charge for the estimated cost of the probable payment of the compensatory damage and attorney's fees portion of the award against us in the Sawtelle arbitration. This charge was taken in the third quarter when we made a strategic legal decision to no longer appeal the compensatory damage and attorney's fees portion of the award, which was reduced from $2.5 million to $1.8 million by the New York Supreme Court. The inclusion of pre- and post-judgment interest on this amount increased the total charge to $2.0 million. Interest will continue to accrue at 9% per annum on the entire award until the appeal process is complete and payment, if any, is made.

        Also during 2002, we had nine months of costs associated with the lease of one of our home office buildings that we sold and leased back in March of 2001, compared to approximately seven months of costs for space rent last year resulting in an increase in expense of $0.5 million this year. Additionally, we incurred higher costs in this year's first nine months to enhance security for our home office buildings.

Investment and Other Income, Interest Expense, Goodwill Amortization, Write-down of Investment Securities, and Taxes

        For this year's first nine months, investment and other income declined $1.1 million, or 28%, to $2.9 million primarily attributable to lower short-term rates earned on investments in commercial paper. The average rate earned on commercial paper for the first nine months of 2002 was 1.8% compared to 4.6% for the same period last year.

        Interest expense decreased from $13.8 million for last year's first nine months to $9.6 million for the same period this year mainly due to interest savings of approximately $3.5 million related to the swap agreement we entered into in March of 2002. Additionally, average debt balances outstanding for short-term debt were lower in the current year. Our 2002 year-to-date overall average interest rate, which includes other borrowing costs such as commitment fees, was 5.4% compared to 7.7% for the same period last year.

        We stopped amortizing goodwill effective January 1, 2002, in connection with the adoption of SFAS 142. Goodwill amortization was $5.0 million for the first nine months of 2001.

        During the third quarter of 2002, we recorded a $7.1 million, pre-tax, charge to reflect an other than temporary decline in the value of certain investment securities. See Note 3. "Investment Securities" of the Notes to the Unaudited Consolidated Financial Statements for additional information.

        During the second quarter of 2002, the State of Kansas passed new state income tax legislation favorable to the mutual fund industry. The change relates to the methodology used to source company taxable income to the State of Kansas in a fashion similar to that used in 11 other states. The law phases in the effect, such that 50% of the benefit is applicable in the year 2002 and 100% is applicable in 2003 and thereafter. Our state income taxes were reduced retroactively effective January 1, 2002.

Liquidity and Capital Resources

        Cash and cash equivalents were $69.2 million at September 30, 2002, a decrease of $22.4 million from December 31, 2001. Cash and cash equivalents included reserves of $15.4 million and $20.4 million held for the benefit of customers in compliance with securities regulations at September 30, 2002 and December 31, 2001, respectively. Cash and cash equivalents, investment securities available-for-sale, and current receivables increased to $192.4 million at September 30, 2002 from $184.2 million at December 31, 2001.

        We are contingently liable under a standby letter of credit in the amount of $36.0 million that expires in June of 2003. As collateral for performance of obligations of the bank under the letter of credit, we have pledged a portion of our investment securities with a combined market value of $44.9 million at September 30, 2002. These securities are recorded in "Investment securities—available for sale" on the consolidated balance sheet. This standby letter of credit was issued in connection with a court appeal bond posted with the New York Supreme Court related to the Sawtelle arbitration award. The appeal bond was purchased in the form of a surety bond, the only available means to post an appeal bond in the State of New York.

        Net operating cash inflows for the nine months ended September 30, 2002 were $27.1 million lower than comparable 2001. This decrease can be primarily attributed to declines in net income and deferred compensation charges as well as other changes in working capital.

        Net investing cash outflows were $104.3 million during the nine months ended September 30, 2002 compared to $2.8 million during the comparable 2001 period. A majority of the cash, $62.5 million, was an interest-bearing deposit used to fund a court appeal bond as discussed previously regarding the UILIC litigation, for which we earn interest at 2.01% per annum. This deposit is recorded in "Prepaid expenses and other current assets" on the consolidated balance sheet. In the current period, we also purchased $32.1 million of additional investment securities required as collateral for the standby letter of credit discussed above. Capital expenditures include $6.9 million in the current year related to the development of innovative customer relationship management software that will be used by our financial advisors starting in 2003. In the same period last year, we received net proceeds of $28.2 million related to the sale of our two home office buildings, which were subsequently leased back for a period of fifteen years. The increase in cash provided by real estate sales in the prior year was offset by additional purchase price payments of $13.3 million made to previous owners of acquired businesses for attaining certain earnings levels during 2000 as specified in purchase agreements. These specified earnings levels were not met during 2001 and therefore, no additional purchase price cash payments were required in 2002.

        Cash flow provided by financing activities during the first nine months of 2002 was $1.7 million and consisted primarily of increased short-term borrowings from our money market program of $38.0 million offset by cash paid for dividends of $28.4 million and repurchases of treasury stock of $16.2 million. Cash flow used in last year's financing activities was $61.2 million and included total net borrowings of $93.0 million offset by a cash outflow for repurchases of common stock of $141.0 million and cash dividends of $21.5 million.

        We have negotiated a renewal of our 364-day revolving credit facility, effective October 11, 2002, with various lenders for a total of $200.0 million, whereby the banks could, at their option upon our request, expand the facility to $300.0 million. There are no balances outstanding under this or our previous line of credit.

        In January 2001, we issued $200.0 million in principal amount 7.5% senior notes due 2006 for proceeds of $197.6 million (net of discounts, commissions and expenses) to repay amounts borrowed under the money market loan program and for general corporate purposes. At September 30, 2002, our outstanding long-term debt was $212.6 million, which included a $14.0 million fair market value adjustment related to our interest rate swap, and our outstanding short-term debt was $66.0 million, increases from December 31, 2001 of $14.3 million and $38.0 million, respectively. Increased short-term borrowings were used to partially fund the appeal bond deposit with the Alabama Court.

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

Other Items

	3Q 02	3Q 01	% Change	YTD 2002	YTD 2001	% Change
Redemption rates—long term
Retail	11.4%	7.9%		10.0%	8.2%
Total	12.1%	8.6%		10.5%	8.6%
Sales per advisor (000s)(1)
Total	136	216	-37.0%	507	750	-32.4%
2+ Years(2)	167	325	-48.6%	642	1,087	-40.9%
0 to 2 Years(3)	30	54	-44.4%	104	137	-24.1%
Other	229	29	689.7%	168	151	11.3%
Gross Production per advisor (000s)	11.0	13.5	-18.5%	36.7	44.9	-18.3%
Number of advisors(1)	3,341	3,096	7.9%	3,341	3,096	7.9%
Average number of financial advisors(1)	3,267	3,028	7.9%	3,135	2,915	7.5%
Number of shareholder accounts	2,192,808	2,093,430	4.7%	2,192,808	2,093,430	4.7%

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

        Our future revenues will fluctuate due to many factors, such as the total value and composition of assets under our management and related cash inflows or outflows in the Funds and other investment portfolios; fluctuations in national and worldwide financial markets resulting in appreciation or depreciation of assets under our management; the relative investment performance of the Funds and other investment portfolios as compared to competing offerings; the expense ratios of the Funds; investor sentiment and investor confidence; the ability to maintain our investment management and administrative fees at appropriate levels; the ability to attract and retain key executives and portfolio managers; competitive conditions in the mutual fund, asset management, and broader financial services sectors; our introduction of new mutual funds and investment portfolios; our ability to contract with the Funds for payment for investment advisory-related administrative services provided to the Funds and their shareholders; the continuation of trends in the retirement plan marketplace favoring defined contribution plans and participant-directed investments; potential misuse of client funds and information in the possession of our financial advisors; the ability to obtain and retain large subadvisory relationships with other financial institutions; and the development of additional distribution channels that may not be successful. Our revenues are substantially dependent on fees earned under contracts with the Funds and could be adversely affected if the independent directors of one or more of the

Funds elected to terminate or significantly alter the terms of the investment management or related administrative services agreements.

        Our future operating results are also dependent upon the level of our operating expenses, which are subject to fluctuation for the following or other reasons: variations in the level of compensation expense due to, among other things, performance-based bonuses, changes in our employee count and mix, and competitive factors; unanticipated costs that may be incurred to protect investor accounts and the goodwill of our clients; legal expenses; and disruptions of services, including those provided by third parties such as communications, power, and the mutual fund transfer agent system. In addition, our future operating results may also be impacted by our ability to incur additional debt, by adverse results of litigation and/or arbitration, regulatory enforcement actions and acts of terrorism and/or war. The Company's business is also subject to substantial governmental regulation, and changes in legal, regulatory, accounting, tax, and compliance requirements may have a substantial effect on our operations and results, including but not limited to effects on costs we incur and effects on investor interest in mutual funds and investing in general or in particular classes of mutual funds or other investments.

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

        On March 12, 2002, our $200.0 million 7.5% fixed rate senior notes maturing in February 2006 (the "Notes") were effectively converted to variable rate debt by entering into an interest rate swap agreement (the "swap") whereby we have agreed with another party to exchange, at specified intervals, the difference between the fixed-rate and various floating-rate interest amounts, calculated using a notional amount of $200.0 million. The difference in the floating-rate interest paid and the 7.5% fixed-rate interest received is recorded as an adjustment to interest expense during the period that the related debt is outstanding. As short-term interest rates fall, our interest expense declines and vice versa. As of September 30, 2002, the floating rate being paid was 4.26%. The change in the fair value of the swap is recorded on the consolidated balance sheet by adjusting the carrying amounts of the Notes by an offsetting amount for the swap.

        Under SFAS 133, we account for the swap as a fair value hedge of the Notes. This swap is considered effective in hedging the changes in the fair value of the Notes arising from changes in interest rates, and accordingly, there has been no impact on earnings resulting from any ineffectiveness associated with this transaction. Interest expense savings realized as a result of the hedge was approximately $1.6 million and $3.5 million for the three and nine months ended September 30, 2002, respectively. As of September 30, 2002, we have recorded a cumulative increase in "Other assets" of $14.0 million to reflect the fair value of the swap and a cumulative increase in "Long-term debt" of $14.0 million to reflect the fair value of the Notes.

  Available-for-Sale Investments Sensitivity

        We maintain an investment portfolio of various holdings, types and maturities. Our portfolio is diversified and consists primarily of investment grade debt securities and equity mutual funds. These investments are generally classified as available-for-sale investments pursuant to Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and, consequently recorded on the consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of other comprehensive income, net of tax. Any unrealized gain or loss is recognized upon the sale of the investment. At any time, a sharp increase in interest rates or a sharp decline in the U.S. stock market could have a material adverse impact on the fair value of our investment portfolio. If a decline in fair value is determined to be other-than-temporary by management, the cost basis of the individual security or mutual fund is written down to fair value as a new cost basis, and the amount of the write-down is included in earnings. Conversely, declines in interest rates or a significant rise in the U.S. stock market could have a material positive impact on our investment portfolio. However, unrealized gains are not recognized until the investment is sold. We do not currently hedge these exposures.

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

Item 4. Controls and Procedures

  (a)
  Evaluation of Disclosure Controls and Procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management timely. A control system, no matter how well conceived and operated can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act)) as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"), have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

  (b)
  Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Part II. Other Information

Item 1. Legal Proceedings.

        See Item 1. "Notes to the Unaudited Consolidated Financial Statements," Note 7. "Contingencies" beginning on page 11 of this Quarterly Report on Form 10-Q regarding the status of the UILIC Litigation and Sawtelle Arbitration. Information required by this Item 1. is incorporated herein by reference to the disclosure contained in Note 7. of the Notes to the Unaudited Consolidated Financial Statements.

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits:

  2.1
  Stock Purchase Agreement, dated as of August 29, 2002, by and among Waddell & Reed Financial, Inc., Mackenzie Financial Corporation, Mackenzie Investment Management, Inc. and Ivy Acquisition Corporation (excluding the Schedule of Exceptions and Exhibit F) and related Voting, Support, and Indemnification Agreement.*
  99.1
  Certification of Chief Executive Officer
  99.2
  Certification of Chief Financial Officer
  99.3
  Press Release of Waddell & Reed Financial, Inc. dated November 14, 2002

  *
  The registrant agrees to furnish a copy of any omitted schedule to the Commission upon request.

  (b)
  Reports on Form 8-K:

            A Current Report on Form 8-K dated August 29, 2002 was filed to announce the proposed acquisition of Mackenzie Investment Management, Inc., a Florida-based U.S. investment management subsidiary of Mackenzie Financial Corporation and adviser of the Ivy Funds sold in the United States. No financial statements were required to be filed.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of November 2002.

WADDELL & REED FINANCIAL, INC.
By:	/s/ KEITH A. TUCKER Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)
By:	/s/ JOHN E. SUNDEEN, JR. Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
By:	/s/ MARK A. SCHIEBER Vice President and Controller (Principal Accounting Officer)

CERTIFICATIONS

I, Keith A. Tucker, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Waddell & Reed Financial, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ KEITH A. TUCKER Keith A. Tucker Chairman and Chief Executive Officer

I, John E. Sundeen, Jr., certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Waddell & Reed Financial, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  b)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  c)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  d)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ JOHN E. SUNDEEN, JR. John E. Sundeen, Jr. Senior Vice President, Chief Financial Officer and Treasurer

QuickLinks

  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS.
WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES Consolidated Balance Sheets (in thousands)
WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES Consolidated Statements of Income (Unaudited in thousands, except for per share data)
WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (Unaudited in thousands)
WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES Consolidated Statement of Stockholders' Equity For the Nine Months Ended September 30, 2002 (Unaudited in thousands)
WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited in thousands)
WADDELL & REED FINANCIAL, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
  Item 4. Controls and Procedures
  Part II. Other Information
  Item 1. Legal Proceedings.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
CERTIFICATIONS