Form 10-K
period 2002-12-31
WADDELL & REED FINANCIAL INC
filed 2003-03-26
CIK 1052100

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT
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

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. (    )

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   X   No       .

        The aggregate market value of the voting and non-voting common stock equity held by non-affiliates (i.e. persons other than officers, directors and stockholders holding greater than 5% of the registrant's common stock) based on the closing sale price on June 28, 2002 was $1.474 billion.

        Shares outstanding of each of the registrant's classes of common stock as of March 21, 2003

Class A common stock, $.01 par value: 80,684,163

DOCUMENTS INCORPORATED BY REFERENCE

        In Part III of this Form 10-K, portions of the definitive proxy statement for the 2003 Annual Meeting of Stockholders to be held April 30, 2003.

Index of Exhibits (Pages 94 through 97)
Total Number of Pages Included Are 97

WADDELL & REED FINANCIAL, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2002

PART I

ITEM 1. Business

Organization

        Waddell & Reed Financial, Inc. (hereinafter referred to as the "Company," "we," "our" or "us") is a Delaware corporation that conducts business through its subsidiaries. One subsidiary, Waddell & Reed Investment Management Company ("WRIMCO"), is a registered investment adviser that provides investment management and advisory services to our mutual funds, institutions and other private clients. Both WRIMCO and Austin, Calvert & Flavin, Inc. ("ACF"), an investment management subsidiary based in San Antonio, Texas, manage investments for endowments, foundations, trusts, high net worth families and individuals, and pension plans of corporations, hospitals, schools, and labor unions. Another subsidiary, Waddell & Reed, Inc. ("W&R"), is a registered investment adviser and a registered broker-dealer that acts primarily as the national distributor and underwriter for shares of our mutual funds and the distributor of variable and other insurance products issued by Nationwide Life Insurance Company, a subsidiary of Nationwide Financial Services, Inc. ("Nationwide"), and others. Waddell & Reed Services Company ("WRSCO") provides transfer agency and accounting services to our mutual funds. On March 31, 2000, we completed the acquisition of The Legend Group ("Legend"), including its registered broker-dealer and registered investment adviser, Legend Equities Corporation ("LEC"), based in Palm Beach Gardens, Florida. Through its network of over 348 retirement advisors, Legend primarily serves employees of school districts and other not-for-profit organizations. On December 16, 2002, we completed the acquisition of the business of Mackenzie Investment Management Inc. ("MIMI"), a Florida-based investment management subsidiary of Toronto-based Mackenzie Financial Corporation ("MFC"). We operate MIMI's business through our subsidiary, Waddell & Reed Ivy Investment Company ("WRIICO"). WRIICO is a registered investment adviser and WRIICO's subsidiary, Ivy Mackenzie Distributors, Inc. ("IMDI"), is a registered broker-dealer for the Ivy Fund portfolios (the "Ivy Funds") sold in the United States. Waddell & Reed Financial, Inc., W&R, WRIMCO, WRSCO, ACF, Legend, WRIICO, and IMDI are hereafter collectively referred to as the "Company," "we," "us," or "our," unless the context requires otherwise.

        We file reports, proxy statements, and other information with the United States Securities and Exchange Commission (the "SEC"), copies of which can be obtained from the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

        Reports we file electronically with the SEC via the SEC's Electronic Data Gathering, Analysis and Retrieval system ("EDGAR") may be accessed through the Internet. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov. During 2002 we made available on our website, http://www.waddell.com, free of charge our most recent annual report on Form 10-K and made our quarterly reports on Form 10-Q, current reports on Form 8-K, and other SEC filings available through our website via a link to http://www.10kwizard.com. In 2003, we began posting our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K on our website on the same day they are electronically filed with the SEC. In addition, our other SEC filings continue to be available through our website via the link to http://www.10kwizard.com. Additional information about Waddell & Reed Financial, Inc. can also be obtained under the "Corporate" section of our website.

Overview

        We were founded in 1937 to be a committed provider of sound investment products and services. We are one of the oldest mutual fund complexes in the United States, having introduced the Waddell & Reed Advisors Group of Mutual Funds (formerly, the United Group of Mutual Funds) in 1940. On June 30, 2000, we renamed two of our mutual fund families. The United Group of Mutual Funds was renamed the Waddell & Reed Advisors Group of Mutual Funds (the "Advisors Funds") and Waddell & Reed

Funds, Inc. was renamed W&R Funds, Inc. (the "W&R Funds"). On October 16, 2000, Target/United Funds, Inc. was renamed W&R Target Funds, Inc. (the "Target Funds"). Excluding WRIICO, we have approximately 650,000 mutual fund customers having an average investment of $29,000 and over 81,000 variable account customers having an average investment of $36,000. We completed an initial public offering ("IPO") of our Class A common stock in 1998.

        Our mutual fund families offer a variety of investment options including equity, growth, international, income, value, asset allocation, fixed income, and money market funds. In October 2001, we also introduced Waddell & Reed InvestEd Portfolios, Inc. ("InvestEd"), the mutual funds composing our 529 college savings plan, the Waddell & Reed InvestEd Plan. InvestEd has been organized as a "fund of funds," with three portfolios made up of various Advisors Funds. We are the exclusive underwriter and distributor of 63 registered open-end mutual fund portfolios, including 20 portfolios in the Advisors Funds family, 12 portfolios in the W&R Funds family, 16 portfolios in the Ivy Fund family, 12 portfolios in the Target Funds family, and 3 portfolios in InvestEd (collectively, the "Funds"). In addition to performing investment management services for the Funds, we act as an investment advisor for institutional and other private investors. As of December 31, 2002, we had $28.1 billion of assets under management, of which $22.5 billion were mutual fund assets and $5.6 billion were institutional or separately managed accounts. We also offer to our customers variable annuity and life insurance products underwritten by Nationwide. Additionally, Nationwide provides a broad span of private label insurance and retirement products for use by our proprietary sales force. Through our insurance agency subsidiaries, our financial advisors also sell life insurance and disability products underwritten by various carriers through a general agency arrangement with BISYS Insurance Services, Inc. ("BISYS").

        Our traditional market has generally been professionals and working families with annual incomes between $40,000 and $100,000 who are saving for retirement. We serve individual investors in markets of all sizes with a historical focus on smaller metropolitan areas and center our efforts primarily on meeting the needs of investors in unsaturated communities within those areas. We focus on retirement markets and conduct investment seminars throughout the United States to reach a large number of potential clients. We also provide financial plans for clients, offering one-on-one consultations emphasizing long-term relationships through continuing service, rather than a one-time sale. We believe that we are well-positioned to benefit from a developing industry trend toward "assisted sales" (sales of mutual fund products through a sales person) driven by the array of options now available to investors and the need for financial planning advice. We believe that demographic trends and shifts in attitudes toward retirement savings will continue to support increased consumer demand for our products and services. According to U.S. Census Bureau projections, the number of Americans between the ages of 45 and 64 will grow from 61.9 million in 2000 to 79.6 million in 2010, making this "pre-retirement" age group the fastest growing segment of the U.S. population.

        We sell our investment products primarily to middle income Americans through our proprietary sales force that sells our products almost exclusively (the "Waddell & Reed Advisors"). Separately, certain of our products are marketed and sold through select wholesale third-party channels. The Advisors Funds, variable products offering the Target Funds, and InvestEd are available for sale generally only through Waddell & Reed Advisors and Legend retirement advisors; select Advisors Funds are also for sale through wholesale third-party distribution channels in limited circumstances. The W&R Funds and select Ivy Funds are available for sale through Waddell & Reed Advisors, Legend retirement advisors, and select wholesale third-party distribution channels. On December 31, 2002, the Waddell & Reed Advisors sales force consisted of 3,466 financial advisors, district managers, and district supervisors managed by regional vice presidents and division, district, and associate managers operating through division and district sales offices. We believe, based on industry data, that Waddell & Reed Advisors are currently one of the largest sales forces in the United States selling primarily mutual funds. As of December 31, 2002, 32% of Waddell & Reed Advisors have been with us for more than five years and 20% for more than ten years.

        In an endeavor to accelerate sales growth and complement distribution through the Waddell & Reed Advisors channel, we have expanded distribution of our investment products into select non-proprietary wholesale distribution channels, or third-party channels. In 2002, we completed the second full year of distribution through third-party channels. Our third-party efforts focus principally on seeking subadvisory relationships and distributing the W&R Funds, Ivy Funds, and select Advisors Funds through various channels, including broker-dealer 401(k) platforms using multiple managers and institutional fund supermarkets serving fee-based financial advisors. We believe that the number of third-party selling agreements, and the number of relationships through which we obtain sales, will continue to increase in 2003.

        Waddell & Reed Advisors compete primarily with small broker-dealers and independent financial advisors. We believe we are unique in the mutual fund industry in large part due to our virtually exclusive Waddell & Reed Advisors sales force. Not only do the members of our sales force gain loyal customers by forming relationships with their clients, but they also typically create profit as they collect assets for us to manage. As a result, through Waddell & Reed Advisors, we typically make a distribution profit in a normal market environment, and we are generally able to earn investment management fees on those assets for a much longer period of time than many others in the industry due to client retention fostered by our financial advisors.

        We have a seasoned team of portfolio managers and an internal equity and fixed income investment research staff that have substantial resources available to them, including numerous on and off-site meetings annually with management of the companies in which they invest. In addition, we utilize research provided by brokerage firms and independent outside consultants. Generally, portfolio managers have had extensive experience as investment research analysts prior to acquiring money management assignments. Among broad investment management styles, our largest is growth equity; however, we have significant experience in ten other broad investment management styles. As of December 31, 2002, approximately 76% of our mutual fund assets under management were invested in equity Funds with the remainder in fixed income and money market Funds. This investment strategy generally emphasizes investments at attractive valuations in companies that the portfolio managers believe can produce above average growth in earnings.

        Our investment philosophy and financial planning approach emphasize long-term investments. Our portfolio managers strive for consistent long-term performance while seeking to provide downside protection in turbulent markets. As a result, we have developed a loyal customer base with clients maintaining their accounts for approximately 9 years on average as compared to 3 years for the mutual fund industry, as derived from statistics provided by the Investment Company Institute. This loyalty is evidenced by a relatively low long-term retail fund redemption rate (excluding Ivy Funds) for the five years ended December 31, 2002 of 8.2%, which is less than one-third of the industry average, and a relatively high dividend reinvestment rate of 89% for those Funds (excluding Ivy Funds) for the same period, which is consistently higher than the industry average. At December 31, 2002, approximately 53% of our mutual fund assets under management (excluding the Ivy Funds and the Target Funds) are in retirement accounts and, including variable annuity assets, 59% of our mutual fund assets are what we consider "stable assets," i.e., assets which are invested for a very long period of time.

        We derive our revenues primarily from providing investment management, distribution, and administrative services to the Funds and institutional and separately managed accounts. Investment management fees, our most substantial source of revenue, are based on the amount of assets under management and are affected by sales levels, financial market conditions, redemptions and the composition of assets. Underwriting and distribution revenues, also a substantial source of revenue, consist of sales charges and commissions derived from sales of investment products, insurance products, and distribution and service fees, as well as advisory services. The products sold have various sales charge structures and the revenues received from product sales vary based on the type and amount sold. Rule 12b-1 of the Investment Company Act of 1940, as amended, (the "ICA") authorizes mutual funds to use their assets to pay for marketing and distribution expenses, such as compensating sales professionals. We collect Rule 12b-1 distribution and service fee revenues from certain of our mutual fund shares, earned for distributing and servicing those shares, based upon a percentage of the mutual fund's assets, which fluctuate based on sales, redemptions, and financial market conditions. Other service fee revenues collected from our mutual funds include transfer agency fees, custodian fees for retirement plan accounts, and accounting fees.

Revenues from Operations

        Revenues from operations for the last three years were:

	For years ended December 31,
	2002	2001	2000
	(in thousands)
Revenues from:
Investment management fees	$186,038	214,242	253,774
Underwriting and distribution fees	183,133	203,535	202,879
Shareholder service fees	65,690	59,381	53,436

Revenues excluding investment and other income	434,861	477,158	510,089
Investment and other income	4,264	5,404	10,613

Total revenues	$439,125	482,562	520,702

Investment Management Agreements

        We earn investment management fee revenues by providing investment advisory and management services pursuant to an investment management agreement with each Fund. While the specific terms of the agreements vary, the basic terms are similar. The agreements provide that we render overall management services to each of the Funds, subject to the oversight of each Fund's board of directors or trustees and in accordance with each Fund's fundamental investment objectives and policies. The agreements permit us to enter into separate agreements for shareholder services or accounting services with the respective Funds.

        Each Fund's board of directors/trustees, including a majority of the directors/trustees who are not "interested persons" of the Fund or the Company within the meaning of the ICA ("disinterested members") and the Fund's shareholders must approve the investment management agreement between the respective Fund and the Company. These agreements may continue in effect from year to year if specifically approved at least annually by (i) the Fund's board, including a majority of the disinterested members, or (ii) the vote of a majority of the shareholders of the Fund and the vote of a majority of the disinterested members of each Fund's board, each vote being cast in person at a meeting called for such purpose. Each agreement automatically terminates in the event of its assignment, as defined by the ICA or the Investment Advisers Act of 1940, as amended, (the "Advisers Act"), and may be terminated without penalty by the Fund by giving us 60 days' written notice if the termination has been approved by a majority of the Fund's directors/trustees or the Fund's shareholders. We may terminate an investment management agreement without penalty on 120 days' written notice.

        In addition to performing investment management services for the Funds, we provide subadvisory services to other investment companies and we act as an investment adviser for institutional and other private investors. For our subadvisory services, we receive fees that are computed based on a percentage of daily assets under management. For our services as an investment adviser to institutional and other private investors, we receive a fee that is generally based on a percentage of assets under management at the end of a specified period and are generally paid in arrears. A limited number of separate accounts allow for additional fees contingent upon certain relative performance measurements being met. Such services are provided pursuant to various written agreements.

Funds and Asset Management

        We serve as underwriter for, and investment adviser to, the Advisors Funds, the W&R Funds, the Target Funds, the Ivy Funds, and InvestEd and distribute variable annuity and variable life insurance products offering the Target Funds. We also serve as a registered investment adviser that provides investment management and advisory services to institutional clients and other separately managed accounts.

        We offer the Funds' shareholders a broad range of investment products designed to attract and retain clients with varying investment objectives. Among broad investment management styles, our largest is growth equity; however, we have significant experience in ten other broad investment management styles. The growth equity investment strategy emphasizes investments at attractive valuations in companies that the portfolio managers believe can produce above average growth in earnings. According to an annual Barron's/Lipper fund-family survey (the "Survey") ranking investment performance of mutual fund complexes, overall, the Waddell & Reed Investment Management complex ranked in the top 39th percentile and top 34th percentile for the five-year and ten-year periods ended December 31, 2002, respectively. To be included in the rankings, a complex must include one or more money-market funds, at least three U.S. stock funds, at least one foreign stock portfolio and one balanced or asset-allocation fund that invests in both bonds and stocks. Complexes also must offer at least two taxable bond funds and a least one municipal bond fund. There were 81 fund families ranked in the 2002 Survey. Lipper, Inc. ("Lipper") then ranks each fund's return versus those of others in the same category, placing the best performers in the first percentile. Lipper also weights all the funds in a given family that fit in a particular broad asset-class category by assets. Then each family's percentile rankings in the broad categories are combined in the weightings for the final result.

        For the twelve months ended December 31, 2002, our Funds had the following characteristics:

  •
  76% of assets under management invested in equity funds, 19% invested in fixed income funds and 5% invested in money market funds.

  •
  50% of our equity funds (excluding the Ivy Funds) ranked in the top quartile of funds with similar objectives, as ranked by Lipper.

  •
  41% of our equity funds (excluding the Ivy Funds) ranked in the top 10% of funds with similar objectives, as ranked by Lipper.

  •
  91% of our equity assets (excluding the Ivy Funds) rated by Morningstar have four or five stars. This ranks us fourth out of the top 40 fund complexes.

  •
  76% of our long-term assets (excluding money market assets and the Ivy Funds) rated by Morningstar have four or five stars, which ranks us sixth out of the top 40 fund complexes in the U.S.

        Our largest mutual fund, the Advisors Core Investment Fund, is focused on large capitalization in core equity and had the following fees and net asset values:

  •
  management fees of $33.3 million (8% of total Company revenues) and a net asset value of $4.6 billion for or as of the year ended December 31, 2002.

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

        As part of broadening product distribution, through the acquisition of WRIICO in December of 2002, we added select Ivy Funds to our product offerings. We intend to maintain the Ivy Fund brand name, expand its product offerings, and use it for U.S. retail nonproprietary load fund distribution, while utilizing our investment management capabilities to strengthen the Ivy Fund product line. Select Ivy Funds are available to Waddell & Reed Advisors, where a number of styles offered by WRIICO are not part of our current proprietary product line. We have taken steps to bring Waddell & Reed's investment management team to the Ivy Funds, and in March 2003, we announced our future plans to merge the Ivy Fund and W&R Funds families under the Ivy brand name, thus creating a combined product line of considerably greater scale and breadth, which will utilize the W&R Funds' historical performance for marketing purposes. The performance of the Ivy Funds has been excluded from our other Funds' performance statistics throughout this annual report as the Ivy Funds were under our management for only 15 days in 2002, which in our opinion is too brief a time period to measure any performance statistics of these Funds resulting from our management expertise. With the merger of the Ivy Fund and W&R Funds families expected during 2003, we do not expect the past performance of the Ivy Funds to be indicative of future results under Waddell & Reed's management, which has historically been superior to that of the Ivy Funds. During 2001 we added the Target Value Portfolio and two additional products, InvestEd and the Strategic Portfolio Allocation product ("SPA"), both of which are discussed below.

        On July 1, 2001, we expanded our SPA product for use by all Waddell & Reed Advisors. For tax-advantaged portfolios, this product incorporates a predictive, dynamic asset allocation system that reallocates the asset classes within model portfolios. The system utilizes a form of "artificial intelligence" overseen by an advisory committee of our investment professionals to attempt to optimize return within specified parameters based on ongoing economic and financial information. Clients choose from five model portfolios, with objectives from conservative to aggressive, based on the individual's goals, risk tolerance, and other factors. Each of the portfolios is comprised of a variety of Advisors Funds ranging from money market and fixed income funds to domestic and international equity funds.

        On October 1, 2001, we launched InvestEd, our 529 college savings plan. InvestEd was established under the Arizona Family College Savings Program, created by the state of Arizona as a qualified state tuition program in accordance with Section 529 of the Internal Revenue Code. It is offered through a subcontract with Securities Management & Research, Inc., a Houston-based subsidiary of American National Insurance Company, of Galveston, Texas. Together, we were selected by the state of Arizona as the exclusive provider of mutual funds through the Arizona Family College Savings Program. InvestEd provides for post-secondary education savings that allow anyone to open an account and invest for higher education expenses. Investments in 529 plans grow tax-deferred until withdrawn and, beginning in 2002, withdrawals for qualified higher education expenses are free from Federal income tax. InvestEd is available nationally through Waddell & Reed Advisors and has been organized as a "fund of funds," with three portfolios made up of various Advisors Funds. InvestEd's Growth, Balanced and Conservative portfolios are customized based on the beneficiary's college time horizon and the investor's desired level of investment risk for that time horizon. The assets in our InvestEd portfolios are reflected in our Advisors Funds Class A, B and/or C shares.

        In addition to performing investment management services for the Funds, we act as an investment adviser for institutional and other private investors. We receive fees that are generally based on a percentage of assets under management at the end of a specified period and paid in arrears for our services as an investment adviser. A limited number of separate accounts allow for additional fees contingent upon certain relative performance measurements being met. Assets under management for institutional and separate accounts totaled $5.6 billion at December 31, 2002. For the years ended December 31, 2002, 2001, and 2000, overall investment management fees from institutional and separate accounts were approximately $24.3 million, $24.9 million, and $28.7 million, or approximately 13%, 12%, and 11% of total investment management fees, respectively.

Change in Assets Under Management

        The following table summarizes the changes in our assets under management for the last three fiscal years. All sales are net of sales charges, also known as commissions. The activity includes all activity of the Funds and institutional and separate accounts, including money market funds and net asset value accounts for which we receive no sales commissions. Our wholesale third-party sales efforts, which began in January of 2001, are represented in total across all three columns, and although not broken out specifically, generated $605.1 million and $624.4 million of gross sales and $148.3 million and $444.8 million of net sales for the years ended December 31, 2002 and 2001, respectively.

		Institutional
	Retail	Y Shares	Separate Accounts	Total
	(amounts in millions)
December 31, 2002 YTD
Beginning Assets	$26,943	373	5,490	32,806
Acquired Assets	665	—	971	1,636
Sales (net of sales charges)	3,003	147	934	4,084
Redemptions	(3,807)	(169)	(855)	(4,831)

Net Sales	(804)	(22)	79	(747)
Net Exchanges	6	(29)	1	(22)
Reinvested Dividends and Capital Gains	198	3	103	304

Net Flows	(600)	(48)	183	(465)
Market Depreciation	(4,775)	(72)	(1,015)	(5,862)

Ending Assets	$22,233	253	5,629	28,115

December 31, 2001 YTD
Beginning Assets	$31,375	417	4,933	36,725
Sales (net of sales charges)	3,754	154	1,449	5,357
Redemptions	(4,091)	(116)	(683)	(4,890)

Net Sales	(337)	38	766	467
Net Exchanges	23	(24)	63	62
Reinvested Dividends and Capital Gains	200	2	100	302

Net Flows	(114)	16	929	831
Market Depreciation	(4,318)	(60)	(372)	(4,750)

Ending Assets	$26,943	373	5,490	32,806

December 31, 2000 YTD
Beginning Assets	$31,486	423	5,393	37,302
Sales (net of sales charges)	3,814	166	910	4,890
Redemptions	(3,294)	(98)	(1,700)	(5,092)

Net Sales	520	68	(790)	(202)
Net Exchanges	73	(74)	—	(1)
Reinvested Dividends and Capital Gains	(59)	(4)	159	96

Net Flows	534	(10)	(631)	(107)
Market Appreciation/(Depreciation)	(645)	4	171	(470)

Ending Assets	$31,375	417	4,933	36,725

Ending and Average Assets Under Management

        Ending and average assets under management for the last three years are depicted in the following table. Assets in our InvestEd portfolios, which are organized as a "fund of funds" and are made up of various Advisors Funds, are included in the table. Our management of the Ivy Funds began on December 16, 2002.

	2002		2001		2000
	Ending	Average	Ending	Average	Ending	Average
	(in millions)
Advisors Funds
Equity	$13,347	15,546	18,358	19,376	22,524	24,008
Fixed income	3,584	3,284	3,039	2,936	2,815	2,925
Money market	1,001	1,047	1,081	1,044	1,045	827

	17,932	19,877	22,478	23,356	26,384	27,760
W&R Funds
Equity	868	1,020	1,290	1,374	1,590	1,776
Fixed income	118	92	74	68	65	69
Money market	18	18	14	13	11	3

	1,004	1,130	1,378	1,455	1,666	1,848
Ivy Funds*
Equity	575	24	—	—	—	—
Fixed income	51	2	—	—	—	—
Money market	22	1	—	—	—	—

	648	27	—	—	—	—
Target Funds
Equity	2,377	2,672	3,059	3,112	3,465	3,456
Fixed income	423	355	302	264	225	227
Money market	102	97	99	79	52	55

	2,902	3,124	3,460	3,455	3,742	3,738
Total Mutual Funds
Equity	17,167	19,262	22,707	23,862	27,579	29,240
Fixed income	4,176	3,733	3,415	3,268	3,105	3,221
Money market	1,143	1,163	1,194	1,136	1,108	885

	22,486	24,158	27,316	28,266	31,792	33,346
Institutional and Separate Accounts	5,629	5,066	5,490	5,065	4,933	5,642

Total Assets Under Management	$28,115	29,224	32,806	33,331	36,725	38,988

*
The Ivy Funds were not acquired as part of the business of MIMI until December 16, 2002.

Funds Summary

        The following table sets forth, for 11 broad investment management styles, the net assets under management as of December 31, 2002, the name of the Fund, and the year in which each Fund was first offered to the public. The specific objectives of the Funds fall into 18 different categories as determined by Lipper.

Management Style	Net Assets at December 31, 2002 (in millions)	Fund	Year of Inception
Large Capitalization Growth	$1,681	Advisors Accumulative	1940
	1,703	Advisors Science and Technology	1950
	1,355	Advisors Vanguard	1969
	650	Advisors Retirement Shares	1972
	35	Advisors Tax-Managed Equity	2000
	97	W&R Science and Technology	1997
	25	W&R Large Cap Growth	2000
	4	W&R Tax-Managed Equity	2000
	705	Target Growth	1987
	195	Target Science and Technology	1997
	117	Ivy Growth	1960
	10	Ivy Global Science & Technology	1996

	$6,577
Mid Capitalization Growth	$840	Advisors New Concepts	1983
	19	W&R Mid Cap Growth	2000
	28	Ivy US Emerging Growth	1993

	$887
Small Capitalization Growth	$595	Advisors Small Cap	1999
	340	W&R Small Cap Growth	1992
	279	Target Small Cap	1994

	$1,214
Core Equity	$4,586	Advisors Core Investment	1940
	250	W&R Core Equity	1992
	650	Target Core Equity	1991
	35	Ivy US Blue Chip	1998

	$5,521
Value	$321	Advisors Value	2000
	75	Target Value	2001
	31	Ivy Global Natural Resources	1997
	5	Ivy Cundill Global Value	2001

	$432
International Equity	$730	Advisors International Growth	1970
	70	W&R International Growth	1992
	139	Target International	1994
	210	Ivy International	1986
	5	Ivy Global Bond	1991
	9	Ivy Pacific Opportunities	1993
	4	Ivy Developing Markets	1994
	4	Ivy International Small Companies	1997
	45	Ivy International Value	1997
	70	Ivy European Opportunities	1999
	*	Ivy International Growth	2002

	$1,286
Balanced and Asset Allocation	$435	Advisors Continental Income	1970
	416	Advisors Asset Strategy	1995
	63	W&R Asset Strategy	1995
	168	Target Balanced	1994
	167	Target Asset Strategy	1995

	$1,249

Tax-Exempt Bonds	$799	Advisors Municipal Bond	1976
	444	Advisors Municipal High Income	1986
	29	W&R Municipal Bond	1992

	$1,272
High Yield Bonds	$812	Advisors High Income	1979
	24	W&R High Income	1997
	128	Target High Income	1987

	$964
Taxable Investment Grade Bonds	$877	Advisors Bond	1964
	388	Advisors Government Securities	1982
	238	Advisors Global Bond	1986
	26	Advisors Limited-Term Bond	2002
	65	W&R Limited-Term Bond	1992
	248	Target Bond	1987
	47	Target Limited-Term Bond	1994
	51	Ivy Bond	1985

	$1,940
Money Market	$1,001	Advisors Cash Management	1979
	18	W&R Money Market	2000
	103	Target Money Market	1987
	22	Ivy Money Market	1985

	$1,144

Total	$22,486

*
Assets do not round to at least one million.

Underwriting and Distribution

        We earn underwriting and distribution fee revenues primarily by distributing the Funds pursuant to an underwriting agreement with each Fund (except the Target Funds). Under each underwriting agreement, we offer and sell the Fund's shares on a continuous basis (known as open-end funds) and pay certain costs associated with underwriting and distributing the Funds, including the costs of developing and producing sales literature and printing of prospectuses, which may be then either partially or fully reimbursed by the Fund. Our funds are sold in various classes which are substantially structured in ways that conform to industry standards.

        When a client purchases Class A shares (front-end load), the client pays an initial sales charge of between zero to 5.75% of the amount invested. The sales charge for the Class A shares typically declines as the investment amount increases. In addition, investors may combine their purchases of these shares to qualify for a reduced sales charge. Class A shares (except for the money market Funds) may also be charged a maximum of 0.25% of the average daily net assets of these shares under a Rule 12b-1 service fee plan as compensation (for the W&R Funds and InvestEd) or reimbursement (for the Advisors Funds and Ivy Funds) for expenses paid to broker-dealers and other sales professionals for their services in connection with providing ongoing services to Class A shareholders and/or maintaining Class A shareholder accounts.

        When a client purchases Class B shares (back-end load), we do not charge an initial sales charge, but we do charge a contingent deferred sales charge upon early redemption of shares of up to 5% of the lesser of the current market net asset value or the purchase cost of the redeemed shares in the first year, declining to zero for shares held for more than six years. The Funds also assess ongoing Rule 12b-1 distribution and service fees. For the Advisors Funds, W&R Funds, Ivy Funds, and InvestEd, Class B shares are charged a maximum of 0.75% of the average daily net assets of these shares under a Rule 12b-1 distribution plan (reimbursement plan for Ivy Funds) as compensation in connection with distributing shares of this class. Class B shares are also charged a maximum of 0.25% of the average daily net assets of these shares under a Rule 12b-1 service plan as compensation for expenses paid to broker-dealers and other sales professionals for their services in connection with providing ongoing services to Class B shareholders and/or maintaining Class B shareholder accounts. Class B shares convert to Class A shares by the end of the eighth year.

        When a client purchases Class C shares (level-load), we do not charge an initial sales charge, but we do charge investors who redeem their Class C shares in the first year a contingent deferred sales charge of 1% of the lesser of the current market net asset value or the purchase cost of the shares redeemed. The Funds also assess ongoing Rule 12b-1 distribution and service fees. For the Advisors Funds, W&R Funds, Ivy Funds, and InvestEd, Class C shares are charged a maximum of 0.75% of the average daily net assets of these shares under a Rule 12b-1 distribution plan (reimbursement plan for Ivy Funds) as compensation to broker-dealers in connection with distributing shares of this class. Class C shares are also charged a maximum of 0.25% of the average daily net assets of these shares under a Rule 12b-1 service plan as compensation for expenses paid to broker-dealers and other sales professionals for their services in connection with providing ongoing services to Class C shareholders and/or maintaining Class C shareholder accounts. Class C shares do not convert to shares of any other class.

        Class Y shares of the Advisors Funds and W&R Funds, and Ivy Funds Class I and Advisor Class shares (all considered institutional-type shares), are designed for institutional investors or others investing through certain intermediaries. Investors in Class Y shares, Class I shares, and Advisor Class shares do not pay a sales charge. W&R Funds Class Y shares are charged a maximum of 0.25% of the average daily net assets of these shares under a Rule 12b-1 distribution and service plan as compensation for expenses paid to broker-dealers and other sales professionals for their services in connection with providing ongoing services to Class Y shareholders and/or maintaining Class Y shareholder accounts. The Advisors Funds Class Y shares and Ivy Funds Class I and Advisor Class shares do not pay a Rule 12b-1 distribution service fee.

        Each Rule 12b-1 distribution and service plan is subject to annual approval by each Fund's board, including a majority of the disinterested members, by votes cast in person at a meeting called for the purpose of voting on such approval. Each Fund may terminate the distribution and service plan at any time without penalty. Prior to our acquisition of WRIICO, a portion of WRIICO's deferred selling commissions related to Class B shares was sold to an unrelated party. Therefore, this unrelated party receives the Rule 12b-1 distribution fee revenue and any contingent deferred sales charge revenue upon redemption of the shareholder's investment.

        On July 1, 2001, we introduced the SPA product for tax-advantaged portfolios. This product incorporates a predictive, dynamic asset allocation system that reallocates the asset classes within model portfolios. The system utilizes a form of "artificial intelligence" overseen by an advisory committee of our investment professionals to attempt to optimize return within specified parameters based on ongoing economic and financial information. Clients investing in SPA can choose from five available model portfolios with objectives ranging from conservative to aggressive, based on their goals, risk tolerance, and other factors. Each of the model portfolios is comprised of a variety of Advisors Funds ranging from money market and fixed income funds to domestic and international equity funds in order to meet the client's investment objective. We charge an asset-based fee not to exceed 2.25% of each model portfolio's average daily net asset value as compensation for the periodic reallocation of assets within each model portfolio.

        We distribute variable products offering the Target Funds pursuant to a general agency arrangement with Nationwide. Commissions, marketing allowances, and other compensation are paid to us as stipulated by the agreements between the Company and Nationwide. In connection with this arrangement, the Target Funds are offered and sold on a continuous basis. Significant portions of the commissions we receive from the sale of variable products are paid to our financial advisors and sales managers. Under a Rule 12b-1 service plan, the Target Funds may charge a maximum of 0.25% of the average daily net assets as compensation for expenses paid to broker-dealers and other sales professionals for their services in connection with providing ongoing services to Target Funds shareholders and/or maintaining Target Funds shareholder accounts. The Rule 12b-1 service plan is subject to annual approval by the Target Funds' board of directors, including a majority of the disinterested members, by votes cast in person at a meeting called for the purpose of voting on such approval. The service plan may be terminated at any time without penalty by the Target Funds.

        Prior to 2001, the issuer of most of the variable products offered through the Company was United Investors Life Insurance Company ("UILIC"). On February 28, 2001, UILIC terminated the Principal Underwriting Agreement by and between UILIC and the Company, effective April 30, 2001. Beginning May 1, 2001, Nationwide became the primary provider of variable products for distribution by Waddell & Reed Advisors. Effective December 31, 2001, UILIC terminated its General Agent Contract with us that authorized sales of non-variable insurance products. As a result, we are no longer authorized to sell any UILIC products. Please refer to Item 3. "Legal Proceedings" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion.

        In addition to distributing variable products, we distribute a number of other insurance products through our insurance agency subsidiaries, including individual and group term life, whole life, accident and health, long-term care, Medicare supplement, and disability insurance through our insurance agency subsidiaries. We receive commissions and compensation from various underwriters for distributing these products. Commissions and compensation paid to us by UILIC for distributing variable and insurance products issued by them prior to December 31, 2001 comprised 1%, 4%, and 14% of our total revenues for each of the years ended 2002, 2001, and 2000, respectively. Commissions and compensation paid to us by Nationwide for distributing variable and insurance products underwritten by them comprised 11% and 13% of our total revenues for the years ended 2002 and 2001, respectively.

Distribution Channels

        We consider the methods of distribution of our investment products to be divided into two substantial parts. One part, "Waddell & Reed Advisors," reflects the activity of our sales force. The other part, "Wholesale," reflects all other sales efforts, including institutional defined benefit, third-party intermediary, subadvisory, and Legend.

        We sell our investment products primarily to middle income Americans through Waddell & Reed Advisors. Separately, certain of our products are marketed and sold through select wholesale third-party channels. The Advisors Funds, variable products offering the Target Funds, and InvestEd are available for sale generally only through Waddell & Reed Advisors and Legend retirement advisors; select Advisors Funds are also for sale through wholesale third-party distribution channels in limited circumstances. The W&R Funds and select Ivy Funds are available for sale through Waddell & Reed Advisors, Legend retirement advisors, and through select wholesale third-party distribution channels.

Waddell & Reed Advisors

        On December 31, 2002, the Waddell & Reed Advisors sales force consisted of 3,466 financial advisors, including 235 district managers, and 130 district supervisors. Eight regional vice presidents and 137 division managers operating from 209 division and district sales offices located throughout the United States manage this sales force. In addition, we have 215 individual advisor offices. For the year ended December 31, 2002, Waddell & Reed Advisors sold over $2.0 billion of mutual fund and variable products. We believe, based on industry data, that Waddell & Reed Advisors are currently one of the largest in the United States selling primarily mutual funds. As of December 31, 2002, 32% of Waddell & Reed Advisors have been with us for more than 5 years and 20% for more than 10 years. Our presence in the market grew during the first two years following our IPO in March 1998 as we penetrated previously untapped geographic markets through the addition of new division offices in those areas. During 2002 and 2001, as the financial and economic markets declined, we concentrated less on adding new offices, closed less profitable offices, and focused more on recruiting additional quality financial advisors and placing new advisors in existing offices.

        Since our IPO, we have undertaken several initiatives to increase the retention and productivity of Waddell & Reed Advisors. Notably, the New Financial Advisor Service Fee Program (the "Program"), which provides new advisors with a fixed source of earnings until they can develop the skills and client base necessary to earn a stable income from commissions, has played an important role in advisor retention. In 2002, 70% of the advisors in the Program were still with us after one year, compared with the 38% retention rate of the advisors who did not participate in the Program. Overall, for the years ended December 31, 2002, 2001, and 2000 we retained 56%, 59%, and 56%, respectively, of Waddell & Reed Advisors with us for one year and 27%, 23%, and 27%, respectively, with us for three years. These retention statistics compare favorably to the pre-IPO 1997 retention rate of 41% for advisors with us for one year and 14% for advisors with us for three years.

        In addition to the Program, we have undertaken a number of other initiatives to support Waddell & Reed Advisors. We have developed significantly enhanced financial plans for our advisors to make available to their clients. These improved comprehensive plans have resulted in higher average initial investments, more frequent repeat investments, and a higher close ratio. Additional initiatives, such as the Career Development Conference and the New Manager Training Program, have also contributed to the productivity of Waddell & Reed Advisors. In 2002, we enhanced eSource, the intranet site for our advisors, making it easier to navigate and adding key information on new products, services and training resources. The site, which has become a primary source of communication and support between our advisors and the home office, provides data such as daily share prices of our Funds, the Funds' performance measures, marketing tools, tax law changes, and a variety of other information. The site also offers resources to help our advisors build and manage their sales more effectively. During 2002, we also completed the implementation of a frame-relay system to provide faster and more reliable data interchange and connection between the home office and the field, further enhancing advisor communication and support.

        During 2002, we purchased Siebel software licenses and hired Tier 1 Innovations to help develop a comprehensive client relationship management system ("CORE"). CORE is being designed for use by Waddell & Reed Advisors to significantly enhance their communication with clients and the manner in which they provide client service. CORE will replace our current client contact management system while integrating several other systems utilizing the most current technology. The new system allows numerous query capabilities of client data that can be used for a variety of purposes including marketing and client contact management. CORE also allows for user-defined access methods to client data, extensive access to client history, the ability to track and monitor marketing activities, and much more. CORE will give Waddell & Reed Advisors the ability to provide the highest level of quality client service more accurately and efficiently. CORE is expected to be launched in 2003.

        In order to emphasize the importance of recruiting and developing Waddell & Reed Advisors, we utilize a manager compensation system that ties compensation of division managers to the development of new financial advisors and to division sales, rather than personal sales. We also provide training and motivational programs for Waddell & Reed Advisors. Sales training specialists provide training programs for new recruits as well as advanced training for experienced financial advisors. Programs for new recruits focus on prospecting techniques, product knowledge and sales skills. Field office classes provide guidance in identifying target markets, practical exercises to learn interviewing skills and data collection, instruction in basic financial planning software, and help in matching products with various client investment objectives. Sales presentation skills are taught and practiced in a classroom environment, as well as on joint sales calls with field sales management. The programs for experienced advisors focus on skills related to dealing with larger investment sums (such as IRA rollovers) and include training in the use of asset allocation and estate planning software. In addition, we offer select new financial advisors the opportunity to participate in a week-long training program at the home office covering such subjects as product features, financial planning, and the use of illustrative software packages.

        The year 2002 was the worst year for the equity markets of the United States since 1974. The S&P 500 declined 23%, posting negative returns across all economic sectors. These declines impacted sales of our mutual funds and variable products. For the year ended December 31, 2002, our retail investment product sales declined for the second consecutive year. Proprietary retail investment product sales per advisor was $628 thousand, $936 thousand, and $1,081 thousand for the years ended December 31, 2002, 2001, and 2000, respectively. Consistent growth in the average number of Waddell & Reed Advisors, which numbered 3,198, 2,972, and 2,632 for the same time periods, respectively, was unable to provide an increase in retail investment product sales due to the downturn of financial and economic markets during 2002 and 2001.

        Gross production per advisor, an additional method of measuring advisor productivity, was introduced during 2001 to better reflect the activities of the advisor and to more closely align with industry standard methods of using gross commissions per sales representative to measure productivity. For purposes of this measure, gross production consists of front-end load sales and distribution fee revenues, as it would be received from an underwriter, from sales of both proprietary and other mutual funds. In addition, it includes fee revenues from our SPA products, financial plans, and commission revenues earned on insurance products. This measure excludes underwriting fee revenues, Rule 12b-1 service fee revenues, variable annuity distribution fee revenues, and all revenues related to Class Y shares and the activities of Legend, all of which do not relate to the distribution activities of Waddell & Reed Advisors. Gross production per advisor was $47.1 thousand, $57.2 thousand, and $64.8 thousand for the years 2002, 2001, and 2000, respectively.

Wholesale—Third-Party Channels

        In 2002 we completed the second full year of operation of our third-party distribution efforts, through which we have sought to expand distribution of our investment products into non-proprietary wholesale distribution channels in order to accelerate sales growth and complement distribution through Waddell & Reed Advisors. Our third-party efforts focus principally on seeking subadvisory relationships and distributing the W&R Funds and select Advisors Funds through various channels, including:

  •
  401(k) platforms using multiple managers;

  •
  institutional fund supermarkets serving fee-based financial advisors; and

  •
  broker-dealer fee-based programs, including wrap programs.

        Gross sales from these efforts were $605.1 million and $624.4 million for the years 2002 and 2001, respectively, with net sales totaling $148.3 million and $444.8 million, respectively. In 2002, sales were driven primarily by the distribution of selected third-party mutual funds through third-party distribution channels. Third-party mutual fund sales of composed 64% of total gross third-party sales and 87% of total net third-party sales. In 2001, sales were driven primarily by subadvisory relationships through which we were appointed to manage others' products. In late 2001, we began managing the HighMark Growth Fund, a large-cap growth fund offered and distributed by HighMark Capital Management, a subsidiary of Union Bank of California. This appointment resulted in gross and net sales of $306.3 million and $239.1 million, respectively, for 2001.

        We also continued to increase the breadth of our selling agreements with third-party organizations, which numbered 87, 47, and 6 for the years ended December 31, 2002, 2001, and 2000, respectively. We believe that the number of selling agreements, and the number of relationships through which we obtain sales, will continue to increase in 2003. All of these figures exclude the additional capacity of WRIICO, which sells exclusively through third-party channels.

Wholesale—WRIICO

        As part of the December 16, 2002 acquisition of the business of MIMI, which we operate through our subsidiary WRIICO, we have entered into new subadvisory and marketing agreements. These agreements extend MFC's subadvisory agreements with WRIICO and provide us with additional investment management opportunities in Canada. Pursuant to the subadvisory agreements, we will receive investment management fees covering multiple funds whose assets were approximately $948.5 million (USD) at December 31, 2002. Pursuant to the marketing agreement, MFC will provide us opportunities to launch new funds and/or assume additional existing subadvisory mandates under the Universal brand name in Canada, and will facilitate our relationship with MFC's parent company, Investors Group Inc. and its affiliates. At December 31, 2002, WRIICO's third-party selling agreements numbered approximately 400.

        As part of broadening our product distribution, we also added select Ivy Funds to our product offerings. We intend to maintain the Ivy Fund brand name, expand its product offerings, and use it for U.S. retail non-proprietary load fund distribution, while utilizing our investment management capabilities to strengthen the Ivy Fund product line. Select Ivy Funds are available for sale by Waddell & Reed Advisors, where a number of styles offered by WRIICO are not part of our current proprietary product line.

        We have taken steps to bring Waddell & Reed's investment management team to the Ivy Funds, and in March 2003, we announced our future plans to merge the Ivy Fund and W&R Funds families under the Ivy brand name, thus creating a combined product line of considerably greater scale and breadth, which will utilize W&R Funds' historical performance for marketing purposes. The performance of the Ivy Funds has been excluded from our other Funds' performance statistics throughout this annual report as the Ivy Funds were under our management for only 15 days in 2002, which in our opinion is too brief a time period to measure any performance statistics of these Funds resulting from our management expertise. With the merger of the Ivy Fund and W&R Funds families expected during 2003, we do not expect the past performance of the Ivy Funds to be indicative of future results under Waddell & Reed's management, which has historically been superior to that of the Ivy Funds.

Wholesale—Institutional Accounts

        WRIMCO and ACF market their investment advisory services directly to institutions. However, in many cases the institutions use consultants to assist with their manager selection process. Most of our business is defined benefit pension plans, but a significant amount of assets are managed for defined contribution pension plans, foundations, endowments, Taft-Hartley plans, high-net worth individuals, and insurance companies' general accounts. Minimum account sizes are significantly larger than those of mutual funds and investment advisory fee rates are usually equal to or lower than those charged to mutual funds. A small marketing staff supports this business.

Wholesale—Legend

        Legend retirement advisors distribute our Funds and variable products, among other products, through Legend's retirement advisor sales force. At December 31, 2002, Legend had 348 registered retirement advisors in 42 Legend offices located primarily in the eastern part of the United States. These retirement advisors are not included in our discussion of Waddell & Reed Advisors. For the years ended December 31, 2002, 2001, and 2000, Legend retirement advisors sold $53.6 million, $39.9 million, and $38.1 million of our mutual funds, respectively.

Investment Product Sales

        The following table illustrates commissionable proprietary investment product sales, including sales of our InvestEd portfolios which are organized as a "fund of funds." Total retail product sales reflects the activity of Waddell & Reed Advisors. Sales are shown gross of commissions and they exclude sales of Legend retirement advisors, money market Funds, other non-proprietary mutual funds, Ivy Funds, insurance products, and investment products sold at net asset value for which we receive no commission. The decline in equity markets during 2002 impacted the sales of our mutual funds and variable products.

For the year ended December 31, 2002, our retail investment product sales declined for the second consecutive year.

	2002	2001	2000
	(in millions)
Front-end load sales (Class A)	$1,138	1,322	1,591
Variable annuity products	568	1,111	656

Front-load product total	1,706	2,433	2,247
Back-end load sales (Class B)	197	238	368
Level-load sales (Class C)	106	112	234

Deferred-load product total	303	350	602
Total retail	$2,009	2,783	2,849
Institutional and separate accounts	1,081	1,603	1,076

Total sales	$3,090	4,386	3,925

Service Agreements

        We earn service fee revenues by providing various services to the Funds and their shareholders pursuant to shareholder servicing agreements with each Fund (except the Target Funds) and accounting service agreements with each Fund. Pursuant to the shareholder servicing agreements, we perform shareholder servicing functions for which those Funds pay us a monthly fee, including:

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

        A Fund's shareholder servicing agreements and accounting service agreements may be adopted or amended with the approval of the disinterested members of each Fund's board. Each of the shareholder servicing agreements and accounting service agreements have annually renewable terms of one year.

Regulation

        The securities industry is subject to extensive regulation covering all aspects of the securities business. Virtually all aspects of our business are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to protect investment advisory clients and shareholders of registered investment companies. Under such laws and regulations, agencies and organizations that regulate investment advisers, broker-dealers, and transfer agents like us have broad administrative powers, including the power to limit, restrict, or prohibit an investment adviser, broker-dealer, or transfer agent from carrying on its business in the event that it fails to comply with applicable laws and regulations. In such event, the possible sanctions that may be imposed include, but are not limited to, the suspension of individual employees or agents, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser and other registrations, censures, and fines.

        The SEC is the federal agency responsible for the administration of the federal securities laws. Certain of our subsidiaries are registered with the SEC as investment advisers under the Advisers Act. The Advisers Act imposes numerous obligations on registered investment advisers including, among other things, fiduciary duties, recordkeeping and reporting requirements, operational requirements and disclosure obligations, as well as general anti-fraud prohibitions. Investment advisers are subject to periodic examination by the SEC. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act, ranging from censure to termination of an investment adviser's registration. A finding that one of our registered subsidiaries has failed to comply with applicable SEC requirements could have a material adverse effect on us.

        Our Funds are registered with the SEC under the ICA and various filings are made with states under applicable state rules and regulations. The ICA regulates the relationship between a mutual fund and its investment adviser and prohibits or severely restricts principal transactions and joint transactions. Various regulations cover certain investment strategies that may be used by the Funds for hedging and/or speculative purposes. To the extent that the Funds purchase futures contracts, options on futures contracts, and foreign currency contracts, the Funds are subject to the commodities and futures regulations of the Commodity Futures Trading Commission.

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

        Three of our subsidiaries, W&R, LEC, and IMDI, are also registered as broker-dealers with the SEC and the states. Much of the regulation of broker-dealers has been delegated by the SEC to self-regulatory organizations, principally the Municipal Securities Rulemaking Board, the National Association of Securities Dealers (the "NASD") and the New York Stock Exchange (the "NYSE"). The NASD is the primary regulator of our subsidiaries' broker-dealer activities. These self-regulatory organizations adopt rules (subject to approval by the SEC) that govern the industry and conduct periodic examinations of our operations over which they have jurisdiction. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales practices, market making and trading among broker-dealers, use and safekeeping of clients' funds and securities, capital structure, recordkeeping, and the conduct of directors, officers, and employees. Broker-dealers are examined periodically by the NASD and the SEC. Violation of applicable regulations can result in the revocation of broker-dealer licenses, the imposition of censures or fines, and the suspension or expulsion of a firm, its officers, or employees. A finding that one of our registered subsidiaries has failed to comply with applicable broker-dealer regulations could have a material adverse effect on us.

        These three registered broker-dealer subsidiaries are also each subject to certain net capital requirements pursuant to the Exchange Act. Uniform Net Capital Rule 15c3-1 of the Exchange Act (the "Net Capital Rule") specifies the minimum level of net capital a registered broker-dealer must maintain and also requires that part of its assets be kept in a relatively liquid form. The Net Capital Rule is designed to ensure the financial soundness and liquidity of broker-dealers. Any failure to maintain the required minimum net capital may subject us to suspension or revocation of our registration or other limitations on our activity by the SEC, and suspension or expulsion by the NASD or other regulatory bodies, and ultimately could require the broker-dealer's liquidation. The maintenance of minimum net capital requirements may also limit our ability to pay dividends. At December 31, 2002, 2001, and 2000 our net capital exceeded all minimum requirements. Another of our subsidiaries, WRSCO, is registered as a transfer agent under the Exchange Act.

        Pursuant to the requirements of the Securities Investor Protection Act of 1970, our broker-dealer subsidiaries are members of the Securities Investor Protection Corporation ("SIPC"). SIPC provides protection against lost, stolen, or missing securities (but not loss in value due to a rise or fall in market prices) for clients in the event of the failure of a broker-dealer. Accounts are protected up to $500,000 per client with a limit of $100,000 for cash balances. However, since the Funds, and not our broker-dealer subsidiaries, maintain customer accounts, SIPC protection would not cover mutual fund shareholders.

        On October 26, 2001, President Bush signed the USA PATRIOT Act, aimed at giving the government new powers in the war on terrorism. Title III of this new legislation, the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001, imposes significant new anti-money laundering requirements on all financial institutions, including domestic banks and domestic operations of foreign banks, broker-dealers, futures commission merchants and investment companies.

        Additional legislation and regulations, including those relating to the activities of investment advisers and broker-dealers, changes in rules imposed by the SEC or other U.S. or foreign regulatory authorities and self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules may adversely affect our business and profitability. Our businesses may be materially affected not only by regulations applicable to it as an investment adviser or broker-dealer, but also by regulations of general application. For example, the volume of our principal investment advisory business in a given time period could be affected by, among other things, existing and proposed tax legislation and other governmental regulations and policies (including the interest rate policies of the Federal Reserve Board) and changes in the interpretation or enforcement of existing laws and rules that affect the business and financial communities.

Competition

        The financial services industry is highly competitive and has increasingly become a global industry. There are approximately 8,300 open-end investment companies of varying sizes, investment policies and objectives whose shares are being offered to the public in the U.S. We face substantial competition in all aspects of our business. Factors affecting our business include brand recognition, business reputation, investment performance, quality of service and the continuity of both client relationships and assets under management. Competition is based on the methods of fund share distribution, the ability to develop investment products for certain market segments, the ability to meet the changing needs of investors, the ability to achieve superior investment management performance, the type and quality of shareholder services, and the success of marketing efforts.

        We compete with hundreds of other mutual fund management, distribution, and service companies that distribute their fund shares through a variety of methods, including affiliated and unaffiliated sales forces, broker-dealers, and direct sales to the public of shares offered at a low or no sales charge. Many larger mutual fund complexes have developed relationships with brokerage houses with large distribution networks, which may enable these fund complexes to reach broader client bases. We compete with a large number of investment management firms offering services and products similar to ours, as well as other independent financial advisors. In addition, we compete with brokerage and investment banking firms, insurance companies, commercial banks and other financial institutions, and businesses offering other financial products in all aspects of their businesses. Although no single company or group of companies dominates the mutual fund management and services industry, many are larger than us, have greater resources and offer a wider array of financial services and products. We believe that competition in the mutual fund industry will increase as a result of increased flexibility afforded to banks and other financial institutions to sponsor mutual funds and distribute mutual fund shares. In addition, barriers to entry into the investment management business are relatively few, and thus, we potentially face a growing number of competitors, especially during periods of strong financial and economic markets. Many of our competitors in the mutual fund industry are larger, better known, have penetrated more markets and have more resources than us.

        The distribution of mutual fund and other investment products has undergone significant developments in recent years, which has increased the competitive environment in which we operate. These developments include the introduction of new products, including hedge funds and exchange traded funds, introduction of service fees payable to broker-dealers that provide continual service to clients in connection with their mutual fund investments, development of complex distribution systems with multiple classes of shares, development of Internet websites allowing investors the ability to invest on-line, introduction of separately managed accounts—previously available only to institutional investors—to individuals, and growth in the number of mutual funds offered. We believe our business model targets customers seeking personal assistance from financial advisors or planners where the primary competition is companies distributing products through a financial advisor or broker-dealer sales force. Waddell & Reed Advisors compete primarily with large and small broker-dealers, independent financial advisors, and insurance representatives. The market for financial planning and advice is extremely fragmented, consisting primarily of relatively small companies with fewer than 100 investment professionals. Competition is based on sales techniques, personal relationships and skills, and the quality of financial planning products and services offered.

        In recent years, there has been a number of investment companies that offer their products available for sale on the Internet for no front-end sales load charges. The effects of this sales technique are not particularly apparent in our business. Our market is that of clients seeking personal assistance through a financial advisor, whereas purchasing products directly through the Internet is considered more appropriate for "do-it-yourself" type of investors. We view the Internet as a useful communication tool that does not replace the benefits of a personalized financial advisor. It is not our management approach to make no-load funds available for sale through the Internet; however, in limited situations, the Internet is available to our customers, through their financial advisor, for the purchase of our products.

        We continue to focus on client relationships, performance of our investment products, our distribution network, and our marketing efforts. In 2002, we enhanced eSource, the intranet site for Waddell & Reed Advisors, making it easier to navigate and adding key information on new products, services and training resources. The site, which has become a primary source of communication and support between our advisors and the home office, provides data such as daily share prices of our Funds, the Funds' performance measures, marketing tools, tax law changes, and a variety of other information. The site also offers resources to help our advisors build and manage their sales more effectively. During 2002, we completed the implementation of a frame-relay system to provide faster and more reliable data interchange and connection between the home office and the field, further enhancing advisor communication and support. Our national advertising campaign, launched in 1998, the year of our IPO, highlights the important aspects of our business and has helped increase our name recognition. Although in 2001 and 2002, our advertising expenditures were less than in prior years, we still provided promotional support in all of the approximately 150 markets where we have proprietary division offices.

        During 2002, we purchased Siebel software licenses and hired Tier 1 Innovations to help develop a comprehensive client relationship management system, CORE. CORE is being designed for use by Waddell & Reed Advisors to significantly enhance their communication with clients and the manner in which they provide client service. CORE will replace our current client contact management while integrating several other systems utilizing the most current technology. The new system allows numerous query capabilities of client data that can be used for a variety of purposes including marketing and client contact management. CORE also allows for user-defined access methods to client data, extensive access to client history, the ability to track and monitor marketing activities, and much more. CORE will give Waddell & Reed Advisors the ability to provide the highest level of quality client service more accurately and efficiently. CORE is expected to be launched in 2003.

        We also face competition in attracting and retaining qualified financial advisors and employees. The ability to continue to compete effectively in our business depends in part on our ability to compete effectively in the labor market. In order to maximize this ability, we offer competitive compensation, a wide range of benefits, and have several stock-based compensation incentive programs.

Intellectual Property

        We regard our name as material to our business, and have registered certain service marks associated with our business with the U.S. Patent and Trademark Office.

Employees and Financial Advisors

        At December 31, 2002, we had 1,514 full-time employees, consisting of 629 home office employees, 137 division managers, 8 regional vice presidents, 183 field office support personnel, 192 employees of acquired subsidiaries, and 365 district managers and district supervisors who are counted as both employees and financial advisors.

        The Waddell & Reed Advisors sales force is comprised of 3,466 financial advisors, including 3,101 financial advisors who are independent contractors and 365 district managers and district supervisors who are considered both employees with respect to their management responsibilities of the sales force and independently contracted financial advisors with respect to their selling activities. Legend also had 348 retirement advisors considered to be independent contractors at December 31, 2002. The combined total of Waddell & Reed Advisors and Legend retirement advisors was 3,814.

ITEM 2. Properties

        Prior to March 7, 2001, we owned and occupied two home office buildings used in the normal course of business as our corporate headquarters, including a 115,000 square foot building located at 6300 Lamar Avenue, Overland Park, Kansas, and another 113,000 square foot building located at 6301 Glenwood Avenue, Overland Park, Kansas. On March 7, 2001, we entered into a sale-leaseback arrangement, in which we sold our two home office buildings and the associated land to an unrelated third party and leased them back for a period of fifteen years. The leaseback has been accounted for as an operating lease. The net proceeds from this sale were $28.2 million and resulted in an unrealized gain of approximately $1.3 million, which was deferred and is being amortized over the term of the operating lease. We also lease 13,843 square feet in the immediate area for additional corporate headquarter operations. W&R leases division and district office space, totaling 649,565 square feet, for Waddell & Reed Advisors in various cities and towns in the United States. Legend occupies two leased office buildings, one at 4600 East Park Drive and the other at 3920 RCA Boulevard, both in Palm Beach Gardens, Florida, used in the normal course of business totaling 25,475 square feet. Legend leases various additional office space totaling 15,247 square feet for its sales force of retirement advisors. ACF occupies one leased office building at 755 East Mulberry, San Antonio, Texas, used in the normal course of business totaling 15,090 square feet. WRIICO occupies one leased building at 925 South Federal Highway, Boca Raton, Florida, used in the normal course of business totaling 40,786 square feet. We do not own any real estate property. Total leased square footage was 988,006 at December 31, 2002.

ITEM 3. Legal Proceedings

        The Company and/or certain of our subsidiaries are involved from time to time in various legal proceedings and claims incident to the normal conduct of business. On the basis of information presently available and advice received from counsel, other than the items listed below, it is the opinion of management that such legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on our financial condition or results of operations.

United Investors Life Insurance Company Litigation

        We have been in litigation with United Investors Life Insurance Company ("UILIC") in the Circuit Court of Jefferson County, Alabama (CV-002720) over the terms of a disputed compensation agreement executed in July 1999 by UILIC and our broker-dealer subsidiary, Waddell & Reed, Inc. ("W&R") (the "Letter Agreement") and our customers' replacement of UILIC variable annuity policies with Nationwide variable annuity policies. More specifically, UILIC sought the return of all compensation pursuant to the Letter Agreement on all UILIC variable annuity policy assets under management sold by our financial advisors and also sought damages against us for various causes of action including, among others, conversion, breach of fiduciary duty, fraud, and tortious interference regarding the exchange of the variable annuity policies.

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

        Pursuant to a ruling received on April 30, 2001 and the Court's ruling on June 25, 2002, we are prohibited from collecting annual compensation of 0.20% on all UILIC variable annuity policy assets under management sold by our financial advisors before January 1, 2000 and annual compensation of 0.25% on all variable annuity policies' assets under management on UILIC variable annuity policies sold by our financial advisors after January 1, 2000.

        On July 24, 2002, the Company filed its Notice of Appeal with the Alabama Supreme Court. The Notice of Appeal requested an appellate review of the jury's verdict and the finding of the Court regarding the Letter Agreement, including its previous ruling on basis point compensation that became effective on April 30, 2001. The Appeal has been fully briefed by the parties. Oral arguments were heard before the Alabama Supreme Court on February 19, 2003. It is anticipated that the Supreme Court will render a ruling by the end of 2003.

        The $50 million jury verdict accrues interest at 12% per annum from June 25, 2002. The judgment has been stayed with the posting of an appeal bond in the amount of $62.5 million in cash with the Court on July 24, 2002. This deposit is recorded in "Prepaid expenses and other current assets" on the consolidated balance sheet and we earned interest on it at 2.01% per annum during 2002. We are currently earning interest based on the daily federal funds rate.

        Management believes that the jury verdict is not supported by the evidence or case law in Alabama. In the opinion of management, the size and nature of the judgment, if any, is unknown and not reasonably determinable; therefore, no liability has been recorded in the consolidated financial statements of Waddell & Reed Financial, Inc.

        On or about October 10, 2001, UILIC sued the Company and its California financial advisors (collectively, the "W&R Defendants") in the California Superior Court in and for the County of Los Angeles (hereafter "State Court") (BC25943). UILIC's complaint was based upon California Business and Professions Code, Section 17200 et seq., and sought restitution of amounts received, an accounting and the imposition of a constructive trust. In addition, as in the Alabama suit, UILIC also requested an injunction essentially preventing the replacement of UILIC variable annuity policies with Nationwide variable annuity policies by our customers. In its pleadings, UILIC claimed that it is not seeking damages, restitution or any remedy on its own behalf, but that the claim was brought on behalf of the general public and those persons who either currently own or previously owned variable annuity policies sold by the W&R Defendants. Specifically, UILIC claimed that the W&R Defendants violated California's Unfair Business Practices Act by replacing existing UILIC variable annuity contracts with variable annuity contracts issued by Nationwide, by purportedly failing to conduct proper suitability analyses, making material misrepresentations, withholding material information about the Nationwide variable annuity contracts, and refusing to service existing UILIC variable annuity contracts.

        On November 9, 2001, the W&R Defendants removed the action to the United States District Court for the Central District of California (hereafter "Federal Court") (CV 01-09684 TJH). Thereafter, the W&R Defendants filed a motion to dismiss UILIC's complaint on the grounds that it is preempted by the Securities Litigation Uniform Standards Act of 1998 ("SLUSA"). SLUSA requires the dismissal of a covered state law class action that alleges an untrue, manipulative, or deceptive statement or omission in connection with the purchase or sale of a covered security. On or about July 19, 2002, the Federal Court issued a one page minute order, without opinion, denying the motion to dismiss and, on its own motion, remanding the case back to State Court. On or about July 24, 2002, the W&R Defendants filed a Notice of Appeal with the United States Court of Appeals for the Ninth Circuit (the "Ninth Circuit") from the Federal Court's Order. On January 24, 2003, the Ninth Circuit ordered the parties to further brief the issues. It is anticipated that the issue will be fully briefed by June of 2003 with a decision regarding dismissal to be rendered by the Ninth Circuit before the end of the third quarter of 2003.

NASD Arbitration

        An NASD Dispute Resolution Arbitration Panel (the "Panel") entered an award of $27.6 million against W&R on August 7, 2001 (97-03642). The award was made upon the conclusion of an arbitration proceeding conducted in New York arising from a complaint by Stephen Sawtelle, a former W&R financial advisor. In the arbitration, this advisor claimed that following his termination on February 10, 1997, W&R engaged in conduct that tortiously interfered with his prospective business relations and violated provisions of the Connecticut Unfair Trade Practices Act ("CUTPA"). The Panel found W&R liable and directed payment of approximately $1.8 million in compensatory damages, plus attorneys fees of $747,000. It also held that W&R had violated CUTPA and ordered the payment of punitive damages in the amount of $25.0 million. On August 8, 2001, the former advisor filed a petition with the Supreme Court of the State of New York, County of New York, seeking to confirm the award (115056/01). Shortly thereafter, W&R filed a motion to have the award vacated or modified.

        On or about June 3, 2002, the New York Supreme Court reduced the compensatory damage and attorneys fee award from $2.5 million to $1.8 million and confirmed the original punitive damage award of $25.0 million. The judgment was stayed with the posting of an appeal bond with the Court in the amount of $28.7 million backed by a letter of credit in the amount of $36 million, which in turn is collateralized by investment securities.

        In September of 2002, the Company made a strategic legal decision to no longer appeal the compensatory damage and attorneys fees portion of the award after it was reduced from $2.5 million to $1.8 million. This decision was made at the time our appeal briefs were filed with the Appellate Division of the New York Supreme Court and reflected our strategy to focus on contesting the related punitive damage award of $25.0 million. During this year's third quarter, we recorded a $2.0 million charge to general and administrative expense for the estimated cost of the payment of the compensatory damage and attorneys fees portion of the award. The inclusion of pre- and post-judgment interest on the award increased the total charge to $2.0 million.

        On February 11, 2003, the Appellate Division of the New York Supreme Court vacated the Panel's punitive damage award of $25.0 million and remanded the matter back to the Panel for reconsideration of the issue of punitive damages. The Court upheld the lower court's previous rulings on compensatory damages and attorneys' fees. We satisfied the outstanding judgment on these awards on February 25, 2003. On March 5, 2003, Mr. Sawtelle petitioned the Panel for reconsideration of the issue of punitive damages as allowed by the order of the Appellate Division of the New York Supreme Court and requested a pre-hearing conference with the Panel as soon as possible. On March 14, 2003, Mr. Sawtelle filed a Motion for Permission to Appeal the Appellate Division's February 11, 2003 order to the New York Court of Appeals.

        No charge has been recorded in the consolidated financial statements of Waddell & Reed Financial, Inc. for the punitive damage award or interest thereon since, in the opinion of management, the size and probability of the punitive damage award, if any, is unknown and not reasonably determinable.

ITEM 4. Submission of Matters to a Vote of Security Holders

        During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Our Class A common stock is traded on the New York Stock Exchange ("NYSE") under the ticker symbol "WDR." The following table sets forth, for the periods indicated, the reported high and low closing sale prices of our Class A common stock, as reported by the NYSE, as well as the cash dividends paid for these time periods:

Class A
Market Price

	2002			2001
Quarter	High	Low	Dividends Per Share	High	Low	Dividends Per Share
1	$32.69	$29.76	$.1326	$36.01	$27.00	$.0884
2	30.18	21.75	.1326	34.50	24.71	.0884
3	22.69	16.30	.1326	33.89	24.03	.0884
4	20.91	15.43	.1326	32.20	24.31	.0884

        Year-end closing prices of our Class A common stock for 2002 and 2001, respectively were: $19.67 and $32.20.

        The closing price of our Class A common stock on March 21, 2003 was $19.19. According to the records of our transfer agent, we had 4,650 holders of record of Class A common stock as of March 21, 2003, compared to 4,731 holders of record of Class A common stock as of March 21, 2002. We believe that a substantially larger number of beneficial stockholders hold such shares in depository or nominee form.

Dividends

        In 2002, our Board of Directors approved a 50% increase in our cash dividend. We paid cash dividends of $.1326 per share on our Class A common stock in each fiscal quarter of 2002. In 2001, we paid cash dividends of $0.0884 per share on our Class A common stock in each fiscal quarter and $0.0884 per share on our Class B common stock (which was converted into Class A common stock) in each fiscal quarter up to, and including, the second quarter of 2001.

        The declaration of dividends is subject to the discretion of our Board of Directors. We intend, from time to time, to pay cash dividends on our common stock as our Board of Directors deems appropriate, after consideration of our operating results, financial condition, cash and capital requirements, compliance with covenants in our revolving credit facility and such other factors as the Board of Directors deems relevant. To the extent assets are used to meet minimum net capital requirements under the Net Capital Rule, they are not available for distribution to stockholders as dividends. See Item 1. "Business—Regulation." We anticipate that quarterly dividends will continue to be paid.

Common Stock Repurchases

        Our Board of Directors has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in our stock-based compensation programs. Since the inception of our common stock repurchase program in 1998, we have repurchased 24.8 million shares, or 25% of the shares outstanding at the time of our initial public offering. We have used cash flow from operations and proceeds from our 2001 debt offering to fund the purchases of these shares.

Other Market Information

        On April 25, 2001, our stockholders approved an Agreement and Plan of Merger by and between the Company and WDR Sub, Inc., a wholly-owned subsidiary of the Company, with the Company to remain as the surviving corporation. The merger effected a combination of our Class A and Class B common stock on a one-for-one basis. Prior to the merger, our Class A and Class B common stock had the same rights, powers and preferences, except that the Class A common stock was entitled to one vote per share and the Class B common stock was entitled to five votes per share. Effective as of the end of business on April 30, 2001, each share of our Class B common stock was converted into one share of Class A common stock and the number of Class A authorized shares increased from 150,000,000 to 250,000,000 to account for the termination of the 100,000,000 authorized Class B shares. We terminated the Class B common stock registration under the Exchange Act and it is no longer listed or traded on the NYSE. During the first quarter of 2001, the high and low closing prices of our Class B common stock were $35.70 and $26.77, respectively. During the second quarter of 2001, the high and low closing prices of our Class B common stock were $31.33 and $24.73, respectively, through the date of April 30, 2001, at which time the combination discussed above was effected. On April 30, 2001, our Class B common stock closed at a price of $30.43. Dividends paid on Class B common stock (which was converted into Class A common stock) were $0.884 per share for the first and second quarters of 2001. Our Class A common stock continues to be registered under the Exchange Act and continues to be listed and traded on the NYSE under the symbol "WDR." All per-share and share outstanding data in the consolidated financial statements and notes thereto have been restated to reflect this combination.

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

Equity Compensation Plan Information

        We have a Company Stock Incentive Plan (the "SIP Plan") that allows us to grant equity compensation, including non-qualified stock options and restricted stock, among other awards, as part of our overall compensation program to attract and retain key personnel and encourage a greater personal financial investment in the Company. A maximum of 30,000,000 shares of common stock are authorized for issuance under the SIP Plan. We also have a Company Executive Deferred Compensation Stock Award Plan (the "EDC Plan") and a Company Non-Employee Director Stock Award Plan (the "NED Plan") (collectively, the "Plans") that allow us to grant non-qualified stock options and/or restricted stock to promote the long-term growth of the Company. A maximum of 3,750,000 and 1,200,000 shares of common stock are authorized for issuance under the EDC Plan and NED Plan, respectively. In addition, we make incentive payments under the Company Executive Incentive Plan (the "EIP") in the form of cash, stock options or restricted stock. Incentive awards paid under the EIP in the form of stock options or restricted stock are issued out of shares reserved for issuance under the EDC Plan. Generally, shares of common stock covered by terminated, surrendered or canceled options, by forfeited restricted stock, or by the forfeiture of other awards that do not result in issuance of shares of common stock, are again available for awards under the plan from which they were terminated, surrendered, canceled, or forfeited.

        Under all of our stock incentive plans, the exercise price of each option is equal to the market price of the stock on the date of grant. The maximum term of non-qualified options granted under the SIP Plan is ten years and two days and the options generally vest in 33 1/3% increments beginning on the second, third and fourth anniversaries of the grant date. The maximum term of non-qualified options granted under the EDC Plan and NED Plan is eleven years and the options generally vest 10% each year, beginning on the first anniversary of the grant date.

        On December 31, 2002, we granted 315,598 shares of restricted stock with a fair market value of $19.67 per share under the SIP Plan and EDC Plan. These shares have no purchase price and vest over four years in 33 1/3% increments beginning on the second anniversary of the grant date. Under the Plans, unvested shares of restricted stock may be forfeited upon the termination of employment with the Company or service on the board of directors, dependent upon the circumstances of termination. Except for restrictions placed on the transferability of the restricted stock, holders of restricted stock have full stockholders' rights during the term of restriction, including voting rights and the right to receive cash dividends. Based upon the fair market value of these restricted shares on the grant date, we recorded deferred compensation totaling $6.2 million for the year ended December 31, 2002. Deferred compensation is included as a component of stockholders' equity and will be recognized as expense over the four year vesting period.

        All of the Plans have been approved by our stockholders and all equity compensation provided by the Company has been issued in accordance with the Plans. The following table sets forth information with respect to these plans as of December 31, 2002.

Plan category	Number of securities to be issued upon exercise of outstanding options		Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	16,964,751	(a)	24.77	12,657,405	(b)
Equity compensation plans not approved by stockholders	N/A		N/A	N/A

Total	16,964,751		24.77	12,657,405

(a)
Does not include 276,900, 38,698 and 0 shares of restricted stock issued under the Stock Incentive Plan, the EDC Plan and the NED Plan, respectively, on December 31, 2002.

(b)
Includes 9,555,316, 2,031,372 and 754,119 shares that may be issued in the form of restricted stock under the Stock Incentive Plan, the EDC Plan and the NED Plan, respectively.

Tender Offer

        In an effort to enhance long-term value for our stockholders, reduce the total number of options outstanding and improve our ability to retain and provide incentives to our talented and valuable employees, on February 12, 2003, we offered to exchange all of the outstanding stock options (whether vested or unvested) held by our employees, consultants, financial advisors and directors, except Keith A. Tucker, Chairman and CEO, with a strike price of $25.4375 or greater for shares of restricted stock.

        Option holders participating in the tender offer received a number of shares of restricted stock for each option tendered dependent on the strike price of the options tendered. The shares of restricted stock received for options ranged from .1707 shares for each option tendered (for options with a strike price of $34.1875) to .2591 shares for each option tendered (for options with a strike price of $25.87). Participants tendered 93% of all options eligible to be tendered. The Company issued a total number of 1,541,552 shares of restricted stock upon the expiration of the tender offer at 11:59 p.m. on March 14, 2003. Of the total number of restricted shares issued, the Company repurchased 609,805 shares from the participants upon their direction for payment of their individual income tax liabilities. As a result, 931,747 net shares of restricted stock were issued. We expect to record a charge of $26.8 million for non-cash equity compensation in the first quarter of 2003.

        All shares of restricted stock issued pursuant to the tender offer were issued under the SIP Plan and are fully vested (i.e., they cannot be forfeited), but are subject to transfer restrictions. The transfer restrictions will expire in 33 1/3% increments beginning on the second anniversary of the grant date. As part of the terms of the tender offer, participating division and district managers entered into a non-solicitation agreement with the Company and all participants agreed to waive any and all future participation in the Company's Stock Option Restoration Program.

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

	For the Years Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data and number of financial advisors)
Revenues from:
Investment management fees	$186,038	214,242	253,774	178,612	137,823
Underwriting and distribution fees	183,133	203,535	202,879	126,318	106,615
Shareholder service fees	65,690	59,381	53,436	41,525	33,808

Revenues excluding investment and other income	434,861	477,158	510,089	346,455	278,246

Total revenues	439,125	482,562	520,702	356,657	287,289
Net income (1)(2)(3)(4)	87,425	107,167	139,005	81,767	83,735
per common share—basic (1)(2)(3)(4)	1.09	1.33	1.67	0.91	0.85
per common share—diluted (1)(2)(3)(4)	1.07	1.28	1.60	0.89	0.84
Dividends per common share	$0.53	0.35	0.35	0.35	0.35
Advisor and productivity data (excluding Legend and WRIICO):
Retail investment product sales	$2,008,599	2,782,947	2,847,447	2,149,842	1,827,526
Number of Waddell & Reed Advisors (end of period)	3,466	3,165	2,865	2,611	2,370
Average number of Waddell & Reed Advisors	3,198	2,972	2,632	2,432	2,175
Investment product sales per advisor	$628	936	1,081	884	840
	As of December 31,
	2002	2001	2000	1999	1998
	(in millions)
Assets under management	$28,115	32,806	36,725	37,302	27,744
Balance sheet data:
Goodwill	193.7	173.7	180.2	113.0	95.9
Total assets	560.5	433.1	422.2	335.1	327.2
Short-term debt	58.0	28.0	—	125.3	40.1
Long-term debt	213.1	198.3	175.0	—	—
Total liabilities	411.2	319.3	280.6	208.7	120.0

(1)
Includes a pre-tax write-down in 2002 of $7.1 million ($4.4 million net of tax) relating to an other than temporary decline in the value of certain investment securities and $2.0 million ($1.3 million net of tax) for a special charge related to the NASD arbitration.

(2)
Includes a pre-tax write-off in 2001 of $8.2 million ($5.1 million net of tax) relating to expected forgiveness of stock loans.

(3)
Includes a pre-tax write-off in 1999 of $19.0 million relating to restructuring mutual fund products and a pre-tax loss of $4.6 million from the sale of real estate properties, for a combined effect of $14.6 million (net of tax).

(4)
Includes impact of interest relating to notes with Torchmark Corporation ("Torchmark") for 1998 that were prepaid with proceeds from our IPO, net after tax amount of $4.3 million.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Item includes statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. All statements, other than statements of historical fact included in this Form 10-K regarding our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. All forward-looking statements included in this Form 10-K are based on information available to us on the date hereof, and we assume no obligation to update such forward-looking statements. Although we believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct or that we will take any actions that may presently be planned. Certain important factors that could cause actual results to differ materially from our expectations are disclosed in the "Risk Factors" section of this Form 10-K, which include, without limitation, the adverse effect from a decline in securities markets or a decline in our products' performance, failure to renew investment management agreements, adverse results of litigation and/or arbitration, acts of terrorism and/or war, competition, changes in government regulation, availability and terms of capital, and acquisition strategy. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

        The following should be read in conjunction with the "Selected Financial Data" and our Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

Overview

        We derive our revenues primarily from providing investment management, distribution, and administrative services to the Funds and institutional and separately managed accounts. Investment management fees, our most substantial source of revenues, are based on the amount of average assets under management and are affected by sales levels, financial market conditions, redemptions, and the composition of assets. Underwriting and distribution revenues, another substantial source of revenues, consist of sales charges and commissions derived from sales of investment and insurance products and distribution fees, as well as Legend's advisory services. The products sold have various sales charge structures and the revenues received from sales of products vary based on the type and amount sold. Rule 12b-1 distribution fees earned for distributing certain mutual fund shares are based upon a percentage of assets and fluctuate based on sales, redemptions, and financial market conditions. Service fees include transfer agency fees, custodian fees for retirement plan accounts, and portfolio accounting fees.

Mackenzie Acquisition

        On December 16, 2002, we completed our acquisition of the business of Mackenzie Investment Management Inc. ("MIMI"), a Florida-based U.S. investment management subsidiary of Toronto-based Mackenzie Financial Corporation ("MFC") and adviser of the Ivy Funds sold in the United States. The transaction was approved by the boards of directors of Waddell & Reed Financial, Inc., MIMI, and MFC in August of 2002 and by the shareholders of MIMI and Ivy Fund in early December 2002. We continue to operate MIMI's business through our subsidiary, Waddell & Reed Ivy Investment Company ("WRIICO").

        The acquisition was accounted for as a purchase business combination and accordingly, the results of WRIICO's operations have been included with ours since the acquisition date. In the 15 days of our ownership during the fourth quarter of 2002, WRIICO contributed $0.7 million of revenue and $0.1 million of pretax earnings.

        Based on the terms of the purchase agreement, we paid approximately $28.2 million to purchase the business of MIMI, plus approximately $33.2 million for excess working capital. Of the total $61.4 million purchase price, $3.4 million was held in escrow at December 31, 2002, to be paid following final working capital adjustments. On March 11, 2003, we paid $3.2 million of the escrow balance. The final purchase price is subject to working capital adjustments. As part of the transaction, we have entered into new subadvisory and marketing agreements. These agreements extend MFC's subadvisory agreements with WRIICO and provide us with additional investment management opportunities in Canada. Pursuant to the subadvisory agreements, we will receive investment management fees covering multiple funds whose assets were approximately $948.5 million (USD) at December 31, 2002. Pursuant to the marketing agreement, MFC will provide us with opportunities to launch new funds and/or assume additional existing subadvisory mandates under the Universal brand name in Canada, and will facilitate our relationship with MFC's parent company, Investors Group Inc. and its affiliates.

        With respect to WRIICO's U.S. business, we will maintain the Ivy Fund brand name, expand its product offerings and use it for U.S. retail nonproprietary load fund distribution, while utilizing our investment management capabilities to strengthen the Ivy Fund product line. Select Ivy Funds are also available to Waddell & Reed Advisors, where a number of styles offered by WRIICO are not part of our current proprietary product line. At December 31, 2002, the Ivy Funds had $647.6 million in assets.

        We have taken steps to bring Waddell & Reed's investment management team to the Ivy Funds, and in March 2003, we announced our future plans to merge the Ivy Fund and W&R Funds families under the Ivy brand name, thus creating a combined product line of considerably greater scale and breadth, which will utilize W&R Funds' historical performance for marketing purposes. The performance of the Ivy Funds has been excluded from our other Funds' performance statistics throughout this annual report as the Ivy Funds were under our management for only 15 days in 2002, which in our opinion is too brief a time period to measure any performance statistics of these Funds resulting from our management expertise. With the merger of the Ivy Fund and W&R Funds families expected during 2003, we do not expect the past performance of the Ivy Funds to be indicative of future results under Waddell & Reed's management, which has historically been superior to that of the Ivy Funds.

Critical Accounting Policies and Estimates

        Our discussion and analysis of the financial condition and results of operations are based upon our consolidated financial statements. Our consolidated financial statements and accompanying footnotes have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Accounting principles generally accepted in the United States require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses in the consolidated financial statements and accompanying notes and related disclosures of commitments and contingencies. We continually evaluate the accounting policies and estimates we use to prepare the consolidated financial statements. We rely on historical experience, third party professionals, and various other assumptions that we believe to be reasonable to make judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates. We have identified the following critical accounting policies and estimates used by management in the preparation of our consolidated financial statements: valuation of long-lived assets, intangible assets and goodwill, income taxes, pension and postretirement benefits, and litigation contingencies. Additionally, see Note 2. "Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements for a summary of significant accounting policies.

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

Accounting for intangible assets and goodwill

        As a result of the acquisition of MIMI on December 16, 2002, we recorded $22.9 million of indefinite lived intangible assets and an increase to goodwill of $20.1 million. Two significant issues arise with respect to these assets that require management estimates and judgment: (i) the valuation in connection with the initial purchase price allocation, and (ii) the ongoing evaluation of impairment.

        In connection with all of our acquisitions, a valuation is completed to determine reasonable purchase price allocations. Specifically, upon completion of the allocation process in the case of our acquisition of MIMI in 2002, approximately 53% of the excess of the purchase price over the tangible net assets was assigned to various identifiable intangible assets. Considering that identifiable intangible assets are contracts related to the management of mutual funds which will be continually offered and which are not expected to be terminated in the foreseeable future, such intangible assets were determined to be non-amortizable under Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). The purchase price allocation process requires management estimates and judgment as to expectations for the various products, distribution channels, and business strategies. For example, certain growth rates and operating margins were assumed for different products and distribution channels. If actual growth rates or operating margins, among other assumptions, differ from the estimates and judgments used in the purchase price allocation, the amounts recorded in the financial statements for identifiable intangible assets and goodwill could be subject to charges for impairment in the future.

        In connection with the June 2001 issuance of SFAS 142, we stopped amortizing goodwill effective January 1, 2002. In lieu of amortization, we performed the required transitional impairment test for goodwill recorded as of January 1, 2002. Upon the completion of this test, we concluded that no impairment of goodwill existed at the date of adoption. At least annually, or in the case of certain factors being present, we complete an ongoing review of the recoverability of goodwill and intangible assets using a fair-value based approach. The approach for the review of goodwill has two steps, the first being to identify a potential impairment and a second step to measure the amount of the impairment loss, if any. Intangible assets with indefinite lives are tested for impairment annually using a one-step approach that compares the fair value to the carrying amount of the asset. Factors that are considered important in determining whether an impairment of goodwill or intangible assets might exist include significant continued underperformance compared to peers, significant changes in our business and products, material and ongoing negative industry or economic trends, or other factors specific to each asset or subsidiary being evaluated. Because of the significance of goodwill to our consolidated balance sheets, the annual impairment analysis is critical. Any changes in key assumptions about our business and our prospects, or changes in market conditions or other externalities, could result in an impairment charge and such a charge could have a material adverse effect on our financial condition and results of operations. See Note 4. "Goodwill and Identifiable Intangible Assets" of the Notes to the Consolidated Financial Statements for additional information.

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

Pensions and other postretirement benefits

        Our pension and other postretirement benefits costs and liabilities are calculated using various actuarial assumptions and methodologies prescribed under Statement of Financial Accounting Standards No. 87 "Employers' Accounting for Pensions" ("SFAS 87") and Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Other Postretirement Benefits Other than Pensions" ("SFAS 106"). We use certain assumptions, including but not limited to, the selection of: (i) the discount rate used to calculate the present value of plan liabilities, (ii) the expected return on plan assets, and (iii) the expected health care cost trend rate. The discount rate assumption is based upon the review of high quality corporate bond rates and the change in these rates during the year. The expected return on plan assets and health care cost trend rates are based upon an evaluation of our historical trends and experience, taking into account current and expected future market conditions. In the event that actual results differ from estimates, future pension costs and funding requirements may change materially.

Litigation Contingencies

        As discussed in Note 19. "Contingencies" of the Notes to the Consolidated Financial Statements, there are legal proceedings pending in various jurisdictions against us, for which it is impossible to predict the outcome. In one matter, an unfavorable decision awarding compensatory damages against us has been returned and is being appealed. In another matter, an arbitration panel ordered us to pay punitive damages, which was subsequently vacated and remanded back to the arbitration panel for reconsideration. It is possible that there could be further adverse developments in these cases. Except as otherwise disclosed, management believes that the amount or range of loss that could result from an unfavorable outcome of these matters cannot be reasonably estimated and we have not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any, other than what has been described in Note 19. It is possible that our business, results of operations, cash flows, or financial position could be materially adversely affected by an unfavorable outcome of certain pending litigation. We believe that we have valid bases for appeal of all adverse decisions. All such cases are, and will continue to be, vigorously defended.

Summary of Operating Results (1)(2)(3)(4)

        For the years ended December 31, 2002, 2001, and 2000:

        (Please see Item 6. Selected Financial Data)

	2002		2001		2000
	Amount	% of revenues	Amount	% of revenues	Amount	% of revenues
	(in thousands)
Operating revenues:
Investment management fees	$186,038	42.4	214,242	44.4	253,774	48.7
Underwriting and distribution fees	183,133	41.7	203,535	42.2	202,879	39.0
Shareholder service fees	65,690	14.9	59,381	12.3	53,436	10.3

Revenues excluding investment and other income	434,861	99.0	477,158	98.9	510,089	98.0
Investment and other income	4,264	1.0	5,404	1.1	10,613	2.0

Total revenues	439,125	100.0	482,562	100.0	520,702	100.0
Operating expenses:
Underwriting and distribution (3)	185,032	42.1	185,575	38.4	183,222	35.1
Compensation and related costs	58,302	13.3	57,229	11.8	57,331	11.0
General and administrative (2)	35,313	8.0	29,940	6.2	28,498	5.5
Amortization of goodwill	0	0.0	6,649	1.4	5,502	1.1
Depreciation	6,441	1.5	5,567	1.2	3,613	0.7

Total operating expenses (1)(2)(3)(4)	285,088	64.9	284,960	59.0	278,166	53.4
Other Items:
Interest expense	12,298	2.8	18,286	3.8	14,590	2.8

Total expenses (1)(2)(3)(4)	297,386	67.7	303,246	62.8	292,756	56.2

Income before income taxes (1)(2)(3)(4)	$141,739	32.3	179,316	37.2	227,946	43.8

(1)
Excludes a pre-tax write-down in 2002 of $7.1 million ($4.4 million net of tax) relating to an other than temporary decline in the value of certain investment securities.

(2)
Excludes a special charge of $2.0 million pre-tax ($1.3 million net of tax) in 2002 related to the NASD arbitration.

(3)
Excludes an $8.2 million pre-tax ($5.1 million net of tax) charge in 2001 for write-off of the expected forgiveness of stock loans.

(4)
Including 2002 special charges, for the year ended 2002 operating expenses were $294.2 million, total expenses were $306.5 million, and income before income taxes was $132.6 million. Including 2001 special charges, for the year ended 2001 operating expenses were $293.2 million, total expenses were $311.4 million, and income before income taxes was $171.1 million.

Results of Operations

Total Revenues

2002 over 2001

        Revenues excluding investment and other income decreased $42.3 million, or 9%, to $434.9 million in 2002. Approximately 65% of the decrease in revenue was attributable to lower investment management fee revenues. The decline in investment management fee revenues and underwriting and distribution fee revenues were partially offset by increased shareholder service fee revenues. Investment and other income declined $1.1 million, or 21%. Total revenues, which include investment and other income, decreased

$43.4 million, or 9%, to $439.1 million for 2002. Income before income taxes and special charges decreased 21% to $141.7 million in 2002.

2001 over 2000

        Revenues excluding investment and other income decreased $32.9 million, or 6%, to $477.2 million in 2001. Lower investment management fees were partially offset by higher shareholder service fee revenues and underwriting and distribution fee revenues. Investment and other income declined $5.2 million, or 49%. Total revenues, which include investment and other income, were $482.6 million in 2001, a 7% decrease from 2000. Legend, acquired on March 31, 2000, contributed $37.8 million to 2001 revenues, an increase of $1.3 million from 2000. ACF contributed $8.6 million to 2001 revenues, a decrease of $2.2 million. Income before income taxes and 2001 special charges decreased 21% to $179.3 million in 2001 compared to 2000. Income before income taxes and 2001 special charges as a percentage of total revenues was 37.2% in 2001 and 43.8% in 1999.

Investment Management Fee Revenues

        Investment management fee revenues are earned for providing investment advisory services to the Funds and to institutional and separate accounts.

2002 over 2001

        Investment management fee revenues decreased $28.2 million, or 13%, in 2002 due to lower average assets under management. Our average assets, primarily equity assets, followed the decline in the U.S. equity market as reflected by the 17% decrease in the daily average close of the S&P 500 Index. Management fees from mutual funds were down $27.7 million, or 15%, mirroring the 15% decline in related average assets. Management fee rates remained relatively unchanged at 66.9 basis points in 2002 compared to 67.0 basis points in 2001. Although our 2002 long-term retail redemption rate (excluding the Ivy Funds) increased to 10.4% from 8.4% last year, more than 75% of the increase was due to lower long-term retail average assets, the denominator in the calculation. While long-term retail average assets declined 15% for the year, the dollar value of long-term retail redemptions increased only 5%, or $102.6 million. Given the volatility in the market during 2002, our long-term retail redemptions were relatively stable, increasing only 0.4% of related average assets. We have consistently maintained a solid record of strong relative performance of managing assets, even in volatile equity markets. As of December 31, 2002, Morningstar rates most of our equity funds with 4 or 5 stars—76% of our equity funds (excluding the Ivy Funds) and 91% of our equity assets (excluding Ivy Fund assets) for the current period and 78% of our equity funds (excluding the Ivy Funds) and 85% of our equity assets (excluding Ivy Fund assets) for the last five years.

        Management fee revenues from institutional and separate accounts declined $0.5 million, or 2%, for 2002 primarily due to lower management fee rates. Institutional and separate account average assets under management were flat compared to 2001. Growth in institutional and separate account assets under management offset market depreciation on the related average assets. Management fee rates for institutional and separate accounts declined from 47.4 basis points to 46.4 basis points in the current year. Fee rates for institutional and separate account business vary by contract. We continue to develop new initiatives to expand this element of our business. As part the acquisition of MIMI (WRIICO), we have entered into new subadvisory and marketing agreements advancing the institutional component of our business. These agreements extend MFC's subadvisory agreements with WRIICO and provide us with additional investment management opportunities in Canada. Pursuant to these subadvisory agreements, we receive investment management fees covering multiple funds whose assets were approximately $948.5 million (USD) at December 31, 2002. Pursuant to a marketing agreement, MFC will provide us with opportunities to launch new funds and/or assume additional existing subadvisory mandates under the

Universal brand name in Canada, and will facilitate our relationship with MFC's parent company, Investors Group Inc. and its affiliates.

2001 over 2000

        Investment management fee revenues decreased $39.5 million, or 16%, in 2001 reflecting the 15% decrease in average assets under management. The 16% decline in the market, represented by the daily average close of the S&P 500 Index in 2001 compared to 2000, is the primary cause of the decrease in average assets under management. Approximately $35.7 million, or 90%, of the decline in revenue was directly attributable to the decline in mutual fund management fees caused by the 15% decrease in average mutual fund assets. In 2001, mutual fund management fee rates declined slightly from 67.5 basis points in 2000 to 67.0 basis points of average mutual fund assets under management.

        Management fee revenues from institutional and separate accounts declined $3.9 million, or 14%, compared to 2000. Institutional and separate account average assets under management declined 10% during 2001. In 2001, performance based fees earned on institutional and separately managed accounts were $2.8 million lower than in the same period last year, thereby causing a larger decline in revenue than the related average assets. Removing the impact of performance based fees in 2000 and 2001, management fees for institutional and separate accounts decreased 4%. In 2001, the average management fee rate for institutional and separate accounts improved to 47.4 basis points from 44.6 basis points as new business with higher fee rates offset lower performance based fees and lost business with substantially lower rates.

Underwriting and Distribution Fee Revenues

        Underwriting and distribution fee revenues are derived primarily from sales commissions charged on front-end load mutual funds, variable annuities, and other insurance products, and to a lesser extent from financial planning fees. Revenues are also derived from Rule 12b-1 asset-based distribution fees earned on deferred-load products, and asset-based fees earned on the Strategic Portfolio Allocation product ("SPA") and other variable annuity products.

2002 over 2001

        Underwriting and distribution fee revenues decreased $20.4 million, or 10%, to $183.1 million in 2002. Sales volume of front-end load products (Class A mutual fund shares, variable products, financial plans, and other front-end load mutual funds) generates front-load commission revenue. Front-load product revenues declined $35.0 million, or 27%, in 2002 as a result of a 30% decline in related sales. Sales of variable products were down in 2002 due to the large volume of commissionable variable annuity exchanges that took place in 2001. Included in 2001 variable product sales were $589.5 million of commissionable variable annuity exchanges. The increase in the 2001 commissionable variable annuity exchanges resulted from our clients exchanging their UILIC policies into Nationwide policies that offered more attractive features and service. This activity is viewed as a one-time occurrence resulting from the availability of a superior product. Sales of insurance products, specifically fixed annuities, term insurance, and Medicare supplement insurance, were up substantially for 2002, resulting in an increase in insurance revenues of $7.7 million, or 33%, reaching $31.1 million for the year. While our principal sales focus is on investment products, our financial planning process—which incorporates the sale of insurance products—continues to ensure that our financial advisors serve their clients' needs regardless of economic conditions.

        Asset-based fee revenues earned on deferred-load products (from Class B and Class C shares), declined 11%, or $1.5 million, primarily due to the 11% decline in related assets under management. This decline in assets was largely the result of stock market depreciation. Asset-based fee revenues earned on our SPA products introduced in the third quarter of 2001 contributed an increase of $10.2 million to 2002 revenues.

2001 over 2000

        Underwriting and distribution fee revenues increased $0.7 million in 2001. Legend, acquired on March 31, 2000, contributed $32.0 million to the current year's underwriting and distribution fee revenues, an increase of $0.6 million compared with 2000.

        Certain investment product sales, namely Class A share mutual funds and variable annuity products, both with front-end load charges, generate commission revenues based on sales volume. Other front-load product revenues are fees collected for financial plans and commissions collected from the sale of other mutual funds. In 2001, commission revenues from front-load investment products were $130.7 million, a decrease of $3.8 million, or 3%, from 2000, while sales of these products increased 8%. The primary reason commission revenues decreased while front-end load sales increased was the volume and product mix of variable product sales. Sales of variable products were $1.1 billion in 2001 compared with $0.7 billion in 2000, an increase of 69%. Included in variable product sales in 2001 is $589.5 million of commissionable variable annuity exchanges. Front-load revenues decreased while the related sales increased due to significantly lower commission rates on these commissionable variable annuity exchanges and a larger number of new sales in 2001 of variable products with a lower commission structure. Overall, commission rates on variable annuity products declined from 7.7% in 2000 to 5.8% in 2001. The increase in commissionable variable annuity exchanges resulted primarily from our clients exchanging their UILIC policies into Nationwide policies that offered more attractive features and service.

        Asset-based fee revenues earned on deferred-load products (from Class B and Class C shares), declined 9%, or $1.6 million, primarily due to the 11% decline in related assets under management. This decline in assets was largely the result of stock market depreciation. Asset-based fee revenues earned on our SPA products introduced in the third quarter of 2001 contributed $2.0 million to 2001 revenues. Additionally, greater insurance product sales during the current year generated an increase in distribution revenue of $3.3 million.

Shareholder Service Fee Revenues

        Shareholder service fee revenues primarily include transfer agency fees, custodian fees from retirement plan accounts, and portfolio accounting fees.

2002 over 2001

        Shareholder service fee revenues increased $6.3 million, or 11%, to $65.7 million for 2002. Fee revenues earned from transfer agency services and custodial services composed 96% of total shareholder service fee revenue in 2002. Fee revenues earned from transfer agency services increased $6.7 million, or 15%. Although a portion of the increase in transfer agency service fees can be attributed to growth in the number of shareholder accounts, the primary reason for the increase in revenue was a per-account service fee rate increase that commenced in December 2001. The impact of the per-account service fee increase was approximately $3.5 million for 2002. The average number of shareholder accounts increased 6% to 2.18 million (excluding Ivy Fund accounts) from 2.06 million last year. Revenues earned from custodial services decreased $0.5 million primarily due to a decline in custodial assets that generate fee revenues for Legend.

2001 over 2000

        Shareholder service fee revenues increased $5.9 million, or 11%, to $59.4 million in 2001 due primarily to the increase in the average number of accounts serviced. The average number of shareholder accounts increased 10% to 2.06 million in 2001. Fee revenues earned from transfer agency services and custodial services composed 95% of total shareholder service fee revenue in 2001 and increased $4.6 million, or 12%, and $1.0 million, or 9%, respectively.

Underwriting and Distribution Expense

        Underwriting and distribution expense includes costs associated with the marketing, promotion, and distribution of our products. The primary costs are commissions and other compensation paid to financial advisors, sales force management and other marketing personnel, plus overhead expenses relating to field offices, sales programs, and marketing and advertising.

2002 over 2001

        Underwriting and distribution expenses declined $8.7 million, or 5%, in 2002 to $185.0 million. In the third quarter of 2001, we recorded a special charge of $8.2 million pre-tax, or $5.1 million after-tax, for the write-off of stock loans. This non-cash charge relates to promissory notes that were extended to a select group of financial advisors and sales managers to facilitate their ownership of our stock at our IPO in March of 1998 and drive future advisor productivity and retention growth. This charge resulted from financial advisors and sales managers having collectively met the productivity requirements of the stock loan program, such that the notes were expected to be forgiven. Excluding this charge, the decrease in expense was $0.5 million, or virtually flat.

        Total direct expenses (expenses relating to sales volume such as commissions, advisor incentive compensation, and commission overrides paid to field management) decreased $13.0 million, or 10%. Direct expenses associated with the sale of front-end load products declined $20.6 million, or 27%, in direct correlation with the 27% decline in front-end load commission revenues. Other than from front-end load proprietary products, direct selling costs related to investment products (i.e. deferred-load mutual funds, SPA asset allocation, insurance, direct selling costs of Legend, and advisor incentive compensation) increased $7.6 million due chiefly to higher advisor payout expenses resulting from increased revenues due to SPA asset growth and increased insurance product sales. Offsetting these increases in direct selling costs was $1.3 million lower advisor incentive compensation for 2002. Certain sales force incentive compensation is based on annual productivity and is accrued during the year based on estimated sales activity. This incentive compensation was structured to exclude payment for commissionable variable annuity exchanges. Because of the volume of commissionable variable annuity exchanges in 2001 ($589.5 million), actual incentive compensation recognized in 2002 was only slightly lower than that of 2001.

        Indirect expenses (expenses that do not fluctuate directly with sales volume or sales revenues) increased $4.2 million, or 6%, and composed 40% of total underwriting and distribution expenses in 2002 compared with 36% in 2001. In 2001, we recorded a non-cash charge of $8.2 million to write-off stock loans made to certain financial advisors and sales managers since the productivity requirements of the loan program were considered to have been collectively met such that the notes were expected to be forgiven. In fact, these notes have been subsequently forgiven. Excluding this charge, indirect expenses increased $12.4 million. Lower Rule 12b-1 expense reimbursements received from the Funds due to lower average asset levels resulted in an increase in indirect expense of $3.4 million. Some of the other more significant increases in indirect expenses for 2002 were for increases in technology related costs related to computer services, data transmission, and software maintenance and licensing of $3.1 million, field office facilities costs of $2.0 million, group health and accident insurance costs for the field of $1.4 million, increases of $1.1 million for legal costs allocated to underwriting and distribution based on their nature, and a $1.4 million increase in indirect selling expenses at Legend due to a change in office structure.

        Beginning in 2002, management decided to open new Legend offices structured similar to that of Waddell & Reed Advisors. Legend's typical office structure supports veteran retirement advisors whereby the expenses of operating the offices are borne by the advisors and managers and not by the Company. In turn, commission rates paid to these advisors are relatively higher. Six Legend offices were opened in 2002 in which regional vice presidents were hired to recruit and manage relatively inexperienced advisors. The commission rates paid to these advisors are lower and the office expenses are borne by the Company.

While this caused an increase in indirect expenses and lower distribution margins in the short term, the benefits come from a faster growing sales force, broader market penetration and higher direct margins.

        Our distribution margin was -1.0% for 2002 and 4.8% for 2001. While prior to the acquisition of WRIICO, wholesale third-party distribution efforts did not produce underwriting and distribution fee revenues, the collection of assets results in future investment management fee revenues. Underwriting and distribution costs related to third-party distributors were $2.1 million for each of the years 2002 and 2001. The Waddell & Reed Advisors distribution margin, which excludes third-party distribution costs, WRIICO, and the 2001 special charge for stock loans and therefore, better reflects the activity of Waddell & Reed Advisors, declined from 9.9% in 2001 to 0.2% in 2002, primarily due to lower sales volume.

2001 over 2000

        Underwriting and distribution expenses, composed of direct and indirect costs, were $193.8 million for 2001, an increase of $10.5 million, or 6%, compared with 2000. In the third quarter of 2001, we recorded a special charge of $8.2 million pre-tax, or $5.1 million after-tax, for the write-off of stock loans. This non-cash charge relates to promissory notes that were extended to a select group of financial advisors and sales managers to facilitate their ownership of our stock at our IPO in March of 1998 and drive future advisor productivity and retention growth. This charge resulted from financial advisors and sales managers having collectively met the productivity requirements of the stock loan program, such that the notes were expected to be forgiven. In fact, these notes have been subsequently forgiven. Excluding this charge, the increase in expense was $2.3 million, or 1%.

        Total direct expenses (expenses relating to sales volume such as commissions, advisor incentive compensation, and commission overrides paid to field management) decreased $6.3 million, or 5%. Direct expenses associated with the sale of front-end load products declined $1.1 million, or 1%, correlating with the 3% decline in front-end load commission revenues. Other than from front-end load proprietary products, direct selling costs related to investment products (i.e., deferred-load mutual funds, SPA asset allocation, insurance, direct selling costs of Legend, and advisor incentive compensation) decreased $5.2 million primarily due to a decrease in advisor incentive compensation. Certain sales force incentive compensation is based on annual productivity and is accrued during the year based on estimated sales activity. The final productivity at the end of the year is used to determine the amount of incentive compensation paid to financial advisors. The number of advisors earning incentive compensation in 2001 decreased substantially from 2000. This incentive compensation is also structured to discourage commissionable variable annuity exchanges.    The decrease in advisor incentive compensation was partially offset by increases in direct costs related to deferred-load products and higher advisor payout expenses resulting from increased revenues due to SPA asset growth and increased insurance product sales.

        Indirect expenses (expenses that do not fluctuate directly with sales volume or sales revenues) increased $16.8 million, or 32%, and comprised 36% of underwriting and distribution expenses in 2001 compared with 29% in 2000. Some of the more significant increases in indirect expenses for 2001 were $8.2 million for stock loans, $2.8 million for facilities costs related to field offices, $2.2 million for general and administrative costs associated with marketing our products, and $1.3 million for field office sales administration support compensation. Legend, acquired on March 31, 2000, contributed an increase to indirect expenses in 2001 of $1.7 million, reflecting a full year of contribution to our operations. Our distribution margin for 2001 was 4.8% and 9.7% in 2000. Excluding the one-time charge for stock loans, this margin was 8.8%.

        In 2001, we incurred expenses of $2.1 million for underwriting related to third-party distributors. While wholesale third-party distribution efforts do not produce underwriting and distribution fee revenues, the collection of assets results in future investment management fee revenues. The distribution margin excluding this expense and the special charge for stock loans was 9.9%.

Compensation and Related Costs

        Compensation and related costs are expenses incurred to compensate our home office employees and the home office employees of Legend and ACF. The primary expenses are base salaries and incentive compensation, but also include payroll taxes, group health and life insurance, and pension and 401(k) savings plan costs.

2002 over 2001

        Compensation and related costs for 2002 increased $1.1 million, or 2%, to $58.3 million. Average headcount and base salaries were relatively flat compared with 2001. Group health and accident insurance costs and incentive bonus compensation increased $0.4 million and $0.7 million, respectively, over last year.

2001 over 2000

        Compensation and related costs for 2001 were essentially flat at $57.2 million, compared with $57.3 million for 2000. Over 80% of compensation costs are base salaries and incentive compensation. Average headcount for 2001 increased 11%, which contributed to the increase in base salaries of 14%. The increase in base salaries was offset with a somewhat larger decrease in incentive bonus compensation. The other components of compensation, group insurance and savings plan costs, increased slightly due to the increase in headcount.

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

2002 over 2001

        General and administrative expenses increased $7.4 million, or 25%, for 2002 reaching $37.3 million. The majority of the increase resulted from increased legal costs of $4.5 million. Also, in the third quarter of 2002, we recorded a $2.0 million pre-tax special charge for the estimated cost of the payment of the compensatory damage and attorneys fees portion of the NASD arbitration award. This charge was recorded when we made the strategic legal decision to no longer appeal the compensatory damage and attorneys fees portion of the award after it was reduced from $2.5 million to $1.8 million by the New York Supreme Court. The inclusion of pre- and post-judgment interest on this amount increased the total charge to $2.0 million. The $2.0 million compensatory damage and attorneys fees award was paid on February 25, 2003. Please refer to Item 3. "Legal Proceedings" for additional information. Facilities costs increased $1.1 million from last year—$0.5 million due to increased security costs over 2001 and the remainder attributable to increased space rent. Costs for various discretionary overhead items, such as business meeting and travel costs, temporary contracted business services, telecommunications, and postage and freight costs were reduced approximately $1.1 million from 2001.

2001 over 2000

        General and administrative expenses increased 5%, or $1.4 million, to $29.9 for 2001. Cost containment in certain discretionary overhead items was offset by an increase in legal costs and facilities costs. On March 7, 2001, we completed the sale of our two home office buildings to an unrelated third party and entered into an agreement with them to lease the buildings back for a period of fifteen years, thereby resulting in additional expense of $2.0 million during 2001 for rent.

Investment and Other Income

2002 over 2001

        Investment and other income decreased $1.1 million, or 21%, to $4.3 million for 2002. While average balances invested in commercial paper were relatively flat compared with 2001, income earned on those investments decreased $1.1 million due to lower average interest rates. The average commercial paper rate declined from 3.9% to 1.7% in 2002. Overall, average invested cash and marketable securities were $155.4 million in 2002 compared with $142.9 million in 2001. On July 24, 2002, we deposited $62.5 million in cash with the Circuit Court of Jefferson County, Alabama, for an appeal bond related to the previously disclosed UILIC case. This deposit earned interest at 2.01% per annum throughout the rest of 2002. During 2002, we recorded $0.6 million in interest income related to this deposit. Offsetting the appeal bond interest, we earned $0.5 million less in dividends from our investments in affiliated mutual funds during 2002.

2001 over 2000

        Investment income declined $5.2 million, or 49%. In 2001, realized gains from the sale of investment securities were $2.1 million less than in 2000. In 2000, investment and other income included $2.5 million of realized gains from the sale of investment securities sold to partially fund the Legend acquisition. Less interest was earned on investments in the current year due to lower average interest rates. The average investment in commercial paper was $50.6 million in 2001 compared with $53.9 million in 2000. The decreased average investment in commercial paper paired with lower short-term interest rates yielded a $1.6 million decline in income on these investments. The average commercial paper rate declined from 6.6% in 2000 to 3.9% in 2001. Overall, average invested cash and marketable securities were $142.9 million in 2001 compared with $136.7 million in 2000.

Depreciation

2002 over 2001

        Depreciation of property and equipment increased $0.9 million, or 16%, to $6.4 million for 2002. Increases in depreciation costs resulted from depreciable leasehold improvements made to our home office buildings and additions to capitalized computer software and internal software development costs.

2001 over 2000

        Depreciation of property and equipment increased $2.0 million, or 54%, in 2001 to $5.6 million. With the construction of a second home office building placed into service in late 2000, we purchased additional furniture and fixtures, which have relatively short useful lives, contributing an increase to depreciation expense of $0.8 million in 2001. Both home office buildings were sold in a sale-leaseback arrangement on March 7, 2001. The additional furniture and fixtures purchased in 2001 more than offset the decrease in depreciation expense associated with the sale-leaseback of the buildings. Other less significant sources of increase in depreciation expense were additions to capitalized software, leasehold improvements, and machinery and equipment.

Interest Expense

2002 over 2001

        Interest expense decreased $6.0 million, or 33%, to $12.3 million for 2002 mainly due to interest savings related to an interest rate swap agreement we entered into in March of 2002. On March 12, 2002, our $200.0 million 7.5% fixed rate senior notes maturing in February 2006 (the "Notes") were effectively converted to variable rate debt by entering into an interest rate swap agreement whereby we have agreed with another party to exchange, at specified intervals, the difference between the fixed-rate and various floating-rate interest amounts, calculated using a notional amount of $200.0 million. The difference in the floating-rate interest paid and the 7.5% fixed-rate interest received is recorded as an adjustment to interest expense during the period that the related debt is outstanding. At December 31, 2002, the floating rate being paid was 3.9%. The average floating rate paid on the interest rate swap for the year ended December 31, 2002 was 4.2%.

        Additionally, interest expense declined due to lower average short-term debt balances and borrowing rates in 2002. Average short-term borrowing rates fell from 4.9% for 2001 to 2.1% for 2002.

2001 over 2000

        Interest expense increased $3.7 million, or 25%, in 2001. The average balance on the combined short-term and long-term debt outstanding was $246.2 million for 2001 and $195.8 million for 2000. The average interest rate applied, excluding other costs, was 7.1% for 2001 and 7.0% for 2000. The total outstanding debt balance at December 31, 2001 was $226.3 million, of which $28.0 million was short-term.

Write-down of Investment Securities

        Our investments are comprised of U.S., state, and government obligations, corporate debt securities, and investments in affiliated mutual funds. Substantially all investments are classified as available-for-sale. Unrealized holding gains and losses on these securities, net of related tax effects, are excluded from earnings until realized and are reported as a separate component of comprehensive income. All investments are reviewed by the Company for declines in fair value. If such declines are considered other than temporary, the cost basis of the individual security or mutual fund is written down to fair value as a new cost basis, and the amount of the write-down is included in earnings. During the third quarter of 2002, we recorded a charge to earnings of $7.1 million, pre-tax, to reflect the other than temporary decline in value of certain holdings in affiliated mutual funds.

Amortization of Goodwill

        We stopped amortizing goodwill effective January 1, 2002, in connection with the adoption of SFAS 142. Goodwill amortization was $6.6 million for 2001.

Income Taxes

        Our effective income tax rate was 34.1%, 37.4%, and 39.0%, in 2002, 2001 and 2000, respectively. The effective tax rate in 2002 was lower than the statutory rate due to state credits earned from past construction of one of our home office buildings and favorable resolution of previous years' tax liabilities with tax authorities. The 2002 rate was also affected by discontinuing the amortization of goodwill and the State of Kansas passing new state income tax legislation favorable to the mutual fund industry. The change relates to the methodology used to source company taxable income to the State of Kansas in a fashion similar to that used in 11 other states. The law phases in the effect, such that 50% of the benefit was applicable in the year 2002 and 100% is applicable in 2003 and thereafter.

Restricted Stock Awards

        We have a Company Stock Incentive Plan (the "SIP Plan") that allows us to grant equity compensation, including non-qualified stock options and restricted stock, among other awards, as part of our overall compensation program to attract and retain key personnel and encourage a greater personal financial investment in the Company. A maximum of 30,000,000 shares of common stock are authorized for issuance under the SIP Plan. We also have a Company Executive Deferred Compensation Stock Award Plan (the "EDC Plan") and a Company Non-Employee Director Stock Award Plan (the "NED Plan") (collectively, the "Plans") that allow us to grant non-qualified stock options and/or restricted stock to promote the long-term growth of the Company. A maximum of 3,750,000 and 1,200,000 shares of common stock are authorized for issuance under the EDC Plan and NED Plan, respectively. Generally, shares of common stock covered by terminated, surrendered or canceled options, by forfeited restricted stock, or by the forfeiture of other awards that do not result in issuance of shares of common stock, are again available for awards under the plan from which they were terminated, surrendered, canceled, or forfeited.

        Under all of our stock incentive plans, the exercise price of each option is equal to the market price of the stock on the date of grant. The maximum term of non-qualified options granted under the SIP Plan is ten years and two days and the options generally vest in 33 1/3% increments beginning on the second, third and fourth anniversaries of the grant date. The maximum term of non-qualified options granted under the EDC Plan and NED Plan is eleven years and the options generally vest 10% each year, beginning on the first anniversary of the grant date. All of the Plans have been approved by our stockholders and all equity compensation provided by the Company has been issued in accordance with these Plans.

        On December 31, 2002, we granted 315,598 shares of restricted stock under the SIP Plan and EDC Plan. These shares have no purchase price and vest over four years in 33 1/3% increments beginning on the second anniversary of the grant date. Under the Plans, unvested shares of restricted stock may be forfeited upon the termination of employment with the Company or service on the board of directors, dependent upon the circumstances of termination. Except for restrictions placed on the transferability of restricted stock, holders of restricted stock have full stockholders' rights during the term of restriction, including voting rights and the rights to receive cash dividends. Based upon the fair market value of these restricted shares on the grant date, we recorded deferred compensation totaling $6.2 million for the year ended December 31, 2002. Deferred compensation is included as a component of stockholders' equity and will be recognized as expense over the four year vesting period. The 2002 grant is expected to result in additional non-cash compensation expense of $1.6 million, pre-tax, per year. It is anticipated that annual grants of restricted shares will increase in future years as we increase our reliance on restricted shares and cash compensation instead of options. As such, annual non-cash equity compensation expense is expected to rise above $1.6 million, pre-tax, in years after 2003.

Tender Offer

        In an effort to enhance long-term value for our stockholders, reduce the total number of options outstanding and improve our ability to retain and provide incentives to our talented and valuable employees, on February 12, 2003, we offered to exchange all of the outstanding stock options (whether vested or unvested) held by our employees, consultants, financial advisors and directors, except Keith A. Tucker, Chairman and CEO with a strike price of $25.4375 or greater for shares of restricted stock.

        Option holders participating in the tender offer received a number of shares of restricted stock for each option tendered dependent on the strike price of the options tendered. The shares of restricted stock received for options ranged from .1707 shares for each option tendered (for options with a strike price of $34.1875) to .2591 shares for each option tendered (for options with a strike price of $25.87). Participants tendered 93% of all options eligible to be tendered. The Company issued a total number of 1,541,552 shares of restricted stock upon the expiration of the tender offer at 11:59 p.m. on March 14, 2003. Of the total number of restricted shares issued, the Company repurchased 609,805 shares from the participants upon their direction for payment of their individual income tax liabilities. As a result, 931,747 net shares of restricted stock were issued. We expect to record a charge of $26.8 million for non-cash equity compensation in the first quarter of 2003.

        All shares of restricted stock issued pursuant to the tender offer were issued under the SIP Plan and are fully vested (i.e., they cannot be forfeited), but are subject to transfer restrictions. The transfer restrictions will expire in 33 1/3% increments beginning on the second anniversary of the grant date. As part of the terms of the tender offer, participating division and district managers entered into a non-solicitation agreement with the Company and all participants agreed to waive any and all future participation in the Company's Stock Option Restoration Program.

Contingent Purchase Price Payments for Acquisitions

        On March 31, 2000, we acquired Legend in a business combination accounted for as a purchase. Legend was a privately-held mutual fund distribution and retirement planning company based in Palm Beach Gardens, Florida. Legend serves employees of school districts and other not-for-profit organizations nationwide and uses strategic asset allocation services based on proprietary systems. The purchase agreement provided for additional purchase price payments contingent upon the achievement by Legend of specified earnings levels for the years 2000, 2001 and 2002. For 2000, the specified earnings level was met and an additional purchase price payment in the amount of $4.0 million was made and recorded as an addition to goodwill. Because earnings levels were not met during 2001 or 2002, there were no purchase price payments required to be made under the agreement. As of December 31, 2002, we are no longer obligated to make additional contingent purchase price payments to the former owners of Legend.

        On August 9, 1999, we acquired ACF, a privately-held investment management firm based in San Antonio, Texas. ACF manages investments for trusts, high net worth families and individuals, and pension plans of corporations, hospitals, schools, labor unions, endowments and foundations. The purchase agreement provided for additional contingent purchase price payments in two situations. First, these payments could be made if ACF achieved specified earnings levels for the years 2000 through 2004, aggregating to as much as $8.7 million, plus interest. Second, payments could also be made if ACF earned a specified performance fee from Encino Investment Partners GP LLC ("Encino") for the management of Encino Partners LP, a private investment fund, for the years 2000 through 2004, aggregating to as much as $2.0 million, plus interest. In 2000, ACF met both payment requirements in the purchase agreement and a contingent purchase price payment was earned and recorded as an addition to goodwill in the aggregate amount of $9.3 million. As of December 31, 2001, we were no longer obligated to make any additional contingent purchase price payments to ACF based on their achievement of specified earnings levels as the maximum amount of $8.7 million was earned in 2000. For the year ended December 31, 2001, ACF did not meet the specified performance requirements necessary to earn a payment for their management of Encino Partners LP. Encino Partners LP was liquidated during 2002 and as a result, we are no longer obligated to make future contingent purchase price payments to the former owners of ACF.

        We are not obligated to make contingent purchase price payments in connection with the acquisition of the business of MIMI on December 16, 2002.

Sale-leaseback of Real Estate

        On March 7, 2001, we entered into a sale-leaseback arrangement, in which we sold our two home office buildings and the associated land to an unrelated third party and leased them back for a period of fifteen years. The leaseback has been accounted for as an operating lease. The net proceeds from this sale were $28.2 million and resulted in an unrealized gain of approximately $1.3 million, which was deferred and is being amortized over the term of the operating lease. For the years ended December 31, 2002 and 2001, we recognized $96 thousand and $61 thousand, respectively, of this deferred gain as a reduction of rent expense.

Debt Offering

        On January 18, 2001, we completed a debt offering of $200.0 million in principal amount 7.5% senior notes (the "Notes") due in 2006, resulting in net proceeds of approximately $197.6 million (net of discounts, commissions and estimated expenses.) The Notes represent senior unsecured obligations and are rated "Baa2" by Moody's and "BBB" by Standard & Poor's. The Notes pay interest semi-annually on January 18 and July 18 at a rate of 7.5% per annum. Proceeds from the Notes were used to repay short-term debt and for general corporate purposes. On March 12, 2002, the Notes were effectively converted to variable rate debt by entering into an interest rate swap agreement whereby we have agreed with another party to exchange, at specified intervals, the difference between the fixed-rate and various floating-rate interest amounts, calculated using a notional amount of $200.0 million. The difference in the floating-rate interest paid and the 7.5% fixed-rate interest received is recorded as an adjustment to interest expense during the period that the related debt is outstanding. Total long-term debt outstanding as of December 31, 2002 and 2001 was $213.1 million and $198.3 million, respectively.

Product Introductions

        On July 1, 2001, we expanded our Strategic Portfolio Allocation product ("SPA") for use by Waddell & Reed Advisors. For tax-advantaged portfolios, the SPA product incorporates a predictive, dynamic asset allocation system that reallocates the asset classes within model portfolios. The system utilizes a form of "artificial intelligence" overseen by our portfolio managers to optimize return within specified parameters based on ongoing economic and financial information. Clients choose from five model portfolios, with objectives from conservative to aggressive, based on the individual's goals, risk tolerance, and other factors. Each of the portfolios is comprised of a variety of Advisors Funds ranging from money market and fixed income funds to domestic and international equity funds.

        On October 1, 2001, we launched InvestEd, our 529 college savings plan. InvestEd was established under the Arizona Family College Savings Program, created by the state of Arizona as a qualified state tuition program in accordance with Section 529 of the Internal Revenue Code. It is offered through a partnering arrangement with Securities Management & Research, Inc., a Houston-based subsidiary of American National Insurance Company, of Galveston, Texas. Together, we were selected by the state of Arizona as the exclusive provider of investment products and services through the Arizona Family College Savings Program. Our InvestEd plan provides for post-secondary education savings that allow anyone to open an account and invest for higher education expenses. Investments in 529 plans grow tax-deferred until withdrawn and, beginning in 2002, withdrawals for qualified higher education expenses are free from Federal income tax. InvestEd is available nationally through Waddell & Reed Advisors and has been organized as a "fund of funds," with three portfolios made up of various Advisors Funds. InvestEd's Growth, Balanced and Conservative portfolios are customized based on the beneficiary's college time horizon and the investor's desired level of investment risk for that time horizon. The assets in our InvestEd portfolios are reflected in our Advisors Funds Class A, B and/or C shares.

Nationwide and BISYS

        On October 23, 2000, we executed an agreement with Nationwide Financial Services, Inc. ("Nationwide") to provide a broad span of private label insurance and retirement products for use by Waddell & Reed Advisors and Legend retirement advisors. The selection of Nationwide to provide insurance and retirement products increases the breadth and competitiveness of such products available to our financial advisors. Nationwide has developed several different products for distribution by Waddell & Reed Advisors including variable annuities, fixed annuities, life insurance and retirement products. During 2001, we also entered into an agreement with BISYS. BISYS distributes a number of life insurance and disability products underwritten by various carriers that are offered for sale through Waddell & Reed Advisors. Effective December 31, 2001, UILIC terminated its General Agent Contract with us. As such, we are no longer authorized to sell UILIC products.

Liquidity and Capital Resources

        Our primary source of liquidity is cash provided by operations. Cash and cash equivalents were $53.4 million at December 31, 2002, a decrease of $38.3 million from December 31, 2001. Cash and cash equivalents included reserves of $13.9 million and $20.4 million held for the benefit of customers in compliance with securities regulations at December 31, 2002 and 2001, respectively. Cash and cash equivalents, investment securities available-for-sale, and current receivables decreased $5.0 million to $177.9 million at December 31, 2002 from $184.2 million for the same period last year.

        We are contingently liable under a standby letter of credit in the amount of $36.0 million that expires in June of 2003. As collateral for performance of obligations of the bank under the letter of credit, we have pledged a portion of our investment securities with a combined market value of $44.7 million at December 31, 2002. These securities are recorded in "Investment securities—available for sale" on the consolidated balance sheet. This standby letter of credit was issued in connection with an appeal bond posted with the New York Supreme Court related to the NASD arbitration award. The appeal bond was purchased in the form of a surety bond, the only available means to post an appeal bond in the State of New York. On February 11, 2003, the $25.0 million punitive damage award was vacated and the matter was remanded back to the NASD arbitration panel by the Appellate Division of the New York Supreme Court.

        Net operating cash inflows for 2002 were $40.2 million lower than 2001. This decrease can be primarily attributed to declines in net income as well as other changes in working capital.

        Net investing cash outflows increased $113.0 million to $123.3 million for 2002 compared to $10.3 million during 2001. A majority of the cash, $62.5 million, was used to make an interest-bearing deposit to fund an appeal bond as previously discussed regarding the UILIC litigation, for which we earned interest at 2.01% per annum in 2002. This deposit is recorded in "Prepaid expenses and other current assets" on the consolidated balance sheet. During the current year, we also purchased $32.2 million of additional investment securities required as collateral for the standby letter of credit discussed above. Cash used for capital expenditures decreased $5.3 million from last year, to $13.8 million, the majority of which, $8.7 million, was related to the development of innovative customer relationship management software that will be used by our financial advisors starting in 2003. In December of 2002, we paid $24.1 million (net of cash acquired) to purchase the business of MIMI. On March 11, 2003, we paid $3.2 million of the $3.4 million held in escrow at December 31, 2002, to be paid following final working capital adjustments related to the acquisition. During 2001, we received net proceeds of $28.2 million related to the sale of our two home office buildings, which were subsequently leased back for a period of fifteen years. The increase in cash provided by real estate sales in the prior year was offset by additional purchase price payments for previous acquisitions of $13.3 million made to previous owners of acquired businesses for attaining certain earnings levels during 2000 as specified in purchase agreements. These specified earnings levels were not met during 2001 or 2002 and therefore, no additional purchase price cash payments were required. During 2000, we sold $45.3 million of investment securities to partially fund the Legend acquisition, for which we paid $60.3 million (net of cash acquired) in the same year.

        Cash flow used in financing activities during 2002 was $16.5 million and consisted primarily of increased short-term borrowings from our money market program of $30.0 million offset by cash paid for dividends of $39.1 million and treasury stock repurchases of 706,632 common shares outstanding, the aggregate cost of which was $16.2 million. The average price per share of these repurchases was $22.97. Cash flow used in last year's financing activities was $107.9 million. On January 18, 2001, we issued $200.0 million in principal amount 7.5% senior notes due in 2006, resulting in net proceeds of approximately $197.6 million (net of discounts, commissions, and other expenses). We used these borrowings to repay amounts borrowed under the money market loan program, repurchase common shares outstanding, and for general corporate purposes. Net cash provided by all borrowings totaled $51.0 million in 2001. In 2001, we used debt proceeds to repurchase 4.8 million common shares outstanding, the aggregate cost of which was $141.8 million. The average price per share of these repurchases was $29.65. We also paid $28.6 million in cash dividends in 2001. At December 31, 2002, our outstanding long-term debt was $213.1 million, which included a $14.4 million fair market value adjustment related to our interest rate swap, and our outstanding short-term debt was $58.0 million, increases from December 31, 2001 of $14.8 million and $30.0 million, respectively. Increased short-term borrowings were used to partially fund the appeal bond deposited with the Alabama Court. As of December 31, 2002, we had 19.1 million common shares in treasury at a cost of $407.4 million. Total common shares outstanding as of December 31, 2002 were 80.6 million.

        We renewed our 364-day revolving credit facility, effective October 11, 2002, with various lenders for a total of $200.0 million, whereby the lenders could, at their option upon our request, expand the facility to $300.0 million. There are no balances outstanding under this line of credit at December 31, 2002 or at any time during 2002.

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

Contractual Obligations and Commitments

        The following table summarizes our commitments and obligations at December 31, 2002 to be paid during the next five years:

	2003	2004	2005	2006	2007
	(in thousands)
Non-cancelable operating lease commitments	$16,126	12,697	9,620	7,078	5,163
Final acquisition payment to be made upon final working capital calculation	3,417
Change in control and severance payment liability related to acquisition	9,175	—	—	—	—
Long-term debt obligations	—	—	—	200,000	—

	$28,718	12,697	9,620	207,078	5,163

        Our obligations to be paid in 2003 include an obligation for the final payment of the purchase price of the business of MIMI and obligations to pay employees of MIMI certain severance related payments under various change in control agreements and employee retention plans, which we assumed as part of the purchase of MIMI's business.

        For a discussion of obligations and commitments relating to outstanding litigation, please refer to Item 3. "Legal Proceedings" for additional information.

Recently Issued Accounting Standards

        In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. It also specifies the types of acquired intangible assets that require recognition and reporting separately from that of goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions in the statement. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144 "Accounting for Impairment of Long-Lived Assets" ("SFAS 144").

        We adopted the provisions of SFAS 141 upon its issuance and SFAS 142 effective January 1, 2002. As of January 1, 2002, we are no longer amortizing goodwill. On the date we adopted SFAS 142, we performed an evaluation of our goodwill that was acquired in prior business combinations to identify intangible assets that require recognition and reporting apart from that of goodwill and concluded that we have no separately identifiable intangible assets requiring recognition apart from goodwill. Also, on the date we adopted SFAS 142, in accordance with that standard, we performed a goodwill impairment assessment and concluded that no impairment of goodwill existed at the date of adoption.

        We had unamortized goodwill in the amount of $173.7 million at December 31, 2001. As a result of the adoption of SFAS 142, amortization expense related to goodwill was $6.6 million lower for 2002 than that which would have been recognized under prior accounting rules. During 2002, we recognized no amortization expense related to goodwill. Amortization expense related to goodwill was $6.6 million and $5.5 million for the years ended December 31, 2001 and 2000, respectively.

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations"("SFAS 143"). SFAS 143, which is effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We have adopted SFAS 143 as of January 1, 2003. We do not expect the implementation of this standard to have any impact on our consolidated financial condition or results of operations.

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The implementation of SFAS 144 did not have an impact on our consolidated financial condition or results of operations.

        In April, 2002 the FASB issued Statement of Financial Accounting Standards No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002" ("SFAS 145") which is effective for fiscal years beginning after May 15, 2002. SFAS 145 rescinds SFAS 4 and SFAS 64, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, gains and losses from debt extinguishment are to be classified as extraordinary only if they meet the criteria in Accounting Principles Board Opinion 30 "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 145 also requires that sale-leaseback accounting be used for transactions that are similar in form and substance to sale-leaseback transactions. We do not expect implementation of this statement to have a material impact on our consolidated financial condition or results of operations.

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

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002, and the disclosure requirements are effective for interim periods beginning after December 15, 2002. We currently plan to continue to apply the intrinsic-value based method to account for stock options and will comply with the new disclosure requirements.

Seasonability and Inflation

        We do not believe our operations are subject to significant seasonal fluctuations. We do not believe that inflation has had a significant impact on operations.

Risk Factors

        We Are At Risk Of Litigation Which Could Result In Substantial Costs To Us And Adversely Impact Our Earnings.    We are in litigation with United Investors Life Insurance Company ("UILIC"), and other related parties over terms of a compensation agreement we entered into in July 1999. Pursuant to the agreement, UILIC was to pay us compensation at varying rates on variable annuities underwritten by UILIC and distributed by us. In May 2000, UILIC challenged the validity and duration of that agreement and subsequently asserted various contractual and tort damage claims against us regarding our replacement of UILIC variable policies with Nationwide variable policies.

        In August 2001, a NASD Dispute Resolution Arbitration Panel entered an award of $27.6 million against Waddell & Reed, Inc. The award arose from a complaint by a former financial advisor of the Company. The Panel directed payment of approximately $1.8 million in compensatory damages, plus attorneys fees of $747,000. It also ordered the payment of punitive damages in the amount of $25.0 million. On February 11, 2003, the Appellate Division of the New York Supreme Court vacated the Panel's punitive damage award of $25.0 million and remanded the matter back to the Panel for reconsideration of the issue of punitive damages. The Court upheld the lower court's previous rulings on compensatory damages and attorneys' fees. We satisfied the outstanding judgment on these awards on February 25, 2003. On March 5, 2003, the former financial advisor petitioned the Panel for reconsideration of the issue of punitive damages as allowed by the order of the Appellate Division of the New York Supreme Court and requested a pre-hearing conference with the Panel as soon as possible. On March 14, 2003, the former financial advisor filed a Motion for Permission to Appeal the Appellate Division's February 11, 2003 order to the New York Court of Appeals.

        These, and other, litigation matters could result in substantial costs to the Company and divert resources and management's attention from operations. Such costs and diversions could have an adverse impact on our business and results of operations. See Item 3. "Legal Proceedings."

        We Could Experience Adverse Effects On Our Revenues, Profits And Market Share Due To Strong Competition From Numerous And Sometimes Larger Companies.    We compete with stock brokerage firms, investment banking firms, insurance companies, banks, Internet investment sites, and other financial institutions and individual registered investment advisers. Many of these companies not only offer mutual fund investments and services but also offer an ever-increasing number of other financial products and services. Many of our competitors have more products and product lines, services, and brand recognition and may also have substantially greater assets under management. Many larger mutual fund complexes have developed relationships with brokerage houses with large distribution networks, which may enable those fund complexes to reach broader client bases. In recent years, there has been a trend of consolidation in the mutual fund industry resulting in stronger competitors with greater financial resources than us. There has also been a trend toward online Internet financial services. If existing or potential customers decide to invest with our competitors instead of with us, our market share, revenues, and income could decline.

        The Terms Of Our Credit Facility Impose Restrictions On Our Operations That May Adversely Impact Our Prospects And The Operations Of Our Business. There Are No Assurances We Will Be Able To Raise Additional Capital If Needed Which Could Negatively Impact Our Liquidity, Prospects And Operations.    We have entered into a 364-day revolving credit facility with various lenders for a total of $200.0 million, whereby the lenders could, at their option upon our request, expand the facility to $300.0 million. In August 2000, we also began utilizing money market loans, which function similarly to commercial paper. At December 31, 2002, there was no balance outstanding under the line of credit and the outstanding balance related to the money market loans was $58.0 million. The terms and conditions of our revolving credit facility and the money market loans impose restrictions that affect, among other things, our ability to incur additional debt, make capital expenditures and acquisitions, merge, sell assets, pay dividends, and create or incur liens. Our ability to comply with the financial covenants set forth in the credit facility can be affected by events beyond our control and there can be no assurance that we will achieve operating results that will comply with such terms and conditions, a breach of which could result in a default under the credit facility. In the event of a default, the banks could elect to declare the outstanding principal amount of our credit facility, all interest thereon, and all other amounts payable under our credit facility to be immediately due and payable.

        Our ability to meet our cash needs and satisfy our debt obligations will depend upon our future operating performance, asset values, perception of our creditworthiness, and indirectly, the market value of our stock. These factors will be affected by prevailing economic, financial and business conditions and other circumstances, some of which are beyond our control. We anticipate that borrowings from our existing credit facility or its refinancing, money market loans, and/or cash provided by operating activities will provide sufficient funds to finance our business plans, meet our operating expenses, and service our debt obligations as they become due. However, in the event that we require additional capital, there can be no assurance that we will be able to raise such capital when needed or on satisfactory terms, if at all, and there can be no assurance that we will be able to refinance our credit facility upon its maturity or on favorable terms. If we are unable to raise capital or obtain financing, we may be forced to incur unanticipated costs or revise our business plan. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

        Regulatory Risk Is Substantial In Our Business. Non-Compliance With Regulations Or Changes In Regulations Could Have A Significant Impact On The Conduct Of Our Business And Our Prospects, Revenues And Earnings.    Our investment management business is heavily regulated, primarily at the Federal level. Noncompliance with applicable laws or regulations could result in sanctions being levied against us, including fines and censures, suspension or expulsion from a certain jurisdiction or market or the revocation of licenses. Noncompliance with applicable laws or regulations could adversely affect our reputation, prospects, revenues, and earnings. In addition, changes in current legal, regulatory, accounting, tax, compliance requirements or in governmental policies could adversely affect our operations, revenues, and earnings by increasing expenses and reducing investor interest in certain products offered by the Company, among other things.

        There Are No Assurances That We Will Pay Future Dividends Which Could Adversely Affect Our Stock Price.     Our Board of Directors currently intends to continue to declare quarterly dividends on our Class A common stock; however, the declaration and payment of dividends is subject to the discretion of our Board. Any determination as to the payment of dividends, as well as the level of such dividends, will depend on, among other things, general economic and business conditions, our strategic plans, our financial results and condition, and contractual, legal, and regulatory restrictions on the payment of dividends by us or our subsidiaries. We are a holding company and, as such, our ability to pay dividends is subject to the ability of our subsidiaries to provide us with cash. There can be no assurance that the current quarterly dividend level will be maintained or that we will pay any dividends in any future period(s). Any change in the level of our dividends or the suspension of the payment thereof could adversely affect our stock price.

        Our Ability To Hire And Retain Key Personnel And Financial Advisors Is Significant To Our Success And Growth.     Our continued success depends to a substantial degree on our ability to attract and retain qualified personnel to conduct our fund management and investment advisory business. The market for qualified fund managers, investment analysts, and financial advisors is extremely competitive. We are dependent on Waddell & Reed Advisors and select third-party distributors to sell our mutual funds and other investment products. Our growth prospects will be directly affected by the quality, quantity, and productivity of financial advisors we are able to successfully recruit and retain. There can be no assurances that we will be successful in our efforts to recruit and retain the required personnel.

        There May Be Adverse Effects On Our Revenues And Earnings If Our Funds' Performance Declines.    Success in the investment management and mutual fund businesses is dependent on the investment performance of client accounts relative to market conditions and the performance of competing funds. Good relative performance stimulates sales of the Funds' shares and tends to keep redemptions low. Sales of the Funds' shares in turn generate higher management fees and distribution revenues. Good relative performance also attracts institutional and separate accounts. Conversely, poor relative performance results in decreased sales, increased redemptions of the Funds' shares and the loss of institutional and separate accounts, resulting in decreases in revenues. Failure of our Funds to perform well could, therefore, have a material adverse effect on our revenues and earnings.

        Our Revenues, Earnings And Prospects Could Be Adversely Affected If The Securities Markets Continue To Decline.    Our results of operations are affected by certain economic factors, including the level of the securities markets. These adverse economic factors may be exacerbated by war or terrorism. The securities markets have declined in the past years, and investors have exhibited concerns over the integrity of the U.S. financial markets as a result of recent, highly publicized financial scandals. The continuation of adverse market conditions and lack of investor confidence, together with uncertainty surrounding terrorist threats and geopolitical tensions could result in investors withdrawing from the markets or decreasing their rate of investment, either of which could adversely affect our revenues, earnings, and growth prospects. Because our revenues are, to a large extent, investment management fees based on the value of assets under management, a decline in the value of these assets adversely affects our revenues. Our growth is dependent to a significant degree upon our ability to attract and retain mutual fund assets, and in an adverse economic environment, this may prove difficult. Our growth rate has varied from year to year and there can be no assurance that the average growth rates sustained in the recent past will continue. The combination of adverse markets reducing sales and investment management fees could compound on each other and materially affect earnings. Adverse conditions in the U.S. domestic stock market are particularly material to us due to high concentration of assets under management in that market. It is uncertain when these market and economic conditions will improve.

        Potential Misuse Of Funds And Information In The Possession Of Our Employees And/Or Advisors Could Result In Liability To Our Clients And Subject Us To Regulatory Sanctions.    Our financial advisors handle a significant amount of funds for our clients as well as financial and personal information. Although we have implemented a system of controls to minimize the risk of fraudulent taking or misuse of funds and information, there can be no assurance that our controls will be adequate or that taking or misuse by our employees and/or financial advisors, can be prevented. We could have liability in the event of a taking or misuse by our employees and/or financial advisors and we could also be subject to regulatory sanctions. Although we believe that we have adequately insured against these risks, there can be no assurance that our insurance will be maintained or that it will be adequate to meet any future liability.

        Systems Failure May Disrupt Our Business And Result In Financial Loss And Liability To Our Clients.    Our business is highly dependent on communications and information systems, including our mutual fund transfer agency system maintained by a third-party service provider. We are highly dependent on our ability to process a large number of transactions on a daily basis and the proper functioning of computer systems of third parties. We rely heavily on financial, accounting, and other data processing systems. If any of these systems do not function properly, we could suffer financial loss, business disruption, liability to clients, regulatory intervention, or damage to our reputation. If our systems are unable to accommodate an increasing volume of transactions, our ability to expand could be affected. Although we have back-up systems in place, we cannot be sure that any systems failure or interruption, whether caused by a fire, other natural disaster, power or telecommunications failure, acts of terrorism/war or otherwise will not occur, or that back-up procedures and capabilities in the event of any failure or interruption will be adequate.

        There May Be An Adverse Effect On Our Revenues And Profits If Our Investors Remove The Assets We Manage On Short Notice.    A majority of our revenues are derived from investment management agreements with our Funds that, as required by law, are terminable on 60 days' notice. Each investment management agreement must be approved and renewed annually by the disinterested members of each Fund's board or its shareholders, as required by law. Some of these investment management agreements may be terminated or may not be renewed, and new agreements may be unavailable. In addition, mutual fund investors may redeem their investments in the Funds at any time without any prior notice. Investors can terminate their relationship with us, reduce the aggregate amount of assets under management, or shift their funds to other types of accounts with different rate structures for any number of reasons, including investment performance, changes in prevailing interest rates, and financial market performance. The decrease in revenues that could result from any such event could have a material adverse effect on our business.

        Our Stockholders Rights Plan Could Deter Takeover Attempts Which Some Of Our Stockholders May Believe To Be In Their Best Interest.    Under certain conditions, the rights under our stockholders rights plan entitle the holders of such rights to receive shares of our Class A common stock having a value equal to two times the exercise price of the right. The rights are attached to each share of our outstanding Class A common stock and generally are exercisable only if a person or group acquires 15% or more of the voting power represented by our Class A common stock. Our stockholders rights plan could impede the completion of a merger, tender offer, or other takeover attempt even though some or a majority of our stockholders might believe that a merger, tender offer, or takeover is in their best interests, and even if such a transaction could result in our stockholders receiving a premium for their shares of our stock over the then current market price of our stock.

        Provisions Of Our Organizational Documents Could Deter Takeover Attempts Which Some Of Our Stockholders May Believe To Be In Their Best Interest.    Under our Certificate of Incorporation, our Board has the authority, without action by our stockholders, to fix certain terms and issue shares of our Preferred Stock, par value $1.00 per share. Actions of our Board pursuant to this authority may have the effect of delaying, deterring, or preventing a change in control of the Company. Other provisions in our Certificate of Incorporation and in our Bylaws impose procedural and other requirements that could be deemed to have anti-takeover effects, including replacing incumbent directors. Our Board is divided into three classes, each of which is to serve for a staggered three-year term after the initial classification and election, and incumbent directors may not be removed without cause, all of which may make it more difficult for a third party to gain control of our Board. In addition, as a Delaware corporation we are subject to section 203 of the Delaware General Corporation Law. With certain exceptions, section 203 imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our voting stock.

        We May Have Difficulty Executing Our Acquisition Strategy Or Integrating Our Acquired Companies, Which Could Negatively Impact Our Growth And Profits.    Our business strategy continues to contemplate our selective pursuit of acquisitions and alliances that will add new products or alternative distribution systems to accelerate earnings growth. There can be no assurance that we will continue to find suitable acquisition candidates at acceptable prices, have sufficient capital resources to realize our acquisition strategy or be successful in entering into definitive agreements for desired acquisitions. In addition, we may not be successful in the integration of acquired companies. An acquisition may not prove to add new products or distribution systems or otherwise be advantageous to us.

        Our Holding Company Structure Results In Structural Subordination And May Affect Our Ability To Fund Our Operations And Make Payments On Our Debt.    We are a holding company and, accordingly, substantially all of our operations are conducted through our subsidiaries. As a result, our cash flow and our ability to service our debt, including $200.0 million of our senior notes, is dependent upon the earnings of our subsidiaries, and we are dependent on the distribution of earnings, loans, or other payments by our subsidiaries to us. Our subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts due on our debt or provide us with funds for our payment obligations, whether by dividends, distributions, loans, or other payments. In addition, any payment of dividends, distributions, loans, or advances to us by our subsidiaries could be subject to statutory or contractual restrictions. Payments to us by our subsidiaries will also be contingent upon our subsidiaries' earnings and business considerations. Our right to receive any assets of any of our subsidiaries upon their liquidation or reorganization, and therefore the right of the holders of our debt to participate in those assets, would be effectively subordinated to the claims of that subsidiary's creditors, including trade creditors. In addition, even if we were a creditor of any of our subsidiaries, our rights as a creditor would be subordinate to any security interest in the assets of our subsidiaries and any indebtedness of our subsidiaries senior to that held by us.

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

Interest Rate Sensitivity

        Our interest sensitive liabilities include our long-term fixed rate senior notes and obligations for any balances outstanding under our credit facility or other short-term borrowings. Increases in market interest rates would generally cause a decrease in the fair value of the senior notes and an increase in interest expense associated with short-term borrowings and borrowings under the credit facility. Decreases in market interest rates would generally cause an increase in the fair value of the senior notes and a decrease in interest expense associated with short-term borrowings and borrowings under the credit facility. Based upon short-term borrowings outstanding at December 31, 2002, a 1% fluctuation in market rates would impact interest expense by approximately $0.6 million annually. Based upon long-term borrowings outstanding at December 31, 2002, a 1% fluctuation in market rates would impact interest expense by approximately $2.0 million annually.

        On March 12, 2002, our $200.0 million 7.5% fixed rate senior notes maturing in February 2006 (the "Notes") were effectively converted to variable rate debt by entering into an interest rate swap agreement whereby we have agreed with another party to exchange, at specified intervals, the difference between the fixed-rate and various floating-rate interest amounts, calculated using a notional amount of $200.0 million. The difference in the floating-rate interest paid and the 7.5% fixed-rate interest received is recorded as an adjustment to interest expense during the period that the related debt is outstanding. As of December 31, 2002, the floating rate being paid was 3.9%. The average floating rate paid on the interest rate swap for the year ended December 31, 2002 was 4.2%. The change in the fair value of the interest rate swap is recorded on the consolidated balance sheet by adjusting the carrying amounts of the Notes by an offsetting amount for the swap.

        Under SFAS 133, we account for the interest rate swap as a fair value hedge of the Notes. This interest rate swap is considered effective in hedging the changes in the fair value of the Notes arising from changes in interest rates, and accordingly, there has been no impact on earnings resulting from any ineffectiveness associated with this transaction. Interest expense savings realized as a result of the hedge was approximately $5.2 million for 2002. As of December 31, 2002, we have recorded a cumulative increase in "Other assets" of $14.4 million to reflect the fair value of the interest rate swap and a cumulative increase in "Long-term debt" of $14.4 million to reflect the fair value of the Notes.

Available-for-Sale Investments Sensitivity

        We maintain an investment portfolio of various holdings, types and maturities. Our portfolio is diversified and consists primarily of investment grade debt securities and equity mutual funds. These investments are generally classified as available-for-sale investments pursuant to Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and, are consequently recorded on the consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of other comprehensive income, net of tax. Any unrealized gain or loss is recognized upon the sale of the investment. At any time, a sharp increase in interest rates or a sharp decline in the U.S. stock market could have a material adverse impact on the fair value of our investment portfolio. If a decline in fair value is determined to be other-than-temporary by management, the cost basis of the individual security or mutual fund is written down to fair value as a new cost basis, and the amount of the write-down is included in earnings. Conversely, declines in interest rates or a significant rise in the U.S. stock market could have a material positive impact on our investment portfolio. However, unrealized gains are not recognized until the investment is sold. We do not currently hedge these exposures.

Securities Price Sensitivity

        Our revenues are dependent on the underlying assets under management in the Funds to which investment advisory services are provided. The Funds include portfolios of investments comprised of various combinations of equity, bond, and other types of securities. Fluctuations in the value of these securities are common and are generated by numerous factors, including, without limitation, market volatility, the overall economy, inflation, changes in investor strategies, availability of alternative investment vehicles, government regulations and others. Accordingly, declines in any one or a combination of these factors, or other factors not separately identified, may reduce the value of investment securities and, in turn, the underlying assets under management on which our revenues are earned. These declines have an impact in our investment sales, thereby compounding the impact on our earnings.

ITEM 8. Financial Statements and Supplementary Data

        Reference is made to the Consolidated Financial Statements referred to in the Index on page 61 setting forth our consolidated financial statements, together with the report of KPMG LLP dated February 21, 2003 on page 62.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        No disagreements with accountants on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure have occurred within our two most recent fiscal years.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

        Information required by this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2003 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 11. Executive Compensation

        Information required by this Item 11 is incorporated herein by reference to our definitive proxy statement for our 2003 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information required by this Item 12 is incorporated herein by reference to our definitive proxy statement for our 2003 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act. See "Equity Compensation Plan Information" under Item 5. "Market for Registrant's Common Equity and Related Stockholder Matters" in Part II of this report.

ITEM 13. Certain Relationships and Related Transactions

        Information required by this Item 13 is incorporated herein by reference to our definitive proxy statement for our 2003 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 14. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures.    The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management timely. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"), have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)
Changes in Internal Controls.    The Company's internal controls are designed to provide reasonable assurances that the accounting for financial and non-financial information are processed accurately. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)	Financial Statements.
Reference is made to the Index to Consolidated Financial Statements on page 61 for a list of all financial statements filed as part of this Report.
(a)(2)	Financial Statement Schedules.
None.
(b)	Reports on Form 8-K.
A Current Report on Form 8-K dated August 30, 2002 was filed to announce our intention to acquire Mackenzie Investment Management Inc., a Florida-based U.S. investment management subsidiary of Mackenzie Financial Corporation and adviser of the Ivy Funds sold in the United States.
A Current Report on Form 8-K dated December 27, 2002 was filed to announce the completion of our acquisition of Mackenzie Investment Management Inc., a Florida-based U.S. investment management subsidiary of Mackenzie Financial Corporation and adviser of the Ivy Funds sold in the United States. No financial statements were required to be filed.
(c)	Exhibits.
Reference is made to the Index to Exhibits on page 94 for a list of all exhibits filed as part of this Report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Overland Park, State of Kansas, on March 26, 2003.

WADDELL & REED FINANCIAL, INC.
By:	/s/ KEITH A. TUCKER Keith A. Tucker Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ KEITH A. TUCKER Keith A. Tucker	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2003
/s/ HENRY J. HERRMANN Henry J. Herrmann	President, Chief Investment Officer and Director	March 26, 2003
/s/ JOHN E. SUNDEEN, JR. John E. Sundeen, Jr.	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 26, 2003
/s/ MARK A. SCHIEBER Mark A. Schieber	Vice President and Controller (Principal Accounting Officer)	March 26, 2003
/s/ ROBERT L. HECHLER* Robert L. Hechler	Director	March 26, 2003
/s/ JERRY W. WALTON* Jerry W. Walton	Director	March 26, 2003
/s/ RONALD C. REIMER* Ronald C. Reimer	Director	March 26, 2003
/s/ WILLIAM L. ROGERS* William L. Rogers	Director	March 26, 2003

/s/ DENNIS E. LOGUE* Dennis E. Logue	Director	March 26, 2003
/s/ ALAN W. KOSLOFF* Alan W. Kosloff	Director	March 26, 2003
/s/ JAMES M. RAINES* James M. Raines	Director	March 26, 2003
/s/ DANIEL C. SCHULTE Daniel C. Schulte	Attorney-in-fact	March 26, 2003

*By: Attorney-in-fact

CERTIFICATIONS

I, Keith A. Tucker, certify that:

1.
I have reviewed this annual report on Form 10-K of Waddell & Reed Financial, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003
/s/ KEITH A. TUCKER Keith A. Tucker Chairman of the Board and Chief Executive Officer

I, John E. Sundeen, Jr., certify that:

1.
I have reviewed this annual report on Form 10-K of Waddell & Reed Financial, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003
/s/ JOHN E. SUNDEEN, JR. John E. Sundeen, Jr. Senior Vice President, Chief Financial Officer and Treasurer

WADDELL & REED FINANCIAL, INC.

Index to Consolidated Financial Statements

Independent Auditors' Report

The Board of Directors
Waddell & Reed Financial, Inc.:

        We have audited the accompanying consolidated balance sheets of Waddell & Reed Financial, Inc. and subsidiaries, as of December 31, 2002 and 2001 and the related consolidated statements of income, stockholders' equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Waddell & Reed Financial, Inc. and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1. of the Notes to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002.

/s/ KPMG LLP

Kansas City, Missouri
February 21, 2003

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

	2002	2001
	(in thousands)
Assets:
Cash and cash equivalents	$53,418	91,682
Investment securities	84,118	62,693
Receivables:
Funds and separate accounts	12,444	13,329
Customers and other	27,928	16,520
Deferred income taxes	3,515	33
Prepaid expenses and other current assets	69,277	5,938

Total current assets	250,700	190,195

Property and equipment, net	49,323	41,750
Deferred sales commissions, net	16,464	12,949
Goodwill (net of accumulated amortization of $38,644 and $38,644)	193,749	173,684
Intangible assets	22,946	—
Deferred income taxes	—	2,376
Other assets	27,310	12,151

Total assets	$560,492	433,105

Liabilities:
Accounts payable	$49,196	34,686
Accrued sales force compensation	11,785	13,478
Accrued other compensation	19,494	8,051
Short-term notes payable	58,000	28,000
Income taxes payable	6,002	14,056
Other current liabilities	37,057	12,459

Total current liabilities	181,534	110,730

Long-term debt	213,057	198,336
Accrued pensions and post-retirement costs	10,258	8,991
Deferred income taxes	5,234	—
Other	1,104	1,250

Total liabilities	411,187	319,307

Stockholders' equity:
Common stock—$0.01 par value: 250,000 shares authorized; 99,701 shares issued; 80,637 shares outstanding (80,204 in 2001)	997	997
Additional paid-in capital	243,277	252,261
Retained earnings	322,857	285,206
Deferred compensation	(7,045)	(1,262)
Cost of 19,064 shares in treasury (19,497 in 2001)	(407,384)	(420,681)
Accumulated other comprehensive loss	(3,397)	(2,723)

Total stockholders' equity	149,305	113,798

Total liabilities and stockholders' equity	$560,492	433,105

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2002, 2001 and 2000

	2002	2001	2000
	(in thousands, except per share data)
Revenues:
Investment management fees	$186,038	214,242	253,774
Underwriting and distribution fees	183,133	203,535	202,879
Shareholder service fees	65,690	59,381	53,436
Investment and other income	4,264	5,404	10,613

Total revenues	439,125	482,562	520,702
Expenses:
Underwriting and distribution	185,032	193,771	183,222
Compensation and related costs	58,302	57,229	57,331
General and administrative	37,313	29,940	28,498
Depreciation	6,441	5,567	3,613
Amortization of goodwill	—	6,649	5,502
Interest expense	12,298	18,286	14,590
Write-down of investment securities	7,141	—	—

Total expenses	306,527	311,442	292,756

Income before provision for income taxes	132,598	171,120	227,946
Provision for income taxes	45,173	63,953	88,941

Net income	$87,425	107,167	139,005

Net income per share:
Basic	$1.09	1.33	1.67

Diluted	$1.07	1.28	1.60

Weighted average shares outstanding—basic	80,382	80,592	83,362
—diluted	81,874	83,423	86,895
Dividends declared per common share	$0.53	0.35	0.35

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended December 31, 2002, 2001 and 2000

(in thousands)

	Common Stock						Accumulated other comprehensive loss
			Additional Paid-in Capital	Retained Earnings	Deferred compensation	Treasury stock		Total Stockholders' equity
	Shares	Amount
Balance at December 31, 1999	99,701	$997	$238,434	$97,129	$(11,246)	$(198,360)	$(611)	$126,343
Net income	—	—	—	139,005	—	—	—	139,005
Recognition of deferred compensation	—	—	—	—	1,625	—	—	1,625
Issuance of restricted shares and other	—	—	—	—	(1,329)	—	—	(1,329)
Dividends accrued	—	—	—	(29,545)	—	—	—	(29,545)
Exercise of stock options	—	—	(19,499)	—	—	1,771	—	(17,728)
Tax benefit from exercise of options	—	—	33,055	—	—	—	—	33,055
Treasury stock repurchases	—	—	—	—	—	(108,419)	—	(108,419)
Unrealized gain on investment securities	—	—	—	—	—	—	664	664
Reclassification for amounts included in net income	—	—	—	—	—	—	(2,061)	(2,061)

Balance at December 31, 2000	99,701	997	251,990	206,589	(10,950)	(305,008)	(2,008)	141,610
Net income	—	—	—	107,167	—	—	—	107,167
Recognition of deferred compensation	—	—	424	—	9,688	—	—	10,112
Dividends accrued	—	—	—	(28,550)	—	—	—	(28,550)
Exercise of stock options	—	—	(14,690)	—	—	26,145	—	11,455
Tax benefit from exercise of options	—	—	14,537	—	—	—	—	14,537
Treasury stock repurchases	—	—	—	—	—	(141,818)	—	(141,818)
Unrealized loss on investment securities	—	—	—	—	—	—	(680)	(680)
Reclassification for amounts included in net income	—	—	—	—	—	—	(35)	(35)

Balance at December 31, 2001	99,701	997	252,261	285,206	(1,262)	(420,681)	(2,723)	113,798
Net income	—	—	—	87,425	—	—	—	87,425
Recognition of deferred compensation	—	—	758	—	425	—	—	1,183
Issuance of restricted stock	—	—	(536)	—	(6,208)	6,744	—	—
Dividends accrued	—	—	—	(49,774)	—	—	—	(49,774)
Exercise of stock options	—	—	(13,960)	—	—	22,800	—	8,840
Tax benefit from exercise of options	—	—	4,754	—	—	—	—	4,754
Treasury stock repurchases	—	—	—	—	—	(16,247)	—	(16,247)
Unrealized loss on investment securities	—	—	—	—	—	—	(2,078)	(2,078)
Reclassification for amounts included in net income	—	—	—	—	—	—	4,842	4,842
Minimum pension liability adjustment	—	—	—	—	—	—	(3,438)	(3,438)

Balance at December 31, 2002	99,701	$997	$243,277	$322,857	$(7,045)	$(407,384)	$(3,397)	$149,305

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2002, 2001 and 2000

	2002	2001	2000
	(in thousands)
Net income	$87,425	107,167	139,005
Other comprehensive income:
Minimum pension liability, net of income taxes of $(2,107), $0, and $0	(3,438)	—	—
Net unrealized appreciation (depreciation) of investments during the period, net of income taxes of $(1,270), $(416), and $428	(2,078)	(680)	664
Reclassification adjustment for amounts included in net income, net of income taxes of $2,968, $(21), and $(1,290)	4,842	(35)	(2,061)

Comprehensive income	$86,751	106,452	137,608

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2002, 2001 and 2000

	2002	2001	2000
	(in thousands)
Cash flows from operating activities:
Net income	$87,425	107,167	139,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,683	12,798	9,268
(Gain) loss on investments	52	(31)	(2,111)
Write-down of investment securities	7,141	—	—
Recognition of deferred compensation	1,183	10,112	1,625
Loss on sale and retirement of property and equipment	129	263	22
Capital gains and dividends reinvested	(222)	(252)	(1,394)
Deferred income taxes	3,152	(901)	5,559
Changes in assets and liabilities net of acquisition:
Receivables from funds and separate accounts	1,197	634	(1,435)
Other receivables	(10,671)	4,957	373
Other assets	(1,654)	(6,711)	(10,291)
Accounts payable	13,197	(6,872)	7,520
Other liabilities	(7,070)	20,627	25,794

Net cash provided by operating activities	101,542	141,791	173,935

Cash flows from investing activities:
Additions to investment securities	(32,209)	(10,204)	(15,609)
Proceeds from sales of investment securities	167	952	45,307
Proceeds from maturities of investment securities	9,043	3,069	1,185
Additions to property and equipment	(13,761)	(19,072)	(30,402)
Appeal bond deposit	(62,500)	—	—
Proceeds from sale-leaseback of real estate	—	28,233	—
Acquisition of subsidiaries, (net of cash acquired)	(24,057)	—	(60,290)
Additional subsidiary purchase price payments	—	(13,269)	—

Net cash used in investing activities	(123,317)	(10,291)	(59,809)

Cash flows from financing activities:
Proceeds from long-term borrowings	—	198,013	—
Net short-term borrowings (repayments)	30,000	(147,000)	50,000
Cash dividends	(39,082)	(28,550)	(29,545)
Purchase of treasury stock	(16,247)	(141,818)	(108,419)
Exercise of stock options	10,199	15,751	8,327
Other stock transactions	(1,359)	(4,296)	(27,384)

Net cash used in financing activities	(16,489)	(107,900)	(107,021)

Net increase in cash and cash equivalents	(38,264)	23,600	7,105
Cash and cash equivalents at beginning of year	91,682	68,082	60,977

Cash and cash equivalents at end of year	$53,418	91,682	68,082

Cash paid for:
Income taxes	$44,938	35,618	55,346
Interest	17,364	10,488	14,013

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002, 2001, and 2000

1. Description Of Business

        Waddell & Reed Financial, Inc. and subsidiaries (hereinafter referred to as the "Company," "we," "our" and "us") derive revenues primarily from investment management, investment product underwriting and distribution, and shareholder services administration provided to the Waddell & Reed Advisors Group of Mutual Funds (the "Advisors Funds"), W&R Funds, Inc. (the "W&R Funds"), W&R Target Funds, Inc. (the "Target Funds"), the Ivy Fund portfolios (the "Ivy Funds"), and Waddell & Reed InvestEd Portfolios, Inc. ("InvestEd") (collectively, the "Funds"), and institutional and separately managed accounts. The Funds and the institutional and separately managed accounts operate under various rules and regulations set forth by the Securities and Exchange Commission (the "SEC"). Services to the Funds are provided under contracts that set forth the fees to be charged for these services. The majority of these contracts are subject to annual review and approval by each Fund's board of directors/trustees and shareholders. Our revenues are largely dependent on the total value and composition of assets under management, which include mainly domestic equity securities, but also include debt securities and international equities. Accordingly, fluctuations in financial markets and composition of assets under management impact revenues and results of operations. At December 31, 2002, our largest fund was the Advisors Core Investment Fund which had a net asset value of $4.6 billion. For 2002, management fees from the Advisors Core Investment Fund were $33.3 million, or 8%, of total Company revenues.

2. Summary of Significant Accounting Policies

Basis of Presentation

        The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Amounts in the accompanying financial statements and notes are rounded to the nearest thousand unless otherwise stated. Certain amounts in the prior years' financial statements have been reclassified for consistent presentation.

Use of Estimates

        Accounting principles generally accepted in the United States of America require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses in the consolidated financial statements and accompanying notes and related disclosures of commitments and contingencies. Estimates are used for, but are not limited to, depreciation and amortization, taxes, valuation of assets, pension and postretirement obligations, and contingencies. Actual results could differ from those estimates.

Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand and short-term investments. We consider all highly liquid investments with original or remaining maturities of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents at December 31, 2002 and 2001 include amounts of $13.9 million and $20.4 million, respectively, for the benefit of customers in compliance with securities industry regulations. Substantially all cash balances are in excess of federal deposit insurance limits.

        Cash deposited with the Circuit Court of Jefferson County, Alabama as an appeal bond in connection with our litigation with UILIC in the amount of $62.5 million is excluded from "Cash and cash equivalents" and is included in "Prepaid expenses and other current assets" on the consolidated balance sheet.

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

Investment Securities and Investments in Affiliated Mutual Funds

        Our investments are composed of U.S., state, and government obligations, corporate debt securities, and investments in affiliated mutual funds. All investments are classified as available-for-sale or trading. Unrealized holding gains and losses on securities available-for-sale, net of related tax effects, are excluded from earnings until realized and are reported as a separate component of comprehensive income. For trading securities, unrealized holding gains and losses, net of related tax effects, are included in earnings. Realized gains and losses are computed using the specific identification method for investment securities, other than mutual funds. For mutual funds, realized gains and losses are computed using the average cost method.

        Our investments available-for-sale are reviewed and adjusted for other than temporary declines in value. When a decline in fair value of an investment carried at fair value is determined to be other than temporary, the unrealized loss recorded net of tax in other comprehensive income is realized as a charge to net income and a new cost basis is established for financial reporting purposes.

Comprehensive Income

        Comprehensive income consists of net income, unrealized gains and losses on available-for-sale securities, and a minimum pension liability adjustment and is presented in a separate consolidated statement of comprehensive income.

Property and Equipment

        Property and equipment is carried at cost. Maintenance and repairs are expensed as incurred. Improvements are capitalized. Depreciation and amortization are calculated and recorded using the straight-line method over the estimated useful life of the related asset (or lease term if shorter), generally three to ten years for furniture, fixtures, and data processing equipment; three to twenty years for equipment and machinery; and up to fifteen years for leasehold improvements.

Software Developed for Internal Use

        Certain internal and external costs incurred in connection with developing or obtaining software for internal use are capitalized in accordance with the American Institute of Certified Public Accountants' Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for

Internal Use." These capitalized costs are included in "Property and equipment, net" on the Consolidated Balance Sheets, and were $5.0 million, $2.8 million, and $1.7 million for years ended December 31, 2002, 2001, and 2000, respectively. Amortization begins when the software project is complete and ready for its intended use and continues over the estimated useful life, generally five to ten years.

Goodwill and Intangible Assets

        Goodwill and intangible assets primarily represent the excess of purchase price over the fair value of net underlying tangible assets acquired using purchase accounting. In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. It also specifies the types of acquired intangible assets that require recognition and reporting separately from that of goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions in the statement. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144 "Accounting for Impairment of Long-Lived Assets" ("SFAS 144"). We have adopted the provisions of SFAS 141 and SFAS 142 for acquisitions occurring on or after July 1, 2001. With respect to transactions occurring prior to July 1, 2001, we adopted SFAS 141 and SFAS 142 January 1, 2002.

        On the date we adopted SFAS 142, we performed an evaluation of our goodwill that was acquired in prior business combinations to identify intangible assets that require recognition and reporting apart from goodwill and concluded that we have no separately identifiable intangible assets requiring recognition apart from that of goodwill. Also, on the date we adopted SFAS 142, in accordance with that statement, we performed a goodwill transitional impairment assessment and concluded that no impairment of goodwill existed at the date of adoption. At least annually, or in the case of certain factors being present, SFAS 142 requires that we complete an ongoing review of the recoverability of goodwill and intangible assets using a fair-value based approach. The approach for the review of goodwill has two steps: the first being to identify a potential impairment, and the second to measure the amount of the impairment loss, if any. Intangible assets with indefinite lives are also tested for impairment annually using a one-step approach that compares the fair value to the carrying amount of the asset.

        We periodically review the recoverability of intangible assets by comparing the carrying value of the associated intangible assets to their fair value. The determination of possible impairment is primarily measured by reference to various valuation techniques commonly used in the investment management industry, including appraisals, quoted market values, and future cash flows.

        Prior to the adoption of SFAS 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, ranging from 25 to 40 years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired company. The amount of goodwill impairment, if any, was measured based on the excess of the unamortized balance of goodwill over projected discounted future operating cash flows.

        Had the provisions of SFAS 142 been applied for the years ended December 31, 2002, 2001, and 2000, our net income and net income per diluted share would have been as follows:

	2002	2001	2000
	(in thousands except per share data)
Net income as reported	$87,425	107,167	139,005
Add back goodwill amortization	—	6,649	5,502

Adjusted net income	$87,425	113,816	144,507

Basic earnings per share as reported	$1.09	1.33	1.67
Add back goodwill amortization	—	0.08	0.07

Adjusted basic earnings per share	$1.09	1.41	1.74

Diluted earnings per share as reported	$1.07	1.28	1.60
Add back goodwill amortization	—	0.08	0.06

Adjusted diluted earnings per share	$1.07	1.36	1.66

Deferred Sales Commissions

        We defer certain costs, principally sales commissions and related compensation, which are paid to financial advisors in connection with the sale of certain shares of mutual funds sold without a front-end load sales charge. These costs are recorded as an asset on the Consolidated Balance Sheets. The deferred costs associated with the sale of Class B shares are amortized on a straight-line basis over the life of the shareholders' investments not to exceed five years. The deferred costs associated with the sale of Class C shares are amortized on a straight-line basis not to exceed twelve months. We recover such costs through Rule 12b-1 distribution fees, which are paid by the Class B and Class C shares of the Advisors Funds, W&R Funds, Ivy Funds, and InvestEd Funds, along with contingent deferred sales charges paid by shareholders who redeem their shares prior to completion of the required holding periods.

        A portion of the deferred selling commissions related to the Class B shares of the Ivy Funds was sold to an unrelated third party. We do not receive Rule 12b-1 distribution fees or contingent deferred sales charges upon redemption of those assets.

Revenue Recognition

        We recognize investment management fees as they are earned, over the period in which services are rendered. We charge the Funds daily based upon average daily net assets under management in accordance with management advisory contracts between us and the Funds. In general, the majority of investment management fees earned from institutional and separate accounts are charged quarterly based upon an average of net assets under management at the end of the months within the quarter in accordance with management advisory contracts. In general, shareholder servicing fees are recognized monthly calculated based on the number of accounts. Other administrative service fee revenues are recognized as contractual obligations are fulfilled or as services are provided. Underwriting and distribution commission revenues resulting from the sale of investment products are recognized on the trade date.

We also recognize distribution revenues monthly on certain types of investment products, generally calculated based upon average daily net assets under management.

Advertising and Promotion

        We expense all advertising and promotion costs as incurred. We have agreements with the Funds pursuant to Rule 12b-1 under the Investment Company Act of 1940 pursuant to which distribution fees are collected from the Funds for distribution of mutual fund shares for costs such as advertising and commissions paid to broker-dealers. Under these agreements, which are approved or renewed on an annual basis by each Fund's board of directors/trustees, including a majority of the disinterested members of each Fund's board, we must engage in activities that are intended to result in the sale of mutual fund shares. Any fees collected and not spent for these purposes must be returned to the Funds. Advertising expense was $2.1 million, $2.8 million, and $4.2 million for the years ended December 31, 2002, 2001, and 2000, respectively.

Stock-Based Compensation

        As allowed under the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), as amended by Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation—Transition and Disclosure" ("FAS 148"), we have elected to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations, including Financial Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation," in accounting for our stock-based compensation plans using the intrinsic value method. In most cases, no compensation costs have been recognized with respect to stock options granted.

        The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FAS 123.

	2002	2001	2000
	(in thousands, except per share data)
Net income
As reported	$87,425	107,167	139,005
Pro forma	$70,150	96,029	133,435
Basic earnings per share
As reported	$1.09	1.33	1.67
Pro forma	$0.87	1.19	1.60
Diluted earnings per share
As reported	$1.07	1.28	1.60
Pro forma	$0.86	1.15	1.54

Income Taxes

        Income tax expense is based on pre-tax financial accounting income. Deferred tax assets and liabilities are recognized for the future tax attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

Derivatives and Hedging Activities

        We adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities"on January 1, 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value, with changes in the fair value of the derivative instruments to be recorded in current earnings or deferred in equity. As a matter of policy, we only execute derivative transactions to manage exposure arising in the normal course of business and not for speculative or trading purposes. It is management's opinion that, due to our limited use of significant hedging or other activities involving derivative instruments, changes in the fair value of derivatives will not have a material impact on our results of operations or our financial position. As of December 31, 2002, we had one derivative instrument, an interest rate swap, which is accounted for as a fair value hedge. This interest rate swap is considered effective in hedging the changes in the fair value of our senior notes arising from changes in interest rates, and accordingly, there has been no impact on earnings resulting from any ineffectiveness associated with this transaction. Please refer to Note 7. "Indebtedness" of the Notes to the Consolidated Financial Statements for additional information.

3. Investment Securities (Available-for-sale and Trading)

        Investments at December 31, 2002 and 2001 are as follows:

2002	Amortized cost	Unrealized gains	Unrealized (losses)	Fair value
	(in thousands)
United States government-backed mortgage securities	$883	82	—	965
Municipal bonds	20,393	352	(898)	19,847
Corporate bonds	24,657	559	(454)	24,762
Affiliated mutual funds	37,887	1,340	(895)	38,332
Trading securities	212	—	—	212

	$84,032	2,333	(2,247)	84,118

2001	Amortized cost	Unrealized gains	Unrealized (losses)	Fair value
	(in thousands)
United States government-backed mortgage securities	$1,166	80	(10)	1,236
Municipal bonds	22,047	462	(1,505)	21,004
Corporate bonds	10,805	57	(622)	10,240
Affiliated mutual funds	32,713	920	(3,785)	29,848
Trading securities	365	—	—	365

	$67,096	1,519	(5,922)	62,693

        Municipal and corporate bonds held as of December 31, 2002 mature as follows:

	Amortized cost	Fair value
	(in thousands)
Within one year	$1,845	1,854
After one year but within five years	27,705	28,607
After ten years	15,500	14,148

	$45,050	44,609

        Investment securities with fair value of $167 thousand, $952 thousand and $45.3 million were sold during 2002, 2001 and 2000, respectively, resulting in a net realized loss for 2002 of $52 thousand and net realized gains for 2001 and 2000 of $31 thousand and $2.1 million, respectively.

        During the third quarter of 2002, we recorded a charge to earnings of $7.1 million, pre-tax, to reflect the other than temporary decline in value of certain holdings in affiliated mutual funds.

4. Goodwill and Identifiable Intangible Assets

        Goodwill represents the excess of purchase price over the tangible assets and identifiable intangible assets of an acquired business. As a result of the acquisition of MIMI on December 16, 2002, we recorded $22.9 million of indefinite lived intangible assets and an increase to goodwill of $20.1 million. Considering that identifiable intangible assets recognized in connection with the purchase of the business of MIMI are contracts related to the management of mutual funds which will be continually offered and which are not expected to be terminated in the foreseeable future, such intangible assets were determined to be non-amortizable under SFAS 141 and SFAS 142. Gross goodwill was $232.4 million and $212.3 million at December 31, 2002 and 2001, respectively. Accumulated amortization on goodwill was $38.6 million at December 31, 2002 and 2001. Our goodwill is not deductible for tax purposes.

        Changes in the carrying amount of goodwill (in thousands) for the periods presented were as follows:

December 31, 2000 balance, net of accumulated amortization	$180,173
Adjustment to goodwill for change in acquisition contingency payment	160
Deduct goodwill amortization	(6,649)

December 31, 2001 balance, net of accumulated amortization	173,684
Addition to goodwill for the acquisition of WRIICO	11,346
Addition to goodwill—deferred income taxes (1)	8,719

December 31, 2002 balance, net of accumulated amortization	$193,749

(1)
Amount represents goodwill associated with deferred income taxes recorded for WRIICO's identifiable intangible assets based on the difference between the book and tax bases.

        Identifiable intangible assets (all considered indefinite lived) at December 31 are summarized as follows:

	2002	2001
	(in thousands)
Unamortized intangible assets:
Mutual fund management advisory contracts	$6,646	—
Subadvisory management contracts	16,300	—

Total	$22,946	—

5. Sale-Leaseback of Real Estate

        On March 7, 2001, we entered into a sale-leaseback arrangement, in which we sold our two home office buildings and the associated land to an unrelated third party and leased them back for a period of fifteen years. The leaseback has been accounted for as an operating lease. The net proceeds from this sale were $28.2 million and resulted in an unrealized gain of approximately $1.3 million, which was deferred and is being amortized over the term of the operating lease. For the years ended December 31, 2002 and 2001, we recognized $96 thousand and $61 thousand, respectively, of this deferred gain as a reduction of rent expense.

6. Property and Equipment

        A summary of property and equipment at December 31, 2002 and 2001 is as follows:

	2002	2001	Estimated useful lives
	(in thousands)
Furniture and fixtures	$25,953	24,609	3 - 15 years
Equipment and machinery	19,655	18,921	3 - 20 years
Data processing equipment and computer software	25,730	14,735	3 - 10 years

Property and equipment, at cost	71,338	58,265
Deduct accumulated depreciation	22,015	16,515

Property and equipment, net	$49,323	41,750

        Depreciation and amortization of property and equipment aggregated $6.4 million, $5.6 million and $3.6 million during the years ended December 31, 2002, 2001 and 2000, respectively.

7. Indebtedness

        On August 15, 2000, we filed a $400.0 million shelf registration, whereby proceeds received could be used for general corporate purposes, including the repayment of short-term debt outstanding. On January 18, 2001, we issued $200.0 million in principal amount 7.5% senior notes due in 2006 (the "Notes"), resulting in net proceeds of approximately $197.6 million (net of discounts, commissions and expenses) to repay short-term debt outstanding and for general corporate purposes. The Notes represent senior unsecured obligations and are rated "Baa2" by Moody's and "BBB" by Standard & Poor's. Interest is payable semi-annually on January 18 and July 18 at a rate of 7.5% per annum.

        On March 12, 2002, the Notes were effectively converted to variable rate debt by entering into an interest rate swap agreement whereby we have agreed with another party to exchange, at specified intervals, the difference between the fixed-rate and various floating-rate interest amounts, calculated using a notional amount of $200.0 million. The difference in the floating-rate interest paid and the 7.5% fixed-rate interest received is recorded as an adjustment to interest expense during the period that the related debt is outstanding. As of December 31, 2002, the floating rate being paid was 3.9%. The average floating rate paid on the interest rate swap for the year ended December 31, 2002 was 4.2%. The change in the fair value of the interest rate swap is recorded on the consolidated balance sheet by adjusting the carrying amounts of the Notes by an offsetting amount for the swap.

        Under SFAS 133, we account for the interest rate swap as a fair value hedge of the Notes. This interest rate swap is considered 100% effective in hedging the changes in the fair value of the Notes arising from changes in interest rates, and accordingly, there has been no impact on earnings resulting from any ineffectiveness associated with this transaction. Interest expense savings realized as a result of the hedge was approximately $5.2 million for 2002. As of December 31, 2002, we have recorded a cumulative increase in "Other assets" of $14.4 million to reflect the fair value of the interest rate swap and a cumulative increase in "Long-term debt" of $14.4 million to reflect the fair value of the Notes.

        We renewed our 364-day revolving credit facility, effective October 11, 2002, with various lenders for a total of $200.0 million, whereby the lenders could, at their option upon our request, expand the facility to $300.0 million. The credit facility is a 364-day revolving facility with an interest rate of LIBOR plus 0.625%

plus an additional 0.125% fee when utilization of the facility exceeds 25% and 0.25% fee when utilization exceeds 50%. The facility provides an additional source of capital to finance share repurchases, acquisitions and other general corporate needs. As of December 31, 2002 and 2001, there were no borrowings outstanding under the facility.

        The most restrictive provisions of our borrowing arrangements are included in our revolving credit facility, which requires a consolidated leverage ratio not to exceed 3.0 to 1.0 for four consecutive quarters and a consolidated interest coverage ratio of not less than 4.0 to 1.0 for four consecutive quarters. We were in compliance with these covenants at December 31, 2002 and 2001.

        Long-term debt at December 31 consisted of the following:

	2002	2001
	(in thousands)
Money market loans	$58,000	28,000
Principal amount unsecured 7.5% senior notes due in 2006	200,000	200,000
Discount on unsecured 7.5% senior notes due in 2006	(1,300)	(1,664)
Fair value of hedge on unsecured 7.5% senior notes due in 2006	14,357	—

Subtotal unsecured 7.5% senior notes due in 2006	213,057	198,336
Total indebtedness	271,057	226,336
Current maturities	(58,000)	(28,000)

Total long-term obligations	$213,057	198,336

        At December 31, 2002 and 2001, there was $58.0 million and $28.0 million of short-term borrowings outstanding, respectively. The average balance on combined short-term debt and long-term debt was $243.2 million and $246.2 million for 2002 and 2001, respectively. The weighted average interest rate on the short-term borrowings was 2.1% and 4.9%, respectively. The average interest rate for all borrowings, excluding other costs, was 4.6% and 7.1% for the years 2002 and 2001, respectively.

8. Investment Income

        The components of investment and other income are as follows:

	2002	2001	2000
	(in thousands)
Interest and amortization of (premium) discount	$3,948	4,505	7,276
Dividends	283	794	492
Realized gains (losses), net	(52)	31	2,111
Other	85	74	734

Total investment and other income	$4,264	5,404	10,613

        In 2000, investment and other income included $2.5 million of realized gains from the sale of investment securities to partially fund the Legend acquisition. Average invested cash and marketable securities were $155.4 million in 2002 compared with $142.9 million in 2001.

9. Acquisitions

        On December 16, 2002, we acquired the business of Mackenzie Investment Management Inc. ("MIMI"), a Florida-based U.S. investment management subsidiary of Toronto-based Mackenzie Financial Corporation ("MFC") and adviser of the Ivy Funds sold in the United States. The transaction was approved by the boards of directors of Waddell & Reed Financial, Inc., MIMI, and MFC in August of 2002 and by the shareholders of MIMI and Ivy Fund in early December 2002. We continue to operate MIMI's business through our subsidiary, Waddell & Reed Ivy Investment Company ("WRIICO").

        Based on the terms of the purchase agreement, we paid approximately $28.2 million to purchase the business of MIMI, plus approximately $33.2 million for excess working capital. Of the total $61.4 million purchase price, $3.4 million was held in escrow at December 31, 2002 to be paid following final working capital adjustments. The final purchase price is subject to working capital adjustments. The acquisition was accounted for as a purchase business combination and accordingly, the results of WRIICO's operations have been included with ours since the acquisition date. The excess of the purchase price, including our acquisition costs, over the fair value of the net assets acquired resulted in recognition of identifiable intangible assets and goodwill of $43.0 million. We recorded goodwill of $20.1 million and indefinite lived intangible assets of $22.9 million in connection with this transaction. Considering that identifiable intangible assets recognized in connection with the purchase of the business of MIMI are contracts related to the management of mutual funds which will be continually offered and which are not expected to be terminated in the foreseeable future, such intangible assets were determined to be non-amortizable under SFAS 141 and SFAS 142. Goodwill recognized in connection with the purchase of the business of MIMI is not deductible for tax purposes.

        As part of this transaction, we have entered into new subadvisory and marketing agreements. These agreements extend MFC's subadvisory agreements with WRIICO and provide us with additional investment management opportunities in Canada. Pursuant to the subadvisory agreements, we will receive investment management fees covering multiple funds whose assets were approximately $948.5 million (USD) at December 31, 2002. Pursuant to the marketing agreement, MFC will provide us with opportunities to launch new funds and/or assume additional existing subadvisory mandates under the Universal brand name in Canada, and will facilitate our relationship with MFC's parent company, Investors Group Inc. and its affiliates.

        With respect to WRIICO's U.S. business, we will maintain the Ivy Fund brand name, expand its product offerings and use it for U.S. retail nonproprietary load fund distribution, while utilizing our investment management capabilities to strengthen the Ivy Fund product line. Select Ivy Funds are also available to Waddell & Reed Advisors, where a number of styles offered by WRIICO are not part of our current proprietary product line. At December 31, 2002, the Ivy Funds had $647.6 million in assets.

        Commitments from our purchase of MIMI's business include obligations under an office lease for 40,786 square feet of office space in Boca Raton, Florida. The lease commenced on March 1, 2001 and has a 12-year term. We plan to utilize a portion of this office space through June 30, 2003 prior to operations transitioning to our home office in Kansas. We plan to sublease this space for the remainder of the lease term. Since the leased space will not be used in ongoing operations to generate future revenues for the Company, a liability for the lease costs (net of estimated sublease revenue) has been established on the opening balance sheet of the acquired business. The net present value of this liability was estimated to be $5.9 million. After all company operations have ceased at the leased facility, lease payments made, net of sublease receipts, will be recorded as a reduction of this liability.

        We are also obligated to pay to the employees of MIMI certain severance related payments under various change in control agreements and employee retention plans, which we assumed as part of the purchase of MIMI's business. Expected payments to employees upon their termination or constructive discharge total $9.2 million, which were recorded as a liability on the opening balance sheet of the acquired business. For the remainder of 2002, there have been no material payments made to reduce this liability.

        A summary of the preliminary purchase price allocation of the net assets of the business of MIMI on the date of acquisition is as follows (in thousands):

Assets acquired
Cash	$32,114
Accounts receivable	2,090
Investments	1,826
Deferred sales commissions	2,716
Other assets	991
Identifiable intangible assets	22,946
Goodwill	20,065

Total assets acquired	82,748
Liabilities assumed
Accounts payable and accrued liabilities	3,153
Accrued exit costs	15,408
Deferred taxes	1,847
Other liabilities	950

Total liabilities assumed	21,358

Total purchase price	$61,390

        Please refer to Note 4. "Goodwill and Intangible Assets" for additional information on intangible assets and goodwill. Shortly after the closing of the acquisition, the excess cash was distributed to Waddell & Reed Financial, Inc. in the form of a dividend.

        We have not presented pro forma combined results of operations for this acquisition because the results of operations as if this acquisition were made at the beginning of the earliest period presented would not have been materially different from the amounts reported in the accompanying consolidated statements of income.

10. Contingent Purchase Price Payments for Acquisitions

        On March 31, 2000, we acquired Legend in a business combination accounted for as a purchase. Legend was a privately-held mutual fund distribution and retirement planning company based in Palm Beach Gardens, Florida. Legend serves employees of school districts and other not-for-profit organizations nationwide and uses strategic asset allocation services based on proprietary systems. The purchase agreement provided for additional purchase price payments contingent upon the achievement by Legend of specified earnings levels for the years 2000, 2001 and 2002. For 2000, the specified earnings level was met and an additional purchase price payment in the amount of $4.0 million was made and recorded as an addition to goodwill. Because earnings levels were not met during 2001 or 2002, there were no purchase price payments required to be made under the agreement. As of December 31, 2002, we are no longer obligated to make additional contingent purchase price payments to the former owners of Legend.

        On August 9, 1999, we acquired ACF, a privately-held investment management firm based in San Antonio, Texas. ACF manages investments for trusts, high net worth families and individuals, and pension plans of corporations, hospitals, schools, labor unions, endowments and foundations. The purchase agreement provided for additional contingent purchase price payments in two situations. First, these payments could be made if ACF achieved specified earnings levels for the years 2000 through 2004, aggregating to as much as $8.7 million, plus interest. Second, payments could also be made if ACF earned a specified performance fee from Encino Investment Partners GP LLC ("Encino") for the management of Encino Partners LP, a private investment fund, for the years 2000 through 2004, aggregating to as much as $2.0 million, plus interest. In 2000, ACF met both payment requirements in the purchase agreement and a contingent purchase price payment was earned and recorded as an addition to goodwill in the aggregate amount of $9.3 million. As of December 31, 2001, we were no longer obligated to make any additional contingent purchase price payments to ACF based on their achievement of specified earnings levels as the maximum amount of $8.7 million was earned in 2000. For the year ended December 31, 2001, ACF did not meet the specified performance requirements necessary to earn a payment for their management of Encino Partners LP. Encino Partners LP was liquidated during 2002 and as a result, we are no longer obligated to make future contingent purchase price payments to the former owners of ACF.

        We are not obligated to make contingent purchase price payments in connection with the acquisition of the business of MIMI on December 16, 2002.

11. Income Taxes

        The components of total income tax expense are as follows:

	2002	2001	2000
	(in thousands)
Currently payable:
Federal	$38,181	57,623	71,698
State	3,840	7,231	11,750

	42,021	64,854	83,448
Deferred taxes	3,152	(901)	5,493

Income tax expense from operations	45,173	63,953	88,941

Stockholders' equity-unrealized gain (loss) on investment securities available-for-sale	1,698	(437)	(862)
Minimum pension liability	(2,107)	—	—

Total income taxes	$44,764	63,516	88,079

        The tax effect of temporary differences that give rise to significant portions of deferred tax liabilities and deferred tax assets at December 31, 2002 and 2001 are as follows:

	2002	2001
	(in thousands)
Deferred tax liabilities:
Deferred selling costs	$(2,660)	(2,956)
Fixed assets	(5,223)	(4,021)
Benefit plans	(56)	—
Identifiable intangible assets	(8,719)	—
Other	(2,320)	(215)

Total gross deferred liabilities	(18,978)	(7,192)

Deferred tax assets:
Benefit plans	—	2,399
Minimum pension liability	2,107	—
Accrued expenses	2,665	2,246
Acquisition severance liability	3,493	—
Acquisition lease liability	2,262	—
Stock loans	3,307	3,215
Unrealized loss on investment securities	2,949	1,741
Other	476	—

Total gross deferred assets	17,259	9,601

Net deferred tax asset (liability)	$(1,719)	2,409

        A valuation allowance for deferred tax assets was not necessary at December 31, 2002, 2001, or 2000. The following table reconciles the statutory federal income tax rate with our effective income tax rate:

	2002	2001	2000
Statutory federal income tax rate	35.0%	35.0	35.0
State income taxes, net of federal tax benefits	2.1	2.6	3.5
State incentives	(1.0)	0.0	0.0
Favorable resolution of outstanding income tax matters	(1.9)	0.0	0.0
Other items	(0.1)	(0.2)	0.5

Effective income tax rate	34.1%	37.4	39.0

        Our effective income tax rate was 34.1%, 37.4%, and 39.0%, in 2002, 2001 and 2000, respectively. The effective tax rate in 2002 was lower than the statutory rate due to state credits earned from past construction of one of our home office buildings and favorable resolution of previous years tax liabilities with tax authorities. The 2002 rate was also affected by discontinuing the amortization of goodwill and the State of Kansas passing new state income tax legislation favorable to the mutual fund industry. The change relates to the methodology used to source company taxable income to the State of Kansas in a fashion similar to that used in 11 other states. The law phases in the effect, such that 50% of the benefit was applicable in the year 2002 and 100% is applicable in 2003 and thereafter.

12. Pension Plan and Postretirement Benefits Other Than Pensions

        We participate in a noncontributory retirement plan that covers substantially all employees and certain vested former employees of Torchmark Corporation (our former parent company). Benefits payable under the plan are based on employees' years of service and compensation during the final ten years of employment. This plan invests in equity securities of large capitalization companies, investment grade corporate and government bonds, and cash and cash equivalents. We also sponsor an unfunded defined benefit postretirement medical plan that covers substantially all employees. The plan is contributory with retiree contributions adjusted annually.

	Pension Benefits		Postretirement Benefits
	2002	2001	2002	2001
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$52,368	40,206	1,791	2,193
Service cost	4,194	3,343	133	177
Interest cost	3,786	3,295	146	186
Plan change	—	1,990	623	(61)
Actuarial (gain) loss	4,962	5,084	2,200	(647)
Benefits and expenses paid	(3,044)	(1,550)	(244)	(132)
Retiree contributions	—	—	89	75

Benefit obligation at end of year	$62,266	52,368	4,738	1,791

Change in plan assets:
Fair value of plan assets at beginning of year	$41,433	39,468	—	—
Actual return on plan assets	(3,299)	(1,885)	—	—
Company contribution	9,000	5,400	155	57
Benefits and expenses paid	(3,044)	(1,550)	(244)	(132)
Retiree contributions	—	—	89	75

Fair value of plan assets at end of year	$44,090	41,433	—	—

Funded status of plan	$(18,176)	(10,935)	(4,738)	(1,791)
Unrecognized actuarial loss	18,138	6,314	2,599	414
Unrecognized prior service cost	2,347	2,531	328	(323)
Unrecognized net transition obligation	83	88	—	—
Minimum pension liability adjustment	(7,975)	—	—	—

Accrued benefit cost	$(5,583)	(2,002)	(1,811)	(1,700)

Minimum pension liability adjustment	$7,975	—	—	—
Intangible asset—included in "Other assets"	(2,430)	—	—	—
Deferred tax benefits	(2,107)	—	—	—

Pension liability adjustment to stockholders' equity	$3,438	—	—	—

Weighted average assumptions as of December 31:
Discount rate	6.75%	7.25	6.75	7.75
Expected return on plan assets	9.25%	9.25	N/A	N/A
Rate of compensation increase	3.75%	3.75	N/A	N/A
Components of net periodic benefit cost:
Service cost	$4,194	3,343	133	177
Interest cost	3,786	3,295	146	186
Expected return on plan assets	(3,711)	(3,640)	—	—
Actuarial loss amortization	148	—	14	53
Prior service cost amortization	184	44	(28)	(24)
Transition obligation amortization	5	5	—	—

Net periodic benefit cost	$4,606	3,047	265	392

        Postretirement benefits plan amendments were due to the addition of advisors (both Legend retirement advisors and Waddell & Reed Advisors which were previously not eligible to participate in the plan) and due to decreases in prescription drug coverage for 2002 and 2001, respectively. The plan amendment to the pension plan was due to an increase in the pay cap from $170,000 to $200,000 in 2001.

        For measurement purposes, the health care cost trend rate was 11.0% and 6.5% in 2002 and 2001, respectively. The health care cost trend rate scale decreases from 11% to 5% over the next 7 years to reflect anticipated increases in health care costs. The effect of a 1% annual increase in assumed cost trend rates would increase the December 31, 2002 accumulated post-retirement benefit obligation by approximately $535 thousand, and the aggregate of the service and interest cost components of net periodic post-retirement benefit cost for the year ended December 31, 2002 by approximately $91 thousand. The effect of a 1% annual decrease in assumed cost trend rates would decrease the December 31, 2002 accumulated post-retirement benefit obligation by approximately $462 thousand, and the aggregate of the service and interest cost components of net periodic post-retirement benefit cost for the year ended December 31, 2002 by approximately $78 thousand.

13. Employee Savings Plan

        We sponsor a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code to provide retirement benefits to substantially all of our employees following the completion of an eligibility period. As allowed under Section 401(k), the plan provides tax-deferred salary deductions for eligible employees. For 2002, employees could contribute from 1% to 50% of their annual pre-tax salary to the plan, limited to a maximum amount set by the Internal Revenue Service, to invest in our mutual fund shares and/or our common stock. We match employee contributions to the plan dollar for dollar up to the first 3% of the employee's salary and we provide a 50% matching contribution on the next 2% of the employee's salary. Our matching contributions may not exceed 4% of the employee's eligible salary. All matching contributions vest immediately. Our matching contributions to the plan for the years ended December 31, 2002, 2001, and 2000 were $2.9 million, $2.3 million, and $2.2 million, respectively.

14. Stockholders' Equity

Stock Split

        On February 23, 2000, we declared a three-for-two stock split effected in the form of a dividend on our Class A and Class B common stock payable April 7, 2000 to stockholders of record as of March 17, 2000. All per share and share outstanding data in the consolidated financial statements and related notes retroactively reflect the stock split for all periods presented.

Class A and Class B Common Stock Merger

        On April 25, 2001, our stockholders approved an Agreement and Plan of Merger by and between the Company and WDR Sub, Inc., a wholly-owned subsidiary of the Company, with the Company to remain as the surviving corporation. The merger effected a combination of our Class A and Class B common stock on a one-for-one basis. Prior to the merger, our Class A and Class B common stock had the same rights, powers and preferences, except that the Class A common stock was entitled to one vote per share and the Class B common stock was entitled to five votes per share. Effective as of the end of business on April 30, 2001, each share of our Class B common stock was converted into one share of Class A common stock and the number of Class A authorized shares increased from 150,000,000 to 250,000,000 to account for the termination of the 100,000,000 authorized Class B shares. We terminated the Class B common stock registration under the Exchange Act and it is no longer listed or traded on the NYSE. During the first quarter of 2001, the high and low closing prices of our Class B common stock were $35.70 and $26.77, respectively. During the second quarter of 2001, the high and low closing prices of our Class B common stock were $31.33 and $24.73, respectively, through the date of April 30, 2001, at which time the combination discussed above was effected. On April 30, 2001, our Class B common stock closed at a price of $30.43. Dividends paid on Class B common stock (which was converted into Class A common stock) were $0.884 per share for the first and second quarters of 2001. Our Class A common stock continues to be registered under the Exchange Act and continues to be listed and traded on the NYSE under the symbol "WDR." All per-share and share outstanding data in the consolidated financial statements and notes thereto have been restated to reflect this combination.

Earnings per Share

        The weighted average number of shares used to compute basic earnings per share was 80,382,000, 80,592,000, and 83,362,000, for the years ended 2002, 2001, and 2000, respectively. The weighted average number of shares used in computing diluted earnings per share, which reflects the potential additional effect of stock option exercises and restricted stock awards was 81,874,000, 83,423,000, and 86,895,000, for the years ended 2002, 2001, and 2000, respectively.

        For the years ended December 31, earnings per share were computed as follows:

	2002	2001	2000
	(in thousands, except per share amounts)
Net income	$87,425	107,167	139,005

Weighted average shares outstanding—basic	80,382	80,592	83,362
Dilutive potential shares from stock options and certain restricted stock awards	1,492	2,831	3,533

Weighted average shares outstanding—diluted	81,874	83,423	86,895

Earnings per share:
Basic	$1.09	1.33	1.67
Diluted	$1.07	1.28	1.60

15. Stock Compensation Plans

        We have a Company Stock Incentive Plan (the "SIP Plan") that allows us to grant equity compensation, including non-qualified stock options and restricted stock, among other awards, as part of our overall compensation program to attract and retain key personnel and encourage a greater personal financial investment in the Company. A maximum of 30,000,000 shares of common stock are authorized for issuance under the SIP Plan. We also have a Company Executive Deferred Compensation Stock Award Plan (the "EDC Plan") and a Company Non-Employee Director Stock Award Plan (the "NED Plan") (collectively, the "Plans") that allow us to grant non-qualified stock options and/or restricted stock to promote the long-term growth of the Company. A maximum of 3,750,000 and 1,200,000 shares of common stock are authorized for issuance under the EDC Plan and NED Plan, respectively. In addition, we make incentive payments under the Company Executive Incentive Plan (the "EIP") in the form of cash, stock options or restricted stock. Incentive awards paid under the EIP in the form of stock options or restricted stock are issued out of shares reserved for issuance under the EDC Plan. Generally, shares of common stock covered by terminated, surrendered or canceled options, by forfeited restricted stock, or by the forfeiture of other awards that do not result in issuance of shares of common stock, are again available for awards under the plan from which they were terminated, surrendered, canceled, or forfeited.

        Under all of our stock incentive plans, the exercise price of each option is equal to the market price of the stock on the date of grant. The maximum term of non-qualified options granted under the SIP Plan is ten years and two days and the options generally vest in 33 1/3% increments beginning on the second, third and fourth anniversaries of the grant date. The maximum term of non-qualified options granted under the EDC Plan and NED Plan is eleven years and the options generally vest 10% each year, beginning on the first anniversary of the grant date.

        On December 31, 2002, we granted 315,598 shares of restricted stock with a fair market value of $19.67 per share under the SIP Plan and EDC Plan. These shares have no purchase price and vest over four years in 33 1/3% increments beginning on the second anniversary of the grant date. Under the Plans, unvested shares of restricted stock may be forfeited upon the termination of employment with the Company or service on the board of directors, dependent upon the circumstances of termination. Except for restrictions placed on the transferability of the restricted stock, holders of restricted stock have full stockholders' rights during the term of restriction, including voting rights and the right to receive cash dividends. Based upon the fair market value of these restricted shares on the grant date, we recorded deferred compensation totaling $6.2 million for the year ended December 31, 2002. Deferred compensation is included as a component of stockholders' equity and will be recognized as expense over the four year vesting period.

        All of the Plans have been approved by our stockholders and all equity compensation provided by the Company has been issued in accordance with the Plans.

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

        Pursuant to SFAS No. 123, the fair value of each option has been estimated using a Black-Scholes option-pricing model with the following assumptions:

	2002	2001	2000
Dividend yield	2.90%	1.30%	1.10%
Risk-free interest rate	3.57%	4.77%	5.43%
Expected volatility	40.81%	41.00%	35.80%
Expected life (in years)	4.96	4.85	4.71

        For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the vesting period of the options. Pro forma effects on net income and earnings per share follow:

	2002	2001	2000
	(in thousands except per share data)
Net income
As reported	$87,425	107,167	139,005
Pro forma	$70,150	96,029	133,435
Basic earnings per share
As reported	$1.09	1.33	1.67
Pro forma	$0.87	1.19	1.60
Diluted earnings per share
As reported	$1.07	1.28	1.60
Pro forma	$0.86	1.15	1.54

        After the spin-off from Torchmark in 1998, holders of Torchmark stock options, including our employees and directors, granted prior to 1998 were given a choice to retain their Torchmark options or convert their options into Waddell & Reed Financial, Inc. options ("Conversion Options"). A total of 5,541,215 Conversion Options were converted from Torchmark options. The Conversion Options retained the same terms as the previous Torchmark options except that the exercise price and the number of shares were adjusted so that the aggregate intrinsic value of the options remained the same.

        Our stock incentive plans include a Stock Option Restoration Program ("SORP") feature that allows, on a specific date set by the Company, an employee to pay the exercise price on vested options by surrendering common stock of the Company that has been owned for at least six months. The plans also permit an employee exercising an option to be granted new options in an amount equal to the number of common shares used to satisfy both the exercise price and withholding taxes due upon exercise. New options are granted with a term to expiration equal to the remaining term of the related original option and vest after six months. The SORP, which facilitates ownership of the Company's common stock by management and key employees, results in a net issuance of shares of common stock and fewer stock options outstanding. The Company receives a current income tax benefit for exercises of stock options.

        A summary of stock option activity and related information for the years ended December 31, 2002, 2001, and 2000 follows:

	2002		2001		2000
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	17,830,298	$24.10	15,969,515	21.76	14,506,774	14.65
Granted	83,262	29.52	3,506,343	27.07	3,821,966	31.70
Exercised	(660,737)	15.44	(1,003,951)	15.69	(621,201)	13.41
Granted in restoration	1,377,581	18.00	700,360	32.81	2,241,614	34.19
Exercised in restoration	(1,541,403)	15.20	(1,280,442)	14.86	(3,725,838)	13.57
Terminated	(124,250)	25.88	(61,527)	13.88	(253,800)	15.51

Outstanding, end of year	16,964,751	$24.77	17,830,298	24.10	15,969,515	21.76

Exercisable, end of year	8,488,731	$24.95	6,551,027	23.13	2,530,619	14.57

        The weighted average fair value of options granted during the years ended December 31, 2002, 2001, and 2000 were $5.87, $9.37, and $10.36, respectively.

        Following is a summary of options outstanding at December 31, 2002:

	Outstanding Options
				Exercisable Options
		Weighted Average Remaining Contractual Life (in years)
Exercise Price Range	Number		Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$5.44 to $9.99	505,426	4.17	$7.86	249,821	$7.43
$10.00 to $14.99	1,280,573	5.97	14.33	1,060,247	14.29
$15.00 to $19.99	5,082,263	6.35	16.79	2,513,721	16.22
$20.00 to $29.99	3,363,897	8.91	26.70	240,224	26.09
$30.00 to $34.19	6,732,592	7.96	33.08	4,424,718	33.39

	16,964,751	7.40	$24.77	8,488,731	$24.95

Stock Loan Program

        In March 1998, promissory notes were executed by a select group of 266 financial advisors and sales managers to facilitate their ownership of our stock at the IPO and drive future advisor productivity and retention growth. The promissory notes were issued for amounts ranging from $11 thousand to $58 thousand, bearing interest at 5.59% and maturing in March 2003. In the third quarter of 2001, we recorded a special charge of $8.2 million pre-tax, or $5.1 million after-tax, for the write-off of the full balance of these stock loans. This charge is reflected in underwriting and distribution expense in 2001. This action results from financial advisors and sales managers having collectively met the productivity requirements of the stock loan program, such that the notes were expected to be forgiven. In fact, these notes have been subsequently forgiven.

16. Uniform Net Capital Rule Requirements

        Three of our subsidiaries, Waddell & Reed, Inc. ("W&R"), Legend Equities Corporation ("LEC"), and Ivy Mackenzie Distributors, Inc. ("IMDI") are registered broker-dealers and members of the NASD. Broker-dealers are subject to the SEC's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15.0 to 1.0. At December 31, 2002 and 2001, W&R had net capital of $10.4 million and $21.1 million, respectively, which was $5.0 million and $15.2 million, respectively, in excess of its required net capital of $5.4 million and $5.9 million, respectively. W&R's ratio of aggregate indebtedness to net capital was 7.73 to 1.0 at December 31, 2002 and 4.21 to 1.0 at December 31, 2001. At December 31, 2002 and 2001, LEC had net capital of $1.7 million and $1.8 million, respectively, which was $1.6 million and $1.7 million, respectively, in excess of its required net capital of $97 thousand and $88 thousand, respectively. LEC's ratio of aggregate indebtedness to net capital was 0.85 to 1.0 at December 31, 2002 and 0.74 to 1.0 at December 31, 2001. At December 31, 2002, IMDI (acquired December 16, 2002) had net capital of $761 thousand, which was $730 thousand in excess of its required net capital of $31 thousand. IMDI's ratio of aggregate indebtedness to net capital was 0.61 to 1.0 at

December 31, 2002. The difference between net capital and stockholders' equity is the non-allowable assets which are excluded from net capital.

17. Rental Expense and Lease Commitments

        We lease our home office buildings and certain sales and other office space under long-term operating leases. Rent expense was $16.7 million, $14.5 million, and $9.5 million, for the years ended December 31, 2002, 2001, and 2000, respectively. Future minimum rental commitments under non-cancelable operating leases for the years ended December 31 are as follows (in thousands):

2003	$16,126
2004	12,697
2005	9,620
2006	7,078
2007	5,163
Thereafter	30,872

$81,556

        New leases are expected to be executed as existing leases expire. Thus, future minimum lease commitments are not expected to be less than those in 2002.

        Total minimum future rental commitments have not been reduced by aggregate minimum sublease rentals of $0.6 million under operating leases due in the future under non-cancelable subleases.

18. Related Party Transactions

        We earn investment management fees from the Funds for which we also act as an investment adviser pursuant to an investment management agreement with each Fund. In addition, we have agreements with the Funds pursuant to Rule 12b-1 under the Investment Company Act of 1940 pursuant to which distribution and service fees are collected from the Funds for distribution of mutual fund shares for costs such as advertising and commissions paid to broker-dealers and for providing ongoing services to shareholders of the Funds and/or maintaining shareholder accounts. We also earn service fee revenues by providing various services to the Funds and their shareholders pursuant to a shareholder servicing agreement with each Fund (except the Target Funds) and an accounting service agreement with each Fund. Certain of our officers and directors are also officers, directors and/or trustees for our various Funds for which we act as an investment adviser. These agreements are approved or renewed on an annual basis by each Fund's board of directors/trustees, including a majority of the disinterested members. Accounts receivable include amounts due from the Funds for aforementioned services.

19. Contingencies

        The Company and/or certain of its subsidiaries are involved from time to time in various legal proceedings and claims incident to the normal conduct of their businesses. On the basis of information presently available and advice received from counsel, other than the items listed below, it is the opinion of management that such legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on our financial condition or results of operations.

United Investors Life Insurance Company

        We have been in litigation with United Investors Life Insurance Company ("UILIC") in the Circuit Court of Jefferson County, Alabama (CV-002720) over the terms of a disputed compensation agreement executed in July 1999 by UILIC and our broker-dealer subsidiary, Waddell & Reed, Inc. ("W&R") (the "Letter Agreement") and our customers' replacement of UILIC variable annuity policies with Nationwide variable annuity policies. More specifically, UILIC sought the return of all compensation pursuant to the Letter Agreement on all UILIC variable annuity policy assets under management sold by our financial advisors and also sought damages against us for various causes of action including, among others, conversion, breach of fiduciary duty, fraud, and tortious interference regarding the exchange of the variable annuity policies.

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

        Pursuant to a ruling received on April 30, 2001 and the Court's ruling on June 25, 2002, we are prohibited from collecting annual compensation of 0.20% on all UILIC variable annuity policy assets under management sold by our financial advisors before January 1, 2000 and annual compensation of 0.25% on all variable annuity policies' assets under management on UILIC variable annuity policies sold by our financial advisors after January 1, 2000.

        On July 24, 2002 the Company filed its Notice of Appeal with the Alabama Supreme Court. The Notice of Appeal requested an appellate review of the jury's verdict and the finding of the Court regarding the Letter Agreement, including its previous ruling on basis point compensation that became effective on April 30, 2001. The Appeal has been fully briefed by the parties. Oral arguments were heard before the Alabama Supreme Court on February 19, 2003. It is anticipated that the Supreme Court will render a ruling by the end of 2003.

        The $50 million jury verdict accrues interest at 12% per annum from June 25, 2002. The judgment has been stayed with the posting of an appeal bond in the amount of $62.5 million in cash with the Court on July 24, 2002. This deposit is recorded in "Prepaid expenses and other current assets" on the consolidated balance sheet and we earned interest on it at 2.01% per annum during 2002. We are currently earning interest based on the daily federal funds rate.

        Management believes that the jury verdict is not supported by the evidence or case law in Alabama. In the opinion of management, the size and nature of the judgment, if any, is unknown and not reasonably determinable; therefore, no liability has been recorded in the consolidated financial statements of Waddell & Reed Financial, Inc.

        On or about October 10, 2001, UILIC sued the Company and its California financial advisors (collectively, the "W&R Defendants") in the California Superior Court in and for the County of Los Angeles (hereafter "State Court") (BC25943). UILIC's complaint was based upon California Business and Professions Code, Section 17200 et seq., and sought restitution of amounts received, an accounting and the imposition of a constructive trust. In addition, as in the Alabama suit, UILIC also requested an injunction essentially preventing the replacement of UILIC variable annuity policies with Nationwide variable annuity policies by our customers. In its pleadings, UILIC claimed that it is not seeking damages, restitution or any remedy on its own behalf, but that the claim was brought on behalf of the general public and those persons who either currently own or previously owned variable annuity policies sold by the W&R Defendants. Specifically, UILIC claimed that the W&R Defendants violated California's Unfair Business Practices Act by replacing existing UILIC variable annuity contracts with variable annuity contracts issued by Nationwide, by purportedly failing to conduct proper suitability analyses, making material misrepresentations, withholding material information about the Nationwide variable annuity contracts, and refusing to service existing UILIC variable annuity contracts.

        On November 9, 2001, the W&R Defendants removed the action to the United States District Court for the Central District of California (hereafter "Federal Court") (CV 01-09684 TJH). Thereafter, the W&R Defendants filed a motion to dismiss UILIC's complaint on the grounds that it is preempted by the Securities Litigation Uniform Standards Act of 1998 ("SLUSA"). SLUSA requires the dismissal of a covered state law class action that alleges an untrue, manipulative, or deceptive statement or omission in connection with the purchase or sale of a covered security. On or about July 19, 2002, the Federal Court issued a one page minute order, without opinion, denying the motion to dismiss and, on its own motion, remanding the case back to State Court. On or about July 24, 2002, the W&R Defendants filed a Notice of Appeal with the United States Court of Appeals for the Ninth Circuit (the "Ninth Circuit") from the Federal Court's Order. On January 24, 2003, the Ninth Circuit ordered the parties to further brief the issues. It is anticipated that the issue will be fully briefed by June of 2003 with a decision regarding dismissal to be rendered by the Ninth Circuit before the end of the third quarter of 2003.

NASD Arbitration

        An NASD Dispute Resolution Arbitration Panel (the "Panel") entered an award of $27.6 million against W&R on August 7, 2001 (97-03642). The award was made upon the conclusion of an arbitration proceeding conducted in New York arising from a complaint by Stephen Sawtelle, a former W&R financial advisor. In the arbitration, this advisor claimed that following his termination on February 10, 1997, W&R engaged in conduct that tortiously interfered with his prospective business relations and violated provisions of the Connecticut Unfair Trade Practices Act ("CUTPA"). The Panel found W&R liable and directed payment of approximately $1.8 million in compensatory damages, plus attorneys fees of $747,000. It also held that W&R had violated CUTPA and ordered the payment of punitive damages in the amount of $25.0 million. On August 8, 2001, the former advisor filed a petition with the Supreme Court of the State of New York, County of New York, seeking to confirm the award (115056/01). Shortly thereafter, W&R filed a motion to have the award vacated or modified.

        On or about June 3, 2002, the New York Supreme Court reduced the compensatory damage and attorneys fee award from $2.5 million to $1.8 million and confirmed the original punitive damage award of $25.0 million. The judgment was stayed with the posting of an appeal bond with the Court in the amount of $28.7 million backed by a letter of credit in the amount of $36 million, which in turn is collateralized by investment securities.

        In September of 2002, the Company made a strategic legal decision to no longer appeal the compensatory damage and attorneys fees portion of the award after it was reduced from $2.5 million to $1.8 million. This decision was made at the time our appeal briefs were filed with the Appellate Division of the New York Supreme Court and reflected our strategy to focus on contesting the related punitive damage award of $25.0 million. During this year's third quarter, we recorded a $2.0 million charge to general and administrative expense for the estimated cost of the payment of the compensatory damage and attorneys fees portion of the award. The inclusion of pre- and post-judgment interest on the award increased the total charge to $2.0 million.

        On February 11, 2003, the Appellate Division of the New York Supreme Court vacated the Panel's punitive damage award of $25.0 million and remanded the matter back to the Panel for reconsideration of the issue of punitive damages. The Court upheld the lower court's previous rulings on compensatory damages and attorneys' fees. We satisfied the outstanding judgment on these awards on February 25, 2003. The outcome of any appeal which may be sought, if any, by Mr. Sawtelle or the determination of damages by the Panel cannot be predicted at this time.

        No charge has been recorded in the consolidated financial statements of Waddell & Reed Financial, Inc. for the punitive damage award or interest thereon since, in the opinion of management, the size and probability of the punitive damage award, if any, is unknown and not reasonably determinable.

20. Subsequent Event

        In an effort to enhance long-term value for our stockholders, reduce the total number of options outstanding and improve our ability to retain and provide incentives to our talented and valuable employees, on February 12, 2003, we offered to exchange all of the outstanding stock options (whether vested or unvested) held by our employees, consultants, financial advisors and directors, except Keith A. Tucker, Chairman and CEO, with a strike price of $25.4375 or greater for shares of restricted stock.

        Option holders participating in the tender offer received a number of shares of restricted stock for each option tendered dependent on the strike price of the options tendered. The shares of restricted stock received for options ranged from .1707 shares for each option tendered (for options with a strike price of $34.1875) to .2591 shares for each option tendered (for options with a strike price of $25.87).

        All shares of restricted stock issued pursuant to the tender offer were issued under the SIP Plan and are fully vested (i.e., they cannot be forfeited), but are subject to transfer restrictions. The transfer restrictions will expire in 33 1/3% increments beginning on the second anniversary of the grant date. As part of the terms of the tender offer, participating division and district managers entered into a non-solicitation agreement with the Company and all participants agreed to waive any and all future participation in the Company's Stock Option Restoration Program.

21. Selected Quarterly Information (Unaudited)

	Quarter
	First	Second	Third		Fourth
	(in thousands)
2002
Total revenues	$115,502	115,109	103,961		104,553
Operating revenues	114,848	114,045	102,741		103,227
Net income	24,779	25,262	16,004	*	21,380
Earnings per share:
Basic	$0.31	0.31	0.20	*	0.27
Diluted	$0.30	0.31	0.20	*	0.26

*
Inclusive of third quarter 2002 special charges of $7.1 million pre-tax ($4.4 million net of tax) for a write-down of other than temporary impairment on investment securities and a $2.0 charge pre-tax ($1.3 million net of tax) for estimated cost of the payment of compensatory damage portion of an NASD arbitration award.

	Quarter
	First	Second	Third		Fourth
	(in thousands)
2001
Total revenues	$121,150	129,374	115,817		116,221
Operating revenues	119,442	127,911	114,924		114,880
Net income	30,596	31,098	20,428	**	25,042
Earnings per share:
Basic	$0.37	0.39	0.25	**	0.31
Diluted	$0.36	0.38	0.25	**	0.30

**
Inclusive of third quarter 2001 special charge of $8.2 million pre-tax ($5.1 million net of tax) for a write-off relating to the expected forgiveness of stock loans.

        Quarterly amounts will not necessarily add up to annual amounts due to rounding.

WADDELL & REED FINANCIAL, INC.

Index to Exhibits

Exhibit No.	Exhibit Description
2.1	Purchase Agreement, dated as of February 28, 2000, by and among Waddell & Reed Financial, Inc., Freemark Investment Management, Inc., Legend Financial Corporation, Advisory Services Corporation, The Legend Group, Inc., Philip C. Restino, Restino Family Trust, 01/02/94 Trust FBO John J. Restino, 01/02/94 Trust FBO Robert R. Restino, Mark J. Spinello, Glenn T. Ferris and David L. Phillips. Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, dated April 14, 2000 and incorporated herein by reference.
2.2	Agreement and Plan of Merger, dated as of February 14, 2001, by and between Waddell & Reed Financial, Inc. and WDR Sub, Inc. Filed as Exhibit 2.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
2.3	Stock Purchase Agreement, dated as of August 29, 2002, by and among Waddell & Reed Financial, Inc., Mackenzie Financial Corporation, Mackenzie Investment Management Inc. and Ivy Acquisition Corporation (excluding the Schedule of Exceptions and Exhibit F) and related Voting, Support, and Indemnification Agreement.* Filed as Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.
3.1	Amended and Restated Certificate of Incorporation of the Company. Filed as Exhibit A to the Agreement and Plan of Merger, dated as of February 14, 2002, by and between the Company and WDR Sub, Inc. Filed as Exhibit 2.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
3.2	Amended and Restated Bylaws of the Company.
4.1	Specimen of Class A Common Stock Certificate. Filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 and incorporated herein by reference.
4.2	Rights Agreement, dated as of April 28, 1999, by and between Waddell & Reed Financial, Inc. and First Chicago Trust Company of New York, which includes the Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company, as filed on May 13, 1999 with the Secretary of State of Delaware, as Exhibit A and the form of Rights Certificate as Exhibit B. Filed as Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.
4.3	First Amendment to Rights Agreement, dated as of February 14, 2001, by and between Waddell & Reed Financial, Inc. and First Chicago Trust Company of New York. Filed as Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
4.4	Indenture, dated as of January 18, 2001, by and between Waddell & Reed Financial, Inc. and Chase Manhattan Trust Company, National Association. Filed as Exhibit 4.1(a) to the Company's Current Report on Form 8-K dated February 5, 2001 and incorporated herein by reference.
4.5	First Supplemental Indenture, dated as of January 18, 2001 by and between Waddell & Reed Financial, Inc. and Chase Manhattan Trust Company, National Association, including the form of the 7.50% notes due January 2006 as Exhibit A. Filed as Exhibits 4.1(b) and 4.2 to the Company's Current Report on Form 8-K dated February 5, 2001 and incorporated herein by reference.

10.1	General Agent Contract, dated as of October 20, 2000, by and among Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company and Waddell & Reed, Inc. and its affiliated insurance companies. Filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
10.2	Fund Participation Agreement, dated as of December 1, 2000, by and among Nationwide Life Insurance Company and/or Nationwide Life and Annuity Insurance Company, Waddell & Reed Services Company and Waddell & Reed, Inc. Filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
10.3	The Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, As Amended and Restated. Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.
10.4	First Amendment to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, As Amended and Restated.
10.5	The Waddell & Reed Financial, Inc. 1998 Non-Employee Director Stock Option Plan. Filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.
10.6	First Amendment to 1998 Non-Employee Director Stock Option Plan. Filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
10.7	Second Amendment to 1998 Non-Employee Director Stock Option Plan.
10.8	The Waddell & Reed Financial, Inc. 1998 Executive Deferred Compensation Stock Option Plan, as Amended and Restated. Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.
10.9	First Amendment to the Waddell & Reed Financial, Inc. 1998 Executive Deferred Compensation Stock Option Plan, As Amended and Restated.
10.10	Credit Agreement, as amended, dated as of October 12, 2001 by and among Waddell & Reed Financial, Inc., Lenders and The Chase Manhattan Bank. Filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
10.11	Termination and Replacement Agreement, dated as of October 11, 2002, by and among Waddell & Reed Financial, Inc., the Lenders and JPMorgan Chase Bank.
10.12	Fixed Rate Promissory Note for Multiple Loans dated as of August 15, 2000, by and between Waddell & Reed Financial, Inc. and Chase Manhattan Bank. Filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
10.13	Master Note Agreement, dated as of July 7, 2000, by and between Waddell & Reed Financial, Inc. and UMB Bank, n.a. Filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
10.14	The Waddell & Reed Financial, Inc. Supplemental Executive Retirement Plan. Filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.
10.15	The Waddell & Reed Financial, Inc. 1999 Management Incentive Plan, as amended. Filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

10.16	Form of Accounting Services Agreement by and between the Funds (except the Ivy Funds) and Waddell & Reed Services Company. Filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
10.17	Form of Investment Management Agreement by and between each of the Advisors Funds and Waddell & Reed Investment Management Company. Filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
10.18	Investment Management Agreement by and between the W&R Funds and Waddell & Reed Investment Management Company. Filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
10.19	Investment Management Agreement by and between the Target Funds and Waddell & Reed Investment Management Company. Filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
10.20	Investment Management Agreement by and between InvestEd and Waddell & Reed Investment Management Company. Filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
10.21	Form of Shareholder Servicing Agreement by and between each of the Advisors Funds or the W&R Funds and Waddell & Reed Services Company. Filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
10.22	Form of Administrative and Shareholder Servicing Agreement by and between InvestEd and Waddell & Reed Services Company. Filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
10.23	Form of Underwriting Agreement by and between each of the Advisors Funds and Waddell & Reed, Inc. Filed as Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.
10.24	Form of Underwriting Agreement by and between the W&R Funds and Waddell & Reed, Inc. Filed as Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.
10.25	Form of Underwriting Agreement by and between InvestEd and Waddell & Reed, Inc. Filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
10.26	Form of Distribution and Service Plan for Class A Shares by and between each of the Advisors Funds and Waddell & Reed, Inc. Filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
10.27	Form of Distribution and Service Plan for Class A Shares by and between the W&R Funds or InvestEd and Waddell & Reed, Inc. Filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
10.28	Form of Distribution and Service Plan for Class B Shares by and between each of the Advisors, the W&R Funds, or InvestEd and Waddell & Reed, Inc. Filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
10.29	Form of Distribution and Service Plan for Class C Shares by and between each of the Advisors, the W&R Funds, or InvestEd and Waddell & Reed, Inc. Filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

10.30	Distribution and Service Plan for Class Y Shares, adopted December 27, 1995 by and between the W&R Funds and Waddell & Reed, Inc. Filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
10.31	Service Plan, adopted August 21, 1998 by and between W&R Target Funds, Inc. and Waddell & Reed, Inc. Filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
10.32	Administrative Agreement, dated as of March 9, 2001, by and among W&R Insurance Agency, Inc., Waddell & Reed, Inc., BISYS Insurance Services, Inc. and Underwriters Equity Corp. Filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
10.33	Consulting Agreement, dated January 1, 2002, by and between Robert L. Hechler and Waddell & Reed, Inc. Filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
10.34	Form of Change of Control Employment Agreement, dated December 14, 2001, by and between Keith A. Tucker and Henry J. Herrmann and Waddell & Reed Financial, Inc. Filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
10.35	Letter Agreement Amending Principal Underwriting Agreement, dated as of July 8, 1999, by and between United Investors Life Insurance Company and Waddell & Reed, Inc., effective January 1, 2000. Filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
10.36	ISDA Master Agreement, dated as of March 12, 2002, by and between Waddell & Reed Financial, Inc. and JP Morgan Chase Bank. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.
11	Statement regarding computation of per share earnings.
21	Subsidiaries of the Company.
23	Consent of KPMG LLP.
24	Powers of Attorney.
99.1	Additional Stockholder Information as posted on the Waddell & Reed Financial, Inc. website.
99.2	Certificate of the Chief Executive Officer.
99.3	Certificate of the Chief Financial Officer.

*
The registrant agrees to furnish a copy of any omitted schedule to the Commission upon request.

QuickLinks

WADDELL & REED FINANCIAL, INC. INDEX TO ANNUAL REPORT ON FORM 10-K For the fiscal year ended December 31, 2002
PART I
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
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  ITEM 13. Certain Relationships and Related Transactions
  ITEM 14. Controls and Procedures
PART IV
  ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
WADDELL & REED FINANCIAL, INC. Index to Consolidated Financial Statements
Independent Auditors' Report
WADDELL & REED FINANCIAL, INC. CONSOLIDATED BALANCE SHEETS December 31, 2002 and 2001
WADDELL & REED FINANCIAL, INC. CONSOLIDATED STATEMENTS OF INCOME Years ended December 31, 2002, 2001 and 2000
WADDELL & REED FINANCIAL, INC. STATEMENTS OF STOCKHOLDERS' EQUITY Years ended December 31, 2002, 2001 and 2000 (in thousands)
WADDELL & REED FINANCIAL, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Years ended December 31, 2002, 2001 and 2000
WADDELL & REED FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS Years ended December 31, 2002, 2001 and 2000
WADDELL & REED FINANCIAL INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2002, 2001, and 2000
WADDELL & REED FINANCIAL, INC. Index to Exhibits