Form 10-Q
period 2003-03-31
WADDELL & REED FINANCIAL INC
filed 2003-05-15
CIK 1052100

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
OR
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

Yes  ☒    No  ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Yes  ☒    No  ☐

        Shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:

Class Class A common stock, $.01 par value	Outstanding as of April 30, 2003 82,176,075

Waddell & Reed Financial, Inc.

Form 10-Q
Quarter Ended March 31, 2003

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	March 31, 2003	December 31, 2002
	(Unaudited)
Assets
Assets:
Cash and cash equivalents	$60,719	53,418
Investment securities, available-for-sale	82,785	84,118
Receivables:
Funds and separate accounts	17,406	12,444
Customers and other	89,543	27,928
Deferred income taxes	22	3,515
Income taxes receivable	867	—
Prepaid expenses and other current assets	69,880	69,277

Total current assets	321,222	250,700
Property and equipment, net	50,252	49,323
Deferred sales commissions, net	16,033	16,464
Goodwill	193,855	193,749
Intangible assets	22,946	22,946
Other assets	28,022	27,310

Total assets	$632,330	560,492

Liabilities and Stockholders' Equity
Liabilities:
Current liabilities:
Accounts payable	$109,675	49,196
Accrued sales force compensation	10,572	11,785
Accrued other compensation	13,481	19,494
Short-term notes payable	78,000	58,000
Income taxes payable	—	6,002
Other current liabilities	28,202	37,057

Total current liabilities	239,930	181,534
Long-term debt	213,179	213,057
Accrued pensions and post-retirement costs	11,723	10,258
Deferred income taxes	8,816	5,234
Other	1,081	1,104

Total liabilities	474,729	411,187

Stockholders' equity:
Common stock—$0.01 par value: 250,000 shares authorized; 99,701 shares issued; 82,132 shares outstanding (80,637 at December 31, 2002)	997	997
Additional paid-in capital	235,422	243,277
Retained earnings	313,560	322,857
Deferred compensation	(16,197)	(7,045)
Cost of 17,569 common shares in treasury (19,064 at December 31, 2002)	(373,074)	(407,384)
Accumulated other comprehensive income	(3,107)	(3,397)

Total stockholders' equity	157,601	149,305

Total liabilities and stockholders' equity	$632,330	560,492

See accompanying notes to unaudited consolidated financial statements

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited in thousands, except for per share data)

	For the three months ended March 31,
	2003	2002
Revenues:
Investment management fees	$44,826	$50,657
Underwriting and distribution fees	42,777	47,923
Shareholder service fees	16,865	16,268
Investment and other income	956	654

Total revenues	105,424	115,502

Expenses:
Underwriting and distribution	44,479	46,362
Compensation and related costs	17,694	15,516
Equity compensation (includes $27,113 for the stock option tender)	27,692	—
General and administrative	9,489	9,801
Depreciation	1,694	1,532
Interest expense	2,523	3,944

Total expenses	103,571	77,155

Income before provision for income taxes	1,853	38,347
Provision for income taxes	253	13,568

Net income	$1,600	$24,779

Net income per share:
—Basic	$0.02	$0.31
—Diluted	$0.02	$0.30

Weighted average shares outstanding:
—Basic	80,499	80,452
—Diluted	81,100	83,142

Dividends declared per common share	$0.1326	$0.1326

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited in thousands)

	For the three months ended March 31,
	2003	2002
Net income	$1,600	$24,779
Other comprehensive income:
Net unrealized appreciation (depreciation) of investments during the period, net of income taxes of $88 and $(97), respecively	139	(158)
Reclassification adjustment for amounts included in net income, net of income taxes of $92 and $0	151	—

Comprehensive income	$1,890	$24,621

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
For the Three Months Ended March 31, 2003
(Unaudited in thousands)

	Common Stock						Accumulated other comprehensive income
			Additional paid-in capital	Retained earnings	Deferred Compensation	Treasury Stock		Total stockholders' equity
	Shares	Amount
Balance at December 31, 2002	99,701	$997	$243,277	$322,857	$(7,045)	$(407,384)	$(3,397)	$149,305
Net income	—	—	—	1,600	—	—	—	1,600
Recognition of equity compensation	—	—	(6,056)	—	559	32,944	—	27,447
Issuance of restricted shares and other	—	—	(1,740)	—	(9,711)	11,737	—	286
Dividends accrued	—	—	—	(10,897)	—	—	—	(10,897)
Exercise of stock options	—	—	(77)	—	—	220	—	143
Tax benefit from exercise of options	—	—	18	—	—	—	—	18
Treasury stock repurchases	—	—	—	—	—	(10,591)	—	(10,591)
Unrealized gain on investment securities	—	—	—	—	—	—	290	290

Balance at March 31, 2003	99,701	$997	$235,422	$313,560	$(16,197)	$(373,074)	$(3,107)	$157,601

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited in thousands)

	For the three months ended March 31,
	2003	2002
Cash flows from operating activities:
Net income	$1,600	$24,779
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,065	1,842
Loss on sale of investments	19	—
Recognition of equity compensation	27,447	441
Loss on sale and retirement of fixed assets	84	102
Capital gains and dividends reinvested	(12)	(20)
Deferred income taxes	6,895	(2,694)
Changes in assets and liabilities:
Receivables from funds and separate accounts	(4,962)	(4,921)
Other receivables	(61,615)	(6,154)
Other assets	(853)	(1,813)
Accounts payable	60,479	4,718
Other liabilities	(18,232)	11,248

Net cash provided by operating activities	12,915	27,528

Cash flows from investing activities:
Additions to investment securities	(704)	(43)
Proceeds from sales of investment securities	257	—
Proceeds from maturity of investment securities	1,963	349
Additions to property and equipment	(2,707)	(3,784)
Acquistion of subsidiary	(3,276)	—

Net cash used in investing activities	(4,467)	(3,478)

Cash flows from financing activities:
Net short-term borrowings (repayments)	20,000	(19,000)
Cash dividends	(10,699)	(7,097)
Purchase of treasury stock	(10,591)	(588)
Exercise of stock options	143	7,706

Net cash used in financing activities	(1,147)	(18,979)

Net increase in cash and cash equivalents	7,301	5,071
Cash and cash equivalents at beginning of period	53,418	91,682

Cash and cash equivalents at end of period	$60,719	$96,753

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     The Company and Significant Accounting Policies

  Waddell & Reed Financial, Inc. and Subsidiaries

        Waddell & Reed Financial, Inc. and subsidiaries (hereinafter referred to as the "Company," "we," "us," or "our") derive revenues primarily from investment management, investment product underwriting and distribution, and shareholder services administration provided to the Waddell & Reed Advisors Group of Mutual Funds ("Advisors Funds"), W&R Funds, Inc. ("W&R Funds"), W&R Target Funds, Inc. ("Target Funds"), the Ivy Fund portfolios (the "Ivy Funds"), and Waddell & Reed InvestEd Portfolios, Inc. ("InvestEd") (collectively, the "Funds"), and institutional and separately managed accounts.

  Basis of Presentation

        We have prepared the accompanying unaudited consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to enable a reasonable understanding of the information presented. The information in this Quarterly Report on Form 10-Q should be read in conjunction with Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited financial statements and notes thereto included in our December 31, 2002 Annual Report on Form 10-K.

        In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only a normal and recurring nature) necessary to present fairly our financial position at March 31, 2003 and December 31, 2002 and the results of operations and cash flows for the three months ended March 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States.

  Use of Estimates

        Accounting principles generally accepted in the United States require us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses when preparing our consolidated financial statements. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year.

  Stock-Based Compensation

        The Company accounts for stock option compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). In accordance with APB 25, no compensation costs have been recognized with respect to stock options granted.

        The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FAS 123.

	March 31,
	2003	2002
	(in thousands, except per share data)
Net income, as reported	$1,600	$24,779
Add: Stock-based employee compensation included in reported net income, net of related tax effect reported	17,057	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax Pro forma	(23,417)	(3,322)

Pro forma net income (loss)	$(4,760)	$21,457

Basic earnings (loss) per share
As reported	$0.02	$0.31
Pro forma	$(0.06)	$0.27
Diluted earnings (loss) per share
As reported	$0.02	$0.30
Pro forma	$(0.06)	$0.26

        Pro forma net loss for the first quarter 2003 included a $4.6 million, net of tax, write-off of unamortized FAS 123 expense related to options cancelled in the stock option tender offer. Because of significantly higher Black-Scholes valuations for tendered options at their date of grant compared to their valuation at the time of the first quarter 2003 tender offer, the charge to earnings for the exchange of options for restricted shares was less than the remaining unamortized FAS 123 expense for these options.

        In recognition of the business changes that are emerging for stock option compensation, the board of directors of the Company approved the grant of restricted shares of the Company's common stock in lieu of stock options. An initial grant of 315,598 shares of restricted stock was made on December 31, 2002 and followed by additional grants of 538,470 shares during this year's first quarter. Restricted share grants vest on a four-year schedule and the value of such shares at the date of grant are expensed on a straight-line basis over their vesting period. We recorded approximately $0.6 million to equity compensation expense for the amortization of restricted stock during the first quarter of 2003. A tender offer for the exchange of restricted stock for certain stock options in the first quarter of 2003 significantly impacted stock-based compensation included in reported net income and pro forma net income. See Note 7.

2.     Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand and short-term investments. We consider all highly liquid investments with original or remaining maturities of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents at March 31, 2003 and December 31, 2002 include amounts of $14.8 million and $13.9 million, respectively, for the benefit of customers in compliance with securities industry regulations. Substantially all cash balances are in excess of federal deposit insurance limits.

        Cash deposited with the Circuit Court of Jefferson County, Alabama as an appeal bond in connection with our litigation with United Investors Life Insurance Company ("UILIC") in the amount of $63.4 million is excluded from "Cash and cash equivalents" and is included in "Prepaid expenses and other current assets" on the consolidated balance sheet.

3.     Fair Value Hedge

        On March 12, 2002, our $200.0 million 7.5% fixed rate senior notes maturing in February 2006 (the "Notes") were effectively converted to variable rate debt by entering into an interest rate swap agreement. The difference in floating rate interest paid and 7.5% fixed rate interest received is recorded as an adjustment to interest expense during the period that the related debt is outstanding. As short-term interest rates fall, our interest expense declines and vice versa. As of March 31, 2003, the floating rate being paid was 3.75%. The change in the fair value of the swap is recorded on the consolidated balance sheet by adjusting the carrying amounts of the Notes by an offsetting amount for the swap.

        Under Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities," we account for the swap as a fair value hedge of the Notes. This swap is considered 100% effective in hedging the changes in the fair value of the Notes arising from changes in interest rates, and accordingly, there has been no impact on earnings resulting from any ineffectiveness associated with this transaction. Interest expense savings realized as a result of the hedge was approximately $1.9 million and $317 thousand for the three months ended March 31, 2003 and 2002, respectively. As of March 31, 2003, we have recorded a cumulative increase in "Other assets" of $14.4 million to reflect the fair value of the swap and a cumulative increase in "Long-term debt" of $14.4 million to reflect the fair value of the Notes.

4.     Stockholders' Equity

  Earnings per Share

        Basic earnings per share are computed based on the weighted average number of common shares outstanding, exclusive of non-vested restricted stock awards, for the periods ended March 31, 2003 and 2002, respectively. Diluted earnings per share for these periods are computed based on the weighted average number of common shares outstanding, exclusive of non-vested restricted stock awards, plus the effect of the dilutive impact of stock options, plus the effect of the dilutive impact of all restricted stock awards.

        The components of basic and diluted earnings per share were as follows (in thousands, except per share data):

	Three months ended March 31,
	2003	2002
Net income	$1,600	$24,779

Weighted average shares outstanding-basic	80,499	80,452
Dilutive potential shares from stock options and restricted stock awards	601	2,690

Weighted average shares outstanding-diluted	81,100	83,142

Earnings per share:
Basic	$0.02	$0.31
Diluted	$0.02	$0.30

        On March 11, 2003, our board of directors approved a dividend in the amount of $.1326 per share to stockholders of record as of April 10, 2003 to be paid on May 1, 2003. The total dividend paid was $10.9 million.

5.     Acquisition of Subsidiaries

        On December 16, 2002, in a business combination accounted for as a purchase, we acquired the business of Mackenzie Investment Management Inc. ("MIMI"), a Florida-based U.S. investment management subsidiary of Toronto-based Mackenzie Financial Corporation ("MFC") and adviser of the Ivy Funds sold in the United States. We continue to operate MIMI's business through our subsidiary, Waddell & Reed Ivy Investment Company ("WRIICO"). The results of operations of WRIICO are included in the accompanying financial statements since the date of acquisition. The total cost of the acquisition, including expenses, was $61.5 million, which exceeded the fair value of the net assets of MIMI by $43.1 million. We recorded goodwill of $20.2 million and indefinite lived intangible assets of $22.9 million in connection with this transaction. Because identifiable intangible assets recognized in connection with the purchase of the business of MIMI are contracts related to the management of mutual funds which will be continually offered and are not expected to be terminated in the foreseeable future, such intangible assets were determined to be non-amortizable under Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). Goodwill recognized in connection with the purchase of the business of MIMI is not deductible for tax purposes.

        The table below summarizes the preliminary allocation of the purchase price (in millions):

Net tangible assets acquired	$18.4
Identified intangible assets (not subject to amortization)	22.9
Goodwill	20.2

Total purchase price	61.5

        We have not presented pro forma combined results of operations for this acquisition because the results of operations as if this acquisition were made at the beginning of the earliest period presented would not have been materially different from the amounts reported in the accompanying consolidated statements of income.

6.     Goodwill and Identifiable Intangible Assets

        Goodwill represents the excess of the purchase price over the tangible assets and identifiable intangible assets of an acquired business. In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141 and SFAS 142. SFAS 141 requires the purchase method of accounting for all acquisitions. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized. Instead, such goodwill and other intangible assets will be tested annually for impairment. We adopted the provisions of SFAS 141 upon its issuance and SFAS 142 effective January 1, 2002.

        Changes in the carrying amount of goodwill (in thousands) for the periods presented were as follows:

December 31, 2002 balance, net of accumulated amortization	$193,749
Adjustment to goodwill for acquisition purchase price of WRIICO	106

March 31, 2003 balance, net of accumulated amortization	$193,855

        Identifiable intangible assets (all considered indefinite lived) are summarized as follows:

	March 31, 2003	December 31, 2002
	(in thousands)
Unamortized intangible assets:
Mutual fund management advisory contracts	$6,646	$6,646
Subadvisory management contracts	16,300	16,300

Total	$22,946	$22,946

        We periodically review the recoverability of intangible assets by comparing the carrying value of the associated intangible assets to their fair value. The determination of possible impairment is primarily measured by reference to various valuation techniques commonly used in the investment management industry, including appraisals, quoted market values, and future cash flows. Our fiscal 2003 annual goodwill impairment assessment will be performed as of the quarter ending June 30, 2003.

7.     Stock Option Tender Offer

        In an effort to enhance long-term value for our stockholders, reduce the total number of options outstanding, and improve our ability to retain and provide incentives to our talented and valuable employees, on February 12, 2003, the Company made a tender offer to exchange certain stock options for an economically equivalent grant of restricted stock.

        Option holders participating in the tender offer received a number of shares of restricted stock for each option tendered dependent on the strike price of the options tendered. Participants tendered 93% of all options eligible to be tendered. The Company issued a total of 1,541,612 shares of restricted stock upon the expiration of the tender offer on March 14, 2003. Of the total number of restricted shares issued, the Company repurchased 609,740 shares from the participants upon their direction for payment of their individual income tax liabilities. As a result, 931,872 net shares of restricted stock were issued. We recorded a charge of $27.1 million ($17.2 million after-tax) to equity compensation in the first quarter of 2003 due to the tender offer.

        All shares of restricted stock issued pursuant to the tender offer were issued under the Company Stock Incentive Plan and are fully vested, but are subject to transfer restrictions. The transfer restrictions will expire in

33 1/3% increments beginning on the second anniversary of the grant date. As part of the terms of the tender offer, participating division and district managers entered into a non-solicitation agreement with the Company and all participants agreed to waive any and all future participation in the Company's Stock Option Restoration Program.

8.     Contingencies

  Litigation

        As previously disclosed in our 2002 Annual Report on Form 10-K, we have been in litigation with United Investors Life Insurance Company ("UILIC") in the Circuit Court of Jefferson County, Alabama (CV-002720) over the terms of a disputed compensation agreement executed in July 1999 by UILIC and our broker-dealer subsidiary, Waddell & Reed, Inc. ("W&R") (the "Letter Agreement") and our customers' replacement of UILIC variable annuity policies with Nationwide variable annuity policies. More specifically, UILIC sought the return of all compensation pursuant to the Letter Agreement on all UILIC variable annuity policy assets under management sold by our financial advisors and also sought damages against us for various causes of action including, among others, conversion, fraud, and tortious interference regarding the exchange of the variable annuity policies.

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

        The $50 million jury verdict accrues interest at 12% per annum from June 25, 2002. The judgment has been stayed with the posting of an appeal bond in the amount of $62.5 million in cash with the Court on July 24, 2002. This deposit is recorded in "Prepaid expenses and other current assets" on the consolidated balance sheet and we earned interest on the deposit at 2.01% per annum during 2002. We are currently earning interest based on the daily federal funds rate.

        Pursuant to a ruling received on April 30, 2001, and the Court's ruling on June 25, 2002, we are currently prohibited from collecting annual compensation of 0.20% on all UILIC variable annuity policy assets under management sold by our financial advisors before January 1, 2000 and annual compensation of 0.25% on all variable annuity policies' assets under management on UILIC variable annuity policies sold by our financial advisors after January 1, 2000.

        On July 24, 2002 the Company filed its Notice of Appeal with the Alabama Supreme Court. The Notice of Appeal requested an appellate review of the jury's verdict and the finding of the Court regarding the Letter Agreement, including its previous ruling on basis point compensation that became effective on April 30, 2001. Oral arguments were heard on February 19, 2003. On April 18, 2003 the Alabama Supreme Court, in a 7-1 opinion, reversed the entire $50 million jury verdict. In its opinion, the Court found that UILIC's claims regarding the replacement of the variable annuity policies, namely, tortious interference, fraudulent suppression and promissory fraud were improperly submitted to the jury and that the trial court should have entered a judgment as a matter of law for the Company on these claims. As a result, these claims will not be remanded back to the trial court for retrial and any claims that UILIC has regarding the loss of its annuity business in this case have been extinguished.

        Separately, the remaining claims, namely breach of contract, conversion and fraudulent suppression (regarding the development of a new product pursuant to the Letter Agreement) were remanded back to the trial court for a new trial. This action was required because the jury had returned a general verdict in the case and the Supreme Court could not determine or assume that the earlier verdict was based only on the claims that the Supreme Court determined were properly submitted to the jury. The alleged damage claimed by UILIC on these claims is approximately $11 million plus punitive damages. UILIC was unsuccessful in the first trial on its claim for punitive damages.

        At retrial, the Company intends to pursue its own counterclaims against UILIC for fraud, breach of contract and unjust enrichment. In addition, it intends to seek the reinstatement of the basis point compensation bargained for in the Letter Agreement on all UILIC variable annuity policy assets under management sold by the Company's financial advisors. This basis point compensation was halted by the trial court at the original trial. On May 2, 2003 UILIC filed a Motion for Rehearing with the Alabama Supreme Court. On May 5, 2003 the Company filed a motion with the Alabama Supreme Court for the immediate release of the cash bond. A ruling on both motions is expected shortly. The date for a new trial has not been set.

        In the opinion of management, the size and nature of the judgment, if any, is unknown and not reasonably determinable; therefore, no liability has been recorded in the consolidated financial statements of Waddell & Reed Financial, Inc.

        On or about October 10, 2001, UILIC sued the Company and its California financial advisors (collectively, the "W&R Defendants") in the California Superior Court in and for the County of Los Angeles (hereafter, "State Court") (BC25943). UILIC's complaint was based upon California Business and Professions Code Section 17200 et seq., and sought restitution of amounts received, an accounting, and the imposition of a constructive trust. In addition, as in the Alabama suit, UILIC also requested an injunction essentially preventing the replacement of UILIC variable annuity policies with Nationwide variable annuity policies by our customers. In its pleadings, UILIC claimed that it is not seeking damages, restitution or any remedy on its own behalf, but that the claim was brought on behalf of the general public and those persons who either currently own or previously owned variable annuity policies sold by the W&R Defendants. Specifically, UILIC claimed that the W&R Defendants violated California's Unfair Business Practices Act by replacing existing UILIC variable annuity contracts with variable annuity contracts issued by Nationwide, purportedly failing to conduct proper suitability analyses, making material misrepresentations, withholding material information about the Nationwide variable annuity contracts, and refusing to service existing UILIC variable annuity contracts.

        On November 9, 2001, the W&R Defendants removed the action to the United States District Court for the Central District of California (hereafter, "Federal Court") (CV 01-09684 TJH). Thereafter, the W&R Defendants filed a motion to dismiss UILIC's complaint on the grounds that it is preempted by the Securities Litigation Uniform Standards Act of 1998 ("SLUSA"). SLUSA requires the dismissal of a covered state law class action that alleges an untrue, manipulative, or deceptive statement or omission in connection with the purchase or sale of a covered security. On or about July 19, 2002, the Federal Court issued a one page minute order, without opinion, denying the motion to dismiss and, on its own motion, remanding the case back to State Court. On or about July 24, 2002, the W&R Defendants filed a Notice of Appeal with the United States Court of Appeals for the Ninth Circuit (the "Ninth Circuit") from the Federal Court's Order. On January 24, 2003, the Ninth Circuit ordered the parties to further brief the issues. It is anticipated that the issue will be fully briefed by June of 2003 with a decision regarding dismissal to be rendered by the Ninth Circuit before the end of the third quarter of 2003.

        Based on information currently available, management believes that the Company's probability of liability for damages, although unknown, is remote.

Arbitration

        As previously disclosed in our most recent Form 10-K filed with the SEC, a NASD Dispute Resolution Arbitration Panel (the "Panel") entered an award of $27.6 million against W&R on August 7, 2001 (97-03642). The award was made upon the conclusion of an arbitration proceeding conducted in New York arising from a complaint by Stephen Sawtelle, a former W&R financial advisor. In the arbitration, this advisor claimed that following his termination on February 10, 1997, W&R engaged in conduct that tortiously interfered with his prospective business relations and violated provisions of the Connecticut Unfair Trade Practices Act ("CUTPA"). The Panel found W&R liable and directed payment of approximately $1.8 million in compensatory damages, plus attorneys fees of $747,000. It also held that W&R had violated CUTPA and ordered the payment of punitive damages in the amount of $25.0 million. On August 8, 2001, the former advisor filed a petition with the Supreme Court of the State of New York, County of New York, seeking to confirm the award (115056/01). Shortly thereafter, W&R filed a motion to have the award vacated or modified.

        On or about June 3, 2002, the New York Supreme Court reduced the compensatory damage and attorneys fee award from $2.5 million to $1.8 million and confirmed the original punitive damage award of $25.0 million. The judgment was stayed with the posting of an appeal bond with the Court in the amount of $28.7 million backed by a letter of credit in the amount of $36 million, which in turn is collateralized by $44.7 million in investment securities.

        In September of 2002, the Company made a strategic legal decision to no longer appeal the compensatory damage and attorneys fees portion of the award after it was reduced from $2.5 million to $1.8 million. This decision was made at the time our appeal briefs were filed with the Appellate Division of the New York Supreme Court and reflected our strategy to focus on contesting the related punitive damage award of $25.0 million. During last year's third quarter, we recorded a $2.0 million charge to general and administrative expense for the estimated cost of the payment of the compensatory damage and attorneys fees portion of the award. The inclusion of pre- and post-judgment interest on the award increased the total charge to $2.0 million.

        On February 11, 2003, the Appellate Division of the New York Supreme Court vacated the Panel's punitive damage award of $25.0 million and remanded the matter back to the Panel for reconsideration of the issue of punitive damages. The Court upheld the lower court's previous rulings on compensatory damages and attorneys' fees. We satisfied the outstanding judgment on these awards on February 25, 2003. On March 4, 2003, Mr. Sawtelle filed a Motion for Permission to Appeal the Appellate Division's February 11, 2003 order to the New York Court of Appeals. On March 5, 2003, Mr. Sawtelle petitioned the Panel for reconsideration of the issue of punitive damages.    On May 13, 2003, the Panel heard arguments from both sides regarding the issue of punitive damages. An additional hearing date has been scheduled by the Panel on May 20, 2003 for deliberation on the issue. The outcome and timing of Mr. Sawtelle's court appeal or the determination of punitive damages by the Panel, if any, cannot be predicted at this time.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. All statements, other than statements of historical fact included in this Form 10-Q regarding our financial position, business strategy and other plans and objectives for future operations are forward-looking statements. All forward-looking statements included in this Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update such forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct or that we will take any actions that may presently be planned and neither us nor any other person will be responsible for the accuracy or completeness of any such forward-looking statements. Certain important factors that could cause actual results to differ materially from our expectations are disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2002, which include, without limitation, a risk that the expected benefits from the expansion of our distribution channels may not be as beneficial as expected, the adverse effect from a decline in securities markets or if our products' performance declines, failure to renew investment management agreements, our ability to retain key personnel and financial advisors, adverse results of litigation and/or arbitration, acts of terrorism and/or war, competition, changes in government regulation, availability and terms of capital, regulatory enforcement actions, acquisition strategy, less favorable economic and market conditions, including our cost to finance the Company, and other risks as set out in the reports filed by us with the Securities and Exchange Commission. Should one or more of these risks materialize or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. All subsequent written or oral forward-looking statements attributable to us, or persons acting on our behalf are expressly qualified in their entirety by such factors.

        The information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Form 10-Q and the audited financial statements and notes thereto in our 2002 Annual Report on Form 10-K, as well as a more detailed explanation of risk factors at the end of this Item 2 under the heading entitled "Forward Looking Information."

Overview

        We derive our revenues primarily from providing investment management, distribution, and administrative services to the Funds and institutional and separately managed accounts. Investment management fees, our most substantial source of revenues, are based on the amount of average assets under management and are affected by sales levels, financial market conditions, redemptions, and the composition of assets. Underwriting and distribution revenues, another substantial source of revenues, consist of sales charges and commissions derived from sales of investment and insurance products, distribution fees on certain variable products, asset based fees earned on our SPA product, as well as Legend's advisory services. Legend is a wholly owned and consolidated subsidiary that specializes in the distribution of 403(b) plans to educational institutions. The products sold have various sales charge structures and the revenues received from sales of products vary based on the type and amount sold. Rule 12b-1 distribution fees earned for distributing certain mutual fund shares are based upon a percentage of assets and fluctuate based on sales, redemptions, and financial market conditions. Service fees include transfer agency fees, custodian fees for retirement plan accounts, and portfolio accounting fees.

Significant Developments

Stock Option Tender Offer

        In an effort to enhance long-term value for our stockholders, reduce the total number of options outstanding, and improve our ability to retain and provide incentives to our talented and valuable employees, on February 12, 2003, we made a tender offer to exchange certain stock options for an economically equivalent grant of restricted stock. For details, please see Note 7. to the Unaudited Consolidated Financial Statements which appears earlier in this document.

United Investors Life Insurance Litigation

        On April 21, 2003, the Company announced that in a 7-1 opinion, the Alabama Supreme Court had reversed the entire $50 million jury verdict rendered against it by an Alabama jury in favor of United Investors Life

Insurance Company ("UILIC") in March of 2002. For details, please see Note 8. to the Unaudited Consolidated Financial Statements which appears earlier in this document.

Strategic Alliance with Securian Financial Group

        On April 23, 2003 the Company entered into a Strategic Alliance Agreement with Securian Financial Group, Inc. ("Securian"), through which it will become investment adviser on substantially all equity assets currently actively managed by Advantus Capital Management, Inc. ("Advantus"). The Company also intends to purchase certain Advantus assets. Advantus is a subsidiary of Securian and is an affiliate of Minnesota Life Insurance Company.

        Over a period of six months, we expect, through the strategic alliance, to become adviser for approximately $2.1 billion of assets currently advised by Advantus.

        Under the terms of the strategic alliance, Waddell & Reed will:

  •
  become investment adviser for eight equity portfolios of Advantus Series Fund, Inc., a fund family underlying variable annuity and other insurance products, with actively managed equity assets of approximately $1.2 billion at March 31, 2003;

  •
  become investment adviser for 11 retail mutual funds within the Advantus Funds family (the "Advantus Funds")with approximately $525 million in assets at March 31, 2003;

  •
  manage approximately $200 million in equity assets within the general accounts of Minnesota Life Insurance Company and Securian Holding Company; and

  •
  receive approximately $150 million in assets for investment into the Ivy Funds from Minnesota Life's actively managed unregistered separate accounts utilized in retirement plans sold by Securian.

        It is anticipated that, upon the approval of the requisite mutual fund boards, the Advantus Series Fund, Inc. funds will be merged into the W&R Target fund family—whose funds also are utilized in insurance products, and the Advantus Funds will be merged into the Ivy Funds—a retail fund family. Waddell & Reed currently serves as the investment advisor for both the W&R Target Funds and the Ivy Funds. The actively managed equities in the Minnesota Life and Securian Holding Company general accounts will be managed as separate accounts. Minnesota Life's unregistered separate accounts used primarily for their 401(k) products will be mapped into Ivy Funds of like objective.

        Management of these assets is expected to transition to Waddell & Reed over a period of approximately six months. Approximately $1.2 billion in equity assets is expected to be managed by Waddell & Reed effective May 1, 2003; approximately $780 million additional equity assets is expected to be advised by Waddell & Reed at the closing of the series fund and retail fund mergers, anticipated in September 2003 and November 2003, respectively, with the majority of these additional assets remaining with subadvisors at closing; and the remaining $120 million is expected to be transferred to Waddell & Reed over the next six months.

        Exclusive of seed money, Waddell & Reed will pay 1.05 percent of assets under management related to the Advantus Funds and 1.80 percent of assets under management related to the equity funds of Advantus Series Fund, Inc. At March 31, 2003 asset levels, this equates to a purchase price of $26 million. Waddell & Reed expects the strategic alliance to be immediately accretive to earnings.

        The strategic alliance has been approved by the boards of directors of Waddell & Reed Financial, Inc. and Securian Financial Group, Inc. The fund mergers are subject to approval by the trustees of the Ivy Funds, the boards of directors of the W&R and W&R Target Funds, and the boards of directors of the Advantus Funds and Advantus Series Funds. The Advantus boards of directors have approved Waddell & Reed as interim adviser on certain of the funds. Final approval of the fund mergers requires approvals from the shareholders of the Advantus Funds and Advantus Series Funds, as well as customary regulatory approvals.

Results of Operations—Three Months Ended March 31, 2003 as Compared with Three Months Ended March 31, 2002

        The Company reported net income of $1.6 million, or $0.02 per diluted share, in the first quarter of 2003 compared to net income of $24.8 million, or $0.30 per diluted share in first quarter of 2002. In this year's first quarter, we completed a tender offer to exchange certain stock options for an economically equivalent grant of restricted stock. This resulted in a charge of approximately $27.1 million ($17.2 million after-tax). For details of the tender offer, please see Note 7. to the Unaudited Consolidated Financial Statements which appears earlier in this document. Additionally, a 13% decline in overall average assets under management and a 29% decline in front-load investment product sales negatively impacted 2003 first quarter earnings.

Investment Management Fee Revenues

	Average **
	1Q 03	1Q 02	% Change
Mutual Fund
Equity	$16,612	$22,006	-24.5%
Fixed Income	4,265	3,476	22.7%
Money Market	1,202	1,163	3.4%

Total	22,079	26,645	-17.1%
Institutional and separate accounts	5,663	5,396	4.9%

Total	$27,742	$32,041	-13.4%

Strategic Portfolio Allocation*	$710	$528	34.5%

*
Strategic Portfolio Allocation ("SPA") assets are included within the applicable retail mutual fund category to which they relate, i.e., equity, fixed income and money market.

**
Average is calculated using daily ending balances for mutual funds and monthly ending balances for "institutional and separate    accounts" and "SPA."

        Investment management fee revenues were $44.8 million, a decline of $5.8 million, or 12%, from 2002's first quarter. Partially offsetting this decline was the addition of the Ivy Fund assets and Waddell & Reed Ivy Investment Company's ("WRIICO") subadvised assets in December 2002. Average assets for the current quarter were $27.7 billion, a 13% decline compared to the first quarter of 2002. The management fee rate increased slightly to 65.5 basis points compared to 64.1 basis points in last year's comparable period.

Change in Assets Under Management

        The following table summarizes the changes in our assets under management. All sales are net of sales charges, also known as commissions. The activity includes all activity of our Funds and institutional and separate accounts, including money market funds and net asset value accounts for which we receive no sales charges. As our business evolves, and to provide greater disclosure clarity, we have refined the way we report asset flows and sales. Beginning this quarter, the activities of our sales force are reported separately from all our other sales efforts including institutional, defined benefit, intermediary, subadvisory and Legend. We are disclosing the results of activity generated by the Waddell & Reed sales force under the caption "Waddell & Reed Advisors" and the results of activity generated by all our other sales efforts under the caption "Wholesale." We believe this provides clearer, more relevant disclosure regarding the contributions and growth characteristics of each component of our distribution.

Changes in Assets Under Management

	Waddell & Reed Advisors	Wholesale	Total
	(amounts in millions)
March 31, 2003 QTD
Beginning Assets	$21,497.0	$6,617.9	$28,114.9
Sales (net of sales charges)	628.1	676.9	1,305.0
Redemptions	(851.7)	(484.0)	(1,335.7)

Net Sales	(223.6)	192.9	(30.7)
Net Exchanges and Adjustments	(12.3)	10.5	(1.8)
Reinvested Dividends and Capital Gains	43.7	40.8	84.5

Net Flows	(192.2)	244.2	52.0
Market Appreciation/(Depreciation)	(471.4)	(152.5)	(623.9)

Ending Assets	$20,833.4	$6,709.6	$27,543.0

March 31, 2002 QTD
Beginning Assets	$27,128.7	$5,677.1	$32,805.8
Sales (net of sales charges)	806.6	301.1	1,107.7
Redemptions	(861.8)	(236.7)	(1,098.5)

Net Sales	(55.2)	64.4	9.2
Net Exchanges and Adjustments	(16.9)	8.3	(8.6)
Reinvested Dividends and Capital Gains	37.0	26.2	63.2

Net Flows	(35.1)	98.9	63.8
Market Appreciation/(Depreciation)	(454.2)	(71.2)	(525.4)

Ending Assets	$26,639.4	$5,704.8	$32,344.2

        The Waddell & Reed Advisors long-term redemption rate, which excludes money market funds, increased from 8.1% in the first quarter of 2002 to 12.2% in this year's first quarter. This redemption rate has increased due to the continued depreciation of assets (the denominator of the rate formula) and, to a lesser extent, an increase in redemptions (the numerator of the rate formula). The Wholesale long-term redemption rate, which excludes money market funds increased from 17.0% in first quarter 2002 to 28.0% in first quarter 2003. The uncertainty in the market place and the political conflicts in the world continue to cause our investors to remain cautious in their investment plans.

Underwriting and Distribution Fee Revenues and Expenses

        Underwriting and distribution fee revenues were $42.8 million, a decrease of $5.1 million, or 11%, from last year's first quarter. Revenues from front-load investment products, consisting primarily of commissions on Class A shares and variable annuities, decreased $5.5 million, or 21%, largely due to the decrease in related front-load investment product sales of 29%. In the opinion of management, the decline in sales is attributable to the reluctance of our investors to provide additional capital in this weak economic and financial market environment.

        Asset-based fee revenues earned on deferred-load products (Class B and Class C shares) were $2.9 million, a decline of 15%, or $0.5 million, primarily due to a 15% decline in related assets under management-largely due to market depreciation.

        Offsetting the declines in revenue discussed above were higher revenues from asset-based fees earned on our Strategic Portfolio Allocation ("SPA") product and increased commissions received on insurance product sales. SPA revenues increased $0.9 million from the prior year's first quarter due to the increase in average assets managed in our SPA products. Average SPA assets increased from $528 million in first quarter 2002 to $710 million in first quarter 2003 as client interest continues to develop in a product that has enhanced the optimization potential of return on investment through a dynamic asset allocation system.

        Underwriting and distribution expenses were $44.5 million, a decrease of $1.9 million, or 4%, from last year's first quarter. Direct costs related to front-load investment product sales decreased $3.4 million, or 22%, directly correlating to the 21% decrease in front-load investment product revenue resulting from lower front-load investment product sales. Front-load sales for the quarter were $356.2 million, down 29% compared to first quarter of 2002. Direct costs related to the sale of investment products that are other than front-load (i.e., deferred-load mutual funds, SPA asset allocation, insurance, direct selling costs of Legend and advisor incentive compensation) remained virtually unchanged overall from last year's first quarter.

        Indirect selling costs (expenses that do not fluctuate directly with sales volume or sales revenues) increased by $1.5 million, or 9%, in total from last year's first quarter. One such indirect selling cost, Rule 12b-1 cost reimbursements, received from the Funds declined $0.5 million resulting in increased expenses. These cost reimbursements are limited to 0.25% of average assets under management, so as average assets decline the maximum reimbursements decline. Indirect costs associated with WRIICO (acquired on December 16, 2002) were $0.6 million. Increases in other indirect costs included an increase in legal costs associated with distribution of investment products, an increase in group health and accident insurance for Waddell & Reed Advisors, and standard annual increases in rental costs for field offices. Increases in indirect selling costs were partially offset by a reduction in spending related to our national advertising campaign.

        Our consolidated distribution margin declined from 3.3% in last year's first quarter to -4.0% for this year's first quarter primarily due to a decrease in sales and an increase in indirect selling costs. Our Waddell & Reed Advisors distribution margin, which excludes our wholesale efforts (institutional, defined benefit, intermediary, subadvisory and Legend) and better reflects the activity of our salesforce only, declined to -2.2% for this year's first quarter from 1.4% for last year's first quarter.

Shareholder Service Fee Revenue

        Shareholder service fee revenues from transfer agency, custodian, and accounting services were $16.9 million, an increase of $0.6 million, or 4%, from the first quarter of 2002. The increase in service fee revenues was primarily due to an increase in the average number of accounts over last year's first quarter. The average number of shareholder accounts increased 3% to 2.21 million at March 31, 2003, compared with 2.14 million at March 31, 2002.

Compensation and Related Costs

        In this year's first quarter, compensation and related costs, excluding equity compensation discussed below, increased $2.2 million, or 14%, to $17.7 million. The increase in compensation and related costs in the first quarter 2003 was a result of temporary compensation costs paid to employees of WRIICO of approximately $1.6 million, as well as higher expenses for compensation, pension and healthcare for the remainder of the W&R employees.

  Equity Compensation

        Equity compensation expense in the first quarter of 2003 was $27.7 million. This amount primarily consisted of a $27.1 million charge due to the stock option tender offer made to employees, consultants, financial advisors and directors (except Keith A. Tucker, Chairman and CEO) on February 12, 2003, to exchange certain stock options for an economically equivalent grant of restricted stock. The exchange replaced 7.5 million options with approximately 1.5 million restricted shares. Of the total number of restricted shares issued, we repurchased 609,740 shares from participants at their direction to satisfy individual income tax liabilities. The tender offer resulted in a net issuance of 931,872 shares of restricted stock that vested immediately.

        In addition to the charge for the tender offer in the first quarter 2003, we recorded approximately $0.6 million in amortization expense related to restricted stock grants following the Company's business decision to begin issuing restricted stock in lieu of options as incentive compensation. The first grant of this type was made December 31, 2002, on which we granted 315,598 shares of restricted stock. During the first quarter of 2003, we granted an additional 538,470 shares of restricted stock. Restricted share grants vest on a four-year schedule and are expensed on a straight-line basis over the vesting period.

General and Administrative Costs

        General and administrative expenses decreased by $0.3 million, or 3.2%, to $9.5 million in the first quarter of 2003 due to a decrease of approximately $1.5 million in legal costs over the first quarter of 2002, partially offset by the inclusion of WRIICO general and administrative costs in the first quarter of 2003.

Investment and Other Income, Interest Expense and Taxes

        Investment and other income, which consists primarily of interest income from investment securities, increased $0.3 million, or 46% from last year's first quarter. The increase is principally due to an interest-bearing deposit of $62.5 million with the Circuit Court of Jefferson County, Alabama in connection with the posting of an appeal bond related to a compensatory damage judgment against us in the UILIC litigation. Additionally, in this year's first quarter, investment income generated from higher average balances invested in corporate bonds offset lower investment income generated from declining commercial paper balances and rates.

        Interest expense decreased $1.4 million, or 36%, from last year's first quarter. This decrease is primarily due to interest savings related to an interest rate swap agreement we entered into in March of 2002, which effectively converted our 7.5%, fixed rate debt to variable rate debt. At March 31, 2003, the floating rate being paid was 3.75%. The average floating rate paid on the interest rate swap for the quarter ended 2003 was 3.78% compared to 4.33% for the quarter ended 2002. Interest expense related to an increase in average short-term debt outstanding was $0.2 million higher than last year's first quarter due to higher short-term borrowings offset by lower interest rates. Total average debt outstanding for the first quarter of 2003 was $270.0 million compared to $219.5 million for the first quarter of 2002. The effect on interest expense from the increase in overall average debt outstanding was partially offset by a decrease in borrowing rates. Our 2003 first quarter overall average interest rate, which includes other borrowing costs such as commitment fees, was 3.8% compared to 7.3% for the same period last year.

        Our effective income tax rate for the first quarter of 2003 was 13.7% compared to 35.4% for the first quarter of 2002. The decline in the rate was primarily due to the $27.1 million charge for the stock option tender thereby lowering the size of pre-tax income reported for the quarter relative to the size of permanent book-tax differences, favorable resolution of certain prior years' tax liabilities with tax authorities, and Kansas tax legislation favorable to mutual fund companies.

Liquidity and Capital Resources

        Cash and cash equivalents were $60.7 million at March 31, 2003, an increase of $7.3 million from December 31, 2002. Cash and cash equivalents included reserves of $14.8 million and $13.9 million for the benefit of customers in compliance with securities regulations at March 31, 2003 and December 31, 2002, respectively. Cash and cash equivalents, investment securities available-for-sale and current receivables increased to $250.5 million at March 31, 2003 from $177.9 million at December 31, 2002, primarily due to an increase of $61.6 million in current receivables due to several large purchases into our Funds that settled following quarter end. These transactions also increased our accounts payable at March 31, 2003 by $61.5 million.

        We are contingently liable under a standby letter of credit in the amount of $36.0 million that expires in June of 2003. As collateral for performance of obligations of the bank under the letter of credit, we have pledged a portion of our investment securities with a combined market value of $44.8 million at March 31, 2003. These securities are recorded in "Investment securities—available for sale" on the consolidated balance sheet. This standby letter of credit was issued in connection with a court appeal bond posted with the New York Supreme Court related to the NASD arbitration award. The appeal bond was purchased in the form of a surety bond, the only available means to post an appeal bond in the State of New York. On February 11, 2003, the $25.0 million punitive damage award was vacated and the matter was remanded back to the NASD arbitration panel by the Appellate Division of the New York Supreme Court. The Company expects the collateral to be released during the second quarter of 2003.

        As of March 31, 2003, the Company had cash deposited with the Circuit Court of Jefferson County, Alabama as an appeal bond in connection with our litigation with UILIC in the amount of $63.4 million that is included in "Prepaid expenses and other current assets." On April 21, 2003, the Company announced that in a 7-1 opinion, the Alabama Supreme Court had reversed the entire $50 million jury verdict rendered against the Company by an Alabama jury in favor of UILIC in March of 2002. We expect that the cash deposited for the appeal bond will be returned to us during the second quarter of 2003.

        Cash flow provided from operations was $12.9 million and $27.5 million for the first quarters of 2003 and 2002, respectively. The decrease is primarily due to lower net income from operations. In addition, cash flows from operations in the first quarter of 2003 were also impacted by the payment of severance liabilities assumed as part of the WRIICO acquisition. Changes to other receivables and accounts payable for the first quarter 2003 resulted primarily from several large purchases into our Funds that settled following quarter end.

        Cash outflows from investing activities were $4.5 million during the quarter ended March 31, 2003 compared to $3.5 million during the quarter ended March 31, 2002. On March 11, 2003, we paid $3.2 million related to final working capital adjustments in connection with our acquisition of WRIICO. Capital expenditures in the first quarter 2003 were approximately $2.7 million compared to $3.8 million in the prior year's first quarter. Partially offsetting the outflows of cash in the first quarter 2003 was approximately $2.0 million in proceeds from the maturity of investment securities.

        Cash flow used in financing activities during the first quarter of 2003 was $1.1 million. The use of cash consisted of dividends paid in the amount of $10.7 million and approximately $10.6 million paid for the purchase of shares from the participants in the tender offer upon their direction for payment of their individual income tax liabilities (see "Significant Developments" above). These amounts were partially offset by increased short-term borrowings of $20.0 million. Cash flow used in financing activities for the first quarter of 2002 was $19.0 million and consisted primarily of net repayments on short-term borrowings.

        We have available to us a 364-day revolving credit facility with various lenders for a total of $200.0 million, whereby the lenders could, at their option upon our request, expand the facility to $300.0 million. At March 31, 2003, there was no balance outstanding under the line of credit.

        At March 31, 2003, our outstanding long-term debt was $213.2 million, which included a $14.4 million fair market value adjustment related to our interest rate swap, and our outstanding short-term debt was $78.0 million, which reflects increases from December 31, 2002 of $0.1 million and $20.0 million, respectively.

        We believe our available cash, marketable securities and expected cash flows from operations will be sufficient to fund dividends, operations, advance sales commissions, obligations, and other reasonably foreseeable cash needs. We may also continue to repurchase shares of our common stock from time to time, as management deems appropriate. The share repurchases could be financed by our available cash and investments and/or the use of our revolving credit facility or utilization of money market loans.

Stock Repurchase Program

        Except as previously discussed in connection with the tender offer for certain stock options, we did not repurchase any common shares during the first quarter of 2003. In the first quarter of 2002, we repurchased 18,232 common shares at an aggregate cost, including commissions, of $0.6 million. The average price per share of these repurchases was $32.24.

Interest Rate Swap Agreement

        On March 12, 2002, our $200.0 million 7.5% Notes were effectively converted to variable rate debt by entering into an interest rate swap agreement. As of March 31, 2003, the floating rate being paid on the swap is 3.75%.

        Components of the consolidated balance sheet are affected by adjusting the carrying amount of the swap to its fair market value and adjusting the carrying amount of the Notes by an offsetting amount. Accordingly, at March 31, 2003, we increased "Other" long-term liabilities by $14.4 million to reflect the fair market value of the swap and decreased our "Long-term debt" by $14.4 million to reflect the fair market value of the Notes. It is management's opinion that, due to the limited use of significant hedging or other activities involving derivative instruments, changes in the fair value of derivatives are not expected to have a material impact on our operating results or financial position.

Other Information

	1Q 03	1Q 02	% change
Redemption rates—long- term
Waddell & Reed Advisors	12.2%	8.1%
Wholesale	28.0%	17.0%
Total	16.1%	9.7%
Sales per advisor (000s) [1]
Total	130	195	-33.3%
2+ Years [2]	175	266	-34.2%
0 to 2 Years [3]	41	56	-26.8%
Gross production per advisor (000's)	10.7	13.2	-18.9%
Number of financial advisors [1]	3,103	2,956	5.0%
Average number of financial advisors [1]	3,196	3,008	6.3%
Number of shareholder accounts	2,212,394	2,171,171	1.9%

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

        Our future operating results are also dependent upon the level of our operating expenses, which are subject to fluctuation for the following or other reasons: variations in the level of compensation expense due to, among other things, performance-based bonuses, changes in our employee count and mix, and competitive factors; unanticipated costs that may be incurred to protect investor accounts and the goodwill of our clients; legal expenses; and disruptions of services, including those provided by third parties such as communications, power, and the mutual fund transfer agent system. In addition, our future operating results may also be impacted by our ability to incur additional debt, by adverse litigation and/or arbitration, failure to retain key personnel and financial advisors, regulatory enforcement actions and acts of terrorism and/or war. The Company's business is also subject to substantial governmental regulation, and changes in legal, regulatory, accounting, tax, and compliance requirements may have a substantial effect on our operations and results, including but not limited to effects on costs we incur and effects on investor interest in mutual funds and investing in general or in particular classes of mutual funds or other investments.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        The Company has had no significant changes in its Quantitative and Qualitative Disclosures About Market Risk from that previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4.    Controls and Procedures.

        (a)    Evaluation of Disclosure Controls and Procedures.    The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended (the 'Exchange Act)) as of a date within 90 days prior to the filing of this quarterly report (the 'Evaluation Date'), have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        (b)    Changes in Internal Controls.    The Company's internal controls are designed to provide reasonable assurances that the accounting for financial and non-financial information is processed accurately. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Part II.    Other Information

Item 1.    Legal Proceedings.

        See Notes to the Unaudited Consolidated Financial Statements, Note 8. Contingencies beginning on page 13 of this Quarterly Report on Form 10-Q regarding the status of the UILIC litigation and Sawtelle arbitration. Information required by this Item 1 is incorporated herein by reference to the disclosure contained in Note 8. of the Notes to the Unaudited Consolidated Financial Statements.

Item 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits:
		10.1	Second Amendment to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, As Amended and Restated.
		10.2	Second Amendment to the Waddell & Reed Financial, Inc. 1998 Executive Deferred Compensation Stock Award Plan, As Amended and Restated.
		10.3	First Amendment to the 1999 Management Incentive Plan.
		10.4	Second Amendment to the 2003 Executive Incentive Plan.
		99.1	Certification of Chief Executive Officer
		99.2	Certification of Chief Financial Officer
(b)	Reports on Form 8-K:
Current Report on Form 8-K Item 9 dated April 30, 2003. Furnished not filed. No financial statements were required to be filed.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of May, 2003.

WADDELL & REED FINANCIAL, INC.
By:	/s/ KEITH A. TUCKER Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
By:	/s/ JOHN E. SUNDEEN, JR. Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
By:	/s/ MARK A. SCHIEBER Vice President and Controller (Principal Accounting Officer)

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

Date: May 15, 2003	/s/ KEITH A. TUCKER Keith A. Tucker Chairman of the Board and Chief Executive Officer

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

Date: May 15, 2003	/s/ JOHN E. SUNDEEN, JR. John E. Sundeen, Jr. Senior Vice President, Chief Financial Officer and Treasurer

QuickLinks

Waddell & Reed Financial, Inc. Form 10-Q Quarter Ended March 31, 2003
PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES Consolidated Balance Sheets (in thousands)
WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (Unaudited in thousands)
WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES Consolidated Statement of Stockholders' Equity For the Three Months Ended March 31, 2003 (Unaudited in thousands)
WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited in thousands)
WADDELL & REED FINANCIAL, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Changes in Assets Under Management
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
  Item 4. Controls and Procedures.
Part II. Other Information
  Item 1. Legal Proceedings.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
CERTIFICATIONS