Form 10-Q
period 2003-06-30
WADDELL & REED FINANCIAL INC
filed 2003-07-30
CIK 1052100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) F THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

(913) 236-2000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒      No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Yes   ☒      No   ☐

Shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Class	Outstanding as of July 21, 2003
Class A common stock, $.01 par value	82,771,323

Waddell & Reed Financial, Inc.

Form 10-Q

Quarter Ended June 30, 2003

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	June 30, 2003	December 31, 2002
	(unaudited)
Assets

Assets:
Cash and cash equivalents	$75,650	53,418
Investment securities, available-for-sale	85,913	84,118
Receivables:
Funds and separate accounts	18,630	12,444
Customers and other	33,344	27,928
Deferred income taxes	35	3,515
Prepaid expenses and other current assets	6,854	69,277

Total current assets	220,426	250,700

Property and equipment, net	52,276	49,323
Deferred sales commissions, net	15,772	16,464
Goodwill	193,895	193,749
Intangible assets	22,946	22,946
Other assets	29,599	27,310

Total assets	$534,914	560,492

Liabilities and Stockholders’ Equity

Liabilities:
Current liabilities:
Accounts payable	$53,948	49,196
Accrued sales force compensation	9,853	11,785
Accrued other compensation	12,607	19,494
Short-term notes payable	—	58,000
Income taxes payable	9,911	6,002
Other current liabilities	32,687	37,057

Total current liabilities	119,006	181,534

Long-term debt	214,457	213,057
Accrued pensions and post-retirement costs	13,428	10,258
Deferred income taxes	9,703	5,234
Other	1,059	1,104

Total liabilities	357,653	411,187

Stockholders’ equity :
Common stock - $0.01 par value: 250,000 shares authorized; 99,701 shares issued; 82,572 shares outstanding (80,637 at December 31, 2002)	997	997
Additional paid-in capital	234,570	243,277
Retained earnings	324,861	322,857
Deferred compensation	(17,931)	(7,045)
Cost of 17,129 common shares in treasury (19,064 at December 31, 2002)	(364,250)	(407,384)
Accumulated other comprehensive income	(986)	(3,397)

Total stockholders’ equity	177,261	149,305

Total liabilities and stockholders’ equity	$534,914	560,492

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited in thousands, except for per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002

Revenues:
Investment management fees	$49,009	49,358	$93,835	100,015
Underwriting and distribution fees	43,840	48,018	86,617	95,941
Shareholder service fees	17,052	16,669	33,917	32,937
Investment and other income	1,966	1,064	2,922	1,718

Total revenues	111,867	115,109	217,291	230,611

Expenses:
Underwriting and distribution	45,295	48,495	89,774	94,857
Compensation and related costs	16,322	15,695	34,016	31,211
Equity compensation (i)	1,193	—	28,885	—
General and administrative	10,617	8,597	20,106	18,398
Depreciation	1,720	1,595	3,414	3,127
Interest expense	2,570	2,649	5,093	6,593

Total expenses	77,717	77,031	181,288	154,186

Income before provision for income taxes	34,150	38,078	36,003	76,425

Provision for income taxes	11,884	12,816	12,137	26,384

Net income	$22,266	25,262	$23,866	50,041

Net income per share:
• Basic	$0.27	0.31	$0.29	0.62
• Diluted	$0.27	0.31	$0.29	0.60

Weighted average shares outstanding:
• Basic	81,438	80,494	80,969	80,472
• Diluted	82,644	82,304	81,893	82,718

Dividends declared per common share	$0.1326	0.1326	$0.2652	0.2652

(i)             For the six months ended June 30, 2003, equity compensation includes a charge of $27,113 for the stock option tender offer.

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002

Net income	$22,266	$25,262	$23,866	$50,041
Other comprehensive income:
Net unrealized appreciation (depreciation) of investments during the period, net of income taxes of $791, $(636), $879 and $(732), respectively	1,285	(1,041)	1,424	(1,199)
Reclassification adjustment for amounts included in net income, net of income taxes of $513, $0, $605 and $0	836	—	987	—

Comprehensive income	$24,387	$24,221	$26,277	$48,842

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2003

(Unaudited in thousands)

	Common Stock		Additional paid-in capital	Retained earnings	Deferred Compensation	Treasury Stock	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Amount

Balance at December 31, 2002	99,701	$997	$243,277	$322,857	$(7,045)	$(407,384)	$(3,397)	$149,305

Net income	—	—	—	23,866	—	—	—	23,866
Recognition of equity compensation	—	—	(5,795)	—	1,633	32,925	—	28,763
Issuance of restricted shares and other	—	—	(1,392)	—	(12,519)	14,101	—	190
Dividends accrued & paid	—	—	—	(21,862)	—	—	—	(21,862)
Exercise of stock options	—	—	(2,584)	—	—	9,846	—	7,262
Tax benefit from exercise of options	—	—	1,064	—	—	—	—	1,064
Other stock transactions	—	—	—	—	—	(10,650)	—	(10,650)
Treasury stock repurchases	—	—	—	—	—	(3,088)	—	(3,088)
Unrealized gain on investment securities	—	—	—	—	—	—	2,411	2,411

Balance at June 30, 2003	99,701	$997	$234,570	$324,861	$(17,931)	$(364,250)	$(986)	$177,261

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited in thousands)

	For the six months ended June 30,
	2003	2002

Cash flows from operating activities:
Net income	$23,866	$50,041
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,121	3,707
Gain on sale of investments	(1,126)	—
Recognition of equity compensation	28,763	690
Loss on sale and retirement of fixed assets	138	104
Capital gains and dividends reinvested	(64)	(19)
Deferred income taxes	6,466	(2,675)
Changes in assets and liabilities:
Receivables from funds and separate accounts	(6,186)	(2,038)
Other receivables	(250)	(6,575)
Other assets	(467)	(1,122)
Accounts payable	1,722	(5,593)
Other liabilities	(1,907)	5,915

Net cash provided by operating activities	55,076	42,435

Cash flows from investing activities:
Additions to investment securities	(4,715)	(32,137)
Proceeds from sales of investment securities	256	134
Proceeds from maturity of investment securities	2,069	439
Proceeds from appeal bond deposit	62,500	—
Additions to property and equipment	(6,505)	(8,396)
Acquistion of business	(3,315)	—

Net cash provided by (used in) investing activities	50,290	(39,960)

Cash flows from financing activities:
Net short-term borrowings (repayments)	(58,000)	2,200
Cash dividends	(21,590)	(17,780)
Other stock transactions	(10,650)	—
Purchase of treasury stock	—	(11,917)
Exercise of stock options	7,106	8,507

Net cash used in financing activities	(83,134)	(18,990)

Net increase (decrease) in cash and cash equivalents	22,232	(16,515)

Cash and cash equivalents at beginning of period	53,418	91,682

Cash and cash equivalents at end of period	$75,650	$75,167

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.             The Company and Significant Accounting Policies

Waddell & Reed Financial, Inc. and Subsidiaries

Waddell & Reed Financial, Inc. and subsidiaries (hereinafter referred to as the “Company,” “we,” “us,” or “our”) derive revenues primarily from investment management, investment product underwriting and distribution, and shareholder services administration provided to the Waddell & Reed Advisors Group of Mutual Funds (the “Advisors Funds”), W&R Target Funds, Inc. (the “Target Funds”), Ivy Funds, Inc. (the “Ivy Funds”), the Ivy Fund portfolios, and Waddell & Reed InvestEd Portfolios, Inc. (“InvestEd”) (collectively, the “Funds”), and institutional and separately managed accounts.

As discussed below, during the quarter several of the Ivy Fund portfolios were merged into funds of comparable objective in the W&R Funds family, which now operates under the Ivy Funds, Inc. family.  Separately, two of the Ivy Fund portfolios were merged into comparable funds in the Advisors Funds family.  Six of the original Ivy Fund portfolios remain in existence.  All information regarding the fund families herein is provided on a post-merger basis.

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to enable a reasonable understanding of the information presented.  The information in this Quarterly Report on Form 10-Q should be read in conjunction with Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto included in our December 31, 2002 Annual Report on Form 10-K.

In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only a normal and recurring nature) necessary to present fairly our financial position at June 30, 2003 and December 31, 2002, the results of operations for the three months and six months ended June 30, 2003 and 2002, and cash flows for the six months ended June 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States.

Use of Estimates

Accounting principles generally accepted in the United States require us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses when preparing our consolidated financial statements.  Actual results may differ from these estimates.  Interim results are not necessarily indicative of results for a full year.

Stock-Based Compensation

The Company accounts for stock option compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  In accordance with APB 25, no compensation costs have been recognized with respect to stock options granted.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FAS 123 (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Net income, as reported	$22,266	$25,262	$23,866	$50,041
Add: Stock-based employee compensation included in reported net income, net of related tax effect reported	—	—	17,057	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax Pro forma	(926)	(3,323)	(24,343)	(6,644)

Pro forma net income	$21,340	$21,939	$16,580	$43,397

Basic earnings per share
As reported	$0.27	$0.31	$0.29	$0.62
Pro forma	$0.26	$0.27	$0.20	$0.54
Diluted earnings per share
As reported	$0.27	$0.31	$0.29	$0.60
Pro forma	$0.26	$0.27	$0.20	$0.53

Pro forma net income for the six months ended June 30, 2003 included a $4.6 million, net of tax, write-off of unamortized FAS 123 expense related to options cancelled in the stock option tender offer.  Because of significantly higher Black-Scholes valuations for tendered options at their date of grant compared to their valuation at the time of the first quarter 2003 tender offer, the charge to earnings for the exchange of options for restricted shares was less than the remaining unamortized FAS 123 expense for these options.

In recognition of the business changes that are emerging for stock option compensation, the board of directors of the Company approved the grant of restricted shares of the Company’s common stock in lieu of stock options.  During the second quarter of 2003, we granted 111,346 shares of restricted stock.  As of June 30, 2003, a total of 969,914 shares of restricted stock that are subject to amortization have been granted.  Restricted stock grants are valued on the date of grant and are expensed on a straight-line basis over a four year vesting period.  During the three and six months ended June 30, 2003, we recorded equity compensation expense of approximately $1.2 million and $1.8 million, respectively, related to the amortization of unvested stock awards. In addition, a tender offer for the exchange of restricted stock for certain stock options in the first quarter of 2003 significantly impacted stock-based compensation included in reported net income and pro forma net income.  See Note 7. to the Unaudited Consolidated Financial Statements.

2.             Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and short-term investments.  We consider all highly liquid investments with original or remaining maturities of 90 days or less at the date of purchase to be cash equivalents.  Cash and cash equivalents at June 30, 2003 and December 31, 2002 include amounts of $15.7 million and $13.9 million, respectively, for the benefit of customers in compliance with securities industry regulations.  Substantially all cash balances are in excess of federal deposit insurance limits.

3.             Fair Value Hedge

On March 12, 2002, our $200.0 million 7.5% fixed rate senior notes maturing in February 2006 (the “Notes”) were effectively converted to variable rate debt by entering into an interest rate swap agreement. The difference in floating rate interest paid and 7.5% fixed rate interest received is recorded as an adjustment to interest expense during the period that the related debt is outstanding.  As short-term interest rates fall, our interest expense declines and vice versa.  As of June 30, 2003, the floating rate being paid was 3.56%.  The change in the fair value of the swap is recorded on the consolidated balance sheet by adjusting the carrying amounts of the Notes by an offsetting amount for the swap.

Under Statement of Financial Accounting Standards No. 133 (“SFAS 133”) “Accounting for Derivative Instruments and Hedging Activities,” we account for the swap as a fair value hedge of the Notes.  This swap is considered 100% effective in hedging the changes in the fair value of the Notes arising from changes in interest rates, and accordingly, there has been no impact on earnings resulting from any ineffectiveness associated with this transaction.  Interest expense savings realized as a result of the hedge was approximately $1.8 million and $3.7 million for the three and six months ended June 30, 2003, respectively.  For the three and six months ended June 30, 2002, we realized interest expense savings of $1.6 million and $1.9 million, respectively, as a result of the hedge.  As of June 30, 2003, we have recorded a cumulative increase in “Other assets” of $15.6 million to reflect the fair value of the swap and a cumulative increase in “Long-term debt” of $15.6 million to reflect the fair value of the Notes.

4.             Stockholders’ Equity

Earnings per Share

Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding which excludes non-vested restricted stock awards for the period.  Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding.  Stock options and restricted stock awards, which are common stock equivalents, have a dilutive effect on earnings per share in all periods presented and are therefore included in the computation of diluted earnings per share.

The components of basic and diluted earnings per share were as follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Net income	$22,266	$25,262	$23,866	$50,041

Weighted average shares outstanding-basic	81,438	80,494	80,969	80,472
Dilutive potential shares from stock options and restricted stock awards	1,206	1,810	924	2,246
Weighted average shares outstanding-diluted	82,644	82,304	81,893	82,718
Earnings per share:
Basic	$0.27	$0.31	$0.29	$0.62
Diluted	$0.27	$0.31	$0.29	$0.60

On April 30, 2003, our board of directors approved a dividend in the amount of $.1326 per share to stockholders of record as of July 11, 2003 to be paid on August 1, 2003.  The total dividend to be paid is approximately $11.0 million.

On July 29, 2003, our board of directors approved a dividend in the amount of $0.1500 per share to stockholders of record as of October 10, 2003 to be paid on November 3, 2003.  This dividend represents a 13% increase over our previous $0.1326 dividend per share rate.

5.             Acquisition of Business

On December 16, 2002, in a business combination accounted for as a purchase, we acquired the business of Mackenzie Investment Management Inc. (“MIMI”), a Florida-based U.S. investment management subsidiary of Toronto-based Mackenzie Financial Corporation (“MFC”) and adviser of the Ivy Fund portfolios sold in the United States.  We continue to operate MIMI’s business through our subsidiary, Waddell & Reed Ivy Investment Company (“WRIICO”).  The results of operations of WRIICO are included in the accompanying financial statements since the date of acquisition.  The total cost of the acquisition, including expenses, was $61.5 million, which exceeded the fair value of the net assets of MIMI by $43.1 million.  We recorded goodwill of $20.2 million and indefinite lived intangible assets of $22.9 million in connection with this transaction.  Because identifiable intangible assets recognized in connection with the purchase of the business of MIMI are contracts related to the management of mutual funds which will be continually offered and are not expected to be terminated in the foreseeable future, such intangible assets were determined to be non-amortizable under Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS 141”) and Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”).  Goodwill recognized in connection with the purchase of the business of MIMI is not deductible for tax purposes.

The table below summarizes the preliminary allocation of the purchase price (in millions):

Net tangible assets acquired	$18.4
Identified intangible assets (not subject to amortization)	22.9
Goodwill	20.2
Total purchase price	$61.5

We have not presented pro forma combined results of operations for this acquisition because the results of operations as if this acquisition were made at the beginning of the earliest period presented, would not have been materially different from the amounts reported in the accompanying consolidated statements of income.

6.             Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of the purchase price over the tangible assets and identifiable intangible assets of an acquired business.  In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 141 and SFAS 142.  SFAS 141 requires use of the purchase method of accounting for all acquisitions.  Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized.  Instead, such goodwill and other intangible assets will be tested annually for impairment on June 30th, or more frequently whenever events occur or circumstances change which would more likely than not reduce the fair value of a reporting unit below its carrying amount.  We adopted the provisions of SFAS 141 upon its issuance and SFAS 142 effective January 1, 2002.

Changes in the carrying amount of goodwill (in thousands) for the periods presented were as follows:

December 31, 2002 balance, net of accumulated amortization	$193,749
Adjustment to goodwill for acquisition purchase price of WRIICO	146

June 30, 2003 balance, net of accumulated amortization	$193,895

Identifiable intangible assets (all considered indefinite lived) are summarized as follows (in thousands):

	June 30, 2003	December 31, 2002

Unamortized intangible assets:
Mutual fund management advisory contracts	$6,646	$6,646
Subadvisory management contracts	16,300	16,300

Total	$22,946	$22,946

In accordance with guidelines set forth under SFAS 142, a detailed valuation was performed as of June 30, 2003 to measure both the fair value and the carrying value of each business unit for possible impairment.  The determination of possible impairment is primarily measured by reference to various valuation techniques commonly used in the investment management industry, including appraisals, quoted market values, and future cash flows.  As a result of the valuation analysis, it was determined that no impairment of goodwill or intangibles existed because the fair value of each business unit exceeded its carrying value.

7.             Stock Option Tender Offer

In an effort to enhance long-term value for our stockholders, reduce the total number of options outstanding, and improve our ability to retain and provide incentives to our talented and valuable employees, on February 12, 2003, the Company made a tender offer to exchange certain stock options for an economically equivalent grant of restricted stock.

Option holders participating in the tender offer received a number of shares of restricted stock for each option tendered dependent on the strike price of the options tendered.  Participants tendered 93% of all options eligible to be tendered.  The Company issued a total of 1,541,612 shares of restricted stock upon the expiration of the tender offer on March 14, 2003.  Of the total number of shares of restricted stock issued, the Company repurchased 609,740 shares at a cost of approximately $10.7 million from the participants at their direction to pay individual income tax liabilities.  As a result, 931,872 net shares of restricted stock were issued.  We recorded a charge of $27.1 million ($17.2 million after-tax) to equity compensation in the first quarter of 2003 due to the tender offer.

All shares of restricted stock issued pursuant to the tender offer were issued under the Company Stock Incentive Plan and are fully vested, but are subject to transfer restrictions.  The transfer restrictions will expire in 33 1/3% increments beginning on the second anniversary of the grant date.  As part of the terms of the tender offer, participating division and district managers entered into a non-solicitation agreement with the Company and all participants agreed to waive any and all future participation in the Company’s Stock Option Restoration Program.

8.             Contingencies

Litigation

As previously disclosed in our 2002 Annual Report on Form 10-K, we have been in litigation with United Investors Life Insurance Company (“UILIC”) in the Circuit Court of Jefferson County, Alabama (CV-002720) over the terms of a disputed compensation agreement executed in July 1999 by UILIC and our broker-dealer subsidiary, Waddell & Reed, Inc. (“W&R”) (the “Letter Agreement”) and our customers’ replacement of UILIC variable annuity policies with Nationwide variable annuity policies.  More specifically, UILIC sought the return of all compensation pursuant to the Letter Agreement on all UILIC variable annuity policy assets under management sold by our financial advisors and also sought damages against us for various causes of action including, among others, conversion, fraud, and tortious interference regarding the exchange of the variable annuity policies.

On March 19, 2002, after the conclusion of a five-week trial, the jury in this case found for UILIC, awarding compensatory damages of $50 million.  Jurors rejected UILIC’s demand for punitive damages and our demands for counterclaim damages.  The jury did not allocate the compensatory damages between the two major causes of action—tortious interference and validity of the contract.  The amount collected pursuant to the Letter Agreement before the jury verdict was approximately $11.0 million.

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

Pursuant to a ruling received on April 30, 2001, and the Court’s ruling on June 25, 2002, we are currently prohibited from collecting annual compensation of 0.20% on all UILIC variable annuity policy assets under management sold by our financial advisors before January 1, 2000 and annual compensation of 0.25% on all variable annuity policies’ assets under management on UILIC variable annuity policies sold by our financial advisors after January 1, 2000.

On July 24, 2002 the Company filed its Notice of Appeal with the Alabama Supreme Court.  The Notice of Appeal requested an appellate review of the jury’s verdict and the finding of the Court regarding the Letter Agreement, including its previous ruling on basis point compensation that became effective on April 30, 2001.  Oral arguments were heard on February 19, 2003.  On April 18, 2003 the Alabama Supreme Court, in a 7-1 opinion, reversed the entire $50 million jury verdict.  In its opinion, the Court found that UILIC’s claims regarding the replacement of the variable annuity policies, namely, tortious interference, fraudulent suppression and promissory fraud were improperly submitted to the jury and that the trial court should have entered a judgment as a matter of law for the Company on these claims.  As a result, these claims will not be remanded back to the trial court for retrial and any claims that UILIC has regarding the loss of its annuity business in this case have been extinguished.

Separately, the remaining claims, namely breach of contract, conversion and fraudulent suppression (regarding the development of a new product pursuant to the Letter Agreement) were remanded back to the trial court for a new trial.  This action was required because the jury had returned a general verdict in the case and the Alabama Supreme Court could not determine or assume that the earlier verdict was based only on the claims that the Alabama Supreme Court determined were properly submitted to the jury.  The alleged damage claimed by UILIC on these claims is approximately $11 million plus punitive damages.  UILIC was unsuccessful in the first trial on its claim for punitive damages.

On July 3, 2003, in response to UILIC’s Motion for Rehearing, the Alabama Supreme Court amended its original opinion and upheld the trial court’s denial of our counterclaims against UILIC and upheld the trial court’s ruling that the compensation agreement in dispute was not a contract.  As it now stands, the practical effect is that at retrial, the Company is precluded from pursuing its own counterclaims against UILIC for fraud, breach of contract and unjust enrichment and is precluded from seeking the reinstatement of the basis point compensation bargained for in the compensation agreement on all UILIC variable annuity policy assets under management sold by the Company’s financial advisors.  The remainder of the Alabama Supreme Court’s initial opinion issued on April 18, 2003 remained unchanged.  On July 17, 2003 the Company filed a Motion for Rehearing with the Alabama Supreme Court regarding its decision on the compensation agreement.  During the second quarter, the $62.5 million in cash on deposit with the trial court for the appeal bond regarding the overturned jury verdict plus $0.9 million in accrued interest was returned to the Company.  The date for a new trial has not been set.

In the opinion of management, the size and nature of the judgment, if any, is unknown and not reasonably determinable; therefore, no liability has been recorded in the consolidated financial statements of Waddell & Reed Financial, Inc.

On or about October 10, 2001, UILIC sued the Company and its California financial advisors (collectively, the “W&R Defendants”) in the California Superior Court in and for the County of Los Angeles (hereafter, “State Court”) (BC25943).  UILIC’s complaint was based upon California Business and Professions Code Section 17200 et seq., and sought restitution of amounts received, an accounting, and the imposition of a constructive trust.  In addition, as in the Alabama suit, UILIC also requested an injunction essentially preventing the replacement of UILIC variable annuity policies with Nationwide variable annuity policies by our customers.  In its pleadings, UILIC claimed that it is not seeking damages, restitution or any remedy on its own behalf, but that the claim was brought on behalf of the general public and those persons who either currently own or previously owned variable annuity policies sold by the W&R Defendants.  Specifically, UILIC claimed that the W&R Defendants violated California’s Unfair Business Practices Act by replacing existing UILIC variable annuity contracts with variable annuity contracts issued by Nationwide, purportedly failing to conduct proper suitability analyses, making material misrepresentations, withholding material information about the Nationwide variable annuity contracts, and refusing to service existing UILIC variable annuity contracts.

On November 9, 2001, the W&R Defendants removed the action to the United States District Court for the Central District of California (hereafter, “Federal Court”) (CV 01-09684 TJH).  Thereafter, the W&R Defendants filed a motion to dismiss UILIC’s complaint on the grounds that it is preempted by the Securities Litigation Uniform Standards Act of 1998 (“SLUSA”).  SLUSA requires the dismissal of a covered state law class action that alleges an untrue, manipulative, or deceptive statement or omission in connection with the purchase or sale of a covered security.  On or about July 19, 2002, the Federal Court issued a one page minute order, without opinion, denying the motion to dismiss and, on its own motion, remanding the case back to State Court.  On or about July 24, 2002, the W&R Defendants filed a Notice of Appeal with the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit”) from the Federal Court’s Order.  On January 24, 2003, the Ninth Circuit ordered the parties to further brief the issues.  This issue has been fully briefed by both parties.  It is anticipated that oral arguments will be heard by the Ninth Circuit before the end of the year with a decision to be rendered sometime next year.

Based on information currently available, management believes that the Company’s probability of liability for damages is unknown and not reasonably determinable.

Arbitration

As previously disclosed in our most recent Form 10-K filed with the SEC, a NASD Dispute Resolution Arbitration Panel (the “Panel”) entered an award of $27.6 million against Waddell & Reed, Inc. (“W&R”) on August 7, 2001 (97-03642).  The award was made upon the conclusion of an arbitration proceeding conducted in New York arising from a complaint by Stephen Sawtelle, a former W&R financial advisor.  In the arbitration, this advisor claimed that following his termination on February 10, 1997, W&R engaged in conduct that tortiously interfered with his prospective business relations and violated provisions of the Connecticut Unfair Trade Practices Act (“CUTPA”).  The Panel found W&R liable and directed payment of approximately $1.8 million in compensatory damages, plus attorneys fees of $747,000.  It also held that W&R had violated CUTPA and ordered the payment of punitive damages in the amount of $25.0 million.  On August 8, 2001, the former advisor filed a petition with the Supreme Court of the State of New York, County of New York, seeking to confirm the award (115056/01).  Shortly thereafter, W&R filed a motion to have the award vacated or modified.

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

In September of 2002, the Company made a strategic legal decision to no longer appeal the compensatory damage and attorneys fees portion of the award after it was reduced from $2.5 million to $1.8 million.  This decision was made at the time our appeal briefs were filed with the Appellate Division of the New York Supreme Court and reflected our strategy to focus on contesting the related punitive damage award of $25.0 million.  During last year’s third quarter, we recorded a $2.0 million charge to general and administrative expense for the estimated cost of the payment of the compensatory damage and attorneys fees portion of the award.  The inclusion of pre- and post-judgment interest on the award increased the total charge to $2.0 million.

On February 11, 2003, the Appellate Division of the New York Supreme Court vacated the Panel’s punitive damage award of $25.0 million and remanded the matter back to the Panel for reconsideration of the issue of punitive damages.  The Court upheld the lower court’s previous rulings on compensatory damages and attorneys’ fees.  We satisfied the outstanding judgment on these awards on February 25, 2003.  On March 4, 2003, Mr. Sawtelle filed a Motion for Permission to Appeal the Appellate Division’s February 11, 2003 order to the New York Court of Appeals.  On March 5, 2003, Mr. Sawtelle petitioned the Panel for reconsideration of the issue of punitive damages.    On May 13, 2003, the Panel heard arguments from both sides regarding the issue of punitive damages.  On June 13, 2003, Mr. Sawtelle’s Motion for Permission to Appeal was denied.  The outcome and timing of the determination of punitive damages by the Panel, if any, cannot be predicted at this time.

No charge has been recorded in the consolidated financial statements of Waddell & Reed Financial, Inc. for the punitive damage award or interest thereon since, in the opinion of management, the size and probability of the punitive damage award, if any, is unknown and not reasonably determinable.

NASD

W&R, a broker-dealer subsidiary of the Company, has received notification from the staff of the Enforcement Department of NASD Regulation (“NASD”) indicating that the staff is considering recommending the NASD bring an action against W&R and certain of its current and former officers alleging possible violations of NASD rules and regulations relating to the exchange of certain UILIC variable annuity policies for Nationwide variable annuity policies from January 2001 thru August 2002.   These alleged violations include questioning the suitability of certain of these exchanges and the adequacy of W&R’s supervisory systems in place at the time of these exchanges.  This notification stems from a sales practice exam initiated by the NASD in April 2001 following the introduction of Nationwide products into the W&R system and the termination by UILIC of its distribution agreements with W&R.

Under the NASD’s procedures, W&R has the opportunity to respond in writing to the notification submitting reasons of law, policy or fact why W&R believes an action should not be brought before the staff makes a formal recommendation regarding what further action, if any, should be instituted.  W&R has submitted its written response and, as has been the case since the initiation of the sales practice exam in 2001, W&R intends to respond promptly and thoroughly and is fully cooperating with the NASD’s inquiries.

Item 2.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future.  All statements, other than statements of historical fact included in this Form 10-Q regarding our financial position, business strategy and other plans and objectives for future operations are forward-looking statements.  All forward-looking statements included in this Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update such forward-looking statements, whether as a result of new information, future events or otherwise.  Although we believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct or that we will take any actions that may presently be planned and neither us nor any other person will be responsible for the accuracy or completeness of any such forward-looking statements.  Certain important factors that could cause actual results to differ materially from our expectations are disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2002, which include, without limitation, a risk that the expected benefits from the expansion of our distribution channels may not be as beneficial as expected, the adverse effect from a decline in securities markets or if our products’ performance declines, failure to renew investment management agreements, our ability to retain key personnel and financial advisors, adverse results of litigation and/or arbitration, acts of terrorism and/or war, competition, changes in government regulation, availability and terms of capital, regulatory enforcement actions, acquisition strategy, less favorable economic and market conditions, including our cost to finance the Company, and other risks as set out in the reports filed by us with the Securities and Exchange Commission.   Should one or more of these risks materialize or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.  All subsequent written or oral forward-looking statements attributable to us, or persons acting on our behalf are expressly qualified in their entirety by such factors.

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Form 10-Q and the audited financial statements and notes thereto in our 2002 Annual Report on Form 10-K, as well as a more detailed explanation of risk factors at the end of this Item 2 under the heading entitled “Forward Looking Information.”

Overview

We derive our revenues primarily from providing investment management, distribution, and administrative services to the Funds and institutional and separately managed accounts.  Investment management fees, our most substantial source of revenues, are based on the amount of average assets under management and are affected by sales levels, financial market conditions, redemptions, and the composition of assets.  Underwriting and distribution revenues, another substantial source of revenues, consist of sales charges and commissions derived from sales of investment and insurance products, distribution fees on certain variable products, and asset based fees earned on our SPA product, as well as Legend’s advisory services.  Legend is a wholly owned and consolidated subsidiary that specializes in the distribution of 403(b) plans to educational and other non-profit institutions.  The products sold have various sales charge structures and the revenues received from sales of products vary based on the type and amount sold.  Rule 12b-1 distribution fees earned for distributing certain mutual fund shares are based upon a percentage of assets and fluctuate based on sales, redemptions, and financial market conditions.  Service fees include transfer agency fees, custodian fees for retirement plan accounts, and portfolio accounting fees.

Significant Developments

Quarterly Dividend Rate Increase

On July 29, 2003, our board of directors declared a quarterly dividend on its Class A common stock of $0.1500 per share payable November 3, 2003 to stockholders of record as of October 10, 2003.  This dividend represents a 13% increase over our previous $0.1326 dividend per share rate.

Merger of Fund Families

On June 16, 2003, we completed the combination of several of the original Ivy Fund portfolios with comparable funds in the W&R Funds family.  All of the funds in the W&R Funds family operate post-merger as a single new fund family under the Ivy Funds brand and will carry forward the W&R Funds’ performance records.  Separately, two original Ivy Fund portfolios were merged into comparable funds in the Advisors Funds family.  Six of the original Ivy Fund portfolios remain as they existed.

Strategic Alliance with Securian Financial Group

On April 23, 2003, the Company entered into a Strategic Alliance Agreement with Securian Financial Group, Inc. (“Securian”), through which it will become investment adviser on substantially all equity assets currently managed by Advantus Capital Management, Inc. (“Advantus”).  The Company also intends to purchase certain Advantus assets.  Advantus is a subsidiary of Securian and is an affiliate of Minnesota Life Insurance Company.

We expect, through the strategic alliance, to become adviser for approximately $2.1 billion of assets.   Management of these assets is expected to transition to Waddell & Reed over a period of approximately six months.  As of June 30, 2003, the Company is currently managing approximately $1.4 billion as a result of the strategic alliance.

It is anticipated that, upon obtaining all requisite approvals, the Advantus Series Fund, Inc. funds will be merged into the W&R Target Funds family—whose funds also are utilized in insurance products, and the Advantus Funds will be merged into the Ivy Funds—a retail fund family.  Waddell & Reed currently serves as the investment advisor for both the W&R Target Funds and the Ivy Funds.  Certain actively managed equities in the Minnesota Life and Securian Holding Company general accounts will be managed as separate accounts.  Certain of Minnesota Life’s unregistered separate accounts used primarily for their 401(k) products will be mapped into Ivy Funds of like objective.

Exclusive of seed money, it is anticipated that Waddell & Reed will pay approximately 1.05 percent of assets under management related to the Advantus Funds and 1.80 percent of assets under management related to the equity funds of Advantus Series Fund, Inc.  As of the announcement, the Company expected the purchase price for these assets to be approximately $26 million. We expect the strategic alliance to be immediately accretive to earnings.

The boards of directors of Waddell & Reed Financial, Inc. and Securian Financial Group, Inc. have approved the strategic alliance.  The fund mergers are subject to approval by the boards of directors of the Ivy Funds, W&R Target Funds, the Advantus Funds and Advantus Series Funds.  The Advantus boards of directors have approved Waddell & Reed as interim adviser on certain of the funds.  Final approval of the fund mergers requires approvals from the shareholders of the Advantus Funds and Advantus Series Funds, as well as customary regulatory approvals.

Results of Operations – Three Months Ended June 30, 2003 as Compared with Three Months Ended June 30, 2002

The Company reported net income of $22.3 million, or $0.27 per diluted share, in the second quarter of 2003 compared to net income of $25.3 million, or $0.31 per diluted share in the second quarter of 2002.  Additionally, a 1% decline in overall average assets under management and a 21% decline in front-load investment product sales negatively impacted 2003 second quarter earnings.

Average Assets Under Management

	2Q 2003			2Q 2002
(amounts in millions)	Waddell & Reed Advisors	Wholesale	Total	Waddell & Reed Advisors	Wholesale	Total
Mutual Fund
Equity	$16,559	$870	$17,429	$20,671	$243	$20,914
Fixed Income	4,381	135	4,516	3,548	27	3,575
Money Market	1,111	42	1,153	1,125	17	1,142
Total	22,051	1,047	23,098	25,344	287	25,631
Institutional and separate accounts	—	7,399	7,399	—	5,260	5,260
Total	$22,051	$8,446	$30,497	$25,344	$5,547	$30,891

Investment Management Fee Revenues

Investment management fee revenues were $49.0 million, a decline of $0.3 million, or 1%, from 2002’s second quarter.  Average assets for the current quarter were $30.5 billion, a 1% decline compared to the second quarter of 2002.  Partially offsetting this decline was additional management fees earned on WRIICO subadvised assets acquired in December 2002, and on Securian assets gained (May 1, 2003) from the strategic alliance.  The overall management fee rate improved to 64.5 basis points compared to 64.1 basis points in last year’s comparable period.

Change in Assets Under Management

The following table summarizes the changes in our assets under management.  All sales are net of sales charges, also known as commissions.  The activity includes all activity of our Funds and institutional and separate accounts, including money market funds and net asset value accounts for which we receive no sales charges.   The activities of our sales force are reported separately from all other sales efforts including institutional, defined benefit, intermediary, subadvisory and Legend.  We are disclosing the results of activity generated by the Waddell & Reed sales force under the caption “Waddell & Reed Advisors” and the results of activity generated by all other sales efforts under the caption “Wholesale.”  Assets gained from the strategic alliance with Securian are reported separately from sales as “Securian Assets.”

Changes in Assets Under Management

(amounts in millions)

	Waddell & Reed Advisors	Wholesale	Total
June 30, 2003 QTD
Beginning Assets	$20,833.4	$6,709.6	$27,543.0

Securian Assets	—	1,338.4	1,338.4

Sales (net of sales charges)	795.8	997.0	1,792.8
Redemptions	(869.0)	(677.4)	(1,546.4)
Net Sales	(73.2)	319.6	246.4

Net Exchanges and Adjustments	8.4	(10.1)	(1.7)
Reinvested Dividends and Capital Gains	69.5	37.4	106.9
Net Flows	4.7	346.9	351.6

Market Appreciation/(Depreciation)	1,673.4	787.3	2,460.7
Ending Assets	$22,511.5	$9,182.2	$31,693.7

June 30, 2002 QTD
Beginning Assets	$26,639.4	$5,704.8	$32,344.2

Sales (net of sales charges)	746.2	408.9	1,155.1
Redemptions	(1,046.8)	(325.7)	(1,372.5)
Net Sales	(300.6)	83.2	(217.4)

Net Exchanges and Adjustments	(19.5)	12.7	(6.8)
Reinvested Dividends and Capital Gains	55.7	32.5	88.2
Net Flows	(264.4)	128.4	(136.0)

Market Appreciation/(Depreciation)	(2,513.8)	(562.6)	(3,076.4)
Ending Assets	$23,861.2	$5,270.6	$29,131.8

The Waddell & Reed Advisors long-term redemption rate, which excludes money market funds, increased from 10.6% in the second quarter of 2002 to 11.5% in this year’s second quarter.  This redemption rate has increased due to the continued depreciation of assets (the denominator of the rate formula). The Wholesale long-term redemption rate, which excludes money market funds, increased from 23.2% in second quarter 2002 to 31.1% in second quarter 2003.

Underwriting and Distribution Fee Revenues and Expenses

Underwriting and distribution fee revenues were $43.8 million, a decrease of $4.2 million, or 8.7%, from last year’s second quarter.  Revenues from front-load investment products, consisting primarily of commissions on Class A shares and variable annuities, decreased $4.1 million, or 16%, largely due to the decrease in related front-load investment product sales of 21%.  While there has been some improvement in the recent trend, in the opinion of management, the decline in sales is attributable to the reluctance of our investors to provide additional capital in a weak economic environment.

Asset-based fee revenues earned on deferred-load products (Class B and Class C shares) were $2.8 million, a decline of 17%, or $0.6 million, primarily due to a decline in related assets under management—largely due to market depreciation.

Insurance commission revenues were $6.3 million, a decline of $0.6 million, or 9% from last year’s second quarter.  Partially offsetting the decline of insurance commission revenues were higher revenues from asset-based fees earned on our Strategic Portfolio Allocation (“SPA”) product.  SPA revenues increased $0.4 million from the prior year’s second quarter due to the increase in average assets managed in our SPA products.  Average SPA assets increased from $683 million in second quarter 2002 to $744 million in second quarter 2003 as client interest continues to develop in a product that has enhanced the optimization potential of return on investment through a dynamic asset allocation system.

Underwriting and distribution expenses were $45.3 million, a decrease of $3.2 million, or 6.6%, from last year’s second quarter.  Direct costs related to front-load investment product sales decreased $2.6 million, or 17%, directly correlating to the 16% decrease in front-load investment product revenue resulting from lower front-load investment product sales.  Front-load investment product sales for the quarter were $372.0 million, down 21% compared to second quarter of 2002.  Direct costs related to the sale of investment products that are other than front-load (i.e., deferred-load mutual funds, SPA asset allocation, insurance, direct selling costs of Legend and advisor incentive compensation) decreased by $0.7 million, or 5%, compared to the prior year’s second quarter.  Offsetting this decline was the inclusion of direct costs associated with WRIICO (acquired on December 16, 2002) in the amount of $0.9 million.

Indirect selling costs (expenses that do not fluctuate directly with sales volume or sales revenues) decreased by $0.8 million, or 4%, in total from last year’s second quarter.  Indirect selling costs in the prior year’s quarter included a sales contest.  Partially offsetting these declines were indirect costs associated with WRIICO in the second quarter 2003 of approximately $0.7 million.  In addition, increases in other indirect costs included an increase in legal costs associated with distribution of investment products and an increase in group health and accident insurance for Waddell & Reed financial advisors.

Our consolidated distribution margin declined from -1.0% in last year’s second quarter to -3.3% for this year’s second quarter primarily due to a decrease in sales.  Our Waddell & Reed Advisors distribution margin, which excludes our wholesale efforts (institutional, defined benefit, intermediary, subadvisory and Legend) and better reflects the activity of our salesforce only, declined to -1.4% for this year’s second quarter from 0.1% for last year’s second quarter.

Shareholder Service Fee Revenue

Shareholder service fee revenues from transfer agency, custodian, and accounting services were $17.1 million, an increase of $0.4 million, or 2%, from the second quarter of 2002.  The increase in service fee revenues was primarily due to an increase in the average number of accounts over last year’s second quarter.  The average number of shareholder accounts increased 3% to 2.25 million at June 30, 2003, compared with 2.19 million at June 30, 2002.

Compensation and Related Costs

In this year’s second quarter, compensation and related costs (excluding equity compensation discussed below), increased $0.6 million, or 4%, to $16.3 million.  The increase in compensation and related costs in the second quarter 2003 was a result of temporary compensation costs paid to employees of WRIICO of approximately $0.8 million.  Additionally, higher pension and insurance costs were offset by lower incentive compensation.

Equity Compensation

Equity compensation expense in the second quarter of 2003 was $1.2 million primarily due to amortization expense related to restricted stock grants following the Company’s business decision to begin issuing restricted stock in lieu of options as incentive compensation.  During the second quarter of 2003, we granted 111,346 shares of restricted stock.  Restricted share grants vest over a four-year schedule and are expensed on a straight-line basis over the four year vesting period.

General and Administrative Costs

General and administrative expenses increased by $2.0 million, or 23%, to $10.6 million in the second quarter of 2003.  The increase was primarily due to temporary WRIICO general and administrative costs in the second quarter of 2003 and the inclusion of costs (legal, temporary services and fund expenses, etc.) associated with the merger and launch of the new Ivy Funds family.

Investment and Other Income, Interest Expense and Taxes

Investment and other income, which consists primarily of interest income from investment securities, increased $0.9 million, or 85% from last year’s second quarter.  The increase is primarily a result of a gain realized on the sale of a mutual fund investment.  As is our normal practice, we made this investment as seed money, in conjunction with a prior mutual fund launch.  With the launch of two new funds, Waddell & Reed Advisors Dividend Income Fund and Ivy Dividend Income Fund, we chose to reinvest the monies from the previously launched fund to seed these new funds.

Interest expense decreased $0.1 million, or 3%, from last year’s second quarter.  This decrease is primarily due to interest savings related to an interest rate swap agreement we entered into in March of 2002, which effectively converted our 7.5%, fixed rate debt to variable rate debt.  At June 30, 2003, the floating rate being paid was 3.56%.  The average floating rate paid on the interest rate swap for the quarter ended June 30, 2003 was 3.70% compared to 4.30% for the quarter ended June 30, 2002.  Interest expense savings from the swap were offset by an increase to expense of $0.1 million from short-term borrowings.   A higher average balance of short-term borrowings during this year’s second quarter was offset by lower interest rates.  Total average debt outstanding for the second quarter of 2003 was $260.3 million compared to $223.6 million for the second quarter of 2002.  The effect on interest expense from the increase in overall average debt outstanding was partially offset by a decrease in borrowing rates.  Our 2003 second quarter overall average interest rate, which includes other borrowing costs such as commitment fees, was 3.96% compared to 4.75% for the same period last year.

Our effective income tax rate for the second quarter of 2003 was 34.8% compared to 33.7% for the second quarter of 2002.  The increase in the rate was primarily due to an adjustment in the previous year’s quarter to realize the retroactive impact of Kansas state tax legislation passed during that quarter.  This legislation changed the methodology used by the Company to source taxable income to the state of Kansas.

Results of Operations – Six Months Ended June 30, 2003 as Compared with Six Months Ended June 30, 2002

For the six months ended June 30, 2003, net income was $23.9, million or $0.29 per diluted share, compared to $50.0 million, or $0.60 per diluted share, for the same period last year.  In March of this year, we completed a tender offer to exchange certain stock options for an economically equivalent grant of restricted stock.  This resulted in a charge of approximately $27.1 million ($17.2 million after-tax).  For details of the tender offer, please see Note 7. to the Unaudited Consolidated Financial Statements.  Additionally, a 7% decline in overall average assets under management and a 25% decline in front-load investment products impacted earnings for the current year.

Average Assets Under Management

	YTD 2003			YTD 2002
(amounts in millions)	Waddell & Reed Advisors	Wholesale	Total	Waddell & Reed Advisors	Wholesale	Total
Mutual Fund
Equity	$16,175	$847	$17,022	$21,235	$222	$21,457
Fixed Income	4,269	122	4,391	3,504	21	3,525
Money Market	1,132	45	1,177	1,143	10	1,153
Total	21,576	1,014	22,590	25,882	253	26,135
Institutional and separate accounts	—	6,646	6,646	—	5,310	5,310
Total	$21,576	$7,660	$29,236	$25,882	$5,563	$31,445

Investment Management Fee Revenues

Investment management fee revenues were $93.8 million for the six months ended June 30, 2003, a decrease of $6.2 million, or 6%, from the same period last year.  The decrease was due to a decline in mutual fund fee revenues of $11.8 million, or 14%, resulting from a 14% decline in mutual fund average assets.  Partially offsetting this decline was an increase in institutional and separate account revenues of $5.8 million, or 47%.  The increase in institutional and separate account revenues was due to the addition of the WRIICO’s subadvised assets in December 2002, as well as the addition of revenue from subadvised assets acquired on May 1, 2003, as a result of the strategic alliance agreement with Securian announced in April 2003.

Change in Assets Under Management

The following table summarizes the changes in our assets under management.  All sales are net of sales charges, also known as commissions.  The activity includes all activity of our Funds and institutional and separate accounts, including money market funds and net asset value accounts for which we receive no sales charges.   The activities of our sales force are reported separately from all our other sales efforts including institutional, defined benefit, intermediary, subadvisory and Legend.  We are disclosing the results of activity generated by the Waddell & Reed sales force under the caption “Waddell & Reed Advisors” and the results of activity generated by all our other sales efforts under the caption “Wholesale.”   Assets gained from the strategic alliance with Securian are reported separately from sales as “Securian Assets.”

Changes in Assets Under Management

(amounts in millions)

	Waddell & Reed Advisors	Wholesale	Total
June 30, 2003 YTD
Beginning Assets	$21,497.0	$6,617.9	$28,114.9

Securian Assets		1,338.4	1,338.4

Sales (net of sales charges)	1,423.9	1,673.9	3,097.8
Redemptions	(1,720.7)	(1,161.4)	(2,882.1)
Net Sales	(296.8)	512.5	215.7

Net Exchanges and Adjustments	(3.9)	0.4	(3.5)
Reinvested Dividends and Capital Gains	113.2	78.2	191.4
Net Flows	(187.5)	591.1	403.6

Market Appreciation/(Depreciation)	1,202.0	634.8	1,836.8
Ending Assets	$22,511.5	$9,182.2	$31,693.7

June 30, 2002 YTD
Beginning Assets	$27,128.7	$5,677.1	$32,805.8

Sales (net of sales charges)	1,552.8	710.0	2,262.8
Redemptions	(1,908.6)	(562.4)	(2,471.0)
Net Sales	(355.8)	147.6	(208.2)

Net Exchanges and Adjustments	(36.4)	21.0	(15.4)
Reinvested Dividends and Capital Gains	92.7	58.7	151.4
Net Flows	(299.5)	227.3	(72.2)

Market Appreciation/(Depreciation)	(2,968.0)	(633.8)	(3,601.8)
Ending Assets	$23,861.2	$5,270.6	$29,131.8

The Waddell & Reed Advisors long-term redemption rate, which excludes money market funds, increased from 9.3% in the first six months of 2002 to 11.8% in this year’s first six months.  This redemption rate has increased due to the continued depreciation of assets (the denominator of the rate formula).  The Wholesale long-term redemption rate, which excludes money market funds increased from 20.1% in the first six months of 2002 to 29.3% in the first six months of 2003.

Underwriting and Distribution Fee Revenues and Expenses

Underwriting and distribution fee revenues were $86.6 million for the six months ended June 30, 2003, a $9.3 million decrease from the same period last year.  Revenues from front-load investment products, consisting primarily of commissions on Class A shares and variable annuities, decreased $9.7 million, or 18%, largely due to a 25% decrease in related front-load investment product sales.  In the opinion of management, the decline in sales is attributable to the reluctance of our investors to provide additional capital in this weak economic environment.

Asset-based fee revenues earned on deferred-load products (Class B and Class C shares) for the first six months of 2003 were $5.7 million, a decline of 16%, or $1.1 million compared to the prior year, primarily due to a decline in related average assets under management—largely due to market depreciation.

Offsetting the declines in revenue discussed above were higher revenues from asset-based fees earned on our SPA product.  SPA revenues increased $1.2 million from the prior year’s first six months due to an increase in average assets managed in our SPA products.  Average SPA assets for the six months ended June 30, 2003 increased to $730 million compared to $601 million for the same period last year.

Underwriting and distribution expenses were $89.8 million, a decrease of 5.1 million, or 5%, over last year’s first six months.  Direct costs related to front-load investment product sales decreased $5.9 million, or 20%, directly correlating to the 18% decrease in front-load investment product revenue resulting from lower front-load investment product sales.  Front load sales for the first six months of 2003 were $728.2 million, down 25% compared to the prior year.  Direct costs related to the sale of investment products that are other than front-load (i.e., deferred-load mutual funds, SPA asset allocation, insurance, direct selling costs of Legend and advisor incentive compensation) decreased by $1.3 million, or 5%, from last year’s first six months. Offsetting this decline was the inclusion of $1.5 million in direct costs associated with WRIICO.

Indirect selling costs (expenses that do not fluctuate directly with sales volume or sales revenues) for the first six months of 2003, increased by $0.6 million, or 1.7%, in total from last year’s first six months.  Indirect costs associated with WRIICO were $1.3 million.  Increases in other indirect costs included an increase in legal costs associated with distribution of investment products and an increase in group health and accident insurance for Waddell & Reed financial advisors.  Indirect selling cost increases were partially offset by a reduction in spending as the prior year included a sales contest.

Our consolidated distribution margin declined from 1.1% in last year’s first six months to -3.6% for this year’s first six months primarily due to a decrease in sales and an increase in indirect selling costs.  Our Waddell & Reed Advisors distribution margin, which excludes our wholesale efforts (institutional, defined benefit, intermediary, subadvisory and Legend) and better reflects the activity of our salesforce only, declined to -1.8% for the six months ended June 30, 2003 from 0.4% for last year’s comparable period.

Shareholder Service Fee Revenue

Shareholder service fee revenues from transfer agency, custodian, and accounting services were $33.9 million for the six months ended June 30, 2003, an increase of $1.0 million, or 3%, from the same period last year.  The increase in service fee revenues was primarily due to an increase in the average number of accounts.  The average number of shareholder accounts increased 3% to 2.24 million at June 30, 2003, compared with 2.17 million at June 30, 2002.

Compensation and Related Costs

Compensation and related costs increased $2.8 million in the first six months of 2003, a 9% increase over the same period last year.  The increase in compensation and related costs was primarily a result of temporary compensation costs paid to employees of WRIICO of approximately $2.4 million.  Additionally, higher pension and insurance costs were partially offset by lower incentive compensation.

Equity Compensation

Equity compensation expense for the six months ended June 30, 2003 was $28.9 million.  This amount primarily consisted of a $27.1 million charge due to the stock option tender offer made to employees, consultants, financial advisors and directors (except Keith A. Tucker, Chairman and CEO) on February 12, 2003, to exchange certain stock options for an economically equivalent grant of restricted stock.  The exchange replaced 7.5 million options with approximately 1.5 million shares of restricted stock.  Of the total number of shares of restricted stock issued, we repurchased 609,740 shares from participants at their direction to satisfy individual income tax liabilities.  The tender offer resulted in a net issuance of 931,872 shares of restricted stock that vested in full upon grant.

In addition to the charge for the tender offer, we recorded approximately $1.8 million for the six months ending June 30, 2003, in amortization expense primarily related to restricted stock grants following the Company’s business decision to begin issuing restricted stock in lieu of options as incentive compensation.  The first grant of this type was made December 31, 2002, on which we granted 315,598 shares of restricted stock.  During the six months ended June 30, 2003, we granted an additional 649,816 shares of restricted stock.  Restricted share grants are expensed on a straight-line basis over a four year vesting period.

General and Administrative Costs

General and administrative expenses for this year’s first six months were $20.1 million, an increase of $1.7 million, or 9%, over the comparable period in the prior year.  This is primarily due to the inclusion of temporary WRIICO general and administrative costs in the first half of 2003, an increase in taxes and insurance, and the inclusion of costs associated with the launch of the new Ivy Funds family.  These increases were partially offset by a decrease in legal costs over the comparable 2002 period as a result of lower costs associated with the UILIC litigation.

Investment and Other Income, Interest Expense and Taxes

For this year’s first six months, investment and other income, which consists primarily of interest income from investment securities, increased $1.2 million, or 70% from last year’s comparable period.  The increase is primarily a result of a gain realized on the sale of a mutual fund investment.  As is our normal practice, we made this investment as seed money, in conjunction with a prior mutual fund launch.  With the launch of two new funds, Waddell & Reed Advisors Dividend Income Fund and Ivy Dividend Income Fund, we chose to reinvest the monies from the previously launched fund to seed these new funds.

Interest expense for the first six months of 2003 decreased $1.5 million, or 23%, compared to last year’s first six months.  This decrease is primarily due to interest savings of $1.7 million related to an interest rate swap agreement we entered into in March of 2002, which effectively converted our 7.5% fixed rate debt to variable rate debt.  At June 30, 2003, the floating rate being paid was 3.56%.  Savings from the swap were offset by an increase of $0.2 million of interest expense caused by an increase in average short-term debt outstanding.  Total average debt outstanding for the first six months of 2003 was $263.1 million compared to $221.5 million for the first six months of 2002.  The effect on interest expense from the increase in overall average debt outstanding was partially offset by a decrease in borrowing rates.  Our 2003 year-to-date overall average interest rate, which includes other borrowing costs such as commitment fees, was 3.90% compared to 6.00% for the same period last year.

Our effective income tax rate for the first six months of 2003 was 33.7% compared to 34.5% for the comparable 2002 period.

Liquidity and Capital Resources

Cash and cash equivalents were $75.7 million at June 30, 2003, an increase of $22.2 million from December 31, 2002.  Cash and cash equivalents included reserves of $15.7 million and $13.9 million for the benefit of customers in compliance with securities regulations at June 30, 2003 and December 31, 2002, respectively.  Cash and cash equivalents, investment securities available-for-sale and current receivables increased to $213.5 million at June 30, 2003 from $177.9 million at December 31, 2002, primarily due to the increase in cash and cash equivalents.

As of December 31, 2002, the Company had cash deposited with the Circuit Court of Jefferson County, Alabama as an appeal bond in connection with our litigation with UILIC in the amount of $62.5 million that was included in “Prepaid expenses and other current assets.”  On April 21, 2003, the Company announced that in a 7-1 opinion, the Alabama Supreme Court had reversed the entire $50 million jury verdict rendered against the Company by an Alabama jury in favor of UILIC in March of 2002.  On June 4, 2003, our $62.5 million appeal bond deposit plus $0.9 million in accrued interest was returned to us.

We are contingently liable under a standby letter of credit in the amount of $36 million.  As collateral for performance of obligations of the bank under the letter of credit, we have pledged a portion of our investment securities with a combined market value of $45.0 million at June 30, 2003.  These securities are recorded in “Investment securities – available for sale” on the consolidated balance sheet.  This standby letter of credit was issued in connection with a court appeal bond posted with the New York Supreme Court related to the Sawtelle arbitration award.  The appeal bond was purchased in the form of a surety bond, the only available means to post an appeal bond in the State of New York.  On February 11, 2003, the $25.0 million punitive damage award was vacated and the matter was remanded back to the NASD arbitration panel by the Appellate Division of the New York Supreme Court.

Cash flow provided from operations was $55.1 million and $42.4 million for the first six months of 2003 and 2002, respectively.  The $12.6 million increase in the current year is primarily a result of net income (excluding non-cash recognition of equity compensation) being higher in the current period as well as other changes in working capital items.

Cash inflows from investing activities were $50.3 million for the six months ended June 30, 2003 compared to cash outflows of $40.0 million during the six months ended June 30, 2002.  Cash inflows for the first six months of 2003 included the return of the $62.5 million UILIC appeal bond deposit.  This inflow was partially offset by payments of $6.5 million for capital expenditures, $3.3 million related to final working capital adjustments in connection with our acquisition of WRIICO, and investment security purchases of $4.7 million.  In the prior year’s six month period, we purchased $32.1 million of investment securities to use as collateral for the standby letter of credit discussed above and made capital expenditures in the amount of $8.4 million.

Cash flow used in financing activities during the first six months of 2003 was $83.1 million.  The use of cash consisted of repayments of short-term debt in the amount of $58.0 million, dividends paid in the amount of $21.6 million and approximately $10.7 million for repurchases of common stock.  Stock repurchases include shares purchased from participants in the tender offer at their direction to pay individual income tax liabilities (see “Significant Developments” above).  These amounts were partially offset stock option exercises in the amount of $7.1 million.  Cash used in the prior year for financing activities was $19.0 million and consisted primarily of cash paid for dividends and repurchases of common stock.

We have available to us a 364-day revolving credit facility with various lenders for a total of $200.0 million, whereby the lenders could, at their option upon our request, expand the facility to $300.0 million.  At June 30, 2003, there was no balance outstanding under the line of credit.  At June 30, 2003, our outstanding long-term debt was $214.5 million, which included a $15.6 million fair market value adjustment related to our interest rate swap.  We had no short-term debt outstanding at June 30, 2003.

We believe our available cash, marketable securities and expected cash flows from operations will be sufficient to fund dividends, operations, advance sales commissions, obligations, and other reasonably foreseeable cash needs.  In light of the recent developments in stockholder taxation on dividend income, recuperation in the financial markets, the Company’s use of restricted stock in lieu of options for equity compensation, and our acquisition activities, we want to reaffirm our intentions to use free cash flow in the best manner to enhance stockholder value.  While we will continue to use free cash flow for accretive acquisitions, and/or for share buybacks sufficient to manage dilution, we intend to place increased emphasis on paying dividends.  On July 29, 2003, the board of directors declared a quarterly dividend on its Class A common stock of $0.1500 per share payable November 3, 2003 to stockholders of record as of October 10, 2003.  This dividend represents a 13% increase over our previous $0.1326 dividend per share rate.

Stock Repurchase Program

During the second quarter of 2003, we repurchased 117,900 common shares at an aggregate cost, including commissions, of $3.0 million.  The price per share of this repurchase was $25.69.  In the first quarter of 2002, we repurchased 18,232 common shares at an aggregate cost, including commissions, of $0.6 million.  The average price per share of these repurchases was $32.24.

Interest Rate Swap Agreement

On March 12, 2002, our $200.0 million 7.5% Notes were effectively converted to variable rate debt by entering into an interest rate swap agreement.  As of June 30, 2003, the floating rate being paid on the swap is 3.56%.

Components of the consolidated balance sheet are affected by adjusting the carrying amount of the swap to its fair market value and adjusting the carrying amount of the Notes by an offsetting amount.  As of June 30, 2003, we have recorded a cumulative increase in “Other assets” of $15.6 million to reflect the fair market value of the swap and decreased our “Long-term debt” by $15.6 million to reflect the fair market value of the Notes.  It is management’s opinion that, due to the limited use of significant hedging or other activities involving derivative instruments, changes in the fair value of derivatives are not expected to have a material impact on our operating results or financial position.

Supplemental Information

Other Items

	2Q 03	2Q 02	% Change	YTD 2003	YTD 2002	% Change
Redemption rates – long term
Waddell & Reed Advisors	11.5%	10.6%		11.8%	9.3%
Wholesale	31.1%	23.2%		29.3%	20.1%
Total	17.1%	12.9%		16.6%	11.3%

Sales per advisor (000s) [1]
Total	143	180	-20.6%	273	374	-27.0%

2+ Years [2]	186	227	-18.1%	361	489	-26.2%
0 to 2 Years [3]	39	50	-22.0%	75	94	-20.2%

Gross Production per advisor (000s)	11.1	12.8	-13.3%	21.7	25.9	-16.2%

Number of advisors [1]	2,987	3,163	-5.5%	2,987	3,163	5.6%
Average number of financial advisors [1]	3,056	3,093	-1.2%	3,130	3,064	2.2%

Number of shareholder accounts (000’s)	2,286	2,200	3.9%	2,286	2,202	3.9%

[1] Excludes Legend Retirement Advisors

[2] Advisors licensed with the Company for two or more years.

[3] Advisors licensed with the Company for less than two years.

Forward Looking Information

From time-to-time, information or statements provided by or on behalf of the Company, including those within this Quarterly Report on Form 10-Q may contain certain “forward-looking information,” including information relating to anticipated growth in our revenues or earnings, anticipated changes in the amount and composition of assets under management, our anticipated expense levels, and our expectations regarding financial markets and other conditions.  Readers are cautioned that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance.  Actual results may differ materially from those contained in these forward-looking statements as a result of various factors, including but not limited to those discussed below.  Further, such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events, whether as a result of new information, future developments or otherwise.

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

Our future operating results are also dependent upon the level of our operating expenses, which are subject to fluctuation for the following or other reasons: variations in the level of compensation expense due to, among other things, performance-based bonuses, changes in our employee count and mix, and competitive factors; unanticipated costs that may be incurred to protect investor accounts and the goodwill of our clients; legal expenses; and disruptions of services, including those provided by third parties such as communications, power, and the mutual fund transfer agent system.  In addition, our future operating results may also be impacted by our ability to incur additional debt, by adverse litigation and/or arbitration, failure to retain key personnel and financial advisors, regulatory enforcement actions and acts of terrorism and/or war.  The Company’s business is also subject to substantial governmental regulation, and changes in legal, regulatory, accounting, tax, and compliance requirements may have a substantial effect on our operations and results, including but not limited to effects on costs we incur and effects on investor interest in mutual funds and investing in general or in particular classes of mutual funds or other investments.

Item 3.                                   Quantitative and Qualitative Disclosures About Market Risk

The Company has had no significant changes in its Quantitative and Qualitative Disclosures About Market Risk from that previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4.                                   Controls and Procedures

The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act)) as of the end of the period covered by this quarterly report, have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

The Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Part II.  Other Information

Item 1.                                   Legal Proceedings

See Note 8. to the Unaudited Consolidated Financial Statements beginning on page 13 of this Quarterly Report on Form 10-Q regarding the status of the UILIC litigation, Sawtelle arbitration and NASD notification.  Information required by this Item 1 regarding these matters is incorporated herein by reference to the disclosure contained in Note 8. to the Unaudited Consolidated Financial Statements.

Item 4.                                   Submission of Matters to a Vote of Security Holders.

(a)	Annual Meeting of Stockholders held on April 30, 2003.

(b)	Directors re-elected to additional three year terms at the Annual Meeting:

Dennis E. Logue and Ronald C. Reimer

Other Directors whose terms of office continued after the Annual Meeting:

Henry J. Herrmann, Alan W. Kosloff, James M. Raines, William L. Rogers, Keith A. Tucker and Jerry W. Walton

(c) (1)	Election of Directors

	For	Withheld
Dennis E. Logue	66,156,253	3,595,356
Ronald C. Reimer	66,155,420	3,596,189

No broker non-votes on this proposal.

(2)

Approval of amendment to 1998 Stock Incentive Plan – The amendment was submitted to stockholders for approval to comply with Section 162(m) of the Internal Revenue Code relating to deductibility of compensation with respect to restricted stock and deferred stock awards.

For	Against	Abstain
60,780,420	8,833,197	137,992

No broker non-votes on this proposal.

(3)       Approval of amendment to the 1998 Executive Deferred Compensation Stock Award Plan – The amendment was submitted to stockholders for approval to comply with Section 162(m) of the Internal Revenue Code relating to deductibility of compensation with respect to restricted stock awards.

For	Against	Abstain
63,121,793	6,477,096	152,720

No broker non-votes on this proposal.

(4)       Approval of amendment to the 2003 Executive Incentive Plan (formerly the Waddell & Reed Financial, Inc. 1999 Management Incentive Plan) – The amendment was submitted stockholders for approval to (1) extend the term of the plan to December 31, 2008, and (2) modify performance measures of the Executive Incentive Plan to entitle the Company to comply with respect to performance-based awards to “covered employees” within the meaning of Section 162(m) of the Internal Revenue Code.

For	Against	Abstain
65,547,939	4,051,970	151,700

No broker non-votes on this proposal.

(5)       Ratify Appointment of KPMG LLP as independent auditors for 2003

For	Against	Abstain
63,148,436	6,270,298	332,875

No broker non-votes on this proposal.

Item 6.            Exhibits and Reports on Form 8-K.

(a)                                  Exhibits:

31.1         Section 302 Certification of Chief Executive Officer

31.2         Section 302 Certification of Chief Financial Officer

32.1         Section 906 Certification of Chief Executive Officer

32.2         Section 906 Certification of Chief Financial Officer

(b)                                 Reports on Form 8-K:

Current Report on Form 8-K Item 9 dated April 30, 2003.  Furnished not filed.  No financial statements were required to be filed.

Current Report on Form 8-K Item 5 dated June 6, 2003.

No financial statements were required to be filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of July, 2003.

WADDELL & REED FINANCIAL, INC.

By:	/s/ Keith A. Tucker
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ John E. Sundeen, Jr.
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/ Mark A. Schieber
Vice President and
Controller
(Principal Accounting Officer)