Form 10-Q/A
period 2003-06-30
WADDELL & REED FINANCIAL INC
filed 2003-08-12
CIK 1052100

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Introductory Note

        This Amendment No. 1 to Waddell & Reed Financial, Inc.'s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2003, contains revised tables (in blackline format) of "Changes in Assets Under Management" on pages 21 and 25 included in Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Changes in Assets Under Management. The revised tables reflect a change in the amounts included in the rows titled "Sales" and "Market Appreciation/(Depreciation)," and the resultant subtotals and totals. Changes in the tables are a result of an incorrect calculation in reconciling the merger of eight of our former Ivy funds with five of our W&R Funds and two of our Waddell & Reed Advisors Funds. The "Beginning Assets," "Ending Assets," and financial statements, including the income statement, of Waddell & Reed Financial, Inc. were not affected by the revisions to the tables. To reflect these changes, this Amendment No. 1 hereby amends Part I. Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations — Changes in Assets Under Management of the original filing. Although the full text of the amended Form 10-Q is contained herein, this Amendment No. 1 does not update any other disclosures to reflect developments since the original date of filing.

Waddell & Reed Financial, Inc.

Form 10-Q
Quarter Ended June 30, 2003

Index

Part I.	Financial Information
Item 1.	Financial Statements
Consolidated Balance Sheets at June 30, 2003 and December 31, 2002
Consolidated Statements of Income for the three months and six months ended June 30, 2003 and June 30, 2002
Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2003 and June 30, 2002
Consolidated Statements of Stockholders' Equity for the six months ended June 30, 2003
Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and June 30, 2002
Notes to Unaudited Consolidated Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
Part II.	Other Information
Item 1.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits and Reports on Form 8-K
Signatures

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	June 30, 2003	December 31, 2002
	(unaudited)
Assets
Assets:
Cash and cash equivalents	$75,650	53,418
Investment securities, available-for-sale	85,913	84,118
Receivables:
Funds and separate accounts	18,630	12,444
Customers and other	33,344	27,928
Deferred income taxes	35	3,515
Prepaid expenses and other current assets	6,854	69,277

Total current assets	220,426	250,700
Property and equipment, net	52,276	49,323
Deferred sales commissions, net	15,772	16,464
Goodwill	193,895	193,749
Intangible assets	22,946	22,946
Other assets	29,599	27,310

Total assets	$534,914	560,492

Liabilities and Stockholders' Equity
Liabilities:
Current liabilities:
Accounts payable	$53,948	49,196
Accrued sales force compensation	9,853	11,785
Accrued other compensation	12,607	19,494
Short-term notes payable	—	58,000
Income taxes payable	9,911	6,002
Other current liabilities	32,687	37,057

Total current liabilities	119,006	181,534
Long-term debt	214,457	213,057
Accrued pensions and post-retirement costs	13,428	10,258
Deferred income taxes	9,703	5,234
Other	1,059	1,104

Total liabilities	357,653	411,187

Stockholders' equity:
Common stock - $0.01 par value: 250,000 shares authorized; 99,701 shares issued; 82,572 shares outstanding (80,637 at December 31, 2002)	997	997
Additional paid-in capital	234,570	243,277
Retained earnings	324,861	322,857
Deferred compensation	(17,931)	(7,045)
Cost of 17,129 common shares in treasury (19,064 at December 31, 2002)	(364,250)	(407,384)
Accumulated other comprehensive income	(986)	(3,397)

Total stockholders' equity	177,261	149,305

Total liabilities and stockholders' equity	$534,914	560,492

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

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity

For the Six Months Ended June 30, 2003
(Unaudited in thousands)

	Common Stock						Accumulated other comprehensive income
			Additional paid-in capital	Retained earnings	Deferred Compensation	Treasury Stock		Total stockholder's equity
	Shares	Amount
Balance at December 31, 2002	99,701	$997	$243,277	$322,857	$(7,045)	$(407,384)	$(3,397)	$149,305
Net income	—	—	—	23,866	—	—	—	23,866
Recognition of equity compensation	—	—	(5,795)	—	1,633	32,925	—	28,763
Issuance of restricted shares and other	—	—	(1,392)	—	(12,519)	14,101	—	190
Dividends accrued & paid	—	—	—	(21,862)	—	—	—	(21,862)
Exercise of stock options	—	—	(2,584)	—	—	9,846	—	7,262
Tax benefit from exercise of options	—	—	1,064	—	—	—	—	1,064
Other stock transactions	—	—	—	—	—	(10,650)	—	(10,650)
Treasury stock repurchases	—	—	—	—	—	(3,088)	—	(3,088)
Unrealized gain on investment securities	—	—	—	—	—	—	2,411	2,411

Balance at June 30, 2003	99,701	$997	$234,570	$324,861	$(17,931)	$(364,250)	$(986)	$177,261

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

WADDELL & REED FINANCIAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     The Company and Significant Accounting Policies

  Waddell & Reed Financial, Inc. and Subsidiaries

        Waddell & Reed Financial, Inc. and subsidiaries (hereinafter referred to as the "Company," "we," "us," or "our") derive revenues primarily from investment management, investment product underwriting and distribution, and shareholder services administration provided to the Waddell & Reed Advisors Group of Mutual Funds (the "Advisors Funds"), W&R Target Funds, Inc. (the "Target Funds"), Ivy Funds, Inc. (the "Ivy Funds"), the Ivy Fund portfolios, and Waddell & Reed InvestEd Portfolios, Inc. ("InvestEd") (collectively, the "Funds"), and institutional and separately managed accounts.

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

  Basis of Presentation

        We have prepared the accompanying unaudited consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to enable a reasonable understanding of the information presented. The information in this Quarterly Report on Form 10-Q should be read in conjunction with Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited financial statements and notes thereto included in our December 31, 2002 Annual Report on Form 10-K.

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

        Under Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities," we account for the swap as a fair value hedge of the Notes. This swap is considered 100% effective in hedging the changes in the fair value of the Notes arising from changes in interest rates, and accordingly, there has been no impact on earnings resulting from any ineffectiveness associated with this transaction. Interest expense savings realized as a result of the hedge was approximately $1.8 million and $3.7 million for the three and six months ended June 30, 2003, respectively. For the three and six months ended June 30, 2002, we realized interest expense savings of $1.6 million and $1.9 million, respectively, as a result of the hedge. As of June 30, 2003, we have recorded a cumulative increase in "Other assets" of $15.6 million to reflect the fair value of the swap and a cumulative increase in "Long-term debt" of $15.6 million to reflect the fair value of the Notes.

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

5.     Acquisition of Business

        On December 16, 2002, in a business combination accounted for as a purchase, we acquired the business of Mackenzie Investment Management Inc. ("MIMI"), a Florida-based U.S. investment management subsidiary of Toronto-based Mackenzie Financial Corporation ("MFC") and adviser of the Ivy Fund portfolios sold in the United States. We continue to operate MIMI's business through our subsidiary, Waddell & Reed Ivy Investment Company ("WRIICO"). The results of operations of WRIICO are included in the accompanying financial statements since the date of acquisition. The total cost of the acquisition, including expenses, was $61.5 million, which exceeded the fair value of the net assets of MIMI by $43.1 million. We recorded goodwill of $20.2 million and indefinite lived intangible assets of $22.9 million in connection with this transaction. Because identifiable intangible assets recognized in connection with the purchase of the business of MIMI are contracts related to the management of mutual funds which will be continually offered and are not expected to be terminated in the foreseeable future, such intangible assets were determined to be non-amortizable under Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). Goodwill recognized in connection with the purchase of the business of MIMI is not deductible for tax purposes.

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

        On July 3, 2003, in response to UILIC's Motion for Rehearing, the Alabama Supreme Court amended its original opinion and upheld the trial court's denial of our counterclaims against UILIC and upheld the trial court's ruling that the compensation agreement in dispute was not a contract. As it now stands, the practical effect is that at retrial, the Company is precluded from pursuing its own counterclaims against UILIC for fraud, breach of contract and unjust enrichment and is precluded from seeking the reinstatement of the basis point compensation bargained for in the compensation agreement on all UILIC variable annuity policy assets under management sold by the Company's financial advisors. The remainder of the Alabama Supreme Court's initial opinion issued on April 18, 2003 remained unchanged. On July 17, 2003 the Company filed a Motion for Rehearing with the Alabama Supreme Court regarding its decision on the compensation agreement. During the second quarter, the $62.5 million in cash on deposit with the trial court for the appeal bond regarding the overturned jury verdict plus $0.9 million in accrued interest was returned to the Company. The date for a new trial has not been set.

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

        Based on information currently available, management believes that the Company's probability of liability for damages is unknown and not reasonably determinable.

Arbitration

        As previously disclosed in our most recent Form 10-K filed with the SEC, a NASD Dispute Resolution Arbitration Panel (the "Panel") entered an award of $27.6 million against Waddell & Reed, Inc. ("W&R") on August 7, 2001 (97-03642). The award was made upon the conclusion of an arbitration proceeding conducted in New York arising from a complaint by Stephen Sawtelle, a former W&R financial advisor. In the arbitration, this advisor claimed that following his termination on February 10, 1997, W&R engaged in conduct that tortiously interfered with his prospective business relations and violated provisions of the Connecticut Unfair Trade Practices Act ("CUTPA"). The Panel found W&R liable and directed payment of approximately $1.8 million in compensatory damages, plus attorneys fees of $747,000. It also held that W&R had violated CUTPA and ordered the payment of punitive damages in the amount of $25.0 million. On August 8, 2001, the former advisor filed a petition with the Supreme Court of the State of New York, County of New York, seeking to confirm the award (115056/01). Shortly thereafter, W&R filed a motion to have the award vacated or modified.

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

        On February 11, 2003, the Appellate Division of the New York Supreme Court vacated the Panel's punitive damage award of $25.0 million and remanded the matter back to the Panel for reconsideration of the issue of punitive damages. The Court upheld the lower court's previous rulings on compensatory damages and attorneys' fees. We satisfied the outstanding judgment on these awards on February 25, 2003. On March 4, 2003, Mr. Sawtelle filed a Motion for Permission to Appeal the Appellate Division's February 11, 2003 order to the New York Court of Appeals. On March 5, 2003, Mr. Sawtelle petitioned the Panel for reconsideration of the issue of punitive damages.    On May 13, 2003, the Panel heard arguments from both sides regarding the issue of punitive damages. On June 13, 2003, Mr. Sawtelle's Motion for Permission to Appeal was denied. The outcome and timing of the determination of punitive damages by the Panel, if any, cannot be predicted at this time.

        No charge has been recorded in the consolidated financial statements of Waddell & Reed Financial, Inc. for the punitive damage award or interest thereon since, in the opinion of management, the size and probability of the punitive damage award, if any, is unknown and not reasonably determinable.

NASD

        W&R, a broker-dealer subsidiary of the Company, has received notification from the staff of the Enforcement Department of NASD Regulation ("NASD") indicating that the staff is considering recommending the NASD bring an action against W&R and certain of its current and former officers alleging possible violations of NASD rules and regulations relating to the exchange of certain UILIC variable annuity policies for Nationwide variable annuity policies from January 2001 thru August 2002. These alleged violations include questioning the suitability of certain of these exchanges and the adequacy of W&R's supervisory systems in place at the time of these exchanges. This notification stems from a sales practice exam initiated by the NASD in April 2001 following the introduction of Nationwide products into the W&R system and the termination by UILIC of its distribution agreements with W&R.

        Under the NASD's procedures, W&R has the opportunity to respond in writing to the notification submitting reasons of law, policy or fact why W&R believes an action should not be brought before the staff makes a formal recommendation regarding what further action, if any, should be instituted. W&R has submitted its written response and, as has been the case since the initiation of the sales practice exam in 2001, W&R intends to respond promptly and thoroughly and is fully cooperating with the NASD's inquiries.

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

Overview

        We derive our revenues primarily from providing investment management, distribution, and administrative services to the Funds and institutional and separately managed accounts. Investment management fees, our most substantial source of revenues, are based on the amount of average assets under management and are affected by sales levels, financial market conditions, redemptions, and the composition of assets. Underwriting and distribution revenues, another substantial source of revenues, consist of sales charges and commissions derived from sales of investment and insurance products, distribution fees on certain variable products, and asset based fees earned on our SPA product, as well as Legend's advisory services. Legend is a wholly owned and consolidated subsidiary that specializes in the distribution of 403(b) plans to educational and other non-profit institutions. The products sold have various sales charge structures and the revenues received from sales of products vary based on the type and amount sold. Rule 12b-1 distribution fees earned for distributing certain mutual fund shares are based upon a percentage of assets and fluctuate based on sales, redemptions, and financial market conditions. Service fees include transfer agency fees, custodian fees for retirement plan accounts, and portfolio accounting fees.

Significant Developments

Quarterly Dividend Rate Increase

        On July 29, 2003, our board of directors declared a quarterly dividend on its Class A common stock of $0.1500 per share payable November 3, 2003 to stockholders of record as of October 10, 2003. This dividend represents a 13% increase over our previous $0.1326 dividend per share rate.

Merger of Fund Families

        On June 16, 2003, we completed the combination of several of the original Ivy Fund portfolios with comparable funds in the W&R Funds family. All of the funds in the W&R Funds family operate post-merger as a single new fund family under the Ivy Funds brand and will carry forward the W&R Funds' performance records. Separately, two original Ivy Fund portfolios were merged into comparable funds in the Advisors Funds family. Six of the original Ivy Fund portfolios remain as they existed.

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

        It is anticipated that, upon obtaining all requisite approvals, the Advantus Series Fund, Inc. funds will be merged into the W&R Target Funds family—whose funds also are utilized in insurance products, and the Advantus Funds will be merged into the Ivy Funds—a retail fund family. Waddell & Reed currently serves as the investment advisor for both the W&R Target Funds and the Ivy Funds. Certain actively managed equities in the Minnesota Life and Securian Holding Company general accounts will be managed as separate accounts. Certain of Minnesota Life's unregistered separate accounts used primarily for their 401(k) products will be mapped into Ivy Funds of like objective.

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

Results of Operations—Three Months Ended June 30, 2003 as Compared with Three Months Ended June 30, 2002

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

Investment Management Fee Revenues

        Investment management fee revenues were $49.0 million, a decline of $0.3 million, or 1%, from 2002's second quarter. Average assets for the current quarter were $30.5 billion, a 1% decline compared to the second quarter of 2002. Partially offsetting this decline was additional management fees earned on WRIICO subadvised assets acquired in December 2002, and on Securian assets gained (May 1, 2003) from the strategic alliance. The overall management fee rate improved to 64.5 basis points compared to 64.1 basis points in last year's comparable period.

Change in Assets Under Management

        The following table summarizes the changes in our assets under management. All sales are net of sales charges, also known as commissions. The activity includes all activity of our Funds and institutional and separate accounts, including money market funds and net asset value accounts for which we receive no sales charges. The activities of our sales force are reported separately from all other sales efforts including institutional, defined benefit, intermediary, subadvisory and Legend. We are disclosing the results of activity generated by the Waddell & Reed sales force under the caption "Waddell & Reed Advisors" and the results of activity generated by all other sales efforts under the caption "Wholesale." Assets gained from the strategic alliance with Securian are reported separately from sales as "Securian Assets."

Changes in Assets Under Management
(amounts in millions)

	Waddell & Reed Advisors	Wholesale	Total
June 30, 2003 QTD
Beginning Assets	$20,833.4	$6,709.6	$27,543.0
Securian Assets	—	1,338.4	1,338.4
Sales (net of sales charges)	~~795.8~~ 578.6	997.0	~~1,792.8~~ 1,575.6
Redemptions	(869.0)	(677.4)	(1,546.4)

Net Sales	~~(73.2)~~ (290.4)	319.6	~~246.4~~ 29.2
Net Exchanges and Adjustments	8.4	(10.1)	(1.7)
Reinvested Dividends and Capital Gains	69.5	37.4	106.9

Net Flows	~~4.7~~ (212.5)	346.9	~~351.6~~ 134.4
Market Appreciation/(Depreciation)	~~1,673.4~~ 1,890.6	787.3	~~2,460.7~~ 2,677.9

Ending Assets	$22,511.5	$9,182.2	$31,693.7

June 30, 2002 QTD
Beginning Assets	$26,639.4	$5,704.8	$32,344.2
Sales (net of sales charges)	746.2	408.9	1,155.1
Redemptions	(1,046.8)	(325.7)	(1,372.5)

Net Sales	(300.6)	83.2	(217.4)
Net Exchanges and Adjustments	(19.5)	12.7	(6.8)
Reinvested Dividends and Capital Gains	55.7	32.5	88.2

Net Flows	(264.4)	128.4	(136.0)
Market Appreciation/(Depreciation)	(2,513.8)	(562.6)	(3,076.4)

Ending Assets	$23,861.2	$5,270.6	$29,131.8

        The Waddell & Reed Advisors long-term redemption rate, which excludes money market funds, increased from 10.6% in the second quarter of 2002 to 11.5% in this year's second quarter. This redemption rate has increased due to the continued depreciation of assets (the denominator of the rate formula). The Wholesale long-term redemption rate, which excludes money market funds, increased from 23.2% in second quarter 2002 to 31.1% in second quarter 2003.

Underwriting and Distribution Fee Revenues and Expenses

        Underwriting and distribution fee revenues were $43.8 million, a decrease of $4.2 million, or 8.7%, from last year's second quarter. Revenues from front-load investment products, consisting primarily of commissions on Class A shares and variable annuities, decreased $4.1 million, or 16%, largely due to the decrease in related front-load investment product sales of 21%. While there has been some improvement in the recent trend, in the opinion of management, the decline in sales is attributable to the reluctance of our investors to provide additional capital in a weak economic environment.

        Asset-based fee revenues earned on deferred-load products (Class B and Class C shares) were $2.8 million, a decline of 17%, or $0.6 million, primarily due to a decline in related assets under management—largely due to market depreciation.

        Insurance commission revenues were $6.3 million, a decline of $0.6 million, or 9% from last year's second quarter. Partially offsetting the decline of insurance commission revenues were higher revenues from asset-based fees earned on our Strategic Portfolio Allocation ("SPA") product. SPA revenues increased $0.4 million from the prior year's second quarter due to the increase in average assets managed in our SPA products. Average SPA assets increased from $683 million in second quarter 2002 to $744 million in second quarter 2003 as client interest continues to develop in a product that has enhanced the optimization potential of return on investment through a dynamic asset allocation system.

        Underwriting and distribution expenses were $45.3 million, a decrease of $3.2 million, or 6.6%, from last year's second quarter. Direct costs related to front-load investment product sales decreased $2.6 million, or 17%, directly correlating to the 16% decrease in front-load investment product revenue resulting from lower front-load investment product sales. Front-load investment product sales for the quarter were $372.0 million, down 21% compared to second quarter of 2002. Direct costs related to the sale of investment products that are other than front-load (i.e., deferred-load mutual funds, SPA asset allocation, insurance, direct selling costs of Legend and advisor incentive compensation) decreased by $0.7 million, or 5%, compared to the prior year's second quarter. Offsetting this decline was the inclusion of direct costs associated with WRIICO (acquired on December 16, 2002) in the amount of $0.9 million.

        Indirect selling costs (expenses that do not fluctuate directly with sales volume or sales revenues) decreased by $0.8 million, or 4%, in total from last year's second quarter. Indirect selling costs in the prior year's quarter included a sales contest. Partially offsetting these declines were indirect costs associated with WRIICO in the second quarter 2003 of approximately $0.7 million. In addition, increases in other indirect costs included an increase in legal costs associated with distribution of investment products and an increase in group health and accident insurance for Waddell & Reed financial advisors.

        Our consolidated distribution margin declined from -1.0% in last year's second quarter to -3.3% for this year's second quarter primarily due to a decrease in sales. Our Waddell & Reed Advisors distribution margin, which excludes our wholesale efforts (institutional, defined benefit, intermediary, subadvisory and Legend) and better reflects the activity of our salesforce only, declined to -1.4% for this year's second quarter from 0.1% for last year's second quarter.

Shareholder Service Fee Revenue

        Shareholder service fee revenues from transfer agency, custodian, and accounting services were $17.1 million, an increase of $0.4 million, or 2%, from the second quarter of 2002. The increase in service fee revenues was primarily due to an increase in the average number of accounts over last year's second quarter. The average number of shareholder accounts increased 3% to 2.25 million at June 30, 2003, compared with 2.19 million at June 30, 2002.

Compensation and Related Costs

        In this year's second quarter, compensation and related costs (excluding equity compensation discussed below), increased $0.6 million, or 4%, to $16.3 million. The increase in compensation and related costs in the second quarter 2003 was a result of temporary compensation costs paid to employees of WRIICO of approximately $0.8 million. Additionally, higher pension and insurance costs were offset by lower incentive compensation.

Equity Compensation

        Equity compensation expense in the second quarter of 2003 was $1.2 million primarily due to amortization expense related to restricted stock grants following the Company's business decision to begin issuing restricted stock in lieu of options as incentive compensation. During the second quarter of 2003, we granted 111,346 shares of restricted stock. Restricted share grants vest over a four-year schedule and are expensed on a straight-line basis over the four year vesting period.

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

Investment and Other Income, Interest Expense and Taxes

        Investment and other income, which consists primarily of interest income from investment securities, increased $0.9 million, or 85% from last year's second quarter. The increase is primarily a result of a gain realized on the sale of a mutual fund investment. As is our normal practice, we made this investment as seed money, in conjunction with a prior mutual fund launch. With the launch of two new funds, Waddell & Reed Advisors Dividend Income Fund and Ivy Dividend Income Fund, we chose to reinvest the monies from the previously launched fund to seed these new funds.

        Interest expense decreased $0.1 million, or 3%, from last year's second quarter. This decrease is primarily due to interest savings related to an interest rate swap agreement we entered into in March of 2002, which effectively converted our 7.5%, fixed rate debt to variable rate debt. At June 30, 2003, the floating rate being paid was 3.56%. The average floating rate paid on the interest rate swap for the quarter ended June 30, 2003 was 3.70% compared to 4.30% for the quarter ended June 30, 2002. Interest expense savings from the swap were offset by an increase to expense of $0.1 million from short-term borrowings. A higher average balance of short-term borrowings during this year's second quarter was offset by lower interest rates. Total average debt outstanding for the second quarter of 2003 was $260.3 million compared to $223.6 million for the second quarter of 2002. The effect on interest expense from the increase in overall average debt outstanding was partially offset by a decrease in borrowing rates. Our 2003 second quarter overall average interest rate, which includes other borrowing costs such as commitment fees, was 3.96% compared to 4.75% for the same period last year.

        Our effective income tax rate for the second quarter of 2003 was 34.8% compared to 33.7% for the second quarter of 2002. The increase in the rate was primarily due to an adjustment in the previous year's quarter to realize the retroactive impact of Kansas state tax legislation passed during that quarter. This legislation changed the methodology used by the Company to source taxable income to the state of Kansas.

Results of Operations—Six Months Ended June 30, 2003 as Compared with Six Months Ended June 30, 2002

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

Investment Management Fee Revenues

        Investment management fee revenues were $93.8 million for the six months ended June 30, 2003, a decrease of $6.2 million, or 6%, from the same period last year. The decrease was due to a decline in mutual fund fee revenues of $11.8 million, or 14%, resulting from a 14% decline in mutual fund average assets. Partially offsetting this decline was an increase in institutional and separate account revenues of $5.8 million, or 47%. The increase in institutional and separate account revenues was due to the addition of the WRIICO's subadvised assets in December 2002, as well as the addition of revenue from subadvised assets acquired on May 1, 2003, as a result of the strategic alliance agreement with Securian announced in April 2003.

Change in Assets Under Management

        The following table summarizes the changes in our assets under management. All sales are net of sales charges, also known as commissions. The activity includes all activity of our Funds and institutional and separate accounts, including money market funds and net asset value accounts for which we receive no sales charges. The activities of our sales force are reported separately from all our other sales efforts including institutional, defined benefit, intermediary, subadvisory and Legend. We are disclosing the results of activity generated by the Waddell & Reed sales force under the caption "Waddell & Reed Advisors" and the results of activity generated by all our other sales efforts under the caption "Wholesale." Assets gained from the strategic alliance with Securian are reported separately from sales as "Securian Assets."

Changes in Assets Under Management
(amounts in millions)

	Waddell & Reed Advisors	Wholesale	Total
June 30, 2003 YTD
Beginning Assets	$21,497.0	$6,617.9	$28,114.9
Securian Assets	—	1,338.4	1,338.4
Sales (net of sales charges)	~~1,423.9~~ 1,206.7	1,673.9	~~3,097.8~~ 2,880.6
Redemptions	(1,720.7)	(1,161.4)	(2,882.1)

Net Sales	~~(296.8)~~ (514.0)	512.5	~~215.7~~ (1.5)
Net Exchanges and Adjustments	(3.9)	0.4	(3.5)
Reinvested Dividends and Capital Gains	113.2	78.2	191.4

Net Flows	~~(187.5)~~ (404.7)	591.1	~~403.6~~ 186.4
Market Appreciation/(Depreciation)	~~1,202.0~~ 1,419.2	634.8	~~1,836.8~~ 2,054.0

Ending Assets	$22,511.5	$9,182.2	$31,693.7

June 30, 2002 YTD
Beginning Assets	$27,128.7	$5,677.1	$32,805.8
Sales (net of sales charges)	1,552.8	710.0	2,262.8
Redemptions	(1,908.6)	(562.4)	(2,471.0)

Net Sales	(355.8)	147.6	(208.2)
Net Exchanges and Adjustments	(36.4)	21.0	(15.4)
Reinvested Dividends and Capital Gains	92.7	58.7	151.4

Net Flows	(299.5)	227.3	(72.2)
Market Appreciation/(Depreciation)	(2,968.0)	(633.8)	(3,601.8)

Ending Assets	$23,861.2	$5,270.6	$29,131.8

        The Waddell & Reed Advisors long-term redemption rate, which excludes money market funds, increased from 9.3% in the first six months of 2002 to 11.8% in this year's first six months. This redemption rate has increased due to the continued depreciation of assets (the denominator of the rate formula). The Wholesale long-term redemption rate, which excludes money market funds increased from 20.1% in the first six months of 2002 to 29.3% in the first six months of 2003.

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

        Offsetting the declines in revenue discussed above were higher revenues from asset-based fees earned on our SPA product. SPA revenues increased $1.2 million from the prior year's first six months due to an increase in average assets managed in our SPA products. Average SPA assets for the six months ended June 30, 2003 increased to $730 million compared to $601 million for the same period last year.

        Underwriting and distribution expenses were $89.8 million, a decrease of 5.1 million, or 5%, over last year's first six months. Direct costs related to front-load investment product sales decreased $5.9 million, or 20%, directly correlating to the 18% decrease in front-load investment product revenue resulting from lower front-load investment product sales. Front load sales for the first six months of 2003 were $728.2 million, down 25% compared to the prior year. Direct costs related to the sale of investment products that are other than front-load (i.e., deferred-load mutual funds, SPA asset allocation, insurance, direct selling costs of Legend and advisor incentive compensation) decreased by $1.3 million, or 5%, from last year's first six months. Offsetting this decline was the inclusion of $1.5 million in direct costs associated with WRIICO.

        Indirect selling costs (expenses that do not fluctuate directly with sales volume or sales revenues) for the first six months of 2003, increased by $0.6 million, or 1.7%, in total from last year's first six months. Indirect costs associated with WRIICO were $1.3 million. Increases in other indirect costs included an increase in legal costs associated with distribution of investment products and an increase in group health and accident insurance for Waddell & Reed financial advisors. Indirect selling cost increases were partially offset by a reduction in spending as the prior year included a sales contest.

        Our consolidated distribution margin declined from 1.1% in last year's first six months to -3.6% for this year's first six months primarily due to a decrease in sales and an increase in indirect selling costs. Our Waddell & Reed Advisors distribution margin, which excludes our wholesale efforts (institutional, defined benefit, intermediary, subadvisory and Legend) and better reflects the activity of our salesforce only, declined to -1.8% for the six months ended June 30, 2003 from 0.4% for last year's comparable period.

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

        In addition to the charge for the tender offer, we recorded approximately $1.8 million for the six months ending June 30, 2003, in amortization expense primarily related to restricted stock grants following the Company's business decision to begin issuing restricted stock in lieu of options as incentive compensation. The first grant of this type was made December 31, 2002, on which we granted 315,598 shares of restricted stock. During the six months ended June 30, 2003, we granted an additional 649,816 shares of restricted stock. Restricted share grants are expensed on a straight-line basis over a four year vesting period.

General and Administrative Costs

        General and administrative expenses for this year's first six months were $20.1 million, an increase of $1.7 million, or 9%, over the comparable period in the prior year. This is primarily due to the inclusion of temporary WRIICO general and administrative costs in the first half of 2003, an increase in taxes and insurance, and the inclusion of costs associated with the launch of the new Ivy Funds family. These increases were partially offset by a decrease in legal costs over the comparable 2002 period as a result of lower costs associated with the UILIC litigation.

Investment and Other Income, Interest Expense and Taxes

        For this year's first six months, investment and other income, which consists primarily of interest income from investment securities, increased $1.2 million, or 70% from last year's comparable period. The increase is primarily a result of a gain realized on the sale of a mutual fund investment. As is our normal practice, we made this investment as seed money, in conjunction with a prior mutual fund launch. With the launch of two new funds, Waddell & Reed Advisors Dividend Income Fund and Ivy Dividend Income Fund, we chose to reinvest the monies from the previously launched fund to seed these new funds.

        Interest expense for the first six months of 2003 decreased $1.5 million, or 23%, compared to last year's first six months. This decrease is primarily due to interest savings of $1.7 million related to an interest rate swap agreement we entered into in March of 2002, which effectively converted our 7.5% fixed rate debt to variable rate debt. At June 30, 2003, the floating rate being paid was 3.56%. Savings from the swap were offset by an increase of $0.2 million of interest expense caused by an increase in average short-term debt outstanding. Total average debt outstanding for the first six months of 2003 was $263.1 million compared to $221.5 million for the first six months of 2002. The effect on interest expense from the increase in overall average debt outstanding was partially offset by a decrease in borrowing rates. Our 2003 year-to-date overall average interest rate, which includes other borrowing costs such as commitment fees, was 3.90% compared to 6.00% for the same period last year.

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

        As of December 31, 2002, the Company had cash deposited with the Circuit Court of Jefferson County, Alabama as an appeal bond in connection with our litigation with UILIC in the amount of $62.5 million that was included in "Prepaid expenses and other current assets." On April 21, 2003, the Company announced that in a 7-1 opinion, the Alabama Supreme Court had reversed the entire $50 million jury verdict rendered against the Company by an Alabama jury in favor of UILIC in March of 2002. On June 4, 2003, our $62.5 million appeal bond deposit plus $0.9 million in accrued interest was returned to us.

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

        Cash inflows from investing activities were $50.3 million for the six months ended June 30, 2003 compared to cash outflows of $40.0 million during the six months ended June 30, 2002. Cash inflows for the first six months of 2003 included the return of the $62.5 million UILIC appeal bond deposit. This inflow was partially offset by payments of $6.5 million for capital expenditures, $3.3 million related to final working capital adjustments in connection with our acquisition of WRIICO, and investment security purchases of $4.7 million. In the prior year's six month period, we purchased $32.1 million of investment securities to use as collateral for the standby letter of credit discussed above and made capital expenditures in the amount of $8.4 million.

        Cash flow used in financing activities during the first six months of 2003 was $83.1 million. The use of cash consisted of repayments of short-term debt in the amount of $58.0 million, dividends paid in the amount of $21.6 million and approximately $10.7 million for repurchases of common stock. Stock repurchases include shares purchased from participants in the tender offer at their direction to pay individual income tax liabilities (see "Significant Developments" above). These amounts were partially offset stock option exercises in the amount of $7.1 million. Cash used in the prior year for financing activities was $19.0 million and consisted primarily of cash paid for dividends and repurchases of common stock.

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

        We believe our available cash, marketable securities and expected cash flows from operations will be sufficient to fund dividends, operations, advance sales commissions, obligations, and other reasonably foreseeable cash needs. In light of the recent developments in stockholder taxation on dividend income, recuperation in the financial markets, the Company's use of restricted stock in lieu of options for equity compensation, and our acquisition activities, we want to reaffirm our intentions to use free cash flow in the best manner to enhance stockholder value. While we will continue to use free cash flow for accretive acquisitions, and/or for share buybacks sufficient to manage dilution, we intend to place increased emphasis on paying dividends. On July 29, 2003, the board of directors declared a quarterly dividend on its Class A common stock of $0.1500 per share payable November 3, 2003 to stockholders of record as of October 10, 2003. This dividend represents a 13% increase over our previous $0.1326 dividend per share rate.

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

        Components of the consolidated balance sheet are affected by adjusting the carrying amount of the swap to its fair market value and adjusting the carrying amount of the Notes by an offsetting amount. As of June 30, 2003, we have recorded a cumulative increase in "Other assets" of $15.6 million to reflect the fair market value of the swap and decreased our "Long-term debt" by $15.6 million to reflect the fair market value of the Notes. It is management's opinion that, due to the limited use of significant hedging or other activities involving derivative instruments, changes in the fair value of derivatives are not expected to have a material impact on our operating results or financial position.

Supplemental Information

Other Items

	2Q 03	2Q 02	% Change	YTD 2003	YTD 2002	% Change
Redemption rates—long term
Waddell & Reed Advisors	11.5%	10.6%		11.8%	9.3%
Wholesale	31.1%	23.2%		29.3%	20.1%
Total	17.1%	12.9%		16.6%	11.3%
Sales per advisor (000s) [1]
Total	143	180	-20.6%	273	374	-27.0%
2+ Years [2]	186	227	-18.1%	361	489	-26.2%
0 to 2 Years [3]	39	50	-22.0%	75	94	-20.2%
Gross Production per advisor (000s)	11.1	12.8	-13.3%	21.7	25.9	-16.2%
Number of advisors [1]	2,987	3,163	-5.5%	2,987	3,163	5.6%
Average number of financial advisors [1]	3,056	3,093	-1.2%	3,130	3,064	2.2%
Number of shareholder accounts (000's)	2,286	2,200	3.9%	2,286	2,202	3.9%

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

Item 4.    Controls and Procedures

        The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act)) as of the end of the period covered by this quarterly report, have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        The Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

(b)
Directors re-elected to additional three year terms at the Annual Meeting:

  Dennis E. Logue and Ronald C. Reimer

  Other Directors whose terms of office continued after the Annual Meeting:

  Henry J. Herrmann, Alan W. Kosloff, James M. Raines, William L. Rogers, Keith A. Tucker and Jerry W.Walton

(c)
(1) Election of Directors

	For	Withheld
Dennis E. Logue	66,156,253	3,595,356
Ronald C. Reimer	66,155,420	3,596,189

    No broker non-votes on this proposal.

  (2)
  Approval of amendment to 1998 Stock Incentive Plan — The amendment was submitted to stockholders for approval to comply with Section 162(m) of the Internal Revenue Code relating to deductibility of compensation with respect to restricted stock and deferred stock awards.

For	Against	Abstain
60,780,420	8,833,197	137,992

    No broker non-votes on this proposal.

  (3)
  Approval of amendment to the 1998 Executive Deferred Compensation Stock Award Plan — The amendment was submitted to stockholders for approval to comply with Section 162(m) of the Internal Revenue Code relating to deductibility of compensation with respect to restricted stock awards.

For	Against	Abstain
63,121,793	6,477,096	152,720

    No broker non-votes on this proposal.

  (4)
  Approval of amendment to the 2003 Executive Incentive Plan (formerly the Waddell & Reed Financial, Inc. 1999 Management Incentive Plan) — The amendment was submitted stockholders for approval to (1) extend the term of the plan to December 31, 2008, and (2) modify performance measures of the Executive Incentive Plan to entitle the Company to comply with respect to performance-based awards to "covered employees" within the meaning of Section 162(m) of the Internal Revenue Code.

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

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of August, 2003.

WADDELL & REED FINANCIAL, INC.
By:	/s/ Keith A. Tucker Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
By:	/s/ John E. Sundeen, Jr. Senior Vice President Chief Financial Officer and Treasurer (Principal Financial Officer)
By:	/s/ Mark A. Schieber Vice President and Controller (Principal Accounting Officer)