Form 10-Q
period 2003-09-30
WADDELL & REED FINANCIAL INC
filed 2003-11-12
CIK 1052100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).               Yes     ☒     No    ☐

Shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Class	Outstanding as of October 31, 2003
Class A common stock, $.01 par value	82,373,998

Waddell & Reed Financial, Inc.

Form 10-Q

Quarter Ended September 30, 2003

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	September 30, 2003	December 31, 2002
	(unaudited)
Assets
Assets:
Cash and cash equivalents	$74,828	53,418
Investment securities, available-for-sale	87,240	84,118
Receivables:
Funds and separate accounts	24,357	12,444
Customers and other	45,208	27,928
Deferred income taxes	34	3,515
Prepaid expenses and other current assets	7,304	69,277

Total current assets	238,971	250,700

Property and equipment, net	53,455	49,323
Deferred sales commissions, net	15,454	16,464
Goodwill	193,894	193,749
Intangible assets	49,219	22,946
Other assets	27,453	27,310

Total assets	$578,446	560,492

Liabilities and Stockholders' Equity

Liabilities:
Current liabilities:
Accounts payable	$64,916	49,196
Accrued sales force compensation	10,125	11,785
Accrued other compensation	13,090	19,494
Short-term notes payable	35,000	58,000
Income taxes payable	6,752	6,002
Other current liabilities	60,141	37,057

Total current liabilities	190,024	181,534

Long-term debt	212,119	213,057
Accrued pensions and post-retirement costs	3,138	10,258
Deferred income taxes	6,729	5,234
Other	1,036	1,104

Total liabilities	413,046	411,187

Stockholders' equity :
Common stock - $0.01 par value: 250,000 shares authorized; 99,701 shares issued; 82,612 shares outstanding (80,637 at December 31, 2002)	997	997
Additional paid-in capital	233,444	243,277
Retained earnings	314,804	322,857
Deferred compensation	(16,417)	(7,045)
Cost of 17,089 common shares in treasury (19,064 at December 31, 2002)	(367,066)	(407,384)
Accumulated other comprehensive income	(362)	(3,397)
Total stockholders' equity	165,400	149,305

Total liabilities and stockholders' equity	$578,446	560,492

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited in thousands, except for per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002

Revenues:
Investment management fees	$52,490	43,199	$146,324	143,214
Underwriting and distribution fees	42,073	43,221	128,690	139,162
Shareholder service fees	18,188	16,321	52,104	49,258
Investment and other income	691	1,220	3,613	2,938

Total revenues	113,442	103,961	330,731	334,572

Expenses:
Underwriting and distribution	45,279	44,664	135,053	139,521
Compensation and related costs	16,104	13,186	50,120	44,397
Equity compensation	1,689	—	30,574	—
General and administrative	41,395	10,707	61,499	29,105
Depreciation	1,742	1,642	5,156	4,769
Interest expense	2,247	2,980	7,340	9,573
Write-down of investment securities	—	7,141	—	7,141

Total expenses	108,456	80,320	289,742	234,506

Income before provision for income taxes	4,986	23,641	40,989	100,066

Provision for income taxes	2,645	7,637	14,782	34,021

Net income	$2,341	16,004	$26,207	66,045

Net income per share:
- Basic	$0.03	0.20	$0.32	0.82
- Diluted	$0.03	0.20	$0.32	0.80

Weighted average shares outstanding:
- Basic	81,805	80,283	81,251	80,409
- Diluted	83,557	81,073	82,503	82,163

Dividends declared per common share	$0.1500	0.1326	$0.4152	0.3978

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002

Net income	$2,341	$16,004	$26,207	$66,045
Other comprehensive income:
Net unrealized appreciation (depreciation) of investments during the period, net of income taxes of $302, $(841), $1,181 and $(1,573), respectively	487	(1,369)	1,911	(2,568)
Reclassification adjustment for amounts included in net income, net of income taxes of $84, $2,714, $689 and $2,714	137	4,427	1,124	4,427

Comprehensive income	$2,965	$19,062	$29,242	$67,904

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of  Stockholders' Equity

For the Nine Months Ended September 30, 2003

(Unaudited in thousands)

			Additional paid-in capital	Retained earnings	Deferred Compensation	Treasury Stock	Accumulated other comprehensive income	Total stockholders equity

	Common Stock
	Shares	Amount

Balance at December 31, 2002	99,701	$997	$243,277	$322,857	$(7,045)	$(407,384)	$(3,397)	$149,305

Net income	—	—	—	26,207	—	—	—	26,207
Recognition of equity compensation	—	—	(5,512)	—	3,105	32,817	—	30,410
Issuance of restricted shares and other	—	—	(4,227)	—	(12,477)	17,028	—	324
Dividends accrued & paid	—	—	—	(34,260)	—	—	—	(34,260)
Exercise of stock options	—	—	(4,549)	—	—	17,384	—	12,835
Tax benefit from exercise of options	—	—	4,455	—	—	—	—	4,455
Other stock transactions	—	—	—	—	—	(11,961)	—	(11,961)
Treasury stock repurchases	—	—	—	—	—	(14,950)	—	(14,950)
Unrealized gain on investment securities	—	—	—	—	—	—	3,035	3,035

Balance at September 30, 2003	99,701	$997	$233,444	$314,804	$(16,417)	$(367,066)	$(362)	$165,400

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited in thousands)

	For the nine months ended September 30,
	2003	2002

Cash flows from operating activities:
Net income	$26,207	$66,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,216	5,683
Write-down of investment securities	-	7,141
Gain on sale of investments	(1,126)	-
Recognition of equity compensation	30,410	940
Loss on sale and retirement of fixed assets	248	119
Capital gains and dividends reinvested	(103)	(7)
Deferred income taxes	3,106	(5,455)
Changes in assets and liabilities:
Receivables from funds and separate accounts	(11,913)	879
Other receivables	(17,280)	(4,998)
Other assets	(890)	(1,667)
Accounts payable	14,884	3,535
Other liabilities	14,826	8,004

Net cash provided by operating activities	64,585	80,219

Cash flows from investing activities:
Additions to investment securities	(5,320)	(32,183)
Proceeds from sales of investment securities	5,422	137
Proceeds from maturity of investment securities	2,142	742
Appeal bond deposit	62,500	(62,500)
Additions to property and equipment	(9,536)	(10,524)
Cash paid for acquisitions	(29,589)	-

Net cash provided by (used in) investing activities	25,619	(104,328)

Cash flows from financing activities:
Net short-term borrowings (repayments)	(23,000)	38,000
Cash dividends	(32,556)	(28,436)
Other stock transactions	(11,961)	-
Purchase of treasury stock	(14,112)	(16,247)
Exercise of stock options	12,835	8,350

Net cash provided by (used in) financing activities	(68,794)	1,667

Net increase (decrease) in cash and cash equivalents	21,410	(22,442)

Cash and cash equivalents at beginning of period	53,418	91,682

Cash and cash equivalents at end of period	$74,828	$69,240

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

In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only a normal and recurring nature) necessary to present fairly our financial position at September 30, 2003 and December 31, 2002, the results of operations for the three months and nine months ended September 30, 2003 and 2002, and cash flows for the nine months ended September 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States.

Use of Estimates

Accounting principles generally accepted in the United States require us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses when preparing our consolidated financial statements.  Estimates are used for, but are not limited to, depreciation and amortization, taxes, valuation of assets, pension and post-retirement obligations, contingencies and anticipated legal expenses associated with contingencies.  Actual results may differ from these estimates.  Interim results are not necessarily indicative of results for a full year.

Stock-Based Compensation

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its stock-based compensation plans.  Accordingly, no compensation expense has been recognized for employee stock-based compensation plans other than for restricted stock and instances where vesting of option awards have been accelerated.  The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation-Transition and Disclosure,” an amendment of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), therefore, no compensation expense was recognized for the Company’s employee stock option plans.  Had compensation expense for the Company’s employee stock option plans been determined based on the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS 148, the Company’s net income and earnings per share would have approximated the pro forma amounts indicated below (in thousands, except per share data).

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Net income, as reported	$2,341	$16,004	$26,207	$66,045
Add: Stock-based employee compensation included in reported net income, net of related tax effect	147	—	17,204	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax	(1,206)	(4,917)	(25,549)	(11,562)

Pro forma net income	$1,282	$11,087	$17,862	$54,483

Basic earnings per share
As reported	$0.03	$0.20	$0.32	$0.82
Pro forma	$0.02	$0.14	$0.22	$0.68
Diluted earnings per share
As reported	$0.03	$0.20	$0.32	$0.80
Pro forma	$0.02	$0.14	$0.22	$0.67

The weighted-average fair value of each stock option included in the preceding pro forma amounts was estimated using a Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options.

Pro forma results for the nine month period ended September 30, 2003 includes an after-tax charge of $17.2 million related to the first quarter 2003 stock option tender offer.  Because of significantly higher Black-Scholes valuations for tendered options at their date of grant compared to their valuation at the time of the first quarter 2003 tender offer, the actual charge to earnings for the exchange of options for restricted shares was less than the remaining unamortized SFAS 123 expense for these options.  Therefore, pro forma net income for the nine months ended September 30, 2003 included a $4.6 million, net of tax, write-off of unamortized SFAS 123 expense related to options cancelled in the stock option tender offer.

In recognition of emerging changes in the area of accounting for stock compensation, the Company’s board of directors began approving grants of restricted shares of the Company’s common stock in lieu of stock options at the end of 2002.  A total of 952,789 shares of unvested restricted stock were outstanding as of September 30, 2003.  Restricted stock grants are valued on the date of grant and are expensed on a straight-line basis over a four year vesting period.  During the three and nine month periods ended September 30, 2003, we recorded equity compensation expense of approximately $1.7 million and $30.6 million, respectively. In addition to normal amortization of the unvested restricted stock, equity compensation for the nine month period included a charge of $27.1 million related to a tender offer for the exchange of restricted stock for certain stock options in the first quarter of 2003.  See Note 10 to the Unaudited Consolidated Financial Statements.

Litigation Contingencies

In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” the Company records an accrual for losses related to litigation at such time an unfavorable outcome becomes probable and the amount can be reasonably estimated.  When the reasonable estimate is a range, the recorded loss will be the best estimate within the range.  If no amount in the range is a better estimate than any other amount, the minimum amount of the range will be recorded.  In addition, it is the Company’s policy to include legal costs that it expects to incur in connection with a loss contingency as part of the loss contingency charge.  See Note 11 for additional discussion of our loss contingencies.

2.     Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”).   SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial condition certain financial instruments with characteristics of both liabilities and equity.  SFAS 150 is effective for financial instruments entered into, or modified after, May 31, 2003, and is otherwise effective July 1, 2003.  The implementation of SFAS 150 did not have an impact on our unaudited consolidated financial statements.

In April 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”).  SFAS 149 amends and clarifies accounting for derivative instruments, including hedging activities under Statement of Financial Accounting Standards No. 133 (“SFAS 133”) “Accounting for Derivative Instruments and Hedging Activities.”  In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the unaudited condensed consolidated statement of cash flows.  SFAS 149 is effective for contracts entered into after June 30, 2003 and for hedging relationships designated as such after June 30, 2003.  The implementation of SFAS 149 did not have an impact on our unaudited consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”).  This interpretation changes the method of determining whether certain entities should be included in the Company’s unaudited condensed consolidated financial statements.  An entity is subject to FIN 46 and is called a variable interest entity (“VIE”) if it has: 1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or 2) equity investors that cannot make significant decisions about the entity’s operations, or that do not absorb the expected losses or receive the expected returns of the entity.  A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that is expected to absorb a majority of the expected losses or receive a majority of the expected residual returns or both.  The consolidation requirements of FIN 46 apply to all VIEs created after January 31, 2003.  For VIEs that existed prior to February 1, 2003, the provisions of FIN 46 are effective beginning with the first interim or annual period ending after December 15, 2003.  At this time, the Company does not anticipate that FIN 46 will have an impact on our unaudited consolidated financial statements.

3.              Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and short-term investments.  We consider all highly liquid investments with original or remaining maturities of 90 days or less at the date of purchase to be cash equivalents.  Cash and cash equivalents at September 30, 2003 and December 31, 2002 include amounts of $16.2 million and $13.9 million, respectively, for the benefit of customers in compliance with securities industry regulations.  Substantially all cash balances are in excess of federal deposit insurance limits.

4.     Investment Securities

Our investments are comprised of U.S., state, and government obligations, corporate debt securities, and investments in affiliated mutual funds.  Substantially all investments are classified as available-for-sale.  As a result, these investments are recorded at fair value.  For available-for-sale securities, unrealized holding gains and losses, net of related tax effects are excluded from earnings until realized and are reported as a separate component of comprehensive income.  The Company reviews all investments for declines in fair value.  If such declines are considered other than temporary, the cost basis of the individual security or mutual fund is written down to fair value as a new cost basis, and the amount of the write-down is included in earnings.  During the third quarter of 2002, the Company recorded a charge to earnings of $7.1 million, pre-tax, to reflect the other than temporary decline in value of certain holdings in affiliated mutual funds.

5.              Fair Value Hedge

On March 12, 2002, our $200.0 million 7.5% fixed rate senior notes maturing in February 2006 (the “Notes”) were effectively converted to variable rate debt by entering into an interest rate swap agreement. The difference in floating rate interest paid and the 7.5% fixed rate interest received is recorded as an adjustment to interest expense during the period that the related debt is outstanding.  As short-term interest rates fall, our interest expense declines and vice versa.  As of September 30, 2003, the floating rate being paid was 3.57%.  The change in the fair value of the swap is recorded on the consolidated balance sheet by adjusting the carrying amounts of the Notes by an offsetting amount for the swap.

Under SFAS 133, we account for the swap as a fair value hedge of the Notes.  This swap is considered 100% effective in hedging the changes in the fair value of the Notes arising from changes in interest rates, and accordingly, there has been no impact on earnings resulting from any ineffectiveness associated with this transaction.  Interest expense savings realized as a result of the hedge was approximately $1.9 million and $5.6 million for the three and nine months ended

September 30, 2003, respectively.  For the three and nine months ended September 30, 2002, we realized interest expense savings of $1.6 million and $3.5 million, respectively, as a result of the hedge.  As of September 30, 2003, we have recorded a cumulative increase in “Other assets” of $13.1 million to reflect the fair value of the swap and a cumulative increase in “Long-term debt” of $13.1 million to reflect the fair value of the Notes.

6.     Stockholders’ Equity

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

The components of basic and diluted earnings per share were as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Net income	$2,341	$16,004	$26,207	$66,045

Weighted average shares outstanding-basic	81,805	80,283	81,251	80,409
Dilutive potential shares from stock options and restricted stock awards	1,752	790	1,252	1,754
Weighted average shares outstanding-diluted	83,557	81,073	82,503	82,163
Earnings per share:
Basic	$0.03	$0.20	$0.32	$0.82
Diluted	$0.03	$0.20	$0.32	$0.80

On July 29, 2003, our board of directors approved a dividend in the amount of $0.1500 per share to stockholders of record as of October 10, 2003 to be paid on November 3, 2003.  The total dividend paid was $12.4 million.

7.     Acquisition of Business

On December 16, 2002, in a business combination accounted for as a purchase, we acquired the business of Mackenzie Investment Management Inc. (“MIMI”), a Florida-based U.S. investment management subsidiary of Toronto-based Mackenzie Financial Corporation (“MFC”) and adviser of the Ivy Fund portfolios sold in the United States.  We continue to operate MIMI’s business through our subsidiary, Waddell & Reed Ivy Investment Company (“WRIICO”).  The results of operations of WRIICO are included in the accompanying financial statements since the date of acquisition.  The total cost of the acquisition, including expenses, was $61.5 million, which exceeded the fair value of the net assets of MIMI by $43.1 million.  We recorded goodwill of $20.2 million and indefinite life intangible assets of $22.9 million in connection with this transaction.  Because identifiable intangible assets recognized in connection with the purchase of the business of MIMI are contracts related to the management of mutual funds that will be continually offered and are not expected to be terminated in the foreseeable future, such intangible assets were determined to be non-amortizable under Generally Accepted Accounting Principles (“GAAP”), as described in Note 9.  Goodwill recognized in connection with the purchase of the business of MIMI is not deductible for tax purposes.

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

8.     Purchase of Assets

On April 23, 2003, the Company entered into a Strategic Alliance Agreement with Securian Financial Group, Inc. (“Securian”), through which we agreed to become investment adviser of substantially all equity assets currently managed by Advantus Capital Management, Inc. (“Advantus”).  Advantus is a subsidiary of Securian and is an affiliate of Minnesota Life Insurance Company.

In September of 2003, we paid $26.3 million to purchase contracts for the management of nine actively managed equity funds of the Advantus Series Funds, a mutual fund family utilized within variable insurance products.    The total amount of assets of these funds was approximately $1,494 million of which $934 million was already being subadvised by Waddell & Reed.  Upon obtaining the requisite approvals, these funds were subsequently merged into the W&R Target Funds family—whose funds also are utilized for variable insurance products. As a result of this purchase, we recorded $26.3 million of indefinite life intangibles assets.  Considering that the assets purchased are contracts related to the management of mutual funds which will continue to be offered under the W&R Target Funds family and thus are not expected to be terminated in the foreseeable future, such intangible assets were determined to be non-amortizable under GAAP, as described in

Note 9.  The purchase agreement for this transaction contains provisions whereby the initial purchase price may be reduced based on certain assets under management calculations made no later than 30 days after each of the first, second and third anniversaries of the closing date of this transaction.  If the initial purchase price is reduced according to the provisions in the purchase agreement, the indefinite life intangible asset associated with the purchase of these assets would be reduced by the amount of the purchase price adjustment.

9.     Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of the purchase price over the tangible assets and identifiable intangible assets of an acquired business.   In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS 141”) and Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”).  SFAS 141 requires use of the purchase method of accounting for all acquisitions.  Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized.  Instead, such goodwill and other intangible assets will be tested annually for impairment on June 30, or more frequently whenever events occur or circumstances change which would more likely than not reduce the fair value of a reporting unit below its carrying amount.  We adopted the provisions of SFAS 141 upon its issuance and SFAS 142 effective January 1, 2002.

Changes in the carrying amount of goodwill (in thousands) for the periods presented were as follows:

December 31, 2002 balance, net of accumulated amortization	$193,749
Adjustment to goodwill for acquisition purchase price of WRIICO	145
September 30, 2003 balance, net of accumulated amortization	$193,894

Identifiable intangible assets (all considered indefinite life) are summarized as follows (in thousands):

	September 30, 2003	December 31, 2002
Unamortized intangible assets:
Mutual fund management advisory contracts	$32,919	$6,646
Subadvisory management contracts	16,300	16,300
Total	$49,219	$22,946

The increase in indentifiable intangible assets during the nine-month period ending September 30, 2003 represents payment of $26.3 million for the purchase of the contracts for the management of the equity portfolios of Advantus Series Fund, Inc., discussed in Note 8 above.

In accordance with guidelines set forth under SFAS 142, a detailed valuation was performed as of June 30, 2003 to measure both the fair value and the carrying value of each business unit for possible impairment.  The determination of possible impairment is primarily measured by reference to various valuation techniques commonly used in the investment management industry, including quoted market values and future cash flows.  As a result of the valuation analysis, it was determined that no impairment of goodwill or intangibles existed because the fair value of each business unit exceeded its carrying value.

10.  Stock Option Tender Offer

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

All shares of restricted stock issued pursuant to the tender offer were issued under the Company’s Stock Incentive Plan and are fully vested, but are subject to transfer restrictions.  The transfer restrictions will expire in 33 1/3% increments beginning on the second anniversary of the grant date.  As part of the terms of the tender offer, participating division and district managers entered into a non-solicitation agreement with the Company and all participants agreed to waive any and all future participation in the Company’s Stock Option Restoration Program.

11. Contingencies

Litigation

Alabama Proceedings.

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

Separately, the remaining claims, namely breach of contract, conversion and fraudulent suppression (regarding the development of a new product pursuant to the Letter Agreement) were remanded back to the trial court for a new trial.  UILIC has stated that it will again seek punitive damages on the conversion claim.  UILIC was unsuccessful in the first trial on its claim for punitive damages.  The date for a new trial has not been set.

On July 3, 2003, in response to UILIC’s Motion for Rehearing, the Alabama Supreme Court amended its original opinion and upheld the trial court’s denial of our counterclaims against UILIC and upheld the trial court’s ruling that the Letter Agreement in dispute was not a binding contract.  As it now stands, the practical effect is that at retrial, the Company is precluded from pursuing its own counterclaims against UILIC for fraud, breach of contract and unjust enrichment and is precluded from seeking the reinstatement of the basis point compensation bargained for in the compensation agreement on all UILIC variable annuity policy assets under management sold by the Company’s financial advisors.  The remainder of the Alabama Supreme Court’s initial opinion issued on April 18, 2003 remained unchanged.  On July 17, 2003 the Company filed a Motion for Rehearing with the Alabama Supreme Court regarding its decision on the Letter Agreement.  On September 5, 2003 the Alabama Supreme Court declined to reverse or modify its decision regarding declaratory judgment on the Letter Agreement.  Consequently, the Company has returned to UILIC all basis point compensation collected by the Company pursuant to the Letter Agreement plus accrued interest.  This amount was approximately $12.8 million, which was part of the third quarter 2003 charge.

California Proceedings.

In October  2001, UILIC sued the Company and its California financial advisors (collectively, the “W&R Defendants”) in the California Superior Court in and for the County of Los Angeles (hereafter, “State Court”) (BC25943).  UILIC’s complaint was based upon California Business and Professions Code Section 17200 et seq., and sought restitution of amounts received, an accounting, and the imposition of a constructive trust.  In addition, as in the Alabama suit, UILIC also requested an injunction essentially preventing the replacement of UILIC variable annuity policies with Nationwide variable annuity policies by our customers.  In its pleadings, UILIC claimed that it is not seeking damages, restitution or any remedy on its own behalf, but that the claim was brought on behalf of the general public and those persons who either currently own or previously owned variable annuity policies sold by the W&R Defendants.  Specifically, UILIC claimed that the W&R Defendants violated California’s Unfair Business Practices Act by replacing existing UILIC variable annuity contracts with variable annuity contracts issued by Nationwide, purportedly failing to conduct proper suitability analyses, making material misrepresentations, withholding material information about the Nationwide variable annuity contracts, and refusing to service existing UILIC variable annuity contracts.

On November 9, 2001, the W&R Defendants removed the action to the United States District Court for the Central District of California (hereafter, “Federal Court”) (CV 01-09684 TJH).  Thereafter, the W&R Defendants filed a motion to dismiss UILIC’s complaint on the grounds that it is preempted by the Securities Litigation Uniform Standards Act of 1998 (“SLUSA”).  SLUSA requires the dismissal of a covered state law class action that alleges an untrue, manipulative, or deceptive statement or omission in connection with the purchase or sale of a covered security.  In July  2002, the Federal Court issued a one page minute order, without opinion, denying the motion to dismiss and, on its own motion, remanding the case back to State Court.  Later that month, the W&R Defendants filed a Notice of Appeal with the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit”) from the Federal Court’s Order.  This issue has been fully briefed by both parties.  Oral arguments were heard by the Ninth Circuit on October 10, 2003.  It is anticipated that a decision will be rendered within the next twelve months.

Kansas Proceedings.

On July 26, 2001, the Company filed suit against Torchmark Corporation and three of Torchmark’s current Board members (and former members of the Company’s Board) in the United States District Court for the District of Kansas (Waddell & Reed Financial, Inc. v. Torchmark Corporation, Civil Action No. 01-2372-KHV).  The Company asserts that defendants engaged in a scheme to control and injure the Company and certain of its subsidiaries both before and after it was spun-off by Torchmark in November 1998.  The litigation alleges, among other causes of action, RICO violations and breaches of fiduciary duty by the defendants.  The Company is seeking actual and treble damages, interest, fees and costs in an amount in excess of $25 million.

Arbitration

Former Financial Advisor.

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

On February 11, 2003, the Appellate Division of the New York Supreme Court vacated the Panel’s punitive damage award of $25.0 million and remanded the matter back to the Panel for reconsideration of the issue of punitive damages.  The Court upheld the lower court’s previous rulings on compensatory damages and attorneys’ fees.  We satisfied the outstanding judgment on these awards on February 25, 2003.  On March 4, 2003, Mr. Sawtelle filed a Motion for Permission to Appeal the Appellate Division’s February 11, 2003 order to the New York Court of Appeals.  On March 5, 2003, Mr. Sawtelle petitioned the Panel for reconsideration of the issue of punitive damages.  On May 13, 2003, the Panel heard arguments from both sides regarding the issue of punitive damages.  On June 13, 2003, Mr. Sawtelle’s Motion for Permission to Appeal was denied.  On September 4, 2003 the Panel reinstated the $25 million dollar punitive damage award.  As previously described, the former advisor has filed a petition with the Supreme Court of the State of New York, County of New York, seeking to confirm the award and the Company has filed a motion to have the award vacated or modified.

Washington Square Matter.

W&R, the Company’s broker-dealer subsidiary, is a claimant before an NASD Dispute Resolution Arbitration Panel (“the Panel”) against Respondents Washington Square Securities, Inc., four former W&R managers and Capital Financial Planning, LLC (“CFP”), a company formed by the former managers.  The arbitration (No. 03-2806) relates to (i) Respondents’ alleged raiding of W&R’s offices in Albany and Melville, New York and Hartford and North Haven, Connecticut, by which Respondents recruited away more than 40 W&R financial advisors and employees; and (ii) Respondents’ alleged misappropriation of W&R’s confidential and proprietary information.  W&R has alleged various causes of action against Respondents, including breach of contract, breach of the fiduciary duty of loyalty, tortious interference with contractual relations, tortious interference with prospective economic advantage, unfair competition, breach of the covenant of good faith and fair dealing, conversion, replevin, misappropriation of proprietary business information, misappropriation of trade secrets, civil conspiracy, and violations of the Kansas Trade Secrets Act.  W&R’s Amended Statement of Claim seeks compensatory and punitive damages, as well as injunctive relief, costs and attorneys’ fees.  W&R’s actual losses still are being assessed.  The Respondents also have asserted counterclaims against W&R.  They have alleged tortious interference with prospective economic advantage, based on W&R’s alleged efforts to reacquire customers who transferred accounts to CFP; and wrongful injunction and abuse of process, based on W&R’s efforts to seek injunctive relief in state court.  Respondents seek compensatory and punitive damages, as well as attorneys’ fees and costs.  W&R and Respondents currently are engaged in the discovery process.  The arbitration is scheduled to commence on January 13, 2004.  Twenty-two hearing dates are scheduled between January 13, 2004 and March 12, 2004.

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

Reserve for Contingencies

The Company announced on October 28, 2003 that it was recording an after-tax charge of $21.5 million ($32.0 million pre-tax) to recognize liabilities associated with major existing legal and regulatory matters described in this Note 11.  In addition to legal costs incurred in the third quarter of 2003, this charge includes estimated damages and future legal costs assuming these matters are resolved in a manner that is unfavorable after exhausting all reasonable legal remedies.  As an estimate, it is possible that the ultimate amount of damages and legal costs could be higher or lower than the Company’s recorded liability.  As a result, any changes could have a material effect on the results of operations in a particular quarter or year as the Company evaluates this liability in future periods.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future.  All statements, other than statements of historical fact included in this Form 10-Q regarding our financial position, business strategy and other plans and objectives for future operations are forward-looking statements.  All forward-looking statements included in this Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update such forward-looking statements, whether as a result of new information, future events or otherwise.  Although we believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct or that we will take any actions that may presently be planned and neither us nor any other person will be responsible for the accuracy or completeness of any such forward-looking statements.  Certain important factors that could cause actual results to differ materially from our expectations are disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2002, which include, without limitation, a risk that the expected benefits from the expansion of our distribution channels may not be as beneficial as expected, the adverse effect from a decline in securities markets or if our products’ performance declines, failure to renew investment management agreements, our ability to retain key personnel and financial advisors, adverse and unexpected results of litigation and/or arbitration, acts of terrorism and/or war, competition, changes in government and industry regulation, availability and terms of capital, regulatory enforcement actions, acquisition strategy, less favorable economic and market conditions, including our cost to finance the Company, and other risks as set out in the reports filed by us with the Securities and Exchange Commission.   Should one or more of these risks materialize or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.  All subsequent written or oral forward-looking statements attributable to us, or persons acting on our behalf are expressly qualified in their entirety by such factors.

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

Merger of Fund Families

On June 16, 2003, we completed the merger of several of the original Ivy Fund portfolios with comparable funds in the W&R Funds family.  All funds in the W&R Funds family operate post-merger as a single new fund family under the Ivy Funds brand and will carry forward the performance of the W&R Funds.  Separately, two original Ivy Fund portfolios were merged into comparable funds in the Advisors Funds family.  Six of the original Ivy Fund portfolios remain.  All information regarding fund families herein is provided on a post-merger basis, where applicable.

Strategic Alliance with Securian Financial Group

On April 23, 2003, the Company entered into a Strategic Alliance Agreement with Securian Financial Group, Inc. (“Securian”), through which it agreed to become investment adviser on substantially all equity assets currently managed by Advantus Capital Management, Inc. (“Advantus”).  Advantus is a subsidiary of Securian and is an affiliate of Minnesota Life Insurance Company.

In September of 2003, we paid $26.3 million to purchase contracts for the management of nine actively managed equity funds of the Advantus Series Funds, a mutual fund family utilized within variable insurance products.  The total amount of assets purchased in this transaction was approximately $1,494 million of which $934 million were already being subadvised by Waddell & Reed.  Upon obtaining the requisite approvals, these funds were subsequently merged into the W&R Target Funds family—whose funds also are utilized for insurance products. The purchase agreement for this transaction contains provisions whereby the purchase price may be reduced based on certain asset under management calculations made no later than 30 days after each of the first, second and third anniversaries of the closing date of this transaction.

The Company also intends on purchasing the assets of certain Advantus Retail Funds.  Exclusive of seed money, it is anticipated that Waddell & Reed will pay approximately 1.05 percent of assets under management related to the Advantus Retail Funds. The Company expects the purchase price of these assets to be in the range of $4.7 million subject to market movements and net sales.  The Advantus Retail Funds, upon obtaining all requisite approvals, will be merged into the Ivy Funds.

Certain actively managed equities in the Minnesota Life and Securian Holding Company general accounts will be managed as separate accounts.  Certain of Minnesota Life’s unregistered separate accounts used primarily for their 401(k) products will be mapped into Ivy Funds of like objective.

Results of Operations – Three Months Ended September 30, 2003 as Compared with Three Months Ended September 30, 2002

The Company reported net income of $2.3 million, or $0.03 per diluted share, in the third quarter of 2003 compared to net income of $16.0 million, or $0.20 per diluted share in the third quarter of 2002.  In this year’s third quarter, we recorded an after-tax charge of $21.5 million for estimated damages and legal costs for both the third quarter 2003 and future legal costs in connection with the UILIC litigation, the NASD sales practice exam and ongoing disputes with former sales personnel in our Advisors channel.  See Note 11 to the Unaudited Consolidated Financial Statements.  In the prior year’s third quarter, we recorded an after-tax charge of $4.4 million for the other-than-temporary decline in the fair value of our investment portfolio.  The decline in the value of these investments was a result of general market decline and was not specific to the nature and/or quality of the mutual funds or their underlying investments.  In addition, last year’s third quarter also included an after-tax charge of $1.3 million related to the NASD Sawtelle arbitration.  This charge reflected the payment of the compensatory and attorney’s fee portions of the award.

Average Assets Under Management

	3Q 2003			3Q 2002
(amounts in millions)	Waddell & Reed Advisors	Wholesale	Total	Waddell & Reed Advisors	Wholesale	Total
Average Assets Under Management
Equity	$17,546	$8,990	$26,536	$17,152	$4,556	$21,708
Fixed Income	4,193	601	4,794	3,800	374	4,174
Money Market	997	36	1,033	1,132	42	1,174
Total	22,736	9,627	32,363	22,084	4,972	27,056

Investment Management Fee Revenues

Investment management fee revenues were $52.5 million, an increase of $9.3 million, or 22%, from 2002’s third quarter primarily due to an increase in average assets under management.  Average assets for the current quarter were $32.4 billion, a 20% increase compared to the third quarter of 2002.  The $5.3 billion increase in average assets was attributable to a combination of market appreciation, the acquisition of the Ivy Funds in December 2002, new sales, and the addition of the Securian assets in the second and third quarters of 2003.  The overall management fee rate improved to 64.4 basis points compared to 63.3 basis points in last year’s comparable period.

Change in Assets Under Management

The following table summarizes the changes in our assets under management.  All sales are net of sales charges, also known as commissions.  The activity includes all activity of our Funds and institutional and separate accounts, including money market funds and net asset value accounts for which we receive no commission.   The activities of our sales force are reported separately from all other sales efforts including institutional, defined benefit, intermediary, subadvisory and Legend.

We are disclosing the results of activity generated by the Waddell & Reed sales force under the caption “Waddell & Reed Advisors” and the results of activity generated by all other sales efforts under the caption “Wholesale.”  Assets gained from the strategic alliance with Securian are reported separately from sales as “Securian Assets.”

Changes in Assets Under Management

(amounts in millions)

	3Q 2003			3Q 2002
	Waddell & Reed Advisors	Wholesale	Total	Waddell & Reed Advisors	Wholesale	Total

Beginning Assets	$22,511.5	$9,182.2	$31,693.7	$23,861.2	$5,270.6	$29,131.8

Securian Assets	—	617.3	617.3	—	—	—

Sales (net of sales charges)	533.9	757.1	1,291.0	596.5	301.2	897.7
Redemptions	(834.2)	(493.8)	(1,328.0)	(961.4)	(258.4)	(1,219.8)
Net Flows	(300.3)	263.3	(37.0)	(364.9)	42.8	(322.1)

Net Exchanges & Adjustments	(7.3)	5.2	(2.1)	(10.3)	7.2	(3.1)
Reinvested Dividends & Capital Gains	42.5	39.2	81.7	55.3	24.5	79.8
Net Flows	(265.1)	307.7	42.6	(319.9)	74.5	(245.4)

Market Appreciation/Depreciation	302.7	219.6	522.3	(2,669.5)	(611.4)	(3,280.9)
Ending Assets	$22,549.1	$10,326.8	$32,875.9	$20,871.8	$4,733.7	$25,605.5

The Waddell & Reed Advisors long-term redemption rate, which excludes money market funds, was 11.3% in this year’s third quarter, unchanged from the third quarter of 2002.  The Wholesale long-term redemption rate, which excludes money market funds, increased from 19.8% in third quarter 2002 to 20.2% in third quarter 2003.

Underwriting and Distribution Fee Revenues and Expenses

Underwriting and distribution fee revenues were $42.1 million, a decrease of $1.1 million, or 2.7%, from last year’s third quarter.  The decrease in revenues was primarily due to lower commissions from insurance product sales.  Insurance commission revenues were $5.3 million, a decline of $3.3 million, or 39% from last year’s third quarter.  Partially offsetting the decline of insurance commission revenues were higher revenues from asset-based fees earned on our Strategic Portfolio Allocation (“SPA”) product and asset-based revenues earned on deferred-load products (Class B and Class C shares) from our Waddell & Reed Advisors.  SPA revenues increased to $3.7 million, or 16%, from the prior year’s third quarter due to the increase in average assets managed in our SPA products.  Average SPA assets increased from $678 million in third quarter 2002 to $770 million in third quarter 2003.  Asset-based fee revenues earned on deferred-load products (Class B and Class C shares) from our Waddell & Reed Advisors channel were $3.4 million, an increase of 16%, or $0.5 million, primarily due to an increase in related assets under management.

Underwriting and distribution expenses were $45.3 million, an increase of $0.6 million, or 1.4%, from last year’s third quarter.  Total direct expenses (expenses relating to sales volume such as commission, advisor incentive compensation, commission overrides paid to field management and commissions paid to third parties in our wholesale channel) decreased by $1.3 million driven by declines in insurance sales partially offset by commission payouts for the third party channel.  Total indirect expenses (expenses that do not fluctuate directly with sales volume or sales revenues) increased by $1.9 million from last year’s third quarter due primarily to the build out of our wholesale channel.

Our consolidated distribution margin declined from –3.3% in last year’s third quarter to –7.6% for this year’s third quarter primarily due to a decrease in sales and increased expenses related to our wholesale activities.  Our Waddell & Reed Advisors distribution margin, which excludes our wholesale efforts (institutional, defined benefit, intermediary, subadvisory and Legend) and better reflects the activity of our salesforce only, was -3.0% for this year’s third quarter compared to –2.1% for last year’s third quarter.

As a result of our previously announced decision to focus our division managers on increasing advisor productivity, less emphasis is being placed on recruiting and advisor headcount will be lower than previously expected.  We expect the headcount on December 31, 2003 to be approximately 10 to 15% lower than December 31, 2002.  In addition, advisors not meeting a higher annual minimum production requirement will not have their licenses renewed in the first quarter of 2004.

Shareholder Service Fee Revenue

Shareholder service fee revenues from transfer agency, custodian, and accounting services were $18.2 million, an increase of $1.9 million, or 11%, from the third quarter of 2002.  The increase in service fee revenues was due in part to additional remote processing fees for the addition of the Ivy accounts to our system, a new fee effective July 1, 2003 for fund administration and a slight increase in average per account servicing fee.  The average number of shareholder accounts increased 4% to 2.28 million at September 30, 2003, compared with 2.19 million at September 30, 2002.

Compensation and Related Costs

In this year’s third quarter, compensation and related costs (excluding equity compensation discussed below) increased $2.9 million, or 22%, to $16.1 million.  The increase in compensation and related costs in the third quarter 2003 was a result of additional personnel to support our wholesale initiatives, higher pension and insurance costs, higher incentive compensation, and employee severance payments.

Equity Compensation

Equity compensation expense in the third quarter of 2003 was $1.7 million primarily consisting of amortization expense related to restricted stock grants in the amount of $1.1 million and a charge of approximately $0.6 million in recognition of the immediate vesting of restricted shares and stock options to employees who left the Company during the third quarter of 2003.  Restricted share grants typically vest over a four-year schedule and are expensed on a straight-line basis over the four-year vesting period.

General and Administrative Costs

General and administrative expenses in the third quarter of 2003 were $41.4 million compared to $10.7 million in the third quarter of 2002, an increase of $30.7 million.  This increase was due to a third quarter charge of $32.0 million ($21.5 million after-tax) for estimated damages and legal costs in connection with the UILIC litigation, the NASD sales practice exam and ongoing disputes with former sales personnel as referenced in Note 11 to the Unaudited Consolidated Financial Statements.  Included in this charge are third quarter legal expenses related to these matters. The third quarter of 2002 includes a charge of $2.0 million recorded for the estimated cost of the payment of the compensatory damage and attorney’s fees portion of the award in the NASD Sawtelle arbitration.  Excluding these charges, general and administrative expenses increased slightly by $0.7 million primarily due to the inclusion of costs (legal, temporary services, fund expenses, etc.) associated with the merger and launch of the new Ivy Funds family during the current year’s quarter.

Investment and Other Income, Interest Expense, Write-down of Investment Securities and Taxes

Investment and other income, which consists primarily of interest income from investment securities, decreased $0.5 million, or 43% from last year’s third quarter.  The decrease is primarily due to lower average balances invested in corporate bonds, municipal bonds and commercial paper, as well as lower interest rates.

Interest expense decreased $0.7 million, or 25%, from last year’s third quarter.  This decrease is primarily due to interest savings related to an interest rate swap agreement we entered into in March of 2002, which effectively converted our 7.5% fixed rate debt to variable rate debt.  The floating rate being paid at September 30, 2003 was 3.57% compared to 4.26% at September 30, 2002.  In addition, interest expense related to short-term borrowings was $0.3 million lower than last year’s third quarter due to a lower average balance of short-term borrowings and lower interest rates during this year’s third quarter.  Total average debt outstanding for the third quarter of 2003 was $209.5 million compared to $265.3 million for the third quarter of 2002.  Our 2003 third quarter overall average interest rate, which includes other borrowing costs such as commitment fees, was 4.3% compared to 4.5% for the same period last year.

During the third quarter of 2002, we recorded a $7.1 million, pre-tax, charge for an other than temporary decline in the value of certain investment securities.  The decline in the value of these investments was a result of general market decline and was not specific to the nature and/or quality of the mutual funds or their underlying investments.

Our effective income tax rate for the third quarter of 2003 was 53.0% compared to 32.3% for the third quarter of 2002.  The increase in the effective rate compared to the prior year’s quarter is primarily the result of non-deductible accrued expenses related to the third quarter 2003 charge for legal and regulatory matters.  In the prior year, the U.S. statutory rate of 35% was reduced by state tax credits and favorable resolution of tax liabilities with tax authorities.

Results of Operations – Nine Months Ended September 30, 2003 as Compared with Nine Months Ended September 30, 2002

For the nine months ended September 30, 2003, net income was $26.2, million or $0.32 per diluted share, compared to $66.0 million, or $0.80 per diluted share, for the same period last year.  In this year’s third quarter, we recorded an after-tax charge of $21.5 million for estimated damages and legal costs for both the third quarter of 2003 and future legal costs in connection with the UILIC litigation, the NASD sales practice exam and ongoing disputes with former sales personnel in our Advisors channel as referenced in Note 11 to the Unaudited Consolidated Financial Statements.  In addition, in March of this year we completed a tender offer to exchange certain stock options for an economically equivalent grant of restricted stock.  This resulted in a charge of approximately $27.1 million ($17.2 million after-tax).  For details of the tender offer, please see Note 10 to the Unaudited Consolidated Financial Statements.  In last year’s third quarter, we recorded a $4.4 million, after-tax, charge to reflect the other than temporary decline in the fair value of our investment portfolio.  Last year’s results also included an after-tax charge of $1.3 million in the third quarter related to the NASD  Sawtelle arbitration.

Average Assets Under Management

	YTD 2003			YTD 2002
(amounts in millions)	Waddell & Reed Advisors	Wholesale	Total	Waddell & Reed Advisors	Wholesale	Total
Average Assets Under Management
Equity	$16,637	$7,606	$24,243	$19,859	$4,988	$24,847
Fixed Income	4,243	633	4,876	3,604	349	3,953
Money Market	1,087	42	1,129	1,139	21	1,160
Total	$21,967	$8,281	$30,248	$24,602	$5,358	$29,960

Investment Management Fee Revenues

Investment management fee revenues were $146.3 million for the nine months ended September 30, 2003, an increase of $3.1 million, or 2%, from the same period last year.  The increase was due to an increase in institutional and separate account revenues related to the addition of WRIICO’s subadvised assets in December 2002, as well as the addition of revenue from subadvised assets acquired on May 1, 2003 as a result of the strategic alliance agreement with Securian announced in April 2003.  Partially offsetting this increase was a decline in mutual fund fee revenues of $8.4 million, or 7%, resulting from a 7% decline in mutual fund average assets.

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

Changes in Assets Under Management

(amounts in millions)

	YTD 2003			YTD 2002
	Waddell & Reed Advisors	Wholesale	Total	Waddell & Reed Advisors	Wholesale	Total

Beginning Assets	$21,497.0	$6,617.9	$28,114.9	$27,128.7	$5,677.1	$32,805.8

Securian Assets	—	1,955.7	1,955.7	—	—	—

Sales (net of sales charges)	1,740.6	2,431.0	4,171.6	2,149.3	1,011.2	3,160.5
Redemptions	(2,554.9)	(1,655.2)	(4,210.1)	(2,870.0)	(820.8)	(3,690.8)
Net Flows	(814.3)	775.8	(38.5)	(720.7)	190.4	(530.3)

Net Exchanges & Adjustments	(11.2)	5.6	(5.6)	(46.7)	28.2	(18.5)
Reinvested Dividends & Capital Gains	155.7	117.4	273.1	148.0	83.2	231.2
Net Flows	(669.8)	898.8	229.0	(619.4)	301.8	(317.6)

Market Appreciation/Depreciation	1,721.9	854.4	2,576.3	(5,637.5)	(1,245.2)	(6,882.7)
Ending Assets	$22,549.1	$10,326.8	$32,875.9	$20,871.8	$4,733.7	$25,605.5

The Waddell & Reed Advisors long-term redemption rate, which excludes money market funds, increased from 9.9% in the first nine months of 2002 to 11.7% in this year’s first nine months.  The Wholesale long-term redemption rate, which excludes money market funds increased from 20.1% in the first nine months of 2002 to 25.9% in the first nine months of 2003.

Underwriting and Distribution Fee Revenues and Expenses

Underwriting and distribution fee revenues were $128.7 million for the nine months ended September 30, 2003, a $10.5 million decrease from the same period last year.  The decrease in revenues was primarily due to lower revenues from front-load investment products in our Waddell & Reed Advisors channel, consisting primarily of commissions on Class A shares and variable annuities.  Asset-based fee revenues earned on deferred-load products (Class B and Class C shares) in our Waddell & Reed Advisors channel for the first nine months of 2003 were $9.1 million, a decline of 6%, or $0.6 million compared to the prior year, primarily due to a decline in related average assets under management.  Offsetting the declines in revenue discussed above were higher revenues from asset-based fees earned on our SPA product.  SPA revenues increased $1.8 million from the prior year’s first nine months due to an increase in average assets managed in our SPA products.  Average SPA assets for the nine months ended September 30, 2003 increased to $742 million compared to $621 million for the same period last year.

Underwriting and distribution expenses were $135.1 million, a decrease of $4.5 million, or 3%, over last year’s nine months.  Total direct expenses (expenses relating to sales volume such as commission, advisor incentive compensation, commission overrides paid to field management and commissions paid to third parties in our wholesale channel) decreased by $7.4 million driven by declines in insurance sales partially offset by commission payout for Ivy (acquired in December 2002).  Offsetting these declines were increases in indirect expenses (expenses that do not fluctuate directly with sales volume or sales revenues) of $3.0 million compared to the prior year’s first nine months due to the build out of our wholesale channel.

Our consolidated distribution margin declined from –0.3% in the prior year’s first nine months to –4.9% for this year’s first nine months primarily due to a decrease in sales and an increase in indirect selling costs.  Our Waddell & Reed Advisors distribution margin, which excludes our wholesale efforts (institutional, defined benefit, intermediary, subadvisory and Legend) and better reflects the activity of our salesforce only, declined to –2.3% for the nine months ended September 30, 2003 from 0.9% for the same period last year.

As a result of our previously announced decision to focus our division managers on increasing advisor productivity, less emphasis is being placed on recruiting and advisor headcount will be lower than previously expected.  We expect the headcount on December 31, 2003 to be approximately 10 to 15% lower than December 31, 2002.  In addition, advisors not meeting a higher annual minimum production requirement will not have their licenses renewed in the first quarter of 2004.

Shareholder Service Fee Revenue

Shareholder service fee revenues from transfer agency, custodian, and accounting services were $52.1 million for the nine months ended September 30, 2003, an increase of $2.8 million, or 6%, from the same period last year.  The increase in service fee revenues was due in part to additional remote processing fees for the addition of the Ivy accounts to our system, a new fee effective July 1, 2003 for fund administration and a slight increase in per account servicing fee.  In addition, the average number of shareholder accounts increased 4% to 2.25 million at September 30, 2003, compared with 2.17 million at September 30, 2002.

Compensation and Related Costs

Compensation and related costs increased to $50.1 million in the first nine months of 2003, a 13% increase over the same period last year.  The increase in compensation and related costs was primarily a result of temporary compensation costs paid to employees of WRIICO of approximately $2.5 million during the transfer of operations to the Kansas corporate offices, the hiring of personnel to support our wholesale initiatives, higher pension and insurance costs, higher incentive compensation and employee severance payments.

Equity Compensation

Equity compensation expense for the nine months ended September 30, 2003 was $30.6 million.  This amount primarily consisted of a $27.1 million charge related to a stock option tender offer made to certain employees, consultants, financial advisors and directors on February 12, 2003, to exchange certain stock options for an economically equivalent grant of restricted stock.  The exchange replaced 7.5 million options with approximately 1.5 million shares of restricted stock.  Of the total number of shares of restricted stock issued, we repurchased 609,740 shares from participants at their direction to satisfy individual income tax liabilities.  The tender offer resulted in a net issuance of 931,872 shares of restricted stock that vested in full upon grant.

Equity compensation expense in the current year also includes approximately $3.5 million in amortization expense primarily related to restricted stock grants and a charge of approximately $0.6 million in recognition of the immediate vesting of restricted shares to employees who left the Company during the third quarter of 2003.  Restricted share grants are expensed on a straight-line basis over a four-year vesting period.

General and Administrative Costs

General and administrative expenses for this year’s first nine months were $61.5 million, an increase of $32.4 million over the comparable period in the prior year.  This increase was due to a third quarter charge of $32.0 million for estimated damages and legal costs in connection with the UILIC litigation, the NASD sales practice exam and ongoing disputes with former sales personnel in our Advisors channel as referenced in Note 11 to the Unaudited Consolidated Financial Statements.  Included in this charge are third quarter legal expenses related to these matters.  In addition, the Company recorded a $2.0 million charge in the prior year for the estimated cost of the payment of the compensatory damage and attorney’s fees portion of the award against us in the NASD Sawtelle arbitration.  Excluding these charges, general and administrative expenses increased by $2.4 million primarily due to the inclusion of temporary WRIICO general and administrative costs in the first nine months of 2003, an increase in insurance costs, and the inclusion of costs associated with the launch of the new Ivy Funds family.  These increases were partially offset by a decrease in legal expenses over the comparable 2002 period as a result of lower costs associated with the UILIC litigation.

Investment and Other Income, Interest Expense, Write-down of Investment Securities and Taxes

For this year’s first nine months, investment and other income, which consists primarily of interest income from investment securities, increased $0.7 million, or 23.0% from last year’s comparable period.  The increase is primarily a result of a gain realized on the sale of a mutual fund investment.  As is our normal practice, we made this investment as seed money, in conjunction with a prior mutual fund launch.  With the launch of two new funds, Waddell & Reed Advisors Dividend Income Fund and Ivy Dividend Income Fund, we chose to reinvest the monies from the previously launched fund to seed these new funds.  Partially offsetting this gain was lower interest income due to lower average balances invested in commercial paper and municipal bonds during the current year compared to the prior year.

Interest expense for the first nine months of 2003 decreased $2.2 million, or 23%, compared to last year’s first nine months.  This decrease is primarily due to interest savings of $5.6 million related to an interest rate swap agreement we entered into in March of 2002, which effectively converted our 7.5% fixed rate debt to variable rate debt.  At September 30, 2003, the floating rate being paid was 3.57%.  Total average debt outstanding for the first nine months of 2003 was $245.1 million compared to $236.3 million for the first nine months of 2002.  The effect on interest expense from the increase in overall average debt outstanding was partially offset by a decrease in borrowing rates.  Our 2003 year-to-date overall average interest rate, which includes other borrowing costs such as commitment fees, was 4.00% compared to 5.42% for the same period last year.

Our effective income tax rate for the first nine months of 2003 was 36.1% compared to 34.0% for the comparable 2002 period.  The higher effective tax rate reflects non-deductible expenses related to the third quarter 2003 charge for legal and regulatory matters.  In the prior year, the U.S. statutory rate of 35% was reduced by state tax credits and favorable resolution of tax liabilities with tax authorities.

Liquidity and Capital Resources

Cash and cash equivalents were $74.8 million at September 30, 2003, an increase of $21.4 million from December 31, 2002.  Cash and cash equivalents included reserves of $16.2 million and $13.9 million for the benefit of customers in compliance with securities regulations at September 30, 2003 and December 31, 2002, respectively.  Cash and cash equivalents, investment securities available-for-sale and current receivables increased to $231.6 million at September 30, 2003 from $177.9 million at December 31, 2002, primarily due to increases in cash and cash equivalents and other receivables.  Our customer receivable balances increased in the third quarter because of a number of large unsettled trades that occurred near the end of the quarter. These transactions also increased our accounts payable at September 30, 2003 by approximately $21.0 million.

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

A standby letter of credit was issued in connection with a court appeal bond posted with the New York Supreme Court related to the NASD Sawtelle arbitration award. We are contingently liable under the standby letter of credit in the amount of $36 million.  As collateral for performance of obligations of the bank under the letter of credit, we have pledged a portion of our investment securities with a combined market value of $44.8 million at September 30, 2003.  These securities are recorded in “Investment securities – available for sale” on the consolidated balance sheet.    The appeal bond was purchased in the form of a surety bond, the only available means to post an appeal bond in the State of New York.

Cash flow provided from operations was $64.6 million and $80.2 million for the first nine months of 2003 and 2002, respectively.  The $15.6 million decrease in the current year is primarily a result of lower net income and a pension contribution of $13.0 million during the third quarter of 2003.

Cash inflows from investing activities were $25.6 million for the nine months ended September 30, 2003 compared to cash outflows of $104.3 million during the nine months ended September 30, 2002.  Cash inflows for the first nine months of 2003 included the return of the $62.5 million UILIC appeal bond deposit and $5.4 million in proceeds from the sale of investment securities.  These inflows were partially offset by payments of $26.3 million for the purchase of the contracts for the management of the equity portfolios of Advantus Series Fund, Inc., $9.5 million for capital expenditures, $3.3 million related to final working capital adjustments in connection with our acquisition of WRIICO, and investment security purchases of $5.3 million.  In the prior year’s nine month period, we deposited $62.5 million for an appeal bond in connection with the UILIC litigation, purchased $32.2 million of investment securities to use as collateral for the standby letter of credit discussed above and made capital expenditures in the amount of $10.5 million.

Cash flow used in financing activities during the first nine months of 2003 was $68.8 million.  The use of cash consisted of repayments of short-term debt in the amount of $23.0 million, dividends paid in the amount of $32.6 million and approximately $26.1 million for repurchases of common stock.  Stock repurchases includes approximately $12.0 million for shares purchased from participants in the tender offer at their direction to pay individual income tax liabilities.  These amounts were partially offset by stock option exercises in the amount of $12.8 million.  In the prior year, cash provided by financing activities was $1.7 million and consisted primarily of increased short-term borrowings from our money market program of $38.0 million offset by cash paid for dividends of $28.4 million and repurchases of treasury stock of $16.2 million.

We have negotiated a renewal of our 364-day revolving credit facility, effective October 10, 2003, with various lenders for a total of $200.0 million, whereby the banks could, at their option upon our request, expand the facility to $300.0 million.  There are no balances outstanding under this or our previous line of credit.  At September 30, 2003, our outstanding long-term debt was $212.1 million, which included a $13.1 million fair market value adjustment related to our interest rate swap and our short-term debt was $35.0 million which reflects decreases from December 31, 2002 of $0.9 million and $23.0 million, respectively.

We believe our available cash, marketable securities and expected cash flows from operations will be sufficient to fund dividends, operations, advance sales commissions, obligations, and other reasonably foreseeable cash needs.  On July 29, 2003, the board of directors declared a quarterly dividend on its Class A common stock of $0.1500 per share payable November 3, 2003 to stockholders of record as of October 10, 2003.  The total dividend paid was $12.4 million.  This dividend represented a 13% increase over our previous $0.1326 dividend per share rate.

Stock Repurchase Program

During the third quarter of 2003, we repurchased 467,300 common shares at an aggregate cost, including commissions, of $11.9 million.  During the first nine months of 2003, we have repurchased 585,200 shares at an aggregate cost, including commissions, of $14.9 million.  During the nine months ended September 30, 2002, we repurchased 706,632 common shares at an aggregate cost of $16.2 million.

Interest Rate Swap Agreement

On March 12, 2002, our $200.0 million 7.5% Notes were effectively converted to variable rate debt by entering into an interest rate swap agreement.  As of September 30, 2003, the floating rate being paid on the swap is 3.57%.

Components of the consolidated balance sheet are affected by adjusting the carrying amount of the swap to its fair market value and adjusting the carrying amount of the Notes by an offsetting amount.  As of September 30, 2003, we have recorded a cumulative increase in “Other assets” of $13.1 million to reflect the fair market value of the swap and increased our “Long-term debt” by $13.1 million to reflect the fair market value of the Notes.  It is management’s opinion that, due to the limited use of significant hedging or other activities involving derivative instruments, changes in the fair value of derivatives are not expected to have a material impact on our operating results or financial position.

Supplemental Information

Other Items

	3Q 03	3Q 02	% Change	YTD 2003	YTD 2002	% Change
Redemption rates – long term
Waddell & Reed Advisors	11.3%	11.3%		11.7%	9.9%
Wholesale	20.2%	19.8%		25.9%	20.1%
Total	14.0%	12.9%		15.7%	11.8%

Sales per advisor (000s) (1)
Total	146	136	7.4%	418	507	-17.6%

2+ Years (2)	213	167	27.5%	572	642	-10.9%
0 to 2 Years (3)	49	30	63.3%	116	104	11.5%

Gross Production per advisor (000s)	11.0	11.0	0.0%	32.7	36.7	-10.9%

Number of advisors (1)	2,985	3,341	-10.7%	2,985	3,341	-10.7%
Average number of financial advisors (1)	2,992	3,267	-8.4%	3,089	3,135	-1.5%

Number of shareholder accounts (000’s)	2,282	2,193	4.1%	2,282	2,193	4.1%

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

Our future operating results are also dependent upon the level of our operating expenses, which are subject to fluctuation for the following or other reasons: variations in the level of compensation expense due to, among other things, performance-based bonuses, changes in our employee and/or financial advisor count and mix, and competitive factors; unanticipated costs that may be incurred to protect investor accounts and the goodwill of our clients; legal expenses; and disruptions of services, including those provided by third parties such as communications, power, and the mutual fund transfer agent system.  In addition, our future operating results may also be impacted by our ability to incur additional debt, by adverse litigation and/or arbitration, failure to retain key personnel and financial advisors, regulatory enforcement actions and acts of terrorism and/or war.  The Company’s business is also subject to substantial governmental regulation, and changes in legal, regulatory, accounting, tax, and compliance requirements may have a substantial effect on our operations and results, including but not limited to effects on costs we incur and effects on investor interest in mutual funds and investing in general or in particular classes of mutual funds or other investments.

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

See Note 11 to the Unaudited Consolidated Financial Statements beginning on page 15 of this Quarterly Report on Form 10-Q regarding the status of the UILIC/Torchmark litigation, NASD Sawtelle and Washington Square arbitration and possible NASD enforcement action.  Information required by this Item 1 regarding these matters is incorporated herein by reference to the disclosure contained in Note 11 to the Unaudited Consolidated Financial Statements.

During the third quarter of 2003, the Company received a subpoena from the New York Attorney General’s office requesting information in regard to its investigation of late trading and market-timing transactions within the mutual fund industry.  In addition, we also received requests for information from the Securities and Exchange Commission (“SEC”).  We are cooperating fully with the Attorney General’s and SEC’s inquiries.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits:

31.1 Section 302 Certification of Chief Executive Officer

31.2 Section 302 Certification of Chief Financial Officer

32.1 Section 906 Certification of Chief Executive Officer

32.2 Section 906 Certification of Chief Financial Officer

(b)	Reports on Form 8-K:

Current Report on Form 8-K/A Item 12 dated August 12, 2003. Furnished not filed. No financial statements were required to be filed.

Current Report on Form 8-K Item 9 and Item 12 dated August 4, 2003. Furnished not filed. No financial statements were required to be filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of November, 2003.

WADDELL & REED FINANCIAL, INC.

By:	/s/ Keith A. Tucker

Chairman of the Board and Chief Executive Officer

(Principal Executive Officer)

By:	/s/ John E. Sundeen, Jr.

Senior Vice President,

Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/ Mark A. Schieber

Vice President and

Controller

(Principal Accounting Officer)