Form 10-K
period 2003-12-31
WADDELL & REED FINANCIAL INC
filed 2004-03-12
CIK 1052100

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

        The aggregate market value of the voting and non-voting common stock equity held by non-affiliates (i.e. persons other than officers, directors and stockholders holding greater than 5% of the registrant's common stock) based on the closing sale price on June 30, 2003 was $1.558 billion.

        Shares outstanding of each of the registrant's classes of common stock as of March 1, 2004

Class A common stock, $.01 par value: 81,526,698

DOCUMENTS INCORPORATED BY REFERENCE

        In Part III of this Form 10-K, portions of the definitive proxy statement for the 2004 Annual Meeting of Stockholders to be held April 28, 2004.

Index of Exhibits (Pages 89 through 94)
Total Number of Pages Included Are 94

WADDELL & REED FINANCIAL, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2003

PART I

ITEM 1. Business

Overview

        Waddell & Reed Financial, Inc. (hereinafter referred to as the "Company," "we," "our" or "us") is a Delaware corporation (incorporated on December 24, 1981) that conducts business through its subsidiaries. We derive our revenues primarily from providing investment advisory, distribution, and administrative services to mutual funds and institutional and separately managed accounts. Investment management fees, our most substantial source of revenues, are based on the amount of average assets under management and are affected by sales levels, financial market conditions, redemptions, and the composition of assets. Underwriting and distribution revenues, another substantial source of revenues, primarily consists of sales charges and commissions derived from sales of investment products, insurance products, and distribution fees on certain variable products, as well as advisory services. The products sold have various sales charge structures and the revenues received from sales of products vary based on the type and amount sold.

        We sell our investment products through two channels: our proprietary sales force (the "Waddell & Reed Advisors") and wholesale. The Waddell & Reed Advisors sell our investment products almost exclusively, which we believe makes us unique in the asset management industry. Waddell & Reed Advisors' primary market is middle and upper-middle income Americans for which we compete primarily with smaller broker-dealers and independent financial advisors. Not only do the members of our sales force gain loyal customers by forming relationships with their clients, they also typically create profit as they collect assets for us to manage. As a result, through Waddell & Reed Advisors, we generally make a distribution profit in a normal market environment, and we are generally able to earn investment management fees on those assets for a much longer period of time than many others in the industry due to client retention fostered by our financial advisors. Separately, certain of our products are marketed and sold through select wholesale channels which includes, among others, institutional, non-proprietary and Legend, discussed below.

Organization

        We operate our investment advisory business through our subsidiary companies, primarily Waddell & Reed Investment Management Company ("WRIMCO"), a registered investment adviser. Other investment advisory subsidiaries include Waddell & Reed Ivy Investment Company ("WRIICO"), a registered investment adviser for Ivy Funds, Inc. and the Ivy Fund portfolios (collectively, the "Ivy Funds"), Legend Advisory Corporation ("LAC"), a registered investment adviser for the Legend group of subsidiaries ("Legend") and Austin, Calvert & Flavin, Inc. ("ACF"), an investment management subsidiary. As of December 31, 2003, we had a total of $36.6 billion in assets under our management and approximately 2.3 million shareholder accounts.

        Our underwriting and distribution business operates primarily through our subsidiary Waddell & Reed, Inc. ("W&R"). W&R is a registered investment adviser and a registered broker-dealer that acts primarily as the national distributor and underwriter for shares of our Waddell and Reed Advisors Group of Mutual Funds and the distributor of variable annuities and other insurance products issued by Nationwide Life Insurance Company, a subsidiary of Nationwide Financial Services, Inc. ("Nationwide"), Minnesota Life Insurance Company, a subsidiary of Securian Financial Group, Inc. ("Minnesota Life") and others. Ivy Funds Distributor, Inc. ("IFDI"), a registered broker-dealer, is the distributor and underwriter for the Ivy Funds. Legend Equities Corporation ("LEC") is the registered broker-dealer for Legend.

        Waddell & Reed Services Company ("WRSCO") provides transfer agency and accounting services to the Waddell & Reed Advisors Funds and the Ivy Funds. W&R, WRIMCO, WRSCO, ACF, Legend,

WRIICO, and IFDI are hereafter collectively referred to as the "Company," "we," "us," or "our," unless the context requires otherwise.

Company History

        Founded in 1937, we are one of the oldest mutual fund complexes in the United States, having introduced the Waddell & Reed Advisors Group of Mutual Funds (formerly, the United Group of Mutual Funds) in 1940. We completed an initial public offering ("IPO") in 1998.

        On August 9, 1999, we completed the acquisition of ACF, an investment management firm based in San Antonio, Texas. ACF manages investments for trusts, high net worth families and individuals, and pension plans of corporations, hospitals, schools, labor unions, endowments and foundations.

        On March 31, 2000, we completed the acquisition of Legend, a privately-held mutual fund distribution and retirement planning company based in Palm Beach Gardens, Florida. Through its network of over 450 financial advisors, Legend serves employees of school districts and other not-for-profit organizations.

        On June 30, 2000, we renamed two of our mutual fund families. The United Group of Mutual Funds was renamed the Waddell & Reed Advisors Group of Mutual Funds (the "Advisors Funds") and Waddell & Reed Funds, Inc. was renamed W&R Funds, Inc. (the "W&R Funds"). On October 16, 2000, Target/United Funds, Inc. was renamed W&R Target Funds, Inc. (the "Target Funds").

        On December 16, 2002, we acquired the business of Mackenzie Investment Management Inc. ("MIMI"), a Florida-based investment management subsidiary of Toronto-based Mackenzie Financial Corporation ("MFC") and adviser of the Ivy Funds sold in the United States. We operate MIMI's business through our subsidiary WRIICO.

        On June 16, 2003, we completed the merger of several of the original Ivy Fund portfolios with comparable funds in the W&R Funds family. All funds in the W&R Funds family operate post merger as a single new fund family under the Ivy Funds brand and carry forward the performance of the W&R Funds.

        During 2003, we entered into a strategic alliance agreement with Securian Financial Group, Inc. ("Securian"), where we agreed to become investment adviser on substantially all equity assets managed by Advantus Capital Management, Inc. ("Advantus"). Advantus is a subsidiary of Securian and an affiliate of Minnesota Life. As part of the agreement, we purchased contracts for the management of certain actively managed equity funds of the Advantus Series Funds, a mutual fund family utilized within variable insurance products. In addition, we also purchased the contracts for management of certain Advantus Retail Funds. Upon obtaining the requisite approvals, the Advantus Series Funds were merged into the Target Funds and the Advantus Retail Funds were merged into the Ivy Funds.

Investment Management Operations

        Our investment advisory business provides our largest source of revenues and profits. We earn investment management fee revenues by providing investment advisory and management services pursuant to an investment management agreement with each fund within the Advisors Funds family, the Ivy Funds families, the Target Funds family, and our Waddell & Reed InvestEd Portfolios, Inc. ("InvestEd"), (collectively, the "Funds"). While the specific terms of the agreements vary, the basic terms are similar. The agreements provide that we render overall management services to each of the Funds, subject to the oversight of each Fund's board of directors/trustees and in accordance with each Fund's fundamental investment objectives and policies. The agreements permit us to enter into separate agreements for shareholder services or accounting services with each respective Fund.

        Each Fund's board of directors/trustees, including a majority of the directors/trustees who are not "interested persons" of the Fund or the Company within the meaning of the Investment Company Act of 1940 ("ICA") ("disinterested members") and the Fund's shareholders must approve the investment management agreement between the respective Fund and the Company. These agreements may continue in effect from year to year if specifically approved at least annually by (i) the Fund's board, including a majority of the disinterested members, or (ii) the vote of a majority of the shareholders of the Fund and the vote of a majority of the disinterested members of each Fund's board, each vote being cast in person at a meeting called for such purpose. Each agreement automatically terminates in the event of its assignment, as defined by the ICA or the Investment Advisers Act of 1940, as amended, (the "Advisers Act"), and may be terminated without penalty by any Fund by giving us 60 days' written notice if the termination has been approved by a majority of the Fund's directors/trustees or the Fund's shareholders. We may terminate an investment management agreement without penalty on 120 days' written notice.

        In addition to performing investment management services for the Funds, we act as an investment adviser for institutional and other private investors and we provide subadvisory services to other investment companies. For our services as an investment adviser, we receive a fee that is generally based on a percentage of assets under management. Such services are provided pursuant to various written agreements.

        We have a seasoned team of portfolio managers and an internal equity and fixed income investment research staff that have substantial resources available to them, including numerous on and off-site meetings annually with management of the companies in which they invest. In addition, we utilize research provided by brokerage firms and independent outside consultants. Generally, portfolio managers have had extensive experience as investment research analysts prior to acquiring portfolio management assignments. We have significant experience in twelve broad investment management styles. Our investment strategy generally emphasizes investments at attractive valuations in companies that the portfolio managers believe can produce above average growth in earnings.

        Our investment philosophy and financial planning approach emphasize long-term investments. Our portfolio managers strive for consistent long-term performance while seeking to provide downside protection in turbulent markets. As a result, we have developed a loyal customer base with clients maintaining their accounts for approximately 9 years on average as compared to 4 years for the mutual fund industry, as derived from statistics provided by the Investment Company Institute. This loyalty is evidenced by a relatively low redemption rate in our Waddell & Reed Advisors channel for the three years ended December 31, 2003 of 10.1%, which is considerably lower than the industry average, and a relatively high dividend reinvestment rate of 89% for those Funds for the same period, which is consistently higher than the industry average. At December 31, 2003, approximately 46% of our mutual fund assets under management (excluding the Target Funds) are in retirement accounts and, including variable annuity assets, 56% of our mutual fund assets are what we consider particularly stable assets.

Investment Management Products

        Our mutual fund families offer a wide variety of investment options. We are the exclusive underwriter and distributor of 66 registered open-end mutual fund portfolios, including 21 portfolios in the Advisors Funds family, 26 portfolios in the Ivy Funds families, 16 portfolios in the Target Funds family and 3 portfolios in InvestEd. In addition to performing investment management services for the Funds, we act as an investment advisor for institutional and other private investors.

        The following table provides information regarding the composition of our assets under management by asset class and distribution channel for the last three years.

	2003		2002		2001
	Average	Percentage of Total	Average	Percentage of Total	Average	Percentage of Total
	(in millions)
Distribution Channel:
Waddell & Reed Advisors Channel
Equity	$17,131	76%	19,001	80%	23,758	84%
Fixed income	4,203	19%	3,697	15%	3,260	12%
Money market	1,038	5%	1,136	5%	1,135	4%

Total	$22,372	100%	23,834	100%	28,153	100%

Wholesale Channel
Equity	$8,346	92%	4,983	92%	4,901	95%
Fixed income	673	7%	380	7%	276	5%
Money market	41	1%	27	1%	1	0%

Total	$9,060	100%	5,390	100%	5,178	100%

Total by Asset Class:
Equity	$25,477	81%	23,984	82%	28,659	86%
Fixed income	4,876	16%	4,077	14%	3,536	11%
Money market	1,079	3%	1,163	4%	1,136	3%

Total	$31,432	100%	29,224	100%	33,331	100%

        The following table summarizes our ending assets under management by broad investment style as of December 31, 2003.

	2003
	Ending	Percentage of Total
	(in millions)
Investment Style:
Large Capitalization Growth Equities	$8,550	23%
Large Capitalization Core Equities	6,756	19%
Small Capitalization Growth Equities	4,119	11%
Balanced & Flexible	2,885	8%
Value Equities	2,717	7%
Taxable Investment Grade Fixed Income	2,622	7%
International Equities	2,115	6%
Multi-Capitalization Core Equities	2,093	6%
High Yield Fixed Income	1,177	3%
Middle Capitalization Growth Equities	1,166	3%
Tax Exempt Fixed Income	1,159	3%
Money Market	904	3%
Other	310	1%

Total	$36,573	100%

        The following table summarizes our 5 largest mutual funds as of December 31, 2003 by ending assets under management and investment management fees for the last three years.

	2003		2002		2001
	Ending	Percentage of Total	Ending	Percentage of Total	Ending	Percentage of Total
	(in millions)
By Assets Under Management:
Advisors Core Investment	$4,627.5	13%	$4,585.8	16%	$6,763.2	21%
Advisors Accumulative	2,093.4	6%	1,681.4	6%	2,126.4	6%
Advisors Science & Technology	2,092.8	6%	1,702.8	6%	2,649.5	8%
Advisors Vanguard	1,937.5	5%	1,354.9	5%	1,847.1	6%
Advisors New Concepts	1,088.5	3%	840.1	3%	1,252.6	4%

Total	$11,839.7	33%	10,165.0	36%	14,638.8	45%

	(in thousands)
By Management Fees:
Advisors Core Investment	$27,506	14%	33,288	18%	42,333	20%
Advisors Science & Technology	15,185	7%	17,100	9%	22,664	11%
Advisors Accumulative	12,969	6%	13,031	7%	14,997	7%
Advisors Vanguard	10,753	5%	11,043	6%	13,947	6%
Advisors New Concepts	8,021	4%	8,680	5%	11,713	5%

Total	$74,434	36%	83,142	45%	105,654	49%

Other Products

        We also offer our customers variable annuity and life insurance products underwritten by Nationwide and Minnesota Life. Additionally, Nationwide provides a broad span of private label insurance and retirement products for use by our Waddell & Reed Advisors sales force. Through our insurance agency subsidiaries, our financial advisors also sell life insurance and disability products underwritten by various carriers through a general agency arrangement with BISYS Insurance Services, Inc. ("BISYS").

        On July 1, 2001, we introduced our Strategic Portfolio Allocation ("SPA") product for tax-advantaged portfolios. This product incorporates a predictive, dynamic asset allocation system that reallocates the asset classes within model portfolios. Clients investing in SPA can choose from five available model portfolios with objectives ranging from conservative to aggressive, based on their goals, risk tolerance, and other factors. Each of the model portfolios is comprised of a variety of Advisors Funds ranging from money market and fixed income funds to domestic and international equity funds in order to meet the client's investment objective. As of December 31, 2003, we had approximately $789 million of assets in our SPA products, which is a 10% increase from December 31, 2002.

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

Underwriting and Distribution

        We earn underwriting and distribution fee revenues primarily by distributing the Funds pursuant to an underwriting agreement with each Fund (except the Target Funds as explained below). Under each underwriting agreement, we offer and sell the Fund's shares on a continuous basis (open-end funds) and pay certain costs associated with underwriting and distributing the Funds, including the costs of developing and producing sales literature and printing of prospectuses, which may be then either partially or fully reimbursed by the Fund. The Funds are sold in various classes that are substantially structured in ways that conform to industry standards (i.e. "front-end load," "back-end load," "level-load" and institutional).

        When a client purchases Class A shares (front-end load), the client pays an initial sales charge of between zero and 5.75% of the amount invested. The sales charge for the Class A shares typically declines as the investment amount increases. In addition, investors may combine their purchases of these shares to qualify for a reduced sales charge. When a client purchases Class B shares (back-end load), we do not charge an initial sales charge, but we do charge a contingent deferred sales charge upon early redemption of shares, up to 5% of the lesser of the current market net asset value or the purchase cost of the redeemed shares in the first year and declining to zero for shares held for more than six years. When a client purchases Class C shares (level-load), we do not charge an initial sales charge, but we do charge investors who redeem their Class C shares in the first year a contingent deferred sales charge of 1% of the lesser of the current market net asset value or the purchase cost of the shares redeemed.

        We distribute variable products offering the Target Funds pursuant to general agency arrangements with Nationwide and Minnesota Life. Commissions, marketing allowances, and other compensation are paid to us as stipulated by the agreements with Nationwide and Minnesota Life. In connection with this arrangement, the Target Funds are offered and sold on a continuous basis. Significant portions of the commissions we receive from the sale of variable products are paid to our financial advisors and sales managers.

        Under a Rule 12b-1 service plan, the Funds may charge a maximum of 0.25% of the average daily net assets as compensation for expenses paid to broker-dealers and other sales professionals for their services in connection with providing ongoing services to the Funds' shareholders and/or maintaining the Funds' shareholder accounts. The Rule 12b-1 service plan is subject to annual approval by the Funds' board of directors, including a majority of the disinterested members, by votes cast in person at a meeting called for the purpose of voting on such approval. The Target Funds may terminate the service plan at any time without penalty.

        In addition to distributing variable products, we distribute a number of other insurance products through our insurance agency subsidiaries, including individual and group term life, whole life, accident and health, long-term care, Medicare supplement, and disability insurance. We receive commissions and compensation from various underwriters for distributing these products.

Distribution Channels

        We distribute our investment products through our "Waddell & Reed Advisors," channel, which reflects the activity of our proprietary sales force and our "Wholesale" channel, which reflects all other sales efforts, including institutional, subadvisory, defined benefit, intermediary, and Legend.

        The Advisors Funds, variable products offering the Target Funds, and InvestEd are available for sale primarily through Waddell & Reed Advisors and Legend retirement advisors; a select few Advisors Funds and InvestEd are also for sale through wholesale distribution channels in limited circumstances. The Ivy Funds are available for sale through select wholesale distribution channels and through Waddell & Reed Advisors and Legend retirement advisors.

Waddell & Reed Advisors

        Our advisors sell investment products primarily to middle and upper-middle income Americans. We serve individual investors and businesses in geographic markets of all sizes. We assist clients with a wide range of financial issues with a significant focus on helping them plan for and accumulate financial resources for retirements. We conduct financial workshops for clients and prospects on a variety of issues ranging from education funding to generating income at retirement to helping employers meet their 404(c) requirements for their qualified plans. We also provide financial plans for clients, offering one-on-one consultations emphasizing long-term relationships through continued service, rather than a one-time sale. We believe that we are well positioned to benefit from a developing industry trend toward "assisted sales" (sales of investment products through an advisor) driven by the array of options now available to investors and the need for financial planning advice. We believe that demographic trends and an increasing recognition of the importance of having adequate retirement savings will continue to support increased consumer demand for our products and services. As of December 31, 2003, we had approximately 671,000 mutual fund customers with an average investment of $34,000 and over 84,000 variable account customers with an average investment of $42,000.

        On December 31, 2003, the Waddell & Reed Advisors sales force consisted of 2,929 financial advisors, including 203 district managers, and 152 district supervisors. Eight regional vice presidents and 126 division managers manage this sales force, which operates out of 194 offices located throughout the United States. In addition, we have 209 individual advisor offices. For the year ended December 31, 2003, Waddell & Reed Advisors sold approximately $1.8 billion of mutual fund and variable products. We believe, based on industry data, that Waddell & Reed Advisors are currently one of the largest sales forces in the United States selling primarily mutual funds. As of December 31, 2003, 32% of Waddell & Reed Advisors have been with us for more than 5 years and 20% for more than 10 years. Our presence in the market grew during the first two years following our IPO in March 1998, as we penetrated previously untapped geographic markets through the addition of new division offices in those areas. During the first quarter of 2003, we announced our decision to focus on increasing advisor productivity with less emphasis being placed on recruiting and advisor headcount. As a result, our advisor headcount was approximately 15% lower in 2003 compared to 2002. In addition, advisors not meeting a higher annual minimum production requirement will not have their licenses renewed in the first quarter of 2004.

        In order to emphasize the importance of recruiting and developing Waddell & Reed Advisors, we utilize a manager compensation system that ties compensation of division managers to the development of new financial advisors and to division sales, rather than personal sales. We also provide professional development programs for Waddell & Reed Advisors. Professional development specialists provide training programs for new recruits as well as advanced training for experienced financial advisors. Programs for new recruits focus on prospecting techniques, product knowledge and sales skills. Field office classes provide guidance in identifying target markets, practical exercises to learn interviewing skills and data collection, instruction in basic financial planning software, and help in matching products with various client investment objectives. Sales presentation skills are taught and practiced in a classroom environment, as well as on joint sales calls with field sales management. The programs for experienced advisors focus on skills related to dealing with larger, more complex client situations generally involving larger investment amounts, advanced asset allocation reviews, estate planning issues, etc. In addition, we offer select new financial advisors the opportunity to participate in a weeklong Career Development Conference at the home office covering such subjects as our unique "Taking Charge" process focusing on identifying individual opportunities for competitive advantage in each advisor's markets, business development, client relationship skills, financial planning, software utilization, selection of appropriate resources and products for specific client situations and marketing techniques.

        The year 2003 was a strong year for the equity markets as the S&P 500 was up approximately 26% despite being essentially flat for the first quarter of 2003. Our proprietary investment product sales per advisor were $589 thousand, $628 thousand, and $936 thousand for the years ended December 31, 2003,

2002, and 2001, respectively. The decline in proprietary investment product sales was a reflection of poor equity markets in the previous two years and the fact that our investment sales improvement from our retail customers typically lags behind improvements in the markets.

        Gross production per advisor, an additional method of measuring advisor productivity, was introduced during 2001 to better reflect the activities of the advisor and to more closely align with industry standard methods of using gross commissions per sales representative to measure productivity. For purposes of this measure, gross production consists of front-end load sales and distribution fee revenues, as it would be received from an underwriter, from sales of both proprietary and other mutual funds. In addition, it includes fee revenues from our SPA products, financial plans, and commission revenues earned on insurance products. This measure excludes underwriting fee revenues, Rule 12b-1 service fee revenues, variable annuity distribution fee revenues, and all revenues related to Class Y shares and the activities of Legend, all of which do not relate to the distribution activities of Waddell & Reed Advisors. Gross production per advisor was $44.8 thousand, $47.1 thousand, and $57.2 thousand for the years 2003, 2002, and 2001, respectively.

        We provide a number of other initiatives to increase productivity and provide support to our Waddell & Reed Advisors. We developed significantly enhanced financial plans for our advisors to make available to their clients. These plans are aimed at generating higher average initial investments, more frequent repeat investments, and a higher close ratio. Additional initiatives, such as the Career Development Conference and the New Manager Training Program, have also contributed to productivity. In 2002, we enhanced eSource, the intranet site for our advisors, making it easier to navigate and adding key information on new products, services and training resources. The site, which has become a primary source of communication and support between our advisors and the home office, provides daily share prices of our Funds, the Funds' performance measures, marketing tools, tax law changes, and a variety of other information. The site also offers resources to help our advisors build and manage their sales more effectively. During 2002, we also completed the implementation of a frame-relay system to provide faster, more reliable data interchange and connection between the home office and the field, further enhancing advisor communication and support. The New Financial Advisor Service Fee Program (the "Program"), which provides new advisors with a fixed source of earnings until they can develop the skills and client base necessary to earn a stable income from commissions, has played an important role in advisor retention. In 2003, 38% of the advisors in the Program were still with us after two years, compared with a 15% retention rate of advisors who did not participate in the Program.

        In the fourth quarter of 2003, we launched our comprehensive client relationship management system ("CORE") for use by Waddell & Reed Advisors to significantly enhance client service. CORE allows numerous query capabilities of client data that can be used for a variety of purposes, including marketing and client contact management. CORE also allows for user-defined access methods to client data, extensive access to client history, the ability to track and monitor marketing activities, and much more. CORE gives Waddell & Reed Advisors the ability to provide the highest level of quality client service more accurately and efficiently.

Wholesale Channel

        Our Wholesale channel consists of sales provided by other sales efforts including institutional, non-proprietary (including broker-dealers, 401(k) platforms and registered investment advisors) and Legend. Generally, these efforts include all sales other than those provided by our Waddell & Reed Advisors sales force. In an effort to accelerate sales growth, we have focused on expanding our wholesale distribution efforts over the past two years. Our launch into this channel included the acquisition of WRIICO in 2002 and the strategic alliance with Securian in 2003. As a result of market appreciation, sales of investment products, and assets gained by acquisition, our assets under management from our Wholesale channel have increased from $6.6 billion at December 31, 2002 to $12.2 billion at December 31, 2003.

Wholesale—Institutional Accounts

        WRIMCO and ACF market their investment advisory services directly to institutions. However, in many cases the institutions use consultants to assist with their manager selection process. Most of our institutional business is defined benefit pension plans, but a significant amount of assets are managed for defined contribution pension plans, foundations, endowments, Taft-Hartley plans, high-net worth individuals, and insurance company general accounts. Minimum account sizes are significantly larger than those of mutual funds and investment advisory fee rates are usually equal to or lower than those charged to mutual funds.

        Over the past two years, we have expanded our distribution efforts through our wholesale institutional channel by entering into additional subadvisory agreements with certain strategic partners. As part of the December 16, 2002 acquisition of the business of MIMI, we have entered into new subadvisory and marketing agreements extending MFC's subadvisory agreements with WRIICO and providing us with additional investment management opportunities in Canada. Pursuant to these multi-year subadvisory agreements, we receive investment management fees covering multiple funds whose assets were approximately $1.2 billion (USD) at December 31, 2003.

        Through our strategic alliance agreement with Securian, we agreed to become investment adviser on substantially all equity assets managed by Advantus. In accordance with this agreement we purchased contracts for the management of certain actively managed equity funds, which we merged into our Target and Ivy funds. In addition, as part of the strategic alliance agreement, the Company manages as separate accounts certain actively managed equities in the Minnesota Life and Securian Holding Company general accounts. Certain of Minnesota Life's unregistered separate accounts used primarily for their 401(k) products were mapped into Ivy Funds of like objective. During 2003, we obtained the right to manage $2.4 billion in assets through the strategic alliance agreement with Securian.

Wholesale—Non-Proprietary Channels

        In 2003, we substantially increased the distribution of Waddell & Reed mutual funds through non-proprietary channels. These third parties have a client relationship with investors and maintain an account for the investors. Typically, these investors purchase Waddell & Reed products at the suggestion of the third parties. Therefore the third parties are expanding Waddell & Reed's opportunities to gain new investors. Our efforts focus principally on distributing the Ivy Funds and a select few Advisors Funds through three channels: broker-dealer (the largest method of distributing mutual funds for the industry), retirement (401(k) platforms using multiple managers) and registered investment advisors (fee-based financial advisors who sell institutional class mutual funds through supermarkets). We believe that the number of selling agreements and the number of relationships through which we obtain sales, will continue to increase in 2004.

        As part of broadening our product distribution, we also added select Ivy Funds to our product offerings with the acquisition of WRIICO. We maintained the Ivy Funds brand name, expanded its product offerings, and used it for U.S. retail non-proprietary load fund distribution, while utilizing our investment management capabilities to strengthen the Ivy Funds product line. The merger of the Ivy and the W&R fund families created a combined product line with considerably greater scale and breadth, which utilizes the former W&R Funds' historical performance for those funds in which Ivy and W&R funds were merged together. In December 2003, the Advantus Funds also were merged into the Ivy Funds and took on the Ivy Fund name. As of December of 2003, assets under management of the Ivy Funds were $2.7 billion. The Ivy Funds are also available for sale by Waddell & Reed Advisors, enabling them to sell a number of styles offered by Ivy Funds family that are not part of our Waddell & Reed Advisors Funds family.

Wholesale—Legend

        Legend retirement advisors distribute our Funds and variable products, along with other products, through Legend's retirement advisor sales force. At December 31, 2003, Legend had 455 registered retirement advisors in 70 Legend offices located primarily in the eastern part of the United States. These retirement advisors are not included in our discussion of Waddell & Reed Advisors nor in our disclosure of the number of advisors we have licensed. For the years ended December 31, 2003, 2002, and 2001, Legend retirement advisors sold $57.9 million, $53.6 million, and $39.3 million of our mutual funds, respectively. Legend has $2.9 billion of client assets under administration as of December 31, 2003.

Change in Assets Under Management

        The following table summarizes the changes in our assets under management for the last three fiscal years. All sales are net of sales charges, also known as commissions. The activity includes all activity of the Funds and institutional and separate accounts, including money market funds and transactions at net asset value accounts for which we receive no sales commissions. Assets gained from the strategic alliance with Securian and the acquisition of WRIICO are reported separately from sales as "Acquired Assets."

	Waddell & Reed Advisors	Wholesale	Total
	(amounts in millions)
December 31, 2003 YTD
Beginning Assets	$21,497	6,618	28,115
Acquired Assets	—	2,437	2,437
Sales (net of sales charges)	2,344	3,321	5,665
Redemptions	(3,421)	(2,151)	(5,572)

Net Sales	(1,077)	1,170	93
Net Exchanges	(34)	25	(9)
Reinvested Dividends and Capital Gains	195	149	344

Net Flows	(916)	1,344	428
Market Appreciation	3,756	1,837	5,593

Ending Assets	$24,337	12,236	36,573

December 31, 2002 YTD
Beginning Assets	$27,129	5,677	32,806
Acquired Assets	—	1,636	1,636
Sales (net of sales charges)	2,704	1,380	4,084
Redemptions	(3,691)	(1,139)	(4,830)

Net Sales	(987)	241	(746)
Net Exchanges	(55)	33	(22)
Reinvested Dividends and Capital Gains	199	104	303

Net Flows	(843)	378	(465)
Market Depreciation	(4,789)	(1,073)	(5,862)

Ending Assets	$21,497	6,618	28,115

December 31, 2001 YTD
Beginning Assets	$31,723	5,002	36,725
Acquired Assets	—	—	—
Sales (net of sales charges)	3,618	1,604	5,222
Redemptions	(4,010)	(740)	(4,750)

Net Sales	(392)	864	472
Net Exchanges	(29)	86	57
Reinvested Dividends and Capital Gains	206	97	303

Net Flows	(215)	1,047	832
Market Appreciation/(Depreciation)	(4,379)	(372)	(4,751)

Ending Assets	$27,129	5,677	32,806

Service Agreements

        We earn service fee revenues by providing various services to the Funds and their shareholders pursuant to shareholder servicing agreements with each Fund (except the Target Funds) and accounting service agreements with each Fund. Pursuant to the shareholder servicing agreements, we perform shareholder servicing functions for which those Funds pay us a monthly fee, including: maintaining shareholder accounts; issuing, transferring, and redeeming shares; distributing dividends and paying redemptions; furnishing information related to the Fund; and handling shareholder inquiries. Pursuant to the accounting service agreements, we provide the Funds with bookkeeping and accounting services and assistance for which the Funds pay us a monthly fee, including: maintaining the Fund's records; pricing the Fund's shares; and preparing prospectuses for existing shareholders, proxy statements, and certain other shareholder reports.

        A Fund's shareholder servicing agreements and accounting service agreements may be adopted or amended with the approval of the disinterested members of each Fund's board. Each of the shareholder servicing agreements and accounting service agreements have annually renewable terms of one year.

Regulation

        The securities industry is subject to extensive regulation covering all aspects of the securities business. Virtually all aspects of our business are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to protect investment advisory clients and shareholders of registered investment companies. Under such laws and regulations, agencies and organizations that regulate investment advisers, broker-dealers, and transfer agents like us have broad administrative powers, including the power to limit, restrict, or prohibit an investment adviser, broker-dealer, or transfer agent from carrying on its business in the event that it fails to comply with applicable laws and regulations. In such event, the possible sanctions that may be imposed include, but are not limited to, the suspension of individual employees or agents, limitations on engaging in certain lines of business for specified periods of time, censures, fines and revocation of investment adviser and other registrations.

        The Securities and Exchange Commission (the "SEC") is the federal agency responsible for the administration of the federal securities laws. Certain of our subsidiaries are registered with the SEC as investment advisers under the Advisers Act. The Advisers Act imposes numerous obligations on registered investment advisers including, among other things, fiduciary duties, record-keeping and reporting requirements, operational requirements, and disclosure obligations, as well as general anti-fraud prohibitions. Investment advisers are subject to periodic examination by the SEC. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act, ranging from censure to termination of an investment adviser's registration.

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

        The Company is also subject to federal and state laws affecting corporate governance, including the Sarbanes-Oxley Act of 2002, as well as rules adopted by the SEC. As a New York Stock Exchange (the "NYSE") listed company, we are also subject to the rules of the NYSE, including the corporate governance standards that were recently approved by the SEC.

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

        Three of our subsidiaries, W&R, LEC, and IFDI, are also registered as broker-dealers with the SEC and the states. Much of the regulation of broker-dealers has been delegated by the SEC to self-regulatory organizations, principally the Municipal Securities Rulemaking Board, the National Association of Securities Dealers (the "NASD") and the NYSE. The NASD is the primary regulator of our broker-dealer activities. These self-regulatory organizations adopt rules (subject to approval by the SEC) that govern the industry and conduct periodic examinations of our operations over which they have jurisdiction. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales practices, market making and trading among broker-dealers, use and safekeeping of clients' funds and securities, capital structure, record-keeping, and the conduct of directors, officers, and employees. Broker-dealers are examined periodically by the NASD and the SEC. Violation of applicable regulations can result in the revocation of broker-dealer licenses, the imposition of censures or fines, and the suspension or expulsion of a firm, its officers, or employees.

        Our three registered broker-dealer subsidiaries are also each subject to certain net capital requirements pursuant to the Exchange Act. Uniform Net Capital Rule 15c3-1 of the Exchange Act (the "Net Capital Rule") specifies the minimum level of net capital a registered broker-dealer must maintain and also requires that part of its assets be kept in a relatively liquid form. The Net Capital Rule is designed to ensure the financial soundness and liquidity of broker-dealers. Any failure to maintain the required minimum net capital may subject us to suspension or revocation of our registration or other limitations on our activity by the SEC, and suspension or expulsion by the NASD or other regulatory bodies, and ultimately could require the broker-dealer's liquidation. The maintenance of minimum net capital requirements may also limit our ability to pay dividends. As of December 31, 2003, 2002, and 2001 our net capital for W&R and LEC exceeded all minimum requirements. For IFDI, which was acquired December 16, 2002, our net capital exceeded all minimum requirements as of December 31, 2003 and 2002.

        Pursuant to the requirements of the Securities Investor Protection Act of 1970, W&R and LEC (two of our broker-dealer subsidiaries) are members of the Securities Investor Protection Corporation ("SIPC"). IFDI is not a member of the SIPC. The SIPC provides protection against lost, stolen, or missing securities (but not loss in value due to a rise or fall in market prices) for clients in the event of the failure of a broker-dealer. Accounts are protected up to $500,000 per client with a limit of $100,000 for cash balances. However, since the Funds, and not our broker-dealer subsidiaries, maintain customer accounts, SIPC protection would not cover mutual fund shareholders.

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

        Additional legislation and regulations, including those relating to the activities of investment advisers and broker-dealers, changes in rules imposed by the SEC or other U.S. or foreign regulatory authorities and self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules may adversely affect our business and profitability. A finding that one of our registered subsidiaries has failed to comply with applicable SEC or broker-dealer regulations could have a material adverse effect on us. Our businesses may be materially affected not only by regulations applicable to it as an investment adviser or broker-dealer, but also by regulations of general application. For example, the volume of our principal investment advisory business in a given time period could be affected by, among other things, existing and proposed tax legislation and other governmental regulations and policies (including the interest rate policies of the Federal Reserve Board) and changes in the interpretation or enforcement of existing laws and rules that affect the business and financial communities.

Competition

        The financial services industry is highly competitive and has increasingly become a global industry. There are approximately 8,000 open-end investment companies of varying sizes, investment policies and objectives whose shares are being offered to the public in the U.S. We face substantial competition in all aspects of our business. Factors affecting our business include brand recognition, business reputation, investment performance, quality of service and the continuity of both client relationships and assets under management. Competition is based on the methods of fund share distribution, the ability to develop investment products for certain market segments, the ability to meet the changing needs of investors, the ability to achieve superior investment management performance, the type and quality of shareholder services, and the success of marketing efforts.

        We compete with hundreds of other mutual fund management, distribution, and service companies that distribute their fund shares through a variety of methods, including affiliated and unaffiliated sales forces, broker-dealers, and direct sales to the public of shares offered at a low or no sales charge. Many larger mutual fund complexes have established relationships with brokerage houses with large distribution networks, which may enable these fund complexes to reach broader client bases. We compete with a large number of investment management firms offering services and products similar to ours, as well as other independent financial advisors. In addition, we compete with brokerage and investment banking firms, insurance companies, commercial banks and other financial institutions, and businesses offering other financial products in all aspects of their businesses. Although no single company or group of companies dominates the mutual fund management and services industry, many are larger than us, have greater resources and offer a wider array of financial services and products. We believe that competition in the mutual fund industry will increase as a result of increased flexibility afforded to banks and other financial institutions to sponsor mutual funds and distribute mutual fund shares. In addition, barriers to entry into the investment management business are relatively few, and thus, we potentially face a growing number of competitors, especially during periods of strong financial and economic markets. Many of our competitors in the mutual fund industry are larger, better known, have penetrated more markets and have more resources than us.

        The distribution of mutual fund and other investment products has undergone significant developments in recent years, which has increased the competitive environment in which we operate. These developments include the introduction of new products, including hedge funds and exchange traded funds, increasingly complex distribution systems with multiple classes of shares, development of Internet websites allowing investors the ability to invest on-line, introduction of sophisticated technological platforms used by financial advisors to sell and service mutual funds for their clients, introduction of separately managed accounts—previously available only to institutional investors—to individuals, and growth in the number of mutual funds offered. We believe our business model targets customers seeking personal assistance from financial advisors or planners where the primary competition is companies distributing products through a financial advisor or broker-dealer sales force. Waddell & Reed Advisors compete primarily with large and small broker-dealers, independent financial advisors, and insurance representatives. The market for financial planning and advice is extremely fragmented, consisting primarily of relatively small companies with fewer than 100 investment professionals. Competition is based on sales techniques, personal relationships and skills, and the quality of financial planning products and services offered.

        In recent years, there have been a number of investment companies that offer their products available for sale on the Internet for no front-end sales load charges. The effects of this sales technique are not particularly apparent in our business. Our market is that of clients seeking personal assistance through a financial advisor, whereas purchasing products directly through the Internet is considered more appropriate for "do-it-yourself" type of investors. We view the Internet as a useful communication tool that does not replace the benefits of a personalized financial advisor. It is not our management approach to make no-load funds available for sale through the Internet; however, in limited situations, the Internet is available to our customers, through their financial advisor, for the purchase of our products.

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

Employees and Financial Advisors

        At December 31, 2003, we had 1,476 full-time employees, consisting of 701 home office employees, 126 division managers, 8 regional vice presidents, 4 associate managers, 156 field office support personnel, 126 employees from acquired companies, and 355 district managers and district supervisors who are counted as both employees and financial advisors.

        The Waddell & Reed Advisors sales force is comprised of 2,929 financial advisors, including 2,574 financial advisors who are independent contractors and 355 district managers and district supervisors who are considered both employees with respect to their management responsibilities of the sales force and independently contracted financial advisors with respect to their selling activities. Legend also had 455 retirement advisors considered to be independent contractors at December 31, 2003. The combined total of Waddell & Reed Advisors and Legend retirement advisors was 3,384.

Available Information

        We file reports, proxy statements, and other information with the United States Securities and Exchange Commission (the "SEC"), copies of which can be obtained from the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

        Reports we file electronically with the SEC via the SEC's Electronic Data Gathering, Analysis and Retrieval system ("EDGAR") may be accessed through the Internet. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at www.sec.gov. The Company makes available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K on our website at www.waddell.com as soon as it is reasonably practical after such filing has been made with the SEC. The SEC filings and additional information about Waddell & Reed Financial, Inc. can be obtained under the "Corporate" section of our website.

ITEM 2. Properties

        Our home offices lease approximately 324,000 square feet for Waddell & Reed, Legend, and ACF located in Overland Park, Kansas, Palm Beach Gardens, Florida, and San Antonio, Texas, respectively. This figure also includes office space formerly used by MIMI in Boca Raton, Florida, that we are actively pursuing subleasing. In addition, we lease office space for financial advisors and sales management in various cities and towns in the United States with a total of approximately 649,000 square feet. In the opinion of management, the office space leased by the Company is adequate for existing operating needs.

        Prior to March 7, 2001, we owned and occupied the two home office buildings in Overland Park, Kansas that are currently used as our corporate headquarters. On March 7, 2001, we entered into a sale-leaseback arrangement, in which we sold our two corporate headquarters buildings and the associated land to an unrelated third party and leased them back for a period of fifteen years. The leaseback has been accounted for as an operating lease. The net proceeds from this sale were $28.2 million and resulted in an unrealized gain of approximately $1.3 million, which was deferred and is being amortized over the 15 year term of the operating lease. For the years ended December 31, 2003, 2002 and 2001, we recognized $82 thousand, $96 thousand and $61 thousand, respectively, of this deferred gain as a reduction of rent expense.

ITEM 3. Legal Proceedings

        The Company and/or certain of our subsidiaries are involved from time to time in various legal proceedings and claims incident to the normal conduct of business. On October 28, 2003 WDR announced that it was recording a charge of $32.0 million ($21.5 million net of tax) to recognize liabilities for estimated damages and legal costs for both the third quarter of 2003 and future legal costs in connection with the United Investors Life Insurance Company ("UILIC") litigation, the NASD sales practice exam, and ongoing disputes with former sales personnel in our Advisors channel. In addition to legal costs incurred in the third quarter of 2003, this charge included estimated damages and future legal costs assuming these matters are resolved in a manner that is unfavorable after exhausting all reasonable legal remedies. As an estimate, it is possible that the ultimate amount of damages and legal costs could be higher or lower than the Company's recorded liability. As a result, any changes could have a material effect on the results of operations in a particular quarter or year as the Company evaluates this liability in future periods.

  Alabama Proceedings.

        As previously disclosed, we have been in litigation with UILIC in the Circuit Court of Jefferson County, Alabama (CV-002720) over the terms of a disputed compensation agreement executed in July 1999 by UILIC and our broker-dealer subsidiary, Waddell & Reed, Inc. ("W&R") (the "Letter Agreement") and our customers' replacement of UILIC variable annuity policies with Nationwide variable annuity policies. More specifically, UILIC sought the return of all compensation pursuant to the Letter Agreement on all UILIC variable annuity policy assets under management sold by our financial advisors and also sought damages against us for various causes of action including, among others, conversion, fraud, and tortious interference regarding the exchange of the variable annuity policies.

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

        Separately, the remaining claims, namely breach of contract, conversion and fraudulent suppression (regarding the development of a new product pursuant to the Letter Agreement) were remanded back to the trial court for a new trial. UILIC has stated that it will again seek punitive damages on the remaining claims. UILIC was unsuccessful in the first trial on its claim for punitive damages.

        On July 3, 2003, in response to UILIC's Motion for Rehearing, the Alabama Supreme Court amended its original opinion and upheld the trial court's denial of our counterclaims against UILIC and upheld the trial court's ruling that the Letter Agreement in dispute was not a binding contract. As it now stands, the practical effect is that at retrial, the Company is precluded from pursuing its own counterclaims against UILIC for fraud, breach of contract and unjust enrichment and is precluded from seeking the reinstatement of the basis point compensation bargained for in the compensation agreement on all UILIC variable annuity policy assets under management sold by the Company's financial advisors. The remainder of the Alabama Supreme Court's initial opinion issued on April 18, 2003 remained unchanged. On July 17, 2003 the Company filed a Motion for Rehearing with the Alabama Supreme Court regarding its decision on the Letter Agreement. On September 5, 2003 the Alabama Supreme Court declined to reverse or modify its decision regarding declaratory judgment on the Letter Agreement. Consequently, the Company has returned to UILIC all basis point compensation collected by the Company pursuant to the Letter Agreement plus accrued interest. This amount was approximately $12.8 million, which was part of the third quarter 2003 charge. The retrial on the remaining claims began March 1, 2004.

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

        On November 9, 2001, the W&R Defendants removed the action to the United States District Court for the Central District of California (hereafter, "Federal Court") (CV 01-09684 TJH). Thereafter, the W&R Defendants filed a motion to dismiss UILIC's complaint on the grounds that it is preempted by the Securities Litigation Uniform Standards Act of 1998 ("SLUSA"). SLUSA requires the dismissal of a covered state law class action that alleges an untrue, manipulative, or deceptive statement or omission in connection with the purchase or sale of a covered security. In July 2002, the Federal Court issued a one page minute order, without opinion, denying the motion to dismiss and, on its own motion, remanding the case back to State Court. Later that month, the W&R Defendants filed a Notice of Appeal with the United States Court of Appeals for the Ninth Circuit (the "Ninth Circuit") from the Federal Court's Order. On February 23, 2004 the Ninth Circuit refused to exercise jurisdiction over the case, effectively remanding the case back to state court. The Company is still evaluating its options on how best to proceed in seeking to have the case dismissed.

  Kansas Proceedings.

        On July 26, 2001, the Company filed suit against Torchmark Corporation and three of Torchmark's current Board members (and former members of the Company's Board) in the United States District Court for the District of Kansas (Waddell & Reed Financial, Inc. v. Torchmark Corporation, Civil Action No. 01-2372-KHV). The Company asserts that defendants engaged in a scheme to control and injure the Company and certain of its subsidiaries both before and after it was spun-off by Torchmark in November 1998. The litigation alleges, among other causes of action, RICO violations and breaches of fiduciary duty by the defendants. The Company is seeking actual and treble damages, interest, fees and costs in an amount in excess of $25 million. Trial is currently set for August 28, 2004.

Arbitration

  Former Financial Advisor.

        As previously disclosed, a NASD Dispute Resolution Arbitration Panel (the "Panel") entered an award of $27.6 million against Waddell & Reed, Inc. ("W&R") on August 7, 2001 (97-03642). The award was made upon the conclusion of an arbitration proceeding conducted in New York arising from a complaint by Stephen Sawtelle, a former W&R financial advisor. In the arbitration, this advisor claimed that following his termination on February 10, 1997, W&R engaged in conduct that tortiously interfered with his prospective business relations and violated provisions of the Connecticut Unfair Trade Practices Act ("CUTPA"). The Panel found W&R liable and directed payment of approximately $1.8 million in compensatory damages, plus attorneys fees of $747,000. It also held that W&R had violated CUTPA and ordered the payment of punitive damages in the amount of $25.0 million. On August 8, 2001, the former advisor filed a petition with the Supreme Court of the State of New York, County of New York, seeking to confirm the award (115056/01). Shortly thereafter, W&R filed a motion to have the award vacated or modified.

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

        On January 28, 2004, the New York Supreme Court reversed and vacated the $25 million punitive damages award. In addition, the Court ordered the appeal bond posted with the court in the amount of $28.7 million backed by a letter of credit in the amount of $36 million, which in turn was collateralized by $44.5 million in investment securities to be released. Finally, the Court remanded the punitive damages question back to a new NASD panel for redetermination of the punitive damage award, if any. Pursuant to the NASD arbitration procedure rules, this new NASD panel will be selected by both parties. Both parties will be able to argue their case for or against punitive damages based on the underlying factual record and findings established by the original panel. However, we are hopeful that the new panel will follow the legal reasoning regarding the limits of punitive damages established by the Appellate Division of the New York Supreme Court when it originally vacated the punitive damages award on February 11, 2003.

        On February 3, 2004 the New York Supreme Court denied Mr. Sawtelle's motion for reconsideration of the January 28, 2004 ruling.

  Washington Square Matter.

        W&R, the Company's broker-dealer subsidiary, is a claimant before an NASD Dispute Resolution Arbitration Panel (the "Panel") against Respondents Washington Square Securities, Inc., four former W&R managers and Capital Financial Planning, LLC ("CFP"), a company formed by the former managers. The arbitration (No. 03-2806) relates to (i) Respondents' alleged raiding of W&R's offices in Albany and Melville, New York and Hartford and North Haven, Connecticut, by which Respondents recruited away more than 40 W&R financial advisors and employees; and (ii) Respondents' alleged misappropriation of W&R's confidential and proprietary information. W&R has alleged various causes of action against Respondents, including breach of contract, breach of the fiduciary duty of loyalty, tortious interference with contractual relations, tortious interference with prospective economic advantage, unfair competition, breach of the covenant of good faith and fair dealing, conversion, replevin, misappropriation of proprietary business information, misappropriation of trade secrets, civil conspiracy, and violations of the Kansas Trade Secrets Act. W&R's Amended Statement of Claim seeks compensatory and punitive damages, as well as injunctive relief, costs and attorneys' fees. W&R's actual losses still are being assessed. The Respondents also have asserted counterclaims against W&R. They have alleged tortious interference with prospective economic advantage, based on W&R's alleged efforts to reacquire customers who transferred accounts to CFP; and wrongful injunction and abuse of process, based on W&R's efforts to seek injunctive relief in state court. Respondents seek compensatory and punitive damages, as well as attorneys' fees and costs. The arbitration commenced on February 3, 2004. Thirty-nine hearing dates are scheduled between February 3, 2004 and October 1, 2004.

NASD

        As previously disclosed, W&R, a broker-dealer subsidiary of the Company, received notification from the staff of the Enforcement Department of NASD Regulation ("NASD") indicating that the staff was considering recommending the NASD bring an action against W&R and certain of its current and former officers alleging possible violations of NASD rules and regulations relating to the exchange of certain UILIC variable annuity policies for Nationwide variable annuity policies from January 2001 through August 2002. These alleged violations included questioning the suitability of certain of these exchanges and the adequacy of W&R's supervisory systems in place at the time of these exchanges. This notification stems from a sales practice exam initiated by the NASD in April 2001 following the introduction of Nationwide products into the W&R system and the termination by UILIC of its distribution agreements with W&R.

        On January 14, 2004 the NASD commenced an enforcement action against W&R, one of its current officers and one of its retired officers relating to variable annuity exchanges (Disciplinary Proceeding No. CAF040002). In the complaint, the NASD has charged W&R with suitability and supervisory violations as well as a single books and records violation. The NASD is seeking an order imposing sanctions, including but not limited to disgorgement of the commissions generated on the exchanges, restitution of the loss to customers and a fine.

        The Company strenuously denies the NASD's allegations and plans to vigorously defend its sales practices and compliance procedures.

        In its complaint, the NASD claims that the Company recommended that its clients exchange 6,700 variable annuity policies for new policies from January 1, 2001 through August 30, 2002, without having a reasonable basis for concluding that the transactions were suitable, and that approximately 1,400 of the clients "were likely to lose money" from the exchanges according to its "quantitative analysis." The NASD complaint asserts that the 6,700 exchanges generated more than $37 million in commissions to W&R and cost its customers approximately $9.8 million in surrender charges.

        The Company believes that the NASD's complaint is factually and legally inaccurate in numerous respects, and the exchanges from older policies that lacked the beneficial features of variable annuity contracts available in the marketplace today into newly designed, state-of-the-art policies that became available to the Company's financial advisors at the beginning of 2001 provided tremendous value to its clients and were suitable for their individual financial needs. The Company strenuously denies the NASD's allegations and believes that it took steps throughout the period at issue to comply with all existing applicable regulations and guidance. Contrary to the NASD's assertions, a case-by-case analysis was conducted at various levels of the Company to ensure that each exchange was in the best interests of the client and the Company's financial advisors were repeatedly urged to recommend exchanges only if they were in the best interests of the clients. In addition, tools were provided to allow the financial advisors to compare the old products to the new products to allow them to determine if exchanges would be appropriate for clients.

        The Company believes that the NASD's action is based on the retroactive application of a hypothetical, academic, predictive model to assess the suitability of the exchanges, instead of looking at each client's individual financial situation, as current law and guidance from the NASD suggests. The Company is unaware of any firm employing a model similar to that utilized by the NASD and retroactively requiring the use of such an academic predictive model with its clients is unprecedented. W&R contends that the new variable annuity policies recommended to clients by its financial advisors were far superior to the policies being replaced and that the NASD's predictive model fails to fully reflect the benefits and features of the new policies purchased by clients.

        On February 12, 2004, W&R submitted an answer and requested a hearing. At the hearing, Waddell & Reed will be afforded an opportunity to present evidence supporting the propriety of its actions to a hearing panel of industry representatives. After the conclusion of the hearing, the NASD and Waddell & Reed have the right to appeal the decision of the hearing panel to the National Adjudicatory Council. National Adjudicatory Council decisions may be appealed to the Securities and Exchange Commission and then to the federal courts.

Other

        During the third quarter of 2003, the Company received a subpoena from the New York Attorney General's office requesting information in regard to its investigation of late trading and market-timing transactions within the mutual fund industry. In addition, we also received requests for information from the Securities and Exchange Commission ("SEC"). We are cooperating fully with the Attorney General's and SEC's inquiries.

ITEM 4. Submission of Matters to a Vote of Security Holders

        During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Our Class A common stock is traded on the NYSE under the ticker symbol "WDR." The following table sets forth, for the periods indicated, the reported high and low closing sale prices of our Class A common stock, as reported by the NYSE, as well as the cash dividends paid for these time periods:

Class A
Market Price

	2003			2002
Quarter	High	Low	Dividends Per Share	High	Low	Dividends Per Share
1	$21.11	$16.01	$.1326	$32.69	$29.76	$.1326
2	25.67	17.86	.1326	30.18	21.75	.1326
3	27.41	23.57	.1500	22.69	16.30	.1326
4	25.58	21.11	.1500	20.91	15.43	.1326

        Year-end closing prices of our Class A common stock for 2003 and 2002, respectively were: $23.46 and $19.67. The closing price of our Class A common stock on March 3, 2004 was $26.39.

        According to the records of our transfer agent, we had 4,386 holders of record of Class A common stock as of March 3, 2004. We believe that a substantially larger number of beneficial stockholders hold such shares in depository or nominee form.

Dividends

        In 2003, our Board of Directors approved a 13% increase in our cash dividend. We paid cash dividends of $.1326 per share on our Class A common stock in both the first and second quarter of 2003 and $.1500 per share on our Class A common stock in both the third and fourth quarter of 2003. In 2002, we paid cash dividends of $0.1326 per share on our Class A common stock in each fiscal quarter.

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

Common Stock Repurchases

        Our Board of Directors has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in our stock-based compensation programs. During the year ended December 31, 2003, we repurchased 1.3 million shares at an aggregate cost, including commissions of $30.9 million. Since the inception of our common stock repurchase program in 1998, we have repurchased 26.1 million shares, or 26% of the shares outstanding at the time of our initial public offering. We have used cash flow from operations and proceeds from our 2001 debt offering to fund the purchases of these shares.

Equity Compensation Plan Information

        We have a Company Stock Incentive Plan (the "SI Plan") that allows us to grant equity compensation awards, including non-qualified stock options and restricted stock, as part of our overall compensation program to attract and retain key personnel and encourage a greater personal financial investment in the Company. A maximum of 30,000,000 shares of common stock are authorized for issuance under the SI Plan. We also have a Company Executive Deferred Compensation Stock Award Plan (the "EDC Plan") and a Company Non-Employee Director Stock Award Plan (the "NED Plan") (collectively, the "Plans") that allow us to grant non-qualified stock options and/or restricted stock to promote the long-term growth of the Company. A maximum of 3,750,000 and 1,200,000 shares of common stock are authorized for issuance under the EDC Plan and NED Plan, respectively. Generally, shares of common stock covered by terminated, surrendered or canceled options, by forfeited restricted stock, or by the forfeiture of other awards that do not result in issuance of shares of common stock, are again available for awards under the plan from which they were terminated, surrendered, canceled, or forfeited.

        Under all of our stock incentive plans, the exercise price of each option is equal to the market price of the stock on the date of grant. The maximum term of non-qualified options granted under the SI Plan is ten years and two days and the options generally vest in 33 1/3% increments beginning on the second, third and fourth anniversaries of the grant date. The maximum term of non-qualified options granted under the EDC Plan and NED Plan is eleven years and the options generally vest 10% each year, beginning on the first anniversary of the grant date. Our stockholders have approved all of the Plans and all equity compensation provided by the Company has been issued in accordance with these Plans.

        When restricted shares are granted, the Company records deferred compensation based upon the fair market value of the restricted shares on the grant date. Deferred compensation is included as a component of stockholders' equity and usually will be recognized as expense over a four year vesting period. As of December 31, 2003 a total of 957,934 shares of unvested restricted stock were outstanding. For the year ended December 31, 2003 we have recorded equity compensation expense totaling $4.6 million primarily related to the amortization of unvested restricted stock. It is anticipated that annual grants of restricted shares will increase in future years as we increase our reliance on restricted shares and cash compensation instead of options. Annual non-cash equity compensation expense is expected to rise significantly in years after 2004 if new awards are granted in the future.

        The following table sets forth information with respect to these plans as of December 31, 2003.

Plan category	Number of securities to be issued upon exercise of outstanding options		Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	8,156,036	(a)	$21.03	18,483,088	(b)
Equity compensation plans not approved by stockholders	N/A		N/A	N/A

Total	8,156,036		$21.03	18,483,088

(a)
Does not include 1,842,503, 60,982 and 16,790 shares of restricted stock issued under the Stock Incentive Plan, the EDC Plan and the NED Plan, respectively, on December 31, 2003.

(b)
Includes 15,273,285, 2,399,309 and 801,744 shares that may be issued in the form of restricted stock under the Stock Incentive Plan, the EDC Plan and the NED Plan, respectively.

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

	For the Years Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data and number of financial advisors)
Revenues from:
Investment management fees	$203,918	186,038	214,242	253,774	178,612
Underwriting and distribution fees	176,586	183,133	203,535	202,879	126,318
Shareholder service fees	70,678	65,690	59,381	53,436	41,525

Total revenues	451,182	434,861	477,158	510,089	346,455
Net income (1)(2)(3)(4)	54,265	87,425	107,167	139,005	81,767
per common share—basic (1)(2)(3)(4)	0.67	1.09	1.33	1.67	0.91
per common share—diluted (1)(2)(3)(4)	0.66	1.07	1.28	1.60	0.89
Dividends per common share	$0.57	0.53	0.35	0.35	0.35
Advisor and productivity data (excluding Legend):
Proprietary investment product sales	$1,796,244	2,008,599	2,782,947	2,847,447	2,149,842
Number of Waddell & Reed Advisors (end of period)	2,929	3,466	3,165	2,865	2,611
Average number of Waddell & Reed Advisors	3,049	3,198	2,972	2,632	2,432
Investment product sales per advisor	$589	628	936	1,081	884
	As of December 31,
	2003	2002	2001	2000	1999
		(in millions)
Assets under management	$36,573	28,115	32,806	36,725	37,302
Balance sheet data:
Goodwill	195.3	193.7	173.7	180.2	113.0
Total assets	565.8	560.5	433.1	422.2	335.1
Short-term debt	25.0	58.0	28.0	—	125.3
Long-term debt	209.7	213.1	198.3	175.0	—
Total liabilities	390.4	411.2	319.3	280.6	208.7

(1)
Includes a pre-tax charge of $32.0 million ($21.5 million net of tax) for estimated damages and legal costs for both the third quarter of 2003 and future legal costs in connection with the UILIC litigation, the NASD sales practice exam and ongoing disputes with former sales personnel in our Advisors channel in 2003 and a pre-tax charge of $27.1 million ($17.2 million net of tax) relating to a stock option tender offer in the first quarter of 2003.

(2)
Includes a pre-tax write-down in 2002 of $7.1 million ($4.4 million net of tax) relating to an other than temporary decline in the value of certain investment securities and $2.0 million ($1.3 million net of tax) for a charge related to the NASD arbitration.

(3)
Includes a pre-tax write-off in 2001 of $8.2 million ($5.1 million net of tax) relating to expected forgiveness of stock loans.

(4)
Includes a pre-tax write-off in 1999 of $19.0 million relating to restructuring mutual fund products and a pre-tax loss of $4.6 million from the sale of real estate properties, for a combined effect of $14.6 million (net of tax).

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Item includes statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. All statements, other than statements of historical fact, included in this Form 10-K regarding our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. All forward-looking statements included in this Form 10-K are based on information available to us on the date hereof, and we assume no obligation to update such forward-looking statements. Although we believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct or that we will take any actions that may presently be planned. Certain important factors that could cause actual results to differ materially from our expectations are disclosed in the "Risk Factors" section of this Form 10-K, which include, without limitation, the adverse effect from a decline in securities markets or a decline in our products' performance, failure to renew investment management agreements, adverse results of litigation and/or arbitration, acts of terrorism and/or war, competition, changes in government regulation, availability and terms of capital, and acquisition strategy. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

        The following should be read in conjunction with the "Selected Financial Data" and our Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

Overview

        During 2003, financial markets improved significantly from recent years, which had a positive impact on all aspects of our business. The greatest benefit was on investment management fee revenue as average assets under management appreciated. The market improvement also positively impacted mutual fund sales by our Waddell & Reed Advisor channel. Our institutional separate account business continued to increase through the year due to our strong investment performance track record over the long-term.

        2003 was also a year in which we made progress implementing many new initiatives to foster future growth. Great effort went into improving future Waddell & Reed Advisors productivity through technology, namely our new CORE customer relationship management system. We also accomplished much regarding our strategy to build non-proprietary distribution; net sales turned positive and assets under management reached a critical mass.

        Over the last three years, Waddell & Reed has continued to invest in its business. 2004 should be a year of concentrating on the tactical aspects of these strategic investments. The improved financial market conditions are a welcomed environment from which to grow.

        The Company's earnings and cash flows are heavily dependent on financial market conditions. Significant increases or decreases in the various securities markets, particularly equity markets, can have a material impact on the Company's results of operations, financial condition and cash flows. We derive our revenues primarily from providing investment management, distribution, and administrative services to the Funds and institutional and separately managed accounts. Investment management fees, our most substantial source of revenues, are based on the amount of average assets under management and are affected by sales levels, financial market conditions, redemptions, and the composition of assets. Underwriting and distribution revenues, another substantial source of revenues, consist of sales charges and commissions derived from sales of investment and insurance products, distribution fees on certain variable products and asset based fees earned on our SPA product, as well as advisory services. The products sold have various sales charge structures and the revenues received from sales of products vary based on the type and amount sold. Rule 12b-1 distribution fees earned for distributing certain mutual fund shares are based upon a percentage of assets and fluctuate based on sales, redemptions, and financial market conditions.

Service fees include transfer agency fees, custodian fees for retirement plan accounts, and portfolio accounting.

        During 2003, we placed emphasis on improving advisor productivity, rather than on recruiting financial advisors, including raising minimum production requirements, causing advisors to either become more productive or leave the business. As a result, advisor headcount in 2003 decreased by 15%. However, productivity improved for four consecutive quarters. Beginning in the second quarter of 2004, we expect to see increases in advisor headcount as we re-emphasize recruiting. Our objective is 10% annual growth in advisor headcount over the long-term.

Strategic Alliance with Securian Financial Group

        Our April 23, 2003 strategic alliance agreement with Securian provided us with "Premier Strategic Partner" status in Securian's distribution system, including the Securian Financial Network (approximately 1,800 general agency registered representatives); Securian Financial Services (broker/dealer); and Securian Retirement Services (401(k)). This status provides the Ivy and W&R Target equity funds the greatest focus among fund families that Securian and Advantus have identified as strategic partners.

        On September 22, 2003, we paid $26.3 million to purchase contracts for the management of nine actively managed equity funds of the Advantus Series Funds, a mutual fund family utilized within variable annuity insurance products. The total amount of assets purchased in this transaction was $1,494 million, $934 million of which was already being subadvised by us since May of 2003. Upon obtaining the requisite approvals, these funds were subsequently merged into the W&R Target Funds family, whose funds also are utilized for variable annuity insurance products.

        On December 8, 2003, we paid $4.9 million to purchase contracts for the management of eleven actively managed Advantus Funds. The total amount of assets purchased in this transaction was $631.4 million, $150.3 million of which was already being sub-advised by us since May of 2003. These funds were subsequently merged into the Ivy Funds.

        In addition, as part of the strategic alliance agreement, the Company manages as separate accounts certain equities in the Minnesota Life and Securian Holding Company general accounts. Certain of Minnesota Life's unregistered separate accounts used primarily for their 401(k) products were mapped into Ivy Funds of like objective.

WRIICO Acquisition

        On December 16, 2002, in a business combination accounted for as a purchase, we acquired the business of Mackenzie Investment Management Inc. ("MIMI"), a Florida-based U.S. investment management subsidiary of Toronto-based Mackenzie Financial Corporation ("MFC") and adviser of the Ivy Fund portfolios sold in the United States. We continue to operate MIMI's business through our subsidiary, WRIICO. The results of operations of WRIICO are included in the accompanying financial statements since the date of acquisition. The total cost of the acquisition, including expenses, was $62.9 million, which exceeded the fair value of the net assets of MIMI by $44.5 million. Immediately following the purchase, MIMI was able to dividend to us $27.8 million, therefore the acquisition cost was $35.1 million net of the dividend. We recorded goodwill of $21.6 million and indefinite life intangible assets of $22.9 million in connection with this transaction.

        As part of the transaction, we entered into new subadvisory and marketing agreements. Those agreements extended MFC's subadvisory agreements with WRIICO and provided us with additional investment management opportunities in Canada. Pursuant to the subadvisory agreements, we receive investment management fees covering multiple of MFC's funds whose assets were approximately $1,208.2 (USD) million and $948.5 million (USD) at December 31, 2003 and 2002, respectively. Pursuant to the marketing agreement, MFC provides us with opportunities to launch new funds and/or assume additional existing subadvisory mandates under the Universal brand name in Canada, and facilitates our relationship with MFC's parent company, Investors Group Inc. and its affiliates.

        With respect to WRIICO's U.S. business in 2003, we maintained the Ivy Fund brand name, expanded its product offerings and used it for U.S. retail non-proprietary load fund distribution, while utilizing our investment management capabilities to strengthen the Ivy Fund product line. On June 16, 2003, we completed the merger of several of the original Ivy Fund portfolios with comparable funds in the W&R Funds Family. All funds in the W&R Funds family operated post-merger as a single new fund family under the Ivy Funds brand and carried forward the performance of the W&R Funds. Separately, two of the original Ivy Fund portfolios were merged into comparable funds of the Advisors Funds family. Six of the original Ivy Fund portfolios remain. All information regarding fund families herein is provided on a post-merger basis, where applicable.

Tender Offer

        On February 12, 2003, the Company made a tender offer to exchange certain out-of-the-money stock options for an economically equivalent grant of restricted stock in an effort to reduce the total number of options outstanding, and improve our ability to retain and provide incentives to our talented and valuable employees. The Company issued a total of 1,540,713 shares of restricted stock in connection with the tender offer. Of the total number of shares of restricted stock issued, the Company repurchased 609,324 shares at a cost of approximately $10.7 million from the participants (at their direction) to pay individual income tax liabilities. As a result, 931,389 net shares of restricted stock were issued. We recorded a charge of $27.1 million ($17.2 million after-tax) to equity compensation in the first quarter of 2003 due to the tender offer. All shares of restricted stock issued pursuant to the tender offer were issued under the Company's Stock Incentive Plan and are fully vested, but remain subject to transfer restrictions.

Results of Operations—2003 Compared to 2002

Net Income

        For the year ended December 31, 2003, net income was $54.3 million, or $0.66 per diluted share compared to $87.4 million, or $1.07 per diluted share for the same period in 2002. The decline in net income of approximately $33.1 million was primarily due to charges recorded during 2003. In the third quarter of 2003, we recorded a charge of $32.0 million ($21.5 million after-tax) for estimated damages and legal costs for both the third quarter of 2003 and future legal costs in connection with the UILIC litigation, the NASD sales practice exam and ongoing disputes with former sales personnel in our Advisors channel. In addition, in March of 2003, we completed a tender offer to exchange certain stock options for an economically equivalent grant of restricted stock. This resulted in a charge of approximately $27.1 million ($17.2 million after-tax). The 2002 results include a charge of $7.1 million ($4.4 million after-tax) to reflect an other than temporary decline in the fair value of our investment portfolio and a charge of $2.0 million ($1.3 million after-tax) related to the NASD arbitration.

Total Revenues

        The following table summarizes our total revenues:

	For the year ended		Variance
	2003	2002	Amount	Percentage
	(in thousands, except percentage data)
Investment management fees	$203,918	186,038	17,880	10%
Underwriting and distribution fees	176,586	183,133	(6,547)	(4)%
Shareholder service fees	70,678	65,690	4,988	8%

Total revenues	$451,182	434,861	16,321	4%

        The increase in total revenues of $16.3 million, or 4% was primarily due to an increase in revenues from investment management fees. The decline in underwriting and distribution fees was partially offset by an increase in shareholder service fees.

Investment Management Fee Revenues

        Investment management fee revenues are earned for providing investment advisory services to the Funds and to institutional and separate accounts and comprise approximately 45% and 43% of total revenues for the years ended 2003 and 2002, respectively. Investment management fee revenues increased $17.9 million, or 10%, primarily due to an 8% increase in average assets under management. For the year ended December 31, 2003, average assets under management were $31.4 billion compared to $29.2 billion in the prior year. The increase in average assets was due to market appreciation caused by a rebound in equity markets during 2003, the addition of assets from the purchase of WRIICO in December 2002 and the addition of assets from the strategic alliance with Securian. Overall management fee rates increased to 64.9 basis points in 2003 compared to 63.7 basis points in 2002 primarily due to a mix shift towards equity products in our mutual funds and higher management fee rates on some of the funds acquired.

        The Waddell & Reed Advisors long-term redemption rate, which excludes money market funds, increased from 10.1% in 2002 to 11.5% in 2003. The Wholesale long-term redemption rate, which excludes money market funds increased from 20.3% in 2002 to 23.1% in 2003.

Underwriting and Distribution Fee Revenues

        Underwriting and distribution fee revenues are derived primarily from sales commissions charged on front-end load mutual funds, variable annuities, other insurance products, and to a lesser extent from financial planning fees. Revenues are also derived from Rule 12b-1 asset-based distribution fees earned on deferred-load products, asset-based fees earned on the SPA product and other variable annuity products.

        The decline in underwriting and distribution fee revenues of $6.5 million, or 4%, is primarily due to lower revenues from front-load investment product sales in our Waddell & Reed Advisors channel (consisting primarily of commissions on Class A shares and variable annuities and lower revenues from sales of insurance products).

        The following table illustrates commissionable proprietary investment product sales by Waddell & Reed Advisors including sales of our InvestEd portfolios. Sales are shown gross of commissions and they exclude sales of Legend retirement advisors, money market funds, other non-proprietary mutual funds, Ivy Funds, insurance products, and investment products sold at net asset value for which we receive no commission.

	For the year ended		Variance
	2003	2002	Amount	Percentage
	(in thousands, except percentage data)
Front-end load sales (Class A)	$1,057	1,138	(81)	(7)%
Variable annuity products	476	568	(92)	(16)%

Front-load product total	1,533	1,706	(173)	(10)%
Back-end load sales (Class B)	161	197	(36)	(18)%
Level-load sales (Class C)	102	106	(4)	(4)%

Deferred-load product total	263	303	(40)	(13)%

Total proprietary sales	$1,796	2,009	(213)	(11)%

        The year 2003 was a strong year for the equity markets as the S&P 500 was up approximately 26% despite being essentially flat for the first quarter of 2003. Our proprietary investment product sales per advisor were $589 thousand, $628 thousand, and $936 thousand for the years ended December 31, 2003,

2002, and 2001 respectively. The decline in proprietary investment product sales was a reflection of poor equity markets in the previous two years and the fact that our investment sales improvement from our retail customers typically lags behind improvements in the markets. Sales by our proprietary sales force have improved during the last four months of 2003 as investor sentiment improved with the strong equity markets in 2003 and our advisor productivity has increased due to changes implemented within the Waddell & Reed Advisors channel.

        Revenues from insurance products declined by 24% due to a decrease in sales of fixed annuities as interest rates remained low and lower sales of other insurance products as the number of financial advisors decreased in poor market conditions. Partially offsetting these declines was an increase in asset based fees earned on our SPA products in 2003. Revenues from the SPA product increased by 17%, directly corresponding to a 17% increase in SPA average assets under management.

Shareholder Service Fee Revenues

        Shareholder service fee revenues primarily include transfer agency fees, custodian fees from retirement plan accounts, and portfolio accounting fees. The increase in service fee revenues of $5.0 million, or 8%, in 2003 was due in part to additional fees for the addition of the Ivy accounts to our system, a new fee effective July 1, 2003 for fund administration and a slight increase in the average per account servicing fees. Fee revenues earned from transfer agency services and custodial services comprised 95% of total shareholder service fee revenue in 2003. Fee revenues earned from transfer agency services increased $4.1 million, or 8%. The average number of shareholder accounts increased 4% to 2.26 million in 2003 compared to 2.18 million in 2002.

Total Operating Expenses

        The following table summarizes our total operating expenses:

	For the year ended		Variance
	2003	2002	Amount	Percentage
	(in thousands, except percentage data)
Underwriting and distribution	$184,223	185,032	(809)	(1)%
Compensation and related costs	68,515	58,302	10,213	18%
Equity compensation	31,682	—	31,682	n/a
General and administrative	69,862	37,305	32,557	87%
Sub-advisory fees	1,012	8	1,004	n/a
Depreciation	7,191	6,441	750	12%

Total operating expenses	$362,485	287,088	75,397	26%

        The increase in total operating expenses of $75.4 million, or 26%, in 2003 is principally due to the increases in equity compensation and general and administrative expenses. Equity compensation in 2003 includes a charge of $27.1 million for the tender offer recorded in the first quarter of 2003 and $4.6 million primarily for the amortization of restricted stock during the year. The increase in general and administrative expenses relates to a litigation charge of $32.0 million recorded in the fourth quarter of 2003. Exclusive of the tender offer charge and the litigation charge, total operating expenses increased $16.3 million.

Underwriting and Distribution Expenses

        Underwriting and distribution expenses include costs associated with the marketing, promotion, and distribution of our products. The primary costs are commissions and other compensation paid to financial advisors, sales force management and other marketing personnel, plus overhead expenses relating to field offices, sales programs, marketing and advertising. We recover certain of our underwriting and distribution costs through Rule 12b-1 service and/or distribution fees, which are paid by the Funds.

        Underwriting and distribution expenses declined slightly by $0.8 million, or 1%, in 2003. Total direct expenses (expenses relating to sales volume such as commission, advisor incentive compensation, commission overrides paid to field management and commissions paid to third parties in our wholesale channel) decreased by $4.1 million, or 4%, corresponding to the decline in underwriting and distribution revenues from lower sales of Class A shares and variable annuity products by our Waddell & Reed Advisors sales force and a decline in insurance product sales. Offsetting the decline in direct expenses was an increase in indirect expenses (expenses that do not fluctuate directly with sales volume or sales revenues) of $3.3 million compared to the prior year primarily due to employee costs related to the build out of our wholesale channel in 2003.

        Our consolidated distribution margin declined to -4.3% in 2003 compared to -1.0% in the prior year primarily due to a decrease in sales and an increase in indirect selling costs. Our Waddell & Reed Advisors distribution margin, which excludes our wholesale efforts (institutional, defined benefit, intermediary, subadvisory and Legend) and better reflects the activity of our salesforce only, declined to -1.9% for 2003 compared to 0.2% for the prior year.

        In January 2003, we announced initiatives designed to improve advisor productivity. We raised minimum production requirements, causing advisors to become more productive or leave the business. Division managers focused more on improving advisor productivity; as a result, less emphasis was put on recruiting, resulting in a 15% drop in advisor headcount in 2003. However, beginning in the second quarter of 2004, we expect to see increases in advisor headcount as we re-emphasize recruiting. Our objective is 10% annual growth in advisor headcount over the long-term.

Compensation and Related Costs

        Compensation and related costs are expenses incurred to compensate our home office employees, office employees of Legend and of ACF. The primary expenses are base salaries and incentive compensation, but also include payroll taxes, group health and life insurance, and pension and 401(k) savings plan costs.

        Compensation and related costs in 2003 increased $10.2 million, or 18%, in 2003. This increase was primarily a result of temporary compensation costs of approximately $2.2 million paid to employees of WRIICO during the transfer of operations to the Kansas corporate offices, the hiring of personnel to support our wholesale initiatives, higher pension and insurance costs, higher incentive compensation and employee severance payments. Average headcount and base salaries were up slightly compared to 2002.

Equity Compensation

        Equity compensation includes expenses incurred as part of our granting of equity compensation awards, including non-qualified stock options and restricted stock, as part of our overall compensation program to attract and retain key personnel and encourage a greater personal financial investment in the Company.

        Equity compensation for the year ended December 31, 2003 was $31.7 million. This amount primarily consisted of a $27.1 million charge related to a stock option tender offer during the first quarter of 2003. Equity compensation expense in the current year also includes approximately $4.6 million primarily related to amortization expense of restricted stock grants. Restricted share grants are expensed on a straight-line basis over a four-year vesting period.

General and Administrative Expenses

        General and administrative expenses are operating costs other than those related to compensation and to distribution efforts, including, but not limited to, computer services and software costs, telecommunications, facilities costs of our home offices, costs of professional services, and insurance.

        General and administrative expenses increased by $32.6 million in 2003. This increase was primarily due to a third quarter charge of $32.0 million for estimated damages and legal costs in connection with the UILIC litigation, the NASD sales practice exam and ongoing disputes with former sales personnel in our Advisors channel. In addition, the Company recorded a $2.0 million charge in the prior year for the cost of the payment of the compensatory damage and attorney's fees portion of the award against us in the NASD arbitration. Excluding these charges, general and administrative expenses increased by $2.6 million, or 7%, primarily due to the inclusion of temporary WRIICO general and administrative costs in 2003, an increase in insurance costs, and the inclusion of costs associated with the launch of the new Ivy Funds family. These increases were partially offset by a decrease in legal expenses over the comparable 2002 period as a result of legal costs for the third and fourth quarter being included in the $32.0 million charge for estimated damages and costs described above.

Sub-Advisory Fees

        Sub-advisory fees for the year ended 2003 of $1.0 million represents fees paid to other asset managers for providing advisory services for certain Ivy Fund portfolios obtained in the acquisition of WRIICO and certain assets from the strategic alliance with Securian. These other asset managers, in most cases, were sub-advising the assets prior to our acquisition and specialize in investment styles not offered by the Company. Gross management fees earned from these assets are included as part of management fee revenues discussed above.

Other Items

Investment and Other Income (Loss)

        Investment and other income (loss) increased by $8.9 million in 2003. Our 2002 results included a charge of $7.1 million ($4.4 million after-tax) to reflect an other than temporary decline in the fair value of our investment portfolio. Exclusive of this charge, investment and other income (loss) increased $1.8 million in 2003. The 2003 results include gains realized on the sales of mutual fund investments. As is our normal practice, we made these investments as seed money, in conjunction with a prior mutual fund launch. Partially offsetting these gains, were a reduction in interest related to the UILIC deposit that was outstanding for a longer period in 2002 (the appeal bond was returned to the Company in June of 2003), a reduction in average invested balances and interest rates for commercial paper, and a decline in average balances for corporate and municipal bonds. Overall, average invested cash and marketable securities were $153.5 million in 2003 compared with $155.4 million in 2002.

Interest Expense

        Interest expense decreased $2.5 million, or 21%, to $9.8 million for 2003 compared to the prior year. This decrease was primarily due to an increase in interest savings of $2.4 million in the current year related to the interest rate swap agreement we entered into in March of 2002, which effectively converted our 7.5% fixed rate debt to variable debt. At December 31, 2003, the floating rate being paid was 3.6% compared to 3.9% at December 31, 2002. Total average debt outstanding in 2003 was $245.4 million compared to $243.2 million in 2002. The effect on interest expense from the increase in overall average debt outstanding was offset by a decline in borrowing rates. Our 2003 overall average interest rate, which includes other borrowing costs such as commitment fees, was 3.98% compared to 5.06% for 2002.

Income Taxes

        Our effective income tax rate for the year ended 2003 was 36.1% compared to 34.1% for the prior year. The effective tax rate in 2003 was impacted by non-deductible expenses related to the third quarter 2003 charge for legal and regulatory matters and favorable resolution of tax liabilities with tax authorities. In the prior year, the U.S. statutory rate of 35% was reduced by state tax credits and favorable resolution of tax liabilities with tax authorities.

Results of Operations—2002 Compared to 2001

Net Income

        For the year ended December 31, 2002, net income was $87.4 million, or $1.07 per diluted share compared to $107.2 million, or $1.28 per diluted share in 2001. The decline in net income was primarily due to lower revenues as average assets under management declined to $29.2 billion in 2002 compared to $33.3 billion in 2001. The earnings in 2002 also include a charge of $7.1 million ($4.4 million after-tax) to reflect an other than temporary decline in the fair value of our investment portfolio and a charge of $2.0 million ($1.3 million after-tax) related to the NASD arbitration.

Total Revenues

        The following table summarizes our total revenues:

	For the year ended		Variance
	2002	2001	Amount	Percentage
	(in thousands, except percentage data)
Investment management fees	$186,038	214,242	(28,204)	(13)%
Underwriting and distribution fees	183,133	203,535	(20,402)	(10)%
Shareholder service fees	65,690	59,381	6,309	11%

Total revenues	$434,861	477,158	(42,297)	(9)%

        Revenues decreased $42.3 million, or 9%, in 2002. Approximately 67% of the decrease in revenue was attributable to lower investment management fee revenues. The decline in underwriting and distribution fee revenues was partially offset by increased shareholder service fee revenues.

Investment Management Fee Revenues

        Investment management fee revenues decreased $28.2 million, or 13%, in 2002 due to lower average assets under management. For the year ended December 31, 2002, average assets under management were $29.2 billion compared to $33.3 billion in the prior year. Our average assets, primarily equity assets, followed the decline in the U.S. equity market in 2002 as reflected by the 17% decrease in the daily average close of the S&P 500 Index. Overall management fee rates decreased to 63.7 basis points in 2002 compared to 64.3 basis points in 2001 primarily due to a shift of our asset mix from equity products to fixed income and money market during 2002 as a result of the decline in equity markets.

Underwriting and Distribution Fee Revenues

        Underwriting and distribution fee revenues decreased $20.4 million, or 10%, to $183.1 million in 2002. Front-load product revenues declined $35.0 million, or 27%, in 2002 as a result of a 30% decline in related sales. Front-load sales were down due to poor market conditions and lower variable annuity sales due to the large volume of commissionable variable annuity exchanges that took place in 2001. Included in 2001 variable product sales were $589.5 million of commissionable variable annuity exchanges. The increase in the 2001 commissionable variable annuity exchanges resulted from our clients exchanging their UILIC policies into Nationwide policies that offered more attractive features and service. This activity is viewed as a one-time occurrence resulting from the availability of a superior product. Sales of insurance products, which consist of fixed annuities, term insurance, and Medicare supplement insurance, were up substantially for 2002, resulting in an increase in insurance revenues of $7.7 million, or 33%, reaching $31.1 million for the year. While our principal sales focus is on investment products, our financial planning process—which incorporates the sale of insurance products—continues to ensure that our financial advisors serve their clients' needs regardless of economic conditions.

        Asset-based fee revenues earned on deferred-load products (from Class B and Class C shares), declined 11%, or $1.5 million, primarily due to the 11% decline in related assets under management. This decline in assets was largely the result of stock market depreciation. Asset-based fee revenues earned on our SPA product introduced in the third quarter of 2001 contributed an increase of $10.2 million to 2002 revenues.

Shareholder Service Fee Revenues

        Shareholder service fee revenues increased $6.3 million, or 11%, in 2002. Fee revenues earned from transfer agency services and custodial services comprised 96% of total shareholder service fee revenue in 2002. Fee revenues earned from transfer agency services increased $6.7 million, or 15%. Although a portion of the increase in transfer agency service fees can be attributed to growth in the number of shareholder accounts, the primary reason for the increase in revenue was a per-account service fee rate increase that commenced in December 2001. The impact of the per-account service fee increase was approximately $3.5 million for 2002. The average number of shareholder accounts increased 6% to 2.18 million from 2.06 million last year.

Total Operating Expenses

        The following table summarizes our total operating expenses:

	For the year ended		Variance
	2002	2001	Amount	Percentage
	(in thousands, except percentage data)
Underwriting and distribution	$185,032	193,771	(8,739)	(5)%
Compensation and related costs	58,302	57,229	1,073	2%
General and administrative	37,313	29,940	7,373	25%
Amortization of Goodwill	—	6,649	(6,649)	(100)%
Depreciation	6,441	5,567	874	16%

Total operating expenses	$287,088	293,156	(6,068)	(2)%

        The overall decline in operating expenses is due to lower underwriting and distribution costs partially offset by an increase in general and administrative expenses. These items are discussed below in more detail. In addition, we discontinued amortizing goodwill effective January 1, 2002, in accordance with the adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142").

Underwriting and Distribution Expenses

        Underwriting and distribution expenses declined $8.7 million, or 5%, in 2002. In the third quarter of 2001, we recorded a charge of $8.2 million pre-tax, ($5.1 million after-tax), for the write-off of stock loans. This charge relates to promissory notes that were extended to a select group of financial advisors and sales managers to facilitate their ownership of our stock at our IPO in March of 1998 and drive future advisor productivity and retention growth. This charge resulted from financial advisors and sales managers having collectively met the productivity requirements of the stock loan program, such that the notes were expected to be forgiven. Excluding this charge, the decrease in underwriting and distribution expenses was $0.5 million, or virtually flat.

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

        Indirect expenses (expenses that do not fluctuate directly with sales volume or sales revenues) increased $4.2 million, or 6%, and comprised 40% of total underwriting and distribution expenses in 2002 compared with 36% in 2001. Indirect expenses for 2001 include the charge of $8.2 million to write-off stock loans. Other indirect expenses increased $12.4 million. Lower Rule 12b-1 expense reimbursements received from the Funds due to lower average asset levels resulted in an increase in indirect expense of $3.4 million. Some of the other more significant increases in indirect expenses for 2002 were for increases in technology related costs related to computer services, data transmission, and software maintenance and licensing of $3.1 million, field office facilities costs of $2.0 million, group health and accident insurance costs for the field of $1.4 million, increases of $1.1 million for legal costs allocated to underwriting and distribution, and a $1.4 million increase in indirect selling expenses at Legend due to a change in office structure.

        Our consolidated distribution margin declined to -1.0% in 2002 compared to 4.8% in the prior year primarily due to a decrease in sales and an increase in indirect selling costs. Our Waddell & Reed Advisors distribution margin, which excludes our wholesale efforts (institutional, defined benefit, intermediary, subadvisory and Legend) and the 2001 charge for stock loans and therefore better reflects the activity of our salesforce only, declined from 9.9% in 2001 to 0.2% in 2002 primarily due to lower sales volume.

Compensation and Related Costs

        Compensation and related costs for 2002 increased $1.1 million, or 2%, due to increases in group health and accident insurance costs and incentive bonus compensation. Average headcount and base salaries were relatively flat compared with 2001.

General and Administrative Expenses

        General and administrative expenses increased $7.4 million, or 25%, in 2002. The majority of the increase resulted from increased legal costs of $4.5 million. Also in the third quarter of 2002, we recorded a $2.0 million pre-tax charge for the cost of the payment of the compensatory damage and attorneys fees portion of the NASD arbitration award. The inclusion of pre- and post-judgment interest on this amount increased the total charge to $2.0 million. The $2.0 million compensatory damage and attorneys fees award was paid on February 25, 2003. Please refer to Item 3. "Legal Proceedings" for additional information. Facilities costs increased $1.1 million from last year—$0.5 million due to increased security costs over 2001—and the remainder attributable to increased space rent. Costs for various discretionary overhead items, such as business meeting and travel costs, temporary contracted business services, telecommunications, and postage and freight costs were reduced approximately $1.1 million from 2001.

Other Items

Investment and Other Income

        Investment and other income (loss) decreased by $8.3 million in 2002 compared to 2001. Our 2002 results included a charge of $7.1 million ($4.4 million after-tax) to reflect an other than temporary decline in the fair value of our investment portfolio. Exclusive of this charge, investment and other income (loss) decreased $1.2 million in 2002. While average balances invested in commercial paper were relatively flat compared with 2001, income earned on those investments decreased $1.1 million due to lower average interest rates. The average commercial paper rate declined from 3.9% to 1.7% in 2002. Overall, average invested cash and marketable securities were $155.4 million in 2002 compared with $142.9 million in 2001. On July 24, 2002, we deposited $62.5 million in cash with the Circuit Court of Jefferson County, Alabama, for an appeal bond related to the previously disclosed UILIC case. This deposit earned interest at 2.01% per annum throughout the rest of 2002. During 2002, we recorded $0.6 million in interest income related to this deposit. Offsetting the appeal bond interest, we earned $0.5 million less in dividends from our investments in affiliated mutual funds during 2002.

Interest expense

        Interest expense decreased $6.0 million, or 33%, in 2002 mainly due to interest savings related to an interest rate swap agreement we entered into in March of 2002. At December 31, 2002, the floating rate being paid was 3.9%. The average floating rate paid on the interest rate swap for the year ended December 31, 2002 was 4.2%. Additionally, interest expense declined due to lower average short-term debt balances and borrowing rates in 2002. Average short-term borrowing rates fell from 4.9% for 2001 to 2.1% for 2002.

Income Taxes

        Our effective income tax rate was 34.1% in 2002 compared to 37.4% in 2001. The effective tax rate in 2002 was lower than the statutory rate due to state credits earned from past construction of one of our home office buildings and favorable resolution of previous years' tax liabilities with tax authorities. The 2002 rate was also affected by discontinuing the amortization of goodwill and the State of Kansas passing new state income tax legislation favorable to the mutual fund industry. The change relates to the methodology used to source company taxable income to the State of Kansas in a fashion similar to that used in 11 other states. The law phases in the effect, such that 50% of the benefit was applicable in the year 2002 and 100% is applicable in 2003 and thereafter.

Contingent Purchase Price Payments for Acquisitions

        As part of the strategic alliance agreement with Securian, we purchased contracts for the management of nine actively managed equity funds of the Advantus Series Funds in September 2003. In addition, we purchased the contracts for the management of eleven actively managed retail funds of the Advantus Funds in December 2003. The purchase agreements for the equity funds and the retail funds contained provisions whereby the initial purchase price may be reduced based upon a calculation using certain levels of assets under management calculations made no later than 30 days after each of the first, second and third anniversaries of the closing date of each transaction.

Debt Offering

        On January 18, 2001, we completed a debt offering of $200.0 million in principal amount 7.5% senior notes (the "Notes") due in 2006, resulting in net proceeds of approximately $197.6 million (net of discounts, commissions and estimated expenses.) The Notes represent senior unsecured obligations and are rated "Baa2" by Moody's and "BBB" by Standard & Poor's. The Notes pay interest semi-annually on January 18 and July 18 at a rate of 7.5% per annum. Proceeds from the Notes were used to repay short-term debt and for general corporate purposes. On March 12, 2002, the Notes were effectively converted to variable rate debt by entering into an interest rate swap agreement whereby we have agreed with another party to exchange, at specified intervals, the difference between the fixed-rate and various floating-rate interest amounts, calculated using a notional amount of $200.0 million. The difference in the floating-rate interest paid and the 7.5% fixed-rate interest received is recorded as an adjustment to interest expense during the period that the related debt is outstanding. Total long-term debt outstanding as of December 31, 2003 and 2002 was $209.7 million and $213.1 million, respectively.

Liquidity and Capital Resources

        Our primary source of liquidity is cash provided by operations. Cash and cash equivalents were $71.5 million at December 31, 2003, an increase of $18.0 million from December 31, 2002. Cash and cash equivalents included reserves of $18.3 million and $13.9 million held for the benefit of customers in compliance with securities regulations at December 31, 2003 and 2002, respectively. Cash and cash equivalents, investment securities available-for-sale, and current receivables increased $28.6 million to $206.5 million at December 31, 2003 from $177.9 million for the same period last year.

        As of December 31, 2002, we had cash deposited with the Circuit Court of Jefferson County, Alabama as an appeal bond in connection with our litigation with UILIC in the amount of $62.5 million that was included in "Prepaid expenses and other current assets." On April 21, 2003, we announced that in a 7-1 opinion, the Alabama Supreme Court had reversed the entire $50 million jury verdict rendered against the Company by an Alabama jury in favor of UILIC in March of 2002. On June 4, 2003, our $62.5 million appeal bond deposit plus $0.9 million in accrued interest was returned to us.

        A standby letter of credit was issued in connection with a court appeal bond posted with the New York Supreme Court related to the NASD arbitration award. We are contingently liable under the standby letter of credit in the amount of $36 million. As collateral for performance of obligations of the bank under the letter of credit, we have pledged a portion of our investment securities with a combined market value of $44.5 million at December 31, 2003. These securities are recorded in "Investment securities—available for sale" on the consolidated balance sheet. The appeal bond was purchased in the form of a surety bond, the only available means to post an appeal bond in the State of New York. On January 28, 2004, the Supreme Court of the State of New York (the "NY Supreme Court") reversed and vacated the $25 million punitive damages award in favor of a former financial advisor. This award had been previously reversed and vacated by the Appellate Division of the NY Supreme Court last year, and then reinstated by the NASD Panel on September 4, 2003. In addition, on January 28, 2004, the NY Supreme Court ordered the appeal bond posted with the court in the amount of $28.7 million that was backed by the standby letter of credit and collateralized by our investment securities to be released.

        Net cash provided by operating activities was $98.1 million in 2003 compared to $101.5 million in 2002. For 2003, the decrease in operating cash flows was partially due to lower net income after adding back deferred compensation charges. Also contributing to the decrease in operating cash flows was an increase in accounts receivable and other assets. The increase in accounts receivable was due to the timing of payments by our customers and the funds, while the increase to other assets was due mainly to larger pension contributions during 2003. Offsetting these cash outflows were increases to accounts payable and other accrued expenses. These increases were primarily due to higher accrued legal and tax liabilities.

        Cash inflows from investing activities were $25.9 million for the year ended December 31, 2003. Cash inflows included the return of the $62.5 million UILIC appeal bond deposit discussed above. In addition, we had inflows of $14.7 million for the sale of investment securities and the sale of a mutual fund investment that was originally made to seed the mutual fund's launch. These inflows were partially offset by payments of $26.3 million for the purchase of the contracts for the management of the equity portfolios of Advantus Series Fund, Inc., $4.9 million for the purchase of the rights to manage the assets of eleven Advantus Funds, $3.3 million related to final working capital adjustments in connection with our acquisition of WRIICO, $13.9 million in capital expenditures primarily related to software development in connection with the launch of our client relationship management system for use by our Waddell & Reed Advisors and investment security purchases (seed money) of $5.6 million. During 2002, cash outflows were $123.3 million. These outflows primarily consisted of the deposit of $62.5 million for the appeal bond in connection with UILIC litigation and we purchased $32.2 million of investment securities to use as collateral for the standby letter of credit, both discussed above. In addition, we made capital expenditures in the amount of $13.8 million the majority of which, $8.7 million, was related to the development of innovative customer relationship management software that was available for use by our financial advisors starting in 2003. In December of 2002, we paid $24.1 million (net of cash acquired) to purchase the business of MIMI. Cash used by investing activities in 2001 totaled $10.3 million. During 2001, we received net proceeds of $28.2 million related to the sale of our two home office buildings, which were subsequently leased back for a period of fifteen years. The increase in cash provided by real estate sales was offset by additional purchase price payments for previous acquisitions of $13.3 million made to previous owners of acquired businesses for attaining certain earnings levels during 2000 as specified in purchase agreements.

These specified earnings levels were not met during 2001 or 2002 and therefore, no additional purchase price cash payments were required. In addition, we made capital expenditures of $19.1 million and purchased investment securities of $10.2 million.

        Cash flow used in financing activities during 2003 was $105.9 million. The use of cash consisted of repayments of short-term debt of $33.0 million, dividends paid in the amount of $44.9 million and approximately $42.9 million for repurchases of common stock. Stock repurchases include approximately $12.0 million for shares purchased from participants in the tender offer at their direction to pay individual income tax liabilities. These amounts were partially offset by stock option exercises in the amount of $14.9 million. Cash flow used in financing activities during 2002 was $16.5 million and consisted primarily of increased short-term borrowings from our money market program of $30.0 million offset by cash paid for dividends of $39.1 million and treasury stock repurchases of $16.2 million. Cash flow used in financing activities in 2001 was $107.9 million. On January 18, 2001, we issued $200.0 million in principal amount 7.5% senior notes due in 2006, resulting in net proceeds of approximately $197.6 million (net of discounts, commissions, and other expenses). We used these borrowings to repay amounts borrowed under the money market loan program, to repurchase common shares outstanding, and for general corporate purposes. Net cash provided by all borrowings totaled $51.0 million in 2001. In 2001, we used debt proceeds to repurchase 4.8 million common shares outstanding, the aggregate cost of which was $141.8 million. We also paid $28.6 million in cash dividends in 2001.

        We renewed our 364-day revolving credit facility, effective October 10, 2003, with various lenders for a total of $200.0 million, whereby the lenders could, at their option upon our request, expand the facility to $300.0 million. There are no balances outstanding under this line of credit at December 31, 2003 or at any time during 2003. The most restrictive provisions of our borrowing arrangements are included in our revolving credit facility, which requires a consolidated leverage ratio not to exceed 3.0 to 1.0 for four consecutive quarters and a consolidated interest coverage ratio of not less than 4.0 to 1.0 for four consecutive quarters. We were in compliance with these covenants during 2003 and 2002.

Future Capital Requirements

        We expect significant uses of cash in 2004 to include expected dividend payments, interest payments on outstanding debt, share repurchases and potential acquisitions. Management believes its available cash, marketable securities, and expected cash flow from operations will be sufficient to fund its operating and capital requirements for 2004. We may continue to repurchase shares of our common stock from time to time, as management deems appropriate. Share repurchases should be financed by our available cash and investments and/or cash from operations.

        Long-term capital requirements include capital expenditures primarily for enhancement of technology infrastructure, strategic acquisitions, payment of dividends, repayment and servicing of the Company's debt obligations and repurchases of the Company's stock.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements as of December 31, 2003.

Contractual Obligations and Commitments

        The following table summarizes our future commitments and obligations at December 31, 2003. Purchase obligations include contractual amounts that will be due for the purchase of goods or services to be used in our operations.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Money market loans	$25,000	25,000	—	—	—
Long-term debt obligations	200,000	—	200,000	—	—
Non-cancelable operating lease commitments	79,209	15,818	22,077	12,235	29,079
Purchase obligations	16,113	12,103	4,010	—	—

	$320,322	52,921	226,087	12,235	29,079

        For a discussion of obligations and commitments relating to outstanding litigation, please refer to Item 3. "Legal Proceedings" for additional information.

Critical Accounting Policies and Estimates

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

Accounting for Intangible Assets and Goodwill

        As of December 31, 2003 our total intangible assets and goodwill was $250.1 million, or 44%, of our total assets. Two significant considerations arise with respect to these assets that require management estimates and judgment: (i) the valuation in connection with the initial purchase price allocation, and (ii) the ongoing evaluation of impairment.

        In connection with all of our acquisitions, an evaluation is completed to determine reasonable purchase price allocations. The purchase price allocation process requires management estimates and judgment as to expectations for the various products, distribution channels, and business strategies. For example, certain growth rates and operating margins were assumed for different products and distribution channels. If actual growth rates or operating margins, among other assumptions, differ from the estimates and judgments used in the purchase price allocation, the amounts recorded in the financial statements for identifiable intangible assets and goodwill could be subject to charges for impairment in the future.

        We complete an ongoing review of the recoverability of goodwill and intangible assets using a fair-value based approach on an annual basis or more frequently whenever events occur or circumstances change which would more likely than not reduce the fair value of a reporting unit below its carrying amount. The approach for the review of goodwill has two steps, the first being to identify a potential impairment and a second step to measure the amount of the impairment loss, if any. Intangible assets with indefinite lives are tested for impairment annually using a one-step approach that compares the fair value to the carrying amount of the asset. Factors that are considered important in determining whether an impairment of goodwill or intangible assets might exist include significant continued underperformance compared to peers, significant changes in our business and products, material and ongoing negative industry or economic trends, or other factors specific to each asset or subsidiary being evaluated. Because of the significance of goodwill to our consolidated balance sheets, the annual impairment analysis is critical. Any changes in key assumptions about our business and our prospects, or changes in market conditions or other externalities, could result in an impairment charge and such a charge could have a material adverse effect on our financial condition and results of operations. A detailed evaluation was performed as of June 30, 2003. As a result of these analyses, it was determined that no impairment of goodwill or intangibles existed as the fair value of each business unit exceed its carrying value. See Note 5. "Goodwill and Identifiable Intangible Assets" of the Notes to the Consolidated Financial Statements for additional information.

Accounting for Income Taxes

        The provision for income taxes is based upon our estimate of taxable income for each respective accounting period. We recognize an asset or liability for the deferred tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements, including the determination of any valuation allowances that might be required for deferred tax assets. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of assets are recovered or liabilities are settled. We have not recorded a valuation allowance on deferred tax assets as of the current reporting period based on our belief that operating income will, more likely than not, be sufficient to realize the benefit of these assets over time. In the event that actual results differ from these estimates or if our historical trend of positive operating income changes, we may be required to record a valuation allowance on deferred tax assets, which could have a material adverse effect on our consolidated financial condition and results of operations.

Pensions and Other Postretirement Benefits

        Our pension and other postretirement benefits costs and liabilities are calculated using various actuarial assumptions and methodologies prescribed under Statement of Financial Accounting Standards No. 87 "Employers' Accounting for Pensions" ("SFAS 87") and Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Other Postretirement Benefits Other than Pensions" ("SFAS 106"). We use certain assumptions, including, but not limited to, the selection of: (i) the discount rate used to calculate the present value of plan liabilities, (ii) the expected return on plan assets, and (iii) the expected health care cost trend rate. The discount rate assumption is based upon the review of high quality corporate bond rates and the change in these rates during the year. The expected return on plan assets and health care cost trend rates are based upon an evaluation of our historical trends and experience, taking into account current and expected future market conditions. In the event that actual results differ from estimates, future pension costs and funding requirements may change materially.

Valuation of Investments

        We record substantially all investments in our financial statements at fair value. Where available, we use prices from independent sources such as listed market prices or broker or dealer price quotations. We evaluate our investments for other than temporary declines in value on a periodic basis. This may exist when the fair value of an investment security has been below the current value for an extended period of time. As most of our investments are carried at fair value, if an other than temporary decline in value is determined to exist, the unrealized investment loss recorded net of tax in accumulated other comprehensive income is realized as a charge to net income, in the period in which the other than temporary decline in value is determined. While we believe that we have accurately estimated the amount of the other than temporary decline in the value of our portfolio, different assumptions could result in changes to the recorded amounts in our financial statements.

Litigation Contingencies

        In accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," the Company records an accrual for losses related to litigation at such time an unfavorable outcome becomes probable and the amount can be reasonably estimated. When the reasonable estimate is a range, the recorded loss will be the best estimate within the range. If no amount in the range is a better estimate than any other amount, the minimum amount of the range will be recorded. In addition, it is the Company's policy to include legal costs that it expects to incur in connection with a loss contingency as part of the loss contingency charge. See Note 18. "Contingencies" of the Notes to the Consolidated Financial Statements, for a discussion of legal proceedings.

Recently Issued Accounting Standards

        In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106" ("SFAS 132-R"). SFAS 132-R revises employers' disclosures about pension plans and other postretirement benefits plans and requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, "Employers' Accounting for Pensions", SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". This amendment to SFAS 132 was adopted by the Company in 2003.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" as revised in December 2003, ("FIN 46-R"). This interpretation changes the method of determining whether certain entities should be included in the Company's consolidated financial statements. An entity is subject to FIN 46-R and is called a variable interest entity ("VIE") if it has: 1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or 2) equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that is expected to absorb a majority of the expected losses or receive a majority of the expected residual returns or both. The consolidation requirements of FIN 46-R apply to all VIEs created after January 31, 2003. For VIEs that existed prior to February 1, 2003, the provisions of FIN 46-R are generally effective beginning with the first interim or annual period ending after December 15, 2003. At this time, the Company does not anticipate that FIN 46-R will have an impact on our consolidated financial statements.

Seasonability and Inflation

        We do not believe our operations are subject to significant seasonal fluctuations. We do not believe that inflation has had a significant impact on operations.

Risk Factors

        We Are At Risk Of Litigation Which Could Result In Substantial Costs To Us And Adversely Impact Our Earnings.   The Company announced on October 28, 2003 that it was recording a charge of $32.0 million ($21.5 million after tax) to recognize liabilities for estimated damages and legal costs in connection with the UILIC litigation, the NASD sales practice exam, and ongoing disputes with former sales personnel as referenced in Note 18 to the Consolidated Financial Statements. Included in this charge were third quarter legal expenses related to these matters. Actual damages for these litigation matters potentially could exceed our best estimate of damages for the litigation charge. These matters and other legal matters could result in additional costs to the Company and divert resources and management's attention from operations. Such additional costs and diversions could have an adverse impact on our business and results of operations. See Item 3. "Legal Proceedings."

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

        The Terms Of Our Credit Facility Impose Restrictions On Our Operations That May Adversely Impact Our Prospects And The Operations Of Our Business. There Are No Assurances We Will Be Able To Raise Additional Capital If Needed Which Could Negatively Impact Our Liquidity, Prospects And Operations.  We have entered into a 364-day revolving credit facility with various lenders for a total of $200.0 million, whereby the lenders could, at their option upon our request, expand the facility to $300.0 million. In August 2000, we also began utilizing money market loans, which function similarly to commercial paper. At December 31, 2003, there was no balance outstanding under the line of credit and the outstanding balance related to the money market loans was $25.0 million. The terms and conditions of our revolving credit facility and the money market loans impose restrictions that affect, among other things, our ability to incur additional debt, make capital expenditures and acquisitions, merge, sell assets, pay dividends, and create or incur liens. Our ability to comply with the financial covenants set forth in the credit facility can be affected by events beyond our control and there can be no assurance that we will achieve operating results that will comply with such terms and conditions, a breach of which could result in a default under the credit facility. In the event of a default, the banks could elect to declare the outstanding principal amount of our credit facility, all interest thereon, and all other amounts payable under our credit facility to be immediately due and payable.

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

        Our Ability To Hire And Retain Key Personnel And Financial Advisors Is Significant To Our Success And Growth.   Our continued success depends to a substantial degree on our ability to attract and retain qualified personnel to conduct our fund management and investment advisory business. The market for qualified fund managers, investment analysts, and financial advisors is extremely competitive. We are dependent on Waddell & Reed Advisors and select wholesale distributors to sell our mutual funds and other investment products. Our growth prospects will be directly affected by the quality, quantity, and productivity of financial advisors we are able to successfully recruit and retain. There can be no assurances that we will be successful in our efforts to recruit and retain the required personnel.

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

        Our Revenues, Earnings And Prospects Could Be Adversely Affected If The Securities Markets Decline.   Our results of operations are affected by certain economic factors, including the level of the securities markets. These adverse economic factors may be exacerbated by war or terrorism. As a result of the significant declines in the securities markets and highly publicized financial scandals during 2002 and 2001 and the market-timing and late trading issues within the mutual fund industry during 2003, investors have exhibited concerns over the integrity of the U.S. financial markets. The existence of adverse market conditions and lack of investor confidence, together with uncertainty surrounding terrorist threats and geopolitical tensions could result in investors withdrawing from the markets or decreasing their rate of investment, either of which could adversely affect our revenues, earnings, and growth prospects. Because our revenues are, to a large extent, investment management fees based on the value of assets under management, a decline in the value of these assets adversely affects our revenues. Our growth is dependent to a significant degree upon our ability to attract and retain mutual fund assets, and in an adverse economic environment, this may prove difficult. Our growth rate has varied from year to year and there can be no assurance that the average growth rates sustained in the recent past will continue. The combination of adverse markets reducing sales and investment management fees could compound on each other and materially affect earnings. Adverse conditions in the U.S. domestic stock market are particularly material to us due to high concentration of assets under management in that market.

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

        Potential Misuse Of Funds And Information In The Possession Of Our Employees And/Or Advisors Could Result In Liability To Our Clients And Subject Us To Regulatory Sanctions.  Our financial advisors handle a significant amount of funds for our clients as well as financial and personal information. Although we have implemented a system of controls to minimize the risk of fraudulent taking or misuse of funds and information, there can be no assurance that our controls will be adequate or that a taking or misuse by our employees and/or financial advisors, can be prevented. We could have liability in the event of a taking or misuse by our employees and/or financial advisors and we could also be subject to regulatory sanctions. Although we believe that we have adequately insured against these risks, there can be no assurance that our insurance will be maintained or that it will be adequate to meet any future liability.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

        We utilize various financial instruments with certain inherent market risks, primarily related to interest rates and securities prices. The principal risks of loss arising from adverse changes in market rates and prices to which we are exposed relate to interest rates on debt and marketable securities. Generally, these instruments have not been entered into for trading purposes. Management actively monitors these risk exposures. A portion of our risk is hedged with a derivative instrument (the swap on our Notes), but fluctuations could impact our results of operations and financial position. As a matter of policy, we only execute derivative transactions to manage exposures arising in the normal course of business and not for speculative or trading purposes. The following information, together with information included in other parts of Management's Discussion and Analysis of Financial Condition and Results of Operations, which are incorporated herein by reference, describe the key aspects of certain financial instruments that have market risk to us.

Interest Rate Sensitivity

        Our interest sensitive liabilities include our long-term fixed rate senior notes and obligations for any balances outstanding under our credit facility or other short-term borrowings. Increases in market interest rates would generally cause a decrease in the fair value of the senior notes and an increase in interest expense associated with short-term borrowings and borrowings under the credit facility. Decreases in market interest rates would generally cause an increase in the fair value of the senior notes and a decrease in interest expense associated with short-term borrowings and borrowings under the credit facility. Based upon short-term borrowings outstanding at December 31, 2003, a 1% fluctuation in market rates would impact interest expense by approximately $0.2 million annually. Based upon long-term borrowings outstanding at December 31, 2003, a 1% fluctuation in market rates would impact interest expense by approximately $2.0 million annually.

        On March 12, 2002, our $200.0 million 7.5% fixed rate senior notes maturing in February 2006 (the "Notes") were effectively converted to variable rate debt by entering into an interest rate swap agreement whereby we have agreed with another party to exchange, at specified intervals, the difference between the fixed-rate and various floating-rate interest amounts, calculated using a notional amount of $200.0 million. The difference in the floating-rate interest paid and the 7.5% fixed-rate interest received is recorded as an adjustment to interest expense during the period that the related debt is outstanding. As of December 31, 2003, the floating rate being paid was 3.60%. The average floating rate paid on the interest rate swap for the year ended December 31, 2003 was 3.66%. The change in the fair value of the interest rate swap is recorded on the consolidated balance sheet by adjusting the carrying amounts of the Notes by an offsetting amount for the swap.

        Under Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities", we account for the interest rate swap as a fair value hedge of the Notes. This interest rate swap is considered effective in hedging the changes in the fair value of the Notes arising from changes in interest rates, and accordingly, there has been no impact on earnings resulting from any ineffectiveness associated with this transaction. Interest expense savings realized as a result of the hedge was approximately $7.6 million and $5.2 million for years ending December 31, 2003 and 2002, respectively. As of December 31, 2003, we have recorded a cumulative increase in "Other assets" of $10.6 million to reflect the fair value of the interest rate swap and a cumulative increase in "Long-term debt" of $10.6 million to reflect the fair value of the Notes.

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

ITEM 8. Financial Statements and Supplementary Data

        Reference is made to the Consolidated Financial Statements referred to in the Index on page 53 setting forth our consolidated financial statements, together with the report of KPMG LLP dated March 1, 2004 on page 54.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        No disagreements with accountants on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure have occurred within our two most recent fiscal years.

ITEM 9A. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures.    The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act)) as of the end of the period covered by this report, have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

PART III

ITEM 10. Directors and Executive Officers of the Registrant

        Information required by this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2004 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 11. Executive Compensation

        Information required by this Item 11 is incorporated herein by reference to our definitive proxy statement for our 2004 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information required by this Item 12 is incorporated herein by reference to our definitive proxy statement for our 2004 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act. See "Equity Compensation Plan Information" under Item 5. "Market for Registrant's Common Equity and Related Stockholder Matters" in Part II of this report.

ITEM 13. Certain Relationships and Related Transactions

        Information required by this Item 13 is incorporated herein by reference to our definitive proxy statement for our 2004 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 14. Principal Accounting Fees and Services

        Information required by this Item 14 is incorporated herein by reference to our definitive proxy statement for our 2004 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)	Financial Statements.
Reference is made to the Index to Consolidated Financial Statements on page 53 for a list of all financial statements filed as part of this Report.
(a)(2)	Financial Statement Schedules.
None.
(b)	Reports on Form 8-k
Current Report on Form 8-K dated October 20, 2003 furnished pursuant to Item 12 of Form 8-K, announcing our results of operations for the quarter ended September 30, 2003.
(c)	Exhibits.
Reference is made to the Index to Exhibits on page 89 for a list of all exhibits filed as part of this Report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Overland Park, State of Kansas, on March 12, 2004.

WADDELL & REED FINANCIAL, INC.
By:	/s/ KEITH A. TUCKER Keith A. Tucker Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ KEITH A. TUCKER Keith A. Tucker	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2004
/s/ HENRY J. HERRMANN Henry J. Herrmann	President, Chief Investment Officer and Director	March 12, 2004
/s/ JOHN E. SUNDEEN, JR. John E. Sundeen, Jr.	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 12, 2004
/s/ MARK A. SCHIEBER Mark A. Schieber	Vice President and Controller (Principal Accounting Officer)	March 12, 2004
/s/ ALAN W. KOSLOFF* Alan W. Kosloff	Director	March 12, 2004
/s/ DENNIS E. LOGUE* Dennis E. Logue	Director	March 12, 2004
/s/ JAMES M. RAINES* James M. Raines	Director	March 12, 2004

/s/ RONALD C. REIMER* Ronald C. Reimer	Director	March 12, 2004
/s/ WILLIAM L. ROGERS* William L. Rogers	Director	March 12, 2004
/s/ JERRY W. WALTON* Jerry W. Walton	Director	March 12, 2004
/s/ DANIEL C. SCHULTE Daniel C. Schulte	Attorney-in-fact	March 12, 2004

*By: Attorney-in-fact

WADDELL & REED FINANCIAL, INC.

Index to Consolidated Financial Statements

Independent Auditors' Report

The Board of Directors
Waddell & Reed Financial, Inc.:

        We have audited the accompanying consolidated balance sheets of Waddell & Reed Financial, Inc. and subsidiaries, as of December 31, 2003 and 2002 and the related consolidated statements of income, stockholders' equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Waddell & Reed Financial, Inc. and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2. of the Notes to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002.

/s/ KPMG LLP

Kansas City, Missouri
March 1, 2004

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

	2003	2002
	(in thousands)
Assets:
Cash and cash equivalents	$71,466	53,418
Investment securities	81,417	84,118
Receivables:
Funds and separate accounts	22,545	12,444
Customers and other	31,036	27,928
Deferred income taxes	36	3,515
Prepaid expenses and other current assets	6,420	69,277

Total current assets	212,920	250,700

Property and equipment, net	55,492	49,323
Deferred sales commissions, net	15,334	16,464
Goodwill (net of accumulated amortization of $38,644)	195,309	193,749
Intangible assets	54,753	22,946
Prepaid pension costs	11,591	—
Other assets	20,405	27,310

Total assets	$565,804	560,492

Liabilities:
Accounts payable	$54,335	49,196
Accrued sales force compensation	12,317	11,785
Accrued other compensation	10,048	19,494
Short-term notes payable	25,000	58,000
Income taxes payable	12,931	6,002
Other current liabilities	44,228	37,057

Total current liabilities	158,859	181,534

Long-term debt	209,711	213,057
Accrued pension and post-retirement costs	6,848	10,258
Deferred income taxes	8,656	5,234
Other	6,325	1,104

Total liabilities	390,399	411,187

Stockholders' equity:
Common stock—$0.01 par value: 250,000 shares authorized; 99,701 shares issued; 82,048 shares outstanding (80,637 in 2002)	997	997
Additional paid-in capital	235,344	243,277
Retained earnings	330,561	322,857
Deferred compensation	(15,370)	(7,045)
Cost of 17,653 shares in treasury (19,064 in 2002)	(379,612)	(407,384)
Accumulated other comprehensive income (loss)	3,485	(3,397)

Total stockholders' equity	175,405	149,305

Total liabilities and stockholders' equity	$565,804	560,492

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
	(in thousands, except per share data)
Revenues:
Investment management fees	$203,918	186,038	214,242
Underwriting and distribution fees	176,586	183,133	203,535
Shareholder service fees	70,678	65,690	59,381

Total	451,182	434,861	477,158
Operating expenses:
Underwriting and distribution	184,223	185,032	193,771
Compensation and related costs	68,515	58,302	57,229
Equity compensation	31,682	—	—
General and administrative	69,862	37,305	29,940
Sub-advisory fees	1,012	8	—
Depreciation	7,191	6,441	5,567
Amortization of goodwill	—	—	6,649

Total	362,485	287,088	293,156

Operating income	88,697	147,773	184,002
Investment and other income (loss)	5,996	(2,877)	5,404
Interest expense	(9,759)	(12,298)	(18,286)

Income before provision for income taxes	84,934	132,598	171,120
Provision for income taxes	30,669	45,173	63,953

Net income	$54,265	87,425	107,167

Net income per share:
Basic	$0.67	1.09	1.33

Diluted	$0.66	1.07	1.28

Weighted average shares outstanding—basic	81,275	80,382	80,592
—diluted	82,590	81,874	83,423
Dividends declared per common share	$0.57	0.53	0.35

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended December 31, 2003, 2002 and 2001

(in thousands)

	Common Stock						Accumulated other comprehensive gain (loss)
			Additional Paid-in Capital	Retained Earnings	Deferred compensation	Treasury stock		Total Stockholders' equity
	Shares	Amount
Balance at December 31, 2000	99,701	$997	$251,990	$206,589	$(10,950)	$(305,008)	$(2,008)	$141,610
Net income	—	—	—	107,167	—	—	—	107,167
Recognition of equity compensation	—	—	424	—	9,688	—	—	10,112
Dividends accrued	—	—	—	(28,550)	—	—	—	(28,550)
Exercise of stock options	—	—	(14,690)	—	—	26,145	—	11,455
Tax benefit from equity awards	—	—	14,537	—	—	—	—	14,537
Treasury stock repurchases	—	—	—	—	—	(141,818)	—	(141,818)
Unrealized loss on investment securities	—	—	—	—	—	—	(680)	(680)
Reclassification for amounts included in net income	—	—	—	—	—	—	(35)	(35)

Balance at December 31, 2001	99,701	997	252,261	285,206	(1,262)	(420,681)	(2,723)	113,798
Net income	—	—	—	87,425	—	—	—	87,425
Recognition of equity compensation	—	—	758	—	425	—	—	1,183
Issuance of restricted stock	—	—	(536)	—	(6,208)	6,744	—	—
Dividends accrued	—	—	—	(49,774)	—	—	—	(49,774)
Exercise of stock options	—	—	(13,960)	—	—	22,800	—	8,840
Tax benefit from equity awards	—	—	4,754	—	—	—	—	4,754
Treasury stock repurchases	—	—	—	—	—	(16,247)	—	(16,247)
Unrealized loss on investment securities	—	—	—	—	—	—	(1,664)	(1,664)
Reclassification for amounts included in net income	—	—	—	—	—	—	4,428	4,428
Minimum pension liability adjustment	—	—	—	—	—	—	(3,438)	(3,438)

Balance at December 31, 2002	99,701	997	243,277	322,857	(7,045)	(407,384)	(3,397)	149,305
Net income	—	—	—	54,265	—	—	—	54,265
Recognition of equity compensation	—	—	(5,547)	—	4,295	33,156	—	31,904
Issuance of restricted shares and other	—	—	(4,175)	—	(12,620)	16,795	—	—
Dividends accrued	—	—	—	(46,561)	—	—	—	(46,561)
Exercise of stock options	—	—	(5,774)	—	—	20,720	—	14,946
Tax benefit from equity awards	—	—	7,563	—	—	—	—	7,563
Other stock transactions	—	—	—	—	—	(11,961)	—	(11,961)
Treasury stock repurchases	—	—	—	—	—	(30,938)	—	(30,938)
Unrealized gain on investment securities	—	—	—	—	—	—	849	849
Reclassification for amounts included in net income	—	—	—	—	—	—	2,595	2,595
Minimum pension liability adjustment	—	—	—	—	—	—	3,438	3,438

Balance at December 31, 2003	99,701	$997	$235,344	$330,561	$(15,370)	$(379,612)	$3,485	$175,405

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
	(in thousands)
Net income	$54,265	87,425	107,167
Other comprehensive income:
Minimum pension liability, net of income taxes of $2,107, $(2,107), and $0	3,438	(3,438)	—
Net unrealized appreciation (depreciation) of investments during the period, net of income taxes of $538, $1,698, and $(425)	849	2,764	(696)
Reclassification adjustment for amounts included in net income, net of income taxes of $1,590, $0, and $(12)	2,595	—	(19)

Comprehensive income	$61,147	86,751	106,452

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
	(in thousands)
Cash flows from operating activities:
Net income	$54,265	87,425	107,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,744	7,683	12,798
(Gain) loss on investments	(4,185)	52	(31)
Write-down of investment securities	—	7,141	—
Recognition of deferred compensation	31,581	1,183	10,112
Loss on sale and retirement of property and equipment	510	129	263
Capital gains and dividends reinvested	(269)	(222)	(252)
Deferred income taxes	3,405	3,152	(901)
Changes in assets and liabilities net of acquisition:
Receivables from funds and separate accounts	(10,101)	1,197	634
Other receivables	(3,108)	(10,671)	4,957
Other assets	(12,694)	(1,654)	(6,711)
Accounts payable	5,139	13,197	(6,872)
Other liabilities	24,801	(7,070)	20,627

Net cash provided by operating activities	98,088	101,542	141,791

Cash flows from investing activities:
Purchases of investment securities	(5,591)	(32,209)	(10,204)
Proceeds from sales of investment securities	14,676	167	952
Proceeds from maturities of investment securities	2,482	9,043	3,069
Additions to property and equipment	(13,870)	(13,761)	(19,072)
Appeal bond deposit	62,500	(62,500)	—
Proceeds from sale-leaseback of real estate	—	—	28,233
Cash paid for acquisitions	(34,337)	—	—
Acquisition of companies, (net of cash acquired)	—	(24,057)	—
Additional acquisition purchase price payments	—	—	(13,269)

Net cash provided by (used in) investing activities	25,860	(123,317)	(10,291)

Cash flows from financing activities:
Proceeds from long-term borrowings	—	—	198,013
Net short-term borrowings (repayments)	(33,000)	30,000	(147,000)
Cash dividends	(44,947)	(39,082)	(28,550)
Purchase of treasury stock	(30,938)	(16,247)	(141,818)
Exercise of stock options	14,946	10,199	15,751
Other stock transactions	(11,961)	(1,359)	(4,296)

Net cash used in financing activities	(105,900)	(16,489)	(107,900)

Net increase (decrease) in cash and cash equivalents	18,048	(38,264)	23,600
Cash and cash equivalents at beginning of year	53,418	91,682	68,082

Cash and cash equivalents at end of year	$71,466	53,418	91,682

Cash paid for:
Income taxes, (net)	$9,411	44,938	35,618
Interest	8,188	17,364	10,488

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

1. Description Of Business

        Waddell & Reed Financial, Inc. and subsidiaries (hereinafter referred to as the "Company," "we," "our" and "us") derive revenues primarily from investment management, investment product underwriting and distribution, and shareholder services administration provided to the Waddell & Reed Advisors Group of Mutual Funds (the "Advisors Funds"), W&R Target Funds, Inc. (the "Target Funds"), the Ivy Funds, Inc. and the Ivy Fund portfolios (collectively the "Ivy Funds"), and Waddell & Reed InvestEd Portfolios, Inc. ("InvestEd") (collectively, the "Funds"), and institutional and separately managed accounts. The Funds and the institutional and separately managed accounts operate under various rules and regulations set forth by the Securities and Exchange Commission (the "SEC"). Services to the Funds are provided under contracts that set forth the fees to be charged for these services. The majority of these contracts are subject to annual review and approval by each Fund's board of directors/trustees and shareholders. Our revenues are largely dependent on the total value and composition of assets under management, which include mainly domestic equity securities, but also include debt securities and international equities. Accordingly, fluctuations in financial markets and composition of assets under management impact revenues and results of operations.

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

Use of Estimates

        Accounting principles generally accepted in the United States of America require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses in the consolidated financial statements and accompanying notes and related disclosures of commitments and contingencies. Estimates are used for, but are not limited to, depreciation and amortization, taxes, valuation of assets, pension and postretirement obligations, and contingencies. Actual results could differ from those estimates.

Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand and short-term investments. We consider all highly liquid investments with original or remaining maturities of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents at December 31, 2003 and 2002 include amounts of $18.3 million and $13.9 million, respectively, for the benefit of customers in compliance with securities industry regulations. Substantially all cash balances are in excess of federal deposit insurance limits.

        As of December 31, 2002, we had cash deposited with the Circuit Court of Jefferson County, Alabama as an appeal bond in connection with our litigation with UILIC in the amount of $62.5 million that was included in "Prepaid expenses and other current assets". In April of 2003, we announced that in a 7-1 opinion, the Alabama Supreme Court had reversed the entire $50 million jury verdict rendered against us by an Alabama jury in favor of UILIC in March of 2002. In June of 2003, our $62.5 million appeal bond deposit plus $0.9 million in accrued interest was returned to us.

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

Software Developed for Internal Use

        Certain internal costs incurred in connection with developing or obtaining software for internal use are capitalized in accordance with the American Institute of Certified Public Accountants' Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The costs of designing and implementing software are expensed as incurred. Internal costs capitalized are included in "Property and equipment, net" on the Consolidated Balance Sheets, and were $8.3 million, $5.0 million, and $2.8 million as of December 31, 2003, 2002, and 2001, respectively. Amortization begins when the software project is complete and ready for its intended use and continues over the estimated useful life, generally five to ten years.

Goodwill and Intangible Assets

        Goodwill and intangible assets primarily represent the excess of purchase price over the fair value of net underlying tangible assets acquired using purchase accounting. In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires the purchase method of accounting for all acquisitions. It also specifies the types of acquired intangible assets that require recognition and reporting separately from that of goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions in the statement. We have adopted the provisions of SFAS 141 and SFAS 142 for acquisitions occurring on or after July 1, 2001. With respect to transactions occurring prior to July 1, 2001, we adopted SFAS 141 and SFAS 142 January 1, 2002. On the date we adopted SFAS 142, we performed an evaluation of our goodwill that was acquired in prior business combinations to identify intangible assets that require recognition and reporting apart from goodwill and concluded that we have no separately identifiable intangible assets requiring recognition apart from that of goodwill. There was no impairment upon the initial adoption of SFAS 142.

        In accordance with the guidelines set forth under SFAS 142, goodwill and indefinite-life intangible assets are tested annually or more frequently, if circumstances exist that an asset may be impaired. An evaluation was performed as of June 30, 2003 (annual test), incorporating discounted cash flow techniques to measure both the fair value and the carrying value of each of the Company's reporting units. As a result of these analyses, it was determined that no impairment of goodwill or intangibles existed because the fair value of each business unit exceeded its carrying value.

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

        The following table reflects our results as though we had adopted SFAS 142 on January 1, 2001:

	2003	2002	2001
	(in thousands except per share data)
Net income as reported	$54,265	87,425	107,167
Add back goodwill amortization	—	—	6,649

Adjusted net income	$54,265	87,425	113,816

Basic earnings per share as reported	$0.67	1.09	1.33
Adjusted basic earnings per share	$0.67	1.09	1.41
Diluted earnings per share as reported	$0.66	1.07	1.28
Adjusted diluted earnings per share	$0.66	1.07	1.36

Deferred Sales Commissions

        We defer certain costs, principally sales commissions and related compensation, which are paid to financial advisors and broker/dealers in connection with the sale of certain shares of mutual funds sold without a front-end load sales charge. These costs are recorded as an asset on the Consolidated Balance Sheets. The costs incurred at the time of the sale of Class B shares are deferred and then amortized on a straight-line basis over the life of the shareholders' investments not to exceed five years. The costs incurred at the time of the sale of Class C shares are deferred and amortized on a straight-line basis not to exceed twelve months. We recover such costs through Rule 12b-1 distribution fees, which are paid by the Class B and Class C shares of the Advisors Funds, Ivy Funds, and InvestEd Funds, along with contingent deferred sales charges paid by shareholders who redeem their shares prior to completion of the required holding periods.

        A portion of the deferred selling commissions related to the Class B shares of the Ivy Funds was sold by MIMI to an unrelated third party before we acquired MIMI. We do not receive Rule 12b-1 distribution fees or contingent deferred sales charges upon redemption of those assets.

Revenue Recognition

        We recognize investment management fees as earned over the period in which services are rendered. We charge the Funds daily based upon average daily net assets under management in accordance with management advisory contracts between the Funds and the Company. In general, the majority of investment management fees earned from institutional and separate accounts are charged quarterly based upon an average of net assets under management at the end of the months within the quarter in accordance with management advisory contracts. Shareholder service fees are recognized monthly and are calculated based on the number of accounts. Other administrative service fee revenues are recognized as contractual obligations are fulfilled or as services are provided. Underwriting and distribution commission revenues resulting from the sale of investment products are recognized on the trade date.

        We also recognize certain distribution revenues monthly on certain types of investment products, generally calculated based upon average daily net assets under management.

Advertising and Promotion

        We expense all advertising and promotion costs as incurred. We have agreements with the Funds pursuant to Rule 12b-1 under the Investment Company Act of 1940 pursuant to which distribution fees are collected from the Funds for distribution of mutual fund shares for costs such as advertising and commissions paid to broker-dealers. Under these agreements, which are approved or renewed on an annual basis by each Fund's board of directors/trustees, including a majority of the disinterested members of each Fund's board, we must engage in activities that are intended to result in the sale of mutual fund shares. Any fees collected and not spent for these purposes must be returned to the Funds. Advertising expense, net of direct Rule 12b-1 reimbursements, was $2.1 million, $2.1 million, and $2.8 million for the years ended December 31, 2003, 2002, and 2001, respectively.

Stock-Based Compensation

        The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for employee stock-based compensation plans other than for restricted stock and instances where vesting of option awards have been accelerated. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation—Transition and Disclosure," an amendment of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), therefore, no compensation expense was recognized for the Company's employee stock options. Had compensation expense for the Company's employee stock options been determined based on the fair value at the grant date, consistent with the methodology prescribed under SFAS 148, the Company's net income and earnings per share would have approximated the pro forma amounts indicated below.

	2003	2002	2001
	(in thousands, except per share data)
Net income
As reported	$54,265	87,425	107,167
Add: Stock-based employee compensation included in reported net income, net of related tax effect	17,204	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(26,347)	(17,275)	(11,138)

Pro forma net income	$45,122	70,150	96,029

Basic earnings per share
As reported	$0.67	1.09	1.33
Pro forma	$0.56	0.87	1.19
Diluted earnings per share
As reported	$0.66	1.07	1.28
Pro forma	$0.55	0.86	1.15

        The weighted-average fair value of each stock option included in the preceding pro forma amounts was estimated using a Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options.

        Pro forma results for the year ended December 31, 2003 include an after-tax charge of $17.2 million related to the first quarter 2003 stock option tender offer. Because of significantly higher Black-Scholes valuations for tendered options at their date of grant compared to their valuation at the time of the first quarter 2003 tender offer, the actual charge to earnings for the exchange of options for restricted shares was less than the remaining unamortized SFAS 123 expense for these options. Therefore, pro forma net income for the year ended December 31, 2003 included a $4.6 million, net of tax, write-off of unamortized SFAS 123 expense related to options cancelled in the stock option tender offer.

        In recognition of emerging changes in the area of accounting for stock compensation, the Company's board of directors began approving grants of restricted shares of the Company's common stock in lieu of stock options at the end of 2002. A total of 957,934 shares of unvested restricted stock were outstanding as of December 31, 2003. Restricted stock grants are valued on the date of grant and are expensed on a straight-line basis over a four-year vesting period. For the year ended December 31, 2003, we recorded equity compensation expense of approximately $31.7 million. In addition to normal amortization of the unvested restricted stock, equity compensation for the year ended 2003 included a charge of $27.1 million related to a tender offer for the exchange of restricted stock for certain stock options in the first quarter of 2003.

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

Derivatives and Hedging Activities

        We adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value, with changes in the fair value of the derivative instruments to be recorded in current earnings or deferred in equity. As a matter of policy, we only execute derivative transactions to manage exposure arising in the normal course of business and not for speculative or trading purposes. It is management's opinion that, due to our limited use of significant hedging or other activities involving derivative instruments, changes in the fair value of derivatives will not have a material impact on our results of operations or our financial position. As of December 31, 2003, we had one derivative instrument, an interest rate swap, which is accounted for as a fair value hedge. This interest rate swap is considered effective in hedging the changes in the fair value of our senior notes arising from changes in interest rates, and accordingly, there has been no impact on earnings resulting from any ineffectiveness associated with this transaction. Please refer to Note 8. "Indebtedness" of the Notes to the Consolidated Financial Statements for additional information.

Litigation Contingencies

        In accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," we record an accrual for losses related to litigation at such time an unfavorable outcome becomes probable and the amount can be reasonably estimated. When the reasonable estimate is a range, the recorded loss will be the best estimate within the range. If no amount in the range is a better estimate than any other amount, the minimum amount of the range will be recorded. In addition, it is our policy to include legal costs that we expect to incur in connection with a loss contingency as part of the loss contingency charge. See Note 18. "Contingencies" of the Notes to the Consolidated Financial Statements for additional discussion of our loss contingencies.

3. Investment Securities (Available-for-sale and Trading)

        Investments at December 31, 2003 and 2002 are as follows:

2003	Amortized cost	Unrealized gains	Unrealized (losses)	Fair value
	(in thousands)
United States government-backed mortgage securities	$480	72	—	552
Municipal bonds	18,256	236	(864)	17,628
Corporate bonds	23,555	336	(398)	23,493
Affiliated mutual funds	33,182	6,261	(11)	39,432
Trading securities	312	—	—	312

	$75,785	6,905	(1,273)	81,417

2002	Amortized cost	Unrealized gains	Unrealized (losses)	Fair value
	(in thousands)
United States government-backed mortgage securities	$883	82	—	965
Municipal bonds	20,393	352	(898)	19,847
Corporate bonds	24,657	559	(454)	24,762
Affiliated mutual funds	37,913	1,340	(921)	38,332
Trading securities	212	—	—	212

	$84,058	2,333	(2,273)	84,118

        A summary of debt securities and mutual funds with market values below carrying values at December 31, 2003 is as follows:

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized (losses)	Fair value	Unrealized (losses)	Fair value	Unrealized (losses)
	(in thousands)
Municipal bonds	$2,212	(13)	9,390	(851)	11,602	(864)
Corporate bonds	—	—	1,953	(398)	1,953	(398)
Mutual funds	125	(11)	—	—	125	(11)

Total temporarily impaired securities	$2,337	(24)	11,343	(1,249)	13,680	(1,273)

        We assess the carrying value of investments in debt and equity securities each quarter to determine whether an other than temporary decline in market value exists. We consider factors affecting the issuer, factors affecting the industry the issuer operates in, general market trends, and our ability and intent to hold an investment until it has recovered. Consideration is given to the length of time an investment's market value has been below carrying value and prospects for recovery to carrying value. As presented in the table above, we had six municipal securities and one asset-backed security with market values below their carrying values at December 31, 2003. All seven bonds have maturities that exceed ten years. Based upon our assessment of theses bonds and our history of holding bonds until maturity, we determined that a write-down was not appropriate at this time.

        Municipal and corporate bonds held as of December 31, 2003 mature as follows:

	Amortized cost	Fair value
	(in thousands)
Within one year	$17,433	17,630
After one year but within five years	9,560	9,935
After ten years	14,818	13,556

	$41,811	41,121

        Investment securities with fair value of $14.7 million, $167 thousand and $952 thousand were sold during 2003, 2002 and 2001, respectively, resulting in a net realized gain for 2003 of $4.2 million, a realized loss for 2002 of $52 thousand and net realized gains for 2001 of $31 thousand.

        During the third quarter of 2002, we recorded a charge to earnings of $7.1 million, pre-tax, to reflect the other than temporary decline in value of certain holdings in affiliated mutual funds.

4. Acquisitions

Securian Strategic Alliance Agreement

        On April 23, 2003, the Company entered into a Strategic Alliance Agreement with Securian Financial Group, Inc. ("Securian"), through which we agreed to become investment adviser of substantially all equity assets currently managed by Advantus Capital Management, Inc. ("Advantus"). Advantus is a subsidiary of Securian and is an affiliate of Minnesota Life Insurance Company. The strategic alliance also provided for Waddell & Reed to receive "Premier Strategic Partner" status in the Securian distribution system, including the Securian Financial Network (approximately 1,800 general agency registered representatives); Securian Financial Services (broker/dealer); and Securian Retirement Services (401(k)). This status provides the Ivy Funds and the W&R Target equity funds the greatest focus among fund families that Securian and Advantus have identified as strategic partners.

        In September of 2003, we paid $26.8 million (inclusive of acquisition costs) to purchase contracts for the management of nine actively managed equity funds of the Advantus Series Funds, a mutual fund family utilized within variable insurance products. At the time of the purchase, the total amount of assets managed was $1,494 million of which $935 million was already being subadvised by us. Upon obtaining the requisite shareholder approvals, these funds were subsequently merged into the W&R Target Funds family, whose funds also are utilized for variable insurance products. As a result of this purchase, we recorded $26.8 million of indefinite life intangibles assets.

        In December of 2003, we paid $5.0 million (inclusive of acquisition costs) to purchase contracts for the management of eleven actively managed retail funds of the Advantus Funds. At the time of the purchase, the total amount of assets managed was $631 million, of which $150 million was already being sub-advised by us. The assets acquired were subsequently merged into our Ivy Funds. As a result of this purchase, we recorded $5.0 million of indefinite life intangible assets.

        Considering that the assets purchased are contracts related to the management of mutual funds which will continue to be offered under the W&R Target Funds family and the Ivy Funds family and thus are not expected to be terminated in the foreseeable future, such intangible assets were determined to be non-amortizable under SFAS 142.

WRIICO

        On December 16, 2002, we acquired the business of Mackenzie Investment Management Inc. ("MIMI"), a Florida-based U.S. investment management subsidiary of Toronto-based Mackenzie Financial Corporation ("MFC") and adviser of the Ivy Fund portfolios which they sold in the United States. We continue to operate MIMI's business through our subsidiary, Waddell & Reed Ivy Investment Company ("WRIICO"). The results of operations of WRIICO are included in the accompanying financial statements since the date of acquisition. The total cost of the acquisition, including expenses, was $62.9 million, which exceeded the fair value of the net assets of MIMI by $44.5 million. We recorded goodwill of $21.6 million and indefinite life intangible assets of $22.9 million in connection with this transaction. Because the identifiable intangible assets recognized in connection with the purchase of the business of MIMI are contracts related to the management of mutual funds that will be continually offered and are not expected to be terminated in the foreseeable future, such intangible assets were determined to be non-amortizable under SFAS 142.

        The table below summarizes the allocation of the purchase price (in millions):

Net tangible assets acquired	$18.4
Identified intangible assets (not subject to amortization)	22.9
Goodwill	21.6

Total purchase price	$62.9

        The purchase price at December 31, 2003, increased $1.5 million from the December 31, 2002 amount. The increase was attributable all to goodwill, which was primarily due to an increase in the liability related to the office space lease.

        Our purchase of WRIICO included commitments for obligations under an office lease for office space in Boca Raton, Florida. The lease term expires in 2013. We utilized a portion of this office space through June 30, 2003 prior to operations transitioning to our home office in Kansas. We plan to sub-lease this space for the remainder of the lease term. Based upon additional information collected, the lease liability increased by $2.1 million in 2003 over our original assessment as reported in our 2002 Form 10-K. As of December 31, 2003, the Company has recorded a net present value of approximately $7.6 million as a lease liability in connection with the closure of this facility. The estimate of this liability is based upon our ability to sub-lease this space. Our assumptions assume that we will sub-lease 100% of the space by January 2005.

        We were also obligated to pay to the employees of MIMI certain severance related payments under various change in control agreements and employee retention plans, which we assumed as part of the purchase of MIMI's business. Expected payments to employees upon their termination or constructive discharge totaled $9.2 million, which were recorded as a liability on the opening balance sheet of the acquired business. During 2003, we paid approximately $9.1 million for the severance payments. As of December 31, 2003 the Company has $0.1 million liability for remaining severance costs.

        We have not presented pro forma combined results of operations for this acquisition because the results of operations as if this acquisition were made at the beginning of the earliest period presented would not have been materially different from the amounts reported in the accompanying consolidated statements of income.

5. Goodwill and Identifiable Intangible Assets

        Goodwill represents the excess of purchase price over the tangible assets and identifiable intangible assets of an acquired business. Gross goodwill was $234.0 million and $232.4 million at December 31, 2003 and 2002, respectively. Accumulated amortization on goodwill was $38.6 million at December 31, 2003 and 2002. Our goodwill is not deductible for tax purposes.

        Changes in the carrying amount of goodwill (in thousands) for the periods presented were as follows:

December 31, 2001 balance, net of accumulated amortization	$173,684
Addition to goodwill for the acquisition of WRIICO	11,346
Addition to goodwill—deferred income taxes (1)	8,719

December 31, 2002 balance, net of accumulated amortization	193,749
Adjustment to goodwill for acquisition purchase price of WRIICO	1,560

December 31, 2003 balance, net of accumulated amortization	$195,309

(1)
Amount represents goodwill associated with deferred income taxes recorded for WRIICO's identifiable intangible assets based on the difference between the book and tax bases.

        Fair value of identifiable intangible assets (all considered indefinite lived) at December 31 are summarized as follows:

	2003	2002
	(in thousands)
Unamortized intangible assets:
Mutual fund management advisory contracts	$38,453	6,646
Mutual fund subadvisory management contracts	16,300	16,300

Total	$54,753	22,946

        The increase in identifiable intangible assets of $31.8 million for the year ended December 31, 2003, represents costs associated with the purchase of the contracts for the equity portfolios of Advantus Series Fund, Inc. and the purchase of the contracts for the rights to manage the assets of the Advantus Funds, discussed previously in Note 4.

6. Sale-Leaseback of Real Estate

        On March 7, 2001, we entered into a sale-leaseback arrangement, in which we sold our two home office buildings and the associated land to an unrelated third party and leased them back for a period of fifteen years. The leaseback has been accounted for as an operating lease. The net proceeds from this sale were $28.2 million and resulted in an unrealized gain of approximately $1.3 million, which was deferred and is being amortized over the term of the operating lease. For the years ended December 31, 2003, 2002 and 2001 we recognized $82 thousand, $96 thousand and $61 thousand, respectively, of this deferred gain as a reduction of rent expense.

7. Property and Equipment

        A summary of property and equipment at December 31, 2003 and 2002 is as follows:

	2003	2002	Estimated useful lives
	(in thousands)
Furniture and fixtures	$25,103	25,953	3 - 15 years
Equipment and machinery	20,341	19,655	3 - 20 years
Data processing equipment and computer software	36,487	25,730	3 - 10 years

Property and equipment, at cost	81,931	71,338
Deduct accumulated depreciation	(26,439)	(22,015)

Property and equipment, net	$55,492	49,323

        Depreciation of property and equipment aggregated $7.2 million, $6.4 million and $5.6 million during the years ended December 31, 2003, 2002 and 2001, respectively.

8. Indebtedness

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

        On March 12, 2002, the Notes were effectively converted to variable rate debt by entering into an interest rate swap agreement whereby we have agreed with another party to exchange, at specified intervals, the difference between the fixed-rate and various floating-rate interest amounts, calculated using a notional amount of $200.0 million. The difference in the floating-rate interest paid and the 7.5% fixed-rate interest received is recorded as an adjustment to interest expense during the period that the related debt is outstanding. As of December 31, 2003, the floating rate being paid was 3.60%. The average floating rate paid on the interest rate swap for the year ended December 31, 2003 was 3.66%. The change in the fair value of the interest rate swap is recorded on the consolidated balance sheet by adjusting the carrying amounts of the Notes by an offsetting amount for the swap.

        Under Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities", we account for the interest rate swap as a fair value hedge of the Notes. This interest rate swap is considered 100% effective in hedging the changes in the fair value of the Notes arising from changes in interest rates, and accordingly, there has been no impact on earnings resulting from any ineffectiveness associated with this transaction. Interest expense savings realized as a result of the hedge was approximately $7.6 million and $5.2 million for the years ending December 31, 2003 and 2002, respectively. As of December 31, 2003, we have recorded a cumulative increase in "Other assets" of $10.6 million to reflect the fair value of the interest rate swap and a cumulative increase in "Long-term debt" of $10.6 million to reflect the fair value of the Notes. As of December 31, 2002, we recorded a cumulative increase in "Other assets" of $14.4 million to reflect the fair value of the interest rate swap and a cumulative increase in "Long-term debt" of $14.4 million to reflect the fair value of the Notes.

        We renewed our 364-day revolving credit facility, effective October 10, 2003, with various lenders for a total of $200.0 million, whereby the lenders could, at their option upon our request, expand the facility to $300.0 million. The credit facility is a 364-day revolving facility with an interest rate of LIBOR plus 0.625% plus an additional 0.125% fee when utilization of the facility exceeds 25% and 0.25% fee when utilization exceeds 50%. The facility provides an additional source of capital to finance general corporate needs. As of December 31, 2003 and 2002, there were no borrowings outstanding under the facility.

        The most restrictive provisions of our borrowing arrangements are included in our revolving credit facility, which requires a consolidated leverage ratio not to exceed 3.0 to 1.0 for four consecutive quarters and a consolidated interest coverage ratio of not less than 4.0 to 1.0 for four consecutive quarters. We were in compliance with these covenants during 2003 and 2002.

        Long-term debt at December 31 consisted of the following:

	2003	2002
	(in thousands)
Money market loans	$25,000	58,000
Principal amount unsecured 7.5% senior notes due in 2006	200,000	200,000
Discount on unsecured 7.5% senior notes due in 2006	(908)	(1,300)
Fair value of hedge on unsecured 7.5% senior notes due in 2006	10,619	14,357

Subtotal unsecured 7.5% senior notes due in 2006	209,711	213,057
Total indebtedness	234,711	271,057
Current maturities	(25,000)	(58,000)

Total long-term obligations	$209,711	213,057

        At December 31, 2003 and 2002, there was $25.0 million and $58.0 million of short-term borrowings outstanding, respectively. The average balance on combined short-term debt and long-term debt was $245.4 million and $243.2 million for 2003 and 2002, respectively. The weighted average interest rate on the short-term borrowings was 1.7% and 2.1%, respectively. The average interest rate for all borrowings, excluding other costs, was 3.6% and 4.6% for the years 2003 and 2002, respectively.

9. Contingent Purchase Price Payments for Acquisitions

        As part of the strategic alliance agreement with Securian, we purchased contracts for the management of nine actively managed equity funds of the Advantus Series Funds in September 2003. In addition, we purchased the contracts for the management of eleven actively managed retail funds of the Advantus Funds in December 2003. The purchase agreements for the equity funds and the retail funds contained provisions whereby the initial purchase price may be reduced based upon a calculation using certain levels of assets under management calculations made no later than 30 days after each of the first, second and third anniversaries of the closing date of each transaction.

10.    Income Taxes

        The components of total income tax expense are as follows:

	2003	2002	2001
	(in thousands)
Currently payable:
Federal	$25,898	38,181	57,623
State	1,366	3,840	7,231

	27,264	42,021	64,854
Deferred taxes	3,405	3,152	(901)

Income tax expense from operations	30,669	45,173	63,953

Stockholders' equity-unrealized gain (loss) on investment securities available-for-sale	2,128	1,698	(437)
Minimum pension liability	2,107	(2,107)	—

Total income taxes	$34,904	44,764	63,516

        The tax effect of temporary differences that give rise to significant portions of deferred tax liabilities and deferred tax assets at December 31, 2003 and 2002 are as follows:

	2003	2002
	(in thousands)
Deferred tax liabilities:
Deferred selling costs	$(1,097)	(2,660)
Fixed assets	(8,843)	(5,223)
Benefit plans	(3,388)	(56)
Identifiable intangible assets	(8,490)	(8,719)
Purchase of fund assets	(226)	—
Other	(282)	(2,320)

Total gross deferred liabilities	(22,326)	(18,978)

Deferred tax assets:
Minimum pension liability	—	2,107
Accrued expenses	8,543	2,665
Unvested restricted stock	1,349	—
Acquisition severance liability	—	3,493
Acquisition lease liability	2,804	2,262
Stock loans	221	3,307
Unrealized loss on investment securities	750	2,949
Other	39	476

Total gross deferred assets	13,706	17,259

Net deferred tax (liability)	$(8,620)	(1,719)

        A valuation allowance for deferred tax assets was not necessary at December 31, 2003, 2002, or 2001. The following table reconciles the statutory federal income tax rate with our effective income tax rate:

	2003	2002	2001
Statutory federal income tax rate	35.0%	35.0	35.0
State income taxes, net of federal tax benefits	1.3	2.1	2.6
State incentives	—	(1.0)	—
Favorable resolution of outstanding income tax matters	(1.1)	(1.9)	—
Nondeductible legal costs	1.2	—	—
Other items	(0.3)	(0.1)	(0.2)

Effective income tax rate	36.1%	34.1	37.4

        Our effective income tax rate was 36.1%, 34.1%, and 37.4%, in 2003, 2002 and 2001, respectively. The effective tax rate in 2003 was impacted by non-deductible expenses related to the third quarter of 2003 charge for legal and regulatory matters and favorable resolution of tax liabilities with tax authorities. In 2002, the U.S. statutory rate of 35% was reduced by state tax credits and favorable resolution of tax liabilities with tax authorities.

11.    Pension Plan and Postretirement Benefits Other Than Pensions

        We provide a non-contributory retirement plan that covers substantially all employees and certain vested former employees of Torchmark Corporation (our former parent company). Benefits payable under the plan are based on employee's years of service and compensation during the final ten years of employment. We also sponsor an unfunded defined benefit postretirement medical plan that covers substantially all employees including Waddell & Reed and Legend Advisors. The plan is contributory with retiree contributions adjusted annually.

	Pension Benefits		Other Postretirement Benefits
	2003	2002	2003	2002
	(in thousands)
Change in benefit obligation
Net benefit obligation at beginning of year	$62,266	52,368	4,738	1,791
Service cost	4,296	4,194	471	133
Interest cost	3,907	3,786	314	146
Plan amendments	3,545	—	—	623
Benefits and expenses paid	(2,142)	(3,044)	(328)	(244)
Actuarial (gain)/loss	(496)	4,962	224	2,200
Retiree contributions	—	—	90	89

Net benefit obligation at end of year	$71,376	$62,266	5,509	4,738

	Pension Benefits		Other Postretirement Benefits
	2003	2002	2003	2002
	(in thousands)
Change in plan assets
Fair value of plan assets at beginning of year	$44,090	41,433	—	—
Actual return on plan assets	7,963	(3,299)	—	—
Employer contributions	14,176	9,000	238	155
Retiree contributions	—	—	90	89
Benefits paid	(2,142)	(3,044)	(328)	(244)

Fair value of plan assets at end of year	$64,087	44,090	—	—

Funded status at end of year	$(7,289)	(18,176)	(5,509)	(4,738)
Unrecognized transition obligation	78	83	—	—
Unrecognized prior service cost	5,456	2,347	305	328
Unrecognized net actuarial loss	13,346	18,138	2,680	2,599

Net asset (liability) recognized at end of year	$11,591	2,392	(2,524)	(1,811)

Amounts recognized in the statement of financial position
(Accrued)/Prepaid benefit cost	$11,591	(5,583)	(2,524)	(1,811)
Intangible asset	—	2,430	—	—
Accumulated other comprehensive income	—	5,545	—	—

Net asset (liability) recognized at end of year	$11,591	2,392	(2,524)	(1,811)

Increase/(decrease) in minimum liability included in other comprehensive income	(5,545)	5,545	—	—
Weighted average assumptions used to determine benefit obligation at December 31:
Discount rate	6.25%	6.75	6.25	6.75
Rate of compensation increase	3.86%	3.75	N/A	N/A

        The accumulated benefit obligation for the defined benefit plan was $62.9 million and $49.6 million at December 31, 2003 and December 31, 2002, respectively.

        Our pension plan asset allocation at December 31, 2003 and 2002 and our target allocation for 2004 are as follows:

	Target Allocation	Percentage of Plan Assets at December 31,
Plan assets by category	At January 1, 2004	2003	2002
Equity securities	60%	57%	43%
Debt securities	38%	38%	33%
Cash and cash equivalents	2%	5%	24%

Total	100%	100%	100%

        We monitor our actual asset allocation at market value to ensure that it approximates its target allocation for each investment category. Equity security investments in the Company's pension plan assets do not include any Company stock. The Plan invests in equity securities of large capitalization companies, investment grade corporate and government bonds, and cash and cash equivalents. The portfolio is restricted from holding equity securities that exceed 5% of the cost of the Plan's total equity portfolio at time of purchase, or exceed 5% of the outstanding shares of the issuing corporation. The duration of the fixed income component of the portfolio is not to exceed seven years. All the Plan's investments are denominated in U.S. dollars.

        When establishing the expected long-term rate of return on assets assumption, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 8.25% long-term rate of return on assets assumption.

	Pension Benefits		Other Postretirement Benefits
	2003	2002	2003	2002
	(in thousands)
Components of net periodic benefit cost:
Service cost	$4,296	4,194	471	133
Interest cost	3,907	3,786	314	146
Expected return on plan assets	(4,064)	(3,711)	—	—
Actuarial loss amortization	397	148	143	14
Prior service cost amortization	436	184	23	(28)
Transition obligation amortization	5	5	—	—

Net periodic benefit cost	$4,977	4,606	951	265

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	6.75%	7.25%	6.75%	7.75%
Expected return on plan assets	8.25%	9.25%	N/A	N/A
Rate of compensation increase	3.86%	3.75%	N/A	N/A
	Pension Benefits	Postretirement Benefits
	(in thousands)
Cash Contributions
2002	9,000	155
2003	14,176	238

        Our policy with respect to funding the qualified pension plan is to fund at least the minimum required by the Employee Retirement Income Security Act of 1974, as amended and not more than the maximum amount deductible for tax purposes. All contributions made to the funded plan for 2002 and 2003 were voluntary. We anticipate that the 2004 contribution will be made from cash generated from operations in the range of $7 to $14 million.

        All contributions to the other postretirement benefits are voluntary, as the postretirement plan is not funded, and is not subject to any minimum regulatory funding requirements. The contributions for each year represent claims paid for medical expenses, and we anticipate making the 2004 expected contribution with cash generated from operations. Contributions by participants to the postretirement plan were $90 thousand and $89 thousand for the years ending December 31, 2003 and 2002, respectively.

        Postretirement benefits plan amendments were due to the addition of advisors (both Legend retirement advisors and Waddell & Reed Advisors which were previously not eligible to participate in the plan). The plan amendment to the pension plan was due to a change in the mortality table used for valuing lump sum benefit payments.

        For measurement purposes, the health care cost trend rate was 11% for 2003 and 2002. The health care cost trend rate scale decreases from 11% to 5% over the next 6 years to reflect anticipated increases in health care costs. The effect of a 1% annual increase in assumed cost trend rates would increase the December 31, 2003 accumulated postretirement benefit obligation by approximately $558 thousand, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2003 by approximately $113 thousand. The effect of a 1% annual decrease in assumed cost trend rates would decrease the December 31, 2003 accumulated postretirement benefit obligation by approximately $489 thousand, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2003 by approximately $97 thousand.

12.    Employee Savings Plan

        We sponsor a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code to provide retirement benefits to substantially all of our employees following the completion of an eligibility period. As allowed under Section 401(k), the plan provides tax-deferred salary deductions for eligible employees. Our matching contributions to the plan for the years ended December 31, 2003, 2002, and 2001 were $2.7 million, $2.9 million, and $2.3 million, respectively.

13.    Stockholders' Equity

Earnings per Share

        The weighted average number of shares used to compute basic earnings per share was 81,275,000, 80,382,000, and 80,592,000, for the years ended 2003, 2002, and 2001, respectively. The weighted average number of shares used in computing diluted earnings per share, which reflects the potential additional effect of stock option exercises and restricted stock awards was 82,590,000, 81,874,000, and 83,423,000, for the years ended 2003, 2002, and 2001, respectively.

        For the years ended December 31, earnings per share were computed as follows:

	2003	2002	2001
	(in thousands, except per share amounts)
Net income	$54,265	87,425	107,167

Weighted average shares outstanding — basic	81,275	80,382	80,592
Dilutive potential shares from stock options and certain restricted stock awards	1,315	1,492	2,831

Weighted average shares outstanding — diluted	82,590	81,874	83,423

Earnings per share:
Basic	$0.67	1.09	1.33
Diluted	$0.66	1.07	1.28

Dividends

        On July 29, 2003, our board of directors increased the quarterly dividend rate on our Class A common stock from $.1326 per share to $.1500 per share. For the years ended December 31, 2003, 2002, and 2001, dividends paid to our stockholders were $44.9 million, $39.1 million and $28.6 million, respectively. As of

December 31, 2003 and 2002, our other current liabilities included $12.3 million and $10.7 million, respectively, for dividends payable to our stockholders.

14.    Stock Compensation Plans

        We have a Company Stock Incentive Plan (the "SI Plan") that allows us to grant equity compensation, including non-qualified stock options and restricted stock, among other awards, as part of our overall compensation program to attract and retain key personnel and encourage a greater personal financial investment in the Company. A maximum of 30,000,000 shares of common stock are authorized for issuance under the SI Plan. We also have a Company Executive Deferred Compensation Stock Award Plan (the "EDC Plan") and a Company Non-Employee Director Stock Award Plan (the "NED Plan") (collectively, the "Plans") that allow us to grant non-qualified stock options and/or restricted stock to promote the long-term growth of the Company. A maximum of 3,750,000 and 1,200,000 shares of common stock are authorized for issuance under the EDC Plan and NED Plan, respectively. In addition, we make incentive payments under the Company Executive Incentive Plan (the "EIP") in the form of cash, stock options or restricted stock. Incentive awards paid under the EIP in the form of stock options or restricted stock are issued out of shares reserved for issuance under the EDC Plan. Generally, shares of common stock covered by terminated, surrendered or canceled options, by forfeited restricted stock, or by the forfeiture of other awards that do not result in issuance of shares of common stock, are again available for awards under the plan from which they were terminated, surrendered, canceled, or forfeited.

        Under all of our stock incentive plans, the exercise price of each option is equal to the market price of the stock on the date of grant. The maximum term of non-qualified options granted under the SI Plan is ten years and two days and the options generally vest in 33 1/3% increments beginning on the second, third and fourth anniversaries of the grant date. The maximum term of non-qualified options granted under the EDC Plan and NED Plan is eleven years and the options generally vest 10% each year, beginning on the first anniversary of the grant date.

        On December 31, 2002, we granted 315,598 shares of restricted stock under the SI Plan and EDC Plan. These shares have no purchase price and vest over four years in 33 1/3% increments beginning on the second anniversary of the grant date. Under the Plans, unvested shares of restricted stock may be forfeited upon the termination of employment with the Company or service on the board of directors, dependent upon the circumstances of termination. Except for restrictions placed on the transferability of restricted stock, holders of restricted stock have full stockholders' rights during the term of restriction, including voting rights and the rights to receive cash dividends. When restricted shares are granted, we record deferred compensation based upon the fair market value of the restricted shares on the grant date. Deferred compensation is included as a component of stockholders' equity and is recognized as expense over the four-year vesting period. As of December 31, 2003 a total of 957,934 shares of unvested restricted stock were outstanding. For the year ended December 31, 2003 we recorded equity compensation expense totaling $4.6 million primarily for the amortization of unvested restricted stock. It is anticipated that annual grants of restricted shares will increase in future years as we increase our reliance on restricted shares and cash compensation instead of options. Deferred compensation is included as a component of stockholders' equity and will be recognized as expense over the four-year vesting period.

        Our stockholders have approved all of the Plans and we have issued all equity compensation in accordance with the Plans.

        The Company accounts for its stock-based employee compensation plans pursuant to Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 establishes a fair value-based method of accounting. The Company has chosen to adopt the pro-forma disclosure requirements of SFAS 123, and continue to record stock compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), as amended, which is permitted under SFAS 123.

        For purposes of the pro forma disclosures provided in Note 2 "Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements, the fair value of each option has been estimated using a Black-Scholes option-pricing model with the following assumptions:

	2003	2002	2001
Dividend yield	2.40%	2.90%	1.30%
Risk-free interest rate	1.32%	3.57%	4.77%
Expected volatility	35.50%	40.81%	41.00%
Expected life (in years)	1.00 *	4.96	4.85

*
As opposed to prior years, restoration options with a vesting period of six months were the only options granted during 2003.

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

        Our stock incentive plans include a Stock Option Restoration Program ("SORP") feature that allows, on a specific date set by us, an employee to pay the exercise price on vested options by surrendering common stock of the Company that has been owned for at least six months. The plans also permit an employee exercising an option to be granted new options in an amount equal to the number of common shares used to satisfy both the exercise price and withholding taxes due upon exercise. New options are granted with a term to expiration equal to the remaining term of the related original option and vest after six months. The SORP, which facilitates ownership of our common stock by management and key employees, results in a net issuance of shares of common stock and fewer stock options outstanding. We receive a current income tax benefit for exercises of stock options.

        A summary of stock option activity and related information for the years ended December 31, 2003, 2002, and 2001 follows:

	2003		2002		2001
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	16,964,751	$24.77	17,830,298	$24.10	15,969,515	$21.76
Granted	—	—	83,262	29.52	3,506,343	27.07
Exercised	(972,356)	15.37	(660,737)	15.44	(1,003,951)	15.69
Granted in restoration	409,857	25.44	1,377,581	18.00	700,360	32.81
Exercised in restoration	(558,468)	16.21	(1,541,403)	15.20	(1,280,442)	14.86
Terminated	(7,687,748)	30.52	(124,250)	25.88	(61,527)	13.88

Outstanding, end of year	8,156,036	$21.03	16,964,751	$24.77	17,830,298	$24.10

Exercisable, end of year	6,603,035	$20.99	8,488,731	$24.95	6,551,027	$23.13

        The weighted average fair value of options granted during the years ended December 31, 2003, 2002, and 2001 were $3.39, $5.87, and $9.37, respectively.

        Following is a summary of options outstanding at December 31, 2003:

	Outstanding Options
				Exercisable Options
		Weighted Average Remaining Contractual Life (in years)
Exercise Price Range	Number		Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$5.44 to $9.99	422,258	3.11	$7.86	217,774	$7.47
$10.00 to $14.99	904,810	5.00	14.25	721,205	14.17
$15.00 to $19.99	3,970,663	5.34	16.78	3,681,428	16.82
$20.00 to $29.99	927,200	6.63	25.94	230,492	26.05
$30.00 to $34.19	1,931,105	6.83	33.48	1,752,136	33.58

	8,156,036	5.69	$21.03	6,603,035	$20.99

Stock Loan Program

        In March 1998, promissory notes were executed by a select group of 266 financial advisors and sales managers to facilitate their ownership of our stock at the IPO and drive future advisor productivity and retention growth. In the third quarter of 2001, we recorded a charge of $8.2 million, or $5.1 million after-tax, for the write-off of the full balance of these stock loans. This charge is reflected in underwriting and distribution expense in 2001. This action results from financial advisors and sales managers having collectively met the productivity requirements of the stock loan program, such that the notes were expected to be forgiven. In fact, these notes have been subsequently forgiven.

15. Uniform Net Capital Rule Requirements

        Three of our subsidiaries, Waddell & Reed, Inc. ("W&R"), Legend Equities Corporation ("LEC"), and Ivy Funds Distributor, Inc. ("IFDI") are registered broker-dealers and members of the NASD. Broker-dealers are subject to the SEC's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15.0 to 1.0. At December 31, 2003 and 2002, W&R had net capital of $22.0 million and $10.4 million, respectively, which was $16.2 million and $5.0 million, respectively, in excess of its required net capital of $5.8 million and $5.4 million, respectively. W&R's ratio of aggregate indebtedness to net capital was 3.93 to 1.0 at December 31, 2003 and 7.73 to 1.0 at December 31, 2002. At December 31, 2003 and 2002, LEC had net capital of $1.7 million and $1.7 million, respectively, which was $1.6 million and $1.6 million, respectively, in excess of its required net capital of $118 thousand and $97 thousand, respectively. LEC's ratio of aggregate indebtedness to net capital was 1.04 to 1.0 at December 31, 2003 and 0.85 to 1.0 at December 31, 2002. At December 31, 2003 and 2002, IFDI (acquired December 16, 2002) had net capital of $5.2 million and $761 thousand, respectively, which was $5.1 million and $730 thousand, respectively, in excess of its required net capital of $122 thousand and $31 thousand, respectively. IFDI's ratio of aggregate indebtedness to net capital was 0.35 to 1.0 at December 31, 2003 and 0.61 to 1 at December 31, 2002. The difference between net capital and stockholders' equity is the non-allowable assets that are excluded from net capital.

16. Rental Expense and Lease Commitments

        We lease our home office buildings and certain sales and other office space under long-term operating leases. Rent expense was $17.8 million, $16.7 million, and $14.5 million, for the years ended December 31, 2003, 2002, and 2001, respectively. Future minimum rental commitments under non-cancelable operating leases for the years ended December 31 are as follows (in thousands):

2004	$15,818
2005	12,660
2006	9,416
2007	6,452
2008	5,784
Thereafter	29,079

$79,209

        New leases are expected to be executed as existing leases expire. Thus, future minimum lease commitments are not expected to be less than those in 2003.

        Total minimum future rental commitments have not been reduced by aggregate minimum sub-lease rentals of $0.3 million under operating leases due in the future under non-cancelable sub-leases.

17. Related Party Transactions

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

18. Contingencies

        The Company is involved from time to time in various legal proceedings and claims incident to the normal conduct of business. On October 28, 2003 WDR announced that it was recording a charge of $32.0 million ($21.5 million net of tax) to recognize liabilities for estimated damages and legal costs for both the third quarter of 2003 and future legal costs in connection with the United Investors Life Insurance Company ("UILIC") litigation, the NASD sales practice exam, and ongoing disputes with former sales personnel in our Advisors channel. In addition to legal costs incurred in the third quarter of 2003, this charge included estimated damages and future legal costs assuming these matters are resolved in a manner that is unfavorable after exhausting all reasonable legal remedies. As an estimate, it is possible that the ultimate amount of damages and legal costs could be higher or lower than the Company's recorded liability. As a result, any changes could have a material effect on the results of operations in a particular quarter or year as the Company evaluates this liability in future periods.

  Alabama Proceedings.

        As previously disclosed, we have been in litigation with UILIC in the Circuit Court of Jefferson County, Alabama (CV-002720) over the terms of a disputed compensation agreement executed in July 1999 by UILIC and our broker-dealer subsidiary, Waddell & Reed, Inc. ("W&R") (the "Letter Agreement") and our customers' replacement of UILIC variable annuity policies with Nationwide variable annuity policies. More specifically, UILIC sought the return of all compensation pursuant to the Letter Agreement on all UILIC variable annuity policy assets under management sold by our financial advisors and also sought damages against us for various causes of action including, among others, conversion, fraud, and tortious interference regarding the exchange of the variable annuity policies.

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

        Separately, the remaining claims, namely breach of contract, conversion and fraudulent suppression (regarding the development of a new product pursuant to the Letter Agreement) were remanded back to the trial court for a new trial. UILIC has stated that it will again seek punitive damages on the remaining claims. UILIC was unsuccessful in the first trial on its claim for punitive damages.

        On July 3, 2003, in response to UILIC's Motion for Rehearing, the Alabama Supreme Court amended its original opinion and upheld the trial court's denial of our counterclaims against UILIC and upheld the trial court's ruling that the Letter Agreement in dispute was not a binding contract. As it now stands, the practical effect is that at retrial, the Company is precluded from pursuing its own counterclaims against UILIC for fraud, breach of contract and unjust enrichment and is precluded from seeking the reinstatement of the basis point compensation bargained for in the compensation agreement on all UILIC variable annuity policy assets under management sold by the Company's financial advisors. The remainder of the Alabama Supreme Court's initial opinion issued on April 18, 2003 remained unchanged. On July 17, 2003 the Company filed a Motion for Rehearing with the Alabama Supreme Court regarding its decision on the Letter Agreement. On September 5, 2003 the Alabama Supreme Court declined to reverse or modify its decision regarding declaratory judgment on the Letter Agreement. Consequently, the Company has returned to UILIC all basis point compensation collected by the Company pursuant to the Letter Agreement plus accrued interest. This amount was approximately $12.8 million, which was part of the third quarter 2003 charge. The retrial on the remaining claims began March 1, 2004.

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

        On November 9, 2001, the W&R Defendants removed the action to the United States District Court for the Central District of California (hereafter, "Federal Court") (CV 01-09684 TJH). Thereafter, the W&R Defendants filed a motion to dismiss UILIC's complaint on the grounds that it is preempted by the Securities Litigation Uniform Standards Act of 1998 ("SLUSA"). SLUSA requires the dismissal of a covered state law class action that alleges an untrue, manipulative, or deceptive statement or omission in connection with the purchase or sale of a covered security. In July 2002, the Federal Court issued a one page minute order, without opinion, denying the motion to dismiss and, on its own motion, remanding the case back to State Court. Later that month, the W&R Defendants filed a Notice of Appeal with the United States Court of Appeals for the Ninth Circuit (the "Ninth Circuit") from the Federal Court's Order. On February 23, 2004 the Ninth Circuit refused to exercise jurisdiction over the case, effectively remanding the case back to state court. The Company is still evaluating its options on how best to proceed in seeking to have the case dismissed.

  Kansas Proceedings.

        On July 26, 2001, the Company filed suit against Torchmark Corporation and three of Torchmark's current Board members (and former members of the Company's Board) in the United States District Court for the District of Kansas (Waddell & Reed Financial, Inc. v. Torchmark Corporation, Civil Action No. 01-2372-KHV). The Company asserts that defendants engaged in a scheme to control and injure the Company and certain of its subsidiaries both before and after it was spun-off by Torchmark in November 1998. The litigation alleges, among other causes of action, RICO violations and breaches of fiduciary duty by the defendants. The Company is seeking actual and treble damages, interest, fees and costs in an amount in excess of $25 million. Trial is currently set for August 28, 2004.

Arbitration

  Former Financial Advisor.

        As previously disclosed, a NASD Dispute Resolution Arbitration Panel (the "Panel") entered an award of $27.6 million against Waddell & Reed, Inc. ("W&R") on August 7, 2001 (97-03642). The award was made upon the conclusion of an arbitration proceeding conducted in New York arising from a complaint by Stephen Sawtelle, a former W&R financial advisor. In the arbitration, this advisor claimed that following his termination on February 10, 1997, W&R engaged in conduct that tortiously interfered with his prospective business relations and violated provisions of the Connecticut Unfair Trade Practices Act ("CUTPA"). The Panel found W&R liable and directed payment of approximately $1.8 million in compensatory damages, plus attorneys fees of $747,000. It also held that W&R had violated CUTPA and ordered the payment of punitive damages in the amount of $25.0 million. On August 8, 2001, the former advisor filed a petition with the Supreme Court of the State of New York, County of New York, seeking to confirm the award (115056/01). Shortly thereafter, W&R filed a motion to have the award vacated or modified.

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

        On January 28, 2004, the New York Supreme Court reversed and vacated the $25 million punitive damages award. In addition, the Court ordered the appeal bond posted with the court in the amount of $28.7 million backed by a letter of credit in the amount of $36 million, which in turn was collateralized by $44.5 million in investment securities to be released. Finally, the Court remanded the punitive damages question back to a new NASD panel for redetermination of the punitive damage award, if any. Pursuant to the NASD arbitration procedure rules, this new NASD panel will be selected by both parties. Both parties will be able to argue their case for or against punitive damages based on the underlying factual record and findings established by the original panel. However, we are hopeful that the new panel will follow the legal reasoning regarding the limits of punitive damages established by the Appellate Division of the New York Supreme Court when it originally vacated the punitive damages award on February 11, 2003.

        On February 3, 2004 the New York Supreme Court denied Mr. Sawtelle's motion for reconsideration of the January 28, 2004 ruling.

  Washington Square Matter.

        W&R, the Company's broker-dealer subsidiary, is a claimant before an NASD Dispute Resolution Arbitration Panel ("the Panel") against Respondents Washington Square Securities, Inc., four former W&R managers and Capital Financial Planning, LLC ("CFP"), a company formed by the former managers. The arbitration (No. 03-2806) relates to (i) Respondents' alleged raiding of W&R's offices in Albany and Melville, New York and Hartford and North Haven, Connecticut, by which Respondents recruited away more than 40 W&R financial advisors and employees; and (ii) Respondents' alleged misappropriation of W&R's confidential and proprietary information. W&R has alleged various causes of action against Respondents, including breach of contract, breach of the fiduciary duty of loyalty, tortious interference with contractual relations, tortious interference with prospective economic advantage, unfair competition, breach of the covenant of good faith and fair dealing, conversion, replevin, misappropriation of proprietary business information, misappropriation of trade secrets, civil conspiracy, and violations of the Kansas Trade Secrets Act. W&R's Amended Statement of Claim seeks compensatory and punitive damages, as well as injunctive relief, costs and attorneys' fees. W&R's actual losses still are being assessed. The Respondents also have asserted counterclaims against W&R. They have alleged tortious interference with prospective economic advantage, based on W&R's alleged efforts to reacquire customers who transferred accounts to CFP; and wrongful injunction and abuse of process, based on W&R's efforts to seek injunctive relief in state court. Respondents seek compensatory and punitive damages, as well as attorneys' fees and costs. The arbitration commenced on February 3, 2004. Thirty-nine hearing dates are scheduled between February 3, 2004 and October 1, 2004.

NASD

        As previously disclosed, W&R, a broker-dealer subsidiary of the Company, received notification from the staff of the Enforcement Department of NASD Regulation ("NASD") indicating that the staff was considering recommending the NASD bring an action against W&R and certain of its current and former officers alleging possible violations of NASD rules and regulations relating to the exchange of certain UILIC variable annuity policies for Nationwide variable annuity policies from January 2001 through August 2002. These alleged violations included questioning the suitability of certain of these exchanges and the adequacy of W&R's supervisory systems in place at the time of these exchanges. This notification stems from a sales practice exam initiated by the NASD in April 2001 following the introduction of Nationwide products into the W&R system and the termination by UILIC of its distribution agreements with W&R.

        On January 14, 2004 the NASD commenced an enforcement action against W&R, one of its current officers and one of its retired officers relating to variable annuity exchanges (Disciplinary Proceeding No. CAF040002). In the complaint, the NASD has charged W&R with suitability and supervisory violations as well as a single books and records violation. The NASD is seeking an order imposing sanctions, including but not limited to disgorgement of the commissions generated on the exchanges, restitution of the loss to customers and a fine.

        The Company strenuously denies the NASD's allegations and plans to vigorously defend its sales practices and compliance procedures.

        In its complaint, the NASD claims that the Company recommended that its clients exchange 6,700 variable annuity policies for new policies from January 1, 2001 through August 30, 2002, without having a reasonable basis for concluding that the transactions were suitable, and that approximately 1,400 of the clients "were likely to lose money" from the exchanges according to its "quantitative analysis." The NASD complaint asserts that the 6,700 exchanges generated more than $37 million in commissions to W&R and cost its customers approximately $9.8 million in surrender charges.

        The Company believes that the NASD's complaint is factually and legally inaccurate in numerous respects, and the exchanges from older policies that lacked the beneficial features of variable annuity contracts available in the marketplace today into newly designed, state-of-the-art policies that became available to the Company's financial advisors at the beginning of 2001 provided tremendous value to its clients and were suitable for their individual financial needs. The Company strenuously denies the NASD's allegations and believes that it took steps throughout the period at issue to comply with all existing applicable regulations and guidance.

        On February 12, 2004, W&R submitted an answer and requested a hearing. At the hearing, Waddell & Reed will be afforded an opportunity to present evidence supporting the propriety of its actions to a hearing panel of industry representatives. After the conclusion of the hearing, the NASD and Waddell & Reed have the right to appeal the decision of the hearing panel to the National Adjudicatory Council. National Adjudicatory Council decisions may be appealed to the Securities and Exchange Commission and then to the federal courts.

Other

        During the third quarter of 2003, the Company received a subpoena from the New York Attorney General's office requesting information in regard to its investigation of late trading and market-timing transactions within the mutual fund industry. In addition, we also received requests for information from the Securities and Exchange Commission ("SEC"). We are cooperating fully with the Attorney General's and SEC's inquiries.

19. Selected Quarterly Information (Unaudited)

	Quarter
	First		Second	Third		Fourth
	(in thousands)
2003
Total revenues	$104,468		109,901	112,749		124,064
Net income	1,600	*	22,266	2,341	**	28,058
Earnings per share:
Basic	$0.02	*	0.27	0.03	**	0.35
Diluted	$0.02	*	0.27	0.03	**	0.34

*
Includes of first quarter 2003 charge of $27.1 million pre-tax ($17.2 million net of tax) for the stock option tender offer.

**
Includes of third quarter 2003 charges of $32.0 million pre-tax ($21.5 million net of tax) for estimated damages and legal costs in connection with the UILIC litigation, the NASD sales practice exam and ongoing disputes with former sales personnel.

	Quarter
	First	Second	Third		Fourth
	(in thousands)
2002
Total revenues	$114,848	114,045	102,741		103,227
Net income	24,779	25,262	16,004	***	21,380
Earnings per share:
Basic	$0.31	0.31	0.20	***	0.27
Diluted	$0.30	0.31	0.20	***	0.26

***
Includes third quarter 2002 charges of $7.1 million pre-tax ($4.4 million net of tax) for a write-down of other than temporary impairment on investment securities and a $2.0 charge pre-tax ($1.3 million net of tax) for estimated cost of the payment of compensatory damage portion of an NASD arbitration award. Quarterly amounts will not necessarily add up to annual amounts due to rounding.

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
10.4
First Amendment to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, As Amended and Restated. Filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
10.5
Second Amendment to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, As Amended and Restated. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.
10.6	Third Amendment to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, As Amended and Restated.
10.7
The Waddell & Reed Financial, Inc. 1998 Non-Employee Director Stock Option Plan. Filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.
10.8
First Amendment to 1998 Non-Employee Director Stock Option Plan. Filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
10.9
Second Amendment to 1998 Non-Employee Director Stock Option Plan. Filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
10.10
The Waddell & Reed Financial, Inc. 1998 Executive Deferred Compensation Stock Option Plan, as Amended and Restated. Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.

10.11
First Amendment to the Waddell & Reed Financial, Inc. 1998 Executive Deferred Compensation Stock Option Plan, As Amended and Restated. Filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
10.12
Second Amendment to the Waddell & Reed Financial, Inc. 1998 Executive Deferred Compensation Stock Option Plan, As Amended and Restated. Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.
10.13	Third Amendment to the Waddell & Reed Financial, Inc. 1998 Executive Deferred Compensation Stock Option Plan, As Amended and Restated.
10.14
Credit Agreement, as amended, dated as of October 12, 2001 by and among Waddell & Reed Financial, Inc., Lenders and The Chase Manhattan Bank. Filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
10.15
Termination and Replacement Agreement, dated as of October 11, 2002, by and among Waddell & Reed Financial, Inc., the Lenders and JPMorgan Chase Bank. Filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
10.16	Termination and Replacement Agreement, dated as of October 10, 2003, by and among Waddell & Reed Financial, Inc., the Lenders and JPMorgan Chase Bank.*
10.17
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
10.19
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
10.21
First Amendment to the Waddell & Reed Financial, Inc. 1999 Management Incentive Plan, as amended. Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.
10.22
Second Amendment to the Waddell & Reed Financial, Inc. 2003 Executive Incentive Plan, as amended. Filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

10.23
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
10.28
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
10.30
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

10.34
Form of Distribution and Service Plan for Class A Shares by and between the W&R Funds or InvestEd and Waddell & Reed, Inc. Filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
10.35
Form of Distribution and Service Plan for Class B Shares by and between each of the Advisors, the W&R Funds, or InvestEd and Waddell & Reed, Inc. Filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
10.36
Form of Distribution and Service Plan for Class C Shares by and between each of the Advisors, the W&R Funds, or InvestEd and Waddell & Reed, Inc. Filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
10.37
Distribution and Service Plan for Class Y Shares, adopted December 27, 1995 by and between the W&R Funds and Waddell & Reed, Inc. Filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
10.38
Service Plan, adopted August 21, 1998 by and between W&R Target Funds, Inc. and Waddell & Reed, Inc. Filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
10.39
Administrative Agreement, dated as of March 9, 2001, by and among W&R Insurance Agency, Inc., Waddell & Reed, Inc., BISYS Insurance Services, Inc. and Underwriters Equity Corp. Filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
10.40
Consulting Agreement, dated January 1, 2002, by and between Robert L. Hechler and Waddell & Reed, Inc. Filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
10.41
Form of Change of Control Employment Agreement, dated December 14, 2001, by and between Keith A. Tucker and Henry J. Herrmann and Waddell & Reed Financial, Inc. Filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
10.42
Letter Agreement Amending Principal Underwriting Agreement, dated as of July 8, 1999, by and between United Investors Life Insurance Company and Waddell & Reed, Inc., effective January 1, 2000. Filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
10.43
ISDA Master Agreement, dated as of March 12, 2002, by and between Waddell & Reed Financial, Inc. and JP Morgan Chase Bank. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.
11	Statement regarding computation of per share earnings.
21	Subsidiaries of the Company.

23	Consent of KPMG LLP.
24	Powers of Attorney.
31.1	Certification of the Chief Executive Officer.
31.2	Certification of the Chief Financial Officer.
32.1	Certification of the Chief Executive Officer.
32.2	Certification of the Chief Financial Officer.
99.1	Additional Stockholder Information as posted on the Waddell & Reed Financial, Inc. website.

*
The registrant agrees to furnish a copy of any omitted exhibit or schedule to the Commission upon request.

QuickLinks

WADDELL & REED FINANCIAL, INC. INDEX TO ANNUAL REPORT ON FORM 10-K For the fiscal year ended December 31, 2003
PART I
  ITEM 1. Business
  ITEM 2. Properties
  ITEM 3. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders
PART II
  ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters
  ITEM 6. Selected Financial Data
  ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
  ITEM 8. Financial Statements and Supplementary Data
  ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  ITEM 9A. Controls and Procedures
PART III
  ITEM 10. Directors and Executive Officers of the Registrant
  ITEM 11. Executive Compensation
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  ITEM 13. Certain Relationships and Related Transactions
  ITEM 14. Principal Accounting Fees and Services
PART IV
  ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
WADDELL & REED FINANCIAL, INC. Index to Consolidated Financial Statements
Independent Auditors' Report
WADDELL & REED FINANCIAL, INC. CONSOLIDATED BALANCE SHEETS December 31, 2003 and 2002
WADDELL & REED FINANCIAL, INC. CONSOLIDATED STATEMENTS OF INCOME Years ended December 31, 2003, 2002 and 2001
WADDELL & REED FINANCIAL, INC. STATEMENTS OF STOCKHOLDERS' EQUITY Years ended December 31, 2003, 2002 and 2001 (in thousands)
WADDELL & REED FINANCIAL, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Years ended December 31, 2003, 2002 and 2001
WADDELL & REED FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS Years ended December 31, 2003, 2002 and 2001
WADDELL & REED FINANCIAL, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003, 2002 and 2001
WADDELL & REED FINANCIAL, INC. Index to Exhibits