Form 10-Q
period 2004-03-31
WADDELL & REED FINANCIAL INC
filed 2004-05-03
CIK 1052100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

Shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Class	Outstanding as of April 30, 2004
Class A common stock, $.01 par value	82,505,770

Waddell & Reed Financial, Inc.

Form 10-Q

Quarter Ended March 31, 2004

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	March 31, 2004	December 31, 2003
	(unaudited)
Assets

Assets:
Cash and cash equivalents	$95,466	71,466
Investment securities	82,977	81,417
Receivables:
Funds and separate accounts	20,540	22,545
Customers and other	28,011	31,036
Deferred income taxes	28	36
Prepaid expenses and other current assets	6,466	6,018

Total current assets	233,488	212,518

Property and equipment, net	54,663	55,492
Deferred sales commissions, net	15,331	15,334
Goodwill	195,309	195,309
Intangible assets	54,753	54,753
Prepaid pension costs	10,286	11,591
Other assets	22,295	20,807

Total assets	$586,125	565,804

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable	$47,967	54,335
Accrued sales force compensation	12,101	12,317
Accrued other compensation	9,144	10,048
Short-term notes payable	50,000	25,000
Income taxes payable	21,621	12,931
Other current liabilities	38,220	44,228

Total current liabilities	179,053	158,859

Long-term debt	210,051	209,711
Accrued pensions and post-retirement costs	7,198	6,848
Deferred income taxes	7,541	8,656
Other	6,302	6,325

Total liabilities	410,145	390,399

Stockholders’ equity :
Common stock - $0.01 par value: 250,000 shares authorized; 99,701 shares issued; 81,440 shares outstanding (82,048 at December 31, 2003)	997	997
Additional paid-in capital	234,821	235,344
Retained earnings	346,142	330,561
Deferred compensation	(14,364)	(15,370)
Cost of 18,261 common shares in treasury (17,653 at December 31, 2003)	(395,821)	(379,612)
Accumulated other comprehensive income	4,205	3,485

Total stockholders’ equity	175,980	175,405

Total liabilities and stockholders’ equity	$586,125	565,804

See accompanying notes to unaudited consolidated financial statements

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited, in thousands, except for per share data)

	For the three months ended March 31,
	2004	2003

Revenues:
Investment management fees	$60,296	44,826
Underwriting and distribution fees	49,803	42,777
Shareholder service fees	18,967	16,865

Total revenues	129,066	104,468

Operating expenses:
Underwriting and distribution	51,759	44,479
Compensation and related costs	18,252	17,694
Equity compensation	1,240	27,692
Sub-advisory fees	1,181	88
General and administrative	9,487	9,401
Depreciation	2,228	1,694

Total operating expenses	84,147	101,048

Operating income	44,919	3,420

Investment and other income	604	956
Interest expense	2,310	2,523

Income before provision for income taxes	43,213	1,853

Provision for income taxes	15,332	253

Net income	$27,881	1,600

Net income per share:
• Basic	$0.35	0.02
• Diluted	$0.34	0.02

Weighted average shares outstanding:
• Basic	80,682	80,499
• Diluted	82,245	81,100

Dividends declared per common share	$0.1500	0.1326

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	For the three months ended March 31,
	2004	2003

Net income	$27,881	1,600
Other comprehensive income:
Net unrealized appreciation of investments during the period, net of income taxes of $323 and $188, respecively	720	302
Reclassification adjustment for amounts included in net income, net of income taxes of $0 and $(7)	—	(12)

Comprehensive income	$28,601	1,890

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of  Stockholders’ Equity

For the Three Months Ended March 31, 2004

(Unaudited, in thousands)

	Common stock		Additional paid-in	Retained	Deferred	Treasury	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	earnings	compensation	stock	income	equity

Balance at December 31, 2003	99,701	$997	$235,344	$330,561	$(15,370)	$(379,612)	$3,485	$175,405

Net income	—	—	—	27,881	—	—	—	27,881
Recognition of equity compensation	—	—	20	—	1,338	(42)	—	1,316
Issuance of restricted shares and other	—	—	54	—	(332)	278	—	—
Dividends accrued	—	—	—	(12,300)	—	—	—	(12,300)
Exercise of stock options	—	—	(1,575)	—	—	5,321	—	3,746
Tax benefit from equity awards	—	—	978	—	—	—	—	978
Treasury stock repurchases	—	—	—	—	—	(21,766)	—	(21,766)
Unrealized gain on investment securities	—	—	—	—	—	—	720	720

Balance at March 31, 2004	99,701	$997	$234,821	$346,142	$(14,364)	$(395,821)	$4,205	$175,980

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the three months ended March 31,
	2004	2003

Cash flows from operating activities:
Net income	$27,881	1,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,657	2,065
Loss on sale of investments	—	19
Recognition of deferred compensation	1,240	27,447
Loss on sale and retirement of fixed assets	24	84
Capital gains and dividends reinvested	(33)	(12)
Deferred income taxes	(1,430)	6,895
Changes in assets and liabilities:
Receivables from funds and separate accounts	2,005	(4,962)
Other receivables	3,025	(61,615)
Other assets	(315)	(853)
Accounts payable	(6,368)	60,479
Other liabilities	2,959	(18,232)

Net cash provided by operating activities	31,645	12,915

Cash flows from investing activities:
Purchases of investment securities	(1,103)	(704)
Proceeds from sales of investment securities	—	257
Proceeds from maturity of investment securities	293	1,963
Additions to property and equipment	(1,423)	(2,707)
Cash paid for acquisitions	—	(3,276)

Net cash used in investing activities	(2,233)	(4,467)

Cash flows from financing activities:
Net short-term borrowings	25,000	20,000
Cash dividends	(12,392)	(10,699)
Purchase of treasury stock	(21,766)	(10,591)
Exercise of stock options	3,746	143

Net cash used in financing activities	(5,412)	(1,147)

Net increase in cash and cash equivalents	24,000	7,301

Cash and cash equivalents at beginning of period	71,466	53,418

Cash and cash equivalents at end of period	$95,466	60,719

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.              The Company and Significant Accounting Policies

Waddell & Reed Financial, Inc. and Subsidiaries

Waddell & Reed Financial, Inc. and subsidiaries (hereinafter referred to as the “Company,” “we,” “us,” or “our”) derive revenues primarily from investment management, investment product underwriting and distribution, and shareholder services administration provided to the Waddell & Reed Advisors Group of Mutual Funds (the “Advisors Funds”), W&R Target Funds, Inc. (the “Target Funds”), Ivy Funds, Inc. and the Ivy Fund portfolios (collectively, the “Ivy Funds”), and Waddell & Reed InvestEd Portfolios, Inc. (“InvestEd”) (collectively, the “Funds”), and institutional and separately managed accounts.  Our revenues are largely dependent on the total value and composition of assets under management, which include mainly domestic equity securities, but also include debt securities and international equities.  Accordingly, fluctuations in financial markets and composition of assets under management impact revenues and results of operations.

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to enable a reasonable understanding of the information presented.  The information in this Quarterly Report on Form 10-Q should be read in conjunction with Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003. Certain amounts in the prior years’ financial statements have been reclassified for consistent presentation.

The accompanying consolidated financial statements have been prepared consistently with the accounting policies described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003, which include, use of estimates, disclosures about fair value of financial instruments, investment securities and investments in affiliated mutual funds, comprehensive income, property and equipment, software developed for internal use, goodwill and intangible assets, deferred sales commissions, revenue recognition, advertising and promotion, income taxes, derivatives and hedging activities and litigation contingencies.

In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only a normal and recurring nature) necessary to present fairly our financial position at March 31, 2004 and December 31, 2003 and the results of operations and cash flows for the three months ended March 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States.

Stock-Based Compensation

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its stock-based compensation plans.  Accordingly, no compensation expense has been recognized for employee stock-based compensation plans other than for restricted stock and instances where vesting of option awards have been accelerated.  The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation-Transition and Disclosure,” an amendment of Statement of Financial Accounting Standards No. 123 (“SFAS 123”); therefore, no compensation expense was recognized for the Company’s employee stock options.  Had compensation expense for the Company’s employee stock options been determined based on the fair value at the grant date, consistent with the methodology prescribed under SFAS 148, the Company’s net income and earnings per share would have approximated the pro forma amounts indicated below.

	Three months ended March 31,
	2004	2003
	(in thousands, except per share data)

Net income, as reported	$27,881	1,600
Add: Stock-based employee compensation included in reported net income, net of related tax effects	—	17,057
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(624)	(23,417)

Pro forma net income (loss)	$27,257	(4,760)

Basic earnings (loss) per share
As reported	$0.35	0.02
Pro forma	$0.34	(0.06)
Diluted earnings (loss) per share
As reported	$0.34	0.02
Pro forma	$0.33	(0.06)

The weighted-average fair value of each stock option included in the preceding pro forma amounts was estimated using a Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options.

Pro forma results for the three months ended March 31, 2003 include an after-tax charge of $17.2 million related to the Company’s stock option tender offer in the first quarter of 2003.  Because of significantly higher Black-Scholes valuations for tendered options at their date of grant compared to their valuation at the time of the first quarter 2003 tender offer, the actual charge to earnings for the exchange of options for restricted shares was less than the remaining unamortized SFAS 123 expense for these options.  Therefore, pro forma net income for the three months ended March 31, 2003 included a $4.6 million, net of tax, write-off of unamortized SFAS 123 expense related to options cancelled in the stock option tender offer.

In recognition of emerging changes in the area of accounting for stock compensation, the Company’s board of directors began approving grants of restricted shares of the Company’s common stock in lieu of stock options at the end of 2002.  A total of 970,844 shares of unvested restricted stock were outstanding as of March 31, 2004.  On April 2, 2004, we granted an additional 1,044,230 shares of restricted stock to employees with a fair market value of $25.01 per share under the Company’s 1998 Stock Incentive Plan, as amended and restated, (the “SI Plan”).  These shares have no purchase price and vest over four years in one-third increments beginning on the second anniversary of the grant date.  Under the SI Plan, unvested shares of restricted stock may be forfeited upon the termination of employment with the Company, dependent upon the circumstances of termination.  Except for restrictions placed on the transferability of the restricted stock, holders of restricted stock have full stockholders rights during the term of restriction, including voting rights and the right to receive cash dividends.  Based upon the fair market value of these restricted shares on the grant date, we will record deferred compensation totaling $26.1 million during the second quarter of 2004.  Deferred compensation is included as a component of stockholders’ equity and will be amortized as expense over a four-year vesting period.

On February 12, 2003, the Company made a tender offer to exchange certain out-of-the-money stock options for an economically equivalent grant of restricted stock in an effort to reduce the total number of options outstanding, and improve our ability to retain and provide incentives to our talented and valuable employees.  The Company issued a total of 1,540,713 shares of restricted stock in connection with the tender offer.  Of the total number of shares of restricted stock issued, the Company repurchased 609,324 shares from participants (at their direction) at a cost of approximately $10.7 million to pay individual income tax liabilities.  As a result, 931,389 net shares of restricted stock were issued.  We recorded a charge of $27.1 million ($17.2 million after-tax) to equity compensation in the first quarter of 2003 due to the tender offer.  All shares of restricted stock issued pursuant to the tender offer were issued under the Company’s SI Plan and are fully vested, but remain subject to transfer restrictions.

2.              Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and short-term investments.  We consider all highly liquid investments with original or remaining maturities of 90 days or less at the date of purchase to be cash equivalents.  Cash and cash equivalents at March 31, 2004 and December 31, 2003 include amounts of $18.1 million and $18.3 million, respectively, for the benefit of customers in compliance with applicable securities industry regulations.  Substantially all cash balances are in excess of federal deposit insurance limits.

3.              Fair Value Hedge

On March 12, 2002, our $200.0 million 7.5% fixed rate senior notes maturing in February 2006 (the “Notes”) were effectively converted to variable rate debt by entering into an interest rate swap agreement. The difference in floating rate interest paid and 7.5% fixed rate interest received is recorded as an adjustment to interest expense during the period that the related debt is outstanding.  As short-term interest rates fall, our interest expense declines and vice versa.  As of March 31, 2004, the floating rate being paid was 3.54%.  The change in the fair value of the swap is recorded on the consolidated balance sheet by adjusting the carrying amounts of the Notes by an offsetting amount for the swap.

Under Statement of Financial Accounting Standards No. 133 (“SFAS 133”) “Accounting for Derivative Instruments and Hedging Activities,” we account for the swap as a fair value hedge of the Notes.  This swap is considered 100% effective in hedging the changes in the fair value of the Notes arising from changes in interest rates, and accordingly, there has been no impact on earnings resulting from any ineffectiveness associated with this transaction.  As a result of the hedge, the Company realized interest expense savings of approximately $2.0 million and $1.9 million for the three months ended March 31, 2004 and 2003, respectively.  As of March 31, 2004, we have recorded a cumulative increase in “Other assets” of $10.9 million to reflect the fair value of the swap and a cumulative increase in “Long-term debt” of $10.9 million to reflect the fair value of the Notes.

4.              Stockholders’ Equity

Earnings per Share

Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding, which excludes unvested restricted stock awards.  Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding.  Stock options and restricted stock awards, which are common stock equivalents, have a dilutive effect on earnings per share in all periods presented and are therefore included in the computation of diluted earnings per share.

The components of basic and diluted earnings per share were as follows:

	Three months ended March 31,
	2004	2003
	in thousands, except per share data

Net income	$27,881	1,600

Weighted average shares outstanding - basic	80,682	80,499
Dilutive potential shares from stock options and restricted stock awards	1,563	601
Weighted average shares outstanding - diluted	82,245	81,100

Earnings per share:
Basic	$0.35	0.02
Diluted	$0.34	0.02

Dividends

On January 23, 2004, our board of directors approved a dividend in the amount of $0.15 per share to stockholders of record as of April 9, 2004 to be paid on May 3, 2004.  The total dividend to be paid is approximately $12.4 million.

5.              Acquisitions

Securian Strategic Alliance Agreement

On April 23, 2003, the Company entered into a Strategic Alliance Agreement with Securian Financial Group, Inc. (“Securian”), through which we became investment adviser of substantially all equity assets currently managed by Advantus Capital Management, Inc. (“Advantus”).  Advantus is a subsidiary of Securian and is an affiliate of Minnesota Life Insurance Company.  The strategic alliance also provided for Waddell & Reed to receive “Premier Strategic Partner” status in the Securian distribution system, including the Securian Financial Network (approximately 1,800 general agency registered representatives), Securian Financial Services (broker/dealer), and Securian Retirement Services (401(k)). This status provides the Ivy Funds and the W&R Target equity funds the greatest focus among fund families that Securian and Advantus have identified as strategic partners.

In September 2003, we paid $26.8 million (inclusive of acquisition costs) to purchase contracts for the management of nine actively managed equity funds of the Advantus Series Funds, a mutual fund family utilized within variable insurance products.  At the time of the purchase, the total amount of assets managed was $1,494 million of which $935 million was already being subadvised by us.  Upon obtaining the requisite shareholder approvals, these funds were subsequently merged into the W&R Target Funds family, whose funds also are utilized for variable insurance products.  As a result of this purchase, we recorded $26.8 million of indefinite life intangible assets.

In December 2003, we paid $5.0 million (inclusive of acquisition costs) to purchase contracts for the management of 11 actively managed retail funds of the Advantus Funds.  At the time of the purchase, the total amount of assets managed was $631 million, of which $150 million was already being sub-advised by us.  The assets acquired were subsequently merged into our Ivy Funds.  As a result of this purchase, we recorded $5.0 million of indefinite life intangible assets.

Because the contracts purchased related to the management of mutual funds which will continue to be offered under the W&R Target Funds and the Ivy Funds families and thus are not expected to be terminated in the foreseeable future, such intangible assets were determined to be non-amortizable under Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”).

WRIICO

On December 16, 2002, we acquired the business of Mackenzie Investment Management Inc. (“MIMI”), a Florida-based U.S. investment management subsidiary of Toronto-based Mackenzie Financial Corporation (“MFC”) and adviser of the Ivy Fund portfolios sold in the United States.  We continue to operate MIMI’s business through our subsidiary, Waddell & Reed Ivy Investment Company (“WRIICO”).  The results of operations of WRIICO are included in the accompanying financial statements since the date of acquisition. The total cost of the acquisition, including expenses, was $62.9 million, which exceeded the fair value of the net assets of MIMI by $44.5 million.  We recorded goodwill of $21.6 million and indefinite life intangible assets of $22.9 million in connection with this transaction.  Because the identifiable intangible assets recognized in the acquisition are contracts related to the management of mutual funds that will continue to be offered and are not expected to be terminated in the foreseeable future, such intangible assets were determined to be non-amortizable under SFAS 142.

The table below summarizes the allocation of the purchase price (in millions):

Net tangible assets acquired	$18.4
Identified intangible assets (not subject to amortization)	22.9
Goodwill	21.6
Total purchase price	$62.9

Our purchase of WRIICO included obligations under a lease for office space in Boca Raton, Florida that expires in 2013.  We utilized a portion of this office space through June 30, 2003 prior to operations transitioning to our home office in Kansas.  We plan to sub-lease this space for the remainder of the lease term.  As of March 31, 2004, the Company has recorded a net present value lease liability of approximately $7.2 million in connection with the closure of this facility.  The estimate of this liability is based upon our ability to sub-lease this space.  Our estimates anticipate that we will sub-lease 100% of the space by January 2005.

6.              Goodwill and Identifiable Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the tangible assets and identifiable intangible assets of an acquired business.   There were no changes to the carrying amount of goodwill during the first quarter of 2004.  Gross goodwill was $233.9 million and accumulated amortization was $38.6 million at March 31, 2004 and December 31, 2003.  Our goodwill is not deductible for tax purposes.

Identifiable Intangible assets

Identifiable intangible assets (all considered indefinite lived) are summarized as follows:

	March 31, 2004	December 31, 2003
	(in thousands)

Unamortized intangible assets:
Mutual fund management advisory contracts	$38,453	38,453
Sub-advisory management contracts	16,300	16,300
Total	$54,753	54,753

7.              Pension Plan and Postretirement Benefits Other Than Pension

We provide a non-contributory retirement plan that covers substantially all employees of the Company and certain vested former employees of Torchmark Corporation (our former parent company).  Benefits payable under the plan are based on years of service and compensation during the final ten years of employment.  We also sponsor an unfunded defined benefit postretirement medical plan that covers substantially all employees of the Company including Waddell & Reed and Legend advisors.  This medical plan is contributory with retiree contributions adjusted annually.  The following table presents the components of net periodic benefit cost related to these plans for the three months ended March 31, 2004 and 2003.

	Pension Benefits		Other Postretirement Benefits
	Three months ended March 31,		Three months ended March 31,
	2004	2003	2004	2003
	(in thousands)
Components of net periodic benefit cost:
Service cost	$1,270	1,074	118	118
Interest cost	1,099	977	85	79
Expected return on plan assets	(1,300)	(1,016)	—	—
Actuarial loss amortization	144	99	43	36
Prior service cost amortization	109	109	6	6
Transition obligation amortization	1	1	—	—

Net periodic benefit cost	$1,323	1,244	252	239

As disclosed in our financial statements for the year ended December 31, 2003, we anticipate that our contribution to the pension plan for 2004 will range from $7 million to $14 million.  During the quarter ending March 31, 2004, we did not make a contribution to the pension plan.

8.              Contingencies

The Company and/or certain of our subsidiaries are involved from time to time in various legal proceedings and claims incident to the normal conduct of business. On October 28, 2003 WDR announced that it was recording a charge of $32.0 million ($21.5 million net of tax) to recognize liabilities for estimated damages and legal costs for both the third quarter of 2003 and future legal costs in connection with the United Investors Life Insurance Company (“UILIC”) litigation, the NASD sales practice exam, and ongoing disputes with former sales personnel in our Advisors channel.  In addition to legal costs incurred in the third quarter of 2003, this charge included estimated damages and future legal costs assuming these matters are resolved in a manner that is unfavorable after exhausting all reasonable legal remedies.  As an estimate, it is possible that the ultimate amount of damages and legal costs could be higher or lower than the Company’s recorded liability.  As a result, any changes could have a material effect on the results of operations in a particular quarter or year as the Company evaluates this liability in future periods.

Alabama United Investors Litigation

See Note 18 of the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 for a history of this litigation.

The retrial in this matter commenced on March 1, 2004 and ended on March 17, 2004.  The three claims remanded for new trial were conversion, breach of contract alleging diversion of funds and fraudulent suppression regarding product development.  The breach of contract claim was dismissed at trial before reaching the jury.  The jury returned a verdict in the Company’s favor on the fraudulent suppression claim.  The jury returned a verdict in favor of United Investors against the Company and two of its subsidiaries on the conversion claim in the amount of $15 million in punitive damages for each defendant or a total of $45 million.  The verdicts are separate and not joint and several.  There was no award of any nominal or compensatory damages in favor of United Investors on the conversion claim.  The trial court entered judgment on the verdict on March 19, 2004.  The Company has filed post-judgment motions with the trial court seeking, among other things, judgment as a matter of law in the Company’s favor or, in the alternative, a new trial.  The Company has obtained a stay of execution on the judgment  pending the filing of a notice of appeal with the Alabama Supreme Court.  In the event this appeal may be necessary, a cash bond must be filed in the amount of 125 percent of the judgment (approximately $56.3 million) in order to stay execution on the judgment while the appeal is pending.  Post-trial arguments are scheduled for June 11, 2004.  If unsuccessful, the Company would be required to file its notice of appeal with the higher court and post the bond sometime in late July.

California United Investors Litigation

See Note 18 of the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 for a history of this litigation.

On April 5, 2004 the Company filed a Demurrer with the Superior Court of the State of California to have the original complaint dismissed on grounds that United Investors has failed to state sufficient facts to constitute causes of action under California law.  Oral argument on the Demurrer is scheduled for May 3, 2004.

On May 3, 2004 the Superior Court agreed with the Company’s position, sustained the Demurrer without leave to amend, and dismissed the case in its entirety. United Investors has the ability to appeal the decision within the next thirty days.

Kansas Torchmark Corporation Litigation

See Note 18 of the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 for a history of this litigation.  There were no material developments in this matter in this quarter.

Sawtelle Arbitration

See Note 18 of the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 for a history of this arbitration.

On February 26, 2004 Sawtelle filed his notice of appeal regarding the vacating of the punitive damage award of $25 million by the New York Supreme Court.  This notice was filed with the Appellate Division of the New York Supreme Court who originally vacated the punitive damages award in 2003.  No schedule has been set for the appeals process. A pre-argument conference for the appeal is scheduled for May 11, 2004.

Washington Square Arbitration

See Note 18 of the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 for a history of this arbitration. There were no material developments in this matter in this quarter.

NASD Enforcement Action

See Note 18 of the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 for a history of this enforcement action.

The hearing for this Disciplinary Proceeding in front of the NASD (No. CAF040002) will commence on March 14, 2005 in Kansas City, Missouri.

SEC/New York Attorney General

During the third quarter of 2003, the Company received a subpoena from the New York Attorney General’s office and requests for information from the Securities and Exchange Commission  in regard to their  investigations of late trading and market-timing transactions within the mutual fund industry.  These requests and investigations are ongoing and the Company is continuing to cooperate fully.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future.  All statements, other than statements of historical fact included in this Form 10-Q regarding our financial position, business strategy and other plans and objectives for future operations are forward-looking statements.  All forward-looking statements included in this Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update such forward-looking statements, whether as a result of new information, future events or otherwise.  Although we believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct or that we will take any actions that may presently be planned and neither us nor any other person will be responsible for the accuracy or completeness of any such forward-looking statements.  Certain important factors that could cause actual results to differ materially from our expectations are disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2003, which include, without limitation, a risk that the expected benefits from the expansion of our distribution channels may not be as beneficial as expected, the adverse effect from a decline in securities markets or if our products’ performance declines, failure to renew investment management agreements, our ability to retain key personnel and financial advisors, adverse results of litigation and/or arbitration, acts of terrorism and/or war, competition, changes in government regulation, availability and terms of capital, regulatory enforcement actions, acquisition strategy, less favorable economic and market conditions, including our cost to finance the Company, and other risks as set out in the reports filed by us with the Securities and Exchange Commission.   Should one or more of these risks materialize or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.  All subsequent written or oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by such factors.

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Form 10-Q and the audited financial statements and notes thereto in our 2003 Annual Report on Form 10-K, as well as a more detailed explanation of risk factors at the end of this Item 2 under the heading entitled “Forward Looking Information.”

Overview

The Company’s earnings and cash flows are heavily dependent on financial market conditions.  Significant increases or decreases in the various securities markets, particularly equity markets, can have a material impact on the Company’s results of operations, financial condition and cash flows.  We derive our revenues primarily from providing investment management, investment product underwriting and distribution, and administrative services to the Funds and institutional and separately managed accounts.  Investment management fees, our most substantial source of revenues, are based on the amount of average assets under management and are affected by sales levels, financial market conditions, redemptions, and the composition of assets.  Underwriting and distribution revenues, another substantial source of revenues, consist of sales charges and commissions derived from sales of investment and insurance products, distribution fees on certain variable products and asset based fees earned on our SPA product, as well as advisory services.  The products sold have various sales charge structures and the revenues received from sales of products vary based on the type and amount sold.  Rule 12b-1 distribution fees earned for distributing certain mutual fund shares are based upon a percentage of assets and fluctuate based on sales, redemptions, and financial market conditions.  Service fees include transfer agency fees, custodian fees for retirement plan accounts, and portfolio accounting fees.

Significant Developments

Restricted Stock Award

On April 2, 2004, we granted 1,044,230 shares of restricted stock with a fair market value of $25.01 per share under the SIP Plan.  These shares have no purchase price and vest over four years in one-third increments beginning on the second anniversary of the grant date.  Under the SIP, unvested shares of restricted stock may be forfeited upon the termination of employment with the Company, dependent upon the circumstances of termination.  Except for restrictions placed on the transferability of the restricted stock, holders of restricted stock have full stockholders rights during the term of restriction, including voting rights and the right to receive cash dividends.  Based upon the fair market of these restricted shares on the grant date, we will record deferred compensation totaling $26.1 million during the second quarter of 2004.  Deferred compensation is included as a component of stockholders’ equity and will be recognized as expense over the four-year vesting period.

Results of Operations – Three Months Ended March 31, 2004 as Compared with Three Months Ended March 31, 2003

Net Income

The Company reported net income of $27.9 million, or $0.34 per diluted share, in the first quarter of 2004 compared to net income of $1.6 million, or $0.02 per diluted share in first quarter of 2003.  In the prior year’s first quarter, we completed a tender offer to exchange certain stock options for an economically equivalent grant of restricted stock.  This resulted in a charge of approximately $27.1 million ($17.2 million after-tax).  For details of the tender offer, please see Note 1 to the Unaudited Consolidated Financial Statements which appears earlier in this report.  Exclusive of this charge, net income increased by $9.1 million primarily due to a 33% increase in overall average assets under management and a 29% increase in front-load investment product sales.

Investment Management Fee Revenues

Investment management fee revenues were $60.3 million, an increase of $15.5 million, or 35%, from the prior year’s first quarter primarily due to an increase in average assets under management.  Average assets under management for the current quarter were $37.0 billion compared to $27.7 billion in the first quarter of 2003, an increase of $9.3 billion, or 33%. The increase in average assets was attributable to a combination of new sales, the rebound of the equity markets during 2003, and the acquisition of Securian assets during the third and fourth quarters of 2003.

The following table provides information regarding the composition of our average assets under management by asset class and distribution channel.

	1Q 2004			1Q 2003
(amounts in millions)	Waddell & Reed Advisors	Wholesale	Total	Waddell & Reed Advisors	Wholesale	Total
Asset Class:
Equity	$19,701	11,414	31,115	15,787	5,945	21,732
Fixed Income	4,052	995	5,047	4,157	651	4,808
Money Market	795	60	855	1,152	50	1,202
Total	$24,548	12,469	37,017	21,096	6,646	27,742

Change in Assets Under Management

The following table summarizes the changes in our assets under management.  All sales are net of sales charges, also known as commissions.  The activity includes all activity of our Funds and institutional and separate accounts, including money market funds and net asset value accounts for which we receive no sales commissions.

	1Q 2004			1Q 2003
(amounts in millions)	Waddell & Reed Advisors	Wholesale	Total	Waddell & Reed Advisors	Wholesale	Total

Beginning Assets	$24,337	12,236	36,573	21,497	6,618	28,115

Sales (net of sales charges)	637	632	1,269	628	677	1,305
Redemptions	(897)	(671)	(1,568)	(852)	(484)	(1,336)
Net Sales	(260)	(39)	(299)	(224)	193	(31)

Net Exchanges	(50)	47	(3)	(12)	10	(2)
Reinvested Dividends & Capital Gains	38	34	72	44	41	85
Net Flows	(272)	42	(230)	(192)	244	52

Market Appreciation/(Depreciation)	211	106	317	(472)	(152)	(624)
Ending Assets	$24,276	12,384	36,660	20,833	6,710	27,543

The Waddell & Reed Advisors long-term redemption rate, which excludes money market funds, decreased from 12.2% in the first quarter of 2003 to 11.2% in the first quarter of 2004.  The Wholesale long-term redemption rate, which excludes money market funds, decreased from 28.0% in the first quarter of 2003 to 21.4% in the first quarter of 2004.

Underwriting and Distribution Fee Revenues

Underwriting and distribution fee revenues were $49.8 million, an increase of $7.0 million, or 16%, from last year’s first quarter.  The increase in revenues was primarily due to higher front-load investment product sales in our Waddell & Reed Advisors channel (consisting primarily of commissions on Class A shares) and an increase in asset-based fee revenues earned on deferred-load products (Class B and Class C shares) due to the increase in average assets under management.  Partially offsetting these increases was a decline in sales of insurance products.

The following table illustrates commissionable proprietary investment product sales by Waddell & Reed Advisors, including sales of our InvestEd portfolios.  Sales are shown gross of commissions and exclude sales of Legend retirement advisors, money market funds, other non-proprietary mutual funds, Ivy Funds, insurance products, and investment products sold at net asset value for which we receive no commission.

			Variance
(amounts in millions, except percentage data)	1Q 2004	1Q 2003	Amount	Percentage

Front-end load sales (Class A)	$333	237	96	41%
Variable annuity products	126	119	7	6%
Front-load product total	459	356	103	29%

Deferred-load sales (Class B & C)	70	61	9	15%
Total proprietary sales	$529	417	112	27%

Shareholder Service Fee Revenue

Shareholder service fee revenues from transfer agency, custodian, and accounting services were $19.0 million, an increase of $2.1 million, or 12%, from the first quarter of 2003.  The increase in service fee revenues was due to an increase in the average number of accounts over last year’s first quarter, the addition of a new fee effective July 1, 2003 for fund administration, and a slight increase in the average per account servicing fee.  The average number of shareholder accounts increased 7% to 2.35 million at March 31, 2004, compared with 2.21 million at March 31, 2003, primarily due to the addition of the Ivy accounts to our system in July 2003 and the addition of the Securian accounts in December 2003.

Underwriting and Distribution Expenses

Underwriting and distribution expenses were $51.8 million, an increase of $7.3 million, or 16%, from last year’s first quarter.  Total direct expenses (expenses relating to sales volume such as commission, advisor incentive compensation, commission overrides paid to field management, and commissions paid to third parties in our wholesale channel) increased by $5.4 million, or 20%, primarily due to a 16% increase in underwriting and distribution revenues from higher sales of Class A shares by our Waddell & Reed Advisors sales force.  In addition, certain direct expenses in our wholesale channel increased at a higher level than the corresponding revenues partially due to the addition of asset-based fees on variable annuities acquired from the Advantus Series Funds in September 2003.  Indirect selling costs (expenses that do not fluctuate directly with sales volume or sales revenues) increased by $1.9 million, or 11%, in total from last year’s first quarter, primarily related to our continued efforts of building out our wholesale channel.

Our consolidated distribution margin for the first quarter of 2004 was –3.9% compared to –4.0% for last year’s first quarter.  Our Waddell & Reed Advisors distribution margin, which excludes our wholesale efforts (institutional, defined benefit, intermediary, sub-advisory and Legend) and better reflects the activity of our salesforce only, improved to 3.9% for this year’s first quarter compared to –2.2% for last year’s first quarter.

Compensation and Related Cost

In this year’s first quarter, compensation and related costs (excluding equity compensation discussed below), increased by $0.6 million, or 3%, to $18.3 million.  The first quarter of 2003 included approximately $1.6 million in temporary costs paid to employees of WRIICO.  Exclusive of these costs, compensation and related costs increased by $2.2 million primarily due to higher expenses for hiring personnel to support our wholesale initiatives, higher incentive compensation and employee benefit costs.

Equity Compensation

Equity compensation expense in the first quarter of 2004 was $1.2 million compared to $27.7 million in the first quarter of 2003.  Results for the first quarter of 2003 included a $27.1 million charge related to a stock option tender offer.  Exclusive of this charge, equity compensation expense increased by $0.6 million.  The Company expects amortization expense of restricted stock to increase by approximately $1.6 million during the second quarter of 2004 (exclusive of employee retirements) as a result of the grant of restricted stock on April 2, 2004 discussed above in “Significant Developments.”

Sub-Advisory Fees

Sub-advisory fees for the first quarter of 2004 of $1.2 million represent fees paid to other asset managers for providing advisory services for certain Ivy Fund portfolios obtained in the acquisition of WRIICO and certain assets from the strategic alliance with Securian.  In most cases, these other asset managers were sub-advising the assets prior to our acquisition and specialize in investment styles not offered by the Company.  Gross management fees earned from these assets are included as part of management fee revenues discussed above.

General and Administrative Costs

General and administrative expenses increased by $0.1 million, or 1%, to $9.5 million in the first quarter of 2004.  Increases in temporary contracted business services and computer services were partially offset by lower expenses of WRIICO due to the closing of the MIMI headquarters in Florida in July 2003 and lower legal costs.  The decline in legal expenses was a result of certain legal costs being included in the $32.0 million charge recorded in the third quarter of 2003 for estimated damages and costs.

Investment and Other Income, Interest Expense and Taxes

Investment and other income, which consists primarily of interest income from investment securities, decreased $0.4 million, or 37%, from last year’s first quarter.  The decrease is principally due to a reduction in interest earned on the appeal bond deposit that was outstanding during the first quarter of 2003.

Interest expense decreased $0.2 million, or 8%, from last year’s first quarter.  This decrease was due to a combination of lower average short-term borrowings on money market loans and increased benefit from the interest rate swap on long-term debt compared to the first quarter of 2003.  Average debt outstanding for the first quarter of 2004 was $240.6 million compared to $266.0 million for the first quarter of 2003.  Our overall average interest rate, which includes other borrowing costs such as commitment fees, was 3.9% for both the first quarter of 2004 and the first quarter of 2003.

Our effective income tax rate for the first quarter of 2004 was 35.5% compared to 13.7% for the first quarter of 2003.  The lower rate for the first quarter of 2003 was primarily due to the $27.1 million charge for the stock option tender, thereby lowering the size of pre-tax income reported for the quarter relative to the size of permanent book-tax differences and favorable resolution of certain prior year tax liabilities.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operations.  Cash and cash equivalents were $95.5 million at March 31, 2004, an increase of $24.0 million from December 31, 2003.  Cash and cash equivalents include reserves of $18.1 million and $18.3 million for the benefit of customers in compliance with securities regulations at March 31, 2004 and December 31, 2003, respectively.  Cash and cash equivalents, investment securities and current receivables increased to $227.0 million at March 31, 2004 from $206.5 million at December 31, 2003.

A standby letter of credit was issued in connection with a court appeal bond posted with the Supreme Court of the State of New York (the NY Supreme Court”) related to the NASD arbitration award.  The appeal bond was purchased in the form of a surety bond, the only available means to post an appeal bond in the State of New York.  We are contingently liable under this standby letter of credit in the amount of $36.0 million.  As collateral for performance of obligations of the bank under the letter of credit, we have pledged a portion of our investment securities with a combined market value of $44.3 million at March 31, 2004.  These securities are recorded in “Investment securities – available for sale” on the consolidated balance sheet.  On January 28, 2004, the NY Supreme Court reversed and vacated the $25 million punitive damages award in favor of a former financial advisor.  This award had been previously reversed and vacated by the

Appellate Division of the NY Supreme Court in 2002, and then reinstated by the NASD Panel on September 4, 2003.  In addition, on January 28, 2004, the NY Supreme Court ordered the appeal bond posted with the court in the amount of $28.7 million that was backed by the standby letter of credit and collateralized by our investment securities to be released.  We are still in the process of obtaining a release from the bond at this time.

Cash flow provided from operations was $31.6 million and $12.9 million for the first quarters of 2004 and 2003, respectively.  The increase is primarily due to higher net income from operations.  In addition, cash flows from operations in the first quarter of 2003 were impacted by the payment of severance liabilities assumed as part of the WRIICO acquisition.  Changes to other receivables and accounts payable for the first quarter 2003 resulted primarily from several large purchases into our Funds that settled following quarter end.

Cash flow used in investing activities was $2.2 million during the first quarter of 2004.  The use of cash consisted of capital expenditures of approximately $1.4 million and the purchase of investment securities in the amount of $1.1 million, partially offset by the maturity of investment securities in the amount of $0.3 million.  Cash flow used in investing activities for the first quarter of 2003 was $4.5 million.  In the first quarter of 2003, we paid $3.3 million related to final working capital adjustments in connection with our acquisition of WRIICO and made capital expenditures of $2.7 million.  Partially offsetting these outflows of cash in the first quarter 2003 was approximately $2.0 million in proceeds from the maturity of investment securities.

Cash flow used in financing activities during the first quarter of 2004 was $5.4 million.  The use of cash consisted of dividends paid in the amount of $12.4 million and repurchases of our common stock in the amount of $21.8 million.  These amounts were partially offset by an increase in short-term borrowings from our money market program in the amount of $25.0 million and proceeds from the exercise of stock options in the amount of $3.7 million.  Cash flows used in financing activities during the first quarter of 2003 was $1.1 million, which consisted primarily of dividends paid in the amount of $10.7 million and approximately $10.6 million paid for the purchase of shares from the participants in the tender offer upon their direction for payment of their individual income tax liabilities. These amounts were partially offset by increased short-term borrowings of $20.0 million.

We have a 364-day revolving credit facility with various lenders for a total of $200.0 million, whereby the lenders could, at their option upon our request, expand the facility to $300.0 million.  At March 31, 2004, there was no balance outstanding under the facility.

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

As a matter of contesting the jury verdict in the UILIC case, we anticipate posting a cash bond of approximately $56.3 million with the Circuit Court of Jefferson County, Alabama during the third quarter of 2004.  We expect to fund this bond with a combination of current liquidity and borrowings on our money market loan program.

Long-term capital requirements include capital expenditures primarily for enhancement of technology infrastructure, strategic acquisitions, payment of dividends, repayment and servicing of the Company’s debt obligations and repurchases of the Company’s stock.

Interest Rate Swap Agreement

On March 12, 2002, our $200.0 million 7.5% Notes were effectively converted to variable rate debt by entering into an interest rate swap agreement.  As of March 31, 2004, the floating rate being paid on the swap is 3.54%.

Components of the consolidated balance sheet are affected by adjusting the carrying amount of the swap to its fair market value and adjusting the carrying amount of the Notes by an offsetting amount.  Accordingly, at March 31, 2004, we increased “Other” long-term liabilities by $10.9 million to reflect the fair market value of the swap and decreased our “Long-term debt” by $10.9 million to reflect the fair market value of the Notes.  It is management’s opinion that, due to the limited use of significant hedging or other activities involving derivative instruments, changes in the fair value of derivatives are not expected to have a material impact on our operating results or financial position.

Supplemental Information

	1Q 04	1Q 03	% Change
Redemption rates - long term
Waddell & Reed Advisors Channel	11.2%	12.2%
Wholesale Channel	21.4%	28.0%
Total	14.7%	16.1%

Sales per advisor (000’s) (1)
Total	202	130	55.4%
2+ Years (2)	309	175	76.6%
0 to 2 Years (3)	61	41	48.8%

Gross production per advisor	14.3	10.7	33.6%

Number of financial advisors (1)	2,497	3,103	(19.5)%
Average number of financial advisors (1)	2,611	3,196	(18.3)%

Number of shareholder accounts (000’s)	2,348	2,212	6.1%

(1) Excludes Legend Retirement Advisors
(2) Advisors licensed with the Company for two or more years
(3) Advisors licensed with the Company for less than 2 years

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

The Company has had no significant changes in its Quantitative and Qualitative Disclosures About Market Risk from that previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Part II.  Other Information

Item 1.                                   Legal Proceedings

See Notes to the Unaudited Consolidated Financial Statements, Note 8 Contingencies beginning on page 14 of this Quarterly Report on Form 10-Q regarding the status of the United Investors/Torchmark Corporation litigation, Sawtelle and Washington Square arbitration, and NASD Enforcement Action. Information required by this Item 1 is incorporated herein by reference to the disclosure contained in Note 8 of the Notes to the Unaudited Consolidated Financial Statements.

SEC/New York Attorney General

During the third quarter of 2003, the Company received a subpoena from the New York Attorney General’s office and requests for information from the Securities and Exchange Commission  in regard to their  investigations of late trading and market-timing transactions within the mutual fund industry.  These requests and investigations are ongoing and the Company is continuing to cooperate fully.

Item 2.                                   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table sets forth certain information about the shares of Class A common stock we repurchased during the first quarter of 2004.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under The Program

Jan. 1 – Jan. 31	516,900	$24.62	516,900	n/a (1)
Feb. 1 – Feb. 29	224,000	$26.68	224,000	n/a (1)
March 1 – March 31	125,000	$24.52	125,000	n/a (1)

Total	865,900	$25.14	865,900

(1)                                  On August 31, 1998, we announced that our board of directors had approved a program to repurchase shares of our Class A common stock on the open market.  Under the repurchase program, we are authorized to repurchase, in any seven-day period, the greater of (i) 3% of our outstanding Class A common stock, or (ii) $50 million of our Class A common stock.  Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased.  During this first quarter of 2004, all stock repurchases were made pursuant to this repurchase program.

Item 6.                                   Exhibits and Reports on Form 8-K

(a)                                                          Exhibits:

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Executive Officer

(b)                                                         Reports on Form 8-K:

Current Report on Form 8-K Item 12 dated January 29, 2004.

Furnished not filed.  No financial statements were required to be filed.

Current Report on Form 8-K Item 5 dated January 14, 2004.

Furnished not filed.  No financial statements were required to be filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 3rd day of May, 2004.

WADDELL & REED FINANCIAL, INC.

By:	/s/ Keith A. Tucker

Chairman of the Board and

Chief Executive Officer
(Principal Executive Officer)

By:	/s/ John E. Sundeen, Jr.

Senior Vice President,

Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/ Mark A. Schieber

Vice President and

Controller

(Principal Accounting Officer)