Form 10-Q
period 2004-06-30
WADDELL & REED FINANCIAL INC
filed 2004-07-29
CIK 1052100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes  ☒      No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the

Exchange Act).Yes  ☒      No  ☐

Shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Class	Outstanding as of July 26, 2004
Class A common stock, $.01 par value	82,505,920

Waddell & Reed Financial, Inc.

Form 10-Q

Quarter Ended June 30, 2004

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	June 30, 2004	December 31, 2003
	(unaudited)
Assets

Assets:
Cash and cash equivalents	$75,597	71,466
Investment securities	74,123	81,417
Receivables:
Funds and separate accounts	22,769	22,545
Customers and other	33,336	31,036
Deferred income taxes	30	36
Prepaid expenses and other current assets	7,746	6,018

Total current assets	213,601	212,518

Property and equipment, net	54,871	55,492
Deferred sales commissions, net	14,986	15,334
Goodwill	195,309	195,309
Intangible assets	54,753	54,753
Prepaid pension costs	9,309	11,591
Other assets	17,801	20,807

Total assets	$560,630	565,804

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable	$45,410	54,335
Accrued sales force compensation	10,274	12,317
Accrued other compensation	12,350	10,048
Short-term notes payable	27,000	25,000
Income taxes payable	6,306	12,931
Other current liabilities	38,862	44,228

Total current liabilities	140,202	158,859

Long-term debt	205,172	209,711
Accrued pensions and post-retirement costs	7,780	6,848
Deferred income taxes	10,180	8,656
Other	6,059	6,325

Total liabilities	369,393	390,399

Stockholders’ equity :
Common stock - $0.01 par value: 250,000 shares authorized; 99,701 shares issued; 82,510 shares outstanding (82,048 at December 31, 2003)	997	997
Additional paid-in capital	238,209	235,344
Retained earnings	358,894	330,561
Deferred compensation	(37,130)	(15,370)
Cost of 17,191 common shares in treasury (17,653 at December 31, 2003)	(372,641)	(379,612)
Accumulated other comprehensive income	2,908	3,485

Total stockholders’ equity	191,237	175,405

Total liabilities and stockholders’ equity	$560,630	565,804

See accompanying notes to unaudited consolidated financial statements

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited, in thousands, except for per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003

Revenues:
Investment management fees	$59,261	49,009	119,557	93,835
Underwriting and distribution fees	45,703	43,840	95,506	86,617
Shareholder service fees	19,101	17,052	38,068	33,917

Total revenues	124,065	109,901	253,131	214,369

Operating expenses:
Underwriting and distribution	50,048	45,295	101,807	89,774
Compensation and related costs	18,024	16,322	36,276	34,016
Equity compensation	3,396	1,193	4,636	28,885
Sub-advisory fees	1,301	87	2,482	175
General and administrative	9,535	10,530	19,021	19,931
Depreciation	2,249	1,720	4,477	3,414

Total operating expenses	84,553	75,147	168,699	176,195

Operating income	39,512	34,754	84,432	38,174

Investment and other income	2,494	1,966	3,098	2,922
Interest expense	(2,415)	(2,570)	(4,725)	(5,093)

Income before provision for income taxes	39,591	34,150	82,805	36,003

Provision for income taxes	14,387	11,884	29,720	12,137

Net income	$25,204	22,266	53,085	23,866

Net income per share:
- Basic	$0.31	0.27	0.66	0.29
- Diluted	$0.31	0.27	0.65	0.29

Weighted average shares outstanding:
- Basic	80,487	81,438	80,585	80,969
- Diluted	81,755	82,644	82,001	81,893

Dividends declared per common share	$0.1500	0.1326	0.3000	0.2652

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003

Net income	$25,204	22,266	53,085	23,866
Other comprehensive income:
Net unrealized appreciation (depreciation) of investments during the period, net of income taxes of $(1,482), $868, $(1,160) and $1,056, respectively	(2,523)	1,411	(1,803)	1,713
Reclassification adjustment for amounts included in net income, net of income taxes of $720, $435, $720 and $428	1,226	710	1,226	698

Comprehensive income	$23,907	24,387	52,508	26,277

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2004

(Unaudited, in thousands)

	Common stock		Additional paid-in capital	Retained earnings	Deferred compensation	Treasury stock	Accumulated other comprehensive income	Total stockholders’ equity

	Shares	Amount

Balance at December 31, 2003	99,701	$997	$235,344	$330,561	$(15,370)	$(379,612)	$3,485	$175,405

Net income	—	—	—	53,085	—	—	—	53,085
Recognition of equity compensation	—	—	(16)	—	4,770	(76)	—	4,678
Issuance of restricted shares and other	—	—	3,540	—	(26,530)	22,990	—	—
Dividends accrued	—	—	—	(24,752)	—	—	—	(24,752)
Exercise of stock options	—	—	(1,693)	—	—	5,823	—	4,130
Tax benefit from equity awards	—	—	1,034	—	—	—	—	1,034
Treasury stock repurchases	—	—	—	—	—	(21,766)	—	(21,766)
Reclassification for amounts included in net income	—	—	—	—	—	—	1,226	1,226
Unrealized loss on investment securities	—	—	—	—	—	—	(1,803)	(1,803)

Balance at June 30, 2004	99,701	$997	$238,209	$358,894	$(37,130)	$(372,641)	$2,908	$191,237

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the six months ended June 30,
	2004	2003

Cash flows from operating activities:
Net income	$53,085	23,866
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,305	4,121
(Gain)/loss on sale of investments	3	(1,126)
Unrealized (gain) on trading securities	(1,948)	—
Capital gains and dividends reinvested	(45)	(64)
Recognition of deferred compensation	4,636	28,763
Loss on sale and retirement of fixed assets	65	138
Deferred income taxes	1,969	6,466
Changes in assets and liabilities:
Receivables from funds and separate accounts	(224)	(6,186)
Other receivables	(2,300)	(250)
Other assets	(797)	(467)
Accounts payable	(8,925)	1,722
Other liabilities	(10,101)	(1,907)

Net cash provided by operating activities	40,723	55,076

Cash flows from investing activities:
Purchases of investment securities	(1,123)	(4,715)
Proceeds from sales of investment securities	31	256
Proceeds from maturity of investment securities	8,740	2,069
Proceeds from appeal bond deposit	—	62,500
Additions to property and equipment	(3,921)	(6,505)
Cash paid for acquisitions	—	(3,315)

Net cash provided by investing activities	3,727	50,290

Cash flows from financing activities:
Net short-term borrowings (repayments)	2,000	(58,000)
Cash dividends	(24,683)	(21,590)
Other stock transactions	—	(10,650)
Purchase of treasury stock	(21,766)	—
Exercise of stock options	4,130	7,106

Net cash used in financing activities	(40,319)	(83,134)

Net increase in cash and cash equivalents	4,131	22,232

Cash and cash equivalents at beginning of period	71,466	53,418

Cash and cash equivalents at end of period	$75,597	75,650

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.                        The Company and Significant Accounting Policies

Waddell & Reed Financial, Inc. and Subsidiaries

Waddell & Reed Financial, Inc. and subsidiaries (hereinafter referred to as the “Company,” “we,” “us,” or “our”) derive revenues primarily from investment management services, investment product underwriting and distribution, and shareholder services administration provided to the Waddell & Reed Advisors Group of Mutual Funds (the “Advisors Funds”), W&R Target Funds, Inc. (the “Target Funds”), Ivy Funds, Inc. and the Ivy Funds portfolios (collectively, the “Ivy Funds”), and Waddell & Reed InvestEd Portfolios, Inc. (“InvestEd”) (collectively, the “Funds”), and institutional and separately managed accounts.  Our revenues are largely dependent on the total value and composition of assets under management, which include mainly domestic equity securities, but also include debt securities and international equities.  Accordingly, fluctuations in financial markets and composition of assets under management impact revenues and results of operations.

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

The accompanying consolidated financial statements have been prepared consistently with the accounting policies described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003, which includes information regarding the use of estimates, disclosures about fair value of financial instruments, investment securities and investments in affiliated mutual funds, comprehensive income, property and equipment, software developed for internal use, goodwill and intangible assets, deferred sales commissions, revenue recognition, advertising and promotion, income taxes, derivatives and hedging activities, and litigation contingencies.

In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only a normal and recurring nature) necessary to present fairly our financial position at June 30, 2004 and December 31, 2003 and the results of operations for the three months and six months ended June 30, 2004 and 2003, and cash flows for the six months ended June 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States.

Stock-Based Compensation

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its stock-based compensation plans.  Accordingly, no compensation expense has been recognized for employee stock-based compensation plans other than for restricted stock and instances where the vesting of option awards have been accelerated.  The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation-Transition and Disclosure,” an amendment of Statement of Financial Accounting Standards No. 123 (“SFAS 123”); therefore, no compensation expense was recognized for the Company’s employee stock options.  If compensation expense for the Company’s employee stock options had been determined based on the fair value at the grant date, consistent with the methodology prescribed under SFAS 148, the Company’s net income and earnings per share would have approximated the pro forma amounts indicated below.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share data)

Net income, as reported	$25,204	22,266	53,085	23,866
Add: Stock-based employee compensation included in reported net income, net of related tax effect	—	—	—	17,057
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(442)	(926)	(1,066)	(24,343)

Pro forma net income	$24,762	21,340	52,019	16,580

Basic earnings per share
As reported	$0.31	0.27	0.66	0.29
Pro forma	$0.31	0.26	0.65	0.20
Diluted earnings per share
As reported	$0.31	0.27	0.65	0.29
Pro forma	$0.30	0.26	0.63	0.20

The weighted-average fair value of each stock option included in the preceding pro forma amounts was estimated using a Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options.

Pro forma results for the six months ended June 30, 2003 include an after-tax charge of $17.2 million related to the Company’s stock option tender offer in the first quarter of 2003.  Because of significantly higher Black-Scholes valuations for tendered options at their date of grant compared to their valuation at the time of the first quarter 2003 tender offer, the actual charge to earnings for the exchange of options for restricted shares was less than the remaining unamortized SFAS 123 expense for these options.  Therefore, pro forma net income for the six months ended June 30, 2003 included a $4.6 million, net of tax, write-off of unamortized SFAS 123 expense related to options cancelled in the stock option tender offer.

In recognition of emerging changes in the area of accounting for stock compensation, the Company’s board of directors began approving grants of restricted shares of the Company’s common stock in lieu of stock options at the end of 2002.  As of June 30, 2004, a total of 2,018,624 shares of unvested restricted stock were outstanding.  Grants of restricted stock are valued on the date of grant and expensed using the straight-line method over a four year vesting period.  These restricted shares vest over four years in one-third increments beginning on the second anniversary of the grant date.  Unvested shares of restricted stock may be forfeited upon termination of employment with the Company, dependent upon the circumstances of termination.  Except for restrictions placed on the transferability of the restricted stock, holders of restricted stock have full stockholders rights during the term of restriction, including voting rights and the right to receive cash dividends.

On February 12, 2003, the Company made a tender offer to exchange certain out-of-the-money stock options for an economically equivalent grant of restricted stock in an effort to reduce the total number of options outstanding, and improve our ability to retain and provide incentives to our talented and valuable employees.  The Company issued a total of 1,540,713 shares of restricted stock in connection with the tender offer.  Of the total number of shares of restricted stock issued, the Company repurchased 609,324 shares from participants at a cost of approximately $10.7 million to pay their individual income tax liabilities.  As a result, 931,389 net shares of restricted stock were issued.  We recorded a charge of $27.1 million ($17.2 million after-tax) to equity compensation in the first quarter of 2003 due to the tender offer.  All shares of restricted stock issued pursuant to the tender offer were issued under the Company’s 1998 Stock Incentive Plan, as amended and restated, (the “SIP”) and are fully vested, but remain subject to transfer restrictions.

2.                        Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and short-term investments.  We consider all highly liquid investments with original or remaining maturities of 90 days or less at the date of purchase to be cash equivalents.  Cash and cash equivalents at June 30, 2004 and December 31, 2003 include amounts of $15.6 million and $18.3 million, respectively, for the benefit of customers in compliance with applicable securities industry regulations.  Substantially all cash balances are in excess of federal deposit insurance limits.

3.                        Fair Value Hedge

On March 12, 2002, our $200.0 million 7.5% fixed rate senior notes maturing in February 2006 (the “Notes”) were effectively converted to variable rate debt by entering into an interest rate swap agreement. The difference in floating rate interest paid and 7.5% fixed rate interest received is recorded as an adjustment to interest expense during the period that the related debt is outstanding.  As short-term interest rates fall, our interest expense declines and vice versa.  As of June 30, 2004, the floating rate being paid was 3.81%.  The change in the fair value of the swap is recorded on the consolidated balance sheet by adjusting the carrying amounts of the Notes by an offsetting amount for the swap.

Under Statement of Financial Accounting Standards No. 133 (“SFAS 133”) “Accounting for Derivative Instruments and Hedging Activities,” we account for the swap as a fair value hedge of the Notes.  This swap is considered 100% effective in hedging the changes in the fair value of the Notes arising from changes in interest rates, and accordingly, there has been no impact on earnings resulting from any ineffectiveness associated with this transaction.  Interest expense savings realized as a result of the hedge was approximately $1.9 million and $3.8 million for the three and six months ended June 30, 2004, respectively.  For the three and six months ended June 30, 2003, we realized interest expense savings of $1.8 million and $3.7 million, respectively.  As of June 30, 2004, we have recorded a cumulative increase in “Other assets” of $5.9 million to reflect the fair value of the swap and a cumulative increase in “Long-term debt” of $5.9 million to reflect the fair value of the Notes.

4.                        Investments

Investments are as follows (in thousands):

	Carrying Value
	June 30, 2004	December 31, 2003
Available-for-sale securities:
United States government-backed mortgage securities	$462	552
Municipal bonds	17,040	17,628
Corporate bonds	14,362	23,493
Affiliated mutual funds	32,011	39,432
	63,875	81,105

Trading securities:
Affiliated mutual funds	10,248	312

Total investments	$74,123	81,417

Certain information related to our available-for-sale securities is as follows (in thousands):

	June 30, 2004	December 31, 2003

Cost	$59,259	75,473
Gross unrealized gains	5,999	6,905
Gross unrealized losses	(1,383)	(1,273)

Market value	$63,875	81,105

Effective June 30, 2004, we began matching of the Company’s investments to the funding obligations created by our deferred compensation plans.  These plans allow employees to choose investment vehicles, which are primarily Company sponsored mutual funds.  Accordingly, we changed the classification for certain mutual fund holdings from available-for-sale to trading.  This resulted in the recognition of an unrealized gain of $1.9 million reflected in investment and other income.

A summary of debt securities and mutual funds with market values below carrying values at June 30, 2004 is as follows:

	12 months or longer
	Fair value	Unrealized (losses)
	(in thousands)

Municipal bonds	$11,402	(1,067)
Corporate bonds	1,638	(304)
Mutual funds	95	(12)

Total temporarily impaired securities	$13,135	(1,383)

We assess the carrying value of investments in debt and equity securities each quarter to determine whether an other than temporary decline in market value exists.  Based upon our assessment of these bonds and our history of holding bonds until maturity, we determined that a write-down was not appropriate at this time.

5.                        Stockholders’ Equity

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

The components of basic and diluted earnings per share were as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share data)

Net income	$25,204	22,266	53,085	23,866

Weighted average shares outstanding-basic	80,487	81,438	80,585	80,969
Dilutive potential shares from stock options and restricted stock awards	1,268	1,206	1,416	924
Weighted average shares outstanding-diluted	81,755	82,644	82,001	81,893
Earnings per share:
Basic	$0.31	0.27	0.66	0.29
Diluted	$0.31	0.27	0.65	0.29

Dividends

On April 27, 2004, our board of directors approved a dividend in the amount of $0.15 per share to stockholders of record as of July 12, 2004 to be paid on August 2, 2004.  The total dividend to be paid is approximately $12.4 million.

6.                        Acquisitions

Securian Strategic Alliance Agreement

On April 23, 2003, the Company entered into a Strategic Alliance Agreement with Securian Financial Group, Inc. (“Securian”), through which we became investment adviser of substantially all equity assets managed by Advantus Capital Management, Inc. (“Advantus”).  Advantus is a subsidiary of Securian and is an affiliate of Minnesota Life Insurance Company.  The strategic alliance provides Waddell & Reed with “Premier Strategic Partner” status in the Securian distribution system, including the Securian Financial Network (approximately 1,700 general agency registered representatives), Securian Financial Services (broker/dealer), and Securian Retirement Services (401(k)). This status provides the Ivy Funds and the W&R Target equity funds the greatest focus among fund families that Securian and Advantus have identified as strategic partners.

In September 2003, we paid $26.8 million (inclusive of acquisition costs) to purchase contracts for the management of nine equity funds of the Advantus Series Funds, a mutual fund family utilized within variable insurance products.  At the time of the purchase, the total amount of assets managed was $1,494 million of which $935 million was already being sub-advised by us.  Upon obtaining the requisite shareholder approvals, these funds were merged into the W&R Target Funds family, whose funds also are utilized for variable insurance products.  As a result of this purchase, we recorded $26.8 million of indefinite life intangible assets.

In December 2003, we paid $5.0 million (inclusive of acquisition costs) to purchase contracts for the management of 11 retail funds of the Advantus Funds.  At the time of the purchase, the total amount of assets managed was $631 million, of which $150 million was already being sub-advised by us.  The assets acquired were subsequently merged into our Ivy Funds.  As a result of this purchase, we recorded $5.0 million of indefinite life intangible assets.

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

WRIICO

On December 16, 2002, we acquired the business of Mackenzie Investment Management Inc. (“MIMI”), a Florida-based U.S. investment management subsidiary of Toronto-based Mackenzie Financial Corporation (“MFC”) and adviser of the Ivy Fund portfolios sold in the United States.  We continue to operate MIMI’s business through a subsidiary, Waddell & Reed Ivy Investment Company (“WRIICO”).  The results of operations of WRIICO are included in the accompanying financial statements since the date of acquisition. The total cost of the acquisition, including expenses, was $62.9 million, which exceeded the fair value of the net assets of MIMI by $44.5 million.  We recorded goodwill of $21.6 million and indefinite life intangible assets of $22.9 million in connection with this transaction.  Because the identifiable intangible assets recognized in the acquisition are contracts related to the management of mutual funds that will continue to be offered and are not expected to be terminated in the foreseeable future, such intangible assets were determined to be non-amortizable under SFAS 142.

Our purchase of WRIICO included obligations under a lease for office space in Boca Raton, Florida that expires in 2013.  We utilized a portion of this office space through June 30, 2003, prior to operations transitioning to our home office in Kansas.  We plan to sub-lease this space for the remainder of the lease term.  As of June 30, 2004, the Company has recorded a net present value lease liability of approximately $6.8 million in connection with the closure of this facility.  The estimate of this liability is based upon our ability to sub-lease this space.  Our estimates anticipate that we will sub-lease 100% of the space by January 2005.

7.                        Goodwill and Identifiable Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the tangible assets and identifiable intangible assets of an acquired business.   There were no changes to the carrying amount of goodwill during the second quarter of 2004.  Gross goodwill was $233.9 million and accumulated amortization was $38.6 million at June 30, 2004 and December 31, 2003.  Our goodwill is not deductible for tax purposes.

Identifiable Intangible Assets

Identifiable intangible assets (all considered indefinite lived) are summarized as follows:

	June 30, 2004	December 31, 2003
	(in thousands)
Unamortized intangible assets:
Mutual fund management advisory contracts	$38,453	38,453
Sub-advisory management contracts	16,300	16,300
Total	$54,753	54,753

In accordance with guidelines set forth under SFAS 142, a detailed valuation was performed as of June 30, 2004 to measure both the fair value and the carrying value of each business unit for possible impairment.  The determination of possible impairment is primarily measured by reference to various valuation techniques used in the investment management industry, quoted market values, and future cash flows.  As a result of the valuation analysis, it was determined that no impairment of goodwill or intangibles existed because the fair value of each business unit exceeded its carrying value.

8.                        Pension Plan and Postretirement Benefits Other Than Pension

We provide a non-contributory retirement plan that covers substantially all employees of the Company and certain vested former employees of Torchmark Corporation (our former parent company).  Benefits payable under the plan are based on years of service and compensation during the final ten years of employment.  We also sponsor an unfunded defined benefit postretirement medical plan that covers substantially all employees of the Company including Waddell & Reed and Legend advisors.  This medical plan is contributory with retiree contributions adjusted annually.  FASB Staff Position FAS 106-2, related to a prescription-drug subsidy allowed to qualifying employers under medicare legislation enacted in 2003, will have little or no impact on the plan’s costs.  The plan does not provide for post age 65 benefits with the exception of a small group of employees that were grandfathered when the plan was established.  The components of net periodic benefit cost related to these plans were as follows:

	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	Three months ended June 30,		Three months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003	2004	2003	2004	2003
	(in thousands)
Components of net periodic benefit cost:
Service cost	$1,062	1,074	118	118	2,332	2,148	236	235
Interest cost	1,037	977	85	79	2,136	1,954	169	157
Expected return on plan assets	(1,299)	(1,016)	—	—	(2,599)	(2,033)	—	—
Actuarial loss amortization	68	99	43	36	212	199	86	71
Prior service cost amortization	109	109	6	6	218	218	12	12
Transition obligation amortization	1	1	—	—	2	2	—	—

Net periodic benefit cost	$978	1,244	252	239	2,301	2,488	503	475

As disclosed in our financial statements for the year ended December 31, 2003, we anticipate that our contribution to the pension plan for 2004 will range from $7 million to $14 million.  During the six month period ending June 30, 2004, we did not make a contribution to the pension plan.

9.                        Contingencies

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

The retrial in this matter commenced on March 1, 2004 and ended on March 17, 2004.  The three claims remanded for new trial were conversion, breach of contract alleging diversion of funds and fraudulent suppression regarding product development.  The breach of contract claim was dismissed at trial before reaching the jury.  The jury returned a verdict in the Company’s favor on the fraudulent suppression claim.  The jury returned a verdict in favor of United Investors against the Company and two of its subsidiaries on the conversion claim in the amount of $15 million in punitive damages for each defendant.  The verdicts are separate and not joint and several.  There was no award of any nominal or compensatory damages in favor of UILIC on the conversion claim.  The trial court entered judgment on the verdict on March 19, 2004.  The Company filed post-judgment motions with the trial court seeking, among other things, judgment as a matter of law in the Company’s favor or, in the alternative, a new trial.  Post-trial arguments occurred on June 25, 2004.  The trial judge ruled against the Company on its post-trial motions.  As a result, the Company must file its notice of appeal with the Alabama Supreme Court within 42 days of the denial of its post-trial motions. In order to stay execution on the judgment while the appeal is pending, each defendant would be required to post a bond equal to 125 percent of the judgment against it.  The Company intends to vigorously contest the jury verdict.  Management believes that the jury verdict is not supported by the evidence or case law in Alabama.  In the opinion of management, the size and nature of the judgment upon appeal, if any is unknown and not reasonably determinable; therefore, no liability has been recorded in the consolidated financial statements of Waddell & Reed Financial, Inc.

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

On May 3, 2004 the Superior Court agreed with the Company’s position, sustained the Demurrer without leave to amend, and dismissed the case in its entirety.  United Investors has filed its notice to appeal the granting of the demurrer with the California Court of Appeals.

Kansas Torchmark Corporation Litigation

See Note 18 of the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 for a history of this litigation.  Trial is currently set for August 31, 2004.

Sawtelle Arbitration

See Note 18 of the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 for a history of this arbitration.

On February 26, 2004, Sawtelle filed his notice of appeal regarding the vacating of the punitive damage award of $25 million by the New York Supreme Court.  This notice was filed with the Appellate Division of the New York Supreme Court who originally vacated the punitive damages award in 2003.  No schedule has been set for the appeals process.  Additionally, Sawtelle has asked the Supreme Court to remit damages in the case to two-to-four times compensatory damages, which were $1.08 million.  The Company has opposed this request.

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

Overview

The Company’s earnings and cash flows are heavily dependent on financial market conditions.  Significant increases or decreases in the various securities markets, particularly equity markets, can have a material impact on the Company’s results of operations, financial condition and cash flows.  We derive our revenues primarily from providing investment management, investment product underwriting and distribution, and administrative services to the Funds and institutional and separately managed accounts.  Investment management fees, our most substantial source of revenues, are based on the amount of average assets under management and are affected by sales levels, financial market conditions, redemptions, and the composition of assets.  Underwriting and distribution revenues, another substantial source of revenues, consist of sales charges and commissions derived from sales of investment and insurance products, distribution fees on certain variable products, and asset based fees earned on our SPA product, as well as fees for advisory services.  The products sold have various sales charge structures and the revenues received from product sales vary based on the type and amount sold.  Rule 12b-1 distribution fees earned for distributing certain mutual fund shares are based upon a percentage of assets and fluctuate based on sales, redemptions, and financial market conditions.  Service fees include transfer agency fees, custodian fees for retirement plan accounts, and portfolio accounting fees.

Significant Developments

Restricted Stock Award

On April 2, 2004, we granted 1,044,230 shares of restricted stock with a fair market value of $25.01 per share under the SIP.  These shares vest over four years in one-third increments beginning on the second anniversary of the grant date.  Under the SIP, unvested shares of restricted stock may be forfeited upon the termination of employment with the Company, dependent upon the circumstances of termination.  Except for restrictions placed on the transferability of the restricted stock, holders of restricted stock have full stockholders rights during the term of restriction, including voting rights and the right to receive cash dividends.  Based upon the fair market of these restricted shares on the grant date, we recorded deferred compensation totaling $26.1 million during the second quarter of 2004.  Deferred compensation is included as a component of stockholders’ equity and is recognized as expense over the four-year vesting period.

Results of Operations – Three Months Ended June 30, 2004 as Compared with Three Months Ended June 30, 2003

Net Income

The Company reported net income of $25.2 million, or $0.31 per diluted share, in the second quarter of 2004 compared to net income of $22.3 million, or $0.27 per diluted share, in the second quarter of 2003.  The increase in net income was primarily due to an 18% increase in overall average assets under management.  In addition, the Company changed its classification for certain mutual fund holdings during the second quarter of 2004 from available-for-sale securities to trading securities.  As a result of this change in classification, approximately $1.9 million ($1.2 million after-tax) in unrealized gains on these investments were recognized in earnings during the quarter.  The second quarter of 2003 included a gain on the sale of mutual fund assets of approximately $1.1 million ($0.7 million after-tax).

Investment Management Fee Revenues

Investment management fee revenues were $59.3 million, an increase of $10.3 million, or 21%, from the prior year’s second quarter primarily due to an increase in average assets under management.  Average assets under management for the current quarter were $36.1 billion compared to $30.5 billion in the second quarter of 2003, an increase of $5.6 billion, or 18%. The increase in average assets was attributable to the rebound of the equity markets during the second half of 2003 and the acquisition of $2.4 billion of Securian assets during the third and fourth quarters of 2003.

The following table provides information regarding the composition of our average assets under management by asset class and distribution channel.  Our distribution channels consist of our Waddell & Reed Advisors channel (proprietary sales force) and our Wholesale channel (includes, among others, institutional, non-proprietary and Legend).

	2Q 2004			2Q 2003
(amounts in millions)	Waddell & Reed Advisors	Wholesale	Total	Waddell & Reed Advisors	Wholesale	Total
Asset Class:
Equity	$19,335	11,069	30,404	16,559	7,753	24,312
Fixed Income	3,884	961	4,845	4,381	651	5,032
Money Market	739	63	802	1,111	41	1,152
Total	$23,958	12,093	36,051	22,051	8,445	30,496

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

	2Q 2004			2Q 2003
(amounts in millions)	Waddell & Reed Advisors	Wholesale	Total	Waddell & Reed Advisors	Wholesale	Total

Beginning Assets	$24,276	12,384	36,660	20,833	6,710	27,543

Securian Assets	—	—	—	—	1,338	1,338

Sales (net of sales charges)	532	472	1,004	579	997	1,576
Redemptions	(861)	(794)	(1,655)	(869)	(677)	(1,546)
Net Sales	(329)	(322)	(651)	(290)	320	30

Net Exchanges	(12)	11	(1)	8	(10)	(2)
Reinvested Dividends & Capital Gains	38	35	73	70	37	107
Net Flows	(303)	(276)	(579)	(212)	347	135

Market Appreciation	200	77	277	1,891	787	2,678
Ending Assets	$24,173	12,185	36,358	22,512	9,182	31,694

The Waddell & Reed Advisors long-term redemption rate, which excludes money market funds, improved slightly from 11.5% in the second quarter of 2003 to 11.4% in the second quarter of 2004.  The Wholesale long-term redemption rate, which excludes money market funds, improved from 31.1% in the second quarter of 2003 to 26.1% in the second quarter of 2004.

Underwriting and Distribution Fee Revenues

Underwriting and distribution fee revenues were $45.7 million, an increase of $1.9 million, or 4%, from last year’s second quarter.  The increase in revenues was primarily due to higher front-load investment product sales in our Waddell & Reed Advisors channel (consisting primarily of commissions on Class A shares) and an increase in asset-based fee revenues earned on Class B and Class C share deferred-load products due to the increase in average assets under management.  Partially offsetting these increases was a decline in sales of variable annuity products reflecting a difficult environment for variable annuities and a decrease in sales of insurance products.

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

			Variance
(amounts in millions, except percentage data)	2Q 2004	2Q 2003	Amount	Percentage

Front-end load sales (Class A)	$295	252	43	17%
Variable annuity products	84	120	(36)	(30)%
Front-load product total	379	372	7	2%

Deferred-load sales (Class B & C)	58	65	(7)	(11)%
Total proprietary sales	$437	437	—	—%

Shareholder Service Fee Revenue

Shareholder service fee revenues from transfer agency, custodian, and accounting services were $19.1 million, an increase of $2.0 million, or 12%, from the second quarter of 2003.  The increase in service fee revenues was due to an increase in the average number of accounts over last year’s second quarter, the addition of a new fee effective July 1, 2003 for fund administration, and a slight increase in the average per account servicing fee.  The average number of shareholder accounts increased 5% to 2.36 million at June 30, 2004, compared with 2.25 million at June 30, 2003, primarily due to the addition of the Ivy accounts to our system in June 2003 and the addition of the Securian accounts in December 2003.

Underwriting and Distribution Expenses

Underwriting and distribution expenses were $50.0 million, an increase of $4.8 million, or 10%, from last year’s second quarter.  Total direct expenses (expenses relating to sales volume such as commission, advisor incentive compensation, commission overrides paid to field management, and commissions paid to third parties in our wholesale channel) increased by $2.0 million, or 7%, primarily due to a 4% increase in underwriting and distribution revenues.  In addition, certain direct expenses in our wholesale channel increased at a higher level than the corresponding revenues partially due to the addition of asset-based fees on variable annuities acquired from the Advantus Series Funds in September 2003.  Indirect selling costs increased by $2.8 million, or 16%, as a result of continued efforts to build our wholesale channel.

Our consolidated distribution margin for the second quarter of 2004 was –9.5% compared to –3.3% for last year’s second quarter.  Our Waddell & Reed Advisors distribution margin, which excludes our wholesale efforts (institutional, defined benefit, intermediary, sub-advisory and Legend) and better reflects the activity of our Waddell & Reed Advisors salesforce only, improved to –0.5% for this year’s second quarter compared to –1.4% for last year’s second quarter.

Compensation and Related Cost

In this year’s second quarter, compensation and related costs, excluding equity compensation, increased by $1.7 million, or 10%, to $18.0 million.  This increase was primarily due to additional expenses for hiring personnel to support our wholesale initiatives, higher incentive compensation and an increase in insurance costs.

Equity Compensation

Equity compensation expense in the second quarter of 2004 was $3.4 million compared to $1.2 million in the second quarter of 2003, an increase of $2.2 million.  The increase in equity compensation expense was primarily a result of additional amortization expense from the current year grant of restricted stock on April 2, 2004.  Equity compensation in the current quarter also includes approximately $0.6 million related to the accelerated vesting of restricted stock due to employee retirement.

Sub-Advisory Fees

Sub-advisory fees for the second quarter of 2004 of $1.3 million represent fees paid to other asset managers for providing advisory services for certain Ivy Fund portfolios and certain Target Fund assets obtained in the acquisition of WRIICO and the strategic alliance with Securian.  In most cases, these other asset managers were sub-advising the assets prior to our acquisition and specialize in investment styles not offered by the Company.  Gross management fees earned from these assets are included as part of management fee revenues discussed above.

General and Administrative Costs

General and administrative expenses decreased by $1.0 million, or 9%, to $9.5 million in the second quarter of 2004 primarily due to the closing of the MIMI headquarters in Florida in July 2003, a decline in fund expenses (as a result of costs associated with the merger and launch of the Ivy Funds family in the prior year) and a decline in legal expenses.  The decline in legal expenses was a result of certain ongoing legal costs being included in the $32.0 million pre-tax charge recorded in the third quarter of 2003 for estimated damages and costs.

Investment and Other Income, Interest Expense and Taxes

Investment and other income increased by $0.5 million, or 27%, from last year’s second quarter.  Effective June 30, 2004, we began matching a portion of the Company’s investments to the funding obligations created by our deferred compensation plans.  These plans allow employees to choose investment vehicles, which are primarily Company sponsored mutual funds.  Accordingly, we changed the classification of certain mutual fund holdings from available-for-sale to trading.  This resulted in the recognition of an unrealized gain of $1.9 million reflected in investment and other income.  This gain contributed to the increase compared to last year’s second quarter, but was partially offset by a $1.1 million gain on the sale of a mutual fund investment recognized in the second quarter of 2003.

Interest expense decreased $0.2 million, or 6%, from last year’s second quarter.  This decrease was due to a combination of lower average short-term borrowings on money market loans and increased benefit from the interest rate swap on long-term debt compared to the second quarter of 2003.  Average debt outstanding for the second quarter of 2004 was $246.1 million compared to $260.3 million for the second quarter of 2003.  Our overall average interest rate, which includes other borrowing costs such as commitment fees, for the second quarter of 2004 was 3.94% compared to 3.96% for the second quarter of 2003.

Our effective income tax rate for the second quarter of 2004 was 36.3% compared to 34.8% for the second quarter of 2003.  The higher rate for the second quarter of 2004 was primarily due to recording favorable resolution of tax liabilities in the prior year.

Results of Operations – Six Months Ended June 30, 2004 as Compared with Six Months Ended June 30, 2003

Net Income

For the six months ended June 30, 2004, net income was $53.1 million, or $0.65 per diluted share, compared to $23.9 million, or $0.29 per diluted share, for the same period last year.  During the second quarter of 2004, the Company changed the classification of certain mutual fund holdings from available-for-sale securities to trading securities resulting in a gain of approximately $1.9 million ($1.2 million after-tax).  In the first quarter of 2003, we completed a tender offer to exchange certain stock options for an economically equivalent grant of restricted stock.  This resulted in a charge of approximately $27.1 million ($17.2 million after-tax).  For details of the tender offer, please see Note 1 to the Unaudited Consolidated Financial Statements which appears earlier in this report.  The prior year results also included a gain on the sale of mutual fund assets of approximately $1.1 million ($0.7 million after-tax).  Exclusive of these items, net income increased by $11.5 million primarily due to a 25% increase in overall average assets under management and a 15% increase in front-load investment product sales.

Investment Management Fee Revenues

Investment management fee revenues were $119.6 million for the six months ended June 30, 2004, an increase of $25.7 million, or 27%, primarily due to an increase in average assets under management.  Average assets under management for the six months ended June 30, 2004, were $36.5 billion compared to $29.2 billion in the prior year, an increase of $7.3 billion, or 25%. The increase in average assets was attributable to the rebound of the equity markets during the later part of 2003 and the acquisition of Securian assets during the third and fourth quarters of 2003.

The following table provides information regarding the composition of our average assets under management by asset class and distribution channel.

	YTD 2004			YTD 2003
(amounts in millions)	Waddell & Reed Advisors	Wholesale	Total	Waddell & Reed Advisors	Wholesale	Total
Asset Class:
Equity	$19,518	11,236	30,754	16,175	6,965	23,140
Fixed Income	3,968	977	4,945	4,269	650	4,919
Money Market	767	62	829	1,132	45	1,177
Total	$24,253	12,275	36,528	21,576	7,660	29,236

Change in Assets Under Management

The following table summarizes the changes in our assets under management.  All sales are net of sales charges, also known as commissions.  The activity includes all activity of our Funds, institutional and separate accounts, including money market funds and net asset value accounts for which we receive no sales commissions.  Assets gained from the strategic alliance with Securian are reported separately from sales as “Securian Assets.”

	YTD 2004			YTD 2003
(amounts in millions)	Waddell & Reed Advisors	Wholesale	Total	Waddell & Reed Advisors	Wholesale	Total

Beginning Assets	$24,337	12,236	36,573	21,497	6,618	28,115

Securian Assets	—	—	—	—	1,338	1,338

Sales (net of sales charges)	1,168	1,104	2,272	1,207	1,674	2,881
Redemptions	(1,757)	(1,465)	(3,222)	(1,720)	(1,161)	(2,881)
Net Sales	(589)	(361)	(950)	(513)	513	—

Net Exchanges	(61)	58	(3)	(4)	—	(4)
Reinvested Dividends & Capital Gains	75	69	144	113	78	191
Net Flows	(575)	(234)	(809)	(404)	591	(187)

Market Appreciation	411	183	594	1,419	635	2,054
Ending Assets	$24,173	12,185	36,358	22,512	9,182	31,694

The Waddell & Reed Advisors long-term redemption rate, which excludes money market funds, improved from 11.8% in the first six months of 2003 to 11.3% in this year’s first six months.  The Wholesale long-term redemption rate, which excludes money market funds, improved from 29.3% in the first six months of 2003 to 23.7% in the first six months of 2004.

Underwriting and Distribution Fee Revenues

Underwriting and distribution fee revenues were $95.5 million for the six months ended June 30, 2004, an increase of $8.9 million, or 10%, from the same period last year.  The increase in revenues was primarily due to higher front-load investment product sales in our Waddell & Reed Advisors channel (consisting primarily of commissions on Class A shares) and an increase in asset-based fee revenues earned on Class B and C share deferred-load products due to the increase in average assets under management.  Partially offsetting these increases was a decline in sales of variable annuity products reflecting a difficult environment for variable annuities and a decrease in sales of insurance products.

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

			Variance
(amounts in millions, except percentage data)	YTD 2004	YTD 2003	Amount	Percentage

Front-end load sales (Class A)	$628	489	139	28%
Variable annuity products	209	240	(31)	(13)%
Front-load product total	837	729	108	15%

Deferred-load sales (Class B & C)	128	125	3	2%
Total proprietary sales	$965	854	111	13%

Shareholder Service Fee Revenue

Shareholder service fee revenues from transfer agency, custodian, and accounting services were $38.1 million for the six months ended June 30, 2004, an increase of $4.2 million, or 12%, from the same period last year.  The increase in service fee revenues was due to an increase in the average number of accounts over last year’s first six months, the addition of a new fee effective July 1, 2003 for fund administration, and a slight increase in the average per account servicing fee.  The average number of shareholder accounts increased 6% to 2.36 million at June 30, 2004, compared with 2.22 million at June 30, 2003, primarily due to the addition of the Ivy accounts to our system in June 2003 and the addition of the Securian accounts in December 2003.

Underwriting and Distribution Expenses

Underwriting and distribution expenses were $101.8 million for the six months ended June 30, 2004, an increase of $12.0 million, or 13%, from the same period in the prior year.  Total direct expenses (expenses relating to sales volume such as commission, advisor incentive compensation, commission overrides paid to field management, and commissions paid to third parties in our wholesale channel) increased by $7.4 million, or 13%, primarily due to a 10% increase in underwriting and distribution revenues from higher sales of Class A shares by our Waddell & Reed Advisors sales force.  In addition, certain direct expenses in our Wholesale channel increased at a higher level than the corresponding revenues partially due to the addition of asset-based fees on variable annuities acquired from the Advantus Series Funds in September 2003.  Indirect selling costs for the six months ended June 30, 2004, increased by $4.6 million, or 13%, as a result of continued efforts to build our wholesale channel.

Our consolidated distribution margin for first six months ended June 30, 2004 was –6.6% compared to  –3.6% for the same period in the prior year.  Our Waddell & Reed Advisors distribution margin, which excludes our wholesale efforts (institutional, defined benefit, intermediary, sub-advisory and Legend) and better reflects the activity of our Waddell & Reed Advisors salesforce, improved to 1.9% for the six months ended June 30, 2004 compared to –1.8% for the same period in the prior year.

Compensation and Related Cost

Compensation and related costs for the six months ended June 30, 2004 was $36.3 million, an increase of $2.3 million, or 7%, compared to the same period in the prior year.  The prior year results included approximately $2.4 million in temporary costs paid to employees of MIMI during the transition of operations to the corporate headquarters.  Exclusive of these costs, compensation and related costs increased by $4.7 million primarily due to the hiring of personnel to support our wholesale initiatives, higher incentive compensation, higher insurance costs and a decline in capitalized software development costs.

Equity Compensation

Equity compensation expense for the six months ended June 30, 2004 was $4.6 million compared to $28.9 million for the same period in the prior year.  The prior year results included a charge of approximately $27.1 million related to a stock option tender offer completed in the first quarter of 2003.  Excluding this charge, equity compensation expense increased by $2.8 million primarily due to an additional grant of restricted stock.  Equity compensation in the current year also includes approximately $0.6 million related to the accelerated vesting of restricted stock due to employee retirement.

Sub-Advisory Fees

Sub-advisory fees for the six months ended June 30, 2004 of $2.5 million represent fees paid to other asset managers for providing advisory services for certain Ivy Fund portfolios and certain Target Fund assets obtained in the acquisition of WRIICO and the strategic alliance with Securian.  In most cases, these other asset managers were sub-advising the assets prior to our acquisition and specialize in investment styles not offered by the Company.  Gross management fees earned from these assets are included as part of management fee revenues discussed above.

General and Administrative Costs

General and administrative expenses for this year’s first six months were $19.0 million, a decrease of $0.9 million, or 5%, over the comparable period in the prior year primarily due to the closing of the MIMI headquarters in Florida in July 2003 and lower legal costs.  The decline in legal expenses was a result of certain ongoing legal costs being included in the $32.0 million charge recorded in the third quarter of 2003 for estimated damages and costs. These declines were partially offset by increases in temporary contracted business services, computer services and regulatory costs.

Investment and Other Income, Interest Expense and Taxes

Investment and other income for this year’s first six months increased by $0.2 million, or 6%, over the comparable period in the prior year.  Effective June 30, 2004, we began matching a portion of the Company’s investments to the funding obligations created by our deferred compensation plans.  These plans allow employees to choose investment vehicles, which are primarily Company sponsored mutual funds.   Accordingly, we changed the classification of certain mutual fund holdings from available-for-sale to trading.  This resulted in the recognition of an unrealized gain of $1.9 million reflected in investment and other income.  This gain contributed to the increase compared to the prior years six month period but was partially offset by a $1.1 million gain on the sale of a mutual fund investment recognized in the prior year.

Interest expense for the first six months of 2004 was $4.7 million, a decrease of $0.4 million, or 7%, compared to the prior year’s first six months.  This decrease was due to a combination of lower average short-term borrowings on money market loans and increased benefit from the interest rate swap on long-term debt compared to the first six months of 2003.  Average debt outstanding for the first six months of 2004 was $243.3 million compared to $263.1 million for the first six months of 2003.  Our overall average interest rate, which includes other borrowing costs such as commitment fees, was 3.89% compared to 3.90% for the same period last year.

Our effective income tax rate for the six months of 2004 was 35.9% compared to 33.7% for the same period in the prior year.  The lower rate for 2003 was primarily due to the $27.1 million charge for the stock option tender, thereby lowering the size of pre-tax income reported for the six month period relative to the size of permanent book-tax differences and favorable resolution of certain prior year tax liabilities.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operations.  Cash and cash equivalents were $75.6 million at June 30, 2004, an increase of $4.1 million from December 31, 2003.  Cash and cash equivalents include reserves of $15.6 million and $18.3 million for the benefit of customers in compliance with securities regulations at June 30, 2004 and December 31, 2003, respectively.  Cash and cash equivalents, investment securities and current receivables decreased to $205.8 million at June 30, 2004 from $206.5 million at December 31, 2003.

A $36 million standby letter of credit was issued in connection with a court appeal bond posted with the Supreme Court of the State of New York (the NY Supreme Court”) related to the NASD arbitration award.  As collateral for performance of obligations of the bank under the letter of credit, we have pledged a portion of our investment securities with a combined market value of $43.8 million at June 30, 2004.  On January 28, 2004, the NY Supreme Court ordered the appeal bond posted with the court to be released as a result of the award being reversed and vacated.  We are still in the process of negotiating the release from the bond with the insurance company at this time.

Cash flow provided from operations was $40.7 million and $55.1 million for the six months ended June 30, 2004 and 2003, respectively.  The decrease of $14.4 million was due primarily to the timing of payments for tax and legal expenses between periods.  These decreases were offset in part by an increase in earnings during the current year.

Cash inflows from investing activities were $3.7 million for the six months ended June 30, 2004.  The Company received approximately $8.7 million in proceeds from the maturity of investment securities.  These proceeds were partially offset by capital expenditures of approximately $3.9 million and the purchase of investment securities in the amount of $1.1 million.  Cash inflows from investing activities for the first six months of 2003 were $50.3 million.  Cash inflows for the first six months of 2003 included the return of the $62.5 million UILIC appeal bond deposit.  This inflow was partially offset by payments of $6.5 million for capital expenditures, $3.3 million related to final working capital adjustments in connection with our acquisition of WRIICO and investment security purchases of $4.7 million.

Cash flow used in financing activities during the first six months of 2004 was $40.3 million.  The use of cash consisted of dividends paid in the amount of $24.7 million and repurchases of our common stock in the amount of $21.8 million.  These amounts were partially offset by an increase in short-term borrowings from our money market program in the amount of $2.0 million and proceeds from the exercise of stock options in the amount of $4.1 million.  Cash flows used in financing activities during the first six months of 2003 were $83.1 million.  The use of cash consisted of repayments of short-term debt in the amount of $58.0 million, dividends paid in the amount of $21.6 million and approximately $10.7 million for repurchases of common stock.  Stock repurchases included shares purchased from participants in the tender offer to satisfy individual income tax liabilities.

We have a 364-day revolving credit facility with various lenders for a total of $200.0 million, whereby the lenders could, at their option upon our request, expand the facility to $300.0 million.  At June 30, 2004, there was no balance outstanding under the facility.

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

See "Alabama United Investors Litigation" in Note 9 "Contingencies" beginning on page 15 for a discussion of use of funds during the third quarter of 2004 in this litigation.  As in the past, any bond posted would be satisfied with a combination of current liquidity and borrowings on our money market loan program.

Long-term capital requirements include capital expenditures primarily for enhancement of technology infrastructure, strategic acquisitions, payment of dividends, repayment and servicing of the Company’s debt obligations and repurchases of the Company’s stock.

Supplemental Information

	2Q 04	2Q 03	% Change	YTD 04	YTD 03	% Change
Redemption rates – long term assets
Waddell & Reed Advisors Channel	11.4%	11.5%		11.3%	11.8%
Wholesale Channel	26.1%	31.1%		23.7%	29.3%
Total	16.4%	17.1%		15.6%	16.6%

Sales per advisor (000’s) (1)
Total	176	143	23.1%	378	273	38.5%
2+ Years (2)	259	186	39.2%	564	361	56.2%
0 to 2 Years (3)	50	39	28.2%	102	75	36.0%

Gross production per advisor	13.0	11.1	17.1%	27.3	21.7	25.8%

Number of financial advisors (1)	2,460	2,987	(17.6)%	2,460	2,987	(17.6)%
Average number of financial advisors (1)	2,479	3,056	(18.9)%	2,552	3,130	(18.5)%

Number of shareholder accounts (000’s)	2,373	2,286	3.8%	2,373	2,286	3.8%

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

Part II.  Other Information

Item 1.                         Legal Proceedings

See Notes to the Unaudited Consolidated Financial Statements, Note 9 “Contingencies” beginning on page 15 of this Quarterly Report on Form 10-Q regarding the status of the United Investors/Torchmark Corporation litigation, Sawtelle and Washington Square arbitration, and NASD Enforcement Action. Information required by this Item 1 is incorporated herein by reference to the disclosure contained in Note 9 of the Notes to the Unaudited Consolidated Financial Statements.

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

Item 2.                         Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table sets forth certain information about the shares of Class A common stock we repurchased during the second quarter of 2004.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under The Program

April 1 – April 30	—	—	—	n/a	(1)
May 1 - May 31	—	—	—	n/a	(1)
June 1 – June 30	—	—	—	n/a	(1)

Total	—	—	—

(1)                                  On August 31, 1998, we announced that our board of directors had approved a program to repurchase shares of our Class A common stock on the open market.  Under the repurchase program, we are authorized to repurchase, in any seven-day period, the greater of (i) 3% of our outstanding Class A common stock, or (ii) $50 million of our Class A common stock.  We may repurchase our Class A common stock through the New York Stock Exchange, other national or regional market systems, electronic communication networks or alternative trading systems such as POSIT, during regular or after-hours trading sessions.  POSIT is an alternative trading system that utilizes passive pricing to anonymously match buy and sell orders.  Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased.  Our board of directors reviewed and ratified the stock repurchase program in July 2004.

Item 4.                         Submission of Matters to a Vote of Security Holders

(a)                                  Annual Meeting of Stockholders held on April 28, 2004.

(b)                                 Directors re-elected to additional three year terms at the Annual Meeting:

Henry J. Herrmann, James M. Raines and William L. Rogers

Other Directors whose terms of office continued after the Annual Meeting:

Alan W. Kosloff, Dennis E. Logue, Ronald C. Reimer, Keith A. Tucker and Jerry W. Walton

(c) (1)                 Election of Directors

	For	Withheld

Henry J. Herrmann	66,614,354	3,292,797
James M. Raines	66,870,774	3,036,377
William L. Rogers	64,912,107	4,995,044

No broker non-votes on this proposal.

Item 6.                         Exhibits and Reports on Form 8-K

(a)                                            Exhibits:

10.1	Waddell & Reed Financial, Inc. Supplemental Executive Retirement Plan, as amended and restated

10.2	Waddell & Reed Financial, Inc. 2003 Executive Incentive Plan, as amended and restated

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Executive Officer

(b)                                           Reports on Form 8-K:

Current Report on Form 8-K Item 12 dated April 29, 2004.
Furnished not filed. No financial statements were required to be filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of July, 2004.

WADDELL & REED FINANCIAL, INC.

By:	/s/ Keith A. Tucker
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Daniel P. Connealy
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Mark A. Schieber
Vice President and Controller (Principal Accounting Officer)