Form 10-Q
period 2004-09-30
WADDELL & REED FINANCIAL INC
filed 2004-10-28
CIK 1052100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes  ☒     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☒     No  ☐

Shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Class	Outstanding as of October 25, 2004
Class A common stock, $.01 par value	82,674,078

Waddell & Reed Financial, Inc.

Form 10-Q

Quarter Ended September 30, 2004

Index
Part I.	Financial Information

Item 1.	Financial Statements

Consolidated Balance Sheets at September 30, 2004 and December 31, 2003

Consolidated Statements of Income for the three months and nine months ended September 30, 2004 and September 30, 2003

Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2004 and September 30, 2003

Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2004

Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and September 30, 2003

Notes to Unaudited Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information

Item 1.	Legal Proceedings

Item 2.	Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Item 6.	Exhibits and Reports on Form 8-K

Signatures

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	September 30, 2004	December 31, 2003
	(unaudited)
Assets
Assets:
Cash and cash equivalents	$115,084	71,466
Investment securities	119,816	81,417
Receivables:
Funds and separate accounts	23,893	22,545
Customers and other	32,271	31,036
Deferred income taxes	27	36
Prepaid expenses and other current assets	6,741	6,018

Total current assets	297,832	212,518

Property and equipment, net	55,286	55,492
Deferred sales commissions, net	14,686	15,334
Goodwill	195,309	195,309
Intangible assets	54,753	54,753
Prepaid pension costs	8,159	11,591
Other assets	18,610	20,807

Total assets	$644,635	565,804

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable	$41,750	54,335
Accrued sales force compensation	10,271	12,317
Accrued other compensation	13,982	10,048
Short-term notes payable	96,000	25,000
Income taxes payable	6,748	12,931
Other current liabilities	34,251	44,228

Total current liabilities	203,002	158,859

Long-term debt	204,981	209,711
Accrued pensions and post-retirement costs	8,064	6,848
Deferred income taxes	16,595	8,656
Other	6,036	6,325

Total liabilities	438,678	390,399

Stockholders’ equity :
Common stock -$0.01 par value: 250,000 shares authorized; 99,701 shares issued; 82,608 shares outstanding (82,048 at December 31, 2003)	997	997
Additional paid-in capital	236,461	235,344
Retained earnings	369,918	330,561
Deferred compensation	(34,224)	(15,370)
Cost of 17,093 common shares in treasury (17,653 at December 31, 2003)	(369,938)	(379,612)
Accumulated other comprehensive income	2,743	3,485

Total stockholders’ equity	205,957	175,405

Total liabilities and stockholders’ equity	$644,635	565,804

See accompanying notes to unaudited consolidated financial statements

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited, in thousands, except for per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003

Revenues:
Investment management fees	$58,221	52,490	177,778	146,324
Underwriting and distribution fees	43,292	42,073	138,798	128,690
Shareholder service fees	19,121	18,188	57,189	52,104

Total revenues	120,634	112,751	373,765	327,118

Operating expenses:
Underwriting and distribution	47,833	45,279	149,640	135,053
Compensation and related costs	16,911	16,104	53,187	50,120
Equity compensation	2,828	1,689	7,464	30,574
Sub-advisory fees	1,726	138	4,209	313
General and administrative	9,937	41,257	28,958	61,186
Depreciation	2,300	1,742	6,777	5,156

Total operating expenses	81,535	106,209	250,235	282,402

Operating income	39,099	6,542	123,530	44,716

Investment and other income	439	691	3,538	3,613
Interest expense	(2,769)	(2,247)	(7,494)	(7,340)

Income before provision for income taxes	36,769	4,986	119,574	40,989

Provision for income taxes	13,351	2,645	43,071	14,782

Net income	$23,418	2,341	76,503	26,207

Net income per share:
• Basic	$0.29	0.03	0.95	0.32
• Diluted	$0.29	0.03	0.93	0.32

Weighted average shares outstanding:
• Basic	80,530	81,805	80,567	81,251
• Diluted	81,634	83,557	81,885	82,503

Dividends declared per common share	$0.1500	0.1500	0.4500	0.4152

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003

Net income	$23,418	2,341	76,503	26,207
Other comprehensive income:
Net unrealized appreciation (depreciation) of investments during the period, net of income taxes of $(97), $386, $(1,256) and $1,442, respectively	(165)	624	(1,968)	2,337
Reclassification adjustment for amounts included in net income, net of income taxes of $0, $0, $720 and $428	—	—	1,226	698

Comprehensive income	$23,253	2,965	75,761	29,242

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of  Stockholders’ Equity

For the Nine Months Ended September 30, 2004

(Unaudited, in thousands)

			Additional paid-in capital	Retained earnings	Deferred compensation	Treasury stock	Accumulated other comprehensive income	Total stockholders’ equity

	Common stock
	Shares	Amount

Balance at December 31, 2003	99,701	$997	$235,344	$330,561	$(15,370)	$(379,612)	$3,485	$175,405

Net income	—	—	—	76,503	—	—	—	76,503
Recognition of equity compensation	—	—	(46)	—	7,629	(76)	—	7,507
Issuance of restricted shares and other	—	—	2,126	—	(26,483)	24,357	—	—
Dividends accrued	—	—	—	(37,146)	—	—	—	(37,146)
Exercise of stock options	—	—	(2,743)	—	—	9,225	—	6,482
Tax benefit from equity awards	—	—	1,780	—	—	—	—	1,780
Other stock transactions	—	—	—	—	—	(261)	—	(261)
Treasury stock repurchases	—	—	—	—	—	(23,571)	—	(23,571)
Reclassification for amounts included in net income	—	—	—	—	—	—	2,080	2,080
Unrealized loss on investment securities	—	—	—	—	—	—	(2,822)	(2,822)

Balance at September 30, 2004	99,701	$997	$236,461	$369,918	$(34,224)	$(369,938)	$2,743	$205,957

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the nine months ended September 30,
	2004	2003

Cash flows from operating activities:
Net income	$76,503	26,207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,957	6,216
Gain on available-for-sale investments	—	(1,126)
Capital gains and dividends reinvested	(213)	(103)
Gains on trading securities	(1,640)	—
Net purchases and sales of trading securities	2,050	—
Recognition of deferred compensation	7,464	30,410
Loss on sale and retirement of fixed assets	171	248
Deferred income taxes	8,484	3,106
Changes in assets and liabilities:
Receivables from funds and separate accounts	(1,348)	(11,913)
Other receivables	(1,235)	(17,280)
Other assets	551	(890)
Accounts payable	(12,585)	14,884
Other liabilities	(11,649)	14,826

Net cash provided by operating activities	74,510	64,585

Cash flows from investing activities:
Purchases of investment securities	(57,374)	(5,320)
Proceeds from sales of investment securities	—	5,422
Proceeds from maturity of investment securities	16,636	2,142
Proceeds from appeal bond deposit	—	62,500
Additions to property and equipment	(6,742)	(9,536)
Cash paid for acquisitions	—	(29,589)

Net cash provided by (used in) investing activities	(47,480)	25,619

Cash flows from financing activities:
Net short-term borrowings (repayments)	71,000	(23,000)
Cash dividends	(37,062)	(32,556)
Other stock transactions	(261)	(11,961)
Purchase of treasury stock	(23,571)	(14,112)
Exercise of stock options	6,482	12,835

Net cash provided by (used in) financing activities	16,588	(68,794)

Net increase in cash and cash equivalents	43,618	21,410

Cash and cash equivalents at beginning of period	71,466	53,418

Cash and cash equivalents at end of period	$115,084	74,828

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

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to enable a reasonable understanding of the information presented.  The information in this Quarterly Report on Form 10-Q should be read in conjunction with Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003. Certain amounts in the prior years’ financial statements have been reclassified for consistent presentation.

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

In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only a normal and recurring nature) necessary to present fairly our financial position at September 30, 2004 and December 31, 2003 and the results of operations for the three months and nine months ended September 30, 2004 and 2003, and cash flows for the nine months ended September 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States.

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share data)

Net income, as reported	$23,418	2,341	76,503	26,207
Add: Stock-based employee compensation included in reported net income, net of related tax effect	—	147	—	17,204
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(472)	(1,206)	(1,539)	(25,549)

Pro forma net income	$22,946	1,282	74,964	17,862

Basic earnings per share
As reported	$0.29	0.03	0.95	0.32
Pro forma	$0.28	0.02	0.93	0.22
Diluted earnings per share
As reported	$0.29	0.03	0.93	0.32
Pro forma	$0.28	0.02	0.92	0.22

The weighted-average fair value of each stock option included in the preceding pro forma amounts was estimated using a Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options.

Pro forma results for the nine months ended September 30, 2003 include an after-tax charge of $17.2 million related to the Company’s stock option tender offer in the first quarter of 2003.  Because of significantly higher Black-Scholes valuations for tendered options at their date of grant compared to their valuation at the time of the first quarter 2003 tender offer, the actual charge to earnings for the exchange of options for restricted shares was less than the remaining unamortized SFAS 123 expense for these options.  Therefore, pro forma net income for the nine months ended September 30, 2003 included a $4.6 million, net of tax, write-off of unamortized SFAS 123 expense related to options cancelled in the stock option tender offer.

In recognition of emerging changes in the area of accounting for stock compensation, the Company’s board of directors began approving grants of restricted shares of the Company’s common stock in lieu of stock options at the end of 2002.  As of September 30, 2004, a total of 1,981,933 shares of unvested restricted stock were outstanding.  Grants of restricted stock are valued on the date of grant and expensed using the straight-line method over a four-year vesting period.  These restricted shares vest over four years in one-third increments beginning on the second anniversary of the grant date.  Unvested shares of restricted stock may be forfeited upon termination of employment with the Company, dependent upon the circumstances of termination.  Except for restrictions placed on the transferability of the restricted stock, holders of restricted stock have full stockholders rights during the term of restriction, including voting rights and the right to receive cash dividends.

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

2.              Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and short-term investments.  We consider all highly liquid investments with original or remaining maturities of 90 days or less at the date of purchase to be cash equivalents.  Cash and cash equivalents at September 30, 2004 and December 31, 2003 include amounts of $13.7 million and $18.3 million, respectively, for the benefit of customers in compliance with applicable securities industry regulations.  As collateral for performance of obligations of the bank under a letter of credit, we have pledged a portion of our commercial paper holdings with a combined market value of $21.0 million at September 30, 2004.  Substantially all cash balances are in excess of federal deposit insurance limits.

3.              Fair Value Hedge

On March 12, 2002, our $200.0 million 7.5% fixed rate senior notes maturing in February 2006 (the “Notes”) were effectively converted to variable rate debt by entering into an interest rate swap agreement. The difference in floating rate interest paid and 7.5% fixed rate interest received is recorded as an adjustment to interest expense during the period that the related debt is outstanding.  As short-term interest rates fall, our interest expense declines and vice versa.  As of September 30, 2004, the floating rate being paid was 4.29%.  The change in the fair value of the swap is recorded on the consolidated balance sheet by adjusting the carrying amounts of the Notes by an offsetting amount for the swap.

Under Statement of Financial Accounting Standards No. 133 (“SFAS 133”) “Accounting for Derivative Instruments and Hedging Activities,” we account for the swap as a fair value hedge of the Notes.  This swap is considered 100% effective in hedging the changes in the fair value of the Notes arising from changes in interest rates, and accordingly, there has been no impact on earnings resulting from any ineffectiveness associated with this transaction.  Interest expense savings realized as a result of the hedge was approximately $1.6 million and $5.5 million for the three and nine months ended September 30, 2004, respectively.  For the three and nine months ended September 30, 2003, we realized interest expense savings of $1.9 million and $5.6 million, respectively.  As of September 30, 2004, we have recorded a cumulative increase in “Other assets” of $5.6 million to reflect the fair value of the swap and a cumulative increase in “Long-term debt” of $5.6 million to reflect the fair value of the Notes.

4.     Investments

Investments are as follows (in thousands):

	Carrying Value
	September 30, 2004	December 31, 2003
Available-for-sale securities:
United States government-backed mortgage securities	$346	552
Municipal bonds	17,281	17,628
Certificates of deposit	56,396	—
Corporate bonds	6,285	23,493
Affiliated mutual funds	30,704	39,432
	111,012	81,105

Trading securities:
Affiliated mutual funds	8,804	312

Total investments	$119,816	81,417

Certain information related to our available-for-sale securities is as follows (in thousands):

	September 30, 2004	December 31, 2003

Cost	$106,658	75,473
Gross unrealized gains	5,444	6,905
Gross unrealized losses	(1,090)	(1,273)

Market value	$111,012	81,105

Effective June 30, 2004, we began matching of the Company’s investments to the funding obligations created by our deferred compensation plans.  These plans allow employees to choose investment vehicles, which are primarily Company sponsored mutual funds.  Accordingly, we changed the classification for certain mutual fund holdings from available-for-sale to trading.  This resulted in the recognition of an unrealized gain of $1.9 million reflected in investment and other income.  Gross sales and purchases of trading securities for the three months ended September 30, 2004 were $6.9 million and $4.8 million, respectively.

A summary of debt securities and mutual funds with market values below carrying values at September 30, 2004 is as follows:

	12 months or longer
	Fair value	Unrealized (losses)
	(in thousands)

Municipal bonds	$11,679	(791)
Corporate bonds	1,477	(288)
Mutual funds	76	(11)

Total temporarily impaired securities	$13,232	(1,090)

We assess the carrying value of investments in debt and equity securities each quarter to determine whether an other than temporary decline in market value exists.  Based upon our assessment of these bonds and our history of holding bonds until maturity, we determined that a write-down was not appropriate at this time.

Investments with a combined market value of $78.5 million at September 30, 2004 are restricted or pledged as collateral for performance of obligations under a letter of credit pending the outcome of legal matters.

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

The components of basic and diluted earnings per share were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share data)

Net income	$23,418	2,341	76,503	26,207

Weighted average shares outstanding-basic	80,530	81,805	80,567	81,251
Dilutive potential shares from stock options andrestricted stock awards	1,104	1,752	1,318	1,252

Weighted average shares outstanding-diluted	81,634	83,557	81,885	82,503
Earnings per share:
Basic	$0.29	0.03	0.95	0.32
Diluted	$0.29	0.03	0.93	0.32

Dividends

On July 14, 2004, our board of directors approved a dividend in the amount of $0.15 per share to stockholders of record as of October 8, 2004 to be paid on November 1, 2004.  The total dividend to be paid is approximately $12.4 million.

6.     Acquisitions

Securian Strategic Alliance Agreement

On April 23, 2003, the Company entered into a Strategic Alliance Agreement with Securian Financial Group, Inc. (“Securian”), through which we became investment adviser of substantially all equity assets managed by Advantus Capital Management, Inc. (“Advantus”).  Advantus is a subsidiary of Securian and is an affiliate of Minnesota Life Insurance Company.  The strategic alliance provides the Company with “Premier Strategic Partner” status in the Securian distribution system, including the Securian Financial Network, Securian Financial Services (broker/dealer), and Securian Retirement Services (401(k)). This status is intended to provide the Ivy Funds and the W&R Target equity funds the greatest focus among fund families that Securian and Advantus have identified as strategic partners.

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

Because the contracts purchased related to the management of mutual funds which will continue to be offered under the W&R Target Funds and the Ivy Funds families and thus, are not expected to be terminated in the foreseeable future, such intangible assets were determined to be non-amortizable under Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”).

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

Our purchase of WRIICO included obligations under a lease for office space in Boca Raton, Florida that expires in 2013.  We utilized a portion of this office space through June 30, 2003, prior to operations transitioning to our home office in Kansas.  We plan to sub-lease this space for the remainder of the lease term.  As of September 30, 2004, the Company has recorded a net present value lease liability of approximately $6.5 million in connection with the closure of this facility.  The estimate of this liability is based upon our ability to sub-lease this space.  Our estimates anticipate that we will sub-lease 100% of the space by January 2005.

7.     Goodwill and Identifiable Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the tangible assets and identifiable intangible assets of an acquired business.   There were no changes to the carrying amount of goodwill during the third quarter of 2004.  Gross goodwill was $233.9 million and accumulated amortization was $38.6 million at September 30, 2004 and December 31, 2003.  Our goodwill is not deductible for tax purposes.

Identifiable Intangible Assets

Identifiable intangible assets (all considered indefinite lived) are summarized as follows:

	September 30, 2004	December 31, 2003
	(in thousands)
Unamortized intangible assets:
Mutual fund management advisory contracts	$38,453	38,453
Sub-advisory management contracts	16,300	16,300

Total	$54,753	54,753

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

	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	Three months ended September 30,		Three months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003	2004	2003	2004	2003
	(in thousands)
Components of net periodic benefit cost:
Service cost	$1,166	1,074	118	118	3,497	3,222	354	353
Interest cost	1,068	977	85	79	3,205	2,931	254	236
Expected return on plan assets	(1,300)	(1,016)	—	—	(3,899)	(3,049)	—	—
Actuarial loss amortization	106	99	43	36	318	298	129	107
Prior service cost amortization	109	109	6	6	327	327	17	17
Transition obligation amortization	1	1	—	—	4	4	—	—

Net periodic benefit cost	$1,150	1,244	252	239	3,452	3,733	754	713

The Company’s pension contribution for plan year 2004 is expected to be in a range of $0 to $10 million.  During the nine month period ending September 30, 2004, we did not make a contribution to the pension plan.

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

The retrial in this matter commenced on March 1, 2004 and ended on March 17, 2004.  The three claims remanded for new trial were conversion, breach of contract alleging diversion of funds and fraudulent suppression regarding product development.  The breach of contract claim was dismissed at trial before reaching the jury.  The jury returned a verdict in the Company’s favor on the fraudulent suppression claim.  The jury returned a verdict in favor of United Investors against the Company and two of its subsidiaries on the conversion claim in the amount of $15 million in punitive damages for each defendant.  The verdicts are separate and not joint and several.  There was no award of any nominal or compensatory damages in favor of UILIC on the conversion claim.  The trial court entered judgment on the verdict on March 19, 2004.  The Company filed post-judgment motions with the trial court seeking, among other things, judgment as a matter of law in the Company’s favor or, in the alternative, a new trial.  Post-trial arguments occurred on June 25, 2004.  The trial judge ruled against the Company on its post-trial motions.  On August 24, 2004 the Company timely filed its notice of appeal with the Alabama Supreme Court.  Concurrently, the Company posted a cash bond in the amount of $56.25 million in order to stay execution on the judgment while the appeal is pending.

The Company intends to vigorously contest the jury verdict.  Management believes that the jury verdict is not supported by the evidence or case law in Alabama.  In the opinion of management, the size and nature of the judgment upon appeal, if any, is unknown and not reasonably determinable; therefore, no liability has been recorded in the consolidated financial statements of Waddell & Reed Financial, Inc.

The Company’s appeal to the Alabama Supreme Court has been stayed pending the outcome of non-binding mediation ordered by the Alabama Supreme Court in this matter.  Mediation has been scheduled for November 30, 2004.  The Company views this mediation as an opportunity to address not only this matter, but all litigation between the Company, UILIC, Torchmark Corporation and the Company’s former directors.

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

On May 3, 2004 the Superior Court agreed with the Company’s position, sustained the Demurrer without leave to amend, and dismissed the case in its entirety.  United Investors has filed its notice to appeal the granting of the demurrer with the California Court of Appeals. Legal briefs regarding this appeal are due from both sides by the end of this calendar year.

Kansas Torchmark Corporation Litigation

See Note 18 of the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 for a history of this litigation.

On August 20, 2004, the Court granted summary judgment in favor of the defendants on the Company’s RICO claims against Torchmark Corporation and three of the Company’s former directors and in favor of one of the Company’s former directors on breach of fiduciary duty.  At trial, which commenced on August 31st and ended on September 9th, the jury found in favor of  two of the Company’s former directors on the Company’s fraud by silence claim.  Subsequently, the Court ruled against the Company on its breach of fiduciary duty claims against two of its former directors.  The Company has filed its post-judgment motions in the case, including a motion for new trial.

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

Additionally, the Company has brought an action, and moved for summary judgment, against the sureties who issued the original appeal bond in this case in the amount of $28.7 million.  It is the Company’s position that the appeal bond has been fully released and discharged, both pursuant to the terms of the appeal bond itself and the provisions of the New York Supreme Court’s Order reversing the punitive damages award on January 28, 2004.  Please see “Liquidity and Capital Resources” for more information relating to the appeal bond.  The Company hopes for a ruling on this matter before the end of this calendar year.

Washington Square Arbitration

See Note 18 of the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 for a history of this arbitration.

On September 30, 2004, the Company entered into a confidential settlement agreement with all parties to this Arbitration that resolved all outstanding issues between all of the parties.

NASD Enforcement Action

See Note 18 of the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 for a history of this enforcement action.

The hearing for this Disciplinary Proceeding in front of the NASD (No. CAF040002) was originally scheduled to commence on March 14, 2005 in Kansas City, Missouri.  Due to scheduling conflicts, the hearing is now scheduled to commence on May 2, 2005 in Kansas City, Missouri.

SEC/New York Attorney General

During the third quarter of 2003, the Company received a subpoena from the New York Attorney General’s office and requests for information from the Securities and Exchange Commission in regard to their investigations of late trading and market-timing transactions within the mutual fund industry.  The Company’s efforts to resolve these matters with both offices are continuing. These requests, investigations, and discussions are ongoing and the Company is continuing to cooperate fully.

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

Results of Operations – Three Months Ended September 30, 2004 as Compared with Three Months Ended September 30, 2003

Net Income

The Company reported net income of $23.4 million, or $0.29 per diluted share, in the third quarter of 2004 compared to net income of $2.3 million, or $0.03 per diluted share, in the prior year’s third quarter.  In the third quarter of 2003, we recorded an after-tax charge of $21.5 million for estimated damages and legal costs for both the third quarter 2003 and future legal costs in connection with the UILIC litigation, the NASD sales practice exam and ongoing disputes with former sales personnel in our Advisors channel.  See Note 9 to the Unaudited Consolidated Financial Statements.  Exclusive of this charge, net income decreased by $0.4 million primarily due to an increase in operating expenses discussed below.

Investment Management Fee Revenues

Investment management fee revenues were $58.2 million, an increase of $5.7 million, or 11%, from the prior year’s third quarter primarily due to an increase in average assets under management.  Average assets under management for the current quarter were $35.1 billion compared to $32.4 billion in the third quarter of 2003, an increase of $2.7 billion, or 8%. The increase in average assets was attributable to the rebound of the equity markets during the second half of 2003 and the acquisition of $2.4 billion of Securian assets during the third and fourth quarters of 2003.

The following table provides information regarding the composition of our average assets under management by asset class and distribution channel.  Our distribution channels consist of our Waddell & Reed Advisors channel (proprietary financial advisors) and our Wholesale channel (includes, among others, institutional, non-proprietary sales and Legend advisors).

	3Q 2004			3Q 2003
(amounts in millions)	Waddell & Reed Advisors	Wholesale	Total	Waddell & Reed Advisors	Wholesale	Total
Asset Class:
Equity	$18,542	10,828	29,370	17,546	8,990	26,536
Fixed Income	3,922	942	4,864	4,193	601	4,794
Money Market	766	62	828	997	36	1,033
Total	$23,230	11,832	35,062	22,736	9,627	32,363

Change in Assets Under Management

The following table summarizes the changes in our assets under management.  All sales are net of sales charges, also known as commissions.  The activity includes all activity of our Funds, including money market funds, institutional and separate accounts and net asset value accounts for which we receive no sales commissions.  Assets gained from the strategic alliance with Securian are reported separately from sales as “Securian Assets.”

	3Q 2004			3Q 2003
(amounts in millions)	Waddell & Reed Advisors	Wholesale	Total	Waddell & Reed Advisors	Wholesale	Total

Beginning Assets	$24,173	12,185	36,358	22,512	9,182	31,694

Securian Assets	—	—	—	—	617	617

Sales (net of sales charges)	495	813	1,308	534	757	1,291
Redemptions	(834)	(628)	(1,462)	(834)	(494)	(1,328)
Net Sales	(339)	185	(154)	(300)	263	(37)

Net Exchanges	(16)	13	(3)	(7)	5	(2)
Reinvested Dividends & Capital Gains	31	32	63	42	40	82
Net Flows	(324)	230	(94)	(265)	308	43

Market Appreciation/(Depreciation)	(365)	(296)	(661)	302	220	522
Ending Assets	$23,484	12,119	35,603	22,549	10,327	32,876

The Waddell & Reed Advisors channel long-term redemption rate, which excludes money market funds, increased from 11.3% in the third quarter of 2003 to 11.6% in the third quarter of 2004.  The Wholesale channel long-term redemption rate, which excludes money market funds, increased from 20.2% in the third quarter of 2003 to 21.1% in the third quarter of 2004.

Underwriting and Distribution Fee Revenues

Underwriting and distribution fee revenue is generated primarily by our Waddell & Reed Advisors channel and to a lesser degree by Legend, which is part of our Wholesale channel.  Our non-proprietary sales of mutual funds, which is part of our Wholesale channel, generates minimal revenue because most of the shares sold are sold on a load-waived basis.  Our institutional separate account sales generate no revenue, since that business is exclusively asset-based fee for service.

Underwriting and distribution fee revenues were $43.3 million, an increase of $1.2 million, or 3%, from last year’s third quarter.  The increase in revenues was primarily due to higher sales by Legend advisors as well as higher distribution revenues from our non-proprietary efforts.  Partially offsetting these increases was a decline in front-load investment product sales in our Waddell & Reed Advisors channel (consisting primarily of commissions on Class A shares) and a decrease in sales of insurance products.

The following table illustrates commissionable investment product sales by Waddell & Reed advisors.  Sales are shown gross of commissions and exclude sales of Legend retirement advisors, money market funds, other non-proprietary mutual funds, insurance products, and investment products sold at net asset value for which we receive no commission.

			Variance
(amounts in millions, except percentage data)	3Q 2004	3Q 2003	Amount	Percentage

Front-end load sales (Class A)	$240	271	(31)	(11)%
Variable annuity products	97	99	(2)	(2)%
Front-load product total	337	370	(33)	(9)%

Deferred-load sales (Class B & C)	51	66	(15)	(23)%
Total proprietary sales	$388	436	(48)	(11)%

Shareholder Service Fee Revenue

Shareholder service fee revenues from transfer agency, custodian, and accounting services were $19.1 million, an increase of $0.9 million, or 5%, from the third quarter of 2003.  The increase in service fee revenues was largely due to an increase in the average number of accounts over last year’s third quarter. The average number of shareholder accounts increased 4% to 2.38 million at September 30, 2004, compared with 2.28 million at September 30, 2003, primarily due to the addition of the Ivy accounts to our system in June 2003 and the addition of the Securian accounts in December 2003.

Underwriting and Distribution Expenses

Underwriting and distribution expenses were $47.8 million, an increase of $2.6 million, or 6%, from last year’s third quarter.  Total direct expenses (expenses relating to sales volume such as commission, advisor incentive compensation, commission overrides paid to field management, and commissions paid to third parties in our wholesale channel) increased by $1.5 million, or 6%, primarily due to a 3% increase in underwriting and distribution revenues.  In addition, certain direct expenses in our wholesale channel increased at a higher level than the corresponding revenues partially due to the addition of asset-based fees on variable annuities acquired from the Advantus Series Funds in September 2003.  Indirect selling costs increased by $1.0 million, or 5%, as a result of continued efforts to build our wholesale channel.

Our consolidated distribution margin for the third quarter of 2004 was –10.4% compared to –7.6% for last year’s third quarter.  Our Waddell & Reed Advisors distribution margin, which excludes our wholesale efforts (institutional, defined benefit, intermediary, sub-advisory and Legend) and better reflects the activity of our Waddell & Reed Advisors salesforce only, was –2.9% for this year’s third quarter compared to –3.0% for last year’s third quarter.

Compensation and Related Cost

In this year’s third quarter, compensation and related costs, excluding equity compensation, increased by $0.8 million, or 5%, to $16.9 million.  This increase was primarily due to additional expenses for hiring personnel to support our wholesale initiatives and an increase in employee benefits cost.

Equity Compensation

Equity compensation expense in the third quarter of 2004 was $2.8 million compared to $1.7 million in the third quarter of 2003, an increase of $1.1 million.  The increase in equity compensation expense was primarily a result of additional amortization expense from the current year grant of restricted stock on April 2, 2004.

Sub-Advisory Fees

Sub-advisory fees for the third quarter of 2004 of $1.7 million represent fees paid to other asset managers for providing advisory services for certain Ivy Funds portfolios and certain W&R Target Fund assets obtained in the acquisition of WRIICO and in the strategic alliance with Securian.  In most cases, these other asset managers were sub-advising the assets prior to our acquisition and specialize in investment styles not offered by the Company.  Gross management fees earned from these assets are included as part of management fee revenues discussed above.

General and Administrative Costs

General and administrative expenses decreased by $31.3 million to $9.9 million in the third quarter of 2004.  The third quarter of 2003 included a charge of $32.0 million ($21.5 million after-tax) for estimated damages and legal costs in connection with the UILIC litigation, the NASD sales practice exam and ongoing disputes with former sales personnel.  Excluding this charge, general and administrative costs increased by $0.7 million or 7%, primarily due to higher compliance costs associated with Sarbanes-Oxley and legal costs associated with the mutual fund inquiry.

Investment and Other Income, Interest Expense and Taxes

Investment and other income decreased by $0.3 million or 37% from last year’s third quarter.  This decrease is primarily due to losses on the trading portfolio of $0.3 million and lower interest on our corporate bond portfolio offset by interest earned on our appeal bond deposit.

Interest expense increased $0.5 million, or 23%, from last year’s third quarter.  The increase was due to a combination of increased short-term borrowings on money market loans and a reduced benefit from the interest rate swap on long-term debt compared to the third quarter of 2003 as a result of increases in interest rates.  Average debt outstanding for the third quarter of 2004 was $255.0 million compared to $209.5 million for the third quarter of 2003.  Our overall average interest rate, which includes other borrowing costs such as commitment fees, for the third quarter of 2004 was 4.31% compared to 4.26% for the third quarter of 2003.

Our effective income tax rate for the third quarter of 2004 was 36.3% compared to 53.0% for the third quarter of 2003.  The higher rate for the third quarter of 2003 was primarily the result of non-deductible accrued expenses related to the third quarter 2003 charge for legal and regulatory matters.

Results of Operations – Nine Months Ended September 30, 2004 as Compared with Nine Months Ended September 30, 2003

Net Income

For the nine months ended September 30, 2004, net income was $76.5 million, or $0.93 per diluted share, compared to $26.2 million, or $0.32 per diluted share, for the same period last year.  In the first quarter of 2003, we completed a tender offer to exchange certain stock options for an economically equivalent grant of restricted stock.  This resulted in a charge of approximately $27.1 million ($17.2 million after-tax).  For details of the tender offer, please see Note 1 to the Unaudited Consolidated Financial Statements which appears earlier in this report.  In the third quarter of 2003, we recorded a $32.0 million ($21.5 million after-tax) charge for estimated damages and legal costs for both the third quarter of 2003 and future legal costs in connection with the UILIC litigation, the NASD sales practice exam and ongoing disputes with former sales personnel in our Advisors channel.  Exclusive of these items, net income increased by $11.6 million primarily due to a 19% increase in overall average assets under management and a 6% increase in front-load investment product sales.

Investment Management Fee Revenues

Investment management fee revenues were $177.8 million for the nine months ended September 30, 2004, an increase of $31.5 million, or 21%, primarily due to an increase in average assets under management.  Average assets under management for the nine months ended September 30, 2004, were $36.0 billion compared to $30.2 billion in the prior year, an increase of $5.8 billion, or 19%. The increase in average assets was attributable to the rebound of the equity markets during the later part of 2003 and the acquisition of Securian assets during the third and fourth quarters of 2003.

The following table provides information regarding the composition of our average assets under management by asset class and distribution channel.  Our distribution channels consist of our Waddell & Reed Advisors channel (proprietary financial advisors) and our Wholesale channel (includes, among others, institutional, non-proprietary sales and Legend advisors).

	YTD 2004			YTD 2003
(amounts in millions)	Waddell & Reed Advisors	Wholesale	Total	Waddell & Reed Advisors	Wholesale	Total
Asset Class:
Equity	$19,191	11,091	30,282	16,637	7,606	24,243
Fixed Income	3,952	965	4,917	4,243	633	4,876
Money Market	767	62	829	1,087	42	1,129
Total	$23,910	12,118	36,028	21,967	8,281	30,248

Change in Assets Under Management

The following table summarizes the changes in our assets under management.  All sales are net of sales charges, also known as commissions.  The activity includes all activity of our Funds, including money market funds, institutional and separate accounts and net asset value accounts for which we receive no sales commissions.  Assets gained from the strategic alliance with Securian are reported separately from sales as “Securian Assets.”

	YTD 2004			YTD 2003
(amounts in millions)	Waddell & Reed Advisors	Wholesale	Total	Waddell & Reed Advisors	Wholesale	Total

Beginning Assets	$24,337	12,236	36,573	21,497	6,618	28,115

Securian Assets	—	—	—	—	1,956	1,956

Sales (net of sales charges)	1,663	1,917	3,580	1,741	2,431	4,172
Redemptions	(2,591)	(2,093)	(4,684)	(2,555)	(1,655)	(4,210)
Net Sales	(928)	(176)	(1,104)	(814)	776	(38)

Net Exchanges	(78)	72	(6)	(11)	6	(5)
Reinvested Dividends & Capital Gains	107	100	207	155	117	272
Net Flows	(899)	(4)	(903)	(670)	899	229

Market Appreciation (Depreciation)	46	(113)	(67)	1,722	854	2,576
Ending Assets	$23,484	12,119	35,603	22,549	10,327	32,876

The Waddell & Reed Advisors channel long-term redemption rate, which excludes money market funds, improved from 11.7% in the first nine months of 2003 to 11.4% in this year’s first nine months.  The Wholesale channel long-term redemption rate, which excludes money market funds, improved from 25.9% in the first nine months of 2003 to 22.9% in the first nine months of 2004.

Underwriting and Distribution Fee Revenues

Underwriting and distribution fee revenues were $138.8 million for the nine months ended September 30, 2004, an increase of $10.1 million, or 8%, from the same period last year.  The increase in revenues was primarily due to higher front-load investment product sales in our Waddell & Reed Advisors channel (consisting primarily of commissions on Class A shares), an increase in asset-based fee revenues earned on deferred-load products due to the increase in average assets under management and higher sales by Legend advisors.  Partially offsetting these increases was a decline in sales of variable annuity products and a decrease in sales of insurance products.

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

			Variance
(amounts in millions, except percentage data)	YTD 2004	YTD 2003	Amount	Percentage

Front-end load sales (Class A)	$868	759	109	14%
Variable annuity products	306	339	(33)	(10)%
Front-load product total	1,174	1,098	76	7%

Deferred-load sales (Class B & C)	179	191	(12)	(6)%
Total proprietary sales	$1,353	1,289	64	5%

Shareholder Service Fee Revenue

Shareholder service fee revenues from transfer agency, custodian, and accounting services were $57.2 million for the nine months ended September 30, 2004, an increase of $5.1 million, or 10%, from the same period last year.  The increase in service fee revenues was due to an increase in the average number of accounts over last year’s first nine months, the addition of a new fee effective July 1, 2003 for fund administration, and a slight increase in the average per account servicing fee.  The average number of shareholder accounts increased 6% to 2.36 million at September 30, 2004, compared with 2.24 million at September 30, 2003, primarily due to the addition of the Ivy accounts to our system in June 2003 and the addition of the Securian accounts in December 2003.

Underwriting and Distribution Expenses

Underwriting and distribution expenses were $149.6 million for the nine months ended September 30, 2004, an increase of $14.6 million, or 11%, from the same period in the prior year.  Total direct expenses (expenses relating to sales volume such as commission, advisor incentive compensation, commission overrides paid to field management, and commissions paid to third parties in our wholesale channel) increased by $8.9 million, or 11%, primarily due to an 8% increase in underwriting and distribution revenues from higher sales of Class A shares by our Waddell & Reed Advisors sales force.  In addition, certain direct expenses in our Wholesale channel increased at a higher level than the corresponding revenues partially due to the addition of asset-based fees on variable annuities acquired from the Advantus Series Funds in September 2003.  Indirect selling costs for the nine months ended September 30, 2004, increased by $5.7 million, or 11%, as a result of continued efforts to build our wholesale channel.

Our consolidated distribution margin for the nine months ended September 30, 2004 was –7.8% compared to  –4.9% for the same period in the prior year.  Our Waddell & Reed Advisors distribution margin, which excludes our wholesale efforts (institutional, defined benefit, intermediary, sub-advisory and Legend) and better reflects the activity of our Waddell & Reed Advisors salesforce, improved to 0.4% for the nine months ended September 30, 2004 compared to –2.3% for the same period in the prior year.

Compensation and Related Cost

Compensation and related costs for the nine months ended September 30, 2004 was $53.2 million, an increase of $3.1 million, or 6%, compared to the same period in the prior year.  The prior year results included approximately $2.5 million in temporary costs paid to employees of MIMI during the transition of operations to the corporate headquarters.  Exclusive of these costs, compensation and related costs increased by $5.6 million primarily due to the hiring of personnel to support our wholesale initiatives, higher incentive compensation and higher employee benefit cost.

Equity Compensation

Equity compensation expense for the nine months ended September 30, 2004 was $7.5 million compared to $30.6 million for the same period in the prior year.  The prior year’s results included a charge of approximately $27.1 million related to a stock option tender offer completed in the first quarter of 2003.  Excluding this charge, equity compensation expense increased by $4.0 million primarily due to additional amortization expense resulting from the grant of restricted stock in April 2004.  Equity compensation in the current year also includes approximately $0.6 million related to the accelerated vesting of restricted stock due to employee retirement.

Sub-Advisory Fees

Sub-advisory fees for the nine months ended September 30, 2004 of $4.2 million represent fees paid to other asset managers for providing advisory services for certain Ivy Funds portfolios and certain W&R Target Fund assets obtained in the acquisition of WRIICO and the strategic alliance with Securian.  In most cases, these other asset managers were sub-advising the assets prior to our acquisition and specialize in investment styles not offered by the Company.  Gross management fees earned from these assets are included as part of management fee revenues discussed above.

General and Administrative Costs

General and administrative expenses for this year’s first nine months were $29.0 million, a decrease of $32.2 million, over the comparable period in the prior year.  The prior year results included a charge of $32.0 million ($21.5 million after-tax) for estimated damages and legal costs in connection with the UILIC litigation, the NASD sales practice exam and ongoing disputes with former sales personnel in our Advisors channel.  Excluding this charge, general and administrative expenses decreased by $0.2 million.  The slight decrease was primarily a result of lower legal expenses as certain ongoing legal costs were included in the $32.0 million charge recorded in the third quarter of 2003 for estimated damages and costs partially offset by higher costs associated with temporary contracted business services, computer services and costs associated with Sarbanes-Oxley.

Investment and Other Income, Interest Expense and Taxes

Investment and other income for the first nine months of 2004 was $3.5 million compared to $3.6 million for the same period in the prior year.  Year to date results for 2004 include a net gain of $1.6 million on our trading portfolio.  Effective June 30, 2004, we began matching a portion of the Company’s investments to the funding obligations created by our deferred compensation plans.  These plans allow employees to choose investment vehicles, which are primarily Company sponsored mutual funds.   Accordingly, we changed the classification of certain mutual fund holdings from available-for-sale to trading.  Year to date results for 2003 included a gain of $1.1 million for the sale of a mutual fund investment.  Exclusive of these items, investment and other income decreased by $0.6 million primarily due to a decline in interest from corporate bonds and lower interest from litigation deposits as the previous UILIC cash bond was outstanding for a longer period during 2003.

Interest expense for the first nine months of 2004 was $7.5 million, an increase of $0.2 million, or 2%, compared to the prior year’s first nine months.  This increase was mainly due to a reduction in the benefit received from the interest rate swap on long-term debt compared to the previous year.  Average debt outstanding for the first nine months of 2004 was $247.2 million compared to $245.1 million for the first nine months of 2003.  Our overall average interest rate, which includes other borrowing costs such as commitment fees, was 4.04% compared to 4.00% for the same period last year.

Our effective income tax rate for the nine months of 2004 was 36.0% compared to 36.1% for the same period in the prior year.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operations.  Cash and cash equivalents were $115.1 million at September 30, 2004, an increase of $43.6 million from December 31, 2003.  Cash and cash equivalents include reserves of $13.7 million and $18.3 million for the benefit of customers in compliance with securities regulations at September 30, 2004 and December 31, 2003, respectively.  Cash and cash equivalents, investment securities and current receivables increased to $291.1 million at September 30, 2004 from $206.5 million at December 31, 2003.

A $36 million standby letter of credit was issued in connection with a court appeal bond posted with the Supreme Court of the State of New York (the “NY Supreme Court”) related to the NASD arbitration award.  As collateral for performance of obligations of the bank under the letter of credit, we have pledged a portion of our investment securities and cash with a combined market value of $43.1 million at September 30, 2004.  On January 28, 2004, the NY Supreme Court ordered that the appeal bond be released as a result of the award being reversed and vacated.  Please see Note 9 “Contingencies” for more information regarding the release of the appeal bond.

Cash flow provided from operations was $74.5 million and $64.6 million for the nine months ended September 30, 2004 and 2003, respectively.  The increase of $9.9 million was primarily due to higher net income partially offset by changes in working capital items.  In addition, gross sales and purchases of trading securities during the third quarter of 2004 were $6.9 million and $4.8 million, respectively.

Cash flows used by investing activities were $47.5 million for the nine months ended September 30, 2004.  A majority of the cash, $56.2 million, was used to make an interest-bearing deposit to fund an appeal bond associated with the UILIC litigation.  In addition, the Company made additional purchases of investments totaling $1.2 million and made capital expenditures of approximately $6.7 million.  Partially offsetting these outflows were proceeds of $16.6 million from the sale and maturity of investment securities. Cash flows provided by investing activities for the first nine months of 2003 were $25.6 million.  Cash inflows for the first nine months of 2003 included the return of the $62.5 million UILIC appeal bond deposit and $5.4 million in proceeds from the sale of investment securities.  These inflows were partially offset by payments of $26.3 million for the purchase of contracts for the management of the equity portfolios of Advantus Series Fund, Inc., $9.5 million for capital expenditures, $3.3 million related to final working capital adjustments in connection with our acquisition of WRIICO, and investment security purchases of $5.3 million.

Cash flows provided by financing activities during the first nine months of 2004 were $16.6 million primarily due to an increase in short-term borrowings from our money market program in the amount of $71.0 million to fund the UILIC bond and proceeds from the exercise of stock options in the amount of $6.5 million.  These amounts were partially offset by the use of cash for dividends paid in the amount of $37.1 million and repurchases of our common stock in the amount of $23.6 million.  Cash flows used in financing activities during the first nine months of 2003 were $68.8 million.  The use of cash consisted of repayments of short-term debt in the amount of $23.0 million, dividends paid in the amount of $32.6 million and approximately $26.1 million for repurchases of common stock.  Stock repurchases included shares purchased from participants in the tender offer to satisfy individual income tax liabilities.

We have negotiated a renewal of our 364-day revolving credit facility with various lenders, effective October 8, 2004, for a total of $200.0 million, whereby the lenders could, at their option upon our request, expand the facility to $300.0 million.  At September 30, 2004, there was no balance outstanding under the facility.

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

See Note 9 “Contingencies” including “Alabama United Investors Litigation” beginning on page 15 for a discussion of use of funds during the third quarter of 2004 in this litigation.  As in the past, any bond posted would be satisfied with a combination of current liquidity and borrowings on our money market loan program.

Long-term capital requirements include capital expenditures primarily for enhancement of technology infrastructure, strategic acquisitions, payment of dividends, repayment and servicing of the Company’s debt obligations and repurchases of the Company’s stock.

Supplemental Information

	3Q 04	3Q 03	% Change	YTD 04	YTD 03	% Change
Redemption rates – long term assets
Waddell & Reed Advisors Channel	11.6%	11.3%		11.4%	11.7%
Wholesale Channel	21.1%	20.2%		22.9%	25.9%
Total	14.9%	14.0%		15.3%	15.7%

Sales per advisor (000’s) (1)
Total	154	146	5.5%	532	418	27.3%
2+ Years (2)	222	213	4.2%	778	572	36.0%
0 to 2 Years (3)	42	49	-14.3%	116	116	—%

Gross production per advisor	12.3	11.0	11.8%	39.6	32.6	21.5%

Number of financial advisors (1)	2,566	2,985	(14.0)%	2,566	2,985	(14.0)%
Average number of financial advisors (1)	2,513	2,992	(16.0)%	2,546	3,089	(17.6)%

Number of shareholder accounts (000’s)	2,387	2,282	4.6%	2,387	2,282	4.6%

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

Part II.  Other Information

Item 1.           Legal Proceedings

See Notes to the Unaudited Consolidated Financial Statements, Note 9 “Contingencies” beginning on page 15 of this Quarterly Report on Form 10-Q regarding the status of the United Investors/Torchmark Corporation litigation, the Sawtelle and Washington Square arbitration,  the NASD Enforcement Action and the SEC/NYAG mutual fund inquiry. Information required by this Item 1 is incorporated herein by reference to the disclosure contained in Note 9 of the Notes to the Unaudited Consolidated Financial Statements.

Williams Litigation

On March 22, 2004, three individuals who purchased shares of certain registered investment companies (mutual funds) for which certain of the Company’s subsidiaries provide services as either investment manager or distributor/underwriter, filed a derivative Complaint in the United States District Court for the Western District of Missouri, Central Division (Case No:04-4050-CV-C-SOW) on behalf of the mutual funds, alleging that these subsidiaries breached their fiduciary duties to the mutual funds by collecting excessive investment advisory fees and/or excessive 12b-1 fees in violation of the Investment Company Act of 1940.  The damages sought are unspecified.  This case is substantially similar, if not identical, to suits brought against other mutual fund complexes over the past year.

The Company denies that any of its subsidiaries breached their fiduciary duties to the mutual funds at issue and believes that the investment advisory and 12b-1 fees collected were proper based upon the nature of the services rendered and were approved by the mutual funds’ boards of directors in conformity with the requirements of the Investment Company Act of 1940.

The Company has recently prevailed on its Motion to Transfer Venue from where the case was initially filed to the United States District Court for the District of Kansas.

Item 2.           Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table sets forth certain information about the shares of Class A common stock we repurchased during the third quarter of 2004.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under The Program

July 1 - July 31	—	—	—	n/a	(1)
August 1 - August 31	94,500	$19.10	94,500	n/a	(1)
September 1 - September 30	—	—	—	n/a	(1)

Total	—	—	—

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

Item 6.           Exhibits and Reports on Form 8-K

(a)                                                          Exhibits:

10.1	Fourth Amendment to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated

10.2	Fourth Amendment to the Waddell & Reed Financial, Inc. 1998 Executive Deferred Compensation Stock Award Plan, as amended and restated

10.3	Third Amendment to the Waddell & Reed Financial, Inc. 1998 Non-Employee Director Stock Award Plan, as amended

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Executive Officer

(b)                                                         Reports on Form 8-K:

Current Report on Form 8-K Item 12 dated July 29, 2004.
Furnished not filed. No financial statements were required to be filed.

Current Report on Form 8-K Items 1.01, 1.02, and 2.03 dated October 8, 2004.
No financial statements were required to be filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of October, 2004.

WADDELL & REED FINANCIAL, INC.

By:	/s/ Keith A. Tucker
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Daniel P. Connealy
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Mark A. Schieber
Vice President and
Controller
(Principal Accounting Officer)