Form 10-K
period 2004-12-31
WADDELL & REED FINANCIAL INC
filed 2005-03-14
CIK 1052100

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004
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

        The aggregate market value of the voting and non-voting common stock equity held by non-affiliates (i.e. persons other than officers, directors and stockholders holding greater than 5% of the registrant's common stock) based on the closing sale price on June 30, 2004 was $1.008 billion.

Shares outstanding of each of the registrant's classes of common stock as of March 1, 2005

Class A common stock, $.01 par value: 82,870,218

DOCUMENTS INCORPORATED BY REFERENCE

        In Part III of this Form 10-K, portions of the definitive proxy statement for the 2005 Annual Meeting of Stockholders to be held April 27, 2005.

Index of Exhibits (Pages 98 through 104)
Total Number of Pages Included Are 104

WADDELL & REED FINANCIAL, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2004

PART I

ITEM 1.    Business

Overview

        Waddell & Reed Financial, Inc. (hereinafter referred to as the "Company," "we," "our" or "us") is a corporation, incorporated in the state of Delaware on December 24, 1981, that conducts business through its subsidiaries. We derive our revenues primarily from providing investment advisory, distribution, and administrative services to mutual funds and institutional and separately managed accounts. Investment management fees, our most substantial source of revenues, are based on the amount of average assets under management and are affected by sales levels, financial market conditions, redemptions, and the composition of assets. Underwriting and distribution revenues, another substantial source of revenues, primarily consist of commissions derived from sales of investment products, insurance products, and distribution fees on certain variable products, as well as advisory services. The products sold have various commission structures and the revenues received from sales of products vary based on the type and amount sold.

        We sell our investment products through two distribution channels: the Advisors channel and the Wholesale channel. In the Advisors channel, our proprietary sales force (the "Advisors") consists of 2,623 financial advisors that focus their efforts primarily on the sale of investment products advised by the Company, which we believe makes us unique in the asset management industry. The Advisors channel's primary market is middle and upper-middle income Americans for which we compete primarily with smaller broker-dealers and independent financial advisors, as well as a span of other financial providers. Our proprietary sales force gains loyal customers by forming relationships with their clients and typically creates profit by collecting assets for us to manage. As a result, in the Advisors channel we generally have a lower cost of distribution than that of the industry, and we are generally able to earn investment management fees on those assets for a much longer period of time than many others in the industry due to client retention fostered by our financial advisors. Separately, certain products are marketed and sold through a variety of our Wholesale channels which include, among others, institutional (including ACF), non-proprietary, and Legend, discussed below.

Organization

        We operate our investment advisory business through our subsidiary companies, primarily Waddell & Reed Investment Management Company ("WRIMCO"), a registered investment adviser. Other investment advisory subsidiaries include Ivy Investment Management Company ("IICO") (formerly known as Waddell & Reed Ivy Investment Company), a registered investment adviser for Ivy Funds, Inc. and the Ivy Fund portfolios (collectively, the "Ivy Funds"), Legend Advisory Corporation ("LAC"), a registered investment adviser for the Legend group of subsidiaries ("Legend") and Austin, Calvert & Flavin, Inc. ("ACF"), an investment management subsidiary. As of December 31, 2004, we had a total of $38.7 billion in assets under management and approximately 2.4 million shareholder accounts.

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

        Waddell & Reed Services Company ("WRSCO") provides transfer agency and accounting services to the Waddell & Reed Advisors Funds and the Ivy Funds. W&R, WRIMCO, WRSCO, ACF, Legend, IICO, and IFDI are hereafter collectively referred to as the "Company," "we," "us," or "our," unless the context requires otherwise.

Company History

        Founded in 1937, we are one of the oldest mutual fund complexes in the United States, having introduced our largest family of mutual funds, the Waddell & Reed Advisors Group of Mutual Funds (formerly, the United Group of Mutual Funds) in 1940. We completed an initial public offering ("IPO") in 1998.

        On August 9, 1999, we completed the acquisition of ACF, an investment management firm based in San Antonio, Texas. ACF manages investments for trusts, high net worth families and individuals, and pension plans of corporations, hospitals, schools, labor unions, endowments and foundations.

        On March 31, 2000, we completed the acquisition of Legend, a privately-held mutual fund distribution and retirement planning company based in Palm Beach Gardens, Florida. Through its network of over 509 financial advisors, Legend serves employees of school districts and other not-for-profit organizations.

        On June 30, 2000, we renamed two of our mutual fund families. The United Group of Mutual Funds was renamed the Waddell & Reed Advisors Group of Mutual Funds (the "Advisors Funds") and Waddell & Reed Funds, Inc. was renamed W&R Funds, Inc. (the "W&R Funds"). On October 16, 2000, Target/United Funds, Inc. was renamed W&R Target Funds, Inc. (the "Target Funds").

        On December 16, 2002, we acquired the business of Mackenzie Investment Management Inc. ("MIMI"), a Florida-based investment management subsidiary of Toronto-based Mackenzie Financial Corporation ("MFC") and adviser of the Ivy Funds sold in the United States. We operate the former MIMI's business through IICO.

        During 2003, we entered into a strategic alliance agreement with Securian Financial Group, Inc. ("Securian"), where we agreed to become investment adviser on substantially all equity assets managed by Advantus Capital Management, Inc. ("Advantus"). Advantus is a subsidiary of Securian and an affiliate of Minnesota Life. As a result of the agreement, we were assigned the contracts for the management of certain actively managed equity funds of the Advantus Series Funds, a mutual fund family used within variable insurance products. In addition, we were also assigned the contracts for management of certain Advantus Retail Funds. Upon obtaining the requisite approvals, the Advantus Series Funds were merged into the Target Funds and the Advantus Retail Funds were merged into the Ivy Funds.

        On June 16, 2003, we completed the merger of several of the original Ivy Fund portfolios with comparable funds in the W&R Funds family. All funds in the W&R Funds family operate post-merger as a single new fund family under the Ivy Funds brand and carry forward the performance of the W&R Funds. In conjunction with the merger, we re-launched the Ivy Fund family for non-proprietary distribution through our Wholesale channel, as well as for distribution by our proprietary sales force through our Advisors channel.

        During 2004, we made significant progress in our non-proprietary distribution efforts of the Ivy Funds within our Wholesale channel. We continued our strategy to build relationships with key broker-dealers, registered investment advisors and third party administrators of retirement plans. We also made significant strides in placing our funds within important national retail and fee-based programs. A wholesaling staff of 20 external wholesalers, assisted by 19 internal wholesalers and key account representatives, supports this effort.

        This year represented the first full year of distribution of the re-launched Ivy Funds through non-proprietary channels, and the results achieved were noteworthy. During 2004 our non-proprietary distribution efforts resulted in gross sales of $1.4 billion, exceeding the $1 billion threshold. Net sales were also very strong at $361 million for the year, representing an organic growth rate of 9.5%, which we believe compares favorably within our public asset manager peer group.

Investment Management Operations

        Our investment advisory business provides our largest source of revenues and profits. We earn investment management fee revenues by providing investment advisory and management services pursuant to an investment management agreement with each fund within the Advisors Funds family, the Ivy Funds families, the Target Funds family, and our Waddell & Reed InvestEd Portfolios, Inc. ("InvestEd"), (collectively, the "Funds"). While the specific terms of the agreements vary, the basic terms are similar. The agreements provide that we render overall investment management services to each of the Funds, subject to the oversight of each Fund's board of directors/trustees and in accordance with each Fund's fundamental investment objectives and policies. The agreements permit us to enter into separate agreements for shareholder services or accounting services with each respective Fund.

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

        Our investment management effort has a strong foundation based upon its people and resources combined with its repeatable process. We have a seasoned team of portfolio managers who average 15 years of industry experience and 10 years of tenure with Waddell & Reed. Generally, portfolio managers have had extensive experience as investment research analysts prior to acquiring portfolio management assignments. They have substantial resources available to them, including the efforts of internal equity and fixed income analysts who conduct primary fundamental research including numerous on and off-site meetings annually with management of the companies in which they invest. In addition, we use research provided by brokerage firms and independent outside consultants. Portfolio managers participate in a collaborative process that blends their individual accountability with the ideas of their peers which, when supported by an intensive research capability, supports our efforts to deliver consistent, long-term performance.

        We have significant experience in twelve broad asset classes, each involving multiple investment management styles. Our investment strategy generally emphasizes investments at attractive valuations in companies that the portfolio managers believe can produce above average growth in earnings. Our portfolio managers also strive for consistent long-term performance while seeking to provide downside protection in turbulent markets.

        Our investment philosophy lends itself well to the financial planning approach used by our Advisors channel while our consistent long-term investment performance record supports the distribution efforts in our Wholesale channel. Our Advisors channel's focus is on financial planning, providing clients with advice and in-depth financial planning services. Our Wholesale distribution channel encompasses garnering institutional assets for which we provide investment management services, and offering our Funds for sale through non-proprietary distribution outlets and through Legend retirement advisors. As a result of our investment philosophy and results, our Advisor channel has developed a loyal customer base with clients maintaining their accounts for approximately 8 years on average as compared to 4 years for the mutual fund industry, as derived from statistics provided by the Investment Company Institute. This loyalty is evidenced by a relatively low redemption rate in the Advisors channel for the three years ended December 31, 2004 of 11.0%, which is considerably lower than the industry average of 24.7%.

Investment Management Products

        Our mutual fund families offer a wide variety of investment options. We are the exclusive underwriter and distributor of 69 registered open-end mutual fund portfolios, including 21 portfolios in the Advisors Funds family, 27 portfolios in the Ivy Funds families, 18 portfolios in the Target Funds family and 3 portfolios in InvestEd. In addition to performing investment management services for the Funds, we act as an investment advisor for institutional and other private investors.

        The following table provides information regarding the composition of our assets under management by distribution channel and asset class for the last three years.

	2004		2003		2002
	Average	Percentage of Total	Average	Percentage of Total	Average	Percentage of Total
	(in millions)
Distribution Channel:
Advisors Channel
Equity	$19,322	80%	17,131	76%	19,001	80%
Fixed income	3,962	17%	4,203	19%	3,697	15%
Money market	759	3%	1,038	5%	1,136	5%

Total	$24,043	100%	22,372	100%	23,834	100%

Wholesale Channel
Equity	$11,265	92%	8,346	92%	4,983	92%
Fixed income	963	7%	673	7%	380	7%
Money market	59	1%	41	1%	27	1%

Total	$12,287	100%	$9,060	100%	5,390	100%

Total by Asset Class:
Equity	$30,587	84%	25,477	81%	23,984	82%
Fixed income	4,925	14%	4,876	16%	4,077	14%
Money market	818	2%	1,079	3%	1,163	4%

Total	$36,330	100%	31,432	100%	29,224	100%

        The following table summarizes our ending assets under management by broad asset class, many of which incorporate multiple investment styles, as of December 31, 2004.

	2004
	Ending	Percentage of Total
	(in millions)
Investment Style:
Large Capitalization Growth Equities	$9,305	24%
Large Capitalization Core Equities	6,336	16%
Small Capitalization Growth Equities	4,062	11%
Value Equities	3,793	9%
Balanced & Flexible	3,016	8%
Taxable Investment Grade Fixed Income	2,595	7%
International Equities	2,558	7%
Multi-Capitalization Core Equities	2,050	5%
Middle Capitalization Growth Equities	1,392	4%
High Yield Fixed Income	1,251	3%
Tax Exempt Fixed Income	1,073	3%
Money Market	763	2%
Other	464	1%

Total	$38,658	100%

        The following table summarizes our 5 largest mutual funds as of December 31, 2004 by ending assets under management and investment management fees for the last three years. The assets under management and management fees of our 5 largest mutual funds are presented as a percentage of our total assets under management and total management fees.

	2004		2003		2002
	Average	Percentage of Total	Average	Percentage of Total	Average	Percentage of Total
	(in millions)
By Assets Under Management:
Advisors Core Investment	$4,233	11%	4,628	13%	$4,586	16%
Advisors Science & Technology	2,286	6%	2,093	6%	1,703	6%
Advisors Accumulative	2,050	5%	2,093	6%	1,681	6%
Advisors Vanguard	1,830	5%	1,938	5%	1,355	5%
Advisors New Concepts	1,284	3%	1,088	3%	840	3%

Total	$11,683	30%	11,840	33%	10,165	36%

	(in thousands)
By Management Fees:
Advisors Core Investment	$26,698	11%	27,506	14%	33,288	18%
Advisors Science & Technology	17,779	7%	15,185	7%	17,100	9%
Advisors Accumulative	13,697	6%	12,969	6%	13,031	7%
Advisors Vanguard	12,580	5%	10,753	5%	11,043	6%
Advisors New Concepts	9,947	4%	8,021	4%	8,680	5%

Total	$80,701	33%	74,434	36%	83,142	45%

Other Products

        We also offer our customers variable annuity, retirement, and life insurance products underwritten by Nationwide and Minnesota Life. Additionally, Nationwide provides a broad span of private label insurance for use by our financial advisors. Through our insurance agency subsidiaries, our financial advisors also sell life insurance and disability products underwritten by various carriers through a general agency arrangement with BISYS Insurance Services, Inc. ("BISYS").

        In 2001, we launched InvestEd, our 529 college savings plan. InvestEd was established under the Arizona Family College Savings Program, created by the state of Arizona as a qualified state tuition program in accordance with Section 529 of the Internal Revenue Code. InvestEd provides for post-secondary education savings that allow anyone to open an account and invest for higher education expenses. Investments in 529 plans grow tax-deferred until withdrawn and, beginning in 2002, withdrawals for qualified higher education expenses are free from federal income tax. InvestEd is available nationally through our financial advisors and has been organized as a "fund of funds," with three portfolios made up of various Advisors Funds. InvestEd's Growth, Balanced and Conservative portfolios are customized based on the beneficiary's college time horizon and the investor's desired level of investment risk for that time horizon. The ending assets of the three InvestEd portfolios at December 31, 2004 were $171.7 million.

        Also in 2001, we introduced our Strategic Portfolio Allocation ("SPA") product for tax-advantaged portfolios. This product incorporates a predictive, dynamic asset allocation system that reallocates the asset classes within model portfolios. Clients investing in SPA can choose from five available model portfolios with objectives ranging from conservative to aggressive, based on their goals, risk tolerance, and other factors. Each of the model portfolios is comprised of a variety of Advisors Funds ranging from money market and fixed income funds to domestic and international equity funds in order to meet the client's investment objective. As of December 31, 2004, we had approximately $649 million of assets in our SPA product.

        On November 1, 2004 we introduced the Managed Allocation Portfolio ("MAP") product, a fee-based mutual fund asset allocation program incorporating Waddell & Reed Advisor Funds and Ivy Funds. It is structured to provide advisors and clients with new advisory services, a new pricing option competitive with other firms' fee-based products and flexibility to allow advisors to assist clients in selecting underlying funds based upon their individual needs. One of the main differences between SPA and MAP is that clients and their financial advisors select the underlying mutual funds within the MAP models, whereas for SPA, the Investment Policy Committee determines the model compositions. We believe this fee-based product will support our advisor recruitment and retention efforts, and will fill a niche in our product lineup. As of December 31, 2004 we had approximately $10.5 million in assets in MAP portfolios.

Underwriting and Distribution

        We earn underwriting and distribution fee revenues primarily by distributing the Funds pursuant to an underwriting agreement with each Fund (except the Target Funds as explained below) and, to a lesser extent, by distributing mutual funds offered by other companies not affiliated with us pursuant to selling agreements. Under each underwriting agreement, we offer and sell the Fund's shares on a continuous basis (open-end funds) and pay certain costs associated with underwriting and distributing the Funds, including the costs of developing and producing sales literature and printing of prospectuses, which may be then either partially or fully reimbursed by the Fund. The Funds are sold in various classes that are substantially structured in ways that conform to industry standards (i.e. "front-end load," "back-end load," "level-load" and institutional).

        When a client purchases Class A shares (front-end load), the client pays an initial sales charge of up to 5.75% of the amount invested. The sales charge for the Class A shares typically declines as the investment amount increases. In addition, investors may combine their purchases of these shares to qualify for a reduced sales charge. When a client purchases Class B shares (back-end load), we do not charge an initial sales charge, but we do charge a contingent deferred sales charge upon early redemption of shares, up to 5% of the lesser of the current market net asset value or the purchase cost of the redeemed shares in the first year and declining to zero for shares held for more than six years. When a client purchases Class C shares (level-load), we do not charge an initial sales charge, but we do charge investors who redeem their Class C shares in the first year a contingent deferred sales charge of 1% of the lesser of the current market net asset value or the purchase cost of the shares redeemed.

        We distribute variable products offering the Target Funds as investment vehicles pursuant to general agency arrangements with Nationwide and Minnesota Life. Commissions, marketing allowances, and other compensation are paid to us as stipulated by the agreements with Nationwide and Minnesota Life. In connection with this arrangement, the Target Funds are offered and sold on a continuous basis. Significant portions of the commissions we receive from the sale of variable products are paid to our financial advisors and sales managers.

        Under a Rule 12b-1 service plan, the Funds may charge a maximum of 0.25% of the average daily net assets as compensation for expenses paid to broker-dealers and other sales professionals in connection with providing ongoing services to the Funds' shareholders and/or maintaining the Funds' shareholder accounts. The Funds' Class B and Class C shares may charge a maximum of 0.75% of the average daily net assets under a Rule 12b-1 distribution plan as compensation to broker-dealers and other sales professionals for their services in connection with distributing shares of that class. Class B shares convert to Class A shares after eight years. The Rule 12b-1 service plan is subject to annual approval by the Funds' board of directors/trustees, including a majority of the disinterested members, by votes cast in person at a meeting called for the purpose of voting on such approval. The Target Funds may terminate the service plan at any time without penalty.

        In addition to distributing variable products, we distribute a number of other insurance products through our insurance agency subsidiaries, including individual term life, group term life, whole life, accident and health, long-term care, Medicare supplement, and disability insurance. We receive commissions and compensation from various underwriters for distributing these products. We are not an underwriter for any insurance policies.

Distribution Channels

        We distribute our investment products through our Advisors channel, which reflects the activity of our proprietary sales force, and through our Wholesale channel, which reflects all other sales efforts, including institutional (including ACF), non-proprietary, and Legend.

        The Advisors Funds, variable products offering the Target Funds, and InvestEd are offered primarily through our financial advisors and Legend retirement advisors; Advisors Funds and InvestEd are also offered through Wholesale distribution channels in limited circumstances. The Ivy Funds are offered through both our Wholesale channel and Advisors channel. The assets under management of the Funds are included in either our Advisors channel or our Wholesale channel depending on who marketed the client account. As of December 31, 2004, we had approximately 645,000 mutual fund customers with an average investment of $37,000 and over 82,000 variable account customers with an average investment of $47,000.

Advisors Channel

        Our advisors sell investment products primarily to middle and upper-middle income Americans. We serve individual investors and businesses in geographic markets of all sizes. We assist clients with a wide range of financial issues with a significant focus on helping them plan, and accumulate financial resources, for retirement. We provide financial plans for clients, offering one-on-one consultations that emphasize long-term relationships through continued service, rather than a one-time sale. We believe that we are well positioned to benefit from the industry trend of "assisted sales" (sales of investment products through an advisor) driven by the array of options now available to investors and the need for financial planning advice. We believe that demographic trends and an increasing recognition of the importance of having adequate retirement savings will continue to support increased consumer demand for our products and services.

        On December 31, 2004, our proprietary sales force consisted of 2,623 financial advisors, including 199 district managers, and 137 district supervisors. Eight regional vice presidents and 127 division managers manage this sales force, which operates out of 184 offices located throughout the United States. In addition, we have 219 individual advisor offices. For the year ended December 31, 2004, our financial advisors sold approximately $2.2 billion of investment products. We believe, based on industry data, that our financial advisors are currently one of the largest sales forces in the United States selling primarily mutual funds. As of December 31, 2004, 35.9% of our financial advisors have been with us for more than 5 years and 18.6% for more than 10 years. The New Financial Advisor Service Fee Program, which provides new advisors with a fixed source of earnings until they can develop the skills and client base necessary to earn a stable income from commissions, has played an important role in advisor retention.

        Our presence in the market grew during the first two years following our IPO in March 1998, as we penetrated previously untapped geographic markets through the addition of new division offices in those areas. During the last two years, we instituted a number of initiatives designed to improve advisor productivity. Although this resulted in substantial attrition of our proprietary sales force, our advisors now are more productive than in recent years. We intend to focus on advisor recruiting efforts in the upcoming year and anticipate higher headcount growth than in 2004.

        In order to emphasize the importance of recruiting and developing our financial advisors, we use a manager compensation system that ties compensation of division managers to the development of new financial advisors and to division sales, rather than personal sales. We also provide professional development programs for our financial advisors. Professional development specialists provide training programs for new recruits, as well as advanced training for experienced financial advisors. Programs for new recruits focus on prospecting techniques, product knowledge and sales skills. Field office classes provide guidance in identifying target markets, practical exercises to learn interviewing skills and data collection, instruction in basic financial planning software, and help in matching products with various client investment objectives. Sales presentation skills are taught and practiced in a classroom environment, as well as on joint sales calls with field sales management. The programs for experienced advisors focus on skills related to dealing with larger, more complex client situations generally involving larger investment amounts, advanced asset allocation reviews, estate planning issues, etc. In addition, we offer select new financial advisors the opportunity to participate in a weeklong Career Development Conference at the home office covering such subjects as our unique "Taking Charge" process focusing on identifying individual opportunities for competitive advantage in each advisor's markets, business development, client relationship skills, financial planning, software utilization, selection of appropriate resources and products for specific client situations and marketing techniques.

        We provide a number of other initiatives to increase productivity and provide support to our financial advisors. We developed significantly enhanced financial plans for our advisors to make available to their clients. These plans are aimed at generating higher average initial investments, more frequent repeat investments, and a higher close ratio. Additional initiatives, such as the Career Development Conference and the New Manager Training Program, have also contributed to productivity. We continually enhance eSource, the intranet site for our advisors, by making it easier to navigate and by adding key information on new products, services and training resources. The site, which has become a primary source of communication and support between our advisors and the home office, provides daily share prices of our Funds, the Funds' performance measures, marketing tools, tax law changes, and a variety of other information. The site also offers resources to help our advisors build and manage their sales more effectively.

        In 2002, we completed the implementation of a frame-relay system to provide faster, more reliable data interchange and connection between the home office and the field, further enhancing advisor communication and support. In 2003, we launched our state-of-the-art client relationship management system ("CORE") for use by our financial advisors. In 2004, we completed the rollout of CORE by providing extensive training to users in field offices nationwide. This software has given our financial advisors the ability to provide the highest level of quality client service more accurately and efficiently. CORE allows numerous query capabilities of client data that can be used for a variety of purposes, including marketing and client contact management. CORE also allows for user-defined access methods to client data, extensive access to client history, the ability to track and monitor marketing activities, and much more. Also in 2004, we began using a team of wholesalers, whose efforts originated in our Wholesale channel, to facilitate product training among our advisors. The enhanced product training provided by the wholesaler team was well received by our financial advisors. We noted significant improvements in advisor productivity over last year. Our proprietary investment product sales per advisor were $709 thousand, $589 thousand, and $628 thousand, for the years ended December 31, 2004, 2003, and 2002, respectively.

        Gross production per advisor is an additional method of measuring advisor productivity to better reflect the activities of the advisor and to more closely align with industry standard methods of using gross commissions per sales representative to measure productivity. For purposes of this measure, gross production consists of front-end load sales and distribution fee revenues, as it would be received from an underwriter, from sales of both proprietary and other mutual funds. In addition, it includes fee revenues from our SPA and MAP products and financial plans, and commission revenues earned on insurance products. This measure excludes underwriting fee revenues, Rule 12b-1 service fee revenues, variable annuity distribution fee revenues, and all revenues related to Class Y shares, all of which do not relate to the distribution activities of our financial advisors. Gross production per advisor was $52.8 thousand, $44.8 thousand, and $47.1 thousand for the years 2004, 2003, and 2002, respectively.

Wholesale Channel

        Our Wholesale channel consists generally of those sales that are garnered through methods other than through the Advisors channel, including institutional (including ACF), non-proprietary (including broker-dealers, 401(k) platforms and registered investment advisors), and through Legend retirement advisors. In an effort to accelerate sales growth, we have focused on expanding our Wholesale distribution efforts over the past three years. Our launch into this channel included the acquisition of MIMI in 2002 and the strategic alliance with Securian in 2003. As a result of an increased demand for our mutual funds in our non-proprietary channel, market appreciation, and assets gained through acquisitions, our assets under management from the Wholesale channel have increased from $12.2 billion at December 31, 2003 to $13.4 billion at December 31, 2004.

Wholesale—Institutional Accounts

        WRIMCO and ACF market their investment advisory services directly to institutions. However, in many cases the institutions use consultants to assist with their manager selection process. Most of our institutional business is defined benefit pension plans, but a significant amount of assets are managed for defined contribution pension plans, foundations, endowments, Taft-Hartley plans, high-net worth individuals, and insurance company general accounts. Minimum account sizes are significantly larger than those of mutual funds.

        Over the past three years, we have expanded our distribution efforts through this component of our Wholesale channel by entering into additional subadvisory agreements with certain strategic partners. As part of the December 16, 2002 acquisition of the business of MIMI, we have entered into new subadvisory and marketing agreements extending MFC's subadvisory agreements with IICO and providing us with additional investment management opportunities in Canada. Pursuant to these multi-year subadvisory agreements, we receive investment management fees covering multiple funds whose managed assets were approximately $1.1 billion (USD) at December 31, 2004.

        Through our strategic alliance agreement with Securian, we agreed to become investment adviser for substantially all equity assets managed by Advantus. In addition, as part of the strategic alliance agreement, the Company manages as separate accounts certain actively managed equities in the Minnesota Life and Securian Holding Company general accounts. Certain of Minnesota Life's unregistered separate accounts used primarily for their 401(k) products were mapped into Ivy Funds of like objective. As of December 31, 2004, the value of assets under management resulting from our strategic alliance with Securian was $2.7 billion.

Wholesale—Non-Proprietary

        In 2004, we continued to increase the distribution of our proprietary mutual funds through non-proprietary outlets. These third parties have a client relationship with, and maintain an account for, the investors. Typically, these investors purchase our investment products at the suggestion of the third parties. Therefore, the third parties are expanding our opportunities to gain new investors. Our efforts focus principally on distributing the Ivy Funds through three channels: broker-dealer (the largest method of distributing mutual funds for the industry), retirement (401(k) platforms using multiple managers) and registered investment advisors (fee-based financial advisors who generally sell institutional class mutual funds through supermarkets). We believe that the number of selling agreements, and the number of relationships through which we obtain sales, will continue to increase in 2005.

        As part of broadening our product distribution, we also added select Ivy Funds to our product offerings with the acquisition of MIMI. We maintained the Ivy Funds brand name, expanded its product offerings, and used it for U.S. retail non-proprietary load fund distribution, while using our investment management capabilities to strengthen the Ivy Funds product line. The merger of the Ivy and the W&R fund families in 2003 created a combined product line with considerably greater scale and breadth, using the former W&R Funds' historical performance for those funds in which Ivy and W&R funds were merged together. In December 2003, the Advantus Funds also were merged into the Ivy Funds and took on the Ivy Funds name. As of December of 2004, assets under management of the Ivy Funds were $4.2 billion. The Ivy Funds are also available for sale by our financial advisors, enabling them to sell a number of styles offered by the Ivy Funds family that are not part of our Waddell & Reed Advisors Funds family.

        Legend retirement advisors distribute our Funds and variable products, along with other products, through Legend's retirement advisor sales force. At December 31, 2004, Legend had 509 registered retirement advisors in 78 Legend offices located primarily in the eastern part of the United States. These retirement advisors are not included in our discussion of our financial advisors nor in our disclosure of the number of advisors we have licensed. For the years ended December 31, 2004, 2003, and 2002, Legend retirement advisors sold $54.7 million, $57.9 million, and $53.6 million of our proprietary mutual funds, respectively. For the years ended December 31, 2004, 2003, and 2002, Legend also sold $347.4 million, $231.3 million, and $258.0 million, respectively, of mutual funds offered by other companies not affiliated with us. Sales per Legend retirement advisor were $790 thousand in 2004. Legend has $3.5 billion of client assets under administration as of December 31, 2004.

Change in Assets Under Management

        The following table summarizes the changes in our assets under management for the last three fiscal years. All sales are net of commissions. The activity includes all activity of the Funds and institutional and separate accounts, including money market funds and transactions at net asset value accounts for which we receive no commissions. Assets gained from the strategic alliance with Securian in 2003 and the acquisition of MIMI in 2002 are reported separately from sales as "Acquired Assets."

	Advisors Channel	Wholesale Channel	Total
	(in millions)
December 31, 2004 YTD
Beginning Assets	$24,337	12,236	36,573
Sales (net of commissions)	2,219	2,652	4,871
Redemptions	(3,405)	(2,748)	(6,153)

Net Sales	(1,186)	(96)	(1,282)
Net Exchanges	(93)	84	(9)
Reinvested Dividends and Capital Gains	182	157	339

Net Flows	(1,097)	145	(952)
Market Appreciation	2,057	980	3,037

Ending Assets	$25,297	13,361	38,658

December 31, 2003 YTD
Beginning Assets	$21,497	6,618	28,115
Acquired Assets	—	2,437	2,437
Sales (net of commissions)	2,344	3,321	5,665
Redemptions	(3,421)	(2,151)	(5,572)

Net Sales	(1,077)	1,170	93
Net Exchanges	(34)	25	(9)
Reinvested Dividends and Capital Gains	195	149	344

Net Flows	(916)	1,344	428
Market Appreciation	3,756	1,837	5,593

Ending Assets	$24,337	12,236	36,573

December 31, 2002 YTD
Beginning Assets	$27,129	5,677	32,806
Acquired Assets	—	1,636	1,636
Sales (net of commissions)	2,704	1,380	4,084
Redemptions	(3,691)	(1,139)	(4,830)

Net Sales	(987)	241	(746)
Net Exchanges	(55)	33	(22)
Reinvested Dividends and Capital Gains	199	104	303

Net Flows	(843)	378	(465)
Market Depreciation	(4,789)	(1,073)	(5,862)

Ending Assets	$21,497	6,618	28,115

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

        A Fund's shareholder servicing agreements and accounting service agreements may be adopted or amended with the approval of the disinterested members of each Fund's board of directors/trustees. Each of the shareholder servicing agreements and accounting service agreements have annually renewable terms of one year.

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

        The United States Securities and Exchange Commission (the "SEC") is the federal agency responsible for the administration of the federal securities laws. Certain of our subsidiaries are registered with the SEC as investment advisers under the Advisers Act. The Advisers Act imposes numerous obligations on registered investment advisers including, among other things, fiduciary duties, record-keeping and reporting requirements, operational requirements, and disclosure obligations, as well as general anti-fraud prohibitions. Investment advisers are subject to periodic examination by the SEC. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act, ranging from censure to termination of an investment adviser's registration.

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

        Our three registered broker-dealer subsidiaries are also each subject to certain net capital requirements pursuant to the Exchange Act. Uniform Net Capital Rule 15c3-1 of the Exchange Act (the "Net Capital Rule") specifies the minimum level of net capital a registered broker-dealer must maintain and also requires that part of its assets be kept in a relatively liquid form. The Net Capital Rule is designed to ensure the financial soundness and liquidity of broker-dealers. Any failure to maintain the required minimum net capital may subject us to suspension or revocation of our registration or other limitations on our activity by the SEC, and suspension or expulsion by the NASD or other regulatory bodies, and ultimately could require the broker-dealer's liquidation. The maintenance of minimum net capital requirements may also limit our ability to pay dividends. As of December 31, 2004, 2003, and 2002 our net capital for W&R, LEC and IFDI exceeded all minimum requirements.

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

        In 2004, we implemented compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Our related report on internal controls over financial reporting is included in Item 9A.

        Additional legislation and regulations, including those relating to the activities of investment advisers and broker-dealers, changes in rules imposed by the SEC or other U.S. or foreign regulatory authorities and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules may adversely affect our business and profitability. A finding that one of our registered subsidiaries has failed to comply with applicable SEC or broker-dealer regulations could have a material adverse effect on us. For more information please refer to Item 3. "Legal Proceedings." Our businesses may be materially affected not only by regulations applicable to it as an investment adviser or broker-dealer, but also by regulations of general application. For example, the volume of our principal investment advisory business in a given time period could be affected by, among other things, existing and proposed tax legislation and other governmental regulations and policies (including the interest rate policies of the Federal Reserve Board) and changes in the interpretation or enforcement of existing laws and rules that affect the business and financial communities.

Competition

        The financial services industry is highly competitive and has increasingly become a global industry. There are approximately 8,000 open-end investment companies of varying sizes, investment policies and objectives whose shares are being offered to the public in the U.S. We face substantial competition in all aspects of our business. Factors affecting our business include brand recognition, business reputation, investment performance, quality of service and the continuity of both client relationships and assets under management. Competition is based on the methods of fund share distribution, the ability to develop investment products for certain market segments, the ability to meet the changing needs of investors, the ability to achieve competitive investment management performance, the type and quality of shareholder services, and the success of marketing efforts.

        We compete with hundreds of other mutual fund management, distribution, and service companies that distribute their fund shares through a variety of methods, including affiliated and unaffiliated sales forces, broker-dealers, and direct sales to the public of shares offered at a low or no sales charge. Many larger mutual fund complexes have large advertising budgets and established relationships with brokerage houses with large distribution networks, which enable these fund complexes to reach broad client bases. We compete with a large number of investment management firms offering services and products similar to ours, as well as other independent financial advisors. In addition, we compete with brokerage and investment banking firms, insurance companies, commercial banks and other financial institutions, and businesses offering other financial products in all aspects of their businesses. Although no single company or group of companies dominates the mutual fund management and services industry, many are larger than us, have greater resources and offer a wider array of financial services and products. We believe that competition in the mutual fund industry will increase as a result of increased flexibility afforded to banks and other financial institutions to sponsor mutual funds and distribute mutual fund shares. In addition, barriers to entry into the investment management business are relatively few, and thus, we potentially face a growing number of competitors, especially during periods of strong financial and economic markets. Many of our competitors in the mutual fund industry are larger, better known, have penetrated more markets and have more resources than us.

        The distribution of mutual fund and other investment products has undergone significant developments in recent years, which has intensified the competitive environment in which we operate. These developments include the introduction of new products, including hedge funds and exchange traded funds, increasingly complex distribution systems with multiple classes of shares, development of Internet websites allowing investors the ability to invest on-line, introduction of sophisticated technological platforms used by financial advisors to sell and service mutual funds for their clients, introduction of separately managed accounts—previously available only to institutional investors—to individuals, and growth in the number of mutual funds offered. We believe our business model targets customers seeking personal assistance from financial advisors or planners where the primary competition is companies distributing products through a financial advisor or broker-dealer sales force. Our financial advisors compete primarily with large and small broker-dealers, independent financial advisors, and insurance representatives. The market for financial planning and advice is extremely fragmented, consisting primarily of relatively small companies with fewer than 100 investment professionals. Competition is based on sales techniques, personal relationships and skills, and the quality of financial planning products and services offered.

        In recent years, there have been a number of investment companies that offer their products available for sale on the Internet for no front-end sales charges. The effects of this sales technique are not particularly apparent in our business. Our market is that of clients seeking personal assistance through a financial advisor, whereas purchasing products directly through the Internet is considered more appropriate for "do-it-yourself" type of investors. We view the Internet as a useful communication tool that does not replace the benefits of a personalized financial advisor. It is not our management approach to make no-load funds available for sale through the Internet; however, in limited situations, the Internet is available to our customers, through their financial advisor, for the purchase of our products.

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

Intellectual Property

        We regard our names as material to our business, and have registered certain service marks associated with our business with the U.S. Patent and Trademark Office.

Employees and Financial Advisors

        At December 31, 2004, we had 1,516 full-time employees, consisting of 751 home office employees, 140 employees of acquired subsidiaries, 127 division managers, eight regional vice presidents, 154 field office support personnel, and 336 district managers and district supervisors; district managers and supervisors are counted as both employees and financial advisors.

        Our proprietary sales force is comprised of 2,623 financial advisors, including 2,287 financial advisors who are independent contractors and 336 district managers and district supervisors who are considered both employees with respect to their management responsibilities of the sales force and independently contracted financial advisors with respect to their selling activities. In addition, Legend, which is a part of our Wholesale channel, had 509 retirement advisors considered to be independent contractors at December 31, 2004.

Available Information

        We file reports, proxy statements, and other information with the SEC, copies of which can be obtained from the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

        Reports we file electronically with the SEC via the SEC's Electronic Data Gathering, Analysis and Retrieval system ("EDGAR") may be accessed through the Internet. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at www.sec.gov. The Company makes available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports on our internet website at www.waddell.com as soon as it is reasonably practical after such filing has been made with the SEC. The SEC filings and additional information about Waddell & Reed Financial, Inc. can be obtained under the "Corporate" section of our website.

        Also available under the "Corporate" section is information on corporate governance. Shareholders have the ability to view our Corporate Code of Business Conduct and Ethics ("Code of Ethics"), which applies to directors, officers, and all employees of the Company; our Corporate Governance Guidelines; and the charters of key committees (including the nominating and corporate governance, audit, and compensation committees). Printed copies of these documents are available to any shareholder upon request by calling the investor relations department at 800-532-2757. Any future amendments to or waivers of the Code of Ethics will be posted to our website.

ITEM 2.    Properties

        Our home offices lease approximately 324,000 square feet for Waddell & Reed, Legend, and ACF located in Overland Park, Kansas, Palm Beach Gardens, Florida, and San Antonio, Texas, respectively. This figure includes office space of 41,000 square feet formerly leased by MIMI in Boca Raton, Florida, approximately 80% of which has been sublet and we are actively pursuing subleasing the remaining space. In addition, we lease office space for financial advisors and sales management in various locations throughout the United States totaling approximately 622,000 square feet. In the opinion of management, the office space leased by the Company is adequate for existing operating needs.

ITEM 3.    Legal Proceedings

        The Company is involved from time to time in various legal proceedings and claims incident to the normal conduct of business. On October 28, 2003 WDR announced that it was recording a charge of $32.0 million ($21.5 million net of tax) to recognize liabilities for estimated damages and legal costs for both the third quarter of 2003 and future legal costs in connection with the United Investors Life Insurance Company ("UILIC") litigation set forth under the heading "Alabama Proceedings" and "California Proceedings," the NASD Enforcement Action, and ongoing disputes with former sales personnel in our Advisors channel, including the Sawtelle Arbitration. In addition to legal costs incurred in the third quarter of 2003, this charge included estimated damages and future legal costs assuming these matters are resolved in a manner that is unfavorable after exhausting all reasonable legal remedies. As an estimate, it is possible that the ultimate amount of damages and legal costs could be higher or lower than the Company's recorded liability. As a result, any changes could have a material effect on the results of operations in a particular quarter or year as the Company evaluates this liability in future periods.

NASD Enforcement Action

        As previously disclosed, the Company received notification from the staff of the Enforcement Department of NASD Regulation (NASD) indicating that the staff was considering recommending the NASD bring an action against the Company and certain of its current and former officers alleging possible violations of NASD rules and regulations relating to the exchange of certain UILIC variable annuity policies for Nationwide variable annuity policies from January 2001 through August 2002. These alleged violations included questioning the suitability of certain of these exchanges and the adequacy of the Company's supervisory systems in place at the time of these exchanges. This notification stems from a sales practice exam initiated by the NASD in April 2001 following the introduction of Nationwide products into the W&R system and the termination by UILIC of its distribution agreements with the Company.

        On January 14, 2004 the NASD commenced an enforcement action against the Company, one of its current officers and one of its retired officers relating to variable annuity exchanges (Disciplinary Proceeding No. CAF040002). In the complaint, the NASD has charged the Company with suitability and supervisory violations as well as a single books and records violation. The NASD is seeking an order imposing sanctions, including but not limited to disgorgement of the commissions generated on the exchanges, restitution of the loss to customers and a fine.

        The Company strenuously denies the NASD's allegations and plans to vigorously defend its sales practices and compliance procedures.

        In its complaint, the NASD claims that the Company recommended that its clients exchange 6,700 variable annuity policies for new policies from January 1, 2001 through August 30, 2002, without having a reasonable basis for concluding that the transactions were suitable, and that approximately 1,400 of the clients "were likely to lose money" from the exchanges according to its "quantitative analysis." The NASD complaint asserts that the 6,700 exchanges generated more than $37 million in commissions to the Company and cost its customers approximately $9.8 million in surrender charges.

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

        On February 12, 2004, the Company submitted an answer and requested a hearing. At the hearing, Waddell & Reed will be afforded an opportunity to present evidence supporting the propriety of its actions to a hearing panel of industry representatives. After the conclusion of the hearing, the NASD and the Company have the right to appeal the decision of the hearing panel to the National Adjudicatory Council. National Adjudicatory Council decisions may be appealed to the Securities and Exchange Commission and then to the federal courts. The hearing for this Disciplinary Proceeding is scheduled to commence in May 2005 in Kansas City, Missouri. Management is unable to predict when a ruling on this matter will occur.

        In the opinion of management, the ultimate resolution and outcome of this matter is uncertain. An ultimate resolution of this matter, or an adverse determination against the Company, could have a material adverse impact on the financial position and results of operations of the Company.

Sawtelle Arbitration

        As previously disclosed, a NASD Dispute Resolution Arbitration Panel (the Panel) entered an award of $27.6 million against the Company on August 7, 2001 (97-03642). The award was made upon the conclusion of an arbitration proceeding conducted in New York arising from a complaint by Stephen Sawtelle, a former Company financial advisor. In the arbitration, this advisor claimed that following his termination on February 10, 1997, the Company engaged in conduct that tortiously interfered with his prospective business relations and violated provisions of the Connecticut Unfair Trade Practices Act (CUTPA). The Panel found the Company liable and directed payment of approximately $1.8 million in compensatory damages, plus attorneys fees of $747,000. It also held that the Company had violated CUTPA and ordered the payment of punitive damages in the amount of $25.0 million. On August 8, 2001, the former advisor filed a petition with the Supreme Court of the State of New York, County of New York, seeking to confirm the award (115056/01). Shortly thereafter, the Company filed a motion to have the award vacated or modified.

        On or about June 3, 2002, the New York Supreme Court reduced the compensatory damage and attorneys fee award from $2.5 million to $1.8 million and confirmed the original punitive damage award of $25.0 million. The judgment was stayed with the posting of an appeal bond with the Court in the amount of $28.7 million backed by a letter of credit in the amount of $36 million, which in turn is collateralized by $42.7 million in commercial paper and investment securities.

        During 2002, we recorded a $2.0 million charge to general and administrative expense for the estimated cost of the payment of the compensatory damage and attorneys fees portion of the award.

        On February 11, 2003, the Appellate Division of the New York Supreme Court vacated the Panel's punitive damage award of $25.0 million and remanded the matter back to the Panel for reconsideration of the issue of punitive damages. The Court upheld the lower court's previous rulings on compensatory damages and attorneys' fees. The Company satisfied the outstanding judgment on these awards on February 25, 2003. On March 4, 2003, Mr. Sawtelle filed a Motion for Permission to Appeal the Appellate Division's February 11, 2003 order to the New York Court of Appeals. On March 5, 2003, Mr. Sawtelle petitioned the Panel for reconsideration of the issue of punitive damages. On May 13, 2003, the Panel heard arguments from both sides regarding the issue of punitive damages. On June 13, 2003, Mr. Sawtelle's Motion for Permission to Appeal was denied. On September 4, 2003 the Panel reinstated the $25 million dollar punitive damage award.

        On January 28, 2004, the New York Supreme Court reversed and vacated the $25 million punitive damages award. In addition, the Court ordered the appeal bond posted with the court to be released. Finally, the Court remanded the punitive damages question back to a new NASD panel for redetermination of the punitive damage award. Pursuant to the NASD arbitration procedure rules, this new NASD panel will be selected by both parties. Both parties will be able to argue their case for or against punitive damages based on the underlying factual record and findings established by the original panel. However, the Company is hopeful that the new panel will follow the legal reasoning regarding the limits of punitive damages established by the Appellate Division of the New York Supreme Court when it originally vacated the punitive damages award on February 11, 2003. Management is unable to predict when the new NASD panel will be appointed.

        On February 3, 2004 the New York Supreme Court denied Mr. Sawtelle's motion for reconsideration of the January 28, 2004 ruling. On February 26, 2004, Sawtelle filed his notice of appeal regarding the vacating of the punitive damage award of $25 million by the New York Supreme Court. This notice was filed with the Appellate Division of the New York Supreme Court who originally vacated the punitive damages award in 2003. The matter is scheduled to be heard by the Appellate Division in the second quarter of 2005. Management is unable to predict when a ruling on this matter will occur.

        In the opinion of management, the ultimate resolution and outcome of this matter is uncertain. An ultimate resolution of this matter, or an adverse determination against the Company, could have a material adverse impact on the financial position and results of operations of the Company.

        Additionally, the Company has brought an action, and moved for summary judgment, against the sureties who issued the original appeal bond in this case in the amount of $28.7 million. It is the Company's position that the appeal bond has been fully released and discharged, both pursuant to the terms of the appeal bond itself and the provisions of the New York Supreme Court's Order reversing the punitive damages award on January 28, 2004. Management is unable to predict when a ruling on this matter will occur.

Waddell & Reed Financial, Inc. vs. Torchmark Corporation

        Pursuant to the terms of the Separation Agreement and the Disaffiliation Agreement executed at the time of the spin-off of the Company from Torchmark, the Company and Torchmark agreed upon the parties' respective obligations and entitlements with respect to Kansas state income tax liabilities and refunds for original and amended tax returns filed and to be filed for the period 1993 through 1997 and a stub period for 1998 when the Company was a direct affiliate/subsidiary of Torchmark. All referenced tax returns were filed by Torchmark on a combined basis with the Company using complex unitary filing rules for the tax years in question. The State of Kansas held the returns under audit for an extended period of time and determined that it would contest the basis on which the returns had been filed. Torchmark disputed the determination of the state tax examiners and contested the matter under the rules of the Kansas Department of Revenue.

        In April 2004, Torchmark entered into a Tax Settlement Agreement with the State of Kansas and finalized and closed the above referenced income tax returns. The tax returns were accepted, as filed, using the unitary filing status. Torchmark and its affiliates were determined to have no additional tax liabilities and received significant refunds of taxes that the Company had originally paid in to the State of Kansas. Following the completion of the Kansas Tax Settlement, Torchmark made demand on the Company and subsequently filed suit in Alabama state court for $7.8 million, representing the amounts, plus interest, that Torchmark alleged the Company's stand alone liability to the State of Kansas would have been but for the use of Torchmark's losses in the previously filed tax returns.

        In the fourth quarter of 2004, pursuant to the terms and conditions of the Disaffiliation Agreement, the Company obtained a stay of the Alabama suit pending resolution of an arbitration proceeding before the American Arbitration Association (Chicago, Illinois Re:51 181 Y 01836 04). In its Demand for

Arbitration, the Company seeks a declaration from the Arbitrators that it is not liable to Torchmark for the amounts claimed by Torchmark. In addition, the Company seeks an arbitration award in its favor in respect of refunds received by Torchmark from the State of Kansas pursuant to the Tax Settlement Agreement.

        In the opinion of management, the ultimate resolution and outcome of this matter is uncertain. An ultimate resolution of the matter, or an adverse determination against the Company could have a material adverse impact on the financial position and results of operations of the Company.

Alabama Proceedings

        As previously disclosed, the Company has been in litigation with UILIC in the Circuit Court of Jefferson County, Alabama (CV-002720) over the terms of a disputed compensation agreement executed in July 1999 by UILIC and the Company (the Letter Agreement) and the Company's customers' replacement of UILIC variable annuity policies with Nationwide variable annuity policies. More specifically, UILIC sought the return of all compensation pursuant to the Letter Agreement on all UILIC variable annuity policy assets under management sold by the Company's financial advisors and also sought damages against the Company for various causes of action including, among others, conversion, fraud, and tortious interference regarding the exchange of the variable annuity policies.

        On March 19, 2002, after the conclusion of a five-week trial, the jury in this case found for UILIC, awarding compensatory damages of $50 million. Jurors rejected UILIC's demand for punitive damages and the Company's demands for counterclaim damages. The jury did not allocate the compensatory damages between the two major causes of action—tortious interference and validity of the contract.

        On July 24, 2002 the Company filed its Notice of Appeal with the Alabama Supreme Court. The Notice of Appeal requested an appellate review of the jury's verdict and the finding of the Court regarding the Letter Agreement, including its previous ruling on basis point compensation that became effective on April 30, 2001. Oral arguments were heard on February 19, 2003. On April 18, 2003 the Alabama Supreme Court, in a 7-1 opinion, reversed the entire $50 million jury verdict. In its opinion, the Court found that UILIC's claims regarding the replacement of the variable annuity policies, namely, tortious interference, fraudulent suppression and promissory fraud were improperly submitted to the jury and that the trial court should have entered a judgment as a matter of law for the Company on these claims. As a result, those claims were not remanded back to the trial court for retrial and any claims that UILIC has regarding the loss of its annuity business in this case have been extinguished.

        Separately, the remaining claims, namely breach of contract, conversion, and fraudulent suppression regarding the development of a new product pursuant to the Letter Agreement were remanded back to the trial court for a new trial. In 2003, the Company returned to UILIC all basis point compensation collected by the Company pursuant to the Letter Agreement plus accrued interest. This amount was approximately $12.8 million, which was part of the charge recorded in 2003.

        The retrial in this matter commenced on March 1, 2004 and ended on March 17, 2004. The three claims remanded for new trial were conversion, breach of contract alleging diversion of funds and fraudulent suppression regarding product development. The breach of contract claim was dismissed at trial before reaching the jury. The jury returned a verdict in the Company's favor on the fraudulent suppression claim. The jury returned a verdict in favor of United Investors against the Company and two of its subsidiaries on the conversion claim in the amount of $15 million in punitive damages for each of the three defendants (for a total of $45 million). There was no award of any nominal or compensatory damages in favor of UILIC on the conversion claim. The trial court entered judgment on the verdict on March 19, 2004. The Company filed post-judgment motions with the trial court seeking, among other things, judgment as a matter of law in the Company's favor or, in the alternative, a new trial. Post-trial arguments occurred on June 25, 2004. The trial judge ruled against the Company on its post-trial motions. On August 24, 2004 the Company timely filed its notice of appeal with the Alabama Supreme Court. Concurrently, the Company and two of its subsidiaries posted a cash bond in an amount totaling

$56.25 million in order to stay execution on the judgments while the appeal is pending. The Company and its subsidiaries intend to vigorously contest the jury verdict. Management believes that the jury verdict is not supported by the evidence or case law in Alabama. The matter will be fully briefed by all parties by the end of the first quarter 2005 with oral arguments before the Alabama Supreme Court anticipated to be heard before the end of calendar year 2005. Management is unable to predict when the Supreme Court will rule on the appeal.

        In the opinion of management, the ultimate resolution and outcome of this matter is uncertain. An ultimate resolution of this matter, or an adverse determination against the Company, could have a material impact on the financial position and results of operations of the Company. However, in the opinion of management, the size and nature of the judgment upon appeal, and its possible impact is unknown and not reasonably determinable; therefore, no liability has been recorded in the consolidated financial statements of Waddell & Reed Financial, Inc.

California Proceedings

        In October 2001, UILIC sued the Company and its California financial advisors (collectively, the W&R 5Defendants) in the California Superior Court in and for the County of Los Angeles (hereafter, State Court) (BC25943). UILIC's complaint was based upon California Business and Professions Code Section 17200 et seq., and sought restitution of amounts received, an accounting, and the imposition of a constructive trust. In addition, as in the Alabama suit, UILIC also requested an injunction essentially preventing the replacement of UILIC variable annuity policies with Nationwide variable annuity policies by the Company's customers. In its pleadings, UILIC claimed that it is not seeking damages, restitution, or any remedy on its own behalf, but that the claim was brought on behalf of the general public and those persons who either currently own or previously owned variable annuity policies sold by the W&R Defendants. On November 9, 2001, the W&R Defendants removed the action to the United States District Court for the Central District of California (hereafter, Federal Court) (CV 01-09684 TJH). Thereafter, the W&R Defendants filed a motion to dismiss UILIC's complaint on the grounds that it is preempted by the Securities Litigation Uniform Standards Act of 1998 (SLUSA). SLUSA requires the dismissal of a covered state law class action that alleges an untrue, manipulative, or deceptive statement or omission in connection with the purchase or sale of a covered security. In July 2002, the Federal Court issued a one page minute order, without opinion, denying the motion to dismiss and, on its own motion, remanding the case back to State Court. Later that month, the W&R Defendants filed a Notice of Appeal with the United States Court of Appeals for the Ninth Circuit (the Ninth Circuit) from the Federal Court's Order. On February 23, 2004, the Ninth Circuit refused to exercise jurisdiction over the case, remanding the case back to state court.

        On April 5, 2004 the Company filed a Demurrer with the Superior Court of the State of California to have the original complaint dismissed on grounds that United Investors has failed to state sufficient facts to constitute causes of action under California law.

        On May 3, 2004 the Superior Court agreed with the Company's position, sustained the Demurrer without leave to amend, and dismissed the case in its entirety. United Investors has filed its notice to appeal the granting of the demurrer with the California Court of Appeals. Legal briefs regarding this appeal are due from both sides by the end of the first quarter of 2005. Management is unable to predict when the California Court of Appeals will rule on the appeal.

        In the opinion of management, the ultimate resolution and outcome of this matter is uncertain. An ultimate resolution of this matter, or an adverse determination against the Company, could have a material adverse impact on the financial position and results of operations of the Company. However, this possible impact is unknown and not reasonably determinable; therefore, no liability has been recorded in the consolidated financial statements of Waddell & Reed Financial, Inc.

SEC/New York Attorney General

        During the third quarter of 2003, the Company received a subpoena from the New York Attorney General's office and requests for information from the Securities and Exchange Commission in regard to their investigations of late trading and market-timing transactions within the mutual fund industry. The Company's efforts to resolve these matters with both offices are continuing. These requests, investigations, and discussions are ongoing and the Company is continuing to cooperate fully. In the opinion of management, the ultimate resolution and outcome of this matter is uncertain. An ultimate resolution of this matter, or an adverse determination against the Company, could have a material adverse impact on the financial position and results of operations of the Company. However, this possible impact is unknown and not reasonably determinable; therefore, no liability has been recorded in the consolidated financial statements of Waddell & Reed Financial, Inc.

Williams Excessive Fee Litigation

        On March 22, 2004, three individuals who purchased shares of certain registered investment companies (mutual funds) for which certain of the Company's subsidiaries provides services as either investment manager or distributor/underwriter, filed a derivative Complaint in the United States District Court for the Western District of Missouri, Central Division (Case No:04-4050-CV-C-SOW) on behalf of the mutual funds, alleging that the Company breached their fiduciary duties to the mutual funds by collecting excessive investment advisory fees and/or excessive 12b-1 fees in violation of the Investment Company Act of 1940. The damages sought are unspecified. This case is substantially similar, if not identical, to suits brought against other mutual fund complexes over the past year.

        The Company denies that any of its subsidiaries breached their fiduciary duties to the mutual funds at issue and believes that all fees collected were proper based upon the nature of the services rendered and were approved by the mutual funds' boards of directors in conformity with the requirements of the Investment Company Act of 1940.

        The Company has recently prevailed on its Motion to Transfer Venue from where the case was initially filed to the United States District Court for the District of Kansas (Case No:042561-CM). Trial is currently set for the fourth quarter of 2006.

        In the opinion of management, the ultimate resolution and outcome of this matter is uncertain. An ultimate resolution of this matter, or an adverse determination against the Company, could have a material adverse impact on the financial position and results of operations of the Company. However, this possible impact is unknown and not reasonably determinable; therefore, no liability has been recorded in the consolidated financial statements of Waddell & Reed Financial, Inc.

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

PART II

ITEM 5.    Market for Registrant's Common Equity and Related Stockholder Matters

        Our Class A common stock is traded on the NYSE under the ticker symbol "WDR." The following table sets forth, for the periods indicated, the reported high and low closing sale prices of our Class A common stock, as reported by the NYSE, as well as the cash dividends paid for these time periods:

Class A
Market Price

	2004			2003
Quarter	High	Low	Dividends Per Share	High	Low	Dividends Per Share
1	$27.21	$24.00	$.1500	$21.11	$16.01	$.1326
2	25.01	20.50	.1500	25.67	17.86	.1326
3	22.23	19.01	.1500	27.41	23.57	.1500
4	24.20	20.79	.1500	25.58	21.11	.1500

        Year-end closing prices of our Class A common stock for 2004 and 2003, respectively were: $23.89 and $23.46. The closing price of our Class A common stock on February 28, 2005 was $20.80.

        According to the records of our transfer agent, we had 4,318 holders of record of Class A common stock as of February 28, 2005. We believe that a substantially larger number of beneficial stockholders hold such shares in depository or nominee form.

Dividends

        The declaration of dividends is subject to the discretion of the Waddell & Reed Financial, Inc. Board of Directors (the "Board of Directors"). We intend, from time to time, to pay cash dividends on our common stock as our Board of Directors deems appropriate, after consideration of our operating results, financial condition, cash and capital requirements, compliance with covenants in our revolving credit facility and such other factors as the Board of Directors deems relevant. In 2003, our Board of Directors approved a 13% increase in our cash dividend. Our current credit facility does not limit our ability to pay cash dividends. To the extent assets are used to meet minimum net capital requirements under the Net Capital Rule, they are not available for distribution to stockholders as dividends. See Item 1. "Business—Regulation." We anticipate that quarterly dividends will continue to be paid.

Common Stock Repurchases

        Our Board of Directors has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in our stock-based compensation programs. During the year ended December 31, 2004, we repurchased 960,400 shares on the open market at an aggregate cost, including commissions, of $23.6 million. During 2004, we also repurchased 133,187 mature shares from stock incentive plan participants to cover the strike price of options exercised in connection with a Stock Option Restoration Program (the "SORP"). In addition, 13,463 newly issued shares from the SORP exercise were repurchased from the participants to cover their statutory minimum tax withholdings. During 2004, we also repurchased 29,692 shares from related parties to cover their tax withholdings from the vesting of restricted shares. The aggregate cost of shares obtained from related parties during 2004 was $3.5 million. The purchase price paid by us for private repurchases of our common stock from related parties is the closing market price on the purchase date.

        The following table sets forth certain information about the shares of Class A common stock we repurchased during the fourth quarter of 2004.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under The Program
October 1 - October 31	—	—	—	n/a	(1)
November 1 - November 30	—	—	—	n/a	(1)
December 1 - December 31	29,692	$23.89	29,692	n/a	(1)

Total	29,692	$23.89	29,692

(1)
On August 31, 1998, we announced that our Board of Directors approved a program to repurchase shares of our Class A common stock on the open market. Under the repurchase program, we are authorized to repurchase, in any seven-day period, the greater of (i) 3% of our outstanding Class A common stock, or (ii) $50 million of our Class A common stock. We may repurchase our Class A common stock through the New York Stock Exchange, other national or regional market systems, electronic communication networks or alternative trading systems such as POSIT, during regular or after-hours trading sessions. POSIT is an alternative trading system that uses passive pricing to anonymously match buy and sell orders. To date, we have not used electronic communication networks or alternative trading systems to repurchase any of our Class A common stock and do not intend to use such networks or systems in the foreseeable future. Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased. Our Board of Directors reviewed and ratified the stock repurchase program in July 2004.

Equity Compensation Plan Information

        The Company 1998 Stock Incentive Plan, as amended and restated, (the "SI Plan") allows us to grant equity compensation awards, including non-qualified stock options and restricted stock, as part of our overall compensation program to attract and retain key personnel and encourage a greater personal financial investment in the Company. A maximum of 30,000,000 shares of common stock are authorized for issuance under the SI Plan. The Company 1998 Executive Deferred Compensation Stock Award Plan, as amended and restated, (the "EDC Plan") and the Company 1998 Non-Employee Director Stock Award Plan, as amended (the "NED Plan") (collectively, the "Stock Plans") allow us to grant non-qualified stock options and/or restricted stock to promote the long-term growth of the Company. A maximum of 3,750,000 and 1,200,000 shares of common stock are authorized for issuance under the EDC Plan and NED Plan, respectively. In addition, we make incentive payments under the Company 2003 Executive Incentive Plan, as amended (the "EIP") in the form of cash, stock options, restricted stock, or a combination thereof. Incentive awards paid under the EIP in the form of stock options or restricted stock are issued out of shares reserved for issuance under the SIP and EDC Plans. Generally, shares of common stock covered by terminated, surrendered or canceled options, by forfeited restricted stock, or by the forfeiture of other awards that do not result in issuance of shares of common stock, are again available for awards under the plan from which they were terminated, surrendered, canceled, or forfeited.

        Under our Stock Plans, the exercise price of each option is equal to the market price of the stock on the date of grant. The maximum term of non-qualified options granted under the SI Plan is ten years and two days and the options generally vest in 33 1/3% increments beginning on the second, third and fourth anniversaries of the grant date. The maximum term of non-qualified options granted under the EDC Plan and NED Plan is eleven years and the options generally vest 10% each year, beginning on the first anniversary of the grant date. Our stockholders have approved all of the Stock Plans and all equity compensation provided by the Company has been issued in accordance with these Stock Plans.

        Restricted stock awards have no purchase price, and with the exception of those issued in the option tender described in "ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Equity Compensation" below, vest over four years in 33 1/3% increments beginning on the second anniversary of the grant date. Under the Stock Plans, unvested shares of restricted stock may be forfeited upon the termination of employment with the Company or service on the Board of Directors, dependent upon the circumstances of termination. Except for restrictions placed on the transferability of restricted stock, holders of restricted stock have full stockholders' rights during the term of restriction, including voting rights and the rights to receive cash dividends. Restricted shares issued in the option tender were fully vested upon issuance, but remained subject to transfer restrictions that lapse in 33 1/3% increments annually beginning March 14, 2005.

        When restricted shares are granted, we record deferred compensation based upon the fair market value of the restricted shares on the grant date. Deferred compensation is included as a component of stockholders' equity and is recognized as expense over the four-year vesting period. As of December 31, 2004, a total of 1,881,074 shares of unvested restricted stock were outstanding. For the year ended December 31, 2004, we recorded equity compensation expense totaling $10.3 million primarily for the amortization of unvested restricted stock. It is anticipated that annual grants of restricted shares will continue in future years as we rely on restricted shares and cash compensation instead of options. Annual non-cash equity compensation expense is expected to rise significantly in years subsequent to 2005 if new awards are granted in the future.

        The following table sets forth information with respect to these plans as of December 31, 2004.

Plan category	Number of securities to be issued upon exercise of outstanding options		Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	7,430,024	(a)	$21.70	17,505,661	(b)
Equity compensation plans not approved by stockholders	—		—	—

Total	7,430,024		$21.70	17,505,661

(a)
Does not include 2,885,056, 69,077 and 26,291 shares of restricted stock issued under the Stock Incentive Plan, the EDC Plan and the NED Plan, respectively, as of December 31, 2004.

(b)
Includes 14,317,152, 2,396,266 and 792,243 shares that may be issued in the form of restricted stock or stock options under the Stock Incentive Plan, the EDC Plan and the NED Plan, respectively.

ITEM 6.    Selected Financial Data

        The following table sets forth our selected consolidated financial and other data at the dates and for the periods indicated. Selected financial data should be read in conjunction with, and is qualified in its entirety by, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and the Notes thereto appearing elsewhere in this report.

	For the Years Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data and number of financial advisors)
Revenues from:
Investment management fees	$240,282	203,918	186,038	214,242	253,774
Underwriting and distribution fees	187,273	176,586	183,133	203,535	202,879
Shareholder service fees	76,522	70,678	65,690	59,381	53,436

Total revenues	504,077	451,182	434,861	477,158	510,089
Net income (1)(2)(3)	102,165	54,265	87,425	107,167	139,005
per common share—basic (1)(2)(3)	1.27	0.67	1.09	1.33	1.67
per common share—diluted (1)(2)(3)	1.25	0.66	1.07	1.28	1.60
Dividends per common share	$0.60	0.57	0.53	0.35	0.35
Advisor and productivity data (excluding Legend):
Proprietary investment product sales (4)	$1,811,960	1,796,244	2,008,599	2,782,947	2,847,447
Number of financial advisors (end of period)	2,623	2,929	3,466	3,165	2,865
Average number of financial advisors	2,556	3,049	3,198	2,972	2,632
Investment product sales per advisor	$709	589	628	936	1,081
	As of December 31,
	2004	2003	2002	2001	2000
	(in millions)
Assets under management	$38,658	36,573	28,115	32,806	36,725
Balance sheet data:
Goodwill	195.3	195.3	193.7	173.7	180.2
Total assets	619.9	565.8	560.5	433.1	422.2
Short-term debt	35.0	25.0	58.0	28.0	—
Long-term debt	202.9	209.7	213.1	198.3	175.0
Total liabilities	401.0	390.4	411.2	319.3	280.6

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

(2)
Includes a pre-tax write-down in 2002 of $7.1 million ($4.4 million net of tax) relating to an other than temporary decline in the value of certain investment securities and $2.0 million ($1.3 million net of tax) for a charge related to the NASD arbitration with a former financial advisor.

(3)
Includes a pre-tax write-off in 2001 of $8.2 million ($5.1 million net of tax) relating to the forgiveness of stock loans.

(4)
Proprietary investment product sales are commissionable sales by our financial advisors, shown gross of commissions, and do not include mutual funds sold at net asset value or sales of other non-proprietary mutual funds or insurance products.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Item includes statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. All statements, other than statements of historical fact, included in this Form 10-K regarding our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. All forward-looking statements included in this Form 10-K are based on information available to us on the date hereof, and we assume no obligation to update such forward-looking statements. Although we believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct or that we will take any actions that may presently be planned. Certain important factors that could cause actual results to differ materially from our expectations are disclosed in the "Risk Factors" section of this Form 10-K, which include, without limitation, the adverse effect from a decline in securities markets or a decline in our products' performance, failure to renew investment management agreements, adverse results of litigation and/or arbitration, acts of terrorism and/or war, competition, changes in government regulation, and availability and terms of capital. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

        The following should be read in conjunction with the "Selected Financial Data" and our Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

Overview

        Our earnings and cash flows are heavily dependent on financial market conditions. Significant increases or decreases in the various securities markets, particularly equity markets, can have a material impact on our results of operations, financial condition and cash flows. We derive our revenues primarily from providing investment management, distribution, and administrative services to the Funds and institutional and separately managed accounts. Investment management fees, our most substantial source of revenues, are based on the amount of average assets under management and are affected by sales levels, financial market conditions, redemptions, and the composition of assets. Underwriting and distribution revenues, another substantial source of revenues, consist of commissions derived from sales of investment and insurance products, distribution fees on certain variable products and fees earned on fee-based asset allocation products, as well as advisory services. The products sold have various commission structures and the revenues received from sales of products vary based on the type and amount sold. Rule 12b-1 distribution fees earned for distributing certain mutual fund shares are based upon a percentage of assets and fluctuate based on sales, redemptions, and financial market conditions. Service fees include transfer agency fees, custodian fees for retirement plan accounts, and portfolio accounting.

        Our distinct business model helped us achieve a solid year. During 2004, in the Advisors channel we focused our efforts on improving advisor productivity, improving retention and increasing headcount. We introduced a new fee-based asset allocation product, Managed Allocation Portfolio ("MAP"), structured and priced to be competitive with other products offered in the industry. Additionally, to aid our advisors as they strive to stay abreast of the ever-changing financial landscape, we deployed four wholesalers devoted to the Securian and Legend sales forces to also lend support to our proprietary sales force in the Advisors channel. These wholesalers provide our advisors with precise, specialized product details and sales insight, making our advisors more competitive and valuable to their clients. Finally, we have fully implemented CORE, a state-of-the-art comprehensive client relationship management system used by our advisors to significantly enhance client services.

        Our advisors are better prepared than ever to provide a full spectrum of financial planning services, built around four complete fund families comprising 69 mutual funds with 28 investment styles and annuities and insurance products. The breadth and depth of the products offered by our advisors has never been stronger.

        During 2004, we made significant progress in our non-proprietary distribution efforts within our Wholesale channel. We continued our strategy to build relationships with key broker-dealers, registered investment advisors and third party retirement plan administrators. We also made significant strides in placing our funds within important national retail and fee-based programs. A wholesaling staff of 20 external wholesalers, assisted by 19 internal wholesalers and key account representatives, supports this effort.

        This year represented the first full year of distribution of the re-launched Ivy Funds through non-proprietary channels, and the results achieved were noteworthy. During 2004, our non-proprietary distribution efforts resulted in gross sales of $1.4 billion, exceeding the $1 billion threshold. Net sales were also very strong at $361 million for the year, representing an organic growth rate of 9.5%, which we believe compares favorably within our public asset manager peer group.

        Our institutional efforts, also included within the Wholesale channel, were somewhat subdued compared to last year's strong sales results; nonetheless, this effort yielded gross sales of $1.3 billion during 2004, or 26% of total sales.

        At the heart of our business is our Investment Management Division. We have a seasoned team of portfolio managers who average 15 years of industry experience and 10 years of tenure with us. Generally, portfolio managers have had extensive experience as investment research analysts prior to acquiring portfolio management assignments. They have substantial resources available to them, including the efforts of equity and fixed income analysts who conduct primary fundamental research including numerous on and off-site meetings annually with management of the companies in which they invest. In addition, we use research provided by brokerage firms and independent outside consultants. Portfolio managers participate in a collaborative process that blends their individual accountability with the ideas of their peers, which when supported by an intensive research capability supports our efforts to deliver consistent long-term performance.

        We have significant experience in 12 broad asset classes, each involving multiple investment management styles. Our investment strategy generally emphasizes investments at attractive valuations in companies that the portfolio managers believe can produce above average growth in earnings. Our portfolio managers also strive for consistent long-term performance while seeking to provide downside protection in turbulent markets.

        Our investment philosophy lends itself well to the financial planning approach used in our Advisors channel while our consistent long-term investment performance record supports our distribution efforts in our Wholesale channel. Our Advisors channel's focus is on financial planning, providing clients with advice and in-depth financial planning services. Our Wholesale distribution channel encompasses garnering institutional assets for which we provide investment management services and offering our Funds for sale in non-proprietary distribution outlets and through Legend retirement advisors. As a result of our investment philosophy and results, our Advisor channel has developed a loyal customer base with clients maintaining their accounts for approximately 9 years on average as compared to 4 years for the mutual fund industry, as derived from statistics provided by the Investment Company Institute.

        The investment performance delivered by our investment management team continues to improve. The percentage of equity funds that rank in Lipper's top quartile and top half, whether you look at the one, three or five year periods is approaching the best we have experienced. The same holds true for our MorningStar rankings. For the year ended December 31, 2004, 36% of our equity funds ranked in the top quartile and 64% ranked in the top half according to Lipper. For the three and five years ended December 31, 2004, 48% and 74% of our equity funds ranked in the top quartile and top half while, 54% and 71% of our equity funds ranked in the top quartile and top half, respectively.

        Looking ahead to 2005, in the Advisors channel we intend to focus on improvements in the productivity and retention of our financial advisors, as well as expanding our sales force. We have a strong foundation in place to achieve these goals. Our financial advisors now have a broader array of product choices and investment styles. They also have a new comprehensive client relationship management system to significantly enhance client services. We will also continue to leverage our wholesaling activities in the Advisors channel to provide sales support and strategies. In the Wholesale channel, we intend to continue building on the momentum that has developed in 2004 through focused, target strategic marketing efforts with a greater concentration on a limited number of distributors.

Results of Operations—2004 Compared to 2003

Net Income

        For the year ended December 31, 2004, net income was $102.2 million, or $1.25 per diluted share compared to $54.3 million, or $0.66 per diluted share for the same period in 2003. The increase in net income of approximately $47.9 million was primarily a result of charges recorded during 2003. In March of 2003, we completed a tender offer to exchange certain out-of-the-money employee stock options for an economically equivalent grant of restricted stock. This resulted in a charge of approximately $27.1 million ($17.2 million after-tax) in the first quarter of 2003. Also, in the third quarter of 2003, we recorded a charge of $32.0 million ($21.5 million after-tax) for estimated damages and legal costs for both the third quarter of 2003 and future legal costs in connection with the UILIC litigation, the NASD sales practice exam and ongoing disputes with former sales personnel in our Advisors channel. Exclusive of the charges for the tender offer and legal costs, net income increased by $9.2 million over last year.

Total Revenues

        The following table summarizes our total revenues:

	For the year ended		Variance
	2004	2003	Amount	Percentage
	(in thousands, except percentage data)
Investment management fees	$240,282	203,918	36,364	18%
Underwriting and distribution fees	187,273	176,586	10,687	6%
Shareholder service fees	76,522	70,678	5,844	8%

Total revenues	$504,077	451,182	52,895	12%

        Of the $52.9 million increase in total revenues in 2004, over half, or $34.1 million, was attributable to an increase in revenues from investment management fees received on retail mutual fund average net assets. Additionally, growth in sales at Legend had a positive impact on total underwriting and distribution revenues, contributing an increase of approximately $7.1 million from last year. Furthermore, reorganization in the structure of mutual fund shareholder service fees effective July 1, 2003 due to growth in the number of mutual fund portfolios and assets serviced contributed $1.5 million to the increase in shareholder service fee revenue for 2004.

Investment Management Fee Revenues

        Investment management fee revenues are earned for providing investment advisory services to the Funds and to institutional and separate accounts, and accounted for 48% and 45% of total revenues for the years ended 2004 and 2003, respectively. Investment management fee revenues increased $36.4 million, or 18%, in 2004. A significant majority of investment management fee revenues, 82%, are earned from portfolio management services provided to the Funds. Revenues from the management of institutional and separate accounts make up the remaining portion.

        Revenues from the management of the Funds increased $34.1 million, or 21%, to $196.7 million as the Funds' average assets under management increased 17% to $28.1 billion. While the primary factor for growth in the Funds' average assets under management is attributed to the improvement in the equity markets during 2004 as evidenced by the 9% increase in the S&P 500, the strategic alliance with Securian, which brought in $2.4 billion of assets under management during the third and fourth quarters of 2003, also contributed to the increase in average assets in 2004. During 2004, we observed a shift in the composition of mutual fund assets under management, moving away from fixed income funds toward equity funds, which generally carry a higher management fee rate. We attribute this shift to investors' renewed interest in the equity markets after several years of a downturn. This shift accounted for approximately $6.0 million in revenue growth from the Funds for 2004.

        Revenues from the management advisory services for institutional and separate accounts increased 7% to $43.6 million in 2004. Institutional and separate account business growth, by nature, is sporadic, and is typically attained in large blocks less frequently than our retail mutual fund business. In 2004, we saw 10% growth in institutional and separate account average assets under management due mostly to market appreciation.

        The 2004 long-term redemption rate, which includes our Funds and institutional and separate accounts but excludes money market fund redemptions, was 15.0%, essentially flat compared to last year's rate of 14.9%. We also track the redemption rate by the two channels of distribution. The Advisors channel long-term redemption rate hit a five-year high in 2003 at 11.5%, but improved slightly in 2004, decreasing to 11.3%. The long-term redemption rate of the Wholesale channel decreased slightly from 23.1% in 2003 to 22.1% in 2004. We expect the Advisors channel long-tem redemption rate to remain lower than that of the Wholesale channel due to the personal and customized nature in which our financial advisors provide service to their clients.

Underwriting and Distribution Revenues and Expenses

        The Advisors channel is the primary source of underwriting and distribution revenue, as most of the mutual fund shares sold in the Wholesale channel are sold on a load-waived basis, with the exception of investment product sales by the Legend retirement advisors. The majority of underwriting and distribution fee revenues are derived from sales commissions charged on front-end load products sold by our financial advisors that include mutual fund Class A shares (those sponsored by the Company and those underwritten by other non-proprietary mutual fund companies), variable annuities, and financial planning fees. To a lesser extent, underwriting and distribution revenues are received from Rule 12b-1 asset-based distribution fees earned on deferred-load products sold by our financial advisors and third party intermediaries in our Wholesale channel, asset-based fees earned on our asset allocation products, and commissions earned on the sale of other insurance products.

        We divide the costs of underwriting and distribution into two components—direct costs and indirect costs. Direct costs of selling fluctuate with sales volume such as advisor commissions and commission overrides paid to field management, advisor incentive compensation, and commissions paid to third parties in our Wholesale channel. Indirect costs are discretionary costs that do not tend to fluctuate in correlation with sales levels and are therefore more fixed in nature. Indirect costs include expenses incurred by our home office and field offices related to costs of marketing, promoting and distributing our products through both the Advisors channel and the Wholesale channel, costs of managing and supporting our financial advisors such as overhead expenses relating to field offices, sales programs, and technology infrastructure, and costs of managing and supporting our Wholesale efforts for technology infrastructure and personnel. We recover certain of our underwriting and distribution costs through Rule 12b-1 service and/or distribution fees, which are paid by the Funds. Rule 12b-1 service and distribution fees are received predominantly from the Advisors Funds Class A shares under a sales and servicing reimbursement plan agreement, which allows reimbursement to us from the Advisors Funds Class A shares of certain Rule 12b-1 eligible expenses, not to exceed a maximum of 25 basis points of average daily net assets under management. We recognize the reimbursement paid by the Advisors Funds Class A shares monthly as a reduction to Rule 12b-1 eligible expenses paid by us on the mutual fund's behalf. We also have a compensatory Rule 12b-1 service and/or distribution plan for the Ivy Funds, Target Funds, InvestEd, and Advisor Funds, excluding Class A shares, which is recorded in a similar manner. Total Rule 12b-1 fees collected from the Funds and offset against related expenses were $65.6 million, $55.1 million, and $57.4 million for the years ended December 31, 2004, 2003, and 2002, respectively.

        The following table illustrates our underwriting and distribution fee revenues and expenses segregated by the channel of distribution, Advisors or Wholesale, for the year ended December 31 (in thousands):

				2003
	2004
	Advisors Channel	Wholesale Channel	Total	Advisors Channel	Wholesale Channel	Total
Revenue	$143,572	43,701	187,273	140,909	35,677	176,586

Expenses:
Direct	88,255	37,835	126,090	87,134	26,063	113,197
Indirect	55,516	21,583	77,099	55,146	15,880	71,026

Total Expenses	143,771	59,418	203,189	142,280	41,943	184,223

Net Underwriting & Distribution	$(199)	(15,717)	(15,916)	(1,371)	(6,266)	(7,637)

        Distribution Margin    Our consolidated distribution margin declined to -8.5% in 2004 compared to -4.3% in the prior year due to an increase in direct and indirect selling costs of the Wholesale channel. The Advisors channel distribution margin, which excludes our Wholesale efforts (institutional (including ACF), non-proprietary, and Legend) and better reflects the activity of our sales force only, improved to -0.1% for 2004 compared to -0.9% for 2003.

Advisors Channel

        Underwriting and distribution revenues earned in the Advisors channel increased $2.7 million, or 2%, over 2003. Commissions received from the sale of front-end load products, which include mutual fund Class A shares (those sponsored by the Company and those underwritten by other non-proprietary mutual fund companies), financial plans and various variable annuity products, were up $4.3 million, or 5%, to $91.6 million for 2004. In 2004, our financial advisors sold $1.2 billion of our proprietary Class A share mutual funds, up 10% from last year. Offsetting larger sales of proprietary Class A shares, sales of variable annuity products were down 15% from last year, which resulted in a $3.3 million decrease in revenue. Revenues earned on the sale of insurance products by our financial advisors decreased during 2004 resulting in a $3.6 million, or 15%, decline from last year. The current environment of low interest rates had a negative impact on fixed annuity insurance sales and competitive pricing pressure in the long term care sector of the industry negatively impacted sales of these insurance products in 2004.

        The following table illustrates commissionable proprietary investment product sales by our financial advisors, including sales of our InvestEd portfolios. Sales are shown gross of commissions and they exclude sales by Legend retirement advisors, money market funds, other non-proprietary mutual funds, insurance products, and mutual funds sold at net asset value for which we receive no commission.

	For the year ended		Variance
	2004	2003	Amount	Percentage
	(in millions, except percentage data)
Front-end load sales (Class A)	$1,160	1,057	103	10%
Variable annuity products	406	476	(70)	(15)%

Front-load product total	1,566	1,533	33	2%
Back-end load sales (Class B)	131	161	(30)	(19)%
Level-load sales (Class C)	108	102	6	6%

Deferred-load product total	239	263	(24)	(9)%
Allocation product	7	—	7	nm

Total proprietary sales	$1,812	1,796	16	0%

        Asset-based distribution fee revenue earned on Class B and Class C shares sold by our financial advisors increased $1.4 million, or 12%, over 2003 due to growth in the related average assets under management resulting from market appreciation and sales growth. Asset based fees earned on our allocation products were $13.7 million, declining $0.6 million, or 4%, from last year directly corresponding to a 4% decrease in average assets under management in asset allocation products.

        Underwriting and distribution expenses of the Advisors channel increased $1.5 million, or 1%, to $143.8 million in 2004. Direct expenses were up $1.1 million, or 1%, to $88.3 million primarily due to higher commissions resulting from increased sales of front-end load products. Commissions for the sale of front-end load products increased $1.7 million, or 4%, fluctuating directly with the 5% increase in the revenue earned from front-end load sales. Higher amortization of Class B and Class C deferred selling costs in 2004 contributed $1.9 million to the overall increase in direct expenses. Partially offsetting the increase in direct expenses resulting from the sale of front-end load products and higher amortization was a $2.7 million decrease in commission expense from insurance sales due to lower sales of these products in 2004 and lower commissions from our asset allocation products of $0.3 million compared to 2003.

        Indirect expenses increased $0.4 million, slightly less than 1% from last year as a savings of $0.5 million from the reorganization of certain field offices was offset by a $0.8 million increase in expense for an advisor incentive compensation program implemented effective January 1, 2004 for the 100 top performing advisors. During 2004, our advisor productivity level increased 20% to $709 thousand per advisor. We are targeting a 10% annual growth in the number of financial advisors over the long-term.

Wholesale Channel

        Revenues earned in the Wholesale channel increased $8.0 million, or 22%, to $43.7 million. The majority of the increase is attributable to revenue earned by Legend. Legend contributed $40.1 million to Wholesale channel revenue, an increase of $7.1 million, or 22%, from last year. Legend's commission revenues grew $3.2 million, or 26%, primarily due to a 33% growth in sales volume, while 12b-1 revenue was $2.3 million higher than last year. Legend's advisory fee revenues increased $1.7 million, or 15%, as a result of 17% growth in average assets with asset based advisory fees. While the majority of mutual fund sales through non-proprietary third parties are load waived, we do receive commissions in certain limited situations, which increased $1.2 million in 2004.

        Underwriting and distribution expenses of the Wholesale channel increased $17.5 million, or 42%, to $59.4 million in 2004. Direct expenses increased $11.8 million, or 45%, due in part to the growth in investment product sales at Legend during 2004 and in part to a full year of expenses associated with asset based fees. Sales growth at Legend resulted in an increase to direct selling commission expenses of $5.0 million, or 23%, from last year. Direct costs from asset based fees on variable annuities resulting from our strategic alliance with Securian increased $2.3 million from 2003. Commissions paid to our wholesalers for sales of the Ivy Funds increased $1.7 million. As sales of Ivy Funds Class B and Class C shares picked up in 2004, amortization of deferred selling costs increased $1.4 million from last year.

        Indirect expenses increased $5.7 million, or 36%, from 2003 primarily due to a full year of costs for our continued effort to develop non-proprietary distribution efforts within the Wholesale channel. These efforts demonstrated significant growth this year; non-proprietary distribution of Ivy Funds yielded gross sales of $1.4 billion in 2004. A full year of costs associated with marketing and distributing the Ivy Funds, including sales brochures, prospectuses and other publicity, training for wholesalers, business meetings and travel expenses, systems support, and the addition of 15 employees during 2004, including internal and external wholesalers and support staff, collectively contributed almost entirely to the increase in indirect expenses.

Shareholder Service Fee Revenues

        Shareholder service fee revenues primarily include transfer agency fees, custodian fees from retirement plan accounts, and portfolio accounting and administration fees. In 2004, shareholder service fee revenue increased 8% to $76.5 million due in part to an increase in the average number of shareholder accounts for which transfer agency fees are charged, the growth in assets in shareholder accounts for which certain other fees are based, and to a change in the structure of portfolio asset based fees that are charged for accounting and administrative services provided to the Funds.

        Transfer agency fees, which comprised approximately 75% of total shareholder service fee revenue and are based on annual charges per shareholder account, increased $2.8 million, or 5%, due to a 5% increase in the average number of shareholder accounts during 2004. The average number of shareholder accounts grew to 2.37 million in 2004 compared to 2.25 million in 2003 as the Ivy accounts were added to our shareholder system in June 2003 and Securian accounts were added in December 2003. Asset based fees for mutual fund portfolio accounting and administration were $6.6 million in 2004, an increase of $2.4 million from 2003. Effective July 1, 2003, due to the growth in the number of mutual fund portfolios and assets serviced, we implemented a change to the rate structure of the accounting service fee for certain administrative costs, such as services provided to the Funds including, but not limited to, preparation of regulatory filings and blue-sky filings, legal services, and other types of internal reporting. Approximately 25% of the increase in portfolio accounting service fee revenue is attributed to the rate structure change effective July 1, 2003, while the remainder is attributed to growth in assets. Custodian fees were essentially unchanged compared to 2003.

Total Operating Expenses

        The following table summarizes our total operating expenses:

	For the year ended		Variance
	2004	2003	Amount	Percentage
	(in thousands, except percentage data)
Underwriting and distribution	$203,189	184,223	18,966	10%
Compensation and related costs	72,763	68,515	4,248	6%
Equity compensation	10,336	31,682	(21,346)	(67)%
General and administrative	38,357	69,862	(31,505)	45%
Subadvisory fees	6,983	1,012	5,971	590%
Depreciation	9,090	7,191	1,899	26%

Total operating expenses	$340,718	362,485	(21,767)	(6)%

        The decrease in total operating expenses of $21.8 million, or 6%, in 2004 is principally due to decreases in equity compensation and general and administrative expenses, offset by increases in underwriting and distribution expenses discussed above. In 2003, equity compensation included a one-time charge of $27.1 million for a stock option tender offer offset by additional amortization from grants of restricted stock during 2004. The decrease in general and administrative expenses relates to a litigation charge of $32.0 million recorded in 2003. Exclusive of the tender offer charge and the litigation charge, total operating expenses increased by $37.3 million, or 12%, principally resulting from a $19.0 million increase in underwriting and distribution costs, a $6.0 million increase in subadvisory fees, and a $5.7 million increase in equity compensation due to additional grants of restricted stock during 2004.

Compensation and Related Costs

        Compensation and related costs in 2004 increased $4.2 million, or 6%, to $72.8 million for 2004. Approximately $2.2 million in transitory costs paid to employees of MIMI during the post-acquisition transition of operations to our corporate headquarters were included in last year's results. Exclusive of these temporary costs, compensation and related expense increased $6.5 million. Base salaries and payroll taxes were up $4.9 million, or 11%, exclusive of the temporary transition costs, while our average employee headcount was up 8% from 2003. Incentive compensation increased $1.7 million primarily due to investment performance compensation paid to employees of the investment adviser.

Equity Compensation

        Equity compensation includes expenses incurred due to the granting of restricted stock awards as part of our overall compensation program to attract and retain key personnel and encourage a greater personal financial investment in the Company. Restricted stock awards are expensed on a straight-line basis over a four-year vesting period, with the exception of the restricted stock issued in the stock option tender offer discussed below.

        On February 12, 2003, the Company made a tender offer to exchange certain out-of-the-money stock options for an economically equivalent grant of restricted stock in an effort to reduce the total number of options outstanding, and improve our ability to retain key employees. Option values for various strike prices were determined using a Black-Scholes option pricing model. Option values were then divided by the Company's share price on the date of the tender offer to determine an equivalent fraction of a restricted share to be issued for each option tendered. The Company issued a total of 1,540,713 shares of restricted stock in connection with the tender offer. Of the total number of shares of restricted stock issued, the Company repurchased 609,324 shares at a cost of approximately $10.7 million from the participants to pay individual income tax liabilities. As a result, 931,389 net shares of restricted stock were issued. All shares of restricted stock issued pursuant to the tender offer were issued under the Company's Stock Incentive Plan and are fully vested, but remain subject to transfer restrictions.

        Equity compensation for the year ended December 31, 2004 decreased $21.3 million from last year to $10.3 million for 2004. In 2003, we recorded a one-time charge of $27.1 million ($17.2 million after-tax) to equity compensation due to the tender offer that resulted in the issuance of fully vested restricted shares. Equity compensation for 2004 and 2003 included approximately $10.3 million and $4.6 million, respectively, primarily related to amortization expense of regular restricted stock awards granted during each of the years since 2002 that carry a four-year vesting period and are expensed on a straight-line basis over the vesting period. We expect this expense to increase in future years until four years of restricted stock grants become outstanding, compared to two years worth as of April 1, 2004.

General and Administrative Expenses

        General and administrative expenses are operating costs other than those related to compensation and to distribution efforts, including, but not limited to, computer services and software costs, telecommunications, facilities costs of our home offices, costs of professional services, and insurance.

        General and administrative expenses decreased by $31.5 million in 2004. This decrease was primarily due to a charge in 2003 of $32.0 million for estimated damages and legal costs in connection with the UILIC litigation, the NASD sales practice exam and ongoing disputes with former sales personnel in our Advisors channel. Excluding this charge, general and administrative expenses increased by $0.5 million, or 1%. Additional expenses of $0.9 million were incurred during 2004 in order to comply with the Sarbanes-Oxley Act. Costs of compliance included consultants and audit professionals, as well as temporary contractors.

Subadvisory Fees

        Subadvisory fees for the year ended 2004 of $7.0 million represent fees paid to other asset managers for providing advisory services for certain Ivy Fund portfolios obtained in the acquisition of MIMI and certain managed assets from the strategic alliance with Securian. These other asset managers, in most cases, were subadvising the managed assets prior to our acquisition and specialize in investment styles not offered by the Company. Gross management fees earned from these assets are included as part of management fee revenues discussed above. The growth in these subadvised funds has been significant during the year. Subadvisory fees paid in December 2004 were approximately $1.0 million, or $12.0 million on an annualized basis.

Other Items

Investment and Other Income

        Investment and other income decreased by $0.4 million in 2004 to $5.6 million. Results in 2004 included a gain on trading securities of $2.3 million. Effective June 30, 2004, we began matching a portion of our investments to the funding obligations created by our deferred compensation plans. These plans allow employees to choose investment vehicles, which are primarily Company sponsored mutual funds. At that time, certain mutual fund holdings classified as available for sale totaling $10.0 million were transferred to a trading portfolio. The transfer of investment securities resulted in the recognition of an unrealized gain of $1.9 million. Investment income in 2003 included a gain of $2.8 million from the sale of mutual funds, net of other investment losses.

Interest Expense

        Interest expense increased $1.0 million, or 10%, to $10.7 million for 2004 compared to the prior year. This increase was primarily due to a reduction of $0.7 million in savings in the current year from the interest rate swap on long-term debt due to the rise in the short-term interest rate markets. The interest rate swap agreement was entered into in March of 2002, and effectively converted our 7.5% fixed rate debt to variable debt. Interest savings as a result of the swap agreement were $6.9 million during 2004 and $7.6 million during 2003. At December 31, 2004, the floating interest rate paid on long-term debt as a result of our interest rate swap was 4.9% compared to 3.6% at December 31, 2003. Average borrowings on money market loans were higher by $9.8 million when comparing periods, with a slight increase in average interest rates from 1.67% to 1.79% in 2004, resulting in a $0.2 increase in interest expense compared to 2003. Total average debt outstanding in 2004 was $255.7 million compared to $245.4 million in 2003. Our 2004 overall average interest rate, which includes other borrowing costs such as commitment fees, was 4.19% compared to 3.98% for 2003.

Income Taxes

        Our effective income tax rate for the year ended 2004 was 35.4% compared to 36.1% for the prior year. The decrease in the effective rate during 2004 was the result of a tax benefit recorded to reflect a change in the assessment of the tax deductibility of legal charges previously considered non-deductible in 2003. It is anticipated that the future effective rate will likely be in the range of 36.1% to 36.4%.

Results of Operations—2003 Compared to 2002

Net Income

        For the year ended December 31, 2003, net income was $54.3 million, or $0.66 per diluted share compared to $87.4 million, or $1.07 per diluted share for the same period in 2002. The decline in net income of approximately $33.1 million was primarily due to charges recorded during 2003. In the third quarter of 2003, we recorded a charge of $32.0 million ($21.5 million after-tax) for estimated damages and legal costs for both the third quarter of 2003 and future legal costs in connection with the UILIC litigation, the NASD sales practice exam and ongoing disputes with former sales personnel in our Advisors channel. In addition, in March of 2003, we completed a tender offer to exchange certain stock options for an economically equivalent grant of restricted stock. This resulted in a charge of approximately $27.1 million ($17.2 million after-tax). The 2002 results include a charge of $7.1 million ($4.4 million after-tax) to reflect an other than temporary decline in the fair value of our investment portfolio and a charge of $2.0 million ($1.3 million after-tax) related to the NASD arbitration with a former financial advisor.

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

Investment Management Fee Revenues

        Investment management fee revenues are earned for providing investment advisory services to the Funds and to institutional and separate accounts and comprise approximately 45% and 43% of total revenues for the years ended 2003 and 2002, respectively. Investment management fee revenues increased $17.9 million, or 10%, primarily due to an 8% increase in average assets under management. For the year ended December 31, 2003, average assets under management were $31.4 billion compared to $29.2 billion in the prior year. The increase in average assets was due to market appreciation caused by a rebound in equity markets during 2003, the addition of managed assets from the purchase of MIMI in December 2002 and the addition of managed assets from the strategic alliance with Securian. Overall management fee rates increased to 64.9 basis points in 2003 compared to 63.7 basis points in 2002 primarily due to a mix shift towards equity products in our mutual funds and higher management fee rates on some of the funds acquired.

        The Advisors channel long-term redemption rate, which excludes money market funds, increased from 10.1% in 2002 to 11.5% in 2003. The Wholesale channel long-term redemption rate, which excludes money market funds, increased from 20.3% in 2002 to 23.1% in 2003. We expect the Advisors channel long-tem redemption rate to remain lower than that of the Wholesale channel due to the personal and customized nature in which our financial advisors provide service to their clients.

Underwriting and Distribution Revenues and Expenses

        The following table illustrates our underwriting and distribution fee revenues and expenses segregated by the channel of distribution, Advisors or Wholesale, for the year ended December 31 (in thousands):

	2003			2002
	Advisors Channel	Wholesale Channel	Total	Advisors Channel	Wholesale Channel	Total
Revenue	$140,909	35,677	176,586	151,486	31,647	183,133

Expenses:
Direct	87,134	26,063	113,197	95,052	21,303	116,355
Indirect	55,146	15,880	71,026	58,796	9,881	68,677

Total Expenses	142,280	41,943	184,223	153,848	31,184	185,032

Net Underwriting & Distribution	$(1,371)	(6,266)	(7,637)	(2,362)	463	(1,899)

Distribution Margin

        Our consolidated distribution margin declined to -4.3% in 2003 compared to -1.0% in the prior year primarily due to a decrease in sales in the Advisors channel and an increase in indirect costs associated with the development of our Wholesale channel. The Advisors channel distribution margin, which excludes our Wholesale efforts (institutional (including ACF), non-proprietary, and Legend) and better reflects the activity of our salesforce only, declined to -0.9% for 2003 compared to 0.2% for the prior year.

Advisors Channel

        Revenues earned in the Advisors channel decreased $10.6 million, or 7%, to $140.9 million. A decline in front-end load revenue of $6.3 million, or 7%, is attributable to lower sales of front-end load investment products, which include mutual fund Class A shares (those sponsored by the Company and those underwritten by other non-proprietary mutual fund companies), financial plans and various variable annuity products. In 2003, our financial advisors sold $1.1 billion of our proprietary Class A share mutual funds, down 7% from 2002. The decline in proprietary investment product sales was a reflection of poor equity markets in the previous two years and the fact that investment sales improvement from our retail customers typically lags behind improvements in the markets. Our proprietary investment product sales per advisor were $589 thousand, $628 thousand, and $936 thousand for the years ended December 31, 2003, 2002, and 2001 respectively.

        The following table illustrates commissionable proprietary investment product sales by our financial advisors, including sales of our InvestEd portfolios. Sales are shown gross of commissions and they exclude sales of Legend retirement advisors, money market funds, other non-proprietary mutual funds, insurance products, and mutual funds sold at net asset value for which we receive no commission.

	For the year ended		Variance
	2003	2002	Amount	Percentage
	(in millions, except percentage data)
Front-end load sales (Class A)	$1,057	1,138	(81)	(7)%
Variable annuity products	476	568	(92)	(16)%

Front-load product total	1,533	1,706	(173)	(10)%
Back-end load sales (Class B)	161	197	(36)	(18)%
Level-load sales (Class C)	102	106	(4)	(4)%

Deferred-load product total	263	303	(40)	(13)%

Total proprietary sales	$1,796	2,009	(213)	(11)%

        Revenues from insurance products declined $7.3 million, or 24%, due to a decrease in sales of fixed annuities as interest rates remained low and lower sales of other insurance products as the number of financial advisors decreased in poor market conditions. Partially offsetting the decline in front-end load product and insurance product revenue was an increase in asset based fees earned on our SPA products. Revenues from the SPA product increased $2.1 million, or 17%, directly corresponding to a 17% increase in SPA average assets under management.

        Underwriting and distribution expenses of the Advisors channel decreased $11.6 million, or 8%, in 2003. Direct expenses of $87.1 million were $7.9 million lower than 2002 primarily due to the decrease in investment product sales. Commission expenses associated with the sale of front-end load products decreased $4.4 million, or 8%, while commission expenses associated with the sale of insurance products also decreased $4.4 million, or 22%. Indirect expenses decreased $3.7 million from 2002 primarily due to lower costs associated with sales programs, including sales contests and financing for new advisors.

        In January 2003, we announced initiatives designed to improve advisor productivity. We raised minimum production requirements, causing advisors to become more productive or leave the business. Division managers focused more on improving advisor productivity; as a result, less emphasis was put on recruiting, resulting in a 15% drop in advisor headcount in 2003. Our objective is 10% annual growth in advisor headcount over the long-term.

Wholesale Channel

        Revenues earned in the Wholesale channel increased $4.0 million, or 13%, over 2002. Sales growth at our subsidiary, Legend, resulted in an increase to revenue of $1.2 million, or 4%, from 2002. With the re-launch of the Ivy Funds in June 2003, sales and assets of the Ivy Funds continue to grow. Asset based distribution fees earned on certain share classes of the Ivy Funds contributed $1.7 million to revenue in 2003. Net sales in the Wholesale channel, which includes the activity of Legend, institutional and separate accounts and subadvised business, and non-proprietary distribution of Ivy Funds through third party intermediaries, was collectively $1.2 billion in 2003. The majority of mutual fund sales through non-proprietary third parties are load-waived.

        Underwriting and distribution expenses of the Wholesale channel increased $10.8 million, or 35%, to $41.9 million in 2003. Direct expenses of the Wholesale channel increased $4.8 million, or 22%, to $26.1 million. Sales growth at Legend resulted in commission expense of $22.0 million, an increase to direct selling expenses of $1.0 million, or 5%, from 2002. In connection with being assigned the contracts to manage the Advantus Series Funds in September 2003 in the strategic alliance with Securian, we incurred asset based fees on related variable annuity insurance products of approximately $0.9 million, which are considered direct costs of the Wholesale channel. Amortization of deferred selling costs resulting from the

Ivy Funds Class B and Class C shares was $1.4 million. Indirect expenses were $15.9 million, an increase of $6.0 million, or 61%, primarily due to costs related to the build out of our non-proprietary distribution efforts of Ivy Funds through third party intermediaries in 2003. Build out costs collectively included costs associated with marketing and distributing the Ivy Funds, including, sales brochures, prospectuses and other publicity, training for wholesalers, business meetings and travel expenses, systems support, and the addition of 33 employees during 2003, including internal and external wholesalers and support staff.

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

Total Operating Expenses

        The following table summarizes our total operating expenses:

	For the year ended		Variance
	2003	2002	Amount	Percentage
	(in thousands, except percentage data)
Underwriting and distribution	$184,223	185,032	(809)	(1)%
Compensation and related costs	68,515	58,302	10,213	18%
Equity compensation	31,682	—	31,682	n/a
General and administrative	69,862	37,305	32,557	87%
Subadvisory fees	1,012	8	1,004	n/a
Depreciation	7,191	6,441	750	12%

Total operating expenses	$362,485	287,088	75,397	26%

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

Compensation and Related Costs

        Compensation and related costs are expenses incurred to compensate our home office employees and office employees of Legend and ACF. The primary expenses are base salaries and incentive compensation, but also include payroll taxes, group health and life insurance, and pension and 401(k) savings plan costs.

        Compensation and related costs in 2003 increased $10.2 million, or 18%, in 2003. This increase was primarily a result of temporary compensation costs of approximately $2.2 million paid to employees of MIMI during the transfer of operations to the Kansas corporate offices, the hiring of personnel to support our Wholesale channel initiatives, higher pension and insurance costs, higher incentive compensation and employee severance payments. Average headcount and base salaries were up slightly compared to 2002.

Equity Compensation

        Equity compensation includes expenses incurred in granting equity compensation awards, including non-qualified stock options and restricted stock, as part of our overall compensation program to attract and retain key personnel and encourage a greater personal financial investment in the Company. Restricted stock awards are expensed on a straight-line basis over a four-year vesting period, with the exception of the restricted stock issued in the stock option tender offer as discussed below.

        On February 12, 2003, the Company made a tender offer to exchange certain out-of-the-money stock options for an economically equivalent grant of restricted stock in an effort to reduce the total number of options outstanding and improve our ability to retain key employees. Option values for various strike prices were determined using a Black-Scholes option pricing model. Option values were then divided by the Company's share price on the date of the offer to determine an equivalent fraction of a restricted share to be issued for each option tendered. The Company issued a total of 1,540,713 shares of restricted stock in connection with the tender offer. Of the total number of shares of restricted stock issued, the Company repurchased 609,324 shares at a cost of approximately $10.7 million from the participants to pay individual income tax liabilities. As a result, 931,389 net shares of restricted stock were issued. All shares of restricted stock issued pursuant to the tender offer were issued under the Company's Stock Incentive Plan and are fully vested, but remain subject to transfer restrictions.

        Equity compensation for the year ended December 31, 2003 was $31.7 million. This amount primarily consisted of a $27.1 million charge related to the stock option tender offer. Equity compensation expense in the current year also includes approximately $4.6 million primarily related to amortization expense of restricted stock grants other than those restricted shares issued as a result of the stock option tender offer.

General and Administrative Expenses

        General and administrative expenses are operating costs other than those related to compensation and distribution efforts including, but not limited to, computer services and software costs, telecommunications, facilities costs of our home offices, costs of professional services, and insurance.

        General and administrative expenses increased by $32.6 million in 2003. This increase was primarily due to a third quarter charge of $32.0 million for estimated damages and legal costs in connection with the UILIC litigation, the NASD sales practice exam and ongoing disputes with former sales personnel in our Advisors channel. In addition, the Company recorded a $2.0 million charge in 2002 for the cost of the payment of the compensatory damage and attorney's fees portion of the award against us in the NASD arbitration with a former financial advisor. Excluding these charges, general and administrative expenses increased by $2.6 million, or 7%, primarily due to the inclusion of temporary IICO general and administrative costs in 2003, an increase in insurance costs, and the inclusion of costs associated with the launch of the new Ivy Funds family. These increases were partially offset by a decrease in legal expenses over the comparable 2002 period as a result of legal costs for the third and fourth quarter being included in the $32.0 million charge for estimated damages and costs described above.

Subadvisory Fees

        Subadvisory fees for the year ended 2003 of $1.0 million represents fees paid to other asset managers for providing advisory services for certain Ivy Fund portfolios obtained in the acquisition of MIMI and certain assets from the strategic alliance with Securian. These other asset managers, in most cases, were subadvising the assets prior to our acquisition and specialize in investment styles not offered by the Company. Gross management fees earned from these assets are included as part of management fee revenues discussed above.

Other Items

Investment and Other Income (Loss)

        Investment and other income (loss) increased by $8.9 million in 2003. Our 2002 results included a charge of $7.1 million ($4.4 million after-tax) to reflect an other than temporary decline in the fair value of our investment portfolio. Exclusive of this charge, investment and other income (loss) increased $1.8 million in 2003. The 2003 results include gains realized on the sales of mutual fund investments. Partially offsetting these gains were a reduction in interest related to the UILIC deposit that was outstanding for a longer period in 2002 (the appeal bond was returned to the Company in June of 2003), a reduction in average invested balances and interest rates for commercial paper, and a decline in average balances for corporate and municipal bonds. Overall, average invested cash and marketable securities were $153.5 million in 2003 compared with $155.4 million in 2002.

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

Acquisition Purchase Price Payments

        As part of the strategic alliance agreement with Securian, we were assigned contracts in September 2003 for the management of nine actively managed equity funds of the Advantus Series Funds. In addition, we also were assigned the contracts in December 2003 for the management of eleven actively managed retail funds of the Advantus Funds. The purchase agreements for this transaction contained provisions whereby on the first, second, and third anniversaries of the closing of the transaction, the initial purchase price may be reduced based upon a calculation using certain levels of assets under management. In 2004, there was no reduction to the purchase price.

Liquidity and Capital Resources

        Our primary source of liquidity is cash provided by operations. Cash and cash equivalents were $83.9 million at December 31, 2004, an increase of $12.4 million from December 31, 2003. Cash and cash equivalents included reserves of $22.6 million and $18.3 million held for the benefit of customers in compliance with federal securities regulations at December 31, 2004 and 2003, respectively. Cash and cash equivalents, investment securities, and current receivables increased $66.1 million to $272.6 million at December 31, 2004 from $206.5 million for the same period last year.

        A $36.0 million standby letter of credit was issued by a bank on our behalf in connection with a court appeal bond posted with the Supreme Court of the State of New York (the "NY Supreme Court") in the

amount of $28.7 million related to the award against us in the NASD arbitration with a former financial advisor described in Item 3. Legal Proceedings. We are contingently liable, but do not act as the primary guarantor, under the standby letter of credit. As collateral for performance of our obligations to the bank under the letter of credit, we have pledged a portion of our investment securities with a combined market value of $21.2 million and a portion of our cash and cash equivalents (in the form of commercial paper) with a combined market value of $21.5 million at December 31, 2004. We may substitute cash or other securities as part of the collateral arrangement with the bank. On January 28, 2004, the NY Supreme Court ordered the appeal bond released as a result of the award being reversed and vacated; however, we remain subject to the collateral requirements of the standby letter of credit because the issuer of the appeal bond has yet to release the bank of their obligation under the letter of credit agreement. Refer to Item 3. "Legal Proceedings" for more information regarding the release of the appeal bond.

        Net cash provided by operating activities was $114.7 million in 2004 compared to $98.1 million in 2003. For 2004, the increase in operating cash flows of $16.6 million was primarily due to higher net income in 2004 and the timing of payments for tax and legal expenses between periods.

        Cash used in investing activities was $48.2 million for the year ended December 31, 2004. Cash was used to purchase certificates of deposit in the amount of $56.2 million to fund an appeal bond associated with the UILIC litigation described under the heading "Alabama Proceedings" in Item 3. "Legal Proceedings" and to fund capital expenditures in the amount of $8.3 million. These purchases were offset by maturities of investments in the amount of $17.7 million. In 2003, cash provided by investing activities was $25.9 million. In 2003, we had inflows of $17.2 million from sales and maturities of investment securities, and the sale of a mutual fund investment originally made to seed the launch of a subadvised mutual fund. These inflows were partially offset by payments of $26.3 million for the purchase of the rights for the management of the equity portfolios of Advantus Series Fund, Inc., $4.9 million for the purchase of the rights to manage the assets of eleven Advantus Funds, $3.3 million in the first quarter of 2003 related to final working capital adjustments to the closing consideration for our acquisition of MIMI in December 2002, $13.9 million in capital expenditures primarily related to software development in connection with the launch of our CORE for use by our financial advisors and investment security purchases used to seed a mutual fund of $5.6 million. Cash inflows in 2003 also included the return of a $62.5 million appeal bond deposit discussed below. In 2002, we used $123.3 million in investing activities which primarily consisted of the deposit for the appeal bond in connection with the UILIC litigation and purchases of investment securities in the amount of $32.2 million to use as collateral for the standby letter of credit discussed above. In December 2002, we paid $24.1 million (net of cash acquired) to purchase the business of MIMI. Also in 2002, we made capital expenditures in the amount of $13.8 million, the majority of which, $8.7 million, was related to the development of CORE.

        As of December 31, 2002, we had cash deposited with the Circuit Court of Jefferson County, Alabama as an appeal bond in connection with the UILIC litigation in the amount of $62.5 million that was included in "Prepaid expenses and other current assets." On April 21, 2003, we announced that in a 7-1 opinion, the Alabama Supreme Court had reversed the entire $50 million jury verdict rendered against the Company by an Alabama jury in favor of UILIC in March of 2002. On June 4, 2003, our $62.5 million appeal bond deposit plus $0.9 million in accrued interest was returned to us. Subsequently, in 2004, another appeal bond deposit was made in 2004 as described above and in Item 3. "Legal Proceedings."

        Cash used for financing activities in 2004 decreased $51.8 million to $54.1 million. Short-term borrowings of $10.0 million and cash provided by stock option exercises in the amount of $9.9 million were offset by $49.5 million paid for dividends and $23.6 million paid for the repurchase of outstanding common stock. Cash used in financing activities during 2003 was $105.9 million. The use of cash consisted of repayments of short-term debt of $33.0 million, dividends paid in the amount of $44.9 million and approximately $42.9 million for repurchases of common stock. Stock repurchases include approximately $12.0 million for shares purchased from participants in the stock option tender offer to pay individual income tax liabilities. These amounts were partially offset by cash received from stock option exercises in the amount of $14.9 million. We used $16.5 million for financing activities during 2002 and consisted primarily of increased short-term borrowings from our money market loan program of $30.0 million which was offset by cash paid for dividends of $39.1 million and treasury stock repurchases of $16.2 million.

        We renewed our 364-day revolving credit facility, effective October 8, 2004, with various lenders for a total of $200.0 million, whereby the lenders could, at their option upon our request, expand the facility to $300.0 million. There are no balances outstanding under this line of credit at December 31, 2004 or at any time during 2004. The most restrictive provisions of our borrowing arrangements are included in our revolving credit facility, which requires a consolidated leverage ratio not to exceed 3.0 to 1.0 for four consecutive quarters and a consolidated interest coverage ratio of not less than 4.0 to 1.0 for four consecutive quarters. We were in compliance with these covenants during 2004, 2003 and 2002.

Short Term Liquidity and Capital Requirements

        Management believes its available cash, marketable securities, and expected cash flow from operations will be sufficient to fund its short-term operating and capital requirements in 2005. Expected short-term uses of cash include dividend payments, interest payments on outstanding debt, share repurchases, potential acquisitions, contingencies related to ongoing litigation, payment of deferred commissions to our financial advisors and capital expenditures.

        The Company is exploring alternatives for the refinancing of its $200 million in Senior Notes due January 18, 2006. While the Company believes that it should be able to refinance these notes on acceptable terms prior to their maturity, there can be no assurance that it will be able to do so.

        We pay our financial advisors and third party intermediaries upfront commissions on the sale of Class B and Class C shares. Funding of such commissions during the years ended December 31, 2004, 2003 and 2002 totaled $8.2 million, $6.0 million and $5.6 million, respectively. Management expects future cash requirements for sales commissions to be consistent with the level experienced in 2004 and 2003.

        On August 31, 1998, we announced that our Board of Directors approved a program to repurchase shares of our Class A common stock on the open market. Under the repurchase program, we are authorized to repurchase, in any seven-day period, the greater of (i) 3% of our outstanding Class A common stock, or (ii) $50 million of our Class A common stock. Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased. Our Board of Directors reviewed and ratified the stock repurchase program in July 2004. For the years ended December 31, 2004 and 2003, we repurchased 1.0 million and 1.3 million shares, respectively, on the open market at an aggregate cost, including commissions of $23.6 million and $30.9 million, respectively.

Long Term Liquidity and Capital Requirements

        Expected long-term capital requirements include indebtedness, operating leases, and purchase obligations summarized in the following table as of December 31, 2004. Purchase obligations include amounts that will be due for the purchase of goods and services to be used in our operations under long-term commitments or contracts. The majority of our purchase obligations are reimbursable to us by the Funds.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Money market loans	$35,000	35,000	—	—	—
Long-term debt obligations	200,000	—	200,000	—	—
Non-cancelable operating lease commitments	72,656	16,043	20,842	12,742	23,029
Purchase obligations	62,046	23,260	38,786	—	—

	$369,702	74,303	259,628	12,742	23,029

        Other possible long-term discretionary uses of cash could include capital expenditures for enhancement of technology infrastructure and home office improvements, contingencies related to ongoing litigation, strategic acquisitions, payment of dividends, initial investments in new products (seed money), payment of upfront fund commissions for Class B and C shares, and repurchases of our common stock.

        Obligations and commitments for outstanding litigation are not included in the table above. For a discussion of obligations and commitments relating to outstanding litigation, please refer to Item 3. "Legal Proceedings" for additional information. As in the past, any bond posted would be satisfied with a combination of current liquidity and borrowings on our money market loan program.

Critical Accounting Policies and Estimates

        Our consolidated financial statements and accompanying footnotes have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Accounting principles generally accepted in the United States require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses in the consolidated financial statements and accompanying notes and related disclosures of commitments and contingencies. We continually evaluate the accounting policies and estimates we use to prepare the consolidated financial statements. We rely on historical experience, third party professionals, and various other assumptions that we believe to be reasonable to make judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates. We have identified the following critical accounting policies and estimates used by management in the preparation of our consolidated financial statements: intangible assets and goodwill, income taxes, pension and postretirement benefits, deferred sales commissions, valuation of investments, and litigation contingencies. We consider an accounting estimate to be critical if (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. In addition, there are other items within our financial statements that require estimation, but are not deemed "critical" as defined above. Changes in estimates used in these and other items could have a material impact on our financial statements. Additionally, see Note 2. "Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements for a summary of significant accounting policies.

Accounting for Intangible Assets and Goodwill

        As of December 31, 2004 our total intangible assets and goodwill was $250.3 million, or 40%, of our total assets. Two significant considerations arise with respect to these assets that require management estimates and judgment: (i) the valuation in connection with the initial purchase price allocation, and (ii) the ongoing evaluation of impairment.

        In connection with all of our acquisitions, an evaluation is completed to determine reasonable purchase price allocations. The purchase price allocation process requires management estimates and judgments as to expectations for the various products, distribution channels, and business strategies. For example, certain growth rates and operating margins were assumed for different products and distribution channels. If actual growth rates or operating margins, among other assumptions, differ from the estimates and judgments used in the purchase price allocation, the amounts recorded in the financial statements for identifiable intangible assets and goodwill could be subject to charges for impairment in the future.

        We complete an ongoing review of the recoverability of goodwill and intangible assets using a fair-value based approach on an annual basis or more frequently whenever events occur or circumstances change which would more likely than not reduce the fair value of a reporting unit below its carrying amount. The approach for the review of goodwill has two steps, the first being to identify a potential impairment and the second being to measure the amount of the impairment loss, if any. Intangible assets with indefinite lives, primarily mutual fund advisory contracts to manage assets obtained through acquisitions, are tested for impairment annually using a one-step approach that compares the fair value to the carrying amount of the asset. We consider mutual fund advisory contracts indefinite lived intangible assets as they are expected to be renewed without significant cost or modification of terms. Factors that are considered important in determining whether an impairment of goodwill or intangible assets might exist include significant continued underperformance compared to peers, the likelihood of termination or non-renewal of a mutual fund advisory or subadvisory contract or substantial changes in revenues earned from such contracts, significant changes in our business and products, material and ongoing negative industry or economic trends, or other factors specific to each asset or subsidiary being evaluated. Because of the significance of goodwill and other intangibles to our consolidated balance sheets, the annual impairment analysis is critical. Any changes in key assumptions about our business and our prospects, or changes in market conditions or other externalities, could result in an impairment charge and such a charge could have a material adverse effect on our financial condition and results of operations. A detailed evaluation was performed as of June 30, 2004. As a result of these analyses, it was determined that no impairment of goodwill or other intangibles existed as the fair value of each business unit exceed its carrying value. See Note 5. "Goodwill and Identifiable Intangible Assets" of the Notes to the Consolidated Financial Statements for additional information.

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

Pensions and Other Postretirement Benefits

        Our pension and other postretirement benefits costs and liabilities are calculated using various actuarial assumptions and methodologies prescribed under Statement of Financial Accounting Standards No. 87 "Employers' Accounting for Pensions" ("SFAS 87") and Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Other Postretirement Benefits Other than Pensions" ("SFAS 106"). We use certain assumptions including, but not limited to, the selection of (i) the discount rate used to calculate the present value of plan liabilities, (ii) the expected return on plan assets, and (iii) the expected health care cost trend rate. The discount rate assumption is based upon the review of high quality corporate bond rates and the change in these rates during the year. The expected return on plan assets and health care cost trend rates are based upon an evaluation of our historical trends and experience, taking into account current and expected future market conditions. In the event that actual results differ from estimates, future pension costs and funding requirements may change materially.

Deferred Sales Commissions

        We pay upfront sales commissions to our financial advisors and third party intermediary broker-dealers in connection with the sale of certain classes of mutual fund shares sold without a front-end sales charge. These costs are capitalized and amortized over the period during which the shareholder is subject to a contingent deferred sales charge, not to exceed five years. We recover these costs through Rule 12b-1 distribution plan payments fees, which are paid by the applicable share classes of the Advisors Funds, Ivy Funds, and InvestEd Funds, along with contingent deferred sales charges paid by shareholders who redeem their shares prior to completion of the required holding periods. Should we lose our ability to recover such sales commissions through distribution plan payments and contingent deferred sales charges, the value of these assets would immediately decline, as would future cash flows. We periodically review the recoverability of deferred sales commission assets as events or changes in circumstances indicate that the carrying amount of deferred sales commission assets may not be recoverable and adjust the deferred sales commissions assets accordingly.

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

Litigation Contingencies

        In accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," the Company records an accrual for losses related to litigation at such time an unfavorable outcome becomes probable and the amount can be reasonably estimated. When the reasonable estimate is a range, the recorded loss will be the best estimate within the range. If no amount in the range is a better estimate than any other amount, the minimum amount of the range will be recorded. In addition, it is the Company's policy to include legal costs, net of expected insurance recoveries, that it expects to incur in connection with a loss contingency as part of the loss contingency charge. See Note 16. "Contingencies" of the Notes to the Consolidated Financial Statements, for a discussion of legal proceedings.

Recently Issued Accounting Standards

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share Based Payment" ("SFAS 123-R"). SFAS 123-R replaces SFAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123-R provides investors and other users of financial statements with more complete and neutral financial information by requiring public companies to recognize the compensation cost relating to share-based payment transactions in their financial statements. Using a modified version of prospective application, compensation cost will be recognized on or after the effective date for the portion of all outstanding awards for which the requisite service has not yet been rendered. Compensation cost will be based on the grant-date fair value of those awards. Entities electing to apply a modified version of retrospective application for periods prior to the required effective date will adjust results on a basis consistent with the pro forma disclosures previously made under SFAS No. 123. SFAS 123-R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date. This Statement is effective as of the beginning of the first interim reporting period that begins after June 15, 2005. We will adopt SFAS 123-R on July 1, 2005 using the prospective method of accounting. Based on the number of stock options outstanding as of December 31, 2004, the effect of the adoption of SFAS 123-R would be to increase equity compensation expense by approximately $0.4 million in the second half of 2005. Had we implemented the provisions of SFAS No. 123 as revised for the years ended December 31, 2004, 2003 and 2002, diluted earnings per share would have been reduced to $1.22, $0.55 and $0.86, respectively.

        In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106" ("SFAS 132-R"). SFAS 132-R revises employers' disclosures about pension plans and other postretirement benefits plans and requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This amendment to SFAS 132 was adopted by the Company in 2003.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" as revised in December 2003, ("FIN 46-R"). This interpretation changes the method of determining whether certain entities should be included in the Company's consolidated financial statements. An entity is subject to FIN 46-R and is called a variable interest entity ("VIE") if it has (i) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (ii) equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that is expected to absorb a majority of the expected losses or receive a majority of the expected residual returns or both. The consolidation requirements of FIN 46-R apply to all VIEs created after January 31, 2003. For VIEs that existed prior to February 1, 2003, the provisions of FIN 46-R are generally effective beginning with the first interim or annual period ending after December 15, 2003. As of December 31, 2004, FIN 46-R has not had an impact on our consolidated financial statements.

Seasonability and Inflation

        We do not believe our operations are subject to significant seasonal fluctuations. We do not believe that inflation has had a significant impact on operations.

Risk Factors

        Regulatory Risk Is Substantial In Our Business. Non-Compliance With Regulations Or Changes In Regulations Could Have A Significant Impact On The Conduct Of Our Business And Our Prospects, Revenues And Earnings.  Our investment management business is heavily regulated, primarily at the Federal level. Non-compliance with applicable laws or regulations could result in sanctions being levied against us, including fines and censures, suspension or expulsion from a certain jurisdiction or market or the revocation of licenses. See Item 3. "Legal Proceedings" for a more complete description of these matters. Non-compliance with applicable laws or regulations could adversely affect our reputation, prospects, revenues, and earnings. In addition, changes in current legal, regulatory, accounting, tax, or compliance requirements or in governmental policies could adversely affect our operations, revenues, and earnings by increasing expenses and reducing investor interest in certain products offered by the Company, among other things.

        We Are At Risk Of Litigation Which Could Result In Substantial Costs To Us And Adversely Impact Our Earnings.   The Company announced on October 28, 2003 that it was recording a charge of $32.0 million ($21.5 million after tax) to recognize liabilities for estimated damages and legal costs in connection with the UILIC litigation, the NASD Action, and ongoing disputes with former sales personnel, including the Sawtelle Arbitration as referenced in Note 16. to the Consolidated Financial Statements. Included in this charge were third quarter legal expenses related to these matters. Actual damages for these litigation matters potentially could exceed our recorded estimates of damages for the litigation charge. These matters and other legal matters could result in additional costs to the Company and divert resources and management's attention from operations. Such additional costs and diversions could have a material adverse impact on our business, financial position and results of operations. See Item 3. "Legal Proceedings" for a more complete description of these matters.

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

        The Terms Of Our Credit Facility Impose Restrictions On Our Operations That May Adversely Impact Our Prospects And The Operations Of Our Business. There Are No Assurances We Will Be Able To Raise Additional Capital If Needed Which Could Negatively Impact Our Liquidity, Prospects And Operations.  We have entered into a 364-day revolving credit facility with various lenders for a total of $200.0 million, whereby the lenders could, at their option upon our request, expand the facility to $300.0 million. In August 2000, we also began using money market loans, which function similarly to commercial paper. At December 31, 2004, there was no balance outstanding under the line of credit and the outstanding balance related to the money market loans was $35.0 million. The terms and conditions of our revolving credit facility and the money market loans impose restrictions that affect, among other things, our ability to incur additional debt, make capital expenditures and acquisitions, merge, sell assets, pay dividends, and create or incur liens. Our ability to comply with the financial covenants set forth in the credit facility can be affected by events beyond our control and there can be no assurance that we will achieve operating results that will comply with such terms and conditions, a breach of which could result in a default under the credit facility.

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

        Our Ability To Hire And Retain Key Personnel And Financial Advisors Is Significant To Our Success And Growth.   Our continued success depends to a substantial degree on our ability to attract and retain qualified personnel to conduct our fund management and investment advisory business. The market for qualified fund managers, investment analysts, and financial advisors is extremely competitive. We are dependent on our financial advisors and select wholesale distributors to sell our mutual funds and other investment products. Our growth prospects will be directly affected by the quality, quantity, and productivity of financial advisors we are able to successfully recruit and retain. There can be no assurances that we will be successful in our efforts to recruit and retain the required personnel.

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

        Systems Failure May Disrupt Our Business And Result In Financial Loss And Liability To Our Clients.   Our business is highly dependent on communications and information systems, including our mutual fund transfer agency system maintained by a third party service provider. We are highly dependent on our ability to process a large number of transactions on a daily basis and the proper functioning of computer systems of third parties. We rely heavily on financial, accounting, and other data processing systems. If any of these systems do not function properly, we could suffer financial loss, business disruption, liability to clients, regulatory intervention or damage to our reputation. If our systems are unable to accommodate an increasing volume of transactions, our ability to expand could be affected. Although we have back-up systems in place, we cannot be sure that any systems failure or interruption, whether caused by a fire, other natural disaster, power or telecommunications failure, acts of terrorism/war or otherwise will not occur, or that back-up procedures and capabilities in the event of any failure or interruption will be adequate.

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

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We use various financial instruments with certain inherent market risks, primarily related to interest rates and securities prices. The principal risks of loss arising from adverse changes in market rates and prices to which we are exposed relate to interest rates on debt and marketable securities. Generally, these instruments have not been entered into for trading purposes. Management actively monitors these risk exposures; however, fluctuations could impact our results of operations and financial position. As a matter of policy, we only execute derivative transactions to manage exposures arising in the normal course of business and not for speculative or trading purposes. The following information, together with information included in other parts of Management's Discussion and Analysis of Financial Condition and Results of Operations, which are incorporated herein by reference, describe the key aspects of certain financial instruments that have market risk to us.

Interest Rate Sensitivity

        Our interest sensitive liabilities include our long-term fixed rate senior notes and obligations for any balances outstanding under our credit facility or other short-term borrowings. Increases in market interest rates would generally cause a decrease in the fair value of the senior notes and an increase in interest expense associated with short-term borrowings and borrowings under the credit facility. Decreases in market interest rates would generally cause an increase in the fair value of the senior notes and a decrease in interest expense associated with short-term borrowings and borrowings under the credit facility. Based upon short-term borrowings outstanding at December 31, 2004, a 1% fluctuation in market rates would impact interest expense by approximately $0.3 million annually. Based upon long-term borrowings outstanding at December 31, 2004, a 1% fluctuation in market rates would impact interest expense by approximately $2.0 million annually.

        On March 12, 2002, our $200.0 million 7.5% fixed rate senior notes maturing in January 2006 (the "Notes") were effectively converted to variable rate debt by entering into an interest rate swap agreement whereby we have agreed with another party to exchange, at specified intervals, the difference between the fixed-rate and various floating-rate interest amounts, calculated using a notional amount of $200.0 million. The difference in the floating-rate interest paid and the 7.5% fixed-rate interest received is recorded as an adjustment to interest expense during the period that the related debt is outstanding. As of December 31, 2004, the floating rate being paid was 4.85%. The average floating rate paid on the interest rate swap for the year ended December 31, 2004 was 3.95%. The change in the fair value of the interest rate swap is recorded on the consolidated balance sheet by adjusting the carrying amounts of the Notes by an offsetting amount for the swap.

        Under Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities," we account for the interest rate swap as a fair value hedge of the Notes. This interest rate swap is considered effective in hedging the changes in the fair value of the Notes arising from changes in interest rates, and accordingly, there has been no impact on earnings resulting from any ineffectiveness associated with this transaction. Interest expense savings realized as a result of the hedge was approximately $6.9 million, $7.6 million, and $5.2 million for years ended December 31, 2004, 2003, and 2002, respectively. As of December 31, 2004, we have recorded a cumulative increase in "Other assets" of $3.4 million to reflect the fair value of the interest rate swap and a cumulative increase in "Long-term debt" of $3.4 million to reflect the fair value of the Notes.

Available for Sale Investments Sensitivity

        We maintain an investment portfolio of various holdings, types and maturities. Our portfolio is diversified and consists primarily of investment grade debt securities and equity mutual funds. A substantial portion of investments are classified as available for sale investments pursuant to Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and, are consequently recorded on the consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of other comprehensive income, net of tax. Any unrealized gain or loss is recognized upon the sale of the investment. At any time, a sharp increase in interest rates or a sharp decline in the U.S. stock market could have a material adverse impact on the fair value of our investment portfolio. If a decline in fair value is determined to be other than temporary by management, the cost basis of the individual security or mutual fund is written down to fair value as a new cost basis, and the amount of the write-down is included in earnings. Conversely, declines in interest rates or a significant rise in the U.S. stock market could have a material positive impact on our investment portfolio. However, unrealized gains are not recognized until the investment is sold. We do not currently hedge these exposures.

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

ITEM 8.    Financial Statements and Supplementary Data

        Reference is made to the Consolidated Financial Statements referred to in the Index on page 59 setting forth our consolidated financial statements, together with the report of KPMG LLP dated March 14, 2005 on page 61.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        No disagreements with accountants on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure have occurred within our two most recent fiscal years.

ITEM 9A.    Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures.    The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report, have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)
Management's Report on Internal Control Over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

  Based on our evaluation under the framework in "Internal Control-Integrated Framework," our management concluded that, as of December 31, 2004, we did not have any material weaknesses in our internal control over financial reporting and our internal control over financial reporting was effective. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which appears on page 60 of this Form 10-K.

(c)
Changes in Internal Control over Financial Reporting.    The Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    Other Information.

        None.

PART III

ITEM 10.    Directors and Executive Officers of the Registrant

        Information required by this Item 10. is incorporated herein by reference to our definitive proxy statement for our 2005 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 11.    Executive Compensation

        Information required by this Item 11. is incorporated herein by reference to our definitive proxy statement for our 2005 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information required by this Item 12. is incorporated herein by reference to our definitive proxy statement for our 2005 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act. See "Equity Compensation Plan Information" under Item 5. "Market for Registrant's Common Equity and Related Stockholder Matters" in Part II of this report.

ITEM 13.    Certain Relationships and Related Transactions

        Information required by this Item 13. is incorporated herein by reference to our definitive proxy statement for our 2005 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 14.    Principal Accountant Fees and Services

        Information required by this Item 14. is incorporated herein by reference to our definitive proxy statement for our 2005 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements.
Reference is made to the Index to Consolidated Financial Statements on page 59 for a list of all financial statements filed as part of this Report.
(a)(2)	Financial Statement Schedules.
None.
(b)	Exhibits.
Reference is made to the Index to Exhibits beginning on page 98 for a list of all exhibits filed as part of this Report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Overland Park, State of Kansas, on March 14, 2005.

WADDELL & REED FINANCIAL, INC.
By:	/s/ KEITH A. TUCKER Keith A. Tucker Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ KEITH A. TUCKER Keith A. Tucker	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2005
/s/ HENRY J. HERRMANN Henry J. Herrmann	President, Chief Investment Officer and Director	March 14, 2005
/s/ DANIEL P. CONNEALY Daniel P. Connealy	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 14, 2005
/s/ MARK A. SCHIEBER Mark A. Schieber	Vice President and Controller (Principal Accounting Officer)	March 14, 2005
/s/ ALAN W. KOSLOFF Alan W. Kosloff	Director	March 14, 2005
/s/ DENNIS E. LOGUE Dennis E. Logue	Director	March 14, 2005
/s/ JAMES M. RAINES James M. Raines	Director	March 14, 2005
/s/ RONALD C. REIMER Ronald C. Reimer	Director	March 14, 2005
/s/ WILLIAM L. ROGERS William L. Rogers	Director	March 14, 2005
/s/ JERRY W. WALTON Jerry W. Walton	Director	March 14, 2005

WADDELL & REED FINANCIAL, INC.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Waddell & Reed Financial, Inc.:

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Waddell & Reed Financial, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Waddell & Reed Financial Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that Waddell & Reed Financial, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Waddell & Reed Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Waddell & Reed Financial, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 14, 2005, expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Kansas City, Missouri
March 14, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Waddell & Reed Financial, Inc.:

        We have audited the accompanying consolidated balance sheets of Waddell & Reed Financial, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Waddell & Reed Financial, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Waddell & Reed Financial, Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2005, expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

Kansas City, Missouri
March 14, 2005

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

	2004	2003
	(in thousands)
Assets:
Cash and cash equivalents	$83,900	71,466
Investment securities	125,275	81,417
Receivables:
Funds and separate accounts	24,751	22,727
Customers and other	38,651	30,854
Deferred income taxes	24	36
Prepaid expenses and other current assets	6,469	6,018

Total current assets	279,070	212,518

Property and equipment, net	54,429	55,492
Deferred sales commissions, net	15,029	15,334
Goodwill (net of accumulated amortization of $38,644)	195,309	195,309
Intangible assets	54,984	54,753
Prepaid pension costs	—	11,591
Other assets	21,086	20,807

Total assets	$619,907	565,804

Liabilities:
Accounts payable	$56,744	54,335
Accrued sales force compensation	13,035	12,317
Accrued other compensation	10,767	10,048
Short-term notes payable	35,000	25,000
Income taxes payable	8,210	12,931
Other current liabilities	38,761	38,450

Total current liabilities	162,517	153,081

Long-term debt	202,899	209,711
Accrued pension and post-retirement costs	15,899	6,848
Deferred income taxes	13,438	8,656
Other	6,277	12,103

Total liabilities	401,030	390,399

Stockholders' equity:
Common stock—$0.01 par value: 250,000 shares authorized; 99,701 shares issued; 82,798 shares outstanding (82,048 in 2003)	997	997
Additional paid-in capital	236,313	235,344
Retained earnings	383,155	330,561
Deferred compensation	(31,400)	(15,370)
Cost of 16,903 shares in treasury (17,653 in 2003)	(365,892)	(379,612)
Accumulated other comprehensive income (loss)	(4,296)	3,485

Total stockholders' equity	218,877	175,405

Total liabilities and stockholders' equity	$619,907	565,804

        See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(in thousands, except per share data)
Revenues:
Investment management fees	$240,282	203,918	186,038
Underwriting and distribution fees	187,273	176,586	183,133
Shareholder service fees	76,522	70,678	65,690

Total	504,077	451,182	434,861
Operating expenses:
Underwriting and distribution	203,189	184,223	185,032
Compensation and related costs	72,763	68,515	58,302
Equity compensation	10,336	31,682	—
General and administrative	38,357	69,862	37,305
Subadvisory fees	6,983	1,012	8
Depreciation	9,090	7,191	6,441

Total	340,718	362,485	287,088

Operating income	163,359	88,697	147,773
Investment and other income (loss)	5,575	5,996	(2,877)
Interest expense	(10,724)	(9,759)	(12,298)

Income before provision for income taxes	158,210	84,934	132,598
Provision for income taxes	56,045	30,669	45,173

Net income	$102,165	54,265	87,425

Net income per share:
Basic	$1.27	0.67	1.09

Diluted	$1.25	0.66	1.07

Weighted average shares outstanding—basic	80,613	81,275	80,382
—diluted	81,924	82,590	81,874
Dividends declared per common share	$0.60	0.57	0.53

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended December 31, 2004, 2003 and 2002

(in thousands)

	Common Stock						Accumulated other comprehensive gain (loss)
			Additional Paid-in Capital	Retained Earnings	Deferred compensation	Treasury stock		Total Stockholders' equity
	Shares	Amount
Balance at December 31, 2001	99,701	$997	$252,261	$285,206	$(1,262)	$(420,681)	$(2,723)	$113,798
Net income	—	—	—	87,425	—	—	—	87,425
Recognition of equity compensation	—	—	758	—	425	—	—	1,183
Dividends accrued	—	—	—	(49,774)	—	—	—	(49,774)
Issuance of restricted stock	—	—	(536)	—	(6,208)	6,744	—	—
Exercise of stock options	—	—	(13,960)	—	—	22,800	—	8,840
Tax benefit from equity awards	—	—	4,754	—	—	—	—	4,754
Treasury stock repurchases	—	—	—	—	—	(16,247)	—	(16,247)
Unrealized loss on available for sale investment securities	—	—	—	—	—	—	(1,664)	(1,664)
Reclassification for amounts included in net income	—	—	—	—	—	—	4,428	4,428
Minimum pension liability adjustment	—	—	—	—	—	—	(3,438)	(3,438)

Balance at December 31, 2002	99,701	997	243,277	322,857	(7,045)	(407,384)	(3,397)	149,305
Net income	—	—	—	54,265	—	—	—	54,265
Recognition of equity compensation	—	—	(5,547)	—	4,295	33,156	—	31,904
Issuance of restricted stock	—	—	(4,175)	—	(12,620)	16,795	—	—
Dividends accrued	—	—	—	(46,561)	—	—	—	(46,561)
Exercise of stock options	—	—	(5,774)	—	—	20,720	—	14,946
Tax benefit from equity awards	—	—	7,563	—	—	—	—	7,563
Other stock transactions	—	—	—	—	—	(11,961)	—	(11,961)
Treasury stock repurchases	—	—	—	—	—	(30,938)	—	(30,938)
Unrealized gain on available for sale investment securities	—	—	—	—	—	—	6,038	6,038
Reclassification for amounts included in net income	—	—	—	—	—	—	(2,594)	(2,594)
Minimum pension liability adjustment	—	—	—	—	—	—	3,438	3,438

Balance at December 31, 2003	99,701	997	235,344	330,561	(15,370)	(379,612)	3,485	175,405
Net income	—	—	—	102,165	—	—	—	102,165
Recognition of equity compensation	—	—	(15)	—	10,470	(77)	—	10,378
Issuance of restricted shares and other	—	—	2,129	—	(26,500)	24,371	—	—
Dividends accrued	—	—	—	(49,571)	—	—	—	(49,571)
Exercise of stock options	—	—	(4,022)	—	—	13,967	—	9,945
Tax benefit from equity awards	—	—	2,877	—	—	—	—	2,877
Other stock transactions	—	—	—	—	—	(970)	—	(970)
Treasury stock repurchases	—	—	—	—	—	(23,571)	—	(23,571)
Unrealized gain on available for sale investment securities	—	—	—	—	—	—	2,300	2,300
Reclassification for amounts included in net income	—	—	—	—	—	—	(1,226)	(1,226)
Minimum pension liability adjustment	—	—	—	—	—	—	(8,855)	(8,855)

Balance at December 31, 2004	99,701	$997	$236,313	$383,155	$(31,400)	$(365,892)	$(4,296)	$218,877

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(in thousands)
Net income	$102,165	54,265	87,425
Other comprehensive income:
Minimum pension liability, net of income taxes of $(5,201), $2,107, and $(2,107)	(8,855)	3,438	(3,438)
Net unrealized appreciation (depreciation) of investments during the period, net of income taxes of $1,250, $3,720, and $(1,015)	2,300	6,038	(1,664)
Reclassification adjustment for amounts included in net income, net of income taxes of $(720), $(1,591) and $2,713	(1,226)	(2,594)	4,428

Comprehensive income	$94,384	61,147	86,751

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(in thousands)
Cash flows from operating activities:
Net income	$102,165	54,265	87,425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,618	8,744	7,683
(Gain) loss on investments	—	(4,185)	52
Write-down of investment securities	—	—	7,141
Recognition of deferred compensation	10,336	31,581	1,183
Loss on sale and retirement of property and equipment	228	510	129
Capital gains and dividends reinvested	(865)	(269)	(222)
Net purchases and sales of trading securities	(426)	—	—
Deferred income taxes	9,465	3,405	3,152
Gains on trading securities	(2,356)	—	—
Changes in assets and liabilities net of acquisition:
Receivables from funds and separate accounts	(2,024)	(10,101)	1,197
Other receivables	(7,797)	(3,108)	(10,671)
Other assets	9,065	(12,694)	(1,654)
Accounts payable	2,409	5,139	13,197
Other liabilities	(16,133)	24,801	(7,070)

Net cash provided by operating activities	114,685	98,088	101,542

Cash flows from investing activities:
Purchases of investment securities	(1,124)	(5,591)	(32,209)
Proceeds from sales of investment securities	—	14,676	167
Proceeds from maturities of investment securities	17,663	2,482	9,043
Additions to property and equipment	(8,255)	(13,870)	(13,761)
Acquisition of companies, (net of cash acquired)	—	—	(24,057)
Acquisitions of managed assets	(231)	(34,337)	—
Appeal bond deposits	(56,250)	62,500	(62,500)

Net cash provided by (used in) investing activities	(48,197)	25,860	(123,317)

Cash flows from financing activities:
Net short-term borrowings (repayments)	10,000	(33,000)	30,000
Cash dividends	(49,458)	(44,947)	(39,082)
Purchase of treasury stock	(23,571)	(30,938)	(16,247)
Exercise of stock options	9,945	14,946	10,199
Other stock transactions	(970)	(11,961)	(1,359)

Net cash used in financing activities	(54,054)	(105,900)	(16,489)

Net increase (decrease) in cash and cash equivalents	12,434	18,048	(38,264)
Cash and cash equivalents at beginning of year	71,466	53,418	91,682

Cash and cash equivalents at end of year	$83,900	71,466	53,418

Cash paid for:
Income taxes, (net)	$48,550	9,411	44,938
Interest	$9,202	8,188	17,364

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003, and 2002

1.    Description Of Business

        Waddell & Reed Financial, Inc. and subsidiaries (hereinafter referred to as the "Company," "we," "our" and "us") derive revenues primarily from investment management, investment product underwriting and distribution, and shareholder services administration provided to the Waddell & Reed Advisors Group of Mutual Funds (the "Advisors Funds"), W&R Target Funds, Inc. (the "Target Funds"), Ivy Funds, Inc. and the Ivy Fund portfolios (collectively, the "Ivy Funds"), and Waddell & Reed InvestEd Portfolios, Inc. ("InvestEd") (collectively, the "Funds"), and institutional and separately managed accounts. The Funds and the institutional and separately managed accounts operate under various rules and regulations set forth by the United States Securities and Exchange Commission (the "SEC"). Services to the Funds are provided under contracts that set forth the fees to be charged for these services. The majority of these contracts are subject to annual review and approval by each Fund's board of directors/trustees and shareholders. Our revenues are largely dependent on the total value and composition of assets under management, which include mainly domestic equity securities, but also include debt securities and international equities. Accordingly, fluctuations in financial markets and composition of assets under management impact revenues and results of operations.

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

Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand and short-term investments. We consider all highly liquid investments with original or remaining maturities of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents at December 31, 2004 and 2003 include amounts of $22.6 million and $18.3 million, respectively, for the benefit of customers segregated in compliance with federal and other regulations. Substantially all cash balances are in excess of federal deposit insurance limits. As collateral for performance of our obligations to a bank under a letter of credit, we have pledged a portion of our commercial paper holdings with a combined market value of $21.5 million at December 31, 2004.

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

Investment Securities and Investments in Affiliated Mutual Funds

        Our investments are comprised of U.S., state, and government obligations, corporate debt securities, and investments in affiliated mutual funds. Investments are classified as available for sale or trading. Unrealized holding gains and losses on securities available for sale, net of related tax effects, are excluded from earnings until realized and are reported as a separate component of comprehensive income. For trading securities, unrealized holding gains and losses, net of related tax effects, are included in earnings. Realized gains and losses are computed using the specific identification method for investment securities, other than mutual funds. For mutual funds, realized gains and losses are computed using the average cost method.

        Our available for sale investments are reviewed and adjusted for other than temporary declines in value. When a decline in fair value of an available for sale investment carried at fair value is determined to be other than temporary, the unrealized loss recorded net of tax in other comprehensive income is realized as a charge to net income and a new cost basis is established for financial reporting purposes.

Property and Equipment

        Property and equipment are carried at cost. The costs of improvements that extend the life of a fixed asset are capitalized, while the costs of repairs and maintenance are expensed as incurred. Depreciation and amortization are calculated and recorded using the straight-line method over the estimated useful life of the related asset (or lease term if shorter), generally three to ten years for furniture, fixtures, and data processing equipment; three to twenty years for equipment and machinery; and up to fifteen years for leasehold improvements.

Software Developed for Internal Use

        Certain internal costs incurred in connection with developing or obtaining software for internal use are capitalized in accordance with the American Institute of Certified Public Accountants' Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The costs of designing and implementing software are expensed as incurred. Internal costs capitalized are included in "Property and equipment, net" on the consolidated balance sheets, and were $11.7 million, $8.9 million, and $5.0 million as of December 31, 2004, 2003, and 2002, respectively. Amortization begins when the software project is complete and ready for its intended use and continues over the estimated useful life, generally five to ten years.

Goodwill and Intangible Assets

        Goodwill represents the excess of purchase price over the fair value of net underlying tangible and identifiable intangible assets acquired using the purchase method of accounting. Intangible assets represent advisory and subadvisory management contracts for managed assets obtained in acquisitions. We consider these contracts to be indefinite lived intangible assets as they are expected to be renewed without significant cost or modification of terms.

        We complete an ongoing review of the recoverability of goodwill and intangible assets using a fair-value based approach on an annual basis or more frequently whenever events occur or circumstances change which would more likely than not reduce the fair value of a reporting unit below its carrying amount. The approach for the review of goodwill has two steps, the first being to identify a potential impairment and the second being to measure the amount of the impairment loss, if any. Intangible assets with indefinite lives are tested for impairment annually using a one-step approach that compares the fair value to the carrying amount of the asset. Factors that are considered important in determining whether an impairment of goodwill or intangible assets might exist include significant continued underperformance compared to peers, the likelihood of termination or non-renewal of a mutual fund advisory or subadvisory contract or substantial changes in revenues earned from such contracts, significant changes in our business and products, material and ongoing negative industry or economic trends, or other factors specific to each asset or subsidiary being evaluated. Because of the significance of goodwill and other intangibles to our consolidated balance sheets, the annual impairment analysis is critical. Any changes in key assumptions about our business and our prospects, or changes in market conditions or other externalities, could result in an impairment charge and such a charge could have a material adverse effect on our financial condition and results of operations. A detailed evaluation was performed as of June 30, 2004. In our evaluation of goodwill and intangible assets completed during the year, it was determined that no impairment existed.

Deferred Sales Commissions

        We defer certain costs, principally sales commissions and related compensation, which are paid to financial advisors and broker-dealers in connection with the sale of certain shares of mutual funds sold without a front-end load sales charge. These costs are recorded as an asset on the consolidated balance sheets. The costs incurred at the time of the sale of Class B shares are deferred and then amortized on a straight-line basis over the life of the shareholders' investments, not to exceed five years. The costs incurred at the time of the sale of Class C shares are deferred and amortized on a straight-line basis, not to exceed twelve months. We recover such costs through Rule 12b-1 distribution fees, which are paid by the Class B and Class C shares of the Advisors Funds, Ivy Funds, and InvestEd, along with contingent deferred sales charges paid by shareholders who redeem their shares prior to completion of the required holding period of six years for a Class B share and twelve months for a Class C share. Should we lose our ability to recover such sales commissions through distribution fees and contingent deferred sales charges, the value of these assets would immediately decline, as would future cash flows. We periodically review the recoverability of the deferred sales commission assets as events or changes in circumstances indicate that the carrying amount of deferred sales commission assets may not be recoverable and adjust the deferred sales commissions assets accordingly.

        A portion of the deferred selling commissions related to the Class B shares of the Ivy Funds was sold by Mackenzie Investment Management Inc. ("MIMI") to an unrelated third party before we acquired

MIMI in 2002. We do not receive Rule 12b-1 distribution fees or contingent deferred sales charges upon redemption of those assets.

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

        Shareholder service fees are recognized monthly and are calculated based on the number of accounts or assets under management as applicable. Other administrative service fee revenues are recognized as contractual obligations are fulfilled or as services are provided.

        Underwriting and distribution commission revenues resulting from the sale of investment products are recognized on the trade date.

        Rule 12b-1 service and distribution fees are received predominantly from the Advisors Funds Class A shares under a sales and servicing reimbursement plan agreement, which allows reimbursement to us from the Advisors Funds Class A shares of certain Rule 12b-1 eligible expenses, not to exceed a maximum of 25 basis points of average daily net assets under management. Rule 12b-1 service and distribution fees are collected for costs related to the distribution and servicing of mutual fund shares such as sales commissions paid to financial advisors, advertising, and costs for providing ongoing services for the mutual fund shareholders. Under the agreements, we must engage in activities that are intended to result in the sale of mutual fund shares. We recognize the reimbursement paid by the Advisors Funds Class A shares monthly as a reduction to Rule 12b-1 eligible expenses paid by us on the mutual fund's behalf. We also have a compensatory Rule 12b-1 service and/or distribution plan for the Ivy Funds, Target Funds, InvestEd, and Advisor Funds (excluding Class A shares), which is recorded in a similar manner. Total Rule 12b-1 fees collected from the Funds and offset against related underwriting and distribution expenses were $65.6 million, $55.1 million, and $57.4 million for the years ended December 31, 2004, 2003, and 2002, respectively.

        We also recognize certain distribution revenues monthly on certain types of investment products, primarily variable annuity products, generally calculated based upon average daily net assets under management.

Advertising and Promotion

        We expense all advertising and promotion costs as incurred. Advertising expense, net of direct Rule 12b-1 reimbursements, was $2.0 million, $2.1 million, and $2.1 million for the years ended December 31, 2004, 2003, and 2002, respectively.

Stock-Based Compensation

        The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for employee stock-based compensation plans other than for restricted stock and instances where vesting of option awards have been accelerated. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure," an amendment of Statement of Financial Accounting Standards No. 123 ("SFAS 123"); therefore, no compensation expense was recognized for the Company's employee stock options. If compensation expense for the Company's employee stock options had been determined based on the fair value at the grant date, consistent with the methodology prescribed under SFAS 148, the Company's net income and earnings per share would have approximated the pro forma amounts indicated below.

	2004	2003	2002
	(in thousands, except per share data)
Net income
As reported	$102,165	54,265	87,425
Add: Stock-based employee compensation included in reported net income, net of related tax effect	—	17,204	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(2,023)	(26,347)	(17,275)

Pro forma net income	$100,142	45,122	70,150

Basic earnings per share
As reported	$1.27	$0.67	1.09
Pro forma	$1.24	0.56	0.87
Diluted earnings per share
As reported	$1.25	0.66	1.07
Pro forma	$1.22	0.55	0.86

        The weighted-average fair value of each stock option included in the preceding pro forma amounts was estimated using a Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options.

        Pro forma results for the year ended December 31, 2003 include an after-tax charge of $17.2 million related to the first quarter 2003 stock option tender offer. Because of significantly higher Black-Scholes valuations for tendered options at their date of grant compared to their valuation at the time of the first quarter 2003 tender offer, which was out-of-the-money, the actual charge to earnings for the exchange of options for restricted shares was less than the remaining unamortized SFAS 123 expense for these options. Therefore, pro forma net income for the year ended December 31, 2003 included a $4.6 million, net of tax, write-off of unamortized SFAS 123 expense related to options cancelled in the stock option tender offer.

        In recognition of emerging changes in the area of accounting for stock compensation, the Company's Board of Directors began approving grants of restricted shares of the Company's common stock in lieu of stock options at the end of 2002. As of December 31, 2004, a total of 1,881,074 shares of unvested restricted stock were outstanding. Grants of restricted stock are valued on the date of grant and expensed using the straight-line method over a four year vesting period, vesting in one-third increments beginning on the second anniversary of the grant date, with the exception of the restricted stock issued pursuant to the option tender described below. Restricted shares issued in the option tender were fully vested upon issuance. Unvested shares of restricted stock may be forfeited upon termination of employment with the Company, dependent upon the circumstances of termination. Except for restrictions placed on the transferability of the restricted stock, holders of restricted stock have full stockholders rights during the term of restriction, including voting rights and the right to receive cash dividends.

        On February 12, 2003, the Company made a tender offer to exchange certain out-of-the-money stock options for an economically equivalent grant of restricted stock in an effort to reduce the total number of options outstanding, and improve our ability to retain key employees. Option values for various strike prices were determined using a Black-Scholes option pricing model. Option values were then divided by the Company's share price on the date of the offer to determine an equivalent fraction of a restricted share to be issued for each option tendered. The Company issued a total of 1,540,713 shares of restricted stock in connection with the tender offer. Of the total number of shares of restricted stock issued, the Company repurchased 609,324 shares at a cost of approximately $10.7 million from the participants to pay individual income tax liabilities. As a result, 931,389 net shares of restricted stock were issued in the tender. All shares of restricted stock issued pursuant to the tender offer were issued under the Company's Stock Incentive Plan and are fully vested, but remain subject to transfer restrictions.

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

Derivatives and Hedging Activities

        We adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value, with changes in the fair value of the derivative instruments to be recorded in current earnings or deferred in equity. As a matter of policy, we only execute derivative transactions to manage exposure arising in the normal course of business and not for speculative or trading purposes. It is management's opinion that, due to our limited use of significant hedging or other activities involving derivative instruments, changes in the fair value of derivatives will not have a material impact on our results of operations or our financial position. As of December 31, 2004 and 2003, we had one derivative instrument, an interest rate swap with a $200 million notional amount, which is accounted for as a fair value hedge. This interest rate swap is considered highly effective in hedging the changes in the fair value of our senior notes arising from changes in interest rates. Accordingly, there has been no impact on earnings resulting from any ineffectiveness associated with this transaction. Please refer to Note 7. "Indebtedness" of the Notes to the Consolidated Financial Statements for additional information.

Litigation Contingencies

        In accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," we record an accrual for losses related to litigation at such time an unfavorable outcome becomes probable and the amount can be reasonably estimated. When the reasonable estimate is a range, the recorded loss will be the best estimate within the range. If no amount in the range is a better estimate than any other amount, the minimum amount of the range will be recorded. In addition, it is our policy to include legal costs, net of expected insurance recoveries, that we expect to incur in connection with a loss contingency as part of the loss contingency charge. See Note 16. "Contingencies" of the Notes to the Consolidated Financial Statements for additional discussion of our loss contingencies.

3.    Investment Securities

        Investment securities at December 31, 2004 and 2003 are as follows:

2004	Amortized cost	Unrealized gains	Unrealized (losses)	Fair value
	(in thousands)
United States government-backed mortgage securities	$283	32	—	315
Certificates of deposit	56,753	—	—	56,753
Municipal bonds	17,942	107	(634)	17,415
Corporate bonds	5,298	20	(251)	5,067
Affiliated mutual funds	28,002	7,969	(7)	35,964
Trading securities	9,761	—	—	9,761

	$118,039	8,128	(892)	125,275

2004	Amortized cost	Unrealized gains	Unrealized (losses)	Fair value
	(in thousands)
United States government-backed mortgage securities	$480	72	—	552
Municipal bonds	18,256	236	(864)	17,628
Corporate bonds	23,555	336	(398)	23,493
Affiliated mutual funds	33,182	6,261	(11)	39,432
Trading securities	312	—	—	312

	$75,785	6,905	(1,273)	81,417

        Effective June 30, 2004, the Company began matching investments to the funding obligations created by its deferred compensation plans. These plans allow employees to choose investment vehicles, which are primarily Company sponsored mutual funds. At that time, certain mutual fund holdings classified as available for sale totaling $10.0 million were transferred to the trading portfolio. The transfer resulted in the recognition of an unrealized gain of $1.9 million as investment and other income in 2004.

        The Company's $56.8 million investment in certificates of deposit is restricted at December 31, 2004. In addition, investment securities, which exclude cash and cash equivalents, with a combined market value of $21.2 million at December 31, 2004 are restricted or pledged as collateral for performance of our obligations to a bank under a letter of credit pending the outcome of legal matters. Refer to Note 16. "Contingencies" for more information on the legal proceedings requiring the restrictions.

        A summary of debt securities and mutual funds with market values below carrying values at December 31, 2004 is as follows:

	12 months or longer
	Fair value	Unrealized (losses)
	(in thousands)
Municipal bonds	$7,911	(634)
Corporate bonds	1,292	(251)
Mutual funds	105	(7)

Total temporarily impaired securities	$9,308	(892)

        We assess the carrying value of investments in debt and equity securities each quarter to determine whether an other than temporary decline in market value exists. We consider factors affecting the issuer, factors affecting the industry the issuer operates in, general market trends including interest rates, and our ability and intent to hold an investment until it has recovered. Consideration is given to the length of time an investment's market value has been below carrying value and prospects for recovery to carrying value. As presented in the table above, we had four municipal securities and one asset-backed security with market values below their carrying values at December 31, 2004. Based upon our assessment of theses bonds and our history of holding bonds until maturity, we determined that a write-down was not appropriate at this time.

        Municipal and corporate bonds held as of December 31, 2004 mature as follows:

	Amortized cost	Fair value
	(in thousands)
Within one year	$9,226	9,319
After one year but within ten years	5,000	4,454
After ten years	9,014	8,709

	$23,240	22,482

        Investment securities with fair value of $7.3 million, $14.7 million and $167 thousand were sold during 2004, 2003 and 2002, respectively. In 2004, all securities sales were made from the trading portfolio. During 2003 and 2002, we recognized net gains of $4.2 million and net losses of $52 thousand, respectively, on the sale of available for sale securities.

        We have a limited partnership interest in two investment partnerships that are accounted for using the cost method of accounting. The aggregate carrying amounts of our cost method investments at December 31, 2004 and December 31, 2003 were $6.5 million and $6.3 million, respectively. These investments, among other things, are recorded in "Other assets" on the consolidated balance sheets.

        The fair value of cost method investments is not readily determinable; therefore we evaluate these investments for impairment annually. Factors that we consider in our annual evaluation include earnings performance, business prospects of the investee, a significant adverse change in the regulatory, economic and general market condition in which the investee operates, and factors that raise significant concerns about the investee's ability to continue as a going concern, such as negative cash flows from operations, or noncompliance with statutory capital requirements. There were no impairment losses recognized related to our limited partnership interests during 2004.

4. Acquisitions

Securian Strategic Alliance Agreement

        On April 23, 2003, the Company entered into a Strategic Alliance Agreement with Securian Financial Group, Inc. ("Securian"), through which we agreed to become investment adviser of substantially all managed equity assets of Advantus Capital Management, Inc. ("Advantus"). Advantus is a subsidiary of Securian and is an affiliate of Minnesota Life Insurance Company. The strategic alliance also provided for Waddell & Reed to receive "Premier Strategic Partner" status in the Securian distribution system, including the Securian Financial Network (approximately 1,800 general agency registered representatives); Securian Financial Services (broker-dealer); and Securian Retirement Services (401(k)). This status provides the Ivy Funds and the Target equity funds the greatest focus among fund families that Securian and Advantus have identified as strategic partners.

        In September of 2003, we paid $26.8 million (inclusive of acquisition costs) to purchase the rights to manage nine actively managed equity funds of the Advantus Series Funds, a mutual fund family used within variable insurance products. At the time of the purchase, the total amount of managed assets was $1.5 billion of which $935 million was already being subadvised by us. Upon obtaining the requisite shareholder approvals, these funds were subsequently merged into the Target Funds family, whose funds also are used for variable insurance products. As a result of this purchase, we recorded $26.8 million of indefinite life intangibles assets.

        In December of 2003, we paid $5.0 million (inclusive of acquisition costs) to purchase the rights to manage eleven actively managed retail funds of the Advantus Funds. At the time of the purchase, the total amount of managed assets was $631 million, of which $150 million was already being subadvised by us. The assets acquired were subsequently merged into our Ivy Funds. As a result of this purchase, we recorded $5.0 million of indefinite life intangible assets. The purchase agreements for the equity funds and the retail funds contain provisions whereby the initial purchase price may be reduced based upon a calculation using certain levels of assets under management calculations made no later than 30 days after each of the first, second and third anniversaries of the closing date of each transaction.

        Considering that the assets assigned to us as a result of the acquisition are contracts related to the management of mutual funds, which will continue to be offered under the Target Funds family and the Ivy

Funds family and thus are not expected to be terminated in the foreseeable future, such intangible assets were determined to be non-amortizable under SFAS 142.

MIMI

        On December 16, 2002, we acquired the business of Mackenzie Investment Management Inc. ("MIMI"), a Florida-based U.S. investment management subsidiary of Toronto-based Mackenzie Financial Corporation ("MFC") and adviser of the Ivy Fund portfolios which they sold in the United States. We continue to operate MIMI's business through our subsidiary, Ivy Investment Management Company ("IICO"). The results of operations of IICO are included in the accompanying financial statements since the date of acquisition. The total cost of the acquisition, including expenses, was $62.9 million, which exceeded the fair value of the net assets of MIMI by $44.5 million. Immediately following the purchase, MIMI distributed excess cash and cash equivalents to us through an intercompany dividend in the amount of $27.8 million, effectively reducing the acquisition cost to $35.1 million. We recorded goodwill of $21.6 million and indefinite life intangible assets of $22.9 million in connection with this transaction. Because the identifiable intangible assets recognized in connection with the purchase of the business of MIMI are contracts related to the management of mutual funds that will be continually offered and are not expected to be terminated in the foreseeable future, such intangible assets were determined to be non-amortizable under SFAS 142.

        The table below summarizes the allocation of the purchase price (in millions):

Net tangible assets acquired	$18.4
Identified intangible assets (not subject to amortization)	22.9
Goodwill	21.6

Total purchase price	$62.9

        The purchase price at December 31, 2003 increased $1.5 million from the amount reported at December 31, 2002 primarily due to changes in the underlying assumptions of our initial estimate of the lease liability recorded on the opening balance sheet of the acquired business. The increase in the purchase price was recorded as an addition to goodwill.

        Our purchase of MIMI included commitments for obligations under an operating lease for office space in Boca Raton, Florida. We used a portion of this office space through June 30, 2003 prior to operations transitioning to our home office in Kansas. As of December 31, 2004, the recorded liability for this obligation was $6.2 million. Of the total leased office space for which we are obligated, we have subleased approximately 80%.

        We have not presented pro forma combined results of operations for this acquisition because the results of operations as if this acquisition were made at the beginning of the earliest period presented would not have been materially different from the amounts reported in the accompanying consolidated statements of income.

5. Goodwill and Identifiable Intangible Assets

        Goodwill represents the excess of purchase price over the tangible assets and identifiable intangible assets of an acquired business. Gross goodwill was $234.0 million at December 31, 2004 and 2003. Accumulated amortization on goodwill was $38.6 million at December 31, 2004 and 2003. Our goodwill is not deductible for tax purposes.

        Changes in the carrying amount of goodwill (in thousands) for the periods presented were as follows:

December 31, 2002 balance, net of accumulated amortization	$193,749
Adjustment to goodwill for acquisition purchase price of MIMI	1,560

December 31, 2003 and 2004 balance, net of accumulated amortization	$195,309

        The carrying value of identifiable intangible assets (all considered indefinite lived) at December 31 are summarized as follows:

	2004	2003
	(in thousands)
Unamortized intangible assets:
Mutual fund management advisory contracts	$38,684	38,453
Mutual fund subadvisory management contracts	16,300	16,300

Total	$54,984	54,753

        The increase in identifiable intangible assets of $231 thousand for the year ended December 31, 2004, represents costs associated with the purchase of the contracts for the equity portfolios of Advantus Series Fund, Inc. and the purchase of the contracts for the rights to manage the assets of the Advantus Funds, discussed previously in Note 3.

6. Property and Equipment

        A summary of property and equipment at December 31, 2004 and 2003 is as follows:

	2004	2003	Estimated useful lives
	(in thousands)
Leasehold improvements	$3,180	2,284	1 - 15 years
Furniture and fixtures	20,271	22,819	3 - 10 years
Equipment and machinery	20,829	20,341	3 - 20 years
Data processing equipment and computer software	43,428	36,487	3 - 10 years

Property and equipment, at cost	87,708	81,931
Deduct accumulated depreciation	(33,279)	(26,439)

Property and equipment, net	$54,429	55,492

        Depreciation of property and equipment aggregated $9.1 million, $7.2 million and $6.4 million during the years ended December 31, 2004, 2003 and 2002, respectively.

7. Indebtedness

        On August 15, 2000, we filed a $400.0 million shelf registration, whereby proceeds received could be used for general corporate purposes, including the repayment of short-term debt outstanding. On January 18, 2001, we issued $200.0 million in principal amount 7.5% senior notes due in January 2006 (the "Notes"), resulting in net proceeds of approximately $197.6 million (net of discounts, commissions and expenses) to repay short-term debt outstanding and for general corporate purposes. Interest is payable semi-annually on January 18 and July 18 at a rate of 7.5% per annum.

        On March 12, 2002, the Notes were effectively converted to variable rate debt by entering into an interest rate swap agreement whereby we have agreed with another party to exchange, at specified intervals, the difference between the fixed-rate and various floating-rate interest amounts, calculated using a notional amount of $200.0 million. The difference in the floating-rate interest paid and the 7.5% fixed-rate interest received is recorded as an adjustment to interest expense during the period that the related debt is outstanding. As of December 31, 2004, the floating rate being paid was 4.85%. The average floating rate paid on the interest rate swap for the year ended December 31, 2004 was 3.95%. The change in the fair value of the interest rate swap is recorded on the consolidated balance sheet by adjusting the carrying amounts of the Notes by an offsetting amount for the swap.

        Under Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities," we account for the interest rate swap as a fair value hedge of the Notes. This interest rate swap is considered 100% effective in hedging the changes in the fair value of the Notes arising from changes in interest rates, and accordingly, there has been no impact on earnings resulting from any ineffectiveness associated with this transaction. Interest expense savings realized as a result of the hedge was approximately $6.9 million, $7.6 million, and $5.2 million for the years ended December 31, 2004, 2003, and 2002, respectively. As of December 31, 2004, we have recorded a cumulative increase in "Other assets" of $3.4 million to reflect the fair value of the interest rate swap and a cumulative increase in "Long-term debt" of $3.4 million to reflect the fair value of the Notes. As of December 31, 2003, we recorded a cumulative increase in "Other assets" of $10.6 million to reflect the fair value of the interest rate swap and a cumulative increase in "Long-term debt" of $10.6 million to reflect the fair value of the Notes.

        We renewed our 364-day revolving credit facility, effective October 8, 2004, with various lenders for a total of $200.0 million, whereby the lenders could, at their option upon our request, expand the facility to $300.0 million. The credit facility is a 364-day revolving facility with an interest rate of LIBOR plus 0.625% plus an additional 0.125% utilization fee. The facility provides an additional source of capital to finance general corporate needs. As of December 31, 2004 and 2003, there were no borrowings outstanding under the facility.

        The most restrictive provisions of our borrowing arrangements are included in our revolving credit facility, which requires a consolidated leverage ratio not to exceed 3.0 to 1.0 for four consecutive quarters and a consolidated interest coverage ratio of not less than 4.0 to 1.0 for four consecutive quarters. We were in compliance with these covenants for all years presented.

        Long-term debt at December 31 consisted of the following:

	2004	2003
	(in thousands)
Principal amount unsecured 7.5% senior notes due in 2006	$200,000	$200,000
Discount on unsecured 7.5% senior notes due in 2006	(482)	(908)
Fair value of interest rate swap on unsecured 7.5% senior notes due in 2006	3,381	10,619

Subtotal unsecured 7.5% senior notes due in 2006	202,899	209,711
Money market loans	35,000	25,000

Total indebtedness	237,899	234,711
Current maturities	(35,000)	(25,000)

Total long-term obligations	$202,899	$209,711

        At December 31, 2004 and 2003, there was $35.0 million and $25.0 million of short-term borrowings outstanding, respectively. The average balance on combined short-term debt and long-term debt was $255.7 million and $245.4 million for 2004 and 2003, respectively. The weighted average interest rate on the short-term borrowings was 1.8% and 1.7%, respectively. The average interest rate for all borrowings, excluding other costs, was 3.8% and 3.6% for the years 2004 and 2003, respectively.

8. Income Taxes

        The components of total income tax expense are as follows:

	2004	2003	2002
	(in thousands)
Currently payable:
Federal	$43,702	25,898	38,181
State	2,878	1,366	3,840

	46,580	27,264	42,021
Deferred taxes	9,465	3,405	3,152

Income tax expense from operations	$56,045	30,669	45,173

        The tax effect of temporary differences that give rise to significant portions of deferred tax liabilities and deferred tax assets at December 31, 2004 and 2003 are as follows:

	2004	2003
	(in thousands)
Deferred tax liabilities:
Deferred selling costs	$(4,206)	(1,097)
Fixed assets	(12,816)	(8,843)
Benefit plans	(3,153)	(3,388)
Identifiable intangible assets	(8,490)	(8,490)
Purchase of fund assets	(1,013)	(226)
Unrealized gains on available for sale investment securities	(2,677)	(2,152)
Other	(386)	(282)

Total gross deferred liabilities	(32,741)	(24,478)

Deferred tax assets:
Minimum pension liability	5,201	—
Accrued expenses	5,637	8,543
Unvested restricted stock	4,157	1,349
Acquisition lease liability	2,306	2,804
Unrealized losses on investment securities	1,648	2,902
Other	378	260

Total gross deferred assets	19,327	15,858

Net deferred tax (liability)	$(13,414)	(8,620)

        A valuation allowance for deferred tax assets was not necessary at December 31, 2004, 2003, or 2002. The following table reconciles the statutory federal income tax rate with our effective income tax rate:

	2004	2003	2002
Statutory federal income tax rate	35.0%	35.0	35.0
State income taxes, net of federal tax benefits	1.3	1.3	2.1
State incentives	—	—	(1.0)
Favorable resolution of outstanding income tax matters	(0.2)	(1.1)	(1.9)
Nondeductible legal costs	(0.7)	1.2	—
Other items	—	(0.3)	(0.1)

Effective income tax rate	35.4%	36.1	34.1

        Our effective income tax rate was 35.4%, 36.1%, and 34.1%, in 2004, 2003, and 2002, respectively. The effective tax rate in 2004 declined due to a change in the assessment of the deductibility of certain charges recorded during 2003, and to a lesser degree from the favorable resolution of tax liabilities with tax authorities. In 2002, the U.S. statutory rate of 35% was reduced by state tax credits and favorable resolution of tax liabilities with tax authorities.

9.    Pension Plan and Postretirement Benefits Other Than Pensions

        We provide a non-contributory retirement plan that covers substantially all employees and certain vested former employees of Torchmark Corporation (our former parent company) (the "Pension Plan"). Benefits payable under the Pension Plan are based on employee's years of service and compensation during the final ten years of employment. We also sponsor an unfunded defined benefit postretirement medical plan that covers substantially all employees including Waddell & Reed and Legend Advisors. The medical plan is contributory with retiree contributions adjusted annually. FASB Staff Position FAS 106-2, related to a prescription-drug subsidy allowed to qualifying employers under Medicare legislation enacted in 2003, will have little or no impact on the postretirement medical plan's costs. The medical plan does not provide for post age 65 benefits with the exception of a small group of employees that were grandfathered when the plan was established.

	Pension Benefits			Other Postretirement Benefits
	2004	2003	2002	2004	2003	2002
	(in thousands)
Change in benefit obligation
Net benefit obligation at beginning of year	$71,376	62,266	52,368	5,509	4,738	1,791
Service cost	4,664	4,296	4,194	472	471	133
Interest cost	4,273	3,907	3,786	339	314	146
Plan amendments	—	3,545	—	—	—	623
Benefits and expenses paid	(2,542)	(2,142)	(3,044)	(75)	(328)	(244)
Actuarial (gain)/loss	5,058	(496)	4,962	(892)	224	2,200
Retiree contributions	—	—	—	88	90	89

Net benefit obligation at end of year	$82,829	71,376	$62,266	5,441	5,509	4,738

	Pension Benefits			Other Postretirement Benefits
	2004	2003	2002	2004	2003	2002
	(in thousands)
Change in plan assets
Fair value of plan assets at beginning of year	$64,087	44,090	41,433	—	—	—
Actual return on plan assets	2,084	7,963	(3,299)	—	—	—
Employer contributions (receipts)	5,000	14,176	9,000	(13)	238	155
Retiree contributions	—	—	—	88	90	89
Benefits paid	(2,542)	(2,142)	(3,044)	(75)	(328)	(244)

Fair value of plan assets at end of year	$68,629	64,087	44,090	—	—	—

Funded status at end of year	$(14,200)	(7,289)	(18,176)	(5,441)	(5,509)	(4,738)
Unrecognized transition obligation	73	78	83	—	—	—
Unrecognized prior service cost	5,020	5,456	2,347	281	305	328
Unrecognized net actuarial loss	21,096	13,346	18,138	1,618	2,680	2,599

Net asset (liability) recognized at end of year	$11,989	11,591	2,392	(3,542)	(2,524)	(1,811)

	Pension Benefits			Other Postretirement Benefits
	2004	2003	2002	2004	2003	2002
	(in thousands)
Amounts recognized in the statement of financial position
(Accrued)/prepaid benefit cost	$(7,160)	11,591	(5,583)	(3,542)	(2,524)	(1,811)
Intangible asset	5,093	—	2,430	—	—	—
Accumulated other comprehensive income	14,056	—	5,545	—	—	—

Net asset (liability) recognized at end of year	$11,989	11,591	2,392	(3,542)	(2,524)	(1,811)

Increase/(decrease) in minimum liability included in other comprehensive income	14,056	(5,545)	5,545	—	—	—
Weighted average assumptions used to determine benefit obligation at December 31:
Discount rate	5.75%	6.25	6.75	5.75	6.25	6.75
Rate of compensation increase	3.86%	3.86	3.75	N/A	N/A	N/A

        The accumulated benefit obligation for the defined benefit plan was $75.8 million and $62.9 million at December 31, 2004 and December 31, 2003, respectively.

        Our Pension Plan asset allocation at December 31, 2004 and 2003 and our target allocation for 2005 are as follows:

	Target Allocation	Percentage of Plan Assets at December 31,
Plan assets by category	At January 1, 2005	2004	2003
Equity securities	60%	58%	57%
Debt securities	40%	42%	38%
Cash and cash equivalents	0%	0%	5%

Total	100%	100%	100%

        We monitor our actual asset allocation at market value to ensure that it approximates its target allocation for each investment category. Equity security investments in the Company's Pension Plan assets do not include any Company stock. The Pension Plan invests in equity securities of large capitalization companies, investment grade corporate and government bonds, and cash and cash equivalents. The portfolio is restricted from holding equity securities that exceed 5% of the cost of the Pension Plan's total equity portfolio at time of purchase, or exceed 5% of the outstanding shares of the issuing corporation. The duration of the fixed income component of the portfolio is not to exceed seven years. All the Pension Plan's investments are denominated in U.S. dollars.

        When establishing the expected long-term rate of return on assets assumption, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 8.25% long-term rate of return on assets assumption.

	Pension Benefits			Other Postretirement Benefits
	2004	2003	2002	2004	2003	2002
	(in thousands)
Components of net periodic benefit cost:
Service cost	$4,664	4,296	4,194	472	471	133
Interest cost	4,273	3,907	3,786	339	314	146
Expected return on plan assets	(5,199)	(4,064)	(3,711)	—	—	—
Actuarial loss amortization	424	397	148	171	143	14
Prior service cost amortization	435	436	184	23	23	(28)
Transition obligation amortization	5	5	5	—	—	—

Net periodic benefit cost	$4,602	4,977	4,606	1,005	951	265

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	6.25%	6.75	7.25	6.25	6.75	7.75
Expected return on plan assets	8.25%	8.25	9.25	N/A	N/A	N/A
Rate of compensation increase	3.86%	3.86	3.75	N/A	N/A	N/A
	Pension Benefits	Postretirement Benefits
	(in thousands)
Cash Contributions (receipts)
2003	14,176	238
2004	5,000	(13)

        We expect the following benefit payments to be paid which reflect future service, as appropriate:

	Pension Benefits	Postretirement Benefits
	(in thousands)
2005	$2,858	223
2006	3,825	296
2007	3,730	372
2008	4,471	381
2009	3,514	431
2010 through 2014	21,292	3,008

	$39,690	4,711

        Our policy with respect to funding the Pension Plan is to fund at least the minimum required by the Employee Retirement Income Security Act of 1974, as amended and not more than the maximum amount deductible for tax purposes. All contributions made to the Pension Plan for 2003 and 2004 were voluntary. We anticipate that the 2005 contribution will be made from cash generated from operations and will be in the range of $0 to $10 million.

        We also sponsor the Waddell & Reed Financial, Inc. Supplemental Executive Retirement Plan, as amended (the "SERP"), a non-qualified deferred compensation plan, covering eligible employees. The SERP provides certain benefits for Company officers that the pension plan is prevented from providing because of compensation and benefit limits in the Internal Revenue Code.

        The SERP was adopted to supplement the annual pension paid to certain senior executive officers. Each calendar year, the Compensation Committee of the Board of Directors credits participants' SERP accounts with (i) an amount equal to 4% of his or her base salary, less the amount of any employer matching contribution made on the participant's behalf under our 401(k) plan, and (ii) a non-formula award, as determined by the Compensation Committee of the Board of Directors in its discretion. Additionally, each calendar year, participants' accounts are credited (or charged) with an amount equal to the performance of certain hypothetical or investment vehicles since the last preceding year. Upon a participant's separation or at such other time based on a pre-existing election by a participant, benefits accumulated under the SERP are payable in installments or in a lump sum. As of December 31, 2004 and 2003, the aggregate liability to participants was $5.2 and $4.3 million, respectively.

        At December 31, 2004, the accrued pension and postretirement liability recorded on the balance sheet was comprised of accrued pension costs of $7.2 million, an accrued liability for SERP benefits of $5.2 million, and a liability for postretirement benefits in the amount of $3.5 million. At December 31, 2003, the accrued pension and postretirement liability recorded on the balance sheet consisted of an accrued liability for SERP benefits in the amount of $4.3 million and a liability for postretirement benefits in the amount of $2.5 million. The 2003 pension plan amendment was due to a change in the mortality table used for valuing lump sum benefit payments.

        All contributions to the other postretirement benefits are voluntary, as the postretirement plan is not funded, and is not subject to any minimum regulatory funding requirements. The contributions for each year represent claims paid for medical expenses, and we anticipate making the 2005 expected contribution with cash generated from operations. Contributions by participants to the postretirement plan were $88 thousand and $90 thousand for the years ending December 31, 2004 and 2003, respectively.

        For measurement purposes, the health care cost trend rate was 12% and 11% for 2004 and 2003, respectively. The health care cost trend rate scale decreases from 12% to 5% over the next 6 years to reflect anticipated increases in health care costs. The effect of a 1% annual increase in assumed cost trend rates would increase the December 31, 2004 accumulated postretirement benefit obligation by approximately $540 thousand, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2004 by approximately $106 thousand. The effect of a 1% annual decrease in assumed cost trend rates would decrease the December 31, 2004 accumulated postretirement benefit obligation by approximately $473 thousand, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2004 by approximately $90 thousand.

10.    Employee Savings Plan

        We sponsor a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code to provide retirement benefits to substantially all of our employees following the completion of an eligibility period. As allowed under Section 401(k), the plan provides tax-deferred salary deductions for eligible employees. Our matching contributions to the plan for the years ended December 31, 2004, 2003, and 2002 were $2.8 million, $2.7 million, and $2.9 million, respectively.

11.    Stockholders' Equity

Earnings per Share

        For the years ended December 31, earnings per share were computed as follows:

	2004	2003	2002
	(in thousands, except per share amounts)
Net income	$102,165	54,265	87,425

Weighted average shares outstanding — basic	80,613	81,275	80,382
Dilutive potential shares from stock options and certain restricted stock awards	1,311	1,315	1,492

Weighted average shares outstanding — diluted	81,924	82,590	81,874

Earnings per share:
Basic	$1.27	0.67	1.09
Diluted	$1.25	0.66	1.07

Anti-dilutive Securities

        Anti-dilutive potential common shares resulting from options to purchase shares of common stock that were excluded from the diluted earnings per share calculation were 2.84 million, 2.87 million and 10.03 million for the years ended December 31, 2004, 2003 and 2002, respectively. Anti-dilutive shares of unvested restricted stock in the amount of 4,979 shares and 119,216 shares for the years ended December 31, 2004 and 2003, respectively, were excluded from the diluted earnings per share calculation. There were no anti-dilutive shares of unvested restricted stock for the year ended December 31, 2002.

Dividends

        On July 29, 2003, our Board of Directors increased the quarterly dividend rate on our Class A common stock from $.1326 per share to $.1500 per share. For the years ended December 31, 2004, 2003, and 2002, dividends paid to our stockholders were $49.5 million, $44.9 million and $39.1 million, respectively. As of December 31, 2004 and 2003, our other current liabilities included $12.4 million and $12.3 million, respectively, for dividends payable to our stockholders.

Common Stock Repurchases

        Our Board of Directors has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in our stock based compensation programs. Common shares repurchased on the open market for the years ended 2004, 2003, and 2002 were 960,400 shares, 1,310,200 shares, and 706,632 shares, respectively.

12.    Stock Compensation Plans

        The Company 1998 Stock Incentive Plan, as amended and restated, (the "SI Plan") allows us to grant equity compensation awards, including non-qualified stock options and restricted stock, among other awards as part of our overall compensation program to attract and retain key personnel and encourage a greater personal financial investment in the Company. A maximum of 30,000,000 shares of common stock are authorized for issuance under the SI Plan. The Company 1998 Executive Deferred Compensation Stock Award Plan, as amended and restated, (the "EDC Plan") and the Company 1998 Non-Employee Director Stock Award Plan, as amended (the "NED Plan") (collectively, the "Stock Plans") allow us to grant non-qualified stock options and/or restricted stock to promote the long-term growth of the Company. A maximum of 3,750,000 and 1,200,000 shares of common stock are authorized for issuance under the EDC Plan and NED Plan, respectively. In addition, we make incentive payments under the Company 2003 Executive Incentive Plan, as amended (the "EIP") in the form of cash, stock options, restricted stock, or a combination thereof. Incentive awards paid under the EIP in the form of stock options or restricted stock are issued out of shares reserved for issuance under the SIP and EDC Plans. Generally, shares of common stock covered by terminated, surrendered or canceled options, by forfeited restricted stock, or by the forfeiture of other awards that do not result in issuance of shares of common stock, are again available for awards under the plan from which they were terminated, surrendered, canceled, or forfeited.

        Under our Stock Plans, the exercise price of each option is equal to the market price of the stock on the date of grant. The maximum term of non-qualified options granted under the SI Plan is ten years and two days and the options generally vest in 33 1/3% increments beginning on the second, third and fourth anniversaries of the grant date. The maximum term of non-qualified options granted under the EDC Plan and NED Plan is eleven years and the options generally vest 10% each year, beginning on the first anniversary of the grant date.

        Restricted stock awards have no purchase price, and with the exception of those issued in the stock option tender described below, vest over four years in 33 1/3% increments beginning on the second anniversary of the grant date. Under the Stock Plans, unvested shares of restricted stock may be forfeited upon the termination of employment with the Company or service on the Board of Directors, dependent upon the circumstances of termination. Except for restrictions placed on the transferability of restricted stock, holders of restricted stock have full stockholders' rights during the term of restriction, including voting rights and the rights to receive cash dividends. Restricted shares issued in the option tender were fully vested upon issuance, but remained subject to transfer restrictions that lapse in 33 1/3% increments annually beginning March 14, 2005.

        When restricted shares are granted, we record deferred compensation based upon the fair market value of the restricted shares on the grant date. Deferred compensation is included as a component of stockholders' equity and is recognized as expense over the four-year vesting period. As of December 31, 2004, a total of 1,881,074 shares of unvested restricted stock were outstanding. For the years ended December 31, 2004 and 2003 we recorded equity compensation expense totaling $10.3 million and $4.6 million, respectively, primarily for the amortization of unvested restricted stock. It is anticipated that annual grants of restricted shares will continue in future years as we rely on restricted shares and cash compensation instead of options.

        Our stockholders have approved all of the Stock Plans and we have issued all equity compensation in accordance with the Stock Plans.

        We account for our stock-based employee compensation plans pursuant to Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 establishes a fair value-based method of accounting. We have chosen to adopt the pro-forma disclosure requirements of SFAS 123, and continue to record stock compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), as amended, which is permitted under SFAS 123.

        For purposes of the pro forma disclosures provided in Note 2. "Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements, the fair value of each option has been estimated using a Black-Scholes option-pricing model with the following assumptions:

	2004	2003	2002
Dividend yield	3.10%	2.40%	2.90%
Risk-free interest rate	2.05%	1.32%	3.57%
Expected volatility	21.79%	35.50%	40.81%
Expected life (in years)	1.00*	1.00*	4.96

*
Restoration options with a vesting period of six months were the only options granted during 2003 and 2004.

        For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the vesting period of the options.

        Our Stock Plans include a Stock Option Restoration Program ("SORP") feature that allows, on the first trading day of August, an employee to pay the exercise price on vested options by surrendering common stock of the Company that has been owned for at least six months. This feature also permits an employee exercising an option to be granted new options in an amount equal to the number of common shares used to satisfy both the exercise price and withholding taxes due upon exercise. New options are granted with a term to expiration equal to the remaining term of the related original option and vest after six months. The SORP, which facilitates ownership of our common stock by management and key employees, results in a net issuance of shares of common stock and fewer stock options outstanding. We receive a current income tax benefit for exercises of stock options.

        A summary of stock option activity and related information for the years ended December 31, 2004, 2003, and 2002 follows:

	2004		2003		2002
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	8,156,036	$21.03	16,964,751	$24.77	17,830,298	$24.10
Granted	—	—	—	—	83,262	29.52
Exercised	(645,884)	15.40	(972,356)	15.37	(660,737)	15.44
Granted in restoration	146,650	19.37	409,857	25.44	1,377,581	18.00
Exercised in restoration	(183,189)	14.08	(558,468)	16.21	(1,541,403)	15.20
Terminated/Canceled	(43,589)	15.58	(7,687,748)	30.52	(124,250)	25.88

Outstanding, end of year	7,430,024	$21.70	8,156,036	$21.03	16,964,751	$24.77

Exercisable, end of year	6,577,312	$22.25	6,603,035	$20.99	8,488,731	$24.95

        The weighted average fair value of options granted during the years ended December 31, 2004, 2003, and 2002 were $1.54, $3.39, and $5.87, respectively.

        Following is a summary of options outstanding at December 31, 2004:

	Outstanding Options
				Exercisable Options
		Weighted Average Remaining Contractual Life (in years)
Exercise Price Range	Number		Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$5.95 to $9.99	304,422	2.37	$7.90	151,059	$7.51
$10.00 to $14.99	751,464	4.06	14.28	604,580	14.20
$15.00 to $19.99	3,527,483	4.30	16.93	3,152,093	16.86
$20.00 to $29.99	920,750	5.62	25.93	776,519	25.85
$30.00 to $34.19	1,925,905	5.83	33.48	1,893,061	33.50

	7,430,024	4.76	$21.70	6,577,312	$22.25

Stock Option Tender Offer

        On February 12, 2003, the Company made a tender offer to exchange certain out-of-the-money stock options for an economically equivalent grant of restricted stock in an effort to reduce the total number of options outstanding, and improve our ability to retain key employees. Option values for various strike prices were determined using a Black-Scholes option pricing model. Option values were then divided by the Company's share price on the date of the offer to determine an equivalent fraction of a restricted share to be issued for each option tendered. We issued a total of 1,540,713 shares of restricted stock in connection with the tender offer. Of the total number of shares of restricted stock issued, we repurchased 609,324 shares at a cost of approximately $10.7 million from the participants to pay individual income tax liabilities. As a result, 931,389 net shares of restricted stock were issued. All shares of restricted stock issued pursuant to the tender offer were issued under the Company's SI Plan and are fully vested, but remain subject to transfer restrictions.

13.    Uniform Net Capital Rule Requirements

        Three of our subsidiaries, Waddell & Reed, Inc. ("W&R"), Legend Equities Corporation ("LEC"), and Ivy Funds Distributor, Inc. ("IFDI") are registered broker-dealers and members of the National Association of Securities Dealers ("NASD"). Broker-dealers are subject to the SEC's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15.0 to 1.0. The difference between net capital and stockholders' equity is the non-allowable assets that are excluded from net capital. Net capital and aggregated indebtedness information for our broker-dealer subsidiaries is presented in the following table as of December 31 (in thousands):

	2004			2003
	W&R	LEC	W&R	LEC	W&R	LEC
Net capital	$25,183	$1,822	$3,103	$21,970	$1,697	$5,202
Required capital	4,481	164	119	5,761	118	122

Excess of required capital	20,702	1,658	2,984	16,209	1,579	5,080

Ratio of aggregate indebtedness to net capital	2.67 to 1.0	1.35 to 1.0	0.57 to 1.0	3.93 to 1.0	1.04 to 1.0	0.35 to 1.0

14.    Rental Expense and Lease Commitments

        We lease our home office buildings and certain sales and other office space under long-term operating leases. Rent expense was $17.0 million, $17.8 million, and $16.7 million, for the years ended December 31, 2004, 2003, and 2002, respectively. Future minimum rental commitments under non-cancelable operating leases for the years ended December 31 are as follows (in thousands):

2005	$16,043
2006	12,278
2007	8,564
2008	6,924
2009	5,818
Thereafter	23,029

$72,656

        New leases are expected to be executed as existing leases expire. Thus, future minimum lease commitments are not expected to be less than those in 2004.

        Total minimum future rental commitments have not been reduced by aggregate minimum sublease rentals of $2.8 million under operating leases due in the future under non-cancelable sub-leases.

15.    Related Party Transactions

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

16.    Contingencies

        The Company is involved from time to time in various legal proceedings and claims incident to the normal conduct of business. On October 28, 2003, the Company announced that it was recording a charge of $32.0 million ($21.5 million net of tax) to recognize liabilities for estimated damages and legal costs for both the third quarter of 2003 and future legal costs in connection with the United Investors Life Insurance Company ("UILIC") litigation as set forth under the headings "Alabama Proceedings" and "California Proceedings," the NASD Enforcement Action, and ongoing disputes with former sales personnel in our Advisors channel, including the Sawtelle Arbitration. In addition to legal costs incurred in the third quarter of 2003, this charge included estimated damages and future legal costs assuming these matters are resolved in a manner that is unfavorable after exhausting all reasonable legal remedies. As an estimate, it is possible that the ultimate amount of damages and legal costs could be higher or lower than the Company's recorded liability. As a result, any changes could have a material effect on the results of operations in a particular quarter or year as the Company evaluates this liability in future periods.

NASD Enforcement Action

        As previously disclosed, the Company received notification from the staff of the Enforcement Department of NASD Regulation (NASD) indicating that the staff was considering recommending the NASD bring an action against the Company and certain of its current and former officers alleging possible violations of NASD rules and regulations relating to the exchange of certain UILIC variable annuity policies for Nationwide variable annuity policies from January 2001 through August 2002. These alleged violations included questioning the suitability of certain of these exchanges and the adequacy of the Company's supervisory systems in place at the time of these exchanges. This notification stems from a sales practice exam initiated by the NASD in April 2001 following the introduction of Nationwide products into the W&R system and the termination by UILIC of its distribution agreements with the Company.

        On January 14, 2004 the NASD commenced an enforcement action against the Company, one of its current officers and one of its retired officers relating to variable annuity exchanges (Disciplinary Proceeding No. CAF040002). In the complaint, the NASD has charged the Company with suitability and supervisory violations as well as a single books and records violation. The NASD is seeking an order imposing sanctions, including but not limited to disgorgement of the commissions generated on the exchanges, restitution of the loss to customers and a fine.

        The Company strenuously denies the NASD's allegations and plans to vigorously defend its sales practices and compliance procedures.

        In its complaint, the NASD claims that the Company recommended that its clients exchange 6,700 variable annuity policies for new policies from January 1, 2001 through August 30, 2002, without having a reasonable basis for concluding that the transactions were suitable, and that approximately 1,400 of the clients "were likely to lose money" from the exchanges according to its "quantitative analysis." The NASD complaint asserts that the 6,700 exchanges generated more than $37 million in commissions to the Company and cost its customers approximately $9.8 million in surrender charges.

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

        On February 12, 2004, the Company submitted an answer and requested a hearing. At the hearing, Waddell & Reed will be afforded an opportunity to present evidence supporting the propriety of its actions to a hearing panel of industry representatives. After the conclusion of the hearing, the NASD and the Company have the right to appeal the decision of the hearing panel to the National Adjudicatory Council. National Adjudicatory Council decisions may be appealed to the Securities and Exchange Commission and then to the federal courts. The hearing for this Disciplinary Proceeding is scheduled to commence in May 2005 in Kansas City, Missouri. Management is unable to predict when a ruling on this matter will occur.

        In the opinion of management, the ultimate resolution and outcome of this matter is uncertain. An ultimate resolution of this matter, or an adverse determination against the Company, could have a material adverse impact on the financial position and results of operations of the Company.

Sawtelle Arbitration

        As previously disclosed, a NASD Dispute Resolution Arbitration Panel (the Panel) entered an award of $27.6 million against the Company on August 7, 2001 (97-03642). The award was made upon the conclusion of an arbitration proceeding conducted in New York arising from a complaint by Stephen Sawtelle, a former Company financial advisor. In the arbitration, this advisor claimed that following his termination on February 10, 1997, the Company engaged in conduct that tortiously interfered with his prospective business relations and violated provisions of the Connecticut Unfair Trade Practices Act (CUTPA). The Panel found the Company liable and directed payment of approximately $1.8 million in compensatory damages, plus attorneys fees of $747,000. It also held that the Company had violated CUTPA and ordered the payment of punitive damages in the amount of $25.0 million. On August 8, 2001, the former advisor filed a petition with the Supreme Court of the State of New York, County of New York, seeking to confirm the award (115056/01). Shortly thereafter, the Company filed a motion to have the award vacated or modified.

        On or about June 3, 2002, the New York Supreme Court reduced the compensatory damage and attorneys fee award from $2.5 million to $1.8 million and confirmed the original punitive damage award of $25.0 million. The judgment was stayed with the posting of an appeal bond with the Court in the amount of $28.7 million backed by a letter of credit in the amount of $36 million, which in turn is collateralized by $42.7 million in commercial paper and investment securities.

        During 2002, we recorded a $2.0 million charge to general and administrative expense for the estimated cost of the payment of the compensatory damage and attorneys fees portion of the award.

        On February 11, 2003, the Appellate Division of the New York Supreme Court vacated the Panel's punitive damage award of $25.0 million and remanded the matter back to the Panel for reconsideration of the issue of punitive damages. The Court upheld the lower court's previous rulings on compensatory damages and attorneys' fees. The Company satisfied the outstanding judgment on these awards on February 25, 2003. On March 4, 2003, Mr. Sawtelle filed a Motion for Permission to Appeal the Appellate Division's February 11, 2003 order to the New York Court of Appeals. On March 5, 2003, Mr. Sawtelle petitioned the Panel for reconsideration of the issue of punitive damages. On May 13, 2003, the Panel heard arguments from both sides regarding the issue of punitive damages. On June 13, 2003, Mr. Sawtelle's Motion for Permission to Appeal was denied. On September 4, 2003 the Panel reinstated the $25 million dollar punitive damage award.

        On January 28, 2004, the New York Supreme Court reversed and vacated the $25 million punitive damages award. In addition, the Court ordered the appeal bond posted with the court to be released. Finally, the Court remanded the punitive damages question back to a new NASD panel for redetermination of the punitive damage award. Pursuant to the NASD arbitration procedure rules, this new NASD panel will be selected by both parties. Both parties will be able to argue their case for or against punitive damages based on the underlying factual record and findings established by the original panel. However, the Company is hopeful that the new panel will follow the legal reasoning regarding the limits of punitive damages established by the Appellate Division of the New York Supreme Court when it originally vacated the punitive damages award on February 11, 2003. Management is unable to predict when the new NASD panel will be appointed.

        On February 3, 2004 the New York Supreme Court denied Mr. Sawtelle's motion for reconsideration of the January 28, 2004 ruling. On February 26, 2004, Sawtelle filed his notice of appeal regarding the vacating of the punitive damage award of $25 million by the New York Supreme Court. This notice was filed with the Appellate Division of the New York Supreme Court who originally vacated the punitive damages award in 2003. The matter is scheduled to be heard by the Appellate Division in the second quarter of 2005. Management is unable to predict when a ruling on this matter will occur.

        In the opinion of management, the ultimate resolution and outcome of this matter is uncertain. An ultimate resolution of this matter, or an adverse determination against the Company, could have a material adverse impact on the financial position and results of operations of the Company.

        Additionally, the Company has brought an action, and moved for summary judgment, against the sureties who issued the original appeal bond in this case in the amount of $28.7 million. It is the Company's position that the appeal bond has been fully released and discharged, both pursuant to the terms of the appeal bond itself and the provisions of the New York Supreme Court's Order reversing the punitive damages award on January 28, 2004. Management is unable to predict when a ruling on this matter will occur.

Waddell & Reed Financial, Inc. vs. Torchmark Corporation

        Pursuant to the terms of the Separation Agreement and the Disaffiliation Agreement executed at the time of the spin-off of the Company from Torchmark, the Company and Torchmark agreed upon the parties' respective obligations and entitlements with respect to Kansas state income tax liabilities and refunds for original and amended tax returns filed and to be filed for the period 1993 through 1997 and a stub period for 1998 when the Company was a direct affiliate/subsidiary of Torchmark. The referenced tax returns were all filed by Torchmark on a combined basis with the Company using complex unitary filing rules for the tax years in question. The State of Kansas held the returns under audit for an extended period of time and determined that it would contest the basis on which the returns had been filed. Torchmark disputed the determination of the state tax examiners and contested the matter under the rules of the Kansas Department of Revenue.

        In April 2004, Torchmark entered into a Tax Settlement Agreement with the State of Kansas and finalized and closed the above referenced income tax returns. The tax returns were accepted, as filed, using the unitary filing status. Torchmark and its affiliates were determined to have no additional tax liabilities and received significant refunds of taxes that the Company had originally paid in to the State of Kansas. Following the completion of the Kansas Tax Settlement, Torchmark made demand on the Company and subsequently filed suit in Alabama state court for $7.8 million, representing the amounts, plus interest, that Torchmark alleged the Company's stand alone liability to the State of Kansas would have been but for the use of Torchmark's losses in the previously filed tax returns.

        In the fourth quarter of 2004, pursuant to the terms and conditions of the Disaffiliation Agreement, the Company obtained a stay of the Alabama suit pending resolution of an arbitration proceeding before the American Arbitration Association (Chicago, Illinois Re:51 181 Y 01836 04). In its Demand for Arbitration, the Company seeks a declaration from the Arbitrators that it is not liable to Torchmark for the amounts claimed by Torchmark. In addition, the Company seeks an arbitration award in its favor in respect of refunds received by Torchmark from the State of Kansas pursuant to the Tax Settlement Agreement.

        In the opinion of management, the ultimate resolution and outcome of this matter is uncertain. An ultimate resolution of the matter, or an adverse determination against the Company could have a material adverse impact on the financial position and results of operations of the Company.

  Alabama Proceedings

        As previously disclosed, the Company has been in litigation with UILIC in the Circuit Court of Jefferson County, Alabama (CV-002720) over the terms of a disputed compensation agreement executed in July 1999 by UILIC and the Company (the Letter Agreement) and the Company's customers' replacement of UILIC variable annuity policies with Nationwide variable annuity policies. More specifically, UILIC sought the return of all compensation pursuant to the Letter Agreement on all UILIC variable annuity policy assets under management sold by the Company's financial advisors and also sought damages against the Company for various causes of action including, among others, conversion, fraud, and tortious interference regarding the exchange of the variable annuity policies.

        On March 19, 2002, after the conclusion of a five-week trial, the jury in this case found for UILIC, awarding compensatory damages of $50 million. Jurors rejected UILIC's demand for punitive damages and the Company's demands for counterclaim damages. The jury did not allocate the compensatory damages between the two major causes of action—tortious interference and validity of the contract.

        On July 24, 2002 the Company filed its Notice of Appeal with the Alabama Supreme Court. The Notice of Appeal requested an appellate review of the jury's verdict and the finding of the Court regarding the Letter Agreement, including its previous ruling on basis point compensation that became effective on April 30, 2001. Oral arguments were heard on February 19, 2003. On April 18, 2003 the Alabama Supreme Court, in a 7-1 opinion, reversed the entire $50 million jury verdict. In its opinion, the Court found that UILIC's claims regarding the replacement of the variable annuity policies, namely, tortious interference, fraudulent suppression and promissory fraud were improperly submitted to the jury and that the trial court should have entered a judgment as a matter of law for the Company on these claims. As a result, those claims were not remanded back to the trial court for retrial and any claims that UILIC has regarding the loss of its annuity business in this case have been extinguished.

        Separately, the remaining claims, namely breach of contract, conversion, and fraudulent suppression regarding the development of a new product pursuant to the Letter Agreement were remanded back to the trial court for a new trial. In 2003, the Company returned to UILIC all basis point compensation collected by the Company pursuant to the Letter Agreement plus accrued interest. This amount was approximately $12.8 million, which was part of the charge recorded in 2003.

        The retrial in this matter commenced on March 1, 2004 and ended on March 17, 2004. The three claims remanded for new trial were conversion, breach of contract alleging diversion of funds and fraudulent suppression regarding product development. The breach of contract claim was dismissed at trial before reaching the jury. The jury returned a verdict in the Company's favor on the fraudulent suppression claim. The jury returned a verdict in favor of United Investors against the Company and two of its subsidiaries on the conversion claim in the amount of $15 million in punitive damages for each of the three defendants (for a total of $45 million). There was no award of any nominal or compensatory damages in favor of UILIC on the conversion claim. The trial court entered judgment on the verdict on March 19, 2004. The Company filed post-judgment motions with the trial court seeking, among other things, judgment as a matter of law in the Company's favor or, in the alternative, a new trial. Post-trial arguments occurred on June 25, 2004. The trial judge ruled against the Company on its post-trial motions. On August 24, 2004 the Company timely filed its notice of appeal with the Alabama Supreme Court. Concurrently, the Company and two of its subsidiaries posted a cash bond in an amount totaling $56.25 million in order to stay execution on the judgments while the appeal is pending. The Company and its subsidiaries intend to vigorously contest the jury verdict. Management believes that the jury verdict is not supported by the evidence or case law in Alabama. The matter will be fully briefed by all parties by the end of the first quarter 2005 with oral arguments before the Alabama Supreme Court anticipated to be heard before the end of calendar year 2005. Management is unable to predict when the Supreme Court will rule on the appeal.

        In the opinion of management, the ultimate resolution and outcome of this matter is uncertain. An ultimate resolution of this matter, or an adverse determination against the Company, could have a material impact on the financial statements of the Company. However, in the opinion of management, the size and nature of the judgment upon appeal, and its possible impact is unknown and not reasonably determinable; therefore, no liability has been recorded in the consolidated financial position and results of operations of Waddell & Reed Financial, Inc.

  California Proceedings

        In October 2001, UILIC sued the Company and its California financial advisors (collectively, the W&R Defendants) in the California Superior Court in and for the County of Los Angeles (hereafter, State Court) (BC25943). UILIC's complaint was based upon California Business and Professions Code Section 17200 et seq., and sought restitution of amounts received, an accounting, and the imposition of a constructive trust. In addition, as in the Alabama suit, UILIC also requested an injunction essentially preventing the replacement of UILIC variable annuity policies with Nationwide variable annuity policies by the Company's customers. In its pleadings, UILIC claimed that it is not seeking damages, restitution, or any remedy on its own behalf, but that the claim was brought on behalf of the general public and those persons who either currently own or previously owned variable annuity policies sold by the W&R Defendants. On November 9, 2001, the W&R Defendants removed the action to the United States District Court for the Central District of California (hereafter, Federal Court) (CV 01-09684 TJH). Thereafter, the W&R Defendants filed a motion to dismiss UILIC's complaint on the grounds that it is preempted by the Securities Litigation Uniform Standards Act of 1998 (SLUSA). SLUSA requires the dismissal of a covered state law class action that alleges an untrue, manipulative, or deceptive statement or omission in connection with the purchase or sale of a covered security. In July 2002, the Federal Court issued a one page minute order, without opinion, denying the motion to dismiss and, on its own motion, remanding the case back to State Court. Later that month, the W&R Defendants filed a Notice of Appeal with the United States Court of Appeals for the Ninth Circuit (the Ninth Circuit) from the Federal Court's Order. On February 23, 2004, the Ninth Circuit refused to exercise jurisdiction over the case, remanding the case back to state court.

        On April 5, 2004 the Company filed a Demurrer with the Superior Court of the State of California to have the original complaint dismissed on grounds that United Investors has failed to state sufficient facts to constitute causes of action under California law.

        On May 3, 2004 the Superior Court agreed with the Company's position, sustained the Demurrer without leave to amend, and dismissed the case in its entirety. United Investors has filed its notice to appeal the granting of the demurrer with the California Court of Appeals. Legal briefs regarding this appeal are due from both sides by the end of the first quarter of 2005. Management is unable to predict when the California Court of Appeals will rule on the appeal.

        In the opinion of management, the ultimate resolution and outcome of this matter is uncertain. An ultimate resolution of this matter, or an adverse determination against the Company, could have a material adverse impact on the financial position and results of operations of the Company. However, this possible impact is unknown and not reasonably determinable; therefore, no liability has been recorded in the consolidated financial statements of Waddell & Reed Financial, Inc.

SEC/New York Attorney General

        During the third quarter of 2003, the Company received a subpoena from the New York Attorney General's office and requests for information from the Securities and Exchange Commission in regard to their investigations of late trading and market-timing transactions within the mutual fund industry. The Company's efforts to resolve these matters with both offices are continuing. These requests, investigations, and discussions are ongoing and the Company is continuing to cooperate fully. In the opinion of management, the ultimate resolution and outcome of this matter is uncertain. An ultimate resolution of this matter, or an adverse determination against the Company, could have a material adverse impact on the financial position and results of operations of the Company. However, this possible impact is unknown and not reasonably determinable; therefore, no liability has been recorded in the consolidated financial statements of Waddell & Reed Financial, Inc.

Williams Excessive Fee Litigation

        On March 22, 2004, three individuals who purchased shares of certain registered investment companies (mutual funds) for which certain of the Company's subsidiaries provides services as either investment manager or distributor/underwriter, filed a derivative Complaint in the United States District Court for the Western District of Missouri, Central Division (Case No:04-4050-CV-C-SOW) on behalf of the mutual funds, alleging that the Company breached their fiduciary duties to the mutual funds by collecting excessive investment advisory and/or excessive 12b-1 fees in violation of the Investment Company Act of 1940. The damages sought are unspecified. This case is substantially similar, if not identical, to suits brought against other mutual fund complexes over the past year.

        The Company denies that any of its subsidiaries breached their fiduciary duties to the mutual funds at issue and believes that all fees collected were proper based upon the nature of the services rendered and were approved by the mutual funds' boards of directors in conformity with the requirements of the Investment Company Act of 1940.

        The Company has recently prevailed on its Motion to Transfer Venue from where the case was initially filed to the United States District Court for the District of Kansas (Case No:042561-CM). Trial is currently set for the fourth quarter of 2006.

        In the opinion of management, the ultimate resolution and outcome of this matter is uncertain. An ultimate resolution of this matter, or an adverse determination against the Company, could have a material adverse impact on the financial position and results of operations of the Company. However, this possible impact is unknown and not reasonably determinable; therefore, no liability has been recorded in the consolidated financial statements of Waddell & Reed Financial, Inc.

18. Selected Quarterly Information (Unaudited)

	Quarter
	First	Second	Third	Fourth
	(in thousands)
2004
Total revenues	$129,066	124,065	120,634	130,312
Net income	27,881	25,204	23,418	25,662
Earnings per share:
Basic	$0.35	0.31	0.29	0.32
Diluted	$0.34	0.31	0.29	0.31
	Quarter
	First		Second	Third		Fourth
	(in thousands)
2003
Total revenues	$104,468		109,901	112,749		124,064
Net income	1,600	*	22,266	2,341	**	28,058
Earnings per share:
Basic	$0.02	*	0.27	0.03	**	0.35
Diluted	$0.02	*	0.27	0.03	**	0.34

*
Includes first quarter 2003 charge of $27.1 million pre-tax ($17.2 million net of tax) for the stock option tender offer.

**
Includes third quarter 2003 charges of $32.0 million pre-tax ($21.5 million net of tax) for estimated damages and legal costs in connection with the UILIC litigation, the NASD sales practice exam and ongoing disputes with former sales personnel.

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
3.2	Amended and Restated Bylaws of the Company. Filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
4.1	Specimen of Class A Common Stock Certificate. Filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 and incorporated herein by reference.
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
10.4
Variable Products Distribution Agreement, dated as of December 12, 2003, by and among Minnesota Life Insurance Company, Securian Financial Services, Inc. and Waddell & Reed, Inc. and its affiliated insurance companies.
10.5
The Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, As amended and restated. Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.
10.6
First Amendment to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, As amended and restated. Filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
10.7
Second Amendment to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, As amended and restated. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.
10.8
Third Amendment to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, As amended and restated. Filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
10.9
Fourth Amendment to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, As amended and restated. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.

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
10.13
Third Amendment to the Waddell & Reed Financial, Inc. 1998 Non-Employee Director Stock Award Plan, as amended. Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.
10.14
The Waddell & Reed Financial, Inc. 1998 Executive Deferred Compensation Stock Option Plan, as amended and restated. Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.
10.15
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
10.17
Third Amendment to the Waddell & Reed Financial, Inc. 1998 Executive Deferred Compensation Stock Award Plan, As amended and restated. Filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
10.18
Fourth Amendment to the Waddell & Reed Financial, Inc. 1998 Executive Deferred Compensation Stock Award Plan, As amended and restated. Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.
10.19
Credit Agreement, as amended, dated as of October 12, 2001 by and among Waddell & Reed Financial, Inc., Lenders and The Chase Manhattan Bank. Filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
10.20
Termination and Replacement Agreement, dated as of October 11, 2002, by and among Waddell & Reed Financial, Inc., the Lenders and JPMorgan Chase Bank. Filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

10.21
Termination and Replacement Agreement, dated as of October 10, 2003, by and among Waddell & Reed Financial, Inc., the Lenders and JPMorgan Chase Bank.* Filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
10.22
Credit Agreement, dated as of October 8, 2004 by and among Waddell & Reed Financial, Inc., the Lenders and JPMorgan Chase Bank. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 8, 2004 and incorporated herein by reference.
10.23
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
10.25
The Waddell & Reed Financial, Inc. Supplemental Executive Retirement Plan. Filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.
10.26
The Waddell & Reed Financial, Inc. Supplemental Executive Retirement Plan, as amended and restated. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.
10.27
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
10.29
Second Amendment to the Waddell & Reed Financial, Inc. 2003 Executive Incentive Plan, as amended. Filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.
10.30
The Waddell & Reed Financial, Inc. 2003 Executive Incentive Plan, as amended and restated. Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.
10.31
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

10.33
Investment Management Agreement by and between the Ivy Funds and Waddell & Reed Investment Management Company. Filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
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
10.36
Form of Shareholder Servicing Agreement by and between each of the Advisors Funds or the Ivy Funds and Waddell & Reed Services Company. Filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
10.37
Form of Administrative and Shareholder Servicing Agreement by and between InvestEd and Waddell & Reed Services Company. Filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
10.38
Form of Underwriting Agreement by and between each of the Advisors Funds and Waddell & Reed, Inc. Filed as Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.
10.39
Form of Underwriting Agreement by and between the Ivy Funds and Waddell & Reed, Inc. Filed as Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.
10.40
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
10.42
Form of Distribution and Service Plan for Class A Shares by and between the Ivy Funds or InvestEd and Waddell & Reed, Inc. Filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
10.43
Form of Distribution and Service Plan for Class B Shares by and between each of the Advisors, the Ivy Funds, or InvestEd and Waddell & Reed, Inc. Filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
10.44
Form of Distribution and Service Plan for Class C Shares by and between each of the Advisors, the Ivy Funds, or InvestEd and Waddell & Reed, Inc. Filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

10.45
Distribution and Service Plan for Class Y Shares, adopted December 27, 1995 by and between the Ivy Funds and Waddell & Reed, Inc. Filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
10.46
Service Plan, adopted August 21, 1998 by and between the Target Funds and Waddell & Reed, Inc. Filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
10.47
Administrative Agreement, dated as of March 9, 2001, by and among W&R Insurance Agency, Inc., Waddell & Reed, Inc., BISYS Insurance Services, Inc. and Underwriters Equity Corp. Filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
10.48
Consulting Agreement, dated January 1, 2002, by and between Robert L. Hechler and Waddell & Reed, Inc. Filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
10.49
Form of Change of Control Employment Agreement, dated December 14, 2001, by and between Keith A. Tucker and Henry J. Herrmann and Waddell & Reed Financial, Inc. Filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
10.50
ISDA Master Agreement, dated as of March 12, 2002, by and between Waddell & Reed Financial, Inc. and JP Morgan Chase Bank. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.
10.51	Summary of Compensation Arrangements with Executive Officers of the Company.
10.52	Summary of Non-Employee Director Compensation. Filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated March 7, 2005 and incorporated herein by reference.
10.53
Form of Restricted Stock Award Agreement for awards pursuant to the Waddell & Reed Financial, Inc. 1998 Executive Deferred Compensation Stock Award, as amended and restated. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 7, 2005 and incorporated herein by reference.
10.54
Form of Restricted Stock Award Agreement for awards to Employees pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated. Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated March 7, 2005 and incorporated herein by reference.
10.55
Form of Restricted Stock Award Agreement for awards to Non-Employee Directors pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated. Filed as Exhibit 10.4 to the Company's Current Report on Form 8-K dated March 7, 2005 and incorporated herein by reference.

10.56
Form of Restricted Stock Award Agreement for awards pursuant to the Waddell & Reed Financial, Inc. 1998 Non-Employee Director Stock Award Plan, as amended. Filed as Exhibit 10.5 to the Company's Current Report on Form 8-K dated March 7, 2005 and incorporated herein by reference.
10.57
2005 Performance Goals established pursuant to the Company 2003 Executive Incentive Plan, as amended. Filed as Exhibit 10.6 to the Company's Current Report on Form 8-K dated March 7, 2005 and incorporated herein by reference.
11	Statement regarding computation of per share earnings.
21	Subsidiaries of the Company.
23	Consent of KPMG LLP.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1	Section 1350 Certification of the Chief Executive Officer.
32.2	Section 1350 Certification of the Chief Financial Officer.
99.1	2004 Annual Report as posted on the Waddell & Reed Financial, Inc. website.

*
The registrant agrees to furnish a copy of any omitted exhibit or schedule to the Commission upon request.

QuickLinks

INDEX TO ANNUAL REPORT ON FORM 10–K
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
  ITEM 9B. Other Information.
PART III
  ITEM 10. Directors and Executive Officers of the Registrant
  ITEM 11. Executive Compensation
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  ITEM 13. Certain Relationships and Related Transactions
  ITEM 14. Principal Accountant Fees and Services
PART IV
  ITEM 15. Exhibits, Financial Statement Schedules
SIGNATURES
WADDELL & REED FINANCIAL, INC. Index to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
WADDELL & REED FINANCIAL, INC. CONSOLIDATED BALANCE SHEETS December 31, 2004 and 2003
WADDELL & REED FINANCIAL, INC. CONSOLIDATED STATEMENTS OF INCOME Years ended December 31, 2004, 2003 and 2002
WADDELL & REED FINANCIAL, INC. STATEMENTS OF STOCKHOLDERS' EQUITY Years ended December 31, 2004, 2003 and 2002 (in thousands)
WADDELL & REED FINANCIAL, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Years ended December 31, 2004, 2003 and 2002
WADDELL & REED FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS Years ended December 31, 2004, 2003 and 2002
WADDELL & REED FINANCIAL INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2004, 2003, and 2002
Index to Exhibits