Form 10-Q
period 2005-03-31
WADDELL & REED FINANCIAL INC
filed 2005-04-26
CIK 1052100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes ☒  No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

Shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:

Class	Outstanding as of April 22, 2005
Class A common stock, $.01 par value	83,656,501

Waddell & Reed Financial, Inc.

Form 10-Q

Quarter Ended March 31, 2005

Index
Part I.		Financial Information

	Item 1.	Financial Statements

Consolidated Balance Sheets at
March 31, 2005 and December 31, 2004

Consolidated Statements of Income
for the three months ended
March 31, 2005 and March 31, 2004

Consolidated Statements of Comprehensive
Income for the three months ended
March 31, 2005 and March 31, 2004

Consolidated Statements of Stockholders' Equity
for the three months ended March 31, 2005
,
Consolidated Statements of Cash Flows for
the three months ended March 31, 2005
and March 31, 2004

Notes to Unaudited Consolidated Financial Statements

	Item 2.	Management's Discussion and Analysis of Financial

Condition and Results of Operations

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Item 4.

Controls and Procedures

Part II.		Other Information

	Item 1.	Legal Proceedings

	Item 2.	Changes in Securities, Use of Proceeds, and Issuer Purchases
of Equity Securities

Item 5.

Other Information

Item 6.

Exhibits and Reports on Form 8-K

Signatures

ITEM 1.  FINANCIAL STATEMENTS

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	March 31,	December 31,
Assets	2005	2004
	(unaudited)
Assets:
Cash and cash equivalents	$82,557	83,900
Investment securities	115,180	125,275
Receivables:
Funds and separate accounts	27,986	24,751
Customers and other	35,654	38,651
Deferred income taxes	34	24
Prepaid expenses and other current assets	6,266	6,469

Total current assets	267,677	279,070

Property and equipment, net	53,990	54,429
Deferred sales commissions, net	16,046	15,029
Goodwill	195,309	195,309
Intangible assets	54,999	54,984
Other assets	20,024	21,086

Total assets	$608,045	619,907

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$46,044	56,744
Accrued sales force compensation	13,963	13,035
Accrued other compensation	8,717	10,767
Short-term notes payable	225,069	35,000
Income taxes payable	17,380	8,210
Other current liabilities	34,497	38,761

Total current liabilities	345,670	162,517

Long-term debt	—	202,899
Accrued pensions and post retirement costs	17,779	15,899
Deferred income taxes	12,859	13,438
Other	6,365	6,277

Total liabilities	382,673	401,030

Stockholders' equity :
Common stock - $0.01 par value: 250,000 shares authorized; 99,701 shares issued; 82,544 shares outstanding (82,798 at December 31, 2004)	997	997
Additional paid-in capital	236,347	236,313
Retained earnings	393,519	383,155
Deferred compensation	(29,349)	(31,400)
Cost of 17,157 common shares in treasury (16,903 at December 31, 2004)	(370,994)	(365,892)
Accumulated other comprehensive income	(5,148)	(4,296)

Total stockholders' equity	225,372	218,877

Total liabilities and stockholders' equity	$608,045	619,907

See accompanying notes to unaudited consolidated financial statements

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited, in thousands, except for per share data)

	For the three months
	ended March 31,
	2005	2004

Revenues:
Investment management fees	$63,582	60,296
Underwriting and distribution fees	47,081	49,803
Shareholder service fees	19,810	18,967

Total revenues	130,473	129,066

Operating expenses:
Underwriting and distribution	54,025	51,759
Compensation and related costs	19,819	18,252
Equity compensation	2,790	1,240
Subadvisory fees	3,521	1,181
General and administrative	10,234	9,487
Depreciation	2,376	2,228

Total operating expenses	92,765	84,147

Operating income	37,708	44,919

Investment and other income	1,364	604
Interest expense	(3,254)	(2,310)

Income before provision for income taxes	35,818	43,213

Provision for income taxes	13,068	15,332

Net income	$22,750	27,881

Net income per share:
- Basic	$0.28	0.35
- Diluted	$0.28	0.34

Weighted average shares outstanding:
- Basic	80,920	80,682
- Diluted	82,106	82,245

Dividends declared per common share	$0.1500	0.1500

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	For the three months
	ended March 31,
	2005	2004

Net income	$22,750	27,881
Other comprehensive income:
Net unrealized appreciation (depreciation) of investments during the period, net of income taxes of $(119) and $323, respecively	(204)	720
Reclassification adjustment for amounts included in net income, net of income taxes of $(381) and $0	(648)	—

Comprehensive income	$21,898	28,601

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of  Stockholders’ Equity

For the Three Months Ended March 31, 2005

(Unaudited, in thousands)

							Accumulated
			Additional				other	Total
	Common stock		paid-in	Retained	Deferred	Treasury	comprehensive	stockholders’
	Shares	Amount	capital	earnings	compensation	stock	income	equity

Balance at December 31, 2004	99,701	$997	$236,313	$383,155	$(31,400)	$(365,892)	$(4,296)	$218,877
					—	—	—
Net income	—	—	—	22,750	—	—	—	22,750
Recognition of equity compensation	—	—	(42)	—	2,832	—	—	2,790
Issuance of restricted shares and other	—	—	72	—	(781)	709	—	—
Dividends accrued	—	—	—	(12,386)	—	—	—	(12,386)
Exercise of stock options	—	—	(286)	—	—	1,124	—	838
Tax benefit from equity awards	—	—	290	—	—	—	—	290
Other stock transactions	—	—	—	—		(938)	—	(938)
Treasury stock purchases	—	—	—	—		(5,997)	—	(5,997)
Reclassification for amounts included in net income	—	—	—	—	—	—	(648)	(648)
Unrealized loss on investment securities	—	—	—	—	—	—	(204)	(204)
Balance at March 31, 2005	99,701	$997	$236,347	$393,519	$(29,349)	$(370,994)	$(5,148)	$225,372

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the three months
	ended March 31,
	2005	2004

Cash flows from operating activities:
Net income	$22,750	27,881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,758	2,657
Recognition of deferred compensation	2,790	1,240
Gain on sale of available-for-sale investments	(1,029)	—
Net purchases and sales of trading securities	28	—
Loss on trading securities	159	—
Loss on sale and retirement of fixed assets	42	24
Capital gains and dividends reinvested	(32)	(33)
Deferred income taxes	(89)	(1,430)
Changes in assets and liabilities:
Receivables from funds and separate accounts	(3,235)	2,005
Other receivables	3,925	3,025
Other assets	(1,693)	(315)
Accounts payable	(11,484)	(6,368)
Other liabilities	6,080	2,959

Net cash provided by operating activities	20,970	31,645

Cash flows from investing activities:
Purchases of available-for-sale investment securities	—	(1,103)
Proceeds from sales of available-for-sale investment securities	7,819	—
Proceeds from maturity of available-for-sale investment securities	599	293
Additions to property and equipment	(1,979)	(1,423)
Cash paid for acquisitions	(15)	—

Net cash provided by (used in) investing activities	6,424	(2,233)

Cash flows from financing activities:
Net short-term borrowings (repayments)	(11,000)	25,000
Cash dividends	(12,424)	(12,392)
Purchase of treasury stock	(5,213)	(21,766)
Exercise of stock options	838	3,746
Other stock transactions	(938)	—

Net cash used in financing activities	(28,737)	(5,412)

Net increase (decrease) in cash and cash equivalents	(1,343)	24,000

Cash and cash equivalents at beginning of period	83,900	71,466

Cash and cash equivalents at end of period	$82,557	95,466

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.              The Company and Significant Accounting Policies

        Waddell & Reed Financial, Inc. and Subsidiaries

        Waddell & Reed Financial, Inc. and subsidiaries (hereinafter referred to as the “Company,” “we,” “us,” or “our”) derive revenues primarily from investment management, investment product underwriting and distribution, and shareholder services administration provided to the Waddell & Reed Advisors Group of Mutual Funds (the “Advisors Funds”), W&R Target Funds, Inc. (the “Target Funds”), Ivy Funds, Inc. and the Ivy Funds portfolios (collectively, the “Ivy Funds”), and Waddell & Reed InvestEd Portfolios, Inc. (“InvestEd”) (collectively, the “Funds”), and institutional and separately managed accounts.  The Funds and the institutional and separately managed accounts operate under various rules and regulations set forth by the United States Securities and Exchange Commission (the “SEC”). Services to the Funds are provided under contracts that set forth the fees to be charged for these services. The majority of these contracts are subject to annual review and approval by each Fund's board of directors/trustees and shareholders. Our revenues are largely dependent on the total value and composition of assets under management, which include mainly domestic equity securities, but also include debt securities and international equities.  Accordingly, fluctuations in financial markets and composition of assets under management impact revenues and results of operations.

        Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements included herein pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to enable a reasonable understanding of the information presented.  The information in this Quarterly Report on Form 10-Q should be read in conjunction with Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004. Certain amounts in the prior years' financial statements may have been reclassified for consistent presentation.

The accompanying unaudited consolidated financial statements have been prepared consistently with the accounting policies described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004, which include use of estimates, disclosures about fair value of financial instruments, investment securities and investments in affiliated mutual funds, property and equipment, software developed for internal use, goodwill and intangible assets, deferred sales commissions, revenue recognition, advertising and promotion, stock-based compensation, income taxes, derivatives and hedging activities, and litigation contingencies.

In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only a normal and recurring nature) necessary to present fairly our financial position at March 31, 2005 and December 31, 2004 and the results of operations and cash flows for the three months ended March 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States.

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

Rule 12b-1 service and distribution fees are received predominantly from the Advisors Funds Class A shares under a sales and servicing reimbursement plan agreement, which allows reimbursement to us from the Advisors Funds Class A shares for certain Rule 12b-1 eligible expenses, not to exceed a maximum of 25 basis points of average daily net assets under management. Rule 12b-1 service and distribution fees are collected for costs related to the distribution and servicing of mutual fund shares such as sales commissions paid to financial advisors, advertising, sales brochures and costs for providing ongoing services for the mutual fund shareholders. We recognize the reimbursement paid by the Advisors Funds Class A shares monthly as a reduction to Rule 12b-1 eligible expenses paid by us on the mutual fund's behalf. We also have a compensatory Rule 12b-1 service and/or distribution plan for the Funds, excluding Advisors Funds Class A shares, which is recorded in a similar manner. Total Rule 12b-1 fees from the Funds recorded as an offset against related underwriting and distribution expenses were $20.4 million and $16.5 million for the quarters ended March 31, 2005 and 2004, respectively.

We also recognize certain distribution revenues monthly on certain types of investment products, primarily variable annuity products, which are generally calculated based on average daily net assets under management.

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

	Three months ended March 31,

	2005	2004
	(in thousands, except per share data)

Net income, as reported	$22,750	27,881
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(188)	(624)

Pro forma net income	$22,562	27,257

Basic earnings per share
As reported	$0.28	0.35
Pro forma	$0.28	0.34
Diluted earnings per share
As reported	$0.28	0.34
Pro forma	$0.27	0.33

The weighted-average fair value of each stock option included in the preceding pro forma amounts was estimated using a Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options.

The Company's Board of Directors approved grants of restricted shares of the Company's Class A common stock in lieu of stock options beginning in 2002.  As of March 31, 2005, a total of 1,745,977 shares of unvested restricted stock were outstanding.  On April 2, 2005, we granted an additional 1,107,533 shares of restricted stock to employees with a fair market value of $19.75 per share under the Company's 1998 Stock Incentive Plan, as amended and restated, (the “SIP”).  Based on the market value of these restricted shares on the grant date, we will record additional deferred compensation totaling $21.9 million during the second quarter of 2005.  Grants of restricted stock are valued on the date of grant and have no purchase price.  The grants are expensed using the straight-line method over a four year vesting period.  Grants of restricted stock vest over four years in one-third increments annually beginning on the second anniversary of the grant date.  Depending on the circumstances of termination, unvested shares of restricted stock may be forfeited upon the termination of employment with the Company.  Except for restrictions placed on the transferability of the restricted stock, holders of restricted stock have full stockholders rights during the term of restriction, including voting rights and the right to receive cash dividends.

2.              Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and short-term investments.  We consider all highly liquid investments with original or remaining maturities of 90 days or less at the date of purchase to be cash equivalents.  Cash and cash equivalents at March 31, 2005 and December 31, 2004 include amounts of $20.3 million and $22.6 million, respectively, for the benefit of customers in compliance with applicable securities industry regulations.  Substantially all cash balances are in excess of federal deposit insurance limits.

As collateral for performance of our obligations to a bank under a letter of credit, we have pledged a portion of our commercial paper holdings with a combined market value of $22.1 million and $21.5 million at March 31, 2005 and December 31, 2004, respectively.

3.              Fair Value Hedge

On March 12, 2002, our $200.0 million 7.5% fixed rate senior notes maturing in January 2006 (the “Notes”) were effectively converted to variable rate debt by entering into an interest rate swap agreement.

The difference in floating rate interest paid and 7.5% fixed rate interest received is recorded as an adjustment to interest expense during the period that the related debt is outstanding.  As short-term interest rates fall, our interest expense declines and vice versa.  As of March 31, 2005, the floating rate being paid was 5.32%.  The change in the fair value of the swap is recorded on the consolidated balance sheet by adjusting the carrying amounts of the Notes by an offsetting amount for the swap.

In the first quarter of 2005, we reclassified the Notes from long-term debt to short-term debt due to their scheduled maturity within the next twelve months.  We are exploring alternatives for the refinancing of our Notes due in January 2006.  While we believe that we should be able to refinance these notes on acceptable terms prior to their maturity, there can be no assurance that we will be able to do so.

Under Statement of Financial Accounting Standards No. 133 (“SFAS 133”) “Accounting for Derivative Instruments and Hedging Activities,” we account for the swap as a fair value hedge of the Notes.  This swap is considered 100% effective in hedging the changes in the fair value of the Notes arising from changes in interest rates, and accordingly, there has been no impact on earnings resulting from any ineffectiveness associated with this transaction.  As a result of the hedge, the Company realized interest expense savings of approximately $1.2 million and $2.0 million for the three months ended March 31, 2005 and 2004, respectively.  As of March 31, 2005, we have recorded a cumulative increase in “Other assets” of $1.4 million to reflect the fair value of the swap and a cumulative increase in “Short term notes payable” of $1.4 million to reflect the fair value of the Notes.  As of December 31, 2004, we recorded a cumulative increase in “Other assets” of $3.4 million to reflect the fair value of the swap and a cumulative increase in “Long-term debt” of $3.4 million to reflect the fair value of the Notes.

4.     Investments

Investments are as follows (in thousands):

	Market Value
	March 31, 2005	December 31, 2004
Available-for-sale securities:
United States government-backed mortgage securities	$288	315
Municipal bonds	16,856	17,415
Certificates of deposit	57,102	56,753
Corporate bonds	4,835	5,067
Affiliated mutual funds	26,504	35,964
	105,585	115,514

Trading securities:
Affiliated mutual funds	9,595	9,761

Total investments	$115,180	125,275

        Certain information related to our available-for-sale securities is as follows (in thousands):

	March 31,	December 31,
	2005	2004
Cost - available-for-sale securities	$99,702	108,278
Gross unrealized gains	6,677	8,128
Gross unrealized losses	(794)	(892)

Market value - available-for-sale securities	$105,585	115,514

        Effective June 30, 2004, the Company began matching investments to the funding obligations created by our deferred compensation plans.  These plans allow employees to choose investment vehicles, which are primarily Company sponsored mutual funds.  Gross sales and purchases of trading securities for the three months ended March 31, 2005 were $424 thousand and $396 thousand, respectively.

The Company’s $57.1 million investment in certificates of deposit is restricted.  In addition, investment securities, which exclude cash and cash equivalents, with a combined market value of $20.6 million at March 31, 2005 and $21.2 million at December 31, 2004 are restricted or pledged as collateral for performance of our obligations to a bank under a letter of credit pending the outcome of legal matters. Refer to Note 8 “Contingencies” for more information on the legal proceedings requiring the restrictions.

A summary of debt securities and mutual funds with market values below carrying values at March 31, 2005 is as follows:

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized (losses)	Fair value	Unrealized (losses)	Fair value	Unrealized (losses)
	(in thousands)

Municipal bonds	$494	(3)	5,404	(584)	5,898	(587)
Corporate bonds	—	—	1,081	(206)	1,081	(206)
Mutual funds	63	(1)	—	—	63	(1)
Total temporarily impaired securities	$557	(4)	6,485	(790)	7,042	(794)

We assess the carrying value of investments in debt and equity securities each quarter to determine whether an other than temporary decline in market value exists.  We consider factors affecting the issuer, the industry the issuer operates in, general market trends including interest rates, and our ability and intent to hold an investment until it has recovered. Consideration is given to the length of time an investment's market value has been below carrying value and prospects for recovery to carrying value. At March 31, 2005, we had three municipal securities and one asset-backed security with market values below their carrying values.  Three of the four securities have maturities that exceed ten years, while the fourth security, a municipal bond, has a maturity that exceeds nine years. Based upon our assessment of these bonds and our history of holding bonds until maturity, we determined that a write-down was not appropriate at this time.

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

The components of basic and diluted earnings per share were as follows:

	Three months ended
	March 31,
	2005	2004
	(in thousands, except per share data)

Net income	$22,750	27,881

Weighted average shares outstanding - basic	80,920	80,682
Dilutive potential shares from stock options and restricted stock awards	1,186	1,563
Weighted average shares outstanding - diluted	82,106	82,245

Earnings per share:
Basic	$0.28	0.35
Diluted	$0.28	0.34

Anti-dilutive Securities

Anti-dilutive potential common shares resulting from options to purchase shares of common stock that were excluded from the diluted earnings per share calculation were 2.83 million and 2.40 million for the quarters ended March 31, 2005 and 2004, respectively. Anti-dilutive shares of unvested restricted stock in the amount of 33,466 shares and 1,229 shares for the quarters ended March 31, 2005 and 2004, respectively, were excluded from the diluted earnings per share calculation.

Dividends

On March 1, 2005 our Board of Directors approved a dividend in the amount of $0.15 per share to stockholders of record as of April 8, 2005 to be paid on May 2, 2005.  The total dividend to be paid is approximately $12.4 million.

Common Stock Repurchases

Our Board of Directors has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in our stock based compensation programs. Common shares repurchased on the open market for the quarters ended March 31, 2005 and 2004 were 292,600 shares and 865,900 shares, respectively.

6.     Goodwill and Identifiable Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the tangible assets and identifiable intangible assets of an acquired business.  At March 31, 2005 and December 31, 2004, gross goodwill was $234.0 million and accumulated amortization was $38.6 million.  There were no changes to the carrying amount of goodwill during the first quarter of 2005.  Our goodwill is not deductible for tax purposes.

Identifiable Intangible Assets

Identifiable intangible assets (all considered indefinite lived) are summarized as follows:

	March 31,	December 31,
	2005	2004
	(in thousands)

Unamortized intangible assets:
Mutual fund management advisory contracts	$38,699	38,684
Subadvisory management contracts	16,300	16,300

Total	$54,999	54,984

7.     Pension Plan and Postretirement Benefits Other Than Pension

We provide a non-contributory retirement plan that covers substantially all employees of the Company and certain vested former employees of Torchmark Corporation (our former parent company).  Benefits payable under the plan are based on years of service and compensation during the final ten years of employment.  We also sponsor an unfunded defined benefit postretirement medical plan that covers substantially all employees of the Company including our financial advisors and retirement advisors of the Legend group of subsidiaries (“Legend”).  This medical plan is contributory with retiree contributions adjusted annually.  The following table presents the components of net periodic benefit cost related to these plans for the three months ended March 31, 2005 and 2004.

			Other
	Pension Benefits		Postretirement Benefits
	Three months ended March 31,		Three months ended March 31,
	2005	2004	2005	2004
	(in thousands)
Components of net periodic benefit cost:
Service cost	$1,365	1,270	105	118
Interest cost	1,170	1,099	77	85
Expected return on plan assets	(1,385)	(1,300)	—	—
Actuarial loss amortization	304	144	22	43
Prior service cost amortization	109	109	6	6
Transition obligation amortization	1	1	—	—

Net periodic benefit cost	$1,564	1,323	210	252

        As disclosed in our financial statements for the year ended December 31, 2004, we anticipate that our contribution to the pension plan for 2005 will range from $0 to $10 million.  During the quarter ending March 31, 2005, we did not make a contribution to the pension plan.

8.     Contingencies

The Company and/or certain of our subsidiaries are involved from time to time in various legal proceedings and claims incident to the normal conduct of business. On October 28, 2003, the Company announced that it was recording a charge of $32.0 million ($21.5 million net of tax) to recognize liabilities for estimated damages and legal costs for both the third quarter of 2003 and future legal costs in connection with the United Investors Life Insurance Company (“UILIC”) litigation as set forth under the headings “Alabama Proceedings” and “California Proceedings,” the NASD Enforcement Action, and ongoing disputes with former sales personnel in our Advisors channel, including the Sawtelle Arbitration.  In addition to legal costs incurred in the third quarter of 2003, this charge included estimated damages and future legal costs assuming these matters are resolved in a manner that is unfavorable after exhausting all reasonable legal remedies.  As an estimate, it is possible that the ultimate amount of damages and legal costs could be higher or lower than the Company's recorded liability.  As a result, any changes could have a material effect on the results of operations in a particular quarter or year as the Company evaluates this liability in future periods.

NASD Enforcement Action

See Note 16 of the Notes to Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 for a description and discussion of this litigation and its possible impact on the financial position and results of operations of the Company. There were no material developments in this matter since the filing of the above referenced Form 10-K.

Sawtelle Arbitration

See Note 16 of the Notes to Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 for a description and discussion of this litigation and its possible impact on the financial position and results of operations of the Company. There were no material developments in this matter since the filing of the above referenced Form 10-K.

Waddell & Reed Financial, Inc. vs. Torchmark Corporation

See Note 16 of the Notes to Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 for a description and discussion of this litigation and its possible impact on the financial position and results of operations of the Company. There were no material developments in this matter since the filing of the above referenced Form 10-K.

Alabama Proceedings

See Note 16 of the Notes to Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 for a description and discussion of this litigation and its possible impact on the financial position and results of operations of the Company. There were no material developments in this matter since the filing of the above referenced Form 10-K.

California Proceedings

See Note 16 of the Notes to Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 for a description and discussion of this litigation and its possible impact on the financial position and results of operations of the Company. There were no material developments in this matter since the filing of the above referenced Form 10-K.

SEC/New York Attorney General

See Note 16 of the Notes to Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 for a description and discussion of this litigation and its possible impact on the financial position and results of operations of the Company. There were no material developments in this matter since the filing of the above referenced Form 10-K.

Williams Excessive Fee Litigation

See Note 16 of the Notes to Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 for a description and discussion of this litigation and its possible impact on the financial position and results of operations of the Company. There were no material developments in this matter since the filing of the above referenced Form 10-K.

9.     Subsequent Event

On April 25, 2005, the Compensation Committee of the Board of Directors approved the acceleration of vesting of all unvested options to purchase common stock of the Company that were outstanding as of that date.  This action resulted in the accelerated vesting of options to purchase 624,267 shares of common stock of the Company.  Of these options, 447,497 were “in-the-money” options having an exercise price less than the then current market price of the Company's common stock and a weighted average exercise price of $13.90 per share.  While early vesting of in-the-money options triggers remeasurement of compensation cost under current accounting standards, the Company anticipates that all in-the-money option holders will remain employed with the Company throughout the original vesting term of such options, and therefore, in accordance with existing accounting standards, no expense will be recorded for these options, unless option holders are able to exercise an option that would have expired unexercisable pursuant to its original terms.  Pro forma disclosures in the footnotes to the consolidated financial statements will include the impact of early vesting of options in the second quarter of 2005 and will result in an approximate $1.9 million pre-tax charge to pro forma earnings.

In order to limit unintended personal benefits to directors and executive officers receiving accelerated vesting of options, the Compensation Committee required that each such director and executive officer agree not to dispose of any shares of common stock obtained upon exercise of the accelerated options until such time as the options would otherwise have vested, other than dispositions of stock in payment for the exercise price of options and associated taxes, if any.

The Company is accelerating these options because it believes it is in the best interest of the stockholders to reduce future compensation expense that the Company would otherwise be required to report in its income statement upon adoption of Statement of Financial Accounting Standards No. 123, “Share-Based Payment, (revised 2004)” (“SFAS No. 123R”) in the first quarter of 2006.  SFAS No. 123R will require that compensation expense associated with stock options be recognized in the Company’s income statement, rather than as pro forma disclosures in the footnotes to the consolidated financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future.  All statements, other than statements of historical fact included in this Form 10-Q regarding our financial position, business strategy and other plans and objectives for future operations are forward-looking statements.  All forward-looking statements included in this Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update such forward-looking statements, whether as a result of new information, future events or otherwise.  Although we believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct or that we will take any actions that may presently be planned and neither us nor any other person will be responsible for the accuracy or completeness of any such forward-looking statements.  Certain important factors that could cause actual results to differ materially from our expectations are disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2004, which include, without limitation, a risk that the expected benefits from the expansion of our distribution channels may not be as beneficial as expected, the adverse effect from a decline in securities markets or if our products' performance declines, failure to renew investment management agreements, our ability to retain key personnel and financial advisors, adverse results of litigation and/or arbitration judgments or settlements, acts of terrorism and/or war, competition, changes in government regulation, availability and terms of capital, regulatory enforcement actions or settlements, less favorable economic and market conditions, including our cost to finance the Company, and other risks as set out in the reports filed by us with the Securities and Exchange Commission.   Should one or more of these risks materialize or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.  All subsequent written or oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by such factors.

        The information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Form 10-Q and the audited financial statements and notes thereto in our 2004 Annual Report on Form 10-K, as well as a more detailed explanation of risk factors at the end of this Item 2 under the heading entitled “Forward Looking Information.”

Overview

        The Company's earnings and cash flows are heavily dependent on financial market conditions.  Significant increases or decreases in the various securities markets, particularly equity markets, can have a material impact on the Company's results of operations, financial condition and cash flows.  We derive our revenues primarily from providing investment management, investment product underwriting and distribution, and administrative services to the Funds and institutional and separately managed accounts.  Investment management fees, our most substantial source of revenues, are based on the amount of average assets under management and are affected by sales levels, financial market conditions, redemptions, and the composition of assets.  Underwriting and distribution revenues, another substantial source of revenues, consist of sales charges and commissions derived from sales of investment and insurance products, distribution fees on certain variable products and mutual fund share classes, and fees earned on fee-based asset allocation products, as well as advisory services.  The products sold have various commission structures and the revenues received from sales of products vary based on the type and amount sold.  Our products are distributed through either our proprietary sales force of registered financial advisors (the “Advisors channel”) or non-proprietary distribution methods including other broker-dealers, other registered investment advisors (including the Legend retirement advisors), and 401(k) platforms (the “Wholesale channel”).  Rule 12b-1 distribution fees earned for distributing certain mutual fund shares are based upon a percentage of assets and fluctuate based on sales, redemptions, and financial market conditions.  Shareholder service fees include transfer agency fees, custodian fees for retirement plan accounts, and portfolio accounting fees.

Company Developments

In the first quarter of 2005, the Company implemented changes to the leadership of the Advisors channel to invigorate sales growth.  A new National Sales Manager and Associate National Sales Manager were appointed, both of whom were former Regional Vice Presidents and have been with us for 10 years and 19 years, respectively.  Throughout their careers, each has established a proven track record in sales management.  In conjunction with these appointments, our Chief Marketing Officer has assumed additional responsibility for all retail mutual fund sales, adding proprietary distribution through the Advisors channel to his existing responsibilities for marketing and sales through the Wholesale channel.

Recent Accounting Developments

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, “Share-Based Payment, (revised 2004)” (“SFAS No. 123R”). SFAS No. 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, normally the vesting period. This revised statement allows entities to restate previously issued financial statements or adopt the provisions on a prospective basis. The provisions of SFAS No. 123R are effective for our 2006 fiscal year beginning January 1, 2006. We will continue to apply the accounting provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for our stock-based compensation plans until the effective date of SFAS No. 123R.

On April 25, 2005, the Compensation Committee of the Board of Directors approved the acceleration of vesting of all unvested options to purchase common stock of the Company that were outstanding as of that date.  This action resulted in the accelerated vesting of options to purchase 624,267 shares of common stock of the Company.  Of these options, 447,497 were “in-the-money” options having an exercise price less than the then current market price of the Company's common stock and a weighted average exercise price of $13.90 per share.  While early vesting of in-the-money options triggers remeasurement of compensation cost under current accounting standards, the Company anticipates that all in-the-money option holders will remain employed with the Company throughout the original vesting term of such options, and therefore, in accordance with existing accounting standards, no expense will be recorded for these options, unless option holders are able to exercise an option that would have expired unexercisable pursuant to its original terms.  Pro forma disclosures in the footnotes to the consolidated financial statements will include the impact of early vesting of options in the second quarter of 2005 and will result in an approximate $1.9 million pre-tax charge to pro forma earnings.

In order to limit unintended personal benefits to directors and executive officers receiving accelerated vesting of options, the Compensation Committee required that each such director and executive officer agree not to dispose of any shares of common stock obtained upon exercise of the accelerated options until such time as the options would otherwise have vested, other than dispositions of stock in payment for the exercise price of options and associated taxes, if any.

The Company is accelerating these options because it believes it is in the best interest of the stockholders to reduce future compensation expense that the Company would otherwise be required to report in its income statement upon adoption of SFAS No. 123R in the first quarter of 2006.  SFAS 123R will require that compensation expense associated with stock options be recognized in the Company’s income statement, rather than as pro forma disclosures in the footnotes to the consolidated financial statements.

Results of Operations – Three Months Ended March 31, 2005 as Compared with Three Months Ended March 31, 2004

Net Income

The Company reported net income of $22.8 million, or $0.28 per diluted share, in the first quarter of 2005 compared to net income of $27.9 million, or $0.34 per diluted share, in first quarter of 2004.  A discussion of the various components of net income follows.

Investment Management Fee Revenues

Investment management fee revenues were $63.6 million, an increase of $3.3 million, or 5%, from last year's first quarter.  Total average assets under management for the current quarter were $38.4 billion compared to $37.0 billion for the first quarter of 2004, up 4%.

Revenues from management services provided to our retail mutual funds, which are distributed both through the Advisors channel and through non-proprietary distribution in the Wholesale channel, increased $3.4 million, or 7%, while the related retail average assets increased 5% to $29.9 billion.  Compared to last year’s first quarter, the average assets in the Ivy Funds family grew 58% to $4.6 billion due primarily to significant sales growth in the non-proprietary segment of the Wholesale channel.   The average assets in the Advisors Funds family contracted 3%, due in part to net asset outflows, some of which moved into the Ivy Funds family, and in part to market depreciation of assets.  The Ivy Funds family carries a slightly higher management fee rate; therefore, their significant growth in average assets resulted in a larger management fee increase for combined retail mutual funds than the increase to combined retail average assets.  Institutional and separate account business was flat compared with the first quarter of 2004.

The following table provides information regarding the composition of our average assets under management by asset class and distribution channel (in millions).

	First Quarter 2005
		Wholesale Channel
	Advisors Channel	Non-proprietary	Institutional	Total
Asset Class:
Equity	$20,355	4,480	7,837	$32,672
Fixed Income	3,992	324	638	4,954
Money Market	694	53	—	747
Total	$25,041	4,857	8,475	$38,373

	First Quarter 2004
		Wholesale Channel
	Advisors Channel	Non-proprietary	Institutional	Total
Asset Class:
Equity	$19,701	3,652	7,762	$31,115
Fixed Income	4,052	278	717	5,047
Money Market	795	60	—	855
Total	$24,548	3,990	8,479	$37,017

Change in Assets Under Management

        The following tables summarize the changes in our assets under management.  All sales are net of commissions.  The activity includes all activity of our Funds (by channel of distribution) including money market funds and net asset value accounts for which we receive no commissions, and institutional business (in millions).

	1Q 2005
		Wholesale Channel
	Advisors Channel	Non-proprietary	Institutional	Total

Beginning Assets	$25,297	4,702	8,659	$38,658

Sales (net of commissions)	582	611	238	1,431
Redemptions	(734)	(302)	(506)	(1,542)
Net Sales	(152)	309	(268)	(111)

Net Exchanges	(17)	14	0	(3)
Reinvested Dividends & Capital Gains	39	1	33	73
Net Flows	(130)	324	(235)	(41)

Market Depreciation	(246)	(4)	(182)	(432)
Ending Assets	$24,921	5,022	8,242	$38,185

	1Q 2004
		Wholesale Channel
	Advisors Channel	Non-proprietary	Institutional	Total

Beginning Assets	$24,337	3,805	8,431	$36,573

Sales (net of commissions)	637	332	299	1,268
Redemptions	(897)	(238)	(433)	(1,568)
Net Sales	(260)	94	(134)	(300)

Net Exchanges	(50)	48	0	(2)
Reinvested Dividends & Capital Gains	38	2	32	72
Net Flows	(272)	144	(102)	(230)

Market Appreciation	211	99	7	317
Ending Assets	$24,276	4,048	8,336	$36,660

The first quarter of 2005 yielded overall gross sales of $1.4 billion, comparing favorably to the same period last year.  Overall net flows improved 82% compared to last year’s first quarter.  Assets under management by a subadvisor have grown significantly to $3.5 billion at March 31, 2005.  During the first quarter of 2005, net sales of subadvised funds were $504.7 million.  Gross mutual fund sales through non-proprietary distribution improved 84% to $611 million, surpassing gross mutual funds sales distributed through our advisors by $29 million.     Net flows of non-proprietary distribution were $324 million positive, resulting in over a 100% increase from last year’s first quarter.  While the number of advisors decreased 2% from last year’s first quarter, the net flows of the Advisors channel improved 53%.  Our advisor productivity level decreased 7% to $189 thousand per advisor in this year’s first quarter.

The combined long-term redemption rate, which includes our Funds and institutional and separate accounts but excludes money market fund redemptions, was 14.8% in this year’s first quarter, essentially flat compared to last year's first quarter rate of 14.7%.  The long-term redemption rate in the Advisors channel improved to 9.6% in the first quarter of 2005, decreasing from 11.2% in the comparative period last year.  The long-term redemption rate of non-proprietary distribution in the Wholesale channel increased slightly from 23.3% to 24.8% in this year’s first quarter.  During the first quarter of 2005, our institutional and subadvised business in the Wholesale channel had increased redemptions of $73.9 million, driving the institutional business long-term redemption rate up to 24.2% from 20.5% in last year’s first quarter.

Underwriting and Distribution Fee Revenues and Expenses

Underwriting and distribution fee revenues were $47.1 million, a decrease of $2.7 million, or 5%, primarily due to lower investment product sales volume in the Advisors channel in this year’s first quarter. Underwriting and distribution fee expenses were $54.0 million, an increase of $2.3 million, or 4%, from last year's first quarter, as indirect expenses climbed in both distribution channels offset by a decline in direct selling costs in the Advisors channel due to lower product sales.  For further discussion on the underwriting and distribution results, refer to the applicable distribution channel discussion below.

The following table illustrates our underwriting and distribution fee revenues and expenses segregated by the method of distribution within the respective Advisors or Wholesale channel (in thousands):

	First Quarter 2005
		Wholesale Channel
	Advisors Channel	Non-proprietary	Legend	Total

Revenue	$34,627	1,628	10,826	$47,081
Expenses
Direct	21,498	4,316	7,054	32,868
Indirect	15,338	3,099	2,720	21,157
	36,836	7,415	9,774	54,025
Net Underwriting & Distribution	$(2,209)	(5,787)	1,052	$(6,944)

	First Quarter 2004
		Wholesale Channel
	Advisors Channel	Non-proprietary	Legend	Total

Revenue	$39,203	600	10,000	$49,803
Expenses
Direct	24,065	2,313	6,779	33,157
Indirect	13,609	2,662	2,331	18,602
	37,674	4,975	9,110	51,759
Net Underwriting & Distribution	$1,529	(4,375)	890	$(1,956)

Distribution Margin

Our consolidated distribution margin declined to –14.7% in this year’s first quarter compared to –3.9% in last year’s comparative period; this is due to lower sales in the Advisors channel, an increase in direct selling costs of the Wholesale channel for amortization and wholesaler commissions, and an increase in indirect selling costs for both distribution channels.  The Advisors channel distribution margin, which excludes our non-proprietary distribution efforts and better reflects only the activity of our sales force, decreased to –6.4% in this year’s first quarter compared to 3.9% for last year’s comparative period.  Lower sales volume coupled with higher indirect selling costs from legal and regulatory costs and costs of a future national advertising campaign contributed to the decline in margin.

Advisors Channel

Underwriting and distribution revenues earned in the Advisors channel in this year’s first quarter decreased $4.6 million, or 12%, from the comparative period last year. Commissions received from the sale of front-end load products, which include mutual fund Class A shares (those sponsored by the Company and those underwritten by other non-proprietary mutual fund companies), financial plans and various variable annuity products, were $23.1 million, down $2.3 million, or 9%, from last year’s first quarter.   Front-end load product sales were down 12% compared to last year’s first quarter. In the first quarter of 2005, our financial advisors sold $323 million of our proprietary Class A share mutual funds, down 3% from the same time period last year, while sales of variable annuity products were down 37% from last year resulting in a $2.5 million decrease in revenue.   Offsetting the decline in front-end load product revenue from mutual funds and variable annuities was an increase of $0.7 million from additional sales of financial plans combined with a higher average per plan fee compared to last year’s first quarter.  Revenues earned on the sale of insurance products decreased 27% during the first quarter of 2005, resulting in a $1.4 million decline from last year.  Sales of second-to-die life insurance products have declined substantially due to anticipated changes in estate tax laws, while sales of other term life insurance products have also decreased.

The following table illustrates commissionable proprietary investment product sales by our financial advisors, including sales of our InvestEd portfolios.  Sales are shown gross of commissions and exclude sales by Legend retirement advisors, money market funds, other non-proprietary mutual funds, insurance products, and mutual funds sold at net asset value for which we receive no commission.

			Variance
(amounts in millions, except percentage data)	1Q 2005	1Q 2004	Amount	Percentage

Front-end load sales (Class A)	$323	333	(10)	–3%
Variable annuity products	80	126	(46)	–37%
Front-load product total	403	459	(56)	–12%

Deferred-load sales (Class B & C)	58	70	(12)	–17%
Allocation product	8	—	8	nm
Total proprietary sales	$469	529	(60)	–11%

Asset-based distribution fee revenue earned on Class B and Class C shares were flat with last year’s first quarter at $3.5 million. Asset based fees earned on our allocation products were down $0.9 million, or 23%, from the first quarter last year corresponding to a 19% decline in average assets in asset allocation products.

Underwriting and distribution expenses in the Advisors channel decreased $0.8 million, or 2%, to $36.8 million for the first quarter of 2005. Direct expenses were down $2.6 million, or 11%, to $21.5 million primarily due to lower commission expenses.  Front-load commission expenses, excluding commissions paid on financial plan sales, declined $2.0 million, or 15%, while the corresponding sales decreased 12%.  Commission expenses from the sale of financial plans, which are considered a front-end load product but are not included in the front-end load sales volume, increased $0.9 million, slightly offsetting the overall decline in commission expense. Also, commission expenses from insurance sales, which are not considered front-end load investment products, declined $0.9 million, or 29%, directly corresponding to the 27% decline in insurance commission revenues due to lower sales of these products in this year’s first quarter.

Indirect expenses of the Advisors channel increased $1.7 million, or 13%, from last year’s first quarter.   Legal and regulatory expenses associated with the Advisors channel increased $0.5 million in this year’s first quarter.  In 2005, we intend to launch a television marketing campaign and as such, have begun to incur production costs resulting in an increase to expenses of $0.3 million compared to last year’s first quarter.  Increased costs of approximately $0.6 million related to sales brochures, marketing materials, training, and compensation associated with the addition of several home office sales management personnel were also incurred in the first three months of 2005.

We recover certain of our underwriting and distribution costs through Rule 12b-1 services and/or distribution fees, which are paid by the Funds.  Total Rule 12b-1 fees from the Funds recorded as an offset against related expenses were $20.4 million and $16.5 million for the three months ended March 31, 2005 and March 31, 2004, respectively.

Wholesale Channel

Underwriting and distribution revenues and expenses in the Wholesale channel are generated by non-proprietary distribution of our mutual funds through other broker dealers, other registered investment advisors, 401(k) platforms and by distribution of various investment products by Legend retirement advisors.  Revenues earned in the Wholesale channel increased $1.9 million, or 17%, to $12.4 million. Revenues at Legend increased $0.8 million from last year’s first quarter due to increases in advisory fees, sales and asset based distribution fees.  In the first quarter of 2005, commissions received for certain mutual fund sales through non-proprietary distribution increased $0.5 million.  Asset based distribution revenue increased $0.7 million, or 28%, corresponding to growth in the related Class B and Class C average assets.

Underwriting and distribution expenses of the Wholesale channel increased $3.1 million, or 22%, to $17.2 million for the first quarter of 2005. Direct expenses increased $2.3 million, or 25%, due primarily to increased amortization of Class B and Class C share deferred selling costs and higher wholesaler commission expense.  Amortization of deferred selling costs for Class B and Class C shares increased $0.6 million from last year’s first quarter to $1.2 million in the current period.  Wholesaler commissions on sales of the Ivy Funds through non-proprietary distribution increased $0.8 million, or 113%, as our mutual fund sales through this channel increased 84% to $611 million for the first quarter of 2005, surpassing sales in the Advisors channel by $29 million.  Commissions paid to Legend retirement advisors increased $0.3 million, or 4%.

Indirect expenses increased $0.8 million, or 17%, from last year’s first quarter.   With the addition of several full-time internal and external wholesalers and increased headcount at Legend in this year’s first quarter compared to last year, related compensation expense increased approximately $0.4 million in the Wholesale channel.  An increase in business meetings and travel costs of approximately $0.4 million also contributed to the rise in indirect expenses.

Shareholder Service Fee Revenue

Shareholder service fee revenues from transfer agency, custodian, and accounting services were $19.8 million, an increase of $0.8 million, or 4%, from the first quarter of 2004.  The average number of shareholder accounts, one of the primary drivers of service fee revenue, increased 4% to 2.44 million at March 31, 2005 compared with 2.34 million at March 31, 2004.

Compensation and Related Costs

In this year's first quarter, compensation and related costs (excluding equity compensation discussed below), increased by $1.6 million, or 9%, to $19.8 million.  Salaries, wages, and related payroll taxes were up $1.4 million, or 11%, in this year’s first quarter accounting for nearly 90% of the increase in compensation costs.  Average employee headcount increased 6% from last year’s first quarter, primarily in our information technology services department, but also at Legend in the area of client service support.

Equity Compensation

Equity compensation expense in the first quarter of 2005 was $2.8 million compared to $1.2 million in the first quarter of 2004.  The increase is due to new awards of restricted stock granted during the second quarter of 2004.  We will continue to experience increased stock compensation expense until four years of grants have been made.

        On April 2, 2005, we granted 1,107,533 shares of restricted stock with a fair market value of $19.75 per share under the Stock Incentive Plan, as amended and restated (the “SIP”).  Based on the market value of these restricted shares on the grant date, we will record deferred compensation totaling $21.9 million during the second quarter of 2005.  Deferred compensation is included as a component of stockholders' equity and will be recognized as expense over the four-year vesting period.

Subadvisory Fees

Subadvisory fees represent fees paid to other asset managers who provide advisory services for certain Ivy mutual fund portfolios obtained in the acquisition of Mackenzie Investment Management, Inc. and certain assets from the strategic alliance with Securian Financial Group, Inc.  In most cases, these other asset managers were subadvising the assets prior to our acquisition and specialize in investment styles not offered by the Company.  Subadvisory fees for the first quarter of 2005 were $3.5 million, an increase of $2.3 million from last year’s first quarter, due to substantial growth in the average assets of certain subadvised funds.  In the first quarter of 2005, approximately 47% of total retail mutual fund sales were of funds managed by subadvisors.  Gross management fees earned from these assets are included as part of management fee revenues discussed above.

General and Administrative Costs

General and administrative expenses increased by $0.7 million, or 8%, to $10.2 million in the first quarter of 2005.  Increases in corporate insurance costs, computer services, space rent, and audit and consulting fees were partially offset by lower expenses for contracted business service providers and employment agencies.

Investment and Other Income, Interest Expense and Taxes

Investment and other income increased $0.8 million from last year's first quarter to $1.4 million for the first quarter of 2005.  This year’s increase included a realized gain of $1.1 million from the sale of available-for-sale mutual fund investments.  This gain was offset by losses on trading securities of $0.2 million during the quarter.  These securities were not classified as trading securities during the first quarter of 2004.

Interest expense increased $0.9 million, or 41%, from last year's first quarter due to a combination of higher average short-term borrowings and rates on money market loans, and a decrease in the benefit from the interest rate swap on our senior notes compared to last year’s first quarter.  Higher average borrowings on money market loans in the current year coupled with higher average interest rates, 2.64% compared to 1.31%, resulted in higher interest of $0.2 million on short-term loans.  The remainder of the increase was attributed to higher interest expense paid on our 7.5% senior notes between periods as a result of higher variable rates paid on the interest rate swap.  As of March 31, 2005, the floating rate being paid was 5.32% compared to 3.54% as of March 31, 2004.

Our effective income tax rate for the first quarter of 2005 was 36.5% compared to 35.5% for the first quarter of 2004.  The lower effective rate in last year’s first quarter was due to favorable resolution of certain prior year tax liabilities.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operations.  Cash and cash equivalents were $82.6 million at March 31, 2005, a decrease of $1.3 million from December 31, 2004.  Cash and cash equivalents include reserves of $20.3 million and $22.6 million for the benefit of customers in compliance with securities regulations at March 31, 2005 and December 31, 2004, respectively.  Cash and cash equivalents, investment securities and current receivables decreased to $259.7 million at March 31, 2005 from $272.6 million at December 31, 2004.

A $36.0 million standby letter of credit was issued by a bank on our behalf in connection with a court appeal bond posted with the Supreme Court of the State of New York (the “NY Supreme Court”) in the amount of $28.7 million related to an award against us in the Sawtelle arbitration case. We are contingently liable, but do not act as the primary guarantor, under the standby letter of credit. As collateral for performance of our obligations to the bank under the letter of credit, we have pledged a portion of our investment securities with a combined market value of $20.6 million and a portion of our cash and cash equivalents (in the form of commercial paper) with a combined market value of $22.1 million at March 31, 2005. We may substitute cash or other securities as part of the collateral arrangement with the bank. On January 28, 2004, the NY Supreme Court ordered the appeal bond released as a result of the award being reversed and vacated; however, we remain subject to the collateral requirements of the standby letter of credit because the issuer of the appeal bond has yet to release the bank of their obligation under the letter of credit agreement. Refer to Note 8 “Contingencies” for more information regarding the release of the appeal bond.

        Cash flow provided by operations was $21.0 million, a decline of $10.7 million from the first quarter of 2004.  This decline was attributable to the decrease in net income of $5.1 million and to changes in working capital items, which vary from year to year based on the timing of payments.

        Cash flow provided by investing activities was $6.4 million during the first quarter of 2005.  Proceeds from sales and maturities of available-for-sale investment securities in the amount of $8.4 million were partially offset by approximately $2.0 million in capital expenditures mainly for data processing equipment and software development. Cash flow used in investing activities for the first quarter of 2004 was $2.2 million.  In the first quarter of 2004, we purchased investment securities in the amount of $1.1 million and made capital expenditures in the amount of $1.4 million.  Partially offsetting the cash used for investing activities in 2004 was the maturity of investment securities in the amount of $0.3 million.

        Cash flow used in financing activities during the first quarter of 2005 was $28.7 million, an increase of $23.3 million from the same period last year.  The use of cash consisted of dividends paid in the amount of $12.4 million, repayments of short-term borrowings of $11.0 million, and repurchases of our common stock in the amount of $5.2 million.  Cash flows used in financing activities during the first quarter of 2004 was $5.4 million, which consisted primarily of repurchases of our common stock in the amount of $21.8 million and dividends paid in the amount of $12.4 million.  These amounts were partially offset by short-term borrowings of $25.0 million.

        We have a 364-day revolving credit facility with various lenders for a total of $200.0 million, whereby the lenders could, at their option upon our request, expand the facility to $300.0 million.  At March 31, 2005, there was no balance outstanding under the facility.

Future Capital Requirements

We expect significant uses of cash in 2005 to include expected dividend payments, interest payments on outstanding debt, share repurchases and potential acquisitions. Management believes its available cash, marketable securities, and expected cash flow from operations will be sufficient to fund its operating and capital requirements for 2005.  We may continue to repurchase shares of our common stock from time to time, as management deems appropriate. Share repurchases should be financed by our available cash and investments and/or cash from operations.

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

Supplemental Information

	1Q 05	1Q 04	Change
Redemption rates – long term
Advisors Channel	9.6%	11.2%
Wholesale Channel	24.4%	21.4%
Non-proprietary	24.8%	23.3%
Institutional	24.2%	20.5%
Total	14.8%	14.7%

Sales per advisor (000's) (1)
Total	189	202	–6.4%
2+ Years (2)	286	309	–7.4%
0 to 2 Years (3)	57	61	–6.6%

Gross production per advisor	12.9	14.3	–9.8%

Number of financial advisors (1)	2,454	2,497	–1.7%
Average number of financial advisors (1)	2,484	2,611	–4.9%

Number of shareholder accounts (000's)	2,483	2,348	5.7%

(1) Excludes Legend retirement advisors

(2) Financial advisors licensed with the Company for two or more years

(3) Financial advisors licensed with the Company for less than 2 years

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

Our future operating results are also dependent upon the level of our operating expenses, which are subject to fluctuation for the following or other reasons: variations in the level of compensation expense due to, among other things, performance-based bonuses, changes in our employee count and mix, and competitive factors; unanticipated costs that may be incurred to protect investor accounts and the goodwill of our clients; legal expenses; and disruptions of services, including those provided by third parties such as communications, power, and the mutual fund transfer agent system.  In addition, our future operating results may also be impacted by our ability to incur additional debt, by adverse litigation and/or arbitration judgments or settlements, failure to retain key personnel and financial advisors, regulatory enforcement actions or settlements and acts of terrorism and/or war.  The Company's business is also subject to substantial governmental regulation, and changes in legal, regulatory, accounting, tax, and compliance requirements may have a substantial effect on our operations and results, including but not limited to effects on costs we incur and effects on investor interest in mutual funds and investing in general or in particular classes of mutual funds or other investments.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

        The Company has had no significant changes in its Quantitative and Qualitative Disclosures About Market Risk from that previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4.            Controls and Procedures

The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report, have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

Part II.  Other Information

Item 1.            Legal Proceedings

See Notes to the Unaudited Consolidated Financial Statements, Note 8 “Contingencies” beginning on page 14 of this Quarterly Report on Form 10-Q regarding the status of the UILIC/Torchmark Corporation litigation, Sawtelle Arbitration, NASD Enforcement Action, Williams excessive fee litigation, and SEC/New York Attorney General investigation. Information required by this Item 1 is incorporated herein by reference to the disclosure contained in Note 8 of the Notes to the Unaudited Consolidated Financial Statements.

Missouri Division of Securities

As previously disclosed, after the close of business on Good Friday, March 25, 2005 the Commissioner of the Missouri Division of Securities summarily suspended the securities license of Waddell & Reed, Inc. in the State of Missouri without prior notice or hearing.  The suspension was purportedly based on approximately 350 variable annuity exchanges that took place between January 1, 2001 and August 2002 in Missouri.  This issue is already the subject of the NASD Enforcement Action previously described in Note 8 to the financial statements contained herein.

On March 29, 2005 Waddell & Reed, Inc. obtained a Temporary Restraining Order ("TRO") barring the Missouri Securities Division from enforcing its order suspending the securities activity of Waddell & Reed, Inc. in Missouri.  As a result of the TRO, Waddell & Reed, Inc. immediately resumed its full broker/dealer activities in the State of Missouri.

As part of the TRO, the Court found that the order from the Missouri Securities Division was not in the public interest and found that Waddell & Reed, Inc. has a  “likelihood of success on the merits, in that suspension of the Company and its financial advisors without prior notice and without the opportunity to be heard violated the Company's and financial advisors' right to due process of law pursuant to the United States Constitution.”  The Court further ordered that the Missouri Securities Division be enjoined from conducting further proceedings or issuing further orders, other than to withdraw the March 25th order completely.

On April 18, 2005, the Court extended the TRO until May 6th at which time they will consider Waddell & Reed, Inc.'s argument that the Commissioner exceeded his authority and whether the Commissioner even has jurisdiction over the regulation of variable annuities under Missouri state law.  Waddell & Reed, Inc. has taken steps to try to ensure that no clients or account activity have been adversely impacted by Missouri’s drastic and unprecedented action.  All Waddell & Reed, Inc. offices in Missouri are fully operational and conducting business as usual.

Other States

It is anticipated that other states may also attempt to exercise jurisdiction regarding the variable annuity exchange transactions in response to the Missouri and NASD actions.

Item 2.            Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        The following table sets forth certain information about the shares of Class A common stock we repurchased during the first quarter of 2005.

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under The Program

Jan. 1 – Jan. 31	777	23.08	777	n/a	(1)
Feb. 1 – Feb. 28	12,000	21.00	12,000	n/a	(1)
March 1 – March 31	325,075	20.50	325,075	n/a	(1)

Total	337,852	20.52	337,852

(1)          On August 31, 1998, we announced that our Board of Directors had approved a program to repurchase shares of our Class A common stock.  Under the repurchase program, we are authorized to repurchase, in any seven-day period, the greater of (i) 3% of our outstanding Class A common stock, or (ii) $50 million of our Class A common stock.  Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased.  During this first quarter of 2005, all stock repurchases were made pursuant to this repurchase program.

(2)          Of the total number of shares purchased, 45,252 were purchased in connection with funding employee income tax withholding obligations arising from the vesting of restricted shares.

Item 5.            Other Information

On April 25, 2005, the Compensation Committee of the Board of Directors approved the acceleration of vesting of all unvested options to purchase common stock of the Company that were outstanding as of that date.  This action resulted in the accelerated vesting of options to purchase 624,267 shares of common stock of the Company.  Of these options, 447,497 were “in-the-money” options having an exercise price less than the current market price of the Company's common stock and a weighted average exercise price of $13.90 per share.  The closing price of the Company’s common stock on the New York Stock Exchange on April 25, 2005 was $18.11 per share.  All in-the-money options accelerated are held by executive officers and directors of the Company, as set forth in more detail in the table following:

Name of Option Holder	Number of Shares of Common Stock Subject to In-the-Money Options	Weighted Average Exercise Price of In-the-Money Options	Number of Shares of Common Stock Subject to Out-of-the-Money Options	Weighted Average Exercise Price of Out-of-the-Money Options
Keith A. Tucker, Chairman, CEO & Director	271,277	$12.8258	99,510	$28.6545
Henry J. Herrmann, President, Chief Investment Officer & Director	138,985	$15.3434	–0–	—
James M. Raines Director	19,107	$15.4114	–0–	—
Ronald C. Reimer Director	–0–	—	9,096	$21.0900
William L. Rogers Director	18,128	$17.4095	–0–	—

The Company is accelerating these options because it believes it is in the best interest of the stockholders to reduce future compensation expense that the Company would otherwise be required to report in its income statement upon effectiveness of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123, “Share-Based Payment (revised 2004)” (“SFAS 123R”) in the first quarter of 2006.  SFAS 123R will require that compensation expense associated with stock options be recognized in the Company’s income statement, rather than as a footnote disclosure in the consolidated financial statements.  Pro forma disclosures in the footnotes to the consolidated financial statements will include the impact of early vesting of options in the second quarter of 2005 and will result in an approximate $1.9 million pre-tax charge to pro forma earnings.

In order to limit unintended personal benefits to directors and executive officers receiving accelerated vesting of options, the Compensation Committee required that each such director and executive officer agree not to dispose of any shares of common stock obtained upon exercise of the accelerated options until such time as the options would otherwise have vested, other than dispositions of stock in payment for the exercise price and associated taxes, if any.

        The Company’s Chief Executive Officer, Keith A. Tucker, was not eligible to participate in the Company's option exchange offer in February 2003, and consequently, he is the only senior executive officer of the Company with the right to participate in the Company’s Stock Option Restoration Program (the

“SORP”).  Pursuant to the SORP, optionees exercise a non-qualified stock option by making payment with previously owned Company Class A common stock; a restoration option is then granted for the number of shares exchanged for payment of the shares of common stock issued upon exercise of the non-qualified option, including shares surrendered for payment of any associated tax withholdings.  This right is exercisable in August of each year and options granted under the SORP will have an exercise price equal to the fair market value of the Company’s common stock on the date of grant.

Item 6.            Exhibits and Reports on Form 8-K

(a)                 Exhibits:

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Executive Officer

(b)                   Reports on Form 8-K:

Current Report on Form 8-K Items 2.02 and 9.01 dated January 27, 2005.
Furnished not filed. No financial statements were required to be filed.

Current Report on Form 8-K Items 1.01 and 9.01 dated March 7, 2005.
No financial statements were required to be filed.

Current Report on Form 8-K Items 8.01 and 9.01 dated March 28, 2005.
Furnished not filed. No financial statements were required to be filed.

Current Report on Form 8-K Items 8.01 and 9.01 dated March 29, 2005.
Furnished not filed. No financial statements were required to be filed.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of April 2005.

WADDELL & REED FINANCIAL, INC.

By:	/s/ Keith A. Tucker

Chairman of the Board and

Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Daniel P. Connealy

Senior Vice President and

Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Mark A. Schieber

Vice President and

Controller

(Principal Accounting Officer)