Form 10-Q
period 2005-06-30
WADDELL & REED FINANCIAL INC
filed 2005-07-27
CIK 1052100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

Shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Class	Outstanding as of July 22, 2005
Class A common stock, $.01 par value	83,650,841

Waddell & Reed Financial, Inc.

Form 10-Q

Quarter Ended June 30, 2005

Index
Part I.	Financial Information

Item 1.	Financial Statements

Consolidated Balance Sheets at June 30, 2005 and December 31, 2004

Consolidated Statements of Operations for the three months and six months ended June 30, 2005 and June 30, 2004

Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2005 and June 30, 2004

Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2005

Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and June 30, 2004

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

Item 4.

Submission of Matters to a Vote of Security Holders

Item 6.

Exhibits and Reports on Form 8-K

Signatures

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	June 30,	December 31,
	2005	2004
	(unaudited)
Assets

Assets:
Cash and cash equivalents	$118,453	83,900
Investment securities	52,523	125,275
Receivables:
Funds and separate accounts	26,864	24,751
Customers and other	38,134	38,651
Income taxes receivable	2,072	—
Deferred income taxes	27	24
Prepaid expenses and other current assets	7,212	6,469

Total current assets	245,285	279,070

Property and equipment, net	53,858	54,429
Deferred sales commissions, net	16,115	15,029
Goodwill	195,309	195,309
Intangible assets	54,999	54,984
Other assets	18,377	21,086
Total assets	$583,943	619,907

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable	$46,180	56,744
Accrued sales force compensation	13,684	13,035
Accrued other compensation	12,308	10,767
Short-term notes payable	214,609	35,000
Income taxes payable	—	8,210
Other current liabilities	48,502	38,761

Total current liabilities	335,283	162,517

Long-term debt	—	202,899
Accrued pensions and postretirement costs	17,456	15,899
Deferred income taxes	13,032	13,438
Other	5,846	6,277

Total liabilities	$371,617	401,030

Stockholders’ equity :
Common stock - $0.01 par value: 250,000 shares authorized; 99,701 shares issued; 83,653 shares outstanding (82,798 at December 31, 2004)	997	997
Additional paid-in capital	235,526	236,313
Retained earnings	373,717	383,155
Deferred compensation	(46,333)	(31,400)
Cost of 16,048 common shares in treasury (16,903 at December 31, 2004)	(346,996)	(365,892)
Accumulated other comprehensive income	(4,585)	(4,296)

Total stockholders’ equity	$212,326	218,877

Total liabilities and stockholders’ equity	$583,943	619,907

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited, in thousands, except for per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004

Revenues:
Investment management fees	$64,533	59,261	128,115	119,557
Underwriting and distribution fees	65,874	62,306	133,219	128,523
Shareholder service fees	20,320	19,101	40,130	38,068

Total revenues	150,727	140,668	301,464	286,148

Operating expenses:
Underwriting and distribution	73,468	66,651	147,757	134,824
Compensation and related costs	19,796	18,024	39,614	36,276
Equity compensation	6,248	3,396	9,038	4,636
Subadvisory fees	4,145	1,301	7,666	2,482
General and administrative	49,867	9,535	60,103	19,021
Depreciation	2,409	2,249	4,784	4,477

Total operating expenses	155,933	101,156	268,962	201,716

Operating income (loss)	(5,206)	39,512	32,502	84,432

Investment and other income	1,455	2,494	2,819	3,098
Interest expense	(3,685)	(2,415)	(6,939)	(4,725)

Income (loss) before provision for income taxes	(7,436)	39,591	28,382	82,805

Provision for income taxes	(349)	14,387	12,719	29,720

Net income (loss)	$(7,087)	25,204	15,663	53,085

Earnings (loss) per share:
• Basic	($0.09)	0.31	0.19	0.66
• Diluted	($0.09)	0.31	0.19	0.65

Weighted average shares outstanding:
• Basic	80,810	80,487	80,865	80,585
• Diluted	80,810	81,755	81,872	82,001

Dividends declared per common share	$0.1500	0.1500	0.3000	0.3000

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004

Net income (loss)	$(7,087)	25,204	15,663	53,085
Other comprehensive income:
Net unrealized appreciation (depreciation) of investments during the period, net of income taxes of $331, $(1,482), $211 and $(1,160), respectively	563	(2,523)	359	(1,803)
Reclassification adjustment for amounts included in net income, net of income taxes of $0, $720, $(381), and $720, respectively	—	1,226	(648)	1,226

Comprehensive income (loss)	$(6,524)	23,907	15,374	52,508

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of  Stockholders’ Equity

For the Six Months Ended June 30, 2005

(Unaudited, in thousands)

							Accumulated
			Additional				other	Total
	Common stock		paid-in	Retained	Deferred	Treasury	comprehensive	stockholders’
	Shares	Amount	capital	earnings	compensation	stock	income	equity

Balance at December 31, 2004	99,701	$997	$236,313	$383,155	$(31,400)	$(365,892)	$(4,296)	$218,877

Net income	—	—	—	15,663	—	—	—	15,663
Recognition of equity compensation	—	—	1,443	—	7,592	—	—	9,035
Issuance of restricted shares and other	—	—	(2,083)	—	(22,525)	24,608	—	—
Dividends accrued	—	—	—	(25,101)	—	—	—	(25,101)
Exercise of stock options	—	—	(394)	—	—	1,388	—	994
Tax benefit from equity awards	—	—	247	—	—	—	—	247
Other stock transactions	—	—	—	—	—	(1,103)	—	(1,103)
Treasury stock purchases	—	—	—	—	—	(5,997)	—	(5,997)
Reclassification for amounts included in net income	—	—	—	—	—	—	(648)	(648)
Unrealized gain on investment securities	—	—	—	—	—	—	359	359

Balance at June 30, 2005	99,701	$997	$235,526	$373,717	$(46,333)	$(346,996)	$(4,585)	$212,326

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the six months ended June 30,
	2005	2004

Cash flows from operating activities:
Net income	$15,663	53,085
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,439	5,305
Recognition of equity compensation	9,038	4,636
(Gain)/loss on sale of available-for-sale investments	(1,029)	3
Net purchases and sales of trading securities	1,691	—
Gain on trading securities	(121)	(1,948)
Loss on sale and retirement of fixed assets	92	65
Capital gains and dividends reinvested	(67)	(45)
Deferred income taxes	(239)	1,969
Changes in assets and liabilities:
Receivables from funds and separate accounts	(2,113)	(224)
Other receivables	(98)	(2,300)
Other assets	(1,638)	(797)
Accounts payable	(10,564)	(8,925)
Other liabilities	2,894	(10,101)

Net cash provided by operating activities	$18,948	40,723

Cash flows from investing activities:
Purchases of available-for-sale investment securities	—	(1,123)
Proceeds from sales of available-for-sale investment securities	66,464	31
Proceeds from maturity of available-for-sale investment securities	5,541	8,740
Additions to property and equipment	(4,306)	(3,921)
Cash paid for acquisitions	(15)	—

Net cash provided by investing activities	$67,684	3,727

Cash flows from financing activities:
Net short-term borrowings (repayments)	(21,000)	2,000
Cash dividends	(24,973)	(24,683)
Purchase of treasury stock	(5,997)	(21,766)
Exercise of stock options	994	4,130
Other stock transactions	(1,103)	—

Net cash used in financing activities	$(52,079)	(40,319)

Net increase in cash and cash equivalents	34,553	4,131

Cash and cash equivalents at beginning of period	83,900	71,466

Cash and cash equivalents at end of period	$118,453	75,597

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.              The Company and Significant Accounting Policies

Waddell & Reed Financial, Inc. and Subsidiaries

Waddell & Reed Financial, Inc. and subsidiaries (hereinafter referred to as the “Company,” “we,” “us,” or “our”) derive revenues primarily from investment management, investment product underwriting and distribution, and shareholder services administration provided to the Waddell & Reed Advisors Group of Mutual Funds (the “Advisors Funds”), W&R Target Funds, Inc. (the “Target Funds”), Ivy Funds, Inc. and the Ivy Funds portfolios (collectively, the “Ivy Funds”), and Waddell & Reed InvestEd Portfolios, Inc. (“InvestEd”) (collectively, the “Funds”), and institutional and separately managed accounts.  The Funds and the institutional and separately managed accounts operate under various rules and regulations set forth by the United States Securities and Exchange Commission (the “SEC”). Services to the Funds are provided under contracts that set forth the fees to be charged for these services. The majority of these contracts are subject to annual review and approval by each Fund’s board of directors/trustees and shareholders. Our revenues are largely dependent on the total value and composition of assets under management, which include mainly domestic equity securities, but also include debt securities and international equities.  Accordingly, fluctuations in financial markets and composition of assets under management impact revenues and results of operations.

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements included herein pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to enable a reasonable understanding of the information presented.  The information in this Quarterly Report on Form 10-Q should be read in conjunction with Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004. Certain amounts in the prior years’ financial statements may have been reclassified for consistent presentation.

The accompanying unaudited consolidated financial statements have been prepared consistently with the accounting policies described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004, which include the following: use of estimates, investment securities, property and equipment, software developed for internal use, goodwill and intangible assets, deferred sales commissions, revenue recognition, advertising and promotion, stock-based compensation, income taxes, derivatives and hedging activities, litigation contingencies, and disclosures about fair value of financial instruments.

In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only a normal and recurring nature) necessary to present fairly our financial position at June 30, 2005 and December 31, 2004 and the results of operations and cash flows for the three and six months ended June 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States.

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

Shareholder service fees are recognized monthly and are calculated based on the number of accounts or assets under management, as applicable. Other administrative service fee revenues are recognized as contractual obligations are fulfilled or as services are provided.

Underwriting and distribution commission revenues resulting from the sale of investment products are recognized on the trade date.

As previously disclosed, the Company collects Rule 12b-1 service and distribution fees under sales and servicing plan agreements (compensatory and/or reimbursement) with the mutual funds, predominantly the Advisors Funds Class A reimbursement plan.  This plan allows for reimbursement to us of certain Rule 12b-1 eligible expenses, not to exceed a maximum of 25 basis points of average daily net assets under management.  Rule 12b-1 service and distribution fees are collected for costs related to the distribution and servicing of mutual fund shares such as sales commissions paid to financial advisors, advertising, sales brochures and costs for providing ongoing services to mutual fund shareholders.  Effective as of the second quarter of 2005, the Company has changed its method of reporting Rule 12b-1 service fee revenue to the gross basis of presentation. Previously, the Company used the net basis of presentation, whereby such service fee revenue was recorded as an offset against related underwriting and distribution expenses and presented as a reduction of expenses in “Underwriting and distribution expenses.”

Using the revised presentation, Rule 12b-1 revenues and associated distribution expenses are reported on a gross basis, as “Underwriting and distribution fees” and “Underwriting and distribution expenses” in the Consolidated Statements of Operations. Prior period amounts have been reclassified to be consistent with the 2005 presentation. These reclassifications did not impact our gross margin dollars, net income, cash flows, working capital, or shareholders’ equity amounts for each period presented.  Refer to Note 8 “Change in Method of Reporting Rule 12b-1 Service Fees” for additional information about this reclassification and reasons therefor.

Certain other prior year amounts have been reclassified to conform to current year presentation.

We also recognize certain distribution revenues monthly on certain types of investment products, primarily variable annuity products, which are generally calculated based on average daily net assets under management.

Stock-Based Compensation

Recent Accounting Developments in Stock-Based Compensation

The Company currently applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations, in accounting for its stock-based compensation plans.  Accordingly, no compensation expense has been recognized for employee stock-based compensation plans other than for restricted stock and instances where vesting of option awards have been accelerated.  The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” (“SFAS 148”)

an amendment of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,”  (“SFAS 123”); therefore, no compensation expense has been recognized for the Company’s employee stock options.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment, (revised 2004)” (“SFAS 123R”). SFAS 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, normally the vesting period. This revised statement allows entities to restate previously issued financial statements or adopt the provisions on a prospective basis. If restatement is chosen, the expense shown for prior periods will be the same amounts previously calculated and reported in their pro forma disclosures that had been required by SFAS 123.  The provisions of SFAS 123R are effective for our 2006 fiscal year beginning January 1, 2006. We will continue to apply the accounting provisions of APB 25 in accounting for our stock-based compensation plans until the effective date of SFAS 123R.  On March 30, 2005, the SEC released Staff Accounting Bulletin No. 107, “Share Based Payments,” (“SAB 107”), which expresses the staff’s views regarding the application of SFAS 123R.  The impact of adopting SFAS 123R and SAB 107 cannot be accurately estimated at this time, as it is dependent on the amount of share based awards in future periods.  However, had the Company adopted SFAS 123R and SAB 107 in a prior period, the impact would approximate the pro forma impact to net income (loss) and earnings (loss) per share under SFAS 123’s fair value method of accounting for employee stock plans as presented in the tables within this footnote.  SFAS 123R also requires that tax benefits received in excess of recognized compensation cost be reclassified from an operating cash flow to a financing cash flow in the Consolidated Statement of Cash Flows.  This change in classification will reduce net operating cash flows and increase net financing cash flows in the periods after adoption.

On April 25, 2005, the Compensation Committee of the Board of Directors approved the accelerated vesting of all then outstanding unvested options to purchase common stock of the Company previously awarded to employees, financial advisors, officers and directors.  This resulted in the accelerated vesting of options to purchase 624,267 shares of common stock of the Company.  Of these options, 447,497 were “in-the-money” options having an exercise price less than the then current market price of the Company’s common stock and a weighted average exercise price of $13.90 per share.  In order to prevent unintended personal benefits to directors and executive officers with such options, the Board imposed restrictions on any shares received through the exercise of accelerated options held by those individuals.  These restrictions prevent the sale of any stock obtained through exercise of an accelerated option prior to its original vesting date, other than the disposition of stock in the payment for the exercise price of options and associated income taxes, if any.

The Board of Directors (the “Board”) approved the accelerated vesting of these options based on the belief that it was in the best interest of the stockholders to reduce future compensation expense that the Company would otherwise be required to report in its statement of operations upon adoption of SFAS 123R in the first quarter of 2006.  Subsequent to the Board’s decision to accelerate the vesting of these options, the separation of employment of our former CEO triggered the remeasurement of compensation cost under current accounting standards and as a result we incurred compensation expense of $1.4 million during the second quarter of 2005.  We anticipate that all other “in-the-money” accelerated vesting option holders will remain employed with the Company throughout the original vesting term of such options, and therefore, in accordance with existing accounting standards, no expense will be recorded for these options, unless option holders are able to exercise an option that would have expired unexercisable pursuant to its original terms.  Stock-based employee compensation expense under the fair value method presented in our pro forma tables below includes pre-tax expense of approximately $1.9 million for the second quarter of 2005 as a result of accelerated stock option vesting.

The following table illustrates the effect on reported net income (loss) and earnings (loss) per share for the three and six months ended June 30, 2005 and 2004 as if we had applied the fair value method of accounting for employee stock plans as required by SFAS 123.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)

Net income (loss), as reported	$(7,087)	25,204	15,663	53,085
Add:
Total stock-based compensation employee expense included in reported net income (loss), net of related tax effects	910	—	910	—
Deduct:
Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(1,158)	(442)	(1,346)	(1,066)

Pro forma net income (loss)	$(7,335)	24,762	15,227	52,019

Basic earnings (loss) per share
As reported	$(0.09)	0.31	0.19	0.66
Pro forma	$(0.09)	0.31	0.19	0.65
Diluted earnings per share
As reported	$(0.09)	0.31	0.19	0.65
Pro forma	$(0.09)	0.30	0.19	0.63

The weighted-average fair value of each stock option included in the preceding pro forma amounts was estimated using a Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options.

The Board approved grants of restricted shares of the Company’s Class A common stock in lieu of stock options beginning in 2002.  As of June 30, 2005, a total of 2,814,897 shares of unvested restricted stock were outstanding.  Grants of restricted stock are valued on the date of grant, have no purchase price, and are expensed using the straight-line method over a four year vesting period.  These grants vest over four years in one-third increments annually beginning on the second anniversary of the grant date.  Depending on the circumstances of termination, unvested shares of restricted stock may be forfeited upon the termination of employment with the Company.  Except for restrictions placed on the transferability of the restricted stock, holders of restricted stock have full stockholders rights during the term of restriction, including voting rights and the right to receive cash dividends.

2.              Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and short-term investments.  We consider all highly liquid investments with original or remaining maturities of 90 days or less at the date of purchase to be cash equivalents.  Cash and cash equivalents at June 30, 2005 and December 31, 2004 include amounts of $17.4 million and $22.6 million, respectively, for the benefit of customers in compliance with applicable securities industry regulations.  Substantially all cash balances are in excess of federal deposit insurance limits.

As of June 30, 2005 and December 31, 2004, we had pledged a portion of our commercial paper holdings with a combined market value of $26.4 million and $21.5 million, respectively, as collateral for performance of our obligations to a bank under a letter of credit.  On July 21, 2005, the bank was released of its obligation under the letter of credit agreement, and as such, these holdings have been released from their restriction.

3.              Fair Value Hedge

On March 12, 2002, our $200.0 million 7.5% fixed rate senior notes maturing in January 2006 (the “Notes”) were effectively converted to variable rate debt by entering into an interest rate swap agreement. The difference in floating rate interest paid and 7.5% fixed rate interest received is recorded as an adjustment to interest expense during the period that the related debt is outstanding.  As short-term interest rates fall, our interest expense declines and vice versa.  As of June 30, 2005, the floating rate being paid was 5.79%.  The change in the fair value of the swap is recorded on the consolidated balance sheet by adjusting the carrying amounts of the Notes by an offsetting amount for the swap.

Under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) we account for the swap as a fair value hedge of the Notes.  The swap is considered 100% effective in hedging the changes in the fair value of the Notes arising from changes in interest rates, and accordingly, there has been no impact on earnings resulting from any ineffectiveness associated with this transaction.  As a result of the hedge, the Company realized interest expense savings of approximately $0.9 million and $2.1 million for the three and six months ended June 30, 2005, respectively.  For the three and six months ended June 30, 2004, we realized interest expense savings of $1.9 million and $3.8 million, respectively.  As of June 30, 2005, we have recorded a cumulative increase in “Other assets” of $0.9 million to reflect the fair value of the swap and a cumulative increase in “Short term notes payable” of $0.9 million to reflect the fair value of the Notes.  As of December 31, 2004, we recorded a cumulative increase in “Other assets” of $3.4 million to reflect the fair value of the swap and a cumulative increase in “Long-term debt” of $3.4 million to reflect the fair value of the Notes.

4.            Investments

Investments are as follows:

	Market Value
	June 30,	December 31,
	2005	2004
	(in thousands)

Available-for-sale securities:
United States government-backed mortgage securities	$276	$315
Municipal bonds	15,865	17,415
Certificates of deposit	—	56,753
Corporate bonds	979	5,067
Affiliated mutual funds	27,167	35,964
	$44,287	$115,514

Trading securities:
Affiliated mutual funds	8,236	9,761

Total investments	$52,523	$125,275

Certain information related to our available-for-sale securities is as follows:

	June 30,	December 31,
	2005	2004
	(in thousands)
Cost - available-for-sale securities	$37,510	$108,278
Gross unrealized gains	7,426	8,128
Gross unrealized losses	(649)	(892)

Market value - available-for-sale securities	$44,287	$115,514

Effective June 30, 2004, the Company began matching investments to the funding obligations created by our deferred compensation plans.  These plans allow employees to choose investment vehicles, which are primarily Company sponsored mutual funds.  At that time, certain mutual fund holdings classified as available-for-sale totaling $10.0 million were transferred to the trading portfolio.  The transfer resulted in the recognition of an unrealized gain of $1.9 million as investment and other income in 2004.  Gross purchases and sales of trading securities for the six months ended June 30, 2005 were $408 thousand and $2.1 million, respectively.

On June 8, 2005, a cash appeal bond of $56.3 million plus accrued interest of $1.1 million was returned to us as part of the resolution of outstanding legal issues with Torchmark Corporation.  For additional information regarding this matter refer to Note 9 “Contingencies” below.  Also, as of June 30, 2005 and December 31, 2004, investment securities, which exclude cash and cash equivalents, with a combined market value of $15.9 million and $21.2 million, respectively, were pledged as collateral for performance of our obligations to a bank under a letter of credit pending the outcome of legal matters. On July 21, 2005, as ordered by the NY Supreme Court on January 28, 2004 as a result of the legal award being reversed and vacated, the bank was released of its obligation under the letter of credit agreement, and as such, all securities have been released from their restriction. Refer to Note 9 “Contingencies” for more information on this matter.

A summary of debt securities with market values below carrying values for twelve months or longer at June 30, 2005 is as follows:

	Fair value	Unrealized (losses)
	(in thousands)

Municipal bonds	$4,513	(487)
Corporate bonds	979	(162)
Total temporarily impaired securities	$5,492	(649)

We assess the carrying value of investments in debt and equity securities each quarter to determine whether an other than temporary decline in market value exists.  We consider factors affecting the issuer, the industry the issuer operates in, general market trends including interest rates, and our ability and intent to hold an investment until it has recovered. Consideration is given to the length of time an investment’s market value has been below carrying value and prospects for recovery to carrying value. At June 30, 2005, we had one municipal security and one asset-backed security with market values below their carrying values.  Both have maturities that exceed nine years.  Based upon our assessment of these bonds and our history of holding bonds until maturity, we determined that a write-down was not appropriate at this time.

5.              Stockholders’ Equity

Earnings (Loss) per Share

The components of basic and diluted earnings (loss) per share were as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)

Net income (loss), as reported	$(7,087)	25,204	$15,663	53,085

Weighted average shares outstanding - basic	80,810	80,487	80,865	80,585
Dilutive potential shares from stock options and restricted stock awards, computed under the treasury stock method	—	1,268	1,007	1,416
Weighted average shares outstanding -diluted	80,810	81,755	81,872	82,001

Earnings (loss) per share
Basic	$(0.09)	$0.31	$0.19	$0.66
Diluted	$(0.09)	$0.31	$0.19	$0.65

Anti-dilutive Securities

Anti-dilutive potential common shares resulting from options to purchase shares of common stock that were excluded from the diluted earnings per share calculation were 2.84 million shares for the six months ended June 30, 2005, and 2.84 million shares and 2.79 million shares for the three and six months ended June 30, 2004, respectively. Excluded from the diluted earnings per share calculation were 37,397 shares of anti-dilutive unvested restricted stock for the six months ended June 30, 2005, and 1,104,733 shares and 517,069 shares for the three and six months ended June 30, 2004, respectively.  Diluted earnings per share is the same as basic earnings per share for the three month period ended June 30, 2005 as the impact of stock options and restricted stock awards would have been anti-dilutive.  The number of diluted shares outstanding had the company had net income for the three months ended June 30, 2005 would have been 81,493 million shares.

Dividends

On April 27, 2005 our Board approved a dividend in the amount of $0.15 per share to stockholders of record as of July 11, 2005 to be paid on August 1, 2005.  The total dividend to be paid is approximately $12.5 million.

Common Stock Repurchases

Our Board has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in our stock based compensation programs.  There were no common shares repurchased on the open market for the three months ended June 30, 2005 and June 30, 2004.  Common shares repurchased on the open market for the six months ended June 30, 2005 and June 30, 2004 were 292,600 shares and 865,900 shares, respectively.

6.              Goodwill and Identifiable Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the tangible assets and identifiable intangible assets of an acquired business.  At June 30, 2005 and December 31, 2004, gross goodwill was $234.0 million and accumulated amortization was $38.6 million.  There were no changes to the carrying amount of goodwill during the six months ended June 30, 2005.  Our goodwill is not deductible for tax purposes.

In accordance with guidelines set forth under Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets,” (“SFAS 142”), a detailed valuation was performed as of June 30, 2005 to measure both the fair value and the carrying value of each business unit for possible impairment.  The determination of possible impairment is primarily measured by reference to various valuation techniques used in the investment management industry, quoted market values, and future cash flows.  As a result of the valuation analysis, it was determined that no impairment of goodwill existed because the fair value of each business unit exceeded its carrying value.

Identifiable Intangible Assets

Identifiable intangible assets (all considered indefinite lived) are summarized as follows:

	June 30,	December 31,
	2005	2004
	(in thousands)
Unamortized intangible assets:
Mutual fund management advisory contracts	$38,699	$38,684
Subadvisory management contracts	16,300	16,300

Total	$54,999	$54,984

In accordance with guidelines set forth in SFAS 142, we evaluated the useful life of our identifiable intangible assets as of June 30, 2005 and determined that there was no change.

7.              Pension Plan and Postretirement Benefits Other Than Pension

We provide a non-contributory retirement plan that covers substantially all employees of the Company and certain vested former employees of our former parent company.  Benefits payable under the plan are based on years of service and compensation during the final ten years of employment.  We also sponsor an unfunded defined benefit postretirement medical plan that covers substantially all employees of the Company, including our financial advisors and retirement advisors of the Legend group of subsidiaries (“Legend”).  This medical plan is contributory with retiree contributions adjusted annually.  The following table presents the components of net periodic benefit cost related to these plans.

			Other Postretirement				Other Postretirement
	Pension Benefits		Benefits		Pension Benefits		Benefits
	Three months ended June 30,		Three months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004	2005	2004	2005	2004
	(in thousands)				(in thousands)
Components of net periodic benefit cost:
Service cost	$1,434	1,062	105	118	2,799	2,332	211	236
Interest cost	1,242	1,037	77	85	2,412	2,136	153	169
Expected return on plan assets	(1,218)	(1,299)	—	—	(2,604)	(2,599)	—	—
Actuarial loss amortization	413	68	22	43	717	212	44	86
Prior service costs amortization	109	109	6	6	218	218	12	12
Transition obligation amortization	1	1	—	—	2	2	—	—

Total	$1,981	978	210	252	3,544	2,301	420	503

As disclosed in our financial statements for the year ended December 31, 2004, we anticipate that our contribution to the pension plan for 2005 will range from $0 to $10 million.  During the six month period ending June 30, 2005, we did not make a contribution to the pension plan.

8.              Change in Method of Reporting for Rule 12b-1 Service Fees

Effective as of the second quarter 2005, the Company changed its method for reporting Rule 12b-1 service fee revenue to the gross basis of presentation based upon EITF 99-19, which first became effective in 2000.   Previously, the Company presented Rule 12b-1 service fee revenue for both compensatory and reimbursement plans on a net basis.  Although our reimbursement plans, which represent a significant portion of our total Rule 12b-1 service fee revenue, have indicators of both net and gross reporting under EITF 99-19, we have reconsidered the basis of our treatment under EITF 99-19 due to the growth in Rule 12b-1 service fee revenue under our compensatory plans, which have stronger indicators of gross reporting.  As a result of this evaluation, we determined that additional weight should be given to our role as primary obligor in transactions between mutual funds and their shareholders for our Rule 12b-1 reimbursement plans.  Further, we believe that with this change our presentation reflects the predominate industry practice for reporting Rule 12b-1 service fee revenue.

As discussed in Note 1 under the heading “Revenue Recognition,” the Company previously presented Rule 12b-1 service fee revenues as a reduction of associated expenses in “Underwriting and distribution” expense in our Consolidated Statements of Operations. The following table presents the gross method of presentation as reclassified.

	Underwriting & Distribution Revenue	Total Operating Revenue	Underwriting & Distribution Expense	Total Operating Expenses
	(in thousands)

For the three months ended March 31,
2005	$67,345	$150,737	$74,289	$113,029
2004	66,215	145,478	68,171	100,559
2003	55,742	117,433	57,444	114,013

For the three months ended June 30,
2005	65,874	150,727	73,468	155,933
2004	62,306	140,668	66,651	101,156
2003	56,875	122,936	58,330	88,182

For the three months ended September 30,
2004	59,325	136,667	63,866	97,568
2003	55,369	126,047	58,575	119,505

For the year ended December 31,
2004	252,884	569,688	268,800	406,329
2003	231,656	506,252	239,293	417,555
2002	240,473	492,201	242,372	344,428
2001	272,475	546,098	262,711	362,096
2000	279,676	586,886	260,019	354,963

9.              Contingencies

The Company and/or certain of our subsidiaries are involved from time to time in various legal proceedings and claims incident to the normal conduct of business. During the second quarter of 2005, the Company recorded a charge of $35.0 million to recognize liabilities related to settlements of outstanding litigation in the resolution of legal matters with the NASD and United Investors Life Insurance Company (“UILIC”) litigation as set forth under the headings “NASD Enforcement Action” and “Alabama and California Proceedings” below.  Previously, during the third quarter of 2003, the Company recorded a charge of $32.0 million to recognize liabilities for estimated damages and legal costs for both the third quarter of 2003 and future legal costs in connection with the UILIC litigation, the NASD Enforcement Action, and ongoing disputes with former sales personnel in our Advisors channel, including the Sawtelle Arbitration.  In addition to legal costs incurred in the third quarter of 2003, this charge included estimated damages and future legal costs assuming these matters are resolved in a manner that is unfavorable after exhausting all reasonable legal remedies.  As a result of the settlements in the second quarter of 2005, the Sawtelle Arbitration is the only outstanding matter from the 2003 charge that is still unresolved.  As an estimate, it is possible that the ultimate amount of damages and legal costs could be higher or lower than the Company’s recorded liability.  As a result, any changes could have a material effect on the results of operations in a particular quarter or year as the Company evaluates this liability in future periods.

NASD Enforcement Action

See Note 16 of the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 for a description and discussion of this litigation.   As previously disclosed on April 29, 2005, the Company reached a settlement agreement with the NASD regarding this matter.  This settlement consisted of a non-deductible fine payable to the NASD in the amount of $5 million and the establishment of an $11 million restitution fund for certain variable annuity clients. In agreeing to the terms of the settlement, Waddell & Reed, Inc. neither admitted nor denied the NASD’s allegations.

State Variable Annuity Settlements

As previously announced on April 29, 2005, in conjunction with the settlement of the NASD Enforcement Action referenced above, the Company agreed to a settlement in principal with a consortium of states regarding the same variable annuity sales practices that were the subject of the NASD Enforcement Action.  The $2 million non-deductible fine agreed to by the Company with the states will be apportioned among those states participating.  Each state participating will receive (a) a base amount of $20,000 per state, and (b) a pro rata share of the remainder based on the number of variable annuity exchanges in each state.  The penalty amounts for any state not joining the multi-state settlement will be distributed among the participating states on the same basis as described in (b) above sometime before the end of the year.  At the time of this filing, the Company had signed definitive settlement documents (and made payments) with/to the states of California, Kansas, Minnesota, Missouri, New Jersey, Nevada and Wyoming.  The Company anticipates signing definitive settlement documents with a significant number of other states before the expiration of the deadline.  In agreeing to the terms of the multi-state settlement, the Company neither admitted nor denied the states’ allegations.

The Company anticipates that a few states may not accept the multi-state settlement offer and may institute separate proceedings against the Company.  Currently, the State Auditor and Commissioner of Securities of the State of Montana have such a proceeding on file (Case No. 03-31-05).  It alleges multiple violations of the Montana Securities Act and the Montana Insurance Code in connection with variable annuity exchanges and seeks unspecified fines and restitution.  As a result of the acceptance of the multi-state agreement by the State of Missouri, the enforcement action instituted by the State of Missouri as described in the Company’s first quarter Quarterly Report on Form 10-Q dated April 26, 2005 was resolved with the Company neither admitting nor denying the state’s allegations.

As a separate condition to the multi-state settlement, the Company agreed to identify all customers who had a decrease in minimum guaranteed death benefit from an exchange of an UILIC Advantage II variable annuity for a Nationwide variable annuity and to reimburse that customer upon their death for the reduction in death benefit, if any, at that time.

Sawtelle Arbitration

See Note 16 of the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 for a description and discussion of this litigation and its possible impact on the financial position and results of operations of the Company. There were no material developments in this matter since the filing of the above referenced Form 10-K.  However, the surety released the original appeal bond related to this case in the amount of $28.7 million on July 21, 2005.  See additional discussion in the “Liquidity and Capital Resources” section of Management’s Discussion and Analysis for additional information related to the release of the bond.  The release of the bond does not and will not have an impact on the ultimate resolution of this arbitration.

Waddell & Reed Financial, Inc. vs. Torchmark Corporation/United Investors

Tax Proceedings

See Note 16 of the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 for a description and discussion of this litigation and its possible impact on the financial position and results of operations of the Company. There were no material developments in this matter since the filing of the above referenced Form 10-K.

Alabama and California Proceedings

See Note 16 of the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 for a description and discussion of this litigation.  As previously disclosed on April 29, 2005, during the second quarter the Company agreed to pay $14.5 million to Torchmark Corporation to settle all outstanding litigation between the companies and their subsidiaries and affiliates, including actions in Alabama, Kansas and California, with the exception of the tax case between the companies regarding income tax refunds received from the state of Kansas.  In addition, both companies executed a full general mutual release to resolve any and all claims or causes of action arising or occurring at any time in the past. As a result, upon the completion of the formal settlement proceedings, the Alabama courts released to the Company its $56 million cash bond, plus interest, that was posted at the time of the Alabama verdict.

SEC/New York Attorney General

During the third quarter of 2003, the Company received a subpoena from the New York Attorney General’s office and requests for information from the Securities and Exchange Commission in regard to their investigations of late trading and market-timing transactions within the mutual fund industry.  The Company’s efforts to resolve these matters with both offices are continuing. These requests, investigations, and settlement discussions are ongoing and the Company is continuing to cooperate fully. In the opinion of management, the ultimate resolution and outcome of this matter is uncertain.  An ultimate resolution of this matter, or an adverse determination against the Company, could have a material adverse impact on the financial position and results of operations of the Company. However, the possible impact is unknown and not reasonably determinable; therefore, no liability has been recorded in the consolidated financial statements of Waddell & Reed Financial, Inc.

Williams Excessive Fee Litigation

See Note 16 of the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 for a description and discussion of this litigation and its possible impact on the financial position and results of operations of the Company. There were no material developments in this matter since the filing of the above referenced Form 10-K.

Item 2.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future.  All statements, other than statements of historical fact included in this Form 10-Q regarding our financial position, business strategy and other plans and objectives for future operations are forward-looking statements.  All forward-looking statements included in this Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update such forward-looking statements, whether as a result of new information, future events or otherwise.  Although we believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct or that we will take any actions that may presently be planned and neither us nor any other person will be responsible for the accuracy or completeness of any such forward-looking statements.  Certain important factors that could cause actual results to differ materially from our expectations are disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2004, which include, without limitation, a risk that the expected benefits from the expansion of our distribution channels may not be as beneficial as expected, the adverse effect from a decline in securities markets or if our products’ performance declines, failure to renew investment management agreements, our ability to retain key personnel and financial advisors, adverse results of litigation and/or arbitration judgments or settlements, acts of terrorism and/or war, competition, changes in government regulation, availability and terms of capital, regulatory enforcement actions or settlements, changes in the regulatory environment, less favorable economic and market conditions, including our cost to finance the Company, and other risks as set out in the reports filed by us with the Securities and Exchange Commission.   Should one or more of these risks materialize or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.  All subsequent written or oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by such factors.

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

Overview

The Company’s earnings and cash flows are heavily dependent on financial market conditions.  Significant increases or decreases in the various securities markets, particularly equity markets, can have a material impact on the Company’s results of operations, financial condition and cash flows.  We derive our revenues primarily from providing investment management, investment product underwriting and distribution, and administrative services to the Funds and institutional and separately managed accounts.  Investment management fees, our most substantial source of revenues, are based on the amount of average assets under management and are affected by sales levels, financial market conditions, redemptions, and the composition of assets.  Underwriting and distribution revenues, another substantial source of revenues, consist of sales charges and commissions derived from sales of investment and insurance products, distribution and/or service fees on certain variable products and mutual fund share classes, and fees earned on fee-based asset allocation products, as well as advisory services.  The products sold have various commission structures and the revenues received from sales of products vary based on the type and amount sold.  Our products are distributed through either our sales force of registered financial advisors (the “Advisors channel”) or non-proprietary distribution methods including other broker-dealers, other registered investment advisors (including the Legend retirement advisors), and 401(k) platforms (the “Wholesale channel”).  Rule 12b-1 distribution and/or service fees earned for distributing and/or servicing certain mutual fund shares are based upon a percentage of assets and fluctuate based on sales, redemptions, and financial market conditions.  Shareholder service fees include transfer agency fees, custodian fees for retirement plan accounts, and portfolio accounting fees.

Company Developments

The second quarter of 2005 was marked with considerable change for the Company, paving the way for future growth.  During this year’s second quarter, we settled various legal matters and announced significant changes to our executive management, including a new Chief Executive Officer and Chief Investment Officer, as well as a new independent Chairman of the Board of Directors.  Our broker-dealer subsidiaries also appointed a Chief Regulatory Officer.  We intend to move forward sharpening our focus on our core business and renewing our commitment to the values of service, quality and leadership.

Effective May 25, 2005, Keith A. Tucker, the Company’s Chief Executive Officer and Chairman of the Board resigned after serving thirteen years with the Company.  Consistent with emerging best practices in corporate governance, the Company separated the position of Chairman of the Board of Directors from that of the Chief Executive Officer.  The Company’s President and former Chief Investment Officer, Henry J. Herrmann, a thirty-four year veteran of the Company, was named Chief Executive Officer, while the position of independent, non-executive Chairman of the Board was filled by Alan W. Kosloff, an independent member of the Board.  Mr. Tucker will continue to serve the Company as a consultant for a period of eight years.  On June 20, 2005, Michael L. Avery, a twenty-four year veteran of our investment management team was appointed Chief Investment Officer.  Mr. Avery succeeds Mr. Herrmann in leading an investment management team of over 50 professionals; with Mr. Herrmann remaining chairman of the Investment Policy Committee.  Also during the second quarter, Terry L. Lister was hired as Chief Regulatory Officer for our two broker-dealer subsidiaries, Waddell & Reed, Inc. and Ivy Funds Distributor, Inc.  Mr. Lister has nearly thirty years experience in the securities regulatory field and will manage the compliance process in both our Advisors distribution channel and the non-proprietary sales within our Wholesale channel.

Of particular importance in this year’s second quarter, is our settlement of outstanding legal matters with the NASD and a consortium of states relating to variable annuity sales practices, and with Torchmark Corporation for outstanding litigation for actions in Alabama, California, and Kansas with the exception of an outstanding tax case between the companies described further in Note 9 “Contingencies” of the Notes to the Unaudited Consolidated Financial Statements.   Total expenses incurred in the second quarter of 2005 for these settlements were $35.0 million, pre-tax, and are discussed in further detail at Note 9 “Contingencies” of the Notes to the Unaudited Consolidated Financial Statements.

As announced last quarter, we are implementing a number of changes in the Advisors channel to revitalize sales growth.  We began this effort by appointing a new National Sales Manager and Associate National Sales Manager in conjunction with expanding the responsibility of the Chief Marketing Officer to also include distribution efforts through the Advisors channel.  During the second quarter of 2005, the Advisors channel support network in the home office underwent organizational restructuring implementing some common industry practices to better align with our financial advisors’ needs, including sales support and services.  For example, we have established a home office sales desk for use by our financial advisors, making experts available to answer any questions regarding our investment products in a prompt manner.  As a part of this restructuring, we incurred pre-tax charges of $504 thousand during the second quarter of 2005, primarily in the form of employee severance.  We have sharpened our focus on recruiting additional quality financial advisors; to this end we are developing a home office organization of internal recruiters designed to assist our field managers.  While these activities add costs to the Advisors distribution channel, they are designed to generate higher sales and productivity levels from our financial advisors.

On a year to date basis, total gross sales were $345 million higher than last year while the overall dollar value of redemptions was down $222 million.  The non-proprietary distribution component of the Wholesale channel continues to grow, with gross sales up $502 million, or 82% higher than last year, accounting for 43% of total sales across all distribution lines.  Redemptions in the Advisors channel declined $200 million, or 11%, year to date, contributing to the 38% decrease in the net outflows of this channel.

Recent Accounting Developments

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment, (revised 2004)” (“SFAS 123R”). SFAS 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, normally the vesting period. This revised statement allows entities to restate previously issued financial statements or adopt the provisions on a prospective basis. If restatement is chosen, the expense shown for prior periods will be the same amounts previously calculated and reported in their pro forma disclosures that had been required by Statement of Financial Accounting Standards No. 123,”Accounting for Stock-Based Compensation,” (“SFAS 123”).  The provisions of SFAS 123R are effective for our 2006 fiscal year beginning January 1, 2006. We will continue to apply the accounting provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for our stock-based compensation plans until the effective date of SFAS 123R.

On March 30, 2005, the SEC released Staff Accounting Bulletin No. 107, “Share Based Payments,” (“SAB 107”), which expresses the staff’s views regarding the application of SFAS 123R.  The impact of adopting SFAS 123R and SAB 107 cannot be accurately estimated at this time, as it is dependent on the amount of share based awards in future periods.  However, had the Company adopted SFAS 123R and SAB 107 in a prior period, the impact would approximate the pro forma impact to net income and earnings per share under SFAS 123’s fair value method of accounting for employee stock plans as described in the disclosure of pro forma net income (loss) and earnings (loss) per share in Note 1 in the Notes to our Unaudited Consolidated Financial Statements in this report.  SFAS 123R also requires that tax benefits received in excess of compensation cost recognized be reclassified from an operating cash flow to a financing cash flow in the Consolidated Statement of Cash Flows.  This change in classification will reduce net operating cash flows and increase net financing cash flows in the periods after adoption.

On April 25, 2005, the Compensation Committee of the Board of Directors approved the accelerated vesting of all then outstanding unvested options to purchase common stock of the Company previously awarded to employees, financial advisors, officers and directors.  This resulted in the accelerated vesting of options to purchase 624,267 shares of common stock of the Company.  Of these options, 447,497 were “in-the-money” options having an exercise price less than the then current market price of the Company’s common stock and a weighted average exercise price of $13.90 per share.  In order to prevent unintended personal benefits to directors and executive officers with such options, the Board imposed restrictions on any shares received through the exercise of accelerated options held by those individuals.  These restrictions prevent the sale of any stock obtained through exercise of an accelerated option prior to its original vesting date, other than the disposition of stock in the payment for the exercise price of options and associated income taxes, if any.

The Board of Directors (the “Board”) approved the accelerated vesting of these options based on the belief that it was in the best interest of the stockholders to reduce future compensation expense that the Company would otherwise be required to report in its statement of operations upon adoption of SFAS 123R in the first quarter of 2006.  Subsequent to the Board’s decision to accelerate the vesting of these options, the separation of employment of our former CEO triggered the remeasurement of compensation cost under current accounting standards and as a result we incurred compensation expense of $1.4 million during the second quarter of 2005.  We anticipate that all other “in-the-money” accelerated vesting option holders will remain employed with the Company throughout the original vesting term of such options, and therefore, in accordance with existing accounting standards, no expense will be recorded for these options, unless option holders are able to exercise an option that would have expired unexercisable pursuant to its original terms.

Change in Method of Reporting for Rule 12b-1 Service Fees

The Company changed its method for reporting Rule 12b-1 service fee revenues to the gross basis of presentation based upon Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”) which first became effective in 2000.   Previously, the Company presented Rule 12b-1 service fee revenue for both compensatory and reimbursement plans on a net basis, whereby such service fee revenue was recorded as an offset against related underwriting and distribution expenses and presented as a reduction of expenses in “Underwriting and distribution expenses.”  Although our reimbursement plans, which represent a significant portion of our total Rule 12b-1 service fee revenue, have indicators of both net and gross reporting under EITF 99-19, we have reconsidered the basis of our treatment under EITF 99-19 due to the growth in Rule 12b-1 service fee revenue under our compensatory plans, which have stronger indicators of gross reporting.  As a result of this evaluation, we determined that additional weight should be given to our role as primary obligor in transactions between mutual funds and their shareholders for our Rule 12b-1 reimbursement plans.  Further, we believe that with this change our presentation reflects the predominate industry practice for reporting Rule 12b-1 service fee revenue.

Under the Company’s revised presentation, Rule 12b-1 service fee revenue will no longer be presented as a reduction of Rule 12b-1 related expenses, and will result in an increase to both our underwriting and distribution revenue and expenses by the same amount. The revised presentation has no effect on gross margin dollars, net income, cash flows, working capital or shareholders’ equity amounts previously reported, and will not affect such amounts in future periods.  Refer to Note 8 “Change in Method of Reporting for Rule 12b-1 Service Fees” of the Notes to the Unaudited Consolidated Financial Statements for revised presentation of revenues and expenses for the quarterly reporting periods during the years 2005, 2004, and 2003 and the years ended December 31, 2004, 2003, 2002, 2001, and 2000.

Results of Operations — Three Months Ended June 30, 2005 as Compared with Three Months Ended June 30, 2004

Net Loss

The Company reported net loss of $7.1 million, or ($0.09) per diluted share, for the second quarter of 2005 compared to net income of $25.2 million, or $0.31 per diluted share, for the second quarter of 2004.  This year’s second quarter included several charges totaling $41.3 million pre-tax ($28.8 million net of tax) that are not considered typical ongoing operating expenses of the Company.  Included in the aggregate pre-tax charges of $41.3 million were $35.0 million related to settlements of outstanding litigation, and charges aggregating $6.3 million, primarily for costs relating to the separation of employment of our former CEO, and to a significantly lesser extent, various other separation and restructuring charges related to leadership changes made in the Advisors channel.  These charges are included as components of compensation expense, equity compensation expense, underwriting and distribution expense, and general and administrative expenses.  A discussion of the various components of net income follows.

Investment Management Fee Revenues

Investment management fee revenues were $64.5 million, an increase of $5.3 million, or 9%, from last year’s second quarter.  Total average assets under management for the current quarter were $38.2 billion compared to $36.1 billion for the second quarter of 2004, up 6%.

Revenues from management services provided to our retail mutual funds, which are distributed both through the Advisors channel and through non-proprietary distribution in the Wholesale channel, increased $5.1 million, or 11%, while the related retail average assets increased 7% to $30.0 billion.  Compared to last year’s second quarter, the average assets in the Ivy Funds family grew 68% to $5.2 billion due primarily to significant sales growth in the non-proprietary segment of the Wholesale channel.   Because of the slightly higher management fee rate, the significant growth in Ivy Funds average assets resulted in a larger management fee increase for combined retail mutual funds than the increase to combined retail average assets.  Institutional and separate account revenues increased 1% while related average assets increased 2% over last year’s second quarter.

The following tables provide information regarding the composition of our average assets under management by asset class and distribution channel (in millions).

	Second Quarter 2005
	Advisors Channel	Wholesale Channel
		Non-proprietary	Institutional	Total
	(in millions)

Asset Class:
Equity	$20,252	4,762	7,606	$32,620
Fixed Income	3,933	313	621	4,867
Money Market	670	56	—	726
Total	$24,855	5,131	8,227	$38,213

	Second Quarter 2004
	Advisors Channel	Wholesale Channel
		Non-proprietary	Institutional	Total
	(in millions)

Asset Class:
Equity	$19,336	3,662	7,406	$30,404
Fixed Income	3,884	268	693	4,845
Money Market	739	63	—	802
Total	$23,959	3,993	8,099	$36,051

Change in Assets Under Management

The following tables summarize the changes in our assets under management.  All sales are net of commissions.  The activity includes all Funds (by channel of distribution) including money market funds and net asset value accounts for which we receive no commissions, and institutional business.

	Second Quarter 2005
	Advisors	Wholesale Channel
	Channel	Non-proprietary	Institutional	Total
	(in millions)

Beginning Assets	$24,921	5,022	8,242	$38,185

Sales (net of commissions)	560	503	123	1,186
Redemptions	(824)	(286)	(349)	(1,459)
Net Sales	(264)	217	(226)	(273)

Net Exchanges	(14)	11	0	(3)
Reinvested Dividends & Capital Gains	53	16	30	99
Net Flows	(225)	244	(196)	(177)

Market Appreciation	696	101	269	1,066
Ending Assets	$25,392	5,367	8,315	$39,074

	Second Quarter 2004
	Advisors	Wholesale Channel
	Channel	Non-proprietary	Institutional	Total
	(in millions)

Beginning Assets	$24,276	4,048	8,336	$36,660

Sales (net of commissions)	532	280	192	1,004
Redemptions	(861)	(263)	(531)	(1,655)
Net Sales	(329)	17	(339)	(651)

Net Exchanges	(12)	11	0	(1)
Reinvested Dividends & Capital Gains	38	9	26	73
Net Flows	(303)	37	(313)	(579)

Market Appreciation	200	10	67	277
Ending Assets	$24,173	4,095	8,090	$36,358

The second quarter of 2005 yielded overall gross sales of $1.2 billion, comparing favorably to the same period last year.  Overall net flows improved 69% compared to last year’s second quarter.  Subadvised assets under management have grown significantly to $3.3 billion at June 30, 2005 compared to $1.2 billion at June 30, 2004.  During the second quarter of 2005, gross sales of subadvised funds were $414.2 million, representing 39% of total retail mutual fund gross sales and 35% of total gross sales.  Gross mutual fund sales through non-proprietary distribution improved 80% to $503 million.  Net flows of non-proprietary distribution were $244 million positive, resulting in over a 100% increase from last year’s second quarter.  Gross mutual fund sales of the Advisors channel improved 5% to $560 million, while net outflows of the

Advisors channel were reduced by 26% from last year’s second quarter.  Advisor productivity level increased 7% to $188 thousand per advisor in this year’s second quarter.  Productivity levels of veteran advisors (advisors with the company two years or more) increased 12% from last year’s second quarter to $289 thousand per veteran advisor.

Redemption rates were lower in this year’s second quarter compared to the same period last year for both distribution channels.  The combined long-term redemption rate, which includes our Funds and institutional and separate accounts but excludes money market fund redemptions, was 13.5% down from 16.4% in last year’s second quarter.

Underwriting and Distribution Fee Revenues and Expenses

Underwriting and distribution fee revenues were $65.9 million, an increase of $3.6 million, or 6%, due to a higher investment product sales and higher asset-based fees in this year’s second quarter. Underwriting and distribution fee expenses were $73.5 million, an increase of $6.8 million, or 10%, from last year’s second quarter.  Direct underwriting and distribution expenses increased approximately $3.8 million over last year’s second quarter, due primarily to higher commissions and a $0.7 million increase in amortization of deferred selling costs from sales of Class B and Class C shares.  Indirect expenses climbed $3.0 million over last year’s second quarter.  Of the $3.0 million increase to indirect expense, approximately $0.4 million was due to employee severance and restructuring costs in the Advisors channel resulting from changes in leadership made to revitalize sales.  For further discussion on the underwriting and distribution results, refer to the applicable distribution channel discussion below.

The following tables illustrate our underwriting and distribution fee revenues and expenses segregated by the method of distribution within the respective Advisors or Wholesale channel:

	Second Quarter 2005
	Advisors	Wholesale Channel
	Channel	Non-proprietary	Legend	Total
	(in thousands)

Revenue	$49,465	5,473	10,936	$65,874
Expenses
Direct	32,910	7,890	7,398	48,198
Indirect	18,659	3,603	3,008	25,270
	51,569	11,493	10,406	73,468
Net Underwriting & Distribution	$(2,104)	(6,020)	530	$(7,594)

	Second Quarter 2004
	Advisors	Wholesale Channel
	Channel	Non-proprietary	Legend	Total
	(in thousands)

Revenue	$48,448	3,425	10,433	$62,306
Expenses
Direct	31,498	5,855	7,045	44,398
Indirect	17,107	2,679	2,467	22,253
	48,605	8,534	9,512	66,651
Net Underwriting & Distribution	$(157)	(5,109)	921	$(4,345)

Distribution Margin

Our consolidated distribution margin declined to -11.5% in this year’s second quarter compared to -7.0% in last year’s comparative period.  The Advisors channel distribution margin, which excludes our non-proprietary distribution efforts and better reflects only the activity of our sales force, decreased to -4.3% in this year’s second quarter compared to -0.3% for last year’s comparative period.   The Advisors channel second quarter distribution margin calculation includes approximately $0.4 million of costs for employee severance and restructuring; excluding those costs the Advisors channel distribution margin would have been
-3.4%.

Advisors Channel

Underwriting and distribution revenues earned in the Advisors channel in this year’s second quarter increased $1.0 million, or 2%, from the comparative period last year to $49.5 million.  Commissions received from the sale of front-end load products, which include mutual fund Class A shares (those sponsored by the Company and those underwritten by other non-proprietary mutual fund companies), financial plans and various variable annuity products, were $23.1 million, up $1.2 million, or 6%, from last year’s second quarter in direct correlation with front-end load product sales, which were up 5%. Financial planning fee revenue was $0.8 million higher than last year’s second quarter as the number of financial plans sold increased 25%.

The following table illustrates commissionable proprietary investment product sales by our financial advisors, including sales of our InvestEd portfolios.  Sales are shown gross of commissions and exclude sales by Legend retirement advisors, money market funds, other non-proprietary mutual funds, insurance products, and mutual funds sold at net asset value for which we receive no commission.

			Variance
	2Q 2005	2Q 2004	Amount	Percentage
	(amount in millions, except percentage data)

Front-end load sales (Class A)	$316	295	21	7%
Variable annuity products	79	84	(5)	-6%
Front-load product total	395	379	16	4%

Deferred-load sales (Class B&C)	56	58	(2)	-3%
Allocation products	6	—	6	nm
Total proprietary sales	$457	437	20	5%

Revenues earned on the sale of insurance products increased slightly to $0.1 million, or 3%, compared with last year’s second quarter.  Asset-based distribution fee revenues earned on Class B and Class C shares were essentially flat with last year’s second quarter, increasing $0.1 million to $3.5 million. Rule 12b-1 asset-based fees earned from assets sold through the Advisors channel increased $0.3 million, or 2%, from last year’s second quarter to $14.3 million.  Asset-based fees earned on our allocation products were down $0.7 million, or 22%, from the second quarter last year corresponding to a 25% decline in average assets in asset allocation products.

Underwriting and distribution expenses in the Advisors channel increased $3.0 million, or 6%, to $51.6 million for the second quarter of 2005. Direct expenses were up $1.4 million, or 4%, to $32.9 million primarily due to higher commission expenses.  Front-load commission expenses, excluding commissions paid on financial plan sales, increased $0.4 million, or 4%, while the corresponding sales increased 5%.  Commission expenses from the sale of financial plans, which are considered a front-end load product but are not included in the front-end load sales volume, increased $0.7 million.  Also, commission expenses from insurance sales, which are not considered front-end load investment products, increased $0.1 million, or 3%, directly corresponding to the 3% increase in insurance commission revenues due to slightly higher sales of these products in this year’s second quarter.  Asset-based Rule 12b-1 service fee commission expenses, which are paid to our financial advisors, increased $0.4 million, or 4%, from last year to $11.0 million.  Commissions paid on our asset allocation products were down $0.3 million, or 25%, due to the decline in average assets in asset allocation products.

Indirect expenses of the Advisors channel increased $1.6 million, or 9%, from last year’s second quarter to $18.7 million.  In this year’s second quarter, we incurred approximately $0.4 million in organizational restructuring costs, primarily in the form of employee severance.  Additionally, increased costs for sales program initiatives, marketing and sales brochures, relocation assistance related to leadership changes, and increased compensation and benefit expense associated with the addition of home office financial advisors support personnel led to the overall increase in indirect expenses.  We are in the process of implementing changes to revitalize this distribution channel with a focus on advisor recruiting and providing internal wholesaling resources for our advisors to improve sales levels and advisor productivity.

Wholesale Channel

Underwriting and distribution revenues and expenses in the Wholesale channel are generated by non-proprietary distribution of our mutual funds through other broker dealers, other registered investment advisors, 401(k) platforms and through distribution of various investment products by Legend retirement advisors.  Revenues earned in the Wholesale channel increased $2.6 million, or 18%, to $16.4 million. Revenues at Legend increased 5%, or $0.5 million, to $10.9 million from last year’s second quarter due to increases in advisory fees and commissions received on sales.  Rule 12b-1 asset-based fees earned from assets sold through non-proprietary distribution increased $0.9 million, or 33%, from last year to $3.5 million.  Asset-based distribution revenue earned from assets sold through non-proprietary distribution increased $0.9 million, or 40%, corresponding to 40% growth in the related Class B and Class C average assets, while commissions received for certain mutual fund sales through non-proprietary distribution that are not load-waived increased $0.5 million to $0.8 million.

Underwriting and distribution expenses of the Wholesale channel increased $3.9 million, or 21%, to $21.9 million in the second quarter of 2005. Direct expenses increased $2.4 million, or 19%, to $15.3 million due primarily to increased amortization of Class B and Class C share deferred selling costs and higher wholesaler commission expense.  Amortization of deferred selling costs for Class B and Class C shares increased $0.8 million from last year’s second quarter to $1.5 million in the current period.  Wholesaler commissions on sales of the Ivy Funds through non-proprietary distribution increased $0.6 million as our gross mutual fund sales through this segment of the Wholesale channel increased 80% to $503 million for the second quarter of 2005.  Asset-based Rule 12b-1 service fee commission expenses increased $0.3 million, or 11%, from last year to $3.5 million.  Commissions paid to Legend retirement advisors increased $0.3 million, or 5%.

Indirect expenses increased $1.5 million, or 28%, from last year’s second quarter to $6.6 million.  With the addition of several full-time internal and external wholesalers compared to last year’s second quarter and increased headcount at Legend, related compensation expense increased approximately $0.4 million in the Wholesale channel.  An increase in business meetings and travel costs of approximately $0.4 million also contributed to the rise in indirect expenses.

Shareholder Service Fee Revenue

Shareholder service fee revenues from transfer agency, custodian, and accounting services were $20.3 million, an increase of $1.2 million, or 6%, from the second quarter of 2004.  The average number of shareholder accounts, one of the primary drivers of service fee revenue, also increased 6% to 2.51 million at June 30, 2005 compared with 2.36 million at June 30, 2004.

Compensation and Related Costs

In this year’s second quarter, compensation and related costs (excluding equity compensation discussed below), increased by $1.8 million, or 10%, to $19.8 million.  Salaries, wages, and related payroll taxes were up $1.3 million, or 11%.  A charge of $0.5 million related to the resignation of our former CEO also contributed to the increase in the current period.  Average employee headcount increased 5% from last year’s second quarter, primarily in our information technology services department.  Changes in the discount rate and expected return on plan asset assumptions resulted in an increase in pension expense of  $0.3 million from last year’s second quarter.

Equity Compensation

Equity compensation expense in the second quarter of 2005 was $6.2 million compared to $3.4 million in the second quarter of 2004, an increase of 84%.  The increase is due in part to increased amortization expense of approximately $0.9 million associated with our annual grant of restricted stock on April 2, 2005 discussed below, and in part to $2.2 million in charges related to the resignation of our former CEO - $1.4 million relating to certain stock options for which vesting had previously been accelerated, and the remaining balance taken to reflect a change in the amortization of restricted stock from the straight-line method to a graded vesting method due to the change in employment status.  We expect to continue experiencing increased stock compensation expense from annual restricted stock grants.

On April 2, 2005, we granted 1,107,533 shares of restricted stock with a fair market value of $19.75 per share under the Company’s Stock Incentive Plan, as amended and restated (the “SIP”).  These shares vest over four years in one-third increments annually beginning on the second anniversary of the grant date.  Under the SIP, unvested shares of restricted stock may be forfeited upon the termination of employment with the Company, dependent upon the circumstances of termination.  Except for restrictions placed on the transferability of the restricted stock, holders of restricted stock have full stockholders rights during the term of restriction, including voting rights and the rights to receive cash dividends.  Based on the market value of these restricted shares on the grant date, we recorded deferred compensation totaling $21.9 million during the second quarter of 2005.  Deferred compensation is included as a component of stockholders’ equity and is recognized as expense over the four-year vesting period.

Subadvisory Fees

Subadvisory fees represent fees paid to other asset managers who provide advisory services for certain Ivy mutual fund portfolios obtained in the acquisition of Mackenzie Investment Management, Inc. and certain assets from the strategic alliance with Securian Financial Group, Inc.  In most cases, these other asset managers were subadvising the assets prior to our acquisition and specialize in investment styles not offered by the Company.  Subadvisory fees for the second quarter of 2005 were $4.1 million, an increase of $2.8 million from last year’s second quarter, due to substantial growth in the average assets of certain subadvised funds.  In the second quarter of 2005, approximately 40% of total retail mutual fund gross sales were of funds managed by subadvisors.  Gross management fees earned from these assets are included as part of management fee revenues discussed above.

General and Administrative Costs

General and administrative expenses increased by $40.3 million to $49.9 million in the second quarter of 2005.  Of the $40.3 million increase, $38.2 million were charges not typical of ongoing operations of the Company.  As a result of the settlement of outstanding legal matters with Torchmark Corporation for actions in Alabama, California, and Kansas (with the exception of the outstanding tax case between the companies described further in Note 9 “Contingencies” of the Notes to the Unaudited Consolidated Financial Statements) we incurred a charge of $14.5 million.   Additionally, as a result of the settlement of outstanding legal matters with the NASD and a consortium of states relating to variable annuity sales practices, we incurred a charge of $20.5 million.  Also included as a charge in the overall $40.3 million increase to general and administrative expenses was a $3.0 million payment to our former CEO pursuant to his resignation and the entry into an eight year consulting agreement for ongoing managerial and advisory services.  Under this agreement, he will continue to receive $0.4 million per year for rendered services.  We also incurred approximately $0.2 million for legal and consulting fees related to the separation.

Excluding the aforementioned charges, general and administrative expenses increased $2.2 million, or 23%, from last year’s second quarter.  Increased costs for space rent, computer services, dealer services, regulatory shareholder filings, and audit and consulting fees aggregated to approximately $1.5 million over last year’s second quarter. We also had non-recurring expenses of $0.4 million related to a change in home office expansion plans.

Investment and Other Income, Interest Expense and Taxes

Investment and other income decreased $1.0 million from last year’s second quarter to $1.4 million for the second quarter of 2005.  Last year’s second quarter included a realized gain on trading securities of  $1.9 million which resulted from the change in classification for certain mutual fund holdings from available-for-sale to trading.  The change in classification was made to hedge our exposure to market volatility created by our deferred compensation liabilities.  The current period’s realized gain on this portfolio was $0.3 million.  Interest on short-term investments received during the second quarter of 2005 was $0.5 million higher than the comparative period last year due to higher average balances and interest rates.

Interest expense increased $1.3 million, or 53%, from last year’s second quarter due to a combination of higher average short-term borrowings and rates, and a $1.0 million decrease in the benefit from the interest rate swap on our senior notes compared to last year’s second quarter.  Higher average borrowings on short-term loans in the current year coupled with higher average interest rates, 3.19% compared to 1.35%, resulted in higher interest of $0.3 million on short-term loans.  The remainder of the increase was attributed to higher interest expense on our 7.5% senior notes between periods as a result of higher variable rates paid on the interest rate swap.  As of June 30, 2005, the floating rate being paid was 5.79% compared to 3.81% as of June 30, 2004.

In this year’s second quarter, the effective tax rate was impacted by the non-deductible charges recorded in connection with the settlement of litigation with the NASD and a consortium of states related to variable annuity sales practices.

Results of Operations – Six Months Ended June 30, 2005 as Compared with Six Months Ended June 30, 2004

Net Income

The Company reported net income of $15.7 million, or $0.19 per diluted share, for the first six months of 2005 compared to net income of $53.1 million, or $0.65 per diluted share, in the same period last year.  In this year’s second quarter, we incurred several charges totaling to $41.3 million ($28.8 million net of tax) that are not considered typical ongoing operating expenses of the Company.  Included in the aggregate charges of $41.3 million were $35.0 million related to settlements of outstanding litigation, and charges aggregating $6.3 million, pre-tax, primarily for costs relating to the separation of employment of our former CEO, and to a significantly lesser extent various other separation and restructuring charges related to leadership changes made in the Advisors channel.  These charges are included as a component of compensation expense, equity compensation expense, underwriting and distribution expense, and general and administrative expenses.  A discussion of the various components of year to date net income follows.

Investment Management Fee Revenues

Investment management fee revenues were $128.1 million, an increase of $8.6 million, or 7%, from the first six months last year.  Total average assets under management for the year to date were $38.3 billion compared to $36.5 billion for the first six months of 2004, up 5%.

Revenues from management services provided to our retail mutual funds, which are distributed both through the Advisors channel and through non-proprietary distribution in the Wholesale channel, increased $8.5 million, or 9%, while the related retail average assets increased 6% to $29.9 billion.  Compared to last year’s first six months, the average assets in the Ivy Funds family grew 63% to $4.9 billion due to significant sales growth in the non-proprietary segment of the Wholesale channel.   The average assets in the Advisors Funds family contracted 2%, due in part to net asset outflows, some of which moved into the Ivy Funds family.  Because of the slightly higher management fee rate, the significant growth in Ivy Funds average assets resulted in a larger management fee increase for combined retail mutual funds than the increase to combined retail average assets.  Institutional and separate account business was flat compared with the first six months of 2004.

The following tables provide information regarding the composition of our average assets under management by asset class and distribution channel (in millions).

	Year to Date 2005
	Advisors	Wholesale Channel
	Channel	Non-proprietary	Institutional	Total
	(in millions)

Asset Class:
Equity	$20,303	4,622	7,737	$32,662
Fixed Income	3,962	318	630	4,910
Money Market	682	55	—	737
Total	$24,947	4,995	8,367	$38,309

	Year to Date 2004
	Advisors	Wholesale Channel
	Channel	Non-proprietary	Institutional	Total
	(in millions)

Asset Class:
Equity	$19,518	3,657	7,579	$30,754
Fixed Income	3,968	273	704	4,945
Money Market	767	61	—	828
Total	$24,253	3,991	8,283	$36,527

Change in Assets Under Management

The following tables summarize the changes in our assets under management.  All sales are net of commissions.  The activity includes all Funds (by channel of distribution) including money market funds and net asset value accounts for which we receive no commissions, and institutional business.

	Year to Date 2005
	Advisors	Wholesale Channel
	Channel	Non-proprietary	Institutional	Total
	(in millions)

Beginning Assets	$25,297	4,702	8,659	$38,658

Sales (net of commissions)	1,142	1,114	361	2,617
Redemptions	(1,558)	(588)	(855)	(3,001)
Net Sales	(416)	526	(494)	(384)

Net Exchanges	(31)	25	0	(6)
Reinvested Dividends & Capital Gains	92	17	63	172
Net Flows	(355)	568	(431)	(218)

Market Appreciation	450	97	87	634
Ending Assets	$25,392	5,367	8,315	$39,074

	Year to Date 2004
	Advisors	Wholesale Channel
	Channel	Non-proprietary	Institutional	Total
	(in millions)

Beginning Assets	$24,337	3,805	8,431	$36,573

Sales (net of commissions)	1,169	612	491	2,272
Redemptions	(1,758)	(501)	(964)	(3,223)
Net Sales	(589)	111	(473)	(951)

Net Exchanges	(62)	59	0	(3)
Reinvested Dividends & Capital Gains	76	11	58	145
Net Flows	(575)	181	(415)	(809)

Market Appreciation	411	109	74	594
Ending Assets	$24,173	4,095	8,090	$36,358

The first six months of 2005 yielded overall gross sales of $2.6 billion, comparing favorably to the same period last year.  Overall net flows improved 73% compared to last year.  Subadvised assets under management have grown significantly to $3.3 billion at June 30, 2005.  During the first six months of 2005, gross sales of subadvised funds were $978.3 million, representing 43% of total retail mutual fund gross sales and 37% of overall gross sales.  Gross mutual fund sales through both the Advisors channel and the non-proprietary distribution component of the Wholesale channel were $1.1 billion, improving 2% and 82%, respectively, from last year.  While the dollar value of redemptions in the Advisors channel improved from the same period last year, the net flows in the channel remain negative, although showing improvement of

38% compared to last year.   Net flows of non-proprietary distribution were $568 million positive, resulting in over a 200% increase from last year’s first six months.  As the number of advisors decreased 2% from last year, the advisor productivity level was essentially flat at $376 thousand per advisor.

The combined long-term redemption rate, which includes our Funds and institutional and separate accounts (but excludes money market fund redemptions), improved to 14.2% down from 15.6% for the first six months of last year.  The long-term redemption rate improved in both the Advisors channel and the Wholesale channel for the first six months of this year, to 10.1% from 11.3% in the Advisors channel and to 21.6% from 23.7% in the Wholesale channel.

Underwriting and Distribution Fee Revenues and Expenses

Underwriting and distribution fee revenues were $133.2 million for the first six months of 2005, an increase of $4.7 million compared to last year.  The rise in revenue is due to a $5.0 million increase in Rule 12b-1 fee revenue and higher asset-based distribution fees in the non-proprietary segment of the Wholesale channel, partially offset by a 4% reduction in investment product sales volume in the Advisors channel year to date. Underwriting and distribution fee expenses were $147.8 million, an increase of $12.9 million, or 10%, from last year as expenses climbed in both distribution channels.  Direct underwriting and distribution expenses increased approximately $7.3 million, or 8%, over last year due primarily to a $2.9 million true-up adjustment to both Rule 12b-1 revenues and expenses, higher wholesaler commissions, and an increase in amortization of deferred selling costs from sales of Class B and Class C shares.  Indirect expenses increased $5.6 million, or 13%, over last year.  Included in the increase to indirect expense was approximately $0.4 million for employee severance and restructuring costs in the Advisors channel resulting from changes in leadership made to revitalize sales.  For further discussion on the underwriting and distribution results, refer to the applicable distribution channel discussion below.

The following table illustrates our underwriting and distribution fee revenues and expenses segregated by the method of distribution within the respective Advisors or Wholesale channel:

	Year to Date 2005
	Advisors	Wholesale Channel
	Channel	Non-proprietary	Legend	Total
	(in thousands)

Revenue	$101,031	10,426	21,762	$133,219
Expenses
Direct	68,096	15,447	14,452	97,995
Indirect	37,248	6,786	5,728	49,762
	105,344	22,233	20,180	147,757
Net Underwriting & Distribution	$(4,313)	(11,807)	1,582	$(14,538)

	Year to Date 2004
	Advisors	Wholesale Channel
	Channel	Non-proprietary	Legend	Total
	(in thousands)

Revenue	$101,489	6,601	20,433	$128,523
Expenses
Direct	66,057	10,808	13,825	90,690
Indirect	34,063	5,274	4,797	44,134
	100,120	16,082	18,622	134,824
Net Underwriting & Distribution	$1,369	(9,481)	1,811	$(6,301)

Distribution Margin

Our consolidated distribution margin declined to -10.9% in the first six months of 2005 compared to -4.9% in the comparative period last year; this is due to lower sales in the Advisors channel, an increase in direct selling costs of the Wholesale channel, and an increase in indirect selling costs for both distribution channels.  The Advisors channel distribution margin, which excludes our non-proprietary distribution efforts and better reflects only the activity of our sales force, decreased to -4.3% for the period to date compared to 1.3% for last year’s period to date.  Lower sales volume coupled with higher indirect selling costs from legal and regulatory costs, advertising and marketing costs, and costs of restructuring contributed to the decline in margin in the Advisors channel.

Advisors Channel

Underwriting and distribution revenues earned in the Advisors channel in this year’s first six months decreased $0.5 million to $101.0 million, essentially flat compared to the prior period . Commissions received from the sale of front-end load products, which include mutual fund Class A shares (those sponsored by the Company and those underwritten by other non-proprietary mutual fund companies), financial plans and various variable annuity products, were $46.3 million, down $1.1 million, or 2%, from last year’s first six months.  The decline in front-load revenues was primarily due to 24% lower variable annuity product sales, resulting in a $2.8 million reduction to front-load revenue.  Higher sales of financial plans combined with a higher average per plan fee contributed a $1.5 million increase to front-load product revenue, somewhat offsetting the decline attributed to variable annuity sales.    For the year to date 2005, our financial advisors sold $639 million of our proprietary Class A share mutual funds, down 2% from the same time period last year.

The following table illustrates commissionable proprietary investment product sales by our financial advisors, including sales of our InvestEd portfolios.  Sales are shown gross of commissions and exclude sales by Legend retirement advisors, money market funds, other non-proprietary mutual funds, insurance products, and mutual funds sold at net asset value for which we receive no commission.

			Variance
	YTD 2005	YTD 2004	Amount	Percentage
	(amount in millions, except percentage data)

Front-end load sales (Class A)	$639	628	11	2%
Variable annuity products	158	209	(51)	-24%
Front-load product total	797	837	(40)	-5%

Deferred-load sales (Class B&C)	114	128	(14)	-11%
Allocation products	15	—	15	nm
Total proprietary sales	926	965	(39)	-4%

Offsetting declines in commission revenues, Rule 12b-1 revenues, which are asset-based, were $3.4 million higher than last year’s first six months, largely due to a $2.9 million true-up adjustment to both revenues and expenses, but also due to growth in related assets.  Additionally, revenues earned on the sale of insurance products were down $1.3 million, or 13%, year to date.  Asset-based distribution fee revenue earned on Class B and Class C shares were flat with last year at $7.0 million. Asset-based fees earned on our allocation products were down $1.6 million, or 22%, from last year corresponding to a 23% decline in average assets in asset allocation products.

Underwriting and distribution expenses in the Advisors channel increased $5.2 million, or 5%, to $105.3 million for the first six months of 2005. Direct expenses were up $2.0 million, or 3%, to $68.1 million primarily due to a $2.9 million adjustment to both revenues and expenses in addition to an increase in Rule 12b-1 asset-based service fee commission expenses of approximately $0.7 million, offset by lower selling commission expenses.  Front-load commission expenses, excluding commissions paid on financial plan sales, declined $1.4 million, or 6%, while the corresponding sales decreased 4%.  Commission expenses from the sale of financial plans, which are considered a front-end load product but are not included in the front-end load sales volume, increased $1.5 million, slightly offsetting the overall decline in commission expense.  Commission expenses from insurance sales, which are not considered front-end load investment products, declined $0.9 million, or 15%, corresponding to the 13% decline in insurance commission revenues due to lower sales of these products primarily in this year’s first quarter.

Indirect expenses of the Advisors channel increased $3.2 million, or 9%, from last year’s first six months to $37.2 million.  In this year’s second quarter, we incurred approximately $0.4 million in organizational restructuring costs, primarily in the form of employee severance.  Legal and regulatory expenses associated with the Advisors channel increased $0.5 million over last year.  Lower costs for field office rent were offset by increased costs for sales program initiatives, marketing and sales brochures, production costs for an upcoming television campaign, relocation assistance related to leadership changes, and increased compensation and benefits expense associated with the addition of home office financial advisors support personnel.  We are in the process of implementing changes to revitalize this distribution channel with a focus on advisor recruiting and providing internal wholesaling resources for our advisors to improve sales levels and advisor productivity.

Wholesale Channel

Underwriting and distribution revenues and expenses in the Wholesale channel are generated by non-proprietary distribution of our mutual funds through other broker dealers, other registered investment advisors, 401(k) platforms and through distribution of various investment products by Legend retirement advisors.

Revenues earned in the Wholesale channel increased $5.2 million, or 19%, to $32.2 million. Revenues received from Rule 12b-1 fees collected from certain of our mutual funds increased $1.6 million due to growth in the related average assets.  Revenues at Legend increased $1.3 million from last year’s first six months to $21.8 million due to increases in advisory fees, sales commissions, and asset-based service and distribution fees.  In the current year, commissions received for certain mutual fund sales through non-proprietary distribution increased $1.0 million, to $1.5 million.  Asset-based distribution revenue increased $1.6 million, or 33%, corresponding to the 35% growth in the related Class B and Class C average assets.

Underwriting and distribution expenses of the Wholesale channel increased $7.7 million, or 22%, to $42.4 million for the first six months of 2005.  Direct expenses increased $5.3 million, or 21%, to $29.9 million due primarily to increased wholesaler commission expenses, increased amortization of Class B and Class C share deferred selling costs, and higher commission expenses associated with Rule 12b-1 service fees.  Wholesaler commissions on sales of the Ivy Funds through non-proprietary distribution increased $1.4 million as our gross mutual fund sales through this segment of the Wholesale channel increased 82% to $1.1 billion for the first six months of 2005.  Amortization of deferred selling costs resulting from sales of Class B and Class C shares increased $1.5 million from last year to $2.7 million in the current period.  Rule 12b-1 commission expenses increased $0.9 million to $6.7 million in the current period. Commissions paid to Legend retirement advisors increased $0.6 million, or 4%.

Indirect expenses increased $2.4 million, or 24%, from last year’s first six months to $12.5 million; $1.5 million due to increased costs of the non-proprietary sales channel and $0.9 million due to increased costs at Legend.   With the addition of several full-time internal and external wholesalers and increased headcount at Legend for the first half of this year, related compensation and benefits expense increased approximately $0.5 million at Legend and $0.8 million in the non-proprietary segment of the Wholesale channel.  A decline in costs for computer software and software maintenance and licensing were offset by increased costs for business meetings and travel and advertising in the first six months of this year.

Shareholder Service Fee Revenue

Shareholder service fee revenues from transfer agency, custodian, and accounting services were $40.1 million, an increase of $2.1 million, or 5%, from the first six months of 2004.  The average number of shareholder accounts, one of the primary drivers of service fee revenue, increased 5% to 2.48 million at June 30, 2005 compared with 2.36 million at June 30, 2004.

Compensation and Related Costs

In the first six months of 2005, compensation and related costs (excluding equity compensation discussed below), increased by $3.3 million, or 9%, to $39.6 million.  Salaries, wages, and related payroll taxes were up $2.7 million, or 11%.  A charge of $0.5 million related to the resignation of our former CEO also contributed to the current year increase.  Average employee headcount increased 6% from last year, primarily in our information technology services department, but also at Legend in the area of client service support.  Changes in the discount rate and expected return on plan asset assumptions resulted in an increase in pension expense of  $0.4 million from last year.

Equity Compensation

Equity compensation expense in the first six months of 2005 was $9.0 million compared to $4.6 million last year, an increase of $4.4 million or 95%.  The increase is due to increased amortization expense of approximately $0.9 million associated with this year’s annual grant of restricted stock on April 2, 2005 discussed below and approximately $1.5 million for amortization expense for the annual grant on April 2, 2004 that was incurred during the first three months of 2005.  Additionally, we incurred $2.2 million in charges related to the resignation of our former CEO - $1.4 million relating to certain stock options for which vesting had previously been accelerated, and the remaining balance taken to reflect a change in the amortization of restricted stock from the straight-line method to a graded vesting method due to the change in employment status.  We expect to continue experiencing increased stock compensation expense from annual restricted stock grants.

On April 2, 2005, we granted 1,107,533 shares of restricted stock with a fair market value of $19.75 per share under the Company’s Stock Incentive Plan, as amended and restated (the “SIP”).  These shares vest over four years in one-third increments annually beginning on the second anniversary of the grant date.  Under the SIP, unvested shares of restricted stock may be forfeited upon the termination of employment with the Company, dependent upon the circumstances of termination.  Except for restrictions placed on the transferability of the restricted stock, holders of restricted stock have full stockholders rights during the term of restriction, including voting rights and the rights to receive cash dividends.  Based on the market value of these restricted shares on the grant date, we recorded deferred compensation totaling $21.9 million during the second quarter of 2005.  Deferred compensation is included as a component of stockholders’ equity and is recognized as expense over the four-year vesting period.

Subadvisory Fees

Subadvisory fees represent fees paid to other asset managers who provide advisory services for certain Ivy mutual fund portfolios obtained in the acquisition of Mackenzie Investment Management, Inc. and certain assets from the strategic alliance with Securian Financial Group, Inc.  In most cases, these other asset managers were subadvising the assets prior to our acquisition and specialize in investment styles not offered by the Company.  Subadvisory fees for the first six months of 2005 were $7.7 million, an increase of $5.2 million from last year, due to substantial growth in the average assets of certain subadvised funds.  In the first six months of 2005, approximately 43% of total retail mutual fund gross sales were of funds managed by subadvisors.  Gross management fees earned from these assets are included as part of management fee revenues discussed above.

General and Administrative Costs

General and administrative expenses increased by $41.1 million to $60.1 million for the first six months of 2005.  Of the $41.1 million increase, $38.2 million were charges not typical of ongoing operations of the Company.  As a result of the settlement of outstanding legal matters with Torchmark Corporation for actions in Alabama, California, and Kansas (with the exception of the outstanding tax case between the companies described further in Note 9 “Contingencies” of the Notes to the Unaudited Consolidated Financial Statements) we incurred a charge of $14.5 million.   Additionally, as a result of the settlement of outstanding legal matters with the NASD and a consortium of states relating to variable annuity sales practices, we incurred a charge of $20.5 million.  Also included as a charge in the overall $41.1 million increase to general and administrative expenses was a $3.0 million payment to our former CEO pursuant to his resignation and the entry into an eight year consulting agreement for ongoing managerial and advisory services.  Under this agreement, he will continue to receive $0.4 million per year for rendered services.  We also incurred approximately $0.2 million in legal and consulting fees related to the separation.

Excluding the aforementioned charges, general and administrative expenses increased $2.9 million, or 15%, from the first six months of last year.  Lower expenses for contracted business services and employment agencies did not offset increased costs aggregating to $2.7 million for space rent, computer services, dealer services, regulatory shareholder filings, audit, consulting, and legal fees.   We also had non-recurring expenses of $0.4 million related to a change in home office expansion plans.

Investment and Other Income, Interest Expense and Taxes

Investment and other income decreased $0.3 million, or 9%, to $2.8 million from last year.  Last year’s comparative six month period included a realized gain on trading securities of  $1.9 million which resulted from the change in classification for certain mutual fund holdings from available-for-sale to trading.  The change in classification was made to hedge our exposure to market volatility created by our deferred compensation liabilities.  In the current period, we had a $1.0 million gain on the sale of available-for-sale securities and increased interest earned on short-term investments of $0.7 million due to higher average balances and rates.   In the current period, we also earned interest of $0.6 million from a cash appeal bond deposit that was returned to us on June 8, 2005 as part of resolution of outstanding legal matters with Torchmark Corporation.

Interest expense increased $2.2 million, or 47%, from last year due to a combination of higher average short-term borrowings and rates, and a decrease in the benefit from the interest rate swap on our senior notes compared to the first six months last year.  Higher average short-term borrowings in the current year coupled with higher average interest rates, 2.94% compared to 1.33%, resulted in higher interest of $0.4 million on short-term loans.  The remainder of the increase was attributed to higher interest expense of $1.8 million on our 7.5% senior notes between periods as a result of higher variable rates paid on the interest rate swap.  As of June 30, 2005, the floating rate being paid was 5.79% compared to 3.81% as of June 30, 2004.

Our effective income tax rate for the first six months of 2005 was 44.8% compared to 35.9% last year.    The higher effective tax rate in the current year reflects the impact of non-deductible charges recorded in connection with the settlement of litigation with the NASD and consortium of states related to variable annuity sales practices.  We expect our normalized effective income tax rate to be in the range of 36.5% to 36.7%.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operations.  Cash and cash equivalents were $118.5 million at June 30, 2005, an increase of $34.6 million from December 31, 2004.  Cash and cash equivalents include reserves of $17.4 million and $22.6 million for the benefit of customers in compliance with securities regulations at June 30, 2005 and December 31, 2004, respectively.  Cash and cash equivalents, investment securities and current receivables decreased to $236.0 million at June 30, 2005 from $272.6 million at December 31, 2004.

A $36.0 million standby letter of credit was issued by a bank on our behalf in connection with a court appeal bond posted with the Supreme Court of the State of New York (the “NY Supreme Court”) in the amount of $28.7 million related to an award against us in the Sawtelle arbitration case. As of June 30, 2005, we had pledged a portion of our investment securities with a combined market value of $15.9 million and a portion of our cash and cash equivalents (in the form of commercial paper) with a combined market value of $26.4 million as collateral for performance of our obligations to the bank under the letter of credit.  On July 21, 2005, as ordered by the NY Supreme Court on January 28, 2004 due to the award being reversed and vacated, the issuer of the appeal bond released the bank of its obligation under the letter of credit agreement.  As such, the pledged securities have been released from their restriction effective July 21, 2005. Refer to Note 9 “Contingencies” for more information regarding the release of the appeal bond.

Cash flow provided by operations was $18.9 million, a decline of $21.8 million from June 30, 2004.  This decline was attributable to litigation payments of $21.5 million related to settlements reached with the NASD and Torchmark described in Note 9 “Contingencies” in the Notes to the Unaudited Consolidated Financial Statements.

Cash flow provided by investing activities was $67.7 million during the first six months of 2005, an increase of $64.0 million from last year.  In the second quarter of this year, a cash appeal bond of $56.3 million plus accrued interest of $1.1 million was returned to us as part of the resolution of outstanding legal matters with Torchmark Corporation.  Also, proceeds from sales and maturities of available-for-sale investment securities in the amount of $14.6 million were partially offset by approximately $4.3 million in capital expenditures mainly for data processing equipment and software development.  Cash flow provided by investing activities during the first six months of 2004 was $3.7 million.  Last year, we purchased investment securities in the amount of $1.1 million and made capital expenditures in the amount of $3.9 million.  Offsetting these uses of cash was the maturity of investment securities in the amount of $8.7 million.

Cash flow used in financing activities during the first six months of 2005 was $52.1 million, an increase of $11.8 million from the same period last year.  The use of cash consisted of dividends paid in the amount of $25.0 million, repayments of short-term borrowings of $21.0 million, and repurchases of our common stock in the amount of $6.0 million.  Cash flows used in financing activities during the first six months of 2004 were $40.3 million, which consisted primarily of repurchases of our common stock in the amount of $21.8 million and dividends paid in the amount of $24.7 million.  These amounts were partially offset by short-term borrowings of $2.0 million and cash received from the exercise of employee stock options of $4.1 million.

We have a 364-day revolving credit facility with various lenders for a total of $200.0 million, whereby the lenders could, at their option upon our request, expand the facility to $300.0 million.  At June 30, 2005, there was no balance outstanding under the facility.

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

Supplemental Information

	2Q 2005	2Q 2004	Change	YTD 2005	YTD 2004	Change
Redemption rates - long term
Advisors Channel	10.6%	11.4%		10.1%	11.3%
Wholesale Channel	18.8%	26.1%		21.6%	23.7%
Non-proprietary	21.8%	25.6%		23.2%	24.4%
Institutional	17.0%	26.4%		20.6%	23.4%
Total	13.5%	16.4%		14.2%	15.6%

Sales per advisor (000’s) (1)
Total	188	176	6.8%	376	378	-0.5%
2+ Years (2)	289	259	11.6%	575	568	1.2%
0 to 2 Years (3)	49	50	-2.0%	100	111	-9.9%

Gross production per advisor	13.4	13.0	3.1%	26.3	27.3	-3.7%

Number of financial advisors (1)	2,422	2,460	-1.5%	2,422	2,460	-1.5%
Average number of financial advisors (1)	2,434	2,479	-1.8%	2,459	2,552	-3.6%

Number of shareholder accounts (000’s)	2,530	2,373	6.6%	2,530	2,373	6.6%

(1) Excludes Legend retirement advisors

(2) Financial advisors licensed with the Company for two or more years

(3) Financial advisors licensed with the Company less than two years

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

Item 3.                                   Quantitative and Qualitative Disclosures About Market Risk

The Company has had no significant changes in its Quantitative and Qualitative Disclosures About Market Risk from that previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Separately, during the period covered by this report, the Company transitioned its corporate payroll system to a system administered by a third party provider.  Implementation of the new payroll system required modifications to our internal control procedures that the Company believes are immaterial and did not materially affect, and are not reasonably likely to materially affect, the Company’s internal control over financial reporting.  This system was subjected to internal transitional testing during and subsequent to the period covered by this report to ensure that payroll data and information required to be disclosed by the Company in its reports filed under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations.

Part II.  Other Information

Item 1.                                   Legal Proceedings

See the Notes to the Unaudited Consolidated Financial Statements, Note 9 “Contingencies” beginning on page 17 of this Quarterly Report on Form 10-Q regarding the status of the UILIC/Torchmark Corporation litigation, Sawtelle Arbitration, NASD Enforcement Action, State Variable Annuity settlements, Williams excessive fee litigation, and SEC/New York Attorney General investigation. Information required by this Item 1 is incorporated herein by reference to the disclosure contained in Note 9 of the Notes to the Unaudited Consolidated Financial Statements.

Item 2.                                   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table sets forth certain information about the shares of Class A common stock we repurchased during the second quarter of 2005.

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program

April 1 - April 30	—	—	—	n/a	(1)
May 1 - May 31	—	—	—	n/a	(1)
June 1 - June 30	8,956	21.62	8,956	n/a	(1)

Total	8,956	21.62	8,956

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

(2)          All share repurchases in the second quarter of 2005 were made in connection with funding employee income tax withholding obligations arising from the vesting of restricted shares.

Item 4.                                   Submission of Matters to a Vote of Security Holders

(a)	Annual Meeting of Stockholders held on April 27, 2005.

(b)	Directors re-elected to additional three year terms at the Annual Meeting:

	Alan W. Kosloff, Keith A. Tucker (who subsequently resigned effective May 25, 2005), and Jerry W. Walton

	Other Directors whose terms of office continued after the Annual Meeting:

	Henry J. Herrmann, Dennis E. Logue, James M. Raines, Ronald C. Reimer, and William J. Rogers

(c) (1)	Election of Directors	For	Withheld

	Alan W. Kosloff	70,468,035	2,907,283

	Keith A. Tucker	71,483,160	1,892,158

	Jerry W. Walton	72,639,377	735,941

	No broker non-votes on this proposal.

Item 6.                                   Exhibits and Reports on Form 8-K

(a)                                                          Exhibits:

3.1                                 Waddell & Reed Financial, Inc. Bylaws, as Amended and Restated.  Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 26, 2005 and incorporated herein by reference.

10.1                           Consulting Agreement dated May 25, 2005 by and between Waddell & Reed Financial, Inc. and Keith A. Tucker. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 26, 2005 and incorporated herein by reference.

10.2                           Mutual Release dated May 25, 2005 by and between Waddell & Reed Financial, Inc. and Keith A. Tucker. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 26, 2005 and incorporated herein by reference.

31.1                           Section 302 Certification of Chief Executive Officer

31.2                           Section 302 Certification of Chief Financial Officer

32.1                           Section 906 Certification of Chief Executive Officer

32.2                           Section 906 Certification of Chief Financial Officer

(b)                                                         Reports on Form 8-K:

Current Report on Form 8-K Items 2.02 and 9.01 dated April 26, 2005. Furnished not filed.  No financial statements were required to be filed.

Current Report on Form 8-K Items 8.01and 9.01 dated April 29, 2005. Furnished not filed.  No financial statements were required to be filed.

Current Report on Form 8-K Items 1.01, 1.02, 5.02, 5.03, 8.01, and 9.01 dated May 26, 2005.  No financial statements were  required to be filed.

Current Report on Form 8-K Items 5.02, 8.01 and 9.01 dated June 23, 2005. No financial statements were required to be filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of July 2005.

WADDELL & REED FINANCIAL, INC.

By:	/s/ Henry J. Herrmann
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Daniel P. Connealy
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Mark A. Schieber
Vice President and
Controller
(Principal Accounting Officer)