Form 10-Q
period 2005-09-30
WADDELL & REED FINANCIAL INC
filed 2005-11-01
CIK 1052100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).
Yes   ☐       No  ☒

Shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Class	Outstanding as of October 28, 2005
Class A common stock, $.01 par value	83,742,505

Waddell & Reed Financial, Inc.

Form 10-Q

Quarter Ended September 30, 2005

Index

Part I.	Financial Information

Item 1.	Financial Statements

Consolidated Balance Sheets at September 30, 2005 and December 31, 2004

Consolidated Statements of Operations for the three months and nine months ended September 30, 2005 and September 30, 2004

Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2005 and September 30, 2004

Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2005

Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and September 30, 2004

Notes to the Unaudited Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Item 4.

Controls and Procedures

Part II.	Other Information

Item 1.	Legal Proceedings

Item 2.	Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Item 5.

Other Information

Item 6.

Exhibits and Reports on Form 8-K

Signatures

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	September 30,	December 31,
	2005	2004
	(unaudited)
Assets

Assets:
Cash and cash equivalents	$142,503	83,900
Investment securities	51,249	125,275
Receivables:
Funds and separate accounts	29,570	24,751
Customers and other	34,522	38,651
Deferred income taxes	46	24
Prepaid expenses and other current assets	6,450	6,469

Total current assets	264,340	279,070

Property and equipment, net	54,643	54,429
Deferred sales commissions, net	16,006	15,029
Goodwill	195,309	195,309
Intangible assets	54,999	54,984
Other assets	15,948	21,086
Total assets	$601,245	619,907

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable	47,844	56,744
Accrued sales force compensation	14,988	13,035
Accrued other compensation	16,291	10,767
Short-term notes payable	200,224	35,000
Income taxes payable	6,630	8,210
Other current liabilities	44,983	38,761

Total current liabilities	330,960	162,517

Long-term debt	—	202,899
Accrued pensions and postretirement costs	19,538	15,899
Deferred income taxes	15,338	13,438
Other	5,695	6,277

Total liabilities	371,531	401,030

Stockholders’ equity :
Common stock - $0.01 par value: 250,000 shares authorized; 99,701 shares issued; 83,744 shares outstanding (82,798 at December 31, 2004)	997	997
Additional paid-in capital	232,865	236,313
Retained earnings	385,688	383,155
Deferred compensation	(41,612)	(31,400)
Cost of 15,954 common shares in treasury (16,903 at December 31, 2004)	(344,394)	(365,892)
Accumulated other comprehensive income	(3,830)	(4,296)

Total stockholders’ equity	229,714	218,877

Total liabilities and stockholders’ equity	$601,245	619,907

See accompanying notes to unaudited consolidated financial statements

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited, in thousands, except for per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004

Revenues:
Investment management fees	$68,857	58,221	196,972	177,778
Underwriting and distribution fees	68,069	59,323	201,248	187,846
Shareholder service fees	20,587	19,121	60,717	57,189

Total revenues	157,513	136,665	458,937	422,813

Operating expenses:
Underwriting and distribution	75,957	63,865	223,673	198,689
Compensation and related costs	21,413	16,911	61,028	53,187
Equity compensation	4,279	2,828	13,316	7,464
Subadvisory fees	4,953	1,726	12,619	4,209
General and administrative	10,106	9,937	70,210	28,957
Depreciation	2,651	2,300	7,435	6,777

Total operating expenses	119,359	97,567	388,281	299,283

Operating income	38,154	39,098	70,656	123,530

Investment and other income	1,449	440	4,268	3,538
Interest expense	(3,659)	(2,769)	(10,598)	(7,494)

Income before provision for income taxes	35,944	36,769	64,326	119,574

Provision for income taxes	11,412	13,351	24,131	43,071

Net income	$24,532	23,418	40,195	76,503

Earnings per share:
- Basic	$0.30	0.29	0.50	0.95
- Diluted	$0.30	0.29	0.49	0.93

Weighted average shares outstanding:
- Basic	80,914	80,530	80,881	80,567
- Diluted	81,891	81,634	81,916	81,885

Dividends declared per common share	$0.1500	0.1500	0.4500	0.4500

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004

Net income	$24,532	23,418	40,195	76,503
Other comprehensive income:
Investments:
Net unrealized appreciation (depreciation) of investments during the period, net of income taxes of $465, $(97), $676, and $(1,256), respectively	791	(165)	1,150	(1,968)
Reclassification adjustment for amounts included in net income, net of income taxes of $0, $0, $(381), and $720, respectively	—	—	(648)	1,226
Derivatives:
Net unrealized loss on derivatives, net of income taxes of $(21), $0, $(21), and $0	(36)	—	(36)	—

Comprehensive income	$25,287	23,253	40,661	75,761

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the Nine Months Ended September 30, 2005

(Unaudited, in thousands)

							Accumulated
			Additional				other	Total
	Common stock		paid-in	Retained	Deferred	Treasury	comprehensive	stockholders’
	Shares	Amount	capital	earnings	compensation	stock	income	equity

Balance at December 31, 2004	99,701	$997	$236,313	$383,155	$(31,400)	$(365,892)	$(4,296)	$218,877

Net income	—	—	—	40,195	—	—	—	40,195
Recognition of equity compensation	—	—	1,447	—	11,866	—	—	13,313
Issuance of restricted shares and other	—	—	(5,466)	—	(22,078)	27,544	—	—
Dividends accrued	—	—	—	(37,662)	—	—	—	(37,662)
Exercise of stock options	—	—	(542)	—	—	1,774	—	1,232
Tax benefit from equity awards	—	—	1,113	—	—	—	—	1,113
Other stock transactions	—	—	—	—	—	(1,823)	—	(1,823)
Treasury stock purchases	—	—	—	—	—	(5,997)	—	(5,997)
Change in fair value of derivatives	—	—	—	—	—	—	(36)	(36)
Reclassification for amounts included in net income	—	—	—	—	—	—	(648)	(648)
Unrealized gain on investment securities	—	—	—	—	—	—	1,150	1,150

Balance at September 30, 2005	99,701	$997	$232,865	$385,688	$(41,612)	$(344,394)	$(3,830)	$229,714

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the nine months ended September 30,
	2005	2004

Cash flows from operating activities:
Net income	$40,195	76,503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,386	7,957
Recognition of equity compensation	13,316	7,464
Gain on sale of available-for-sale investments	(1,029)	—
Net purchases and sales of trading securities	1,675	2,050
Gain on trading securities	(448)	(1,640)
Loss on sale and retirement of fixed assets	136	171
Capital gains and dividends reinvested	(105)	(213)
Deferred income taxes	1,604	8,484
Changes in assets and liabilities:
Receivables from funds and separate accounts	(4,819)	(1,348)
Other receivables	3,514	(1,235)
Other assets	1,161	551
Accounts payable	(8,900)	(12,585)
Other liabilities	16,091	(11,649)

Net cash provided by operating activities	$70,777	74,510

Cash flows from investing activities:
Purchases of available-for-sale investment securities	—	(57,374)
Proceeds from sales of available-for-sale investment securities	66,464	—
Proceeds from maturity of available-for-sale investment securities	8,272	16,636
Additions to property and equipment	(7,786)	(6,742)
Cash paid for acquisitions	(15)	—

Net cash provided by (used in) investing activities	$66,935	(47,480)

Cash flows from financing activities:
Net short-term borrowings (repayments)	(35,000)	71,000
Cash dividends	(37,521)	(37,062)
Purchase of treasury stock	(5,997)	(23,571)
Exercise of stock options	1,232	6,482
Other stock transactions	(1,823)	(261)

Net cash provided by (used in) financing activities	$(79,109)	16,588

Net increase in cash and cash equivalents	58,603	43,618

Cash and cash equivalents at beginning of period	83,900	71,466

Cash and cash equivalents at end of period	$142,503	115,084

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.              The Company and Significant Accounting Policies

Waddell & Reed Financial, Inc. and Subsidiaries

Waddell & Reed Financial, Inc. and subsidiaries (hereinafter referred to as the “Company,” “we,” “us,” or “our”) derive revenues primarily from investment management, investment product underwriting and distribution, and shareholder services administration provided to the Waddell & Reed Advisors Group of Mutual Funds (the “Advisors Funds”), W&R Target Funds, Inc. (the “Target Funds”), Ivy Funds, Inc. and the Ivy Funds portfolios (collectively, the “Ivy Funds”), and Waddell & Reed InvestEd Portfolios, Inc. (“InvestEd”) (collectively, the “Funds”), and institutional and separately managed accounts.  The Funds and institutional and separately managed accounts operate under various rules and regulations set forth by the U. S. Securities and Exchange Commission (the “SEC”). Services to the Funds are provided under contracts that set forth the fees to be charged for these services. The majority of these contracts are subject to annual review and approval by each Fund’s board of directors/trustees and shareholders. Our revenues are largely dependent on the total value and composition of assets under management, which include mainly domestic equity securities, but also debt securities and international equities.  Accordingly, fluctuations in financial markets and the composition of assets under management impact revenues and results of operations.

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

In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only a normal and recurring nature) necessary to present fairly our financial position at September 30, 2005 and December 31, 2004 and the results of operations and cash flows for the three and nine months ended September 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States.

Revenue Recognition

We recognize investment management fees as earned over the period in which services are rendered. We charge the Funds daily based upon average daily net assets under management in accordance with management advisory contracts between the Funds and the Company. In general, the majority of investment management fees earned from institutional and separate accounts are charged quarterly based upon average net assets under management at the end of each month within the quarter, in accordance with management advisory contracts.

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

The Company collects Rule 12b-1 service and distribution fees pursuant to sales and servicing plan agreements (compensatory and/or reimbursement) with the mutual funds, predominantly the Advisors Funds Class A reimbursement plan.  This plan allows for reimbursement to us of certain Rule 12b-1 eligible expenses, not to exceed a maximum of 25 basis points of average daily net assets under management.  Rule 12b-1 service and distribution fees are collected for costs related to the distribution and servicing of mutual fund shares such as sales commissions paid to financial advisors, advertising, sales brochures and costs for providing ongoing services to mutual fund shareholders.  Effective as of the second quarter of 2005, the Company changed its method of reporting Rule 12b-1 service fee revenue to the gross basis of presentation. Previously, the Company used the net basis of presentation, whereby such service fee revenue was recorded as an offset against related underwriting and distribution expenses and presented as a reduction of expenses in “Underwriting and distribution expenses.”

Rule 12b-1 revenues and associated distribution expenses are reported on a gross basis as “Underwriting and distribution fees” and “Underwriting and distribution expenses” in the Consolidated Statements of Operations. Prior period amounts have been reclassified to be consistent with the 2005 presentation. These reclassifications did not impact our gross margin dollars, net income, cash flows, working capital, or stockholders’ equity amounts for any of the periods presented.  Refer to Note 9 “Change in Method of Reporting Rule 12b-1 Service Fees” for additional information about this reclassification and reasons therefor.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment, (revised 2004)” (“SFAS 123R”). SFAS 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, normally the vesting period. This revised statement allows entities to restate previously issued financial statements or adopt the provisions on a prospective basis. If restatement is chosen, the expense shown for prior periods will be the same amounts previously calculated and reported in their pro forma disclosures that had been required by SFAS 123.  The provisions of SFAS 123R are effective for our 2006 fiscal year beginning January 1, 2006. We will continue to apply the accounting provisions of APB 25 in accounting for our stock-based compensation plans until the effective date of SFAS 123R.

On March 30, 2005, the SEC released Staff Accounting Bulletin No. 107, “Share Based Payments,” (“SAB 107”), which expresses the staff’s views regarding the application of SFAS 123R.  The impact of SAB 107 and adopting SFAS 123R cannot be accurately estimated at this time, as it is dependent on the amount of share based awards in future periods.  However, had the Company adopted SFAS 123R and implemented SAB 107 in a prior period, the impact would approximate the pro forma impact to net income and earnings per share under SFAS 123’s fair value method of accounting for employee stock plans as presented in the tables within this footnote.  SFAS 123R also requires that tax benefits received in excess of recognized compensation cost be reclassified from an operating cash flow to a financing cash flow in the Consolidated Statement of Cash Flows.  This change in classification will reduce net operating cash flows and increase net financing cash flows in the periods after adoption.

On April 25, 2005, the Compensation Committee of the Board of Directors approved the accelerated vesting of all then outstanding unvested options to purchase common stock of the Company previously awarded to employees, financial advisors, officers and directors.  This resulted in the accelerated vesting of options to purchase 624,267 shares of common stock of the Company.  Of these options, 447,497 were “in-the-money” options having an exercise price less than the then current market price of the Company’s common stock and a weighted average exercise price of $13.90 per share.  In order to prevent unintended personal benefits to directors and executive officers with such options, the Board imposed restrictions on any shares received through the exercise of accelerated options held by those individuals.  These restrictions prevent the sale of any stock obtained through exercise of an accelerated option prior to its original vesting date, other than the disposition of stock as payment for the exercise price of options and associated income taxes, if any.

The Board of Directors (the “Board”) approved the accelerated vesting of these options based on the belief that it was in the best interest of the stockholders to reduce future compensation expense that the Company would otherwise be required to report in its statement of operations upon adoption of SFAS 123R in the first quarter of 2006.  Subsequent to the Board’s decision to accelerate the vesting of these options, the separation from employment of our former CEO triggered the remeasurement of compensation cost under current accounting standards and as a result, we incurred compensation expense of $1.4 million during the second quarter of 2005.  We anticipate that holders of all other “in-the-money” accelerated options will remain employed with the Company throughout the original vesting term of such options, and therefore, in accordance with existing accounting standards, no expense will be recorded for these options, unless option holders are able to exercise an option that would have expired unexercisable pursuant to its original terms.  Stock-based employee compensation expense under the fair value method presented in our pro forma tables below includes pre-tax expense of approximately $1.4 million in the second quarter of 2005 as a result of accelerated stock option vesting.

The following table illustrates the effect on reported net income and earnings per share for the three and nine months ended September 30, 2005 and 2004 as if we had applied the fair value method of accounting for employee stock plans as required by SFAS 123.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)

Net income, as reported	$24,532	23,418	40,195	76,503
Add:
Total stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	910	—
Deduct:
Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(174)	(472)	(1,332)	(1,539)

Pro forma net income	$24,358	22,946	39,773	74,964

Basic earnings per share
As reported	$0.30	0.29	0.50	0.95
Pro forma	$0.30	0.28	0.49	0.93
Diluted earnings per share
As reported	$0.30	0.29	0.49	0.93
Pro forma	$0.30	0.28	0.49	0.92

The weighted-average fair value of each stock option included in the preceding pro forma amounts was estimated using a Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options.

The Board approved grants of restricted shares of the Company’s Class A common stock in lieu of stock options beginning in 2002.  As of September 30, 2005, a total of 2,788,899 shares of unvested restricted stock were outstanding.  Grants of restricted stock are valued on the date of grant, have no purchase price, and are expensed using the straight-line method over a four year vesting period.  These grants vest over four years in one-third increments annually beginning on the second anniversary of the grant date.  Depending on the circumstances of termination, unvested shares of restricted stock may be forfeited upon such termination.  Except for restrictions placed on the transferability of the restricted stock, holders of restricted stock have full stockholders rights during the term of restriction, including voting rights and the right to receive cash dividends.

2.              Recently Issued Accounting Standards

In May 2005, FASB issued SFAS No.  154, “Accounting Changes and Error Corrections” (“SFAS 154”), which establishes retrospective application as the required method for reporting a change in accounting principle, unless impracticable, in the absence of explicit transition requirements specific to the newly adopted accounting principle.  The statement provides guidance for determining whether retrospective application of a change in accounting principle is impracticable. The statement also addresses the reporting of a correction of error by restating previously issued financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  We do not expect adoption of this statement to have a material impact on our financial condition or results of operations.

3.              Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and short-term investments.  We consider all highly liquid investments with original or remaining maturities of 90 days or less at the date of purchase to be cash equivalents.  Cash and cash equivalents at September 30, 2005 and December 31, 2004 include amounts of $23.6 million and $22.6 million, respectively, for the benefit of customers in compliance with applicable securities industry regulations.  Substantially all cash balances are in excess of federal deposit insurance limits.

As of December 31, 2004, we had pledged a portion of our commercial paper holdings with a combined market value of $21.5 million as collateral for performance of our obligations to a bank under a letter of credit.  On July 21, 2005, the bank was released of its obligation under the letter of credit agreement, and as such, these holdings were released from their restriction.

4.              Derivatives

In the normal course of business, we are exposed to financial market risks, including interest rate risk on our interest-bearing liabilities. We endeavor to limit these risks by following established risk management policies, procedures and strategies, including the use of financial instruments. We do not use financial instruments for trading or speculative purposes.

Financial instruments are recorded on the balance sheet as assets and liabilities based on the instrument’s fair value. Changes in the fair value of financial instruments are recognized in earnings, unless the financial instrument meets the criteria for hedge accounting contained in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (“SFAS 133”).  If the financial instrument meets the criteria for a cash flow hedge, the gains and losses in the fair value of the financial instrument are deferred in other comprehensive income. Gains and losses on a cash flow hedge are reclassified into earnings when the forecasted transaction affects earnings. A contract designated as a hedge of an anticipated transaction, which is no longer likely to occur, is immediately recognized in earnings.

In order to qualify for hedge accounting under SFAS 133, the anticipated transaction to be hedged must expose us to interest rate risk, and the hedging instrument must reduce that risk. It is our policy to formally designate such financial instrument as a hedge and document and assess the effectiveness of the hedge at inception and on a quarterly basis. Interest rate hedges that are designated as “cash flow hedges” hedge the future cash outflows on debt.

On March 12, 2002, our $200 million 7.5% fixed rate senior notes maturing in January 2006 (the “Notes”) were effectively converted to variable rate debt by entering into an interest rate swap agreement.  We account for the swap as a fair value hedge of the Notes.  The swap is considered 100% effective in hedging the changes in the fair value of the Notes arising from changes in interest rates, and accordingly, there will be no impact on earnings resulting from any ineffectiveness from this transaction.  The difference in the floating rate interest paid and the 7.5% fixed rate of interest received is recorded as an adjustment to interest expense during the period the related debt is outstanding.  As short-term interest rates increase, our interest expense increases and vice versa.  As of September 30, 2005, the floating rate being paid was 6.31%.  The change in the fair value of the swap is recorded on the consolidated balance sheet by adjusting the carrying amounts of the Notes by an offsetting amount for the swap.

As a result of the fair value hedge of the Notes, the Company realized interest expense savings of approximately $0.6 million and $2.7 million for the three and nine months ended September 30, 2005.  For the three and nine months ended September 2004, we realized interest expense savings of $1.6 million and $5.5 million, respectively.  As of September 30, 2005, we recorded a cumulative increase in “Other assets” of $0.4 million to reflect the fair value of the swap and cumulative increase in “Short-term notes payable” of

$0.4 million to reflect the fair value of the Notes.  As of December 31, 2004, we recorded a cumulative increase in “Other assets” of $3.4 million to reflect the fair value of the swap and a cumulative increase in “Long-term debt” of $3.4 million to reflect the fair value of the Notes.

During the third quarter of 2005, we entered into two forward starting interest rate swap agreements that have five year fixed swap rates of 4.57% and 4.84%, respectively, on notional amounts of $100.0 million for each swap.  A forward starting interest rate swap is an agreement that effectively hedges future base rates on debt for an established period of time. The swaps were put in place to hedge against the changes in forecasted interest payments attributable to changes in the LIBOR swap rate between the time we entered into the swap agreement and the time we anticipate refinancing our $200 million in senior notes due January 18, 2006.  Both swaps will settle no later than January 18, 2006.  We assessed the effectiveness of the swaps as hedges at their inception and on September 30, 2005, and we consider these swaps to be completely effective cash flow hedges under SFAS 133.

The swaps will be settled in cash for the present value of the difference between the locked swap rate and the then-prevailing rate on or before the cash settlement dates corresponding to the dates of issuance of new long-term debt obligations. If the prevailing market interest rate exceeds the rate in the swap agreement, then the counterparty will make a payment to us. If it is less, we will pay the counterparty. Our gain or loss on the swaps, if any, is deferred in accumulated other comprehensive income and will be amortized into earnings as an increase or decrease in effective interest expense during the periods in which the hedged transaction affects earnings. Accordingly, settlement amounts will be capitalized as a cost of issuance and amortized over the life of the debt as a yield adjustment.  As of September 30, 2005, the estimated unrealized loss attributed to cash flow hedges was $57 thousand and is included in other comprehensive loss in the accompanying consolidated balance sheet.

The counterparties to these swaps are all major financial institutions and participants in our credit facility. We are potentially exposed to credit loss in the event of non-performance by these counterparties. However, because of their high credit ratings, we do not anticipate that our counterparties will fail to meet these obligations as they come due.

5.              Investments

Investments are as follows:

	Market Value
	September 30, 2005	December 31, 2004
	(in thousands)

Available-for-sale securities:
United States government-backed mortgage securities	$218	$315
Municipal bonds	13,121	17,415
Certificates of deposit	—	56,753
Corporate bonds	819	5,067
Affiliated mutual funds	28,483	35,964
	$42,641	$115,514

Trading securities:
Affiliated mutual funds	8,608	9,761

Total investments	$51,249	$125,275

Certain information related to our available-for-sale securities is as follows:

	September 30,	December 31,
	2005	2004
	(in thousands)
Cost - available-for-sale securities	$34,608	$108,278
Gross unrealized gains	8,687	8,128
Gross unrealized losses	(654)	(892)

Market value - available-for-sale securities	$42,641	$115,514

Effective June 30, 2004, the Company began matching investments to the funding obligations created by our deferred compensation plans.  These plans allow employees to choose investment vehicles, which are primarily Company sponsored mutual funds.  At that time, certain mutual fund holdings classified as available-for-sale totaling $10.0 million were transferred to the trading portfolio.  The transfer resulted in the recognition of an unrealized gain of $1.9 million as investment and other income in 2004.  Gross purchases and sales of trading securities for the nine months ended September 30, 2005 were $424 thousand and $2.1 million, respectively.

On June 8, 2005, a cash appeal bond of $56.3 million plus accrued interest of $1.1 million was returned to us as part of the resolution of outstanding legal issues with Torchmark Corporation.  As of December 31, 2004, investment securities, which exclude cash and cash equivalents, with a combined market value of $21.2 million were pledged as collateral for performance of our obligations to a bank under a letter of credit pending the outcome of legal matters. On July 21, 2005, the bank was released of its obligation under the letter of credit agreement, and as such, all securities were released from their restriction.

A summary of debt securities with market values below carrying values for 12 months or longer at September 30, 2005 is as follows:

	Fair value	Unrealized (losses)
	(in thousands)
Municipal bonds	$4,492	$(508)
Corporate bonds	819	(146)
Total temporarily impaired securities	$5,311	$(654)

We assess the carrying value of investments in debt and equity securities each quarter to determine whether an other than temporary decline in market value exists.  We consider factors affecting the issuer, the industry the issuer operates in, general market trends including interest rates, and our ability and intent to hold an investment until it has recovered. Consideration is given to the length of time an investment’s market value has been below carrying value and prospects for recovery to carrying value. At September 30, 2005, we had one municipal security and one asset-backed security with market values below their carrying values. Both have maturities that exceed eight years.  Based upon our assessment of these bonds and our history of holding bonds until maturity, we determined that a write-down was not appropriate at this time.

6.              Stockholders’ Equity

Earnings per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)

Net income, as reported	$24,532	23,418	$40,195	76,503

Weighted average shares outstanding - basic	80,914	80,530	80,881	80,567
Dilutive potential shares from stock options and restricted stock awards, computed under the treasury stock method	977	1,104	1,035	1,318
Weighted average shares outstanding -diluted	81,891	81,634	81,916	81,885

Earnings per share
Basic	$0.30	$0.29	$0.50	$0.95
Diluted	$0.30	$0.29	$0.49	$0.93

Anti-dilutive Securities

Anti-dilutive potential common shares resulting from options to purchase shares of common stock that were excluded from the diluted earnings per share calculation were 3.24 million shares and 2.82 million shares for the three and nine months ended September 30, 2005, respectively, and 2.85 million shares and 2.84 million shares for the three and nine months ended September 30, 2004, respectively.  Excluded from the diluted earnings per share calculation were 33,466 shares and 33,641 shares of anti-dilutive unvested restricted stock for the three and nine months ended September 30, 2005, respectively, and 1,029,659 shares and 1,030,259 shares for the three and nine months ended September 30, 2004, respectively.

Dividends

On July 14, 2005 the Board approved a dividend in the amount of $0.15 per share to stockholders of record as of October 7, 2005 to be paid on November 1, 2005.  The total dividend to be paid is approximately $12.6 million.

Common Stock Repurchases

The Board has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in our stock based compensation programs.  There were no common shares repurchased on the open market for the three months ended September 30, 2005.  For the nine months ended September 30, 2005 there were 292,600 common shares repurchased on the open market.  For the three and nine months ended September 30, 2004, there were 94,500 and 960,400 common shares repurchased on the open market, respectively.

7.              Goodwill and Identifiable Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the tangible assets and identifiable intangible assets of an acquired business.  At September 30, 2005 and December 31, 2004, gross goodwill was $234.0 million and accumulated amortization was $38.6 million.  There were no changes to the carrying amount of goodwill during the nine months ended September 30, 2005.  Our goodwill is not deductible for tax purposes.

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

Identifiable Intangible Assets

Identifiable intangible assets (all considered indefinite lived) are summarized as follows:

	September 30,	December 31,
	2005	2004
	(in thousands)
Unamortized intangible assets:
Mutual fund management advisory contracts	$38,699	$38,684
Subadvisory management contracts	16,300	16,300

Total	$54,999	$54,984

In accordance with guidelines set forth in SFAS 142, we evaluated the useful life of our identifiable intangible assets as of September 30, 2005 and determined that there was no change.

8.              Pension Plan and Postretirement Benefits Other Than Pension

We provide a non-contributory retirement plan that covers substantially all employees of the Company and certain vested former employees of our former parent company.  Benefits payable under the plan are based on years of service and compensation during the final ten years of employment.  We also sponsor an unfunded defined benefit postretirement medical plan that covers substantially all employees of the Company, including our financial advisors and retirement advisors of the Legend group of subsidiaries.  This medical plan is contributory with retiree contributions adjusted annually.  The following table presents the components of net periodic benefit cost related to these plans.

			Other Postretirement				Other Postretirement
	Pension Benefits		Benefits		Pension Benefits		Benefits
	Three months ended September 30,		Three months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004	2005	2004	2005	2004
	(in thousands)				(in thousands)
Components of net periodic benefit cost:
Service cost	$1,400	1,166	106	118	4,199	3,497	317	354
Interest cost	1,206	1,068	77	85	3,618	3,205	230	254
Expected return on plan assets	(1,302)	(1,300)	—	—	(3,906)	(3,899)	—	—
Actuarial loss amortization	358	106	22	43	1,075	318	66	129
Prior service costs amortization	109	109	6	6	327	327	17	17
Transition obligation amortization	1	1	—	—	4	4	—	—

Total	$1,772	1,150	211	252	5,317	3,452	630	754

As disclosed in our financial statements for the year ended December 31, 2004, we anticipate that our contribution to the pension plan for 2005 will range from $0 to $10 million.  During the nine month period ending September 30, 2005, we did not make a contribution to the pension plan.

9.              Change in Method of Reporting for Rule 12b-1 Service Fees

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

	Underwriting & Distribution Revenue	Total Operating Revenue	Underwriting & Distribution Expense	Total Operating Expenses
	(in thousands)

For the three months ended March 31,
2005	$67,345	$150,737	$74,289	$113,031
2004	66,215	145,478	68,171	100,559
2003	55,743	117,434	57,445	114,014

For the three months ended June 30,
2004	62,308	140,670	66,653	101,157
2003	56,878	122,939	58,333	88,185

For the three months ended September 30,
2004	59,323	136,665	63,865	97,567
2003	55,369	126,046	58,575	119,502

For the year ended December 31,
2004	252,883	569,687	268,799	406,328
2003	231,662	506,258	239,298	417,559
2002	240,473	492,201	242,372	344,428
2001	272,475	546,098	262,711	362,096
2000	279,676	586,886	260,019	354,963

10.       Contingencies

The Company and/or certain of our subsidiaries are involved from time to time in various legal proceedings and claims incident to the normal conduct of business.  During the second quarter of 2005, the Company recorded a charge of $35.0 million to recognize liabilities related to settlements of outstanding litigation in the resolution of legal matters with, among others, the NASD and United Investors Life Insurance Company (“UILIC”).  Previously, during the third quarter of 2003, the Company recorded a charge of $32.0 million to recognize liabilities for estimated damages and legal costs for both the third quarter of 2003 and future legal costs in connection with the UILIC litigation, the NASD Enforcement Action, and ongoing disputes with former sales personnel in our Advisors channel, including the Sawtelle Arbitration.  In addition to legal costs incurred in the third quarter of 2003, this charge included estimated damages and future legal costs assuming these matters are resolved in a manner that is unfavorable after exhausting all reasonable legal remedies.  As a result of the settlements in the second quarter of 2005, the Sawtelle Arbitration is the only outstanding matter from the 2003 charge that is still unresolved.  As an estimate, it is possible that the ultimate amount of damages and legal costs could be higher or lower than the Company’s recorded liability.  As a result, any changes could have a material effect on the results of operations in a particular quarter or year as the Company evaluates this liability in future periods.

NASD Enforcement Action

See Note 16 of the Notes to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and Note 9 of the Notes to the Unaudited Consolidated Financial Statements of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 for the background, description and discussion of this litigation.   As previously disclosed on April 29, 2005, the Company reached a settlement agreement with the NASD regarding this matter.  This settlement consisted of a fine payable to the NASD in the amount of $5 million and the establishment of an $11 million restitution fund for certain variable annuity clients. In agreeing to the terms of the settlement, Waddell & Reed, Inc. neither admitted nor denied the NASD’s allegations.  On October 21, 2005, the settlement documents with the NASD were amended to allow clients eligible for restitution to elect to receive those funds either by check or by deposit directly into their existing variable annuity.  As a result, all restitution amounts are to be paid by the Company by December 31, 2005.  As a condition to the amendment, the Company will not receive any commissions or mortality and expense fees from funds deposited directly into variable annuity accounts.

State Variable Annuity Settlements

As previously announced on April 29, 2005, in conjunction with the settlement of the NASD Enforcement Action referenced above, the Company agreed to a settlement in principal with a consortium of states regarding the same variable annuity sales practices that were the subject of the NASD Enforcement Action.  The $2 million non-deductible fine agreed to by the Company with the states was apportioned among those states participating.  Each state participating received (a) a base amount of $20,000 per state, and (b) a pro rata share of the remainder based on the number of variable annuity exchanges in each state.  In agreeing to the terms of the multi-state settlement, the Company neither admitted nor denied the states’ allegations.  The Company has signed definitive settlement documents with (and made payments to) all fifty states and the District of Columbia.  This matter is now resolved.

Sawtelle Arbitration

See Note 16 of the Notes to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and Note 9 of the Notes to the Unaudited Consolidated Financial Statements of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 for the background, description and discussion of this litigation.   On September 22, 2005, the Appellate Division of the New York Supreme Court upheld the lower court’s ruling regarding the vacating of the punitive damages award again.  On October 17, 2005, Mr. Sawtelle appealed this ruling to the highest court of the State of New York. The Company intends to oppose the appeal.  In the opinion of management, the ultimate resolution and outcome of this matter is uncertain.  The ultimate resolution of this matter, or an adverse determination against the Company, could have a material adverse impact on the financial position and results of operations of the Company.

Waddell & Reed Financial, Inc. vs. Torchmark Corporation

See Note 16 of the Notes to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and Note 9 of the Notes to the Unaudited Consolidated Financial Statements of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 for the background, description and discussion of this litigation.   It is anticipated that this Arbitration will occur during the second quarter of 2006.  In the opinion of management, the ultimate resolution and outcome of this matter is uncertain.  The ultimate resolution of this matter, or an adverse determination against the Company, could have a material adverse impact on the financial position and results of operations of the Company.

SEC/New York Attorney General/Kansas Securities Commission

See Note 16 of the Notes to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and Note 9 of the Notes to the Unaudited Consolidated Financial Statements of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 for the background, description and discussion of this matter.  During the third and fourth quarters of 2003, the Company received a subpoena from the New York Attorney General’s office and requests for information from the Securities and Exchange Commission and Kansas Securities Commission in regard to their investigations of late trading and market timing within the mutual fund industry.  The Company is currently engaged in settlement discussions with these regulators in an attempt to resolve these matters.  The Company has submitted a signed offer of settlement to the SEC, but is uncertain whether this offer will be accepted.  In the opinion of management, the ultimate resolution and outcome of this matter is uncertain. The ultimate resolution of this matter, or an adverse determination against the Company, could have a material adverse impact on the financial position and results of operations of the Company. However, this possible impact is unknown and not reasonably determinable; therefore, no liability has been recorded in the consolidated financial statements of the Company.

Williams Excessive Fee Litigation

See Note 16 of the Notes to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and Note 9 of the Notes to the Unaudited Consolidated Financial Statements of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 for the background, description and discussion of this litigation. There were no material developments in this matter since the filing of the above referenced Form 10-Q.  In the opinion of management, the ultimate resolution and outcome of this matter is uncertain.  The ultimate resolution of this matter, or an adverse determination against the Company, could have a material adverse impact on the financial position and results of operations of the Company.  However, this possible impact is unknown and not reasonably determinable; therefore, no liability has been recorded in the consolidated financial statements of the Company.

Item 2.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future.  All statements, other than statements of historical fact included in this Form 10-Q regarding our financial position, business strategy and other plans and objectives for future operations are forward-looking statements.  All forward-looking statements included in this Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update such forward-looking statements, whether as a result of new information, future events or otherwise.  Although we believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct or that we will take any actions that may presently be planned and neither us nor any other person will be responsible for the accuracy or completeness of any such forward-looking statements.  Certain important factors that could cause actual results to differ materially from our expectations are disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2004, which include, without limitation, a risk that the expected benefits from the expansion of our distribution channels may not be as beneficial as expected, the adverse effect from a decline in securities markets or if our products’ performance declines, failure to renew investment management agreements, our ability to retain key personnel and financial advisors, adverse results of litigation and/or arbitration judgments or settlements, governmental investigations and settlements of such investigations, acts of terrorism and/or war, competition, changes in government regulation, availability and terms of capital, regulatory examinations, enforcement actions or settlements, changes in the regulatory environment, less favorable economic and market conditions, including our cost to finance the Company, and other risks as set out in the reports filed by us with the Securities and Exchange Commission.   Should one or more of these risks materialize or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.  All subsequent written or oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by such factors.

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

Overview

The Company’s earnings and cash flows are heavily dependent on financial market conditions.  Significant increases or decreases in the various securities markets, particularly equity markets, can have a material impact on the Company’s results of operations, financial condition and cash flows.  We derive our revenues primarily from providing investment management, investment product underwriting and distribution, and administrative services to the Funds and institutional and separately managed accounts.  Investment management fees, a substantial source of revenues, are based on the amount of average assets under management and are affected by sales levels, financial market conditions, redemptions, and the composition of assets.  Underwriting and distribution revenues, another substantial source of revenues, consist of sales charges and commissions derived from sales of investment and insurance products, distribution and/or service fees on certain variable products and mutual fund share classes, and fees earned on fee-based asset allocation products, as well as advisory services.  The products sold have various commission structures and the revenues received from sales of products vary based on the type and amount sold.  Our products are distributed through either our sales force of registered financial advisors (the “Advisors channel”) or non-proprietary distribution methods including other broker-dealers, other registered investment advisors (including the retirement advisors of the Legend group of subsidiaries (“Legend”)), and

401(k) platforms (the “Wholesale channel”).  Rule 12b-1 distribution and/or service fees earned for distributing and/or servicing certain mutual fund shares are based upon a percentage of assets and fluctuate based on sales, redemptions, and financial market conditions.  Shareholder service fees include transfer agency fees, custodian fees for retirement plan accounts, and portfolio accounting fees.

This year’s third quarter was highlighted with improved sales levels in both the Advisors channel and the non-proprietary segment of the Wholesale channel compared with the same period one year ago.  While the non-proprietary segment of the Wholesale channel has had considerable momentum since the fourth quarter of 2004, the Advisors channel is beginning to pick up.   Gross sales of $628 million in the Advisors channel is the highest level reached since the first quarter of 2004, but still falls short of anticipated long-term targets.  Year to date improvement in the gross sales level of the Advisors channel is marginal, showing an increase of 6% from last year, and returning an underwriting and distribution margin of -4.9% due to increased indirect costs associated with restructuring and revitalization efforts.  We are underway in the implementation of several key initiatives for revitalizing the Advisors channel that we will continue to focus on for the remainder of the year.  Year to date long-term redemption rates for the Advisors channel have decreased from 11.4% to 9.8% for the current nine month period.  Total average assets under management are up 8% from the same nine month period last year, contributing positively to management fee revenues.

Of particular importance in 2005 is the settlement of outstanding legal matters in this year’s second quarter with the NASD and a consortium of states relating to variable annuity sales practices, and with Torchmark Corporation for outstanding litigation for actions in Alabama, California, and Kansas, with the exception of an outstanding tax case as described further in Note 10 “Contingencies” of the Notes to the Unaudited Consolidated Financial Statements.  Total expenses recorded in the second quarter of 2005 for these settlements were $35.0 million, pre-tax, and are discussed in further detail in Note 10 “Contingencies” of the Notes to the Unaudited Consolidated Financial Statements.

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

On March 30, 2005, the SEC released Staff Accounting Bulletin No. 107, “Share Based Payments,” (“SAB 107”), which expresses the staff’s views regarding the application of SFAS 123R.  The impact of SAB 107 and adopting SFAS 123R cannot be accurately estimated at this time, as it is dependent on the amount of share based awards in future periods.  However, had the Company adopted SFAS 123R and implemented SAB 107 in a prior period, the impact would approximate the pro forma impact to net income and earnings per share under SFAS 123’s fair value method of accounting for employee stock plans as described in the disclosure of pro forma net income and earnings per share in Note 1 in the Notes to the Unaudited Consolidated Financial Statements in this report.  SFAS 123R also requires that tax benefits received in excess of compensation cost recognized be reclassified from an operating cash flow to a financing cash flow in the Consolidated Statement of Cash Flows.  This change in classification will reduce net operating cash flows and increase net financing cash flows in the periods after adoption.

On April 25, 2005, the Compensation Committee of the Board of Directors approved the accelerated vesting of all then outstanding unvested stock options previously awarded to employees, financial advisors, officers and directors.  This resulted in the accelerated vesting of options to purchase 624,267 shares of common stock of the Company.  Of these options, 447,497 were “in-the-money” options having an exercise price less than the then current market price of the Company’s common stock and a weighted average exercise price of $13.90 per share.  In order to prevent unintended personal benefits to directors and executive officers holding such options, the Board imposed restrictions on any shares received through the exercise of accelerated options held by those individuals.  These restrictions prevent the sale of any stock obtained through exercise of an accelerated option prior to its original vesting date, other than the disposition of stock as payment for the exercise price of options and associated income taxes, if any.

The Board of Directors (the “Board”) approved the accelerated vesting of these options based on the belief that it was in the best interest of the stockholders to reduce future compensation expense that the Company would otherwise be required to report in its statement of operations upon adoption of SFAS 123R in the first quarter of 2006.  Subsequent to the Board’s decision to accelerate the vesting of these options, the separation from employment of our former CEO triggered the remeasurement of compensation cost under current accounting standards and as a result, we incurred compensation expense of $1.4 million during the second quarter of 2005.  We anticipate that all other holders of “in-the-money” accelerated options will remain employed with the Company throughout the original vesting term of such options, and therefore, in accordance with existing accounting standards, no expense will be recorded for these options, unless option holders are able to exercise an option that would have expired unexercisable pursuant to its original terms.

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

Under the Company’s revised presentation, Rule 12b-1 service fee revenue will no longer be presented as a reduction of Rule 12b-1 related expenses, and will result in an increase to both our underwriting and distribution revenue and expenses by the same amount. The revised presentation has no effect on gross margin dollars, net income, cash flows, working capital or stockholders’ equity amounts previously reported, and will not affect such amounts in future periods.  Refer to Note 9 “Change in Method of Reporting for Rule 12b-1 Service Fees” of the Notes to the Unaudited Consolidated Financial Statements for revised presentation of revenues and expenses for the quarterly reporting periods during the years 2005, 2004, and 2003 and the years ended December 31, 2004, 2003, 2002, 2001, and 2000.

Results of Operations – Three Months Ended September 30, 2005 as Compared with Three Months Ended September 30, 2004

Net Income

The Company reported net income of $24.5 million, or $0.30 per diluted share, for the third quarter of 2005 compared to net income of $23.4 million, or $0.29 per diluted share, for the third quarter of 2004, an increase of $1.1 million, or 5% from last year’s third quarter.   This year’s third quarter includes a tax benefit in the amount of $1.8 million relating to a change in determination of the deductibility of certain legal matters expensed in the second quarter of 2005, impacting earnings per share $0.02 per diluted share.  A discussion of the various components of net income follows.

Investment Management Fee Revenues

Investment management fee revenues were $68.9 million, an increase of $10.6 million, or 18%, from last year’s third quarter.  Total average assets under management for the current quarter were $40.2 billion compared to $35.1 billion for the third quarter of 2004, up 15%.

Revenues from investment management services provided to our retail mutual funds, which are distributed both through the Advisors channel and through non-proprietary distribution in the Wholesale channel, increased $10.3 million, or 21%, while the related retail average assets increased 17% to $31.9 billion.  Compared to last year’s third quarter, the average assets in the Ivy Funds family grew 87% to $6.0 billion due primarily to significant sales growth in the non-proprietary segment of the Wholesale channel and market appreciation.   Because of the slightly higher management fee rate in the Ivy Funds family due to lack of scale, the significant growth in Ivy Funds average assets resulted in a larger management fee increase for combined retail mutual funds than the increase to combined retail average assets.  Institutional and separate account revenues increased 4% while related average assets increased 5% over last year’s third quarter.

The following tables provide information regarding the composition of our average assets under management by asset class and distribution channel.

	Third Quarter 2005
	Advisors	Wholesale Channel
	Channel	Non-proprietary	Institutional	Total
	(in millions)

Asset Class:
Equity	$21,531	5,387	7,626	$34,544
Fixed Income	3,963	320	610	4,893
Money Market	678	59	—	737
Total	$26,172	5,766	8,236	$40,174

	Third Quarter 2004
	Advisors	Wholesale Channel
	Channel	Non-proprietary	Institutional	Total
	(in millions)

Asset Class:
Equity	$18,543	3,634	7,194	$29,371
Fixed Income	3,921	270	672	4,863
Money Market	766	62	—	828
Total	$23,230	3,966	7,866	$35,062

Change in Assets Under Management

The following tables summarize the changes in our assets under management by distribution channel.  All sales are net of commissions.  The activity includes all Funds and institutional business, including money market funds and net asset value accounts for which we receive no commissions,.

	Third Quarter 2005
	Advisors	Wholesale Channel
	Channel	Non-proprietary	Institutional	Total
	(in millions)

Beginning Assets	$25,392	5,367	8,315	$39,074

Sales (net of commissions)	628	564	127	1,319
Redemptions	(745)	(274)	(744)	(1,763)
Net Sales	(117)	290	(617)	(444)

Net Exchanges	(26)	23	0	(3)
Reinvested Dividends & Capital Gains	36	4	27	67
Net Flows	(107)	317	(590)	(380)

Market Appreciation	1,294	454	279	2,027
Ending Assets	$26,579	6,138	8,004	$40,721

	Third Quarter 2004
	Advisors	Wholesale Channel
	Channel	Non-proprietary	Institutional	Total
	(in millions)

Beginning Assets	$24,173	4,096	8,089	$36,358

Sales (net of commissions)	495	303	510	1,308
Redemptions	(834)	(230)	(398)	(1,462)
Net Sales	(339)	73	112	(154)

Net Exchanges	(16)	13	0	(3)
Reinvested Dividends & Capital Gains	31	1	31	63
Net Flows	(324)	87	143	(94)

Market Depreciation	(365)	(59)	(237)	(661)
Ending Assets	$23,484	4,124	7,995	$35,603

The third quarter of 2005 yielded overall gross sales of $1.3 billion, essentially flat when compared with last year.  Higher gross sales of retail mutual funds offset contraction in our institutional business.  Sales growth continued in certain niche retail funds that are subadvised by other asset managers.  Gross sales of subadvised funds were $449 million in the current quarter, and at September 30, 2005 subadvised assets totaled $4.1 billion.  Gross mutual fund sales of the Advisors channel improved 27% to $628 million, while net outflows of the Advisors channel were reduced by 67% from last year’s third quarter.  Advisor sales productivity levels increased 27% to $195 thousand per advisor in this year’s third quarter.

In the Advisors channel and the non-proprietary segment of the Wholesale channel, long-term redemption rates (which exclude money market fund redemptions) were lower in this year’s third quarter, at 9.2% and 18.3%, respectively, compared to 11.6% and 21.6% in the same period last year.   During the third quarter of 2005, the long-term redemption rate for our institutional business spiked to 35.8% from 20.8%.  Redemptions in the institutional segment of the Wholesale channel increased due to the anticipated withdrawal of nearly $380 million in pension business by a large state plan due to their global reallocation of assets away from traditional pension managers and was unrelated to performance.

Underwriting and Distribution Fee Revenues and Expenses

Consolidated underwriting and distribution fee revenues were $68.1 million, an increase of $8.7 million, or 15%, due primarily to $4.9 million in higher Rule 12b-1 asset-based service and distribution fees, the majority of which is passed through to our financial advisors and third party broker-dealers in the form of commissions, but also to $3.1 million in increased front-load commission revenue from higher investment product sales.

Consolidated underwriting and distribution expenses were $76.0 million, an increase of $12.1 million, or 19%, from last year’s third quarter.  Consolidated direct underwriting and distribution expenses increased approximately $8.5 million, or 21%, over last year’s third quarter due primarily to a $3.9 million increase in asset-based service fees paid to our advisors and other third party broker-dealers, an increase in front-load commissions to our advisors of $2.2 million, $0.8 million in higher amortization of deferred selling costs from sales of Class B and Class C shares, and $0.6 million higher wholesaler commissions paid on non-proprietary sales.   Consolidated indirect expenses grew $3.5 million over last year’s third quarter to $26.0 million for the current period.  For further discussion on the underwriting and distribution results, refer to the applicable distribution channel discussion below.

The following tables illustrate our underwriting and distribution fee revenues and expenses segregated by the method of distribution within the respective Advisors or Wholesale channel:

	Third Quarter 2005
	Advisors	Wholesale Channel
	Channel	Non-proprietary	Legend	Total
	(in thousands)

Revenue	$51,296	5,696	11,077	$68,069
Expenses
Direct	34,795	7,882	7,313	49,990
Indirect	19,678	3,370	2,919	25,967
	54,473	11,252	10,232	75,957
Net Underwriting & Distribution	$(3,177)	(5,556)	845	$(7,888)

	Third Quarter 2004
	Advisors	Wholesale Channel
	Channel	Non-proprietary	Legend	Total
	(in thousands)

Revenue	$47,118	3,039	9,166	$59,323
Expenses
Direct	30,703	4,772	5,969	41,444
Indirect	17,391	2,656	2,374	22,421
	48,094	7,428	8,343	63,865
Net Underwriting & Distribution	$(976)	(4,389)	823	$(4,542)

Distribution Margin

Our consolidated distribution margin declined to -11.6% in this year’s third quarter compared to -7.7% in last year’s comparative period.  The Advisors channel distribution margin, which excludes our non-proprietary distribution efforts and better reflects only the activity of our sales force, decreased to -6.2% in this year’s third quarter compared to -2.1% for last year’s comparative period due primarily to higher indirect costs.

Advisors Channel

Underwriting and distribution revenues earned in the Advisors channel in this year’s third quarter increased $4.2 million, or 9%, from the comparative period last year to $51.3 million.  Commissions received from the sale of front-end load products, which include mutual fund Class A shares (those sponsored by the Company and those underwritten by other non-proprietary mutual fund companies), financial plans and various variable annuity products, were $22.1 million, up $2.9 million, or 15%, from last year’s third quarter.  A 36% growth in front-end load revenue from sales of class A shares sponsored by the Company was partly offset by a decline in the sale of other non-proprietary mutual funds.  The number of financial plans delivered to our customers increased 27% generating an increase to front-load revenue of $0.9 million over last year’s third quarter.

The following table illustrates commissionable proprietary investment product sales by our financial advisors, including sales of our InvestEd portfolios.  Sales are shown gross of commissions and exclude sales by Legend retirement advisors, money market funds, other non-proprietary mutual funds, insurance products, and mutual funds sold at net asset value for which we receive no commission.

			Variance
	3Q 2005	3Q 2004	Amount	Percentage
	(amount in millions, except percentage data)

Front-end load sales (Class A)	$350	240	110	46%
Variable annuity products	74	97	(23)	-24%
Front-load product total	424	337	87	26%

Deferred-load sales (Class B&C)	43	51	(8)	-15%
Allocation products	7	—	7	nm
Total proprietary sales	$475	388	87	22%

Revenues earned on the sale of insurance products decreased $0.5 million, or 11%, compared with last year’s third quarter.  Rule 12b-1 service and distribution fees collected from the Funds and other asset-based fees earned from variable annuity products sold through the Advisors channel increased $2.6 million, or 14%, from last year’s third quarter to $21.2 million as the related average assets grew roughly 13%.  The majority of Rule 12b-1 service fee revenue is a pass-through to our advisors as a service fee commission expense.  Revenues earned on our asset allocation products declined $0.6 million for the third quarter of 2005 as average assets in these investment products decreased.

Underwriting and distribution expenses in the Advisors channel increased $6.4 million, or 13%, to $54.5 million for the third quarter of 2005. Direct expenses were up $4.1 million, or 13%, to $34.8 million primarily due to higher commission expenses to our advisors for the sale of front-load products and higher asset-based service fee commissions.  Commissions for the sale of front-load products, which include commissions paid on financial plan sales and sales of mutual funds other than those sponsored by the Company, increased $2.2 million, or 20%, to $13.7 million as sales of front-load products increased.  Asset-based service and distribution fee commission expenses, which are also paid to our financial advisors, increased $2.2 million, or 19%, from last year’s third quarter to $14.3 million as related average assets under management increased.  Commission on insurance sales decreased $0.3 million as insurance sales declined.

Indirect expenses of the Advisors channel increased $2.3 million, or 13%, from last year’s third quarter to $19.7 million.  Increased costs for sales program initiatives, including sales convention costs, and increased compensation and benefit expense associated with the addition of home office financial advisors support personnel led to the overall increase in indirect expenses.  We are in the process of implementing changes to revitalize this distribution channel with a focus on advisor recruiting and providing internal wholesaling resources for our advisors to improve sales levels and advisor productivity.   This quarter’s advisor sales productivity level increased 27% to $195 thousand per advisor.

Wholesale Channel

Underwriting and distribution revenues and expenses in the Wholesale channel are generated by non-proprietary distribution of our mutual funds through other broker-dealers, other registered investment advisors, 401(k) platforms and through distribution of various investment products by Legend retirement advisors.  Revenues earned in the Wholesale channel increased $4.6 million, or 37%, to $16.8 million. Revenues at Legend increased 21%, or $1.9 million, to $11.1 million from last year’s third quarter due to increases in advisory fees, Rule 12b-1 asset-based fees, and commissions received on sales.  Rule 12b-1 service and distribution asset-based fees earned from assets sold through non-proprietary distribution increased $2.3 million, or 92%, from last year’s third quarter to $4.8 million.  Commissions received for certain mutual fund sales through non-proprietary distribution that are not load-waived increased $0.2 million to $0.4 million.

Underwriting and distribution expenses of the Wholesale channel increased $5.7 million, or 36%, to $21.5 million for the third quarter of 2005. Direct expenses increased $4.4 million, or 41%, to $15.2 million. Commissions paid to Legend retirement advisors increased $1.3 million, or 23%, due to increased sales and higher average assets.   Direct expenses of the non-proprietary distribution segment increased $3.1 million due to higher asset-based fees paid to third party broker-dealers, higher amortization of Class B and Class C share deferred selling costs and higher wholesaler commission expense.  Asset-based service fees paid to third party broker-dealers increased $1.7 million as related average assets sold through the non-proprietary segment of the Wholesale channel increased.  Amortization of deferred selling costs for Class B and Class C shares increased $0.9 million from last year’s third quarter to $1.7 million in the current period.  Wholesaler commissions on sales of the Ivy Funds through non-proprietary distribution increased $0.6 million as our gross mutual fund sales through this segment of the Wholesale channel increased 87% to $564 million for the third quarter of 2005.

Indirect expenses increased $1.3 million, or 25%, from last year’s third quarter to $6.3 million.  With the addition of several full-time internal and external wholesalers compared to last year’s third quarter and increased headcount at Legend, related compensation expense increased approximately $0.4 million in the Wholesale channel.  An increase in business meetings and travel costs, advertising, and fund expenses also contributed to the rise in indirect expenses.

Shareholder Service Fee Revenue

Shareholder service fee revenues from transfer agency, custodian, and accounting services were $20.6 million, an increase of $1.4 million, or 8%, from the third quarter of 2004.  The average number of shareholder accounts, one of the primary drivers of service fee revenue, also increased 8% to 2.56 million at September 30, 2005 compared with 2.38 million at September 30, 2004.

Compensation and Related Costs

In this year’s third quarter, compensation and related costs (excluding equity compensation discussed below), increased by $4.5 million, or 27%, to $21.4 million.  Approximately 63% of the increase in compensation was due to increased accruals for incentive compensation due to the continued strong investment performance of our Funds during the third quarter.  Incentive compensation, pension costs, and health insurance costs are estimated and accrued during the year and adjusted on a quarterly basis.  Compensation packages are based on management’s judgment taking into account performance, competition, and the level and mix of current and anticipated compensation – including cash compensation in the form of salaries, bonuses, or deferred compensation and non-cash compensation in the form of fringe benefits and equity compensation.  Salaries, wages, and related payroll taxes were up $0.9 million, or 7% from last year’s third quarter.  Average employee headcount increased 5%, primarily in our information technology services department as we permanently hired contract labor professionals, costs of which were reflected in general and administrative expenses in the prior year’s comparable period.  Changes in the discount rate and expected return on plan asset assumptions resulted in an increase in pension expense of $0.4 million from last year’s third quarter.

Equity Compensation

Equity compensation expense in the third quarter of 2005 was $4.3 million compared to $2.8 million in the third quarter of 2004, an increase of 51%.  The increase of $1.5 million is due to increased amortization expense associated with our annual grant of restricted stock on April 2, 2005.

Subadvisory Fees

Subadvisory fees represent fees paid to other asset managers who provide advisory services for certain Ivy mutual fund portfolios obtained in the acquisition of Mackenzie Investment Management, Inc. and certain assets from the strategic alliance with Securian Financial Group, Inc.  In most cases, these other asset managers were subadvising the assets prior to our acquisition and specialize in investment styles not offered by the Company.  Subadvisory fees for the third quarter of 2005 were $5.0 million, an increase of $3.2 million from last year’s third quarter, due to substantial growth in the average assets of certain subadvised funds.  In the third quarter of 2005, approximately 38% of total retail mutual fund gross sales were of funds managed by subadvisors.  Gross management fees earned from these assets are included as part of management fee revenues discussed above.

General and Administrative Costs

General and administrative expenses were $10.1 million in the third quarter of 2005 compared to $9.9 million for the same period last year.  Increased costs for space rent, computer services, and dealer services, were nearly completely offset by savings resulting from reduced temporary employment agency and contract business services costs, and lower audit, consulting, and legal fees.

Investment and Other Income, Interest Expense and Taxes

Investment and other income increased $1.0 million from last year’s third quarter to $1.4 million for the third quarter of 2005.  Interest on short-term commercial paper investments received during the third quarter of 2005 was $0.7 million higher than the comparative period last year due to higher average balances and interest rates, 3.45% compared to 1.45%.   Also, we recognized gains in our mutual fund trading portfolio totaling $0.3 million compared to losses in the trading portfolio totaling $0.3 million in last year’s third quarter.

Interest expense increased $0.9 million, or 32%, from last year’s third quarter primarily due to a $1.0 million decrease in the benefit received from the interest rate swap on our senior notes.  In the current quarter, we incurred higher interest expense on our 7.5% senior notes between periods as a result of higher variable rates paid on the interest rate swap.  As of September 30, 2005, the floating rate being paid was 6.31% compared to 4.29% as of September 30, 2004.

In this year’s third quarter, our effective tax rate declined from 36.3% to 31.7%.  The rate was impacted by a change in the determination of the deductibility of certain legal matters expensed in the second quarter of 2005.

Results of Operations – Nine Months Ended September 30, 2005 as Compared with Nine Months Ended September 30, 2004

Net Income

The Company reported net income of $40.2 million, or $0.49 per diluted share, for the nine months ended September 30, 2005 compared to net income of $76.5 million, or $0.93 per diluted share, in the same period last year.  During the second quarter of this year, we incurred several charges totaling to $41.3 million ($28.8 million net of tax) that are not considered typical ongoing operating expenses of the Company.  Included in the aggregate charges of $41.3 million were $35.0 million related to settlements of outstanding litigation, and charges aggregating $6.3 million, pre-tax, primarily for costs relating to the separation of employment of our former CEO, and to a significantly lesser extent various other separation charges related to restructuring changes made in the Advisors channel.  These charges are included as a component of compensation expense, equity compensation expense, underwriting and distribution expense, and general and administrative expenses.  Slightly offsetting the special charges incurred during the second quarter of this year, in the third quarter, we recognized a tax benefit in the amount of $1.8 million relating to a change in determination of the deductibility of certain legal matters expensed in the second quarter of

2005, impacting earnings per share $0.02 per diluted share.  A discussion of the various components of year to date net income follows.

Investment Management Fee Revenues

Investment management fee revenues were $197.0 million, an increase of $19.2 million, or 11%, from the nine months ended September 30, 2004.  Total average assets under management for the year to date were $38.9 billion compared to $36.0 billion last year, up 8%.

Revenues from investment management services provided to our retail mutual funds, which are distributed both through the Advisors channel and through non-proprietary distribution in the Wholesale channel, increased $18.8 million, or 13%, while the related retail average assets increased 10% to $30.6 billion.  Compared to last year, the average assets in the Ivy Funds family grew 71% to $5.3 billion due to significant sales growth in the non-proprietary segment of the Wholesale channel and market appreciation.   Because of the slightly higher management fee rate in the Ivy Funds family due to lack of scale, the significant growth in Ivy Funds average assets resulted in a larger management fee increase for combined retail mutual funds than the increase to combined retail average assets.  Institutional and separate account business was flat compared with the same period in 2004.

The following tables provide information regarding the composition of our average assets under management by asset class and distribution channel (in millions).

	Year to Date 2005
	Advisors	Wholesale Channel
	Channel	Non-proprietary	Institutional	Total
	(in millions)

Asset Class:
Equity	$20,717	4,880	7,696	$33,293
Fixed Income	3,962	319	624	4,905
Money Market	—	56	—	737
Total	$25,360	5,255	8,320	$38,935

	Year to Date 2004
	Advisors	Wholesale Channel
	Channel	Non-proprietary	Institutional	Total
	(in millions)

Asset Class:
Equity	$19,191	3,649	7,442	$30,282
Fixed Income	3,952	272	693	4,917
Money Market	767	62	—	829
Total	$23,910	3,983	8,135	$36,028

Change in Assets Under Management

The following tables summarize the changes in our assets under management by distribution channel.  All sales are net of commissions.  The activity includes all Funds and institutional business, including money market funds and net asset value accounts for which we receive no commissions.

	Year to Date 2005
	Advisors	Wholesale Channel
	Channel	Non-proprietary	Institutional	Total
	(in millions)

Beginning Assets	$25,297	4,702	8,659	$38,658

Sales (net of commissions)	1,769	1,679	488	3,936
Redemptions	(2,303)	(862)	(1,599)	(4,764)
Net Sales	(534)	817	(1,111)	(828)

Net Exchanges	(56)	48	0	(8)
Reinvested Dividends & Capital Gains	128	21	90	239
Net Flows	(462)	886	(1,021)	(597)

Market Appreciation	1,744	550	366	2,660
Ending Assets	$26,579	6,138	8,004	$40,721

	Year to Date 2004
	Advisors	Wholesale Channel
	Channel	Non-proprietary	Institutional	Total
	(in millions)

Beginning Assets	$24,337	3,805	8,431	$36,573

Sales (net of commissions)	1,664	914	1,002	3,580
Redemptions	(2,592)	(731)	(1,362)	(4,685)
Net Sales	(928)	183	(360)	(1,105)

Net Exchanges	(78)	72	0	(6)
Reinvested Dividends & Capital Gains	107	12	89	208
Net Flows	(899)	267	(271)	(903)

Market Appreciation/(Depreciation)	46	50	(163)	(67)
Ending Assets	$23,484	4,122	7,997	$35,603

The nine months ended September 30, 2005 yielded overall gross sales of $3.9 billion, comparing favorably to the same period last year.  Gross sales for retail mutual funds increased $870 million, or 34%, while gross sales for institutional business declined $514 million, or 51%.  Institutional investment performance has improved throughout 2005, however new institutional sales typically lag behind performance improvement. Subadvised assets under management have grown significantly to $4.1 billion at September 30, 2005.  For the nine months ended September 30, 2005, gross sales of subadvised funds were $1.4 billion, representing 41% of total retail mutual fund gross sales.  While the dollar value of redemptions in the Advisors channel improved from the same period last year, the net flows in the channel remain

negative, although showing improvement of 48% compared to last year.   Although the number of advisors decreased 5% from last year, advisor sales productivity levels improved 7% to $570 thousand per advisor.

The combined long-term redemption rate, which includes our Funds and institutional and separate accounts (but excludes money market fund redemptions), improved to 14.8% down from 15.3% for the nine months ended September 30, 2004.  The long-term redemption rate in the Advisors channel improved to 9.8% from 11.4% last year.

Underwriting and Distribution Fee Revenues and Expenses

Consolidated underwriting and distribution fee revenues were $201.2 million for the nine months ended September 30, 2005, an increase of $13.4 million, or 7%, compared to last year.  The rise in revenue is due to an $11.8 million increase in Rule 12b-1 asset-based service and distribution fee revenue, the majority of which is passed through to our financial advisors or third party broker-dealers in the form of commissions, increased revenues at Legend, and a 3% increase in front-load commission revenue resulting primarily from increased front-load investment product sales volume in the Advisors channel year to date.

Consolidated underwriting and distribution fee expenses were $223.7 million, an increase of $25.0 million, or 13%, from last year as expenses climbed in both distribution channels.  Consolidated direct underwriting and distribution expenses increased approximately $15.9 million, or 12%, over last year due primarily to a $9.1 million increase in asset-based service fees paid to our advisors and other third party broker-dealers, an increase in front-load commissions to our advisors, higher amortization of deferred selling costs from sales of Class B and Class C shares, and higher wholesaler commissions paid on non-proprietary sales.  Consolidated indirect expenses increased $9.1 million, or 14%, over last year; $5.4 million attributable to the Advisors channel, $2.2 attributable to the non-proprietary segment of the Wholesale channel and $1.5 million attributable to indirect costs increases at Legend.  Included in the increase to indirect expense was approximately $0.4 million for employee severance and other restructuring costs in the Advisors channel in the second quarter resulting from changes made to revitalize sales.  For further discussion on the underwriting and distribution results, refer to the applicable distribution channel discussion below.

The following table illustrates our underwriting and distribution fee revenues and expenses segregated by the method of distribution within the respective Advisors or Wholesale channel:

	Year to Date 2005
	Advisors	Wholesale Channel
	Channel	Non-proprietary	Legend	Total
	(in thousands)

Revenue	$153,565	14,844	32,839	$201,248
Expenses
Direct	104,372	22,052	21,765	148,189
Indirect	56,682	10,156	8,646	75,484
	161,054	32,208	30,411	223,673
Net Underwriting & Distribution	$(7,489)	(17,364)	2,428	$(22,425)

	Year to Date 2004
	Advisors	Wholesale Channel
	Channel	Non-proprietary	Legend	Total
	(in thousands)

Revenue	$149,690	8,557	29,599	$187,846
Expenses
Direct	98,038	14,497	19,794	132,329
Indirect	51,258	7,930	7,172	66,360
	149,296	22,427	26,966	198,689
Net Underwriting & Distribution	$394	(13,870)	2,633	$(10,843)

Distribution Margin

Our consolidated distribution margin declined to -11.1% for the nine months ended September 30, 2005 compared to -5.8% in the comparative period last year.  The Advisors channel distribution margin, which excludes our non-proprietary distribution efforts and better reflects only the activity of our sales force, decreased to -4.9% for the period to date compared to 0.3% for last year’s period to date.  Higher indirect selling costs arising from compensation for new advisor recruiters in the home office, sales program initiatives, legal expenses, and costs of restructuring the Advisors channel contributed to the decline in the Advisors channel margin.

Advisors Channel

Underwriting and distribution revenues earned in the Advisors channel for the nine months ended September 30, 2005 increased $3.9 million to $153.6 million, up 3% from the prior period. Commissions received from the sale of front-end load products, which include mutual fund Class A shares (those sponsored by the Company and those underwritten by other non-proprietary mutual fund companies), financial plans and various variable annuity products, were $65.3 million, up $1.4 million, or 2%, from last year, inline with growth in sales of front-end load investment products.  The number of financial plans delivered to our customers increased 22% from the nine months ended September 30, 2004, generating an increase to front-load revenue of $2.4 million.  Lower sales of variable annuity products resulted in a $4.1 million decline in front-load revenue, offsetting growth in revenues generated from sales of Class A shares sponsored by the Company.

The following table illustrates commissionable proprietary investment product sales by our financial advisors, including sales of our InvestEd portfolios.  Sales are shown gross of commissions and exclude sales by Legend retirement advisors, money market funds, other non-proprietary mutual funds, insurance products, and mutual funds sold at net asset value for which we receive no commission.

			Variance
	YTD 2005	YTD 2004	Amount	Percentage
	(amount in millions, except percentage data)

Front-end load sales (Class A)	$989	868	121	14%
Variable annuity products	232	306	(74)	-24%
Front-load product total	1,221	1,174	47	4%

Deferred-load sales (Class B&C)	157	179	(22)	-12%
Allocation products	22	—	22	nm
Total proprietary sales	1,400	1,353	47	4%

Revenues earned on the sale of insurance products decreased $1.8 million, or 12%, compared to last year as sales of these products declined in 2005.  Rule 12b-1 service and distribution fees collected from the Funds and other asset-based fees earned from variable annuity products sold through the Advisors channel increased $6.7 million, or 12%, from last year to $63.6 million as the related average assets grew roughly 7%.  Included in Rule 12b-1 service and distribution fee revenue is a $2.9 million true-up adjustment to both the revenue and expense.  Excluding this adjustment, the revenues and average assets grew at the same rate of 7%.  The majority of Rule 12b-1 service fee revenue is a pass-through to our advisors as a service fee commission expense.  Revenues earned from our asset allocation products declined $2.2 million year to date corresponding to the decline in average assets in asset allocation investment products.

Underwriting and distribution expenses in the Advisors channel increased $11.8 million, or 8%, to $161.1 million for the nine months ended September 30, 2005.  Direct expenses were up $6.3 million, or 6%, to $104.4 million due to a $2.9 million Rule 12b-1 true-up adjustment to both revenues and expenses, in addition to an increase in Rule 12b-1 asset-based service fee commission expenses of approximately $3.2 million due to the increase in related average assets.  Commissions for the sale of front-load products, which include commissions paid on financial plan sales and sales of mutual funds other than those sponsored by the Company, increased $2.5 million, or 7%, to $39.9 million as sales of front-load products increased 4%.  Commission expenses from insurance sales, which are not considered front-end load investment products, declined $1.1 million, or 12%, corresponding to the 12% decline in insurance commission revenues due to lower sales of these products during 2005.   Asset-based commissions to our advisors for client investments in our asset allocation products declined $0.8 million year to date 2005 due to the decline in related average assets in these products.

Indirect expenses of the Advisors channel increased $5.4 million, or 11%, from the nine months ended September 30, 2004 to $56.7 million year to date.  We are in the process of implementing changes to revitalize this distribution channel with a focus on advisor recruiting and providing internal wholesaling resources for our advisors to improve sales levels and advisor productivity. In 2005, we incurred approximately $0.4 million in organizational restructuring costs, primarily in the form of employee severance.  Legal expenses associated with the Advisors channel increased $0.5 million over last year.  Lower costs for field office rent were offset by increased costs of $1.1 million for compensation associated with the addition of home office financial advisors support personnel, higher sales program initiatives costs of $1.6 million, and to a lesser extent, higher costs associated with marketing and sales brochures, computer services, and relocation assistance related to leadership changes.

Wholesale Channel

Underwriting and distribution revenues and expenses in the Wholesale channel are generated by non-proprietary distribution of our mutual funds through other broker-dealers, other registered investment advisors, 401(k) platforms and through distribution of various investment products by Legend retirement advisors.  Revenues earned in the Wholesale channel increased $9.5 million, or 25%, to $47.7 million. Revenues received from Rule 12b-1 service and distribution fees collected from certain of our mutual funds increased $5.1 million due to growth in the related average assets.  Revenues at Legend increased $3.2 million from the nine months ended September 30, 2004 to $32.8 million this year due to increases in advisory fees, sales commissions, and asset-based service and distribution fees.  In the current year, commissions received for certain mutual fund sales through non-proprietary distribution with a load increased $0.6 million, to $1.2 million, and contingent deferred sales charge revenues increased $0.5 million year to date.

Underwriting and distribution expenses of the Wholesale channel increased $13.2 million, or 27%, to $62.6 million for the nine months ended September 30, 2005.  Direct expenses increased $9.5 million, or 28%, to $43.8 million due primarily to higher commission expenses associated with Rule 12b-1 asset-based service and distribution fees and other asset based fees, increased amortization of Class B and Class C share deferred selling costs, and increased wholesaler commission expenses.  Asset-based service fees for third party broker-dealers increased $3.0 million in the current period. Amortization of deferred selling costs resulting from sales of Class B and Class C shares increased $2.4 million from last year to $4.3 million in the current period.  Commissions paid to Legend retirement advisors increased $2.0 million, or 10%. Wholesaler commissions on sales of the Ivy Funds through non-proprietary distribution increased $1.9 million as our gross mutual fund sales through this segment of the Wholesale channel increased 84% to $1.7 billion for the nine months ended September 30, 2005.

Indirect expenses increased $3.7 million, or 25%, from the nine months ended September 30, 2004 to $18.8 million in the current year; $2.2 million due to increased costs of the non-proprietary sales channel and $1.5 million due to increased costs at Legend.   With the addition of several full-time internal and external wholesalers and increased headcount at Legend during the first half of this year, related compensation and benefits expense increased approximately $0.7 million at Legend and $1.0 million in the non-proprietary segment of the Wholesale channel.  A decline in costs for computer software and software maintenance and licensing were offset by increased costs for business meetings and travel and advertising during the current year.

Shareholder Service Fee Revenue

Shareholder service fee revenues from transfer agency, custodian, and accounting services were $60.7 million, an increase of $3.5 million, or 6%, from the nine months ended September 30, 2004.  The average number of shareholder accounts, one of the primary drivers of service fee revenue, increased 6% to 2.51 million at September 30, 2005 compared with 2.36 million at September 30, 2004.

Compensation and Related Costs

For the nine months ended September 30, 2005, compensation and related costs (excluding equity compensation discussed below), increased by $7.8 million, or 15%, to $61.0 million.  Salaries, wages, and related payroll taxes were up $3.6 million, or 10%.  Average employee headcount increased 6% from last year, primarily in our information technology services department, but also at Legend in the area of client service support.  In the current year, we permanently hired contract labor information technology professionals, costs of which were reflected in general and administrative expenses in the prior year period.  Also contributing $3.0 million to the increase over last year was increased accruals for incentive compensation due to the continued strong investment performance of our Funds.  Incentive compensation, pension costs, and health insurance costs are estimated and accrued during the year and adjusted on a quarterly basis.  Compensation packages are based on management’s judgment taking into account performance, competition, and the level and mix of current and anticipated compensation — including cash compensation in the form of salaries, bonuses, or deferred compensation and non-cash compensation in the form of fringe benefits and equity compensation.  Changes in the discount rate and expected return on plan asset assumptions resulted in an increase in pension expense of $0.8 million from last year.  A charge of $0.5 million related to the resignation of our former CEO also contributed to the current year increase.

Equity Compensation

Equity compensation expense for the nine months ended September 30, 2005 was $13.3 million compared to $7.5 million last year, an increase of $5.9 million or 78%.  The increase is due to increased amortization expense of approximately $2.7 million associated with this year’s annual grant of restricted stock on April 2, 2005 discussed below, and approximately $1.5 million for amortization expense for the annual grant on April 2, 2004 that was incurred during the first three months of 2005.  Additionally, we incurred $2.2 million in charges related to the resignation of our former CEO — $1.4 million relating to certain stock options for which vesting had previously been accelerated, and the remaining balance taken to reflect a change in the amortization of restricted stock from the straight-line method to a graded vesting method due to the change in employment status.  We expect to continue experiencing increased stock compensation expense from annual restricted stock grants.

On April 2, 2005, we granted 1,107,533 shares of restricted stock with a fair market value of $19.75 per share under the Company’s Stock Incentive Plan, as amended and restated (the “SIP”).  These shares vest over four years in one-third increments annually beginning on the second anniversary of the grant date.  Under the SIP, unvested shares of restricted stock may be forfeited upon the termination of employment with the Company, dependent upon the circumstances thereof.  Except for restrictions placed on the transferability of the restricted stock, holders of restricted stock have full stockholders rights during the term of restriction, including voting rights and the rights to receive cash dividends.  Based on the market value of these restricted shares on the grant date, we recorded deferred compensation totaling $21.9 million during the second quarter of 2005.  Deferred compensation is included as a component of stockholders’ equity and is recognized as expense over the four-year vesting period.

Subadvisory Fees

Subadvisory fees represent fees paid to other asset managers who provide advisory services for certain Ivy mutual fund portfolios obtained in the acquisition of Mackenzie Investment Management, Inc. and certain assets from our strategic alliance with Securian Financial Group, Inc.  In most cases, these other asset managers were subadvising the assets prior to our acquisition and specialize in investment styles not offered by the Company.  Subadvisory fees for the nine months ended September 30, 2005 were $12.6 million, an increase of $8.4 million from last year, due to substantial growth in the average assets of certain subadvised funds.  For the nine months ended September 30, 2005, approximately 41% of total retail mutual fund gross sales were of funds managed by subadvisors.  Gross management fees earned from these assets are included as part of management fee revenues discussed above.

General and Administrative Costs

General and administrative expenses increased by $41.3 million to $70.2 million for the nine months ended September 30, 2005.  Of the $41.3 million increase, $38.2 million were charges not typical of ongoing operations of the Company.  As a result of the settlement of outstanding legal matters with Torchmark Corporation for actions in Alabama, California, and Kansas (with the exception of the outstanding tax case described further in Note 10 “Contingencies” of the Notes to the Unaudited Consolidated Financial Statements) we incurred a charge of $14.5 million.   Additionally, as a result of the settlement of outstanding legal matters with the NASD and a consortium of states relating to variable annuity sales practices, we incurred a charge of $20.5 million.  Also included as a charge in the overall $41.3 million increase to general and administrative expenses was a $3.0 million payment to our former CEO pursuant to his resignation and the entry into an eight year consulting agreement for ongoing managerial and advisory services.  Under this agreement, he will continue to receive $0.4 million per year for rendered services.  We also incurred approximately $0.2 million in legal and consulting fees related to the separation.

Excluding the aforementioned charges, general and administrative expenses increased $3.1 million, or 11%, from the nine months ended September 30, 2004.  Lower expenses in the current period for contracted business services and employment agencies did not offset increased costs aggregating to $4.1 million for space rent, computer services, dealer services, liability insurance, audit, consulting, and legal fees.   We also had non-recurring expenses of $0.4 million related to a change in home office expansion plans.

Investment and Other Income, Interest Expense and Taxes

Investment and other income increased $0.7 million, or 21%, to $4.3 in the current year.  Last year’s comparative nine month period included a realized gain on trading securities of $1.9 million which resulted from the change in classification for certain mutual fund holdings from available-for-sale to trading.  The change in classification was made to hedge our exposure to market volatility created by our deferred compensation liabilities.  In the current period, we had a $1.0 million gain on the sale of available-for-sale securities and increased interest earned on short-term commercial paper investments of $1.4 million due to higher average balances and rates, 3.09% compared to 1.18%.  Also, in the current period we earned $0.5 million more in interest from a cash appeal bond deposit that was returned to us on June 8, 2005 as part of resolution of outstanding legal matters with Torchmark Corporation.

Interest expense increased $3.1 million, or 41%, from last year due to a decrease in the benefit received from the interest rate swap on our senior notes compared to the nine month period last year and to higher money market loan borrowing rates in the current period.  In the current year, we incurred $2.8 million higher interest expense on our 7.5% senior notes between periods as a result of higher variable rates paid on the interest rate swap.  As of September 30, 2005, the floating rate being paid was 6.31% compared to 4.29% as of September 30, 2004.  Lower average money market loan borrowings in the current year coupled with higher average interest rates, 3.04% compared to 1.51%, also resulted in higher interest expense of $0.3 million.

Our effective income tax rate for the nine months ended September 30, 2005 was 37.5% compared to 36.0% last year.  The higher effective tax rate in the current year reflects the impact of non-deductible charges recorded in connection with the settlement of litigation with a consortium of states related to variable annuity sales practices.  We expect our normalized effective income tax rate to be in the range of 36.5% to 36.7%.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operations.  Cash and cash equivalents were $142.5 million at September 30, 2005, an increase of $58.6 million from December 31, 2004.  Cash and cash equivalents include reserves of $23.6 million and $22.6 million for the benefit of customers in compliance with securities regulations at September 30, 2005 and December 31, 2004, respectively.  Cash and cash equivalents, investment securities and current receivables decreased to $257.8 million at September 30, 2005 from $272.6 million at December 31, 2004.

Cash flow from operations is our primary source of funds, and totaled $70.8 million during the first nine months of 2005.  Despite considerably lower net earnings this year, cash generated from operations declined only $3.7 million compared to the same period in the prior year.  Increased revenues combined with lower estimated tax payments, higher non-cash equity compensation expense, and the timing of payments of current year litigation settlements resulted in consistent operating cash when comparing periods.

Cash flow provided by investing activities was $66.9 million during the nine months ended September 30, 2005.  Last year, we used $47.5 million in investing activities.  During the current year, proceeds from the sale or maturity of available-for-sale securities of $74.7 million was partially offset by $7.8 million in capital expenditures, mainly for data processing equipment and software development. Included in the proceeds from the sale of available-for-sale securities is the refund of a cash appeal bond for $56.3 million plus accrued interest of $1.1 million returned to us as part of the resolution of outstanding legal matters with Torchmark Corporation. Last year, we used $57.4 million for the purchase of available-for-sale investment securities and $6.7 million for capital expenditures.  Last year we also realized proceeds from the maturity of available-for-sale securities of $16.6 million.

Cash flow used in financing activities during the nine months ended September 30, 2005 was $79.1 million.  Last year financing activities provided $16.6 million.  The use of cash in the current period consisted of dividends paid in the amount of $37.5 million, repayments of short-term borrowings of $35.0 million, and repurchases of our common stock in the amount of $6.0 million.  We also received cash from the exercise of stock options in the amount of $1.2 million.  Cash flows from financing activities last year consisted primarily of short-term borrowings of $71.0 million and cash received from the exercise of stock options in the amount of $6.5 million.  Partially offsetting these cash inflows in 2004 was $37.1 million paid for dividends and $23.6 million used for the repurchase of our common stock.

We have negotiated a renewal of our credit facility effective October 7, 2005, to a three-year revolver with various lenders for a total of $200.0 million, whereby the lenders could, at their option upon our request, expand the facility to $300.0 million.  At September 30, 2005, there was no balance outstanding under the facility.  In addition, there were no outstanding balances on money market loans at September 30, 2005.

Future Capital Requirements

We expect significant uses of cash in 2005 to include expected dividend payments, interest payments on outstanding debt, share repurchases, legal settlements and potential acquisitions. Management believes its available cash, marketable securities, and expected cash flow from operations will be sufficient to fund its operating and capital requirements for 2005.  We may continue to repurchase shares of our common stock from time to time, as management deems appropriate. Share repurchases should be financed by our available cash and investments and/or cash from operations.

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

Supplemental Information

	3Q 2005	3Q 2004	Change	YTD 2005	YTD 2004	Change
Redemption rates - long term
Advisors Channel	9.2%	11.6%		9.8%	11.4%
Wholesale Channel	28.6%	21.1%		24.0%	22.9%
Non-proprietary	18.3%	21.6%		21.4%	23.5%
Institutional	35.8%	20.8%		25.7%	22.6%
Total	16.0%	14.9%		14.8%	15.3%

Sales per advisor (000’s) (1)
Total	195	154	26.6%	570	532	7.1%
2+ Years (2)	278	222	25.2%	848	778	9.0%
0 to 2 Years (3)	63	42	50.0%	145	116	25.0%

Gross production per advisor	13.3	12.3	8.1%	39.6	39.6	0.0%

Number of financial advisors (1)	2,443	2,566	-4.8%	2,443	2,566	-4.8%
Average number of financial advisors (1)	2,439	2,513	-2.9%	2,455	2,546	-3.6%

Number of shareholder accounts (000’s)	2,579	2,387	8.0%	2,579	2,387	8.0%

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

Our future operating results are also dependent upon the level of our operating expenses, which are subject to fluctuation for the following or other reasons: variations in the level of compensation expense due to, among other things, performance-based bonuses, changes in our employee count and mix, and competitive factors; unanticipated costs that may be incurred to protect investor accounts and the goodwill of our clients; legal expenses; and disruptions of services, including those provided by third parties such as communications, power, and the mutual fund transfer agent system.  In addition, our future operating results may also be impacted by our ability to incur additional debt, by adverse litigation and/or arbitration judgments or settlements, failure to retain key personnel and financial advisors, regulatory enforcement exams, actions or settlements and acts of terrorism and/or war.  The Company’s business is also subject to substantial governmental regulation, and changes in legal, regulatory, accounting, tax, and compliance requirements may have a substantial effect on our operations and results, including but not limited to effects on costs we incur and effects on investor interest in mutual funds and investing in general or in particular classes of mutual funds or other investments.

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

Part II.  Other Information

Item 1.                                   Legal Proceedings

See the Notes to the Unaudited Consolidated Financial Statements, Note 10 “Contingencies” beginning on page 18 of this Quarterly Report on Form 10-Q regarding the status of the Torchmark Corporation litigation, Sawtelle Arbitration, NASD Enforcement Action, State Variable Annuity settlements, Williams excessive fee litigation, and SEC/New York Attorney General/Kansas Securities Commission investigation. Information required by this Item 1 is incorporated herein by reference to the disclosure contained in Note 10 of the Notes to the Unaudited Consolidated Financial Statements.

Item 2.                                   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table sets forth certain information about the shares of Class A common stock we repurchased during the third quarter of 2005.

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program

July 1 - July 31	2,444	19.43	2,444	n/a	(1)
August 1 - August 31	275,588	19.39	275,588	n/a	(1)
September 1 - September 30	—	—	—	n/a	(1)

Total	278,032	19.39	278,032

(1)          On August 31, 1998, we announced that our Board of Directors had approved a program to repurchase shares of our Class A common stock.  Under the repurchase program, we are authorized to repurchase, in any seven-day period, the greater of (i) 3% of our outstanding Class A common stock, or (ii) $50 million of our Class A common stock.  Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased.  During this third quarter of 2005, all stock repurchases were made pursuant to this repurchase program.

(2)          Of the total number of share repurchases in the third quarter of 2005, 2,444 shares were purchased in connection with funding employee income tax withholding obligations arising from the vesting of restricted shares.  During 2005, we also repurchased 240,854 mature shares from stock incentive plan participants to cover the strike price of options exercised in connection with a Stock Option Restoration Program (the “SORP”).  In addition, 34,734 newly issued shares from the SORP exercise were repurchased from the participants to cover their statutory minimum tax withholdings.

Item 5.                                   Other Information

(a)                                  On October 19, 2005, the Board of Directors approved April 12, 2006 as the date of the Company’s 2006 Annual Meeting of Stockholders.  Any stockholder proposal sought to be included in the Company’s proxy materials and form of proxy for the 2006 Annual Meeting pursuant to Rule 14a-8 of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) must be received by the Secretary of the Company for inclusion in the Company’s proxy statement and form of proxy relating to that meeting by November 21, 2005.  Any such proposal must comply with the applicable requirements of the Exchange Act and the rules and regulations thereunder, and may be omitted from the proxy statement if not in compliance with applicable requirements.

Item 6.                                   Exhibits and Reports on Form 8-K

(a)                                                          Exhibits:

10.1	Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated.

10.2	Waddell & Reed Financial, Inc. 1998 Executive Stock Award Plan, as amended and restated.

10.3	Waddell & Reed Financial, Inc. 1998 Non-Employee Director Stock Award Plan, as amended and restated.

10.4	Form of Restricted Stock Award Agreement for awards to Employees pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated.

10.5	Form of Restricted Stock Award Agreement for awards to Non-Employee Directors pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated.

10.6	Form of Restricted Stock Award Agreement for awards pursuant to the Waddell & Reed Financial, Inc. 1998 Executive Stock Award Plan, as amended and restated.

10.7	Form of Restricted Stock Award Agreement for awards pursuant to the Waddell & Reed Financial, Inc. 1998 Non-Employee Director Stock Award Plan, as amended and restated.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

(b)         Reports on Form 8-K:

Current Report on Form 8-K Items 2.02 and 9.01 dated July 27, 2005.

Furnished not filed.  No financial statements were required to be filed.

Current Report on Form 8-K Items 1.01and 9.01 dated August 3, 2005.

No financial statements were required to be filed.

Current Report on Form 8-K Items 1.01and 9.01 dated August 11, 2005.

No financial statements were required to be filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 1st day of November 2005.

WADDELL & REED FINANCIAL, INC.

By:	/s/ Henry J. Herrmann
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Daniel P. Connealy
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Mark A. Schieber
Vice President and
Controller
(Principal Accounting Officer)