Form 10-K
period 2005-12-31
WADDELL & REED FINANCIAL INC
filed 2006-03-01
CIK 1052100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 001-13913

WADDELL & REED FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0261715 (I.R.S. Employer Identification No.)
6300 Lamar Avenue Overland Park, Kansas 66202 913-236-2000 (Address, including zip code, and telephone number of Registrant’s principal executive offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

Title of each class	Name of each exchange on which registered
Class A Common Stock, $.01 par value	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES ☑   NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   YES ☐   NO ☑.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.   (    )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☑	Accelerated Filer ☐	Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.

The aggregate market value of the voting and non-voting common stock equity held by non-affiliates (i.e. persons other than officers, directors and stockholders holding greater than 5% of the registrant’s common stock) based on the closing sale price on June 30, 2005 was $1.040 billion.

Shares outstanding of each of the registrant’s classes of common stock as of February 23, 2006 Class A common stock, $.01 par value: 83,853,571

DOCUMENTS INCORPORATED BY REFERENCE

In Part III of this Form 10-K, portions of the definitive proxy statement for the 2006 Annual Meeting of Stockholders to be held April 12, 2006.

Index of Exhibits (Pages 90 through 95)
Total Number of Pages Included Are 95

WADDELL & REED FINANCIAL, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2005

PART I

ITEM 1.                Business

Overview

Waddell & Reed Financial, Inc. (hereinafter referred to as the “Company,” “we,” “our” or “us”) is a corporation, incorporated in the state of Delaware on December 24, 1981, that conducts business through its subsidiaries. We derive our revenues primarily from providing investment advisory, distribution and administrative services to mutual funds and institutional and separately managed accounts. Founded in 1937, we are one of the oldest mutual fund complexes in the United States, having introduced our largest family of mutual funds, the Waddell & Reed Advisors Group of Mutual Funds in 1940. Investment management fees, a substantial source of our revenues, are based on the amount of average assets under management and are affected by sales levels, financial market conditions, redemptions and the composition of assets. Underwriting and distribution revenues, another substantial source of revenues, primarily consist of commissions derived from sales of investment products, insurance products, and distribution fees on certain variable products, as well as advisory services. The products sold have various commission structures and the revenues received from sales of products vary based on the type and amount sold.

We sell our investment products through two distribution channels: the Advisors channel and the Wholesale channel. In the Advisors channel, our sales force (the “Advisors”) presently consists of 2,409 financial advisors who focus their efforts primarily on the sale of investment products advised by the Company. The Advisors channel’s primary market is middle income and mass affluent individuals, families and businesses across the country, which is largely underserved and is in need of financial advice and guidance. We compete primarily with smaller broker/dealers and independent financial advisors, as well as a span of other financial providers. Our sales force garners assets for us to manage by utilizing a focused financial planning approach which builds loyal customer relationships. Our approach requires lower costs to acquire assets and yields redemption rates below those of the industry, contributing to the profitability of the channel.

Certain of our products are marketed and sold through segments of our Wholesale channel which include, among others, non-proprietary distribution through third-party intermediaries, distribution through the Legend group of subsidiaries (“Legend”), and institutional business. Our non-proprietary efforts include retail fund distribution through broker/dealers (the largest method of distributing mutual funds for the industry), retirement (401(k) platforms using multiple managers) and registered investment advisors (fee-based financial advisors who generally sell institutional class mutual funds through financial supermarkets). This is the fastest growing segment of our Wholesale channel with assets growing to nearly $7.0 billion at the end of 2005. In 2005, we continued to expand our team of national wholesalers, reaching a total of 23 at year-end. Finally, our institutional business markets primarily to defined benefit pensions and endowments.

Organization

We operate our investment advisory business through our subsidiary companies, primarily Waddell & Reed Investment Management Company (“WRIMCO”), a registered investment adviser. Other investment advisory subsidiaries include Ivy Investment Management Company (“IICO”), a registered investment adviser for Ivy Funds, Inc. and the Ivy Funds portfolios (collectively, the “Ivy Funds”), Legend Advisory Corporation, a registered investment adviser for Legend and Austin, Calvert & Flavin, Inc. (“ACF”). As of December 31, 2005, we had a total of $41.9 billion in assets under management and approximately 2.6 million mutual fund shareholder accounts.

Our underwriting and distribution business operates primarily through our subsidiary Waddell & Reed, Inc. (“W&R”). W&R is a registered broker/dealer and a registered investment adviser that acts primarily as the national distributor and underwriter for shares of our Waddell and Reed Advisors Group of Mutual Funds (the “Advisors Funds”) and the distributor of variable annuities and other insurance products issued by Nationwide Life Insurance Company, a subsidiary of Nationwide Financial Services, Inc. (“Nationwide”), Minnesota Life Insurance Company (“Minnesota Life”), a subsidiary of Securian Financial Group, Inc. (“Securian”), and others. Ivy Funds Distributor, Inc. (“IFDI”), a registered broker/dealer, is the distributor and underwriter for the Ivy Funds. Legend Equities Corporation (“LEC”) is the registered broker/dealer for Legend, a mutual fund distribution and retirement planning subsidiary based in Palm Beach Gardens, Florida. Through its network of over 515 financial advisors, Legend serves primarily employees of school districts and other not-for-profit organizations.

Waddell & Reed Services Company (“WRSCO”) provides transfer agency and accounting services to the Advisors Funds, the Ivy Funds, W&R Target Funds, Inc. (the “Target Funds”) and Waddell & Reed InvestEd Portfolios, Inc., our college savings plan (“InvestEd”). W&R, WRIMCO, WRSCO, ACF, Legend, IICO, and IFDI are hereafter collectively referred to as the “Company,” “we,” “us” or “our” unless the context requires otherwise.

Investment Management Operations

Our investment advisory business provides our largest source of revenues and profits. We earn investment management fee revenues by providing investment advisory and management services pursuant to an investment management agreement with each fund within the Advisors Funds family, the Ivy Funds families, the Target Funds family, and InvestEd, (collectively, the “Funds”). While the specific terms of the agreements vary, the basic terms are similar. The agreements provide that we render overall investment management services to each of the Funds, subject to the oversight of each Fund’s board of directors/trustees and in accordance with each Fund’s fundamental investment objectives and policies. The agreements permit us to enter into separate agreements for shareholder services or accounting services with each respective Fund.

Each Fund’s board of directors/trustees, including a majority of the directors/trustees who are not “interested persons” of the Fund or the Company within the meaning of the Investment Company Act of 1940, as amended (the “ICA”) (“disinterested members”) and the Fund’s shareholders must approve the investment management agreement between the respective Fund and the Company. These agreements may continue in effect from year to year if specifically approved at least annually by (i) the Fund’s board, including a majority of the disinterested members, or (ii) the vote of a majority of the shareholders of the Fund and the vote of a majority of the disinterested members of each Fund’s board, each vote being cast in person at a meeting called for such purpose. Each agreement automatically terminates in the event of its assignment, as defined by the ICA or the Investment Advisers Act of 1940, as amended, (the “Advisers Act”), and may be terminated without penalty by any Fund by giving us 60 days’ written notice if the termination has been approved by a majority of the Fund’s directors/trustees or the Fund’s shareholders. We may terminate an investment management agreement without penalty on 120 days’ written notice.

In addition to performing investment management services for the Funds, we act as an investment adviser for institutional and other private investors and we provide sub-advisory services to other investment companies. For our services as an investment adviser, we receive a fee that is generally based on a percentage of assets under management. Such services are provided pursuant to various written agreements.

Our investment management effort has a strong foundation based upon its people and resources. We have a seasoned team of portfolio managers who average 21 years of industry experience and 14 years of tenure with the Company. Many of our portfolio managers have had extensive experience as investment research analysts prior to acquiring portfolio management assignments. They have substantial resources available to them, including the efforts of internal equity and fixed income analysts who conduct primary fundamental research, including numerous on and off-site meetings annually with management of the companies in which they invest. In addition, we use research provided by brokerage firms and independent outside consultants. Portfolio managers participate in a collaborative process that blends their individual accountability with the ideas of their peers which, when backed by an intensive research capability, supports our efforts to deliver consistent, long-term performance.

We have significant experience in virtually all major asset classes and a range of investment styles. Our investment strategy generally emphasizes investments in companies that the portfolio managers believe can produce above average growth in earnings. Our portfolio managers also strive for consistent long-term performance while seeking to provide downside protection in turbulent markets.

Our investment philosophy lends itself well to the financial planning approach used by our Advisors channel while our consistent long-term investment performance record supports the distribution efforts in our Wholesale channel. Our Advisors channel’s focus is on financial planning, providing clients with advice and in-depth financial planning services. As a result of our investment philosophy and investment performance, our Advisors channel has developed a loyal customer base with clients maintaining their accounts for approximately ten years on average as compared to approximately five years for the mutual fund industry, as derived from statistics provided by the Investment Company Institute. This loyalty is evidenced by a relatively low redemption rate in the Advisors channel for the year ended December 31, 2005 of 9.6%, which is considerably lower than the industry average of 20.7%. Our Wholesale channel is focused on garnering institutional assets, offering our Funds for sale through non-proprietary distribution outlets and through Legend retirement advisors.

Investment Management Products

Our mutual fund families offer a wide variety of investment options. We are the exclusive underwriter and distributor of 71 registered open-end mutual fund portfolios, including 21 portfolios in the Advisors Funds family, 27 portfolios in the Ivy Funds families, 20 portfolios in the Target Funds family and three portfolios in InvestEd. In addition to performing investment management services for the Funds, we act as an investment advisor for institutional and other private investors, including sub-advising mutual fund assets for other companies.

The following table provides information regarding the composition of our assets under management by distribution channel and asset class for the last three years.

	2005		2004		2003
		Percentage		Percentage		Percentage
	Average	of Total	Average	of Total	Average	of Total
	(in millions)
Distribution Channel:
Advisors Channel
Equity	$21,051	82%	19,322	80%	17,131	76%
Fixed income	3,947	15%	3,962	17%	4,203	19%
Money market	684	3%	759	3%	1,038	5%
Total	$25,682	100%	24,043	100%	22,372	100%
Wholesale Channel
Equity	$12,770	93%	11,265	92%	8,346	92%
Fixed income	944	7%	963	7%	673	7%
Money market	58	—	59	1%	41	1%
Total	$13,772	100%	12,287	100%	9,060	100%
Total by Asset Class:
Equity	$33,821	86%	30,587	84%	25,477	81%
Fixed income	4,891	12%	4,925	14%	4,876	16%
Money market	742	2%	818	2%	1,079	3%
Total	$39,454	100%	36,330	100%	31,432	100%

The following table summarizes our ending assets under management by broad asset class, many of which incorporate multiple investment styles, as of December 31, 2005.

	2005
		Percentage of
	Ending	Total
	(in millions)
Investment Style:
Large Capitalization Growth Equities	$9,659	23%
Large Capitalization Core Equities	6,276	15%
Value Equities	5,012	12%
Small Capitalization Growth Equities	4,315	10%
Balanced & Flexible	3,764	9%
International Equities	3,185	8%
Taxable Investment Grade Fixed Income	2,597	6%
Multi-Capitalization Core Equities	2,032	5%
Middle Capitalization Growth Equities	1,487	4%
High Yield Fixed Income	1,176	3%
Tax Exempt Fixed Income	1,044	2%
Money Market	757	2%
Other	559	1%
Total	$41,863	100%

The following table summarizes our five largest mutual funds as of December 31, 2005 by ending assets under management and investment management fees for the last three years. The assets under management and management fees of our five largest mutual funds are presented as a percentage of our total assets under management and total management fees.

	2005		2004		2003
		Percentage		Percentage		Percentage
	Ending	of Total	Ending	of Total	Ending	of Total
	(in millions)
By Assets Under Management:
Advisors Core Investment	$4,054	10%	4,233	11%	4,627	13%
Advisors Science & Technology	2,502	6%	2,286	6%	2,093	6%
Ivy Global Natural Resources	2,469	6%	893	2%	152	—
Advisors Accumulative	2,032	5%	2,050	5%	2,093	6%
Advisors Vanguard	1,855	4%	1,831	5%	1,937	5%
Total	$12,912	31%	11,293	29%	10,902	30%

	(in thousands)
By Management Fees:
Advisors Core Investment	$25,646	10%	26,698	11%	27,506	14%
Advisors Science & Technology	19,291	7%	17,779	7%	15,185	7%
Ivy Global Natural Resources	14,612	5%	3,252	1%	274	—
Advisors Accumulative	13,521	5%	13,697	6%	12,969	6%
Advisors Vanguard	12,095	5%	12,580	5%	10,753	5%
Total	$85,165	32%	74,006	30%	66,687	32%

Other Products

Pursuant to general agency arrangements with Nationwide and Minnesota Life, we distribute their variable annuity products, which offer the Target Funds as an investment vehicle. We also offer our customers retirement and life insurance products underwritten by Nationwide and Minnesota Life. Through our insurance agency subsidiaries, our financial advisors also sell life insurance and disability products underwritten by various carriers through a general agency arrangement with BISYS Insurance Services, Inc. (“BISYS”).

In addition, we offer asset allocation products, Strategic Portfolio Allocation (“SPA”) and Managed Allocation Portfolio (“MAP”), which are comprised of our Funds. Using a variety of funds ranging from money market and fixed income funds to domestic and international equity funds, SPA is a predictive, dynamic asset allocation system that reallocates the asset classes within model portfolios. Clients investing in SPA can choose from five available model portfolios with objectives ranging from conservative to aggressive, based on their investment objectives, goals, risk tolerance and other factors. As of December 31, 2005, we had approximately $499.0 million of assets in our SPA product. MAP, a fee-based mutual fund asset allocation program, is structured to provide advisors and clients with advisory services, a pricing option competitive with other firms’ fee-based products, and flexibility to allow advisors to assist clients in selecting underlying funds based upon their individual needs. A primary difference between SPA and MAP is that advisors assist clients in selecting the underlying mutual funds within MAP models in accordance with pre-established ranges, whereas for SPA, the Company’s Investment Policy Committee determines the model compositions. As of December 31, 2005, we had approximately $66.5 million of assets in MAP portfolios.

Underwriting and Distribution

We earn underwriting and distribution fee revenues primarily by distributing the Funds pursuant to an underwriting agreement with each Fund (except the Target Funds as explained below) and, to a lesser extent, by distributing mutual funds offered by other companies not affiliated with us. Under each underwriting agreement, we offer and sell the Funds’ shares on a continuous basis (open-end funds) and pay certain costs associated with underwriting and distributing the Funds, including the costs of developing and producing sales literature and printing of prospectuses, which may be either partially or fully reimbursed by the Funds. The Funds are sold in various classes that are substantially structured in ways that conform to industry standards (i.e., “front-end load,” “back-end load,” “level-load” and institutional).

When a client purchases Class A shares (front-end load), the client pays an initial sales charge of up to 5.75% of the amount invested. The sales charge for Class A shares typically declines as the investment amount increases. In addition, investors may combine their purchases of all fund shares to qualify for a reduced sales charge. Class A shares purchased at net asset value (“NAV”) are assessed a 1% contingent deferred sales charge (“CDSC”) if the shares are redeemed within 12 months of purchase. When a client purchases Class B shares (back-end load), we do not charge an initial sales charge, but we do charge a CDSC upon early redemption of shares, up to 5% of the lesser of the current market net asset value or the purchase cost of the redeemed shares in the first year and declining to zero for shares held for more than six years. Class B shares convert to Class A shares after eight years. When a client purchases Class C shares (level-load), we do not charge an initial sales charge, but we do charge investors who redeem their Class C shares in the first year a CDSC of 1% of the lesser of the current market net asset value or the purchase cost of the shares redeemed.

Under a Rule 12b-1 service plan, the Funds may charge a maximum fee of 0.25% of the average daily net assets under management as compensation or reimbursement for expenses paid to broker/dealers and other sales professionals in connection with providing ongoing services to the Funds’ shareholders and/or maintaining the Funds’ shareholder accounts. The Funds’ Class B and Class C shares may charge a maximum of 0.75% of the average daily net assets under management under a Rule 12b-1 distribution plan as compensation or reimbursement to broker/dealers and other sales professionals for their services in connection with distributing shares of that class. The Rule 12b-1 plans are subject to annual approval by the Funds’ board of directors/trustees, including a majority of the disinterested members, by votes cast in person at a meeting called for the purpose of voting on such approval. All Funds may terminate the service plan at any time with approval of fund directors or portfolio shareholders (a majority of either) without penalty.

We distribute variable products offering the Target Funds as investment vehicles pursuant to general agency arrangements with Nationwide and Minnesota Life. Commissions, marketing allowances and other compensation are paid to us as stipulated by such agreements. In connection with these arrangements, the Target Funds are offered and sold on a continuous basis. Significant portions of the commissions we receive from the sale of these variable products are paid to our financial advisors and sales managers.

In addition to distributing variable products, we distribute a number of other insurance products through our insurance agency subsidiaries, including individual term life, group term life, whole life, accident and health, long-term care, Medicare supplement and disability insurance. We receive commissions and compensation from various underwriters for distributing these products. We are not an underwriter for any insurance policies.

Distribution Channels

We distribute our investment products through our Advisors channel, which reflects the activity of our sales force, and through our Wholesale channel, which reflects all other sales efforts, such as institutional (including ACF), non-proprietary and Legend.

The Advisors Funds, variable products offering the Target Funds and InvestEd are offered primarily through our financial advisors and Legend retirement advisors; in limited circumstances, certain Advisors Funds, Target Funds and InvestEd are also offered through Wholesale distribution channels. The Ivy Funds are offered through both our Wholesale channel and Advisors channel. The Funds’ assets under management are included in either our Advisors channel or our Wholesale channel depending on who marketed the client account or is the broker of record. As of December 31, 2005, we had approximately 640,000 mutual fund customers with an average investment of $44,000 and over 83,000 variable account customers with an average investment of $50,000.

Advisors Channel

Our advisors sell investment products primarily to middle-income and mass affluent individuals, families and businesses across the country in geographic markets of all sizes. We assist clients on a wide range of financial issues with a significant focus on helping them plan, generally, for long-term savings such as retirement and education. We provide financial plans for clients, offering one-on-one consultations that emphasize long-term relationships through continued service. We believe that we are well positioned to benefit from the industry trend of “assisted sales” (sales of investment products through an advisor) driven by the array of options now available to investors and the need for financial planning advice. We believe that demographic trends and an increasing recognition of the importance of having adequate retirement savings will continue to support increased consumer demand for our products and services.

On December 31, 2005, our sales force consisted of 2,409 financial advisors, including 184 district managers, and 160 district supervisors. Eight regional vice presidents and 112 division managers manage this sales force, which operates out of 179 offices located throughout the United States. In addition, we have 230 individual advisor offices. For the year ended December 31, 2005, our financial advisors sold approximately $2.4 billion of investment products. We believe, based on industry data, that our financial advisors are currently one of the largest sales forces in the United States selling primarily mutual funds. As of December 31, 2005, 38% of our financial advisors have been with us for more than five years and 23% for more than ten years. Our New Advisor Service Fee Program, which provides new advisors with a fixed source of earnings until they can develop the skills and client base necessary to earn a stable income from commissions, has played an important role in advisor retention.

Fiscal 2005 was a year of change for our Advisors channel, including the addition of a new executive leadership team. A number of initiatives were undertaken to increase sales, improve productivity and enhance field office support. These initiatives included providing our field managers and advisors with home office resources to help provide assistance with recruiting, the design of uniform training programs, compliance and expert product support. Enhanced education and product support is also being provided to our financial advisors through additional wholesaling efforts. We believe these changes will ease the administrative burden put on our field managers and refocus their efforts on driving sales improvements. Recent sales trends imply that our efforts are gaining traction and appear to have created a solid platform for continued improvement. Sales per advisor (investment product sales divided by the average number of advisors) were $776 thousand, $709 thousand and $589 thousand, for the years ended December 31, 2005, 2004 and 2003, respectively.

Gross production per advisor, an additional method of measuring advisor productivity, is a measure which better reflects the activities of the advisor and is more closely aligned with industry standard methods of using gross commissions per sales representative to measure productivity. For purposes of this measure, gross production consists of front-end load sales and distribution fee revenues, as it would be received from an underwriter, from sales of both our Funds and other mutual funds. In addition, it includes fee revenues from our asset allocation products and financial plans, and commission revenues earned on insurance products. This measure excludes underwriting fee revenues, Rule 12b-1 service fee revenues, variable annuity distribution fee revenues and all revenues related to Class Y shares, all of which do not relate to the distribution activities of our financial advisors. Gross production per advisor was $53.5 thousand, $52.8 thousand and $44.8 thousand for the years 2005, 2004 and 2003, respectively.

Wholesale Channel

Our Wholesale channel consists generally of those sales that are garnered through methods other than through the Advisors channel, including institutional (including ACF), non-proprietary (including broker/dealers, 401(k) platforms and registered investment advisors), and through Legend retirement advisors. In an effort to accelerate sales growth, we have focused on expanding our Wholesale distribution efforts over the past three years. Our launch into this channel included the acquisition in 2002 of Mackenzie Investment Management Inc. (“MIMI”), a Florida-based investment management subsidiary of Toronto-based Mackenzie Financial Corporation (“MFC”) and adviser of the Ivy Funds sold in the United States, and the strategic alliance agreement entered into with Securian in 2003, where we agreed to become investment adviser on substantially all equity assets managed by Advantus Capital Management, Inc. (“Advantus”), a subsidiary of Securian and an affiliate of Minnesota Life. As a result of an increased demand for our mutual funds in our non-proprietary channel, market appreciation and assets gained through acquisitions, our assets under management from the Wholesale channel have increased from $12.2 billion at December 31, 2003 to $14.7 billion at December 31, 2005.

Wholesale—Non-Proprietary

During 2005, we achieved significant traction in sales of our mutual funds through non-proprietary distribution. We continued to expand our team of national wholesalers, reaching a total of 23 by year-end. Throughout 2005, the Ivy Funds family became a meaningful competitor in a number of broker/dealer platforms. These third parties have a client relationship with, and maintain an account for, the investors. Typically, investors purchase our investment products at the suggestion of third parties, thereby expanding our opportunities to gain new investors. Our efforts focus principally on distributing the Ivy Funds through three segments: broker/dealer (the largest method of distributing mutual funds for the industry), retirement (401(k) platforms using multiple managers) and registered investment advisors (fee-based financial advisors who generally sell institutional class mutual funds through financial supermarkets). While we have established an important presence in this market primarily through the sales of specialty sub-advised funds, our continued focus will be to significantly broaden sales into more funds in the coming years.

In 2003, we completed the merger of several of the original Ivy Funds portfolios (which were acquired in the MIMI acquisition in December of 2002) with comparable funds in the then W&R Funds, Inc. family (the “W&R Funds”), all which operate post-merger as a single new fund family under the Ivy Funds brand. The merger of the Ivy and the W&R fund families in 2003 created a combined product line with considerably greater scale and breadth, using the former W&R Funds’ historical performance for those funds in which Ivy and W&R funds were merged together. In conjunction with the merger, we re-launched the Ivy Funds family for non-proprietary distribution through our Wholesale channel. As of December 31, 2005, assets under management of the Ivy Funds were $7.3 billion. The Ivy Funds are also available for sale by our financial advisors, enabling them to sell a number of styles offered by the Ivy Funds family that are not available in our Advisors Funds family.

Legend retirement advisors distribute our Funds, along with other products, through Legend’s retirement advisor sales force. At December 31, 2005, Legend had 515 registered retirement advisors in 102 Legend offices located primarily in the eastern part of the United States. These retirement advisors are not included in the discussion of our financial advisors, nor in disclosures of the number of advisors we have licensed. For the years ended December 31, 2005, 2004 and 2003, Legend retirement advisors sold $67.7 million, $54.7 million and $57.9 million of our mutual funds, respectively. For the years ended December 31, 2005, 2004 and 2003, Legend also sold $386.8 million, $347.4 million and $231.3 million, respectively, of mutual funds offered by other companies not affiliated with us. Sales per Legend retirement advisor were $882 thousand in 2005. Legend had $3.9 billion of client assets under administration as of December 31, 2005.

Wholesale—Institutional Accounts

WRIMCO and ACF market their investment advisory services directly to institutions or through consultants which assist with the manager selection process. Most of our institutional business is defined benefit pension plans, but a significant amount of assets are managed for defined contribution pension plans, foundations, endowments, Taft-Hartley plans, high-net worth individuals and insurance company general accounts. In 2005, our institutional asset flows were negatively impacted by performance driven outflows at ACF and a block of client assets moving to an index fund which was unrelated to specific performance or service issues. We maintain a solid reputation in the institutional asset management business, built on a strong performance record and on our investment style, which over time has brought steady and consistent results.

Over the past four years, we have expanded our distribution efforts through this component of our Wholesale channel by entering into additional sub-advisory agreements with certain strategic partners. As part of the December 16, 2002 acquisition of MIMI’s business, we entered into new sub-advisory and marketing agreements extending MFC’s sub-advisory agreements with IICO and providing us with additional investment management opportunities in Canada. Pursuant to these multi-year sub-advisory agreements, we receive investment management fees covering multiple funds whose managed assets were approximately $0.9 billion (USD) at December 31, 2005.

Through our strategic alliance agreement with Securian, we agreed to become investment adviser for substantially all equity assets managed by Advantus. In addition, the Company manages as separate accounts certain actively managed equities in the Minnesota Life and Securian Holding Company general accounts. Certain of Minnesota Life’s unregistered separate accounts used primarily for their 401(k) products were mapped into Ivy Funds of like objective during 2003. As of December 31, 2005, the value of assets under management resulting from our strategic alliance with Securian was $2.5 billion.

Service Agreements

We earn service fee revenues by providing various services to the Funds and their shareholders pursuant to shareholder servicing and accounting service agreements with each Fund. Pursuant to the shareholder servicing agreements, we perform shareholder servicing functions for which the Funds pay us a monthly fee, including: maintaining shareholder accounts; issuing, transferring, and redeeming shares; distributing dividends and paying redemptions; furnishing information related to the Funds; and handling shareholder inquiries. Pursuant to the accounting service agreements, we provide the Funds with bookkeeping and accounting services and assistance for which the Funds pay us a monthly fee, including: maintaining the Funds’ records; pricing Fund shares; and preparing prospectuses for existing shareholders, proxy statements, and certain other shareholder reports.

Shareholder servicing and accounting service agreements with the Funds may be adopted or amended with the approval of the disinterested members of each Fund’s board of directors/trustees. Each of the shareholder servicing and accounting service agreements have annually renewable terms of one year.

Regulation

The securities industry is subject to extensive regulation covering all aspects of the securities business. Virtually all aspects of our business are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to protect investment advisory clients and shareholders of registered investment companies. Under such laws and regulations, agencies and organizations that regulate investment advisers, broker/dealers, and transfer agents like us have broad administrative powers, including the power to limit, restrict or prohibit an investment adviser, broker/dealer or transfer agent from carrying on its business in the event that it fails to comply with applicable laws and regulations. In such event, the possible sanctions that may be imposed include, but are not limited to, the suspension of individual employees or agents, limitations on engaging in certain lines of business for specified periods of time, censures, fines and the revocation of investment adviser and other registrations.

The Securities and Exchange Commission (the “SEC”) is the federal agency responsible for the administration of the federal securities laws. Certain of our subsidiaries are registered with the SEC as investment advisers under the Advisers Act. The Advisers Act imposes numerous obligations on registered investment advisers including, among other things, fiduciary duties, record-keeping and reporting requirements, operational requirements and disclosure obligations, as well as general anti-fraud prohibitions. Investment advisers are subject to periodic examination by the SEC, and the SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act, ranging from censure to termination of an investment adviser’s registration.

Our Funds are registered as investment companies with the SEC under the ICA, and various filings are made with states under applicable state rules and regulations. The ICA regulates the relationship between a mutual fund and its investment adviser and prohibits or severely restricts principal transactions and joint transactions. Various regulations cover certain investment strategies that may be used by the Funds for hedging and/or speculative purposes. To the extent the Funds purchase futures contracts, options on futures contracts and foreign currency contracts, they are subject to the commodities and futures regulations of the Commodity Futures Trading Commission.

The Company is also subject to federal and state laws affecting corporate governance, including the Sarbanes-Oxley Act of 2002, as well as rules adopted by the SEC. As a New York Stock Exchange (the “NYSE”) listed company, we are also subject to the rules of the NYSE, including the corporate governance listing standards approved by the SEC.

We derive a large portion of our revenues from investment management agreements. Under the Advisers Act, our investment management agreements terminate automatically if assigned without the client’s consent. Under the ICA, investment advisory agreements with registered investment companies such as the Funds terminate automatically upon assignment. The term “assignment” is broadly defined and includes direct assignments, as well as assignments that may be deemed to occur, under certain circumstances, upon the transfer, directly or indirectly, of a controlling interest in the Company.

Three of our subsidiaries, W&R, LEC and IFDI, are also registered as broker/dealers with the SEC and the states. Much of the regulation of broker/dealers has been delegated by the SEC to self-regulatory organizations, principally the Municipal Securities Rulemaking Board and the National Association of Securities Dealers (the “NASD”). The NASD is the primary regulator of our broker/dealer activities. These self-regulatory organizations adopt rules (subject to approval by the SEC) that govern the industry and conduct periodic examinations of our operations over which they have jurisdiction. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. Broker/dealers are subject to regulations which cover all aspects of the securities business, including sales practices, market making and trading among broker/dealers, the use and safekeeping of clients’ funds and securities, capital structure, record-keeping, and the conduct of directors, officers and employees. Violation of applicable regulations can result in the revocation of broker/dealer licenses, the imposition of censures or fines, and the suspension or expulsion of a firm, its officers or employees.

W&R, LEC and IFDI are also each subject to certain net capital requirements pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Uniform Net Capital Rule 15c3-1 of the Exchange Act (the “Net Capital Rule”) specifies the minimum level of net capital a registered broker/dealer must maintain and also requires that part of its assets be kept in a relatively liquid form. The

Net Capital Rule is designed to ensure the financial soundness and liquidity of broker/dealers. Any failure to maintain the required minimum net capital may subject us to suspension or revocation of our registration or other limitations on our activity by the SEC, and suspension or expulsion by the NASD or other regulatory bodies, and ultimately could require the broker/dealer’s liquidation. The maintenance of minimum net capital requirements may also limit our ability to pay dividends. As of December 31, 2005, 2004 and 2003 our net capital for W&R, LEC and IFDI exceeded all minimum requirements.

Pursuant to the requirements of the Securities Investor Protection Act of 1970, W&R and LEC are members of the Securities Investor Protection Corporation (“SIPC”). IFDI is not a member of the SIPC. The SIPC provides protection against lost, stolen or missing securities (but not loss in value due to a rise or fall in market prices) for clients in the event of the failure of a broker/dealer. Accounts are protected up to $500,000 per client with a limit of $100,000 for cash balances. However, since the Funds, and not our broker/dealer subsidiaries, maintain customer accounts, SIPC protection would not cover mutual fund shareholders.

On October 26, 2001, President Bush signed the USA PATRIOT Act, aimed at giving the government new powers in the war on terrorism. Title III of this new legislation, the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001, imposes significant new anti-money laundering requirements on all financial institutions, including domestic banks and domestic operations of foreign banks, broker/dealers, futures commission merchants and investment companies.

In 2004, we implemented compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Our related report on internal controls over financial reporting for 2005 is included in Part I, Item 9A.

Additional legislation and regulations, including those relating to the activities of investment advisers, broker/dealers and transfer agents, changes in rules imposed by the SEC or other United States or foreign regulatory authorities and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules may adversely affect our business and profitability. A finding that one of our registered subsidiaries has failed to comply with applicable SEC or broker/dealer regulations could have a material adverse effect on us. For more information please refer to Part I, Item 3. “Legal Proceedings.” Our businesses may be materially affected not only by regulations applicable to us as an investment adviser, broker/dealer or transfer agent, but also by law and regulations of general application. For example, the volume of our principal investment advisory business in a given time period could be affected by, among other things, existing and proposed tax legislation and other governmental regulations and policies (including the interest rate policies of the Federal Reserve Board), and changes in the interpretation or enforcement of existing laws and rules that affect the business and financial communities.

Competition

The financial services industry is highly competitive and has increasingly become a global industry. There are approximately 6,200 open-end investment companies of varying sizes, investment policies and objectives whose shares are being offered to the public in the United States. We face substantial competition in all aspects of our business. Factors affecting our business include brand recognition, business reputation, investment performance, quality of service and the continuity of both client relationships and assets under management. Competition is based on the methods of fund share distribution, the type and quality of shareholder services, the success of marketing efforts and the ability to develop investment products for certain market segments, to meet the changing needs of investors, and to achieve competitive investment management performance.

We compete with hundreds of other mutual fund management, distribution and service companies that distribute their fund shares through a variety of methods, including affiliated and unaffiliated sales forces, broker/dealers and direct sales to the public of shares offered at a low or no sales charge. Many larger mutual fund complexes have large advertising budgets and established relationships with brokerage houses with large distribution networks, which enable these fund complexes to reach broad client bases. We compete with a large number of investment management firms offering services and products similar to ours, as well as other independent financial advisors. In addition, we compete with brokerage and investment banking firms, insurance companies, commercial banks and other financial institutions and businesses offering other financial products in all aspects of their businesses. Although no single company or group of companies dominates the mutual fund management and services industry, many are larger than us, have greater resources and offer a wider array of financial services and products. We believe that competition in the mutual fund industry will increase as a result of increased flexibility afforded to banks and other financial institutions to sponsor mutual funds and distribute mutual fund shares. In addition, barriers to entry into the investment management business are relatively few, and thus, we face a potentially growing number of competitors, especially during periods of strong financial and economic markets. Many of our competitors in the mutual fund industry are larger, better known, have penetrated more markets and have more resources than us.

The distribution of mutual funds and other investment products has undergone significant developments in recent years, which has intensified the competitive environment in which we operate. These developments include the introduction of new products (including hedge funds and exchange traded funds), increasingly complex distribution systems with multiple classes of shares, the development of Internet websites providing investors with the ability to invest on-line, the introduction of sophisticated technological platforms used by financial advisors to sell and service mutual funds for their clients, the introduction of separately managed accounts—previously available only to institutional investors—to individuals, and growth in the number of mutual funds offered. We believe our business model targets customers seeking personal assistance from financial advisors or planners where the primary competition is companies distributing products through a financial advisor or broker/dealer sales force. Our financial advisors compete primarily with large and small broker/dealers, independent financial advisors and insurance representatives. The market for financial planning and advice is extremely fragmented, consisting primarily of relatively small companies with fewer than 100 investment professionals. Competition is based on sales techniques, personal relationships and skills, and the quality of financial planning products and services offered.

In recent years, there have been a number of investment companies that offer their products available for sale on the Internet for no front-end sales charges. The effects of this sales technique are not particularly apparent in our business. Our market is that of clients seeking personal assistance through a financial advisor, whereas purchasing products directly through the Internet is considered more appropriate for “do-it-yourself” investors. We view the Internet as a useful communication tool that does not replace the benefits of a personalized financial advisor. It is not our intent to make no-load funds available for sale through the Internet; however, in limited situations, the Internet is available to our customers for the purchase of our products.

We also face competition in attracting and retaining qualified financial advisors and employees. The ability to continue to compete effectively in our business depends in part on our ability to compete effectively in the labor market. In order to maximize this ability, we offer competitive compensation, a wide range of benefits and have several stock-based compensation incentive programs.

Intellectual Property

We regard our names as material to our business, and have registered certain service marks associated with our business with the United States Patent and Trademark Office.

Employees and Financial Advisors

At December 31, 2005, we had 1,573 full-time employees, consisting of 807 home office employees, 143 employees of subsidiary companies in Florida and Texas, 112 division managers, eight regional vice presidents, 148 field office support personnel, and 344 district managers and district supervisors; district managers and supervisors are counted as both employees and financial advisors.

At December 31, 2005, our sales force was comprised of 2,409 financial advisors, including 2,065 financial advisors who are independent contractors and 344 district managers and district supervisors who are considered employees. In addition, Legend, which is a part of our Wholesale channel, had 515 retirement advisors considered to be independent contractors.

Available Information

We file reports, proxy statements, and other information with the SEC, copies of which can be obtained from the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

Reports we file electronically with the SEC via the SEC’s Electronic Data Gathering, Analysis and Retrieval system (“EDGAR”) may be accessed through the Internet. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at www.sec.gov. The Company makes available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports under the “Corporate” section of our internet website at www.waddell.com as soon as it is reasonably practical after such filing has been made with the SEC.

Also available under the “Corporate” section is information on corporate governance. Stockholders have the ability to view our Corporate Code of Business Conduct and Ethics (“the Code of Ethics”), which applies to directors, officers, and all employees of the Company; our Corporate Governance Guidelines; and the charters of key committees (including the Audit, Compensation and Nominating and Corporate Governance Committees). Printed copies of these documents are available to any stockholder upon request by calling the investor relations department at 800-532-2757. Any future amendments to or waivers of the Code of Ethics will be posted to our website.

ITEM 1A.        Risk Factors

Regulatory Risk Is Substantial In Our Business. Non-Compliance With Regulations Or Changes In Regulations Could Have A Significant Impact On The Conduct Of Our Business And Our Prospects, Revenues And Earnings.   Our investment management and broker/dealer businesses are heavily regulated, primarily at the federal level. Non-compliance with applicable laws or regulations could result in sanctions being levied against us, including fines and censures, suspension or expulsion from a certain jurisdiction or market, or the revocation of licenses. See Part I, Item 3. “Legal Proceedings” for a more complete description of these matters. Non-compliance with applicable laws or regulations could also adversely affect our reputation, prospects, revenues and earnings. In addition, changes in current legal, regulatory, accounting, tax or compliance requirements or in governmental policies could adversely affect our operations, revenues and earnings by, among other things, increasing expenses and reducing investor interest in certain products we offer.

In response to recent scandals in the mutual fund industry regarding late trading, market timing and selective disclosure of portfolio information, various legislative and regulatory proposals are pending in or before, or have been adopted by, the SEC, the United States Congress, the legislatures in states in which we conduct operations and the various regulatory agencies that supervise our operations. Additionally, the SEC, the NASD and other regulators, as well as Congress, are investigating certain practices within the mutual fund industry. These proposals, if enacted or adopted, could have a substantial impact on the regulation, operation and distribution of mutual funds, and could adversely affect our ability to distribute and retain the assets we manage and our revenues and net income. In particular, new rules and regulations recently proposed or adopted by the SEC and NASD will place greater regulatory compliance and administrative burdens on us. For example, recently adopted rules require investment advisers and mutual funds to adopt, implement, review and administer written policies and procedures reasonably designed to prevent violation of the federal securities laws. Similarly, the public disclosure requirements applicable to mutual funds have become more stringent. We may require additional staff to satisfy these obligations, which would increase our operating expenses.

Our Business Is Subject To Substantial Risk From Litigation, Regulatory Investigations And Potential Securities Laws Liability.   Many aspects of our business involve substantial risks of litigation, regulatory investigations and/or arbitration, and from time to time, we are involved in various legal proceedings in the course of operating our business. The Company is exposed to liability under federal and state securities laws, other federal and state laws and court decisions, as well as rules and regulations promulgated by the SEC, the NASD and other regulatory bodies. We, our subsidiaries, and/or certain of our past and present officers, have been named as parties in legal actions, regulatory investigations and proceedings, and securities arbitrations in the past and have been subject to claims alleging violation of such laws, rules and regulations, which have resulted in the payment of fines and settlements. Currently, we are subject to several of these large matters as further described in Part I, Item 3. “Legal Proceedings” herein. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Consequently, unless otherwise indicated, we are unable to estimate the ultimate aggregate amounts of monetary liability or ranges of possible losses with respect to our pending litigation matters and regulatory proceedings. An adverse resolution of any current or future lawsuit, legal or regulatory proceeding or claim against us could result in substantial costs or reputational harm to the Company, and have a material adverse effect on the Company’s business, financial condition or results of operations, which, in turn, may negatively affect the market price of our common stock and our ability to pay dividends. In addition to these financial costs and risks, the defense of litigation or arbitration may divert resources and management’s attention from operations.

Fee Pressures Could Reduce Our Revenues And Profitability.   There is a trend toward lower fees in some segments of the investment management business. In addition, the SEC has adopted rules that are designed to improve mutual fund corporate governance, which could result in further downward pressure on investment advisory fees in the mutual fund industry. Accordingly, there can be no assurance that we will be able to maintain our current fee structure. Fee reductions on existing or future new business could have an adverse impact on our revenues and profitability.

An Increasing Percentage Of Our Assets Under Management Are Distributed Through Our Wholesale Channel Which Reflects Higher Redemption Rates Than Our Traditional Advisors Channel.   In recent years we have focused on expanding distribution efforts relating to our Wholesale channel. The percentage of our assets under management attributable to the non-proprietary segment of our Wholesale channel has increased from 10.4% at December 31, 2003 to 16.1% at December 31, 2005, and the percentage of our total sales represented by the non-proprietary segment of our Wholesale channel has increased from 16.5% for the year ended December 31, 2003 to 43.4% for the year ended December 31, 2005. The success of sales in our Wholesale channel depends upon our maintaining strong relationships with institutional accounts, certain strategic partners and our non-proprietary sales outlets. Many of those distribution sources also offer investors competing funds that are internally or externally managed, which could limit the distribution of our products. The loss of any of these distribution channels and the inability to continue to access new distribution channels could decrease our assets under management and adversely affect our results of operations and growth. We cannot assure you that these channels and their client bases will continue to be accessible to us. The loss or diminution of the level of business we do with those providers could have a material adverse effect on our business. In addition, the non-proprietary segment of our Wholesale channel had redemption rates of 20.3% and 23.7% for the years ended December 31, 2005 and 2004, respectively, compared to redemption rates of 9.6% and 11.3% for our Advisors channel in the same periods reflecting the higher rate of transferability of investment assets in the Wholesale channel.

New Regulations Restricting The Use Of “Soft Dollars” Could Result In An Increase In Our Expenses.   On behalf of our mutual fund and investment advisory clients, we make decisions to buy and sell securities for each portfolio, select broker/dealers to execute trades, and negotiate brokerage commission rates. In connection with these transactions, we may receive “soft dollar credits” from broker/dealers that we can use to defray certain of our expenses. If regulations are adopted revising or eliminating the ability of asset managers to use “soft dollars,” our operating expenses could increase.

There May Be Adverse Effects On Our Revenues And Earnings If Our Funds’ Performance Declines.   Success in the investment management and mutual fund businesses is dependent on the investment performance of client accounts relative to market conditions and the performance of competing funds. Good relative performance stimulates sales of the Funds’ shares and tends to keep redemptions low. Sales of the Funds’ shares in turn generate higher management fees and distribution revenues. Good relative performance also attracts institutional and separate accounts. Conversely, poor relative performance results in decreased sales, increased redemptions of the Funds’ shares and the loss of institutional and separate accounts, resulting in decreases in revenues. Failure of our Funds to perform well could, therefore, have a material adverse effect on our revenues and earnings.

Our Revenues, Earnings And Prospects Could Be Adversely Affected If The Securities Markets Decline.   Our results of operations are affected by certain economic factors, including the level of the securities markets. The existence of adverse market conditions (which is particularly material to us due to our high concentration of assets under management in the United States domestic stock market) and lack of investor confidence could result in investors withdrawing from the markets or decreasing their rate of investment, either of which could adversely affect our revenues, earnings and growth prospects. Because our revenues are, to a large extent, investment management fees which are based on the value of assets under management, a decline in the value of these assets adversely affects our revenues and earnings. Our growth is dependent to a significant degree upon our ability to attract and retain mutual fund assets, and, in an adverse economic environment, this may prove difficult. Our growth rate has varied from year to year and there can be no assurance that the average growth rates sustained in the recent past will continue. In addition, a decline in the market value of these assets could cause our clients to withdraw funds in favor of investments they perceive as offering greater opportunity or lower risk, which could also negatively impact our revenues and earnings. The combination of adverse markets reducing sales and investment management fees could compound on each other and materially affect earnings.

There May Be An Adverse Effect On Our Revenues And Earnings If Our Investors Remove The Assets We Manage On Short Notice.   A majority of our revenues are derived from investment management agreements with the Funds that, as required by law, are terminable on 60 days’ notice. Each investment management agreement must be approved and renewed annually by the disinterested members of each Fund’s board of directors/trustees or its shareholders, as required by law. Some of these investment management agreements may be terminated or may not be renewed, and new agreements may not be available. In addition, mutual fund investors may redeem their investments in our mutual funds at any time without any prior notice. Our investment management agreements with institutions and other non-mutual fund accounts are generally terminable upon relatively short notice. Investors can terminate their relationship with us, reduce their aggregate amount of assets under management, or shift their funds to other types of accounts with different rate structures for any number of reasons, including investment performance, changes in prevailing interest rates and financial market performance. The decrease in revenues that could result from any such event could have a material adverse effect on our business and earnings.

Our Ability To Hire And Retain Senior Executive Management And Other Key Personnel Is Significant To Our Success And Growth.   Our continued success depends to a substantial degree on our ability to attract and retain qualified senior executive management and other key personnel to conduct our fund management and investment advisory business. The market for qualified fund managers, investment analysts and financial advisors is extremely competitive. Additionally, we are dependent on our financial advisors and select wholesale distributors to sell our mutual funds and other investment products. Our growth prospects will be directly affected by the quality, quantity and productivity of financial advisors we are able to successfully recruit and retain. There can be no assurances that we will be successful in our efforts to recruit and retain the required personnel.

We Could Experience Adverse Effects On Our Revenues, Profits And Market Share Due To Strong Competition From Numerous And Sometimes Larger Companies.   We compete with stock brokerage firms, mutual fund companies, investment banking firms, insurance companies, banks, Internet investment sites, and other financial institutions and individual registered investment advisers. Many of these companies not only offer mutual fund investments and services, but also offer an ever-increasing number of other financial products and services. Many of our competitors have more products and product lines, services and brand recognition and may also have substantially greater assets under management. Many larger mutual fund complexes have developed relationships with brokerage houses with large distribution networks, which may enable those fund complexes to reach broader client bases. In recent years, there has been a trend of consolidation in the mutual fund industry resulting in stronger competitors with greater financial resources than us. There has also been a trend toward online Internet financial services. If existing or potential customers decide to invest with our competitors instead of with us, our market share, revenues and income could decline.

The Terms Of Our Credit Facility Impose Restrictions On Our Operations That May Adversely Impact Our Prospects And The Operations Of Our Business.   There are no assurances we will be able to raise additional capital if needed, which could negatively impact our liquidity, prospects and operations. We have entered into a three-year revolving credit facility with various lenders providing for total loans of $200.0 million. Under this facility, the lenders may, at their option upon our request, expand the facility to $300.0 million. In August 2000, we also began using money market loans, which function similarly to commercial paper. At February 23, 2006, there was no balance outstanding under either the revolving credit facility or the money market loan program. The terms and conditions of our revolving credit facility and the money market loans impose restrictions that affect, among other things, our ability to incur additional debt, make capital expenditures and acquisitions, merge, sell assets, pay dividends and create or incur liens. Our ability to comply with the financial covenants set forth in our credit facility could be affected by events beyond our control, and there can be no assurance that we will achieve operating results that will comply with such terms and conditions, a breach of which could result in a default under our credit facility. In the event of a default, the banks could elect to declare the outstanding principal amount of our credit facility, all interest thereon, and all other amounts payable under our credit facility to be immediately due and payable.

Our ability to meet our cash needs and satisfy our debt obligations will depend upon our future operating performance, asset values, perception of our creditworthiness and, indirectly, the market value of our stock. These factors will be affected by prevailing economic, financial and business conditions and other circumstances, some of which are beyond our control. We anticipate that borrowings from our existing credit facility, money market loans and/or cash provided by operating activities will provide sufficient funds to finance our business plans, meet our operating expenses and service our debt obligations as they become due. However, in the event that we require additional capital, there can be no assurance that we will be able to raise such capital when needed or on satisfactory terms, if at all, and there can be no assurance that we will be able to renew or refinance our credit facility upon its maturity or on favorable terms. If we are unable to raise capital or obtain financing, we may be forced to incur unanticipated costs or revise our business plan.

Systems Failure May Disrupt Our Business And Result In Financial Loss And Liability To Our Clients.   Our business is highly dependent on financial, accounting and other data processing systems and other communications and information systems, including our mutual fund transfer agency system maintained by a third-party service provider. We process a large number of transactions on a daily basis and rely upon the proper functioning of computer systems of third parties. If any of these systems do not function properly, we could suffer financial loss, business disruption, liability to clients, regulatory intervention or damage to our reputation. If our systems are unable to accommodate an increasing volume of transactions, our ability to expand could be affected. Although we have back-up systems in place, we cannot be sure that any systems failure or interruption, whether caused by a fire, other natural disaster, power or telecommunications failure, acts of terrorism or war or otherwise will not occur, or that back-up procedures and capabilities in the event of any failure or interruption will be adequate.

Potential Misuse Of Funds And Information In The Possession Of Our Employees And/Or Advisors Could Result In Liability To Our Clients And Subject Us To Regulatory Sanctions.   Our financial advisors handle a significant amount of funds for our clients as well as financial and personal information. Although we have implemented a system of controls to minimize the risk of fraudulent taking or misuse of funds and information, there can be no assurance that our controls will be adequate or that a taking or misuse by our employees or financial advisors can be prevented. We could be liable in the event of a taking or misuse by our employees or financial advisors and we could also be subject to regulatory sanctions. Although we believe that we have adequately insured against these risks, there can be no assurance that our insurance will be maintained or that it will be adequate to meet any liability.

There Are No Assurances That We Will Pay Future Dividends Which Could Adversely Affect Our Stock Price.   The Waddell & Reed Financial, Inc. Board of Directors (the “Board of Directors”) currently intends to continue to declare quarterly dividends on our Class A common stock; however, the declaration and payment of dividends is subject to the discretion of our Board of Directors. Any determination as to the payment of dividends, as well as the level of such dividends, will depend on, among other things, general economic and business conditions, our strategic plans, our financial results and condition, and contractual, legal, and regulatory restrictions on the payment of dividends by us or our subsidiaries. We are a holding company and, as such, our ability to pay dividends is subject to the ability of our subsidiaries to provide us with cash. There can be no assurance that the current quarterly dividend level will be maintained or that we will pay any dividends in any future period(s). Any change in the level of our dividends or the suspension of the payment thereof could adversely affect our stock price.

Our Stockholders Rights Plan Could Deter Takeover Attempts Which Some Of Our Stockholders May Believe To Be In Their Best Interest.   Under certain conditions, the rights under our stockholders rights plan entitle the holders of such rights to receive shares of our Class A common stock having a value equal to two times the exercise price of the right. The rights are attached to each share of our outstanding Class A common stock and generally are exercisable only if a person or group acquires 15% or more of the voting power represented by our Class A common stock. Our stockholders rights plan could impede the completion of a merger, tender offer, or other takeover attempt even though some or a majority of our stockholders might believe that a merger, tender offer or takeover is in their best interests, and even if such a transaction could result in our stockholders receiving a premium for their shares of our stock over the then current market price of our stock.

Provisions Of Our Organizational Documents Could Deter Takeover Attempts Which Some Of Our Stockholders May Believe To Be In Their Best Interest.   Under our Certificate of Incorporation, our Board of Directors has the authority, without action by our stockholders, to fix certain terms and issue shares of our Preferred Stock, par value $1.00 per share. Actions of our Board of Directors pursuant to this authority may have the effect of delaying, deterring or preventing a change in control of the Company. Other provisions in our Certificate of Incorporation and in our Bylaws impose procedural and other requirements that could be deemed to have anti-takeover effects, including replacing incumbent directors. Our Board of Directors is divided into three classes, each of which is to serve for a staggered three-year term after the initial classification and election, and incumbent directors may not be removed without cause, all of which may make it more difficult for a third party to gain control of our Board of Directors. In addition, as a Delaware corporation we are subject to section 203 of the Delaware General Corporation Law. With certain exceptions, section 203 imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our voting stock.

Our Holding Company Structure Results In Structural Subordination And May Affect Our Ability To Fund Our Operations And Make Payments On Our Debt.   We are a holding company and, accordingly, substantially all of our operations are conducted through our subsidiaries. As a result, our cash flow and our ability to service our debt, including $200 million of our senior notes, are dependent upon the earnings of our subsidiaries and the distribution of earnings, loans or other payments by our subsidiaries to us. Our subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts due on our debt or provide us with funds for our payment obligations, whether by dividends, distributions, loans or other payments. In addition, any payment of dividends, distributions, loans or advances to us by our subsidiaries could be subject to statutory or contractual restrictions. Payments to us by our subsidiaries will also be contingent upon our subsidiaries’ earnings and business considerations. Our right to receive any assets of any of our subsidiaries upon their liquidation or reorganization, and therefore the right of the holders of our debt to participate in those assets, would be effectively subordinated to the claims of those subsidiaries’ creditors, including trade creditors. In addition, even if we were a creditor of any of our subsidiaries, our rights as a creditor would be effectively subordinate to any security interest in the assets of our subsidiaries and any indebtedness of our subsidiaries senior to that held by us.

ITEM 1B.       Unresolved Staff Comments

None.

ITEM 2.                Properties

Our home offices lease approximately 355,000 square feet for Waddell & Reed, Legend, and ACF located in Overland Park, Kansas, Palm Beach Gardens, Florida, and San Antonio, Texas, respectively. This figure includes office space of 41,000 square feet formerly leased by MIMI in Boca Raton, Florida, which has been sublet. In addition, we lease office space for financial advisors and sales management in various locations throughout the United States totaling approximately 602,000 square feet. In the opinion of management, the office space leased by the Company is adequate for existing operating needs.

ITEM 3.                Legal Proceedings

The Company is involved from time to time in various legal proceedings, regulatory investigations and claims incident to the normal conduct of business. Our pending legal and regulatory actions include proceedings that are specific to us, and others generally applicable to business practices within the industries in which we operate. During the second quarter of 2005, we recorded a charge of $35.0 million related to settlements of outstanding litigation, including matters with the Enforcement Department of NASD Regulation and Torchmark Corporation (“Torchmark”) described below. Previously, during the third quarter of 2003, we recorded a charge of $32.0 million for estimated damages and legal costs for both the third quarter of 2003 and future legal costs in connection with litigation regarding United Investors Life Insurance Company (“UILIC”), the NASD Enforcement Action and ongoing disputes with former sales personnel in our Advisors channel, including the Sawtelle Arbitration. The charges described above are included in general and administrative expenses. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and on the results of operations in a particular quarter or year.

SEC/New York Attorney General/Kansas Securities Commission

During the third and fourth quarters of 2003, the Company received a subpoena from the New York Attorney General’s office and requests for information from the SEC and Kansas Securities Commission with regard to their investigations of market-timing and late trading within the mutual fund industry. We are currently engaged in settlement discussions with these regulators in an attempt to resolve these matters. We have submitted a signed offer of settlement to the SEC, which provides for material monetary payments by us, as well as specified compliance and oversight procedures. As of the date hereof, it is uncertain whether this offer will be accepted by the SEC. In the opinion of management, the ultimate resolution and outcome of this matter is uncertain. The ultimate resolution of this matter (including acceptance of our settlement offer), or an adverse determination against us could have a material adverse impact on our financial position and results of operations. However, this possible impact is unknown and not reasonably determinable; therefore, no liability has been recorded in the consolidated financial statements.

Williams Excessive Fee Litigation

On March 22, 2004, three individuals who purchased shares of certain registered investment companies (mutual funds) for which certain of the Company’s subsidiaries provide services as either investment manager or distributor/underwriter, filed a derivative Complaint in the United States District Court for the Western District of Missouri, Central Division (Case No:04-4050-CV-C-SOW) on behalf of the mutual funds, alleging that the Company breached its fiduciary duties to the mutual funds by collecting excessive investment advisory fees and/or excessive Rule 12b-1 fees in violation of the Investment Company Act of

1940, as amended (the “ICA”). This case is substantially similar, if not identical, to suits brought against other mutual fund complexes over the past few years. Plaintiffs seek declaratory and injunctive relief and monetary damages. Monetary damages at this time are speculative.

The Company denies that any of its subsidiaries breached their fiduciary duties to the mutual funds at issue and believes that all fees collected were proper based upon the nature of the services rendered and were approved by the mutual funds’ boards of directors in conformity with the requirements of the ICA.

The Company was successful on its Motion to Transfer Venue from where the case was initially filed to the United States District Court for the District of Kansas (Case No:042561-CM). Discovery is required to be completed by May 2006. Trial is currently set for October 2006.

In the opinion of management, the ultimate resolution and outcome of this matter is uncertain. At this stage of the litigation, the Company is unable to estimate the expense or exposure, if any, that it may represent. The ultimate resolution of this matter, or an adverse determination against the Company, could have a material adverse impact on the financial position and results of operations of the Company. However, this possible impact is unknown and not reasonably determinable; therefore, no liability has been recorded in the consolidated financial statements.

Waddell & Reed Financial, Inc. vs. Torchmark Corporation

Pursuant to the terms of the Separation Agreement and the Disaffiliation Agreement executed at the time of the Company’s spin-off from Torchmark, the Company and Torchmark agreed upon the parties’ respective obligations and entitlements with respect to Kansas state income tax liabilities and refunds for original and amended tax returns filed, and to be filed, for the period 1993 through 1997 and a stub period for 1998 when the Company was a direct affiliate/subsidiary of Torchmark. The referenced tax returns were all filed by Torchmark on a combined basis with the Company using complex unitary filing rules for the tax years in question. The State of Kansas held the returns under audit for an extended period of time and determined that it would contest the basis on which the returns had been filed. Torchmark disputed the determination of the state tax examiners and contested the matter under the rules of the Kansas Department of Revenue.

In April 2004, Torchmark entered into a Tax Settlement Agreement with the State of Kansas and finalized and closed the above referenced income tax returns. The tax returns were accepted, as filed, using the unitary filing status. Torchmark and its affiliates were determined to have no additional tax liabilities and received significant refunds of taxes that the Company had originally paid to the State of Kansas. Following the completion of the Kansas Tax Settlement, Torchmark made demand on the Company and subsequently filed suit in May 2004 in Alabama state court for $7.8 million, representing the amounts, plus interest, that Torchmark alleged the Company’s stand alone liability to the State of Kansas would have been but for the use of Torchmark’s losses in the previously filed tax returns.

In the fourth quarter of 2004, pursuant to the terms and conditions of the Disaffiliation Agreement, the Company obtained a stay of the Alabama suit pending resolution of an arbitration proceeding before the American Arbitration Association. In its Demand for Arbitration, the Company seeks a declaration from the arbitrators that it is not liable to Torchmark for the amounts claimed by Torchmark. In addition, the Company seeks an arbitration award in its favor in respect of refunds received by Torchmark from the State of Kansas pursuant to the Tax Settlement Agreement. It is anticipated that this arbitration will occur during the second quarter of 2006.

In the opinion of management, the ultimate resolution and outcome of this matter is uncertain. The ultimate resolution of the matter, or an adverse determination against the Company could have a material adverse impact on the financial position and results of operations of the Company.

Sawtelle Arbitration

As previously disclosed, an NASD Dispute Resolution Arbitration Panel (the ”Panel”) entered an award of $27.6 million against the Company on August 7, 2001. The award was made upon the conclusion of an arbitration proceeding conducted in New York arising from a complaint by Stephen Sawtelle, a former Company financial advisor. In the arbitration, this advisor claimed that following his termination on February 10, 1997, the Company engaged in conduct that tortiously interfered with his prospective business relations and violated provisions of the Connecticut Unfair Trade Practices Act (“CUTPA”). The Panel found the Company liable and directed payment of approximately $1.8 million in compensatory damages, plus attorneys fees of $747,000. Subsequently, the courts reduced the compensatory portion of the award to $1.2 million and the Company paid both the reduced compensatory award and the attorneys fees amounts to Mr. Sawtelle. The Panel also held that the Company had violated CUTPA and ordered the payment of punitive damages in the amount of $25 million. Following motions by both parties, the punitive damages award was twice vacated by the New York Supreme Court and/or its Appellate Division and remanded back to a new arbitration panel for reconsideration of the punitive damage award. On December 15, 2005, the Company settled this matter in its entirety for an additional $7.9 million and recorded a pre-tax charge of $6.1 million in the fourth quarter of 2005 related thereto.

NASD Enforcement Action

As previously disclosed, in June 2003, the Company received notification from the staff of the NASD indicating that the staff was considering recommending the NASD bring an action against the Company and certain of its current and former officers alleging possible violations of NASD rules and regulations relating to the exchange of certain UILIC variable annuity policies for Nationwide variable annuity policies from January 2001 through August 2002. These alleged violations included questioning the suitability of certain of these exchanges and the adequacy of the Company’s supervisory systems in place at the time of these exchanges. On January 14, 2004, the NASD commenced an enforcement action against the Company, one of its current officers and one of its retired officers relating to variable annuity exchanges (Disciplinary Proceeding No. CAF040002). In the complaint, the NASD charged the Company with suitability and supervisory violations, as well as a single books and records violation.

On April 29, 2005, the Company reached a settlement with the NASD regarding this matter. The settlement consisted of a fine payable to the NASD in the amount of $5 million and the establishment of an $11 million restitution fund for certain variable annuity clients. In agreeing to the terms of the settlement, the Company neither admitted nor denied the NASD’s allegations. Clients eligible for restitution may elect to receive those funds either by check or by deposit directly into their existing variable annuity. As a condition to the settlement, the Company will not receive any commissions or mortality and expense fees from funds deposited directly into variable annuity accounts. Subsequently, in working with the independent distribution consultant in determining the disbursement of the $11 million restitution fund, it was determined that there were a number of additional variable annuity exchanges not covered by the original settlement with the NASD that should have also been eligible for restitution. In order to resolve this matter in its entirety and to remedy all variable annuity exchanges at issue in the NASD settlement, the Company has agreed to pay additional restitution in the amount of $3.5 million to bring the total restitution amount payable under the NASD settlement to $14.5 million. The payment of these restitution amounts, previously scheduled to occur by December 31, 2005, are now expected to occur in the first and second quarters of 2006. The $3.5 million restitution plus an additional $0.8 million in estimated legal fees, consulting fees and mortality exposure was recorded in the fourth quarter of 2005 as part of the revised settlement. This additional exposure was entirely offset by amounts to be received by the Company under an agreement reached with our insurance carrier to cover certain legal defense costs previously incurred in connection with this matter, which was also recorded in the fourth quarter of 2005.

State Variable Annuity Settlements

As previously announced on April 29, 2005, in conjunction with the settlement of the NASD Enforcement Action referenced above, the Company agreed to a settlement in principal with a consortium of states regarding the same variable annuity sales practices that were the subject of the NASD Enforcement Action. The $2 million non-deductible fine agreed to by the Company with the states was apportioned among those states participating. Each state participating received (i) a base amount of $20,000 per state, and (ii) a pro rata share of the remainder based on the number of variable annuity exchanges in each state. In agreeing to the terms of the multi-state settlement, the Company neither admitted nor denied the states’ allegations. The Company has signed definitive settlement documents with, and made payments to, all fifty states and the District of Columbia. This matter is now resolved. As a separate condition to the multi-state settlement, the Company agreed to identify all customers who had a decrease in minimum guaranteed death benefit from an exchange of an UILIC Advantage II variable annuity for a Nationwide variable annuity, and to reimburse that customer upon their death for the reduction in death benefit, if any, at that time.

Alabama and California Proceedings

As previously announced on April 29, 2005, the Company agreed to pay $14.5 million to Torchmark to settle all outstanding litigation between the companies and their subsidiaries and affiliates, including actions in Alabama, Kansas and California, with the exception of the tax case between the companies regarding income tax refunds received from the state of Kansas discussed above. In addition, both companies executed a full general mutual release to resolve any and all claims or causes of action arising or occurring at any time in the past (other than the tax proceeding described above). As a result, upon the completion of the formal settlement proceedings, the Alabama courts released to the Company its $56 million cash bond, plus interest, that was posted at the time of the Alabama verdict.

ITEM 4.                Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of the Company’s security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.                Market for Registrant’s Common Equity and Related Stockholder Matters

Our Class A common stock is traded on the NYSE under the ticker symbol “WDR.” The following table sets forth, for the periods indicated, the reported high and low closing sale prices of our Class A common stock, as reported by the NYSE, as well as the cash dividends paid for these time periods:

Class A
Market Price

	2005			2004
			Dividends Per			Dividends Per
Quarter	High	Low	Share	High	Low	Share
1	$24.09	$19.01	$0.15	$27.28	$23.47	$0.15
2	19.98	16.51	0.15	25.12	20.11	0.15
3	20.25	18.38	0.15	22.34	18.45	0.15
4	22.33	18.13	0.15	24.46	20.64	0.15

Year-end closing prices of our Class A common stock for 2005 and 2004, respectively were: $20.97 and $23.89. The closing price of our Class A common stock on February 23, 2006 was $23.10.

According to the records of our transfer agent, we had 4,417 holders of record of Class A common stock as of February 23, 2006. We believe that a substantially larger number of beneficial stockholders hold such shares in depository or nominee form.

Dividends

The declaration of dividends is subject to the discretion of the Board of Directors. We intend, from time to time, to pay cash dividends on our common stock as our Board of Directors deems appropriate, after consideration of our operating results, financial condition, cash and capital requirements, compliance with covenants in our revolving credit facility and such other factors as the Board of Directors deems relevant. Our current credit facility does not limit our ability to pay cash dividends. To the extent assets are used to meet minimum net capital requirements under the Net Capital Rule, they are not available for distribution to stockholders as dividends. See Part I, Item 1. “Business—Regulation.” We anticipate that quarterly dividends will continue to be paid.

Common Stock Repurchases

Our Board of Directors has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in our stock-based compensation programs. During the year ended December 31, 2005, we repurchased (i) 292,600 shares on the open market at an aggregate cost, including commissions, of $6.0 million, (ii) 240,854 mature shares from stock incentive plan participants to cover the strike price of options exercised in connection with a Stock Option Restoration Program (the “SORP”), (iii) 34,734 newly issued shares from SORP participants to cover their statutory minimum tax withholdings on option exercises, and (iv) 87,442 shares from related parties to cover their tax withholdings from the vesting of restricted shares. The aggregate cost of shares obtained from related parties during 2005 was $1.8 million. The purchase price paid by us for private repurchases of our common stock from related parties is the closing market price on the purchase date.

The following table sets forth certain information about the shares of Class A common stock we repurchased during the fourth quarter of 2005.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under The Program
October 1 - October 31	440	$19.36	440	n/a	(1)
November 1 - November 30	—	—	—	n/a	(1)
December 1 - December 31	30,350	20.97	30,350	n/a	(1)
Total	30,790	$20.95	30,790

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

ITEM 6.                Selected Financial Data

The following table sets forth our selected consolidated financial and other data at the dates and for the periods indicated. Selected financial data should be read in conjunction with, and is qualified in its entirety by, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the Notes thereto appearing elsewhere in this report.

	For the Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data and number of financial advisors)
Revenues from:
Investment management fees	$267,681	240,282	203,918	186,038	214,242
Underwriting and distribution fees (1)	272,590	252,883	231,662	240,473	272,475
Shareholder service fees	81,809	76,522	70,678	65,690	59,381
Total revenues (1)	622,080	569,687	506,258	492,201	546,098
Net income (2)(3)(4)(5)	60,121	102,165	54,265	87,425	107,167
per common share—basic (2)(3)(4)(5)	0.74	1.27	0.67	1.09	1.33
per common share—diluted (2)(3)(4)(5)	0.73	1.25	0.66	1.07	1.28
Dividends per common share	$0.60	0.60	0.57	0.53	0.35
Advisor and productivity data (excluding Legend):
Investment product sales (6)	$1,901,356	1,811,960	1,796,244	2,008,599	2,782,947
Number of financial advisors (end of period)	2,409	2,623	2,929	3,466	3,165
Average number of financial advisors	2,453	2,556	3,049	3,198	2,972
Investment product sales per advisor	$776	709	589	628	936

	As of December 31,
	2005	2004	2003	2002	2001
	(in millions)
Assets under management	$41,863	38,658	36,573	28,115	32,806
Balance sheet data:
Goodwill	195.3	195.3	195.3	193.7	173.7
Total assets	632.3	619.9	565.8	560.5	433.1
Short-term debt	1.7	35.0	25.0	58.0	28.0
Long-term debt	198.2	202.9	209.7	213.1	198.3
Total liabilities	384.9	401.0	390.4	411.2	319.3

(1)          “Underwriting and distribution fees” and “Total revenues” for all years reflect the effects of reclassifications for the change in our method of reporting Rule 12b-1 service fee revenue to the gross basis of presentation that was adopted in 2005. Previously, we presented Rule 12b-1 service fee revenue for both compensatory and reimbursement plans as a reduction of underwriting and distribution expenses.

(2)          Includes pre-tax charges totaling $47.4 million ($30.8 million net of tax) recorded during 2005. We recorded a pre-tax charge of $35.0 million for the settlement of outstanding legal matters with the NASD and a consortium of states relating to variable annuity sales practices and with Torchmark for outstanding litigation for actions in Alabama, Kansas and California with the exception of the Kansas state tax case described in Part I, Item 3. “Legal Proceedings.” Also includes a pre-tax charge of $6.3 million for costs related to the separation of employment of our former chief executive officer, and to a significantly lesser extent, various other separation charges related to restructuring changes made in the Advisors channel. Lastly, we recognized a pre-tax charge of $6.1 million related to an NASD arbitration settlement with a former financial advisor.

(3)          Includes a pre-tax charge of $32.0 million ($21.5 million net of tax) in 2003 for estimated damages and legal costs in connection with the UILIC litigation, an NASD sales practice exam and ongoing disputes with former sales personnel in our Advisors channel and a pre-tax charge of $27.1 million ($17.2 million net of tax) related to a stock option tender offer during 2003.

(4)          For 2002, includes a pre-tax write-down of $7.1 million ($4.4 million net of tax) for other than temporary decline in the value of certain investment securities and a $2.0 million ($1.3 million net of tax) charge for damages awarded in an NASD arbitration case with a former financial advisor.

(5)          Includes a pre-tax write-off of $8.2 million ($5.1 million net of tax) in 2001 relating to the forgiveness of stock loans.

(6)          Investment product sales are commissionable sales by our financial advisors, shown gross of commissions, and do not include mutual funds sold at net asset value or sales of other non-proprietary mutual funds or insurance products.

ITEM 7.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item includes statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. All statements, other than statements of historical fact, included in this Form 10-K regarding our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. All forward-looking statements included in this Form 10-K are based on information available to us on the date hereof, and we assume no obligation to update such forward-looking statements. Although we believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct or that we will take any actions that may presently be planned. Certain important factors that could cause actual results to differ materially from our expectations are disclosed in the “Risk Factors” section of this Form 10-K, which include, without limitation, the adverse effect from a decline in securities markets or a decline in our products’ performance, failure to renew investment management agreements, adverse results of litigation and/or arbitration, acts of terrorism and/or war, competition, changes in government regulation, and availability and terms of capital. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

The following should be read in conjunction with the “Selected Financial Data” and our Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

Executive Summary

We are one of the oldest mutual fund and asset management firms in the country, with expertise in a broad range of investment styles and across a variety of market environments. One of our distinctive qualities is that we are a significant distributor of investment products, conducting our business in two channels: the Advisors channel and the Wholesale channel. In the Advisors channel, we have a network of over 2,400 financial advisors providing personal financial planning services to our clients across the United States focusing on investment strategies for retirement, education funding, insurance, estate planning and other specific needs. In our Wholesale channel, we distribute the Ivy Funds through a national wholesale effort to broker/dealer, registered investment advisor and 401(k)/retirement channels. We also distribute products in the Wholesale channel through institutional, strategic partnerships and through Legend, our Florida-based retirement planning subsidiary.

Our earnings and cash flows are heavily dependent on financial market conditions. Significant increases or decreases in the various securities markets, particularly United States equity markets, can have a material impact on our results of operations, financial condition and cash flows. We derive our revenues primarily from providing investment management, distribution and administrative services to the Funds and institutional and separately managed accounts. Investment management fees, a substantial source of revenues, are based on the amount of average assets under management and are affected by sales levels, financial market conditions, redemptions and the composition of assets. Underwriting and distribution revenues, another substantial source of revenues, consist of commissions derived from sales of investment and insurance products, distribution fees on certain variable products, and fees earned on fee-based asset allocation products, as well as advisory services. The products sold have various commission structures and the revenues received from sales of products vary based on the type and amount sold. Rule 12b-1 service and distribution fees earned for servicing and/or distributing certain mutual fund shares are based upon a percentage of assets and fluctuate based on sales, redemptions and financial market conditions. Other service fees include transfer agency fees, custodian fees for retirement plan accounts and portfolio accounting.

We experienced progress and change throughout 2005 as we took steps designed to take advantage of opportunities. The year was marked by the resolution of several legal disputes. We also focused on building a resolute culture of compliance, putting in place new leadership and ensuring that we conduct our business in accordance with fast-changing regulatory standards and that we rise to the highest standards of compliance on behalf of our clients.

While financial markets faced a number of challenges in 2005, consumers and the economy remained fairly resilient. Whatever the short-term challenges and external factors, we believe that, over time, our consistent and disciplined investment management style will bring strong results to investors. That held true in 2005, as our Funds’ performance ranked among the most competitive in the industry. These results substantiate our belief that our core strength is our investment management team, who average 21 years of industry experience and 14 years of tenure with us. Our Fund families cover virtually all major asset classes and range of investment styles. Our investment strategy generally emphasizes investments at attractive valuations in companies that our portfolio managers believe can produce above-average growth in earnings. Our portfolio managers also strive for consistent long-term performance while seeking to provide downside protection in turbulent markets.

Our Advisors channel underwent major changes during 2005, as we introduced new management and carried out a number of initiatives designed to address negative net sales trends. We substantially strengthened the support that our headquarters provides to each division office and, ultimately, to each advisor. Specific steps taken included enhancing product education and financial planning training programs through a dedicated national wholesaling team and providing a full-time, in-house staff of planning process experts that assist advisors daily. We were very encouraged by improved sales trends throughout 2005 and anticipate even more improvements as we look toward 2006.

Our non-proprietary efforts have begun to fulfill our strategic objective of capturing sales in our investment products at a rate far greater than would be possible through distributing them solely through the Advisors channel. Sales in the non-proprietary segment of our Wholesale channel continued to grow in 2005, particularly sales of certain specialty sub-advised funds. Sales of sub-advised funds generate lower profit margins since a portion of the management fees earned on these assets are paid to a third-party sub-adviser. The successful sales growth of sub-advised products has allowed us to showcase our own managed products, which have excellent track records. Recent trends show improvement in the percentage of sales of our products managed in-house compared to those that are sub-advised and we plan to significantly broaden sales into more funds in the coming years. Continued asset growth in the Wholesale channel should provide for increased operating leverage, particularly if we are able to maintain redemption levels and fund performance rankings.

Key Developments

Leadership Changes

Effective May 25, 2005, Keith A. Tucker, the Company’s Chief Executive Officer and Chairman of the Board of Directors resigned after serving nearly 15 years with the Company. Consistent with emerging best practices in corporate governance, the Company separated the position of Chairman of the Board of Directors from that of the Chief Executive Officer. The Company’s President and former Chief Investment Officer, Henry J. Herrmann, a 34 year veteran of the Company, was named Chief Executive Officer, while the position of independent, non-executive Chairman of the Board of Directors was filled by Alan W. Kosloff, an independent member of the Board of Directors. Mr. Tucker will continue to serve the Company as a consultant for a period of eight years. On June 20, 2005, Michael L. Avery, a 24 year veteran of our investment management team was appointed Chief Investment Officer. Mr. Avery succeeds Mr. Herrmann in leading an investment management team of over 50 professionals, with Mr. Herrmann remaining chairman of the Investment Policy Committee.

Significant leadership changes in our Advisors channel were implemented during the first quarter of 2005. Thomas W. Butch, Senior Vice President and Chief Marketing Officer, assumed executive respon sibility for all retail sales, adding to his existing responsibilities for marketing and non-proprietary sales. We also appointed Steven E. Anderson as our National Sales Manager and Bradley D. Hofmeister as Associate National Sales Manager. Both individuals served as Regional Vice Presidents and have been with the Company for several years. Throughout their careers, each has established a proven track record in sales management.

Accelerated Vesting of Stock Options

On April 25, 2005, the Compensation Committee of the Board of Directors (the “Compensation Committee”) approved the accelerated vesting of all then outstanding unvested stock options previously awarded to employees, financial advisors, officers and directors. This resulted in the accelerated vesting of options to purchase 624,267 shares of common stock of the Company. Of these options, 447,497 were “in-the-money” options having an exercise price less than the then current market price of the Company’s common stock and a weighted average exercise price of $13.90 per share. In order to prevent unintended personal benefits to directors and executive officers holding such options, the Compensation Committee imposed restrictions on any shares received through the exercise of accelerated options held by those individuals. These restrictions prevent the sale of any stock obtained through exercise of an accelerated option prior to its original vesting date, other than the disposition of stock as payment for the exercise price of options and associated income taxes, if any.

The Compensation Committee approved the accelerated vesting of these options based on the belief that it was in the best interest of the stockholders to reduce future compensation expense that the Company would otherwise be required to report in its statement of operations upon adoption of SFAS 123R in the first quarter of 2006. Subsequent to the Compensation Committee’s decision to accelerate the vesting of these options, the separation from employment of our former chief executive officer triggered the remeasurement of compensation cost, and as a result, we incurred additional compensation expense of $1.4 million during 2005. We anticipate that all other holders of “in-the-money” accelerated options will remain employed with the Company throughout the original vesting term of such options, and therefore, no expense will be recorded for these options unless option holders are able to exercise an option that would have expired unexercisable pursuant to its original terms.

Change in Method of Reporting for Rule 12b-1 Service Fees

We collect Rule 12b-1 service and distribution fees pursuant to sales and servicing plan agreements (compensatory and/or reimbursement) with the Funds, primarily from the Advisors Funds Class A reimbursement plan. These plans allows for reimbursement to us of certain Rule 12b-1 eligible expenses, not to exceed a maximum of 25 basis points of average daily net assets under management. Rule 12b-1 service and distribution fees are collected for costs related to the servicing and distribution of mutual fund shares such as sales commissions paid to financial advisors, advertising, sales brochures and costs for providing ongoing services to mutual fund shareholders. Effective in the second quarter of 2005, we changed our method of reporting Rule 12b-1 service fee revenue to the gross basis of presentation. Previously, we used the net basis of presentation, whereby such service fee revenue was recorded as an offset against related underwriting and distribution expenses and presented as a reduction of expenses in “Underwriting and distribution expenses.” We believe that with this change, our presentation reflects the predominant industry practice for reporting Rule 12b-1 service fee revenues and expenses. The revised presentation had no effect on gross margin dollars, net income, cash flows, working capital or stockholders’ equity amounts previously reported, and will not affect such amounts in future periods.

Results of Operations

Net Income

Net income decreased 41% in fiscal 2005 to $60.1 million, or $0.73 per diluted share, compared to $102.2 million, or $1.25 per diluted share for the same period in 2004. The decrease can be attributed to current year legal and regulatory settlements of $41.1 million and $6.3 million in costs related to the separation of employment of our former chief executive officer and severance and restructuring costs in our Advisors channel.

Net income in fiscal 2004 increased to $102.2 million, or $1.25 per diluted share, compared to $54.3 million, or $0.66 per diluted share for the same period in 2003. The increase in net income of approximately $47.9 million was primarily a result of charges of $27.1 million recorded during 2003 related to a tender offer for out-of-the-money employee stock options and $32.0 million recorded for various legal matters.

	For the year ended			Variance
	2005	2004	2003	2005 vs 2004	2004 vs 2003
	(in thousands, except percentage data)
Net Income	$60,121	102,165	54,265	-41%	88%
Earnings per share:
Basic	$0.74	1.27	0.67	-42%	90%
Diluted	$0.73	1.25	0.66	-42%	89%
Operating Margin	17%	29%	18%	NM	NM

Change in Assets Under Management

The following table summarizes the changes in our assets under management for the last three fiscal years. All sales are net of commissions. The activity includes all activity of the Funds and institutional and separate accounts, including money market funds and transactions at net asset value accounts for which we receive no commissions. Assets acquired as part of the strategic alliance with Securian in 2003 are reported separately from sales as “Acquired Assets.”

		Wholesale Channel
	Advisors Channel	Non-Proprietary	Institutional	Total
	(in millions)
December 31, 2005 YTD
Beginning Assets	$25,297	4,702	8,659	38,658
Sales (net of commissions)	2,406	2,347	654	5,407
Redemptions	(3,060)	(1,149)	(2,121)	(6,330)
Net Sales	(654)	1,198	(1,467)	(923)
Net Exchanges	(88)	78	—	(10)
Reinvested Dividends and Capital Gains	161	13	114	288
Net Flows	(581)	1,289	(1,353)	(645)
Market Appreciation	2,471	738	641	3,850
Ending Assets	$27,187	6,729	7,947	41,863
December 31, 2004 YTD
Beginning Assets	$24,337	3,805	8,431	36,573
Sales (net of commissions)	2,219	1,376	1,276	4,871
Redemptions	(3,405)	(1,015)	(1,733)	(6,153)
Net Sales	(1,186)	361	(457)	(1,282)
Net Exchanges	(93)	48	36	(9)
Reinvested Dividends and Capital Gains	182	20	137	339
Net Flows	(1,097)	429	(284)	(952)
Market Appreciation	2,057	468	512	3,037
Ending Assets	$25,297	4,702	8,659	38,658
December 31, 2003 YTD
Beginning Assets	$21,497	989	5,629	28,115
Acquired Assets	—	1,041	1,396	2,437
Sales (net of commissions)	2,344	932	2,389	5,665
Redemptions	(3,421)	(801)	(1,350)	(5,572)
Net Sales	(1,077)	131	1,039	93
Net Exchanges	(34)	1,281	(1,256)	(9)
Reinvested Dividends and Capital Gains	195	3	146	344
Net Flows	(916)	1,415	(71)	428
Market Appreciation	3,756	360	1,477	5,593
Ending Assets	$24,337	3,805	8,431	36,573

Total Revenues

Total revenues increased 9% to $622.1 million and 13% to $569.7 million for fiscal years 2005 and 2004, respectively. Increases in both years can be attributed to growth in average assets under management of 9% and 16% in 2005 and 2004, respectively.

	For the year ended December 31,			Variance
	2005	2004	2003	2005 vs 2004	2004 vs 2003
	(in thousands, except percentage data)
Investment management fees	$267,681	240,282	203,918	11%	18%
Underwriting and distribution fees	272,590	252,883	231,662	8%	9%
Shareholder service fees	81,809	76,522	70,678	7%	8%
Total revenues	$622,080	569,687	506,258	9%	13%

Investment Management Fee Revenues

Investment management fee revenues are earned for providing investment advisory services to the Funds and to institutional and separate accounts, and accounted for 43% and 42% of total revenues for the years ended 2005 and 2004, respectively. Investment management fee revenues increased $27.4 million, or 11%, in 2005 and $36.4 million, or 18%, in 2004. A significant portion of investment management fee revenues are earned from portfolio management services provided to the Funds and represented 84% and 82% of total management fee revenue during 2005 and 2004, respectively. Revenues from the management of institutional and separate accounts make up the remaining components of management fee revenue.

During 2005, revenues from the management of fund assets increased $27.4 million, or 13.9%, to $224.1 million as average mutual fund assets under management increased 11% to $31.2 billion. During 2004, revenues increased $34.1 million, or 21%, to $196.7 million as average assets under management increased 17% to $28.1 billion. During 2005, higher management fee rates were earned because of increased assets under management in the Ivy Funds portfolios, which typically carry higher fees due to scale. During 2004, we observed a shift in the composition of our assets under management, moving away from fixed income funds toward equity funds, which generally carry a higher management fee rate. The increases in average assets under management during 2005 and 2004 can be primarily attributed to appreciation in Fund assets. The acquisition of $2.4 billion in assets from Securian in the latter part of 2003 also contributed to an increase in average assets during 2004.

Revenues from investment advisory services for institutional and separate accounts were $43.6 million in both 2005 and 2004. Overall growth in assets under management during 2005 was constrained by the loss of one block of client assets moving to an index fund, which was unrelated to performance or service issues, and also performance driven outflows at ACF, resulting in a decline in ACF’s average assets under management of 9.2% during the year. Revenues increased 7% to $43.6 million during 2004 compared to 2003 due mainly to market appreciation in assets from institutional and separate accounts. Institutional and separate account business growth is sporadic by nature and assets are typically obtained in large blocks but less frequently when compared to our retail mutual fund business.

The 2005 long-term redemption rate, which includes our Funds and institutional and separate accounts, but excludes money market funds, was 14.5%, a decrease compared to last year’s rate of 15.0%. We also track the redemption rate by our two distribution channels. The Advisors channel long-term redemption rate improved to 9.6% compared to 11.3% during 2004. The long-term redemption rate in the non-proprietary segment of our Wholesale channel decreased from 23.7% in 2004 to 20.3% in 2005. We expect the Advisors channel long-term redemption rate to remain lower than that of the Wholesale channel due to the personal and customized nature in which our financial advisors provide service to their clients.

Underwriting and Distribution Revenues and Expenses

The Advisors channel is the primary source of underwriting and distribution revenue, given that a significant amount of Wholesale mutual fund sales are load-waived, with the exception of investment product sales by Legend retirement advisors. The majority of underwriting and distribution fee revenues are derived from sales commissions charged on front-end load products sold by our financial advisors that include mutual fund Class A shares (those sponsored by the Company and those underwritten by other non-proprietary mutual fund companies), variable annuities and financial planning fees. To a lesser extent, underwriting and distribution revenues are received from Rule 12b-1 asset-based distribution and service fees earned on both load and deferred-load products sold by our financial advisors and third party intermediaries, asset-based fees earned on our asset allocation products, and commissions earned on the sale of other insurance products.

We divide the costs of underwriting and distribution into two components—direct costs and indirect costs. Direct selling costs fluctuate with sales volume, such as advisor commissions and commission overrides paid to field management, advisor incentive compensation, commissions paid to third parties and those paid to our own wholesalers, and related overrides in our Wholesale channel. Indirect selling costs are discretionary costs that do not necessarily fluctuate with sales levels. Indirect costs include expenses incurred by our home office and field offices such as wholesaler salaries, marketing costs, promotion and distribution of our products through the Advisors and Wholesale channels, support and management of our financial advisors such as field office overhead, sales programs, technology infrastructure, and costs of managing and supporting our Wholesale efforts through technology infrastructure and personnel. We recover certain of our underwriting and distribution costs through Rule 12b-1 service and distribution fees, which are paid by the Funds. Rule 12b-1 service and distribution fees are received predominantly from the Advisors Funds Class A shares under a sales and servicing reimbursement plan agreement. This agreement allows reimbursement to us from the Advisors Funds Class A shares of certain Rule 12b-1 eligible expenses, not to exceed a maximum of 25 basis points of average daily net assets under management. We also have compensatory or reimbursement Rule 12b-1 service and/or distribution plans for the Ivy Funds, Target Funds, InvestEd, and Advisor Funds. All 12b-1 service and distribution fee revenue received from the Funds is recorded on a gross basis.

The following table illustrates our underwriting and distribution fee revenues and expenses segregated by distribution channel for the years ended December 31, 2005, 2004 and 2003:

	Total
	2005	2004	2003	2005 vs 2004	2004 vs 2003
	(in thousands, expect percentage data)
Revenue	$272,590	252,883	231,662	8%	9%
Expenses:
Direct	202,162	179,753	157,149	12%	14%
Indirect	101,175	89,046	82,150	14%	8%
Total Expenses	303,337	268,799	239,299	13%	12%
Net Underwriting & Distribution	$(30,747)	(15,916)	(7,637)	93%	108%

	Advisors Channel
	2005	2004	2003	2005 vs 2004	2004 vs 2003
Revenue	$206,582	200,443	193,904	3%	3%
Expenses:
Direct	141,102	132,371	128,421	7%	3%
Indirect	76,001	68,272	66,855	11%	2%
Total Expenses	217,103	200,643	195,276	8%	3%
Net Underwriting & Distribution	$(10,521)	(200)	(1,372)	5161%	-85%

	Wholesale Channel
	2005	2004	2003	2005 vs 2004	2004 vs 2003
Revenue	$66,008	52,440	37,758	26%	39%
Expenses:
Direct	61,060	47,382	28,728	29%	65%
Indirect	25,174	20,774	15,295	21%	36%
Total Expenses	86,234	68,156	44,023	27%	55%
Net Underwriting & Distribution	$(20,226)	(15,716)	(6,265)	29%	151%

Distribution Margin

Our consolidated distribution margin was -11.3%, -6.3% and -3.3% for the years ended December 31, 2005, 2004 and 2003, respectively. Our wholesale distribution (non-proprietary, institutional (including ACF), and Legend) will naturally have a negative margin since there is minimal point of sale distribution revenue recognized in this channel. Sales in our wholesale channel have grown substantially since 2003, providing increased management fee revenue from wholesale assets under management.

The Advisors channel distribution margin, which excludes our wholesale efforts and better reflects the activity of our sales force only, was -5.1%, -0.1% and -0.7% for the years ended December 31, 2005, 2004 and 2003, respectively. Sales in our Advisors channel improved 5% in 2005 compared to the prior year, while advisor productivity levels increased 9% over the same period. We implemented several key initiatives designed to revitalize our Advisors channel during 2005 resulting in additional fixed costs in this channel. We intend to continue our focus on ways to create meaningful sales improvement in the Advisors channel in 2006. Long-term redemption rates for the Advisors channel were 9.6%, 11.3% and 11.5% for the years ended December 31, 2005, 2004 and 2003, respectively, well below the industry average for redemptions.

Advisors Channel

Underwriting and distribution revenue earned in our Advisors channel increased $6.1 million, or 3.1%, during 2005 compared to 2004 mainly due to:

•       increased commissions received on front-load products of $2.8 million;

•       higher asset based service and distribution fees of $9.3 million due to the growth in average assets under management;

•       a decrease in revenues earned on the sale of insurance products of $2.8 million;

•       a reduction in fees earned on asset allocation products of $2.9 million due to decline in assets under management for these products;

•       decline in front-load commission rates due to larger purchases which generate lower sales commissions; and

•       lower CDSC revenue of $0.5 million.

Underwriting and distribution revenue earned in our Advisors channel increased $6.5 million, or 3.4%, during 2004 compared to 2003 mainly due to:

•       increased commissions received on front-load products of $3.0 million;

•       higher asset based service and distribution fees of $6.6 million due to the growth in average assets under management; and

•       a decrease in revenues earned on the sale of insurance products of $3.6 million.

The following table illustrates commissionable investment product sales by our financial advisors, including sales of our InvestEd portfolios. Sales are shown gross of commissions and they exclude sales by Legend retirement advisors, money market funds, other non-proprietary mutual funds, insurance products, and mutual funds sold at net asset value for which we receive no commission.

	For the year ended December 31,			Variance
	2005	2004	2003	2005 vs 2004	2004 vs 2003
	(in millions, except percentage data)
Front-end load sales (Class A)	$1,370	1,160	1,057	18%	10%
Variable annuity products	297	406	476	-27%	-15%
Front-load product total	1,667	1,566	1,533	6%	2%
Back-end load sales (Class B)	95	131	161	-27%	-19%
Level-load sales (Class C)	108	108	102	0%	6%
Deferred-load product total	203	239	263	-15%	-9%
Allocation product	31	7	—	NM	NM
Total proprietary sales	$1,901	1,812	1,796	5%	0%

Total underwriting and distribution expenses in our Advisors channel increased $16.5 million, or 8.2%, in 2005 compared to 2004.

•       Direct expenses increased $8.7 million during 2005 compared to 2004 mainly due to:

à       higher point-of-sale commissions of $3.6 million resulting from increased front-load product sales;

à       higher service and distribution fee commissions of $7.9 million paid to Advisors for servicing and distributing select share classes in line with the increase to assets under management;

à       lower amortization of deferred selling costs of $1.2 million in back-end load and level load products; and

à       a $1.7 million decrease in insurance commissions.

•       Indirect expenses increased $7.7 million during 2005 compared to 2004, primarily due to implementation of key initiatives designed to increase sales. These initiatives resulted in higher sales program costs, additional compensation for newly added home office positions to assist with advisor recruiting and development, and higher marketing program costs.

Total underwriting and distribution expenses in our Advisors channel increased $5.4 million, or 2.7%, in 2004 compared to 2003.

•       Direct expenses increased $4.0 million during 2004 compared to 2003 mainly due to:

à       higher point-of-sale commissions of $1.6 million resulting from increased front-load product sales;

à       higher service and distribution fee commissions of $2.8 million paid to Advisors for servicing and distributing select share classes in line with the increase to assets under management;

à       increased expenses of $1.9 million related to deferred selling costs from back-end load and level-load products;

à       a $2.7 million decrease in insurance commissions; and

à       a decrease of $0.4 million in amortization of deferred selling costs in back-end load and level load products.

•       Indirect expenses increased $1.4 million during 2004 compared to 2003, principally due to costs incurred from the development of a customer relationship management software program utilized by our advisors, and costs associated with the implementation of new incentive compensation program to award top performing advisors.

Wholesale Channel

Underwriting and distribution revenues earned in the Wholesale channel increased by $13.6 million during 2005 compared to 2004 mainly due to:

•       higher Rule 12b-1 service fees revenue of $5.5 million earned by Legend during 2005, due to increases in assets under administration; and

•       increased revenue of $8.1 million in the non-proprietary segment of our Wholesale channel, earned primarily from higher asset based service and distribution fees due to an increase in assets under management, and increased sales in mutual fund share classes during 2005.

Underwriting and distribution revenues earned in the Wholesale channel increased by $14.7 million in 2004 compared to 2003. These increases were the result of the following:

•       an increase in Rule 12b-1 service fees revenue of $7.4 million earned by Legend during 2004, due to growth in assets under administration; and

•       increased revenue of $7.3 million the non-proprietary segment of our Wholesale channel, earned primarily as a result of higher asset based service and distribution fees due to an increase in assets under management and an increase in mutual fund share classes sold through 2004.

Underwriting and distribution expenses in the Wholesale channel increased by $18.1 million and $24.1 million in 2005 and 2004, respectively. Direct expenses accounted for $13.7 million of the increases during 2005 and $18.7 million of the increases in 2004. Over the past two years, the increase in direct expenses were the result of the following:

•       higher asset based expenses for service and distribution and additional dealer compensation paid to third party distributors for sales of the Ivy Funds;

•       higher commissions paid by Legend due to an increase in assets under administration; and

•       higher commissions paid to our wholesalers due to sales growth.

Indirect expenses in the Wholesale channel increased $4.4 million and $5.5 million in 2005 and 2004, respectively, due to our continuing effort to develop non-proprietary distribution outlets within the Wholesale channel. These efforts produced significant growth throughout the last two years; non-proprietary distribution yielded gross sales of $2.3 billion and $1.4 billion in 2005 and 2004, respectively. In 2004, a full year of costs associated with marketing and distributing the Ivy Funds, including sales brochures, prospectuses and other publicity, training for wholesalers, business meetings and travel expenses, systems support, and the addition of 15 employees, including internal and external wholesalers and support staff, collectively contributed almost entirely to the increase in indirect expenses.

Shareholder Service Fee Revenues

Shareholder service fee revenues primarily include transfer agency fees, custodian fees from retirement plan accounts, and portfolio accounting and administration fees. Shareholder service fees were $81.8 million, $76.5 million and $70.7 million in 2005, 2004 and 2003, respectively. During both 2005 and 2004, shareholder service fee revenue increased by 7% and 8%, respectively, due in part to an increase in the average number of shareholder accounts for which transfer agency fees are charged, growth in assets in shareholder accounts for which certain other fees are based, and to a change to the structure of portfolio asset based fees that are charged for accounting and administrative services provided to the Funds.

Transfer agency fees, which accounted for approximately 75% of total shareholder service fee revenue in both 2005 and 2004, are based on annual charges per shareholder account. Transfer agency fee revenue increases for 2005 and 2004 were $4.0 million and $2.8 million, respectively. These increases were in line with the average shareholder account growth of 7% and 5% for 2005 and 2004, respectively. The average number of shareholder accounts grew to 2.53 million in 2005 compared to 2.37 million in 2004, primarily due to the growth in sales in our Wholesale channel during 2005. Account growth during 2004 was the result of Ivy accounts being added to our shareholder system in June 2003 and Securian accounts being added in December 2003.

Asset based fees for mutual fund portfolio accounting and administration increased by $0.7 million and $2.4 million in 2005 and 2004, respectively. The current year increase was a function of increased assets serviced, while the 2004 increase was due primarily to growth in assets serviced, and to a lesser extent, a change in the rate structure of the accounting service fee for certain administrative costs during the latter part of 2003. Custodian fees for Legend increased during 2005 by $0.9 million compared to 2004 due to growth in custodial assets throughout 2005. Custodian fees at Legend were essentially unchanged in 2004 compared to 2003.

Total Operating Expenses

Total operating expenses increased $112.2 million, or 28%, in 2005 compared to 2004 due to increased underwriting and distribution expenses and general and administrative expenses. The decrease in total operating expenses of $11.2 million, or 3%, in 2004 compared to 2003 was principally due to decreases in equity compensation and general and administrative expenses, offset by increases in underwriting and distribution expenses. Underwriting and distribution expenses are discussed above.

	For the year ended December 31,			Variance
	2005	2004	2003	2005 vs 2004	2004 vs 2003
	(in thousands, except percentage data)
Underwriting and distribution	$303,337	268,799	239,299	13%	12%
Compensation and related costs	81,887	72,763	68,515	13%	6%
Equity compensation	17,786	10,336	31,682	72%	-67%
General and administrative	87,029	38,357	69,862	127%	-45%
Subadvisory fees	18,218	6,983	1,012	161%	NM
Depreciation	10,275	9,090	7,191	13%	26%
Total operating expenses	$518,532	406,328	417,561	28%	-3%

Compensation and Related Costs

Compensation and related costs in 2005 increased $9.1 million, or 13%, compared to 2004. Base salaries and payroll taxes contributed $4.7 million to the increase, primarily due to an increase in headcount of 5.0% and merit increases during 2005. Incentive compensation increased $2.9 million during 2005, principally due to investment performance incentives earned by our investment management division. Higher pension related expenses of $0.9 million, and a $0.6 million decrease in compensation capitalized for software development also contributed to the year-over-year increase.

Compensation and related costs in 2004 increased $4.2 million, or 6%, compared to 2003. This increase was net of approximately $2.2 million in costs paid to employees of MIMI during the post-acquisition transition of operations to our corporate headquarters in 2003. Exclusive of these temporary costs, compensation and related expense increased $6.5 million. Base salaries and payroll taxes were up $4.9 million, or 11%, while our average employee headcount was up 8% from 2003. Incentive compensation increased $1.7 million primarily due to investment performance compensation paid to employees of the investment management division.

Equity Compensation

Equity compensation expense in 2005 increased $7.5 million, or 72%, compared to the prior year. This increase was due primarily to amortization of additional restricted stock grants made in April of 2004 and 2005. Additionally, we incurred $2.2 million in charges related to the resignation of our former chief executive officer, including $1.4 million related to certain stock options for which vesting had previously been accelerated, and $0.8 million related to the change in amortization method for restricted stock due to his change in employment status. We expect to continue experiencing increased stock compensation expense from annual grants of restricted stock.

Equity compensation expense in 2004 decreased $21.3 million, or 67%, compared to 2003. In 2003, we recorded a charge of $27.1 million related to a tender offer for out-of-the-money stock options which resulted in the issuance of fully vested shares of company common stock. Amortization of non-vested restricted stock increased $5.7 million during 2004 due to additional grants of restricted shares in April of 2003 and 2004.

General and Administrative Expenses

General and administrative expenses are operating costs other than those related to compensation and to distribution efforts, including, but not limited to, computer services and software costs, telecommunications, facilities costs of our home offices, costs of professional services including legal and accounting, and insurance. General and administrative expenses increased $48.7 million in 2005 compared to 2004. This increase relates primarily to current year legal settlements and costs associated with the resignation of our former chief executive officer. We agreed to pay $14.5 million to settle outstanding legal matters with Torchmark for actions in Alabama, California, and Kansas (with the exception of the outstanding tax case between the companies described further in Part I, Item 3. “Legal Proceedings”), settled with the NASD and a consortium of states related to variable annuity sales practices for $20.5 million (net of insurance recoveries), recorded $6.1 million in additional expenses related to a settlement of an NASD arbitration case with a former advisor, and incurred $3.2 million in costs related to the resignation of our former chief executive officer. Excluding charges for litigation and other matters, general and administrative expenses increased $4.4 million, or 11%, compared to 2004. Higher costs for computer services and maintenance, facilities expansion, corporate insurance and legal all contributed to the current year increase.

General and administrative expenses decreased by $31.5 million in 2004 compared to 2003. This decrease was primarily due to a charge in 2003 of $32.0 million for estimated damages and legal costs in connection with the UILIC litigation, the NASD sales practice exam and ongoing disputes with former sales personnel in our Advisors channel. Excluding this charge, general and administrative expenses increased by $0.5 million, or 1%. Additional expenses of $0.9 million were incurred during 2004 in order to comply with the Sarbanes-Oxley Act. Costs of compliance included consultants and audit professionals as well as temporary contractors.

Sub-advisory Fees

Sub-advisory fees represent fees paid to other asset managers for providing advisory services for certain mutual fund portfolios. These sub-advisory relationships were in place when we acquired certain businesses, and are with asset managers who specialize in some investment styles not offered by the Company. Sub-advisory expenses for the years ended 2005, 2004 and 2003 were $18.2 million, $7.0 million and $1.0 million, respectively. Significant sales growth in our Wholesale channel throughout 2004 and 2005, particularly sales of two of our sub-advised specialty mutual fund products, has driven increased expenses. As this expense is a function of sales, redemptions and market action for sub-advised assets, a continuation of the growth trend for these assets would likely result in future increases to sub-advisory expenses.

Other Income and Expenses

Investment and Other Income

Investment and other income for 2005 increased by $1.1 million over the same period in the prior year, primarily reflecting increased interest on short-term commercial paper investments of $2.1 million due to a combination of a higher balances and interest rates. Increased dividend income from mutual fund holdings of $0.5 million also contributed to the increase during 2005. A decline in income recorded on trading securities of $0.7 million, lower interest earned on corporate and municipal bonds of $0.5 million, and net losses from other investments of $0.3 million offset current year gains.

Investment and other income decreased by $0.4 million in 2004 to $5.6 million compared to 2003. Results in 2004 included a gain on trading securities of $2.3 million. Effective June 30, 2004, we began matching a portion of our investments to the funding obligations created by our deferred compensation plans. These plans allow employees to choose investment vehicles in which to invest their deferred compensation, primarily Company sponsored mutual funds. At that time, certain mutual fund holdings classified as available-for-sale totaling $10.0 million were reclassified to trading investments. The reclassification of investment securities resulted in the recognition of an unrealized gain of $1.9 million. Investment income in 2003 included a gain of $2.8 million from the sale of mutual funds, net of other investment losses.

Interest Expense

Interest expense increased $3.6 million, or 33%, to $14.3 million for 2005 compared to 2004, primarily reflecting an increase of $3.8 million from interest paid on our 7.5% senior notes due to higher variable rates paid on our interest rate swap. Average interest rates on these senior notes rose from 4.34% in 2004 to 6.25% during 2005. This increase was offset by a decrease in interest paid on short-term money market loans of $0.2 million due to a decline in average borrowings for the year. On January 13, 2006, we issued $200 million in principal amount 5.60% senior notes due 2011. We expect our effective interest rate on the new notes to be approximately 5.70%, which includes the impact of underwriting discounts, deferred gains on hedge transactions associated the issuance of the notes, and other transaction costs.

Interest expense increased $1.0 million, or 10%, to $10.7 million for 2004 compared to 2003. This increase was primarily the result of a $0.7 million increase in interest recorded on long-term debt due to an increase in variable interest rates paid on the interest rate swap during the 2004 compared to 2003. Average borrowings and rates on money market loans were also higher during 2004, resulting in a $0.2 increase in interest expense compared to 2003.

Income Taxes

Our effective income tax rate was 37.3%, 35.4% and 36.1%, in 2005, 2004 and 2003, respectively. The effective tax rate in 2005 increased compared to 2004 due to non-deductible legal charges recorded during 2005. The effective tax rate in 2004 was lower compared to 2003 as a result of a change in the assessment of the deductibility of certain charges recorded during 2003, and to a lesser degree from the favorable resolution of tax liabilities with tax authorities. We expect our future effective tax rate will likely be in the range of 36.2% to 36.6%.

Liquidity and Capital Resources

The following table summarizes certain key financial data relating to our liquidity and capital resources:

	For the year ended December 31,			Variance
	2005	2004	2003	2005 vs 2004	2004 vs 2003
	(in thousands, except percentage data)
Balance Sheet Data:
Cash and cash equivalents	$162,775	83,900	71,466	94%	17%
Investment Securities	51,701	125,275	81,417	-59%	54%
Short-term debt	1,746	35,000	25,000	-95%	40%
Long-term debt	198,230	202,899	209,711	-2%	-3%
Cash Flow Data:
Operating cash flows	104,222	114,685	98,088	-9%	17%
Investing cash flows	66,140	(48,197)	25,860	237%	-286%
Financing cash flows	(91,487)	(54,054)	(105,900)	-69%	49%

Our primary source of cash is provided through operations. Cash and cash equivalents were $162.8 million at December 31, 2005, an increase of $78.9 million from December 31, 2004. Cash and cash equivalents included reserves of $26.1 million and $22.6 million held for the benefit of customers in compliance with federal securities regulations at December 31, 2005 and 2004, respectively. The increase to cash and equivalents was impacted by the return of a $57.4 million cash appeal bond to us as part of the settlement of outstanding legal matters with Torchmark. Reduced stock buy-back activity in the current year also increased our cash position.

Cash provided by operating activities decreased by $10.5 million in fiscal 2005 compared to fiscal 2004 and increased by $16.6 million in fiscal 2004 compared to fiscal 2003. Increased revenues combined with lower estimated tax payments, higher non-cash equity compensation expense, and timing of litigation settlement payments, partially offset the impact of considerably lower net earnings this year. For 2004, the increase in operating cash flows compared to 2003 was primarily due to higher net income combined with the timing of payments for tax and legal expenses between periods.

Investing activities consist primarily of the purchase and sale of available-for-sale investment securities, and to a lesser extent the purchase of data processing equipment and leasehold improvements. Cash provided by (used in) investing activities totaled $66.1 million, ($48.2) million and $25.9 million in fiscal 2005, 2004 and 2003, respectively. The increase in cash provided by investing activities in fiscal 2005 reflects the return of a $57.4 million cash appeal bond due to a legal settlement with Torchmark and proceeds from sales and maturities of available-for-sale mutual funds and debt securities. The decrease in cash provided by investing activities in fiscal 2004 compared to 2003 reflects the purchase of certificates of deposit in fiscal 2004 to fund the cash appeal bond that was returned to us during 2005. Cash inflows in 2003 included the return of a $62.5 million cash appeal bond deposit made in 2002 as part of the Torchmark litigation proceedings. Fiscal 2003 cash flows were reduced by payments of $34.3 million to acquire managed assets.

Cash used for financing activities in 2005 increased $37.4 million to $91.5 million. Uses of cash in the current year consisted primarily of payments on short-term borrowings of $35.0 million and dividend payments of $50.1 million. Cash used to repurchase our common stock was $8.5 million in the current year, down from $24.5 million and $42.9 million for fiscal 2004 and 2003, respectively. Cash used for financing activities in 2004 decreased $51.8 million compared to 2003 due to reduced stock buy-backs and an increase in short-term borrowings of $10 million during the year compared to payments of $33 million on short-term borrowings during 2003. Dividends paid in 2004 and 2003 were $49.5 million and $44.9 million, respectively. Other stock transactions in 2003 included $12.0 million in cash used for the repurchase of common shares from participants in the stock option tender offer to fund their individual income tax liabilities. Cash provided by stock option exercises totaled $2.1 million, $9.9 million and $14.9 million in fiscal 2005, 2004 and 2003, respectively.

We entered into a three year revolving credit facility (the “Credit Facility”) with various lenders, effective October 7, 2005, which initially provides for borrowings of up to $200 million and replaced the Company’s previous 364-day revolving credit facility. Borrowings under the Credit Facility bear interest at various rates including adjusted LIBOR or an alternate base rate plus, in each case, an incremental margin based on the Company’s credit rating. The Credit Facility also provides for a facility fee on the daily aggregate amount of commitment under the revolving facility (whether or not utilized). The facility fee is also based on the Company’s credit rating level. The Credit Facility contains financial covenants with respect to leverage and interest coverage, both of which we were in compliance with throughout fiscal 2005. At December 31, 2005, there were no borrowings outstanding under the Credit Facility.

On January 13, 2006, we issued $200 million in principal amount 5.60% senior notes due 2011 resulting in net proceeds of approximately $198.2 million (net of discounts, commissions and estimated expenses). We used the net proceeds, together with cash on hand, to repay the entire $200 million aggregate principal amount outstanding of our 7.5% senior notes due January 18, 2006. Since the new financing took place before issuance of these consolidated financial statements, $198.2 million of short-term debt outstanding at December 31, 2005 was reclassified to long-term representing the net proceeds from the 5.60% senior notes. The notes represent senior unsecured obligations and are rated “Baa2” by Moody’s and “BBB” by Standard & Poor’s. Interest is payable semi-annually on January 15 and July 15 at a rate of 5.60% per annum. The Company, at its option, may call these notes at any time pursuant to a make whole redemption provision, which would compensate holders for any changes in interest rate levels of the notes upon early extinguishment. The Company currently has no intention to call these notes.

During 2002, a $36.0 million standby letter of credit was issued by a bank on our behalf in connection with a court appeal bond posted with the Supreme Court of the State of New York (the “NY Supreme Court”) in the amount of $28.7 million related to the award against us in the NASD arbitration with a former financial advisor described in Part I, Item 3. “Legal Proceedings.” As collateral for performance of our obligations to the bank under the letter of credit, we pledged a portion of our investment securities and commercial paper holdings. On July 21, 2005, the issuer of the appeal bond released the bank of its obligation under the letter of credit agreement, which released us from our collateral requirements.

Short Term Liquidity and Capital Requirements

Management believes its available cash, marketable securities and expected cash flow from operations will be sufficient to fund its short-term operating and capital requirements during 2006. Expected short-term uses of cash include dividend payments, interest payments on outstanding debt, share repurchases, potential acquisitions, contingencies related to ongoing litigation, payment of deferred commissions to our financial advisors and capital expenditures.

We pay our financial advisors and third parties upfront commissions on the sale of Class B and Class C shares. Funding of such commissions during the years ended December 31, 2005, 2004 and 2003 totaled $11.8 million, $8.2 million and $6.0 million, respectively. Management expects future cash requirements for sales commissions to be consistent with the level experienced in previous years.

We expect to make restitution payments of $14.5 million to remedy all variable annuity exchanges at issue in the NASD settlement during the first and second quarters of 2006.

Long Term Liquidity and Capital Requirements

Expected long-term capital requirements include indebtedness, operating leases and purchase obligations summarized in the following table as of December 31, 2005. Purchase obligations include amounts that will be due for the purchase of goods and services to be used in our operations under long-term commitments or contracts. The majority of our purchase obligations are reimbursable to us by the Funds.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Current portion of long-term debt	$1,746	1,746	—	—	—
Long-term debt obligations	198,230	—	—	—	198,230
Non-cancelable operating lease commitments	79,462	17,468	23,457	15,316	23,221
Purchase obligations	67,181	25,260	41,921	—	—
	$346,619	44,474	65,378	15,316	221,451

Other possible long-term discretionary uses of cash could include contingencies related to ongoing litigation, capital expenditures for enhancement of technology infrastructure and home office improvements, strategic acquisitions, payment of dividends, seed money for new products, payment of upfront fund commissions for Class B and C shares, and repurchases of our common stock.

Obligations and commitments for outstanding litigation are not included in the table above. For a discussion of obligations and commitments relating to outstanding litigation, please refer to Part I, Item 3. “Legal Proceedings” for additional information.

Critical Accounting Policies and Estimates

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Accounting for Intangible Assets and Goodwill

As of December 31, 2005, our total intangible assets and goodwill was $250.3 million, or 40%, of our total assets. Two significant considerations arise with respect to these assets that require management estimates and judgment: (i) the valuation in connection with the initial purchase price allocation, and (ii) the ongoing evaluation of impairment.

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

We complete an ongoing review of the recoverability of goodwill and intangible assets using a fair-value based approach on an annual basis or more frequently whenever events occur or circumstances change which would more likely than not reduce the fair value of a reporting unit below its carrying amount. Intangible assets with indefinite lives, primarily acquired mutual fund advisory contracts, are tested for impairment annually by comparing their fair value to the carrying amount of the asset. We consider mutual fund advisory contracts indefinite lived intangible assets as they are expected to be renewed without significant cost or modification of terms. Factors that are considered important in determining whether an impairment of goodwill or intangible assets might exist include significant continued underperformance compared to peers, the likelihood of termination or non-renewal of a mutual fund advisory or sub-advisory contract or substantial changes in revenues earned from such contracts, significant changes in our business and products, material and ongoing negative industry or economic trends, or other factors specific to each asset or subsidiary being evaluated. Because of the significance of goodwill and other intangibles to our consolidated balance sheets, the annual impairment analysis is critical. Any changes in key assumptions about our business and our prospects, or changes in market conditions or other externalities, could result in an impairment charge.

Accounting for Income Taxes

The provision for income taxes is based upon our estimate of taxable income for each respective accounting period. We recognize an asset or liability for the deferred tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements, including the determination of any valuation allowances that might be required for deferred tax assets. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of assets are recovered or liabilities are settled. We have not recorded a valuation allowance on deferred tax assets as of the current reporting period based on our belief that operating income will, more likely than not, be sufficient to realize the benefit of these assets over time. In the event that actual results differ from these estimates or if our historical trend of positive operating income changes, we may be required to record a valuation allowance on deferred tax assets, which could have a significant effect on our consolidated financial condition and results of operations.

Pensions and Other Postretirement Benefits

Our pension and other postretirement employee benefits costs (“OPEB”) and liabilities are calculated using various actuarial assumptions and methodologies prescribed under Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”) and Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions” (“SFAS 106”). We use certain assumptions including, but not limited to, the selection of (i) the discount rate used to calculate the present value of plan liabilities, (ii) the expected return on plan assets, and (iii) the expected health care cost trend rate. The discount rate assumption is based upon the review of high quality corporate bond rates and the change in these rates during the year. The expected return on plan assets and health care cost trend rates are based upon an evaluation of our historical trends and experience, taking into account current and expected future market conditions. In the event that actual results differ from estimates, future pension costs and funding requirements may change materially.

The effect of hypothetical changes to selected assumptions on the Company’s retirement benefit plans would be as follows in thousands of dollars:

		December 31, 2005	December 31, 2006
Assumptions	Change	Increase (Decrease) PBO/APBO (1)	Increase (Decrease) Expense
(in thousands, except percentage data)
Pension
Discount rate (2)	+/-50 bps	$(6,101)/8,449	$(954)/1,417
Expected return on assets	+/-50 bps		(363)/363
OPEB
Discount rate (2)	+/-50 bps	(175)/190	(26)/28
Health care cost trend rate (2)	+/-100 bps	370/(324)	97/(83)

(1)          Projected benefit obligation (“PBO”) for pension plans and accumulated postretirement benefit obligation (“APBO”) for OPEB plans.

(2)          Pre-tax impact on service cost, interest cost and amortization of gains or losses.

Deferred Sales Commissions

We pay upfront sales commissions to our financial advisors and third party intermediary broker/dealers in connection with the sale of certain classes of mutual fund shares sold without a front-end sales charge. These costs are capitalized and amortized over the period during which the shareholder is subject to a CDSC, not to exceed five years. We recover these costs through Rule 12b-1 distribution plan payments fees, which are paid by the applicable share classes of the Advisors Funds, Ivy Funds and InvestEd portfolios, along with CDSC’s paid by shareholders who redeem their shares prior to completion of the required holding periods. Should we lose our ability to recover such sales commissions through distribution plan payments and CDSC, the value of these assets would immediately decline, as would future cash flows. We periodically review the recoverability of deferred sales commission assets as events or changes in circumstances indicate that the carrying amount of deferred sales commission assets may not be recoverable and adjust the deferred assets accordingly.

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

Loss Contingencies

The likelihood that a loss contingency exists is evaluated using the criteria of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS No. 5”) through consultation with legal counsel. A loss contingency is recorded if the contingency is considered probable and reasonably estimable as of the date of the financial statements. In addition, it is the Company’s policy to record legal costs expected to be incurred in connection with a loss contingency net of insurance recoveries.

Recent Accounting Developments

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment, (revised 2004)” (“SFAS 123R”). SFAS 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, normally the vesting period. This revised statement allows entities to restate previously issued financial statements or adopt the provisions on a prospective basis. If restatement is chosen, the expense shown for prior periods will be the same amounts previously calculated and reported in their pro forma disclosures that had been required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The provisions of SFAS 123R are effective for our 2006 fiscal year beginning January 1, 2006. We have continued to apply the accounting provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for our stock-based compensation plans until the effective date of SFAS 123R. Had we implemented the provisions of SFAS No. 123R our diluted earnings per share would have been reduced to $1.22 and $0.55 for fiscal 2004 and 2003, respectively.

On March 30, 2005, the SEC released Staff Accounting Bulletin No. 107, “Share Based Payments” (“SAB 107”), which expresses the staff’s views regarding the application of SFAS 123R. The impact of SAB 107 and the adoption of SFAS 123R cannot be accurately estimated at this time, as it is dependent on the amount of share based awards in future periods. However, had the Company adopted SFAS 123R and implemented SAB 107 in a prior period, the impact would approximate the pro forma impact to net income and earnings per share under SFAS 123’s fair value method of accounting for employee stock plans as described in the disclosure of pro forma net income and earnings per share in the Notes to the consolidated financial statements. SFAS 123R also requires that tax benefits received in excess of amounts attributable to compensation cost recognized in the financial statements be reclassified from an operating cash flow to a financing cash flow in the Consolidated Statement of Cash Flows. This change in classification will reduce net operating cash flows and increase net financing cash flows in the periods after adoption.

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

Seasonality and Inflation

We do not believe our operations are subject to significant seasonal fluctuations; however, we have historically experienced increased sales activity in the first and fourth quarters of the year due to funding of retirement accounts by our clients. The Company has not suffered material adverse affects from inflation in the past. However, a substantial increase in the inflation rate in the future may adversely affect customers’ purchasing decisions, may increase the costs of borrowing, or may have an impact on the Company’s margins and overall cost structure.

ITEM 7A.        Quantitative and Qualitative Disclosures About Market Risk

We use various financial instruments with certain inherent market risks, primarily related to interest rates and securities prices. The principal risks of loss arising from adverse changes in market rates and prices to which we are exposed relate to interest rates on debt and marketable securities. Generally, these instruments have not been entered into for trading purposes. Management actively monitors these risk exposures; however, fluctuations could impact our results of operations and financial position. As a matter of policy, we only execute derivative transactions to manage exposures arising in the normal course of business and not for speculative or trading purposes. The following information, together with information included in other parts of Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are incorporated herein by reference, describe the key aspects of certain financial instruments that have market risk to us.

Interest Rate Sensitivity

Our interest sensitive liabilities include our long-term fixed rate senior notes and obligations for any balances outstanding under our credit facility or other short-term borrowings. Increases in market interest rates would generally cause a decrease in the fair value of the senior notes and an increase in interest expense associated with short-term borrowings and borrowings under the credit facility. Decreases in market interest rates would generally cause an increase in the fair value of the senior notes and a decrease in interest expense associated with short-term borrowings and borrowings under the credit facility. We had no short-term borrowings outstanding as of December 31, 2005. On January 13, 2006, we issued $200 million in principal amount of 5.6% fixed rate senior notes due 2011. Proceeds from the new senior notes were used to pay down our $200 million in 7.5% senior notes which matured on January 18, 2006.

On March 12, 2002, our $200.0 million 7.5% fixed rate senior notes maturing in January 2006 (the “Notes”) were effectively converted to variable rate debt by entering into an interest rate swap agreement whereby we agreed with another party to exchange, at specified intervals, the difference between the fixed-rate and various floating-rate interest amounts, calculated using a notional amount of $200.0 million. The difference in the floating-rate interest paid and the 7.5% fixed-rate interest received is recorded as an adjustment to interest expense during the period that the related debt is outstanding. As of December 31, 2005, the floating rate being paid was 6.84%. The average floating rate paid on the interest rate swap for the year ended December 31, 2005 was 5.83%. The change in the fair value of the interest rate swap is recorded on the consolidated balance sheet by adjusting the carrying amounts of the Notes by an offsetting amount for the swap.

Under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) we account for the interest rate swap as a fair value hedge of the Notes. This interest rate swap is considered 100% effective in hedging the changes in the fair value of the Notes arising from changes in interest rates, and accordingly, there has been no impact on earnings resulting from any ineffectiveness associated with this transaction. As of December 31, 2004, the Company recorded an increase to other assets of $3.4 million to reflect the fair value of the interest rate swap and an increase to long-term debt of $3.4 million to reflect the fair value of the Notes. No fair value adjustment was necessary for the swap at the end of 2005.

During 2005, the Company entered into two forward starting interest rate swap agreements that had five year fixed swap rates of 4.57% and 4.84%, respectively, on notional amounts of $100 million for each swap. The swaps were put in place to hedge against changes in forecasted interest payments attributable to changes in the LIBOR swap rate between the time we entered into the swap agreement and the time we anticipated refinancing the Notes in January 2006. We assessed the effectiveness of the swaps as hedges at their inception and at December 31, 2005, and we consider these swaps to be completely effective cash flow hedges under SFAS 133. As of December 31, 2005, net unrealized gains attributed to the forward swap cash flow hedges were approximately $1.6 million and were included as a component of other comprehensive income.

On January 10, 2006, the Company terminated these forward interest rate swap agreements upon the completion of its new offering in January 2006 of $200 million in principal amount 5.60% senior notes due January 2011. In connection with the termination of the swap agreements, the Company received a net cash settlement of $1.1 million. The Company’s gain on this transaction will be deferred in accumulated other comprehensive income and will be amortized into earnings as a decrease to interest expense over the five year term of the new notes.

Available for Sale Investments Sensitivity

We maintain an investment portfolio of various holdings, types and maturities. Our portfolio is diversified and consists primarily of investment grade debt securities and equity mutual funds. A substantial portion of investments are classified as available-for-sale investments. At any time, a sharp increase in interest rates or a sharp decline in the United States stock market could have a material adverse impact on the fair value of our investment portfolio. If a decline in fair value is determined to be other than temporary by management, the cost basis of the individual security or mutual fund is written down to fair value. Conversely, declines in interest rates or a significant rise in the United States stock market could have a material positive impact on our investment portfolio. However, unrealized gains are not recognized on available-for-sale securities until they are sold. We do not currently hedge these exposures.

Securities Price Sensitivity

Our revenues are dependent on the underlying assets under management in the Funds to which investment advisory services are provided. The Funds include portfolios of investments comprised of various combinations of equity, bond and other types of securities. Fluctuations in the value of these securities are common and are generated by numerous factors, including, without limitation, market volatility, the overall economy, inflation, changes in investor strategies, availability of alternative investment vehicles, government regulations and others. Accordingly, declines in any one or a combination of these factors, or other factors not separately identified, may reduce the value of investment securities and, in turn, the underlying assets under management on which our revenues are earned. These declines have an impact in our investment sales, thereby compounding the impact on our earnings.

ITEM 8.                Financial Statements and Supplementary Data

Reference is made to the Consolidated Financial Statements referred to in the Index on page 54 setting forth our consolidated financial statements, together with the report of KPMG LLP dated February 28, 2006 on page 56.

ITEM 9.                Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No disagreements with accountants on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure have occurred within our two most recent fiscal years.

ITEM 9A.        Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures.   The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report, have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)          Management’s Report on Internal Control Over Financial Reporting.   Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the framework in “Internal Control-Integrated Framework,” management concluded that, as of December 31, 2005, we did not have any material weaknesses in our internal control over financial reporting and our internal control over financial reporting was effective. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which appears on page 55 of this Form 10-K.

(c)           Changes in Internal Control over Financial Reporting.   The Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.       Other Information.

None.

PART III

ITEM 10.         Directors and Executive Officers of the Registrant

Information required by this Item 10. is incorporated herein by reference to our definitive proxy statement for our 2006 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 11.         Executive Compensation

Information required by this Item 11. is incorporated herein by reference to our definitive proxy statement for our 2006 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item 12. is incorporated herein by reference to our definitive proxy statement for our 2006 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 13.         Certain Relationships and Related Transactions

Information required by this Item 13. is incorporated herein by reference to our definitive proxy statement for our 2006 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 14.         Principal Accounting Fees and Services

Information required by this Item 14. is incorporated herein by reference to our definitive proxy statement for our 2006 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

PART IV

ITEM 15.         Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements.
Reference is made to the Index to Consolidated Financial Statements on page 54 for a list of all financial statements filed as part of this Report.
(a)(2)	Financial Statement Schedules.
None.
(b)	Exhibits.
Reference is made to the Index to Exhibits beginning on page 90 for a list of all exhibits filed as part of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Overland Park, State of Kansas, on March 1, 2006.

WADDELL & REED FINANCIAL, INC.
By:	/s/ HENRY J. HERRMANN
Henry J. Herrmann
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date
/s/ HENRY J. HERRMANN	Chief Executive Officer and Director	March 1, 2006
Henry J. Herrmann	(Principal Executive Officer)
/s/ DANIEL P. CONNEALY	Senior Vice President and Chief Financial Officer	March 1, 2006
Daniel P. Connealy	(Principal Financial Officer)
/s/ MARK A. SCHIEBER	Vice President and Controller	March 1, 2006
Mark A. Schieber	(Principal Accounting Officer)
/s/ ALAN W. KOSLOFF	Chairman of the Board and Director	March 1, 2006
Alan W. Kosloff
/s/ DENNIS E. LOGUE	Director	March 1, 2006
Dennis E. Logue
/s/ JAMES M. RAINES	Director	March 1, 2006
James M. Raines
/s/ RONALD C. REIMER	Director	March 1, 2006
Ronald C. Reimer
/s/ WILLIAM L. ROGERS	Director	March 1, 2006
William L. Rogers
/s/ JERRY W. WALTON	Director	March 1, 2006
Jerry W. Walton

WADDELL & REED FINANCIAL, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Waddell & Reed Financial, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Waddell & Reed Financial, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Waddell & Reed Financial Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Waddell & Reed Financial, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Waddell & Reed Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Waddell & Reed Financial, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated February 28, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Kansas City, Missouri
February 28, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Waddell & Reed Financial, Inc.:

We have audited the accompanying consolidated balance sheets of Waddell & Reed Financial, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Waddell & Reed Financial, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Waddell & Reed Financial, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Kansas City, Missouri
February 28, 2006

WADDELL & REED FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004

	2005	2004
	(in thousands)
Assets:
Cash and cash equivalents	$162,775	83,900
Investment securities	51,701	125,275
Receivables:
Funds and separate accounts	33,405	24,751
Customers and other	43,261	38,651
Deferred income taxes	1,978	24
Prepaid expenses and other current assets	6,602	6,469
Total current assets	299,722	279,070
Property and equipment, net	52,963	54,429
Deferred sales commissions, net	15,899	15,029
Goodwill (net of accumulated amortization of $38,644)	195,309	195,309
Intangible assets	54,999	54,984
Other assets	13,379	21,086
Total assets	$632,271	619,907
Liabilities:
Accounts payable	$60,930	56,744
Accrued sales force compensation	18,412	13,035
Accrued other compensation	14,536	10,767
Short-term notes payable	1,746	35,000
Income taxes payable	11,975	8,210
Other current liabilities	49,185	38,761
Total current liabilities	156,784	162,517
Long-term debt	198,230	202,899
Accrued pension and post-retirement costs	8,303	15,899
Deferred income taxes	15,707	13,438
Other	5,873	6,277
Total liabilities	384,897	401,030
Stockholders’ equity:
Common stock—$0.01 par value: 250,000 shares authorized; 99,701 shares issued; 83,804 shares outstanding (82,798 in 2004)	997	997
Additional paid-in capital	232,789	236,313
Retained earnings	393,043	383,155
Deferred compensation	(37,474)	(31,400)
Cost of 15,897 shares in treasury (16,903 in 2004)	(343,100)	(365,892)
Accumulated other comprehensive income (loss)	1,119	(4,296)
Total stockholders’ equity	247,374	218,877
Total liabilities and stockholders’ equity	$632,271	619,907

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2005, 2004 and 2003

		2005	2004	2003
		(in thousands, except per share data)
	Revenues:
	Investment management fees	$267,681	240,282	203,918
	Underwriting and distribution fees	272,590	252,883	231,662
	Shareholder service fees	81,809	76,522	70,678
	Total	622,080	569,687	506,258
	Operating expenses:
	Underwriting and distribution	303,337	268,799	239,299
	Compensation and related costs	81,887	72,763	68,515
	Equity compensation	17,786	10,336	31,682
	General and administrative	87,029	38,357	69,862
	Sub-advisory fees	18,218	6,983	1,012
	Depreciation	10,275	9,090	7,191
	Total	518,532	406,328	417,561
	Operating income	103,548	163,359	88,697
	Investment and other income	6,680	5,575	5,996
	Interest expense	(14,278)	(10,724)	(9,759)
	Income before provision for income taxes	95,950	158,210	84,934
	Provision for income taxes	35,829	56,045	30,669
	Net income	$60,121	102,165	54,265
	Net income per share:
	Basic	$0.74	$1.27	$0.67
	Diluted	$0.73	$1.25	$0.66
Weighted average shares outstanding	—basic	80,908	80,613	81,275
	—diluted	82,045	81,924	82,590
	Dividends declared per common share	$0.60	0.60	0.57

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended December 31, 2005, 2004 and 2003
(in thousands)

							Accumulated
			Additional				other	Total
	Common Stock		Paid-in	Retained	Deferred	Treasury	comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	compensation	stock	gain (loss)	equity
Balance at December 31, 2002	99,701	$997	$243,277	$322,857	$(7,045)	$(407,384)	$(3,397)	$149,305
Net income	—	—	—	54,265	—	—	—	54,265
Recognition of equity compensation	—	—	(5,547)	—	4,295	33,156	—	31,904
Issuance of restricted stock	—	—	(4,175)	—	(12,620)	16,795	—	—
Dividends accrued	—	—	—	(46,561)	—	—	—	(46,561)
Exercise of stock options	—	—	(5,774)	—	—	20,720	—	14,946
Tax benefit from equity awards	—	—	7,563	—	—	—	—	7,563
Other stock transactions	—	—	—	—	—	(11,961)	—	(11,961)
Treasury stock repurchases	—	—	—	—	—	(30,938)	—	(30,938)
Unrealized gain on available for sale investment securities	—	—	—	—	—	—	6,038	6,038
Reclassification for amounts included in net income	—	—	—	—	—	—	(2,594)	(2,594)
Minimum pension liability adjustment	—	—	—	—	—	—	3,438	3,438
Balance at December 31, 2003	99,701	997	235,344	330,561	(15,370)	(379,612)	3,485	175,405
Net income	—	—	—	102,165	—	—	—	102,165
Recognition of equity compensation	—	—	(15)	—	10,470	(77)	—	10,378
Issuance of restricted stock and other	—	—	2,129	—	(26,500)	24,371	—	—
Dividends accrued	—	—	—	(49,571)	—	—	—	(49,571)
Exercise of stock options	—	—	(4,022)	—	—	13,967	—	9,945
Tax benefit from equity awards	—	—	2,877	—	—	—	—	2,877
Other stock transactions	—	—	—	—	—	(970)	—	(970)
Treasury stock repurchases	—	—	—	—	—	(23,571)	—	(23,571)
Unrealized gain on available for sale investment securities	—	—	—	—	—	—	2,300	2,300
Reclassification for amounts included in net income	—	—	—	—	—	—	(1,226)	(1,226)
Minimum pension liability adjustment	—	—	—	—	—	—	(8,855)	(8,855)
Balance at December 31, 2004	99,701	997	236,313	383,155	(31,400)	(365,892)	(4,296)	218,877
Net income	—	—	—	60,121	—	—	—	60,121
Recognition of equity compensation	—	—	1,811	—	16,115		—	17,926
Issuance of restricted shares and other	—	—	(5,466)	—	(22,189)	27,655	—	—
Dividends accrued	—	—	—	(50,233)	—	—	—	(50,233)
Exercise of stock options	—	—	(1,542)	—	—	3,602	—	2,060
Tax benefit from equity awards	—	—	1,673	—	—	—	—	1,673
Other stock transactions	—	—	—	—	—	(2,468)	—	(2,468)
Treasury stock repurchases	—	—	—	—	—	(5,997)	—	(5,997)
Unrealized gain on available for sale investment securities	—	—	—	—	—	—	1,344	1,344
Reclassification for amounts included in net income	—	—	—	—	—	—	(648)	(648)
Change in fair value of derivatives	—	—	—	—	—	—	1,010	1,010
Minimum pension liability adjustment	—	—	—	—	—	—	3,709	3,709
Balance at December 31, 2005	99,701	$997	$232,789	$393,043	$(37,474)	$(343,100)	$1,119	$247,374

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(in thousands)
Net income	$60,121	102,165	54,265
Other comprehensive income:
Investments:
Net unrealized appreciation of investments during the period, net of income taxes of $789, $1,250, and $3,720	1,344	2,300	6,038
Reclassification adjustment for amounts included in net income, net of income taxes of $(381), $(720), and $(1,591)	(648)	(1,226)	(2,594)
Derivatives:
Net unrealized loss on derivatives during the period, net of income taxes of $593, $0 and $0	1,010	—	—
Minimum pension liability:
Minimum pension liability, net of income taxes of $2,179, $(5,201), and $2,107	3,709	(8,855)	3,438
Comprehensive income	$65,536	94,384	61,147

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(in thousands)
Cash flows from operating activities:
Net income	$60,121	102,165	54,265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,497	10,618	8,744
Gain on investments	(1,029)	—	(4,185)
Recognition of stock based compensation	17,786	10,336	31,581
Loss on sale and retirement of property and equipment	175	228	510
Capital gains and dividends reinvested	(784)	(865)	(269)
Net purchases and sales of trading securities	1,791	(426)	—
Deferred income taxes	(2,866)	9,465	3,405
Gains on trading securities	(586)	(2,356)	—
Changes in assets and liabilities:
Receivables from funds and separate accounts	(8,654)	(2,024)	(10,101)
Other receivables	(5,225)	(7,797)	(3,108)
Other assets	2,878	9,065	(12,694)
Accounts payable	4,186	2,409	5,139
Other liabilities	24,932	(16,133)	24,801
Net cash provided by operating activities	104,222	114,685	98,088
Cash flows from investing activities:
Purchases of investment securities	(600)	(1,124)	(5,591)
Proceeds from sales of investment securities	9,096	—	14,676
Proceeds from maturities of investment securities	9,275	17,663	2,482
Additions to property and equipment	(8,984)	(8,255)	(13,870)
Acquisitions of managed assets	(15)	(231)	(34,337)
Appeal bond deposits	57,368	(56,250)	62,500
Net cash provided by (used in) investing activities	66,140	(48,197)	25,860
Cash flows from financing activities:
Net short-term borrowings (repayments)	(35,000)	10,000	(33,000)
Cash dividends	(50,082)	(49,458)	(44,947)
Purchase of treasury stock	(5,997)	(23,571)	(30,938)
Exercise of stock options	2,060	9,945	14,946
Other stock transactions	(2,468)	(970)	(11,961)
Net cash used in financing activities	(91,487)	(54,054)	(105,900)
Net increase in cash and cash equivalents	78,875	12,434	18,048
Cash and cash equivalents at beginning of year	83,900	71,466	53,418
Cash and cash equivalents at end of year	$162,775	83,900	71,466
Cash paid for:
Income taxes (net)	$33,234	48,550	9,411
Interest	$12,752	9,202	8,188

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004, and 2003

1.   Description of Business

Waddell & Reed Financial, Inc. and subsidiaries (hereinafter referred to as the “Company,” “we,” “our” and “us”) derive revenues primarily from investment management, investment product underwriting and distribution, and shareholder services administration provided to the Waddell & Reed Advisors Group of Mutual Funds (the “Advisors Funds”), W&R Target Funds, Inc. (the “Target Funds”), Ivy Funds, Inc. and the Ivy Funds portfolios (collectively, the “Ivy Funds”), and Waddell & Reed InvestEd Portfolios, Inc. (“InvestEd”) (collectively, the “Funds”), and institutional and separately managed accounts. The Funds and the institutional and separately managed accounts operate under various rules and regulations set forth by the United States Securities and Exchange Commission (the “SEC”). Services to the Funds are provided under investment management agreements that set forth the fees to be charged for these services. The majority of these agreements are subject to annual review and approval by each Fund’s board of directors/trustees and shareholders. Our revenues are largely dependent on the total value and composition of assets under management, which include mainly domestic equity securities, but also include debt securities and international equities. Accordingly, fluctuations in financial markets and composition of assets under management impact revenues and results of operations.

2.   Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Amounts in the accompanying financial statements and notes are rounded to the nearest thousand unless otherwise stated. Certain amounts in the prior years’ financial statements have been reclassified for consistent presentation.

Use of Estimates

GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the consolidated financial statements and accompanying notes, and related disclosures of commitments and contingencies. Estimates are used for, but are not limited to, depreciation and amortization, taxes, valuation of assets, pension and postretirement obligations, and contingencies. It is the Company’s policy to record legal costs expected to be incurred in connection with a loss contingency net of insurance recoveries. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and short-term investments. We consider all highly liquid investments with original or remaining maturities of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents at December 31, 2005 and 2004 include amounts of $26.1 million and $22.6 million, respectively, for the benefit of customers segregated in compliance with federal and other regulations. Substantially all cash balances are in excess of federal deposit insurance limits.

WADDELL & REED FINANCIAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004, and 2003

2.   Summary of Significant Accounting Policies (Continued)

Disclosures About Fair Value of Financial Instruments

Fair value for certain of our financial instruments, including cash and cash equivalents, short-term investments, receivables, payables and long-term debt approximates carrying value. Fair values for investment securities are based on quoted market prices, where available. Otherwise, fair values are based on quoted market prices of comparable instruments.

Investment Securities and Investments in Affiliated Mutual Funds

Our investments are comprised of United States, state and government obligations, corporate debt securities and investments in affiliated mutual funds. Investments are classified as available-for-sale or trading. Unrealized holding gains and losses on securities available-for-sale, net of related tax effects, are excluded from earnings until realized and are reported as a separate component of comprehensive income. For trading securities, unrealized holding gains and losses, net of related tax effects, are included in earnings. Realized gains and losses are computed using the specific identification method for investment securities, other than mutual funds. For mutual funds, realized gains and losses are computed using the average cost method.

Our available-for-sale investments are reviewed and adjusted for other than temporary declines in value. When a decline in fair value of an available for sale investment is determined to be other than temporary, the unrealized loss recorded net of tax in other comprehensive income is realized as a charge to net income and a new cost basis is established for financial reporting purposes.

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

Software Developed for Internal Use

Certain internal costs incurred in connection with developing or obtaining software for internal use are capitalized in accordance with the American Institute of Certified Public Accountants’ Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The costs of designing and implementing software are expensed as incurred. Internal costs capitalized are included in “Property and equipment, net” on the consolidated balance sheets, and were $14.2 million, $11.7 million and $8.9 million, as of December 31, 2005, 2004 and 2003, respectively. Amortization begins when the software project is complete and ready for its intended use and continues over the estimated useful life, generally five to ten years.

WADDELL & REED FINANCIAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004, and 2003

2.   Summary of Significant Accounting Policies (Continued)

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of the Company’s investment in the net assets of acquired companies over the fair value of the underlying identifiable net assets at the dates of acquisition. Goodwill is not amortized, but is tested at least annually for impairment.

Identifiable intangible assets with indefinite useful lives are not amortized. Indefinite life intangible assets represent advisory and sub-advisory management contracts for managed assets obtained in acquisitions. We consider these contracts to be indefinite lived intangible assets as they are expected to be renewed without significant cost or modification of terms. We complete an ongoing review of the recoverability of intangible assets on an annual basis or more frequently whenever events occur or circumstances change which would more likely than not reduce their fair value.

Factors that are considered important in determining whether an impairment of goodwill or intangible assets might exist include significant continued underperformance compared to peers, the likelihood of termination or non-renewal of a mutual fund advisory or sub-advisory contract or substantial changes in revenues earned from such contracts, significant changes in our business and products, material and ongoing negative industry or economic trends, or other factors specific to each asset or subsidiary being evaluated. Because of the significance of goodwill and other intangible assets to our consolidated balance sheet, any changes in key assumptions about our business or prospects, or changes in market conditions or other externalities, could result in an impairment charge and such a charge could have a material effect on our financial condition and results of operations. It was determined that no impairment existed during our evaluation of goodwill and intangible assets during 2005.

Deferred Sales Commissions

We defer certain costs, principally sales commissions and related compensation, which are paid to financial advisors and broker/dealers in connection with the sale of certain mutual fund shares sold without a front-end load sales charge. The costs incurred at the time of the sale of Class B shares are deferred and then amortized on a straight-line basis over the life of the shareholders’ investments, not to exceed five years. The costs incurred at the time of the sale of Class C shares are deferred and amortized on a straight-line basis, not to exceed 12 months. We recover such costs through Rule 12b-1 distribution fees, which are paid by the Class B and Class C shares of the Advisors Funds, Ivy Funds and InvestEd, along with CDSC’s paid by shareholders who redeem their shares prior to completion of the required holding period (six years for a Class B share and 12 months for a Class C share). Should we lose our ability to recover such sales commissions through distribution fees and CDSC’s, the value of these assets would immediately decline, as would future cash flows. We periodically review the recoverability of the deferred sales commission assets as events or changes in circumstances indicate that their carrying amount may not be recoverable and adjust them accordingly.

Revenue Recognition

We recognize investment management fees as earned over the period in which services are rendered. We charge the Funds daily based upon average daily net assets under management in accordance with investment management agreements between the Funds and the Company. In general, the majority of

WADDELL & REED FINANCIAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004, and 2003

2.   Summary of Significant Accounting Policies (Continued)

investment management fees earned from institutional and separate accounts are charged quarterly based upon an average of net assets under management at the end of the months within the quarter in accordance with such agreements.

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

Rule 12b-1 distribution revenues and associated expenses are reported on a gross basis as “Underwriting and distribution fees” and “Underwriting and distribution expenses” in the Consolidated Statements of Operations.

We also recognize certain distribution revenues monthly on certain types of investment products, primarily variable annuity products, generally calculated based upon average daily net assets under management.

Change in Method of Recognition of Rule 12b-1 Service Fee Revenues and Expenses

We collect Rule 12b-1 service and distribution fees pursuant to sales and servicing plan agreements (compensatory and/or reimbursement) with the mutual funds, primarily from the Advisors Funds Class A reimbursement plan. This plan allows for reimbursement to us of certain Rule 12b-1 eligible expenses, not to exceed a maximum of 25 basis points of average daily net assets under management. Rule 12b-1 service and distribution fees are collected for costs related to the servicing and distribution of mutual fund shares such as sales commissions paid to financial advisors, advertising, sales brochures and costs for providing ongoing services to mutual fund shareholders. Effective as of the second quarter of 2005, we changed our method of reporting Rule 12b-1 service fee revenue to the gross basis of presentation. Previously, we used the net basis of presentation, whereby such service fee revenue was recorded as an offset against related underwriting and distribution expenses and presented as a reduction of expenses in “Underwriting and distribution expenses.” We believe that with this change, our presentation reflects the predominant industry practice for reporting Rule 12b-1 service fee revenues and expenses. The revised presentation had no effect on gross margin dollars, net income, cash flows, working capital or stockholders’ equity amounts previously reported, and will not affect such amounts in future periods.

Advertising and Promotion

We expense all advertising and promotion costs as incurred. Advertising expense was $3.5 million, $2.6 million and $3.0 million, for the years ended December 31, 2005, 2004 and 2003, respectively.

Stock-Based Compensation

The Company uses the intrinsic value method as described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), to measure employee stock-based compensation. Under this method, compensation expense is measured as the difference between the current value

WADDELL & REED FINANCIAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004, and 2003

2.   Summary of Significant Accounting Policies (Continued)

of the shares involved and the price the employee is required to pay on grant date, if any. Compensation expense is generally measured on the date the awards are granted and recognized over the vesting period, which approximates the anticipated service period. At December 31, 2005, the Company had three stock-based compensation plans, which are described more fully in Note 13. Had compensation cost for the Company’s stock-based compensation plans been determined using the fair value method as described in SFAS No. 123, the Company’s net income and earnings per share for the years ended December 31, 2005, 2004 and 2003 would have been reduced to the following pro forma amounts:

	2005	2004	2003
	(in thousands, except per share data)
Net income
As reported	$60,121	102,165	54,265
Add: Stock-based employee compensation included in reported net income, net of related tax effect	1,137	—	17,204
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(1,558)	(2,023)	(26,347)
Pro forma net income	$59,700	100,142	45,122
Basic earnings per share
As reported	$0.74	1.27	$0.67
Pro forma	0.74	1.24	0.56
Diluted earnings per share
As reported	0.73	1.25	0.66
Pro forma	0.73	1.22	0.55

The weighted-average fair value of each stock option included in the preceding pro forma amounts was estimated using a Black-Scholes option pricing model and is amortized over the vesting period of the underlying options. See Note 13. for assumptions as to dividend yield, volatility, risk-free interest rate and the expected life of options used in determining fair value.

Pro forma results for the year ended December 31, 2003 include an after-tax charge of $17.2 million related to the first quarter 2003 stock option tender offer. Because of significantly higher Black-Scholes valuations for tendered options at their grant date compared to their valuation at the time of the first quarter 2003 tender offer, the actual charge to earnings for the exchange of options for restricted shares was less than the remaining unamortized pro forma SFAS 123 expense for these options. Therefore, pro forma net income for the year ended December 31, 2003 included a $4.6 million, net of tax, write-off of unamortized pro forma SFAS 123 expense related to options cancelled in the stock option tender offer.

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

WADDELL & REED FINANCIAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004, and 2003

2.   Summary of Significant Accounting Policies (Continued)

and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

Derivatives and Hedging Activities

All derivative instruments are recorded on the balance sheet at fair value. The Company uses interest rate swaps to manage risks associated with interest rate volatility. All hedging instruments are designated and effective as hedges, in accordance with GAAP. If the underlying hedged transaction ceases to exist, all changes in fair value of the related derivatives that have not been settled are recognized in current earnings. Instruments that do not qualify for hedge accounting are marked to market with changes recognized in current earnings. The Company does not hold or issue derivative financial instruments for trading purposes and is not a party to leveraged derivatives.

3.   Accounting Developments

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment, (revised 2004)” (“SFAS 123R”). SFAS 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, normally the vesting period. This revised statement allows entities to restate previously issued financial statements or adopt the provisions on a prospective basis. If restatement is chosen, the expense shown for prior periods will be the same amounts previously calculated and reported in the pro forma disclosures that had been required by Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation,” (“SFAS 123”). The provisions of SFAS 123R are effective for our 2006 fiscal year beginning January 1, 2006.

On March 30, 2005, the SEC released Staff Accounting Bulletin No. 107, “Share Based Payments,” (“SAB 107”), which expresses the staff’s views regarding the application of SFAS 123R. The impact of SAB 107 and adoption of SFAS 123R cannot be accurately estimated at this time, as it is dependent on the amount of share based awards in future periods. However, had the Company adopted SFAS 123R and implemented SAB 107 in a prior period, the impact would approximate the pro forma impact to net income and earnings per share under SFAS 123’s fair value method of accounting for employee stock plans as described in the disclosure of pro forma net income and earnings per share in the notes to the consolidated financial statements. SFAS 123R also requires that tax benefits received in excess of amounts attributable to compensation cost recognized in the financial statements be reclassified from an operating cash flow to a financing cash flow in the Consolidated Statement of Cash Flows. This change in classification will reduce net operating cash flows and increase net financing cash flows in the periods after adoption.

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which establishes retrospective application as the required method for reporting a change in accounting principle, unless impracticable, in the absence of explicit transition requirements specific to the newly adopted accounting principle. The statement provides guidance for determining whether retrospective application of a change in accounting principle is impracticable. The statement also addresses the

WADDELL & REED FINANCIAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004, and 2003

3.   Accounting Developments (Continued)

reporting of a correction of error by restating previously issued financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect adoption of this statement to have a material impact on our financial condition or results of operations.

4.   Investment Securities

Investment securities at December 31, 2005 and 2004 are as follows:

	Amortized	Unrealized	Unrealized
2005	cost	gains	(losses)	Fair value
	(in thousands)
United States government-backed mortgage securities	$198	16	—	214
Municipal bonds	12,477	157	(500)	12,134
Corporate bonds	810	—	(91)	719
Affiliated mutual funds	21,169	8,764	(6)	29,927
Trading securities	8,707	—	—	8,707
	$43,361	8,937	(597)	51,701

	Amortized	Unrealized	Unrealized
2004	cost	gains	(losses)	Fair value
	(in thousands)
United States government-backed mortgage securities	$283	32	—	315
Certificates of deposit	56,753	—	—	56,753
Municipal bonds	17,942	107	(634)	17,415
Corporate bonds	5,298	20	(251)	5,067
Affiliated mutual funds	28,002	7,969	(7)	35,964
Trading securities	9,761	—	—	9,761
	$118,039	8,128	(892)	125,275

Effective June 30, 2004, the Company began matching mutual fund investment holdings to the funding obligations created by its deferred compensation plans. These plans allow employees to choose investment vehicles in which to invest their deferred compensation, primarily from Company sponsored mutual funds. Certain available-for-sale mutual fund holdings totaling $10.0 million were reclassified to trading securities. A gain of $1.9 million was recognized during 2004 as a result of this reclassification.

The Company’s $56.8 million investment in certificates of deposit during 2004 was used to fund an appeal bond tied to legal proceedings with Torchmark Corporation (“Torchmark”). This appeal bond was returned to the Company during 2005 after a settlement was reached in the Torchmark litigation. In addition, investment securities with a combined market value of $21.2 million at December 31, 2004 were restricted or pledged as collateral for performance of our obligations to a bank under a letter of credit pending the outcome of legal matters in a National Association of Securities Dealers (the “NASD”) arbitration case. On July 21, 2005, the bank was released of its obligation under the letter of credit agreement and the securities were released from their restriction.

WADDELL & REED FINANCIAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004, and 2003

4.   Investment Securities (Continued)

A summary of debt securities and mutual funds with market values below carrying values at December 31, 2005 is as follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair value	(losses)	Fair value	(losses)	Fair value	(losses)
	(in thousands)		(in thousands)		(in thousands)
Municipal bonds	$—	—	5,000	(500)	5,000	(500)
Corporate bonds	—	—	810	(91)	810	(91)
Mutual funds	671	(5)	33	(1)	704	(6)
Total temporarily impaired securities	$671	(5)	5,843	(592)	6,514	(597)

We assess the carrying value of investments in debt and equity securities each quarter to determine whether an other than temporary decline in market value exists. We consider factors affecting the issuer and the industry the issuer operates in, general market trends including interest rates, and our ability and intent to hold an investment until it has recovered. Consideration is given to the length of time an investment’s market value has been below carrying value and prospects for recovery to carrying value. As presented in the table above, we had one municipal security and one asset-backed security with market values below their carrying values at December 31, 2005. Based upon our assessment of theses bonds and our history of holding bonds until maturity, we determined that a write-down was not appropriate at this time.

Municipal and corporate bonds held as of December 31, 2005 mature as follows:

	Amortized cost	Fair value
	(in thousands)
Within one year	$—	—
After one year but within ten years	5,000	4,500
After ten years	8,287	8,353
	$13,287	12,853

Investment securities with fair value of $68.7 million, $7.3 million and $14.7 million were sold during 2005, 2004 and 2003, respectively. During 2005, $59.6 million of trading securities were sold, of which approximately $57.4 million were proceeds from the sale of certificates of deposit discussed above. A net gain of $1.0 million was recognized during 2005 from the sale of $9.1 million in available-for-sale securities. In 2004, all securities sales were from the trading portfolio. During 2003, we recognized net gains of $4.2 million on the sale of available-for-sale securities.

The aggregate carrying amount of our cost method investments, classified as other assets, at December 31, 2005 and December 31, 2004 was $3.6 million and $6.5 million, respectively. Our remaining investment consists of a limited partnership interest in a venture capital fund. During 2005, we sold our entire interest in another venture capital fund for approximately $2.0 million and recognized a gain on the transaction of $0.6 million.

WADDELL & REED FINANCIAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004, and 2003

4.   Investment Securities (Continued)

The fair value of our remaining cost method investment is not readily determinable; therefore, we evaluate this investment for impairment annually. Factors that we consider in our annual evaluation include earnings performance, business prospects of the partnership, a significant adverse change in the regulatory, economic and general market condition in which the partnership companies operate in, and factors that raise significant concerns about the ability of portfolio companies to continue as going concerns, such as negative cash flows from operations or noncompliance with statutory capital requirements. There were no impairment losses recognized related to our limited partnership interests during 2005.

5.   Acquisitions

Securian Strategic Alliance Agreement

On April 23, 2003, the Company entered into a Strategic Alliance Agreement with Securian Financial Group, Inc. (“Securian”), through which we agreed to become investment adviser of substantially all managed equity assets of Advantus Capital Management, Inc. (“Advantus”). Advantus is a subsidiary of Securian and is an affiliate of Minnesota Life Insurance Company. The strategic alliance also provided for Waddell & Reed to receive “Premier Strategic Partner” status in the Securian distribution system, including the Securian Financial Network (approximately 1,700 general agency registered representatives), Securian Financial Services (broker/dealers) and Securian Retirement Services (401(k)). This status provides the Ivy Funds and the Target equity funds the greatest focus among fund families that Securian and Advantus have identified as strategic partners.

In September of 2003, we paid $26.8 million (inclusive of acquisition costs) to purchase the rights to manage nine actively managed equity funds of the Advantus Series Funds, a mutual fund family used within variable insurance products. At the time of the purchase, the total amount of managed assets was $1.5 billion, of which $935 million was already being sub-advised by us. Upon obtaining the requisite shareholder approvals, these funds were subsequently merged into the Target Funds family, whose funds also are used for variable insurance products. As a result of this purchase, we recorded $26.8 million of indefinite life intangible assets.

In December of 2003, we paid $5.0 million (inclusive of acquisition costs) to purchase the rights to manage 11 actively managed retail funds of the Advantus Funds. At the time of the purchase, the total amount of managed assets was $631 million, of which $150 million was already being sub-advised by us. The assets acquired were subsequently merged into our Ivy Funds. As a result of this purchase, we recorded $5.0 million of indefinite life intangible assets. The purchase agreements for the equity funds and the retail funds contain provisions whereby the initial purchase price may be reduced based upon a calculation using certain levels of assets under management determinations made no later than 30 days after each of the first, second and third anniversaries of the closing date of each transaction. There has been no reduction to the purchase price following the second anniversary of the agreement.

Considering that the assets assigned to us as a result of the acquisition are contracts related to the management of mutual funds, which will continue to be offered under the Target and Ivy Funds families, and thus are not expected to be terminated in the foreseeable future, such intangible assets were determined to be non-amortizable under Statement of Financial Accounting Standards No. 142 “Goodwill and Intangible Assets”.

WADDELL & REED FINANCIAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004, and 2003

6.   Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of purchase price over the tangible assets and identifiable intangible assets of an acquired business. Gross goodwill was $234.0 million at December 31, 2005 and 2004. Accumulated amortization on goodwill was $38.6 million at December 31, 2005 and 2004. Our goodwill is not deductible for tax purposes.

The carrying value of identifiable intangible assets (all considered indefinite lived) at December 31, 2005 and 2004 are summarized as follows:

	2005	2004
	(in thousands)
Unamortized intangible assets:
Mutual fund management advisory contracts	$38,699	38,684
Mutual fund subadvisory management contracts	16,300	16,300
Total	$54,999	54,984

7.   Property and Equipment

A summary of property and equipment at December 31, 2005 and 2004 is as follows:

			Estimated
	2005	2004	useful lives
	(in thousands)
Leasehold improvements	$3,969	3,180	1 - 15 years
Furniture and fixtures	21,163	20,271	3 - 10 years
Equipment and machinery	21,160	20,829	3 - 20 years
Data processing equipment and computer software	49,263	43,428	3 - 10 years
Property and equipment, at cost	95,555	87,708
Accumulated depreciation	(42,592)	(33,279)
Property and equipment, net	$52,963	54,429

Depreciation expense was $10.3 million, $9.1 million and $7.2 million during the years ended December 31, 2005, 2004 and 2003, respectively.

8.   Indebtedness

On August 15, 2000, the Company filed a $400.0 million shelf registration, whereby proceeds received could be used for general corporate purposes, including the repayment of short-term debt outstanding. On January 18, 2001, the Company issued $200.0 million in principal amount 7.5% senior notes due in January 2006 (the “7.5% Notes”), resulting in net proceeds of approximately $197.6 million (net of discounts, commissions and expenses) to repay short-term debt outstanding and for general corporate purposes. Interest is payable semi-annually on January 18 and July 18 at a rate of 7.5% per annum.

WADDELL & REED FINANCIAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004, and 2003

8.   Indebtedness (Continued)

On March 12, 2002, the 7.5% Notes were effectively converted to variable rate debt by entering into an interest rate swap agreement whereby we agreed with another party to exchange, at specified intervals, the difference between the fixed-rate and various floating-rate interest amounts, calculated using a notional amount of $200.0 million. The difference in the floating-rate interest paid and the 7.5% fixed-rate interest received is recorded as an adjustment to interest expense during the period that the related debt is outstanding. The change in the fair value of the interest rate swap is recorded on the consolidated balance sheet by adjusting the carrying amounts of the 7.5% Notes by an offsetting amount for the swap.

Under Statement of Financial Accounting Standards No. 133 (“SFAS 133”) “Accounting for Derivative Instruments and Hedging Activities,” we account for the interest rate swap as a fair value hedge of the Notes. This interest rate swap is considered 100% effective in hedging the changes in the fair value of the 7.5% Notes arising from changes in interest rates, and accordingly, there has been no impact on earnings resulting from any ineffectiveness associated with this transaction. As of December 31, 2004, the Company recorded an increase to other assets of $3.4 million to reflect the fair value of the interest rate swap and an increase to long-term debt of $3.4 million to reflect the fair value of the 7.5% Notes. No fair value adjustment was necessary for the swap at the end of 2005, as the term of the swap expired on January 18, 2006.

During 2005, the Company entered into two forward starting interest rate swap agreements that had five year fixed swap rates of 4.57% and 4.84%, respectively, on notional amounts of $100 million for each swap. The swaps were put in place to hedge against changes in forecasted interest payments attributable to changes in the LIBOR swap rate between the time we entered into the swap agreement and the time we anticipated refinancing the 7.5% Notes in January 2006. We assessed the effectiveness of the swaps as hedges at their inception and at December 31, 2005, and we consider these swaps to be completely effective cash flow hedges under SFAS 133. As of December 31, 2005, net unrealized gains attributed to the forward swap cash flow hedges were approximately $1.6 million and were included as a component of other comprehensive income.

On January 13, 2006, the Company issued $200 million in principal amount 5.60% senior notes due 2011 (the “New Notes”) resulting in net proceeds of approximately $198.2 million (net of discounts, commissions and estimated expenses). The Company used the net proceeds, together with cash on hand, to repay the entire $200 million aggregate principal amount outstanding of its 7.5% Notes. Since the new financing took place before issuance of these consolidated financial statements, $198.2 million of short-term debt outstanding at December 31, 2005 was reclassified to long-term debt outstanding, representing the net proceeds from the New Notes. The New Notes represent senior unsecured obligations and are rated “Baa2” by Moody’s and “BBB” by Standard & Poor’s. Interest is payable semi-annually on January 15 and July 15 at a rate of 5.60% per annum. The Company may, at its option, call the New Notes at any time pursuant to a make whole redemption provision, which would compensate holders for any changes in interest rate levels of the notes upon early extinguishment. The Company currently has no intention to call the New Notes.

On January 10, 2006, the Company terminated the two 2005 forward interest rate swap agreements upon the closing of the New Notes. In connection with the termination of the swap agreements, the Company received a net cash settlement of $1.1 million. The Company’s gain on these transactions will be deferred in accumulated other comprehensive income and will be amortized into earnings as a reduction to interest expense over the five year term of the New Notes.

WADDELL & REED FINANCIAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004, and 2003

8.   Indebtedness (Continued)

The Company entered into a three-year revolving credit facility (the “Credit Facility”) with various lenders, effective October 7, 2005, which initially provides for borrowings of up to $200 million and replaced the Company’s previous 364-day revolving credit facility. At December 31, 2005, there were no borrowings outstanding under the Credit Facility. Borrowings under the Credit Facility bear interest at various rates including adjusted LIBOR or an alternate base rate plus, in each case, an incremental margin based on the Company’s credit rating. The Credit Facility also provides for a facility fee on the daily aggregate amount of commitment under the revolving facility (whether or not utilized). The facility fee is also based on the Company’s credit rating level. The most restrictive provisions of the credit agreement require the Company to maintain a consolidated leverage ratio not to exceed 3.0 to 1.0 for four consecutive quarters and a consolidated interest coverage ratio of not less than 4.0 to 1.0 for four consecutive quarters. The Company was in compliance with these covenants and similar covenants in prior facilities for all years presented.

The following is a summary of long-term debt at December 31, 2005 and 2004:

	2005	2004
	(in thousands)
Principal amount unsecured 7.5% senior notes due in 2006	$200,000	$200,000
Discount on unsecured 7.5% senior notes due in 2006	(24)	(482)
Fair value of interest rate swap on unsecured 7.5% senior notes due in 2006	—	3,381
Subtotal unsecured 7.5% senior notes due in 2006	199,976	202,899
Money market loans	—	35,000
Total indebtedness	199,976	237,899
Current maturities	(1,746)	(35,000)
Total long-term obligations	$198,230	$202,899

9.   Income Taxes

The provision for income taxes for the years ended December 31, 2005, 2004 and 2003 consists of the following:

	2005	2004	2003
	(in thousands)
Currently payable:
Federal	$35,362	43,702	25,898
State	3,333	2,878	1,366
	38,695	46,580	27,264
Deferred taxes	(2,866)	9,465	3,405
Income tax expense from operations	$35,829	56,045	30,669

WADDELL & REED FINANCIAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004, and 2003

9.   Income Taxes (Continued)

The tax effect of temporary differences that give rise to significant portions of deferred tax liabilities and deferred tax assets at December 31, 2005 and 2004 are as follows:

	2005	2004
	(in thousands)
Deferred tax liabilities:
Deferred selling costs	$(4,727)	(4,206)
Fixed assets	(12,310)	(12,816)
Benefit plans	(3,306)	(3,153)
Identifiable intangible assets	(8,490)	(8,490)
Prepaid expenses	(1,257)	—
Purchase of fund assets	(1,898)	(1,013)
Unrealized gains on derivatives	(593)	—
Unrealized gains on available for sale investment securities	(3,086)	(2,677)
Other	(202)	(386)
Total gross deferred liabilities	(35,869)	(32,741)
Deferred tax assets:
Minimum pension liability	3,022	5,201
Accrued expenses	7,452	5,637
Unvested restricted stock	7,724	4,157
Acquisition lease liability	1,926	2,306
Unrealized losses on investment securities	1,568	1,648
Other	448	378
Total gross deferred assets	22,140	19,327
Net deferred tax (liability)	$(13,729)	(13,414)

A valuation allowance for deferred tax assets was not necessary at December 31, 2005, 2004 or 2003. The following table reconciles the statutory federal income tax rate with our effective income tax rate for the years ended December 1, 2005, 2004 and 2003:

	2005	2004	2003
Statutory federal income tax rate	35.0%	35.0%	35.0
State income taxes, net of federal tax benefits	1.4	1.3	1.3
Favorable resolution of outstanding income tax matters	(2.4)	(0.2)	(1.1)
Nondeductible fines	0.8	(0.7)	1.2
Other items	2.5	—	(0.3)
Effective income tax rate	37.3%	35.4%	36.1

Our effective income tax rate was 37.3%, 35.4% and 36.1%, in 2005, 2004 and 2003, respectively. The effective tax rate in 2005 increased compared to 2004 principally due to non-deductible fines recorded during 2005. Other items for 2005 in the table above include additional provisions for federal and state tax exposures identified during 2005. The effective tax rate in 2004 was lower because of a change in the assessment of the deductibility of certain charges recorded during 2003, and to a lesser degree from the favorable resolution of tax liabilities with tax authorities.

WADDELL & REED FINANCIAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004, and 2003

10.   Pension Plan and Postretirement Benefits Other Than Pensions

We provide a non-contributory retirement plan that covers substantially all employees and certain vested employees of our former parent company (the “Pension Plan”). Benefits payable under the Pension Plan are based on employees’ years of service and compensation during the final ten years of employment. We also sponsor an unfunded defined benefit postretirement medical plan that covers substantially all employees, including Waddell & Reed and Legend advisors. The medical plan is contributory with retiree contributions adjusted annually. FASB Staff Position FAS 106-2, which relates to a prescription-drug subsidy allowed to qualifying employers under Medicare legislation enacted in 2003, will have little or no impact on the postretirement medical plan’s costs. The medical plan does not provide for post age 65 benefits with the exception of a small group of employees that were grandfathered when such plan was established.

A reconciliation of the funded status of the pension and medical plans and the assumptions related to the obligations at December 31, 2005, 2004 and 2003 follows:

				Other
	Pension Benefits			Postretirement Benefits
	2005	2004	2003	2005	2004	2003
	(in thousands)
Change in benefit obligation
Net benefit obligation at beginning of year	$82,829	71,376	62,266	5,441	5,509	4,738
Service cost	5,598	4,664	4,296	422	472	471
Interest cost	4,824	4,273	3,907	306	339	314
Plan amendments	—	—	3,545	—	—	—
Benefits and expenses paid	(6,604)	(2,542)	(2,142)	(144)	(75)	(328)
Actuarial (gain)/loss	(117)	5,058	(496)	(2,418)	(892)	224
Retiree contributions	—	—	—	108	88	90
Net benefit obligation at end of year	$86,530	82,829	71,376	3,715	5,441	5,509

WADDELL & REED FINANCIAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004, and 2003

10.   Pension Plan and Postretirement Benefits Other Than Pensions (Continued)

				Other
	Pension Benefits			Postretirement Benefits
	2005	2004	2003	2005	2004	2003
	(in thousands)
Change in plan assets
Fair value of plan assets at beginning of year	$68,629	64,087	44,090	—	—	—
Actual return on plan assets	5,420	2,084	7,963	—	—	—
Employer contributions (receipts)	7,000	5,000	14,176	36	(13)	238
Retiree contributions	—	—	—	108	88	90
Benefits paid	(6,604)	(2,542)	(2,142)	(144)	(75)	(328)
Fair value of plan assets at end of year	$74,445	68,629	64,087	—	—	—
Funded status at end of year	$(12,085)	(14,200)	(7,289)	(3,715)	(5,441)	(5,509)
Unrecognized transition obligation	67	73	78	—	—	—
Unrecognized prior service cost	4,585	5,020	5,456	258	281	305
Unrecognized net actuarial loss	19,333	21,096	13,346	(889)	1,618	2,680
Net asset (liability) recognized at end of year	$11,900	11,989	11,591	(4,346)	(3,542)	(2,524)

				Other
	Pension Benefits			Postretirement Benefits
	2005	2004	2003	2005	2004	2003
	(in thousands)
Amounts recognized in the statement of financial position
(Accrued)/prepaid benefit cost	$(920)	(7,160)	11,591	(4,346)	(3,542)	(2,524)
Intangible asset	4,652	5,093	—	—	—	—
Accumulated other comprehensive income	8,168	14,056	—	—	—	—
Net asset (liability) recognized at end of year	$11,900	11,989	11,591	(4,346)	(3,542)	(2,524)
Increase/(decrease) in minimum liability included in other comprehensive income	(5,888)	14,056	(5,545)	—	—	—
Weighted average assumptions used to determine benefit obligation at December 31:
Discount rate	5.75%	5.75%	6.25%	5.75%	5.75%	6.25%
Rate of compensation increase	3.86%	3.86%	3.86%	N/A	N/A	N/A

The accumulated benefit obligation for the Pension Plan was $75.4 million and $75.8 million at December 31, 2005 and 2004, respectively.

WADDELL & REED FINANCIAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004, and 2003

10.   Pension Plan and Postretirement Benefits Other Than Pensions (Continued)

Our Pension Plan asset allocation at December 31, 2005 and 2004 and our target allocation for 2006 are as follows:

		Percentage of Plan Assets
	Target Allocation	at December 31,
Plan assets by category	At January 1, 2006	2005	2004
Equity securities	70%	65%	58%
Debt securities	30%	35%	42%
Total	100%	100%	100%

The disclosure rate assumptions used to determine the postretirement obligations at December 31, 2004 and December 31, 2005 and the postretirement expenses in 2005 were based on the Mercer Bond Model. This model was designed by Mercer Human Resource Consulting to provide a means for plan sponsors to value the liabilities of their postretirement benefit plans. The Mercer Bond Model calculates the yield on a theoretical portfolio of high-grade corporate bonds (rated “Aa” or better) with cash flows that generally match our expected benefit payments. To the extent scheduled bond proceeds exceed the estimated benefit payments in a given period, the yield calculation assumes those excess proceeds are reinvested at the one-year forward rates implied by the Citigroup Pension Discount Curve. Prior to using the Mercer Bond Model, the discount rate assumptions for the postretirement expenses in 2003 and 2004 were based on investment yields available on “AA” rated long-term corporate bonds.

The primary investment objective is to maximize the growth of the Pension Plan assets to meet the projected obligations to the beneficiaries over a long period of time, and to do so in a manner that is consistent with the Company’s earnings strength and risk tolerance. Asset allocation policy is the most important decision in managing the assets and it is reviewed regularly. The asset allocation policy considers the Company’s financial strength and long-term asset class risk/return expectations since the obligations are long-term in nature. On an on-going basis, the target allocations for pension assets are approximately 70% for equity securities and 30% for debt securities. The assets are well diversified and are managed by our in-house investment professionals.

The 7.75% expected long-term rate of return on Pension Plan assets reflects management’s expectations of long-term average rates of return on funds invested to provide for benefits included in the projected benefit obligations. The expected return is based on the outlook for inflation, fixed income returns and equity returns, while also considering historical returns, asset allocation and investment strategy.

WADDELL & REED FINANCIAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004, and 2003

10.   Pension Plan and Postretirement Benefits Other Than Pensions (Continued)

The components of net periodic pension and other postretirement costs and the assumptions related to the costs consisted of the following for the years ended December 31, 2005, 2004 and 2003.

				Other
	Pension Benefits			Postretirement Benefits
	2005	2004	2003	2005	2004	2003
	(in thousands)
Components of net periodic benefit cost:
Service cost	$5,598	4,664	4,296	422	472	471
Interest cost	4,824	4,273	3,907	306	339	314
Expected return on plan assets	(5,208)	(5,199)	(4,064)	—	—	—
Actuarial loss amortization	1,434	424	397	88	171	143
Prior service cost amortization	436	435	436	23	23	23
Transition obligation amortization	5	5	5	—	—	—
Net periodic benefit cost	$7,089	4,602	4,977	839	1,005	951
Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	5.75%	6.25%	6.75%	5.75%	6.25%	6.75%
Expected return on plan assets	7.75%	8.25%	8.25%	N/A	N/A	N/A
Rate of compensation increase	3.86%	3.86%	3.86%	N/A	N/A	N/A

Cash contributions to (receipts from) the pension and other postretirement plans for the years 2005 and 2004 were as follows:

	Pension Benefits	Postretirement Benefits
	(in thousands)
Cash Contributions (receipts)
2005	$7,000	36
2004	5,000	(13)

We expect the following benefit payments to be paid which reflect future service, as appropriate:

	Pension Benefits	Postretirement Benefits
	(in thousands)
2006	$3,817	173
2007	4,010	195
2008	5,461	216
2009	5,477	238
2010	5,451	281
2011 through 2015	44,815	1,984
	$69,031	3,087

Our policy with respect to funding the Pension Plan is to fund at least the minimum required by the Employee Retirement Income Security Act of 1974, as amended, and not more than the maximum amount

WADDELL & REED FINANCIAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004, and 2003

10.   Pension Plan and Postretirement Benefits Other Than Pensions (Continued)

deductible for tax purposes. All contributions made to the Pension Plan for 2005 and 2004 were voluntary. We anticipate that the 2006 contribution will be made from cash generated from operations and will be in the range of $0.0 to $10.0 million.

We also sponsor the Waddell & Reed Financial, Inc. Supplemental Executive Retirement Plan, as amended and restated (the “SERP”), a non-qualified deferred compensation plan covering eligible employees. The SERP provides certain benefits for Company officers that the Pension Plan is prevented from providing because of compensation and benefit limits in the Internal Revenue Code.

The SERP was adopted to supplement the annual pension paid to certain senior executive officers. Each calendar year, the Compensation Committee of the Board of Directors (the “Compensation Committee”) credits participants’ SERP accounts with (i) an amount equal to 4% of the executive’s base salary, less the amount of the maximum employer matching contribution available under our 401(k) plan, and (ii) a non-formula award, as determined by the Compensation Committee in its discretion. Additionally, each calendar year, participants’ accounts are credited (or charged) with an amount equal to the performance of certain hypothetical or investment vehicles since the last preceding year. Upon a participant’s separation, or at such other time based on a pre-existing election by a participant, benefits accumulated under the SERP are payable in installments or in a lump sum. As of December 31, 2005 and 2004, the aggregate liability to participants was $3.1 and $5.2 million, respectively.

At December 31, 2005, the accrued pension and postretirement liability recorded on the balance sheet was comprised of accrued pension costs of $0.9 million, an accrued liability for SERP benefits of $3.1 million, and a liability for postretirement benefits in the amount of $4.3 million. At December 31, 2004, the accrued pension and postretirement liability recorded on the balance sheet was comprised of accrued pension costs of $7.2 million, an accrued liability for SERP benefits of $5.2 million, and a liability for postretirement benefits in the amount of $3.5 million. The 2003 pension plan amendment was due to a change in the mortality table used for valuing lump sum benefit payments.

All contributions to other postretirement medical benefits are voluntary, as the postretirement medical plan is not funded, and is not subject to any minimum regulatory funding requirements. The contributions for each year represent claims paid for medical expenses, and we anticipate making the 2006 expected contribution with cash generated from operations. Contributions by participants to the postretirement plan were $108 thousand and $88 thousand for the years ending December 31, 2005 and 2004, respectively.

For measurement purposes, the initial health care cost trend rate was 10% and 11% for 2005 and 2004, respectively. The health care cost trend rate scale decreases from 11% to 5% over the next six years to reflect anticipated increases in health care costs. The effect of a 1% annual increase in assumed cost trend rates would increase the December 31, 2005 accumulated postretirement benefit obligation by approximately $370 thousand, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2005 by approximately $96 thousand. The effect of a 1% annual decrease in assumed cost trend rates would decrease the December 31, 2005 accumulated postretirement benefit obligation by approximately $324 thousand, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2005 by approximately $82 thousand.

WADDELL & REED FINANCIAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004, and 2003

11.   Employee Savings Plan

We sponsor a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code to provide retirement benefits to substantially all of our employees following the completion of an eligibility period. As allowed under Section 401(k), the plan provides tax-deferred salary deductions for eligible employees. Our matching contributions to the plan for the years ended December 31, 2005, 2004 and 2003 were $3.1 million, $2.8 million and $2.7 million, respectively.

12.   Stockholders’ Equity

Earnings per Share

For the years ended December 31, 2005, 2004 and 2003 earnings per share were computed as follows:

	2005	2004	2003
	(in thousands, except per share amounts)
Net income	$60,121	102,165	54,265
Weighted average shares outstanding — basic	80,908	80,613	81,275
Dilutive potential shares from stock options and certain restricted stock awards	1,137	1,311	1,315
Weighted average shares outstanding — diluted	82,045	81,924	82,590
Earnings per share:
Basic	$0.74	1.27	0.67
Diluted	$0.73	1.25	0.66

Anti-dilutive Securities

Anti-dilutive potential common shares resulting from options to purchase shares of common stock that were excluded from the diluted earnings per share calculation were 2.81 million, 2.84 million and 2.87 million for the years ended December 31, 2005, 2004 and 2003, respectively. Anti-dilutive shares of unvested restricted stock in the approximate amount of 40,000, 5,000 and 119,000 shares for the years ended December 31, 2005, 2004 and 2003, respectively, were excluded from the diluted earnings per share calculation.

Dividends

On July 29, 2003, our Board of Directors increased the quarterly dividend rate on our Class A common stock from $.1326 per share to $.1500 per share. For the years ended December 31, 2005, 2004 and 2003, dividends paid to our stockholders were $50.1 million, $49.5 million and $44.9 million, respectively. As of December 31, 2005 and 2004, other current liabilities included $12.6 million and $12.4 million, respectively, for dividends payable to stockholders.

Common Stock Repurchases

The Board of Directors has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in our stock based compensation programs. Common shares repurchased on the open market for the years ended 2005, 2004 and 2003 were 292,600 shares, 960,400 shares and 1,310,200 shares, respectively.

WADDELL & REED FINANCIAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004, and 2003

13.   Stock Compensation Plans

The Company 1998 Stock Incentive Plan, as amended and restated, (the “SI Plan”) allows us to grant equity compensation awards, including, among other awards, non-qualified stock options and restricted stock as part of our overall compensation program to attract and retain key personnel and encourage a greater personal financial investment in the Company. A maximum of 30,000,000 shares of common stock are authorized for issuance under the SI Plan. The Company 1998 Executive Stock Award Plan, as amended and restated, (the “ESA Plan”) and the Company 1998 Non-Employee Director Stock Award Plan, as amended and restated (the “NED Plan”) (collectively with the SI Plan, the “Stock Plans”) also allow us to grant non-qualified stock options and/or restricted stock to promote the long-term growth of the Company. A maximum of 3,750,000 and 1,200,000 shares of common stock are authorized for issuance under the ESA Plan and NED Plan, respectively. In addition, we make incentive payments under the Company 2003 Executive Incentive Plan, as amended and restated (the “EIP”) in the form of cash, stock options, restricted stock or a combination thereof. Incentive awards paid under the EIP in the form of stock options or restricted stock are issued out of shares reserved for issuance under the SI and ESA Plans. Generally, shares of common stock covered by terminated, surrendered or canceled options, by forfeited restricted stock, or by the forfeiture of other awards that do not result in issuance of shares of common stock, are again available for awards under the plan from which they were terminated, surrendered, canceled or forfeited.

Under our Stock Plans, the exercise price of a stock option is equal to the market price of the stock on the date of grant. The maximum term of non-qualified options granted under the SI Plan is ten years and two days and the options generally vest in 33 1/3% increments on the second, third and fourth anniversaries of the grant date. The maximum term of non-qualified options granted under the ESA Plan and NED Plan is eleven years and the options generally vest 10% each year, beginning on the first anniversary of the grant date. Our Stock Plans include a Stock Option Restoration Program (“SORP”) feature that allows, on the first trading day of August, an employee to pay the exercise price on vested options by surrendering common stock of the Company that has been owned for at least six months. This feature also permits an employee exercising an option to be granted new options in an amount equal to the number of common shares used to satisfy both the exercise price and withholding taxes due upon exercise. New options are granted with a term to expiration equal to the remaining term of the original option and vest after six months. The SORP, which facilitates ownership of our common stock by management and key employees, results in a net issuance of shares of common stock and fewer stock options outstanding. We receive a current income tax benefit for exercises of stock options.

Restricted stock awards have no purchase price, and with the exception of those issued in the stock option tender described below, vest over four years in 33 1/3% increments on the second, third and fourth anniversaries of the grant date. Under the Stock Plans, unvested shares of restricted stock may be forfeited upon the termination of employment with the Company or service on the Board of Directors, dependent upon the circumstances of termination. Except for restrictions placed on the transferability of restricted stock, holders of restricted stock have full stockholders’ rights during the term of restriction, including voting rights and the rights to receive cash dividends. Restricted shares issued in the option tender were fully vested upon issuance, but remained subject to transfer restrictions that lapse in 33 1/3% increments annually beginning March 14, 2005.

WADDELL & REED FINANCIAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004, and 2003

13.   Stock Compensation Plans (Continued)

In fiscal 2005, 2004 and 2003, 1.2 million, 1.1 million and 0.7 million shares, respectively, were issued at a weighted average grant date fair values of $19.85, $24.95 and $19.27 per share, respectively. Because these shares are subject to vesting provisions, equity compensation expense is recorded straight-line over their vesting period of four years. For the years ended December 31, 2005, 2004 and 2003, we recorded equity compensation expense related to restricted stock totaling $15.9 million, $10.1 million and $4.2 million (excluding stock tender offer expense), respectively, primarily for the amortization of unvested restricted stock. It is anticipated that annual grants of restricted shares will continue in future years as we rely on restricted shares and cash compensation instead of stock options. As of December 31, 2005, a total of 2,686,569 shares of unvested restricted stock were outstanding.

Our stockholders have approved all of the Stock Plans and we have issued all equity compensation in accordance with the Stock Plans.

The weighted average fair value of options granted on the date of grant using the Black-Scholes option pricing model for 2005, 2004 and 2003 was as follows:

	2005	2004	2003
Dividend yield	3.10%	3.10%	2.40%
Risk-free interest rate	4.03%	2.05%	1.32%
Expected volatility	27.10%	21.79%	35.50%
Expected life (in years) (1)	2.24	1.00	1.00

(1)          Restoration options with vesting periods of six months were the only options granted for the periods presented above. The expected life for restoration options granted during 2005 increased compared to 2004 because the majority of the options granted were to the Company’s former chief executive officer, who will not be eligible to participate in future restorations.

A summary of stock option activity and related information for the years ended December 31, 2005, 2004 and 2003 follows:

	2005		2004		2003
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding, beginning of year	7,430,024	$21.70	8,156,036	$21.03	16,964,751	$24.77
Granted	—	—	—	—	—	—
Exercised	(166,679)	12.36	(645,884)	15.40	(972,356)	15.37
Granted in restoration	275,588	19.39	146,650	19.37	409,857	25.44
Exercised in restoration	(371,872)	12.56	(183,189)	14.08	(558,468)	16.21
Terminated/Canceled	(51,224)	26.49	(43,589)	15.58	(7,687,748)	30.52
Outstanding, end of year	7,115,837	$22.27	7,430,024	$21.70	8,156,036	$21.03
Exercisable, end of year	6,840,429	$22.38	6,577,312	$22.25	6,603,035	$20.99

WADDELL & REED FINANCIAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004, and 2003

13.   Stock Compensation Plans (Continued)

The weighted average fair value of options granted during the years ended December 31, 2005, 2004 and 2003 were $3.01, $1.54 and $3.39, respectively.

Following is a summary of options outstanding at December 31, 2005:

	Outstanding Options			Exercisable Options
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$ 5.95 to $9.99	90,566	1.02	$7.84	90,566	$7.84
$10.00 to $14.99	662,067	3.00	14.29	662,067	14.29
$15.00 to $19.99	3,553,643	3.21	17.18	3,278,235	16.99
$20.00 to $29.99	907,333	3.54	25.92	907,333	25.92
$30.00 to $34.19	1,902,228	3.34	33.49	1,902,228	33.49
	7,115,837	3.24	$22.27	6,840,429	$22.38

Accelerated Vesting of Options

On April 25, 2005, the Compensation Committee approved the accelerated vesting of all then outstanding unvested options to purchase 624,267 shares of Company common stock previously awarded to employees, financial advisors, officers and directors. Accelerated vesting of these options based on the belief that it was in the best interest of the stockholders to reduce future compensation expense that the Company would otherwise be required to report in its statement of operations upon adoption of SFAS 123R in the first quarter of 2006. Of these options, 447,497 were “in-the-money” options with an exercise price less than the then current market price of the Company’s common stock and a weighted average exercise price of $13.90 per share. In order to prevent unintended personal benefits to directors and executive officers, the Board of Directors imposed restrictions on any shares received through the exercise of accelerated options held by those individuals. These restrictions prevent the sale of any stock obtained through the exercise of an accelerated option prior to its original vesting date, other than the disposition of stock for the payment of the exercise price of the option and associated income taxes, if any.

Subsequent to the Compensation Committee’s decision to accelerate the vesting of outstanding options, the separation of employment of the Company’s former chief executive officer triggered the remeasurement of compensation cost. This remeasurement resulted in additional compensation cost of $1.4 million during the second quarter of 2005. It is anticipated that all other holders of accelerated “in-the-money” stock options will remain employed with the Company throughout their original vesting term for the options.

Stock Option Tender Offer

On February 12, 2003, the Company made a tender offer to exchange certain out-of-the-money stock options for an economically equivalent grant of restricted stock in an effort to reduce the total number of options outstanding, and improve our ability to retain key employees. Option values for various strike prices were determined using a Black-Scholes option pricing model. Option values were then divided by the Company’s share price on the date of the offer to determine an equivalent fraction of a restricted share

WADDELL & REED FINANCIAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004, and 2003

13.   Stock Compensation Plans (Continued)

to be issued for each option tendered. We issued a total of 1,540,713 shares of restricted stock in connection with the tender offer. Of the total number of shares of restricted stock issued, we repurchased 609,324 shares at a cost of approximately $10.7 million from participants to pay individual income tax liabilities. As a result, 931,389 net shares of restricted stock were issued. All shares of restricted stock issued pursuant to the tender offer were issued under the Company’s SI Plan and are fully vested, but remain subject to transfer restrictions.

14.   Uniform Net Capital Rule Requirements

Three of our subsidiaries, Waddell & Reed, Inc. (“W&R”), Legend Equities Corporation (“LEC”), and Ivy Funds Distributor, Inc. (“IFDI”) are registered broker/dealers and members of the NASD. Broker/dealers are subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15.0 to 1.0. The difference between net capital and stockholders’ equity is the non-allowable assets that are excluded from net capital. Net capital and aggregated indebtedness information for our broker/dealer subsidiaries is presented in the following table as of December 31, 2005 and 2004 (in thousands):

	2005			2004
	W&R	LEC	IFDI	W&R	LEC	IFDI
Net capital	$69,642	1,220	3,419	25,183	1,822	3,103
Required capital	6,107	162	241	4,481	164	119
Excess of required capital	$63,535	1,058	3,178	20,702	1,658	2,984
Ratio of aggregate indebtedness to net capital	1.32 to 1.0	1.99 to 1.0	1.06 to 1.0	2.67 to 1.0	1.35 to 1.0	0.57 to 1.0

15.   Rental Expense and Lease Commitments

We lease our home office buildings and certain sales and other office space under long-term operating leases. Rent expense was $18.0 million, $17.0 million and $17.8 million, for the years ended December 31, 2005, 2004 and 2003, respectively. Future minimum rental commitments under non-cancelable operating leases are as follows (in thousands):

2006	$17,468
2007	13,300
2008	10,157
2009	8,457
2010	6,859
Thereafter	23,221
$79,462

New leases are expected to be executed as existing leases expire. Thus, future minimum lease commitments are not expected to be less than those in 2005.

Total minimum future rental commitments have not been reduced by aggregate minimum sub-lease rentals of $8.3 million under operating leases due in the future under non-cancelable sub-leases.

WADDELL & REED FINANCIAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004, and 2003

16.   Related Party Transactions

We earn investment management fees from the Funds for which we also act as an investment adviser, pursuant to an investment management agreement with each Fund. In addition, we have agreements with the Funds pursuant to Rule 12b-1 under the Investment Company Act of 1940, as amended, (the “ICA”) pursuant to which distribution and service fees are collected from the Funds for distribution of mutual fund shares for costs such as advertising and commissions paid to broker/dealers and for providing ongoing services to shareholders of the Funds and/or maintaining shareholder accounts. We also earn service fee revenues by providing various services to the Funds and their shareholders pursuant to a shareholder servicing agreement with each Fund (except the Target Funds) and an accounting service agreement with each Fund. Certain of our officers and directors are also officers, directors and/or trustees for the various Funds for which we act as an investment adviser. These agreements are approved or renewed on an annual basis by each Fund’s board of directors/trustees, including a majority of the disinterested members. Accounts receivable include amounts due from the Funds for aforementioned services.

17.   Contingencies

The Company is involved from time to time in various legal proceedings, regulatory investigations and claims incident to the normal conduct of business. Our pending legal and regulatory actions include proceedings that are specific to us, and others generally applicable to business practices within the industries in which we operate. During the second quarter of 2005, we recorded a charge of $35.0 million related to settlements of outstanding litigation, including matters with the Enforcement Department of NASD Regulation and Torchmark as described below. Previously, during the third quarter of 2003, we recorded a charge of $32.0 million for estimated damages and legal costs for both the third quarter of 2003 and future legal costs in connection with litigation regarding United Investors Life Insurance Company, the NASD Enforcement Action and ongoing disputes with former sales personnel in our Advisors channel, including the Sawtelle Arbitration. The charges described above are included in general and administrative expenses. Other current liabilities include $15.5 million of the related charges at December 31, 2005. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and on the results of operations in a particular quarter or year.

SEC/New York Attorney General/Kansas Securities Commission

During the third and fourth quarters of 2003, the Company received a subpoena from the New York Attorney General’s office and requests for information from the SEC and Kansas Securities Commission with regard to their investigations of market-timing and late trading within the mutual fund industry. We are currently engaged in settlement discussions with these regulators in an attempt to resolve these matters. We have submitted a signed offer of settlement to the SEC, which provides for material monetary payments by us, as well as specified compliance and oversight procedures. As of the date hereof, it is uncertain whether this offer will be accepted by the SEC. In the opinion of management, the ultimate resolution and outcome of this matter is uncertain. The ultimate resolution of this matter (including acceptance of our settlement offer), or an adverse determination against us could have a material adverse impact on our financial position and results of operations. However, this possible impact is unknown and not reasonably determinable; therefore, no liability has been recorded in the consolidated financial statements.

WADDELL & REED FINANCIAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004, and 2003

17.   Contingencies (Continued)

Williams Excessive Fee Litigation

On March 22, 2004, three individuals who purchased shares of certain registered investment companies (mutual funds) for which certain of the Company’s subsidiaries provide services as either investment manager or distributor/underwriter, filed a derivative Complaint in the United States District Court for the Western District of Missouri, Central Division on behalf of the mutual funds, alleging that the Company breached its fiduciary duties to the mutual funds by collecting excessive investment advisory fees and/or excessive Rule 12b-1 fees in violation of the ICA. This case is substantially similar, if not identical, to suits brought against other mutual fund complexes over the past few years. Plaintiffs seek declaratory and injunctive relief and monetary damages. Monetary damages at this time are speculative.

The Company denies that any of its subsidiaries breached their fiduciary duties to the mutual funds at issue and believes that all fees collected were proper based upon the nature of the services rendered and were approved by the mutual funds’ boards of directors in conformity with the requirements of the ICA.

The Company was successful on its Motion to Transfer Venue from where the case was initially filed to the United States District Court for the District of Kansas. Discovery is required to be completed by May 2006. Trial is currently set for October 2006.

In the opinion of management, the ultimate resolution and outcome of this matter is uncertain. At this stage of the litigation, the Company is unable to estimate the expense or exposure, if any, that it may represent. The ultimate resolution of this matter, or an adverse determination against the Company, could have a material adverse impact on the financial position and results of operations of the Company. However, this possible impact is unknown and not reasonably determinable; therefore, no liability has been recorded in the consolidated financial statements.

Waddell & Reed Financial, Inc. vs. Torchmark Corporation

Pursuant to the terms of the Separation Agreement and the Disaffiliation Agreement executed at the time of the Company’s spin-off from Torchmark, the Company and Torchmark agreed upon the parties’ respective obligations and entitlements with respect to Kansas state income tax liabilities and refunds for original and amended tax returns filed, and to be filed, for the period 1993 through 1997 and a stub period for 1998 when the Company was a direct affiliate/subsidiary of Torchmark. The referenced tax returns were all filed by Torchmark on a combined basis with the Company using complex unitary filing rules for the tax years in question. The State of Kansas held the returns under audit for an extended period of time and determined that it would contest the basis on which the returns had been filed. Torchmark disputed the determination of the state tax examiners and contested the matter under the rules of the Kansas Department of Revenue.

In April 2004, Torchmark entered into a Tax Settlement Agreement with the State of Kansas and finalized and closed the above referenced income tax returns. The tax returns were accepted, as filed, using the unitary filing status. Torchmark and its affiliates were determined to have no additional tax liabilities and received significant refunds of taxes that the Company had originally paid to the State of Kansas. Following the completion of the Kansas Tax Settlement, Torchmark made demand on the Company and subsequently filed suit in May 2004 in Alabama state court for $7.8 million, representing the amounts, plus

WADDELL & REED FINANCIAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004, and 2003

17.   Contingencies (Continued)

interest, that Torchmark alleged the Company’s stand alone liability to the State of Kansas would have been but for the use of Torchmark’s losses in the previously filed tax returns.

In the fourth quarter of 2004, pursuant to the terms and conditions of the Disaffiliation Agreement, the Company obtained a stay of the Alabama suit pending resolution of an arbitration proceeding before the American Arbitration Association. In its Demand for Arbitration, the Company seeks a declaration from the arbitrators that it is not liable to Torchmark for the amounts claimed by Torchmark. In addition, the Company seeks an arbitration award in its favor in respect of refunds received by Torchmark from the State of Kansas pursuant to the Tax Settlement Agreement. It is anticipated that this arbitration will occur during the second quarter of 2006.

In the opinion of management, the ultimate resolution and outcome of this matter is uncertain. The ultimate resolution of the matter, or an adverse determination against the Company could have a material adverse impact on the financial position and results of operations of the Company.

Sawtelle Arbitration

As previously disclosed, an NASD Dispute Resolution Arbitration Panel (the “Panel”) entered an award of $27.6 million against the Company on August 7, 2001. The award was made upon the conclusion of an arbitration proceeding conducted in New York arising from a complaint by Stephen Sawtelle, a former Company financial advisor. In the arbitration, this advisor claimed that following his termination on February 10, 1997, the Company engaged in conduct that tortiously interfered with his prospective business relations and violated provisions of the Connecticut Unfair Trade Practices Act (“CUTPA”). The Panel found the Company liable and directed payment of approximately $1.8 million in compensatory damages, plus attorneys fees of $747,000. Subsequently, the courts reduced the compensatory portion of the award to $1.2 million and the Company paid both the reduced compensatory award and the attorneys fees amounts to Mr. Sawtelle. The Panel also held that the Company had violated CUTPA and ordered the payment of punitive damages in the amount of $25 million. Following motions by both parties, the punitive damages award was twice vacated by the New York Supreme Court and/or its Appellate Division and remanded back to a new arbitration panel for reconsideration of the punitive damage award. On December 15, 2005, the Company settled this matter in its entirety for an additional $7.9 million and recorded a pre-tax charge of $6.1 million in the fourth quarter of 2005 related thereto.

NASD Enforcement Action

As previously disclosed, in June 2003, the Company received notification from the staff of the NASD indicating that the staff was considering recommending the NASD bring an action against the Company and certain of its current and former officers alleging possible violations of NASD rules and regulations relating to the exchange of certain UILIC variable annuity policies for Nationwide variable annuity policies from January 2001 through August 2002. These alleged violations included questioning the suitability of certain of these exchanges and the adequacy of the Company’s supervisory systems in place at the time of these exchanges. On January 14, 2004, the NASD commenced an enforcement action against the Company, one of its current officers and one of its retired officers relating to variable annuity exchanges. In the complaint, the NASD charged the Company with suitability and supervisory violations, as well as a single books and records violation.

WADDELL & REED FINANCIAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004, and 2003

17.   Contingencies (Continued)

On April 29, 2005, the Company reached a settlement with the NASD regarding this matter. The settlement consisted of a fine payable to the NASD in the amount of $5 million and the establishment of an $11 million restitution fund for certain variable annuity clients. In agreeing to the terms of the settlement, the Company neither admitted nor denied the NASD’s allegations. Clients eligible for restitution may elect to receive those funds either by check or by deposit directly into their existing variable annuity. As a condition to the settlement, the Company will not receive any commissions or mortality and expense fees from funds deposited directly into variable annuity accounts. Subsequently, in working with the independent distribution consultant in determining the disbursement of the $11 million restitution fund, it was determined that there were a number of additional variable annuity exchanges not covered by the original settlement with the NASD that also should have been eligible for restitution. In order to resolve this matter in its entirety and to remedy all variable annuity exchanges at issue in the NASD settlement, the Company has agreed to pay additional restitution in the amount of $3.5 million to bring the total restitution amount payable under the NASD settlement to $14.5 million. The payment of these restitution amounts, previously scheduled to occur by December 31, 2005, are now expected to occur in the first and second quarters of 2006. The $3.5 million restitution plus an additional $0.8 million in estimated legal fees, consulting fees and mortality exposure was recorded in the fourth quarter of 2005 as part of the revised settlement. This additional exposure was entirely offset by amounts to be received by the Company under an agreement reached with our insurance carrier to cover certain legal defense costs previously incurred in connection with this matter, which was also recorded in the fourth quarter of 2005.

State Variable Annuity Settlements

As previously announced on April 29, 2005, in conjunction with the settlement of the NASD Enforcement Action referenced above, the Company agreed to a settlement in principal with a consortium of states regarding the same variable annuity sales practices that were the subject of the NASD Enforcement Action. The $2 million non-deductible fine agreed to by the Company with the states was apportioned among those states participating. Each state participating received (i) a base amount of $20,000 per state, and (ii) a pro rata share of the remainder based on the number of variable annuity exchanges in each state. In agreeing to the terms of the multi-state settlement, the Company neither admitted nor denied the states’ allegations. The Company has signed definitive settlement documents with, and made payments to all fifty states and the District of Columbia. This matter is now resolved. As a separate condition to the multi-state settlement, the Company agreed to identify all customers who had a decrease in minimum guaranteed death benefit from an exchange of an UILIC Advantage II variable annuity for a Nationwide variable annuity, and to reimburse that customer upon their death for the reduction in death benefit, if any, at that time.

Alabama and California Proceedings

As previously announced on April 29, 2005, the Company agreed to pay $14.5 million to Torchmark to settle all outstanding litigation between the companies and their subsidiaries and affiliates, including actions in Alabama, Kansas and California, with the exception of the tax case between the companies regarding income tax refunds received from the state of Kansas discussed above. In addition, both companies executed a full general mutual release to resolve any and all claims or causes of action arising or occurring at any time in the past (other than the tax proceeding described above). As a result, upon the completion of the formal settlement proceedings, the Alabama courts released to the Company its $56 million cash bond, plus interest, that was posted at the time of the Alabama verdict.

WADDELL & REED FINANCIAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004, and 2003

18.   Selected Quarterly Information (Unaudited)

	Quarter
	First	Second		Third		Fourth
	(in thousands)
2005
Total revenues	$150,737	150,686		157,513		163,144
Net income	22,750	(7,087	) (1)	24,532	(2)	19,926	(3)
Earnings per share:
Basic	$0.28	(0.09	) (1)	0.30	(2)	0.25	(3)
Diluted	$0.28	(0.09	) (1)	0.30	(2)	0.24	(3)

	Quarter
	First	Second	Third	Fourth
	(in thousands)
2004
Total revenues	$145,478	140,668	136,667	146,874
Net income	27,881	25,204	23,418	25,662
Earnings per share:
Basic	$0.35	0.31	0.29	0.32
Diluted	$0.34	0.31	0.29	0.31

(1)          Includes a second quarter 2005 pre-tax charge of $41.3 million ($28.8 million net of tax) related to settlements of outstanding legal matters with Torchmark for actions in Alabama, California and Kansas, a settlement with the NASD and a consortium of states relating to variable annuity sales practices; separation of employment payments to our former chief executive officer; and other employee separation payments related to the restructuring of the Advisors channel.

(2)          Includes a third quarter 2005 tax benefit in the amount of $1.8 million relating to a change in determination of the deductibility of certain legal matters expensed in the second quarter of 2005.

(3)          Includes a fourth quarter 2005 pre-tax charge of $6.1 million ($3.8 million net of tax) related to an NASD arbitration settlement with a former financial advisor.

WADDELL & REED FINANCIAL, INC.
Index to Exhibits

Exhibit No.	Exhibit Description
3.1

Amended and Restated Certificate of Incorporation of Waddell & Reed Financial, Inc., filed as Exhibit A to the Agreement and Plan of Merger, dated as of February 14, 2001, by and between Waddell & Reed Financial, Inc. and WDR Sub, Inc. Filed as Exhibit 2.1 to the Company’s Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2000 and incorporated herein by reference.

3.2

Amended and Restated Bylaws of Waddell & Reed Financial, Inc. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, File No. 333-43687, filed February 28, 2006 and incorporated herein by reference.

4.1

Specimen of Class A Common Stock Certificate, par value $0.01 per share. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, File No. 333-43687, on February 27, 1998 and incorporated herein by reference.

4.2

Rights Agreement, dated as of April 28, 1999, by and between Waddell & Reed Financial, Inc. and Computershare Trust Company, N.A., as successor to First Chicago Trust Company of New York, which includes the Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company, as filed on May 13, 1999 with the Secretary of State of Delaware, as Exhibit A and the form of Rights Certificate as Exhibit B. Filed as Exhibit 4 to the Company’s Quarterly Report on Form 10-Q, File No. 001-13913, for the quarter ended June 30, 1999 and incorporated herein by reference.

4.3

First Amendment to Rights Agreement, dated as of February 14, 2001, by and between Waddell & Reed Financial, Inc. and Computershare Trust Company, N.A., as successor to First Chicago Trust Company of New York. Filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2000 and incorporated herein by reference.

4.4

Indenture, dated as of January 18, 2001, by and between Waddell & Reed Financial, Inc. and JPMorgan Chase Bank, National Association. Filed as Exhibit 4.1(a) to the Company’s Current Report on Form 8-K, File No. 001-13913, on February 5, 2001 and incorporated herein by reference.

4.5

First Supplemental Indenture, dated as of January 18, 2001 by and between Waddell & Reed Financial, Inc. and JPMorgan Chase Bank, National Association, including the form of the 7.50% notes due January 2006 as Exhibit A. Filed as Exhibits 4.1(b) and 4.2 to the Company’s Current Report on Form 8-K, File No. 333-43687, on February 5, 2001 and incorporated herein by reference.

4.6

Second Supplemental Indenture, dated as of January 13, 2006, between Waddell & Reed Financial, Inc. and JP Morgan Trust Company, National Association, as trustee, and the form of the Global Note for the Company’s 5.60% Notes due 2011 as Exhibit A. Filed as Exhibits 4.1 and 4.2 to the Company’s Current Report on Form 8-K, File No. 333-43687, on January 13, 2006 and incorporated herein by reference.

4.7

Form of Indenture to be used in connection with the issuance of the Subordinated Debt Securities. Filed as Exhibit 4.7 to the Company’s Form S-3/A, File No. 333-43682, on September 7, 2000 and incorporated herein by reference.

WADDELL & REED FINANCIAL, INC.
Index to Exhibits

10.1

Public Offering and Separation Agreement, dated as of March 3, 1998, by and between Waddell & Reed Financial, Inc. and Torchmark Corporation. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, File No. 001-13913, for the quarter ended March 31, 1998 and incorporated herein by reference.

10.2

Tax Disaffiliation Agreement, dated as of March 3, 1998, by and between Waddell & Reed Financial, Inc. and Torchmark Corporation. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, File No. 001-13913, for the quarter ended March 31, 1998 and incorporated herein by reference.

10.3

General Agent Contract, dated as of October 20, 2000, by and among Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company and Waddell & Reed, Inc. and its affiliated insurance companies. Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2000 and incorporated herein by reference.

10.4

Fund Participation Agreement, dated as of December 1, 2000, by and among Nationwide Life Insurance Company and/or Nationwide Life and Annuity Insurance Company, Waddell & Reed Services Company and Waddell & Reed, Inc. Filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2000 and incorporated herein by reference.

10.5

Variable Products Distribution Agreement, dated as of December 12, 2003, by and among Minnesota Life Insurance Company, Securian Financial Services, Inc. and Waddell & Reed, Inc. and its affiliated insurance companies. Filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2004 and incorporated herein by reference.

10.6

Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, File No. 333-43687, for the quarter ended September 30, 2005 and incorporated herein by reference.

10.7

Waddell & Reed Financial, Inc. 1998 Non-Employee Director Stock Award Plan, as amended and restated. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, File No. 333-43687, for the quarter ended September 30, 2005 and incorporated herein by reference.

10.8

Waddell & Reed Financial, Inc. 1998 Executive Stock Award Plan, as amended and restated. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, File No. 333-43687, for the quarter ended September 30, 2005 and incorporated herein by reference.

10.9

Credit Agreement, dated as of October 7, 2005 by and among Waddell & Reed Financial, Inc., the Lenders, JPMorgan Chase Bank and Bank of America, N.A. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 333-43687, on October 11, 2005 and incorporated herein by reference.

10.10

Fixed Rate Promissory Note for Multiple Loans dated as of August 15, 2000, by and between Waddell & Reed Financial, Inc. and Chase Manhattan Bank. Filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2000 and incorporated herein by reference.

WADDELL & REED FINANCIAL, INC.
Index to Exhibits

10.11

Master Note Agreement, dated as of July 7, 2000, by and between Waddell & Reed Financial, Inc. and UMB Bank, n.a. Filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2001 and incorporated herein by reference.

10.12	Waddell & Reed Financial, Inc. Supplemental Executive Retirement Plan, as amended and restated.
10.13	Waddell & Reed Financial, Inc. 2003 Executive Incentive Plan, as amended and restated.
10.14

Form of Accounting Services Agreement by and between the Funds (except the Ivy Funds) and Waddell & Reed Services Company. Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2000 and incorporated herein by reference.

10.15

Form of Investment Management Agreement by and between each of the Advisors Funds and Waddell & Reed Investment Management Company. Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2000 and incorporated herein by reference.

10.16

Investment Management Agreement by and between the Ivy Funds and Waddell & Reed Investment Management Company. Filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2000 and incorporated herein by reference.

10.17

Investment Management Agreement by and between the Target Funds and Waddell & Reed Investment Management Company. Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2000 and incorporated herein by reference.

10.18

Investment Management Agreement by and between InvestEd and Waddell & Reed Investment Management Company. Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2001 and incorporated herein by reference.

10.19

Form of Shareholder Servicing Agreement by and between each of the Advisors Funds or the Ivy Funds and Waddell & Reed Services Company. Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2000 and incorporated herein by reference.

10.20

Form of Administrative and Shareholder Servicing Agreement by and between InvestEd and Waddell & Reed Services Company. Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2001 and incorporated herein by reference.

10.21

Form of Underwriting Agreement by and between each of the Advisors Funds and Waddell & Reed, Inc. Filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 1998 and incorporated herein by reference.

10.22

Form of Underwriting Agreement by and between the Ivy Funds and Waddell & Reed, Inc. Filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 1998 and incorporated herein by reference.

WADDELL & REED FINANCIAL, INC.
Index to Exhibits

10.23

Form of Underwriting Agreement by and between InvestEd and Waddell & Reed, Inc. Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2001 and incorporated herein by reference.

10.24

Form of Distribution and Service Plan for Class A Shares by and between each of the Advisors Funds and Waddell & Reed, Inc. Filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2000 and incorporated herein by reference.

10.25

Form of Distribution and Service Plan for Class A Shares by and between the Ivy Funds or InvestEd and Waddell & Reed, Inc. Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2000 and incorporated herein by reference.

10.26

Form of Distribution and Service Plan for Class B Shares by and between each of the Advisors, the Ivy Funds, or InvestEd and Waddell & Reed, Inc. Filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2000 and incorporated herein by reference.

10.27

Form of Distribution and Service Plan for Class C Shares by and between each of the Advisors, the Ivy Funds, or InvestEd and Waddell & Reed, Inc. Filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2000 and incorporated herein by reference.

10.28

Distribution and Service Plan for Class Y Shares, adopted December 27, 1995 by and between the Ivy Funds and Waddell & Reed, Inc. Filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2000 and incorporated herein by reference.

10.29

Service Plan, adopted August 21, 1998 by and between the Target Funds and Waddell & Reed, Inc. Filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2000 and incorporated herein by reference.

10.30

Administrative Agreement, dated as of March 9, 2001, by and among W&R Insurance Agency, Inc., Waddell & Reed, Inc., BISYS Insurance Services, Inc. and Underwriters Equity Corp. Filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2001 and incorporated herein by reference.

10.31

Consulting Agreement, dated January 1, 2002, by and between Robert L. Hechler and Waddell & Reed, Inc. Filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2001 and incorporated herein by reference.

10.32	First Amendment to Consulting Agreement, dated December 25, 2005, by and between Robert L. Hechler and Waddell & Reed, Inc.
10.33

Consulting Agreement, dated May 25, 2005, by and between Waddell & Reed Financial, Inc. and Keith A. Tucker. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 333-43687, on May 26, 2005 and incorporated herein by reference.

WADDELL & REED FINANCIAL, INC.
Index to Exhibits

10.34

Mutual Release, dated May 25, 2005, by and between Waddell & Reed Financial, Inc. and Keith A. Tucker. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 333-43687, on May 26, 2005 and incorporated herein by reference.

10.35

Form of Change of Control Employment Agreement, dated December 14, 2001, by and between Henry J. Herrmann and Waddell & Reed Financial, Inc. Filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2001 and incorporated herein by reference.

10.36

ISDA Master Agreement, dated as of March 12, 2002, by and between Waddell & Reed Financial, Inc. and JP Morgan Chase Bank. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, File No. 333-43687, for the quarter ended March 31, 2002 and incorporated herein by reference.

10.37

Confirmation, trade date of July 28, 2005, by and between Waddell & Reed Financial, Inc. and JPMorgan Chase Bank, N.A. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 333-43687, on August 3, 2005 and incorporated herein by reference.

10.38

Confirmation, trade date of August 8, 2005, by and between Waddell & Reed Financial, Inc. and The Bank of Nova Scotia. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 333-43687, on August 11, 2005 and incorporated herein by reference.

10.39	Summary of Compensation Arrangements with Executive Officers of Waddell & Reed Financial, Inc.
10.40	Summary of Non-Employee Director Compensation. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 333-43687, on December 9, 2005 and incorporated herein by reference.
10.41

Form of Restricted Stock Award Agreement for awards pursuant to the Waddell & Reed Financial, Inc. 1998 Executive Stock Award Plan, as amended and restated. Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, File No. 333-43687, for the quarter ended September 30, 2005 and incorporated herein by reference.

10.42

Form of Restricted Stock Award Agreement for awards to Employees pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, File No. 333-43687, for the quarter ended September 30, 2005 and incorporated herein by reference.

10.43

Form of Restricted Stock Award Agreement for awards to Non-Employee Directors pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated. Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, File No. 333-43687, for the quarter ended September 30, 2005 and incorporated herein by reference.

10.44

Form of Restricted Stock Award Agreement for awards pursuant to the Waddell & Reed Financial, Inc. 1998 Non-Employee Director Stock Award Plan, as amended and restated. Filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, File No. 333-43687, for the quarter ended September 30, 2005 and incorporated herein by reference.

WADDELL & REED FINANCIAL, INC.
Index to Exhibits

10.45

2006 Performance Goals established pursuant to the Waddell & Reed Financial, Inc. 2003 Executive Incentive Plan, as amended and restated. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 333-43687, on February 28, 2006 and incorporated herein by reference.

11	Statement regarding computation of per share earnings.
12	Computation of ratio of earnings to fixed charges. Filed as Exhibit 12.1 to the Company’s Current Report on Form 8-K, File No. 333-43687, on January 12, 2006 and incorporated herein by reference.
21	Subsidiaries of Waddell & Reed Financial, Inc.
23	Consent of KPMG LLP.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1	Section 1350 Certification of the Chief Executive Officer.
32.2	Section 1350 Certification of the Chief Financial Officer.

*                    The registrant agrees to furnish a copy of any omitted exhibit or schedule to the Commission upon request.