Form 10-Q
period 2006-03-31
WADDELL & REED FINANCIAL INC
filed 2006-04-25
CIK 1052100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(Address, including zip code, of Registrant’s principal executive offices)

(913) 236-2000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Class	Outstanding as of April 21, 2006
Class A common stock, $.01 par value	84,745,219

Waddell & Reed Financial, Inc.

Form 10-Q

Quarter Ended March 31, 2006

Index

Part I.	Financial Information

Item 1.	Financial Statements (unaudited)

Consolidated Balance Sheets at March 31, 2006 and December 31, 2005

Consolidated Statements of Operations for the three months ended March 31, 2006 and March 31, 2005

Consolidated Statements of Comprehensive Income for the three months ended March 31, 2006 and March 31, 2005

Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2006

Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and March 31, 2005

Notes to the Unaudited Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Item 4.

Controls and Procedures

Part II.	Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 5.

Other Information

Item 6.

Exhibits and Reports on Form 8-K

Signatures

Part I. Financial Information

Item I. Financial Statements

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	March 31,	December 31,
	2006	2005
	(unaudited)
Assets
Assets:
Cash and cash equivalents	$186,940	162,775
Investment securities	50,342	51,701
Receivables:
Funds and separate accounts	31,353	33,405
Customers and other	44,048	43,261
Deferred income taxes	911	1,978
Prepaid expenses and other current assets	8,425	6,602

Total current assets	322,019	299,722

Property and equipment, net	51,475	52,963
Deferred sales commissions, net	17,309	15,899
Goodwill	195,309	195,309
Intangible assets	54,999	54,999
Other assets	14,660	13,379
Total assets	$655,771	632,271

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable	$66,338	60,930
Accrued sales force compensation	18,410	18,412
Accrued other compensation	11,862	14,536
Short-term notes payable	—	1,746
Income taxes payable	18,246	11,975
Other current liabilities	46,517	49,185

Total current liabilities	161,373	156,784

Long-term debt	199,933	198,230
Accrued pensions and post-retirement costs	10,187	8,303
Deferred income taxes	13,480	15,707
Other	5,726	5,873

Total liabilities	390,699	384,897

Commitments and contingencies (Note 9)

Stockholders’ equity :
Common stock - $0.01 par value: 250,000 shares authorized; 99,701 shares issued; 83,811 shares outstanding (83,804 at December 31, 2005)	997	997
Additional paid-in capital	200,608	195,315
Retained earnings	405,056	393,043
Cost of 15,890 common shares in treasury (15,897 at December 31, 2005)	(342,990)	(343,100)
Accumulated other comprehensive income	1,401	1,119

Total stockholders’ equity	265,072	247,374

Total liabilities and stockholders’ equity	$655,771	632,271

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited, in thousands, except for per share data)

	For the three months
	ended March 31,
	2006	2005

Revenues:
Investment management fees	$74,049	63,582
Underwriting and distribution fees	77,012	67,345
Shareholder service fees	22,009	19,810

Total revenues	173,070	150,737

Operating expenses:
Underwriting and distribution	84,754	74,289
Compensation and related costs (including share-based compensation of $6.0 million and $2.8 million, respectively)	29,446	22,609
General and administrative	10,246	10,234
Subadvisory fees	6,549	3,521
Depreciation	2,853	2,376

Total operating expenses	133,848	113,029

Operating income	39,222	37,708

Investment and other income	2,264	1,364
Interest expense	(3,254)	(3,254)

Income before provision for income taxes	38,232	35,818

Provision for income taxes	13,961	13,068

Net income before cumulative effect of change in accounting principle	24,271	22,750

Cumulative effect of change in accounting principle, net of tax	321	—

Net income	$24,592	22,750

Earnings per share before cumulative effect of change in accounting principle:
- Basic	$0.30	0.28
- Diluted	$0.29	0.28

Earnings per share:
- Basic	$0.30	0.28
- Diluted	$0.30	0.28

Weighted average shares outstanding:
- Basic	81,204	80,920
- Diluted	82,943	82,106

Dividends declared per common share	$0.1500	0.1500

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	For the three months
	ended March 31,
	2006	2005

Net income	$24,592	22,750
Other comprehensive income:
Available-for sale investments:
Net unrealized appreciation (depreciation) of investments during the period, net of income taxes of $445 and $(119)	758	(204)
Derivatives:
Net unrealized loss on derivatives, net of income taxes of $(174) and $0	(297)	—

Reclassification adjustment for amounts included in net income, net of income taxes of $(107) and $(381)	(179)	(648)

Comprehensive income	$24,874	21,898

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of  Stockholders’ Equity

For the Three Months Ended March 31, 2006

(Unaudited, in thousands)

						Accumulated
			Additional			other	Total
	Common stock		paid-in	Retained	Treasury	comprehensive	stockholders’
	Shares	Amount	capital	earnings	stock	income	equity

Balance at December 31, 2005	99,701	$997	$195,315	$393,043	$(343,100)	$1,119	$247,374

Net income	—	—	—	24,592	—	—	24,592
Share-based compensation	—	—	5,439	8	—	—	5,447
Issuance of restricted shares	—	—	(276)	—	276	—	—
Dividends accrued	—	—	—	(12,587)	—	—	(12,587)
Exercise of stock options	—	—	(467)	—	1,266	—	799
Tax benefit from equity awards	—	—	597	—	—	—	597
Other stock transactions	—	—	—	—	(1,432)	—	(1,432)
Change in fair value of derivatives	—	—	—	—	—	(297)	(297)
Reclassification for amounts included in net income	—	—	—	—	—	(179)	(179)
Unrealized gain on investment securities	—	—	—	—	—	758	758

Balance at March 31, 2006	99,701	$997	$200,608	$405,056	$(342,990)	$1,401	$265,072

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the three months
	ended March 31,
	2006	2005

Cash flows from operating activities:
Net income	$24,592	22,750
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,962	2,758
Share-based compensation	5,447	2,790
Gain on sale of available-for-sale investments	(1,039)	(1,029)
Net purchases and sales of trading securities	(566)	28
Loss (gain) on trading securities	(279)	159
Write down of investment securities	750	—
Loss on sale and retirement of property and equipment	62	42
Capital gains and dividends reinvested	(46)	(32)
Deferred income taxes	(1,325)	(89)
Changes in assets and liabilities:
Receivables from funds and separate accounts	2,052	(3,235)
Other receivables	(797)	3,925
Other assets	(3,314)	(1,693)
Accounts payable	5,408	(11,484)
Other liabilities	1,060	6,080

Net cash provided by operating activities	$34,967	20,970

Cash flows from investing activities:
Purchases of available-for-sale investment securities	(200)	—
Proceeds from sales of available-for-sale investment securities	3,524	7,819
Proceeds from maturity of available-for-sale investment securities	50	599
Additions to property and equipment	(1,427)	(1,979)
Cash paid for acquisitions	—	(15)

Net cash provided by investing activities	$1,947	6,424

Cash flows from financing activities:
Proceeds from long term debt and interest rate swap termination	199,863	—
Repayment of long term debt	(200,000)	—
Net short-term borrowings (repayments)	—	(11,000)
Cash dividends	(12,576)	(12,424)
Purchase of treasury stock	—	(5,213)
Exercise of stock options	799	838
Excess tax benefits from share-based payment arrangements	597	—
Other stock transactions	(1,432)	(938)

Net cash used in financing activities	$(12,749)	(28,737)

Net increase in cash and cash equivalents	24,165	(1,343)

Cash and cash equivalents at beginning of period	162,775	83,900

Cash and cash equivalents at end of period	$186,940	82,557

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

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements included herein pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to enable a reasonable understanding of the information presented. The information in this Quarterly Report on Form 10-Q should be read in conjunction with Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005. Certain amounts in the prior years’ financial statements have been reclassified for consistent presentation.

The accompanying unaudited consolidated financial statements have been prepared consistently with the accounting policies described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005, which include the following: use of estimates, cash and cash equivalents, disclosures about fair value of financial instruments, investment securities and investments in affiliated mutual funds, property and equipment, software developed for internal use, goodwill and intangible assets, deferred sales commissions, revenue recognition, advertising and promotion, stock-based compensation, income taxes, and derivatives and hedging activities.

In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only a normal and recurring nature) necessary to present fairly our financial position at March 31, 2006 and December 31, 2005 and the results of operations and cash flows for the three months ended March 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States.

Change in Method of Recognition of Rule 12b-1 Service Fee Revenues and Expenses

The Company collects Rule 12b-1 service and distribution fees pursuant to sales and servicing plan agreements (compensatory and/or reimbursement) with the mutual funds, predominantly the Advisors Funds

Class A reimbursement plan. Effective as of the second quarter of 2005, the Company changed its method of reporting Rule 12b-1 service fee revenue to the gross basis of presentation. Previously, the Company used the net basis of presentation, whereby such service fee revenue was recorded as an offset against related underwriting and distribution expenses and presented as a reduction of expenses in “Underwriting and distribution expenses.”  Rule 12b-1 revenues and associated distribution expenses are now reported on a gross basis as “Underwriting and distribution fees” and “Underwriting and distribution expenses” in the Consolidated Statements of Operations. The revised presentation of operations for the first quarter of 2005, as presented herein, had no effect on gross margin dollars, net income, cash flows, working capital or stockholders’ equity amounts previously reported, and will not affect such amounts in future periods.

2.              Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and short-term investments. We consider all highly liquid investments with original or remaining maturities of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents at March 31, 2006 and December 31, 2005 include amounts of $38.7 million and $26.1 million, respectively, for the benefit of customers segregated in compliance with federal and other regulations. Substantially all cash balances are in excess of federal deposit insurance limits.

3.              Indebtedness

On January 13, 2006, the Company issued $200 million in principal amount 5.6% senior notes due in 2011 (the “New Notes”) resulting in net proceeds of approximately $198.2 million (net of discounts, commissions and estimated expenses). The Company used the net proceeds, together with cash on hand, to repay the entire $200 million aggregate principal amount outstanding of its 7.5% senior notes due January 18, 2006 (the “7.5% Notes”). In 2002, the 7.5% Notes were effectively converted to variable rate debt by entering into an interest rate swap agreement. We accounted for the interest rate swap as a fair value hedge of the 7.5% Notes. The swap was considered 100% effective in hedging the changes in the fair value of the 7.5% Notes arising from changes in interest rates, and accordingly, there was no impact on earnings resulting from any ineffectiveness associated with the transaction throughout its term.

The New Notes represent senior unsecured obligations and are rated “Baa2” by Moody’s and “BBB” by Standard & Poor’s. Interest is payable semi-annually on January 15 and July 15 at a rate of 5.6% per annum. The Company may, at its option, call the New Notes at any time pursuant to a make whole redemption provision, which would compensate holders for any changes in interest rate levels of the notes upon early extinguishment. The Company currently has no intention to call the New Notes.

During 2005, the Company entered into two forward starting interest rate swap agreements with five year fixed swap rates of 4.57% and 4.84%, respectively, on notional amounts of $100 million for each swap. The swaps were put in place to hedge against changes in forecasted interest payments on the 7.5% Notes attributable to changes in the LIBOR swap rate prior to the time we anticipated refinancing the 7.5% Notes in January 2006. We assessed the effectiveness of the swaps as hedges at their inception and in subsequent periods, and considered these swaps to be completely effective cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As of December 31, 2005, net unrealized gains attributed to the forward swap cash flow hedges were approximately $1.6 million and were included as a component of other comprehensive income.

On January 10, 2006, the Company terminated the two 2005 forward interest rate swap agreements upon the closing of the New Notes. In connection with the termination of the swap agreements, the Company received a net cash settlement of $1.1 million. Such amount has been recorded in accumulated other comprehensive income and will be amortized into earnings as a reduction to interest expense over the five year term of the New Notes.

4. Investments

Investments are as follows:

	Market Value
	March 31,	December 31,
	2006	2005
	(in thousands)

Available-for-sale securities:
United States government-backed mortgage securities	$12	$214
Municipal bonds	11,776	12,134
Corporate bonds	—	719
Affiliated mutual funds	28,164	29,927
	$39,952	$42,994

Trading securities:
United States government-backed mortgage securities	146	—
Corporate bonds	593	—
Affiliated mutual funds	9,651	8,707
	$10,390	$8,707

Total investments	$50,342	$51,701

Certain information related to our available-for-sale securities is as follows:

	March 31,	December 31,
	2006	2005
	(in thousands)
Cost - available-for-sale securities	$30,637	$34,654
Gross unrealized gains	9,334	8,937
Gross unrealized losses	(19)	(597)

Market value - available-for-sale securities	$39,952	$42,994

Purchases and sales of trading securities for the three months ended March 31, 2006 were $700 thousand and $134 thousand, respectively.

In the first quarter of 2006, the Company recorded a $750 thousand write-down for other-than-temporary impairment of a municipal bond classified as available-for-sale.

5. Stockholders’ Equity

Earnings per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended
	March 31,
	2006	2005
	(in thousands, except per share data)

Net income, as reported	$24,592	22,750

Weighted average shares outstanding - basic	81,204	80,920
Dilutive potential shares from stock options and restricted stock awards, computed under the treasury stock method	1,739	1,186
Weighted average shares outstanding - diluted	82,943	82,106

Earnings per share before cumulative effect of change in accounting principle
Basic	$0.30	$0.28
Diluted	$0.29	$0.28

Earnings per share
Basic	$0.30	$0.28
Diluted	$0.30	$0.28

Anti-dilutive Securities

Anti-dilutive potential common shares resulting from options to purchase shares of common stock that were excluded from the diluted earnings per share calculation were 2.79 million shares and 2.83 million shares for the three months ended March 31, 2006 and March 31, 2005, respectively. Excluded from the diluted earnings per share calculation were 33,466 shares of anti-dilutive unvested restricted stock for the three months ended March 31, 2005.

Dividends

On February 22, 2006, the Board of Directors  (the “Board”) approved a dividend in the amount of $0.15 per share to stockholders of record as of April 7, 2006 to be paid on May 1, 2006. The total dividend to be paid is approximately $12.6 million.

Common Stock Repurchases

The Board has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in our stock based compensation programs. There were no common shares repurchased on the open market for the three months ended March 31, 2006. For the three months ended March 31, 2005, there were 292,600 common shares repurchased on the open market.

6.     Share-Based Compensation

At March 31, 2006, the Company had three stock-based compensation plans:  the Company 1998 Stock Incentive Plan, as amended and restated (the “SI Plan”), the Company 1998 Executive Stock Award Plan, as amended and restated (the “ESA Plan”) and the Company 1998 Non-Employee Director Stock Award Plan, as amended and restated (the “NED Plan”) (collectively, the “Stock Plans”).

The SI Plan allows us to grant equity compensation awards, including, among other awards, non-qualified stock options and restricted stock as part of our overall compensation program to attract and retain key personnel and encourage a greater personal financial investment in the Company. A maximum of 30,000,000 shares of common stock are authorized for issuance under the SI Plan. The Stock Plans also allow us to grant non-qualified stock options and/or restricted stock to promote the long-term growth of the Company. A maximum of 3,750,000 and 1,200,000 shares of common stock are authorized for issuance under the ESA Plan and NED Plan, respectively. In addition, we make incentive payments under the Company 2003 Executive Incentive Plan, as amended and restated (the “EIP”) in the form of cash, stock options, restricted stock or a combination thereof. Incentive awards paid under the EIP in the form of stock options or restricted stock are issued out of shares reserved for issuance under the SI and ESA Plans. Generally, shares of common stock covered by terminated, surrendered or cancelled options, by forfeited restricted stock, or by the forfeiture of other awards that do not result in issuance of shares of common stock are again available for awards under the plan from which they were terminated, surrendered, cancelled or forfeited.

Under our Stock Plans, the exercise price of a stock option is equal to the market price of the stock on the date of grant. The maximum term of non-qualified options granted under the SI Plan is ten years and two days and the options generally vest in 33 1/3% increments on the second, third and fourth anniversaries of the grant date. The maximum term of non-qualified options granted under the ESA Plan and NED Plan is 11 years and the options generally vest 10% each year, beginning on the first anniversary of the grant date. Our Stock Plans include a Stock Option Restoration Program (the “SORP”) feature that allows, on the first trading day of August, an employee to pay the exercise price on vested in-the-money options by surrendering common stock of the Company that has been owned for at least six months. This feature also permits an employee exercising an option to be granted new options in an amount equal to the number of common shares used to satisfy both the exercise price and withholding taxes due upon exercise. New options are granted with an expiration date equal to that of the original option and vest six months after the grant date. The SORP, which facilitates ownership of our common stock by management and key employees, results in a net issuance of shares of common stock and fewer stock options outstanding. We receive a current income tax benefit for stock option exercises.

Prior to January 1, 2006, the Company used the intrinsic value method as described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) to measure employee stock-based compensation as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under this method, compensation expense was measured as the difference between the current value of the shares involved and the price the employee is required to pay on the grant date, if any. Compensation expense is generally measured on the date the awards are granted and recognized over the vesting period, which approximates the anticipated service period.

Restricted stock awards are valued on the date of grant, have no purchase price and, with the exception of those issued in the stock option tender in 2003, vest over four years in 33 1/3% increments on the second, third and fourth anniversaries of the grant date. Under the Stock Plans, unvested shares of restricted stock may be forfeited upon the termination of employment with the Company or service on the Board, dependent upon the circumstances of termination. Except for restrictions placed on the transferability of restricted stock, holders of restricted stock have full stockholders’ rights during the term of restriction, including voting rights and the rights to receive cash dividends. Restricted shares issued in the stock option tender offer were fully vested upon issuance, but remain subject to transfer restrictions that lapse in 33 1/3% increments annually beginning March 14, 2005.

Had compensation cost for the Company’s stock-based compensation plans been determined using the fair value method as described in SFAS 123, the Company’s net income and earnings per share for the three months ended March 31, 2005 would have approximated the pro forma amounts indicated below:

Three months ended
March 31, 2005
(in thousands, except per share data)

Net income, as reported	$22,750
Deduct:
Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects.	(188)

Pro forma net income	$22,562

Basic earnings per share
As reported	$0.28
Pro forma	$0.28
Diluted earnings per share
As reported	$0.28
Pro forma	$0.27

The weighted-average fair value of each stock option included in the preceding pro forma amounts was estimated using a Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. The following assumptions were utilized:

2005
Dividend yield	3.10%
Risk-free interest rate	4.03%
Expected volatility	27.10%
Expected life (in years) (1)	2.24

(1)             Restoration options with vesting periods of six months were the only options granted during 2005.

A summary of stock option activity and related information for the three months ended March 31, 2006 follows:

	Options	Weighted average exercise price
Outstanding, December 31, 2005	7,115,837	$22.27
Granted	—	—
Exercised	(58,685)	13.63
Terminated/Cancelled	(5,000)	31.93
Outstanding, March 31, 2006	7,052,152	$22.33
Exercisable, March 31, 2006	7,052,152	$22.33

Following is a summary of options outstanding at March 31, 2006:

	Outstanding Options			Exercisable Options
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$ 5.95 to $9.99	74,207	0.79	$7.81	74,207	$7.81
$ 10.00 to $14.99	657,467	2.75	14.29	657,467	14.29
$ 15.00 to $19.99	3,515,917	2.96	17.19	3,515,917	17.19
$ 20.00 to $29.99	906,833	3.30	25.92	906,833	25.92
$ 30.00 to $34.19	1,897,728	3.09	33.50	1,897,728	33.50
	7,052,152	3.00	$22.33	7,052,152	$22.33

No stock options have been granted in 2006. Option expense recorded in the first quarter 2006 related to 2005 SORP grants was $138 thousand and those grants are now fully amortized.

On April 25, 2005, the Compensation Committee of the Board approved the accelerated vesting of all then outstanding unvested options to purchase common stock of the Company previously awarded to employees, financial advisors, officers and directors. This resulted in the accelerated vesting of options to purchase 624,267 shares of common stock of the Company. Of these options, 447,497 were “in-the-money” options having an exercise price less than the then current market price of the Company’s common stock and a weighted average exercise price of $13.90 per share. In order to prevent unintended personal benefits to directors and executive officers with such options, the Board imposed restrictions on any shares received through the exercise of accelerated options held by those individuals. These restrictions prevent the sale of any stock obtained through exercise of an accelerated option prior to its original vesting date, other than the disposition of stock as payment for the exercise price of options and associated income taxes, if any.

The Board approved the accelerated vesting of these options based on the belief that it was in the best interest of the stockholders to reduce future compensation expense that the Company would otherwise be required to report in its statement of operations upon adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment, (revised 2004)” (“SFAS 123R”) in the first quarter of 2006. We anticipate that holders of “in-the-money” accelerated options will remain employed with the Company throughout the original vesting term of such options, and therefore, no expense will be recorded for these options unless option holders are able to exercise an option that would have expired unexercisable pursuant to its original terms.

Effective January 1, 2006, the Company adopted SFAS 123R. The revised standard eliminated the intrinsic value method of accounting required under APB 25. The Company adopted SFAS 123R using the modified prospective transition method of adoption, which does not require restatement of prior periods. Under that transition method, compensation expense recognized in 2006 for all share-based awards granted subsequent to December 31, 2005 is based on the grant date fair value of the stock grants less estimated forfeitures.

In its computation of stock-based compensation expense under APB 25, the Company recognized actual forfeitures when they occurred. Under SFAS 123R, the Company is required to estimate forfeitures at the grant date. The Company recognized a cumulative effect of change in accounting principle of $503 thousand ($321 thousand after-tax) on January 1, 2006, the adoption date, in order to adjust for expected forfeitures on all restricted stock grants made prior to December 31, 2005.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of share-based awards as operating cash flows in the consolidated statement of cash flows. SFAS 123R requires the cash flows resulting from the tax benefits generated from tax deductions in excess of the compensation costs recognized for the share-based awards (excess tax benefits) be classified as financing cash flows. The excess tax benefit of $597 thousand recorded for the three months ended March 31, 2006, classified as a financing tax inflow, would have been classified as an operating cash flow prior to the Company’s adoption of SFAS 123R.

The Board approved grants of restricted shares of the Company’s Class A common stock in lieu of stock options beginning in 2002. As of March 31, 2006, a total of 2,492,883 shares of unvested restricted stock were outstanding. A summary of restricted share activity and related fair value for the three months ended March 31, 2006 follows:

	Shares	Fair Value
Nonvested at January 1, 2006	2,686,569	$21.71
Granted	35,617	21.19
Vested	(206,508)	19.18
Forfeited	(22,795)	21.52
Nonvested at March 31, 2006	2,492,883	$21.91

Consistent with the provisions of APB 25, the Company recorded the fair value of restricted stock grants and an offsetting deferred compensation amount within stockholders’ equity for unearned stock compensation cost. Under SFAS 123R guidance, the Company has reclassified its deferred compensation balance to additional paid-in capital on the consolidated balance sheet. As of March 31, 2006, there was $32.6 million of unamortized restricted stock compensation related to nonvested restricted stock grants awarded under the Company’s Stock Plans. The remaining unamortized expense is expected to be recognized over a weighted average period of 1.47 years. For the three months ended March 31, 2006 and 2005, share-based compensation totaled $6.0 million (excluding the cumulative effect of change in accounting principle) and $2.8 million, respectively. The Company recognized related tax benefits of share-based awards of $597 thousand and $290 thousand for the three months ended March 31, 2006 and 2005, respectively.

For restricted stock awards granted prior to the adoption of SFAS 123R, the Company will continue to recognize compensation expense over the full vesting period. Had compensation expense for restricted stock awards issued prior to January 1, 2006 been determined based on the date a participant first becomes eligible for retirement, the Company’s net income in the three month periods ended March 31, 2006 and 2005 would have decreased by $348,000 and $24,000 respectively.

On April 2, 2006, we granted 1,057,900 shares of restricted stock with a fair market value of $23.10 per share under the SI and ESA Plans.  The value of those shares, aggregating $24.4 million, will be amortized to expense over the four year vesting period.

7. Goodwill and Identifiable Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the tangible assets and identifiable intangible assets of an acquired business. At March 31, 2006 and December 31, 2005, gross goodwill was $233.9 million and accumulated amortization was $38.6 million. There were no changes to the carrying amount of goodwill during the three months ended March 31, 2006. Our goodwill is not deductible for tax purposes.

Identifiable Intangible Assets

Identifiable intangible assets (all considered indefinite lived) are summarized as follows:

	March 31,	December 31,
	2006	2005
	(in thousands)
Unamortized intangible assets:
Mutual fund management advisory contracts.	$38,699	$38,699
Mutual fund subadvisory management contracts.	16,300	16,300

Total	$54,999	$54,999

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

			Other Postretirement
	Pension Benefits		Benefits
	Three months ended March 31,		Three months ended March 31,
	2006	2005	2006	2005
	(in thousands)
Components of net periodic benefit cost:
Service cost	$1,485	1,365	75	105
Interest cost	1,216	1,170	52	77
Expected return on plan assets	(1,405)	(1,385)	—	—
Actuarial loss (gain) amortization	254	304	(9)	22
Prior service costs amortization	109	109	5	6
Transition obligation amortization	1	1	—	—

Total	$1,660	1,564	123	210

We anticipate that our contribution to the Pension Plan for 2006 will range from $0 to $7 million. During the three month period ended March 31, 2006, we did not make any contribution to the Pension Plan.

9.     Contingencies

The Company is involved from time to time in various legal proceedings, regulatory investigations and claims incident to the normal conduct of business. Our pending legal and regulatory actions include proceedings that are specific to us and others generally applicable to business practices within the industries in which we operate. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and on the results of operations in a particular quarter or year.

SEC/New York Attorney General/Kansas Securities Commission

During the third and fourth quarters of 2003, the Company received a subpoena from the New York Attorney General’s office and requests for information from the SEC and Kansas Securities Commission with regard to their investigations of market-timing within the mutual fund industry. We are currently engaged in settlement discussions with these regulators in an attempt to resolve these matters. We have submitted a signed offer of settlement to the SEC, which provides for material monetary payments by us, as well as specified compliance and oversight procedures. As of the date hereof, it is uncertain whether this offer will be accepted by the SEC. In the opinion of management, the ultimate resolution and outcome of this matter is uncertain. The ultimate resolution of this matter (including acceptance of our settlement offer), or an adverse determination against us could have a material adverse impact on our financial position and results of operations. However, this possible impact is unknown and not reasonably determinable; therefore, no liability has been recorded in the consolidated financial statements.

Williams Excessive Fee Litigation

On March 22, 2004, three individuals who purchased shares of certain registered investment companies (mutual funds) for which certain of the Company’s subsidiaries provide services, as either investment manager or distributor/underwriter, filed a derivative Complaint in the United States District Court for the Western District of Missouri, Central Division on behalf of the mutual funds, alleging that the Company breached its fiduciary duties to the mutual funds by collecting excessive investment advisory fees and/or excessive Rule 12b-1 fees in violation of the Investment Company Act of 1940, as amended, (the “ICA”). This case is substantially similar, if not identical, to suits brought against other mutual fund complexes over the past few years. Plaintiffs seek declaratory and injunctive relief and monetary damages. Money damages at this time are speculative.

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

Waddell & Reed Financial, Inc. vs. Torchmark Corporation

Pursuant to the terms of the Separation Agreement and the Disaffiliation Agreement executed at the time of the Company’s spin-off from Torchmark, the Company and Torchmark Corporation (“Torchmark”) agreed upon the parties’ respective obligations and entitlements with respect to Kansas state income tax liabilities and refunds for original and amended tax returns filed, and to be filed, for the period 1993 through 1997 and a stub period for 1998 when the Company was a direct affiliate/subsidiary of Torchmark. The referenced tax returns were all filed by Torchmark on a combined basis with the Company using complex unitary filing rules for the tax years in question. The State of Kansas held the returns under audit for an extended period of time and determined that it would contest the basis on which the returns had been filed. Torchmark disputed the determination of the state tax examiners and contested the matter under the rules of the Kansas Department of Revenue.

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

In the fourth quarter of 2004, pursuant to the terms and conditions of the Disaffiliation Agreement, the Company obtained a stay of the Alabama suit pending resolution of an arbitration proceeding before the American Arbitration Association. In its Demand for Arbitration, the Company seeks a declaration from the arbitrators that it is not liable to Torchmark for the amounts claimed by Torchmark. In addition, the Company seeks an arbitration award in its favor with respect to refunds received by Torchmark from the State of Kansas pursuant to the Tax Settlement Agreement. It is anticipated that this arbitration will occur during the second quarter of 2006.

In the opinion of management, the ultimate resolution and outcome of this matter is uncertain. The ultimate resolution of the matter, or an adverse determination against the Company could have a material adverse impact on the financial position and results of operations of the Company.

NASD Enforcement Action

As previously disclosed, in June 2003, the Company received notification from the staff of the National Association of Securities Dealers (the “NASD”) indicating that the staff was considering recommending the NASD bring an action against the Company and certain of its current and former officers alleging possible violations of NASD rules and regulations relating to the exchange of certain United Investors Life Insurance Company variable annuity policies for Nationwide variable annuity policies from January 2001 through August 2002. These alleged violations included questioning the suitability of certain of these exchanges and the adequacy of the Company’s supervisory systems in place at the time of these exchanges. On January 14, 2004, the NASD commenced an enforcement action against the Company, one of its current officers and one of its retired officers relating to variable annuity exchanges. In the complaint, the NASD charged the Company with suitability and supervisory violations, as well as a single books and records violation.

On April 29, 2005, the Company reached a settlement with the NASD regarding this matter. The settlement consisted of a fine payable to the NASD in the amount of $5 million and the establishment of an $11 million restitution fund for certain variable annuity clients. In agreeing to the terms of the settlement, the Company neither admitted nor denied the NASD’s allegations. Clients eligible for restitution may elect to receive those funds either by check or by deposit directly into their existing variable annuity. As a condition to the settlement, the Company will not receive any commissions or mortality and expense fees from funds deposited directly into variable annuity accounts. Subsequently, in working with the independent distribution consultant in determining the disbursement of the $11 million restitution fund, it was determined that there were a number of additional variable annuity exchanges not covered by the original settlement with the NASD that also should have been eligible for restitution. In order to resolve this matter in its entirety and to remedy all variable annuity exchanges at issue in the NASD settlement, the Company has agreed to pay additional restitution in the amount of $3.5 million to bring the total restitution amount payable under the NASD settlement to $14.5 million. The $3.5 million restitution plus an additional $0.8 million in estimated legal fees, consulting fees and mortality exposure was recorded in the fourth quarter of 2005 as part of the revised settlement. This additional exposure was entirely offset by amounts to be received by the Company under an agreement reached with our insurance carrier to cover certain legal defense costs previously incurred in connection with this matter, which was also recorded in the fourth quarter of 2005. On March 31, 2006, restitution of approximately $10.9 million of the $14.5 million was paid by the Company to variable annuity clients. Of this $10.9 million, approximately $3.7 million was to be deposited back into the clients’ existing variable annuities. The remainder was remitted directly to the annuity holders. It is anticipated that the remainder of the restitution amount will be distributed to the remaining affected annuity clients on May 30, 2006. This final payment will resolve the matter. The Company will have an ongoing responsibility to monitor and identify all of the variable annuity clients who exchanged policies during the effected time period who had a decrease in minimum guaranteed death benefit, and to reimburse that client upon their death for the reduction in death benefit, if any, at that time.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. All statements, other than statements of historical fact included in this Form 10-Q regarding our financial position, business strategy and other plans and objectives for future operations are forward-looking statements. All forward-looking statements included in this Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update such forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct or that we will take any actions that may presently be planned and neither us nor any other person will be responsible for the accuracy or completeness of any such forward-looking statements. Certain important factors that could cause actual results to differ materially from our expectations are disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2005, which include, without limitation, the adverse effect from a decline in securities markets or a decline in our products’ performance, regulatory settlements, reduction of investment management fees, failure to renew investment management agreements, adverse results of litigation and/or arbitration, acts of terrorism and/or war, competition, changes in government regulation, and availability and terms of capital. Should one or more of these risks materialize or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. All subsequent written or oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by such factors.

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Form 10-Q and the audited financial statements and notes thereto in our 2005 Annual Report on Form 10-K, as well as a more detailed explanation of risk factors at the end of this Item 2 under the heading entitled “Forward Looking Information.”

Overview

Our earnings and cash flows are heavily dependent on financial market conditions. Significant increases or decreases in the various securities markets, particularly United States equity markets, can have a material impact on our results of operations, financial condition and cash flows. We derive our revenues primarily from providing investment management, distribution and administrative services to the Funds and institutional and separately managed accounts. Investment management fees, a substantial source of revenues, are based on the amount of average assets under management and are affected by sales levels, financial market conditions, redemptions and the composition of assets. Underwriting and distribution revenues, another substantial source of revenues, consist of commissions derived from sales of investment and insurance products, distribution fees on certain variable products, and fees earned on fee-based asset allocation products, as well as advisory services. The products sold have various commission structures and the revenues received from product sales vary based on the type and amount sold. Our products are distributed through either our sales force of registered financial advisors (the “Advisors channel”) or third-party distribution methods such as other broker-dealers and other registered investment advisors (including the retirement advisors of the Legend group of subsidiaries (“Legend”)) (the “Wholesale channel”). Our institutional efforts include defined benefit plans, pension plans, endowments, subadvisory relationships and high net worth clients (the “Institutional channel”). Rule 12b-1 service and distribution fees earned for servicing and/or distributing certain mutual fund shares are based upon a percentage of assets and fluctuate based on sales, redemptions and financial market conditions. Other service fees include transfer agency fees, custodian fees for retirement plan accounts and portfolio accounting.

Highlights for the current quarter include:

•                  Overall gross sales increased 51% to $2.2 billion compared to the first quarter of 2005.

•                  Total assets under management increased $3.0 billion compared to the first quarter of 2005.

•                  Shareholder accounts grew to 2.73 million at quarter-end.

Recent Accounting Developments

In December 2004, the Financial Accounting Standards Board issued SFAS 123R, which the Company adopted effective January 1, 2006. The revised standard eliminated the intrinsic value method of accounting required under APB 25 and requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company adopted SFAS 123R using the modified prospective transition method of adoption, which does not require restatement of prior periods. Under that transition method, compensation expense recognized in 2006, for all share-based payments granted subsequent to December 31, 2005, is based on the grant date fair value of the stock grants less estimated forfeitures.

Results of Operations — Three Months Ended March 31, 2006 as Compared with Three Months Ended March 31, 2005

Net Income

Net income increased 8.1% in the first quarter of 2006 to $24.6 million, or $0.30 per diluted share, compared to $22.8 million, or $0.28 per diluted share for the same period in 2005. The increase in net income can be attributed primarily to an increase in average assets under management of 14%, offset by higher share-based compensation and employee separation costs during the period. In connection with the adoption of SFAS 123R in the first quarter 2006, we recognized a cumulative effect of change in accounting principle. In prior periods, we chose to record forfeitures of restricted stock when they occurred rather than estimate their impact on the date of grant. Upon implementation, we recognized expected forfeitures on awards granted prior to the adoption of SFAS 123R as an adjustment to compensation cost. The cumulative effect of this adjustment, net of tax, was income of $0.3 million.

Investment Management Fee Revenues

Investment management fee revenues were $74.0 million, an increase of $10.5 million, or 16%, from last year’s first quarter. Total average assets under management for the current quarter were $43.8 billion compared to $38.4 billion for the first quarter of 2005, up 14%.

Revenues from investment management services provided to our retail mutual funds, which are distributed through both the Advisors and the Wholesale channels, increased $11.4 million, or 22%, while the related retail average assets increased 19% to $35.7 billion. Investment management fee revenues increased more than the related retail average asset increase due to significant sales growth in Ivy specialty funds, which tend to have higher management fee rates. Retail sales in the first quarter of 2006 were $2.0 billion, a 67% increase over sales in the first quarter of 2005. Institutional and separate account revenues decreased 9% while related average assets decreased 5% over last year’s first quarter. Over half of the decrease was due to a reduction in management fee revenues earned by our subsidiary, Austin, Calvert & Flavin, Inc. (“ACF”) based on a decline in average assets of 14% compared to the first quarter of last year. The remaining decrease was primarily due to a management fee rate decrease on other institutional accounts.

The following tables provide information regarding the composition of our average assets under management by asset class and distribution channel.

	First Quarter 2006
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$23,566	7,168	7,422	$38,156
Fixed Income	3,880	343	611	4,834
Money Market	713	54	—	767
Total	$28,159	7,565	8,033	$43,757

	First Quarter 2005
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$20,355	4,480	7,837	$32,672
Fixed Income	3,992	324	638	4,954
Money Market	694	53	—	747
Total	$25,041	4,857	8,475	$38,373

Change in Assets Under Management

The following tables summarize the changes in our assets under management by distribution channel. All sales are net of commissions. The activity includes all Funds and institutional business, including money market funds and  net asset value accounts for which we receive no commissions.

	First Quarter 2006
	Advisors	Wholesale	Institutional	Total
	(in millions)

Beginning Assets	$27,188	6,729	7,946	$41,863

Sales (net of commissions)	843	1,151	172	2,166
Redemptions	(849)	(348)	(450)	(1,647)
Net Sales	(6)	803	(278)	519

Net Exchanges	(64)	60	—	(4)
Reinvested Dividends & Capital
Gains	48	10	29	87
Net Flows	(22)	873	(249)	602

Market Appreciation	1,464	625	298	2,387
Ending Assets	$28,630	8,227	7,995	$44,852

	First Quarter 2005
	Advisors	Wholesale	Institutional	Total
	(in millions)

Beginning Assets	$25,297	4,702	8,659	$38,658

Sales (net of commissions)	582	611	238	1,431
Redemptions	(734)	(302)	(506)	(1,542)
Net Sales	(152)	309	(268)	(111)

Net Exchanges	(17)	14	—	(3)
Reinvested Dividends & Capital
Gains	39	1	33	73
Net Flows	(130)	324	(235)	(41)

Market Depreciation	(246)	(4)	(182)	(432)
Ending Assets	$24,921	5,022	8,242	$38,185

The first quarter of 2006 yielded overall gross sales of $2.2 billion, an increase of $0.7 billion, or 51%, over the same period in 2005. Higher gross sales of retail mutual funds offset contraction in our institutional business. Gross mutual fund sales of the Advisors and Wholesale channels improved 45% and 88% to $843 million and $1.2 billion, respectively, over the same quarter last year. Gross sales in the Institutional channel decreased 28% to $172 million over prior year’s first quarter. ACF contributed $223 million in net outflows to the Institutional channel. Gross sales of sub-advised funds were $874 million in the current quarter.

Long-term redemption rates (which exclude money market fund redemptions) in the Advisors channel increased slightly to 9.8% in this year’s first quarter, compared to 9.6% in the same period last year. In the Wholesale channel, long-term redemption rates were lower in this year’s first quarter, at 18.3%, compared to 24.8% in the same period last year due to growth in average assets under management which was higher than the dollar value increase in redemptions. During the first quarter of 2006, the long-term redemption rate for our institutional business decreased to 22.7% from 24.2%.

Underwriting and Distribution Fee Revenues and Expenses

The following tables illustrate our underwriting and distribution fee revenues and expenses segregated by the method of distribution within the respective Advisors or Wholesale channel:

	First Quarter 2006
		Wholesale
	Advisors	Third-Party	Legend	Total
	(in thousands)

Revenue	$56,280	7,909	12,823	$77,012
Expenses
Direct	38,468	11,091	8,654	58,213
Indirect	19,866	3,832	2,843	26,541
	58,334	14,923	11,497	84,754
Net Underwriting & Distribution	$(2,054)	(7,014)	1,326	$(7,742)

	First Quarter 2005
		Wholesale
	Advisors	Third-Party	Legend	Total
	(in thousands)

Revenue	$52,205	4,177	10,963	$67,345
Expenses
Direct	35,920	6,685	7,287	49,892
Indirect	18,494	3,183	2,720	24,397
	54,414	9,868	10,007	74,289
Net Underwriting & Distribution	$(2,209)	(5,691)	956	$(6,944)

Distribution Margin

The Advisors channel distribution margin, which excludes our wholesale efforts and better reflects the activity of our sales force only, improved to –3.6% in this year’s first quarter compared to –4.2% for last year’s comparative period due primarily to increased sales leverage.

Advisors Channel

Underwriting and distribution revenues earned in our Advisors channel in this year’s first quarter increased $4.1 million, or 8%, from the comparative period last year to $56.3 million mainly due to:

•                  increased commissions on front-load products of $4.3 million on a 33% increase in related sales and a product mix shift toward products with lower sales load rates;

•                  higher financial planning fee revenue of $0.9 million;

•                  a decrease in fees earned on asset allocation products of $0.5 million due to decline in assets under management for these products; and

•                  lower Rule 12b-1 asset based service and distribution fees of $0.4 million. The first quarter of 2005 includes a $2.9 million true-up adjustment to increase Rule 12b-1 revenues. This was partially offset by an increase of $2.5 million in fees as average assets under management increased 12% over the prior year’s first quarter.

The following table illustrates commissionable investment product sales by our financial advisors, including sales of our InvestEd portfolios. Sales are shown gross of commissions and they exclude sales by Legend retirement advisors, money market funds, other non-proprietary mutual funds, insurance products, and mutual funds sold at net asset value for which we receive no commission.

			Variance
	1Q 2006	1Q 2005	Amount	Percentage
	(amount in millions, except percentage data)

Front-end load sales (Class A)	$472	323	149	46%
Variable annuity products	63	80	(17)	-21%
Front-load product total	535	403	132	33%

Deferred-load sales (Class B&C)	56	58	(2)	-3%
Allocation products	13	8	5	63%
Total proprietary sales	$604	469	135	29%

Total underwriting and distribution expenses in our Advisors channel increased $3.9 million, or 7%, to $58.3 million for the first quarter of 2006.

•                  Direct expenses increased $2.5 million during the current quarter compared to last year’s first quarter mainly due to:

o  higher point-of-sale commissions of $3.1 million resulting from increased front-load product sales;

o  lower amortization of deferred selling costs of $0.3 million in back-end load and level load products;

o  lower Rule 12b-1 asset based service and distribution fees of $0.6 million. The first quarter of 2005 includes a $2.9 million true-up adjustment to increase Rule 12b-1 expenses. This was partially offset by amounts paid to Advisors for servicing and distributing select share classes in line with the increase to average assets under management; and

o  higher financial planning fees of $0.5 million.

•                  Indirect expenses increased $1.4 million, or 7%, from last year’s first quarter to $19.9 million, primarily due to costs associated with our efforts to improve the performance of our Advisors channel.

Wholesale Channel

Underwriting and distribution revenues earned in the Wholesale channel increased by $5.6 million in the current year quarter compared to the first quarter of 2005 mainly due to:

•                  increased third-party revenue of $3.7 million earned primarily from higher asset based Rule 12b-1 service and distribution fees due to an increase in average assets under management; and

•                  higher point-of-sale commissions and Rule 12b-1 service fee revenue of $1.9 million earned by Legend during the first quarter of 2006.

Underwriting and distribution expenses in the Wholesale channel increased by $6.5 million in the first quarter of 2006 compared to last year’s first quarter. Direct expenses accounted for $5.8 million of the increases. The increase in direct expenses were the result of the following:

•                  higher asset based expenses for Rule 12b-1 service and distribution and point of sale commissions of $2.6 million;

•                  higher deferred acquisition amortization expense of $1.0 million;

•                  higher commissions paid by Legend of $1.4 million due to an increase in assets under administration; and

•                  higher commissions paid to wholesalers of $0.8 million due to increased sales volume.

Indirect expenses in the Wholesale channel increased $0.7 million in the first quarter of 2006 compared to 2005 due to additional headcount and higher wholesaling support costs.

Shareholder Service Fee Revenue

Shareholder service fee revenues for the quarter from transfer agency, custodian, and accounting services were $22.0 million, an increase of $2.2 million, or 11%, from the first quarter of 2005. The average number of shareholder accounts, one of the primary drivers of service fee revenue, also increased 10% to 2.69 million at March 31, 2006 compared with 2.44 million at March 31, 2005.

Compensation and Related Costs

In the first quarter of 2006, compensation and related costs increased by $6.8 million, or 30%, to $29.4 million compared to the same period in 2005. This increase was partly due to employee separation costs recorded in the first quarter of 2006 of $1.9 million (which included $1.5 million of share-based compensation expense) at our subsidiary, ACF, in response to performance issues and related loss of assets under management. Additionally, salaries, wages and related payroll taxes increased $1.8 million, or 14%, in this year’s first quarter compared to the same period in 2005. Other increases in compensation and related costs were due to headcount and salary increases and higher accruals for incentive compensation. Average employee headcount increased 3.3%.

Excluding the impact of the ACF employees mentioned previously, share-based compensation expense increased $1.7 million for the first quarter of 2006 primarily due to amortization expense associated with our annual grant of restricted stock on April 2, 2005 compared to the same period in the prior year. Share-based compensation, previously reported as a separate line item in the consolidated statement of operations, has been included in compensation expense for both periods presented.

On April 2, 2006, we granted 1,057,900 shares of restricted stock with a fair market value of $23.10 per share under the SI Plan and the ESA Plan. The value of those shares, aggregating $24.4 million, will be amortized to expense over the four year vesting period.

Subadvisory Fees

Subadvisory fees represent fees paid to other asset managers for providing advisory services for certain Ivy mutual fund portfolios. These subadvisory relationships were in place when we acquired certain businesses, and are with asset managers who specialize in certain investment styles not offered by the Company. Subadvisory fees for the first quarter of 2006 were $6.5 million, an increase of $3.0 million from last year’s first quarter. The increase is due to an increase from $3.1 billion to $6.1 billion in the average net assets of sub-advised funds from the first quarter of 2005 to the first quarter of 2006.

General and Administrative Costs

General and administrative expenses remained flat in the first quarter of 2006 compared to the same period last year. Increased costs for computer services were largely offset by savings resulting from reduced temporary contractor costs.

Investment and Other Income, Interest Expense and Taxes

Investment and other income increased $900 thousand from last year’s first quarter to $2.3 million for the first quarter of 2006. The increase was partially due to increased earnings from higher average balances and interest rates on commercial paper holdings of $1.1 million. This year’s first quarter also included an increase in mutual fund trading portfolio returns of approximately $475 thousand. Offsetting these increases was a $750 thousand write-down for other-than-temporary decline in the market value of a municipal bond investment.

Interest expense remained level at $3.3 million compared to last year’s first quarter. We refinanced $200 million in senior notes that matured in January 2006 (described below) at a rate of 5.6%. Although we accrued interest at a lower rate on our senior notes during first quarter 2005 compared to the current quarter, interest we incurred on short-term borrowing during the prior year quarter offset the difference in rates.

In this year’s first quarter, our effective tax rate was 36.5%, unchanged from the first quarter of 2005.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operations. Cash and cash equivalents were $186.9 million at March 31, 2006, an increase of $24.2 million from December 31, 2005. Cash and cash equivalents at March 31, 2006 and December 31, 2005 include reserves of $38.7 million and $26.1 million, respectively, for the benefit of customers in compliance with securities regulations.

Cash flow from operations is our primary source of funds, and totaled $35.0 million for the first three months of 2006 compared to $21.0 million for the same period in 2005. Higher earnings and an increase in customer cash contributed to the increase in operating cash flows during the period.

Cash flow provided by investing activities was $1.9 million for the three months ended March 31, 2006 compared to $6.4 million for the same period in 2005. During the current year, proceeds from the sale or maturity of available-for-sale securities of $3.6 million were partially offset by $1.4 million in capital expenditures, mainly for data processing equipment, software development and computer software. In 2005, the Company received proceeds from the sale or maturity of available-for-sale securities of $8.4 million and expended $2.0 million for capital additions.

Cash flow used in financing activities for the three months ended March 31, 2006 was $12.7 million compared to $28.7 million for the same period in 2005. On January 13, 2006, the Company issued $200 million in principal amount 5.6% senior notes resulting in net proceeds of approximately $199.9 million. The Company used the net proceeds, together with cash on hand, to repay the entire $200 million aggregate principal amount outstanding of its existing 7.5% variable rate debt. The Company terminated two forward interest rate swap agreements in January 2006 that had five year fixed swap rates of 4.57% and 4.84%, respectively, on notional amounts of $100 million for each swap. The swaps were put in place to hedge against changes in forecasted interest payments attributable to changes in the LIBOR swap rate prior to the issuance of the $200 million 5.6% senior notes previously discussed. In connection with the termination of the swap agreements, the Company received a net cash settlement of $1.1 million. The Company paid first quarter dividends in 2006 and 2005 of $12.6 million and $12.4 million, respectively, and received cash from the exercise of stock options of $0.8 million in both periods. In the first quarter of 2005, we had net short-term debt repayments of $11.0 million and purchased $5.2 million of our common stock.

We entered into a three-year revolving credit facility effective October 7, 2005, which initially provides for borrowings of up to $200.0 million. At March 31, 2006, there was no balance outstanding under the facility. In addition, there were no outstanding balances on money market loans at March 31, 2006.

Critical Accounting Policies and Estimates

Management believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Due to the implementation of SFAS 123R, we identified a new critical accounting policy related to share-based compensation, which is listed below. The Company’s other critical accounting policies and estimates are disclosed in the “Critical Accounting Policies and Estimates” section of our Annual Report on Form 10-K for the year ended December 31, 2005.

Share-Based Compensation

We account for share-based compensation in accordance with SFAS 123R. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense on a straight-line basis over the four year vesting period. Determining the fair value of share-based awards at grant date requires judgment, including estimating the amount of share-based awards expected to be forfeited. If actual results differ significantly from these estimates, our results of operations could be materially impacted.

Future Capital Requirements

We expect significant uses of cash in 2006 to include expected dividend payments, interest payments on outstanding debt, share repurchases, legal and regulatory settlements, pension funding and potential acquisitions. Management believes its available cash, marketable securities, and expected cash flow from operations will be sufficient to fund its operating and capital requirements for 2006. We may continue to repurchase shares of our common stock from time to time, as management deems appropriate. Share repurchases should be financed by our available cash and investments and/or cash from operations.

Long-term capital requirements include capital expenditures primarily for enhancement of technology infrastructure, strategic acquisitions, payment of dividends, repayment and servicing of the Company’s debt obligations and repurchases of the Company’s stock.

Supplemental Information

	1Q 2006	1Q 2005	Change
Redemption rates - long term (annualized)
Advisors	9.8%	9.6%
Wholesale	18.3%	24.8%
Institutional	22.7%	24.2%
Total	13.7%	14.8%

Sales per advisor (000’s) (1)
Total	259	189	37.0%
2+ Years (2)	395	286	38.1%
0 to 2 Years (3)	71	57	24.6%

Gross production per advisor	15.9	12.9	23.3%

Number of financial advisors (1)	2,299	2,454	-6.3%
Average number of financial advisors (1)	2,338	2,484	-5.9%

Number of shareholder accounts (000’s)	2,733	2,483	10.1%

Number of shareholders	646,231	644,515	0.3%

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

Our future revenues will fluctuate due to many factors, such as the total value and composition of assets under our management and related cash inflows or outflows in the Funds and other investment portfolios; fluctuations in national and worldwide financial markets resulting in appreciation or depreciation of assets under our management; the relative investment performance of the Funds and other investment portfolios as compared to competing offerings; the expense ratios of the Funds; investor sentiment and investor confidence; the ability to maintain our investment management and administrative fees at current levels; competitive conditions in the mutual fund, asset management, and broader financial services sectors; our introduction of new mutual funds and investment portfolios; our ability to contract with the Funds for payment for investment advisory-related administrative services provided to the Funds and their shareholders; the continuation of trends in the retirement plan marketplace favoring defined contribution plans and participant-directed investments; potential misuse of client funds and information in the possession of our financial advisors; and the development of additional distribution channels may not be successful. Our revenues are substantially dependent on fees earned under contracts with the Funds and could be adversely affected if the independent directors of one or more of the Funds determined to terminate or significantly alter the terms of the investment management or related administrative services agreements.

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

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

The Company has had no significant changes in its Quantitative and Qualitative Disclosures About Market Risk from that previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4.            Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report, have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

The Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Part II. Other Information

Item 1.            Legal Proceedings

See the Notes to the Unaudited Consolidated Financial Statements, Note 9 “Contingencies” beginning on page 17 of this Quarterly Report on Form 10-Q regarding the status of the SEC/New York Attorney General/Kansas Securities Commission investigation, Williams excessive fee litigation, Torchmark Corporation litigation, and NASD Enforcement Action. Information required by this Item 1 is incorporated herein by reference to the disclosure contained in Note 9 of the Notes to the Unaudited Consolidated Financial Statements.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information about the shares of Class A common stock we repurchased during the first quarter of 2006.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program

January 1 - January 31	12,298	22.26	12,298	n/a	(1)
February 1 - February 28	1,030	21.87	1,030	n/a	(1)
March 1 - March 31	50,430	22.54	50,430	n/a	(1)

Total	63,758	22.47	63,758

(1)          On August 31, 1998, we announced that our Board of Directors approved a program to repurchase shares of our Class A common stock on the open market. Under the repurchase program, we are authorized to repurchase, in any seven-day period, the greater of (i) 3% of our outstanding Class A common stock or (ii) $50 million of our Class A common stock. We may repurchase our Class A common stock through the New York Stock Exchange, other national or regional market systems, electronic communication networks or alternative trading systems such as POSIT, during regular or after-hours trading sessions. POSIT is an alternative trading system that uses passive pricing to anonymously match buy and sell orders. To date, we have not used electronic communication networks or alternative trading systems to repurchase any of our Class A common stock and do not intend to use such networks or systems in the foreseeable future. Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased. During this first quarter of 2006, all stock repurchases were made pursuant to this repurchase program and were purchased in connection with funding employee income tax withholding obligations arising from the vesting of restricted shares.

Item 5.            Other Information

None.

Item 6.            Exhibits and Reports on Form 8-K

(a)                                                          Exhibits:

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

(b)                                                         Reports on Form 8-K:

Current Report on Form 8-K Items 1.02, 8.01 and 9.01 dated January 12, 2006.
No financial statements were required to be filed.

Current Report on Form 8-K Items 1.01, 8.01 and 9.01 dated January 13, 2006.
No financial statements were required to be filed.

Current Report on Form 8-K Items 2.02 and 9.01 dated February 1, 2006.
Furnished not filed. No financial statements were required to be filed.

Current Report on Form 8-K Items 1.01, 5.03 and 9.01 dated February 28, 2006.
No financial statements were required to be filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 25th day of April 2006.

WADDELL & REED FINANCIAL, INC.

By:	/s/ Henry J. Herrmann

Chief Executive Officer

(Principal Executive Officer)

By:	/s/ Daniel P. Connealy

Senior Vice President and

Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Mark A. Schieber

Vice President and

Controller

(Principal Accounting Officer)