Form 10-Q
period 2006-06-30
WADDELL & REED FINANCIAL INC
filed 2006-07-25
CIK 1052100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Class	Outstanding as of July 21, 2006
Class A common stock, $.01 par value	84,737,212

Waddell & Reed Financial, Inc.

Form 10-Q
Quarter Ended June 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	June 30,	December 31,
	2006	2005
	(unaudited)
Assets
Assets:
Cash and cash equivalents	$190,602	162,775
Investment securities	52,046	51,701
Receivables:
Funds and separate accounts	34,856	33,405
Customers and other	28,289	43,261
Income taxes receivable	4,164	—
Deferred income taxes	—	1,978
Prepaid expenses and other current assets	8,660	6,602
Total current assets	318,617	299,722

Property and equipment, net	51,640	52,963
Deferred sales commissions, net	19,171	15,899
Goodwill	175,309	195,309
Intangible assets	54,999	54,999
Other assets	14,678	13,379
Total assets	$634,414	632,271

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable	$52,539	60,930
Accrued sales force compensation	17,498	18,412
Accrued other compensation	15,933	14,536
Short-term notes payable	—	1,746
Income taxes payable	—	11,975
Deferred income taxes	891	—
Other current liabilities	93,023	49,185
Total current liabilities	179,884	156,784

Long-term debt	199,936	198,230
Accrued pensions and post-retirement costs	11,687	8,303
Deferred income taxes	15,018	15,707
Other	6,121	5,873
Total liabilities	412,646	384,897

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock—$0.01 par value: 250,000 shares authorized; 99,701 shares issued; 84,737 shares outstanding (83,804 at December 31, 2005)	997	997
Additional paid-in capital	183,681	195,315
Retained earnings	359,191	393,043
Cost of 14,964 common shares in treasury (15,897 at December 31, 2005)	(323,219)	(343,100)
Accumulated other comprehensive income	1,118	1,119
Total stockholders’ equity	221,768	247,374

Total liabilities and stockholders’ equity	$634,414	632,271

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited, in thousands, except for per share data)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2006	2005	2006	2005
Revenues:
Investment management fees	$78,190	64,533	152,239	128,115
Underwriting and distribution fees	80,494	65,833	157,506	133,178
Shareholder service fees	22,627	20,320	44,636	40,130

Total revenues	181,311	150,686	354,381	301,423

Operating expenses:
Underwriting and distribution	91,545	73,427	176,299	147,716
Compensation and related costs (including share-based compensation of $5.8 million, $6.2 million, $11.8 million and $9.0 million, respectively)	27,076	26,044	56,522	48,652
General and administrative	64,982	49,867	75,227	60,103
Subadvisory fees	7,599	4,145	14,147	7,666
Depreciation	2,956	2,409	5,810	4,784
Goodwill impairment	20,000	—	20,000	—

Total operating expenses	214,158	155,892	348,005	268,921

Operating income (loss)	(32,847)	(5,206)	6,376	32,502

Investment and other income	2,144	1,455	4,407	2,819
Interest expense	(2,984)	(3,685)	(6,238)	(6,939)

Income (loss) before provision for income taxes	(33,687)	(7,436)	4,545	28,382

Provision for income taxes	(665)	(349)	13,296	12,719

Net income (loss) before cumulative effect of change in accounting principle	(33,022)	(7,087)	(8,751)	15,663

Cumulative effect of change in accounting principle, net of tax	—	—	(321)	—

Net income (loss)	$(33,022)	(7,087)	(8,430)	15,663

Earnings (loss) per share before cumulative effect of change in accounting principle:
— Basic	($0.40)	(0.09)	(0.11)	0.19
— Diluted	($0.40)	(0.09)	(0.11)	0.19

Earnings (loss) per share:
— Basic	($0.40)	(0.09)	(0.10)	0.19
— Diluted	($0.40)	(0.09)	(0.10)	0.19

Weighted average shares outstanding:
— Basic	81,570	80,810	81,388	80,865
— Diluted	81,570	80,810	81,388	81,872

Dividends declared per common share	$0.1500	0.1500	0.3000	0.3000

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in thousands)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2006	2005	2006	2005
Net income (loss)	$(33,022)	(7,087)	(8,430)	15,663
Other comprehensive income:
Available-for sale investments:
Net unrealized appreciation (depreciation) of investments during the period, net of income taxes of $(145), $331, $300 and $211, respectively	(247)	563	511	359
Derivatives:
Net unrealized loss on derivatives, net of income taxes of $0, $0, $(174) and $0, respectively	—	—	(297)	—
Reclassification adjustment for amounts included in net income, net of income taxes of $(21), $0, $(127) and $(381), respectively	(36)	—	(215)	(648)

Comprehensive income (loss)	$(33,305)	(6,524)	(8,431)	15,374

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity
For the Six Months Ended June 30, 2006
(Unaudited, in thousands)

						Accumulated
			Additional			other	Total
	Common stock		paid-in	Retained	Treasury	comprehensive	stockholders’
	Shares	Amount	capital	earnings	stock	income	equity
Balance at December 31, 2005	99,701	$997	$195,315	$393,043	$(343,100)	$1,119	$247,374
Net loss	—	—	—	(8,430)	—	—	(8,430)
Share-based compensation	—	—	11,283	9	—	—	11,292
Issuance of restricted shares	—	—	(22,913)	—	22,913	—	—
Dividends accrued	—	—	—	(25,431)	—	—	(25,431)
Exercise of stock options	—	—	(543)	—	1,641	—	1,098
Tax benefit from equity awards	—	—	539	—	—	—	539
Other stock transactions	—	—	—	—	(4,673)	—	(4,673)
Change in fair value of derivatives	—	—	—	—	—	(297)	(297)
Reclassification for amounts included in net income (loss)	—	—	—	—	—	(215)	(215)
Unrealized gain on investment securities	—	—	—	—	—	511	511

Balance at June 30, 2006	99,701	$997	$183,681	$359,191	$(323,219)	$1,118	$221,768

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	For the six months
	ended June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(8,430)	15,663
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,965	5,439
Share-based compensation	11,292	9,038
Gain on sale of available-for-sale investments	(1,040)	(1,029)
Net purchases and sales of trading securities	(838)	1,691
Gain on trading securities	(157)	(121)
Goodwill impairment	20,000	—
Write down of investment securities	750	—
Loss on sale and retirement of property and equipment	111	92
Capital gains and dividends reinvested	(99)	(67)
Deferred income taxes	2,181	(239)
Changes in assets and liabilities:
Receivables from funds and separate accounts	(1,451)	(2,113)
Other receivables	14,972	(98)
Other assets	(5,429)	(1,638)
Accounts payable	(8,391)	(10,564)
Other liabilities	30,071	2,894

Net cash provided by operating activities	$59,507	18,948

Cash flows from investing activities:
Purchases of available-for-sale investment securities	(2,200)	—
Proceeds from sales of available-for-sale investment securities	3,524	66,464
Proceeds from maturity of available-for-sale investment securities	59	5,541
Additions to property and equipment	(4,598)	(4,306)
Cash paid for acquisitions	—	(15)

Net cash provided by (used in) investing activities	$(3,215)	67,684

Cash flows from financing activities:
Proceeds from long term debt and interest rate swap termination	199,862	—
Repayment of long term debt	(200,000)	—
Net short-term borrowings (repayments)	—	(21,000)
Cash dividends	(25,291)	(24,973)
Purchase of treasury stock	—	(5,997)
Exercise of stock options	1,098	994
Excess tax benefits from share-based payment arrangements	539	—
Other stock transactions	(4,673)	(1,103)

Net cash used in financing activities	$(28,465)	(52,079)

Net increase in cash and cash equivalents	27,827	34,553

Cash and cash equivalents at beginning of period	162,775	83,900

Cash and cash equivalents at end of period	$190,602	118,453

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

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements included herein pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to enable a reasonable understanding of the information presented. The information in this Quarterly Report on Form 10-Q should be read in conjunction with Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”). Certain amounts in the prior years’ financial statements have been reclassified for consistent presentation.

The accompanying unaudited consolidated financial statements have been prepared consistently with the accounting policies described in Note 2 to the consolidated financial statements included in our 2005 Form 10-K, which include the following: use of estimates, cash and cash equivalents, disclosures about fair value of financial instruments, investment securities and investments in affiliated mutual funds, property and equipment, software developed for internal use, goodwill and intangible assets, deferred sales commissions, revenue recognition, advertising and promotion, stock-based compensation, income taxes, and derivatives and hedging activities.

In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only a normal and recurring nature) necessary to present fairly our financial position at June 30, 2006 and December 31, 2005 and the results of operations and cash flows for the three and six months ended June 30, 2006 and 2005 in conformity with accounting principles generally accepted in the United States.

2.              Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and short-term investments. We consider all highly liquid investments with original or remaining maturities of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents at June 30, 2006 and December 31, 2005 include amounts of $29.9 million and $26.1 million, respectively, for the benefit of customers segregated in compliance with federal and other regulations. Substantially all cash balances are in excess of federal deposit insurance limits.

3.              Indebtedness

On January 13, 2006, the Company issued $200 million in principal amount 5.6% senior notes due in 2011 (the “New Notes”) resulting in proceeds of approximately $198.2 million (net of discounts, commissions and estimated expenses). The Company used the net proceeds, together with cash on hand, to repay the entire $200 million aggregate principal amount outstanding of its 7.5% senior notes due January 18, 2006 (the “7.5% Notes”). In 2002, the 7.5% Notes were effectively converted to variable rate debt by entering into an interest rate swap agreement. We accounted for the interest rate swap as a fair value hedge of the 7.5% Notes. The swap was considered 100% effective in hedging the changes in the fair value of the 7.5% Notes arising from changes in interest rates, and accordingly, there was no impact on earnings resulting from any ineffectiveness associated with the transaction throughout its term.

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

During 2005, the Company entered into two forward starting interest rate swap agreements with five-year fixed swap rates of 4.57% and 4.84%, respectively, on notional amounts of $100 million for each swap. The swaps were put in place to hedge against changes in forecasted interest payments on the 7.5% Notes attributable to changes in the LIBOR swap rate prior to the time we anticipated refinancing the 7.5% Notes in January 2006. We assessed the effectiveness of the swaps as hedges at their inception and in subsequent periods, and considered these swaps to be completely effective cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As of December 31, 2005, net unrealized gains attributed to the forward swap cash flow hedges were approximately $1.6 million and were included as a component of other comprehensive income.

On January 10, 2006, the Company terminated the two 2005 forward interest rate swap agreements upon the closing of the New Notes. In connection with those terminations, the Company received a net cash settlement of $1.1 million. Such amount has been recorded in accumulated other comprehensive income and is being amortized into earnings as a reduction of interest expense over the five-year term of the New Notes.

4.     Investment Securities

Investment Securities are as follows:

	Fair Value
	June 30,	December 31,
	2006	2005
	(in thousands)

Available-for-sale securities:
United States government-backed mortgage securities	$13	$214
Municipal bonds	11,817	12,134
Corporate bonds	—	719
Affiliated mutual funds	29,738	29,927
	$41,568	$42,994

Trading securities:
United States government-backed mortgage securities	136	—
Corporate bonds	504	—
Affiliated mutual funds	9,838	8,707
	$10,478	$8,707

Total Investment Securities	$52,046	$51,701

Certain information related to our available-for-sale securities is as follows:

	June 30,	December 31,
	2006	2005
	(in thousands)
Cost—available-for-sale securities	$32,645	$34,654
Gross unrealized gains	8,924	8,937
Gross unrealized losses	(1)	(597)

Market value—available-for-sale securities	$41,568	$42,994

Purchases and sales of trading securities for the six months ended June 30, 2006 were $974 thousand and $136 thousand, respectively.

In the first quarter of 2006, the Company recorded a $750 thousand write-down for other-than-temporary impairment of a municipal bond classified as available-for-sale.

5.     Stockholders’ Equity

Earnings (loss) per Share

The components of basic and diluted earnings (loss) per share were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands, except per share data)

Net income (loss), as reported	$(33,022)	(7,087)	(8,430)	15,663

Weighted average shares outstanding—basic	81,570	80,810	81,388	80,865

Dilutive potential shares from stock options and restricted stock awards, computed under the treasury stock method	—	—	—	1,007
Weighted average shares outstanding—diluted	81,570	80,810	81,388	81,872

Earnings (loss) per share before cumulative effect of change in accounting principle
Basic	$(0.40)	$(0.09)	$(0.11)	$0.19
Diluted	$(0.40)	$(0.09)	$(0.11)	$0.19

Earnings (loss) per share
Basic	$(0.40)	$(0.09)	$(0.10)	$0.19
Diluted	$(0.40)	$(0.09)	$(0.10)	$0.19

Anti-dilutive Securities

Diluted loss per share is the same as basic loss per share for the three and six month periods ended June 30, 2006 and the three month period ended June 30, 2005 as the impact of stock options and restricted stock awards would have been anti-dilutive. Had the Company generated net income for the three and six months ended June 30, 2006 and the three months ended June 30, 2005, the number of diluted shares outstanding  would have been 83,155 thousand shares, 83,043 thousand shares and 81,493 thousand shares, respectively. Options to purchase 2.84 million shares of common stock were excluded from the dilutive earnings per share calculation for the six months ended June 30, 2005 because they were anti-dilutive. Excluded from the diluted earnings per share calculation were 37,397 shares of anti-dilutive unvested restricted stock for the six months ended June 30, 2005.

Dividends

On April 12, 2006, the Board of Directors (the “Board”) approved a dividend in the amount of $0.15 per share to stockholders of record as of July 10, 2006 to be paid on August 1, 2006. The total dividend to be paid is approximately $12.7 million.

Common Stock Repurchases

The Board has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in our stock based compensation programs. There were no common shares repurchased on the open market for the three and six months ended June 30, 2006, or for the three months ended June 30, 2005. There were 292,600 common shares repurchased on the open market for the six months ended June 30, 2005.

6.     Share-Based Compensation

The Company has three stock-based compensation plans: the Company 1998 Stock Incentive Plan, as amended and restated (the “SI Plan”), the Company 1998 Executive Stock Award Plan, as amended and restated (the “ESA Plan”) and the Company 1998 Non-Employee Director Stock Award Plan, as amended and restated (the “NED Plan”) (collectively, the “Stock Plans”).

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

Under our Stock Plans, the exercise price of a stock option is equal to the market price of the stock on the date of grant. The maximum term of non-qualified options granted under the SI Plan is ten years and two days and the options generally vest in 33 1/3% increments on the second, third and fourth anniversaries of the grant date. The maximum term of non-qualified options granted under the ESA Plan and NED Plan is 11 years and the options generally vest 10% each year, beginning on the first anniversary of the grant date. Our Stock Plans include a Stock Option Restoration Program feature (the “SORP”) that allows, on the first trading day of August, an employee to pay the exercise price on vested in-the-money options by surrendering common stock of the Company that has been owned for at least six months. This feature also permits an employee exercising an option to be granted new options in an amount equal to the number of common shares used to satisfy both the exercise price and withholding taxes due upon exercise. New options are granted with an expiration date equal to that of the original option and vest six months after the grant date. The SORP, which facilitates ownership of our common stock by management and key employees, results in a net issuance of shares of common stock and fewer stock options outstanding. We receive a current income tax benefit for stock option exercises.

Prior to January 1, 2006, the Company used the intrinsic value method as described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) to measure employee stock-based compensation as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under this method, compensation expense related to stock options was measured as the difference between the exercise price and the fair value of the shares on the grant date, if any, and was recognized over the vesting period, which approximated the anticipated service period.

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

Had compensation cost for the Company’s stock-based compensation plans been determined using the fair value method as described in SFAS 123, the Company’s net income and earnings per share for the three and six months ended June 30, 2005 would have approximated the pro forma amounts indicated below:

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
	(in thousands, except per share data)

Net income (loss), as reported	$(7,087)	15,663
Add:
Total stock-based employee compensation expense included in reported net income (loss), net of related tax effects	910	910
Deduct:
Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(1,158)	(1,346)

Pro forma net income	$(7,335)	15,227

Basic earnings (loss) per share
As reported	$(0.09)	0.19
Pro forma	$(0.09)	0.19
Diluted earnings (loss) per share
As reported	$(0.09)	0.19
Pro forma	$(0.09)	0.19

The weighted-average fair value of each stock option included in the preceding pro forma amounts was estimated using a Black-Scholes option-pricing model and was amortized over the vesting period of the underlying options.

A summary of stock option activity and related information for the six months ended June 30, 2006 follows:

	Options	Weighted average exercise price
Outstanding, December 31, 2005	7,115,837	$22.27
Granted	—	—
Exercised	(76,028)	14.45
Terminated/Cancelled	(5,600)	31.99
Outstanding, June 30, 2006	7,034,209	$22.34
Exercisable, June 30, 2006	7,034,209	$22.34

Following is a summary of options outstanding and exercisable at June 30, 2006:

Exercise Price Range	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 5.95 to $9.99	74,207	0.54	$7.81
$10.00 to $14.99	657,467	2.50	14.29
$15.00 to $19.99	3,498,574	2.71	17.19
$20.00 to $29.99	906,833	3.04	25.92
$30.00 to $34.19	1,897,128	2.84	33.50
	7,034,209	2.75	$22.34	$16,848,149

The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $0.7 million and $0.4 million, respectively.

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

Effective January 1, 2006, the Company adopted SFAS 123R. The revised standard eliminated the intrinsic value method of accounting required under APB 25. The Company adopted SFAS 123R using the modified prospective transition method of adoption, which does not require restatement of prior periods. Under that transition method, compensation expense recognized in 2006 for all share-based awards granted after December 31, 2005 is based on the grant date fair value of the awards, net of estimated forfeitures.

In its computation of stock-based compensation expense under APB 25, the Company recognized actual forfeitures when they occurred. Under SFAS 123R, the Company is required to estimate forfeitures at the grant date. The Company recognized a cumulative effect of change in accounting principle of $503 thousand ($321 thousand after-tax) on January 1, 2006, the SFAS 123R adoption date, in order to adjust for expected forfeitures on all restricted awards made before December 31, 2005.

Prior to adopting SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of share-based awards as operating cash flows in the consolidated statement of cash flows.

SFAS 123R requires that the cash flows resulting from the tax benefits generated from tax deductions in excess of the compensation costs recognized for the share-based awards (excess tax benefits) be classified as financing cash flows. The excess tax benefit of $539 thousand recorded for the six months ended June 30, 2006, classified as a financing tax inflow, would have been classified as an operating cash flow prior to the Company’s adoption of SFAS 123R.

The Board approved grants of restricted shares of the Company’s Class A common stock in lieu of stock options beginning in 2002. As of June 30, 2006, a total of 3,132,349 shares of unvested restricted stock were outstanding. A summary of restricted share activity and related fair value for the six months ended June 30, 2006 follows:

	Shares	Grant Date Fair Value
Unvested at January 1, 2006	2,686,569	$21.71
Granted	1,093,517	23.04
Vested	(615,745)	22.62
Forfeited	(31,992)	22.07
Unvested at June 30, 2006	3,132,349	$21.99

The total fair value of shares vested during the six months ended June 30, 2006 and 2005 was $14.1 million and $4.2 million, respectively.

Consistent with the provisions of APB 25, the Company recorded the fair value of restricted stock grants and an offsetting deferred compensation amount within stockholders’ equity for unearned stock compensation cost. Under SFAS 123R guidance, the Company has reclassified its deferred compensation balance to additional paid-in capital on the consolidated balance sheet. As of June 30, 2006, there was $51.0 million of unamortized restricted stock compensation related to unvested restricted stock grants awarded under the Company’s Stock Plans. As of June 30, 2006, the remaining unamortized expense is expected to be recognized over a weighted average period of 2.71 years. For the three and six months ended June 30, 2006, share-based compensation totaled $5.8 million and $11.8 million, respectively (excluding the cumulative effect of change in accounting principle). Share-based compensation totaled $6.2 million and $9.0 million, respectively, for the three and six months ended June 30, 2005.

For restricted stock awards granted prior to the adoption of SFAS 123R, the Company will continue to recognize compensation expense over the full vesting period. Had compensation expense for restricted stock awards issued prior to January 1, 2006 been determined based on the date a participant first becomes eligible for retirement, the Company’s net income in the three month periods ended June 30, 2006 and 2005 would have decreased by $21 thousand and $313 thousand, respectively, and net income in the six month periods ended June 30, 2006 and 2005 would have increased by $327 thousand and decreased by $289 thousand, respectively.

7. Goodwill and Identifiable Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the tangible assets and identifiable intangible assets of an acquired business. Goodwill is not amortized, but instead is reviewed annually and when events or circumstances occur which indicate that goodwill might be impaired. Impairment of goodwill is tested at the Company’s reporting unit level. To determine fair value, our review process uses the income and market approaches. In performing the analysis, we use the best information available under the circumstances, including reasonable and supportable assumptions and projections. If the carrying amount of the reporting unit exceeds its implied fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.

Based on our annual review of goodwill in the second quarter of fiscal 2006, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we recorded an impairment charge of $20.0 million related to our subsidiary, Austin Calvert & Flavin, Inc. (“ACF”). Factors that led to this conclusion included, but were not limited to, the negative impact of the continued decline in ACF’s asset under management and diminished involvement of ACF’s investment staff in mutual fund advisory responsibilities during the second quarter of 2006. Continued asset redemptions place significant risk on ACF’s ability to achieve and maintain profitability, and therefore have adversely impacted its earnings potential.

The goodwill impairment is not deductible for income tax purposes and represents a permanent book-tax difference. As a result, no tax benefit has been recognized for the goodwill impairment charge.

At June 30, 2006 and December 31, 2005, consolidated gross goodwill was $213.9 million and $233.9 million, respectively and consolidated accumulated amortization was $38.6 million and $38.6 million, respectively. ACF’s remaining unamortized goodwill balance at June 30, 2006 was $7.2 million.

Identifiable Intangible Assets

Identifiable intangible assets (all considered indefinite lived) are summarized as follows:

	June 30,	December 31,
	2006	2005
	(in thousands)
Unamortized intangible assets:
Mutual fund management advisory contracts	$38,699	$38,699
Mutual fund subadvisory management contracts	16,300	16,300

Total	$54,999	$54,999

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

			Other Postretirement				Other Postretirement
	Pension Benefits		Benefits		Pension Benefits		Benefits
	Three months ended June 30,		Three months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
	(in thousands)				(in thousands)
Components of net periodic benefit cost:
Service cost	$1,238	1,434	75	105	2,723	2,799	150	211
Interest cost	1,158	1,242	52	77	2,374	2,412	104	153
Expected return on plan assets	(1,405)	(1,218)	—	—	(2,811)	(2,604)	—	—
Actuarial loss (gain) amortization	163	413	(9)	22	417	717	(19)	44
Prior service costs amortization	109	109	5	6	218	218	12	12
Transition obligation amortization	1	1	—	—	3	2	—	—

Total	$1,264	1,981	123	210	2,924	3,544	247	420

We anticipate that our contribution to the Pension Plan for 2006 will range from $0 to $7 million. During the six month period ended June 30, 2006, we did not make any contribution to the Pension Plan.

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

SEC/New York Attorney General/Kansas Securities Commission

On July 10, 2006, three of the Company’s subsidiaries, Waddell & Reed Investment Management Company, Waddell & Reed Services Company and Waddell & Reed, Inc. (collectively, the “Respondents”), submitted an Offer of Settlement to the SEC (the “SEC Offer”) to settle anticipated public administrative and cease-and-desist proceedings, which the SEC approved and accepted on July 24, 2006. The Respondents also reached concurrent settlement agreements with the New York Attorney General (the “NYAG”) and the Kansas Securities Commission (the “KS Commission”) regarding market timing allegations and have agreed, without admitting or denying any of the regulators’ findings, to consent to the entry of an Order Instituting Administrative Cease and Desist Proceedings by the SEC (the “SEC Order”), an Assurance of Discontinuance with the NYAG (the “AOD”) and a Consent Order with the KS Commission (collectively, the “Orders”). Capitalized terms used but not defined herein shall have the meaning given them in the applicable Order.

Pursuant to the Orders, the Respondents have agreed to/that:

•                    Pay a $10 million civil penalty and $40 million in disgorgement to the SEC within 20 days of the entry of the SEC Order. The entire $50 million will be used to create an investor fund, as authorized under the Sarbanes-Oxley Act of 2002. Amounts paid as a civil penalty shall be treated as penalties paid to the government for all purposes, including tax purposes. Additionally, the Respondents will not (i) seek or accept, directly or indirectly, reimbursement or indemnification from any source, including, but not limited to, any payment made to the Respondents through any insurance policy, or (ii) claim, assert or apply for a tax deduction or tax credit for such penalty amounts;

•                    Retain, within 30 days of the entry of the SEC Order, the services of an Independent Distribution Consultant not unacceptable to the SEC Staff and the independent directors (the “Independent Directors”) of certain mutual funds (the “Funds”) to develop a distribution plan for the distribution of the disgorgement and penalty, according to a methodology acceptable to the SEC Staff and the Independent Directors. The Orders set forth certain timing requirements for the resolution of any determinations or calculations under such plan considered inappropriate by the Respondents and for the submission of a final distribution plan to the SEC;

•                    Maintain a Code of Ethics Oversight Committee, comprised of senior executives of each Respondent’s operating businesses, having responsibility for all matters relating to issues arising under such Respondent’s Code of Ethics and reporting, at least quarterly, to the Audit Committee (the “Audit Committee”) of each Respondent and each Funds’ Board of Directors;

•                    Maintain an Internal Compliance Controls Committee, to be chaired by each Respondent’s Chief Compliance Officer and comprised of senior executives of each Respondent’s operating businesses, having responsibility for all matters relating to issues arising with respect to such Respondent’s internal compliance matters and reporting to the Audit Committee of each Respondent and each Funds’ Board of Directors at least quarterly;

•                    Require its Chief Compliance Officer to review compliance with policies and procedures established to address compliance issues under the federal securities laws and report (i) any violations to the Internal Compliance Controls Committee, and (ii) at least quarterly, any breach of fiduciary duty and/or the federal securities laws to the Independent Directors;

•                    Establish (i) an Ethics Officer for each Respondent to whom employees may relay concerns, if any, regarding ethics matters, conflicts of interest or questionable practices, which shall be presented to the Independent Directors, and (ii) procedures, which shall be presented for review and approval by the Independent Directors, to investigate such matters;

•                    Retain, within 30 days of the entry of the SEC Order, an Independent Compliance Consultant for each Respondent (collectively, the “Independent Compliance Consultant”), not unacceptable to the SEC staff and a majority of the Independent Directors, to conduct a comprehensive review of supervisory, compliance and other policies and procedures designed to detect and prevent breaches of fiduciary duty, the Code of Ethics and federal securities laws, generally including, as applicable, market timing controls, pricing practices, utilization of short-term trading and controls for deterring such, and mutual fund sales practices. The Independent Compliance Consultant shall conclude reviews of each Respondent within 120 days after the entry of the Orders and submit its reports, with recommendations, to the Funds’ Boards of Directors, the SEC staff and each Respondent, who may then adopt such recommendations or advise, within a limited time frame, of any recommendations considered unnecessary or inappropriate;

•                    Submit to the SEC, no later than 24 months after entry of the SEC Order, the written certification of each Respondent’s chief executive officer that the respective Respondent has fully adopted and complied in all material respects with the undertakings set forth in the SEC Order and the recommendations of the Independent Compliance Consultant;

•                    No later than October 1, 2006, establish reduced Net Management Fee Rates for certain mutual funds, which will result in a reduction of $5 million per year (for a period of five years) in fees that would otherwise have been paid by such funds;

•                    Disclose via website, within 120 days of the Effective Date of the AOD, a calculator that will enable an investor to calculate (i) the actual fees and costs on a fund-by-fund basis charged to them based upon their most recent quarterly closing balance (the “Actual Fees”), and (ii) the fees and costs that would be charged in a hypothetical investment of $10,000 held for the next 10 years and the impact of such fees and costs of fund returns for each year and cumulatively, assuming (x) a 5% return for each year and continuation of the reduced Net Management Fee Rates for disclosures made through October 31, 2011, and (y) a 5% return each year and the then-current Net Management Fee Rates for disclosures made after October 31, 2011 (the “Hypothetical Fees”);

•                    Include in each investor’s periodic account statement(s), beginning December 31, 2006, or as soon as practicable but no later than March 31, 2007, the Actual and Hypothetical Fees;

•                    Disclose, subject to SEC approval, in the applicable prospectus or amendment thereto a summary of the Hypothetical Fees;

•                    No payments made or costs incurred by the Respondents will be borne by fund shareholders and none of the Respondents or any affiliates shall assess any fee or charge to any fund shareholders to defray, recoup or reimburse any such payments or costs, including the reduction in management fees; within 15 days of the end of fiscal years 2006-2011, each Respondent’s president or chief executive officer shall certify to the NYAG as to compliance in all material respects therewith; and

•                    Pay a $2 million penalty to be used for investor education in the State of Kansas.

The AOD also addresses the appointment or engagement of certain officers and consultants to perform certain duties and responsibilities, and conditions which must be met in order for the Respondents to serve as an investment advisor to the Funds. Such conditions include, but are not limited to, the following: (i) that the Funds’ Chairman of the Board be independent, (ii) at least 75% of the Funds’ Board of Directors be “disinterested” and Independent Members, (iii) a Senior Officer or Independent Compliance Consultant make certain acknowledgements, be provided requisite hiring authority and assigned certain duties and responsibilities, and (iv) the reasonableness of proposed management fees be determined using an annual independent written evaluation prepared by the Senior Officer or Independent Fee Consultant, taking into consideration certain assumptions, a summary of such evaluation to be publicly disclosed to fund shareholders.

See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

These settlements resolve outstanding investigations and conclude negotiations with these authorities regarding market timing allegations.

Williams Excessive Fee Litigation

See Note 17 of the Notes to the Consolidated Financial Statements of the Company’s 2005 Form 10-K and Note 9 of the Notes to the Unaudited Consolidated Financial Statements of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 for the background, description and discussion of this matter. On May 30, 2006, the investment advisor and underwriter subsidiaries of the Company for the Ivy Funds were dismissed from the case with prejudice. The investment advisor and underwriter subsidiaries of the Company for the Advisors Funds are still defendants in the case. Trial is currently set to begin on October 24, 2006.

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

Waddell & Reed Financial, Inc. vs. Torchmark Corporation

See Note 17 of the Notes to the Consolidated Financial Statements of the 2005 Form 10-K and Note 9 of the Notes to the Unaudited Consolidated Financial Statements of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 for the background, description and discussion of this matter.

During the second quarter of 2006, the arbitration in this matter was concluded. Post-hearing briefs have been submitted. It is anticipated that the arbitration panel will render a ruling within the next 45 days. Torchmark contends that it is owed approximately $8 million, including interest. The Company contends that it is not obligated to pay the $8 million and, in fact, is owed several million dollars by Torchmark representing refunds received by Torchmark from the State of Kansas.

In the opinion of management, the ultimate resolution and outcome of this matter is uncertain. The ultimate resolution of the matter, or an adverse determination against the Company could have a material adverse impact on the financial position and results of operations of the Company.

NASD Enforcement Action

See Note 17 of the Notes to the Consolidated Financial Statements of the Company’s 2005 Form 10-K and Note 9 of the Notes to the Unaudited Consolidated Financial Statements of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 for the background, description and discussion of this matter.

On May 30, 2006, restitution of approximately $2.3 million was paid by the Company to variable annuity clients. Of this $2.3 million, approximately $920 thousand was to be deposited back into the clients’ existing variable annuities. The remainder was remitted directly to the annuity holders. This final payment resolves the matter.

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

Highlights for the current quarter:

•                  Overall gross sales increased 89% to $2.2 billion compared to the second quarter of 2005.

•                  Total assets under management increased $5.9 billion compared to the second quarter of 2005.

•                  Shareholder accounts grew to 2.83 million at quarter-end.

•                  Settlement with the SEC and state regulators, resulting in a pre-tax charge of $55.0 million.

•                  Goodwill impairment of $20.0 million related to our subsidiary, ACF.

Recent Accounting Developments

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS 123R, which the Company adopted effective January 1, 2006. The revised standard eliminated the intrinsic value method of accounting required under APB 25 and requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company adopted SFAS 123R using the modified prospective transition method of adoption, which does not require restatement of prior periods. Under that transition method, compensation expense recognized in 2006, for all share-based payments granted after December 31, 2005, is based on the grant date fair value of the stock grants less estimated forfeitures.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. We are in the process of evaluating the impact of the adoption of this interpretation on our results of operations and financial condition.

Results of Operations — Three and Six Months Ended June 30, 2006 as Compared with Three and Six Months Ended June 30, 2005

Net Income/Loss

Net loss for the second quarter of 2006 was $33.0 million, or $0.40 per diluted share, compared to a net loss of $7.1 million, or $0.09 per diluted share, for the same period in 2005. The net loss in the second quarter of 2006 is primarily attributable to the settlement with the SEC, the New York Attorney General and the Kansas Securities Commission related to market timing investigations which resulted in a charge of $55 million, $12 million of which represented non-deductible penalties. The settlement with the SEC totaled $50 million, to be distributed to the certain Funds pursuant to a plan to be developed by an independent consultant and approved by the Funds’ boards of directors. We are also required to engage independent consultants to develop the distribution plan and review supervisory, compliance and other policies and procedures, at a projected cost of $3 million accrued as part of the charge. We agreed to a $2 million penalty to be designated for investor education in the State of Kansas, and to reduce management fees by $5 million per year for each of the next five years in the Advisors Funds and the Target Funds. The fee concessions are separate from the amounts to the SEC and the Kansas Securities Commission and are not part of the $55 million charge. Net loss was also impacted by a non-deductible goodwill impairment charge of $20 million related to ACF. Net loss in the prior year’s second quarter was impacted by legal and regulatory settlements of $35.0 million, $6.3 million in costs related to the separation of employment of our former chief executive officer, and severance and restructuring costs in our Advisors channel.

	For the three months ended
	June 30, 2006	June 30, 2005
	(in thousands)
Net Loss	$(33,022)	(7,087)
Loss per share:
Basic	$(.40)	(.09)
Diluted	$(.40)	(.09)

Net loss for the six months ended June 30, 2006 was $8.4 million, or $0.10 per diluted share, compared to net income of $15.7 million, or $0.19 per diluted share, for the six months ended June 30, 2005. In addition to the regulatory settlement and goodwill impairment charges totaling $75 million mentioned above, year-to-date results in 2006 were negatively impacted by employee separation costs recorded in the first quarter of $1.9 million at ACF in response to performance issues and related loss of assets under management. Net income in the prior year’s comparable period was impacted by charges of $41.3 million as previously discussed.

	For the six months ended
	June 30, 2006	June 30, 2005
	(in thousands)
Net Income (Loss)	$(8,430)	15,663
Earnings (Loss) per share:
Basic	$(.10)	.19
Diluted	$(.10)	.19

In connection with the adoption of SFAS 123R in the first quarter 2006, we recognized a cumulative effect of change in accounting principle. In prior periods, we chose to record forfeitures of restricted stock when they occurred rather than estimate their impact on the date of grant. Upon implementation of SFAS 123R, we recognized expected forfeitures on awards granted prior thereto as an adjustment to compensation cost. The cumulative effect of this adjustment, net of tax, was income of $0.3 million.

Total Revenues

Total revenues increased 20% to $181.3 million and 18% to $354.4 million for the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005. Increases in both periods can be attributed to growth in average assets under management of 17% and 16% for the three and six months ended June 30, 2006, respectively, and an increase in gross sales of 89% and 69% for the three and six months ended June 30, 2006, respectively, compared to the same periods in the prior year.

	For the three months ended
	June 30, 2006	June 30, 2005	Variance
	(in thousands, except percentage data)
Investment management fees	$78,190	64,533	21%
Underwriting and distribution fees	80,494	65,833	22%
Shareholder service fees	22,627	20,320	11%
Total revenues	$181,311	150,686	20%

	For the six months ended
	June 30, 2006	June 30, 2005	Variance
	(in thousands, except percentage data)
Investment management fees	$152,239	128,115	19%
Underwriting and distribution fees	157,506	133,178	18%
Shareholder service fees	44,636	40,130	11%
Total revenues	$354,381	301,423	18%

Investment Management Fee Revenues

Investment management fee revenues were $78.2 million for the quarter ended June 30, 2006, representing an increase of $13.7 million, or 21%, from last year’s second quarter. Total average assets under management for the current quarter were $44.9 billion compared to $38.2 billion for the second quarter of 2005. For the six months ended June 30, 2006, investment management fee revenues were $152.2 million, an increase of $24.1 million, or 19%, from the comparable period in 2005. Total average assets under management for the first six months of 2006 were $44.3 billion compared to $38.3 billion for the same period in 2005.

Revenues from investment management services provided to our retail mutual funds, which are distributed through the Advisors and the Wholesale channels, increased $13.7 million, or 26%, for the quarter ended June 30, 2006 compared to the same quarter in the prior year, while the related retail average assets increased 24% to $37.1 billion. For the six months ended June 30, 2006, revenues from investment management services provided to our retail mutual funds increased $25.1 million, or 24%, compared to the first six months of 2005, while the related retail average assets increased 22% to $36.4 billion. Investment management fee revenues increased more than the related retail average assets due to significant sales growth in Ivy specialty funds, which tend to have higher management fee rates. Retail sales in the second quarter of 2006 were $2.0 billion, a 90% increase over sales in the second quarter of 2005, and were $4.0 billion for the six months ended June 30, 2006, a 78% increase over the same period in 2005.

Institutional and separate account revenues remained level at $11.0 million for the second quarter of both 2006 and 2005. Reductions in management fee revenues of $800 thousand earned by ACF for the second quarter of 2006 compared to the same quarter in 2005, based on a decline in average assets of 45% over the same period, were offset by increases in management fee revenues earned by other components of the Institutional channel. Year-to-date institutional and separate account revenues decreased 5% to $21.1 million in 2006 compared to the same period in 2005 primarily due to ACF’s reduced management fee revenues.

The following tables provide information regarding the composition of our average assets under management by asset class and distribution channel.

	Second Quarter 2006
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$23,870	8,271	7,147	$39,288
Fixed Income	3,855	334	614	4,803
Money Market	735	63	—	798
Total	$28,460	8,668	7,761	$44,889

	Second Quarter 2005
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$20,252	4,762	7,606	$32,620
Fixed Income	3,933	313	621	4,867
Money Market	670	56	—	726
Total	$24,855	5,131	8,227	$38,213

	Year to Date 2006
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$23,719	7,723	7,269	$38,711
Fixed Income	3,867	338	614	4,819
Money Market	724	59	—	783
Total	$28,310	8,120	7,883	$44,313

	Year to Date 2005
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$20,303	4,622	7,737	$32,662
Fixed Income	3,962	318	630	4,910
Money Market	682	55	—	737
Total	$24,947	4,995	8,367	$38,309

Change in Assets Under Management

The following tables summarize changes in our assets under management by distribution channel. All sales are net of commissions. The activity includes all Funds and institutional business, including money market funds and net asset value accounts for which we receive no commissions.

	Second Quarter 2006
	Advisors	Wholesale	Institutional	Total
	(in millions)
Beginning Assets	$28,630	8,227	7,995	$44,852

Sales (net of commissions)	847	1,175	222	2,244
Redemptions	(810)	(505)	(369)	(1,684)
Net Sales	37	670	(147)	560

Net Exchanges	(40)	38	—	(2)
Reinvested Dividends & Capital Gains	112	25	30	167
Net Flows	109	733	(117)	725

Market Depreciation	(378)	(8)	(190)	(576)
Ending Assets	$28,361	8,952	7,688	$45,001

	Second Quarter 2005
	Advisors	Wholesale	Institutional	Total
	(in millions)
Beginning Assets	$24,921	5,022	8,242	$38,185

Sales (net of commissions)	560	503	123	1,186
Redemptions	(824)	(286)	(349)	(1,459)
Net Sales	(264)	217	(226)	(273)

Net Exchanges	(14)	11	—	(3)
Reinvested Dividends & Capital Gains	53	16	30	99
Net Flows	(225)	244	(196)	(177)

Market Appreciation	696	101	269	1,066
Ending Assets	$25,392	5,367	8,315	$39,074

	Year to Date 2006
	Advisors	Wholesale	Institutional	Total
	(in millions)
Beginning Assets	$27,188	6,729	7,946	$41,863

Sales (net of commissions)	1,690	2,326	394	4,410
Redemptions	(1,659)	(853)	(819)	(3,331)
Net Sales	31	1,473	(425)	1,079

Net Exchanges	(104)	99	—	(5)
Reinvested Dividends & Capital Gains	160	35	59	254
Net Flows	87	1,607	(366)	1,328

Market Appreciation	1,086	617	107	1,810
Ending Assets	$28,361	8,953	7,687	$45,001

	Year to Date 2005
	Advisors	Wholesale	Institutional	Total
	(in millions)
Beginning Assets	$25,297	4,702	8,659	$38,658

Sales (net of commissions)	1,142	1,114	361	2,617
Redemptions	(1,558)	(588)	(855)	(3,001)
Net Sales	(416)	526	(494)	(384)

Net Exchanges	(31)	25	—	(6)
Reinvested Dividends & Capital Gains	92	17	63	172
Net Flows	(355)	568	(431)	(218)

Market Appreciation	450	97	87	634
Ending Assets	$25,392	5,367	8,315	$39,074

The second quarter of 2006 yielded overall gross sales of $2.2 billion, an increase of $1.1 billion, or 89%, over the same period in 2005. Gross sales of the Advisors, Wholesale and Institutional channels improved 51%, 134% and 80% to $847 million, $1.2 billion and $222 million, respectively, over the same quarter last year. Gross sales of $4.4 billion were recorded for the six months ended June 30, 2006, an increase of $1.8 billion, or 69%, over the same period in 2005. Gross sales of the Advisors, Wholesale and Institutional channels improved 48%, 109% and 9% to $1.7 billion, $2.3 billion and $394 million, respectively, over the first six months of last year. Gross sales of subadvised funds were $751 million and $1.6 billion for the three and six months ended June 30, 2006.

Long-term redemption rates (which exclude money market fund redemptions) in the Advisors channel improved to 8.9% in this year’s second quarter and 9.4% year-to-date, compared to 10.6% in the second quarter of 2005 and 10.1% for the first six months of 2005. In the Wholesale channel, long-term redemption rates were higher in this year’s second quarter, at 23.1%, compared to 21.8% in the same period last year. The second quarter rate of 23.1% increased from the first quarter 2006 rate of 18.3%, primarily due to higher redemptions in one of our specialty funds. For the six months ended June 30, 2006, however, the Wholesale channel’s long-term redemption rates decreased to 20.8% compared to 23.2% for the comparable period in 2005. During the second quarter of 2006, the long-term redemption rate for our institutional business increased to 19.1% from 17.0% compared to the second quarter of 2005 and increased slightly, from 20.6% to 21.0%, for the six month period ended June 30, 2006 compared to 2005. These redemption rate increases in our institutional business were primarily due to ACF.

Underwriting and Distribution Fee Revenues and Expenses

The following tables illustrate our underwriting and distribution fee revenues and expenses segregated by the method of distribution within the respective Advisors or Wholesale channel:

	Second Quarter 2006
		Wholesale
	Advisors	Third-Party	Legend	Total
	(in thousands)
Revenue	$57,724	9,468	13,302	$80,494
Expenses
Direct	40,736	12,708	8,992	62,436
Indirect	21,523	4,917	2,669	29,109
	62,259	17,625	11,661	91,545
Net Underwriting & Distribution	($4,535)	(8,157)	1,641	($11,051)

	Second Quarter 2005
		Wholesale
	Advisors	Third-Party	Legend	Total
	(in thousands)
Revenue	$50,063	4,501	11,269	$65,833
Expenses
Direct	33,658	6,887	7,762	48,307
Indirect	18,509	3,603	3,008	25,120
	52,167	10,490	10,770	73,427
Net Underwriting & Distribution	($2,104)	(5,989)	499	($7,594)

	Year to Date 2006
		Wholesale
	Advisors	Third-Party	Legend	Total
	(in thousands)
Revenue	$114,004	17,377	26,125	$157,506
Expenses
Direct	79,204	23,799	17,646	120,649
Indirect	41,389	8,749	5,512	55,650
	120,593	32,548	23,158	176,299
Net Underwriting & Distribution	($6,589)	(15,171)	2,967	($18,793)

	Year to Date 2005
		Wholesale
	Advisors	Third-Party	Legend	Total
	(in thousands)
Revenue	$102,268	8,678	22,232	$133,178
Expenses
Direct	69,577	13,572	15,050	98,199
Indirect	37,003	6,786	5,728	49,517
	106,580	20,358	20,778	147,716
Net Underwriting & Distribution	($4,312)	(11,680)	1,454	($14,538)

Distribution Margin

The Advisors channel distribution margin, which excludes our wholesale efforts and better reflects the activity of our sales force only, was -7.9% in this year’s second quarter compared to - 4.2% for last year’s comparative period due primarily to an increase in indirect expenses for costs associated with additional computer services to support the Advisors’ sales efforts and an increase in sales convention expense.

Advisors Channel

Underwriting and distribution revenues earned in our Advisors channel in this year’s second quarter increased $7.7 million, or 15%, from the comparative period last year to $57.7 million mainly due to:

•                  higher Rule 12b-1 asset based service and distribution fees of $4.1 million; and

•                  increased commissions on front-load products of $4.0 million on a 39% increase in related sales and a product mix shift toward products with lower sales load rates.

Underwriting and distribution revenues earned in our Advisors channel for the six months ended June 30, 2006 increased $11.7 million, or 11%, from the comparative period last year to $114.0 million mainly due to:

•                  increased commissions on front-load products of $8.2 million on a 36% increase in related sales and a product mix shift toward products with lower sales load rates; and

•                  higher Rule 12b-1 asset based service and distribution fees of $3.8 million. This was due to an increase of $6.7 million in fees as average assets under management increased 13% over the first six months of the prior year, offset by a $2.9 million true-up adjustment to increase Rule 12b-1 revenues recorded in the first quarter of 2005.

The following tables illustrate commissionable investment product sales by our financial advisors, including sales of our InvestEd portfolios. Sales are shown gross of commissions and exclude sales by Legend retirement advisors, money market funds, other mutual funds, insurance products, and mutual funds sold at net asset value for which we receive no commission.

			Variance
	2Q 2006	2Q 2005	Amount	Percentage
	(in millions, except percentage data)

Front-end load sales (Class A)	$464	316	148	47%
Variable annuity products	84	79	5	6%
Front-load product total	548	395	153	39%

Deferred-load sales (Class B & C)	51	56	(5)	-9%
Allocation products	16	6	10	167%
Total advisor sales	$615	457	158	35%

			Variance
	YTD 2006	YTD 2005	Amount	Percentage
	(in millions, except percentage data)

Front-end load sales (Class A)	$936	639	297	46%
Variable annuity products	147	158	(11)	-7%
Front-load product total	1,083	797	286	36%

Deferred-load sales (Class B & C)	107	114	(7)	-6%
Allocation products	29	15	14	93%
Total advisor sales	$1,219	926	293	32%

Total underwriting and distribution expenses in our Advisors channel increased $10.1 million, or 19%, to $62.3 million for the second quarter of 2006.

•                  Direct expenses increased $7.1 million during the current quarter compared to last year’s second quarter mainly due to:

•                  higher point-of-sale commissions of $3.9 million resulting from increased front-load product sales; and

•                  higher Rule 12b-1 asset based service and distribution fees of $3.1 million.

•                  Direct expenses increased $9.6 million during the six months ended June 30, 2006 compared to the same period in the prior year mainly due to:

•                  higher point-of-sale commissions of $7.1 million resulting from increased front-load product sales; and

•                  higher Rule 12b-1 asset based service and distribution fees of $2.1 million. This was due to an increase of $5.0 million in expenses for servicing and distributing select share classes in line with the increase to average assets under management, offset by a $2.9 million true-up adjustment in the first quarter of 2005 to increase Rule 12b-1 expenses.

•                  Indirect expenses increased $3.0 million, or 16%, from last year’s second quarter to $21.5 million, due to costs associated with additional computer services instituted to support the Advisors’ sales efforts of over $2.0 million and an increase in sales convention expense of $0.8 million. Indirect expenses increased $4.4 million, or 12%, for the six months ended June 30, 2006 compared to the same period in 2005 due to additional computer services as mentioned above of $2.5 million and an increase in sales convention expense of $1.3 million.

Wholesale Channel

Underwriting and distribution revenues earned in the Wholesale channel increased by $7.0 million in the current quarter compared to the second quarter of 2005 mainly due to:

•                  increased third-party revenue of $5.0 million earned primarily from higher Rule 12b-1 asset based service and distribution fees due to an increase in average assets under management; and

•                  higher point-of-sale commissions and Rule 12b-1 service fee revenue of $2.0 million earned by Legend during the second quarter of 2006.

Underwriting and distribution revenues earned in the Wholesale channel increased by $12.6 million for the six months ended June 30, 2006 compared to the same period in 2005 mainly due to:

•                  increased third-party revenue of $8.7 million earned primarily from higher Rule 12b-1 asset based service and distribution fees due to an increase in average assets under management; and

•                  higher point-of-sale commissions and Rule 12b-1 service fee revenue of $3.9 million earned by Legend during the current year period.

Underwriting and distribution expenses in the Wholesale channel increased by $8.0 million in the second quarter of 2006 compared to last year’s second quarter. Direct expenses accounted for $7.1 million of the increase. The increase in direct expenses was the result of the following:

•                  higher asset based expenses for Rule 12b-1 service and distribution and point of sale commissions of $3.2 million;

•                  higher deferred acquisition amortization expense of $1.1 million;

•                  higher commissions paid by Legend of $1.3 million due to an increase in assets under administration; and

•                  higher commissions paid to wholesalers of $1.4 million due to increased sales volume.

Indirect expenses in the Wholesale channel increased $0.9 million in the second quarter of 2006 compared to 2005 due to additional headcount and higher wholesaling support costs.

Underwriting and distribution expenses in the Wholesale channel increased by $14.6 million for the first six months of 2006 compared to the first six months of last year. Direct expenses accounted for $12.8 million of the increase. The increases in direct expenses resulted from the following:

•                  higher asset based expenses for Rule 12b-1 service and distribution fees and point of sale commissions of $5.8 million;

•                  higher deferred acquisition amortization expense of $2.1 million;

•                  higher commissions paid by Legend of $2.7 million due to an increase in assets under administration; and

•                  higher commissions paid to wholesalers of $2.3 million due to increased sales volume.

Indirect expenses in the Wholesale channel increased $1.8 million for the first six months of 2006 compared to 2005 due to additional headcount and higher wholesaling support costs.

Shareholder Service Fee Revenue

Shareholder service fee revenues for the quarter from transfer agency, custodian and accounting services were $22.6 million, an increase of $2.3 million, or 11%, from the second quarter of 2005. The average number of shareholder accounts, one of the primary drivers of service fee revenue, also increased 11% to 2.79 million at June 30, 2006, compared with 2.51 million at June 30, 2005. Shareholder service fee revenues for the six months ended June 30, 2006 were $44.6 million, an increase of $4.5 million, or 11%, from the comparable period in 2005. The average number of shareholder accounts for the six month period increased 10% to 2.74 million at June 30, 2006, compared with 2.48 million at June 30, 2005.

Compensation and Related Costs

On April 2, 2006, we granted 1,057,900 shares of restricted stock with a fair market value of $23.10 per share under the Company 1998 Stock Incentive Plan, as amended and restated, and the Company 1998 Executive Stock Award Plan, as amended and restated. The value of those shares, aggregating $24.4 million, will be amortized to expense over the four year vesting period.

In the second quarter of 2006, compensation and related costs increased by $1.0 million, or 4%, to $27.1 million compared to the same period in 2005. The second quarter of 2005 included $2.7 million in charges associated with the resignation of our former CEO. Excluding these charges, compensation and related costs increased $3.7 million. Share-based compensation accounted for $2.3 million of the increase because of higher amortization expense associated with our annual grant of restricted stock. The remaining increase was due to increases in salaries, wages and related payroll taxes of $700 thousand and higher bonus accruals of approximately $1.0 million.

In the first six months of 2006, compensation and related costs increased by $7.9 million, or 16%, to $56.5 million compared to the same period in 2005. During 2006, we incurred charges of $1.9 million (which included $1.5 million of share-based compensation expense) at ACF in response to performance issues and related loss of assets under management. Additionally, the six month period ended June 30, 2005 included $2.7 million in special charges as discussed above. Excluding these charges, compensation and related costs increased $8.7 million. Share-based compensation accounted for $3.6 million of this increase because of higher amortization expense associated with our annual grant of restricted stock. Additionally, salaries, wages and related payroll taxes increased $2.5 million. Other increases in compensation and related costs were due to headcount and salary increases and higher accruals for incentive compensation. Average employee headcount increased 3.7%.

Share-based compensation, previously reported as a separate line item in the consolidated statement of operations, has been included in compensation expense for both periods presented.

Subadvisory Fees

Subadvisory fees represent fees paid to other asset managers for providing advisory services for certain Ivy and Target mutual fund portfolios. These subadvisory relationships were in place when we acquired certain businesses, and are with asset managers who specialize in certain investment styles not offered by the Company. Subadvisory fees for the three and six months ended June 30, 2006 were $7.6 million and $14.1 million, respectively, representing increases of $3.5 million and $6.5 million, respectively, from last year’s comparable periods. The increases are due to an increase from $3.7 billion to $7.0 billion in the average assets under management of subadvised funds from the second quarter of 2005 to the second quarter of 2006, and an increase from $3.4 billion to $6.6 billion from the first six months of 2005 to the same period in 2006.

General and Administrative Costs

General and administrative expenses increased by $15.1 million to $65.0 million for the second quarter of 2006 compared to the same quarter in the prior year and increased $15.1 million to $75.2 million for the six months ended June 30, 2006 compared to the same period in the prior year. The three and six month periods in both years included the following charges: $55.0 million in 2006 for the settlement with the SEC and state regulators, and $38.2 million in 2005 for the settlement of outstanding legal matters with Torchmark Corporation for various actions and the NASD and a consortium of states relating to variable annuity sales practices. Excluding these charges, general and administrative expenses decreased $1.7 million for the three and six months ended June 30, 2006 compared to the prior year. The decrease is due to lower legal costs and the use of more IT resources on distribution projects, which are included as part of underwriting and distribution expense.

Investment and Other Income, Interest Expense and Taxes

Investment and other income increased $700 thousand from last year’s second quarter to $2.1 million for the second quarter of 2006. The increase was due to increased earnings from higher average balances and interest rates on commercial paper holdings of $1.0 million, offset by a decrease in mutual fund trading portfolio returns of approximately $400 thousand. Investment and Other Income increased $1.6 million to $4.4 million for the six months ended June 30, 2006 compared to the same period in the prior year. The increase was due to increased earnings from higher average balances and interest rates on commercial paper holdings of $2.1 million and gains from the sale of available-for-sale securities of $1.0 million. Offsetting these increases was a decrease in mutual fund trading portfolio returns of approximately $950 thousand and a $750 thousand write-down for other-than-temporary decline in the market value of a municipal bond investment.

Interest expense decreased $700 thousand to $3.0 million compared to last year’s second quarter. The majority of the decrease was due to interest incurred on short-term borrowings in the prior year. There have been no outstanding short-term borrowings during the current year. We also refinanced $200 million in senior notes that matured in January 2006 (described below) at a rate of 5.6% and therefore accrued interest at a lower rate on our senior notes during the current quarter compared to last year. Interest expense also decreased $700 thousand to $6.2 million for the six months ended June 30, 2006 compared to the same period in the prior year due primarily to interest paid on short-term borrowings in the prior year.

The higher effective tax rate in the current year reflects the impact of non-deductible charges recorded in connection with a portion of the settlement of litigation with the SEC and state regulators and a non-deductible goodwill impairment charge for ACF. In 2005, the effective tax rate reflects non-deductible charges recorded in connection with the settlement of litigation with the NASD and consortium of states related to variable annuity sales practices in 2005. We expect our normalized effective income tax rate to be in the range of 36.2% to 36.5%.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operations. Cash and cash equivalents were $190.6 million at June 30, 2006, an increase of $27.8 million from December 31, 2005. Cash and cash equivalents at June 30, 2006 and December 31, 2005 include reserves of $29.9 million and $26.1 million, respectively, for the benefit of customers in compliance with securities regulations.

Cash flow from operations is our primary source of funds, and totaled $59.5 million for the first six months of 2006 compared to $18.9 million for the same period in 2005. Timing of settlement payments and litigation insurance recoveries between periods and an increase in customer cash contributed to the increase in operating cash flows during the current year. We expect to make payments in August of 2006 of $52 million related to settlements with regulatory authorities discussed earlier.

Cash flow used in investing activities was $3.2 million for the six months ended June 30, 2006 compared to cash flow provided by investing activities of $67.7 million for the same period in 2005. During the current year, proceeds from the sale or maturity of available-for-sale securities of $3.6 million were offset by $2.2 million of purchases of available-for-sale securities and $4.6 million in capital expenditures, mainly for home office expansion, data processing equipment, software development and computer software. In 2005, the Company received proceeds from the sale or maturity of available-for-sale securities of $72.0 million and expended $4.3 million for capital additions.

Cash flow used in financing activities for the six months ended June 30, 2006 was $28.5 million compared to $52.1 million for the same period in 2005. On January 13, 2006, the Company issued $200 million in principal amount 5.6% senior notes resulting in net proceeds of approximately $199.9 million. The Company used the net proceeds, together with cash on hand, to repay the entire $200 million aggregate principal amount outstanding of its existing 7.5% variable rate debt. The Company paid dividends in 2006 and 2005 of $25.3 million and $25.0 million, respectively, and received cash from the exercise of stock options of $1.1 million and $1.0 million in the respective periods. The Company repurchased common stock in connection with the vesting of employee restricted stock to cover their minimum tax withholdings of $4.7 million and $1.1 million in 2006 and 2005, respectively. In the first six months of 2005, we had net short-term debt repayments of $21.0 million and purchased $6.0 million of our common stock.

We entered into a three-year revolving credit facility effective October 7, 2005, which initially provides for borrowings of up to $200.0 million. At June 30, 2006, there was no balance outstanding under the facility. In addition, there were no outstanding balances on money market loans at June 30, 2006.

Future Capital Requirements

We expect significant uses of cash in 2006 to include expected dividend payments, interest payments on outstanding debt, share repurchases, legal and regulatory settlements, pension funding, home office leasehold improvements and potential acquisitions. Management believes its available cash, marketable securities, and expected cash flow from operations will be sufficient to fund its operating and capital requirements for 2006. We may continue to repurchase shares of our common stock from time to time, as management deems appropriate. Share repurchases should be financed by our available cash and investments and/or cash from operations.

Long-term capital requirements include capital expenditures primarily for enhancement of technology infrastructure, strategic acquisitions, payment of dividends, repayment and servicing of the Company’s debt obligations and repurchases of the Company’s stock.

Critical Accounting Policies and Estimates

Management believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Due to the implementation of SFAS 123R, we identified a new critical accounting policy related to share-based compensation, which is listed below. The Company’s other critical accounting policies and estimates are disclosed in the “Critical Accounting Policies and Estimates” section of our 2005 Form 10-K.

Share-Based Compensation

We account for share-based compensation in accordance with SFAS 123R. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date and is recognized as expense on a straight-line basis over the four year vesting period. Determining the fair value of share-based awards at grant date requires judgment, including estimating the amount of share-based awards expected to be forfeited. If actual results differ significantly from these estimates, our results of operations could be materially impacted.

Supplemental Information

	Second	Second		Year-to-	Year-to-
	Quarter	Quarter		Date	Date
	2006	2005	Change	2006	2005	Change
Redemption rates—long term (annualized)
Advisors	8.9%	10.6%		9.4%	10.1%
Wholesale	23.1%	21.8%		20.8%	23.2%
Institutional	19.1%	17.0%		21.0%	20.6%
Total	13.4%	13.5%		13.6%	14.2%

Sales per advisor (000’s) (1)
Total	269	188	43.1%	527	376	40.2%
2+ Years (2)	396	289	37.0%	784	575	36.3%
0 to 2 Years (3)	83	49	69.4%	145	100	45.0%

Gross production per advisor	15.9	13.4	18.7%	31.8	26.3	20.9%

Number of financial advisors (1)	2,273	2,422	-6.2%	2,273	2,422	-6.2%
Average number of financial advisors (1)	2,284	2,434	-6.2%	2,313	2,459	-5.9%

Number of shareholder accounts (000’s)	2,833	2,530	12.0%	2,833	2,530	12.0%

Number of shareholders	651,542	642,037	1.5%	651,542	642,037	1.5%

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

The Company has had no significant changes in its Quantitative and Qualitative Disclosures About Market Risk from that previously reported in the Company’s 2005 Form 10-K.

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

Item 1A.         Risk Factors

The Company has had no significant changes to its Risk Factors from those previously reported in the Company’s 2005 Form 10-K.

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information about the shares of Class A common stock we repurchased during the second quarter of 2006.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program

April 1 - April 30	131,946	23.31	131,946	n/a	(1)
May 1 - May 31	803	22.28	803	n/a	(1)
June 1 - June 30	7,429	19.90	7,429	n/a	(1)

Total	140,178	23.12	140,178

(1)             On August 31, 1998, we announced that our Board of Directors approved a program to repurchase shares of our Class A common stock on the open market. Under the repurchase program, we are authorized to repurchase, in any seven-day period, the greater of (i) 3% of our outstanding Class A common stock or (ii) $50 million of our Class A common stock. We may repurchase our Class A common stock through the New York Stock Exchange, other national or regional market systems, electronic communication networks or alternative trading systems such as POSIT, during regular or after-hours trading sessions. POSIT is an alternative trading system that uses passive pricing to anonymously match buy and sell orders. To date, we have not used electronic communication networks or alternative trading systems to repurchase any of our Class A common stock and do not intend to use such networks or systems in the foreseeable future. Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased. During the second quarter of 2006, all stock repurchases were made pursuant to this repurchase program and were purchased in connection with funding employee income tax withholding obligations arising from the vesting of restricted shares with the exception of 887 shares in private repurchases.

Item 4.                          Submission of Matters to a Vote of Security Holders

(a)	Annual Meeting of Stockholders held on April 12, 2006.

(b)	Directors re-elected to additional three year terms at the Annual Meeting:

	Dennis E. Logue and Ronald C. Reimer

	Other Directors whose terms of office continued after the Annual Meeting:

	Henry J. Herrmann, Alan W. Kosloff, James M. Raines, William J. Rogers and Jerry W. Walton

(c)(1)	Election of Directors	For	Withheld

	Dennis E. Logue	64,234,093	4,976,591

	Ronald C. Reimer	67,041,700	2,168,984

	No broker non-votes on this proposal.

Item 5.                          Other Information

None.

Item 6.                          Exhibits and Reports on Form 8-K

(a)            Exhibits:

     3.1  Restated Certificate of Incorporation

10.1  Offer of Settlement. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on July 24, 2006 and incorporated herein by reference.

10.2  Assurance of Discontinuance. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on July 24, 2006 and incorporated herein by reference.

10.3  Stipulation for Consent Order. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on July 24, 2006 and incorporated herein by reference.

31.1  Section 302 Certification of Chief Executive Officer

31.2  Section 302 Certification of Chief Financial Officer

32.1  Section 906 Certification of Chief Executive Officer

32.2  Section 906 Certification of Chief Financial Officer

(b)           Reports on Form 8-K:

Current Report on Form 8-K Items 2.02 and 9.01 dated April 26, 2006. Furnished not filed. No financial statements were required to be filed.

Current Report on Form 8-K Items 1.01 and 9.01 dated July 24, 2006. No financial statements were required to be filed.

Current Report on Form 8-K/A Items 7.01 and 9.01 dated July 24, 2006. No financial statements were required to be filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 25th day of July 2006.

WADDELL & REED FINANCIAL, INC.

By:	/s/ Henry J. Herrmann
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Daniel P. Connealy
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Mark A. Schieber
Vice President and
Controller
(Principal Accounting Officer)