Form 10-Q
period 2006-09-30
WADDELL & REED FINANCIAL INC
filed 2006-10-24
CIK 1052100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒.

Shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Class	Outstanding as of October 20, 2006
Class A common stock, $.01 par value	84,144,329

Waddell & Reed Financial, Inc.

Form 10-Q

Quarter Ended September 30, 2006

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	September 30,	December 31,
	2006	2005
	(unaudited)
Assets
Assets:
Cash and cash equivalents	$158,464	162,775
Investment securities	45,184	51,701
Receivables:
Funds and separate accounts	35,977	33,405
Customers and other	42,616	43,261
Deferred income taxes	—	1,978
Prepaid expenses and other current assets	7,205	6,602
Total current assets	289,446	299,722

Property and equipment, net	50,989	52,963
Deferred sales commissions, net	20,251	15,899
Goodwill	175,309	195,309
Intangible assets	54,999	54,999
Other assets	13,979	13,379

Total assets	$604,973	632,271

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable	$72,024	60,930
Accrued sales force compensation	17,275	18,412
Accrued other compensation	18,987	14,536
Short-term notes payable	—	1,746
Income taxes payable	1,252	11,975
Deferred income taxes	1,404	—
Other current liabilities	38,905	49,185
Total current liabilities	149,847	156,784

Long-term debt	199,939	198,230
Accrued pensions and post-retirement costs	13,391	8,303
Deferred income taxes	13,754	15,707
Other	6,113	5,873
Total liabilities	383,044	384,897
Commitments and contingencies (Note 9)

Stockholders’ equity :
Common stock - $0.01 par value: 250,000 shares authorized; 99,701 shares issued; 84,078 shares outstanding (83,804 at December 31, 2005)	997	997
Additional paid-in capital	189,118	195,315
Retained earnings	371,171	393,043
Cost of 15,623 common shares in treasury (15,897 at December 31, 2005)	(339,820)	(343,100)
Accumulated other comprehensive income	463	1,119
Total stockholders’ equity	221,929	247,374

Total liabilities and stockholders’ equity	$604,973	632,271

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited, in thousands, except for per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005

Revenues:
Investment management fees	$77,955	68,857	230,194	196,972
Underwriting and distribution fees	77,908	68,069	235,414	201,248
Shareholder service fees	22,719	20,587	67,355	60,717

Total revenues	178,582	157,513	532,963	458,937

Operating expenses:
Underwriting and distribution	87,927	75,957	264,225	223,673
Compensation and related costs (including share-based compensation of $4.9 million, $4.3 million, $16.7 million and $13.3 million, respectively)	25,767	25,692	82,290	74,344
General and administrative	15,539	10,106	90,765	70,210
Subadvisory fees	7,960	4,953	22,108	12,619
Depreciation	2,970	2,651	8,780	7,435
Goodwill impairment	—	—	20,000	—

Total operating expenses	140,163	119,359	488,168	388,281

Operating income	38,419	38,154	44,795	70,656

Investment and other income	2,960	1,449	7,367	4,268
Interest expense	(3,048)	(3,659)	(9,286)	(10,598)

Income before provision for income taxes	38,331	35,944	42,876	64,326

Provision for income taxes	13,740	11,412	27,036	24,131

Net income before cumulative effect of change in accounting principle	24,591	24,532	15,840	40,195

Cumulative effect of change in accounting principle, net of tax	—	—	(321)	—

Net income	$24,591	24,532	16,161	40,195

Earnings per share before cumulative effect of change in accounting principle:
- Basic	$0.30	0.30	0.19	0.50
- Diluted	$0.30	0.30	0.19	0.49
Earnings per share:
- Basic	$0.30	0.30	0.20	0.50
- Diluted	$0.30	0.30	0.19	0.49
Weighted average shares outstanding:
- Basic	81,595	80,914	81,458	80,881
- Diluted	83,171	81,891	83,162	81,916

Dividends declared per common share	$0.1500	0.1500	0.4500	0.4500

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2006	2005	2006	2005

Net income	$24,591	24,532	16,161	40,195
Other comprehensive income:
Available-for sale investments:
Net unrealized appreciation of investments during the period, net of income taxes of $251, $465, $552 and $676, respectively	429	791	940	1,150
Derivatives:
Net unrealized loss on derivatives, net of income taxes of $0, $(21), $(174) and $(21), respectively	—	(36)	(297)	(36)
Reclassification adjustment for amounts included in net income, net of income taxes of $(636), $0, $(763) and $(381), respectively	(1,083)	—	(1,299)	(648)

Comprehensive income	$23,937	25,287	15,505	40,661

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of  Stockholders’ Equity

For the Nine Months Ended September 30, 2006
(Unaudited, in thousands)

						Accumulated
			Additional			other	Total
	Common stock		paid-in	Retained	Treasury	comprehensive	stockholders’
	Shares	Amount	capital	earnings	stock	income	equity

Balance at December 31, 2005	99,701	$997	$195,315	$393,043	$(343,100)	$1,119	$247,374

Net income	—	—	—	16,161	—	—	16,161
Share-based compensationm	—	—	16,174	9	—	—	16,183
Issuance of restricted shares	—	—	(21,963)	—	21,963	—	—
Dividends accrued	—	—	—	(38,042)	—	—	(38,042)
Exercise of stock options	—	—	(2,367)	—	8,531	—	6,164
Tax benefit from equity awards	—	—	1,959	—	—	—	1,959
Other stock transactions	—	—	—	—	(4,684)	—	(4,684)
Treasury stock repurchases	—	—	—	—	(22,530)	—	(22,530)
Change in fair value of derivatives	—	—	—	—	—	(297)	(297)
Reclassification for amounts included in net income	—	—	—	—	—	(1,299)	(1,299)
Unrealized gain on investment securities	—	—	—	—	—	940	940

Balance at September 30, 2006	99,701	$997	$189,118	$371,171	$(339,820)	$463	$221,929

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the nine months
	ended September 30,
	2006	2005

Cash flows from operating activities:
Net income	$16,161	40,195
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,972	8,386
Share-based compensation	16,183	13,316
Gain on sale of available-for-sale investments	(2,702)	(1,029)
Net purchases and sales of trading securities	(852)	1,675
Gain on trading securities	(156)	(448)
Goodwill impairment	20,000	—
Write down of investment securities	750	—
Loss on sale and retirement of property and equipment	163	136
Capital gains and dividends reinvested	(157)	(105)
Deferred income taxes	1,812	1,604
Changes in assets and liabilities:
Receivables from funds and separate accounts	(2,572)	(4,819)
Other receivables	693	3,514
Other assets	(4,355)	1,161
Accounts payable	11,094	(8,900)
Other liabilities	(14,005)	16,091

Net cash provided by operating activities	$51,029	70,777

Cash flows from investing activities:
Purchases of available-for-sale investment securities	(3,350)	—
Proceeds from sales of available-for-sale investment securities	11,774	66,464
Proceeds from maturity of available-for-sale investment securities	435	8,272
Additions to property and equipment	(6,969)	(7,786)
Cash paid for acquisitions	—	(15)

Net cash provided by investing activities	$1,890	66,935

Cash flows from financing activities:
Proceeds from long term debt and interest rate swap termination	199,862	—
Repayment of long term debt	(200,000)	—
Net short-term borrowings (repayments)	—	(35,000)
Cash dividends	(38,001)	(37,521)
Purchase of treasury stock	(22,530)	(5,997)
Exercise of stock options	6,164	1,232
Excess tax benefits from share-based payment arrangements	1,959	—
Other stock transactions	(4,684)	(1,823)

Net cash used in financing activities	$(57,230)	(79,109)

Net increase (decrease) in cash and cash equivalents	(4,311)	58,603

Cash and cash equivalents at beginning of period	162,775	83,900

Cash and cash equivalents at end of period	$158,464	142,503

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

In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only a normal and recurring nature) necessary to present fairly our financial position at September 30, 2006 and December 31, 2005, the results of operations for the three and nine months ended September 30, 2006 and 2005 and cash flows for the nine months ended September 30, 2006 and 2005 in conformity with accounting principles generally accepted in the United States.

2.              Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and short-term investments.  We consider all highly liquid investments with original or remaining maturities of 90 days or less at the date of purchase to be cash equivalents.  Cash and cash equivalents at September 30, 2006 and December 31, 2005 include amounts of $34.3 million and $26.1 million, respectively, for the benefit of customers segregated in compliance with federal and other regulations.  Substantially all cash balances are in excess of federal deposit insurance limits.

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

During 2005, the Company entered into two forward starting interest rate swap agreements with five-year fixed swap rates of 4.57% and 4.84%, respectively, on notional amounts of $100 million for each swap. The swaps were put in place to hedge against changes in forecasted interest payments on the 7.5% Notes attributable to changes in the LIBOR swap rate prior to the time we anticipated refinancing the 7.5% Notes in January 2006. We assessed the effectiveness of the swaps as hedges at their inception and in subsequent periods, and considered these swaps to be completely effective cash flow hedges under Statement of Financial Accounting Standards (“SFAS’) No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  As of December 31, 2005, net unrealized gains attributed to the forward swap cash flow hedges were approximately $1.6 million and were included as a component of other comprehensive income.

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

4.     Investment Securities

Investment Securities are as follows:

	Fair Value
	September 30,	December 31,
	2006	2005
	(in thousands)

Available-for-sale securities:
United States government-backed mortgage securities	$13	214
Municipal bonds	7,180	12,134
Corporate bonds	—	719
Affiliated mutual funds	26,951	29,927
	$34,144	42,994

Trading securities:
United States government-backed mortgage securities	129	—
Municipal bonds	511	—
Corporate bonds	416	—
Affiliated mutual funds	9,984	8,707
	$11,040	8,707

Total Investment Securities	$45,184	51,701

Certain information related to our available-for-sale securities is as follows:

	September 30,	December 31,
	2006	2005
	(in thousands)

Cost—available-for-sale securities	$26,202	34,654
Gross unrealized gains	8,099	8,937
Gross unrealized losses	(157)	(597)

Market value—available-for-sale securities	$34,144	42,994

Purchases and sales of trading securities for the nine months ended September 30, 2006 were $1,118 thousand and $201 thousand, respectively.

In the first quarter of 2006, the Company recorded a $750 thousand write-down for other-than-temporary impairment of a municipal bond classified as available-for-sale.  In the third quarter of 2006, the Company sold the same bond and recognized a gain on the sale of $183 thousand.

5.     Stockholders’ Equity

Earnings per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share data)

Net income, as reported	$24,591	24,532	16,161	40,195

Weighted average shares outstanding—basic	81,595	80,914	81,458	80,881

Dilutive potential shares from stock options and restricted stock awards, computed under the treasury stock method	1,576	977	1,704	1,035
Weighted average shares outstanding—diluted	83,171	81,891	83,162	81,916

Earnings per share before cumulative effect of change in accounting principle
Basic	$0.30	0.30	0.19	0.50
Diluted	$0.30	0.30	0.19	0.49

Earnings per share
Basic	$0.30	0.30	0.20	0.50
Diluted	$0.30	0.30	0.19	0.49

Anti-dilutive Securities

Options to purchase 2.8 million shares of common stock were excluded from the dilutive earnings per share calculation for the three and nine months ended September 30, 2006 and options to purchase 3.2 million shares and 2.8 million shares of common stock were excluded from the dilutive earnings per share calculation for the three and nine months ended September 30, 2005, respectively because they were anti-dilutive.  Excluded from the diluted earnings per share calculation were 1,944 shares of anti-dilutive unvested restricted stock for the nine months ended September 30, 2006 and 33,466 shares and 33,641 shares for the three and nine months ended September 30, 2005, respectively.

Dividends

On July 13, 2006, the Board of Directors (the “Board”) approved a dividend in the amount of $0.15 per share to stockholders of record as of October 6, 2006 to be paid on November 1, 2006.  The total dividend to be paid is approximately $12.6 million.

Common Stock Repurchases

The Board has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in our stock-based compensation programs.  There were 933,229 common shares repurchased in the open market and in private purchases for the three and nine months ended September 30, 2006.  No common shares were repurchased for the three months ended September 30, 2005.  A total of 292,600 common shares were repurchased in the open market for the nine months ended September 30, 2005.

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

Under our Stock Plans, the exercise price of a stock option is equal to the closing market price of the stock on the date of grant. The maximum term of non-qualified options granted under the SI Plan is ten years and two days and the options generally vest in 33 1/3% increments on the second, third and fourth anniversaries of the grant date. The maximum term of non-qualified options granted under the ESA Plan and NED Plan is 11 years and the options generally vest 10% each year, beginning on the first anniversary of the grant date. Our Stock Plans include a Stock Option Restoration Program feature (the “SORP”) that allows, on the first trading day of August, an employee to pay the exercise price on vested in-the-money options by surrendering common stock of the Company that has been owned for at least six months. This feature also permits an employee exercising an option to be granted new options in an amount equal to the number of common shares used to satisfy both the exercise price and withholding taxes due upon exercise. New options are granted with an expiration date equal to that of the original option and vest six months after the grant date. The SORP, which facilitates ownership of our common stock by management and key employees, results in a net issuance of shares of common stock and fewer stock options outstanding. We receive a current income tax benefit for stock option exercises.

Prior to January 1, 2006, the Company used the intrinsic value method as described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) to measure employee stock-based compensation as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).  Under this method, compensation expense related to stock options was measured as the difference between the exercise price and the fair value of the shares on the grant date, if any, and was recognized over the vesting period, which approximated the anticipated service period.

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

Had compensation cost for the Company’s stock-based compensation plans been determined using the fair value method as described in SFAS No. 123, the Company’s net income and earnings per share for the three and nine months ended September 30, 2005 would have approximated the pro forma amounts indicated below:

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
	(in thousands, except per share data)

Net income, as reported	$24,532	40,195
Add:
Total stock-based employee compensation expense included in reported net income, net of related tax effects	—	910
Deduct:
Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(174)	(1,332)

Pro forma net income	$24,358	39,773

Basic earnings per share
As reported	$0.30	0.50
Pro forma	$0.30	0.49
Diluted earnings per share
As reported	$0.30	0.49
Pro forma	$0.30	0.49

The weighted-average fair value of each stock option included in the preceding pro forma amounts was estimated using a Black-Scholes option-pricing model and was amortized over the vesting period of the underlying options.

A summary of stock option activity and related information for the nine months ended September 30, 2006 follows:

	Options	Weighted average exercise price
Outstanding, December 31, 2005	7,115,837	$22.27
Granted	7,410	21.20
Exercised	(402,610)	15.68
Terminated/Cancelled	(6,200)	31.30
Outstanding, September 30, 2006	6,714,437	$22.65
Exercisable, September 30, 2006	6,707,027	$22.66

SORP options with vesting periods of six months were the only options granted for the nine months ended September 30, 2006.  Share-based compensation expense related to the options issued under the SORP totaling $7 thousand was recorded for the three months ended September 30, 2006.  The expense was calculated using a Black-Scholes option-pricing model assuming 22.5% expected volatility, a risk-free interest rate of 4.92%, a 2.8% expected dividend yield and an expected life of 2.09 years.  Share-based compensation expense recorded in the first quarter 2006 related to 2005 SORP grants was $138 thousand and those grants are now fully amortized.

Following is a summary of options outstanding and exercisable at September 30, 2006:

	Outstanding Options			Exercisable Options
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$ 5.95 to $9.99	59,299	0.30	$7.77	59,299	$7.77
$10.00 to $14.99	639,274	2.27	14.31	639,274	14.31
$15.00 to $19.99	3,204,993	2.48	17.26	3,204,993	17.26
$20.00 to $29.99	913,743	2.79	25.88	906,333	25.92
$30.00 to $34.19	1,897,128	2.59	33.50	1,897,128	33.50
	6,714,437	2.51	$22.65	6,707,027	$22.66

The aggregate intrinsic value of outstanding options and exercisable options as of September 30, 2006 was $31,825,988 and $31,799,683, respectively.  The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $3.1 million and $1.6 million, respectively.

On April 25, 2005, the Compensation Committee of the Board approved the accelerated vesting of all then outstanding unvested options previously awarded to employees, financial advisors, officers and directors.  This resulted in the accelerated vesting of 624,267 options.  Of these options, 447,497 were “in-the-money” options having an exercise price less than the then current market price of the Company’s common stock and a weighted average exercise price of $13.90 per share.  In order to prevent unintended personal benefits to directors and executive officers with such options, the Board imposed restrictions on any shares received through the exercise of accelerated options held by those individuals.  These restrictions prevent the sale of any stock obtained through exercise of an accelerated option prior to its original vesting date, other than the disposition of stock as payment for the exercise price of options and associated income taxes, if any.

The Board approved the accelerated vesting of these options based on the belief that it was in the best interest of the stockholders to reduce future compensation expense that the Company would otherwise be required to report in its statement of operations upon adoption of SFAS No. 123R, “Share-Based Payment, (revised 2004)” (“SFAS No. 123R”) in the first quarter of 2006.  We anticipate that holders of “in-the-money” accelerated options will remain employed with the Company throughout the original vesting term of such options, and therefore, no expense will be recorded for these options unless option holders are able to exercise an option that would have expired unexercisable pursuant to its original terms.

Effective January 1, 2006, the Company adopted SFAS No. 123R.  The revised standard eliminated the intrinsic value method of accounting required under APB 25. The Company adopted SFAS No. 123R using the modified prospective transition method of adoption, which does not require restatement of prior periods.  Under that transition method, compensation expense recognized in 2006 for all share-based awards granted after December 31, 2005 is based on the grant date fair value of the awards, net of estimated forfeitures.

In its computation of stock-based compensation expense under APB 25, the Company recognized actual forfeitures when they occurred.  Under SFAS No. 123R, the Company is required to estimate forfeitures at the grant date.  The Company recognized a cumulative effect of change in accounting principle of $503 thousand ($321 thousand increase to net income after-tax) on January 1, 2006, the SFAS No. 123R adoption date, in order to adjust for expected forfeitures on all restricted awards made before December 31, 2005.

Prior to adopting SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of share-based awards as operating cash flows in the consolidated statement of cash flows.  SFAS No. 123R requires that the cash flows resulting from the tax benefits generated from tax deductions in excess of the compensation costs recognized for the share-based awards (excess tax benefits) be classified as financing cash flows.  The excess tax benefit of $2.0 million recorded for the nine months ended September

30, 2006, classified as a financing tax inflow, would have been classified as an operating cash flow prior to the Company’s adoption of SFAS No. 123R.

The Board approved grants of restricted shares of the Company’s Class A common stock in lieu of stock options beginning in 2002.  As of September 30, 2006, a total of 3,085,772 shares of unvested restricted stock were outstanding.  A summary of restricted share activity and related fair value for the nine months ended September 30, 2006 follows:

	Shares	Grant Date Fair Value
Unvested at January 1, 2006	2,686,569	$21.71
Granted	1,093,517	23.04
Vested	(616,958)	22.61
Forfeited	(77,356)	21.83
Unvested at September 30, 2006	3,085,772	$21.99

The total fair value of shares vested during the nine months ended September 30, 2006 and 2005 was $14.1 million and $4.3 million, respectively.

Consistent with the provisions of APB 25, the Company recorded the fair value of restricted stock grants and an offsetting deferred compensation amount within stockholders’ equity for unearned stock compensation cost.  Under SFAS No. 123R guidance, the Company has reclassified its deferred compensation balance to additional paid-in capital on the consolidated balance sheet.  As of September 30, 2006, there was $45.2 million of unamortized restricted stock compensation related to unvested restricted stock grants awarded under the Company’s Stock Plans.  As of September 30, 2006, the remaining unamortized expense is expected to be recognized over a weighted average period of 2.45 years.  For the three and nine months ended September 30, 2006, share-based compensation totaled $4.9 million and $16.7 million, respectively (excluding the cumulative effect of change in accounting principle). Share-based compensation totaled $4.3 million and $13.3 million, respectively, for the three and nine months ended September 30, 2005.

For restricted stock awards granted prior to the adoption of SFAS No. 123R, the Company will continue to recognize compensation expense over the full vesting period.  Had compensation expense for restricted stock awards issued prior to January 1, 2006 been determined based on the date a participant first becomes eligible for retirement, the Company’s net income in the three month periods ended September 30, 2006 and 2005 would have decreased by $26 thousand and increased by $72 thousand, respectively, and net income in the nine month periods ended September 30, 2006 and 2005 would have increased by $301 thousand and decreased by $217 thousand, respectively.

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

Based on our annual review of goodwill in the second quarter of 2006, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we recorded an impairment charge of $20.0 million related to our subsidiary, Austin Calvert & Flavin, Inc. (“ACF”). Factors that led to this conclusion included, but were not limited to, the negative impact of the continued decline in ACF’s asset under management and diminished involvement of ACF’s investment staff in mutual fund advisory responsibilities during the second quarter of 2006.  Continued asset redemptions place significant risk on ACF’s ability to achieve and maintain profitability, and therefore have adversely impacted its earnings potential.

The goodwill impairment is not deductible for income tax purposes and represents a permanent book-tax difference. As a result, no tax benefit has been recognized for the goodwill impairment charge.

At September 30, 2006 and December 31, 2005, consolidated gross goodwill was $213.9 million and $233.9 million, respectively, and consolidated accumulated amortization was $38.6 million and $38.6 million, respectively.  ACF’s remaining unamortized goodwill balance at September 30, 2006 was $7.2 million.

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

			Other Postretirement				Other Postretirement
	Pension Benefits		Benefits		Pension Benefits		Benefits
	Three months ended September 30,		Three months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
	(in thousands)				(in thousands)
Components of net periodic benefit cost:
Service cost	$1,362	1,400	75	106	4,085	4,199	224	317
Interest cost	1,187	1,206	52	77	3,561	3,618	156	230
Expected return on plan assets	(1,405)	(1,302)	—	—	(4,216)	(3,906)	—	—
Actuarial loss (gain) amortization	208	358	(10)	22	625	1,075	(27)	66
Prior service costs amortization	109	109	6	6	327	327	17	17
Transition obligation amortization	1	1	—	—	4	4	—	—

Total	$1,462	1,772	123	211	4,386	5,317	370	630

We anticipate that our contribution to the Pension Plan for 2006 will range from $5 to $7 million.  During the nine month period ended September 30, 2006, we did not make any contribution to the Pension Plan.

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

SEC/New York Attorney General/Kansas Securities Commission

See Note 17 of the Notes to the Consolidated Financial Statements of the Company’s 2005 Form 10-K and Note 9 of the Notes to the Unaudited Consolidated Financial Statements of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 for the background, description and discussion of this matter.   In addition, please see the Company’s Current Report on Form 8-K dated July 24, 2006.  During the quarter, the Company paid $50 million to the SEC and $2 million to the State of Kansas pursuant to the terms of the settlement documents.  The Company recorded both of these charges in the second quarter of 2006.  In addition, effective October 1, 2006, the Company instituted its annual $5 million investment management fee waiver pursuant to the New York Attorney General settlement.

Williams Excessive Fee Litigation

See Note 17 of the Notes to the Consolidated Financial Statements of the Company’s 2005 Form 10-K and Note 9 of the Notes to the Unaudited Consolidated Financial Statements of the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006 for the background, description and discussion of this matter.  On May 30, 2006, the investment advisor and underwriter subsidiaries of the Company for the Ivy Funds were dismissed from the case with prejudice.  On September 25, 2006 the remainder of this case was dismissed with prejudice.  The negotiations and discussions leading up to, and the terms of, the dismissal are confidential.

Waddell & Reed Financial, Inc. vs. Torchmark Corporation

See Note 17 of the Notes to the Consolidated Financial Statements of the 2005 Form 10-K and Note 9 of the Notes to the Unaudited Consolidated Financial Statements of the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006 for the background, description and discussion of this matter.

As previously disclosed in the third quarter, the Arbitration Panel adjudicating this matter ruled against the Company and determined that the Company owed Torchmark $7.4 million.  The Company paid the award in the third quarter.  A reserve previously established for this matter largely covered this exposure.  The remaining amount was immaterial to the Company’s earnings.

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

Recent Accounting Developments

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment, (revised 2004)” (“SFAS No. 123R”) which the Company adopted effective January 1, 2006.  The revised standard eliminated the intrinsic value method of accounting required under APB 25 and requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company adopted SFAS No. 123R using the modified prospective transition method of adoption, which does not require restatement of prior periods.  Under that transition method, compensation expense recognized in 2006, for all share-based payments granted after December 31, 2005, is based on the grant date fair value of the stock grants less estimated forfeitures.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of evaluating the impact of the adoption of this interpretation on our results of operations and financial condition.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement.  SAB 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.  If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered.  If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption.  SAB 108 is effective for fiscal years ending on or after November 15, 2006.  We are in the process of evaluating the impact the adoption of SAB 108 might have on our results of operations and financial condition.

In June 2006 the Emerging Issues Task Force (the “EITF”) reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”) which requires the application of the provisions of Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS No. 106”) to split-dollar life insurance arrangements.  SFAS No. 106 would require the Company to recognize a liability for the discounted future benefit obligation that the Company will have to pay upon the death of the underlying insured employee.  EITF 06-4 is effective for fiscal years beginning after December 15, 2007.  We currently have certain policies subject to the provisions of this new pronouncement and are evaluating the impact of the adoption of EITF 06-4 might have on our results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Retirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”).   SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in its statement of financial position, measured as the difference between the fair value of plan assets and the benefit obligation.  Further, this statement requires employers to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 is effective for the fiscal year ending after December 15, 2006.  We currently estimate that this pronouncement will result in an increase to accrued pensions and post-retirement costs and a reduction to equity of approximately $8 million.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We are in the process of evaluating the impact of the adoption of SFAS No. 157 will have on our results of operations and financial condition.

Third Quarter Highlights

Highlights for the current quarter compared to the third quarter of 2005:

•                  Gross sales increased 66% to $2.2 billion.

•                  Total assets under management increased $4.9 billion.

•                  Total revenues increased 13% or $21.1 million.

•                  Underwriting and distribution revenues in the Wholesale channel grew by $6.7 million.

•                  Operating expenses increased $20.8 million.

•                  The redemption rate dropped from 16.0% to 13.7%.

Additionally, we repurchased over 930,000 shares of our common stock during the quarter.

Results of Operations – Three and Nine Months Ended September 30, 2006 as Compared with Three and Nine Months Ended September 30, 2005

Net Income

Net income for the third quarter of 2006 was $24.6 million, or $0.30 per diluted share, compared to net income of $24.5 million, or $0.30 per diluted share, for the same period in 2005.

	Three months ended
	September 30, 2006	September 30, 2005
	(in thousands)

Net Income	$24,591	24,532
Earnings per share:
Basic	$.30	.30
Diluted	$.30	.30

Net income for the nine months ended September 30, 2006 was $16.2 million, or $0.19 per diluted share, compared to net income of $40.2 million, or $0.49 per diluted share, for the nine months ended September 30, 2005. The lower net income in 2006 is primarily attributable to the settlement with the SEC, the New York Attorney General and the Kansas Securities Commission related to market timing investigations which resulted in a charge of $55 million, $12 million of which represented non-deductible penalties.  The settlement with the SEC totaled $50 million, to be distributed to certain Funds pursuant to a plan to be developed by an independent consultant and approved by the Funds’ boards of directors.  We are also required to engage independent consultants to develop the distribution plan and review supervisory, compliance and other policies and procedures, at a projected cost of $3 million accrued as part of the charge.  We agreed to a $2 million penalty to be designated for investor education in the State of Kansas, and to reduce management fees by $5 million per year for each of the next five years in the Advisors Funds and the Target Funds.  The fee concessions are separate from the amounts paid to the SEC and the Kansas Securities Commission and were not part of the $55 million charge.  Net income was also impacted by a non-deductible goodwill impairment charge of $20 million related to our subsidiary, August Calvert & Flavin, Inc. (“ACF”) and employee separation costs of $1.9 million at ACF in response to performance issues and related loss of assets under management. The nine month period ended September 30, 2005 was impacted by legal and regulatory settlements of $35.0 million, $6.3 million in costs related to the separation of employment of our former chief executive officer, and severance and restructuring costs in our Advisors channel.

	Nine months ended
	September 30, 2006	September 30, 2005
	(in thousands)

Net Income	$16,161	40,195
Earnings per share:
Basic	$.20	.50
Diluted	$.19	.49

In connection with the adoption of SFAS No. 123R in the first quarter 2006, we recognized a cumulative effect of change in accounting principle.  In prior periods, we chose to record forfeitures of restricted stock when they occurred rather than estimate their impact on the date of grant.  Upon implementation of SFAS No. 123R, we recognized expected forfeitures on awards granted prior thereto as an adjustment to compensation cost.  The cumulative effect of this adjustment, net of tax, was income of $0.3 million.

Total Revenues

Total revenues increased 13% to $178.6 million and 16% to $533.0 million for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005.  Increases in both periods can be attributed to growth in average assets under management of 11% and 14% and an increase in gross sales of 66% and 68% for the three and nine months ended September 30, 2006, respectively, compared to the same periods in the prior year.

	Three months ended
	September 30, 2006	September 30, 2005	Variance
	(in thousands, except percentage data)

Investment management fees	$77,955	68,857	13%
Underwriting and distribution fees	77,908	68,069	14%
Shareholder service fees	22,719	20,587	10%
Total revenues	$178,582	157,513	13%

	Nine months ended
	September 30, 2006	September 30, 2005	Variance
	(in thousands, except percentage data)

Investment management fees	$230,194	196,972	17%
Underwriting and distribution fees	235,414	201,248	17%
Shareholder service fees	67,355	60,717	11%
Total revenues	$532,963	458,937	16%

Investment Management Fee Revenues

Investment management fee revenues were $78.0 million for the quarter ended September 30, 2006, representing an increase of $9.1 million, or 13%, from last year’s third quarter.  Total average assets under management for the current quarter were $44.7 billion compared to $40.2 billion for the third quarter of 2005.   For the nine months ended September 30, 2006, investment management fee revenues were $230.2 million, an increase of $33.2 million, or 17%, from the comparable period in 2005.  Total average assets under management for the first nine months of 2006 were $44.4 billion compared to $38.9 billion for the same period in 2005.

Revenues from investment management services provided to our retail mutual funds, which are distributed through the Advisors and the Wholesale channels, increased $10.0 million, or 17%, for the quarter ended September 30, 2006 compared to the same quarter in the prior year, while the related retail average assets increased 17% to $37.2 billion.  For the nine months ended September 30, 2006, revenues from investment management services provided to our retail mutual funds increased $35.1 million, or 21%, compared to the first nine months of 2005, while the related retail average assets increased 20% to $36.7 billion. Retail sales in the third quarter of 2006 were $1.8 billion, a 55% increase over sales in the third quarter of 2005, and were $5.9 billion for the nine months ended September 30, 2006, a 70% increase over the same period in 2005.

Institutional and separate account revenues were $10.0 million for the quarter ended September 30, 2006, representing a decrease of $900 thousand, or 8%, from last year’s third quarter.  The decrease is attributable to ACF, based on a decline in their average assets by 52% over the same period.  Year-to-date institutional and separate account revenues decreased 6% to $31.1 million in 2006 compared to the same period in 2005 primarily due to ACF’s reduced management fee revenues.

Effective October 1, 2006, the Company instituted its annual $5 million investment management fee waiver pursuant to the New York Attorney General settlement as described in Note 9 of the Notes to the Unaudited Consolidated Financial Statements.

The following tables provide information regarding the composition of our average assets under management by asset class and distribution channel.

	Third Quarter 2006
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$23,288	8,752	6,865	$38,905
Fixed Income	3,887	340	627	4,854
Money Market	839	88	—	927
Total	$28,014	9,180	7,492	$44,686

	Third Quarter 2005
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$21,531	5,387	7,626	$34,544
Fixed Income	3,963	320	610	4,893
Money Market	678	59	—	737
Total	$26,172	5,766	8,236	$40,174

	Year to Date 2006
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$23,573	8,070	7,137	$38,780
Fixed Income	3,874	339	619	4,832
Money Market	763	68	—	831
Total	$28,210	8,477	7,756	$44,443

	Year to Date 2005
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$20,717	4,880	7,696	$33,293
Fixed Income	3,962	319	624	4,905
Money Market	681	56	—	737
Total	$25,360	5,255	8,320	$38,935

Change in Assets Under Management

The following tables summarize changes in our assets under management by distribution channel.  All sales are net of commissions.  The activity includes all Funds and institutional business, including money market funds and net asset value accounts for which we receive no commissions.

	Third Quarter 2006
	Advisors	Wholesale	Institutional	Total
	(in millions)

Beginning Assets	$28,361	8,952	7,688	$45,001

Sales (net of commissions)	759	1,088	345	2,192
Redemptions	(806)	(513)	(404)	(1,723)
Net Sales	(47)	575	(59)	469

Net Exchanges	(38)	37	—	(1)
Reinvested Dividends & Capital Gains	64	10	28	102
Net Flows	(21)	622	(31)	570

Market Appreciation (Depreciation)	212	(91)	(79)	42
Ending Assets	$28,552	9,483	7,578	$45,613

	Third Quarter 2005
	Advisors	Wholesale	Institutional	Total
	(in millions)

Beginning Assets	$25,392	5,367	8,315	$39,074

Sales (net of commissions)	628	564	127	1,319
Redemptions	(745)	(274)	(744)	(1,763)
Net Sales	(117)	290	(617)	(444)

Net Exchanges	(26)	23	—	(3)
Reinvested Dividends & Capital Gains	36	4	27	67
Net Flows	(107)	317	(590)	(380)

Market Appreciation	1,294	454	279	2,027
Ending Assets	$26,579	6,138	8,004	$40,721

	Year to Date 2006
	Advisors	Wholesale	Institutional	Total
	(in millions)

Beginning Assets	$27,188	6,729	7,947	$41,864

Sales (net of commissions)	2,449	3,414	739	6,602
Redemptions	(2,465)	(1,367)	(1,223)	(5,055)
Net Sales	(16)	2,047	(484)	1,547

Net Exchanges	(142)	135	—	(7)
Reinvested Dividends & Capital Gains	224	47	87	358
Net Flows	66	2,229	(397)	1,898

Market Appreciation	1,298	525	28	1,851
Ending Assets	$28,552	9,483	7,578	$45,613

	Year to Date 2005
	Advisors	Wholesale	Institutional	Total
	(in millions)

Beginning Assets	$25,297	4,702	8,659	$38,658

Sales (net of commissions)	1,769	1,679	488	3,936
Redemptions	(2,303)	(862)	(1,599)	(4,764)
Net Sales	(534)	817	(1,111)	(828)

Net Exchanges	(56)	48	—	(8)
Reinvested Dividends & Capital Gains	128	21	90	239
Net Flows	(462)	886	(1,021)	(597)

Market Appreciation	1,744	550	366	2,660
Ending Assets	$26,579	6,138	8,004	$40,721

The third quarter of 2006 yielded overall gross sales of $2.2 billion, an increase of $0.9 billion, or 66%, over the same period in 2005.  Gross sales of the Advisors, Wholesale and Institutional channels improved 21%, 93% and 172% to $0.8 billion, $1.1 billion and $0.3 billion, respectively, over the same quarter last year.  Gross sales of $6.6 billion were recorded for the nine months ended September 30, 2006, an increase of $2.7 billion, or 68%, over the same period in 2005.  Gross sales of the Advisors, Wholesale and Institutional channels improved 38%, 103% and 51% to $2.4 billion, $3.4 billion and $0.7 billion, respectively, over the first nine months of last year.  Gross sales of subadvised funds were $0.5 billion and $2.1 billion for the three and nine months ended September 30, 2006.

Long-term redemption rates (which exclude money market fund redemptions) in the Advisors channel improved to 9.0% in this year’s third quarter and 9.3% year-to-date, compared to 9.2% in the third quarter of 2005 and 9.8% for the first nine months of 2005. In the Wholesale channel, long-term redemption rates were higher in this year’s third quarter, at 21.5%, compared to 18.3% in the same period last year.  The third quarter rate of 21.5% has increased this year primarily due to higher redemptions in one of our specialty funds. For the nine months ended September 30, 2006, however, the Wholesale channel’s long-term redemption rates decreased to 21.1% compared to 21.4% for the comparable period in 2005.  During the third quarter of 2006, the long-term redemption rate for our institutional business decreased to 21.4% from 35.8% compared to the third quarter of 2005 and decreased to 21.1% from 25.7%, for the nine month period ended September 30, 2006 compared to 2005.  During the third quarter of 2005, redemptions in our institutional business increased due to the withdrawal of nearly $380 million in pension business by a large state plan due to their global reallocation of assets away from traditional pension managers and were unrelated to performance.

Underwriting and Distribution Fee Revenues and Expenses

The following tables illustrate our underwriting and distribution fee revenues and expenses segregated by the method of distribution within the respective Advisors or Wholesale channel:

	Third Quarter 2006
		Wholesale
	Advisors	Third-Party	Legend	Total
	(in thousands)

Revenue	$54,398	10,465	13,045	$77,908
Expenses
Direct	37,323	14,722	8,855	60,900
Indirect	19,899	4,222	2,906	27,027
	57,222	18,944	11,761	87,927
Net Underwriting & Distribution	$(2,824)	(8,479)	1,284	$(10,019)

	Third Quarter 2005
		Wholesale
	Advisors	Third-Party	Legend	Total
	(in thousands)

Revenue	$51,296	5,145	11,628	$68,069
Expenses
Direct	34,795	7,293	7,902	49,990
Indirect	19,678	3,370	2,919	25,967
	54,473	10,663	10,821	75,957
Net Underwriting & Distribution	$(3,177)	(5,518)	807	$(7,888)

	Year to Date 2006
		Wholesale
	Advisors	Third-Party	Legend	Total
	(in thousands)

Revenue	$168,402	27,842	39,170	$235,414
Expenses
Direct	116,525	38,520	26,502	181,547
Indirect	61,288	12,972	8,418	82,678
	177,813	51,492	34,920	264,225
Net Underwriting & Distribution	$(9,411)	(23,650)	4,250	$(28,811)

	Year to Date 2005
		Wholesale
	Advisors	Third-Party	Legend	Total
	(in thousands)

Revenue	$153,565	13,823	33,860	$201,248
Expenses
Direct	104,373	20,864	22,952	148,189
Indirect	56,681	10,156	8,647	75,484
	161,054	31,020	31,599	223,673
Net Underwriting & Distribution	$(7,489)	(17,197)	2,261	$(22,425)

Advisors Channel

Underwriting and distribution revenues earned in our Advisors channel in this year’s third quarter increased $3.1 million, or 6%, from the comparative period last year to $54.4 million mainly due to:

•                  higher Rule 12b-1 asset-based service and distribution fees of $1.9 million; and

•                  increased commissions on front-load products of $1.4 million on a 12% increase in related sales.

Underwriting and distribution revenues earned in our Advisors channel for the nine months ended September 30, 2006 increased $14.8 million, or 10%, from the comparative period last year to $168.4 million mainly due to:

•                  increased commissions on front-load products of $9.5 million on a 28% increase in related sales and a shift towards lower sales load rates; and

•                  higher Rule 12b-1 asset-based service and distribution fees of $5.8 million. This was due to an increase of $8.7 million in fees as average assets under management increased 11% over the first nine months of the prior year, offset by a $2.9 million true-up adjustment to increase Rule 12b-1 revenues recorded in the first quarter of 2005.

The following tables illustrate commissionable investment product sales by our financial advisors, including sales of our InvestEd portfolios.  Sales are shown gross of commissions and exclude sales by Legend retirement advisors, money market funds, other mutual funds, insurance products, and mutual funds sold at net asset value for which we receive no commission.

			Variance
	3Q 2006	3Q 2005	Amount	Percentage
	(in millions, except percentage data)

Front-end load sales (Class A)	$386	350	36	10%
Variable annuity products	89	74	15	20%
Front-load product total	475	424	51	12%

Deferred-load sales (Class B & C)	40	43	(3)	-7%
Allocation products	14	7	7	100%
Total advisor sales	$529	474	55	12%

			Variance
	YTD 2006	YTD 2005	Amount	Percentage
	(in millions, except percentage data)

Front-end load sales (Class A)	$1,322	989	333	34%
Variable annuity products	236	232	4	2%
Front-load product total	1,558	1,221	337	28%

Deferred-load sales (Class B & C)	148	157	(9)	-6%
Allocation products	43	22	21	95%
Total advisor sales	$1,749	1,400	349	25%

Total underwriting and distribution expenses in our Advisors channel increased $2.7 million, or 5%, to $57.2 million for the third quarter of 2006 and increased $16.8 million, or 10%, to $177.8 million for the nine months ended September 30, 2006.

•                  Direct expenses increased $2.5 million during the current quarter compared to last year’s third quarter mainly due to:

•                  higher point-of-sale commissions of $1.8 million resulting from increased front-load product sales; and

•                  higher service and distribution costs of $1.0 million.

•                  Direct expenses increased $12.2 million during the nine months ended September 30, 2006 compared to the same period in the prior year mainly due to:

•                  higher point-of-sale commissions of $8.5 million resulting from increased front-load product sales; and

•                  higher service and distribution costs of $3.4 million. This was due to an increase of $6.3 million in expenses for servicing and distributing select share classes in line with the increase to average assets under management, offset by a $2.9 million true-up adjustment in the first quarter of 2005 to increase service and distribution costs.

•                  Indirect expenses increased $0.2 million, or 1%, from last year’s third quarter to $19.9 million, due to higher costs associated with support of the Advisors’ sales efforts. Indirect expenses increased $4.6 million, or 8%, for the nine months ended September 30, 2006 compared to the same period in 2005 primarily due to additional computer services of $3.3 million and an increase in sales convention expense of $1.4 million.

Wholesale Channel

Underwriting and distribution revenues earned in the Wholesale channel increased by $6.7 million in the current quarter compared to the third quarter of 2005 mainly due to:

•                  increased third-party revenue of $5.3 million earned primarily from higher Rule 12b-1 asset-based service and distribution fees due to an increase in average assets under management; and

•                  higher point-of-sale commissions and Rule 12b-1 service fee revenue of $1.4 million earned by Legend during the third quarter of 2006.

Underwriting and distribution revenues earned in the Wholesale channel increased by $19.3 million for the nine months ended September 30, 2006 compared to the same period in 2005 mainly due to:

•                  increased third-party revenue of $14.0 million earned primarily from higher Rule 12b-1 asset-based service and distribution fees due to an increase in average assets under management; and

•                  higher point-of-sale commissions and Rule 12b-1 service fee revenue of $5.3 million earned by Legend during the current year period.

Underwriting and distribution expenses in the Wholesale channel increased by $9.2 million in the third quarter of 2006 compared to last year’s third quarter.  Direct expenses accounted for $8.4 million of the increase.  The increase in direct expenses was the result of the following:

•                  higher costs for service and distribution and point of sale commissions of $4.7 million;

•                  higher deferred acquisition amortization expense of $1.5 million;

•                  higher commissions paid by Legend of $1.0 million due to an increase in assets under administration; and

•                  higher commissions paid to wholesalers of $1.3 million due to increased sales volume.

Indirect expenses in the Wholesale channel increased $0.8 million in the third quarter of 2006 compared to 2005 due to higher wholesaling support costs.

Underwriting and distribution expenses in the Wholesale channel increased by $23.8 million for the first nine months of 2006 compared to the first nine months of last year.  Direct expenses accounted for $21.2 million of the increase.  The increases in direct expenses resulted from the following:

•                  higher costs for service and distribution fees and point of sale commissions of $10.4 million;

•                  higher deferred acquisition amortization expense of $3.7 million;

•                  higher commissions paid by Legend of $3.5 million due to an increase in assets under administration; and

•                  higher commissions paid to wholesalers of $3.5 million due to increased sales volume.

Indirect expenses in the Wholesale channel increased $2.6 million for the first nine months of 2006 compared to 2005 due to additional headcount and higher wholesaling support costs.

Shareholder Service Fee Revenue

Shareholder service fee revenues for the quarter from transfer agency, custodian and accounting services were $22.7 million, an increase of $2.1 million, or 10%, from the third quarter of 2005.  The average number of shareholder accounts, one of the primary drivers of service fee revenue, increased 11% to 2.85 million at September 30, 2006, compared with 2.56 million at September 30, 2005.  Shareholder service fee revenues for the nine months ended September 30, 2006 were $67.4 million, an increase of $6.6 million, or 11%, from the comparable period in 2005.  The average number of shareholder accounts for the nine month period increased 10% to 2.77 million at September 30, 2006, compared with 2.51 million at September 30, 2005.

Compensation and Related Costs

In the third quarter of 2006, compensation and related costs increased slightly compared to the same period in 2005.  Share-based compensation accounted for a $600 thousand increase because of higher amortization expense associated with our current year grant of restricted stock, offset by lower amortization due to a change that occurred in the third quarter of 2006 in our estimates for future vesting of awards.  There was also an increase in salaries, wages and related payroll taxes of $600 thousand; however these net increases were offset by lower incentive compensation accruals of approximately $1.4 million.

In the first nine months of 2006, compensation and related costs increased by $7.9 million, or 11%, to $82.3 million compared to the same period in 2005.  During 2006, we incurred charges of $1.9 million (which included $1.5 million of share-based compensation expense) at ACF in response to performance issues and related loss of assets under management.  Additionally, the nine month period ended September 30, 2005 included $2.7 million in charges associated with the resignation of our former CEO.  Excluding these charges, compensation and related costs increased $8.7 million.  Share-based compensation accounted for $3.7 million of this increase primarily due to higher amortization expense associated with our current year grant of restricted stock.  Additionally, salaries, wages and related payroll taxes increased $3.1 million.  Other increases in compensation and related costs were due to headcount increases and higher accruals for incentive compensation.  Average employee headcount increased 3.5%.

Share-based compensation, previously reported as a separate line item in the consolidated statement of operations, has been included in compensation expense for both periods presented.

Subadvisory Fees

Subadvisory fees represent fees paid to other asset managers for providing advisory services for certain Ivy and Target mutual fund portfolios.  These subadvisory relationships were in place when we acquired certain businesses, and are with asset managers who specialize in certain investment styles not offered by the Company.  Subadvisory fees for the three and nine months ended September 30, 2006 were $8.0 million and $22.1 million, respectively, representing increases of $3.0 million and $9.5 million, respectively, from last year’s comparable periods.  The increases are due to an increase from $4.3 billion to $7.3 billion in the average assets under management of subadvised funds from the third quarter of 2005 to the third quarter of 2006, and an increase from $3.7 billion to $6.8 billion from the first nine months of 2005 to the same period in 2006.

General and Administrative Costs

General and administrative expenses increased by $5.4 million to $15.5 million for the third quarter of 2006 compared to the same quarter in the prior year.  The Arbitration Panel adjudicating the remaining matter between the Company and Torchmark ruled against the Company and determined that the Company owed Torchmark $7.4 million.  The award was paid in the third quarter and a reserve previously established for this matter largely covered this exposure.  On September 25, 2006, the remainder of the Williams excessive fee litigation was dismissed.  The increase in general and administrative expenses is due in large part to legal and related expenses associated with the resolution of legal matters and prior regulatory settlements.

General and administrative expenses increased by $20.6 million to $90.8 million for the nine months ended September 30, 2006 compared to the same period in the prior year.  In addition to the increase in general and administrative expenses described above for the three months ended September 30, 2006, the nine month periods in the respective years included the following charges: $55.0 million in 2006 for the settlement with the SEC and state regulators, $35.0 million in 2005 for the settlement of outstanding legal matters with Torchmark Corporation for various actions and the NASD and a consortium of states relating to variable annuity sales practices, and $3.2 million in 2005 for expenses related to our former CEO associated with his resignation.

Investment and Other Income, Interest Expense and Taxes

Investment and other income increased $1.5 million from last year’s third quarter to $3.0 million for the third quarter of 2006.  The increase was due to gains from the sale of available-for-sale securities of $1.5 million and increased earnings from higher average balances and interest rates on commercial paper holdings of $900 thousand, offset by a write-down of other investments in the current quarter and a decrease in mutual fund trading portfolio returns.  Investment and other income increased $3.1 million to $7.4 million for the nine months ended September 30, 2006 compared to the same period in the prior year. The increase was due to increased earnings from higher average balances and interest rates on commercial paper holdings of $2.9 million and gains from the sale of available-for-sale securities of $2.5 million.  Offsetting these increases was a decrease in mutual fund trading portfolio returns and write-downs on investments in the current year.

Interest expense decreased $600 thousand to $3.0 million compared to last year’s third quarter.  The decrease was due to interest incurred on short-term borrowings in the prior year.  There have been no outstanding short-term borrowings during the current year. We also refinanced $200 million in senior notes that matured in January 2006 (described below) at a rate of 5.6% and therefore accrued interest at a lower rate on our senior notes during the current quarter compared to last year.  Interest expense decreased $1.3 million to $9.3 million for the nine months ended September 30, 2006 compared to the same period in the prior year due primarily to interest paid on short-term borrowings in the prior year.

The lower effective tax rate of 35.8% for the third quarter of 2006 is due to state incentives recognized in the quarter.  The higher effective tax rate in the current year reflects the impact of non-deductible charges recorded in connection with a portion of the settlement of litigation with the SEC and state regulators and a non-deductible goodwill impairment charge for ACF.  In 2005, the effective tax rate reflects non-deductible charges recorded in connection with the settlement of litigation with the NASD and a consortium of states related to variable annuity sales practices in 2005.  We expect our normalized effective income tax rate to be approximately 36.5%.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operations.  Cash and cash equivalents were $158.5 million at September 30, 2006, a decrease of $4.3 million from December 31, 2005.  Cash and cash equivalents at September 30, 2006 and December 31, 2005 include reserves of $34.3 million and $26.1 million, respectively, for the benefit of customers in compliance with securities regulations.

Cash flow from operations is our primary source of funds, and totaled $51.0 million for the first nine months of 2006 compared to $70.8 million for the same period in 2005. Timing of settlement payments and litigation insurance recoveries between periods and an increase in customer cash contributed to the increase in operating cash flows during the current year.  We made cash payments during the third quarter of 2006 of $59.4 million related to settlements with regulatory authorities discussed earlier.

Cash flow provided by investing activities was $1.9 million for the nine months ended September 30, 2006 compared to $66.9 million for the same period in 2005. During the current year, proceeds from the sale or maturity of available-for-sale securities of $12.2 million were offset by $3.4 million of purchases of available-for-sale securities and $7.0 million in capital expenditures, mainly for home office expansion, data processing equipment, software development and computer software. In 2005, the Company received proceeds from the sale or maturity of available-for-sale securities of $74.7 million and expended $7.8 million for capital additions.

Cash flow used in financing activities for the nine months ended September 30, 2006 was $57.2 million compared to $79.1 million for the same period in 2005.  On January 13, 2006, the Company issued $200 million in principal amount 5.6% senior notes resulting in net proceeds of approximately $199.9 million.  The Company used the net proceeds, together with cash on hand, to repay the entire $200 million aggregate principal amount outstanding of its existing 7.5% variable rate debt.  The Company paid dividends in 2006 and 2005 of $38.0 million and $37.5 million, respectively, and received cash from the exercise of stock options of $6.2 million and $1.2 million in the respective periods.  Cash used to repurchase our common stock was $22.5 million for the nine months ended September 30, 2006 compared to $6.0 million for the same period in 2005.  The Company also repurchased common stock in connection with the vesting of employee restricted stock to cover their minimum tax withholdings of $4.7 million and $1.8 million in 2006 and 2005, respectively.  In the first nine months of 2005, we had net short-term debt repayments of $35.0 million.

We entered into a three-year revolving credit facility effective October 7, 2005, which initially provides for borrowings of up to $200.0 million.  At September 30, 2006, there was no balance outstanding under the facility.  In addition, there were no outstanding balances on money market loans at September 30, 2006.

Future Capital Requirements

We expect significant uses of cash in 2006 to include expected dividend payments, interest payments on outstanding debt, share repurchases, legal settlements, pension funding, home office leasehold improvements and potential acquisitions.  Management believes its available cash, marketable securities, and expected cash flow from operations will be sufficient to fund its operating and capital requirements for 2006.  We may continue to repurchase shares of our common stock from time to time, as management deems appropriate. Share repurchases should be financed by our available cash and investments and/or cash from operations.

Long-term capital requirements include capital expenditures primarily for enhancement of technology infrastructure, strategic acquisitions, payment of dividends, repayment and servicing of the Company’s debt obligations and repurchases of the Company’s stock.

Critical Accounting Policies and Estimates

Management believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.  Due to the implementation of SFAS No. 123R, we identified a new critical accounting policy related to share-based compensation, which is listed below.  The Company’s other critical accounting policies and estimates are disclosed in the “Critical Accounting Policies and Estimates” section of our 2005 Form 10-K.

Share-Based Compensation

We account for share-based compensation in accordance with SFAS No. 123R. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date and is recognized as expense on a straight-line basis over the four year vesting period.  Determining the fair value of share-based awards at grant date requires judgment, including estimating the amount of share-based awards expected to be forfeited.  If actual results differ significantly from these estimates, our results of operations could be materially impacted.

Supplemental Information

	Third	Third		Year-to-	Year-to-
	Quarter	Quarter		Date	Date
	2006	2005	Change	2006	2005	Change
Redemption rates—long term (annualized)
Advisors	9.0%	9.2%		9.3%	9.8%
Wholesale	21.5%	18.3%		21.1%	21.4%
Institutional	21.4%	35.8%		21.1%	25.7%
Total	13.7%	16.0%		13.6%	14.8%

Sales per advisor (000’s) (1)
Total	233	195	19.5%	760	570	33.3%
2+ Years (2)	327	278	17.6%	1,116	848	31.6%
0 to 2 Years (3)	72	63	14.3%	194	145	33.8%

Gross production per advisor	16.9	13.3	27.1%	48.7	39.6	23.0%

Number of financial advisors (1)	2,276	2,443	-6.8%	2,276	2,443	-6.8%
Average number of financial advisors (1)	2,272	2,439	-6.8%	2,301	2,455	-6.3%

Number of shareholder accounts (000’s)	2,833	2,579	9.8%	2,833	2,579	9.8%

Number of shareholders	653,810	639,675	2.2%	653,810	639,675	2.2%

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

Part II.  Other Information

Item 1.     Legal Proceedings

See the Notes to the Unaudited Consolidated Financial Statements, Note 9 “Contingencies” beginning on page 17 of this Quarterly Report on Form 10-Q regarding the status of the SEC/New York Attorney General/Kansas Securities Commission investigation, Williams excessive fee litigation and Torchmark Corporation litigation. Information required by this Item 1 is incorporated herein by reference to the disclosure contained in Note 9 of the Notes to the Unaudited Consolidated Financial Statements.

Item 1A.  Risk Factors

The Company has had no significant changes to its Risk Factors from those previously reported in the Company’s 2005 Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information about the shares of Class A common stock we repurchased during the third quarter of 2006.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program

July 1 - July 31	—	—	—	n/a	(1)
August 1 - August 31	97,410	22.64	97,410	n/a	(1)
September 1 - September 30	843,229	24.29	843,229	n/a	(1)

Total	940,639	24.12	940,639

(1)          On August 31, 1998, we announced that our Board of Directors approved a program to repurchase shares of our Class A common stock on the open market.  Under the repurchase program, we are authorized to repurchase, in any seven-day period, the greater of (i) 3% of our outstanding Class A common stock or (ii) $50 million of our Class A common stock.  We may repurchase our Class A common stock through the New York Stock Exchange, other national or regional market systems, electronic communication networks or alternative trading systems such as POSIT, during regular or after-hours trading sessions.  POSIT is an alternative trading system that uses passive pricing to anonymously match buy and sell orders.  To date, we have not used electronic communication networks or alternative trading systems to repurchase any of our Class A common stock and do not intend to use such networks or systems in the foreseeable future. Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased.  During the third quarter of 2006, all stock repurchases were made pursuant to this repurchase program.  Of the total number of share repurchases in the third quarter of 2006, 933,229 were repurchased in the open market or in private repurchases and 6,933 were mature shares from stock incentive plan participants to cover the strike price of options exercised in connection with a Stock Option Restoration Program (the “SORP”).  In addition, 477 newly issued shares from the SORP exercise were repurchased from the participants to cover their statutory minimum tax withholdings.

Item 6.     Exhibits and Reports on Form 8-K

(a)                                                    Exhibits:

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

(b)                   Reports on Form 8-K:

Current Report on Form 8-K Items 1.01 and 9.01 dated July 24, 2006.  No financial statements were required to be filed.

Current Report on Form 8-K/A Items 7.01 and 9.01 dated July 24, 2006.  No financial statements were required to be filed.

Current Report on Form 8-K Items 2.02 and 9.01 dated July 26, 2006.  Furnished not filed.  No financial statements were required to be filed.

Current Report on Form 8-K Item 7.01 dated August 17, 2006.  No financial statements were required to be filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 24th day of October 2006.

WADDELL & REED FINANCIAL, INC.

By:	/s/ Henry J. Herrmann
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Daniel P. Connealy
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Mark A. Schieber
Vice President and
Controller
(Principal Accounting Officer)