Form 10-K
period 2006-12-31
WADDELL & REED FINANCIAL INC
filed 2007-03-01
CIK 1052100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006
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

The aggregate market value of the voting and non-voting common stock equity held by non-affiliates (i.e. persons other than officers, directors and stockholders holding greater than 5% of the registrant’s common stock) based on the closing sale price on June 30, 2006 was $1.513 billion.

Shares outstanding of each of the registrant’s classes of common stock as of February 23, 2007 Class A common stock, $.01 par value: 83,853,856

DOCUMENTS INCORPORATED BY REFERENCE

In Part III of this Form 10-K, portions of the definitive proxy statement for the 2007 Annual Meeting of Stockholders to be held April 11, 2007.

Index of Exhibits (Pages 87 through 92)
Total Number of Pages Included Are 92

WADDELL & REED FINANCIAL, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2006

PART I

ITEM 1. Business

Overview

Waddell & Reed Financial, Inc. (hereinafter referred to as the “Company,” “we,” “our” or “us”) is a corporation, incorporated in the state of Delaware on December 24, 1981, that conducts business through its subsidiaries. We derive our revenues primarily from providing investment management, investment product underwriting and distribution and shareholder services administration to mutual funds and institutional and separately managed accounts. Founded in 1937, we are one of the oldest mutual fund complexes in the United States, having introduced our largest family of mutual funds, the Waddell & Reed Advisors Group of Mutual Funds in 1940. Investment management fees, a substantial source of our revenues, are based on the amount of average assets under management and are affected by sales levels, financial market conditions, redemptions and the composition of assets. Underwriting and distribution revenues, another substantial source of revenues, consist of commissions derived from sales of investment and insurance products, Rule 12b-1 asset-based service and distribution fees, distribution fees on certain variable products, fees earned on fee-based asset allocation products, and related advisory services. The products sold have various commission structures and the revenues received from product sales vary based on the type and amount sold.

We operate our business through three distinct distribution channels. Our retail products are distributed through our sales force of registered financial advisors (the “Advisors channel”) or through third-parties such as other broker/dealers, registered investment advisors (including the retirement advisors of the Legend group of subsidiaries (“Legend”)) and various retirement platforms, (the “Wholesale channel”). We also market our investment advisory services to institutional investors, either directly or through consultants (the “Institutional channel”).

In the Advisors channel, our sales force consists of more than 2,250 financial advisors who focus their efforts primarily on the sale of investment products advised by the Company. The Advisors channel’s primary market is middle income and mass affluent individuals, families and businesses across the country, which is largely underserved and is in need of financial advice and guidance. We compete primarily with smaller broker/dealers and independent financial advisors, as well as a span of other financial providers. Our sales force garners assets for us to manage by utilizing a financial planning approach which focuses on the long-term goals of their customers and builds loyal relationships. This approach requires lower costs to acquire assets and yields redemption rates well below those of the industry, thereby enhancing the profitability of the channel. Assets in this channel were $29.9 billion at December 31, 2006.

Our Wholesale channel efforts include retail fund distribution through broker/dealers (the largest method of distributing mutual funds for the industry), registered investment advisors (fee-based financial advisors who generally sell mutual funds through financial supermarkets) and retirement (401(k) platforms using multiple managers). Assets in this channel were $10.8 billion at the end of 2006.

Through our Institutional channel we manage assets for defined benefit plans, pension plans and endowments. We also serve as a subadvisor to other investment companies. Assets in this channel were $7.7 billion at December 31, 2006.

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

(“ACF”). As of December 31, 2006, we had a total of $48.4 billion in assets under management and approximately 2.9 million mutual fund shareholder accounts.

Our underwriting and distribution business operates through three broker/dealers:  Waddell & Reed, Inc. (“W&R”), Ivy Funds Distributor, Inc. (“IFDI”) and Legend Equities Corporation (“LEC”). W&R is a registered broker/dealer and a registered investment adviser that acts primarily as the national distributor and underwriter for shares of our Waddell and Reed Advisors Group of Mutual Funds (the “Advisors Funds”) and the distributor of variable annuities and other insurance products issued by Nationwide Life Insurance Company, a subsidiary of Nationwide Financial Services, Inc. (“Nationwide”), Minnesota Life Insurance Company (“Minnesota Life”), a subsidiary of Securian Financial Group, Inc. (“Securian”), and others. In addition, W&R is the third largest distributor of our Ivy Funds. IFDI, a registered broker/dealer, is the distributor and underwriter for the Ivy Funds. LEC is the registered broker/dealer for Legend, a mutual fund distribution and retirement planning subsidiary based in Palm Beach Gardens, Florida. Through its network of over 500 financial advisors, Legend serves primarily employees of school districts and other not-for-profit organizations.

Waddell & Reed Services Company (“WRSCO”) provides transfer agency and accounting services to the Advisors Funds, the Ivy Funds, W&R Target Funds, Inc. (the “Target Funds”) and Waddell & Reed InvestEd Portfolios, Inc., our college savings plan (“InvestEd”). W&R, WRIMCO, WRSCO, ACF, Legend, IICO and IFDI are hereafter collectively referred to as the “Company,” “we,” “us” or “our” unless the context requires otherwise.

The following series of tables, including Average Assets Under Management, Changes in Assets Under Management, Ending Assets Under Management by Broad Asset Class and Five Largest Mutual Funds by Ending Assets Under Management and Investment Management Fees, provide data that should be helpful in understanding the Company’s business and should be referred to while reading the discussions that follow the tables.

Average Assets Under Management

The following table provides information regarding the composition of our average assets under management by distribution channel and asset class for the last three years.

	2006		2005		2004
		Percentage		Percentage		Percentage
	Average	of Total	Average	of Total	Average	of Total
	(in millions)
Distribution Channel:
Advisors Channel
Equity	$23,821	84%	21,051	82%	19,322	80%
Fixed income	3,901	14%	3,947	15%	3,962	17%
Money market	798	2%	684	3%	759	3%
Total	$28,520	100%	25,682	100%	24,043	100%
Wholesale Channel
Equity	$8,499	95%	5,181	93%	3,751	92%
Fixed income	344	4%	325	6%	283	7%
Money market	70	1%	58	1%	59	1%
Total	$8,913	100%	5,564	100%	4,093	100%
Institutional Channel
Equity	$7,120	92%	7,589	92%	7,514	92%
Fixed income	624	8%	619	8%	680	8%
Money market	—	—	—	—	—	—
Total	$7,744	100%	8,208	100%	8,194	100%
Total by Asset Class:
Equity	$39,440	87%	33,821	86%	30,587	84%
Fixed income	4,869	11%	4,891	12%	4,925	14%
Money market	868	2%	742	2%	818	2%
Total	$45,177	100%	39,454	100%	36,330	100%

Change in Assets Under Management

The following table summarizes the changes in our assets under management for the last three fiscal years. All sales are net of commissions. The activity includes all activity of the Funds and institutional and separate accounts, including money market funds and transactions at net asset value accounts for which we receive no commissions.

	Advisors Channel	Wholesale Channel	Institutional Channel	Total
	(in millions)
December 31, 2006
Beginning Assets	$27,187	6,729	7,947	41,863
Sales (net of commissions)	3,216	4,541	968	8,725
Redemptions	(3,325)	(1,915)	(1,748)	(6,988)
Net Sales	(109)	2,626	(780)	1,737
Net Exchanges	(194)	185	—	(9)
Reinvested Dividends and Capital Gains	232	16	111	359
Net Flows	(71)	2,827	(669)	2,087
Market Appreciation	2,789	1,263	399	4,451
Ending Assets	$29,905	10,819	7,677	48,401
December 31, 2005
Beginning Assets	$25,297	4,702	8,659	38,658
Sales (net of commissions)	2,406	2,347	654	5,407
Redemptions	(3,060)	(1,149)	(2,121)	(6,330)
Net Sales	(654)	1,198	(1,467)	(923)
Net Exchanges	(88)	78	—	(10)
Reinvested Dividends and Capital Gains	161	13	114	288
Net Flows	(581)	1,289	(1,353)	(645)
Market Appreciation	2,471	738	641	3,850
Ending Assets	$27,187	6,729	7,947	41,863
December 31, 2004
Beginning Assets	$24,337	3,805	8,431	36,573
Sales (net of commissions)	2,219	1,376	1,276	4,871
Redemptions	(3,405)	(1,015)	(1,733)	(6,153)
Net Sales	(1,186)	361	(457)	(1,282)
Net Exchanges	(93)	48	36	(9)
Reinvested Dividends and Capital Gains	182	20	137	339
Net Flows	(1,097)	429	(284)	(952)
Market Appreciation	2,057	468	512	3,037
Ending Assets	$25,297	4,702	8,659	38,658

Ending Assets Under Management by Broad Asset Class

The following table summarizes our ending assets under management by broad asset class, many of which incorporate multiple investment styles, as of December 31, 2006.

	2006
		Percentage
	Ending	of Total
	(in millions)
Investment Style:
Narrowly Diversified	$8,694	18%
Large Capitalization Core Equities	6,703	14%
Large Capitalization Growth Equities	6,474	13%
Balanced & Flexible	6,352	13%
International Equities	4,289	9%
Small Capitalization Growth Equities	4,138	9%
Taxable Investment Grade Fixed Income	2,619	6%
Value Equities	2,139	4%
Multi-Capitalization Core Equities	2,019	4%
Middle Capitalization Growth Equities	1,536	3%
High Yield Fixed Income	1,282	3%
Tax Exempt Fixed Income	1,066	2%
Money Market	998	2%
Other	92	0%
Total	$48,401	100%

Five Largest Mutual Funds by Ending Assets Under Management and Investment Management Fees

The following table summarizes our five largest mutual funds as of December 31, 2006 by ending assets under management and investment management fees for the last three years. The assets under management and management fees of our five largest mutual funds are presented as a percentage of our total assets under management and total management fees.

	2006		2005		2004
		Percentage		Percentage		Percentage
	Ending	of Total	Ending	of Total	Ending	of Total
	(in millions)
By Assets Under Management:
Ivy Global Natural Resources	$4,519	9%	2,469	6%	893	2%
Advisors Core Investment	4,155	9%	4,054	10%	4,233	11%
Advisors Science & Technology	2,521	5%	2,502	6%	2,286	6%
Advisors Accumulative	2,019	4%	2,032	5%	2,050	5%
Ivy Asset Strategy	2,008	4%	312	1%	89	0%
Total	$15,222	31%	11,369	28%	9,551	24%
	(in thousands)
By Management Fees:
Ivy Global Natural Resources (1)	$31,454	10%	14,612	5%	3,252	1%
Advisors Core Investment	25,635	8%	25,646	10%	26,698	11%
Advisors Science & Technology	20,676	7%	19,291	7%	17,779	7%
Advisors Accumulative	13,359	4%	13,521	5%	13,697	6%
Advisors Vanguard	12,253	4%	12,095	5%	12,580	5%
Total	$103,377	33%	85,165	32%	74,006	30%

(1)          For the years ending December 31, 2006, 2005 and 2004, $15.8 million, $4.9 million and $1.1 million, respectively, is included in subadvisory fees in the Consolidated Statement of Operations, for fees paid to Mackenzie Financial Corporation for subadvisory services. The subadvisory agreement with Mackenzie Financial Corporation expires in 2007 and is renewable on an annual basis.

Investment Management Operations

Our investment advisory business provides one of our largest sources of revenues and profits. We earn investment management fee revenues by providing investment advisory and management services pursuant to an investment management agreement with each fund within the Advisors Funds family, the Ivy Funds families, the Target Funds family, and InvestEd, (collectively, the “Funds”). While the specific terms of the agreements vary, the basic terms are similar. The agreements provide that we render overall investment management services to each of the Funds, subject to the oversight of each Fund’s board of directors/trustees and in accordance with each Fund’s fundamental investment objectives and policies. The agreements permit us to enter into separate agreements for shareholder services or accounting services with each respective Fund.

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

Our investment management effort has a strong foundation based upon its people and resources. We have 64 total investment professionals and a team of 29 portfolio managers who average 19 years of industry experience and 13 years of tenure with the Company. Many of our portfolio managers have had extensive experience as investment research analysts prior to acquiring portfolio management assignments. They have substantial resources available to them, including the efforts of internal equity and fixed income analysts who conduct primary fundamental research, including numerous on and off-site meetings annually with management of the companies in which they invest. In addition, we use research provided by brokerage firms and independent outside consultants. Portfolio managers participate in a collaborative process that blends their individual accountability with the ideas of their peers which, when backed by an intensive research capability, supports our efforts to deliver consistent, long-term performance. Our investment management team also includes a premier group of subadvisors who bring similar investment philosophies and additional expertise in specific asset classes.

We have significant experience in virtually all major asset classes, several specialized asset classes and a range of investment styles. Our investment strategy generally emphasizes investments in companies that the portfolio managers believe can produce above average growth in earnings. Our portfolio managers also strive for consistent long-term performance while seeking to provide downside protection in turbulent markets.

Our investment philosophy lends itself well to the financial planning approach used by our Advisors channel while our consistent long-term investment performance record supports the distribution efforts in both our Wholesale and Institutional channels. Our Advisors channel’s focus is on financial planning, providing clients with advice and in-depth financial planning services. As a result of this approach, our Advisors channel has developed a loyal customer base with clients maintaining their accounts for approximately ten years on average as compared to approximately five years for the mutual fund industry, as derived from statistics provided by the Investment Company Institute (“ICI”). This loyalty is evidenced by a relatively low redemption rate in the Advisors channel for the year ended December 31, 2006 of 9.2%, which is considerably lower than the industry average of 20.1%. Our Wholesale channel is focused on offering our Funds for sale through third-party distribution outlets. Our Institutional channel has built assets based on a solid reputation for good performance and on our unwavering investment style which, over time, have yielded steady and consistent results.

Investment Management Products

Our mutual fund families offer a wide variety of investment options. We are the exclusive underwriter and distributor of 72 registered open-end mutual fund portfolios, including 22 portfolios in the Advisors Funds family, 26 portfolios in the Ivy Funds families, 21 portfolios in the Target Funds family and three portfolios in InvestEd. The Advisors Funds, variable products offering the Target Funds and InvestEd are offered primarily through our financial advisors and Legend retirement advisors; in limited circumstances, certain Advisors Funds, Target Funds and InvestEd are also offered through the Wholesale channel. The

Ivy Funds are offered through both our Wholesale channel and Advisors channel. The Funds’ assets under management are included in either our Advisors channel or our Wholesale channel depending on who marketed the client account or is the broker of record.

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

When a client purchases Class A shares (front-end load), the client pays an initial sales charge of up to 5.75% of the amount invested. The sales charge for Class A shares typically declines as the investment amount increases. In addition, investors may combine their purchases of all fund shares to qualify for a reduced sales charge. Class A shares purchased at net asset value are assessed a 1% contingent deferred sales charge (“CDSC”) if the shares are redeemed within 12 months of purchase. When a client purchases Class B shares (back-end load), we do not charge an initial sales charge, but we do charge a CDSC upon early redemption of shares, up to 5% of the lesser of the current market net asset value or the purchase cost of the redeemed shares in the first year and declining to zero for shares held for more than six years. Class B shares convert to Class A shares after eight years. When a client purchases Class C shares (level-load), we do not charge an initial sales charge, but we do charge investors who redeem their Class C shares in the first year a CDSC of 1% of the lesser of the current market net asset value or the purchase cost of the shares redeemed.

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

Distribution Channels

We distribute our investment products through our Advisors channel, our Wholesale channel and our Institutional channel.

Advisors Channel

Our advisors sell investment products primarily to middle-income and mass affluent individuals, families and businesses across the country in geographic markets of all sizes. We assist clients on a wide range of financial issues with a significant focus on helping them plan, generally, for long-term savings such as retirement and education. We provide financial planning services for clients, offering one-on-one consultations that emphasize long-term relationships through continued service. We believe that we are well positioned to benefit from the industry trend of “assisted sales” (sales of investment products through an advisor) driven by the array of options now available to investors and the need for financial planning advice. We believe that demographic trends and an increasing recognition of the importance of having adequate retirement savings will continue to support increased consumer demand for our products and services.

Our sales force consisted of 2,255 financial advisors, including 156 district managers and 165 district supervisors as of December 31, 2006. Eight regional vice presidents and 108 managing principals (formerly division managers) manage this sales force, which operates out of 189 offices located throughout the United States. In addition, we have 372 individual advisor offices. We believe, based on industry data, that our financial advisors are currently one of the largest sales forces in the United States selling primarily mutual funds, and that W&R, our broker/dealer subsidiary, ranks among the largest independent broker/dealers.

For the year ended December 31, 2006, our financial advisors sold approximately $3.2 billion of investment products. As of December 31, 2006, our Advisors channel had approximately 657,000 mutual fund customers with an average investment of $52,000 and approximately 82,000 variable account customers with an average investment of $55,000.

As of December 31, 2006, 40% of our financial advisors have been with us for more than five years and 25% for more than ten years. Our New Advisor Career Transition program(s) designed to meet the needs of the different audiences from which we recruit such as college graduates, career changers and industry experienced professionals, provide our new advisors with a unique transition experience until they can develop the skills and client base necessary to earn a stable income from commissions. The new transition programs have played an important role in advisor retention and have contributed to an increase in the average productivity of our new associates.

A number of initiatives were undertaken in 2005 to increase sales, improve productivity and enhance field office support. These initiatives included providing our field managers and advisors with home office resources to help provide assistance with recruiting, training, compliance and product support. Enhanced education and product support is also being provided to our financial advisors through additional wholesaling efforts. In addition, recent procedures to centralize some of the compliance responsibilities at the enterprise level have resulted in less burden on our field leaders related to administrative responsibilities, allowing them more time to focus on recruiting activity, training and increasing sales. The introduction of a Sales Incentive Dashboard to the Advisors channel in 2007 will make it easier for field leaders and advisors to keep track of their sales results daily with web based sales data. Sales trends confirm that our efforts are gaining traction and appear to have created a solid platform for continued improvement. Sales per advisor (investment product sales divided by the average number of advisors) were $994 thousand, $776 thousand and $709 thousand, for the years ended December 31, 2006, 2005 and 2004, respectively.

Gross production per advisor, an additional method of measuring advisor productivity, is a measure which better reflects the activities of the advisor and is more closely aligned with industry standard methods of using gross commissions per sales representative to measure productivity. For purposes of this measure, gross production consists of front-end load sales and distribution fee revenues, as it would be received from an underwriter, from sales of both our Funds and other mutual funds. In addition, it includes fee revenues from our asset allocation products and financial plans, and commission revenues earned on insurance products. This measure excludes underwriting fee revenues, Rule 12b-1 service fee revenues, variable annuity distribution fee revenues and all revenues related to Class Y shares, all of which do not relate to the distribution activities of our financial advisors. Gross production per advisor was $61.8 thousand, $53.5 thousand and $52.8 thousand for the years 2006, 2005 and 2004, respectively.

Wholesale Channel

Our Wholesale channel consists of those sales that are garnered through various third-party distribution outlets and through Legend retirement advisors. In an effort to accelerate sales growth, we have focused on expanding our Wholesale distribution efforts over the past four years. Our launch into this channel included acquiring Mackenzie Investment Management Inc. (“MIMI”) in 2002 and entering into a strategic alliance agreement with Securian in 2003. MIMI was a Florida-based investment management subsidiary of Toronto-based Mackenzie Financial Corporation (“MFC”) and adviser of the Ivy Funds sold in the United States. As part of our strategic alliance with Securian, we agreed to become investment adviser on substantially all equity assets managed by Advantus Capital Management, Inc. (“Advantus”), a subsidiary of Securian and an affiliate of Minnesota Life, and to acquire the assets of Securian’s Advantus funds.

As a result of an increased demand for our funds in our Wholesale channel, market appreciation and assets gained through acquisitions, our assets under management from the Wholesale channel have increased from $3.8 billion at December 31, 2003 to $10.8 billion at December 31, 2006. This channel’s ending assets includes $5.8 billion in assets that are subadvised by other managers.

During 2006, we achieved significant traction in sales of our mutual funds through wholesale distribution. We continued to expand our team of national wholesalers, reaching a total of 26 by year-end. Throughout 2006, the Ivy Funds family increased its presence in a number of broker/dealer platforms. These third parties have a client relationship with, and maintain an account for, the investors. Typically, investors purchase our investment products at the suggestion of third parties, thereby expanding our opportunities to gain new investors. Our efforts focus principally on distributing the Ivy Funds through three segments: broker/dealer (the largest method of distributing mutual funds for the industry), retirement (401(k) platforms using multiple managers) and registered investment advisors (fee-based financial advisors who generally sell institutional class mutual funds through financial supermarkets). We have established an important presence in the wholesale market.

Legend retirement advisors distribute our Funds, along with mutual funds managed by other investment companies, through Legend’s retirement advisor sales force. At December 31, 2006, Legend had 509 registered retirement advisors in 100 Legend offices, which are primarily individual advisor offices, located mainly in the eastern part of the United States. These retirement advisors are not included in the discussion of our financial advisors, nor in disclosures of the number of advisors we have licensed. For the years ended December 31, 2006, 2005 and 2004, Legend retirement advisors sold $74.0 million, $67.7 million and $54.7 million of our mutual funds, respectively. For the years ended December 31, 2006, 2005 and 2004, Legend also sold $382.5 million, $379.7 million and $347.4 million, respectively, of mutual funds offered by other companies not affiliated with us. Sales per Legend retirement advisor were $897 thousand in 2006. Legend had $4.7 billion of client assets under administration as of December 31, 2006.

Institutional Channel

WRIMCO and ACF market their investment advisory services directly to institutions or through consultants which assist with the manager selection process. Most of our institutional business is in defined benefit pension plans, and a significant amount of assets are managed for defined contribution pension plans, foundations, endowments, Taft-Hartley plans, high-net worth individuals and insurance company general accounts. During the past two years, our institutional asset flows were negatively impacted by a combination of underperformance at ACF and a block of client assets moving to an alternative investment. We maintain a solid reputation in the institutional asset management business, built on a good performance record and on our investment style, which over time has brought steady and consistent results.

Over the past five years, we have expanded our distribution efforts in this channel by entering into additional subadvisory agreements with certain strategic partners. As part of the December 16, 2002 acquisition of MIMI’s business, we entered into new subadvisory and marketing agreements extending MFC’s subadvisory agreements with IICO and providing us with additional investment management opportunities in Canada. Pursuant to these subadvisory agreements, we receive investment management fees covering multiple funds. The subadvisory agreement with MFC expires in 2007 and is renewable on an annual basis.

Through our strategic alliance agreement with Securian, we agreed to become investment adviser for substantially all equity assets managed by Advantus. In addition, the Company manages as separate accounts certain actively managed equities in the Minnesota Life and Securian Holding Company general accounts.

Service Agreements

We earn service fee revenues by providing various services to the Funds and their shareholders pursuant to shareholder servicing and accounting service agreements with each Fund. Pursuant to the shareholder servicing agreements, we perform shareholder servicing functions for which the Funds pay us a monthly fee, including: maintaining shareholder accounts; issuing, transferring, and redeeming shares; distributing dividends and paying redemptions; furnishing information related to the Funds; and handling shareholder inquiries. Pursuant to the accounting service agreements, we provide the Funds with bookkeeping and accounting services and assistance for which the Funds pay us a monthly fee, including: maintaining the Funds’ records; pricing Fund shares; and preparing prospectuses for existing shareholders, proxy statements and certain other shareholder reports.

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

The Company is also subject to federal and state laws affecting corporate governance, including the Sarbanes-Oxley Act of 2002 (“S-OX”), as well as rules adopted by the SEC. As a New York Stock Exchange (the “NYSE”) listed company, we are also subject to the rules of the NYSE, including the corporate governance listing standards approved by the SEC.

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

Three of our subsidiaries, W&R, LEC and IFDI, are also registered as broker/dealers with the SEC and the states. Much of the regulation of broker/dealers has been delegated by the SEC to self-regulatory organizations, principally the Municipal Securities Rulemaking Board and the National Association of Securities Dealers (the “NASD”). The NASD is the primary regulator of our broker/dealer activities. These self-regulatory organizations adopt rules (subject to approval by the SEC) that govern the industry and conduct periodic examinations of our operations over which they have jurisdiction. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. Broker/dealers are subject to regulations that cover all aspects of the securities business, including sales practices, market making and trading among broker/dealers, the use and safekeeping of clients’ funds and securities, capital structure, record-keeping, and the conduct of directors, officers and employees. Violation of applicable regulations can result in the revocation of broker/dealer licenses, the imposition of censures or fines, and the suspension or expulsion of a firm, its officers or employees.

W&R, LEC and IFDI are also each subject to certain net capital requirements pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Uniform Net Capital Rule 15c3-1 of the Exchange Act (the “Net Capital Rule”) specifies the minimum level of net capital a registered broker/dealer must maintain and also requires that part of its assets be kept in a relatively liquid form. The Net Capital Rule is designed to ensure the financial soundness and liquidity of broker/dealers. Any failure to maintain the required minimum net capital may subject us to suspension or revocation of our registration or other limitations on our activity by the SEC, and suspension or expulsion by the NASD or other regulatory bodies, and ultimately could require the broker/dealer’s liquidation. The maintenance of minimum net capital requirements may also limit our ability to pay dividends. As of December 31, 2006, 2005 and 2004 our net capital for W&R, LEC and IFDI exceeded all minimum requirements.

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

In 2004, we implemented compliance with Section 404 of S-OX. Our related report on internal controls over financial reporting for 2006 is included in Part I, Item 9A.

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

Competition

The financial services industry is highly competitive and has increasingly become a global industry. According to the ICI, there are approximately 8,500 open-end investment companies of varying sizes, investment policies and objectives whose shares are being offered to the public in the United States. We face substantial competition in all aspects of our business. Factors affecting our business include brand recognition, business reputation, investment performance, quality of service and the continuity of both client relationships and assets under management. Competition is based on the methods of fund share distribution, the type and quality of shareholder services, the success of marketing efforts and the ability to develop investment products for certain market segments, to meet the changing needs of investors, and to achieve competitive investment management performance.

We compete with hundreds of other mutual fund management, distribution and service companies that distribute their fund shares through a variety of methods, including affiliated and unaffiliated sales forces, broker/dealers and direct sales to the public of shares offered at a low or no sales charge. Many larger mutual fund complexes have large advertising budgets and established relationships with brokerage houses with large distribution networks, which enable these fund complexes to reach broad client bases. We compete with a large number of investment management firms offering services and products similar to ours, as well as other independent financial advisors. In addition, we compete with brokerage and investment banking firms, insurance companies, commercial banks and other financial institutions and businesses offering other financial products in all aspects of their businesses. Although no single company or group of companies consistently dominates the mutual fund management and services industry, many are larger than us, have greater resources and offer a wider array of financial services and products. We believe that competition in the mutual fund industry will increase as a result of increased flexibility afforded to banks and other financial institutions to sponsor mutual funds and distribute mutual fund shares. In addition, barriers to entry into the investment management business are relatively few, and thus, we face a potentially growing number of competitors, especially during periods of strong financial and economic markets. Many of our competitors in the mutual fund industry are larger, better known, have penetrated more markets and have more resources than us.

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

Employees and Financial Advisors

At December 31, 2006, we had 1,606 full-time employees, consisting of 862 home office employees, 141 employees of subsidiary companies in Florida and Texas, 108 managing principals, eight regional vice presidents, 156 field office support personnel, and 321 district managers and district supervisors; district managers and supervisors are counted as both employees and financial advisors.

At December 31, 2006, our sales force was comprised of 2,255 financial advisors, including 1,934 financial advisors who are independent contractors and 321 district managers and district supervisors who are considered employees. In addition, Legend, which is a part of our Wholesale channel, had 509 retirement advisors considered to be independent contractors.

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

Also available under the “Corporate” section is information on corporate governance. Stockholders have the ability to view our Corporate Code of Business Conduct and Ethics (the “Code of Ethics”), which applies to directors, officers, and all employees of the Company; our Corporate Governance Guidelines; and the charters of key committees (including the Audit, Compensation and Nominating and Corporate Governance Committees). Printed copies of these documents are available to any stockholder upon request by calling the investor relations department at 1-800-532-2757. Any future amendments to or waivers of the Code of Ethics will be posted to our website.

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

In response to recent scandals in the mutual fund industry regarding late trading, market timing and selective disclosure of portfolio information, various legislative and regulatory proposals are pending in or before, or have been adopted by, the SEC, the United States Congress, the legislatures in states in which we conduct operations and the various regulatory agencies that supervise our operations. Additionally, the SEC, the NASD and other regulators, are investigating certain practices within the mutual fund industry. These proposals, if enacted or adopted, could have a substantial impact on the regulation, operation and distribution of mutual funds, and could adversely affect our ability to distribute and retain the assets we manage and our revenues and net income. In particular, new rules and regulations recently proposed or adopted by the SEC and NASD will place greater regulatory compliance and administrative burdens on us. For example, recently adopted rules require investment advisers and mutual funds to adopt, implement, review and administer written policies and procedures reasonably designed to prevent violation of the federal securities laws. Similarly, the public disclosure requirements applicable to mutual funds have become more stringent. We may require additional staff to satisfy these obligations, which would increase our operating expenses.

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

An Increasing Percentage Of Our Assets Under Management Are Distributed Through Our Wholesale Channel Which Reflects Higher Redemption Rates Than Our Traditional Advisors Channel.   In recent years we have focused on expanding distribution efforts relating to our Wholesale channel. The percentage of our assets under management in our Wholesale channel has increased from 10.4% at December 31, 2003 to 22.4% at December 31, 2006, and the percentage of our total sales represented by the Wholesale channel has increased from 16.5% for the year ended December 31, 2003 to 52.0% for the year ended December 31, 2006. The success of sales in our Wholesale channel depends upon our maintaining strong relationships with institutional accounts, certain strategic partners and our non-proprietary sales outlets. Many of those distribution sources also offer investors competing funds that are internally or externally managed, which could limit the distribution of our products. The loss of any of these distribution channels and the inability to continue to access new distribution channels could decrease our assets under management and adversely affect our results of operations and growth. We cannot assure you that these channels and their client bases will continue to be accessible to us. The loss or diminution of the level of business we do with those providers could have a material adverse effect on our business, especially with the higher concentration of assets in certain funds in this channel. In addition, the Wholesale channel had redemption rates of 21.0% and 20.3% for the years ended December 31, 2006 and 2005, respectively, compared to redemption rates of 9.2% and 9.6% for our Advisors channel in the same periods reflecting the higher rate of transferability of investment assets in the Wholesale channel.

There May Be An Adverse Effect On Our Revenues And Earnings If Our Investors Remove The Assets We Manage On Short Notice.   A majority of our revenues are derived from investment management agreements with the Funds that, as required by law, are terminable on 60 days’ notice. Each investment management agreement must be approved and renewed annually by the disinterested members of each Fund’s board of directors/trustees or its shareholders, as required by law. Some of these investment management agreements may be terminated or may not be renewed, and new agreements may not be available. In addition, mutual fund investors may redeem their investments in our mutual funds at any time without any prior notice. Our investment management agreements with institutions and other non-mutual fund accounts are generally terminable upon relatively short notice. Investors can terminate their relationship with us, reduce their aggregate amount of assets under management, or shift their funds to other types of accounts with different rate structures for any number of reasons, including investment performance, changes in prevailing interest rates and financial market performance. The ability of our investors to accomplish this on short notice has increased materially due to the growth of assets in our Wholesale channel, and with the concentration of assets in certain funds in this channel. The decrease in revenues that could result from any such event could have a material adverse effect on our business and earnings.

There Is No Assurance That New Information Systems Will be Implemented Successfully.   A number of the Company’s key information technology systems were developed solely to handle the Company’s particular information technology infrastructure. The Company is in the process of evaluating and implementing new information technology and systems that it believes could facilitate and improve our core businesses and our productivity. There can be no assurance that the Company will be successful in implementing the new information technology and systems or that their implementation will be completed in a timely or cost effective manner.

There May Be Adverse Effects Of The Termination Or Failure To Renew Certain Agreements.   A majority of the Company’s revenues are derived from investment management agreements with the Funds that, as required by law, are terminable on 60 days’ notice. Each such investment management agreement must be approved and renewed annually by disinterested members of each Funds’ board of directors/trustees or its shareholders, as required by law. In addition, the Company has co-exclusive arrangements with Nationwide and Minnesota Life/Securian to distribute their variable annuities containing the Target Funds managed by the Company, which are currently set to expire in the fall of 2008. There can be no assurances that these contracts will be renewed on favorable terms, if at all, at their expiration. In addition, failure to renew the Securian arrangement could have an adverse impact on the strategic alliance agreement with Securian whereby we manage equity assets for their asset management affiliates. Finally, our subadvisory agreement with MFC expires in 2007. There can be no assurances that this agreement will be renewed on favorable terms, if at all. See “Business—Distribution Channels—Wholesale Channel, Institutional Channel.”

Our Financial Advisors Are Classified As Independent Contractors, And Changes To Their Classification Costs May Increase Our Operating Expenses.   From time to time, various legislative or regulatory proposals are introduced at the federal or state levels to change the status of independent contractors’ classification to employees for either employment tax purposes (withholding, social security, Medicare and unemployment taxes) or other benefits available to employees. Currently, most individuals are classified as employees or independent contractors for employment tax purposes based on 20 “common law” factors, rather than any definition found in the Internal Revenue Code or Internal Revenue Service regulations.  We classify the majority of our financial advisors as independent contractors for all purposes, including employment tax and employee benefit purposes. There can be no assurance that legislative, judicial, or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change the employee/independent contractor classification of those financial advisors currently doing business with us. The costs associated with potential changes, if any, with respect to these independent contractor classifications could have a material adverse effect on the Company, including our results of operations and financial condition if we were unable to reflect them in our compensation arrangements with the financial advisors.

New Regulations Restricting The Use Of “Soft Dollars” Could Result In An Increase In Our Expenses.   On behalf of our mutual fund and investment advisory clients, we make decisions to buy and sell securities for each portfolio, select broker/dealers to execute trades, and negotiate brokerage commission rates. In connection with these transactions, we may receive “soft dollar credits” from broker/dealers that we can use to defray certain of our expenses. If regulations are adopted eliminating the ability of asset managers to use “soft dollars,” our operating expenses could increase.

Our Ability To Hire And Retain Senior Executive Management And Other Key Personnel Is Significant To Our Success And Growth.   Our continued success depends to a substantial degree on our ability to attract and retain qualified senior executive management and other key personnel to conduct our broker/dealer, fund management and investment advisory businesses. The market for qualified fund managers, investment analysts and financial advisors is extremely competitive. Additionally, we are dependent on our financial advisors and select wholesale distributors to sell our mutual funds and other investment products. Our growth prospects will be directly affected by the quality, quantity and productivity of financial advisors we are able to successfully recruit and retain. There can be no assurances that we will be successful in our efforts to recruit and retain the required personnel.

Our Business Is Subject To Substantial Risk From Litigation, Regulatory Investigations And Potential Securities Laws Liability.   Many aspects of our business involve substantial risks of litigation, regulatory investigations and/or arbitration, and from time to time, we are involved in various legal proceedings in the course of operating our business. The Company is exposed to liability under federal and state securities laws, other federal and state laws and court decisions, as well as rules and regulations promulgated by the SEC, the NASD and other regulatory bodies. We, our subsidiaries, and/or certain of our past and present officers, have been named as parties in legal actions, regulatory investigations and proceedings, and securities arbitrations in the past and have been subject to claims alleging violation of such laws, rules and regulations, which have resulted in the payment of fines and settlements. An adverse resolution of any lawsuit, legal or regulatory proceeding or claim against us could result in substantial costs or reputational harm to the Company, and have a material adverse effect on the Company’s business, financial condition or results of operations, which, in turn, may negatively affect the market price of our Class A common stock (“common stock”) and our ability to pay dividends. In addition to these financial costs and risks, the defense of litigation or arbitration may divert resources and management’s attention from operations.

Our Revenues, Earnings And Prospects Could Be Adversely Affected If The Securities Markets Decline.   Our results of operations are affected by certain economic factors, including the level of the securities markets. The existence of adverse market conditions (which is particularly material to us due to our high concentration of assets under management in the United States domestic stock market) and lack of investor confidence could result in investors withdrawing from the markets or decreasing their rate of investment, either of which could adversely affect our revenues, earnings and growth prospects. Because our revenues are, to a large extent, investment management fees that are based on the value of assets under management, a decline in the value of these assets adversely affects our revenues and earnings. Our growth is dependent to a significant degree upon our ability to attract and retain mutual fund assets, and, in an adverse economic environment, this may prove difficult. Our growth rate has varied from year to year and there can be no assurance that the average growth rates sustained in the recent past will continue. In addition, a decline in the market value of these assets could cause our clients to withdraw funds in favor of investments they perceive as offering greater opportunity or lower risk, which could also negatively impact our revenues and earnings. The combination of adverse markets reducing sales and investment management fees could compound on each other and materially affect earnings.

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

The Terms Of Our Credit Facility Impose Restrictions On Our Operations That May Adversely Impact Our Prospects And The Operations Of Our Business.   There are no assurances we will be able to raise additional capital if needed, which could negatively impact our liquidity, prospects and operations. We have entered into a three-year revolving credit facility with various lenders providing for total loans of $200.0 million. Under this facility, the lenders may, at their option upon our request, expand the facility to $300.0 million. We also utilize money market loans, which function similarly to commercial paper. At February 23, 2007, there was no balance outstanding under either the revolving credit facility or the money market loan program. The terms and conditions of our revolving credit facility and the money market loans impose restrictions that affect, among other things, our ability to incur additional debt, make capital expenditures and acquisitions, merge, sell assets, pay dividends and create or incur liens. Our ability to comply with the financial covenants set forth in our credit facility could be affected by events beyond our control, and there can be no assurance that we will achieve operating results that will comply with such terms and conditions, a breach of which could result in a default under our credit facility. In the event of a default, the banks could elect to declare the outstanding principal amount of our credit facility, all interest thereon, and all other amounts payable under our credit facility to be immediately due and payable.

Our ability to meet our cash needs and satisfy our debt obligations will depend upon our future operating performance, asset values, the perception of our creditworthiness and, indirectly, the market value of our stock. These factors will be affected by prevailing economic, financial and business conditions and other circumstances, some of which are beyond our control. We anticipate that any borrowings from our existing credit facility, money market loans and/or cash provided by operating activities will provide sufficient funds to finance our business plans, meet our operating expenses and service our debt obligations as they become due. However, in the event that we require additional capital, there can be no assurance that we will be able to raise such capital when needed or on satisfactory terms, if at all, and there can be no assurance that we will be able to renew or refinance our credit facility upon its maturity or on favorable terms. If we are unable to raise capital or obtain financing, we may be forced to incur unanticipated costs or revise our business plan.

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

There Are No Assurances That We Will Pay Future Dividends Which Could Adversely Affect Our Stock Price.   The Waddell & Reed Financial, Inc. Board of Directors (the “Board of Directors”) currently intends to continue to declare quarterly dividends on our common stock; however, the declaration and payment of dividends is subject to the discretion of our Board of Directors. Any determination as to the payment of dividends, as well as the level of such dividends, will depend on, among other things, general economic and business conditions, our strategic plans, our financial results and condition, and contractual, legal, and regulatory restrictions on the payment of dividends by us or our subsidiaries. We are a holding company and, as such, our ability to pay dividends is subject to the ability of our subsidiaries to provide us with cash. There can be no assurance that the current quarterly dividend level will be maintained or that we will pay any dividends in any future period(s). Any change in the level of our dividends or the suspension of the payment thereof could adversely affect our stock price.

Our Stockholders Rights Plan Could Deter Takeover Attempts Which Some Of Our Stockholders May Believe To Be In Their Best Interest.   Under certain conditions, the rights under our stockholders rights plan entitle the holders of such rights to receive shares of our common stock having a value equal to two times the exercise price of the right. The rights are attached to each share of our outstanding common stock and generally are exercisable only if a person or group acquires 15% or more of the voting power represented by our common stock. Our stockholders rights plan could impede the completion of a merger, tender offer, or other takeover attempt even though some or a majority of our stockholders might believe that a merger, tender offer or takeover is in their best interests, and even if such a transaction could result in our stockholders receiving a premium for their shares of our stock over the then current market price of our stock.

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

ITEM 1B.       Unresolved Staff Comments

None.

ITEM 2.                Properties

Our home offices lease approximately 350,000 square feet for Waddell & Reed, Legend, and ACF located in Overland Park, Kansas, Palm Beach Gardens, Florida, and San Antonio, Texas, respectively. This figure does not include office space of 41,000 square feet formerly leased by MIMI in Boca Raton, Florida, which has been sublet. In addition, we lease office space for financial advisors and sales management in various locations throughout the United States totaling approximately 610,000 square feet. In the opinion of management, the office space leased by the Company is adequate for existing operating needs.

ITEM 3.                Legal Proceedings

The Company is involved from time to time in various legal proceedings, regulatory investigations and claims incident to the normal conduct of business, which may include proceedings that are specific to us and others generally applicable to business practices within the industries in which we operate. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and on the results of operations in a particular quarter or year.

ITEM 4.                Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of the Company’s security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.                Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock (“common stock”) is traded on the NYSE under the ticker symbol “WDR.” The following table sets forth, for the periods indicated, the reported high and low sale prices of our common stock, as reported by the NYSE, as well as the cash dividends paid for these time periods:

Market Price

	2006			2005
Quarter	High	Low	Dividends Per Share	High	Low	Dividends Per Share
1	$23.60	$20.57	$0.15	$24.09	$19.01	$0.15
2	24.80	19.65	0.15	19.98	16.51	0.15
3	25.05	19.23	0.15	20.25	18.38	0.15
4	27.80	23.97	0.15	22.33	18.13	0.15

Year-end closing prices of our common stock for 2006 and 2005, respectively were: $27.36 and $20.97. The closing price of our common stock on February 23, 2007 was $25.73.

According to the records of our transfer agent, we had 4,225 holders of record of common stock as of February 23, 2007. We believe that a substantially larger number of beneficial stockholders hold such shares in depository or nominee form.

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

The Board of Directors approved an increase in the quarterly dividend on our common stock from $.15 per share to $.17 per share beginning with our second quarter 2007 dividend, payable on May 1, 2007. We anticipate that quarterly dividends will continue to be paid.

Common Stock Repurchases

Our Board of Directors has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in our stock-based compensation programs. During the year ended December 31, 2006, we repurchased (i) 1,139,116 shares in the open market and in private purchases at an aggregate cost, including commissions, of $27.7 million, (ii) 6,933 mature shares from stock incentive plan participants to cover the strike price of options exercised in connection with a Stock Option Restoration Program (the “SORP”), (iii) 477 newly issued shares from SORP participants to cover their statutory minimum tax withholdings on option exercises, and (iv) 238,045 shares from related parties to cover their tax withholdings from the vesting of nonvested shares. The aggregate cost of shares obtained from related parties during 2006 was $5.6 million. The purchase price paid by us for private repurchases of our common stock from related parties is the closing market price on the purchase date.

The following table sets forth certain information about the shares of common stock we repurchased during the fourth quarter of 2006.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under The Program
October 1 - October 31	105,626	$24.94	105,626	n/a (1)
November 1 - November 30	100,301	24.95	100,301	n/a (1)
December 1 - December 31	34,069	27.36	34,069	n/a (1)
Total	239,996	$25.29	239,996

(1)          On August 31, 1998, we announced that our Board of Directors approved a program to repurchase shares of our common stock on the open market. Under the repurchase program, we are authorized to repurchase, in any seven-day period, the greater of (i) 3% of our outstanding common stock or (ii) $50 million of our common stock. We may repurchase our common stock through the New York Stock Exchange, other national or regional market systems, electronic communication networks or alternative trading systems such as POSIT, during regular or after-hours trading sessions. POSIT is an alternative trading system that uses passive pricing to anonymously match buy and sell orders. To date, we have not used electronic communication networks or alternative trading systems to repurchase any of our common stock and do not intend to use such networks or systems in the foreseeable future. Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased. Our Board of Directors reviewed and ratified the stock repurchase program in July 2004. During the fourth quarter of 2006, all stock repurchases were made pursuant to the repurchase program including 34,996 shares that were purchased in connection with funding employee income tax withholding obligations arising from the vesting of nonvested shares.

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

	For the Year Ended December 31,
	2006 (1)	2005 (2)	2004	2003 (3)	2002 (4)
	(in thousands, except per share data and number of financial advisors)
Revenues from:
Investment management fees	$311,525	267,681	240,282	203,918	186,038
Underwriting and distribution fees	317,458	272,590	252,883	231,662	240,473
Shareholder service fees	89,672	81,809	76,522	70,678	65,690
Total revenues	718,655	622,080	569,687	506,258	492,201
Net income	46,112	60,121	102,165	54,265	87,425
per common share—basic	0.57	0.74	1.27	0.67	1.09
per common share—diluted	0.55	0.73	1.25	0.66	1.07
Dividends per common share	$0.60	0.60	0.60	0.57	0.53
Advisor and productivity data (excluding Legend):
Investment product sales (5)	$2,276,405	1,901,356	1,811,960	1,796,244	2,008,599
Number of financial advisors (end of period)	2,255	2,409	2,623	2,929	3,466
Average number of financial advisors	2,290	2,453	2,556	3,049	3,198
Investment product sales per advisor	$994	776	709	589	628
Wholesale channel data:
Sales (net of commissions)	$4,541,812	2,346,749	1,375,222	932,600	443,042
Number of wholesalers	26	23	19	15	7
Institutional channel sales	$968,106	654,333	1,276,614	2,388,881	933,732

	As of December 31,
	2006	2005	2004	2003	2002
	(in millions)
Assets under management	$48,401	41,863	38,658	36,573	28,115
Balance sheet data:
Goodwill and identifiable intangible assets	228.4	250.3	250.3	250.1	216.7
Total assets	662.7	632.3	619.9	565.8	560.5
Short-term debt	—	1.7	35.0	25.0	58.0
Long-term debt	199.9	198.2	202.9	209.7	213.1
Total liabilities	418.0	384.9	401.0	390.4	411.2

(1)          Includes a pre-tax charge of $55.0 million ($39.4 million net of tax) to recognize our settlement with the SEC, New York Attorney General and Kansas Securities Commissioner related to market-timing allegations; a charge of $20.0 million (not deductible for income tax purposes) to recognize the impairment of goodwill associated with ACF; charges associated with the resolution of the Williams excessive fee litigation; expenses related to prior regulatory settlements; and a pre-tax charge of $1.9 million ($1.3 million net of tax) related to employee separation costs at ACF in response to a decline in investment performance and related loss of assets under management, all recorded in 2006.

(2)          Includes pre-tax charges totaling $47.4 million ($30.8 million net of tax) recorded during 2005 related to settlements of outstanding legal matters with Torchmark for actions in Alabama, California and

Kansas, a settlement with the NASD and a consortium of states relating to variable annuity sales practices; separation of employment payments to our former chief executive officer; a NASD arbitration settlement with a former financial advisor; and other employee separation payments related to the restructuring of the Advisors channel.

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

(5)          Investment product sales are commissionable sales by our financial advisors, shown gross of commissions, and do not include mutual funds sold at net asset value or sales of other wholesale mutual funds or insurance products.

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

Executive Overview

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

Our Distribution Channels

One of our distinctive qualities is that we are a significant distributor of investment products, conducting our business in three channels: the Advisors channel, the Wholesale channel and the Institutional channel.

In the Advisors channel, we have a network of more than 2,250 financial advisors providing personal financial planning services to our clients across the United States, focusing on investment strategies for retirement, education funding, insurance, estate planning and other specific needs.

In our Wholesale channel, we distribute retail mutual funds through broker/dealers, registered investment advisors, including Legend, our Florida-based retirement planning subsidiary and various retirement platforms.

In our Insititutional channel, our efforts include defined benefit plans, pension plans, endowments, subadvisory relationships and high net worth clients.

Revenue Sources

We derive our revenues primarily from providing investment management, distribution and administrative services to the Funds and institutional and separately managed accounts. Investment management fees, a substantial source of our revenues, are based on the amount of average assets under management and are affected by sales levels, financial market conditions, redemptions and the composition of assets. Underwriting and distribution revenues, another substantial source of revenues, consist of commissions derived from sales of investment and insurance products, distribution fees on certain variable products, and fees earned on fee-based asset allocation products, as well as advisory services. The products sold have various commission structures and the revenues received from product sales vary based on the type and amount sold. Rule 12b-1 service and distribution fees earned for servicing and/or distributing certain mutual fund shares are based upon assets under management and fluctuate based on sales, redemptions and financial market conditions. Other service fees include transfer agency fees, custodian fees for retirement plan accounts and portfolio accounting.

2006 in Review

•       All material outstanding legal and regulatory issues have been resolved.

•       Earnings declined due to charges associated with litigation and regulatory settlements and a goodwill impairment charge.

•       Assets under management were up 16% to $48.4 billion, driven by a combination of organic growth and market action.

•       Ivy Funds gross sales ranked among the top 25 at each of the five largest wirehouses in the United States.

•       Advisors channel productivity and net sales continue to improve.

•       Operating margin adjusted for special charges showed a slight decline.

•       Common stock value was up 30% over the prior year.

These topics are discussed in more detail in the sections that follow.

Key Developments

Litigation and Regulatory Settlements

During 2006, we recorded a charge of $55.0 million related to settlement with the SEC, the New York Attorney General and the Kansas Securities Commission regarding market timing allegations, $12.0 million of which represented non-deductible penalties. In addition, effective October 1, 2006, the Company instituted an annual $5.0 million investment management fee waiver pursuant to the New York Attorney General settlement by adjusting management fee rates on certain funds.

On May 30, 2006, the investment advisor and underwriter subsidiaries of the Company for the Ivy Funds were dismissed from the Williams Excessive Fee case with prejudice. On September 25, 2006 the remainder of this case was dismissed with prejudice. The negotiations and discussions leading up to, and the terms of, the dismissal are confidential.

During 2006, all remaining restitution related to settlements of outstanding litigation including matters with the Enforcement Department of NASD Regulation and Torchmark Corporation (“Torchmark”) was paid and the matter was resolved. During the third quarter of 2006, the Arbitration Panel adjudicating the Torchmark matter related to state taxes ruled against the Company and determined that the Company owed Torchmark $7.4 million. A reserve previously established largely covered this exposure.

ACF Goodwill Impairment and Restructuring Charge

We recorded a goodwill impairment charge of $20.0 million related to our subsidiary, ACF. Factors that led to this conclusion included, but were not limited to, the negative impact of the continued decline in ACF’s assets under management and diminished involvement of ACF’s investment staff in mutual fund advisory responsibilities during the second quarter of 2006. Continued asset redemptions have placed significant risk on ACF’s ability to achieve and maintain profitability, and therefore have adversely impacted its earnings potential. We also recorded a restructuring charge of $1.9 million at ACF for employee separation costs, in response to a decline in investment performance and related loss of assets under management.

Approval for Increase to Quarterly Dividend

The Board of Directors approved an increase in the quarterly dividend on our common stock from $.15 per share to $.17 per share beginning with our second quarter 2007 dividend, payable on May 1, 2007.

Results of Operations

Net Income

Net income decreased 23% in 2006 to $46.1 million, or $0.55 per diluted share, compared to $60.1 million, or $0.73 per diluted share for the same period in 2005. This decrease was due to current year legal and regulatory settlements as well as goodwill impairment and restructuring charges related to our subsidiary, ACF.

Net income decreased 41% in fiscal 2005 to $60.1 million, or $0.73 per diluted share, compared to $102.2 million, or $1.25 per diluted share for the same period in 2004. The decrease in 2005 was due to legal and regulatory settlements, costs related to the separation of employment of our former chief executive officer and severance and restructuring costs in our Advisors channel.

	For the Year Ended December 31,			Variance
	2006	2005	2004	2006 vs 2005	2005 vs 2004
	(in thousands, except percentage data)
Net Income	$46,112	60,121	102,165	-23%	-41%
Earnings per share:
Basic	$0.57	0.74	1.27	-23%	-42%
Diluted	$0.55	0.73	1.25	-25%	-42
Operating Margin	12%	17%	29%	NM	NM

Total Revenues

Total revenues increased 16% and 9% for the fiscal years 2006 and 2005, respectively, attributable to growth in average assets under management of 15% and 9% for the two years.

	For the Year Ended December 31,			Variance
	2006	2005	2004	2006 vs 2005	2005 vs 2004
	(in thousands, except percentage data)
Investment management fees	$311,525	267,681	240,282	16%	11%
Underwriting and distribution fees	317,458	272,590	252,883	16%	8%
Shareholder service fees	89,672	81,809	76,522	10%	7%
Total revenues	$718,655	622,080	569,687	16%	9%

Investment Management Fee Revenues

Investment management fee revenues are earned for providing investment advisory services to the Funds and to institutional and separate accounts. Investment management fee revenues increased $43.8 million, or 16%, in 2006 and $27.4 million, or 11%, in 2005.

Revenues from investment management services provided to our retail mutual funds, which are distributed through the Advisors and the Wholesale channels, increased $46.2 million, or 21%, in 2006 compared to 2005, while the related retail average assets increased 20%. Revenues from investment management services provided to our retail mutual funds, increased $27.4 million, or 14%, in 2005 compared to 2004, while the related retail average assets increased 11%. Investment management fee revenues increased more than the related retail average assets due to significant sales growth in Ivy specialty funds, which tend to have higher management fee rates. Revenue was impacted by the decrease to management fee rates on certain funds in compliance with the New York Attorney General settlement that took place in the fourth quarter of 2006. This decrease to management fee rates will reduce management fees by approximately $5.0 million annually. Retail sales in 2006 and 2005 were $7.8 billion, and $4.8 billion, respectively, representing a 63% and 32% increase over sales in 2005 and 2004, respectively.

Institutional and separate account revenues were $41.3 million and $43.6 million in 2006 and 2005, respectively. The decrease in account revenues in 2006 was primarily attributable to ACF, based on a decline in their average assets by 42%. Institutional and separate account revenues in 2005 remained consistent with those recognized in 2004, as overall growth in assets under management during 2005 was constrained by the loss of one block of client assets moving to an alternative investment, and also performance driven outflows at ACF.

Long-term redemption rates (which exclude money market fund redemptions) in the Advisors channel improved to 9.2% in 2006 compared to 9.6% and 11.3% in 2005 and 2004, respectively. In the Wholesale channel, long-term redemption rates were 21.0% in 2006, an increase from 20.3% in 2005 and a decrease from the 2004 rate of 23.7%. The long-term redemption rate for our Institutional channel was 22.6% in 2006 compared to 25.8% in 2005 and 21.3% in 2004. The higher institutional redemption rate in 2006 compared to 2004 was a result of performance driven outflows at ACF. The elevated redemption rate in 2005, as mentioned earlier, is due to the loss of one block of client assets moving to an alternative investment as well as performance driven outflows at ACF. We expect the Advisors channel long-term redemption rate to remain lower than that of the Wholesale channel due to the personal and customized nature in which our financial advisors provide service to their clients.

Underwriting and Distribution Revenues and Expenses

The following table illustrates our underwriting and distribution fee revenues and expenses segregated by distribution channel for the years ended December 31, 2006, 2005 and 2004:

	Total
	2006	2005	2004	2006 vs 2005	2005 vs 2004
	(in thousands, except percentage data)
Revenue	$317,458	272,590	252,883	16%	8%
Expenses:
Direct	244,454	202,162	179,753	21%	12%
Indirect	112,084	101,175	89,046	11%	14%
Total Expenses	356,538	303,337	268,799	18%	13%
Net Underwriting & Distribution	$(39,080)	(30,747)	(15,916)	-27%	-93%

	Advisors Channel
	2006	2005	2004	2006 vs 2005	2005 vs 2004
Revenue	$225,313	206,582	200,443	9%	3%
Expenses:
Direct	154,580	141,102	132,371	10%	7%
Indirect	82,337	76,001	68,272	8%	11%
Total Expenses	236,917	217,103	200,643	9%	8%
Net Underwriting & Distribution	$(11,604)	(10,521)	(200)	-10%	-5161%

	Wholesale Channel
	2006	2005	2004	2006 vs 2005	2005 vs 2004
Revenue	$92,145	66,008	52,440	40%	26%
Expenses:
Direct	89,874	61,060	47,382	47%	29%
Indirect	29,747	25,174	20,774	18%	21%
Total Expenses	119,621	86,234	68,156	39%	27%
Net Underwriting & Distribution	$(27,476)	(20,226)	(15,716)	-36%	-29%

The Advisors channel is the primary source of underwriting and distribution revenue, given that a significant amount of Wholesale mutual fund sales are load-waived, with the exception of investment product sales by Legend retirement advisors. The majority of underwriting and distribution fee revenues are derived from sales commissions charged on front-end load products sold by our financial advisors that include mutual fund Class A shares (those sponsored by the Company and those underwritten by other non-proprietary mutual fund companies), variable annuities and financial planning fees. To a lesser extent, underwriting and distribution revenues are received from Rule 12b-1 asset-based distribution and service fees earned on both load and load-waived and deferred-load products sold by our financial advisors and third party intermediaries, asset-based fees earned on our asset allocation products, and commissions earned on the sale of other insurance products.

We divide the costs of underwriting and distribution into two components—direct costs and indirect costs. Direct selling costs fluctuate with sales volume, such as advisor commissions and commission overrides paid to field management, advisor incentive compensation, commissions paid to third parties and those paid to our own wholesalers, and related overrides in our Wholesale channel. Indirect selling costs are fixed costs that do not necessarily fluctuate with sales levels. Indirect costs include expenses incurred by our home office and field offices such as wholesaler salaries, marketing costs, promotion and distribution of our products through the Advisors and Wholesale channels, support and management of our financial advisors such as field office overhead, sales programs, technology infrastructure, and costs of managing and supporting our Wholesale efforts through technology infrastructure and personnel. While the Institutional channel does have marketing expenses, those expenses are accounted for in our compensation and related costs and general and administrative expense lines instead of underwriting and distribution because of the channel’s integration with our investment management division and its relatively small size. We recover certain of our underwriting and distribution costs through Rule 12b-1 service and distribution fees, which are paid by the Funds. Rule 12b-1 service and distribution fees are received predominantly from the Advisors Funds Class A shares under a sales and servicing reimbursement plan agreement. This agreement allows reimbursement to us from the Advisors Funds Class A shares of certain Rule 12b-1 eligible expenses, not to exceed a maximum of 25 basis points of average daily net assets under management. We also have compensatory or reimbursement Rule 12b-1 service and/or distribution plans for the Ivy Funds, Target Funds, InvestEd, and Advisor Funds. All 12b-1 service and distribution fee revenue received from the Funds is recorded on a gross basis.

Underwriting and distribution revenues increased by $44.9 million, or 16%, when compared with the prior year. A majority of the increase in revenues was due to higher 12b-1 asset based service and distribution fees of $31.1 million as a result of an increase in average mutual fund assets under management. Underwriting revenue on front-load product sales sold in the Advisors channel contributed an additional $10.0 million in revenues due to higher sales during 2006. Higher point of sale commissions, advisory fees and 12b-1 service fee revenues earned by Legend added another $6.9 million in revenue compared to the prior year as their assets under administration increased.

Underwriting and distribution revenues in 2005 increased by $19.7 million, or 8%, when compared with 2004. Higher 12b-1 asset based service and distribution fees of $14.7 million represented a majority of the increase due to an increase in average mutual fund assets under management when compared to the prior year. Increased front-load product sales in the Advisors channel also contributed $2.8 million in additional revenue. Higher point of sale commissions, advisory fees and 12b-1 service fee revenues of $5.5 million earned by Legend were also realized due to an increase in their assets under administration. The revenue increases were offset by declines in commissions earned on insurance product sales of $2.8 million and fees earned on asset allocation products of $2.9 million due to a decline in assets invested in these products.

Underwriting and distribution expenses increased by $53.2 million, or 18%, when compared with the prior year. A majority of this increase was attributed to higher direct expenses in the Wholesale channel of

$28.8 million as a result of higher sales volume and an increase in average Wholesale assets under management. Specifically, higher 12b-1 asset based service and distribution expenses, additional dealer compensation paid to third party distributors, and higher commissions were paid to our wholesalers. Direct expenses in the Advisors channel increased $13.5 million due to an increase in point-of-sale commissions paid on front-load product sales and higher 12b-1 asset based service and distribution commissions paid. The increase in indirect expenses in the Advisors channel of $6.3 million was due to increased information technology, sales support and convention expenses. The indirect expenses increase of $4.6 million in the Wholesale channel was driven by higher costs associated with developing our non-proprietary distribution outlets.

Underwriting and distribution expenses in 2005 increased by $34.5 million, or 13%, when compared to 2004. This increase was split almost evenly amongst the two channels. Increased point-of-sale and 12b-1 asset based commissions made up $22.4 million of the increase on a combined channel basis due to both increases in product sales and average assets under management. The indirect expense increase in the Advisors channel of $7.7 million was the result of higher sales program costs, additional compensation for newly added home office positions to assist with advisor recruiting and development, and higher marketing program costs. Indirect expenses increased $4.4 million in the Wholesale channel as we continued our effort to develop non-proprietary distribution outlets in this channel.

Shareholder Service Fee Revenues

Shareholder service fee revenues primarily include transfer agency fees, custodian fees from retirement plan accounts, and portfolio accounting and administration fees. During 2006 and 2005, shareholder service fee revenue increased by 10% and 7%, respectively, due in part to an increase in the average number of shareholder accounts for which transfer agency fees are charged, growth in assets in shareholder accounts for which certain other fees are based, and to a change to the structure of portfolio asset based fees that are charged for accounting and administrative services provided to the Funds.

Transfer agency fees, which accounted for approximately 75% of total shareholder service fee revenue in both 2006 and 2005, are based on annual charges per shareholder account. Transfer agency fee revenue increases for 2006 and 2005 as compared to the prior years were $5.6 million and $4.0 million, respectively. These increases were in line with the average shareholder account growth of 10% and 7% for 2006 and 2005, respectively. The average number of shareholder accounts grew to 2.79 million in 2006 compared to 2.53 million in 2005, primarily due to the growth in sales in our Wholesale channel during 2006.

Total Operating Expenses

Operating expenses increased $111.2 million, or 21%, in 2006 compared to 2005 due to increased underwriting and distribution expenses, increased litigation-related charges recorded in general and administrative and an impairment charge related to goodwill recorded in the current year. Operating expenses increased $112.2 million, or 28%, in 2005 compared to 2004 due to increased underwriting and distribution expenses and litigation-related charges recorded in general and administrative expenses. Underwriting and distribution expenses are discussed above.

	For the Year Ended
	December 31,			Variance
	2006	2005	2004	2006 vs 2005	2005 vs 2004
	(in thousands, except percentage data)
Underwriting and distribution	$356,538	303,337	268,799	18%	13%
Compensation and related costs	110,101	99,673	83,099	10%	20%
General and administrative	100,604	87,029	38,357	16%	127%
Subadvisory fees	30,758	18,218	6,983	69%	161%
Depreciation	11,725	10,275	9,090	14%	13%
Goodwill impairment	20,000	—	—	NM	NM
Total operating expenses	$629,726	518,532	406,328	21%	28%

Compensation and Related Costs

Compensation and related costs in 2006 increased $10.4 million, or 10%, compared to 2005. During 2006, we incurred charges of $1.9 million (which included $1.5 million of share-based compensation expense) at ACF in response to a decline in investment performance and related loss of assets under management. Additionally, 2005 included $2.7 million in charges associated with the resignation of our former CEO. Excluding these charges, compensation and related costs increased by $11.2 million. Share-based compensation accounted for $4.8 million of this increase primarily due to higher amortization expense associated with our April 2006 grant of nonvested stock. The current year is the first year in which the expense from four years of grants (all with a four-year vesting period) is reflected in compensation and related costs. Additionally, base salaries and payroll taxes contributed $3.6 million to the increase, primarily due to an increase in headcount of 3.4% and annual merit increases during 2006. Incentive compensation increased $3.7 million during 2006, principally due to a change in the compensation structure for our CEO and investment performance incentives earned by our investment management division.

Compensation and related costs in 2005 increased $16.6 million, or 20%, compared to 2004. Excluding the 2005 charge of $2.7 million associated with the resignation of our former CEO, compensation and related costs increased $13.9 million. Base salaries and payroll taxes contributed $4.7 million to the increase, primarily due to an increase in headcount of 5.0% and annual merit increases during 2005. Incentive compensation increased $2.9 million during 2005, principally due to investment performance incentives earned by our investment management division. Share-based compensation in 2005 increased $5.3 million, compared to the prior year, primarily due to amortization of additional nonvested stock grants made in April of 2004 and 2005.

Share-based compensation, previously reported as a separate line item in the consolidated statement of operations, has been included in compensation and related costs for all periods presented.

General and Administrative Expenses

General and administrative expenses are operating costs other than those related to compensation and to distribution efforts, including, but not limited to, computer services and software costs,

telecommunications, facilities costs of our home offices, costs of professional services including legal and accounting, and insurance.

General and administrative expenses increased $13.6 million in 2006 compared to 2005. Both years included charges for legal settlements:  $55.0 million in 2006 for the settlement with the SEC and state regulators; $35.0 million in 2005 for the settlement of outstanding legal matters with Torchmark for various actions and the NASD and a consortium of states relating to variable annuity sales practices; $6.1 million in 2005 in additional expenses related to a settlement of an NASD arbitration case with a former advisor; and $3.2 million in costs related to the resignation of our former chief executive officer. Excluding charges for litigation, regulatory and other matters, general and administrative expenses increased $2.9 million compared to 2005. Higher costs for computer services contributed to the current year increase.

General and administrative expenses increased $48.7 million in 2005 compared to 2004. This increase relates primarily to 2005 legal settlements and costs as previously mentioned of $44.3 million. Excluding charges for litigation, regulatory and other matters, general and administrative expenses increased $4.4 million compared to 2004. Higher costs for computer services and maintenance, facilities expansion, corporate insurance and legal all contributed to the increase.

Goodwill Impairment

In 2006, we recorded an impairment charge of $20.0 million related to our subsidiary, ACF. Factors that led to this conclusion included, but were not limited to, the negative impact of the continued decline in ACF’s assets under management and diminished involvement of ACF’s investment staff in mutual fund advisory responsibilities during the second quarter of 2006. Continued asset redemptions placed significant risk on ACF’s ability to achieve and maintain profitability, and therefore had adversely impacted its earnings potential.

Subadvisory Fees

Subadvisory fees represent fees paid to other asset managers for providing advisory services for certain mutual fund portfolios. These expenses reduce our operating margin since we pay out approximately half of our management fee revenue received from subadvised products. Our sales in the Wholesale channel broadened in 2006 to include a larger percentage of sales into our own managed products. The growth trend in the sales of our own managed products should help to improve our future operating margin.

Subadvisory expenses for the years ended 2006, 2005 and 2004 were $30.8 million, $18.2 million and $7.0 million, respectively. Significant sales growth in our Wholesale channel throughout 2005 and 2006, particularly sales of our subadvised specialty mutual fund products, has driven increased expenses. As this expense is a function of sales, redemptions and market action for subadvised assets, a continuation of the growth trend for these assets would likely result in future increases to subadvisory expenses.

Other Income and Expenses

Investment and Other Income

Investment and other income for 2006 increased by $5.8 million over the same period in the prior year, primarily reflecting increased interest on short-term commercial paper investments of $3.3 million due to a combination of higher average balances and interest rates. We also recorded gains from the sale of available-for-sale securities of $3.3 million. These increases were partially offset by a decrease in mutual fund trading portfolio returns of $1.2 million during the year.

Investment and other income for 2005 increased by $1.1 million over the same period in the prior year, primarily reflecting increased interest on short-term commercial paper investments of $2.1 million due to a combination of higher balances and interest rates. Increased dividend income from mutual fund holdings of $0.5 million also contributed to the increase during 2005. A decline in income recorded on trading securities of $0.7 million, lower interest earned on corporate and municipal bonds of $0.5 million, and net losses from other investments of $0.3 million offset these increases.

Interest Expense

Interest expense decreased $2.1 million in 2006 compared to 2005, partially due to interest incurred on short-term borrowings in 2005 of $0.9 million. There were no short-term borrowings in 2006. In 2006, we refinanced $200 million in senior notes at a rate of 5.6%, compared to an average interest rate of 6.25% (including the benefit of our interest rate swap) in 2005, resulting in decreased 2006 interest expense of $1.2 million.

Interest expense increased $3.6 million, or 33%, to $14.3 million for 2005 compared to 2004, primarily reflecting an increase of $3.8 million from interest paid on our 7.50% senior notes due to higher variable rates paid on our interest rate swap. Average interest rates on these senior notes rose from 4.34% in 2004 to 6.25% during 2005 (including the benefit of our interest rate swap). This increase was offset by a decrease in interest paid on short-term money market loans of $0.2 million due to a decline in average borrowings for the year.

Income Taxes

Our effective income tax rate was 48.3%, 37.3% and 35.4% in 2006, 2005 and 2004, respectively. The effective tax rate in 2006 increased compared to 2005 primarily as a result of the non-deductible goodwill impairment charge, as well as non-deductible fines recorded during 2006. Our 2006 effective tax rate, removing the effect of these non-deductible charges and state tax incentives recorded in 2006, would have been 36.4%. This rate is more reflective of the Company’s anticipated effective tax rate excluding any non-recurring non-deductible charges or any state incentives the Company may receive for future capital expenditures. The effective tax rate in 2005 increased compared to 2004 principally due to non-deductible fines recorded during 2005. The 2004 effective rate also benefited from a change in the assessment of the deductibility of certain charges recorded in 2003.

Liquidity and Capital Resources

The following table summarizes certain key financial data relating to our liquidity and capital resources:

	For the Year Ended
	December 31,			Variance
	2006	2005	2004	2006 vs 2005	2005 vs 2004
	(in thousands, except percentage data)
Balance Sheet Data:
Cash and cash equivalents (1)	$196,516	162,775	83,900	21%	94%
Investment Securities	48,129	51,701	125,275	-7%	-59%
Short-term debt	—	1,746	35,000	NA	-95%
Long-term debt	199,942	198,230	202,899	1%	-2%
Cash Flow Data:
Operating cash flows	99,559	104,222	114,685	-4%	-9%
Investing cash flows	(2,332)	66,140	(48,197)	-104%	237%
Financing cash flows	(63,486)	(91,487)	(54,054)	31%	-69%

(1)          Includes reserves of $32.6 million, $26.1 million and $22.6 million held for the benefit of customers in compliance with federal securities regulations at December 31, 2006, 2005 and 2004, respectively.

Our operations provide much of the cash necessary to fund our priorities, as follows:

•       Finance internal growth

•       Pay dividends

•       Repurchase our stock

Finance Internal Growth

We use cash to fund growth in our distribution channels. Our Wholesale channel, which has a higher cost to gather assets, requires cash outlays for wholesaler commissions, payment to our distribution partners, and commissions to third parties on deferred load product sales. The growth we have experienced in our Wholesale channel also requires that we add additional resources and infrastructure to manage this growth. We also continue to invest in our Advisor channel by providing additional support to our advisors through training, wholesaling efforts, and enhanced technology tools.

Pay Dividends

We paid quarterly dividends on our common stock of $.15 per share for each of the three years presented, resulting in financing cash outflows of approximately $50.0 million each year. The Board of Directors approved an increase in the quarterly dividend on our common stock to $.17 per share beginning with our second quarter 2007 dividend, payable on May 1, 2007.

Repurchase Our Stock

In 2006, we purchased 1.1 million of our shares, compared to 0.3 million shares and 1.0 million shares in 2005 and 2004, respectively. In the future, we will plan to repurchases shares, at a minimum, to replace those issued for employee share plans (approximately one million shares each year). Based on our current plan for free cash flow, we expect our share repurchases in 2007 will be equal to or greater than 2006 levels.

Operating Cash Flows

Cash from operations is our primary source of funds and has decreased over the past three years. Increased revenues combined with lower estimated tax payments, higher non-cash equity compensation expense, and timing of litigation and regulatory settlement payments, partially offset the impact of considerably lower net earnings in 2006 and 2005 compared to 2004.

We anticipate that our 2007 contribution to our Pension Plan will be made from cash generated from operations and will be in the range of $5.0 to $10.0 million.

Investing Cash Flows

Investing activities consist primarily of the purchase and sale of available-for-sale investment securities, and to a lesser extent the purchase of data processing equipment and leasehold improvements. The increase in cash provided by investing activities in fiscal 2005 reflects the return of a $57.4 million cash appeal bond due to a legal settlement with Torchmark and proceeds from sales and maturities of available-for-sale mutual funds and debt securities. The decrease in cash provided by investing activities in fiscal 2004 reflects the purchase of certificates of deposit to fund the cash appeal bond that was returned to us during 2005.

Financing Cash Flows

As noted previously, dividends and stock repurchases accounted for a majority of our financing cash outflows in 2006. An increase in our stock price during 2006 resulted in increased stock option exercises, and cash provided by stock option exercises increased to $16.2 million in the current year. Additionally, Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment, (revised 2004)” (“SFAS No. 123R”), which we adopted effective January 1, 2006, requires that the cash flows resulting from the tax benefits generated from tax deductions in excess of the compensation costs recognized for the share-based awards (excess tax benefits) be classified as financing cash flows. The excess tax benefit of $4.4 million recorded for the year ended December 31, 2006, classified as a financing tax inflow, would have been classified as an operating cash flow prior to the Company’s adoption of SFAS No. 123R.

On January 13, 2006, we issued $200 million in principal amount 5.60% senior notes due 2011 resulting in net proceeds of approximately $198.2 million (net of discounts, commissions and estimated expenses). We used the net proceeds, together with cash on hand, to repay the entire $200 million aggregate principal amount outstanding of our 7.50% senior notes due January 18, 2006. The notes represent senior unsecured obligations and are rated “Baa2” by Moody’s and “BBB” by Standard & Poor’s. Interest is payable semi-annually on January 15 and July 15 at a rate of 5.60% per annum. The Company, at its option, may call these notes at any time pursuant to a make whole redemption provision, which would compensate holders for any changes in interest rate levels of the notes upon early extinguishment. The Company currently has no intention to call these notes.

In 2005, we entered into a three year revolving credit facility (the “Credit Facility”) with various lenders, which initially provides for borrowings of up to $200 million. Borrowings under the Credit Facility bear interest at various rates including adjusted LIBOR or an alternate base rate plus, in each case, an incremental margin based on the Company’s credit rating. The Credit Facility also provides for a facility fee on the daily aggregate amount of commitment under the revolving facility (whether or not utilized). The facility fee is also based on the Company’s credit rating level. The Credit Facility contains financial covenants with respect to leverage and interest coverage, both of which we were in compliance with throughout fiscal 2006. At December 31, 2006, there were no borrowings outstanding under the Credit Facility.

Uses of cash in 2005 included payments on short-term borrowings of $35.0 million. In 2004, we had net short-term borrowings of $10.0 million.

Short Term Liquidity and Capital Requirements

Management believes its available cash, marketable securities and expected cash flow from operations will be sufficient to fund its short-term operating and capital requirements during 2007. Expected short-term uses of cash include expected dividend payments, interest payments on outstanding debt, share repurchases, strategic acquisitions, payment of deferred commissions to our financial advisors and third parties, capital expenditures, pension funding and home office leasehold improvements.

We pay our financial advisors and third parties upfront commissions on the sale of Class B and Class C shares. Funding of such commissions during the years ended December 31, 2006, 2005 and 2004 totaled $19.9 million, $11.8 million and $8.2 million, respectively. Management expects future cash requirements for sales commissions to be consistent with the level experienced in previous years.

Long Term Liquidity and Capital Requirements

Expected long-term capital requirements include indebtedness, operating leases and purchase obligations summarized in the following table as of December 31, 2006. Purchase obligations include amounts that will be due for the purchase of goods and services to be used in our operations under long-

term commitments or contracts. The majority of our purchase obligations are reimbursable to us by the Funds.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations	$250,342	11,200	22,400	216,742	—
Non-cancelable operating lease commitments	65,135	14,693	21,715	13,028	15,699
Purchase obligations	126,716	22,634	40,290	42,592	21,200
	$442,193	48,527	84,405	272,362	36,899

Other possible long-term discretionary uses of cash could include capital expenditures for enhancement of technology infrastructure and home office improvements, strategic acquisitions, payment of dividends, seed money for new products, payment of upfront fund commissions for Class B and C shares, and repurchases of our common stock.

Critical Accounting Policies and Estimates

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Accounting for Intangible Assets and Goodwill

As of December 31, 2006, our total intangible assets and goodwill were $228.4 million, or 34%, of our total assets. Two significant considerations arise with respect to these assets that require management estimates and judgment: (i) the valuation in connection with the initial purchase price allocation, and (ii) the ongoing evaluation of impairment.

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

Accounting for Income Taxes

In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain. In addition, respective tax authorities periodically audit our income tax returns. These audits examine our significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions. We adjust our income tax provision in the period in which we determine the actual outcomes will likely be different from our estimates. During 2006 the company settled four open tax years, 2000 through 2004, that were undergoing audit by the United States Internal Revenue Service. These audits were settled in all material respects with no significant adjustments. The company is currently undergoing audits in various state jurisdictions which have not yet been settled.

We recognize an asset or liability for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, including the determination of any valuation allowance that might be required for deferred tax assets. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of assets are recovered or liabilities are settled. As of December 31, 2006 and December 31, 2005, one of the Company’s subsidiaries has state net operating loss carryforwards in certain states in which that company files on a separate company basis and has recognized a deferred tax asset for such loss carryforwards. The carryforwards, if not utilized, will expire between 2011 and 2026. Management believes it is not more likely than not that the subsidiary will generate sufficient future taxable income in these states to realize the benefit of these state net operating loss carryforwards and, accordingly, a valuation allowance in the full amount of the deferred tax asset has been established at December 31, 2006 and December 31, 2005. We have not recorded a valuation allowance on any other deferred tax assets as of the current reporting period based on our belief that operating income will, more likely than not, be sufficient to realize the benefit of these assets over time. In the event that actual results differ from estimates or if our historical trend of positive operating income changes, we may be required to record a valuation allowance on deferred tax assets, which could have a significant effect on our consolidated financial condition and results of operations. Finally, income taxes are recorded at the rates in effect in the various tax jurisdictions in which we operate. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.

Pensions and Other Postretirement Benefits

Accounting for our pension and postretirement benefit plans requires us to estimate the cost of benefits to be provided well into the future and the current value of our benefit obligations. Three critical assumptions affecting these estimates are the discount rate, the expected return on assets, and the expected health care cost trend rate. The discount rate assumption is based on the Mercer Bond Model which calculates the yield on a theoretical portfolio of high-grade corporate bonds with cash flows that generally match our expected benefit payments. The expected return on plan assets and health care cost trend rates are based upon an evaluation of our historical trends and experience, taking into account current and expected future market conditions. Other assumptions include rates of future compensation increases, participant withdrawals and mortality rates, and participant retirement ages. These estimates and assumptions impact the amount of net pension expense or income recognized each year and the measurement of our reported benefit obligation under the plans. We use a December 31st measurement date for both of our plans.

To reflect market interest rates, in 2006 we increased the discount rate for our pension and postretirement plans to 6.0% from the 5.75% used in 2005 and 2004. We continue to assume long-term asset returns of 7.75% on the assets in our pension plan, the same as our assumption in 2005 and lower than our assumption of 8.25% for 2004. Plan assets are invested in styles including large cap growth, asset strategy, core plus fixed income and science and technology. Our portfolio mix at year-end was 42% large cap growth, 31% asset strategy, 24% core plus fixed income and 3% science and technology. Our targeted allocation percentages are 40% large cap growth, 30% asset strategy, 27% core plus fixed income and 3% science and technology.

The effect of hypothetical changes to selected assumptions on the Company’s retirement benefit plans would be as follows in thousands of dollars:

		December 31, 2006	December 31, 2007
Assumptions	Change	Increase (Decrease) PBO/APBO (1)	Increase (Decrease) Expense (2)
(in thousands, except percentage data)
Pension
Discount rate	+/-50 bps	$(4,496)/8,914	$(528)/1,341
Expected return on assets	+/-50 bps	N/A	(405)/405
OPEB
Discount rate	+/-50 bps	(192)/208	(27)/29
Health care cost trend rate	+/-100 bps	408/(355)	94/(80)

(1)          Projected benefit obligation (“PBO”) for pension plans and accumulated postretirement benefit obligation; (“APBO”) for OPEB plans.

(2)          Pre-tax impact on expense.

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

Loss Contingencies

The likelihood that a loss contingency exists is evaluated using the criteria of SFAS No. 5, “Accounting for Contingencies” through consultation with legal counsel. A loss contingency is recorded if the contingency is considered probable and reasonably estimable as of the date of the financial statements.

Recent Accounting Developments

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), to clarify certain aspects of accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax provision is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required.

FIN 48 provides that interest recognized in the financial statements as a result of the application of FIN 48 may be classified in the financial statements as either income taxes or interest expense. FIN 48 further provides that any penalties recognized in the financial statements as a result of applying FIN48 may be classified in the financial statements as either income taxes or another expense classification. The classification of these items is based upon the accounting policy election of the company. The Company’s historic accounting policy with respect to interest and penalties recognized in the financial statements for tax uncertainties has been to classify these amounts as income taxes. The Company will continue this classification upon the adoption of FIN 48.

The company believes that the cumulative effect of adopting FIN 48, and therefore, the cumulative adjustment to be recorded to retained earnings will be insignificant, if any. The Company does not expect that the adoption of FIN 48 will have a significant impact on the Company’s financial position and results of operation.

The Company is currently being audited in three state jurisdictions. It is reasonably possible that the Company will settle the examinations in these jurisdictions within the next 12-month period.

In June 2006, the Emerging Issues Task Force (the “EITF”) reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”) which requires the application of the provisions of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS No. 106”) to split-dollar life insurance arrangements. SFAS No. 106 would require the Company to recognize a liability for the discounted future benefit obligation that the Company will have to pay upon the death of the underlying insured employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. We currently have certain policies subject to the provisions of this new pronouncement and are evaluating the impact of the adoption of EITF 06-4 might have on our results of operations and financial condition.

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

Interest Rate Sensitivity

Our interest sensitive liabilities include our long-term fixed rate senior notes and obligations for any balances outstanding under our credit facility or other short-term borrowings. Increases in market interest rates would generally cause a decrease in the fair value of the senior notes and an increase in interest expense associated with short-term borrowings and borrowings under the credit facility. Decreases in market interest rates would generally cause an increase in the fair value of the senior notes and a decrease in interest expense associated with short-term borrowings and borrowings under the credit facility. We had no short-term borrowings outstanding as of December 31, 2006. On January 13, 2006, we issued $200 million in principal amount of 5.60% fixed rate senior notes due 2011. Proceeds from the new senior notes were used to pay down our $200 million in 7.50% senior notes which matured on January 18, 2006.

During 2005, the Company entered into two forward starting interest rate swap agreements that had five year fixed swap rates of 4.57% and 4.84%, respectively, on notional amounts of $100 million for each swap. The swaps were put in place to hedge against changes in forecasted interest payments attributable to changes in the LIBOR swap rate between the time we entered into the swap agreement and the time we anticipated refinancing the Notes in January 2006. We assessed the effectiveness of the swaps as hedges at their inception and at December 31, 2005, and we consider these swaps to be completely effective cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. As of December 31, 2006, net unrealized gains attributed to the forward swap cash flow hedges were approximately $0.9 million and were included as a component of other comprehensive income.

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

Securities Price Sensitivity

Our revenues are dependent on the underlying assets under management in the Funds to which investment advisory services are provided. The Funds include portfolios of investments comprised of various combinations of equity, fixed income and other types of securities. Fluctuations in the value of these securities are common and are generated by numerous factors, including, without limitation, market volatility, the overall economy, inflation, changes in investor strategies, availability of alternative investment vehicles, government regulations and others. Accordingly, declines in any one or a combination of these factors, or other factors not separately identified, may reduce the value of investment securities and, in turn, the underlying assets under management on which our revenues are earned. These declines have an impact in our investment sales, thereby compounding the impact on our earnings.

ITEM 8.                Financial Statements and Supplementary Data

Reference is made to the Consolidated Financial Statements referred to in the Index on page 51 setting forth our consolidated financial statements, together with the report of KPMG LLP dated March 1, 2007 on page 52.

ITEM 9.                Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Based on our evaluation under the framework in “Internal Control-Integrated Framework,” management concluded that, as of December 31, 2006, our internal control over financial reporting was effective. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Waddell & Reed Financial, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Waddell & Reed Financial, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Waddell & Reed Financial Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Waddell & Reed Financial, Inc. maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Waddell & Reed Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Waddell & Reed Financial, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’

equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 1, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Kansas City, Missouri
March 1, 2007

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

ITEM 9B.       Other Information.

None.

PART III

ITEM 10.         Directors, Executive Officers and Corporate Governance

Information required by this Item 10. is incorporated herein by reference to our definitive proxy statement for our 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 11.         Executive Compensation

Information required by this Item 11. is incorporated herein by reference to our definitive proxy statement for our 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item 12. is incorporated herein by reference to our definitive proxy statement for our 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 13.         Certain Relationships and Related Transactions, and Director Independence

Information required by this Item 13. is incorporated herein by reference to our definitive proxy statement for our 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 14.         Principal Accounting Fees and Services

Information required by this Item 14. is incorporated herein by reference to our definitive proxy statement for our 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

PART IV

ITEM 15.   Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements.
Reference is made to the Index to Consolidated Financial Statements on page 51 for a list of all financial statements filed as part of this Report.
(a)(2)	Financial Statement Schedules.
None.
(b)	Exhibits.
Reference is made to the Index to Exhibits beginning on page 87 for a list of all exhibits filed as part of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Overland Park, State of Kansas, on March 1, 2007.

WADDELL & REED FINANCIAL, INC.
By:	/s/ HENRY J. HERRMANN
Henry J. Herrmann
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date
/s/ HENRY J. HERRMANN	Chief Executive Officer and Director	March 1, 2007
Henry J. Herrmann	(Principal Executive Officer)
/s/ DANIEL P. CONNEALY	Senior Vice President and Chief Financial Officer	March 1, 2007
Daniel P. Connealy	(Principal Financial Officer)
/s/ MARK A. SCHIEBER	Vice President and Controller	March 1, 2007
Mark A. Schieber	(Principal Accounting Officer)
/s/ ALAN W. KOSLOFF	Chairman of the Board and Director	March 1, 2007
Alan W. Kosloff
/s/ DENNIS E. LOGUE	Director	March 1, 2007
Dennis E. Logue
/s/ JAMES M. RAINES	Director	March 1, 2007
James M. Raines
/s/ RONALD C. REIMER	Director	March 1, 2007
Ronald C. Reimer
/s/ WILLIAM L. ROGERS	Director	March 1, 2007
William L. Rogers
/s/ JERRY W. WALTON	Director	March 1, 2007
Jerry W. Walton

WADDELL & REED FINANCIAL, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Waddell & Reed Financial, Inc.:

We have audited the accompanying consolidated balance sheets of Waddell & Reed Financial, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Waddell & Reed Financial, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

As discussed in note 10 to the consolidated financial statements, the Company changed its method of accounting for pension plan and postretirement obligations in 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Waddell & Reed Financial, Inc.’s internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Kansas City, Missouri
March 1, 2007

WADDELL & REED FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005

	2006	2005
	(in thousands)
Assets:
Cash and cash equivalents	$196,516	162,775
Investment securities	48,129	51,701
Receivables:
Funds and separate accounts	38,806	33,405
Customers and other	59,863	43,261
Deferred income taxes	2,923	1,978
Prepaid expenses and other current assets	5,766	6,602
Total current assets	352,003	299,722
Property and equipment, net	50,875	52,963
Deferred sales commissions, net	20,462	15,899
Goodwill and identifiable intangible assets	228,432	250,308
Other assets	10,942	13,379
Total assets	$662,714	632,271
Liabilities:
Accounts payable	$27,051	23,284
Payable to investment companies for securities	64,971	37,646
Accrued compensation	31,731	32,948
Short-term notes payable	—	1,746
Income taxes payable	14,804	11,975
Other current liabilities	50,994	49,185
Total current liabilities	189,551	156,784
Long-term debt	199,942	198,230
Accrued pension and post-retirement costs	12,663	8,303
Deferred income taxes	12,082	15,707
Other	3,776	5,873
Total liabilities	418,014	384,897
Commitments and Contingencies (Note 18)
Stockholders’ equity:
Preferred stock—$1.00 par value: 5,000 shares authorized; none issued	—	—
Class A Common stock—$0.01 par value: 250,000 shares authorized; 99,701 shares issued; 84,660 shares outstanding (83,804 in 2005)	997	997
Additional paid-in capital	189,299	195,315
Retained earnings	388,422	393,043
Cost of 15,041 shares in treasury (15,897 in 2005)	(327,966)	(343,100)
Accumulated other comprehensive income (loss)	(6,052)	1,119
Total stockholders’ equity	244,700	247,374
Total liabilities and stockholders’ equity	$662,714	632,271

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2006, 2005 and 2004

		2006	2005	2004
		(in thousands, except per share data)
	Revenues:
	Investment management fees	$311,525	267,681	240,282
	Underwriting and distribution fees	317,458	272,590	252,883
	Shareholder service fees	89,672	81,809	76,522
	Total	718,655	622,080	569,687
	Operating expenses:
	Underwriting and distribution	356,538	303,337	268,799
	Compensation and related costs (including share-based compensation of $21.9 million, $17.8 million and $10.3 million, respectively)	110,101	99,673	83,099
	General and administrative	100,604	87,029	38,357
	Subadvisory fees	30,758	18,218	6,983
	Depreciation	11,725	10,275	9,090
	Goodwill impairment	20,000	—	—
	Total	629,726	518,532	406,328
	Operating income	88,929	103,548	163,359
	Investment and other income	12,498	6,680	5,575
	Interest expense	(12,227)	(14,278)	(10,724)
	Income before provision for income taxes	89,200	95,950	158,210
	Provision for income taxes	43,088	35,829	56,045
	Net income	$46,112	60,121	102,165
	Net income per share:
	Basic	$0.57	0.74	1.27
	Diluted	$0.55	0.73	1.25
Weighted average shares outstanding	—basic	81,353	80,908	80,613
	—diluted	83,212	82,045	81,924
	Dividends declared per common share	$0.60	0.60	0.60

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended December 31, 2006, 2005 and 2004
(in thousands)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated other comprehensive	Total Stockholders
	Shares	Amount	Capital	Earnings	stock	gain (loss)	equity
Balance at December 31, 2003	99,701	$997	219,974	330,561	(379,612)	3,485	175,405
Net income	—	—	—	102,165	—	—	102,165
Recognition of equity compensation	—	—	10,455	—	(77)	—	10,378
Issuance of nonvested shares and other	—	—	(24,371)	—	24,371	—	—
Dividends accrued	—	—	—	(49,571)	—	—	(49,571)
Exercise of stock options	—	—	(4,022)	—	13,967	—	9,945
Excess tax benefits from share-based payment arrangements	—	—	2,877	—	—	—	2,877
Other stock transactions	—	—	—	—	(970)	—	(970)
Repurchase of common stock	—	—	—	—	(23,571)	—	(23,571)
Unrealized gain on available for sale investment securities	—	—	—	—	—	2,300	2,300
Reclassification for amounts included in net income	—	—	—	—	—	(1,226)	(1,226)
Minimum pension liability adjustment	—	—	—	—	—	(8,855)	(8,855)
Balance at December 31, 2004	99,701	997	204,913	383,155	(365,892)	(4,296)	218,877
Net income	—	—	—	60,121	—	—	60,121
Recognition of equity compensation	—	—	17,926	—	—	—	17,926
Issuance of nonvested shares and other	—	—	(27,655)	—	27,655	—	—
Dividends accrued	—	—	—	(50,233)	—	—	(50,233)
Exercise of stock options	—	—	(1,542)	—	3,602	—	2,060
Excess tax benefits from share-based payment arrangements	—	—	1,673	—	—	—	1,673
Other stock transactions	—	—	—	—	(2,468)	—	(2,468)
Repurchase of common stock	—	—	—	—	(5,997)	—	(5,997)
Unrealized gain on available for sale investment securities	—	—	—	—	—	1,344	1,344
Reclassification for amounts included in net income	—	—	—	—	—	(648)	(648)
Change in fair value of derivatives	—	—	—	—	—	1,010	1,010
Minimum pension liability adjustment	—	—	—	—	—	3,709	3,709
Balance at December 31, 2005	99,701	997	195,315	393,043	(343,100)	1,119	247,374
Net income	—	—	—	46,112	—	—	46,112
Recognition of equity compensation	—	—	21,854	8	—	—	21,862
Issuance of nonvested shares and other	—	—	(26,934)	—	26,934	—	—
Dividends accrued	—	—	—	(50,741)	—	—	(50,741)
Exercise of stock options	—	—	(5,295)	—	21,483	—	16,188
Excess tax benefits from share-based payment arrangements	—	—	4,359	—	—	—	4,359
Other stock transactions	—	—	—	—	(5,640)	—	(5,640)
Repurchase of common stock	—	—	—	—	(27,643)	—	(27,643)
Unrealized gain on available for sale investment securities	—	—	—	—	—	1,569	1,569
Reclassification for amounts included in net income	—	—	—	—	—	(2,199)	(2,199)
Change in fair value of derivatives	—	—	—	—	—	(283)	(283)
Reversal of minimum pension liability	—	—	—	—	—	5,146	5,146
Additional pension and postretirement plan liability	—	—	—	—	—	(11,404)	(11,404)
Balance at December 31, 2006	99,701	$997	189,299	388,422	(327,966)	(6,052)	244,700

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(in thousands)
Net income	$46,112	60,121	102,165
Other comprehensive income:
Available-for-sale investments:
Net unrealized appreciation of investments during the period, net of income taxes of $719, $789 and $1,250, respectively	1,569	1,344	2,300
Derivatives:
Net unrealized gain (loss) on derivatives during the period, net of income taxes of $(188), $593 and $0, respectively	(283)	1,010	—
Minimum pension liability:
Minimum pension liability, net of income taxes of $3,022, $2,179 and $(5,201), respectively	5,146	3,709	(8,855)
Reclassification adjustment for amounts included in net income, net of income taxes of $(1,226), $(381) and $(720), respectively	(2,199)	(648)	(1,226)
Comprehensive income	$50,345	65,536	94,384

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(in thousands)
Cash flows from operating activities:
Net income	$46,112	60,121	102,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,937	11,497	10,618
Share-based compensation	21,862	17,786	10,336
Excess tax benefits from share-based payment arrangements	(4,359)	—	—
Gain on sale of available-for-sale investments	(3,260)	(1,029)	—
Net purchases and sales of trading securities	(749)	1,791	(426)
Gain on trading securities	(283)	(586)	(2,356)
Goodwill impairment	20,000	—	—
Loss on sale and retirement of property and equipment	592	175	228
Capital gains and dividends reinvested	(1,317)	(784)	(865)
Deferred income taxes	(1,423)	(2,866)	9,465
Changes in assets and liabilities:
Receivables from funds and separate accounts	(5,401)	(8,654)	(2,024)
Other receivables	(16,632)	(5,225)	(7,797)
Other assets	(4,741)	2,878	9,065
Accounts payable	31,091	4,186	2,409
Other liabilities	6,130	24,932	(16,133)
Net cash provided by operating activities	99,559	104,222	114,685
Cash flows from investing activities:
Purchases of available-for-sale investment securities	(7,350)	(600)	(1,124)
Proceeds from sales of available-for-sale investment securities	14,812	9,096	—
Proceeds from maturity of available-for-sale investment securities	435	9,275	17,663
Additions to property and equipment	(10,229)	(8,984)	(8,255)
Cash paid for acquisitions	—	(15)	(231)
Appeal bond deposits	—	57,368	(56,250)
Net cash provided by (used in) investing activities	(2,332)	66,140	(48,197)
Cash flows from financing activities:
Proceeds from long term debt and interest rate swap termination	199,863	—	—
Repayment of long term debt	(200,000)	—	—
Net short term borrowings (repayments)	—	(35,000)	10,000
Cash dividends	(50,613)	(50,082)	(49,458)
Repurchase of common stock	(27,643)	(5,997)	(23,571)
Exercise of stock options	16,188	2,060	9,945
Excess tax benefits from share-based payment arrangements	4,359	—	—
Other stock transactions	(5,640)	(2,468)	(970)
Net cash used in financing activities	(63,486)	(91,487)	(54,054)
Net increase in cash and cash equivalents	33,741	78,875	12,434
Cash and cash equivalents at beginning of year	162,775	83,900	71,466
Cash and cash equivalents at end of year	$196,516	162,775	83,900
Cash paid for:
Income taxes (net)	$29,922	33,234	48,550
Interest	$6,845	12,752	9,202

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005, and 2004

1.   Description of Business

Waddell & Reed Financial, Inc. and subsidiaries (hereinafter referred to as the “Company,” “we,” “our” and “us”) derive revenues primarily from investment management, investment product underwriting and distribution, and shareholder services administration provided to the Waddell & Reed Advisors Group of Mutual Funds (the “Advisors Funds”), W&R Target Funds, Inc. (the “Target Funds”), Ivy Funds, Inc. and the Ivy Funds portfolios (collectively, the “Ivy Funds”), and Waddell & Reed InvestEd Portfolios, Inc. (collectively, the “Funds”), and institutional and separately managed accounts. The Funds and the institutional and separately managed accounts operate under various rules and regulations set forth by the United States Securities and Exchange Commission (the “SEC”). Services to the Funds are provided under investment management agreements that set forth the fees to be charged for these services. The majority of these agreements are subject to annual review and approval by each Fund’s board of directors/trustees and shareholders. Our revenues are largely dependent on the total value and composition of assets under management, which include mainly domestic equity securities, but also include debt securities and international equities. Accordingly, fluctuations in financial markets and composition of assets under management can significantly impact revenues and results of operations.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and short-term investments. We consider all highly liquid investments with original or remaining maturities of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents at December 31, 2006 and 2005 include amounts of $32.6 million and $26.1 million, respectively, for the benefit of customers segregated in compliance with federal and other regulations. Substantially all cash balances are in excess of federal deposit insurance limits.

WADDELL & REED FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

2.   Summary of Significant Accounting Policies (Continued)

Disclosures About Fair Value of Financial Instruments

Fair value of cash and cash equivalents, short-term investments, receivables, payables and long-term debt approximates carrying value. Fair values for investment securities are based on quoted market prices, where available. Otherwise, fair values are based on quoted market prices of comparable instruments.

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

Software Developed for Internal Use

Certain internal costs incurred in connection with developing or obtaining software for internal use are capitalized in accordance with the American Institute of Certified Public Accountants’ Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The costs of designing and implementing software are expensed as incurred. Internal costs capitalized are included in “Property and equipment, net” on the consolidated balance sheets, and were $8.5 million, $8.6 million and $8.3 million, as of December 31, 2006, 2005 and 2004, respectively. Amortization begins when the software project is complete and ready for its intended use and continues over the estimated useful life, generally five to ten years.

WADDELL & REED FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

2.   Summary of Significant Accounting Policies (Continued)

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of the Company’s investment in the net assets of acquired companies over the fair value of the underlying identifiable net assets at the dates of acquisition. Goodwill is not amortized, but is tested at least annually for impairment.

Identifiable intangible assets with indefinite useful lives are not amortized. Indefinite life intangible assets represent advisory and subadvisory management contracts for managed assets obtained in acquisitions. We consider these contracts to be indefinite lived intangible assets as they are expected to be renewed without significant cost or modification of terms. We complete an ongoing review of the recoverability of identifiable intangible assets on an annual basis or more frequently whenever events occur or circumstances change which would more likely than not reduce their fair value.

Factors that are considered important in determining whether an impairment of goodwill or intangible assets might exist include significant continued underperformance compared to peers, the likelihood of termination or non-renewal of a mutual fund advisory or subadvisory contract or substantial changes in revenues earned from such contracts, significant changes in our business and products, material and ongoing negative industry or economic trends, or other factors specific to each asset or subsidiary being evaluated. Because of the significance of goodwill and other intangible assets to our consolidated balance sheet, any changes in key assumptions about our business or prospects, or changes in market conditions or other externalities, could result in an impairment charge and such a charge could have a material effect on our financial condition and results of operations. Based on our annual review of goodwill in the second quarter of 2006, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) we recorded an impairment charge of $20.0 million related to our subsidiary, Austin Calvert & Flavin, Inc. (“ACF”). The impairment charge is described in Note 6. It was determined that no impairment existed during our evaluation of identifiable intangible assets during 2006.

Deferred Sales Commissions

We defer certain costs, principally sales commissions and related compensation, which are paid to financial advisors and broker/dealers in connection with the sale of certain mutual fund shares sold without a front-end load sales charge. The costs incurred at the time of the sale of Class B shares are deferred and then amortized on a straight-line basis over the life of the shareholders’ investments, not to exceed five years. The costs incurred at the time of the sale of Class C shares are deferred and amortized on a straight-line basis, not to exceed 12 months. We recover such costs through Rule 12b-1 distribution fees, which are paid by the Class B and Class C shares of the Advisors Funds and Ivy Funds, along with contingent deferred sales charges (“CDSC’s”) paid by shareholders who redeem their shares prior to completion of the required holding period (six years for a Class B share and 12 months for a Class C share). Should we lose our ability to recover such sales commissions through distribution fees or CDSC’s, the value of these assets would immediately decline, as would future cash flows. We periodically review the recoverability of the deferred sales commission assets as events or changes in circumstances indicate that their carrying amount may not be recoverable and adjust them accordingly.

WADDELL & REED FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

2.   Summary of Significant Accounting Policies (Continued)

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

Advertising and Promotion

We expense all advertising and promotion costs as incurred. Advertising expense was $2.9 million, $3.5 million and $2.6 million, for the years ended December 31, 2006, 2005 and 2004, respectively.

Share-Based Compensation

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

WADDELL & REED FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

2.   Summary of Significant Accounting Policies (Continued)

Had compensation cost for the Company’s stock-based compensation plans been determined using the fair value method as described in SFAS No. 123, the Company’s net income and earnings per share for the years ended December 31, 2005 and 2004 would have been reduced to the following pro forma amounts:

	2005	2004
	(in thousands, except per share data)
Net income, as reported	$60,121	102,165
Add: Total stock option expense included in reported net income, net of related tax effects	1,137	—
Deduct: Total stock option expense determined under fair-value based method for all awards, net of related tax effects	(1,558)	(2,023)
Pro forma net income	$59,700	100,142
Basic earnings per share
As reported	$0.74	1.27
Pro forma	0.74	1.24
Diluted earnings per share
As reported	0.73	1.25
Pro forma	0.73	1.22

The weighted-average fair value of each stock option included in the preceding pro forma amounts was estimated using a Black-Scholes option pricing model and was amortized over the vesting period of the underlying options.

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment, (revised 2004)” (“SFAS No. 123R”). The revised standard eliminated the intrinsic value method of accounting required under APB 25. The Company adopted SFAS No. 123R using the modified prospective transition method of adoption, which does not require restatement of prior periods. Under that transition method, compensation expense recognized in 2006 for all share-based awards granted after December 31, 2005 is based on the grant date fair value of the awards, net of estimated forfeitures.

In its computation of stock-based compensation expense under APB 25, the Company recognized actual forfeitures when they occurred. Under SFAS No. 123R, the Company is required to estimate forfeitures at the grant date. The Company recognized a cumulative effect of change in accounting principle of $503 thousand ($321 thousand increase to net income after tax) upon adoption, in order to adjust for expected forfeitures on all nonvested stock awards outstanding on January 1, 2006. This cumulative effect of change in accounting principle is classified in compensation and related costs in the consolidated statement of income for the year ended December 31, 2006.

Income Taxes

Income tax expense is based on pre-tax financial accounting income. Deferred tax assets and liabilities are recognized for the future tax attributable to differences between the financial statement carrying

WADDELL & REED FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

2.   Summary of Significant Accounting Policies (Continued)

amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

Derivatives and Hedging Activities

Derivative instruments are recorded on the balance sheet at fair value. The Company periodically uses interest rate swaps to manage risks associated with interest rate volatility. All derivative instruments have been designated as hedges, in accordance with GAAP. If the underlying hedged transaction ceases to exist, all changes in fair value of the related derivatives that have not been settled are recognized in current earnings or amortized over the term of the hedged transaction. Derivatives that do not qualify for hedge accounting are marked to market with changes recognized in current earnings. The Company does not hold or issue derivative financial instruments for trading purposes and is not a party to leveraged derivatives.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), to clarify certain aspects of accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax provision is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required.

FIN 48 provides that interest recognized in the financial statements as a result of the application of FIN 48 may be classified in the financial statements as either income taxes or interest expense. FIN 48 further provides that any penalties recognized in the financial statements as a result of applying FIN 48 may be classified in the financial statements as either income taxes or another expense classification. The classification of these items is based upon the accounting policy election of the company. The Company’s historic accounting policy with respect to interest and penalties recognized in the financial statements for tax uncertainties has been to classify these amounts as income taxes. The Company will continue this classification upon the adoption of FIN 48.

The company believes that the cumulative effect of adopting FIN 48, and therefore, the cumulative adjustment to be recorded to retained earnings will be insignificant, if any. The Company does not expect

WADDELL & REED FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

3.   Accounting Developments (Continued)

that the adoption of FIN 48 will have a significant impact on the Company’s financial position and results of operation.

The Company is currently being audited in three state jurisdictions. It is reasonably possible that the Company will settle the examinations in these jurisdictions within the next 12-month period.

In June 2006, the Emerging Issues Task Force (the “EITF”) reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”) which requires the application of the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS No. 106”) to split-dollar life insurance arrangements. SFAS No. 106 would require the Company to recognize a liability for the discounted future benefit obligation that the Company will have to pay upon the death of the underlying insured employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. We have certain insurance policies subject to the provisions of this new pronouncement and are evaluating the impact of the adoption of EITF 06-4 might have on our results of operations and financial condition.

4.   Investment Securities

Investment securities at December 31, 2006 and 2005 are as follows:

	Amortized	Unrealized	Unrealized
2006	cost	gains	(losses)	Fair value
	(in thousands)
Available-for-sale securities:
Mortgage-backed securities	$12	1	—	13
Municipal bonds	6,985	199	—	7,184
Affiliated mutual funds	22,486	7,346	(116)	29,716
	29,483	7,546	(116)	36,913
Trading securities:
Mortgage-backed securities	124	—	—	124
Municipal bonds	510	—	—	510
Corporate bonds	340	—	—	340
Common stock	46	—	—	46
Affiliated mutual funds	10,196	—	—	10,196
	11,216	—	—	11,216
Total investment securities	$40,699	7,546	(116)	48,129

WADDELL & REED FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

4.   Investment Securities (Continued)

	Amortized	Unrealized	Unrealized
2005	cost	gains	(losses)	Fair value
	(in thousands)
Mortgage-backed securities	$198	16	—	214
Municipal bonds	12,477	157	(500)	12,134
Corporate bonds	810	—	(91)	719
Affiliated mutual funds	21,169	8,764	(6)	29,927
Trading securities (1)	8,707	—	—	8,707
	$43,361	8,937	(597)	51,701

(1)          Comprised of affiliated mutual funds.

Effective June 30, 2004, the Company began matching mutual fund investment holdings to the funding obligations created by its deferred compensation plans. These plans allow employees to choose investment vehicles in which to invest their deferred compensation, primarily from Company sponsored mutual funds. Certain available-for-sale mutual fund holdings totaling $10.0 million were reclassified to trading securities in 2004, and a gain of $1.9 million was recognized during 2004 as a result of this reclassification.

As of December 31, 2006, $6.0 million of our mutual funds classified as available-for-sale had market values below carrying values, with an aggregate unrealized loss of $0.1 million. These mutual funds have been in an unrealized loss position for less than 12 months.

We assess the carrying value of investments in debt and equity securities each quarter to determine whether an other than temporary decline in fair value exists. We consider factors affecting the issuer and the industry the issuer operates in, general market trends including interest rates, and our ability and intent to hold an investment until it has recovered. Consideration is given to the length of time an investment’s market value has been below carrying value and prospects for recovery to carrying value. Based upon our assessment of these mutual funds, and our intent to hold them until they have recovered, we determined that a write-down was not appropriate at this time.

Mortgage-backed securities and municipal bonds accounted for as available-for sale and held as of December 31, 2006 mature as follows:

	Amortized cost	Fair value
	(in thousands)
After ten years	$6,997	7,197
	$6,997	7,197

WADDELL & REED FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

4.   Investment Securities (Continued)

Mortgage-backed securities, municipal bonds and corporate bonds accounted for as trading and held as of December 31, 2006 mature as follows:

	Amortized cost	Fair value
	(in thousands)
After ten years	$974	974
	$974	974

Investment securities with fair value of $15.5 million, $68.7 million and $7.3 million were sold during 2006, 2005 and 2004, respectively. A net gain of $3.3 million was recognized during 2006 from the sale of $14.8 million in available-for-sale securities. During 2005, $59.6 million of trading securities were sold, of which approximately $57.4 million were proceeds from the sale of certificates of deposit previously held as an appeal bond related to a legal matter. A net gain of $1.0 million was recognized during 2005 from the sale of $9.1 million in available-for-sale securities. In 2004, all securities sales were from the trading portfolio.

The aggregate carrying amount of our equity method investments, classified as other assets, was $3.6 million at December 31, 2006 and December 31, 2005. At December 31, 2006 our remaining investment consists of a limited partnership interest in venture capital funds. During 2005, we sold our entire interest in another venture capital fund for approximately $2.0 million and recognized a gain on the transaction of $0.6 million.

5.   Acquisitions

Securian Strategic Alliance Agreement

In 2003, the Company entered into a Strategic Alliance Agreement with Securian Financial Group, Inc. (“Securian”), through which we agreed to become investment adviser of substantially all managed equity assets of Advantus Capital Management, Inc. (“Advantus”). Advantus is a subsidiary of Securian and is an affiliate of Minnesota Life Insurance Company.

In 2003, we paid $31.8 million (inclusive of acquisition costs) to purchase the rights to manage nine actively managed equity funds of the Advantus Series Funds, a mutual fund family used within variable insurance products and 11 actively managed retail funds of the Advantus Funds. As a result of this purchase, we recorded $31.8 million of indefinite life intangible assets.

The purchase agreements contained provisions whereby the initial purchase price may be reduced based upon a calculation using certain levels of assets under management determinations made no later than 30 days after each of the first, second and third anniversaries of the closing date of each transaction. Assets at each anniversary date were at levels that did not require a reduction to the purchase price.

6.   Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of purchase price over the tangible assets and identifiable intangible assets of an acquired business. Gross goodwill was $212.1 million at December 31, 2006 and $234.0 million

WADDELL & REED FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

6.   Goodwill and Identifiable Intangible Assets (Continued)

at December 31, 2005. Accumulated amortization of goodwill was $38.6 million at December 31, 2006 and 2005. Our goodwill is not deductible for tax purposes.

Changes in the carrying amount of goodwill for the periods presented were as follows:

2006
(in thousands)
December 31, 2005 balance, net of accumulated amortization	$195,309
Goodwill impairment	(20,000)
Adjustment to goodwill related to MIMI acquisition	(1,876)
Goodwill, net	$173,433

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

Based on our annual review of goodwill in the second quarter of 2006, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,”, we recorded an impairment charge of $20.0 million related to our subsidiary, ACF. Factors that led to this conclusion included, but were not limited to, the negative impact of the decline in ACF’s assets under management and diminished involvement of ACF’s investment staff in mutual fund advisory responsibilities. Asset redemptions have significantly impacted ACF’s ability to achieve and maintain profitability, and therefore have adversely impacted its earnings potential. ACF’s remaining unamortized goodwill balance at December 31, 2006 was $7.2 million.

The goodwill impairment charge was not deductible for income tax purposes and as a result, no tax benefit has been recognized for the goodwill impairment charge.

Our acquisition in 2002 of Mackenzie Investment Management Inc., adviser of the Ivy Funds sold in the United States, included commitments for obligations under an operating lease for office space in Boca Raton, Florida. In 2006, based on favorable changes to our estimate of the lease liability, we decreased goodwill by approximately $1.9 million.

The carrying value of identifiable intangible assets (all considered indefinite lived) at December 31, 2006 and 2005 are summarized as follows:

	2006	2005
	(in thousands)
Unamortized intangible assets:
Mutual fund management advisory contracts	$38,699	38,699
Mutual fund subadvisory management contracts	16,300	16,300
Total	$54,999	54,999

WADDELL & REED FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

7.   Property and Equipment

A summary of property and equipment at December 31, 2006 and 2005 is as follows:

			Estimated
	2006	2005	useful lives
	(in thousands)
Leasehold improvements	$5,481	3,969	1 - 15 years
Furniture and fixtures	22,795	21,163	3 - 10 years
Equipment and machinery	21,431	21,160	3 - 20 years
Data processing equipment and computer software	53,923	49,263	3 - 10 years
Property and equipment, at cost	103,630	95,555
Accumulated depreciation	(52,755)	(42,592)
Property and equipment, net	$50,875	52,963

Depreciation expense was $11.7 million, $10.3 million and $9.1 million during the years ended December 31, 2006, 2005 and 2004, respectively.

8.   Indebtedness

On August 15, 2000, the Company filed a $400.0 million shelf registration, whereby proceeds received could be used for general corporate purposes, including the repayment of short-term debt outstanding. On January 18, 2001, the Company issued $200.0 million in principal amount 7.50% senior notes due in January 2006 (the “7.50% Notes”), resulting in net proceeds of approximately $197.6 million (net of discounts, commissions and expenses). Interest was payable semi-annually on January 18 and July 18 at a fixed rate of 7.50% per annum.

On March 12, 2002, the 7.50% Notes were effectively converted to variable rate debt by entering into an interest rate swap agreement whereby we agreed with another party to exchange, at specified intervals, the difference between the fixed-rate and various floating-rate interest amounts, calculated using a notional amount of $200.0 million. The difference in the floating-rate interest paid and the 7.50% fixed-rate interest received was recorded as an adjustment to interest expense during the period that the related debt was outstanding. The change in the fair value of the interest rate swap was recorded on the consolidated balance sheet by adjusting the carrying amounts of the 7.50% Notes by an offsetting amount for the swap.

Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”)  we accounted for the interest rate swap as a fair value hedge of the Notes. This interest rate swap was considered 100% effective in hedging the changes in the fair value of the 7.50% Notes arising from changes in interest rates, and accordingly, there was no impact on earnings resulting from any ineffectiveness associated with this transaction. No fair value adjustment was necessary for the swap at December 31, 2005 as the term of the swap expired on January 18, 2006.

During 2005, the Company entered into two forward starting interest rate swap agreements that had five year fixed swap rates of 4.57% and 4.84%, respectively, on notional amounts of $100 million for each swap. The swaps were put in place to hedge against changes in forecasted interest payments attributable to

WADDELL & REED FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

8.   Indebtedness (Continued)

changes in the LIBOR swap rate between the time we entered into the swap agreement and the time we anticipated refinancing the 7.50% Notes in January 2006. We assessed the effectiveness of the swaps as hedges at their inception and at December 31, 2005, and we considered those swaps to be completely effective cash flow hedges under SFAS No. 133. As of December 31, 2005, net unrealized gains attributed to the forward swap cash flow hedges were approximately $1.6 million and were included as a component of other comprehensive income.

On January 13, 2006, the Company issued $200 million in principal amount 5.60% senior notes due 2011 (the “New Notes”) resulting in net proceeds of approximately $198.2 million (net of discounts, commissions and estimated expenses). The Company used the net proceeds, together with cash on hand, to repay the entire $200 million aggregate principal amount outstanding of its 7.50% Notes. The New Notes represent senior unsecured obligations and are rated “Baa2” by Moody’s and “BBB” by Standard & Poor’s. Interest is payable semi-annually on January 15 and July 15 at a fixed rate of 5.60% per annum. The Company may, at its option, call the New Notes at any time pursuant to a make whole redemption provision, which would compensate holders for any changes in interest rate levels of the notes upon early extinguishment. The Company currently has no intention to call the New Notes.

On January 10, 2006, the Company terminated the two 2005 forward interest rate swap agreements upon the closing of the New Notes. In connection with the termination of the swap agreements, the Company received a net cash settlement of $1.1 million. The Company’s gain on these transactions was deferred in accumulated other comprehensive income and is being amortized into earnings as a reduction to interest expense over the five year term of the New Notes.

The Company entered into a three-year revolving credit facility (the “Credit Facility”) with various lenders, effective October 7, 2005, which initially provides for borrowings of up to $200 million and replaced the Company’s previous 364-day revolving credit facility. At December 31, 2006 and 2005, there were no borrowings outstanding under the Credit Facility. Borrowings under the Credit Facility bear interest at various rates including adjusted LIBOR or an alternate base rate plus, in each case, an incremental margin based on the Company’s credit rating. The Credit Facility also provides for a facility fee on the daily aggregate amount of commitment under the revolving facility (whether or not utilized). The facility fee is also based on the Company’s credit rating level. The most restrictive provisions of the credit agreement require the Company to maintain a consolidated leverage ratio not to exceed 3.0 to 1.0 for four consecutive quarters and a consolidated interest coverage ratio of not less than 4.0 to 1.0 for four consecutive quarters. The Company was in compliance with these covenants and similar covenants in prior facilities for all years presented.

WADDELL & REED FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

8.   Indebtedness (Continued)

The following is a summary of long-term debt at December 31, 2006 and 2005:

	2006	2005
	(in thousands)
Principal amount unsecured 5.60% senior notes due in 2011	$200,000	—
Discount on unsecured 5.60% senior notes due in 2011	(58)	—
Principal amount unsecured 7.50% senior notes due in 2006	—	200,000
Discount on unsecured 7.50% senior notes due in 2006	—	(24)
Total indebtedness	199,942	199,976
Current maturities	—	(1,746)
Total long-term obligations	$199,942	198,230

9.   Income Taxes

The provision for income taxes for the years ended December 31, 2006, 2005 and 2004 consists of the following:

	2006	2005	2004
	(in thousands)
Currently payable:
Federal	$39,770	35,362	43,702
State	3,823	3,333	2,878
	43,593	38,695	46,580
Deferred taxes	(505)	(2,866)	9,465
Provision for income taxes	$43,088	35,829	56,045

WADDELL & REED FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

9.   Income Taxes (Continued)

The tax effect of temporary differences that give rise to significant portions of deferred tax liabilities and deferred tax assets at December 31, 2006 and 2005 are as follows:

	2006	2005
	(in thousands)
Deferred tax liabilities:
Deferred selling costs	$(5,711)	(4,727)
Property and equipment	(10,319)	(12,292)
Benefit plans	(2,867)	(3,306)
Identifiable intangible assets	(8,306)	(8,490)
Unrealized gains on derivatives	(324)	(593)
Unrealized gains on available for sale investment securities	(2,660)	(3,086)
Purchase of fund assets	(2,629)	(1,898)
Prepaid expenses	(1,349)	(1,257)
Other	(249)	(202)
Total gross deferred liabilities	(34,414)	(35,851)
Deferred tax assets:
Acquisition lease liability	1,026	1,926
Additional pension and postretirement liability	6,392	3,022
Accrued expenses	7,276	7,505
Unrealized losses on investment securities	705	1,568
Nonvested stock	9,593	7,724
Unused state tax credits	263	—
State net operating loss carryover	2,908	2,229
Other	—	377
Total gross deferred assets	28,163	24,351
Valuation allowance	(2,908)	(2,229)
Net deferred tax (liability)	$(9,159)	(13,729)

WADDELL & REED FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

As of December 31, 2006 and December 31, 2005, one of the Company’s subsidiaries has state net operating loss carryforwards in certain states in which that company files on a separate company basis. The deferred tax asset, net of federal tax effect, relating to the carryforwards as of December 31, 2006 and December 31, 2005 is approximately $2.9 million and $2.2 million, respectively. The carryforwards, if not utilized, will expire between 2011 and 2026. Management believes it is not more likely than not that the subsidiary will generate sufficient future taxable income in these states to realize the benefit of these state net operating loss carryforwards and, accordingly, a valuation allowance in the amount of $2.9 million and $2.2 million, respectively, has been established at December 31, 2006 and December 31, 2005. The Company generated state tax credits in 2006 that will expire in 2016 if not utilized. The Company anticipates these credits will be fully utilized prior to their expiration date. The following table reconciles the statutory federal income tax rate with our effective income tax rate for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefits	1.7	1.4	1.3
Favorable resolution of outstanding income tax matters	—	(2.4)	(0.2)
State tax incentives	(1.2)	—	—
Nondeductible fines	4.7	0.8	(0.7)
Nondeductible goodwill impairment expense	7.8	—	—
Other items	0.3	2.5	—
Effective income tax rate	48.3%	37.3%	35.4%

WADDELL & REED FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

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

A reconciliation of the funded status of the pension and medical plans and the assumptions related to the obligations at December 31, 2006, 2005 and 2004 follows:

	Pension Benefits			Other Postretirement Benefits
	2006	2005	2004	2006	2005	2004
	(in thousands)
Change in projected benefit obligation
Net benefit obligation at beginning of year	$86,530	82,829	71,376	3,715	5,441	5,509
Service cost	5,446	5,598	4,664	299	422	472
Interest cost	4,830	4,824	4,273	209	306	339
Plan amendments	—	—	—	165	—	—
Benefits and expenses paid	(3,496)	(6,604)	(2,542)	(244)	(144)	(75)
Actuarial (gain)/loss	(4,990)	(117)	5,058	(107)	(2,418)	(892)
Retiree contributions	—	—	—	137	108	88
Net benefit obligation at end of year	$88,320	86,530	82,829	4,174	3,715	5,441

	Pension Benefits (1)			Other Postretirement Benefits (1)
	2006	2005	2004	2006	2005	2004
	(in thousands)
Change in plan assets
Fair value of plan assets at beginning of year	$74,445	68,629	64,087	—	—	—
Actual return on plan assets	4,940	5,420	2,084	—	—	—
Employer contributions (receipts)	7,000	7,000	5,000	107	36	(13)
Retiree contributions	—	—	—	137	108	88
Benefits paid	(3,496)	(6,604)	(2,542)	(244)	(144)	(75)
Fair value of plan assets at end of year	$82,889	74,445	68,629	—	—	—
Funded status at end of year	$(5,431)	(12,085)	(14,200)	(4,174)	(3,715)	(5,441)
Unrecognized transition obligation	NA	67	73	NA	—	—
Unrecognized prior service cost	NA	4,585	5,020	NA	258	281
Unrecognized net actuarial loss	NA	19,333	21,096	NA	(889)	1,618
Net asset (liability) recognized at end of year	NA	11,900	11,989	NA	(4,346)	(3,542)

(1)          NA refers to not applicable under SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Retirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132-R” (“SFAS No. 158”)

WADDELL & REED FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

10.   Pension Plan and Postretirement Benefits Other Than Pensions (Continued)

	Pension Benefits (1)			Other Postretirement Benefits (1)
	2006	2005	2004	2006	2005	2004
	(in thousands)
Amounts recognized in the statement of financial position prior to SFAS No. 158
Accrued benefit cost	NA	$(920)	(7,160)	NA	(4,346)	(3,542)
Intangible asset	NA	4,652	5,093	NA	—	—
Accumulated other comprehensive income	NA	8,168	14,056	NA	—	—
Net asset (liability) recognized at end of year	NA	11,900	11,989	NA	(4,346)	(3,542)
Amounts recognized in the statement of financial position under SFAS No. 158
Noncurrent assets	$—	NA	NA	—	NA	NA
Current liabilities	—	NA	NA	(209)	NA	NA
Noncurrent liabilities	(5,431)	NA	NA	(3,965)	NA	NA
Net amount recognized at end of year	$(5,431)	NA	NA	(4,174)	NA	NA
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income
Transition asset (obligation)	$(62)	NA	NA	—	NA	NA
Prior service credit (cost)	(4,149)	NA	NA	(400)	NA	NA
Accumulated gain (loss)	(14,143)	NA	NA	958	NA	NA
Accumulated other comprehensive income	(18,354)	NA	NA	558	NA	NA
Cumulative employer contributions in
excess of net periodic benefit cost	12,923	NA	NA	(4,732)	NA	NA
Net amount recognized at end of year	$(5,431)	NA	NA	(4,174)	NA	NA
Weighted average assumptions used to determine benefit obligation at December 31:
Discount rate	6.00%	5.75%	5.75%	6.00%	5.75%	5.75%
Rate of compensation increase	3.86%	3.86%	3.86%	Not applicable

(1)          NA refers to not applicable under SFAS No. 158.

The accumulated benefit obligation for the Pension Plan was $77.1 million and $75.4 million at December 31, 2006 and 2005, respectively.

We adopted SFAS No. 158 for the fiscal year ended December 31, 2006. SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in its statement of financial position, measured as the difference between the fair value of plan assets and the benefit obligation. Further, this statement requires employers to recognize changes

WADDELL & REED FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

10.   Pension Plan and Postretirement Benefits Other Than Pensions (Continued)

in that funded status in the year in which the changes occur through comprehensive income. The effect of applying SFAS No. 158 on individual line items in the consolidated balance sheet at December 31, 2006 follows:

	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
	(in thousands)
Accrued pension and post retirement costs	$(8,191)	17,796	9,605
Noncurrent deferred income tax liabilities	18,474	(6,392)	12,082
Total liabilities	406,610	11,404	418,014
Accumulated other comprehensive income	5,352	(11,404)	(6,052)
Total stockholders’ equity	256,104	(11,404)	244,700

Our Pension Plan asset allocation at December 31, 2006 and 2005 and our target allocation for 2007 are as follows:

	Target Allocation	Percentage of Plan Assets
Plan assets by category	at January 1, 2007	at December 31, 2006
Large Cap Growth	40%	42%
Asset Strategy Fund	30%	31%
Core Plus Fixed Income	27%	24%
Science and Technology	3%	3%
Total	100%	100%

	Percentage of Plan Assets	Percentage of Plan Assets
Plan assets by category	at December 31, 2006	at December 31, 2005
Equity securities	67%	65%
Debt securities	33%	35%
Total	100%	100%

The disclosure rate assumptions used to determine the postretirement obligations at December 31, 2006 and December 31, 2005 and the postretirement expenses in 2006 were based on the Mercer Bond Model. This model was designed by Mercer Human Resource Consulting to provide a means for plan sponsors to value the liabilities of their postretirement benefit plans. The Mercer Bond Model calculates the yield on a theoretical portfolio of high-grade corporate bonds (rated “Aa” or better) with cash flows that generally match our expected benefit payments. To the extent scheduled bond proceeds exceed the estimated benefit payments in a given period, the yield calculation assumes those excess proceeds are reinvested at the one-year forward rates implied by the Citigroup Pension Discount Curve. Prior to using the Mercer Bond Model, the discount rate assumptions for the postretirement expenses in 2004 were based on investment yields available on “AA” rated long-term corporate bonds.

WADDELL & REED FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

10.   Pension Plan and Postretirement Benefits Other Than Pensions (Continued)

The primary investment objective is to maximize the growth of the Pension Plan assets to meet the projected obligations to the beneficiaries over a long period of time, and to do so in a manner that is consistent with the Company’s earnings strength and risk tolerance. Asset allocation policy is the most important decision in managing the assets and it is reviewed regularly. The asset allocation policy considers the Company’s financial strength and long-term asset class risk/return expectations since the obligations are long-term in nature. On an on-going basis, the target allocations for pension assets are as summarized in the table above. The assets are well diversified and are managed by our in-house investment professionals.

Large cap growth consists of a diversified portfolio of common stocks issued by higher-quality growth-oriented large to medium sized domestic and to a lesser extent, foreign companies. Asset Strategy Fund invests in most any market that is believed to offer the greatest probability of return or, alternatively, that provides the highest degree of safety in uncertain times. Although this style may allocate its assets among stocks, bonds and short-term investments, the allocation is typically weighted toward stocks. Core plus fixed income invests primarily in investment-grade debt securities issued in the United States. Science and technology concentrates its investments primarily in equity securities of domestic and foreign companies that benefit by the application of science and technological discoveries.

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

The components of net periodic pension and other postretirement costs and the assumptions related to the costs consisted of the following for the years ended December 31, 2006, 2005 and 2004.

	Pension Benefits			Other Postretirement Benefits
	2006	2005	2004	2006	2005	2004
	(in thousands)
Components of net periodic benefit cost:
Service cost	$5,446	5,598	4,664	299	422	472
Interest cost	4,830	4,824	4,273	209	306	339
Expected return on plan assets	(5,694)	(5,208)	(5,199)	—	—	—
Actuarial (gain) loss amortization	954	1,434	424	(38)	88	171
Prior service cost amortization	436	436	435	23	23	23
Transition obligation amortization	5	5	5	—	—	—
Net periodic benefit cost	$5,977	7,089	4,602	493	839	1,005
Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	5.75%	5.75%	6.25%	5.75%	5.75%	6.25%
Expected return on plan assets	7.75%	7.75%	8.25%		N/A
Rate of compensation increase	3.86%	3.86%	3.86%		N/A

WADDELL & REED FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

10.   Pension Plan and Postretirement Benefits Other Than Pensions (Continued)

Cash contributions to (receipts from) the pension and other postretirement plans for the years 2006 and 2005 were as follows:

	Pension Benefits	Postretirement Benefits
	(in thousands)
Cash Contributions
2006	$7,000	107
2005	7,000	36

We expect the following benefit payments to be paid which reflect future service, as appropriate:

	Pension Benefits	Postretirement Benefits
	(in thousands)
2007	$3,691	218
2008	4,803	267
2009	4,875	288
2010	4,921	330
2011	6,589	363
2012 through 2016	44,188	2,206
	$69,067	3,672

Our policy with respect to funding the Pension Plan is to fund at least the minimum required by the Employee Retirement Income Security Act of 1974, as amended, and not more than the maximum amount deductible for tax purposes. All contributions made to the Pension Plan for 2006 and 2005 were voluntary. We anticipate that the 2007 contribution will be made from cash generated from operations and will be in the range of $5.0 to $10.0 million.

All contributions to other postretirement medical benefits are voluntary, as the postretirement medical plan is not funded, and is not subject to any minimum regulatory funding requirements. The contributions for each year represent claims paid for medical expenses, and we anticipate making the 2007 expected contribution with cash generated from operations. Contributions by participants to the postretirement plan were $137 thousand and $108 thousand for the years ending December 31, 2006 and 2005, respectively. The 2006 postretirement medical plan amendment was due to the addition of post age 65 benefits for a former employee.

For measurement purposes, the initial health care cost trend rate was 10% for 2007 and 2006 and 11% for 2005. The health care cost trend rate reflects anticipated increases in health care costs. The initial assumed growth rate of 10% in the first year is assumed to gradually decline over the next five years to a rate of 5% in the fifth year. The effect of a 1% annual increase in assumed cost trend rates would increase the December 31, 2006 accumulated postretirement benefit obligation by approximately $408 thousand, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2006 by approximately $68 thousand. The effect of a 1% annual decrease in assumed cost trend rates would decrease the December 31, 2006 accumulated postretirement benefit

WADDELL & REED FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

10.   Pension Plan and Postretirement Benefits Other Than Pensions (Continued)

obligation by approximately $355 thousand, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2006 by approximately $57 thousand.

We also sponsor the Waddell & Reed Financial, Inc. Supplemental Executive Retirement Plan, as amended and restated (the “SERP”), a non-qualified deferred compensation plan covering eligible employees. The SERP provides certain benefits for Company officers that the Pension Plan is prevented from providing because of compensation and benefit limits in the Internal Revenue Code.

The SERP was adopted to supplement the annual pension paid to certain senior executive officers. Each calendar year, the Compensation Committee of the Board of Directors (the “Compensation Committee”) credits participants’ SERP accounts with (i) an amount equal to 4% of the executive’s base salary, less the amount of the maximum employer matching contribution available under our 401(k) plan, and (ii) a non-formula award, if any, as determined by the Compensation Committee in its discretion. Additionally, each calendar year, participants’ accounts are credited (or charged) with an amount equal to the performance of certain hypothetical or investment vehicles since the last preceding year. Upon a participant’s separation, or at such other time based on a pre-existing election by a participant, benefits accumulated under the SERP are payable in installments or in a lump sum. As of December 31, 2006 and 2005, the aggregate liability to participants was $3.3 million and $3.1 million, respectively.

At December 31, 2006, the accrued pension and postretirement liability recorded on the balance sheet was comprised of accrued pension costs of $5.4 million, an accrued liability for SERP benefits of $3.3 million, and a liability for postretirement benefits in the amount of $4.0 million. The current portion of postretirement liability of $0.2 million is included in other current liabilities on the balance sheet. At December 31, 2005, the accrued pension and postretirement liability recorded on the balance sheet was comprised of accrued pension costs of $0.9 million, an accrued liability for SERP benefits of $3.1 million, and a liability for postretirement benefits in the amount of $4.3 million.

11.   Employee Savings Plan

We sponsor a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code to provide retirement benefits to substantially all of our employees following the completion of an eligibility period. As allowed under Section 401(k), the plan provides tax-deferred salary deductions for eligible employees. Our matching contributions to the plan for the years ended December 31, 2006, 2005 and 2004 were $3.4 million, $3.1 million and $2.8 million, respectively.

WADDELL & REED FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

12.   Stockholders’ Equity

Earnings per Share

For the years ended December 31, 2006, 2005 and 2004 earnings per share were computed as follows:

	2006	2005	2004
	(in thousands, except per share amounts)
Net income	$46,112	60,121	102,165
Weighted average shares outstanding—basic	81,353	80,908	80,613
Dilutive potential shares from stock options and certain nonvested stock awards	1,859	1,137	1,311
Weighted average shares outstanding—diluted	83,212	82,045	81,924
Earnings per share:
Basic	$0.57	0.74	1.27
Diluted	$0.55	0.73	1.25

Anti-dilutive Securities

Options to purchase 2.79 million shares, 2.81 million shares and 2.84 million shares of Class A common stock (“common stock”) were excluded from the dilutive earnings per share calculation for years ended December 31, 2006, 2005 and 2004, respectively because they were anti-dilutive. Excluded from the diluted earnings per share calculation were approximately 236 thousand shares, 40 thousand shares and 5 thousand shares of anti-dilutive nonvested stock for the years ended December 31, 2006, 2005 and 2004, respectively.

Dividends

The quarterly dividend rate paid on our common stock was $.15 per share. For the years ended December 31, 2006, 2005 and 2004, dividends paid to our stockholders were $50.6 million, $50.1 million and $49.5 million, respectively. As of December 31, 2006 and 2005, other current liabilities included $12.7 million and $12.6 million, respectively, for dividends payable to stockholders.

The Board of Directors approved an increase in the quarterly dividend on our common stock to $.17 per share beginning with our second quarter 2007 dividend, payable on May 1, 2007.

Common Stock Repurchases

The Board of Directors has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in our stock-based compensation programs. There were 1,139,116 shares, 292,600 shares and 960,400 shares repurchased in the open market or in private purchases for the years ended December 31, 2006, 2005 and 2004, respectively.

13.   Share-Based Compensation

The Company has three stock-based compensation plans:  the Company 1998 Stock Incentive Plan, as amended and restated (the “SI Plan”), the Company 1998 Executive Stock Award Plan, as amended and

WADDELL & REED FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

13.   Share-Based Compensation (Continued)

restated (the “ESA Plan”) and the Company 1998 Non-Employee Director Stock Award Plan, as amended and restated (the “NED Plan”) (collectively, the “Stock Plans”).

The SI Plan allows us to grant equity compensation awards, including, among other awards, non-qualified stock options and nonvested stock as part of our overall compensation program to attract and retain key personnel and encourage a greater personal financial investment in the Company. The Stock Plans also allow us to grant non-qualified stock options and/or nonvested stock to promote the long-term growth of the Company. A maximum of 30,000,000 shares of common stock are authorized for issuance under the SI Plan. A maximum of 3,750,000 and 1,200,000 shares of common stock are authorized for issuance under the ESA Plan and NED Plan, respectively. In total, 15,002,799 shares of common stock are available for issuance as of December 31, 2006 under these plans. In addition, we make incentive payments under the Company 2003 Executive Incentive Plan, as amended and restated (the “EIP”) in the form of cash, stock options, nonvested stock or a combination thereof. Incentive awards paid under the EIP in the form of stock options or nonvested stock are issued out of shares reserved for issuance under the SI and ESA Plans. Generally, shares of common stock covered by terminated, surrendered or cancelled options, by forfeited nonvested stock, or by the forfeiture of other awards that do not result in issuance of shares of common stock are again available for awards under the plan from which they were terminated, surrendered, cancelled or forfeited.

Under our Stock Plans, the exercise price of a stock option is equal to the closing market price of Company stock on the date of grant. The maximum term of non-qualified options granted under the SI Plan is ten years and two days and the options generally vest in 331/3% increments on the second, third and fourth anniversaries of the grant date. The maximum term of non-qualified options granted under the ESA Plan and NED Plan is 11 years and the options generally vest 10% each year, beginning on the first anniversary of the grant date. Our Stock Plans include a Stock Option Restoration Program feature (the “SORP”) that allows, on the first trading day of August, an employee to pay the exercise price on vested in-the-money options by surrendering common stock of the Company that has been owned for at least six months. This feature also permits an employee exercising an option to be granted new options in an amount equal to the number of common shares used to satisfy both the exercise price and withholding taxes due upon exercise. New options are granted with an expiration date equal to that of the original option and vest six months after the grant date. The SORP results in a net issuance of shares of common stock and fewer stock options outstanding. We receive a current income tax benefit for stock option exercises.

Nonvested stock awards are valued on the date of grant, have no purchase price and generally vest over four years in 33 1/3% increments on the second, third and fourth anniversaries of the grant date. Restricted shares issued in the stock option tender offer were fully vested upon issuance, but remain subject to transfer restrictions that lapse in 33 1/3% increments annually beginning March 14, 2005. The Company also issues nonvested stock awards to our financial advisors (our sales force) who are considered independent contractors. These awards have the same terms as awards issued to employees, however changes in the Company’s share price result in variable compensation expense over the vesting period. Under the Stock Plans, nonvested shares are forfeited upon the termination of employment with the Company or service on the Board, dependent upon the circumstances of termination. Except for restrictions placed on the transferability of nonvested stock, holders of nonvested stock have full stockholders’ rights during the term of restriction, including voting rights and the rights to receive cash dividends.

WADDELL & REED FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

13.   Share-Based Compensation (Continued)

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

The Board approved the accelerated vesting of these options based on the belief that it was in the best interest of the stockholders to reduce future compensation expense that the Company would otherwise be required to report in its statement of operations upon adoption of SFAS No. 123R on January 1, 2006. We anticipate that holders of “in-the-money” accelerated options will remain employed with the Company throughout the original vesting term of such options, and therefore, no expense will be recorded for these options unless option holders are able to exercise an option that would have expired unexercisable pursuant to its original terms. Subsequent to the Compensation Committee’s decision to accelerate the vesting of outstanding options, the separation of employment of the Company’s former chief executive officer triggered the remeasurement of compensation cost. This remeasurement resulted in additional compensation cost of $1.4 million during 2005.

(a) Stock Options

A summary of stock option activity and related information for the year ended December 31, 2006 follows:

			Weighted
			average
		Weighted	remaining
		average	contractual
		exercise	term
	Options	price	(in years)
Outstanding, beginning of year	7,115,837	$22.27	3.24
Granted	—	—
Exercised	(988,910)	16.37
Granted in restoration	7,410	21.20
Exercised in restoration	(8,219)	17.87
Terminated/Canceled	(7,559)	27.10
Outstanding, end of year	6,118,559	$23.22	2.32
Exercisable, end of year	6,111,149	$23.22	2.32

The aggregate intrinsic value of outstanding options and exercisable options as of December 31, 2006 was $37.0 million and $36.9 million, respectively. The total intrinsic value (on date of exercise) of SORP options exercised during the years ended December 31, 2006, 2005 and 2004 was $8.7 million, $2.6 million and $6.2 million, respectively.

WADDELL & REED FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

13.   Share-Based Compensation (Continued)

SORP options with vesting periods of six months were the only options granted during 2006, 2005 and 2004. Compensation expense related to options issued under the SORP of $157 thousand was recorded for the year ended December 31, 2006 and primarily related to 2005 SORP grants, which are now fully amortized. There was no compensation expense recorded in 2005 and 2004. The weighted average fair value of options granted during the years ended December 31, 2006, 2005 and 2004 were $2.94, $3.01 and $1.54, respectively.

The grant date fair value of options granted in 2006, 2005 and 2004 have been calculated using a Black-Scholes option-pricing model with assumptions as follows:

	2006	2005	2004
Dividend yield	2.80%	3.10%	3.10%
Risk-free interest rate	4.92%	4.03%	2.05%
Expected volatility	22.50%	27.10%	21.79%
Expected life (in years)	2.09	2.24	1.00

(b)  Nonvested Stock

A summary of nonvested share activity and related fair value for the year ended December 31, 2006 follows:

	Nonvested Stock Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	2,686,569	$21.71
Granted	1,329,517	23.81
Vested	(721,055)	22.22
Forfeited	(85,458)	21.86
Nonvested at December 31, 2006	3,209,573	$22.46

For the years ended December 31, 2006, 2005 and 2004, compensation expense related to nonvested stock totaled $21.7 million, $17.8 million and $10.3 million, respectively. The related income tax benefit recognized was $7.9 million, $6.6 million and $3.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, the remaining unamortized expense of $45.8 million is expected to be recognized over a weighted average period of 2.4 years.

The total fair value of shares vested (at vest date) during the years ended December 31, 2006, 2005 and 2004 was $16.9 million, $6.5 million and $3.2 million, respectively. The Company permits employees the right to tender a portion of their vested shares to the Company to satisfy the minimum tax withholding obligations of the Company with respect to vesting of the shares. For the year ended December 31, 2007, we expect to repurchase approximately 280,000 shares for employees who elect to tender shares to cover their minimum tax withholdings.

For nonvested stock awards granted prior to the adoption of SFAS No. 123R, the Company will continue to recognize compensation expense over the contractual vesting period. Had compensation expense for nonvested stock awards issued prior to January 1, 2006 been determined based on the date a participant first becomes eligible for retirement, the Company’s net income would have been increased by $280 thousand for the year ended December 31, 2006 and decreased by $206 thousand for the year ended December 31, 2005.

WADDELL & REED FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

14.   Uniform Net Capital Rule Requirements

Three of our subsidiaries, Waddell & Reed, Inc. (“W&R”), Legend Equities Corporation (“LEC”), and Ivy Funds Distributor, Inc. (“IFDI”) are registered broker/dealers and members of the NASD. Broker/dealers are subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15.0 to 1.0. The difference between net capital and stockholders’ equity is the non-allowable assets that are excluded from net capital. Net capital and aggregated indebtedness information for our broker/dealer subsidiaries is presented in the following table as of December 31, 2006 and 2005 (in thousands):

	2006			2005
	W&R	LEC	IFDI	W&R	LEC	IFDI
Net capital	$45,748	893	8,159	69,642	1,220	3,419
Required capital	7,756	243	674	6,107	162	241
Excess of required capital	$37,992	650	7,485	63,535	1,058	3,178
Ratio of aggregate indebtedness to net capital	2.54 to 1.0	4.07 to 1.0	1.24 to 1.0	1.32 to 1.0	1.99 to 1.0	1.06 to 1.0

WADDELL & REED FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

15.   Rental Expense and Lease Commitments

We lease our home office buildings and certain sales and other office space under long-term operating leases. Rent expense was $18.3 million, $18.0 million and $17.0 million, for the years ended December 31, 2006, 2005 and 2004, respectively. Future minimum rental commitments under non-cancelable operating leases are as follows (in thousands):

2007	$14,693
2008	11,895
2009	9,820
2010	7,568
2011	5,460
Thereafter	15,699
$65,135

New leases are expected to be executed as existing leases expire. Thus, future minimum lease commitments are not expected to be less than those in 2006.

16.   Related Party Transactions

We earn investment management fees from the Funds for which we also act as an investment adviser, pursuant to an investment management agreement with each Fund. In addition, we have agreements with the Funds pursuant to Rule 12b-1 under the Investment Company Act of 1940, as amended, pursuant to which distribution and service fees are collected from the Funds for distribution of mutual fund shares for costs such as advertising and commissions paid to broker/dealers and for providing ongoing services to shareholders of the Funds and/or maintaining shareholder accounts. We also earn service fee revenues by providing various services to the Funds and their shareholders pursuant to a shareholder servicing agreement with each Fund (except the Target Funds) and an accounting service agreement with each Fund. Certain of our officers and directors are also officers, directors and/or trustees for the various Funds for which we act as an investment adviser. These agreements are approved or renewed on an annual basis by each Fund’s board of directors/trustees, including a majority of the disinterested members. Accounts receivable include amounts due from the Funds for aforementioned services.

17.   Litigation and Regulatory Settlements

SEC/New York Attorney General/Kansas Securities Commission

During 2006, we recorded a charge of $55.0 million related to settlement with the SEC, the New York Attorney General and the Kansas Securities Commission regarding market timing allegations, $12 million of which represented non-deductible penalties. The charge is included in general and administrative expenses. In addition, effective October 1, 2006, the Company instituted its annual $5.0 million investment management fee waiver pursuant to the New York Attorney General settlement by adjusting management fee rates on certain funds.

WADDELL & REED FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

17.   Litigation and Regulatory Settlements (Continued)

Williams Excessive Fee Litigation

On May 30, 2006, the investment advisor and underwriter subsidiaries of the Company for the Ivy Funds were dismissed from the case with prejudice. On September 25, 2006 the remainder of this case was dismissed with prejudice. The negotiations and discussions leading up to, and the terms of, the dismissal are confidential.

Torchmark Corporation and NASD Enforcement Action

During 2005, we recorded a charge of $38.2 million related to settlements of outstanding litigation, including matters with the Enforcement Department of NASD Regulation and Torchmark Corporation (Torchmark). The charge is included in general and administrative expenses. During the second quarter of 2006, all remaining restitution was paid and the matter was resolved.

During 2006, the Arbitration Panel adjudicating the Torchmark matter ruled against the Company and determined that the Company owed Torchmark $7.4 million. A reserve previously established largely covered this exposure and the remaining amount was immaterial to the Company’s earnings.

Sawtelle Arbitration

On December 15, 2005, the Company settled this matter in its entirety for $7.9 million (beyond the approximate $2.0 million in compensatory damages and attorneys fees paid in years prior to periods covered by this report) and recorded a pre-tax charge of $6.1 million in 2005 related thereto.

18.   Contingencies

The Company is involved from time to time in various legal proceedings, regulatory investigations and claims incident to the normal conduct of business, which may include proceedings that are specific to us and others generally applicable to business practices within the industries in which we operate. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and on the results of operations in a particular quarter or year.

WADDELL & REED FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

19.   Selected Quarterly Information (Unaudited)

	Quarter
	First		Second		Third		Fourth
	(in thousands)
2006
Total revenues	$173,070		181,311		178,582		185,692
Net income (loss)	24,592	(1)	(33,022	)(2)	24,591	(3)	29,951
Earnings (loss) per share:
Basic	$0.30	(1)	(0.40	)(2)	0.30	(3)	0.37
Diluted	$0.30	(1)	(0.40	)(2)	0.30	(3)	0.36

	Quarter
	First	Second		Third		Fourth
	(in thousands)
2005
Total revenues	$150,737	150,686		157,513		163,144
Net income (loss)	22,750	(7,087	)(4)	24,532	(5)	19,926	(6)
Earnings (loss) per share:
Basic	$0.28	(0.09	)(4)	0.30	(5)	0.25	(6)
Diluted	$0.28	(0.09	)(4)	0.30	(5)	0.24	(6)

(1)          Includes a pre-tax charge of $1.9 million ($1.3 million net of tax) related to employee separation costs at ACF in response to a decline in investment performance and related loss of assets under management.

(2)          Includes a pre-tax charge of $55.0 million ($39.4 million net of tax) to recognize our settlement with the SEC, New York Attorney General and Kansas Securities Commissioner related to market-timing allegations and a charge of $20.0 million (not deductible for income tax purposes) to recognize the impairment of goodwill associated with ACF.

(3)          Includes charges associated with the resolution of the Williams litigation and expenses related to prior regulatory settlements.

(4)          Includes a pre-tax charge of $41.3 million ($28.8 million net of tax) related to settlements of outstanding legal matters with Torchmark for actions in Alabama, California and Kansas; settlement with the NASD and a consortium of states relating to variable annuity sales practices; separation of employment payments to our former chief executive officer; and other employee separation payments related to the restructuring of the Advisors channel.

(5)          Includes a tax benefit in the amount of $1.8 million relating to a change in determination of the deductibility of certain legal matters expensed in the second quarter of 2005.

(6)          Includes a pre-tax charge of $6.1 million ($3.8 million net of tax) related to an NASD arbitration settlement with a former financial advisor.

WADDELL & REED FINANCIAL, INC.
Index to Exhibits

Exhibit No.	Exhibit Description
3.1

Restated Certificate of Incorporation of Waddell & Reed Financial, Inc. Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, File No. 333-43687, for the quarter ended June 30, 2006 and incorporated herein by reference.

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

10.4

Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, File No. 333-43687, for the quarter ended September 30, 2005 and incorporated herein by reference.*

10.5

Waddell & Reed Financial, Inc. 1998 Non-Employee Director Stock Award Plan, as amended and restated. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, File No. 333-43687, for the quarter ended September 30, 2005 and incorporated herein by reference.*

10.6

Waddell & Reed Financial, Inc. 1998 Executive Stock Award Plan, as amended and restated. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, File No. 333-43687, for the quarter ended September 30, 2005 and incorporated herein by reference.*

10.7

Credit Agreement, dated as of October 7, 2005 by and among Waddell & Reed Financial, Inc., the Lenders, JPMorgan Chase Bank and Bank of America, N.A. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 333-43687, on October 11, 2005 and incorporated herein by reference.

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

10.10

Waddell & Reed Financial, Inc. Supplemental Executive Retirement Plan, as amended and restated. Filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2006 and incorporated herein by reference.*

WADDELL & REED FINANCIAL, INC.
Index to Exhibits

10.11

Waddell & Reed Financial, Inc. 2003 Executive Incentive Plan, as amended and restated. Filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2006 and incorporated herein by reference.*

10.12

Form of Accounting Services Agreement by and between the Funds and Waddell & Reed Services Company. Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2000 and incorporated herein by reference.

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

10.30

First Amendment to Consulting Agreement, dated December 25, 2005, by and between Robert L. Hechler and Waddell & Reed, Inc. Filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2006 and incorporated herein by reference.

10.31

Consulting Agreement, dated May 25, 2005, by and between Waddell & Reed Financial, Inc. and Keith A. Tucker. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 333-43687, on May 26, 2005 and incorporated herein by reference.

WADDELL & REED FINANCIAL, INC.
Index to Exhibits

10.32

Form of Change in Control Employment Agreement, dated December 14, 2001, by and between Henry J. Herrmann and Waddell & Reed Financial, Inc. Filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2001 and incorporated herein by reference.*

10.33	Summary of Compensation Arrangements with Executive Officers of Waddell & Reed Financial, Inc.*
10.34	Summary of Non-Employee Director Compensation.*
10.35

Form of Restricted Stock Award Agreement for awards pursuant to the Waddell & Reed Financial, Inc. 1998 Executive Stock Award Plan, as amended and restated. Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, File No. 333-43687, for the quarter ended September 30, 2005 and incorporated herein by reference.*

10.36

Form of Restricted Stock Award Agreement for awards to Employees pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, File No. 333-43687, for the quarter ended September 30, 2005 and incorporated herein by reference.*

10.37

Form of Restricted Stock Award Agreement for awards to Non-Employee Directors pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated. Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, File No. 333-43687, for the quarter ended September 30, 2005 and incorporated herein by reference.*

10.38

Form of Restricted Stock Award Agreement for awards pursuant to the Waddell & Reed Financial, Inc. 1998 Non-Employee Director Stock Award Plan, as amended and restated. Filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, File No. 333-43687, for the quarter ended September 30, 2005 and incorporated herein by reference.*

10.39

2007 Performance Goals established pursuant to the Waddell & Reed Financial, Inc. 2003 Executive Incentive Plan, as amended and restated. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 333-43687, on February 26, 2007 and incorporated herein by reference.*

10.40	Offer of Settlement. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 333-43687, on July 24, 2006 and incorporated herein by reference.
10.41	Assurance of Discontinuance. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 333-43687, on July 24, 2006 and incorporated herein by reference.
10.42	Stipulation for Consent Order. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, File No. 333-43687, on July 24, 2006 and incorporated herein by reference.
11	Statement regarding computation of per share earnings.
21

Subsidiaries of Waddell & Reed Financial, Inc. Filed as Exhibit 21 to the Company’s Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2006 and incorporated herein by reference.

23	Consent of KPMG LLP.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

WADDELL & REED FINANCIAL, INC.
Index to Exhibits

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1	Section 1350 Certification of the Chief Executive Officer.
32.2	Section 1350 Certification of the Chief Financial Officer.

*                    Indicates management contract or compensatory plan, contract or arrangement.