Form 10-Q
period 2007-03-31
WADDELL & REED FINANCIAL INC
filed 2007-04-25
CIK 1052100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒.

Shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Class	Outstanding as of April 20, 2007
Class A common stock, $.01 par value	83,915,494

WADDELL & REED FINANCIAL, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

Quarter Ended March 31, 2007

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	March 31, 2007 (unaudited)	December 31, 2006

Assets:
Cash and cash equivalents	$179,096	196,516
Investment securities	49,683	48,129
Receivables:
Funds and separate accounts	37,644	38,806
Customers and other	46,605	59,863
Deferred income taxes	2,059	2,923
Prepaid expenses and other current assets	6,659	5,766

Total current assets	321,746	352,003

Property and equipment, net	50,034	50,875
Deferred sales commissions, net	21,498	20,462
Goodwill and identifiable intangible assets	228,432	228,432
Other assets	11,165	10,942
Total assets	$632,875	662,714

Liabilities:
Accounts payable	$14,070	16,415
Payable to investment companies for securities	69,977	75,607
Accrued compensation	27,121	32,994
Income taxes payable	15,743	14,804
Other current liabilities	40,849	44,710

Total current liabilities	167,760	184,530

Long-term debt	199,945	199,942
Accrued pension and post-retirement costs	14,147	12,663
Deferred income taxes	10,674	12,082
Other	11,629	8,797

Total liabilities	404,155	418,014

Commitments and contingencies (Note 9)
Stockholders’ equity :
Preferred stock—$1.00 par value: 5,000 shares authorized; none issued	—	—
Class A Common stock—$0.01 par value: 250,000 shares authorized; 99,701 shares issued; 83,259 shares outstanding (84,660 at December 31, 2006)	997	997
Additional paid-in capital	193,768	189,299
Retained earnings	402,991	388,422
Cost of 16,442 common shares in treasury (15,041 at December 31, 2006)	(363,425)	(327,966)
Accumulated other comprehensive loss	(5,611)	(6,052)
Total stockholders’ equity	228,720	244,700
Total liabilities and stockholders’ equity	$632,875	662,714

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited, in thousands, except for per share data)

	For the three months ended March 31,
	2007	2006

Revenues:
Investment management fees	$82,860	74,049
Underwriting and distribution fees	84,016	77,012
Shareholder service fees	22,623	22,009

Total revenues	189,499	173,070

Operating expenses:
Underwriting and distribution	94,397	84,754
Compensation and related costs (including share-based compensation of $4.9 million and $5.4 million, respectively)	26,932	28,942
General and administrative	10,083	10,246
Subadvisory fees	9,215	6,549
Depreciation	3,043	2,853

Total	143,670	133,344

Operating income	45,829	39,726
Investment and other income	2,480	2,264
Interest expense	(2,984)	(3,254)

Income before provision for income taxes	45,325	38,736
Provision for income taxes	16,598	14,144

Net income	$28,727	24,592

Net income per share:
Basic	$0.36	0.30
Diluted	$0.35	0.30

Weighted average shares outstanding:
Basic	80,748	81,204
Diluted	82,803	82,943

Dividends declared per common share	$0.17	0.15

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	For the three months ended March 31,
	2007	2006

Net income	$28,727	24,592

Other comprehensive income:

Available-for sale investments:
Net unrealized appreciation of investments during the period, net of income taxes of $277 and $445, respectively	496	758

Derivatives:
Net unrealized loss on derivatives during the period, net of income taxes of $0 and $(174), respectively	—	(297)

Reclassification adjustment for amounts included in net income, net of income taxes of $(20) and $(107), respectively	(37)	(179)

Comprehensive income	$29,186	24,874

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of  Stockholders’ Equity

For the Three Months Ended March 31, 2007

(Unaudited, in thousands)

						Accumulated
			Additional			other	Total
	Common stock		paid-in	Retained	Treasury	comprehensive	stockholders’
	Shares	Amount	capital	earnings	stock	income (loss)	equity

Balance at December 31, 2006	99,701	$997	$189,299	$388,422	$(327,966)	$(6,052)	$244,700

Net income	—	—	—	28,727	—	—	28,727

Recognition of equity compensation	—	—	4,864	—	—	—	4,864

Issuance of nonvested shares and other	—	—	(651)	—	651	—	—

Dividends accrued	—	—	—	(14,158)	—	—	(14,158)

Exercise of stock options	—	—	(441)	—	1,513	—	1,072

Excess tax benefits from share-based payment arrangements	—	—	697	—	—	—	697

Other stock transactions	—	—	—	—	(795)	—	(795)

Repurchase of common stock	—	—	—	—	(36,828)	—	(36,828)

Unrealized gain on available for sale investment securities	—	—	—	—	—	496	496

Reclassification for amounts included in net income	—	—	—	—	—	(37)	(37)

Pension and postretirement plan adjustment	—	—	—	—	—	(18)	(18)

Balance at March 31, 2007	99,701	$997	$193,768	$402,991	$(363,425)	$(5,611)	$228,720

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the three months
	ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$28,727	24,592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,064	2,962
Share-based compensation	4,864	5,447
Excess tax benefits from share-based payment arrangements	(697)	(597)
Gain on sale of available-for-sale investment securities	—	(1,039)
Net purchases and sales of trading securities	(612)	(566)
Gain on trading securities	(190)	(279)
Write down of investment securities	—	750
Loss on sale and retirement of property and equipment	15	62
Capital gains and dividends reinvested	(55)	(46)
Deferred income taxes	(819)	(1,325)
Changes in assets and liabilities:
Receivables from funds and separate accounts	1,162	2,052
Other receivables	13,258	(797)
Other assets	(2,153)	(3,314)
Accounts payable	(7,974)	5,408
Other liabilities	(5,236)	1,657

Net cash provided by operating activities	$33,354	34,967

Cash flows from investing activities:
Purchases of available-for-sale investment securities	—	(200)
Proceeds from sales of available-for-sale investment securities	—	3,524
Proceeds from maturities of available-for-sale investment securities	—	50
Additions to property and equipment	(2,216)	(1,427)

Net cash provided by (used in) investing activities	$(2,216)	1,947

Cash flows from financing activities:
Proceeds from long term debt and interest rate swap termination	—	199,863
Repayment of long term debt	—	(200,000)
Cash dividends	(12,704)	(12,576)
Repurchase of common stock	(36,828)	—
Exercise of stock options	1,072	799
Excess tax benefits from share-based payment arrangements	697	597
Other stock transactions	(795)	(1,432)

Net cash used in financing activities	$(48,558)	(12,749)

Net increase (decrease) in cash and cash equivalents	(17,420)	24,165

Cash and cash equivalents at beginning of period	196,516	162,775

Cash and cash equivalents at end of period	$179,096	186,940

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

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements included herein pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to enable a reasonable understanding of the information presented.  The information in this Quarterly Report on Form 10-Q should be read in conjunction with Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”). Certain amounts in the prior years’ financial statements have been reclassified for consistent presentation.

The accompanying unaudited consolidated financial statements have been prepared consistently with the accounting policies described in Note 2 to the consolidated financial statements included in our 2006 Form 10-K, which include the following: use of estimates, cash and cash equivalents, disclosures about fair value of financial instruments, investment securities and investments in affiliated mutual funds, property and equipment, software developed for internal use, goodwill and intangible assets, deferred sales commissions, revenue recognition, advertising and promotion, share-based compensation and derivatives and hedging activities.  Due to the implementation of Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), we modified our accounting policy related to accounting for income taxes, which is listed below.

Accounting for Income Taxes

Income tax expense is based on pre-tax financial accounting income, including adjustments made for the recognition or derecognition related to uncertain tax positions.  The recognition or derecognition of income tax expense related to uncertain tax positions is determined under the guidance as prescribed by FIN 48.  Deferred tax assets and liabilities are recognized for the future tax attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only a normal and recurring nature) necessary to present fairly our financial position at March 31, 2007 and December 31, 2006, the results of operations for the three months ended March 31, 2007 and 2006 and cash flows for the three months ended March 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States.

2.              Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and short-term investments.  We consider all highly liquid investments with original or remaining maturities of 90 days or less at the date of purchase to be cash equivalents.  Cash and cash equivalents at March 31, 2007 and December 31, 2006 include amounts of $40.4 million and $32.6 million, respectively, for the benefit of customers segregated in compliance with federal and other regulations.  Substantially all cash balances are in excess of federal deposit insurance limits.

3.              Investment Securities

Investment securities are as follows:

	Fair Value
	March 31,	December 31,
	2007	2006
	(in thousands)
Available-for-sale securities:
Affiliated mutual funds	$30,503	29,716
Municipal bonds	7,179	7,184
Mortgage-backed securities	12	13
	37,694	36,913

Trading securities:
Affiliated mutual funds	11,043	10,196
Municipal bonds	510	510
Corporate bonds	270	340
Mortgage-backed securities	122	124
Common stock	44	46
	11,989	11,216

Total investment securities	$49,683	48,129

Certain information related to our available-for-sale securities is as follows:

	March 31,	December 31,
	2007	2006
	(in thousands)
Cost: Available-for-sale securities	$29,492	29,483
Gross unrealized gains	8,235	7,546
Gross unrealized losses	(33)	(116)

Market value: Available-for-sale securities	$37,694	36,913

Purchases and sales of trading securities for the three months ended March 31, 2007 were $839 thousand and $227 thousand, respectively.

In the first quarter of 2006, the Company recorded a $750 thousand write-down for other-than-temporary impairment of a municipal bond classified as available-for-sale.  In the third quarter of 2006, the Company sold the same bond and realized a gain on the sale (after the first quarter write-down) of $183 thousand.

4.              Stockholders’ Equity

Earnings per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended
	March 31,
	2007	2006
	(in thousands, except per share amounts)

Net income, as reported	$28,727	24,592

Weighted average shares outstanding - basic	80,748	81,204
Dilutive potential shares from stock options and certain nonvested stock awards	2,055	1,739
Weighted average shares outstanding - diluted	82,803	82,943

Earnings per share
Basic	$0.36	0.30
Diluted	$0.35	0.30

Anti-dilutive Securities

Options to purchase 2.74 million shares and 2.79 million shares of common stock were excluded from the dilutive earnings per share calculation for the quarters ended March 31, 2007 and 2006, respectively, because they were anti-dilutive.  Excluded from the diluted earnings per share calculation were approximately 270 thousand shares of anti-dilutive nonvested stock for the quarter ended March 31, 2007.

Dividends

On January 18, 2007, the Board of Directors (the “Board”) approved a dividend on our Class A common stock (“common stock”) in the amount of $0.17 per share to stockholders of record as of April 5, 2007 to be paid on May 1, 2007.  The total dividend to be paid is approximately $14.2 million.  This dividend is $0.02 per share higher than the quarterly dividends declared in 2006.

Common Stock Repurchases

The Board has authorized the repurchase of our common stock in the open market and/or private purchases. Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased.  The acquired shares may be used for corporate purposes, including shares issued to employees in our stock-based compensation programs.  There were 1,465,000 shares repurchased in the open market for the three months ended March 31, 2007.  No shares were repurchased for the three months ended March 31, 2006.

5.              Share-Based Compensation

In the first quarter, we granted 33,583 shares of nonvested stock with a fair market value of $27.26 per share under the Company’s 1998 Stock Incentive Plan, as amended and restated (the “SI Plan”). The value of those shares, aggregating $915 thousand, will be amortized to expense over the four year vesting period.

On April 2, 2007, we granted 833,976 shares of nonvested stock with a fair market value of $23.46 per share under the SI Plan. The value of those shares, aggregating $19.6 million, will be amortized to expense over the four year vesting period.

6.     Goodwill and Identifiable Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the tangible assets and identifiable intangible assets of an acquired business.  At March 31, 2007 and December 31, 2006, gross goodwill was $212.0 million and accumulated amortization was $38.6 million.  There were no changes to the carrying amount of goodwill during the three months ended March 31, 2007.  Our goodwill is not deductible for tax purposes.

Identifiable Intangible Assets

Identifiable intangible assets (all considered indefinite lived) are summarized as follows:

	March 31,	December 31,
	2007	2006
	(in thousands)
Unamortized intangible assets:
Mutual fund management advisory contracts.	$38,699	$38,699
Mutual fund subadvisory management contracts.	16,300	16,300

Total	$54,999	$54,999

7.     Income Taxes

In June 2006, the Financial Accounting Standards Board issued FIN 48 to clarify certain aspects of accounting for uncertain tax positions.  FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax provision is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted FIN 48 on January 1, 2007.

As of January 1, 2007, the Company had an unrecognized tax benefit, including penalties and interest, of $3.5 million, all of which, if recognized, would impact the Company’s effective tax rate.  The total amount of unrecognized tax benefits at March 31, 2007, including penalties and interest, was $4.6 million. The unrecognized tax benefits that are not expected to be settled within the next 12 months are included in other liabilities in the accompanying consolidated balance sheet; unrecognized tax benefits that are expected to be settled within the next 12 months are included in income taxes payable.  The Company had no cumulative effect of adopting FIN 48, and therefore, no adjustment was recorded to retained earnings upon such adoption.

The Company’s historical accounting policy with respect to interest and penalties related to tax uncertainties has been to classify these amounts as income taxes, and the Company continued this classification upon the adoption of FIN 48.  As of January 1, 2007, the total amount of accrued interest and penalties related to uncertain tax positions recognized in the consolidated balance sheet was $1.3 million.  The total amount of penalties and interest related to tax uncertainties recognized in the statement of income for the period ended March 31, 2006 was $86 thousand.  The total amount of accrued penalties and interest related to uncertain tax positions at March 31, 2007 of $1.4 million is included in the total unrecognized tax benefits described above.

In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain.  In addition, respective tax authorities periodically audit our income tax returns.  These audits examine our significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions.  During 2006 the Company settled four open tax years, 2000 through 2004, that were undergoing audit by the United States Internal Revenue Service.  The 2005 and 2006 federal income tax returns are the only open tax years that remain subject to potential future audit.  State income tax returns for all years after 2002 are subject to potential future audit by tax authorities in the Company’s major state tax jurisdictions.

The Company is currently being audited in three state jurisdictions.  It is reasonably possible that the Company will settle the audits in all three jurisdictions within the next 12-month period.  It is estimated that the Company’s FIN 48 liability could decrease by approximately $1.5 million to $2.1 million upon settlement of these audits.  Such settlements are not anticipated to have a significant impact on the income statement.

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

The following table presents the components of net periodic pension and other postretirement costs related to these plans.

			Other Postretirement
	Pension Benefits		Benefits
	Three months ended March 31,		Three months ended March 31,
	2007	2006	2007	2006
	(in thousands)
Components of net periodic benefit cost:
Service cost	$1,370	1,485	73	75
Interest cost	1,297	1,216	61	52
Expected return on plan assets	(1,570)	(1,405)	—	—
Actuarial loss (gain) amortization	109	254	(10)	(9)
Prior service costs amortization	109	109	10	5
Transition obligation amortization	1	1	—	—

Total	$1,316	1,660	134	123

We anticipate that our contribution to the Pension Plan for 2007 will range from $5.0 to $10.0 million.  During the three month period ended March 31, 2007, we did not make a contribution to the Pension Plan.

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

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of

Operations

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future.  All statements, other than statements of historical fact included in this Form 10-Q regarding our financial position, business strategy and other plans and objectives for future operations are forward-looking statements.  All forward-looking statements included in this Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update such forward-looking statements, whether as a result of new information, future events or otherwise.  Although we believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct or that we will take any actions that may presently be planned and neither us nor any other person will be responsible for the accuracy or completeness of any such forward-looking statements.  Certain important factors that could cause actual results to differ materially from our expectations are disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2006, which include, without limitation, the adverse effect from regulatory settlements, a decline in securities markets or a decline in our products’ performance, reduction of investment management fees, failure to renew investment management or subadvisory agreements, a decline in distribution sources, the unsuccessful implementation of new information systems, a change in the classification of our advisors as independent contractors, increased redemptions in funds with a high concentration of assets, adverse results of litigation and/or arbitration, acts of terrorism and/or war, competition, changes in government regulation, and availability and terms of capital. Should one or more of these risks materialize or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.  All subsequent written or oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by such factors.

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Form 10-Q and the audited financial statements and notes thereto in our 2006 Annual Report on Form 10-K, as well as a more detailed explanation of risk factors at the end of this Item 2 under the heading entitled “Forward Looking Information.”

Overview

Our earnings and cash flows are heavily dependent on financial market conditions.  Significant increases or decreases in the various securities markets, particularly United States equity markets, can have a material impact on our results of operations, financial condition and cash flows.  We derive our revenues primarily from providing investment management, investment product underwriting and distribution, and shareholder services administration to the Funds and institutional and separately managed accounts.  Investment management fees, a substantial source of our revenues, are based on the amount of average assets under management and are affected by sales levels, financial market conditions, redemptions and the composition of assets.  Underwriting and distribution revenues, another substantial source of revenues, consist of commissions derived from sales of investment and insurance products, Rule 12b-1 asset-based service and distribution fees, distribution fees on certain variable products, fees earned on fee-based asset allocation products, and related advisory services.  The products sold have various commission structures and the revenues received from product sales vary based on the type and amount sold.  We operate our business through three distinct channels.  Our retail products are distributed through our sales force of registered financial advisors (the “Advisors channel”) or through third-parties such as other broker/dealers, registered investment advisors (including the retirement advisors of the Legend group of subsidiaries (“Legend”)) and various retirement platforms, (collectively, the “Wholesale channel”).  We also market our investment advisory services to institutional investors, either directly or through consultants (the “Institutional channel”).

Recent Accounting Developments

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of SFAS No. 115,” (“SFAS No. 159”), which provides companies with an option to report select financial assets and liabilities at fair value.  This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective as of the beginning of the 2008 fiscal year.  We are in the process of evaluating the impact the adoption of SFAS No. 159 will have on our results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  This statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements.  SFAS No. 157 is effective as of the beginning of the 2008 fiscal year.  We are in the process of evaluating the impact the adoption of SFAS No. 157 will have on our results of operations and financial condition.

In June 2006, the Emerging Issues Task Force (the “EITF”) reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”) which requires the application of the provisions of Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS No. 106”) to split-dollar life insurance arrangements.  SFAS No. 106 would require the Company to recognize a liability for the discounted future benefit obligation that the Company will have to pay upon the death of the underlying insured employee.  EITF 06-4 is effective as of the beginning of the 2008 fiscal year.  We currently have certain policies subject to the provisions of this new pronouncement and are evaluating the impact the adoption of EITF 06-4 might have on our results of operations and financial condition.

First Quarter Highlights

Highlights for the current quarter compared to the first quarter of 2006:

•                  Gross sales increased 12% to $2.4 billion, driven by our Wholesale channel’s sales of specialty funds.

•                  Over 67% of this quarter’s retail mutual fund sales were in our managed funds versus subadvised funds compared to the first quarter of 2006, when approximately 55% of our retail mutual fund sales were in our managed funds.

•                  Assets under management were up 11% to $49.7 billion, due to a combination of organic growth and market action.

•                  The overall redemption rate increased from 13.7% to 18.4% due to increased redemptions in all our channels.

Additionally, we repurchased 1,465,000 shares of our Class A common stock (the “common stock”) in the open market during the quarter.

Results of Operations — Three Months Ended March 31, 2007 as Compared with Three Months Ended March 31, 2006

Net Income

Net income for the first quarter of 2007 was $28.7 million, or $0.35 per diluted share, compared to net income of $24.6 million, or $0.30 per diluted share, for the same period in 2006.

	Three months ended
	March 31, 2007	March 31, 2006
	(in thousands )
Net Income	$28,727	24,592
Earnings per share:
Basic	$.36	.30
Diluted	$.35	.30

The following series of tables, including Average Assets Under Management and Changes in Assets Under Management, provide data that should be helpful in understanding the Company’s business and should be referred to while reading the discussions that follow the tables.

Average Assets Under Management

The following tables provide information regarding the composition of our average assets under management by asset class and distribution channel.

	First Quarter 2007
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$25,207	10,892	6,978	$43,077
Fixed Income	4,040	364	626	5,030
Money Market	940	61	—	1,001
Total	$30,187	11,317	7,604	$49,108

	First Quarter 2006
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$23,566	7,168	7,422	$38,156
Fixed Income	3,880	343	611	4,834
Money Market	713	54	—	767
Total	$28,159	7,565	8,033	$43,757

Change in Assets Under Management

The following tables summarize changes in our assets under management by distribution channel.  All sales are net of commissions.  The activity includes all activity of the Funds and institutional and separate accounts, including money market funds and transactions at net asset value accounts for which we receive no commissions.

	First Quarter 2007
	Advisors	Wholesale	Institutional	Total
	(in millions)

Beginning Assets	$29,905	10,819	7,677	$48,401

Sales (net of commissions)	783	1,300	353	2,436
Redemptions	(915)	(596)	(899)	(2,410)
Net Sales	(132)	704	(546)	26

Net Exchanges	(39)	37	—	(2)
Reinvested Dividends & Capital
Gains	65	12	28	105
Net Flows	(106)	753	(518)	129

Market Appreciation	628	424	156	1,208
Ending Assets	$30,427	11,996	7,315	$49,738

	First Quarter 2006
	Advisors	Wholesale	Institutional	Total
	(in millions)

Beginning Assets	$27,188	6,729	7,946	$41,863

Sales (net of commissions)	843	1,151	172	2,166
Redemptions	(849)	(348)	(450)	(1,647)
Net Sales	(6)	803	(278)	519

Net Exchanges	(64)	60	—	(4)
Reinvested Dividends & Capital
Gains	48	10	29	87
Net Flows	(22)	873	(249)	602

Market Appreciation	1,464	625	298	2,387
Ending Assets	$28,630	8,227	7,995	$44,852

Total Revenues

Total revenues increased 9% for the three months ended March 31, 2007 compared to the same period in 2006, attributable to growth in average assets under management of 12% for the period.

	Three months ended
	March 31, 2007	March 31, 2006	Variance Percentage
	(in thousands, except percentage data )

Investment management fees	$82,860	74,049	12%
Underwriting and distribution fees	84,016	77,012	9%
Shareholder service fees	22,623	22,009	3%
Total revenues	$189,499	173,070	9%

Investment Management Fee Revenues

Investment management fee revenues are earned for providing investment advisory services to the Funds and to institutional and separate accounts.  Investment management fee revenues increased $8.8 million, or 12%, from last year’s first quarter.

Revenues from investment management services provided to our retail mutual funds, which are distributed through the Advisors and Wholesale channels, were $73.0 million for the quarter ended March 31, 2007.  Revenues increased $9.0 million, or 14%, compared to the first quarter of 2006, while the related retail average assets increased 16% to $41.5 billion.  Investment management fee revenues increased less than the related retail average assets due to the decrease to management fee rates on certain funds, effective October 1, 2006, in compliance with our settlement with the New York Attorney General.  This decrease in management fee rates will reduce management fees by approximately $5.0 million annually.  Retail sales in the first quarter of 2007 were $2.1 billion, a 4% increase over sales in the first quarter of 2006.

Institutional and separate account revenues were $9.9 million for the quarter ended March 31, 2007, representing a decrease of $200 thousand, or 2%, from last year’s first quarter.  The decrease is attributable to our subsidiary, Austin, Calvert & Flavin, Inc. (“ACF”) based on a decline in their average assets by 42% over the same period.

Gross sales of subadvised funds were $671 million for the three months ended March 31, 2007 compared to $874 million for the first quarter of 2006.

The long-term redemption rate (which excludes money market fund redemptions) in the Advisors channel was 9.8% in the first quarter of both 2007 and 2006. In the Wholesale channel, long-term redemption rates were higher in this year’s first quarter, at 21.0%, compared to 18.3% in the first quarter last year primarily due to increased redemptions in two of our specialty funds.  We expect the Advisors channel long-term redemption rate to remain lower than that of the Wholesale channel due to the personal and customized manner in which our financial advisors provide service to clients.  The long-term redemption rate for our Institutional channel was 48.0% for the first quarter of 2007 compared to 22.7% in the first quarter of 2006.  This higher redemption rate, which is based on total redemptions for the quarter of approximately $900 million in this channel, reflected redemptions across multiple investment disciplines, including large cap growth, small cap growth, core equity and international growth.  ACF’s redemptions were $77 million for the first quarter of 2007 compared to $228 million in the first quarter of 2006.

Underwriting and Distribution Fee Revenues and Expenses

The following tables illustrate our underwriting and distribution fee revenues and expenses segregated by the method of distribution within the respective Advisors or Wholesale channel:

	First Quarter 2007
		Wholesale
	Advisors	Third-Party	Legend	Total
	(in thousands)
Revenue	$56,807	12,968	14,241	$84,016
Expenses
Direct	39,340	16,951	9,478	65,769
Indirect	20,775	5,001	2,852	28,628
	60,115	21,952	12,330	94,397
Net Underwriting & Distribution	($3,308)	(8,984)	1,911	($10,381)

	First Quarter 2006
		Wholesale
	Advisors	Third-Party	Legend	Total
	(in thousands)
Revenue	$56,280	7,909	12,823	$77,012
Expenses
Direct	38,468	11,091	8,654	58,213
Indirect	19,866	3,832	2,843	26,541
	58,334	14,923	11,497	84,754
Net Underwriting & Distribution	($2,054)	(7,014)	1,326	($7,742)

The following table illustrates commissionable investment product sales by our financial advisors, including sales of our InvestEd portfolios.  Sales are shown gross of commissions and exclude sales by Legend retirement advisors, sales of money market funds, non-proprietary funds, insurance products, and mutual funds sold at net asset value for which we receive no commission.

	First Quarter	First Quarter	Variance
	2007	2006	Amount	Percentage
	(in millions, except percentage data)
Front-end load sales (Class A)	$407	472	(65)	-14%
Variable annuity products	74	63	11	17%
Front-load product total	481	535	(54)	-10%

Deferred-load sales (Class B & C)	38	56	(18)	-32%
Allocation products	19	13	6	46%
Total advisor sales	$538	604	(66)	-11%

Underwriting and distribution revenues earned in this year’s first quarter increased $7.0 million, or 9%, when compared with the first quarter of last year.  The increase in revenues was due to higher 12b-1 asset based service and distribution fees of $7.7 million as a result of an increase in average mutual fund assets under management.  Higher point of sale commissions, advisory fees and 12b-1 service fee revenues earned by Legend drove a $1.4 million revenue increase compared to last year as their assets under administration increased.  These quarter over quarter increases were offset by a decrease of $2.0 million related to underwriting revenue on front-load product sales sold in the Advisors channel.  In the first quarter of 2007, we introduced two new fee-based asset allocation products which may have contributed to the decline in front-load product sales.

Underwriting and distribution expenses increased by $9.6 million, or 11%, when compared with the first quarter of 2006.  A majority of this increase was attributed to higher direct expenses (12b-1 asset based service and distribution expenses, dealer compensation paid to third party distributors and wholesaler commissions) in the Wholesale channel of $6.7 million.  These increased costs were a result of higher sales volume and an increase in average Wholesale channel assets under management.  Indirect expenses contributed $2.1 million to the overall increase in expenses quarter over quarter.  The indirect expenses increase of $0.9 million in the Advisors channel was due to increased incentive compensation and sales and marketing costs in the channel.  The indirect expenses increase of $1.2 million in the Wholesale channel was driven by higher costs associated with developing our non-proprietary distribution outlets.

Shareholder Service Fees Revenue

Shareholder service fee revenues for the quarter from transfer agency fees, custodian fees from retirement plan accounts, and portfolio accounting and administration fees increased 3% over the first quarter of 2006 compared to a 9% increase in the number of accounts.  Effective September 1, 2006, our servicing contract with the Funds was renegotiated resulting in reduced fees received by us for servicing wholesale accounts. Historically our account growth has mirrored our growth in revenue; however, with this reduced fee structure for wholesale accounts, our future revenue growth will not necessarily be tied to overall account growth.  A portion of the fee reduction for wholesale accounts was offset by negotiating a networking fee reimbursement with the Funds for amounts paid to third party broker/dealers.

Compensation and Related Costs

In the first quarter of 2007, compensation and related costs decreased $2.0 million compared to the first quarter of 2006.  The first quarter of 2007 reflects lower incentive compensation accruals of $0.9 million, increased capitalization of software development activities of $0.5 million and lower share-based compensation of $0.5 million from non-employee advisor stock awards.  Non-employee stock awards are adjusted to market each period based on the fluctuation in our share price.  The first quarter of 2007 also includes an additional $1.4 million of amortization expense associated with our grant of nonvested stock on April 2, 2006.  During the first quarter of 2006 we incurred compensation charges of $1.9 million at ACF in response to a decline in investment performance and related loss of assets under management.  The first quarter of 2006 also included a credit of $0.5 million related to a cumulative change in accounting principle upon adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment, (revised 2004)”.

On April 2, 2007, we granted 833,976 shares of nonvested stock with a fair market value of $23.46 per share under the Company’s 1998 Stock Incentive Plan, as amended and restated.  The value of those shares, aggregating $19.6 million, will be amortized to expense over a four year vesting period.

General and Administrative Costs

General and administrative expenses decreased 2% to $10.1 million for the first quarter of 2007 compared to the first quarter in the prior year and related primarily to lower legal expenses and the effect of a networking fee reimbursement with the Funds for amounts paid to third party broker/dealers, effective September 1, 2006, as further described in the Shareholder Service Fee Revenues section above.

Subadvisory Fees

Subadvisory fees represent fees paid to other asset managers for providing advisory services for certain mutual fund portfolios.  These expenses reduce our operating margin since we pay out approximately half of our management fee revenue received from subadvised products.  The growth trend in the sales of our own managed products should help to improve our future operating margin.   Subadvisory expenses increased $2.7 million this quarter compared to last year’s first quarter.  Significant sales growth in our Wholesale channel, particularly sales of our subadvised specialty mutual fund products, has driven these increased expenses.  As this expense is a function of sales, redemptions and market action for subadvised assets, a continuation of the growth trend of these assets would likely result in future increases to subadvisory expenses.

Other Income and Expenses

Investment and Other Income, Interest Expense and Taxes

Investment and other income increased 10% from last year’s first quarter to $2.5 million for the first quarter of 2007, mainly due to higher earnings on cash balances.  The first quarter of 2006 included gains of $1.4 million related to sales of mutual funds in the available-for-sale and trading portfolios, as well as a $750 thousand write-down for an other-than-temporary decline in the fair value of a municipal bond investment.

Interest expense decreased 8% to $3.0 million compared to last year’s first quarter primarily due to refinancing our senior notes in January 2006 at a lower effective interest rate.

In this year’s first quarter, our effective tax rate was 36.6%, as compared to 36.5% for the first quarter of 2006.

Liquidity and Capital Resources

Our operations provide much of the cash necessary to fund our priorities, as follows:

•                  Finance internal growth

•                  Pay dividends

•                  Repurchase our common stock

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

Pay Dividends

We paid quarterly dividends on our common stock of $.15 per share during the quarter which resulted in financing cash outflows of $12.7 million.  The Board of Directors approved an increase in the quarterly dividend on our common stock to $.17 per share beginning with our first quarter 2007 dividend, payable on May 1, 2007.

Repurchase Our Common Stock

In the first quarter of 2007, we purchased 1.5 million of our shares.

Operating Cash Flows

Cash from operations is our primary source of funds and decreased $1.6 million this quarter compared to the first quarter of 2006.

We anticipate that the 2007 contribution to our Pension Plan will be made from cash generated from operations and will be in the range of $5.0 to $10.0 million.

Investing Cash Flows

Investing activities in the first quarter of 2007 consisted of our additions to property and equipment for the purchase of leasehold improvements and computer software, and capitalization of software development costs during the quarter. In the first quarter of 2006 proceeds from the sale or maturity of available-for-sale investment securities were partially offset by capital expenditures, mainly for data processing equipment, computer software and software development.

Financing Cash Flows

As noted previously, dividends and stock repurchases accounted for a majority of our financing cash outflows in the first quarter of 2007.  We did not repurchase any of our common stock in the first quarter of 2006.

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

In 2005, we entered into a three year revolving credit facility (the “Credit Facility”) with various lenders, which initially provides for borrowings of up to $200 million. Borrowings under the Credit Facility bear interest at various rates including adjusted LIBOR or an alternate base rate plus, in each case, an incremental margin based on the Company’s credit rating. The Credit Facility also provides for a facility fee on the daily aggregate amount of commitment under the revolving facility (whether or not utilized). The facility fee is also based on the Company’s credit rating level. The Credit Facility contains financial covenants with respect to leverage and interest coverage, both of which we were in compliance with through the first quarter of 2007. At March 31, 2007, there were no borrowings outstanding under the Credit Facility.

Future Capital Requirements

We expect significant uses of cash in 2007 to include expected dividend payments, interest payments on outstanding debt, share repurchases, payment of deferred commissions to our financial advisors and third parties, capital expenditures, pension funding and home office leasehold improvements and could include strategic acquisitions.  Management believes its available cash, marketable securities, and expected cash flow from operations will be sufficient to fund its operating and capital requirements for 2007.  We may continue to repurchase shares of our common stock from time to time, as management deems appropriate. Share repurchases should be financed by our available cash and investments and/or cash from operations.

Long-term capital requirements could include capital expenditures for enhancement of technology infrastructure and home office improvements, strategic acquisitions, payment of dividends, seed money for new products, payment of upfront fund commissions for Class B and Class C shares and repurchases of our common stock.

Critical Accounting Policies and Estimates

Management believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.  Due to the implementation of Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), we modified our critical accounting policy related to accounting for income taxes, which is listed below.  The Company’s other critical accounting policies and estimates are disclosed in the “Critical Accounting Policies and Estimates” section of our 2006 Form 10-K.

In June 2006, the Financial Accounting Standards Board issued FIN 48, to clarify certain aspects of accounting for uncertain tax positions.  FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax provision is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted FIN 48 on January 1, 2007.

Accounting for Income Taxes

Income tax expense is based on pre-tax financial accounting income, including adjustments made for the recognition or derecognition related to uncertain tax positions.  The recognition or derecognition of income tax expense related to uncertain tax positions is determined under the guidance as prescribed by FIN 48.  Deferred tax assets and liabilities are recognized for the future tax attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

Supplemental Information

	First	First
	Quarter	Quarter
	2007	2006	Change
Redemption rates - long term (annualized)
Advisors	9.8%	9.8%
Wholesale	21.0%	18.3%
Institutional	48.0%	22.7%
Total	18.4%	13.7%

Sales per advisor (000’s) (1)
Total	249	259	-3.9%
2+ Years (2)	367	395	-7.1%
0 to 2 Years (3)	76	71	7.0%

Gross production per advisor	16.1	15.9	1.3%

Number of financial advisors (1)	2,171	2,299	-5.6%
Average number of financial advisors (1)	2,174	2,338	-7.0%

Number of shareholder accounts (000’s)	2,969	2,733	8.6%

Number of shareholders	663,060	646,231	2.6%

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

Our future operating results are also dependent upon the level of our operating expenses, which are subject to fluctuation for the following or other reasons: variations in the level of compensation expense due to, among other things, performance-based bonuses, changes in our employee count and mix, and competitive factors; unanticipated costs that may be incurred to protect investor accounts and the goodwill of our clients; legal expenses; and disruptions of services, including those provided by third parties such as communications, power and the mutual fund transfer agent system.  In addition, our future operating results may also be impacted by our ability to incur additional debt, by adverse litigation and/or arbitration judgments or settlements, failure to retain key personnel and financial advisors, regulatory enforcement exams, actions or settlements and acts of terrorism and/or war.  The Company’s business is also subject to substantial governmental regulation, and changes in legal, regulatory, accounting, tax and compliance requirements may have a substantial effect on our operations and results, including, but not limited to, effects on costs we incur and effects on investor interest in mutual funds and investing in general or in particular classes of mutual funds or other investments.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

The Company has had no significant changes in its Quantitative and Qualitative Disclosures About Market Risk from that previously reported in the Company’s 2006 Form 10-K.

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

Item 1A.         Risk Factors

The Company has had no significant changes to its Risk Factors from those previously reported in the Company’s 2006
Form 10-K.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information about the shares of common stock we repurchased during the first quarter of 2007.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program
January 1 - January 31	600,186	$26.35	600,186	n/a (1)
February 1 - February 28	450,725	25.42	450,725	n/a (1)
March 1 - March 31	449,377	23.04	449,377	n/a (1)

Total	1,500,288	$25.08	1,500,288

(1)             On August 31, 1998, we announced that our Board of Directors approved a program to repurchase shares of our common stock on the open market.  Under the repurchase program, we are authorized to repurchase, in any seven-day period, the greater of (i) 3% of our outstanding common stock or (ii) $50 million of our common stock.  We may repurchase our common stock through the New York Stock Exchange, other national or regional market systems, electronic communication networks or alternative trading systems such as POSIT, during regular or after-hours trading sessions.  POSIT is an alternative trading system that uses passive pricing to anonymously match buy and sell orders.  To date, we have not used electronic communication networks or alternative trading systems to repurchase any of our common stock and do not intend to use such networks or systems in the foreseeable future. Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased.  During the first quarter of 2007, all stock repurchases were made pursuant to this repurchase program including 35,288 shares that were purchased in connection with funding employee income tax withholding obligations arising from the vesting of nonvested shares.

Item 6.	Exhibits
10.1

First Amendment to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as Amended and Restated. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 16, 2007 and incorporated herein by reference.

	31.1	Section 302 Certification of Chief Executive Officer
	31.2	Section 302 Certification of Chief Financial Officer
	32.1	Section 906 Certification of Chief Executive Officer
	32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 25th day of April 2007.

WADDELL & REED FINANCIAL, INC.

By:	/s/ Henry J. Herrmann
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Daniel P. Connealy
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Mark A. Schieber
Vice President and
Controller
(Principal Accounting Officer)