Form 10-Q
period 2007-06-30
WADDELL & REED FINANCIAL INC
filed 2007-07-24
CIK 1052100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer ☑	Accelerated Filer ☐	Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.

Shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Class	Outstanding as of July 20, 2007
Class A common stock, $.01 par value	83,846,125

WADDELL & REED FINANCIAL, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
Quarter Ended June 30, 2007

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	June 30,	December 31,
	2007	2006
	(unaudited)
Assets:
Cash and cash equivalents	$171,274	196,516
Investment securities	58,280	48,129
Receivables:
Funds and separate accounts	41,553	38,806
Customers and other	48,062	59,863
Deferred income taxes	1,054	2,923
Income taxes receivable	1,641	—
Prepaid expenses and other current assets	6,868	5,766

Total current assets	328,732	352,003

Property and equipment, net	48,948	50,875
Deferred sales commissions, net	26,463	20,462
Goodwill and identifiable intangible assets	228,432	228,432
Other assets	9,787	10,942
Total assets	$642,362	662,714

Liabilities:
Accounts payable	$15,022	16,415
Payable to investment companies for securities	69,391	75,607
Accrued compensation	30,617	32,994
Income taxes payable	—	14,804
Other current liabilities	43,021	44,710

Total current liabilities	158,051	184,530

Long-term debt	199,948	199,942
Accrued pension and post-retirement costs	16,021	12,663
Deferred income taxes	10,096	12,082
Other	13,173	8,797

Total liabilities	397,289	418,014

Commitments and contingencies (Note 9)

Stockholders’ equity :
Preferred stock—$1.00 par value: 5,000 shares authorized; none issued	—	—
Class A Common stock—$0.01 par value: 250,000 shares authorized; 99,701 shares issued; 83,797 shares outstanding (84,660 at December 31, 2006)	997	997
Additional paid-in capital	182,110	189,299
Retained earnings	418,340	388,422
Cost of 15,904 common shares in treasury (15,041 at December 31, 2006)	(352,260)	(327,966)
Accumulated other comprehensive loss	(4,114)	(6,052)
Total stockholders’ equity	245,073	244,700
Total liabilities and stockholders’ equity	$642,362	662,714

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited, in thousands, except for per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Revenues:
Investment management fees	$89,383	78,190	172,243	152,239
Underwriting and distribution fees	88,556	80,494	172,572	157,506
Shareholder service fees	23,347	22,627	45,970	44,636

Total revenues	201,286	181,311	390,785	354,381

Operating expenses:
Underwriting and distribution	99,528	91,545	193,925	176,299
Compensation and related costs (including share-based compensation of $6.4 million, $5.8 million, $11.3 million and $11.3 million, respectively)	28,312	27,076	55,244	56,018
General and administrative	11,840	64,982	21,923	75,227
Subadvisory fees	10,638	7,599	19,853	14,147
Depreciation	3,062	2,956	6,105	5,810
Goodwill impairment	—	20,000	—	20,000

Total	153,380	214,158	297,050	347,501

Operating income (loss)	47,906	(32,847)	93,735	6,880
Investment and other income	2,609	2,144	5,089	4,407
Interest expense	(2,982)	(2,984)	(5,966)	(6,238)

Income (loss) before provision for income taxes	47,533	(33,687)	92,858	5,049
Provision for income taxes	17,827	(665)	34,425	13,479

Net income (loss)	$29,706	(33,022)	58,433	(8,430)

Net income (loss) per share:
Basic	$0.37	(0.40)	0.72	(0.10)
Diluted	$0.36	(0.40)	0.71	(0.10)

Weighted average shares outstanding:
Basic	80,559	81,570	80,653	81,388
Diluted	82,323	81,570	82,561	81,388

Dividends declared per common share	$0.17	0.15	0.34	0.30

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2007	2006	2007	2006
Net income (loss)	$29,706	(33,022)	58,433	(8,430)

Other comprehensive income:

Available-for-sale investments:
Net unrealized appreciation (depreciation) of investments during the period, net of income taxes of $873, $(145), $1,150 and $300, respectively	1,533	(247)	2,029	511

Derivatives:
Net unrealized loss on derivatives during the period, net of income taxes of $0, $0, $0 and $(174), respectively	—	—	—	(297)

Reclassification adjustment for amounts included in net income, net of income taxes of $(21), $(21), $(40) and $(127), respectively	(36)	(36)	(73)	(215)

Comprehensive income (loss)	$31,203	(33,305)	60,389	(8,431)

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of  Stockholders' Equity

For the Six Months Ended June 30, 2007

(Unaudited, in thousands)

						Accumulated
			Additional			other	Total
	Common stock		paid-in	Retained	Treasury	comprehensive	stockholders'
	Shares	Amount	capital	earnings	stock	income (loss)	equity
Balance at December 31, 2006	99,701	$997	189,299	388,422	(327,966)	(6,052)	244,700

Net income	—	—	—	58,433	—	—	58,433
Recognition of equity compensation	—	—	11,264	—	—	—	11,264
Issuance of nonvested shares and other	—	—	(18,842)	—	18,842	—	—
Dividends accrued	—	—	—	(28,515)	—	—	(28,515)
Exercise of stock options	—	—	(1,243)	—	4,093	—	2,850
Excess tax benefits from share-based payment arrangements	—	—	1,632	—	—	—	1,632
Other stock transactions	—	—	—	—	(5,420)	—	(5,420)
Repurchase of common stock	—	—	—	—	(41,809)	—	(41,809)
Unrealized gain on available for sale investment securities	—	—	—	—	—	2,029	2,029
Reclassification for amounts included in net income	—	—	—	—	—	(73)	(73)
Pension and postretirement plan adjustment	—	—	—	—	—	(18)	(18)

Balance at June 30, 2007	99,701	$997	182,110	418,340	(352,260)	(4,114)	245,073

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the six months
	ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$58,433	(8,430)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,133	5,965
Share-based compensation	11,264	11,292
Excess tax benefits from share-based payment arrangements	(1,632)	(539)
Gain on sale of available-for-sale investment securities	—	(1,040)
Net purchases and sales of trading securities	(649)	(838)
Unrealized gain on trading securities	(678)	(157)
Goodwill impairment	—	20,000
Write down of investment securities	—	750
Loss on sale and retirement of property and equipment	113	111
Capital gains and dividends reinvested	(131)	(99)
Deferred income taxes	(1,245)	2,181
Changes in assets and liabilities:
Receivables from funds and separate accounts	(2,747)	(1,451)
Other receivables	11,801	14,972
Other assets	(5,949)	(5,429)
Accounts payable	(7,608)	(8,391)
Other liabilities	(12,692)	30,610

Net cash provided by operating activities	$54,413	59,507

Cash flows from investing activities:
Purchases of available-for-sale investment securities	(5,650)	(2,200)
Proceeds from sales of available-for-sale investment securities	—	3,524
Proceeds from maturities of available-for-sale investment securities	—	59
Additions to property and equipment	(4,290)	(4,598)

Net cash used in investing activities	$(9,940)	(3,215)

Cash flows from financing activities:
Proceeds from long term debt and interest rate swap termination	—	199,862
Repayment of long term debt	—	(200,000)
Dividends paid	(26,968)	(25,291)
Repurchase of common stock	(41,809)	—
Exercise of stock options	2,850	1,098
Excess tax benefits from share-based payment arrangements	1,632	539
Other stock transactions	(5,420)	(4,673)

Net cash used in financing activities	$(69,715)	(28,465)

Net increase (decrease) in cash and cash equivalents	(25,242)	27,827

Cash and cash equivalents at beginning of period	196,516	162,775

Cash and cash equivalents at end of period	$171,274	190,602

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

The accompanying unaudited consolidated financial statements have been prepared consistently with the accounting policies described in Note 2 to the consolidated financial statements included in our 2006 Form 10-K, which include the following: use of estimates, cash and cash equivalents, disclosures about fair value of financial instruments, investment securities and investments in affiliated mutual funds, property and equipment, software developed for internal use, goodwill and intangible assets, deferred sales commissions, revenue recognition, advertising and promotion, share-based compensation and derivatives and hedging activities.  Due to the implementation of Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), we modified our accounting policy related to accounting for income taxes, which is listed below.  In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only a normal and recurring nature) necessary to present fairly our financial position at June 30, 2007 and December 31, 2006, the results of operations for the three months and six months ended June 30, 2007 and 2006 and cash flows for the six months ended June 30, 2007 and 2006 in conformity with accounting principles generally accepted in the United States.

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

2.              Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and short-term investments.  We consider all highly liquid investments with original or remaining maturities of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents at June 30, 2007 and December 31, 2006 include amounts of $39.6 million and $32.6 million, respectively, for the benefit of customers segregated in compliance with federal and other regulations.  Substantially all cash balances are in excess of federal deposit insurance limits.

3.     Investment Securities

Investment securities are as follows:

	Fair Value
	June 30,	December 31,
	2007	2006
	(in thousands)
Available-for-sale securities:
Affiliated mutual funds	$38,607	29,716
Municipal bonds	7,151	7,184
Mortgage-backed securities	12	13
	45,770	36,913

Trading securities:
Affiliated mutual funds	11,609	10,196
Municipal bonds	509	510
Corporate bonds	227	340
Mortgage-backed securities	119	124
Common stock	46	46
	12,510	11,216

Total investment securities	$58,280	48,129

Certain information related to our available-for-sale securities is as follows:

	June 30,	December 31,
	2007	2006
	(in thousands)

Cost	$35,161	29,483
Gross unrealized gains	10,627	7,546
Gross unrealized losses	(18)	(116)

Fair value	$45,770	36,913

Purchases and sales of trading securities during the six months ended June 30, 2007 were $1.0 million and $359 thousand, respectively.

In the first quarter of 2006, the Company recorded a $750 thousand write-down for other-than-temporary impairment of a municipal bond classified as available-for-sale.  In the third quarter of 2006, the Company sold the same bond and realized a gain on the sale (after the first quarter write-down) of $183 thousand.

4.     Stockholders’ Equity

Earnings per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)

Net income (loss), as reported	$29,706	(33,022)	58,433	(8,430)

Weighted average shares outstanding - basic	80,559	81,570	80,653	81,388
Dilutive potential shares from stock options and certain nonvested stock awards	1,764	—	1,908	—
Weighted average shares outstanding - diluted	82,323	81,570	82,561	81,388

Earnings (loss) per share
Basic	$0.37	(0.40)	0.72	(0.10)
Diluted	$0.36	(0.40)	0.71	(0.10)

Anti-dilutive Securities

Options to purchase 2.73 million shares of common stock were excluded from the dilutive earnings per share calculation for the three and six months ended June 30, 2007, because they were anti-dilutive.  There were no anti-dilutive shares of nonvested stock for the three and six months ended June 30, 2007.  Diluted loss per share is the same as basic loss per share for the three and six month periods ended June 30, 2006 as the impact of stock options and nonvested stock would have been anti-dilutive.  Had the Company generated net income for the three and six months ended June 30, 2006, the number of diluted shares outstanding would have been 83,155 thousand shares and 83,043 thousand shares, respectively.

Dividends

On April 11, 2007, the Board of Directors (the “Board”) approved a dividend on our Class A common stock (“common stock”) in the amount of $0.17 per share to stockholders of record as of July 9, 2007 to be paid on August 1, 2007.  The total dividend to be paid is approximately $14.2 million.

Common Stock Repurchases

The Board has authorized the repurchase of our common stock in the open market and/or private purchases. Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased.  The acquired shares may be used for corporate purposes, including shares issued to employees in our stock-based compensation programs.  There were 205,000 shares and 1,670,000 shares repurchased in the open market for the three and six months ended June 30, 2007.  No shares were repurchased during the three and six months ended June 30, 2006.

5.     Share-Based Compensation

On April 2, 2007, we granted 833,976 shares of nonvested stock with a fair value of $23.46 per share under the Company’s 1998 Stock Incentive Plan, as amended and restated. The fair value of those shares at April 2, 2007, aggregating $19.6 million, will be amortized to expense over the four year vesting period.

6.     Goodwill and Identifiable Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the tangible assets and identifiable intangible assets of an acquired business.  At June 30, 2007 and December 31, 2006, gross goodwill was $212.0 million and accumulated amortization was $38.6 million.  Our goodwill is not deductible for tax purposes.

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

Based on our annual review of goodwill in the second quarter of fiscal 2006, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we recorded an impairment charge of $20.0 million related to our subsidiary, Austin Calvert & Flavin (“ACF”).  The goodwill impairment was not deductible for income tax purposes and as a result, no tax benefit was recognized for the goodwill impairment charge. ACF’s remaining unamortized goodwill balance at June 30, 2007 and 2006 was $7.2 million.

Identifiable Intangible Assets

Identifiable intangible assets (all considered indefinite lived) are summarized as follows:

	June 30,	December 31,
	2007	2006
	(in thousands)
Unamortized intangible assets:
Mutual fund management advisory contracts.	$38,699	38,699
Mutual fund subadvisory management contracts.	16,300	16,300
Total	$54,999	54,999

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

As of January 1, 2007, the Company had unrecognized tax benefits, including penalties and interest, of $5.1 million ($3.5 million net of federal benefit) that if recognized, would impact the Company’s effective tax rate.  As of June 30, 2007 the Company had unrecognized tax benefits, including penalties and interest, of $7.0 million ($4.8 million net of federal benefit) that if recognized, would impact the Company’s effective tax rate. The unrecognized tax benefits that are not expected to be settled within the next 12 months are included in other liabilities in the accompanying consolidated balance sheet; unrecognized tax benefits that are expected to be settled within the next 12 months are included in income taxes payable.  The Company had no cumulative effect of adopting FIN 48, and therefore, no adjustment was recorded to retained earnings upon such adoption.

The Company’s historical accounting policy with respect to interest and penalties related to tax uncertainties has been to classify these amounts as income taxes, and the Company continued this classification upon the adoption of FIN 48.  As of January 1, 2007, the total amount of accrued interest and penalties related to uncertain tax positions recognized in the consolidated balance sheet was $1.9 million ($1.3 million net of federal benefit).  The total amount of penalties and interest, net of federal benefit, related to tax uncertainties recognized in the statement of income for the six month period ended June 30, 2007 was $416 thousand.  The total amount of accrued penalties and interest related to uncertain tax positions at June 30, 2007 of $2.4 million ($1.8 million net of federal benefit) is included in the total unrecognized tax benefits described above.

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

The Company is currently being audited in four state jurisdictions.  It is reasonably possible that the Company will settle the audits in all four jurisdictions within the next 12-month period.  It is estimated that the Company’s FIN 48 liability could decrease by approximately $2.4 million to $3.0 million ($1.4 million to $2.0 million net of federal benefit) upon settlement of these audits.  Such settlements are not anticipated to have a significant impact on the reported income.

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

The following table presents the components of net periodic pension and other postretirement costs related to these plans.

			Other				Other
			Postretirement				Postretirement
	Pension Benefits		Benefits		Pension Benefits		Benefits
	Three months ended		Three months ended		Six months ended		Six months ended
	June 30,		June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
	(in thousands)				(in thousands)
Components of net periodic benefit cost:
Service cost	$1,489	1,238	73	75	2,859	2,723	146	150
Interest cost	1,448	1,158	61	52	2,745	2,374	122	104
Expected return on plan assets	(1,651)	(1,405)	—	—	(3,221)	(2,811)	—	—
Actuarial loss (gain) amortization	295	163	(9)	(9)	404	417	(19)	(19)
Prior service costs amortization	109	109	9	5	218	218	19	12
Transition obligation amortization	2	1	—	—	3	3	—	—
Total	$1,692	1,264	134	123	3,008	2,924	268	247

We anticipate that our contribution to the Pension Plan for 2007 will range from $5.0 to $10.0 million.  During the six month period ended June 30, 2007 we did not make a contribution to the Pension Plan.

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

Overview

Our earnings and cash flows are heavily dependent on financial market conditions.  Significant increases or decreases in the various securities markets, particularly United States equity markets, can have a material impact on our results of operations, financial condition and cash flows.  We derive our revenues primarily from providing investment management, investment product underwriting and distribution, and shareholder services administration to the Funds and institutional and separately managed accounts.  Investment management fees, a substantial source of our revenues, are based on the amount of average assets under management and are affected by sales levels, financial market conditions, redemptions and the composition of assets.  Underwriting and distribution revenues, another substantial source of revenues, consist of commissions derived from sales of investment and insurance products, Rule 12b-1 asset-based service and distribution fees, distribution fees on certain variable products, fees earned on fee-based asset allocation products, and related advisory services.  The products sold have various commission structures and the revenues received from product sales vary based on the type and amount sold.  We operate our business through three distinct channels.  Our retail products are distributed through our sales force of registered financial advisors (the “Advisors channel”) or through third-parties such as other broker/dealers, registered investment advisors (including the retirement advisors of the Legend group of subsidiaries (“Legend”)) and various retirement platforms (together with Legend, the “Wholesale channel”).  We also market our investment advisory services to institutional investors, either directly or through consultants (the “Institutional channel”).

Recent Accounting Developments

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of SFAS No. 115,” (“SFAS No. 159”), which provides companies with an option to report select financial assets and liabilities at fair value.  This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective as of the beginning of the 2008 fiscal year.  We are in the process of evaluating the impact that adoption of SFAS No. 159 will have on our results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  This statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements.  SFAS No. 157 is effective as of the beginning of the 2008 fiscal year.  We are in the process of evaluating the impact that adoption of SFAS No. 157 will have on our results of operations and financial condition.

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

Second Quarter Highlights

Highlights for the current quarter:

•                  Overall gross sales increased 21% to $2.7 billion compared to the second quarter of 2006, driven by sales in our Wholesale channel.

•                  Total assets under management increased $9.0 billion compared to the second quarter of 2006, due to a combination of organic growth and market action.

•                  Shareholder accounts exceeded 3.0 million at quarter-end.

•                  Sales of fee-based allocation products increased significantly during the quarter, to $172 million, primarily driven by modified products introduced in April 2007.

•                  Our effective tax rate increased to 37.5% as a result of new state tax legislation passed during the quarter.

Additionally, we repurchased 205,000 shares of our Class A common stock (the “common stock”) in the open market during the quarter.

Results of Operations — Three and Six Months Ended June 30, 2007 as Compared with Three and Six Months Ended June 30, 2006

Net Income

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)

Net Income	$29,706	(33,022)	58,433	(8,430)
Earnings per share:
Basic	$0.37	(0.40)	0.72	(0.10)
Diluted	$0.36	(0.40)	0.71	(0.10)

Net income for the second quarter of 2007 was $29.7 million, or $0.36 per diluted share, compared to a net loss of $33.0 million, or $0.40 per diluted share, for the same period in 2006. Net income for the six months ended June 30, 2007 was $58.4 million, or $0.71 per diluted share, compared to a net loss of $8.4 million, or $0.10 per diluted share, for the same period in 2006.   The net losses in 2006 were primarily attributable to our settlement with the SEC, the New York Attorney General and the Kansas Securities Commission regarding market timing allegations that resulted in a charge of $55 million, $12 million of which represented non-deductible penalties.  In addition, effective October 1, 2006, we instituted an annual $5.0 million investment management fee waiver pursuant to the New York Attorney General settlement by adjusting management fee rates on certain funds.  Net losses in 2006 were also impacted by a non-deductible goodwill impairment charge of $20 million related to our subsidiary, Austin, Calvert & Flavin, Inc. (“ACF”) based on the negative impact of the continued decline in ACF’s assets under management and diminished involvement of ACF’s investment staff in mutual fund advisory responsibilities.

The following series of tables, including Average Assets Under Management and Changes in Assets Under Management, provide data that should be helpful in understanding the Company’s business and should be referred to while reading the discussions that follow the tables.

Average Assets Under Management

The following tables provide information regarding the composition of our average assets under management by asset class and distribution channel.

	Second Quarter 2007
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$26,633	12,786	6,908	$46,327
Fixed Income	4,119	366	601	5,086
Money Market	977	55	—	1,032
Total	$31,729	13,207	7,509	$52,445

	Second Quarter 2006
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$23,870	8,271	7,147	$39,288
Fixed Income	3,855	334	614	4,803
Money Market	735	63	—	798
Total	$28,460	8,668	7,761	$44,889

	Year to Date 2007
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$25,924	11,844	6,975	$44,743
Fixed Income	4,080	365	616	5,061
Money Market	958	59	—	1,017
Total	$30,962	12,268	7,591	$50,821

	Year to Date 2006
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$23,719	7,723	7,269	$38,711
Fixed Income	3,867	338	614	4,819
Money Market	724	59	—	783
Total	$28,310	8,120	7,883	$44,313

Change in Assets Under Management

The following tables summarize changes in our assets under management by distribution channel.  All sales are net of commissions.  The activity includes all activity of the Funds and institutional and separate accounts, including money market funds and transactions at net asset value accounts for which we receive no commissions.

	Second Quarter 2007
	Advisors	Wholesale	Institutional	Total
	(in millions)

Beginning Assets	$30,427	11,996	7,315	$49,738

Sales (net of commissions)	866	1,703	137	2,706
Redemptions	(1,027)	(635)	(319)	(1,981)
Net Sales	(161)	1,068	(182)	725

Net Exchanges	(46)	45	—	(1)
Reinvested Dividends & Capital
Gains	108	35	28	171
Net Flows	(99)	1,148	(154)	895

Market Appreciation	1,825	1,103	403	3,331
Ending Assets	$32,153	14,247	7,564	$53,964

	Second Quarter 2006
	Advisors	Wholesale	Institutional	Total
	(in millions)

Beginning Assets	$28,630	8,227	7,995	$44,852

Sales (net of commissions)	847	1,175	222	2,244
Redemptions	(810)	(505)	(369)	(1,684)
Net Sales	37	670	(147)	560

Net Exchanges	(40)	38	—	(2)
Reinvested Dividends & Capital
Gains	112	25	30	167
Net Flows	109	733	(117)	725

Market Depreciation	(378)	(8)	(190)	(576)
Ending Assets	$28,361	8,952	7,688	$45,001

	Year to Date 2007
	Advisors	Wholesale	Institutional	Total
	(in millions)

Beginning Assets	$29,905	10,819	7,677	$48,401

Sales (net of commissions)	1,649	3,003	490	5,142
Redemptions	(1,942)	(1,231)	(1,218)	(4,391)
Net Sales	(293)	1,772	(728)	751

Net Exchanges	(85)	82	—	(3)
Reinvested Dividends & Capital
Gains	173	47	56	276
Net Flows	(205)	1,901	(672)	1,024

Market Appreciation	2,453	1,527	559	4,539
Ending Assets	$32,153	14,247	7,564	$53,964

	Year to Date 2006
	Advisors	Wholesale	Institutional	Total
	(in millions)

Beginning Assets	$27,188	6,729	7,946	$41,863

Sales (net of commissions)	1,690	2,326	394	4,410
Redemptions	(1,659)	(853)	(819)	(3,331)
Net Sales	31	1,473	(425)	1,079

Net Exchanges	(104)	99	—	(5)
Reinvested Dividends & Capital
Gains	160	35	59	254
Net Flows	87	1,607	(366)	1,328

Market Appreciation	1,086	617	107	1,810
Ending Assets	$28,361	8,953	7,687	$45,001

Total Revenues

Total revenues increased 11% to $201.2 million and 10% to $390.8 million for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006.  Increases in both periods can be attributed to growth in average assets under management of 17% and 15% for the three and six months ended June 30, 2007, respectively, and an increase in gross sales of 21% and 17% for the three and six months ended June 30, 2007, respectively, compared to the same periods in the prior year.

	Three months ended
	June 30,	June 30,	Variance
	2007	2006	Percentage
	(in thousands, except percentage data)

Investment management fees	$89,383	78,190	14%
Underwriting and distribution fees	88,556	80,494	10%
Shareholder service fees	23,347	22,627	3%
Total revenues	$201,286	181,311	11%

	Six months ended
	June 30,	June 30,	Variance
	2007	2006	Percentage
	(in thousands, except percentage data)

Investment management fees	$172,243	152,239	13%
Underwriting and distribution fees	172,572	157,506	10%
Shareholder service fees	45,970	44,636	3%
Total revenues	$390,785	354,381	10%

Investment Management Fee Revenues

Investment management fee revenues are earned for providing investment advisory services to the Funds and to institutional and separate accounts.  Investment management fee revenues increased $11.2 million, or 14%, from last year’s second quarter and $20.0 million, or 13%, for the six month period ended June 30, 2007 compared to the same period in the prior year.

Revenues from investment management services provided to our retail mutual funds, which are distributed through the Advisors and Wholesale channels, were $79.8 million for the quarter ended June 30, 2007.  Revenues increased $12.5 million, or 19%, compared to the second quarter of 2006, while the related retail average assets increased 21% to $44.9 billion.  For the six months ended June 30, 2007, revenues from investment management services provided to our retail mutual funds increased $21.5 million, or 16%, to $152.6 million compared to the first six months of 2006, while the related retail average assets increased 19% to $43.2 billion.  Investment management fee revenues increased less than the related retail average assets due to the decrease to management fee rates on certain funds, effective October 1, 2006, in compliance with our settlement with the New York Attorney General.  This decrease in management fee rates will reduce management fees by approximately $5.0 million annually.  Retail sales in the second quarter of 2007 were $2.6 billion, a 27% increase over sales in the second quarter of 2006 and were $4.7 billion for the six months ended June 30, 2007, a 16% increase over the same period in 2006.

Institutional and separate account revenues were $9.6 million for the quarter ended June 30, 2007, representing a decrease of $1.3 million, or 12%, from last year’s second quarter.  The decrease was primarily due to a management fee rate decrease on certain institutional accounts.  Year-to-date institutional and separate account revenues decreased 7% to $19.6 million in 2007 compared to the same period in 2006 primarily due to a reduction in management fee revenues of $900 thousand earned by ACF based on a decline in average assets of 35% over the same period.

Gross sales of subadvised funds were $947 million for the three months ended June 30, 2007 compared to $751 million for the second quarter of 2006 and remained level at $1.6 billion for both the six months ended June 30, 2007 and June 30, 2006.

The long-term redemption rate (which excludes money market fund redemptions) in the Advisors channel was 10.0% in this year’s second quarter and 9.9% year-to-date, compared to 8.9% in the second quarter of 2006 and 9.4% for the first six months of 2006.  In the Wholesale channel, long-term redemption rates were lower in this year’s second quarter, at 18.8%, compared to 23.1% in the second quarter last year due to growth in average assets under management, which was higher than the dollar value increase in redemptions.  For the six months ended June 30, 2007, the Wholesale channel’s long-term redemption rates also decreased to 19.8% compared to 20.8% for the comparable period in 2006.  We expect the Advisors channel long-term redemption rate to remain lower than that of the Wholesale channel due to the personal and customized manner in which our financial advisors provide service to clients.  The long-term redemption rate for our Institutional channel decreased to 17.0% for the second quarter of 2007 compared to 19.1% for the second quarter of 2006, and increased from 21.0% to 32.4% for the six month period ended June 30, 2007 compared to the same period in 2006.  The higher redemption rate for the six months ended June 30, 2007, which is based on total redemptions for the period of $1.2 billion in this channel, reflected redemptions across multiple investment disciplines, including large cap growth, small cap growth, core equity and international growth. During July 2007, we were notified that a large state pension and retirement fund intended to withdraw over $300 million from our institutional large-cap core strategy. The redemption is a result of this fund’s desire to shift more assets to indexed funds. ACF’s redemptions were $136 million for the first six months of 2007 compared to $426 million for the same period in 2006.

Underwriting and Distribution Fee Revenues and Expenses

The following tables illustrate our underwriting and distribution fee revenues and expenses segregated by the method of distribution within the respective Advisors or Wholesale channel:

	Second Quarter 2007
		Wholesale
	Advisors	Third-Party	Legend	Total
	(in thousands)

Revenue	$57,839	15,609	15,108	$88,556
Expenses
Direct	40,173	20,025	10,165	70,363
Indirect	20,057	6,158	2,950	29,165
	60,230	26,183	13,115	99,528
Net Underwriting & Distribution	($2,391)	(10,574)	1,993	($10,972)

	Second Quarter 2006
		Wholesale
	Advisors	Third-Party	Legend	Total
	(in thousands)

Revenue	$57,724	9,468	13,302	$80,494
Expenses
Direct	40,736	12,708	8,992	62,436
Indirect	21,523	4,917	2,669	29,109
	62,259	17,625	11,661	91,545
Net Underwriting & Distribution	($4,535)	(8,157)	1,641	($11,051)

	Year to Date 2007
		Wholesale
	Advisors	Third-Party	Legend	Total
	(in thousands)

Revenue	$114,646	28,577	29,349	$172,572
Expenses
Direct	79,513	36,976	19,643	136,132
Indirect	40,832	11,159	5,802	57,793
	120,345	48,135	25,445	193,925
Net Underwriting & Distribution	($5,699)	(19,558)	3,904	($21,353)

	Year to Date 2006
		Wholesale
	Advisors	Third-Party	Legend	Total
	(in thousands)

Revenue	$114,004	17,377	26,125	$157,506
Expenses
Direct	79,204	23,799	17,646	120,649
Indirect	41,389	8,749	5,512	55,650
	120,593	32,548	23,158	176,299
Net Underwriting & Distribution	($6,589)	(15,171)	2,967	($18,793)

The following table illustrates commissionable investment product sales by our financial advisors, including sales of our InvestEd portfolios.  Sales are shown gross of commissions and exclude sales by Legend retirement advisors, sales of money market funds, non-proprietary funds, insurance products, and mutual funds sold at net asset value for which we receive no commission.

	Second	Second
	Quarter	Quarter	Variance
	2007	2006	Amount	Percentage
	(in millions, except percentage data)

Front-end load sales	$350	464	(114)	-25%
Variable annuity products	103	84	19	23%
Front-load product total	453	548	(95)	-17%

Deferred-load sales	36	51	(15)	-29%
Fee-based allocation products	172	16	156	975%
Total advisor sales	$661	615	46	7%

	Year to Date	Year to Date	Variance
	2007	2006	Amount	Percentage
	(in millions, except percentage data)

Front-end load sales	$757	936	(179)	-19%
Variable annuity products	177	147	30	20%
Front-load product total	934	1,083	(149)	-14%

Deferred-load sales	74	107	(33)	-31%
Fee-based allocation products	201	29	172	593%
Total advisor sales	$1,209	1,219	(10)	-1%

Underwriting and distribution revenues earned in this year’s second quarter increased $8.1 million, or 10%, compared with the second quarter of last year.  The increase in revenues was due to higher 12b-1 asset based service and distribution fees of $8.1 million as a result of an increase in average mutual fund assets under management.  Higher advisory fees and 12b-1 service fee revenues earned by Legend drove a $1.8 million revenue increase compared to last year as their assets under administration increased.  These quarter over quarter increases were offset by an overall decrease of $2.3 million related to revenue on front-load product sales sold in the Advisors channel, although variable annuity revenues increased $1.4 million quarter over quarter.  In April 2007, we introduced modified fee-based asset allocation products that contributed to the decline in front-load product sales.  Sales of these fee-based allocation products were $172 million for the quarter.  While we expect this shift from front-load to fee-based sales to put some short-term pressure on both the underwriting and distribution margin and the operating margin in the Advisors channel, the asset-based fee structure has better long-term margin characteristics.

Underwriting and distribution revenues earned for the six months ended June 30, 2007 increased $15.1 million, or 10%, compared with the same period in the prior year.  The increase in revenues was due to higher 12b-1 asset based service and distribution fees of $15.7 million as a result of an increase in average mutual fund assets under management.  Higher advisory fees, point of sale commissions and 12b-1 service fee revenues earned by Legend drove a $3.2 million revenue increase compared to last year as their assets under administration increased.  These increases were offset by an overall decrease of $4.3 million related to revenue on front-load product sales sold in the Advisors channel, which included a $2.4 million increase of variable annuity sales.

Underwriting and distribution expenses increased by $8.0 million, or 9%, when compared with the second quarter of 2006.  A majority of this increase was attributed to higher direct expenses (12b-1 asset based service and distribution expenses, dealer compensation paid to third party distributors and wholesaler commissions) in the Wholesale channel of $8.5 million.  These increased costs were a result of higher sales volume and an increase in average Wholesale channel assets under management.  Indirect expenses remained unchanged quarter over quarter.  The indirect expenses decrease of $1.4 million in the Advisors channel was due to lower group health costs, and to a lesser extent, lower compensation and sales meeting costs.  The indirect expenses increase of $1.5 million in the Wholesale channel was driven by higher marketing, business travel and compensation costs.

Underwriting and distribution expenses for the six months ended June 30, 2007 increased by $17.6 million, or 10%, when compared with the same period in 2006.  A majority of this increase was attributed to higher direct expenses (12b-1 asset based service and distribution expenses, dealer compensation paid to third party distributors and wholesaler commissions) in the Wholesale channel of $15.2 million.  These increased costs were a result of higher sales volume and an increase in average Wholesale channel assets under management.  Indirect expenses contributed $2.1 million to the overall increase in expenses for the six months ended June 30, 2007 compared to the prior year.  The indirect expenses increase of $2.7 million in the Wholesale channel was due to higher costs for marketing, business travel and compensation.  The indirect expenses decrease of $0.6 million in the Advisors channel was due to lower group health costs, offset by increased compensation costs in the channel.

Shareholder Service Fees Revenue

Shareholder service fee revenues for the quarter from transfer agency fees, custodian fees from retirement plan accounts, and portfolio accounting and administration fees increased 3% over the second quarter of 2006 compared to an 8% increase in the average number of accounts.  For the six months ended June 30, 2007, shareholder service fee revenues increased 3% over the same period in the prior year compared to a 9% increase in the average number of accounts.  Effective September 1, 2006, our servicing contract with the Funds was renegotiated resulting in reduced fees received by us for servicing wholesale accounts. Historically our account growth has mirrored our growth in revenue; however, with this reduced fee structure for wholesale accounts, our future revenue growth will not necessarily be tied to overall account growth.  A portion of the fee reduction for wholesale accounts was offset by negotiating a networking fee reimbursement with the Funds for amounts paid to third party broker/dealers.

Compensation and Related Costs

On April 2, 2007, we granted 833,976 shares of nonvested stock with a fair value of $23.46 per share under the Company’s 1998 Stock Incentive Plan, as amended and restated.  The value of those shares, aggregating $19.6 million, will be amortized to expense over a four year vesting period.

In the second quarter of 2007, compensation and related costs increased $1.2 million compared to the second quarter of 2006.  The second quarter of 2007 reflects higher salaries, wages and related payroll taxes of $800 thousand based on increased headcount, higher incentive compensation accruals of $400 thousand and higher pension costs of $400 thousand based on finalized census data which reflected higher than expected salary increases, offset by lower group insurance costs due to favorable experience in claims activity.  Share-based compensation increased $600 thousand quarter over quarter, primarily due to nonvested stock grants in December 2006 and April 2007 and higher share-based compensation from non-employee advisor stock awards.  Non-employee stock awards are adjusted to market each period based on the fluctuation in our share price.

Compensation and related costs for the six months ended June 30, 2007 decreased $800 thousand compared to the same period in 2006.  The first six months of 2007 reflects lower group insurance costs of $800 thousand due to favorable experience in claims activity, increased capitalization of software development activities of $500 thousand, and lower incentive compensation accruals of $500 thousand, offset by higher salaries, wages and related payroll taxes of $1.0 million based on increased headcount.  Share-based compensation for the two periods was unchanged; however, 2007 included share-based compensation charges for nonvested stock grants in December 2006 and April 2007, while 2006 included share-based compensation charges of $1.5 million at ACF for employee separation costs in response to a decline in investment performance and related loss of assets under management and a credit of $0.5 million related to a cumulative change in accounting principle upon adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment, (revised 2004)”.

General and Administrative Costs

General and administrative expenses decreased to $11.8 million for the second quarter of 2007 compared to $65.0 million for the second quarter in the prior year and decreased to $21.9 million for the six months ended June 30, 2007 compared to $75.2 million for the same period in 2006.  The second quarter of 2006 included a $55.0 million charge for the settlement with the SEC and state regulators.  Excluding this charge, general and administrative expenses increased $1.8 million for the quarter compared to the prior year and increased $1.7 million for the six months ended June 30, 2007 compared to the prior year.  The increase for the second quarter compared to the prior year is primarily due to increased fund related compliance and reporting expenses associated with the New York Attorney General settlement.  The increase for the six month period ended June 30, 2007 compared to the prior year is due to increased fund related compliance and reporting expenses, offset by lower legal expenses and the effect of a networking fee reimbursement with the Funds for amounts paid to third party broker/dealers, effective September 1, 2006, as further described in the Shareholder Service Fee Revenues section above.

Subadvisory Fees

Subadvisory fees represent fees paid to other asset managers for providing advisory services for certain mutual fund portfolios.  These expenses reduce our operating margin since we pay out approximately half of our management fee revenue received from subadvised products.  The growth trend in the sales of our own managed products should help to improve our future operating margin.   Subadvisory expenses increased $3.0 million this quarter compared to last year’s second quarter.  For the six months ended June 30, 2007, subadvisory expenses increased $5.7 million compared to the same period in the prior year.  Significant sales growth in our Wholesale channel, particularly sales of our subadvised specialty mutual fund products, has driven these increased expenses.  As this expense is a function of sales, redemptions and market action for subadvised assets, a continuation of the growth trend of these assets would likely result in future increases to subadvisory expenses.

Other Income and Expenses

Investment and Other Income, Interest Expense and Taxes

Investment and other income increased 22% from last year’s second quarter to $2.6 million for the second quarter of 2007 primarily due to higher gains of $564 thousand from mutual funds in the trading portfolio and increased interest earned on cash balances of $337 thousand in the current year’s second quarter, offset by interest earned on tax refunds of $278 thousand in 2006.  For the six months ended June 30, 2007, investment and other income increased 15% to $5.1 million compared to the same period in the prior year.  Interest earned on cash balances of $616 thousand in the first six months of 2007 and higher earnings of $437 thousand from mutual funds in the trading portfolio compared to 2006, as well as a $750 thousand write-down for an other-than-temporary decline in the fair value of a municipal bond investment in 2006 were offset by gains from the sale of available-for-sale securities of $1.0 million in 2006 and interest earned on tax refunds of $278 thousand in 2006.

Interest expense was $3.0 million for the second quarter of both 2007 and 2006.  Interest expense for the six months ended June 30, 2007 decreased 4% to $6.0 million compared to the same period in the prior year primarily due to refinancing our senior notes in January 2006 at a lower effective interest rate.

Our effective tax rate was 37.5% for the second quarter of 2007 and 37.1% for the six months ended June 30, 2007.  The increase to our effective tax rate in the second quarter of 2007 resulted from new state tax legislation passed during the quarter that requires the Company to file future returns in this state tax jurisdiction on a combined basis.  In addition, the filing of amended state returns to report changes made to federal taxable income upon settlement of federal examinations, as well as refinement of positions taken for tax years currently under state audit also impacted the Company’s state tax rate.  The impact of these increases was somewhat offset by state tax incentives the Company qualified for in this same period.  The Company expects its future effective tax rate, exclusive of any state tax incentives and the impact of state tax audit settlements, to range from 36.7% to 37.3%.

The higher effective tax rate in 2006 reflects the impact of non-deductible charges recorded in connection with a portion of the settlement of litigation with the SEC and state regulators and a non-deductible goodwill impairment charge for ACF.

Liquidity and Capital Resources

Our operations provide much of the cash necessary to fund our priorities, as follows:

•                  Finance internal growth

•                  Pay dividends

•                  Repurchase our common stock

Finance Internal Growth

We use cash to fund growth in our distribution channels.  Our Wholesale channel, which has a higher cost to gather assets, requires cash outlays for wholesaler commissions, payment to our distribution partners, and commissions to third parties on deferred load product sales.  The growth we have experienced in our Wholesale channel also requires that we add additional resources and infrastructure to manage this growth. We also continue to invest in our Advisors channel by providing additional support to our advisors through training, wholesaling efforts and enhanced technology tools.

Pay Dividends

We paid quarterly dividends on our common stock of $.17 per share, which resulted in financing cash outflows of $27.0 million for the first six months of 2007.

Repurchase Our Common Stock

We repurchased 1,670,000 shares of our common stock in the first six months of 2007.

Operating Cash Flows

Cash from operations is our primary source of funds and decreased $5.1 million for the six months ended June 30, 2007 compared to the previous year.

We anticipate that the 2007 contribution to our Pension Plan will be made from cash generated from operations and will be in the range of $5.0 to $10.0 million.

Investing Cash Flows

Investing activities in the first six months of 2007 consisted of purchases of available-for-sale investment securities and additions to property and equipment for the purchase of leasehold improvements and computer software, and capitalization of software development costs during the period. In the first six months of 2006 proceeds from the sale or maturity of available-for-sale investment securities were offset by purchases of available-for-sale investment securities and capital expenditures, mainly for data processing equipment, computer software and software development.

Financing Cash Flows

As noted previously, dividends and stock repurchases accounted for a majority of our financing cash outflows in the first six months of 2007.  We did not repurchase any of our common stock in the first six months of 2006.

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

In 2005, we entered into a three year revolving credit facility with various lenders, which initially provides for borrowings of up to $200 million. Borrowings under the credit facility bear interest at various rates including adjusted LIBOR or an alternate base rate plus, in each case, an incremental margin based on the Company’s credit rating. The credit facility also provides for a facility fee on the daily aggregate amount of commitment under the revolving facility (whether or not utilized). The facility fee is also based on the Company’s credit rating level. The credit facility contains financial covenants with respect to leverage and interest coverage, both of which we were in compliance with through the second quarter of 2007. At June 30, 2007, there were no borrowings outstanding under the credit facility.

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

Long-term capital requirements could include capital expenditures for enhancement of technology infrastructure and home office improvements, strategic acquisitions, payment of dividends, seed money for new products, payment of upfront fund commissions for fee-based products, Class B shares and Class C shares and repurchases of our common stock.

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

Supplemental Information

	Second	Second		Year to	Year to
	Quarter	Quarter		Date	Date
	2007	2006	Change	2007	2006	Change
Redemption rates - long term (annualized)
Advisors	10.0%	8.9%		9.9%	9.4%
Wholesale	18.8%	23.1%		19.8%	20.8%
Institutional	17.0%	19.1%		32.4%	21.0%
Total	13.3%	13.4%		15.8%	13.6%

Sales per advisor (000’s) (1)
Total	305	269	13.4%	557	527	5.7%
2+ Years (2)	434	396	9.6%	799	784	1.9%
0 to 2 Years (3)	102	83	22.9%	167	145	15.2%

Gross production per advisor (000’s)	15.9	15.9	0.0%	32.0	31.8	0.6%

Number of financial advisors (1)	2,175	2,273	-4.3%	2,175	2,273	-4.3%
Average number of financial advisors (1)	2,166	2,284	-5.2%	2,170	2,313	-6.2%

Number of shareholder accounts (000’s)	3,047	2,833	7.6%	3,047	2,833	7.6%

Number of shareholders	687,625	651,542	5.5%	687,625	651,542	5.5%

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

Item 1A.                 Risk Factors

The Company has had no significant changes to its Risk Factors from those previously reported in the Company’s 2006

Form 10-K.

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information about the shares of common stock we repurchased during the second quarter of 2007.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program

April 1 - April 30	338,134	$23.85	338,134	n/a(1)
May 1 - May 31	50,000	24.23	50,000	n/a(1)
June 1 - June 30	12,451	26.42	12,451	n/a(1)

Total	400,585	$23.98	400,585

(1)            On August 31, 1998, we announced that our Board of Directors approved a program to repurchase shares of our common stock on the open market.  Under the repurchase program, we are authorized to repurchase, in any seven-day period, the greater of (i) 3% of our outstanding common stock or (ii) $50 million of our common stock.  We may repurchase our common stock through the New York Stock Exchange, other national or regional market systems, electronic communication networks or alternative trading systems such as POSIT, during regular or after-hours trading sessions.  POSIT is an alternative trading system that uses passive pricing to anonymously match buy and sell orders.  To date, we have not used electronic communication networks or alternative trading systems to repurchase any of our common stock and do not intend to use such networks or systems in the foreseeable future. Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased.  During the second quarter of 2007, all stock repurchases were made pursuant to this repurchase program including 195,585 shares that were purchased in connection with funding employee income tax withholding obligations arising from the vesting of nonvested shares.

Item 4.            Submission of Matters to a Vote of Security Holders

(a)                                  Annual Meeting of Stockholders held on April 11, 2007.

(b)                                 Directors re-elected to additional three year terms at the Annual Meeting:

Henry J. Herrmann, James M. Raines and William L. Rogers

Other Directors whose terms of office continued after the Annual Meeting:

Alan W. Kosloff, Dennis E. Logue, Ronald C. Reimer and Jerry W. Walton

(c)(1)	Election of Directors	For	Withheld

	Henry J. Herrmann	72,351,491	812,679
	James M. Raines	72,337,777	826,393
	William L. Rogers	71,703,519	1,460,651

No broker non-votes on this proposal.

(2)              Approval of Amendment to the 1998 Stock Incentive Plan, As Amended and Restated — The amendment was submitted to stockholders for approval to eliminate (i) the Company’s ability to grant incentive stock options under the plan, (ii) the ten-year term of the plan, which was scheduled to expire on March 1, 2008, and (iii) the Company’s ability to add back to the pool of shares reserved for issuance under the plan any shares of the Company’s common stock that are tendered in payment of the exercise price and applicable taxes and commissions in exercising an option under the Stock Option Restoration Program.

For	Against	Abstain	Broker Non-Votes
42,424,402	23,947,474	589,816	6,202,478

(3)          Ratify Appointment of KPMG LLP as independent auditors for 2007

For	Against	Abstain
70,509,675	2,567,418	87,077

No broker non-votes on this proposal.

Item 6.            Exhibits

3.1                                 Amended and Restated Bylaws of Waddell & Reed Financial, Inc.  Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 17, 2007 and incorporated here by reference.

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

31.1                           Section 302 Certification of Chief Executive Officer

31.2                           Section 302 Certification of Chief Financial Officer

32.1                           Section 906 Certification of Chief Executive Officer

32.2                           Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 24th day of July 2007.

WADDELL & REED FINANCIAL, INC.

By:	/s/ Henry J. Herrmann
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Daniel P. Connealy
Senior Vice President
and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Brent K. Bloss
Senior Vice President-Finance
and Treasurer
(Principal Accounting Officer)