Form 10-Q
period 2007-09-30
WADDELL & REED FINANCIAL INC
filed 2007-10-23
CIK 1052100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer  ☒                           Accelerated Filer  ☐                            Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Class	Outstanding as of October 19, 2007
Class A common stock, $.01 par value	83,443,798

WADDELL & REED FINANCIAL, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

Quarter Ended September 30, 2007

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	September 30,	December 31,
	2007	2006
	(unaudited)
Assets:
Cash and cash equivalents	$152,605	163,887
Cash and cash equivalents - restricted	92,820	32,629
Investment securities	53,514	48,129
Receivables:
Funds and separate accounts	46,299	38,806
Customers and other	66,335	59,863
Deferred income taxes	888	2,923
Prepaid expenses and other current assets	6,606	5,766
Total current assets	419,067	352,003

Property and equipment, net	48,446	50,875
Deferred sales commissions, net	33,658	20,462
Goodwill and identifiable intangible assets	228,432	228,432
Other assets	9,180	10,942
Total assets	$738,783	662,714

Liabilities:
Accounts payable	$15,998	16,415
Payable to investment companies for securities	137,641	75,607
Accrued compensation	38,126	32,994
Income taxes payable	6,753	14,804
Other current liabilities	46,496	44,710

Total current liabilities	245,014	184,530

Long-term debt	199,952	199,942
Accrued pension and post-retirement costs	12,708	12,663
Deferred income taxes	8,805	12,082
Other	13,804	8,797

Total liabilities	480,283	418,014

Commitments and contingencies (Note 9)

Stockholders’ equity :
Preferred stock—$1.00 par value: 5,000 shares authorized; none issued	—	—
Class A Common stock—$0.01 par value: 250,000 shares authorized; 99,701 shares issued; 83,393 shares outstanding (84,660 at December 31, 2006)	997	997
Additional paid-in capital	188,205	189,299
Retained earnings	436,131	388,422
Cost of 16,308 common shares in treasury (15,041 at December 31, 2006)	(362,172)	(327,966)
Accumulated other comprehensive loss	(4,661)	(6,052)
Total stockholders’ equity	258,500	244,700
Total liabilities and stockholders’ equity	$738,783	662,714

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited, in thousands, except for per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006

Revenues:
Investment management fees	$94,806	77,955	267,049	230,194
Underwriting and distribution fees	92,168	77,908	264,740	235,414
Shareholder service fees	23,678	22,719	69,648	67,355

Total revenues	210,652	178,582	601,437	532,963

Operating expenses:
Underwriting and distribution	105,604	87,927	299,529	264,225
Compensation and related costs (including share-based compensation of $6.0 million, $4.9 million, $17.3 million and $16.2 million, respectively)	28,760	25,767	84,004	81,786
General and administrative	12,745	15,539	34,668	90,765
Subadvisory fees	11,459	7,960	31,312	22,108
Depreciation	3,167	2,970	9,272	8,780
Goodwill impairment	—	—	—	20,000

Total	161,735	140,163	458,785	487,664

Operating income	48,917	38,419	142,652	45,299
Investment and other income	4,831	2,960	9,920	7,367
Interest expense	(2,984)	(3,048)	(8,950)	(9,286)

Income before provision for income taxes	50,764	38,331	143,622	43,380
Provision for income taxes	18,797	13,740	53,222	27,219

Net income	$31,967	24,591	90,400	16,161

Net income per share:
Basic	$0.40	0.30	1.12	0.20
Diluted	$0.39	0.30	1.10	0.19

Weighted average shares outstanding:
Basic	80,365	81,595	80,556	81,458
Diluted	82,099	83,171	82,477	83,162

Dividends declared per common share	$0.17	0.15	0.51	0.45

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006

Net income	$31,967	24,591	90,400	16,161

Other comprehensive income:

Available-for-sale investments:
Net unrealized appreciation of investments during the period, net of income taxes of $407, $251, $1,558 and $552, respectively	670	429	2,699	940

Derivatives:
Net unrealized loss on derivatives during the period, net of income taxes of $0, $0, $0 and $(174), respectively	—	—	—	(297)

Reclassification adjustment for amounts included in net income, net of income taxes of $(702), $(636), $(742) and $(763), respectively	(1,217)	(1,083)	(1,290)	(1,299)

Comprehensive income	$31,420	23,937	91,809	15,505

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of  Stockholders’ Equity

For the Nine Months Ended September 30, 2007

(Unaudited, in thousands)

						Accumulated
			Additional			other	Total
	Common stock		paid-in	Retained	Treasury	comprehensive	stockholders’
	Shares	Amount	capital	earnings	stock	income (loss)	equity

Balance at December 31, 2006	99,701	$997	189,299	388,422	(327,966)	(6,052)	244,700

Net income	—	—	—	90,400	—	—	90,400
Recognition of equity compensation	—	—	17,305	—	—	—	17,305
Issuance of nonvested shares and other	—	—	(18,730)	—	18,730	—	—
Dividends accrued	—	—	—	(42,691)	—	—	(42,691)
Exercise of stock options	—	—	(2,040)	—	6,944	—	4,904
Excess tax benefits from share-based payment arrangements	—	—	2,371	—	—	—	2,371
Other stock transactions	—	—	—	—	(5,521)	—	(5,521)
Repurchase of common stock	—	—	—	—	(54,359)	—	(54,359)
Unrealized gain on available for sale investment securities	—	—	—	—	—	2,699	2,699
Reclassification for amounts included in net income	—	—	—	—	—	(1,290)	(1,290)
Pension and postretirement plan adjustment	—	—	—	—	—	(18)	(18)

Balance at September 30, 2007	99,701	$997	188,205	436,131	(362,172)	(4,661)	258,500

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the nine months ended September 30,
	2007	2006

Cash flows from operating activities:
Net income	$90,400	16,161
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,295	8,972
Share-based compensation	17,305	16,183
Excess tax benefits from share-based payment arrangements	(2,371)	(1,959)
Gain on sale of available-for-sale investment securities	(1,862)	(2,702)
Net purchases and sales of trading securities	(857)	(852)
Unrealized gain on trading securities	(1,237)	(156)
Goodwill impairment	—	20,000
Write down of investment securities	—	750
Loss on sale and retirement of property and equipment	187	163
Capital gains and dividends reinvested	(202)	(157)
Deferred income taxes	(2,074)	1,812
Changes in assets and liabilities:
Cash and cash equivalents - restricted	(60,191)	(8,244)
Receivables from funds and separate accounts	(7,493)	(2,572)
Other receivables	(6,472)	693
Other assets	(12,275)	(4,355)
Accounts payable and payable to investment companies	61,618	11,094
Other liabilities	4,813	(12,046)

Net cash provided by operating activities	$88,584	42,785

Cash flows from investing activities:
Purchases of available-for-sale investment securities	(5,650)	(3,350)
Proceeds from sales of available-for-sale investment securities	6,633	11,774
Proceeds from maturities of available-for-sale investment securities	—	435
Additions to property and equipment	(7,030)	(6,969)

Net cash provided by (used in) investing activities	$(6,047)	1,890

Cash flows from financing activities:
Proceeds from long term debt and interest rate swap termination	—	199,862
Repayment of long term debt	—	(200,000)
Dividends paid	(41,214)	(38,001)
Repurchase of common stock	(54,359)	(22,530)
Exercise of stock options	4,904	6,164
Excess tax benefits from share-based payment arrangements	2,371	1,959
Other stock transactions	(5,521)	(4,684)

Net cash used in financing activities	$(93,819)	(57,230)

Net decrease in cash and cash equivalents	(11,282)	(12,555)

Cash and cash equivalents at beginning of period	163,887	136,694

Cash and cash equivalents at end of period	$152,605	124,139

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

The accompanying unaudited consolidated financial statements have been prepared consistently with the accounting policies described in Note 2 to the consolidated financial statements included in our 2006 Form 10-K, which include the following: use of estimates, cash and cash equivalents, disclosures about fair value of financial instruments, investment securities and investments in affiliated mutual funds, property and equipment, software developed for internal use, goodwill and intangible assets, deferred sales commissions, revenue recognition, advertising and promotion, share-based compensation and derivatives and hedging activities. Due to the implementation of Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), we modified our accounting policy related to accounting for income taxes, which is listed below. In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only a normal and recurring nature) necessary to present fairly our financial position at September 30, 2007 and December 31, 2006, the results of operations for the three months and nine months ended September 30, 2007 and 2006 and cash flows for the nine months ended September 30, 2007 and 2006 in conformity with accounting principles generally accepted in the United States.

Accounting for Income Taxes

Income tax expense is based on pre-tax financial accounting income, including adjustments made for the recognition or derecognition related to uncertain tax positions. The recognition or derecognition of income tax expense related to uncertain tax positions is determined under the guidance as prescribed by FIN 48. Deferred tax assets and liabilities are recognized for the future tax attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

2.     Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and short-term investments. We consider all highly liquid investments with original or remaining maturities of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents – restricted represents cash held for the benefit of customers segregated in compliance with federal and other regulations. Substantially all cash balances are in excess of federal deposit insurance limits.

3.     Investment Securities

Investment securities are as follows:

	Fair Value
	September 30,	December 31,
	2007	2006
	(in thousands)

Available-for-sale securities:
Affiliated mutual funds	$33,088	29,716
Municipal bonds	7,133	7,184
Mortgage-backed securities	12	13
	40,233	36,913

Trading securities:
Affiliated mutual funds	12,413	10,196
Municipal bonds	506	510
Corporate bonds	188	340
Mortgage-backed securities	117	124
Common stock	57	46
	13,281	11,216

Total investment securities	$53,514	48,129

Certain information related to our available-for-sale securities is as follows:

	September 30,	December 31,
	2007	2006
	(in thousands)

Cost	$30,409	29,483
Gross unrealized gains	9,848	7,546
Gross unrealized losses	(24)	(116)

Fair value	$40,233	36,913

Purchases and sales of trading securities during the nine months ended September 30, 2007 were $1.2 million and $359 thousand, respectively.

In the first quarter of 2006, the Company recorded a $750 thousand write-down for other-than-temporary impairment of a municipal bond classified as available-for-sale. In the third quarter of 2006, the Company sold the same bond and realized a gain on the sale (after the first quarter write-down) of $183 thousand.

4.     Stockholders’ Equity

Earnings per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)

Net income, as reported	$31,967	24,591	90,400	16,161

Weighted average shares outstanding - basic	80,365	81,595	80,556	81,458
Dilutive potential shares from stock options and certain nonvested stock awards	1,734	1,576	1,921	1,704
Weighted average shares outstanding - diluted	82,099	83,171	82,477	83,162

Earnings per share
Basic	$0.40	0.30	1.12	0.20
Diluted	$0.39	0.30	1.10	0.19

Anti-dilutive Securities

Options to purchase 2.3 million shares and 2.7 million shares of common stock were excluded from the dilutive earnings per share calculation for the three and nine months ended September 30, 2007, respectively, and options to purchase 2.8 million shares of common stock were excluded from the dilutive earnings per share calculation for the three and nine months ended September 30, 2006 because they were anti-dilutive. Also excluded from the diluted earnings per share calculation were 7,500 shares of anti-dilutive nonvested stock for the three and nine months ended September 30, 2007 and 1,944 shares of anti-dilutive nonvested stock for the nine months ended September 30, 2006.

Dividends

On July 12, 2007, the Board of Directors (the “Board”) approved a dividend on our Class A common stock (“common stock”) in the amount of $0.17 per share to stockholders of record as of October 5, 2007 to be paid on November 1, 2007. The total dividend to be paid is approximately $14.2 million.

Common Stock Repurchases

The Board has authorized the repurchase of our common stock in the open market and/or private purchases. Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased. The acquired shares may be used for corporate purposes, including shares issued to employees in our stock-based compensation programs. There were 524,600 shares and 2,194,600 shares repurchased in the open market during the three and nine months ended September 30, 2007. There were 933,229 shares repurchased in the open market and in private purchases during the three and nine months ended September 30, 2006.

5.     Share-Based Compensation

On April 2, 2007, we granted 833,976 shares of nonvested stock with a fair value of $23.46 per share under the Company’s 1998 Stock Incentive Plan, as amended and restated. The fair value of those shares at April 2, 2007, aggregating $19.6 million, will be amortized to expense over a four year vesting period.

6.     Goodwill and Identifiable Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the tangible assets and identifiable intangible assets of an acquired business. At September 30, 2007 and December 31, 2006, gross goodwill was $212.0 million and accumulated amortization was $38.6 million. Our goodwill is not deductible for tax purposes.

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

Based on our annual review of goodwill in the second quarter of fiscal 2006, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we recorded an impairment charge of $20.0 million related to our subsidiary, Austin Calvert & Flavin (“ACF”). The goodwill impairment was not deductible for income tax purposes and as a result, no tax benefit was recognized for the goodwill impairment charge. ACF’s remaining unamortized goodwill balance at September 30, 2007 and 2006 was $7.2 million.

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

As of January 1, 2007, the Company had unrecognized tax benefits, including penalties and interest, of $5.1 million ($3.5 million net of federal benefit) that, if recognized, would impact the Company’s effective tax rate. As of September 30, 2007, the Company had unrecognized tax benefits, including penalties and interest, of $7.1 million ($4.8 million net of federal benefit) that, if recognized, would impact the Company’s effective tax rate. During the three month and nine month period ended September 30, 2007, the Company reduced its unrecognized tax benefits by $257 thousand ($232 thousand net of federal benefit) due to the lapse of the statute of limitations on certain positions. The unrecognized tax benefits that are not expected to be settled within the next 12 months are included in other liabilities in the accompanying consolidated balance sheet; unrecognized tax benefits that are expected to be settled within the next 12 months are included in income taxes payable. The Company had no cumulative effect of adopting FIN 48, and therefore, no adjustment was recorded to retained earnings upon such adoption.

The Company’s historical accounting policy with respect to interest and penalties related to tax uncertainties has been to classify these amounts as income taxes, and the Company continued this classification upon the adoption of FIN 48. As of January 1, 2007, the total amount of accrued interest and penalties related to uncertain tax positions recognized in the consolidated balance sheet was $1.9 million ($1.3 million net of federal benefit). The total amount of penalties and interest, net of federal benefit, related to tax uncertainties recognized in the statement of income for the nine month period ended September 30, 2007 was $338 thousand. The total amount of accrued penalties and interest related to uncertain tax positions at September 30, 2007 of $2.4 million ($1.7 million net of federal benefit) is included in the total unrecognized tax benefits described above.

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

The Company is currently being audited in four state jurisdictions. It is reasonably possible that the Company will settle the audits in all four jurisdictions within the next 12-month period. It is estimated that the Company’s FIN 48 liability could decrease by approximately $2.7 million to $3.3 million ($1.6 million to $2.2 million net of federal benefit) upon settlement of these audits. Such settlements are not anticipated to have a significant impact on the reported income.

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

The following table presents the components of net periodic pension and other postretirement costs related to these plans.

			Other Postretirement				Other Postretirement
	Pension Benefits		Benefits		Pension Benefits		Benefits
	Three months ended September 30,		Three months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
		(in thousands)				(in thousands)
Components of net periodic benefit cost:
Service cost.	$1,429	1,362	73	75	4,288	4,085	219	224
Interest cost.	1,373	1,187	61	52	4,118	3,561	183	156
Expected return on plan assets.	(1,611)	(1,405)	—	—	(4,832)	(4,216)	—	—
Actuarial loss (gain) amortization	203	208	(10)	(10)	607	625	(29)	(27)
Prior service costs amortization	109	109	10	6	327	327	29	17
Transition obligation amortization	1	1	—	—	4	4	—	—
Total	$1,504	1,462	134	123	4,512	4,386	402	370

During the nine month period ended September 30, 2007 we made a $5.0 million contribution to the Pension Plan. We anticipate that our contribution to the Pension Plan for the remainder of 2007 will range from $0 to $5.0 million.

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

Recent Accounting Developments

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115,” (“SFAS No. 159”), which provides companies with an option to report select financial assets and liabilities at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of the 2008 fiscal year. We do not believe the adoption of SFAS No. 159 will have a material impact on our results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective as of the beginning of the 2008 fiscal year. We are evaluating the impact, if any, the adoption of SFAS No. 157 will have on our results of operations and financial condition.

In June 2006, the Emerging Issues Task Force (the “EITF”) reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”) which requires the application of the provisions of Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS No. 106”) to split-dollar life insurance arrangements. SFAS No. 106 would require the Company to recognize a liability for the discounted future benefit obligation that the Company will have to pay upon the death of the underlying insured employee. EITF 06-4 is effective as of the beginning of the 2008 fiscal year. We currently have a policy subject to the provisions of this new pronouncement and are evaluating the impact, if any, the adoption of EITF 06-4 will have on our results of operations and financial condition.

Third Quarter Highlights

Highlights for the current quarter:

•      Overall gross sales increased 68% to $3.7 billion compared to the third quarter of 2006, driven by sales in our Wholesale channel.

•      The Wholesale channel generated net sales of $1.8 billion for the quarter and the Advisors channel improved from $47 million in net outflows during the third quarter of 2006 to just $21 million in net outflows for the current quarter.

•      Total assets under management increased $13.8 billion compared to the third quarter of 2006, due to a combination of organic growth and market action.

•      Sales of fee-based allocation products increased significantly during the quarter, to $206 million, primarily driven by modified products introduced in April 2007.

Additionally, we repurchased 524,600 shares of our Class A common stock (“common stock”) in the open market during the quarter.

Results of Operations – Three and Nine Months Ended September 30, 2007 as Compared with Three and Nine Months Ended September 30, 2006

Net Income

	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(in thousands, except per share amounts)

Net Income	$31,967	24,591	90,400	16,161
Earnings per share:
Basic	$0.40	0.30	1.12	0.20
Diluted	$0.39	0.30	1.10	0.19

Net income for the third quarter of 2007 was $32.0 million, or $0.39 per diluted share, compared to net income of $24.6 million, or $0.30 per diluted share, for the same period in 2006. Net income for the nine months ended September 30, 2007 was $90.4 million, or $1.10 per diluted share, compared to net income of $16.2 million, or $0.19 per diluted share, for the same period in 2006. The decline in 2006 year-to-date net income was primarily attributable to our settlement with the SEC, the New York Attorney General and the Kansas Securities Commission regarding market timing allegations that resulted in a charge of $55 million, $12 million of which represented non-deductible penalties. In addition, effective October 1, 2006, we instituted an annual $5.0 million investment management fee waiver pursuant to the New York Attorney General settlement by adjusting management fee rates on certain funds. Net income in 2006 was also impacted by a non-deductible goodwill impairment charge of $20 million related to our subsidiary, Austin, Calvert & Flavin, Inc. (“ACF”) based on the negative impact of the continued decline in ACF’s assets under management and diminished involvement of ACF’s investment staff in mutual fund advisory responsibilities.

The following series of tables, including Average Assets Under Management and Changes in Assets Under Management, provide data that should be helpful in understanding the Company’s business and should be referred to while reading the discussions that follow the tables.

Average Assets Under Management

The following tables provide information regarding the composition of our average assets under management by asset class and distribution channel.

	Third Quarter 2007
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$27,304	14,742	6,957	$49,003
Fixed Income	4,142	388	609	5,139
Money Market	1,077	67	—	1,144
Total	$32,523	15,197	7,566	$55,286

	Third Quarter 2006
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$23,288	8,752	6,865	$38,905
Fixed Income	3,887	340	627	4,854
Money Market	839	88	—	927
Total	$28,014	9,180	7,492	$44,686

	Year to Date 2007
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$26,389	12,821	6,969	$46,179
Fixed Income	4,100	373	615	5,088
Money Market	999	61	—	1,060
Total	$31,488	13,255	7,584	$52,327

	Year to Date 2006
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$23,573	8,070	7,137	$38,780
Fixed Income	3,874	339	619	4,832
Money Market	763	68	—	831
Total	$28,210	8,477	7,756	$44,443

Change in Assets Under Management

The following tables summarize changes in our assets under management by distribution channel. All sales are net of commissions. The activity includes all activity of the Funds and institutional and separate accounts, including money market funds and transactions at net asset value for which we receive no commissions.

	Third Quarter 2007
	Advisors	Wholesale	Institutional	Total
	(in millions)

Beginning Assets	$32,153	14,247	7,564	$53,964

Sales (net of commissions)	902	2,500	282	3,684
Redemptions	(922)	(701)	(542)	(2,165)
Net Sales	(20)	1,799	(260)	1,519

Net Exchanges	(67)	65	—	(2)
Reinvested Dividends & Capital
Gains	80	18	24	122
Net Flows	(7)	1,882	(236)	1,639

Market Appreciation	1,923	1,276	580	3,779
Ending Assets	$34,069	17,405	7,908	$59,382

	Third Quarter 2006
	Advisors	Wholesale	Institutional	Total
	(in millions)

Beginning Assets	$28,361	8,952	7,688	$45,001

Sales (net of commissions)	759	1,088	345	2,192
Redemptions	(806)	(513)	(404)	(1,723)
Net Sales	(47)	575	(59)	469

Net Exchanges	(38)	37	—	(1)
Reinvested Dividends & Capital
Gains	64	10	28	102
Net Flows	(21)	622	(31)	570

Market Appreciation (Depreciation)	212	(91)	(79)	42
Ending Assets	$28,552	9,483	7,578	$45,613

	Year to Date 2007
	Advisors	Wholesale	Institutional	Total
	(in millions)

Beginning Assets	$29,905	10,819	7,677	$48,401

Sales (net of commissions)	2,551	5,503	772	8,826
Redemptions	(2,864)	(1,932)	(1,760)	(6,556)
Net Sales	(313)	3,571	(988)	2,270

Net Exchanges	(151)	146	—	(5)
Reinvested Dividends & Capital
Gains	253	65	80	398
Net Flows	(211)	3,782	(908)	2,663

Market Appreciation	4,375	2,804	1,139	8,318
Ending Assets	$34,069	17,405	7,908	$59,382

	Year to Date 2006
	Advisors	Wholesale	Institutional	Total
	(in millions)

Beginning Assets	$27,187	6,729	7,947	$41,863

Sales (net of commissions)	2,449	3,414	739	6,602
Redemptions	(2,465)	(1,367)	(1,223)	(5,055)
Net Sales	(16)	2,047	(484)	1,547

Net Exchanges	(142)	135	—	(7)
Reinvested Dividends & Capital
Gains	224	47	87	358
Net Flows	66	2,229	(397)	1,898

Market Appreciation	1,299	525	28	1,852
Ending Assets	$28,552	9,483	7,578	$45,613

Total Revenues

Total revenues increased 18% to $210.7 million and 13% to $601.4 million for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. Increases in both periods can be attributed to growth in average assets under management of 24% and 18% for the three and nine months ended September 30, 2007, respectively, and an increase in gross sales of 68% and 34% for the three and nine months ended September 30, 2007, respectively, compared to the same periods in the prior year.

	Three months ended
	September 30, 2007	September 30, 2006	Variance Percentage
	(in thousands, except percentage data)

Investment management fees	$94,806	77,955	22%
Underwriting and distribution fees	92,168	77,908	18%
Shareholder service fees	23,678	22,719	4%
Total revenues	$210,652	178,582	18%

	Nine months ended
	September 30, 2007	September 30, 2006	Variance Percentage
	(in thousands, except percentage data)

Investment management fees	$267,049	230,194	16%
Underwriting and distribution fees	264,740	235,414	12%
Shareholder service fees	69,648	67,355	3%
Total revenues	$601,437	532,963	13%

Investment Management Fee Revenues

Investment management fee revenues are earned for providing investment advisory services to the Funds and to institutional and separate accounts. Investment management fee revenues increased $16.9 million, or 22%, from last year’s third quarter and $36.9 million, or 16%, for the nine month period ended September 30, 2007 compared to the same period in the prior year.

Revenues from investment management services provided to our retail mutual funds, which are distributed through the Advisors and Wholesale channels, were $85.1 million for the quarter ended September 30, 2007. Revenues increased $17.1 million, or 25%, compared to the third quarter of 2006, while the related retail average assets increased 28% to $47.7 billion. For the nine months ended September 30, 2007, revenues from investment management services provided to our retail mutual funds increased $38.7 million, or 19%, to $237.8 million compared to the first nine months of 2006, while the related retail average assets increased 22% to $44.7 billion. Investment management fee revenues increased less than the related retail average assets primarily due to the decrease to management fee rates on certain funds, effective October 1, 2006, in compliance with our settlement with the New York Attorney General. This decrease in management fee rates has reduced management fees by approximately $5.0 million on an annual basis. Retail sales in the third quarter of 2007 were $3.4 billion, an 84% increase over sales in the third quarter of 2006 and were $8.1 billion for the nine months ended September 30, 2007, a 37% increase over the same period in 2006.

Institutional and separate account revenues were $9.7 million for the quarter ended September 30, 2007, representing a decrease of $0.3 million, or 3%, from last year’s third quarter. The decrease was primarily due to a management fee rate decrease on certain institutional accounts. Year-to-date institutional and separate account revenues decreased 6% to $29.2 million in 2007 compared to the same period in 2006 due to a management fee rate decrease on certain institutional accounts and a reduction in management fee revenues of $1.0 million earned by ACF based on a decline in average assets of 30% over the same period.

Gross sales of subadvised funds were $805 million for the three months ended September 30, 2007 compared to $523 million for the third quarter of 2006 and were $2.4 billion and $2.1 billion for the nine months ended September 30, 2007 and 2006, respectively.

The long-term redemption rate (which excludes money market fund redemptions) in the Advisors channel was 8.8% in this year’s third quarter and 9.5% year-to-date, compared to 9.0% in the third quarter of 2006 and 9.3% for the first nine months of 2006. In the Wholesale channel, long-term redemption rates were lower in this year’s third quarter, at 17.9%, compared to 21.5% in the third quarter last year due to the growth rate in average assets under management, which was higher than the redemption growth rate. For the nine months ended September 30, 2007, the Wholesale channel’s long-term redemption rates also decreased to 19.1% compared to 21.1% for the comparable period in 2006. We expect the Advisors channel long-term redemption rate to remain lower than that of the Wholesale channel due to the personal and customized manner in which our financial advisors provide service to clients. The long-term redemption rate for our Institutional channel increased to 28.4% for the third quarter of 2007 compared to 21.4% for the third quarter of 2006, and increased from 21.1% to 31.0% for the nine month period ended September 30, 2007 compared to the same period in 2006. The higher redemption rate for the nine months ended September 30, 2007, which is based on total redemptions for the period of $1.8 billion in this channel, reflected redemptions across multiple investment disciplines, including large cap growth, small cap growth, core equity and international growth. During July 2007, we were notified that a large state pension and retirement fund intended to withdraw over $300 million from our institutional large-cap core strategy. During the third quarter of 2007, this fund redeemed approximately $130 million. ACF’s redemptions were $168 million for the first nine months of 2007 compared to $501 million for the same period in 2006.

Underwriting and Distribution Fee Revenues and Expenses

The following tables illustrate our underwriting and distribution fee revenues and expenses segregated by distribution method within the respective Advisors or Wholesale channel:

	Third Quarter 2007
		Wholesale
	Advisors	Third-Party	Legend	Total
	(in thousands)

Revenue	$57,728	19,271	15,169	$92,168
Expenses
Direct	39,539	25,340	10,158	75,037
Indirect	21,145	6,304	3,118	30,567
	60,684	31,644	13,276	105,604
Net Underwriting & Distribution	$(2,956)	(12,373)	1,893	$(13,436)

	Third Quarter 2006
		Wholesale
	Advisors	Third-Party	Legend	Total
	(in thousands)

Revenue	$54,398	10,465	13,045	$77,908
Expenses
Direct	37,323	14,722	8,855	60,900
Indirect	19,899	4,222	2,906	27,027
	57,222	18,944	11,761	87,927
Net Underwriting & Distribution	$(2,824)	(8,479)	1,284	$(10,019)

	Year to Date 2007
		Wholesale
	Advisors	Third-Party	Legend	Total
	(in thousands)

Revenue	$172,374	47,848	44,518	$264,740
Expenses
Direct	119,052	62,316	29,801	211,169
Indirect	61,977	17,463	8,920	88,360
	181,029	79,779	38,721	299,529
Net Underwriting & Distribution	$(8,655)	(31,931)	5,797	$(34,789)

	Year to Date 2006
		Wholesale
	Advisors	Third-Party	Legend	Total
	(in thousands)

Revenue	$168,402	27,842	39,170	$235,414
Expenses
Direct	116,525	38,520	26,502	181,547
Indirect	61,288	12,972	8,418	82,678
	177,813	51,492	34,920	264,225
Net Underwriting & Distribution	$(9,411)	(23,650)	4,250	$(28,811)

The following table illustrates commissionable investment product sales by our financial advisors, including sales of our InvestEd portfolios.  Sales are shown gross of commissions and exclude sales by Legend retirement advisors, sales of money market funds, non-proprietary funds, insurance products, and mutual funds sold at net asset value for which we receive no commission.

	Third Quarter	Third Quarter	Variance
	2007	2006	Amount	Percentage
	(in millions, except percentage data)

Front-end load sales	$301	386	(85)	-22%
Variable annuity products	123	89	34	38%
Front-load product total	424	475	(51)	-11%

Deferred-load sales	28	40	(12)	-30%
Fee-based allocation products	206	14	192	NM (1)
Total advisor sales	$658	529	129	24%

	Year to Date	Year to Date	Variance
	2007	2006	Amount	Percentage
	(in millions, except percentage data)

Front-end load sales	$1,058	1,322	(264)	-20%
Variable annuity products	300	236	64	27%
Front-load product total	1,358	1,558	(200)	-13%

Deferred-load sales	102	148	(46)	-31%
Fee-based allocation products	407	43	364	NM (1)
Total advisor sales	$1,867	1,749	118	7%

(1) Not meaningful (“NM”).

Underwriting and distribution revenues earned in this year’s third quarter increased $14.3 million, or 18%, compared with the third quarter of last year.  The increase in revenues was due to higher Rule 12b-1 asset-based service and distribution fees of $12.4 million as a result of an increase in average mutual fund assets under management.  Higher advisory fees and Rule 12b-1 service fee revenues earned by Legend drove a $2.1 million revenue increase compared to last year as their assets under administration increased.  Additionally, revenues from fee-based allocation products increased $1.2 million, primarily attributable to modified fee-based asset allocation products introduced in April 2007.  The introduction of these products was a contributing factor to a decline in front-load product sales and a resulting decrease of $1.3 million related to revenue on front-load product sales sold in the Advisors channel.  Variable annuity revenues increased $2.2 million quarter over quarter.  While we expect this shift from front-load to fee-based sales to put some short-term pressure on both the underwriting and distribution margin and the operating margin in the Advisors channel, the asset-based fee structure has the opportunity for better long-term margin characteristics.

Underwriting and distribution revenues earned for the nine months ended September 30, 2007 increased $29.3 million, or 12%, compared with the same period in the prior year.  The increase in revenues was due to higher Rule 12b-1 asset-based service and distribution fees of $28.2 million as a result of an increase in average mutual fund assets under management.  Higher advisory fees, point of sale commissions and Rule 12b-1 service fee revenues earned by Legend drove a $5.3 million revenue increase compared to last year as their assets under administration increased.  Revenues from the sale of insurance products increased $2.3 million compared to the same period in the prior year and revenues from fee-based allocation products increased $1.3 million.  These increases were offset by an overall decrease of $6.4 million related to revenue on front-load product sales sold in the Advisors channel.  Variable annuity revenues increased $4.6 million year over year.

Underwriting and distribution expenses increased by $17.7 million, or 20%, when compared with the third quarter of 2006.  A majority of this increase was attributed to higher direct expenses (Rule 12b-1 asset-based service and distribution expenses, dealer compensation paid to third party distributors and wholesaler commissions) in the Wholesale channel of $10.6 million.  These increased costs were a result of higher sales volume and an increase in average Wholesale channel assets under management.  Indirect expenses increased $3.5 million quarter over quarter.  The indirect expenses increase of $2.1 million in the Wholesale channel was driven by higher marketing, business travel and compensation costs. The indirect expenses increase of $1.2 million in the Advisors channel was primarily due to higher compensation costs.

Underwriting and distribution expenses for the nine months ended September 30, 2007 increased by $35.3 million, or 13%, when compared with the same period in 2006.  A majority of this increase was attributed to higher direct expenses (Rule 12b-1 asset-based service and distribution expenses, dealer compensation paid to third party distributors and wholesaler commissions) in the Wholesale channel of $23.8 million.  These increased costs were a result of higher sales volume and an increase in average Wholesale channel assets under management.  Indirect expenses contributed $5.7 million to the overall increase in expenses for the nine months ended September 30, 2007 compared to the prior year.  The indirect expenses increase of $4.5 million in the Wholesale channel was due to higher costs for marketing, business travel and compensation.

Shareholder Service Fees Revenue

Shareholder service fee revenues for the quarter from transfer agency fees, custodian fees from retirement plan accounts, and portfolio accounting and administration fees increased 4% over the third quarter of 2006 compared to an 9% increase in the average number of accounts.  For the nine months ended September 30, 2007, shareholder service fee revenues increased 3% over the same period in the prior year compared to an 9% increase in the average number of accounts.  Effective September 1, 2006, our servicing contract with the Funds was renegotiated, resulting in reduced fees received by us for servicing wholesale accounts. Historically our account growth has mirrored our growth in revenue; however, with this reduced fee structure for wholesale accounts, our future revenue growth will not necessarily be tied to overall account growth.  A portion of the fee reduction for wholesale accounts was offset by negotiating a networking fee reimbursement with the Funds for amounts paid to third party broker/dealers.

Compensation and Related Costs

On April 2, 2007, we granted 833,976 shares of nonvested stock with a fair value of $23.46 per share under the Company’s 1998 Stock Incentive Plan, as amended and restated.  The value of those shares, aggregating $19.6 million, will be amortized to expense over a four year vesting period.

In the third quarter of 2007, compensation and related costs increased $3.0 million compared to the third quarter of 2006.  The third quarter of 2007 reflects higher incentive compensation accruals of $1.5 million and higher salaries, wages and related payroll taxes of $1.2 million based on increased headcount.  Share-based compensation increased $1.1 million quarter over quarter, primarily due to nonvested stock grants in December 2006 and April 2007.

Compensation and related costs for the nine months ended September 30, 2007 increased $2.2 million compared to the same period in 2006.  The first nine months of 2007 reflect higher salaries, wages and related payroll taxes of $2.2 million based on increased headcount, higher incentive compensation accruals of $1.0 million, offset by lower group insurance costs of $800 thousand due to favorable experience in claims activity and increased capitalization of software development activities of $800 thousand.  Share-based compensation increased $1.1 million compared to 2006 due to nonvested stock grants in December 2006 and April 2007.  Share-based compensation in 2006 included charges of $1.5 million at ACF for employee separation costs in response to a decline in investment performance and related loss of assets under management and a credit of $0.5 million related to a cumulative change in accounting principle upon adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment, (revised 2004)”.

General and Administrative Costs

General and administrative expenses decreased to $12.7 million for the third quarter of 2007 compared to $15.5 million for the third quarter in the prior year.  The third quarter of 2006 included approximately $5.0 million of legal and related expenses associated with the resolution of legal matters and prior regulatory settlements.  Excluding these expenses, general and administrative expenses increased approximately $2.2 million.  This increase is primarily due to other legal costs in the current year and increased fund related compliance and reporting expenses associated with the New York Attorney General settlement.

General and administrative expenses decreased to $34.7 million for the nine months ended September 30, 2007 compared to $90.8 million for the same period in 2006.  In addition to the $5.0 million in legal and related expenses described above, the nine months ended September 30, 2006 included a $55.0 million charge for the settlement with the SEC and state regulators.  Excluding these charges, general and administrative expenses increased $3.9 million for the nine months ended September 30, 2007 compared to the prior year.  The increase is primarily due to increased fund related compliance and reporting expenses associated with the New York Attorney General settlement.

Subadvisory Fees

Subadvisory fees represent fees paid to other asset managers for providing advisory services for certain mutual fund portfolios.  These expenses reduce our operating margin since we pay out approximately half of our management fee revenue received from subadvised products.  The growth trend in the sales of our own managed products (70% for the first nine months of 2007 compared to 63% for the same period in 2006) should help to improve our future operating margin.  Subadvisory expenses increased $3.5 million this quarter compared to last year’s third quarter.  For the nine months ended September 30, 2007, subadvisory expenses increased $9.2 million compared to the same period in the prior year.  Significant sales growth in our Wholesale channel, particularly sales of our subadvised specialty mutual fund products, has driven these increased expenses.  As this expense is a function of sales, redemptions and market action for subadvised assets, a continuation of the growth trend of these assets would likely result in future increases to subadvisory expenses.  The asset value of subadvised funds at September 30, 2007 exceeded the average over the third quarter by 8%.

Other Income and Expenses

Investment and Other Income, Interest Expense and Taxes

Investment and other income increased 63% from last year’s third quarter to $4.8 million for the third quarter of 2007.  The increase was due to a write-down of other investments in 2006 of $1.0 million, higher earnings of $600 thousand from mutual funds in the trading portfolio compared to 2006, and increased gains from the sale of available-for-sale securities of $400 thousand, offset by decreased earnings from lower average balances of commercial paper holdings of $400 thousand.

For the nine months ended September 30, 2007, investment and other income increased 35% to $9.9 million compared to the same period in the prior year.  The increase was due to a write-down of other investments in 2006 of $1.0 million, higher earnings of $1.0 million from mutual funds in the trading portfolio compared to 2006, and higher interest earned on cash balances of $600 thousand, offset by decreased gains from the sale of available-for-sale securities of $700 thousand.

Interest expense was $3.0 million for the third quarter of both 2007 and 2006.  Interest expense for the nine months ended September 30, 2007 decreased 4% to $9.0 million compared to the same period in the prior year primarily due to refinancing our senior notes in January 2006 at a lower effective interest rate.

Our effective tax rate was 37.0% for the third quarter of 2007 and 37.1% for the nine months ended September 30, 2007.  The decrease to our effective tax rate in the third quarter of 2007 was primarily due to the release of Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), liability related to a tax year where the statute of limitations closed during the quarter.  This decrease was partly offset by an increase in the Company’s state effective tax rate resulting from new state tax legislation passed during the quarter that requires the Company to file future returns in certain state tax jurisdictions on a combined basis and using a market based approach.  The Company expects its future effective tax rate, exclusive of any state tax incentives, unanticipated state tax legislative changes and the impact of state tax audit settlements, to range from 36.9% to 37.4%.

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

Pay Dividends

We paid quarterly dividends on our common stock of $.17 per share, which resulted in financing cash outflows of $41.2 million for the first nine months of 2007.

Repurchase Our Common Stock

We repurchased 2,194,600 shares of our common stock in the first nine months of 2007.

Operating Cash Flows

Cash from operations is our primary source of funds and increased $45.8 million for the nine months ended September 30, 2007 compared to the previous year.  The increase in operating cash flows is primarily due to decreased 2006 net income attributable to our settlement with the SEC, the New York Attorney General and the Kansas Securities Commission regarding market timing allegations that resulted in a charge of $55 million.

During the nine month period ended September 30, 2007 we made a $5.0 million contribution to the non-contributory retirement plan.  We anticipate that our contribution to this plan for the remainder of 2007 will also be made from cash generated from operations and will be in the range of $0 to $5.0 million.

Investing Cash Flows

Investing activities in the first nine months of 2007 consisted of proceeds from the sale of available-for-sale investment securities, purchases of available-for-sale investment securities, additions to property and equipment for the purchase of leasehold improvements and computer software, and capitalization of software development costs during the period. In the first nine months of 2006, proceeds from the sale or maturity of available-for-sale investment securities were offset by purchases of available-for-sale investment securities and capital expenditures, mainly for home office expansion, data processing equipment, computer software and software development.

Financing Cash Flows

As noted previously, dividends and stock repurchases accounted for a majority of our financing cash outflows in the first nine months of 2007.  We repurchased 933,229 shares of our common stock in the first nine months of 2006.

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

In 2005, we entered into a three year revolving credit facility with various lenders, which initially provides for borrowings of up to $200 million. Borrowings under the credit facility bear interest at various rates including adjusted LIBOR or an alternate base rate plus, in each case, an incremental margin based on the Company’s credit rating. The credit facility also provides for a facility fee on the daily aggregate amount of commitment under the revolving facility (whether or not utilized). The facility fee is also based on the Company’s credit rating level. The credit facility contains financial covenants with respect to leverage and interest coverage, both of which we were in compliance with through the third quarter of 2007. At September 30, 2007, there were no borrowings outstanding under the credit facility.

Future Capital Requirements

We expect significant uses of cash in 2007 to include expected dividend payments, interest payments on outstanding debt, income tax payments, share repurchases, payment of deferred commissions to our financial advisors and third parties, capital expenditures, pension funding and home office leasehold improvements and could include strategic acquisitions.  Management believes its available cash, marketable securities and expected cash flow from operations will be sufficient to fund its operating and capital requirements for 2007.  We may continue to repurchase shares of our common stock from time to time, as management deems appropriate. Share repurchases should be financed by our available cash and investments and/or cash from operations.

Long-term capital requirements could include capital expenditures for enhancement of technology infrastructure and home office improvements, strategic acquisitions, payment of dividends, income tax payments, seed money for new products, payment of upfront fund commissions for fee-based products, Class B shares and Class C shares, and repurchases of our common stock.

Critical Accounting Policies and Estimates

Management believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.  Due to the implementation of FIN 48, we modified our critical accounting policy related to accounting for income taxes, which is listed below.  The Company’s other critical accounting policies and estimates are disclosed in the “Critical Accounting Policies and Estimates” section of our 2006 Form 10-K.

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

Accounting for Income Taxes

Income tax expense is based on pre-tax financial accounting income, including adjustments made for the recognition or derecognition related to uncertain tax positions.  The recognition or derecognition of income tax expense related to uncertain tax positions is determined under the guidance as prescribed by FIN 48.  Deferred tax assets and liabilities are recognized for the future tax attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

Supplemental Information

	Third	Third		Year to	Year to
	Quarter	Quarter		Date	Date
	2007	2006	Change	2007	2006	Change
Redemption rates - long term (annualized)
Advisors	8.8%	9.0%		9.5%	9.3%
Wholesale	17.9%	21.5%		19.1%	21.1%
Institutional	28.4%	21.4%		31.0%	21.1%
Total	14.1%	13.7%		15.2%	13.6%

Sales per advisor (000’s) (1)
Total	296	233	27.0%	852	760	12.1%
2+ Years (2)	439	327	34.3%	1,242	1,116	11.3%
0 to 2 Years (3)	91	72	26.4%	221	194	13.9%

Gross production per advisor (000’s)	15.2	14.8	2.7%	47.2	46.3	1.9%

Number of financial advisors (1)	2,273	2,276	-0.1%	2,273	2,276	-0.1%
Average number of financial advisors (1)	2,222	2,272	-2.2%	2,190	2,301	-4.8%

Number of shareholder accounts (000’s)	3,142	2,833	10.9%	3,142	2,833	10.9%

Number of shareholders	696,139	653,810	6.5%	696,139	653,810	6.5%

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

Item 1A.       Risk Factors

The Company has had no significant changes to its Risk Factors from those previously reported in the Company’s 2006
Form 10-K.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information about the shares of common stock we repurchased during the second quarter of 2007.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program

July 1 - July 31	52,663	$25.51	52,663	n/a	(1)
August 1 - August 31	407,731	23.75	407,731	n/a	(1)
September 1 - September 30	75,000	23.99	75,000	n/a	(1)

Total	535,394	$23.96	535,394

(1)          On August 31, 1998, we announced that our Board of Directors approved a program to repurchase shares of our common stock on the open market.  Under the repurchase program, we are authorized to repurchase, in any seven-day period, the greater of (i) 3% of our outstanding common stock or (ii) $50 million of our common stock.  We may repurchase our common stock through the New York Stock Exchange, other national or regional market systems, electronic communication networks or alternative trading systems such as POSIT, during regular or after-hours trading sessions.  POSIT is an alternative trading system that uses passive pricing to anonymously match buy and sell orders.  To date, we have not used electronic communication networks or alternative trading systems to repurchase any of our common stock and do not intend to use such networks or systems in the foreseeable future. Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased.  During the third quarter of 2007, all stock repurchases were made pursuant to this repurchase program.  Of the total number of share repurchases in the third quarter of 2007, 524,600 were repurchased in the open market, 2,663 shares were purchased in connection with funding employee income tax withholding obligations arising from the vesting of nonvested shares and 7,121 were mature shares from stock incentive plan participants to cover the strike price of options exercised in connection with a Stock Option Restoration Program (the “SORP”).  In addition, 1,010 newly issued shares from the SORP exercise were repurchased from the participants to cover their statutory minimum tax withholdings.

Item 6.          Exhibits

10.1	Form of Restricted Stock Award Agreement for awards to Employees pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated.*

10.2	Form of Restricted Stock Award Agreement for awards to Non-Employee Directors pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated.*

10.3	Form of Restricted Stock Award Agreement for awards pursuant to the Waddell & Reed Financial, Inc. 1998 Executive Stock Award Plan, as amended and restated.*

10.4	Form of Restricted Stock Award Agreement for awards pursuant to the Waddell & Reed Financial, Inc. 1998 Non-Employee Director Stock Award Plan, as amended and restated.*

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

* Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 23rd day of October 2007.

WADDELL & REED FINANCIAL, INC.

By:	/s/ Henry J. Herrmann
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Daniel P. Connealy

Senior Vice President

and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Brent K. Bloss

Senior Vice President - Finance

and Treasurer

(Principal Accounting Officer)