Form 10-K
period 2007-12-31
WADDELL & REED FINANCIAL INC
filed 2008-02-29
CIK 1052100

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

None
(Title of class)

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES ☒    NO ☐

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES ☐    NO ☒ .

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐.

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.    (    )

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☐
(Do not check if a smaller reporting company)

        Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒.

        The aggregate market value of the voting and non-voting common stock equity held by non-affiliates (i.e. persons other than officers, directors and stockholders holding greater than 5% of the registrant's common stock) based on the closing sale price on June 30, 2007 was $1.739 billion.

        Shares outstanding of each of the registrant's classes of common stock as of February 22, 2008 Class A common stock, $.01 par value: 86,222,611

DOCUMENTS INCORPORATED BY REFERENCE

        In Part III of this Form 10-K, portions of the definitive proxy statement for the 2008 Annual Meeting of Stockholders to be held April 9, 2008.

Index of Exhibits (Pages 85 through 89)
Total Number of Pages Included Are 89

WADDELL & REED FINANCIAL, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2007

PART I

ITEM 1.    Business

General

        Waddell & Reed Financial, Inc. (hereinafter referred to as the "Company," "we," "our" or "us") is a corporation, incorporated in the state of Delaware in 1981, that conducts business through its subsidiaries. Founded in 1937, we are one of the oldest mutual fund complexes in the United States, having introduced our largest family of mutual funds, the Waddell & Reed Advisors Group of Mutual Funds (the "Advisors Funds") in 1940. We launched our Ivy Funds in 2003 in an effort to expand our distribution to third-party outlets. As of December 31, 2007, we had $64.9 billion in assets under management and approximately 3.3 million mutual fund shareholder accounts owned by individuals, plans or omnibus accounts at third parties.

        We derive our revenues primarily from providing investment management, investment product underwriting and distribution, and shareholder services administration to mutual funds and institutional and separately managed accounts. Investment management fees are based on the amount of average assets under management and are affected by sales levels, financial market conditions, redemptions and the composition of assets. Underwriting and distribution revenues consist of commissions derived from sales of investment and insurance products, Rule 12b-1 asset-based service and distribution fees, distribution fees on certain variable products, fees earned on fee-based asset allocation products, and related advisory services. The products sold have various commission structures and the revenues received from product sales vary based on the type and amount sold.

        We operate our business through three distinct distribution channels. Our retail products are distributed through our sales force of registered financial advisors (the "Advisors channel") or through third-parties such as other broker/dealers, registered investment advisors (including the retirement advisors of the Legend group of subsidiaries ("Legend")) and various retirement platforms, (collectively, the "Wholesale channel"). We also market our investment advisory services to institutional investors, either directly or through consultants (the "Institutional channel").

        In the Advisors channel, our sales force consists of 2,293 financial advisors who focus their efforts primarily on the sale of investment products advised by the Company. We compete primarily with smaller broker/dealers and independent financial advisors, as well as a span of other financial providers. Assets under management acquired through this channel were $34.6 billion at December 31, 2007.

        Our Wholesale channel efforts include retail fund distribution through broker/dealers (the largest method of distributing mutual funds for the industry), registered investment advisors (fee-based financial advisors who generally sell mutual funds through financial supermarkets) and retirement platforms (401(k) platforms using multiple managers). A team of 34 national wholesalers lead the efforts in this channel. Assets under management acquired through this channel were $21.5 billion at the end of 2007.

        Through our Institutional channel we manage assets for defined benefit pension plans, other investment companies (as a subadvisor), defined contribution plans, endowments and high net worth clients. Assets under management acquired through the Institutional channel were $8.8 billion at December 31, 2007.

Organization

        We operate our investment advisory business through our subsidiary companies, primarily Waddell & Reed Investment Management Company ("WRIMCO"), a registered investment adviser and Ivy Investment Management Company ("IICO"), the registered investment adviser for Ivy Funds, Inc. and the Ivy Funds portfolios (collectively, the "Ivy Funds"). Other investment advisory subsidiaries include Legend Advisory Corporation (the registered investment adviser for Legend) and Austin, Calvert & Flavin, Inc. ("ACF").

        Our underwriting and distribution business operates through three broker/dealers: Waddell & Reed, Inc. ("W&R"), Ivy Funds Distributor, Inc. ("IFDI") and Legend Equities Corporation ("LEC"). W&R is a registered broker/dealer and investment adviser that acts primarily as the national distributor and underwriter for shares of Advisors Funds and the distributor of variable annuities and other insurance products issued by Nationwide Life Insurance Company, a subsidiary of Nationwide Financial Services, Inc. ("Nationwide"), Minnesota Life Insurance Company ("Minnesota Life"), a subsidiary of Securian Financial Group, Inc. ("Securian"), and others. In addition, W&R is the fifth largest distributor of our Ivy Funds. IFDI, a registered broker/dealer, is the distributor and underwriter for the Ivy Funds. LEC is the registered broker/dealer for Legend, a mutual fund distribution and retirement planning subsidiary based in Palm Beach Gardens, Florida. Through its network of 462 financial advisors, Legend serves primarily employees of school districts and other not-for-profit organizations.

        Waddell & Reed Services Company ("WRSCO") provides transfer agency and accounting services to the Advisors Funds, the Ivy Funds, W&R Target Funds, Inc. (the "Target Funds") and Waddell & Reed InvestEd Portfolios, Inc., our college savings plan ("InvestEd"). W&R, WRIMCO, WRSCO, ACF, Legend, IICO and IFDI are hereafter collectively referred to as the "Company," "we," "us" or "our" unless the context requires otherwise.

Investment Management Operations

        Our investment advisory business provides one of our largest sources of revenues and profits. We earn investment management fee revenues by providing investment advisory and management services pursuant to an investment management agreement with each fund within the Advisors Funds family, the Ivy Funds families, the Target Funds family, and InvestEd, (collectively, the "Funds"). While the specific terms of the agreements vary, the basic terms are similar. The agreements provide that we render overall investment management services to each of the Funds, subject to the oversight of each Fund's board of directors/trustees and in accordance with each Fund's fundamental investment objectives and policies. The agreements permit us to enter into separate agreements for shareholder services or accounting services with each respective Fund.

        Each Fund's board of directors/trustees, including a majority of the directors/trustees who are not "interested persons" of the Fund or the Company within the meaning of the Investment Company Act of 1940, as amended (the "ICA") ("disinterested members") and the Fund's shareholders must approve the investment management agreement between the respective Fund and the Company. These agreements may continue in effect from year to year if specifically approved at least annually by (i) the Fund's board, including a majority of the disinterested members, or (ii) the vote of a majority of both the shareholders of the Fund and the disinterested members of each Fund's board, each vote being cast in person at a meeting called for such purpose. Each agreement automatically terminates in the event of its assignment, as defined by the ICA or the Investment Advisers Act of 1940, as amended, (the "Advisers Act"), and may be terminated without penalty by any Fund by giving us 60 days' written notice if the termination has been approved by a majority of the Fund's directors/trustees or the Fund's shareholders. We may terminate an investment management agreement without penalty on 120 days' written notice.

        In addition to performing investment management services for the Funds, we act as an investment adviser for institutional and other private investors and we provide subadvisory services to other investment companies. Our fee for these services is generally based on a percentage of assets under management. Such services are provided pursuant to various written agreements.

        Our investment management effort has a strong foundation based upon its people and resources. We have 67 investment professionals including a team of 30 portfolio managers who average 19 years of industry experience and 13 years of tenure with the Company. They have substantial resources available to them, including the efforts of internal equity and fixed income analysts who conduct primary fundamental research and attend numerous on and off-site meetings annually with management of the companies in which they invest. In addition, we use research provided by brokerage firms and independent outside consultants. Portfolio managers participate in a collaborative process that blends their individual accountability with the ideas of their peers which, when backed by an intensive research capability, supports our efforts to deliver consistent, long-term performance. Our investment management team also includes a premier group of subadvisors who bring similar investment philosophies and additional expertise in specific asset classes.

        We have significant experience in virtually all major asset classes, several specialized asset classes and a range of investment styles. Our ending assets under management are summarized below by broad asset class, many of which incorporate multiple investment styles.

Ending Assets Under Management by Broad Asset Class

	December 31, 2007
	Ending Assets	Percentage of Total
	(in millions)
Investment Style:
Balanced & Flexible	$14,317	22%
Narrowly Diversified	13,236	20%
Large Capitalization Growth Equities	8,965	14%
Large Capitalization Core Equities	7,019	11%
International Equities	4,902	8%
Small Capitalization Growth Equities	4,070	6%
Taxable Investment Grade Fixed Income	2,836	4%
Multi-Capitalization Core Equities	2,039	3%
Value Equities	2,024	3%
Middle Capitalization Growth Equities	1,655	3%
High Yield Fixed Income	1,378	2%
Money Market	1,306	2%
Tax Exempt Fixed Income	1,038	2%
Other	83	0%

Total	$64,868	100%

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

Investment Management Products

        Our mutual fund families offer a wide variety of investment options. We are the exclusive underwriter and distributor of 72 registered open-end mutual fund portfolios, including 21 portfolios in the Advisors Funds family, 28 portfolios in the Ivy Funds families, 20 portfolios in the Target Funds family and three portfolios in InvestEd. The Advisors Funds, variable products offering the Target Funds, and InvestEd are offered primarily through our financial advisors and Legend advisors; in some circumstances, certain of these funds are also offered through the Wholesale channel. The Ivy Funds are offered through both our Advisors channel and Wholesale channel. The Funds' assets under management are included in either our Advisors channel or our Wholesale channel depending on who marketed the client account or is the broker of record.

Other Products

        Pursuant to general agency arrangements with Nationwide and Minnesota Life, we distribute certain of their variable annuity products, which offer the Target Funds as an investment vehicle. We also offer our customers retirement and life insurance products underwritten by Nationwide and Minnesota Life. Through our insurance agency subsidiaries, our financial advisors also sell life insurance and disability products underwritten by various carriers through a general agency arrangement with BISYS Insurance Services, Inc.

        In addition, we offer asset allocation investment advisory products, including Managed Allocation Portfolio ("MAP") and Strategic Portfolio Allocation ("SPA"), which are comprised of our Funds. MAP is comprised of two mutual fund asset allocation programs, MAP and MAP Plus, that offer clients a selection of traditional asset allocation models, as well as features such as systematic rebalancing and client participation in determining (to a limited extent) asset allocation across asset classes. MAP and MAP Plus are fee-based mutual fund asset allocation programs, structured to provide advisors and clients with advisory services, a pricing option competitive with other firms' fee-based products, and flexibility to allow advisors to assist clients in selecting underlying funds based upon their individual needs. MAP Plus was introduced in the second quarter of 2007 along with a reintroduction of MAP, to include additional financial planning modules as a bundled offering. As of December 31, 2007 our clients have over $1 billion invested in the MAP and MAP Plus products. These assets are included in our mutual fund assets under management disclosed elsewhere.

        Using a variety of funds ranging from money market and fixed income funds to domestic and international equity funds, SPA is a predictive, dynamic asset allocation system that reallocates asset classes within model portfolios. Clients investing assets in SPA can choose from five available model portfolios with objectives ranging from conservative to aggressive, based on their investment objectives, goals, risk tolerance and other factors.

        A primary difference between MAP and SPA is that advisors assist clients in selecting the underlying mutual funds within MAP models in accordance with pre-established ranges, whereas for SPA, the Company's Investment Policy Committee determines the model compositions.

Underwriting and Distribution

        We earn underwriting and distribution fee revenues primarily by distributing the Funds pursuant to an underwriting agreement with each Fund (except the Target Funds as explained below) and, to a lesser extent, by distributing mutual funds offered by other companies not affiliated with us. Pursuant to each agreement, we offer and sell the Funds' shares on a continuous basis (open-end funds) and pay certain costs associated with underwriting and distributing the Funds, including the costs of developing and producing sales literature and printing of prospectuses, which may be either partially or fully reimbursed by the Funds. The Funds are sold in various classes that are structured in ways that conform to industry standards (i.e., "front-end load," "back-end load," "level-load" and institutional).

        When a client purchases Class A shares (front-end load), the client pays an initial sales charge of up to 5.75% of the amount invested. The sales charge for Class A shares typically declines as the investment amount increases. In addition, investors may combine their purchases of all fund shares to qualify for a reduced sales charge. Class A shares purchased at net asset value are assessed a 1% contingent deferred sales charge ("CDSC") if the shares are redeemed within 12 months of purchase. When a client purchases Class B shares (back-end load), we do not charge an initial sales charge, but we do charge a CDSC upon early redemption of shares, up to 5% of the lesser of the current market net asset value or the purchase cost of the redeemed shares in the first year and declining to zero for shares held for more than six years. Class B shares convert to Class A shares after eight years. When a client purchases Class C shares (level-load), we do not charge an initial sales charge, but we do charge investors who redeem their Class C shares in the first year a CDSC of 1% of the current market net asset value or the purchase cost of the shares redeemed, whichever is less.

        Under a Rule 12b-1 service plan, the Funds may charge a maximum fee of 0.25% of the average daily net assets under management as compensation or reimbursement for expenses paid to broker/dealers and other sales professionals in connection with providing ongoing services to the Funds' shareholders and/or maintaining the Funds' shareholder accounts. The Funds' Class B and Class C shares may charge a maximum of 0.75% of the average daily net assets under management under a Rule 12b-1 distribution plan as either compensation or reimbursement to broker/dealers and other sales professionals for their services in connection with distributing shares of that class. The Rule 12b-1 plans are subject to annual approval by the Funds' board of directors/trustees, including a majority of the disinterested members, by votes cast in person at a meeting called for the purpose of voting on such approval. All Funds may terminate the service plan at any time with approval of fund directors or portfolio shareholders (a majority of either) without penalty.

        We distribute variable products offering the Target Funds as investment vehicles pursuant to general agency arrangements with Nationwide and Minnesota Life and receive commissions, marketing allowances and other compensation as stipulated by such agreements. In connection with these arrangements, the Target Funds are offered and sold on a continuous basis.

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

Distribution Channels

        We distribute our investment products through the Advisors, Wholesale and Institutional channels.

Advisors Channel

        Our advisors sell investment products primarily to middle-income and mass affluent individuals, families and businesses across the country in geographic markets of all sizes. We assist clients on a wide range of financial issues with a significant focus on helping them plan, generally, for long-term investments such as retirement and education and offer one-on-one consultations that emphasize long-term relationships through continued service. As a result of this approach, this channel has developed a loyal customer base with clients maintaining their accounts significantly longer than the industry average. The redemption rate in the Advisors channel for the year ended December 31, 2007 was 9.1%, compared to the industry average of 22.3%, as derived from statistics provided by the Investment Company Institute ("ICI").

        Our sales force consisted of 2,293 financial advisors, including 169 district managers and 176 district supervisors as of December 31, 2007. Eight regional vice presidents and 101 managing principals oversee this sales force, which operates out of 170 offices located throughout the United States. This sales force also occupies 333 individual advisor offices. We believe, based on industry data, that our financial advisors are currently one of the largest sales forces in the United States selling primarily mutual funds, and that W&R, our broker/dealer subsidiary, ranks among the largest independent broker/dealers. As of December 31, 2007, our Advisors channel had approximately 720,000 mutual fund customers with an average investment of $68,000 and approximately 80,000 variable account customers with an average investment of $63,000.

        The following table illustrates commissionable investment product sales by our financial advisors (including InvestEd) for the years ended December 31, 2007, 2006 and 2005. Sales are shown gross of commissions and exclude sales by Legend advisors, sales of money market funds, non-proprietary funds, insurance products, and mutual funds sold at net asset value for which we receive no commission.

	2007	2006	2005
	(in millions)
Front-end load sales	$1,406	1,700	1,370
Variable annuity products	464	331	297

Front-load product total	1,870	2,031	1,667
Deferred-load sales	134	186	203
Fee-based allocation products	628	59	31

Total advisor sales	$2,632	2,276	1,901

        As of December 31, 2007, 40% of our financial advisors have been with us for more than five years and 24% for more than ten years. Our New Advisor Career Transition program(s), designed to meet the needs of the different audiences from which we recruit, such as college graduates, career changers and industry experienced professionals, provide our new advisors with a unique transition experience until they can develop the skills and client base necessary to earn a stable income from commissions alone. These programs have played an important role in advisor retention and have contributed to an increase in the average productivity of our new associates. In addition, the introduction of a Sales Incentive Dashboard to this channel in 2007 has made it easier for field leaders and advisors to keep track of their sales results daily with web based sales data. We also undertook technology initiatives in 2007 that will allow us to provide our clients consolidated statements and more robust brokerage capabilities. We believe this effort will support the retention of existing advisors and our recruiting efforts, including those aimed at experienced advisors. Sales per advisor (investment product sales divided by the average number of advisors) were $1.2 million, $994 thousand and $776 thousand, for the years ended December 31, 2007, 2006 and 2005, respectively. Growth in this metric is important to our company since investment product sales are invested in our Funds' assets.

        Gross production per advisor is an additional method of measuring advisor productivity that is more closely aligned with industry standard methods, which use gross commissions per sales representative to measure productivity. For purposes of this measure, gross production consists of front-end load sales and distribution fee revenues, as it would be received from an underwriter, from sales of both our Funds and other mutual funds. It also includes fee revenues from our asset allocation products and financial plans, and commission revenues earned on insurance products. This measure excludes underwriting fee revenues, Rule 12b-1 service fee revenues, variable annuity distribution fee revenues and all revenues related to Class Y shares, all of which do not relate to the distribution activities of our financial advisors. Gross production per advisor was $64.7 thousand, $61.8 thousand and $53.5 thousand for the years 2007, 2006 and 2005, respectively.

Wholesale Channel

        Our Wholesale channel consists of sales garnered through various third-party distribution outlets and Legend advisors. In an effort to accelerate sales growth, we have focused on expanding our Wholesale distribution efforts over the past four years. Our launch into this channel included acquiring Mackenzie Investment Management Inc. ("MIMI") in 2002 and entering into a strategic alliance agreement with Securian in 2003. MIMI was a Florida-based investment management subsidiary of Toronto-based Mackenzie Financial Corporation ("MFC") and adviser of the Ivy Funds sold in the United States. As part of our strategic alliance with Securian, we agreed to become the investment adviser for substantially all equity assets managed by Advantus Capital Management, Inc. ("Advantus"), a subsidiary of Securian and an affiliate of Minnesota Life, and to acquire the assets of Securian's Advantus Funds.

        As a result of an increased demand for our funds in our Wholesale channel due to strong investment and sales performance and assets gained through acquisitions, our assets under management from the Wholesale channel have increased from $3.8 billion at December 31, 2003 to $21.5 billion at December 31, 2007, including $9.0 billion in assets that are subadvised by other managers.

        The following table summarizes certain components of the changes in the Wholesale channel's assets under management for the last three fiscal years.

	2007	2006	2005
	(in millions)
Sales (net of commissions)	9,470	4,541	2,347
Redemptions	(2,795)	(1,915)	(1,149)

Net Sales	6,675	2,626	1,198

Market Appreciation	3,894	1,263	738
Ending Assets Under Management	21,537	10,819	6,729

        During 2007, we achieved significant growth in mutual fund sales through wholesale distribution and built on our presence in the wholesale market. We continued to expand our team of national wholesalers, reaching a total of 34 by year-end. Throughout 2007, the Ivy Funds family increased its presence in a number of broker/dealer platforms. These third parties have a client relationship with, and maintain an account for, the investors. Typically, investors purchase our investment products at the suggestion of third parties, thereby expanding our opportunities to gain new investors. Our efforts focus principally on distributing the Ivy Funds through three segments: broker/dealers (the largest method of distributing mutual funds for the industry and for us), retirement platforms (401(k) platforms using multiple managers) and registered investment advisors (fee-based financial advisors who generally sell institutional class mutual funds through financial supermarkets).

        Legend advisors distribute our Funds, along with mutual funds managed by other investment companies, through Legend's retirement advisor sales force. At December 31, 2007, Legend had 462 registered retirement advisors in 95 offices, which are primarily individual advisor offices, located mainly in the eastern part of the United States. These retirement advisors are not included in the discussion of our financial advisors, nor in disclosures of the number of advisors we have licensed. For the years ended December 31, 2007, 2006 and 2005, Legend advisors sold $74.2 million, $74.0 million and $67.7 million of our mutual funds, respectively. For the years ended December 31, 2007, 2006 and 2005, Legend also sold $363.5 million, $382.5 million and $379.7 million, respectively, of unaffiliated mutual funds. Sales per Legend advisor were $890 thousand in 2007 and Legend had $5.1 billion of client assets under administration as of December 31, 2007.

Institutional Channel

        WRIMCO and ACF market their investment advisory services to institutions directly or through consultants that assist with the manager selection process. Most of our institutional business is in defined benefit pension plans and subadvised mutual funds. A significant amount of assets are also managed for defined contribution pension plans, foundations, endowments, Taft-Hartley plans, high-net worth individuals and insurance company general accounts. During the past two years, our institutional asset flows were negatively impacted by underperformance at ACF, although we maintain a solid reputation in the institutional asset management business, built on a good performance record and on our investment style, which over time has brought steady and consistent results.

        Over the past five years, we have expanded our distribution efforts in this channel by entering into additional subadvisory agreements with certain strategic partners. As part of the December 16, 2002 acquisition of MIMI's business, we entered into new subadvisory and marketing agreements extending

MFC's subadvisory agreements with IICO and providing us with additional investment management opportunities in Canada. Pursuant to these subadvisory agreements, we receive investment management fees covering multiple funds. The subadvisory agreement with MFC expires in 2008 and is renewable on an annual basis.

        Through our strategic alliance agreement with Securian, we agreed to become investment adviser for substantially all equity assets managed by Advantus. In addition, the Company manages as separate accounts certain actively managed equities in the Minnesota Life and Securian Holding Company general accounts.

        We also have a subadvisory relationship with Pictet & Cie of Switzerland, initially established in mid-2006, that employs our large-cap investment style. Assets under management for Pictet & Cie grew to $1.3 billion by December 31, 2007.

Service Agreements

        We earn service fee revenues by providing various services to the Funds and their shareholders pursuant to shareholder servicing and accounting service agreements with each Fund. Pursuant to the shareholder servicing agreements, we perform shareholder servicing functions for which the Funds pay us a monthly fee, including: maintaining shareholder accounts; issuing, transferring and redeeming shares; distributing dividends and paying redemptions; furnishing information related to the Funds; and handling shareholder inquiries. Pursuant to the accounting service agreements, we provide the Funds with bookkeeping and accounting services and assistance for which the Funds pay us a monthly fee, including: maintaining the Funds' records; pricing Fund shares; and preparing prospectuses for existing shareholders, proxy statements and certain other shareholder reports.

        These agreements may be adopted or amended with the approval of the disinterested members of each Fund's board of directors/trustees and have annually renewable terms of one year.

Regulation

        The securities industry is subject to extensive regulation and virtually all aspects of our business are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to protect investment advisory clients and shareholders of registered investment companies. Under such laws and regulations, agencies and organizations that regulate investment advisers, broker/dealers, and transfer agents like us have broad administrative powers, including the power to limit, restrict or prohibit an investment adviser, broker/dealer or transfer agent from carrying on its business in the event that it fails to comply with applicable laws and regulations. In such event, the possible sanctions that may be imposed include, but are not limited to, the suspension of individual employees or agents, limitations on engaging in certain lines of business for specified periods of time, censures, fines and the revocation of investment adviser and other registrations.

        The Securities and Exchange Commission (the "SEC") is the federal agency responsible for the administration of federal securities laws. Certain of our subsidiaries are registered with the SEC as investment advisers under the Advisers Act, which imposes numerous obligations on registered investment advisers including, among other things, fiduciary duties, record-keeping and reporting requirements, operational requirements and disclosure obligations, as well as general anti-fraud prohibitions. Investment advisers are subject to periodic examination by the SEC, and the SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act, ranging from censure to termination of an investment adviser's registration.

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

        We derive a large portion of our revenues from investment management agreements. Under the Advisers Act, our investment management agreements terminate automatically if assigned without the client's consent. Under the ICA, investment advisory agreements with registered investment companies such as the Funds terminate automatically upon assignment. The term "assignment" is broadly defined and includes direct assignments, as well as assignments that may be deemed to occur, under certain circumstances, upon the transfer, directly or indirectly, of a controlling interest in the Company.

        The Company is also subject to federal and state laws affecting corporate governance, including the Sarbanes-Oxley Act of 2002 ("S-OX"), as well as rules adopted by the SEC. As a New York Stock Exchange (the "NYSE") listed company, we are also subject to the rules of the NYSE, including the corporate governance listing standards approved by the SEC.

        Three of our subsidiaries, W&R, LEC and IFDI, are also registered as broker/dealers with the SEC and the states. Much of the regulation of broker/dealers has been delegated by the SEC to self-regulatory organizations, principally the Municipal Securities Rulemaking Board and the Financial Industry Regulatory Authority ("FINRA"), which is the primary regulator of our broker/dealer activities. These self-regulatory organizations adopt rules (subject to approval by the SEC) that govern the industry and conduct periodic examinations of our operations over which they have jurisdiction. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. Broker/dealers are subject to regulations that cover all aspects of the securities business, including sales practices, market making and trading among broker/dealers, the use and safekeeping of clients' funds and securities, capital structure, record-keeping, and the conduct of directors, officers and employees. Violation of applicable regulations can result in the revocation of broker/dealer licenses, the imposition of censures or fines, and the suspension or expulsion of a firm, its officers or employees.

        W&R, LEC and IFDI are also each subject to certain net capital requirements pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Uniform Net Capital Rule 15c3-1 of the Exchange Act (the "Net Capital Rule") specifies the minimum level of net capital a registered broker/dealer must maintain and also requires that part of its assets be kept in a relatively liquid form. The Net Capital Rule is designed to ensure the financial soundness and liquidity of broker/dealers. Any failure to maintain the required minimum net capital may subject us to suspension or revocation of our registration or other limitations on our activity by the SEC, and suspension or expulsion by FINRA or other regulatory bodies, and ultimately could require the broker/dealer's liquidation. The maintenance of minimum net capital requirements may also limit our ability to pay dividends. As of December 31, 2007, 2006 and 2005, net capital for W&R, LEC and IFDI exceeded all minimum requirements.

        Pursuant to the requirements of the Securities Investor Protection Act of 1970, W&R and LEC are members of the Securities Investor Protection Corporation (the "SIPC"). IFDI is not a member of the SIPC. The SIPC provides protection against lost, stolen or missing securities (but not loss in value due to a rise or fall in market prices) for clients in the event of the failure of a broker/dealer. Accounts are protected up to $500,000 per client with a limit of $100,000 for cash balances. However, since the Funds, and not our broker/dealer subsidiaries, maintain customer accounts, SIPC protection would not cover mutual fund shareholders.

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

        In 2004, we implemented compliance with Section 404 of S-OX. Our related report on internal controls over financial reporting for 2007 is included in Part I, Item 9A.

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

Competition

        The financial services industry is a highly competitive global industry. According to the ICI, at the end of 2007 there were more than 8,700 open-end investment companies of varying sizes, investment policies and objectives whose shares are being offered to the public in the United States alone. Factors affecting our business include brand recognition, business reputation, investment performance, quality of service and the continuity of both client relationships and assets under management. A majority of mutual fund sales go to funds that are highly rated by a small number of well-known ranking services that focus on investment performance. Competition is based on distribution methods, the type and quality of shareholder services, the success of marketing efforts and the ability to develop investment products for certain market segments to meet the changing needs of investors, and to achieve competitive investment management performance.

        We compete with hundreds of other mutual fund management, distribution and service companies that distribute their fund shares through a variety of methods, including affiliated and unaffiliated sales forces, broker/dealers and direct sales to the public of shares offered at a low or no sales charge. Many larger mutual fund complexes have significant advertising budgets and established relationships with brokerage houses with large distribution networks, which enable these fund complexes to reach broad client bases. Many investment management firms offer services and products similar to ours, as well as other independent financial advisors. We also compete with brokerage and investment banking firms, insurance companies, commercial banks and other financial institutions and businesses offering other financial products in all aspects of their businesses. Although no single company or group of companies consistently dominates the mutual fund management and services industry, many are larger than us, have greater resources and offer a wider array of financial services and products. We believe that competition in the mutual fund industry will increase as a result of increased flexibility afforded to banks and other financial institutions to sponsor mutual funds and distribute mutual fund shares. Additionally, barriers to entry into the investment management business are relatively few, and thus, we face a potentially growing number of competitors, especially during periods of strong financial and economic markets.

        The distribution of mutual funds and other investment products has undergone significant developments in recent years, which has intensified the competitive environment in which we operate. These developments include the introduction of new products, increasingly complex distribution systems with multiple classes of shares, the development of Internet websites providing investors with the ability to invest on-line, the introduction of sophisticated technological platforms used by financial advisors to sell and service mutual funds for their clients, the introduction of separately managed accounts—previously available only to institutional investors—to individuals, and growth in the number of mutual funds offered. We believe our business model targets customers seeking personal assistance from financial advisors or planners where the primary competition is companies distributing products through a financial advisor or broker/dealer sales force. Our financial advisors compete primarily with large and small broker/dealers, independent financial advisors and insurance representatives. The market for financial planning and advice is extremely fragmented, consisting primarily of relatively small companies with fewer than 100 investment professionals. Competition is based on sales techniques, personal relationships and skills, and the quality of financial planning products and services offered.

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

Employees and Financial Advisors

        At December 31, 2007, we had 1,702 full-time employees, consisting of 937 home office employees, 145 employees of subsidiary companies in Florida and Texas, 101 managing principals, eight regional vice presidents, six associate managers, 160 field office support personnel, and 345 district managers and district supervisors; district managers and supervisors are counted as both employees and financial advisors.

        At December 31, 2007, our sales force was comprised of 2,293 financial advisors, including 1,948 financial advisors who are independent contractors and 345 district managers and district supervisors who are considered employees. In addition, Legend, which is a part of our Wholesale channel, had 462 retirement advisors considered to be independent contractors.

Available Information

        We file reports, proxy statements, and other information with the SEC, copies of which can be obtained from the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

        Reports we file electronically with the SEC via the SEC's Electronic Data Gathering, Analysis and Retrieval system ("EDGAR") may be accessed through the Internet. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at www.sec.gov. The Company makes available free of charge our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports under the "Corporate" section of our internet website at www.waddell.com as soon as it is reasonably practical after such filing has been made with the SEC.

        Also available under the "Corporate" section is information on corporate governance. Stockholders have the ability to view our Corporate Code of Business Conduct and Ethics (the "Code of Ethics"), which applies to directors, officers and all employees of the Company; our Corporate Governance Guidelines; and the charters of key committees (including the Audit, Compensation and Nominating and Corporate Governance Committees). Printed copies of these documents are available to any stockholder upon request by calling the investor relations department at 1-800-532-2757. Any future amendments to or waivers of the Code of Ethics will be posted to our website, as required.

ITEM 1A. Risk Factors

        An Increasing Percentage Of Our Assets Under Management Are Distributed Through Our Wholesale Channel, Which Reflects Higher Redemption Rates Than Our Traditional Advisors Channel.    In recent years, we have focused on expanding distribution efforts relating to our Wholesale channel. The percentage of our assets under management in the Wholesale channel has increased from 10.4% at December 31, 2003 to 33.2% at December 31, 2007, and the percentage of our total sales represented by the Wholesale channel has increased from 16.5% for the year ended December 31, 2003 to 63.5% for the year ended December 31, 2007. The success of sales in our Wholesale channel depends upon our maintaining strong relationships with institutional accounts, certain strategic partners and our third party distributors. Many of those distribution sources also offer investors competing funds that are internally or externally managed, which could limit the distribution of our products. The loss of any of these distribution channels and the inability to continue to access new distribution channels could decrease our assets under management and adversely affect our results of operations and growth. We cannot assure you that these channels and their client bases will continue to be accessible to us. The loss or diminution of the level of business we do with those providers could have a material adverse effect on our business, especially with the high concentration of assets in certain funds in this channel. In addition, the Wholesale channel had redemption rates of 18.5% and 21.0% for the years ended December 31, 2007 and 2006, respectively, compared to redemption rates of 9.1% and 9.2% for our Advisors channel in the same periods, reflecting the higher rate of transferability of investment assets in the Wholesale channel.

        There May Be An Adverse Effect On Our Revenues And Earnings If Our Investors Remove The Assets We Manage On Short Notice.    Mutual fund investors may redeem their investments in our mutual funds at any time without any prior notice. Additionally, our investment management agreements with institutions and other non-mutual fund accounts are generally terminable upon relatively short notice. Investors can terminate their relationship with us, reduce their aggregate amount of assets under management, or shift their funds to other types of accounts with different rate structures for any number of reasons, including investment performance, changes in prevailing interest rates and financial market performance. The ability of our investors to accomplish this on short notice has increased materially due to the growth of assets in our Wholesale channel, and with the high concentration of assets in certain funds in this channel. The decrease in revenues that could result from any such event could have a material adverse effect on our business and earnings.

        There May Be Adverse Effects On Our Business And Earnings Upon The Termination Of, Or Failure To Renew, Certain Agreements.    A majority of our revenues are derived from investment management agreements with the Funds that, as required by law, are terminable on 60 days' notice. Each investment management agreement must be approved and renewed annually by the disinterested members of each Fund's board of directors/trustees or its shareholders, as required by law. Additionally, our investment management agreements provide for automatic termination in the event of assignment, which includes a change of control, without the consent of our clients and, in the case of the Funds, approval of the Funds' board of directors/trustees and shareholders to continue the agreements. The Company also has co-exclusive arrangements with Nationwide and Minnesota Life/Securian to distribute their variable annuities containing the Target Funds managed by the Company, which are currently set to expire in the fall of 2008, and our subadvisory agreement with MFC, which is renewable annually, expires in December 2008. There can be no assurances that our clients will consent to any assignment of our investment management agreements, or that those and other contracts will not be terminated or will be renewed on favorable terms, if at all, at their expiration and new agreements may not be available. Failure to renew the Minnesota Life/Securian arrangement could have an adverse impact on the strategic alliance agreement with Securian whereby we manage equity assets for their asset management affiliates. See "Business – Distribution Channels – Wholesale Channel, Institutional Channel." The decrease in revenues that could result from any such event could have a material adverse effect on our business and earnings.

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

        There Is No Assurance That New Information Systems Will be Implemented Successfully.    A number of the Company's key information technology systems were developed solely to handle the Company's particular information technology infrastructure. The Company is in the process of evaluating and implementing new information technology and systems that it believes could facilitate and improve our core businesses and our productivity. There can be no assurance that the Company will be successful in implementing the new information technology and systems or that their implementation will be completed in a timely or cost effective manner. Failure to implement or maintain adequate information technology infrastructure could impede our ability to support business growth.

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

        Regulatory Risk Is Substantial In Our Business And Non-Compliance With Regulations, Or Changes In Regulations, Could Have A Significant Impact On The Conduct Of Our Business And Our Prospects, Revenues And Earnings.    Our investment management and broker/dealer businesses are heavily regulated, primarily at the federal level. Non-compliance with applicable laws or regulations could result in sanctions being levied against us, including fines and censures, suspension or expulsion from a certain jurisdiction or market, or the revocation of licenses. Non-compliance with applicable laws or regulations could also adversely affect our reputation, prospects, revenues and earnings. In addition, changes in current legal, regulatory, accounting, tax or compliance requirements or in governmental policies could adversely affect our operations, revenues and earnings by, among other things, increasing expenses and reducing investor interest in certain products we offer. Additionally, our profitability could be affected by rules and regulations that impact the business and financial communities generally, including changes to the laws governing state and federal taxation.

        In recent years, allegations of late trading, market timing and selective disclosure of portfolio information in the mutual fund industry have prompted various legislative and regulatory proposals, some of which have been adopted by the SEC, the United States Congress, the legislatures in states in which we conduct operations and the various regulatory agencies that supervise our operations. In particular, new rules and regulations adopted by the SEC and FINRA place greater regulatory compliance and administrative burdens on us and could have a substantial impact on the regulation, operation and distribution of mutual funds, and could adversely affect our ability to distribute and retain the assets we manage and our revenues and net income. For example, recently adopted rules require investment advisers and mutual funds to adopt, implement, review and administer written policies and procedures reasonably designed to prevent violation of the federal securities laws. Similarly, public disclosure requirements applicable to mutual funds have become more stringent. We may require additional staff to satisfy these obligations, which would increase our operating expenses.

        Our Business Is Subject To Substantial Risk From Litigation, Regulatory Investigations And Potential Securities Laws Liability.    Many aspects of our business involve substantial risks of litigation, regulatory investigations and/or arbitration, and from time to time, we are involved in various legal proceedings in the course of operating our business. The Company is exposed to liability under federal and state securities laws, other federal and state laws and court decisions, as well as rules and regulations promulgated by the SEC, FINRA and other regulatory bodies. We, our subsidiaries, and/or certain of our past and present officers, have been named as parties in legal actions, regulatory investigations and proceedings, and securities arbitrations in the past and have been subject to claims alleging violation of such laws, rules and regulations, which have resulted in the payment of fines and settlements. An adverse resolution of any lawsuit, legal or regulatory proceeding or claim against us could result in substantial costs or reputational harm to the Company, and have a material adverse effect on the Company's business, financial condition or results of operations, which, in turn, may negatively affect the market price of our Class A common stock (our "common stock") and our ability to pay dividends. In addition to these financial costs and risks, the defense of litigation or arbitration may divert resources and management's attention from operations.

        Our Financial Advisors Are Classified As Independent Contractors, And Changes To Their Classification Costs May Increase Our Operating Expenses.    From time to time, various legislative or regulatory proposals are introduced at the federal or state levels to change the status of independent contractors' classification to employees for either employment tax purposes (withholding, social security, Medicare and unemployment taxes) or other benefits available to employees. Currently, most individuals are classified as employees or independent contractors for employment tax purposes based on 20 "common law" factors, rather than any definition found in the Internal Revenue Code or Internal Revenue Service regulations. We classify the majority of our financial advisors as independent contractors for all purposes, including employment tax and employee benefit purposes. There can be no assurance that legislative, judicial or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change the independent contractor/employee classification of those financial advisors currently doing business with us. The costs associated with potential changes, if any, with respect to these independent contractor classifications could have a material adverse effect on the Company, including our results of operations and financial condition, if we were unable to reflect them in our compensation arrangements with the financial advisors.

        Regulations Restricting The Use Of "Soft Dollars" Could Result In An Increase In Our Expenses.    On behalf of our mutual fund and investment advisory clients, we make decisions to buy and sell securities for each portfolio, select broker/dealers to execute trades, and negotiate brokerage commission rates. In connection with these transactions, we may receive "soft dollar credits" from broker/dealers that we can use to defray certain of our expenses. If regulations are adopted eliminating the ability of asset managers to use "soft dollars," our operating expenses could increase.

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

        We Have Substantial Intangibles On Our Balance Sheet, And Any Impairment Of Our Intangibles Could Adversely Affect Our Results of Operations And Financial Position.    At December 31, 2007, our total assets were approximately $893.8 million, of which approximately $228.4 million, or 26%, consisted of goodwill and identifiable intangible assets. We complete an ongoing review of goodwill and intangible assets for impairment on an annual basis or more frequently whenever events or a change in circumstances warrant. Important factors in determining whether an impairment of goodwill or intangible assets might exist include significant continued underperformance compared to peers, the likelihood of termination or non-renewal of a mutual fund advisory or subadvisory contract or substantial changes in revenues earned from such contracts, significant changes in our business and products, material and ongoing negative industry or economic trends, or other factors specific to each asset or subsidiary being tested. Because of the significance of goodwill and other intangibles to our consolidated balance sheets, the annual impairment analysis is critical. Any changes in key assumptions about our business and our prospects, or changes in market conditions or other externalities, could result in an impairment charge. Any such charge could have a material effect on our results of operations and financial position.

        The Terms Of Our Credit Facility Impose Restrictions On Our Operations That May Adversely Impact Our Prospects And The Operations Of Our Business.    There are no assurances that we will be able to raise additional capital if needed, which could negatively impact our liquidity, prospects and operations. We have entered into a three-year revolving credit facility with various lenders providing for total loans of $200.0 million. Under this facility, the lenders may, at their option upon our request, expand the facility to $300.0 million. We also utilize money market loans, which function similarly to commercial paper. At February 22, 2008, there was no balance outstanding under either the revolving credit facility or the money market loan program. The terms and conditions of our revolving credit facility and the money market loans impose restrictions that affect, among other things, our ability to incur additional debt, make capital expenditures and acquisitions, merge, sell assets, pay dividends and create or incur liens. Our ability to comply with the financial covenants set forth in our credit facility could be affected by events beyond our control, and there can be no assurance that we will achieve operating results that will comply with such terms and conditions, a breach of which could result in a default under our credit facility. In the event of a default, the banks could elect to declare the outstanding principal amount of our credit facility, all interest thereon, and all other amounts payable under our credit facility to be immediately due and payable.

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

        Potential Misuse Of Funds And Information In The Possession Of Our Employees And/Or Advisors Could Result In Liability To Our Clients, Subject Us To Regulatory Sanctions Or Otherwise Adversely Affect Our Revenues and Profitability.    Our business is based on the trust and confidence of our clients, for whom our financial advisors handle a significant amount of funds, as well as financial and personal information. Although we have implemented a system of controls to minimize the risk of fraudulent taking or misuse of funds and information, there can be no assurance that our controls will be adequate or that a taking or misuse by our employees or financial advisors can be prevented. We could be liable in the event of a taking or misuse by our employees or financial advisors and we could also be subject to regulatory sanctions. Although we believe that we have adequately insured against these risks, there can be no assurance that our insurance will be maintained or that it will be adequate to meet any liability. Any damage to the trust and confidence placed in us by our clients may cause assets under management to decline, which could adversely affect our revenues, financial condition, results of operations and business prospects.

        There Are No Assurances That We Will Pay Future Dividends Which Could Adversely Affect Our Stock Price.     The Waddell & Reed Financial, Inc. Board of Directors (the "Board of Directors") currently intends to continue to declare quarterly dividends on our common stock; however, the declaration and payment of dividends is subject to the discretion of our Board of Directors. Any determination as to the payment of dividends, as well as the level of such dividends, will depend on, among other things, general economic and business conditions, our strategic plans, our financial results and condition, and contractual, legal, and regulatory restrictions on the payment of dividends by us or our subsidiaries. We are a holding company and, as such, our ability to pay dividends is subject to the ability of our subsidiaries to provide us with cash. There can be no assurance that the current quarterly dividend level will be maintained or that we will pay any dividends in any future period(s). Any change in the level of our dividends or the suspension of the payment thereof could adversely affect our stock price.

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

        Our Holding Company Structure Results In Structural Subordination And May Affect Our Ability To Fund Our Operations And Make Payments On Our Debt.    We are a holding company and, accordingly, substantially all of our operations are conducted through our subsidiaries. As a result, our cash flow and our ability to service our debt, including $200 million of our senior notes, are dependent upon the earnings of our subsidiaries and the distribution of earnings, loans or other payments by our subsidiaries to us. Our subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts due on our debt or provide us with funds for our payment obligations, whether by dividends, distributions, loans or other payments. In addition, any payment of dividends, distributions, loans or advances to us by our subsidiaries could be subject to statutory or contractual restrictions. Payments to us by our subsidiaries will also be contingent upon our subsidiaries' earnings and business considerations. Our right to receive any assets of any of our subsidiaries upon their liquidation or reorganization, and therefore the right of the holders of our debt to participate in those assets, would be effectively subordinated to the claims of those subsidiaries' creditors, including trade creditors. In addition, even if we were a creditor of any of our subsidiaries, our rights as a creditor would be effectively subordinate to any security interest in the assets of our subsidiaries and any indebtedness of our subsidiaries senior to that held by us.

ITEM 1B. Unresolved Staff Comments

        None.

ITEM 2.    Properties

        Our home offices lease approximately 360,000 square feet for Waddell & Reed, Legend, and ACF located in Overland Park, Kansas, Palm Beach Gardens, Florida, and San Antonio, Texas, respectively. This figure does not include office space of 41,000 square feet formerly leased by MIMI in Boca Raton, Florida, which has been sublet. In addition, we lease office space for financial advisors and sales management in various locations throughout the United States totaling approximately 610,000 square feet. In the opinion of management, the office space leased by the Company is adequate for existing operating needs.

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

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our Class A common stock ("common stock") is traded on the NYSE under the ticker symbol "WDR." The following table sets forth, for the periods indicated, the high and low sale prices of our common stock, as reported by the NYSE, as well as the cash dividends declared for these time periods:

Market Price

	2007			2006
Quarter	High	Low	Dividends Per Share	High	Low	Dividends Per Share
1	$27.58	$21.91	$0.17	$23.60	$20.57	$0.15
2	27.69	22.74	0.17	24.80	19.65	0.15
3	29.35	21.52	0.17	25.05	19.23	0.15
4	37.65	26.71	0.17	27.80	23.97	0.15

        Year-end closing prices of our common stock for 2007 and 2006, respectively were $36.09 and $27.36. The closing price of our common stock on February 22, 2008 was $32.24.

        According to the records of our transfer agent, we had 4,054 holders of record of common stock as of February 22, 2008. We believe that a substantially larger number of beneficial stockholders hold such shares in depository or nominee form.

Dividends

        The declaration of dividends is subject to the discretion of the Board of Directors. We intend, from time to time, to pay cash dividends on our common stock as our Board of Directors deems appropriate, after consideration of our operating results, financial condition, cash and capital requirements, compliance with covenants in our revolving credit facility and such other factors as the Board of Directors deems relevant. Our current credit facility does not limit our ability to pay cash dividends. To the extent assets are used to meet minimum net capital requirements under the Net Capital Rule, they are not available for distribution to stockholders as dividends. See Part I, Item 1. "Business—Regulation."

        The Board of Directors approved an increase in the quarterly dividend on our common stock from $.17 per share to $.19 per share beginning with our first quarter 2008 dividend, payable on May 1, 2008. We anticipate that quarterly dividends will continue to be paid.

        The Board of Directors approved an increase in the quarterly dividend on our common stock from $.15 per share to $.17 per share beginning with our first quarter 2007 dividend, paid on May 1, 2007.

Common Stock Repurchases

        Our Board of Directors has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in our stock-based compensation programs. During the year ended December 31, 2007, we repurchased (i) 2,350,054 shares in the open market and privately at an aggregate cost, including commissions, of $59.5 million, (ii) 7,121 mature shares from stock incentive plan participants to cover the strike price of options exercised in connection with a Stock Option Restoration Program (the "SORP"), (iii) 1,010 newly issued shares from SORP participants to cover their statutory minimum tax withholdings on option exercises, and (iv) 234,162 shares from related parties to cover their tax withholdings from the vesting of nonvested shares. The aggregate cost of shares obtained from related parties during 2007 was $5.5 million. The purchase price paid by us for private repurchases of our common stock from related parties is the closing market price on the purchase date.

        The following table sets forth certain information about the shares of common stock we repurchased during the fourth quarter of 2007.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under The Program
October 1 - October 31	626	$ 28.31	626	n/a (1)
November 1 - November 30	155,454	33.00	155,454	n/a (1)
December 1 - December 31	-	-	-	n/a (1)

Total	156,080	$ 32.98	156,080

(1)
On August 31, 1998, we announced that our Board of Directors approved a program to repurchase shares of our common stock on the open market. Under the repurchase program, we are authorized to repurchase, in any seven-day period, the greater of (i) 3% of our outstanding common stock or (ii) $50 million of our common stock. We may repurchase our common stock through the NYSE, other national or regional market systems, electronic communication networks or alternative trading systems such as POSIT, during regular or after-hours trading sessions. POSIT is an alternative trading system that uses passive pricing to anonymously match buy and sell orders. To date, we have not used electronic communication networks or alternative trading systems to repurchase any of our common stock and do not intend to use such networks or systems in the foreseeable future. Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased. Our Board of Directors reviewed and ratified the stock repurchase program in July 2004. During the fourth quarter of 2007, all stock repurchases were made pursuant to the repurchase program, including 626 shares that were purchased in connection with funding employee income tax withholding obligations arising from the vesting of nonvested shares.

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

	For the Year Ended December 31,
	2007	2006 (1)	2005 (2)	2004	2003 (3)
	(in thousands, except per share data and number of financial advisors)
Revenues from:
Investment management fees	$ 372,345	311,525	267,681	240,282	203,918
Underwriting and distribution fees	371,085	317,458	272,590	252,883	231,662
Shareholder service fees	94,124	89,672	81,809	76,522	70,678

Total revenues	837,554	718,655	622,080	569,687	506,258
Net income	125,497	46,112	60,121	102,165	54,265
per common share—basic	1.55	0.57	0.74	1.27	0.67
per common share—diluted	1.52	0.55	0.73	1.25	0.66
Dividends declared per common share	$ 0.68	0.60	0.60	0.60	0.57
Advisor and productivity data (excluding Legend):
Investment product sales (4)	$ 2,632,411	2,276,405	1,901,356	1,811,960	1,796,244
Number of financial advisors (end of period)	2,293	2,255	2,409	2,623	2,929
Average number of financial advisors	2,190	2,290	2,453	2,556	3,049
Investment product sales per advisor	$ 1,189	994	776	709	589
Wholesale channel data:
Sales (net of commissions)	$ 9,469,932	4,541,812	2,346,749	1,375,222	932,600
Number of wholesalers	34	26	23	19	15
Institutional channel sales	$ 1,882,908	968,106	654,333	1,276,614	2,388,881

	As of December 31,
	2007	2006	2005	2004	2003
	(in millions)
Assets under management	$ 64,868	48,401	41,863	38,658	36,573
Balance sheet data:
Goodwill and identifiable intangible assets	228.4	228.4	250.3	250.3	250.1
Total assets	893.8	662.7	632.3	619.9	565.8
Short-term debt	-	-	1.7	35.0	25.0
Long-term debt	200.0	199.9	198.2	202.9	209.7
Total liabilities	512.1	418.0	384.9	401.0	390.4
Stockholders' equity	381.7	244.7	247.4	218.9	175.4

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

(2)
Includes pre-tax charges totaling $47.4 million ($30.8 million net of tax) recorded during 2005 related to settlements of outstanding legal matters with Torchmark for actions in Alabama, California and Kansas, a settlement with the National Association of Securities Dealers ("NASD") and a consortium of states relating to variable annuity sales practices; separation of employment payments to our former chief executive officer; a NASD arbitration settlement with a former financial advisor; and other employee separation payments related to the restructuring of the Advisors channel.

(3)
Includes a pre-tax charge of $32.0 million ($21.5 million net of tax) in 2003 for estimated damages and legal costs in connection with the UILIC litigation; an NASD sales practice exam; ongoing disputes with former sales personnel in our Advisors channel; and a pre-tax charge of $27.1 million ($17.2 million net of tax) related to a stock option tender offer during 2003.

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

Revenue Sources

        We derive our revenues primarily from providing investment management, investment product underwriting and distribution, and shareholder services administration to mutual funds and institutional and separately managed accounts. Investment management fees, a substantial source of our revenues, are based on the amount of average assets under management and are affected by sales levels, financial market conditions, redemptions and the composition of assets. Underwriting and distribution revenues, another substantial source of revenues, consist of commissions derived from sales of investment and insurance products, distribution fees on certain variable products, and fees earned on fee-based asset allocation products, as well as advisory services. The products sold have various commission structures and the revenues received from product sales vary based on the type and amount sold. Rule 12b-1 service and distribution fees earned for servicing and/or distributing certain mutual fund shares are based upon assets under management and fluctuate based on sales, redemptions and financial market conditions. Other service fees include transfer agency fees, custodian fees for retirement plan accounts and portfolio accounting.

Our Distribution Channels

        One of our distinctive qualities is that we are a significant distributor of investment products. Our retail products are distributed through our sales force of independent financial advisors (the "Advisors channel") or through third-parties such as other broker/dealers, registered investment advisors (including the retirement advisors of Legend) and various retirement platforms, (the "Wholesale channel"). We also market our investment advisory services to institutional investors, either directly or through consultants (the "Institutional channel").

        In the Advisors channel, our sales force consists of 2,293 independent financial advisors providing personal financial planning services to our clients across the United States, focusing on investment strategies for retirement, education funding, insurance, estate planning and other specific needs.

        In our Wholesale channel, we distribute retail mutual funds through broker/dealers, registered investment advisors, including Legend, our Florida-based retirement planning subsidiary and various retirement platforms. A team of 34 national wholesalers lead the efforts in this channel.

        Through our Institutional channel we manage assets for defined benefit pension plans, other investment companies (as a subadvisor), defined contribution plans, endowments and high net worth clients.

2007 in Review

  •
  Assets under management were up 34% to $64.9 billion, driven by a combination of organic growth and market action.

  •
  We reached record sales levels in the fourth quarter in all three channels.

  •
  60% of our equity funds and 66% of our equity assets ranked in the top quartile of their respective peer groups for the one-year period ended December 31.

  •
  Ivy Funds gross sales ranked among the top 20 at each of the five largest wirehouses in the United States and top 10 at two of those five wirehouses.

  •
  Advisors channel productivity continues to improve.

  •
  We introduced modified fee-based asset allocation products (MAP and MAP Plus) in April 2007 with invested assets reaching $1 billion as of year-end.

  •
  Common stock value was up 32% over the prior year.

  •
  We increased our quarterly dividend on our common stock from $.15 per share to $.17 per share beginning with our first quarter dividend.

Assets Under Management

        Assets under management of $64.9 billion on December 31, 2007 were 34% higher than the $48.4 billion reported a year earlier primarily due to market appreciation of $10.0 billion and net sales of $6.2 billion. The Wholesale channel was the net sales driver in 2007.

Change in Assets Under Management(1)

	Advisors Channel	Wholesale Channel	Institutional Channel	Total
	(in millions)
December 31, 2007
Beginning Assets	$29,905	10,819	7,677	48,401
Sales (net of commissions)	3,551	9,470	1,883	14,904
Redemptions	(3,829)	(2,795)	(2,128)	(8,752)

Net Sales	(278)	6,675	(245)	6,152
Net Exchanges	(180)	173	-	(7)
Reinvested Dividends and Capital Gains	245	(24)	105	326

Net Flows	(213)	6,824	(140)	6,471
Market Appreciation	4,870	3,894	1,232	9,996

Ending Assets	$34,562	21,537	8,769	64,868

December 31, 2006
Beginning Assets	$27,187	6,729	7,947	41,863
Sales (net of commissions)	3,216	4,541	968	8,725
Redemptions	(3,325)	(1,915)	(1,748)	(6,988)

Net Sales	(109)	2,626	(780)	1,737
Net Exchanges	(194)	185	-	(9)
Reinvested Dividends and Capital Gains	232	16	111	359

Net Flows	(71)	2,827	(669)	2,087
Market Appreciation	2,789	1,263	399	4,451

Ending Assets	$29,905	10,819	7,677	48,401

December 31, 2005
Beginning Assets	$25,297	4,702	8,659	38,658
Sales (net of commissions)	2,406	2,347	654	5,407
Redemptions	(3,060)	(1,149)	(2,121)	(6,330)

Net Sales	(654)	1,198	(1,467)	(923)
Net Exchanges	(88)	78	-	(10)
Reinvested Dividends and Capital Gains	161	13	114	288

Net Flows	(581)	1,289	(1,353)	(645)
Market Appreciation	2,471	738	641	3,850

Ending Assets	$27,187	6,729	7,947	41,863

(1)
Includes all activity of the Funds and institutional and separate accounts, including money market funds and transactions at net asset value, accounts for which we receive no commissions.

        Average assets under management, which are generally more indicative of trends in revenue for providing investment management services than the year over year change in ending assets under management, increased by 22% as compared to 2006.

Average Assets Under Management

	2007		2006		2005
	Average	Percentage of Total	Average	Percentage of Total	Average	Percentage of Total
	(in millions)
Distribution Channel:
Advisors Channel
Equity	$27,048	84%	23,821	84%	21,051	82%
Fixed income	4,154	13%	3,901	14%	3,947	15%
Money market	1,046	3%	798	2%	684	3%

Total	$32,248	100%	28,520	100%	25,682	100%

Wholesale Channel
Equity	$14,395	97%	8,499	95%	5,181	93%
Fixed income	380	3%	344	4%	325	6%
Money market	64	0%	70	1%	58	1%

Total	$14,839	100%	8,913	100%	5,564	100%

Institutional Channel
Equity	$7,199	92%	7,120	92%	7,589	92%
Fixed income	614	8%	624	8%	619	8%
Money market	-	-	-	-	-	-

Total	$7,813	100%	7,744	100%	8,208	100%

Total by Asset Class:
Equity	$48,642	89%	39,440	87%	33,821	86%
Fixed income	5,148	9%	4,869	11%	4,891	12%
Money market	1,110	2%	868	2%	742	2%

Total	$54,900	100%	45,177	100%	39,454	100%

        The following table summarizes our five largest mutual funds as of December 31, 2007 by ending assets under management and investment management fees for the last three years. The assets under management and management fees of our five largest mutual funds are presented as a percentage of our total assets under management and total management fees.

Five Largest Mutual Funds by Ending Assets Under Management and Investment Management Fees

	2007		2006		2005
	Ending	Percentage of Total	Ending	Percentage of Total	Ending	Percentage of Total
	(in millions)
By Assets Under Management:
Ivy Global Natural Resources	$8,464	15%	4,519	9%	2,469	6%
Ivy Asset Strategy	8,419	14%	2,008	4%	312	1%
Advisors Core Investment	4,240	7%	4,155	9%	4,054	10%
Advisors Asset Strategy	3,118	5%	1,899	4%	1,110	3%
Advisors Science & Technology	2,851	5%	2,521	5%	2,502	6%

Total	$27,092	46%	15,102	31%	10,447	26%

	(in thousands)
By Management Fees:
Ivy Global Natural Resources (1)	$50,944	14%	31,454	10%	14,612	5%
Advisors Core Investment	25,861	7%	25,635	8%	25,646	10%
Ivy Asset Strategy	24,802	7%	7,094	2%	1,082	0%
Advisors Science & Technology	22,310	6%	20,676	7%	19,291	7%
Advisors Asset Strategy	15,696	4%	10,654	3%	5,663	2%

Total	$139,613	38%	95,513	30%	66,294	24%

(1)    For the years ended December 31, 2007, 2006 and 2005, we paid subadvisory fees of $25.6 million, $15.8 million and $7.4 million, respectively, to MFC for subadvisory services. The subadvisory agreement with MFC expires in 2008 and is renewable on an annual basis.

Results of Operations

Net Income

	For the Year Ended December 31,			Variance
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
	(in thousands, except percentage data)

Net Income	$125,497	46,112	60,121	172%	-23%
Earnings per share:
Basic	$1.55	0.57	0.74	172%	-23%
Diluted	$1.52	0.55	0.73	176%	-25%
Operating Margin	23%	12%	17%	11%	-5%

        We reported net income of $125.5 million, or $1.52 per diluted share, in 2007 compared to $46.1 million, or $0.55 per diluted share in 2006 and $60.1 million, or $.73 per diluted share in 2005. Operating results for 2006 include a charge of $55.0 million related to our settlement with the SEC, the New York Attorney General and the Kansas Securities Commission regarding market timing allegations, $12.0 million of which represented non-deductible penalties. During 2006 we also recorded a goodwill impairment charge of $20.0 million related to our subsidiary ACF based on the negative impact of the continued decline in ACF's assets under management and diminished involvement of ACF's investment staff in mutual fund advisory responsibilities, which adversely impacted its earnings potential. Fiscal 2006 also included a restructuring charge of $1.9 million at ACF for employee separation costs, in response to a decline in investment performance and related loss of assets under management.

        In 2005, we recorded a $35.0 million charge for the settlement of outstanding legal matters with Torchmark for various actions and the NASD and a consortium of states relating to variable annuity sales practices, as well as a $6.1 million charge for additional expenses related to a settlement of an NASD arbitration case with a former advisor and $3.2 million in costs related to the resignation of our former chief executive officer.

Total Revenues

        Total revenues increased 17% and 16% for the fiscal years 2007 and 2006, respectively, attributable to growth in average assets under management of 22% and 15% for the two years.

	For the Year Ended December 31,			Variance
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
	(in thousands, except percentage data)

Investment management fees	$372,345	311,525	267,681	20%	16%
Underwriting and distribution fees	371,085	317,458	272,590	17%	16%
Shareholder service fees	94,124	89,672	81,809	5%	10%

Total revenues	$837,554	718,655	622,080	17%	16%

Investment Management Fee Revenues

        Investment management fee revenues are earned for providing investment advisory services to the Funds and to institutional and separate accounts. Investment management fee revenues increased $60.8 million, or 20%, in 2007 and $43.8 million, or 16%, in 2006.

        Revenues from investment management services provided to our retail mutual funds, which are distributed through the Advisors and the Wholesale channels, were $332.8 million in 2007 and increased $62.6 million, or 23%, compared to 2006, while the related retail average assets increased 26%. Investment management fee revenues increased less than the related retail average assets due to significant sales growth in our Asset Strategy funds, which have lower than average management fee rates. Investment management fee revenues in both 2007 and 2006 were also impacted by the decrease in management fee rates on certain funds in compliance with the New York Attorney General settlement that took place in the fourth quarter of 2006 and has reduced management fees by approximately $5.0 million on an annual basis. Revenues from investment management services provided to our retail mutual funds were $270.2 million, and increased $46.2 million, or 21%, in 2006 compared to 2005, while the related retail average assets increased 20%. Retail sales in 2007 and 2006 were $13.0 billion and $7.8 billion, respectively, representing a 68% and 63% increase over sales in 2006 and 2005, respectively, with the majority of the growth in retail sales occurring in our Wholesale channel.

        Institutional and separate account revenues were $39.5 million, $41.3 million and $43.7 million in 2007, 2006 and 2005, respectively. The decrease in account revenues in 2007 was attributable to a decline in ACF's average assets by 27% and a management fee rate decrease on certain institutional accounts. The decrease in account revenues in 2006 was primarily attributable to ACF, based on a decline in their average assets by 42%.

        Long-term redemption rates (which exclude money market fund redemptions) in the Advisors channel improved to 9.1% in 2007 compared to 9.2% and 9.6% in 2006 and 2005, respectively. In the Wholesale channel, long-term redemption rates were 18.5% in 2007, a decrease from 21.0% in 2006 and 20.3% in 2005. We expect the Advisors channel long-term redemption rate to remain lower than that of the Wholesale channel due to the personal and customized nature in which our financial advisors provide service to our clients. The long-term redemption rate for our Institutional channel was 27.2% in 2007 compared to 22.6% in 2006 and 25.8% in 2005. The higher institutional redemption rate in 2007 compared to 2006, which is based on total redemptions for the period of $2.1 billion, reflected redemptions across multiple investment disciplines, including large cap growth, small cap growth, core equity and international growth. The elevated redemption rate in 2005 is due to the loss of one block of client assets moving to an alternative investment as well as performance driven outflows at ACF. ACF's redemptions were $174.6 million in 2007 compared to $545.4 million in 2006 and $558.9 million in 2005.

Underwriting and Distribution Revenues and Expenses

        The following table illustrates our underwriting and distribution fee revenues and expenses segregated by distribution channel for the years ended December 31, 2007, 2006 and 2005:

	Total
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
	(in thousands, expect percentage data)

Revenue	$371,085	317,458	272,590	17%	16%
Expenses:
Direct	300,929	244,454	202,162	23%	21%
Indirect	121,345	112,084	101,175	8%	11%

Total Expenses	422,274	356,538	303,337	18%	18%

Net Underwriting & Distribution	$(51,189)	(39,080)	(30,747)	-31%	-27%

	Advisors Channel
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Revenue	$238,210	225,313	206,582	6%	9%
Expenses:
Direct	163,513	154,580	141,102	6%	10%
Indirect	84,777	82,337	76,001	3%	8%

Total Expenses	248,290	236,917	217,103	5%	9%

Net Underwriting & Distribution	$(10,080)	(11,604)	(10,521)	13%	-10%

	Wholesale Channel
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Revenue	$132,875	92,145	66,008	44%	40%
Expenses:
Direct	137,416	89,874	61,060	53%	47%
Indirect	36,568	29,747	25,174	23%	18%

Total Expenses	173,984	119,621	86,234	45%	39%

Net Underwriting & Distribution	$(41,109)	(27,476)	(20,226)	-50%	-36%

        The Advisors channel is the largest source of underwriting and distribution revenue, given that a significant amount of Wholesale mutual fund sales are load-waived, with the exception of investment product sales by Legend advisors. The majority of underwriting and distribution fee revenues are derived from sales commissions charged on front-end load products sold by our financial advisors, including mutual fund Class A shares (those sponsored by the Company and those underwritten by other non-proprietary mutual fund companies), variable annuities and financial planning fees. To a lesser extent, underwriting and distribution revenues are received from Rule 12b-1 asset-based distribution and service fees earned on both load and load-waived and deferred-load products sold by our financial advisors and third party intermediaries, asset-based fees earned on our asset allocation products, and commissions earned on the sale of other insurance products.

        We divide the costs of underwriting and distribution into two components—direct costs and indirect costs. Direct selling costs fluctuate with sales volume, such as advisor commissions and commission overrides paid to field management, advisor incentive compensation, commissions paid to third parties and to our own wholesalers, and related overrides in our Wholesale channel. To a lesser extent, direct selling costs fluctuate with assets under management, such as Rule 12b-1 service and distribution fees paid to the same parties. Indirect selling costs are fixed costs that do not necessarily fluctuate with sales levels. Indirect costs include expenses incurred by our home office and field offices such as wholesaler salaries, marketing costs, promotion and distribution of our products through the Advisors and Wholesale channels, support and management of our financial advisors such as field office overhead, sales programs, technology infrastructure, and costs of managing and supporting our Wholesale efforts through technology infrastructure and personnel. While the Institutional channel does have marketing expenses, those expenses are accounted for in our compensation and related costs and general and administrative expense lines instead of underwriting and distribution because of the channel's integration with our investment management division and its relatively small size. We recover certain of our underwriting and distribution costs through Rule 12b-1 service and distribution fees, which are paid by the Funds. Rule 12b-1 service and distribution fees are received predominantly from the Advisors Funds Class A shares under a sales and servicing reimbursement plan agreement. This agreement allows reimbursement to us from the Advisors Funds Class A shares of certain Rule 12b-1 eligible expenses, not to exceed a maximum of 25 basis points of average daily net assets under management. We also have compensatory or reimbursement Rule 12b-1 service and/or distribution plans for the Ivy Funds, Target Funds, InvestEd and Advisor Funds. All Rule 12b-1 service and distribution fee revenue received from the Funds is recorded on a gross basis.

        We anticipate operating margin pressure in 2008 based on strong sales growth in our Wholesale channel, which has a higher cost to gather assets and requires cash outlays for wholesaler commissions and commissions to third parties on deferred load product sales. The growth we have experienced in our Wholesale channel also requires that we add additional resources and infrastructure to manage this growth. During the fourth quarter of 2007, we had a 70% annualized organic growth rate in this channel.

        Underwriting and distribution revenues increased by $53.6 million, or 17%, when compared with the prior year. A majority of the increase in revenues was due to higher Rule 12b-1 asset-based service and distribution fees of $45.7 million as a result of an increase in average mutual fund assets under management. Additionally, revenues from fee-based asset allocation products increased $3.6 million, primarily attributable to modified fee-based asset allocation products introduced in April 2007. The introduction of these products was a contributing factor to a decline in front-load product sales and a resulting decrease of $2.5 million related to revenue on front-load product sales sold in the Advisors channel. Higher advisory fees, Rule 12b-1 service fee revenues and point of sale commissions earned by Legend added another $6.8 million in revenue compared to the prior year as their assets under administration increased.

        Underwriting and distribution revenues increased by $44.9 million, or 16%, in 2006 compared to 2005. A majority of the increase in revenues was due to higher Rule 12b-1 asset-based service and distribution fees of $31.1 million as a result of an increase in average mutual fund assets under management. Underwriting revenue on front-load product sales sold in the Advisors channel contributed an additional $10.0 million in revenues due to higher sales during 2006. Higher advisory fees, Rule 12b-1 service fee revenues and point of sale commissions earned by Legend added another $6.9 million in revenue compared to the prior year as their assets under administration increased.

        Underwriting and distribution expenses increased by $65.7 million, or 18%, in 2007, when compared with the prior year. A majority of this increase was attributed to higher direct expenses in the Wholesale channel of $47.5 million as a result of higher sales volume and an increase in average Wholesale assets under management. Specifically, we incurred higher Rule 12b-1 asset-based service and distribution expenses, increased dealer compensation paid to third party distributors, higher wholesaler commissions and higher amortization expense of deferred sales commissions. Direct expenses in the Advisors channel increased $8.9 million due to higher Rule 12b-1 asset-based service and distribution commissions of $23.3 million, offset by $12.6 million of deferred sales commissions capitalized in 2007 in association with our fee-based asset allocation products and a $1.8 million decrease in financial planning fee expenses. The increase in indirect expenses in the Advisors channel of $2.4 million was due to increased sales support and field office expenses, partially offset by decreases in convention and recruiting expenses. The indirect expenses increase of $6.8 million in the Wholesale channel was driven by higher costs associated with developing our non-proprietary distribution outlets. These costs include a $5.2 million increase for higher marketing costs for promotion and distribution of our products through the Wholesale channel based on higher sales volume and a $1.6 million increase in base salaries and payroll taxes primarily as a result of adding more wholesalers during 2007.

        Underwriting and distribution expenses increased by $53.2 million, or 18%, in 2006 compared to 2005. A majority of this increase was attributed to higher direct expenses in the Wholesale channel of $28.8 million as a result of higher sales volume and an increase in average Wholesale assets under management. Specifically, higher Rule 12b-1 asset-based service and distribution expenses, additional dealer compensation paid to third party distributors, and higher commissions were paid to our wholesalers. Direct expenses in the Advisors channel increased $13.5 million due to an increase in point-of-sale commissions paid on front-load product sales and higher Rule 12b-1 asset-based service and distribution commissions paid. The increase in indirect expenses in the Advisors channel of $6.3 million was due to increased information technology, sales support and convention expenses. The indirect expenses increase of $4.6 million in the Wholesale channel was driven by higher costs associated with developing our non-proprietary distribution outlets. These costs include a $3.6 million increase for higher marketing costs for promotion and distribution of our products through the Wholesale channel based on higher sales volume and higher meeting and travel expenses and a $1.0 million increase in base salaries and payroll taxes primarily as a result of adding more wholesalers during 2006.

Shareholder Service Fee Revenues

        Shareholder service fee revenues primarily include transfer agency fees, custodian fees from retirement plan accounts, and portfolio accounting and administration fees. During 2007 and 2006, shareholder service fee revenue increased by 5% and 10%, respectively, compared to 10% increases each year in the average number of accounts. The average number of shareholder accounts grew to 3.06 million in 2007 compared to 2.79 million in 2006 and 2.53 million in 2005. Effective September 1, 2006, our servicing contract with the Funds was renegotiated, resulting in reduced fees received by us for servicing wholesale accounts. Historically our account growth has mirrored our growth in revenue; however, with this reduced fee structure for wholesale accounts, our future revenue growth will not necessarily be tied to overall account growth. A portion of the fee reduction for wholesale accounts was offset by negotiating a networking fee reimbursement with the Funds for amounts paid to third party broker/dealers.

Total Operating Expenses

        Operating expenses increased $13.2 million, or 2%, in 2007 compared to 2006 primarily due to increased underwriting and distribution expenses and subadvisory fees, offset by litigation-related charges recorded in 2006 in general and administrative and an impairment charge related to goodwill, also recorded in 2006. Operating expenses increased $111.2 million, or 21%, in 2006 compared to 2005 due to increased underwriting and distribution expenses, subadvisory fees, litigation-related charges recorded in general and administrative in both years and an impairment charge related to goodwill recorded in 2006. Underwriting and distribution expenses are discussed above.

	For the Year Ended December 31,			Variance
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
	(in thousands, except percentage data)
Underwriting and distribution	$422,274	356,538	303,337	18%	18%
Compensation and related costs	115,905	110,101	99,673	5%	10%
General and administrative	48,487	100,604	87,029	-52%	16%
Subadvisory fees	43,844	30,758	18,218	43%	69%
Depreciation	12,412	11,725	10,275	6%	14%
Goodwill impairment	-	20,000	-	NM	NM

Total operating expenses	$642,922	629,726	518,532	2%	21%

Compensation and Related Costs

        Compensation and related costs in 2007 increased $5.8 million, or 5%, compared to 2006. During 2006, we incurred charges of $1.9 million (which included $1.5 million of share-based compensation expense) at ACF in response to a decline in investment performance and related loss of assets under management. Excluding this charge, compensation and related costs increased by $7.7 million. Base salaries and payroll taxes contributed $3.8 million to the increase, primarily due to an increase in headcount of 4.3% and annual merit increases during the current year. Share-based compensation accounted for $3.3 million of the increase primarily due to higher amortization expense associated with our December 2006 and April 2007 grants of nonvested stock compared to grants which became fully vested in December 2006 and throughout 2007. Incentive compensation also increased $2.0 million during 2007 due to investment performance incentives earned by our investment management division and increased executive management bonuses. These expense increases were offset by increased capitalized software development activities of $1.0 million, primarily due to technology initiatives associated with expansion of our brokerage capabilities.

        Compensation and related costs in 2006 increased $10.4 million, or 10%, compared to 2005. During 2005, we recorded $2.7 million in charges associated with the resignation of our former CEO. Excluding this charge and the ACF charge recorded in 2006 mentioned previously, compensation and related costs increased by $11.2 million. Share-based compensation accounted for $4.8 million of this increase primarily due to higher amortization expense associated with our April 2006 grant of nonvested stock. Fiscal 2006 was the first year in which the expense from four years of grants (all with a four-year vesting period) is reflected in compensation and related costs. Additionally, base salaries and payroll taxes contributed $3.6 million to the increase, primarily due to an increase in headcount of 3.4% and annual merit increases during 2006. Incentive compensation increased $3.7 million during 2006, principally due to a change in the compensation structure for our CEO and investment performance incentives earned by our investment management division.

General and Administrative Expenses

        General and administrative expenses are operating costs other than those related to compensation and to distribution efforts, including, but not limited to, computer services and software costs, telecommunications, facilities costs of our home offices, costs of professional services including legal and accounting, and insurance.

        General and administrative expenses decreased $52.1 million in 2007 compared to 2006. Fiscal year 2006 included a $55.0 million charge for the settlement with the SEC and state regulators. Excluding this charge, general and administrative expenses increased $2.9 million compared to 2006. Higher costs for computer services and fund expenses were primarily responsible for current year increase.

        General and administrative expenses increased $13.6 million in 2006 compared to 2005. Both years included charges for legal settlements: $55.0 million in 2006 for the settlement with the SEC and state regulators; $35.0 million in 2005 for the settlement of outstanding legal matters with Torchmark for various actions and the NASD and a consortium of states relating to variable annuity sales practices; $6.1 million in 2005 in additional expenses related to a settlement of an NASD arbitration case with a former advisor; and $3.2 million in costs related to the resignation of our former chief executive officer. Excluding charges for litigation, regulatory and other matters, general and administrative expenses increased $2.9 million compared to 2005. Higher costs for computer services contributed to the increase.

Goodwill Impairment

        In 2006, we recorded an impairment charge of $20.0 million related to ACF. Factors that led to this conclusion included, but were not limited to, the negative impact of the continued decline in ACF's assets under management and diminished involvement of ACF's investment staff in mutual fund advisory responsibilities during the second quarter of 2006. Continued asset redemptions placed significant risk on ACF's ability to achieve and maintain profitability, and therefore had adversely impacted its earnings potential.

Subadvisory Fees

        Subadvisory fees represent fees paid to other asset managers for providing advisory services for certain mutual fund portfolios. These expenses reduce our operating margin since we pay out approximately half of our management fee revenue received from subadvised products. Our sales in the Wholesale channel broadened in both 2006 and 2007 to include a larger percentage of sales of our own managed products. The growth trend in sales of our own managed products should help to improve our future operating margin.

        Subadvisory expenses for the years ended 2007, 2006 and 2005 were $43.8 million, $30.8 million and $18.2 million, respectively. Significant sales growth in our Wholesale channel over the past three years, particularly sales of our subadvised specialty mutual fund products, has driven increased expenses. As this expense is a function of sales, redemptions and market action for subadvised assets, a continuation of the growth trend for these assets would likely result in future increases to subadvisory expenses. Subadvised average assets under management were $10.4 billion, $7.1 billion and $4.0 billion for the years ended December 31, 2007, 2006 and 2005, respectively.

Other Income and Expenses

Investment and Other Income

        Investment and other income for 2007 increased by $4.0 million over 2006. The increase was primarily attributable to $2.1 million related to increased interest on cash balances, a $1.0 million write-down of other investments in 2006 and higher earnings of $0.5 million from mutual funds in the trading portfolio.

        Investment and other income for 2006 increased by $5.8 million over 2005, primarily reflecting increased interest on short-term commercial paper investments of $3.3 million due to a combination of higher average balances and interest rates. We also recorded gains from the sale of available-for-sale securities of $3.3 million in 2006. These increases were partially offset by a decrease in mutual fund trading portfolio returns of $1.2 million recorded during 2006.

Interest Expense

        Interest expense decreased $0.3 million in 2007 compared to the prior year due to the refinancing of $200 million in senior notes in January of 2006, which had a lower interest rate than the old notes.

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

Income Taxes

        Our effective income tax rate was 37.0%, 48.3% and 37.3% in 2007, 2006 and 2005, respectively. The effective tax rate in 2007 decreased compared to 2006 primarily as a result of the non-deductible goodwill impairment charge and non-deductible fines recorded during 2006. Our 2006 effective tax rate, removing the effect of these non-deductible charges and state tax incentives recorded in 2006, would have been 36.4%. The effective tax rate in 2007 has increased slightly from the 2006 rate excluding non-deductible charges and state tax incentives due to changes in state legislation in jurisdictions in which the Company operates. The effective tax rate in 2005 also reflected the effect of non-deductible fines recorded during 2005.

Liquidity and Capital Resources

        The following table summarizes certain key financial data relating to our liquidity and capital resources:

	For the Year Ended December 31,			Variance
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
	(in thousands, except percentage data)
Balance Sheet Data:
Cash and cash equivalents	$263,914	163,887	136,694	61%	20%
Cash and cash equivalents - restricted	99,886	32,629	26,081	206%	25%
Investment Securities	50,913	48,129	51,701	6%	-7%
Short-term debt	-	-	1,746	NA	NA
Long-term debt	199,955	199,942	198,230	0%	1%
Cash Flow Data:
Operating cash flows	128,111	93,011	100,787	38%	-8%
Investing cash flows	(5,146)	(2,332)	66,140	-121%	-104%
Financing cash flows	(22,938)	(63,486)	(91,487)	64%	31%

        Our operations provide much of the cash necessary to fund our priorities, as follows:

  •
  Finance internal growth

  •
  Pay dividends

  •
  Repurchase our stock

Finance Internal Growth

        We use cash to fund growth in our distribution channels. Our Wholesale channel, which has a higher cost to gather assets, requires cash outlays for wholesaler commissions and commissions to third parties on deferred load product sales. The growth we have experienced in our Wholesale channel also requires that we add additional resources and infrastructure to manage this growth. We also continue to invest in our Advisors channel by providing additional support to our advisors through training, wholesaling efforts and enhanced technology tools.

Pay Dividends

        The Board of Directors approved an increase in the quarterly dividend on our common stock from $.15 per share to $.17 per share beginning with our first quarter 2007 dividend, paid on May 1, 2007.

Dividends on our common stock resulted in financing cash outflows of over $55.0 million in 2007 and approximately $50.0 million in both 2006 and 2005.

        The Board of Directors approved an increase in the quarterly dividend on our common stock from $.17 per share to $.19 per share beginning with our first quarter 2008 dividend, payable on May 1, 2008.

Repurchase Our Stock

        In 2007, we purchased 2.4 million of our shares, compared to 1.1 million shares and 0.3 million shares in 2006 and 2005, respectively. In the future, we will plan to repurchase shares, at a minimum, to replace those issued for employee share plans (approximately one million shares each year). During 2008, we also expect to repurchase approximately 290,000 shares from employees who elect to tender shares to cover their minimum tax withholdings.

Operating Cash Flows

        Cash from operations is our primary source of funds and increased in the current year. Increased revenues combined with higher non-cash share-based compensation expense, and timing of litigation and regulatory settlement payments in 2006 and 2005, partially offset the impact of considerably lower net earnings in 2006 and 2005 compared to 2007.

        We anticipate that our 2008 contribution to our Pension Plan will be made from cash generated from operations and will be in the range of $5.0 to $10.0 million.

Investing Cash Flows

        Investing activities consist primarily of the purchase and sale of available-for-sale investment securities, as well as capital expenditures. The increase in cash provided by investing activities in fiscal 2005 reflects the return of a $57.4 million cash appeal bond due to a legal settlement with Torchmark and proceeds from sales and maturities of available-for-sale mutual funds and debt securities.

        We expect our 2008 capital expenditures to increase by $10.0 - 12.0 million due to upgrades of our home office facilities and other equipment.

Financing Cash Flows

        As noted previously, dividends and stock repurchases accounted for a majority of our financing cash outflows in 2007. An increase in our stock price during 2007 resulted in substantial stock option exercises, and cash provided by stock option exercises increased to $84.6 million in the current year.

        On January 13, 2006, we issued $200 million in principal amount 5.60% senior notes due 2011 resulting in net proceeds of approximately $198.2 million (net of discounts, commissions and estimated expenses). We used these proceeds, together with cash on hand, to repay the entire $200 million aggregate principal amount outstanding of our 7.50% senior notes due January 18, 2006. The notes represent senior unsecured obligations and are rated "Baa2" by Moody's and "BBB" by Standard & Poor's. Interest is payable semi-annually on January 15 and July 15 at a rate of 5.60% per annum. The Company, at its option, may call these notes at any time pursuant to a make whole redemption provision, which would compensate holders for any changes in interest rate levels of the notes upon early extinguishment. The Company currently has no intention to call these notes.

        In 2005, we entered into a three year revolving credit facility (the "Credit Facility") with various lenders, which provides for initial borrowings of up to $200 million. Borrowings under the Credit Facility bear interest at various rates including adjusted LIBOR or an alternate base rate plus, in each case, an incremental margin based on the Company's credit rating. The Credit Facility also provides for a facility fee on the daily aggregate amount of commitment under the revolving facility (whether or not utilized). The facility fee is also based on the Company's credit rating level. The Credit Facility contains financial covenants with respect to leverage and interest coverage, both of which we were in compliance with throughout fiscal 2007. At December 31, 2007, there were no borrowings outstanding under the Credit Facility.

        Uses of cash in 2005 included payments on short-term borrowings of $35.0 million.

Short Term Liquidity and Capital Requirements

        Management believes its available cash, marketable securities and expected cash flow from operations will be sufficient to fund its short-term operating and capital requirements during 2008. Expected short-term uses of cash include expected dividend payments, interest payments on outstanding debt, income tax payments, share repurchases, payment of deferred commissions to our financial advisors and third parties, capital expenditures, pension funding and home office leasehold improvements and could include strategic acquisitions.

        We pay our financial advisors and third parties upfront commissions on the sale of Class B shares, Class C shares and certain fee-based asset allocation products. Funding of such commissions during the years ended December 31, 2007, 2006 and 2005 totaled $49.6 million, $19.9 million and $11.8 million, respectively. The primary drivers of the increase in 2007 were Class C shares and asset allocation products, for which $26.9 million and $14.4 million of commissions were funded in 2007, respectively. Management expects future cash requirements for sales commissions to exceed the level experienced in previous years due to increased sales in our fee-based asset allocation products and steady sales growth in the sale of Class B and Class C shares.

Long Term Liquidity and Capital Requirements

        Expected long-term capital requirements include indebtedness, operating leases and purchase obligations, and potential recognition of tax liabilities, summarized in the following table as of December 31, 2007. Purchase obligations include amounts that will be due for the purchase of goods and services to be used in our operations under long-term commitments or contracts. The majority of our purchase obligations are reimbursable to us by the Funds.

	Total	2008	2009- 2010	2011- 2012	Thereafter/ Indeterminate
	(in thousands)
Long-term debt obligations, including interest	$ 239,155	11,200	22,400	205,555	-
Non-cancelable operating lease commitments	65,288	15,041	22,840	13,195	14,212
Purchase obligations	160,634	33,126	51,099	50,345	26,064
Unrecognized tax benefits	6,195	1,996	-	-	4,199

	$ 471,272	61,363	96,339	269,095	44,475

        Other possible long-term discretionary uses of cash could include capital expenditures for enhancement of technology infrastructure and home office improvements, strategic acquisitions, payment of dividends, income tax payments, seed money for new products, payment of upfront fund commissions for Class B shares, Class C shares and certain fee-based asset allocation products, and repurchases of our common stock.

Off-Balance Sheet Arrangements

        Other than operating leases, which are included in the table above, the Company does not have any off-balance sheet financing. The Company has not created, and is not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating its business.

Critical Accounting Policies and Estimates

        Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Accounting for Goodwill and Intangible Assets

        As of December 31, 2007, our total goodwill and intangible assets were $228.4 million, or 26%, of our total assets. Two significant considerations arise with respect to these assets that require management estimates and judgment: (i) the valuation in connection with the initial purchase price allocation, and (ii) the ongoing evaluation of impairment.

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

        We complete an ongoing review of the recoverability of goodwill and intangible assets using a fair-value based approach on an annual basis or more frequently whenever events occur or circumstances change which would more likely than not reduce the fair value of a reporting unit below its carrying amount. Intangible assets with indefinite lives, primarily acquired mutual fund advisory contracts, are also tested for impairment annually by comparing their fair value to the carrying amount of the asset. We consider mutual fund advisory contracts indefinite lived intangible assets as they are expected to be renewed without significant cost or modification of terms. Factors that are considered important in determining whether an impairment of goodwill or intangible assets might exist include significant continued underperformance compared to peers, the likelihood of termination or non-renewal of a mutual fund advisory or subadvisory contract or substantial changes in revenues earned from such contracts, significant changes in our business and products, material and ongoing negative industry or economic trends, or other factors specific to each asset or subsidiary being evaluated. Because of the significance of goodwill and other intangibles to our consolidated balance sheets, the annual impairment analysis is critical. Any changes in key assumptions about our business and our prospects, or changes in market conditions or other externalities, could result in an impairment charge.

Accounting for Income Taxes

        In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain. In addition, respective tax authorities periodically audit our income tax returns. These audits examine our significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions. We adjust our income tax provision in the period in which we determine the actual outcomes will likely be different from our estimates. The recognition or derecognition of income tax expense related to uncertain tax positions is determined under the guidance as prescribed by Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109." During 2007 the Company settled two open tax years that were undergoing audit by a state jurisdiction in which the Company operates. In 2006 the Company settled five open tax years, 2000 through 2004, that were undergoing audit by the United States Internal Revenue Service. These audits were settled in all material respects with no significant adjustments. The Company is currently undergoing audits in various other state jurisdictions which have not yet been settled.

        We recognize an asset or liability for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, including the determination of any valuation allowance that might be required for deferred tax assets. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of assets are recovered or liabilities are settled. As of December 31, 2007, two of the Company's subsidiaries have state net operating loss carryforwards in certain states in which those companies file on a separate company basis. These entities have recognized a deferred tax asset for such carryforwards. As of

December 31, 2006 and 2005, only one of the Company's subsidiaries has state net operating loss carryforwards and has recognized a deferred tax asset for such loss carryforwards. The carryforwards, if not utilized, will expire between 2009 and 2027. Management believes it is not more likely than not that the subsidiaries will generate sufficient future taxable income in these states to realize the benefit of these state net operating loss carryforwards and, accordingly, a valuation allowance in the full amount of the deferred tax asset has been established at December 31, 2007, 2006 and 2005. We have not recorded a valuation allowance on any other deferred tax assets as of the current reporting period based on our belief that operating income will, more likely than not, be sufficient to realize the benefit of these assets over time. In the event that actual results differ from estimates or if our historical trend of positive operating income changes, we may be required to record a valuation allowance on deferred tax assets, which could have a significant effect on our consolidated financial condition and results of operations. Finally, income taxes are recorded at the rates in effect in the various tax jurisdictions in which we operate. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.

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

        To reflect market interest rates, in 2007 we increased the discount rate for our pension and postretirement plans to 6.75% from the 6.0% used in 2006 and the 5.75% used in 2005. We continue to assume long-term asset returns of 7.75% on the assets in our pension plan, the same as our assumption in 2006 and 2005. Plan assets are invested in styles including large cap growth, asset strategy, core plus fixed income and science and technology. Our portfolio mix at year-end was 44% asset strategy, 35% large cap growth, 10% core plus fixed income, 9% science and technology and 2% cash. Our targeted allocation percentages are 40% asset strategy, 35% large cap growth, 13% core plus fixed income, 10% science and technology and 2% cash.

        The effect of hypothetical changes to selected assumptions on the Company's retirement benefit plans would be as follows:

		December 31, 2007	December 31, 2008
Assumptions	Change	Increase (Decrease) PBO/APBO (1)	Increase (Decrease) Expense (2)
(in thousands)
Pension
Discount rate	+/-50 bps	$ (4,475)/4,857	$ (187)/199
Expected return on assets	+/-50 bps	N/A	(547)/547
OPEB
Discount rate	+/-50 bps	(186)/201	(28)/31
Health care cost trend rate	+/-100 bps	393/(342)	72/(61)

(1)
Projected benefit obligation ("PBO") for pension plans and accumulated postretirement benefit obligation ("APBO") for Postretirement Benefits Other Than Pension plans.

(2)
Pre-tax impact on expense.

Deferred Sales Commissions

        We pay upfront sales commissions to our financial advisors and third party intermediary broker/dealers in connection with the sale of certain classes of mutual fund shares sold without a front-end sales charge. These costs are capitalized and amortized over the period during which the shareholder is subject to a CDSC, not to exceed five years. We recover these costs through Rule 12b-1 and other distribution plan fees, which are paid by the applicable share classes of the Advisors Funds, Ivy Funds and InvestEd portfolios, along with CDSC's paid by shareholders who redeem their shares prior to completion of the required holding periods. Should we lose our ability to recover such sales commissions through distribution plan payments and CDSCs, the value of these assets would immediately decline, as would future cash flows. We periodically review the recoverability of deferred sales commission assets as events or changes in circumstances indicate that the carrying amount of deferred sales commission assets may not be recoverable and adjust the deferred assets accordingly.

Valuation of Investments

        We record substantially all investments in our financial statements at fair value. Where available, we use prices from independent sources such as listed market prices or broker/dealer price quotations. We evaluate our investments for other than temporary declines in value on a periodic basis. This may exist when the fair value of an investment security has been below the current value for an extended period of time. As most of our investments are carried at fair value, if an other than temporary decline in value is determined to exist, the unrealized investment loss recorded net of tax in accumulated other comprehensive income is realized as a charge to net income, in the period in which the other than temporary decline in value is determined. While we believe that we have accurately estimated the amount of the other than temporary decline in the value of our portfolio, different assumptions could result in changes to the recorded amounts in our financial statements.

Loss Contingencies

        The likelihood that a loss contingency exists is evaluated using the criteria of Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies" through consultation with legal counsel. A loss contingency is recorded if the contingency is considered probable and reasonably estimable as of the date of the financial statements.

Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51." SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest that should be reported as equity in the consolidated financial statements. The provisions of SFAS No. 160 are effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years, and the standard is to be applied prospectively. The Company does not have a non-controlling interest in any of its consolidated reporting entities and therefore this standard does not currently apply. It is not expected that the adoption of this standard on January 1, 2009 will significantly affect our results of operations or financial condition.

        In December 2007, the FASB amended SFAS No. 141, "Business Combinations" which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. These provisions are effective for fiscal years beginning on or after December 15, 2008. Adoption of this standard on January 1, 2009 will affect our results of operations and financial condition only if the Company acquires the assets of another entity subsequent to adoption date.

        In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force ("EITF") in EITF Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." Under the provisions of EITF 06-11, a realized income tax benefit from dividends and dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 is required to be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. It is not expected that the adoption of this standard on January 1, 2008 will significantly affect our results of operations or financial condition.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115," ("SFAS No. 159"), which provides companies with an option to report select financial assets and liabilities at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. It is not expected that the adoption of SFAS No. 159 on January 1, 2008 will have a material impact on our results of operations or financial condition.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. It is not expected that the adoption of SFAS No. 157 on January 1, 2008 will have a material impact on our results of operations or financial condition.

        In June 2006, the EITF reached a consensus on EITF Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements" ("EITF 06-4") which requires the application of the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS No. 106") to split-dollar life insurance arrangements. SFAS No. 106 requires the recognition of a liability for the discounted future benefit obligation that an entity would have to pay upon the death of an underlying insured employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. We have an insurance policy subject to the provisions of this new pronouncement; however, we have evaluated the policy and determined there will be no impact upon the adoption of EITF 06-4 on our results of operations or financial condition.

Seasonality and Inflation

        We do not believe our operations are subject to significant seasonal fluctuations; however, we have historically experienced increased sales activity in the first and fourth quarters of the year due to funding of retirement accounts by our clients. The Company has not suffered material adverse affects from inflation in the past. However, a substantial increase in the inflation rate in the future may adversely affect customers' purchasing decisions, may increase the costs of borrowing, or may have an impact on the Company's margins and overall cost structure.

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

Interest Rate Sensitivity

        Our interest sensitive liabilities include our long-term fixed rate senior notes and obligations for any balances outstanding under our credit facility or other short-term borrowings. Increases in market interest rates would generally cause a decrease in the fair value of the senior notes and an increase in interest expense associated with short-term borrowings and borrowings under the credit facility. Decreases in market interest rates would generally cause an increase in the fair value of the senior notes and a decrease in interest expense associated with short-term borrowings and borrowings under the credit facility. We had no short-term borrowings outstanding as of December 31, 2007. On January 13, 2006, we issued $200 million in principal amount of 5.60% fixed rate senior notes due 2011. Proceeds from the new senior notes were used to pay down our $200 million in 7.50% senior notes which matured on January 18, 2006.

        During 2005, the Company entered into two forward starting interest rate swap agreements that had five year fixed swap rates of 4.57% and 4.84%, respectively, on notional amounts of $100 million for each swap. The swaps were put in place to hedge against changes in forecasted interest payments attributable to changes in the LIBOR swap rate between the time we entered into the swap agreement and the time we anticipated refinancing the notes in January 2006. We assessed the effectiveness of the swaps as hedges at their inception and at December 31, 2005, and we consider these swaps to be completely effective cash flow hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." As of December 31, 2007, net unrealized gains attributed to the forward swap cash flow hedges were approximately $0.7 million and were included as a component of other comprehensive income.

        On January 10, 2006, the Company terminated these forward interest rate swap agreements upon the completion of its new offering in January 2006 of $200 million in principal amount 5.60% senior notes due January 2011. In connection with the termination of the swap agreements, the Company received a net cash settlement of $1.1 million. The Company's gain on this transaction will be deferred in accumulated other comprehensive income and will be amortized into earnings as a decrease to interest expense over the five year term of the new notes.

Available for Sale Investments Sensitivity

        We maintain an investment portfolio of various holdings, types and maturities. Our portfolio is diversified and consists primarily of investment grade debt securities and equity mutual funds. A substantial portion of investments are classified as available-for-sale investments. At any time, a sharp increase in interest rates or a sharp decline in the United States stock market could have a significant negative impact on the fair value of our investment portfolio. If a decline in fair value is determined to be other than temporary by management, the cost basis of the individual security or mutual fund is written down to fair value. Conversely, declines in interest rates or a sizeable rise in the United States stock market could have a significant positive impact on our investment portfolio. However, unrealized gains are not recognized on available-for-sale securities until they are sold. We do not currently hedge these exposures.

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

ITEM 8.    Financial Statements and Supplementary Data

        Reference is made to the Consolidated Financial Statements referred to in the Index on page 50 setting forth our consolidated financial statements, together with the report of KPMG LLP dated February 28, 2008 on page 51.

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

  Based on our evaluation under the framework in "Internal Control-Integrated Framework," management concluded that, as of December 31, 2007, our internal control over financial reporting was effective. KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, audited the effectiveness of our internal control over financial reporting as of December 31, 2007, as stated in their attestation report which follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Waddell & Reed Financial, Inc.:

We have audited Waddell & Reed Financial, Inc.'s (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Waddell & Reed Financial, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Waddell & Reed Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Waddell & Reed Financial, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 28, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Kansas City, Missouri
February 28, 2008

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

ITEM 9B.    Other Information.

        None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

        Information required by this Item 10. is incorporated herein by reference to our definitive proxy statement for our 2008 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 11.    Executive Compensation

        Information required by this Item 11. is incorporated herein by reference to our definitive proxy statement for our 2008 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information required by this Item 12. is incorporated herein by reference to our definitive proxy statement for our 2008 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

        Information required by this Item 13. is incorporated herein by reference to our definitive proxy statement for our 2008 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 14.    Principal Accounting Fees and Services

        Information required by this Item 14. is incorporated herein by reference to our definitive proxy statement for our 2008 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules

  (a)
  (1)   Financial Statements.
  Reference is made to the Index to Consolidated Financial Statements on page 47 for a list of all financial statements filed as part of this Report.

  (a)
  (2)   Financial Statement Schedules.
  None.

  (b)
  Exhibits.
  Reference is made to the Index to Exhibits beginning on page 83 for a list of all exhibits filed as part of this Report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Overland Park, State of Kansas, on February 29, 2008.

WADDELL & REED FINANCIAL, INC.
By:	/s/ HENRY J. HERRMANN Henry J. Herrmann Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ HENRY J. HERRMANN Henry J. Herrmann	Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2008
/s/ DANIEL P. CONNEALY Daniel P. Connealy	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 29, 2008
/s/ BRENT K. BLOSS Brent K. Bloss	Senior Vice President – Finance and Treasurer (Principal Accounting Officer)	February 29, 2008
/s/ ALAN W. KOSLOFF Alan W. Kosloff	Chairman of the Board and Director	February 29, 2008
/s/ DENNIS E. LOGUE Dennis E. Logue	Director	February 29, 2008
/s/ JAMES M. RAINES James M. Raines	Director	February 29, 2008
/s/ RONALD C. REIMER Ronald C. Reimer	Director	February 29, 2008
/s/ WILLIAM L. ROGERS William L. Rogers	Director	February 29, 2008
/s/ JERRY W. WALTON Jerry W. Walton	Director	February 29, 2008

WADDELL & REED FINANCIAL, INC.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Waddell & Reed Financial, Inc.:

We have audited the accompanying consolidated balance sheets of Waddell & Reed Financial, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Waddell & Reed Financial, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.

As discussed in note 10 to the consolidated financial statements, the Company changed its method of accounting for pension plan and postretirement obligations in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Waddell & Reed Financial, Inc.'s internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2008 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Kansas City, Missouri
February 28, 2008

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2006

	2007	2006
	(in thousands)
Assets:
Cash and cash equivalents	$263,914	163,887
Cash and cash equivalents – restricted	99,886	32,629
Investment securities	50,913	48,129
Receivables:
Funds and separate accounts	43,602	38,806
Customers and other	80,909	59,863
Deferred income taxes	2,559	2,923
Prepaid expenses and other current assets	6,165	5,766

Total current assets	547,948	352,003
Property and equipment, net	47,984	50,875
Deferred sales commissions, net	45,290	20,462
Goodwill and identifiable intangible assets	228,432	228,432
Pension benefits	14,929	–
Other assets	9,167	10,942

Total assets	$893,750	662,714

Liabilities:
Accounts payable	$22,233	16,256
Payable to investment companies for securities	159,151	75,607
Accrued compensation	38,310	33,153
Income taxes payable	271	14,804
Other current liabilities	52,637	44,710

Total current liabilities	272,602	184,530
Long-term debt	199,955	199,942
Accrued pension and post-retirement costs	7,230	12,663
Deferred income taxes	15,682	12,082
Other	16,663	8,797

Total liabilities	512,132	418,014

Commitments and Contingencies (Note 18)
Stockholders' equity:
Preferred stock–$1.00 par value: 5,000 shares authorized; none issued	–	–
Class A Common stock – $0.01 par value: 250,000 shares authorized; 99,701 shares issued; 86,630 shares outstanding (84,660 at December 31, 2006)	997	997
Additional paid-in capital	209,210	189,299
Retained earnings	456,499	388,422
Cost of 13,071 shares in treasury (15,041 in 2006)	(291,719)	(327,966)
Accumulated other comprehensive income (loss)	6,631	(6,052)

Total stockholders' equity	381,618	244,700

Total liabilities and stockholders' equity	$893,750	662,714

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2007, 2006 and 2005

		2007	2006	2005
		(in thousands, except per share data)
Revenues:
Investment management fees		$372,345	311,525	267,681
Underwriting and distribution fees		371,085	317,458	272,590
Shareholder service fees		94,124	89,672	81,809

Total		837,554	718,655	622,080
Operating expenses:
Underwriting and distribution		422,274	356,538	303,337
Compensation and related costs (including share-based compensation of $23,704, $21,862 and $17,786, respectively)		115,905	110,101	99,673
General and administrative		48,487	100,604	87,029
Subadvisory fees		43,844	30,758	18,218
Depreciation		12,412	11,725	10,275
Goodwill impairment		–	20,000	–

Total		642,922	629,726	518,532

Operating income		194,632	88,929	103,548
Investment and other income		16,452	12,498	6,680
Interest expense		(11,924)	(12,227)	(14,278)

Income before provision for income taxes		199,160	89,200	95,950
Provision for income taxes		73,663	43,088	35,829

Net income		$125,497	46,112	60,121

Net income per share:
Basic		$1.55	0.57	0.74

Diluted		$1.52	0.55	0.73

Weighted average shares outstanding	—basic	80,781	81,353	80,908
	—diluted	82,824	83,212	82,045
Dividends declared per common share		$0.68	0.60	0.60

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended December 31, 2007, 2006 and 2005
(in thousands)

	Common Stock					Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Retained Earnings			Total Stockholders' Equity
	Shares	Amount			Treasury Stock
Balance at December 31, 2004	99,701	$997	204,913	383,155	(365,892)	(4,296)	218,877
Net income	—	—	—	60,121	—	—	60,121
Recognition of equity compensation	—	—	17,926	—	—	—	17,926
Issuance of nonvested shares and other	—	—	(27,655)	—	27,655	—	—
Dividends accrued, $.60 per share	—	—	—	(50,233)	—	—	(50,233)
Exercise of stock options	—	—	(1,542)	—	3,602	—	2,060
Excess tax benefits from share-based payment arrangements	—	—	1,673	—	—	—	1,673
Other stock transactions	—	—	—	—	(2,468)	—	(2,468)
Repurchase of common stock	—	—	—	—	(5,997)	—	(5,997)
Unrealized gain on available for sale investment securities	—	—	—	—	—	1,344	1,344
Reclassification for amounts included in net income	—	—	—	—	—	(648)	(648)
Change in fair value of derivatives	—	—	—	—	—	1,010	1,010
Minimum pension liability adjustment	—	—	—	—	—	3,709	3,709

Balance at December 31, 2005	99,701	997	195,315	393,043	(343,100)	1,119	247,374
Net income	—	—	—	46,112	—	—	46,112
Recognition of equity compensation	—	—	21,854	8		—	21,862
Issuance of nonvested shares and other	—	—	(26,934)	—	26,934	—	—
Dividends accrued, $.60 per share	—	—	—	(50,741)	—	—	(50,741)
Exercise of stock options	—	—	(5,295)	—	21,483	—	16,188
Excess tax benefits from share-based payment arrangements	—	—	4,359	—	—	—	4,359
Other stock transactions	—	—	—	—	(5,640)	—	(5,640)
Repurchase of common stock	—	—	—	—	(27,643)	—	(27,643)
Unrealized gain on available for sale investment securities	—	—	—	—	—	1,569	1,569
Reclassification for amounts included in net income	—	—	—	—	—	(2,199)	(2,199)
Change in fair value of derivatives	—	—	—	—	—	(283)	(283)
Reversal of minimum pension liability	—	—	—	—	—	5,146	5,146
Additional pension and postretirement plan liability	—	—	—	—	—	(11,404)	(11,404)

Balance at December 31, 2006	99,701	997	189,299	388,422	(327,966)	(6,052)	244,700
Net income	—	—	—	125,497	—	—	125,497
Recognition of equity compensation	—	—	23,704	—		—	23,704
Issuance of nonvested shares and other	—	—	(24,517)	—	24,517	—	—
Dividends accrued, $.68 per share	—	—	—	(57,420)	—	—	(57,420)
Exercise of stock options	—	—	7,805	—	76,757	—	84,562
Excess tax benefits from share-based payment arrangements	—	—	12,919	—	—	—	12,919
Other stock transactions	—	—	—	—	(5,539)	—	(5,539)
Repurchase of common stock	—	—	—	—	(59,488)	—	(59,488)
Unrealized gain on available for sale investment securities	—	—	—	—	—	2,345	2,345
Reclassification for amounts included in net income	—	—	—	—	—	(2,428)	(2,428)
Pension and postretirement benefits	—	—	—	—	—	12,766	12,766

Balance at December 31, 2007	99,701	$997	209,210	456,499	(291,719)	6,631	381,618

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(in thousands)
Net income	$125,497	46,112	60,121
Other comprehensive income:
Available-for-sale investments:
Net unrealized appreciation of investments during the period, net of income taxes of $1,354, $719 and $789, respectively	2,345	1,569	1,344
Derivatives:
Net unrealized gain (loss) on derivatives during the period, net of income taxes of $0, $(188) and $593, respectively	–	(283)	1,010
Pension and postretirement benefits:
Pension and postretirement benefits, net of income taxes of $7,178, $3,022 and $2,179, respectively	12,766	5,146	3,709
Reclassification adjustments for amounts included in net income, net of income taxes of $(1,396), $(1,226) and $(381), respectively	(2,428)	(2,199)	(648)

Comprehensive income	$138,180	50,345	65,536

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income	$125,497	46,112	60,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,395	11,937	11,497
Share-based compensation	23,704	21,862	17,786
Excess tax benefits from share-based payment arrangements	(12,919)	(4,359)	—
Gain on sale of available-for-sale investment securities	(3,598)	(3,260)	(1,029)
Net purchases and sales of trading securities	(926)	(749)	1,791
Unrealized gain on trading securities	(1,001)	(283)	(586)
Goodwill impairment	—	20,000	—
Loss on sale and retirement of property and equipment	405	592	175
Capital gains and dividends reinvested	(2,135)	(1,317)	(784)
Deferred income taxes	(3,171)	(1,423)	(2,866)
Changes in assets and liabilities:
Cash and cash equivalents – restricted	(67,257)	(6,548)	(3,435)
Receivables from funds and separate accounts	(4,796)	(5,401)	(8,654)
Other receivables	(21,046)	(16,632)	(5,225)
Other assets	(23,453)	(4,741)	2,878
Accounts payable and payable to investment companies	89,523	31,091	4,186
Other liabilities	16,889	6,130	24,932

Net cash provided by operating activities	128,111	93,011	100,787

Cash flows from investing activities:
Purchases of available-for-sale investment securities	(5,650)	(7,350)	(600)
Proceeds from sales of available-for-sale investment securities	10,429	14,812	9,096
Proceeds from maturities of available-for-sale investment securities	—	435	9,275
Additions to property and equipment	(9,925)	(10,229)	(8,984)
Cash paid for acquisitions	—	—	(15)
Appeal bond deposits	—	—	57,368

Net cash provided by (used in) investing activities	(5,146)	(2,332)	66,140

Cash flows from financing activities:
Proceeds from long term debt and interest rate swap termination	—	199,863	—
Repayment of long term debt	—	(200,000)	—
Net short term repayments	—	—	(35,000)
Dividends paid	(55,392)	(50,613)	(50,082)
Repurchase of common stock	(59,488)	(27,643)	(5,997)
Exercise of stock options	84,562	16,188	2,060
Excess tax benefits from share-based payment arrangements	12,919	4,359	—
Other stock transactions	(5,539)	(5,640)	(2,468)

Net cash used in financing activities	(22,938)	(63,486)	(91,487)

Net increase in cash and cash equivalents	100,027	27,193	75,440
Cash and cash equivalents at beginning of year	163,887	136,694	61,254

Cash and cash equivalents at end of year	$263,914	163,887	136,694

Cash paid for:
Income taxes (net)	$74,439	29,922	33,234
Interest	$11,200	6,845	12,752

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

1.     Description of Business

        Waddell & Reed Financial, Inc. and subsidiaries (hereinafter referred to as the "Company," "we," "our" and "us") derive revenues primarily from investment management, investment product underwriting and distribution, and shareholder services administration provided to the Waddell & Reed Advisors Group of Mutual Funds (the "Advisors Funds"), W&R Target Funds, Inc. (the "Target Funds"), Ivy Funds, Inc. and the Ivy Funds portfolios (collectively, the "Ivy Funds"), and Waddell & Reed InvestEd Portfolios, Inc. (collectively, the "Funds"), and institutional and separately managed accounts. The Funds and the institutional and separately managed accounts operate under various rules and regulations set forth by the United States Securities and Exchange Commission (the "SEC"). Services to the Funds are provided under investment management agreements that set forth the fees to be charged for these services. The majority of these agreements are subject to annual review and approval by each Fund's board of directors/trustees and shareholders. Our revenues are largely dependent on the total value and composition of assets under management, which include mainly domestic equity securities, but also include debt securities and international equities. Accordingly, fluctuations in financial markets and composition of assets under management can significantly impact revenues and results of operations.

2.     Summary of Significant Accounting Policies

Basis of Presentation

        The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Amounts in the accompanying financial statements and notes are rounded to the nearest thousand unless otherwise stated. Certain amounts in the prior years' financial statements have been reclassified for consistent presentation.

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

December 31, 2007, 2006 and 2005

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

Property and Equipment

        Property and equipment are carried at cost. The costs of improvements that extend the life of a fixed asset are capitalized, while the costs of repairs and maintenance are expensed as incurred. Depreciation and amortization are calculated and recorded using the straight-line method over the estimated useful life of the related asset (or lease term if shorter), generally three to ten years for furniture, fixtures, data processing equipment and computer software; three to 20 years for equipment and machinery; and up to 15 years for leasehold improvements.

Software Developed for Internal Use

        Certain internal costs incurred in connection with developing or obtaining software for internal use are capitalized in accordance with the American Institute of Certified Public Accountants' Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The costs of designing and implementing software are expensed as incurred. Internal costs capitalized are included in "Property and equipment, net" on the consolidated balance sheets, and were $9.3 million and $8.5 million as of December 31, 2007 and 2006, respectively. Amortization begins when the software project is complete and ready for its intended use and continues over the estimated useful life, generally five to ten years.

Goodwill and Identifiable Intangible Assets

        Goodwill represents the excess of the cost of the Company's investment in the net assets of acquired companies over the fair value of the underlying identifiable net assets at the dates of acquisition. Goodwill is not amortized, but is tested at least annually for impairment.

        Identifiable intangible assets with indefinite useful lives are not amortized. Indefinite life intangible assets represent advisory and subadvisory management contracts for managed assets obtained in acquisitions. We consider these contracts to be indefinite lived intangible assets as they are expected to be renewed without significant cost or modification of terms. We complete an ongoing review of the recoverability of identifiable intangible assets on an annual basis or more frequently whenever events occur or circumstances change that would more likely than not reduce their fair value.

        Factors that are considered important in determining whether an impairment of goodwill or intangible assets might exist include significant continued underperformance compared to peers, the likelihood of

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

termination or non-renewal of a mutual fund advisory or subadvisory contract or substantial changes in revenues earned from such contracts, significant changes in our business and products, material and ongoing negative industry or economic trends, or other factors specific to each asset or subsidiary being evaluated. Because of the significance of goodwill and other intangible assets to our consolidated balance sheet, any changes in key assumptions about our business or prospects, or changes in market conditions or other externalities, could result in an impairment charge and such a charge could have a material effect on our financial condition and results of operations. Based on our annual review of goodwill in the second quarter of 2006, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142") we recorded an impairment charge of $20.0 million related to our subsidiary, Austin Calvert & Flavin, Inc. ("ACF"). The impairment charge is described in Note 6. It was determined that no impairment existed during our annual reviews of goodwill during 2007 or of identifiable intangible assets during 2007 or 2006.

Deferred Sales Commissions

        We defer certain costs, principally sales commissions and related compensation, which are paid to financial advisors and broker/dealers in connection with the sale of certain mutual fund shares sold without a front-end load sales charge. The costs incurred at the time of the sale of shares for certain asset allocation products are deferred and amortized on a straight-line basis, not to exceed three years. The costs incurred at the time of the sale of Class B shares are also deferred and then amortized on a straight-line basis over five years which approximates the expected life of the shareholders' investments. The costs incurred at the time of the sale of Class C shares are deferred and amortized on a straight-line basis over 12 months. We recover these deferred costs through Rule 12b-1 and other distribution fees, which are paid on the Class B and Class C shares of the Advisors Funds and Ivy Funds, along with contingent deferred sales charges ("CDSCs") paid by shareholders who redeem their shares prior to completion of the required holding period (three years for shares of certain asset allocation products, six years for a Class B share and 12 months for a Class C share). Should we lose our ability to recover such sales commissions through distribution fees or CDSCs, the value of these assets would immediately decline, as would future cash flows. We periodically review the recoverability of the deferred sales commission assets as events or changes in circumstances indicate that their carrying amount may not be recoverable and adjust them accordingly.

Revenue Recognition

        We recognize investment management fees as earned over the period in which services are rendered. We charge the Funds daily based upon average daily net assets under management in accordance with investment management agreements between the Funds and the Company. In general, the majority of investment management fees earned from institutional and separate accounts are charged either monthly or quarterly based upon an average of net assets under management in accordance with such investment management agreements.

        Shareholder service fees are recognized monthly and are calculated based on the number of accounts or assets under management as applicable. Other administrative service fee revenues are recognized when contractual obligations are fulfilled or as services are provided.

        Underwriting and distribution commission revenues resulting from the sale of investment products are recognized on the trade date.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

        We also recognize distribution revenues monthly for certain types of investment products, primarily variable annuity products which are generally calculated based upon average daily net assets under management.

Advertising and Promotion

        We expense all advertising and promotion costs as incurred. Advertising expense was $4.8 million, $2.9 million and $3.5 million, for the years ended December 31, 2007, 2006 and 2005, respectively.

Share-Based Compensation

        Prior to January 1, 2006, the Company used the intrinsic value method as described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") to measure employee stock-based compensation as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under this method, compensation expense related to stock options was measured as the difference between the exercise price and the fair value of the shares on the grant date, if any, and was recognized over the vesting period, which approximated the anticipated service period.

        Had compensation cost for the Company's stock-based compensation plans been determined using the fair value method as described in SFAS No. 123, the Company's net income and earnings per share for the year ended December 31, 2005 would have been reduced to the following pro forma amounts (amounts in thousands, expect per share data):

Net income, as reported	$60,121
Add: Total stock option expense included in reported net income, net of related tax effects	1,137
Deduct: Total stock option expense determined under fair-value based method for all awards, net of related tax effects	(1,558)

Pro forma net income	$59,700

Basic earnings per share
As reported	$0.74
Pro forma	0.74
Diluted earnings per share
As reported	0.73
Pro forma	0.73

        The weighted-average fair value of each stock option included in the preceding pro forma information was estimated using a Black-Scholes option pricing model and was amortized over the vesting period of the underlying options.

        Effective January 1, 2006, the Company adopted SFAS No. 123R, "Share-Based Payment, (revised 2004)" ("SFAS No. 123R"). The revised standard eliminated the intrinsic value method of accounting required under APB 25. The Company adopted SFAS No. 123R using the modified prospective transition method of adoption, which did not require restatement of prior periods. Under that transition method, compensation expense recognized in 2006 and 2007 for all share-based awards granted after December 31, 2005 is based on the grant date fair value of the awards, net of estimated forfeitures.

        In its computation of stock-based compensation expense under APB 25, the Company recognized actual forfeitures when they occurred. Under SFAS No. 123R, the Company is required to estimate forfeitures at the grant date. The Company recognized a cumulative effect of change in accounting

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

principle of $503 thousand ($321 thousand increase to net income after tax) upon adoption, in order to adjust for expected forfeitures on all nonvested stock awards outstanding on January 1, 2006. This cumulative effect of change in accounting principle is classified in compensation and related costs in the consolidated statement of income for the year ended December 31, 2006.

Accounting for Income Taxes

        Income tax expense is based on pre-tax financial accounting income, including adjustments made for the recognition or derecognition related to uncertain tax positions. The recognition or derecognition of income tax expense related to uncertain tax positions is determined under the guidance as prescribed by Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). Deferred tax assets and liabilities are recognized for the future tax attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

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

3.     Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51" ("SFAS No. 160"), which amends ARB No. 51 to establish accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest that should be reported as equity in the consolidated financial statements. The provisions of SFAS No. 160 are effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years and the standard is to be applied prospectively. The Company does not have a non-controlling interest in any of its consolidated reporting entities and therefore this standard does not currently apply. It is not expected that the adoption of this standard on January 1, 2009 will significantly affect our results of operations or financial condition.

        In December 2007, the FASB amended SFAS No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141, as amended, establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The provisions of SFAS No. 141, as amended, are effective for fiscal years beginning on or after December 15, 2008. Adoption of this standard on January 1, 2009 will affect our results of operations and financial condition only if the Company acquires the assets of another entity subsequent to adoption date.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

        In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force ("EITF") in EITF Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards" ("EITF No. 06-11"). Under the provisions of EITF 06-11, a realized income tax benefit from dividends and dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 is required to be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. It is not expected that the adoption of this standard on January 1, 2008 will significantly affect our results of operations or financial condition.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115" ("SFAS No. 159"), which provides companies with an option to report select financial assets and liabilities at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. It is not expected that the adoption of SFAS No. 159 on January 1, 2008 will have a material impact on our results of operations or financial condition.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. It is not expected that the adoption of SFAS No. 157 on January 1, 2008 will have a material impact on our results of operations or financial condition.

        In June 2006, the EITF reached a consensus on EITF Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements" ("EITF 06-4"), which requires the application of the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS No. 106") to split-dollar life insurance arrangements. SFAS No. 106 requires the recognition of a liability for the discounted future benefit obligation that an entity would have to pay upon the death of an underlying insured employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. We have an insurance policy subject to the provisions of this new pronouncement; however we have evaluated the policy and determined there will be no impact upon the adoption of EITF 06-4 on our results of operations or financial condition.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

4.     Investment Securities

        Investment securities at December 31, 2007 and 2006 are as follows:

2007	Amortized cost	Unrealized gains	Unrealized (losses)	Fair value
	(in thousands)
Available-for-sale securities:
Mortgage-backed securities	$ 11	1	–	12
Municipal bonds	6,991	128	(73)	7,046
Affiliated mutual funds	22,912	7,596	(121)	30,387

	29,914	7,725	(194)	37,445

Trading securities:
Mortgage-backed securities	118	–	–	118
Municipal bonds	502	–	–	502
Corporate bonds	156	–	–	156
Common stock	74	–	–	74
Affiliated mutual funds	12,618	–	–	12,618

	13,468	–	–	13,468

Total investment securities	$ 43,382	7,725	(194)	50,913

2006	Amortized cost	Unrealized gains	Unrealized (losses)	Fair value
	(in thousands)
Available-for-sale securities:
Mortgage-backed securities	$ 12	1	–	13
Municipal bonds	6,985	199	–	7,184
Affiliated mutual funds	22,486	7,346	(116)	29,716

	29,483	7,546	(116)	36,913

Trading securities:
Mortgage-backed securities	124	–	–	124
Municipal bonds	510	–	–	510
Corporate bonds	340	–	–	340
Common stock	46	–	–	46
Affiliated mutual funds	10,196	–	–	10,196

	11,216	–	–	11,216

Total investment securities	$ 40,699	7,546	(116)	48,129

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

        A summary of debt securities and affiliated mutual funds with market values below carrying values at December 31, 2007 is as follows:

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized (losses)	Fair value	Unrealized (losses)	Fair value	Unrealized (losses)
	(in thousands)
Municipal bonds	$2,983	(73)	–	–	2,983	(73)
Affiliated mutual funds	1,301	(121)	–	–	1,301	(121)

Total temporarily impaired securities	$4,284	(194)	–	–	4,284	(194)

        We assess the carrying value of investments in debt and equity securities each quarter to determine whether an other than temporary decline in fair value exists. We consider factors affecting the issuer and the industry the issuer operates in, general market trends including interest rates, and our ability and intent to hold an investment until it has recovered. Consideration is given to the length of time an investment's market value has been below carrying value and prospects for recovery to carrying value. Based upon our assessment of these municipal bonds and affiliated mutual funds, our intent to hold the affiliated mutual funds until they have recovered and our history of holding bonds until maturity, we determined that a write-down was not appropriate at this time.

        Mortgage-backed securities and municipal bonds accounted for as available-for sale and held as of December 31, 2007 mature as follows:

	Amortized cost	Fair value
	(in thousands)
After ten years	$ 7,002	7,058

	$ 7,002	7,058

        Mortgage-backed securities, municipal bonds and corporate bonds accounted for as trading and held as of December 31, 2007 mature as follows:

	Amortized cost	Fair value
	(in thousands)
After ten years	$ 776	776

	$ 776	776

        Investment securities with fair value of $10.9 million, $15.5 million and $68.7 million were sold during 2007, 2006 and 2005, respectively. A net gain of $3.6 million was recognized during 2007 from the sale of $10.4 million in available-for-sale securities. During 2006, a net gain of $3.3 million was recognized from the sale of $14.8 million in available-for-sale securities. During 2005, $59.6 million of trading securities were sold, of which approximately $57.4 million were proceeds from the sale of certificates of deposit

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

previously held as an appeal bond related to a legal matter. A net gain of $1.0 million was recognized during 2005 from the sale of $9.1 million in available-for-sale securities.

        The aggregate carrying amount of our equity method investments, classified in other assets, was $3.6 million at December 31, 2007 and 2006. At December 31, 2007, our investment consists of a limited partnership interest in venture capital funds. During 2005, we sold our interest in another venture capital fund for approximately $2.0 million and recognized a gain on the sale of $0.6 million.

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

6.     Goodwill and Identifiable Intangible Assets

        Goodwill represents the excess of purchase price over the tangible assets and identifiable intangible assets of an acquired business. Gross goodwill was $212.0 million at December 31, 2007 and 2006 and accumulated amortization of goodwill was $38.6 million at December 31, 2007 and 2006. Our goodwill is not deductible for tax purposes.

        Goodwill is not amortized, but instead is reviewed annually and when events or circumstances occur which indicate that goodwill might be impaired. Impairment of goodwill is tested at the Company's reporting unit level. To determine fair value, our review process uses the income and market approaches. In performing the analysis, we use the best information available under the circumstances, including reasonable and supportable assumptions and projections. If the carrying amount of the reporting unit exceeds its implied fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.

        Based on our annual review of goodwill in the second quarter of 2006, in accordance with SFAS No. 142, we recorded an impairment charge of $20.0 million related to our subsidiary, ACF. Factors that led to this conclusion included, but were not limited to, the negative impact of the decline in ACF's assets under management and diminished involvement of ACF's investment staff in mutual fund advisory responsibilities. Asset redemptions significantly impacted ACF's ability to achieve and maintain profitability, and therefore adversely impacted its earnings potential. ACF's remaining unamortized goodwill balance at December 31, 2007 was $7.2 million.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

        The goodwill impairment charge was not deductible for income tax purposes and as a result, no tax benefit has been recognized for the goodwill impairment charge.

        The carrying value of identifiable intangible assets (all considered indefinite lived) at December 31, 2007 and 2006 are summarized as follows:

	2007	2006
	(in thousands)
Unamortized intangible assets:
Mutual fund management advisory contracts	$ 38,699	38,699
Mutual fund subadvisory management contracts	16,300	16,300

Total	$ 54,999	54,999

7.     Property and Equipment

        A summary of property and equipment at December 31, 2007 and 2006 is as follows:

	2007	2006	Estimated useful lives
	(in thousands)
Leasehold improvements	$ 7,337	5,481	1 - 15 years
Furniture and fixtures	23,726	22,795	3 - 10 years
Equipment and machinery	21,675	21,431	3 - 20 years
Data processing equipment and computer software	58,853	53,923	3 - 10 years

Property and equipment, at cost	111,591	103,630
Accumulated depreciation	(63,607)	(52,755)

Property and equipment, net	$ 47,984	50,875

        Depreciation expense was $12.4 million, $11.7 million and $10.3 million during the years ended December 31, 2007, 2006 and 2005, respectively.

8.     Indebtedness

        On August 15, 2000, the Company filed a $400.0 million shelf registration, whereby proceeds received could be used for general corporate purposes, including the repayment of short-term debt outstanding. On January 18, 2001, the Company issued $200.0 million in principal amount 7.50% senior notes due in January 2006 (the "7.50% Notes"), resulting in net proceeds of approximately $197.6 million (net of discounts, commissions and expenses). Interest was payable semi-annually on January 18 and July 18 at a fixed rate of 7.50% per annum.

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

December 31, 2007, 2006 and 2005

related debt was outstanding. The change in the fair value of the interest rate swap was recorded on the consolidated balance sheet by adjusting the carrying amounts of the 7.50% Notes by an offsetting amount for the swap.

        Under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), we accounted for the interest rate swap as a fair value hedge of the Notes. This interest rate swap was considered 100% effective in hedging the changes in the fair value of the 7.50% Notes arising from changes in interest rates, and accordingly, there was no impact on earnings resulting from any ineffectiveness associated with this transaction. No fair value adjustment was necessary for the swap at December 31, 2005 as the term of the swap expired on January 18, 2006.

        During 2005, the Company entered into two forward starting interest rate swap agreements that had five year fixed swap rates of 4.57% and 4.84%, respectively, on notional amounts of $100 million for each swap. The swaps were put in place to hedge against changes in forecasted interest payments attributable to changes in the LIBOR swap rate between the time the Company entered into the swap agreement and the time we anticipated refinancing the 7.50% Notes in January 2006. The Company assessed the effectiveness of the swaps as hedges at their inception and at December 31, 2005, and we considered those swaps to be completely effective cash flow hedges under SFAS No. 133. As of December 31, 2005, net unrealized gains attributed to the forward swap cash flow hedges were approximately $1.6 million and were included as a component of other comprehensive income.

        On January 13, 2006, the Company issued $200 million in principal amount 5.60% senior notes due 2011 (the "New Notes") resulting in net proceeds of approximately $198.2 million (net of discounts, commissions and estimated expenses). The Company used these proceeds, together with cash on hand, to repay the entire $200 million aggregate principal amount outstanding of its 7.50% Notes. The New Notes represent senior unsecured obligations and are rated "Baa2" by Moody's and "BBB" by Standard & Poor's. Interest is payable semi-annually on January 15 and July 15 at a fixed rate of 5.60% per annum. The Company may, at its option, call the New Notes at any time pursuant to a make whole redemption provision, which would compensate holders for any changes in interest rate levels of the notes upon early extinguishment. The Company currently has no intention to call the New Notes.

        On January 10, 2006, the Company terminated the two 2005 forward interest rate swap agreements upon the closing of the New Notes. In connection with the termination of the swap agreements, the Company received a net cash settlement of $1.1 million. The Company's gain on these transactions was deferred in accumulated other comprehensive income and is being amortized into earnings as a reduction to interest expense over the five year term of the New Notes. As of December 31, 2007, the remaining unamortized amount was approximately $0.7 million.

        The Company entered into a three-year revolving credit facility (the "Credit Facility") with various lenders, effective October 7, 2005, which initially provides for borrowings of up to $200 million and replaced the Company's previous 364-day revolving credit facility. At December 31, 2007 and 2006, there were no borrowings outstanding under the Credit Facility. Borrowings under the Credit Facility bear interest at various rates including adjusted LIBOR or an alternate base rate plus, in each case, an incremental margin based on the Company's credit rating. The Credit Facility also provides for a facility fee on the daily aggregate amount of commitment under the revolving facility (whether or not utilized). The facility fee is also based on the Company's credit rating level. The most restrictive provisions of the credit agreement require the Company to maintain a consolidated leverage ratio not to exceed 3.0 to 1.0

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

for four consecutive quarters and a consolidated interest coverage ratio of not less than 4.0 to 1.0 for four consecutive quarters. The Company was in compliance with these covenants and similar covenants in prior facilities for all years presented.

        The following is a summary of long-term debt at December 31, 2007 and 2006:

	2007	2006
	(in thousands)
Principal amount unsecured 5.60% senior notes due in 2011	$ 200,000	200,000
Discount on unsecured 5.60% senior notes due in 2011	(45)	(58)

Total long-term debt	$ 199,955	199,942

9.     Income Taxes

        The provision for income taxes for the years ended December 31, 2007, 2006 and 2005 consists of the following:

	2007	2006	2005
	(in thousands)
Currently payable:
Federal	$ 72,760	39,770	35,362
State	5,092	3,823	3,333

	77,852	43,593	38,695
Deferred taxes	(4,189)	(505)	(2,866)

Provision for income taxes	$ 73,663	43,088	35,829

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

        The following table reconciles the statutory federal income tax rate with our effective income tax rate for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefits	2.1	1.7	1.4
Favorable resolution of outstanding income tax matters	—	—	(2.4)
State tax incentives	(0.1)	(1.2)	—
Nondeductible fines	—	4.7	0.8
Nondeductible goodwill impairment expense	—	7.8	—
Other items	—	0.3	2.5

Effective income tax rate	37.0%	48.3%	37.3%

        The tax effect of temporary differences that give rise to significant portions of deferred tax liabilities and deferred tax assets at December 31, 2007 and 2006 are as follows:

	2007	2006
	(in thousands)
Deferred tax liabilities:
Unrealized pension benefits	$ (785)	—
Deferred sales commissions	(6,754)	(5,711)
Property and equipment	(8,794)	(10,319)
Benefit plans	(3,037)	(2,867)
Identifiable intangible assets	(8,374)	(8,306)
Unrealized gains on derivatives	(248)	(324)
Unrealized gains on available for sale investment securities	(2,753)	(2,660)
Purchase of fund assets	(3,423)	(2,629)
Prepaid expenses	(1,413)	(1,349)
Other	(242)	(249)

Total gross deferred liabilities	(35,823)	(34,414)

Deferred tax assets:
Acquisition lease liability	1,029	1,026
Additional pension and postretirement liability	—	6,392
Accrued expenses	6,753	7,276
Unrealized losses on investment securities	676	705
Nonvested stock	11,240	9,593
Unused state tax credits	174	263
State net operating loss carryover	3,527	2,908
Other	2,828	—

Total gross deferred assets	26,227	28,163
Valuation allowance	(3,527)	(2,908)

Net deferred tax liability	$ (13,123)	(9,159)

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

        Certain of the Company's subsidiaries have net operating loss carryforwards in certain states in which these companies file on a separate company basis. The deferred tax asset, net of federal tax effect, relating to the carryforwards as of December 31, 2007 and 2006 is approximately $3.5 million and $2.9 million, respectively. The carryforwards, if not utilized, will expire between 2008 and 2027. Management believes it is not more likely than not that these subsidiaries will generate sufficient future taxable income in these states to realize the benefit of the net operating loss carryforwards and, accordingly, a valuation allowance in the amount of $3.5 million and $2.9 million has been established at December 31, 2007 and 2006, respectively. The Company generated state tax credits in 2006 and 2007 of $263 thousand and $174 thousand that will expire between 2016 and 2029, respectively, if not utilized. The Company anticipates these credits will be fully utilized prior to their expiration dates.

        In June 2006, the FASB issued FIN 48 to clarify certain aspects of accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax provision is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 on January 1, 2007.

        As of January 1, 2007, the Company had unrecognized tax benefits, including penalties and interest, of $5.1 million ($3.5 million net of federal benefit) that, if recognized, would impact the Company's effective tax rate. As of December 31, 2007, the Company had unrecognized tax benefits, including penalties and interest, of $6.2 million ($4.2 million net of federal benefit) that, if recognized, would impact the Company's effective tax rate. The unrecognized tax benefits that are not expected to be settled within the next 12 months are included in other liabilities in the accompanying consolidated balance sheet; unrecognized tax benefits that are expected to be settled within the next 12 months are included in income taxes payable. The Company had no cumulative effect of adopting FIN 48, and therefore, no adjustment was recorded to retained earnings upon such adoption.

        The following table summarizes the Company's reconciliation of unrecognized tax benefits for the year ended December 31, 2007:

Unrecognized Tax Benefits
(in thousands)
Balance at January 1, 2007	$ 3,242
Increases during the year:
Gross increases - tax positions in prior periods	1,069
Gross increases - current-period tax positions	1,782
Decreases during the year:
Decreases due to settlements with taxing authorities	(1,476)
Decreases due to lapse of statute of limitations	(122)

Balance at December 31, 2007	$ 4,495

        The Company's historical accounting policy with respect to interest and penalties related to tax uncertainties has been to classify these amounts as income taxes, and the Company continued this classification upon the adoption of FIN 48. As of January 1, 2007, the total amount of accrued interest and penalties related to uncertain tax positions recognized in the consolidated balance sheet was $1.9 million ($1.3 million net of federal benefit). The total amount of penalties and interest, net of federal benefit,

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

related to tax uncertainties recognized in the statement of income for the year ended December 31, 2007 was $423 thousand. The total amount of accrued penalties and interest related to uncertain tax positions at December 31, 2007 of $1.7 million ($1.3 million net of federal benefit) is included in the total unrecognized tax benefits described above.

        In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain. In addition, respective tax authorities periodically audit our income tax returns. These audits examine our significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions. During 2006, the Company settled five open tax years, 2000 through 2004, that were undergoing audit by the United States Internal Revenue Service. The 2005 and 2006 federal income tax returns are the only open tax years that remain subject to potential future audit. In late 2007, the Company settled two open tax years that were undergoing audit by a state jurisdiction in which the Company operates. State income tax returns for all years after 2002 are subject to potential future audit by tax authorities in the Company's major state tax jurisdictions.

        The Company is currently being audited in three other state jurisdictions. It is reasonably possible that the Company will settle the audits in these jurisdictions within the next 12-month period. It is estimated that the Company's FIN 48 liability could decrease by approximately $1.8 million to $2.5 million ($1.2 million to $1.6 million net of federal benefit) upon settlement of these audits. Such settlements are not anticipated to have a significant impact on reported income.

10.   Pension Plan and Postretirement Benefits Other Than Pensions

        We provide a non-contributory retirement plan that covers substantially all employees and certain vested employees of our former parent company (the "Pension Plan"). Benefits payable under the Pension Plan are based on employees' years of service and compensation during the final ten years of employment. We also sponsor an unfunded defined benefit postretirement medical plan that covers substantially all employees, including Waddell & Reed and Legend advisors. The medical plan is contributory with retiree contributions adjusted annually. The medical plan does not provide for post age 65 benefits with the exception of a small group of employees that were grandfathered when such plan was established.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

        A reconciliation of the funded status of these plans and the assumptions related to the obligations at December 31, 2007, 2006 and 2005 follows:

	Pension Benefits			Other Postretirement Benefits
	2007	2006	2005	2007	2006	2005
	(in thousands)
Change in projected benefit obligation:
Net benefit obligation at beginning of year	$ 88,320	86,530	82,829	4,174	3,715	5,441
Service cost	5,718	5,446	5,598	292	299	422
Interest cost	5,490	4,830	4,824	244	209	306
Plan amendments	—	—	—	—	165	—
Benefits and expenses paid	(3,690)	(3,496)	(6,604)	(313)	(244)	(144)
Actuarial gain	(945)	(4,990)	(117)	(570)	(107)	(2,418)
Retiree contributions	—	—	—	148	137	108

Net benefit obligation at end of year	$ 94,893	88,320	86,530	3,975	4,174	3,715

        The accumulated benefit obligation for the Pension Plan was $81.3 million and $77.1 million at December 31, 2007 and 2006, respectively.

	Pension Benefits (1)			Other Postretirement Benefits (1)
	2007	2006	2005	2007	2006	2005
	(in thousands)
Change in plan assets:
Fair value of plan assets at beginning of year	$82,889	74,445	68,629	—	—	—
Actual return on plan assets	23,622	4,940	5,420	—	—	—
Employer contributions	7,000	7,000	7,000	165	107	36
Retiree contributions	—	—	—	148	137	108
Benefits paid	(3,689)	(3,496)	(6,604)	(313)	(244)	(144)

Fair value of plan assets at end of year	$109,822	82,889	74,445	—	—	—

Funded status at end of year	$14,929	(5,431)	(12,085)	(3,975)	(4,174)	(3,715)
Unrecognized transition obligation	NA	NA	67	NA	NA	—
Unrecognized prior service cost	NA	NA	4,585	NA	NA	258
Unrecognized net actuarial loss	NA	NA	19,333	NA	NA	(889)

Net asset (liability) recognized at end of year	NA	NA	11,900	NA	NA	(4,346)

(1)
NA refers to not applicable under SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Retirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132-R" ("SFAS No. 158"), adopted in 2006.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

	Pension Benefits (1)			Other Postretirement Benefits (1)
	2007	2006	2005	2007	2006	2005
	(in thousands)
Amounts recognized in the statement of financial position prior to SFAS No. 158:
Accrued benefit cost	NA	NA	(920)	NA	NA	(4,346)
Intangible asset	NA	NA	4,652	NA	NA	–
Accumulated other comprehensive income	NA	NA	8,168	NA	NA	–

Net asset (liability) recognized at end of year	NA	NA	11,900	NA	NA	(4,346)

Amounts recognized in the statement of financial position under SFAS No. 158:
Noncurrent assets	$14,929	–	NA	–	–	NA
Current liabilities	–	–	NA	(192)	(209)	NA
Noncurrent liabilities	–	(5,431)	NA	(3,783)	(3,965)	NA

Net amount recognized at end of year	$14,929	(5,431)	NA	(3,975)	(4,174)	NA

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income:
Transition obligation	$(57)	(62)	NA	–	–	NA
Prior service cost	(3,714)	(4,149)	NA	(362)	(400)	NA
Accumulated gain (loss)	4,792	(14,143)	NA	1,489	958	NA

Accumulated other comprehensive income	1,021	(18,354)	NA	1,127	558	NA
Cumulative employer contributions in excess of net periodic benefit cost	13,908	12,923	NA	(5,102)	(4,732)	NA

Net amount recognized at end of year	$14,929	(5,431)	NA	(3,975)	(4,174)	NA

Weighted average assumptions used to determine benefit obligation at December 31:
Discount rate	6.75%	6.00%	5.75%	6.75%	6.00%	5.75%
Rate of compensation increase	3.86%	3.86%	3.86%	Not applicable

(1)
NA refers to not applicable under SFAS No. 158, adopted in 2006.

        The discount rate assumptions used to determine the postretirement obligations at December 31, 2007 and 2006 and the postretirement expenses in 2007 were based on the Mercer Bond Model. This model was designed by Mercer Human Resource Consulting to provide a means for plan sponsors to value the liabilities of their postretirement benefit plans. The Mercer Bond Model calculates the yield on a theoretical portfolio of high-grade corporate bonds (rated "Aa" or better) with cash flows that generally match our expected benefit payments. To the extent scheduled bond proceeds exceed the estimated benefit payments in a given period, the yield calculation assumes those excess proceeds are reinvested at the one-year forward rates implied by the Citigroup Pension Discount Curve.

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

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

        Our Pension Plan asset allocation at December 31, 2007 and 2006 and our target allocation for 2008 are as follows:

Plan assets by investment style	Target Allocation at January 1, 2008	Percentage of Plan Assets at December 31, 2007
Asset Strategy	40%	44%
Large Cap Growth	35%	35%
Core Plus Fixed Income	13%	10%
Science and Technology	10%	9%
Cash Reserves	2%	2%

Total	100%	100%

Plan assets by category	Percentage of Plan Assets at December 31, 2007	Percentage of Plan Assets at December 31, 2006
Equity securities	75%	62%
Debt securities	15%	26%
Cash	10%	12%

Total	100%	100%

        The primary investment objective is to maximize growth of the Pension Plan assets to meet the projected obligations to the beneficiaries over a long period of time, and to do so in a manner that is consistent with the Company's earnings strength and risk tolerance. Asset allocation is the most important decision in managing the assets and it is reviewed regularly. The asset allocation policy considers the Company's financial strength and long-term asset class risk/return expectations since the obligations are long-term in nature. The target allocations for pension assets are as summarized in the table above. The assets are well diversified and are managed by our in-house investment professionals.

        Large Cap Growth consists of a diversified portfolio of common stocks issued by higher-quality growth-oriented large to medium sized domestic and, to a lesser extent, foreign companies. Asset Strategy invests in most any domestic or foreign market that is believed to offer the greatest probability of return or, alternatively, that provides the highest degree of safety in uncertain times. Although this style may allocate its assets among stocks, bonds and short-term investments, the allocation is typically weighted toward stocks. Core Plus Fixed Income invests primarily in investment-grade debt securities issued in the United States. Science and Technology concentrates its investments primarily in equity securities of domestic and foreign companies that benefit by the application of science and technological discoveries.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

        The 7.75% expected long-term rate of return on Pension Plan assets reflects management's expectations of long-term average rates of return on funds invested to provide for benefits included in the projected benefit obligations. The expected return is based on the outlook for inflation, fixed income returns and equity returns, while also considering historical returns, asset allocation and investment strategy.

        The components of net periodic pension and other postretirement costs and the assumptions related to those costs consisted of the following for the years ended December 31, 2007, 2006 and 2005.

	Pension Benefits			Other Postretirement Benefits
	2007	2006	2005	2007	2006	2005
	(in thousands)
Components of net periodic benefit cost:
Service cost	$5,718	5,446	5,598	292	299	422
Interest cost	5,490	4,830	4,824	244	209	306
Expected return on plan assets	(6,442)	(5,694)	(5,208)	—	—	—
Actuarial (gain) loss amortization	808	954	1,434	(39)	(38)	88
Prior service cost amortization	436	436	436	38	23	23
Transition obligation amortization	5	5	5	—	—	—

Net periodic benefit cost	$6,015	5,977	7,089	535	493	839

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	6.00%	5.75%	5.75%	6.00%	5.75%	5.75%
Expected return on plan assets	7.75%	7.75%	7.75%	Not applicable
Rate of compensation increase	3.86%	3.86%	3.86%	Not applicable

        We expect the following benefit payments to be paid which reflect future service, as appropriate:

	Pension Benefits	Other Postretirement Benefits
	(in thousands)
2008	$5,075	192
2009	5,318	223
2010	5,219	277
2011	7,029	308
2012	8,231	331
2013 through 2017	50,795	1,876

	$81,667	3,207

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

        Our policy with respect to funding the Pension Plan is to fund at least the minimum required by the Employee Retirement Income Security Act of 1974, as amended, and not more than the maximum amount deductible for tax purposes. All contributions made to the Pension Plan for 2007 and 2006 were voluntary. We anticipate that the 2008 contribution will be made from cash generated from operations and will be in the range of $5.0 to $10.0 million.

        All Company contributions to other postretirement medical benefits are voluntary, as the postretirement medical plan is not funded, and is not subject to any minimum regulatory funding requirements. The contributions for each year represent claims paid for medical expenses, and we anticipate making the 2008 expected contribution with cash generated from operations. Contributions by participants to the postretirement plan were $148 thousand and $137 thousand for the years ending December 31, 2007 and 2006, respectively.

        For measurement purposes, the initial health care cost trend rate was 10% for 2008, 2007 and 2006. The health care cost trend rate reflects anticipated increases in health care costs. The initial assumed growth rate of 10% in the first year is assumed to gradually decline over the next five years to a rate of 5% in the fifth year. The effect of a 1% annual increase in assumed cost trend rates would increase the December 31, 2007 accumulated postretirement benefit obligation by approximately $393 thousand, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2007 by approximately $72 thousand. The effect of a 1% annual decrease in assumed cost trend rates would decrease the December 31, 2007 accumulated postretirement benefit obligation by approximately $342 thousand, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2007 by approximately $61 thousand.

        We also sponsor the Waddell & Reed Financial, Inc. Supplemental Executive Retirement Plan, as amended and restated (the "SERP"), a non-qualified deferred compensation plan covering eligible employees. The SERP provides certain benefits for Company officers that the Pension Plan is prevented from providing because of compensation and benefit limits in the Internal Revenue Code.

        The SERP was adopted to supplement the annual pension paid to certain senior executive officers. Each calendar year, the Compensation Committee of the Board of Directors (the "Compensation Committee") credits participants' SERP accounts with (i) an amount equal to 4% of the executive's base salary, less the amount of the maximum employer matching contribution available under our 401(k) plan, and (ii) a non-formula award, if any, as determined by the Compensation Committee in its discretion. There were no discretionary awards made to participants during 2007. Additionally, each calendar year, participants' accounts are credited (or charged) with an amount equal to the performance of certain hypothetical or investment vehicles since the last preceding year. Upon a participant's separation, or at such other time based on a pre-existing election by a participant, benefits accumulated under the SERP are payable in installments or in a lump sum. As of December 31, 2007 and 2006, the aggregate liability to participants was $3.4 million and $3.3 million, respectively.

        At December 31, 2007, the accrued pension and postretirement liability recorded on the balance sheet was comprised of an accrued liability for SERP benefits of $3.4 million and a liability for postretirement benefits in the amount of $3.8 million. The current portion of postretirement liability of $0.2 million is included in other current liabilities on the balance sheet. At December 31, 2006, the accrued pension and postretirement liability recorded on the balance sheet was comprised of accrued pension costs of

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

$5.4 million, an accrued liability for SERP benefits of $3.3 million, and a liability for postretirement benefits in the amount of $4.0 million. The current portion of postretirement liability of $0.2 million is included in other current liabilities on the balance sheet.

11.   Employee Savings Plan

        We sponsor a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code to provide retirement benefits to substantially all of our employees following the completion of an eligibility period. As allowed under Section 401(k), the plan provides tax-deferred salary deductions for eligible employees. Our matching contributions to the plan for the years ended December 31, 2007, 2006 and 2005 were $3.7 million, $3.4 million and $3.1 million, respectively.

12.   Stockholders' Equity

Earnings per Share

        For the years ended December 31, 2007, 2006 and 2005 earnings per share were computed as follows:

	2007	2006	2005
	(in thousands, except per share amounts)
Net income	$125,497	46,112	60,121

Weighted average shares outstanding — basic	80,781	81,353	80,908
Dilutive potential shares from stock options and certain nonvested stock awards	2,043	1,859	1,137

Weighted average shares outstanding — diluted	82,824	83,212	82,045

Earnings per share:
Basic	$1.55	0.57	0.74
Diluted	$1.52	0.55	0.73

Anti-dilutive Securities

        Options to purchase 659 thousand shares, 2.79 million shares and 2.81 million shares of Class A common stock ("common stock") were excluded from the dilutive earnings per share calculation for years ended December 31, 2007, 2006 and 2005, respectively because they were anti-dilutive. Also excluded from the diluted earnings per share calculation were approximately 265 thousand shares, 236 thousand shares and 40 thousand shares of anti-dilutive nonvested stock for the years ended December 31, 2007, 2006 and 2005, respectively.

Dividends

        We declared dividends on our common stock of $.68 per share, $.60 per share and $.60 per share for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007 and 2006, other current liabilities included $14.7 million and $12.7 million, respectively, for dividends payable to stockholders.

        The Board of Directors approved an increase in the quarterly dividend on our common stock from $.17 per share to $.19 per share beginning with our first quarter 2008 dividend, payable on May 1, 2008.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

Common Stock Repurchases

        The Board of Directors has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in our stock-based compensation programs. There were 2,350,054 shares, 1,139,116 shares and 292,600 shares repurchased in the open market or privately during the years ended December 31, 2007, 2006 and 2005, respectively.

13.   Share-Based Compensation

        The Company has three stock-based compensation plans: the Company 1998 Stock Incentive Plan, as amended and restated (the "SI Plan"), the Company 1998 Executive Stock Award Plan, as amended and restated (the "ESA Plan") and the Company 1998 Non-Employee Director Stock Award Plan, as amended and restated (the "NED Plan") (collectively, the "Stock Plans").

        The SI Plan allows us to grant equity compensation awards, including, among other awards, non-qualified stock options and nonvested stock as part of our overall compensation program to attract and retain key personnel and encourage a greater personal financial investment in the Company. The Stock Plans also allow us to grant non-qualified stock options and/or nonvested stock to promote the long-term growth of the Company. A maximum of 30,000,000 shares of common stock are authorized for issuance under the SI Plan. A maximum of 3,750,000 and 1,200,000 shares of common stock are authorized for issuance under the ESA Plan and NED Plan, respectively. In total, 14,155,951 shares of common stock are available for issuance as of December 31, 2007 under these plans. In addition, we make incentive payments under the Company 2003 Executive Incentive Plan, as amended and restated (the "EIP") in the form of cash, stock options, nonvested stock or a combination thereof. Incentive awards paid under the EIP in the form of stock options or nonvested stock are issued out of shares reserved for issuance under the SI and ESA Plans. Generally, shares of common stock covered by terminated, surrendered or cancelled options, by forfeited nonvested stock, or by the forfeiture of other awards that do not result in issuance of shares of common stock are again available for awards under the plan from which they were terminated, surrendered, cancelled or forfeited.

        Under our Stock Plans, the exercise price of a stock option is equal to the closing market price of Company common stock on the date of grant. The maximum term of non-qualified options granted under the SI Plan is ten years and two days and the options generally vest in 33 1/3% increments on the second, third and fourth anniversaries of the grant date. The maximum term of non-qualified options granted under the ESA Plan and NED Plan is 11 years and the options generally vest 10% each year, beginning on the first anniversary of the grant date. Our Stock Plans include a Stock Option Restoration Program feature (the "SORP") that allows, on the first trading day of August, a holder to pay the exercise price on vested in-the-money options by surrendering common stock of the Company that has been owned for at least six months. This feature also permits a holder exercising an option to be granted new options in an amount equal to the number of common shares used to satisfy both the exercise price and withholding taxes due upon exercise. New options are granted with an expiration date equal to that of the original option and vest six months after the grant date. The SORP results in a net issuance of shares of common stock and fewer stock options outstanding. We receive a current income tax benefit for stock option exercises.

        Nonvested stock awards are valued on the date of grant, have no purchase price and generally vest over four years in 33 1/3% increments on the second, third and fourth anniversaries of the grant date.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

Restricted shares issued in the stock option tender offer were fully vested upon issuance, but remained subject to transfer restrictions that lapsed in 33 1/3% increments annually beginning March 14, 2005. The Company also issues nonvested stock awards to our financial advisors (our sales force) who are considered independent contractors. These awards have the same terms as awards issued to employees; however, changes in the Company's share price result in variable compensation expense over the vesting period. Under the Stock Plans, nonvested shares are forfeited upon the termination of employment with the Company or service on the Board, dependent upon the circumstances of termination. Except for restrictions placed on the transferability of nonvested stock, holders of nonvested stock have full stockholders' rights during the term of restriction, including voting rights and the rights to receive cash dividends.

        On April 25, 2005, the Compensation Committee of the Board approved the accelerated vesting of all then outstanding unvested options previously awarded to employees, financial advisors, officers and directors. This resulted in the accelerated vesting of 624,267 options. Of these options, 447,497 were "in-the-money" options having an exercise price less than the then current market price of the Company's common stock and a weighted average exercise price of $13.90 per share. In order to prevent unintended personal benefits to directors and executive officers, the Board of Directors imposed restrictions on any shares received through the exercise of accelerated options held by those individuals. These restrictions prevent the sale of any stock obtained through exercise of an accelerated option prior to its original vesting date, other than the disposition of stock as payment for the exercise price of options and associated income taxes, if any.

        The Board approved the accelerated vesting of these options based on the belief that it was in the best interest of the stockholders to reduce future compensation expense that the Company would otherwise be required to report in its statement of operations upon adoption of SFAS No. 123R on January 1, 2006. We anticipate that holders of "in-the-money" accelerated options will remain employed with the Company throughout the original vesting term of such options, and therefore, no expense will be recorded for these options unless option holders are able to exercise an option that would have expired unexercisable pursuant to its original terms. Subsequent to the Compensation Committee's decision to accelerate the vesting of outstanding options, the separation of employment of the Company's former chief executive officer triggered the remeasurement of compensation cost. This remeasurement resulted in additional compensation cost of $1.4 million during 2005.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(a)
Stock Options

        A summary of stock option activity and related information for the year ended December 31, 2007 follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term (in years)
Outstanding at December 31, 2006	6,118,559	$23.22	2.32
Granted	—	—
Exercised	(3,447,723)	24.53
Granted in restoration	8,131	24.88
Exercised in restoration	(9,959)	17.78
Terminated/Canceled	(23,342)	19.46

Outstanding at December 31, 2007	2,645,666	$21.58	2.10

Exercisable at December 31, 2007	2,637,535	$21.57	2.10

        The aggregate intrinsic value of outstanding options and exercisable options as of December 31, 2007 was $38.4 million and $38.3 million, respectively. The total intrinsic value (on date of exercise) of options exercised during the years ended December 31, 2007, 2006 and 2005 was $31.9 million, $8.7 million and $2.6 million, respectively. The related income tax benefit recognized was $11.5 million, $3.1 million and $1.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        SORP options with vesting periods of six months were the only options granted during 2007, 2006 and 2005. Compensation expense related to options issued under the SORP of $19 thousand and $157 thousand was recorded for the years ended December 31, 2007 and December 31, 2006, respectively. There was no compensation expense recorded in 2005. The weighted average fair value of options granted during the years ended December 31, 2007, 2006 and 2005 were $2.76, $2.94 and $3.01, respectively.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

        The grant date fair value of options granted in 2007, 2006 and 2005 have been calculated using a Black-Scholes option-pricing model with assumptions as follows:

	2007	2006	2005
Dividend yield	2.70%	2.80%	3.10%
Risk-free interest rate	4.57%	4.92%	4.03%
Expected volatility	24.50%	22.50%	27.10%
Expected life (in years)	1.21	2.09	2.24
(b)
Nonvested Stock

        A summary of nonvested share activity and related fair value for the year ended December 31, 2007 follows:

	Nonvested Stock Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	3,209,573	$22.46
Granted	1,145,459	26.52
Vested	(887,403)	21.66
Forfeited	(40,708)	22.63

Nonvested at December 31, 2007	3,426,921	$24.02

        For the years ended December 31, 2007, 2006 and 2005, compensation expense related to nonvested stock totaled $23.7 million, $21.7 million and $17.8 million, respectively. The related income tax benefit recognized was $8.6 million, $7.9 million and $6.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, the remaining unamortized expense of $51.6 million is expected to be recognized over a weighted average period of 2.3 years.

        The total fair value of shares vested (at vest date) during the years ended December 31, 2007, 2006 and 2005 was $21.0 million, $16.9 million and $6.5 million, respectively. The Company permits employees the right to tender a portion of their vested shares to the Company to satisfy the minimum tax withholding obligations of the Company with respect to vesting of the shares. During 2008, we expect to repurchase approximately 290,000 shares from employees who elect to tender shares to cover their minimum tax withholdings.

        For nonvested stock awards granted prior to the adoption of SFAS No. 123R, the Company will continue to recognize compensation expense over the contractual vesting period. Had compensation expense for nonvested stock awards issued prior to January 1, 2006 been determined based on the date a participant first becomes eligible for retirement, the Company's net income would have been decreased by $45 thousand for the year ended December 31, 2007, increased by $280 thousand for the year ended December 31, 2006 and decreased by $206 thousand for the year ended December 31, 2005.

14.   Uniform Net Capital Rule Requirements

        Three of our subsidiaries, Waddell & Reed, Inc. ("W&R"), Legend Equities Corporation ("LEC"), and Ivy Funds Distributor, Inc. ("IFDI") are registered broker/dealers and members of the Financial

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

Industry Regulatory Authority. Broker/dealers are subject to the SEC's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15.0 to 1.0. The primary difference between net capital and stockholders' equity is the non-allowable assets that are excluded from net capital. Net capital and aggregated indebtedness information for our broker/dealer subsidiaries is presented in the following table as of December 31, 2007 and 2006 (in thousands):

	2007			2006
	W&R	LEC	IFDI	W&R	LEC	IFDI
Net capital	$41,187	2,136	12,328	45,748	893	8,159
Required capital	13,117	173	1,333	7,756	243	674

Excess of required capital	$28,070	1,963	10,995	37,992	650	7,485

Ratio of aggregate indebtedness to net capital	4.78 to 1.0	1.22 to 1.0	1.62 to 1.0	2.54 to 1.0	4.07 to 1.0	1.24 to 1.0

15.   Rental Expense and Lease Commitments

        We lease our home office buildings and certain sales and other office space under long-term operating leases. Rent expense was $18.6 million, $18.3 million and $18.0 million, for the years ended December 31, 2007, 2006 and 2005, respectively. Future minimum rental commitments under non-cancelable operating leases are as follows (in thousands):

2008	$15,041
2009	12,639
2010	10,201
2011	7,692
2012	5,503
Thereafter	14,212

$65,288

        New leases are expected to be executed as existing leases expire. Thus, future minimum lease commitments are not expected to be less than those in 2007.

16.   Related Party Transactions

        We earn investment management fees from the Funds for which we also act as an investment adviser, pursuant to an investment management agreement with each Fund. In addition, we have agreements with the Funds pursuant to Rule 12b-1 under the Investment Company Act of 1940, as amended, pursuant to which distribution and service fees are collected from the Funds for distribution of mutual fund shares for costs such as advertising and commissions paid to broker/dealers and for providing ongoing services to shareholders of the Funds and/or maintaining shareholder accounts. We also earn service fee revenues by providing various services to the Funds and their shareholders pursuant to a shareholder servicing agreement with each Fund (except the Target Funds) and an accounting service agreement with each Fund. Certain of our officers and directors are also officers, directors and/or trustees for the various Funds for

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

which we act as an investment adviser. These agreements are approved or renewed on an annual basis by each Fund's board of directors/trustees, including a majority of the disinterested members. Funds and separate accounts receivable includes amounts due from the Funds for aforementioned services.

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

Williams Excessive Fee Litigation

        On May 30, 2006, the investment advisor and underwriter subsidiaries of the Company for the Ivy Funds were dismissed from the case with prejudice. On September 25, 2006, the remainder of this case was dismissed with prejudice. The negotiations and discussions leading up to, and the terms of, the dismissal are confidential.

Torchmark Corporation and National Association of Securities Dealers Enforcement Action

        During 2005, we recorded a charge of $38.2 million related to settlements of outstanding litigation, including matters with the Enforcement Department of the National Association of Securities Dealers and Torchmark Corporation ("Torchmark"). The charge is included in general and administrative expenses.

        During 2006, the Arbitration Panel adjudicating the Torchmark matter ruled against the Company and determined that the Company owed Torchmark $7.4 million. A reserve previously established largely covered this exposure and the remaining amount was immaterial to the Company's 2006 earnings.

Sawtelle Arbitration

        During 2005, the Company settled this matter in its entirety for $7.9 million and recorded a pre-tax charge of $6.1 million in 2005 related thereto.

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

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

19.   Selected Quarterly Information (Unaudited)

	Quarter
	First	Second	Third	Fourth
	(in thousands)
2007
Total revenues	$189,499	201,286	210,652	236,117
Net income	28,727	29,706	31,967	35,097
Earnings per share:
Basic	$0.36	0.37	0.40	0.43
Diluted	$0.35	0.36	0.39	0.42

	Quarter
	First	Second	Third	Fourth
	(in thousands)
2006
Total revenues	$173,070	181,311	178,582	185,692
Net income (loss)	24,592 (1)	(33,022) (2)	24,591 (3)	29,951
Earnings (loss) per share:
Basic	$0.30 (1)	(0.40) (2)	0.30 (3)	0.37
Diluted	$0.30 (1)	(0.40) (2)	0.30 (3)	0.36

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

3.1
Restated Certificate of Incorporation of Waddell & Reed Financial, Inc. Filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q, File No. 333-43687, for the quarter ended June 30, 2006 and incorporated herein by reference.
3.2
Amended and Restated Bylaws of Waddell & Reed Financial, Inc. Filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, File No. 333-43687, filed December 14, 2007 and incorporated herein by reference.
4.1
Specimen of Class A Common Stock Certificate, par value $0.01 per share. Filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1/A, File No. 333-43687, on February 27, 1998 and incorporated herein by reference.
4.2
Rights Agreement, dated as of April 28, 1999, by and between Waddell & Reed Financial, Inc. and Computershare Trust Company, N.A., as successor to First Chicago Trust Company of New York, which includes the Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company, as filed on May 13, 1999 with the Secretary of State of Delaware, as Exhibit A and the form of Rights Certificate as Exhibit B. Filed as Exhibit 4 to the Company's Quarterly Report on Form 10-Q, File No. 001-13913, for the quarter ended June 30, 1999 and incorporated herein by reference.
4.3
First Amendment to Rights Agreement, dated as of February 14, 2001, by and between Waddell & Reed Financial, Inc. and Computershare Trust Company, N.A., as successor to First Chicago Trust Company of New York. Filed as Exhibit 4.4 to the Company's Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2000 and incorporated herein by reference.
4.4
Indenture, dated as of January 18, 2001, by and between Waddell & Reed Financial, Inc. and JPMorgan Chase Bank, National Association. Filed as Exhibit 4.1(a) to the Company's Current Report on Form 8-K, File No. 001-13913, on February 5, 2001 and incorporated herein by reference.
4.5
First Supplemental Indenture, dated as of January 18, 2001 by and between Waddell & Reed Financial, Inc. and JPMorgan Chase Bank, National Association, including the form of the 7.50% notes due January 2006 as Exhibit A. Filed as Exhibits 4.1(b) and 4.2 to the Company's Current Report on Form 8-K, File No. 333-43687, on February 5, 2001 and incorporated herein by reference.
4.6
Second Supplemental Indenture, dated as of January 13, 2006, between Waddell & Reed Financial, Inc. and JP Morgan Trust Company, National Association, as trustee, and the form of the Global Note for the Company's 5.60% Notes due 2011 as Exhibit A. Filed as Exhibits 4.1 and 4.2 to the Company's Current Report on Form 8-K, File No. 333-43687, on January 13, 2006 and incorporated herein by reference.

WADDELL & REED FINANCIAL, INC.
Index to Exhibits

4.7
Form of Indenture to be used in connection with the issuance of the Subordinated Debt Securities. Filed as Exhibit 4.7 to the Company's Form S-3/A, File No. 333-43682, on September 7, 2000 and incorporated herein by reference.
10.1
General Agent Contract, dated as of October 20, 2000, by and among Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company and Waddell & Reed, Inc. and its affiliated insurance companies. Filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2000 and incorporated herein by reference.
10.2
Fund Participation Agreement, dated as of December 1, 2000, by and among Nationwide Life Insurance Company and/or Nationwide Life and Annuity Insurance Company, Waddell & Reed Services Company and Waddell & Reed, Inc. Filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2000 and incorporated herein by reference.
10.3	Fund Participation Agreement, dated as of September 19, 2003, by and among Minnesota Life Insurance Company, Waddell & Reed, Inc. and the Target Funds.
10.4
Variable Products Distribution Agreement, dated as of December 12, 2003, by and among Minnesota Life Insurance Company, Securian Financial Services, Inc. and Waddell & Reed, Inc. and its affiliated insurance companies. Filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2004 and incorporated herein by reference.
10.5
Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, File No. 333-43687, for the quarter ended June 30, 2007 and incorporated herein by reference.*
10.6
Waddell & Reed Financial, Inc. 1998 Executive Stock Award Plan, as amended and restated. Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, File No. 333-43687, for the quarter ended September 30, 2005 and incorporated herein by reference.*
10.7
Waddell & Reed Financial, Inc. 1998 Non-Employee Director Stock Award Plan, as amended and restated. Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, File No. 333-43687, for the quarter ended September 30, 2005 and incorporated herein by reference.*
10.8
Credit Agreement, dated as of October 7, 2005 by and among Waddell & Reed Financial, Inc., the Lenders, JPMorgan Chase Bank and Bank of America, N.A. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 333-43687, on October 11, 2005 and incorporated herein by reference.

WADDELL & REED FINANCIAL, INC.
Index to Exhibits

10.9
Fixed Rate Promissory Note for Multiple Loans dated as of August 15, 2000, by and between Waddell & Reed Financial, Inc. and Chase Manhattan Bank. Filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2000 and incorporated herein by reference.
10.10
Waddell & Reed Financial, Inc. Supplemental Executive Retirement Plan, as amended and restated. Filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2006 and incorporated herein by reference.*
10.11
Waddell & Reed Financial, Inc. 2003 Executive Incentive Plan, as amended and restated. Filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2006 and incorporated herein by reference.*
10.12	Form of Accounting Services Agreement, amended and restated as of July 1, 2003, by and between the Funds and Waddell & Reed Services Company.
10.13	Form of Investment Management Agreement, amended and restated as of November 9, 2005, by and between each of the Advisors Funds and Waddell & Reed Investment Management Company.
10.14
Investment Management Agreement, amended and restated as of November 16, 2005, by and between the Ivy Funds and Waddell & Reed Investment Management Company, assigned to Ivy Investment Management Company.
10.15	Investment Management Agreement, amended as of November 9, 2005, by and between the Target Funds and Waddell & Reed, Inc., assigned to Waddell & Reed Investment Management Company.
10.16	Form of Shareholder Servicing Agreement, amended as of August 22, 2001, by and between each of the Advisors Funds or the Ivy Funds and Waddell & Reed Services Company.
10.17
Form of Underwriting Agreement by and between each of the Advisors Funds and Waddell & Reed, Inc. Filed as Exhibit 10.35 to the Company's Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 1998 and incorporated herein by reference.
10.18	Form of Amendment to Underwriting Agreement, dated July 24, 2002, by and between each of the Advisors Funds and Waddell & Reed, Inc.
10.19	Form of Distribution Agreement, amended and restated as of September 3, 2003, by and between the Ivy Funds and Waddell & Reed, Inc., assigned to Ivy Funds Distributor, Inc.
10.20
Form of Distribution and Service Plan, amended and restated as of November 29, 2006, by and between each of the Advisors Funds or Ivy Funds and Waddell & Reed, Inc. or Ivy Funds Distributor, Inc., respectively.

WADDELL & REED FINANCIAL, INC.
Index to Exhibits

10.21	Service Plan, revised as of May 16, 2001, by and between the Target Funds and Waddell & Reed, Inc.
10.22
Administrative Agreement, dated as of March 9, 2001, by and among W&R Insurance Agency, Inc., Waddell & Reed, Inc., BISYS Insurance Services, Inc. and Underwriters Equity Corp. Filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2001 and incorporated herein by reference.
10.23
Consulting Agreement, dated January 1, 2002, by and between Robert L. Hechler and Waddell & Reed, Inc. Filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2001 and incorporated herein by reference.
10.24
First Amendment to Consulting Agreement, dated December 25, 2005, by and between Robert L. Hechler and Waddell & Reed, Inc. Filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2006 and incorporated herein by reference.
10.25
Consulting Agreement, dated May 25, 2005, by and between Waddell & Reed Financial, Inc. and Keith A. Tucker. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 333-43687, on May 26, 2005 and incorporated herein by reference.
10.26
Form of Change in Control Employment Agreement, dated December 14, 2001, by and between Henry J. Herrmann and Waddell & Reed Financial, Inc. Filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2001 and incorporated herein by reference.*
10.27	Summary of Compensation Arrangements with Executive Officers of Waddell & Reed Financial, Inc.*
10.28	Summary of Non-Employee Director Compensation.*
10.29
Form of Restricted Stock Award Agreement for awards to Employees pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, File No. 333-43687, for the quarter ended September 30, 2007 and incorporated herein by reference.*
10.30
Form of Restricted Stock Award Agreement for awards to Non-Employee Directors pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated. Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, File No. 333-43687, for the quarter ended September 30, 2007 and incorporated herein by reference.*
10.31
Form of Restricted Stock Award Agreement for awards pursuant to the Waddell & Reed Financial, Inc. 1998 Executive Stock Award Plan, as amended and restated. Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, File No. 333-43687, for the quarter ended September 30, 2007 and incorporated herein by reference.*

WADDELL & REED FINANCIAL, INC.
Index to Exhibits

10.32
Form of Restricted Stock Award Agreement for awards pursuant to the Waddell & Reed Financial, Inc. 1998 Non-Employee Director Stock Award Plan, as amended and restated. Filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, File No. 333-43687, for the quarter ended September 30, 2007 and incorporated herein by reference.*
10.33	Form of Non-Qualified Stock Option Grant Agreement for awards pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated.*
10.34	First Amendment to the Waddell & Reed Financial, Inc. Non-Qualified Stock Option Grant Agreement, dated November 7, 2007, by and between Waddell & Reed Financial, Inc. and Henry J. Herrmann.*
10.35
2008 Performance Goals established pursuant to the Waddell & Reed Financial, Inc. 2003 Executive Incentive Plan, as amended and restated. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 333-43687, on February 25, 2008 and incorporated herein by reference.*
10.36	Offer of Settlement. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 333-43687, on July 24, 2006 and incorporated herein by reference.
10.37	Assurance of Discontinuance. Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, File No. 333-43687, on July 24, 2006 and incorporated herein by reference.
10.38	Stipulation for Consent Order. Filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, File No. 333-43687, on July 24, 2006 and incorporated herein by reference.
11	Statement regarding computation of per share earnings.
21	Subsidiaries of Waddell & Reed Financial, Inc.
23	Consent of KPMG LLP.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1	Section 1350 Certification of the Chief Executive Officer.
32.2	Section 1350 Certification of the Chief Financial Officer.

*
Indicates management contract or compensatory plan, contract or arrangement.

QuickLinks

WADDELL & REED FINANCIAL, INC. INDEX TO ANNUAL REPORT ON FORM 10-K For the fiscal year ended December 31, 2007
PART I
  ITEM 1. Business
  ITEM 1A. Risk Factors
  ITEM 1B. Unresolved Staff Comments
  ITEM 2. Properties
  ITEM 3. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders
PART II
  ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Price
  ITEM 6. Selected Financial Data
  ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
  ITEM 8. Financial Statements and Supplementary Data
  ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  ITEM 9A. Controls and Procedures
Report of Independent Registered Public Accounting Firm
  ITEM 9B. Other Information.
PART III
  ITEM 10. Directors, Executive Officers and Corporate Governance
  ITEM 11. Executive Compensation
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  ITEM 13. Certain Relationships and Related Transactions, and Director Independence
  ITEM 14. Principal Accounting Fees and Services
PART IV
  ITEM 15. Exhibits, Financial Statement Schedules
SIGNATURES
WADDELL & REED FINANCIAL, INC. Index to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
WADDELL & REED FINANCIAL, INC. CONSOLIDATED BALANCE SHEETS December 31, 2007 and 2006
WADDELL & REED FINANCIAL, INC. CONSOLIDATED STATEMENTS OF INCOME Years ended December 31, 2007, 2006 and 2005
WADDELL & REED FINANCIAL, INC. STATEMENTS OF STOCKHOLDERS' EQUITY Years ended December 31, 2007, 2006 and 2005 (in thousands)
WADDELL & REED FINANCIAL, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Years ended December 31, 2007, 2006 and 2005
WADDELL & REED FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS Years ended December 31, 2007, 2006 and 2005
WADDELL & REED FINANCIAL, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2007, 2006 and 2005
WADDELL & REED FINANCIAL, INC. Index to Exhibits