Form 10-Q
period 2008-03-31
WADDELL & REED FINANCIAL INC
filed 2008-04-22
CIK 1052100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Class	Outstanding as of April 18, 2008
Class A common stock, $.01 par value	86,677,930

WADDELL & REED FINANCIAL, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

Quarter Ended March 31, 2008

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	March 31,	December 31,
	2008	2007
	(unaudited)

Assets:
Cash and cash equivalents	$234,989	263,914
Cash and cash equivalents - restricted	119,796	99,886
Investment securities	47,397	50,913
Receivables:
Funds and separate accounts	44,671	43,602
Customers and other	65,978	80,909
Deferred income taxes	3,214	2,559
Prepaid expenses and other current assets	7,353	6,165
Total current assets	523,398	547,948

Property and equipment, net	50,787	47,984
Deferred sales commissions, net	59,108	45,290
Goodwill and identifiable intangible assets	228,432	228,432
Pension benefits	19,014	14,929
Other assets	10,372	9,167
Total assets	$891,111	893,750

Liabilities:
Accounts payable	$14,391	22,233
Payable to investment companies for securities	165,871	159,151
Accrued compensation	31,264	38,310
Income taxes payable	12,569	271
Other current liabilities	54,502	52,637
Total current liabilities	278,597	272,602

Long-term debt	199,959	199,955
Accrued pension and post-retirement costs	7,391	7,230
Deferred income taxes	15,951	15,682
Other	15,450	16,663

Total liabilities	517,348	512,132

Commitments and contingencies (Note 10)

Stockholders’ equity :
Preferred stock—$1.00 par value: 5,000 shares authorized; none issued	—	—
Class A Common stock—$0.01 par value: 250,000 shares authorized; 99,701 shares issued; 85,930 shares outstanding (86,630 at December 31, 2007)	997	997
Additional paid-in capital	215,831	209,210
Retained earnings	468,458	456,499
Cost of 13,771 common shares in treasury (13,071 at December 31, 2007)	(316,346)	(291,719)
Accumulated other comprehensive income	4,823	6,631
Total stockholders’ equity	373,763	381,618
Total liabilities and stockholders’ equity	$891,111	893,750

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited, in thousands, except for per share data)

	For the three months
	ended March 31,
	2008	2007

Revenues:
Investment management fees	$102,972	82,860
Underwriting and distribution fees	106,111	84,016
Shareholder service fees	24,986	22,623

Total	234,069	189,499

Operating expenses:
Underwriting and distribution	124,777	94,397
Compensation and related costs (including share-based compensation of $6,957 and $4,864, respectively)	34,346	26,932
General and administrative	13,833	10,083
Subadvisory fees	11,834	9,215
Depreciation	3,140	3,043

Total	187,930	143,670

Operating income	46,139	45,829
Investment and other income	2,186	2,480
Interest expense	(2,978)	(2,984)

Income before provision for income taxes	45,347	45,325
Provision for income taxes	17,006	16,598

Net income	$28,341	28,727

Net income per share:
Basic	$0.34	0.36
Diluted	$0.33	0.35

Weighted average shares outstanding:
Basic	82,860	80,748
Diluted	84,964	82,803

Dividends declared per common share	$0.19	0.17

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the Three Months Ended March 31, 2008

(Unaudited, in thousands)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity

Balance at December 31, 2007	99,701	$997	209,210	456,499	(291,719)	6,631	381,618

Net income	—	—	—	28,341	—	—	28,341
Recognition of equity compensation	—	—	6,942	15	—	—	6,957
Issuance of nonvested shares and other	—	—	(601)	—	601	—	—
Dividends accrued, $.19 per share	—	—	—	(16,397)	—	—	(16,397)
Exercise of stock options	—	—	(1,813)	—	6,457	—	4,644
Excess tax benefits from share-based payment arrangements	—	—	2,093	—	—	—	2,093
Other stock transactions	—	—	—	—	(23)	—	(23)
Repurchase of common stock	—	—	—	—	(31,662)	—	(31,662)
Unrealized loss on available for sale investment securities	—	—	—	—	—	(1,772)	(1,772)
Reclassification for amounts included in net income	—	—	—	—	—	(36)	(36)

Balance at March 31, 2008	99,701	$997	215,831	468,458	(316,346)	4,823	373,763

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	For the three months
	ended March 31,
	2008	2007

Net income	$28,341	28,727

Other comprehensive income:

Net unrealized appreciation (depreciation) of investment securities during the period, net of income taxes of $(1,022) and $277, respectively	(1,772)	496

Reclassification adjustments for amounts included in net income, net of income taxes of $(21) and $(20), respectively	(36)	(37)

Comprehensive income	$26,533	29,186

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the three months
	ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$28,341	28,727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,094	3,064
Amortization of deferred sales commissions	11,065	4,923
Share-based compensation	6,957	4,864
Excess tax benefits from share-based payment arrangements	(2,093)	(697)
Net purchases and sales of trading securities	(48)	(612)
Unrealized (gain)/loss on trading securities	812	(190)
Loss on sale and retirement of property and equipment	109	15
Capital gains and dividends reinvested	(48)	(55)
Deferred income taxes	656	(819)
Changes in assets and liabilities:
Cash and cash equivalents - restricted	(19,910)	(7,815)
Receivables from funds and separate accounts	(1,069)	1,162
Other receivables	14,931	13,258
Other assets	(6,478)	(1,117)
Advances to deferred sales commissions	(24,883)	(5,959)
Accounts payable and payable to investment companies	(1,122)	(7,974)
Other liabilities	6,493	(5,236)

Net cash provided by operating activities	$16,807	25,539

Cash flows used in investing activities:
Additions to property and equipment	(6,052)	(2,216)

Net cash used in investing activities	$(6,052)	(2,216)

Cash flows from financing activities:
Dividends paid	(14,732)	(12,704)
Repurchase of common stock	(31,662)	(36,828)
Exercise of stock options	4,644	1,072
Excess tax benefits from share-based payment arrangements	2,093	697
Other stock transactions	(23)	(795)

Net cash used in financing activities	$(39,680)	(48,558)

Net decrease in cash and cash equivalents	(28,925)	(25,235)

Cash and cash equivalents at beginning of period	263,914	163,887

Cash and cash equivalents at end of period	$234,989	138,652

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.             Description of Business and Significant Accounting Policies

Waddell & Reed Financial, Inc. and Subsidiaries

Waddell & Reed Financial, Inc. and subsidiaries (hereinafter referred to as the “Company,” “we,” “our” and “us”) derive revenues primarily from investment management, investment product underwriting and distribution, and shareholder services administration provided to the Waddell & Reed Advisors Group of Mutual Funds (the “Advisors Funds”), W&R Target Funds, Inc. (the “Target Funds”), Ivy Funds, Inc. and the Ivy Funds portfolios (collectively, the “Ivy Funds”), and Waddell & Reed InvestEd Portfolios, Inc., our college savings plan (collectively, the “Funds”), and institutional and separately managed accounts. The Funds and the institutional and separately managed accounts operate under various rules and regulations set forth by the United States Securities and Exchange Commission (the “SEC”). Services to the Funds are provided under investment management agreements that set forth the fees to be charged for these services. The majority of these agreements are subject to annual review and approval by each Fund’s board of directors/trustees and shareholders. Our revenues are largely dependent on the total value and composition of assets under management, which include mainly domestic equity securities, but also include debt securities and international equities. Accordingly, fluctuations in financial markets and composition of assets under management can significantly impact revenues and results of operations.

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements included herein pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to enable a reasonable understanding of the information presented. The information in this Quarterly Report on Form 10-Q should be read in conjunction with Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”). Certain amounts in the prior years’ financial statements have been reclassified for consistent presentation.

The accompanying unaudited consolidated financial statements have been prepared consistently with the accounting policies described in Note 2 to the consolidated financial statements included in our 2007 Form 10-K, which include the following: use of estimates, cash and cash equivalents, disclosures about fair value of financial instruments, investment securities and investments in affiliated mutual funds, property and equipment, software developed for internal use, goodwill and identifiable intangible assets, deferred sales commissions, revenue recognition, advertising and promotion, share-based compensation, accounting for income taxes and derivatives and hedging activities.

The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) effective January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. The Company did not have a transition adjustment to beginning retained earnings as a result of adopting this standard. SFAS No. 157 applies to all financial instruments that are measured and reported on a fair value basis. This includes those items reported in investment securities and other assets on the consolidated balance sheets. See Note 4 for additional information.

In conjunction with the adoption of SFAS No. 157, the Company also adopted SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS No. 115” (“SFAS No. 159”) as of January 1, 2008. SFAS No. 159 provides companies the option to report select financial assets and liabilities at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. After the initial adoption, the election is made at the acquisition of a financial asset or financial liability and it may not be revoked. The adoption of SFAS No. 159 did not result in a transition adjustment to beginning retained earnings. See Note 4 for additional information.

In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only a normal and recurring nature) necessary to present fairly our financial position at March 31, 2008 and December 31, 2007, the results of operations for the three months ended March 31, 2008 and 2007 and cash flows for the three months ended March 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States.

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

3.             Investment Securities

Investment securities are as follows:

	Fair Value
	March 31,	December 31,
	2008	2007
	(in thousands)

Available-for-sale securities:
Affiliated mutual funds	$27,695	30,387
Municipal bonds	6,954	7,046
Mortgage-backed securities	12	12
	34,661	37,445

Trading securities:
Affiliated mutual funds	11,923	12,618
Municipal bonds	498	502
Corporate bonds	141	156
Mortgage-backed securities	116	118
Common stock	58	74
	12,736	13,468

Total investment securities	$47,397	50,913

Certain information related to our available-for-sale securities is as follows:

	March 31,	December 31,
	2008	2007
	(in thousands)

Amortized cost	$29,924	29,914
Unrealized gains	5,154	7,725
Unrealized losses	(417)	(194)

Fair value	$34,661	37,445

Purchases and sales of trading securities during the three months ended March 31, 2008 were $48 thousand and $0, respectively.

4.             Financial Instruments

Effective January 1, 2008, the Company adopted SFAS No. 157 and SFAS No. 159, which address aspects of the expanding application of fair value accounting.

SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. Under SFAS No. 159, the Company may elect to report select financial assets and liabilities at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. After the initial adoption, the election is made at the acquisition of a financial asset or financial liability and it may not be revoked. Additionally, the transition provisions of SFAS No. 159 permit a one-time election for existing positions at the adoption date with a cumulative-effect adjustment included in beginning retained earnings and future changes in fair value reported in earnings.

Fair Value Hierarchy

SFAS No. 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with SFAS No. 157, these inputs are summarized in the three broad levels listed below:

•                  Level 1 – Quoted prices in active markets for identical securities

•                  Level 2 – Other significant observable inputs (including quoted prices in active markets for similar securities)

•                  Level 3 – Significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to SFAS No. 157.

The following table presents fair value measurements as of March 31, 2008:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Investment securities (Note 3)	$39,676	7,721	—	$47,397

5.              Stockholders’ Equity

Earnings per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended
	March 31,
	2008	2007
	(in thousands, except per share amounts)

Net income	$28,341	28,727

Weighted average shares outstanding - basic	82,860	80,748
Dilutive potential shares from stock options and certain nonvested stock awards	2,104	2,055
Weighted average shares outstanding - diluted	84,964	82,803

Earnings per share:
Basic	$0.34	0.36
Diluted	$0.33	0.35

Anti-dilutive Securities

Options to purchase 561 thousand shares and 2.74 million shares of Class A common stock (“common stock”) were excluded from the diluted earnings per share calculation for the three months ended March 31, 2008 and 2007, respectively because they were anti-dilutive. Also excluded from the diluted earnings per share calculation were approximately 297 thousand shares and 270 thousand shares of anti-dilutive nonvested common stock for the three months ended March 31, 2008 and 2007, respectively.

Dividends

On February 20, 2008, the Board of Directors (the “Board”) approved a dividend on our common stock in the amount of $0.19 per share to stockholders of record as of April 4, 2008 to be paid on May 1, 2008. The total dividend to be paid is approximately $16.4 million. This dividend is $0.02 per share higher than the quarterly dividends declared in 2007.

Common Stock Repurchases

The Board has authorized the repurchase of our common stock in the open market and/or private purchases. Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased. The acquired shares may be used for corporate purposes, including shares issued to employees in our stock-based compensation programs. There were 1,013,100 shares and 1,465,000 shares repurchased in the open market or privately during the three months ended March 31, 2008 and 2007, respectively.

6.             Share-Based Compensation

In the first quarter of 2008, we granted 32,147 shares of nonvested stock with a fair market value of $34.69 per share under the Company’s 1998 Stock Incentive Plan, as amended and restated (the “SI Plan”). The value of those shares, aggregating $1.1 million, will be amortized to expense over the four year vesting period.

On April 2, 2008, we granted 1,054,384 shares of nonvested stock with a fair market value of $33.45 per share under the SI Plan and 1998 Non-Employee Director Plan, as amended and restated. The value of those shares, aggregating $35.3 million, will be amortized to expense over the four year vesting period.

7.             Goodwill and Identifiable Intangible Assets

Goodwill

Goodwill represents the excess of purchase price over the tangible assets and identifiable intangible assets of an acquired business. At March 31, 2008 and December 31, 2007, gross goodwill was $212.0 million and accumulated amortization was $38.6 million. There were no changes to the carrying amount of goodwill during the three months ended March 31, 2008. Our goodwill is not deductible for tax purposes.

Identifiable Intangible Assets

The carrying values of identifiable intangible assets (all considered indefinite lived) are summarized as follows:

	March 31,	December 31,
	2008	2007
	(in thousands)
Unamortized intangible assets:
Mutual fund management advisory contracts	$38,699	38,699
Mutual fund subadvisory management contracts	16,300	16,300

Total	$54,999	54,999

8.              Income Tax Uncertainties

As of January 1, 2008 and March 31, 2008, the Company had unrecognized tax benefits, including penalties and interest, of $6.2 million ($4.2 million net of federal benefit) and $6.3 million ($4.3 million net of federal benefit), respectively, that if recognized, would impact the Company’s effective tax rate. The unrecognized tax benefits that are not expected to be settled within the next 12 months are included in other liabilities in the accompanying consolidated balance sheets; unrecognized tax benefits that are expected to be settled within the next 12 months are included in income taxes payable.

The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as income taxes. As of January 1, 2008, the total amount of accrued interest and penalties related to uncertain tax positions recognized in the consolidated balance sheet was $1.7 million ($1.3 million net of federal benefit). The total amount of penalties and interest, net of federal benefit, related to tax uncertainties recognized in the statement of income for the three month period ended March 31, 2008 was $59 thousand. The total amount of accrued penalties and interest related to uncertain tax positions at March 31, 2008 of $1.8 million ($1.3 million net of federal benefit) is included in total unrecognized tax benefits described above.

In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain. In addition, respective tax authorities periodically audit our income tax returns. These audits examine our significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions. The 2005, 2006 and 2007 federal income tax returns are the only open tax years that remain subject to potential future audit. State income tax returns for all years after 2003 are subject to potential future audit by tax authorities in the Company’s major state tax jurisdictions.

The Company is currently being audited in three state jurisdictions. It is reasonably possible that the Company will settle the audits in these jurisdictions within the next 12-month period. It is estimated that the Company’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” liability could decrease by approximately $1.8 million to $2.5 million ($1.2 million to $1.7 million net of federal benefit) upon settlement of these audits. Such settlements are not anticipated to have a significant impact on reported income.

9.             Pension Plan and Postretirement Benefits Other Than Pension

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

The following table presents the components of net periodic pension and other postretirement costs related to these plans.

			Other
	Pension Benefits		Postretirement Benefits
	Three months ended March 31,		Three months ended March 31,
	2008	2007	2008	2007
	(in thousands)
Components of net periodic benefit cost:
Service cost	$1,400	1,370	74	73
Interest cost	1,558	1,297	65	61
Expected return on plan assets	(2,153)	(1,570)	—	—
Actuarial (gain) loss amortization	—	109	(20)	(10)
Prior service cost amortization	109	109	10	10
Transition obligation amortization	1	1	—	—

Total	$915	1,316	129	134

During the three month period ended March 31, 2008 we made a $5.0 million contribution to the Pension Plan. We anticipate that our contribution to the Pension Plan for the remainder of 2008 will range from $0 to $5.0 million.

10.      Contingencies

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

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the current views and assumptions of management with respect to future events regarding our business and industry in general. These forward-looking statements include all statements, other than statements of historical fact, regarding our financial position, business strategy and other plans and objectives for future operations, including statements with respect to revenues and earnings, the amount and composition of assets under management, distribution sources, expense levels, redemption rates and the financial markets and other conditions. These statements are generally identified by the use of such words as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “forecast,” “estimate,” “expect,” “intend,” “plan,” “project,” “outlook,” “will,” “potential” and similar statements of a future or forward-looking nature. Readers are cautioned that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance. Actual results may differ materially from those contained in these forward-looking statements as a result of various factors, including but not limited to those discussed below. If one or more events related to these or other risks, contingencies or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from those forecasted or expected. Certain important factors that could cause actual results to differ materially from our expectations are disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2007, which include, without limitation:

•                  Loss of existing distribution channels or inability to access new distribution channels;

•                  A reduction in assets under our management on short notice, through increased redemptions in our distribution channels or our Funds, particularly those Funds with a high concentration of assets, or investors terminating their relationship with us or shifting their funds to other types of accounts with different rate structures;

•                  Investors’ failure to renew our investment management or subadvisory agreements, or the terms of any such renewals being on unfavorable terms;

•                  A decline in the securities markets or in the relative investment performance of our Funds and other investment portfolios and products as compared to competing funds;

•                  A decline in the relative investment performance of our Funds and other investment portfolios and products as compared to competing offerings; and

•                  The unsuccessful implementation of new information systems or such implementations not being timely or cost effective.

The foregoing factors should not be construed as exhaustive and should be read together with other cautionary statements included in this and other reports and filings we make with the Securities and Exchange Commission, including the information in Item 1 “Business” and Item 1A “Risk Factors” of Part I and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II to our Annual Report on Form 10-K for the year ended December 31, 2007 and as updated in our quarterly reports on Form 10-Q for the year ending December 31, 2008. All forward-looking statements speak only as the date on which they are made and we undertake no duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

One of our distinctive qualities is that we are a significant distributor of investment products. Our retail products are distributed through our sales force of independent financial advisors (the “Advisors channel”) or through third-parties such as other broker/dealers, registered investment advisors (including the retirement advisors of the Legend group of subsidiaries (“Legend”)) and various retirement platforms, (collectively, the “Wholesale channel”). We also market our investment advisory services to institutional investors, either directly or through consultants (the “Institutional channel”).

Recent Accounting Developments

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (“SFAS No. 160). This standard amends ARB No. 51 to establish accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest that should be reported as equity in the consolidated financial statements. The provisions of SFAS No. 160 are effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years, and the standard is to be applied prospectively. The Company does not have a non-controlling interest in any of its consolidated reporting entities and therefore this standard does not currently apply. It is not expected that the adoption of this standard on January 1, 2009 will significantly affect our results of operations or financial condition.

In December 2007, the FASB amended SFAS No. 141, “Business Combinations” which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. These provisions are effective for fiscal years beginning on or after December 15, 2008. Adoption of this standard on January 1, 2009 will affect our results of operations and financial condition only if the Company acquires the assets of another entity subsequent to adoption date.

First Quarter Highlights

Highlights for the current quarter:

•      Overall gross sales increased almost 200% to $7.2 billion compared to the first quarter of 2007, driven by sales in our Wholesale channel of $5.4 billion in the current quarter.

•      The Advisors channel improved from $106 million in net outflows during the first quarter of 2007 to $133 million in net flows for the current quarter.

•      The Institutional channel improved from $518 million in net outflows during the first quarter of 2007 to $358 million in net flows for the current quarter.

•      Total assets under management increased $15.2 billion compared to the first quarter of 2007, due to a combination of organic growth and market action.

•      We increased our quarterly dividend on our Class A common stock (“common stock”) from $.17 per share to $.19 per share beginning with our first quarter dividend.

Additionally, we repurchased over one million shares of our common stock during the quarter.

Assets Under Management

Assets under management were $64.9 billion on March 31, 2008 and December 31, 2007 due to market depreciation of $4.8 billion offsetting net flows of $4.8 billion. Net sales were driven by the Wholesale channel during the quarter.

Change in Assets Under Management(1)

	First Quarter 2008
	Advisors	Wholesale	Institutional	Total
	(in millions)

Beginning Assets	$34,562	21,537	8,769	$64,868

Sales (net of commissions)	1,048	5,413	696	7,157
Redemptions	(917)	(1,171)	(365)	(2,453)
Net Sales	131	4,242	331	4,704

Net Exchanges	(67)	65	—	(2)
Reinvested Dividends & Capital Gains	69	6	27	102
Net Flows	133	4,313	358	4,804

Market Depreciation	(2,620)	(1,318)	(842)	(4,780)
Ending Assets	$32,075	24,532	8,285	$64,892

	First Quarter 2007
	Advisors	Wholesale	Institutional	Total
	(in millions)

Beginning Assets	$29,905	10,819	7,677	$48,401

Sales (net of commissions)	783	1,300	353	2,436
Redemptions	(915)	(596)	(899)	(2,410)
Net Sales	(132)	704	(546)	26

Net Exchanges	(39)	37	—	(2)
Reinvested Dividends & Capital Gains	65	12	28	105
Net Flows	(106)	753	(518)	129

Market Appreciation	628	424	156	1,208
Ending Assets	$30,427	11,996	7,315	$49,738

(1)       Includes all activity of the Funds and institutional and separate accounts, including money market funds and transactions at net asset value, accounts for which we receive no commissions.

Average assets under management, which are generally more indicative of trends in revenue for providing investment management services than the quarter over quarter change in ending assets under management, are presented below.

Average Assets Under Management

	First Quarter 2008
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$26,642	22,151	7,824	$56,617
Fixed Income	4,404	401	594	5,399
Money Market	1,287	90	—	1,377
Total	$32,333	22,642	8,418	$63,393

	First Quarter 2007
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$25,207	10,892	6,978	$43,077
Fixed Income	4,040	364	626	5,030
Money Market	940	61	—	1,001
Total	$30,187	11,317	7,604	$49,108

Results of Operations – Three Months Ended March 31, 2008 as Compared with Three Months Ended March 31, 2007

Net Income

	Three months ended
	March 31,
	2008	2007	Variance
	(in thousands, except per share amounts and percentage data)

Net Income	$28,341	28,727	-1%
Earnings per share:
Basic	$0.34	0.36	-6%
Diluted	$0.33	0.35	-6%

Operating Margin	20%	24%	-17%

We reported net income of $28.3 million, or $0.33 per diluted share, for the first quarter of 2008 compared to $28.7 million, or $0.35 per diluted share for the same period in 2007.

Total Revenues

Total revenues increased 24% to $234.1 million for the three months ended March 31, 2008, compared to the same period in 2007, attributable to growth in average assets under management of 29% for the period.

	Three months ended
	March 31,
	2008	2007	Variance
	(in thousands, except percentage data)

Investment management fees	$102,972	82,860	24%
Underwriting and distribution fees	106,111	84,016	26%
Shareholder service fees	24,986	22,623	10%
Total revenues	$234,069	189,499	24%

Investment Management Fee Revenues

Investment management fee revenues are earned for providing investment advisory services to the Funds and to institutional and separate accounts. Investment management fee revenues increased $20.1 million, or 24%, from last year’s first quarter.

Revenues from investment management services provided to our retail mutual funds, which are distributed through the Advisors and Wholesale channels, were $93.8 million for the quarter ended March 31, 2008 and increased $20.8 million, or 29%, compared to the first quarter of 2007, while the related retail average assets increased 33%. Investment management fee revenues increased less than the related retail average assets due to significant growth in our Asset Strategy funds, which have management fee rates that are lower than the average rate for all of our funds. Retail sales in the first quarter of 2008 were $6.5 billion, a 210% increase over sales in the first quarter of 2007.

Institutional and separate account revenues were $9.2 million for the first quarter of 2008, representing a decrease of $700 thousand, or 7%, from last year’s first quarter. The decrease was primarily due to a management fee rate decrease on certain institutional accounts.

Gross sales of subadvised funds were $849 million for the three months ended March 31, 2008 compared to $671 million for the first quarter of 2007.

The long-term redemption rate (which excludes money market fund redemptions) in the Advisors channel improved to 8.4% in this year’s first quarter, compared to 9.8% in the first quarter of 2007. In the Wholesale channel, the long-term redemption rate was also lower in this year’s first quarter, at 20.6%, compared to 21.0% in the first quarter last year. We expect the Advisors channel long-term redemption rate to remain lower than that of the Wholesale channel due to the personal and customized nature in which our financial advisors provide service to our clients. The long-term redemption rate for our Institutional channel decreased to 17.5% for the first quarter of 2008 compared to 48.0% for the first quarter of 2007. The higher redemption rate in 2007, which was based on total redemptions for the period of $900 million in this channel (compared to $365 million in 2008), reflected redemptions across multiple investment disciplines, including large cap growth, small cap growth, core equity and international growth. ACF’s redemptions were just $6 million for the first three months of 2008 compared to $77 million for the same period in 2007.

Underwriting and Distribution Fee Revenues and Expenses

The following tables illustrate our underwriting and distribution fee revenues and expenses segregated by distribution method within the respective Advisors or Wholesale channel:

	First Quarter 2008
		Wholesale
	Advisors	Third-Party	Legend	Total
	(in thousands)

Revenue	$61,677	30,345	14,089	$106,111
Expenses
Direct	42,712	39,595	9,423	91,730
Indirect	22,616	7,252	3,179	33,047
	65,328	46,847	12,602	124,777
Net Underwriting & Distribution	$(3,651)	(16,502)	1,487	$(18,666)

	First Quarter 2007
		Wholesale
	Advisors	Third-Party	Legend	Total
	(in thousands)

Revenue	$56,807	12,968	14,241	$84,016
Expenses
Direct	39,340	16,951	9,478	65,769
Indirect	20,775	5,001	2,852	28,628
	60,115	21,952	12,330	94,397
Net Underwriting & Distribution	$(3,308)	(8,984)	1,911	$(10,381)

The following table illustrates commissionable investment product sales by our financial advisors, including Waddell & Reed InvestEd Portfolios, Inc., our college savings plan. Sales are shown gross of commissions and exclude sales by Legend advisors, sales of money market funds, non-proprietary funds, insurance products, and mutual funds sold at net asset value for which we receive no commission.

	First Quarter	First Quarter	Variance
	2008	2007	Amount	Percentage
	(in millions, except percentage data)

Front-end load sales	$374	407	(33)	-8%
Variable annuity products	139	74	65	88%
Front-load product total	513	481	32	7%

Deferred-load sales	35	38	(3)	-8%
Fee-based allocation products	236	29	207	NM (1)
Total advisor sales	$784	548	236	43%

(1)  Not meaningful (“NM”)

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

Underwriting and distribution revenues earned in this year’s first quarter increased $22.1 million, or 26%, compared with the first quarter of last year. The increase in revenues was due to higher Rule 12b-1 asset-based service and distribution fees of $16.4 million as a result of an increase in average mutual fund assets under management. Revenues from front-load product sales sold in the Wholesale channel increased $2.4 million. Additionally, revenues from fee-based allocation products increased $3.0 million, primarily attributable to modified fee-based asset allocation products introduced in April 2007. We experienced an overall increase in revenue on front-load product sales sold in the Advisors channel of $1.1 million, which included an increase to variable annuity revenues of $3.7 million quarter over quarter. While we expect a shift from front-load to fee-based sales to put some short-term pressure on both the underwriting and distribution margin and the operating margin in the Advisors channel, the asset-based fee structure has the opportunity for better long-term margin characteristics.

Underwriting and distribution expenses increased by $30.4 million, or 32%, when compared with the first quarter of 2007. A majority of this increase was attributed to higher direct expenses (Rule 12b-1 asset-based service and distribution expenses, dealer compensation paid to third party distributors and wholesaler commissions) in the Wholesale channel of $22.6 million. These increased costs were a result of higher sales volume and an increase in average Wholesale channel assets under management. Indirect expenses increased $4.4 million quarter over quarter. The indirect expenses increases of $2.6 million in the Wholesale channel and $1.8 million in the Advisors channel were due to higher marketing, business travel and compensation costs.

Shareholder Service Fees Revenue

Shareholder service fee revenues primarily include transfer agency fees, custodian fees from retirement plan accounts, and portfolio accounting and administration fees. During the first quarter of 2008, shareholder service fee revenue increased by 10% over the first quarter of 2007 compared to a 14% increase in the average number of accounts. Revenues increased less than the increase in average number of accounts due to a lower fee structure for servicing wholesale accounts.

Total Operating Expenses

Operating expenses increased $44.3 million, or 31%, in the first quarter of 2008 compared to the same period in 2007 primarily due to increased underwriting and distribution expenses and compensation and related costs. Underwriting and distribution expenses are discussed above.

	Three Months Ended
	March 31,
	2008	2007	Variance
	(in thousands, except percentage data)
Underwriting and distribution	$124,777	94,397	32%
Compensation and related costs	34,346	26,932	28%
General and administrative	13,833	10,083	37%
Subadvisory fees	11,834	9,215	28%
Depreciation	3,140	3,043	3%
Total operating expenses	$187,930	143,670	31%

Compensation and Related Costs

In the first quarter of 2008, compensation and related costs increased $7.4 million compared to the first quarter of 2007. The first quarter of 2008 reflects higher incentive compensation expense of $4.7 million due to investment performance incentives earned by our investment management division. Share-based compensation increased $2.1 million quarter over quarter, primarily due to nonvested stock grants in April 2007 and December 2007. Base salaries and related payroll taxes increased $1.5 million based on increased average headcount of 6%. These expense increases were offset by increased capitalized software development activities of $0.8 million, primarily due to technology initiatives associated with expansion of our brokerage capabilities.

In the first quarter of 2008, we granted 32,147 shares of nonvested stock with a fair market value of $34.69 per share under the Company’s 1998 Stock Incentive Plan, as amended and restated (the “SI Plan”). The value of those shares, aggregating $1.1 million, will be amortized to expense over the four year vesting period.

On April 2, 2008, we granted 1,054,384 shares of nonvested stock with a fair value of $33.45 per share under the SI Plan and 1998 Non-Employee Director Plan, as amended and restated. The value of those shares, aggregating $35.3 million, will be amortized to expense over the four year vesting period.

General and Administrative Costs

General and administrative expenses increased to $13.8 million for the first quarter of 2008 compared to $10.1 million for the first quarter in the prior year. Higher costs for third party networking fees, computer services and fund expenses were primarily responsible for the increase.

Subadvisory Fees

Subadvisory fees represent fees paid to other asset managers for providing advisory services for certain mutual fund portfolios. These expenses reduce our operating margin since we pay out approximately half of our management fee revenue received from subadvised products. Sales in our Wholesale channel increased in the first quarter of 2008 compared to the same quarter in the prior year to include a larger percentage of sales of our own managed products. The growth trend in the sales of our own managed products (87% for the first three months of 2008 compared to 68% for the same period in 2007) should help to improve our future operating margin.

Subadvisory expenses increased $2.6 million this quarter compared to last year’s first quarter. Significant sales growth in our Wholesale channel, particularly sales of our subadvised specialty mutual fund products, has driven these increased expenses. As this expense is a function of sales, redemptions and market action for subadvised assets, a continuation of the growth trend of these assets would likely result in future increases to subadvisory expenses. Subadvised average assets under management were $11.6 billion and $8.7 billion for the quarters ended March 31, 2008 and 2007, respectively.

Other Income and Expenses

Investment and Other Income, Interest Expense and Taxes

Investment and other income decreased $300 thousand from last year’s first quarter to $2.2 million for the first quarter of 2008. The decrease was due to lower earnings of $900 thousand from mutual funds in the trading portfolio compared to 2007, offset by increased earnings from higher average balances of commercial paper holdings of $700 thousand.

Interest expense was $3.0 million for the first quarter of both 2008 and 2007.

Our effective tax rate was 37.5% for the first quarter of 2008, as compared to 36.6% in the first quarter of 2007. The increase to our effective tax rate in the first quarter of 2008 was primarily due to an increase in the Company’s state effective tax rate resulting from new state tax legislation passed during 2007 that became effective for tax years beginning January 1, 2008. These legislative changes require the Company to file returns in certain state tax jurisdictions on a combined basis using a market based approach. The Company expects its future effective tax rate, exclusive of any state tax incentives, unanticipated state tax legislative changes, and the impact of state tax audit settlements, to range from 36.9% to 37.5%.

Liquidity and Capital Resources

Our operations provide much of the cash necessary to fund our priorities, as follows:

•                  Finance internal growth

•                  Pay dividends

•                  Repurchase our stock

Internal Growth

We use cash to fund growth in our distribution channels. Our Wholesale channel, which has a higher cost to gather assets, requires cash outlays for wholesaler commissions and commissions to third parties on deferred load product sales. The growth we have experienced in our Wholesale channel also requires that we add additional resources and infrastructure to manage this growth. Our Advisors channel requires cash outlays for payment of deferred commissions to our financial advisors. We also continue to invest in our Advisors channel by providing additional support to our advisors through training, wholesaling efforts and enhanced technology tools.

Dividends

We paid dividends on our common stock of $.17 per share during the quarter that resulted in financing cash outflows of $14.7 million. The Board of Directors announced an increase in the quarterly dividend on our common stock to $.19 per share beginning with our first quarter 2008 dividend, which is payable on May 1, 2008. Dividends paid on our common stock during the first quarter of 2007 resulted in financing cash outflows of $12.7 million.

Repurchases

In the first quarter of 2008, we purchased 1,013,100 of our shares, compared to 1,465,000 in the first quarter of 2007.

Operating Cash Flows

Cash from operations is our primary source of funds and decreased $8.7 million for the three months ended March 31, 2008 compared to the previous year. The decrease in operating cash flows is primarily due to increased advances to deferred sales commissions based on higher sales levels in the current year and a $5.0 million contribution in the first quarter of 2008 to the non-contributory retirement plan. We anticipate that our contribution to this plan for the remainder of 2008 will also be made from cash generated from operations and will be in the range of $0 to $5.0 million.

Investing Cash Flows

Investing activities in the first three months of 2008 include additions to property and equipment mainly for home office expansion and software development costs. In the first three months of 2007, capital expenditures were mainly for the purchase of leasehold improvements and computer software, and software development costs.

Financing Cash Flows

As noted previously, dividends and stock repurchases accounted for a majority of our financing cash outflows in the first three months of 2008.

Future Capital Requirements

Management believes its available cash, marketable securities and expected cash flow from operations will be sufficient to fund its short-term operating and capital requirements. We expect significant uses of cash in 2008 to include expected dividend payments, interest payments on outstanding debt, income tax payments, share repurchases, payment of deferred commissions to our financial advisors and third parties, capital expenditures, pension funding and home office leasehold improvements, and could include strategic acquisitions.

Expected long-term capital requirements include indebtedness, operating leases and purchase obligations, and potential recognition of tax liabilities. Other possible long-term discretionary uses of cash could include  capital expenditures for enhancement of technology infrastructure and home office improvements, strategic acquisitions, payment of dividends, income tax payments, seed money for new products, payment of upfront fund commissions for Class B shares and Class C shares and certain fee-based asset allocation products, and repurchases of our common stock.

Critical Accounting Policies and Estimates

Management believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company’s critical accounting policies and estimates are disclosed in the “Critical Accounting Policies and Estimates” section of our 2007 Form 10-K.

Supplemental Information

	First	First
	Quarter	Quarter
	2008	2007	Change
Redemption rates - long term (annualized)
Advisors	8.4%	9.8%
Wholesale	20.6%	21.0%
Institutional	17.5%	48.0%
Total	14.0%	18.4%

Sales per advisor (000’s) (1)
Total	351	252	39.3%
2+ Years (2)	548	371	47.7%
0 to 2 Years (3)	100	77	29.9%

Gross production per advisor (000’s)	17.2	16.1	6.8%

Number of financial advisors (1)	2,235	2,171	2.9%
Average number of financial advisors (1)	2,198	2,174	1.1%

Number of shareholder accounts (000’s)	3,432	2,969	15.6%

Number of shareholders	757,295	663,060	14.2%

(1) Excludes Legend advisors

(2) Financial advisors licensed with the Company for two or more years

(3) Financial advisors licensed with the Company less than two years

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

The Company has had no significant changes in its Quantitative and Qualitative Disclosures About Market Risk from that previously reported in the Company’s 2007 Form 10-K.

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

Item 1A.                                                Risk Factors

The Company has had no significant changes to its Risk Factors from those previously reported in the Company’s 2007 Form
10-K.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information about the shares of common stock we repurchased during the first quarter of 2008.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program

January 1 - January 31	254,200	$31.06	254,200	n/a	(1)
February 1 - February 29	406,191	32.38	406,191	n/a	(1)
March 1 - March 31	353,400	30.10	353,400	n/a	(1)

Total	1,013,791	$31.25	1,013,791

(1)         On August 31, 1998, we announced that our Board of Directors approved a program to repurchase shares of our common stock on the open market. Under the repurchase program, we are authorized to repurchase, in any seven-day period, the greater of (i) 3% of our outstanding common stock or (ii) $50 million of our common stock. We may repurchase our common stock through the New York Stock Exchange, other national or regional market systems, electronic communication networks or alternative trading systems such as POSIT, during regular or after-hours trading sessions. POSIT is an alternative trading system that uses passive pricing to anonymously match buy and sell orders. To date, we have not used electronic communication networks or alternative trading systems to repurchase any of our common stock and do not intend to use such networks or systems in the foreseeable future. Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased. During the first quarter of 2008, all stock repurchases were made pursuant to this repurchase program including 691 shares that were purchased in connection with funding employee income tax withholding obligations arising from the vesting of nonvested shares.

Item 6.                               Exhibits

10.1

Waddell & Reed Financial, Inc. 2003 Executive Incentive Plan, as Amended and Restated. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 11, 2008 and incorporated herein by reference.*

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

*Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 22nd day of April 2008.

WADDELL & REED FINANCIAL, INC.

By:	/s/ Henry J. Herrmann

 Chief Executive Officer

(Principal Executive Officer)

By:	/s/ Daniel P. Connealy

 Senior Vice President

and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Brent K. Bloss

 Senior Vice President - Finance

 and Treasurer

(Principal Accounting Officer)