Form 10-Q
period 2008-06-30
WADDELL & REED FINANCIAL INC
filed 2008-07-29
CIK 1052100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b 2 of the Exchange Act).

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Class	Outstanding as of July 25, 2008
Class A common stock, $.01 par value	85,713,751

WADDELL & REED FINANCIAL, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

Quarter Ended June 30, 2008

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	June 30,	December 31,
	2008	2007
	(unaudited)
Assets:
Cash and cash equivalents	$202,209	263,914
Cash and cash equivalents - restricted	116,648	99,886
Investment securities	71,274	50,913
Receivables:
Funds and separate accounts	40,302	43,602
Customers and other	71,257	80,909
Income taxes receivable	8,274	—
Deferred income taxes	2,632	2,559
Prepaid expenses and other current assets	7,397	6,165
Total current assets	519,993	547,948

Property and equipment, net	53,717	47,984
Deferred sales commissions, net	66,626	45,290
Goodwill and identifiable intangible assets	228,432	228,432
Pension benefits	17,931	14,929
Other assets	10,973	9,167
Total assets	$897,672	893,750

Liabilities:
Accounts payable	$14,498	22,233
Payable to investment companies for securities	165,194	159,151
Accrued compensation	36,240	38,310
Income taxes payable	—	271
Other current liabilities	60,669	52,637
Total current liabilities	276,601	272,602

Long-term debt	199,962	199,955
Accrued pension and post-retirement costs	7,551	7,230
Deferred income taxes	19,992	15,682
Other	15,261	16,663
Total liabilities	519,367	512,132

Commitments and contingencies (Note 10)

Stockholders’ equity :
Preferred stock—$1.00 par value: 5,000 shares authorized; none issued	—	—
Class A Common stock—$0.01 par value: 250,000 shares authorized; 99,701 shares issued; 86,242 shares outstanding (86,630 at December 31, 2007)	997	997
Additional paid-in capital	203,612	209,210
Retained earnings	487,179	456,499
Cost of 13,459 common shares in treasury (13,071 at December 31, 2007)	(318,574)	(291,719)
Accumulated other comprehensive income	5,091	6,631
Total stockholders’ equity	378,305	381,618
Total liabilities and stockholders’ equity	$897,672	893,750

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited, in thousands, except for per share data)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2008	2007	2008	2007

Revenues:
Investment management fees	$112,583	89,383	215,555	172,243
Underwriting and distribution fees	114,254	88,556	220,365	172,572
Shareholder service fees	25,946	23,347	50,932	45,970

Total	252,783	201,286	486,852	390,785

Operating expenses:
Underwriting and distribution	132,292	99,528	257,069	193,925
Compensation and related costs (including share-based compensation of $7,634, $6,400, $14,591 and $11,264, respectively)	32,870	28,312	67,216	55,244
General and administrative	14,731	11,840	28,564	21,923
Subadvisory fees	13,037	10,638	24,871	19,853
Depreciation	3,188	3,062	6,328	6,105

Total	196,118	153,380	384,048	297,050

Operating income	56,665	47,906	102,804	93,735
Investment and other income	1,817	2,609	4,003	5,089
Interest expense	(2,982)	(2,982)	(5,960)	(5,966)

Income before provision for income taxes	55,500	47,533	100,847	92,858
Provision for income taxes	20,313	17,827	37,319	34,425

Net income	$35,187	29,706	63,528	58,433

Net income per share:
Basic	$0.42	0.37	0.77	0.72
Diluted	$0.42	0.36	0.75	0.71

Weighted average shares outstanding:
Basic	82,950	80,559	82,905	80,653
Diluted	84,594	82,323	84,775	82,561

Dividends declared per common share	$0.19	0.17	0.38	0.34

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of  Stockholders’ Equity

For the Six Months Ended June 30, 2008

(Unaudited, in thousands)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity

Balance at December 31, 2007	99,701	$997	209,210	456,499	(291,719)	6,631	381,618

Net income	—	—	—	63,528	—	—	63,528
Recognition of equity compensation	—	—	14,577	14	—	—	14,591
Issuance of nonvested shares and other	—	—	(24,366)	—	24,366	—	—
Dividends accrued, $.38 per share	—	—	—	(32,862)	—	—	(32,862)
Exercise of stock options	—	—	(3,135)	—	10,499	—	7,364
Excess tax benefits from share-based payment arrangements	—	—	7,326	—	—	—	7,326
Other stock transactions	—	—	—	—	(10,233)	—	(10,233)
Repurchase of common stock	—	—	—	—	(51,487)	—	(51,487)
Unrealized loss on available for sale investment securities	—	—	—	—	—	(1,476)	(1,476)
Reclassification for amounts included in net income	—	—	—	—	—	(70)	(70)
Pension and post retirement plan adjustment	—	—	—	—	—	6	6

Balance at June 30, 2008	99,701	$997	203,612	487,179	(318,574)	5,091	378,305

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2008	2007	2008	2007

Net income	$35,187	29,706	63,528	58,433

Other comprehensive income:

Net unrealized appreciation (depreciation) of investment securities during the period, net of income taxes of $185, $873, $(837) and $1,150, respectively	296	1,533	(1,476)	2,029

Reclassification adjustments for amounts included in net income, net of income taxes of $(22), $(21), $(43) and $(40), respectively	(34)	(36)	(70)	(73)

Comprehensive income	$35,449	31,203	61,982	60,389

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the six months
	ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$63,528	58,433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,192	6,133
Amortization of deferred sales commissions	25,222	10,475
Share-based compensation	14,591	11,264
Excess tax benefits from share-based payment arrangements	(7,326)	(1,632)
Net purchases and sales of trading securities	(57)	(649)
Unrealized (gain)/loss on trading securities	756	(678)
Loss on sale and retirement of property and equipment	123	113
Capital gains and dividends reinvested	(93)	(131)
Deferred income taxes	5,123	(1,245)
Changes in assets and liabilities:
Cash and cash equivalents - restricted	(16,762)	(6,989)
Receivables from funds and separate accounts	3,300	(2,747)
Other receivables	9,652	11,801
Other assets	(6,040)	52
Deferred sales commission advances	(46,558)	(16,476)
Accounts payable and payable to investment companies	(1,692)	(7,608)
Other liabilities	2,003	(12,692)

Net cash provided by operating activities	$51,962	47,424

Cash flows from investing activities:
Purchases of available-for-sale investment securities	(25,000)	(5,650)
Proceeds from maturities of available-for-sale investment securities	1,750	—
Additions to property and equipment	(12,184)	(4,290)

Net cash used in investing activities	$(35,434)	(9,940)

Cash flows from financing activities:
Dividends paid	(31,203)	(26,968)
Repurchase of common stock	(51,487)	(41,809)
Exercise of stock options	7,364	2,850
Excess tax benefits from share-based payment arrangements	7,326	1,632
Other stock transactions	(10,233)	(5,420)

Net cash used in financing activities	$(78,233)	(69,715)

Net decrease in cash and cash equivalents	(61,705)	(32,231)

Cash and cash equivalents at beginning of period	263,914	163,887

Cash and cash equivalents at end of period	$202,209	131,656

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.              Description of Business and Significant Accounting Policies

Waddell & Reed Financial, Inc. and Subsidiaries

Waddell & Reed Financial, Inc. and subsidiaries (hereinafter referred to as the “Company,” “we,” “our” and “us”) derive revenues primarily from investment management, investment product underwriting and distribution, and shareholder services administration provided to the Waddell & Reed Advisors Group of Mutual Funds (the “Advisors Funds”), W&R Target Funds, Inc. (the “Target Funds”), Ivy Funds, Inc. and the Ivy Funds portfolios (collectively, the “Ivy Funds”), and Waddell & Reed InvestEd Portfolios, Inc., our college savings plan (collectively, the “Funds”), and institutional and separately managed accounts.  The Funds and the institutional accounts operate under various rules and regulations set forth by the United States Securities and Exchange Commission (the “SEC”). Services to the Funds are provided under investment management agreements that set forth the fees to be charged for these services. The majority of these agreements are subject to annual review and approval by each Fund’s board of directors/trustees and shareholders. Our revenues are largely dependent on the total value and composition of assets under management, which include mainly domestic equity securities, but also include debt securities and international equities.  Accordingly, fluctuations in financial markets and composition of assets under management can significantly impact revenues and results of operations.

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

The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) effective January 1, 2008.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  The Company did not have a transition adjustment to beginning retained earnings as a result of adopting this standard.  SFAS No. 157 applies to all financial instruments that are measured and reported on a fair value basis.  This includes those items reported in investment securities on the consolidated balance sheets.  See Note 4 for additional information.

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

In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only a normal and recurring nature) necessary to present fairly our financial position at June 30, 2008 and December 31, 2007, the results of operations for the three months and six months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007 in conformity with accounting principles generally accepted in the United States.

2.              Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and short-term investments.  We consider all highly liquid investments with original or remaining maturities of 90 days or less at the date of purchase to be cash equivalents. At June 30, 2008, over 90% of the cash and cash equivalents balance is comprised of commercial paper and money market accounts.  Cash and cash equivalents – restricted represents cash held for the benefit of customers segregated in compliance with federal and other regulations.  Substantially all cash balances are in excess of federal deposit insurance limits.

3.              Investment Securities

Investment securities are as follows:

	Fair Value
	June 30,	December 31,
	2008	2007
	(in thousands)

Available-for-sale securities:
Affiliated mutual funds	$53,263	30,387
Municipal bonds	5,171	7,046
Mortgage-backed securities	12	12
	58,446	37,445

Trading securities:
Affiliated mutual funds	12,044	12,618
Municipal bonds	498	502
Corporate bonds	131	156
Mortgage-backed securities	115	118
Common stock	40	74
	12,828	13,468

Total investment securities	$71,274	50,913

Certain information related to our available-for-sale securities is as follows:

	June 30,	December 31,
	2008	2007
	(in thousands)

Amortized cost	$53,228	29,914
Unrealized gains	5,771	7,725
Unrealized losses	(553)	(194)

Fair value	$58,446	37,445

Purchases and sales of trading securities during the six months ended June 30, 2008 were $57 thousand and $0, respectively.

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

Fair Value Hierarchy

SFAS No. 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable.  In accordance with SFAS No. 157, these inputs are summarized in the three broad levels listed below:

•                  Level 1 – Quoted prices in active markets for identical securities

•                  Level 2 – Other significant observable inputs (including quoted prices in active markets for similar securities)

•                  Level 3 – Significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to SFAS No. 157.

The following table presents fair value measurements as of June 30, 2008:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Investment securities (Note 3)	$65,347	5,927	—	$71,274

5.              Stockholders’ Equity

Earnings per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands, except per share amounts)

Net income	$35,187	29,706	63,528	58,433

Weighted average shares outstanding - basic	82,950	80,559	82,905	80,653
Dilutive potential shares from stock options and certain nonvested stock awards	1,644	1,764	1,870	1,908
Weighted average shares outstanding - diluted	84,594	82,323	84,775	82,561

Earnings per share:
Basic	$0.42	0.37	0.77	0.72
Diluted	$0.42	0.36	0.75	0.71

Anti-dilutive Securities

Options to purchase 282 thousand shares of Class A common stock (“common stock”) were excluded from the diluted earnings per share calculation for the six months ended June 30, 2008 because they were anti-dilutive.  There were no anti-dilutive options for the three months ended June 30, 2008.  Options to purchase 2.73 million shares of common stock were excluded from the diluted earnings per share calculation for the three and six months ended June 30, 2007, because they were anti-dilutive.  Also excluded from the diluted earnings per share calculation were approximately 4 thousand shares of anti-dilutive nonvested common stock for the three and six months ended June 30, 2008.  There were no anti-dilutive shares of nonvested stock for the three and six months ended June 30, 2007.

Dividends

On April 9, 2008, the Board of Directors (the “Board”) approved a dividend on our common stock in the amount of $0.19 per share to stockholders of record as of July 11, 2008 to be paid on August 1, 2008.  The total dividend to be paid is approximately $16.4 million.

Common Stock Repurchases

The Board has authorized the repurchase of our common stock in the open market and/or private purchases. Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased.  The acquired shares may be used for corporate purposes, including shares issued to employees in our stock-based compensation programs.  There were 587,900 shares and 1,601,000 shares repurchased in the open market or privately during the three and six months ended June 30, 2008, respectively and 205,000 shares and 1,670,000 shares repurchased in the open market for the three and six months ended June 30, 2007, respectively.

6.              Share-Based Compensation

On April 2, 2008, we granted 1,054,384 shares of nonvested stock with a fair market value of $33.45 per share under the Company’s 1998 Stock Incentive Plan, as amended and restated. The value of those shares, aggregating $35.3 million, will be amortized to expense over the four year vesting period.

7.              Goodwill and Identifiable Intangible Assets

Goodwill

Goodwill represents the excess of purchase price over the tangible assets and identifiable intangible assets of an acquired business.  At June 30, 2008 and December 31, 2007, gross goodwill was $212.0 million and accumulated amortization was $38.6 million.  There were no changes to the carrying amount of goodwill during the six months ended June 30, 2008.  Our goodwill is not deductible for tax purposes.

Identifiable Intangible Assets

The carrying values of identifiable intangible assets (all considered indefinite lived) are summarized as follows:

	June 30,	December 31,
	2008	2007
	(in thousands)
Unamortized intangible assets:
Mutual fund management advisory contracts	$38,699	38,699
Mutual fund subadvisory management contracts	16,300	16,300

Total	$54,999	54,999

8.              Income Tax Uncertainties

As of January 1, 2008 and June 30, 2008, the Company had unrecognized tax benefits, including penalties and interest, of $6.2 million ($4.2 million net of federal benefit) and $5.3 million ($3.6 million net of federal benefit), respectively, that if recognized, would impact the Company’s effective tax rate.  The unrecognized tax benefits that are not expected to be settled within the next 12 months are included in other liabilities in the accompanying consolidated balance sheets; unrecognized tax benefits that are expected to be settled within the next 12 months are included in income taxes payable.

The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as income taxes.  As of January 1, 2008, the total amount of accrued interest and penalties related to uncertain tax positions recognized in the consolidated balance sheet was $1.7 million ($1.3 million net of federal benefit).  The total amount of penalties and interest, net of federal benefit, related to tax uncertainties recognized in the statement of income for the six month period ended June 30, 2008 was $170 thousand.  The total amount of accrued penalties and interest related to uncertain tax positions at June 30, 2008 of $1.3 million ($1.1 million net of federal benefit) is included in total unrecognized tax benefits described above.

In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain.  In addition, respective tax authorities periodically audit our income tax returns. These audits examine our significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions.  In June 2008, the Company settled open audits in two state jurisdictions in which the Company operates.  The settlement of these audits did not have a significant impact on reported income.  The 2005, 2006 and 2007 federal income tax returns are the only open tax years that remain subject to potential future audit. State income tax returns for all years after 2003 are subject to potential future audit by tax authorities in the Company’s major state tax jurisdictions.

The Company is currently being audited in two state jurisdictions.  It is reasonably possible that the Company will settle the audits in these jurisdictions within the next 12-month period.  It is estimated that the Company’s liability under Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” could decrease by approximately $0.7 million to $1.3 million ($500 thousand to $800 thousand net of federal benefit) upon settlement of these audits.  Such settlements are not anticipated to have a significant impact on reported income.

9.              Pension Plan and Postretirement Benefits Other Than Pension

We provide a non-contributory retirement plan that covers substantially all employees and certain vested employees of our former parent company (the “Pension Plan”).  Benefits payable under the Pension Plan are based on employees’ years of service and compensation during the final 10 years of employment.  We also sponsor an unfunded defined benefit postretirement medical plan that covers substantially all employees, including Waddell & Reed and Legend advisors.  The medical plan is contributory with retiree contributions adjusted annually.  The medical plan does not provide for post age 65 benefits with the exception of a small group of employees that were grandfathered when such plan was established.

The following table presents the components of net periodic pension and other postretirement costs related to these plans.

			Other Postretirement				Other Postretirement
	Pension Benefits		Benefits		Pension Benefits		Benefits
	Three months ended June 30,		Three months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007	2008	2007	2008	2007
	(in thousands)				(in thousands)
Components of net periodic benefit cost:
Service cost	$1,464	1,489	74	73	2,864	2,859	148	146
Interest cost	1,605	1,448	66	61	3,163	2,745	131	122
Expected return on plan assets	(2,154)	(1,651)	—	—	(4,307)	(3,221)	—	—
Actuarial (gain) loss amortization	—	295	(20)	(9)	—	404	(40)	(19)
Prior service cost amortization	168	109	9	9	277	218	19	19
Transition obligation amortization	2	2	—	—	3	3	—	—

Total	$1,085	1,692	129	134	2,000	3,008	258	268

During the six month period ended June 30, 2008 we made a $5.0 million contribution to the Pension Plan.  We anticipate that our contribution to the Pension Plan for the remainder of 2008 will range from $0 to $5.0 million.

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

•                                          The unsuccessful implementation of new systems or business technology platforms, or such implementations not being timely or cost effective;

•                                          Changes in, or non-compliance with, laws, regulations or legal, regulatory, accounting, tax or compliance requirements or governmental policies applicable to the investment management and broker/dealer industries; and

•                                          Investors’ failure to renew our investment management or subadvisory agreements, or the terms of any such renewals being on unfavorable terms.

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

We derive our revenues primarily from providing investment management, investment product underwriting and distribution, and shareholder services administration to mutual funds and institutional accounts.  Investment management fees, a substantial source of our revenues, are based on the amount of average assets under management and are affected by sales levels, financial market conditions, redemptions and the composition of assets.  Underwriting and distribution revenues, another substantial source of revenues, consist of commissions derived from sales of investment and insurance products, distribution fees on certain variable products, and fees earned on fee-based asset allocation products, as well as advisory services.  The products sold have various commission structures and the revenues received from product sales vary based on the type and amount sold.  Rule 12b-1 service and distribution fees earned for servicing and/or distributing certain mutual fund shares are based upon assets under management and fluctuate based on sales, redemptions and financial market conditions.  Other service fees include transfer agency fees, custodian fees for retirement plan accounts and portfolio accounting.

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

Recent Accounting Developments

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 and anticipates any impact to basic earnings per share will be immaterial.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.  It is not expected that the provisions of SFAS No. 162 will have an impact on the Company’s results of operations or financial position.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December

15, 2008.  It is not expected that the adoption of this standard on January 1, 2009 will significantly affect our results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (“SFAS No. 160”).  This standard amends ARB No. 51 to establish accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest that should be reported as equity in the consolidated financial statements.  The provisions of SFAS No. 160 are effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years, and the standard is to be applied prospectively.  The Company does not have a non-controlling interest in any of its consolidated reporting entities and therefore this standard does not currently apply.

In December 2007, the FASB amended SFAS No. 141 “Business Combinations”, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  These provisions are effective for fiscal years beginning on or after December 15, 2008.   Adoption of this standard on January 1, 2009 will affect our results of operations and financial condition only if the Company acquires the assets of another entity subsequent to adoption date.

Second Quarter Highlights

Highlights for the current quarter:

•                  We achieved positive net flows in all distribution channels.

•                  Compared to the second quarter of 2007, total net flows increased over 300% to $3.8 billion driven primarily by sales in our Wholesale channel of $4.6 billion in the current quarter.  Our Wholesale channel’s annualized organic growth rate during the second quarter of 2008 was 55%.

•                  The Advisors channel improved from net outflows of $99 million during the second quarter of 2007 to net flows of $243 million for the current quarter.

•                  The Institutional channel improved from net outflows of $154 million during the second quarter of 2007 to net flows of $196 million for the current quarter.

•                  Total assets under management increased $5.2 billion to $70.1 billion due to a combination of organic growth and market action.

•                  We repurchased over 500 thousand shares of our common stock during the quarter.

Assets Under Management

Assets under management were $70.1 billion on June 30, 2008 compared to $64.9 billion at March 31, 2008 due to net flows of $3.8 billion and market appreciation of $1.4 billion.  Net sales were driven by the Wholesale channel during the quarter.

Change in Assets Under Management(1)

	Second Quarter 2008
	Advisors	Wholesale	Institutional	Total
	(in millions)

Beginning Assets	$32,075	24,532	8,285	$64,892

Sales (net of commissions)	1,100	4,574	664	6,338
Redemptions	(914)	(1,243)	(497)	(2,654)
Net Sales	186	3,331	167	3,684

Net Exchanges	(36)	35	—	(1)
Reinvested Dividends & Capital Gains	93	31	29	153
Net Flows	243	3,397	196	3,836

Market Appreciation	369	1,019	8	1,396
Ending Assets	$32,687	28,948	8,489	$70,124

	Second Quarter 2007
	Advisors	Wholesale	Institutional	Total
	(in millions)

Beginning Assets	$30,427	11,996	7,315	$49,738

Sales (net of commissions)	866	1,703	137	2,706
Redemptions	(1,027)	(635)	(319)	(1,981)
Net Sales	(161)	1,068	(182)	725

Net Exchanges	(46)	45	—	(1)
Reinvested Dividends & Capital Gains	108	35	28	171
Net Flows	(99)	1,148	(154)	895

Market Appreciation	1,825	1,103	403	3,331
Ending Assets	$32,153	14,247	7,564	$53,964

(1)       Includes all activity of the Funds and institutional accounts, including money market funds and transactions at net asset value, accounts for which we receive no commissions.

Assets under management were $70.1 billion on June 30, 2008 compared to $64.9 billion at December 31, 2007 due to net flows of $8.6 billion offset by market depreciation of $3.4 billion.  Net sales were driven by the Wholesale channel during the six month period.

	Year to Date 2008
	Advisors	Wholesale	Institutional	Total
	(in millions)

Beginning Assets	$34,562	21,537	8,769	$64,868

Sales (net of commissions)	2,148	9,987	1,360	13,495
Redemptions	(1,831)	(2,414)	(862)	(5,107)
Net Sales	317	7,573	498	8,388

Net Exchanges	(103)	100	—	(3)
Reinvested Dividends & Capital Gains	162	37	56	255
Net Flows	376	7,710	554	8,640

Market Depreciation	(2,251)	(299)	(834)	(3,384)
Ending Assets	$32,687	28,948	8,489	$70,124

	Year to Date 2007
	Advisors	Wholesale	Institutional	Total
	(in millions)

Beginning Assets	$29,905	10,819	7,677	$48,401

Sales (net of commissions)	1,649	3,003	490	5,142
Redemptions	(1,942)	(1,231)	(1,218)	(4,391)
Net Sales	(293)	1,772	(728)	751

Net Exchanges	(85)	82	—	(3)
Reinvested Dividends & Capital Gains	173	47	56	276
Net Flows	(205)	1,901	(672)	1,024

Market Appreciation	2,453	1,527	559	4,539
Ending Assets	$32,153	14,247	7,564	$53,964

Average assets under management, which are generally more indicative of trends in revenue for providing investment management services than the quarter over quarter change in ending assets under management, are presented below.

Average Assets Under Management

	Second Quarter 2008
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$27,616	26,981	7,974	$62,571
Fixed Income	4,529	390	588	5,507
Money Market	1,359	98	—	1,457
Total	$33,504	27,469	8,562	$69,535

	Second Quarter 2007
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$26,633	12,786	6,908	$46,327
Fixed Income	4,119	366	601	5,086
Money Market	977	55	—	1,032
Total	$31,729	13,207	7,509	$52,445

	Year to Date 2008
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$27,127	24,568	7,929	$59,624
Fixed Income	4,466	396	590	5,452
Money Market	1,323	94	—	1,417
Total	$32,916	25,058	8,519	$66,493

	Year to Date 2007
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$25,924	11,844	6,975	$44,743
Fixed Income	4,080	365	616	5,061
Money Market	958	59	—	1,017
Total	$30,962	12,268	7,591	$50,821

Results of Operations – Three and Six Months Ended June 30, 2008 as Compared with Three and Six Months Ended June 30, 2007

Net Income

	Three months ended			Six months ended
	June 30,			June 30,
	2008	2007	Variance	2008	2007	Variance
	(in thousands, except per share amounts and percentage data)

Net Income	$35,187	29,706	18%	$63,528	58,433	9%
Earnings per share:
Basic	$0.42	0.37	14%	$0.77	0.72	7%
Diluted	$0.42	0.36	17%	$0.75	0.71	6%

Operating Margin	22%	24%	-8%	21%	24%	-13%

We reported net income of $35.2 million, or $0.42 per diluted share, for the second quarter of 2008 compared to $29.7 million, or $0.36 per diluted share, for the same period in 2007.   Net income for the six months ended June 30, 2008 was $63.5 million, or $0.75 per diluted share, compared to net income of $58.4 million, or $0.71 per diluted share, for the same period in 2007.

Total Revenues

Total revenues increased 26% to $252.8 million and 25% to $486.9 million for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007.  Increases in both periods are attributable to growth in average assets under management of 33% and 31% for the three and six months ended June 30, 2008, respectively, and an increase in gross sales of 134% and 162% for the three and six months ended June 30, 2008, respectively, compared to the same periods in the prior year.

	Three months ended
	June 30,
	2008	2007	Variance
	(in thousands, except percentage data)

Investment management fees	$112,583	89,383	26%
Underwriting and distribution fees	114,254	88,556	29%
Shareholder service fees	25,946	23,347	11%
Total revenues	$252,783	201,286	26%

	Six months ended
	June 30,
	2008	2007	Variance
	(in thousands, except percentage data)

Investment management fees	$215,555	172,243	25%
Underwriting and distribution fees	220,365	172,572	28%
Shareholder service fees	50,932	45,970	11%
Total revenues	$486,852	390,785	25%

Investment Management Fee Revenues

Investment management fee revenues are earned for providing investment advisory services to the Funds and to institutional accounts.  Investment management fee revenues increased $23.2 million, or 26%, from last year’s second quarter and $43.3 million, or 25%, for the six month period ended June 30, 2008 compared to the same period in the prior year.

Revenues from investment management services provided to our retail mutual funds, which are distributed through the Advisors and Wholesale channels, were $103.2 million for the quarter ended June 30, 2008.  Revenues increased $23.4 million, or 29%, compared to the second quarter of 2007, while the related retail average assets increased 36% to $61 billion.  For the six months ended June 30, 2008, revenues from investment management services provided to our retail mutual funds increased $44.3 million, or 29%, to $197 million compared to the first six months of 2007, while the related retail average assets increased 34% to $58 billion.  Investment management fee revenues increased less than the related retail average assets due to significant growth in our Asset Strategy funds, which reached almost $20 billion as of June 30, 2008 and have management fee rates that are lower than the average rate for all of our funds.  Asset Strategy funds represented 28% and 12% of our assets under management as of June 30, 2008 and 2007, respectively.  Retail sales in the second quarter of 2008 were $5.7 billion, a 119% increase over sales in the second quarter of 2007 and were $12.1 billion for the six months ended June 30, 2008, a 157% increase over the same period in 2007.

Institutional account revenues were $9.4 million for the second quarter of 2008, representing a decrease of $200 thousand, or 2%, from last year’s second quarter.  The decrease was primarily due to a management fee rate decrease on certain institutional accounts.  Year-to-date institutional and separate account revenues decreased 5% to $18.6 million in 2008 compared to the same period in 2007, also due to a management fee rate decrease on certain institutional accounts.

The long-term redemption rate (which excludes money market fund redemptions) in the Advisors channel improved to 7.7% in this year’s second quarter and 8.1% year-to-date, compared to 10.0% in the second quarter of 2007 and 9.9% for the first six months of 2007.  In the Wholesale channel, the long-term redemption rate was lower in this year’s second quarter, at 18.0%, compared to 18.8% in the second quarter last year.  For the six months ended June 30, 2008, the Wholesale channel’s long-term redemption rate also improved, to 19.1% compared to 19.8% for the same period in 2007.  We expect the Advisors channel long-term redemption rate to remain lower than that of the Wholesale channel due to the personal and customized nature in which our financial advisors provide service to our clients.  The long-term redemption rate for our Institutional channel increased to 23.4% for the second quarter of 2008 compared to 17.0% for the second quarter of 2007 and decreased from 32.4% to 20.4% for the six month period ended June 30, 2008 compared to the same period in 2007.  The higher year-to-date redemption rate in 2007, which was based on total redemptions for the period of $1.2 billion in this channel (compared to $862 million in 2008), reflected redemptions across multiple investment disciplines, including large cap growth, small cap growth, core equity and international growth.

Underwriting and Distribution Fee Revenues and Expenses

The following tables illustrate our underwriting and distribution fee revenues and expenses segregated by distribution method within the respective Advisors or Wholesale channel:

	Second Quarter 2008
		Wholesale
	Advisors	Third-Party	Legend	Total
	(in thousands)

Revenue	$63,812	35,905	14,537	$114,254
Expenses
Direct	44,872	43,307	9,695	97,874
Indirect	23,588	7,372	3,458	34,418
	68,460	50,679	13,153	132,292
Net Underwriting & Distribution	$(4,648)	(14,774)	1,384	$(18,038)

	Second Quarter 2007
		Wholesale
	Advisors	Third-Party	Legend	Total
	(in thousands)

Revenue	$57,839	15,609	15,108	$88,556
Expenses
Direct	40,173	20,025	10,165	70,363
Indirect	20,057	6,158	2,950	29,165
	60,230	26,183	13,115	99,528
Net Underwriting & Distribution	$(2,391)	(10,574)	1,993	$(10,972)

	Year to Date 2008
		Wholesale
	Advisors	Third-Party	Legend	Total
	(in thousands)

Revenue	$125,489	66,250	28,626	$220,365
Expenses
Direct	87,584	82,902	19,118	189,604
Indirect	46,204	14,624	6,637	67,465
	133,788	97,526	25,755	257,069
Net Underwriting & Distribution	$(8,299)	(31,276)	2,871	$(36,704)

	Year to Date 2007
		Wholesale
	Advisors	Third-Party	Legend	Total
	(in thousands)

Revenue	$114,646	28,577	29,349	$172,572
Expenses
Direct	79,513	36,976	19,643	136,132
Indirect	40,832	11,159	5,802	57,793
	120,345	48,135	25,445	193,925
Net Underwriting & Distribution	$(5,699)	(19,558)	3,904	$(21,353)

The following table illustrates commissionable investment product sales by our financial advisors, including Waddell & Reed InvestEd Portfolios, Inc., our college savings plan.  Sales are shown gross of commissions and exclude sales by Legend advisors, sales of money market funds, other mutual funds, insurance products, and mutual funds sold at net asset value for which we receive no commission.

	Second Quarter	Second Quarter	Variance
	2008	2007	Amount	Percentage
	(in millions, except percentage data)

Front-end load sales	$369	350	19	5%
Variable annuity products	146	103	43	42%
Front-load product total	515	453	62	14%

Deferred-load sales	36	36	—	0%
Fee-based allocation products	258	172	86	50%
Total advisor sales	$809	661	148	22%

	Year to Date	Year to Date	Variance
	2008	2007	Amount	Percentage
	(in millions, except percentage data)

Front-end load sales	$743	757	(14)	-2%
Variable annuity products	285	177	108	61%
Front-load product total	1,028	934	94	10%

Deferred-load sales	71	74	(3)	-4%
Fee-based allocation products	494	201	293	146%
Total advisor sales	$1,593	1,209	384	32%

We continue to experience operating margin pressure in 2008 based on strong sales growth in our Wholesale channel, which has a higher cost to gather assets and requires cash outlays for wholesaler commissions and commissions to third parties on deferred load product sales, although our operating margin did improve compared to the first quarter of 2008.  The growth we have experienced in our distribution channels also requires that we add additional resources and infrastructure to manage this growth.

Underwriting and distribution revenues earned in this year’s second quarter increased $25.7 million, or 29%, compared with the second quarter of last year.  The increase in revenues was due to higher Rule 12b-1 asset-based service and distribution fees of $19.3 million as a result of an increase in average mutual fund assets under management.  Revenues from front-load product sales sold in the Wholesale channel increased $1.7 million.  Additionally, revenues from fee-based allocation products increased $3.8 million, primarily attributable to modified fee-based asset allocation products introduced in April 2007.  We experienced an overall increase in revenue on front-load product sales sold in the Advisors channel of $2.0 million, which included an increase to variable annuity revenues of $2.3 million and a decrease to other mutual fund revenues of $400 thousand quarter over quarter.  While we expect a shift from front-load to fee-based sales to put some short-term pressure on both the underwriting and distribution margin and the operating margin in the Advisors channel, the asset-based fee structure has the opportunity for better long-term margins. Insurance-related revenues decreased $600 thousand for the second quarter when compared with the second quarter of 2007.

Underwriting and distribution revenues earned for the six months ended June 30, 2008 increased $47.8 million, or 28%, compared with the same period in the prior year.  The increase in revenues was due to higher Rule 12b-1 asset-based service and distribution fees of $35.7 million as a result of an increase in average mutual fund assets under management.  Revenues from front-load product sales sold in the Wholesale channel increased $4.1 million.  Additionally, revenues from fee-based allocation products increased $6.7 million, primarily attributable to modified fee-based asset allocation products introduced in April 2007.  We experienced an overall increase in revenue of $3.1 million on front-load product sales sold in the Advisors channel, which included an increase to variable annuity revenues of $6.0 million and decreases to other mutual fund revenues,  Class A share revenues and financial planning revenues totaling $2.9 million year over year.  Insurance-related revenues also decreased $1.3 million for the six months ended June 30, 2008 compared to the same period in 2007.

Underwriting and distribution expenses increased by $32.8 million, or 33%, when compared with the second quarter of 2007.  A majority of this increase was attributed to higher direct expenses (Rule 12b-1 asset-based service and distribution expenses, dealer compensation paid to third party distributors and wholesaler commissions) in the Wholesale channel of $22.8 million.  These increased costs were a result of higher sales volume and an increase in average Wholesale channel assets under management.  Indirect expenses increased $5.3 million quarter over quarter.  The indirect expense increases of $1.8 million in the Wholesale channel and $3.5 million in the Advisors channel were due to higher group health insurance, marketing and compensation costs.

Underwriting and distribution expenses for the six months ended June 30, 2008 increased by $63.1 million, or 33%, when compared with the same period in 2007.  A majority of this increase was attributed to higher direct expenses (Rule 12b-1 asset-based service and distribution expenses, dealer compensation paid to third party distributors and wholesaler commissions) in the Wholesale channel of $45.4 million.  These increased costs were a result of higher sales volume and an increase in average Wholesale channel assets under management.  Indirect expenses increased $9.7 million year over year.  The indirect expense increases of $4.3 million in the Wholesale channel and $5.4 million in the Advisors channel were due to higher group health insurance, marketing and compensation costs.

Shareholder Service Fees Revenue

Shareholder service fee revenues primarily include transfer agency fees, custodian fees from retirement plan accounts, and portfolio accounting and administration fees. During the second quarter of 2008, shareholder service fee revenue increased 11% over the second quarter of 2007 compared to an 18% increase in the average number of accounts.  For the six months ended June 30, 2008, shareholder service fee revenue increased 11% over the same period in 2007 compared to a 16% increase in the average number of accounts. Revenues increased less than the increase in average number of accounts due to a lower fee structure for servicing wholesale accounts.

Total Operating Expenses

Operating expenses increased $42.7 million, or 28%, in the second quarter of 2008 compared to the second quarter of 2007 and increased $87.0 million, or 29%, for the first six months of 2008 compared to the same period in 2007, primarily due to increased underwriting and distribution expenses. Underwriting and distribution expenses are discussed above.

	Three Months Ended June 30,
	2008	2007	Variance
	(in thousands, except percentage data)
Underwriting and distribution	$132,292	99,528	33%
Compensation and related costs	32,870	28,312	16%
General and administrative	14,731	11,840	24%
Subadvisory fees	13,037	10,638	23%
Depreciation	3,188	3,062	4%
Total operating expenses	$196,118	153,380	28%

	Six Months Ended June 30,
	2008	2007	Variance
	(in thousands, except percentage data)
Underwriting and distribution	$257,069	193,925	33%
Compensation and related costs	67,216	55,244	22%
General and administrative	28,564	21,923	30%
Subadvisory fees	24,871	19,853	25%
Depreciation	6,328	6,105	4%
Total operating expenses	$384,048	297,050	29%

Compensation and Related Costs

On April 2, 2008, we granted 1,054,384 shares of nonvested stock with a fair value of $33.45 per share under the Company’s 1998 Stock Incentive Plan, as amended and restated.  The value of those shares, aggregating $35.3 million, will be amortized to expense over the four year vesting period.

In the second quarter of 2008, compensation and related costs increased $4.6 million compared to the second quarter of 2007.  Share-based compensation increased $1.2 million quarter over quarter, primarily due to higher amortization expense associated with our December 2007 and April 2008 grants of nonvested stock compared to grants that became fully vested in April 2008.  Base salaries and related payroll taxes increased $1.9 million driven by an increase in average headcount of 9% while group insurance costs increased $1.2 million due to unfavorable claims activity in 2008.  The second quarter of 2008 also reflects higher incentive compensation expense of $1.2 million.  These expense increases were offset by increased capitalized software development activities of $900 thousand, primarily due to technology initiatives associated with expansion of our brokerage capabilities.

Compensation and related costs for the six months ended June 30, 2008 increased $12.0 million compared to the same period in 2007.  Share-based compensation increased $3.3 million year over year, primarily due to higher amortization expense associated with our April 2007, December 2007 and April 2008 grants of nonvested stock compared to grants that became fully vested in April 2008.  Base salaries and related payroll taxes increased $3.4 million driven by an increase in average headcount of 8% while group insurance costs increased $1.3 million due to unfavorable claims activity in 2008.  The first six months of 2008 also reflects higher incentive compensation expense of $5.9 million.  These expense increases were offset by increased capitalized software development activities of $1.7 million, primarily due to technology initiatives associated with expansion of our brokerage capabilities.

General and Administrative Costs

General and administrative expenses increased 24% to $14.7 million for the second quarter of 2008 compared to $11.8 million for the second quarter in the prior year.  Higher costs for third party networking fees, computer services and temporary office services were primarily responsible for the increase.

General and administrative expenses of $28.6 million for the first six months of 2008 represents an increase of $6.6 million, or 30%, compared to the first six months of 2007.  Higher costs for third party networking fees, computer services and temporary office services were primarily responsible for the increase.

Subadvisory Fees

Subadvisory fees represent fees paid to other asset managers for providing advisory services for certain mutual fund portfolios.  These expenses reduce our operating margin since we pay out approximately half of our management fee revenue received from subadvised products. Subadvised management fee revenues were $25.7 million for the three months ended June 30, 2008 compared to $20.7 million for the second quarter of 2007.  Subadvised management fee revenues were $48.9 million and $38.5 million for the six months ended June 30, 2008 and 2007, respectively.

Sales in our Wholesale channel increased in both the second quarter of 2008 compared to the same quarter in the prior year and for the six months ended June 2008 compared to the first six months of 2007 and included a larger percentage of sales of our own managed products.  The growth trend in the sales of our own managed products (85% for the first three months of 2008 compared to 63% for the same period in 2007 and 86% for the first six months of 2008 compared to 65% for the same period in 2007) should help to improve our future operating margin.

Subadvisory expenses increased $2.4 million this quarter compared to last year’s second quarter and $5.0 million for the first six months of 2008 compared to the same period in 2007.  Significant sales growth in our Wholesale channel, particularly sales of our subadvised specialty mutual fund products, has driven these increased expenses.  As this expense is a function of sales, redemptions and market action for subadvised assets, a continuation of the growth trend of these assets would likely result in future increases to subadvisory expenses.  Subadvised average assets under management were $12.8 billion and $10.1 billion for the quarters ended June 30, 2008 and 2007, respectively, and were $12.2 billion and $9.4 billion for the six months ended June 30, 2008 and 2007, respectively.

Other Income and Expenses

Investment and Other Income, Interest Expense and Taxes

Investment and other income decreased $800 thousand from last year’s second quarter to $1.8 million for the second quarter of 2008.  The decrease was due to lower earnings of $400 thousand from mutual funds in the trading portfolio compared to 2007, and lower earnings in commercial paper and money markets of $400 thousand.

For the six months ended June 30, 2008, investment and other income decreased $1.1 million to $4.0 million compared to the same period in the prior year.  The decrease was due to lower earnings of $1.4 million from mutual funds in the trading portfolio compared to 2007, offset by increased earnings from higher average balances of commercial paper holdings of $300 thousand.

Interest expense was $3.0 million for the second quarter of 2008 and 2007, respectively, and $6.0 million for the first six months of 2008 and 2007, respectively.

Our effective tax rate was 36.6% for the second quarter of 2008 and 37.0% for the six months ended June 30, 2008.  The decrease to our effective tax rate in the second quarter of 2008 was primarily due to state tax incentives related to capital expenditures made by the Company.  This decrease was partially offset by an increase to our state effective tax rate resulting from new state tax legislation passed during the second quarter of 2008.  The various legislative changes become effective for tax years ranging between January 1, 2008 and January 1, 2010.  The enacted legislation includes changes to the statutory tax rate in certain jurisdictions in which the Company operates, as well as the adoption of a market based approach for sourcing income in other jurisdictions in which the Company operates.  The Company expects its future effective tax rate, exclusive of any state tax incentives, unanticipated state tax legislative changes, and the impact of state tax audit settlements, to range from 36.9% to 37.5%.

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

Dividends

We paid quarterly dividends on our common stock that resulted in financing cash outflows of $31.2 million for the first six months of 2008.  Dividends paid on our common stock during the first six months of 2007 resulted in financing cash outflows of $27.0 million.

Repurchases

We repurchased 1,601,000 shares and 1,670,000 shares of our common stock in the first six months of 2008 and 2007, respectively.

Operating Cash Flows

Cash from operations is our primary source of funds and increased $4.5 million for the six months ended June 30, 2008 compared to the previous year.  The increase in operating cash flows is primarily due to increased net income in 2008 and a significant income tax payment in the first six months of 2007, offset by increased deferred sales commission advances based on higher sales levels in the current year.

We made a $5.0 million contribution to the non-contributory retirement plan in the first six months of 2008.  We anticipate that our contribution to this plan for the remainder of 2008 will also be made from cash generated from operations and will be in the range of $0 to $5.0 million.

Investing Cash Flows

Investing activities in the first six months of 2008 include purchases of available-for-sale investment securities, which represents seed money for a new fund, and additions to property and equipment for leasehold improvements, and capitalization of software development and implementation costs. In the first six months of 2007, investing activities cash outflows include purchases of available-for-sale investment securities and additions to property and equipment for the purchase of leasehold improvements and computer software, and capitalization of software development costs during the period.

Financing Cash Flows

As noted previously, dividends and stock repurchases accounted for a majority of our financing cash outflows in the first six months of 2008.

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

Supplemental Information

	Second	Second		Year to	Year to
	Quarter	Quarter		Date	Date
	2008	2007	Change	2008	2007	Change
Redemption rates - long term (annualized)
Advisors	7.7%	10.0%		8.1%	9.9%
Wholesale	18.0%	18.8%		19.1%	19.8%
Institutional	23.4%	17.0%		20.4%	32.4%
Total	13.8%	13.3%		13.9%	15.8%

Sales per advisor (000’s) (1)
Total	357	305	17.0%	708	557	27.1%
2+ Years (2)	538	434	24.0%	1,079	799	35.0%
0 to 2 Years (3)	105	102	2.9%	189	167	13.2%

Gross production per advisor (000’s)	17.4	15.9	9.4%	34.5	32.0	7.8%

Number of financial advisors (1)	2,285	2,175	5.1%	2,285	2,175	5.1%
Average number of financial advisors (1)	2,266	2,166	4.6%	2,231	2,170	2.8%

Number of shareholder accounts (000’s)	3,638	3,047	19.4%	3,638	3,047	19.4%

Number of shareholders (4)	850,211	687,625	23.6%	850,211	687,625	23.6%

(1)   Excludes Legend advisors

(2)   Financial advisors licensed with the Company for two or more years

(3)   Financial advisors licensed with the Company less than two years

(4)   Due to conversion to a new brokerage platform in the second quarter of 2008, approximately 80,000 shareholders (who were existing shareholders prior to this conversion) are included in the shareholder disclosure as of June 30, 2008.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information about the shares of common stock we repurchased during the second quarter of 2008.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program

April 1 - April 30	402,732	$32.99	402,732	n/a	(1)
May 1 - May 31	410,900	33.69	410,900	n/a	(1)
June 1 - June 30	80,000	36.36	80,000	n/a	(1)

Total	893,632	$33.61	893,632

(1)   On August 31, 1998, we announced that our Board of Directors approved a program to repurchase shares of our common stock on the open market.  Under the repurchase program, we are authorized to repurchase, in any seven-day period, the greater of (i) 3% of our outstanding common stock or (ii) $50 million of our common stock.  We may repurchase our common stock through the New York Stock Exchange, other national or regional market systems, electronic communication networks or alternative trading systems such as POSIT, during regular or after-hours trading sessions.  POSIT is an alternative trading system that uses passive pricing to anonymously match buy and sell orders.  To date, we have not used electronic communication networks or alternative trading systems to repurchase any of our common stock and do not intend to use such networks or systems in the foreseeable future. Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased.  During the second quarter of 2008, all stock repurchases were made pursuant to this repurchase program including 305,732 shares that were purchased in connection with funding employee income tax withholding obligations arising from the vesting of nonvested shares.

Item 4.            Submission of Matters to a Vote of Security Holders

(a)           Annual Meeting of Stockholders held on April 9, 2008.

(b)           Directors re-elected to additional three year terms at the Annual Meeting:

Alan W. Kosloff and Jerry W. Walton

Other Directors whose terms of office continued after the Annual Meeting:

Henry J. Herrmann, Dennis E. Logue, James M. Raines, Ronald C. Reimer and William L. Rogers

(c)(1)	Election of Directors	For	Withheld

	Alan W. Kosloff	79,634,344	1,489,497

	Jerry W. Walton	79,447,236	1,676,605

No broker non-votes on this proposal.

(2)   Approval of Amendment and Restatement of the 2003 Executive Incentive Plan, as amended and restated – The amendment was submitted to stockholders for approval to (i) extend the term of the Plan to December 31, 2013, (ii) increase the maximum amount of compensation that may be paid to an individual under the Plan in any fiscal year to $7,500,000, and (iii) resubmit for stockholder approval the eligible employees and business criteria under the Plan for purposes of complying with the requirements of Section 162(m) of the Internal Revenue Code.

For	Against	Abstain	Broker Non-Votes
71,663,056	3,906,583	269,856	5,284,346

(3)   Ratify Appointment of KPMG LLP as independent auditors for 2008

For	Against	Abstain
77,702,297	3,201,994	219,550

No broker non-votes on this proposal.

(4)   Stockholder proposal to require an advisory vote on executive compensation

For	Against	Abstain	Broker Non-Votes
36,913,843	37,624,367	1,301,285	5,284,346

Item 6.	Exhibits

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of July 2008.

WADDELL & REED FINANCIAL, INC.

By:	/s/ Henry J. Herrmann

        Chief Executive Officer

(Principal Executive Officer)

By:	/s/ Daniel P. Connealy

        Senior Vice President

and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Brent K. Bloss

        Senior Vice President - Finance

        and Treasurer

        (Principal Accounting Officer)