Form 10-Q
period 2008-09-30
WADDELL & REED FINANCIAL INC
filed 2008-10-28
CIK 1052100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Class	Outstanding as of October 24, 2008
Class A common stock, $.01 par value	84,796,865

WADDELL & REED FINANCIAL, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

Quarter Ended September 30, 2008

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	September 30,	December 31,
	2008	2007
	(unaudited)
Assets
Cash and cash equivalents	$195,524	263,914
Cash and cash equivalents - restricted	67,323	99,886
Investment securities	66,511	50,913
Receivables:
Funds and separate accounts	41,057	43,602
Customers and other	73,556	80,909
Income taxes receivable	5,002	—
Deferred income taxes	3,379	2,559
Prepaid expenses and other current assets	7,108	6,165
Total current assets	459,460	547,948

Property and equipment, net	56,694	47,984
Deferred sales commissions, net	66,982	45,290
Goodwill and identifiable intangible assets	228,432	228,432
Pension benefits	16,929	14,929
Other assets	10,629	9,167
Total assets	$839,126	893,750

Liabilities:
Accounts payable	$41,148	22,233
Payable to investment companies for securities	91,419	159,151
Accrued compensation	37,455	38,310
Income taxes payable	—	271
Other current liabilities	57,132	52,637
Total current liabilities	227,154	272,602

Long-term debt	199,966	199,955
Accrued pension and post-retirement costs	7,706	7,230
Deferred income taxes	21,269	15,682
Other	15,270	16,663
Total liabilities	471,365	512,132

Commitments and contingencies (Note 10)
Stockholders’ equity :
Preferred stock—$1.00 par value: 5,000 shares authorized; none issued	—	—
Class A Common stock—$0.01 par value: 250,000 shares authorized; 99,701 shares issued; 85,171 shares outstanding (86,630 at December 31, 2007)	997	997
Additional paid-in capital	211,144	209,210
Retained earnings	504,395	456,499
Cost of 14,530 common shares in treasury (13,071 at December 31, 2007)	(350,788)	(291,719)
Accumulated other comprehensive income	2,013	6,631
Total stockholders’ equity	367,761	381,618
Total liabilities and stockholders’ equity	$839,126	893,750

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited, in thousands, except for per share data)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2008	2007	2008	2007

Revenues:
Investment management fees	$107,911	94,806	323,466	267,049
Underwriting and distribution fees	107,054	92,168	327,419	264,740
Shareholder service fees	26,259	23,678	77,191	69,648

Total	241,224	210,652	728,076	601,437

Operating expenses:
Underwriting and distribution	125,589	105,604	382,658	299,529
Compensation and related costs (including share-based compensation of $7,407, $6,041, $21,998 and $17,305, respectively)	30,701	28,760	97,917	84,004
General and administrative	14,912	12,745	43,476	34,668
Subadvisory fees	10,866	11,459	35,737	31,312
Depreciation	3,389	3,167	9,717	9,272

Total	185,457	161,735	569,505	458,785

Operating income	55,767	48,917	158,571	142,652
Investment and other income (loss)	(530)	4,831	3,473	9,920
Interest expense	(2,984)	(2,984)	(8,944)	(8,950)

Income before provision for income taxes	52,253	50,764	153,100	143,622
Provision for income taxes	18,888	18,797	56,207	53,222

Net income	$33,365	31,967	96,893	90,400

Net income per share:
Basic	$0.41	0.40	1.17	1.12
Diluted	$0.40	0.39	1.15	1.10

Weighted average shares outstanding:
Basic	82,206	80,365	82,670	80,556
Diluted	83,611	82,099	84,459	82,477

Dividends declared per common share	$0.19	0.17	0.57	0.51

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the Nine Months Ended September 30, 2008

(Unaudited, in thousands)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity

Balance at December 31, 2007	99,701	$997	209,210	456,499	(291,719)	6,631	381,618

Net income	—	—	—	96,893	—	—	96,893
Recognition of equity compensation	—	—	21,984	14	—	—	21,998
Issuance of nonvested shares and other	—	—	(24,202)	—	24,202	—	—
Dividends accrued, $.57 per share	—	—	—	(49,011)	—	—	(49,011)
Exercise of stock options	—	—	(3,533)	—	11,581	—	8,048
Excess tax benefits from share-based payment arrangements	—	—	7,685	—	—	—	7,685
Other stock transactions	—	—	—	—	(10,911)	—	(10,911)
Repurchase of common stock	—	—	—	—	(83,941)	—	(83,941)
Unrealized loss on available for sale investment securities	—	—	—	—	—	(4,516)	(4,516)
Reclassification for amounts included in net income	—	—	—	—	—	(106)	(106)
Pension and post retirement plan adjustment	—	—	—	—	—	4	4

Balance at September 30, 2008	99,701	$997	211,144	504,395	(350,788)	2,013	367,761

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007

Net income	$33,365	31,967	96,893	90,400

Other comprehensive income:

Net unrealized appreciation (depreciation) of investment securities during the period, net of income taxes of $(1,767), $407, $(2,613) and $1,558, respectively	(3,027)	670	(4,516)	2,699

Reclassification adjustments for amounts included in net income, net of income taxes of $(33), $(702), $(67) and $(742), respectively	(45)	(1,217)	(102)	(1,290)

Comprehensive income	$30,293	31,420	92,275	91,809

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$96,893	90,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,536	9,295
Amortization of deferred sales commissions	41,429	16,407
Share-based compensation	21,998	17,305
Excess tax benefits from share-based payment arrangements	(7,685)	(2,371)
Gain on available for sale investments	—	(1,862)
Net purchases and sales of trading securities	(27,022)	(857)
Unrealized (gain)/loss on trading securities	2,797	(1,237)
Loss on sale and retirement of property and equipment	278	187
Capital gains and dividends reinvested	(128)	(202)
Deferred income taxes	7,446	(2,074)
Changes in assets and liabilities:
Cash and cash equivalents - restricted	32,563	(60,191)
Receivables from funds and separate accounts	2,545	(7,493)
Other receivables	7,353	(6,472)
Other assets	(4,405)	921
Deferred sales commissions	(63,121)	(29,603)
Accounts payable and payable to investment companies	(48,818)	61,618
Other liabilities	3,681	4,813

Net cash provided by operating activities	$75,340	88,584

Cash flows from investing activities:
Purchases of available-for-sale investment securities	(100)	(5,650)
Proceeds from maturities of available-for-sale investment securities	1,750	6,633
Additions to property and equipment	(18,705)	(7,030)

Net cash used in investing activities	$(17,055)	(6,047)

Cash flows from financing activities:
Dividends paid	(47,556)	(41,214)
Repurchase of common stock	(83,941)	(54,359)
Exercise of stock options	8,048	4,904
Excess tax benefits from share-based payment arrangements	7,685	2,371
Other stock transactions	(10,911)	(5,521)

Net cash used in financing activities	$(126,675)	(93,819)

Net decrease in cash and cash equivalents	(68,390)	(11,282)

Cash and cash equivalents at beginning of period	263,914	163,887

Cash and cash equivalents at end of period	$195,524	152,605

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.              Description of Business and Significant Accounting Policies

Waddell & Reed Financial, Inc. and Subsidiaries

Waddell & Reed Financial, Inc. and subsidiaries (hereinafter referred to as the “Company,” “we,” “our” and “us”) derive revenues primarily from investment management, investment product underwriting and distribution, and shareholder services administration provided to the Waddell & Reed Advisors Group of Mutual Funds (the “Advisors Funds”), Ivy Funds Variable Insurance Portfolios, Inc., formerly known as W&R Target Funds, Inc., (the “Ivy Funds VIP”), Ivy Funds, Inc. and the Ivy Funds portfolios (collectively, the “Ivy Funds”), and Waddell & Reed InvestEd Portfolios, Inc., our college savings plan (collectively, the “Funds”), and institutional and separately managed accounts.  The Funds and the institutional accounts operate under various rules and regulations set forth by the United States Securities and Exchange Commission (the “SEC”). Services to the Funds are provided under investment management agreements that set forth the fees to be charged for these services. The majority of these agreements are subject to annual review and approval by each Fund’s board of directors/trustees and shareholders. Our revenues are largely dependent on the total value and composition of assets under management, which include mainly domestic equity securities, but also include debt securities and international equities.  Accordingly, fluctuations in financial markets and composition of assets under management can significantly impact revenues and results of operations.

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements included herein pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to enable a reasonable understanding of the information presented.  The information in this Quarterly Report on Form 10-Q should be read in conjunction with Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”).  Certain amounts in prior period financial statements have been reclassified for consistent presentation.

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

In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only a normal and recurring nature) necessary to present fairly our financial position at September 30, 2008, the results of operations for the three months and nine months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007 in conformity with accounting principles generally accepted in the United States.

2.              Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and short-term investments.  We consider all highly liquid investments with original or remaining maturities of 90 days or less at the date of purchase to be cash equivalents. At September 30, 2008, our cash and cash equivalents balance is comprised of commercial paper of $118.0 million, money market assets of $14.4 million, U.S. Treasury bills of $58.0 million and cash of $5.1 million.  Cash and cash equivalents – restricted represents cash held for the benefit of customers segregated in compliance with federal and other regulations.  Substantially all cash balances are in excess of federal deposit insurance limits.

3.              Investment Securities

Investment securities are as follows:

	Fair Value
	September 30,	December 31,
	2008	2007
	(in thousands)

Available-for-sale securities:
Affiliated mutual funds	$23,768	30,387
Municipal bonds	4,960	7,046
Mortgage-backed securities	12	12
	28,740	37,445
Trading securities:
Affiliated mutual funds	37,009	12,618
Municipal bonds	478	502
Corporate bonds	125	156
Mortgage-backed securities	113	118
Common stock	46	74
	37,771	13,468

Total investment securities	$66,511	50,913

Certain information related to our available-for-sale securities is as follows:

	September 30,	December 31,
	2008	2007
	(in thousands)

Amortized cost	$28,338	29,914
Unrealized gains	2,481	7,725
Unrealized losses	(2,079)	(194)

Fair value	$28,740	37,445

Purchases and sales of trading securities during the nine months ended September 30, 2008 were $27.9 million and $0.9 million, respectively.

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

Fair Value Hierarchy

SFAS No. 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable.  In accordance with SFAS No. 157, these inputs are summarized in the three broad levels listed below:

•                  Level 1 – Quoted prices in active markets for identical securities

•                  Level 2 – Other significant observable inputs (including quoted prices in active markets for similar securities)

•                  Level 3 – Significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to SFAS No. 157.

The following table presents fair value measurements as of September 30, 2008:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Investment securities (see Note 3)	$60,823	5,688	—	$66,511

5.    Stockholders’ Equity

Earnings per Share

The components of basic and diluted earnings per share were as follows:

	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands, except per share amounts)

Net income	$33,365	31,967	96,893	90,400

Weighted average shares outstanding - basic	82,206	80,365	82,670	80,556
Dilutive potential shares from stock options and certain nonvested stock awards	1,405	1,734	1,789	1,921
Weighted average shares outstanding - diluted	83,611	82,099	84,459	82,477

Earnings per share:
Basic	$0.41	0.40	1.17	1.12
Diluted	$0.40	0.39	1.15	1.10

Anti-dilutive Securities

Options to purchase 688 thousand shares and 588 thousand shares of Class A common stock (“common stock”) were excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2008, respectively, because they were anti-dilutive.  Options to purchase 2.3 million and 2.7 million shares of common stock were excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2007, because they were anti-dilutive.  Also excluded from the diluted earnings per share calculation were approximately 4 thousand shares and 11 thousand shares of anti-dilutive nonvested common stock for the three and nine months ended September 30, 2008, respectively, and approximately 8 thousand shares for the three and nine months ended September 30, 2007.

Dividends

On July 23, 2008, the Board of Directors (the “Board”) approved a dividend on our common stock in the amount of $0.19 per share to stockholders of record as of October 3, 2008 to be paid on November 3, 2008.  The total dividend to be paid is approximately $16.2 million.

Common Stock Repurchases

The Board has authorized the repurchase of our common stock in the open market and/or private purchases. Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased.  The acquired shares may be used for corporate purposes, including shares issued to employees in our stock-based compensation programs.  There were 1,105,700 shares and 2,706,700 shares repurchased in the open market or privately during the three and nine months ended September 30, 2008, respectively, and 524,600 shares and 2,194,600 shares repurchased in the open market for the three and nine months ended September 30, 2007, respectively.

6.    Share-Based Compensation

	Options	Weighted average exercise price
Outstanding, December 31, 2007	2,650,916	$21.59
Granted	46,715	33.91
Exercised	(559,662)	17.05
Terminated/Cancelled	(28,417)	19.14
Outstanding, September 30, 2008	2,109,552	$23.10
Exercisable, September 30, 2008	2,062,837	$22.86

We granted 46,715 options pursuant to our Stock Option Restoration Program (“SORP”), which have a vesting period of six months, for the nine months ended September 30, 2008.  Share-based compensation expense related to the options issued under the SORP totaling $85 thousand was recorded for the three months ended September 30, 2008.  The expense was calculated using a Black-Scholes option-pricing model assuming 32.10% expected volatility, a risk-free interest rate of 2.05%, a 2.24% expected dividend yield and an expected life of 2.48 years.

During 2008, we granted 1,061,380 shares of nonvested stock with an average fair market value of $33.43 per share under the Company’s 1998 Stock Incentive Plan, as amended and restated. The value of those shares at the grant date, aggregating $35.5 million, will be amortized to expense over a four year vesting period.

7.    Goodwill and Identifiable Intangible Assets

Goodwill

Goodwill represents the excess of purchase price over the tangible assets and identifiable intangible assets of an acquired business.  At September 30, 2008 and December 31, 2007, gross goodwill was $212.0 million and accumulated amortization was $38.6 million.  There were no changes to the carrying amount of goodwill during the nine months ended September 30, 2008.  Our goodwill is not deductible for tax purposes.

Identifiable Intangible Assets

The carrying values of identifiable intangible assets (all considered indefinite lived) are summarized as follows:

	September 30,	December 31,
	2008	2007
	(in thousands)
Unamortized intangible assets:
Mutual fund management advisory contracts	$38,699	38,699
Mutual fund subadvisory management contracts	16,300	16,300

Total	$54,999	54,999

8.    Indebtedness

The Company entered into a 364-day revolving credit facility with various lenders, effective October 6, 2008, which initially provides for borrowings of up to $175.0 million and replaces the Company’s previous three-year revolving credit facility.  Lenders could, at their option upon the Company’s request, expand the facility to $200.0 million.  At September 30, 2008, there was no balance outstanding under the old facility.

9.    Income Tax Uncertainties

As of January 1, 2008 and September 30, 2008, the Company had unrecognized tax benefits, including penalties and interest, of $6.2 million ($4.2 million net of federal benefit) and $5.7 million ($3.9 million net of federal benefit), respectively, that if recognized, would impact the Company’s effective tax rate.  During the three month and nine month periods ended September 30, 2008, the Company increased its unrecognized tax benefits by $63 thousand ($41 thousand net of federal benefit) due to the lapse of the statute of limitations on certain positions.  The unrecognized tax benefits that are not expected to be settled within the next 12 months are included in other liabilities in the accompanying consolidated balance sheets; unrecognized tax benefits that are expected to be settled within the next 12 months are included in income taxes payable.

The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as income taxes.  As of January 1, 2008, the total amount of accrued interest and penalties related to uncertain tax positions recognized in the consolidated balance sheet was $1.7 million ($1.3 million net of federal benefit).  The total amount of penalties and interest, net of federal benefit, related to tax uncertainties included in income tax expense for the nine month period ended September 30, 2008 was $0.4 million.  The total amount of accrued penalties and interest related to uncertain tax positions at September 30, 2008 of $1.6 million ($1.3 million net of federal benefit) is included in total unrecognized tax benefits described above.

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

The Company is currently being audited in three state jurisdictions.  It is reasonably possible that the Company will settle the audits in these jurisdictions within the next 12-month period.  It is estimated that the Company’s unrecognized tax benefits could decrease by approximately $0.7 million to $1.6 million ($0.5 million to $1.0 million net of federal benefit) upon settlement of these audits.  Such settlements are not anticipated to have a significant impact on reported income.

10.  Pension Plan and Postretirement Benefits Other Than Pension

We provide a non-contributory retirement plan that covers substantially all employees and certain vested employees of our former parent company (the “Pension Plan”).  Benefits payable under the Pension Plan are based on employees’ years of service and compensation during the final 10 years of employment.  We also sponsor an unfunded defined benefit postretirement medical plan that covers substantially all employees, including Waddell & Reed and the Legend group of subsidiaries (“Legend”) advisors.  The medical plan is contributory with retiree contributions adjusted annually.  The medical plan does not provide for post age 65 benefits with the exception of a small group of employees that were grandfathered when such plan was established.

The following table presents the components of net periodic pension and other postretirement costs related to these plans.

			Other Postretirement				Other Postretirement
	Pension Benefits		Benefits		Pension Benefits		Benefits
	Three months ended September 30,		Three months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007	2008	2007	2008	2007
	(in thousands)				(in thousands)
Components of net periodic benefit cost:
Service cost	$1,431	1,429	74	73	4,295	4,288	222	219
Interest cost	1,581	1,373	66	61	4,744	4,118	197	183
Expected return on plan assets	(2,153)	(1,611)	—	—	(6,460)	(4,832)	—	—
Actuarial (gain) loss amortization	—	203	(20)	(10)	—	607	(60)	(29)
Prior service cost amortization	139	109	10	10	416	327	29	29
Transition obligation amortization	1	1	—	—	4	4	—	—

Total	$999	1,504	130	134	2,999	4,512	388	402

During the nine month period ended September 30, 2008 we made a $5.0 million contribution to the Pension Plan.  We anticipate that our contribution to the Pension Plan for the remainder of 2008 will range from $0 to $5.0 million.

11.  Contingencies

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

•                  The unsuccessful implementation of new systems or business technology platforms, or such implementations not being timely or cost effective; and

•                  Changes in, or non-compliance with, laws, regulations or  legal, regulatory, accounting, tax or compliance requirements or governmental policies applicable to the investment management and broker/dealer industries.

The foregoing factors should not be construed as exhaustive and should be read together with other cautionary statements included in this and other reports and filings we make with the Securities and Exchange Commission, including the information in Item 1 “Business” and Item 1A “Risk Factors” of Part I and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II to our Annual Report on Form 10-K for the year ended December 31, 2007 and as updated in our quarterly reports on Form 10-Q for the year ending December 31, 2008.  All forward-looking statements speak only as of the date on which they are made and we undertake no duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are one of the oldest mutual fund and asset management firms in the country, with expertise in a broad range of investment styles and across a variety of market environments.  Our earnings and cash flows are heavily dependent on financial market conditions.  Significant increases or decreases in the various securities markets, particularly U.S. equity markets, can have a material impact on our results of operations, financial condition and cash flows.

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

Recent Market Developments

In reaction to the on-going credit crisis, global markets retreated dramatically in the third quarter and into the fourth quarter of 2008, and we, along with others in the industry, could not avoid the global downturn and sell-off.  Our assets under management were $59.8 billion at the end of the third quarter of 2008, a 14.7% drop compared to the previous quarter end.  Our assets under management have continued to decline as the financial markets trended even lower in early and mid-October, which will place pressure on our results of operations and operating margin in the fourth quarter 2008 and into 2009.

Our overall redemption rate during the quarter rose to 21.9% from 13.8 % in the second quarter of this year.  A sharply elevated third quarter redemption rate of 39.3% in the Wholesale channel, compared to 18.0% in the second quarter, was offset by a more tempered third quarter redemption rate of 8.2% in the Advisors channel.  We believe this result reflects the degree to which these channels complement one another – the Wholesale channel providing the ability to generate assets more rapidly but subject to greater outflow velocity and the Advisors channel providing for more measured growth with lower redemption rates.  The overall redemption rate remained elevated into October, as the market’s gyrations continued, but showed signs of moderating as the month progressed.

While the Company performs its annual impairment tests of goodwill and unamortized intangible assets at June 30, we expect to evaluate impairment at the end of 2008 in light of continuing down trends in the market.  If assets under management continue to decline, the Company could recognize an impairment charge associated with its goodwill and intangible assets.

Despite market and industry conditions that have been challenging throughout 2008, investors have entrusted us with net inflows of $8.6 billion and $0.3 billion in the Wholesale and Advisors channels,

respectively, thus far in 2008, including net inflows of $1.0 billion and $6.0 million, respectively, in the third quarter.

Our balance sheet remains strong, as we ended the quarter with cash and investments of over $262.0 million. We renewed our 364-day unsecured line of credit during early October with commitments from a syndicate of banks for $175.0 million, expandable to $200.0 million. We believe that our current liquidity position will allow us to manage through the market downturn for the foreseeable future.  Management is evaluating the impacts to our revenue base caused by the downturn and is focused on managing expenses.

Recent Accounting Developments

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 and anticipates that any impact to basic earnings per share will be immaterial.

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

In April 2008, the FASB issued FSP SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”).  FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008.  It is not expected that the adoption of this standard on January 1, 2009 will significantly affect our results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS No. 160”).  This standard amends ARB No. 51 to establish accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest that should be reported as equity in the consolidated financial statements.  The provisions of SFAS No. 160 are effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years, and the standard is to be applied prospectively.  The Company does not have a non-controlling interest in any of its consolidated reporting entities and therefore this standard does not currently apply.

In December 2007, the FASB amended SFAS No. 141, “Business Combinations”, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  These provisions are effective for fiscal years beginning on or after December 15, 2008.   Adoption of this standard on January 1, 2009 will affect our results of operations and financial condition only if the Company acquires the assets of another entity subsequent to adoption date.

Assets Under Management

Assets under management were $59.8 billion on September 30, 2008 compared to $70.1 billion at June 30, 2008 due to market depreciation of $11.6 billion offset by net flows of $1.3 billion.  Net sales were driven by the Wholesale channel during the quarter.

Change in Assets Under Management(1)

	Third Quarter 2008
	Advisors	Wholesale	Institutional	Total
	(in millions)

Beginning Assets	$32,687	28,948	8,489	$70,124

Sales (net of commissions)	871	3,743	560	5,174
Redemptions	(904)	(2,714)	(303)	(3,921)
Net Sales	(33)	1,029	257	1,253

Net Exchanges	(27)	24	—	(3)
Reinvested Dividends & Capital Gains	66	(9)	26	83
Net Flows	6	1,044	283	1,333

Market Depreciation	(4,188)	(6,639)	(846)	(11,673)
Ending Assets	$28,505	23,353	7,926	$59,784

	Third Quarter 2007
	Advisors	Wholesale	Institutional	Total
	(in millions)

Beginning Assets	$32,153	14,247	7,564	$53,964

Sales (net of commissions)	902	2,500	282	3,684
Redemptions	(922)	(701)	(542)	(2,165)
Net Sales	(20)	1,799	(260)	1,519

Net Exchanges	(67)	65	—	(2)
Reinvested Dividends & Capital Gains	80	18	24	122
Net Flows	(7)	1,882	(236)	1,639

Market Appreciation	1,923	1,276	580	3,779
Ending Assets	$34,069	17,405	7,908	$59,382

(1)                   Includes all activity of the Funds and institutional accounts, including money market funds and transactions at net asset value, accounts for which we receive no commissions.

Assets under management were $59.8 billion on September 30, 2008 compared to $64.9 billion at December 31, 2007 due to market depreciation of $15.1 billion offset by net flows of $10.0 billion.  Net sales were driven by the Wholesale channel during the nine month period.

	Year to Date 2008
	Advisors	Wholesale	Institutional	Total
	(in millions)

Beginning Assets	$34,562	21,537	8,769	$64,868

Sales (net of commissions)	3,019	13,730	1,920	18,669
Redemptions	(2,735)	(5,128)	(1,165)	(9,028)
Net Sales	284	8,602	755	9,641

Net Exchanges	(130)	124	—	(6)
Reinvested Dividends & Capital Gains	228	28	82	338
Net Flows	382	8,754	837	9,973

Market Depreciation	(6,439)	(6,938)	(1,680)	(15,057)
Ending Assets	$28,505	23,353	7,926	$59,784

	Year to Date 2007
	Advisors	Wholesale	Institutional	Total
	(in millions)

Beginning Assets	$29,905	10,819	7,677	$48,401

Sales (net of commissions)	2,551	5,503	772	8,826
Redemptions	(2,864)	(1,932)	(1,760)	(6,556)
Net Sales	(313)	3,571	(988)	2,270

Net Exchanges	(151)	146	—	(5)
Reinvested Dividends & Capital Gains	253	65	80	398
Net Flows	(211)	3,782	(908)	2,663

Market Appreciation	4,375	2,804	1,139	8,318
Ending Assets	$34,069	17,405	7,908	$59,382

Average assets under management, which are generally more indicative of trends in revenue for providing investment management services than the quarter over quarter change in ending assets under management, are presented below.

Average Assets Under Management

	Third Quarter 2008
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$25,198	26,732	7,824	$59,754
Fixed Income	4,616	380	583	5,579
Money Market	1,391	142	—	1,533
Total	$31,205	27,254	8,407	$66,866

	Third Quarter 2007
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$27,304	14,742	6,957	$49,003
Fixed Income	4,142	388	609	5,139
Money Market	1,077	67	—	1,144
Total	$32,523	15,197	7,566	$55,286

	Year to Date 2008
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$26,479	25,294	7,890	$59,663
Fixed Income	4,517	391	587	5,495
Money Market	1,346	110	—	1,456
Total	$32,342	25,795	8,477	$66,614

	Year to Date 2007
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$26,389	12,821	6,969	$46,179
Fixed Income	4,100	373	615	5,088
Money Market	999	61	—	1,060
Total	$31,488	13,255	7,584	$52,327

Results of Operations – Three and Nine Months Ended September 30, 2008 as Compared with Three and Nine Months Ended September 30, 2007

Net Income

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	Variance	2008	2007	Variance
	(in thousands, except per share amounts and percentage data)

Net Income	$33,365	31,967	4%	$96,893	90,400	7%
Earnings per share:
Basic	$0.41	0.40	2%	$1.17	1.12	4%
Diluted	$0.40	0.39	3%	$1.15	1.10	5%

Operating Margin	23%	23%	0%	22%	24%	-8%

We reported net income of $33.4 million, or $0.40 per diluted share, for the third quarter of 2008 compared to $32.0 million, or $0.39 per diluted share, for the same period in 2007.   Net income for the nine months ended September 30, 2008 was $96.9 million, or $1.15 per diluted share, compared to net income of $90.4 million, or $1.10 per diluted share, for the same period in 2007.

Total Revenues

Total revenues increased 15% to $241.2 million and 21% to $728.1 million for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007.  Increases in both periods are attributable to growth in average assets under management of 21% and 27% for the three and nine months ended September 30, 2008, respectively, and an increase in gross sales of 40% and 112% for the three and nine months ended September 30, 2008, respectively, compared to the same periods in the prior year.

	Three months ended September 30,
	2008	2007	Variance
	(in thousands, except percentage data)

Investment management fees	$107,911	94,806	14%
Underwriting and distribution fees	107,054	92,168	16%
Shareholder service fees	26,259	23,678	11%
Total revenues	$241,224	210,652	15%

	Nine months ended September 30,
	2008	2007	Variance
	(in thousands, except percentage data)

Investment management fees	$323,466	267,049	21%
Underwriting and distribution fees	327,419	264,740	24%
Shareholder service fees	77,191	69,648	11%
Total revenues	$728,076	601,437	21%

Investment Management Fee Revenues

Investment management fee revenues are earned for providing investment advisory services to the Funds and to institutional accounts.  Investment management fee revenues increased $13.1 million, or 14%, from last year’s third quarter and $56.4 million, or 21%, for the nine month period ended September 30, 2008 compared to the same period in the prior year.  Prolonged stress on the financial markets and resulting lower equity valuations in subsequent quarters will most likely result in lower average assets under management and lower investment management fees as compared to prior quarters.

Revenues from investment management services provided to our retail mutual funds, which are distributed through the Advisors and Wholesale channels, were $98.9 million for the quarter ended September 30, 2008.  Revenues increased $13.8 million, or 16%, compared to the third quarter of 2007, while the related retail average assets increased 23% to $58 billion.  For the nine months ended September 30, 2008, revenues from investment management services provided to our retail mutual funds increased $58.1 million, or 24%, to $295.8 million compared to the first nine months of 2007, while the related retail average assets increased 30% to $58.1 billion.  Investment management fee revenues increased less than the related retail average assets due to significant growth in our Asset Strategy funds, which reached almost $17 billion as of September 30, 2008 and have management fee rates that are lower than the average rate for all of our funds.  Asset Strategy funds represented 29% and 14% of our assets under management as of September 30, 2008 and 2007, respectively.  Retail sales in the third quarter of 2008 were $4.6 billion, a 36% increase over sales in the third quarter of 2007 and were $16.7 billion for the nine months ended September 30, 2008, a 108% increase over the same period in 2007.

Institutional account revenues were $9.0 million for the third quarter of 2008, representing a decrease of $0.7 million, or 7%, from last year’s third quarter.  The decrease was primarily due to a management fee rate decrease on certain institutional accounts.  Year-to-date institutional and separate account revenues decreased 6% to $27.6 million in 2008 compared to the same period in 2007, also due to a management fee rate decrease on certain institutional accounts.

The long-term redemption rate (which excludes money market fund redemptions) in the Advisors channel improved to 8.2% in this year’s third quarter and 8.1% year-to-date, compared to 8.8% in the third quarter of 2007 and 9.5% for the first nine months of 2007.  In the Wholesale channel, the long-term redemption rate was higher in this year’s third quarter, at 39.3%, compared to 17.9% in the third quarter last year.  For the nine months ended September 30, 2008, the Wholesale channel’s long-term redemption rate also climbed, to 26.3% compared to 19.1% for the same period in 2007.  We expect the Advisors channel long-term redemption rate to remain lower than that of the Wholesale channel due to the personal and customized nature in which our financial advisors provide service to our clients.  The long-term redemption rate for our Institutional channel decreased to 14.3% for the third quarter of 2008 compared to 28.4% for the third quarter of 2007 and decreased to 18.4% for the nine month period ending September 30, 2008 compared to 31.0% for the same period in 2007.   The higher year-to-date redemption rate in 2007, which was based on total redemptions for the period of $1.8 billion in this channel (compared to $1.2 billion in 2008), reflected redemptions across multiple investment disciplines, including large cap growth, small cap growth, core equity and international growth.

Underwriting and Distribution Fee Revenues and Expenses

The following tables illustrate our underwriting and distribution fee revenues and expenses segregated by distribution method within the respective Advisors or Wholesale channel:

	Third Quarter 2008
		Wholesale
	Advisors	Third-Party	Legend	Total
	(in thousands)

Revenue	$57,968	36,242	12,844	$107,054
Expenses
Direct	40,106	41,520	8,526	90,152
Indirect	23,428	8,539	3,470	35,437
	63,534	50,059	11,996	125,589
Net Underwriting & Distribution	$(5,566)	(13,817)	848	$(18,535)

	Third Quarter 2007
		Wholesale
	Advisors	Third-Party	Legend	Total
	(in thousands)

Revenue	$57,728	19,271	15,169	$92,168
Expenses
Direct	39,539	25,340	10,158	75,037
Indirect	21,145	6,304	3,118	30,567
	60,684	31,644	13,276	105,604
Net Underwriting & Distribution	$(2,956)	(12,373)	1,893	$(13,436)

	Year to Date 2008
		Wholesale
	Advisors	Third-Party	Legend	Total
	(in thousands)

Revenue	$183,457	102,492	41,470	$327,419
Expenses
Direct	127,690	124,422	27,644	279,756
Indirect	69,632	23,163	10,107	102,902
	197,322	147,585	37,751	382,658
Net Underwriting & Distribution	$(13,865)	(45,093)	3,719	$(55,239)

	Year to Date 2007
		Wholesale
	Advisors	Third-Party	Legend	Total
	(in thousands)

Revenue	$172,374	47,848	44,518	$264,740
Expenses
Direct	119,052	62,316	29,801	211,169
Indirect	61,977	17,463	8,920	88,360
	181,029	79,779	38,721	299,529
Net Underwriting & Distribution	$(8,655)	(31,931)	5,797	$(34,789)

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

	Third Quarter	Third Quarter	Variance
	2008	2007	Amount	Percentage
	(in millions, except percentage data)

Front-end load sales	$281	301	(20)	-7%
Variable annuity products	124	123	1	1%
Front-load product total	405	424	(19)	-4%

Deferred-load sales	27	28	(1)	-4%
Fee-based allocation products	201	206	(5)	-2%
Total advisor sales	$633	658	(25)	-4%

	Year to Date	Year to Date	Variance
	2008	2007	Amount	Percentage
	(in millions, except percentage data)

Front-end load sales	$1,025	1,058	(33)	-3%
Variable annuity products	409	300	109	36%
Front-load product total	1,434	1,358	76	6%

Deferred-load sales	97	102	(5)	-5%
Fee-based allocation products	695	407	288	71%
Total advisor sales	$2,226	1,867	359	19%

We continue to experience operating margin pressure in 2008 based on strong sales growth in our Wholesale channel, which has a higher cost to gather assets and requires cash outlays for wholesaler commissions and commissions to third parties.  The growth we have experienced in our distribution channels also required us to add additional resources and infrastructure to manage this growth.

Underwriting and distribution revenues earned in this year’s third quarter increased $14.9 million, or 16%, compared with the third quarter of last year.  Certain of our distribution revenues are tied to average assets under management and fluctuate with those assets.  Rule 12b-1 asset-based service and distribution fee revenues increased $13.5 million as a result of an increase in average mutual fund assets under management during the third quarter 2008.  Revenues from front-load product sales sold in the Wholesale channel increased $0.6 million.  Additionally, revenues from fee-based allocation products increased $3.3 million, primarily attributable to modified fee-based asset allocation products introduced in April 2007.  We experienced an overall decrease in revenue on front-load product sales sold in the Advisors channel of $1.9 million, which included a decrease to variable annuity revenues of $0.2 million and a decrease to non-proprietary mutual fund revenues of $0.4 million quarter over quarter.  While we expect the shift from front-load to fee-based sales to put some short-term pressure on both the underwriting and distribution margin and the operating margin in the Advisors channel, the asset-based fee structure has the opportunity for better long-term margins.

Underwriting and distribution revenues earned for the nine months ended September 30, 2008 increased $62.7 million, or 24%, compared with the same period in the prior year.  The increase in revenues was due to higher Rule 12b-1 asset-based service and distribution fees of $49.2 million as a result of an increase in average mutual fund assets under management.  Revenues from front-load product sales sold in the Wholesale channel increased $4.7 million.  Additionally, revenues from fee-based allocation products increased $10.1 million, primarily attributable to modified fee-based asset allocation products introduced in April 2007.  We experienced an overall increase in revenue of $1.2 million on front-load product sales sold in the Advisors channel, which included an increase to variable annuity revenues of $5.9 million and decreases to other mutual fund revenues,  Class A share revenues and financial planning revenues totaling $4.6 million year over year.  Insurance-related revenues also decreased $1.2 million for the nine months ended September 30, 2008 compared to the same period in 2007.

Underwriting and distribution expenses increased by $20.0 million, or 19%, when compared with the third quarter of 2007.  A majority of this increase was attributed to higher direct expenses (Rule 12b-1 asset-based service and distribution expenses and dealer compensation paid to third party distributors) in the Wholesale channel of $14.5 million.  These increased costs were largely due to an increase in average Wholesale channel assets under management.  Indirect expenses increased $4.9 million quarter over quarter.  The indirect expense increases of $2.6 million in the Wholesale channel and $2.3 million in the Advisors channel were due primarily to increases in business meetings and travel costs, marketing programs, and home office compensation costs to support our sales efforts.

Underwriting and distribution expenses for the nine months ended September 30, 2008 increased by $83.1 million, or 28%, when compared with the same period in 2007.  A majority of this increase was attributed to higher direct expenses (Rule 12b-1 asset-based service and distribution expenses, dealer compensation paid to third party distributors and wholesaler commissions) in the Wholesale channel of $60.0 million.  These increased costs were a result of higher sales volume and an increase in average Wholesale channel assets under management.  Indirect expenses increased $14.5 million year over year.  The indirect expense increases of $6.9 million in the Wholesale channel and $7.6 million in the Advisors channel were due to higher group health insurance, business meetings and travel costs, marketing and home office compensation costs to support our sales efforts.

Shareholder Service Fees Revenue

Shareholder service fee revenues primarily include transfer agency fees, custodian fees from retirement plan accounts, and portfolio accounting and administration fees. During the third quarter of 2008, shareholder service fee revenue increased 11% over the third quarter of 2007 compared to a 19% increase in the average number of accounts.  For the nine months ended September 30, 2008, shareholder service fee revenue increased 11% over the same period in 2007 compared to a 17% increase in the average number of accounts. Revenues increased less than the increase in average number of accounts due to a lower fee structure for servicing wholesale accounts.

Total Operating Expenses

Operating expenses increased $23.7 million, or 15%, in the third quarter of 2008 compared to the third quarter of 2007 and increased $110.7 million, or 24%, for the first nine months of 2008 compared to the same period in 2007, primarily due to increased underwriting and distribution expenses. Underwriting and distribution expenses are discussed above.

	Three Months Ended
	September 30,
	2008	2007	Variance
	(in thousands, except percentage data)
Underwriting and distribution	$125,589	105,604	19%
Compensation and related costs	30,701	28,760	7%
General and administrative	14,912	12,745	17%
Subadvisory fees	10,866	11,459	-5%
Depreciation	3,389	3,167	7%
Total operating expenses	$185,457	161,735	15%

	Nine Months Ended
	September 30,
	2008	2007	Variance
	(in thousands, except percentage data)
Underwriting and distribution	$382,658	299,529	28%
Compensation and related costs	97,917	84,004	17%
General and administrative	43,476	34,668	25%
Subadvisory fees	35,737	31,312	14%
Depreciation	9,717	9,272	5%
Total operating expenses	$569,505	458,785	24%

Compensation and Related Costs

During 2008, we granted 1,061,380 shares of nonvested stock with an average fair market value of $33.43 per share under the Company’s 1998 Stock Incentive Plan, as amended and restated. The value of those shares at the grant date, aggregating $35.5 million, will be amortized to expense over a four year vesting period.

In the third quarter of 2008, compensation and related costs increased $1.9 million compared to the third quarter of 2007.  Share-based compensation increased $1.3 million quarter over quarter, primarily due to higher amortization expense associated with our December 2007 and April 2008 grants of nonvested stock issued at higher prices than previous grants.  Base salaries and related payroll taxes increased $1.6 million driven by an increase in average headcount of 9% while group insurance costs increased $0.2 million due to unfavorable claims experience in 2008.  The third quarter of 2008 also reflects lower incentive compensation expense of $0.7 million due mainly to market changes that impact deferred compensation liabilities for investment staff.  These expense increases were offset by increased capitalized software development activities of $0.4 million.

Compensation and related costs for the nine months ended September 30, 2008 increased $13.9 million compared to the same period in 2007.  Share-based compensation increased $4.7 million year over year, primarily due to higher amortization expense associated with our April 2007, December 2007 and April 2008 grants of nonvested stock compared to grants that became fully vested in April 2008.  Base salaries and related payroll taxes increased $4.9 million driven by an increase in average headcount of 8% while group insurance costs increased $1.5 million due to unfavorable claims experience in 2008.  The first nine months of 2008 also reflects higher incentive compensation expense of $5.2 million, a large portion of which was due to investment performance incentives earned by our investment management division.  These expense increases were offset by increased capitalized software development activities of $2.1 million, primarily due to technology initiatives associated with expansion of our brokerage capabilities and other projects.

General and Administrative Costs

General and administrative expenses increased $2.2 million, or 17%, to $14.9 million for the third quarter of 2008 compared to $12.7 million for the third quarter in the prior year.  Higher costs for third party networking fees, computer services and temporary office services were primarily responsible for the increase.

General and administrative expenses of $43.5 million for the first nine months of 2008 represents an increase of $8.8 million, or 25%, compared to the first nine months of 2007.  Higher costs for third party networking fees, computer services and temporary office services were primarily responsible for the increase.

Subadvisory Fees

Subadvisory fees represent fees paid to other asset managers for providing advisory services for certain mutual fund portfolios.  These expenses reduce our operating margin since we pay out approximately half of our management fee revenue received from subadvised products.  Gross management fee revenues for products subadvised by others were $21.6 million for the three months ended September 30, 2008 compared to $22.3 million for the third quarter of 2007.  Subadvised management fee revenues were $70.5 million and $60.8 million for the nine months ended September 30, 2008 and 2007, respectively.

Sales in our Wholesale channel increased in both the third quarter of 2008 compared to the same quarter in the prior year and for the nine months ended September 30, 2008 compared to the first nine months of 2007 and included a larger percentage of sales of our own managed products.  The growth trend in the sales of our own managed products (87% for the three months ended September 30, 2008 compared to 76% for the same period in 2007 and 86% for the first nine months of 2008 compared to 70% for the same period in 2007) should help to improve our future operating margin.

Subadvisory expenses decreased $0.6 million this quarter compared to last year’s third quarter and increased $4.4 million for the first nine months of 2008 compared to the same period in 2007.  Significant sales growth in our Wholesale channel, particularly sales of our subadvised specialty mutual fund products, has driven expenses higher in 2008.  Subadvised average assets under management were $10.6 billion and $10.9 billion for the quarters ended September 30, 2008 and 2007, respectively, and were $11.8 billion and $9.9 billion for the nine months ended September 30, 2008 and 2007, respectively.  Our subadvised Global Natural Resources Fund, which made up 75% of our average subadvised assets during this year’s third quarter, continues to experience net outflows.  If this trend continues, we will report lower subadvisory fees in future periods.

Other Income and Expenses

Investment and Other Income (loss), Interest Expense and Taxes

Investment and other losses totaled $0.5 million for this year’s third quarter, down $5.3 million compared to the same period a year ago. Mark-to-market adjustments to our mutual fund trading portfolio accounted for $2.6 million of the decline.  Losses in our trading portfolio were $2.0 million in this year’s third quarter compared to gains of $0.6 million in the prior year third quarter.  There were no gains from the sale of available-for-sale mutual fund holdings in the current quarter compared to $1.9 million in gains recorded on sales in last year’s third quarter which also contributed to the decline in investment income.  Lower effective interest rates on cash and short-term investments in this year’s third quarter, somewhat offset by higher average balances, also resulted in a reduction to investment income of $0.9 million when compared to the prior year third quarter.

For the nine months ended September 30, 2008, investment and other income decreased $6.4 million to $3.5 million compared to the same period in the prior year.  Mark-to-market adjustments to our mutual fund trading portfolio accounted for $4.0 million of the decline.  There were no gains on the sale of available-for-sale mutual fund holdings in the current year compared to $1.9 million in gains recorded on sales in the prior year resulting in an additional decline to current year income. Lower effective interest rates on cash and short-term investments in the current year, somewhat offset by higher average balances, also resulted in a reduction to investment income of $0.5 million compared to the prior year.

Interest expense was $3.0 million for the third quarter of 2008 and 2007, respectively, and $8.9 million for the first nine months of 2008 and 2007, respectively.

Our effective tax rate was 36.2% for the third quarter of 2008 and 36.7% for the nine months ended September 30, 2008.  The decrease to our effective tax rate was primarily due to new state tax legislation passed during the third quarter of 2008.  The legislative change becomes effective for tax years beginning January 1, 2009.  The enacted legislation includes changes to the statutory tax rate in a jurisdiction in which the Company operates, as well as a requirement to file future returns on a combined basis.  The new legislation allowed for the recognition of a tax benefit related to previous losses, which until the law change, had a full valuation allowance recorded against it.  The Company expects its future effective tax rate, exclusive of any state tax incentives, unanticipated state tax legislative changes, and the impact of state tax audit settlements, to range from 36.9% to 37.5%.

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

Dividends

We paid quarterly dividends on our common stock that resulted in financing cash outflows of $47.6 million for the first nine months of 2008.  Dividends paid on our common stock during the first nine months of 2007 resulted in financing cash outflows of $41.2 million.

Repurchases

We repurchased 2,706,700 shares and 2,194,600 shares of our common stock in the first nine months of 2008 and 2007, respectively.

Operating Cash Flows

Cash from operations is our primary source of funds and decreased $13.2 million for the nine months ended September 30, 2008 compared to the previous year.  The decrease in operating cash flows is primarily due to the funding of seed capital for a new mutual fund product offering, higher deferred sales commission payments from sales of deferred load and fee based products, offset by an increase in net income in the current year.

We made a $5.0 million contribution to our non-contributory retirement plan in the first nine months of 2008.  We anticipate that our contribution to this plan for the remainder of 2008 will also be made from cash generated from operations and will be in the range of $0 to $5.0 million.

Investing Cash Flows

Investing cash flows during the first nine months of 2008 were higher when compared to the same period in 2007 due mainly to capital expenditures in connection with our home office renovations and higher expenditures for information technology equipment and implementations.

Financing Cash Flows

As noted previously, dividends and stock repurchases accounted for a majority of our financing cash outflows in the first nine months of 2008.

Other Sources of Liquidity

Credit Facility

On October 6, 2008, we negotiated a renewal of our credit facility to a 364-day revolver with various lenders for a total of $175.0 million, whereby the lenders could, at their option upon our request, expand the facility to $200.0 million.  At September 30, 2008, there was no balance outstanding under the old facility.  In the event of continued deterioration in the financial markets and the impact it has on our financial condition, we may not be able to borrow under the facility if we are not able to comply with our financial covenants.

Shelf Registration Statement

The Company has an effective automatic shelf registration statement with the SEC, under which we could register the sale of an indeterminate amount of our common stock, preferred stock and debt securities.

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

Supplemental Information

	Third	Third		Year to	Year to
	Quarter	Quarter		Date	Date
	2008	2007	Change	2008	2007	Change
Redemption rates - long term (annualized)
Advisors	8.2%	8.8%		8.1%	9.5%
Wholesale	39.3%	17.9%		26.3%	19.1%
Institutional	14.3%	28.4%		18.4%	31.0%
Total	21.9%	14.1%		16.6%	15.2%

Sales per advisor (000’s) (1)
Total	272	296	-8.1%	978	852	14.8%
2+ Years (2)	412	439	-6.2%	1,464	1,242	17.9%
0 to 2 Years (3)	84	91	-7.7%	240	221	8.6%

Gross production per advisor (000’s)	15.0	15.2	-1.3%	49.5	47.2	4.9%

Number of financial advisors (1)	2,357	2,273	3.7%	2,357	2,273	3.7%
Average number of financial advisors (1)	2,322	2,222	4.5%	2,276	2,190	3.9%

Number of shareholder accounts (000’s)	3,736	3,142	18.9%	3,736	3,142	18.9%

Number of shareholders (4)	878,420	696,139	26.2%	878,420	696,139	26.2%

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

Item 1A.         Risk Factors

The Company has had no significant changes to its Risk Factors from those previously reported in the Company’s 2007 Form 10-K.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information about the shares of common stock we repurchased during the third quarter of 2008.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program

July 1 - July 31	521,500	$31.91	521,500	n/a	(1)
August 1 - August 31	90,078	32.41	90,078	n/a	(1)
September 1 - September 30	559,200	26.94	559,200	n/a	(1)

Total	1,170,778	$29.57	1,170,778

(1)

On August 31, 1998, we announced that our Board of Directors approved a program to repurchase shares of our common stock on the open market. Under the repurchase program, we are authorized to repurchase, in any seven-day period, the greater of (i) 3% of our outstanding common stock or (ii) $50 million of our common stock. We may repurchase our common stock through the New York Stock Exchange, other national or regional market systems, electronic communication networks or alternative trading systems such as POSIT, during regular or after-hours trading sessions. POSIT is an alternative trading system that uses passive pricing to anonymously match buy and sell orders. To date, we have not used electronic communication networks or alternative trading systems to repurchase any of our common stock and do not intend to use such networks or systems in the foreseeable future. Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased. During the third quarter of 2008, all stock repurchases were made pursuant to this repurchase program including 18,363 shares that were purchased in connection with funding employee income tax withholding obligations arising from the vesting of nonvested shares and 44,011 were mature shares from stock incentive plan participants to cover the strike price of options exercised in connection with a Stock Option Restoration Program (the “SORP”). In addition, 2,704 newly issued shares from the SORP exercise were repurchased from the participants to cover their statutory minimum tax withholdings.

Item 5.            Other Matters

As previously disclosed on a Current Report on Form 8-K filed with the SEC on September 17, 2008, the Board approved an amendment and restatement of the Company’s bylaws (as amended and restated, the “Restated Bylaws”) to amend the advance notice provisions therein.

The advance notice provisions set forth in Section 5 and new Section 6 of Article II of the Company’s bylaws were revised and added, respectively, in order to, among other things:

•

Clarify that the advance notice procedures set forth in Section 6 of the Restated Bylaws are the exclusive means for a stockholder (a “Proponent”) to present a director nomination or other voting matter (other than business included in the Company’s proxy materials pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (“Rule 14a-8”)) before an annual meeting of stockholders.

•

Provide that Proponents wishing to submit director nominations or propose other business at an annual meeting of stockholders must be a stockholder of record of the Company at the time of notice and at the time of the meeting, and otherwise be entitled to vote at the meeting.

•

Provide that a Proponent must provide written notice to the Company’s Secretary regarding director nominations and other business (other than business included in the Company’s proxy materials pursuant to Rule 14a-8) to be brought before an annual meeting of stockholders at least 100 days and not more than 120 days before the one-year anniversary of the preceding year’s annual meeting (provided, however, that in the event that the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, notice by the Proponent to be timely must be so delivered not earlier than the close of business on the 120th day prior to such annual meeting and not later than the close of business on the later of the 100th day prior to the date of such annual meeting or the 10th day following the day on which public announcement of the date of such annual meeting is first made by the Company). Before these revisions, the Company’s bylaws provided, generally, that a Proponent was required to provide such notice not less than 120 days prior to the one-year anniversary of the date that the Company mailed its proxy materials for the preceding year’s annual meeting.

•

Broaden the type of information that must be provided to the Company regarding any proposed director nominee, including without limitation any material relationships between the director candidate and the Proponent.

•

Broaden the type of information that must be provided to the Company regarding any proposed stockholder proposal (other than director nominations), including without limitation any material interests the Proponent has in such proposed proposal and the reasons for the proposal.

•

Require the Proponent to disclose all of its ownership, voting and other economic interests in the Company’s capital stock, including without limitation derivatives and hedge positions, and to periodically report changes in such information to the Company during the proxy solicitation period.

•

Require the Proponent to provide the Company a questionnaire and written representation that, among other things, the director candidate has not given any commitment or assurance to any third party on how such director candidate, if elected, will act or vote on any issue or question that has not been previously disclosed to the Company in writing.

As a result of these revisions, in order for a Proponent to nominate a director or submit other business at the Company’s 2009 Annual Meeting of Stockholders (and not intend for such business to be included in the Company’s 2009 proxy materials pursuant to Rule 14a-8), the Proponent must comply with the new advance notice provisions set forth in Sections 5 and 6 of Article II of the Restated Bylaws, including without limitation providing written notice of such nomination and other business to the Company not later than December 30, 2008 and not earlier than December 10, 2008.  If the notice is received before December 10, 2008, or after December 30, 2008, it will be considered untimely and the Company will not be required to present the proposal for voting or consider the nominee for election at the Company’s 2009 Annual Meeting of Stockholders.

Proponents wishing to include a stockholder proposal in the Company’s 2009 proxy materials are required to comply with Rule 14a-8 of the Exchange Act.

Item 6.           Exhibits

3.1	Amended and Restated Bylaws of Waddell & Reed Financial, Inc. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 17, 2008 and incorporated herein by reference.

10.1

Credit Agreement, dated October 6, 2008, by and among Waddell & Reed Financial, Inc., the Lenders, Bank of America, N.A. and Bank of America Securities LLC. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 6, 2008 and incorporated herein by reference.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of October 2008.

WADDELL & REED FINANCIAL, INC.

By:	/s/ Henry J. Herrmann
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Daniel P. Connealy

Senior Vice President

and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Brent K. Bloss

Senior Vice President - Finance

and Treasurer

(Principal Accounting Officer)