Form 10-K
period 2008-12-31
WADDELL & REED FINANCIAL INC
filed 2009-02-27
CIK 1052100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

        The aggregate market value of the voting and non-voting common stock equity held by non-affiliates (i.e. persons other than officers, directors and stockholders holding greater than 5% of the registrant's common stock) based on the closing sale price on June 30, 2008 was $2.784 billion.

        Shares outstanding of each of the registrant's classes of common stock as of February 20, 2009 Class A common stock, $.01 par value: 84,930,484

DOCUMENTS INCORPORATED BY REFERENCE

        In Part III of this Form 10-K, portions of the definitive proxy statement for the 2009 Annual Meeting of Stockholders to be held April 8, 2009.

Index of Exhibits (Pages 84 through 89)
Total Number of Pages Included Are 89

WADDELL & REED FINANCIAL, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2008

PART I

ITEM 1.    Business

General

        Waddell & Reed Financial, Inc. (hereinafter referred to as the "Company," "we," "our" or "us") is a corporation, incorporated in the state of Delaware in 1981, that conducts business through its subsidiaries. Founded in 1937, we are one of the oldest mutual fund complexes in the United States, having introduced the Waddell & Reed Advisors Group of Mutual Funds (the "Advisors Funds") in 1940. We launched our Ivy Funds in 2003 in an effort to expand our distribution to third-party outlets. As of December 31, 2008, we had $47.5 billion in assets under management and approximately 3.7 million mutual fund shareholder accounts owned by individuals, plans or omnibus accounts at third parties.

        We derive our revenues primarily from providing investment management, investment product underwriting and distribution, and shareholder services administration to mutual funds and institutional and separately managed accounts. Investment management fees are based on the amount of average assets under management and are affected by sales levels, financial market conditions, redemptions and the composition of assets. Our underwriting and distribution revenues consist of commissions derived from sales of investment and insurance products, Rule 12b-1 asset-based service and distribution fees, distribution fees on certain variable products, fees earned on fee-based asset allocation products, and related advisory services. The products sold have various commission structures and the revenues received from those sales vary based on the type and amount sold.

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

        In the Advisors channel, our sales force focuses its efforts primarily on the sale of investment products advised by the Company. We compete primarily with smaller broker/dealers and independent financial advisors, as well as a span of other financial providers. Assets under management acquired through this channel were $23.5 billion at December 31, 2008.

        Our Wholesale channel efforts include retail fund distribution through broker/dealers (the largest method of distributing mutual funds for the industry), registered investment advisors (fee-based financial advisors who generally sell mutual funds through financial supermarkets) and retirement platforms (401(k) platforms using multiple managers). Assets under management acquired through this channel were $17.5 billion at the end of 2008.

        Through our Institutional channel we manage assets for defined benefit pension plans, other investment companies (as a subadvisor), defined contribution plans, endowments and high net worth clients. Assets under management acquired through the Institutional channel were $6.5 billion at December 31, 2008.

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

        Our underwriting and distribution business operates through three broker/dealers: Waddell & Reed, Inc. ("W&R"), Ivy Funds Distributor, Inc. ("IFDI") and Legend Equities Corporation ("LEC"). W&R is a registered broker/dealer and investment adviser that acts primarily as the national distributor and underwriter for shares of Advisors Funds and a distributor of variable annuities and other insurance products issued by Nationwide Life Insurance Company, a subsidiary of Nationwide Financial Services, Inc. ("Nationwide"), Minnesota Life Insurance Company ("Minnesota Life"), a subsidiary of Securian Financial Group, Inc. ("Securian"), and others. In addition, W&R is the tenth largest distributor of our Ivy Funds. IFDI, a registered broker/dealer, is the distributor and underwriter for the Ivy Funds. LEC is the registered broker/dealer for Legend, a mutual fund distribution and retirement planning subsidiary based in Palm Beach Gardens, Florida. Through its network of financial advisors, Legend primarily serves employees of school districts and other not-for-profit organizations.

        Waddell & Reed Services Company ("WRSCO") provides transfer agency and accounting services to the Advisors Funds, the Ivy Funds, Ivy Funds Variable Insurance Porfolios, Inc. (the "Ivy Funds VIP") (renamed from W&R Target Funds, Inc. in 2008) and Waddell & Reed InvestEd Portfolios, Inc., our college savings plan ("InvestEd"). W&R, WRIMCO, WRSCO, ACF, Legend, IICO and IFDI are hereafter collectively referred to as the "Company," "we," "us" or "our" unless the context requires otherwise.

Investment Management Operations

        Our investment advisory business provides one of our largest sources of revenues and profits. We earn investment management fee revenues by providing investment advisory and management services pursuant to an investment management agreement with each fund within the Advisors Funds family, the Ivy Funds families, the Ivy Funds VIP family, and InvestEd, (collectively, the "Funds"). While the specific terms of the agreements vary, the basic terms are similar. The agreements provide that we render overall investment management services to each of the Funds, subject to the oversight of each Fund's board of directors/trustees and in accordance with each Fund's investment objectives and policies. The agreements permit us to enter into separate agreements for shareholder services or accounting services with each respective Fund.

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

        Our investment management effort has a strong foundation based upon its people and resources. We have 64 investment professionals including a team of 27 portfolio managers who average 18 years of industry experience and 13 years of tenure with the Company. The team has substantial resources available to them, including the efforts of internal equity and fixed income analysts who conduct primary fundamental research and attend numerous on and off-site meetings annually with management of the companies in which they invest. With a relatively concentrated investment base, the team knows the portfolio holdings inside and out and manages them with insight and confidence. In addition, we use research provided by brokerage firms and independent outside consultants. Portfolio managers participate in a collaborative process that blends their individual accountability with the ideas of their peers which, when backed by an intensive research capability, supports our efforts to deliver consistent, long-term performance. Our investment management team also includes a premier group of subadvisors who bring similar investment philosophies and additional expertise in specific asset classes.

        We have significant experience in virtually all major asset classes, several specialized asset classes and a range of investment styles. Our ending assets under management are summarized below by broad asset class, many of which incorporate multiple investment styles.

Ending Assets Under Management by Broad Asset Class

	December 31, 2008
	Ending Assets	Percentage of Total
	(in millions)
Investment Style:
Balanced & Flexible	$14,815	31%
Large Capitalization Growth Equities	6,530	14%
Narrowly Diversified	5,624	12%
Large Capitalization Core Equities	4,409	9%
Taxable Investment Grade Fixed Income	3,583	8%
International Equities	2,637	6%
Small Capitalization Growth Equities	2,193	5%
Money Market	2,065	4%
Value Equities	1,409	3%
Multi-Capitalization Core Equities	1,182	2%
High Yield Fixed Income	1,087	2%
Middle Capitalization Growth Equities	935	2%
Tax Exempt Fixed Income	958	2%
International Fixed Income	57	0%

Total	$47,484	100%

        Our investment strategy generally emphasizes investments in companies that the portfolio managers believe can produce above average growth in earnings. Our portfolio managers also strive for consistent long-term performance while seeking to provide downside protection in turbulent markets like those experienced in the second half of 2008. Our investment philosophy lends itself well to the financial planning approach used by our Advisors channel while our consistent long-term investment performance record supports the distribution efforts in both our Wholesale and Institutional channels.

Investment Management Products

        Our mutual fund families offer a wide variety of investment options. We are the exclusive underwriter and distributor of 78 registered open-end mutual fund portfolios, including 21 portfolios in the Advisors Funds family, 29 portfolios in the Ivy Funds family, 25 portfolios in the Ivy Funds VIP family and three portfolios in InvestEd. The Advisors Funds, variable products offering the Ivy Funds VIP, and InvestEd are offered primarily through our financial advisors and Legend advisors; in some circumstances, certain of these funds are also offered through the Wholesale channel. The Ivy Funds are offered through both our Advisors channel and Wholesale channel. The Funds' assets under management are included in either our Advisors channel or our Wholesale channel depending on who marketed the client account or is the broker of record.

        We added one fund and five managed fund-of-funds portfolios to our product line during 2008. We launched the Ivy Global Bond fund for investors seeking a high level of current income generated from a diversified portfolio consisting of fixed-income securities of domestic and foreign issuers. We added the fund-of-funds portfolios to the Ivy Funds VIP family to help investors achieve financial objectives through a professionally developed asset allocation program and to maximize long-term total returns at a given level of risk through broad diversification among several traditional asset classes.

Other Products

        Pursuant to general agency arrangements with Nationwide and Minnesota Life, we distribute certain of their variable annuity products, which offer the Ivy Funds VIP as an investment vehicle. We also offer our customers retirement and life insurance products underwritten by Nationwide and Minnesota Life. Through our insurance agency subsidiaries, our financial advisors also sell life insurance and disability products underwritten by various carriers through a general agency arrangement with BISYS Insurance Services, Inc.

        In addition, we offer asset allocation investment advisory products, including Managed Allocation Portfolio ("MAP") and Strategic Portfolio Allocation ("SPA"), which utilize our Funds. MAP includes two mutual fund asset allocation programs, MAP and MAP Plus, that offer clients a selection of traditional asset allocation models, as well as features such as systematic rebalancing and client participation in determining (to a limited extent) asset allocation across asset classes. MAP and MAP Plus are fee-based mutual fund asset allocation programs, structured to provide advisors and clients with advisory services, a pricing option competitive with other firms' fee-based products, and flexibility to allow advisors to assist clients in selecting underlying funds based upon their individual needs. MAP Plus was introduced in 2007 along with a reintroduction of MAP, to include additional financial planning modules as a bundled offering. As of December 31, 2008, clients have $1.4 billion invested in our MAP and MAP Plus products. These assets are included in our mutual fund assets under management.

        Using a variety of funds ranging from money market and fixed income funds to domestic and international equity funds, SPA is a predictive, dynamic asset allocation system that reallocates asset classes within model portfolios. Clients investing assets in SPA can choose from five available model portfolios with objectives ranging from conservative to aggressive, based on their investment objectives, goals, risk tolerance and other factors. Clients have $224 million invested in our SPA products as of December 31, 2008 and these assets are included in our mutual fund assets under management.

        A primary difference between MAP and SPA is that advisors assist clients in selecting the underlying mutual funds within MAP models in accordance with pre-established ranges, whereas for SPA, the Company's Investment Policy Committee determines the model compositions.

Underwriting and Distribution

        We earn underwriting and distribution fee revenues primarily by distributing the Funds pursuant to an underwriting agreement with each Fund (except the Ivy Funds VIP as explained below) and, to a lesser extent, by distributing mutual funds offered by other companies not affiliated with us. Pursuant to each agreement, we offer and sell the Funds' shares on a continuous basis (open-end funds) and pay certain costs associated with underwriting and distributing the Funds, including the costs of developing and producing sales literature and printing of prospectuses, which may be either partially or fully reimbursed by the Funds. The Funds are sold in various classes that are structured in ways that conform to industry standards (i.e., "front-end load," "back-end load," "level-load" and institutional).

        When a client purchases Class A shares (front-end load), the client pays an initial sales charge of up to 5.75% of the amount invested. The sales charge for Class A shares typically declines as the investment amount increases. In addition, investors may combine their purchases of all fund shares to qualify for a reduced sales charge. Class A shares purchased at net asset value are assessed a 1% contingent deferred sales charge ("CDSC") if the shares are redeemed within 12 months of purchase. When a client purchases

Class B shares (back-end load), we do not charge an initial sales charge, but we do charge a CDSC upon early redemption of shares, up to 5% of the lesser of the current market net asset value or the purchase cost of the redeemed shares in the first year and declining to zero for shares held for more than six years. Class B shares convert to Class A shares after seven years. When a client purchases Class C shares (level-load), we do not charge an initial sales charge, but we do charge investors who redeem their Class C shares in the first year a CDSC of 1% of the current market net asset value or the purchase cost of the shares redeemed, whichever is less.

        Under a Rule 12b-1 service plan, the Funds may charge a maximum fee of 0.25% of the average daily net assets under management for expenses paid to broker/dealers and other sales professionals in connection with providing ongoing services to the Funds' shareholders and/or maintaining the Funds' shareholder accounts. The Funds' Class B and Class C shares may charge a maximum of 0.75% of the average daily net assets under management under a Rule 12b-1 distribution plan to broker/dealers and other sales professionals for their services in connection with distributing shares of that class. The Rule 12b-1 plans are subject to annual approval by the Funds' board of directors/trustees, including a majority of the disinterested members, by votes cast in person at a meeting called for the purpose of voting on such approval. All Funds may terminate the service plan at any time with approval of fund directors or portfolio shareholders (a majority of either) without penalty.

        We distribute variable products offering the Ivy Funds VIP as investment vehicles pursuant to general agency arrangements with Nationwide and Minnesota Life and receive commissions, marketing allowances and other compensation as stipulated by such agreements. In connection with these arrangements, the Ivy Funds VIP are offered and sold on a continuous basis.

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

Advisors Channel

        Our advisors sell investment products primarily to middle-income and mass affluent individuals, families and businesses across the country in geographic markets of all sizes. We assist clients on a wide range of financial issues with a significant focus on helping them plan, generally, for long-term investments such as retirement and education and offer one-on-one consultations that emphasize long-term relationships through continued service. As a result of this approach, this channel has developed a loyal customer base with clients maintaining their accounts significantly longer than the industry average. The redemption rate in the Advisors channel for the year ended December 31, 2008 was 8.9%, compared to the industry average of 29.7%, as derived from statistics provided by the Investment Company Institute ("ICI").

        Our sales force consisted of 2,366 financial advisors, including 168 district managers and 201 district supervisors as of December 31, 2008. Eight regional vice presidents and 98 managing principals oversee this sales force, which operates out of 171 offices located throughout the United States and 306 individual advisor offices. We believe, based on industry data, that our financial advisors are currently one of the largest sales forces in the United States selling primarily mutual funds, and that W&R, our broker/dealer subsidiary, ranks among the largest independent broker/dealers. As of December 31, 2008, our Advisors channel had approximately 540,000 mutual fund customers with an average investment of $37,000 and approximately 78,000 variable account customers with an average investment of $44,000.

        The following table illustrates commissionable investment product sales by our financial advisors (including InvestEd) for the years ended December 31, 2008, 2007 and 2006. Sales are shown gross of commissions and exclude sales by Legend advisors, sales of money market funds, non-proprietary funds, insurance products, and mutual funds sold at net asset value for which we receive no commission.

	2008	2007	2006
	(in millions)
Front-end load sales	$1,232	1,406	1,700
Variable annuity products	529	464	331

Front-load product total	1,761	1,870	2,031
Deferred-load sales	119	134	186
Fee-based allocation products	817	628	59

Total advisor sales	$2,697	2,632	2,276

        As of December 31, 2008, 38% of our financial advisors have been with us for more than five years and 24% for more than ten years. Our New Advisor Career Transition program(s), designed to meet the needs of the different audiences from which we recruit, such as college graduates, career changers and industry experienced professionals, provide our new advisors with a unique transition experience until they can develop the skills and client base necessary to earn a stable income from commissions alone. These programs have played an important role in advisor retention and have contributed to an increase in the average productivity of our new advisors. In addition, the introduction of a Sales Incentive Dashboard to this channel in 2007 has made it easier for field leaders and advisors to keep track of their sales results daily with web-based sales data. We also undertook technology initiatives in 2007, fully implemented in 2008, that allow us to provide our clients consolidated statements and more robust brokerage capabilities. We believe these efforts will support the retention of existing advisors and our recruiting efforts, including those aimed at experienced advisors. Sales per advisor (investment product sales divided by the average number of advisors) were $1.2 million, $1.2 million and $994 thousand, for the years ended December 31, 2008, 2007 and 2006, respectively. Growth in this metric is important to us since investment product sales are invested in our Funds' assets.

        Gross production per advisor is an additional method of measuring advisor productivity that is more closely aligned with industry standard methods, which use gross commissions per sales representative to measure productivity. For purposes of this measure, gross production consists of front-end load sales and distribution fee revenues, as would be received from an underwriter, from sales of both our Funds and other mutual funds. It also includes fee revenues from our asset allocation products and financial plans, and commission revenues earned on insurance products. This measure excludes Rule 12b-1 service fee revenues, variable annuity distribution fee revenues and all revenues related to Class Y shares, all of which do not relate to the distribution activities of our financial advisors. Gross production per advisor was $64.1 thousand, $64.7 thousand and $61.8 thousand for the years 2008, 2007 and 2006, respectively.

Wholesale Channel

        Our Wholesale channel consists of sales garnered through various third-party distribution outlets and Legend advisors. In an effort to accelerate sales growth, we have focused on expanding our Wholesale distribution efforts over the past five years. Our launch into this channel included acquiring Mackenzie Investment Management Inc. ("MIMI") in 2002 and entering into a strategic alliance agreement with Securian in 2003. MIMI was a Florida-based investment management subsidiary of Toronto-based Mackenzie Financial Corporation ("MFC") and adviser of the Ivy Funds sold in the United States. As part of our strategic alliance with Securian, we agreed to become the investment adviser for substantially all equity assets managed by Advantus Capital Management, Inc. ("Advantus"), a subsidiary of Securian and an affiliate of Minnesota Life, and to acquire the assets of Securian's Advantus Funds.

        As a result of an increased demand for our funds in our Wholesale channel due to strong investment and sales performance and assets gained through acquisitions, our assets under management from the Wholesale channel have increased from $3.8 billion at December 31, 2003 to $17.5 billion at December 31, 2008, including $3.1 billion in assets at December 31, 2008 that are subadvised by other managers.

        The following table summarizes certain components of the changes in the Wholesale channel's assets under management for the last three fiscal years.

	2008	2007	2006
	(in millions)
Sales (net of commissions)	$15,599	9,470	4,541
Redemptions	(8,541)	(2,795)	(1,915)

Net Sales	7,058	6,675	2,626

Market Appreciation (Depreciation)	(10,980)	3,894	1,263
Ending Assets Under Management	$17,489	21,537	10,819

        During 2008, we achieved significant growth in mutual fund sales through wholesale distribution and built on our presence in the wholesale market. We continued to expand our team of national wholesalers, reaching a total of 35 by year-end, and the Ivy Funds family increased its presence in a number of broker/dealer platforms. These third parties have a client relationship with, and maintain an account for, the investors. Typically, investors purchase our investment products at the suggestion of third parties, thereby expanding our opportunities to gain new investors. Our wholesaling efforts focus principally on distributing the Ivy Funds through three segments: broker/dealers (the largest method of distributing mutual funds for the industry and for us), retirement platforms (401(k) platforms using multiple managers) and registered investment advisors (fee-based financial advisors who generally sell mutual funds through financial supermarkets).

        Legend advisors distribute our Funds, along with mutual funds managed by other investment companies, through Legend's retirement advisor sales force. At December 31, 2008, Legend had 436 registered retirement advisors in 107 offices, which are primarily individual advisor offices, located mainly in the eastern part of the United States. These retirement advisors are not included in the discussion of our financial advisors, nor in disclosures of the number of advisors we have licensed. For the years ended December 31, 2008, 2007 and 2006, Legend advisors sold $63.8 million, $74.2 million and $74.0 million of our mutual funds, respectively. For the years ended December 31, 2008, 2007 and 2006, Legend also sold $262.4 million, $363.5 million and $382.5 million, respectively, of unaffiliated mutual funds. Sales per Legend advisor were $728 thousand in 2008. Legend had $3.5 billion of client assets under administration as of December 31, 2008, including $346.0 million in our funds.

Institutional Channel

        WRIMCO and ACF market their investment advisory services to institutions directly or through consultants that assist with the manager selection process. Most of our institutional business is in defined benefit pension plans and subadvised mutual funds. A significant amount of assets are also managed for defined contribution pension plans, foundations, endowments, Taft-Hartley plans, high net worth individuals and insurance company general accounts.

        Over the past several years, we have expanded our distribution efforts in this channel by entering into additional subadvisory agreements with certain strategic partners. As part of the acquisition of MIMI's business in 2002, we entered into new subadvisory and marketing agreements extending MFC's subadvisory agreements with IICO and providing us with additional investment management opportunities in Canada. Pursuant to these subadvisory agreements, we receive investment management fees covering multiple funds. The subadvisory agreement with MFC is renewable on an annual basis.

        Through our strategic alliance agreement with Securian, we agreed to become investment adviser for substantially all equity assets managed by Advantus. In addition, the Company manages as separate accounts certain actively managed equities in the Minnesota Life and Securian Holding Company general accounts.

        During the past three years, our institutional asset flows were negatively impacted by underperformance at ACF, although we maintain a solid reputation in the institutional asset management business, built on a very competititve performance record and on our disciplined investment style, which focuses on risk adjusted returns and produces consistent results over time.

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

        We derive a large portion of our revenues from investment management agreements. Under the Advisers Act, our investment management agreements terminate automatically if assigned without the client's consent. Under the ICA, investment advisory agreements with registered investment companies, such as the Funds, terminate automatically upon assignment. The term "assignment" is broadly defined and includes direct assignments, as well as assignments that may be deemed to occur, under certain circumstances, upon the transfer, directly or indirectly, of a controlling interest in the Company.

        The Company is also subject to federal and state laws affecting corporate governance, including the Sarbanes-Oxley Act of 2002 ("S-OX"), as well as rules adopted by the SEC. In 2004, we implemented compliance with Section 404 of S-OX. Our related report on internal controls over financial reporting for 2008 is included in Part I, Item 9A.

        As a publicly traded company, we are also subject to the rules of the New York Stock Exchange (the "NYSE"), the exchange on which our stock is listed, including the corporate governance listing standards approved by the SEC.

        Three of our subsidiaries, W&R, LEC and IFDI, are also registered as broker/dealers with the SEC and the states. Much of the broker/dealer regulation has been delegated by the SEC to self-regulatory organizations, principally the Municipal Securities Rulemaking Board and the Financial Industry Regulatory Authority ("FINRA"), which is the primary regulator of our broker/dealer activities. These self-regulatory organizations adopt rules (subject to approval by the SEC) that govern the industry and conduct periodic examinations of our operations over which they have jurisdiction. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. Broker/dealers are subject to regulations that cover all aspects of the securities business, including sales practices, market making and trading among broker/dealers, the use and safekeeping of clients' funds and securities, capital structure, record-keeping, and the conduct of directors, officers and employees. Violation of applicable regulations can result in the revocation of broker/dealer licenses, the imposition of censures or fines, and the suspension or expulsion of a firm, its officers or employees.

        W&R, LEC and IFDI are also each subject to certain net capital requirements pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Uniform Net Capital Rule 15c3-1 of the Exchange Act (the "Net Capital Rule") specifies the minimum level of net capital a registered broker/dealer must maintain and also requires that part of its assets be kept in a relatively liquid form. The Net Capital Rule is designed to ensure the financial soundness and liquidity of broker/dealers. Any failure to maintain the required minimum net capital may subject us to suspension or revocation of our registration or other limitations on our activity by the SEC, and suspension or expulsion by FINRA or other regulatory bodies, and ultimately could require the broker/dealer's liquidation. The maintenance of minimum net capital requirements may also limit our ability to pay dividends. As of December 31, 2008, 2007 and 2006, net capital for W&R, LEC and IFDI exceeded all minimum requirements.

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

        Title III of the USA PATRIOT Act, the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001, imposes significant new anti-money laundering requirements on all financial institutions, including domestic banks and domestic operations of foreign banks, broker/dealers, futures commission merchants and investment companies.

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

Competition

        The financial services industry is a highly competitive global industry. According to the ICI, at the end of 2008 there were more than 8,800 open-end investment companies of varying sizes, investment policies and objectives whose shares are being offered to the public in the United States alone. Factors affecting our business include brand recognition, business reputation, investment performance, quality of service and the continuity of both client relationships and assets under management. A majority of mutual fund sales go to funds that are highly rated by a small number of well-known ranking services that focus on investment performance. Competition is based on distribution methods, the type and quality of shareholder services, the success of marketing efforts and the ability to develop investment products for certain market segments to meet the changing needs of investors, and to achieve competitive investment management performance.

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

Employees and Financial Advisors

        At December 31, 2008, we had 1,678 full-time employees, consisting of 893 home office employees, 139 employees of subsidiary companies in Florida and Texas, 98 managing principals, eight regional vice presidents, nine associate managers, 162 field office support personnel, and 369 district managers and district supervisors; district managers and supervisors are counted as both employees and financial advisors.

        At December 31, 2008, our sales force (excluding Legend advisors) was comprised of 2,366 financial advisors, including 1,997 financial advisors who are independent contractors and 369 district managers and district supervisors who are considered employees. Legend, which is a part of our Wholesale channel, had 436 retirement advisors considered to be independent contractors.

Available Information

        We file reports, proxy statements, and other information with the SEC, copies of which can be obtained from the SEC's Public Reference Room at 450 Fifth Street NW, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

        Reports we file electronically with the SEC via the SEC's Electronic Data Gathering, Analysis and Retrieval system ("EDGAR") may be accessed through the Internet. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at www.sec.gov. The Company makes available free of charge our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports under the "Corporate" section of our internet website at www.waddell.com as soon as it is reasonably practical after such filing has been made with the SEC.

        Also available under the "Corporate" section is information on corporate governance. Stockholders can view our Corporate Code of Business Conduct and Ethics (the "Code of Ethics"), which applies to directors, officers and all employees of the Company, our Corporate Governance Guidelines, and the charters of key committees (including the Audit, Compensation and Nominating and Corporate Governance Committees). Printed copies of these documents are available to any stockholder upon request by calling the investor relations department at 1-800-532-2757. Any future amendments to or waivers of the Code of Ethics will be posted to our website, as required.

ITEM 1A.    Risk Factors

        Our Revenues, Earnings And Prospects Could Be Adversely Affected If The Securities Markets Decline.    Our results of operations are affected by certain economic factors, including the level of the securities markets. The on-going existence of adverse market conditions, which is particularly material to us due to our high concentration of assets under management in the United States domestic stock market, and lack of investor confidence could result in investors further withdrawing from the markets or decreasing their rate of investment, either of which could adversely affect our revenues, earnings and growth prospects to a greater extent. Because our revenues are, to a large extent, investment management fees that are based on the value of assets under management, a decline in the value of these assets adversely affects our revenues and earnings. Our growth is dependent to a significant degree upon our ability to attract and retain mutual fund assets, and, in the adverse economic environment, this may prove more difficult. Our growth rate has varied from year to year and there can be no assurance that the average growth rates sustained in recent years will continue. Further declines in the securities markets could significantly reduce future revenues and earnings. In addition, a decline in the market value of these assets could cause our clients to withdraw funds in favor of investments they perceive as offering greater opportunity or lower risk, which could also negatively impact our revenues and earnings. The combination of adverse markets reducing sales and investment management fees could compound on each other and materially affect earnings.

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

        There Are No Assurances That We Will Pay Future Dividends, Which Could Adversely Affect Our Stock Price.    The Waddell & Reed Financial, Inc. Board of Directors (the "Board of Directors") currently intends to continue to declare quarterly dividends on our Class A common stock (our "common stock"); however, the declaration and payment of dividends is subject to the discretion of our Board of Directors. Any determination as to the payment of dividends, as well as the level of such dividends, will depend on, among other things, general economic and business conditions, our strategic plans, our financial results and condition, and contractual, legal, and regulatory restrictions on the payment of dividends by us or our subsidiaries. We are a holding company and, as such, our ability to pay dividends is subject to the ability of our subsidiaries to provide us with cash. There can be no assurance that the current quarterly dividend level will be maintained or that we will pay any dividends in any future period(s). Any change in the level of our dividends or the suspension of the payment thereof could adversely affect our stock price.

        An Increasing Percentage Of Our Assets Under Management Are Distributed Through Our Wholesale Channel, Which Has Higher Redemption Rates Than Our Traditional Advisors Channel.    In recent years, we have focused on expanding distribution efforts relating to our Wholesale channel. The percentage of our assets under management in the Wholesale channel has increased from 10.4% at December 31, 2003 to 36.8% at December 31, 2008, and the percentage of our total sales represented by the Wholesale channel has increased from 16.5% for the year ended December 31, 2003 to 71.9% for the year ended December 31, 2008. The success of sales in our Wholesale channel depends upon our maintaining strong relationships with institutional accounts, certain strategic partners and our third party distributors. Many of those distribution sources also offer investors competing funds that are internally or externally managed, which could limit the distribution of our products. The loss of any of these distribution channels and the inability to continue to access new distribution channels could decrease our assets under management and adversely affect our results of operations and growth. We cannot assure you that these channels and their client bases will continue to be accessible to us. The loss or diminution of the level of business we do with those providers could have a material adverse effect on our business, especially with the high concentration of assets in certain funds in this channel. In addition, the Wholesale channel had redemption rates of 35.5% and 18.5% for the years ended December 31, 2008 and 2007, respectively, compared to redemption rates of 8.9% and 9.1% for our Advisors channel in the same periods, reflecting the higher rate of transferability of investment assets in the Wholesale channel.

        There May Be An Adverse Effect On Our Revenues And Earnings If Our Investors Redeem The Assets We Manage On Short Notice.    Mutual fund investors may redeem their investments in our mutual funds at any time without any prior notice. Additionally, our investment management agreements with institutions and other non-mutual fund accounts are generally terminable upon relatively short notice. Investors can terminate their relationship with us, reduce their aggregate amount of assets under management, or shift their funds to other types of accounts with different rate structures for any number of reasons, including investment performance, changes in prevailing interest rates and financial market performance. The ability of our investors to accomplish this on short notice has increased materially due to the growth of assets in our Wholesale channel, and with the high concentration of assets in certain funds in this channel. The decrease in revenues that could result from any such event could have a material adverse effect on our business and earnings.

        Our Financial Advisors Are Classified As Independent Contractors, And Changes To Their Classification May Increase Our Operating Expenses.    From time to time, various legislative or regulatory proposals are introduced at the federal or state levels to change the status of independent contractors' classification to employees for either employment tax purposes (withholding, social security, Medicare and unemployment taxes) or other benefits available to employees. Currently, most individuals are classified as employees or independent contractors for employment tax purposes based on 20 "common law" factors, rather than any definition found in the Internal Revenue Code or Internal Revenue Service regulations. We classify the majority of our financial advisors as independent contractors for all purposes, including employment tax and employee benefit purposes. There can be no assurance that legislative, judicial or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change the independent contractor/employee classification of those financial advisors currently doing business with us. The costs associated with potential changes, if any, with respect to these independent contractor classifications could have a material adverse effect on the Company, including our results of operations and financial condition, if we were unable to reflect them in our compensation arrangements with the financial advisors.

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

        We Have Substantial Intangibles On Our Balance Sheet, And Any Impairment Of Our Intangibles Could Adversely Affect Our Results of Operations And Financial Position.    At December 31, 2008, our total assets were approximately $775.4 million, of which approximately $221.2 million, or 29%, consisted of goodwill and identifiable intangible assets. We complete an ongoing review of goodwill and intangible assets for impairment on an annual basis or more frequently whenever events or a change in circumstances warrant. Important factors in determining whether an impairment of goodwill or intangible assets might exist include significant continued underperformance compared to peers, the likelihood of termination or non-renewal of a mutual fund advisory or subadvisory contract or substantial changes in revenues earned from such contracts, significant changes in our business and products, material and ongoing negative industry or economic trends, or other factors specific to each asset or subsidiary being tested. Because of the significance of goodwill and other intangibles to our consolidated balance sheets, the annual impairment analysis is critical. Any changes in key assumptions about our business and our prospects, or changes in market conditions or other externalities, could result in an impairment charge. Any such charge could have a material effect on our results of operations and financial position.

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

        There Is No Assurance That New Information Systems Will be Implemented Successfully.    A number of the Company's key information technology systems were developed solely to handle the Company's particular information technology infrastructure. The Company is in the process of evaluating and implementing new information technology and systems that it believes could facilitate and improve our core businesses and our productivity, including financial reporting and accounting systems. There can be no assurance that the Company will be successful in implementing the new information technology and systems or that their implementation will be completed in a timely or cost effective manner. Failure to implement or maintain adequate information technology infrastructure could impede our ability to support business growth.

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

        Regulatory Risk Is Substantial In Our Business And Non-Compliance With Regulations, Or Changes In Regulations, Could Have A Significant Impact On The Conduct Of Our Business And Our Prospects, Revenues And Earnings.    Our investment advisory and broker/dealer businesses are heavily regulated, primarily at the federal level. Non-compliance with applicable laws or regulations could result in sanctions being levied against us, including fines and censures, suspension or expulsion from a certain jurisdiction or market, or the revocation of licenses. Non-compliance with applicable laws or regulations could also adversely affect our reputation, prospects, revenues and earnings. In addition, changes in current legal, regulatory, accounting, tax or compliance requirements or in governmental policies could adversely affect our operations, revenues and earnings by, among other things, increasing expenses and reducing investor interest in certain products we offer. Additionally, our profitability could be affected by rules and regulations that impact the business and financial communities generally, including changes to the laws governing state and federal taxation.

        In recent years, allegations of late trading, market timing and selective disclosure of portfolio information in the mutual fund industry have prompted various legislative and regulatory proposals, some of which have been adopted by the SEC, the United States Congress, the legislatures in states in which we conduct operations and the various regulatory agencies that supervise our operations. In particular, new rules and regulations adopted by the SEC and FINRA place greater regulatory compliance and administrative burdens on us and could have a substantial impact on the regulation, operation and distribution of mutual funds and variable products, and could adversely affect our ability to distribute and retain the assets we manage and our revenues and net income. For example, recently adopted rules require investment advisers and mutual funds to adopt, implement, review and administer written policies and procedures reasonably designed to prevent violation of the federal securities laws. Similarly, public disclosure requirements applicable to mutual funds have become more stringent. We may require additional staff to satisfy these obligations, which would increase our operating expenses.

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

        The Terms Of Our Credit Facility Impose Restrictions On Our Operations That May Adversely Impact Our Prospects And The Operations Of Our Business.    There are no assurances that we will be able to raise additional capital if needed, which could negatively impact our liquidity, prospects and operations. We have entered into a 364-day revolving credit facility with various lenders providing for total loans of $175.0 million. Under this facility, the lenders may, at their option upon our request, expand the facility to $200.0 million. At February 20, 2009, there was no balance outstanding under the revolving credit facility. The terms and conditions of our revolving credit facility and the money market loans impose restrictions that affect, among other things, our ability to incur additional debt, make capital expenditures and acquisitions, merge, sell assets, pay dividends and create or incur liens. Our ability to comply with the financial covenants set forth in our credit facility could be affected by events beyond our control, and there can be no assurance that we will achieve operating results that will comply with such terms and conditions, a breach of which could result in a default under our credit facility. In the event of a default, the banks could elect to declare the outstanding principal amount of our credit facility, all interest thereon, and all other amounts payable under our credit facility to be immediately due and payable.

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

        Our Stockholders Rights Plan Could Deter Takeover Attempts, Which Some Of Our Stockholders May Believe To Be In Their Best Interest.    Under certain conditions, the rights under our stockholders rights plan entitle the holders of such rights to receive shares of our common stock having a value equal to two times the exercise price of the right. The rights are attached to each share of our outstanding common stock and generally are exercisable only if a person or group acquires 15% or more of the voting power represented by our common stock. Our stockholders rights plan could impede the completion of a merger, tender offer, or other takeover attempt even though some or a majority of our stockholders might believe that a merger, tender offer or takeover is in their best interests, and even if such a transaction could result in our stockholders receiving a premium for their shares of our stock over the then current market price of our stock.

        Provisions Of Our Organizational Documents Could Deter Takeover Attempts, Which Some Of Our Stockholders May Believe To Be In Their Best Interest.    Under our Certificate of Incorporation, our Board of Directors has the authority, without action by our stockholders, to fix certain terms and issue shares of our Preferred Stock, par value $1.00 per share. Actions of our Board of Directors pursuant to this authority may have the effect of delaying, deterring or preventing a change in control of the Company. Other provisions in our Certificate of Incorporation and in our Bylaws impose procedural and other requirements that could be deemed to have anti-takeover effects, including replacing incumbent directors. Our Board of Directors is divided into three classes, each of which is to serve for a staggered three-year term after the initial classification and election, and incumbent directors may not be removed without cause, all of which may make it more difficult for a third party to gain control of our Board of Directors. In addition, as a Delaware corporation we are subject to section 203 of the Delaware General Corporation

Law. With certain exceptions, section 203 imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our voting stock.

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

ITEM 1B.    Unresolved Staff Comments

        None.

ITEM 2.    Properties

        Our home offices lease approximately 370,000 square feet for Waddell & Reed, Legend, and ACF located in Overland Park, Kansas, Palm Beach Gardens, Florida, and San Antonio, Texas, respectively. This figure does not include office space of 41,000 square feet formerly leased by MIMI in Boca Raton, Florida, which has been sublet. In addition, we lease office space for financial advisors and sales management in various locations throughout the United States totaling approximately 630,000 square feet. In the opinion of management, the office space leased by the Company is adequate for existing operating needs.

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

 PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our Class A common stock ("common stock") is traded on the NYSE under the ticker symbol "WDR." The following table sets forth, for the periods indicated, the high and low sale prices of our common stock, as reported by the NYSE, as well as the cash dividends declared for these time periods:

Market Price

	2008			2007
Quarter	High	Low	Dividends Per Share	High	Low	Dividends Per Share

1	$36.08	$27.76	$0.19	$27.58	$21.91	$0.17
2	38.00	30.88	0.19	27.69	22.74	0.17
3	35.07	21.25	0.19	29.35	21.52	0.17
4	25.27	8.57	0.19	37.65	26.71	0.17

        Year-end closing prices of our common stock were $15.46 and $36.09 for 2008 and 2007, respectively. The closing price of our common stock on February 20, 2009 was $14.43.

        According to the records of our transfer agent, we had 3,871 holders of record of common stock as of February 20, 2009. We believe that a substantially larger number of beneficial stockholders hold such shares in depository or nominee form.

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

Common Stock Repurchases

        Our Board of Directors has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in our stock-based compensation programs. During the year ended December 31, 2008, we repurchased (i) 3,349,808 shares in the open market and privately at an aggregate cost, including commissions, of $93.0 million, (ii) 44,011 mature shares from stock incentive plan participants to cover the strike price of options exercised in connection with a Stock Option Restoration Program (the "SORP"), (iii) 2,704 newly issued shares from SORP participants to cover their statutory minimum tax withholdings on option exercises, and (iv) 430,145 shares from related parties to cover their tax withholdings from the vesting of nonvested shares. The aggregate cost of shares obtained from related parties during 2008 was $12.2 million. The purchase price paid by us for private repurchases of our common stock from related parties is the closing market price on the purchase date.

        The following table sets forth certain information about the shares of common stock we repurchased during the fourth quarter of 2008.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under The Program
October 1 - October 31	467,690	$ 15.18	467,690	n/a (1)
November 1 - November 30	108,272	10.92	108,272	n/a (1)
December 1 - December 31	172,505	12.65	172,505	n/a (1)

Total	748,467	$ 13.98	748,467

(1)
On August 31, 1998, we announced that our Board of Directors approved a program to repurchase shares of our common stock on the open market. Under the repurchase program, we are authorized to repurchase, in any seven-day period, the greater of (i) 3% of our outstanding common stock or (ii) $50 million of our common stock. We may repurchase our common stock through the NYSE, other national or regional market systems, electronic communication networks or alternative trading systems such as POSIT, during regular or after-hours trading sessions. POSIT is an alternative trading system that uses passive pricing to anonymously match buy and sell orders. To date, we have not used electronic communication networks or alternative trading systems to repurchase any of our common stock and do not intend to use such networks or systems in the foreseeable future. Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased. Our Board of Directors reviewed and ratified the stock repurchase program in July 2004. During the fourth quarter of 2008, all stock repurchases were made pursuant to the repurchase program, including 105,359 shares, reflected in the table above, that were purchased in connection with funding employee income tax withholding obligations arising from the vesting of nonvested shares.

Total Return Performance

Comparison of Cumulative Total Return

The above graph compares the cumulative total stockholder return on the Company's Class A common stock from December 31, 2003 through December 31, 2008, with the cumulative total return of the Standard & Poor's 500 Stock Index and the SNL Asset Manager Index. The SNL Asset Manager Index is a composite of 32 publicly traded asset management companies (including, among others, the companies in the peer group reviewed by the Compensation Committee for executive compensation purposes) prepared by SNL Financial, Charlottesville, Virginia. The graph assumes the investment of $100 in the Company's class A common stock and in each of the two indices on December 31, 2003 with all dividends being reinvested. The closing price of the Company's Class A common stock on December 31, 2003 (the last trading day of the year) was $23.46 per share. The stock price performance on the graph is not necessarily indicative of future price performance.

Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08

Waddell & Reed Financial, Inc.	$100.00	$104.50	$94.53	$126.71	$171.40	$76.20
SNL Asset Manager	$100.00	$130.47	$165.93	$192.43	$219.04	$104.10
S&P 500	$100.00	$110.88	$116.33	$134.70	$142.10	$89.53

Cumulative Total Return assumes an initial investment of $100 on December 31, 2003, with the reinvestment of all dividends through December 31, 2008.

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

	For the Year Ended December 31,
	2008 (1)	2007	2006 (2)	2005 (3)	2004
	(in thousands, except per share data and number of financial advisors)
Revenues from:
Investment management fees	$399,863	372,345	311,525	267,681	240,282
Underwriting and distribution fees	416,762	371,085	317,458	272,590	252,883
Shareholder service fees	102,495	94,124	89,672	81,809	76,522

Total revenues	919,120	837,554	718,655	622,080	569,687
Net income	96,163	125,497	46,112	60,121	102,165
per common share—basic	1.17	1.55	0.57	0.74	1.27
per common share—diluted	1.15	1.52	0.55	0.73	1.25
Dividends declared per common share	$0.76	0.68	0.60	0.60	0.60
Advisor and productivity data (excluding Legend):
Investment product sales (4)	$2,696,910	2,632,411	2,276,405	1,901,356	1,811,960
Number of financial advisors (end of period)	2,366	2,293	2,255	2,409	2,623
Average number of financial advisors	2,297	2,190	2,290	2,453	2,556
Investment product sales per advisor	$1,174	1,189	994	776	709
Wholesale channel data:
Sales (net of commissions)	$15,598,998	9,469,932	4,541,812	2,346,749	1,375,222
Number of wholesalers	35	34	26	23	19
Institutional channel sales	$2,358,104	1,882,908	968,106	654,333	1,276,614

	As of December 31,
	2008	2007	2006	2005	2004
	(in millions)
Assets under management	$47,484	64,868	48,401	41,863	38,658
Balance sheet data:
Goodwill and identifiable intangible assets	221.2	228.4	228.4	250.3	250.3
Total assets	775.4	893.8	662.7	632.3	619.9
Short-term debt	-	-	-	1.7	35.0
Long-term debt	200.0	200.0	199.9	198.2	202.9
Total liabilities	455.3	512.1	418.0	384.9	401.0
Stockholders' equity	320.1	381.7	244.7	247.4	218.9

(1)
Includes a pre-tax charge of $16.5 million ($10.5 million net of tax) for restructuring charges consisting primarily of severance costs associated with our voluntary separation program as well as costs associated with terminating various projects under development; a charge of $7.2 million (not deductible for income tax purposes) to recognize the impairment of goodwill associated with ACF; additional amortization of our deferred acquisition cost asset of $6.5 million ($4.1 million net of tax) due to significant asset redemption activity and our review of the recoverability of our deferred sales commission asset; and a pre-tax charge of $2.1 million ($1.4 million net of tax) related to the settlement of miscellaneous litigation and other matters.

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

(3)
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

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Item contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the current views and assumptions of management with respect to future events regarding our business and the industry in general. These forward-looking statements include all statements, other than statements of historical fact, regarding our financial position, business strategy and other plans and objectives for future operations, including statements with respect to revenues and earnings, the amount and composition of assets under management, distribution sources, expense levels, redemption rates and the financial markets and other conditions. These statements are generally identified by the use of words such as "may," "could," "should," "would," "believe," "anticipate," "forecast," "estimate," "expect," "intend," "plan," "project," "outlook," "will," "potential" and similar statements of a future or forward-looking nature. Readers are cautioned that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance. Certain important factors that could cause actual results to differ materially from our expectations are disclosed in the "Risk Factors" section of this Form 10-K, which include, without limitation, the adverse effect from a decline in securities markets or in the relative investment performance of our products, our inability to pay future dividends, the loss of existing distribution channels or the inability to access new ones, a reduction of the assets we manage on short notice, and adverse results of litigation and/or arbitration. All forward-looking statements speak only as of the date on which they are made and we undertake no duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Expense Drivers

        Our major expenses are underwriting and distribution-related commissions, employee compensation, amortization of deferred sales commissions, subadvisory fee expenses and information technology expense.

Our Distribution Channels

        One of our distinctive qualities is that we are a significant distributor of investment products. Our retail products are distributed through our Advisors channel sales force of independent financial advisors or through our Wholesale channel, which includes third-parties such as other broker/dealers, registered investment advisors (including the retirement advisors of Legend) and various retirement platforms. We also market our investment advisory services to institutional investors, either directly or through consultants, in our Institutional channel.

        In the Advisors channel, our sales force consists of 2,366 independent financial advisors providing personal financial planning services to our clients across the United States, focusing on investment strategies for retirement, education funding, insurance, estate planning and other specific needs.

        In our Wholesale channel, we distribute retail mutual funds through broker/dealers, registered investment advisors, including Legend, our Florida-based retirement planning subsidiary and various retirement platforms. A team of 35 national wholesalers lead the efforts in this channel.

        Through our Institutional channel we manage assets for defined benefit pension plans, other investment companies (as a subadvisor), defined contribution plans, endowments and high net worth clients.

Market Developments

        During the past fiscal year, we operated in a period of high volatility in the financial markets. Over the twelve month period the Dow Jones Industrial Average declined 34% and the Standard & Poor's 500 Index declined 38%. Almost every class of financial assets experienced significant price declines and high volatility. Although the U.S. government took steps to stabilize the financial markets and the banking system and ensure continued availability of commercial and consumer credit, the economic outlook remains uncertain and we anticipate a challenging business climate in the year ahead.

Consequences of Market Developments

        Due to our assets under management at year-end being substantially less than our average assets under management for the year, we will likely experience a significant decline in revenues in 2009 unless market conditions improve.

        We took steps in the fourth quarter of 2008 to manage our expenses in response to current market conditions; however, we expect our net income and operating margins may be adversely affected, especially in the near future.

        During the fourth quarter of 2008 we offered a voluntary separation program to our employees that included enhanced severance benefits. A total of 169 employees accepted the program, which for most was effective by December 31, 2008. Related to this program, we recorded a restructuring charge of $16.5 million in general and administrative expenses. The restructuring charge includes $0.7 million for termination of various projects under development. We also reversed $7.9 million of previously recorded bonus accruals to reflect lower bonus awards for 2008.

        Due to significant asset redemption activity and our review of the recoverability of our deferred sales commission assets in the fourth quarter of 2008, we recorded $6.5 million in additional amortization ($0.7 million related to Class B shares and $5.8 million related to Class C shares), partially offset by higher CDSC revenue received during the fourth quarter as a result of higher redemption activity.

        Based on a review of goodwill and intangibles in the fourth quarter, we recorded a goodwill impairment charge of $7.2 million related to ACF based on declines in ACF's assets under management and the related adverse impact on its earnings potential.

Assets Under Management

        Assets under management of $47.5 billion on December 31, 2008 were 27% lower than the $64.9 billion reported a year earlier primarily due to market depreciation of $25.4 billion. Almost 90% of the year's market depreciation occurred during the last six months of the year. Net sales of $7.8 billion ($7.1 billion of which was generated by the Wholesale channel) partially offset market declines and increased redemptions.

Change in Assets Under Management (1)

	Advisors Channel	Wholesale Channel	Institutional Channel	Total
	(in millions)
December 31, 2008
Beginning Assets	$34,562	21,537	8,769	64,868
Sales (net of commissions)	3,724	15,599	2,359	21,682
Redemptions	(3,771)	(8,541)	(1,561)	(13,873)

Net Sales	(47)	7,058	798	7,809
Net Exchanges	(150)	145	-	(5)
Reinvested Dividends and Capital Gains	325	(271)	119	173

Net Flows	128	6,932	917	7,977
Market Depreciation	(11,218)	(10,980)	(3,163)	(25,361)

Ending Assets	$23,472	17,489	6,523	47,484

December 31, 2007
Beginning Assets	$29,905	10,819	7,677	48,401
Sales (net of commissions)	3,551	9,470	1,883	14,904
Redemptions	(3,829)	(2,795)	(2,128)	(8,752)

Net Sales	(278)	6,675	(245)	6,152
Net Exchanges	(180)	173	-	(7)
Reinvested Dividends and Capital Gains	245	(24)	105	326

Net Flows	(213)	6,824	(140)	6,471
Market Appreciation	4,870	3,894	1,232	9,996

Ending Assets	$34,562	21,537	8,769	64,868

December 31, 2006
Beginning Assets	$27,187	6,729	7,947	41,863
Sales (net of commissions)	3,216	4,541	968	8,725
Redemptions	(3,325)	(1,915)	(1,748)	(6,988)

Net Sales	(109)	2,626	(780)	1,737
Net Exchanges	(194)	185	-	(9)
Reinvested Dividends and Capital Gains	232	16	111	359

Net Flows	(71)	2,827	(669)	2,087
Market Appreciation	2,789	1,263	399	4,451

Ending Assets	$29,905	10,819	7,677	48,401

(1)
Includes all activity of the Funds and institutional and separate accounts, including money market funds and transactions at net asset value, accounts for which we receive no commissions.

        Average assets under management, which are generally more indicative of trends in revenue for providing investment management services than the year over year change in ending assets under management, increased by 13% as compared to 2007. However, average assets under management for the fourth quarter of 2008 were $48.4 billion, a 23% decrease from the fourth quarter average of $62.5 billion in 2007. The significant decline in our assets under management which took place in the second half of 2008 will continue to drive down our average assets under management if market conditions do not improve.

Average Assets Under Management

	2008		2007		2006
	Average	Percentage of Total	Average	Percentage of Total	Average	Percentage of Total
	(in millions, except percentage data)
Distribution Channel:
Advisors Channel
Equity	$24,201	80%	27,048	84%	23,821	84%
Fixed income	4,490	15%	4,154	13%	3,901	14%
Money market	1,428	5%	1,046	3%	798	2%

Total	$30,119	100%	32,248	100%	28,520	100%

Wholesale Channel
Equity	$23,268	98%	14,395	97%	8,499	95%
Fixed income	413	2%	380	3%	344	4%
Money market	152	0%	64	0%	70	1%

Total	$23,833	100%	14,839	100%	8,913	100%

Institutional Channel
Equity	$7,445	93%	7,199	92%	7,120	92%
Fixed income	584	7%	614	8%	624	8%
Money market	-	-	-	-	-	-

Total	$8,029	100%	7,813	100%	7,744	100%

Total by Asset Class:
Equity	$54,914	89%	48,642	89%	39,440	87%
Fixed income	5,487	9%	5,148	9%	4,869	11%
Money market	1,580	2%	1110	2%	868	2%

Total	$61,981	100%	54,900	100%	45,177	100%

        The following table summarizes our five largest mutual funds as of December 31, 2008 by ending assets under management and investment management fees for the last three years. The assets under management and management fees of our five largest mutual funds are presented as a percentage of our total assets under management and total management fees.

Five Largest Mutual Funds by Ending Assets Under Management and Investment Management Fees

	2008		2007		2006
	Ending	Percentage of Total	Ending	Percentage of Total	Ending	Percentage of Total
	(in millions, except percentage data)
By Assets Under Management:
Ivy Asset Strategy	$10,430	22%	8,419	14%	2,008	4%
Ivy Global Natural Resources	2,618	5%	8,464	15%	4,519	9%
Advisors Asset Strategy	2,411	5%	3,118	5%	1,899	4%
Advisors Core Investment	2,377	5%	4,240	7%	4,155	9%
Advisors Science & Technology	1,670	4%	2,851	5%	2,521	5%

Total	$19,506	41%	27,092	46%	15,102	31%

	(in thousands, except percentage data)
By Management Fees:
Ivy Asset Strategy	$71,957	18%	24,802	7%	7,094	2%
Ivy Global Natural Resources (1)	56,247	14%	50,944	14%	31,454	10%
Advisors Core Investment	21,053	5%	25,861	7%	25,635	8%
Advisors Asset Strategy	19,966	5%	15,696	4%	10,654	3%
Advisors Science & Technology	19,202	5%	22,310	6%	20,676	7%

Total	$188,425	47%	139,613	38%	95,513	30%

(1)
For the years ended December 31, 2008, 2007 and 2006, we paid subadvisory fees of $28.8 million, $25.6 million and $15.8 million, respectively, to MFC for subadvisory services. The subadvisory agreement with MFC is renewable on an annual basis.

Results of Operations

Fourth Quarter 2008

        Due to the effects of the negative market developments summarized earlier, we experienced a significant decline in assets under management and associated revenues concentrated in the last six months of 2008. These declines were a contributing factor to several actions taken by the company during the fourth quarter which resulted in one-time charges to our income statement. The table below details the components of operating income for the quarters ended December 31, 2008 and 2007. Significant changes to individual line items are summarized below.

	For the Quarter Ended December 31,		Variance
	2008	2007	2008 vs. 2007
	(in thousands, except percentage data)

Investment management fees	$76,397	105,296	-27%
Underwriting and distribution fees	89,343	106,345	-16%
Shareholder service fees	25,304	24,476	3%

Total revenues	191,044	236,117	-19%
Underwriting and distribution	114,164	122,745	-7%
Compensation and related costs	21,140	31,901	-34%
General and administrative	32,894	13,819	138%
Subadvisory fees	5,385	12,532	-57%
Depreciation	3,481	3,140	11%
Goodwill impairment	7,222	-	NM

Total operating expenses	184,286	184,137	0%

Operating income	$6,758	51,980	-87%

        Investment management fee revenue declined due to an average asset decline in the fourth quarter of 2008 of 23% compared to last year's fourth quarter. A lower effective management fee rate (62.8 basis points in the current quarter compared to 66.9 basis points in the fourth quarter of 2007) also impacted revenues. The decline in rate is due to a mix-shift in assets under management to lower fee products. A significant decrease in underwriting and distribution fee revenue of $14.0 million occurred in the Advisors channel compared to the same period last year, primarily due to lower Rule 12b-1 asset-based service and distribution fees based on a decline in average assets under management. The decrease was partially offset by increased revenues related to the sale of insurance products of $1.7 million and fee-based asset allocation products of $1.4 million. CDSC revenues also increased $2.7 million in the Wholesale channel compared to the prior year due to higher redemptions in 2008.

        Due to significant asset redemption activity and our review of the recoverability of our deferred sales commission assets in the fourth quarter of 2008, we recorded $6.5 million in additional amortization ($0.7 million related to Class B shares and $5.8 million related to Class C shares), partially offset by higher CDSC revenue recorded during the fourth quarter based on higher redemptions. Amortization of deferred sales commission assets is included in Underwriting and distribution expense in the statements of income.

        Compensation and related costs were lower in this year's fourth quarter primarily due to the reversal of previously accrued bonuses of $7.9 million and an overall lower bonus pool in 2008 to reflect current market and economic conditions. General and administrative expenses increased significantly due to the restructuring charge of $16.5 million. Subadvisory fees declined due to the decline in subadvised average assets under management ($5.0 billion in the fourth quarter of 2008 compared to $12.0 billion in the same quarter last year). We also recorded a goodwill impairment charge of $7.2 million in this year's fourth quarter related to ACF based on declines in ACF's assets under management and the related adverse impact on its earnings potential.

        Our available for sale investment portfolio had unrealized losses of $6.2 million as of December 31, 2008. If market conditions persist and the decline in value is determined to be other than temporary, it is possible that future periods could include the realization of these losses as a charge to net income.

Fiscal Year 2008

Net Income

	For the Year Ended December 31,			Variance
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(in thousands, except percentage data)

Net Income	$96,163	125,497	46,112	-23%	172%
Earnings per share:
Basic	$1.17	1.55	0.57	-25%	172%
Diluted	$1.15	1.52	0.55	-24%	176%
Operating Margin	18%	23%	12%	-5%	11%

        We reported net income of $96.2 million, or $1.15 per diluted share, in 2008 compared to $125.5 million, or $1.52 per diluted share in 2007 and $46.1 million, or $0.55 per diluted share in 2006.

        Operating results for 2008 include a restructuring charge of $16.5 million, a goodwill impairment charge of $7.2 million related to our subsidiary ACF based on declines in ACF's assets under management and the related adverse impact on its earnings potential and $6.5 million in additional amortization to reduce our deferred acquisition cost asset.

        Operating results for 2006 include a charge of $55.0 million related to our settlement with the SEC, the New York Attorney General and the Kansas Securities Commission regarding market timing allegations, $12.0 million of which represented non-deductible penalties. During 2006 we also recorded a goodwill impairment charge of $20.0 million related to ACF based on the negative impact of the decline in ACF's assets under management and diminished involvement of ACF's investment staff in mutual fund advisory responsibilities, which adversely impacted its earnings potential. Fiscal 2006 also included a restructuring charge of $1.9 million at ACF for employee separation costs, in response to a decline in investment performance and related loss of assets under management.

Total Revenues

        Total revenues increased 10% and 17% for the fiscal years 2008 and 2007, respectively, attributable to growth in average assets under management of 13% and 22% for the two years.

	For the Year Ended December 31,			Variance
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(in thousands, except percentage data)

Investment management fees	$399,863	372,345	311,525	7%	20%
Underwriting and distribution fees	416,762	371,085	317,458	12%	17%
Shareholder service fees	102,495	94,124	89,672	9%	5%

Total revenues	$919,120	837,554	718,655	10%	17%

Investment Management Fee Revenues

        Investment management fee revenues are earned for providing investment advisory services to the Funds and to institutional and separate accounts. Investment management fee revenues increased $27.5 million, or 7%, in 2008 and $60.8 million, or 20%, in 2007.

        Revenues from investment management services provided to our retail mutual funds, which are distributed through the Advisors and the Wholesale channels, were $364.7 million in 2008 and increased $31.9 million, or 10%, compared to 2007, while the related retail average assets increased 15%. Investment management fee revenues increased less than the related retail average assets due to significant sales growth in our Asset Strategy funds, which have lower than average management fee rates. Investment management fee revenues in 2007 were impacted by the decrease in management fee rates on certain funds in compliance with the New York Attorney General settlement that took place in the fourth quarter of 2006 and has reduced management fees by approximately $5.0 million on an annual basis. Revenues from investment management services provided to our retail mutual funds were $332.8 million in 2007 and increased $62.6 million, or 23%, compared to 2006, while the related retail average assets increased 26%. Retail sales in 2008 and 2007 were $19.3 billion and $13.0 billion, respectively, representing a 48% and 68% increase over sales in 2007 and 2006, respectively, with the majority of the growth in retail sales occurring in our Wholesale channel.

        Institutional and separate account revenues were $35.2 million, $39.5 million and $41.3 million in 2008, 2007 and 2006, respectively. The decrease in account revenues in 2008 was primarily attributable to a management fee rate decrease on certain institutional accounts. The decrease in account revenues in 2007 was attributable to a decline in ACF's average assets by 27% and a management fee rate decrease on certain institutional accounts.

        Long-term redemption rates (which exclude money market fund redemptions) in the Advisors channel improved to 8.9% in 2008 compared to 9.1% and 9.2% in 2007 and 2006, respectively. In the Wholesale channel, long-term redemption rates were 35.5% in 2008, an increase from 18.5% in 2007 and 21.0% in 2006. The Wholesale channel's elevated rate in 2008 is a direct consequence of the volatility in the financial markets which occurred during the second half of the year and includes a 75.2% fourth quarter redemption rate. We expect the Advisors channel long-term redemption rate to remain lower than that of the Wholesale channel due to the personal and customized nature in which our financial advisors provide service to our clients.

        The long-term redemption rate for our Institutional channel was 19.4% in 2008 compared to 27.2% in 2007 and 22.6% in 2006. The higher institutional redemption rate in 2007, which is based on total redemptions for the period of $2.1 billion, reflected redemptions across multiple investment disciplines, including large cap growth, small cap growth, core equity and international growth.

Underwriting and Distribution Fee Revenues and Expenses

        The following tables illustrate our underwriting and distribution fee revenues and expenses segregated by distribution channel for the years ended December 31, 2008, 2007 and 2006:

	Total
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(in thousands, except percentage data)

Revenue	$416,762	371,085	317,458	12%	17%
Expenses:
Direct	361,005	300,929	244,454	20%	23%
Indirect	135,817	121,345	112,084	12%	8%

Total Expenses	496,822	422,274	356,538	18%	18%

Net Underwriting & Distribution	$(80,060)	(51,189)	(39,080)	-56%	-31%

	Advisors Channel
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Revenue	$235,343	238,210	225,313	-1%	6%
Expenses:
Direct	163,183	163,513	154,580	0%	6%
Indirect	92,384	84,777	82,337	9%	3%

Total Expenses	255,567	248,290	236,917	3%	5%

Net Underwriting & Distribution	$(20,224)	(10,080)	(11,604)	-101%	13%

	Wholesale Channel
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Revenue	$181,419	132,875	92,145	37%	44%
Expenses:
Direct	197,822	137,416	89,874	44%	53%
Indirect	43,433	36,568	29,747	19%	23%

Total Expenses	241,255	173,984	119,621	39%	45%

Net Underwriting & Distribution	$(59,836)	(41,109)	(27,476)	-46%	-50%

        The Advisors channel is the largest source of underwriting and distribution revenue, given that a significant amount of Wholesale mutual fund sales are load-waived, with the exception of investment product sales by Legend advisors. A portion of underwriting and distribution fee revenues are derived from sales commissions charged on front-end load products sold by our financial advisors, including mutual fund Class A shares (those sponsored by the Company and those underwritten by other non-proprietary mutual fund companies), variable annuities and financial planning fees. The remainder of underwriting and distribution revenues are received from Rule 12b-1 asset-based distribution and service fees earned on both load and load-waived and deferred-load products sold by our financial advisors and third party intermediaries, asset-based fees earned on our asset allocation products, and commissions earned on the sale of other insurance products.

        We divide the costs of underwriting and distribution into two components—direct costs and indirect costs. Direct selling costs fluctuate with sales volume, such as advisor commissions and commission overrides paid to field management, advisor incentive compensation, commissions paid to third parties and to our own wholesalers, and related overrides in our Wholesale channel. To a lesser extent, direct selling costs fluctuate with assets under management, such as Rule 12b-1 service and distribution fees paid to the same parties. Indirect selling costs are fixed costs that do not necessarily fluctuate with sales levels. Indirect costs include expenses incurred by our home office and field offices such as wholesaler salaries, marketing costs, promotion and distribution of our products through the Advisors and Wholesale channels; support and management of our financial advisors such as field office overhead, sales programs, technology infrastructure; and costs of managing and supporting our wholesale efforts through technology infrastructure and personnel. While the Institutional channel does have marketing expenses, those expenses are accounted for in our compensation and related costs and general and administrative expense lines instead of underwriting and distribution because of the channel's integration with our investment management division, its relatively small size and the fact that there are no Rule 12b-1 fees, loads, CDSCs, or any other charges to separate account clients except investment management fees. We recover certain of our underwriting and distribution costs through Rule 12b-1 service and distribution fees, which are paid by the Funds. We also have Rule 12b-1 service and/or distribution plans for the Ivy Funds, Ivy Funds VIP, InvestEd and Advisor Funds. All Rule 12b-1 service and distribution fee revenue received from the Funds is recorded on a gross basis.

        Underwriting and distribution revenues increased by $45.7 million, or 12%, in 2008 compared to 2007. A majority of the increase in revenues was due to higher Rule 12b-1 asset-based service and distribution fees of $36.7 million as a result of an increase in average mutual fund assets under management. Additionally, revenues from fee-based asset allocation products increased $11.5 million. CDSC revenues increased in the Wholesale channel by $4.9 million due to higher redemptions in 2008, concentrated in the second half of the year. Revenue on front-load product sales sold in the Wholesale channel increased by $3.0 million but decreased in the Advisors channel by $4.5 million. Financial planning revenues decreased by $1.6 million. Lower advisory fees, Rule 12b-1 service fee revenues and point of sale commissions earned by Legend decreased revenue by $6.9 million compared to the prior year as their assets under administration decreased from $5.1 billion at the beginning of 2008 to $3.5 billion at the end of the year.

        Underwriting and distribution revenues increased by $53.6 million, or 17%, in 2007 compared to 2006. A majority of the increase in revenues was due to higher Rule 12b-1 asset-based service and distribution fees of $45.7 million as a result of an increase in average mutual fund assets under management. Additionally, revenues from fee-based asset allocation products increased $3.6 million, primarily attributable to modified fee-based asset allocation products introduced in April 2007. The introduction of these products was a contributing factor to a decline in front-load product sales and a resulting decrease of $2.5 million related to revenue on front-load product sales sold in the Advisors channel. Higher advisory fees, Rule 12b-1 service fee revenues and point of sale commissions earned by Legend added another $6.8 million in revenue compared to the prior year as their assets under administration increased.

        Underwriting and distribution expenses increased by $74.5 million, or 18%, in 2008, when compared with the prior year. A majority of this increase was attributed to higher direct expenses in the Wholesale channel of $60.4 million as a result of higher sales volume and an increase in average wholesale assets under management. Specifically, we incurred higher Rule 12b-1 asset-based service and distribution expenses, increased dealer compensation paid to third party distributors, higher wholesaler commissions and higher amortization expense of deferred sales commissions. In 2008, based on significant asset redemption activity in the latter part of the year and our review of the recoverability of our deferred sales commission assets, we recorded $6.5 million in additional amortization ($0.7 million related to Class B shares and $5.8 million related to Class C shares). This additional expense was partially offset by higher

CDSC revenue of $2.0 million received in the fourth quarter due to higher redemptions. Direct expenses in the Advisors channel remained largely unchanged due to higher amortization expense of deferred sales commissions of $1.8 million and higher Rule 12b-1 asset-based service and distribution commissions of $1.4 million, offset by lower point of sale commissions on front-load product sales of $2.6 million and a $1.2 million decrease in financial planning fee expenses. The increase in indirect expenses in the Advisors channel of $7.6 million was due to increased convention, employee compensation and benefits, information technology and field office expenses. The indirect expenses increase of $6.9 million in the Wholesale channel was driven by higher costs associated with developing our non-proprietary distribution outlets. These costs include a $4.2 million increase for higher marketing costs for promotion and distribution of our products through the Wholesale channel based on higher sales volume and a $2.7 million increase in compensation expenses, partially due to adding more wholesalers during the year.

        Underwriting and distribution expenses increased by $65.7 million, or 18%, in 2007 when compared with the prior year. A majority of this increase was attributed to higher direct expenses in the Wholesale channel of $47.5 million as a result of higher sales volume and an increase in average Wholesale assets under management. Specifically, we incurred higher Rule 12b-1 asset-based service and distribution expenses, increased dealer compensation paid to third party distributors, higher wholesaler commissions and higher amortization expense of deferred sales commissions. Direct expenses in the Advisors channel increased $8.9 million due to higher Rule 12b-1 asset-based service and distribution commissions of $23.3 million, offset by $12.6 million of deferred sales commissions capitalized in 2007 in association with our fee-based asset allocation products and a $1.8 million decrease in financial planning fee expenses. The increase in indirect expenses in the Advisors channel of $2.4 million was due to increased sales support and field office expenses, partially offset by decreases in convention and recruiting expenses. The indirect expenses increase of $6.8 million in the Wholesale channel was driven by higher costs associated with developing our non-proprietary distribution outlets. These costs include a $5.2 million increase for higher marketing costs for promotion and distribution of our products through the Wholesale channel based on higher sales volume and a $1.6 million increase in base salaries and payroll taxes primarily as a result of adding more wholesalers during 2007.

Shareholder Service Fee Revenues

        Shareholder service fee revenues primarily include transfer agency fees, custodian fees from retirement plan accounts, and portfolio accounting and administration fees. During 2008 and 2007, shareholder service fee revenue increased by 9% and 5%, respectively, compared to 16% and 10% increases each year in the average number of accounts. The average number of shareholder accounts grew to 3.56 million in 2008 compared to 3.06 million in 2007 and 2.79 million in 2006. Effective September 1, 2006, our servicing contract with the Funds was renegotiated, resulting in reduced fees received by us for servicing wholesale accounts. Historically, our account growth has mirrored our growth in revenue; however, with this reduced fee structure for wholesale accounts, our future revenue growth will not necessarily be tied to overall account growth. A portion of the fee reduction for wholesale accounts was offset by negotiating a networking fee reimbursement with the Funds for amounts paid to third party broker/dealers.

Total Operating Expenses

        Operating expenses increased $110.9 million, or 17%, in 2008 compared to 2007 primarily due to increased underwriting and distribution expense, a $16.5 million restructuring charge recorded in general and administrative and a goodwill impairment charge in the current year.

        Operating expenses increased $13.2 million, or 2%, in 2007 compared to 2006 primarily due to increased underwriting and distribution expenses and subadvisory fees, offset by litigation-related charges recorded in 2006 in general and administrative and an impairment charge related to goodwill, also recorded in 2006. Underwriting and distribution expenses are discussed above.

	For the Year Ended December 31,			Variance
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(in thousands, except percentage data)
Underwriting and distribution	$496,822	422,274	356,538	18%	18%
Compensation and related costs	119,057	115,905	110,101	3%	5%
General and administrative	76,370	48,487	100,604	58%	-52%
Subadvisory fees	41,122	43,844	30,758	-6%	43%
Depreciation	13,198	12,412	11,725	6%	6%
Goodwill impairment	7,222	-	20,000	NM	NM

Total operating expenses	$753,791	642,922	629,726	17%	2%

Compensation and Related Costs

        Compensation and related costs in 2008 increased $3.2 million, or 3%, compared to 2007. Base salaries and payroll taxes contributed $6.3 million to the increase, primarily due to an increase in average headcount of 8.3% and annual merit increases during the current year. The voluntary separation program was effective for a majority of the 169 participants as of December 31, 2008; therefore, we expect compensation expense in 2009 will be reduced from 2008 levels. Share-based compensation accounted for $5.3 million of the increase primarily due to higher amortization expense associated with our April 2007, December 2007 and April 2008 grants of nonvested stock compared to grants that became fully vested in 2008. Group insurance costs increased $1.9 million compared to 2007 based on unfavorable claims experience. These expense increases were offset by decreased incentive compensation expense of $7.5 million and increased capitalized software development activities of $2.3 million, primarily due to technology initiatives associated with expansion of our brokerage capabilities and lower pension and savings plan costs of $1.2 million based on favorable investment returns on our pension assets experienced during 2007.

        Compensation and related costs in 2007 increased $5.8 million, or 5%, compared to 2006. During 2006, we incurred charges of $1.9 million (which included $1.5 million of share-based compensation expense) at ACF in response to a decline in investment performance and related loss of assets under management. Excluding this charge, compensation and related costs increased by $7.7 million. Base salaries and payroll taxes contributed $3.8 million to the increase, primarily due to an increase in headcount of 4.3% and annual merit increases during 2007. Share-based compensation accounted for $3.3 million of the increase primarily due to higher amortization expense associated with our December 2006 and April 2007 grants of nonvested stock compared to grants that became fully vested in December 2006 and throughout 2007. Incentive compensation also increased $2.0 million during 2007 due to investment performance incentives earned by our investment management division and increased executive management bonuses. These expense increases were offset by increased capitalized software development activities of $1.0 million, primarily due to technology initiatives associated with expansion of our brokerage capabilities.

General and Administrative Expenses

        General and administrative expenses are operating costs other than those related to compensation and to distribution efforts, including, but not limited to, computer services and software costs, telecommunications, facilities costs of our home offices, costs of professional services including legal and accounting, and insurance.

        General and administrative expenses increased $27.9 million in 2008 compared to 2007. Fiscal year 2008 included a $16.5 million restructuring charge related to the voluntary separation of 169 employees and the termination of various projects under development. The $16.5 million charge was comprised of $15.0 million in employee compensation and other benefit costs, $795 thousand for accelerated vesting of nonvested stock and $717 thousand in project development costs, including $500 thousand for the early termination of a contract. We also recorded a $1.6 million charge for the settlement of miscellaneous litigation. Excluding these charges, general and administrative expenses increased $9.5 million compared to 2007. Higher costs for third party subaccounting, networking fees and computer services were primarily responsible for the current year increase.

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

Goodwill Impairment

        Due to the decline in the financial markets during the second half of 2008, we performed a review of goodwill and intangibles in the fourth quarter. We recorded an impairment charge of $7.2 million related to ACF goodwill based on declines in ACF's assets under management and the related adverse impact on its earnings potential. All goodwill related to ACF has now been written off.

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

        Subadvisory expenses for the years ended 2008, 2007 and 2006 were $41.1 million, $43.8 million and $30.8 million, respectively, while subadvised average assets under management were $10.2 billion, $10.4 billion and $7.1 billion for the years ended December 31, 2008, 2007 and 2006, respectively. Significant sales growth in our Wholesale channel over the past three years, particularly sales of our subadvised specialty mutual fund products, has driven increased expenses. Subadvised assets under management at December 31, 2008 dropped to $4.8 billion. Since subadvisory expenses are a function of sales, redemptions and market action for subadvised assets, the lower asset base will likely result in a significant decrease to subadvisory expenses for the coming year. Subadvisory revenues will also decrease in 2009 based on the lower asset base. Revenues earned on the Ivy Global Natural Resources fund, which accounted for approximately 70% of our subadvisory fee revenues in 2008, are expected to decrease over 50% in 2009.

Other Income and Expenses

Investment and Other Income

        Investment and other income for 2008 decreased by $13.3 million compared to 2007. Mark-to-market adjustments to our trading portfolio accounted for $6.4 million of the decline. Losses in our trading portfolio were $5.5 million compared to gains of $900 thousand in 2007. There were no gains from the sale of available-for-sale mutual fund holdings in 2008 compared to $3.6 million in gains recorded on sales in 2007. Lower effective interest rates on cash and short-term investments in 2008, partially offset by higher average balances, also resulted in a reduction to investment income of $3.3 million.

        Investment and other income for 2007 increased by $4.0 million over 2006. The increase was primarily attributable to $2.1 million related to increased interest on cash balances, a $1.0 million write-down of other investments in 2006 and higher earnings of $0.5 million from mutual funds in the trading portfolio.

Interest Expense

        Interest expense increased $0.2 million in 2008 compared to the prior year due to increased costs associated with our $175.0 million credit facility which was renewed in October 2008.

        Interest expense decreased $0.3 million in 2007 compared to the prior year due to the refinancing of $200.0 million in senior notes in January of 2006, which had a lower interest rate than the old notes.

Income Taxes

        Our effective income tax rate was 38.5%, 37.0% and 48.3% in 2008, 2007 and 2006, respectively. The effective tax rate in 2008 increased compared to 2007 primarily as a result of the non-deductible goodwill impairment charge recorded during 2008. Our 2008 effective tax rate, removing the effect of this non-deductible charge, would have been 36.8%. The effective income tax rate, exclusive of the non-deductible goodwill impairment, decreased slightly in 2008 over that of 2007 due to the Company generating larger state tax incentives in 2008 than those generated in 2007. The lower effective tax rate in 2007 as compared to 2006 was mainly a result of the non-deductible goodwill impairment charge and non-deductible fines recorded during 2006. The 2006 effective tax rate, removing the effect of these non-deductible charges and state tax incentives recorded in 2006, would have been 36.4%. The slight increase in the 2007 rate as compared to the 2006 rate, excluding non-deductible charges and state tax incentives, was due to changes in state legislation in jurisdictions in which the Company operates.

Liquidity and Capital Resources

        The following table summarizes certain key financial data relating to our liquidity and capital resources:

	For the Year Ended December 31,			Variance
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(in thousands, except percentage data)
Balance Sheet Data:
Cash and cash equivalents	$210,328	263,914	163,887	-20%	61%
Cash and cash equivalents - restricted	48,713	99,886	32,629	-51%	206%
Investment Securities	58,684	50,913	48,129	15%	6%
Long-term debt	199,969	199,955	199,942	0%	0%
Cash Flow Data:
Operating cash flows	124,377	128,111	93,011	-3%	38%
Investing cash flows	(24,429)	(5,146)	(2,332)	375%	121%
Financing cash flows	(153,534)	(22,938)	(63,486)	-569%	64%

        Our operations provide much of the cash necessary to fund our priorities, as follows:

  •
  Finance internal growth

  •
  Pay dividends

  •
  Repurchase our stock

Finance Internal Growth

        We use cash to fund growth in our distribution channels. Our Wholesale channel, which has a higher cost to gather assets, requires cash outlays for wholesaler commissions and commissions to third parties on deferred load product sales. We continue to invest in our Advisors channel by providing additional support to our advisors through training opportunities, wholesaling efforts and enhanced technology tools.

Pay Dividends

        The Board of Directors approved increases in the quarterly dividend on our common stock from $.15 per share to $.17 per share beginning with our first quarter 2007 dividend, paid on May 1, 2007 and from $.17 per share to $.19 per share beginning with our first quarter 2008 dividend, paid on May 1, 2008. Dividends on our common stock resulted in financing cash outflows of $63.7 million, $55.4 million and $50.6 million in 2008, 2007 and 2006, respectively.

Repurchase Our Stock

        In 2008, we repurchased 3.3 million of our shares, compared to 2.4 million shares and 1.1 million shares in 2007 and 2006, respectively. In the future, we plan to repurchase shares, at a minimum, to offset dilution from shares issued for employee share plans. Additionally, during 2009 we expect to repurchase approximately 374,000 shares from employees who elect to tender shares to cover their minimum tax withholdings arising from the vesting of nonvested shares.

Operating Cash Flows

        Cash from operations is our primary source of funds and decreased slightly in the current year. Increased revenues combined with higher non-cash amortization of deferred sales commissions and higher non-cash share-based compensation expense partially offset the impact of considerably lower net earnings in 2008 compared to 2007.

        We anticipate that our 2009 contribution to our Pension Plan will be made from cash generated from operations and will be in the range from $7.0 to $12.0 million.

Investing Cash Flows

        Investing activities consist primarily of the purchase and sale of available-for-sale investment securities, as well as capital expenditures. We expect our 2009 capital expenditures to decline based on completion of our home office facilities renovation, initiated in 2007. A portion of the renovation was a contractual obligation under our operating agreement.

Financing Cash Flows

        As noted previously, dividends and stock repurchases accounted for a majority of our financing cash outflows in 2008. An increase in our stock price during 2007 resulted in substantial stock option exercises, and cash provided by stock option exercises was $84.6 million for that year.

        On January 13, 2006, we issued $200.0 million in principal amount 5.60% senior notes due 2011 resulting in net proceeds of approximately $198.2 million (net of discounts, commissions and estimated expenses). We used these proceeds, together with cash on hand, to repay the entire $200.0 million aggregate principal amount outstanding of our 7.50% senior notes due January 18, 2006. The notes represent senior unsecured obligations and are rated "Baa2" by Moody's and "BBB" by Standard & Poor's. Interest is payable semi-annually on January 15 and July 15 at a rate of 5.60% per annum. The Company, at its option, may call these notes at any time pursuant to a make whole redemption provision, which would compensate holders for any changes in interest rate levels of the notes upon early extinguishment. The Company currently has no intention to call these notes.

        The Company entered into a 364-day revolving credit facility (the "Credit Facility") with various lenders, effective October 6, 2008, which initially provides for borrowings of up to $175.0 million and replaced the Company's previous three-year revolving credit facility. Lenders could, at their option upon the Company's request, expand the facility to $200.0 million. During 2008 and at December 31, 2008 there were no borrowings outstanding under the Credit Facility. Borrowings under the Credit Facility bear interest at various rates including adjusted LIBOR or an alternative base rate plus, in each case, an incremental margin based on the Company's credit rating. The Credit Facility also provides for a facility fee on the daily aggregate amount of commitment under the revolving facility (whether or not utilized). The facility fee is also based on the Company's credit rating level. The Credit Facility contains financial covenants with respect to leverage and interest coverage, both of which we were in compliance with throughout fiscal 2008.

Short Term Liquidity and Capital Requirements

        Management believes its available cash, marketable securities and expected cash flow from operations will be sufficient to fund its short-term operating and capital requirements during 2009. Expected short-term uses of cash include expected dividend payments, interest payments on outstanding debt, income tax payments, share repurchases, payment of deferred commissions to our financial advisors and third parties, capital expenditures, pension funding and home office leasehold improvements, and could include strategic acquisitions.

        We pay our financial advisors and third parties upfront commissions on the sale of Class B shares, Class C shares and certain fee-based asset allocation products. Funding of such commissions during the years ended December 31, 2008, 2007 and 2006 totaled $69.5 million, $49.6 million and $19.6 million, respectively. The primary driver of the increase in 2008 was Class C shares, for which $40.3 million of commissions were funded in 2008. The primary drivers of the increase in 2007 were Class C shares and asset allocation products, for which $26.9 million and $14.4 million of commissions were funded in 2007, respectively. Management expects future cash requirements for sales commissions may exceed the level experienced in previous years due to increased sales in our fee-based asset allocation products and sales growth in the sale of Class B and Class C shares.

Long Term Liquidity and Capital Requirements

        Expected long-term capital requirements include indebtedness, operating leases and purchase obligations, and potential recognition of tax liabilities, summarized in the following table as of December 31, 2008. Purchase obligations include amounts that will be due for the purchase of goods and services to be used in our operations under long-term commitments or contracts. The majority of our purchase obligations are reimbursable to us by the Funds.

	Total	2009	2010- 2011	2012- 2013	Thereafter/ Indeterminate
	(in thousands)
Long-term debt obligations, including interest	$227,969	11,200	216,769	-	-
Non-cancelable operating lease commitments	72,039	17,703	27,215	15,810	11,311
Purchase obligations	124,170	39,006	55,560	26,332	3,272
Unrecognized tax benefits	4,903	1,094	-	-	3,809

	$429,081	69,003	299,544	42,142	18,392

        Other possible long-term discretionary uses of cash could include capital expenditures for enhancement of technology infrastructure and home office expansion, strategic acquisitions, payment of dividends, income tax payments, seed money for new products, payment of upfront fund commissions for Class B shares, Class C shares and certain fee-based asset allocation products, and repurchases of our common stock.

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

Accounting for Goodwill and Intangible Assets

        As of December 31, 2008, our total goodwill and intangible assets were $221.2 million, or 29%, of our total assets. Two significant considerations arise with respect to these assets that require management estimates and judgment: (i) the valuation in connection with the initial purchase price allocation, and (ii) the ongoing evaluation of impairment.

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

        We complete an ongoing review of the recoverability of goodwill and intangible assets using a fair-value based approach on an annual basis or more frequently whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Intangible assets with indefinite lives, primarily acquired mutual fund advisory contracts, are also tested for impairment annually by comparing their fair value to the carrying amount of the asset. We consider mutual fund advisory contracts indefinite lived intangible assets as they are expected to be renewed without significant cost or modification of terms. Factors that are considered important in determining whether an impairment of goodwill or intangible assets might exist include significant continued underperformance compared to peers, the likelihood of termination or non-renewal of a mutual fund advisory or subadvisory contract or substantial changes in revenues earned from such contracts, significant changes in our business and products, material and ongoing negative industry or economic trends, or other factors specific to each asset or subsidiary being evaluated. Because of the significance of goodwill and other intangibles to our consolidated balance sheets, the annual impairment analysis is critical. Any changes in key assumptions about our business and our prospects, or changes in market conditions or other externalities, could result in an impairment charge.

Accounting for Income Taxes

        In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain. In addition, respective tax authorities periodically audit our income tax returns. These audits examine our significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions. We adjust our income tax provision in the period in which we determine the actual outcomes will likely be different from our estimates. The recognition or derecognition of income tax expense related to uncertain tax positions is determined under the guidance as prescribed by Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109." During 2008 and 2007, the Company settled five open tax years and two open tax years, respectively, that were undergoing audit by state jurisdictions in which the Company operates. In 2006 the Company settled five open tax years, 2000 through 2004, that were undergoing audit by the United States Internal Revenue Service. These audits were settled in all material respects with no significant adjustments. The Company is currently undergoing audits in various other state jurisdictions that have not yet been settled.

        We recognize an asset or liability for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, including the determination of any valuation allowance that might be required for deferred tax assets. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of assets are recovered or liabilities are settled. As of December 31, 2008, two of the Company's subsidiaries have state net operating loss carryforwards in certain states in which those companies file on a separate company basis. These entities have recognized a deferred tax asset for such carryforwards. The carryforwards, if not utilized, will expire between 2009 and 2028. Management believes it is not more likely than not that the subsidiaries will generate sufficient future taxable income in these states to realize the benefit of these state net operating loss carryforwards and, accordingly, a valuation allowance has been established at December 31, 2008, December 31, 2007 and December 31, 2006. We have not recorded a valuation allowance on any other deferred tax assets as of the current reporting period based on our belief that operating income will, more likely than not, be sufficient to realize the benefit of these assets over time. In the event that actual results differ from estimates or if our historical trend of positive operating income changes, we may be required to record a valuation allowance on deferred tax assets, which could have a significant effect on our consolidated financial condition and results of operations. Finally, income taxes are recorded at the rates in effect in the various tax jurisdictions in which we operate. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.

Pension and Other Postretirement Benefits

        Accounting for our pension and postretirement benefit plans requires us to estimate the cost of benefits to be provided well into the future and the current value of our benefit obligations. Three critical assumptions affecting these estimates are the discount rate, the expected return on assets, and the expected health care cost trend rate. The discount rate assumption is based on the Mercer Bond Model, which calculates the yield on a theoretical portfolio of high-grade corporate bonds with cash flows that generally match our expected benefit payments. The expected return on plan assets and health care cost trend rates are based upon an evaluation of our historical trends and experience, taking into account current and expected future market conditions. Other assumptions include rates of future compensation increases, participant withdrawals and mortality rates, and participant retirement ages. These estimates and assumptions impact the amount of net pension expense or income recognized each year and the measurement of our reported benefit obligation under the plans.

        We continue to utilize a discount rate for our pension and postretirement plans of 6.75%. In 2007, to reflect market interest rates, we increased the discount rate for our plans to 6.75% from the 6.0% used in 2006. We continue to assume long-term asset returns of 7.75% on the assets in our pension plan, the same as our assumption in 2007 and 2006. Plan assets are invested in styles including large cap growth, asset strategy, core plus fixed income and science and technology. Our portfolio mix at year-end was 41% large cap growth, 38% asset strategy, 10% core plus fixed income, 9% science and technology and 2% cash. Our targeted allocation percentages are 40% large cap growth, 35% asset strategy, 13% core plus fixed income, 10% science and technology and 2% cash.

        The effect of hypothetical changes to selected assumptions on the Company's retirement benefit plans would be as follows:

		December 31, 2008	December 31, 2009
Assumptions	Change	Increase (Decrease) PBO/APBO (1)	Increase (Decrease) Expense (2)
(in thousands)
Pension
Discount rate	+/-50 bps	$(4,632)/5,024	$(526)/566
Expected return on assets	+/-50 bps	N/A	(388)/388
OPEB
Discount rate	+/-50 bps	(241)/261	(20)/19
Health care cost trend rate	+/-100 bps	511/(444)	92/(78)

(1)
Projected benefit obligation ("PBO") for pension plans and accumulated postretirement benefit obligation ("APBO") for Postretirement Benefits Other Than Pension plans.

(2)
Pre-tax impact on expense.

Deferred Sales Commissions

        We pay upfront sales commissions to our financial advisors and third party intermediary broker/dealers in connection with the sale of certain classes of mutual fund shares sold without a front-end sales charge. These costs are capitalized and amortized over the period during which the shareholder is subject to a CDSC, not to exceed five years. We recover these costs through Rule 12b-1 and other distribution plan fees, which are paid by the applicable share classes of the Advisors Funds, Ivy Funds and InvestEd portfolios, along with CDSCs paid by shareholders who redeem their shares prior to completion of the required holding periods. Should we lose our ability to recover such sales commissions through distribution plan payments and CDSCs, the value of these assets would immediately decline, as would future cash flows. We periodically review the recoverability of deferred sales commission assets as events or changes in circumstances indicate that the carrying amount of deferred sales commission assets may not be recoverable and adjust the deferred assets accordingly.

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

Accounting Pronouncements

        In June 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. We do not expect material changes to our basic earnings per share calculations in 2009. All prior-period earnings per share data presented must be adjusted retrospectively to conform to the provisions of this standard. There will be no change to our quarterly and annual basic earnings per share information for prior periods due to the adoption of this standard; however, the impact on quarterly and annual basic earnings per share is expected to be immaterial through 2008.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. It is not expected that the provisions of SFAS No. 162 will have an impact on the Company's results of operations or financial position.

        In April 2008, the FASB issued FSP SFAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP SFAS 142-3"). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008. It is not expected that the adoption of this standard on January 1, 2009 will significantly affect our results of operations or financial condition.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51" ("SFAS No. 160"). This standard amends ARB No. 51 to establish accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest that should be reported as equity in the consolidated financial statements. The provisions of SFAS No. 160 are effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years, and the standard is to be applied prospectively. The Company does not have a non-controlling interest in any of its consolidated reporting entities and therefore this standard does not currently apply.

        In December 2007, the FASB amended SFAS No. 141, "Business Combinations," which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. These provisions are effective for fiscal years beginning on or after December 15, 2008. Adoption of this standard on January 1, 2009 will affect our results of operations and financial condition only if the Company acquires the assets of another entity subsequent to adoption date.

Seasonality and Inflation

        We do not believe our operations are subject to significant seasonal fluctuation. We have historically experienced increased sales activity in the first and fourth quarters of the year due to funding of retirement accounts by our clients; however, the fourth quarter of 2008 did not reflect increased sales activity. The Company has not suffered material adverse affects from inflation in the past. However, a substantial increase in the inflation rate in the future may adversely affect customers' purchasing decisions, may increase the costs of borrowing, or may have an impact on the Company's margins and overall cost structure.

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

Interest Rate Sensitivity

        Our interest sensitive liabilities include our long-term fixed rate senior notes and obligations for any balances outstanding under our credit facility or other short-term borrowings. Increases in market interest rates would generally cause a decrease in the fair value of the senior notes and an increase in interest expense associated with short-term borrowings and borrowings under the credit facility. Decreases in market interest rates would generally cause an increase in the fair value of the senior notes and a decrease in interest expense associated with short-term borrowings and borrowings under the credit facility. We had no short-term borrowings outstanding as of December 31, 2008. On January 13, 2006, we issued $200.0 million in principal amount of 5.60% fixed rate senior notes due 2011. Proceeds from the new senior notes were used to pay down our $200.0 million in 7.50% senior notes which matured on January 18, 2006.

        During 2005, the Company entered into two forward starting interest rate swap agreements that had five year fixed swap rates of 4.57% and 4.84%, respectively, on notional amounts of $100.0 million for each swap. The swaps were put in place to hedge against changes in forecasted interest payments attributable to changes in the LIBOR swap rate between the time we entered into the swap agreement and the time we anticipated refinancing the notes in January 2006. We assessed the effectiveness of the swaps as hedges at their inception and at December 31, 2005, and we considered these swaps to be completely effective cash flow hedges under SFAS No. 133,"Accounting for Derivative Instruments and Hedging Activities." As of December 31, 2008, net unrealized gains attributed to the forward swap cash flow hedges were approximately $0.5 million and were included as a component of accumulated other comprehensive income.

        On January 10, 2006, the Company terminated these forward interest rate swap agreements upon the completion of its new offering in January 2006 of $200.0 million in principal amount 5.60% senior notes due January 2011. In connection with the termination of the swap agreements, the Company received a net cash settlement of $1.1 million. The Company's gain on this transaction has been deferred in accumulated other comprehensive income and is being amortized into earnings as a decrease to interest expense over the five year term of the new notes.

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

ITEM 8.    Financial Statements and Supplementary Data

        Reference is made to the Consolidated Financial Statements referred to in the Index on page 51 setting forth our consolidated financial statements, together with the report of KPMG LLP dated February 26, 2009 on page 52.

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

Based on our evaluation under the framework in "Internal Control-Integrated Framework," management concluded that, as of December 31, 2008, our internal control over financial reporting was effective. KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, audited the effectiveness of our internal control over financial reporting as of December 31, 2008, as stated in their attestation report which follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Waddell & Reed Financial, Inc.:

We have audited Waddell & Reed Financial, Inc.'s (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Waddell & Reed Financial Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Waddell & Reed Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Waddell & Reed Financial, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 26, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Kansas City, Missouri
February 26, 2009

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

ITEM 9B.    Other Information.

        None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

        Information required by this Item 10. is incorporated herein by reference to our definitive proxy statement for our 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 11.    Executive Compensation

        Information required by this Item 11. is incorporated herein by reference to our definitive proxy statement for our 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information required by this Item 12. is incorporated herein by reference to our definitive proxy statement for our 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

        Information required by this Item 13. is incorporated herein by reference to our definitive proxy statement for our 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 14.    Principal Accounting Fees and Services

        Information required by this Item 14. is incorporated herein by reference to our definitive proxy statement for our 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements.
Reference is made to the Index to Consolidated Financial Statements on page 51 for a list of all financial statements filed as part of this Report.
(a)(2)	Financial Statement Schedules.
None.
(b)	Exhibits.
Reference is made to the Index to Exhibits beginning on page 84 for a list of all exhibits filed as part of this Report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Overland Park, State of Kansas, on February 27, 2009.

WADDELL & REED FINANCIAL, INC.
By:	/s/ HENRY J. HERRMANN Henry J. Herrmann Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ HENRY J. HERRMANN Henry J. Herrmann	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2009
/s/ DANIEL P. CONNEALY Daniel P. Connealy	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2009
/s/ BRENT K. BLOSS Brent K. Bloss	Senior Vice President – Finance and Treasurer (Principal Accounting Officer)	February 27, 2009
/s/ ALAN W. KOSLOFF Alan W. Kosloff	Chairman of the Board and Director	February 27, 2009
/s/ DENNIS E. LOGUE Dennis E. Logue	Director	February 27, 2009
/s/ JAMES M. RAINES James M. Raines	Director	February 27, 2009
/s/ RONALD C. REIMER Ronald C. Reimer	Director	February 27, 2009
/s/ WILLIAM L. ROGERS William L. Rogers	Director	February 27, 2009
/s/ JERRY W. WALTON Jerry W. Walton	Director	February 27, 2009

WADDELL & REED FINANCIAL, INC.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Waddell & Reed Financial, Inc.:

We have audited the accompanying consolidated balance sheets of Waddell & Reed Financial, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Waddell & Reed Financial, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Waddell & Reed Financial, Inc.'s internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2009 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Kansas City, Missouri
February 26, 2009

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007

	2008	2007
	(in thousands)
Assets:
Cash and cash equivalents	$210,328	263,914
Cash and cash equivalents – restricted	48,713	99,886
Investment securities	58,684	50,913
Receivables:
Funds and separate accounts	33,539	43,602
Customers and other	61,280	80,909
Deferred income taxes	11,182	2,559
Prepaid expenses and other current assets	7,109	6,165

Total current assets	430,835	547,948
Property and equipment, net	59,966	47,984
Deferred sales commissions, net	52,183	45,290
Goodwill and identifiable intangible assets	221,210	228,432
Pension benefits	–	14,929
Other non-current assets	11,166	9,167

Total assets	$775,360	893,750

Liabilities:
Accounts payable	$40,002	22,233
Payable to investment companies for securities	67,848	159,151
Accrued compensation	24,296	38,310
Income taxes payable	2,397	271
Other current liabilities	70,165	52,637

Total current liabilities	204,708	272,602
Long-term debt	199,969	199,955
Accrued pension and postretirement costs	29,083	7,230
Deferred income taxes	3,564	15,682
Other non-current liabilities	17,911	16,663

Total liabilities	455,235	512,132

Commitments and Contingencies (Note 18)
Stockholders' equity:
Preferred stock—$1.00 par value: 5,000 shares authorized; none issued	–	–
Class A Common stock—$0.01 par value: 250,000 shares authorized; 99,701 shares issued; 84,877 shares outstanding (86,630 at December 31, 2007)	997	997
Additional paid-in capital	207,886	209,210
Retained earnings	487,558	456,499
Cost of 14,824 common shares in treasury (13,071 in 2007)	(350,463)	(291,719)
Accumulated other comprehensive income (loss)	(25,853)	6,631

Total stockholders' equity	320,125	381,618

Total liabilities and stockholders' equity	$775,360	893,750

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2008, 2007 and 2006

		2008	2007	2006
		(in thousands, except per share data)
	Revenues:
	Investment management fees	$399,863	372,345	311,525
	Underwriting and distribution fees	416,762	371,085	317,458
	Shareholder service fees	102,495	94,124	89,672

	Total	919,120	837,554	718,655
	Operating expenses:
	Underwriting and distribution	496,822	422,274	356,538
	Compensation and related costs (including share-based compensation of $28,967, $23,704 and $21,862, respectively)	119,057	115,905	110,101
	General and administrative	76,370	48,487	100,604
	Subadvisory fees	41,122	43,844	30,758
	Depreciation	13,198	12,412	11,725
	Goodwill impairment	7,222	—	20,000

	Total	753,791	642,922	629,726

	Operating income	165,329	194,632	88,929
	Investment and other income	3,178	16,452	12,498
	Interest expense	(12,087)	(11,924)	(12,227)

	Income before provision for income taxes	156,420	199,160	89,200
	Provision for income taxes	60,257	73,663	43,088

	Net income	$96,163	125,497	46,112

	Net income per share:
	Basic	$1.17	1.55	0.57

	Diluted	$1.15	1.52	0.55

Weighted average shares outstanding	— basic	82,331	80,781	81,353
	— diluted	83,969	82,824	83,212
	Dividends declared per common share	$0.76	0.68	0.60

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended December 31, 2008, 2007 and 2006

(in thousands)

	Common Stock
			Additional Paid-in Capital	Retained Earnings		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount			Treasury Stock
Balance at December 31, 2005	99,701	$997	195,315	393,043	(343,100)	1,119	247,374
Net income	—	—	—	46,112	—	—	46,112
Recognition of equity compensation	—	—	21,854	8	—	—	21,862
Issuance of nonvested shares and other	—	—	(26,934)	—	26,934	—	—
Dividends accrued, $.60 per share	—	—	—	(50,741)	—	—	(50,741)
Exercise of stock options	—	—	(5,295)	—	21,483	—	16,188
Excess tax benefits from share-based payment arrangements	—	—	4,359	—	—	—	4,359
Other stock transactions	—	—	—	—	(5,640)	—	(5,640)
Repurchase of common stock	—	—	—	—	(27,643)	—	(27,643)
Unrealized gain on available for sale investment securities	—	—	—	—	—	1,569	1,569
Reclassification for amounts included in net income	—	—	—	—	—	(2,199)	(2,199)
Change in fair value of derivatives	—	—	—	—	—	(283)	(283)
Reversal of minimum pension liability	—	—	—	—	—	5,146	5,146
Additional pension and postretirement plan liability	—	—	—	—	—	(11,404)	(11,404)

Balance at December 31, 2006	99,701	997	189,299	388,422	(327,966)	(6,052)	244,700
Net income	—	—	—	125,497	—	—	125,497
Recognition of equity compensation	—	—	23,704	—		—	23,704
Issuance of nonvested shares and other	—	—	(24,517)	—	24,517	—	—
Dividends accrued, $.68 per share	—	—	—	(57,420)	—	—	(57,420)
Exercise of stock options	—	—	7,805	—	76,757	—	84,562
Excess tax benefits from share-based payment arrangements	—	—	12,919	—	—	—	12,919
Other stock transactions	—	—	—	—	(5,539)	—	(5,539)
Repurchase of common stock	—	—	—	—	(59,488)	—	(59,488)
Unrealized gain on available for sale investment securities	—	—	—	—	—	2,345	2,345
Reclassification for amounts included in net income	—	—	—	—	—	(2,428)	(2,428)
Pension and postretirement benefits	—	—	—	—	—	12,766	12,766

Balance at December 31, 2007	99,701	997	209,210	456,499	(291,719)	6,631	381,618
Net income	—	—	—	96,163	—	—	96,163
Recognition of equity compensation	—	—	28,933	34	—	—	28,967
Recognition of equity compensation related to restructuring	—	—	795	—	—	—	795
Issuance of nonvested shares and other	—	—	(34,990)	—	34,990	—	—
Dividends accrued, $.76 per share	—	—	—	(65,138)	—	—	(65,138)
Exercise of stock options	—	—	(3,533)	—	11,581	—	8,048
Excess tax benefits from share-based payment arrangements	—	—	7,471	—	—	—	7,471
Other stock transactions	—	—	—	—	(12,303)	—	(12,303)
Repurchase of common stock	—	—	—	—	(93,012)	—	(93,012)
Unrealized loss on available for sale investment securities	—	—	—	—	—	(8,435)	(8,435)
Reclassification for amounts included in net income	—	—	—	—	—	(142)	(142)
Pension and postretirement benefits	—	—	—	—	—	(23,907)	(23,907)

Balance at December 31, 2008	99,701	$997	207,886	487,558	(350,463)	(25,853)	320,125

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(in thousands)
Net income	$96,163	125,497	46,112
Other comprehensive income:
Net unrealized appreciation (depreciation) of investment securities during the period, net of income taxes of $(4,855), $1,354 and $719, respectively	(8,435)	2,345	1,569
Net unrealized loss on derivatives during the period, net of income taxes of $0, $0 and $(188), respectively	—	—	(283)
Pension and postretirement benefits, net of income taxes of $(13,764), $7,178 and $3,022, respectively	(23,907)	12,766	5,146
Reclassification adjustments for amounts included in net income, net of income taxes of $(84), $(1,396) and $(1,226), respectively	(142)	(2,428)	(2,199)

Comprehensive income	$63,679	138,180	50,345

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income	$96,163	125,497	46,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,969	12,395	11,937
Amortization of deferred sales commissions	62,560	24,766	15,058
Share-based compensation	29,762	23,704	21,862
Excess tax benefits from share-based payment arrangements	(7,471)	(12,919)	(4,359)
Gain on sale of available-for-sale investment securities	—	(3,598)	(3,260)
Net purchases and sales of trading securities	(26,885)	(926)	(749)
Unrealized (gain) loss on trading securities	6,072	(1,001)	(283)
Goodwill impairment	7,222	—	20,000
Loss on sale and retirement of property and equipment	899	405	592
Capital gains and dividends reinvested	(1,880)	(2,135)	(1,317)
Deferred income taxes	(2,040)	(3,171)	(1,423)
Changes in assets and liabilities:
Cash and cash equivalents — restricted	51,173	(67,257)	(6,548)
Receivables from funds and separate accounts	10,063	(4,796)	(5,401)
Other receivables	19,629	(21,046)	(16,632)
Other assets	(2,943)	1,375	(178)
Deferred sales commissions	(69,453)	(49,594)	(19,621)
Accounts payable and payable to investment companies	(73,534)	89,523	31,091
Other liabilities	12,071	16,889	6,130

Net cash provided by operating activities	124,377	128,111	93,011

Cash flows from investing activities:
Purchases of available-for-sale investment securities	(100)	(5,650)	(7,350)
Proceeds from sales of available-for-sale investment securities	—	10,429	14,812
Proceeds from maturities of available-for-sale investment securities	1,750	—	435
Additions to property and equipment	(26,079)	(9,925)	(10,229)

Net cash used in investing activities	(24,429)	(5,146)	(2,332)

Cash flows from financing activities:
Proceeds from long term debt and interest rate swap termination	—	—	199,863
Repayment of long term debt	—	—	(200,000)
Dividends paid	(63,738)	(55,392)	(50,613)
Repurchase of common stock	(93,012)	(59,488)	(27,643)
Exercise of stock options	8,048	84,562	16,188
Excess tax benefits from share-based payment arrangements	7,471	12,919	4,359
Other stock transactions	(12,303)	(5,539)	(5,640)

Net cash used in financing activities	(153,534)	(22,938)	(63,486)

Net increase (decrease) in cash and cash equivalents	(53,586)	100,027	27,193
Cash and cash equivalents at beginning of year	263,914	163,887	136,694

Cash and cash equivalents at end of year	$210,328	263,914	163,887

Cash paid for:
Income taxes (net)	$53,146	74,439	29,922
Interest	$11,200	11,200	6,845

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

1.     Description of Business

        Waddell & Reed Financial, Inc. and subsidiaries (hereinafter referred to as the "Company," "we," "our" and "us") derive revenues primarily from investment management, investment product underwriting and distribution, and shareholder services administration provided to the Waddell & Reed Advisors Group of Mutual Funds (the "Advisors Funds"), Ivy Funds Variable Insurance Porfolios, Inc. (the "Ivy Funds VIP") (renamed from W&R Target Funds, Inc. in 2008), Ivy Funds, Inc. and the Ivy Funds portfolios (collectively, the "Ivy Funds"), and Waddell & Reed InvestEd Portfolios, Inc. ("InvestEd") (collectively, the Advisors Funds, Ivy Funds VIP, Ivy Funds and InvestEd are referred to as the "Funds"), and institutional and separately managed accounts. The Funds and the institutional and separately managed accounts operate under various rules and regulations set forth by the United States Securities and Exchange Commission (the "SEC"). Services to the Funds are provided under investment management agreements that set forth the fees to be charged for these services. The majority of these agreements are subject to annual review and approval by each Fund's board of directors/trustees and shareholders. Our revenues are largely dependent on the total value and composition of assets under management, which include mainly domestic equity securities, but also include debt securities and international equities. Accordingly, fluctuations in financial markets and composition of assets under management can significantly impact revenues and results of operations.

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

Use of Estimates

        GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the consolidated financial statements and accompanying notes, and related disclosures of commitments and contingencies. Estimates are used for, but are not limited to, depreciation and amortization, taxes, valuation of assets, pension and postretirement obligations, and contingencies. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which has increased the uncertainty inherent in such estimates and assumptions. Actual results could differ from our estimates.

Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand and short-term investments. We consider all highly liquid investments with original or remaining maturities of 90 days or less at the date of purchase to be cash equivalents. At December 31, 2008, our cash and cash equivalents balance is comprised of commercial paper of $56.5 million and cash and money market assets of $153.8 million. Cash and cash equivalents — restricted represents cash held for the benefit of customers segregated in compliance with federal and other regulations. Substantially all cash balances are in excess of federal deposit insurance limits.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

Disclosures About Fair Value of Financial Instruments

        Fair value of cash and cash equivalents, short-term investments, receivables, payables and long-term debt approximates carrying value. Fair values for investment securities are based on quoted market prices, where available. Otherwise, fair values are based on quoted market prices of comparable instruments.

        The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS No. 157") effective January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. The Company did not have a transition adjustment to beginning retained earnings as a result of adopting this standard. SFAS No. 157 applies to all financial instruments that are measured and reported on a fair value basis. This includes those items reported in investment securities on the consolidated balance sheets.

        In conjunction with the adoption of SFAS No. 157, the Company also adopted SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115" ("SFAS No. 159") as of January 1, 2008. SFAS No. 159 provides companies the option to report select financial assets and liabilities at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. Additionally, the transition provisions of SFAS No. 159 permit a one-time election for existing positions at the adoption date with a cumulative-effect adjustment included in beginning retained earnings and future changes in fair value reported in earnings. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. After the initial adoption, the election is made at the acquisition of a financial asset or financial liability and it may not be revoked. The adoption of SFAS No. 159 did not result in a transition adjustment to beginning retained earnings.

Investment Securities and Investments in Affiliated Mutual Funds

        Our investments are comprised of United States, state and government obligations, corporate debt securities and investments in affiliated mutual funds. Investments are classified as available-for-sale or trading. Unrealized holding gains and losses on securities available-for-sale, net of related tax effects, are excluded from earnings until realized and are reported as a separate component of comprehensive income. For trading securities, unrealized holding gains and losses are included in earnings. Realized gains and losses are computed using the specific identification method for investment securities, other than mutual funds. For mutual funds, realized gains and losses are computed using the average cost method.

        Our available-for-sale investments are reviewed each quarter and adjusted for other than temporary declines in value. We consider factors affecting the issuer and the industry the issuer operates in, general market trends including interest rates, and our ability and intent to hold an investment until it has recovered. Consideration is given to the length of time an investment's market value has been below carrying value and prospects for recovery to carrying value. When a decline in fair value is determined to be other than temporary, the unrealized loss recorded net of tax in other comprehensive income is realized as a charge to net income and a new cost basis is established for financial reporting purposes.

Property and Equipment

        Property and equipment are carried at cost. The costs of improvements that extend the life of a fixed asset are capitalized, while the costs of repairs and maintenance are expensed as incurred. Depreciation and amortization are calculated and recorded using the straight-line method over the estimated useful life of the related asset (or lease term if shorter), generally five to ten years for furniture, fixtures, data

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

processing equipment and computer software; five to 20 years for equipment and machinery; and up to 15 years for leasehold improvements.

Software Developed for Internal Use

        Certain internal costs incurred in connection with developing or obtaining software for internal use are capitalized in accordance with the American Institute of Certified Public Accountants' Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Internal costs capitalized are included in Property and equipment, net on the consolidated balance sheets, and were $14.4 million and $9.3 million as of December 31, 2008 and 2007, respectively. Amortization begins when the software project is complete and ready for its intended use and continues over the estimated useful life, generally five to ten years.

Goodwill and Identifiable Intangible Assets

        Goodwill represents the excess of the cost of the Company's investment in the net assets of acquired companies over the fair value of the underlying identifiable net assets at the dates of acquisition. Goodwill is not amortized, but is reviewed annually and when events or circumstances occur which indicate that goodwill might be impaired. Impairment of goodwill is tested at the Company's reporting unit level. To determine fair value, our review process uses the income and market approaches. In performing the analysis, we use the best information available under the circumstances, including reasonable and supportable assumptions and projections. If the carrying amount of the reporting unit exceeds its implied fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.

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

Deferred Sales Commissions

        We defer certain costs, principally sales commissions and related compensation, which are paid to financial advisors and broker/dealers in connection with the sale of certain mutual fund shares sold without a front-end load sales charge. The costs incurred at the time of the sale of Class B shares are amortized on a straight-line basis over five years which approximates the expected life of the shareholders' investments. The costs incurred at the time of the sale of Class C shares are amortized on a straight-line basis over 12 months. We recover these deferred costs through Rule 12b-1 and other distribution fees, which are paid on the Class B and Class C shares of the Advisors Funds and Ivy Funds, along with contingent deferred

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

sales charges ("CDSCs") paid by shareholders who redeem their shares prior to completion of the required holding period (three years for shares of certain asset allocation products, six years for a Class B share and 12 months for a Class C share). Should we lose our ability to recover such sales commissions through distribution fees or CDSCs, the value of these assets would immediately decline, as would future cash flows. In addition, the costs incurred at the time of the sale of shares for certain asset allocation products are deferred and amortized on a straight-line basis, not to exceed three years. We periodically review the recoverability of the deferred sales commission assets as events or changes in circumstances indicate that their carrying amount may not be recoverable and adjust them accordingly. As part of our review in the fourth quarter of 2008, we recorded $6.5 million in additional amortization ($0.7 million related to Class B shares and $5.8 million related to Class C shares).

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

        We also recognize distribution revenues monthly for certain types of investment products, primarily variable annuity products that are generally calculated based upon average daily net assets under management.

Advertising and Promotion

        We expense all advertising and promotion costs as incurred. Advertising expense was $5.3 million, $4.8 million and $2.9 million for the years ended December 31, 2008, 2007 and 2006, respectively, and is classified in underwriting and distribution expense in the statement of income.

Share-Based Compensation

        Effective January 1, 2006, the Company adopted SFAS No. 123R, "Share-Based Payment, (revised 2004)" ("SFAS No. 123R"). The Company adopted SFAS No. 123R using the modified prospective transition method of adoption, which did not require restatement of prior periods. Under that transition method, compensation expense recognized in 2006, 2007 and 2008 for all share-based awards granted after December 31, 2005 is based on the grant date fair value of the awards, net of estimated forfeitures.

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

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

Accounting for Income Taxes

        Income tax expense is based on pre-tax financial accounting income, including adjustments made for the recognition or derecognition of uncertain tax positions. The recognition or derecognition of income tax expense related to uncertain tax positions is determined under the guidance as prescribed by Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109" ("FIN 48"). Deferred tax assets and liabilities are recognized for the future tax attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

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

3.     Accounting Pronouncements

        In June 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. We do not expect material changes to our basic earnings per share calculations in 2009. All prior-period earnings per share data presented must be adjusted retrospectively to conform to the provisions of this standard. There will be no change to our quarterly and annual basic earnings per share information for prior periods due to the adoption of this standard; however, the impact on quarterly and annual basic earnings per share is expected to be immaterial through 2008.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. It is not expected that the provisions of SFAS No. 162 will have an impact on the Company's results of operations or financial position.

        In April 2008, the FASB issued FSP SFAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP SFAS 142-3"). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008. It is not expected that the adoption of this standard on January 1, 2009 will significantly affect our results of operations or financial condition.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51" ("SFAS No. 160"). This standard amends ARB No. 51 to establish accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest that should be reported as equity in the consolidated financial statements. The provisions of SFAS No. 160 are effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years, and the standard is to be applied prospectively. The Company does not have a non-controlling interest in any of its consolidated reporting entities and therefore this standard does not currently apply.

        In December 2007, the FASB amended SFAS No. 141, "Business Combinations," which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. These provisions are effective for fiscal years beginning on or after December 15, 2008. Adoption of this standard on January 1, 2009 will affect our results of operations and financial condition only if the Company acquires the assets of another entity subsequent to adoption date.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

4.     Investment Securities

        Investment securities at December 31, 2008 and 2007 are as follows:

2008	Amortized cost	Unrealized gains	Unrealized losses	Fair value
	(in thousands)

Available-for-sale securities:
Mortgage-backed securities	$11	1	—	12
Municipal bonds	5,290	—	(1,086)	4,204
Affiliated mutual funds	23,966	459	(5,133)	19,292

	$29,267	460	(6,219)	23,508

Trading securities:
Mortgage-backed securities				108
Municipal bonds				372
Corporate bonds				93
Common stock				37
Affiliated mutual funds				34,566

				35,176

Total investment securities				58,684

2007	Amortized cost	Unrealized gains	Unrealized losses	Fair value
	(in thousands)
Available-for-sale securities:
Mortgage-backed securities	$11	1	—	12
Municipal bonds	6,991	128	(73)	7,046
Affiliated mutual funds	22,912	7,596	(121)	30,387

	$29,914	7,725	(194)	37,445

Trading securities:
Mortgage-backed securities				118
Municipal bonds				502
Corporate bonds				156
Common stock				74
Affiliated mutual funds				12,618

				13,468

Total investment securities				50,913

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

        A summary of debt securities and affiliated mutual funds with market values below carrying values at December 31, 2008 is as follows:

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized (losses)	Fair value	Unrealized (losses)	Fair value	Unrealized (losses)
	(in thousands)
Municipal bonds	$4,204	(1,086)	—	—	4,204	(1,086)
Affiliated mutual funds	16,574	(5,076)	51	(57)	16,625	(5,133)

Total temporarily impaired securities	$20,778	(6,162)	51	(57)	20,829	(6,219)

        Based upon our assessment of these municipal bonds and affiliated mutual funds, the time frame investments have been in a loss position, our intent to hold the affiliated mutual funds until they have recovered and our history of holding bonds until maturity, we determined that a write-down was not appropriate at December 31, 2008.

        Mortgage-backed securities and municipal bonds accounted for as available-for sale and held as of December 31, 2008 mature as follows:

	Amortized cost	Fair value
	(in thousands)
After one year but within ten years	$4,300	3,541
After ten years	1,001	675

	$5,301	4,216

        Mortgage-backed securities, municipal bonds and corporate bonds accounted for as trading and held as of December 31, 2008 mature as follows:

Fair value
(in thousands)
After one year but within ten years	$465
After ten years	108

$573

        Investment securities with fair values of $1.1 million, $10.9 million and $15.5 million were sold during 2008, 2007 and 2006, respectively. In 2008, a net loss of $31 thousand was recognized from the sale of $1.1 million in trading securities. A net gain of $3.6 million was recognized during 2007 from the sale of $10.4 million in available-for-sale securities. During 2006, a net gain of $3.3 million was recognized from the sale of $14.8 million in available-for-sale securities.

        The aggregate carrying amount of our equity method investments, classified in other assets, was $3.9 million and $3.6 million at December 31, 2008 and 2007, respectively. At December 31, 2008, our investment consists of a limited partnership interest in venture capital funds.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

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

  •
  Level 1 – Quoted prices in active markets for identical securities

  •
  Level 2 – Other significant observable inputs (including quoted prices in active markets for similar securities)

  •
  Level 3 – Significant unobservable inputs (including the Company's own assumptions in determining the fair value of investments)

        In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to SFAS No. 157.

        The following table presents fair value measurements as of December 31, 2008:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Investment securities	$53,895	4,789	—	$58,684

5.     Goodwill and Identifiable Intangible Assets

        Goodwill represents the excess of purchase price over the tangible assets and identifiable intangible assets of an acquired business. Our goodwill is not deductible for tax purposes. The activity related to goodwill and identifiable intangible assets (all considered indefinite lived) is summarized as follows:

	December 31, 2007	Goodwill Impairment	December 31, 2008
	(in thousands)
Goodwill	$212,077	(9,559)	202,518
Accumulated amortization	(38,644)	2,337	(36,307)

Total goodwill	173,433	(7,222)	166,211
Mutual fund management advisory contracts	38,699	—	38,699
Mutual fund subadvisory management contracts	16,300	—	16,300

Total indentifiable intangible assets	54,999	—	54,999

Total	$228,432	(7,222)	221,210

        Based on our annual review of goodwill in the second quarter of 2006, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," we recorded an impairment charge of $20.0 million related to our subsidiary, Austin Calvert & Flavin, Inc. ("ACF"). Factors that led to this conclusion included, but were not limited to, the negative impact of the decline in ACF's assets under management and diminished involvement of ACF's investment staff in mutual fund advisory responsibilities. Asset redemptions significantly impacted ACF's ability to achieve and maintain profitability, and therefore adversely impacted its earnings potential.

        The implied fair value of all reporting units exceeded their carrying amounts at the time of our annual review of goodwill in the second quarter of 2008. Due to the decline in the financial markets during the

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

second half of 2008, we performed another review of goodwill and intangibles in the fourth quarter. We recorded an impairment charge of $7.2 million to write off the remaining balance of goodwill related to ACF based on declines in ACF's assets under management and the related adverse impact on its earnings potential. The goodwill impairment charges related to ACF were not deductible for income tax purposes and as a result, no tax benefit has been recognized for these charges.

6.     Property and Equipment

        A summary of property and equipment at December 31, 2008 and 2007 is as follows:

	2008	2007	Estimated useful lives
	(in thousands)
Leasehold improvements	$14,707	7,337	1 - 15 years
Furniture and fixtures	27,810	23,726	5 - 10 years
Equipment and machinery	21,622	21,675	5 - 20 years
Computer software	50,645	41,201	5 - 10 years
Data processing equipment	20,658	17,652	5 - 10 years

Property and equipment, at cost	135,442	111,591
Accumulated depreciation	(75,476)	(63,607)

Property and equipment, net	$59,966	47,984

        Depreciation expense was $13.2 million, $12.4 million and $11.7 million during the years ended December 31, 2008, 2007 and 2006, respectively.

        At December 31, 2008, we have property and equipment under capital lease with a cost of $724 thousand and accumulated depreciation of $102 thousand.

7.     Restructuring

        In the fourth quarter of 2008, we initiated a restructuring plan to reduce our operating costs. We completed the restructuring by December 31, 2008, which included a voluntary separation of 169 employees and the termination of various projects under development. We recorded a pre-tax restructuring charge of $16.5 million, consisting of $15.0 million in employee compensation and other benefit costs, $795 thousand for accelerated vesting of nonvested stock and $717 thousand in project development costs, including $500 thousand for the early termination of a contract. The restructuring charge is included in general and administrative expenses in the consolidated statement of income.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

        The activity in the accrued restructuring liability is summarized as follows:

	Restructuring Charges	Cash Payments	Non-cash Settlements and Other	Accrued Liability as of December 31, 2008
Employee compensation and other benefit costs	$15,025	(269)	(226)	14,530
Share-based compensation expense	795	—	(795)	—
Contract termination and project development costs	717	—	(217)	500

	$16,537	(269)	(1,238)	15,030

        We expect the remaining restructuring costs to be paid out through 2010, with the majority paid out by the end of 2009. The long-term portion of the restructuring liability of $2.7 million is included in Other liabilities and the short-term portion of $12.3 million is included in Other current liabilities in the consolidated balance sheet.

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

        On January 13, 2006, the Company issued $200.0 million in principal amount 5.60% senior notes due 2011 (the "New Notes") resulting in net proceeds of approximately $198.2 million (net of discounts, commissions and estimated expenses). The Company used these proceeds, together with cash on hand, to repay the entire $200.0 million aggregate principal amount outstanding of its 7.50% Notes. The New Notes represent senior unsecured obligations and are rated "Baa2" by Moody's and "BBB" by Standard & Poor's. Interest is payable semi-annually on January 15 and July 15 at a fixed rate of 5.60% per annum. The Company may, at its option, call the New Notes at any time pursuant to a make whole redemption provision, which would compensate holders for any changes in interest rate levels of the notes upon early extinguishment. The Company currently has no intention to call the New Notes.

        On January 10, 2006, the Company terminated the two 2005 forward interest rate swap agreements upon the closing of the New Notes. In connection with the termination of the swap agreements, the

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

Company received a net cash settlement of $1.1 million. The Company's gain on these transactions was deferred in accumulated other comprehensive income and is being amortized into earnings as a reduction to interest expense over the five year term of the New Notes. As of December 31, 2008, the remaining unamortized amount was approximately $0.5 million.

        The Company entered into a 364-day revolving credit facility (the "Credit Facility") with various lenders, effective October 6, 2008, which initially provides for borrowings of up to $175.0 million and replaced the Company's previous three-year revolving credit facility. Lenders could, at their option upon the Company's request, expand the facility to $200.0 million. At December 31, 2008 there were no borrowings outstanding under the Credit Facility. Borrowings under the Credit Facility bear interest at various rates including adjusted LIBOR or an alternative base rate plus, in each case, an incremental margin based on the Company's credit rating. The Credit Facility also provides for a facility fee on the daily aggregate amount of commitment under the revolving facility (whether or not utilized). The facility fee is also based on the Company's credit rating level. The most restrictive provisions of the credit agreement require the Company to maintain a consolidated leverage ratio not to exceed 3.0 to 1.0 for four consecutive quarters and a consolidated interest coverage ratio of not less than 4.0 to 1.0 for four consecutive quarters. The Company was in compliance with these covenants and similar covenants in prior facilities for all years presented.

        The following is a summary of long-term debt at December 31, 2008 and 2007:

	2008	2007
	(in thousands)
Principal amount unsecured 5.60% senior notes due in 2011	$200,000	200,000
Discount on unsecured 5.60% senior notes due in 2011	(31)	(45)

Total long-term debt	$199,969	199,955

9.     Income Taxes

        The provision for income taxes for the years ended December 31, 2008, 2007 and 2006 consists of the following:

	2008	2007	2006
	(in thousands)
Currently payable:
Federal	$ 59,149	72,760	39,770
State	3,149	5,092	3,823

	62,298	77,852	43,593
Deferred taxes	(2,041)	(4,189)	(505)

Provision for income taxes	$ 60,257	73,663	43,088

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

        The following table reconciles the statutory federal income tax rate with our effective income tax rate for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefits	1.4	2.1	1.7
State tax incentives	(0.3)	(0.1)	(1.2)
Nondeductible fines	—	—	4.7
Nondeductible goodwill impairment expense	1.6	—	7.8
Other items	0.8	—	0.3

Effective income tax rate	38.5%	37.0%	48.3%

        The tax effect of temporary differences that give rise to significant portions of deferred tax liabilities and deferred tax assets at December 31, 2008 and 2007 are as follows:

	2008	2007
	(in thousands)
Deferred tax liabilities:
Unrealized pension benefits	$ —	(785)
Deferred sales commissions	(6,019)	(6,754)
Property and equipment	(9,213)	(8,794)
Benefit plans	(3,609)	(3,037)
Identifiable intangible assets	(8,359)	(8,374)
Unrealized gains on derivatives	(165)	(248)
Unrealized gains on available for sale investment securities	—	(2,753)
Purchase of fund assets	(4,189)	(3,423)
Prepaid expenses	(1,544)	(1,413)
Other	(323)	(242)

Total gross deferred liabilities	(33,421)	(35,823)

Deferred tax assets:
Acquisition lease liability	784	1,029
Additional pension and postretirement liability	12,978	—
Accrued expenses	11,225	6,753
Unrealized losses on investment securities	2,333	676
Nonvested stock	10,827	11,240
State tax credit carryforwards	337	174
State net operating loss carryforwards	4,698	3,527
Other	2,242	2,828

Total gross deferred assets	45,424	26,227
Valuation allowance	(4,385)	(3,527)

Net deferred tax asset (liability)	$ 7,618	(13,123)

        Certain of the Company's subsidiaries have net operating loss carryforwards in certain states in which these companies file on a separate company basis. The deferred tax asset, net of federal tax effect, relating

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

to the carryforwards as of December 31, 2008 and December 31, 2007 is approximately $4.7 million and $3.5 million, respectively. The carryforwards, if not utilized, will expire between 2009 and 2028. Management believes it is not more likely than not that these subsidiaries will generate sufficient future taxable income in these states to realize the benefit of the net operating loss carryforwards and, accordingly, a valuation allowance in the amount of $4.4 million and $3.5 million has been established at December 31, 2008 and December 31, 2007, respectively. The Company generated state tax credits in 2007 and 2008 that will expire in 2017 and 2018, respectively, if not utilized. The Company anticipates these credits will be fully utilized prior to their expiration date.

        As of January 1, 2008, the Company had unrecognized tax benefits, including penalties and interest, of $6.2 million ($4.2 million net of federal benefit) that, if recognized, would impact the Company's effective tax rate. As of December 31, 2008, the Company had unrecognized tax benefits, including penalties and interest, of $4.9 million ($3.4 million net of federal benefit) that, if recognized, would impact the Company's effective tax rate. The unrecognized tax benefits that are not expected to be settled within the next 12 months are included in other liabilities in the accompanying consolidated balance sheet; unrecognized tax benefits that are expected to be settled within the next 12 months are included in income taxes payable.

        The Company's historical accounting policy with respect to interest and penalties related to tax uncertainties has been to classify these amounts as income taxes, and the Company continued this classification upon the adoption of FIN 48. As of January 1, 2008, the total amount of accrued interest and penalties related to uncertain tax positions recognized in the consolidated balance sheet was $1.7 million ($1.3 million net of federal benefit). The total amount of penalties and interest, net of federal benefit, related to tax uncertainties recognized in the statement of income for the period ended December 31, 2008 was $385 thousand. The total amount of accrued penalties and interest related to uncertain tax positions at December 31, 2008 of $1.6 million ($1.2 million net of federal benefit) is included in the total unrecognized tax benefits described above.

        The following table summarizes the Company's reconciliation of unrecognized tax benefits excluding penalties and interest for the year ended December 31, 2008:

Unrecognized Tax Benefits
(in thousands)
Balance at January 1, 2008	$4,495
Increases during the year:
Gross increases – tax positions in prior period	468
Gross increases – current-period tax positions	607
Decreases during the year:
Decreases due to settlements with taxing authorities	(2,062)
Decreases due to lapse of statute of limitations	(176)

Balance at December 31, 2008	$3,332

        In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain. In addition, respective tax authorities periodically audit our income tax returns. These audits examine our significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions. In 2008, the Company settled five open tax years that were undergoing audit by a state jurisdiction in which the Company operates. The Company also received

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

notification of a favorable outcome on a tax position in which the Company had previously considered partially uncertain, and therefore, had not previously recognized the full tax benefit. During 2007, the Company settled two open tax years that were undergoing audit by a state jurisdiction in which the Company operates. During 2006, the Company settled four open tax years, 2000 through 2004, that were undergoing audit by the United States Internal Revenue Service. The 2005, 2006, and 2007 federal income tax returns are the only open tax years that remain subject to potential future audit. State income tax returns for all years after 2004 and, in certain states, income tax returns for 2003, are subject to potential future audit by tax authorities in the Company's major state tax jurisdictions.

        The Company is currently being audited in three state jurisdictions. It is reasonably possible that the Company will settle the audits in these jurisdictions within the next 12-month period. It is estimated that the Company's FIN 48 liability could decrease by approximately $912 thousand to $1.6 million ($607 thousand to $1.1 million net of federal benefit) upon settlement of these audits. Such settlements are not anticipated to have a significant impact on the results of operations.

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

        A reconciliation of the funded status of these plans and the assumptions related to the obligations at December 31, 2008, 2007 and 2006 follows:

	Pension Benefits			Other Postretirement Benefits
	2008	2007	2006	2008	2007	2006
	(in thousands)
Change in projected benefit obligation:
Net benefit obligation at beginning of year	$ 94,893	88,320	86,530	3,975	4,174	3,715
Service cost	5,727	5,718	5,446	296	292	299
Interest cost	6,326	5,490	4,830	262	244	209
Plan amendments	—	—	—	—	—	165
Benefits and expenses paid	(6,553)	(3,690)	(3,496)	(616)	(313)	(244)
Actuarial (gain) loss	(1,799)	(945)	(4,990)	1,126	(570)	(107)
Retiree contributions	—	—	—	162	148	137

Net benefit obligation at end of year	$ 98,594	94,893	88,320	5,205	3,975	4,174

        The accumulated benefit obligation for the Pension Plan was $86.9 million and $81.3 million at December 31, 2008 and 2007, respectively.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

	Pension Benefits			Other Postretirement Benefits
	2008	2007	2006	2008	2007	2006
	(in thousands)
Change in plan assets:
Fair value of plan assets at beginning of year	$109,822	82,889	74,445	—	—	—
Actual return on plan assets	(30,249)	23,622	4,940	—	—	—
Employer contributions	5,000	7,000	7,000	454	165	107
Retiree contributions	—	—	—	162	148	137
Benefits paid	(6,553)	(3,689)	(3,496)	(616)	(313)	(244)

Fair value of plan assets at end of year	$78,020	109,822	82,889	—	—	—

Funded status at end of year	$(20,574)	14,929	(5,431)	(5,205)	(3,975)	(4,174)

	Pension Benefits				Other Postretirement Benefits
	2008		2007	2006	2008	2007	2006
	(in thousands, except percentage data)
Amounts recognized in the statement of financial position under SFAS No. 158:
Noncurrent assets	$–		14,929	–	–	–	–
Current liabilities	–		–	–	(252)	(192)	(209)
Noncurrent liabilities	(20,574)		–	(5,431)	(4,953)	(3,783)	(3,965)

Net amount recognized at end of year	$(20,574)		14,929	(5,431)	(5,205)	(3,975)	(4,174)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income:
Transition obligation	$(52)		(57)	(62)	–	–	–
Prior service cost	(4,596)		(3,714)	(4,149)	(323)	(362)	(400)
Accumulated gain (loss)	(30,835)		4,792	(14,143)	283	1,489	958

Accumulated other comprehensive income	(35,483)		1,021	(18,354)	(40)	1,127	558
Cumulative employer contributions in excess of net periodic benefit cost	14,909		13,908	12,923	(5,165)	(5,102)	(4,732)

Net amount recognized at end of year	$(20,574)		14,929	(5,431)	(5,205)	(3,975)	(4,174)
Weighted average assumptions used to determine benefit obligation at December 31:
Discount rate	6.75%		6.75%	6.00%	6.75%	6.75%	6.00%
Rate of compensation increase		(1)	3.86%	3.86%	Not applicable

(1)
Rate of compensation increase is 0% for 2009, 2.5% for 2010 and 3.86% for 2011 and after.

        The discount rate assumptions used to determine the postretirement obligations at December 31, 2008 and 2007 and the postretirement expenses in 2008 were based on the Mercer Bond Model. This model was designed by Mercer Human Resource Consulting to provide a means for plan sponsors to value the liabilities of their postretirement benefit plans. The Mercer Bond Model calculates the yield on a theoretical portfolio of high-grade corporate bonds (rated "Aa" or better) with cash flows that generally match our expected benefit payments. To the extent scheduled bond proceeds exceed the estimated benefit payments in a given period, the yield calculation assumes those excess proceeds are reinvested at the one-year forward rates implied by the Citigroup Pension Discount Curve.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

        Our Pension Plan asset allocation at December 31, 2008 and 2007 and our target allocation for 2009 are as follows:

Plan assets by investment style	Target Allocation at January 1, 2009	Percentage of Plan Assets at December 31, 2008
Large Cap Growth	40%	41%
Asset Strategy	35%	38%
Core Plus Fixed Income	13%	10%
Science and Technology	10%	9%
Cash Reserves	2%	2%

Total	100%	100%

Plan assets by category	Percentage of Plan Assets at December 31, 2008	Percentage of Plan Assets at December 31, 2007
Equity securities	67%	75%
Debt securities	19%	15%
Cash	14%	10%

Total	100%	100%

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

        Large Cap Growth consists of a diversified portfolio of common stocks issued by higher-quality growth-oriented large to medium sized domestic and, to a lesser extent, foreign companies. Asset Strategy invests in the domestic or foreign market that is believed to offer the greatest probability of return or, alternatively, that provides the highest degree of safety in uncertain times. Although this style may allocate its assets among stocks, bonds and short-term investments, the allocation is typically weighted toward stocks. Core Plus Fixed Income invests primarily in investment-grade debt securities issued in the United States. Science and Technology concentrates its investments primarily in equity securities of domestic and foreign companies that benefit by the application of science and technological discoveries.

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

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

        The components of net periodic pension and other postretirement costs and the assumptions related to those costs consisted of the following for the years ended December 31, 2008, 2007 and 2006.

	Pension Benefits			Other Postretirement Benefits
	2008	2007	2006	2008	2007	2006
	(in thousands)
Components of net periodic benefit cost:
Service cost	$5,727	5,718	5,446	296	292	299
Interest cost	6,326	5,490	4,830	262	244	209
Expected return on plan assets	(8,614)	(6,442)	(5,694)	—	—	—
Actuarial (gain) loss amortization	—	808	954	(80)	(39)	(38)
Prior service cost amortization	555	436	436	39	38	23
Transition obligation amortization	5	5	5	—	—	—

Net periodic benefit cost	$3,999	6,015	5,977	517	535	493

        The estimated net loss, prior service cost and transition obligation for the Pension Plan that will be amortized from Accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $1.6 million, $555 thousand and $5 thousand, respectively. The estimated prior service cost for the postretirement medical plan that will be amortized from Accumulated other comprehansive income into net periodic benefit cost over the next fiscal year is $39 thousand.

	Pension Benefits			Other Postretirement Benefits
	2008	2007	2006	2008	2007	2006
Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	6.75%	6.00%	5.75%	6.75%	6.00%	5.75%
Expected return on plan assets	7.75%	7.75%	7.75%	Not applicable
Rate of compensation increase	3.86%	3.86%	3.86%	Not applicable

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

        We expect the following benefit payments to be paid which reflect future service, as appropriate:

	Pension Benefits	Other Postretirement Benefits
	(in thousands)
2009	$5,561	260
2010	5,347	334
2011	7,133	378
2012	8,352	411
2013	8,416	447
2014 through 2018	52,379	2,374

	$87,188	4,204

        Our policy with respect to funding the Pension Plan is to fund at least the minimum required by the Employee Retirement Income Security Act of 1974, as amended, and not more than the maximum amount deductible for tax purposes. All contributions made to the Pension Plan for 2008 and 2007 were voluntary. We anticipate that the 2009 contribution will be made from cash generated from operations and will be in the range from $7.0 to $12.0 million.

        All Company contributions to other postretirement medical benefits are voluntary, as the postretirement medical plan is not funded and is not subject to any minimum regulatory funding requirements. The contributions for each year represent claims paid for medical expenses, and we anticipate making the 2009 expected contribution with cash generated from operations. Contributions by participants to the postretirement plan were $162 thousand and $148 thousand for the years ending December 31, 2008 and 2007, respectively.

        For measurement purposes, the initial health care cost trend rate was 10% for 2008, 2007 and 2006. The health care cost trend rate reflects anticipated increases in health care costs. The initial assumed growth rate of 10% in the first year is assumed to gradually decline over the next five years to a rate of 5% in the fifth year. The effect of a 1% annual increase in assumed cost trend rates would increase the December 31, 2008 accumulated postretirement benefit obligation by approximately $511 thousand, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2008 by approximately $92 thousand. The effect of a 1% annual decrease in assumed cost trend rates would decrease the December 31, 2008 accumulated postretirement benefit obligation by approximately $444 thousand, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2008 by approximately $78 thousand.

        We also sponsor the Waddell & Reed Financial, Inc. Supplemental Executive Retirement Plan, as amended and restated (the "SERP"), a non-qualified deferred compensation plan covering eligible employees. The SERP provides certain benefits for Company officers that the Pension Plan is prevented from providing because of compensation and benefit limits in the Internal Revenue Code.

        The SERP was adopted to supplement the annual pension paid to certain senior executive officers. Each calendar year, the Compensation Committee of the Board of Directors (the "Compensation Committee") credits participants' SERP accounts with (i) an amount equal to 4% of the executive's base

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

salary, less the amount of the maximum employer matching contribution available under our 401(k) plan, and (ii) a non-formula award, if any, as determined by the Compensation Committee in its discretion. There were no discretionary awards made to participants during 2008. Additionally, each calendar year, participants' accounts are credited (or charged) with an amount equal to the performance of certain hypothetical or investment vehicles since the last preceding year. Upon a participant's separation, or at such other time based on a pre-existing election by a participant, benefits accumulated under the SERP are payable in installments or in a lump sum. As of December 31, 2008 and 2007, the aggregate liability to participants was $3.5 million and $3.4 million, respectively.

        At December 31, 2008, the accrued pension and postretirement liability recorded on the balance sheet was comprised of accrued pension costs of $20.6 million, an accrued liability for SERP benefits of $3.5 million and a liability for postretirement benefits in the amount of $5.0 million. The current portion of postretirement liability of $0.3 million is included in other current liabilities on the balance sheet. At December 31, 2007, the accrued pension and postretirement liability recorded on the balance sheet was comprised of an accrued liability for SERP benefits of $3.4 million and a liability for postretirement benefits in the amount of $3.8 million. The current portion of postretirement liability of $0.2 million is included in other current liabilities on the balance sheet.

11.   Employee Savings Plan

        We sponsor a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code to provide retirement benefits to substantially all of our employees following the completion of an eligibility period. As allowed under Section 401(k), the plan provides tax-deferred salary deductions for eligible employees. Our matching contributions to the plan for the years ended December 31, 2008, 2007 and 2006 were $4.0 million, $3.7 million and $3.4 million, respectively.

12.   Stockholders' Equity

Earnings per Share

        For the years ended December 31, 2008, 2007 and 2006, earnings per share were computed as follows:

	2008	2007	2006
	(in thousands, except per share amounts)
Net income	$96,163	125,497	46,112

Weighted average shares outstanding — basic	82,331	80,781	81,353
Dilutive potential shares from stock options and certain nonvested stock awards	1,638	2,043	1,859

Weighted average shares outstanding — diluted	83,969	82,824	83,212

Earnings per share:
Basic	$1.17	1.55	0.57
Diluted	$1.15	1.52	0.55

Anti-dilutive Securities

        Options to purchase 688 thousand shares, 659 thousand shares and 2.79 million shares of Class A common stock ("common stock") were excluded from the diluted earnings per share calculation for years ended December 31, 2008, 2007 and 2006, respectively because they were anti-dilutive. Also excluded from the diluted earnings per share calculation were approximately 1.3 million shares, 265 thousand shares and

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

236 thousand shares of anti-dilutive nonvested stock for the years ended December 31, 2008, 2007 and 2006, respectively.

Dividends

        We declared dividends on our common stock of $0.76 per share, $0.68 per share and $0.60 per share for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008 and 2007, other current liabilities included $16.1 million and $14.7 million, respectively, for dividends payable to stockholders.

Common Stock Repurchases

        The Board of Directors has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in our stock-based compensation programs. There were 3,349,808 shares, 2,350,054 shares and 1,139,116 shares repurchased in the open market or privately during the years ended December 31, 2008, 2007 and 2006, respectively.

13.   Share-Based Compensation

        The Company has three stock-based compensation plans: the Company 1998 Stock Incentive Plan, as amended and restated (the "SI Plan"), the Company 1998 Executive Stock Award Plan, as amended and restated (the "ESA Plan") and the Company 1998 Non-Employee Director Stock Award Plan, as amended and restated (the "NED Plan") (collectively, the "Stock Plans").

        The SI Plan allows us to grant equity compensation awards, including, among other awards, non-qualified stock options and nonvested stock as part of our overall compensation program to attract and retain key personnel and encourage a greater personal financial investment in the Company. The Stock Plans also allow us to grant non-qualified stock options and/or nonvested stock to promote the long-term growth of the Company. A maximum of 30,000,000 shares of common stock are authorized for issuance under the SI Plan. A maximum of 3,750,000 and 1,200,000 shares of common stock are authorized for issuance under the ESA Plan and NED Plan, respectively. In total, 13,182,310 shares of common stock are available for issuance as of December 31, 2008 under these plans. In addition, we make incentive payments under the Company 2003 Executive Incentive Plan, as amended and restated (the "EIP") in the form of cash, stock options, nonvested stock or a combination thereof. Incentive awards paid under the EIP in the form of stock options or nonvested stock are issued out of shares reserved for issuance under the SI and ESA Plans. Generally, shares of common stock covered by terminated, surrendered or cancelled options, by forfeited nonvested stock, or by the forfeiture of other awards that do not result in issuance of shares of common stock are again available for awards under the plan from which they were terminated, surrendered, cancelled or forfeited.

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

December 31, 2008, 2007 and 2006

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

  (a)
  Stock Options

        A summary of stock option activity and related information for the year ended December 31, 2008 follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term (in years)
Outstanding at December 31, 2007	2,645,666	$21.58	2.10
Granted	—	—
Exercised	(503,907)	15.97
Granted in restoration	46,715	33.91
Exercised in restoration	(55,755)	26.75
Terminated/Canceled	(110,875)	16.24

Outstanding at December 31, 2008	2,021,844	$23.44	1.40

Exercisable at December 31, 2008	1,975,129	$23.20	1.38

        The aggregate intrinsic value of outstanding options and exercisable options as of December 31, 2008 was $126 thousand. The total intrinsic value (on date of exercise) of options exercised during the years ended December 31, 2008, 2007 and 2006 was $9.4 million, $31.9 million and $8.7 million, respectively. The related income tax benefit recognized was $3.3 million, $11.6 million and $3.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

        SORP options with vesting periods of six months were the only options granted during 2008, 2007 and 2006. Compensation expense related to options issued under the SORP of $217 thousand, $19 thousand and $157 thousand was recorded for the years ended December 31, 2008, 2007 and 2006, respectively.

        The weighted average fair value of options granted during the years ended December 31, 2008, 2007 and 2006 were $5.47, $2.76 and $2.94, respectively. The grant date fair value of options granted have been calculated using a Black-Scholes option-pricing model with assumptions as follows:

	2008	2007	2006
Dividend yield	2.24%	2.70%	2.80%
Risk-free interest rate	2.05%	4.57%	4.92%
Expected volatility	32.10%	24.50%	22.50%
Expected life (in years)	1.89	1.21	2.09
(b)
Nonvested Stock

        A summary of nonvested share activity and related fair value for the year ended December 31, 2008 follows:

	Nonvested Stock Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2007	3,426,921	$24.02
Granted	1,565,553	27.95
Vested	(1,378,985)	23.51
Forfeited	(50,891)	25.71

Nonvested at December 31, 2008	3,562,598	$25.92

        For the years ended December 31, 2008, 2007 and 2006, compensation expense related to nonvested stock totaled $29.0 million, $23.7 million and $21.7 million, respectively. In 2008, we also recognized $795 thousand related to nonvested stock which was immediately vested under the voluntary separation program, discussed in Note 7. The related income tax benefit was $10.5 million, $8.6 million and $7.9 million for the years ended December 31, 2008, 2007 and 2006, respectively, which may be recognized upon vesting. As of December 31, 2008, the remaining unamortized expense of $62.3 million is expected to be recognized over a weighted average period of 2.5 years.

        The total fair value of shares vested (at vest date) during the years ended December 31, 2008, 2007 and 2006 was $40.0 million, $21.0 million and $16.9 million, respectively. The Company permits employees the right to tender a portion of their vested shares to the Company to satisfy the minimum tax withholding obligations of the Company with respect to vesting of the shares. During 2009, we expect to repurchase approximately 374,000 shares from employees who elect to tender shares to cover their minimum tax withholdings.

        For nonvested stock awards granted prior to the adoption of SFAS No. 123R, the Company will continue to recognize compensation expense over the contractual vesting period. Had compensation

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

expense for nonvested stock awards issued prior to January 1, 2006 been determined based on the date a participant first becomes eligible for retirement, the Company's net income would have been increased by $372 thousand for the year ended December 31, 2008, decreased by $45 thousand for the year ended December 31, 2007 and increased by $280 thousand for the year ended December 31, 2006.

14.   Uniform Net Capital Rule Requirements

        Three of our subsidiaries, Waddell & Reed, Inc. ("W&R"), Legend Equities Corporation ("LEC"), and Ivy Funds Distributor, Inc. ("IFDI") are registered broker/dealers and members of the Financial Industry Regulatory Authority. Broker/dealers are subject to the SEC's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15.0 to 1.0. The primary difference between net capital and stockholders' equity is the non-allowable assets that are excluded from net capital.

        A broker/dealer may elect not to be subject to the Aggregate Indebtedness Standard of paragraph (a)(1)(i) of Rule 15c3-1, in which case net capital must exceed the greater of $250 thousand or 2% of aggregate debit items computed in accordance with the Formula for Determination of Reserve Requirements for broker/dealers. W&R made this election during the current year and thus, is not subject to the aggregate indebtedness ratio as of December 31, 2008.

        Net capital and aggregated indebtedness information for our broker/dealer subsidiaries is presented in the following table as of December 31, 2008 and 2007 (in thousands):

	2008			2007
	W&R	LEC	IFDI	W&R	LEC	IFDI
Net capital	$7,494	2,148	25,108	$41,187	2,136	12,328
Required capital	250	172	1,298	13,117	173	1,333

Excess of required capital	$7,244	1,976	23,810	$28,070	1,963	10,995

Ratio of aggregate indebtedness to net capital	Not applicable	1.20 to 1.0	0.78 to 1.0	4.78 to 1.0	1.22 to 1.0	1.62 to 1.0

15.   Rental Expense and Lease Commitments

        We lease our home office buildings, certain sales and other office space and equipment under long-term operating leases. Rent expense was $20.1 million, $18.6 million and $18.3 million, for the years ended December 31, 2008, 2007 and 2006, respectively. Future minimum rental commitments under non-cancelable operating leases are as follows (in thousands):

2009	$17,703
2010	14,889
2011	12,326
2012	10,106
2013	5,704
Thereafter	11,311

$72,039

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

        New leases are expected to be executed as existing leases expire. Thus, future minimum lease commitments are not expected to be less than those in 2008.

16.   Related Party Transactions

        We earn investment management fees from the Funds for which we also act as an investment adviser, pursuant to an investment management agreement with each Fund. In addition, we have agreements with the Funds pursuant to Rule 12b-1 under the Investment Company Act of 1940, as amended, pursuant to which distribution and service fees are collected from the Funds for distribution of mutual fund shares for costs such as advertising and commissions paid to broker/dealers and for providing ongoing services to shareholders of the Funds and/or maintaining shareholder accounts. We also earn service fee revenues by providing various services to the Funds and their shareholders pursuant to a shareholder servicing agreement with each Fund (except the Ivy Funds VIP) and an accounting service agreement with each Fund. Certain of our officers and directors are also officers, directors and/or trustees for the various Funds for which we act as an investment adviser. These agreements are approved or renewed on an annual basis by each Fund's board of directors/trustees, including a majority of the disinterested members. Funds and separate accounts receivable includes amounts due from the Funds for aforementioned services.

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

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

19.   Selected Quarterly Information (Unaudited)

	Quarter
	First	Second	Third	Fourth
	(in thousands)
2008
Total revenues	$234,069	252,783	241,224	191,044
Net income	28,341	35,187	33,365	(730) (1)
Earnings per share:
Basic	$0.34	0.42	0.41	(0.01)
Diluted	$0.33	0.42	0.40	(0.01)

	Quarter
	First	Second	Third	Fourth
	(in thousands)
2007
Total revenues	$189,499	201,286	210,652	236,117
Net income	28,727	29,706	31,967	35,097
Earnings per share:
Basic	$0.36	0.37	0.40	0.43
Diluted	$0.35	0.36	0.39	0.42

(1)
Includes a pre-tax charge of $16.5 million ($10.5 million net of tax) for restructuring charges consisting primarily of severance costs associated with our voluntary separation program as well as costs associated with terminating various projects under development; a charge of $7.2 million (not deductible for income tax purposes) to recognize the impairment of goodwill associated with ACF; additional amortization of our deferred acquisition cost asset of $6.5 million ($4.1 million net of tax) due to significant asset redemption activity and our review of the recoverability of our deferred sales commission asset; and a pre-tax charge of $2.1 million ($1.4 million net of tax) related to the settlement of miscellaneous litigation and other matters. These charges were offset by the reversal of bonus accruals of $7.9 million ($5.1 million net of tax) to reflect lower annual awards.

WADDELL & REED FINANCIAL, INC.
Index to Exhibits

Exhibit No.	Exhibit Description

3.1	Restated Certificate of Incorporation of Waddell & Reed Financial, Inc. Filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q, File No. 333-43687, for the quarter ended June 30, 2006 and incorporated herein by reference.
3.2
Amended and Restated Bylaws of Waddell & Reed Financial, Inc. Filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, File No. 333-43687, filed September 17, 2008 and incorporated herein by reference.
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
4.4
Indenture, dated as of January 18, 2001, by and between Waddell & Reed Financial, Inc. and The Bank of New York Mellon Trust Company, National Association, as successor in interest to JPMorgan Chase Bank, National Association. Filed as Exhibit 4.1(a) to the Company's Current Report on Form 8-K, File No. 001-13913, on February 5, 2001 and incorporated herein by reference.
4.5
First Supplemental Indenture, dated as of January 18, 2001 by and between Waddell & Reed Financial, Inc. and The Bank of New York Mellon Trust Company, National Association, as successor in interest to JPMorgan Chase Bank, National Association, including the form of the 7.50% notes due January 2006 as Exhibit A. Filed as Exhibits 4.1(b) and 4.2 to the Company's Current Report on Form 8-K, File No. 333-43687, on February 5, 2001 and incorporated herein by reference.
4.6
Second Supplemental Indenture, dated as of January 13, 2006, between Waddell & Reed Financial, Inc. and The Bank of New York Mellon Trust Company, National Association, as successor in interest to JP Morgan Trust Company, National Association, as trustee, and the form of the Global Note for the Company's 5.60% Notes due 2011 as Exhibit A. Filed as Exhibits 4.1 and 4.2 to the Company's Current Report on Form 8-K, File No. 333-43687, on January 13, 2006 and incorporated herein by reference.

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
10.2
Administrative Services Agreement, dated as of October 20, 2008, by and among Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company and Waddell & Reed, Inc. and its affiliated insurance companies.
10.3
Fund Participation Agreement, dated as of December 1, 2000, by and among Nationwide Life Insurance Company and/or Nationwide Life and Annuity Insurance Company, Waddell & Reed Services Company and Waddell & Reed, Inc. Filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2000 and incorporated herein by reference.
10.4
Fund Participation Agreement, dated as of September 19, 2003, by and among Minnesota Life Insurance Company, Waddell & Reed, Inc. and Ivy Funds VIP. Filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2007 and incorporated herein by reference.
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
10.7
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

WADDELL & REED FINANCIAL, INC.
Index to Exhibits

Exhibit No.	Exhibit Description

10.9	Credit Agreement, dated as of October 6, 2008, by and among Waddell & Reed Financial, Inc., the Lenders, Bank of America, N.A. and Bank of America Securities LLC. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 333-43687, on October 6, 2008 and incorporated herein by reference.
10.10
Fixed Rate Promissory Note for Multiple Loans, dated as of August 15, 2000, by and between Waddell & Reed Financial, Inc. and Chase Manhattan Bank. Filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2000 and incorporated herein by reference.
10.11	Waddell & Reed Financial, Inc. Supplemental Executive Retirement Plan, as amended and restated.*
10.12
Waddell & Reed Financial, Inc. 2003 Executive Incentive Plan, as amended and restated. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 333-43687, on April 11, 2008 incorporated herein by reference.*
10.13
Form of Accounting Services Agreement, amended and restated as of July 1, 2003, by and between the Funds and Waddell & Reed Services Company. Filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2007 and incorporated herein by reference.
10.14
Form of Investment Management Agreement, amended and restated as of November 9, 2005, by and between each of the Advisors Funds and Waddell & Reed Investment Management Company. Filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2007 and incorporated herein by reference.
10.15
Investment Management Agreement, amended and restated as of November 16, 2005, by and between the Ivy Funds and Waddell & Reed Investment Management Company, assigned to Ivy Investment Management Company. Filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2007 and incorporated herein by reference.
10.16
Investment Management Agreement, amended as of November 9, 2005, by and between Ivy Funds VIP and Waddell & Reed, Inc., assigned to Waddell & Reed Investment Management Company. Filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2007 and incorporated herein by reference.
10.17
Form of Shareholder Servicing Agreement, amended as of August 22, 2001, by and between each of the Advisors Funds or the Ivy Funds and Waddell & Reed Services Company. Filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2007 and incorporated herein by reference.

WADDELL & REED FINANCIAL, INC.
Index to Exhibits

Exhibit No.	Exhibit Description

10.18	Form of Underwriting Agreement, by and between each of the Advisors Funds and Waddell & Reed, Inc. Filed as Exhibit 10.35 to the Company's Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 1998 and incorporated herein by reference.
10.19
Form of Amendment to Underwriting Agreement, dated July 24, 2002, by and between each of the Advisors Funds and Waddell & Reed, Inc. Filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2007 and incorporated herein by reference.
10.20
Form of Distribution Agreement, amended and restated as of September 3, 2003, by and between the Ivy Funds and Waddell & Reed, Inc., assigned to Ivy Funds Distributor, Inc. Filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2007 and incorporated herein by reference.
10.21
Form of Distribution and Service Plan, amended and restated as of November 29, 2006, by and between each of the Advisors Funds or Ivy Funds and Waddell & Reed, Inc. or Ivy Funds Distributor, Inc., respectively. Filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2007 and incorporated herein by reference.
10.22
Service Plan, revised as of May 16, 2001, by and between Ivy Funds VIP and Waddell & Reed, Inc. Filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2007 and incorporated herein by reference.
10.23
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
10.25
Form of Change in Control Employment Agreement, dated December 14, 2001, by and between Henry J. Herrmann and Waddell & Reed Financial, Inc. Filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2001 and incorporated herein by reference.*
10.26	First Amendment to Change in Control Employment Agreement, dated December 17, 2008, by and between Henry J. Herrmann and Waddell & Reed Financial, Inc.*
10.27	Summary of Compensation Arrangements with Executive Officers of Waddell & Reed Financial, Inc.*
10.28	Summary of Non-Employee Director Compensation.*

WADDELL & REED FINANCIAL, INC.
Index to Exhibits

Exhibit No.	Exhibit Description

10.29	Form of Restricted Stock Award Agreement for awards to Employees pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated.*
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
10.32
Form of Restricted Stock Award Agreement for awards pursuant to the Waddell & Reed Financial, Inc. 1998 Non-Employee Director Stock Award Plan, as amended and restated. Filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, File No. 333-43687, for the quarter ended September 30, 2007 and incorporated herein by reference.*
10.33
Form of Non-Qualified Stock Option Grant Agreement for awards pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated. Filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2007 and incorporated herein by reference.*
10.34
First Amendment to the Waddell & Reed Financial, Inc. Non-Qualified Stock Option Grant Agreement, dated November 7, 2007, by and between Waddell & Reed Financial, Inc. and Henry J. Herrmann. Filed as Exhibit 10.34 to the Company's Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2007 and incorporated herein by reference.*
10.35
2009 Performance Goals established pursuant to the Waddell & Reed Financial, Inc. 2003 Executive Incentive Plan, as amended and restated. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 333-43687, on February 19, 2009 and incorporated herein by reference.*
10.36	Offer of Settlement. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 333-43687, on July 24, 2006 and incorporated herein by reference.
10.37	Assurance of Discontinuance. Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, File No. 333-43687, on July 24, 2006 and incorporated herein by reference.
10.38	Stipulation for Consent Order. Filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, File No. 333-43687, on July 24, 2006 and incorporated herein by reference.
11	Statement regarding computation of per share earnings.
12	Statement re computation of ratios of earnings to fixed charges.

WADDELL & REED FINANCIAL, INC.
Index to Exhibits

Exhibit No.	Exhibit Description

21	Subsidiaries of Waddell & Reed Financial, Inc.
23	Consent of KPMG LLP.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1	Section 1350 Certification of the Chief Executive Officer.
32.2	Section 1350 Certification of the Chief Financial Officer.

*
Indicates management contract or compensatory plan, contract or arrangement.