Form 10-Q
period 2009-03-31
WADDELL & REED FINANCIAL INC
filed 2009-04-29
CIK 1052100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Class	Outstanding as of April 24, 2009
Class A common stock, $.01 par value	86,058,995

WADDELL & REED FINANCIAL, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

Quarter Ended March 31, 2009

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	March 31,	December 31,
	2009	2008
	(unaudited)
Assets:
Cash and cash equivalents	$200,047	210,328
Cash and cash equivalents - restricted	77,298	48,713
Investment securities	58,491	58,684
Receivables:
Funds and separate accounts	37,552	33,539
Customers and other	71,179	61,280
Deferred income taxes	10,449	11,182
Prepaid expenses and other current assets	9,117	7,109
Total current assets	464,133	430,835

Property and equipment, net	59,155	59,966
Deferred sales commissions, net	50,604	52,183
Goodwill and identifiable intangible assets	221,210	221,210
Other non-current assets	12,531	11,166
Total assets	$807,633	775,360

Liabilities:
Accounts payable	$22,891	40,002
Payable to investment companies for securities	121,478	67,848
Accrued compensation	23,346	24,296
Income taxes payable	7,842	2,397
Other current liabilities	63,817	70,165
Total current liabilities	239,374	204,708

Long-term debt	199,973	199,969
Accrued pension and postretirement costs	25,584	29,083
Deferred income taxes	2,993	3,564
Other non-current liabilities	14,378	17,911
Total liabilities	482,302	455,235

Commitments and contingencies (Note 10)

Stockholders’ equity :
Preferred stock—$1.00 par value: 5,000 shares authorized; none issued	—	—
Class A Common stock—$0.01 par value: 250,000 shares authorized; 99,701 shares issued; 84,744 shares outstanding (84,877 at December 31, 2008)	997	997
Additional paid-in capital	213,582	207,886
Retained earnings	486,634	487,558
Cost of 14,957 common shares in treasury (14,824 at December 31, 2008)	(352,287)	(350,463)
Accumulated other comprehensive loss	(23,595)	(25,853)
Total stockholders’ equity	325,331	320,125
Total liabilities and stockholders’ equity	$807,633	775,360

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited, in thousands, except for per share data)

	For the three months
	ended March 31,
	2009	2008

Revenues:
Investment management fees	$70,981	102,972
Underwriting and distribution fees	80,715	106,111
Shareholder service fees	24,976	24,986

Total	176,672	234,069

Operating expenses:
Underwriting and distribution	98,718	124,777
Compensation and related costs (including share-based compensation of $6,710 and $6,957, respectively)	25,699	34,346
General and administrative	13,413	13,833
Subadvisory fees	4,703	11,834
Depreciation	3,312	3,140

Total	145,845	187,930

Operating income	30,827	46,139
Investment and other income (loss)	(3,092)	2,186
Interest expense	(3,149)	(2,978)

Income before provision for income taxes	24,586	45,347
Provision for income taxes	9,120	17,006

Net income	$15,466	28,341

Net income per share:
Basic	$0.18	0.33
Diluted	$0.18	0.33

Weighted average shares outstanding:
Basic	84,900	86,287
Diluted	84,910	86,807

Dividends declared per common share	$0.19	0.19

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of  Stockholders’ Equity

For the Three Months Ended March 31, 2009

(Unaudited, in thousands)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity

Balance at December 31, 2008	99,701	$997	207,886	487,558	(350,463)	(25,853)	320,125

Net income	—	—	—	15,466	—	—	15,466
Recognition of equity compensation	—	—	6,710	—	—	—	6,710
Issuance of nonvested shares and other	—	—	(1,152)	—	1,152	—	—
Dividends accrued, $0.19 per share	—	—	—	(16,390)	—	—	(16,390)
Exercise of stock options	—	—	(25)	—	71	—	46
Excess tax benefits from share-based payment arrangements	—	—	163	—	—	—	163
Repurchase of common stock	—	—	—	—	(3,047)	—	(3,047)
Unrealized depreciation on available for sale investment securities	—	—	—	—	—	(463)	(463)
Reclassification for amounts included in net income	—	—	—	—	—	2,299	2,299
Pension and postretirement benefits	—	—	—	—	—	422	422

Balance at March 31, 2009	99,701	$997	213,582	486,634	(352,287)	(23,595)	325,331

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	For the three months
	ended March 31,
	2009	2008

Net income	$15,466	28,341

Other comprehensive income:

Net unrealized depreciation of investment securities during the period, net of income taxes of $(284) and $(1,022), respectively	(463)	(1,772)

Pension and postretirement benefits, net of income taxes of $138 and $0, respectively	422	—

Reclassification adjustments for amounts included in net income, net of income taxes of $1,330 and $(21), respectively	2,299	(36)

Comprehensive income	$17,724	26,533

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the three months
	ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$15,466	28,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,261	3,094
Other than temporary impairment of investments in affiliated mutual funds	3,686	—
Amortization of deferred sales commissions	9,971	11,065
Share-based compensation	6,710	6,957
Excess tax benefits from share-based payment arrangements	(163)	(2,093)
Net purchases and sales of trading securities	(108)	(48)
Unrealized (gain)/loss on trading securities	(105)	812
Loss on sale and retirement of property and equipment	295	35
Capital gains and dividends reinvested	(111)	(48)
Deferred income taxes	(1,023)	656
Changes in assets and liabilities:
Cash and cash equivalents - restricted	(28,585)	(19,910)
Receivables from funds and separate accounts	(4,013)	(1,069)
Other receivables	(9,899)	14,931
Other assets	(2,418)	(6,478)
Deferred sales commissions	(8,392)	(24,883)
Accounts payable and payable to investment companies	36,519	(1,122)
Other liabilities	(8,133)	6,493

Net cash provided by operating activities	$12,958	16,733

Cash flows from investing activities:
Purchases of available-for-sale investment securities	(450)	—
Proceeds from sales of available-for-sale investment securities	44	—
Proceeds from maturities of available-for-sale investment securities	175	—
Additions to property and equipment	(4,550)	(6,052)
Proceeds from sales of property and equipment	516	74

Net cash used in investing activities	$(4,265)	(5,978)

Cash flows from financing activities:
Dividends paid	(16,136)	(14,732)
Repurchase of common stock	(3,047)	(31,662)
Exercise of stock options	46	4,644
Excess tax benefits from share-based payment arrangements	163	2,093
Other stock transactions	—	(23)

Net cash used in financing activities	$(18,974)	(39,680)
Net decrease in cash and cash equivalents	(10,281)	(28,925)
Cash and cash equivalents at beginning of period	210,328	263,914
Cash and cash equivalents at end of period	$200,047	234,989

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.              Description of Business and Significant Accounting Policies

Waddell & Reed Financial, Inc. and Subsidiaries

Waddell & Reed Financial, Inc. and subsidiaries (hereinafter referred to as the “Company,” “we,” “our” and “us”) derive revenues primarily from investment management, investment product underwriting and distribution, and shareholder services administration provided to the Waddell & Reed Advisors Group of Mutual Funds (the “Advisors Funds”), Ivy Funds Variable Insurance Portfolios, Inc., (the “Ivy Funds VIP”), Ivy Funds, Inc. and the Ivy Funds portfolios (collectively, the “Ivy Funds”), and Waddell & Reed InvestEd Portfolios, Inc., (“InvestEd”), our college savings plan (collectively, the Advisors Funds, Ivy Funds VIP, Ivy Funds and InvestEd are referred to as the “Funds”), and institutional and separately managed accounts.  The Funds and the institutional and separately managed accounts operate under various rules and regulations set forth by the United States Securities and Exchange Commission (the “SEC”). Services to the Funds are provided under investment management agreements that set forth the fees to be charged for these services. The majority of these agreements are subject to annual review and approval by each Fund’s board of directors/trustees and shareholders. Our revenues are largely dependent on the total value and composition of assets under management, which include mainly domestic equity securities, but also include debt securities and international equities.  Accordingly, fluctuations in financial markets and composition of assets under management can significantly impact revenues and results of operations.

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements included herein pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to enable a reasonable understanding of the information presented.  The information in this Quarterly Report on Form 10-Q should be read in conjunction with Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”).  Certain amounts in prior period financial statements have been reclassified for consistent presentation.

The accompanying unaudited consolidated financial statements have been prepared consistently with the accounting policies described in Note 2 to the consolidated financial statements included in our 2008 Form 10-K, which include the following: use of estimates, cash and cash equivalents, disclosures about fair value of financial instruments, investment securities and investments in affiliated mutual funds, property and equipment, software developed for internal use, goodwill and identifiable intangible assets, deferred sales commissions, revenue recognition, advertising and promotion, share-based compensation, accounting for income taxes and derivatives, and hedging activities.

The Company adopted FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”) on January 1, 2009.  FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are considered to be participating securities and must be included in the computation of earnings per share pursuant to the two-class method.  As required upon adoption, we retrospectively adjusted prior period earnings per share data to conform to provisions of this standard.  See Note 5 for additional information.

In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only a normal and recurring nature) necessary to present fairly our financial position at March 31, 2009, the results of operations for the three months ended March 31, 2009 and 2008 and cash flows for the three months ended March 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States.

2.              Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and short-term investments.  We consider all highly liquid investments with original or remaining maturities of 90 days or less at the date of purchase to be cash equivalents. At March 31, 2009, our cash and cash equivalents balance is comprised of commercial paper of $21.0 million and cash and money market funds of $179.0 million.  Cash and cash equivalents — restricted represents cash held for the benefit of customers segregated in compliance with federal and other regulations.  Substantially all cash balances are in excess of federal deposit insurance limits.

3.     Investment Securities

Investment securities are as follows:

	Fair Value
	March 31,	December 31,
	2009	2008
	(in thousands)

Available-for-sale securities:
Affiliated mutual funds	$18,653	19,292
Municipal bonds	4,339	4,204
Mortgage-backed securities	12	12
	23,004	23,508

Trading securities:
Affiliated mutual funds	34,848	34,566
Municipal bonds	397	372
Corporate bonds	107	93
Mortgage-backed securities	107	108
Common stock	28	37
	35,487	35,176

Total investment securities	$58,491	58,684

Certain information related to our available-for-sale securities is as follows:

	March 31,	December 31,
	2009	2008
	(in thousands)

Amortized cost	$25,824	29,267
Unrealized gains	344	460
Unrealized losses	(3,164)	(6,219)

Fair value	$23,004	23,508

Purchases and sales of trading securities during the three months ended March 31, 2009 were $108 thousand and $0, respectively.

During the first quarter of 2009, we recorded a pre-tax charge of $3.7 million to reflect the “other than temporary” decline in value of certain of the Company’s investments in affiliated mutual funds as the fair value of these investments has been below cost for an extended period.  This charge is recorded in “investment and other income (loss)” in the 2009 consolidated statement of operations.

We determine the fair value of our investments using broad levels of inputs as defined by related accounting standards:

Level 1 - observable inputs such as quoted prices in active markets for identical securities

Level 2 - other significant observable inputs (including quoted prices in active markets for similar securities)

Level 3 - significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The following table summarizes our investment securities at March 31, 2009 that are recognized in our balance sheet using fair value measurements determined based on the differing levels of inputs.

	Level 1	Level 2	Level 3	Total
	(in thousands)

Investment securities	$53,529	4,962	—	$58,491

4.     Restructuring

In the fourth quarter of 2008, we initiated a restructuring plan to reduce our operating costs.  We completed the restructuring by December 31, 2008, which included a voluntary separation of 169 employees and the termination of various projects under development.  In 2008, we recorded a pre-tax restructuring charge of $16.5 million, consisting of $15.0 million in employee compensation and other benefit costs, $795 thousand for accelerated vesting of nonvested stock and $717 thousand in project development costs, including $500 thousand for the early termination of a contract.

The activity in the accrued restructuring liability is summarized as follows:

	Accrued Liability		Non-cash	Accrued Liability
	as of	Cash	Settlements	as of
	December 31, 2008	Payments	and Other	March 31, 2009
	(in thousands)
Employee compensation and other benefit costs	$14,530	(4,037)	(288)	10,205
Contract termination and project development costs	500	—	—	500
	$15,030	(4,037)	(288)	10,705

We expect the remaining restructuring costs to be paid out through 2010, with the majority paid out by the end of 2009.  The current portion of the restructuring liability of $9.4 million is included in “other current liabilities” and the non-current portion of $1.3 million is included in “other non-current liabilities” in the consolidated balance sheet at March 31, 2009.

5.   Stockholders’ Equity

Earnings per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended March 31,
	2009	2008
	(in thousands, except per share amounts)

Net income	$15,466	28,341

Weighted average shares outstanding - basic	84,900	86,287
Dilutive potential shares from stock options	10	520
Weighted average shares outstanding - diluted	84,910	86,807

Earnings per share:
Basic	$0.18	0.33
Diluted	$0.18	0.33

Effective January 1, 2009, we adopted FSP EITF 03-6-1.  This standard provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are considered to be participating securities and must be included in the computation of earnings per share pursuant to the two-class method.  As required upon adoption, we retrospectively adjusted prior period earnings per share data to conform to provisions of this standard.  Stock options are included in the calculation of diluted earnings per share using the treasury stock method.

Anti-dilutive Securities

Options to purchase 1.6 million shares and 561 thousand shares of Class A common stock (“common stock”) were excluded from the diluted earnings per share calculation for the three months ended March 31, 2009 and 2008, respectively, because they were anti-dilutive.

Dividends

On February 20, 2009, the Board of Directors (the “Board”) approved a dividend on our common stock in the amount of $0.19 per share to stockholders of record as of April 3, 2009 to be paid on May 1, 2009.  The total dividend to be paid is approximately $16.4 million.

Common Stock Repurchases

The Board has authorized the repurchase of our common stock in the open market and/or private purchases. Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased.  The acquired shares may be used for corporate purposes, including shares issued to employees in our stock-based compensation programs.  There were 185,100 shares and 1,013,100 shares repurchased in the open market or privately during the three months ended March 31, 2009 and 2008, respectively.

6.     Share-Based Compensation

In the first quarter of 2009, we granted 52,259 shares of nonvested stock with an average fair value of $16.80 per share under the Company’s 1998 Stock Incentive Plan, as amended and restated (the “SI Plan”).  The value of those shares, aggregating $878 thousand, will be amortized to expense over a four year vesting period.

On April 2, 2009, we granted 1,557,761 shares of nonvested stock with a fair value of $19.12 per share under the SI Plan. The value of those shares at the grant date, aggregating $29.8 million, will be amortized to expense over a four year vesting period.

7.     Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of purchase price over the tangible assets and identifiable intangible assets of an acquired business.  Our goodwill is not deductible for tax purposes.  The carrying values of goodwill and identifiable intangible assets (all considered indefinite lived) are summarized as follows:

	March 31, 2009	December 31, 2008
	(in thousands)

Goodwill	$202,518	202,518
Accumulated amortization	(36,307)	(36,307)
Total goodwill	166,211	166,211

Mutual fund management advisory contracts	38,699	38,699
Mutual fund subadvisory management contracts	16,300	16,300
Total indentifiable intangible assets	54,999	54,999

Total	$221,210	221,210

8.  Income Tax Uncertainties

As of January 1, 2009 and March 31, 2009, the Company had unrecognized tax benefits, including penalties and interest, of $4.9 million ($3.4 million net of federal benefit) and $5.2 million ($3.6 million net of federal benefit), respectively, that if recognized, would impact the Company’s effective tax rate.  The unrecognized tax benefits that are not expected to be settled within the next 12 months are included in “other liabilities” in the consolidated balance sheet; unrecognized tax benefits that are expected to be settled within the next 12 months are included in “income taxes payable.”

The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as income taxes.  As of January 1, 2009, the total amount of accrued interest and penalties related to uncertain tax positions recognized in the consolidated balance sheet was $1.6 million ($1.2 million net of federal benefit).  The total amount of penalties and interest, net of federal benefit, related to tax uncertainties recognized in the statement of income for the three month period ended March 31, 2009 was $55 thousand.  The total amount of accrued penalties and interest related to uncertain tax positions at March 31, 2009 of $1.7 million ($1.3 million net of federal benefit) is included in the total unrecognized tax benefits described above.

In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain.  In addition, respective tax authorities periodically audit our income tax returns. These audits examine our significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions.  The federal income tax returns for tax years 2005 through 2008 are the only open tax years that remain subject to potential future audit. State income tax returns for all years after 2003 are subject to potential future audit by tax authorities in the Company’s major state tax jurisdictions.

The Company is currently being audited in four state jurisdictions.  It is reasonably possible that the Company will settle the audits in these jurisdictions within the next 12-month period.  It is estimated that the Company’s FASB Interpretation No. 48 liability could decrease by approximately $620 thousand to $1.3 million ($420 thousand to $833 thousand net of federal benefit) upon settlement of these audits.  Such settlements are not anticipated to have a significant impact on reported income.

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

The following table presents the components of net periodic pension and other postretirement costs related to these plans.

	Pension Benefits		Other Postretirement Benefits
	Three months ended March 31,		Three months ended March 31,
	2009	2008	2009	2008
	(in thousands)
Components of net periodic benefit cost:
Service cost	$1,316	1,400	93	74
Interest cost	1,600	1,558	85	65
Expected return on plan assets	(1,607)	(2,153)	—	—
Actuarial (gain) loss amortization	1	—	—	(20)
Prior service cost amortization	139	109	10	10
Transition obligation amortization	411	1	—	—

Total	$1,860	915	188	129

During the three month period ended March 31, 2009, we made a $5.0 million contribution to the Pension Plan and in April 2009 we made an additional $5.0 million contribution to the Pension Plan.  We do not expect to make additional contributions to the Pension Plan for the remainder of 2009.

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

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the current views and assumptions of management with respect to future events regarding our business and industry in general.  These forward-looking statements include all statements, other than statements of historical fact, regarding our financial position, business strategy and other plans and objectives for future operations, including statements with respect to revenues and earnings, the amount and composition of assets under management, distribution sources, expense levels, redemption rates and the financial markets and other conditions.  These statements are generally identified by the use of such words as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “forecast,” “estimate,” “expect,” “intend,” “plan,” “project,” “outlook,” “will,” “potential” and similar statements of a future or forward-looking nature.  Readers are cautioned that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance.  Actual results may differ materially from those contained in these forward-looking statements as a result of various factors, including but not limited to those discussed below.  If one or more events related to these or other risks, contingencies or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from those forecasted or expected.  Certain important factors that could cause actual results to differ materially from our expectations are disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2008, which include, without limitation:

•                                          A decline in the securities markets or in the relative investment performance of our Funds and other investment portfolios and products as compared to competing funds;

•                                          A decrease in, or the elimination of, any future quarterly dividend paid to stockholders;

•                                          The loss of existing distribution channels or inability to access new distribution channels;

•                                          A reduction in assets under our management on short notice, through increased redemptions in our distribution channels or our Funds, particularly those Funds with a high concentration of assets, or investors terminating their relationship with us or shifting their funds to other types of accounts with different rate structures;

•                                          The introduction of legislative, judicial or regulatory proposals that change the independent contractor classification of our financial advisors;

•                                          Our inability to hire and retain senior executive management and other key personnel;

•                                          The impairment of goodwill or other intangible assets on our balance sheet; and

•                                          Investors’ failure to renew our investment management or subadvisory agreements, or the terms of any such renewals being on unfavorable terms.

The foregoing factors should not be construed as exhaustive and should be read together with other cautionary statements included in this and other reports and filings we make with the Securities and Exchange Commission, including the information in Item 1 “Business” and Item 1A “Risk Factors” of Part I and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II to our Annual Report on Form 10-K for the year ended December 31, 2008 and as updated in our quarterly reports on Form 10-Q for the year ending December 31, 2009.  All forward-looking statements speak only as the date on which they are made and we undertake no duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We derive our revenues primarily from providing investment management, investment product underwriting and distribution, and shareholder services administration to mutual funds and institutional and separately managed accounts.  Investment management fees, a substantial source of our revenues, are based on the amount of average assets under management and are affected by sales levels, financial market conditions, redemptions and the composition of assets.  Underwriting and distribution revenues, another substantial source of revenues, consist of commissions derived from sales of investment and insurance products, distribution fees on certain variable products, and fees earned on fee-based asset allocation products, as well as related advisory services.  The products sold have various commission structures and the revenues received from those sales vary based on the type and amount sold.  Rule 12b-1 service and distribution fees earned for servicing and/or distributing certain mutual fund shares are based upon assets under management and fluctuate based on sales, redemptions and financial market conditions.  Other service fees include transfer agency fees, custodian fees for retirement plan accounts and portfolio accounting.

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

Market Developments

During 2008, we operated in a period of high volatility in the financial markets - the Dow Jones Industrial Average declined 34% and the Standard & Poor’s 500 Index declined 38%.  Almost every class of financial assets experienced significant price declines and high volatility.  The U.S. government took steps to stabilize the financial markets and the banking system to ensure continued availability of commercial and consumer credit.

The financial markets continued to experience volatility as we moved into 2009.  In the first quarter of 2009, the Dow Jones Industrial Average declined another 13% and the Standard & Poor’s 500 Index declined an additional 12%.  The economic outlook remains uncertain and we anticipate a challenging business climate in the year ahead.

Due to our assets under management as of March 31, 2009 being substantially less than our average assets under management for 2008, we will likely experience a significant decline in revenue in 2009 relative to 2008 unless market conditions improve.  Although we took steps in the fourth quarter of 2008 to manage our expenses in response to current market conditions, we expect that our net income and operating margins may be adversely affected, especially in the near future.

Our balance sheet remains strong, as we ended the quarter with cash and investments of $258.5 million. We renewed our 364-day unsecured line of credit in 2008 with commitments from a syndicate of banks for $175.0 million, expandable to $200.0 million. We believe that our current liquidity position will allow us to manage through the market downturn for the foreseeable future.

Recent Accounting Developments

In April 2009, the FASB released FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”).  FSP FAS No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly.  FSP FAS No. 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company plans to adopt the provisions of FSP FAS 157-4 during the second quarter of 2009, but does not believe this guidance will have a significant impact on the Company’s financial position, cash flows, or disclosures.

Also in April 2009, the FASB issued FSP No. 115-2 and No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  This standard provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments.  This Staff Position is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company plans to adopt the provisions of this Staff Position during the second quarter of 2009, but does not believe this guidance will have a significant impact on the Company’s financial position, cash flows, or disclosures.

Assets Under Management

Assets under management were $47.6 billion and $47.5 billion on March 31, 2009 and December 31, 2008, respectively, due to net flows of $990 thousand offset by market depreciation of $898 thousand.  Net sales were driven by the Wholesale channel during the quarter.

Change in Assets Under Management(1)

	First Quarter 2009
	Advisors	Wholesale	Institutional	Total
	(in millions)

Beginning Assets	$23,472	17,489	6,523	$47,484

Sales (net of commissions)	695	2,389	395	3,479
Redemptions	(823)	(1,467)	(301)	(2,591)
Net Sales	(128)	922	94	888

Net Exchanges	(27)	26	—	(1)
Reinvested Dividends & Capital Gains	73	6	24	103
Net Flows	(82)	954	118	990

Market Appreciation (Depreciation)	(747)	192	(343)	(898)
Ending Assets	$22,643	18,635	6,298	$47,576

	First Quarter 2008
	Advisors	Wholesale	Institutional	Total
	(in millions)

Beginning Assets	$34,562	21,537	8,769	$64,868

Sales (net of commissions)	1,048	5,413	696	7,157
Redemptions	(917)	(1,171)	(365)	(2,453)
Net Sales	131	4,242	331	4,704

Net Exchanges	(67)	65	—	(2)
Reinvested Dividends & Capital Gains	69	6	27	102
Net Flows	133	4,313	358	4,804

Market Depreciation	(2,620)	(1,318)	(842)	(4,780)
Ending Assets	$32,075	24,532	8,285	$64,892

(1)       Includes all activity of the Funds and institutional accounts, including money market funds.

Average assets under management, which are generally more indicative of trends in revenue for providing investment management services than the quarter over quarter change in ending assets under management, are presented below.

Average Assets Under Management

	First Quarter 2009
	Advisors	Wholesale	Institutional	Total
	(in millions)
Asset Class:
Equity	$16,066	16,596	5,627	$38,289
Fixed Income	4,681	642	587	5,910
Money Market	1,763	311	—	2,074
Total	$22,510	17,549	6,214	$46,273

	First Quarter 2008
	Advisors	Wholesale	Institutional	Total
	(in millions)
Asset Class:
Equity	$26,642	22,151	7,824	$56,617
Fixed Income	4,404	401	594	5,399
Money Market	1,287	90	—	1,377
Total	$32,333	22,642	8,418	$63,393

Results of Operations – Three Months Ended March 31, 2009 as Compared with Three Months Ended March 31, 2008

Net Income

	Three months ended
	March 31,
	2009	2008	Variance
	(in thousands, except per share amounts and percentage data)

Net Income	$15,466	28,341	-45%
Earnings per share:
Basic	$0.18	0.33	-45%
Diluted	$0.18	0.33	-45%

Operating Margin	17%	20%	-15%

We reported net income of $15.5 million, or $0.18 per diluted share, for the first quarter of 2009 compared to $28.3 million, or $0.33 per diluted share, for the same period in 2008.

Total Revenues

Total revenues decreased 25% to $176.7 million for the three months ended March 31, 2009 compared to the same period in 2008.  The decrease is attributable to a decline in average assets under management of 27% for the three months ended March 31, 2009 compared to the first quarter of 2008 and a decrease in gross sales of 51% for the three months ended March 31, 2009 compared to the first quarter of 2008.

	Three months ended
	March 31,
	2009	2008	Variance
	(in thousands, except percentage data)

Investment management fees	$70,981	102,972	-31%
Underwriting and distribution fees	80,715	106,111	-24%
Shareholder service fees	24,976	24,986	0%
Total revenues	$176,672	234,069	-25%

Investment Management Fee Revenues

Investment management fee revenues are earned for providing investment advisory services to the Funds and to institutional and separate accounts.  Investment management fee revenues decreased $32.0 million, or 31%, from last year’s first quarter.  Prolonged stress on the financial markets and resulting lower equity valuations in subsequent quarters will most likely result in lower average assets under management and lower investment management fees as compared to prior quarters.

Revenues from investment management services provided to our retail mutual funds, which are distributed through the Advisors, Wholesale and Institutional channels, were $64.6 million for the quarter ended March 31, 2009.  Revenues decreased $29.2 million, or 31%, compared to the first quarter of 2008, while the related retail average assets decreased 27% to $40.1 billion.  Investment management fee revenues decreased more than the related retail average assets based on a decline in the average management fee rate.  This decline was primarily due to the continuing shift in the mix of assets under management toward lower fee products.  Retail sales in the first quarter of 2009 were $3.1 billion, a 52% decrease over sales in the first quarter of 2008.

Institutional account revenues were $6.4 million for the first quarter of 2009, representing a decrease of $2.8 million, or 30%, from last year’s first quarter.  The decrease was primarily due to a decline in average assets of 26% and a decline in the average management fee rate.

The long-term redemption rate (excluding money market fund redemptions) in the Advisors channel increased to 10.5% in this year’s first quarter compared to 8.4% in the first quarter of 2008.  In the Wholesale channel, the long-term redemption rate was also higher in this year’s first quarter, at 33.3%, compared to 20.6% in the first quarter of 2008.  We expect the Advisors channel long-term redemption rate to remain lower than that of the Wholesale channel due to the personal and customized nature in which our financial advisors provide service to our clients.  The long-term redemption rate for our Institutional channel increased to 19.6% for the first quarter of 2009 compared to 17.5% for the first quarter of 2008.  The elevated rates in the current year are a direct consequence of the volatility in the financial markets that occurred beginning in the second half of 2008.

Underwriting and Distribution Fee Revenues and Expenses

The following tables illustrate our underwriting and distribution fee revenues and expenses segregated by distribution method within the respective Advisors or Wholesale channel:

	First Quarter 2009
		Wholesale
	Advisors	Third-Party	Legend	Total
	(in thousands)

Revenue	$47,413	23,075	10,227	$80,715
Expenses
Direct	33,309	28,012	6,466	67,787
Indirect	21,719	6,382	2,830	30,931
	55,028	34,394	9,296	98,718
Net Underwriting & Distribution	$(7,615)	(11,319)	931	$(18,003)

	First Quarter 2008
		Wholesale
	Advisors	Third-Party	Legend	Total
	(in thousands)

Revenue	$61,677	30,345	14,089	$106,111
Expenses
Direct	42,712	39,595	9,423	91,730
Indirect	22,616	7,252	3,179	33,047
	65,328	46,847	12,602	124,777
Net Underwriting & Distribution	$(3,651)	(16,502)	1,487	$(18,666)

Underwriting and distribution revenues earned in this year’s first quarter decreased $25.4 million, or 24%, compared with the first quarter of 2008.  A majority of the decrease in revenues was due to lower Rule 12b-1 asset-based service and distribution fee revenues of $14.2 million as a result of a decrease in average mutual fund assets under management.  Revenue on front-load product sales sold in the Advisors channel decreased by $8.0 million, which included a decrease in variable annuity revenues of $1.6 million and a decrease in non-proprietary mutual fund revenues of $200 thousand quarter over quarter.  Revenues from front-load product sales sold in the Wholesale channel decreased $1.9 million.  Revenues from fee-based allocation products increased $800 thousand.  While we expect the shift from front-load to fee-based sales to put some short-term pressure on both the underwriting and distribution margin and the operating margin in the Advisors channel, the asset-based fee structure has the opportunity for better long-term margins.  Insurance-related revenues increased $1.8 million compared to the first quarter of 2008.  Lower advisory fees, Rule 12b-1 service fee revenues and point of sale commissions earned by Legend decreased revenue by $3.9 million compared to the first quarter of 2008 as their assets under administration decreased from $4.7 billion as of March 31, 2008 to $3.3 billion as of March 31, 2009.

Underwriting and distribution expenses decreased by $26.1 million, or 21%, when compared with the first quarter of 2008.  A significant portion of this decrease was attributed to lower direct expenses in the Wholesale channel of $11.6 million as a result of lower sales volume and a decrease in average wholesale assets under management.  Specifically, we incurred lower Rule 12b-1 asset-based service and distribution expenses, decreased dealer compensation paid to third party distribututors, lower wholesaler commissions and lower amortization expense of deferred sales commissions.  Direct expenses in the Advisors channel decreased $9.4 million, or 22%, compared to the first quarter of 2008 due to lower point of sale commissions on front-load product sales of $5.6 million, lower Rule 12b-1 asset-based service and distribution commissions of $5.4 million and lower commissions related to the sale of fee-based asset allocation products of $2.5 million, partially offset by higher amortization expense of deferred sales commissions of $3.8 million.  Indirect expenses decreased $2.1 million quarter over quarter.  The indirect expense decrease of $1.2 million in the Wholesale channel is primarily due to lower marketing costs for promotion and distribution of our products through the Wholesale channel based on lower sales volume.  The indirect expense decrease of $900 thousand in the Advisors channel relates to decreased employee compensation and benefits expenses.

Shareholder Service Fees Revenue

Shareholder service fee revenues primarily include transfer agency fees, custodian fees from retirement plan accounts, and portfolio accounting and administration fees. During the first quarter of 2009, shareholder service fee revenues of $25.0 million were consistent with revenues in the first quarter of 2008.  There was a 9% increase in the average number of accounts.  Revenues did not correlate with the increase in average number of accounts due to a lower fee structure for servicing wholesale accounts.

Total Operating Expenses

Operating expenses decreased $42.1 million, or 22%, in the first quarter of 2009 compared to the first quarter of 2008, primarily due to decreased underwriting and distribution expenses, compensation and related costs and subadvisory fees. Underwriting and distribution expenses are discussed above.

	Three Months Ended
	March 31,
	2009	2008	Variance
	(in thousands, except percentage data)
Underwriting and distribution	$98,718	124,777	-21%
Compensation and related costs	25,699	34,346	-25%
General and administrative	13,413	13,833	-3%
Subadvisory fees	4,703	11,834	-60%
Depreciation	3,312	3,140	5%
Total operating expenses	$145,845	187,930	-22%

Compensation and Related Costs

In the first quarter of 2009, compensation and related costs decreased $8.6 million compared to the first quarter of 2008.  The first quarter of 2009 reflects lower incentive compensation expense of $7.8 million.  Additionally, base salaries and related payroll taxes decreased $1.5 million driven by a voluntary separation program effective for a majority of the 169 participants as of December 31, 2008.  These expense decreases were offset by increased pension plan expenses of $500 thousand and decreased capitalized software development activities of $800 thousand.  Share-based compensation accounted for $200 thousand of the decrease quarter over quarter.

In the first quarter of 2009, we granted 52,259 shares of nonvested stock with an average fair value of $16.80 per share under the Company’s 1998 Stock Incentive Plan, as amended and restated (the “SI Plan”).  The value of those shares, aggregating $878 thousand, will be amortized to expense over a four year vesting period.

On April 2, 2009, we granted 1,557,761 shares of nonvested stock with a fair value of $19.12 per share under the SI Plan. The value of those shares at the grant date, aggregating $29.8 million, will be amortized to expense over a four year vesting period.

General and Administrative Costs

General and administrative expenses decreased $400 thousand, or 3%, to $13.4 million for the first quarter of 2009 compared to the first quarter of 2008.  The decrease is due to lower costs for temporary office services and business meetings and travel, partially offset by higher computer services and software costs.

Subadvisory Fees

Subadvisory fees represent fees paid to other asset managers for providing advisory services for certain mutual fund portfolios.  These expenses reduce our operating margin since we pay out approximately half of our management fee revenue received from subadvised products.  Gross management fee revenues for products subadvised by others were $9.2 million for the three months ended March 31, 2009 compared to $23.3 million for the first quarter of 2008 due to a 62% decline in average net assets.

Subadvisory expenses decreased $7.1 million this quarter compared to last year’s first quarter.  Significant sales growth in our Wholesale channel in 2008, particularly sales of our subadvised specialty mutual fund products, drove expenses higher in 2008; however, subadvised average assets under management dropped to $4.4 billion for the quarter ended March 31, 2009 from $11.6 billion for the quarter ended March 31, 2008.  Since subadvisory expenses are a function of sales, redemptions and market action for subadvised assets, the lower asset base will likely result in continued lower subadvisory expenses.  Subadvisory revenues will also decrease this year based on the lower asset base.

Other Income and Expenses

Investment and Other Income(Loss), Interest Expense and Taxes

Investment and other loss totaled $3.1 million for this year’s first quarter, compared to investment and other income of $2.2 million in the same period a year ago.  The current quarter includes a non-cash charge of $3.7 million to reflect the “other than temporary” impairment of certain of the company’s investments in affiliated mutual funds as the fair value of these investments has been below cost for an extended period.  The Company’s $18.7 million portfolio of available-for-sale mutual fund holdings at March 31, 2009 includes a net unrealized loss of $2.0 million that is recognized in stockholders’ equity.  This loss could give rise to impairment charges in future periods if market conditions do not improve.  Lower effective interest rates on cash and short-term investments combined with lower average balances in this year’s first quarter resulted in a reduction to investment income of $2.6 million when compared to the prior year first quarter.  Gains in our trading portfolio were $270 thousand in this year’s first quarter compared to losses of $670 thousand in the prior year first quarter.

Interest expense was $3.1 million for the first quarter of 2009 compared to $3.0 million for the first quarter of 2008.

For the first quarter of 2009, our effective tax rate was 37.1%, as compared to 37.5% in the first quarter of 2008.  The decrease to our effective tax rate was primarily due to state tax incentives related to capital expenditures made by the Company.  Our first quarter 2009 effective tax rate, removing the effect of these state tax incentives, would have been 37.7% which is higher than the expected future effective tax rate given the impact that non-deductible expenses had on our lower pre-tax income for the quarter.  The Company expects its future effective tax rate, exclusive of any state tax incentives, unanticipated state tax legislative changes and unanticipated decreases in earnings to range from 36.9% to 37.5%.

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

Dividends

We paid a quarterly dividend on our common stock that resulted in financing cash outflows of $16.1 million for the first three months of 2009.  The dividend paid on our common stock during the first three months of 2008 resulted in financing cash outflows of $14.7 million.

Repurchases

We repurchased 185,100 shares and 1,013,100 shares of our common stock in the open market or privately during the three months ended March 31, 2009 and 2008, respectively.

Operating Cash Flows

Cash from operations is our primary source of funds and decreased $3.8 million for the three months ended March 31, 2009 compared to the previous year.  A decrease in deferred sales commission payments related to sales of deferred load and fee based products partially offset the impact of considerably lower net earnings compared to the first quarter of 2008.  The increase to cash flow from operations related to the increase in “accounts payable” and “payable to investment companies for securities” on our consolidated balance sheet is offset by increases to “cash and cash equivalents – restricted” and “customers and other receivables.”

We made a $5.0 million contribution to our non-contributory retirement plan in the first three months of 2009 and an additional $5.0 million contribution in April 2009.  We do not expect to make additional contributions to the Pension Plan for the remainder of 2009.

Investing Cash Flows

Investing cash flows consist primarily of the purchase and sale of available-for-sale investment securities, as well as capital expenditures.  We expect our 2009 capital expenditures to decline from 2008 levels based on completion of our home office renovation, initiated in 2007.

Financing Cash Flows

As noted previously, dividends and stock repurchases accounted for a majority of our financing cash outflows in the first three months of 2009 and 2008.

Future Capital Requirements

Management believes its available cash, marketable securities and expected cash flow from operations will be sufficient to fund its short-term operating and capital requirements.  We expect significant uses of cash to include expected dividend payments, interest payments on outstanding debt, income tax payments, share repurchases, payment of deferred commissions to our financial advisors and third parties, capital expenditures, pension funding and home office leasehold improvements, and could include strategic acquisitions.

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

Critical Accounting Policies and Estimates

Management believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.  The Company’s critical accounting policies and estimates are disclosed in the “Critical Accounting Policies and Estimates” section of our 2008 Form 10-K.

Supplemental Information

	First	First
	Quarter	Quarter
	2009	2008	Change
Redemption rates - long term (annualized)
Advisors	10.5%	8.4%
Wholesale	33.3%	20.6%
Institutional	19.6%	17.5%
Total	20.6%	14.0%

Sales per advisor (000’s) (1)
Total	199	351	-43.3%
2+ Years (2)	312	548	-43.1%
0 to 2 Years (3)	55	100	-45.0%

Gross production per advisor (000’s)	13.9	17.2	-19.2%

Number of financial advisors (1)	2,277	2,235	1.9%
Average number of financial advisors (1)	2,276	2,233	1.9%

Number of shareholder accounts (000’s)	3,666	3,432	6.8%

Number of shareholders	869,195	757,295	14.8%

(1) Excludes Legend advisors

(2) Financial advisors licensed with the Company for two or more years

(3) Financial advisors licensed with the Company less than two years

Item 3.                                   Quantitative and Qualitative Disclosures About Market Risk

The Company has had no significant changes in its Quantitative and Qualitative Disclosures About Market Risk from that previously reported in the Company’s 2008 Form 10-K.

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

Changes in Internal Controls

During the first quarter of 2009, we implemented an enterprise resource planning (“ERP”) system used to accumulate financial data used in financial reporting.  The implementation of this ERP system resulted in changes to our system of internal control over financial reporting that we believe enhance our system of internal controls and was not made in response to any deficiency in internal control.

There were no other changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.                          Risk Factors

The Company has had no significant changes to its Risk Factors from those previously reported in the Company’s 2008 Form 10-K.

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information about the shares of common stock we repurchased during the first quarter of 2009.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program

January 1 - January 31	—	$—	—	n/a	(1)
February 1 - February 28	—	—	—	n/a	(1)
March 1 - March 31	185,100	16.46	185,100	n/a	(1)

Total	185,100	$16.46	185,100

(1)          On August 31, 1998, we announced that our Board of Directors approved a program to repurchase shares of our common stock on the open market.  Under the repurchase program, we are authorized to repurchase, in any seven-day period, the greater of (i) 3% of our outstanding common stock or (ii) $50 million of our common stock.  We may repurchase our common stock through the New York Stock Exchange, other national or regional market systems, electronic communication networks or alternative trading systems such as POSIT, during regular or after-hours trading sessions.  POSIT is an alternative trading system that uses passive pricing to anonymously match buy and sell orders.  To date, we have not used electronic communication networks or alternative trading systems to repurchase any of our common stock and do not intend to use such networks or systems in the foreseeable future. Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased.  Our Board of Directors reviewed and ratified the stock repurchase program in July 2004.  During the first quarter of 2009, all stock repurchases were made pursuant to the purchase program.

Item 6.                                 Exhibits

10.1                         Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated.  Filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporate herein by reference.*

10.2                         Form of Restricted Stock Award Agreement for awards to Employees pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated.*

10.3                         Form of Restricted Stock Award Agreement for awards to Employees pursuant to the Waddell & Reed Financial, Inc. 1998 Executive Stock Award Plan, as amended and restated.*

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of April 2009.

WADDELL & REED FINANCIAL, INC.

By:	/s/ Henry J. Herrmann

Chief Executive Officer

(Principal Executive Officer)

By:	/s/ Daniel P. Connealy

Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Brent K. Bloss

Senior Vice President - Finance and Treasurer

(Principal Accounting Officer)