Form 10-Q
period 2009-06-30
WADDELL & REED FINANCIAL INC
filed 2009-07-28
CIK 1052100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☒.

Shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Class	Outstanding as of July 24, 2009
Class A common stock, $.01 par value	85,874,945

WADDELL & REED FINANCIAL, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

Quarter Ended June 30, 2009

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	June 30,	December 31,
	2009	2008
	(unaudited)
Assets:
Cash and cash equivalents	$192,328	210,328
Cash and cash equivalents - restricted	62,937	48,713
Investment securities	71,035	58,684
Receivables:
Funds and separate accounts	36,801	33,539
Customers and other	66,270	61,280
Deferred income taxes	9,567	11,182
Prepaid expenses and other current assets	8,462	7,109

Total current assets	447,400	430,835

Property and equipment, net	59,276	59,966
Deferred sales commissions, net	54,776	52,183
Goodwill and identifiable intangible assets	221,210	221,210
Other non-current assets	13,507	11,166
Total assets	$796,169	775,360

Liabilities:
Accounts payable	$22,640	40,002
Payable to investment companies for securities	98,799	67,848
Accrued compensation	28,354	24,296
Income taxes payable	3,031	2,397
Other current liabilities	69,780	70,165

Total current liabilities	222,604	204,708

Long-term debt	199,976	199,969
Accrued pension and postretirement costs	22,082	29,083
Deferred income taxes	5,594	3,564
Other non-current liabilities	13,028	17,911

Total liabilities	463,284	455,235

Commitments and contingencies (Note 10)

Stockholders’ equity :
Preferred stock—$1.00 par value: 5,000 shares authorized; none issued	—	—
Class A Common stock–$0.01 par value: 250,000 shares authorized; 99,701 shares issued; 85,909 shares outstanding (84,877 shares outstanding at December 31, 2008)	997	997
Additional paid-in capital	182,508	207,886
Retained earnings	493,715	487,558
Cost of 13,792 common shares in treasury (14,824 at December 31, 2008)	(323,304)	(350,463)
Accumulated other comprehensive loss	(21,031)	(25,853)
Total stockholders’ equity	332,885	320,125
Total liabilities and stockholders’ equity	$796,169	775,360

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited, in thousands, except for per share data)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2009	2008	2009	2008

Revenues:
Investment management fees	$82,566	112,583	153,547	215,555
Underwriting and distribution fees	91,105	114,254	171,820	220,365
Shareholder service fees	25,957	25,946	50,933	50,932

Total	199,628	252,783	376,300	486,852

Operating expenses:
Underwriting and distribution	110,781	132,292	209,499	257,069
Compensation and related costs (including share-based compensation of $8,186, $7,634, $14,896 and $14,591, respectively)	27,399	32,870	53,098	67,216
General and administrative	14,503	14,731	27,916	28,564
Subadvisory fees	5,485	13,037	10,188	24,871
Depreciation	3,444	3,188	6,756	6,328

Total	161,612	196,118	307,457	384,048

Operating income	38,016	56,665	68,843	102,804
Investment and other income (loss)	2,161	1,817	(931)	4,003
Interest expense	(3,150)	(2,982)	(6,299)	(5,960)

Income before provision for income taxes	37,027	55,500	61,613	100,847
Provision for income taxes	13,653	20,313	22,773	37,319

Net income	$23,374	35,187	38,840	63,528

Net income per share:
Basic	$0.27	0.41	0.45	0.74
Diluted	$0.27	0.40	0.45	0.73

Weighted average shares outstanding:
Basic	85,900	86,424	85,403	86,355
Diluted	86,001	86,928	85,459	86,868

Dividends declared per common share	$0.19	0.19	0.38	0.38

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of  Stockholders’ Equity

For the Six Months Ended June 30, 2009

(Unaudited, in thousands)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity

Balance at December 31, 2008	99,701	$997	207,886	487,558	(350,463)	(25,853)	320,125

Net income	—	—	—	38,840	—	—	38,840
Recognition of equity compensation	—	—	14,896	—	—	—	14,896
Recognition of equity compensation related to divestiture of ACF	—	—	68	—	—	—	68
Issuance of nonvested shares and other	—	—	(37,705)	—	37,705	—	—
Dividends accrued, $0.38 per share	—	—	—	(32,683)	—	—	(32,683)
Exercise of stock options	—	—	(3,631)	—	12,314	—	8,683
Excess tax benefits from share-based payment arrangements	—	—	994	—	—	—	994
Other stock transactions	—	—	—	—	(4,791)	—	(4,791)
Repurchase of common stock	—	—	—	—	(18,069)	—	(18,069)
Unrealized appreciation on available for sale investment securities	—	—	—	—	—	1,837	1,837
Reclassification for amounts included in net income	—	—	—	—	—	2,236	2,236
Pension and postretirement benefits	—	—	—	—	—	749	749

Balance at June 30, 2009	99,701	$997	182,508	493,715	(323,304)	(21,031)	332,885

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2009	2008	2009	2008

Net income	$23,374	35,187	38,840	63,528

Other comprehensive income:

Net unrealized appreciation (depreciation) of investment securities during the period, net of income taxes of $1,330, $184, $1,047 and $(837), respectively	2,300	296	1,837	(1,476)

Pension and postretirement benefits, net of income taxes of $210, $0, $348 and $0, respectively	327	—	749	—

Reclassification adjustments for amounts included in net income, net of income taxes of $(37), $(22), $1,292 and $(43), respectively	(63)	(34)	2,236	(70)

Comprehensive income	$25,938	35,449	43,662	61,982

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the six months
	ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$38,840	63,528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,658	6,192
Other than temporary impairment of investments in affiliated mutual funds	3,686	—
Amortization of deferred sales commissions	20,025	25,222
Share-based compensation	14,964	14,591
Excess tax benefits from share-based payment arrangements	(994)	(7,326)
Gain on sale of available-for-sale investment securities	(45)	—
Net purchases and sales of trading securities	(99)	(57)
Unrealized (gain)/loss on trading securities	(2,022)	756
Loss on sale and retirement of property and equipment	380	47
Capital gains and dividends reinvested	(289)	(93)
Deferred income taxes	959	5,123
Changes in assets and liabilities:
Cash and cash equivalents - restricted	(14,224)	(16,762)
Receivables from funds and separate accounts	(3,262)	3,300
Other receivables	(4,990)	9,652
Other assets	(2,739)	(6,040)
Deferred sales commissions	(22,618)	(46,558)
Accounts payable and payable to investment companies	13,589	(1,692)
Other liabilities	(5,400)	2,003

Net cash provided by operating activities	$42,419	51,886

Cash flows from investing activities:
Purchases of available-for-sale investment securities	(7,450)	(25,000)
Proceeds from sales of available-for-sale investment securities	44	—
Proceeds from maturities of available-for-sale investment securities	340	1,750
Additions to property and equipment	(8,200)	(12,184)
Proceeds from sales of property and equipment	516	76

Net cash used in investing activities	$(14,750)	(35,358)

Cash flows from financing activities:
Dividends paid	(32,486)	(31,203)
Repurchase of common stock	(18,069)	(51,487)
Exercise of stock options	8,683	7,364
Excess tax benefits from share-based payment arrangements	994	7,326
Other stock transactions	(4,791)	(10,233)

Net cash used in financing activities	$(45,669)	(78,233)
Net decrease in cash and cash equivalents	(18,000)	(61,705)
Cash and cash equivalents at beginning of period	210,328	263,914
Cash and cash equivalents at end of period	$192,328	202,209

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

The Company adopted FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”) on January 1, 2009.  FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are considered to be participating securities and must be included in the computation of earnings per share pursuant to the two-class method.  As required upon adoption, we retrospectively adjusted prior period earnings per share data to conform to the provisions of this standard.  See Note 5 for additional information.

The Company adopted FSP SFAS No. 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” on April 1, 2009. This standard requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.

The fair value of the Company’s long-term debt is approximately $203.3 million as of June 30, 2009, compared to the carrying value of $200.0 million. Fair value disclosures related to investment securities are provided in note 3.

In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only a normal and recurring nature) necessary to present fairly our financial position at June

30, 2009, the results of operations for the three and six months ended June 30, 2009 and 2008 and cash flows for the six months ended June 30, 2009 and 2008 in conformity with accounting principles generally accepted in the United States.

2.     Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and short-term investments.  We consider all highly liquid investments with original or remaining maturities of 90 days or less at the date of purchase to be cash equivalents. At June 30, 2009, our cash and cash equivalents balance is comprised of commercial paper of $41.7 million and cash and money market funds of $150.6 million.  Cash and cash equivalents — restricted represents cash held for the benefit of customers segregated in compliance with federal and other regulations.  Substantially all cash balances are in excess of federal deposit insurance limits.

3.     Investment Securities

Investment securities at June 30, 2009 and December 31, 2008 are as follows:

	Amortized	Unrealized	Unrealized	Fair
June 30, 2009	cost	gains	losses	value
	(in thousands)
Available-for-sale securities:
Affiliated mutual funds	$27,781	2,301	(987)	29,095
Municipal bonds	4,957	—	(548)	4,409
Mortgage-backed securities	11	1	—	12
	$32,749	2,302	(1,535)	33,516

Trading securities:
Affiliated mutual funds				36,841
Municipal bonds				442
Mortgage-backed securities				106
Corporate bonds				98
Common stock				32
				37,519

Total investment securities				71,035

	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	cost	gains	losses	value
	(in thousands)
Available-for-sale securities:
Affiliated mutual funds	$23,966	459	(5,133)	19,292
Municipal bonds	5,290	—	(1,086)	4,204
Mortgage-backed securities	11	1	—	12
	$29,267	460	(6,219)	23,508

Trading securities:
Affiliated mutual funds				34,566
Municipal bonds				372
Mortgage-backed securities				108
Corporate bonds				93
Common stock				37
				35,176

Total investment securities				58,684

Purchases and sales of trading securities during the six months ended June 30, 2009 were $112 thousand and $13 thousand, respectively.

A summary of debt securities and affiliated mutual funds with market values below carrying values at June 30, 2009 and December 31, 2008 is as follows:

June 30, 2009	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized (losses)	Fair value	Unrealized (losses)	Fair value	Unrealized (losses)
	(in thousands)
Municipal bonds	$4,409	(548)	—	—	4,409	(548)
Affiliated mutual funds	10,365	(987)	—	—	10,365	(987)
Total temporarily impaired securities	$14,774	(1,535)	—	—	14,774	(1,535)

December 31, 2008	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized (losses)	Fair value	Unrealized (losses)	Fair value	Unrealized (losses)
	(in thousands)
Municipal bonds	$4,204	(1,086)	—	—	4,204	(1,086)
Affiliated mutual funds	16,574	(5,076)	51	(57)	16,625	(5,133)
Total temporarily impaired securities	$20,778	(6,162)	51	(57)	20,829	(6,219)

Based upon our assessment of these municipal bonds and affiliated mutual funds, the time frame investments have been in a loss position, our intent to hold the affiliated mutual funds until they have recovered and our history of holding bonds until maturity, we determined that a write-down was not appropriate at June 30, 2009.

During the first quarter of 2009, we recorded a pre-tax charge of $3.7 million to reflect the “other than temporary” decline in value of certain of the Company’s investments in affiliated mutual funds as the fair value of these investments had been below cost for an extended period.  This charge is recorded in “investment and other income (loss)” in the consolidated statement of operations for the six months ended June 30, 2009.

Mortgage-backed securities and municipal bonds accounted for as available-for sale and held as of June 30, 2009 mature as follows:

	Amortized cost	Fair value
	(in thousands)
After one year but within ten years	$3,967	3,641
After ten years	1,001	780
	$4,968	4,421

Mortgage-backed securities, municipal bonds and corporate bonds accounted for as trading and held as of June 30, 2009 mature as follows:

Fair value
(in thousands)
After one year but within ten years	$540
After ten years	106
$646

We determine the fair value of our investments using broad levels of inputs as defined by related accounting standards:

Level 1 - observable inputs such as quoted prices in active markets for identical securities

Level 2 - other significant observable inputs (including quoted prices in active markets for similar securities)

Level 3 - significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The following table summarizes our investment securities at June 30, 2009 that are recognized in our balance sheet using fair value measurements based on the differing levels of inputs.

	Level 1	Level 2	Level 3	Total
	(in thousands)

Investment securities	$65,968	5,067	—	$71,035

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

The activity in the accrued restructuring liability during 2009 is summarized as follows:

	Accrued Liability		Non-cash	Accrued Liability
	as of	Cash	Settlements	as of
	December 31, 2008	Payments	and Other	June 30, 2009
	(in thousands)
Employee compensation and other benefit costs	$14,530	(7,154)	(288)	7,088
Contract termination and project development costs	500	—	—	500
	$15,030	(7,154)	(288)	7,588

We expect the remaining restructuring costs to be paid out through 2010, with the majority paid out by the end of 2009.  The restructuring liability of $7.6 million is included in “other current liabilities” in the consolidated balance sheet at June 30, 2009.

5.   Stockholders’ Equity

Earnings per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands, except per share amounts)

Net income	$23,374	35,187	38,840	63,528

Weighted average shares outstanding - basic	85,900	86,424	85,403	86,355
Dilutive potential shares from stock options	101	504	56	513
Weighted average shares outstanding - diluted	86,001	86,928	85,459	86,868

Earnings per share:
Basic	$0.27	0.41	0.45	0.74
Diluted	$0.27	0.40	0.45	0.73

Effective January 1, 2009, we adopted FSP EITF 03-6-1.  This standard provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are considered to be participating securities and must be included in the computation of earnings per share pursuant to the two-class method.  As required upon adoption, we retrospectively adjusted prior period earnings per share data to conform to the provisions of this standard.  Stock options are included in the calculation of diluted earnings per share using the treasury stock method.

Anti-dilutive Securities

Options to purchase 869 thousand shares and 880 thousand shares of Class A common stock (“common stock”) were excluded from the diluted earnings per share calculation for the three and six months ended June 30, 2009, respectively, because they were anti-dilutive.  Options to purchase 282 thousand shares of  common stock were excluded from the diluted earnings per share calculation for the six months ended June 30, 2008 because they were anti-dilutive.  There were no anti-dilutive options for the three months ended June 30, 2008.

Dividends

On April 8, 2009, the Board of Directors (the “Board”) approved a dividend on our common stock in the amount of $0.19 per share to stockholders of record as of July 10, 2009 to be paid on August 3, 2009.  The total dividend to be paid is approximately $16.3 million.

Common Stock Repurchases

The Board has authorized the repurchase of our common stock in the open market and/or private purchases. Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased.  The acquired shares may be used for corporate purposes, including shares issued to employees in our stock-based compensation programs.  There were 658,700 shares and 843,800 shares repurchased in the open market or privately during the three and six months ended June 30, 2009, respectively, and 587,900 shares and 1,601,000 shares repurchased in the open market or privately during the three and six months ended June 30, 2008, respectively.

6.     Share-Based Compensation

On April 2, 2009, we granted 1,557,761 shares of nonvested stock with a fair value of $19.12 per share under the Company’s 1998 Stock Incentive Plan, as amended and restated.  The value of those shares at the grant date, aggregating $29.8 million, will be amortized to expense over a four year vesting period.

7.     Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of purchase price over the tangible assets and identifiable intangible assets of an acquired business.  Our goodwill is not deductible for tax purposes.  The carrying values of goodwill and identifiable intangible assets (all considered indefinite lived) are summarized as follows:

	June 30, 2009	December 31, 2008
	(in thousands)

Goodwill	$202,518	202,518
Accumulated amortization	(36,307)	(36,307)
Total goodwill	166,211	166,211

Mutual fund management advisory contracts	38,699	38,699
Mutual fund subadvisory management contracts	16,300	16,300
Total indentifiable intangible assets	54,999	54,999

Total	$221,210	221,210

8.  Income Tax Uncertainties

As of January 1, 2009 and June 30, 2009, the Company had unrecognized tax benefits, including penalties and interest, of $4.9 million ($3.4 million net of federal benefit) and $5.4 million ($3.8 million net of federal benefit), respectively, that if recognized, would impact the Company’s effective tax rate.  The unrecognized tax benefits that are not expected to be settled within the next 12 months are included in “other liabilities” in the consolidated balance sheet; unrecognized tax benefits that are expected to be settled within the next 12 months are included in “income taxes payable.”

The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as income taxes.  As of January 1, 2009, the total amount of accrued interest and penalties related to uncertain tax positions recognized in the consolidated balance sheet was $1.6 million ($1.2 million net of federal benefit).  The total amount of penalties and interest, net of federal benefit, related to tax uncertainties recognized in the statement of income for the six month period ended June 30, 2009 was $135 thousand.  The total amount of accrued penalties and interest related to uncertain tax positions at June 30, 2009 of $1.8 million ($1.4 million net of federal benefit) is included in the total unrecognized tax benefits described above.

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

The Company is currently being audited in four state jurisdictions.  It is reasonably possible that the Company will settle the audits in these jurisdictions within the next 12-month period.  It is estimated that the Company’s FASB Interpretation No. 48 liability could decrease by approximately $625 thousand to $1.3 million ($424 thousand to $876 thousand net of federal benefit) upon settlement of these audits.  Such settlements are not anticipated to have a significant impact on reported income.

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

The following table presents the components of net periodic pension and other postretirement costs related to these plans.

	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	Three months ended June 30,		Three months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008	2009	2008	2009	2008
	(in thousands)				(in thousands)
Components of net periodic benefit cost:
Service cost	$1,322	1,464	93	74	$2,638	2,864	186	148
Interest cost	1,593	1,605	85	66	3,193	3,163	170	131
Expected return on plan assets	(1,607)	(2,154)	—	—	(3,214)	(4,307)	—	—
Actuarial (gain) loss amortization	387	—	—	(20)	798	—	—	(40)
Prior service cost amortization	139	168	10	9	278	277	20	19
Transition obligation amortization	1	2	—	—	2	3	—	—

Total	$1,835	1,085	188	129	$3,695	2,000	376	258

During the six month period ended June 30, 2009, we made a $10.0 million contribution to the Pension Plan.  We do not expect to make additional contributions to the Pension Plan for the remainder of 2009.

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

11. Subsequent Event

On July 15, 2009, the Company completed the sale of its wholly-owned subsidiary, Austin, Calvert & Flavin, Inc. (“ACF”) pursuant to a stock purchase agreement dated June 26, 2009.  The agreement includes an earnout provision based on a percentage of revenues on existing accounts over the three-year period subsequent to the closing date.  At June 30, 2009, ACF had 10 employees and assets under management of $483 million.

Second quarter results include charges for severance and other transaction costs of $548 thousand in connection with the divestiture of our investment in ACF.  We anticipate recording additional costs related to the sale in the third quarter of 2009 of approximately $540 thousand.  For tax purposes, this sale will result in a capital loss of approximately $28.5 million, which will generate future tax benefits by offsetting potential future and prior period capital gains.  Due to the character of the loss and the limited carry forward period permitted by law, the Company may not realize the full tax benefit of the capital loss.  We expect to record tax benefits in the third quarter of 2009 of approximately $1.1 million, which relates to carrying back a portion of the capital loss to fully offset capital gains generated during the applicable three-year carryback period.

The Company has evaluated subsequent events through July 28, 2009, the date that these financial statements were issued.

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

Market Developments

During 2008, we operated in a period of high volatility in the financial markets - the Dow Jones Industrial Average declined 34% and the Standard & Poor’s 500 Index declined 38%.  Almost every class of financial assets experienced significant price declines and high volatility.  The U.S. government took steps to stabilize the financial markets and the banking system to ensure continued availability of commercial and consumer credit.  The financial markets continued to experience volatility as we moved into 2009.  The economic outlook remains uncertain and we anticipate a challenging business climate for the remainder of the year.

Since average assets under management during 2009 are substantially less than our average assets under management during 2008, we will likely experience a significant decline in revenue in 2009 relative to 2008 unless market conditions improve.  Although we took steps in the fourth quarter of 2008 to manage our expenses in response to current market conditions, we expect that our net income and operating margins may remain under pressure for the rest of the year.

Our balance sheet remains strong, as we ended the quarter with cash and investments of $263.4 million. We renewed our 364-day unsecured line of credit in 2008 with commitments from a syndicate of banks for $175.0 million, expandable to $200.0 million. We believe that our current liquidity position will allow us to manage through the market downturn for the foreseeable future.

Accounting Pronouncements Not Yet Adopted

Pursuant to SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162”, the FASB Accounting Standards Codification became the sole source of authoritative U.S. GAAP for interim and annual periods ending after September 15, 2009, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants.  The Company will adopt this standard during the third quarter of 2009.  The adoption of this standard will only result in changes to the Company’s financial statement disclosure references.

Assets Under Management

Assets under management were $55.6 billion on June 30, 2009 compared to $47.6 billion on March 31, 2009 due to market appreciation of $4.9 billion and net flows of $3.2 billion.  Net sales were driven by the Wholesale channel during the quarter.

Change in Assets Under Management(1)

	Second Quarter 2009
	Advisors	Wholesale	Institutional	Total
	(in millions)

Beginning Assets	$22,643	18,635	6,298	$47,576

Sales (net of commissions)	783	4,104	526	5,413
Redemptions	(724)	(1,249)	(488)	(2,461)
Net Sales	59	2,855	38	2,952

Net Exchanges	(26)	(1)	26	(1)
Reinvested Dividends & Capital Gains	107	78	28	213
Net Flows	140	2,932	92	3,164

Market Appreciation	2,422	1,646	803	4,871
Ending Assets	$25,205	23,213	7,193	$55,611

	Second Quarter 2008
	Advisors	Wholesale	Institutional	Total
	(in millions)

Beginning Assets	$32,075	24,532	8,285	$64,892

Sales (net of commissions)	1,100	4,574	664	6,338
Redemptions	(914)	(1,243)	(497)	(2,654)
Net Sales	186	3,331	167	3,684

Net Exchanges	(36)	35	—	(1)
Reinvested Dividends & Capital Gains	93	31	29	153
Net Flows	243	3,397	196	3,836

Market Appreciation	369	1,019	8	1,396
Ending Assets	$32,687	28,948	8,489	$70,124

(1)         Includes all activity of the Funds and institutional accounts, including money market funds.

Assets under management were $55.6 billion on June 30, 2009 compared to $47.5 billion on December 31, 2008 due to net flows of $4.2 billion and market appreciation of $4.0 billion.  Net sales were driven by the Wholesale channel during the six month period.

	Year to Date 2009
	Advisors	Wholesale	Institutional	Total
	(in millions)
Beginning Assets	$23,472	17,489	6,523	$47,484

Sales (net of commissions)	1,478	6,493	921	8,892
Redemptions	(1,547)	(2,716)	(789)	(5,052)
Net Sales	(69)	3,777	132	3,840

Net Exchanges	(53)	25	26	(2)
Reinvested Dividends & Capital Gains	180	84	52	316
Net Flows	58	3,886	210	4,154

Market Appreciation	1,675	1,838	460	3,973
Ending Assets	$25,205	23,213	7,193	$55,611

	Year to Date 2008
	Advisors	Wholesale	Institutional	Total
	(in millions)
Beginning Assets	$34,562	21,537	8,769	$64,868

Sales (net of commissions)	2,148	9,987	1,360	13,495
Redemptions	(1,831)	(2,414)	(862)	(5,107)
Net Sales	317	7,573	498	8,388

Net Exchanges	(103)	100	—	(3)
Reinvested Dividends & Capital Gains	162	37	56	255
Net Flows	376	7,710	554	8,640

Market Depreciation	(2,251)	(299)	(834)	(3,384)
Ending Assets	$32,687	28,948	8,489	$70,124

Average assets under management, which are generally more indicative of trends in revenue for providing investment management services than the quarter over quarter change in ending assets under management, are presented below.

Average Assets Under Management

	Second Quarter 2009
	Advisors	Wholesale	Institutional	Total
	(in millions)
Asset Class:
Equity	$17,835	20,223	6,312	$44,370
Fixed Income	4,983	980	641	6,604
Money Market	1,748	289	—	2,037
Total	$24,566	21,492	6,953	$53,011

	Second Quarter 2008
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$27,616	26,981	7,974	$62,571
Fixed Income	4,529	390	588	5,507
Money Market	1,359	98	—	1,457
Total	$33,504	27,469	8,562	$69,535

	Year to Date 2009
	Advisors	Wholesale	Institutional	Total
	(in millions)
Asset Class:
Equity	$16,955	18,420	6,006	$41,381
Fixed Income	4,833	812	618	6,263
Money Market	1,756	299	—	2,055
Total	$23,544	19,531	6,624	$49,699

	Year to Date 2008
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$27,127	24,568	7,929	$59,624
Fixed Income	4,466	396	590	5,452
Money Market	1,323	94	—	1,417
Total	$32,916	25,058	8,519	$66,493

Results of Operations — Three and Six Months Ended June 30, 2009 as Compared with Three and Six Months Ended June 30, 2008

Net Income

	Three months ended			Six months ended
	June 30,			June 30,
	2009	2008	Variance	2009	2008	Variance
	(in thousands, except per share amounts and percentage data)

Net Income	$23,374	35,187	-34%	$38,840	63,528	-39%
Earnings per share:
Basic	$0.27	0.41	-34%	$0.45	0.74	-39%
Diluted	$0.27	0.40	-33%	$0.45	0.73	-38%

Operating Margin	19%	22%	-14%	18%	21%	-14%

We reported net income of $23.4 million, or $0.27 per diluted share, for the second quarter of 2009 compared to $35.2 million, or $0.40 per diluted share, for the second quarter of 2008.  Net income for the six months ended June 30, 2009 was $38.8 million, or $0.45 per diluted share, compared to net income of $63.5 million, or $0.73 per diluted share, for the same period in 2008.

Total Revenues

Total revenues decreased 21% to $199.6 million and 23% to $376.3 million for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008.  Decreases in both periods are attributable to a decline in average assets under management of 24% and 25% for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008 and a decrease in gross sales of 15% and 34% for the three and six months ended June 30, 2009, respectively, compared to the same periods in the prior year.

	Three months ended
	June 30,
	2009	2008	Variance
	(in thousands, except percentage data)

Investment management fees	$82,566	112,583	-27%
Underwriting and distribution fees	91,105	114,254	-20%
Shareholder service fees	25,957	25,946	0%
Total revenues	$199,628	252,783	-21%

	Six months ended
	June 30,
	2009	2008	Variance
	(in thousands, except percentage data)

Investment management fees	$153,547	215,555	-29%
Underwriting and distribution fees	171,820	220,365	-22%
Shareholder service fees	50,933	50,932	0%
Total revenues	$376,300	486,852	-23%

Investment Management Fee Revenues

Investment management fee revenues are earned for providing investment advisory services to the Funds and to institutional and separate accounts.  Investment management fee revenues decreased $30.0 million, or 27%, from last year’s second quarter and $62.0 million, or 29%, for the six month period ended June 30, 2009 compared to the same period in the prior year.  Prolonged stress on the financial markets and resulting lower equity valuations in subsequent quarters will most likely result in lower average assets under management and lower investment management fees as compared to prior quarters.

Revenues from investment management services provided to our retail mutual funds, which are distributed through the Advisors, Wholesale and Institutional channels, were $75.5 million for the quarter ended June 30, 2009.  Revenues decreased $27.7 million, or 27%, compared to the second quarter of 2008, while the related retail average assets decreased 25% to $46.1 billion.  For the six months ended June 30, 2009, revenues from investment management services provided to our retail mutual funds decreased $56.9 million, or 29%, to $140.0 million compared to the first six months of 2008, while the related retail average assets decreased 26% to $43.1 billion.  Investment management fee revenues decreased more than the related retail average assets due to a decline in the average management fee rate.  This decline was primarily due to the continued shift in the mix of assets under management toward lower fee products.  Retail sales in the second quarter of 2009 were $4.9 billion, a 14% decrease compared to sales in the second quarter of 2008 and were $8.0 billion for the six months ended June 30, 2009, a 34% decrease over the same period in 2008.

Institutional account revenues were $7.1 million for the second quarter of 2009, representing a decrease of $2.3 million, or 24%, from last year’s second quarter.  The decrease was primarily due to a decline in average assets of 19% and a decline in the average management fee rate.  Year-to-date institutional account revenues decreased 27% to $13.5 million in 2009 compared to the same period in 2008, also due to a decline in average assets of 22% and a decline in the average management fee rate.

The long-term redemption rate (excluding money market fund redemptions) in the Advisors channel increased to 8.2% in this year’s second quarter and 9.3% year-to-date, compared to 7.7% in the second quarter of 2008 and 8.1% for the first six months of 2008.  In the Wholesale channel, the long-term redemption rate was also higher in this year’s second quarter, at 22.4%, compared to 18.0% in the second quarter of 2008, but improved from the rate of 33.3% in the first quarter of 2009.  For the six months ended June 30, 2009, the Wholesale channel’s long-term redemption rate increased to 27.3% compared to 19.1% for the same period in 2008.  We expect the Advisors channel long-term redemption rate to remain lower than that of the Wholesale channel due to the personal and customized nature in which our financial advisors provide service to our clients.  The long-term redemption rate for our Institutional channel increased to 28.2% for the second quarter of 2009 compared to 23.4% for the second quarter of 2008 and increased to 24.0% for the six month period ended June 30, 2009 compared to 20.4% for the same period in 2008.  The elevated rates in the current year across all channels are a direct consequence of the volatility in the financial markets that occurred beginning in the second half of 2008;   however, our redemption rate remains low compared to the industry average.

Underwriting and Distribution Fee Revenues and Expenses

The following tables illustrate our underwriting and distribution fee revenues and expenses segregated by distribution method within the respective Advisors or Wholesale channel:

	Second Quarter 2009
		Wholesale
	Advisors	Third-Party	Legend	Total
	(in thousands)

Revenue	$52,262	27,222	11,621	$91,105
Expenses
Direct	36,281	35,915	7,547	79,743
Indirect	20,938	7,214	2,886	31,038
	57,219	43,129	10,433	110,781
Net Underwriting & Distribution	$(4,957)	(15,907)	1,188	$(19,676)

	Second Quarter 2008
		Wholesale
	Advisors	Third-Party	Legend	Total
	(in thousands)

Revenue	$63,812	35,905	14,537	$114,254
Expenses
Direct	44,872	43,307	9,695	97,874
Indirect	23,588	7,372	3,458	34,418
	68,460	50,679	13,153	132,292
Net Underwriting & Distribution	$(4,648)	(14,774)	1,384	$(18,038)

	Year to Date 2009
		Wholesale
	Advisors	Third-Party	Legend	Total
	(in thousands)

Revenue	$99,675	50,297	21,848	$171,820
Expenses
Direct	69,590	63,927	14,013	147,530
Indirect	42,657	13,596	5,716	61,969
	112,247	77,523	19,729	209,499
Net Underwriting & Distribution	$(12,572)	(27,226)	2,119	$(37,679)

	Year to Date 2008
		Wholesale
	Advisors	Third-Party	Legend	Total
	(in thousands)

Revenue	$125,489	66,250	28,626	$220,365
Expenses
Direct	87,584	82,902	19,118	189,604
Indirect	46,204	14,624	6,637	67,465
	133,788	97,526	25,755	257,069
Net Underwriting & Distribution	$(8,299)	(31,276)	2,871	$(36,704)

Underwriting and distribution revenues earned in this year’s second quarter decreased $23.1 million, or 20%, compared with the second quarter of 2008.  A majority of the decrease in revenues was due to lower Rule 12b-1 asset-based service and distribution fee revenues of $15.2 million as a result of a decrease in average mutual fund assets under management.  Revenues from front-load product sales sold in the Advisors channel decreased by $4.8 million, which included a decrease in variable annuity revenues of $600 thousand quarter over quarter.  Revenues from front-load product sales sold in the Wholesale channel decreased $800 thousand.  Revenues from fee-based allocation products increased $500 thousand.  While we expect the shift from front-load to fee-based sales to put some short-term pressure on both the underwriting and distribution margin and the operating margin in the Advisors channel, the asset-based fee structure has the opportunity for better long-term margins.  Insurance-related revenues increased $500 thousand compared to the second quarter of 2008.  Lower advisory fees, Rule 12b-1 service fee revenues and point of sale commissions earned by Legend decreased revenue by $2.9 million compared to the second quarter of 2008 as their assets under administration decreased from $4.8 billion as of June 30, 2008 to $3.9 billion as of June 30, 2009.

Underwriting and distribution revenues earned for the six months ended June 30, 2009 decreased $48.5 million, or 22%, compared with the same period in the prior year.  The decrease in revenues was due to lower Rule 12b-1 asset-based service and distribution fee revenues of $29.4 million as a result of a decrease in average mutual fund assets under management.  Revenues on front-load product sales sold in the Advisors channel decreased by $12.8 million, which included a decrease in variable annuity revenues of $2.1 million.  Revenues from front-load product sales sold in the Wholesale channel decreased $2.7 million.  Additionally, insurance-related revenues increased $2.3 million and revenues from fee-based allocation products increased $1.3 million compared to the prior year.  Lower advisory fees, Rule 12b-1 service fee revenues and point of sale commissions earned by Legend decreased revenue by $6.8 million compared to the first six months of 2008 as their assets under administration decreased from $4.8 billion as of June 30, 2008 to $3.9 billion as of June 30, 2009.

Underwriting and distribution expenses decreased by $21.5 million, or 16%, when compared with the second quarter of 2008.  A significant portion of this decrease was attributed to lower direct expenses in the Wholesale channel of $7.4 million as a result of lower sales volume and a decrease in average wholesale assets under management.  Specifically, we incurred lower Rule 12b-1 asset-based service and distribution expenses, decreased dealer compensation paid to third party distribututors and lower amortization expense of deferred sales commissions.  Direct expenses in the Advisors channel decreased $8.6 million, or 19%, compared to the second quarter of 2008 due to lower point of sale commissions on front-load product sales of $4.1 million, lower Rule 12b-1 asset-based service and distribution commissions of $5.2 million and lower commissions related to the sale of fee-based asset allocation products of $2.3 million, partially offset by higher amortization expense of deferred sales commissions of $3.1 million.  Indirect expenses decreased $3.4 million quarter over quarter.  The indirect expense decrease of $2.7 million in the Advisors channel relates to decreased employee compensation and benefits expenses, lower convention costs, decreased legal costs and lower business meeting expenses, partially offset by higher rent expense compared to the same quarter in 2008.

Underwriting and distribution expenses for the six months ended June 30, 2009 decreased by $47.6 million, or 19%, when compared with the same period in 2008.  Of this decrease, $19.0 million was attributed to lower direct expenses in the Wholesale channel as a result of lower sales volume and a decrease in average wholesale assets under management.  We incurred lower Rule 12b-1 asset-based service and distribution expenses, decreased dealer compensation paid to third party distribututors, lower wholesaler commissions and lower amortization expense of deferred sales commissions.  Direct expenses in the Advisors channel decreased $19.0 million, or 21%, compared to the first six months of 2008 due to lower point of sale commissions on front-load product sales of $9.9 million, lower Rule 12b-1 asset-based service and distribution commissions of $10.6 million and lower commissions related to the sale of fee-based asset allocation products of $4.8 million, partially offset by higher amortization expense of deferred sales commissions of $6.9 million.  Indirect expenses decreased $5.5 million compared to the same period last year.  The indirect expense decrease of $3.5 million in the Advisors channel relates to decreased employee compensation and benefits expenses, lower convention costs, decreased legal costs and lower business meeting expenses.

Shareholder Service Fees Revenue

Shareholder service fee revenues primarily include transfer agency fees, custodian fees from retirement plan accounts, and portfolio accounting and administration fees. During the second quarter of 2009, shareholder service fee revenues of $26.0 million were level with revenues in the second quarter of 2008 of $25.9 million.  There was a 3% increase in the average number of accounts.  For the six months ended June 30, 2009 and 2008, shareholder service fee revenue was $50.9 million compared to a 6% increase in the average number of accounts period over period.  Revenues for both comparative periods did not correlate with the increase in average number of accounts due to a lower fee structure for servicing certain wholesale accounts.

Total Operating Expenses

Operating expenses decreased $34.5 million, or 18%, in the second quarter of 2009 compared to the second quarter of 2008 and decreased $76.6 million, or 20%, for the first six months of 2009 compared to the same period in 2008, primarily due to decreased underwriting and distribution expenses, compensation and related costs and subadvisory fees. Underwriting and distribution expenses are discussed above.

	Three Months Ended
	June 30,
	2009	2008	Variance
	(in thousands, except percentage data)
Underwriting and distribution	$110,781	132,292	-16%
Compensation and related costs	27,399	32,870	-17%
General and administrative	14,503	14,731	-2%
Subadvisory fees	5,485	13,037	-58%
Depreciation	3,444	3,188	8%
Total operating expenses	$161,612	196,118	-18%

	Six Months Ended
	June 30,
	2009	2008	Variance
	(in thousands, except percentage data)
Underwriting and distribution	$209,499	257,069	-19%
Compensation and related costs	53,098	67,216	-21%
General and administrative	27,916	28,564	-2%
Subadvisory fees	10,188	24,871	-59%
Depreciation	6,756	6,328	7%
Total operating expenses	$307,457	384,048	-20%

Compensation and Related Costs

On April 2, 2009, we granted 1,557,761 shares of nonvested stock with a fair value of $19.12 per share under the Company’s 1998 Stock Incentive Plan, as amended and restated.  The value of those shares at the grant date, aggregating $29.8 million, will be amortized to expense over a four year vesting period.

In the second quarter of 2009, compensation and related costs decreased $5.5 million compared to the second quarter of 2008, primarily due to lower incentive compensation expense of $4.6 million.  Additionally, base salaries and related payroll taxes decreased $2.0 million driven by a voluntary separation program effective as of December 31, 2008.  These expense decreases were offset by increased pension plan expenses of $600 thousand and decreased capitalized software development activities of $400 thousand.

Additionally, share-based compensation increased $600 thousand compared to the second quarter of 2008 primarily due to higher amortization expense associated with our December 2008 and April 2009 grants of nonvested stock compared to grants that became fully vested in April 2009.

Compensation and related costs for the six months ended June 30, 2009 decreased $14.1 million compared to the same period in 2008, primarily due to lower incentive compensation expense of $12.4 million compared to 2008.  Base salaries and payroll taxes decreased $3.5 million due to the voluntary separation program previously mentioned.  These expense decreases were partially offset by decreased capitalized software development activities of $1.2 million, increased pension plan expenses of $1.1 million and higher share-based compensation expense of $300 thousand from non-employee advisor stock awards.  Non-employee stock awards are adjusted to market each period based on the fluctuation in our share price.

General and Administrative Costs

General and administrative expenses decreased $200 thousand to $14.5 million for the second quarter of 2009 compared to the second quarter of 2008.  The decrease is due to lower costs for temporary information technology contractors, business meetings and travel and recruiting, partially offset by higher computer services and software costs, higher fund expenses and facilities charges.  The second quarter of 2009 includes a charge of $548 thousand for severance and other transaction costs related to the divestiture of our subsidiary, Austin, Calvert & Flavin, Inc. (“ACF”), which is described later.

General and administrative expenses of $27.9 million for the first six months of 2009 represents a decrease of $600 thousand, or 2%, compared to the first six months of 2008.  The decrease is due to lower costs for temporary information technology contractors and business meetings and travel, partially offset by higher computer services and software costs.

Subadvisory Fees

Subadvisory fees represent fees paid to other asset managers for providing advisory services for certain mutual fund portfolios.  These expenses reduce our operating margin since we pay out approximately half of our management fee revenue received from subadvised products.  Gross management fee revenues for products subadvised by others were $11.1 million for the three months ended June 30, 2009 compared to $25.6 million for the second quarter of 2008 due to a 59% decline in average net assets.  For the six months ended June 30, 2009, gross management fee revenues for products subadvised by others were $20.3 million compared to $48.9 million for the same period in 2008 due to a 60% decline in average net assets.

Subadvisory expenses decreased $7.6 million this quarter compared to last year’s second quarter and $14.7 million for the first six months of 2009 compared to the same period in 2008.  Significant sales growth in our Wholesale channel in 2008, particularly sales of our subadvised specialty mutual fund products, drove expenses higher in 2008; however, subadvised average assets under management dropped to $5.3 billion for the quarter ended June 30, 2009 from $12.8 billion for the quarter ended June 30, 2008.  Subadvised average assets under management dropped to $4.9 billion for the six months ended June 30, 2009 from $12.2 billion for the six months ended June 30, 2008.

Since subadvisory expenses are a function of sales, redemptions and market action for subadvised assets, the lower asset base will likely result in continued lower subadvisory expenses compared to last year, although average subadvised net assets did increase from the first quarter to the second quarter of 2009.  Subadvisory revenues will also likely be lower this year compared to 2008 based on the lower asset base.

During the second quarter of 2009, we began direct management of two previously subadvised funds and will assume direct management of one additional fund during the third quarter of 2009.  Based on current asset levels, this will result in decreased subadvisory expenses of approximately $1.0 million per quarter on a forward looking basis.

Other Income and Expenses

Investment and Other Income(Loss), Interest Expense and Taxes

Investment and other income totaled $2.2 million for this year’s second quarter, compared to $1.8 million in the same period a year ago.  Gains in our trading portfolio were $1.7 million in this year’s second quarter compared to gains of less than $100 thousand in the prior year second quarter.  Lower effective interest rates on cash and short-term investments combined with lower average balances in this year’s second quarter resulted in a reduction to investment income of $1.4 million when compared to the prior year second quarter.

For the six months ended June 30, 2009, investment and other loss was $931 thousand compared to investment and other income of $4.0 million for the same period in 2008.  Included in the current year loss is a non-cash charge of $3.7 million to reflect the “other than temporary” impairment of certain of the Company’s investments in affiliated mutual funds as the fair value of these investments was below cost for an extended period.  The Company’s $29.1 million portfolio of available-for-sale mutual fund holdings at June 30, 2009 includes a net unrealized loss of $987 thousand that is recognized in stockholders’ equity.  This loss could give rise to impairment charges in future periods if market conditions do not improve.  Excluding the impairment in 2009, investment and other income decreased by $1.2 million year over year.  Lower effective interest rates on cash and short-term investments combined with lower average balances in the first six months of 2009 resulted in a reduction to investment income of $4.0 million when compared to the six months ended June 30, 2008.  Partially offsetting this decrease was an improvement in our trading portfolio of mutual fund holdings, which had gains of $1.9 million in the first six months of 2009 compared to losses of $635 thousand in the first six months of 2008.

Interest expense was $3.2 million for the second quarter of 2009 compared to $3.0 million for the second quarter of 2008, and $6.3 million and $6.0 million for the first six months of 2009 and 2008, respectively.

Our effective tax rate was 36.9% for the second quarter of 2009 and 37.0% for the six months ended June 30, 2009.  The decrease to our effective tax rate in the second quarter of 2009 was primarily due to state tax incentives related to capital expenditures made by the Company.  The effective tax rate for the six months ended June 30, 2009, removing the effect of these state tax incentives, would have been 37.6%, which remains higher than the expected future effective tax rate due to the ratio of non-deductible expenses as compared to pre-tax income.  The increase in pre-tax income in the second quarter as compared to the first quarter slightly diluted the impact of this ratio on the effective tax rate for the six month period ended June 30, 2009.  The Company expects its future effective tax rate, exclusive of any state tax incentives, unanticipated state tax legislative changes and unanticipated decreases in earnings to range from 36.9% to 37.5%.

Subsequent Event

On July 15, 2009, the Company completed the sale of its wholly-owned subsidiary, ACF, pursuant to a stock purchase agreement dated June 26, 2009.  The agreement includes an earnout provision based on a percentage of revenues on existing accounts over the three-year period subsequent to the closing date.  At June 30, 2009, ACF had 10 employees and assets under management of $483 million.

Second quarter results include charges for severance and other transaction costs of $548 thousand in connection with the divestiture of our investment in ACF.  We anticipate recording additional costs related to the sale in the third quarter of 2009 of approximately $540 thousand.  For tax purposes, this sale will result in a capital loss of approximately $28.5 million, which will generate future tax benefits by offsetting potential future and prior period capital gains.  Due to the character of the loss and the limited carry forward period permitted by law, the Company may not realize the full tax benefit of the capital loss.  We expect to record tax benefits in the third quarter of 2009 of approximately $1.1 million, which relates to carrying back a portion of the capital loss to fully offset capital gains generated during the applicable three-year carryback period.

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

Dividends

We paid quarterly dividends on our common stock that resulted in financing cash outflows of $32.5 million for the first six months of 2009.  The dividends paid on our common stock during the first six months of 2008 resulted in financing cash outflows of $31.2 million.

Repurchases

We repurchased 843,800 shares and 1,601,000 shares of our common stock in the open market or privately during the six months ended June 30, 2009 and 2008, respectively.  The repurchases resulted in cash outflows of $18.1 million and $51.5 million for the six month periods ending June 30, 2009 and 2008, respectively.

Operating Cash Flows

Cash from operations is our primary source of funds and decreased $9.5 million for the six months ended June 30, 2009 compared to the previous year.  A decrease in deferred sales commission payments related to sales of deferred load and fee based products partially offset the impact of considerably lower net earnings compared to 2008.  The increase to cash flow from operations related to the increase in “payable to investment companies for securities” on our consolidated balance sheet is offset by increases to “cash and cash equivalents — restricted” and “customers and other receivables.”

We made a $10.0 million contribution to our pension plan in the first six months of 2009.  We do not expect to make additional contributions to the pension plan for the remainder of 2009.

Investing Cash Flows

Investing cash flows consist primarily of the purchase and sale of available-for-sale investment securities, as well as capital expenditures.  We expect our 2009 capital expenditures to decline from 2008 levels based on completion of our home office renovation, initiated in 2007.

Financing Cash Flows

As noted previously, dividends and stock repurchases accounted for a majority of our financing cash outflows in the first six months of 2009 and 2008.

Future Capital Requirements

Management believes its available cash, marketable securities and expected cash flow from operations will be sufficient to fund its short-term operating and capital requirements.  We expect significant uses of cash to include expected dividend payments, interest payments on outstanding debt, income tax payments, share repurchases, payment of deferred commissions to our financial advisors and third parties, capital expenditures and pension funding, and could include strategic acquisitions.

Expected long-term capital requirements include indebtedness, operating leases and purchase obligations, and potential recognition of tax liabilities.  Other possible long-term discretionary uses of cash could include  capital expenditures for enhancement of technology infrastructure, strategic acquisitions, payment of dividends, income tax payments, seed money for new products, payment of upfront fund commissions for Class B shares, Class C shares and certain fee-based asset allocation products, and repurchases of our common stock.

Critical Accounting Policies and Estimates

Management believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.  The Company’s critical accounting policies and estimates are disclosed in the “Critical Accounting Policies and Estimates” section of our 2008 Form 10-K.

Supplemental Information

	Second	Second		Year to	Year to
	Quarter	Quarter		Date	Date
	2009	2008	Change	2009	2008	Change
Redemption rates - long term (annualized)
Advisors	8.2%	7.7%		9.3%	8.1%
Wholesale	22.4%	18.0%		27.3%	19.1%
Institutional	28.2%	23.4%		24.0%	20.4%
Total	16.8%	13.8%		18.6%	13.9%

Sales per advisor (000’s) (1)
Total	249	357	-30.3%	418	708	-41.0%
2+ Years (2)	346	538	-35.7%	646	1,079	-40.1%
0 to 2 Years (3)	73	105	-30.5%	119	189	-37.0%

Gross production per advisor (000’s)	15.1	17.4	-13.2%	29.0	34.5	-15.9%

Number of financial advisors (1)	2,328	2,285	1.9%	2,328	2,285	1.9%
Average number of financial advisors (1)	2,306	2,266	1.8%	2,293	2,252	1.8%

Number of shareholder accounts (000’s)	3,683	3,638	1.2%	3,683	3,638	1.2%

Number of shareholders	850,461	850,211	0.0%	850,461	850,211	0.0%

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

Item 1A.         Risk Factors

The Company has had no significant changes to its Risk Factors from those previously reported in the Company’s 2008 Form 10-K.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information about the shares of common stock we repurchased during the second quarter of 2009.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program

April 1 - April 30	388,806	$20.26	388,806	n/a	(1)
May 1 - May 31	508,700	22.92	508,700	n/a	(1)
June 1 - June 30	11,259	24.49	11,259	n/a	(1)

Total	908,765	$21.80	908,765

(1)   On August 31, 1998, we announced that our Board of Directors approved a program to repurchase shares of our common stock on the open market.  Under the repurchase program, we are authorized to repurchase, in any seven-day period, the greater of (i) 3% of our outstanding common stock or (ii) $50 million of our common stock.  We may repurchase our common stock through the New York Stock Exchange, other national or regional market systems, electronic communication networks or alternative trading systems such as POSIT, during regular or after-hours trading sessions.  POSIT is an alternative trading system that uses passive pricing to anonymously match buy and sell orders.  To date, we have not used electronic communication networks or alternative trading systems to repurchase any of our common stock and do not intend to use such networks or systems in the foreseeable future. Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased.  Our Board of Directors reviewed and ratified the stock repurchase program in July 2004.  During the second quarter of 2009, all stock repurchases were made pursuant to the purchase program including 250,065 shares that were purchased in connection with funding employee tax withholding obligations arising from the vesting of nonvested shares.

Item 4.            Submission of Matters to a Vote of Security Holders

(a)           Annual Meeting of Stockholders held on April 8, 2009.

(b)           Directors re-elected to additional three year terms at the Annual Meeting:

Dennis E. Logue and Ronald C. Reimer

Other Directors whose terms of office continued after the Annual Meeting:

Henry J. Herrmann, Alan W. Kosloff, James M. Raines, William L. Rogers and Jerry W. Walton

(c)(1)	Election of Directors	For	Withheld

	Dennis E. Logue	80,151,206	640,431

	Ronald C. Reimer	79,335,018	1,456,619

No broker non-votes on this proposal.

(2)   Ratify Appointment of KPMG LLP as independent auditors for 2009

For	Against	Abstain
79,569,787	1,123,743	98,107

No broker non-votes on this proposal.

(3)   Stockholder proposal to require an advisory vote on executive compensation

For	Against	Abstain	Broker Non-Votes
36,089,663	38,323,213	2,734,700	3,644,061

Item 6.            Exhibits

4.1           Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock of Waddell & Reed Financial, Inc., as filed on April 9, 2009 with the Secretary of State of the State of Delaware.  Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, File No. 333-43687, on April 10, 2009 and incorporated herein by reference.

4.2           Rights Agreement, dated as of April 8, 2009, by and between Waddell & Reed Financial, Inc. and Computershare Trust Company, N.A.  Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, File No. 333-43687, on April 10, 2009 and incorporated herein by reference.

31.1         Section 302 Certification of Chief Executive Officer

31.2         Section 302 Certification of Chief Financial Officer

32.1         Section 906 Certification of Chief Executive Officer

32.2         Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of July 2009.

WADDELL & REED FINANCIAL, INC.

By:	/s/ Henry J. Herrmann
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Daniel P. Connealy
Senior Vice President
and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Brent K. Bloss
Senior Vice President - Finance
and Treasurer

(Principal Accounting Officer)