Form 10-Q
period 2009-09-30
WADDELL & REED FINANCIAL INC
filed 2009-10-27
CIK 1052100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☒.

Shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Class	Outstanding as of October 23, 2009
Class A common stock, $.01 par value	85,336,701

WADDELL & REED FINANCIAL, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

Quarter Ended September 30, 2009

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	September 30,	December 31,
	2009	2008
	(unaudited)
Assets:
Cash and cash equivalents	$201,301	210,328
Cash and cash equivalents - restricted	81,250	48,713
Investment securities	77,518	58,684
Receivables:
Funds and separate accounts	33,719	33,539
Customers and other	80,032	61,280
Deferred income taxes	7,058	11,182
Prepaid expenses and other current assets	8,038	7,109

Total current assets	488,916	430,835

Property and equipment, net	59,093	59,966
Deferred sales commissions, net	59,101	52,183
Goodwill and identifiable intangible assets	221,210	221,210
Other non-current assets	14,662	11,166
Total assets	$842,982	775,360

Liabilities:
Accounts payable	$21,894	40,002
Payable to investment companies for securities	125,004	67,848
Accrued compensation	33,234	24,296
Income taxes payable	3,873	2,397
Other current liabilities	71,615	70,165

Total current liabilities	255,620	204,708

Long-term debt	199,980	199,969
Accrued pension and postretirement costs	23,599	29,083
Deferred income taxes	5,075	3,564
Other non-current liabilities	13,138	17,911

Total liabilities	497,412	455,235

Commitments and contingencies (Note 12)

Stockholders’ equity :
Preferred stock–$1.00 par value: 5,000 shares authorized; none issued	—	—
Class A Common stock–$0.01 par value: 250,000 shares authorized; 99,701 shares issued; 85,318 shares outstanding (84,877 shares outstanding at December 31, 2008)	997	997
Additional paid-in capital	190,735	207,886
Retained earnings	510,919	487,558
Cost of 14,383 common shares in treasury (14,824 at December 31, 2008)	(338,995)	(350,463)
Accumulated other comprehensive loss	(18,086)	(25,853)
Total stockholders’ equity	345,570	320,125
Total liabilities and stockholders’ equity	$842,982	775,360

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited, in thousands, except for per share data)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2009	2008	2009	2008

Revenues:
Investment management fees	$94,687	107,911	248,234	323,466
Underwriting and distribution fees	96,559	107,054	268,379	327,419
Shareholder service fees	26,730	26,259	77,663	77,191

Total	217,976	241,224	594,276	728,076

Operating expenses:
Underwriting and distribution	115,119	125,589	324,618	382,658
Compensation and related costs (including share-based compensation of $7,645, $7,407, $22,541 and $21,998, respectively)	29,275	30,701	82,373	97,917
General and administrative	15,106	14,912	43,022	43,476
Subadvisory fees	6,129	10,866	16,317	35,737
Depreciation	3,503	3,389	10,259	9,717

Total	169,132	185,457	476,589	569,505

Operating income	48,844	55,767	117,687	158,571
Investment and other income (loss)	2,316	(530)	1,385	3,473
Interest expense	(3,153)	(2,984)	(9,452)	(8,944)

Income before provision for income taxes	48,007	52,253	109,620	153,100
Provision for income taxes	14,594	18,888	37,367	56,207

Net income	$33,413	33,365	72,253	96,893

Net income per share:
Basic	$0.39	0.39	0.85	1.13
Diluted	$0.39	0.39	0.84	1.12

Weighted average shares outstanding:
Basic	85,699	85,632	85,503	86,112
Diluted	85,774	86,007	85,565	86,578

Dividends declared per common share	$0.19	0.19	0.57	0.57

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of  Stockholders’ Equity

For the Nine Months Ended September 30, 2009

(Unaudited, in thousands)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity

Balance at December 31, 2008	99,701	$997	207,886	487,558	(350,463)	(25,853)	320,125

Net income	—	—	—	72,253	—	—	72,253
Recognition of equity compensation	—	—	22,541	—	—	—	22,541
Recognition of equity compensation related to divestiture of ACF	—	—	400	—	—	—	400
Issuance of nonvested shares and other	—	—	(37,442)	—	37,442	—	—
Dividends accrued, $0.57 per share	—	—	—	(48,892)	—	—	(48,892)
Exercise of stock options	—	—	(4,234)	—	14,456	—	10,222
Excess tax benefits from share-based payment arrangements	—	—	1,584	—	—	—	1,584
Other stock transactions	—	—	—	—	(4,948)	—	(4,948)
Repurchase of common stock	—	—	—	—	(35,482)	—	(35,482)
Unrealized appreciation on available for sale investment securities	—	—	—	—	—	4,471	4,471
Reclassification for amounts included in net income	—	—	—	—	—	2,200	2,200
Pension and postretirement benefits	—	—	—	—	—	1,096	1,096

Balance at September 30, 2009	99,701	$997	190,735	510,919	(338,995)	(18,086)	345,570

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2009	2008	2009	2008

Net income	$33,413	33,365	72,253	96,893

Other comprehensive income:

Net unrealized appreciation (depreciation) of investment securities during the period, net of income taxes of $1,522, $(1,767), $2,569 and $(2,613), respectively	2,634	(3,027)	4,471	(4,516)

Pension and postretirement benefits, net of income taxes of $201, $0, $550 and $0, respectively	347	—	1,096	—

Reclassification adjustments for amounts included in net income, net of income taxes of $(21), $(33), $1,271 and $(67), respectively	(35)	(45)	2,200	(102)

Comprehensive income	$36,359	30,293	80,020	92,275

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the nine months
	ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$72,253	96,893
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,129	9,536
Other than temporary impairment of investments in affiliated mutual funds	3,686	—
Amortization of deferred sales commissions	30,445	41,429
Share-based compensation	22,941	21,998
Excess tax benefits from share-based payment arrangements	(1,584)	(7,685)
Gain on sale of available-for-sale investment securities	(45)	—
Net purchases and sales of trading securities	(119)	(27,022)
Unrealized (gain)/loss on trading securities	(3,919)	2,797
Loss on sale and retirement of property and equipment	396	120
Capital gains and dividends reinvested	(470)	(128)
Deferred income taxes	1,246	7,446
Changes in assets and liabilities:
Cash and cash equivalents - restricted	(32,537)	32,563
Receivables from funds and separate accounts	(180)	2,545
Other receivables	(18,752)	7,353
Other assets	(3,443)	(4,405)
Deferred sales commissions	(37,363)	(63,121)
Accounts payable and payable to investment companies	39,048	(48,818)
Other liabilities	5,037	3,681

Net cash provided by operating activities	$86,769	75,182

Cash flows from investing activities:
Purchases of available-for-sale investment securities	(7,700)	(100)
Proceeds from sales of available-for-sale investment securities	44	—
Proceeds from maturities of available-for-sale investment securities	340	1,750
Additions to property and equipment	(11,563)	(18,705)
Proceeds from sales of property and equipment	516	158

Net cash used in investing activities	$(18,363)	(16,897)

Cash flows from financing activities:
Dividends paid	(48,809)	(47,556)
Repurchase of common stock	(35,482)	(83,941)
Exercise of stock options	10,222	8,048
Excess tax benefits from share-based payment arrangements	1,584	7,685
Other stock transactions	(4,948)	(10,911)

Net cash used in financing activities	$(77,433)	(126,675)
Net decrease in cash and cash equivalents	(9,027)	(68,390)
Cash and cash equivalents at beginning of period	210,328	263,914
Cash and cash equivalents at end of period	$201,301	195,524

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

Pursuant to SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”, the FASB Accounting Standards Codification (“ASC”) became the sole source of authoritative U.S. GAAP for interim and annual periods ending after September 15, 2009, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants.  The Company adopted this standard during the third quarter of 2009.  References to specific accounting standards in the footnotes to our consolidated financial statements have been changed to refer to the appropriate section of the ASC.

The Company adopted the “Earnings Per Share Topic”, ASC 260 on January 1, 2009.  This standard provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are considered to be participating securities and must be included in the computation of earnings per share pursuant to the two-class method.  As required upon adoption, we retrospectively adjusted prior period earnings per share data to conform to the provisions of this standard.  See Note 6 for additional information.

The Company adopted the “Financial Instruments Topic”, ASC 825 on April 1, 2009.  This standard requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.

The Company has evaluated subsequent events through October 27, 2009, the date that these financial statements were issued.

In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only a normal and recurring nature) necessary to present fairly our financial position at September 30, 2009, the results of operations for the three and nine months ended September 30, 2009 and 2008 and cash flows for the nine months ended September 30, 2009 and 2008 in conformity with accounting principles generally accepted in the United States.

2.    Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and short-term investments.  We consider all highly liquid investments with original or remaining maturities of 90 days or less at the date of purchase to be cash equivalents. At September 30, 2009, our cash and cash equivalents balance is comprised of commercial paper of $11.1 million and cash and money market funds of $190.2 million.  Cash and cash equivalents – restricted represents cash held for the benefit of customers segregated in compliance with federal and other regulations.  Substantially all cash balances are in excess of federal deposit insurance limits.

3.    Investment Securities

Investment securities at September 30, 2009 and December 31, 2008 are as follows:

	Amortized	Unrealized	Unrealized
September 30, 2009	cost	gains	losses	Fair value
	(in thousands)
Available-for-sale securities:
Affiliated mutual funds	$28,103	5,190	(69)	33,224
Municipal bonds	4,958	12	(212)	4,758
Mortgage-backed securities	11	2	—	13
	$33,072	5,204	(281)	37,995

Trading securities:
Affiliated mutual funds				38,803
Municipal bonds				475
Mortgage-backed securities				109
Corporate bonds				104
Common stock				32
				39,523

Total investment securities				77,518

	Amortized	Unrealized	Unrealized
December 31, 2008	cost	gains	losses	Fair value
	(in thousands)
Available-for-sale securities:
Affiliated mutual funds	$23,966	459	(5,133)	19,292
Municipal bonds	5,290	—	(1,086)	4,204
Mortgage-backed securities	11	1	—	12
	$29,267	460	(6,219)	23,508

Trading securities:
Affiliated mutual funds				34,566
Municipal bonds				372
Mortgage-backed securities				108
Corporate bonds				93
Common stock				37
				35,176

Total investment securities				58,684

Purchases and sales of trading securities during the nine months ended September 30, 2009 were $133 thousand and $14 thousand, respectively.

A summary of debt securities and affiliated mutual funds with market values below carrying values at September 30, 2009 and December 31, 2008 is as follows:

	Less than 12 months		12 months or longer		Total
		Unrealized	Fair	Unrealized		Unrealized
September 30, 2009	Fair value	(losses)	value	(losses)	Fair value	(losses)
	(in thousands)
Municipal bonds	$1,837	(71)	849	(141)	2,686	(212)
Affiliated mutual funds	—	—	881	(69)	881	(69)
Total temporarily impaired securities	$1,837	(71)	1,730	(210)	3,567	(281)

	Less than 12 months		12 months or longer		Total
		Unrealized	Fair	Unrealized		Unrealized
December 31, 2008	Fair value	(losses)	value	(losses)	Fair value	(losses)
	(in thousands)
Municipal bonds	$4,204	(1,086)	—	—	4,204	(1,086)
Affiliated mutual funds	16,574	(5,076)	51	(57)	16,625	(5,133)
Total temporarily impaired securities	$20,778	(6,162)	51	(57)	20,829	(6,219)

Based upon our assessment of these municipal bonds and affiliated mutual funds, the time frame investments have been in a loss position, our intent to hold the affiliated mutual funds until they have recovered and our history of holding bonds until maturity, we determined that a write-down was not necessary at September 30, 2009.

During the first quarter of 2009, we recorded a pre-tax charge of $3.7 million to reflect the “other than temporary” decline in value of certain of the Company’s investments in affiliated mutual funds as the fair value of these investments had been below cost for an extended period.  This charge is recorded in “investment and other income (loss)” in the consolidated statement of operations for the nine months ended September 30, 2009.

Mortgage-backed securities and municipal bonds accounted for as available-for sale and held as of September 30, 2009 mature as follows:

	Amortized cost	Fair value
	(in thousands)
After one year but within 10 years	$3,968	3,909
After 10 years	1,001	862
	$4,969	4,771

Mortgage-backed securities, municipal bonds and corporate bonds accounted for as trading and held as of September 30, 2009 mature as follows:

Fair value
(in thousands)
After one year but within 10 years	$579
After 10 years	109
$688

We determine the fair value of our investments using broad levels of inputs as defined by related accounting standards:

Level 1 - observable inputs such as quoted prices in active markets for identical securities

Level 2 - other significant observable inputs (including quoted prices in active markets for similar securities)

Level 3 - significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The following table summarizes our investment securities at September 30, 2009 that are recognized in our balance sheet using fair value measurements based on the differing levels of inputs:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Investment securities	$72,059	5,459	—	$77,518

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

The activity in the accrued restructuring liability during 2009 is summarized as follows:

	Accrued Liability		Non-cash	Accrued Liability
	as of	Cash	Settlements	as of
	December 31, 2008	Payments	and Other	September 30, 2009
	(in thousands)
Employee compensation and other benefit costs	$14,530	(9,470)	(288)	4,772
Contract termination and project development costs	500	—	—	500
	$15,030	(9,470)	(288)	5,272

We expect the remaining restructuring costs to be paid out through 2010, with the majority paid out by the end of 2009.  The restructuring liability of $5.3 million is included in “other current liabilities” in the consolidated balance sheet at September 30, 2009.

5.    Sale of Austin, Calvert & Flavin, Inc.

On July 15, 2009, the Company completed the sale of its wholly-owned subsidiary, Austin, Calvert & Flavin, Inc. (“ACF”) pursuant to a stock purchase agreement dated June 26, 2009.  The agreement includes an earnout provision based on a percentage of revenues on existing accounts over the three-year period subsequent to the closing date.  Prior to the closing date, ACF had 10 employees and assets under management of $488.0 million.

Second quarter results included charges for severance and other transaction costs of $548 thousand in connection with the divestiture of our investment in ACF.  We recorded additional costs related to the sale in the third quarter of 2009 of $543 thousand.

For tax purposes, this sale resulted in a capital loss of $28.1 million, which will generate future tax benefits by offsetting potential future and prior period capital gains.  Due to the character of the loss and the limited carryforward period permitted by law, the Company may not realize the full tax benefit of the capital loss.  We recorded tax benefits in the third quarter of 2009 of $2.9 million.  Of this amount, $2.3 million relates to carrying back a portion of the capital loss to fully offset capital gains generated during the applicable three-year carryback period and capital gains generated through the six months ended June 30, 2009. The remaining $600 thousand tax benefit relates to utilizing capital losses to offset capital gains generated during the third quarter of 2009.

6.    Stockholders’ Equity

Earnings per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands, except per share amounts)

Net income	$33,413	33,365	72,253	96,893

Weighted average shares outstanding - basic	85,699	85,632	85,503	86,112
Dilutive potential shares from stock options	75	375	62	466
Weighted average shares outstanding - diluted	85,774	86,007	85,565	86,578

Earnings per share:
Basic	$0.39	0.39	0.85	1.13
Diluted	$0.39	0.39	0.84	1.12

Effective January 1, 2009, we adopted the “Earnings Per Share Topic”, ASC 260.  This standard provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are considered to be participating securities and must be included in the computation of earnings per share pursuant to the two-class method.  As required upon adoption, we retrospectively adjusted prior period earnings per share data to conform to the provisions of this standard.  Stock options are included in the calculation of diluted earnings per share using the treasury stock method.

Anti-dilutive Securities

Options to purchase 795 thousand shares and 866 thousand shares of Class A common stock (“common stock”) were excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2009, respectively, because they were anti-dilutive.  Options to purchase 688 thousand shares and 588 thousand shares of common stock were excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2008, respectively, because they were anti-dilutive.

Dividends

On July 22, 2009, the Board of Directors (the “Board”) approved a dividend on our common stock in the amount of $0.19 per share to stockholders of record as of October 2, 2009 to be paid on November 2, 2009.  The total dividend to be paid is approximately $16.2 million.

Common Stock Repurchases

The Board has authorized the repurchase of our common stock in the open market and/or private purchases. Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased.  The acquired shares may be used for corporate purposes, including shares issued to employees in our stock-based compensation programs.  There were 666,433 shares and 1,510,233 shares repurchased in the open market or privately during the three and nine months ended September 30, 2009, respectively, and 1,105,700 shares and 2,706,700 shares repurchased in the open market or privately during the three and nine months ended September 30, 2008, respectively.

7.    Share-Based Compensation

A summary of stock option activity and related information for the nine months ended September 30, 2009 follows:

	Options	Weighted average exercise price
Outstanding, December 31, 2008	2,021,844	$23.44
Granted	6,502	28.01
Exercised	(623,137)	16.70
Terminated/Cancelled	(272,378)	18.91
Outstanding, September 30, 2009	1,132,831	$28.27
Exercisable, September 30, 2009	1,126,329	$28.27

During the third quarter of 2009, we granted 6,502 options pursuant to our Stock Option Restoration Program (“SORP”), which have a vesting period of six months.  Share-based compensation expense related to the options issued under the SORP totaling $19 thousand was recorded for the three months ended September 30, 2009.  The expense was calculated using a Black-Scholes option-pricing model assuming 64.9% expected volatility, a risk-free interest rate of 0.88%, a 2.71% expected dividend yield and an expected life of 1.79 years.

During 2009, we granted 1,611,060 shares of nonvested stock with an average fair market value of $19.05 per share under the Company’s 1998 Stock Incentive Plan, as amended and restated. The value of those shares at the grant date, aggregating $30.7 million, will be amortized to expense over the four year vesting period.

8.    Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of purchase price over the tangible assets and identifiable intangible assets of an acquired business.  Our goodwill is not deductible for tax purposes.  The carrying values of goodwill and identifiable intangible assets (all considered indefinite lived) are summarized as follows:

	September 30, 2009	December 31, 2008
	(in thousands)

Goodwill	$202,518	202,518
Accumulated amortization	(36,307)	(36,307)
Total goodwill	166,211	166,211

Mutual fund management advisory contracts	38,699	38,699
Mutual fund subadvisory management contracts	16,300	16,300
Total indentifiable intangible assets	54,999	54,999

Total	$221,210	221,210

9.    Indebtedness

The Company entered into a 364-day revolving credit facility with various lenders, effective October 5, 2009, which initially provides for borrowings of up to $125.0 million and replaces the Company’s previous revolving credit facility.  Lenders could, at their option upon the Company’s request, expand the facility to $200.0 million.  At September 30, 2009, there was no balance outstanding under the old facility.

The fair value of the Company’s long-term debt is approximately $203.0 million as of September 30, 2009, compared to the carrying value of $200.0 million.

10.    Income Tax Uncertainties

As of January 1, 2009 and September 30, 2009, the Company had unrecognized tax benefits, including penalties and interest, of $4.9 million ($3.4 million net of federal benefit) and $5.7 million ($3.9 million net of federal benefit), respectively, that if recognized, would impact the Company’s effective tax rate.  The unrecognized tax benefits that are not expected to be settled within the next 12 months are included in “other liabilities” in the consolidated balance sheets; unrecognized tax benefits that are expected to be settled within the next 12 months are included in “income taxes payable.”

The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as income taxes.  As of January 1, 2009, the total amount of accrued interest and penalties related to uncertain tax positions recognized in the consolidated balance sheet was $1.6 million ($1.2 million net of federal benefit).  The total amount of penalties and interest, net of federal benefit, related to tax uncertainties recognized in the statement of income for the nine month period ended September 30, 2009 was $204 thousand.  The total amount of accrued penalties and interest related to uncertain tax positions at September 30, 2009 of $1.8 million ($1.5 million net of federal benefit) is included in the total unrecognized tax benefits described above.

In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain.  In addition, respective tax authorities periodically audit our income tax returns. These audits examine our significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions.  The 2005, 2006, 2007 and 2008 federal income tax returns are the only open tax years that remain subject to potential future audit. State income tax returns for all years after 2003 are subject to potential future audit by tax authorities in the Company’s major state tax jurisdictions.

The Company is currently being audited in four state jurisdictions.  It is reasonably possible that the Company will settle the audits in these jurisdictions within the next 12-month period.  It is estimated that the Company’s liability for unrecognized tax benefits could decrease by approximately $648 thousand to $2.0 million ($439 thousand to $1.3 million net of federal benefit) upon settlement of these audits.  Such settlements are not anticipated to have a significant impact on reported income.

11.    Pension Plan and Postretirement Benefits Other Than Pension

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

The following table presents the components of net periodic pension and other postretirement costs related to these plans:

	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	Three months ended		Three months ended		Nine months ended		Nine months ended
	September 30,		September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009	2008	2009	2008
	(in thousands)				(in thousands)
Components of net periodic benefit cost:
Service cost	$1,319	1,431	93	74	$3,957	4,295	279	222
Interest cost	1,597	1,581	85	66	4,790	4,744	255	197
Expected return on plan assets	(1,607)	(2,153)	—	—	(4,821)	(6,460)	—	—
Actuarial (gain) loss amortization	399	—	—	(20)	1,197	—	—	(60)
Prior service cost amortization	139	139	10	10	417	416	30	29
Transition obligation amortization	1	1	—	—	3	4	—	—

Total	$1,848	999	188	130	$5,543	2,999	564	388

During the nine month period ended September 30, 2009, we made a $10.0 million contribution to the Pension Plan.  We do not expect to make additional contributions to the Pension Plan for the remainder of 2009.

12.    Contingencies

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

Sale of Austin, Calvert & Flavin, Inc.

On July 15, 2009, the Company completed the sale of its wholly-owned subsidiary, Austin, Calvert & Flavin, Inc. (“ACF”) pursuant to a stock purchase agreement dated June 26, 2009.  The agreement includes an earnout provision based on a percentage of revenues on existing accounts over the three-year period subsequent to the closing date.  Prior to the closing date, ACF had 10 employees and assets under management of $488.0 million.

Second quarter results included charges for severance and other transaction costs of $548 thousand in connection with the divestiture of our investment in ACF.  We recorded additional costs related to the sale in the third quarter of 2009 of $543 thousand.  These charges are included in “general and administrative” in the consolidated statements of operations

For tax purposes, this sale resulted in a capital loss of $28.1 million, which will generate future tax benefits by offsetting potential future and prior period capital gains.  Due to the character of the loss and the limited carryforward period permitted by law, the Company may not realize the full tax benefit of the capital loss.  We recorded tax benefits in the third quarter of 2009 of $2.9 million.  Of this amount, $2.3 million relates to carrying back a portion of the capital loss to fully offset capital gains generated during the applicable three-year carryback period and capital gains generated through the six months ended June 30, 2009. The remaining $600 thousand tax benefit relates to utilizing capital losses to offset capital gains generated during the third quarter of 2009.

Market Developments

During 2008, we operated in a period of high volatility in the financial markets - the Dow Jones Industrial Average declined 34% and the Standard & Poor’s 500 Index declined 38%.  Almost every class of financial assets experienced significant price declines and high volatility.  The U.S. government took steps to stabilize the financial markets and the banking system to ensure continued availability of commercial and consumer credit.  Markets have rallied in 2009; the Dow Jones Industrial Average is up 11% and the Standard & Poor’s 500 Index increased 17% through September 30, 2009.  Even with the recent market improvements, the economic outlook remains uncertain and we anticipate a challenging business climate for the remainder of the year.

Since average assets under management during 2009 are substantially less than our average assets under management during 2008, we have experienced a significant decline in revenue in 2009 relative to 2008.  Although we took steps in the fourth quarter of 2008 to manage our expenses in response to current market conditions, we expect that our net income and operating margins may remain under pressure for the rest of the year.

Our balance sheet remains strong, as we ended the quarter with cash and investments of $278.8 million. We renewed our 364-day unsecured line of credit in early October with commitments from a syndicate of banks for $125.0 million, expandable to $200.0 million.  We believe that our current liquidity position will allow us to manage through the market downturn for the foreseeable future.

Accounting Pronouncements Not Yet Adopted

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”).  SFAS No. 167 improves how enterprises account for and disclose their involvement with variable interest entities (“VIEs”) and other entities whose equity at risk is insufficient or lacks certain characteristics. SFAS No. 167 changes how an entity determines whether it is the primary beneficiary of a VIE and whether that VIE should be consolidated and requires additional disclosures. As a result, the Company must comprehensively review its involvements with VIEs and potential VIEs to determine the effect on its consolidated financial statements and related disclosures.  SFAS No. 167 is effective for fiscal years beginning after November 15, 2009 and interim periods within those fiscal years.  Earlier application is prohibited. Significant efforts are still under way to interpret the new accounting standard and its impact on the asset management industry; however, based on its review to date, the Company does not believe that adoption of this standard will have a material effect on the Company’s consolidated financial condition or results of operations.

Assets Under Management

Assets under management increased to $64.5 billion on September 30, 2009 compared to $55.6 billion on June 30, 2009 due to market appreciation of $6.9 billion and net flows of $2.4 billion.  Net sales were driven by the Wholesale channel during the quarter.

Change in Assets Under Management(1)

	Third Quarter 2009
	Advisors	Wholesale	Institutional	Total
	(in millions)

Beginning Assets	$25,205	23,213	7,193	$55,611

Disposition of Assets	—	—	(488)	(488)

Sales (net of commissions)	804	4,064	277	5,145
Redemptions	(719)	(1,524)	(608)	(2,851)
Net Sales	85	2,540	(331)	2,294

Net Exchanges	(25)	24	—	(1)
Reinvested Dividends & Capital Gains	78	29	30	137
Net Flows	138	2,593	(301)	2,430

Market Appreciation	3,008	3,169	759	6,936
Ending Assets	$28,351	28,975	7,163	$64,489

	Third Quarter 2008
	Advisors	Wholesale	Institutional	Total
	(in millions)

Beginning Assets	$32,687	28,948	8,489	$70,124

Sales (net of commissions)	871	3,743	560	5,174
Redemptions	(904)	(2,714)	(303)	(3,921)
Net Sales	(33)	1,029	257	1,253

Net Exchanges	(27)	24	—	(3)
Reinvested Dividends & Capital Gains	66	(9)	26	83
Net Flows	6	1,044	283	1,333

Market Depreciation	(4,188)	(6,639)	(846)	(11,673)
Ending Assets	$28,505	23,353	7,926	$59,784

(1)   Includes all activity of the Funds and institutional accounts, including money market funds.

Assets under management increased to $64.5 billion on September 30, 2009 compared to $47.5 billion on December 31, 2008 due to market appreciation of $10.9 billion and net flows of $6.6 billion.  Net sales were driven by the Wholesale channel during the nine month period.

	Year to Date 2009
	Advisors	Wholesale	Institutional	Total
	(in millions)

Beginning Assets	$23,472	17,489	6,523	$47,484

Disposition of Assets	—	—	(488)	(488)

Sales (net of commissions)	2,282	10,557	1,198	14,037
Redemptions	(2,266)	(4,240)	(1,397)	(7,903)
Net Sales	16	6,317	(199)	6,134

Net Exchanges	(78)	49	26	(3)
Reinvested Dividends & Capital Gains	258	113	82	453
Net Flows	196	6,479	(91)	6,584

Market Appreciation	4,683	5,007	1,219	10,909
Ending Assets	$28,351	28,975	7,163	$64,489

	Year to Date 2008
	Advisors	Wholesale	Institutional	Total
	(in millions)

Beginning Assets	$34,562	21,537	8,769	$64,868

Sales (net of commissions)	3,019	13,730	1,920	18,669
Redemptions	(2,735)	(5,128)	(1,165)	(9,028)
Net Sales	284	8,602	755	9,641

Net Exchanges	(130)	124	—	(6)
Reinvested Dividends & Capital Gains	228	28	82	338
Net Flows	382	8,754	837	9,973

Market Depreciation	(6,439)	(6,938)	(1,680)	(15,057)
Ending Assets	$28,505	23,353	7,926	$59,784

Average assets under management, which are generally more indicative of trends in revenue for providing investment management services than the quarter over quarter change in ending assets under management, are presented below.

Average Assets Under Management

	Third Quarter 2009
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$19,937	24,265	6,447	$50,649
Fixed Income	5,391	1,339	671	7,401
Money Market	1,513	297	—	1,810
Total	$26,841	25,901	7,118	$59,860

	Third Quarter 2008
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$25,198	26,732	7,824	$59,754
Fixed Income	4,616	380	583	5,579
Money Market	1,391	142	—	1,533
Total	$31,205	27,254	8,407	$66,866

	Year to Date 2009
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$17,960	20,390	6,130	$44,480
Fixed Income	5,021	989	635	6,645
Money Market	1,674	299	—	1,973
Total	$24,655	21,678	6,765	$53,098

	Year to Date 2008
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$26,479	25,294	7,890	$59,663
Fixed Income	4,517	391	587	5,495
Money Market	1,346	110	—	1,456
Total	$32,342	25,795	8,477	$66,614

Results of Operations — Three and Nine Months Ended September 30, 2009 as Compared with Three and Nine Months Ended September 30, 2008

Net Income

	Three months ended			Nine months ended
	September 30,			September 30,
	2009	2008	Variance	2009	2008	Variance
	(in thousands, except per share amounts and percentage data)

Net Income	$33,413	33,365	0%	$72,253	96,893	-25%
Earnings per share:
Basic	$0.39	0.39	0%	$0.85	1.13	-25%
Diluted	$0.39	0.39	0%	$0.84	1.12	-25%

Operating Margin	22%	23%	-4%	20%	22%	-9%

We reported net income of $33.4 million, or $0.39 per diluted share, for the third quarter of 2009 compared to $33.4 million, or $0.39 per diluted share, for the third quarter of 2008.  Net income for the nine months ended September 30, 2009 was $72.3 million, or $0.84 per diluted share, compared to net income of $96.9 million, or $1.12 per diluted share, for the same period in 2008.

Total Revenues

Total revenues decreased 10% to $218.0 million and 18% to $594.3 million for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008.  Decreases in both periods are attributable to a decline in average assets under management of 10% and 20% for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008 and a decrease in gross sales of 1% and 25% for the three and nine months ended September 30, 2009, respectively, compared to the same periods in the prior year.

	Three months ended
	September 30,
	2009	2008	Variance
	(in thousands, except percentage data)

Investment management fees	$94,687	107,911	-12%
Underwriting and distribution fees	96,559	107,054	-10%
Shareholder service fees	26,730	26,259	2%
Total revenues	$217,976	241,224	-10%

	Nine months ended
	September 30,
	2009	2008	Variance
	(in thousands, except percentage data)

Investment management fees	$248,234	323,466	-23%
Underwriting and distribution fees	268,379	327,419	-18%
Shareholder service fees	77,663	77,191	1%
Total revenues	$594,276	728,076	-18%

Investment Management Fee Revenues

Investment management fee revenues are earned for providing investment advisory services to the Funds and to institutional and separate accounts.  Investment management fee revenues decreased $13.2 million, or 12%, from last year’s third quarter and $75.2 million, or 23%, for the nine month period ended September 30, 2009 compared to the same period in the prior year.

Revenues from investment management services provided to our retail mutual funds, which are distributed through the Advisors, Wholesale and Institutional channels, were $87.5 million for the quarter ended September 30, 2009.  Revenues decreased $11.4 million, or 12%, compared to the third quarter of 2008, while the related retail average assets decreased 10% to $52.7 billion.  For the nine months ended September 30, 2009, revenues from investment management services provided to our retail mutual funds decreased $68.4 million, or 23%, to $227.5 million compared to the first nine months of 2008, while the related retail average assets decreased 20% to $46.3 billion.  Investment management fee revenues decreased more than the related retail average assets due to a decline in the average management fee rate.  This decline was primarily due to the continued shift in the mix of assets under management toward lower fee products.  Retail sales in the third quarter of 2009 were $4.9 billion, a 6% increase compared to sales in the third quarter of 2008 and were $12.8 billion for the nine months ended September 30, 2009, a 23% decrease compared to the same period in 2008.

Prior to the sale of ACF effective July 15, 2009, ACF had assets under management of $488.0 million.  ACF’s assets under management and related investment management fee revenues were included in the institutional channel until the closing date.

Institutional account revenues were $7.2 million for the third quarter of 2009, representing a decrease of $1.8 million, or 20%, from last year’s third quarter.  While the decrease was partially due to the sale of ACF, we experienced a further decline in average assets of 11% and a decline in the average management fee rate.  Year-to-date institutional account revenues decreased 25% to $20.8 million in 2009 compared to the same period in 2008, due to the sale of ACF, a further decline in average assets of 19% and a decline in the average management fee rate.

The long-term redemption rate (excluding money market fund redemptions) in the Advisors channel was 7.6% in this year’s third quarter and 8.7% year-to-date, compared to 8.2% in the third quarter of 2008 and 8.1% for the first nine months of 2008.  In the Wholesale channel, the long-term redemption rate was lower in this year’s third quarter, at 22.5%, compared to 39.3% in the third quarter of 2008.  For the nine months ended September 30, 2009, the Wholesale channel’s long-term redemption rate decreased to 25.3% compared to 26.3% for the same period in 2008.  We expect the Advisors channel long-term redemption rate to remain lower than that of the Wholesale channel due to the personal and customized nature in which our financial advisors provide service to our clients.  The long-term redemption rate for our Institutional channel increased to 34.4% for the third quarter of 2009 compared to 14.3% for the third quarter of 2008 and increased to 28.4% for the nine month period ended September 30, 2009 compared to 18.4% for the same period in 2008.

Underwriting and Distribution Fee Revenues and Expenses

The following tables illustrate our underwriting and distribution fee revenues and expenses segregated by distribution method within the respective Advisors or Wholesale channel:

	Third Quarter 2009
		Wholesale
	Advisors	Third-Party	Legend	Total
	(in thousands)

Revenue	$53,125	30,989	12,445	$96,559
Expenses
Direct	36,367	39,327	7,949	83,643
Indirect	21,336	7,132	3,008	31,476
	57,703	46,459	10,957	115,119
Net Underwriting & Distribution	$(4,578)	(15,470)	1,488	$(18,560)

	Third Quarter 2008
		Wholesale
	Advisors	Third-Party	Legend	Total
	(in thousands)

Revenue	$57,968	36,242	12,844	$107,054
Expenses
Direct	40,106	41,520	8,526	90,152
Indirect	23,428	8,539	3,470	35,437
	63,534	50,059	11,996	125,589
Net Underwriting & Distribution	$(5,566)	(13,817)	848	$(18,535)

	Year to Date 2009
		Wholesale
	Advisors	Third-Party	Legend	Total
	(in thousands)

Revenue	$152,800	81,286	34,293	$268,379
Expenses
Direct	105,957	103,254	21,962	231,173
Indirect	63,993	20,728	8,724	93,445
	169,950	123,982	30,686	324,618
Net Underwriting & Distribution	$(17,150)	(42,696)	3,607	$(56,239)

	Year to Date 2008
		Wholesale
	Advisors	Third-Party	Legend	Total
	(in thousands)

Revenue	$183,457	102,492	41,470	$327,419
Expenses
Direct	127,690	124,422	27,644	279,756
Indirect	69,632	23,163	10,107	102,902
	197,322	147,585	37,751	382,658
Net Underwriting & Distribution	$(13,865)	(45,093)	3,719	$(55,239)

Underwriting and distribution revenues earned in this year’s third quarter decreased $10.5 million, or 10%, compared with the third quarter of 2008.  A majority of the decrease in revenues was due to lower Rule 12b-1 asset-based service and distribution fee revenues of $8.2 million as a result of a decrease in average mutual fund assets under management.  Revenues from front-load product sales sold in the Advisors channel decreased by $2.0 million, which included a decrease in Class A share revenues of $1.4 million and a decrease in variable annuity revenues of $900 thousand quarter over quarter.  Revenues from front-load product sales sold in the Wholesale channel decreased $400 thousand.  Revenues from fee-based allocation products increased $1.5 million.  While we expect the shift from front-load to fee-based sales to put some short-term pressure on both the underwriting and distribution margin and the operating margin in the Advisors channel, the asset-based fee structure has the opportunity for better long-term margins.  In the Wholesale channel, revenues earned from mutual fund redemptions decreased $1.1 million compared to the third quarter of 2008.

Underwriting and distribution revenues earned for the nine months ended September 30, 2009 decreased $59.0 million, or 18%, compared with the same period in the prior year.  The decrease in revenues was due to lower Rule 12b-1 asset-based service and distribution fee revenues of $38.2 million as a result of a decrease in average mutual fund assets under management.  Revenues on front-load product sales sold in the Advisors channel decreased by $14.8 million, which included a decrease in Class A share revenues of $11.2 million and a decrease in variable annuity revenues of $3.0 million.  Revenues from front-load product sales sold in the Wholesale channel decreased $3.1 million.  Additionally, insurance-related revenues increased $2.2 million and revenues from fee-based allocation products increased $3.2 million compared to the prior year.  In the Wholesale channel, revenues earned from mutual fund redemptions decreased $800 thousand compared to the first nine months of 2008.  Lower advisory fees, Rule 12b-1 service fee revenues and point of sale commissions earned by Legend decreased revenue by $7.2 million compared to the first nine months of 2008.

Underwriting and distribution expenses decreased by $10.5 million, or 8%, when compared with the third quarter of 2008.  Of this decrease, $2.8 million was attributed to lower direct expenses in the Wholesale channel as a result of a decrease in average wholesale assets under management, partially offset by increased sales.  Specifically, we incurred lower dealer compensation paid to third party distributors and lower amortization expense of deferred sales commissions, partially offset by higher Rule 12b-1 asset-based service and distribution expenses and higher wholesaler commissions.  Direct expenses in the Advisors channel decreased $3.7 million, or 9%, compared to the third quarter of 2008 due to lower point of sale commissions on front-load product sales of $1.9 million and lower Rule 12b-1 asset-based service and distribution commissions of $3.2 million, partially offset by higher amortization expense of deferred sales commissions of $1.3 million.  Indirect expenses decreased $4.0 million quarter over quarter.  The indirect expense decrease of $2.1 million in the Advisors channel relates to decreased employee compensation and benefits expenses, lower convention costs, decreased legal costs and lower business meeting expenses.  The indirect expense decrease of $1.9 million in the Wholesale channel relates to lower marketing and promotion costs and decreased business meeting expenses.

Underwriting and distribution expenses for the nine months ended September 30, 2009 decreased by $58.0 million, or 15%, when compared with the same period in 2008.  A significant portion of this decrease was attributed to lower direct expenses in the Wholesale channel of $26.9 million as a result of lower sales volume and a decrease in average wholesale assets under management.  We incurred lower dealer compensation paid to third party distributors, lower wholesaler commissions and lower amortization expense of deferred sales commissions, partially offset by higher Rule 12b-1 asset-based service and distribution expenses.  Direct expenses in the Advisors channel decreased $21.7 million, or 17%, compared to the first nine months of 2008 due to lower point of sale commissions on front-load product sales of $11.8 million, lower Rule 12b-1 asset-based service and distribution commissions of $15.0 million and lower commissions related to the sale of fee-based asset allocation products of $4.7 million, partially offset by higher amortization expense of deferred sales commissions of $8.3 million and higher commissions on insurance products of $1.1 million.  Indirect expenses decreased $9.5 million compared to the same period last year.  The indirect expense decrease of $5.6 million in the Advisors channel relates to decreased employee compensation and benefits expenses, lower convention costs, decreased legal costs and lower business meeting expenses.  The indirect expense decrease of $3.9 million in the Wholesale channel relates to decreased employee compensation and benefits expenses and lower business meeting expenses and marketing and promotion costs.

Shareholder Service Fees Revenue

Shareholder service fee revenues primarily include transfer agency fees, custodian fees from retirement plan accounts, and portfolio accounting and administration fees.  Portfolio accounting and administration fees are asset-based revenues while all other shareholder service fee revenues are based on number of accounts.  During the third quarter of 2009, shareholder service fee revenues increased 2% over the third quarter of 2008 primarily due to a higher asset base quarter over quarter.  For the nine months ended September 30, 2009 shareholder service fee revenues increased 1% compared to the same period in 2008, primarily due to a 4% increase in the average number of accounts.  Revenues did not correlate with the increase in average number of accounts for the nine months ended September 30, 2009 due to a lower fee structure for servicing certain wholesale accounts.

Total Operating Expenses

Operating expenses decreased $16.3 million, or 9%, in the third quarter of 2009 compared to the third quarter of 2008 primarily due to decreased underwriting and distribution expenses and subadvisory fees.  Operating expenses decreased $92.9 million, or 16%, for the first nine months of 2009 compared to the same period in 2008 primarily due to decreased underwriting and distribution expenses, compensation and related costs and subadvisory fees. Underwriting and distribution expenses are discussed above.

	Three Months Ended
	September 30,
	2009	2008	Variance
	(in thousands, except percentage data)
Underwriting and distribution	$115,119	125,589	-8%
Compensation and related costs	29,275	30,701	-5%
General and administrative	15,106	14,912	1%
Subadvisory fees	6,129	10,866	-44%
Depreciation	3,503	3,389	3%
Total operating expenses	$169,132	185,457	-9%

	Nine Months Ended
	September 30,
	2009	2008	Variance
	(in thousands, except percentage data)
Underwriting and distribution	$324,618	382,658	-15%
Compensation and related costs	82,373	97,917	-16%
General and administrative	43,022	43,476	-1%
Subadvisory fees	16,317	35,737	-54%
Depreciation	10,259	9,717	6%
Total operating expenses	$476,589	569,505	-16%

Compensation and Related Costs

During 2009, we granted 1,611,060 shares of nonvested stock with an average fair market value of $19.05 per share under the Company’s 1998 Stock Incentive Plan, as amended and restated. The value of those shares at the grant date, aggregating $30.7 million, will be amortized to expense over the four year vesting period.

In the third quarter of 2009, compensation and related costs decreased $1.4 million compared to the third quarter of 2008, primarily due to lower expense for base salaries and related payroll taxes of $2.3 million driven by a voluntary separation program effective as of December 31, 2008.  This decrease was offset by increased pension plan expenses of $500 thousand and decreased capitalized software development activities of $400 thousand.  Additionally, share-based compensation decreased $200 thousand compared to the third quarter of 2008.

Compensation and related costs for the nine months ended September 30, 2009 decreased $15.5 million compared to the same period in 2008, primarily due to lower incentive compensation expense of $12.2 million compared to 2008.  Base salaries and payroll taxes decreased $5.8 million due to the voluntary separation program previously mentioned.  These expense decreases were partially offset by decreased capitalized software development activities of $1.6 million, increased pension plan expenses of $1.6 million and higher share-based compensation expense of $500 thousand, partially related to non-employee advisor stock awards.  Non-employee stock awards are adjusted to market each period based on the fluctuation in our share price.

General and Administrative Costs

General and administrative expenses increased $200 thousand to $15.1 million for the third quarter of 2009 compared to the third quarter of 2008.  The increase is due to higher computer services and software costs, higher fund expenses and increased facilities charges, partially offset by lower costs for temporary information technology contractors and business meetings and travel.  The third quarter of 2009 includes a charge of $543 thousand for severance and other transaction costs related to the divestiture of our subsidiary, ACF.

General and administrative expenses of $43.0 million for the first nine months of 2009 represents a decrease of $500 thousand, or 1%, compared to the first nine months of 2008.  The decrease is due to lower costs for temporary information technology contractors, business meetings and travel and recruiting, partially offset by higher computer services and software costs, fund expenses and facilities charges.  The nine month period ended September 30, 2009 includes charges of $1.1 million for severance and other transaction costs related to the divestiture of ACF.

Subadvisory Fees

Subadvisory fees represent fees paid to other asset managers for providing advisory services for certain mutual fund portfolios.  These expenses reduce our operating margin since we pay out approximately half of our management fee revenue received from subadvised products.  Gross management fee revenues for products subadvised by others were $12.1 million for the three months ended September 30, 2009 compared to $21.6 million for the third quarter of 2008 due to a 45% decline in average net assets.  For the nine months ended September 30, 2009, gross management fee revenues for products subadvised by others were $32.3 million compared to $70.5 million for the same period in 2008 due to a 56% decline in average net assets.

Subadvisory expenses decreased $4.7 million this quarter compared to last year’s third quarter and $19.4 million for the first nine months of 2009 compared to the same period in 2008.  Significant sales growth in our Wholesale channel in 2008, particularly sales of our subadvised specialty mutual fund products, drove expenses higher in 2008; however, subadvised average assets under management dropped to $5.8 billion for the quarter ended September 30, 2009 from $10.6 billion for the quarter ended September 30, 2008.  Subadvised average assets under management dropped to $5.2 billion for the nine months ended September 30, 2009 from $11.8 billion for the nine months ended September 30, 2008.

Since subadvisory expenses are a function of sales, redemptions and market action for subadvised assets, the lower asset base will likely result in continued lower subadvisory expenses compared to last year, although average subadvised net assets did increase from the second quarter to the third quarter of 2009.

Other Income and Expenses

Investment and Other Income(Loss), Interest Expense and Taxes

Investment and other income totaled $2.3 million for this year’s third quarter, compared to investment and other loss of $500 thousand in the same period a year ago.  Gains in our trading portfolio were $1.7 million in this year’s third quarter compared to losses of $1.9 million in the prior year third quarter.  Lower effective interest rates on cash and short-term investments combined with lower average balances in this year’s third quarter resulted in a reduction to investment income of $1.2 million when compared to the prior year third quarter.

For the nine months ended September 30, 2009, investment and other income was $1.4 million compared to $3.5 million for the same period in 2008.  Included in the current year is a non-cash charge of $3.7 million to reflect the “other than temporary” impairment of certain of the Company’s investments in affiliated mutual funds as the fair value of these investments was below cost for an extended period.  Excluding the impairment in 2009, investment and other income increased by $1.6 million year over year.  We experienced improvement in our trading portfolio of mutual fund holdings, which had gains of $3.6 million in the first nine months of 2009 compared to losses of $2.5 million in the first nine months of 2008.  Lower effective interest rates on cash and short-term investments combined with lower average balances in the first nine months of 2009 resulted in a reduction to investment income of $5.2 million when compared to the nine months ended September 30, 2008 and partially offset the improvement in our trading portfolio mentioned previously.

Interest expense was $3.2 million for the third quarter of 2009 compared to $3.0 million for the third quarter of 2008, and $9.5 million and $8.9 million for the first nine months of 2009 and 2008, respectively.

Our effective tax rate was 30.4% for the third quarter of 2009 and 34.1% for the nine months ended September 30, 2009.  The decrease to our effective tax rate in the third quarter of 2009 was primarily the result of the carryback of capital losses generated in connection with the sale of ACF, which offset taxes paid on capital gains in previous years.  Benefits were also realized for capital gains recognized in income during 2009.  Due to the limited capital loss carryforward period, the Company established a valuation allowance against the deferred tax asset attributable to capital losses whereby future realization is not more likely than not.  Reversal of all or a portion of the remaining valuation allowance ascribed to the ACF transaction may occur in the future if we are able to generate sufficient capital gains.  We also realized benefits in the quarter from state tax incentives related to renovations of our corporate headquarters.  The Company expects its future effective tax rate, exclusive of any state tax incentives, unanticipated state tax legislative changes, impact of state tax audit settlements, unanticipated decreases in earnings, and any release of the valuation allowance, to range from 36.4% to 38.0%.

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

Dividends

We paid quarterly dividends on our common stock that resulted in financing cash outflows of $48.8 million for the first nine months of 2009.  The dividends paid on our common stock during the first nine months of 2008 resulted in financing cash outflows of $47.6 million.

Repurchases

We repurchased 1,510,233 shares and 2,706,700 shares of our common stock in the open market or privately during the nine months ended September 30, 2009 and 2008, respectively.  The repurchases resulted in cash outflows of $35.5 million and $83.9 million for the nine month periods ending September 30, 2009 and 2008, respectively.

Operating Cash Flows

Cash from operations is our primary source of funds and increased $11.6 million for the nine months ended September 30, 2009 compared to the previous year.  A decrease in deferred sales commission payments related to sales of deferred load and fee based products offset the impact of considerably lower net earnings compared to 2008.  The increase to cash flow from operations related to the increase in “payable to investment companies for securities” on our consolidated balance sheet is offset by increases to “cash and cash equivalents — restricted” and “customers and other receivables.”

We made a $10.0 million contribution to our pension plan in the first nine months of 2009.  We do not expect to make additional contributions to the pension plan for the remainder of 2009.

Investing Cash Flows

Investing cash flows consist primarily of the purchase and sale of available-for-sale investment securities, as well as capital expenditures.  We expect our 2009 capital expenditures to decline from 2008 levels based on completion of our home office renovation, initiated in 2007.

Financing Cash Flows

As noted previously, dividends and stock repurchases accounted for a majority of our financing cash outflows in the first nine months of 2009 and 2008.

Other Sources of Liquidity

Effective October 5, 2009, we negotiated a renewal of our 364-day revolving credit facility with various lenders for a total of $125.0 million, whereby the lenders could, at their option upon our request, expand the facility to $200.0 million.  At September 30, 2009, there was no balance outstanding under the old facility.

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

Supplemental Information

	Third	Third		Year to	Year to
	Quarter	Quarter		Date	Date
	2009	2008	Change	2009	2008	Change
Redemption rates - long term (annualized)
Advisors	7.6%	8.2%		8.7%	8.1%
Wholesale	22.5%	39.3%		25.3%	26.3%
Institutional	34.4%	14.3%		28.4%	18.4%
Total	17.4%	21.9%		18.1%	16.6%

Sales per advisor (000’s) (1)
Total	233	272	-14.3%	681	978	-30.4%
2+ Years (2)	341	412	-17.2%	977	1,464	-33.3%
0 to 2 Years (3)	73	84	-13.1%	168	240	-30.0%

Gross production per advisor (000’s)	14.2	15.0	-5.3%	43.2	49.5	-12.7%

Number of financial advisors (1)	2,404	2,357	2.0%	2,404	2,357	2.0%
Average number of financial advisors (1)	2,376	2,322	2.3%	2,323	2,276	2.1%

Number of shareholder accounts (000’s)	3,805	3,736	1.8%	3,805	3,736	1.8%

Number of shareholders	874,506	878,420	-0.4%	874,506	878,420	-0.4%

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

Item 1A.                          Risk Factors

The Company has had no significant changes to its Risk Factors from those previously reported in the Company’s 2008 Form 10-K.

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information about the shares of common stock we repurchased during the third quarter of 2009.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program

July 1 - July 31	51,043	$23.73	51,043	n/a	(1)
August 1 - August 31	281,135	26.76	281,135	n/a	(1)
September 1 - September 30	346,800	26.00	346,800	n/a	(1)

Total	678,978	$26.14	678,978

(1)          On August 31, 1998, we announced that our Board of Directors approved a program to repurchase shares of our common stock on the open market.  Under the repurchase program, we are authorized to repurchase, in any seven-day period, the greater of (i) 3% of our outstanding common stock or (ii) $50 million of our common stock.  We may repurchase our common stock through the New York Stock Exchange, other national or regional market systems, electronic communication networks or alternative trading systems such as POSIT, during regular or after-hours trading sessions.  POSIT is an alternative trading system that uses passive pricing to anonymously match buy and sell orders.  To date, we have not used electronic communication networks or alternative trading systems to repurchase any of our common stock and do not intend to use such networks or systems in the foreseeable future. Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased.  Our Board of Directors reviewed and ratified the stock repurchase program in July 2004.  During the third quarter of 2009, all stock repurchases were made pursuant to the purchase program including 6,043 shares that were purchased in connection with funding employee tax withholding obligations arising from the vesting of nonvested shares and 6,493 mature shares from stock incentive plan participants to cover the strike price of options exercised in connection with a Stock Option Restoration Program (the “SORP”).  In addition, nine newly issued shares from the SORP exercise were repurchased from the participants to cover their statutory minimum tax withholdings.

Item 6.                                   Exhibits

10.1

Credit Agreement, dated October 5, 2009, by and among Waddell & Reed Financial, Inc., the Lenders, Bank of America, N.A. and Bank of America Securities LLC.  Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 333-43687, on October 7, 2009 and incorporated herein by reference.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of October 2009.

WADDELL & REED FINANCIAL, INC.

By:	/s/ Henry J. Herrmann
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Daniel P. Connealy
Senior Vice President
and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Brent K. Bloss
Senior Vice President - Finance
and Treasurer

(Principal Accounting Officer)