Form 10-Q
period 2010-03-31
WADDELL & REED FINANCIAL INC
filed 2010-04-29
CIK 1052100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒.

Shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Class	Outstanding as of April 23, 2010
Class A common stock, $.01 par value	86,415,490

WADDELL & REED FINANCIAL, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

Quarter Ended March 31, 2010

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	March 31,
	2010	December 31,
	(unaudited)	2009

Assets:
Cash and cash equivalents	$236,491	244,359
Cash and cash equivalents - restricted	83,781	72,941
Investment securities	82,735	70,524
Receivables:
Funds and separate accounts	34,540	34,948
Customers and other	78,604	179,100
Deferred income taxes	6,658	8,225
Prepaid expenses and other current assets	8,989	8,619
Total current assets	531,798	618,716

Property and equipment, net	68,445	68,171
Deferred sales commissions, net	67,046	64,123
Goodwill and identifiable intangible assets	221,210	221,210
Other non-current assets	11,268	11,162
Total assets	$899,767	983,382

Liabilities:
Accounts payable	$23,374	25,210
Payable to investment companies for securities	127,717	222,168
Accrued compensation	30,204	35,341
Short-term debt	189,988	—
Income taxes payable	17,967	1,044
Other current liabilities	72,042	76,994
Total current liabilities	461,292	360,757

Long-term debt	—	199,984
Accrued pension and postretirement costs	25,246	28,731
Deferred income taxes	4,244	6,983
Other non-current liabilities	18,032	17,872
Total liabilities	508,814	614,327

Commitments and contingencies (Note 11)

Stockholders’ equity :
Preferred stock-$1.00 par value: 5,000 shares authorized; none issued	—	—
Class A Common stock-$0.01 par value: 250,000 shares authorized; 99,701 shares issued; 85,575 shares outstanding (85,807 shares outstanding at December 31, 2009)	997	997
Additional paid-in capital	200,050	189,900
Retained earnings	547,522	527,876
Cost of 14,126 common shares in treasury (13,894 at December 31, 2009)	(337,141)	(328,154)
Accumulated other comprehensive loss	(20,475)	(21,564)
Total stockholders’ equity	390,953	369,055
Total liabilities and stockholders’ equity	$899,767	983,382

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited, in thousands, except for per share data)

	For the three months
	ended March 31,
	2010	2009

Revenues:
Investment management fees	$109,663	70,981
Underwriting and distribution fees	113,136	80,715
Shareholder service fees	28,815	24,976

Total	251,614	176,672

Operating expenses:
Underwriting and distribution	133,866	98,718
Compensation and related costs (including share-based compensation of $8,823 and $6,710, respectively)	32,925	25,699
General and administrative	15,686	13,413
Subadvisory fees	7,072	4,703
Depreciation	3,445	3,312

Total	192,994	145,845

Operating income	58,620	30,827
Investment and other income (loss)	891	(3,092)
Interest expense	(3,558)	(3,149)

Income before provision for income taxes	55,953	24,586
Provision for income taxes	20,044	9,120

Net income	$35,909	15,466

Net income per share:
Basic	$0.42	0.18
Diluted	$0.42	0.18

Weighted average shares outstanding:
Basic	85,629	84,900
Diluted	85,675	84,910

Dividends declared per common share	$0.19	0.19

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of  Stockholders’ Equity
For the Three Months Ended March 31, 2010

(Unaudited, in thousands)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity

Balance at December 31, 2009	99,701	$997	189,900	527,876	(328,154)	(21,564)	369,055

Net income	—	—	—	35,909	—	—	35,909
Recognition of equity compensation	—	—	8,823	—	—	—	8,823
Issuance of nonvested shares and other	—	—	(511)	—	511	—	—
Dividends accrued, $0.19 per share	—	—	—	(16,263)	—	—	(16,263)
Exercise of stock options	—	—	1,326	—	4,154	—	5,480
Excess tax benefits from share-based payment arrangements	—	—	512	—	—	—	512
Repurchase of common stock	—	—	—	—	(13,652)	—	(13,652)
Unrealized appreciation on available for sale investment securities	—	—	—	—	—	752	752
Reclassification for amounts included in net income	—	—	—	—	—	(36)	(36)
Pension and postretirement benefits	—	—	—	—	—	373	373

Balance at March 31, 2010	99,701	$997	200,050	547,522	(337,141)	(20,475)	390,953

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	For the three months
	ended March 31,
	2010	2009

Net income	$35,909	15,466

Other comprehensive income:

Net unrealized appreciation (depreciation) of investment securities during the period, net of income taxes of $437 and $(284), respectively	752	(463)

Pension and postretirement benefits, net of income taxes of $220 and $138, respectively	373	422

Reclassification adjustments for amounts included in net income, net of income taxes of $(21) and $1,330, respectively	(36)	2,299

Comprehensive income	$36,998	17,724

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the three months
	ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$35,909	15,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,393	3,261
Other than temporary impairment of investments in affiliated mutual funds	—	3,686
Amortization of deferred sales commissions	14,450	9,971
Share-based compensation	8,823	6,710
Excess tax benefits from share-based payment arrangements	(512)	(163)
Net purchases and sales of trading securities	(310)	(108)
Unrealized gain on trading securities	(697)	(105)
Loss on sale and retirement of property and equipment	32	295
Capital gains and dividends reinvested	(203)	(111)
Deferred income taxes	(1,810)	(1,023)
Changes in assets and liabilities:
Cash and cash equivalents - restricted	(10,840)	(28,585)
Receivables from funds and separate accounts	408	(4,013)
Other receivables	100,496	(9,899)
Other assets	(476)	(2,418)
Deferred sales commissions	(17,373)	(8,392)
Accounts payable and payable to investment companies	(96,287)	36,519
Other liabilities	4,658	(8,133)

Net cash provided by operating activities	$39,661	12,958

Cash flows from investing activities:
Purchases of available-for-sale investment securities	(10,000)	(450)
Proceeds from sales and maturities of available-for-sale investment securities	185	219
Additions to property and equipment	(3,750)	(4,550)
Proceeds from sales of property and equipment	—	516

Net cash used in investing activities	$(13,565)	(4,265)

Cash flows from financing activities:
Debt repayment	(9,996)	—
Dividends paid	(16,308)	(16,136)
Repurchase of common stock	(13,652)	(3,047)
Exercise of stock options	5,480	46
Excess tax benefits from share-based payment arrangements	512	163

Net cash used in financing activities	$(33,964)	(18,974)
Net decrease in cash and cash equivalents	(7,868)	(10,281)
Cash and cash equivalents at beginning of period	244,359	210,328
Cash and cash equivalents at end of period	$236,491	200,047

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     Description of Business and Significant Accounting Policies

Waddell & Reed Financial, Inc. and Subsidiaries

Waddell & Reed Financial, Inc. and subsidiaries (hereinafter referred to as the “Company,” “we,” “our” and “us”) derive revenues primarily from investment management, investment product underwriting and distribution, and shareholder services administration provided to the Waddell & Reed Advisors Group of Mutual Funds (the “Advisors Funds”), Ivy Funds Variable Insurance Portfolios (the “Ivy Funds VIP”), Ivy Funds, a Delaware statutory trust (the “Ivy Funds”), and Waddell & Reed InvestEd Portfolios (“InvestEd”), our college savings plan (collectively, the Advisors Funds, Ivy Funds VIP, Ivy Funds and InvestEd are referred to as the “Funds”), and institutional and separately managed accounts.  The Funds and the institutional and separately managed accounts operate under various rules and regulations set forth by the United States Securities and Exchange Commission (the “SEC”). Services to the Funds are provided under investment management agreements that set forth the fees to be charged for these services. The majority of these agreements are subject to annual review and approval by each Fund’s board of directors/trustees and shareholders. Our revenues are largely dependent on the total value and composition of assets under management, which include mainly domestic equity securities, but also include debt securities and international equities.  Accordingly, fluctuations in financial markets and composition of assets under management can significantly impact revenues and results of operations.

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements included herein pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to enable a reasonable understanding of the information presented.  The information in this Quarterly Report on Form 10-Q should be read in conjunction with Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”).  Certain amounts in prior period financial statements have been reclassified for consistent presentation.

The accompanying unaudited consolidated financial statements have been prepared consistently with the accounting policies described in Note 2 to the consolidated financial statements included in our 2009 Form 10-K, which include the following: use of estimates, cash and cash equivalents, disclosures about fair value of financial instruments, investment securities and investments in affiliated mutual funds, property and equipment, software developed for internal use, goodwill and identifiable intangible assets, deferred sales commissions, revenue recognition, advertising and promotion, share-based compensation, accounting for income taxes, earnings per share and derivatives and hedging activities.

In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only a normal and recurring nature) necessary to present fairly our financial position at March 31, 2010, the results of operations for the three months ended March 31, 2010 and 2009 and cash flows for the three months ended March 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States.

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

3.     Investment Securities

Investment securities at March 31, 2010 and December 31, 2009 are as follows:

	Amortized	Unrealized	Unrealized
March 31, 2010	cost	gains	losses	Fair value
	(in thousands)
Available-for-sale securities:
Mortgage-backed securities	$10	2	—	12
Municipal bonds	4,777	12	(198)	4,591
Affiliated mutual funds	39,899	4,242	(55)	44,086
	$44,686	4,256	(253)	48,689

Trading securities:
Mortgage-backed securities				102
Municipal bonds				488
Corporate bonds				88
Common stock				32
Affiliated mutual funds				33,336
				34,046

Total investment securities				82,735

	Amortized	Unrealized	Unrealized
December 31, 2009	cost	gains	losses	Fair value
	(in thousands)
Available-for-sale securities:
Mortgage-backed securities	$10	2	—	12
Municipal bonds	4,959	—	(286)	4,673
Affiliated mutual funds	29,817	3,241	(143)	32,915
	$34,786	3,243	(429)	37,600

Trading securities:
Mortgage-backed securities				107
Municipal bonds				478
Corporate bonds				94
Common stock				30
Affiliated mutual funds				32,215
				32,924

Total investment securities				70,524

Purchases and sales of trading securities during the three months ended March 31, 2010 were $315 thousand and $5 thousand, respectively.

A summary of debt securities and affiliated mutual funds with market values below carrying values at March 31, 2010 and December 31, 2009 is as follows:

	Less than 12 months		12 months or longer		Total
		Unrealized	Fair	Unrealized		Unrealized
March 31, 2010	Fair value	(losses)	value	(losses)	Fair value	(losses)
	(in thousands)
Municipal bonds	$—	—	2,702	(198)	2,702	(198)
Affiliated mutual funds	403	(5)	639	(50)	1,042	(55)
Total temporarily impaired securities	$403	(5)	3,341	(248)	3,744	(253)

	Less than 12 months		12 months or longer		Total
		Unrealized	Fair	Unrealized		Unrealized
December 31, 2009	Fair value	(losses)	value	(losses)	Fair value	(losses)
	(in thousands)
Municipal bonds	$3,843	(125)	830	(161)	4,673	(286)
Affiliated mutual funds	11,064	(64)	823	(79)	11,887	(143)
Total temporarily impaired securities	$14,907	(189)	1,653	(240)	16,560	(429)

Based upon our assessment of these municipal bonds and affiliated mutual funds, the time frame investments have been in a loss position, our intent to hold the affiliated mutual funds until they have recovered and our history of holding bonds until maturity, we determined that a write-down was not necessary at March 31, 2010.

During the first quarter of 2009, we recorded a pre-tax charge of $3.7 million to reflect the “other than temporary” decline in value of certain of the Company’s investments in affiliated mutual funds as the fair value of these investments had been below cost for an extended period.  This charge was recorded in investment and other income (loss) in the consolidated statement of income for the three months ended March 31, 2009.

Mortgage-backed securities and municipal bonds accounted for as available-for sale and held as of March 31, 2010 mature as follows:

	Amortized cost	Fair value
	(in thousands)
After one year but within 10 years	$3,786	3,734
After 10 years	1,001	869
	$4,787	4,603

Mortgage-backed securities, municipal bonds and corporate bonds accounted for as trading and held as of March 31, 2010 mature as follows:

Fair value
(in thousands)
After one year but within 10 years	$575
After 10 years	103
$678

We determine the fair value of our investments using broad levels of inputs as defined by related accounting standards as follows:

•      Level 1 — Investments are valued using quoted prices in active markets for identical securities at the reporting date.  Assets classified as Level 1 include affiliated mutual funds classified as available-for-sale and affiliated mutual funds and common stock classified as trading.

•      Level 2 — Investments are valued using other significant observable inputs, including quoted prices in active markets for similar securities.  Assets classified as Level 2 include mortgage-backed securities, municipal bonds and corporate bonds.

•      Level 3 — Investments are valued using significant unobservable inputs, including the Company’s own assumptions in determining the fair value of investments.

The following table summarizes our investment securities recognized in our balance sheet using fair value measurements based on the differing levels of inputs:

	March 31,	December 31,
	2010	2009
	(in thousands)
Level 1	$77,454	65,160
Level 2	5,281	5,364
Level 3	—	—
Total	$82,735	70,524

4.     Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of purchase price over the tangible assets and identifiable intangible assets of an acquired business.  Our goodwill is not deductible for tax purposes.  The carrying values of goodwill and identifiable intangible assets (all considered indefinite lived) are summarized as follows:

	March 31, 2010	December 31, 2009
	(in thousands)

Goodwill	$202,518	202,518
Accumulated amortization	(36,307)	(36,307)
Total goodwill	166,211	166,211

Mutual fund management advisory contracts	38,699	38,699
Mutual fund subadvisory management contracts	16,300	16,300
Total identifiable intangible assets	54,999	54,999

Total	$221,210	221,210

5.     Restructuring

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

The activity in the accrued restructuring liability during 2010 is summarized as follows:

	Accrued Liability		Non-cash	Accrued Liability
	as of	Cash	Settlements	as of
	December 31, 2009	Payments	and Other	March 31, 2010
	(in thousands)
Employee compensation and other benefit costs	$2,791	(1,618)	—	1,173
Contract termination and project development costs	500	—	—	500
	$3,291	(1,618)	—	1,673

We expect the remaining restructuring costs to be paid out or settled in 2010.  The restructuring liability of $1.7 million is included in other current liabilities in the consolidated balance sheet.

6.     Indebtedness

During the first quarter of 2010 we repurchased $10.0 million of our $200.0 million aggregate principal amount 5.6% senior notes due January 2011 (the “Notes”).  The retirement resulted in a loss of approximately $400 thousand and this loss is included in interest expense in the statement of income.

In the first quarter of 2010, we reclassified the Notes from long-term debt to short-term debt due to their scheduled maturity within the next twelve months. We are exploring alternatives for the refinancing of our Notes. While we believe that we should be able to refinance these notes on acceptable terms prior to their maturity, there can be no assurance that we will be able to do so.

Debt is reported at its carrying amount on the consolidated balance sheet. The fair value of the Company’s debt is approximately $196.4 million as of March 31, 2010, compared to the carrying value of $190.0 million.

7.     Income Tax Uncertainties

As of January 1, 2010 and March 31, 2010, the Company had unrecognized tax benefits, including penalties and interest, of $6.8 million ($4.7 million net of federal benefit) and $7.2 million ($5.0 million net of federal benefit), respectively, that if recognized, would impact the Company’s effective tax rate.  The unrecognized tax benefits that are not expected to be settled within the next 12 months are included in other liabilities in the consolidated balance sheet; unrecognized tax benefits that are expected to be settled within the next 12 months are included in income taxes payable.

The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as income taxes.  As of January 1, 2010, the total amount of accrued interest and penalties related to uncertain tax positions recognized in the consolidated balance sheet was $2.0 million ($1.6 million net of federal benefit).  The total amount of penalties and interest, net of federal benefit, related to tax uncertainties recognized in the statement of income for the three month period ended March 31, 2010 was $19 thousand.  The total amount of accrued penalties and interest related to uncertain tax positions at March 31, 2010 of $2.0 million ($1.6 million net of federal benefit) is included in the total unrecognized tax benefits described above.

In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain.  In addition, respective tax authorities periodically audit our income tax returns. These audits examine our significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions.  The 2006, 2007, 2008 and 2009 federal income tax returns are open tax years that remain subject to potential future audit. The 2005 federal tax year also remains open to a limited extent due to a capital loss carryback claim.  State income tax returns for all years after 2005, and in certain states, income tax returns for 2005, are subject to potential future audit by tax authorities in the Company’s major state tax jurisdictions.

The Company is currently being audited in three state jurisdictions.  It is reasonably possible that the Company will settle the audits in these jurisdictions within the next 12-month period.  It is estimated that the Company’s liability for unrecognized tax benefits, including penalties and interest, could decrease by approximately $1.8 million to $3.2 million ($1.2 million to $2.1 million net of federal benefit) upon settlement of these audits.  Such settlements are not anticipated to have a significant impact on the results of operations.

8.     Pension Plan and Postretirement Benefits Other Than Pension

We provide a non-contributory retirement plan that covers substantially all employees (the “Pension Plan”).  Benefits payable under the Pension Plan are based on employees’ years of service and compensation during the final 10 years of employment.  We also sponsor an unfunded defined benefit postretirement medical plan that covers substantially all employees, including Waddell & Reed and the Legend group of subsidiaries (“Legend”) advisors.  The medical plan is contributory with retiree contributions adjusted annually.  The medical plan does not provide for post age 65 benefits with the exception of a small group of employees that were grandfathered when such plan was established.

The following table presents the components of net periodic pension and other postretirement costs related to these plans:

	Pension Benefits		Other Postretirement Benefits
	Three months ended March 31,		Three months ended March 31,
	2010	2009	2010	2009
	(in thousands)
Components of net periodic benefit cost:
Service cost	$1,509	1,316	110	93
Interest cost	1,698	1,600	91	85
Expected return on plan assets	(1,892)	(1,607)	—	—
Actuarial loss amortization	1	1	—	—
Prior service cost amortization	139	139	12	10
Transition obligation amortization	441	411	—	—

Total	$1,896	1,860	213	188

During the three month period ended March 31, 2010, we made a $5.0 million contribution to the Pension Plan and in April 2010 we made an additional $5.0 million contribution to the Pension Plan.  We do not expect to make additional contributions to the Pension Plan for the remainder of 2010.

9.     Stockholders’ Equity

Earnings per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended
	March 31,
	2010	2009
	(in thousands, except per share amounts)

Net income	$35,909	15,466

Weighted average shares outstanding - basic	85,629	84,900
Dilutive potential shares from stock options	46	10
Weighted average shares outstanding - diluted	85,675	84,910

Earnings per share:
Basic	$0.42	0.18
Diluted	$0.42	0.18

Anti-dilutive Securities

Options to purchase 212 thousand shares and 1.6 million shares of Class A common stock (“common stock”) were excluded from the diluted earnings per share calculation for the three months ended March 31, 2010 and 2009, respectively, because they were anti-dilutive.

Dividends

On February 16, 2010, the Board of Directors (the “Board”) approved a dividend on our common stock in the amount of $0.19 per share to stockholders of record as of April 5, 2010 to be paid on May 3, 2010.  The total dividend to be paid is approximately $16.3 million.

Common Stock Repurchases

The Board has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in our stock-based compensation programs.  There were 427,544 shares and 185,100 shares repurchased in the open market or privately during the three months ended March 31, 2010 and 2009, respectively, which includes 564 shares repurchased from employees who elected to tender shares to cover their minimum income tax withholdings with respect to vesting of stock awards during the three months ended March 31, 2010.

10.  Share-Based Compensation

A summary of stock option activity and related information for the three months ended March 31, 2010 is presented in the table below.  All options outstanding expire prior to December 31, 2013.

	Options	Weighted average exercise price
Outstanding, December 31, 2009	897,503	$30.65
Granted	—	—
Exercised	(174,180)	31.46
Terminated/Cancelled	(514)	17.67
Outstanding, March 31, 2010	722,809	$30.55
Exercisable, March 31, 2010	722,809	$30.55

In the first quarter of 2010, we granted 26,620 shares of nonvested stock with a fair value of $31.27 per share under the Company’s 1998 Stock Incentive Plan, as amended and restated (the “SI Plan”).  The value of those shares at the grant date, aggregating $832 thousand, will be amortized to expense over a four year vesting period.

On April 2, 2010, we granted 1,175,847 shares of nonvested stock with a fair value of $36.89 per share under the SI Plan.  The value of those shares at the grant date, aggregating $43.4 million, will be amortized to expense over a four year vesting period.

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

In an action filed December 28, 2009, the Company, along with various of its affiliates, were sued in an individual action, class action and Fair Labor Standards Act (“FLSA”) nationwide collective action by two former advisors asserting misclassification of financial advisers as independent contractors.  Plaintiffs assert claims under the FLSA for minimum wages and overtime wages, and under California Labor Code Statutes for timely pay wages, minimum wages, overtime compensation, meal periods, reimbursement of losses and business expenses and itemized wage statements and a claim for Unfair Business Practices under §17200 of the California Business & Professions Code.  Plaintiffs seek declaratory and injunctive relief and monetary damages.  The Company intends to vigorously contest plaintiffs’ claims.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the current views and assumptions of management with respect to future events regarding our business and industry in general.  These forward-looking statements include all statements, other than statements of historical fact, regarding our financial position, business strategy and other plans and objectives for future operations, including statements with respect to revenues and earnings, the amount and composition of assets under management, distribution sources, expense levels, redemption rates and the financial markets and other conditions.  These statements are generally identified by the use of such words as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “forecast,” “estimate,” “expect,” “intend,” “plan,” “project,” “outlook,” “will,” “potential” and similar statements of a future or forward-looking nature.  Readers are cautioned that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance.  Actual results may differ materially from those contained in these forward-looking statements as a result of various factors, including but not limited to those discussed below.  If one or more events related to these or other risks, contingencies or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from those forecasted or expected.  Certain important factors that could cause actual results to differ materially from our expectations are disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2009, which include, without limitation:

•              A decline in the securities markets or in the relative investment performance of our Funds and other investment portfolios and products as compared to competing funds;

•              The introduction of legislative or regulatory proposals or judicial rulings that change the independent contractor classification of our financial advisors at the federal or state level for employment tax or other employee benefit purposes;

•              The adverse ruling or resolution of any litigation, regulatory investigations and proceedings, or securities arbitrations by a federal or state court or regulatory body;

•              Non-compliance with applicable laws or regulations and changes in current legal, regulatory, accounting, tax or compliance requirements or governmental policies;

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

•              A decrease in, or the elimination of, any future quarterly dividend paid to stockholders; and

•              Our inability to hire and retain senior executive management and other key personnel.

The foregoing factors should not be construed as exhaustive and should be read together with other cautionary statements included in this and other reports and filings we make with the Securities and Exchange Commission, including the information in Item 1 “Business” and Item 1A “Risk Factors” of Part I and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II to our Annual Report on Form 10-K for the year ended December 31, 2009 and as updated in our quarterly reports on Form 10-Q for the year ending December 31, 2010.  All forward-looking statements speak only as the date on which they are made and we undertake no duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We derive our revenues primarily from providing investment management, investment product underwriting and distribution, and shareholder services administration to mutual funds and institutional and separately managed accounts.  Investment management fees are based on the amount of average assets under management and are affected by sales levels, financial market conditions, redemptions and the composition of assets.  Our underwriting and distribution revenues consist of commissions derived from sales of investment and insurance products, distribution fees on certain variable products, and fees earned on fee-based asset allocation products, as well as advisory services.  The products sold have various commission structures and the revenues received from product sales vary based on the type and amount sold.  Rule 12b-1 service and distribution fees earned for servicing and/or distributing certain mutual fund shares are based upon assets under management and fluctuate based on sales, redemptions and financial market conditions.  Other service fees include transfer agency fees, custodian fees for retirement plan accounts and portfolio accounting.

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

Current Market State

The start of the current fiscal year followed a period of high volatility in the financial markets in 2008 and 2009.  Markets have rallied as of late, and our average assets under management during the first quarter of 2010 are 53% higher than our average assets under management during the first quarter of 2009, resulting in a significant increase in revenues for the current year.  Ending assets under management as of March 31, 2010 of $74.2 billion are 6% higher than our previous high at June 30, 2008.  Our balance sheet remains strong, and we ended the quarter with cash and investments of $319.2 million.

Potential Impact of Health Care Reform Legislation

In March of 2010, President Obama signed into law comprehensive health care reform legislation under the Patient Protection and Affordable Care Act (HR 3590) and the Health Care Education and Affordability Reconciliation Act (HR 4872) (the “Acts”). The Acts contain provisions that could impact the Company’s accounting for its postretirement medical plan in future periods. However, the extent of that impact, if any, cannot be determined until regulations are promulgated under the Acts and additional interpretations of the Acts become available.

Assets Under Management

Assets under management increased to $74.2 billion on March 31, 2010 compared to $69.8 billion on December 31, 2009 due to net sales of $2.8 billion, generated primarily by the Wholesale channel, and market appreciation of $1.6 billion.

Change in Assets Under Management(1)

	First Quarter 2010
	Advisors	Wholesale	Institutional	Total
	(in millions)

Beginning Assets	$29,474	32,818	7,491	$69,783

Sales (net of commissions)	886	4,430	819	6,135
Redemptions	(762)	(2,106)	(517)	(3,385)
Net Sales	124	2,324	302	2,750

Net Exchanges	(35)	34	—	(1)
Reinvested Dividends & Capital Gains	57	(6)	23	74
Net Flows	146	2,352	325	2,823

Market Appreciation	881	434	311	1,626
Ending Assets	$30,501	35,604	8,127	$74,232

	First Quarter 2009
	Advisors	Wholesale	Institutional	Total
	(in millions)

Beginning Assets	$23,472	17,489	6,523	$47,484

Sales (net of commissions)	695	2,389	395	3,479
Redemptions	(823)	(1,467)	(301)	(2,591)
Net Sales	(128)	922	94	888

Net Exchanges	(27)	26	—	(1)
Reinvested Dividends & Capital Gains	73	6	24	103
Net Flows	(82)	954	118	990

Market Appreciation (Depreciation)	(747)	192	(343)	(898)
Ending Assets	$22,643	18,635	6,298	$47,576

(1)  Includes all activity of the Funds and institutional accounts, including money market funds.

Average assets under management, which are generally more indicative of trends in revenue for providing investment management services than the quarter over quarter change in ending assets under management, are presented below.

Average Assets Under Management

	First Quarter 2010
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$22,236	31,671	6,925	$60,832
Fixed Income	6,037	1,815	710	8,562
Money Market	1,307	296	—	1,603
Total	$29,580	33,782	7,635	$70,997

	First Quarter 2009
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$16,066	16,596	5,627	$38,289
Fixed Income	4,681	642	587	5,910
Money Market	1,763	311	—	2,074
Total	$22,510	17,549	6,214	$46,273

Results of Operations — Three Months Ended March 31, 2010 as Compared with Three Months Ended March 31, 2009

Net Income

	Three months ended March 31,
	2010	2009	Variance
	(in thousands, except per share amounts and percentage data)

Net Income	$35,909	15,466	132%
Earnings per share:
Basic	$0.42	0.18	133%
Diluted	$0.42	0.18	133%

Operating Margin	23%	17%	35%

We reported net income of $35.9 million, or $0.42 per diluted share, for the first quarter of 2010 compared to $15.5 million, or $0.18 per diluted share, for the first quarter of 2009.

Total Revenues

Total revenues increased 42% to $251.6 million for the three months ended March 31, 2010, compared to the same period in 2009.  The increase is attributable to an increase in average assets under management of 53% for the three months ended March 31, 2010, compared to the three months ended March 31, 2009 and an increase in gross sales of 76% for the three months ended March 31, 2010, compared to the same period in the prior year.

	Three months ended March 31,
	2010	2009	Variance
	(in thousands, except percentage data)

Investment management fees	$109,663	70,981	54%
Underwriting and distribution fees	113,136	80,715	40%
Shareholder service fees	28,815	24,976	15%
Total revenues	$251,614	176,672	42%

Investment Management Fee Revenues

Investment management fee revenues are earned for providing investment advisory services to the Funds and to institutional and separate accounts.  Investment management fee revenues increased $38.7 million, or 54%, from last year’s first quarter.

Revenues from investment management services provided to our retail mutual funds, which are distributed through the Advisors, Wholesale and Institutional channels, were $102.1 million for the quarter ended March 31, 2010.  Revenues increased $37.5 million, or 58%, compared to the first quarter of 2009, while the related retail average assets increased 58% to $63.4 billion.  Retail sales in the first quarter of 2010 were $5.3 billion, a 72% increase compared to sales in the first quarter of 2009.

Institutional account revenues were $7.6 million for the first quarter of 2010, representing an increase of $1.2 million, or 19%, from last year’s first quarter, due to an increase in average assets of 23%, partially offset by a decline in the average management fee rate.  During the third quarter of 2009, we sold a subsidiary that had assets under management of $488 million as of the sale date.  The subsidiary’s assets under management and related revenues were previously included in the Institutional channel’s results.

The long-term redemption rate (excluding money market fund redemptions) in the Advisors channel was 8.2% in this year’s first quarter, compared to 10.5% in the first quarter of 2009.  In the Wholesale channel, the long-term redemption rate was also lower in this year’s first quarter, at 24.6%, compared to 33.3% in the first quarter of 2009.  We expect the Advisors channel long-term redemption rate to remain lower than that of the Wholesale channel due to the personal and customized nature in which our financial advisors provide service to our clients.  Elevated rates in 2009 were a direct consequence of the volatility in the financial markets that occurred beginning in the second half of 2008.

The long-term redemption rate for our Institutional channel increased to 27.4% for the first quarter of 2010 compared to 19.6% for the first quarter of 2009.  Subadvisory and defined contribution pension business comprise 60% of the Institutional channel’s assets as of March 31, 2010 and unlike defined benefit pension accounts, the active daily flows in or out of these accounts causes the channel’s redemption rate to be higher than it otherwise would be.

Underwriting and Distribution Fee Revenues and Expenses

The following tables illustrate our underwriting and distribution fee revenues and expenses segregated by distribution method within the respective Advisors or Wholesale channel:

	First Quarter 2010
		Wholesale
	Advisors	Third-Party	Legend	Total
	(in thousands)

Revenue	$60,537	38,069	14,530	$113,136
Expenses
Direct	42,540	48,344	8,797	99,681
Indirect	22,845	8,160	3,180	34,185
	65,385	56,504	11,977	133,866
Net Underwriting & Distribution	$(4,848)	(18,435)	2,553	$(20,730)

	First Quarter 2009
		Wholesale
	Advisors	Third-Party	Legend	Total
	(in thousands)

Revenue	$47,413	23,075	10,227	$80,715
Expenses
Direct	33,309	28,012	6,466	67,787
Indirect	21,719	6,382	2,830	30,931
	55,028	34,394	9,296	98,718
Net Underwriting & Distribution	$(7,615)	(11,319)	931	$(18,003)

Underwriting and distribution revenues earned in the first quarter of 2010 increased $32.4 million, or 40%, compared with the first quarter of 2009.  A majority of the increase in revenues was due to higher Rule 12b-1 asset-based service and distribution fee revenues of $20.6 million as a result of an increase in average mutual fund assets under management.  Revenues from front-load product sales sold in the Advisors channel increased by $4.0 million, which included an increase in Class A share revenues of $2.6 million quarter over quarter.  Revenues from front-load product sales sold in the Wholesale channel increased $700 thousand. Revenues from fee-based asset allocation products increased $4.7 million compared to the prior year.  While we expect the shift from front-load to fee-based sales to put some short-term pressure on both the underwriting and distribution margin and the operating margin in the Advisors channel, the asset-based fee structure has the opportunity for better long-term margins.  Higher advisory fees and point of sale commissions earned by Legend increased revenue by $3.3 million compared to the first three months of 2009.  These increases were partially offset by a decrease in insurance-related revenues of $1.4 million.

Underwriting and distribution expenses increased by $35.1 million, or 36%, when compared with the first quarter of 2009.  A significant portion of this increase was attributed to higher direct expenses in the Wholesale channel of $22.7 million as a result of higher sales volume and an increase in average wholesale assets under management.  We also incurred higher dealer compensation paid to third party distributors, higher wholesaler commissions, higher amortization expense of deferred sales commissions and increased Rule 12b-1 asset-based service and distribution expenses.  Direct expenses in the Advisors channel increased $9.2 million, or 28%, compared to the first quarter of 2009 due to increased commissions related to the sale of fee-based asset allocation products of $3.0 million, higher Rule 12b-1 asset-based service and distribution commissions of $3.7 million and higher point of sale commissions on front-load product sales of $2.9 million.  These increases were partially offset by lower commissions on insurance products of $900 thousand.  Indirect expenses increased $3.3 million quarter over quarter.  The indirect expense increase of $1.1 million in the Advisors channel relates to increased employee compensation and benefits expenses.  The indirect expense increase of $2.1 million in the Wholesale channel relates to increased employee compensation and benefits expenses and higher business meeting and travel expenses.

Shareholder Service Fees Revenue

Shareholder service fee revenues primarily include transfer agency fees, custodian fees from retirement plan accounts, and portfolio accounting and administration fees.  Portfolio accounting and administration fees are asset-based revenues while all other shareholder service fee revenues are based on the number of accounts.  During the first quarter of 2010, shareholder service fee revenues increased $3.8 million, or 15%, over the first quarter of 2009.  Of this increase, $2.6 million is due to a higher asset based fees quarter over quarter in certain share classes and $1.2 million is attributable to account-based revenues, due to a 6% increase in the average number of accounts.

Total Operating Expenses

Operating expenses increased $47.1 million, or 32%, in the first quarter of 2010 compared to the first quarter of 2009 primarily due to increased underwriting and distribution expenses and compensation and related costs.  Underwriting and distribution expenses are discussed above.

	Three Months Ended March 31,
	2010	2009	Variance
	(in thousands, except percentage data)
Underwriting and distribution	$133,866	98,718	36%
Compensation and related costs	32,925	25,699	28%
General and administrative	15,686	13,413	17%
Subadvisory fees	7,072	4,703	50%
Depreciation	3,445	3,312	4%
Total operating expenses	$192,994	145,845	32%

Compensation and Related Costs

In the first quarter of 2010, compensation and related costs increased $7.2 million compared to the first quarter of 2009, primarily due to higher incentive compensation expense of $3.9 million compared to 2009.  Additionally, base salaries and payroll taxes increased $950 thousand.  These increases were offset by increased capitalized software development activities of $200 thousand.  Share-based compensation increased $2.1 million compared to the first quarter of 2009 primarily due to higher amortization expense associated with our April 2009 and December 2009 grants of nonvested stock compared to grants that became fully vested in 2009 and, to a lesser extent, due to higher non-employee advisor (independent contractor) stock award amortization expense in 2010.  Non-employee stock awards are adjusted to market each period based on the fluctuation in our share price.

In the first quarter of 2010, we granted 26,620 shares of nonvested stock with a fair value of $31.27 per share under the Company’s 1998 Stock Incentive Plan, as amended and restated (the “SI Plan”).  The value of those shares at the grant date, aggregating $832 thousand, will be amortized to expense over a four year vesting period.

On April 2, 2010, we granted 1,175,847 shares of nonvested stock with a fair value of $36.89 per share under the SI Plan.  The value of those shares at the grant date, aggregating $43.4 million, will be amortized to expense over a four year vesting period.

General and Administrative Costs

General and administrative expenses increased $2.3 million to $15.7 million for the first quarter of 2010 compared to the first quarter of 2009.  Of this increase, $1.3 million is due to a trade order execution error that occurred during the first quarter of 2010.  Additional risk management procedures have been implemented, which we believe should substantially reduce the risk of similar errors occurring in the future.  Additionally, we experienced higher legal fees and higher dealer services costs, partially offset by lower fund expenses.

Subadvisory Fees

Subadvisory fees represent fees paid to other asset managers for providing advisory services for certain mutual fund portfolios.  These expenses reduce our operating margin since we pay out approximately half of our management fee revenue received from subadvised products.  Gross management fee revenues for products subadvised by others were $14.0 million for the three months ended March 31, 2010 compared to $9.2 million for the first quarter of 2009 due to a 59% increase in average net assets.  Subadvisory expenses followed the same pattern of increase compared to 2009.  We began direct management of three previously subadvised funds during the middle of 2009, which also contributed to the decline in subadvisory expenses.

Subadvised average assets under management for the quarter ended March 31, 2010 were $7.0 billion compared to the annual average of $5.6 billion for 2009.  Since subadvisory expenses are a function of sales, redemptions and market action for subadvised assets, the higher asset base will likely result in an increase to both gross management fee revenues and subadvisory expenses for the remainder of 2010.

Other Income and Expenses

Investment and Other Income(Loss), Interest Expense and Taxes

Investment and other income totaled $900 thousand for the quarter ended March 31, 2010, compared to a loss of $3.1 million in the same period a year ago.  In 2009, we recorded a $3.7 million non-cash charge to reflect the “other than temporary” impairment of certain of the Company’s investments in affiliated mutual funds as their fair value was below cost for an extended period.  Excluding the impairment in 2009, investment and other income increased by $300 thousand year over year.  This increase is due mainly to gains recorded in our mutual funds trading portfolio.

Interest expense was $3.6 million for the first quarter of 2010 compared to $3.1 million for the first quarter of 2009.   The increase is due to the costs associated with the repurchase of $10.0 million of long-term debt in the first quarter of 2010 as well as higher costs in 2010 for our $125.0 million revolving credit facility, renewed in October of 2009.

Our effective tax rate was 35.8% for the first quarter of 2010 as compared to 37.1% for the first quarter of 2009.  The decrease to our effective tax rate was primarily due to a reduction in the valuation allowance established against the net deferred tax assets that are capital in nature.  The Company reduced the valuation allowance in the first quarter of 2010 due to gains on the Company’s portfolio of trading securities and the appreciation of the Company’s portfolio of available-for-sale securities.  This decrease was partially offset by fewer state tax incentives related to capital expenditures made by the Company in the first quarter of 2010 as compared to the first quarter of 2009.  Our first quarter 2010 effective tax rate, removing the effects of the reduction in valuation allowance and the state tax incentives, would have been 37.5%.  The Company expects its future effective tax rate, exclusive of any reductions to the valuation allowance, state tax incentives, unanticipated state tax legislative changes, and unanticipated decreases in earnings to range from 37.0% to 38.0%.

Liquidity and Capital Resources

Our operations provide much of the cash necessary to fund our priorities, as follows:

•      Finance internal growth

•      Pay dividends

•      Repurchase our stock

Finance Internal Growth

We use cash to fund growth in our distribution channels.  Our Wholesale channel, which has a higher cost to gather assets, requires cash outlays for wholesaler commissions and commissions to third parties on deferred load product sales.  We continue to invest in our Advisors channel by providing additional support to our advisors through training opportunities, wholesaling efforts and enhanced technology tools, including compliance-related technology.

Dividends

We paid quarterly dividends on our common stock that resulted in financing cash outflows of $16.3 million for the first quarter of 2010.  The dividends paid on our common stock during the first quarter of 2009 resulted in financing cash outflows of $16.1 million.

Repurchases

We repurchased 427,544 shares and 185,100 shares of our common stock in the open market or privately during the three months ended March 31, 2010 and 2009, respectively, resulting in cash outflows of $13.7 million and $3.0 million, respectively.

Operating Cash Flows

Cash from operations is our primary source of funds and increased $26.7 million for the three months ended March 31, 2010 compared to the previous year.  The increase is due to higher net income and higher non-cash amortization of deferred sales commissions in 2010, partially offset by an increase in deferred sales commission payments related to sales of deferred load and fee based products.  From December 31, 2009 to March 31, 2010 there was a significant decrease in Fund shareholder investments received prior to the balance sheet date that were in the process of being invested in the Funds.  As a result, on our consolidated balance sheet there was a decrease in both the payable to investment companies and a decrease in the cash and receivable accounts.  On the statement of cash flows, there were corresponding increases and decreases to cash from operations.

During the three month period ended March 31, 2010, we made a $5.0 million contribution to the Pension Plan and in April 2010 we made an additional $5.0 million contribution to the Pension Plan.  We do not expect to make additional contributions to the Pension Plan for the remainder of 2010.

Investing Cash Flows

Investing cash flows consist primarily of the purchase of available-for-sale investment securities, as well as capital expenditures.  We expect our 2010 capital expenditures to be in the range of $15.0 to $20.0 million.

Financing Cash Flows

As noted previously, dividends and stock repurchases accounted for a majority of our financing cash outflows in the first three months of 2010 and 2009.  Additionally, an increase in our share price during 2010 resulted in increased stock option exercises compared to the first quarter of 2009.

During the first quarter of 2010 we repurchased $10.0 million of our $200.0 million aggregate principal amount 5.6% senior notes due January 2011 (the “Notes”).  In the first quarter of 2010, we reclassified the Notes from long-term debt to short-term debt due to their scheduled maturity within the next twelve months. We are exploring alternatives for the refinancing of our Notes. While we believe that we should be able to refinance these notes on acceptable terms prior to their maturity, there can be no assurance that we will be able to do so.

Future Capital Requirements

Management believes its available cash, marketable securities and expected cash flow from operations will be sufficient to fund its short-term operating and capital requirements.  Expected short-term uses of cash include expected dividend payments, interest payments on outstanding debt, income tax payments, seed money for new products, share repurchases, payment of deferred commissions to our financial advisors and third parties, capital expenditures, pension funding and home office leasehold improvements, and could include strategic acquisitions.

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

Critical Accounting Policies and Estimates

Management believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.  The Company’s critical accounting policies and estimates are disclosed in the “Critical Accounting Policies and Estimates” section of our 2009 Form 10-K.

Supplemental Information

	First	First
	Quarter	Quarter
	2010	2009	Change
Redemption rates - long term (annualized)
Advisors	8.2%	10.5%
Wholesale	24.6%	33.3%
Institutional	27.4%	19.6%
Total	18.2%	20.6%

GDC per advisor (000’s)	27.1	21.0	29.2%

Number of financial advisors (1)	2,057	2,277	-9.7%
Average number of financial advisors (1)	2,112	2,276	-7.2%

Number of shareholder accounts (000’s)	3,962	3,666	8.1%

Number of shareholders	930,320	869,195	7.0%

(1) Excludes Legend advisors

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

The Company has had no significant changes in its Quantitative and Qualitative Disclosures About Market Risk from that previously reported in the Company’s 2009 Form 10-K.

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

Part II.  Other Information

Item 1.            Legal Proceedings

The Company is involved from time to time in various legal proceedings, regulatory investigations and claims incident to the normal conduct of business, which may include proceedings that are specific to us and others generally applicable to the business practices within the industries in which we operate. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and on the results of operations in a particular quarter or year.  See Note 11 to the consolidated financial statements for further information related to legal proceedings.

Item 1A.         Risk Factors

The Company has had no significant changes to its Risk Factors from those previously reported in the Company’s 2009 Form 10-K.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information about the shares of common stock we repurchased during the first quarter of 2010.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program

January 1 - January 31	156,864	$31.74	156,864	n/a	(1)
February 1 - February 28	174,680	30.71	174,680	n/a	(1)
March 1 - March 31	96,000	34.45	96,000	n/a	(1)

Total	427,544	$31.93	427,544

(1)   On August 31, 1998, we announced that our Board of Directors approved a program to repurchase shares of our common stock on the open market.  Under the repurchase program, we are authorized to repurchase, in any seven-day period, the greater of (i) 3% of our outstanding common stock or (ii) $50 million of our common stock.  We may repurchase our common stock through the New York Stock Exchange, other national or regional market systems, electronic communication networks or alternative trading systems such as POSIT, during regular or after-hours trading sessions.  POSIT is an alternative trading system that uses passive pricing to anonymously match buy and sell orders.  To date, we have not used electronic communication networks or alternative trading systems to repurchase any of our common stock and do not intend to use such networks or systems in the foreseeable future. Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased.  Our Board of Directors reviewed and ratified the stock repurchase program in July 2004.  During the first quarter of 2010, all stock repurchases were made pursuant to the repurchase program including 564 shares, reflected in the table above, that were purchased in connection with funding employee income tax withholding obligations arising from the vesting of nonvested shares.

Item 6.	Exhibits

3.1

Amended and Restated Bylaws of Waddell & Reed Financial, Inc. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 333-43687, on April 9, 2010 and incorporated herein by reference.

	31.1	Section 302 Certification of Chief Executive Officer

	31.2	Section 302 Certification of Chief Financial Officer

	32.1	Section 906 Certification of Chief Executive Officer

	32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of April 2010.

WADDELL & REED FINANCIAL, INC.

By:	/s/ Henry J. Herrmann
Chief Executive Officer, Chairman of the Board and Director
(Principal Executive Officer)

By:	/s/ Daniel P. Connealy
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Brent K. Bloss
Senior Vice President - Finance and Treasurer
(Principal Accounting Officer)