Form 10-Q
period 2010-06-30
WADDELL & REED FINANCIAL INC
filed 2010-07-30
CIK 1052100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Class	Outstanding as of July 23, 2010
Class A common stock, $.01 par value	85,445,937

WADDELL & REED FINANCIAL, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

Quarter Ended June 30, 2010

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	June 30,
	2010	December 31,
	(unaudited)	2009

Assets:
Cash and cash equivalents	$202,393	244,359
Cash and cash equivalents - restricted	53,624	72,941
Investment securities	87,876	70,524
Receivables:
Funds and separate accounts	28,043	34,948
Customers and other	102,858	179,100
Deferred income taxes	7,636	8,225
Income taxes receivable	8,214	—
Prepaid expenses and other current assets	9,702	8,619

Total current assets	500,346	618,716

Property and equipment, net	69,371	68,171
Deferred sales commissions, net	67,335	64,123
Goodwill and identifiable intangible assets	221,210	221,210
Other non-current assets	10,819	11,162
Total assets	$869,081	983,382

Liabilities:
Accounts payable	$62,969	25,210
Payable to investment companies for securities	79,289	222,168
Accrued compensation	33,999	35,341
Short-term debt	189,992	—
Income taxes payable	—	1,044
Other current liabilities	80,545	76,994

Total current liabilities	446,794	360,757

Long-term debt	—	199,984
Accrued pension and postretirement costs	21,762	28,731
Deferred income taxes	4,650	6,983
Other non-current liabilities	19,026	17,872

Total liabilities	492,232	614,327

Commitments and contingencies

Stockholders’ equity :
Preferred stock-$1.00 par value: 5,000 shares authorized; none issued	—	—
Class A Common stock-$0.01 par value: 250,000 shares authorized; 99,701 shares issued; 85,427 shares outstanding (85,807 shares outstanding at December 31, 2009)	997	997
Additional paid-in capital	186,808	189,900
Retained earnings	565,270	527,876
Cost of 14,274 common shares in treasury (13,894 at December 31, 2009)	(352,695)	(328,154)
Accumulated other comprehensive loss	(23,531)	(21,564)
Total stockholders’ equity	376,849	369,055
Total liabilities and stockholders’ equity	$869,081	983,382

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited, in thousands, except for per share data)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2010	2009	2010	2009

Revenues:
Investment management fees	$113,052	82,566	222,715	153,547
Underwriting and distribution fees	114,545	91,105	227,681	171,820
Shareholder service fees	29,622	25,957	58,437	50,933

Total	257,219	199,628	508,833	376,300

Operating expenses:
Underwriting and distribution	133,506	110,781	267,372	209,499
Compensation and related costs (including share-based compensation of $10,282, $8,186, $19,105 and $14,896, respectively)	34,355	27,399	67,280	53,098
General and administrative	16,709	14,503	32,395	27,916
Subadvisory fees	6,888	5,485	13,960	10,188
Depreciation	3,486	3,444	6,931	6,756

Total	194,944	161,612	387,938	307,457

Operating income	62,275	38,016	120,895	68,843
Investment and other income (loss)	(1,585)	2,161	(694)	(931)
Interest expense	(3,111)	(3,150)	(6,669)	(6,299)

Income before provision for income taxes	57,579	37,027	113,532	61,613
Provision for income taxes	23,427	13,653	43,471	22,773

Net income	$34,152	23,374	70,061	38,840

Net income per share:
Basic	$0.40	0.27	0.82	0.45
Diluted	$0.40	0.27	0.82	0.45

Weighted average shares outstanding:
Basic	85,984	85,900	85,807	85,403
Diluted	86,025	86,001	85,851	85,459

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of  Stockholders’ Equity

For the Six Months Ended June 30, 2010

(Unaudited, in thousands)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity

Balance at December 31, 2009	99,701	$997	189,900	527,876	(328,154)	(21,564)	369,055

Net income	—	—	—	70,061	—	—	70,061
Recognition of equity compensation	—	—	19,105	—	—	—	19,105
Issuance of nonvested shares and other	—	—	(28,534)	—	28,534	—	—
Dividends accrued, $0.38 per share	—	—	—	(32,667)	—	—	(32,667)
Exercise of stock options	—	—	2,382	—	7,293	—	9,675
Excess tax benefits from share-based payment arrangements	—	—	3,955	—	—	—	3,955
Repurchase of common stock	—	—	—	—	(60,368)	—	(60,368)
Unrealized depreciation on available for sale investment securities	—	—	—	—	—	(1,577)	(1,577)
Valuation allowance on investment securities’ deferred tax asset	—	—	—	—	—	(538)	(538)
Reclassification for amounts included in net income	—	—	—	—	—	(552)	(552)
Pension and postretirement benefits	—	—	—	—	—	700	700

Balance at June 30, 2010	99,701	$997	186,808	565,270	(352,695)	(23,531)	376,849

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2010	2009	2010	2009

Net income	$34,152	23,374	70,061	38,840

Other comprehensive income:

Net unrealized appreciation (depreciation) of investment securities during the period, net of income taxes of $(1,357), $1,330, $(920) and $1,047, respectively	(2,329)	2,300	(1,577)	1,837

Valuation allowance on investment securities’ deferred tax asset during the period	(538)	—	(538)	—

Pension and postretirement benefits, net of income taxes of $191, $210, $411 and $348, respectively	327	327	700	749

Reclassification adjustments for amounts included in net income, net of income taxes of $(300), $(37), $(321) and $1,292, respectively	(516)	(63)	(552)	2,236

Comprehensive income	$31,096	25,938	68,094	43,662

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the six months
	ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$70,061	38,840
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,841	6,658
Other than temporary impairment of investments in affiliated mutual funds	—	3,686
Amortization of deferred sales commissions	29,816	20,025
Share-based compensation	19,105	14,964
Excess tax benefits from share-based payment arrangements	(3,955)	(994)
Gain on sale of available-for-sale investment securities	(760)	(45)
Net purchases and sales of trading securities	(11,892)	(99)
Unrealized (gain) loss on trading securities	1,973	(2,022)
Loss on sale and retirement of property and equipment	81	380
Capital gains and dividends reinvested	(365)	(289)
Deferred income taxes	(1,452)	959
Changes in assets and liabilities:
Cash and cash equivalents - restricted	19,317	(14,224)
Receivables from funds and separate accounts	6,905	(3,262)
Other receivables	76,242	(4,990)
Other assets	(740)	(2,739)
Deferred sales commissions	(33,028)	(22,618)
Accounts payable and payable to investment companies	(105,120)	13,589
Other liabilities	(7,726)	(5,400)

Net cash provided by operating activities	$65,303	42,419

Cash flows from investing activities:
Purchases of available-for-sale investment securities	(20,000)	(7,450)
Proceeds from sales and maturities of available-for-sale investment securities	10,420	384
Additions to property and equipment	(8,212)	(8,200)
Proceeds from sales of property and equipment	—	516

Net cash used in investing activities	$(17,792)	(14,750)

Cash flows from financing activities:
Debt repayment	(10,000)	—
Dividends paid	(32,739)	(32,486)
Repurchase of common stock	(60,368)	(22,860)
Exercise of stock options	9,675	8,683
Excess tax benefits from share-based payment arrangements	3,955	994

Net cash used in financing activities	$(89,477)	(45,669)
Net decrease in cash and cash equivalents	(41,966)	(18,000)
Cash and cash equivalents at beginning of period	244,359	210,328
Cash and cash equivalents at end of period	$202,393	192,328

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.              Description of Business and Significant Accounting Policies

Waddell & Reed Financial, Inc. and Subsidiaries

Waddell & Reed Financial, Inc. and subsidiaries (hereinafter referred to as the “Company,” “we,” “our” and “us”) derive revenues primarily from investment management, investment product underwriting and distribution, and shareholder services administration provided to the Waddell & Reed Advisors Group of Mutual Funds (the “Advisors Funds”), Ivy Funds (the “Ivy Funds”), Ivy Funds Variable Insurance Portfolios (the “Ivy Funds VIP”), and Waddell & Reed InvestEd Portfolios (“InvestEd”), our college savings plan (collectively, the Advisors Funds, Ivy Funds, Ivy Funds VIP and InvestEd are referred to as the “Funds”), and institutional and separately managed accounts.  The Funds and the institutional and separately managed accounts operate under various rules and regulations set forth by the United States Securities and Exchange Commission (the “SEC”). Services to the Funds are provided under investment management agreements that set forth the fees to be charged for these services. The majority of these agreements are subject to annual review and approval by each Fund’s board of directors/trustees and shareholders. Our revenues are largely dependent on the total value and composition of assets under management, which include mainly domestic equity securities, but also include debt securities and international equities.  Accordingly, fluctuations in financial markets and composition of assets under management can significantly impact revenues and results of operations.

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

The accompanying unaudited consolidated financial statements have been prepared consistently with the accounting policies described in Note 2 to the consolidated financial statements included in our 2009 Form 10-K, which include the following: use of estimates, cash and cash equivalents, disclosures about fair value of financial instruments, investment securities and investments in affiliated mutual funds, property and equipment, software developed for internal use, deferred sales commissions, revenue recognition, advertising and promotion, share-based compensation, accounting for income taxes, earnings per share and derivatives and hedging activities.  The Company modified its accounting policy disclosure related to goodwill and identifiable intangible assets, which is listed below.

In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only a normal and recurring nature) necessary to present fairly our financial position at June 30, 2010, the results of operations for the three and six months ended June 30, 2010 and 2009 and cash flows for the six months ended June 30, 2010 and 2009 in conformity with accounting principles generally accepted in the United States.

Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of the cost of the Company’s investment in the net assets of acquired companies over the fair value of the underlying identifiable net assets at the dates of acquisition.  Goodwill is not amortized, but is reviewed annually for impairment in the second quarter of each year and when events or circumstances occur that indicate that goodwill might be impaired.  Factors that the Company considers important in determining whether an impairment of goodwill or intangible assets might exist include significant continued underperformance compared to peers, the likelihood of termination or non-

renewal of a mutual fund advisory or subadvisory contract or substantial changes in revenues earned from such contracts, significant changes in our business and products, material and ongoing negative industry or economic trends, or other factors specific to each asset being evaluated.

The Company has two reporting units for goodwill, (i) investment management and related services and (ii) our Legend group of subsidiaries (“Legend”). The investment management and related services reporting unit’s goodwill was recorded as part of the spin-off of the Company from its former parent, and to a lesser extent, was recorded as part of subsequent business combinations that were merged into the existing investment management operations.  Legend, our second reporting unit for goodwill, is currently a stand-alone investment management subsidiary and goodwill associated with this acquisition can be assessed apart from other investment management operations.

To determine fair values of the reporting units, our review process uses the market and income approaches.  In performing the analyses, the Company uses the best information available under the circumstances, including reasonable and supportable assumptions and projections.

The market approach employs market multiples for comparable companies in the financial services industry.  Estimates of fair values of the reporting units are established using multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”).  The Company believes that fair values calculated based on multiples of EBITDA are an accurate estimation of fair value.

If the fair value coverage margin calculated under the market approach is not considered significant, the Company utilizes a second approach, the income approach, to estimate fair values and averages the results under both methodologies.  The income approach employs a discounted free cash flow approach that takes into account current actual results, projected future results, and the Company’s estimated weighted average cost of capital.

The Company compares the fair values of the reporting units to their carrying amounts, including goodwill.  If the carrying amount of the reporting unit exceeds its implied fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.

Indefinite-life intangible assets represent advisory and subadvisory management contracts for managed assets obtained in acquisitions.  The Company considers these contracts to be indefinite-life intangible assets as they are expected to be renewed without significant cost or modification of terms.  The Company also tests these assets for impairment annually by comparing their fair values to the carrying amount of the assets.

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

3.              Investment Securities

Investment securities at June 30, 2010 and December 31, 2009 are as follows:

	Amortized	Unrealized	Unrealized
June 30, 2010	cost	gains	losses	Fair value
	(in thousands)
Available-for-sale securities:
Mortgage-backed securities	$10	2	—	12
Municipal bonds	4,605	17	(152)	4,470
Affiliated mutual funds	40,653	2,012	(2,322)	40,343
	$45,268	2,031	(2,474)	44,825

Trading securities:
Mortgage-backed securities				101
Municipal bonds				494
Corporate bonds				70
Common stock				27
Affiliated mutual funds				42,359
				43,051

Total investment securities				87,876

	Amortized	Unrealized	Unrealized
December 31, 2009	cost	gains	losses	Fair value
	(in thousands)
Available-for-sale securities:
Mortgage-backed securities	$10	2	—	12
Municipal bonds	4,959	—	(286)	4,673
Affiliated mutual funds	29,817	3,241	(143)	32,915
	$34,786	3,243	(429)	37,600

Trading securities:
Mortgage-backed securities				107
Municipal bonds				478
Corporate bonds				94
Common stock				30
Affiliated mutual funds				32,215
				32,924

Total investment securities				70,524

Purchases and sales of trading securities during the six months ended June 30, 2010 were $15.3 million and $3.4 million, respectively.

A summary of available-for-sale debt securities and affiliated mutual funds with market values below carrying values at June 30, 2010 and December 31, 2009 is as follows:

	Less than 12 months		12 months or longer		Total
		Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2010	Fair value	(losses)	value	(losses)	value	(losses)
	(in thousands)
Municipal bonds	$—	—	2,575	(152)	2,575	(152)
Affiliated mutual funds	27,554	(2,259)	527	(63)	28,081	(2,322)
Total temporarily impaired securities	$27,554	(2,259)	3,102	(215)	30,656	(2,474)

	Less than 12 months		12 months or longer		Total
		Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2009	Fair value	(losses)	value	(losses)	value	(losses)
	(in thousands)
Municipal bonds	$3,843	(125)	830	(161)	4,673	(286)
Affiliated mutual funds	11,064	(64)	823	(79)	11,887	(143)
Total temporarily impaired securities	$14,907	(189)	1,653	(240)	16,560	(429)

Based upon our assessment of these municipal bonds and affiliated mutual funds, the time frame investments have been in a loss position, our intent to hold affiliated mutual funds until they have recovered and our history of holding bonds until maturity, we determined that a write-down was not necessary at June 30, 2010.

Mortgage-backed securities and municipal bonds accounted for as available-for sale and held as of June 30, 2010 mature as follows:

	Amortized cost	Fair value
	(in thousands)
After one year but within 10 years	$3,614	3,597
After 10 years	1,001	885
	$4,615	4,482

Mortgage-backed securities, municipal bonds and corporate bonds accounted for as trading and held as of June 30, 2010 mature as follows:

Fair value
(in thousands)
After one year but within 10 years	$564
After 10 years	101
$665

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

The following table summarizes our investment securities recognized on our balance sheet using fair value measurements based on the differing levels of inputs:

	June 30,	December 31,
	2010	2009
	(in thousands)
Level 1	$82,729	65,160
Level 2	5,147	5,364
Level 3	—	—
Total	$87,876	70,524

4.              Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of purchase price over the tangible assets and identifiable intangible assets of an acquired business.  Our goodwill is not deductible for tax purposes.  The carrying values of goodwill and identifiable intangible assets (all considered indefinite-life) are summarized as follows:

	June 30,	December 31,
	2010	2009
	(in thousands)

Goodwill	$202,518	202,518
Accumulated amortization	(36,307)	(36,307)
Total goodwill	166,211	166,211

Mutual fund management advisory contracts	38,699	38,699
Mutual fund subadvisory management contracts	16,300	16,300
Total identifiable intangible assets	54,999	54,999

Total	$221,210	221,210

As of June 30, 2010, the Company’s annual impairment test indicated that goodwill and identifiable intangible assets were not impaired.  Related to goodwill, the fair value of the investment management and related services reporting unit exceeded its carrying value by more than 100% and the fair value of the Legend reporting unit exceeded its carrying value by more than 65%.  The fair value of our indefinite-life intangible assets exceeded their respective carrying values by more than 50%.

5.              Restructuring

In the fourth quarter of 2008, we initiated a restructuring plan to reduce our operating costs.  We completed the restructuring by December 31, 2008, which included a voluntary separation of 169 employees and the termination of various projects under development.  We recorded a pre-tax restructuring charge of $16.5 million, consisting of $15.0 million in employee compensation and other benefit costs, $795 thousand for accelerated vesting of nonvested stock, and $717 thousand in project development costs, which included $500 thousand for the early termination of a contract.  All restructuring costs were paid out or settled by June 30, 2010.

The activity in the accrued restructuring liability during 2010 is summarized as follows:

	Accrued Liability		Non-cash	Accrued Liability
	as of	Cash	Settlements	as of
	December 31, 2009	Payments	and Other	June 30, 2010
	(in thousands)
Employee compensation and other benefit costs	$2,791	(2,791)	—	—
Contract termination and project development costs	500	—	(500)	—
	$3,291	(2,791)	(500)	—

6.              Indebtedness

During the first quarter of 2010, we repurchased $10.0 million of our $200.0 million aggregate principal amount 5.6% senior notes due January 2011 (the “Notes”).  The retirement resulted in a loss of approximately $400 thousand, which is included in interest expense in the statement of income.  Additionally, we reclassified the Notes from long-term debt to short-term debt due to their scheduled maturity within the next twelve months. We are exploring alternatives for the refinancing of our Notes. While we believe that we should be able to refinance these notes on acceptable terms prior to their maturity, there can be no assurance that we will be able to do so.

Debt is reported at its carrying amount on the consolidated balance sheet. The fair value of the Company’s debt is approximately $195.4 million as of June 30, 2010, compared to the carrying value of $190.0 million.

7.              Income Tax Uncertainties

As of January 1, 2010 and June 30, 2010, the Company had unrecognized tax benefits, including penalties and interest, of $6.8 million ($4.7 million net of federal benefit) and $6.5 million ($4.6 million net of federal benefit), respectively, that if recognized, would impact the Company’s effective tax rate.  Unrecognized tax benefits that are not expected to be settled within the next 12 months are included in other liabilities in the consolidated balance sheet; unrecognized tax benefits that are expected to be settled within the next 12 months are included in income taxes payable.

The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as income taxes.  As of January 1, 2010, the total amount of accrued interest and penalties related to uncertain tax positions recognized in the consolidated balance sheet was $2.0 million ($1.6 million net of federal benefit).  The total amount of penalties and interest, net of federal benefit, related to tax uncertainties recognized in the statement of income for the six month period ended June 30, 2010 was $29 thousand.  The total amount of accrued penalties and interest related to uncertain tax positions at June 30, 2010 of $1.9 million ($1.5 million net of federal benefit) is included in the total unrecognized tax benefits described above.

In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain.  In addition, respective tax authorities periodically audit our income tax returns. These audits examine our significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions.  During the second quarter of 2010, the Company settled four open tax years that were undergoing audit by a state jurisdiction in which the Company operates.  The Company also received notification of a favorable outcome on a tax position in which the Company had previously considered partially uncertain, and therefore, had not previously recognized the full tax benefit.  The 2006, 2007, 2008, and 2009 federal income tax returns are open tax years that remain subject to potential future audit. The 2005 federal tax year also remains open to a limited extent due to a capital loss carryback claim.  State income tax returns for all years after 2005, and in certain states, income tax returns for 2005, are subject to potential future audit by tax authorities in the Company’s major state tax jurisdictions.

The Company is currently being audited in three state jurisdictions.  It is reasonably possible that the Company will settle the audits in these jurisdictions within the next 12-month period.  It is estimated that the Company’s liability for unrecognized tax benefits, including penalties and interest, could decrease by approximately $705 thousand to $2.1 million ($474 thousand to $1.4 million net of federal benefit) upon settlement of these audits.  Such settlements are not anticipated to have a significant impact on the results of operations.

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

The following table presents the components of net periodic pension and other postretirement costs related to these plans:

	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	Three months ended June 30,		Three months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009	2010	2009	2010	2009
	(in thousands)				(in thousands)
Components of net periodic benefit cost:
Service cost	$1,561	1,322	111	93	3,070	2,638	221	186
Interest cost	1,600	1,593	91	85	3,298	3,193	182	170
Expected return on plan assets	(1,857)	(1,607)	—	—	(3,749)	(3,214)	—	—
Actuarial loss amortization	367	387	—	—	808	798	—	—
Prior service cost amortization	139	139	11	10	278	278	23	20
Transition obligation amortization	1	1	—	—	2	2	—	—

Total	$1,811	1,835	213	188	3,707	3,695	426	376

During the six month period ended June 30, 2010, we made a $10.0 million contribution to the Pension Plan.  We do not expect to make additional contributions to the Pension Plan for the remainder of 2010.

9.   Stockholders’ Equity

Earnings per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands, except per share amounts)

Net income	$34,152	23,374	70,061	38,840

Weighted average shares outstanding - basic	85,984	85,900	85,807	85,403
Dilutive potential shares from stock options	41	101	44	56
Weighted average shares outstanding - diluted	86,025	86,001	85,851	85,459

Earnings per share:
Basic	$0.40	0.27	0.82	0.45
Diluted	$0.40	0.27	0.82	0.45

Anti-dilutive Securities

Options to purchase 431 thousand shares and 356 thousand shares of our common stock were excluded from the diluted earnings per share calculation for the three and six months ended June 30, 2010, respectively, because they were anti-dilutive.  Options to purchase 869 thousand shares and 880 thousand shares of common stock were excluded from the diluted earnings per share calculation for the three and six months ended June 30, 2009, respectively, because they were anti-dilutive.

Dividends

On April 7, 2010, the Board of Directors (the “Board”) approved a dividend on our common stock in the amount of $0.19 per share to stockholders of record as of July 9, 2010 to be paid on August 2, 2010.  The total dividend to be paid is approximately $16.2 million.

Common Stock Repurchases

The Board has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in our stock-based compensation programs.  There were 1,451,666 shares and 1,879,210 shares repurchased in the open market or privately during the three and six months ended June 30, 2010, respectively, which includes 271,766 shares and 272,330 shares repurchased from employees who elected to tender shares to cover their minimum income tax withholdings with respect to vesting of stock awards during the three and six months ended June 30, 2010, respectively.  There were 908,765 shares and 1,093,865 shares repurchased in the open market or privately during the three and six months ended June 30, 2009, respectively, which included 250,065 shares repurchased from employees who elected to tender shares to cover their minimum income tax withholdings with respect to vesting of stock awards during each of these two periods.

10.       Share-Based Compensation

A summary of stock option activity and related information for the six months ended June 30, 2010 is presented in the table below.  All options outstanding expire prior to December 31, 2013.

	Options	Weighted average exercise price
Outstanding, December 31, 2009	897,503	$30.65
Granted	—	—
Exercised	(303,870)	31.84
Terminated/Cancelled	(23,514)	22.96
Outstanding, June 30, 2010	570,119	$30.44
Exercisable, June 30, 2010	570,119	$30.44

On April 2, 2010, we granted 1,175,847 shares of nonvested stock with a fair value of $36.89 per share under the Company’s 1998 Stock Incentive Plan, as amended and restated (the “SI Plan”).  The value of those shares at the grant date, aggregating $43.4 million, will be amortized to expense over a four year vesting period.

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

In an action filed December 28, 2009, the Company, along with various of its affiliates, were sued in an individual action, class action and Fair Labor Standards Act (“FLSA”) nationwide collective action by two former advisors asserting misclassification of financial advisors as independent contractors instead of employees.  Plaintiffs assert claims under the FLSA for minimum wages and overtime wages, and under California Labor Code Statutes for timely pay wages, minimum wages, overtime compensation, meal periods, reimbursement of losses and business expenses and itemized wage statements and a claim for Unfair Business Practices under §17200 of the California Business & Professions Code.  Plaintiffs seek declaratory and injunctive relief and monetary damages.  The Company intends to vigorously contest plaintiffs’ claims.

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

The foregoing factors should not be construed as exhaustive and should be read together with other cautionary statements included in this and other reports and filings we make with the Securities and Exchange Commission, including the information in Item 1 “Business” and Item 1A “Risk Factors” of Part I and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II to our Annual Report on Form 10-K for the year ended December 31, 2009 and as updated in our quarterly reports on Form 10-Q during the year ending December 31, 2010.  All forward-looking statements speak only as the date on which they are made and we undertake no duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

One of our distinctive qualities is that we are a significant distributor of investment products.  Our retail products are distributed through our sales force of registered financial advisors (the “Advisors channel”) or through third-parties such as other broker/dealers, registered investment advisors (including the retirement advisors of Legend) and various retirement platforms, (collectively, the “Wholesale channel”).  We also market our investment advisory services to institutional investors, either directly or through consultants (the “Institutional channel”).

Current Market State

Following an extended period of market volatility, our average assets under management during the second quarter of 2010 were 37% higher than our average assets under management during the second quarter of 2009, resulting in a significant increase in revenues for the current year.  Ending assets under management of $68.3 billion as of June 30, 2010 are 8% lower than our previous high of $74.2 billion at March 31, 2010.  Our balance sheet remains strong, and we ended the quarter with cash and investments of over $290.0 million.

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

Assets Under Management

Assets under management decreased to $68.3 billion on June 30, 2010 compared to $74.2 billion on March 31, 2010 due to market depreciation of $6.7 billion, partially offset by net flows of $700 million on a combination of positive flows in all three channels.

Change in Assets Under Management(1)

	Second Quarter 2010
	Advisors	Wholesale	Institutional	Total
	(in millions)

Beginning Assets	$30,501	35,604	8,127	$74,232

Sales (net of commissions)	954	3,530	768	5,252
Redemptions	(902)	(3,303)	(551)	(4,756)
Net Sales	52	227	217	496

Net Exchanges	(55)	54	—	(1)
Reinvested Dividends & Capital Gains	103	107	26	236
Net Flows	100	388	243	731

Market Depreciation	(2,386)	(3,469)	(829)	(6,684)
Ending Assets	$28,215	32,523	7,541	$68,279

	Second Quarter 2009
	Advisors	Wholesale	Institutional	Total
	(in millions)

Beginning Assets	$22,643	18,635	6,298	$47,576

Sales (net of commissions)	783	4,104	526	5,413
Redemptions	(724)	(1,249)	(488)	(2,461)
Net Sales	59	2,855	38	2,952

Net Exchanges	(26)	(1)	26	(1)
Reinvested Dividends & Capital Gains	107	78	28	213
Net Flows	140	2,932	92	3,164

Market Appreciation	2,422	1,646	803	4,871
Ending Assets	$25,205	23,213	7,193	$55,611

(1)       Includes all activity of the Funds and institutional accounts, including money market funds.

Assets under management declined to $68.3 billion on June 30, 2010 compared to $69.8 billion on December 31, 2009 due to market depreciation of $5.1 billion, partially offset by net sales of $3.2 billion.  Net sales were primarily driven by the Wholesale channel during the six month period.

	Year to Date 2010
	Advisors	Wholesale	Institutional	Total
	(in millions)

Beginning Assets	$29,474	32,818	7,491	$69,783

Sales (net of commissions)	1,840	7,960	1,587	11,387
Redemptions	(1,664)	(5,409)	(1,068)	(8,141)
Net Sales	176	2,551	519	3,246

Net Exchanges	(90)	88	—	(2)
Reinvested Dividends & Capital Gains	160	101	49	310
Net Flows	246	2,740	568	3,554

Market Depreciation	(1,505)	(3,035)	(518)	(5,058)
Ending Assets	$28,215	32,523	7,541	$68,279

	Year to Date 2009
	Advisors	Wholesale	Institutional	Total
	(in millions)

Beginning Assets	$23,472	17,489	6,523	$47,484

Sales (net of commissions)	1,478	6,493	921	8,892
Redemptions	(1,547)	(2,716)	(789)	(5,052)
Net Sales	(69)	3,777	132	3,840

Net Exchanges	(53)	25	26.00	(2)
Reinvested Dividends & Capital Gains	180	84	52	316
Net Flows	58	3,886	210	4,154

Market Appreciation	1,675	1,838	460	3,973
Ending Assets	$25,205	23,213	7,193	$55,611

Average assets under management, which are generally more indicative of trends in revenue for providing investment management services than the quarter over quarter change in ending assets under management, are presented below.

Average Assets Under Management

	Second Quarter 2010
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$22,374	32,469	7,162	$62,005
Fixed Income	6,357	1,975	721	9,053
Money Market	1,241	276	—	1,517
Total	$29,972	34,720	7,883	$72,575

	Second Quarter 2009
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$17,835	20,223	6,312	$44,370
Fixed Income	4,983	980	641	6,604
Money Market	1,748	289	—	2,037
Total	$24,566	21,492	6,953	$53,011

	Year to Date 2010
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$22,305	32,072	7,022	$61,399
Fixed Income	6,198	1,896	711	8,805
Money Market	1,274	286	—	1,560
Total	$29,777	34,254	7,733	$71,764

	Year to Date 2009
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$16,955	18,420	6,006	$41,381
Fixed Income	4,833	812	618	6,263
Money Market	1,756	299	—	2,055
Total	$23,544	19,531	6,624	$49,699

Results of Operations — Three and Six Months Ended June 30, 2010 as Compared with Three and Six Months Ended June 30, 2009

Net Income

	Three months ended			Six months ended
	June 30,			June 30,
	2010	2009	Variance	2010	2009	Variance
	(in thousands, except per share amounts and percentage data)

Net Income	$34,152	23,374	46%	$70,061	38,840	80%
Earnings per share:
Basic	$0.40	0.27	48%	$0.82	0.45	82%
Diluted	$0.40	0.27	48%	$0.82	0.45	82%

Operating Margin	24%	19%	26%	24%	18%	33%

We reported net income of $34.2 million, or $0.40 per diluted share, for the second quarter of 2010 compared to $23.4 million, or $0.27 per diluted share, for the second quarter of 2009.  Net income for the six months ended June 30, 2010 was $70.1 million, or $0.82 per diluted share, compared to net income of $38.8 million, or $0.45 per diluted share, for the same period in 2009.

Total Revenues

Total revenues increased 29% to $257.2 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 due to a rise in average assets under management of 37%, partially offset by a decrease in gross sales of 3%.  Revenues were $508.8 million for the six months ended June 30, 2010, an increase of 35% over revenues for the same period in 2009, attributable to a rise in average assets under management of 44% and an increase in gross sales of 28% for the six months ended June 30, 2010 compared to the same period in the prior year.

	Three months ended
	June 30,
	2010	2009	Variance
	(in thousands, except percentage data)

Investment management fees	$113,052	82,566	37%
Underwriting and distribution fees	114,545	91,105	26%
Shareholder service fees	29,622	25,957	14%
Total revenues	$257,219	199,628	29%

	Six months ended
	June 30,
	2010	2009	Variance
	(in thousands, except percentage data)

Investment management fees	$222,715	153,547	45%
Underwriting and distribution fees	227,681	171,820	33%
Shareholder service fees	58,437	50,933	15%
Total revenues	$508,833	376,300	35%

Investment Management Fee Revenues

Investment management fee revenues are earned for providing investment advisory services to the Funds and to institutional and separate accounts.  Investment management fee revenues increased $30.5 million, or 37%, from last year’s second quarter and $69.2 million, or 45%, for the six month period ended June 30, 2010 compared to the same period in 2009.

Revenues from investment management services provided to our retail mutual funds, which are distributed through the Advisors, Wholesale and Institutional channels, were $105.1 million for the quarter ended June 30, 2010.  Revenues increased $29.7 million, or 39%, compared to the second quarter of 2009, while the related retail average assets increased 41% to $64.7 billion.  For the six months ended June 30, 2010, revenues from investment management services provided to our retail mutual funds increased $67.2 million, or 48%, to $207.2 million compared to the first six months of 2009, while the related retail average assets increased 49% to $64.0 billion.

During the third quarter of 2009, we sold Austin, Calvert & Flavin, Inc. (“ACF”), a subsidiary that had assets under management of $488 million as of the sale date.  ACF’s assets under management and related revenues were previously included in the Institutional channel’s results.

Institutional account revenues were $8.0 million for the second quarter of 2010, representing an increase of $800 thousand, or 12%, from last year’s second quarter, due to an increase in average assets of 13%, partially offset by the loss of assets under management from the sale of ACF in 2009, and a decreased average management fee rate.  Year-to-date institutional account revenues increased 15% to $15.5 million in 2010 compared to the same period in 2009, also due to an increase in average assets of 17% partially offset by the loss of ACF’s assets under management and a decline in the average management fee rate.

The long-term redemption rate (excluding money market fund redemptions) in the Advisors channel was 9.5% in this year’s second quarter and 8.9% year-to-date, compared to 8.2% in the second quarter of 2009 and 9.3% for the first six months of 2009.  In the Wholesale channel, the long-term redemption rate was also higher in this year’s second quarter, at 37.7%, compared to 22.4% in the second quarter of 2009.  For the six months ended June 30, 2010, the Wholesale channel’s long-term redemption rate increased to 31.3% compared to 27.3% for the same period in 2009.  Increased redemptions in our Asset Strategy and Global Natural Resources funds drove the increased redemption rates for both periods.  We expect the Advisors channel long-term redemption rate to remain lower than that of the Wholesale channel due to the personal and customized nature in which our financial advisors provide service to our clients.  Elevated rates in 2010 are a direct consequence of the volatility in the financial markets; however, our overall redemption rate remains low compared to the industry average.

The long-term redemption rate for our Institutional channel was 28.0% for the second quarter of 2010 compared to 28.2% for the second quarter of 2009, and increased to 27.8% for the six month period ended June 30, 2010 compared to 24.0% for the same period in 2009.  Subadvisory and defined contribution business comprised 60% of the Institutional channel’s assets as of June 30, 2010 and unlike defined benefit pension accounts, the active daily flows in or out of these accounts causes the channel’s redemption rate to be higher than it otherwise would be.

Underwriting and Distribution Fee Revenues and Expenses

The following tables illustrate our underwriting and distribution fee revenues and expenses segregated by distribution method within the respective Advisors or Wholesale channel:

	Second Quarter 2010
		Wholesale
	Advisors	Third-Party	Legend	Total
	(in thousands)

Revenue	$61,443	38,791	14,311	$114,545
Expenses
Direct	43,151	48,136	9,499	100,786
Indirect	21,746	7,967	3,007	32,720
	64,897	56,103	12,506	133,506
Net Underwriting & Distribution	$(3,454)	(17,312)	1,805	$(18,961)

	Second Quarter 2009
		Wholesale
	Advisors	Third-Party	Legend	Total
	(in thousands)

Revenue	$52,262	27,222	11,621	$91,105
Expenses
Direct	36,281	35,915	7,547	79,743
Indirect	20,938	7,214	2,886	31,038
	57,219	43,129	10,433	110,781
Net Underwriting & Distribution	$(4,957)	(15,907)	1,188	$(19,676)

	Year to Date 2010
		Wholesale
	Advisors	Third-Party	Legend	Total
	(in thousands)

Revenue	$121,980	76,860	28,841	$227,681
Expenses
Direct	85,691	96,480	18,296	200,467
Indirect	44,591	16,127	6,187	66,905
	130,282	112,607	24,483	267,372
Net Underwriting & Distribution	$(8,302)	(35,747)	4,358	$(39,691)

	Year to Date 2009
		Wholesale
	Advisors	Third-Party	Legend	Total
	(in thousands)

Revenue	$99,675	50,297	21,848	$171,820
Expenses
Direct	69,590	63,927	14,013	147,530
Indirect	42,657	13,596	5,716	61,969
	112,247	77,523	19,729	209,499
Net Underwriting & Distribution	$(12,572)	(27,226)	2,119	$(37,679)

Underwriting and distribution revenues earned in this year’s second quarter increased $23.4 million, or 26%, compared with the second quarter of 2009.  A majority of the increase in revenues was due to higher Rule 12b-1 asset-based service and distribution fee revenues of $16.6 million as a result of an increase in average mutual fund assets under management.  Revenues from fee-based asset allocation products increased $5.0 million compared to the prior year.  Higher advisory fees and point of sale commissions earned by Legend increased revenue by $1.8 million compared to the second quarter of 2009.  These increases were partially offset by a decrease in insurance-related revenues of $900 thousand.

Underwriting and distribution revenues earned for the six months ended June 30, 2010 increased $55.9 million, or 33%, compared with the same period in the prior year.  The increase in revenues was due to higher Rule 12b-1 asset-based service and distribution fee revenues of $37.2 million as a result of an increase in average mutual fund assets under management.  Revenues from fee-based asset allocation products increased $9.7 million compared to the prior year.  Higher advisory fees and point of sale commissions earned by Legend increased revenue by $5.0 million compared to the first six months of 2009.  Revenues on front-load product sales sold in the Advisors channel increased by $4.5 million, which included an increase in Class A share revenues of $2.7 million year over year.  These increases were partially offset by a decrease in insurance-related revenues of $2.3 million.

Underwriting and distribution expenses increased by $22.7 million, or 21%, compared to the second quarter of 2009.  A significant portion of this increase was attributed to higher direct expenses in the Wholesale channel of $14.2 million as a result of an increase in average wholesale assets under management, partially offset by lower sales volume year over year.  We also incurred higher dealer compensation paid to third party distributors, higher amortization expense of deferred sales commissions and increased Rule 12b-1 asset-based service and distribution expenses.  Wholesaler commissions expense in the second quarter of 2010 decreased compared to the second quarter of 2009.  Direct expenses in the Advisors channel increased $6.9 million, or 19%, compared to the second quarter of 2009 due to increased commissions related to the sale of fee-based asset allocation products of $4.7 million and higher Rule 12b-1 asset-based service and distribution commissions of $3.2 million.  These increases were partially offset by lower commissions on insurance products of $600 thousand.  Indirect expenses increased $1.7 million quarter over quarter.  The indirect expense increase of $800 thousand in the Advisors channel relates to increased employee compensation and benefits expenses and higher information technology charges.  The indirect expense increase of $900 thousand in the Wholesale channel relates to increased employee compensation and benefits expenses and higher business meeting and travel expenses.

Underwriting and distribution expenses increased by $57.9 million, or 28%, compared to the first six months of 2009.  Of this increase, $36.8 million was related to higher direct expenses in the Wholesale channel as a result of an increase in average wholesale assets under management and higher sales volume year over year.  We also incurred higher dealer compensation paid to third party distributors, higher amortization expense of deferred sales commissions and increased Rule 12b-1 asset-based service and distribution expenses.  For the six months ended June 30, 2010, direct expenses in the Advisors channel increased $16.1 million, or 23%, compared to the same period in 2009, due to increased commissions related to the sale of fee-based asset allocation products of $9.2 million and higher Rule 12b-1 asset-based service and distribution commissions of $6.9 million.  These increases were partially offset by lower commissions on insurance products of $1.5 million.  Indirect expenses increased $4.9 million compared to the first six months of 2009.  The indirect expense increase of $1.9 million in the Advisors channel relates to increased employee compensation and benefits expenses and higher information technology charges.  The indirect expense increase of $3.0 million in the Wholesale channel relates to increased employee compensation and benefits expenses, higher marketing costs and higher business meeting and travel expenses.

Shareholder Service Fees Revenue

Shareholder service fees revenue primarily includes transfer agency fees, custodian fees from retirement plan accounts, and portfolio accounting and administration fees.  Portfolio accounting and administration fees are asset-based revenues or account-based revenues while transfer agency fees and custodian fees from retirement plan accounts are based on the number of accounts.  During the second quarter of 2010, shareholder service fees revenue increased $3.7 million, or 14%, over the second quarter of 2009.  Of this increase, $2.2 million is due to higher asset-based fees quarter over quarter in certain share classes and $1.5 million is attributable to account-based revenues, due to an 11% increase in the average number of accounts.  For the six months ended June 30, 2010, shareholder service fees revenue increased $7.5 million, or 15%, compared to the prior year.  Of this increase, $4.8 million is due to higher asset-based fees and $2.7 million is related to account-based revenues, due to an 8% increase in the average number of accounts.

Total Operating Expenses

Operating expenses increased $33.3 million, or 21%, in the second quarter of 2010 compared to the second quarter of 2009.  For the six months ended June 30, 2010, operating expenses increased $80.5 million, or 26%, compared to the same period in 2009. For both periods, expenses increased primarily due to increased underwriting and distribution expenses and compensation and related costs.  Underwriting and distribution expenses are discussed above.

	Three Months Ended
	June 30,
	2010	2009	Variance
	(in thousands, except percentage data)
Underwriting and distribution	$133,506	110,781	21%
Compensation and related costs	34,355	27,399	25%
General and administrative	16,709	14,503	15%
Subadvisory fees	6,888	5,485	26%
Depreciation	3,486	3,444	1%
Total operating expenses	$194,944	161,612	21%

	Six Months Ended
	June 30,
	2010	2009	Variance
	(in thousands, except percentage data)
Underwriting and distribution	$267,372	209,499	28%
Compensation and related costs	67,280	53,098	27%
General and administrative	32,395	27,916	16%
Subadvisory fees	13,960	10,188	37%
Depreciation	6,931	6,756	3%
Total operating expenses	$387,938	307,457	26%

Compensation and Related Costs

On April 2, 2010, we granted 1,175,847 shares of nonvested stock with a fair value of $36.89 per share under the SI Plan.  The value of those shares at the grant date, aggregating $43.4 million, will be amortized to expense over a four year vesting period.

In the second quarter of 2010, compensation and related costs increased $7.0 million compared to the second quarter of 2009, primarily due to higher incentive compensation expense of $4.3 million compared to 2009.  Additionally, base salaries and payroll taxes increased $1.4 million due to increased headcount and annual salary increases.  These increases were offset by increased capitalized software development activities of $600 thousand and decreased group insurance costs of $600 thousand due to favorable claims activity.  Share-based compensation increased $2.1 million compared to the second quarter of 2009 primarily due to higher amortization expense associated with our April 2010 and December 2009 grants of nonvested stock compared to grants that became fully vested in 2010, partially offset by lower non-employee advisor (independent contractor) stock award amortization expense in 2010.  Non-employee stock awards are adjusted to market each period based on the fluctuation in our share price.

Compensation and related costs for the six months ended June 30, 2010 increased $14.2 million compared to the same period in 2009, primarily due to higher incentive compensation expense of $8.2 million compared to 2009.  Base salaries and payroll taxes increased $2.3 million due to increased headcount and annual salary increases.  These expense increases were partially offset by increased capitalized software development activities of $700 thousand and decreased group insurance costs of $600 thousand due to favorable claims activity.  Share-based compensation increased $4.2 million compared to the first six months of 2009 primarily due to higher amortization expense associated with our April 2010, December 2009 and April 2009 grants of nonvested stock compared to grants that became fully vested in 2010, partially offset by lower non-employee advisor (independent contractor) stock award amortization expense in 2010.

General and Administrative Costs

General and administrative expenses increased $2.2 million to $16.7 million for the second quarter of 2010 compared to the first quarter of 2009 due to higher dealer services costs of $2.0 million, increased computer services and software costs of $600 thousand and higher fund expenses of $300 thousand.  The second quarter of 2009 included a charge of $548 thousand for severance and other transaction costs related to the divestiture of ACF.

General and administrative expenses of $32.4 million for the first six months of 2010 represents an increase of $4.5 million, or 16%, compared to the first six months of 2009.  Of this increase, $1.3 million is due to a trade order execution error that occurred during the first quarter of 2010.  Additional risk management procedures have been implemented, which we believe should substantially reduce the risk of similar errors occurring in the future.  The increase is also due to higher dealer services costs of $2.4 million and increased computer services and software costs of $700 thousand and higher legal fees compared to the prior year.  The second quarter of 2009 included a charge of $548 thousand for severance and other transaction costs related to the divestiture of ACF.

Subadvisory Fees

Subadvisory fees represent fees paid to other asset managers for providing advisory services for certain mutual fund portfolios.  These expenses reduce our operating margin since we pay out approximately half of our management fee revenue received from subadvised products.  Gross management fee revenues for products subadvised by others were $13.7 million for the three months ended June 30, 2010 compared to $11.1 million for the second quarter of 2009 due to a 26% increase in average net assets.  For the six months ended June 30, 2010, gross management fee revenues for products subadvised by others were $27.7 million compared to $20.3 million for the same period in 2009 due to a 41% increase in average net assets.  Subadvisory expenses followed the same pattern of increase compared to 2009.

Subadvised average assets under management were $6.7 billion and $6.9 billion for the quarter and six months ended June 30, 2010, respectively, compared to the annual average of $5.6 billion for 2009.  Since subadvisory expenses are a function of sales, redemptions and market action for subadvised assets, the higher asset base will likely result in an increase to both gross management fee revenues and subadvisory expenses for the remainder of 2010.

Other Income and Expenses

Investment and Other Income (Loss), Interest Expense and Taxes

Investment and other loss totaled $1.6 million for the quarter ended June 30, 2010, compared to income of $2.2 million in the same period a year ago.  The main driver of this change was losses recorded in our mutual fund trading portfolio in 2010 of $2.6 million compared to gains in 2009 of $1.8 million.  Partially offsetting the losses in 2010 were gains of $800 thousand from the sale of available-for-sale mutual fund holdings.  Investment and other loss for the six months ended June 30, 2010 and 2009 was $700 thousand and $900 thousand, respectively.  The current year includes losses recorded in our mutual fund trading portfolio of $1.9 million compared to gains in 2009 of $1.9 million.  Partially offsetting the losses in 2010 were gains of $800 thousand from the sale of available-for-sale mutual fund holdings.   In 2009, we recorded a $3.7 million non-cash charge to reflect the “other than temporary” impairment of certain of the Company’s investments in affiliated mutual funds as their fair value was below cost for an extended period.

Interest expense was $3.1 million and $3.2 million for the second quarter of 2010 and 2009, respectively.   For the six months ended June 30, 2010 and 2009, interest expense was $6.7 million and $6.3 million, respectively.  The increase from 2009 is due to costs associated with the repurchase of $10.0 million of debt in the first quarter of 2010 as well as higher costs in 2010 for our $125.0 million revolving credit facility, renewed in October of 2009.

Our effective tax rate was 40.7% for the second quarter of 2010 as compared to 36.9% for the second quarter of 2009.  The increase to our effective tax rate was largely attributable to an increase in the valuation allowance established against the deferred tax asset for capital loss carryforwards and other net deferred tax assets that are capital in nature.  A decline in the market value of our investment portfolios during the current quarter resulted in an increase to our valuation allowance of $2.3 million.  Of this increase to the valuation allowance, $1.8 million was recorded to tax expense and, as a result, increased our effective tax rate.  Our second quarter 2010 effective tax rate, removing the effects of the increase in valuation allowance, would have been 37.6%.  The adjusted effective tax rate is higher than the second quarter of 2009 due to fewer state tax incentives related to capital expenditures made by the Company in the second quarter of 2010 as compared to the second quarter of 2009 and changes in state legislation in jurisdictions in which the Company operates.

Our effective tax rate was 38.3% for the six months ended June 30, 2010, as compared to 37.0% for the six months ended June 30, 2009.  Excluding the $865 thousand increase to the valuation allowance recorded for the six months ended June 30, 2010, the effective tax rate would have been 37.5%.  The adjusted effective tax rate is higher than the effective tax rate for the six months ended June 30, 2009 due to fewer state tax incentives related to capital expenditures made by the Company during the six months ended June 30, 2010 as compared to the relative period in 2009 and changes in state legislation in jurisdictions in which the Company operates.

The Company expects its future effective tax rate, exclusive of any increases or reductions to the valuation allowance, state tax incentives, unanticipated state tax legislative changes, and unanticipated decreases in earnings to range from 37.3% to 38.3%.

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

Dividends

We paid quarterly dividends on our common stock that resulted in financing cash outflows of $32.7 million for the first six months of 2010.  The dividends paid on our common stock during the first six months of 2009 resulted in financing cash outflows of $32.5 million.

Repurchases

We repurchased 1,879,210 shares and 1,093,865 shares of our common stock in the open market or privately during the six months ended June 30, 2010 and 2009, respectively, resulting in cash outflows of $60.4 million and $22.9 million, respectively.

Operating Cash Flows

Cash from operations is our primary source of funds and increased $22.9 million for the six months ended June 30, 2010 compared to the previous year.  The increase is due to higher net income, higher non-cash share-based compensation expense and higher non-cash amortization of deferred sales commissions, partially offset by an increase in deferred sales commission payments related to sales of deferred load and fee based products and increased purchases of trading securities.  The payable to investment companies for securities account can fluctuate significantly based on trading activity at the end of a reporting period, and from December 31, 2009 to June 30, 2010 there was a significant decrease in Fund shareholder investments received prior to the balance sheet date that were in the process of being invested in the Funds.  On December 31, 2009 the Company changed the Trustee of its 401(k) plan.  Approximately $100 million of the payable to investment companies for securities balance was due to the transfer of assets between trustees.  As a result, on our consolidated balance sheet there was a decrease in both the payable to investment companies and a decrease in the cash and receivable accounts from December 31, 2009 to June 30, 2010.  On the statement of cash flows, there were corresponding increases and decreases to cash from operations.  There is no impact to the Company’s liquidity and operations for the variations in these accounts.

During the six month period ended June 30, 2010, we made a $10.0 million contribution to the Pension Plan.  We do not expect to make additional contributions to the Pension Plan for the remainder of 2010.

Investing Cash Flows

Investing cash flows consist primarily of the purchase of, and proceeds from the sales and maturities of available-for-sale investment securities, as well as capital expenditures.  We expect our 2010 capital expenditures to be in the range of $15.0 to $20.0 million.

Financing Cash Flows

As noted previously, dividends and stock repurchases accounted for a majority of our financing cash outflows in the first six months of 2010 and 2009.

Additionally, during 2010 we repurchased $10.0 million of our $200.0 million aggregate principal amount 5.6% senior notes due January 2011 (the “Notes”).  In the first quarter of 2010, we reclassified the Notes from long-term debt to short-term debt due to their scheduled maturity within the next twelve months. We are exploring alternatives for the refinancing of our Notes. While we believe that we should be able to refinance these Notes on acceptable terms prior to their maturity, there can be no assurance that we will be able to do so.

Future Capital Requirements

Management believes its available cash, marketable securities and expected cash flow from operations will be sufficient to fund its short-term operating and capital requirements.  Expected short-term uses of cash include dividend payments, interest payments on outstanding debt, income tax payments, seed money for new products, share repurchases, payment of deferred commissions to our financial advisors and third parties, capital expenditures, pension funding, home office leasehold improvements, and could include strategic acquisitions.

Expected long-term capital requirements include indebtedness, payment of upfront fund commissions for Class B shares, Class C shares and certain fee-based asset allocation products, operating leases and purchase obligations, and income tax payments.  Other possible long-term discretionary uses of cash could include capital expenditures for enhancement of technology infrastructure and home office expansion, strategic acquisitions, payment of dividends, seed money for new products, and repurchases of our common stock.

Critical Accounting Policies and Estimates

Management believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.  The Company modified its accounting policy disclosure related to goodwill and identifiable intangible assets, which is listed below.  The Company’s other critical accounting policies and estimates are disclosed in the “Critical Accounting Policies and Estimates” section of our 2009 Form 10-K.

Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of the cost of the Company’s investment in the net assets of acquired companies over the fair value of the underlying identifiable net assets at the dates of acquisition.  Goodwill is not amortized, but is reviewed annually for impairment in the second quarter of each year and when events or circumstances occur that indicate that goodwill might be impaired.  Factors that the Company considers important in determining whether an impairment of goodwill or intangible assets might exist include significant continued underperformance compared to peers, the likelihood of termination or non-renewal of a mutual fund advisory or subadvisory contract or substantial changes in revenues earned from such contracts, significant changes in our business and products, material and ongoing negative industry or economic trends, or other factors specific to each asset being evaluated.

The Company has two reporting units for goodwill, (i) investment management and related services and (ii) Legend. The investment management and related services reporting unit’s goodwill was recorded as part of the spin-off of the Company from its former parent, and to a lesser extent, was recorded as part of subsequent business combinations that were merged into the existing investment management operations.  Legend, our second reporting unit for goodwill, is currently a stand-alone investment management subsidiary and goodwill associated with this acquisition can be assessed apart from other investment management operations.

To determine fair values of the reporting units, our review process uses the market and income approaches.  In performing the analyses, the Company uses the best information available under the circumstances, including reasonable and supportable assumptions and projections.

The market approach employs market multiples for comparable companies in the financial services industry.  Estimates of fair values of the reporting units are established using multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”).  The Company believes that fair values calculated based on multiples of EBITDA are an accurate estimation of fair value.

If the fair value coverage margin calculated under the market approach is not considered significant, the Company utilizes a second approach, the income approach, to estimate fair values and averages the results under both methodologies.  The income approach employs a discounted free cash flow approach that takes into account current actual results, projected future results, and the Company’s estimated weighted average cost of capital.

The Company compares the fair values of the reporting units to their carrying amounts, including goodwill.  If the carrying amount of the reporting unit exceeds its implied fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.

Indefinite-life intangible assets represent advisory and subadvisory management contracts for managed assets obtained in acquisitions.  The Company considers these contracts to be indefinite-life intangible assets as they are expected to be renewed without significant cost or modification of terms.  The Company also tests these assets for impairment annually by comparing their fair values to the carrying amount of the assets.

As of June 30, 2010, the Company’s annual impairment test indicated that goodwill and identifiable intangible assets were not impaired.  Related to goodwill, the fair value of the investment management and related services reporting unit exceeded its carrying value by more than 100% and the fair value of the Legend reporting unit exceeded its carrying value by more than 65%.  The fair value of our indefinite-life intangible assets exceeded their respective carrying values by more than 50%.

Supplemental Information

	Second	Second		Year to	Year to
	Quarter	Quarter		Date	Date
	2010	2009	Change	2010	2009	Change
Redemption rates - long term (annualized)
Advisors	9.5%	8.2%		8.9%	9.3%
Wholesale	37.7%	22.4%		31.3%	27.3%
Institutional	28.0%	28.2%		27.8%	24.0%
Total	25.2%	16.8%		21.8%	18.6%

GDC per advisor (000’s)	28.5	23.1	23.4%	55.6	44.1	26.1%

Average number of financial advisors (1)	2,032	2,306	-11.9%	2,097	2,293	-8.5%
Number of financial advisors (1)	2,013	2,328	-13.5%

Number of shareholder accounts (000’s)	3,973	3,683	7.9%

Number of shareholders	901,394	850,461	6.0%

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

Part II.  Other Information

Item 1.                                   Legal Proceedings

The Company is involved from time to time in various legal proceedings, regulatory investigations and claims incident to the normal conduct of business, which may include proceedings that are specific to us and others generally applicable to the business practices within the industries in which we operate. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and on the results of operations in a particular quarter or year.  Information required to be reported under this Part II., Item 1. has been previously disclosed in Note 11 to the consolidated financial statements  in Part I. above and is incorporated herein by reference.

Item 1A.                          Risk Factors

The Company has had no significant changes to its Risk Factors from those previously reported in the Company’s 2009 Form 10-K.

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information about the shares of common stock we repurchased during the second quarter of 2010.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program

April 1 - April 30	576,721	$36.96	576,721	n/a	(1)
May 1 - May 31	524,945	31.67	524,945	n/a	(1)
June 1 - June 30	350,000	25.07	350,000	n/a	(1)

Total	1,451,666	$32.18	1,451,666

(1)               On August 31, 1998, we announced that our Board of Directors approved a program to repurchase shares of our common stock on the open market.  Under the repurchase program, we are authorized to repurchase, in any seven-day period, the greater of (i) 3% of our outstanding common stock or (ii) $50 million of our common stock.  We may repurchase our common stock through the New York Stock Exchange, other national or regional market systems, electronic communication networks or alternative trading systems such as POSIT, during regular or after-hours trading sessions.  POSIT is an alternative trading system that uses passive pricing to anonymously match buy and sell orders.  To date, we have not used electronic communication networks or alternative trading systems to repurchase any of our common stock and do not intend to use such networks or systems in the foreseeable future. Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased.  Our Board of Directors reviewed and ratified the stock repurchase program in July 2004.  During the second quarter of 2010, all stock repurchases were made pursuant to the repurchase program including 271,766 shares, reflected in the table above, that were purchased in connection with funding employee income tax withholding obligations arising from the vesting of nonvested shares.

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

31.1                           Section 302 Certification of Chief Executive Officer

31.2                           Section 302 Certification of Chief Financial Officer

32.1                           Section 906 Certification of Chief Executive Officer

32.2                           Section 906 Certification of Chief Financial Officer

101                              Materials from the Waddell & Reed Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statement of Stockholders’ Equity, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of July 2010.

WADDELL & REED FINANCIAL, INC.

By:	/s/ Henry J. Herrmann
Chief Executive Officer, Chairman of the Board and Director
(Principal Executive Officer)

By:	/s/ Daniel P. Connealy
Senior Vice President
and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Brent K. Bloss
Senior Vice President - Finance
and Treasurer
(Principal Accounting Officer)