Form 10-Q
period 2010-09-30
WADDELL & REED FINANCIAL INC
filed 2010-10-29
CIK 1052100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Class	Outstanding as of October 22, 2010
Class A common stock, $.01 par value	85,388,874

WADDELL & REED FINANCIAL, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

Quarter Ended September 30, 2010

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	September 30,
	2010	December 31,
	(unaudited)	2009

Assets:
Cash and cash equivalents	$246,517	244,359
Cash and cash equivalents - restricted	57,036	72,941
Investment securities	95,539	70,524
Receivables:
Funds and separate accounts	25,863	34,948
Customers and other	95,341	179,100
Deferred income taxes	8,300	8,225
Income taxes receivable	2,320	—
Prepaid expenses and other current assets	10,207	8,619
Total current assets	541,123	618,716

Property and equipment, net	70,030	68,171
Deferred sales commissions, net	63,948	64,123
Goodwill and identifiable intangible assets	221,210	221,210
Other non-current assets	10,368	11,162
Total assets	$906,679	983,382

Liabilities:
Accounts payable	$38,004	25,210
Payable to investment companies for securities	100,052	222,168
Accrued compensation	41,333	35,341
Short-term debt	189,996	—
Income taxes payable	—	1,044
Other current liabilities	76,861	76,994
Total current liabilities	446,246	360,757

Long-term debt	—	199,984
Accrued pension and postretirement costs	23,283	28,731
Deferred income taxes	1,263	6,983
Other non-current liabilities	19,952	17,872
Total liabilities	490,744	614,327

Commitments and contingencies

Stockholders’ equity :
Preferred stock-$1.00 par value: 5,000 shares authorized; none issued	—	—
Class A Common stock-$0.01 par value: 250,000 shares authorized; 99,701 shares issued; 85,389 shares outstanding (85,807 shares outstanding at December 31, 2009)	997	997
Additional paid-in capital	198,052	189,900
Retained earnings	589,580	527,876
Cost of 14,312 common shares in treasury (13,894 at December 31, 2009)	(353,680)	(328,154)
Accumulated other comprehensive loss	(19,014)	(21,564)
Total stockholders’ equity	415,935	369,055
Total liabilities and stockholders’ equity	$906,679	983,382

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited, in thousands, except for per share data)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2010	2009	2010	2009

Revenues:
Investment management fees	$111,159	94,687	333,874	248,234
Underwriting and distribution fees	114,071	96,559	341,752	268,379
Shareholder service fees	29,577	26,730	88,014	77,663

Total	254,807	217,976	763,640	594,276

Operating expenses:
Underwriting and distribution	132,857	115,119	400,229	324,618
Compensation and related costs (including share-based compensation of $10,944, $7,645, $30,049 and $22,541, respectively)	36,164	29,275	103,444	82,373
General and administrative	16,022	15,106	48,417	43,022
Subadvisory fees	6,481	6,129	20,441	16,317
Depreciation	3,526	3,503	10,457	10,259

Total	195,050	169,132	582,988	476,589

Operating income	59,757	48,844	180,652	117,687
Investment and other income	3,933	2,316	3,239	1,385
Interest expense	(3,128)	(3,153)	(9,797)	(9,452)

Income before provision for income taxes	60,562	48,007	174,094	109,620
Provision for income taxes	20,029	14,594	63,500	37,367

Net income	$40,533	33,413	110,594	72,253

Net income per share:
Basic	$0.47	0.39	1.29	0.85
Diluted	$0.47	0.39	1.29	0.84

Weighted average shares outstanding:
Basic	85,438	85,699	85,683	85,503
Diluted	85,448	85,774	85,715	85,565

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the Nine Months Ended September 30, 2010

(Unaudited, in thousands)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity

Balance at December 31, 2009	99,701	$997	189,900	527,876	(328,154)	(21,564)	369,055

Net income	—	—	—	110,594	—	—	110,594
Recognition of equity compensation	—	—	30,049	—	—	—	30,049
Issuance of nonvested shares and other	—	—	(28,559)	—	28,559	—	—
Dividends accrued, $0.57 per share	—	—	—	(48,890)	—	—	(48,890)
Exercise of stock options	—	—	2,382	—	7,293	—	9,675
Excess tax benefits from share-based payment arrangements	—	—	4,280	—	—	—	4,280
Repurchase of common stock	—	—	—	—	(61,378)	—	(61,378)
Unrealized appreciation on available for sale investment securities	—	—	—	—	—	1,709	1,709
Valuation allowance on investment securities’ deferred tax asset	—	—	—	—	—	590	590
Reclassification for amounts included in net income	—	—	—	—	—	(799)	(799)
Pension and postretirement benefits	—	—	—	—	—	1,050	1,050

Balance at September 30, 2010	99,701	$997	198,052	589,580	(353,680)	(19,014)	415,935

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2010	2009	2010	2009

Net income	$40,533	33,413	110,594	72,253

Other comprehensive income:

Net unrealized appreciation of investment securities during the period, net of income taxes of $1,917, $1,522, $997 and $2,569, respectively	3,286	2,634	1,709	4,471

Valuation allowance on investment securities’ deferred tax asset during the period	1,128	—	590	—

Pension and postretirement benefits, net of income taxes of $206, $201, $617 and $550, respectively	350	347	1,050	1,096

Reclassification adjustments for amounts included in net income, net of income taxes of $(143), $(21), $(464) and $1,271, respectively	(247)	(35)	(799)	2,200

Comprehensive income	$45,050	36,359	113,144	80,020

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the nine months
	ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$110,594	72,253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,325	10,129
Other than temporary impairment of investments in affiliated mutual funds	—	3,686
Amortization of deferred sales commissions	44,528	30,445
Share-based compensation	30,049	22,941
Excess tax benefits from share-based payment arrangements	(4,280)	(1,584)
Gain on sale of available-for-sale investment securities	(1,093)	(45)
Net purchases and sales of trading securities	(11,865)	(119)
Unrealized gain on trading securities	(2,879)	(3,919)
Loss on sale and retirement of property and equipment	88	396
Capital gains and dividends reinvested	(366)	(470)
Deferred income taxes	(6,353)	1,246
Changes in assets and liabilities:
Cash and cash equivalents - restricted	15,905	(32,537)
Receivables from funds and separate accounts	9,085	(180)
Other receivables	83,759	(18,752)
Other assets	(794)	(3,443)
Deferred sales commissions	(44,353)	(37,363)
Accounts payable and payable to investment companies	(109,322)	39,048
Other liabilities	5,153	5,037

Net cash provided by operating activities	$128,181	86,769

Cash flows from investing activities:
Purchases of available-for-sale investment securities	(20,000)	(7,700)
Proceeds from sales and maturities of available-for-sale investment securities	12,773	384
Additions to property and equipment	(12,408)	(11,563)
Proceeds from sales of property and equipment	5	516

Net cash used in investing activities	$(19,630)	(18,363)

Cash flows from financing activities:
Debt repayment	(10,000)	—
Dividends paid	(48,970)	(48,809)
Repurchase of common stock	(61,378)	(40,430)
Exercise of stock options	9,675	10,222
Excess tax benefits from share-based payment arrangements	4,280	1,584

Net cash used in financing activities	$(106,393)	(77,433)
Net increase (decrease) in cash and cash equivalents	2,158	(9,027)
Cash and cash equivalents at beginning of period	244,359	210,328
Cash and cash equivalents at end of period	$246,517	201,301

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.              Description of Business and Significant Accounting Policies

Waddell & Reed Financial, Inc. and Subsidiaries

Waddell & Reed Financial, Inc. and subsidiaries (hereinafter referred to as the “Company,” “we,” “our” and “us”) derive revenues primarily from investment management, investment product underwriting and distribution, and shareholder services administration provided to the Waddell & Reed Advisors Group of Mutual Funds (the “Advisors Funds”), Ivy Funds (the “Ivy Funds”), Ivy Funds Variable Insurance Portfolios (the “Ivy Funds VIP”), and Waddell & Reed InvestEd Portfolios (“InvestEd”), our college savings plan (collectively, the Advisors Funds, Ivy Funds, Ivy Funds VIP and InvestEd are referred to as the “Funds”), and institutional and separately managed accounts.  The Funds and the institutional and separately managed accounts operate under various rules and regulations set forth by the United States Securities and Exchange Commission (the “SEC”). Services to the Funds are provided under investment management agreements, underwriting agreements, and shareholder servicing and accounting service agreements that set forth the fees to be charged for these services. The majority of these agreements are subject to annual review and approval by each Fund’s board of directors/trustees and shareholders. Our revenues are largely dependent on the total value and composition of assets under management, which currently include mainly domestic and international equity securities, but also include debt securities.  Accordingly, fluctuations in financial markets and composition of assets under management can significantly impact revenues and results of operations.

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

The accompanying unaudited consolidated financial statements have been prepared consistently with the accounting policies described in Note 2 to the consolidated financial statements included in our 2009 Form 10-K, which include the following: use of estimates, cash and cash equivalents, disclosures about fair value of financial instruments, investment securities and investments in affiliated mutual funds, property and equipment, software developed for internal use, deferred sales commissions, revenue recognition, advertising and promotion, share-based compensation, accounting for income taxes, earnings per share and derivatives and hedging activities.  The Company modified its accounting policy disclosure related to goodwill and identifiable intangible assets, which is summarized in its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.

In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only a normal and recurring nature) necessary to present fairly our financial position at September 30, 2010, the results of operations for the three and nine months ended September 30, 2010 and 2009, and cash flows for the nine months ended September 30, 2010 and 2009 in conformity with accounting principles generally accepted in the United States.

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

3.     Investment Securities

Investment securities at September 30, 2010 and December 31, 2009 are as follows:

	Amortized	Unrealized	Unrealized
September 30, 2010	cost	gains	losses	Fair value
	(in thousands)
Available-for-sale securities:
Mortgage-backed securities	$10	2	—	12
Municipal bonds	4,606	17	(48)	4,575
Affiliated mutual funds	38,633	4,484	(29)	43,088
	$43,249	4,503	(77)	47,675

Trading securities:
Mortgage-backed securities				74
Municipal bonds				500
Corporate bonds				58
Common stock				29
Affiliated mutual funds				47,203
				47,864

Total investment securities				95,539

	Amortized	Unrealized	Unrealized
December 31, 2009	cost	gains	losses	Fair value
	(in thousands)
Available-for-sale securities:
Mortgage-backed securities	$10	2	—	12
Municipal bonds	4,959	—	(286)	4,673
Affiliated mutual funds	29,817	3,241	(143)	32,915
	$34,786	3,243	(429)	37,600

Trading securities:
Mortgage-backed securities				107
Municipal bonds				478
Corporate bonds				94
Common stock				30
Affiliated mutual funds				32,215
				32,924

Total investment securities				70,524

Purchases and sales of trading securities during the nine months ended September 30, 2010 were $15.3 million and $3.4 million, respectively.

A summary of available-for-sale debt securities and affiliated mutual funds with fair values below carrying values at September 30, 2010 and December 31, 2009 is as follows:

	Less than 12 months		12 months or longer		Total
		Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2010	Fair value	losses	value	losses	value	losses
	(in thousands)
Municipal bonds	$—	—	2,680	(48)	2,680	(48)
Affiliated mutual funds	100	(2)	563	(27)	663	(29)
Total temporarily impaired securities	$100	(2)	3,243	(75)	3,343	(77)

	Less than 12 months		12 months or longer		Total
		Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2009	Fair value	losses	value	losses	value	losses
	(in thousands)
Municipal bonds	$3,843	(125)	830	(161)	4,673	(286)
Affiliated mutual funds	11,064	(64)	823	(79)	11,887	(143)
Total temporarily impaired securities	$14,907	(189)	1,653	(240)	16,560	(429)

Based upon our assessment of these municipal bonds and affiliated mutual funds, the time frame investments have been in a loss position, our intent to hold affiliated mutual funds until they have recovered and our history of holding bonds until maturity, we determined that a write-down was not necessary at September 30, 2010.

Mortgage-backed securities and municipal bonds accounted for as available-for-sale and held as of September 30, 2010 mature as follows:

	Amortized cost	Fair value
	(in thousands)
After one year but within 10 years	$3,615	3,633
After 10 years	1,001	954
	$4,616	4,587

Mortgage-backed securities, municipal bonds and corporate bonds accounted for as trading and held as of September 30, 2010 mature as follows:

Fair value
(in thousands)
After one year but within 10 years	$558
After 10 years	74
$632

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

The following table summarizes our investment securities recognized on our balance sheet using fair value measurements based on the differing levels of inputs:

	September 30,	December 31,
	2010	2009
	(in thousands)
Level 1	$90,320	65,160
Level 2	5,219	5,364
Level 3	—	—
Total	$95,539	70,524

4.     Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of purchase price over the tangible assets and identifiable intangible assets of an acquired business.  Our goodwill is not deductible for tax purposes.  The carrying values of goodwill and identifiable intangible assets (all considered indefinite-life) are summarized as follows:

	September 30,	December 31,
	2010	2009
	(in thousands)

Goodwill	$202,518	202,518
Accumulated amortization	(36,307)	(36,307)
Total goodwill	166,211	166,211

Mutual fund management advisory contracts	38,699	38,699
Mutual fund subadvisory management contracts	16,300	16,300
Total identifiable intangible assets	54,999	54,999

Total	$221,210	221,210

5.     Indebtedness

Debt is reported at its carrying amount on the consolidated balance sheet. The fair value of the Company’s debt is approximately $192.9 million as of September 30, 2010, compared to the carrying value of $190.0 million.

During the first quarter of 2010, we repurchased $10.0 million of our $200.0 million aggregate principal amount 5.6% senior notes due January 2011 (the “Notes”).  The retirement resulted in a loss of approximately $400 thousand, which is included in interest expense in the statement of income.  Additionally, we reclassified the Notes from long-term debt to short-term debt due to their scheduled maturity within the next 12 months.

On August 31, 2010, the Company entered into an agreement to complete a $190.0 million private placement of Senior Notes (the “Senior Notes”).  The proceeds of this debt issuance will be used to refinance the existing $190.0 million senior notes expiring in January 2011.  The Senior Notes will be unsecured and will be issued in two tranches:  $95.0 million bearing interest at 5% and maturing January 13, 2018 and $95.0 million bearing interest of 5.75% and maturing January 13, 2021.  Interest will be payable semi-annually in January and July of each year.  The most restrictive provisions of the agreement will require the Company to maintain a consolidated leverage ratio not to exceed 3.0 to 1.0 for four consecutive quarters and a consolidated interest coverage ratio of not less than 4.0 to 1.0 for four consecutive quarters. The Senior Notes contain a delayed funding provision which will allow the Company to draw down the proceeds in January 2011 when the existing senior notes mature.

The Company also entered into a three year revolving credit facility (the “Credit Facility”) with various lenders, effective August 31, 2010, which initially provides for borrowings of up to $125.0 million and replaced the Company’s previous revolving credit facility.  Lenders could, at their option upon the Company’s request, expand the facility to $200.0 million.  At September 30, 2010, there were no borrowings outstanding under the Credit Facility.  Borrowings under the Credit Facility bear interest at various rates including adjusted LIBOR or an alternative base rate plus, in each case, an incremental margin based on the Company’s credit rating. The Credit Facility also provides for a facility fee on the aggregate amount of commitments under the revolving facility (whether or not utilized). The facility fee is also based on the Company’s credit rating level.  The Credit Facility’s covenants match those outlined above for the Senior Notes.  The Company was in compliance with these covenants and similar covenants in prior facilities for all years presented.

6.     Income Tax Uncertainties

As of January 1, 2010 and September 30, 2010, the Company had unrecognized tax benefits, including penalties and interest, of $6.8 million ($4.7 million net of federal benefit) and $6.8 million ($4.8 million net of federal benefit), respectively, that if recognized, would impact the Company’s effective tax rate.  Unrecognized tax benefits that are not expected to be settled within the next 12 months are included in other non-current liabilities in the consolidated balance sheet; unrecognized tax benefits that are expected to be settled within the next 12 months are included in income taxes payable.

The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as income taxes.  As of January 1, 2010, the total amount of accrued interest and penalties related to uncertain tax positions recognized in the consolidated balance sheet was $2.0 million ($1.6 million net of federal benefit).  The total amount of penalties and interest, net of federal benefit, related to tax uncertainties recognized in the statement of income for the nine month period ended September 30, 2010 was $81 thousand.  The total amount of accrued penalties and interest related to uncertain tax positions at September 30, 2010 of $1.9 million ($1.5 million net of federal benefit) is included in the total unrecognized tax benefits described above.

In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain.  In addition, respective tax authorities periodically audit our income tax returns. These audits examine our significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions.  The 2007, 2008 and 2009 federal income tax returns are open tax years that remain subject to potential future audit. The 2005 and 2006 federal tax years also remain open to a limited extent due to capital loss carryback claims.  State income tax returns for all years after 2006, and in certain states, income tax returns for 2005 and 2006, are subject to potential future audit by tax authorities in the Company’s major state tax jurisdictions.

The Company is currently being audited in three state jurisdictions.  It is reasonably possible that the Company will settle the audits in these jurisdictions within the next 12 month period.  It is estimated that the Company’s liability for unrecognized tax benefits, including penalties and interest, could decrease by approximately $705 thousand to $2.1 million ($474 thousand to $1.4 million net of federal benefit) upon settlement of these audits.  Such settlements are not anticipated to have a significant impact on the results of operations.

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

The following table presents the components of net periodic pension and other postretirement costs related to these plans:

	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	Three months ended September 30,		Three months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009	2010	2009	2010	2009
	(in thousands)				(in thousands)

Components of net periodic benefit cost:
Service cost	$1,535	1,319	111	93	4,605	3,957	332	279
Interest cost	1,649	1,597	91	85	4,947	4,790	273	255
Expected return on plan assets	(1,875)	(1,607)	—	—	(5,624)	(4,821)	—	—
Actuarial loss amortization	404	399	—	—	1,212	1,197	—	—
Prior service cost amortization	139	139	11	10	417	417	34	30
Transition obligation amortization	1	1	—	—	3	3	—	—

Total	$1,853	1,848	213	188	5,560	5,543	639	564

During the nine months ended September 30, 2010, we made a $10.0 million contribution to the Pension Plan.  In October 2010, we made an additional $2.5 million contribution to the Pension Plan.  We do not expect to make additional contributions to the Pension Plan for the remainder of 2010.

8.   Stockholders’ Equity

Earnings per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands, except per share amounts)

Net income	$40,533	33,413	110,594	72,253

Weighted average shares outstanding - basic	85,438	85,699	85,683	85,503
Dilutive potential shares from stock options	10	75	32	62
Weighted average shares outstanding - diluted	85,448	85,774	85,715	85,565

Earnings per share:
Basic	$0.47	0.39	1.29	0.85
Diluted	$0.47	0.39	1.29	0.84

Anti-dilutive Securities

Options to purchase 401 thousand shares and 327 thousand shares of our common stock were excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2010, respectively, because they were anti-dilutive.  Options to purchase 795 thousand shares and 866 thousand shares of common stock were excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2009, respectively, because they were anti-dilutive.

Dividends

On July 21, 2010, the Board of Directors (the “Board”) approved a dividend on our common stock in the amount of $0.19 per share to stockholders of record as of October 1, 2010 to be paid on November 1, 2010.  The total dividend to be paid is approximately $16.2 million.

On October 14, 2010, the Board approved an increase in the quarterly dividend on our common stock to $0.20 per share.  The dividend is payable on February 1, 2011 to stockholders of record as of January 3, 2011.

Common Stock Repurchases

The Board has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in our stock-based compensation programs.  There were 37,087 shares and 1,916,297 shares repurchased in the open market or privately during the three and nine months ended September 30, 2010, respectively, which included 27,087 shares and 299,417 shares repurchased from employees who elected to tender shares to cover their minimum income tax withholdings with respect to the vesting of stock awards during the three and nine months ended September 30, 2010, respectively.  There were 678,978 shares and 1,772,843 shares repurchased in the open market or privately during the three and nine months ended September 30, 2009, respectively, which included 6,043 shares and 256,108 shares repurchased from employees who elected to tender shares to cover their minimum income tax withholdings with respect to the vesting of stock awards during the three and nine months ended September 30, 2009, respectively.

9.     Share-Based Compensation

A summary of stock option activity and related information for the nine months ended September 30, 2010 is presented in the table below. All options outstanding expire prior to December 31, 2013.

	Options	Weighted average exercise price
Outstanding, December 31, 2009	897,503	$30.65
Granted	—	—
Exercised	(303,870)	31.84
Terminated/Cancelled	(127,026)	31.65
Outstanding, September 30, 2010	466,607	$29.61
Exercisable, September 30, 2010	466,607	$29.61

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

In this action filed December 28, 2009, the Company, along with various of its affiliates, were sued in an individual action, class action and Fair Labor Standards Act (“FLSA”) nationwide collective action by two former advisors asserting misclassification of financial advisors as independent contractors instead of employees.  Plaintiffs assert claims under the FLSA for minimum wages and overtime wages, and under California Labor Code Statutes for timely pay wages, minimum wages, overtime compensation, meal periods, reimbursement of losses and business expenses and itemized wage statements and a claim for Unfair Business Practices under §17200 of the California Business & Professions Code.  Plaintiffs seek declaratory and injunctive relief and monetary damages.  The Company intends to vigorously contest plaintiffs’ claims.

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

Third Quarter Highlights

Our average assets under management during the third quarter of 2010 were 20% higher than our average assets under management during the third quarter of 2009, resulting in a significant increase in revenues for the current year.  Ending assets under management of $76.0 billion as of September 30, 2010 are 2% higher than our previous quarter-end high of $74.2 billion at March 31, 2010.

Our balance sheet remains strong, and we ended the quarter with cash and investments of over $342.0 million.  We renewed our $125.0 million credit facility during the third quarter and have successfully secured funding for senior notes with a delayed funding provision that will allow us to draw down the proceeds in January 2011 when the existing senior notes mature.

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

Assets Under Management

Assets under management increased to nearly $76.0 billion on September 30, 2010 compared to $68.3 billion on June 30, 2010 due to market appreciation of $7.0 billion and net flows of $658 million.

Change in Assets Under Management(1)

	Third Quarter 2010
	Advisors	Wholesale	Institutional	Total
	(in millions)

Beginning Assets	$28,215	32,523	7,541	$68,279

Sales (net of commissions)	839	2,933	905	4,677
Redemptions	(919)	(2,566)	(704)	(4,189)
Net Sales	(80)	367	201	488

Net Exchanges	(138)	27	115	4
Reinvested Dividends & Capital Gains	81	59	26	166
Net Flows	(137)	453	342	658

Market Appreciation	2,705	3,504	821	7,030
Ending Assets	$30,783	36,480	8,704	$75,967

	Third Quarter 2009
	Advisors	Wholesale	Institutional	Total
	(in millions)

Beginning Assets	$25,205	23,213	7,193	$55,611

Disposition of Assets	—	—	(488)	(488)

Sales (net of commissions)	804	4,064	277	5,145
Redemptions	(719)	(1,524)	(608)	(2,851)
Net Sales	85	2,540	(331)	2,294

Net Exchanges	(25)	24	—	(1)
Reinvested Dividends & Capital Gains	78	29	30	137
Net Flows	138	2,593	(301)	2,430

Market Appreciation	3,008	3,169	759	6,936
Ending Assets	$28,351	28,975	7,163	$64,489

(1)       Includes all activity of the Funds and institutional accounts, including money market funds.

Assets under management grew to nearly $76.0 billion on September 30, 2010 compared to $69.8 billion on December 31, 2009 due to net sales of $3.7 billion and market appreciation of $2.0 billion.  Net sales were primarily driven by the Wholesale channel during the nine month period.

	Year to Date 2010
	Advisors	Wholesale	Institutional	Total
	(in millions)

Beginning Assets	$29,474	32,818	7,490	$69,782

Sales (net of commissions)	2,680	10,893	2,491	16,064
Redemptions	(2,582)	(7,976)	(1,771)	(12,329)
Net Sales	98	2,917	720	3,735

Net Exchanges	(230)	115	115	—
Reinvested Dividends & Capital Gains	242	160	75	477
Net Flows	110	3,192	910	4,212

Market Appreciation	1,199	470	304	1,973
Ending Assets	$30,783	36,480	8,704	$75,967

	Year to Date 2009
	Advisors	Wholesale	Institutional	Total
	(in millions)

Beginning Assets	$23,472	17,489	6,523	$47,484

Disposition of Assets	—	—	(488)	(488)

Sales (net of commissions)	2,282	10,557	1,198	14,037
Redemptions	(2,266)	(4,240)	(1,397)	(7,903)
Net Sales	16	6,317	(199)	6,134

Net Exchanges	(78)	49	26	(3)
Reinvested Dividends & Capital Gains	258	113	82	453
Net Flows	196	6,479	(91)	6,584

Market Appreciation	4,683	5,007	1,219	10,909
Ending Assets	$28,351	28,975	7,163	$64,489

Average assets under management, which are generally more indicative of trends in revenue for providing investment management services than the quarter over quarter change in ending assets under management, are presented below.

Average Assets Under Management

	Third Quarter 2010
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$21,479	31,631	7,359	$60,469
Fixed Income	6,823	2,546	743	10,112
Money Market	1,267	278	—	1,545
Total	$29,569	34,455	8,102	$72,126

	Third Quarter 2009
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$19,937	24,265	6,447	$50,649
Fixed Income	5,391	1,339	671	7,401
Money Market	1,513	297	—	1,810
Total	$26,841	25,901	7,118	$59,860

	Year to Date 2010
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$21,992	31,822	7,136	$60,950
Fixed Income	6,443	2,216	722	9,381
Money Market	1,272	283	—	1,555
Total	$29,707	34,321	7,858	$71,886

	Year to Date 2009
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$17,960	20,390	6,130	$44,480
Fixed Income	5,021	989	635	6,645
Money Market	1,674	299	—	1,973
Total	$24,655	21,678	6,765	$53,098

Results of Operations — Three and Nine Months Ended September 30, 2010 as Compared with Three and Nine Months Ended September 30, 2009

Net Income

	Three months ended			Nine months ended
	September 30,			September 30,
	2010	2009	Variance	2010	2009	Variance
	(in thousands, except per share amounts and percentage data)

Net Income	$40,533	33,413	21%	$110,594	72,253	53%
Earnings per share:
Basic	$0.47	0.39	21%	$1.29	0.85	52%
Diluted	$0.47	0.39	21%	$1.29	0.84	54%

Operating Margin	23.5%	22.4%	5%	23.7%	19.8%	20%

We reported net income of $40.5 million, or $0.47 per diluted share, for the third quarter of 2010 compared to $33.4 million, or $0.39 per diluted share, for the third quarter of 2009.  Net income for the nine months ended September 30, 2010 was $110.6 million, or $1.29 per diluted share, compared to net income of $72.3 million, or $0.84 per diluted share, for the same period in 2009.

Total Revenues

Total revenues increased 17% to $254.8 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 due to a rise in average assets under management of 20%, partially offset by a decrease in gross sales of 9%.   Revenues were $763.6 million for the nine months ended September 30, 2010, an increase of 28% over revenues for the same period in 2009, attributable to a rise in average assets under management of 35% and an increase in gross sales of 14% for the nine months ended September 30, 2010 compared to the same period in the prior year.

	Three months ended
	September 30,
	2010	2009	Variance
	(in thousands, except percentage data)

Investment management fees	$111,159	94,687	17%
Underwriting and distribution fees	114,071	96,559	18%
Shareholder service fees	29,577	26,730	11%
Total revenues	$254,807	217,976	17%

	Nine months ended
	September 30,
	2010	2009	Variance
	(in thousands, except percentage data)

Investment management fees	$333,874	248,234	34%
Underwriting and distribution fees	341,752	268,379	27%
Shareholder service fees	88,014	77,663	13%
Total revenues	$763,640	594,276	28%

Investment Management Fee Revenues

Investment management fee revenues are earned for providing investment advisory services to the Funds and to institutional and separate accounts.  Investment management fee revenues increased $16.5 million, or 17%, from last year’s third quarter and $85.6 million, or 34%, for the nine month period ended September 30, 2010 compared to the same period in 2009.

Revenues from investment management services provided to our retail mutual funds, which are distributed through the Advisors, Wholesale and Institutional channels, were $102.8 million for the quarter ended September 30, 2010.  Revenues increased $15.3 million, or 18%, compared to the third quarter of 2009, while the related retail average assets increased 21% to $64.0 billion.  For the nine months ended September 30, 2010, revenues from investment management services provided to our retail mutual funds increased $82.5 million, or 36%, to $310.0 million compared to the first nine months of 2009, while the related retail average assets increased 38% to $64.0 billion.  For both comparative periods, investment management fee revenues increased less than the related retail average assets due to significant sales growth in our Asset Strategy funds and fixed income funds, which have lower than average management fee rates.

During the third quarter of 2009, we sold Austin, Calvert & Flavin, Inc. (“ACF”), a subsidiary that had assets under management of $488 million as of the sale date.  ACF’s assets under management and related revenues were previously included in the Institutional channel’s results.

Institutional account revenues were $8.4 million for the third quarter of 2010, representing an increase of $1.2 million, or 16%, from last year’s third quarter, due to an increase in average assets of 14% and an increase in the average management fee rate.  Year-to-date institutional account revenues increased 15% to $23.9 million in 2010 compared to the same period in 2009, also due to an increase in average assets of 16% partially offset by a decline in the average management fee rate.

The long-term redemption rate (excluding money market fund redemptions) in the Advisors channel was 10.0% in this year’s third quarter and 9.2% year-to-date, compared to 7.6% in the third quarter of 2009 and 8.7% for the first nine months of 2009.  In the Wholesale channel, the long-term redemption rate was also higher in this year’s third quarter, at 29.2%, compared to 22.5% in the third quarter of 2009.  For the nine months ended September 30, 2010, the Wholesale channel’s long-term redemption rate increased to 30.6% compared to 25.3% for the same period in 2009.  Increased redemptions in our Asset Strategy and Global Natural Resources funds drove the increased redemption rates for both periods.  We expect the Advisors channel long-term redemption rate to remain lower than that of the Wholesale channel due to the personal and customized nature in which our financial advisors provide service to our clients.  Elevated rates in 2010 are a direct consequence of the volatility in the financial markets; however, our overall redemption rate remains low compared to the industry average.

The long-term redemption rate for our Institutional channel was 34.4% for the third quarter of both 2010 and 2009.  For the nine month period ended September 30, 2010, the rate was 30.1% compared to 28.4% for the same period in 2009.  Subadvisory and defined contribution business comprised nearly 60% of the Institutional channel’s assets as of September 30, 2010 and unlike defined benefit pension accounts, the active daily flows in or out of these accounts causes the channel’s redemption rate to be higher than it otherwise would be.

Underwriting and Distribution Fee Revenues and Expenses

The following tables summarize our underwriting and distribution fee revenues and expenses segregated by distribution method within the respective Advisors or Wholesale channel:

	Third Quarter 2010
		Wholesale
	Advisors	Third-Party	Legend	Total
	(in thousands)

Revenue	$60,862	38,672	14,537	$114,071
Expenses
Direct	43,472	47,049	9,302	99,823
Indirect	21,142	8,515	3,377	33,034
	64,614	55,564	12,679	132,857
Net Underwriting & Distribution	$(3,752)	(16,892)	1,858	$(18,786)

	Third Quarter 2009
		Wholesale
	Advisors	Third-Party	Legend	Total
	(in thousands)

Revenue	$53,125	30,989	12,445	$96,559
Expenses
Direct	36,367	39,327	7,949	83,643
Indirect	21,336	7,132	3,008	31,476
	57,703	46,459	10,957	115,119
Net Underwriting & Distribution	$(4,578)	(15,470)	1,488	$(18,560)

	Year to Date 2010
		Wholesale
	Advisors	Third-Party	Legend	Total
	(in thousands)

Revenue	$182,843	115,531	43,378	$341,752
Expenses
Direct	129,163	143,529	27,598	300,290
Indirect	65,734	24,641	9,564	99,939
	194,897	168,170	37,162	400,229
Net Underwriting & Distribution	$(12,054)	(52,639)	6,216	$(58,477)

	Year to Date 2009
		Wholesale
	Advisors	Third-Party	Legend	Total
	(in thousands)

Revenue	$152,800	81,286	34,293	$268,379
Expenses
Direct	105,957	103,254	21,962	231,173
Indirect	63,993	20,728	8,724	93,445
	169,950	123,982	30,686	324,618
Net Underwriting & Distribution	$(17,150)	(42,696)	3,607	$(56,239)

Underwriting and distribution revenues earned in this year’s third quarter increased $17.5 million, or 18%, compared with the third quarter of 2009.  A majority of the increase in revenues was due to higher Rule 12b-1 asset-based service and distribution fee revenues of $10.3 million as a result of an increase in average mutual fund assets under management.  Revenues from fee-based asset allocation products increased $4.9 million compared to the prior year.  Higher advisory fees and point of sale commissions earned by Legend increased revenue by $1.3 million compared to the third quarter of 2009 while insurance-related revenues increased $300 thousand.

Underwriting and distribution revenues earned for the nine months ended September 30, 2010 increased $73.4 million, or 27%, compared with the same period in the prior year.  The increase in revenues was due to higher Rule 12b-1 asset-based service and distribution fee revenues of $47.5 million as a result of an increase in average mutual fund assets under management.  Revenues from fee-based asset allocation products increased $14.6 million compared to the prior year.  Higher advisory fees and point of sale commissions earned by Legend increased revenue by $6.4 million compared to the first nine months of 2009.  Revenues on front-load product sales sold in the Advisors channel increased by $4.7 million, which included an increase in Class A share revenues of $1.2 million year over year.  These increases were partially offset by a decrease in insurance-related revenues of $2.0 million.

Underwriting and distribution expenses increased by $17.7 million, or 15%, compared to the third quarter of 2009.  A significant portion of this increase was attributed to higher direct expenses in the Wholesale channel of $9.1 million as a result of an increase in average wholesale assets under management, partially offset by lower sales volume year over year.  We also incurred higher dealer compensation paid to third party distributors, higher amortization expense of deferred sales commissions and increased Rule 12b-1 asset-based service and distribution expenses.  Wholesaler commissions expense in the third quarter of 2010 decreased compared to the third quarter of 2009 due to lower sales volumes.  Direct expenses in the Advisors channel increased $7.1 million, or 20%, compared to the third quarter of 2009 due to increased commissions related to the sale of fee-based asset allocation products of $3.3 million, higher Rule 12b-1 asset-based service and distribution commissions of $2.6 million and higher commissions on insurance products of $300 thousand.  Indirect expenses increased $1.6 million quarter over quarter.  The indirect expense decrease of $200 thousand in the Advisors channel relates to lower information technology expenses.  The indirect expense increase of $1.8 million in the Wholesale channel relates to increased employee compensation and benefits expenses, increased marketing costs and higher business meeting and travel expenses.

Underwriting and distribution expenses increased by $75.6 million, or 23%, compared to the first nine months of 2009.  Of this increase, $45.9 million was related to higher direct expenses in the Wholesale channel as a result of an increase in average wholesale assets under management and slightly increased sales volume year over year.  We also incurred higher dealer compensation paid to third party distributors, higher amortization expense of deferred sales commissions and increased Rule 12b-1 asset-based service and distribution expenses.  Wholesaler commissions expense recorded in 2010 decreased compared to the nine months ended September 30, 2009 due to lower sales volumes upon which commissions expense is calculated period over period.  For the nine months ended September 30, 2010, direct expenses in the Advisors channel increased $23.2 million, or 22%, compared to the same period in 2009, due to increased commissions related to the sale of fee-based asset allocation products of $12.5 million and higher Rule 12b-1 asset-based service and distribution commissions of $9.5 million.  These increases were partially offset by lower commissions on insurance products of $1.3 million.  Indirect expenses increased $6.5 million compared to the first nine months of 2009.  The indirect expense increase of $1.7 million in the Advisors channel relates to increased employee compensation and benefits expenses and higher information technology expenses.  The indirect expense increase of $4.8 million in the Wholesale channel relates to increased employee compensation and benefits expenses, higher marketing costs and higher business meeting and travel expenses.

Shareholder Service Fees Revenue

Shareholder service fees revenue primarily includes transfer agency fees, custodian fees from retirement plan accounts, and portfolio accounting and administration fees.  Portfolio accounting and administration fees are asset-based revenues or account-based revenues while transfer agency fees and custodian fees from retirement plan accounts are based on the number of accounts.  During the third quarter of 2010, shareholder service fees revenue increased $2.8 million, or 11%, over the third quarter of 2009.  Of this increase, $1.5 million is due to higher asset-based fees quarter over quarter in certain share classes and $1.3 million is attributable to account-based revenues, due to a 7% increase in the average number of accounts.  For the nine months ended September 30, 2010, shareholder service fees revenue increased $10.4 million, or 13%, compared to the prior year.  Of this increase, $6.4 million is due to higher asset-based fees and $4.0 million is related to account-based revenues, due to a 9% increase in the average number of accounts.

Total Operating Expenses

Operating expenses increased $25.9 million, or 15%, in the third quarter of 2010 compared to the third quarter of 2009.  For the nine months ended September 30, 2010, operating expenses increased $106.4 million, or 22%, compared to the same period in 2009. For both periods, expenses increased primarily due to increased underwriting and distribution expenses and compensation and related costs.  Underwriting and distribution expenses are discussed above.

	Three Months Ended
	September 30,
	2010	2009	Variance
	(in thousands, except percentage data)
Underwriting and distribution	$132,857	115,119	15%
Compensation and related costs	36,164	29,275	24%
General and administrative	16,022	15,106	6%
Subadvisory fees	6,481	6,129	6%
Depreciation	3,526	3,503	1%
Total operating expenses	$195,050	169,132	15%

	Nine Months Ended
	September 30,
	2010	2009	Variance
	(in thousands, except percentage data)
Underwriting and distribution	$400,229	324,618	23%
Compensation and related costs	103,444	82,373	26%
General and administrative	48,417	43,022	13%
Subadvisory fees	20,441	16,317	25%
Depreciation	10,457	10,259	2%
Total operating expenses	$582,988	476,589	22%

Compensation and Related Costs

In the third quarter of 2010, compensation and related costs increased $6.9 million compared to the third quarter of 2009, due to higher incentive compensation expense of $1.8 million and higher base salaries and payroll taxes of $1.6 million due to increased headcount and annual salary increases.  These increases were offset by increased capitalized software development activities of $400 thousand.  Share-based compensation increased $3.3 million compared to the third quarter of 2009 primarily due to higher amortization expense associated with our April 2010 and December 2009 grants of nonvested stock compared to grants that became fully vested in 2010 and higher non-employee advisor (independent contractor) stock award amortization expense in 2010.  Non-employee stock awards are adjusted to market each period based on the fluctuation in our share price.

Compensation and related costs for the nine months ended September 30, 2010 increased $21.1 million compared to the same period in 2009, primarily due to higher incentive compensation expense of $10.0 million compared to 2009.  Base salaries and payroll taxes increased $3.9 million due to increased headcount and annual salary increases.  These expense increases were partially offset by increased capitalized software development activities of $1.1 million and decreased group insurance costs of $400 thousand due to favorable claims activity.  Share-based compensation increased $7.5 million compared to the first nine months of 2009 primarily due to higher amortization expense associated with our April 2010, December 2009 and April 2009 grants of nonvested stock compared to grants that became fully vested in 2010, partially offset by lower non-employee advisor (independent contractor) stock award amortization expense in 2010.

General and Administrative Costs

General and administrative expenses increased $900 thousand to $16.0 million for the third quarter of 2010 compared to the third quarter of 2009 due to higher dealer services costs of $1.1 million and increased legal expenses compared to the prior year, partially offset by lower fund expenses of $1.5 million.  The third quarter of 2009 included a charge of $543 thousand for severance and other transaction costs related to the divestiture of our subsidiary, ACF.

General and administrative expenses of $48.4 million for the first nine months of 2010 represents an increase of $5.4 million, or 13%, compared to the first nine months of 2009.  Of this increase, $1.3 million is due to a trade order execution error that occurred during the first quarter of 2010.  Additional risk management procedures have been implemented, which we believe should substantially reduce the risk of similar errors occurring in the future.  The increase is also due to higher dealer services costs of $3.5 million, higher legal fees compared to the prior year and higher computer services and software costs of $900 thousand. These increases were partially offset by lower fund expenses of $1.5 million.  The nine month period ended September 30, 2009 included charges of $1.1 million for severance and other transaction costs related to the divestiture of ACF.

Subadvisory Fees

Subadvisory fees represent fees paid to other asset managers for providing advisory services for certain mutual fund portfolios.  These expenses reduce our operating margin since we pay out approximately half of our management fee revenue received from subadvised products.  Gross management fee revenues for products subadvised by others were $12.9 million for the three months ended September 30, 2010 compared to $12.1 million for the third quarter of 2009 due to an 8% increase in average net assets.  For the nine months ended September 30, 2010, gross management fee revenues for products subadvised by others were $40.6 million compared to $32.4 million for the same period in 2009 due to a 28% increase in average net assets.  Subadvisory expenses followed the same pattern of increase compared to 2009.

Subadvised average assets under management were $6.3 billion and $6.7 billion for the quarter and nine months ended September 30, 2010, respectively, compared to the annual average of $5.6 billion for 2009.  Since subadvisory expenses are a function of sales, redemptions and market action for subadvised assets, the higher asset base will likely result in an increase to both gross management fee revenues and subadvisory expenses for the remainder of 2010.

Other Income and Expenses

Investment and Other Income (Loss), Interest Expense and Taxes

Investment and other income totaled $3.9 million for the quarter ended September 30, 2010, compared to $2.3 million in the same period a year ago.  The main driver of this change was the increased gains recorded in our mutual fund trading portfolio in 2010 of $3.0 million compared to 2009.  We also recorded gains of $300 thousand from the sale of available-for-sale mutual fund holdings in the third quarter of 2010.  Partially offsetting these gains was a write-down of the Company’s investment in a limited partnership during the current year’s third quarter.  Investment and other income for the nine months ended September 30, 2010 and 2009 was $3.2 million and $1.4 million, respectively.  The current year includes gains recorded in our mutual fund trading portfolio of $2.8 million compared to gains in 2009 of $3.6 million.  We also recorded gains of $1.1 million from the sale of available-for-sale mutual fund holdings in the nine month period ended September 30, 2010.  Partially offsetting these gains was a write-down of the Company’s investment in a limited partnership during the current year.  In 2009, we recorded a $3.7 million non-cash charge to reflect the “other than temporary” impairment of certain of the Company’s investments in affiliated mutual funds as their fair value was below cost for an extended period.

Interest expense was $3.1 million and $3.2 million for the third quarter of 2010 and 2009, respectively.   For the nine months ended September 30, 2010 and 2009, interest expense was $9.8 million and $9.5 million, respectively.  The increase from 2009 is due to costs associated with the repurchase of $10.0 million of debt in the first quarter of 2010 as well as higher costs in 2010 for our $125.0 million revolving credit facility.

Our effective tax rate was 33.1% for the third quarter of 2010, as compared to 30.4% in the third quarter of 2009.  The lower effective tax rate in 2009 was largely attributable to the carryback of capital losses generated in connection with the sale of ACF, which offset the taxes paid on capital gains in previous years.  In the third quarter of 2009, the Company also established a valuation allowance against the deferred tax assets that are capital in nature whereby future realization is not more likely than not.  An increase in the fair value of our investment portfolios in the third quarter of 2010 allowed for the release of $3.2 million of the valuation allowance against deferred tax assets that are capital in nature.  Of this decrease to the valuation allowance, $2.1 million was recorded to tax expense and, as a result, decreased our effective tax rate.  The third quarter 2010 and 2009 effective tax rates, removing the effects of the sale of ACF and the valuation allowance, would have been 37.8% and 35.6%, respectively.  The increase in the adjusted effective tax rate is due to fewer state tax incentives related to capital expenditures made by the Company in the third quarter of 2010 as compared to the third quarter of 2009 and changes in state legislation in jurisdictions in which the Company operates.

Our effective tax rate was 36.5% for the nine months ended September 30, 2010, as compared to 34.1% for the nine months ended September 30, 2009.  Excluding the $1.2 million decrease to the valuation allowance recorded for the nine months ended September 30, 2010, the effective tax rate would have been 37.5%.  Excluding the aforementioned sale of ACF and valuation allowance, the effective tax rate for the nine months ended September 30, 2009 would have been 36.4%. The adjusted effective tax rate increased due to fewer state tax incentives related to capital expenditures made by the Company during the nine months ended September 30, 2010 as compared to the relative period in 2009, and changes in state legislation in jurisdictions in which the Company operates.

The Company expects its future effective tax rate, exclusive of any increases or reductions to the valuation allowance, state tax incentives, unanticipated state tax legislative changes, and unanticipated decreases in earnings to range from 36.8% to 37.8%.

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

Dividends

We paid quarterly dividends on our common stock that resulted in financing cash outflows of $49.0 million for the first nine months of 2010.  The dividends paid on our common stock during the first nine months of 2009 resulted in financing cash outflows of $48.8 million.

Repurchases

We repurchased 1,916,297 shares and 1,772,843 shares of our common stock in the open market or privately during the nine months ended September 30, 2010 and 2009, respectively, resulting in cash outflows of $61.4 million and $40.4 million, respectively.

Operating Cash Flows

Cash from operations is our primary source of funds and increased $41.4 million for the nine months ended September 30, 2010 compared to the previous year.  The increase is due to higher net income, higher non-cash share-based compensation expense and higher non-cash amortization of deferred sales commissions, partially offset by increased purchases of trading securities and an increase in deferred sales commission payments related to sales of deferred load and fee based products.  The payable to investment companies for securities account can fluctuate significantly based on trading activity at the end of a reporting period, and from December 31, 2009 to September 30, 2010 there was a significant decrease in Fund shareholder investments received prior to the balance sheet date that were in the process of being invested in the Funds.  On December 31, 2009, the Company changed the trustee of its 401(k) plan.  Approximately $100 million of the payable to investment companies for securities balance was due to the transfer of assets between trustees.  As a result, on our consolidated balance sheet there was a decrease in both the payable to investment companies and a decrease in the cash and receivable accounts from December 31, 2009 to September 30, 2010.  On the statement of cash flows, there were corresponding increases and decreases to cash from operations.  There is no impact to the Company’s liquidity and operations for the variations in these accounts.

During the nine months ended September 30, 2010, we made a $10.0 million contribution to the Pension Plan.  In October 2010, we made an additional $2.5 million contribution to the Pension Plan.  We do not expect to make additional contributions to the Pension Plan for the remainder of 2010.

Investing Cash Flows

Investing cash flows consist primarily of the purchase of, and proceeds from, the sales and maturities of available-for-sale investment securities, as well as capital expenditures.  We expect our 2010 capital expenditures to be in the range of $15.0 to $20.0 million.

Financing Cash Flows

As noted previously, dividends and stock repurchases accounted for a majority of our financing cash outflows in the first nine months of 2010 and 2009.

Additionally, during 2010 we repurchased $10.0 million of our $200.0 million aggregate principal amount 5.6% senior notes due January 2011 (the “Notes”).  In the first quarter of 2010, we reclassified the Notes from long-term debt to short-term debt due to their scheduled maturity within the next 12 months.  On August 31, 2010, the Company entered into an agreement to complete a $190.0 million private placement of Senior Notes (the “Senior Notes”).  The proceeds of this debt issuance will be used to refinance the existing $190.0 million in senior notes expiring in January 2011.  The Notes will be unsecured and will be issued in two tranches:  $95.0 million bearing interest at 5% and maturing January 13, 2018 and $95.0 million bearing interest of 5.75% and maturing January 13, 2021.  Interest will be payable semi-annually in January and July of each year.  The Senior Notes contain a delayed funding provision that will allow the Company to draw down the proceeds in January 2011 when the existing senior notes mature.

Simultaneous with the refinancing of our senior notes, the Company entered into a three year revolving credit facility (the “Credit Facility”) with various lenders, effective August 31, 2010, which initially provides for borrowings of up to $125.0 million and replaced the Company’s previous revolving credit facility.  Lenders could, at their option upon the Company’s request, expand the facility to $200.0 million.  At September 30, 2010, there were no borrowings outstanding under the Credit Facility.

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

Expected long-term capital requirements include indebtedness, payment of upfront fund commissions for Class B shares, Class C shares and certain fee-based asset allocation products, operating leases and purchase obligations, and income tax payments.  Other possible long-term discretionary uses of cash could include capital expenditures for enhancement of technology infrastructure and home office expansion, strategic acquisitions, payment of dividends, seed money for new products and repurchases of our common stock.

Critical Accounting Policies and Estimates

Management believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.  The Company’s critical accounting policies and estimates are disclosed in the “Critical Accounting Policies and Estimates” section of our 2009 Form 10-K.  The Company modified its accounting policy disclosure related to goodwill and identifiable intangible assets, which is summarized in its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.

Supplemental Information

	Third	Third		Year to	Year to
	Quarter	Quarter		Date	Date
	2010	2009	Change	2010	2009	Change
Redemption rates - long term (annualized)
Advisors	10.0%	7.6%		9.2%	8.7%
Wholesale	29.2%	22.5%		30.6%	25.3%
Institutional	34.4%	34.4%		30.1%	28.4%
Total	22.1%	17.4%		21.9%	18.1%

GDC per advisor (000’s)	29.1	22.8	27.6%	84.7	66.9	26.6%

Average number of financial advisors (1)	1,978	2,376	-16.8%	2,058	2,323	-11.4%
Number of financial advisors (1)	1,950	2,404	-18.9%

Number of shareholder accounts (000’s)	4,015	3,805	5.5%

Number of shareholders	911,910	874,506	4.3%

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

Part II.  Other Information

Item 1.            Legal Proceedings

The Company is involved from time to time in various legal proceedings, regulatory investigations and claims incident to the normal conduct of business, which may include proceedings that are specific to us and others generally applicable to the business practices within the industries in which we operate. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and on the results of operations in a particular quarter or year.  Information required to be reported under this Part II., Item 1. has been previously disclosed in Note 10 to the consolidated financial statements in Part I. above and is incorporated herein by reference.

Item 1A.         Risk Factors

The Company has had no material changes to its Risk Factors from those previously reported in the Company’s 2009 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information about the shares of common stock we repurchased during the third quarter of 2010.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program

July 1 - July 31	742	$24.31	742	n/a	(1)
August 1 - August 31	440	22.89	440	n/a	(1)
September 1 - September 30	35,905	27.36	35,905	n/a	(1)

Total	37,087	$27.25	37,087

(1)          On August 31, 1998, we announced that our Board of Directors approved a program to repurchase shares of our common stock on the open market.  Under the repurchase program, we are authorized to repurchase, in any seven-day period, the greater of (i) 3% of our outstanding common stock or (ii) $50 million of our common stock.  We may repurchase our common stock through the New York Stock Exchange, other national or regional market systems, electronic communication networks or alternative trading systems such as POSIT, during regular or after-hours trading sessions.  POSIT is an alternative trading system that uses passive pricing to anonymously match buy and sell orders.  To date, we have not used electronic communication networks or alternative trading systems to repurchase any of our common stock and do not intend to use such networks or systems in the foreseeable future. Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased.  Our Board of Directors reviewed and ratified the stock repurchase program in July 2004.  During the third quarter of 2010, all stock repurchases were made pursuant to the repurchase program including 27,087 shares, reflected in the table above, that were purchased in connection with funding employee income tax withholding obligations arising from the vesting of nonvested shares.

Item 6.            Exhibits

10.1

Credit Agreement, dated August 31, 2010, by and among Waddell & Reed Financial, Inc., the lenders party thereto, Bank of America, N.A., as Administrative Agent, Bank of America Securities LLC., as Lead Arranger and Book Manager, UMB Bank, N.A. and The Bank of Nova Scotia as Co-Syndication Agents, and Citibank, N.A. and Wells Fargo Bank, N.A. as Co-Documentation Agents.  Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 333-43687, on September 7, 2010 and incorporated herein by reference.

10.2

Note Purchase Agreement, dated August 31, 2010, by and among Waddell & Reed Financial, Inc. and the purchasers party thereto.  Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 333-43687, on September 7, 2010 and incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of October 2010.

WADDELL & REED FINANCIAL, INC.

By:	/s/ Henry J. Herrmann
Chief Executive Officer, Chairman of the Board and Director
(Principal Executive Officer)

By:	/s/ Daniel P. Connealy
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Brent K. Bloss
Senior Vice President - Finance and Treasurer
(Principal Accounting Officer)