Form 10-K
period 2010-12-31
WADDELL & REED FINANCIAL INC
filed 2011-02-25
CIK 1052100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

        The aggregate market value of the voting and non-voting common stock equity held by non-affiliates (i.e. persons other than officers, directors and stockholders holding greater than 5% of the registrant's common stock) based on the closing sale price on June 30, 2010 was $1.590 billion.

        Shares outstanding of each of the registrant's classes of common stock as of February 17, 2011 Class A common stock, $.01 par value: 85,912,544

DOCUMENTS INCORPORATED BY REFERENCE

        In Part III of this Form 10-K, portions of the definitive proxy statement for the 2010 Annual Meeting of Stockholders to be held April 6, 2011.

Index of Exhibits (Pages 84 through 91)
Total Number of Pages Included Are 91

WADDELL & REED FINANCIAL, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2010

PART I

ITEM 1.    Business

General

        Waddell & Reed Financial, Inc. (hereinafter referred to as the "Company," "we," "our" or "us") is a corporation, incorporated in the state of Delaware in 1981, that conducts business through its subsidiaries. Founded in 1937, we are one of the oldest mutual fund complexes in the United States, having introduced the Waddell & Reed Advisors Group of Mutual Funds (the "Advisors Funds") in 1940. As of December 31, 2010, we had $83.7 billion in assets under management.

        We derive our revenues from providing investment management, investment product underwriting and distribution, and shareholder services administration to mutual funds and institutional and separately managed accounts. Investment management fees are based on the amount of average assets under management and are affected by sales levels, financial market conditions, redemptions and the composition of assets. Our underwriting and distribution revenues consist of commissions derived from sales of investment and insurance products, Rule 12b-1 asset-based service and distribution fees, distribution fees on certain variable products, fees earned on fee-based asset allocation products, and related advisory services. The products sold have various commission structures and the revenues received from those sales vary based on the type and amount sold. Shareholder service fees revenue includes transfer agency fees, custodian fees from retirement plan accounts, and portfolio accounting and administration fees, and is earned based on assets under management or number of accounts.

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

        In the Advisors channel, our sales force focuses its efforts primarily on financial planning, serving primarily middle class and mass affluent clients. We compete with smaller broker/dealers and independent financial advisors, as well as a span of other financial providers. Assets under management in this channel were $33.2 billion at December 31, 2010.

        Our Wholesale channel efforts include retail fund distribution through broker/dealers (the largest method of distributing mutual funds for the industry), registered investment advisors (fee-based financial advisors who generally sell mutual funds through financial supermarkets) and retirement and insurance platforms. Assets under management in this channel were $40.9 billion at the end of 2010.

        Through our Institutional channel, we manage assets in a variety of investment styles for a variety of types of institutions. The largest client type is funds that hire us to act as subadvisor; they are typically distributors who lack scale or the track record to manage internally, or choose to market multi-manager styles. Assets under management in the Institutional channel were $9.6 billion at December 31, 2010.

Organization

        We operate our investment advisory business through our subsidiary companies, primarily Waddell & Reed Investment Management Company ("WRIMCO"), a registered investment adviser, Ivy Investment Management Company ("IICO"), the registered investment adviser for Ivy Funds (the "Ivy Funds") and Legend Advisory Corporation, the registered investment adviser for Legend.

        Our underwriting and distribution business operates through three broker/dealers: Waddell & Reed, Inc. ("W&R"), Ivy Funds Distributor, Inc. ("IFDI") and Legend Equities Corporation ("LEC"). W&R is a registered broker/dealer and investment adviser that acts primarily as the national distributor and underwriter for shares of the Advisors Funds and a distributor of variable annuities and other insurance products issued by our business partners. In addition, W&R is the ninth largest distributor of our Ivy Funds. IFDI, a registered broker/dealer, is the distributor and underwriter for the Ivy Funds. LEC is the registered broker/dealer for Legend, a mutual fund distribution and retirement planning subsidiary based in Palm Beach Gardens, Florida. Through its network of financial advisors, Legend primarily serves employees of school districts and other not-for-profit organizations.

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

Investment Management Operations

        Our investment advisory business provides one of our largest sources of revenues and profits. We earn investment management fee revenues by providing investment advisory and management services pursuant to investment management agreements with each fund within the Advisors Funds family, the Ivy Funds family, the Ivy Funds VIP family, and InvestEd (collectively, the "Funds"). While the specific terms of the agreements vary, the basic terms are similar. The agreements provide that we render overall investment management services to each of the Funds, subject to the oversight of each Fund's board of trustees and in accordance with each Fund's investment objectives and policies. The agreements permit us to enter into separate agreements for shareholder services or accounting services with each respective Fund.

        Each Fund's board of trustees, including a majority of the trustees who are not "interested persons" of the Fund or the Company within the meaning of the Investment Company Act of 1940, as amended (the "ICA") ("disinterested members") and the Fund's shareholders must approve the investment management agreement between the respective Fund and the Company. These agreements may continue in effect from year to year if specifically approved at least annually by (i) the Fund's board, including a majority of the disinterested members, or (ii) the vote of a majority of both the shareholders of the Fund and the disinterested members of each Fund's board, each vote being cast in person at a meeting called for such purpose. Each agreement automatically terminates in the event of its assignment, as defined by the ICA or the Investment Advisers Act of 1940, as amended, (the "Advisers Act"), and may be terminated without penalty by any Fund by giving us 60 days' written notice if the termination has been approved by a majority of the Fund's trustees or the Fund's shareholders. We may terminate an investment management agreement without penalty on 120 days' written notice.

        In addition to performing investment management services for the Funds, we act as an investment adviser for institutional and other private investors and we provide subadvisory services to other investment companies. Our fee for these services is generally based on a percentage of assets under management. Such services are provided pursuant to various written agreements.

        Our investment management team meets every morning in a collaborative setting that fosters idea sharing, yet reinforces individual accountability. Through all market cycles, we remain dedicated to the following investment principles:

  •
  Rigorous fundamental research — an enduring investment culture that dedicates itself to analyzing companies on its own rather than relying exclusively on widely available research produced by others.
  •
  Collaboration and accountability — a balance of collaboration and individual accountability, which ensures the sharing and analysis of investment ideas among investment professionals while empowering portfolio managers to shape their portfolios individually.
  •
  Focus on growing and protecting investors' assets — a sound approach that seeks to capture asset appreciation when market conditions are favorable and, especially, strives to manage risk during difficult market periods.

        These three principles shape our investment philosophy and money management approach. Over seven decades, our investment organization has delivered consistently competitive investment performance. Through bull and bear markets, our investment professionals have not strayed from what works — a time-tested investment process and fundamental research. We believe investors turn to us because they appreciate that our investment approach continues to identify and create opportunities for wealth creation.

        Our investment management team comprises 74 professionals including 29 portfolio managers who average 20 years of industry experience and 14 years of tenure with our firm. We have significant experience in virtually all major asset classes, several specialized asset classes and a range of investment styles. At December 31, 2010, almost 80% of the Company's $83.7 billion in assets under management were invested in equities, of which 65% was domestic and 35% was international. In recent years, we have supported growth of international investments by adding investment professionals native to countries that we consider emerging markets. They, along with other members of the investment team, focus on understanding foreign markets and capturing investment opportunities. Our investment management team also includes subadvisors who bring similar investment philosophies and additional expertise in specific asset classes.

Investment Management Products

        Our mutual fund families offer a wide variety of investment options. We are the exclusive underwriter and distributor of 82 registered open-end mutual fund portfolios, which include offerings in the Advisors Funds, Ivy Funds, Ivy Funds VIP and InvestEd. The Advisors Funds, variable products offering the Ivy Funds VIP, and InvestEd are offered primarily through our financial advisors and Legend advisors; in some circumstances, certain of these funds are also offered through the Wholesale channel. The Ivy Funds are offered through both our Advisors channel and Wholesale channel. The Funds' assets under management are included in either our Advisors channel or our Wholesale channel depending on which channel marketed the client account or is the broker of record.

        We added three funds to our product line in 2010. We launched the Ivy Asset Strategy New Opportunities fund for investors seeking high total return over the long term, and focus on small- and mid-cap equity securities. We invest a majority of the fund's assets among equity securities, bonds and short-term instruments of issuers in markets around the globe, as well as investments in precious metals and exposure to various foreign currencies. The fund may allocate its investments among these different types of securities in different proportions at different times, including up to 100% of equity securities of small- to mid-cap issuers, bonds or short-term instruments, respectively. The Ivy Funds VIP Global Bond fund was added for investors interested in a high level of current income. The fund invests in a diversified portfolio of debt securities of foreign and U.S. issuers, with at least 80% of its net assets in bonds during normal market conditions. We added the Ivy Funds VIP Limited-Term Bond fund to provide investors an opportunity for a high level of current income consistent with preservation of capital. The fund invests primarily in investment grade, U.S. dollar-denominated, debt securities of primarily U.S. issuers.

Other Products

        Through various business partners, we distribute in our Advisors channel certain of their variable annuity products, which offer the Ivy Funds VIP as an investment vehicle. We also offer our Advisors channel customers retirement and life insurance products underwritten by our business partners. Through our insurance agency subsidiaries, Waddell & Reed financial advisors also sell life insurance and disability products underwritten by various carriers.

        In addition, we offer our Advisors channel customers fee-based asset allocation investment advisory products, including Managed Allocation Portfolio ("MAP"), MAPPlus and Strategic Portfolio Allocation ("SPA"), which utilize our Funds. As of December 31, 2010, clients have $4.5 billion invested in our MAP, MAPPlus and SPA products. These assets are included in our mutual fund assets under management.

Distribution Channels

        We distribute our investment products through the Advisors, Wholesale and Institutional channels.

Advisors Channel

        Over the past year, we completed enhancements to our Choice brokerage platform technology and offerings that should allow us to compete in the recruitment of experienced advisors. Historically, our advisors have sold investment products primarily to middle income and mass affluent individuals, families and businesses across the country in geographic markets of all sizes. We assist clients on a wide range of financial issues with a significant focus on helping them plan, generally, for long-term investments such as retirement and education and offer one-on-one consultations that emphasize long-term relationships through continued service. As a result of this approach, this channel has developed a loyal customer base with clients maintaining their accounts significantly longer than the industry average. As of December 31, 2010, our sales force consisted of 1,847 financial advisors who operate out of 167 offices located throughout the United States and 258 individual advisor offices. We believe, based on industry data, that our financial advisors are currently one of the largest sales forces in the United States selling primarily mutual funds, and that W&R, our broker/dealer subsidiary, ranks among the largest independent broker/dealers. As of December 31, 2010, our Advisors channel had approximately 517,000 mutual fund customers.

        Over the past several years, we have instituted more stringent production requirements for our sales force, which has resulted in a steady decline in our number of advisors. However, gross sales have not declined over this period and this channel produced more in 2010 with 14% fewer advisors, on average, compared to 2009. We utilize gross revenue per advisor to measure advisor productivity. For purposes of this measure, gross revenue consists of front-end load sales and distribution fee revenues, as would be received from an underwriter, from sales of both our Funds and other mutual funds. It also includes fee revenues from our asset allocation products and financial plans, and commission revenues earned on insurance products. Gross revenue per advisor was $119 thousand, $93 thousand and $103 thousand for the years ended December 31, 2010, 2009 and 2008, respectively.

Wholesale Channel

        Our Wholesale channel consists of sales garnered through various third-party distribution outlets and Legend advisors. As a result of an increased demand for our funds in the Wholesale channel due to strong investment performance and effective sales efforts, our assets under management from the Wholesale channel have increased to $40.9 billion at December 31, 2010, including $5.7 billion in assets at December 31, 2010 that are subadvised by other managers.

        Our wholesaling efforts focus principally on distributing the Ivy Funds through three segments: broker/dealers (the largest method of distributing mutual funds for the industry and for us), retirement platforms (401(k) platforms using multiple managers) and registered investment advisors (fee-based financial advisors who generally sell mutual funds through financial supermarkets). We continued to expand our team of national wholesalers in 2010, reaching a total of 46 wholesalers by year-end. In 2010, we restructured our wholesaler territories into smaller, more manageable areas that enabled our wholesalers to focus on additional distribution partners in their territory.

        During 2010, our Ivy Asset Strategy fund continued to play a lead role in the Wholesale channel's results, comprising 60% of the channel's sales and 30% of assets under management as of December 31, 2010. While we recognize the success of this fund and anticipate its growth will continue into the future, we are also aware of the concentration risks to our revenue streams created by the size of this fund, despite its flexible mandate. Our compensation program for wholesalers encourages the sales of other products with track records of strong performance. In 2010, we saw wholesalers successfully market additional products to their financial advisor clients, which resulted in Wholesale channel sales for the Ivy Asset Strategy fund decreasing from 63% in 2009 to 60% in 2010, and gross sales of funds other than Asset Strategy reaching a record $5.8 billion. We plan to continue to stress diversification and sales within our focus firms as we enter 2011.

Institutional Channel

        Through this channel, we manage assets in a variety of investment styles for a variety of institutions. The largest client type is funds that hire us to act as subadvisor; they are typically distributors who lack scale or the track record to manage internally, or choose to market multi-manager styles. Our diverse client list also includes corporations, foundations, endowments, Taft-Hartley plans and public funds including defined benefit plans and defined contribution plans. Over time, the Institutional channel has been successful in developing subadvisory relationships. As of December 31, 2010, this type of business comprised close to 60% of the Institutional channel's assets, which management views as a positive development as it believes this type of business is more likely to grow than the defined benefit business.

Service Agreements

        We earn service fee revenues by providing various services to the Funds and their shareholders. Pursuant to the shareholder servicing agreements, we perform shareholder servicing functions for which the Funds pay us a monthly fee, including: maintaining shareholder accounts; issuing, transferring and redeeming shares; distributing dividends and paying redemptions; furnishing information related to the Funds; and handling shareholder inquiries. Pursuant to the accounting service agreements, we provide the Funds with bookkeeping and accounting services and assistance for which the Funds pay us a monthly fee, including: maintaining the Funds' records; pricing Fund shares; and preparing prospectuses for existing shareholders, proxy statements and certain other shareholder reports.

        Agreements with the Funds may be adopted or amended with the approval of the disinterested members of each Fund's board of trustees and have annually renewable terms of one year.

Competition

        The financial services industry is a highly competitive global industry. According to the ICI, at the end of 2010 there were more than 8,500 open-end investment companies of varying sizes, investment policies and objectives whose shares are being offered to the public in the United States alone. Factors affecting our business include brand recognition, business reputation, investment performance, quality of service and the continuity of both client relationships and assets under management. A majority of mutual fund sales go to funds that are highly rated by a small number of well-known ranking services that focus on investment performance. Competition is based on distribution methods, the type and quality of shareholder services, the success of marketing efforts and the ability to develop investment products for certain market segments to meet the changing needs of investors, and to achieve competitive investment management performance.

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

        Our Funds are registered as investment companies with the SEC under the ICA, and various filings are made with states under applicable state rules and regulations. The ICA regulates the relationship between a mutual fund and its investment adviser and prohibits or severely restricts principal transactions and joint transactions. Various regulations cover certain investment strategies that may be used by the Funds for hedging and/or speculative purposes. To the extent the Funds purchase futures contracts, options on futures contracts and foreign currency contracts; they are subject to the commodities and futures regulations of the Commodity Futures Trading Commission.

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

        The Company is also subject to federal and state laws affecting corporate governance, including the Sarbanes-Oxley Act of 2002 ("S-OX"), as well as rules adopted by the SEC. In 2004, we implemented compliance with Section 404 of S-OX. Our related report on internal controls over financial reporting for 2010 is included in Part I, Item 9A.

        As a publicly traded company, we are also subject to the rules of the New York Stock Exchange (the "NYSE"), the exchange on which our stock is listed, including the corporate governance listing standards approved by the SEC.

        Three of our subsidiaries, W&R, LEC and IFDI, are registered as broker/dealers with the SEC and the states. Much of the broker/dealer regulation has been delegated by the SEC to self-regulatory organizations, principally the Municipal Securities Rulemaking Board and the Financial Industry Regulatory Authority ("FINRA"), which is the primary regulator of our broker/dealer activities. These self-regulatory organizations adopt rules (subject to approval by the SEC) that govern the industry and conduct periodic examinations of our operations over which they have jurisdiction. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. Broker/dealers are subject to regulations that cover all aspects of the securities business, including sales practices, market making and trading among broker/dealers, the use and safekeeping of clients' funds and securities, capital structure, record-keeping, and the conduct of directors, officers and employees. Violation of applicable regulations can result in the revocation of broker/dealer licenses, the imposition of censures or fines, and the suspension or expulsion of a firm, its officers or employees.

        W&R, LEC and IFDI are each subject to certain net capital requirements pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Uniform Net Capital Rule 15c3-1 of the Exchange Act (the "Net Capital Rule") specifies the minimum level of net capital a registered broker/dealer must maintain and also requires that part of its assets be kept in a relatively liquid form. The Net Capital Rule is designed to ensure the financial soundness and liquidity of broker/dealers. Any failure to maintain the required minimum net capital may subject us to suspension or revocation of our registration or other limitations on our activity by the SEC, and suspension or expulsion by FINRA or other regulatory bodies, and ultimately could require the broker/dealer's liquidation. The maintenance of minimum net capital requirements may also limit our ability to pay dividends. As of December 31, 2010, 2009 and 2008, net capital for W&R, LEC and IFDI exceeded all minimum requirements.

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

Employees

        At December 31, 2010, we had 1,485 full-time employees, consisting of 1,095 home office and Legend employees and 390 employees responsible for advisor field supervision.

Available Information

        We file reports, proxy statements, and other information with the SEC, copies of which can be obtained from the SEC's Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

        Reports we file electronically with the SEC via the SEC's Electronic Data Gathering, Analysis and Retrieval system ("EDGAR") may be accessed through the Internet. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at www.sec.gov. The Company makes available free of charge our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports under the "Investor Relations" section of our internet website at www.waddell.com as soon as it is reasonably practical after such filing has been made with the SEC.

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

        Regulatory Risk Is Substantial In Our Business And Non-Compliance With Regulations, Or Changes In Regulations, Could Have A Significant Impact On The Conduct Of Our Business And Our Prospects, Revenues And Earnings.    Our investment advisory and broker/dealer businesses are heavily regulated, primarily at the federal level. Non-compliance with applicable laws or regulations could result in sanctions being levied against us, including fines and censures, suspension or expulsion from a certain jurisdiction or market, or the revocation of licenses. Non-compliance with applicable laws or regulations could also adversely affect our reputation, prospects, revenues and earnings. In addition, changes in current legal, regulatory, accounting, tax or compliance requirements or in governmental policies could adversely affect our operations, revenues and earnings by, among other things, increasing expenses and reducing investor interest in certain products we offer. Distribution fees paid to mutual fund distributors in accordance with Rule 12b-1 promulgated under the Investment Company Act of 1940, as amended ("Rule 12b-1") are an important element of the distribution of the mutual funds we manage. The SEC has recently proposed replacing Rule 12b-1 with a new regulation that would significantly change current fund distribution practices in the industry. If this proposed regulation is adopted, it may have a material impact on the compensation we pay to distributors for distributing the mutual funds we manage and/or our ability to recover expenses related to the distribution of our funds, and thus could materially impact our revenue and net income. Additionally, our profitability could be affected by rules and regulations that impact the business and financial communities generally, including changes to the laws governing state and federal taxation.

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

        An Increasing Percentage Of Our Assets Under Management Are Distributed Through Our Wholesale Channel, Which Has Higher Redemption Rates Than Our Traditional Advisors Channel.    In recent years, we have focused on expanding distribution efforts relating to our Wholesale channel. The percentage of our assets under management in the Wholesale channel has increased from 10% at December 31, 2003 to 49% at December 31, 2010, and the percentage of our total sales represented by the Wholesale channel has increased from 17% for the year ended December 31, 2003 to 67% for the year ended December 31, 2010. The success of sales in our Wholesale channel depends upon our maintaining strong relationships with institutional accounts, certain strategic partners and our third party distributors. Many of those distribution sources also offer investors competing funds that are internally or externally managed, which could limit the distribution of our products. The loss of any of these distribution channels and the inability to continue to access new distribution channels could decrease our assets under management and adversely affect our results of operations and growth. There are no assurances that these channels and their client bases will continue to be accessible to us. The loss or diminution of the level of business we do with those providers could have a material adverse effect on our business, especially with the high concentration of assets in certain funds in this channel, namely the Asset Strategy fund. Compared to the industry average redemption rate of 26.3% for the years ended December 31, 2010 and 2009, the Wholesale channel had redemption rates of 29.3% and 24.0% for the years ended December 31, 2010 and 2009, respectively. Redemption rates were 9.3% and 8.4% for our Advisors channel in the same periods, reflecting the higher rate of transferability of investment assets in the Wholesale channel.

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

        We Have Substantial Intangibles On Our Balance Sheet, And Any Impairment Of Our Intangibles Could Adversely Affect Our Results of Operations And Financial Position.    At December 31, 2010, our total assets were approximately $976.9 million, of which approximately $221.2 million, or 23%, consisted of goodwill and identifiable intangible assets. We complete an ongoing review of goodwill and intangible assets for impairment on an annual basis or more frequently whenever events or a change in circumstances warrant. Important factors in determining whether an impairment of goodwill or intangible assets might exist include significant continued underperformance compared to peers, the likelihood of termination or non-renewal of a mutual fund advisory or subadvisory contract or substantial changes in revenues earned from such contracts, significant changes in our business and products, material and ongoing negative industry or economic trends, or other factors specific to each asset or subsidiary being tested. Because of the significance of goodwill and other intangibles to our consolidated balance sheets, the annual impairment analysis is critical. Any changes in key assumptions about our business and our prospects, or changes in market conditions or other externalities, could result in an impairment charge. Any such charge could have a material effect on our results of operations and financial position.

        There May Be Adverse Effects On Our Business And Earnings Upon The Termination Of, Or Failure To Renew, Certain Agreements.    A majority of our revenues are derived from investment management agreements with the Funds that, as required by law, are terminable on 60 days' notice. Each investment management agreement must be approved and renewed annually by the disinterested members of each Fund's board of trustees or its shareholders, as required by law. Additionally, our investment management agreements provide for automatic termination in the event of assignment, which includes a change of control, without the consent of our clients and, in the case of the Funds, approval of the Funds' board of directors/trustees and shareholders to continue the agreements. There can be no assurances that our clients will consent to any assignment of our investment management agreements, or that those and other contracts will not be terminated or will be renewed on favorable terms, if at all, at their expiration and new agreements may not be available. See "Business – Distribution Channels – Wholesale Channel,

Institutional Channel." The decrease in revenues that could result from any such event could have a material adverse effect on our business and earnings.

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

        The Terms Of Our Credit Facility And Senior Unsecured Notes Impose Restrictions On Our Operations That May Adversely Impact Our Prospects And The Operations Of Our Business.    There are no assurances that we

will be able to raise additional capital if needed, which could negatively impact our liquidity, prospects and operations. We have entered into a 3-year revolving credit facility with various lenders providing for total loans of $125.0 million. Under this facility, the lenders may, at their option upon our request, expand the facility to $200.0 million. At February 17, 2011, there was no balance outstanding under the revolving credit facility. We also entered into a note purchase agreement with various purchasers for the sale and issuance of $190.0 million of unsecured senior notes comprised of $95 million of 5.0% senior notes, series A, due 2018 and $95 million of 5.75% senior notes, series B, due 2021, all of which were issued on January 13, 2011. The terms and conditions of our revolving credit facility and note purchase agreement impose restrictions that affect, among other things, our ability to incur additional debt, make capital expenditures and acquisitions, merge, sell assets, pay dividends and create or incur liens. Our ability to comply with the financial covenants set forth in our credit facility and note purchase agreement could be affected by events beyond our control, and there can be no assurance that we will achieve operating results that will comply with such terms and conditions, a breach of which could result in a default under our credit facility and note purchase agreement. In the event of a default under the credit facility and/or note purchase agreement, the banks could elect to declare the outstanding principal amount of our credit facility, all interest thereon, and all other amounts payable under our credit facility to be immediately due and payable, and the Company's obligations under the senior unsecured notes could be accelerated and become due and payable, including any make-whole amount, respectively.

        Our ability to meet our cash needs and satisfy our debt obligations will depend upon our future operating performance, asset values, the perception of our creditworthiness and, indirectly, the market value of our stock. These factors will be affected by prevailing economic, financial and business conditions and other circumstances, some of which are beyond our control. We anticipate that any funds generated by the issuance of our senior unsecured notes and any borrowings from our existing credit facility and/or cash provided by operating activities will provide sufficient funds to finance our business plans, meet our operating expenses and service our debt obligations as they become due. However, in the event that we require additional capital, there can be no assurance that we will be able to raise such capital when needed or on satisfactory terms, if at all, and there can be no assurance that we will be able to renew or refinance our credit facility or senior unsecured notes upon their maturity or on favorable terms. If we are unable to raise capital or obtain financing, we may be forced to incur unanticipated costs or revise our business plan.

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

        Provisions Of Our Organizational Documents Could Deter Takeover Attempts, Which Some Of Our Stockholders May Believe To Be In Their Best Interest.    Under our Restated Certificate of Incorporation, our Board of Directors has the authority, without action by our stockholders, to fix certain terms and issue shares of our Preferred Stock, par value $1.00 per share. Actions of our Board of Directors pursuant to this authority may have the effect of delaying, deterring or preventing a change in control of the Company. Other provisions in our Restated Certificate of Incorporation and in our Amended and Restated Bylaws impose procedural and other requirements that could be deemed to have anti-takeover effects, including replacing incumbent directors. Our Board of Directors is divided into three classes, each of which is to serve for a staggered three-year term after the initial classification and election, and incumbent directors may not be removed without cause, all of which may make it more difficult for a third party to gain control of our Board of Directors. In addition, as a Delaware corporation we are subject to section 203 of the Delaware General Corporation Law. With certain exceptions, section 203 imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our voting stock.

        Our Holding Company Structure Results In Structural Subordination And May Affect Our Ability To Fund Our Operations And Make Payments On Our Debt.    We are a holding company and, accordingly, substantially all of our operations are conducted through our subsidiaries. As a result, our cash flow and our ability to service our debt, including $190 million of our senior notes, are dependent upon the earnings of our subsidiaries and the distribution of earnings, loans or other payments by our subsidiaries to us. Our subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts due on our debt or provide us with funds for our payment obligations, whether by dividends, distributions, loans or other payments. In addition, any payment of dividends, distributions, loans or advances to us by our subsidiaries could be subject to statutory or contractual restrictions. Payments to us by our subsidiaries will also be contingent upon our subsidiaries' earnings and business considerations. Our right to receive any assets of any of our subsidiaries upon their liquidation or reorganization, and therefore the right of the holders of our debt to participate in those assets, would be effectively subordinated to the claims of those subsidiaries' creditors, including trade creditors. In addition, even if we were a creditor of any of our subsidiaries, our rights as a creditor would be effectively subordinate to any security interest in the assets of our subsidiaries and any indebtedness of our subsidiaries senior to that held by us.

ITEM 1B.    Unresolved Staff Comments

        None.

ITEM 2.    Properties

        Our home offices lease approximately 396,000 square feet for Waddell & Reed and Legend located in Overland Park, Kansas and Palm Beach Gardens, Florida, respectively. This figure does not include office space of 41,000 square feet in Boca Raton, Florida, which has been sublet. In addition, we lease office space for financial advisors and sales management in various locations throughout the United States totaling approximately 639,000 square feet. In the opinion of management, the office space leased by the Company is adequate for existing operating needs.

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

        In this action filed December 28, 2009, the Company, along with various of its affiliates, were sued in an individual action, class action and Fair Labor Standards Act ("FLSA") nationwide collective action by two former advisors asserting misclassification of financial advisors as independent contractors instead of employees. Plaintiffs assert claims under the FLSA for minimum wages and overtime wages, and under California Labor Code Statutes for timely pay wages, minimum wages, overtime compensation, meal periods, reimbursement of losses and business expenses and itemized wage statements and a claim for Unfair Business Practices under §17200 of the California Business & Professions Code. Plaintiffs seek declaratory and injunctive relief and monetary damages. The Company intends to vigorously contest plaintiffs' claims.

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

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our Class A common stock ("common stock") is traded on the NYSE under the ticker symbol "WDR." The following table sets forth, for the periods indicated, the high and low sale prices of our common stock, as reported by the NYSE, as well as the cash dividends declared for these time periods:

Market Price

	2010			2009
Quarter	High	Low	Dividends Per Share	High	Low	Dividends Per Share

1	$36.80	$29.68	$0.19	$19.64	$11.40	$0.19
2	39.24	21.80	0.19	28.00	17.16	0.19
3	28.55	21.52	0.19	29.27	23.25	0.19
4	36.47	26.89	0.20	31.50	26.76	0.19

        Year-end closing prices of our common stock were $35.29 and $30.54 for 2010 and 2009, respectively. The closing price of our common stock on February 17, 2011 was $41.91.

        According to the records of our transfer agent, we had 3,311 holders of record of common stock as of February 17, 2011. We believe that a substantially larger number of beneficial stockholders hold such shares in depository or nominee form.

Dividends

        The declaration of dividends is subject to the discretion of the Board of Directors. We intend, from time to time, to pay cash dividends on our common stock as our Board of Directors deems appropriate, after consideration of our operating results, financial condition, cash and capital requirements, compliance with covenants in our revolving credit facility, note purchase agreement and such other factors as the Board of Directors deems relevant. To the extent assets are used to meet minimum net capital requirements under the Net Capital Rule, they are not available for distribution to stockholders as dividends. See Part I, Item 1. "Business—Regulation." We anticipate that quarterly dividends will continue to be paid.

Common Stock Repurchases

        Our Board of Directors has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in our stock-based compensation programs. During the year ended December 31, 2010, we repurchased 2,043,545 shares in the open market and privately at an aggregate cost, including commissions, of $65.9 million, including 426,665 shares from related parties to cover their tax withholdings from the vesting of shares. The aggregate cost of shares obtained from related parties during 2010 was $15.3 million. The purchase price paid by us for private repurchases of our common stock from related parties is the closing market price on the purchase date.

        The following table sets forth certain information about the shares of common stock we repurchased during the fourth quarter of 2010.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under The Program
October 1 - October 31	-	$-	-	n/a	(1)
November 1 - November 30	3,602	31.27	3,602	n/a	(1)
December 1 - December 31	123,646	35.43	123,646	n/a	(1)

Total	127,248	$35.31	127,248

(1)
On August 31, 1998, we announced that our Board of Directors approved a program to repurchase shares of our common stock on the open market. Under the repurchase program, we are authorized to repurchase, in any seven-day period, the greater of (i) 3% of our outstanding common stock or (ii) $50 million of our common stock. We may repurchase our common stock through the NYSE, other national or regional market systems, electronic communication networks or alternative trading systems such as POSIT, during regular or after-hours trading sessions. POSIT is an alternative trading system that uses passive pricing to anonymously match buy and sell orders. To date, we have not used electronic communication networks or alternative trading systems to repurchase any of our common stock and do not intend to use such networks or systems in the foreseeable future. Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased. Our Board of Directors reviewed and ratified the stock repurchase program in July 2004. During the fourth quarter of 2010, all stock repurchases were made pursuant to the repurchase program, including 127,248 shares, reflected in the table above, that were purchased in connection with funding employee income tax withholding obligations arising from the vesting of nonvested shares.

Total Return Performance

Comparison of Cumulative Total Return (1)

        The above graph compares the cumulative total stockholder return on the Company's Class A common stock from December 31, 2005 through December 31, 2010, with the cumulative total return of the Standard & Poor's 500 Stock Index and the SNL Asset Manager Index. The SNL Asset Manager Index is a composite of 31 publicly traded asset management companies (including, among others, the companies in the peer group reviewed by the Compensation Committee for executive compensation purposes) prepared by SNL Financial, Charlottesville, Virginia. The graph assumes the investment of $100 in the Company's Class A common stock and in each of the two indices on December 31, 2005 with all dividends being reinvested. The closing price of the Company's Class A common stock on December 31, 2005 (the last trading day of the year) was $20.97 per share. The stock price performance on the graph is not necessarily indicative of future price performance.

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10

Waddell & Reed Financial, Inc.	100.00	134.04	181.31	80.60	164.29	194.81
SNL Asset Manager	100.00	115.97	132.01	62.74	101.78	117.15
S&P 500	100.00	115.79	122.16	76.96	97.33	111.99

  (1)
  Cumulative Total Return assumes an initial investment of $100 on December 31, 2005, with the reinvestment of all dividends through December 31, 2010.

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

	For the Year Ended December 31,
	2010	2009 (1)	2008 (2)	2007	2006 (3)
	(in thousands, except per share data and number of financial advisors)
Revenues from:
Investment management fees	$457,538	354,593	399,863	372,345	311,525
Underwriting and distribution fees	468,057	378,678	416,762	371,085	317,458
Shareholder service fees	119,290	105,818	102,495	94,124	89,672

Total revenues	1,044,885	839,089	919,120	837,554	718,655
Net income	156,959	105,505	96,163	125,497	46,112
Net income per share (basic)	1.83	1.23	1.12	1.49	0.55
Net income per share (diluted)	1.83	1.23	1.12	1.48	0.54
Dividends declared per common share	$0.77	0.76	0.76	0.68	0.60
Advisor and productivity data:
Gross revenue per advisor	$118.9	92.8	103.0	108.7	99.7
Number of financial advisors (end of period)	1,847	2,393	2,366	2,293	2,255
Average number of financial advisors	2,019	2,336	2,297	2,190	2,290
Wholesale channel data:
Sales (net of commissions)	$14,505,402	14,745,230	15,598,998	9,469,932	4,541,812
Number of external wholesalers	46	34	35	34	26
Institutional channel sales	$3,588,260	1,703,470	2,358,104	1,882,908	968,106

	As of December 31,
	2010	2009	2008	2007	2006
	(in millions)
Assets under management	$83,673	69,783	47,484	64,868	48,401
Balance sheet data:
Goodwill and identifiable intangible assets	221.2	221.2	221.2	228.4	228.4
Total assets	976.9	983.4	775.4	893.8	662.7
Long-term debt	190.0	200.0	200.0	200.0	199.9
Total liabilities	519.8	614.3	455.3	512.1	418.0
Stockholders' equity	457.2	369.1	320.1	381.7	244.7
(1)
Includes a pre-tax charge of $3.7 million ($2.3 million net of tax) to reflect the "other than temporary" decline in value of certain of the Company's investments in affiliated mutual funds as the fair value of these investments had been below cost for an extended period; a pre-tax charge of $1.1 million ($800 thousand net of tax) for severance and other transaction costs in connection with the divestiture of our investment in Austin Calvert & Flavin, Inc. ("ACF"); and tax benefits of $1.6 million related to carrying back a portion of the capital loss generated by the divestiture of our investment in ACF to fully offset capital gains generated during the three year carryback period.

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

Executive Overview

        We are one of the oldest mutual fund and asset management firms in the country, with expertise in a broad range of investment styles and across a variety of market environments. Our earnings and cash flows are heavily dependent on financial market conditions. Significant increases or decreases in the various securities markets can have a material impact on our results of operations, financial condition and cash flows.

Revenue Sources

        We derive our revenues from providing investment management, investment product underwriting and distribution, and shareholder services administration to mutual funds and institutional and separately managed accounts. Investment management fees are based on the amount of average assets under management and are affected by sales levels, financial market conditions, redemptions and the composition of assets. Our underwriting and distribution revenues consist of commissions derived from sales of investment and insurance products, Rule 12b-1 asset-based service and distribution fees, distribution fees on certain variable products, fees earned on fee-based asset allocation products, and related advisory services. The products sold have various commission structures and the revenues received from those sales vary based on the type and amount sold. Shareholder service fee revenue includes transfer agency fees, custodian fees from retirement plan accounts, portfolio accounting and administration fees, and is earned based on assets under management or number of accounts.

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

        Our Advisors channel sales force consists of 1,847 independent financial advisors spread throughout the United States. Our financial advisors carry out our mission of providing financial planning for retirement, education funding, estate planning and other financial needs for our clients. A distinguishing aspect of this channel is its industry low redemption rates, which can be attributed to the personal nature in which our advisors provide service to their clients.

        During 2010, we experienced a decline in our number of financial advisors; however, the decline was not unexpected as we push for higher production from our advisors by increasing minimum production requirements for them to stay licensed with us. Our gross revenue production per advisor increased to $118.9 thousand, or 28%, and gross sales in the channel increased to $3.6 billion, or 13%, during 2010 compared to 2009 despite the decrease in advisor headcount. The recruiting and training of our advisors is a significant effort, so we continue to focus our recruiting efforts on bringing in higher quality advisors.

        Our Wholesale Channel efforts are lead by the solid performance record of the Ivy Funds family. We distribute retail mutual funds through broker/dealers and registered investment advisors, including Legend, and various retirement platforms, through a team of external, internal and hybrid wholesalers. This is our fastest growing distribution channel with sales growth averaging 52% per year since 2006 while assets under management have grown from $10.8 billion to $40.9 billion during the same period.

        The Ivy Funds maintain strong positions on many of the leading third-party distribution platforms, and we continue efforts to diversify our sales by offering to our partners other solid performing funds besides our flagship Asset Strategy fund. During 2010, we had eight funds exceed gross sales of $250 million compared to six in 2009. Sales of products other than our Asset Strategy fund accounted for 40% of total sales during 2010 compared to 37% for 2009. We expect the Wholesale Channel to be critical to driving our organic growth rate in the coming years.

        Through our Institutional channel we manage assets in a variety of investment styles for a variety of types of institutions. The largest client type is funds that hire us to act as subadvisor; they are typically distributors who lack scale or the track record to manage internally, or choose to market multi-manager styles. This is the smallest of our three distribution channels but has recently experienced positive gross sales and net flow trends due to our growing sub-advisory relationships. Our sub-advisory relationships currently account for 60% of the channel's $9.6 billion in assets at the end of 2010.

Operating Results

        The company ended the year with record revenues, eclipsing the billion dollar mark for the first time in its history. Revenue increases relative to fiscal 2009 were reflective of an increase in our average managed assets due to improving equity markets and positive net flows. Average assets under management were $74.0 billion in 2010 compared to $56.6 billion in 2009.

        Net income increased 49% compared to 2009 while our operating margin improved to 24% during 2010, an improvement of 380 basis points compared to 2009. Leverage from higher asset levels coupled with continued focus on cost controls resulted in improvements to our operating margin during 2010.

        Our balance sheet remains strong, as we ended the year with cash and investments of $387.9 million. We renewed our three-year unsecured line of credit in August of 2010 with commitments from a syndicate of banks for $125.0 million, expandable to $200.0 million. We also entered into an agreement in August of 2010 to complete a $190.0 million private placement of Senior Notes, which contained a delayed funding provision and allowed us to draw down the proceeds on January 13, 2011 when the existing senior notes matured. The proceeds were used to refinance the senior unsecured notes that expired January 2011.

Assets Under Management

        Assets under management of $83.7 billion on December 31, 2010 grew 20% compared to the $69.8 billion reported a year earlier due to market appreciation of $8.5 billion and net sales of $4.7 billion, generated primarily by the Wholesale channel.

Change in Assets Under Management (1)

	Advisors Channel	Wholesale Channel	Institutional Channel	Total
	(in millions)
December 31, 2010
Beginning Assets	$29,474	32,818	7,491	69,783
Sales (net of commissions)	3,616	14,505	3,588	21,709
Redemptions	(3,526)	(10,560)	(2,874)	(16,960)

Net Sales	90	3,945	714	4,749
Net Exchanges	(308)	190	116	(2)
Reinvested Dividends and Capital Gains	338	237	114	689

Net Flows	120	4,372	944	5,436
Market Appreciation	3,587	3,693	1,174	8,454

Ending Assets	$33,181	40,883	9,609	83,673

December 31, 2009
Beginning Assets	$23,472	17,489	6,523	47,484
Disposition of Assets	-	-	(488)	(488)
Sales (net of commissions)	3,202	14,745	1,703	19,650
Redemptions	(3,052)	(5,951)	(1,942)	(10,945)

Net Sales	150	8,794	(239)	8,705
Net Exchanges	(197)	150	41	(6)
Reinvested Dividends and Capital Gains	329	124	113	566

Net Flows	282	9,068	(85)	9,265
Market Appreciation	5,720	6,261	1,541	13,522

Ending Assets	$29,474	32,818	7,491	69,783

December 31, 2008
Beginning Assets	$34,562	21,537	8,769	64,868
Sales (net of commissions)	3,724	15,599	2,359	21,682
Redemptions	(3,771)	(8,541)	(1,561)	(13,873)

Net Sales	(47)	7,058	798	7,809
Net Exchanges	(150)	145	-	(5)
Reinvested Dividends and Capital Gains	325	(271)	119	173

Net Flows	128	6,932	917	7,977
Market Depreciation	(11,218)	(10,980)	(3,163)	(25,361)

Ending Assets	$23,472	17,489	6,523	47,484

(1)
Includes all activity of the Funds and institutional and separate accounts, including money market funds and transactions at net asset value, accounts for which we receive no commissions.

        Average assets under management, which are generally more indicative of trends in revenue for providing investment management services than the year over year change in ending assets under management, increased by 31% as compared to 2009.

Average Assets Under Management

	2010		2009		2008
	Average	Percentage of Total	Average	Percentage of Total	Average	Percentage of Total
	(in millions, except percentage data)
Distribution Channel:
Advisors Channel
Equity	$22,430	74%	18,916	74%	24,201	80%
Fixed income	6,614	22%	5,211	20%	4,490	15%
Money market	1,288	4%	1,600	6%	1,428	5%

Total	$30,332	100%	25,727	100%	30,119	100%

Wholesale Channel
Equity	$32,805	92%	22,556	94%	23,268	98%
Fixed income	2,385	7%	1,147	5%	413	2%
Money market	284	1%	301	1%	152	0%

Total	$35,474	100%	24,004	100%	23,833	100%

Institutional Channel
Equity	$7,467	91%	6,208	90%	7,445	93%
Fixed income	732	9%	658	10%	584	7%
Money market	-	-	-	-	-	-

Total	$8,199	100%	6,866	100%	8,029	100%

Total by Asset Class:
Equity	$62,702	85%	47,680	85%	54,914	89%
Fixed income	9,731	12%	7,016	12%	5,487	9%
Money market	1,572	3%	1,901	3%	1,580	2%

Total	$74,005	100%	56,597	100%	61,981	100%

        The following table summarizes our five largest mutual funds as of December 31, 2010 by ending assets under management and investment management fees for the last three years. The assets under management and management fees of our five largest mutual funds are presented as a percentage of our total assets under management and total management fees.

Five Largest Mutual Funds by Ending Assets Under Management and Investment Management Fees

	2010		2009		2008
	Ending	Percentage of Total	Ending	Percentage of Total	Ending	Percentage of Total
	(in millions, except percentage data)
By Assets Under Management:
Ivy Asset Strategy	$25,106	30%	20,029	29%	10,430	22%
Ivy Global Natural Resources	6,252	7%	5,736	8%	2,618	5%
Advisors Asset Strategy	3,328	4%	3,235	5%	2,411	5%
Advisors Core Investment	2,888	3%	2,657	4%	2,377	5%
Advisors Science & Technology	2,369	3%	2,289	3%	1,670	4%

Total	$39,943	47%	33,946	49%	19,506	41%

	(in thousands, except percentage data)
By Management Fees:
Ivy Asset Strategy	$123,638	27%	82,313	23%	71,957	18%
Ivy Global Natural Resources (1)	43,839	10%	34,353	10%	56,247	14%
Advisors Asset Strategy	20,402	4%	18,139	5%	19,966	5%
Advisors Science & Technology	18,379	4%	15,953	4%	19,202	5%
Advisors Core Investment	16,976	4%	15,118	4%	21,053	5%

Total	$223,234	49%	165,876	46%	188,425	47%

(1)
For the years ended December 31, 2010, 2009 and 2008, we paid subadvisory fees of $22.1 million, $17.3 million and $28.8 million, respectively.

Results of Operations

Net Income

	For the Year Ended December 31,			Variance
				2010 vs. 2009	2009 vs. 2008
	2010	2009	2008
	(in thousands, except percentage data)
Net Income	$156,959	105,505	96,163	49%	10%
Earnings per share:
Basic	$1.83	1.23	1.12	49%	10%
Diluted	$1.83	1.23	1.12	49%	10%
Operating Margin	24%	20%	18%	4%	2%

        We reported net income of $157.0 million, or $1.83 per diluted share, in 2010 compared to $105.5 million, or $1.23 per diluted share, in 2009 and $96.2 million, or $1.12 per diluted share, in 2008.

Special Items Included in 2009 and 2008 Results

        On July 15, 2009, the Company completed the sale of its wholly-owned subsidiary, Austin Calvert & Flavin, Inc. ("ACF"), pursuant to a stock purchase agreement dated June 26, 2009. Prior to the closing date, ACF had 10 employees and assets under management of $488.0 million. The agreement included an earnout provision based on a percentage of revenues on existing accounts over the three-year period subsequent to the closing date. The earnout provision was fully settled with a payment received during 2010. For tax purposes, this sale resulted in a capital loss of $28.4 million, a portion of which was utilized to offset capital gains in that and prior periods.

        Operating results for 2009 include charges for severance and other transaction costs of $1.1 million in connection with the divestiture of our investment in ACF and are included in general and administrative expenses in the consolidated statement of income. We also recorded a charge of $3.7 million in investment and other income in the consolidated statement of income to reflect the "other than temporary" decline in value of certain of the Company's investments in affiliated mutual funds as the fair value of these investments had been below cost for an extended period.

        Operating results for 2008 include a restructuring charge of $16.5 million, a goodwill impairment charge of $7.2 million related to ACF based on declines in ACF's assets under management and the related adverse impact on its earnings potential, and $6.5 million in additional amortization to reduce our deferred sales commission asset. Each of these items is described in detail in the narrative that follows.

Total Revenues

        Total revenues increased 25% in 2010 compared to 2009, attributable to an increase in average assets under management of 31% and an increase in gross sales of 10%, while total revenues decreased 9% in

2009 compared to 2008, attributable to a decline in average assets under management of 9% and a decrease in gross sales of 9%.

	For the Year Ended December 31,			Variance
				2010 vs. 2009	2009 vs. 2008
	2010	2009	2008
	(in thousands, except percentage data)
Investment management fees	$457,538	354,593	399,863	29%	-11%
Underwriting and distribution fees	468,057	378,678	416,762	24%	-9%
Shareholder service fees	119,290	105,818	102,495	13%	3%

Total revenues	$1,044,885	839,089	919,120	25%	-9%

Investment Management Fee Revenues

        Investment management fee revenues are earned for providing investment advisory services to the Funds and to institutional and separate accounts. Investment management fee revenues increased $102.9 million, or 29%, in 2010 and decreased $45.3 million, or 11%, in 2009.

        Revenues from investment management services provided to our retail mutual funds, which are distributed through the Advisors, Wholesale and Institutional channels, were $424.1 million in 2010 and increased $97.8 million, or 30%, compared to 2009, while the related retail average assets increased 32%. Investment management fee revenues increased less than the related retail average assets due to the effect of recording management fee waivers, mostly money market, as an offset to investment management fees beginning in the third quarter of 2010. Revenues from investment management services provided to our retail mutual funds were $326.3 million in 2009 and decreased $38.4 million, or 11%, compared to 2008, while the related retail average assets decreased 8%. Retail sales were $18.1 billion, $17.9 billion and $19.3 billion in 2010, 2009 and 2008, respectively.

        Prior to the sale of ACF effective July 15, 2009, ACF had assets under management of $488.0 million, which along with related investment management fee revenues, were previously included in the Institutional channel.

        Institutional and separate account revenues were $33.4 million, $28.3 million and $35.2 million in 2010, 2009 and 2008, respectively. The increase in account revenues in 2010 was primarily attributable to a 19% increase in average assets. While the decrease in account revenues in 2009 compared to the previous year was partially due to the sale of ACF, we experienced a further decline in average assets of 12%, and a management fee rate decrease on certain institutional accounts.

        We ended the year with $83.7 billion in assets under management compared to the annual average for 2010 of $74.0 billion. This higher asset base, if combined with continued market improvement, would result in an increase to investment management fee revenues for 2011.

        Long-term redemption rates (which exclude money market fund redemptions) in the Advisors channel were 9.3% in 2010 compared to 8.4% and 8.9% in 2009 and 2008, respectively. In the Wholesale channel, long-term redemption rates were 29.3% in 2010, compared to 24.0% in 2009 and 35.5% in 2008. The Wholesale channel's elevated redemption rate in 2008 was a direct consequence of the volatility in the financial markets that occurred during the second half of that year. We expect the Advisors channel long-term redemption rate to remain lower than that of the Wholesale channel due to the personal and customized nature in which our financial advisors provide service to our clients.

        The long-term redemption rate for our Institutional channel was 35.1% in 2010 compared to 28.3% in 2009 and 19.4% in 2008. Subadvisory and defined contribution pension business comprise close to 60% of the Institutional channel's assets as of December 31, 2010 and unlike defined benefit pension accounts, the active daily flows in or out of these accounts has resulted in an increase in contributions and withdrawals and has impacted the channel's redemption rate increase.

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

        Under a Rule 12b-1 service plan, the Funds may charge a maximum fee of 0.25% of the average daily net assets under management for expenses paid to broker/dealers and other sales professionals in connection with providing ongoing services to the Funds' shareholders and/or maintaining the Funds' shareholder accounts, with the exception of the Funds' Class R shares, for which the maximum fee is 0.50%. The Funds' Class B and Class C shares may charge a maximum of 0.75% of the average daily net assets under management under a Rule 12b-1 distribution plan to broker/dealers and other sales professionals for their services in connection with distributing shares of that class. The Rule 12b-1 plans are subject to annual approval by the Funds' board of directors/trustees, including a majority of the disinterested members, by votes cast in person at a meeting called for the purpose of voting on such approval. All Funds may terminate the service plan at any time with approval of fund directors or portfolio shareholders (a majority of either) without penalty.

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

Underwriting and Distribution Fee Revenues and Expenses

        The following tables illustrate our underwriting and distribution fee revenues and expenses segregated by distribution channel for the years ended December 31, 2010, 2009 and 2008:

	Total
				2010 vs. 2009	2009 vs. 2008
	2010	2009	2008
	(in thousands, except percentage data)
Revenue	$468,057	378,678	416,762	24%	-9%
Expenses:
Direct	409,912	325,836	361,005	26%	-10%
Indirect	133,692	124,089	135,817	8%	-9%

Total Expenses	543,604	449,925	496,822	21%	-9%

Net Underwriting & Distribution	$(75,547)	(71,247)	(80,060)	-6%	11%

	Advisors Channel
				2010 vs. 2009	2009 vs. 2008
	2010	2009	2008
Revenue	$252,107	213,258	235,343	18%	-9%
Expenses:
Direct	177,158	147,469	163,183	20%	-10%
Indirect	87,731	83,917	92,384	5%	-9%

Total Expenses	264,889	231,386	255,567	14%	-9%

Net Underwriting & Distribution	$(12,782)	(18,128)	(20,224)	29%	10%

	Wholesale Channel
				2010 vs. 2009	2009 vs. 2008
	2010	2009	2008
Revenue	$215,950	165,420	181,419	31%	-9%
Expenses:
Direct	232,754	178,367	197,822	30%	-10%
Indirect	45,961	40,172	43,433	14%	-8%

Total Expenses	278,715	218,539	241,255	28%	-9%

Net Underwriting & Distribution	$(62,765)	(53,119)	(59,836)	-18%	11%

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

        We divide the costs of underwriting and distribution into two components—direct costs and indirect costs. Direct selling costs fluctuate with sales volume, such as advisor commissions and commission overrides paid to field management, advisor incentive compensation, commissions paid to third parties and to our own wholesalers, and related overrides in our Wholesale channel. Direct selling costs also fluctuate with assets under management, such as Rule 12b-1 service and distribution fees paid to the same parties. Indirect selling costs are fixed costs that do not necessarily fluctuate with sales levels. Indirect costs include expenses incurred by our home office and field offices such as wholesaler salaries, marketing costs, promotion and distribution of our products through the Advisors and Wholesale channels; support and management of our financial advisors such as field office overhead, sales programs and technology infrastructure; and costs of managing and supporting our wholesale efforts through technology infrastructure and personnel. While the Institutional channel does have marketing expenses, those expenses are accounted for in compensation and related costs and general and administrative expense instead of underwriting and distribution because of the channel's integration with our investment management division, its relatively small size and the fact that there are no Rule 12b-1 fees, loads, CDSCs, or any other charges to separate account clients except investment management fees.

        We recover certain of our underwriting and distribution costs through Rule 12b-1 service and distribution fees, which are paid by the Funds. All Rule 12b-1 service and distribution fee revenue received from the Funds is recorded on a gross basis.

        Underwriting and distribution revenues earned in 2010 increased by $89.4 million, or 24%, compared to 2009. A majority of the increase in revenues was due to higher Rule 12b-1 asset-based service and distribution fees of $56.7 million as a result of an increase in average mutual fund assets under management. Revenues from fee-based asset allocation products increased $20.5 million compared to the prior year. Higher advisory fees and point of sale commissions earned by Legend increased revenue by $7.9 million compared to the prior year. Revenues from front-load product sales sold in the Advisors channel increased by $5.1 million, which included an increase in variable annuity revenues of $2.3 million year over year. Offsetting these increases, insurance-related revenues decreased $2.7 million.

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

        Underwriting and distribution expenses in 2010 increased by $93.7 million, or 21%, compared to 2009. A significant part of this increase was attributed to higher direct expenses in the Wholesale channel of $54.4 million as a result of an increase in average wholesale assets under management, minimally offset by lower sales volume year over year. We incurred higher dealer compensation paid to third party distributors, increased Rule 12b-1 asset-based service and distribution expenses and higher amortization expense of deferred sales commissions, partially offset by lower wholesaler commissions. Direct expenses in the Advisors channel increased $29.7 million, or 20%, compared to 2009 due to increased commissions related to the sale of fee-based asset allocation products of $13.8 million, higher Rule 12b-1 asset-based service and distribution commissions of $12.3 million, higher point of sale commissions on front-load product sales of $4.6 million, partially offset by lower commissions on insurance products of $1.7 million. Indirect expenses increased a total of $9.6 million compared to 2009. The increase in indirect expenses in the Advisors channel of $3.8 million was due to increased employee compensation and benefits expenses and information technology costs. The indirect expenses increase of $5.8 million in the Wholesale channel was due to increased employee compensation and benefits expenses, higher marketing costs and higher business meeting and travel expenses.

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

Shareholder Service Fee Revenues

        Shareholder service fee revenues include transfer agency fees, custodian fees from retirement plan accounts, and portfolio accounting and administration fees. Portfolio accounting and administration fees are asset-based revenues or account-based revenues while transfer agency fees and custodian fees from retirement plan accounts are based on the number of accounts. During 2010, shareholder service fee revenues increased $13.5 million, or 13%, over 2009. Of this increase, $8.3 million was due to higher asset-based fees year over year in certain share classes and $5.2 million was attributable to account-based revenues, due to a 7% increase in the average number of accounts.

        During 2009, shareholder service fee revenues increased $3.3 million, or 3%, over 2008, due to higher asset-based fees of $2.2 million year over year in certain share classes and $1.1 million attributable to account-based revenues, due to a 3% increase in the average number of accounts.

Total Operating Expenses

        Operating expenses increased $125.1 million, or 19%, in 2010 compared to 2009 primarily due to increased underwriting and distribution expenses and compensation and related costs. Underwriting and distribution expenses are discussed above.

        Operating expenses decreased $84.5 million, or 11%, in 2009 compared to 2008 primarily due to decreased underwriting and distribution expenses and subadvisory fees, as well as a $16.5 million restructuring charge recorded in general and administrative and a $7.2 million goodwill impairment charge, both recorded in 2008.

	For the Year Ended December 31,			Variance
				2010 vs. 2009	2009 vs. 2008
	2010	2009	2008
	(in thousands, except percentage data)
Underwriting and distribution	$543,604	449,925	496,822	21%	-9%
Compensation and related costs	142,255	124,463	119,057	14%	5%
General and administrative	66,703	58,034	76,370	15%	-24%
Subadvisory fees	27,823	23,202	41,122	20%	-44%
Depreciation	14,030	13,653	13,198	3%	3%
Goodwill impairment	-	-	7,222	NM	NM

Total operating expenses	$794,415	669,277	753,791	19%	-11%

Compensation and Related Costs

        Compensation and related costs in 2010 increased $17.8 million, or 14%, compared to 2009. Share-based compensation accounted for $9.8 million of the increase primarily due to higher amortization expense associated with our April 2009, December 2009 and April 2010 grants of nonvested stock compared to grants that became fully vested in 2010. Base salaries and payroll taxes contributed $5.8 million to the increase, due to an increase in average headcount of 6.1% and annual merit increases during 2010. We also experienced higher incentive compensation expense of $2.8 million and higher savings plan costs of $1.4 million. These expense increases were offset by increased capitalized software development activities of $1.5 million, primarily due to technology and compliance initiatives, and lower group insurance costs of $800 thousand compared to 2009 based on favorable claims experience.

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

        General and administrative expenses increased $8.7 million in 2010 compared to 2009. Higher costs for third party subaccounting and networking fees for certain share classes and computer services were primarily responsible for the increase.

        General and administrative expenses decreased $18.3 million for the year ended December 31, 2009 compared to the prior year. Fiscal year 2008 included a $16.5 million restructuring charge related to the voluntary separation of 169 employees and the termination of various projects under development. The $16.5 million charge was comprised of $15.0 million in employee compensation and other benefit costs, $795 thousand for accelerated vesting of nonvested stock and $717 thousand in project development costs, including $500 thousand for the early termination of a contract. We also recorded a $1.6 million charge for the settlement of miscellaneous litigation in 2008. Excluding these charges, general and administrative expenses decreased $200 thousand compared to 2008. These lower costs were due to a focus on cost control in the areas of business meetings and travel and personnel recruiting, offset partially by increased expenses for third party subaccounting and networking fees and fund expenses.

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

Subadvisory Fees

        Subadvisory fees represent fees paid to other asset managers for providing advisory services for certain mutual fund portfolios. These expenses reduce our operating margin since we pay out approximately half of our management fee revenue received from subadvised products. Gross management fee revenues for products subadvised by others were $55.3 million for the year ended December 31, 2010 compared to $46.0 million and $81.0 million for 2009 and 2008, respectively, due to a 22% increase in average assets from 2009 to 2010 and a decrease in average assets of 45% from 2008 to 2009. Subadvisory expenses followed the same pattern for the past three years. We began direct management of three previously subadvised funds during 2009, which contributed to the decline in both subadvisory revenues and expenses in 2009 compared to the previous year.

        Subadvised assets under management at December 31, 2010 were $7.8 billion compared to the annual average of $6.8 billion for 2010. Since subadvisory expenses are a function of sales, redemptions and market action for subadvised assets, the higher asset base will likely result in an increase to both gross management fee revenues and subadvisory expenses for the coming year.

Other Income and Expenses

Investment and Other Income

        Investment and other income for 2010 increased by $3.7 million compared to 2009. Included in 2009 is a non-cash charge of $3.7 million to reflect the "other than temporary" impairment of certain of the Company's investments in available for sale affiliated mutual funds as the fair value of those investments was below cost for an extended period. Excluding the impairment in 2009, investment and other income was unchanged from 2009 to 2010. We recorded realized gains on the sale of available for sale mutual funds of $2.9 million during 2010 compared to $2.6 million in 2009. Increased gains on our trading portfolio of $500 thousand compared to 2009 and the collection of notes receivable from a partnership that were written off in previous years also contributed to the year over year change. Offsetting these gains was a $1.5 million write-down of the Company's investment in a limited partnership during 2010.

        Investment and other income increased $1.9 million in 2009 compared to 2008. Excluding the $3.7 million impairment in 2009, investment and other income increased $5.6 million compared to 2008. Mark-to-market gains in our trading portfolio accounted for an increase of $10.1 million year over year.

Gains on mutual fund holdings in our trading portfolio were $4.6 million compared to losses of $5.5 million in 2008. Gains from the sale of available for sale mutual fund holdings in 2009 were $2.6 million and there were no gains from the sale of available for sale mutual fund holdings in 2008. These increases were partially offset by lower investment income of $5.3 million due to lower average balances and lower effective interest rates on cash and short-term investments in 2009, other write-downs of $1.0 million and lower dividend income on available for sale mutual fund holdings of $800 thousand.

Interest Expense

        Interest expense was $12.7 million in both 2010 and 2009. Higher costs associated with our $125.0 million credit facility, which was renewed in October 2010, were offset by lower interest costs on our senior unsecured notes. During the first quarter of 2010, we repurchased $10.0 million of these notes. In January 2011 we completed a refinancing of our notes with more favorable terms, which will result in lower interest expense in 2011 compared to 2010.

        Interest expense increased $600 thousand in 2009 compared to 2008 due to increased costs associated with our $125.0 million credit facility, which was renewed in October 2009.

Income Taxes

        Our effective income tax rate was 36.3%, 34.9%, and 38.5% in 2010, 2009 and 2008, respectively. During 2009, the Company's sale of ACF generated a capital loss available for offsetting potential future and prior period capital gains. Due to the character of the loss and the limited carryforward period permitted by law, a valuation allowance was recorded on a portion of this capital loss. The higher effective tax rate in 2010 was primarily a result of less utilization of the capital loss in 2010 as compared to 2009. During 2010, realized capital gains and an increase in the fair value of our investment portfolios in 2010 allowed for the release of $3.6 million of the valuation allowance against deferred tax assets which are capital in nature. Of this decrease to the valuation allowance, $2.7 million was recorded as a credit to tax expense and, as a result, decreased our effective tax rate. In 2009, the Company was able to recognize the tax benefits for the carryback of capital losses, which offset taxes paid on capital gains in previous years. The higher effective tax rate in 2008 was primarily the result of the ACF goodwill impairment charge, which was nondeductible for tax purposes. Our 2010 effective tax rate, removing the effect of the valuation allowance, would have been 37.4%. Our 2009 effective tax rate, removing the effects of the loss on the sale of ACF and the establishment of a corresponding valuation allowance, would have been 36.8%. Our 2008 effective tax rate, removing the effects of the nondeductible goodwill impairment charge, would have been 36.9%. The effective income tax rate, exclusive of the ACF loss and valuation allowance, increased in 2010 over that of 2009 due to fewer state tax incentives related to capital expenditures made by the Company in 2010 as compared to 2009 and changes in state legislation in jurisdictions in which the Company operates. The effective tax rate in 2009 decreased slightly as compared to 2008 due to the Company generating larger state tax incentives in 2009 than those generated in 2008.

Liquidity and Capital Resources

        The following table summarizes certain key financial data relating to our liquidity and capital resources:

	For the Year Ended December 31,			Variance
				2010 vs. 2009	2009 vs. 2008
	2010	2009	2008
	(in thousands, except percentage data)
Balance Sheet Data:
Cash and cash equivalents	$195,315	244,359	210,328	-20%	16%
Cash and cash equivalents - restricted	81,197	72,941	48,713	11%	50%
Investment securities	192,611	70,524	58,684	173%	20%
Long-term debt	189,999	199,984	199,969	-5%	0%
Cash Flow Data:
Operating cash flows	140,643	155,179	123,911	-9%	25%
Investing cash flows	(67,806)	(29,488)	(23,963)	130%	23%
Financing cash flows	(121,881)	(91,660)	(153,534)	-33%	40%

        Our operations provide much of the cash necessary to fund our priorities, as follows:

  •
  Finance internal growth

  •
  Pay dividends

  •
  Repurchase our stock

Finance Internal Growth

        We use cash to fund growth in our distribution channels. Our Wholesale channel, which has a higher cost to gather assets, requires cash outlays for wholesaler commissions and commissions to third parties on deferred load product sales. We continue to invest in our Advisors channel by providing additional support to our advisors through wholesaling efforts and enhanced technology tools.

Pay Dividends

        The Board of Directors approved an increase in the quarterly dividend on our common stock from $0.19 per share to $0.20 per share beginning with our fourth quarter 2010 dividend, paid on February 1, 2011. Dividends on our common stock resulted in financing cash outflows of $65.2 million, $65.0 million and $63.7 million in 2010, 2009 and 2008, respectively.

Repurchase Our Stock

        In 2010, we repurchased 2.0 million of our shares, compared to 1.9 million shares and 3.8 million shares in 2009 and 2008, respectively, which included 426,665 shares, 327,301 shares and 430,145 shares from employees who elected to tender shares to cover their minimum tax withholdings with respect to vesting of stock awards during the years ended December 31, 2010, 2009 and 2008, respectively.

        In the future, we plan to repurchase shares, at a minimum, to offset dilution from shares issued for employee share plans. During 2011, we estimate that we will repurchase approximately 482,000 shares from employees who elect to tender shares to cover their minimum tax withholdings arising from the vesting of nonvested shares.

Operating Cash Flows

        Cash from operations is our primary source of funds and decreased $14.5 million in the current year. The decrease is due to the purchase of trading securities in 2010 and an increase in deferred sales commission payments related to sales of deferred load and fee based products, partially offset by higher net income, higher non-cash amortization of deferred sales commissions in 2010 and higher non-cash share-based compensation expense.

        The payable to investment companies for securities account can fluctuate significantly based on trading activity at the end of a reporting period, and from December 31, 2009 to December 31, 2010 there was a significant decrease in Fund shareholder investments received prior to the balance sheet date that were in the process of being invested in the Funds. On December 31, 2009, the Company changed the trustee of its 401(k) plan. Approximately $100 million of the payable to investment companies for securities balance was due to the transfer of assets between trustees. As a result, on our consolidated balance sheet there was a decrease in both the payable to investment companies and a decrease in the receivable account from December 31, 2009 to December 31, 2010. On the statement of cash flows, there were corresponding increases and decreases to cash from operations. There is no impact to the Company's liquidity and operations for the variations in these accounts.

        We pay our financial advisors and third parties upfront commissions on the sale of Class B shares, Class C shares and certain fee-based asset allocation products. Funding of such commissions during the years ended December 31, 2010, 2009 and 2008 totaled $59.0 million, $54.7 million and $69.5 million, respectively. The drivers of commission funding in 2010 were Class C shares, for which $25.9 million was funded, and fee-based asset allocation products, for which $24.8 million was funded. The primary driver of commission funding in 2009 and 2008 was Class C shares, for which $29.8 million and $40.3 million of commissions were funded, respectively. Management expects future cash requirements for sales commissions may exceed the level experienced in previous years due to increased sales in our fee-based asset allocation products and sales growth in the sale of Class C shares.

        We made a $10.0 million contribution to our non-contributory retirement plan in January 2011 and do not expect to make an additional contribution for the remainder of the year.

Investing Cash Flows

        Investing activities consist primarily of the purchase and sale of available for sale investment securities, as well as capital expenditures. We expect our 2011 capital expenditures to be in the range of $15.0 to $20.0 million.

Financing Cash Flows

        As noted previously, dividends and stock repurchases accounted for a majority of our financing cash outflows in 2010.

        Additionally, during 2010 we repurchased $10.0 million of our $200.0 million aggregate principal amount 5.6% senior notes due January 2011 (the "Notes"). On August 31, 2010, the Company entered into an agreement to complete a $190.0 million private placement of Senior Notes (the "Senior Notes"). The agreement contained a delayed funding provision which allowed the Company to draw down the proceeds in January, 2011 when the existing Notes matured. The Company used the proceeds of the issuance and sale of the Senior Notes to repay in full the Notes expiring in January 2011. The Senior Notes are unsecured and were issued in two tranches: $95.0 million bearing interest at 5% and maturing January 13, 2018 (the "Series A Notes") and $95.0 million bearing interest of 5.75% and maturing January 13, 2021 (the "Series B Notes") (collectively, the "Senior Notes"). Interest will be payable semi-annually in January and July of each year.

        Simultaneous with the refinancing of our senior notes, the Company entered into a three year revolving credit facility (the "New Credit Facility") with various lenders, effective August 31, 2010, which initially provides for borrowings of up to $125.0 million and replaced the Company's previous revolving credit facility. Lenders could, at their option upon the Company's request, expand the facility to $200.0 million. At December 31, 2010, there were no borrowings outstanding under the New Credit Facility. Both the New Credit Facility and Senior Notes contain financial covenants with respect to leverage and interest coverage, both of which we were in compliance with throughout fiscal 2010.

Short Term Liquidity and Capital Requirements

        Management believes its available cash, marketable securities and expected cash flow from operations will be sufficient to fund its short-term operating and capital requirements during 2011. Expected short-term uses of cash include dividend payments, interest payments on outstanding debt, income tax payments, seed money for new products, share repurchases, payment of deferred commissions to our financial advisors and third parties, capital expenditures and home office leasehold improvements, and could include strategic acquisitions.

Long Term Liquidity and Capital Requirements

        Expected long-term capital requirements include indebtedness, operating leases and purchase obligations, and potential recognition of tax liabilities, summarized in the following table as of December 31, 2010. Purchase obligations include amounts that will be due for the purchase of goods and services to be used in our operations under long-term commitments or contracts. The majority of our purchase obligations are reimbursable to us by the Funds.

	Total	2011	2012- 2013	2014- 2015	Thereafter/ Indeterminate
	(in thousands)
Long-term debt obligations, including interest	$195,320	195,320	-	-	-
Non-cancelable operating lease commitments	100,240	20,281	30,965	16,501	32,493
Purchase obligations	85,204	40,814	38,464	4,731	1,195
Unrecognized tax benefits	6,613	-	-	-	6,613

	$387,377	256,415	69,429	21,232	40,301

        Other possible long-term discretionary uses of cash could include capital expenditures for enhancement of technology infrastructure and home office expansion, strategic acquisitions, payment of dividends, income tax payments, seed money for new products, payment of upfront fund commissions for Class B shares, Class C shares and certain fee-based asset allocation products, pension funding and repurchases of our common stock.

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

Accounting for Goodwill and Intangible Assets

        As of December 31, 2010, our total goodwill and intangible assets were $221.2 million, or 23%, of our total assets. Two significant considerations arise with respect to these assets that require management estimates and judgment: (i) the valuation in connection with the initial purchase price allocation, and (ii) the ongoing evaluation of impairment.

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

Accounting for Income Taxes

        In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain. In addition, respective tax authorities periodically audit our income tax returns. These audits examine our significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions. We adjust our income tax provision in the period in which we determine the actual outcomes will likely be different from our estimates. The recognition or derecognition of income tax expense related to uncertain tax positions is determined under the guidance as prescribed by Accounting Standards Codification ("ASC") "Income Taxes Topic," ASC 740. During 2010, 2009, and 2008, the Company settled nine open tax years, three open tax years, and five open tax years, respectively, that were undergoing audit by state jurisdictions in which the Company operates. These audits were settled in all material respects with no significant adjustments. The Company is currently undergoing audits in various other state jurisdictions which have not yet been settled.

        We recognize an asset or liability for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, including the determination of any valuation allowance that might be required for deferred tax assets. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of assets are recovered or liabilities are settled. During 2009, the Company sold a subsidiary which generated a capital loss available to offset potential future capital gains. Due to the character of the loss and the limited carryforward period permitted by law, the Company may not realize the full tax benefit of the capital loss. The capital loss carryforward, if not utilized, will expire in 2014. Management believes it is not more likely than not that the Company will generate sufficient future capital gains to realize the full benefit of this capital loss. Accordingly, a valuation allowance has been recorded on a portion of this capital loss as of December 31, 2010 and December 31, 2009. Also as of December 31, 2010, two of the Company's subsidiaries have state net operating loss carryforwards in certain states in which those companies file on a separate company basis. These entities have recognized a deferred tax asset for such carryforwards. The carryforwards, if not utilized, will expire between 2011 and 2030. Management believes it is not more likely than not that the subsidiaries will generate sufficient future taxable income in these states to realize the benefit of these state net operating loss carryforwards and, accordingly, a valuation allowance has been recorded at December 31, 2010 and December 31, 2009. We have not recorded a valuation allowance on any other deferred tax assets as of the current reporting period based on our belief that operating income will, more likely than not, be sufficient to realize the benefit of these assets over time. In the event that actual results differ from estimates or if our historical trend of positive operating income changes, we may be required to record a valuation allowance on deferred tax assets, which could have a significant effect on our consolidated financial condition and results of operations. Finally, income taxes are recorded at the rates in effect in the various tax jurisdictions in which we operate. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.

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

        In 2010, we decreased the discount rate for our pension and postretirement plans to 6.00% from 6.25% used in 2009 and 6.75% used in 2008 to reflect market interest rates. We continue to assume long-term asset returns of 7.75% on the assets in our pension plan, the same as our assumption in 2009 and 2008. Our pension plan assets at December 31, 2010 were 100% invested in the Asset Strategy style and we have targeted this same investment strategy going forward.

        The effect of hypothetical changes to selected assumptions on the Company's retirement benefit plans would be as follows:

		December 31, 2010	December 31, 2011
Assumptions	Change	Increase (Decrease) PBO/APBO (1)	Increase (Decrease) Expense (2)

(in thousands)
Pension
Discount rate	+/-50 bps	$(6,092)/11,856	$(693)/1,713
Expected return on assets	+/-50 bps	N/A	(564)/564
OPEB
Discount rate	+/-50 bps	(266)/288	(46)/47
Health care cost trend rate	+/-100 bps	562/(487)	98/(83)

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

Interest Rate Sensitivity

        Our interest sensitive liabilities include our long-term fixed rate senior notes and obligations for any balances outstanding under our credit facility or other short-term borrowings. Increases in market interest rates would generally cause a decrease in the fair value of the senior notes and an increase in interest expense associated with short-term borrowings and borrowings under the credit facility. Decreases in market interest rates would generally cause an increase in the fair value of the senior notes and a decrease in interest expense associated with short-term borrowings and borrowings under the credit facility. We had no short-term borrowings outstanding as of December 31, 2010.

Available for Sale Investments Sensitivity

        We maintain an investment portfolio of various holdings, types and maturities. Our portfolio is diversified and consists primarily of investment grade debt securities and equity mutual funds. A portion of investments are classified as available for sale investments. At any time, a sharp increase in interest rates or a sharp decline in the United States stock market could have a significant negative impact on the fair value of our investment portfolio. If a decline in fair value is determined to be other than temporary by management, the cost basis of the individual security or mutual fund is written down to fair value. We do not currently hedge these exposures. Conversely, declines in interest rates or a sizeable rise in the United States stock market could have a significant positive impact on our investment portfolio. However, unrealized gains are not recognized in operations on available for sale securities until they are sold.

Securities Price Sensitivity

        Our revenues are dependent on the underlying assets under management in the Funds to which investment advisory services are provided. The Funds include portfolios of investments comprised of various combinations of equity, fixed income and other types of securities and commodities. Fluctuations in the value of these securities are common and are generated by numerous factors, including, without limitation, market volatility, the overall economy, inflation, changes in investor strategies, availability of alternative investment vehicles, government regulations and others. Accordingly, declines in any one or a combination of these factors, or other factors not separately identified, may reduce the value of investment securities and, in turn, the underlying assets under management on which our revenues are earned. These declines have an impact in our investment sales, thereby compounding the impact on our earnings.

ITEM 8.    Financial Statements and Supplementary Data

        Reference is made to the Consolidated Financial Statements referred to in the Index on page 48 setting forth our consolidated financial statements, together with the report of KPMG LLP dated February 24, 2011 on page 49.

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

  Based on our evaluation under the framework in "Internal Control-Integrated Framework," management concluded that, as of December 31, 2010, our internal control over financial reporting was effective. KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, also audited the effectiveness of our internal control over financial reporting as of December 31, 2010, as stated in their attestation report which follows.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Waddell & Reed Financial, Inc.:

We have audited Waddell & Reed Financial, Inc.'s (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Waddell & Reed Financial Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Waddell & Reed Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Waddell & Reed Financial, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders' equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 24, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Kansas City, Missouri
February 24, 2011

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

ITEM 9B.    Other Information.

        None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

        Information required by this Item 10. is incorporated herein by reference to our definitive proxy statement for our 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 11.    Executive Compensation

        Information required by this Item 11. is incorporated herein by reference to our definitive proxy statement for our 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information required by this Item 12. is incorporated herein by reference to our definitive proxy statement for our 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

        Information required by this Item 13. is incorporated herein by reference to our definitive proxy statement for our 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 14.    Principal Accounting Fees and Services

        Information required by this Item 14. is incorporated herein by reference to our definitive proxy statement for our 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements.
Reference is made to the Index to Consolidated Financial Statements on page 48 for a list of all financial statements filed as part of this Report.
(a)(2)	Financial Statement Schedules.
None.
(b)	Exhibits.
Reference is made to the Index to Exhibits beginning on page 84 for a list of all exhibits filed as part of this Report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Overland Park, State of Kansas, on February 25, 2011.

WADDELL & REED FINANCIAL, INC.
By:	/s/ HENRY J. HERRMANN Henry J. Herrmann Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ HENRY J. HERRMANN Henry J. Herrmann	Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	February 25, 2011
/s/ DANIEL P. CONNEALY Daniel P. Connealy	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2011
/s/ BRENT K. BLOSS Brent K. Bloss	Senior Vice President – Finance and Treasurer (Principal Accounting Officer)	February 25, 2011
/s/ SHARILYN S. GASAWAY Sharilyn S. Gasaway	Director	February 25, 2011
/s/ THOMAS C. GODLASKY Thomas C. Godlasky	Director	February 25, 2011
/s/ ALAN W. KOSLOFF Alan W. Kosloff	Director	February 25, 2011
/s/ DENNIS E. LOGUE Dennis E. Logue	Director	February 25, 2011
/s/ MICHAEL F. MORRISSEY Michael F. Morrissey	Director	February 25, 2011
/s/ JAMES M. RAINES James M. Raines	Director	February 25, 2011
/s/ RONALD C. REIMER Ronald C. Reimer	Director	February 25, 2011
/s/ JERRY W. WALTON Jerry W. Walton	Director	February 25, 2011

WADDELL & REED FINANCIAL, INC.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Waddell & Reed Financial, Inc.:

We have audited the accompanying consolidated balance sheets of Waddell & Reed Financial, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders' equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Waddell & Reed Financial, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Waddell & Reed Financial, Inc.'s internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2011 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Kansas City, Missouri
February 24, 2011

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2010 and 2009

	2010	2009
	(in thousands)
Assets:
Cash and cash equivalents	$195,315	244,359
Cash and cash equivalents - restricted	81,197	72,941
Investment securities	192,611	70,524
Receivables:
Funds and separate accounts	27,234	34,948
Customers and other	84,422	179,100
Deferred income taxes	10,622	8,225
Income taxes receivable	4,336	-
Prepaid expenses and other current assets	9,313	8,619

Total current assets	605,050	618,716
Property and equipment, net	71,248	68,171
Deferred sales commissions, net	64,710	64,123
Goodwill and identifiable intangible assets	221,210	221,210
Other non-current assets	14,713	11,162

Total assets	$976,931	983,382

Liabilities:
Accounts payable	$40,836	25,210
Payable to investment companies for securities	117,596	222,168
Accrued compensation	37,555	35,341
Income taxes payable	-	1,044
Other current liabilities	85,955	76,994

Total current liabilities	281,942	360,757
Long-term debt	189,999	199,984
Accrued pension and postretirement costs	22,492	28,731
Deferred income taxes	4,729	6,983
Other non-current liabilities	20,608	17,872

Total liabilities	519,770	614,327

Commitments and contingencies
Stockholders' equity:
Preferred stock—$1.00 par value: 5,000 shares authorized; none issued	-	-
Class A Common stock—$0.01 par value: 250,000 shares authorized; 99,701 shares issued; 85,751 shares outstanding (85,807 at December 31, 2009)	997	997
Additional paid-in capital	201,442	189,900
Retained earnings	618,813	527,876
Cost of 13,950 common shares in treasury (13,894 at December 31, 2009)	(346,064)	(328,154)
Accumulated other comprehensive loss	(18,027)	(21,564)

Total stockholders' equity	457,161	369,055

Total liabilities and stockholders' equity	$976,931	983,382

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(in thousands, except per share data)
Revenues:
Investment management fees	$457,538	354,593	399,863
Underwriting and distribution fees	468,057	378,678	416,762
Shareholder service fees	119,290	105,818	102,495

Total	1,044,885	839,089	919,120
Operating expenses:
Underwriting and distribution	543,604	449,925	496,822
Compensation and related costs (including share-based compensation of $40,338, $30,573 and $28,967, respectively)	142,255	124,463	119,057
General and administrative	66,703	58,034	76,370
Subadvisory fees	27,823	23,202	41,122
Depreciation	14,030	13,653	13,198
Goodwill impairment	-	-	7,222

Total	794,415	669,277	753,791

Operating income	250,470	169,812	165,329
Investment and other income	8,737	5,039	3,178
Interest expense	(12,723)	(12,695)	(12,087)

Income before provision for income taxes	246,484	162,156	156,420
Provision for income taxes	89,525	56,651	60,257

Net income	$156,959	105,505	96,163

Net income per share:
Basic	$1.83	$1.23	1.12

Diluted	$1.83	$1.23	1.12

Weighted average shares outstanding:
Basic	85,618	85,484	85,761
Diluted	85,647	85,544	86,113

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended December 31, 2010, 2009 and 2008

(in thousands)

	Common Stock
			Additional Paid-in Capital	Retained Earnings		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount			Treasury Stock
Balance at December 31, 2007	99,701	$997	209,210	456,499	(291,719)	6,631	381,618
Net income	—	—	—	96,163	—	—	96,163
Recognition of equity compensation	—	—	28,933	34	—	—	28,967
Recognition of equity compensation related to restructuring	—	—	795		—	—	795
Issuance of nonvested shares and other	—	—	(34,990)	—	34,990	—	—
Dividends accrued, $.76 per share	—	—	—	(65,138)	—	—	(65,138)
Exercise of stock options	—	—	(3,533)	—	11,581	—	8,048
Excess tax benefits from share-based payment arrangements	—	—	7,471	—	—	—	7,471
Repurchase of common stock	—	—	—	—	(105,315)	—	(105,315)
Unrealized depreciation on available for sale investment securities	—	—	—	—	—	(8,435)	(8,435)
Pension and postretirement benefits	—	—	—	—	—	(23,907)	(23,907)
Reclassification for amounts included in net income	—	—	—	—	—	(142)	(142)

Balance at December 31, 2008	99,701	997	207,886	487,558	(350,463)	(25,853)	320,125
Net income	—	—	—	105,505	—	—	105,505
Recognition of equity compensation	—	—	30,565	8	—	—	30,573
Recognition of equity compensation related to divestiture of ACF	—	—	400	—	—	—	400
Issuance of nonvested shares and other	—	—	(46,345)	—	46,345	—	—
Dividends accrued, $.76 per share	—	—	—	(65,195)	—	—	(65,195)
Exercise of stock options	—	—	(5,393)	—	19,529	—	14,136
Excess tax benefits from share-based payment arrangements	—	—	2,787	—	—	—	2,787
Repurchase of common stock	—	—	—	—	(43,565)	—	(43,565)
Unrealized appreciation on available for sale investment securities	—	—	—	—	—	4,974	4,974
Pension and postretirement benefits	—	—	—	—	—	(949)	(949)
Reclassification for amounts included in net income	—	—	—	—	—	264	264

Balance at December 31, 2009	99,701	997	189,900	527,876	(328,154)	(21,564)	369,055
Net income	—	—	—	156,959	—	—	156,959
Recognition of equity compensation	—	—	40,319	19	—	—	40,338
Issuance of nonvested shares and other	—	—	(37,631)	—	37,631	—	—
Dividends accrued, $.77 per share	—	—	—	(66,041)	—	—	(66,041)
Exercise of stock options	—	—	2,726	—	10,331	—	13,057
Excess tax benefits from share-based payment arrangements	—	—	6,128	—	—	—	6,128
Repurchase of common stock	—	—	—	—	(65,872)	—	(65,872)
Unrealized apprciation on available for sale investment securities	—	—	—	—	—	3,493	3,493
Valuation allowance on investment securities' deferred tax asset	—	—	—	—	—	963	963
Pension and postretirement benefits	—	—	—	—	—	1,061	1,061
Reclassification for amounts included in net income	—	—	—	—	—	(1,980)	(1,980)

Balance at December 31, 2010	99,701	$997	201,442	618,813	(346,064)	(18,027)	457,161

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(in thousands)
Net income	$156,959	105,505	96,163
Other comprehensive income:
Net unrealized appreciation (depreciation) of investment securities during the year, net of income taxes of $2,028, $2,950 and $(4,855), respectively	3,493	4,974	(8,435)
Valuation allowance on investment securities' deferred tax asset during the year	963	-	-
Pension and postretirement benefits, net of income taxes of $628, $(821) and $(13,764), respectively	1,061	(949)	(23,907)
Reclassification adjustments for amounts included in net income, net of income taxes of $(1,139), $159 and $(84), respectively	(1,980)	264	(142)

Comprehensive income	$160,496	109,794	63,679

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(in thousands)
Cash flows from operating activities:
Net income	$156,959	105,505	96,163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,834	13,476	12,969
Other than temporary impairment of investments in affiliated mutual funds	—	3,686	—
Amortization of deferred sales commissions	58,381	42,771	62,560
Share-based compensation	40,338	30,973	29,762
Excess tax benefits from share-based payment arrangements	(6,128)	(2,787)	(7,471)
Gain on sale of available for sale investment securities	(2,893)	(2,623)	—
Net purchases and sales of trading securities	(60,623)	7,864	(26,885)
Unrealized (gain) loss on trading securities	(5,101)	(4,779)	6,072
Goodwill impairment	—	—	7,222
Loss on sale and retirement of property and equipment	201	1,009	433
Capital gains and dividends reinvested	(365)	(1,141)	(1,880)
Deferred income taxes	(5,200)	4,093	(2,040)
Changes in assets and liabilities:
Cash and cash equivalents - restricted	(8,256)	(24,228)	51,173
Receivables from funds and separate accounts	7,714	(1,409)	10,063
Other receivables	94,678	(117,820)	19,629
Other assets	(4,245)	(1,480)	(2,943)
Deferred sales commissions	(58,968)	(54,711)	(69,453)
Accounts payable and payable to investment companies	(88,946)	139,528	(73,534)
Other liabilities	9,263	17,252	12,071

Net cash provided by operating activities	140,643	155,179	123,911

Cash flows from investing activities:
Purchases of available for sale investment securities	(76,961)	(21,364)	(100)
Proceeds from sales and maturities of available for sale investment securities	26,463	15,052	1,750
Additions to property and equipment	(17,313)	(30,861)	(26,079)
Proceeds from sales of property and equipment	5	7,685	466

Net cash used in investing activities	(67,806)	(29,488)	(23,963)

Cash flows from financing activities:
Debt repayment	(10,000)	-	-
Dividends paid	(65,194)	(65,018)	(63,738)
Repurchase of common stock	(65,872)	(43,565)	(105,315)
Exercise of stock options	13,057	14,136	8,048
Excess tax benefits from share-based payment arrangements	6,128	2,787	7,471

Net cash used in financing activities	(121,881)	(91,660)	(153,534)

Net increase (decrease) in cash and cash equivalents	(49,044)	34,031	(53,586)
Cash and cash equivalents at beginning of year	244,359	210,328	263,914

Cash and cash equivalents at end of year	$195,315	244,359	210,328

Cash paid for:
Income taxes (net)	$92,038	50,369	53,146
Interest	$10,920	12,266	11,965

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

1.     Description of Business

        Waddell & Reed Financial, Inc. and subsidiaries (hereinafter referred to as the "Company," "we," "our" and "us") derive revenues from investment management, investment product underwriting and distribution, and shareholder services administration provided to the Waddell & Reed Advisors Group of Mutual Funds (the "Advisors Funds"), Ivy Funds (the "Ivy Funds"), Ivy Funds Variable Insurance Portfolios (the "Ivy Funds VIP") and Waddell & Reed InvestEd Portfolios ("InvestEd") (collectively, the Advisors Funds, Ivy Funds, Ivy Funds VIP and InvestEd are referred to as the "Funds"), and institutional and separately managed accounts. The Funds and the institutional and separately managed accounts operate under various rules and regulations set forth by the United States Securities and Exchange Commission (the "SEC"). Services to the Funds are provided under investment management agreements, underwriting agreements and shareholder servicing and accounting service agreements that set forth the fees to be charged for these services. The majority of these agreements are subject to annual review and approval by each Fund's board of trustees and shareholders. Our revenues are largely dependent on the total value and composition of assets under management. Accordingly, fluctuations in financial markets and composition of assets under management can significantly impact revenues and results of operations.

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

Use of Estimates

        GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the consolidated financial statements and accompanying notes, and related disclosures of commitments and contingencies. Estimates are used for, but are not limited to, depreciation and amortization, income taxes, valuation of assets, pension and postretirement obligations, and contingencies. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Actual results could differ from our estimates.

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

December 31, 2010, 2009 and 2008

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

        Our available for sale investments are reviewed each quarter and adjusted for other than temporary declines in value. We consider factors affecting the issuer and the industry the issuer operates in, general market trends including interest rates, and our ability and intent to hold an investment until it has recovered. Consideration is given to the length of time an investment's market value has been below carrying value and prospects for recovery to carrying value. When a decline in the fair value of equity securities is determined to be other than temporary, the unrealized loss recorded net of tax in other comprehensive income is realized as a charge to net income and a new cost basis is established for financial reporting purposes. When a decline in the fair value of debt securities is determined to be other than temporary, the amount of the impairment recognized in earnings depends on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If so, the other than temporary impairment recognized in earnings is equal to the entire difference between the investment's amortized cost basis and its fair value at the balance sheet date. If not, the portion of the impairment related to the credit loss is recognized in earnings while the portion of the impairment related to other factors is recognized in other comprehensive income, net of tax.

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

Software Developed for Internal Use

        Certain internal costs incurred in connection with developing or obtaining software for internal use are capitalized in accordance with "Intangibles – Goodwill and Other Topic," ASC 350. Internal costs capitalized are included in property and equipment, net on the consolidated balance sheets, and were $14.0 million and $11.8 million as of December 31, 2010 and 2009, respectively. Amortization begins when the software project is complete and ready for its intended use and continues over the estimated useful life, generally five to 10 years.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

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

        The Company has two reporting units for goodwill, (i) investment management and related services and (ii) our Legend group of subsidiaries ("Legend"). The investment management and related services reporting unit's goodwill was recorded as part of the spin-off of the Company from its former parent, and to a lesser extent, was recorded as part of subsequent business combinations that were merged into the existing investment management operations. Legend, our second reporting unit for goodwill, is currently a stand-alone investment management subsidiary and goodwill associated with this acquisition can be assessed apart from other investment management operations.

        To determine fair values of the reporting units, our review process uses the market and income approaches. In performing the analyses, the Company uses the best information available under the circumstances, including reasonable and supportable assumptions and projections.

        The market approach employs market multiples for comparable companies in the financial services industry. Estimates of fair values of the reporting units are established using multiples of earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Company believes that fair values calculated based on multiples of EBITDA are an accurate estimation of fair value.

        If the fair value coverage margin calculated under the market approach is not considered significant, the Company utilizes a second approach, the income approach, to estimate fair values and averages the results under both methodologies. The income approach employs a discounted free cash flow approach that takes into account current actual results, projected future results, and the Company's estimated weighted average cost of capital.

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

December 31, 2010, 2009 and 2008

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

Advertising and Promotion

        We expense all advertising and promotion costs as incurred. Advertising expense was $5.6 million, $4.7 million and $5.3 million for the years ended December 31, 2010, 2009 and 2008, respectively, and is classified in underwriting and distribution expense in the consolidated statements of income.

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

December 31, 2010, 2009 and 2008

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

Derivatives and Hedging Activities

        Derivative instruments are recorded on the consolidated balance sheet at fair value. The Company periodically uses interest rate swaps to manage risks associated with interest rate volatility. All derivative instruments have been designated as hedges, in accordance with GAAP. If the underlying hedged transaction ceases to exist, all changes in fair value of the related derivatives that have not been settled are recognized in current earnings or amortized over the term of the hedged transaction. Derivatives that do not qualify for hedge accounting are marked to market with changes recognized in current earnings. The Company does not hold or issue derivative financial instruments for trading purposes and is not a party to leveraged derivatives.

3.     Accounting Pronouncements Not Yet Adopted

        In December 2010, the FASB issued ASU 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, a consensus of the FASB Emerging Issues Task Force (Issue No. 10-A). ASU 2010-28 modifies Step 1 of the goodwill impairment test under ASC Topic 350 for reporting units with zero or negative carrying amounts to require an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are adverse qualitative factors, in determining whether an interim goodwill impairment test between annual test dates is necessary. The ASU allows an entity to use either the equity or enterprise valuation premise to determine the carrying amount of a reporting unit. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company expects that the adoption of ASU 2010-28 in 2011 will not have a material impact on its consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

4.     Investment Securities

        Investment securities at December 31, 2010 and 2009 are as follows:

2010	Amortized cost	Unrealized gains	Unrealized losses	Fair value
	(in thousands)
Available for sale securities:
U.S. treasury bills	$56,961	-	-	56,961
Mortgage-backed securities	10	2	-	12
Municipal bonds	2,729	-	(185)	2,544
Affiliated mutual funds	28,633	5,662	(37)	34,258

	$88,333	5,664	(222)	93,775

Trading securities:
Commercial paper				4,997
U.S. treasury bills				60,958
Mortgage-backed securities				73
Municipal bonds				487
Corporate bonds				50
Common stock				201
Affiliated mutual funds				32,070

				98,836

Total investment securities				192,611

2009	Amortized cost	Unrealized gains	Unrealized losses	Fair value
	(in thousands)
Available for sale securities:
Mortgage-backed securities	$10	2	-	12
Municipal bonds	4,959	-	(286)	4,673
Affiliated mutual funds	29,817	3,241	(143)	32,915

	$34,786	3,243	(429)	37,600

Trading securities:
Mortgage-backed securities				107
Municipal bonds				478
Corporate bonds				94
Common stock				30
Affiliated mutual funds				32,215

				32,924

Total investment securities				70,524

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

        A summary of available for sale debt securities and affiliated mutual funds with fair values below carrying values at December 31, 2010 is as follows:

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(in thousands)
Municipal bonds	$-	-	2,544	(185)	2,544	(185)
Affiliated mutual funds	810	(10)	313	(27)	1,123	(37)

Total temporarily impaired securities	$810	(10)	2,857	(212)	3,667	(222)

        Based upon our assessment of these municipal bonds and affiliated mutual funds, the time frame investments have been in a loss position, our intent to hold affiliated mutual funds until they have recovered and our history of holding bonds until maturity, we determined that a write-down was not necessary at December 31, 2010.

        During the first quarter of 2009, we recorded a pre-tax charge of $3.7 million to reflect the "other than temporary" decline in value of certain of the Company's investments in affiliated mutual funds as the fair value of these investments had been below cost for an extended period. This charge is recorded in investment and other income in the consolidated statement of income for 2009.

        Mortgage-backed securities, U.S. treasury bills and municipal bonds accounted for as available for sale and held as of December 31, 2010 mature as follows:

	Amortized cost	Fair value
	(in thousands)
Within one year	$56,961	56,961
After one year but within 10 years	1,738	1,678
After 10 years	1,001	878

	$59,700	59,517

        Mortgage-backed securities, commercial paper, U.S. treasury bills and municipal bonds and corporate bonds accounted for as trading and held as of December 31, 2010 mature as follows:

Fair value
(in thousands)
Within one year	$65,955
After one year but within 10 years	537
After 10 years	73

$66,565

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

        Investment securities with fair values of $45.1 million, $24.7 million and $1.1 million were sold during 2010, 2009 and 2008, respectively. During 2010, net realized gains of $2.9 million and $2.9 million were recognized from the sale of $24.2 million in available for sale securities and the sale of $20.9 million in trading securities, respectively. During 2009, net gains of $2.6 million and $126 thousand were recognized from the sale of $14.7 million in available for sale securities and the sale of $10.0 million in trading securities, respectively. In 2008, a net loss of $31 thousand was recognized from the sale of $1.1 million in trading securities.

        The aggregate carrying amount of our equity method investments, classified in other assets, was $6.9 million and $3.7 million at December 31, 2010 and 2009, respectively. At December 31, 2010, our investments consist of limited partnership interests in venture capital funds.

        We determine the fair value of our investments using broad levels of inputs as defined by related accounting standards as follows:

  •
  Level 1 – Investments are valued using quoted prices in active markets for identical securities at the reporting date. Assets classified as Level 1 include affiliated mutual funds classified as available for sale and affiliated mutual funds and common stock classified as trading.

  •
  Level 2 – Investments are valued using other significant observable inputs, including quoted prices in active markets for similar securities. Assets classified as Level 2 include mortgage-backed securities, municipal bonds and corporate bonds.

  •
  Level 3 – Investments are valued using significant unobservable inputs, including the Company's own assumptions in determining the fair value of investments.

        The following table summarizes our investment securities as of December 31, 2010 and 2009 that are recognized in our consolidated balance sheets using fair value measurements based on the differing levels of inputs:

	2010	2009
	(in thousands)
Level 1	$189,445	65,160
Level 2	3,166	5,364
Level 3	-	-

Total	$192,611	70,524

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

5.     Property and Equipment

        A summary of property and equipment at December 31, 2010 and 2009 is as follows:

	2010	2009	Estimated useful lives
	(in thousands)
Leasehold improvements	$19,827	17,962	1 - 15 years
Furniture and fixtures	30,137	29,870	5 - 10 years
Equipment and machinery	17,366	16,545	5 - 26 years
Computer software	67,830	56,954	5 - 10 years
Data processing equipment	22,190	21,844	5 - 10 years

Property and equipment, at cost	157,350	143,175
Accumulated depreciation	(86,102)	(75,004)

Property and equipment, net	$71,248	68,171

        Depreciation expense was $14.0 million, $13.7 million and $13.2 million during the years ended December 31, 2010, 2009 and 2008, respectively.

        At December 31, 2010, we had property and equipment under capital leases with a cost of $1.8 million and accumulated depreciation of $1.0 million. At December 31, 2009, we had property and equipment under capital leases with a cost of $1.5 million and accumulated depreciation of $748 thousand.

6.     Goodwill and Identifiable Intangible Assets

        Goodwill represents the excess of purchase price over the tangible assets and identifiable intangible assets of an acquired business. Our goodwill is not deductible for tax purposes. Goodwill and identifiable intangible assets (all considered indefinite lived) at December 31, 2010 and 2009 are as follows:

	2010	2009
	(in thousands)
Goodwill	$202,518	202,518
Accumulated amortization	(36,307)	(36,307)

Total goodwill	166,211	166,211
Mutual fund management advisory contracts	38,699	38,699
Mutual fund subadvisory management contracts	16,300	16,300

Total indentifiable intangible assets	54,999	54,999

Total	$221,210	221,210

        In 2010, the Company's annual impairment test indicated that goodwill and identifiable intangible assets were not impaired. Related to goodwill, the fair value of the investment management and related services reporting unit exceeded its carrying value by more than 100% and the fair value of the Legend

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

reporting unit exceeded its carrying value by more than 65%. The fair value of our indefinite-life intangible assets exceeded their respective carrying values by more than 50%.

        Due to the decline in the financial markets during the second half of 2008, we recorded an impairment charge of $7.2 million in the fourth quarter of 2008 to write off the remaining balance of goodwill related to our former subsidiary, Austin Calvert & Flavin, Inc. ("ACF") based on declines in ACF's assets under management and the related adverse impact on its earnings potential. The goodwill impairment charge related to ACF was not deductible for income tax purposes and as a result, no tax benefit was recognized for the charge in 2008. See Note 8 for details relating to the sale of ACF in 2009.

        The Company has recognized total goodwill impairment charges of $27.2 million, all related to ACF, since its adoption of "Intangibles – Goodwill and Other Topic," ASC 350 in 2002.

7.     Restructuring

        In the fourth quarter of 2008, we initiated a restructuring plan to reduce our operating costs. We completed the restructuring by December 31, 2008, which included a voluntary separation of 169 employees and the termination of various projects under development. We recorded a pre-tax restructuring charge of $16.5 million, consisting of $15.0 million in employee compensation and other benefit costs, $795 thousand for accelerated vesting of nonvested stock and $717 thousand in project development costs, including $500 thousand for the early termination of a contract. The restructuring charge is included in general and administrative expenses in the consolidated statement of income in 2008. All restructuring costs were paid or settled by June 30, 2010.

        The activity in the accrued restructuring liability for the year ended December 31, 2010 is summarized as follows:

	Accrued Liability as of December 31, 2009	Cash Payments	Non-cash Settlements and Other	Accrued Liability as of December 31, 2010
	(in thousands)
Employee compensation and other benefit costs	$2,791	(2,791)	-	-
Contract termination and project development costs	500	-	(500)	-

	$3,291	(2,791)	(500)	-

8.     Sale of Austin, Calvert & Flavin, Inc.

        On July 15, 2009, the Company completed the sale of its wholly-owned subsidiary, ACF, pursuant to a stock purchase agreement dated June 26, 2009. Prior to the closing date, ACF had 10 employees and assets under management of $488.0 million. The agreement included an earnout provision based on a percentage of revenues on existing accounts over the three-year period subsequent to the closing date. The earnout provision was fully settled with a payment received during 2010.

        We recorded charges for severance and other transaction costs of $1.1 million in connection with the divestiture of our investment in ACF in 2009, which are included in general and administrative expenses in the 2009 consolidated statement of income.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

        For tax purposes, this sale resulted in a capital loss of $28.4 million, a portion of which was utilized to offset capital gains in that and prior periods. See Note 10 for information related to the capital loss.

9.     Indebtedness

        On January 13, 2006, the Company issued $200.0 million in principal amount 5.60% senior notes due 2011 (the "Notes") resulting in net proceeds of approximately $198.2 million (net of discounts, commissions and estimated expenses). Interest was payable semi-annually on January 15 and July 15 at a fixed rate of 5.60% per annum. During the first quarter of 2010, we repurchased $10.0 million of the Notes. The retirement resulted in a loss of approximately $400 thousand, which is included in interest expense in the consolidated statement of income.

        On August 31, 2010, the Company entered into an agreement to complete a $190.0 million private placement of Senior Notes. The agreement contained a delayed funding provision which allowed the Company to draw down the proceeds in January, 2011 when the Notes matured. The Company used the proceeds of the issuance and sale of the Senior Notes to repay in full the Notes. The Senior Notes are unsecured and were issued in two tranches: $95.0 million bearing interest at 5% and maturing January 13, 2018 (the "Series A Notes") and $95.0 million bearing interest of 5.75% and maturing January 13, 2021 (the "Series B Notes") (collectively, the "Senior Notes"). Interest will be payable semi-annually in January and July of each year. The most restrictive provisions of the agreement will require the Company to maintain a consolidated leverage ratio not to exceed 3.0 to 1.0 for four consecutive quarters and a consolidated interest coverage ratio of not less than 4.0 to 1.0 for four consecutive quarters.

        The Company entered into a 364-day revolving credit facility (the "Credit Facility") with various lenders, effective October 5, 2009, which initially provided for borrowings of up to $125.0 million and replaced the Company's previous revolving credit facility.

        The Company entered into a three year revolving credit facility (the "New Credit Facility") with various lenders, effective August 31, 2010, which initially provides for borrowings of up to $125.0 million and replaced the Credit Facility. Lenders could, at their option upon the Company's request, expand the New Credit Facility to $200.0 million. At December 31, 2010 and 2009, there were no borrowings outstanding under the facilities. Borrowings under the New Credit Facility bear interest at various rates including adjusted LIBOR or an alternative base rate plus, in each case, an incremental margin based on the Company's credit rating. The New Credit Facility also provides for a facility fee on the aggregate amount of commitments under the revolving facility (whether or not utilized). The facility fee is also based on the Company's credit rating level. The New Credit Facility's covenants match those outlined above for the Senior Notes. The Company was in compliance with these covenants and similar covenants in prior facilities for all years presented.

        Fair value of the Company's outstanding indebtedness approximates its carrying value. The following is a summary of long-term debt at December 31, 2010 and 2009:

	2010	2009
	(in thousands)
Principal amount unsecured 5.60% senior notes due in 2011	$190,000	200,000
Discount on unsecured 5.60% senior notes due in 2011	(1)	(16)

Total long-term debt	$189,999	199,984

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

10.   Income Taxes

        The provision for income taxes for the years ended December 31, 2010, 2009 and 2008 consists of the following:

	2010	2009	2008
	(in thousands)
Currently payable:
Federal	$87,350	48,249	59,149
State	7,381	4,312	3,149

	94,731	52,561	62,298
Deferred taxes	(5,206)	4,090	(2,041)

Provision for income taxes	$89,525	56,651	60,257

        The following table reconciles the statutory federal income tax rate with our effective income tax rate for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefits	2.1	1.9	1.4
State tax incentives	(0.2)	(0.7)	(0.3)
Sale of ACF	—	(6.0)	—
Valuation allowance on losses capital in nature	(1.1)	4.1	—
Nondeductible goodwill impairment expense	—	—	1.6
Other items	0.5	0.6	0.8

Effective income tax rate	36.3%	34.9%	38.5%

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

        The tax effect of temporary differences that give rise to significant portions of deferred tax liabilities and deferred tax assets at December 31, 2010 and 2009 are as follows:

	2010	2009
	(in thousands)
Deferred tax liabilities:
Deferred sales commissions	$(7,880)	(7,895)
Property and equipment	(10,489)	(11,372)
Benefit plans	(5,651)	(4,289)
Identifiable intangible assets	(8,449)	(8,463)
Unrealized gains on derivatives	-	(83)
Unrealized gains on available for sale investment securities	(2,002)	(1,036)
Purchase of fund assets	(5,793)	(5,022)
Prepaid expenses	(1,600)	(1,886)
Other	(22)	(342)

Total gross deferred liabilities	(41,886)	(40,388)

Deferred tax assets:
Acquisition lease liability	1,308	949
Additional pension and postretirement liability	13,171	13,799
Accrued expenses	12,120	8,598
Unrealized losses on investment securities	1,375	1,402
Capital loss carryforwards	3,631	6,264
Nonvested stock	14,974	12,935
Unused state tax credits	1,131	1,018
State net operating loss carryforwards	5,464	5,034
Other	2,838	2,967

Total gross deferred assets	56,012	52,966
Valuation allowance	(8,233)	(11,336)

Net deferred tax asset	$5,893	1,242

        During 2009, the Company sold ACF, which generated a capital loss available to offset potential future capital gains. Due to the character of the loss and the limited carryforward period permitted by law, the Company may not realize the full tax benefit of the capital loss. The capital loss carryforward, if not utilized, will expire in 2014. As of December 31, 2010, the Company had a deferred tax asset, net of federal tax effect, for a capital loss carryforward of $3.6 million and other net deferred tax liabilities that were capital in nature of $600 thousand. As of December 31, 2009, the Company had a deferred tax asset, net of federal tax effect, for a capital loss carryforward of $6.3 million and other net deferred tax assets which were capital in nature of approximately $300 thousand. Management believes it is not more likely than not that the Company will generate sufficient future capital gains to realize the full benefit of these capital losses and accordingly, a valuation allowance in the amount of $3.0 million and $6.6 million has been recorded at December 31, 2010 and 2009, respectively. During 2010, realized capital gains and increases in the fair value of the Company's investment portfolios allowed for the release of $3.6 million of the valuation allowance against deferred tax assets that are capital in nature. Of this decrease to the valuation

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

allowance, $2.7 million was recorded as a reduction of tax expense, with the remaining amount recorded as an increase to accumulated other comprehensive income. Certain subsidiaries of the Company have net operating loss carryforwards in certain states in which these companies file on a separate company basis. The deferred tax asset, net of federal tax effect, relating to the net operating loss carryforwards as of December 31, 2010 and 2009 is approximately $5.5 million and $5.0 million, respectively. The carryforwards, if not utilized, will expire between 2011 and 2030. Management believes it is not more likely than not that these subsidiaries will generate sufficient future taxable income in these states to realize the benefit of the net operating loss carryforwards and, accordingly, a valuation allowance in the amount of $5.2 million and $4.7 million has been recorded at December 31, 2010 and 2009, respectively. The Company has state tax credit carryforwards of $1.1 million and $1.0 million as of December 31, 2010 and 2009, respectively. Certain of these state tax credit carryforwards will expire between 2019 and 2020 if not utilized. The Company anticipates these credits will be fully utilized prior to their expiration date.

        As of January 1, 2010, the Company had unrecognized tax benefits, including penalties and interest, of $6.8 million ($4.7 million net of federal benefit) that, if recognized, would impact the Company's effective tax rate. As of December 31, 2010, the Company had unrecognized tax benefits, including penalties and interest, of $6.6 million ($4.6 million net of federal benefit) that, if recognized, would impact the Company's effective tax rate. The unrecognized tax benefits that are not expected to be settled within the next 12 months are included in other liabilities in the accompanying consolidated balance sheets; unrecognized tax benefits that are expected to be settled within the next 12 months are included in income taxes payable.

        The Company's accounting policy with respect to interest and penalties related to income tax uncertainties is to classify these amounts as income taxes. As of January 1, 2010, the total amount of accrued interest and penalties related to uncertain tax positions recognized in the consolidated balance sheet was $2.0 million ($1.6 million net of federal benefit). The total amount of penalties and interest, net of federal benefit, related to tax uncertainties recognized in the statement of income for the period ended December 31, 2010 was $42 thousand. The total amount of accrued penalties and interest related to uncertain tax positions at December 31, 2010 of $1.9 million ($1.5 million net of federal benefit) is included in the total unrecognized tax benefits described above.

        The following table summarizes the Company's reconciliation of unrecognized tax benefits, excluding penalties and interest, for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
	(in thousands)
Balance at January 1	$4,857	3,332	4,495
Increases during the year:
Gross increases - tax positions in prior period	189	1,071	761
Gross increases - current-period tax positions	981	636	607
Decreases during the year:
Gross decreases - tax positions in prior period	(490)	(7)	(293)
Decreases due to settlements with taxing authorities	(629)	(1)	(2,062)
Decreases due to lapse of statute of limitations	(149)	(174)	(176)

Balance at December 31	$4,759	4,857	3,332

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

        In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain. In addition, respective tax authorities periodically audit our income tax returns. These audits examine our significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions. During 2010, the Company settled nine open tax years that were undergoing audits by state jurisdictions in which the Company operates. The Company also received notification of a favorable outcome on a tax position in which the Company had previously considered partially uncertain, and therefore, had not previously recognized the full tax benefit. During 2009, the Company settled three open tax years that were undergoing audit by a state jurisdiction in which the Company operates. During 2008, the Company settled five open tax years that were undergoing audit by a state jurisdiction in which the Company operates. The Company also received notification of a favorable outcome on a tax position in which the Company had previously considered partially uncertain, and therefore, had not previously recognized the full tax benefit. The 2007, 2008 and 2009 federal income tax returns are open tax years that remain subject to potential future audit. The 2005 and 2006 federal tax years also remain open to a limited extent due to capital loss carryback claims. State income tax returns for all years after 2006 and, in certain states, income tax returns prior to 2007, are subject to potential future audit by tax authorities in the Company's major state tax jurisdictions.

        The Company is currently being audited in various state jurisdictions. It is reasonably possible that the Company will settle the audits in these jurisdictions within the next 12-month period. It is estimated that the Company's liability for unrecognized tax benefits, including penalties and interest, could decrease by approximately $700 thousand to $1.7 million ($468 thousand to $1.2 million net of federal benefit) upon settlement of these audits. Such settlements are not anticipated to have a significant impact on the results of operations.

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

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

        A reconciliation of the funded status of these plans and the assumptions related to the obligations at December 31, 2010, 2009 and 2008 follows:

	Pension Benefits			Other Postretirement Benefits
	2010	2009	2008	2010	2009	2008
	(in thousands)
Change in projected benefit obligation:
Net benefit obligation at beginning of year	$110,962	98,594	94,893	5,945	5,205	3,975
Service cost	6,140	5,276	5,727	443	371	296
Interest cost	6,596	6,386	6,326	364	343	262
Benefits and expenses paid	(6,589)	(11,692)	(6,553)	(528)	(493)	(616)
Actuarial (gain) loss	1,751	12,398	(1,799)	389	362	1,126
Retiree contributions	—	—	—	237	157	162

Net benefit obligation at end of year	$118,860	110,962	98,594	6,850	5,945	5,205

        The accumulated benefit obligation for the Pension Plan was $102.7 million and $94.9 million at December 31, 2010 and 2009, respectively.

	Pension Benefits			Other Postretirement Benefits
	2010	2009	2008	2010	2009	2008
	(in thousands)
Change in plan assets:
Fair value of plan assets at beginning of year	$91,551	78,020	109,822	—	—	—
Actual return on plan assets	9,106	15,223	(30,249)	—	—	—
Employer contributions	12,500	10,000	5,000	291	336	454
Retiree contributions	—	—	—	237	157	162
Benefits paid	(6,589)	(11,692)	(6,553)	(528)	(493)	(616)

Fair value of plan assets at end of year	$106,568	91,551	78,020	—	—	—

Funded status at end of year	$(12,292)	(19,411)	(20,574)	(6,850)	(5,945)	(5,205)

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

	Pension Benefits			Other Postretirement Benefits
	2010	2009	2008	2010	2009	2008
	(in thousands, except percentage data)
Amounts recognized in the statement of financial position:
Current liabilities	$-	-	-	(303)	(250)	(252)
Noncurrent liabilities	(12,292)	(19,411)	(20,574)	(6,547)	(5,695)	(4,953)

Net amount recognized at end of year	$(12,292)	(19,411)	(20,574)	(6,850)	(5,945)	(5,205)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income:
Transition obligation	$(42)	(47)	(52)	-	-	-
Prior service cost	(3,486)	(4,041)	(4,596)	(238)	(284)	(323)
Accumulated gain (loss)	(31,369)	(32,842)	(30,835)	(469)	(79)	283

Accumulated other comprehensive income (loss)	(34,897)	(36,930)	(35,483)	(707)	(363)	(40)
Cumulative employer contributions in excess of net periodic benefit cost	22,605	17,519	14,909	(6,143)	(5,582)	(5,165)

Net amount recognized at end of year	$(12,292)	(19,411)	(20,574)	(6,850)	(5,945)	(5,205)

Weighted average assumptions used to determine benefit obligation at December 31:
Discount rate	6.00%	6.25%	6.75%	6.00%	6.25%	6.75%
Rate of compensation increase	3.86%	3.86%	(1)	Not applicable

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

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

        Our Pension Plan asset allocation at December 31, 2010 and 2009 is as follows:

Plan assets by category	Percentage of Plan Assets at December 31, 2010	Percentage of Plan Assets at December 31, 2009

Cash	5%	3%
Equity securities:
Domestic	34%	21%
International	47%	60%
Gold bullion	14%	16%

Total	100%	100%

        The primary investment objective is to maximize growth of the Pension Plan assets to meet the projected obligations to the beneficiaries over a long period of time, and to do so in a manner that is consistent with the Company's earnings strength and risk tolerance. Asset allocation is the most important decision in managing the assets and it is reviewed regularly. The asset allocation policy considers the Company's financial strength and long-term asset class risk/return expectations since the obligations are long-term in nature. As of December 31, 2010, our Pension Plan assets were invested in our Asset Strategy style, and are managed by our in-house investment professionals.

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

        At December 31, 2010, the Plan had multiple investment concentrations that are not typical of a classic pension plan, including a significant weighting of plan assets invested in equity securities, including 47% international equities, of which almost a third was invested in Chinese equities. The Pension Plan also had 14% of plan assets invested in gold bullion.

        Risk management is primarily the responsibility of the investment portfolio manager, who incorporates it with their day-to-day research and management. Although investment flexibility is essential to this style's investment process, the Pension Plan does not invest in a number of asset classes that are commonly referred to as alternative investments, namely venture capital, private equity, direct real estate properties, timber, or oil, gas or other mineral explorations or development programs or leases. The Pension Plan also has a number of specific guidelines that serve to manage investment risk by placing limits on net securities exposure and concentration of assets within specific companies or industries.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

        We determine the fair value of our Pension Plan assets using broad levels of inputs as defined by related accounting standards and categorized as Level 1, Level 2 or Level 3, as previously defined in Note 4. The following tables summarize our Pension Plan assets as of December 31, 2010 and 2009:

2010	Level 1	Level 2	Level 3	Total

	(in thousands)
Equity securities:
Domestic	$36,488	-	-	36,488
International	49,864	-	-	49,864
Fixed income securities:
Foreign bonds	-	73	-	73
Mortgage-backed security	-	130	-	130
Gold bullion	14,382	-	-	14,382

Total investment securities	100,734	203	-	100,937
Cash and other				5,631

Total				$106,568

2009	Level 1	Level 2	Level 3	Total

	(in thousands)
Equity securities:
Domestic	$20,340	-	-	20,340
International	6,430	47,663	-	54,093
Fixed income securities:
Foreign bonds	-	68	-	68
Industrial bond	-	12	-	12
Mortgage-backed security	-	195	-	195
Gold bullion	14,438	-	-	14,438

Total investment securities	41,208	47,938	-	89,146
Cash and other				2,405

Total				$91,551

        The international equity securities classification as Level 2 as of December 31, 2009 of $47.7 million is due to the use of fair value pricing, triggered by the Standard and Poor's 500 Index movement of more than 100 basis points on the valuation date. International equity securities are classified as Level 1 in the fair value hierarchy at December 31, 2010.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

        The table that follows summarizes the activity of plan assets categorized as Level 3 for the year ended December 31, 2009. There was no Level 3 activity during the year ended December 31, 2010.

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

        The components of net periodic pension and other postretirement costs and the assumptions related to those costs consisted of the following for the years ended December 31, 2010, 2009 and 2008:

	Pension Benefits			Other Postretirement Benefits
	2010	2009	2008	2010	2009	2008
	(in thousands)
Components of net periodic benefit cost:
Service cost	$6,140	5,276	5,727	443	371	296
Interest cost	6,596	6,387	6,326	364	343	262
Expected return on plan assets	(7,499)	(6,428)	(8,614)	—	—	—
Actuarial (gain) loss amortization	1,617	1,595	—	—	—	(80)
Prior service cost amortization	555	555	555	45	39	39
Transition obligation amortization	5	5	5	—	—	—

Net periodic benefit cost	$7,414	7,390	3,999	852	753	517

        The estimated net loss, prior service cost and transition obligation for the Pension Plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2011 are $1.5 million, $555 thousand and $5 thousand, respectively. The estimated prior service cost for the

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

postretirement medical plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2011 is $55 thousand.

	Pension Benefits			Other Postretirement Benefits
	2010	2009	2008	2010	2009	2008
Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	6.25%	6.75%	6.75%	6.25%	6.75%	6.75%
Expected return on plan assets	7.75%	7.75%	7.75%	Not applicable
Rate of compensation increase	3.86%	(1)	3.86%	Not applicable
(1)
Rate of compensation increase was 0% for 2009, 2.5% for 2010 and 3.86% for 2011 and after.

        We expect the following benefit payments to be paid which reflect future service, as appropriate:

	Pension Benefits	Other Postretirement Benefits
	(in thousands)
2011	$6,130	303
2012	6,487	358
2013	7,187	426
2014	8,384	435
2015	8,050	458
2016 through 2020	40,569	2,287

	$76,807	4,267

        Our policy with respect to funding the Pension Plan is to fund at least the minimum required by the Employee Retirement Income Security Act of 1974, as amended, and not more than the maximum amount deductible for tax purposes. All contributions made to the Pension Plan for 2010 and 2009 were voluntary. We made a $10.0 million contribution to our Pension Plan in January 2011 and do not expect to make an additional contribution for the remainder of the year.

        All Company contributions to other postretirement medical benefits are voluntary, as the postretirement medical plan is not funded and is not subject to any minimum regulatory funding requirements. The contributions for each year represent claims paid for medical expenses, and we anticipate making the 2011 expected contribution with cash generated from operations. Contributions by participants to the postretirement plan were $237 thousand, $157 thousand and $162 thousand for the years ended December 31, 2010, 2009 and 2008, respectively.

        For measurement purposes, the initial health care cost trend rate was 10% for 2010, 9% for 2009 and 10% for 2008. The health care cost trend rate reflects anticipated increases in health care costs. The initial

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

assumed growth rate of 10% for 2010 is assumed to gradually decline over the next 17 years to a rate of 4.5%. The effect of a 1% annual increase in assumed cost trend rates would increase the December 31, 2010 accumulated postretirement benefit obligation by approximately $562 thousand, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2010 by approximately $98 thousand. The effect of a 1% annual decrease in assumed cost trend rates would decrease the December 31, 2010 accumulated postretirement benefit obligation by approximately $487 thousand, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2010 by approximately $83 thousand.

        We also sponsor the Waddell & Reed Financial, Inc. Supplemental Executive Retirement Plan, as amended and restated (the "SERP"), a non-qualified deferred compensation plan covering eligible employees. The SERP provides certain benefits for Company officers that the Pension Plan is prevented from providing because of compensation and benefit limits in the Internal Revenue Code.

        The SERP was adopted to supplement the annual pension paid to certain senior executive officers. Each calendar year, the Compensation Committee of the Board of Directors (the "Compensation Committee") credits participants' SERP accounts with (i) an amount equal to 4% of the executive's base salary, less the amount of the maximum employer matching contribution available under our 401(k) plan, and (ii) a non-formula award, if any, as determined by the Compensation Committee in its discretion. There were no discretionary awards made to participants during 2010. Additionally, each calendar year, participants' accounts are credited (or charged) with an amount equal to the performance of certain hypothetical or investment vehicles since the last preceding year. Upon a participant's separation, or at such other time based on a pre-existing election by a participant, benefits accumulated under the SERP are payable in installments or in a lump sum. As of December 31, 2010 and 2009, the aggregate liability to participants was $3.7 million and $3.6 million, respectively.

        At December 31, 2010, the accrued pension and postretirement liability recorded on the balance sheet was comprised of accrued pension costs of $12.3 million, an accrued liability for SERP benefits of $3.7 million and a liability for postretirement benefits in the amount of $6.5 million. The current portion of postretirement liability of $0.3 million is included in other current liabilities on the balance sheet. At December 31, 2009, the accrued pension and postretirement liability recorded on the balance sheet was comprised of accrued pension costs of $19.4 million, a liability for postretirement benefits in the amount of $5.7 million and an accrued liability for SERP benefits of $3.6 million. The current portion of postretirement liability of $0.3 million is included in other current liabilities on the balance sheet.

12.   Employee Savings Plan

        We sponsor a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code to provide retirement benefits to substantially all of our employees following the completion of an eligibility period. As allowed under Section 401(k), the plan provides tax-deferred salary deductions for eligible employees. Our matching contributions to the plan for the years ended December 31, 2010, 2009 and 2008 were $4.4 million, $1.6 million and $4.0 million, respectively.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

13.   Stockholders' Equity

Earnings per Share

        For the years ended December 31, 2010, 2009 and 2008, earnings per share were computed as follows:

	2010	2009	2008
	(in thousands, except per share amounts)

Net income	$156,959	105,505	96,163

Weighted average shares outstanding — basic	85,618	85,484	85,761
Dilutive potential shares from stock options	29	60	352

Weighted average shares outstanding — diluted	85,647	85,544	86,113

Earnings per share:
Basic	$1.83	1.23	1.12
Diluted	$1.83	1.23	1.12

Anti-dilutive Securities

        Options to purchase 203 thousand shares, 777 thousand shares and 688 thousand shares of Class A common stock ("common stock") were excluded from the diluted earnings per share calculation for the years ended December 31, 2010, 2009 and 2008, respectively, because they were anti-dilutive.

Dividends

        We declared dividends on our common stock of $0.77 per share for the year ended December 31, 2010 and $0.76 per share for the years ended December 31, 2009 and 2008. As of December 31, 2010 and 2009, other current liabilities included $17.1 million and $16.3 million, respectively, for dividends payable to stockholders.

        The Board of Directors approved an increase in the quarterly dividend on our common stock from $0.19 per share to $0.20 per share beginning with our fourth quarter 2010 dividend, paid on February 1, 2011.

Common Stock Repurchases

        The Board of Directors has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in our stock-based compensation programs. There were 2,043,545 shares, 1,870,034 shares and 3,779,953 shares repurchased in the open market or privately during the years ended December 31, 2010, 2009 and 2008, respectively, which includes 426,665 shares, 327,301 shares and 430,145 shares repurchased from employees who elected to tender shares to cover their minimum tax withholdings with respect to vesting of stock awards during the years ended December 31, 2010, 2009 and 2008, respectively.

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

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

        The SI Plan allows us to grant equity compensation awards, including, among other awards, non-qualified stock options and nonvested stock as part of our overall compensation program to attract and retain key personnel and encourage a greater personal financial investment in the Company. All of the Stock Plans also allow us to grant non-qualified stock options and/or nonvested stock to promote the long-term growth of the Company. A maximum of 30,000,000 shares of common stock are authorized for issuance under the SI Plan. A maximum of 3,750,000 and 1,200,000 shares of common stock are authorized for issuance under the ESA Plan and NED Plan, respectively. In total, 10,872,173 shares of common stock are available for issuance as of December 31, 2010 under these plans. In addition, we make incentive payments under the Company 2003 Executive Incentive Plan, as amended and restated (the "EIP") in the form of cash, stock options, nonvested stock or a combination thereof. Incentive awards paid under the EIP in the form of stock options or nonvested stock are issued out of shares reserved for issuance under the SI and ESA Plans. Generally, shares of common stock covered by terminated, surrendered or cancelled options, by forfeited nonvested stock, or by the forfeiture of other awards that do not result in issuance of shares of common stock are again available for awards under the plan from which they were terminated, surrendered, cancelled or forfeited.

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

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

(a)
Stock Options

        A summary of stock option activity and related information for the year ended December 31, 2010 follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term (in years)
Outstanding at December 31, 2009	897,503	$30.65	1.12
Granted	—	—
Exercised	(426,824)	30.59
Granted in restoration	—	—
Exercised in restoration	—	—
Terminated/Canceled	(172,384)	31.97

Outstanding at December 31, 2010	298,295	$29.98	0.69

Exercisable at December 31, 2010	298,295	$29.98	0.69

        The aggregate intrinsic value of outstanding options and exercisable options as of December 31, 2010 was $1.6 million. The total intrinsic value (on date of exercise) of options exercised during the years ended December 31, 2010, 2009 and 2008 was $2.0 million, $7.3 million and $9.4 million, respectively. The related income tax benefit recognized was $600 thousand, $2.5 million and $3.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        SORP options with vesting periods of six months were the only options granted during 2009 and 2008. There were no options granted in 2010. Compensation expense related to options issued under the SORP of $9 thousand, $90 thousand and $217 thousand was recorded for the years ended December 31, 2010, 2009 and 2008, respectively.

        The weighted average fair value of options granted during the years ended December 31, 2009 and 2008 were $8.68 and $5.47, respectively. The grant date fair value of options granted has been calculated using a Black-Scholes option-pricing model with assumptions as follows:

	2009	2008
Dividend yield	2.71%	2.24%
Risk-free interest rate	0.88%	2.05%
Expected volatility	64.90%	32.10%
Expected life (in years)	1.79	1.89

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

(b)
Nonvested Stock

        A summary of nonvested share activity and related fair value for the year ended December 31, 2010 follows:

	Nonvested Stock Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2009	4,435,844	$24.40
Granted	1,601,429	36.18
Vested	(1,300,319)	26.36
Forfeited	(39,745)	26.10

Nonvested at December 31, 2010	4,697,209	$27.86

        For the years ended December 31, 2010, 2009 and 2008, compensation expense related to nonvested stock totaled $40.3 million, $30.5 million and $29.0 million, respectively. In 2009, we also recognized compensation expense of $400 thousand related to nonvested stock that was immediately vested for employees in connection with the divestiture of our investment in ACF. These costs are included in general and administrative expenses in the consolidated statement of income. In 2008, we recognized $795 thousand related to nonvested stock that was immediately vested under the voluntary separation program, discussed in Note 7 and included in general and administrative expense in the consolidated statement of income.

        The related income tax benefit was $14.9 million, $11.2 million and $10.5 million for the years ended December 31, 2010, 2009 and 2008, respectively, which may be recognized upon vesting. As of December 31, 2010, the remaining unamortized expense of $90.2 million is expected to be recognized over a weighted average period of 2.4 years.

        The total fair value of shares vested (at vest date) during the years ended December 31, 2010, 2009 and 2008 was $46.5 million, $23.3 million and $40.0 million, respectively. The Company permits employees the right to tender a portion of their vested shares to the Company to satisfy the minimum tax withholding obligations of the Company with respect to vesting of the shares. During 2011, we expect to repurchase approximately 482,000 shares from employees who elect to tender shares to cover their minimum tax withholdings.

        For nonvested stock awards granted prior to the adoption of "Compensation—Stock Compensation Topic," ASC 718, the Company will continue to recognize compensation expense over the contractual vesting period. Had compensation expense for nonvested stock awards issued prior to January 1, 2006 been determined based on the date a participant first becomes eligible for retirement, the Company's net income would have been increased by $66 thousand and $372 thousand for the year ended December 31, 2009 and 2008, respectively.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

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

        A broker/dealer may elect not to be subject to the Aggregate Indebtedness Standard of paragraph (a)(1)(i) of Rule 15c3-1, in which case net capital must exceed the greater of $250 thousand or 2% of aggregate debit items computed in accordance with the Formula for Determination of Reserve Requirements for broker/dealers. W&R made this election and thus is not subject to the aggregate indebtedness ratio as of December 31, 2010 or 2009.

        Net capital and aggregated indebtedness information for our broker/dealer subsidiaries is presented in the following table as of December 31, 2010 and 2009 (in thousands):

	2010			2009
	W&R	LEC	IFDI	W&R	LEC	IFDI
Net capital	$39,563	2,547	38,663	21,579	1,948	17,093
Required capital	250	185	2,425	250	229	2,089

Excess of required capital	$39,313	2,362	36,238	21,329	1,719	15,004

Ratio of aggregate indebtedness to net capital	Not applicable	1.09 to 1.0	0.94 to 1.0	Not applicable	1.76 to 1.0	1.83 to 1.0

16.   Rental Expense and Lease Commitments

        We lease our home office buildings, certain sales and other office space and equipment under long-term operating leases. Rent expense was $23.0 million, $22.0 million and $20.1 million, for the years ended December 31, 2010, 2009 and 2008, respectively. Future minimum rental commitments under non-cancelable operating leases are as follows (in thousands):

2011	$20,281
2012	17,346
2013	13,619
2014	9,926
2015	6,575
Thereafter	32,493

$100,240

        New leases are expected to be executed as existing leases expire. Thus, future minimum lease commitments are not expected to be less than those in 2010.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

17.   Related Party Transactions

        We earn investment management fee revenues from the Funds for which we also act as an investment adviser, pursuant to an investment management agreement with each Fund. In addition, we have agreements with the Funds pursuant to Rule 12b-1 under the Investment Company Act of 1940, as amended, pursuant to which distribution and service fees are collected from the Funds for distribution of mutual fund shares, for costs such as advertising and commissions paid to broker/dealers, and for providing ongoing services to shareholders of the Funds and/or maintaining shareholder accounts. We also earn service fee revenues by providing various services to the Funds and their shareholders pursuant to a shareholder servicing agreement with each Fund (except the Ivy Funds VIP) and an accounting service agreement with each Fund. Certain of our officers and directors are also officers, directors and/or trustees for the various Funds for which we act as an investment adviser. These agreements are approved or renewed on an annual basis by each Fund's board of trustees, including a majority of the disinterested members. Funds and separate accounts receivable includes amounts due from the Funds for aforementioned services.

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

        In this action filed December 28, 2009, the Company, along with various of its affiliates, were sued in an individual action, class action and Fair Labor Standards Act ("FLSA") nationwide collective action by two former advisors asserting misclassification of financial advisors as independent contractors instead of employees. Plaintiffs assert claims under the FLSA for minimum wages and overtime wages, and under California Labor Code Statutes for timely pay wages, minimum wages, overtime compensation, meal periods, reimbursement of losses and business expenses and itemized wage statements and a claim for Unfair Business Practices under §17200 of the California Business & Professions Code. Plaintiffs seek declaratory and injunctive relief and monetary damages. The Company intends to vigorously contest plaintiffs' claims.

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

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

19.   Selected Quarterly Information (Unaudited)

	Quarter
	First	Second	Third	Fourth
	(in thousands)
2010
Total revenues	$251,614	257,219	254,807	281,245
Net income	35,909	34,152	40,533	46,365
Earnings per share:
Basic	$0.42	0.40	0.47	0.54
Diluted	$0.42	0.40	0.47	0.54

	Quarter
	First		Second		Third		Fourth
	(in thousands)
2009
Total revenues	$176,672		199,628		217,976		244,813
Net income	15,466	(1)	23,374	(2)	33,413	(3)	33,252
Earnings per share:
Basic	$0.18		0.27		0.39		0.39
Diluted	$0.18		0.27		0.39		0.39

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
3.2
Amended and Restated Bylaws of Waddell & Reed Financial, Inc. Filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, File No. 333-43687, filed February 25, 2011 and incorporated herein by reference.
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
10.10
Credit Agreement, dated August 31, 2010, by and among Waddell & Reed Financial, Inc., the lenders party thereto, Bank of America, N.A. as Administrative Agent, Bank of America Securities LLC as Lead Arranger and Book Manager, UMB Bank, N.A. and The Bank of Nova Scotia as Co-Syndication Agents, and Citibank, N.A. and Wells Fargo Bank, N.A. as Co-Documentation Agents. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 333-43687, on September 7, 2010 and incorporated herein by reference.

Exhibit No.	Exhibit Description

10.11	Note Purchase Agreement, dated August 31, 2010, by and among Waddell & Reed Financial, Inc. and the purchasers party thereto. Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, File No. 333-43687, on September 7, 2010 and incorporated herein by reference.
10.12
Fixed Rate Promissory Note for Multiple Loans, dated as of August 15, 2000, by and between Waddell & Reed Financial, Inc. and Chase Manhattan Bank. Filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2000 and incorporated herein by reference.
10.13
Waddell & Reed Financial, Inc. Supplemental Executive Retirement Plan, as amended and restated. Filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2008 and incorporated herein by reference.*
10.14
Waddell & Reed Financial, Inc. 2003 Executive Incentive Plan, as amended and restated. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 333-43687, on April 11, 2008 incorporated herein by reference.*
10.15
Accounting Services Agreement, dated January 30, 2009, by and between the Advisors Funds and Waddell & Reed Services Company. Filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2009 and incorporated herein by reference.
10.16
Accounting and Administrative Services Agreement, dated August 25, 2004, as amended February 13, 2008, by and between the Ivy Funds portfolios and Waddell & Reed Services Company. Filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2009 and incorporated herein by reference.
10.17
Accounting and Administrative Services Agreement, dated November 29, 2006, by and between the Ivy Funds portfolios and Waddell & Reed Services Company. Filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2009 and incorporated herein by reference.
10.18
Accounting and Administrative Services Agreement, dated August 25, 2004, as amended May 31, 2009, by and between Ivy Funds, Inc. and Waddell & Reed Services Company. Filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2009 and incorporated herein by reference.
10.19
Accounting Services Agreement, dated April 30, 2009, by and between Ivy Funds VIP and Waddell & Reed Services Company. Filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2009 and incorporated herein by reference.
10.20
Investment Management Agreement, dated January 30, 2009, by and between the Advisors Funds and Waddell & Reed Investment Management Company. Filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2009 and incorporated herein by reference.
10.21
Investment Management Agreement, dated April 9, 2003, as amended February 13, 2008, by and between the Ivy Funds portfolios and Ivy Investment Management Company. Filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2009 and incorporated herein by reference.

Exhibit No.	Exhibit Description

10.22	Investment Management Agreement, dated July 23, 2003, as amended November 12, 2008, by and between the Ivy Funds portfolios and Ivy Investment Management Company. Filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2009 and incorporated herein by reference.
10.23
Investment Management Agreement, dated August 31, 1992, as amended May 15, 2009, by and between Ivy Funds, Inc. and Waddell & Reed Investment Management Company and assigned to Ivy Investment Management Company. Filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2009 and incorporated herein by reference.
10.24
Investment Management Agreement, dated April 10, 2009, by and between Ivy Funds VIP and Waddell & Reed Investment Management Company. Filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2009 and incorporated herein by reference.
10.25
Investment Management Agreement, dated April 10, 2009, by and between Ivy Funds VIP and Waddell & Reed Investment Management Company. Filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2009 and incorporated herein by reference.
10.26
Shareholder Servicing Agreement, dated January 30, 2009, by and between the Advisors Funds and Waddell & Reed Services Company. Filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2009 and incorporated herein by reference.
10.27
Shareholder Servicing Agreement, dated April 9, 2003, as amended May 31, 2009, by and between the Ivy Funds portfolios and Waddell & Reed Services Company. Filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2009 and incorporated herein by reference.
10.28
Shareholder Servicing Agreement, dated April 1, 1996, as amended May 31, 2009, by and between Ivy Funds, Inc. and Waddell & Reed Services Company. Filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2009 and incorporated herein by reference.
10.29
Underwriting Agreement, dated January 30, 2009, by and between the Advisors Funds and Waddell & Reed, Inc. Filed as Exhibit 10.34 to the Company's Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2009 and incorporated herein by reference.
10.30
Underwriting Agreement, dated April 15, 2009, by and between Ivy Funds VIP and Waddell & Reed, Inc. Filed as Exhibit 10.35 to the Company's Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2009 and incorporated herein by reference.
10.31
Distribution Agreement, amended and restated as of September 3, 2003, by and between Ivy Funds, Inc. and Waddell & Reed, Inc., assigned to Ivy Funds Distributor, Inc. Filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2007 and incorporated herein by reference.

Exhibit No.	Exhibit Description

10.32	Distribution Agreement, dated September 3, 2003, by and between the Ivy Funds portfolios and Ivy Funds Distributor, Inc. Filed as Exhibit 10.37 to the Company's Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2009 and incorporated herein by reference.
10.33
Distribution and Service Plan, effective January 30, 2009, for the Advisors Funds Class A shares. Filed as Exhibit 10.39 to the Company's Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2009 and incorporated herein by reference.
10.34
Distribution and Service Plan, effective January 30, 2009, for the Advisors Funds Class B shares. Filed as Exhibit 10.40 to the Company's Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2009 and incorporated herein by reference.
10.35
Distribution and Service Plan, effective January 30, 2009, for the Advisors Funds Class C shares. Filed as Exhibit 10.41 to the Company's Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2009 and incorporated herein by reference.
10.36
Distribution and Service Plan, dated November 29, 2006, as amended November 12, 2008, for the Ivy Funds portfolios Class A, Class B, Class C, Class E, and Class Y Shares. Filed as Exhibit 10.42 to the Company's Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2009 and incorporated herein by reference.
10.37
Distribution and Service Plan, dated November 14, 2007, for the Ivy Funds portfolios Class A, Class B, Class C, Class E, Class R and Class Y Shares. Filed as Exhibit 10.43 to the Company's Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2009 and incorporated herein by reference.
10.38
Distribution and Service Plan, amended and restated May 18, 2009, for Ivy Funds, Inc. Class A, Class B, Class C, Class E, Class R and Class Y Shares. Filed as Exhibit 10.44 to the Company's Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2009 and incorporated herein by reference.
10.39
Ivy Funds VIP Service Plan, dated April 30, 2009. Filed as Exhibit 10.46 to the Company's Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2009 and incorporated herein by reference.
10.40
Master Business Management and Investment Advisory Agreement, dated December 31, 2002, as amended August 26, 2009, by and between the Ivy Funds portfolios and Ivy Investment Management Company (formerly, Waddell & Reed Ivy Investment Company). Filed as Exhibit 10.47 to the Company's Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2009 and incorporated herein by reference.
10.41
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

Exhibit No.	Exhibit Description

10.43	Form of Change in Control Employment Agreement, dated December 14, 2001, by and between Henry J. Herrmann and Waddell & Reed Financial, Inc. Filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2001 and incorporated herein by reference.*
10.44
First Amendment to Change in Control Employment Agreement, dated December 17, 2008, by and between Henry J. Herrmann and Waddell & Reed Financial, Inc. Filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2008 and incorporated herein by reference.*
10.45
Second Amendment to Change in Control Employment Agreement, dated December 17, 2009, by and between Henry J. Herrmann and Waddell & Reed Financial, Inc. Filed as Exhibit 10.52 to the Company's Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2009 and incorporated herein by reference *
10.46
Form of Restricted Stock Award Agreement for awards to Employees pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated. Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, File No. 333-43687, on March 7, 2005 and incorporated herein by reference.*
10.47
Form of Restricted Stock Award Agreement for awards to Employees pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated. Filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, File No. 333-43687, for the quarter ended September 30, 2005 and incorporated herein by reference.*
10.48
Form of Restricted Stock Award Agreement for awards to Employees pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, File No. 333-43687, for the quarter ended September 30, 2007 and incorporated herein by reference.*
10.49
Form of Restricted Stock Award Agreement for awards to Employees pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated. Filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2008 and incorporated herein by reference *
10.50
Form of Restricted Stock Award Agreement for awards to Employees pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated. Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, File No. 333-43687, for the quarter ended March 31, 2009 and incorporated herein by reference.*
10.51
Form of Restricted Stock Award Agreement for awards to Non-Employee Directors pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated. Filed as Exhibit 10.4 to the Company's Current Report on Form 8-K, File No. 333-43687, on March 7, 2005 and incorporated herein by reference.*
10.52
Form of Restricted Stock Award Agreement for awards to Non-Employee Directors pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated. Filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q, File No. 333-43687, for the quarter ended September 30, 2005 and incorporated herein by reference.*

Exhibit No.	Exhibit Description

10.53	Form of Restricted Stock Award Agreement for awards to Non-Employee Directors pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated. Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, File No. 333-43687, for the quarter ended September 30, 2007 and incorporated herein by reference.*
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
10.57
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
10.59
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

Exhibit No.	Exhibit Description

10.63	Form of Restricted Stock Award Agreement for awards pursuant to the Waddell & Reed Financial, Inc. 1998 Non-Employee Director Stock Award Plan, as amended and restated. Filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, File No. 333-43687, for the quarter ended September 30, 2007 and incorporated herein by reference.*
10.64	Portfolio Managers Revenue Sharing Plan for Flow Accounts.*
10.65	Portfolio Managers Revenue Sharing Schedule.*
10.66	Form of Indemnification Agreement. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 333-43687, on November 16, 2009 and incorporated herein by reference.*
10.67
2010 Performance Goals established pursuant to the Waddell & Reed Financial, Inc. 2003 Executive Incentive Plan, as amended and restated. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 333-43687, on February 19, 2010 and incorporated herein by reference.*
10.68
2011 Performance Goals established pursuant to the Waddell & Reed Financial, Inc. 2003 Executive Incentive Plan, as amended and restated. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 333-43687, on February 25, 2011 and incorporated herein by reference.*
10.69	Offer of Settlement. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 333-43687, on July 24, 2006 and incorporated herein by reference.
10.70	Assurance of Discontinuance. Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, File No. 333-43687, on July 24, 2006 and incorporated herein by reference.
10.71	Stipulation for Consent Order. Filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, File No. 333-43687, on July 24, 2006 and incorporated herein by reference.
11	Statement regarding computation of per share earnings.
12	Statement re computation of ratios of earnings to fixed charges.
21	Subsidiaries of Waddell & Reed Financial, Inc.
23	Consent of KPMG LLP.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1	Section 1350 Certification of the Chief Executive Officer.
32.2	Section 1350 Certification of the Chief Financial Officer.
101
Materials from the Waddell & Reed Financial, Inc. Annual Report on Form 10-K for the year ended December 31, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Consolidated Financial Statements, tagged as blocks of text.

*
Indicates management contract or compensatory plan, contract or arrangement.