Form 10-Q
period 2011-03-31
WADDELL & REED FINANCIAL INC
filed 2011-04-29
CIK 1052100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Class	Outstanding as of April 21, 2011
Class A common stock, $.01 par value	86,345,893

WADDELL & REED FINANCIAL, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

Quarter Ended March 31, 2011

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	March 31,	December 31,
	2011	2010
	(unaudited)
Assets:
Cash and cash equivalents	$203,004	195,315
Cash and cash equivalents - restricted	78,864	81,197
Investment securities	221,020	192,611
Receivables:
Funds and separate accounts	28,847	27,234
Customers and other	91,015	84,422
Deferred income taxes	7,739	10,622
Income taxes receivable	—	4,336
Prepaid expenses and other current assets	12,393	9,313
Total current assets	642,882	605,050
Property and equipment, net	72,799	71,248
Deferred sales commissions, net	68,292	64,710
Goodwill and identifiable intangible assets	221,210	221,210
Other non-current assets	15,001	14,713
Total assets	$1,020,184	976,931
Liabilities:
Accounts payable	$38,113	40,836
Payable to investment companies for securities	122,745	117,596
Accrued compensation	33,754	37,555
Income taxes payable	13,757	—
Other current liabilities	89,466	85,955
Total current liabilities	297,835	281,942
Long-term debt	190,000	189,999
Accrued pension and postretirement costs	13,984	22,492
Deferred income taxes	2,174	4,729
Other non-current liabilities	19,819	20,608
Total liabilities	523,812	519,770
Commitments and contingencies
Stockholders’ equity :
Preferred stock-$1.00 par value: 5,000 shares authorized; none issued	—	—
Class A Common stock-$0.01 par value: 250,000 shares authorized; 99,701 shares issued; 85,743 shares outstanding (85,751 shares outstanding at December 31, 2010)	997	997
Additional paid-in capital	212,598	201,442
Retained earnings	647,291	618,813
Cost of 13,958 common shares in treasury (13,950 at December 31, 2010)	(348,622)	(346,064)
Accumulated other comprehensive loss	(15,892)	(18,027)
Total stockholders’ equity	496,372	457,161
Total liabilities and stockholders’ equity	$1,020,184	976,931

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited, in thousands, except for per share data)

	For the three months
	ended March 31,
	2011	2010

Revenues:
Investment management fees	$131,644	109,663
Underwriting and distribution fees	132,763	113,136
Shareholder service fees	32,167	28,815

Total	296,574	251,614

Operating expenses:
Underwriting and distribution	152,004	133,866
Compensation and related costs (including share-based compensation of $9,868 and $8,823, respectively)	40,475	32,925
General and administrative	17,631	15,686
Subadvisory fees	8,080	7,072
Depreciation	3,604	3,445

Total	221,794	192,994

Operating income	74,780	58,620
Investment and other income	1,003	891
Interest expense	(2,900)	(3,558)

Income before provision for income taxes	72,883	55,953
Provision for income taxes	27,250	20,044

Net income	$45,633	35,909

Net income per share:
Basic	$0.53	0.42
Diluted	$0.53	0.42

Weighted average shares outstanding:
Basic	85,814	85,629
Diluted	85,836	85,675

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of  Stockholders’ Equity

For the Three Months Ended March 31, 2011

(Unaudited, in thousands)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity

Balance at December 31, 2010	99,701	$997	201,442	618,813	(346,064)	(18,027)	457,161

Net income	—	—	—	45,633	—	—	45,633
Recognition of equity compensation	—	—	9,868	—	—	—	9,868
Issuance of nonvested shares and other	—	—	(548)	—	548	—	—
Dividends accrued, $0.20 per share	—	—	—	(17,155)	—	—	(17,155)
Exercise of stock options	—	—	917	—	3,619	—	4,536
Excess tax benefits from share-based payment arrangements	—	—	919	—	—	—	919
Repurchase of common stock	—	—	—	—	(6,725)	—	(6,725)
Unrealized appreciation on available for sale investment securities	—	—	—	—	—	1,134	1,134
Valuation allowance on investment securities’ deferred tax asset	—	—	—	—	—	659	659
Pension and postretirement benefits	—	—	—	—	—	342	342

Balance at March 31, 2011	99,701	$997	212,598	647,291	(348,622)	(15,892)	496,372

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	For the three months
	ended March 31,
	2011	2010

Net income	$45,633	35,909

Other comprehensive income:

Net unrealized appreciation of investment securities during the period, net of income taxes of $662 and $437, respectively	1,134	752

Valuation allowance on investment securities’ deferred tax asset during the period	659	—

Pension and postretirement benefits, net of income taxes of $195 and $220, respectively	342	373

Reclassification adjustment for amounts included in net income, net of income taxes of $(21)	—	(36)

Comprehensive income	$47,768	36,998

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the three months
	ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$45,633	35,909
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,629	3,393
Amortization of deferred sales commissions	13,381	14,450
Share-based compensation	9,868	8,823
Excess tax benefits from share-based payment arrangements	(919)	(512)
Net purchases and sales of trading securities	(2,294)	(310)
Unrealized gain on trading securities	(738)	(697)
Loss on sale and retirement of property and equipment	10	32
Capital gains and dividends reinvested	—	(203)
Deferred income taxes	131	(1,810)
Changes in assets and liabilities:
Cash and cash equivalents - restricted	2,333	(10,840)
Receivables from funds and separate accounts	(1,613)	408
Other receivables	(6,593)	100,496
Other assets	(3,368)	(476)
Deferred sales commissions	(16,963)	(17,373)
Accounts payable and payable to investment companies	2,426	(96,287)
Other liabilities	9,965	4,658

Net cash provided by operating activities	$54,888	39,661

Cash flows from investing activities:
Purchases of available for sale investment securities	(23,607)	(10,000)
Proceeds from sales and maturities of available for sale investment securities	—	185
Additions to property and equipment	(5,164)	(3,750)

Net cash used in investing activities	$(28,771)	(13,565)

Cash flows from financing activities:
Debt repayment	—	(9,996)
Dividends paid	(17,158)	(16,308)
Repurchase of common stock	(6,725)	(13,652)
Exercise of stock options	4,536	5,480
Excess tax benefits from share-based payment arrangements	919	512

Net cash used in financing activities	$(18,428)	(33,964)
Net increase (decrease) in cash and cash equivalents	7,689	(7,868)
Cash and cash equivalents at beginning of period	195,315	244,359
Cash and cash equivalents at end of period	$203,004	236,491

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.              Description of Business and Significant Accounting Policies

Waddell & Reed Financial, Inc. and Subsidiaries

Waddell & Reed Financial, Inc. and subsidiaries (hereinafter referred to as the “Company,” “we,” “our” and “us”) derive revenues from investment management, investment product underwriting and distribution, and shareholder services administration provided to the Waddell & Reed Advisors Group of Mutual Funds (the “Advisors Funds”), Ivy Funds (the “Ivy Funds”), Ivy Funds Variable Insurance Portfolios (the “Ivy Funds VIP”), and Waddell & Reed InvestEd Portfolios (“InvestEd”) (collectively, the Advisors Funds, Ivy Funds, Ivy Funds VIP and InvestEd are referred to as the “Funds”), and institutional and separately managed accounts.  The Funds and the institutional and separately managed accounts operate under various rules and regulations set forth by the United States Securities and Exchange Commission (the “SEC”). Services to the Funds are provided under investment management agreements, underwriting agreements and shareholder servicing and accounting service agreements that set forth the fees to be charged for these services. The majority of these agreements are subject to annual review and approval by each Fund’s board of trustees and shareholders. Our revenues are largely dependent on the total value and composition of assets under management.  Accordingly, fluctuations in financial markets and composition of assets under management can significantly impact revenues and results of operations.

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements included herein pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to enable a reasonable understanding of the information presented.  The information in this Quarterly Report on Form 10-Q should be read in conjunction with Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”).

The accompanying unaudited consolidated financial statements are prepared consistently with the accounting policies described in Note 2 to the consolidated financial statements included in our 2010 Form 10-K, which include the following: use of estimates, cash and cash equivalents, disclosures about fair value of financial instruments, investment securities and investments in mutual funds, property and equipment, software developed for internal use, goodwill and identifiable intangible assets, deferred sales commissions, revenue recognition, advertising and promotion, share-based compensation, accounting for income taxes and derivatives and hedging activities.

In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only a normal and recurring nature) necessary to present fairly our financial position at March 31, 2011, the results of operations for the three months ended March 31, 2011 and 2010, and cash flows for the three months ended March 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States.

2.              Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and short-term investments.  We consider all highly liquid investments with maturities upon acquisition of 90 days or less to be cash equivalents.  Cash and cash equivalents — restricted represents cash held for the benefit of customers segregated in compliance with federal and other regulations.

3.              Investment Securities

Investment securities at March 31, 2011 and December 31, 2010 are as follows:

	Amortized	Unrealized	Unrealized
March 31, 2011	cost	gains	losses	Fair value
	(in thousands)
Available for sale securities:
U.S. treasury bills	$69,953	—	—	69,953
Mortgage-backed securities	10	2	—	12
Municipal bonds	2,730	—	(212)	2,518
Corporate bonds	10,616	—	—	10,616
Mutual funds	28,633	7,491	(43)	36,081
	$111,942	7,493	(255)	119,180

Trading securities:
Commercial paper				4,997
U.S. treasury bills				47,967
Mortgage-backed securities				71
Municipal bonds				483
Corporate bonds				5,318
Common stock				246
Mutual funds				42,758
				101,840

Total investment securities				221,020

	Amortized	Unrealized	Unrealized
December 31, 2010	cost	gains	losses	Fair value
	(in thousands)
Available for sale securities:
U.S. treasury bills	$56,961	—	—	56,961
Mortgage-backed securities	10	2	—	12
Municipal bonds	2,729	—	(185)	2,544
Mutual funds	28,633	5,662	(37)	34,258
	$88,333	5,664	(222)	93,775

Trading securities:
Commercial paper				4,997
U.S. treasury bills				60,958
Mortgage-backed securities				73
Municipal bonds				487
Corporate bonds				50
Common stock				201
Mutual funds				32,070
				98,836

Total investment securities				192,611

Purchases and sales of trading securities during the three months ended March 31, 2011 were $15.3 million and $13.0 million, respectively.

A summary of available for sale debt securities and mutual funds with fair values below carrying values at March 31, 2011 and December 31, 2010 is as follows:

	Less than 12 months		12 months or longer		Total
		Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2011	Fair value	losses	value	losses	value	losses
	(in thousands)
Municipal bonds	$—	—	2,518	(212)	2,518	(212)
Mutual funds	802	(18)	315	(25)	1,117	(43)
Total temporarily impaired securities	$802	(18)	2,833	(237)	3,635	(255)

	Less than 12 months		12 months or longer		Total
		Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010	Fair value	losses	value	losses	value	losses
	(in thousands)
Municipal bonds	$—	—	2,544	(185)	2,544	(185)
Mutual funds	810	(10)	313	(27)	1,123	(37)
Total temporarily impaired securities	$810	(10)	2,857	(212)	3,667	(222)

Based upon our assessment of these municipal bonds and mutual funds, the time frame investments have been in a loss position, our intent to hold mutual funds until they have recovered and our history of holding bonds until maturity, we determined that a write-down was not necessary at March 31, 2011.

Mortgage-backed securities, U.S. treasury bills, municipal bonds and corporate bonds accounted for as available for sale and held as of March 31, 2011 mature as follows:

	Amortized cost	Fair value
	(in thousands)
Within one year	$69,953	69,953
After one year but within 10 years	12,355	12,282
After 10 years	1,001	864
	$83,309	83,099

Mortgage-backed securities, commercial paper, U.S. treasury bills, municipal bonds and corporate bonds accounted for as trading and held as of March 31, 2011 mature as follows:

Fair value
(in thousands)
Within one year	$52,964
After one year but within 10 years	5,801
After 10 years	71
$58,836

We determine the fair value of our investments using broad levels of inputs as defined by related accounting standards as follows:

•                  Level 1 — Investments are valued using quoted prices in active markets for identical securities at the reporting date.  Assets classified as Level 1 include mutual funds classified as available for sale and mutual funds and common stock classified as trading.

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

The following table summarizes our investment securities recognized on our balance sheet using fair value measurements based on the differing levels of inputs:

	March 31,	December 31,
	2011	2010
	(in thousands)
Level 1	$202,002	189,445
Level 2	19,018	3,166
Level 3	—	—
Total	$221,020	192,611

4.              Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of the purchase price over the tangible assets and identifiable intangible assets of an acquired business.  Our goodwill is not deductible for tax purposes.  Goodwill and identifiable intangible assets (all considered indefinite lived) are as follows:

	March 31,	December 31,
	2011	2010
	(in thousands)

Goodwill	$202,518	202,518
Accumulated amortization	(36,307)	(36,307)
Total goodwill	166,211	166,211

Mutual fund management advisory contracts	38,699	38,699
Mutual fund subadvisory management contracts	16,300	16,300
Total identifiable intangible assets	54,999	54,999

Total	$221,210	221,210

5.              Indebtedness

On January 13, 2006, the Company issued $200.0 million in principal amount 5.60% senior notes due 2011 (the “Notes”) resulting in net proceeds of approximately $198.2 million (net of discounts, commissions and estimated expenses).  Interest was payable semi-annually on January 15 and July 15 at a fixed rate of 5.60% per annum.  During the first quarter of 2010, we repurchased $10.0 million of the Notes.

On August 31, 2010, the Company entered into an agreement to complete a $190.0 million private placement of senior unsecured notes that were issued and sold in two tranches:  $95.0 million bearing interest at 5% and maturing January 13, 2018 (the “Series A Notes”) and $95.0 million bearing interest of 5.75% and maturing January 13, 2021 (the “Series B Notes”) (collectively, the “Senior Notes”).  The agreement contained a delayed funding provision that allowed the Company to draw down the proceeds in January 2011 when the Notes matured.  The Company used the proceeds of the issuance and sale of the Senior Notes to repay in full the Notes.  Interest is payable semi-annually in January and July of each year.  The most restrictive provisions of the agreement require the Company to maintain a consolidated leverage ratio not to exceed 3.0 to 1.0 for four consecutive quarters and a consolidated interest coverage ratio of not less than 4.0 to 1.0 for four consecutive quarters.

Debt is reported at its carrying amount on the consolidated balance sheet.  The fair value of the Company’s outstanding indebtedness is approximately $186.2 million as of March 31, 2011 compared to the carrying value of $190.0 million.  The following is a summary of long-term debt at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
	(in thousands)
Principal amount unsecured 5.0% senior notes due in 2018	$95,000	—
Principal amount unsecured 5.75% senior notes due in 2021	95,000	—
Principal amount unsecured 5.60% senior notes due in 2011	—	190,000
Discount on unsecured 5.60% senior notes due in 2011	—	(1)
Total	$190,000	189,999

6.              Income Tax Uncertainties

As of January 1, 2011 and March 31, 2011, the Company had unrecognized tax benefits, including penalties and interest, of $6.6 million ($4.6 million net of federal benefit) and $6.9 million ($4.8 million net of federal benefit), respectively, that if recognized, would impact the Company’s effective tax rate.  Unrecognized tax benefits that are not expected to be settled within the next 12 months are included in other liabilities in the consolidated balance sheets; unrecognized tax benefits that are expected to be settled within the next 12 months are included in income taxes payable.

The Company’s accounting policy with respect to interest and penalties related to income tax uncertainties is to classify these amounts as income taxes.  As of January 1, 2011, the total amount of accrued interest and penalties related to uncertain tax positions recognized in the consolidated balance sheet was $1.9 million ($1.5 million net of federal benefit).  The total amount of penalties and interest, net of federal benefit, related to income tax uncertainties recognized in the statement of income for the three month period ended March 31, 2011 was $50 thousand.  The total amount of accrued penalties and interest related to uncertain tax positions at March 31, 2011 of $1.9 million ($1.5 million net of federal benefit) is included in the total unrecognized tax benefits described above.

In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain.  In addition, respective tax authorities periodically audit our income tax returns. These audits examine our significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions.  The 2007, 2008, 2009 and 2010 federal income tax returns are open tax years that remain subject to potential future audit. The 2005 and 2006 federal tax years also remain open to a limited extent due to capital loss carryback claims.  State income tax returns for all years after

2006, and in certain states, income tax returns for 2005 and 2006, are subject to potential future audit by tax authorities in the Company’s major state tax jurisdictions.

The Company is currently being audited in various state jurisdictions.  It is reasonably possible that the Company will settle the audits in these jurisdictions within the next 12-month period.  It is estimated that the Company’s liability for unrecognized tax benefits, including penalties and interest, could decrease by approximately $0.7 million to $1.7 million ($0.5 million to $1.2 million net of federal benefit) upon settlement of these audits.  Such settlements are not anticipated to have a significant impact on the results of operations.

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

The components of net periodic pension and other postretirement costs related to these plans are as follows:

	Pension Benefits		Other Postretirement Benefits
	Three months ended March 31,		Three months ended March 31,
	2011	2010	2011	2010
	(in thousands)
Components of net periodic benefit cost:
Service cost	$1,701	1,509	139	110
Interest cost	1,737	1,698	101	91
Expected return on plan assets	(2,186)	(1,892)	—	—
Actuarial loss amortization	384	441	—	—
Prior service cost amortization	139	139	14	12
Transition obligation amortization	1	1	—	—

Total	$1,776	1,896	254	213

During the three months ended March 31, 2011, we made a $10.0 million contribution to the Pension Plan.  We do not expect to make additional contributions to the Pension Plan for the remainder of 2011.

8.     Stockholders’ Equity

Earnings per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended
	March 31,
	2011	2010
	(in thousands, except per share amounts)

Net income	$45,633	35,909

Weighted average shares outstanding - basic	85,814	85,629
Dilutive potential shares from stock options	22	46
Weighted average shares outstanding - diluted	85,836	85,675

Earnings per share:
Basic	$0.53	0.42
Diluted	$0.53	0.42

Anti-dilutive Securities

Options to purchase 212 thousand shares of our common stock were excluded from the diluted earnings per share calculation for the three months ended March 31, 2010 because they were anti-dilutive.

Dividends

On February 23, 2011, the Board of Directors approved a dividend on our common stock in the amount of $0.20 per share to stockholders of record as of April 4, 2011 to be paid on May 2, 2011.  The total dividend to be paid is approximately $17.1 million.

Common Stock Repurchases

The Board of Directors has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in our stock-based compensation programs.  There were 175,357 shares and 427,544 shares repurchased in the open market or privately during the three months ended March 31, 2011 and 2010, respectively, which included 357 shares and 564 shares repurchased from employees who elected to tender shares to cover their minimum income tax withholdings with respect to vesting of stock awards during the three months ended March 31, 2011 and 2010, respectively.

In April 2011 the Company repurchased 338,941 shares from employees who elected to tender shares to cover their minimum income tax withholdings with respect to vesting of stock awards during the period.

9.             Share-Based Compensation

A summary of stock option activity and related information for the three months ended March 31, 2011 is presented in the table below.  All options outstanding expire prior to December 31, 2013.

	Options	Weighted average exercise price
Outstanding, December 31, 2010	298,295	$29.98
Granted	—	—
Exercised	(145,858)	31.10
Terminated/Cancelled	(74,998)	29.14
Outstanding, March 31, 2011	77,439	$28.67
Exercisable, March 31, 2011	77,439	$28.67

In the first quarter of 2011, we granted 30,547 shares of nonvested stock with a fair value of $35.91 per share under the Company’s 1998 Stock Incentive Plan, as amended and restated (the “SI Plan”).  The value of those shares at the grant date, aggregating $1.1 million, will be amortized to expense over a four year vesting period.

On April 2, 2011, we granted 1,107,589 shares of nonvested stock with a fair value of $41.28 per share under the SI Plan.  The value of those shares at the grant date, aggregating $45.7 million, will be amortized to expense over a four year vesting period.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the current views and assumptions of management with respect to future events regarding our business and industry in general.  These forward-looking statements include all statements, other than statements of historical fact, regarding our financial position, business strategy and other plans and objectives for future operations, including statements with respect to revenues and earnings, the amount and composition of assets under management, distribution sources, expense levels, redemption rates and the financial markets and other conditions.  These statements are generally identified by the use of such words as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “forecast,” “estimate,” “expect,” “intend,” “plan,” “project,” “outlook,” “will,” “potential” and similar statements of a future or forward-looking nature.  Readers are cautioned that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance.  Actual results may differ materially from those contained in these forward-looking statements as a result of various factors, including but not limited to those discussed below.  If one or more events related to these or other risks, contingencies or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from those forecasted or expected.  Certain important factors that could cause actual results to differ materially from our expectations are disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2010, which include, without limitation:

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

The foregoing factors should not be construed as exhaustive and should be read together with other cautionary statements included in this and other reports and filings we make with the Securities and Exchange Commission, including the information in Item 1 “Business” and Item 1A “Risk Factors” of Part I and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II to our Annual Report on Form 10-K for the year ended December 31, 2010 and as updated in our quarterly reports on Form 10-Q for the year ending December 31, 2011.  All forward-looking statements speak only as the date on which they are made and we undertake no duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We derive our revenues from providing investment management, investment product underwriting and distribution, and shareholder services administration primarily to mutual funds and institutional and separately managed accounts. Investment management fees are based on the amount of average assets under management and are affected by sales levels, financial market conditions, redemptions and the composition of assets. Our underwriting and distribution revenues consist of commissions derived from sales of investment and insurance products, Rule 12b-1 asset-based service and distribution fees, distribution fees on certain variable products, fees earned on fee-based asset allocation products, and related advisory services. The products sold have various commission structures and the revenues received from those sales vary based on the type and amount sold.  Shareholder service fee revenue includes transfer agency fees, custodian fees from retirement plan accounts, portfolio accounting and administration fees, and is earned based on assets under management or number of accounts.

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

First Quarter Highlights

Our average assets under management of $86.7 billion during the first quarter of 2011 were 22% higher than our average assets under management during the first quarter of 2010, resulting in a significant increase in revenues for the current year.  Ending assets under management of $90.1 billion as of March 31, 2011 increased 8% over our previous record high of $83.7 billion at December 31, 2010.

Net income increased 27% compared to the first quarter of 2010 while our operating margin increased to 25.2% during 2011, an improvement of 190 basis points compared to the same quarter in the prior year.  Leverage from higher asset levels combined with continued focus on cost controls led to this margin improvement.

In our Wholesale channel, our continuing efforts to diversify sales resulted in sales of products other than Asset Strategy accounting for 50% of total sales during the first quarter of 2011 as compared to 40% of total sales for fiscal 2010.

Our balance sheet remains strong, and we ended the quarter with cash and investments of over $424.0 million.  In January 2011, the Company drew down the proceeds from a $190.0 million private placement of Senior Notes and used the proceeds to repay in full its existing senior notes.

Assets Under Management

Assets under management increased to $90.1 billion on March 31, 2011 compared to $83.7 billion on December 31, 2010 due to market appreciation of $4.5 billion and net flows of $1.9 billion.

Change in Assets Under Management(1)

	First Quarter 2011
	Advisors	Wholesale	Institutional	Total
	(in millions)

Beginning Assets	$33,181	40,883	9,609	83,673

Sales (net of commissions)	1,064	4,719	776	6,559
Redemptions	(990)	(3,162)	(530)	(4,682)
Net Sales	74	1,557	246	1,877

Net Exchanges	(62)	62	—	—
Reinvested Dividends & Capital Gains	54	—	16	70
Net Flows	66	1,619	262	1,947

Market Appreciation	1,675	2,240	536	4,451
Ending Assets	$34,922	44,742	10,407	90,071

	First Quarter 2010
	Advisors	Wholesale	Institutional	Total
	(in millions)

Beginning Assets	$29,474	32,818	7,491	69,783

Sales (net of commissions)	886	4,430	819	6,135
Redemptions	(762)	(2,106)	(517)	(3,385)
Net Sales	124	2,324	302	2,750

Net Exchanges	(35)	34	—	(1)
Reinvested Dividends & Capital Gains	57	(6)	23	74
Net Flows	146	2,352	325	2,823

Market Appreciation	881	434	311	1,626
Ending Assets	$30,501	35,604	8,127	74,232

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

Average Assets Under Management

	First Quarter 2011
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$25,591	39,226	9,317	$74,134
Fixed Income	7,249	3,081	769	11,099
Money Market	1,234	270	—	1,504
Total	$34,074	42,577	10,086	$86,737

	First Quarter 2010
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$22,236	31,671	6,925	$60,832
Fixed Income	6,037	1,815	710	8,562
Money Market	1,307	296	—	1,603
Total	$29,580	33,782	7,635	$70,997

Results of Operations — Three Months Ended March 31, 2011 as Compared with Three Months Ended March 31, 2010

Net Income

	Three months ended
	March 31,
	2011	2010	Variance
	(in thousands, except per share amounts and percentage data)

Net Income	$45,633	35,909	27%
Earnings per share:
Basic	$0.53	0.42	26%
Diluted	$0.53	0.42	26%

Operating Margin	25.2%	23.3%	8%

We reported net income of $45.6 million, or $0.53 per diluted share, for the first quarter of 2011 compared to $35.9 million, or $0.42 per diluted share, for the first quarter of 2010.

Total Revenues

Total revenues increased 18% to $296.6 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 due to a rise in average assets under management of 22% and an increase in gross sales of 7%.

	Three months ended
	March 31,
	2011	2010	Variance
	(in thousands, except percentage data)

Investment management fees	$131,644	109,663	20%
Underwriting and distribution fees	132,763	113,136	17%
Shareholder service fees	32,167	28,815	12%
Total revenues	$296,574	251,614	18%

Investment Management Fee Revenues

Investment management fee revenues are earned for providing investment advisory services to the Funds and to institutional and separate accounts.  Investment management fee revenues increased $22.0 million, or 20%, from last year’s first quarter.

Revenues from investment management services provided to our retail mutual funds, which are distributed through the Advisors, Wholesale and Institutional channels, were $121.5 million for the quarter ended March 31, 2011.  Revenues increased $19.5 million, or 19%, compared to the first quarter of 2010, while the related retail average assets increased 21% to $76.7 billion.  Investment management fee revenues increased less than the related retail average assets due to the effect of recording management fee waivers, mostly for money market funds, as an offset to investment management fees beginning in the second half of 2010.

Institutional account revenues were $10.1 million for the first quarter of 2011, representing an increase of $2.5 million, or 33%, from last year’s first quarter, due to an increase in average assets of 32% and an increase in the average management fee rate.

We ended the first quarter with $90.1 billion in assets under management compared to the 2010 annual average of $74.0 billion.  This higher asset base, if combined with continued market improvement, would result in an increase to investment management fee revenues for the remainder of 2011.

Long-term redemption rates (which exclude money market fund redemptions) in the Advisors channel were 9.6% in this year’s first quarter, compared to 8.2% in the first quarter of 2010.  In the Wholesale channel, long-term redemption rates were 29.7% for the quarter ended March 31, 2011, compared to 24.6% in the first quarter of 2010.  We expect the Advisors channel long-term redemption rate to remain lower than that of the Wholesale channel due to the personal and customized nature in which our financial advisors provide service to our clients.  Our overall redemption rate of 21.0% remains low compared to the industry average.

Long-term redemption rates for our Institutional channel were 21.3% and 27.4% for the first quarter of 2011 and 2010, respectively.  Subadvisory and defined contribution business comprised over 60% of the Institutional channel’s assets as of March 31, 2011 and unlike defined benefit pension accounts, the active daily flows in or out of these accounts resulted in an increase in contributions and withdrawals, impacting the channel’s redemption rate.

Underwriting and Distribution Fee Revenues and Expenses

The following tables summarize our underwriting and distribution fee revenues and expenses segregated by distribution method within the respective Advisors or Wholesale channel:

	First Quarter 2011
	Advisors	Wholesale	Total
	(in thousands)

Revenue	$72,555	60,208	132,763
Expenses
Direct	50,872	66,591	117,463
Indirect	22,791	11,750	34,541
	73,663	78,341	152,004
Net Underwriting & Distribution	$(1,108)	(18,133)	(19,241)

	First Quarter 2010
	Advisors	Wholesale	Total
	(in thousands)

Revenue	$60,537	52,599	113,136
Expenses
Direct	42,540	57,141	99,681
Indirect	22,845	11,340	34,185
	65,385	68,481	133,866
Net Underwriting & Distribution	$(4,848)	(15,882)	(20,730)

Underwriting and distribution revenues earned in this year’s first quarter increased $19.6 million, or 17%, compared with the first quarter of 2010.  A majority of the increase in revenues was due to higher Rule 12b-1 asset-based service and distribution fee revenues of $10.1 million as a result of an increase in average mutual fund assets under management.  Revenues from fee-based asset allocation products increased $7.7 million compared to the prior year.  Variable annuity revenues increased $3.3 million compared to 2010, but the increase was offset by a decrease in other front-load product sales revenue period over period.

Underwriting and distribution expenses increased by $18.1 million, or 14%, compared to the first quarter of 2010.  A significant portion of this increase was attributed to higher direct expenses in the Wholesale channel of $9.5 million as a result of an increase in average wholesale assets under management and higher sales volume year over year.  We incurred higher dealer compensation paid to third party distributors and increased Rule 12b-1 asset-based service and distribution expenses.  Wholesaler commissions expense increased due to higher sales volumes.  These increases were partially offset by lower amortization expense of deferred sales commissions.  Direct expenses in the Advisors channel increased $8.3 million, or 20%, compared to the first quarter of 2010 due to increased commissions related to the sale of fee-based asset allocation products of $5.0 million and higher Rule 12b-1 asset-based service and distribution commissions of $2.9 million.  Indirect expenses increased $400 thousand in aggregate quarter over quarter related to increased employee compensation and benefits expenses.

Shareholder Service Fees Revenue

Shareholder service fees revenue primarily includes transfer agency fees, custodian fees from retirement plan accounts, and portfolio accounting and administration fees.  Portfolio accounting and administration fees are asset-based revenues or account-based revenues while transfer agency fees and custodian fees from retirement plan accounts are based on the number of accounts.  During the first quarter of 2011, shareholder service fees revenue increased $3.4 million, or 12%, over the first quarter of 2010.  Of this increase, $2.1 million is due to higher asset-based fees quarter over quarter in certain share classes and $1.3 million is attributable to account-based revenues due to a 1% increase in the average number of accounts.

Total Operating Expenses

Operating expenses increased $28.8 million, or 15%, in the first quarter of 2011 compared to the first quarter of 2010.  Expenses increased primarily due to increased underwriting and distribution expenses and compensation and related costs.  Underwriting and distribution expenses are discussed above.

	Three Months Ended March 31,
	2011	2010	Variance
	(in thousands, except percentage data)
Underwriting and distribution	$152,004	133,866	14%
Compensation and related costs	40,475	32,925	23%
General and administrative	17,631	15,686	12%
Subadvisory fees	8,080	7,072	14%
Depreciation	3,604	3,445	5%
Total operating expenses	$221,794	192,994	15%

Compensation and Related Costs

Compensation and related costs increased $7.6 million compared to the first quarter of 2010, due to higher incentive compensation expense of $4.1 million and higher base salaries and payroll taxes of $1.9 million due to increased headcount and annual salary increases.  Share-based compensation increased $1.0 million compared to the first quarter of 2010 primarily due to higher amortization expense associated with our April 2010 and December 2010 grants of nonvested stock compared to grants that became fully vested in 2010.

General and Administrative Costs

General and administrative expenses increased $1.9 million to $17.6 million for the first quarter of 2011 compared to the first quarter of 2010.  The first quarter of 2010 includes a $1.3 million charge due to a trade order execution error.  Excluding this item, general and administrative expenses increased $3.2 million compared to the prior year.  This increase is due to higher dealer services costs of $1.3 million, costs incurred for our national branding campaign that was launched in the first quarter of 2011, increased legal expenses compared to the prior year and higher computer services and software costs of $400 thousand, partially offset by lower fund expenses of $500 thousand.

Subadvisory Fees

Subadvisory fees represent fees paid to other asset managers for providing advisory services for certain mutual fund portfolios.  These expenses reduce our operating margin since we pay out approximately half of our management fee revenue received from subadvised products.  Gross management fee revenues for products subadvised by others were $16.0 million for the three months ended March 31, 2011 compared to $14.0 million for the first quarter of 2010 due to a 15% increase in average net assets.  Subadvisory expenses followed this pattern compared to 2010.

Subadvised average assets under management were $8.0 billion for the quarter ended March 31, 2011, compared to the annual average of $6.8 billion for 2010.  Since subadvisory expenses are a function of sales, redemptions and market action for subadvised assets, the higher asset base will likely result in an increase to both gross management fee revenues and subadvisory expenses for the remainder of 2011.

Other Income and Expenses

Investment and Other Income, Interest Expense and Taxes

Investment and other income totaled $1.0 million for the quarter ended March 31, 2011, compared to $900 thousand in the same period a year ago.

Interest expense was $2.9 million in the first quarter of 2011 compared to $3.6 million for the first quarter of 2010.  The first quarter of 2010 included costs associated with the repurchase of $10.0 million of debt as well as higher costs for our $125.0 million revolving credit facility.

Our effective income tax rate was 37.4% for the first quarter of 2011, as compared to 35.8% in the first quarter of 2010.  Due to the sale of a subsidiary in 2009, the Company has deferred tax assets related to capital loss carryforwards that are available to offset current and future capital gains.  In 2009, a valuation allowance was recorded on a portion of these capital losses due to the limited carryforward period permitted by law on losses of this character.  The lower effective tax rate in 2010 as compared to 2011 was largely attributable to a greater release of the valuation allowance through tax expense in 2010.  An increase in the fair value of our investment portfolios in the first quarters of 2011 and 2010 allowed for the release of the valuation allowance against deferred tax assets that are capital in nature of $0.9 million and $0.9 million, respectively.  Of this decrease to the valuation allowance in 2011 and 2010, $0.3 million and $0.9 million, respectively, were recorded as credits to tax expense and decreased our effective income tax rate.  The first quarter 2011 and 2010 effective income tax rates, removing the effects of the valuation allowance, would have been 37.7% and 37.4%, respectively.  The increase in the adjusted effective income tax rate is due to changes in state legislation in jurisdictions in which the Company operates.

The Company expects its future effective tax rate, exclusive of any increases or reductions to the valuation allowance, state tax incentives, unanticipated state tax legislative changes, and unanticipated decreases in earnings to range from 37% to 39%.

Liquidity and Capital Resources

Our operations provide much of the cash necessary to fund our priorities, as follows:

•                  Finance internal growth

•                  Pay dividends

•                  Repurchase our stock

Finance Internal Growth

We use cash to fund growth in our distribution channels.  Our Wholesale channel, which has a higher cost to gather assets, requires cash outlays for wholesaler commissions and commissions to third parties on deferred load product sales.  We continue to invest in our Advisors channel by providing additional support to our advisors through wholesaling efforts and enhanced technology tools, including compliance-related technology.

Dividends

We paid quarterly dividends on our common stock that resulted in financing cash outflows of $17.2 million for the first three months of 2011.  The dividends paid on our common stock during the first three months of 2010 resulted in financing cash outflows of $16.3 million.

Repurchases

We repurchased 175,357 shares and 427,544 shares of our common stock in the open market or privately during the three months ended March 31, 2011 and 2010, respectively, resulting in cash outflows of $6.7 million and $13.7 million, respectively.

Operating Cash Flows

Cash from operations is our primary source of funds and increased $15.2 million for the three months ended March 31, 2011 compared to the previous year.  The increase is due to higher net income and higher non-cash share-based compensation expense, partially offset by increased purchases of trading securities.

The payable to investment companies for securities account can fluctuate significantly based on trading activity at the end of a reporting period, and from December 31, 2009 to March 31, 2010 there was a significant decrease in Fund shareholder investments received prior to the balance sheet date that were in the process of being invested in the Funds.  On December 31, 2009, the Company changed the trustee of its 401(k) plan.  Approximately $100 million of the payable to investment companies for securities balance was due to the transfer of assets between trustees.  As a result, on our consolidated balance sheet there was a decrease in both the payable to investment companies and a decrease in the cash and receivable accounts from December 31, 2009 to March 31, 2010.  On the statement of cash flows, there were corresponding increases and decreases to cash from operations.  There is little impact to the Company’s liquidity and operations for the variations in these accounts.

During the three months ended March 31, 2011, we made a $10.0 million contribution to our non-contributory retirement plan and do not expect to make an additional contribution for the remainder of 2011.

Investing Cash Flows

Investing cash flows consist primarily of the purchase of available-for-sale investment securities, as well as capital expenditures.  We expect our 2011 capital expenditures to be in the range of $15.0 to $20.0 million.

Financing Cash Flows

As noted previously, dividends and stock repurchases accounted for a majority of our financing cash outflows in the first three months of 2011 and 2010.

Additionally, during 2010 we repurchased $10.0 million of our $200.0 million aggregate principal amount 5.6% senior notes due January 2011 (the “Notes”).  On August 31, 2010, the Company entered into an agreement to complete a $190.0 million private placement of senior unsecured notes that were issued and sold in two tranches:  $95.0 million bearing interest at 5% and maturing January 13, 2018 (the “Series A Notes”) and $95.0 million bearing interest of 5.75% and maturing January 13, 2021 (the “Series B Notes”) (collectively, the “Senior Notes”).  The agreement contained a delayed funding provision that allowed the Company to draw down the proceeds in January 2011 when the Notes matured.  The Company used the proceeds of the issuance and sale of the Senior Notes to repay in full the Notes.  Interest is payable semi-annually in January and July of each year.

Future Capital Requirements

Management believes its available cash, marketable securities and expected cash flow from operations will be sufficient to fund its short-term operating and capital requirements.  Expected short-term uses of cash include dividend payments, interest payments on outstanding debt, income tax payments, seed money for new products, share repurchases, payment of deferred commissions to our financial advisors and third parties, capital expenditures, and home office leasehold improvements, and could include strategic acquisitions.

Expected long-term capital requirements include indebtedness, payment of upfront fund commissions for Class B shares, Class C shares and certain fee-based asset allocation products, operating leases, purchase obligations, and income tax payments.  Other possible long-term discretionary uses of cash could include capital expenditures for enhancement of technology infrastructure and home office expansion, strategic acquisitions, payment of dividends, seed money for new products, pension funding and repurchases of our common stock.

Critical Accounting Policies and Estimates

Management believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.  The Company’s critical accounting policies and estimates are disclosed in the “Critical Accounting Policies and Estimates” section of our 2010 Form 10-K.

Supplemental Information

	First	First
	Quarter	Quarter
	2011	2010	Change
Redemption rates - long term (annualized)
Advisors	9.6%	8.2%
Wholesale	29.7%	24.6%
Institutional	21.3%	27.4%
Total	21.0%	18.2%

Gross revenue per advisor (000’s)	39.2	27.1	44.6%

Number of financial advisors	1,732	2,057	-15.8%
Average number of financial advisors	1,759	2,112	-16.7%

Number of shareholder accounts (000’s)	3,988	3,962	0.7%

Number of shareholders	802,653	930,320	-13.7%

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

The Company has had no significant changes in its Quantitative and Qualitative Disclosures About Market Risk from that previously reported in the Company’s 2010 Form 10-K.

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

Item 1A.         Risk Factors

The Company has had no material changes to its Risk Factors from those previously reported in the Company’s 2010 Form 10-K.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information about the shares of common stock we repurchased during the first quarter of 2011.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program

January 1 - January 31	—	$—	—	n/a	(1)
February 1 - February 28	357	42.06	357	n/a	(1)
March 1 - March 31	175,000	38.34	175,000	n/a	(1)

Total	175,357	$38.35	175,357

(1)          On August 31, 1998, we announced that our Board of Directors approved a program to repurchase shares of our common stock on the open market.  Under the repurchase program, we are authorized to repurchase, in any seven-day period, the greater of (i) 3% of our outstanding common stock or (ii) $50 million of our common stock.  We may repurchase our common stock through the New York Stock Exchange, other national or regional market systems, electronic communication networks or alternative trading systems.  Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased.  Our Board of Directors reviewed and ratified the stock repurchase program in July 2004.  During the first quarter of 2011, all stock repurchases were made pursuant to the repurchase program including 357 shares, reflected in the table above, that were purchased in connection with funding employee income tax withholding obligations arising from the vesting of nonvested shares.

Item 6.                                   Exhibits

3.1

Amended and Restated Bylaws of Waddell & Reed Financial, Inc.  Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 333-43687, filed February 25, 2011 and incorporated herein by reference.

10.1

2011 Performance Goals established pursuant to the Waddell & Reed Financial, Inc. Executive Incentive Plan, as amended and restated.  Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 333-43687, filed February 25, 2011 and incorporated herein by reference.

10.2

Note Purchase Agreement, dated August 31, 2010, by and among Waddell & Reed Financial, Inc. and the purchasers party thereto.  Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 333-43687, filed January 19, 2011 and incorporated herein by reference.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

101

Materials from the Waddell & Reed Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statement of Stockholders’ Equity, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of April 2011.

WADDELL & REED FINANCIAL, INC.

By:	/s/ Henry J. Herrmann
Chief Executive Officer, Chairman of the Board and Director
(Principal Executive Officer)

By:	/s/ Daniel P. Connealy
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Brent K. Bloss
Senior Vice President - Finance and Treasurer
(Principal Accounting Officer)