Form 10-Q
period 2011-06-30
WADDELL & REED FINANCIAL INC
filed 2011-07-29
CIK 1052100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Class	Outstanding as of July 21, 2011
Class A common stock, $.01 par value	86,070,003

WADDELL & REED FINANCIAL, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

Quarter Ended June 30, 2011

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	June 30,
	2011	December 31,
	(unaudited)	2010

Assets:
Cash and cash equivalents	$304,245	195,315
Cash and cash equivalents - restricted	79,978	81,197
Investment securities	118,364	192,611
Receivables:
Funds and separate accounts	31,346	27,234
Customers and other	99,395	84,422
Deferred income taxes	9,894	10,622
Income taxes receivable	9,574	4,336
Prepaid expenses and other current assets	12,676	9,313
Total current assets	665,472	605,050

Property and equipment, net	72,104	71,248
Deferred sales commissions, net	71,491	64,710
Goodwill and identifiable intangible assets	221,210	221,210
Other non-current assets	14,611	14,713
Total assets	$1,044,888	976,931

Liabilities:
Accounts payable	$40,657	40,836
Payable to investment companies for securities	124,253	117,596
Accrued compensation	38,734	37,555
Payable to third party brokers	44,459	38,908
Other current liabilities	50,481	47,047
Total current liabilities	298,584	281,942

Long-term debt	190,000	189,999
Accrued pension and postretirement costs	15,749	22,492
Deferred income taxes	3,769	4,729
Other non-current liabilities	21,092	20,608
Total liabilities	529,194	519,770

Commitments and contingencies

Stockholders’ equity:
Preferred stock-$1.00 par value: 5,000 shares authorized; none issued	—	—
Class A Common stock-$0.01 par value: 250,000 shares authorized; 99,701 shares issued; 86,072 shares outstanding (85,751 shares outstanding at December 31, 2010)	997	997
Additional paid-in capital	204,578	201,442
Retained earnings	679,893	618,813
Cost of 13,629 common shares in treasury (13,950 at December 31, 2010)	(351,814)	(346,064)
Accumulated other comprehensive loss	(17,960)	(18,027)
Total stockholders’ equity	515,694	457,161
Total liabilities and stockholders’ equity	$1,044,888	976,931

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited, in thousands, except for per share data)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2011	2010	2011	2010

Revenues:
Investment management fees	$138,985	113,052	270,629	222,715
Underwriting and distribution fees	137,354	114,545	270,117	227,681
Shareholder service fees	33,606	29,622	65,773	58,437

Total	309,945	257,219	606,519	508,833

Operating expenses:
Underwriting and distribution	157,219	133,506	309,223	267,372
Compensation and related costs (including share-based compensation of $12,960, $10,282, $22,828 and $19,105, respectively)	42,092	34,355	82,567	67,280
General and administrative	19,500	16,709	37,131	32,395
Subadvisory fees	8,313	6,888	16,393	13,960
Depreciation	3,842	3,486	7,446	6,931

Total	230,966	194,944	452,760	387,938

Operating income	78,979	62,275	153,759	120,895
Investment and other income	2,452	(1,585)	3,455	(694)
Interest expense	(2,835)	(3,111)	(5,735)	(6,669)

Income before provision for income taxes	78,596	57,579	151,479	113,532
Provision for income taxes	28,626	23,427	55,876	43,471

Net income	$49,970	34,152	95,603	70,061

Net income per share:
Basic	$0.58	0.40	1.11	0.82
Diluted	$0.58	0.40	1.11	0.82

Weighted average shares outstanding:
Basic	86,264	85,984	86,040	85,807
Diluted	86,275	86,025	86,057	85,851

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of  Stockholders’ Equity

For the Six Months Ended June 30, 2011

(Unaudited, in thousands)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity

Balance at December 31, 2010	99,701	$997	201,442	618,813	(346,064)	(18,027)	457,161

Net income	—	—	—	95,603	—	—	95,603
Recognition of equity compensation	—	—	22,828	—	—	—	22,828
Issuance of nonvested shares and other	—	—	(28,125)	—	28,125	—	—
Dividends accrued, $0.40 per share	—	—	—	(34,523)	—	—	(34,523)
Exercise of stock options	—	—	934	—	3,788	—	4,722
Excess tax benefits from share-based payment arrangements	—	—	7,499	—	—	—	7,499
Repurchase of common stock	—	—	—	—	(37,663)	—	(37,663)
Unrealized appreciation on available for sale investment securities	—	—	—	—	—	801	801
Valuation allowance on investment securities’ deferred tax asset	—	—	—	—	—	(256)	(256)
Pension and postretirement benefits	—	—	—	—	—	778	778
Reclassification adjustment for amounts included in net income	—	—	—	—	—	(1,256)	(1,256)

Balance at June 30, 2011	99,701	$997	204,578	679,893	(351,814)	(17,960)	515,694

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2011	2010	2011	2010

Net income	$49,970	34,152	95,603	70,061

Other comprehensive income:

Net unrealized appreciation (depreciation) of investment securities during the period, net of income taxes of $(191), $(1,357), $471 and $(920), respectively	(333)	(2,329)	801	(1,577)

Valuation allowance on investment securities’ deferred tax asset during the period	(915)	(538)	(256)	(538)

Pension and postretirement benefits, net of income taxes of $237, $191, $432 and $411, respectively	436	327	778	700

Reclassification adjustment for amounts included in net income, net of income taxes of $(730), $(300), $(730) and $(321), respectively	(1,256)	(516)	(1,256)	(552)

Comprehensive income	$47,902	31,096	95,670	68,094

See accompanying notes to unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the six months
	ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$95,603	70,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,742	6,841
Amortization of deferred sales commissions	26,601	29,816
Share-based compensation	22,828	19,105
Excess tax benefits from share-based payment arrangements	(7,499)	(3,955)
Gain on sale of available for sale investment securities	(1,986)	(760)
Net purchases and sales or maturities of trading securities	71,301	(11,892)
Unrealized (gain) loss on trading securities	(962)	1,973
Loss on sale and retirement of property and equipment	49	81
Capital gains and dividends reinvested	—	(365)
Deferred income taxes	(662)	(1,452)
Changes in assets and liabilities:
Cash and cash equivalents - restricted	1,219	19,317
Receivables from funds and separate accounts	(4,112)	6,905
Other receivables	(14,973)	76,242
Other assets	(3,261)	(740)
Deferred sales commissions	(33,382)	(33,028)
Accounts payable and payable to investment companies	6,478	(105,120)
Other liabilities	7,312	(7,726)

Net cash provided by operating activities	$172,296	65,303

Cash flows from investing activities:
Purchases of available for sale investment securities	(79,167)	(20,000)
Proceeds from sales and maturities of available for sale investment securities	84,053	10,420
Additions to property and equipment	(8,351)	(8,212)

Net cash used in investing activities	$(3,465)	(17,792)

Cash flows from financing activities:
Debt repayment	—	(10,000)
Dividends paid	(34,459)	(32,739)
Repurchase of common stock	(37,663)	(60,368)
Exercise of stock options	4,722	9,675
Excess tax benefits from share-based payment arrangements	7,499	3,955

Net cash used in financing activities	$(59,901)	(89,477)
Net increase (decrease) in cash and cash equivalents	108,930	(41,966)
Cash and cash equivalents at beginning of period	195,315	244,359
Cash and cash equivalents at end of period	$304,245	202,393

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

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements included herein pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to enable a reasonable understanding of the information presented.  The information in this Quarterly Report on Form 10-Q should be read in conjunction with Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”). Certain amounts in the prior period financial statements have been reclassified for consistent presentation.

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

In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only a normal and recurring nature) necessary to present fairly our financial position at June 30, 2011, the results of operations for the three and six months ended June 30, 2011 and 2010, and cash flows for the six months ended June 30, 2011 and 2010 in conformity with accounting principles generally accepted in the United States.

2.     Accounting Pronouncements Not Yet Adopted

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”).  This ASU was issued concurrently with International Financial Reporting Standard (“IFRS”) 13, “Fair Value Measurements” (“IFRS 13”), to provide largely identical guidance about fair value measurement and disclosure requirements. The new standards do not extend the use of fair value but, rather, provide guidance about how fair value should be applied where it already is required or permitted under IFRS or U.S. GAAP.  For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13.  This standard is effective for interim and annual periods beginning after December 15, 2011 and is required to be applied prospectively.  In the period of adoption, a reporting entity will be required to disclose a change, if any, in valuation technique and related inputs that result from applying the ASU and to quantify the total effect, if practicable.  The Company expects that the adoption of ASU 2011-04 in 2012 will not have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”).  Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity.  This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and is required to be applied retrospectively.  The Company expects that the adoption of ASU 2011-05 in 2012 will not have a material impact on its consolidated financial statements.

3.     Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and short-term investments.  We consider all highly liquid investments with maturities upon acquisition of 90 days or less to be cash equivalents.  Cash and cash equivalents — restricted represents cash held for the benefit of customers segregated in compliance with federal and other regulations.

4.     Investment Securities

Investment securities at June 30, 2011 and December 31, 2010 are as follows:

	Amortized	Unrealized	Unrealized
June 30, 2011	cost	gains	losses	Fair value
	(in thousands)
Available for sale securities:
Mortgage-backed securities	$10	2	—	12
Municipal bonds	2,545	—	(149)	2,396
Corporate bonds	31,457	54	—	31,511
Mutual funds	51,204	5,230	(409)	56,025
	$85,216	5,286	(558)	89,944

Trading securities:
Mortgage-backed securities				70
Municipal bonds				492
Corporate bonds				5,283
Common stock				194
Mutual funds				22,381
				28,420

Total investment securities				118,364

	Amortized	Unrealized	Unrealized
December 31, 2010	cost	gains	losses	Fair value
	(in thousands)
Available for sale securities:
U.S. treasury bills	$56,961	—	—	56,961
Mortgage-backed securities	10	2	—	12
Municipal bonds	2,729	—	(185)	2,544
Mutual funds	28,633	5,662	(37)	34,258
	$88,333	5,664	(222)	93,775

Trading securities:
Commercial paper				4,997
U.S. treasury bills				60,958
Mortgage-backed securities				73
Municipal bonds				487
Corporate bonds				50
Common stock				201
Mutual funds				32,070
				98,836

Total investment securities				192,611

Purchases of trading securities during the six months ended June 30, 2011 were $15.3 million, while sales and maturities were $86.6 million for the same period.

A summary of available for sale debt securities and mutual funds with fair values below carrying values at June 30, 2011 and December 31, 2010 is as follows:

	Less than 12 months		12 months or longer		Total
		Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2011	Fair value	losses	value	losses	value	losses
	(in thousands)
Municipal bonds	$—	—	2,396	(149)	2,396	(149)
Mutual funds	18,590	(387)	318	(22)	18,908	(409)
Total temporarily impaired securities	$18,590	(387)	2,714	(171)	21,304	(558)

	Less than 12 months		12 months or longer		Total
		Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010	Fair value	losses	value	losses	value	losses
	(in thousands)
Municipal bonds	$—	—	2,544	(185)	2,544	(185)
Mutual funds	810	(10)	313	(27)	1,123	(37)
Total temporarily impaired securities	$810	(10)	2,857	(212)	3,667	(222)

Based upon our assessment of these municipal bonds and mutual funds, the time frame investments have been in a loss position, our intent to hold mutual funds until they have recovered and our history of holding bonds until maturity, we determined that a write-down was not necessary at June 30, 2011.

Mortgage-backed securities, municipal bonds and corporate bonds accounted for as available for sale and held as of June 30, 2011 mature as follows:

	Amortized cost	Fair value
	(in thousands)
Within one year	$—	—
After one year but within 10 years	33,011	33,030
After 10 years	1,001	889
	$34,012	33,919

Mortgage-backed securities, municipal bonds and corporate bonds accounted for as trading and held as of June 30, 2011 mature as follows:

Fair value
(in thousands)
Within one year	$—
After one year but within 10 years	5,775
After 10 years	70
$5,845

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

The following table summarizes our investment securities recognized on our balance sheet using fair value measurements based on the differing levels of inputs:

	June 30,	December 31,
	2011	2010
	(in thousands)
Level 1	$78,600	189,445
Level 2	39,764	3,166
Level 3	—	—
Total	$118,364	192,611

5.     Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of the purchase price over the tangible assets and identifiable intangible assets of an acquired business.  Our goodwill is not deductible for tax purposes.  Goodwill and identifiable intangible assets (all considered indefinite-lived) are as follows:

	June 30,	December 31,
	2011	2010
	(in thousands)
Goodwill	$202,518	202,518
Accumulated amortization	(36,307)	(36,307)
Total goodwill	166,211	166,211

Mutual fund management advisory contracts	38,699	38,699
Mutual fund subadvisory management contracts	16,300	16,300
Total identifiable intangible assets	54,999	54,999

Total	$221,210	221,210

As of June 30, 2011, the Company’s annual impairment test indicated that goodwill and identifiable intangible assets were not impaired.  Related to goodwill, the fair value of the investment management and related services reporting unit exceeded its carrying value by more than 100% and the fair value of the Legend reporting unit exceeded its carrying value by more than 65%.  The fair value of our indefinite-life intangible assets exceeded their respective carrying values by more than 90%.

6.     Indebtedness

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

On August 31, 2010, the Company entered into an agreement to complete a $190.0 million private placement of senior unsecured notes that were issued and sold in two tranches:  $95.0 million bearing interest at 5.0% and maturing January 13, 2018 (the “Series A Notes”) and $95.0 million bearing interest of 5.75% and maturing January 13, 2021 (the “Series B Notes”) (collectively, the “Senior Notes”).  The agreement contained a delayed funding provision that allowed the Company to draw down the proceeds in January 2011 when the Notes matured.  The Company used the proceeds of the issuance and sale of the Senior Notes to repay in full the Notes.  Interest is payable semi-annually in January and July of each year.  The most restrictive provisions of the agreement require the Company to maintain a consolidated leverage ratio not to exceed 3.0 to 1.0 for four consecutive quarters and a consolidated interest coverage ratio of not less than 4.0 to 1.0 for four consecutive quarters. The Company was in compliance with these covenants and similar covenants in prior facilities for all periods presented.

Debt is reported at its carrying amount on the consolidated balance sheet.  The fair value of the Company’s outstanding indebtedness is approximately $191.4 million as of June 30, 2011 compared to the carrying value of $190.0 million.  The following is a summary of long-term debt at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
	(in thousands)
Principal amount unsecured 5.0% senior notes due in 2018	$95,000	—
Principal amount unsecured 5.75% senior notes due in 2021	95,000	—
Principal amount unsecured 5.60% senior notes due in 2011	—	190,000
Discount on unsecured 5.60% senior notes due in 2011	—	(1)
Total	$190,000	189,999

7.     Income Tax Uncertainties

As of January 1, 2011 and June 30, 2011, the Company had unrecognized tax benefits, including penalties and interest, of $6.6 million ($4.6 million net of federal benefit) and $7.3 million ($5.1 million net of federal benefit), respectively, that if recognized, would impact the Company’s effective tax rate.  Unrecognized tax benefits that are not expected to be settled within the next 12 months are included in other liabilities in the consolidated balance sheets; unrecognized tax benefits that are expected to be settled within the next 12 months are included in income taxes payable.

The Company’s accounting policy with respect to interest and penalties related to income tax uncertainties is to classify these amounts as income taxes.  As of January 1, 2011, the total amount of accrued interest and penalties related to uncertain tax positions recognized in the consolidated balance sheet was $1.9 million ($1.5 million net of federal benefit).  The total amount of penalties and interest, net of federal benefit, related to income tax uncertainties recognized in the statement of income for the six month period ended June 30, 2011 was $0.2 million.  The total amount of accrued penalties and interest related to uncertain tax positions at June 30, 2011 of $2.1 million ($1.7 million net of federal benefit) is included in the total unrecognized tax benefits described above.

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

The Company is currently being audited in various state jurisdictions.  It is reasonably possible that the Company will settle the audits in these jurisdictions within the next 12-month period.  It is estimated that the Company’s liability for unrecognized tax benefits, including penalties and interest, could decrease by approximately $0.7 million to $1.7 million ($0.4 million to $1.1 million net of federal benefit) upon settlement of these audits.  Such settlements are not anticipated to have a significant impact on the results of operations.

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

The components of net periodic pension and other postretirement costs related to these plans are as follows:

	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	Three months ended June 30,		Three months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010	2011	2010	2011	2010
	(in thousands)				(in thousands)
Components of net periodic benefit cost:
Service cost	$1,850	1,561	140	111	3,551	3,070	279	221
Interest cost	1,861	1,600	100	91	3,598	3,298	201	182
Expected return on plan assets	(2,196)	(1,857)	—	—	(4,382)	(3,749)	—	—
Actuarial loss amortization	518	367	—	—	902	808	—	—
Prior service cost amortization	139	139	14	11	278	278	28	23
Transition obligation amortization	1	1	—	—	2	2	—	—

Total	$2,173	1,811	254	213	3,949	3,707	508	426

During the first quarter of 2011, we made a $10.0 million contribution to the Pension Plan.  We do not expect to make additional contributions to the Pension Plan for the remainder of 2011.

9.     Stockholders’ Equity

Earnings per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands, except per share amounts)

Net income	$49,970	34,152	95,603	70,061

Weighted average shares outstanding - basic	86,264	85,984	86,040	85,807
Dilutive potential shares from stock options	11	41	17	44
Weighted average shares outstanding - diluted	86,275	86,025	86,057	85,851

Earnings per share:
Basic	$0.58	0.40	1.11	0.82
Diluted	$0.58	0.40	1.11	0.82

Anti-dilutive Securities

There were no anti-dilutive options for the three and six months ended June 30, 2011.  Options to purchase 431 thousand shares and 356 thousand shares of our common stock were excluded from the diluted earnings per share calculation for the three and six months ended June 30, 2010, respectively, because they were anti-dilutive.

Dividends

On April 6, 2011, the Board of Directors approved a dividend on our common stock in the amount of $0.20 per share to stockholders of record as of July 8, 2011 to be paid on August 1, 2011.  The total dividend to be paid is approximately $17.2 million.

Common Stock Repurchases

The Board of Directors has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in our stock-based compensation programs.  There were 782,316 shares and 1,451,666 shares repurchased in the open market or privately during the three months ended June 30, 2011 and 2010, respectively, which included 339,815 shares and 271,766 shares repurchased from employees who elected to tender shares to cover their minimum income tax withholdings with respect to vesting of stock awards during the three months ended June 30, 2011 and 2010, respectively.  There were 957,673 shares and 1,879,210 shares repurchased in the open market or privately during the six months ended June 30, 2011 and 2010, respectively, which included 340,172 shares and 272,330 shares repurchased from employees who elected to tender shares to cover their minimum income tax withholdings with respect to vesting of stock awards during each of these two periods.

10.  Share-Based Compensation

A summary of stock option activity and related information for the six months ended June 30, 2011 is presented in the table below.  All options outstanding expire prior to December 31, 2013.

	Options	Weighted average exercise price
Outstanding, December 31, 2010	298,295	$29.98
Granted	—	—
Exercised	(152,514)	30.95
Terminated/Cancelled	(74,998)	29.14
Outstanding, June 30, 2011	70,783	$28.75
Exercisable, June 30, 2011	70,783	$28.75

On April 2, 2011, we granted 1,107,589 shares of nonvested stock with a fair value of $41.28 per share under the Company’s 1998 Stock Incentive Plan, as amended and restated (the “SI Plan”).  The value of those shares at the grant date, aggregating $45.7 million, will be amortized to expense over a four year vesting period.

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

Michael E. Taylor, Kenneth B. Young, individuals, on behalf of themselves individually and on behalf of others similarly situated v. Waddell & Reed, Inc. and DOES 1 through 10 inclusive; Case No. 09-CV-2909 AJB (WVG); in the United States District Court for the Southern District of California.

In this action filed December 28, 2009, the Company, along with various of its affiliates, were sued in an individual action, class action and Fair Labor Standards Act (“FLSA”) nationwide collective action by two former advisors asserting misclassification of financial advisors as independent contractors instead of employees. Only Waddell & Reed, Inc. remains as a defendant in the case.  Plaintiffs assert claims under the FLSA for minimum and overtime wages, claims under California Labor Code Statutes, and a claim for Unfair Business Practices under the California Business & Professions Code.  Plaintiffs seek declaratory and injunctive relief and monetary damages.  On April 22, 2011, plaintiffs moved to conditionally certify the purported FLSA collective action, asking the court to allow certain financial advisors the opportunity to opt in to the lawsuit.  The Company has opposed this request. If the court conditionally certifies the FLSA collective action, certain current and former financial advisors will be provided written notice of the lawsuit and offered the opportunity to participate as plaintiffs.  If conditional certification is granted, the scope and cost of the case would increase, particularly where there is a high participation rate by those notified.  The Company intends to continue vigorously contesting plaintiffs’ claims.

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

Second Quarter Highlights

Our average assets under management of $90.7 billion during the second quarter of 2011 were 25% higher than our average assets under management during the second quarter of 2010, resulting in a significant increase in revenues for the current year.  Ending assets under management of $91.7 billion as of June 30, 2011 represented a 2% increase over assets at March 31, 2011.

Net income increased 46% compared to the second quarter of 2010 while our operating margin increased to 25.5% during the quarter, an improvement of 130 basis points compared to the same quarter in the prior year.  Compared to the first quarter of 2011, net income increased 10% and our operating margin increased 30 basis points.  Leverage from higher asset levels combined with continued focus on cost controls led to this margin improvement.

An annualized organic growth rate of 7.6% during the quarter puts us near the top of our peer group, and significantly ahead of the industry’s estimated 1.8% rate of growth.

In our Wholesale channel, our continuing efforts to diversify sales resulted in sales of products other than Asset Strategy accounting for 53% of total sales during the second quarter of 2011 as compared to 40% of total sales for fiscal 2010.

Our balance sheet remains strong, and we ended the quarter with cash and investments of $422.6 million.  In January 2011, the Company drew down the proceeds from a $190.0 million private placement of Senior Notes and used the proceeds to repay in full its existing senior notes.

Assets Under Management

Assets under management increased to $91.7 billion on June 30, 2011 compared to $90.1 billion on March 31, 2011 due primarily to net flows of $1.7 billion.  Net flows were primarily driven by the Wholesale channel during the quarter.

Change in Assets Under Management(1)

	Second Quarter 2011
	Advisors	Wholesale	Institutional	Total
	(in millions)

Beginning Assets	$34,922	44,742	10,407	90,071

Sales (net of commissions)	1,011	4,211	556	5,778
Redemptions	(1,058)	(2,566)	(709)	(4,333)
Net Sales	(47)	1,645	(153)	1,445

Net Exchanges	(56)	55	—	(1)
Reinvested Dividends & Capital Gains	128	117	28	273
Net Flows	25	1,817	(125)	1,717

Market Appreciation (Depreciation)	(104)	(1)	64	(41)
Ending Assets	$34,843	46,558	10,346	91,747

	Second Quarter 2010
	Advisors	Wholesale	Institutional	Total
	(in millions)

Beginning Assets	$30,501	35,604	8,127	74,232

Sales (net of commissions)	954	3,530	768	5,252
Redemptions	(902)	(3,303)	(551)	(4,756)
Net Sales	52	227	217	496

Net Exchanges	(55)	54	—	(1)
Reinvested Dividends & Capital Gains	103	107	26	236
Net Flows	100	388	243	731

Market Depreciation	(2,386)	(3,469)	(829)	(6,684)
Ending Assets	$28,215	32,523	7,541	68,279

(1)       Includes all activity of the Funds and institutional and separate accounts, including money market funds and transactions at net asset value, accounts for which we receive no commissions.

Assets under management increased to $91.7 billion on June 30, 2011 compared to $83.7 billion on December 31, 2010 due to market appreciation of $4.4 billion and net flows of $3.7 billion on a combination of positive flows and market appreciation in all three channels.

	Year to Date 2011
	Advisors	Wholesale	Institutional	Total
	(in millions)

Beginning Assets	$33,181	40,883	9,609	83,673

Sales (net of commissions)	2,075	8,930	1,333	12,338
Redemptions	(2,048)	(5,728)	(1,240)	(9,016)
Net Sales	27	3,202	93	3,322

Net Exchanges	(118)	117	—	(1)
Reinvested Dividends & Capital Gains	182	117	44	343
Net Flows	91	3,436	137	3,664

Market Appreciation	1,571	2,239	600	4,410
Ending Assets	$34,843	46,558	10,346	91,747

	Year to Date 2010
	Advisors	Wholesale	Institutional	Total
	(in millions)

Beginning Assets	$29,474	32,818	7,491	69,783

Sales (net of commissions)	1,840	7,960	1,587	11,387
Redemptions	(1,664)	(5,409)	(1,068)	(8,141)
Net Sales	176	2,551	519	3,246

Net Exchanges	(90)	88	—	(2)
Reinvested Dividends & Capital Gains	160	101	49	310
Net Flows	246	2,740	568	3,554

Market Depreciation	(1,505)	(3,035)	(518)	(5,058)
Ending Assets	$28,215	32,523	7,541	68,279

Average assets under management, which are generally more indicative of trends in revenue for providing investment management services than the quarter over quarter change in ending assets under management, are presented below.

Average Assets Under Management

	Second Quarter 2011
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$26,049	41,767	9,713	$77,529
Fixed Income	7,512	3,478	782	11,772
Money Market	1,157	281	—	1,438
Total	$34,718	45,526	10,495	$90,739

	Second Quarter 2010
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$22,374	32,469	7,162	$62,005
Fixed Income	6,357	1,975	721	9,053
Money Market	1,241	276	—	1,517
Total	$29,972	34,720	7,883	$72,575

	Year to Date 2011
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$25,821	40,504	9,516	$75,841
Fixed Income	7,382	3,280	775	11,437
Money Market	1,195	276	—	1,471
Total	$34,398	44,060	10,291	$88,749

	Year to Date 2010
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$22,305	32,072	7,022	$61,399
Fixed Income	6,198	1,896	711	8,805
Money Market	1,274	286	—	1,560
Total	$29,777	34,254	7,733	$71,764

Results of Operations — Three and Six Months Ended June 30, 2011 as Compared with Three and Six Months Ended June 30, 2010

Net Income

	Three months ended
	June 30,
	2011	2010	Variance
	(in thousands, except per share amounts and percentage data)

Net Income	$49,970	34,152	46%
Earnings per share:
Basic	$0.58	0.40	45%
Diluted	$0.58	0.40	45%

Operating Margin	25.5%	24.2%	5%

	Six months ended
	June 30,
	2011	2010	Variance
	(in thousands, except per share amounts and percentage data)

Net Income	$95,603	70,061	36%
Earnings per share:
Basic	$1.11	0.82	35%
Diluted	$1.11	0.82	35%

Operating Margin	25.4%	23.8%	7%

We reported net income of $50.0 million, or $0.58 per diluted share, for the second quarter of 2011 compared to $34.2 million, or $0.40 per diluted share, for the second quarter of 2010.  Net income for the six months ended June 30, 2011 was $95.6 million, or $1.11 per diluted share, compared to net income of $70.1 million, or $0.82 per diluted share, for the same period in 2010.

Total Revenues

Total revenues increased 20% to $309.9 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 due to a rise in average assets under management of 25% and an increase in gross sales of 10%.  Revenues were $606.5 million for the six months ended June 30, 2011, an increase of 19% over revenues for the same period in 2010, attributable to a rise in average assets under management of 24% and an increase in gross sales of 8% for the six months ended June 30, 2011 compared to the same period in the prior year.

	Three months ended
	June 30,
	2011	2010	Variance
	(in thousands, except percentage data)

Investment management fees	$138,985	113,052	23%
Underwriting and distribution fees	137,354	114,545	20%
Shareholder service fees	33,606	29,622	13%
Total revenues	$309,945	257,219	20%

	Six months ended
	June 30,
	2011	2010	Variance
	(in thousands, except percentage data)

Investment management fees	$270,629	222,715	22%
Underwriting and distribution fees	270,117	227,681	19%
Shareholder service fees	65,773	58,437	13%
Total revenues	$606,519	508,833	19%

Investment Management Fee Revenues

Investment management fee revenues are earned for providing investment advisory services to the Funds and to institutional and separate accounts.  Investment management fee revenues increased $25.9 million, or 23%, from last year’s second quarter and $47.9 million, or 22%, for the six month period ended June 30, 2011 compared to the same period in 2010.

Revenues from investment management services provided to our retail mutual funds, which are distributed through the Advisors, Wholesale and Institutional channels, were $128.6 million for the quarter ended June 30, 2011.  Revenues increased $23.4 million, or 22%, compared to the second quarter of 2010, while the related retail average assets increased 24% to $80.2 billion.  For the six months ended June 30, 2011, revenues from investment management services provided to our retail mutual funds increased $42.9 million, or 21%, to $250.1 million compared to the first six months of 2010, while the related retail average assets increased 23% to $78.5 billion.  For both periods, investment management fee revenues increased less than the related retail average assets due to the effect of recording management fee waivers, mostly for money market funds, as an offset to investment management fees beginning in the second half of 2010.

Institutional account revenues were $10.4 million for the second quarter of 2011, representing an increase of $2.5 million, or 32%, from last year’s second quarter, and were $20.5 million for the six month period ended June 30, 2011, an increase of 32% compared to the same period in 2010.  For both comparative periods, average assets increased 33% and there was a slight decline in the average management fee rate.

We ended the second quarter with $91.7 billion in assets under management compared to the 2010 annual average of $74.0 billion.  Beginning the third quarter of 2011 with this higher asset base, if combined with continued market improvement, could result in an increase to investment management fee revenues for the remainder of 2011.

Long-term redemption rates (which exclude money market fund redemptions) in the Advisors channel were 10.1% in this year’s second quarter and 9.9% year-to-date, compared to 9.5% in the second quarter of 2010 and 8.9% for the first six months of 2010.  In the Wholesale channel, long-term redemption rates were 22.3% for the quarter ended June 30, 2011, compared to 37.7% in the second quarter of 2010.  For the six months ended June 30, 2011, the Wholesale channel’s long-term redemption rate decreased to 25.8% compared to 31.3% for the same period in 2010.  Increased redemptions in our Asset Strategy and Global Natural Resources funds during 2010 drove the increased redemption rates for those periods.  We expect the Advisors channel long-term redemption rate to remain lower than that of the Wholesale channel due to the personal and customized nature in which our financial advisors provide service to our clients.

Long-term redemption rates for our Institutional channel were 27.1% and 28.0% for the second quarter of 2011 and 2010, respectively, and decreased to 24.3% for the six month period ended June 30, 2011 compared to 27.8% for the same period in 2010.

Our overall redemption rates of 18.2% and 19.6% for the second quarter and first six months of 2011, respectively, remain low compared to the year to date industry average of 25%, based on data from the ICI.

Underwriting and Distribution Fee Revenues and Expenses

The following tables summarize our underwriting and distribution fee revenues and expenses segregated by distribution method within the respective Advisors or Wholesale channel:

	Second Quarter 2011
	Advisors	Wholesale	Total
	(in thousands)

Revenue	$74,018	63,336	137,354
Expenses
Direct	52,422	69,376	121,798
Indirect	23,724	11,697	35,421
	76,146	81,073	157,219
Net Underwriting & Distribution	$(2,128)	(17,737)	(19,865)

	Second Quarter 2010
	Advisors	Wholesale	Total
	(in thousands)

Revenue	$61,443	53,102	114,545
Expenses
Direct	43,151	57,635	100,786
Indirect	21,746	10,974	32,720
	64,897	68,609	133,506
Net Underwriting & Distribution	$(3,454)	(15,507)	(18,961)

	Year to Date 2011
	Advisors	Wholesale	Total
	(in thousands)

Revenue	$146,573	123,544	270,117
Expenses
Direct	103,294	135,967	239,261
Indirect	46,515	23,447	69,962
	149,809	159,414	309,223
Net Underwriting & Distribution	$(3,236)	(35,870)	(39,106)

	Year to Date 2010
	Advisors	Wholesale	Total
	(in thousands)

Revenue	$121,980	105,701	227,681
Expenses
Direct	85,691	114,776	200,467
Indirect	44,591	22,314	66,905
	130,282	137,090	267,372
Net Underwriting & Distribution	$(8,302)	(31,389)	(39,691)

Underwriting and distribution revenues earned in this year’s second quarter increased $22.8 million, or 20%, compared with the second quarter of 2010.  A majority of the increase in revenues was due to higher Rule 12b-1 asset-based service and distribution fee revenues of $12.0 million as a result of an increase in average mutual fund assets under management.  Revenues from fee-based asset allocation products increased $9.0 million compared to the prior year.  Variable annuity revenues increased $2.3 million compared to 2010, but the increase was offset by a decrease in other front-load product sales revenue period over period.

Underwriting and distribution revenues earned for the six months ended June 30, 2011 increased $42.4 million, or 19%, compared with the same period in 2010.  A majority of the increase in revenues was due to higher Rule 12b-1 asset-based service and distribution fee revenues of $22.1 million as a result of an increase in average mutual fund assets under management.  Revenues from fee-based asset allocation products increased $16.6 million compared to the prior year.  Variable annuity revenues increased $5.6 million compared to 2010, but the increase was offset by a decrease in other front-load product sales revenue period over period.

Underwriting and distribution expenses increased by $23.7 million, or 18%, compared to the second quarter of 2010.  A significant portion of this increase was attributed to higher direct expenses in the Wholesale channel of $11.7 million as a result of an increase in average wholesale assets under management and higher sales volume year over year.  We incurred higher dealer compensation paid to third party distributors and increased Rule 12b-1 asset-based service and distribution expenses.  Wholesaler commissions expense increased due to higher sales volumes.  These increases were partially offset by lower amortization expense of deferred sales commissions.  Direct expenses in the Advisors channel increased $9.3 million, or 21%, compared to the second quarter of 2010 due to increased commissions related to the sale of fee-based asset allocation products of $6.0 million and higher Rule 12b-1 asset-based service and distribution commissions of $3.1 million.  Indirect expenses increased $2.7 million compared to the quarter ended June 30, 2010 due to increased employee compensation and benefits expenses, higher marketing costs and higher convention costs.

Underwriting and distribution expenses increased by $41.9 million, or 16%, compared to the first six months of 2010.  A significant portion of this increase was attributed to higher direct expenses in the Wholesale channel of $21.2 million as a result of an increase in average wholesale assets under management and higher sales volume year over year.  We incurred higher dealer compensation paid to third party distributors and increased Rule 12b-1 asset-based service and distribution expenses.  Wholesaler commissions expense increased due to higher sales volumes.  These increases were partially offset by lower amortization expense of deferred sales commissions.  Direct expenses in the Advisors channel increased $17.6 million, or 21%, compared to the first six months of 2010 due to increased commissions related to the sale of fee-based asset allocation products of $11.1 million and higher Rule 12b-1 asset-based service and distribution commissions of $5.9 million.  Indirect expenses increased $3.1 million compared to the first six months of 2010, related to increased employee compensation and benefits expenses, higher marketing costs and higher convention costs.

Shareholder Service Fees Revenue

Shareholder service fees revenue primarily includes transfer agency fees, custodian fees from retirement plan accounts, and portfolio accounting and administration fees.  Portfolio accounting and administration fees are asset-based revenues or account-based revenues while transfer agency fees and custodian fees from retirement plan accounts are based on the number of accounts.  During the second quarter of 2011, shareholder service fees revenue increased $4.0 million, or 13%, over the second quarter of 2010.  Of this increase, $2.7 million is due to higher asset-based fees quarter over quarter in certain share classes and $1.3 million is attributable to account-based revenues due to a 1% increase in the average number of accounts.  For the six month period ended June 30, 2011, shareholder service fees revenue increased $7.3 million, or 13%, compared to the same period in 2010.  Of this increase, $4.8 million is due to higher asset-based fees in certain share classes and $2.5 million is attributable to account-based revenues due to a 1% increase in the average number of accounts.

Total Operating Expenses

Operating expenses increased $36.0 million, or 18%, in the second quarter of 2011 compared to the second quarter of 2010.  For the six months ended June 30, 2011, operating expenses increased $64.8 million, or 17%, compared to the same period in 2010.  For both periods, expenses increased primarily due to increased underwriting and distribution expenses and compensation and related costs.  Underwriting and distribution expenses are discussed above.

	Three Months Ended
	June 30,
	2011	2010	Variance
	(in thousands, except percentage data)
Underwriting and distribution	$157,219	133,506	18%
Compensation and related costs	42,092	34,355	23%
General and administrative	19,500	16,709	17%
Subadvisory fees	8,313	6,888	21%
Depreciation	3,842	3,486	10%
Total operating expenses	$230,966	194,944	18%

	Six Months Ended
	June 30,
	2011	2010	Variance
	(in thousands, except percentage data)
Underwriting and distribution	$309,223	267,372	16%
Compensation and related costs	82,567	67,280	23%
General and administrative	37,131	32,395	15%
Subadvisory fees	16,393	13,960	17%
Depreciation	7,446	6,931	7%
Total operating expenses	$452,760	387,938	17%

Compensation and Related Costs

On April 2, 2011, we granted 1,107,589 shares of nonvested stock with a fair value of $41.28 per share under the Company’s 1998 Stock Incentive Plan, as amended and restated (the “SI Plan”).  The value of those shares at the grant date, aggregating $45.7 million, will be amortized to expense over a four year vesting period.

Compensation and related costs increased $7.7 million compared to the second quarter of 2010, due to higher base salaries and payroll taxes of $1.6 million due to increased headcount and annual salary increases, higher incentive compensation expense of $1.4 million, decreased capitalized software development activities of $1.0 million and higher group insurance costs of $600 thousand.  Share-based compensation increased $2.7 million compared to the second quarter of 2010 due to higher amortization expense associated with our April 2011 and December 2010 grants of nonvested stock compared to grants that became fully vested in 2011 and higher non-employee advisor (independent contractor) stock award amortization expense in 2011.

Compensation and related costs for the six months ended June 30, 2011 increased $15.3 million compared to the same period in 2010, primarily due to higher incentive compensation expense of $5.5 million.  Base salaries and payroll taxes increased $3.5 million due to increased headcount and annual salary increases.  Capitalized software development activities decreased $800 thousand and group insurance costs increased $800 thousand.  Share-based compensation increased $3.7 million compared to the first six months of 2010 primarily due to higher amortization expense associated with our April 2011, December 2010 and April 2010 grants of nonvested stock compared to grants that became fully vested in 2011 and higher non-employee advisor (independent contractor) stock award amortization expense in 2011.

General and Administrative Costs

General and administrative expenses increased $2.8 million to $19.5 million for the second quarter of 2011 compared to the second quarter of 2010.  This increase is due to costs incurred for our national branding campaign that was launched in the first quarter of 2011, increased legal expenses compared to the prior year and higher computer services and software costs of $600 thousand, partially offset by lower fund expenses of $1.1 million.  Fee waivers were previously recorded as part of fund expenses, however beginning in the second half of 2010, fee waivers are netted against management fee revenues.

General and administrative expenses of $37.1 million for the first six months of 2011 represents an increase of $4.7 million, or 15%, compared to the first six months of 2010.   The first quarter of 2010 includes a $1.3 million charge due to a trade order execution error.  Excluding this item, general and administrative expenses increased $6.0 million.  The increase is due to costs incurred for our national branding campaign that was launched in the first quarter of 2011, higher legal fees, increased dealer services costs of $1.5 million and increased computer services and software costs of $1.0 million, partially offset by lower fund expenses of $1.6 million.

Subadvisory Fees

Subadvisory fees represent fees paid to other asset managers for providing advisory services for certain mutual fund portfolios.  These expenses reduce our operating margin since we pay out approximately half of our management fee revenue received from subadvised products.  Gross management fee revenues for products subadvised by others were $16.5 million for the three months ended June 30, 2011 compared to $13.7 million for the second quarter of 2010 due to a 22% increase in average net assets.  For the six months ended June 30, 2011, gross management fee revenues for products subadvised by others were $32.6 million compared to $27.7 million for the same period in 2010 due to an 18% increase in average net assets.  Subadvisory expenses followed the same pattern of increase compared to 2010.

Subadvised average assets under management were $8.2 billion for the quarter ended June 30, 2011, compared to the annual average of $6.8 billion for 2010.  Since subadvisory expenses are a function of sales, redemptions and market action for subadvised assets, beginning the third quarter of 2011 with a higher asset base could result in an increase to both gross management fee revenues and subadvisory expenses for the remainder of 2011.

Other Income and Expenses

Investment and Other Income, Interest Expense and Taxes

Investment and other income was $2.5 million for the quarter ended June 30, 2011, compared to a loss of $1.6 million in the same period a year ago.  We recorded gains of $2.0 million from the sale of available for sale mutual fund holdings during the second quarter of 2011, compared to gains of $800 thousand in the same period in 2010.  In our mutual fund trading portfolio, we recorded gains of $300 thousand during the quarter, compared to losses of $2.6 million in the same period last year.

Investment and other income was $3.5 million for the six months ended June 30, 2011, compared to a loss of $700 thousand for the six months ended June 30, 2010.  During 2011, we recorded gains of $2.0 million from the sale of available for sale mutual fund holdings compared to gains of $800 thousand in 2010.  In our mutual fund trading portfolio, we recorded gains of $900 thousand during the first six months of 2011, compared to losses of $1.9 million in the same period last year.

Interest expense was $2.8 million in the second quarter of 2011 compared to $3.1 million for the second quarter of 2010.  We incurred lower costs related to both our long-term debt and our $125.0 million revolving credit facility.   Interest expense was $5.7 million in the first six months of 2011 compared to $6.7 million for the same period in 2010.  In addition to lower costs related to our long-term debt and our revolving credit facility, the first quarter of 2010 included costs associated with the repurchase of $10.0 million of our senior notes.

Our effective income tax rate was 36.4% for the second quarter of 2011, as compared to 40.7% in the second quarter of 2010.  Due to the sale of a subsidiary in 2009, the Company has deferred tax assets related to capital loss carryforwards that are available to offset current and future capital gains.  In 2009, a valuation allowance was recorded on a portion of these capital losses due to the limited carryforward period permitted by law on losses of this character.  During the second quarter of 2011, the Company realized gains on the sale of available for sale securities, which allowed for a release of the valuation allowance through a credit to income tax expense of $0.8 million and, as a result, decreased our effective tax rate.  During the second quarter of 2010, the fair value of the Company’s investment portfolios declined, which led to an increase in the valuation allowance and a charge to income tax expense of $1.8 million, which increased our effective tax rate.  The lower effective tax rate in 2011 as compared to 2010 was largely attributable to the release of the valuation allowance through tax expense in 2011 as compared to the increase in the valuation allowance through tax expense in 2010.  The second quarter 2011 and 2010 effective income tax rates, removing the effects of the valuation allowance, would have been 37.4% and 37.6%, respectively.  The decrease in the adjusted effective income tax rate is due to higher income before taxes in 2011, which dilutes the impact of non-deductible expenses on the effective tax rate.

Our effective tax rate was 36.9% for the six months ended June 30, 2011, as compared to 38.3% for the six months ended June 30, 2010.  Excluding the $1.0 million decrease to the valuation allowance recorded for the six months ended June 30, 2011, the effective tax rate would have been 37.6%.  Excluding the $0.9 million increase to the valuation allowance recorded for the six months ended June 30, 2010, the effective tax rate would have been 37.5%.  The increase in the adjusted effective income tax rate is due to changes in state legislation in jurisdictions in which the Company operates.

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

Dividends

We paid quarterly dividends on our common stock that resulted in financing cash outflows of $34.5 million for the first six months of 2011.  The dividends paid on our common stock during the first six months of 2010 resulted in financing cash outflows of $32.7 million.

Repurchases

We repurchased 957,673 shares and 1,879,210 shares of our common stock in the open market or privately during the six months ended June 30, 2011 and 2010, respectively, resulting in cash outflows of $37.7 million and $60.4 million, respectively.

Operating Cash Flows

Cash from operations is our primary source of funds and increased $107.0 million for the six months ended June 30, 2011 compared to the previous year.  The increase is due to higher net income and non-cash share-based compensation expense, as well as significant net sales of trading securities in 2011 compared to net purchases of trading securities in 2010.

The payable to investment companies for securities account can fluctuate significantly based on trading activity at the end of a reporting period, and from December 31, 2009 to June 30, 2010 there was a significant decrease in Fund shareholder investments received prior to the balance sheet date that were in the process of being invested in the Funds.  On December 31, 2009, the Company changed the trustee of its 401(k) plan.  Approximately $100.0 million of the payable to investment companies for securities balance was due to the transfer of assets between trustees.  As a result, on our consolidated balance sheet there was a decrease in both the payable to investment companies and a decrease in the cash and receivable accounts from December 31, 2009 to June 30, 2010.  On the statement of cash flows, there were corresponding increases and decreases to cash from operations.  There is little impact to the Company’s liquidity and operations for the variations in these accounts.

During the first quarter of 2011, we made a $10.0 million contribution to our non-contributory retirement plan and do not expect to make an additional contribution for the remainder of 2011.

Investing Cash Flows

Investing cash flows consist primarily of the purchase of available for sale investment securities, as well as capital expenditures.  We expect our 2011 capital expenditures to be in the range of $15.0 to $20.0 million.

Financing Cash Flows

As noted previously, dividends and stock repurchases accounted for a majority of our financing cash outflows in the first six months of 2011 and 2010.

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

Expected long-term capital requirements include indebtedness; payment of upfront fund commissions for Class B shares, Class C shares and certain fee-based asset allocation products; operating leases; purchase obligations and income tax payments.  Other possible long-term discretionary uses of cash could include capital expenditures for enhancement of technology infrastructure and home office expansion, strategic acquisitions, payment of dividends, seed money for new products, pension funding and repurchases of our common stock.

Critical Accounting Policies and Estimates

Management believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.  The Company’s critical accounting policies and estimates are disclosed in the “Critical Accounting Policies and Estimates” section of our 2010 Form 10-K.

Supplemental Information

	Second	Second		Year to	Year to
	Quarter	Quarter		Date	Date
	2011	2010	Change	2011	2010	Change
Redemption rates - long term (annualized)
Advisors	10.1%	9.5%		9.9%	8.9%
Wholesale	22.3%	37.7%		25.8%	31.3%
Institutional	27.1%	28.0%		24.3%	27.8%
Total	18.2%	25.2%		19.6%	21.8%

Gross revenue per advisor (000’s)	40.2	28.5	41.1%	79.4	55.6	42.8%

Number of financial advisors	1,751	2,013	-13.0%
Average number of financial advisors	1,737	2,032	-14.5%	1,750	2,097	-16.5%

Number of shareholder accounts (000’s)	4,087	3,973	2.9%

Number of shareholders	819,368	901,394	-9.1%

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

Item 1A.         Risk Factors

The Company has had no material changes to its Risk Factors from those previously reported in the Company’s 2010 Form 10-K.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information about the shares of common stock we repurchased during the second quarter of 2011.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program

April 1 - April 30	509,589	$41.12	509,589	n/a	(1)
May 1 - May 31	105,645	38.42	105,645	n/a	(1)
June 1 - June 30	167,082	35.45	167,082	n/a	(1)

Total	782,316	$39.55	782,316

(1)          On August 31, 1998, we announced that our Board of Directors approved a program to repurchase shares of our common stock on the open market.  Under the repurchase program, we are authorized to repurchase, in any seven-day period, the greater of (i) 3% of our outstanding common stock or (ii) $50 million of our common stock.  We may repurchase our common stock through the New York Stock Exchange, other national or regional market systems, electronic communication networks or alternative trading systems.  Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased.  Our Board of Directors reviewed and ratified the stock repurchase program in July 2004.  During the second quarter of 2011, all stock repurchases were made pursuant to the repurchase program including 339,815 shares, reflected in the table above, that were purchased in connection with funding employee income tax withholding obligations arising from the vesting of nonvested shares.

Item 6.	Exhibits

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

101

Materials from the Waddell & Reed Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statement of Stockholders’ Equity, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Unaudited Consolidated Financial Statements, tagged in detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of July 2011.

WADDELL & REED FINANCIAL, INC.

By:	/s/ Henry J. Herrmann
Chief Executive Officer, Chairman of the Board
and Director
(Principal Executive Officer)

By:	/s/ Daniel P. Connealy
Senior Vice President
and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Brent K. Bloss
Senior Vice President - Finance
and Treasurer
(Principal Accounting Officer)