Form 10-Q
period 2011-09-30
WADDELL & REED FINANCIAL INC
filed 2011-10-28
CIK 1052100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒.

Shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Class	Outstanding as of October 20, 2011
Class A common stock, $.01 par value	85,307,747

WADDELL & REED FINANCIAL, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

Quarter Ended September 30, 2011

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	September 30,
	2011	December 31,
	(unaudited)	2010

Assets:
Cash and cash equivalents	$316,501	195,315
Cash and cash equivalents - restricted	55,662	81,197
Investment securities	123,576	192,611
Receivables:
Funds and separate accounts	29,942	27,234
Customers and other	114,391	84,422
Deferred income taxes	13,349	10,622
Income taxes receivable	7,430	4,336
Prepaid expenses and other current assets	11,318	9,313
Total current assets	672,169	605,050

Property and equipment, net	72,480	71,248
Deferred sales commissions, net	71,457	64,710
Goodwill and identifiable intangible assets	221,210	221,210
Other non-current assets	13,422	14,713
Total assets	$1,050,738	976,931

Liabilities:
Accounts payable	$54,601	40,836
Payable to investment companies for securities	100,966	117,596
Accrued compensation	38,814	37,555
Payable to third party brokers	47,613	38,908
Other current liabilities	51,386	47,047
Total current liabilities	293,380	281,942

Long-term debt	190,000	189,999
Accrued pension and postretirement costs	17,382	22,492
Deferred income taxes	6,734	4,729
Other non-current liabilities	22,208	20,608
Total liabilities	529,704	519,770

Commitments and contingencies

Stockholders’ equity:
Preferred stock-$1.00 par value: 5,000 shares authorized; none issued	—	—
Class A Common stock-$0.01 par value: 250,000 shares authorized; 99,701 shares issued; 85,420 shares outstanding (85,751 shares outstanding at December 31, 2010)	997	997
Additional paid-in capital	216,699	201,442
Retained earnings	702,644	618,813
Cost of 14,281 common shares in treasury (13,950 at December 31, 2010)	(371,236)	(346,064)
Accumulated other comprehensive loss	(28,070)	(18,027)
Total stockholders’ equity	521,034	457,161
Total liabilities and stockholders’ equity	$1,050,738	976,931

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited, in thousands, except for per share data)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2011	2010	2011	2010

Revenues:
Investment management fees	$133,494	111,159	404,123	333,874
Underwriting and distribution fees	131,001	114,071	401,118	341,752
Shareholder service fees	33,254	29,577	99,027	88,014

Total	297,749	254,807	904,268	763,640

Operating expenses:
Underwriting and distribution	151,936	132,857	461,159	400,229
Compensation and related costs (including share-based compensation of $11,662, $10,944, $34,490 and $30,049, respectively)	37,052	36,164	119,619	103,444
General and administrative	22,491	16,022	59,622	48,417
Subadvisory fees	7,291	6,481	23,684	20,441
Depreciation	3,980	3,526	11,426	10,457

Total	222,750	195,050	675,510	582,988

Operating income	74,999	59,757	228,758	180,652
Investment and other income (loss)	(4,365)	3,933	(910)	3,239
Interest expense	(2,838)	(3,128)	(8,573)	(9,797)

Income before provision for income taxes	67,796	60,562	219,275	174,094
Provision for income taxes	27,962	20,029	83,838	63,500

Net income	$39,834	40,533	135,437	110,594

Net income per share:
Basic	$0.46	0.47	1.58	1.29
Diluted	$0.46	0.47	1.58	1.29

Weighted average shares outstanding:
Basic	85,776	85,438	85,951	85,683
Diluted	85,782	85,448	85,964	85,715

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2011	2010	2011	2010

Net income	$39,834	40,533	135,437	110,594

Other comprehensive income:

Net unrealized appreciation (depreciation) of investment securities during the period, net of income taxes of $(3,768), $1,917, $(3,297) and $997, respectively	(6,458)	3,286	(5,657)	1,709

Valuation allowance on investment securities’ deferred tax asset during the period	(3,873)	1,128	(4,129)	590

Pension and postretirement benefits, net of income taxes of $212, $206, $644 and $617, respectively	393	350	1,171	1,050

Reclassification adjustment for amounts included in net income, net of income taxes of $(100), $(143), $(830) and $(464), respectively	(172)	(247)	(1,428)	(799)

Comprehensive income	$29,724	45,050	125,394	113,144

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the Nine Months Ended September 30, 2011

(Unaudited, in thousands)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity

Balance at December 31, 2010	99,701	$997	201,442	618,813	(346,064)	(18,027)	457,161

Net income	—	—	—	135,437	—	—	135,437
Recognition of equity compensation	—	—	34,490	—	—	—	34,490
Issuance of nonvested shares and other	—	—	(28,047)	—	28,047	—	—
Dividends accrued, $0.60 per share	—	—	—	(51,606)	—	—	(51,606)
Exercise of stock options	—	—	941	—	3,881	—	4,822
Excess tax benefits from share-based payment arrangements	—	—	7,873	—	—	—	7,873
Repurchase of common stock	—	—	—	—	(57,100)	—	(57,100)
Unrealized depreciation on available for sale investment securities	—	—	—	—	—	(5,657)	(5,657)
Valuation allowance on investment securities’ deferred tax asset	—	—	—	—	—	(4,129)	(4,129)
Pension and postretirement benefits	—	—	—	—	—	1,171	1,171
Reclassification adjustment for amounts included in net income	—	—	—	—	—	(1,428)	(1,428)

Balance at September 30, 2011	99,701	$997	216,699	702,644	(371,236)	(28,070)	521,034

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the nine months
	ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$135,437	110,594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,080	10,325
Amortization of deferred sales commissions	40,178	44,528
Share-based compensation	34,490	30,049
Excess tax benefits from share-based payment arrangements	(7,873)	(4,280)
Gain on sale of available for sale investment securities	(2,258)	(1,093)
Net purchases and sales or maturities of trading securities	63,543	(11,865)
(Gain) loss on trading securities	2,740	(2,879)
Loss on sale and retirement of property and equipment	1,697	88
Capital gains and dividends reinvested	—	(366)
Deferred income taxes	(1,368)	(6,353)
Changes in assets and liabilities:
Cash and cash equivalents - restricted	25,535	15,905
Receivables from funds and separate accounts	(2,708)	9,085
Other receivables	(29,969)	83,759
Other assets	(549)	(794)
Deferred sales commissions	(46,925)	(44,353)
Accounts payable and payable to investment companies	(2,865)	(109,322)
Other liabilities	17,453	5,153

Net cash provided by operating activities	$238,638	128,181

Cash flows from investing activities:
Purchases of available for sale investment securities	(99,297)	(20,000)
Proceeds from sales and maturities of available for sale investment securities	92,276	12,773
Additions to property and equipment	(14,359)	(12,408)
Proceeds from sales of property and equipment	5	5

Net cash used in investing activities	$(21,375)	(19,630)

Cash flows from financing activities:
Debt repayment	—	(10,000)
Dividends paid	(51,672)	(48,970)
Repurchase of common stock	(57,100)	(61,378)
Exercise of stock options	4,822	9,675
Excess tax benefits from share-based payment arrangements	7,873	4,280

Net cash used in financing activities	$(96,077)	(106,393)
Net increase in cash and cash equivalents	121,186	2,158
Cash and cash equivalents at beginning of period	195,315	244,359
Cash and cash equivalents at end of period	$316,501	246,517

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.              Description of Business and Significant Accounting Policies

Waddell & Reed Financial, Inc. and Subsidiaries

Waddell & Reed Financial, Inc. and subsidiaries (hereinafter referred to as the “Company,” “we,” “our” and “us”) derive revenues from investment management, investment product underwriting and distribution, and shareholder services administration provided to the Waddell & Reed Advisors Group of Mutual Funds (the “Advisors Funds”), Ivy Funds (the “Ivy Funds”), Ivy Funds Variable Insurance Portfolios (the “Ivy Funds VIP”), and InvestEd Portfolios (“InvestEd”) (collectively, the Advisors Funds, Ivy Funds, Ivy Funds VIP and InvestEd are referred to as the “Funds”), and institutional and separately managed accounts.  The Funds and the institutional and separately managed accounts operate under various rules and regulations set forth by the United States Securities and Exchange Commission (the “SEC”). Services to the Funds are provided under investment management agreements, underwriting agreements and shareholder servicing and accounting service agreements that set forth the fees to be charged for these services. The majority of these agreements are subject to annual review and approval by each Fund’s board of trustees and shareholders. Our revenues are largely dependent on the total value and composition of assets under management.  Accordingly, fluctuations in financial markets and composition of assets under management can significantly impact revenues and results of operations.

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

In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only a normal and recurring nature) necessary to present fairly our financial position at September 30, 2011, the results of operations for the three and nine months ended September 30, 2011 and 2010, and cash flows for the nine months ended September 30, 2011 and 2010 in conformity with accounting principles generally accepted in the United States.

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

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”).  Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity.  This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and is required to be applied retrospectively.  The Company is currently in compliance with this standard.

In September 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other (Topic 350):  Testing Goodwill for Impairment” (“ASU 2011-08”).  This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment test.  If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying value, it need not perform the two-step impairment test.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The Company will comply with this standard upon adoption in 2012.

3.              Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and short-term investments.  We consider all highly liquid investments with maturities upon acquisition of 90 days or less to be cash equivalents.  Cash and cash equivalents — restricted represents cash held for the benefit of customers segregated in compliance with federal and other regulations.

4.     Investment Securities

Investment securities at September 30, 2011 and December 31, 2010 are as follows:

	Amortized	Unrealized	Unrealized
September 30, 2011	cost	gains	losses	Fair value
	(in thousands)
Available for sale securities:
Mortgage-backed securities	$10	1	—	11
Municipal bonds	2,548	—	(38)	2,510
Corporate bonds	43,065	24	(232)	42,857
Mutual funds	51,456	2,081	(7,606)	45,931
	$97,079	2,106	(7,876)	91,309

Trading securities:
Mortgage-backed securities				64
Municipal bonds				500
Corporate bonds				12,924
Common stock				35
Mutual funds				18,744
				32,267

Total investment securities				123,576

	Amortized	Unrealized	Unrealized
December 31, 2010	cost	gains	losses	Fair value
	(in thousands)
Available for sale securities:
U.S. treasury bills	$56,961	—	—	56,961
Mortgage-backed securities	10	2	—	12
Municipal bonds	2,729	—	(185)	2,544
Mutual funds	28,633	5,662	(37)	34,258
	$88,333	5,664	(222)	93,775

Trading securities:
Commercial paper				4,997
U.S. treasury bills				60,958
Mortgage-backed securities				73
Municipal bonds				487
Corporate bonds				50
Common stock				201
Mutual funds				32,070
				98,836

Total investment securities				192,611

Purchases of trading securities during the nine months ended September 30, 2011 were $23.1 million, while sales and maturities were $86.6 million for the same period.

A summary of available for sale debt securities and mutual funds with fair values below carrying values at September 30, 2011 and December 31, 2010 is as follows:

	Less than 12 months		12 months or longer		Total
September 30, 2011	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(in thousands)
Municipal bonds	$—	—	2,511	(38)	2,511	(38)
Corporate bonds	24,378	(232)	—	—	24,378	(232)
Mutual funds	35,424	(7,588)	322	(18)	35,746	(7,606)
Total temporarily impaired securities	$59,802	(7,820)	2,833	(56)	62,635	(7,876)

	Less than 12 months		12 months or longer		Total
December 31, 2010	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(in thousands)
Municipal bonds	$—	—	2,544	(185)	2,544	(185)
Mutual funds	810	(10)	313	(27)	1,123	(37)
Total temporarily impaired securities	$810	(10)	2,857	(212)	3,667	(222)

Based upon our assessment of these municipal bonds, corporate bonds and mutual funds, the time frame investments have been in a loss position, our intent to hold mutual funds until they have recovered and our history of holding bonds until maturity, we determined that a write-down was not necessary at September 30, 2011.

Mortgage-backed securities, municipal bonds and corporate bonds accounted for as available for sale and held as of September 30, 2011 mature as follows:

	Amortized cost	Fair value
	(in thousands)
Within one year	$14,845	14,684
After one year but within 10 years	29,777	29,718
After 10 years	1,001	976
	$45,623	45,378

Mortgage-backed securities, municipal bonds and corporate bonds accounted for as trading and held as of September 30, 2011 mature as follows:

Fair value
(in thousands)
After one year but within 10 years	$13,424
After 10 years	64
$13,488

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

The following table summarizes investment securities recognized on our balance sheet using fair value measurements based on the differing levels of inputs:

	September 30,	December 31,
	2011	2010
	(in thousands)
Level 1	$64,710	189,445
Level 2	58,866	3,166
Level 3	—	—
Total	$123,576	192,611

5.     Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of the purchase price over the tangible assets and identifiable intangible assets of an acquired business.  Our goodwill is not deductible for tax purposes.  Goodwill and identifiable intangible assets (all considered indefinite-lived) are as follows:

	September 30, 2011	December 31, 2010
	(in thousands)

Goodwill	$202,518	202,518
Accumulated amortization	(36,307)	(36,307)
Total goodwill	166,211	166,211

Mutual fund management advisory contracts	38,699	38,699
Mutual fund subadvisory management contracts	16,300	16,300
Total identifiable intangible assets	54,999	54,999

Total	$221,210	221,210

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

Debt is reported at its carrying amount on the consolidated balance sheet.  The fair value of the Company’s outstanding indebtedness is approximately $188.2 million as of September 30, 2011 compared to the carrying value of $190.0 million.  The following is a summary of long-term debt at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
	(in thousands)
Principal amount unsecured 5.0% senior notes due in 2018	$95,000	—
Principal amount unsecured 5.75% senior notes due in 2021	95,000	—
Principal amount unsecured 5.60% senior notes due in 2011	—	190,000
Discount on unsecured 5.60% senior notes due in 2011	—	(1)
Total	$190,000	189,999

7.     Income Tax Uncertainties

As of January 1, 2011 and September 30, 2011, the Company had unrecognized tax benefits, including penalties and interest, of $6.6 million ($4.6 million net of federal benefit) and $8.4 million ($6.0 million net of federal benefit), respectively, that if recognized, would impact the Company’s effective tax rate.  Unrecognized tax benefits that are not expected to be settled within the next 12 months are included in other liabilities in the consolidated balance sheets; unrecognized tax benefits that are expected to be settled within the next 12 months are included in income taxes payable.

The Company’s accounting policy with respect to interest and penalties related to income tax uncertainties is to classify these amounts as income taxes.  As of January 1, 2011, the total amount of accrued interest and penalties related to uncertain tax positions recognized in the consolidated balance sheet was $1.9 million ($1.5 million net of federal benefit).  The total amount of penalties and interest, net of federal benefit, related to income tax uncertainties recognized in the statement of income for the nine month period ended September 30, 2011 was $0.3 million.  The total amount of accrued penalties and interest related to uncertain tax positions at September 30, 2011 of $2.2 million ($1.8 million net of federal benefit) is included in the total unrecognized tax benefits described above.

In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain.  In addition, respective tax authorities periodically audit our income tax returns. These audits examine our significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions.  The 2008, 2009 and 2010 federal income tax returns are open tax years that remain subject to potential future audit.  Nearly all state income tax returns for all years after 2007, and in certain states, income tax returns for 2006 and 2007, are subject to potential future audit by tax authorities in the Company’s major state tax jurisdictions.  The 2005, 2006 and 2007 tax years also remain open to a limited extent on federal and certain state income tax returns due to capital loss carryback claims.

The Company is currently being audited in various state jurisdictions.  It is reasonably possible that the Company will settle the audits in these jurisdictions within the next 12-month period.  It is estimated that the Company’s liability for unrecognized tax benefits, including penalties and interest, could decrease by approximately $0.2 million to $1.9 million ($0.2 million to $1.3 million net of federal benefit) upon settlement of these audits.  Such settlements are not anticipated to have a significant impact on the results of operations.

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

The components of net periodic pension and other postretirement costs related to these plans are as follows:

	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	Three months ended September 30,		Three months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010	2011	2010	2011	2010
	(in thousands)				(in thousands)
Components of net periodic benefit cost:
Service cost	$1,775	1,535	139	111	5,326	4,605	418	332
Interest cost	1,799	1,649	100	91	5,397	4,947	301	273
Expected return on plan assets	(2,191)	(1,875)	—	—	(6,573)	(5,624)	—	—
Actuarial loss amortization	451	404	—	—	1,353	1,212	—	—
Prior service cost amortization	139	139	14	11	417	417	42	34
Transition obligation amortization	1	1	—	—	3	3	—	—

Total	$1,974	1,853	253	213	5,923	5,560	761	639

During the first quarter of 2011, we made a $10.0 million contribution to the Pension Plan.  We do not expect to make additional contributions to the Pension Plan for the remainder of 2011.

9.   Stockholders’ Equity

Earnings per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands, except per share amounts)

Net income	$39,834	40,533	135,437	110,594

Weighted average shares outstanding - basic	85,776	85,438	85,951	85,683
Dilutive potential shares from stock options	6	10	13	32
Weighted average shares outstanding - diluted	85,782	85,448	85,964	85,715

Earnings per share:
Basic	$0.46	0.47	1.58	1.29
Diluted	$0.46	0.47	1.58	1.29

Anti-dilutive Securities

Options to purchase 27 thousand shares of our common stock were excluded from the diluted earnings per share calculation for the three months ended September 30, 2011 because they were anti-dilutive.  There were no anti-dilutive options for the nine months ended September 30, 2011.  Options to purchase 401 thousand shares and 327 thousand shares of our common stock were excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2010, respectively, because they were anti-dilutive.

Dividends

On July 20, 2011, the Board of Directors approved a dividend on our common stock in the amount of $0.20 per share to stockholders of record as of October 3, 2011 to be paid on November 1, 2011.  The total dividend to be paid is approximately $17.1 million.

Common Stock Repurchases

The Board of Directors has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in our stock-based compensation programs.  There were 651,878 shares and 37,087 shares repurchased in the open market or privately during the three months ended September 30, 2011 and 2010, respectively, which included 1,355 shares and 27,087 shares repurchased from employees who elected to tender shares to cover their minimum income tax withholdings with respect to vesting of stock awards during the three months ended September 30, 2011 and 2010, respectively.  There were 1,609,551 shares and 1,916,297 shares repurchased in the open market or privately during the nine months ended September 30, 2011 and 2010, respectively, which included 341,527 shares and 299,417 shares repurchased from employees who elected to tender shares to cover their minimum income tax withholdings with respect to vesting of stock awards during each of these two periods.

10.  Share-Based Compensation

A summary of stock option activity and related information for the nine months ended September 30, 2011 is presented in the table below.  All options outstanding expire prior to December 31, 2013.

	Options	Weighted average exercise price
Outstanding, December 31, 2010	298,295	$29.98
Granted	—	—
Exercised	(156,112)	30.89
Terminated/Cancelled	(76,347)	29.21
Outstanding, September 30, 2011	65,836	$28.70
Exercisable, September 30, 2011	65,836	$28.70

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

In this action filed December 28, 2009, the Company, along with various of its affiliates, were sued in an individual action, class action and Fair Labor Standards Act (“FLSA”) nationwide collective action by two former advisors asserting misclassification of financial advisors as independent contractors instead of employees. Only Waddell & Reed, Inc. remains as a defendant in the case.  Plaintiffs assert claims under the FLSA for minimum and overtime wages, claims under California Labor Code Statutes, and a claim for Unfair Business Practices under the California Business & Professions Code.  Plaintiffs seek declaratory and injunctive relief and monetary damages.  Plaintiffs have moved to conditionally certify the purported FLSA collective action, asking the court to allow certain financial advisors the opportunity to opt in to the lawsuit.  The Company has opposed this request. If the court conditionally certifies the FLSA collective action, certain current and former financial advisors will be provided written notice of the lawsuit and offered the opportunity to participate as plaintiffs.  If conditional certification is granted, the scope and cost of the case would increase, particularly where there is a high participation rate by those notified.  The Company intends to continue vigorously contesting plaintiffs’ claims.

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

Third Quarter Highlights

During the third quarter, we operated in a period of high volatility in the financial markets.  Over the three month period the Dow Jones Industrial Average declined 12% and the Standard & Poor’s 500 Index declined 14%.  Our assets under management decreased from $91.7 billion to $77.5 billion, or 16%, during this period.  Our average assets under management of $87.4 billion during the third quarter grew 21% compared to the third quarter of 2010, resulting in an increase in revenues in this year’s third quarter.

Net income decreased 2% compared to the third quarter of 2010, however our operating margin improved to 25.2%, an improvement of 170 basis points compared to last year’s third quarter.  Compared to the second quarter of 2011, net income decreased 20% and our operating margin decreased 30 basis points.

During the quarter, our trading investment portfolio experienced a decline of $3.4 million and we recorded a write-down on a partnership interest of $1.0 million.  Because of these adjustments, our tax valuation allowance was increased by $1.6 million to account for the potential of not realizing past capital loss carryforward claims in the future.  The resulting impact of these investment and tax adjustments on our quarterly earnings for the third quarter totaled $4.4 million.  Our results for the quarter were also impacted by our decision to write-off software capitalization costs of $1.8 million due to the discontinuation of use of certain software licenses.

In our Wholesale channel, our continuing efforts to diversify sales resulted in sales of products other than Asset Strategy accounting for 46% of total sales during the third quarter of 2011, an improvement compared to 40% of total sales for fiscal 2010, but less than the 53% achieved during the second quarter of 2011.

We believe our balance sheet is strong, and we ended the quarter with cash and investments of $440.1 million.  In January 2011, the Company drew down the proceeds from a $190.0 million private placement of Senior Notes and used the proceeds to repay in full its existing senior notes.

Assets Under Management

Assets under management decreased to $77.5 billion on September 30, 2011 compared to $91.7 billion on June 30, 2011 due primarily to market depreciation of $15.6 billion, partially offset by net flows of $1.3 billion.

Change in Assets Under Management(1)

	Third Quarter 2011
	Advisors	Wholesale	Institutional	Total
	(in millions)

Beginning Assets	$34,843	46,558	10,346	91,747

Sales (net of commissions)	867	3,957	1,625	6,449
Redemptions	(1,004)	(3,515)	(737)	(5,256)
Net Sales	(137)	442	888	1,193

Net Exchanges	(79)	79	—	—
Reinvested Dividends & Capital Gains	83	29	18	130
Net Flows	(133)	550	906	1,323

Market Depreciation	(4,950)	(8,970)	(1,694)	(15,614)
Ending Assets	$29,760	38,138	9,558	77,456

	Third Quarter 2010
	Advisors	Wholesale	Institutional	Total
	(in millions)

Beginning Assets	$28,215	32,523	7,541	68,279

Sales (net of commissions)	839	2,933	905	4,677
Redemptions	(919)	(2,566)	(704)	(4,189)
Net Sales	(80)	367	201	488

Net Exchanges	(138)	27	115	4
Reinvested Dividends & Capital Gains	81	59	26	166
Net Flows	(137)	453	342	658

Market Appreciation	2,705	3,504	821	7,030
Ending Assets	$30,783	36,480	8,704	75,967

(1)       Includes all activity of the Funds and institutional and separate accounts, including money market funds and transactions at net asset value, accounts for which we receive no commissions.

Assets under management decreased to $77.5 billion on September 30, 2011 compared to $83.7 billion on December 31, 2010 due to market depreciation of $11.2 billion, partially offset by net flows of $5.0 billion.

	Year to Date 2011
	Advisors	Wholesale	Institutional	Total
	(in millions)

Beginning Assets	$33,181	40,883	9,609	83,673

Sales (net of commissions)	2,942	12,887	2,958	18,787
Redemptions	(3,053)	(9,242)	(1,977)	(14,272)
Net Sales	(111)	3,645	981	4,515

Net Exchanges	(196)	194	—	(2)
Reinvested Dividends & Capital Gains	266	146	63	475
Net Flows	(41)	3,985	1,044	4,988

Market Depreciation	(3,380)	(6,730)	(1,095)	(11,205)
Ending Assets	$29,760	38,138	9,558	77,456

	Year to Date 2010
	Advisors	Wholesale	Institutional	Total
	(in millions)

Beginning Assets	$29,474	32,818	7,490	69,782

Sales (net of commissions)	2,680	10,893	2,491	16,064
Redemptions	(2,582)	(7,976)	(1,771)	(12,329)
Net Sales	98	2,917	720	3,735

Net Exchanges	(230)	115	115	—
Reinvested Dividends & Capital Gains	242	160	75	477
Net Flows	110	3,192	910	4,212

Market Appreciation	1,199	470	304	1,973
Ending Assets	$30,783	36,480	8,704	75,967

Average assets under management, which are generally more indicative of trends in revenue for providing investment management services than the quarter over quarter change in ending assets under management, are presented below.

Average Assets Under Management

	Third Quarter 2011
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$23,908	40,009	9,726	$73,643
Fixed Income	7,740	3,705	786	12,231
Money Market	1,213	347	—	1,560
Total	$32,861	44,061	10,512	$87,434

	Third Quarter 2010
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$21,479	31,631	7,359	$60,469
Fixed Income	6,823	2,546	743	10,112
Money Market	1,267	278	—	1,545
Total	$29,569	34,455	8,102	$72,126

	Year to Date 2011
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$25,176	40,337	9,587	$75,100
Fixed Income	7,503	3,423	779	11,705
Money Market	1,201	300	—	1,501
Total	$33,880	44,060	10,366	$88,306

	Year to Date 2010
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$21,992	31,822	7,136	$60,950
Fixed Income	6,443	2,216	722	9,381
Money Market	1,272	283	—	1,555
Total	$29,707	34,321	7,858	$71,886

Results of Operations — Three and Nine Months Ended September 30, 2011 as Compared with Three and Nine Months Ended September 30, 2010

Net Income

	Three months ended
	September 30,
	2011	2010	Variance
	(in thousands, except per share amounts and percentage data)

Net Income	$39,834	40,533	-2%
Earnings per share:
Basic	$0.46	0.47	-2%
Diluted	$0.46	0.47	-2%

Operating Margin	25.2%	23.5%	7%

	Nine months ended
	September 30,
	2011	2010	Variance
	(in thousands, except per share amounts and percentage data)

Net Income	$135,437	110,594	22%
Earnings per share:
Basic	$1.58	1.29	22%
Diluted	$1.58	1.29	22%

Operating Margin	25.3%	23.7%	7%

We reported net income of $39.8 million, or $0.46 per diluted share, for the third quarter of 2011 compared to $40.5 million, or $0.47 per diluted share, for the third quarter of 2010.  Net income for the nine months ended September 30, 2011 was $135.4 million, or $1.58 per diluted share, compared to net income of $110.6 million, or $1.29 per diluted share, for the same period in 2010.

Total Revenues

Total revenues increased 17% to $297.7 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 due to a rise in average assets under management of 21% and an increase in gross sales of 38%.  Revenues were $904.3 million for the nine months ended September 30, 2011, an increase of 18% over revenues for the same period in 2010, attributable to a rise in average assets under management of 23% and an increase in gross sales of 17% for the nine months ended September 30, 2011 compared to the same period in the prior year.

	Three months ended
	September 30,
	2011	2010	Variance
	(in thousands, except percentage data)

Investment management fees	$133,494	111,159	20%
Underwriting and distribution fees	131,001	114,071	15%
Shareholder service fees	33,254	29,577	12%
Total revenues	$297,749	254,807	17%

	Nine months ended
	September 30,
	2011	2010	Variance
	(in thousands, except percentage data)

Investment management fees	$404,123	333,874	21%
Underwriting and distribution fees	401,118	341,752	17%
Shareholder service fees	99,027	88,014	13%
Total revenues	$904,268	763,640	18%

Investment Management Fee Revenues

Investment management fee revenues are earned for providing investment advisory services to the Funds and to institutional and separate accounts.  Investment management fee revenues increased $22.3 million, or 20%, from last year’s third quarter and $70.2 million, or 21%, for the nine month period ended September 30, 2011 compared to the same period in 2010.

Revenues from investment management services provided to our retail mutual funds, which are distributed through the Advisors, Wholesale and Institutional channels, were $123.4 million for the quarter ended September 30, 2011.  Revenues increased $20.6 million, or 20%, compared to the third quarter of 2010, while the related retail average assets increased 20% to $76.9 billion.  For the nine months ended September 30, 2011, revenues from investment management services provided to our retail mutual funds increased $63.6 million, or 21%, to $373.5 million compared to the first nine months of 2010, while the related retail average assets increased 22% to $77.9 billion.  For the nine month comparison period, investment management fee revenues increased less than the related retail average assets due to the effect of recording management fee waivers, mostly for money market funds, as an offset to investment management fees beginning in the second half of 2010.

Institutional account revenues were $10.1 million for the third quarter of 2011, representing an increase of $1.7 million, or 21%, from last year’s third quarter, and were $30.6 million for the nine month period ended September 30, 2011, an increase of 28% compared to the same period in 2010.  For both comparative periods, average assets increased approximately 30%.  Account revenues increased less than the related average assets due to a decline in the average management fee rate, attributable to the lower management fee rates of recent, significant mandates.

Long-term redemption rates (which exclude money market fund redemptions) in the Advisors channel were 10.0% in this year’s third quarter and 9.9% year-to-date, compared to 10.0% in the third quarter of

2010 and 9.2% for the first nine months of 2010.  In the Wholesale channel, long-term redemption rates were 31.0% for the quarter ended September 30, 2011, compared to 29.2% in the third quarter of 2010.  For the nine months ended September 30, 2011, the Wholesale channel’s long-term redemption rate decreased to 27.6% compared to 30.6% for the same period in 2010.  We expect the Advisors channel long-term redemption rate to remain lower than that of the Wholesale channel due to the personal and customized nature in which our financial advisors provide service to our clients.

Long-term redemption rates for our Institutional channel were 27.8% and 34.4% for the third quarter of 2011 and 2010, respectively, and decreased to 25.5% for the nine month period ended September 30, 2011 compared to 30.1% for the same period in 2010.

Our overall redemption rates of 22.9% and 20.7% for the third quarter and first nine months of 2011, respectively, remain low compared to the year to date industry average of 27%, based on data from the ICI.

Underwriting and Distribution Fee Revenues and Expenses

The following tables summarize our underwriting and distribution fee revenues and expenses segregated by distribution method within the respective Advisors or Wholesale channel:

	Third Quarter 2011
	Advisors	Wholesale	Total
	(in thousands)

Revenue	$70,088	60,913	131,001
Expenses
Direct	49,748	65,526	115,274
Indirect	24,761	11,901	36,662
	74,509	77,427	151,936
Net Underwriting & Distribution	$(4,421)	(16,514)	(20,935)

	Third Quarter 2010
	Advisors	Wholesale	Total
	(in thousands)

Revenue	$60,862	53,209	114,071
Expenses
Direct	43,472	56,351	99,823
Indirect	21,142	11,892	33,034
	64,614	68,243	132,857
Net Underwriting & Distribution	$(3,752)	(15,034)	(18,786)

	Year to Date 2011
	Advisors	Wholesale	Total
	(in thousands)

Revenue	$216,661	184,457	401,118
Expenses
Direct	153,042	201,493	354,535
Indirect	71,276	35,348	106,624
	224,318	236,841	461,159
Net Underwriting & Distribution	$(7,657)	(52,384)	(60,041)

	Year to Date 2010
	Advisors	Wholesale	Total
	(in thousands)

Revenue	$182,843	158,909	341,752
Expenses
Direct	129,163	171,127	300,290
Indirect	65,734	34,205	99,939
	194,897	205,332	400,229
Net Underwriting & Distribution	$(12,054)	(46,423)	(58,477)

Underwriting and distribution revenues earned in this year’s third quarter increased $16.9 million, or 15%, compared with the third quarter of 2010.  Revenues from fee-based asset allocation products increased $9.1 million compared to the prior year.  Rule 12b-1 asset-based service and distribution fee revenues increased $8.4 million as a result of an increase in average mutual fund assets under management.  Variable annuity revenues increased $0.6 million compared to 2010, but the increase was offset by a decrease in other front-load product sales revenue period over period.

Underwriting and distribution revenues earned for the nine months ended September 30, 2011 increased $59.4 million, or 17%, compared with the same period in 2010.  Over half of this increase in revenues was due to higher Rule 12b-1 asset-based service and distribution fee revenues of $30.6 million as a result of an increase in average mutual fund assets under management.  Revenues from fee-based asset allocation products increased $25.8 million compared to the prior year.  Variable annuity revenues increased $6.2 million compared to 2010, but the increase was offset by a decrease in other front-load product sales revenue period over period.

Underwriting and distribution expenses increased by $19.1 million, or 14%, compared to the third quarter of 2010.  A significant portion of this increase was attributed to higher direct expenses in the Wholesale channel of $9.2 million as a result of an increase in average wholesale assets under management and higher sales volume year over year.  We incurred higher dealer compensation paid to third party distributors and increased Rule 12b-1 asset-based service and distribution expenses.  Wholesaler commissions expense increased due to higher sales volumes.  These increases were partially offset by lower amortization expense of deferred sales commissions.  Direct expenses in the Advisors channel increased $6.3 million, or 14%, compared to the third quarter of 2010 due to increased commissions related to the sale of fee-based asset allocation products of $6.6 million and higher Rule 12b-1 asset-based service and distribution commissions of $1.3 million.  Indirect expenses increased $3.6 million compared to the quarter ended September 30, 2010 due to increased employee compensation and benefits expenses, higher marketing costs and higher convention costs.

Underwriting and distribution expenses increased by $60.9 million, or 15%, compared to the first nine months of 2010.  A significant portion of this increase was attributed to higher direct expenses in the Wholesale channel of $30.4 million as a result of an increase in average wholesale assets under management and higher sales volume year over year.  We incurred higher dealer compensation paid to third party distributors and increased Rule 12b-1 asset-based service and distribution expenses.  Wholesaler commissions expense increased due to higher sales volumes.  These increases were partially offset by lower amortization expense of deferred sales commissions.  Direct expenses in the Advisors channel increased $23.9 million, or 18%, compared to the first nine months of 2010 due to increased commissions related to the sale of fee-based asset allocation products of $17.6 million and higher Rule 12b-1 asset-based service and distribution commissions of $7.2 million.  Indirect expenses increased $6.7 million compared to the first nine months of 2010, related to increased employee compensation and benefits expenses, higher marketing costs and higher convention costs.

Shareholder Service Fees Revenue

Shareholder service fees revenue primarily includes transfer agency fees, custodian fees from retirement plan accounts, and portfolio accounting and administration fees.  Portfolio accounting and administration fees are asset-based revenues or account-based revenues, while transfer agency fees and custodian fees from retirement plan accounts are based on the number of accounts.  During the third quarter of 2011, shareholder service fees revenue increased $3.7 million, or 12%, over the third quarter of 2010.  Of this increase, $2.6 million is due to higher asset-based fees quarter over quarter in certain share classes and $1.1 million is attributable to account-based revenues due to a 3% increase in the average number of accounts.  For the nine month period ended September 30, 2011, shareholder service fees revenue increased $11.0 million, or 13%, compared to the same period in 2010.  Of this increase, $10.2 million is attributable to account-based revenues due to a 2% increase in the average number of accounts and $0.8 million is due to higher asset-based fees in certain share classes.

Total Operating Expenses

Operating expenses increased $27.7 million, or 14%, in the third quarter of 2011 compared to the third quarter of 2010, primarily due to increased underwriting and distribution expenses and general and administrative costs.  For the nine months ended September 30, 2011, operating expenses increased $92.5 million, or 16%, compared to the same period in 2010, primarily due to increased underwriting and distribution expenses, compensation and related costs and general and administrative costs.  Underwriting and distribution expenses are discussed above.

	Three Months Ended
	September 30,
	2011	2010	Variance
	(in thousands, except percentage data)
Underwriting and distribution	$151,936	132,857	14%
Compensation and related costs	37,052	36,164	2%
General and administrative	22,491	16,022	40%
Subadvisory fees	7,291	6,481	12%
Depreciation	3,980	3,526	13%
Total operating expenses	$222,750	195,050	14%

	Nine Months Ended
	September 30,
	2011	2010	Variance
	(in thousands, except percentage data)
Underwriting and distribution	$461,159	400,229	15%
Compensation and related costs	119,619	103,444	16%
General and administrative	59,622	48,417	23%
Subadvisory fees	23,684	20,441	16%
Depreciation	11,426	10,457	9%
Total operating expenses	$675,510	582,988	16%

Compensation and Related Costs

Compensation and related costs increased $0.9 million compared to the third quarter of 2010, due to higher base salaries and payroll taxes of $1.9 million associated with increased headcount and annual salary increases and decreased capitalized software development activities of $1.0 million, partially offset by lower incentive compensation expense of $3.2 million.  Share-based compensation increased $0.7 million compared to the third quarter of 2010 due to higher amortization expense associated with our April 2011 and December 2010 grants of nonvested stock compared to grants that became fully vested in 2011 partially offset by lower non-employee advisor (independent contractor) stock award amortization expense in 2011 compared to 2010.

Compensation and related costs for the nine months ended September 30, 2011 increased $16.2 million compared to the same period in 2010, primarily due to higher base salaries and payroll taxes of $5.4 million attributable to increased headcount and annual salary increases, higher incentive compensation expense of $2.3 million and decreased capitalized software development activities of $1.7 million.  Group insurance costs also increased $700 thousand.  Share-based compensation increased $4.4 million compared to the first nine months of 2010 primarily due to higher amortization expense associated with our April 2011, December 2010 and April 2010 grants of nonvested stock compared to grants that became fully vested in 2011.

General and Administrative Costs

General and administrative expenses increased $6.5 million to $22.5 million for the third quarter of 2011 compared to the third quarter of 2010.  Included in the current quarter is a $1.8 million charge related to the write-off of software capitalization costs due to the discontinuation of use of certain software licenses.  The remaining variance is due to increased dealer services costs of $2.0 million, higher computer services and software costs of $1.2 million, increased legal expenses, costs incurred for our national branding campaign that was launched in the first quarter of 2011, and higher fund expenses of $0.5 million.

General and administrative expenses of $59.6 million for the first nine months of 2011 represents an increase of $11.2 million, or 23%, compared to the first nine months of 2010.   Excluding the write-off mentioned above as well as a $1.3 million charge due to a trade order execution error recorded in the first quarter of 2010, expenses increased $10.7 million.  This increase is due to increased dealer services costs of $3.4 million, higher legal fees, costs incurred for our national branding campaign, and increased computer services and software costs of $2.2 million, partially offset by lower fund expenses of $1.2 million.  Fee waivers were previously recorded as part of fund expenses; however, beginning in the second half of 2010, fee waivers are netted against management fee revenues.

Subadvisory Fees

Subadvisory fees represent fees paid to other asset managers for providing advisory services for certain mutual fund portfolios.  These expenses reduce our operating margin since we pay out approximately half of our management fee revenue received from subadvised products.  Gross management fee revenues for products subadvised by others were $14.5 million for the three months ended September 30, 2011 compared to $13.0 million for the third quarter of 2010 due to a 12% increase in average net assets.  For the nine months ended September 30, 2011, gross management fee revenues for products subadvised by others were $47.0 million compared to $40.6 million for the same period in 2010 due to a 16% increase in average net assets.  Subadvisory expenses followed the same pattern of increase compared to 2010.

Other Income and Expenses

Investment and Other Income, Interest Expense and Taxes

Investment and other loss was $4.4 million for the quarter ended September 30, 2011, compared to income of $3.9 million in the same period a year ago.  In our mutual fund trading portfolio, we recorded losses of $3.4 million during the quarter, compared to gains of $4.7 million in the same period last year.  Included in the current quarter was a $1.0 million write-down of the Company’s investment in limited partnerships, compared to a write-down of $1.5 million during the third quarter of 2010.  We also recorded gains of $0.3 million from the sale of available for sale mutual fund holdings during the third quarter of 2011 and 2010.

Investment and other loss was $0.9 million for the nine months ended September 30, 2011, compared to income of $3.2 million for the nine months ended September 30, 2010.  In our mutual fund trading portfolio, we recorded losses of $2.6 million during the first nine months of 2011, compared to gains of $2.8 million in the same period last year.  During 2011, we recorded gains of $2.2 million from the sale of available for sale mutual fund holdings compared to gains of $1.1 million in 2010.  The current year included a $1.0 million write-down of the Company’s investment in limited partnerships, while 2010 included a $1.5 million write-down.

Interest expense was $2.8 million in the third quarter of 2011 compared to $3.1 million for the third quarter of 2010.  We incurred lower costs related to both our long-term debt and our $125.0 million revolving credit facility.   Interest expense was $8.6 million in the first nine months of 2011 compared to $9.8 million for the same period in 2010.  In addition to lower costs related to our long-term debt and our revolving credit facility, the first quarter of 2010 included costs associated with the repurchase of $10.0 million of our senior notes.

Our effective income tax rate was 41.2% for the third quarter of 2011, as compared to 33.1% for the third quarter of 2010.  Due to the sale of a subsidiary in 2009, the Company has deferred tax assets related to capital loss carryforwards that are available to offset current and future capital gains.  In 2009, a valuation allowance was recorded on a portion of these capital losses due to the limited carryforward period permitted by law on losses of this character.  During the third quarter of 2011, the fair value of the Company’s investment portfolios declined, which led to an increase in the valuation allowance through a charge to income tax expense and, as a result, increased our effective tax rate.  During the third quarter of 2010, an increase in the fair value of the Company’s investment portfolios allowed for a release of the valuation allowance through a credit to income tax expense, which decreased our effective tax rate.  The higher effective tax rate in 2011 as compared to 2010 was largely attributable to the increase of the valuation allowance through tax expense in 2011 as compared to the decrease in the valuation allowance through tax expense in 2010.  The third quarter 2011 and 2010 effective income tax rates, removing the effects of the valuation allowance, would have been 39.0% and 37.8%, respectively.  The increase in the adjusted effective income tax rate is due to changes in state legislation in jurisdictions in which the Company operates as well as a charge to income tax expense on tax positions for which the outcome is uncertain in tax years in which the statute of limitations remains open.

Our effective tax rate was 38.2% for the nine months ended September 30, 2011, as compared to 36.5% for the nine months ended September 30, 2010.  Excluding the increase to the valuation allowance recorded for the nine months ended September 30, 2011, the effective tax rate would have been 38.0%.  Excluding the decrease to the valuation allowance recorded for the nine months ended September 30, 2010, the effective tax rate would have been 37.5%.  The increase in the adjusted effective income tax rate is due to a favorable outcome in 2010 on a tax position previously considered partially uncertain.

The Company expects its future effective tax rate, exclusive of any increases or reductions to the valuation allowance, state tax incentives, unanticipated state tax legislative changes, and unanticipated fluctuations in earnings to range from 37% to 39%.

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

Dividends

We paid quarterly dividends on our common stock that resulted in financing cash outflows of $51.7 million for the first nine months of 2011.  The dividends paid on our common stock during the first nine months of 2010 resulted in financing cash outflows of $49.0 million.

Repurchases

We repurchased 1,609,551 shares and 1,916,297 shares of our common stock in the open market or privately during the nine months ended September 30, 2011 and 2010, respectively, resulting in cash outflows of $57.1 million and $61.4 million, respectively.

Operating Cash Flows

Cash from operations is our primary source of funds and increased $110.5 million for the nine months ended September 30, 2011 compared to the previous year.  The increase is due to higher net income and non-cash share-based compensation expense, as well as significant net sales and maturities of trading securities in 2011 compared to net purchases of trading securities in 2010.

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

Investing Cash Flows

Investing cash flows consist primarily of the purchase, sales and maturities of available for sale investment securities, as well as capital expenditures.  We expect our 2011 capital expenditures to be in the range of $18.0 to $20.0 million.

Financing Cash Flows

As noted previously, dividends and stock repurchases accounted for a majority of our financing cash outflows in the first nine months of 2011 and 2010.

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

Supplemental Information

	Third	Third		Year to	Year to
	Quarter	Quarter		Date	Date
	2011	2010	Change	2011	2010	Change
Redemption rates - long term (annualized)
Advisors	10.0%	10.0%		9.9%	9.2%
Wholesale	31.0%	29.2%		27.6%	30.6%
Institutional	27.8%	34.4%		25.5%	30.1%
Total	22.9%	22.1%		20.7%	21.9%

Gross revenue per advisor (000’s)	37.6	29.1	29.2%	117.0	84.7	38.1%

Number of financial advisors	1,758	1,950	-9.8%
Average number of financial advisors	1,754	1,978	-11.3%	1,752	2,058	-14.9%

Number of shareholder accounts (000’s)	4,118	4,015	2.6%

Number of shareholders	826,563	911,910	-9.4%

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

Item 1A.         Risk Factors

The Company has had no material changes to its Risk Factors from those previously reported in the Company’s 2010 Form 10-K.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information about the shares of common stock we repurchased during the third quarter of 2011.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program

July 1 - July 31	40,910	$36.61	40,910	n/a	(1)
August 1 - August 31	444,468	30.36	444,468	n/a	(1)
September 1 - September 30	166,500	26.71	166,500	n/a	(1)

Total	651,878	$29.82	651,878

(1)   On August 31, 1998, we announced that our Board of Directors approved a program to repurchase shares of our common stock on the open market.  Under the repurchase program, we are authorized to repurchase, in any seven-day period, the greater of (i) 3% of our outstanding common stock or (ii) $50 million of our common stock.  We may repurchase our common stock through the New York Stock Exchange, other national or regional market systems, electronic communication networks or alternative trading systems.  Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased.  Our Board of Directors reviewed and ratified the stock repurchase program in July 2004.  During the third quarter of 2011, all stock repurchases were made pursuant to the repurchase program including 1,355 shares, reflected in the table above, that were purchased in connection with funding employee income tax withholding obligations arising from the vesting of nonvested shares.

Item 6.            Exhibits

31.1         Section 302 Certification of Chief Executive Officer

31.2         Section 302 Certification of Chief Financial Officer

32.1         Section 906 Certification of Chief Executive Officer

32.2         Section 906 Certification of Chief Financial Officer

101          Materials from the Waddell & Reed Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statement of Stockholders’ Equity, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Unaudited Consolidated Financial Statements, tagged in detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of October 2011.

WADDELL & REED FINANCIAL, INC.

By:	/s/ Henry J. Herrmann
Chief Executive Officer, Chairman of the Board and Director
(Principal Executive Officer)

By:	/s/ Daniel P. Connealy
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Brent K. Bloss
Senior Vice President - Finance and Treasurer
(Principal Accounting Officer)