Form 10-K
period 2011-12-31
WADDELL & REED FINANCIAL INC
filed 2012-02-29
CIK 1052100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011
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

        The aggregate market value of the voting and non-voting common stock equity held by non-affiliates (i.e. persons other than officers, directors and stockholders holding greater than 5% of the registrant's common stock) based on the closing sale price on June 30, 2011 was $2.624 billion.

        Shares outstanding of each of the registrant's classes of common stock as of February 16, 2012 Class A common stock, $.01 par value: 85,586,796

DOCUMENTS INCORPORATED BY REFERENCE

        In Part III of this Form 10-K, portions of the definitive proxy statement for the 2012 Annual Meeting of Stockholders to be held April 18, 2012.

Index of Exhibits (Pages 84 through 89)
Total Number of Pages Included Are 89

WADDELL & REED FINANCIAL, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2011

PART I

ITEM 1.    Business

General

        Waddell & Reed Financial, Inc. (hereinafter referred to as the "Company," "we," "our" or "us") is a corporation, incorporated in the state of Delaware in 1981, that conducts business through its subsidiaries. Founded in 1937, we are one of the oldest mutual fund complexes in the United States, having introduced the Waddell & Reed Advisors Group of Mutual Funds (the "Advisors Funds") in 1940. Over time we added additional mutual fund families: Ivy Funds (the "Ivy Funds"), Ivy Funds Variable Insurance Portfolios ("Ivy Funds VIP") and InvestEd Portfolios, our 529 college savings plan ("InvestEd"). As of December 31, 2011, we had $83.2 billion in assets under management.

        We derive our revenues from providing investment management, investment product underwriting and distribution, and shareholder services administration to mutual funds and institutional and separately managed accounts. Investment management fees are based on the amount of average assets under management and are affected by sales levels, financial market conditions, redemptions and the composition of assets. Our underwriting and distribution revenues consist of commissions derived from sales of investment and insurance products, Rule 12b-1 asset-based service and distribution fees, distribution fees on certain variable products, fees earned on fee-based asset allocation products, and related advisory services. The products sold have various commission structures and the revenues received from those sales vary based on the type and amount sold. Shareholder service fees revenue includes transfer agency fees, custodian fees from retirement plan accounts, and portfolio accounting and administration fees, and is earned based on assets under management or number of client accounts.

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

        In the Advisors channel, our sales force focuses its efforts primarily on financial planning, serving primarily middle class and mass affluent clients. We compete with smaller broker/dealers and independent financial advisors, as well as a span of other financial service providers. Assets under management in this channel were $31.7 billion at December 31, 2011.

        Our Wholesale channel efforts include retail fund distribution through broker/dealers (the largest method of distributing mutual funds for the industry), registered investment advisors (fee-based financial advisors who generally sell mutual funds through financial supermarkets) and retirement and insurance platforms. Assets under management in this channel were $41.0 billion at the end of 2011.

        Through our Institutional channel, we manage assets in a variety of investment styles for a variety of types of institutions. The largest client type is funds that hire us to act as subadvisor; they are typically distributors who lack scale or the track record to manage internally, or choose to market multi-manager styles. Assets under management in the Institutional channel were $10.5 billion at December 31, 2011.

Organization

        We operate our investment advisory business through our subsidiary companies, primarily Waddell & Reed Investment Management Company ("WRIMCO"), a registered investment adviser, Ivy Investment Management Company ("IICO"), the registered investment adviser for Ivy Funds and Legend Advisory Corporation, the registered investment adviser for Legend.

        Our underwriting and distribution business operates through three broker/dealers: Waddell & Reed, Inc. ("W&R"), Ivy Funds Distributor, Inc. ("IFDI") and Legend Equities Corporation ("LEC").

W&R is a registered broker/dealer and investment adviser that acts primarily as the national distributor and underwriter for shares of the Advisors Funds, other mutual funds and a distributor of variable annuities and other insurance products issued by our business partners. In addition, W&R is the eighth largest distributor of our Ivy Funds. IFDI, a registered broker/dealer, is the distributor and underwriter for the Ivy Funds. LEC is the registered broker/dealer for Legend, a mutual fund distribution and retirement planning subsidiary based in Palm Beach Gardens, Florida. Through its network of financial advisors, Legend primarily serves employees of school districts and other not-for-profit organizations.

        Waddell & Reed Services Company ("WRSCO") provides transfer agency and accounting services to the Advisors Funds, Ivy Funds, Ivy Funds VIP and InvestEd. W&R, WRIMCO, WRSCO, Legend, IICO and IFDI are hereafter collectively referred to as the "Company," "we," "us" or "our" unless the context requires otherwise.

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
  •
  Focus on growing and protecting investors' assets — a sound approach that seeks to capture asset appreciation when market conditions are favorable and strives to manage risk during difficult market periods.

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

        Our investment management team comprises 77 professionals including 30 portfolio managers who average 21 years of industry experience and 15 years of tenure with our firm. We have significant experience in virtually all major asset classes, several specialized asset classes and a range of investment styles. At December 31, 2011, over 80% of the Company's $83.2 billion in assets under management were invested in equities, of which 73% was domestic and 27% was international. In recent years, we have supported growth of international investments by adding investment professionals native to countries that we consider emerging markets. They, along with other members of the investment team, focus on understanding foreign markets and capturing investment opportunities. Our investment management team also includes subadvisors who bring similar investment philosophies and additional expertise in specific asset classes.

Investment Management Products

        Our mutual fund families offer a wide variety of investment options. We are the exclusive underwriter and distributor of 80 registered open-end mutual fund portfolios, which include offerings in the Advisors Funds, Ivy Funds, Ivy Funds VIP and InvestEd. The Advisors Funds, variable products offering the Ivy Funds VIP, and InvestEd are offered primarily through our financial advisors and Legend advisors; in some circumstances, certain of these funds are also offered through the Wholesale channel. The Ivy Funds are offered through both our Advisors channel and Wholesale channel. The Funds' assets under management are included in either our Advisors channel or our Wholesale channel depending on which channel marketed the client account or is the broker of record.

Other Products

        In our Advisors channel, we distribute various business partners' variable annuity products, which offer the Ivy Funds VIP as an investment vehicle. We also offer our Advisors channel customers retirement and life insurance products underwritten by our business partners. Through our insurance agency subsidiaries, Waddell & Reed financial advisors also sell life insurance and disability products underwritten by various carriers.

        In addition, we offer our Advisors channel customers fee-based asset allocation investment advisory products, including Managed Allocation Portfolio ("MAP"), MAPPlus and Strategic Portfolio Allocation ("SPA"), which utilize our Funds. As of December 31, 2011, clients have $6.0 billion invested in our MAP, MAPPlus and SPA products. These assets are included in our mutual fund assets under management.

Distribution Channels

        We distribute our investment products through the Advisors, Wholesale and Institutional channels.

Advisors Channel

        Assets under management in the Advisors channel were $31.7 billion at December 31, 2011. Historically, our advisors have sold investment products primarily to middle income and mass affluent individuals, families and businesses across the country in geographic markets of all sizes. We assist clients on a wide range of financial issues with a significant focus on helping them plan, generally, for long-term investments such as retirement and education and offer one-on-one consultations that emphasize long-term relationships through continued service. As a result of this approach, this channel has developed a loyal customer base with clients maintaining their accounts significantly longer than the industry average. Over the past several years, we have expanded our Choice brokerage platform technology and offerings that should allow us to competitively recruit experienced advisors.

        As of December 31, 2011, our sales force consisted of 1,816 financial advisors who operate out of 163 offices located throughout the United States and 256 individual advisor offices. We believe, based on industry data, that our financial advisors are currently one of the largest sales forces in the United States selling primarily mutual funds, and that W&R, our broker/dealer subsidiary, ranks among the largest independent broker/dealers. As of December 31, 2011, our Advisors channel had approximately 502 thousand mutual fund customers.

        Over the past several years, we have instituted more stringent production requirements for our sales force, which has resulted in a steady decline in our number of advisors. However, gross sales have not declined over this period and this channel produced 5% more in 2011 with 13% fewer advisors, on average, compared to 2010. We utilize gross revenue per advisor to measure advisor productivity. For purposes of this measure, gross revenue consists of front-end load sales and distribution fee revenues, as would be received from an underwriter, from sales of both our Funds and other mutual funds. It also includes fee revenues from our asset allocation products and financial plans, and commission revenues earned on insurance products. Gross revenue per advisor was $156 thousand, $119 thousand and $93 thousand for the years ended December 31, 2011, 2010 and 2009, respectively.

Wholesale Channel

        Our Wholesale channel generates sales through various third-party distribution outlets and Legend advisors. Our assets under management in the Wholesale channel were $41.0 billion at December 31, 2011, including $4.1 billion in assets at December 31, 2011 that are subadvised by other managers.

        Our wholesaling efforts focus principally on distributing the Ivy Funds through three segments: broker/dealers (the largest method of distributing mutual funds for the industry and for us), retirement platforms (401(k) platforms using multiple managers) and registered investment advisors (fee-based financial advisors who generally sell mutual funds through financial supermarkets). We continued to expand our team of external wholesalers in 2011, reaching a total of 51 wholesalers by year-end. In 2010, we restructured our wholesaler territories into smaller, more manageable areas that enabled our wholesalers to focus on additional distribution partners in their territories.

        During 2011, our Ivy Asset Strategy fund continued to play a lead role in the Wholesale channel's results, comprising 47% of the channel's sales and 30% of total assets under management as of December 31, 2011. While we recognize the past success of this fund, we are also aware of the concentration risks to our revenue streams created by the size of this fund, despite its flexible mandate. Our compensation program for wholesalers encourages the sales of other products with track records of strong performance. Over the past two years, we saw wholesalers successfully market additional products to their financial advisor clients, which resulted in Wholesale channel sales for the Ivy Asset Strategy fund decreasing from 60% in 2010 to 47% in 2011. We plan to continue to stress diversification of sales as we enter 2012.

Institutional Channel

        Through this channel, we manage assets in a variety of investment styles for a variety of institutions. The largest client type is funds that hire us to act as subadvisor; they are typically distributors who lack scale or the track record to manage internally, or choose to market multi-manager styles. Our diverse client list also includes corporations, foundations, endowments, Taft-Hartley plans and public funds, including defined benefit plans and defined contribution plans. Over time, the Institutional channel has been successful in developing subadvisory relationships. As of December 31, 2011, this type of business comprised more than 60% of the Institutional channel's assets, which management views as a positive development as it believes this type of business has better growth potential than the defined benefit business. Assets under management in the Institutional channel were $10.5 billion at December 31, 2011.

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

Competition

        The financial services industry is a highly competitive global industry. According to the ICI, at the end of 2011 there were more than 8,600 open-end investment companies of varying sizes, investment policies and objectives whose shares are being offered to the public in the United States alone. Factors affecting our business include brand recognition, business reputation, investment performance, quality of service and the continuity of both client relationships and assets under management. A majority of mutual fund sales go to funds that are highly rated by a small number of well-known ranking services that focus on investment performance. Competition is based on distribution methods, the type and quality of shareholder services, the success of marketing efforts and the ability to develop investment products for certain market segments to meet the changing needs of investors, and to achieve competitive investment management performance.

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

        The distribution of mutual funds and other investment products has undergone significant developments in recent years, which has intensified the competitive environment in which we operate. These developments include the introduction of new products, increasingly complex distribution systems with multiple classes of shares, the development of Internet websites providing investors with the ability to invest on-line, the introduction of sophisticated technological platforms used by financial advisors to sell and service mutual funds for their clients, the introduction of separately managed accounts — previously available only to institutional investors — to individuals, and growth in the number of mutual funds offered.

        We believe we effectively compete across multiple dimensions of the asset management and broker/dealer businesses. First, our proprietary broker/dealer consists of a sales force of independent contractors affiliated with our company who primarily utilize our financial products. We believe our business model targets customers seeking personal assistance from financial advisors or planners where the primary competition is companies distributing products through financial advisors. Our financial advisors compete primarily with large and small broker/dealers, independent financial advisors, registered investment advisors and insurance representatives. The market for financial planning and advice is extremely broad and fragmented. Second, we market our products, primarily the Ivy Funds family, to unaffiliated broker/dealers and advisors and compete against other asset managers offering mutual fund products. This second distribution method allows us to move beyond proprietary distribution and increases our potential pool of clients. Competition is based on sales techniques, personal relationships and skills, and the quality of financial planning products and services offered. We compete against asset managers which are both larger and smaller than our firm, but we believe that the breadth and depth of our products position us to compete in this environment. Finally, we compete in the institutional marketplace, working with consultants who select asset managers for various opportunities, as well as working directly with plan sponsors, foundations, endowments and other asset managers who hire subadvisors. In this marketplace, we compete with a broad range of asset managers.

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

        The Company is also subject to federal and state laws affecting corporate governance, including the Sarbanes-Oxley Act of 2002 ("S-OX"), as well as rules adopted by the SEC. In 2004, we implemented compliance with Section 404 of S-OX. Our related report on internal controls over financial reporting for 2011 is included in Part I, Item 9A.

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

        W&R, LEC and IFDI are each subject to certain net capital requirements pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Uniform Net Capital Rule 15c3-1 of the Exchange Act (the "Net Capital Rule") specifies the minimum level of net capital a registered broker/dealer must maintain and also requires that part of its assets be kept in a relatively liquid form. The Net Capital Rule is designed to ensure the financial soundness and liquidity of broker/dealers. Any failure to maintain the required minimum net capital may subject us to suspension or revocation of our registration or other limitations on our activity by the SEC, and suspension or expulsion by FINRA or other regulatory bodies, and ultimately could require the broker/dealer's liquidation. The maintenance of minimum net capital requirements may also limit our ability to pay dividends. As of December 31, 2011, 2010 and 2009, net capital for W&R, LEC and IFDI exceeded all minimum requirements.

        Pursuant to the requirements of the Securities Investor Protection Act of 1970, W&R and LEC are members of the Securities Investor Protection Corporation (the "SIPC"). IFDI is not a member of the SIPC. The SIPC provides protection against lost, stolen or missing securities (but not loss in value due to a rise or fall in market prices) for clients in the event of the failure of a broker/dealer. Accounts are protected up to $500,000 per client with a limit of $100,000 for cash balances. However, since the Funds, and not our broker/dealer subsidiaries, maintain customer accounts, SIPC protection would not cover mutual fund shareholders whose accounts are maintained directly with the Funds.

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

Employees

        At December 31, 2011 we had 1,616 full-time employees, consisting of 1,235 home office and Legend employees and 381 employees responsible for advisor field supervision and administration.

Available Information

        We file reports, proxy statements, and other information with the SEC, copies of which can be obtained from the SEC's Public Reference Room at 100 F Street NE, Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-732-0330.

        Reports we file electronically with the SEC via the SEC's Electronic Data Gathering, Analysis and Retrieval system ("EDGAR") may be accessed through the Internet. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at www.sec.gov. The Company makes available free of charge our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports under the "Reports & SEC Filings" menu on the "Investor Relations" section of our internet website at www.waddell.com as soon as it is reasonably practical after such filing has been made with the SEC.

        Also available on the "Corporate Governance" page in the "Our Firm" dropdown menu is information on corporate governance. Stockholders can view our Corporate Code of Business Conduct and Ethics (the "Code of Ethics"), which applies to directors, officers and all employees of the Company, our Corporate Governance Guidelines, and the charters of key committees (including the Audit, Compensation, and Nominating and Corporate Governance Committees). Printed copies of these documents are available to any stockholder upon request by calling the investor relations department at 1-800-532-2757. Any future amendments to or waivers of the Code of Ethics will be posted to our website, as required.

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

        An Increasing Percentage Of Our Assets Under Management Are Distributed Through Our Wholesale Channel, Which Has Higher Redemption Rates Than Our Traditional Advisors Channel.    In recent years, we have focused on expanding distribution efforts relating to our Wholesale channel. The percentage of our assets under management in the Wholesale channel has increased from 10% at December 31, 2003 to 49% at December 31, 2011, and the percentage of our total sales represented by the Wholesale channel has increased from 17% for the year ended December 31, 2003 to 70% for the year ended December 31, 2011. The success of sales in our Wholesale channel depends upon our maintaining strong relationships with institutional accounts, certain strategic partners and our third party distributors. Many of those distribution sources also offer investors competing funds that are internally or externally managed, which could limit the distribution of our products. The loss of any of these distribution channels and the inability to continue to access new distribution channels could decrease our assets under management and adversely affect our results of operations and growth. There are no assurances that these channels and their client bases will continue to be accessible to us. The loss or diminution of the level of business we do with those providers could have a material adverse effect on our business, especially with the high concentration of assets in certain funds in this channel, namely the Ivy Asset Strategy fund. Compared to the industry average redemption rate of 27.0% and 26.3% for the years ended December 31, 2011 and 2010, respectively, the Wholesale channel had redemption rates of 29.5% and 29.3% for the years ended December 31, 2011 and 2010, respectively. Redemption rates were 10.0% and 9.3% for our Advisors channel in the same periods, reflecting the higher rate of transferability of investment assets in the Wholesale channel.

        There May Be An Adverse Effect On Our Revenues And Earnings If Our Investors Redeem The Assets We Manage On Short Notice.    Mutual fund investors may redeem their investments in our mutual funds at any time without any prior notice. Additionally, our investment management agreements with institutions and other non-mutual fund accounts are generally terminable upon relatively short notice. Investors can terminate their relationship with us, reduce their aggregate amount of assets under management, or shift their funds to other types of accounts with different rate structures for any number of reasons, including investment performance, changes in prevailing interest rates and financial market performance. The ability of our investors to accomplish this on short notice has increased materially due to the growth of assets in our Wholesale channel, and with the high concentration of assets in certain funds in this channel, including the Ivy Asset Strategy fund. The decrease in revenues that could result from any such event could have a material adverse effect on our business and earnings.

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

        Regulatory Risk Is Substantial In Our Business And Non-Compliance With Regulations, Or Changes In Regulations, Could Have A Significant Impact On The Conduct Of Our Business And Our Prospects, Revenues And Earnings.    Our investment advisory and broker/dealer businesses are heavily regulated, primarily at the federal level. Non-compliance with applicable laws or regulations could result in sanctions being levied against us, including fines and censures, suspension or expulsion from a certain jurisdiction or market, or the revocation of licenses. Non-compliance with applicable laws or regulations could also adversely affect our reputation, prospects, revenues and earnings. In addition, changes in current legal, regulatory, accounting, tax or compliance requirements or in governmental policies could adversely affect our operations, revenues and earnings by, among other things, increasing expenses and reducing investor interest in certain products we offer. Distribution fees paid to mutual fund distributors in accordance with Rule 12b-1 promulgated under the Investment Company Act of 1940, as amended ("Rule 12b-1") are an important element of the distribution of the mutual funds we manage. The SEC has proposed replacing Rule 12b-1 with a new regulation that would significantly change current fund distribution practices in the industry. If this proposed regulation is adopted, it may have a material impact on the compensation we pay to distributors for distributing the mutual funds we manage and/or our ability to recover expenses related to the distribution of our funds, and thus could materially impact our revenue and net income. Additionally, our profitability could be affected by rules and regulations that impact the business and financial communities generally, including changes to the laws governing state and federal taxation.

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

        Our Ability To Hire And Retain Senior Executive Management And Other Key Personnel Is Significant To Our Success And Growth.    Our continued success depends to a substantial degree on our ability to attract and retain qualified senior executive management and other key personnel to conduct our broker/dealer, fund management and investment advisory businesses. The market for qualified fund managers, investment analysts, financial advisors and wholesalers is extremely competitive. Additionally, we are dependent on our financial advisors and select wholesale distributors to sell our mutual funds and other investment products. Our growth prospects will be directly affected by the quality, quantity and productivity of financial advisors and wholesalers we are able to successfully recruit and retain. There can be no assurances that we will be successful in our efforts to recruit and retain the required personnel.

        We Have Substantial Intangibles On Our Balance Sheet, And Any Impairment Of Our Intangibles Could Adversely Affect Our Results of Operations And Financial Position.    At December 31, 2011, our total assets were approximately $1.1 billion, of which approximately $221.2 million, or 20%, consisted of goodwill and identifiable intangible assets. We complete an ongoing review of goodwill and intangible assets for impairment on an annual basis or more frequently whenever events or a change in circumstances warrant. Important factors in determining whether an impairment of goodwill or intangible assets might exist include significant continued underperformance compared to peers, the likelihood of termination or non-renewal of a mutual fund advisory or subadvisory contract or substantial changes in revenues earned from such contracts, significant changes in our business and products, material and ongoing negative industry or economic trends, or other factors specific to each asset or subsidiary being tested. Because of the significance of goodwill and other intangibles to our consolidated balance sheets, the annual impairment analysis is critical. Any changes in key assumptions about our business and our prospects, or changes in market conditions or other externalities, could result in an impairment charge. Any such charge could have a material effect on our results of operations and financial position.

        There May Be Adverse Effects On Our Business And Earnings Upon The Termination Of, Or Failure To Renew, Certain Agreements.    A majority of our revenues are derived from investment management agreements with the Funds that, as required by law, are terminable on 60 days' notice. Each investment management agreement must be approved and renewed annually by the disinterested members of each Fund's board of trustees or its shareholders, as required by law. Additionally, our investment management agreements provide for automatic termination in the event of assignment, which includes a change of control, without the consent of our clients and, in the case of the Funds, approval of the Funds' board of directors/trustees and shareholders to continue the agreements. There can be no assurances that our clients will consent to any assignment of our investment management agreements, or that those and other contracts will not be terminated or will be renewed on favorable terms, if at all, at their expiration and new agreements may not be available. See "Business — Distribution Channels — Wholesale Channel, Institutional Channel." The decrease in revenues that could result from any such event could have a material adverse effect on our business and earnings.

        A Failure In Or Breach Of Our Operational Or Security Systems Or Our Technology Infrastructure, Or Those Of Third Parties, Could Result In A Material Adverse Effect On Our Business, Reputation, Cash Flows and Results Of Operations.    We are highly dependent upon the use of various proprietary and third-party software applications and other technology systems to operate our business. As part of our normal operations, we process a large number of transactions on a daily basis and maintain and transmit confidential client and employee information, the safety and security of which is dependent upon the effectiveness of our information security policies, procedures and capabilities to protect such systems and the data that reside on or are transmitted through them.

        Although we take protective measures and endeavor to modify these protective measures as circumstances warrant, technology is subject to rapid change and the nature of the threats continue to evolve. As a result, our operating and technology systems, software and networks may fail to operate properly or become disabled, or may be vulnerable to unauthorized access, inadvertent disclosure, loss or destruction of data (including confidential client information), computer viruses or other malicious code, cyber attacks and other events that could materially damage our operations, have an adverse security impact, or cause the disclosure or modification of sensitive or confidential information. Most of the software applications that we use in our business are licensed from, and supported, upgraded and maintained by, third-party vendors. A suspension or termination of certain of these licenses or the related support, upgrades and maintenance could cause temporary system delays or interruption. We also take precautions to password protect and/or encrypt our laptops and other mobile electronic hardware. If such hardware is stolen, misplaced or left unattended, it may become vulnerable to hacking or other unauthorized use, creating a possible security risk and resulting in potentially costly actions by us. Further, while we have in place a disaster recovery plan to address catastrophic and unpredictable events, there is no guarantee that this plan will be sufficient in responding to or ameliorating the effects of all disaster scenarios, and we may experience system delays and interruptions as a result of natural disasters, power failures, acts of war, and third-party failures.

        The breach of our operational or technology systems, software and networks, or those of third parties, due to one or more of these events could cause interruptions, malfunctions or failures in our operations and/or the loss or inadvertent disclosure of confidential client information could result in substantial financial loss or costs, liability for stolen assets or information, breach of client contracts, client dissatisfaction and/or loss, regulatory actions, remediation costs to repair damage caused by the breach, additional security costs to mitigate against future incidents and litigation costs resulting from the incident. These events, and those discussed above, could have a material adverse effect on our business, reputation, results of operations, financial position, cash flow, revenues and income.

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

        The Terms Of Our Credit Facility And Senior Unsecured Notes Impose Restrictions On Our Operations That May Adversely Impact Our Prospects And The Operations Of Our Business.    There are no assurances that we will be able to raise additional capital if needed, which could negatively impact our liquidity, prospects and operations. We have entered into a 3-year revolving credit facility with various lenders providing for total loans of $125.0 million. Under this facility, the lenders may, at their option upon our request, expand the facility to $200.0 million. At February 16, 2012, there was no balance outstanding under the revolving credit facility. We also entered into a note purchase agreement with various purchasers for the sale and issuance of $190.0 million of unsecured senior notes comprised of $95 million of 5.0% senior notes, series A, due 2018 and $95 million of 5.75% senior notes, series B, due 2021, all of which were issued on January 13, 2011. The terms and conditions of our revolving credit facility and note purchase agreement impose restrictions that affect, among other things, our ability to incur additional debt, make capital expenditures and acquisitions, merge, sell assets, pay dividends and create or incur liens. Our ability to comply with the financial covenants set forth in our credit facility and note purchase agreement could be affected by events beyond our control, and there can be no assurance that we will achieve operating results that will comply with such terms and conditions, a breach of which could result in a default under our credit facility and note purchase agreement. In the event of a default under the credit facility and/or note purchase agreement, the banks could elect to declare the outstanding principal amount of our credit facility, all interest thereon, and all other amounts payable under our credit facility to be immediately due and payable, and the Company's obligations under the senior unsecured notes could be accelerated and become due and payable, including any make-whole amount, respectively.

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

        Our Holding Company Structure Results In Structural Subordination And May Affect Our Ability To Fund Our Operations And Make Payments On Our Debt.    We are a holding company and, accordingly, substantially all of our operations are conducted through our subsidiaries. As a result, our cash flow and our ability to service our debt, including $190.0 million of our senior notes, are dependent upon the earnings of our subsidiaries and the distribution of earnings, loans or other payments by our subsidiaries to us. Our subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts due on our debt or provide us with funds for our payment obligations, whether by dividends, distributions, loans or other payments. In addition, any payment of dividends, distributions, loans or advances to us by our subsidiaries could be subject to statutory or contractual restrictions. Payments to us by our subsidiaries will also be contingent upon our subsidiaries' earnings and business considerations. Our right to receive any assets of any of our subsidiaries upon their liquidation or reorganization, and therefore the right of the holders of our debt to participate in those assets, would be effectively subordinated to the claims of those subsidiaries' creditors, including trade creditors. In addition, even if we were a creditor of any of our subsidiaries, our rights as a creditor would be effectively subordinate to any security interest in the assets of our subsidiaries and any indebtedness of our subsidiaries senior to that held by us.

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

ITEM 1B.    Unresolved Staff Comments

        None.

ITEM 2.    Properties

        In 2011, we purchased two buildings: a 50,000 square foot building located in Overland Park, KS and a 45,000 square foot building located in Mission, KS. These buildings are in the vicinity of buildings currently leased by our home offices. Existing home office lease agreements cover approximately 391,000 square feet for Waddell & Reed and Legend located in Overland Park, Kansas and Palm Beach Gardens, Florida, respectively. This figure does not include office space of 41,000 square feet in Boca Raton, Florida, which has been sublet. In addition, we lease office space for sales management, which is available to our financial advisors for use, in various locations throughout the United States totaling approximately 652,000 square feet. In the opinion of management, the office space owned and leased by the Company is adequate for existing operating needs.

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

        In this action filed December 28, 2009, the Company was sued in an individual action, class action and Fair Labor Standards Act ("FLSA") nationwide collective action by two former advisors asserting misclassification of financial advisors as independent contractors instead of employees. Plaintiffs, on behalf of themselves and a purported class of Waddell & Reed, Inc. financial advisors, assert claims under the FLSA for minimum wages and overtime wages, and under California Labor Code Statutes for timely payment of wages, minimum wages, overtime compensation, meal periods, reimbursement of losses and business expenses and itemized wage statements and a claim for Unfair Business Practices under §17200 of the California Business & Professions Code. Plaintiffs seek declaratory and injunctive relief and monetary damages.

        Plaintiffs moved for conditional collective action certification under the FLSA. The Company opposed this motion and additionally moved for summary judgment on Plaintiffs' individual FLSA claims. The Court issued an order on January 3, 2012 granting the Company's summary judgment motions, holding that Plaintiffs' individual FLSA claims fail as a matter of law, and denying Plaintiffs' motion for conditional collective action certification under the FLSA as moot. This ruling effectively removes all nationwide FLSA claims from the case.

        Plaintiffs intend to continue to pursue the California claims and may seek to amend their complaint to attempt to revive certain FLSA claims. An adverse determination in this matter could have a material adverse impact on the financial position and results of operations of the Company. The Company intends to continue to vigorously defend plaintiffs' claims.

        At this stage in this litigation, based upon the information currently available to the Company, the Company is not able to determine that an unfavorable outcome is remote, reasonably possible, or probable, and the Company has determined that it cannot reasonably estimate either the amount or the range of possible losses that would result if plaintiffs were to prevail, therefore, the Company has not made any accruals with respect to this matter in its consolidated financial statements.

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

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our Class A common stock ("common stock") is traded on the NYSE under the ticker symbol "WDR." The following table sets forth, for the periods indicated, the high and low sale prices of our common stock, as reported by the NYSE, as well as the cash dividends declared for these time periods:

Market Price

	2011			2010
Quarter	High	Low	Dividends Per Share	High	Low	Dividends Per Share

1	$42.20	$34.54	$0.20	$36.80	$29.68	$0.19
2	42.49	34.45	0.20	39.24	21.80	0.19
3	40.04	24.78	0.20	28.55	21.52	0.19
4	29.78	22.85	0.25	36.47	26.89	0.20

        Year-end closing prices of our common stock were $24.77 and $35.29 for 2011 and 2010, respectively. The closing price of our common stock on February 16, 2012 was $31.20.

        According to the records of our transfer agent, we had 3,185 holders of record of common stock as of February 16, 2012. We believe that a substantially larger number of beneficial stockholders hold such shares in depository or nominee form.

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

Common Stock Repurchases

        Our Board of Directors has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in our stock-based compensation programs. During the year ended December 31, 2011, we repurchased 1,951,331 shares in the open market and privately at an aggregate cost, including commissions, of $65.5 million, including 494,207 shares from related parties to cover their tax withholdings from the vesting of shares. The aggregate cost of shares obtained from related parties during 2011 was $17.9 million. The purchase price paid by us for private repurchases of our common stock from related parties is the closing market price on the purchase date.

        The following table sets forth certain information about the shares of common stock we repurchased during the fourth quarter of 2011.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under The Program
October 1 - October 31	109,100	$24.10	109,100	n/a	(1)
November 1 - November 30	83,619	24.39	83,619	n/a	(1)
December 1 - December 31	149,061	24.77	149,061	n/a	(1)

Total	341,780	$24.46	341,780

(1)
On August 31, 1998, we announced that our Board of Directors approved a program to repurchase shares of our common stock on the open market. Under the repurchase program, we are authorized to repurchase, in any seven-day period, the greater of (i) 3% of our outstanding common stock or (ii) $50 million of our common stock. We may repurchase our common stock through the NYSE, other national or regional market systems, electronic communication networks or alternative trading systems such as POSIT, during regular or after-hours trading sessions. POSIT is an alternative trading system that uses passive pricing to anonymously match buy and sell orders. To date, we have not used electronic communication networks or alternative trading systems to repurchase any of our common stock and do not intend to use such networks or systems in the foreseeable future. Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased. Our Board of Directors reviewed and ratified the stock repurchase program in July 2004. During the fourth quarter of 2011, all stock repurchases were made pursuant to the repurchase program, including 152,680 shares, reflected in the table above, that were purchased in connection with funding employee minimum income tax withholding obligations arising from the vesting of nonvested shares.

Total Return Performance

Comparison of Cumulative Total Return (1)

        The above graph compares the cumulative total stockholder return on the Company's Class A common stock from December 31, 2006 through December 31, 2011, with the cumulative total return of the Standard & Poor's 500 Stock Index and the SNL Asset Manager Index. The SNL Asset Manager Index is a composite of 33 publicly traded asset management companies (including, among others, the companies in the peer group reviewed by the Compensation Committee for executive compensation purposes) prepared by SNL Financial, Charlottesville, Virginia. The graph assumes the investment of $100 in the Company's Class A common stock and in each of the two indices on December 31, 2006 with all dividends being reinvested. The closing price of the Company's Class A common stock on December 31, 2006 (the last trading day of the year) was $27.36 per share. The stock price performance on the graph is not necessarily indicative of future price performance.

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11

Waddell & Reed Financial, Inc.	100.00	135.27	60.14	122.57	145.34	104.88
SNL Asset Manager	100.00	113.83	54.10	87.76	101.02	87.38
S&P 500	100.00	105.49	66.46	84.05	96.71	98.76

  (1)
  Cumulative Total Return assumes an initial investment of $100 on December 31, 2006, with the reinvestment of all dividends through December 31, 2011.

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

	For the Year Ended December 31,
	2011	2010	2009 (1)	2008 (2)	2007
	(in thousands, except per share data and number of financial advisors)
Revenues from:
Investment management fees	$530,599	457,538	354,593	399,863	372,345
Underwriting and distribution fees	532,693	468,057	378,678	416,762	371,085
Shareholder service fees	131,885	119,290	105,818	102,495	94,124

Total revenues	1,195,177	1,044,885	839,089	919,120	837,554
Net income	175,459	156,959	105,505	96,163	125,497
Net income per share (basic)	2.05	1.83	1.23	1.12	1.49
Net income per share (diluted)	2.05	1.83	1.23	1.12	1.48
Dividends declared per common share	$0.85	0.77	0.76	0.76	0.68
Advisor channel data:
Sales (net of commissions)	$3,799,077	3,615,654	3,201,867	3,724,165	3,552,434
Gross revenue per advisor	155.7	118.9	92.8	103.0	108.7
Number of financial advisors (end of period)	1,816	1,847	2,393	2,366	2,293
Average number of financial advisors	1,757	2,019	2,336	2,297	2,190
Wholesale channel data:
Sales (net of commissions)	$16,594,256	14,505,402	14,745,230	15,598,998	9,469,932
Number of external wholesalers	51	46	34	35	34
Institutional channel sales	$3,413,748	3,588,260	1,703,470	2,358,104	1,882,908
	As of December 31,
	2011	2010	2009	2008	2007
	(in millions)
Assets under management	$83,157	83,673	69,783	47,484	64,868
Balance sheet data:
Goodwill and identifiable intangible assets	221.2	221.2	221.2	221.2	228.4
Total assets	1,082.2	976.9	983.4	775.4	893.8
Long-term debt	190.0	190.0	200.0	200.0	200.0
Total liabilities	558.6	519.8	614.3	455.3	512.1
Stockholders' equity	523.6	457.1	369.1	320.1	381.7
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

Revenue Sources

        We derive our revenues from providing investment management, investment product underwriting and distribution, and shareholder services administration to mutual funds and institutional and separately managed accounts. Investment management fees are based on the amount of average assets under management and are affected by sales levels, financial market conditions, redemptions and the composition of assets. Our underwriting and distribution revenues consist of commissions derived from sales of investment and insurance products, Rule 12b-1 asset-based service and distribution fees, distribution fees on certain variable products, fees earned on fee-based asset allocation products, and related advisory services. The products sold have various commission structures and the revenues received from those sales vary based on the type and amount sold. Shareholder service fee revenue includes transfer agency fees, custodian fees from retirement plan accounts, portfolio accounting and administration fees, and is earned based on assets under management or number of client accounts.

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

        Our Advisors channel sales force consists of 1,816 independent financial advisors spread throughout the United States, who carry out our mission of providing financial planning for retirement, education funding, estate planning and other financial needs for our clients. A distinguishing aspect of this channel is its industry low redemption rate, which can be attributed to the personal nature in which our advisors provide service to their clients.

        During the past two years, we experienced a decline in our number of financial advisors; however, the decline was not unexpected as we continue to push for higher production from our advisors by increasing minimum production requirements for them to stay licensed with us. Our gross revenue production per advisor increased to $156 thousand, or 31%, and gross sales in the channel increased to $3.8 billion, or 5%, during 2011 compared to 2010 despite the decrease in advisor headcount. The recruiting and training of our advisors is a significant effort, so we continue to focus our recruiting efforts on bringing in experienced advisors.

        Our Wholesale Channel efforts are led by the solid performance record of the Ivy Funds family. We distribute retail mutual funds through broker/dealers and registered investment advisors, including Legend, and various retirement platforms, through a team of external, internal and hybrid wholesalers as well as a team dedicated to national accounts. This is our fastest growing distribution channel with sales growth averaging 36% per year since 2007 while assets under management have grown from $10.8 billion to $41.0 billion during the same period.

        The Ivy Funds maintain strong positions on many of the leading third-party distribution platforms, and we continue efforts to diversify our sales by offering other solid performing funds besides our flagship Ivy Asset Strategy fund to our partners. During 2011, we had 10 funds exceed gross sales of $250 million compared to eight in 2010 and six in 2009. Sales of products other than our Ivy Asset Strategy fund accounted for 53% of total sales during 2011 compared to 40% during 2010 and 37% for 2009. We expect the Wholesale Channel to be critical to driving our organic growth rate in the coming years.

        Through our Institutional channel we manage assets in a variety of investment styles for a variety of types of institutions. The largest percentage of our clients hire us to act as subadvisor for their branded products; they are typically distributors who lack scale or the track record to manage internally, or choose to market multi-manager styles. This is the smallest of our three distribution channels but has recently experienced positive gross sales and net flow trends due to our growing subadvisory relationships. Our subadvisory relationships currently account for more than 60% of the channel's $10.5 billion in assets at the end of 2011.

Market Developments

        During the past fiscal year, we operated in a period of high volatility in the financial markets. Investors moved away from portfolio risk and into cash, and were willing to accept minimal returns rather than expose themselves to the highly unpredictable equity market. Through this volatile year, the Company increased gross sales by 10%, generated net flows of $5.0 billion and maintained stable redemption rates compared to industry averages. Market depreciation during 2011 offset net flows achieved during the year and as a result, assets under management at December 31, 2011 decreased $0.5 billion compared to December 31, 2010.

Operating Results

        The company ended the year with $1.2 billion in revenues. Revenue increases relative to fiscal 2010 were reflective of an increase in our average managed assets and positive net flows. Average assets under management were $87.1 billion in 2011 compared to $74.0 billion in 2010.

        Net income increased 12% compared to 2010 while our operating margin improved slightly above the 24% achieved during 2010. We plan to continue our focus on cost controls during 2012.

        Our balance sheet remains strong, as we ended the year with cash and investments of $462.6 million. We also entered into an agreement in 2010 to complete a $190.0 million private placement of Senior Notes, which contained a delayed funding provision and allowed us to draw down the proceeds on January 13, 2011 when the existing senior notes matured. The proceeds were used to refinance the senior unsecured notes that expired in January 2011.

Assets Under Management

        Assets under management of $83.2 billion on December 31, 2011 decreased slightly compared to the $83.7 billion reported a year ago. Net sales of $4.3 billion, generated primarily by the Wholesale and Institutional channels, were offset by market depreciation of $5.5 billion.

Change in Assets Under Management (1)

	Advisors Channel	Wholesale Channel	Institutional Channel	Total
	(in millions)
December 31, 2011
Beginning Assets	$33,181	40,883	9,609	83,673
Sales (net of commissions)	3,800	16,594	3,413	23,807
Redemptions	(4,047)	(12,995)	(2,479)	(19,521)

Net Sales	(247)	3,599	934	4,286
Net Exchanges	(262)	261	-	(1)
Reinvested Dividends and Capital Gains	353	279	112	744

Net Flows	(156)	4,139	1,046	5,029
Market Depreciation	(1,316)	(4,068)	(161)	(5,545)

Ending Assets	$31,709	40,954	10,494	83,157

December 31, 2010
Beginning Assets	$29,474	32,818	7,491	69,783
Sales (net of commissions)	3,616	14,505	3,588	21,709
Redemptions	(3,526)	(10,560)	(2,874)	(16,960)

Net Sales	90	3,945	714	4,749
Net Exchanges	(308)	190	116	(2)
Reinvested Dividends and Capital Gains	338	237	114	689

Net Flows	120	4,372	944	5,436
Market Appreciation	3,587	3,693	1,174	8,454

Ending Assets	$33,181	40,883	9,609	83,673

December 31, 2009
Beginning Assets	$23,472	17,489	6,523	47,484
Disposition of Assets	-	-	(488)	(488)
Sales (net of commissions)	3,202	14,745	1,703	19,650
Redemptions	(3,052)	(5,951)	(1,942)	(10,945)

Net Sales	150	8,794	(239)	8,705
Net Exchanges	(197)	150	41	(6)
Reinvested Dividends and Capital Gains	329	124	113	566

Net Flows	282	9,068	(85)	9,265
Market Appreciation	5,720	6,261	1,541	13,522

Ending Assets	$29,474	32,818	7,491	69,783

(1)
Includes all activity of the Funds and institutional and separate accounts, including money market funds and transactions at net asset value, accounts for which we receive no commissions.

        Average assets under management, which are generally more indicative of trends in revenue for providing investment management services than the year over year change in ending assets under management, increased by 18% compared to 2010.

Average Assets Under Management

	2011		2010		2009
	Average	Percentage of Total	Average	Percentage of Total	Average	Percentage of Total
	(in millions, except percentage data)
Distribution Channel:
Advisors Channel
Equity	$24,477	73%	22,430	74%	18,916	74%
Fixed income	7,629	23%	6,614	22%	5,211	20%
Money market	1,203	4%	1,288	4%	1,600	6%

Total	$33,309	100%	30,332	100%	25,727	100%

Wholesale Channel
Equity	$39,387	91%	32,805	92%	22,556	94%
Fixed income	3,684	8%	2,385	7%	1,147	5%
Money market	320	1%	284	1%	301	1%

Total	$43,391	100%	35,474	100%	24,004	100%

Institutional Channel
Equity	$9,627	93%	7,467	91%	6,208	90%
Fixed income	780	7%	732	9%	658	10%
Money market	-	-	-	-	-	-

Total	$10,407	100%	8,199	100%	6,866	100%

Total by Asset Class:
Equity	$73,491	84%	62,702	85%	47,680	85%
Fixed income	12,093	14%	9,731	13%	7,016	12%
Money market	1,523	2%	1,572	2%	1,901	3%

Total	$87,107	100%	74,005	100%	56,597	100%

        The following table summarizes our five largest mutual funds as of December 31, 2011 by ending assets under management and investment management fees for the last three years. The assets under management and management fees of our five largest mutual funds are presented as a percentage of our total assets under management and total management fees.

Five Largest Mutual Funds by Ending Assets Under Management and Investment Management Fees

	2011		2010		2009
	Ending	Percentage of Total	Ending	Percentage of Total	Ending	Percentage of Total
	(in millions, except percentage data)
By Assets Under Management:
Ivy Asset Strategy	$23,642	28%	25,106	30%	20,029	29%
Ivy Global Natural Resources	4,332	5%	6,252	7%	5,736	8%
Ivy High Income	3,197	4%	1,694	2%	1,097	2%
Advisors Asset Strategy	2,772	3%	3,328	4%	3,235	5%
Advisors Core Investment	2,724	3%	2,888	3%	2,657	4%

Total	$36,667	43%	39,268	46%	32,754	48%

	(in thousands, except percentage data)
By Management Fees:
Ivy Asset Strategy	$146,649	28%	123,638	27%	82,313	23%
Ivy Global Natural Resources (1)	46,324	9%	43,839	10%	34,353	10%
Advisors Asset Strategy	20,465	4%	20,402	4%	18,139	5%
Advisors Science & Technology	19,208	3%	18,379	4%	15,953	4%
Advisors Core Investment	18,297	3%	16,976	4%	15,118	4%

Total	$250,943	47%	223,234	49%	165,876	46%

(1)
For the years ended December 31, 2011, 2010 and 2009, we paid subadvisory fees of $23.4 million, $22.1 million and $17.3 million, respectively.

Results of Operations

Net Income

	For the Year Ended December 31,			Variance
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(in thousands, except percentage data)
Net Income	$175,459	156,959	105,505	12%	49%
Earnings per share:
Basic	$2.05	1.83	1.23	12%	49%
Diluted	$2.05	1.83	1.23	12%	49%
Operating Margin	24%	24%	20%	0%	4%

        We reported net income of $175.5 million, or $2.05 per diluted share, in 2011 compared to $157.0 million, or $1.83 per diluted share, in 2010 and $105.5 million, or $1.23 per diluted share, in 2009.

Special Items Included in 2009 Results of Operations

        As previously disclosed, on July 15, 2009, the Company completed the sale of its wholly-owned subsidiary, ACF, pursuant to a stock purchase agreement dated June 26, 2009. Prior to the closing date, ACF had 10 employees and assets under management of $488.0 million. The agreement included an earnout provision based on a percentage of revenues on existing accounts over the three-year period subsequent to the closing date. The earnout provision was fully settled with a payment received during 2010. For tax purposes, this sale resulted in a capital loss of $28.4 million, a portion of which was utilized to offset capital gains in that and prior periods.

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

Total Revenues

        Total revenues increased 14% in 2011 compared to 2010, attributable to an increase in average assets under management of 18% and an increase in gross sales of 10%, while total revenues increased 25% in 2010 compared to 2009, attributable to an increase in average assets under management of 31% and an increase in gross sales of 10%.

	For the Year Ended December 31,			Variance
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(in thousands, except percentage data)
Investment management fees	$530,599	457,538	354,593	16%	29%
Underwriting and distribution fees	532,693	468,057	378,678	14%	24%
Shareholder service fees	131,885	119,290	105,818	11%	13%

Total revenues	$1,195,177	1,044,885	839,089	14%	25%

Investment Management Fee Revenues

        Investment management fee revenues are earned for providing investment advisory services to the Funds and to institutional and separate accounts. Investment management fee revenues increased $73.1 million, or 16%, in 2011 and increased $102.9 million, or 29%, in 2010.

        Revenues from investment management services provided to our retail mutual funds, which are distributed through the Advisors, Wholesale and Institutional channels, were $490.0 million in 2011 and increased $65.9 million, or 16%, compared to 2010, while the related retail average assets increased 17%. Investment management fee revenues increased less than the related retail average assets due to the effect of recording management fee waivers as an offset to investment management fees beginning in the third quarter of 2010. Of the total management fee waivers recorded in 2011 of $8.4 million, $5.7 million related to money market accounts. Revenues from investment management services provided to our retail mutual funds were $424.1 million in 2010 and increased $97.8 million, or 30%, compared to 2009, while the related retail average assets increased 32%. Retail sales were $20.4 billion, $18.1 billion and $17.9 billion in 2011, 2010 and 2009, respectively.

        Prior to the sale of ACF effective July 15, 2009, ACF had assets under management of $488.0 million, which along with related investment management fee revenues, were previously included in the Institutional channel.

        Institutional and separate account revenues were $40.6 million, $33.4 million and $28.3 million in 2011, 2010 and 2009, respectively. The increase in revenues in 2011 compared to 2010 was primarily attributable to a 27% increase in average assets while the increase in revenues in 2010 compared to 2009 was a result of a 19% increase in average assets.

        Long-term redemption rates (which exclude money market fund redemptions) in the Advisors channel were 10.0% in 2011 compared to 9.3% and 8.4% in 2010 and 2009, respectively. In the Wholesale channel, long-term redemption rates were 29.5% in 2011, compared to 29.3% in 2010 and 24.0% in 2009. We expect the Advisors channel long-term redemption rate to remain lower than that of the Wholesale channel due to the personal and customized nature in which our financial advisors provide service to our clients.

        The long-term redemption rate for our Institutional channel was 23.8% in 2011 compared to 35.1% in 2010 and 28.3% in 2009. Subadvisory and defined contribution pension business comprise more than 60% of the Institutional channel's assets as of December 31, 2011 and unlike defined benefit pension accounts, the active daily flows in or out of these accounts can result in an increase in contributions and withdrawals and impact the channel's redemption rate.

Underwriting and Distribution

        We earn underwriting and distribution fee revenues primarily by distributing the Funds pursuant to an underwriting agreement with each Fund (except the Ivy Funds VIP as explained below) and, to a lesser extent, by distributing mutual funds offered by other unaffiliated companies. Pursuant to each agreement, we offer and sell the Funds' shares on a continuous basis (open-end funds) and pay certain costs associated with underwriting and distributing the Funds, including the costs of developing and producing sales literature and printing of prospectuses, which may be either partially or fully reimbursed by the Funds. The Funds are sold in various classes that are structured in ways that conform to industry standards (i.e., "front-end load," "back-end load," "level-load" and institutional).

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

        Under a Rule 12b-1 service plan, the Funds may charge a maximum fee of 0.25% of the average daily net assets under management for expenses paid to broker/dealers and other sales professionals in connection with providing ongoing services to the Funds' shareholders and/or maintaining the Funds' shareholder accounts, with the exception of the Funds' Class R shares, for which the maximum fee is 0.50%. The Funds' Class B and Class C shares may charge a maximum of 0.75% of the average daily net assets under management under a Rule 12b-1 distribution plan to broker/dealers and other sales professionals for their services in connection with distributing shares of that class. The Rule 12b-1 plans are subject to annual approval by the Funds' board of trustees, including a majority of the disinterested members, by votes cast in person at a meeting called for the purpose of voting on such approval. All Funds may terminate the service plan at any time with approval of fund trustees or portfolio shareholders (a majority of either) without penalty.

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

        We also offer asset allocation investment advisory products that utilize our Funds. These products offer clients a selection of traditional asset allocation models, as well as features such as systematic rebalancing and client and advisor participation in determining asset allocation across asset classes. We earn asset-based fees on our asset allocation investment advisory products.

Underwriting and Distribution Fee Revenues and Expenses

        The following tables illustrate our underwriting and distribution fee revenues and expenses segregated by distribution channel for the years ended December 31, 2011, 2010 and 2009:

	Total
				2011 vs. 2010	2010 vs. 2009
	2011	2010	2009
	(in thousands, except percentage data)
Revenue	$532,693	468,057	378,678	14%	24%
Expenses:
Direct	470,050	409,912	325,836	15%	26%
Indirect	145,981	133,692	124,089	9%	8%

Total Expenses	616,031	543,604	449,925	13%	21%

Net Underwriting & Distribution	$(83,338)	(75,547)	(71,247)	-10%	-6%

	Advisors Channel
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Revenue	$290,077	252,107	213,258	15%	18%
Expenses:
Direct	204,358	177,158	147,469	15%	20%
Indirect	97,414	87,731	83,917	11%	5%

Total Expenses	301,772	264,889	231,386	14%	14%

Net Underwriting & Distribution	$(11,695)	(12,782)	(18,128)	9%	29%

	Wholesale Channel
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Revenue	$242,616	215,950	165,420	12%	31%
Expenses:
Direct	265,692	232,754	178,367	14%	30%
Indirect	48,567	45,961	40,172	6%	14%

Total Expenses	314,259	278,715	218,539	13%	28%

Net Underwriting & Distribution	$(71,643)	(62,765)	(53,119)	-14%	-18%

        A portion of underwriting and distribution fee revenues in our Advisors channel are derived from sales commissions charged on front-end load products sold by our financial advisors, including mutual fund Class A shares (those sponsored by the Company and those underwritten by other non-proprietary mutual fund companies), variable annuities and financial planning fees. A significant amount of Wholesale mutual fund sales are load-waived. The remainder of underwriting and distribution revenues are received from Rule 12b-1 asset-based distribution and service fees earned on both load and load-waived and deferred-load products sold by our financial advisors and third party intermediaries, asset-based fees earned on our asset allocation products, and commissions earned on the sale of other insurance products.

        We divide the costs of underwriting and distribution into two components — direct costs and indirect costs. Direct selling costs fluctuate with sales volume, such as advisor commissions and commission overrides paid to field management, advisor incentive compensation, commissions paid to third parties and to our own wholesalers, and related overrides in our Wholesale channel. Direct selling costs also fluctuate with assets under management, such as Rule 12b-1 service and distribution fees paid to the same parties. Indirect selling costs are fixed costs that do not necessarily fluctuate with sales levels. Indirect costs include expenses incurred by our home office and field offices such as wholesaler salaries, marketing costs, promotion and distribution of our products through the Advisors and Wholesale channels; support and management of our financial advisors such as field office overhead, sales programs and technology infrastructure; and costs of managing and supporting our wholesale efforts through technology infrastructure and personnel. While the Institutional channel does have marketing expenses, those expenses are accounted for in compensation and related costs and general and administrative expense instead of underwriting and distribution because of the channel's integration with our investment management division, its relatively small size and the fact that there are no Rule 12b-1 fees, loads, CDSCs, or any other charges to separate account clients except investment management fees.

        We recover certain of our underwriting and distribution costs through Rule 12b-1 service and distribution fees, which are paid by the Funds. All Rule 12b-1 service and distribution fee revenue received from the Funds is recorded on a gross basis.

        Underwriting and distribution revenues earned in 2011 increased by $64.6 million, or 14%, compared to 2010. Revenues from fee-based asset allocation products increased $33.4 million compared to the prior year as assets grew from $4.5 billion to $6.0 billion year over year. Rule 12b-1 asset-based service and distribution fees increased $29.2 million compared to 2010 as a result of an increase in average mutual fund assets under management. Higher advisory fees and point of sale commissions earned by Legend increased revenue by $3.7 million compared to the prior year. Revenues from front-load product sales sold in the Advisors channel decreased by $4.5 million, however this overall decrease included an increase in variable annuity revenues of $7.5 million. Insurance-related revenues decreased $1.0 million compared to the prior year.

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

        Underwriting and distribution expenses in 2011 increased by $72.4 million, or 13%, compared with the prior year. A significant part of this increase was attributable to higher direct expenses in the Wholesale channel of $32.9 million as a result of an increase in average wholesale assets under management year over year. We incurred higher dealer compensation paid to third party distributors, increased Rule 12b-1 asset-based service and distribution expenses and higher wholesaler commissions, partially offset by lower amortization expense of deferred sales commissions. Direct expenses in the Advisors channel increased $27.2 million, or 15%, compared to 2010 due to higher fee-based asset allocation expenses of $23.8 million, higher Rule 12b-1 asset-based service and distribution commissions of $6.4 million and higher amortization expense of deferred sales commissions of $0.9 million, partially offset by lower point of sale commissions on front-load product sales of $2.6 million and insurance expenses of $0.7 million. The increase in indirect expenses in the Advisors channel of $9.7 million was due to increased employee compensation and benefits expenses, higher convention costs, increased field office expenses and higher expenses incurred beginning mid-year 2011 related to our electronic books and records conversion project. Expenses related to this conversion project are expected to run $1.0 million per quarter until mid-year 2012. The indirect expenses increase of $2.6 million in the Wholesale channel was mostly due to higher employee compensation and benefits expense.

        Underwriting and distribution expenses in 2010 increased by $93.7 million, or 21%, compared to 2009. A significant part of this increase was attributable to higher direct expenses in the Wholesale channel of $54.4 million as a result of an increase in average wholesale assets under management, minimally offset by lower sales volume year over year. We incurred higher dealer compensation paid to third party distributors, increased Rule 12b-1 asset-based service and distribution expenses and higher amortization expense of deferred sales commissions, partially offset by lower wholesaler commissions. Direct expenses in the Advisors channel increased $29.7 million, or 20%, compared to 2009 due to increased commissions related to the sale of fee-based asset allocation products of $13.8 million, higher Rule 12b-1 asset-based service and distribution commissions of $12.3 million, higher point of sale commissions on front-load product sales of $4.6 million, partially offset by lower commissions on insurance products of $1.7 million. Indirect expenses increased a total of $9.6 million compared to 2009. The increase in indirect expenses in the Advisors channel of $3.8 million was due to increased employee compensation and benefits expenses and information technology costs. The indirect expenses increase of $5.8 million in the Wholesale channel was due to increased employee compensation and benefits expenses, higher marketing costs and higher business meeting and travel expenses.

Shareholder Service Fees Revenue

        Shareholder service fees revenue primarily includes transfer agency fees, custodian fees from retirement plan accounts, and portfolio accounting and administration fees. Portfolio accounting and administration fees are asset-based revenues or account-based revenues, while transfer agency fees and custodian fees from retirement plan accounts are based on the number of client accounts.

        During 2011, shareholder service fees revenue increased $12.6 million, or 11%, over 2010, due to higher asset-based fees of $8.6 million year over year in certain share classes and $4.0 million attributable to account-based revenues, due to a 2% increase in the average number of client accounts.

        During 2010, shareholder service fees revenue increased $13.5 million, or 13%, over 2009. Of this increase, $8.3 million was due to higher asset-based fees year over year in certain share classes and $5.2 million was attributable to account-based revenues, due to a 7% increase in the average number of client accounts.

Total Operating Expenses

        Operating expenses increased $108.7 million, or 14%, in 2011 compared to 2010 primarily due to increased underwriting and distribution expenses, compensation and related costs, and general and administrative expenses. Underwriting and distribution expenses are discussed above.

        Operating expenses increased $125.1 million, or 19%, in 2010 compared to 2009 primarily due to increased underwriting and distribution expenses and compensation and related costs.

	For the Year Ended December 31,			Variance
				2011 vs. 2010	2010 vs. 2009
	2011	2010	2009
	(in thousands, except percentage data)
Underwriting and distribution	$616,031	543,604	449,925	13%	21%
Compensation and related costs	161,401	142,255	124,463	13%	14%
General and administrative	80,533	66,703	58,034	21%	15%
Subadvisory fees	29,885	27,823	23,202	7%	20%
Depreciation	15,235	14,030	13,653	9%	3%

Total operating expenses	$903,085	794,415	669,277	14%	19%

Compensation and Related Costs

        Compensation and related costs in 2011 increased $19.1 million, or 13%, compared to 2010. Base salaries and payroll taxes contributed $7.3 million to the increase, due to an increase in average headcount of 12% and annual merit increases during 2011. Share-based compensation increased $6.1 million compared to 2010 primarily due to higher amortization expense associated with our April 2011, December 2010 and April 2010 grants of nonvested stock compared to grants that became fully vested in 2011. We had a decrease in capitalized software development activities of $2.7 million, higher commission expense on managed and institutional accounts of $1.5 million and experienced higher incentive compensation expense of $0.8 million and group insurance costs of $0.4 million.

        Compensation and related costs in 2010 increased $17.8 million, or 14%, compared to 2009. Share-based compensation accounted for $9.8 million of the increase primarily due to higher amortization expense associated with our April 2010, December 2009 and April 2009 grants of nonvested stock compared to grants that became fully vested in 2010. Base salaries and payroll taxes contributed $5.8 million to the increase, due to an increase in average headcount of 6.1% and annual merit increases during 2010. We also experienced higher incentive compensation expense of $2.8 million and higher savings plan costs of $1.4 million. These expense increases were offset by increased capitalized software development activities of $1.5 million, primarily due to technology and compliance initiatives, and lower group insurance costs of $0.8 million compared to 2009 based on favorable claims experience.

General and Administrative Expenses

        General and administrative expenses are operating costs other than those related to compensation and to distribution efforts, including, but not limited to, computer services and software costs, telecommunications, facilities costs of our home offices, costs of professional services including legal and accounting, and insurance.

        General and administrative expenses increased $13.8 million in 2011 compared to 2010. Included in 2011 is a $1.8 million charge related to the write-off of software capitalization costs due to the discontinuation of use of certain software licenses. The remaining variance is due to increased dealer services costs of $4.1 million, costs incurred for our national branding campaign launched in the first quarter of 2011, higher computer services and software costs of $2.8 million and increased legal expenses of $2.4 million, partially offset by lower fund expenses of $0.7 million. Fee waivers were recorded as part of fund expenses prior to the third quarter of 2010. Fee waivers are now netted against management fee revenues.

        General and administrative expenses increased $8.7 million for the year ended December 31, 2010 compared to 2009. Higher costs for third party subaccounting and networking fees for certain share classes and computer services were primarily responsible for the increase.

Subadvisory Fees

        Subadvisory fees represent fees paid to other asset managers for providing advisory services for certain mutual fund portfolios. These expenses reduce our operating margin since we pay out approximately half of our management fee revenue received from subadvised products. Gross management fee revenues for products subadvised by others were $59.3 million for the year ended December 31, 2011 compared to $55.3 million and $46.0 million for 2010 and 2009, respectively, due to an 8% increase in average assets from 2010 to 2011 and a 22% increase in average assets from 2009 to 2010. Subadvisory expenses followed the same pattern for the past three years.

        Subadvised assets under management at December 31, 2011 were $5.8 billion compared to the annual average of $7.3 billion for 2011. Since subadvisory expenses are a function of sales, redemptions and market action for subadvised assets, the lower asset base will likely result in a decrease to both gross management fee revenues and subadvisory expenses for the coming year.

Other Income and Expenses

Investment and Other Income

        Investment and other income decreased $6.7 million in 2011 compared to 2010. The current year included mark-to-market losses on mutual fund holdings in our trading portfolio of $1.1 million compared to gains in 2010 of $5.1 million. Offsetting these declines were higher dividend income on available for sale mutual fund holdings of $1.0 million in 2011 compared to the prior year. In 2011 and 2010 we recorded write-downs of our investment in a limited partnership of $1.2 million and $1.5 million, respectively. We recorded realized gains on the sale of available for sale mutual funds of $2.2 million during 2011 compared to $2.9 million in 2010.

        Investment and other income for 2010 increased by $3.7 million compared to 2009. Included in 2009 was a non-cash charge of $3.7 million to reflect the "other than temporary" impairment of certain of the Company's investments in available for sale affiliated mutual funds as the fair value of those investments was below cost for an extended period. Excluding the impairment in 2009, investment and other income was unchanged from 2009 to 2010. We recorded realized gains on the sale of available for sale mutual funds of $2.9 million during 2010 compared to $2.6 million in 2009. Additional gains on our trading portfolio of $500 thousand compared to 2009 and the collection on a note receivable from a partnership interest that was written off in previous years also contributed to the year over year change. Offsetting these gains was a $1.5 million write-down of our investment in a limited partnership during 2010.

Interest Expense

        Interest expense was $11.4 million in 2011 and $12.7 million in both 2010 and 2009. In January 2011 we completed the refinancing of our senior notes with more favorable terms, which resulted in lower interest expense in 2011 compared to 2010 and 2009. We also experienced lower costs associated with our $125.0 million credit facility, which was entered into in August 2010.

Income Taxes

        Our effective income tax rate was 37.9%, 36.3%, and 34.9% in 2011, 2010 and 2009, respectively. During 2009, the Company sold a subsidiary, which generated a capital loss available for offsetting potential future and prior period capital gains. Due to the character of the loss and the limited carryforward period permitted by law, a valuation allowance was recorded on a portion of this capital loss. The higher effective tax rate in 2011 was primarily a result of less utilization of the capital loss in 2011 as compared to 2010. During 2011, realized capital gains allowed for a release of the valuation allowance of

$0.4 million, which was recorded as a benefit to tax expense and, as a result, decreased our effective tax rate. In 2010, realized capital gains and an increase in the fair value of our investment portfolios allowed for the release of $2.7 million of the valuation allowance, which was recorded as a benefit to tax expense and, as a result, decreased our effective tax rate. The higher effective tax rate in 2010 over 2009 was primarily the result of less utilization of the capital losses in 2010 as compared to 2009.

        Our 2011 and 2010 effective tax rates, removing the effects of the valuation allowance, would have been 38.1% and 37.4%, respectively. Our 2009 effective tax rate, removing the effects of the loss on the sale of our subsidiary and the establishment of a corresponding valuation allowance, would have been 36.8%. The effective income tax rate, exclusive of the valuation allowance, increased in 2011 over that of 2010 due to changes in state legislation in jurisdictions in which the Company operates as well as a charge to tax expense in 2011 on tax positions for which the outcome is uncertain in tax years in which the statute of limitations remains open. The effective tax rate, exclusive of the subsidiary loss and valuation allowance, increased in 2010 over that of 2009 due to fewer state tax incentives related to capital expenditures made by the Company in 2010 as compared to 2009 and changes in state legislation in jurisdictions in which the Company operates.

Liquidity and Capital Resources

        The following table summarizes certain key financial data relating to our liquidity and capital resources:

	For the Year Ended December 31,					Variance
						2011 vs. 2010	2010 vs. 2009
	2011		2010		2009
	(in thousands, except percentage data)
Balance Sheet Data:
Cash and cash equivalents	$327,083		195,315		244,359	67%	-20%
Cash and cash equivalents - restricted	50,569		81,197		72,941	-38%	11%
Investment securities	135,497		192,611	(1)	70,524	-30%	173%
Long-term debt	190,000		189,999		199,984	0%	-5%
Cash Flow Data:
Cash flows from operating activities	283,139	(1)	140,643		155,179	101%	-9%
Cash flows from investing activities	(30,242)		(67,806)		(29,488)	-55%	130%
Cash flows from financing activities	(121,129)		(121,881)		(91,660)	1%	-33%

(1)
At December 31, 2010, investment securities included U.S. treasury bills of $117.9 million and commercial paper of $5.0 million with maturities of less than 180 days at the date of purchase. Maturities of the U.S. treasury bills and commercial paper during 2011 of $66.0 million is included in cash flows from operating activities.

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

Pay Dividends

        The Board of Directors approved an increase in the quarterly dividend on our common stock from $0.20 per share to $0.25 per share beginning with our fourth quarter 2011 dividend, paid on February 1, 2012. Dividends on our common stock resulted in financing cash outflows of $68.8 million, $65.2 million and $65.0 million in 2011, 2010 and 2009, respectively.

Repurchase Our Stock

        In both 2011 and 2010, we repurchased 2.0 million of our shares, compared to 1.9 million shares in 2009. These share repurchase amounts included 494,207 shares, 426,665 shares and 327,301 shares from employees who elected to tender shares to cover their minimum tax withholdings with respect to vesting of stock awards during the years ended December 31, 2011, 2010 and 2009, respectively.

        In the future, we plan to repurchase shares, at a minimum, to offset dilution from shares issued for employee share plans. During 2012, we estimate that we will repurchase approximately 575 thousand shares from employees who elect to tender shares to cover their minimum tax withholdings arising from the vesting of nonvested shares.

Operating Cash Flows

        Excluding the cash flows from operating activities generated from the maturity of U.S. treasuries and commercial paper in 2011 of $66.0 million, the remaining increase is due to higher net income and non-cash share-based compensation expense in 2011.

        The payable to investment companies for securities account can fluctuate significantly based on trading activity at the end of a reporting period. On December 31, 2009, the Company changed the trustee of its 401(k) plan. Approximately $100 million of the payable to investment companies for securities balance was due to the transfer of assets between trustees. As a result, on the statement of cash flows, there were corresponding increases and decreases to cash from operations. There is no impact to the Company's liquidity and operations for the variations in these accounts.

        We pay our financial advisors and third parties upfront commissions on the sale of Class B and C shares and certain fee-based asset allocation products. Funding of such commissions during the years ended December 31, 2011, 2010 and 2009 totaled $57.9 million, $59.0 million and $54.7 million, respectively. The drivers of commission funding in 2011 were fee-based asset allocation products, for which $26.5 million was funded, and Class C shares, for which $23.0 million was funded. The drivers of commission funding in 2010 were Class C shares, for which $25.9 million was funded, and fee-based asset allocation products, for which $24.8 million was funded. The primary driver of commission funding in 2009 was Class C shares, for which $29.8 million of commissions were funded. Management expects future cash requirements for sales commissions may exceed the level experienced in previous years due to increased sales in our fee-based asset allocation products.

        Contributions to our pension plan are not expected to exceed $20 million for 2012. A contribution of $10 million was made to the plan in January 2012.

Investing Cash Flows

        Investing activities consist primarily of the purchase and sale of available for sale investment securities, as well as capital expenditures. We expect our 2012 capital expenditures to be in the range of $15.0 to $20.0 million.

Financing Cash Flows

        As noted previously, dividends and stock repurchases accounted for a majority of our financing cash outflows in 2011.

        Additionally, during 2010 we repurchased $10.0 million of our $200.0 million aggregate principal amount 5.6% senior notes due January 2011 (the "Notes"). On August 31, 2010, the Company entered into an agreement to complete a $190.0 million private placement of Senior Notes (the "Senior Notes"). The agreement contained a delayed funding provision that allowed the Company to draw down the proceeds in January 2011 when the existing Notes matured. The Company used the proceeds of the issuance and sale of the Senior Notes to repay in full the Notes expiring in January 2011. The Senior Notes are unsecured and were issued in two tranches: $95.0 million bearing interest at 5% and maturing January 13, 2018 (the "Series A Notes") and $95.0 million bearing interest of 5.75% and maturing January 13, 2021 (the "Series B Notes") (collectively, the "Senior Notes"). Interest will be payable semi-annually in January and July of each year.

        Simultaneous with the refinancing of our senior notes, the Company entered into a three year revolving credit facility (the "New Credit Facility") with various lenders, effective August 31, 2010, which initially provides for initial borrowings of up to $125.0 million and replaced the Company's previous revolving credit facility. Lenders could, at their option upon the Company's request, expand the facility to $200.0 million. At December 31, 2011, there were no borrowings outstanding under the New Credit Facility. Both the New Credit Facility and Senior Notes contain financial covenants with respect to leverage and interest coverage, both of which we were in compliance with throughout fiscal 2011.

Short Term Liquidity and Capital Requirements

        Management believes its available cash, marketable securities and expected cash flow from operations will be sufficient to fund its short-term operating and capital requirements during 2012. Expected short-term uses of cash include dividend payments, interest payments on outstanding debt, income tax payments, seed money for new products, share repurchases, payment of deferred commissions to our financial advisors and third parties, capital expenditures and home office leasehold improvements, and could include strategic acquisitions.

Long Term Liquidity and Capital Requirements

        Expected long-term capital requirements include indebtedness, operating leases and purchase obligations, and potential recognition of tax liabilities, summarized in the following table as of December 31, 2011. Purchase obligations include amounts that will be due for the purchase of goods and services to be used in our operations under long-term commitments or contracts. The majority of our purchase obligations are reimbursable to us by the Funds.

	Total	2012	2013- 2014	2015- 2016	Thereafter/ Indeterminate
	(in thousands)
Long-term debt obligations, including interest	$272,769	10,213	20,425	20,425	221,706
Non-cancelable operating lease commitments	93,813	20,662	30,018	15,590	27,543
Purchase obligations	143,612	41,239	68,395	33,740	238
Unrecognized tax benefits	9,759	-	-	-	9,759

	$519,953	72,114	118,838	69,755	259,246

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

Critical Accounting Policies and Estimates

        Management believes the following critical accounting policies affect its significant estimates and judgments used in the preparation of its consolidated financial statements.

Accounting for Goodwill and Intangible Assets

        As of December 31, 2011, our total goodwill and intangible assets were $221.2 million, or 20%, of our total assets. Two significant considerations arise with respect to these assets that require management estimates and judgment: (i) the valuation in connection with the initial purchase price allocation, and (ii) the ongoing evaluation of impairment.

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

Accounting for Income Taxes

        In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain. In addition, respective tax authorities periodically audit our income tax returns. These audits examine our significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions. We adjust our income tax provision in the period in which we determine that the actual outcomes will likely be different from our estimates. The recognition or derecognition of income tax expense related to uncertain tax positions is determined under the guidance as prescribed by Accounting Standards Codification ("ASC") "Income Taxes Topic," ASC 740. During 2011, the Company did not settle any open tax years undergoing audits by state jurisdictions in which the Company operates. During 2010 and 2009, the Company settled nine open tax years and three open tax years, respectively, that were undergoing audit by state jurisdictions in which the Company operates. These audits were settled in all material respects with no significant adjustments. The Company is currently undergoing audits in various other state jurisdictions which have not yet been settled.

        We recognize an asset or liability for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, including the determination of any valuation allowance that might be required for deferred tax assets. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of assets are recovered or liabilities are settled. In 2009, the Company sold a subsidiary that generated a capital loss available to offset potential future capital gains. Due to the character of the loss and the limited carryforward period permitted by law, the Company may not realize the full tax benefit of the capital loss. The capital loss carryforward, if not utilized, will expire in 2014. Management believes it is not more likely than not that the Company will generate sufficient future capital gains to realize the full benefit of this capital loss. Accordingly, a valuation allowance has been recorded on a portion of this capital loss as of December 31, 2011 and December 31, 2010. Also as of December 31, 2011, three of the Company's subsidiaries have state net operating loss carryforwards in certain states in which those companies file on a separate company basis. These entities have recognized a deferred tax asset for such carryforwards. The carryforwards, if not utilized, will expire between 2012 and 2031. Management believes it is not more likely than not that the subsidiaries will generate sufficient future taxable income in these states to realize the benefit of these state net operating loss carryforwards and, accordingly, a valuation allowance has been recorded at December 31, 2011 and December 31, 2010. We have not recorded a valuation allowance on any other deferred tax assets as of the current reporting period based on our belief that operating income will, more likely than not, be sufficient to realize the benefit of these assets over time. In the event that actual results differ from estimates or if our historical trend of positive operating income changes, we may be required to record a valuation allowance on deferred tax assets, which could have a significant effect on our consolidated financial condition and results of operations. Finally, income taxes are recorded at the rates in effect in the various tax jurisdictions in which we operate. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.

Pension and Other Postretirement Benefits

        Accounting for our pension and postretirement benefit plans requires us to estimate the cost of benefits to be provided well into the future and the current value of our benefit obligations. Three critical assumptions affecting these estimates are the discount rate, the expected return on assets, and the expected health care cost trend rate. In 2011, the discount rate assumption was based on the Aon Hewitt AA Only Above Median Yield Curve. This discount rate was determined separately for each plan by plotting the expected benefit payments from each plan against a yield curve of high quality, zero coupon bonds and calculating the single rate that would produce the same present value of liabilities as the yield curve. Prior to 2011, the discount rate assumption was based on the Mercer Bond Model, which calculated the yield on a theoretical portfolio of high-grade corporate bonds with cash flows that generally matched our expected benefit payments. The expected return on plan assets and health care cost trend rates are based upon an evaluation of our historical trends and experience, taking into account current and expected future market conditions. Other assumptions include rates of future compensation increases, participant withdrawals and mortality rates, and participant retirement ages. These estimates and assumptions impact the amount of net pension expense or income recognized each year and the measurement of our reported benefit obligation under the plans.

        In 2011, we decreased the discount rate for our pension plan to 4.99% from 6.00% used in 2010 and 6.25% used in 2009, and decreased the discount rate for our postretirement plan to 5.00% from 6.00% used in 2010 and 6.25% used in 2009, to reflect market interest rates. We continue to assume long-term asset returns of 7.75% on the assets in our pension plan, the same as our assumption in 2010 and 2009. Our pension plan assets at December 31, 2011 were 100% invested in the Asset Strategy style and we have targeted this same investment strategy going forward.

        The effect of hypothetical changes to selected assumptions on the Company's retirement benefit plans would be as follows:

		December 31, 2011	December 31, 2012
Assumptions	Change	Increase (Decrease) PBO/APBO (1)	Increase (Decrease) Expense (2)

(in thousands)
Pension
Discount rate	+/-50 bps	$(8,827)/9,748	$(1,037)/1,136
Expected return on assets	+/-100 bps	N/A	(1,098)/1,098
Salary scale	+/-100 bps	7,737/(7,201)	1,823/(1,651)
OPEB
Discount rate	+/-50 bps	(481)/528	(54)/76
Health care cost trend rate	+/-100 bps	1,018/(866)	238/(161)

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

Interest Rate Sensitivity

        Our interest sensitive liabilities include our long-term fixed rate senior notes and obligations for any balances outstanding under our credit facility or other short-term borrowings. Increases in market interest rates would generally cause a decrease in the fair value of the senior notes and an increase in interest expense associated with short-term borrowings and borrowings under the credit facility. Decreases in market interest rates would generally cause an increase in the fair value of the senior notes and a decrease in interest expense associated with short-term borrowings and borrowings under the credit facility. We had no short-term borrowings outstanding as of December 31, 2011.

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

Securities Price Sensitivity

        Our revenues are dependent on the underlying assets under management in the Funds to which investment advisory services are provided. The Funds include portfolios of investments comprised of various combinations of equity, fixed income and other types of securities and commodities. Fluctuations in the value of these securities are common and are generated by numerous factors, including, without limitation, market volatility, the overall economy, inflation, changes in investor strategies, availability of alternative investment vehicles, government regulations and others. Accordingly, declines in any one or a combination of these factors, or other factors not separately identified, may reduce the value of investment securities and, in turn, the underlying assets under management on which our revenues are earned. These declines have an impact in our investment sales and our trading portfolio, thereby compounding the impact on our earnings.

ITEM 8.    Financial Statements and Supplementary Data

        Reference is made to the Consolidated Financial Statements referred to in the Index on page 48 setting forth our consolidated financial statements, together with the report of KPMG LLP dated February 28, 2012 on page 49.

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

  Based on our evaluation under the framework in "Internal Control-Integrated Framework," management concluded that, as of December 31, 2011, our internal control over financial reporting was effective. KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, also audited the effectiveness of our internal control over financial reporting as of December 31, 2011, as stated in their attestation report which follows.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Waddell & Reed Financial, Inc.:

We have audited Waddell & Reed Financial, Inc.'s (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Waddell & Reed Financial, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Waddell & Reed Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Waddell & Reed Financial, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 28, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Kansas City, Missouri
February 28, 2012

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

ITEM 9B.    Other Information.

        None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

        Information required by this Item 10. is incorporated herein by reference to our definitive proxy statement for our 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 11.    Executive Compensation

        Information required by this Item 11. is incorporated herein by reference to our definitive proxy statement for our 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information required by this Item 12. is incorporated herein by reference to our definitive proxy statement for our 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

        Information required by this Item 13. is incorporated herein by reference to our definitive proxy statement for our 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 14.    Principal Accounting Fees and Services

        Information required by this Item 14. is incorporated herein by reference to our definitive proxy statement for our 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Overland Park, State of Kansas, on February 29, 2012.

WADDELL & REED FINANCIAL, INC.
By:	/s/ HENRY J. HERRMANN Henry J. Herrmann Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ HENRY J. HERRMANN Henry J. Herrmann	Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	February 29, 2012
/s/ DANIEL P. CONNEALY Daniel P. Connealy	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 29, 2012
/s/ BRENT K. BLOSS Brent K. Bloss	Senior Vice President – Finance and Treasurer (Principal Accounting Officer)	February 29, 2012
/s/ SHARILYN S. GASAWAY Sharilyn S. Gasaway	Director	February 29, 2012
/s/ THOMAS C. GODLASKY Thomas C. Godlasky	Director	February 29, 2012
/s/ ALAN W. KOSLOFF Alan W. Kosloff	Director	February 29, 2012
/s/ DENNIS E. LOGUE Dennis E. Logue	Director	February 29, 2012
/s/ MICHAEL F. MORRISSEY Michael F. Morrissey	Director	February 29, 2012
/s/ JAMES M. RAINES James M. Raines	Director	February 29, 2012
/s/ RONALD C. REIMER Ronald C. Reimer	Director	February 29, 2012
/s/ JERRY W. WALTON Jerry W. Walton	Director	February 29, 2012

WADDELL & REED FINANCIAL, INC.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Waddell & Reed Financial, Inc.:

We have audited the accompanying consolidated balance sheets of Waddell & Reed Financial, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Waddell & Reed Financial, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Waddell & Reed Financial, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Kansas City, Missouri
February 28, 2012

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

	2011	2010
	(in thousands)
Assets:
Cash and cash equivalents	$327,083	195,315
Cash and cash equivalents—restricted	50,569	81,197
Investment securities	135,497	192,611
Receivables:
Funds and separate accounts	31,842	27,234
Customers and other	116,996	84,736
Deferred income taxes	11,848	10,622
Income taxes receivable	15,067	4,336
Prepaid expenses and other current assets	10,709	8,999

Total current assets	699,611	605,050
Property and equipment, net	74,028	71,248
Deferred sales commissions, net	68,788	64,710
Goodwill and identifiable intangible assets	221,210	221,210
Deferred income taxes	4,878	-
Other non-current assets	13,681	14,713

Total assets	$1,082,196	976,931

Liabilities:
Accounts payable	$52,134	40,844
Payable to investment companies for securities	104,304	117,596
Accrued compensation	35,117	37,696
Payable to third party brokers	41,125	38,909
Other current liabilities	56,218	46,897

Total current liabilities	288,898	281,942
Long-term debt	190,000	189,999
Accrued pension and postretirement costs	56,548	22,492
Deferred income taxes	-	4,729
Other non-current liabilities	23,107	20,608

Total liabilities	558,553	519,770

Commitments and contingencies
Stockholders' equity:
Preferred stock—$1.00 par value: 5,000 shares authorized; none issued	-	-
Class A Common stock—$0.01 par value: 250,000 shares authorized; 99,701 shares issued; 85,564 shares outstanding (85,751 at December 31, 2010)	997	997
Additional paid-in capital	216,426	201,442
Retained earnings	721,281	618,813
Cost of 14,137 common shares in treasury (13,950 at December 31, 2010)	(366,954)	(346,064)
Accumulated other comprehensive loss	(48,107)	(18,027)

Total stockholders' equity	523,643	457,161

Total liabilities and stockholders' equity	$1,082,196	976,931

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(in thousands, except per share data)
Revenues:
Investment management fees	$530,599	457,538	354,593
Underwriting and distribution fees	532,693	468,057	378,678
Shareholder service fees	131,885	119,290	105,818

Total	1,195,177	1,044,885	839,089
Operating expenses:
Underwriting and distribution	616,031	543,604	449,925
Compensation and related costs (including share-based compensation of $46,473, $40,338 and $30,573, respectively)	161,401	142,255	124,463
General and administrative	80,533	66,703	58,034
Subadvisory fees	29,885	27,823	23,202
Depreciation	15,235	14,030	13,653

Total	903,085	794,415	669,277

Operating income	292,092	250,470	169,812
Investment and other income	2,049	8,737	5,039
Interest expense	(11,413)	(12,723)	(12,695)

Income before provision for income taxes	282,728	246,484	162,156
Provision for income taxes	107,269	89,525	56,651

Net income	$175,459	156,959	105,505

Net income per share:
Basic	$2.05	$1.83	1.23

Diluted	$2.05	$1.83	1.23

Weighted average shares outstanding:
Basic	85,783	85,618	85,484
Diluted	85,793	85,647	85,544

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(in thousands)
Net income	$175,459	156,959	105,505
Other comprehensive income:
Net unrealized appreciation (depreciation) of investment securities during the year, net of income taxes of $(2,120), $2,028 and $2,950, respectively	(3,635)	3,493	4,974
Valuation allowance on investment securities' deferred tax asset during the year	(2,955)	963	-
Pension and postretirement benefits, net of income taxes of $(13,232), $628 and $(821), respectively	(22,062)	1,061	(949)
Reclassification adjustments for amounts included in net income, net of income taxes of $(830), $(1,139) and $159, respectively	(1,428)	(1,980)	264

Comprehensive income	$145,379	160,496	109,794

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended December 31, 2011, 2010 and 2009

(in thousands)

	Common Stock
			Additional Paid-in Capital	Retained Earnings		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount			Treasury Stock
Balance at December 31, 2008	99,701	$997	207,886	487,558	(350,463)	(25,853)	320,125
Net income	-	-	-	105,505	-	-	105,505
Recognition of equity compensation	-	-	30,565	8	-	-	30,573
Recognition of equity compensation related to divestiture of ACF	-	-	400		-	-	400
Issuance of nonvested shares and other	-	-	(46,345)	-	46,345	-	-
Dividends accrued, $.76 per share	-	-	-	(65,195)	-	-	(65,195)
Exercise of stock options	-	-	(5,393)	-	19,529	-	14,136
Excess tax benefits from share-based payment arrangements	-	-	2,787	-	-	-	2,787
Repurchase of common stock	-	-	-	-	(43,565)	-	(43,565)
Unrealized appreciation on available for sale investment securities	-	-	-	-	-	4,974	4,974
Pension and postretirement benefits	-	-	-	-	-	(949)	(949)
Reclassification for amounts included in net income	-	-	-	-	-	264	264

Balance at December 31, 2009	99,701	997	189,900	527,876	(328,154)	(21,564)	369,055
Net income	-	-	-	156,959	-	-	156,959
Recognition of equity compensation	-	-	40,319	19	-	-	40,338
Issuance of nonvested shares and other	-	-	(37,631)	-	37,631	-	-
Dividends accrued, $.77 per share	-	-	-	(66,041)	-	-	(66,041)
Exercise of stock options	-	-	2,726	-	10,331	-	13,057
Excess tax benefits from share-based payment arrangements	-	-	6,128	-	-	-	6,128
Repurchase of common stock	-	-	-	-	(65,872)	-	(65,872)
Unrealized appreciation on available for sale investment securities	-	-	-	-	-	3,493	3,493
Valuation allowance on investment securities' deferred tax asset	-	-	-	-	-	963	963
Pension and postretirement benefits	-	-	-	-	-	1,061	1,061
Reclassification for amounts included in net income	-	-	-	-	-	(1,980)	(1,980)

Balance at December 31, 2010	99,701	997	201,442	618,813	(346,064)	(18,027)	457,161
Net income	-	-	-	175,459	-	-	175,459
Recognition of equity compensation	-	-	46,457	16	-	-	46,473
Issuance of nonvested shares	-	-	(40,442)	-	40,442	-	-
Dividends accrued, $.85 per share	-	-	-	(73,007)	-	-	(73,007)
Exercise of stock options	-	-	949	-	4,131	-	5,080
Excess tax benefits from share-based payment arrangements	-	-	8,020	-	-	-	8,020
Repurchase of common stock	-	-	-	-	(65,463)	-	(65,463)
Unrealized depreciation on available for sale investment securities	-	-	-	-	-	(3,635)	(3,635)
Valuation allowance on investment securities' deferred tax asset	-	-	-	-	-	(2,955)	(2,955)
Pension and postretirement benefits	-	-	-	-	-	(22,062)	(22,062)
Reclassification for amounts included in net income	-	-	-	-	-	(1,428)	(1,428)

Balance at December 31, 2011	99,701	$997	216,426	721,281	(366,954)	(48,107)	523,643

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(in thousands)
Cash flows from operating activities:
Net income	$175,459	156,959	105,505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,332	13,834	13,476
Other than temporary impairment of investments in affiliated mutual funds	-	-	3,686
Amortization of deferred sales commissions	53,855	58,381	42,771
Share-based compensation	46,473	40,338	30,973
Excess tax benefits from share-based payment arrangements	(8,020)	(6,128)	(2,787)
Gain on sale of available for sale investment securities	(2,258)	(2,893)	(2,623)
Net purchases and sales or maturities of trading securities	59,034	(60,623)	7,864
Unrealized (gain) loss on trading securities	1,231	(5,101)	(4,779)
Loss on sale and retirement of property and equipment	2,059	201	1,009
Capital gains and dividends reinvested	-	(365)	(1,141)
Deferred income taxes	2,395	(5,200)	4,093
Changes in assets and liabilities:
Cash and cash equivalents - restricted	30,628	(8,256)	(24,228)
Receivables from funds and separate accounts	(4,608)	7,714	(1,409)
Other receivables	(32,260)	94,678	(117,820)
Other assets	(512)	(4,245)	(1,480)
Deferred sales commissions	(57,933)	(58,968)	(54,711)
Accounts payable and payable to investment companies	(2,002)	(88,946)	139,528
Other liabilities	3,266	9,263	17,252

Net cash provided by operating activities	283,139	140,643	155,179

Cash flows from investing activities:
Purchases of available for sale investment securities	(102,451)	(76,961)	(21,364)
Proceeds from sales and maturities of available for sale investment securities	92,282	26,463	15,052
Additions to property and equipment	(20,078)	(17,313)	(30,861)
Proceeds from sales of property and equipment	5	5	7,685

Net cash used in investing activities	(30,242)	(67,806)	(29,488)

Cash flows from financing activities:
Debt repayment	-	(10,000)	-
Dividends paid	(68,766)	(65,194)	(65,018)
Repurchase of common stock	(65,463)	(65,872)	(43,565)
Exercise of stock options	5,080	13,057	14,136
Excess tax benefits from share-based payment arrangements	8,020	6,128	2,787

Net cash used in financing activities	(121,129)	(121,881)	(91,660)

Net increase (decrease) in cash and cash equivalents	131,768	(49,044)	34,031
Cash and cash equivalents at beginning of year	195,315	244,359	210,328

Cash and cash equivalents at end of year	$327,083	195,315	244,359

Cash paid for:
Income taxes (net)	$105,080	92,038	50,369
Interest	$10,426	10,920	12,266

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

1.     Description of Business

        Waddell & Reed Financial, Inc. and subsidiaries (hereinafter referred to as the "Company," "we," "our" and "us") derive revenues from investment management, investment product underwriting and distribution, and shareholder services administration provided to the Waddell & Reed Advisors Group of Mutual Funds (the "Advisors Funds"), Ivy Funds (the "Ivy Funds"), Ivy Funds Variable Insurance Portfolios (the "Ivy Funds VIP") and InvestEd Portfolios ("InvestEd") (collectively, the Advisors Funds, Ivy Funds, Ivy Funds VIP and InvestEd are referred to as the "Funds"), and institutional and separately managed accounts. The Funds and the institutional and separately managed accounts operate under various rules and regulations set forth by the United States Securities and Exchange Commission (the "SEC"). Services to the Funds are provided under investment management agreements, underwriting agreements and shareholder servicing and accounting service agreements that set forth the fees to be charged for these services. The majority of these agreements are subject to annual review and approval by each Fund's board of trustees and shareholders. Our revenues are largely dependent on the total value and composition of assets under management. Accordingly, fluctuations in financial markets and composition of assets under management can significantly impact revenues and results of operations.

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

December 31, 2011, 2010 and 2009

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

Property and Equipment

        Property and equipment are carried at cost. The costs of improvements that extend the life of a fixed asset are capitalized, while the costs of repairs and maintenance are expensed as incurred. Depreciation and amortization are calculated and recorded using the straight-line method over the estimated useful life of the related asset (or lease term if shorter), generally three to 10 years for furniture, fixtures and computer software; five to 10 years for data processing equipment; 10 to 30 years for buildings; three to 26 years for equipment; and up to 15 years for leasehold improvements, which is the lesser of the lease term or expected life.

Software Developed for Internal Use

        Certain internal costs incurred in connection with developing or obtaining software for internal use are capitalized in accordance with "Intangibles — Goodwill and Other Topic," ASC 350. Internal costs capitalized are included in property and equipment, net in the consolidated balance sheets, and were $12.4 million and $14.0 million as of December 31, 2011 and 2010, respectively. Amortization begins when the software project is complete and ready for its intended use and continues over the estimated useful life, generally five to 10 years.

Goodwill and Identifiable Intangible Assets

        Goodwill represents the excess of the cost of the Company's investment in the net assets of acquired companies over the fair value of the underlying identifiable net assets at the dates of acquisition. Goodwill

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

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

        The Company has two reporting units for goodwill: (i) investment management and related services and (ii) our Legend group of subsidiaries ("Legend"). The investment management and related services reporting unit's goodwill was recorded as part of the spin-off of the Company from its former parent, and to a lesser extent, was recorded as part of subsequent business combinations that were merged into the existing investment management operations. Legend, our second reporting unit for goodwill, is currently a stand-alone investment management subsidiary and goodwill associated with this acquisition can be assessed apart from other investment management operations.

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

December 31, 2011, 2010 and 2009

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

        Fee-based asset allocation revenues are charged quarterly based upon average daily net assets under management.

        We also recognize distribution revenues monthly for certain types of investment products, primarily variable annuity products that are generally calculated based upon average daily net assets under management.

Advertising and Promotion

        We expense all advertising and promotion costs as incurred. Advertising expense was $10.2 million, $5.6 million and $4.7 million for the years ended December 31, 2011, 2010 and 2009, respectively, and is classified in both underwriting and distribution expense and general and administrative expense in the consolidated statements of income.

Share-Based Compensation

        We account for share-based compensation expense using the fair value method. Under the fair value method, share-based compensation expense reflects the fair value of share-based awards measured at grant date, is recognized over the service period, and is adjusted each period for anticipated forfeitures. The Company also issues share-based awards to our financial advisors (our sales force) who are independent contractors. Changes in the Company's share price result in variable compensation expense over the vesting period. The fair value of options granted are calculated using a Black-Scholes option-pricing

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

model. The Black-Scholes model incorporates assumptions as to dividend yield, risk-free interest rate, expected volatility and expected life of the option.

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

Derivatives and Hedging Activities

        Derivative instruments are recorded in the consolidated balance sheet at fair value. The Company periodically uses interest rate swaps to manage risks associated with interest rate volatility. All derivative instruments have been designated as hedges, in accordance with GAAP. If the underlying hedged transaction ceases to exist, all changes in fair value of the related derivatives that have not been settled are recognized in current earnings or amortized over the term of the hedged transaction. Derivatives that do not qualify for hedge accounting are marked to market with changes recognized in current earnings. The Company does not hold or issue derivative financial instruments for trading purposes and is not a party to leveraged derivatives.

3.     Accounting Pronouncements Not Yet Adopted

        In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs" ("ASU 2011-04"). This ASU was issued concurrently with International Financial Reporting Standard ("IFRS") 13, "Fair Value Measurements" ("IFRS 13"), to provide largely identical guidance about fair value measurement and disclosure requirements. The new standards do not extend the use of fair value but, rather, provide guidance about how fair value should be applied where it already is required or permitted under IFRS or U.S. GAAP. For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. This standard is effective for interim and annual periods beginning after December 15, 2011 and is required to be applied prospectively. In the period of adoption, a reporting entity will be required to disclose a change, if any, in valuation technique and related inputs that result from applying the ASU and to quantify the total effect, if practicable. The adoption of ASU 2011-04 in 2012 will not impact the Company's consolidated financial results but may result in changes to fair value footnote disclosures.

        In June 2011, the FASB issued ASU 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income" ("ASU 2011-05"). Under this ASU, an entity has the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. With the issuance of ASU 2011-12, "Comprehensive Income (Topic 22):

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05" ("ASU 2011-12"), in December 2011, the FASB deferred the effective date of changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income on the face of the financial statements. ASU 2011-05 and ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are required to be applied retrospectively. The Company is currently in compliance with these standards.

        In September 2011, the FASB issued ASU 2011-08, "Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment" ("ASU 2011-08"). This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying value before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying value, it need not perform the two-step impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company will comply with this standard upon adoption in 2012.

4.     Investment Securities

        Investment securities at December 31, 2011 and 2010 are as follows:

2011	Amortized cost	Unrealized gains	Unrealized losses	Fair value
	(in thousands)
Available for sale securities:
Mortgage-backed securities	$9	2	-	11
Municipal bonds	2,549	-	(13)	2,536
Corporate bonds	45,893	170	(89)	45,974
Affiliated mutual funds	51,456	2,738	(5,379)	48,815

	$99,907	2,910	(5,481)	97,336

Trading securities:
Mortgage-backed securities				63
Municipal bonds				500
Corporate bonds				17,319
Common stock				37
Affiliated mutual funds				20,242

				38,161

Total investment securities				135,497

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

2010	Amortized cost	Unrealized gains	Unrealized losses	Fair value
	(in thousands)
Available for sale securities:
U.S. treasury bills(1)	$56,961			56,961
Mortgage-backed securities	10	2	-	12
Municipal bonds	2,729	-	(185)	2,544
Affiliated mutual funds	28,633	5,662	(37)	34,258

	$88,333	5,664	(222)	93,775

Trading securities:
Commercial paper				4,997
U.S. treasury bills(1)				60,958
Mortgage-backed securities				73
Municipal bonds				487
Corporate bonds				50
Common stock				201
Affiliated mutual funds				32,070

				98,836

Total investment securities				192,611

(1)
U.S. treasury bills at December 31, 2010 had maturities of less than 180 days at the date of purchase.

        A summary of available for sale debt securities and affiliated mutual funds with fair values below carrying values at December 31, 2011 is as follows:

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(in thousands)
Municipal bonds	$-	-	2,536	(13)	2,536	(13)
Corporate bonds	16,769	(89)	-	-	16,769	(89)
Affiliated mutual funds	36,801	(5,362)	209	(17)	37,010	(5,379)

Total temporarily impaired securities	$53,570	(5,451)	2,745	(30)	56,315	(5,481)

        Based upon our assessment of these municipal bonds, corporate bonds and affiliated mutual funds, the time frame investments have been in a loss position, our intent to hold affiliated mutual funds until they have recovered and our history of holding bonds until maturity, we determined that a write-down was not necessary at December 31, 2011.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

        During the first quarter of 2009, we recorded a pre-tax charge of $3.7 million to reflect the "other than temporary" decline in value of certain of the Company's investments in affiliated mutual funds as the fair value of these investments had been below cost for an extended period. This charge is recorded in investment and other income in the consolidated statement of income for 2009.

        Mortgage-backed securities, municipal bonds and corporate bonds accounted for as available for sale and held as of December 31, 2011 mature as follows:

	Amortized cost	Fair value
	(in thousands)
Within one year	$14,680	14,619
After one year but within 10 years	32,770	32,913
After 10 years	1,001	989

	$48,451	48,521

        Mortgage-backed securities, municipal bonds and corporate bonds accounted for as trading and held as of December 31, 2011 mature as follows:

Fair value
(in thousands)
Within one year	$5,081
After one year but within 10 years	12,738
After 10 years	63

$17,882

        Investment securities with fair values of $55.7 million, $45.1 million and $24.7 million were sold during 2011, 2010 and 2009, respectively. During 2011, net realized gains of $2.3 million and $1.4 million were recognized from the sale of $22.1 million in available for sale securities and the sale of $33.6 million in trading securities, respectively. During 2010, net realized gains of $2.9 million and $2.9 million were recognized from the sale of $24.2 million in available for sale securities and the sale of $20.9 million in trading securities, respectively. During 2009, net gains of $2.6 million and $126 thousand were recognized from the sale of $14.7 million in available for sale securities and the sale of $10.0 million in trading securities, respectively.

        The aggregate carrying amount of our equity method investments, classified in other assets, was $5.6 million and $6.9 million at December 31, 2011 and 2010, respectively. At December 31, 2011, our investments consist of limited partnership interests in venture capital funds.

        Accounting standards establish a framework for measuring fair value and a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of the asset. Inputs may be observable or unobservable and refer broadly to the assumptions that market participants would use in pricing the asset. An individual investment's fair value measurement is assigned a level based upon the

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

observability of the inputs which are significant to the overall valuation. The three-tier hierarchy of inputs is summarized as follows:

  •
  Level 1 — Investments are valued using quoted prices in active markets for identical securities at the reporting date.

  •
  Level 2 — Investments are valued using other significant observable inputs, including quoted prices in active markets for similar securities.

  •
  Level 3 — Investments are valued using significant unobservable inputs, including the Company's own assumptions in determining the fair value of investments.

        Assets classified as Level 2 can have a variety of observable inputs, including, but not limited to, benchmark yields, reported trades, broker quotes, benchmark securities and bid/offer quotations. These observable inputs are collected and utilized, primarily by an independent pricing service, in different evaluated pricing approaches depending upon the specific asset to determine a value. Securities' values classified as Level 3 are primarily determined through the use of a single quote (or multiple quotes) from dealers in the securities using proprietary valuation models. These quotes involve significant unobservable inputs, and thus the related securities are classified as Level 3 securities.

        The following tables summarize our investment securities as of December 31, 2011 and 2010 that are recognized in our consolidated balance sheets using fair value measurements based on the differing levels of inputs:

2011	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage-backed securities	$-	74	-	74
Municipal bonds	-	3,036	-	3,036
Corporate bonds	-	63,293	-	63,293
Common stock	37	-	-	37
Affiliated mutual funds	69,057	-	-	69,057

Total	$69,094	$66,403	$-	$135,497

2010	Level 1	Level 2	Level 3	Total
	(in thousands)
Commercial paper	$4,997	-	-	4,997
U.S. treasury bills	117,919	-	-	117,919
Mortgage-backed securities	-	85		85
Municipal bonds	-	3,031	-	3,031
Corporate bonds	-	50	-	50
Common stock	201	-	-	201
Affiliated mutual funds	66,328	-	-	66,328

Total	$189,445	$3,166	$-	$192,611

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

5.     Property and Equipment

        A summary of property and equipment at December 31, 2011 and 2010 is as follows:

	2011	2010	Estimated useful lives
	(in thousands)
Leasehold improvements	$19,678	19,827	1 - 15 years
Furniture and fixtures	31,840	30,137	3 - 10 years
Equipment	18,864	17,366	3 - 26 years
Computer software	72,799	67,830	3 - 10 years
Data processing equipment	21,178	22,190	5 - 10 years
Building	3,765	-	10 - 30 years
Land	1,940	-

Property and equipment, at cost	170,064	157,350
Accumulated depreciation	(96,036)	(86,102)

Property and equipment, net	$74,028	71,248

        Depreciation expense was $15.2 million, $14.0 million and $13.7 million during the years ended December 31, 2011, 2010 and 2009, respectively.

        At December 31, 2011 and 2010, we had property and equipment under capital leases with a cost of $1.8 million and accumulated depreciation of $1.0 million.

6.     Goodwill and Identifiable Intangible Assets

        Goodwill represents the excess of purchase price over the tangible assets and identifiable intangible assets of an acquired business. Our goodwill is not deductible for tax purposes. Goodwill and identifiable intangible assets (all considered indefinite lived) at December 31, 2011 and 2010 are as follows:

	2011	2010
	(in thousands)
Goodwill	$202,518	202,518
Accumulated amortization	(36,307)	(36,307)

Total goodwill	166,211	166,211
Mutual fund management advisory contracts	38,699	38,699
Mutual fund management subadvisory contracts	16,300	16,300

Total indentifiable intangible assets	54,999	54,999

Total	$221,210	221,210

        In 2011, the Company's annual impairment test indicated that goodwill and identifiable intangible assets were not impaired. Related to goodwill, the fair value of the investment management and related services reporting unit exceeded its carrying value by more than 100% and the fair value of the Legend

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

reporting unit exceeded its carrying value by more than 65%. The fair value of our indefinite-life intangible assets exceeded their respective carrying values by more than 90%.

        The Company has recognized total goodwill impairment charges of $27.2 million, all related to a subsidiary sold in 2009, Austin Calvert & Flavin, Inc. ("ACF"), since the adoption of "Intangibles — Goodwill and Other Topic," ASC 350 in 2002.

7.     Sale of Austin, Calvert & Flavin, Inc.

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

        For tax purposes, this sale resulted in a capital loss of $28.4 million, a portion of which was utilized against capital gains in the current period and prior periods. See Note 9 for information related to the capital loss.

8.     Indebtedness

        On January 13, 2006, the Company issued $200.0 million in principal amount 5.60% senior notes due 2011 (the "Notes") resulting in net proceeds of approximately $198.2 million (net of discounts, commissions and estimated expenses). Interest was payable semi-annually on January 15 and July 15 at a fixed rate of 5.60% per annum. Upon issuance of these Notes, the Company terminated two forward interest rate swap agreements entered into in 2005. In connection with the termination, we received a net cash settlement of $1.1 million. The Company's gain was amortized into earnings as a reduction to interest expense over the five year term of the Notes and was fully amortized as of December 31, 2010. During the first quarter of 2010, we repurchased $10.0 million of the Notes.

        On August 31, 2010, the Company entered into an agreement to complete a $190.0 million private placement of senior unsecured notes that were issued and sold in two tranches: $95.0 million bearing interest at 5.0% and maturing January 13, 2018 (the "Series A Notes") and $95.0 million bearing interest of 5.75% and maturing January 13, 2021 (the "Series B Notes") (collectively, the "Senior Notes"). The agreement contained a delayed funding provision that allowed the Company to draw down the proceeds in January 2011 when the Notes matured. The Company used the proceeds of the issuance and sale of the Senior Notes to repay in full the Notes. Interest is payable semi-annually in January and July of each year. The most restrictive provisions of the agreement require the Company to maintain a consolidated leverage ratio not to exceed 3.0 to 1.0 for four consecutive quarters and a consolidated interest coverage ratio of not less than 4.0 to 1.0 for four consecutive quarters. The Company was in compliance with these covenants and similar covenants in prior facilities for all periods presented.

        The Company entered into a 364-day revolving credit facility (the "Credit Facility") with various lenders, effective October 5, 2009, which provided for initial borrowings of up to $125.0 million and replaced the Company's previous revolving credit facility.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

        The Company entered into a three year revolving credit facility (the "New Credit Facility") with various lenders, effective August 31, 2010, which provides for initial borrowings of up to $125.0 million and replaced the Credit Facility. Lenders could, at their option upon the Company's request, expand the New Credit Facility to $200.0 million. At December 31, 2011 and 2010, there were no borrowings outstanding under the facility. Borrowings under the New Credit Facility bear interest at various rates including adjusted LIBOR or an alternative base rate plus, in each case, an incremental margin based on the Company's credit rating. The New Credit Facility also provides for a facility fee on the aggregate amount of commitments under the revolving facility (whether or not utilized). The facility fee is also based on the Company's credit rating level. The New Credit Facility's covenants match those outlined above for the Senior Notes.

        Debt is reported at its carrying amount in the consolidated balance sheet. The fair value of the Company's outstanding indebtedness is approximately $191.6 million at December 31, 2011 compared to the carrying value of $190.0 million. The following is a summary of long-term debt at December 31, 2011 and 2010:

	2011	2010
	(in thousands)
Principal amount unsecured 5.0% senior notes due in 2018	$95,000	-
Principal amount unsecured 5.75% senior notes due in 2021	95,000	-
Principal amount unsecured 5.60% senior notes due in 2011	-	190,000
Discount on unsecured 5.60% senior notes due in 2011	-	(1)

Total	$190,000	189,999

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

9.     Income Taxes

        The provision for income taxes for the years ended December 31, 2011, 2010 and 2009 consists of the following:

	2011	2010	2009
	(in thousands)
Currently payable:
Federal	$95,224	87,350	48,249
State	9,651	7,381	4,312

	104,875	94,731	52,561
Deferred taxes	2,394	(5,206)	4,090

Provision for income taxes	$107,269	89,525	56,651

        The following table reconciles the statutory federal income tax rate with our effective income tax rate for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefits	2.5	2.1	1.9
State tax incentives	(0.2)	(0.2)	(0.7)
Sale of ACF	-	-	(6.0)
Valuation allowance on losses capital in nature	(0.1)	(1.1)	4.1
Other items	0.7	0.5	0.6

Effective income tax rate	37.9%	36.3%	34.9%

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

        The tax effect of temporary differences that give rise to significant portions of deferred tax liabilities and deferred tax assets at December 31, 2011 and 2010 are as follows:

	2011	2010
	(in thousands)
Deferred tax liabilities:
Deferred sales commissions	$(7,861)	(7,880)
Property and equipment	(13,240)	(10,489)
Benefit plans	(9,617)	(5,651)
Identifiable intangible assets	(8,523)	(8,449)
Unrealized gains on investment securities	-	(2,002)
Purchase of fund assets	(6,631)	(5,793)
Prepaid expenses	(2,596)	(1,600)
Other	-	(22)

Total gross deferred liabilities	(48,468)	(41,886)

Deferred tax assets:
Acquisition lease liability	1,135	1,308
Additional pension and postretirement liability	26,403	13,171
Accrued expenses	13,438	12,120
Unrealized losses on investment securities	2,329	1,375
Capital loss carryforwards	3,022	3,631
Nonvested stock	19,051	14,974
Unused state tax credits	1,123	1,131
State net operating loss carryforwards	6,055	5,464
Other	4,012	2,838

Total gross deferred assets	76,568	56,012
Valuation allowance	(11,374)	(8,233)

Net deferred tax asset	$16,726	5,893

        In 2009, the Company sold ACF, which generated a capital loss available to offset potential future capital gains. Due to the character of the loss and the limited carryforward period permitted by law, the Company may not realize the full tax benefit of the capital loss. The capital loss carryforward, if not utilized, will expire in 2014. As of December 31, 2011, the Company had a deferred tax asset, net of federal tax effect, for a capital loss carryforward of $3.0 million and other net deferred tax assets that were capital in nature of $2.6 million. As of December 31, 2010, the Company had a deferred tax asset, net of federal tax effect, for a capital loss carryforward of $3.6 million and other net deferred tax liabilities which were capital in nature of approximately $0.6 million. Management believes it is not more likely than not that the Company will generate sufficient future capital gains to realize the full benefit of these capital losses and accordingly, a valuation allowance in the amount of $5.6 million and $3.0 million has been recorded at December 31, 2011 and 2010, respectively. During 2011, declines in the Company's investment portfolios resulted in an increase of $2.6 million in the valuation allowance against deferred tax assets that are capital in nature. The decline in the investment portfolios was partially offset by realized capital gains in 2011, which allowed for the release of $0.4 million of the valuation allowance as a reduction to tax expense. The remaining $3.0 million increase in the valuation allowance was recorded as an increase to accumulated

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

other comprehensive loss. Certain subsidiaries of the Company have net operating loss carryforwards in certain states in which these companies file on a separate company basis. The deferred tax asset, net of federal tax effect, relating to the carryforwards as of December 31, 2011 and 2010 is approximately $6.1 million and $5.5 million, respectively. The carryforwards, if not utilized, will expire between 2012 and 2031. Management believes it is not more likely than not that these subsidiaries will generate sufficient future taxable income in these states to realize the benefit of the net operating loss carryforwards and, accordingly, a valuation allowance in the amount of $5.8 million and $5.2 million has been recorded at December 31, 2011 and 2010, respectively. The Company has state tax credit carryforwards of $1.1 million as of both December 31, 2011 and 2010. Of these state tax credit carryforwards, $0.8 million will expire between 2019 and 2021 if not utilized and $0.3 million will expire in 2027 if not utilized. The Company anticipates these credits will be fully utilized prior to their expiration date.

        As of January 1, 2011, the Company had unrecognized tax benefits, including penalties and interest, of $6.6 million ($4.6 million net of federal benefit) that, if recognized, would impact the Company's effective tax rate. As of December 31, 2011, the Company had unrecognized tax benefits, including penalties and interest, of $9.8 million ($6.9 million net of federal benefit) that, if recognized, would impact the Company's effective tax rate. The unrecognized tax benefits that are not expected to be settled within the next 12 months are included in other liabilities in the accompanying consolidated balance sheets; unrecognized tax benefits that are expected to be settled within the next 12 months are included in income taxes payable.

        The Company's accounting policy with respect to interest and penalties related to income tax uncertainties is to classify these amounts as income taxes. As of January 1, 2011, the total amount of accrued interest and penalties related to uncertain tax positions recognized in the consolidated balance sheet was $1.9 million ($1.5 million net of federal benefit). The total amount of penalties and interest, net of federal benefit, related to tax uncertainties recognized in the statement of income for the period ended December 31, 2011 was $0.3 million. The total amount of accrued penalties and interest related to uncertain tax positions at December 31, 2011 of $2.3 million ($1.8 million net of federal benefit) is included in the total unrecognized tax benefits described above.

        The following table summarizes the Company's reconciliation of unrecognized tax benefits, excluding penalties and interest, for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
	(in thousands)
Balance at January 1	$4,759	4,857	3,332
Increases during the year:
Gross increases - tax positions in prior period	1,684	189	1,071
Gross increases - current-period tax positions	1,844	981	636
Decreases during the year:
Gross decreases - tax positions in prior period	(183)	(490)	(7)
Decreases due to settlements with taxing authorities	-	(629)	(1)
Decreases due to lapse of statute of limitations	(637)	(149)	(174)

Balance at December 31	$7,467	4,759	4,857

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

        In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain. In addition, respective tax authorities periodically audit our income tax returns. These audits examine our significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions. During 2011, the Company received notification of a favorable outcome on a tax position that the Company had previously considered partially uncertain, and therefore, had not previously recognized the full tax benefit. The Company did not settle any open tax years undergoing audits by state jurisdictions in which the Company operates. During 2010, the Company settled nine open tax years that were undergoing audits by state jurisdictions in which the Company operates. The Company also received notification of a favorable outcome on a tax position that the Company had previously considered partially uncertain, and therefore, had not previously recognized the full tax benefit. During 2009, the Company settled three open tax years that were undergoing audit by a state jurisdiction in which the Company operates. The 2008, 2009 and 2010 federal income tax returns are open tax years that remain subject to potential future audit. The 2005, 2006 and 2007 federal tax years also remain open to a limited extent due to capital loss carryback claims. State income tax returns for all years after 2007 and, in certain states, income tax returns prior to 2008, are subject to potential future audit by tax authorities in the Company's major state tax jurisdictions.

        The Company is currently being audited in various state jurisdictions. It is reasonably possible that the Company will settle the audits in these jurisdictions within the next 12-month period. It is estimated that the Company's liability for unrecognized tax benefits, including penalties and interest, could decrease by approximately $0.5 million to $2.8 million ($0.3 million to $1.9 million net of federal benefit) upon settlement of these audits. Such settlements are not anticipated to have a significant impact on the results of operations.

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

        A reconciliation of the funded status of these plans and the assumptions related to the obligations at December 31, 2011, 2010 and 2009 follows:

	Pension Benefits			Other Postretirement Benefits
	2011	2010	2009	2011	2010	2009
	(in thousands)
Change in projected benefit obligation:
Net benefit obligation at beginning of year	$118,860	110,962	98,594	6,850	5,945	5,205
Service cost	7,101	6,140	5,276	558	443	371
Interest cost	7,195	6,596	6,386	402	364	343
Benefits paid	(6,522)	(6,589)	(11,692)	(554)	(528)	(493)
Actuarial loss	21,778	1,751	12,398	530	389	362
Retiree contributions	-	-	-	359	237	157

Net benefit obligation at end of year	$148,412	118,860	110,962	8,145	6,850	5,945

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

        The accumulated benefit obligation for the Pension Plan was $124.7 million and $102.7 million at December 31, 2011 and 2010, respectively.

	Pension Benefits			Other Postretirement Benefits
	2011	2010	2009	2011	2010	2009
	(in thousands)
Change in plan assets:
Fair value of plan assets at beginning of year	$106,568	91,551	78,020	-	-	-
Actual return on plan assets	(6,642)	9,106	15,223	-	-	-
Employer contributions	10,000	12,500	10,000	195	291	336
Retiree contributions	-	-	-	359	237	157
Benefits paid	(6,522)	(6,589)	(11,692)	(554)	(528)	(493)

Fair value of plan assets at end of year	$103,404	106,568	91,551	-	-	-

Funded status at end of year	$(45,008)	(12,292)	(19,411)	(8,145)	(6,850)	(5,945)

	Pension Benefits			Other Postretirement Benefits
	2011	2010	2009	2011	2010	2009
	(in thousands, except percentage data)
Amounts recognized in the statement of financial position:
Current liabilities	$-	-	-	(289)	(303)	(250)
Noncurrent liabilities	(45,008)	(12,292)	(19,411)	(7,856)	(6,547)	(5,695)

Net amount recognized at end of year	$(45,008)	(12,292)	(19,411)	(8,145)	(6,850)	(5,945)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income:
Transition obligation	$(37)	(42)	(47)	-	-	-
Prior service cost	(2,932)	(3,486)	(4,041)	(183)	(238)	(284)
Accumulated loss	(66,747)	(31,369)	(32,842)	(999)	(469)	(79)

Accumulated other comprehensive income (loss)	(69,716)	(34,897)	(36,930)	(1,182)	(707)	(363)
Cumulative employer contributions in
excess of net periodic benefit cost	24,708	22,605	17,519	(6,963)	(6,143)	(5,582)

Net amount recognized at end of year	$(45,008)	(12,292)	(19,411)	(8,145)	(6,850)	(5,945)

Weighted average assumptions used to determine benefit obligation at December 31:
Discount rate	4.99%	6.00%	6.25%	5.00%	6.00%	6.25%
Rate of compensation increase	4.04%	3.86%	3.86%	Not applicable

        In 2011, the discount rate assumption used to determine the pension and other postretirement benefits obligations was based on the Aon Hewitt AA Only Above Median Yield Curve. This discount rate was determined separately for each plan by plotting the expected benefit payments from each plan against a yield curve of high quality, zero coupon bonds and calculating the single rate that would produce the same present value of liabilities as the yield curve. Prior to 2011, the discount rate assumption was based on the Mercer Bond Model, which calculated the yield on a theoretical portfolio of high-grade corporate bonds with cash flows that generally matched our expected benefit payments. To the extent scheduled bond

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

proceeds exceeded the estimated benefit payments in a given period, the yield calculation assumed those excess proceeds were reinvested at the one-year forward rates implied by the Citigroup Pension Discount Curve.

        Our Pension Plan asset allocation at December 31, 2011 and 2010 is as follows:

Plan assets by category	Percentage of Plan Assets at December 31, 2011	Percentage of Plan Assets at December 31, 2010

Cash	7%	5%
Equity securities:
Domestic	43%	34%
International	38%	47%
Gold bullion	12%	14%

Total	100%	100%

        The primary investment objective is to maximize growth of the Pension Plan assets to meet the projected obligations to the beneficiaries over a long period of time, and to do so in a manner that is consistent with the Company's earnings strength and risk tolerance. Asset allocation is the most important decision in managing the assets and it is reviewed regularly. The asset allocation policy considers the Company's financial strength and long-term asset class risk/return expectations since the obligations are long-term in nature. As of December 31, 2011, our Pension Plan assets were invested in our Asset Strategy style, and are managed by our in-house investment professionals.

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

        At December 31, 2011, the Pension Plan had multiple investment concentrations that are not typical of a classic pension plan, including a significant weighting of plan assets invested in equity securities, including 38% international equities, of which a third was invested in Chinese equities. The Pension Plan also had 12% of plan assets invested in gold bullion.

        Risk management is primarily the responsibility of the investment portfolio manager, who incorporates it with their day-to-day research and management. Although investment flexibility is essential to this style's investment process, the Pension Plan does not invest in a number of asset classes that are commonly referred to as alternative investments, namely venture capital, private equity funds, direct real estate properties, timber, or oil, gas or other mineral explorations or development programs or leases. The Pension Plan also has a number of specific guidelines that serve to manage investment risk by placing limits on net securities exposure and concentration of assets within specific companies or industries.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

        We determine the fair value of our Pension Plan assets using broad levels of inputs as defined by related accounting standards and categorized as Level 1, Level 2 or Level 3, as previously defined in Note 4. The following tables summarize our Pension Plan assets as of December 31, 2011 and 2010:

2011	Level 1	Level 2	Level 3	Total

	(in thousands)
Equity securities:
Domestic	$44,818	-	-	44,818
International	38,942	-	-	38,942
Fixed income securities:
Mortgage-backed security	-	98	-	98
Gold bullion	12,857	-	-	12,857

Total investment securities	96,617	98	-	96,715
Cash and other				6,689

Total				$103,404

2010	Level 1	Level 2	Level 3	Total

	(in thousands)
Equity securities:
Domestic	$36,488	-	-	36,488
International	49,864	-	-	49,864
Fixed income securities:
Foreign bonds	-	73	-	73
Mortgage-backed security	-	130	-	130
Gold bullion	14,382	-	-	14,382

Total investment securities	100,734	203	-	100,937
Cash and other				5,631

Total				$106,568

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

        The table that follows summarizes the activity of plan assets categorized as Level 3 for the year ended December 31, 2009. There was no Level 3 activity during the years ended December 31, 2011 or 2010.

Options
(in thousands)
Balance at December 31, 2008	$(11)
Purchases, issuances and settlements	262
Actual return on plan assets, sold during the period	(123)
Proceeds from sales	(128)

Balance at December 31, 2009	$-

        The 7.75% expected long-term rate of return on Pension Plan assets reflects management's expectations of long-term average rates of return on funds invested to provide for benefits included in the projected benefit obligations. The plan expects a relatively high return because of the types of investment the portfolio incorporates, the success the portfolio managers have had with generating returns in excess of passive management in those types of investments, and the past history of returns. The ability to use a high concentration of equities, especially international equities, within the plan's investment policy presents portfolio managers the opportunity to earn higher returns than other investment strategies that are restricted to owning lower returning asset classes. The expected return is based on the outlook for inflation, fixed income returns and equity returns, while also considering historical returns, asset allocation and investment strategy.

        The components of net periodic pension and other postretirement costs and the assumptions related to those costs consisted of the following for the years ended December 31, 2011, 2010 and 2009:

	Pension Benefits			Other Postretirement Benefits
	2011	2010	2009	2011	2010	2009
	(in thousands)
Components of net periodic benefit cost:
Service cost	$7,101	6,140	5,276	558	443	371
Interest cost	7,195	6,596	6,387	402	364	343
Expected return on plan assets	(8,764)	(7,499)	(6,428)	—	—	—
Actuarial loss amortization	1,805	1,617	1,595	—	—	—
Prior service cost amortization	555	555	555	55	45	39
Transition obligation amortization	5	5	5	—	—	—

Net periodic benefit cost	$7,897	7,414	7,390	1,015	852	753

        The estimated net loss, prior service cost and transition obligation for the Pension Plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2012 are $4.1 million, $555 thousand and $5 thousand, respectively. The estimated net loss and prior service cost for

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

the postretirement medical plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2012 are $12 thousand and $55, thousand respectively.

	Pension Benefits			Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	6.00%	6.25%	6.75%	6.00%	6.25%	6.75%
Expected return on plan assets	7.75%	7.75%	7.75%	Not applicable
Rate of compensation increase	3.86%	3.86%	(1)	Not applicable

(1)
Rate of compensation increase was 0% for 2009, 2.5% for 2010 and 3.86% for 2011 and after.

        We expect the following benefit payments to be paid, which reflect future service as appropriate:

	Pension Benefits	Other Postretirement Benefits
	(in thousands)
2012	$6,408	289
2013	7,823	364
2014	8,572	407
2015	8,034	424
2016	10,096	450
2017 through 2021	56,878	2,952

	$97,811	4,886

        Our policy with respect to funding the Pension Plan is to fund at least the minimum required by the Employee Retirement Income Security Act of 1974, as amended, and not more than the maximum amount deductible for tax purposes. All contributions made to the Pension Plan for 2011, 2010 and 2009 were voluntary. Contributions are not expected to exceed $20 million for 2012. A contribution of $10 million was made to the Pension Plan in January 2012.

        All Company contributions to other postretirement medical benefits are voluntary, as the postretirement medical plan is not funded and is not subject to any minimum regulatory funding requirements. The contributions for each year represent claims paid for medical expenses, and we anticipate making the 2012 expected contribution with cash generated from operations. Contributions by participants to the postretirement plan were $359 thousand, $237 thousand and $157 thousand for the years ended December 31, 2011, 2010 and 2009, respectively.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

        For measurement purposes, the initial health care cost trend rate was 9.51% for 2011, 10% for 2010 and 9% for 2009. The health care cost trend rate reflects anticipated increases in health care costs. The initial assumed growth rate of 9.51% for 2011 is assumed to gradually decline over the next 16 years to a rate of 4.5%. The effect of a 1% annual increase in assumed cost trend rates would increase the December 31, 2011 accumulated postretirement benefit obligation by approximately $1.0 million, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2011 by approximately $137 thousand. The effect of a 1% annual decrease in assumed cost trend rates would decrease the December 31, 2011 accumulated postretirement benefit obligation by approximately $866 thousand, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2011 by approximately $115 thousand.

        We also sponsor the Waddell & Reed Financial, Inc. Supplemental Executive Retirement Plan, as amended and restated (the "SERP"), a non-qualified deferred compensation plan covering eligible employees. The SERP provides certain benefits for Company officers that the Pension Plan is prevented from providing because of compensation and benefit limits in the Internal Revenue Code.

        The SERP was adopted to supplement the annual pension paid to certain senior executive officers. Each calendar year, the Compensation Committee of the Board of Directors (the "Compensation Committee") credits participants' SERP accounts with (i) an amount equal to 4% of the executive's base salary, less the amount of the maximum employer matching contribution available under our 401(k) plan, and (ii) a non-formula award, if any, as determined by the Compensation Committee in its discretion. There were no discretionary awards made to participants during 2011, 2010 or 2009. Additionally, each calendar year, participants' accounts are credited (or charged) with an amount equal to the performance of certain hypothetical or investment vehicles since the last preceding year. Upon a participant's separation, or at such other time based on a pre-existing election by a participant, benefits accumulated under the SERP are payable in installments or in a lump sum. As of December 31, 2011 and 2010, the aggregate liability to participants was $3.7 million.

        At December 31, 2011, the accrued pension and postretirement liability recorded in the consolidated balance sheet was comprised of accrued pension costs of $45.0 million, a liability for postretirement benefits in the amount of $7.8 million and an accrued liability for SERP benefits of $3.7 million. The current portion of postretirement liability of $0.3 million is included in other current liabilities on the balance sheet. At December 31, 2010, the accrued pension and postretirement liability recorded on the balance sheet was comprised of accrued pension costs of $12.3 million, a liability for postretirement benefits in the amount of $6.5 million and an accrued liability for SERP benefits of $3.7 million. The current portion of postretirement liability of $0.3 million is included in other current liabilities on the balance sheet.

11.   Employee Savings Plan

        We sponsor a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code to provide retirement benefits to substantially all of our employees following the completion of an eligibility period. As allowed under Section 401(k), the plan provides tax-deferred salary deductions for eligible employees. Our matching contributions to the plan for the years ended December 31, 2011, 2010 and 2009 were $4.7 million, $4.4 million and $1.6 million, respectively.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

12.   Stockholders' Equity

Earnings per Share

        For the years ended December 31, 2011, 2010 and 2009, earnings per share were computed as follows:

	2011	2010	2009
	(in thousands, except per share amounts)

Net income	$175,459	156,959	105,505

Weighted average shares outstanding — basic	85,783	85,618	85,484
Dilutive potential shares from stock options	10	29	60

Weighted average shares outstanding — diluted	85,793	85,647	85,544

Earnings per share:
Basic	$2.05	1.83	1.23
Diluted	$2.05	1.83	1.23

Anti-dilutive Securities

        Options to purchase 16 thousand shares, 203 thousand shares and 777 thousand shares of Class A common stock ("common stock") were excluded from the diluted earnings per share calculation for the years ended December 31, 2011, 2010 and 2009, respectively, because they were anti-dilutive.

Dividends

        We declared dividends on our common stock of $0.85 per share, $0.77 per share and $0.76 per share for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011 and 2010, other current liabilities included $21.4 million and $17.1 million, respectively, for dividends payable to stockholders.

        The Board of Directors approved an increase in the quarterly dividend on our common stock from $0.20 per share to $0.25 per share beginning with our fourth quarter 2011 dividend, paid on February 1, 2012.

Common Stock Repurchases

        The Board of Directors has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in our stock-based compensation programs. There were 1,951,331 shares, 2,043,545 shares and 1,870,034 shares repurchased in the open market or privately during the years ended December 31, 2011, 2010 and 2009, respectively, which includes 494,207 shares, 426,665 shares and 327,301 shares repurchased from employees who elected to tender shares to cover their minimum tax withholdings with respect to vesting of stock awards during the years ended December 31, 2011, 2010 and 2009, respectively.

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

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

        The SI Plan allows us to grant equity compensation awards, including, among other awards, non-qualified stock options and nonvested stock as part of our overall compensation program to attract and retain key personnel and encourage a greater personal financial investment in the Company. All of the Stock Plans also allow us to grant non-qualified stock options and/or nonvested stock to promote the long-term growth of the Company. A maximum of 30.0 million shares of common stock are authorized for issuance under the SI Plan. A maximum of 3.75 million and 1.2 million shares of common stock are authorized for issuance under the ESA Plan and NED Plan, respectively. In total, 9,873,142 shares of common stock are available for issuance as of December 31, 2011 under these plans. In addition, we make incentive payments under the Company 2003 Executive Incentive Plan, as amended and restated (the "EIP") in the form of cash, stock options, nonvested stock or a combination thereof. Incentive awards paid under the EIP in the form of stock options or nonvested stock, or granted following the conversion of cash bonus amounts into stock options and/or nonvested stock, are issued out of shares reserved for issuance under the SI and ESA Plans. Generally, shares of common stock covered by terminated, surrendered or cancelled options, by forfeited nonvested stock, or by the forfeiture of other awards that do not result in issuance of shares of common stock are again available for awards under the plan from which they were terminated, surrendered, cancelled or forfeited.

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

        Nonvested stock awards are valued on the date of grant, have no purchase price and generally vest over four years in 33 1/3% increments on the second, third and fourth anniversaries of the grant date. The Company also issues nonvested stock awards to our financial advisors (our sales force) who are independent contractors. These awards have the same terms as awards issued to employees; however, changes in the Company's share price result in variable compensation expense over the vesting period. Under the Stock Plans, nonvested shares are forfeited upon the termination of employment with or service to the Company, as applicable, or service on the Board of Directors, dependent upon the circumstances of termination. Except for restrictions placed on the transferability of nonvested stock, holders of nonvested stock have full stockholders' rights during the term of restriction, including voting rights and the rights to receive cash dividends.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

(a)
Stock Options

        A summary of stock option activity and related information for the year ended December 31, 2011 is presented in the table below. All options outstanding expire prior to December 31, 2013.

	Options	Weighted average exercise price	Weighted average remaining contractual term (in years)
Outstanding at December 31, 2010	298,295	$29.98	0.69
Granted	—	—
Exercised	(165,721)	30.65
Terminated/Canceled	(104,979)	29.26

Outstanding at December 31, 2011	27,595	$28.64	0.62

Exercisable at December 31, 2011	27,595	$28.64	0.62

        The aggregate intrinsic value of outstanding options and exercisable options as of December 31, 2011 was $42 thousand. The total intrinsic value (on date of exercise) of options exercised during the years ended December 31, 2011, 2010 and 2009 was $1.4 million, $2.0 million and $7.3 million, respectively. The related income tax benefit recognized was $0.5 million, $0.6 million and $2.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        SORP options with vesting periods of six months were the only options granted during 2009. There were no options granted in 2010 or 2011. Compensation expense related to options issued under the SORP of $9 thousand and $90 thousand was recorded for the years ended December 31, 2010 and 2009, respectively.

        The weighted average fair value of options granted during the year ended December 31, 2009 was $8.68. The grant date fair value of options granted was calculated using a Black-Scholes option-pricing model with assumptions as follows:

Dividend yield	2.71%
Risk-free interest rate	0.88%
Expected volatility	64.90%
Expected life (in years)	1.79

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

(b)
Nonvested Stock

        A summary of nonvested share activity and related fair value for the year ended December 31, 2011 follows:

	Nonvested Stock Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2010	4,697,209	$27.86
Granted	1,632,699	36.19
Vested	(1,427,409)	24.83
Forfeited	(34,482)	30.42

Nonvested at December 31, 2011	4,868,017	$31.52

        For the years ended December 31, 2011, 2010 and 2009, compensation expense related to nonvested stock totaled $46.5 million, $40.3 million and $30.5 million, respectively. In 2009, we also recognized compensation expense of $400 thousand related to nonvested stock that was immediately vested for employees in connection with the divestiture of our investment in ACF. These costs are included in general and administrative expenses in the consolidated statement of income.

The related income tax benefit was $17.1 million, $14.9 million and $11.2 million for the years ended December 31, 2011, 2010 and 2009, respectively, which may be recognized upon vesting. As of December 31, 2011, the remaining unamortized expense of $101.9 million is expected to be recognized over a weighted average period of 2.3 years.

        The total fair value of shares vested (at vest date) during the years ended December 31, 2011, 2010 and 2009 was $52.5 million, $46.5 million and $23.3 million, respectively. The Company permits employees the right to tender a portion of their vested shares to the Company to satisfy the minimum tax withholding obligations of the Company with respect to vesting of the shares. During 2012, we expect to repurchase approximately 575 thousand shares from employees who elect to tender shares to cover their minimum tax withholdings.

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

        A broker/dealer may elect not to be subject to the Aggregate Indebtedness Standard of paragraph (a)(1)(i) of Rule 15c3-1, in which case net capital must exceed the greater of $250 thousand or 2% of aggregate debit items computed in accordance with the Formula for Determination of Reserve Requirements for broker/dealers. W&R made this election and thus is not subject to the aggregate indebtedness ratio as of December 31, 2011 or 2010.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

        Net capital and aggregated indebtedness information for our broker/dealer subsidiaries is presented in the following table as of December 31, 2011 and 2010:

	(in thousands)
	2011			2010
	W&R	LEC	IFDI	W&R	LEC	IFDI
Net capital	$34,524	1,654	45,579	39,563	2,547	38,663
Required capital	250	251	2,353	250	185	2,425

Excess of required capital	$34,274	1,403	43,226	39,313	2,362	36,238

Ratio of aggregate indebtedness to net capital	Not applicable	2.28 to 1.0	0.77 to 1.0	Not applicable	1.09 to 1.0	0.94 to 1.0

15.   Rental Expense and Lease Commitments

        We lease our home office buildings, certain sales and other office space and equipment under long-term operating leases. Rent expense was $22.6 million, $23.0 million and $22.0 million, for the years ended December 31, 2011, 2010 and 2009, respectively. Future minimum rental commitments under non-cancelable operating leases are as follows:

Year	Commitments
(in thousands)
2012	$20,662
2013	17,097
2014	12,921
2015	9,274
2016	6,316
Thereafter	27,543

$93,813

        New leases are expected to be executed as existing leases expire. Thus, future minimum lease commitments are not expected to be materially different than those in 2011.

16.   Related Party Transactions

        We earn investment management fee revenues from the Funds for which we also act as an investment adviser, pursuant to an investment management agreement with each Fund. In addition, we have agreements with the Funds pursuant to Rule 12b-1 under the Investment Company Act of 1940, as amended, pursuant to which distribution and service fees are collected from the Funds for distribution of mutual fund shares, for costs such as advertising and commissions paid to broker/dealers, and for providing ongoing services to shareholders of the Funds and/or maintaining shareholder accounts. We also earn service fee revenues by providing various services to the Funds and their shareholders pursuant to a shareholder servicing agreement with each Fund (except the Ivy Funds VIP) and an accounting service

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

agreement with each Fund. Certain of our officers and directors are also officers and/or trustees for the various Funds for which we act as an investment adviser. These agreements are approved or renewed on an annual basis by each Fund's board of trustees, including a majority of the disinterested members. Funds and separate accounts receivable includes amounts due from the Funds for aforementioned services.

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

        In this action filed December 28, 2009, the Company was sued in an individual action, class action and Fair Labor Standards Act ("FLSA") nationwide collective action by two former advisors asserting misclassification of financial advisors as independent contractors instead of employees. Plaintiffs, on behalf of themselves and a purported class of Waddell & Reed, Inc. financial advisors, assert claims under the FLSA for minimum wages and overtime wages, and under California Labor Code Statutes for timely payment of wages, minimum wages, overtime compensation, meal periods, reimbursement of losses and business expenses and itemized wage statements and a claim for Unfair Business Practices under §17200 of the California Business & Professions Code. Plaintiffs seek declaratory and injunctive relief and monetary damages.

        Plaintiffs moved for conditional collective action certification under the FLSA. The Company opposed this motion and additionally moved for summary judgment on Plaintiffs' individual FLSA claims. The Court issued an order on January 3, 2012 granting the Company's summary judgment motions, holding that Plaintiffs' individual FLSA claims fail as a matter of law, and denying Plaintiffs' motion for conditional collective action certification under the FLSA as moot. This ruling effectively removes all nationwide FLSA claims from the case.

        Plaintiffs intend to continue to pursue the California claims and may seek to amend their complaint to attempt to revive certain FLSA claims. An adverse determination in this matter could have a material adverse impact on the financial position and results of operations of the Company. The Company intends to continue to vigorously defend plaintiffs' claims.

        At this stage in this litigation, based upon the information currently available to the Company, the Company is not able to determine that an unfavorable outcome is remote, reasonably possible, or probable, and the Company has determined that it cannot reasonably estimate either the amount or the range of possible losses that would result if plaintiffs were to prevail, therefore, the Company has not made any accruals with respect to this matter in its consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

18.   Selected Quarterly Information (Unaudited)

	Quarter
	First	Second	Third	Fourth
	(in thousands)
2011
Total revenues	$296,574	309,945	297,749	290,909
Net income	45,633	49,970	39,834	40,022
Earnings per share:
Basic	$0.53	0.58	0.46	0.47
Diluted	$0.53	0.58	0.46	0.47

	Quarter
	First	Second	Third	Fourth
	(in thousands)
2010
Total revenues	$251,614	257,219	254,807	281,245
Net income	35,909	34,152	40,533	46,365
Earnings per share:
Basic	$0.42	0.40	0.47	0.54
Diluted	$0.42	0.40	0.47	0.54

WADDELL & REED FINANCIAL, INC.
Index to Exhibits

Exhibit No.	Exhibit Description
3.1	Restated Certificate of Incorporation of Waddell & Reed Financial, Inc. Filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q, File No. 333-43687, for the quarter ended June 30, 2006 and incorporated herein by reference.
3.2
Amended and Restated Bylaws of Waddell & Reed Financial, Inc. Filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, File No. 001-13913, filed February 25, 2011 and incorporated herein by reference.
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
4.6
Second Supplemental Indenture, dated as of January 13, 2006, between Waddell & Reed Financial, Inc. and The Bank of New York Mellon Trust Company, National Association, as successor in interest to JP Morgan Trust Company, National Association, as trustee, and the form of the Global Note for the Company's 5.60% Notes due 2011 as Exhibit A. Filed as Exhibits 4.1 and 4.2 to the Company's Current Report on Form 8-K, File No. 001-13913, on January 13, 2006 and incorporated herein by reference.
4.7
Form of Indenture to be used in connection with the issuance of the Subordinated Debt Securities. Filed as Exhibit 4.7 to the Company's Form S-3/A, File No. 333-43682, on September 7, 2000 and incorporated herein by reference.

Exhibit No.	Exhibit Description
4.8	Form of Indenture to be used in connection with the Senior Debt Securities. Filed as Exhibit 4.4 to the Company's Form S-3ASR, File No. 333-179111, on January 20, 2012 and incorporated herein by reference.
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
10.8
Waddell & Reed Financial, Inc. 1998 Executive Stock Award Plan, as amended and restated. Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, File No. 333-43687, for the quarter ended September 30, 2005 and incorporated herein by reference.*
10.9
Waddell & Reed Financial, Inc. 1998 Non-Employee Director Stock Award Plan, as amended and restated. Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, File No. 333-43687, for the quarter ended September 30, 2005 and incorporated herein by reference.*
10.10
Credit Agreement, dated August 31, 2010, by and among Waddell & Reed Financial, Inc., the lenders party thereto, Bank of America, N.A. as Administrative Agent, Bank of America Securities LLC as Lead Arranger and Book Manager, UMB Bank, N.A. and The Bank of Nova Scotia as Co-Syndication Agents, and Citibank, N.A. and Wells Fargo Bank, N.A. as Co-Documentation Agents. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 001-13913, on September 7, 2010 and incorporated herein by reference.

Exhibit No.	Exhibit Description
10.11	Note Purchase Agreement, dated August 31, 2010, by and among Waddell & Reed Financial, Inc. and the purchasers party thereto. Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, File No. 001-13913, on September 7, 2010 and incorporated herein by reference.
10.12
Fixed Rate Promissory Note for Multiple Loans, dated as of August 15, 2000, by and between Waddell & Reed Financial, Inc. and Chase Manhattan Bank. Filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2000 and incorporated herein by reference.
10.13
Waddell & Reed Financial, Inc. Supplemental Executive Retirement Plan, as amended and restated. Filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2008 and incorporated herein by reference.*
10.14
Waddell & Reed Financial, Inc. 2003 Executive Incentive Plan, as amended and restated. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 333-43687, on April 11, 2008 and incorporated herein by reference.*
10.15
Investment Management Agreement, dated January 30, 2009, by and between the Advisors Funds and Waddell & Reed Investment Management Company. Filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2009 and incorporated herein by reference.
10.16
Investment Management Agreement, dated April 10, 2009, by and between Ivy Funds VIP and Waddell & Reed Investment Management Company. Filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2009 and incorporated herein by reference.
10.17
Investment Management Agreement, dated April 10, 2009, by and between Ivy Funds VIP and Waddell & Reed Investment Management Company. Filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2009 and incorporated herein by reference.
10.18	Investment Management Agreement, dated November 13, 2008, by and between Ivy Funds and Ivy Investment Management Company.
10.19
Administrative Agreement, dated as of March 9, 2001, by and among W&R Insurance Agency, Inc., Waddell & Reed, Inc., BISYS Insurance Services, Inc. and Underwriters Equity Corp. Filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2001 and incorporated herein by reference.
10.20
Consulting Agreement, dated May 25, 2005, by and between Waddell & Reed Financial, Inc. and Keith A. Tucker. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 333-43687, on May 27, 2005 and incorporated herein by reference.
10.21
Form of Change in Control Employment Agreement, dated December 14, 2001, by and between Henry J. Herrmann and Waddell & Reed Financial, Inc. Filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2001 and incorporated herein by reference.*

Exhibit No.	Exhibit Description
10.22	First Amendment to Change in Control Employment Agreement, dated December 17, 2008, by and between Henry J. Herrmann and Waddell & Reed Financial, Inc. Filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2008 and incorporated herein by reference.*
10.23
Second Amendment to Change in Control Employment Agreement, dated December 17, 2009, by and between Henry J. Herrmann and Waddell & Reed Financial, Inc. Filed as Exhibit 10.52 to the Company's Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2009 and incorporated herein by reference *
10.24
Form of Restricted Stock Award Agreement for awards pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated. Filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, File No. 333-43687, for the quarter ended September 30, 2005 and incorporated herein by reference.*
10.25
Form of Restricted Stock Award Agreement for awards pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, File No. 333-43687, for the quarter ended September 30, 2007 and incorporated herein by reference.*
10.26
Form of Restricted Stock Award Agreement for awards pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated. Filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2008 and incorporated herein by reference *
10.27
Form of Restricted Stock Award Agreement for awards pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated. Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, File No. 001-13913, for the quarter ended March 31, 2009 and incorporated herein by reference.*
10.28	Form of Restricted Stock Award Agreement for awards pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated.*
10.29
Form of Restricted Stock Award Agreement for awards to Non-Employee Directors pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated. Filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q, File No. 333-43687, for the quarter ended September 30, 2005 and incorporated herein by reference.*
10.30
Form of Restricted Stock Award Agreement for awards to Non-Employee Directors pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated. Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, File No. 333-43687, for the quarter ended September 30, 2007 and incorporated herein by reference.*
10.31
Form of Restricted Stock Award Agreement for awards pursuant to the Waddell & Reed Financial, Inc. 1998 Executive Stock Award Plan, as amended and restated. Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, File No. 001-13913, for the quarter ended March 31, 2009 and incorporated herein by reference.*
10.32
Form of Restricted Stock Award Agreement for awards pursuant to the Waddell & Reed Financial, Inc. 1998 Non-Employee Director Stock Award Plan, as amended and restated. Filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q, File No. 333-43687, for the quarter ended September 30, 2005 and incorporated herein by reference.*

Exhibit No.	Exhibit Description
10.33	Form of Restricted Stock Award Agreement for awards pursuant to the Waddell & Reed Financial, Inc. 1998 Non-Employee Director Stock Award Plan, as amended and restated. Filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, File No. 333-43687, for the quarter ended September 30, 2007 and incorporated herein by reference.*
10.34
Portfolio Managers Revenue Sharing Plan for Flow Accounts. Filed as Exhibit 10.64 to the Company's Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2010 and incorporated herein by reference.*
10.35
Portfolio Managers Revenue Sharing Schedule. Filed as Exhibit 10.65 to the Company's Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2010 and incorporated herein by reference.*
10.36	Portfolio Managers Revenue Sharing Schedule — Large Cap Growth.*
10.37	Form of Indemnification Agreement. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 001-13913, on November 16, 2009 and incorporated herein by reference.*
10.38
2011 Performance Goals established pursuant to the Waddell & Reed Financial, Inc. 2003 Executive Incentive Plan, as amended and restated. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 001-13913, on February 25, 2011 and incorporated herein by reference.*
10.39
2012 Performance Goals established pursuant to the Waddell & Reed Financial, Inc. 2003 Executive Incentive Plan, as amended and restated. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 001-13913, on February 16, 2012 and incorporated herein by reference.*
10.40	Offer of Settlement. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 333-43687, on July 24, 2006 and incorporated herein by reference.
10.41	Assurance of Discontinuance. Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, File No. 333-43687, on July 24, 2006 and incorporated herein by reference.
10.42	Stipulation for Consent Order. Filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, File No. 333-43687, on July 24, 2006 and incorporated herein by reference.
11	Statement regarding computation of per share earnings.
12	Statement re computation of ratios of earnings to fixed charges.
21	Subsidiaries of Waddell & Reed Financial, Inc.
23	Consent of KPMG LLP.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1	Section 1350 Certification of the Chief Executive Officer.
32.2	Section 1350 Certification of the Chief Financial Officer.

Exhibit No.	Exhibit Description
101	Materials from the Waddell & Reed Financial, Inc. Annual Report on Form 10-K for the year ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Consolidated Financial Statements, tagged in detail.

*
Indicates management contract or compensatory plan, contract or arrangement.