Form 10-Q
period 2012-03-31
WADDELL & REED FINANCIAL INC
filed 2012-05-03
CIK 1052100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒.

Shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Class	Outstanding as of April 27, 2012
Class A common stock, $.01 par value	86,336,880

WADDELL & REED FINANCIAL, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

Quarter Ended March 31, 2012

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	March 31,
	2012	December 31,
	(unaudited)	2011

Assets:
Cash and cash equivalents	$392,795	327,083
Cash and cash equivalents - restricted	81,328	50,569
Investment securities	128,618	135,497
Receivables:
Funds and separate accounts	32,162	31,842
Customers and other	118,703	116,996
Deferred income taxes	10,370	11,848
Income taxes receivable	—	15,067
Prepaid expenses and other current assets	11,011	10,709
Total current assets	774,987	699,611

Property and equipment, net	72,830	74,028
Deferred sales commissions, net	69,769	68,788
Goodwill and identifiable intangible assets	221,210	221,210
Deferred income taxes	6,685	4,878
Other non-current assets	13,745	13,681
Total assets	$1,159,226	1,082,196

Liabilities:
Accounts payable	$36,684	52,134
Payable to investment companies for securities	143,028	104,304
Accrued compensation	35,866	35,117
Payable to third party brokers	46,857	41,125
Income taxes payable	10,331	—
Other current liabilities	58,091	56,218
Total current liabilities	330,857	288,898

Long-term debt	190,000	190,000
Accrued pension and postretirement costs	48,716	56,548
Other non-current liabilities	21,398	23,107
Total liabilities	590,971	558,553

Commitments and contingencies

Stockholders’ equity:
Preferred stock-$1.00 par value: 5,000 shares authorized; none issued	—	—
Class A Common stock-$0.01 par value: 250,000 shares authorized; 99,701 shares issued; 85,607 shares outstanding (85,564 shares outstanding at December 31, 2011)	997	997
Additional paid-in capital	227,977	216,426
Retained earnings	747,255	721,281
Cost of 14,094 common shares in treasury (14,137 at December 31, 2011)	(365,801)	(366,954)
Accumulated other comprehensive loss	(42,173)	(48,107)
Total stockholders’ equity	568,255	523,643
Total liabilities and stockholders’ equity	$1,159,226	1,082,196

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited, in thousands, except for per share data)

	For the three months
	ended March 31,
	2012	2011

Revenues:
Investment management fees	$134,900	131,644
Underwriting and distribution fees	137,490	132,763
Shareholder service fees	34,228	32,167

Total	306,618	296,574

Operating expenses:
Underwriting and distribution	159,475	152,004
Compensation and related costs (including share-based compensation of $12,272 and $9,868, respectively)	45,402	40,475
General and administrative	19,325	17,631
Subadvisory fees	6,271	8,080
Depreciation	3,472	3,604

Total	233,945	221,794

Operating income	72,673	74,780
Investment and other income	4,056	1,003
Interest expense	(2,827)	(2,900)

Income before provision for income taxes	73,902	72,883
Provision for income taxes	26,515	27,250

Net income	$47,387	45,633

Net income per share:
Basic	$0.55	0.53
Diluted	$0.55	0.53

Weighted average shares outstanding:
Basic	85,604	85,814
Diluted	85,606	85,836

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	For the three months
	ended March 31,
	2012	2011

Net income	$47,387	45,633

Other comprehensive income:

Unrealized appreciation of available for sale investment securities during the period, net of income taxes of $2,514 and $662, respectively	4,290	1,134

Valuation allowance on investment securities’ deferred tax asset during the period	1,953	659

Pension and postretirement benefits, net of income taxes income taxes of $521 and $195, respectively	657	342

Reclassification adjustment for amounts included in net income, net of income taxes of $(561)	(966)	—

Comprehensive income	$53,321	47,768

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of  Stockholders’ Equity

For the Three Months Ended March 31, 2012

(Unaudited, in thousands)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity

Balance at December 31, 2011	99,701	$997	216,426	721,281	(366,954)	(48,107)	523,643

Net income	—	—	—	47,387	—	—	47,387
Recognition of share-based compensation	—	—	12,272	—	—	—	12,272
Issuance of nonvested shares	—	—	(1,165)	—	1,165	—	—
Dividends accrued, $0.25 per share	—	—	—	(21,413)	—	—	(21,413)
Excess tax benefits from share-based payment arrangements	—	—	444	—	—	—	444
Repurchase of common stock	—	—	—	—	(12)	—	(12)
Unrealized appreciation of available for sale investment securities	—	—	—	—	—	4,290	4,290
Valuation allowance on investment securities’ deferred tax asset	—	—	—	—	—	1,953	1,953
Pension and postretirement benefits	—	—	—	—	—	657	657
Reclassification adjustment for amounts included in net income	—	—	—	—	—	(966)	(966)

Balance at March 31, 2012	99,701	$997	227,977	747,255	(365,801)	(42,173)	568,255

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the three months
	ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$47,387	45,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,900	3,629
Amortization of deferred sales commissions	13,485	13,381
Share-based compensation	12,272	9,868
Excess tax benefits from share-based payment arrangements	(444)	(919)
Gain on sale of available for sale investment securities	(1,527)	—
Net purchases and sales or maturities of trading securities	10,573	(2,294)
Unrealized gain on trading securities	(2,225)	(738)
Loss on sale and retirement of property and equipment	101	10
Deferred income taxes	(851)	131
Changes in assets and liabilities:
Cash and cash equivalents - restricted	(30,759)	2,333
Receivables from funds and separate accounts	(320)	(1,613)
Other receivables	(1,707)	(6,593)
Other assets	(366)	(3,368)
Deferred sales commissions	(14,466)	(16,963)
Accounts payable and payable to investment companies	23,274	2,426
Other liabilities	25,823	9,965

Net cash provided by operating activities	$84,150	54,888

Cash flows from investing activities:
Purchases of available for sale investment securities	—	(23,607)
Proceeds from sales and maturities of available for sale investment securities	4,907	—
Additions to property and equipment	(2,375)	(5,164)

Net cash provided by (used in) investing activities	$2,532	(28,771)

Cash flows from financing activities:
Dividends paid	(21,402)	(17,158)
Repurchase of common stock	(12)	(6,725)
Exercise of stock options	—	4,536
Excess tax benefits from share-based payment arrangements	444	919

Net cash used in financing activities	$(20,970)	(18,428)
Net increase in cash and cash equivalents	65,712	7,689
Cash and cash equivalents at beginning of period	327,083	195,315
Cash and cash equivalents at end of period	$392,795	203,004

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

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements included herein pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to enable a reasonable understanding of the information presented.  The information in this Quarterly Report on Form 10-Q should be read in conjunction with Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”).

The accompanying unaudited consolidated financial statements are prepared consistently with the accounting policies described in Note 2 to the consolidated financial statements included in our 2011 Form 10-K, which include the following: use of estimates, cash and cash equivalents, disclosures about fair value of financial instruments, investment securities and investments in mutual funds, property and equipment, software developed for internal use, goodwill and identifiable intangible assets, deferred sales commissions, revenue recognition, advertising and promotion, share-based compensation and accounting for income taxes.

In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only a normal and recurring nature) necessary to present fairly our financial position at March 31, 2012, the results of operations for the three months ended March 31, 2012 and 2011, and cash flows for the three months ended March 31, 2012 and 2011 in conformity with accounting principles generally accepted in the United States.

2.              Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and short-term investments.  We consider all highly liquid investments with maturities upon acquisition of 90 days or less to be cash equivalents.  Cash and cash equivalents — restricted represents cash held for the benefit of customers segregated in compliance with federal and other regulations.

3.     Investment Securities

Investment securities at March 31, 2012 and December 31, 2011 are as follows:

	Amortized	Unrealized	Unrealized
March 31, 2012	cost	gains	losses	Fair value
	(in thousands)
Available for sale securities:
Mortgage-backed securities	$9	1	—	10
Municipal bonds	2,550	26	—	2,576
Corporate bonds	45,566	447	(3)	46,010
Affiliated mutual funds	48,076	3,275	(1,040)	50,311
	$96,201	3,749	(1,043)	98,907

Trading securities:
Mortgage-backed securities	48
Municipal bonds	500
Corporate bonds	17,377
Common stock	39
Affiliated mutual funds	11,747
29,711

Total investment securities	128,618

	Amortized	Unrealized	Unrealized
December 31, 2011	cost	gains	losses	Fair value
	(in thousands)
Available for sale securities:
Mortgage-backed securities	9	2	—	11
Municipal bonds	2,549	—	(13)	2,536
Corporate bonds	45,893	170	(89)	45,974
Affiliated mutual funds	51,456	2,738	(5,379)	48,815
	$99,907	2,910	(5,481)	97,336

Trading securities:
Mortgage-backed securities	63
Municipal bonds	500
Corporate bonds	17,319
Common stock	37
Affiliated mutual funds	20,242
38,161

Total investment securities	135,497

Sales of trading securities during the three months ended March 31, 2012 were $10.6 million.  There were no purchases of trading securities during this period.

A summary of available for sale debt securities and affiliated mutual funds with fair values below carrying values at March 31, 2012 and December 31, 2011 is as follows:

	Less than 12 months		12 months or longer		Total
		Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2012	Fair value	losses	value	losses	value	losses
	(in thousands)
Corporate bonds	$5,835	(3)	—	—	5,835	(3)
Affiliated mutual funds	20,541	(1,025)	211	(15)	20,752	(1,040)
Total temporarily impaired securities	$26,376	(1,028)	211	(15)	26,587	(1,043)

	Less than 12 months		12 months or longer		Total
		Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2011	Fair value	losses	value	losses	value	losses
	(in thousands)
Municipal bonds	$—	—	2,536	(13)	2,536	(13)
Corporate bonds	16,769	(89)	—	—	16,769	(89)
Affiliated mutual funds	36,801	(5,362)	209	(17)	37,010	(5,379)
Total temporarily impaired securities	$53,570	(5,451)	2,745	(30)	56,315	(5,481)

Based upon our assessment of these corporate bonds and affiliated mutual funds, the time frame investments have been in a loss position, our intent to hold affiliated mutual funds until they have recovered and our history of holding bonds until maturity, we determined that a write-down was not necessary at March 31, 2012.

Mortgage-backed securities, municipal bonds and corporate bonds accounted for as available for sale and held as of March 31, 2012 mature as follows:

	Amortized
	cost	Fair value
	(in thousands)
Within one year	$19,466	19,640
After one year but within 10 years	27,658	27,945
After 10 years	1,001	1,011
	$48,125	48,596

Mortgage-backed securities, municipal bonds and corporate bonds accounted for as trading and held as of March 31, 2012 mature as follows:

Fair value
(in thousands)
Within one year	$5,100
After one year but within 10 years	12,782
After 10 years	43
$17,925

Accounting standards establish a framework for measuring fair value and a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of the asset.  Inputs may be observable or unobservable and refer broadly to the assumptions that market participants would use in pricing the asset.  An individual investment’s fair value measurement is assigned a level based upon the observability of the inputs that are significant to the overall valuation.  The three-tier hierarchy of inputs is summarized as follows:

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

Assets classified as Level 2 can have a variety of observable inputs, including, but not limited to, benchmark yields, reported trades, broker quotes, benchmark securities and bid/offer quotations.  These observable inputs are collected and utilized, primarily by an independent pricing service, in different evaluated pricing approaches, depending upon the specific asset, to determine a value.  Securities’ values classified as Level 3 are primarily determined through the use of a single quote (or multiple quotes) from dealers in the securities using proprietary valuation models.  These quotes involve significant unobservable inputs, and thus, the related securities are classified as Level 3 securities.

The following tables summarize our investment securities as of March 31, 2012 and December 31, 2011 that are recognized in our consolidated balance sheets using fair value measurements based on the differing levels of inputs:

March 31, 2012	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage-backed securities	$—	58	—	58
Municipal bonds	—	3,076	—	3,076
Corporate bonds	—	63,387	—	63,387
Common stock	39	—	—	39
Affiliated mutual funds	62,058	—	—	62,058
Total	$62,097	$66,521	$—	$128,618

December 31, 2011	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage-backed securities	$—	74	—	74
Municipal bonds	—	3,036	—	3,036
Corporate bonds	—	63,293	—	63,293
Common stock	37	—	—	37
Affiliated mutual funds	69,057	—	—	69,057
Total	$69,094	$66,403	$—	$135,497

4.     Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of purchase price over the tangible assets and identifiable intangible assets of an acquired business.  Our goodwill is not deductible for tax purposes.  Goodwill and identifiable intangible assets (all considered indefinite lived) are as follows:

	March 31,	December 31,
	2012	2011
	(in thousands)

Goodwill	$202,518	202,518
Accumulated amortization	(36,307)	(36,307)
Total goodwill	166,211	166,211

Mutual fund management advisory contracts	38,699	38,699
Mutual fund management subadvisory contracts	16,300	16,300
Total identifiable intangible assets	54,999	54,999

Total	$221,210	221,210

5.     Indebtedness

Debt is reported at its carrying amount in the consolidated balance sheets.  The fair value of the Company’s outstanding indebtedness is approximately $195.7 million at March 31, 2012 compared to the carrying value of $190.0 million. Fair value is calculated based on Level 2 inputs.

6.     Income Tax Uncertainties

As of January 1, 2012 and March 31, 2012, the Company had unrecognized tax benefits, including penalties and interest, of $9.8 million ($6.9 million net of federal benefit) and $10.2 million ($7.2 million net of federal benefit), respectively, that if recognized, would impact the Company’s effective tax rate.  Unrecognized tax benefits that are not expected to be settled within the next 12 months are included in other liabilities in the consolidated balance sheets; unrecognized tax benefits that are expected to be settled within the next 12 months are included in income taxes payable.

The Company’s accounting policy with respect to interest and penalties related to income tax uncertainties is to classify these amounts as income taxes.  As of January 1, 2012, the total amount of accrued interest and penalties related to uncertain tax positions recognized in the consolidated balance sheet was $2.3 million ($1.8 million net of federal benefit).  The total amount of penalties and interest, net of federal benefit, related to income tax uncertainties recognized in the statement of income for the three-month period ended March 31, 2012 was $0.1 million.  The total amount of accrued penalties and interest related to uncertain tax positions at March 31, 2012 of $2.4 million ($1.9 million net of federal benefit) is included in the total unrecognized tax benefits described above.

In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain.  In addition, respective tax authorities periodically audit our income tax returns. These audits examine our significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions.  The 2008, 2009, 2010 and 2011 federal income tax returns are open tax years that remain subject to potential future audit.  The 2005, 2006 and 2007 federal tax years also remain open to a limited extent due to capital loss carryback claims.  State income tax returns for all years after 2007, and in certain states, income tax returns prior to 2008, are subject to potential future audit by tax authorities in the Company’s major state tax jurisdictions.

The Company is currently being audited in various state jurisdictions.  It is reasonably possible that the Company will settle the audits in these jurisdictions within the next 12-month period.  It is estimated that the Company’s liability for unrecognized tax benefits, including penalties and interest, could decrease by approximately $0.5 million to $3.0 million ($0.3 million to $2.0 million net of federal benefit) upon settlement of these audits.  Such settlements are not anticipated to have a significant impact on the results of operations.

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

The components of net periodic pension and other postretirement costs related to these plans are as follows:

	Pension Benefits		Other Postretirement Benefits
	Three months ended March 31,		Three months ended March 31,
	2012	2011	2012	2011
	(in thousands)
Components of net periodic benefit cost:
Service cost	$2,209	1,701	173	139
Interest cost	1,812	1,737	100	101
Expected return on plan assets	(2,127)	(2,186)	—	—
Actuarial loss amortization	1,021	384	3	—
Prior service cost amortization	139	139	14	14
Transition obligation amortization	1	1	—	—
Total	$3,055	1,776	290	254

During the first quarter of 2012, we made a $10.0 million contribution to the Pension Plan.  In April 2012, we contributed an additional $5.0 million to the Pension Plan.  We do not expect to make additional contributions for the remainder of 2012.

8.   Stockholders’ Equity

Earnings per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended
	March 31,
	2012	2011
	(in thousands,
	except per share amounts)

Net income	$47,387	45,633

Weighted average shares outstanding - basic	85,604	85,814
Dilutive potential shares from stock options	2	22
Weighted average shares outstanding - diluted	85,606	85,836

Earnings per share:
Basic	$0.55	0.53
Diluted	$0.55	0.53

Anti-dilutive Securities

There were no anti-dilutive options for the three months ended March 31, 2012 or 2011.

Dividends

On February 16, 2012, the Board of Directors (“the Board”) approved a dividend on our common stock in the amount of $0.25 per share to stockholders of record as of April 10, 2012 to be paid on May 1, 2012.  The total dividend to be paid is approximately $21.4 million.

Common Stock Repurchases

The Board has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in our stock-based compensation programs.

There were 366 shares repurchased in the open market during the three months ended March 31, 2012, all of which were repurchased from employees tendering shares to cover their minimum income tax withholdings with respect to vesting of stock awards during the quarter.  There were 175,357 shares repurchased in the open market during the three months ended March 31, 2011, which included 357 shares repurchased from employees tendering shares during the quarter.

In April 2012, the Company repurchased 412,743 shares from employees tendering shares to cover their minimum income tax withholdings with respect to vesting of stock awards during the period.

9.     Share-Based Compensation

A summary of stock option activity and related information for the three months ended March 31, 2012 is presented in the table below.  All options outstanding expire prior to December 31, 2013.

	Options	Weighted average exercise price
Outstanding, December 31, 2011	27,595	$28.64
Granted	—	—
Exercised	—	—
Terminated/Cancelled	(16,224)	$33.94
Outstanding, March 31, 2012	11,371	$21.09
Exercisable, March 31, 2012	11,371	$21.09

In the first quarter of 2012, we granted 66,280 shares of nonvested stock with a fair value of $27.19 per share under the Company’s 1998 Stock Incentive Plan, as amended and restated (the “SI Plan”).  The value of those shares at the grant date, aggregating $1.8 million, will be amortized to expense over a four year vesting period.

On April 2, 2012, we granted 1,205,698 shares of nonvested stock with a fair value of $33.23 per share under the SI Plan.  The value of those shares at the grant date, aggregating $40.1 million, will be amortized to expense over a four year vesting period.

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

Plaintiffs moved for conditional collective action certification under the FLSA.  The Company opposed this motion and additionally moved for summary judgment on Plaintiffs’ individual FLSA claims.  The Court issued an order on January 3, 2012 granting the Company’s summary judgment motions, holding that Plaintiffs’ individual FLSA claims fail as a matter of law, and denying Plaintiffs’ motion for conditional collective action certification under the FLSA as moot.  This ruling effectively removes all nationwide FLSA claims from the case.

Plaintiffs intend to continue to pursue the California claims.  An adverse determination in this matter could have a material adverse impact on the financial position and results of operations of the Company.  The Company intends to continue to vigorously defend against plaintiffs’ claims.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the current views and assumptions of management with respect to future events regarding our business and industry in general.  These forward-looking statements include all statements, other than statements of historical fact, regarding our financial position, business strategy and other plans and objectives for future operations, including statements with respect to revenues and earnings, the amount and composition of assets under management, distribution sources, expense levels, redemption rates and the financial markets and other conditions.  These statements are generally identified by the use of such words as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “forecast,” “estimate,” “expect,” “intend,” “plan,” “project,” “outlook,” “will,” “potential” and similar statements of a future or forward-looking nature.  Readers are cautioned that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance.  Actual results may differ materially from those contained in these forward-looking statements as a result of various factors, including but not limited to those discussed below.  If one or more events related to these or other risks, contingencies or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from those forecasted or expected.  Certain important factors that could cause actual results to differ materially from our expectations are disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2011, which include, without limitation:

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

•                  Our inability to implement new information technology and systems, or inability to complete such implementation in a timely or cost effective manner;

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

The foregoing factors should not be construed as exhaustive and should be read together with other cautionary statements included in this and other reports and filings we make with the Securities and Exchange Commission, including the information in Item 1 “Business” and Item 1A “Risk Factors” of Part I and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II to our Annual Report on Form 10-K for the year ended December 31, 2011 and as updated in our quarterly reports on Form 10-Q for the year ending December 31, 2012.  All forward-looking statements speak only as the date on which they are made and we undertake no duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Founded in 1937, we are one of the oldest mutual fund complexes in the United States, with expertise in a broad range of investment styles and across a variety of market environments.  Our earnings and cash flows are heavily dependent on financial market conditions.  Significant increases or decreases in the various securities markets can have a material impact on our results of operations, financial condition and cash flows.

We derive our revenues from providing investment management, investment product underwriting and distribution, and shareholder services administration primarily to mutual funds and institutional and separately managed accounts.  Investment management fees are based on the amount of average assets under management and are affected by sales levels, financial market conditions, redemptions and the composition of assets.  Our underwriting and distribution revenues consist of commissions derived from sales of investment and insurance products, Rule 12b-1 asset-based service and distribution fees, distribution fees on certain variable products, fees earned on fee-based asset allocation products, and related advisory services. The products sold have various commission structures and the revenues received from those sales vary based on the type and amount sold.  Shareholder service fees revenue includes transfer agency fees, custodian fees from retirement plan accounts, portfolio accounting and administration fees, and is earned based on assets under management or number of client accounts.  Our major expenses are underwriting and distribution-related commissions, employee compensation, amortization of deferred sales commissions, subadvisory fee expenses and information technology expense.

One of our distinctive qualities is that we are a significant distributor of investment products.  Our retail products are distributed through our Advisors channel sales force of independent financial advisors or through our Wholesale channel, which includes third-parties such as other broker/dealers, registered investment advisors, and various retirement platforms.  We also market our investment advisory services to institutional investors, either directly or through consultants, in our Institutional channel.

First Quarter Highlights

Broad risk aversion continued to negatively influence retail investor behavior during the quarter; however, our distribution efforts, supported by solid investment performance and a diverse line-up of mutual fund products, resulted in strong asset and revenue growth for the period.

Our assets under management increased from $83.2 billion to $93.8 billion, or 13%, during the quarter.

Net income increased 4% compared to the first quarter of 2011, and our operating margin was 23.7%, a decrease of 150 basis points compared to last year’s first quarter.

During the quarter, we recorded gains of $3.8 million in our mutual fund trading portfolio and from the sale of available for sale mutual fund holdings.  Due to these gains, we released a portion of our existing tax valuation allowance through income tax expense, which reduced income tax expense by $1.3 million.

In our Wholesale channel, our continuing efforts to diversify sales resulted in sales of products other than the Asset Strategy fund representing 67% of total sales during the first quarter of 2012, an improvement compared to 53% of total sales during 2011.

Our balance sheet is solid, and we ended the quarter with cash and investments of $521.4 million.

Assets Under Management

Assets under management increased to $93.8 billion on March 31, 2012 compared to $83.2 billion on December 31, 2011 due to market appreciation of $9.3 billion and net flows of $1.3 billion.

Change in Assets Under Management(1)

	First Quarter 2012
	Advisors	Wholesale	Institutional	Total
	(in millions)

Beginning Assets	$31,709	40,954	10,494	83,157

Sales (net of commissions)	1,030	4,433	652	6,115
Redemptions	(1,042)	(3,446)	(507)	(4,995)
Net Sales	(12)	987	145	1,120

Net Exchanges	103	(104)	—	(1)
Reinvested Dividends & Capital Gains	67	87	30	184
Net Flows	158	970	175	1,303

Market Appreciation	3,206	4,814	1,312	9,332
Ending Assets	$35,073	46,738	11,981	93,792

	First Quarter 2011
	Advisors	Wholesale	Institutional	Total
	(in millions)

Beginning Assets	$33,181	40,883	9,609	83,673

Sales (net of commissions)	1,064	4,719	776	6,559
Redemptions	(990)	(3,162)	(530)	(4,682)
Net Sales	74	1,557	246	1,877

Net Exchanges	(62)	62	—	—
Reinvested Dividends & Capital Gains	54	—	16	70
Net Flows	66	1,619	262	1,947

Market Appreciation	1,675	2,240	536	4,451
Ending Assets	$34,922	44,742	10,407	90,071

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

Average Assets Under Management

	First Quarter 2012
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$24,285	38,902	10,398	$73,585
Fixed Income	8,410	5,769	785	14,964
Money Market	1,315	226	—	1,541
Total	$34,010	44,897	11,183	$90,090

	First Quarter 2011
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$25,591	39,226	9,317	$74,134
Fixed Income	7,249	3,081	769	11,099
Money Market	1,234	270	—	1,504
Total	$34,074	42,577	10,086	$86,737

Results of Operations — Three Months Ended March 31, 2012 as Compared with Three Months Ended March 31, 2011

Net Income

	Three months ended
	March 31,
	2012	2011	Variance
	(in thousands, except per share amounts and percentage data)

Net Income	$47,387	45,633	4%
Earnings per share:
Basic	$0.55	0.53	4%
Diluted	$0.55	0.53	4%

Operating Margin	23.7%	25.2%	-6%

We reported net income of $47.4 million, or $0.55 per diluted share, for the first quarter of 2012 compared to $45.6 million, or $0.53 per diluted share, for the first quarter of 2011.

Total Revenues

Total revenues increased 3% to $306.6 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 due to an increase in average assets under management of 4%, partially offset by a decrease in gross sales of 7%.

	Three months ended
	March 31,
	2012	2011	Variance
	(in thousands, except percentage data)

Investment management fees	$134,900	131,644	2%
Underwriting and distribution fees	137,490	132,763	4%
Shareholder service fees	34,228	32,167	6%
Total revenues	$306,618	296,574	3%

Investment Management Fee Revenues

Investment management fee revenues are earned for providing investment advisory services to the Funds and to institutional and separate accounts.  Investment management fee revenues increased $3.3 million, or 2%, from last year’s first quarter.

Revenues from investment management services provided to our retail mutual funds, which are distributed through the Advisors, Wholesale and Institutional channels, were $124.3 million for the quarter ended March 31, 2012.  Revenues increased $2.7 million, or 2%, compared to the first quarter of 2011, while the related retail average assets increased 3% to $78.9 billion.  Investment management fee revenues increased less than the related retail average assets due to the effect of recording management fee waivers, mostly for money market funds, as an offset to investment management fees.

Institutional account revenues were $10.6 million for the first quarter of 2012, representing an increase of $0.5 million, or 5%, from last year’s first quarter, while average assets increased 11%.  Account revenues increased less than the related average assets due to a decline in the average management fee rate.

Long-term redemption rates (which exclude money market fund redemptions) in the Advisors channel were 10.1% in this year’s first quarter, compared to 9.6% in the first quarter of 2011.  In the Wholesale channel, long-term redemption rates were 30.7% for the quarter ended March 31, 2012, compared to 29.7% in the first quarter of 2011.  We expect the Advisors channel long-term redemption rate to remain lower than that of the Wholesale channel due to the personal and customized nature in which our financial advisors provide service to our clients.  Long-term redemption rates for our Institutional channel were 18.2% and 21.3% for the first quarter of 2012 and 2011, respectively.

Our overall redemption rate of 21.5% for the first quarter of 2012 compares positively to the year to date industry average of 27% in 2011, based on data from the Investment Company Institute.

Underwriting and Distribution Fee Revenues and Expenses

The following tables summarize our underwriting and distribution fee revenues and expenses segregated by distribution method within the respective Advisors or Wholesale channel:

	First Quarter 2012
	Advisors	Wholesale	Total
	(in thousands)

Revenue	$76,680	60,810	137,490
Expenses
Direct	53,676	65,837	119,513
Indirect	26,367	13,595	39,962
	80,043	79,432	159,475
Net Underwriting & Distribution	$(3,363)	(18,622)	(21,985)

	First Quarter 2011
	Advisors	Wholesale	Total
	(in thousands)

Revenue	$72,555	60,208	132,763
Expenses
Direct	50,872	66,591	117,463
Indirect	22,791	11,750	34,541
	73,663	78,341	152,004
Net Underwriting & Distribution	$(1,108)	(18,133)	(19,241)

Underwriting and distribution revenues earned in the first quarter of 2012 increased $4.7 million, or 4%, compared with the first quarter of 2011.  Revenues from fee-based asset allocation products increased $8.1 million compared to the prior year.  Technology fees collected from our advisors of $0.9 million during the first quarter of 2012 resulted in an increase period over period as fees were netted in expense during the first quarter of 2011.  Partially offsetting these increases, front-load product sales revenues decreased $4.8 million, which included a decrease in variable annuity revenues of $3.1 million.  Rule 12b-1 asset-based service and distribution fee revenues decreased $0.4 million, or 1%, as a result of a migration of assets between share classes, partially offset by a 4% increase in average mutual fund assets under management.

Underwriting and distribution expenses increased by $7.5 million, or 5%, compared to the first quarter of 2011.  Direct expenses in the Advisors channel increased $2.8 million, or 6%, compared to the first quarter of 2011 due to increased commissions related to the sale of fee-based asset allocation products of $5.5 million, partially offset by decreased commissions of $2.8 million on front-load product sales, which included a decrease of $1.8 million related to variable annuity products.  Direct expenses in the Wholesale channel decreased by $0.8 million, primarily due to lower wholesaler commissions for lower sales volumes.  Indirect expenses increased $5.4 million compared to the quarter ended March 31, 2011 due primarily to increased employee compensation and benefits expenses, pension expenses, marketing costs and business meetings and travel costs.  The first quarter of 2012 also included $0.9 million for an electronic books and records conversion initiative in our Advisors channel, which is expected to be complete during the third quarter of 2012.

Shareholder Service Fee Revenue

Shareholder service fee revenue primarily includes transfer agency fees, custodian fees from retirement plan accounts, and portfolio accounting and administration fees.  Portfolio accounting and administration fees are asset-based revenues or account-based revenues, while transfer agency fees and custodian fees from retirement plan accounts are based on the number of client accounts.  During the first quarter of 2012, shareholder service fee revenue increased $2.1 million, or 6%, over the first quarter of 2011.  Of this increase, $1.5 million is due to higher asset-based fees quarter over quarter in certain share classes and $0.6 million is attributable to account-based revenues due to a 4% increase in the average number of accounts.

Total Operating Expenses

Operating expenses increased $12.2 million, or 5%, in the first quarter of 2012 compared to the first quarter of 2011, primarily due to increased underwriting and distribution expenses and compensation and related costs.  Underwriting and distribution expenses are discussed above.

	Three Months Ended
	March 31,
	2012	2011	Variance
	(in thousands, except percentage data)
Underwriting and distribution	$159,475	152,004	5%
Compensation and related costs	45,402	40,475	12%
General and administrative	19,325	17,631	10%
Subadvisory fees	6,271	8,080	-22%
Depreciation	3,472	3,604	-4%
Total operating expenses	$233,945	221,794	5%

Compensation and Related Costs

Compensation and related costs increased $4.9 million, or 12%, compared to the first quarter of 2011, due to higher base salaries of $1.7 million associated with increased headcount and annual salary increases, higher pension costs of $0.7 million and decreased capitalized software development activities of $0.7 million.  Share-based compensation increased $2.4 million compared to the first quarter of 2011 due to higher amortization expense associated with our April 2011 and December 2011 grants of nonvested stock compared to grants that became fully vested in 2011, as well as an increase in non-employee advisor (independent contractor) stock award amortization expense of $0.5 million in 2012 compared to 2011.

General and Administrative Costs

General and administrative expenses increased $1.7 million to $19.3 million for the first quarter of 2012 compared to the first quarter of 2011. The variance is due to increased dealer services costs of $1.2 million, higher computer services and software costs of $0.8 million, higher fund expenses of $0.2 million, lower costs incurred for our national branding campaign that was launched in the first quarter of 2011, and reduced legal expenses.

Subadvisory Fees

Subadvisory fees represent fees paid to other asset managers for providing advisory services for certain mutual fund portfolios.  These expenses reduce our operating margin since we pay out approximately half of our management fee revenue received from subadvised products.  Gross management fee revenues for products subadvised by others were $12.5 million for the three months ended March 31, 2012 compared to $16.0 million for the first quarter of 2011 due to a 24% decrease in average net assets.  Subadvisory expenses followed the same pattern of decrease compared to the first quarter of 2011.

Other Income and Expenses

Investment and Other Income, Interest Expense and Taxes

Investment and other income was $4.1 million for the quarter ended March 31, 2012, compared to $1.0 million in the same period a year ago.  In our mutual fund trading portfolio, we recorded gains of $2.0 million during the quarter, compared to gains of $0.6 million in first quarter of 2011.  We also recorded gains of $1.5 million from the sale of available for sale mutual fund holdings during the first quarter of 2012.  Included in the current quarter were interest and gains related to debt securities of $0.4 million.

Interest expense was $2.8 million in the first quarter of 2012 compared to $2.9 million in the first quarter of 2011.  We incurred lower costs related to our long-term debt.

Our effective income tax rate was 35.9% for the first quarter of 2012, compared to 37.4% for the first quarter of 2011.  Due to the sale of a subsidiary in 2009, the Company has deferred tax assets related to capital loss carryforwards that are available to offset current and future capital gains.  In 2009, a valuation allowance was recorded on a portion of these capital losses due to the limited carryforward period permitted by law on losses of this character.  The lower effective tax rate in 2012 as compared to 2011 was largely attributable to a greater release of this valuation allowance through income tax expense in 2012.  Realized capital gains on securities classified as available for sale as well as an increase in the fair value of the Company’s trading securities portfolio in the first quarter of 2012 allowed for the release of the valuation allowance, thereby reducing tax expense by $1.3 million and decreasing our effective tax rate.  An increase in the fair value of the Company’s trading securities portfolio in the first quarter of 2011 allowed for the release of the valuation allowance, thereby reducing tax expense by $0.3 million and decreasing our effective tax rate.

The first quarter 2012 and 2011 effective income tax rate, removing the effects of the valuation allowance, would have been 37.7% for both periods.

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

Pay Dividends

We paid quarterly dividends on our common stock that resulted in financing cash outflows of $21.4 million and $17.2 million for the first quarter of 2012 and 2011, respectively.  The Board approved an increase in the quarterly dividend on our common stock from $0.20 per share to $0.25 per share beginning with our fourth quarter 2011 dividend, paid on February 1, 2012.

Repurchase Our Stock

We repurchased 366 shares and 175,357 of our common stock in the open market or privately during the three months ended March 31, 2012 and 2011, respectively, resulting in cash outflows of $12 thousand and $6.7 million, respectively.

Operating Cash Flows

Cash from operations is our primary source of funds and increased $29.3 million for the three months ended March 31, 2012 compared to the previous year.  The increase is due to higher net income and non-cash share-based compensation expense, as well as significant net sales of trading securities in 2012 compared to net purchases of trading securities in 2011.

During the first quarter of 2012, we made a $10.0 million contribution to our Pension Plan.  In April 2012, we contributed an additional $5.0 million to the Pension Plan.  We do not expect to make additional contributions for the remainder of 2012.

Investing Cash Flows

Investing activities consist primarily of the purchase, sale and maturities of available for sale investment securities, as well as capital expenditures.  We expect our 2012 capital expenditures to be in the range of $15.0 to $20.0 million.

Financing Cash Flows

As noted previously, dividends and stock repurchases accounted for a majority of our financing cash outflows in the first three months of 2012 and 2011.

Future Capital Requirements

Management believes its available cash, marketable securities and expected cash flow from operations will be sufficient to fund its short-term operating and capital requirements.  Expected short-term uses of cash include dividend payments, interest payments on outstanding debt, income tax payments, seed money for new investment products, share repurchases, payment of deferred commissions to our financial advisors and third parties, capital expenditures and home office leasehold improvements, and could include strategic acquisitions.

Expected long-term capital requirements include indebtedness, operating leases and purchase obligations, and potential recognition of tax liabilities.  Other possible long-term discretionary uses of cash could include capital expenditures for enhancement of technology infrastructure and home office expansion, strategic acquisitions, payment of dividends, income tax payments, seed money for new investment products, payment of upfront fund commissions for Class B shares, Class C shares, and certain fee-based asset allocation products, pension funding and repurchases of our common stock.

Critical Accounting Policies and Estimates

Management believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.  The Company’s critical accounting policies and estimates are disclosed in the “Critical Accounting Policies and Estimates” section of our 2011 Form 10-K.

Supplemental Information

	First	First
	Quarter	Quarter
	2012	2011	Change
Redemption rates - long term (annualized)
Advisors	10.1%	9.6%
Wholesale	30.7%	29.7%
Institutional	18.2%	21.3%
Total	21.5%	21.0%

Gross revenue per advisor (000’s)	40.8	39.2	4.1%

Number of financial advisors	1,778	1,732	2.7%
Average number of financial advisors	1,784	1,759	1.4%

Number of shareholder accounts (000’s)	4,082	3,988	2.4%

Number of shareholders	831,779	802,653	3.6%

Item 3.                                   Quantitative and Qualitative Disclosures About Market Risk

The Company has had no significant changes in its Quantitative and Qualitative Disclosures About Market Risk from that previously reported in the Company’s 2011 Form 10-K.

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

Item 1A.                          Risk Factors

The Company has had no material changes to its Risk Factors from those previously reported in the Company’s 2011 Form 10-K.

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information about the shares of common stock we repurchased during the first quarter of 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program

January 1 - January 31	—	$—	—	n/a	(1)
February 1 - February 29	366	31.46	366	n/a	(1)
March 1 - March 31	—	—	—	n/a	(1)

Total	366	$31.46	366

(1)          On August 31, 1998, we announced that our Board of Directors approved a program to repurchase shares of our common stock on the open market.  Under the repurchase program, we are authorized to repurchase, in any seven-day period, the greater of (i) 3% of our outstanding common stock or (ii) $50 million of our common stock.  We may repurchase our common stock through the New York Stock Exchange, other national or regional market systems, electronic communication networks or alternative trading systems.  Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased.  Our Board of Directors reviewed and ratified the stock repurchase program in July 2004.  During the first quarter of 2012, all stock repurchases were made pursuant to the repurchase program and 366 shares, reflected in the table above, were purchased in connection with funding employee income tax withholding obligations arising from the vesting of nonvested shares.

Item 6.	Exhibits

10.1

2012 Performance Goals established pursuant to the Waddell & Reed Financial, Inc. Executive Incentive Plan, as amended and restated.  Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-13913, filed February 16, 2012 and incorporated herein by reference.

10.2

Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated. Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, File No. 001-13913, filed February 29, 2012 and incorporated herein by reference.

10.3

Form of Restricted Stock Award Agreement for awards pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated. Filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, File No. 001-13913, filed February 29, 2012 and incorporated herein by reference

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

101

Materials from the Waddell & Reed Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Unaudited Consolidated Financial Statements, tagged in detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 3rd day of May 2012.

WADDELL & REED FINANCIAL, INC.

By:	/s/ Henry J. Herrmann
Chief Executive Officer, Chairman of the Board
and Director
(Principal Executive Officer)

By:	/s/ Daniel P. Connealy
Senior Vice President
and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Brent K. Bloss
Senior Vice President - Finance
and Treasurer
(Principal Accounting Officer)