Form 10-Q
period 2012-06-30
WADDELL & REED FINANCIAL INC
filed 2012-08-02
CIK 1052100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Class	Outstanding as of July 25, 2012
Class A common stock, $.01 par value	85,821,754

WADDELL & REED FINANCIAL, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

Quarter Ended June 30, 2012

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	June 30,
	2012	December 31,
	(unaudited)	2011

Assets:
Cash and cash equivalents	$346,940	327,083
Cash and cash equivalents - restricted	74,147	50,569
Investment securities	158,551	135,497
Receivables:
Funds and separate accounts	34,650	31,842
Customers and other	114,308	116,996
Deferred income taxes	8,064	11,848
Income taxes receivable	7,861	15,067
Prepaid expenses and other current assets	13,012	10,709

Total current assets	757,533	699,611

Property and equipment, net	68,584	74,028
Deferred sales commissions, net	70,565	68,788
Goodwill and identifiable intangible assets	221,210	221,210
Deferred income taxes	12,482	4,878
Other non-current assets	13,039	13,681
Total assets	$1,143,413	1,082,196

Liabilities:
Accounts payable	$39,852	52,134
Payable to investment companies for securities	125,417	104,304
Accrued compensation	38,284	35,117
Payable to third party brokers	50,832	41,125
Other current liabilities	58,699	56,218

Total current liabilities	313,084	288,898

Long-term debt	190,000	190,000
Accrued pension and postretirement costs	46,178	56,548
Other non-current liabilities	22,504	23,107

Total liabilities	571,766	558,553

Commitments and contingencies

Stockholders’ equity:
Preferred stock-$1.00 par value: 5,000 shares authorized; none issued	—	—
Class A Common stock-$0.01 par value: 250,000 shares authorized; 99,701 shares issued; 85,825 shares outstanding (85,564 shares outstanding at December 31, 2011)	997	997
Additional paid-in capital	212,410	216,426
Retained earnings	767,322	721,281
Cost of 13,876 common shares in treasury (14,137 at December 31, 2011)	(364,865)	(366,954)
Accumulated other comprehensive loss	(44,217)	(48,107)
Total stockholders’ equity	571,647	523,643
Total liabilities and stockholders’ equity	$1,143,413	1,082,196

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited, in thousands, except for per share data)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2012	2011	2012	2011

Revenues:
Investment management fees	$134,213	138,985	269,113	270,629
Underwriting and distribution fees	139,944	137,354	277,434	270,117
Shareholder service fees	34,051	33,606	68,279	65,773

Total	308,208	309,945	614,826	606,519

Operating expenses:
Underwriting and distribution	163,032	157,219	322,507	309,223
Compensation and related costs (including share-based compensation of $12,293, $12,960, $24,565 and $22,828, respectively)	42,973	42,092	88,376	82,567
General and administrative	25,095	19,500	44,419	37,131
Subadvisory fees	5,208	8,313	11,479	16,393
Depreciation	3,428	3,842	6,900	7,446

Total	239,736	230,966	473,681	452,760

Operating income	68,472	78,979	141,145	153,759
Investment and other income	1,272	2,452	5,328	3,455
Interest expense	(2,825)	(2,835)	(5,652)	(5,735)

Income before provision for income taxes	66,919	78,596	140,821	151,479
Provision for income taxes	25,201	28,626	51,716	55,876

Net income	$41,718	49,970	89,105	95,603

Net income per share:
Basic	$0.48	0.58	1.04	1.11
Diluted	$0.48	0.58	1.04	1.11

Weighted average shares outstanding:
Basic	86,093	86,264	85,848	86,040
Diluted	86,095	86,275	85,851	86,057

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2012	2011	2012	2011

Net income	$41,718	49,970	89,105	95,603

Other comprehensive income:

Unrealized appreciation (depreciation) of available for sale investment securities during the period, net of income taxes of $(1,023), $(191), $1,489 and $471, respectively	(1,742)	(333)	2,548	801

Valuation allowance on investment securities’ deferred tax asset during the period	(1,086)	(915)	867	(256)

Pension and postretirement benefits, net of income taxes of $526, $237, $1,047 and $432, respectively	891	436	1,548	778

Reclassification adjustment for amounts included in net income, net of income taxes of $(62), $(730), $(623), and $(730)	(107)	(1,256)	(1,073)	(1,256)

Comprehensive income	$39,674	47,902	92,995	95,670

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of  Stockholders’ Equity

For the Six Months Ended June 30, 2012

(Unaudited, in thousands)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity

Balance at December 31, 2011	99,701	$997	216,426	721,281	(366,954)	(48,107)	523,643

Net income	—	—	—	89,105	—	—	89,105
Recognition of share-based compensation	—	—	24,565	—	—	—	24,565
Issuance of nonvested shares	—	—	(31,412)	—	31,412	—	—
Dividends accrued, $0.50 per share	—	—	—	(43,064)	—	—	(43,064)
Excess tax benefits from share-based payment arrangements	—	—	2,831	—	—	—	2,831
Repurchase of common stock	—	—	—	—	(29,323)	—	(29,323)
Unrealized appreciation of available for sale investment securities	—	—	—	—	—	2,548	2,548
Valuation allowance on investment securities’ deferred tax asset	—	—	—	—	—	867	867
Pension and postretirement benefits	—	—	—	—	—	1,548	1,548
Reclassification adjustment for amounts included in net income	—	—	—	—	—	(1,073)	(1,073)

Balance at June 30, 2012	99,701	$997	212,410	767,322	(364,865)	(44,217)	571,647

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the six months
	ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$89,105	95,603
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,754	7,742
Amortization of deferred sales commissions	27,018	26,601
Share-based compensation	24,565	22,828
Excess tax benefits from share-based payment arrangements	(2,831)	(7,499)
Gain on sale of available for sale investment securities	(1,697)	(1,986)
Net purchases and sales or maturities of trading securities	(12,277)	71,301
Unrealized gain on trading securities	(3,078)	(962)
Loss on sale and retirement of property and equipment	4,863	49
Deferred income taxes	(4,866)	(662)
Changes in assets and liabilities:
Cash and cash equivalents - restricted	(23,578)	1,219
Receivables from funds and separate accounts	(2,808)	(4,112)
Other receivables	2,688	(14,973)
Other assets	(1,661)	(3,261)
Deferred sales commissions	(28,795)	(33,382)
Accounts payable and payable to investment companies	8,831	6,478
Other liabilities	16,949	7,312

Net cash provided by operating activities	$100,182	172,296

Cash flows from investing activities:
Purchases of available for sale investment securities	(15,796)	(79,167)
Proceeds from sales and maturities of available for sale investment securities	11,281	84,053
Additions to property and equipment	(6,354)	(8,351)
Proceeds from sales of property and equipment	35	—

Net cash used in investing activities	$(10,834)	(3,465)

Cash flows from financing activities:
Dividends paid	(42,999)	(34,459)
Repurchase of common stock	(29,323)	(37,663)
Exercise of stock options	—	4,722
Excess tax benefits from share-based payment arrangements	2,831	7,499

Net cash used in financing activities	$(69,491)	(59,901)
Net increase in cash and cash equivalents	19,857	108,930
Cash and cash equivalents at beginning of period	327,083	195,315
Cash and cash equivalents at end of period	$346,940	304,245

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

In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only a normal and recurring nature) necessary to present fairly our financial position at June 30, 2012, the results of operations for the three and six months ended June 30, 2012 and 2011, and cash flows for the six months ended June 30, 2012 and 2011 in conformity with accounting principles generally accepted in the United States.

2.              Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and short-term investments.  We consider all highly liquid investments with maturities upon acquisition of 90 days or less to be cash equivalents.  Cash and cash equivalents — restricted represents cash held for the benefit of customers segregated in compliance with federal and other regulations.

3.     Investment Securities

Investment securities at June 30, 2012 and December 31, 2011 are as follows:

	Amortized	Unrealized	Unrealized
June 30, 2012	cost	gains	losses	Fair value
	(in thousands)
Available for sale securities:
Mortgage-backed securities	$9	1	—	10
Municipal bonds	2,362	24	—	2,386
Corporate bonds	45,360	447	(8)	45,799
Affiliated mutual funds	57,739	2,007	(2,701)	57,045
	$105,470	2,479	(2,709)	105,240

Trading securities:
Mortgage-backed securities				45
Municipal bonds				501
Corporate bonds				17,262
Common stock				34
Affiliated mutual funds				35,469
				53,311

Total investment securities				$158,551

	Amortized	Unrealized	Unrealized
December 31, 2011	cost	gains	losses	Fair value
	(in thousands)
Available for sale securities:
Mortgage-backed securities	9	2	—	11
Municipal bonds	2,549	—	(13)	2,536
Corporate bonds	45,893	170	(89)	45,974
Affiliated mutual funds	51,456	2,738	(5,379)	48,815
	$99,907	2,910	(5,481)	97,336
Trading securities:
Mortgage-backed securities				63
Municipal bonds				500
Corporate bonds				17,319
Common stock				37
Affiliated mutual funds				20,242
				38,161

Total investment securities				$135,497

Purchases of trading securities during the six months ended June 30, 2012 were $26.2 million; $25.0 million represented seed money for the Ivy Global Equity Income Fund, a new fund launched in the second quarter. Sales of trading securities were $13.9 million for the same period.

A summary of available for sale debt securities and affiliated mutual funds with fair values below carrying values at June 30, 2012 and December 31, 2011 is as follows:

	Less than 12 months		12 months or longer		Total
June 30, 2012	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(in thousands)
Corporate bonds	$5,909	(8)	—	—	5,909	(8)
Affiliated mutual funds	33,272	(1,176)	17,267	(1,525)	50,539	(2,701)
Total temporarily impaired securities	$39,181	(1,184)	17,267	(1,525)	56,448	(2,709)

	Less than 12 months		12 months or longer		Total
December 31, 2011	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(in thousands)
Municipal bonds	$—	—	2,536	(13)	2,536	(13)
Corporate bonds	16,769	(89)	—	—	16,769	(89)
Affiliated mutual funds	36,801	(5,362)	209	(17)	37,010	(5,379)
Total temporarily impaired securities	$53,570	(5,451)	2,745	(30)	56,315	(5,481)

Based upon our assessment of these corporate bonds and affiliated mutual funds, the time frame investments have been in a loss position, our intent to hold affiliated mutual funds until they have recovered and our history of holding bonds until maturity, we determined that a write-down was not necessary at June 30, 2012.

Mortgage-backed securities, municipal bonds and corporate bonds accounted for as available for sale and held as of June 30, 2012 mature as follows:

	Amortized cost	Fair value
	(in thousands)
Within one year	$21,436	21,651
After one year but within 10 years	25,303	25,543
After 10 years	992	1,001
	$47,731	48,195

Mortgage-backed securities, municipal bonds and corporate bonds accounted for as trading and held as of June 30, 2012 mature as follows:

Fair value
(in thousands)
Within one year	$5,064
After one year but within 10 years	12,712
After 10 years	32
$17,808

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

The following tables summarize our investment securities as of June 30, 2012 and December 31, 2011 that are recognized in our consolidated balance sheets using fair value measurements based on the differing levels of inputs:

June 30, 2012	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage-backed securities	$—	55	—	55
Municipal bonds	—	2,887	—	2,887
Corporate bonds	—	63,061	—	63,061
Common stock	34	—	—	34
Affiliated mutual funds	92,514	—	—	92,514
Total	$92,548	66,003	—	158,551

December 31, 2011	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage-backed securities	$—	74	—	74
Municipal bonds	—	3,036	—	3,036
Corporate bonds	—	63,293	—	63,293
Common stock	37	—	—	37
Affiliated mutual funds	69,057	—	—	69,057
Total	$69,094	66,403	—	135,497

4.              Property and Equipment

During the second quarter of 2012, we recorded a pre-tax charge of $5.0 million to reflect the impairment of certain capitalized software development costs.  This charge is included in general and administrative expenses in the statement of income.  Our ongoing assessment and changes to our enterprise information technology infrastructure and software resulted in the decision to discontinue the usage of certain software.

5.     Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of purchase price over the tangible assets and identifiable intangible assets of an acquired business.  Our goodwill is not deductible for tax purposes. As of June 30, 2012, the Company’s annual impairment test indicated that goodwill and identifiable intangible assets were not impaired. Goodwill and identifiable intangible assets (all considered indefinite lived) are as follows:

	June 30, 2012	December 31, 2011
	(in thousands)

Goodwill	$202,518	202,518
Accumulated amortization	(36,307)	(36,307)
Total goodwill	166,211	166,211

Mutual fund management advisory contracts	38,699	38,699
Mutual fund management subadvisory contracts	16,300	16,300
Total identifiable intangible assets	54,999	54,999

Total	$221,210	221,210

6.     Indebtedness

Debt is reported at its carrying amount in the consolidated balance sheets.  The fair value of the Company’s outstanding indebtedness is approximately $199.9 million at June 30, 2012 compared to the carrying value of $190.0 million.  Fair value is calculated based on Level 2 inputs.

7.     Income Tax Uncertainties

As of January 1, 2012 and June 30, 2012, the Company had unrecognized tax benefits, including penalties and interest, of $9.8 million ($6.9 million net of federal benefit) and $10.8 million ($7.6 million net of federal benefit), respectively, that if recognized, would impact the Company’s effective tax rate.  Unrecognized tax benefits that are not expected to be settled within the next 12 months are included in other liabilities in the consolidated balance sheets; unrecognized tax benefits that are expected to be settled within the next 12 months are included in income taxes payable.

The Company’s accounting policy with respect to interest and penalties related to income tax uncertainties is to classify these amounts as income taxes.  As of January 1, 2012, the total amount of accrued interest and penalties related to uncertain tax positions recognized in the consolidated balance sheet was $2.3 million ($1.8 million net of federal benefit).  The total amount of penalties and interest, net of federal benefit, related to income tax uncertainties recognized in the statement of income for the six month period ended June 30, 2012 was $0.3 million.  The total amount of accrued penalties and interest related to uncertain tax positions at June 30, 2012 of $2.6 million ($2.1 million net of federal benefit) is included in the total unrecognized tax benefits described above.

In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain.  In addition, respective tax authorities periodically audit our income tax returns.  These audits examine our significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions.  The 2008 through 2011 federal income tax returns are open tax years that remain subject to potential future audit.  The 2005 through 2007 federal tax years also remain open to a limited extent due to capital loss carryback claims.  State income tax returns for all years after 2007, and in certain states, income tax returns prior to 2008, are subject to potential future audit by tax authorities in the Company’s major state tax jurisdictions.

The Company is currently being audited in various state jurisdictions.  It is reasonably possible that the Company will settle the audits in these jurisdictions within the next 12-month period.  It is estimated that the Company’s liability for unrecognized tax benefits, including penalties and interest, could decrease by approximately $0.5 million to $3.2 million ($0.3 million to $2.1 million net of federal benefit) upon settlement of these audits.  Such settlements are not anticipated to have a significant impact on the results of operations.

8.     Pension Plan and Postretirement Benefits Other Than Pension

We provide a non-contributory retirement plan that covers substantially all employees and certain vested employees of our former parent company (the “Pension Plan”).  Benefits payable under the Pension Plan are based on employees’ years of service and compensation during the final 10 years of employment.  We also sponsor an unfunded defined benefit postretirement medical plan that covers substantially all employees, as well as Waddell & Reed and Legend advisors.  The medical plan is contributory with participant contributions adjusted annually.  The medical plan does not provide for post age 65 benefits with the exception of a small group of employees that were grandfathered when such plan was established.

The components of net periodic pension and other postretirement costs related to these plans are as follows:

	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	Three months ended June 30,		Three months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011	2012	2011	2012	2011
	(in thousands)				(in thousands)
Components of net periodic benefit cost:
Service cost	$2,478	1,850	173	140	4,687	3,551	346	279
Interest cost	1,973	1,861	100	100	3,785	3,598	200	201
Expected return on plan assets	(2,273)	(2,196)	—	—	(4,400)	(4,382)	—	—
Actuarial loss amortization	1,260	518	3	—	2,281	902	6	—
Prior service cost amortization	139	139	14	14	278	278	28	28
Transition obligation amortization	2	1	—	—	3	2	—	—

Total	$3,579	2,173	290	254	6,634	3,949	580	508

During the first six months of 2012, we contributed $15.0 million to the Pension Plan.  We do not expect to make additional contributions for the remainder of 2012.

9.   Stockholders’ Equity

Earnings per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands, except per share amounts)

Net income	$41,718	49,970	89,105	95,603

Weighted average shares outstanding - basic	86,093	86,264	85,848	86,040
Dilutive potential shares from stock options	2	11	3	17
Weighted average shares outstanding - diluted	86,095	86,275	85,851	86,057

Earnings per share:
Basic	$0.48	0.58	1.04	1.11
Diluted	$0.48	0.58	1.04	1.11

Anti-dilutive Securities

There were no anti-dilutive options for the three and six months ended June 30, 2012 or 2011.

Dividends

On April 18, 2012, the Board of Directors (the “Board”) approved a dividend on our common stock in the amount of $0.25 per share to stockholders of record as of July 11, 2012 to be paid on August 1, 2012.  The total dividend to be paid is approximately $21.5 million and is included in other current liabilities in the consolidated balance sheet at June 30, 2012.

Common Stock Repurchases

The Board has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in our stock-based compensation programs.

There were 944,988 shares and 782,316 shares repurchased in the open market or privately during the three months ended June 30, 2012 and 2011, respectively, which included 412,988 shares and 339,815 shares repurchased from employees tendering shares to cover their minimum income tax withholdings with respect to vesting of stock awards during the three months ended June 30, 2012 and 2011, respectively.  There were 945,354 shares and 957,673 shares repurchased in the open market or privately during the six months ended June 30, 2012 and 2011, respectively, which included 413,354 shares and 340,172 shares repurchased from employees tendering shares to cover their minimum income tax withholdings with respect to vesting of stock awards during each of these two periods.

10.  Share-Based Compensation

A summary of stock option activity and related information for the six months ended June 30, 2012 is presented in the table below.  All options outstanding expire prior to December 31, 2013.

	Options	Weighted average exercise price
Outstanding, December 31, 2011	27,595	$28.64
Granted	—	—
Exercised	—	—
Terminated/Cancelled	(16,224)	$33.94
Outstanding, June 30, 2012	11,371	$21.09
Exercisable, June 30, 2012	11,371	$21.09

On April 2, 2012, we granted 1,205,698 shares of nonvested stock with a fair value of $33.23 per share under the Company’s 1998 Stock Incentive Plan, as amended and restated (the “SI Plan”).  The value of those shares at the grant date, aggregating $40.1 million, will be amortized to expense over a four year vesting period.

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

We derive our revenues from providing investment management, investment product underwriting and distribution, and shareholder services administration primarily to mutual funds and institutional and separately managed accounts.  Investment management fees are based on the amount of average assets under management and are affected by sales levels, financial market conditions, redemptions and the composition of assets.  Our underwriting and distribution revenues consist of commissions derived from sales of investment and insurance products, Rule 12b-1 asset-based service and distribution fees, distribution fees on certain variable products, fees earned on fee-based asset allocation products, and related advisory services. The products sold have various commission structures and the revenues received from those sales vary based on the type and amount sold.  Shareholder service fee revenue includes transfer agency fees, custodian fees from retirement plan accounts, and portfolio accounting and administration fees, and is earned based on assets under management or number of client accounts.  Our major expenses are underwriting and distribution-related commissions, employee compensation, amortization of deferred sales commissions, subadvisory fee expenses and information technology expense.

One of our distinctive qualities is that we are a significant distributor of investment products.  Our retail products are distributed through our Advisors channel sales force of independent financial advisors or through our Wholesale channel, which includes third-parties such as other broker/dealers, registered investment advisors, and various retirement platforms.  We also market our investment advisory services to institutional investors, either directly or through consultants, through our Institutional channel.

Second Quarter Highlights

•                  We broadened our product line by launching the Ivy Global Equity Income Fund and modifying an existing fund to bring to market Ivy Global Income Allocation Fund.  These funds enhance our global product lineup and provide additional global equity and income allocation choices for investors.

•                  Our assets under management decreased 5% during the quarter, from $93.8 billion to $89.1 billion, driven by market depreciation.

•                  Net income decreased 17% compared to the second quarter of 2011, and our operating margin was 22.2%.

•                  We recorded a pre-tax charge of $5.0 million to reflect the impairment of certain capitalized software development costs.

•                  We recorded gains of $1.1 million from the sale of trading and available for sale mutual fund holdings.  Due to these gains, income tax expense was reduced by $0.3 million.

•                  Our balance sheet remains solid, and we ended the quarter with cash and investments of $505.5 million.

Assets Under Management

During the second quarter, assets under management decreased to $89.1 billion compared to $93.8 billion on March 31, 2012 due to market depreciation of $5.0 billion and minimal net flows.

Change in Assets Under Management(1)

	Second Quarter 2012
	Advisors	Wholesale	Institutional	Total
	(in millions)

Beginning Assets	$35,073	46,738	11,981	93,792

Sales (net of commissions)	1,046	3,864	567	5,477
Redemptions	(961)	(3,535)	(1,058)	(5,554)
Net Sales	85	329	(491)	(77)

Net Exchanges	(49)	48	—	(1)
Reinvested Dividends & Capital Gains	147	249	58	454
Net Flows	183	626	(433)	376

Market Depreciation	(1,410)	(2,985)	(654)	(5,049)
Ending Assets	$33,846	44,379	10,894	89,119

	Second Quarter 2011
	Advisors	Wholesale	Institutional	Total
	(in millions)

Beginning Assets	$34,922	44,742	10,407	90,071

Sales (net of commissions)	1,011	4,211	556	5,778
Redemptions	(1,058)	(2,566)	(709)	(4,333)
Net Sales	(47)	1,645	(153)	1,445

Net Exchanges	(56)	55	—	(1)
Reinvested Dividends & Capital Gains	128	117	28	273
Net Flows	25	1,817	(125)	1,717

Market Appreciation (Depreciation)	(104)	(1)	64	(41)
Ending Assets	$34,843	46,558	10,346	91,747

(1)         Includes all activity of the Funds and institutional and separate accounts, including money market funds and transactions at net asset value, accounts for which we receive no commissions.

Assets under management increased to $89.1 billion on June 30, 2012 compared to $83.2 billion on December 31, 2011 due to market appreciation of $4.3 billion and net flows of $1.7 billion.

	Year to Date 2012
	Advisors	Wholesale	Institutional	Total
	(in millions)

Beginning Assets	$31,709	40,954	10,494	83,157

Sales (net of commissions)	2,076	8,297	1,219	11,592
Redemptions	(2,003)	(6,981)	(1,565)	(10,549)
Net Sales	73	1,316	(346)	1,043

Net Exchanges	54	(56)	—	(2)
Reinvested Dividends & Capital Gains	214	336	88	638
Net Flows	341	1,596	(258)	1,679

Market Appreciation	1,796	1,829	658	4,283
Ending Assets	$33,846	44,379	10,894	89,119

	Year to Date 2011
	Advisors	Wholesale	Institutional	Total
	(in millions)

Beginning Assets	$33,181	40,883	9,609	83,673

Sales (net of commissions)	2,075	8,930	1,333	12,338
Redemptions	(2,048)	(5,728)	(1,240)	(9,016)
Net Sales	27	3,202	93	3,322

Net Exchanges	(118)	117	—	(1)
Reinvested Dividends & Capital Gains	182	117	44	343
Net Flows	91	3,436	137	3,664

Market Appreciation	1,571	2,239	600	4,410
Ending Assets	$34,843	46,558	10,346	91,747

Average assets under management, which are generally more indicative of trends in revenue for providing investment management services than the quarter over quarter change in ending assets under management, are presented below.

Average Assets Under Management

	Second Quarter 2012
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$23,897	37,597	10,651	$72,145
Fixed Income	8,788	6,991	766	16,545
Money Market	1,308	185	—	1,493
Total	$33,993	44,773	11,417	$90,183

	Second Quarter 2011
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$26,049	41,767	9,713	$77,529
Fixed Income	7,512	3,478	782	11,772
Money Market	1,157	281	—	1,438
Total	$34,718	45,526	10,495	$90,739

	Year to Date 2012
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$24,091	38,249	10,525	$72,865
Fixed Income	8,599	6,380	776	15,755
Money Market	1,312	205	—	1,517
Total	$34,002	44,834	11,301	$90,137

	Year to Date 2011
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$25,821	40,504	9,516	$75,841
Fixed Income	7,382	3,280	775	11,437
Money Market	1,195	276	—	1,471
Total	$34,398	44,060	10,291	$88,749

Results of Operations — Three and Six Months Ended June 30, 2012 as Compared with Three and Six Months Ended June 30, 2011

Net Income

	Three months ended
	June 30,
	2012	2011	Variance

Net Income (in thousands)	$41,718	49,970	-17%
Earnings per share:
Basic	$0.48	0.58	-17%
Diluted	$0.48	0.58	-17%

Operating Margin	22.2%	25.5%	-13%

	Six months ended
	June 30,
	2012	2011	Variance

Net Income (in thousands)	$89,105	95,603	-7%
Earnings per share:
Basic	$1.04	1.11	-6%
Diluted	$1.04	1.11	-6%

Operating Margin	23.0%	25.4%	-9%

We reported net income of $41.7 million, or $0.48 per diluted share, for the second quarter of 2012 compared to $50.0 million, or $0.58 per diluted share, for the second quarter of 2011.  For the six months ended June 30, 2012, net income was $89.1 million, or $1.04 per diluted share, compared to $95.6 million, or $1.11 per diluted share, for the six months ended June 30, 2011.

During the second quarter of 2012, we recorded a pre-tax charge of $5.0 million ($3.1 million net of taxes, or $0.04 per diluted share) to reflect the impairment of certain capitalized software development costs.  This charge is included in general and administrative expenses.  Our ongoing assessment and changes to our enterprise information technology infrastructure and software resulted in the decision to discontinue the usage of certain software.

Total Revenues

Total revenues decreased 1% to $308.2 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 due to a decrease in average assets under management of 1% and a decrease in gross sales of 5%.  For the six months ended June 30, 2012, total revenues increased $8.3 million, or 1% compared to the same period in the prior year due to an increase in average assets under management of 2%, offset by a decrease in gross sales of 6%.

	Three months ended
	June 30,
	2012	2011	Variance
	(in thousands, except percentage data)

Investment management fees	$134,213	138,985	-3%
Underwriting and distribution fees	139,944	137,354	2%
Shareholder service fees	34,051	33,606	1%
Total revenues	$308,208	309,945	-1%

	Six months ended
	June 30,
	2012	2011	Variance
	(in thousands, except percentage data)

Investment management fees	$269,113	270,629	-1%
Underwriting and distribution fees	277,434	270,117	3%
Shareholder service fees	68,279	65,773	4%
Total revenues	$614,826	606,519	1%

Investment Management Fee Revenues

Investment management fee revenues are earned for providing investment advisory services to the Funds and to institutional and separate accounts.  Investment management fee revenues decreased $4.8 million, or 3%, from last year’s second quarter.  For the six month period ended June 30, 2012, investment management fee revenues decreased $1.5 million, or 1%, compared to the same period in 2011.

Revenues from investment management services provided to our retail mutual funds, which are distributed through the Advisors, Wholesale and Institutional channels, were $123.5 million for the quarter ended June 30, 2012.  Revenues decreased $5.0 million, or 4%, compared to the second quarter of 2011, while the related retail average assets decreased 2% to $78.8 billion.  Investment management fee revenues decreased more than the related retail average assets due to a shift in assets to products with lower than average management fee rates.  For the six months ended June 30, 2012, revenues from investment management services provided to our retail mutual funds were $247.8 million.  Revenues decreased $2.3 million, or 1%, compared to the first six months of 2011, while the related retail average assets increased 1% to $78.8 billion.  Investment management fee revenues decreased more than the related retail average assets due in part to a shift in assets toward products with lower than average management fee rates and also due to the effect of recording management fee waivers, mostly for money market funds, as an offset to investment management fees.

Institutional account revenues were $10.7 million for the second quarter of 2012, representing an increase of $0.3 million, or 2%, from the second quarter of 2011, while average assets increased 9%.  For the six month period ended June 30, 2012, institutional account revenues were $21.3 million, an increase of 4% compared to the same period in 2011, and average assets increased 10%.  For both periods, account revenues increased less than the related average assets due to a decline in the average management fee rate.

Long-term redemption rates (which exclude money market fund redemptions) in the Advisors channel were 9.1% in the second quarter of 2012 and 9.6% year-to-date, compared to 10.1% in the second quarter of 2011 and 9.9% for the first six months of 2011.  In the Wholesale channel, long-term redemption rates were 31.5% for the quarter ended June 30, 2012, compared to 22.3% in the second quarter of 2011.  For the six months ended June 30, 2012, the Wholesale channel’s long-term redemption rate increased to 31.1% compared to 25.8% for the same period in 2011.  We expect the Advisors channel long-term redemption rate to remain lower than that of the Wholesale channel due to the personal and customized nature in which our financial advisors provide service to our clients.  Long-term redemption rates for our Institutional channel were 37.3% and 27.1% for the second quarter of 2012 and 2011, respectively, and 27.9% for the six month period ended June 30, 2012 compared to 24.3% for the same period in 2011.

Our overall redemption rate of 22.7% for the first six months of 2012 compares positively to the current year to date industry average of approximately 25%, based on data from the Investment Company Institute.

Underwriting and Distribution Fee Revenues and Expenses

The following tables summarize our underwriting and distribution fee revenues and expenses segregated by distribution method within the respective Advisors or Wholesale channel:

	Second Quarter 2012
	Advisors	Wholesale	Total
	(in thousands)

Revenue	$79,779	60,165	139,944
Expenses
Direct	55,813	66,142	121,955
Indirect	26,755	14,322	41,077
	82,568	80,464	163,032
Net Underwriting & Distribution	$(2,789)	(20,299)	(23,088)

	Second Quarter 2011
	Advisors	Wholesale	Total
	(in thousands)

Revenue	$74,018	63,336	137,354
Expenses
Direct	52,422	69,376	121,798
Indirect	23,724	11,697	35,421
	76,146	81,073	157,219
Net Underwriting & Distribution	$(2,128)	(17,737)	(19,865)

	Year to Date 2012
	Advisors	Wholesale	Total
	(in thousands)

Revenue	$156,459	120,975	277,434
Expenses
Direct	109,489	131,979	241,468
Indirect	53,122	27,917	81,039
	162,611	159,896	322,507
Net Underwriting & Distribution	$(6,152)	(38,921)	(45,073)

	Year to Date 2011
	Advisors	Wholesale	Total
	(in thousands)

Revenue	$146,573	123,544	270,117
Expenses
Direct	103,294	135,967	239,261
Indirect	46,515	23,447	69,962
	149,809	159,414	309,223
Net Underwriting & Distribution	$(3,236)	(35,870)	(39,106)

Underwriting and distribution revenues earned in the second quarter of 2012 increased $2.6 million, or 2%, compared with the second quarter of 2011 as a result of increased revenues in our Advisors channel of $5.8 million, partially offset by lower revenues in our Wholesale channel of $3.2 million.  Revenues from fee-based asset allocation products increased $7.3 million compared to the prior year.  Technology fees collected from our advisors of $0.9 million during the second quarter of 2012 resulted in an increase period over period as fees were netted in expense during the second quarter of 2011.  Partially offsetting these increases, variable annuity revenues decreased $0.9 million and financial plan revenues decreased $0.5 million.  Rule 12b-1 asset-based service and distribution fee revenues decreased $4.0 million, or 6%, as a result of a decrease in average mutual fund assets under management.

For the six months ended June 30, 2012, underwriting and distribution revenues increased $7.3 million, or 3%, compared with the six months ended June 30, 2011.  The increase was comprised of an increase in the Advisors channel of $9.9 million and a $2.6 million decrease in Wholesale channel revenues period over period.  Revenues from fee-based asset allocation products increased $15.6 million compared to the prior year.  Technology fees collected from our advisors of $1.9 million during the first half of 2012 resulted in an increase period over period as fees were netted in expense during 2011.  Partially offsetting these increases, variable annuity revenues decreased $3.5 million compared to the prior year, other front-load product sales revenues decreased $1.6 million and financial plan revenues decreased $0.8 million.  Rule 12b-1 asset-based service and distribution fee revenues decreased $4.4 million, or 3%, due to a decrease in average mutual fund assets under management.

Underwriting and distribution expenses increased by $5.8 million, or 4%, compared to the second quarter of 2011.  Direct expenses in the Advisors channel increased $3.4 million, or 6%, compared to the second quarter of 2011 due to increased commissions related to the sale of fee-based asset allocation products of $5.1 million and higher amortization expense of deferred sales commissions of $1.1 million, partially offset by decreased commissions on variable annuity product sales of $0.9 million and decreased Rule 12b-1 asset-based service and distribution expenses of $0.9 million.  Direct expenses in the Wholesale channel decreased by $3.2 million, due to decreased Rule 12b-1 asset-based service and distribution expenses of $2.3 million, lower dealer compensation paid to third party distributors and lower wholesaler commissions of $0.2 million from lower sales volumes.  Indirect expenses increased $5.7 million compared to the quarter ended June 30, 2011 due primarily to increased employee compensation and benefits expenses, pension expenses and marketing costs.  The second quarter of 2012 also included costs for an electronic books and records conversion initiative in our Advisors channel, which is expected to be complete during the third quarter of 2012.

For the six months ended June 30, 2012, underwriting and distribution expenses increased by $13.3 million, or 4%, compared to the first six months of 2011.  Direct expenses in the Advisors channel increased $6.2 million, or 6%, compared to 2011 due to increased commissions related to the sale of fee-based asset allocation products of $9.9 million and higher amortization expense of deferred sales commissions of $2.6 million, partially offset by decreased Rule 12b-1 asset-based service and distribution expenses of $2.0 million and decreased commissions of $2.7 million on variable annuity product sales.  Direct expenses in the Wholesale channel decreased by $4.0 million, due to decreased Rule 12b-1 asset-based service and distribution expenses of $2.0 million, lower dealer compensation paid to third party distributors and lower wholesaler commissions of $0.7 million from lower sales volumes.  For the six months ended June 30, 2012, indirect expenses increased $11.1 million compared to the same period in 2011 due primarily to increased employee compensation and benefits expenses, pension expenses and marketing costs.  The first six months of 2012 also included costs for an electronic books and records conversion initiative in our Advisors channel, which is expected to be complete during the third quarter of 2012.

Shareholder Service Fee Revenue

Shareholder service fee revenue primarily includes transfer agency fees, custodian fees from retirement plan accounts, and portfolio accounting and administration fees.  Portfolio accounting and administration fees are asset-based revenues or account-based revenues, while transfer agency fees and custodian fees from retirement plan accounts are based on the number of client accounts.  During the second quarter of 2012, shareholder service fee revenue increased $0.4 million, or 1%, over the second quarter of 2011.  An increase of $0.5 million due to higher asset-based fees quarter over quarter in certain share classes was partially offset by a $0.1 million decrease attributable to account-based revenues due to a 1% decrease in the average number of accounts.  For the six month period ended June 30, 2012, shareholder service fee revenue increased $2.5 million, or 4%, compared to the same period in 2011.  Of this increase, $1.9 million is due to higher asset-based fees in certain share classes and $0.6 million is attributable to account-based revenues due to a 3% increase in the average number of accounts.

Total Operating Expenses

Operating expenses increased $8.8 million, or 4%, in the second quarter of 2012 compared to the second quarter of 2011, primarily due to increased underwriting and distribution expenses and general and administrative expenses, partially offset by lower subadvisory fees.  For the six months ended June 30, 2012, operating expenses increased $20.9 million, or 5%, compared to the first six months of 2011, primarily due to increased underwriting and distribution expenses, compensation and related costs, and general and administrative expenses, partially offset by lower subadvisory fees.  Underwriting and distribution expenses are discussed above.

	Three Months Ended
	June 30,
	2012	2011	Variance
	(in thousands, except percentage data)
Underwriting and distribution	$163,032	157,219	4%
Compensation and related costs	42,973	42,092	2%
General and administrative	25,095	19,500	29%
Subadvisory fees	5,208	8,313	-37%
Depreciation	3,428	3,842	-11%
Total operating expenses	$239,736	230,966	4%

	Six Months Ended
	June 30,
	2012	2011	Variance
	(in thousands, except percentage data)
Underwriting and distribution	$322,507	309,223	4%
Compensation and related costs	88,376	82,567	7%
General and administrative	44,419	37,131	20%
Subadvisory fees	11,479	16,393	-30%
Depreciation	6,900	7,446	-7%
Total operating expenses	$473,681	452,760	5%

Compensation and Related Costs

On April 2, 2012, we granted 1,205,698 shares of nonvested stock with a fair value of $33.23 per share under the SI Plan.  The value of those shares at the grant date, aggregating $40.1 million, will be amortized to expense over a four year vesting period.

Compensation and related costs increased $0.9 million, or 2%, compared to the second quarter of 2011, due to higher base salaries of $1.5 million associated with increased headcount and annual salary increases and higher pension costs of $0.9 million.  Partially offsetting these increases, incentive compensation decreased $1.1 million compared to the second quarter of 2011, $0.1 million of which related to lower earnings on portfolio manager deferred compensation plans.  Share-based compensation decreased $0.7 million primarily due to a decrease in non-employee advisor (independent contractor) stock award amortization expense.

For the six months ended June 30, 2012, compensation and related costs increased $5.8 million, or 7%, compared to the first six months of 2011, due to higher base salaries of $3.1 million associated with increased headcount and annual salary increases, higher pension costs of $1.7 million and decreased capitalized software development activities of $0.6 million.  Share-based compensation increased $1.7 million compared to the first half of 2011 due to higher amortization expense associated with our April 2012 and December 2011 grants of nonvested stock compared to grants that became fully vested in 2011.  Partially offsetting these increases, incentive compensation decreased $1.5 million compared to the first six months of 2011, $0.3 million of which related to lower earnings on portfolio manager deferred compensation plans.

General and Administrative Costs

General and administrative expenses increased $5.6 million to $25.1 million for the second quarter of 2012 compared to the second quarter of 2011.  During the second quarter of 2012, we recorded a pre-tax charge of $5.0 million to reflect the impairment of certain capitalized software development costs.  Our ongoing assessment and changes to our enterprise information technology infrastructure and software resulted in the decision to discontinue the usage of certain software.  Excluding this charge, general and administrative costs increased $0.6 million.  The variance is due to increased dealer services costs and higher costs for temporary office staff.

For the six months ended June 30, 2012, general and administrative expenses increased $7.3 million compared to the same period in 2011.  Excluding the $5.0 million charge recorded in 2012, general and administrative expenses increased $2.3 million, due to increased dealer services costs of $2.0 million and higher costs for temporary office staff, partially offset by lower costs incurred for our national branding campaign that was launched in the first quarter of 2011, and reduced legal expenses.

Subadvisory Fees

Subadvisory fees represent fees paid to other asset managers for providing advisory services for certain mutual fund portfolios.  These expenses reduce our operating margin since we pay out approximately half of our management fee revenue received from subadvised products.  Gross management fee revenues for products subadvised by others were $10.3 million for the three months ended June 30, 2012 compared to $16.5 million for the second quarter of 2011 due to a 39% decrease in average net assets.  For the six months ended June 30, 2012, gross management fee revenues for products subadvised by others were $22.8 million compared to $32.6 million for the same period in 2011 due to a 31% decrease in average net assets.  Subadvisory expenses followed the same pattern of decrease compared to 2011.

Other Income and Expenses

Investment and Other Income, Interest Expense and Taxes

Investment and other income was $1.3 million for the quarter ended June 30, 2012, compared to $2.5 million in the same period a year ago.  We recorded gains of $0.2 million from the sale of available for sale mutual fund holdings during the second quarter of 2012, compared to gains of $2.0 million for the same period in 2011.  In our mutual fund trading portfolio, we recorded gains of $0.9 million during the quarter, compared to gains of $0.3 million in the second quarter of 2011.

For the six months ended June 30, 2012 and 2011, investment and other income was $5.3 million and $3.5 million, respectively.  In our mutual fund trading portfolio, we recorded gains of $2.9 million in 2012, compared to gains of $0.9 million in 2011.  We also recorded gains of $1.7 million from the sale of available for sale mutual fund holdings during the first six months of 2012, compared to $2.0 million during the first six months of 2011.  Included in 2012 were interest and gains related to debt securities of $0.7 million.

Interest expense was $2.8 million in the second quarter of both 2012 and 2011, and $5.7 million for the six month periods ended June 30, 2012 and 2011.

Our effective income tax rate was 37.7% for the second quarter of 2012, compared to 36.4% for the second quarter of 2011.  Due to the sale of a subsidiary in 2009, the Company has deferred tax assets related to capital loss carryforwards that are available to offset current and future capital gains.  In 2009, a valuation allowance was recorded on a portion of these capital losses due to the limited carryforward period permitted by law on losses of this character.  The higher effective tax rate in 2012 as compared to 2011 was attributable in part to a smaller release of this valuation allowance through income tax expense in 2012.  An increase in the fair value of the Company’s trading securities portfolio and realized capital gains on securities classified as available for sale in the second quarter of 2012 allowed for a release of the valuation allowance, thereby reducing income tax expense by $0.3 million.  Realized capital gains on securities classified as available for sale in the second quarter of 2011 allowed for the release of the valuation allowance, thereby reducing income tax expense by $0.8 million.

The second quarter 2012 and 2011 effective income tax rates, removing the effects of the valuation allowance, would have been 38.1% and 37.4%, respectively.  The increase in the adjusted effective income tax rate is primarily due to lower income before taxes in 2012, which increases the impact of non-deductible expenses on the effective income tax rate.  Additionally, the rate was lower in the second quarter of 2011 due to the recognition of a tax position previously considered partially uncertain.

Our effective income tax rate was 36.7% for the six months ended June 30, 2012, as compared to 36.9% for the six months ended June 30, 2011.  Excluding the $1.6 million decrease to the valuation allowance recorded through the statement of income for the six months ended June 30, 2012, the effective income tax rate would have been 37.9%.  Excluding the $1.0 million decrease to the valuation allowance recorded through the statement of income for the six months ended June 30, 2011, the effective income tax rate would have been 37.6%.  The increase in the adjusted effective income tax rate is primarily due to lower income before taxes in 2012, which increases the impact of non-deductible expenses on the effective income tax rate.

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

Pay Dividends

We paid quarterly dividends on our common stock that resulted in financing cash outflows of $43.0 million and $34.5 million for the first six months of 2012 and 2011, respectively.  The Board approved an increase in the quarterly dividend on our common stock from $0.20 per share to $0.25 per share beginning with our fourth quarter 2011 dividend, paid on February 1, 2012.

Repurchase Our Stock

We repurchased 945,354 shares and 957,673 shares of our common stock in the open market during the six months ended June 30, 2012 and 2011, respectively, resulting in cash outflows of $29.3 million and $37.7 million, respectively.

Operating Cash Flows

Cash from operations is our primary source of funds and decreased $72.1 million for the six months ended June 30, 2012 compared to the previous year.  The decrease is primarily due to net purchases of trading securities in 2012 compared to significant net sales of trading securities in 2011.

During the first six months of 2012, we contributed $15.0 million to our Pension Plan.  We do not expect to make additional contributions for the remainder of 2012.

Investing Cash Flows

Investing activities consist primarily of the purchase, sale and maturities of available for sale investment securities, as well as capital expenditures.  We expect our 2012 capital expenditures to be in the range of $12.0 to $15.0 million.

Financing Cash Flows

As noted previously, dividends and stock repurchases accounted for a majority of our financing cash outflows in the first six months of 2012 and 2011.

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

As of June 30, 2012, the Company’s annual impairment test indicated that goodwill and identifiable intangible assets were not impaired.  Related to goodwill, the fair value of the investment management and related services reporting unit exceeded its carrying value by more than 100% and the fair value of the Legend reporting unit exceeded its carrying value by 40%.  The fair value of our indefinite-life intangible assets exceeded their respective carrying values by 80%.

Supplemental Information

	Second	Second		Year to	Year to
	Quarter	Quarter		Date	Date
	2012	2011	Change	2012	2011	Change
Redemption rates - long term (annualized)
Advisors	9.1%	10.1%		9.6%	9.9%
Wholesale	31.5%	22.3%		31.1%	25.8%
Institutional	37.3%	27.1%		27.9%	24.3%
Total	23.9%	18.2%		22.7%	19.6%

Gross revenue per advisor (000’s)	42.2	40.2	5.0%	82.5	79.4	3.9%

Number of financial advisors	1,764	1,751	0.7%
Average number of financial advisors	1,767	1,737	1.7%	1,775	1,750	1.4%

Number of shareholder accounts (000’s)	4,139	4,087	1.3%

Number of shareholders	823,875	819,368	0.6%

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

Item 1A.        Risk Factors

The Company has had no material changes to its Risk Factors from those previously reported in the Company’s 2011 Form 10-K.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information about the shares of common stock we repurchased during the second quarter of 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program

April 1 - April 30	512,743	$32.77	512,743	n/a	(1)
May 1 - May 31	357,245	29.36	357,245	n/a	(1)
June 1 - June 30	75,000	26.95	75,000	n/a	(1)

Total	944,988	$31.02	944,988

(1)         On August 31, 1998, we announced that our Board of Directors approved a program to repurchase shares of our common stock on the open market.  Under the repurchase program, we are authorized to repurchase, in any seven-day period, the greater of (i) 3% of our outstanding common stock or (ii) $50 million of our common stock.  We may repurchase our common stock through the New York Stock Exchange, other national or regional market systems, electronic communication networks or alternative trading systems.  Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased.  Our Board of Directors reviewed and ratified the stock repurchase program in July 2004.  During the second quarter of 2012, all stock repurchases were made pursuant to the repurchase program and 412,988 shares, reflected in the table above, were purchased in connection with funding employee income tax withholding obligations arising from the vesting of nonvested shares.

Item 6.                                      Exhibits

31.1                        Section 302 Certification of Chief Executive Officer

31.2                        Section 302 Certification of Chief Financial Officer

32.1                        Section 906 Certification of Chief Executive Officer

32.2                        Section 906 Certification of Chief Financial Officer

101                           Materials from the Waddell & Reed Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Unaudited Consolidated Financial Statements, tagged in detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 2nd day of August 2012.

WADDELL & REED FINANCIAL, INC.

By:	/s/ Henry J. Herrmann
Chief Executive Officer, Chairman of the Board and Director
(Principal Executive Officer)

By:	/s/ Daniel P. Connealy
Senior Vice President
and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Brent K. Bloss
Senior Vice President - Finance and Treasurer
(Principal Accounting Officer)