Form 10-Q
period 2012-09-30
WADDELL & REED FINANCIAL INC
filed 2012-11-02
CIK 1052100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Class	Outstanding as of October 25, 2012
Class A common stock, $.01 par value	85,474,855

WADDELL & REED FINANCIAL, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

Quarter Ended September 30, 2012

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	September 30,	December 31,
	2012	2011
	(unaudited)

Assets:
Cash and cash equivalents	$373,077	323,916
Cash and cash equivalents - restricted	82,885	50,556
Investment securities	171,603	134,262
Receivables:
Funds and separate accounts	39,817	31,842
Customers and other	151,054	107,125
Deferred income taxes	6,418	11,848
Income taxes receivable	5,296	15,067
Prepaid expenses and other current assets	9,563	10,042
Assets of discontinued operations held for sale	15,175	14,953
Total current assets	854,888	699,611

Property and equipment, net	68,877	73,143
Deferred sales commissions, net	70,140	68,788
Goodwill and identifiable intangible assets	161,969	161,969
Deferred income taxes	16,023	4,878
Other non-current assets	12,539	13,533
Assets of discontinued operations held for sale	18,007	60,274
Total assets	$1,202,443	1,082,196

Liabilities:
Accounts payable	$113,763	51,951
Payable to investment companies for securities	106,329	104,304
Accrued compensation	52,577	42,670
Payable to third party brokers	49,798	41,125
Other current liabilities	41,909	42,246
Liabilities of discontinued operations held for sale	7,564	6,602
Total current liabilities	371,940	288,898

Long-term debt	190,000	190,000
Accrued pension and postretirement costs	48,497	56,548
Other non-current liabilities	23,516	22,900
Liabilities of discontinued operations held for sale	135	207
Total liabilities	634,088	558,553

Commitments and contingencies

Stockholders’ equity:
Preferred stock-$1.00 par value: 5,000 shares authorized; none issued	—	—
Class A Common stock-$0.01 par value: 250,000 shares authorized; 99,701 shares issued; 85,600 shares outstanding (85,564 shares outstanding at December 31, 2011)	997	997
Additional paid-in capital	225,758	216,426
Retained earnings	754,448	721,281
Cost of 14,101 common shares in treasury (14,137 at December 31, 2011)	(371,846)	(366,954)
Accumulated other comprehensive loss	(41,002)	(48,107)
Total stockholders’ equity	568,355	523,643
Total liabilities and stockholders’ equity	$1,202,443	1,082,196

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited, in thousands, except for per share data)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2012	2011	2012	2011

Revenues:
Investment management fees	$138,364	133,495	407,477	404,123
Underwriting and distribution fees	122,819	115,786	367,659	353,928
Shareholder service fees	32,182	31,060	95,786	91,920

Total	293,365	280,341	870,922	849,971

Operating expenses:
Underwriting and distribution	147,408	138,111	439,961	419,628
Compensation and related costs (including share-based compensation of $12,299, $11,473, $36,217 and $33,676, respectively)	42,343	36,105	128,432	116,618
General and administrative	15,774	20,979	57,172	54,920
Subadvisory fees	4,921	7,291	16,400	23,684
Depreciation	3,188	3,866	9,876	11,074

Total	213,634	206,352	651,841	625,924

Operating income	79,731	73,989	219,081	224,047
Investment and other income	2,632	(4,178)	7,906	(771)
Interest expense	(2,826)	(2,837)	(8,477)	(8,569)

Income from continuing operations before provision for income taxes	79,537	66,974	218,510	214,707
Provision for income taxes	27,421	27,603	78,332	81,871

Income from continuing operations	52,116	39,371	140,178	132,836
Income (loss) from discontinued operations, net of tax expense of $473, $358, $1,278 and $1,966, respectively	(43,590)	463	(42,547)	2,601

Net income	$8,526	39,834	97,631	135,437

Net income per share, basic and diluted:
Income from continuing operations	$0.61	0.46	1.63	1.55
Income (loss) from discontinued operations	(0.51)	—	(0.49)	0.03
Net income	$0.10	0.46	1.14	1.58

Weighted average shares outstanding:
Basic	85,753	85,776	85,817	85,951
Diluted	85,755	85,782	85,819	85,964

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2012	2011	2012	2011

Net income	$8,526	39,834	97,631	135,437

Other comprehensive income:

Unrealized appreciation (depreciation) of available for sale investment securities during the period, net of income taxes of $1,427, $(3,768), $2,916 and $(3,297), respectively	2,439	(6,458)	4,987	(5,657)

Valuation allowance on investment securities’ deferred tax asset during the period	888	(3,873)	1,755	(4,129)

Pension and postretirement benefits, net of income taxes of $481, $212, $1,528 and $644, respectively	816	393	2,364	1,171

Reclassification adjustment for amounts included in net income, net of income taxes of $(537), $(100), $(1,160), and $(830)	(928)	(172)	(2,001)	(1,428)

Comprehensive income	$11,741	29,724	104,736	125,394

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the Nine Months Ended September 30, 2012

(Unaudited, in thousands)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity

Balance at December 31, 2011	99,701	$997	216,426	721,281	(366,954)	(48,107)	523,643

Net income	—	—	—	97,631	—	—	97,631
Recognition of share-based compensation	—	—	37,146	—	—	—	37,146
Issuance of nonvested shares	—	—	(31,112)	—	31,112	—	—
Dividends accrued, $0.75 per share	—	—	—	(64,464)	—	—	(64,464)
Excess tax benefits from share-based payment arrangements	—	—	3,298	—	—	—	3,298
Repurchase of common stock	—	—	—	—	(36,004)	—	(36,004)
Unrealized appreciation of available for sale investment securities	—	—	—	—	—	4,987	4,987
Valuation allowance on investment securities’ deferred tax asset	—	—	—	—	—	1,755	1,755
Pension and postretirement benefits	—	—	—	—	—	2,364	2,364
Reclassification adjustment for amounts included in net income	—	—	—	—	—	(2,001)	(2,001)

Balance at September 30, 2012	99,701	$997	225,758	754,448	(371,846)	(41,002)	568,355

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the nine months
	ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$97,631	135,437
Adjustments to reconcile net income to net cash provided by operating activities:
Write-down of impaired assets	42,373	—
Depreciation and amortization	11,369	12,080
Amortization of deferred sales commissions	40,142	40,178
Share-based compensation	37,146	34,490
Excess tax benefits from share-based payment arrangements	(3,298)	(7,873)
Gain on sale of available for sale investment securities	(3,163)	(2,258)
Net purchases and sales or maturities of trading securities	(37,806)	63,543
Loss on trading securities	330	2,740
Loss on sale and retirement of property and equipment	5,205	1,697
Deferred income taxes	(7,243)	(1,368)
Changes in assets and liabilities:
Cash and cash equivalents - restricted	(32,662)	25,535
Receivables from funds and separate accounts	(7,975)	(2,708)
Other receivables	(44,204)	(29,969)
Other assets	1,550	(549)
Deferred sales commissions	(41,494)	(46,925)
Accounts payable and payable to investment companies	63,995	(2,865)
Other liabilities	28,491	17,453

Net cash provided by operating activities	$150,387	238,638

Cash flows from investing activities:
Purchases of available for sale investment securities	(41,676)	(99,297)
Proceeds from sales and maturities of available for sale investment securities	48,431	92,276
Additions to property and equipment	(11,270)	(14,359)
Proceeds from sales of property and equipment	37	5

Net cash used in investing activities	$(4,478)	(21,375)

Cash flows from financing activities:
Dividends paid	(64,455)	(51,672)
Repurchase of common stock	(36,004)	(57,100)
Exercise of stock options	—	4,822
Excess tax benefits from share-based payment arrangements	3,298	7,873

Net cash used in financing activities	$(97,161)	(96,077)
Net increase in cash and cash equivalents	48,748	121,186
Cash and cash equivalents at beginning of period	327,083	195,315
Cash and cash equivalents at end of period	375,831	316,501
Less cash and cash equivalents of discontinued operations at end of period	2,754	2,516
Cash and cash equivalents of continuing operations at end of period	$373,077	313,985

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

In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only a normal and recurring nature) necessary to present fairly our financial position at September 30, 2012, the results of operations for the three and nine months ended September 30, 2012 and 2011, and cash flows for the nine months ended September 30, 2012 and 2011 in conformity with accounting principles generally accepted in the United States.

During the third quarter of 2012, the Company committed to a plan to sell its Legend group of subsidiaries (“Legend”) and on October 29, 2012 the Company signed a definitive agreement to execute the transaction.  The sale is expected to close in January 2013.  The operational results of Legend have been reclassified as discontinued operations in our unaudited consolidated financial statements for the three months and nine months ended September 30, 2012 and 2011 and as of December 31, 2011.  See Note 5 to the consolidated financial statements for further information.

2.              Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and short-term investments.  We consider all highly liquid investments with maturities upon acquisition of 90 days or less to be cash equivalents.  Cash and cash equivalents — restricted represents cash held for the benefit of customers segregated in compliance with federal and other regulations.

3.              Investment Securities

Investment securities at September 30, 2012 and December 31, 2011 are as follows:

	Amortized	Unrealized	Unrealized
September 30, 2012	cost	gains	losses	Fair value
	(in thousands)
Available for sale securities:
Mortgage-backed securities	$9	1	—	10
Municipal bonds	1,371	15	—	1,386
Corporate bonds	30,624	299	—	30,923
Affiliated mutual funds	63,442	2,871	(1,015)	65,298
	$95,446	3,186	(1,015)	97,617

Trading securities:
Mortgage-backed securities				45
Municipal bonds				501
Corporate bonds				17,196
Common stock				35
Affiliated mutual funds				56,209
				73,986

Total investment securities				$171,603

	Amortized	Unrealized	Unrealized
December 31, 2011	cost	gains	losses	Fair value
	(in thousands)
Available for sale securities:
Mortgage-backed securities	9	2	—	11
Municipal bonds	2,549	—	(13)	2,536
Corporate bonds	45,893	170	(89)	45,974
Affiliated mutual funds	51,456	2,738	(5,379)	48,815
	$99,907	2,910	(5,481)	97,336

Trading securities:
Mortgage-backed securities				63
Municipal bonds				500
Corporate bonds				17,319
Common stock				37
Affiliated mutual funds				19,007
				36,926

Total investment securities				$134,262

Purchases of trading securities during the nine months ended September 30, 2012 were $74.5 million; $50.0 million of which represented seed money for two funds.  Sales of trading securities were $41.9 million for the same period.

A summary of available for sale debt securities and affiliated mutual funds with fair values below carrying values at September 30, 2012 and December 31, 2011 is as follows:

	Less than 12 months		12 months or longer		Total
		Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2012	Fair value	losses	value	losses	value	losses
	(in thousands)
Affiliated mutual funds	$21,535	(345)	18,056	(670)	39,591	(1,015)
Total temporarily impaired securities	$21,535	(345)	18,056	(670)	39,591	(1,015)

	Less than 12 months		12 months or longer		Total
		Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2011	Fair value	losses	value	losses	value	losses
	(in thousands)
Municipal bonds	$—	—	2,536	(13)	2,536	(13)
Corporate bonds	16,769	(89)	—	—	16,769	(89)
Affiliated mutual funds	36,801	(5,362)	209	(17)	37,010	(5,379)
Total temporarily impaired securities	$53,570	(5,451)	2,745	(30)	56,315	(5,481)

Based upon our assessment of these affiliated mutual funds, the time frame investments have been in a loss position, and our intent to hold affiliated mutual funds until they have recovered, we determined that a write-down was not necessary at September 30, 2012.

Mortgage-backed securities, municipal bonds and corporate bonds accounted for as available for sale and held as of September 30, 2012 mature as follows:

	Amortized cost	Fair value
	(in thousands)
Within one year	$15,617	15,685
After one year but within 10 years	16,387	16,634
	$32,004	32,319

Mortgage-backed securities, municipal bonds and corporate bonds accounted for as trading and held as of September 30, 2012 mature as follows:

Fair value
(in thousands)
Within one year	$5,010
After one year but within 10 years	12,732
$17,742

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

The following tables summarize our investment securities as of September 30, 2012 and December 31, 2011 that are recognized in our consolidated balance sheets using fair value measurements based on the differing levels of inputs:

September 30, 2012	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage-backed securities	$—	55	—	55
Municipal bonds	—	1,887	—	1,887
Corporate bonds	—	48,119	—	48,119
Common stock	35	—	—	35
Affiliated mutual funds	121,507	—	—	121,507
Total	$121,542	50,061	—	171,603

December 31, 2011	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage-backed securities	$—	74	—	74
Municipal bonds	—	3,036	—	3,036
Corporate bonds	—	63,293	—	63,293
Common stock	37	—	—	37
Affiliated mutual funds	67,822	—	—	67,822
Total	$67,859	66,403	—	134,262

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

5.              Discontinued Operations

During the third quarter of 2012, the Company committed to a plan to sell Legend.  On October 29, 2012, the Company signed a definitive agreement with First Allied Holdings Inc. to sell all of the common interests of Legend Group Holdings, LLC.  The sale is expected to close in January 2013, subject to regulatory approvals customary for this type of transaction.  Based on the value of the consideration the Company expects to receive upon closing of the proposed sale, which is less than the carrying value of net assets to be sold, the Company recorded a non-cash impairment charge of $42.4 million, which is reflected in income (loss) from discontinued operations on the statement of income.  The consideration received is subject to working capital and regulatory capital adjustments through the closing date.  The agreement also includes an earnout provision based on asset retention for a period of two years following the closing date.

The operational results of Legend have been presented as discontinued operations in the unaudited consolidated financial statements for the three and nine months ended September 30, 2012 and 2011.  Legend’s revenues and income (loss) before provision for income taxes follow:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2012	2011	2012	2011
	(in thousands)

Revenues	$18,041	17,408	55,310	54,298

Income (loss) before provision for income taxes	$(43,117)	821	(41,269)	4,567

For income tax purposes, the sale will result in a $48.3 million capital loss that may only be utilized to offset future capital gains.  Due to the character of the loss and the limited carry forward period permitted by law, the Company may not realize the full tax benefit of the capital loss.

The assets and liabilities of Legend, classified as discontinued operations held for sale in the balance sheet at September 30, 2012 and December 31, 2011 are as follows:

	September 30,	December 31,
	2012	2011
	(in thousands)
Assets
Cash and cash equivalents	$2,754	3,167
Cash and cash equivalents - restricted	346	13
Investment securities	1,342	1,235
Receivables	10,146	9,871
Prepaid expenses and other current assets	587	667
Total current assets	15,175	14,953

Property and equipment, net	989	885
Goodwill	16,868	59,241
Other non-current assets	150	148
Total non-current assets	18,007	60,274

Total assets	33,182	75,227

Liabilities
Accrued compensation	6,625	5,812
Other current liabilities	939	790
Total current liabilities	7,564	6,602

Total non-current liabilities	135	207

Total liabilities	7,699	6,809

Assets less liabilities	$25,483	68,418

6.              Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of purchase price over the tangible assets and identifiable intangible assets of an acquired business.  Our goodwill is not deductible for tax purposes.  Goodwill and identifiable intangible assets (all considered indefinite lived) are as follows:

	September 30,	December 31,
	2012	2011
	(in thousands)

Goodwill	$138,947	138,947
Accumulated amortization	(31,977)	(31,977)
Total goodwill	106,970	106,970

Mutual fund management advisory contracts	38,699	38,699
Mutual fund management subadvisory contracts	16,300	16,300
Total identifiable intangible assets	54,999	54,999

Total	$161,969	161,969

During the third quarter of 2012, $59.2 million of goodwill related to Legend was allocated to assets of discontinued operations held for sale. Amounts at December 31, 2011 have been adjusted to reflect this change. During the third quarter of 2012, $42.4 million of goodwill related to Legend was written down and included in the loss from discontinued operations in the statement of income.

7.              Indebtedness

Debt is reported at its carrying amount in the consolidated balance sheets.  The fair value of the Company’s outstanding indebtedness is approximately $207.2 million at September 30, 2012 compared to the carrying value of $190.0 million.  Fair value is calculated based on Level 2 inputs.

8.              Income Tax Uncertainties

As of January 1, 2012 and September 30, 2012, the Company had unrecognized tax benefits, including penalties and interest, of $9.8 million ($6.9 million net of federal benefit) and $11.0 million ($7.7 million net of federal benefit), respectively, that if recognized, would impact the Company’s effective tax rate.  Unrecognized tax benefits that are not expected to be settled within the next 12 months are included in other liabilities in the consolidated balance sheets; unrecognized tax benefits that are expected to be settled within the next 12 months are included in income taxes payable.

The Company’s accounting policy with respect to interest and penalties related to income tax uncertainties is to classify these amounts as income taxes.  As of January 1, 2012, the total amount of accrued interest and penalties related to uncertain tax positions recognized in the consolidated balance sheet was $2.3 million ($1.8 million net of federal benefit).  The total amount of penalties and interest, net of federal benefit, related to income tax uncertainties recognized in the statement of income for the nine month period ended September 30, 2012 was $0.2 million.  The total amount of accrued penalties and interest related to uncertain tax positions at September 30, 2012 of $2.6 million ($2.1 million net of federal benefit) is included in the total unrecognized tax benefits described above.

In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain.  In addition, respective tax authorities periodically audit our income tax returns.  These audits examine our significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions.  The 2009 through 2011 federal tax years remain open and subject to potential future audit.  The 2006 and 2007 federal tax years also remain open to a limited extent due to capital loss carryback claims.  State income tax returns for all years after 2008, and in certain states, income tax returns prior to 2009, are subject to potential future audit by tax authorities in the Company’s major state tax jurisdictions.

The Company is currently being audited in various state jurisdictions.  It is reasonably possible that the Company will settle the audits in these jurisdictions within the next 12-month period.  It is estimated that the Company’s liability for unrecognized tax benefits, including penalties and interest, could decrease by approximately $0.6 million to $3.5 million ($0.4 million to $2.3 million net of federal benefit) upon settlement of these audits.  Such settlements are not anticipated to have a significant impact on the results of operations.

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

The components of net periodic pension and other postretirement costs related to these plans are as follows:

	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	Three months ended September 30,		Three months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011	2012	2011	2012	2011
	(in thousands)				(in thousands)
Components of net periodic benefit cost:
Service cost	$2,343	1,775	173	139	7,030	5,326	519	418
Interest cost	1,893	1,799	100	100	5,678	5,397	300	301
Expected return on plan assets	(2,200)	(2,191)	—	—	(6,600)	(6,573)	—	—
Actuarial loss amortization	1,141	451	3	—	3,422	1,353	9	—
Prior service cost amortization	139	139	14	14	417	417	42	42
Transition obligation amortization	1	1	—	—	4	3	—	—

Total	$3,317	1,974	290	253	9,951	5,923	870	761

During the first nine months of 2012, we contributed $15.0 million to the Pension Plan.  We do not expect to make additional contributions for the remainder of 2012.

10.   Stockholders’ Equity

Earnings per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands, except per share amounts)

Net income from continuing operations	$52,116	39,371	140,178	132,836

Weighted average shares outstanding - basic	85,753	85,776	85,817	85,951
Dilutive potential shares from stock options	2	6	2	13
Weighted average shares outstanding - diluted	85,755	85,782	85,819	85,964

Earnings per share from continuing operations
Basic	$0.61	0.46	1.63	1.55
Diluted	$0.61	0.46	1.63	1.55

Anti-dilutive Securities

There were no anti-dilutive options for the three and nine months ended September 30, 2012, or the nine months ended September 30, 2011.  Options to purchase 27 thousand shares of our common stock were excluded from the diluted earnings per share calculation for the three months ended September 30, 2011 because they were anti-dilutive.

Dividends

On July 18, 2012, the Board of Directors (the “Board”) approved a dividend on our common stock in the amount of $0.25 per share to stockholders of record as of October 11, 2012 to be paid on November 1, 2012.  The total dividend to be paid is approximately $21.4 million and is included in other current liabilities in the consolidated balance sheet at September 30, 2012.

Common Stock Repurchases

The Board has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in our stock-based compensation programs.

There were 213,366 shares and 651,878 shares repurchased in the open market or privately during the three months ended September 30, 2012 and 2011, respectively, which included 1,966 shares and 1,355 shares repurchased from employees tendering shares to cover their minimum income tax withholdings with respect to vesting of stock awards during the three months ended September 30, 2012 and 2011, respectively.  There were 1,158,720 shares and 1,609,551 shares repurchased in the open market or privately during the nine months ended September 30, 2012 and 2011, respectively, which included 415,320 shares and 341,527 shares repurchased from employees tendering shares to cover their minimum income tax withholdings with respect to vesting of stock awards during each of these two periods.

11.  Share-Based Compensation

A summary of stock option activity and related information for the nine months ended September 30, 2012 is presented in the table below.  All options outstanding expire prior to December 31, 2013.

	Options	Weighted average exercise price
Outstanding, December 31, 2011	27,595	$28.64
Granted	—	—
Exercised	—	—
Terminated/Cancelled	(16,224)	$33.94
Outstanding, September 30, 2012	11,371	$21.09
Exercisable, September 30, 2012	11,371	$21.09

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

Subsequently, the Company moved for summary judgment on Plaintiffs’ individual California claims.  The court issued an order on August 20, 2012 granting the Company’s summary judgment motions, holding that Plaintiff’s individual California claims fail as a matter of law.  This order effectively dismissed Plaintiffs from the case, both individually and as putative class representatives.

However, in its August 20, 2012 order, the court also granted Plaintiffs’ motion to add a new individual and putative class representative to the action, effectively replacing the originally named Plaintiffs.  The newly named Plaintiff intends to continue to pursue the California claims referenced above on behalf of the putative class, as well as newly added representative derivative claims under the California Private Attorney General Act.

The Company has moved for summary judgment, asking the court to dismiss the newly named Plaintiff’s individual claims.  The arguments made in support of this request are the same as those that prevailed in the Taylor and Young motions for summary judgment.  If the court grants the pending motion, it will effectively dismiss all remaining claims in the case.

An adverse determination in this matter could have a material adverse impact on the financial position and results of operations of the Company.  The Company intends to continue to vigorously defend against all claims.

At this stage in this litigation, based upon the information currently available to the Company, the Company is not able to determine that an unfavorable outcome is remote, reasonably possible, or probable, and the Company has determined that it cannot reasonably estimate either the amount or the range of possible losses that would result if plaintiffs were to prevail, therefore, the Company has not made any accruals for damages with respect to this matter in its consolidated financial statements.

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

Third Quarter Highlights

•                  During the third quarter of 2012, the Company committed to a plan to sell its Legend group of subsidiaries (“Legend”).  On October 29, 2012, the Company signed a definitive agreement with First Allied Holdings Inc. to sell all of the common interests of Legend Group Holdings, LLC.  The sale is expected to close in January 2013, subject to regulatory approvals customary for this type of transaction.  Based on the value of the consideration the Company expects to receive upon closing of the proposed sale of Legend, which is less than the carrying value of net assets to be sold, the Company recorded a non-cash impairment charge of $42.4 million, which is reflected in income (loss) from discontinued operations on the statement of income.  The consideration received is subject to working capital and regulatory capital adjustments through the closing date.  The agreement also includes an earnout provision based on asset retention for a period of two years following the closing date.

The operational results of Legend have been reclassified as discontinued operations in the unaudited consolidated financial statements for the three months and nine months ended September 30, 2012 and 2011.  Unless stated otherwise, any reference to income statement items refers to results from continuing operations.  For income tax purposes, the sale will result in a $48.3 million capital loss that may only be utilized to offset future capital gains.  Due to the character of the loss and the limited carry forward period permitted by law, the Company may not realize the full tax benefit of the capital loss.

•                  Our assets under management increased 6% during the quarter, from $89.1 billion to $94.8 billion, driven by market appreciation.

•                  Income from continuing operations increased 32% compared to the third quarter of 2011, and our operating margin was 27.2%, an improvement of 3% over prior year third quarter.

•                  We recorded gains of $2.9 million from the sale of trading and available for sale mutual fund holdings.  Due to these gains, income tax expense was reduced by $1.0 million.

•                  Our balance sheet remains solid, and we ended the quarter with cash and investments of $544.7 million.

Assets Under Management

During the third quarter, assets under management increased to $94.8 billion compared to $89.1 billion on June 30, 2012 due to market appreciation of $4.9 billion and net flows of $0.8 billion.

Change in Assets Under Management(1)

	Third Quarter 2012
	Advisors	Wholesale	Institutional	Total
	(in millions)

Beginning Assets	$33,846	44,379	10,894	89,119

Sales (net of commissions)	906	3,563	721	5,190
Redemptions	(1,019)	(3,088)	(532)	(4,639)
Net Sales	(113)	475	189	551

Net Exchanges	(60)	59	—	(1)
Reinvested Dividends & Capital Gains	98	136	42	276
Net Flows	(75)	670	231	826

Market Appreciation	1,603	2,601	660	4,864
Ending Assets	$35,374	47,650	11,785	94,809

	Third Quarter 2011
	Advisors	Wholesale	Institutional	Total
	(in millions)

Beginning Assets	$34,843	46,558	10,346	91,747

Sales (net of commissions)	867	3,957	1,625	6,449
Redemptions	(1,004)	(3,515)	(737)	(5,256)
Net Sales	(137)	442	888	1,193

Net Exchanges	(79)	79	—	—
Reinvested Dividends & Capital Gains	83	29	18	130
Net Flows	(133)	550	906	1,323

Market Depreciation	(4,950)	(8,970)	(1,694)	(15,614)
Ending Assets	$29,760	38,138	9,558	77,456

(1)       Includes all activity of the Funds and institutional and separate accounts, including money market funds and transactions at net asset value, accounts for which we receive no commissions.

Assets under management increased to $94.8 billion on September 30, 2012 compared to $83.2 billion on December 31, 2011 due to market appreciation of $9.1 billion and net flows of $2.5 billion.

	Year to Date 2012
	Advisors	Wholesale	Institutional	Total
	(in millions)

Beginning Assets	$31,709	40,954	10,494	83,157

Sales (net of commissions)	2,982	11,860	1,940	16,782
Redemptions	(3,022)	(10,069)	(2,097)	(15,188)
Net Sales	(40)	1,791	(157)	1,594

Net Exchanges	(6)	3	—	(3)
Reinvested Dividends & Capital Gains	312	472	130	914
Net Flows	266	2,266	(27)	2,505

Market Appreciation	3,399	4,430	1,318	9,147
Ending Assets	$35,374	47,650	11,785	94,809

	Year to Date 2011
	Advisors	Wholesale	Institutional	Total
	(in millions)

Beginning Assets	$33,181	40,883	9,609	83,673

Sales (net of commissions)	2,942	12,887	2,958	18,787
Redemptions	(3,053)	(9,242)	(1,977)	(14,272)
Net Sales	(111)	3,645	981	4,515

Net Exchanges	(196)	194	—	(2)
Reinvested Dividends & Capital Gains	266	146	63	475
Net Flows	(41)	3,985	1,044	4,988

Market Depreciation	(3,380)	(6,730)	(1,095)	(11,205)
Ending Assets	$29,760	38,138	9,558	77,456

Average assets under management, which are generally more indicative of trends in revenue for providing investment management services than the quarter over quarter change in ending assets under management, are presented below.

Average Assets Under Management

	Third Quarter 2012
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$24,221	37,381	10,699	$72,301
Fixed Income	9,164	8,374	788	18,326
Money Market	1,304	174	—	1,478
Total	$34,689	45,929	11,487	$92,105

	Third Quarter 2011
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$23,908	40,009	9,726	$73,643
Fixed Income	7,740	3,705	786	12,231
Money Market	1,213	347	—	1,560
Total	$32,861	44,061	10,512	$87,434

	Year to Date 2012
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$24,135	37,958	10,583	$72,676
Fixed Income	8,789	7,049	780	16,618
Money Market	1,309	195	—	1,504
Total	$34,233	45,202	11,363	$90,798

	Year to Date 2011
	Advisors	Wholesale	Institutional	Total
	(in millions)

Asset Class:
Equity	$25,176	40,337	9,587	$75,100
Fixed Income	7,503	3,423	779	11,705
Money Market	1,201	300	—	1,501
Total	$33,880	44,060	10,366	$88,306

Results of Operations — Three and Nine Months Ended September 30, 2012 as Compared with Three and Nine Months Ended September 30, 2011

Net Income

	Three months ended
	September 30,
	2012	2011	Variance

Net Income (in thousands)	$8,526	39,834	-79%
Income from continuing operations	52,116	39,371	32%
Earnings per share, basic and diluted
Net Income	$0.10	0.46	-78%
Income from continuing operations	$0.61	0.46	33%

Operating Margin	27.2%	26.4%	3%

	Nine months ended
	September 30,
	2012	2011	Variance

Net Income (in thousands)	$97,631	135,437	-28%
Income from continuing operations	140,178	132,836	6%
Earnings per share, basic and diluted
Net Income	$1.14	1.58	-28%
Income from continuing operations	$1.63	1.55	5%

Operating Margin	25.2%	26.4%	-5%

We reported income from continuing operations of $52.1 million, or $0.61 per diluted share, for the third quarter of 2012 compared to $39.4 million, or $0.46 per diluted share, for the third quarter of 2011.  For the nine months ended September 30, 2012, income from continuing operations was $140.2 million, or $1.63 per diluted share, compared to $132.8 million, or $1.55 per diluted share, for the nine months ended September 30, 2011.

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

Total Revenues

Total revenues increased 5% to $293.4 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 due to an increase in average assets under management of 5%, offset by a decrease in gross sales of 20%.  For the nine months ended September 30, 2012, total revenues increased $21.0 million, or 2%, compared to the same period in the prior year due to an increase in average assets under management of 3%, offset by a decrease in gross sales of 11%.

	Three months ended
	September 30,
	2012	2011	Variance
	(in thousands, except percentage data)

Investment management fees	$138,364	133,495	4%
Underwriting and distribution fees	122,819	115,786	6%
Shareholder service fees	32,182	31,060	4%
Total revenues	$293,365	280,341	5%

	Nine months ended
	September 30,
	2012	2011	Variance
	(in thousands, except percentage data)

Investment management fees	$407,477	404,123	1%
Underwriting and distribution fees	367,659	353,928	4%
Shareholder service fees	95,786	91,920	4%
Total revenues	$870,922	849,971	2%

Investment Management Fee Revenues

Investment management fee revenues are earned for providing investment advisory services to the Funds and to institutional and separate accounts.  Investment management fee revenues increased $4.9 million, or 4%, from last year’s third quarter.  For the nine month period ended September 30, 2012, investment management fee revenues increased $3.4 million, or 1%, compared to the same period in 2011.

Revenues from investment management services provided to our retail mutual funds, which are distributed through the Advisors, Wholesale and Institutional channels, were $127.5 million for the quarter ended September 30, 2012.  Revenues increased $4.1 million, or 3%, compared to the third quarter of 2011, while the related retail average assets increased 5% to $80.6 billion.  For the nine months ended September 30, 2012, revenues from investment management services provided to our retail mutual funds were $375.3 million.  Revenues increased $1.8 million, or 1%, compared to the first nine months of 2011, while the related retail average assets increased 2% to $79.4 billion.  For both periods, investment management fee revenues increased less than the related retail average assets due to a shift in assets to products with lower than average management fee rates.

Institutional account revenues were $10.9 million for the third quarter of 2012, representing an increase of $0.8 million, or 8%, from the third quarter of 2011, while average assets increased 9%.  For the nine month period ended September 30, 2012, institutional account revenues were $32.2 million, an increase of 5% compared to the same period in 2011, and average assets increased 10%.  For both periods, account revenues increased less than the related average assets due to a decline in the average management fee rate.

Long-term redemption rates (which exclude money market fund redemptions) in the Advisors channel were 9.7% in both the third quarter of 2012 and year-to-date in 2012, compared to 10.0% in the third quarter of 2011 and 9.9% for the first nine months of 2011.  In the Wholesale channel, long-term redemption rates were 26.6% for the quarter ended September 30, 2012, compared to 31.0% in the third quarter of 2011.  For the nine months ended September 30, 2012, the Wholesale channel’s long-term redemption rate increased to 30.0% compared to 27.6% for the same period in 2011.  We expect the Advisors channel long-term redemption rate to remain lower than that of the Wholesale channel due to the personal and customized nature in which our financial advisors provide service to our clients.  Long-term redemption rates for our Institutional channel were 18.4% and 27.8% for the third quarter of 2012 and 2011, respectively, and 24.7% for the nine month period ended September 30, 2012 compared to 25.5% for the same period in 2011.

Our overall redemption rate of 21.6% for the first nine months of 2012 compares positively to the current year to date industry average of approximately 25%, based on data from the Investment Company Institute.

Underwriting and Distribution Fee Revenues and Expenses

The following tables summarize our underwriting and distribution fee revenues and expenses segregated by distribution method within the respective Advisors or Wholesale channel:

	Third Quarter 2012
	Advisors	Wholesale	Total
	(in thousands)

Revenue	$78,160	44,659	122,819
Expenses
Direct	54,246	57,390	111,636
Indirect	25,727	10,045	35,772
	79,973	67,435	147,408
Net Underwriting & Distribution	$(1,813)	(22,776)	(24,589)

	Third Quarter 2011
	Advisors	Wholesale	Total
	(in thousands)

Revenue	$70,088	45,698	115,786
Expenses
Direct	49,748	55,502	105,250
Indirect	24,761	8,100	32,861
	74,509	63,602	138,111
Net Underwriting & Distribution	$(4,421)	(17,904)	(22,325)

	Year to Date 2012
	Advisors	Wholesale	Total
	(in thousands)

Revenue	$234,619	133,040	367,659
Expenses
Direct	163,735	167,781	331,516
Indirect	78,849	29,596	108,445
	242,584	197,377	439,961
Net Underwriting & Distribution	$(7,965)	(64,337)	(72,302)

	Year to Date 2011
	Advisors	Wholesale	Total
	(in thousands)

Revenue	$216,661	137,267	353,928
Expenses
Direct	153,042	170,425	323,467
Indirect	71,276	24,885	96,161
	224,318	195,310	419,628
Net Underwriting & Distribution	$(7,657)	(58,043)	(65,700)

Underwriting and distribution revenues earned in the third quarter of 2012 increased $7.0 million, or 6%, compared with the third quarter of 2011 as a result of increased revenues in our Advisors channel of $8.1 million, partially offset by lower revenues in our Wholesale channel of $1.1 million.  Revenues from fee-based asset allocation products increased $8.1 million compared to the prior year.  Technology fees collected from our advisors of $1.0 million during the third quarter of 2012 resulted in an increase period over period as fees were netted in expense during the third quarter of 2011.  Partially offsetting these increases, variable annuity revenues decreased $2.2 million, other front-load product sales revenues decreased $1.0 million and insurance-related revenues decreased $0.8 million.

For the nine months ended September 30, 2012, underwriting and distribution revenues increased $13.7 million, or 4%, compared with the nine months ended September 30, 2011.  The increase was comprised of an increase in the Advisors channel of $17.9 million and a $4.2 million decrease in Wholesale channel revenues period over period.  Revenues from fee-based asset allocation products increased $24.0 million compared to the prior year.  Technology fees collected from our advisors of $2.9 million during the first nine months of 2012 resulted in an increase period over period as fees were netted in expense during 2011.  Partially offsetting these increases, variable annuity revenues decreased $7.0 million compared to the prior year, Rule 12b-1 asset-based service and distribution fee revenues decreased $3.4 million, other front-load product sales revenues decreased $3.1 million and financial plan revenues decreased $1.0 million.

Underwriting and distribution expenses increased by $9.3 million, or 7%, compared to the third quarter of 2011.  Direct expenses in the Advisors channel increased $4.5 million, or 9%, compared to the third quarter of 2011 due to increased commissions related to the sale of fee-based asset allocation products of $5.9 million and increased Rule 12b-1 asset-based service and distribution expenses of $0.5 million, partially offset by decreased commissions on variable annuity product sales of $1.4 million and decreased commissions on insurance products of $0.5 million.  Direct expenses in the Wholesale channel increased by $1.9 million, due to higher dealer compensation paid to third party distributors, increased Rule 12b-1 asset-based service and distribution expenses of $0.9 million and higher wholesaler commissions of $0.5 million from higher sales volumes, partially offset by lower amortization expense of deferred sales commissions of $1.3 million.  Indirect expenses increased $2.9 million compared to the quarter ended September 30, 2011 due primarily to increased marketing and business travel expenses.

For the nine months ended September 30, 2012, underwriting and distribution expenses increased by $20.3 million, or 5%, compared to the first nine months of 2011.  Direct expenses in the Advisors channel increased $10.7 million, or 7%, compared to 2011 due to increased commissions related to the sale of fee-based asset allocation products of $18.6 million, partly offset by decreased commissions of $4.6 million on variable annuity product sales, decreased Rule 12b-1 asset-based service and distribution expenses of $1.1 million and lower commissions expense related to financial plans of $0.9 million.  Direct expenses in the Wholesale channel decreased by $2.6 million, due to lower amortization expense of deferred sales commissions of $1.9 million and decreased Rule 12b-1 asset-based service and distribution expenses of $1.1 million, partially offset by higher dealer compensation paid to third party distributors.  For the nine months ended September 30, 2012, indirect expenses increased $12.3 million compared to the same period in 2011 due primarily to increased employee compensation and benefits expenses, pension expenses and marketing costs.  The first nine months of 2012 also included costs for an electronic books and records conversion initiative in our Advisors channel, which was substantially complete as of the end of the third quarter.

Shareholder Service Fee Revenue

Shareholder service fee revenue primarily includes transfer agency fees, custodian fees from retirement plan accounts, and portfolio accounting and administration fees.  Transfer agency fees and portfolio accounting and administration fees are asset-based revenues or account-based revenues, while custodian fees from retirement plan accounts are based on the number of client accounts.  During the third quarter of 2012, shareholder service fee revenue increased $1.1 million, or 4%, over the third quarter of 2011.  Of the total increase, $0.9 million was due to higher asset-based fees quarter over quarter in certain share classes and $0.2 million was attributable to account-based revenues due to a 1% increase in the average number of accounts.  For the nine month period ended September 30, 2012, shareholder service fee revenue increased $3.9 million, or 4%, compared to the same period in 2011.  Of this increase, $2.9 million is due to higher asset-based fees in certain share classes and $1.0 million is attributable to account-based revenues due to a 2% increase in the average number of accounts.

Total Operating Expenses

Operating expenses increased $7.3 million, or 4%, in the third quarter of 2012 compared to the third quarter of 2011, primarily due to increased underwriting and distribution expenses.  For the nine months ended September 30, 2012, operating expenses increased $25.9 million, or 4%, compared to the first nine months of 2011, primarily due to increased underwriting and distribution expenses and compensation and related costs, partially offset by lower subadvisory fees.  Underwriting and distribution expenses are discussed above.

	Three Months Ended
	September 30,
	2012	2011	Variance
	(in thousands, except percentage data)

Underwriting and distribution	$147,408	138,111	7%
Compensation and related costs	42,343	36,105	17%
General and administrative	15,774	20,979	-25%
Subadvisory fees	4,921	7,291	-33%
Depreciation	3,188	3,866	-18%
Total operating expenses	$213,634	206,352	4%

	Nine Months Ended
	September 30,
	2012	2011	Variance
	(in thousands, except percentage data)

Underwriting and distribution	$439,961	419,628	5%
Compensation and related costs	128,432	116,618	10%
General and administrative	57,172	54,920	4%
Subadvisory fees	16,400	23,684	-31%
Depreciation	9,876	11,074	-11%
Total operating expenses	$651,841	625,924	4%

Compensation and Related Costs

Compensation and related costs increased $6.2 million, or 17%, compared to the third quarter of 2011.  Of the total increase period over period, $3.4 million related to incentive compensation, $1.2 million of which related to higher earnings on portfolio manager deferred compensation plans.  The remaining increase was due to higher base salaries and payroll taxes of $1.3 million associated with increased headcount and annual salary increases, and higher pension costs of $0.8 million.  Share-based compensation increased $0.8 million due to higher amortization expense associated with our April 2012 and December 2011 grants of nonvested stock compared to grants that became fully vested in 2011 and an increase in non-employee advisor (independent contractor) stock award amortization expense.

For the nine months ended September 30, 2012, compensation and related costs increased $11.8 million, or 10%, compared to the first nine months of 2011, due to higher base salaries and payroll taxes of $4.5 million associated with increased headcount and annual salary increases and higher pension costs of $2.4 million.  Share-based compensation increased $2.5 million compared to the first nine months of 2011 due to higher amortization expense associated with our April 2012 and December 2011 grants of nonvested stock compared to grants that became fully vested in 2011 and, to a lesser extent, due to an increase in non-employee advisor stock award amortization expense.  Incentive compensation increased $1.8 million compared to the first nine months of 2011, $1.1 million of which related to higher earnings on portfolio manager deferred compensation plans.

General and Administrative Costs

General and administrative expenses decreased $5.2 million to $15.8 million for the third quarter of 2012 compared to the third quarter of 2011.  Included in the third quarter of 2012 was an adjustment of $3.5 million to reflect lower estimated costs of distributing an SEC market timing settlement dating back to 2006, and a reduction in the estimated legal costs related to an ongoing class action suit.  These were partially offset by higher consultant fees of $1.0 million.  Included in the third quarter of 2011 was a $1.8 million charge related to the write-off of software capitalization costs due to the discontinuation of use of certain software licenses.  Excluding these charges in 2012 and 2011, general and administrative costs decreased $0.9 million, partially due to lower costs incurred for our national branding campaign that was launched in the first quarter of 2011.

For the nine months ended September 30, 2012, general and administrative expenses increased $2.3 million compared to the same period in 2011.  During the second quarter of 2012, we recorded a pre-tax charge of $5.0 million to reflect the impairment of certain capitalized software development costs.  Our ongoing assessment and changes to our enterprise information technology infrastructure and software resulted in the decision to discontinue the usage of certain software.  Excluding the $5.0 million charge recorded in 2012 and the items detailed above for 2012 and 2011, general and administrative expenses increased $1.6 million, due to increased dealer services costs of $1.8 million and higher costs for temporary office staff, partially offset by lower costs incurred for our national branding campaign.

Subadvisory Fees

Subadvisory fees represent fees paid to other asset managers for providing advisory services for certain mutual fund portfolios.  These expenses reduce our operating margin since we pay out approximately half of our management fee revenue received from subadvised products.  Gross management fee revenues for products subadvised by others were $9.8 million for the three months ended September 30, 2012 compared to $14.5 million for the third quarter of 2011 due to a 34% decrease in average net assets.  For the nine months ended September 30, 2012, gross management fee revenues for products subadvised by others were $32.6 million compared to $47.0 million for the same period in 2011 due to a 32% decrease in average net assets.  Subadvisory expenses followed the same pattern of decrease compared to 2011.

Other Income and Expenses

Investment and Other Income, Interest Expense and Taxes

Investment and other income was $2.6 million for the quarter ended September 30, 2012, compared to a loss of $4.2 million in the same period a year ago.  We recorded gains of $1.2 million from the sale of available for sale mutual fund holdings during the third quarter of 2012.  In our mutual fund trading portfolio, we recorded gains of $1.8 million during the quarter, compared to losses of $3.4 million in the third quarter of 2011.

For the nine months ended September 30, 2012, investment and other income was $7.9 million compared to a loss of $0.8 million for the nine months ended September 30, 2011.  In our mutual fund trading portfolio, we recorded gains of $4.7 million in 2012, compared to losses of $2.6 million in 2011.  We also recorded gains of $1.5 million from the sale of available for sale mutual fund holdings during the first nine months of 2012, compared to $1.6 million during the first nine months of 2011.  Interest and gains related to debt securities increased by $0.8 million year over year.

Interest expense was $2.8 million in the third quarter of both 2012 and 2011, and $8.5 million and $8.6 million for the nine month periods ended September 30, 2012 and 2011, respectively.

Our effective income tax rate for continuing operations was 34.5% for the third quarter of 2012, compared to 41.2% for the third quarter of 2011.  Due to the sale of a subsidiary in 2009, the Company has deferred tax assets related to capital loss carryforwards that are available to offset current and future capital gains.  In 2009, a valuation allowance was recorded on a portion of these capital losses due to the limited carryforward period permitted by law on losses of this character.  The lower effective tax rate in 2012 as compared to 2011 was attributable in part to this valuation allowance.  During the third quarter of 2012, an increase in the fair value of the Company’s trading securities portfolio and realized capital gains on securities classified as available for sale allowed for a release of the valuation allowance, thereby reducing income tax expense by $1.0 million.  During the third quarter of 2011, a decrease in the fair value of the Company’s trading securities portfolio resulted in an additional valuation allowance, thereby increasing income tax expense by $1.5 million.

The third quarter 2012 and 2011 effective income tax rates for continuing operations, removing the effects of the valuation allowance, would have been 35.7% and 39.0%, respectively.  The decrease in the adjusted effective income tax rate is primarily due to the reduction of 2012 tax expense for the expiration of the statute of limitations on uncertain tax positions and adjustments to prior year estimates of tax based upon actual tax return filings.  Additionally, the third quarter 2011 tax rate was higher due to a charge for tax positions on which the outcome is uncertain.

Our effective income tax rate for continuing operations was 35.8% for the nine months ended September 30, 2012, as compared to 38.1% for the nine months ended September 30, 2011.  Excluding the $2.6 million decrease to the valuation allowance recorded through the statement of income for the nine months ended September 30, 2012, the effective income tax rate would have been 37.0%.  Excluding the $0.5 million increase to the valuation allowance recorded to the statement of income for the nine months ended September 30, 2011, the effective income tax rate would have been 37.9%.  The decrease in the adjusted effective income tax rate is primarily due to the reduction of 2012 tax expense for the statute of limitations expiration on uncertain tax positions and adjustments to prior year estimates of tax based upon actual tax return filings.  Additionally, the 2011 tax rate was higher due to a charge for tax positions on which the outcome is uncertain.

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

Pay Dividends

We paid quarterly dividends on our common stock that resulted in financing cash outflows of $64.5 million and $51.7 million for the first nine months of 2012 and 2011, respectively.  The Board approved an increase in the quarterly dividend on our common stock from $0.20 per share to $0.25 per share beginning with our fourth quarter 2011 dividend, paid on February 1, 2012.

Repurchase Our Stock

We repurchased 1,158,720 shares and 1,609,551 shares of our common stock in the open market or privately during the nine months ended September 30, 2012 and 2011, respectively, resulting in cash outflows of $36.0 million and $57.1 million, respectively.

Operating Cash Flows

Cash from operations, our primary source of funds, decreased $88.3 million for the nine months ended September 30, 2012 compared to the previous year.  The decrease is primarily due to net purchases of trading securities in 2012 compared to significant net sales of trading securities in 2011.  The current year includes a non-cash write-down of impaired assets of $42.4 million.

During the first nine months of 2012, we contributed $15.0 million to our Pension Plan.  We do not expect to make additional contributions for the remainder of 2012.

Investing Cash Flows

Investing activities consist primarily of the purchase, sale and maturities of available for sale investment securities, as well as capital expenditures.  We expect our 2012 capital expenditures to be in the range of $12.0 to $15.0 million.

Financing Cash Flows

As noted previously, dividends and stock repurchases accounted for a majority of our financing cash outflows in the first nine months of 2012 and 2011.

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

Supplemental Information

	Third	Third		Year to	Year to
	Quarter	Quarter		Date	Date
	2012	2011	Change	2012	2011	Change
Redemption rates - long term (annualized)
Advisors	9.7%	10.0%		9.7%	9.9%
Wholesale	26.6%	31.0%		30.0%	27.6%
Institutional	18.4%	27.8%		24.7%	25.5%
Total	19.3%	22.9%		21.6%	20.7%

Gross revenue per advisor (000’s)	41.4	37.6	10.1%	123.9	117.0	5.9%

Number of financial advisors	1,753	1,758	-0.3%
Average number of financial advisors	1,758	1,754	0.2%	1,770	1,752	1.0%

Number of shareholder accounts (000’s)	4,179	4,118	1.5%

Number of shareholders	792,894	826,563	-4.1%

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

Part II.  Other Information

Item 1.                                 Legal Proceedings

The Company is involved from time to time in various legal proceedings, regulatory investigations and claims incident to the normal conduct of business, which may include proceedings that are specific to us and others generally applicable to the business practices within the industries in which we operate. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and on the results of operations in a particular quarter or year.  Information required to be reported under this Part II., Item 1. has been previously disclosed in Note 12 to the consolidated financial statements in Part I. above and is incorporated herein by reference.

Item 1A.                        Risk Factors

The Company has had no material changes to its Risk Factors from those previously reported in the Company’s 2011 Form 10-K.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information about the shares of common stock we repurchased during the third quarter of 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program

July 1 - July 31	41,318	$28.27	41,318	n/a	(1)
August 1 - August 31	50,648	29.29	50,648	n/a	(1)
September 1 - September 30	121,400	33.19	121,400	n/a	(1)

Total	213,366	$31.31	213,366

(1)         On August 31, 1998, we announced that our Board of Directors approved a program to repurchase shares of our common stock on the open market.  Under the repurchase program, we are authorized to repurchase, in any seven-day period, the greater of (i) 3% of our outstanding common stock or (ii) $50 million of our common stock.  We may repurchase our common stock through the New York Stock Exchange, other national or regional market systems, electronic communication networks or alternative trading systems.  Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased.  Our Board of Directors reviewed and ratified the stock repurchase program in October 2012.  During the third quarter of 2012, all stock repurchases were made pursuant to the repurchase program and 1,966 shares, reflected in the table above, were purchased in connection with funding employee income tax withholding obligations arising from the vesting of nonvested shares.

Item 5.   Other Information.

The Company provides the following disclosures in lieu of the filing of a Current Report on Form 8-K pursuant to Item 2.06, “Material Impairments” and Item 8.01, “Other Events.”

On October 29, 2012, the Company entered into a Common Interest Purchase Agreement (the “Purchase Agreement”) with First Allied Holdings Inc. (“First Allied”), providing for the sale of Legend Group Holdings, LLC (the “Sale”).  The Company is selling its wholly-owned subsidiary, Legend Group Holdings, LLC (“Legend”), which is the parent of four subsidiaries: Legend Equities Corporation, Legend Advisory Corporation, The Legend Group, Inc. and Advisory Services Corporation. Legend Equities Corporation further owns all of the outstanding common stock of LEC Insurance Agency, Inc.

Based on the consideration the Company expects to receive upon closing of the Sale, which is less than the carrying value of the net assets to be sold, management concluded, in discussions with the Company’s Audit Committee on October 29, 2012, that a material impairment was required.  The Company recorded an estimated non-cash impairment charge of $42.4 million.  This impairment charge is reflected in income (loss) from discontinued operations on the statement of income.

Assets and liabilities of Legend are reflected in the unaudited consolidated balance sheet as held for sale as of September 30, 2012.  Prior year amounts have been reclassified for comparative purposes to conform to current year presentation.  The operational results of Legend have been presented as discontinued operations in the unaudited consolidated financial statements for the three and nine months ended September 30, 2012, with comparative periods reclassified to conform to current year presentation.  For income tax purposes, the sale will result in a $48.3 million capital loss that may only be utilized to offset future capital gains.  Due to the character of the loss and the limited carryforward period permitted by law, the Company may not realize the full tax benefit of the capital loss.

Item 6.                                 Exhibits

10.1	Waddell & Reed Financial, Inc. 1998 Executive Stock Award Plan, as amended and restated.*

10.2	Waddell & Reed Financial, Inc. 1998 Non-Employee Director Stock Award Plan, as amended and restated.*

10.3	Form of Restricted Stock Award Agreement for awards pursuant to the Waddell & Reed Financial, Inc. 1998 Executive Stock Award Plan, as amended and restated.*

10.4	Form of Restricted Stock Award Agreement for awards pursuant to the Waddell & Reed Financial, Inc. 1998 Non-Employee Director Stock Award Plan, as amended and restated.*

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

101

Materials from the Waddell & Reed Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Unaudited Consolidated Financial Statements, tagged in detail.

*Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 2nd day of November 2012.

WADDELL & REED FINANCIAL, INC.

By:	/s/ Henry J. Herrmann
Chief Executive Officer, Chairman of the Board and Director
(Principal Executive Officer)

By:	/s/ Daniel P. Connealy
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Brent K. Bloss
Senior Vice President - Finance and Treasurer
(Principal Accounting Officer)