Form 10-K
period 2012-12-31
WADDELL & REED FINANCIAL INC
filed 2013-02-27
CIK 1052100

Use these links to rapidly review the document

WADDELL & REED FINANCIAL, INC. Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

        The aggregate market value of the voting and non-voting common stock equity held by non-affiliates (i.e. persons other than officers, directors and stockholders holding greater than 5% of the registrant's common stock) based on the closing sale price on June 30, 2012 was $2.32 billion.

        Shares outstanding of each of the registrant's classes of common stock as of February 15, 2013 Class A common stock, $.01 par value: 85,595,304

DOCUMENTS INCORPORATED BY REFERENCE

        In Part III of this Form 10-K, portions of the definitive proxy statement for the 2013 Annual Meeting of Stockholders to be held April 17, 2013.

Index of Exhibits (Pages 84 through 88)
Total Number of Pages Included Are 88

WADDELL & REED FINANCIAL, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2012

PART I

ITEM 1.    Business

General

        Waddell & Reed Financial, Inc. (hereinafter referred to as the "Company," "we," "our" or "us") is a corporation, incorporated in the state of Delaware in 1981, that conducts business through its subsidiaries. Founded in 1937, we are one of the oldest mutual fund complexes in the United States, having introduced the Waddell & Reed Advisors Group of Mutual Funds (the "Advisors Funds") in 1940. Over time we added additional mutual fund families: Ivy Funds (the "Ivy Funds"), Ivy Funds Variable Insurance Portfolios ("Ivy Funds VIP") and InvestEd Portfolios, our 529 college savings plan ("InvestEd"). As of December 31, 2012, we had $96.4 billion in assets under management.

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

        We operate our business through three distinct distribution channels. Our retail products are distributed through third-parties such as other broker/dealers, registered investment advisors and various retirement platforms, (collectively, the "Wholesale channel") or through our sales force of independent financial advisors (the "Advisors channel") We also market our investment advisory services to institutional investors, either directly or through consultants (the "Institutional channel").

        Our Wholesale channel efforts include retail fund distribution through broker/dealers (the largest method of distributing mutual funds for the industry), registered investment advisors (fee-based financial advisors who generally sell mutual funds through financial supermarkets) and retirement and insurance platforms. Assets under management in this channel were $48.9 billion at the end of 2012.

        In the Advisors channel, our sales force focuses its efforts primarily on financial planning, serving primarily middle class and mass affluent clients. We compete with smaller broker/dealers and independent financial advisors, as well as a span of other financial service providers. Assets under management in this channel were $35.7 billion at December 31, 2012.

        Through our Institutional channel, we manage assets in a variety of investment styles for a variety of types of institutions. The largest client type is funds that hire us to act as subadvisor; they are typically distributors who lack scale or the track record to manage internally, or choose to market multi-manager styles. Assets under management in the Institutional channel were $11.8 billion at December 31, 2012.

Organization

        We operate our investment advisory business through our subsidiary companies, primarily Waddell & Reed Investment Management Company ("WRIMCO"), a registered investment adviser and Ivy Investment Management Company ("IICO"), the registered investment adviser for Ivy Funds.

        Our underwriting and distribution business operates through two broker/dealers: Waddell & Reed, Inc. ("W&R") and Ivy Funds Distributor, Inc. ("IFDI"). W&R is a registered broker/dealer and investment adviser that acts primarily as the national distributor and underwriter for shares of the Advisors

Funds, other mutual funds and a distributor of variable annuities and other insurance products issued by our business partners. In addition, W&R is the ninth largest distributor of our Ivy Funds. IFDI is the distributor and underwriter for the Ivy Funds.

        During 2012, the Company committed to a plan to sell its Legend group of subsidiaries ("Legend"), and on October 29, 2012 the Company signed a definitive agreement to execute the transaction. The sale closed effective January 1, 2013. Legend is a mutual fund distribution and retirement planning subsidiary based in Palm Beach Gardens, Florida. Through its network of financial advisors, Legend primarily serves employees of school districts and other not-for-profit organizations. Legend Advisory Corporation, the registered investment adviser for the Legend group, and Legend Equities Corporation, a registered broker/dealer ("LEC"), were among the subsidiaries sold.

        Waddell & Reed Services Company ("WRSCO") provides transfer agency and accounting services to the Advisors Funds, Ivy Funds, Ivy Funds VIP and InvestEd. W&R, WRIMCO, WRSCO, IICO and IFDI are hereafter collectively referred to as the "Company," "we," "us" or "our" unless the context requires otherwise.

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

        Each Fund's board of trustees, including a majority of the trustees who are not "interested persons" of the Fund or the Company within the meaning of the Investment Company Act of 1940, as amended (the "ICA") ("disinterested members") and the Fund's shareholders must approve the investment management agreement between the respective Fund and the Company. These agreements may continue in effect from year to year if specifically approved at least annually by (i) the Fund's board, including a majority of the disinterested members, or (ii) the vote of a majority of both the shareholders of the Fund and the disinterested members of each Fund's board, each vote being cast in person at a meeting called for such purpose. Each agreement automatically terminates in the event of its assignment, as defined by the ICA or the Investment Advisers Act of 1940, as amended (the "Advisers Act"), and may be terminated without penalty by any Fund by giving us 60 days' written notice if the termination has been approved by a majority of the Fund's trustees or the Fund's shareholders. We may terminate an investment management agreement without penalty on 120 days' written notice.

        In addition to performing investment management services for the Funds, we act as an investment adviser for institutional and other private investors and we provide subadvisory services to other investment companies. Such services are provided pursuant to various written agreements and our fees are generally based on a percentage of assets under management.

        Our investment management team meets every morning in a collaborative setting that fosters idea sharing, yet reinforces individual accountability. Through all market cycles, we remain dedicated to the following investment principles:

  •
  Rigorous fundamental research — an enduring investment culture that dedicates itself to analyzing companies on our own rather than relying exclusively on widely available research produced by others.

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

        Our investment management team comprises 79 professionals including 32 portfolio managers who average 21 years of industry experience and 15 years of tenure with our firm. We have significant experience in virtually all major asset classes, several specialized asset classes and a range of investment styles. At December 31, 2012, over 75% of the Company's $96.4 billion in assets under management were invested in equities, of which 72% was domestic and 28% was international. In recent years, we have supported growth of international investments by adding investment professionals native to countries that we consider emerging markets. They, along with other members of the investment team, focus on understanding foreign markets and capturing investment opportunities. Our investment management team also includes subadvisors who bring similar investment philosophies and additional expertise in specific asset classes.

Investment Management Products

        Our mutual fund families offer a wide variety of investment options. We are the exclusive underwriter and distributor of 81 registered open-end mutual fund portfolios in the Advisors Funds, Ivy Funds, Ivy Funds VIP and InvestEd. The Advisors Funds, variable products offering the Ivy Funds VIP, and InvestEd are offered primarily through our financial advisors; in some circumstances, certain of these funds are also offered through the Wholesale channel. The Ivy Funds are offered through both our Wholesale channel and Advisors channel. The Funds' assets under management are included in either our Wholesale channel or our Advisors channel depending on which channel marketed the client account or is the broker of record.

        We added one fund to our product line in 2012. We launched the Ivy Global Equity Income fund for investors interested in generating a reasonable level of current income given current market conditions. The fund focuses on equity securities issued by companies located largely in developed markets, of any size. Under normal circumstances, the fund invests at least 80% of its net assets in equity securities. For this purpose, equity securities consist primarily of dividend-paying common stocks across the globe. The fund also may invest in preferred stock, convertible securities, or other instruments whose price is linked to the value of common stock. The fund may invest in U.S. and non-U.S. issuers. Although the fund primarily invests in large cap companies, it may invest in companies of any size.

        Additionally, in 2012, the Ivy International Balanced fund was renamed the Ivy Global Income Allocation fund. This fund seeks to provide total return through a combination of current income and capital appreciation. The fund invests principally in equity and debt securities issued by companies and governments of any size and under normal market conditions, invests primarily in income-producing securities across the globe. The fund may invest in U.S. and non-U.S. issuers. In an attempt to enhance return, the fund may also invest, to a lesser extent, in securities not currently providing income or in companies and governments in countries with new or comparatively undeveloped and emerging economies.

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

        In addition, we offer our Advisors channel customers fee-based asset allocation investment advisory products, including Managed Allocation Portfolio ("MAP"), MAPPlus and Strategic Portfolio Allocation ("SPA"), which utilize our Funds. As of December 31, 2012, clients had $8.2 billion invested in our MAP, MAPPlus and SPA products. These assets are included in our mutual fund assets under management.

Distribution Channels

        We distribute our investment products through the Wholesale, Advisors and Institutional channels.

Wholesale Channel

        Our Wholesale channel generates sales through various third-party distribution outlets. Our assets under management in the Wholesale channel were $48.9 billion at December 31, 2012, including $2.6 billion in assets subadvised by other managers.

        Our team of 50 external wholesalers lead our wholesaling efforts, which focus principally on distributing the Ivy Funds through three segments: broker/dealers (the largest method of distributing mutual funds for the industry and for us), retirement platforms (401(k) platforms using multiple managers) and registered investment advisors (fee-based financial advisors who generally sell mutual funds through financial supermarkets).

        During 2012, our Ivy Asset Strategy fund continued to play a lead role in the Wholesale channel's results, comprising 32% of the channel's gross sales and 27% of total assets under management as of December 31, 2012. While we recognize the past success of this fund, we are also aware of the concentration risks to our revenue streams created by the size of this fund, despite its flexible mandate. Our compensation program for wholesalers encourages the sales of other products with track records of strong performance. Over the past three years, our wholesalers successfully marketed additional products to their financial advisor clients, which resulted in Wholesale channel sales for the Ivy Asset Strategy fund decreasing from 60% in 2010 to 32% in 2012. We plan to continue to stress diversification of sales as we enter 2013.

Advisors Channel

        Assets under management in the Advisors channel were $35.7 billion at December 31, 2012. Historically, our advisors have sold investment products primarily to middle income and mass affluent individuals, families and businesses across the country in geographic markets of all sizes. We assist clients on a wide range of financial issues with a significant focus on helping them plan, generally, for long-term investments such as retirement and education and offer one-on-one consultations that emphasize long-term relationships through continued service. As a result of this approach, this channel has developed a loyal customer base with clients maintaining their accounts significantly longer than the industry average. Over the past several years, we have expanded our Choice brokerage platform technology and offerings, which should allow us to competitively recruit experienced advisors.

        As of December 31, 2012, our sales force consisted of 1,763 financial advisors who operate out of 165 offices located throughout the United States and 263 individual advisor offices. We believe, based on industry data, that our financial advisors are currently one of the largest sales forces in the United States selling primarily mutual funds, and that W&R, our broker/dealer subsidiary, ranks among the largest independent broker/dealers. As of December 31, 2012, our Advisors channel had approximately 484 thousand mutual fund customers.

        Over the past several years, we have instituted more stringent production requirements for our sales force, which has resulted in a steady decline in our number of advisors. However, gross sales have not declined, and this channel produced 12% more in 2012 with 13% fewer advisors, on average, compared to 2010. This headcount decline leveled off during 2012. We utilize gross revenue per advisor to measure advisor productivity. For purposes of this measure, gross revenue consists of front-end load sales and distribution fee revenues, as would be received from an underwriter, from sales of both our Funds and other mutual funds. It also includes fee revenues from our asset allocation products and financial plans, and commission revenues earned on insurance products. Gross revenue per advisor was $168 thousand, $156 thousand and $119 thousand for the years ended December 31, 2012, 2011 and 2010, respectively.

Institutional Channel

        Through this channel, we manage assets in a variety of investment styles for a variety of institutions. The largest client type is other asset managers that hire us to act as subadvisor; they are typically distributors who lack scale or the track record to manage internally, or choose to market multi-manager styles. Our diverse client list also includes corporations, foundations, endowments, Taft-Hartley plans and public funds, including defined benefit plans and defined contribution plans. Over time, the Institutional channel has been successful in developing subadvisory relationships. As of December 31, 2012, this type of business comprised more than 65% of the Institutional channel's assets, which management views as a positive development as it believes this type of business has better growth potential than the defined benefit business. Assets under management in the Institutional channel were $11.8 billion at December 31, 2012.

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

Competition

        The financial services industry is a highly competitive global industry. According to the ICI, at the end of 2012 there were more than 8,700 open-end investment companies of varying sizes, investment policies and objectives whose shares are being offered to the public in the United States alone. Factors affecting our business include brand recognition, business reputation, investment performance, quality of service and the continuity of both client relationships and assets under management. A majority of mutual fund sales go to funds that are highly rated by a small number of well-known ranking services that focus on investment performance. Competition is based on distribution methods, the type and quality of shareholder services, the success of marketing efforts, and the ability to develop investment products for certain market segments to meet the changing needs of investors and to achieve competitive investment management performance.

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

        We believe we effectively compete across multiple dimensions of the asset management and broker/dealer businesses. First, we market our products, primarily the Ivy Funds family, to unaffiliated broker/dealers and advisors and compete against other asset managers offering mutual fund products. This distribution method allows us to move beyond proprietary distribution and increases our potential pool of clients. Competition is based on sales techniques, personal relationships and skills, and the quality of financial planning products and services offered. We compete against asset managers that are both larger and smaller than our firm, but we believe that the breadth and depth of our products position us to compete in this environment. Second, our proprietary broker/dealer consists of a sales force of independent contractors affiliated with our company who have access to our proprietary financial products. We believe our business model targets customers seeking personal assistance from financial advisors or planners where the primary competition is companies distributing products through financial advisors. Our financial advisors compete primarily with large and small broker/dealers, independent financial advisors, registered investment advisors and insurance representatives. The market for financial advice is extremely broad and fragmented. Finally, we compete in the institutional marketplace, working with consultants who select asset managers for various opportunities, as well as working directly with plan sponsors, foundations, endowments and other asset managers who hire subadvisors. In this marketplace, we compete with a broad range of asset managers.

        We also face competition in attracting and retaining qualified financial advisors and employees. To maximize our ability to compete effectively in our business, we offer competitive compensation.

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

        The Company is also subject to federal and state laws affecting corporate governance, including the Sarbanes-Oxley Act of 2002 ("S-OX"), as well as rules adopted by the SEC. In 2004, we implemented compliance with Section 404 of S-OX. Our related report on internal controls over financial reporting for 2012 is included in Part I, Item 9A.

        As a publicly traded company, we are also subject to the rules of the New York Stock Exchange (the "NYSE"), the exchange on which our stock is listed, including the corporate governance listing standards approved by the SEC.

        Two of our subsidiaries, W&R and IFDI, are registered as broker/dealers with the SEC and the states. A third broker/dealer subsidiary, LEC, was sold effective January 1, 2013. Much of the broker/dealer regulation has been delegated by the SEC to self-regulatory organizations, principally the Municipal Securities Rulemaking Board and the Financial Industry Regulatory Authority ("FINRA"), which is the primary regulator of our broker/dealer activities. These self-regulatory organizations adopt rules (subject to approval by the SEC) that govern the industry and conduct periodic examinations of our operations over which they have jurisdiction. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. Broker/dealers are subject to regulations that cover all aspects of the securities business, including sales practices, market making and trading among broker/dealers, the use and safekeeping of clients' funds and securities, capital structure, record-keeping, and the conduct of directors, officers and employees. Violation of applicable regulations can result in the revocation of broker/dealer licenses, the imposition of censures or fines, and the suspension or expulsion of a firm, its officers or employees.

        W&R, LEC and IFDI are each subject to certain net capital requirements pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Uniform Net Capital Rule 15c3-1 of the Exchange Act (the "Net Capital Rule") specifies the minimum level of net capital a registered broker/dealer must maintain and also requires that part of its assets be kept in a relatively liquid form. The Net

Capital Rule is designed to ensure the financial soundness and liquidity of broker/dealers. Any failure to maintain the required minimum net capital may subject us to suspension or revocation of our registration or other limitations on our activity by the SEC, and suspension or expulsion by FINRA or other regulatory bodies, and ultimately could require the broker/dealer's liquidation. The maintenance of minimum net capital requirements may also limit our ability to pay dividends. As of December 31, 2012, 2011 and 2010, net capital for W&R, LEC and IFDI exceeded all minimum requirements.

        Pursuant to the requirements of the Securities Investor Protection Act of 1970, W&R is a member of the Securities Investor Protection Corporation (the "SIPC"). IFDI is not a member of the SIPC. The SIPC provides protection against lost, stolen or missing securities (but not loss in value due to a rise or fall in market prices) for clients in the event of the failure of a broker/dealer. Accounts are protected up to $500,000 per client with a limit of $100,000 for cash balances. However, since the Funds, and not our broker/dealer subsidiaries, maintain customer accounts, SIPC protection would not cover mutual fund shareholders whose accounts are maintained directly with the Funds.

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

Employees

        At December 31, 2012 we had 1,656 full-time employees, consisting of 1,163 home office employees, 123 Legend employees and 370 employees responsible for advisor field supervision and administration.

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

        An Increasing Percentage Of Our Assets Under Management Are Distributed Through Our Wholesale Channel, Which Has Higher Redemption Rates Than Our Traditional Advisors Channel.    In recent years, we have focused on expanding distribution efforts relating to our Wholesale channel. The percentage of our assets under management in the Wholesale channel has increased from 10% at December 31, 2003 to 51% at December 31, 2012, and the percentage of our total sales represented by the Wholesale channel has increased from 17% for the year ended December 31, 2003 to 70% for the year ended December 31, 2012. The success of sales in our Wholesale channel depends upon our maintaining strong relationships with institutional accounts, certain strategic partners and our third party distributors. Many of those distribution sources also offer investors competing funds that are internally or externally managed, which could limit the distribution of our products. The loss of any of these distribution channels and the inability to continue to access new distribution channels could decrease our assets under management and adversely affect our results of operations and growth. There are no assurances that these channels and their client bases will continue to be accessible to us. The loss or diminution of the level of business we do with those providers could have a material adverse effect on our business, especially with the high concentration of assets in certain funds in this channel, namely the Ivy Asset Strategy fund. Compared to the industry average redemption rate of 24.5% and 27.0% for the years ended December 31, 2012 and 2011, respectively, the Wholesale channel had redemption rates of 30.2% and 29.5% for the years ended December 31, 2012 and 2011, respectively. Redemption rates were 9.9% and 10.0% for our Advisors channel in the same periods, reflecting the higher rate of transferability of investment assets in the Wholesale channel.

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

        We Have Substantial Intangibles On Our Balance Sheet, And Any Impairment Of Our Intangibles Could Adversely Affect Our Results of Operations And Financial Position.    At December 31, 2012, our total assets were approximately $1.2 billion, of which approximately $162.0 million, or 14%, consisted of goodwill and identifiable intangible assets. We complete an ongoing review of goodwill and intangible assets for impairment on an annual basis or more frequently whenever events or a change in circumstances warrant. Important factors in determining whether an impairment of goodwill or intangible assets might exist include significant continued underperformance compared to peers, the likelihood of termination or non-renewal of a mutual fund advisory or subadvisory contract or substantial changes in revenues earned from such contracts, significant changes in our business and products, material and ongoing negative industry or economic trends, or other factors specific to each asset or subsidiary being tested. Because of the significance of goodwill and other intangibles to our consolidated balance sheets, the annual impairment analysis is critical. Any changes in key assumptions about our business and our prospects, or changes in market conditions or other externalities, could result in an impairment charge. Any such charge could have a material effect on our results of operations and financial position.

        There May Be Adverse Effects On Our Business And Earnings Upon The Termination Of, Or Failure To Renew, Certain Agreements.    A majority of our revenues are derived from investment management agreements with the Funds that, as required by law, are terminable on 60 days' notice. Each investment management agreement must be approved and renewed annually by the disinterested members of each Fund's board of trustees or its shareholders, as required by law. Additionally, our investment management agreements provide for automatic termination in the event of assignment, which includes a change of control, without the consent of our clients and, in the case of the Funds, approval of the Funds' board of directors/trustees and shareholders to continue the agreements. There can be no assurances that our clients will consent to any assignment of our investment management agreements, or that those and other contracts will not be terminated or will be renewed on favorable terms, if at all, at their expiration and new agreements may not be available. See "Business—Distribution Channels—Wholesale Channel, Institutional Channel." The decrease in revenues that could result from any such event could have a material adverse effect on our business and earnings.

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

        The Terms Of Our Credit Facility And Senior Unsecured Notes Impose Restrictions On Our Operations That May Adversely Impact Our Prospects And The Operations Of Our Business.    There are no assurances that we will be able to raise additional capital if needed, which could negatively impact our liquidity, prospects and operations. We have entered into a 3-year revolving credit facility with various lenders providing for total loans of $125.0 million. Under this facility, the lenders may, at their option upon our request, expand the facility to $200.0 million. At February 15, 2013, there was no balance outstanding under the revolving credit facility. We also entered into a note purchase agreement with various purchasers for the sale and issuance of $190.0 million of unsecured senior notes comprised of $95 million of 5.0% senior notes, series A, due 2018 and $95 million of 5.75% senior notes, series B, due 2021, all of which were issued on January 13, 2011. The terms and conditions of our revolving credit facility and note purchase agreement impose restrictions that affect, among other things, our ability to incur additional debt, make capital expenditures and acquisitions, merge, sell assets, pay dividends and create or incur liens. Our ability to comply with the financial covenants set forth in our credit facility and note purchase agreement could be affected by events beyond our control, and there can be no assurance that we will achieve operating results that will comply with such terms and conditions, a breach of which could result in a default under our credit facility and note purchase agreement. In the event of a default under the credit facility and/or note purchase agreement, the banks could elect to declare the outstanding principal amount of our credit facility, all interest thereon, and all other amounts payable under our credit facility to be immediately due and payable, and the Company's obligations under the senior unsecured notes could be accelerated and become due and payable, including any make-whole amount, respectively.

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

ITEM 1B.    Unresolved Staff Comments

        None.

ITEM 2.    Properties

        We own two buildings in the vicinity of buildings currently leased by our home offices: a 50,000 square foot building located in Overland Park, KS and a 45,000 square foot building located in Mission, KS. Existing home office lease agreements cover approximately 310,000 square feet for Waddell & Reed located in Overland Park, Kansas, 38,000 square feet for our disaster recovery facility and 39,000 square feet for Legend located in Palm Beach Gardens, Florida. The lease agreement for Legend was assumed by the purchaser, effective January 1, 2013. An additional lease covers office space of 41,000 square feet in Boca Raton, Florida. This space has been sublet and the lease agreement ends March 31, 2013. In addition, we lease office space for sales management, which is available to our financial advisors for use, in various locations throughout the United States totaling approximately 661,000 square feet. In the opinion of management, the office space owned and leased by the Company is adequate for existing operating needs.

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

        The Company accrues an undiscounted liability for those contingencies where the incurrence of a loss is probable, and the amount can be reasonably estimated. These amounts are not reduced by amounts that may be recovered under insurance or claims against third parties, but undiscounted receivables from insurers or other third parties may be accrued separately. The Company regularly revises such accruals in light of new information. For contingencies where an unfavorable outcome is reasonably possible and that are significant, the Company discloses the nature of the contingency and, where feasible, an estimate of the possible loss. For purposes of our litigation contingency disclosures, "significant" includes material matters as well as other items that management believes should be disclosed. Management judgment is required related to contingent liabilities and the outcome of litigation because both are difficult to predict.

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

        Subsequently, the Company moved for summary judgment on Plaintiffs' individual California claims. The Court issued an order on August 20, 2012 granting the Company's summary judgment motions, holding that Plaintiffs' individual California claims fail as a matter of law. This order effectively dismissed Plaintiffs from the case, both individually and as putative class representatives.

        However, in its August 20, 2012 order, the Court also granted Plaintiffs' motion to add a new individual and putative class representative to the action, effectively replacing the originally named Plaintiffs. The newly named Plaintiff continued to pursue the California claims referenced above on behalf of the putative class, as well as newly added representative derivative claims under the California Private Attorney General Act.

        The Company moved for summary judgment, asking the Court to dismiss the newly named Plaintiff's individual claims. The arguments made in support of this request were the same as those that prevailed in the Taylor and Young motions for summary judgment. On February 1, 2013, the Court issued an order granting the Company's summary judgment motion. This ruling effectively dismisses all remaining claims in the case in their entirety, pending appeal. No appeal has yet been filed. The Company intends to continue to vigorously defend the matter at appeal, if any.

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

 PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our Class A common stock ("common stock") is traded on the NYSE under the ticker symbol "WDR." The following table sets forth, for the periods indicated, the high and low sale prices of our common stock, as reported by the NYSE, as well as the cash dividends declared for these time periods:

Market Price

	2012			2011
Quarter	High	Low	Dividends Per Share	High	Low	Dividends Per Share

1	$33.58	$24.40	$0.25	$42.20	$34.54	$0.20
2	33.53	26.55	0.25	42.49	34.45	0.20
3	34.04	27.02	0.25	40.04	24.78	0.20
4	35.77	30.91	1.28	29.78	22.85	0.25

        The cash dividends declared during the fourth quarter of 2012 includes a special cash dividend on our common stock of $1.00 per share that was paid on December 6, 2012.

        Year-end closing prices of our common stock were $34.82 and $24.77 for 2012 and 2011, respectively. The closing price of our common stock on February 15, 2013 was $42.73.

        According to the records of our transfer agent, we had 3,001 holders of record of common stock as of February 15, 2013. We believe that a substantially larger number of beneficial stockholders hold such shares in depository or nominee form.

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

Common Stock Repurchases

        Our Board of Directors has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in our stock-based compensation programs. During the year ended December 31, 2012, we repurchased 1,536,968 shares in the open market and privately at an aggregate cost, including commissions, of $48.7 million, including 568,568 shares from related parties to cover their tax withholdings from the vesting of shares granted under our stock-based compensation programs. The aggregate cost of shares obtained from related parties during 2012 was $19.1 million. The purchase price paid by us for private repurchases of our common stock from related parties is the closing market price on the purchase date.

        The following table sets forth certain information about the shares of common stock we repurchased during the fourth quarter of 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under The Program
October 1 - October 31	125,000	$32.17	125,000	n/a	(1)
November 1 - November 30	53,285	32.22	53,285	n/a	(1)
December 1 - December 31	199,963	34.74	199,963	n/a	(1)

Total	378,248	$33.54	378,248

(1)
On August 31, 1998, we announced that our Board of Directors approved a program to repurchase shares of our common stock on the open market. Under the repurchase program, we are authorized to repurchase, in any seven-day period, the greater of (i) 3% of our outstanding common stock or (ii) $50 million of our common stock. We may repurchase our common stock through the New York Stock Exchange, other national or regional market systems, electronic communication networks or alternative trading systems. Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased. Our Board of Directors reviewed and ratified the stock repurchase program in October 2012. During the fourth quarter of 2012, all stock repurchases were made pursuant to the repurchase program and 153,248 shares, reflected in the table above, were purchased in connection with funding employee income tax withholding obligations arising from the vesting of nonvested shares.

Total Return Performance

Comparison of Cumulative Total Return (1)

        The above graph compares the cumulative total stockholder return on the Company's Class A common stock from December 31, 2007 through December 31, 2012, with the cumulative total return of the Standard & Poor's 500 Stock Index and the SNL Asset Manager Index. The SNL Asset Manager Index is a composite of 36 publicly traded asset management companies (including, among others, the companies in the peer group reviewed by the Compensation Committee for executive compensation purposes) prepared by SNL Financial, Charlottesville, Virginia. The graph assumes the investment of $100 in the Company's Class A common stock and in each of the two indices on December 31, 2007 with all dividends being reinvested. The closing price of the Company's Class A common stock on December 31, 2007 (the last trading day of the year) was $36.09 per share. The stock price performance on the graph is not necessarily indicative of future price performance.

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12

Waddell & Reed Financial, Inc.	100.00	44.46	90.61	107.45	77.53	115.11
SNL Asset Manager	100.00	47.52	77.10	88.75	76.76	98.48
S&P 500	100.00	63.00	79.68	91.68	93.61	108.59

  (1)
  Cumulative total return assumes an initial investment of $100 on December 31, 2007, with the reinvestment of all dividends through December 31, 2012.

ITEM 6.    Selected Financial Data

        The following table sets forth our selected consolidated financial and other data at the dates and for the periods indicated, and reflects continuing operations data. Selected financial data should be read in conjunction with, and is qualified in its entirety by, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and the Notes thereto appearing elsewhere in this report.

	For the Year Ended December 31,
	2012	2011	2010	2009	2008 (1)
	(in thousands, except per share data and number of financial advisors)
Revenues from:
Investment management fees	$549,231	530,599	457,538	354,593	399,863
Underwriting and distribution fees	496,465	469,484	410,380	331,754	365,345
Shareholder service fees	128,109	122,449	110,348	97,969	94,514

Total revenues	1,173,805	1,122,532	978,266	784,316	859,722
Income from continuing operations	192,528	172,205	153,428	104,051	96,210
Net income per share from continuing operations, basic and diluted	2.25	2.01	1.79	1.22	1.12
Dividends declared per common share	$2.03	0.85	0.77	0.76	0.76
Wholesale channel data:
Sales (net of commissions)	$15,258,158	16,527,674	14,448,552	14,653,043	15,524,989
Number of external wholesalers	50	51	46	34	35
Advisor channel data:
Sales (net of commissions)	$4,050,418	3,799,077	3,615,654	3,201,867	3,724,165
Gross revenue per advisor	168.2	155.7	118.9	92.8	103.0
Number of financial advisors (end of period)	1,763	1,816	1,847	2,393	2,366
Average number of financial advisors	1,762	1,757	2,019	2,336	2,297
Institutional channel sales	$2,501,643	3,413,748	3,588,260	1,703,470	2,358,104

	As of December 31,
	2012	2011	2010	2009	2008
	(in millions)
Assets under management	$96,365	83,157	83,673	69,783	47,484
Balance sheet data:
Goodwill and identifiable intangible assets	162.0	162.0	162.0	162.0	162.0
Total assets	1,152.8	1,082.4	976.9	983.4	775.4
Long-term debt	190.0	190.0	190.0	200.0	200.0
Total liabilities	642.6	558.8	519.8	614.3	455.3
Stockholders' equity	510.2	523.6	457.1	369.1	320.1
(1)
Includes a pre-tax charge of $16.5 million ($10.5 million net of tax) for restructuring charges consisting primarily of severance costs associated with our voluntary separation program as well as costs associated with terminating various projects under development; a charge of $7.2 million (not deductible for income tax purposes) to recognize the impairment of goodwill associated with Austin Calvert & Flavin, Inc., a subsidiary sold in 2009; additional amortization of our deferred sales commission asset of $6.5 million ($4.1 million net of tax) due to significant asset redemption activity and our review of the recoverability of our deferred sales commission asset; and a pre-tax charge of $2.1 million ($1.4 million net of tax) related to the settlement of miscellaneous litigation and other matters.

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

Our Distribution Channels

        One of our distinctive qualities is that we are a significant distributor of investment products. Our retail products are distributed through our Wholesale channel, which includes third-parties such as other broker/dealers, registered investment advisors and various retirement platforms or through our Advisors channel sales force of independent financial advisors. We also market our investment advisory services to institutional investors, either directly or through consultants, in our Institutional channel.

        Our Wholesale Channel is our fastest growing distribution channel. Channel efforts are led by the solid performance record of the Ivy Funds family. We distribute retail mutual funds through broker/dealers, and registered investment advisors, and various retirement platforms through a team of external, internal and hybrid wholesalers as well as a team dedicated to national accounts.

        The Ivy Funds maintain strong positions on many of the leading third-party distribution platforms, and we continue efforts to diversify our sales by offering other solid performing funds besides our flagship Ivy Asset Strategy fund to our partners. During 2012, we had nine funds exceed gross sales of $250 million. Sales of products other than our Ivy Asset Strategy fund accounted for 68% of total sales during 2012 compared to 53% during 2011 and 40% for 2010. We expect the Wholesale Channel to be critical in driving our organic growth rate in the coming years.

        Our Advisors channel sales force consists of 1,763 independent financial advisors spread throughout the United States, who carry out our mission of providing financial advice for retirement, education funding, estate planning and other financial needs for our clients. A distinguishing aspect of this channel is its industry low redemption rate, which can be attributed to the personal nature in which our advisors provide service to their clients.

        Over the past three years, we have experienced a decline in our number of financial advisors; however, the decline was not unexpected as we continue to push for higher production from our advisors by increasing minimum production requirements for them to stay licensed with us. Our gross revenue production per advisor increased 41%, to $168 thousand, and gross sales in the channel increased 12%, to $4.1 billion, during the past two years, despite the 13% decrease in advisor headcount. This headcount decline leveled off during 2012. We continue to focus our recruiting efforts on bringing in experienced advisors.

        Through our Institutional channel we manage assets in a variety of investment styles for a variety of types of institutions. The largest percentage of our clients hire us to act as subadvisor for their branded products; they are typically distributors who lack scale or the track record to manage internally, or choose to market multi-manager styles. This is the smallest of our three distribution channels but it has experienced positive gross sales and net flow trends over the past two years due to our growing subadvisory relationships. Our subadvisory relationships currently account for more than 65% of the channel's $11.8 billion in assets at the end of 2012.

Market Developments

        The financial markets experienced strong gains in 2012 despite ongoing uncertainty surrounding government policy and global economic growth. Retail investors were willing to accept minimal returns rather than expose themselves to the highly unpredictable equity market, which led to meaningful outflows of actively managed equity funds. Through this volatile year, the Company generated net flows of $2.3 billion and maintained stable redemption rates compared to industry averages. Strong market appreciation combined with positive flows contributed to a 16% increase in assets under management compared to December 31, 2011, as we reached assets under management of $96.4 billion at December 31, 2012.

Sale of Legend

        During 2012, the Company committed to a plan to sell its Legend subsidiaries and on October 29, 2012 the Company signed a definitive agreement to execute the transaction. The sale closed effective January 1, 2013. Based on the value of the consideration the Company expected to receive upon closing, which is less than the carrying value of net assets to be sold, the Company recorded a non-cash impairment charge of $42.4 million, which is reflected in income (loss) from discontinued operations on the statement of income. The consideration received was subject to working capital and regulatory capital adjustments through the closing date. The Company retained $7.7 million of Legend's excess working capital as part of the agreement. The agreement also includes an earnout provision based on asset retention for a period of two years following the closing date.

        The operational results of Legend have been presented as discontinued operations in the consolidated financial statements for all periods presented. Unless otherwise stated, references in Management's Discussion and Analysis of Financial Condition and Results of Operations refers to continuing operations.

Operating Results

        The company ended the year with $1.2 billion in revenues. The revenue increase of 5% relative to fiscal 2011 was reflective of an increase in our average managed assets and positive net flows. Average assets under management were $91.7 billion in 2012 compared to $87.1 billion in 2011.

        Income from continuing operations increased 12% compared to 2011 while our operating margin improved slightly from 25.5% to 25.8%. We plan to continue our focus on cost controls during 2013.

        Our balance sheet remains strong, as we ended the year with cash and investments of $504.2 million, after payment of an $85.4 million special dividend in December. At December 31, 2012, we had no borrowings outstanding under our three year revolving credit facility, which provides for initial borrowings of up to $125.0 million and can be expanded to $200.0 million.

Assets Under Management

        Assets under management of $96.4 billion on December 31, 2012 increased $13.2 billion, or 16%, compared to $83.2 billion reported a year ago. Market appreciation of $10.9 billion across the complex, and net sales of $1.4 billion generated by the Wholesale channel were the primary contributors to this increase.

Change in Assets Under Management (1)

	Wholesale Channel	Advisors Channel	Institutional Channel	Total
	(in millions)
December 31, 2012
Beginning Assets	$40,954	31,709	10,494	83,157
Sales (net of commissions)	15,325	4,051	2,502	21,878
Redemptions	(13,896)	(4,156)	(2,760)	(20,812)

Net Sales	1,429	(105)	(258)	1,066
Net Exchanges	155	(158)	-	(3)
Reinvested Dividends and Capital Gains	605	454	218	1,277

Net Flows	2,189	191	(40)	2,340
Market Appreciation	5,787	3,760	1,321	10,868

Ending Assets	$48,930	35,660	11,775	96,365

December 31, 2011
Beginning Assets	$40,883	33,181	9,609	83,673
Sales (net of commissions)	16,594	3,800	3,413	23,807
Redemptions	(12,995)	(4,047)	(2,479)	(19,521)

Net Sales	3,599	(247)	934	4,286
Net Exchanges	261	(262)	-	(1)
Reinvested Dividends and Capital Gains	279	353	112	744

Net Flows	4,139	(156)	1,046	5,029
Market Depreciation	(4,068)	(1,316)	(161)	(5,545)

Ending Assets	$40,954	31,709	10,494	83,157

December 31, 2010
Beginning Assets	$32,818	29,474	7,491	69,783
Sales (net of commissions)	14,505	3,616	3,588	21,709
Redemptions	(10,560)	(3,526)	(2,874)	(16,960)

Net Sales	3,945	90	714	4,749
Net Exchanges	190	(308)	116	(2)
Reinvested Dividends and Capital Gains	237	338	114	689

Net Flows	4,372	120	944	5,436
Market Appreciation	3,693	3,587	1,174	8,454

Ending Assets	$40,883	33,181	9,609	83,673

(1)
Includes all activity of the Funds and institutional and separate accounts, including money market funds and transactions at net asset value, accounts for which we receive no commissions.

        Average assets under management, which are generally more indicative of trends in revenue for providing investment management services than the year over year change in ending assets under management, increased by 5% compared to 2011.

Average Assets Under Management

	2012		2011		2010
	Average	Percentage of Total	Average	Percentage of Total	Average	Percentage of Total
	(in millions, except percentage data)
Distribution Channel:
Wholesale Channel
Equity	$37,924	83%	39,387	91%	32,805	92%
Fixed income	7,684	17%	3,684	8%	2,385	7%
Money market	191	0%	320	1%	284	1%

Total	$45,799	100%	43,391	100%	35,474	100%

Advisors Channel
Equity	$24,227	70%	24,477	73%	22,430	74%
Fixed income	8,933	26%	7,629	23%	6,614	22%
Money market	1,318	4%	1,203	4%	1,288	4%

Total	$34,478	100%	33,309	100%	30,332	100%

Institutional Channel
Equity	$10,630	93%	9,627	93%	7,467	91%
Fixed income	784	7%	780	7%	732	9%
Money market	-	-	-	-	-	-

Total	$11,414	100%	10,407	100%	8,199	100%

Total by Asset Class:
Equity	$72,781	84%	73,491	84%	62,702	85%
Fixed income	17,401	14%	12,093	14%	9,731	13%
Money market	1,509	2%	1,523	2%	1,572	2%

Total	$91,691	100%	87,107	100%	74,005	100%

        The following table summarizes our five largest mutual funds as of December 31, 2012 by ending assets under management and investment management fees for the last three years. The assets under management and management fees of our five largest mutual funds are presented as a percentage of our total assets under management and total management fees.

Five Largest Mutual Funds by Ending Assets Under Management and Investment Management Fees

	2012		2011		2010
	Ending	Percentage of Total	Ending	Percentage of Total	Ending	Percentage of Total
	(in millions, except percentage data)
By Assets Under Management:
Ivy Asset Strategy	$25,981	27%	23,642	28%	25,106	30%
Ivy High Income	7,228	8%	3,197	4%	1,694	2%
Advisors Asset Strategy	3,076	3%	2,772	3%	3,328	4%
Advisors Core Investment	3,067	3%	2,724	3%	2,888	3%
Ivy Mid Cap Growth	2,777	3%	1,500	2%	543	1%

Total	$42,129	44%	33,835	40%	33,559	40%

	(in thousands, except percentage data)
By Management Fees:
Ivy Asset Strategy	$142,701	26%	146,649	28%	123,638	27%
Ivy Global Natural Resources (1)	28,886	5%	46,324	9%	43,839	10%
Ivy High Income	28,182	5%	12,843	2%	7,925	2%
Advisors Asset Strategy	19,248	4%	20,465	4%	20,402	4%
Advisors Science & Technology	19,007	3%	19,208	3%	18,379	4%

Total	$238,024	43%	245,489	46%	214,183	47%

(1)
For the years ended December 31, 2012, 2011 and 2010, we paid subadvisory fees of $14.6 million, $23.4 million and $22.1 million, respectively.

Results of Operations

Income from Continuing Operations

	For the Year Ended December 31,			Variance
				2012 vs. 2011	2011 vs. 2010
	2012	2011	2010
	(in thousands, except percentage data)
Income from continuing operations	$192,528	172,205	153,428	12%	12%
Net income per share from continuing operations, basic and diluted	$2.25	2.01	1.79	12%	12%
Operating Margin	26%	25%	25%	1%	0%

        We reported income from continuing operations of $192.5 million, or $2.25 per diluted share, in 2012 compared to $172.2 million, or $2.01 per diluted share, in 2011 and $153.4 million, or $1.79 per diluted share, in 2010.

Total Revenues

        Total revenues increased 5% in 2012 compared to 2011, attributable to an increase in average assets under management of 5%, partially offset by a decrease in gross sales of 8%, while total revenues increased 15% in 2011 compared to 2010, attributable to an increase in average assets under management of 18% and an increase in gross sales of 10%.

	For the Year Ended December 31,			Variance
				2012 vs. 2011	2011 vs. 2010
	2012	2011	2010
	(in thousands, except percentage data)
Investment management fees	$549,231	530,599	457,538	4%	16%
Underwriting and distribution fees	496,465	469,484	410,380	6%	14%
Shareholder service fees	128,109	122,449	110,348	5%	11%

Total revenues	$1,173,805	1,122,532	978,266	5%	15%

Investment Management Fee Revenues

        Investment management fee revenues are earned for providing investment advisory services to the Funds and to institutional and separate accounts. Investment management fee revenues increased $18.6 million, or 4%, in 2012 and increased $73.1 million, or 16%, in 2011.

        Revenues from investment management services provided to our retail mutual funds, which are distributed through the Wholesale, Advisors and Institutional channels, were $506.1 million in 2012 and increased $16.1 million, or 3%, compared to 2011, while the related retail average assets increased 5%. Investment management fee revenues increased less than the related retail average assets due to the effect of recording management fee waivers as an offset to investment management fees beginning in the third quarter of 2010. Of the total management fee waivers recorded in 2012 of $8.7 million, $5.5 million related to money market accounts. Revenues from investment management services provided to our retail mutual funds were $490.0 million in 2011 and increased $65.9 million, or 16%, compared to 2010, while the related retail average assets increased 17%. Retail sales were $19.4 billion, $20.4 billion and $18.1 billion in 2012, 2011 and 2010, respectively.

        Institutional and separate account revenues were $43.2 million, $40.6 million and $33.4 million in 2012, 2011 and 2010, respectively. The increase in revenues in 2012 compared to 2011 was primarily attributable to a 10% increase in average assets while the increase in revenues in 2011 compared to 2010 was a result of a 27% increase in average assets.

        In the Wholesale channel, long-term redemption rates were 30.2% in 2012, compared to 29.5% in 2011 and 29.3% in 2010. Long-term redemption rates (which exclude money market fund redemptions) in the Advisors channel were 9.9% in 2012 compared to 10.0% and 9.3% in 2011 and 2010, respectively. We expect the Advisors channel long-term redemption rate to remain lower than that of the Wholesale channel due to the personal and customized nature in which our financial advisors provide service to our clients.

        The long-term redemption rate for our Institutional channel was 24.2% in 2012 compared to 23.8% in 2011 and 35.1% in 2010. Subadvisory and defined contribution pension business comprise more than 65% of the Institutional channel's assets as of December 31, 2012 and unlike defined benefit pension accounts, the active daily flows in or out of these accounts can result in an increase in contributions and withdrawals and impact the channel's redemption rate.

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

        We offer asset allocation investment advisory products that utilize our Funds. These products offer clients a selection of traditional asset allocation models, as well as features such as systematic rebalancing and client and advisor participation in determining asset allocation across asset classes. We earn asset-based fees on our asset allocation investment advisory products.

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

Underwriting and Distribution Fee Revenues and Expenses

        The following tables illustrate our underwriting and distribution fee revenues and expenses segregated by distribution channel for the years ended December 31, 2012, 2011 and 2010:

	Total
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(in thousands, except percentage data)
Revenue	$496,465	469,484	410,380	6%	14%
Expenses:
Direct	444,854	428,447	372,537	4%	15%
Indirect	145,127	131,772	120,919	10%	9%

Total Expenses	589,981	560,219	493,456	5%	14%

Net Underwriting & Distribution	$(93,516)	(90,735)	(83,076)	-3%	-9%

	Wholesale Channel
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Revenue	$178,700	179,407	158,273	0%	13%
Expenses:
Direct	224,744	224,089	195,379	0%	15%
Indirect	39,929	34,358	33,188	16%	4%

Total Expenses	264,673	258,447	228,567	2%	13%

Net Underwriting & Distribution	$(85,973)	(79,040)	(70,294)	-9%	-12%

	Advisors Channel
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Revenue	$317,765	290,077	252,107	10%	15%
Expenses:
Direct	220,110	204,358	177,158	8%	15%
Indirect	105,198	97,414	87,731	8%	11%

Total Expenses	325,308	301,772	264,889	8%	14%

Net Underwriting & Distribution	$(7,543)	(11,695)	(12,782)	36%	9%

        A significant portion of underwriting and distribution revenues are received from Rule 12b-1 asset-based distribution and service fees earned on both load and load-waived and deferred-load products sold by our financial advisors and third party intermediaries. Underwriting and distribution revenues also include asset-based fees earned on our asset allocation products and commissions earned on the sale of other insurance products. A portion of underwriting and distribution fee revenues in our Advisors channel are derived from sales commissions charged on front-end load products sold by our financial advisors, including mutual fund Class A shares (those sponsored by the Company and those underwritten by other non-proprietary mutual fund companies), variable annuities and financial planning fees. A significant amount of Wholesale mutual fund sales are load-waived.

        We divide the costs of underwriting and distribution into two components—direct costs and indirect costs. Direct selling costs fluctuate with sales volume, such as advisor commissions and commission overrides paid to field management, advisor incentive compensation, commissions paid to third parties and to our own wholesalers, and related overrides in our Wholesale channel. Direct selling costs also fluctuate with assets under management, such as Rule 12b-1 service and distribution fees paid to the same parties. Indirect selling costs are fixed costs that do not necessarily fluctuate with sales levels. Indirect costs include expenses incurred by our home office and field offices such as wholesaler salaries, marketing costs, promotion and distribution of our products through the Wholesale and Advisors channels; support and management of our financial advisors such as field office overhead, sales programs and technology infrastructure; and costs of managing and supporting our wholesale efforts through technology infrastructure and personnel. While the Institutional channel does have marketing expenses, those expenses are accounted for in compensation and related costs and general and administrative expense instead of underwriting and distribution because of the channel's integration with our investment management division, its relatively small size and the fact that there are no Rule 12b-1 fees, loads, CDSCs, or any other charges to separate account clients except investment management fees.

        We recover certain of our underwriting and distribution costs through Rule 12b-1 service and distribution fees, which are paid by the Funds. All Rule 12b-1 service and distribution fee revenue received from the Funds is recorded on a gross basis.

        Underwriting and distribution revenues earned in 2012 increased by $27.0 million, or 6%, compared to 2011. During 2012, revenues from fee-based asset allocation products continued to be a meaningful contributor to revenues, increasing to 23% of underwriting and distribution revenues in 2012 compared to 18% in 2011. Assets grew from $6.0 billion to $8.2 billion year over year and revenues generated from these assets increased $33.1 million. Technology fees collected from our advisors increased revenues $3.0 million. Prior to the fourth quarter of 2011, these fees were netted in operating expenses. Increased Rule 12b-1 asset-based service and distribution fees of $2.2 million resulted from the increase in average mutual fund assets under management. Offsetting these increases, revenues from variable annuity products sold in the Advisors channel decreased by $10.5 million. Insurance-related revenues and revenues from financial plans each decreased $1.1 million compared to 2011.

        Underwriting and distribution revenues earned in 2011 increased by $59.1 million, or 14%, compared to 2010. Revenues from fee-based asset allocation products increased $33.3 million compared to 2010 as assets grew from $4.5 billion to $6.0 billion year over year. Rule 12b-1 asset-based service and distribution fees increased $28.5 million compared to 2010 as a result of an increase in average mutual fund assets under management. Revenues from front-load product sales sold in the Advisors channel decreased by $4.5 million; however, this overall decrease included an increase in variable annuity revenues of $7.5 million. Insurance-related revenues decreased $1.1 million compared to 2010.

        Underwriting and distribution expenses in 2012 increased by $29.8 million, or 5%, compared to 2011. Direct expenses in the Wholesale channel increased $0.7 million compared to 2011 as a result of an increase in average wholesale assets under management, partially offset by lower sales volume year over year. We incurred higher dealer compensation paid to third party distributors and increased Rule 12b-1 asset-based service and distribution expenses, partially offset by lower wholesaler commissions. Direct expenses in the Advisors channel increased $15.8 million, or 8% due to increased commissions related to the sale of fee-based asset allocation products of $25.1 million, partially offset by lower commissions on variable annuity products of $6.1 million. Expenses related to financial plans and insurance products decreased $1.0 million and $0.5 million, respectively. Indirect expenses increased a total of $13.4 million compared to 2011. The indirect expenses increase of $5.6 million in the Wholesale channel was due to increased marketing costs and employee compensation and benefits expenses. The increase in indirect expenses in the Advisors channel of $7.8 million was due to costs associated with our electronic books and records conversion project and increased employee compensation and benefits expenses.

        Underwriting and distribution expenses in 2011 increased by $66.8 million, or 14%, compared to 2010. A significant part of this increase was attributable to higher direct expenses in the Wholesale channel of $28.7 million as a result of an increase in average wholesale assets under management year over year. We incurred higher dealer compensation paid to third party distributors, increased Rule 12b-1 asset-based service and distribution expenses and higher wholesaler commissions, partially offset by lower amortization expense of deferred sales commissions. Direct expenses in the Advisors channel increased $27.2 million, or 15%, compared to 2010 due to higher fee-based asset allocation expenses of $23.8 million, higher Rule 12b-1 asset-based service and distribution commissions of $6.3 million and higher amortization expense of deferred sales commissions of $0.9 million, partially offset by lower point of sale commissions on front-load product sales of $2.6 million and insurance expenses of $0.6 million. The indirect expenses increase of $1.2 million in the Wholesale channel was mostly due to higher employee compensation and benefits expense. The increase in indirect expenses in the Advisors channel of $9.7 million was due to increased employee compensation and benefits expenses, higher convention costs, increased field office expenses and higher expenses incurred beginning mid-year 2011 related to our electronic books and records conversion project.

Shareholder Service Fees Revenue

        Shareholder service fee revenue primarily includes transfer agency fees, custodian fees from retirement plan accounts, and portfolio accounting and administration fees. Transfer agency fees and portfolio accounting and administration fees are asset-based revenues or account-based revenues, while custodian fees from retirement plan accounts are based on the number of client accounts.

        During 2012, shareholder service fees revenue increased $5.7 million, or 5%, over 2011, due to higher asset-based fees of $4.5 million year over year in certain share classes and $1.2 million attributable to account-based revenues, due to a 1% increase in the average number of client accounts.

        During 2011, shareholder service fees revenue increased $12.1 million, or 11%, over 2010, due to higher asset-based fees of $8.6 million year over year in certain share classes and $3.5 million attributable to account-based revenues, due to a 2% increase in the average number of client accounts.

Total Operating Expenses

        Operating expenses increased $35.0 million, or 4%, in 2012 compared to 2011 primarily due to increased underwriting and distribution expenses and compensation and related costs, partially offset by decreased subadvisory fees. Underwriting and distribution expenses are discussed above.

        Operating expenses increased $102.5 million, or 14%, in 2011 compared to 2010 primarily due to increased underwriting and distribution expenses, compensation and related costs, and general and administrative expenses.

	For the Year Ended December 31,			Variance
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(in thousands, except percentage data)
Underwriting and distribution	$589,981	560,219	493,456	5%	14%
Compensation and related costs	171,775	157,332	138,207	9%	14%
General and administrative	75,332	74,110	60,785	2%	22%
Subadvisory fees	21,009	29,885	27,823	-30%	7%
Depreciation	13,211	14,764	13,525	-11%	9%

Total operating expenses	$871,308	836,310	733,796	4%	14%

Compensation and Related Costs

        Compensation and related costs in 2012 increased $14.4 million, or 9%, compared to 2011. Base salaries and payroll taxes contributed $6.1 million to the increase, due to an increase in average headcount of 6% and annual merit increases during 2012. Share-based compensation increased $3.4 million compared to 2011 primarily due to higher amortization expense associated with our April 2012, December 2011 and April 2011 grants of nonvested stock compared to grants that became fully vested in 2012. Pension costs increased $3.2 million year over year, incentive compensation expense increased $0.9 million and group insurance costs increased $0.6 million based on unfavorable claims experience.

        Compensation and related costs in 2011 increased $19.1 million, or 14%, compared to 2010. Base salaries and payroll taxes contributed $6.8 million to the increase, due to an increase in average headcount of 12% and annual merit increases during 2011. Share-based compensation increased $6.3 million compared to 2010 primarily due to higher amortization expense associated with our April 2011, December 2010 and April 2010 grants of nonvested stock compared to grants that became fully vested in 2011. We had a decrease in capitalized software development activities of $2.7 million, higher commission expense on managed and institutional accounts of $1.5 million and experienced higher incentive compensation expense of $0.8 million and group insurance costs of $0.3 million.

General and Administrative Expenses

        General and administrative expenses are operating costs other than those related to compensation and to distribution efforts, including, but not limited to, computer services and software costs, telecommunications, facilities costs of our home offices, costs of professional services including legal and accounting, and insurance.

        General and administrative expenses increased $1.2 million for the year ended December 31, 2012 compared to 2011. During 2012, we recorded a charge of $5.0 million to reflect the impairment of certain capitalized software development costs. Our ongoing assessment and changes to our enterprise information technology infrastructure and software resulted in the decision to discontinue the usage of certain software. Also included in 2012 was an adjustment to lower general and administrative expenses by $3.5 million to reflect lower estimated costs of distributing an SEC market timing settlement dating back to 2006, and a reduction in the estimated legal costs related to an ongoing class action suit. Included in 2011 is a $1.8 million charge related to the write-off of software capitalization costs due to the discontinuation of use of certain software licenses. Excluding these charges, general and administrative expenses increased $1.5 million, due primarily to increased costs incurred for third party servicing of our shareholder accounts of $3.1 million, higher computer services and software costs and increased costs for temporary office staff related to our electronic books and records conversion project. Costs decreased related to our national branding campaign launched in 2011 year over year. We expect computer services and software costs to increase in the coming year based on our current project plan.

        General and administrative expenses increased $13.3 million in 2011 compared to 2010. Included in 2011 is a $1.8 million charge related to the write-off of software capitalization costs due to the discontinuation of use of certain software licenses. The remaining variance is due to increased costs incurred for third party servicing of our shareholder accounts of $4.1 million, costs incurred for our national branding campaign launched in the first quarter of 2011, higher computer services and software costs of $2.7 million and increased legal expenses of $2.4 million, partially offset by lower fund expenses of $0.7 million. Fee waivers were recorded as part of fund expenses prior to the third quarter of 2010. Fee waivers are now netted against management fee revenues.

Subadvisory Fees

        Subadvisory fees represent fees paid to other asset managers for providing advisory services for certain mutual fund portfolios. These expenses reduce our operating margin since we pay out approximately half of our management fee revenue received from subadvised products. Gross management fee revenues for products subadvised by others were $41.7 million for the year ended December 31, 2012 compared to $59.3 million and $55.3 million for 2011 and 2010, respectively, due to a 31% decrease in average assets from 2011 to 2012 and a 8% increase in average assets from 2010 to 2011. Subadvisory expenses followed the same pattern for the past three years.

        Subadvised assets under management at December 31, 2012 were $4.3 billion compared to the annual average of $5.0 billion for 2012. Since subadvisory expenses are a function of sales, redemptions and market action for subadvised assets, assuming a flat market in 2013, the lower asset base will likely result in a decrease to both gross management fee revenues and subadvisory expenses for the coming year.

Other Income and Expenses

Investment and Other Income

        Investment and other income increased $7.7 million in 2012 compared to 2011. The current year included mark-to-market gains on mutual fund holdings in our trading portfolio of $4.8 million compared to losses in 2011 of $1.1 million. We recorded realized gains on the sale of available for sale mutual funds of $3.2 million during 2012 compared to $2.2 million in 2011. Interest and gains related to our corporate bond portfolio increased $0.8 million compared to the prior year. In 2012 and 2011, we recorded write-downs of our investment in limited partnerships of $2.0 million and $1.5 million, respectively.

        Investment and other income decreased $6.5 million in 2011 compared to 2010. The most significant contributor to this decrease related to mark-to-market losses on mutual fund holdings in our trading portfolio of $1.1 million in 2011 compared to gains in 2010 of $5.1 million. We recorded realized gains on the sale of available for sale mutual funds of $2.2 million during 2011 compared to $2.9 million in 2010. Higher dividend income on available for sale mutual fund holdings of $1.0 million in 2011 compared to 2010 partially offset these declines. We recorded write-downs of our investment in a limited partnership of $1.5 million in both years.

Interest Expense

        Interest expense was $11.3 million, $11.4 million and $12.7 million in 2012, 2011 and 2010, respectively. In January 2011, we completed the refinancing of our senior notes with more favorable terms, which resulted in lower interest expense in 2011 compared to 2010. We also experienced lower costs associated with our $125.0 million credit facility, which was entered into in August 2010.

Income Taxes

        Our effective income tax rate from continuing operations was 36.0%, 37.8% and 36.2% in 2012, 2011 and 2010, respectively. During 2009, the Company sold a subsidiary, which generated a capital loss available to offset potential future and prior period capital gains. Due to the character of the loss and the limited carryforward period permitted by law, a valuation allowance was recorded on a portion of this capital loss. The lower effective tax rate in 2012 was primarily the result of additional utilization of the capital loss in 2012 as compared to 2011. During 2012 and 2011, realized capital gains allowed for a release of the valuation allowance of $2.3 million and $0.4 million, respectively. In both years, this release of the valuation allowance was recorded as a reduction to income tax expense and, as a result, decreased our effective tax rate. The higher effective tax rate in 2011 over 2010 was primarily the result of less utilization of the capital loss in 2011 as compared to 2010.

        Our 2012, 2011 and 2010 effective tax rates from continuing operations, removing the effects of the valuation allowance, would have been 36.8%, 38.0% and 37.3%, respectively. The effective income tax rate, exclusive of the valuation allowance, decreased in 2012 as compared to 2011 due to the lapse of the statute of limitations in tax years, which allowed for the recognition of tax benefits previously considered partially uncertain. Also in 2012, the Company identified favorable treatment on expenses previously considered nondeductible for income tax purposes in years for which the statute of limitations remains open. The effective income tax rate, exclusive of the valuation allowance, increased in 2011 over that of 2010 due to changes in state legislation in jurisdictions in which the Company operates as well as a charge to tax expense in 2011 on tax positions for which the outcome is uncertain in tax years in which the statute of limitations remains open.

Liquidity and Capital Resources

        The following table summarizes certain key financial data relating to our liquidity and capital resources:

	For the Year Ended December 31,					Variance
						2012 vs. 2011	2011 vs. 2010
	2012	2011		2010
	(in thousands, except percentage data)
Balance Sheet Data:(2)
Cash and cash equivalents	$328,027	323,916		190,070		1%	70%
Cash and cash equivalents - restricted	92,980	50,556		71,689		84%	-29%
Investment securities	176,142	134,262		191,322	(1)	31%	-30%
Long-term debt	190,000	190,000		189,999		0%	0%
Cash Flow Data:
Cash flows from operating activities	233,435	283,139	(1)	140,643		-18%	101%
Cash flows from investing activities	(17,129)	(30,242)		(67,806)		-43%	-55%
Cash flows from financing activities	(213,059)	(121,129)		(121,881)		-76%	1%

(1)
At December 31, 2010, investment securities included U.S. treasury bills of $117.9 million and commercial paper of $5.0 million with maturities of less than 180 days at the date of purchase.

  Maturities of the U.S. treasury bills and commercial paper during 2011 of $66.0 million is included in cash flows from operating activities.

(2)
Balance sheet data excludes discontinued operations held for sale for all periods presented.

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

Pay Dividends

        The Board of Directors approved a special cash dividend on our common stock of $1.00 per share that was paid on December 6, 2012, and an increase in the quarterly dividend on our common stock from $0.25 per share to $0.28 per share beginning with our fourth quarter 2012 dividend, paid on February 1, 2013. Dividends on our common stock resulted in financing cash outflows of $171.3 million, $68.8 million and $65.2 million in 2012, 2011 and 2010, respectively.

Repurchase Our Stock

        In 2012, we purchased 1.5 million of our shares, compared to 2.0 million shares in both 2011 and 2010. These share repurchase amounts included 568,568 shares, 494,207 shares and 426,665 shares from employees who elected to tender shares to cover their minimum tax withholdings with respect to vesting of stock awards during the years ended December 31, 2012, 2011 and 2010, respectively.

        In the future, we plan to repurchase shares, at a minimum, to offset dilution from shares issued for employee share plans. During 2013, we estimate that we will repurchase approximately 670 thousand shares from employees who elect to tender shares to cover their minimum tax withholdings arising from the vesting of nonvested shares.

Operating Cash Flows

        Excluding the cash flows from operating activities generated from the maturity of U.S. treasuries and commercial paper in 2011 of $66.0 million, net cash provided by operating activities increased $16.3 million from 2011 to 2012.

        The payable to investment companies for securities and other receivables accounts can fluctuate significantly based on trading activity at the end of a reporting period. Changes in these accounts result in variances within cash from operations on the statement of cash flows; however, there is no impact to the Company's liquidity and operations for the variances in these accounts.

        We pay our financial advisors and third parties upfront commissions on the sale of Class B and C shares and certain fee-based asset allocation products. Funding of such commissions during the years ended December 31, 2012, 2011 and 2010 totaled $54.4 million, $57.9 million and $59.0 million, respectively. The drivers of commission funding in 2012 were fee-based asset allocation products, for which $28.0 million was funded, and Class C shares, for which $19.0 million was funded. The drivers of commission funding in 2011 were fee-based asset allocation products, for which $26.5 million was funded, and Class C shares, for which $23.0 million was funded. The drivers of commission funding in 2010 were Class C shares, for which $25.9 million was funded, and fee-based asset allocation products, for which $24.8 million was funded. Management expects future cash requirements for sales commissions may exceed the level experienced in previous years due to increased sales in our fee-based asset allocation products.

        Contributions to our pension plan are not expected to exceed $20 million for 2013. A contribution of $10 million was made to the plan in January 2013.

Investing Cash Flows

        Investing activities consist primarily of the purchase and sale of available for sale investment securities, as well as capital expenditures. We expect our 2013 capital expenditures to be in the range of $15.0 to $20.0 million.

Financing Cash Flows

        As noted previously, dividends and stock repurchases accounted for a majority of our financing cash outflows in 2012.

        During 2010, we repurchased $10.0 million of our $200.0 million aggregate principal amount 5.6% senior notes due January 2011 (the "Notes"). On August 31, 2010, the Company entered into an agreement to complete a $190.0 million private placement of senior notes (the "Senior Notes"). The agreement contained a delayed funding provision that allowed the Company to draw down the proceeds in January 2011 when the existing Notes matured. The Company used the proceeds of the issuance and sale of the Senior Notes to repay in full the Notes expiring in January 2011. The Senior Notes are unsecured and were issued in two tranches: $95.0 million bearing interest at 5% and maturing January 13, 2018, Series A, and $95.0 million bearing interest of 5.75% and maturing January 13, 2021, Series B. Interest is payable semi-annually in January and July of each year.

        Simultaneous with the refinancing of our senior notes, the Company entered into a three year revolving credit facility (the "Credit Facility") with various lenders, effective August 31, 2010, which provides for initial borrowings of up to $125.0 million and replaced the Company's previous revolving credit facility. Lenders could, at their option upon the Company's request, expand the facility to $200.0 million. At December 31, 2012, there were no borrowings outstanding under the Credit Facility. Both the Credit Facility and Senior Notes contain financial covenants with respect to leverage and interest coverage, both of which we were in compliance with throughout fiscal 2012.

Short Term Liquidity and Capital Requirements

        Management believes its available cash, marketable securities and expected cash flow from operations will be sufficient to fund its short-term operating and capital requirements during 2013. Expected short-term uses of cash include dividend payments, interest payments on outstanding debt, income tax payments, seed money for new products, share repurchases, payment of deferred commissions to our financial advisors and third parties, capital expenditures and home office leasehold improvements, and could include strategic acquisitions.

Long Term Liquidity and Capital Requirements

        Expected long-term capital requirements include indebtedness, operating leases and purchase obligations, and potential recognition of tax liabilities, summarized in the following table as of December 31, 2012. Purchase obligations include amounts that will be due for the purchase of goods and services to be used in our operations under long-term commitments or contracts. The majority of our purchase obligations are reimbursable to us by the Funds.

	Total	2013	2014- 2015	2016- 2017	Thereafter/ Indeterminate
	(in thousands)
Long-term debt obligations, including interest	$262,557	10,213	20,425	20,425	211,494
Non-cancelable operating lease commitments	89,386	20,498	29,998	17,313	21,577
Purchase obligations	261,419	38,358	63,714	59,087	100,260
Unrecognized tax benefits	10,788	329	-	-	10,459

	$624,150	69,398	114,137	96,825	343,790

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

Accounting for Goodwill and Intangible Assets

        As of December 31, 2012, our total goodwill and intangible assets were $162.0 million, or 14%, of our total assets. Two significant considerations arise with respect to these assets that require management estimates and judgment: (i) the valuation in connection with the initial purchase price allocation, and (ii) the ongoing evaluation of impairment.

        In connection with all of our acquisitions, an evaluation is completed to determine reasonable purchase price allocations. The purchase price allocation process requires management estimates and judgments as to expectations for the various products, distribution channels and business strategies. For example, certain growth rates and operating margins were assumed for different products and distribution channels. If actual growth rates or operating margins, among other assumptions, differ from the estimates and judgments used in the purchase price allocation, the amounts recorded in the financial statements for identifiable intangible assets and goodwill could be subject to charges for impairment in the future.

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

        As of June 30, 2012, the Company's annual impairment test indicated that the fair value of the Legend reporting unit exceeded its carrying value, which resulted in no goodwill impairment. During preliminary due diligence conducted in the third quarter regarding a possible sale of Legend, several significant issues arose regarding executive leadership, advisor retention and employee morale. As due diligence discussions progressed into formal negotiations throughout the third quarter, the Company's concerns regarding these matters escalated, the depth and consequence of which led us to determine that a change in the strategic direction of Legend was necessary, and as a result, the Company decided to move forward with a sale of Legend at a price lower than the fair value utilized in the annual impairment analysis in the second quarter. During the third quarter of 2012, $59.2 million of goodwill related to Legend was allocated to assets of discontinued operations held for sale and $42.4 million of goodwill related to Legend was written down and is included in the loss from discontinued operations in the statement of income.

        The Company's annual impairment test indicated that remaining goodwill and identifiable intangible assets were not impaired. Related to goodwill, the fair value of the investment management and related services reporting unit exceeded its carrying value by more than 100%. The fair value of our indefinite-life intangible assets exceeded their respective carrying values by more than 80%.

Accounting for Income Taxes

        In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain. In addition, respective tax authorities periodically audit our income tax returns. These audits examine our significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions. We adjust our income tax provision in the period in which we determine the actual outcomes will likely be different from our estimates. The recognition or derecognition of income tax expense related to uncertain tax positions is determined under the guidance as prescribed by Accounting Standards Codification ("ASC") "Income Taxes Topic" ASC 740. During 2012 and 2010, the Company settled three and nine open tax years, respectively, that were undergoing audit by state jurisdictions in which the Company operates. These audits were settled in all material respects with no significant adjustments. The Company is currently undergoing audits in various other state jurisdictions that have not yet been settled.

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

        In 2009, the Company sold a subsidiary that generated a capital loss available to offset potential future capital gains. Due to the character of the loss and the limited carryforward period permitted by law, the Company may not realize the full tax benefit of the capital loss. The capital loss carryforward generated in 2009, if not utilized, will expire in 2014. During 2012, the Company recorded a non-cash impairment charge for its investment in the Legend subsidiaries. The impairment created excess tax basis in its investment in Legend that will be characterized as a capital loss upon the sale of Legend. Capital losses generated by the Legend sale will expire five years from when the loss is realized. Management believes it is not more likely than not that the Company will generate sufficient future capital gains to realize the full benefit of these capital losses. Accordingly, a valuation allowance has been recorded on the deferred tax assets that were capital in nature as of December 31, 2012 and December 31, 2011.

        Also as of December 31, 2012, four of the Company's subsidiaries have state net operating loss carryforwards in certain states in which those companies file on a separate company basis. These entities have recognized a deferred tax asset for such carryforwards. The carryforwards, if not utilized, will expire between 2013 and 2032. Management believes it is not more likely than not that three of the subsidiaries will generate sufficient future taxable income in these states to realize the benefit of these state net operating loss carryforwards and, accordingly, a valuation allowance has been recorded at December 31, 2012 and December 31, 2011. We have not recorded a valuation allowance on any other deferred tax assets as of the current reporting period based on our belief that operating income will, more likely than not, be sufficient to realize the benefit of these assets over time. In the event that actual results differ from estimates or if our historical trend of positive operating income changes, we may be required to record a valuation allowance on deferred tax assets, which could have a significant effect on our consolidated financial condition and results of operations.

        Income taxes are recorded at the rates in effect in the various tax jurisdictions in which we operate. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.

Pension and Other Postretirement Benefits

        Accounting for our pension and postretirement benefit plans requires us to estimate the cost of benefits to be provided well into the future and the current value of our benefit obligations. Three critical assumptions affecting these estimates are the discount rate, the expected return on assets, and the expected health care cost trend rate. In 2012 and 2011, the discount rate assumption was based on the Aon Hewitt AA Only Above Median Yield Curve. This discount rate was determined separately for each plan by plotting the expected benefit payments from each plan against a yield curve of high quality, zero coupon bonds and calculating the single rate that would produce the same present value of liabilities as the yield curve. Prior to 2011, the discount rate assumption was based on the Mercer Bond Model, which calculated the yield on a theoretical portfolio of high-grade corporate bonds with cash flows that generally matched our expected benefit payments. The expected return on plan assets and health care cost trend rates are based upon an evaluation of our historical trends and experience, taking into account current and expected future market conditions. Other assumptions include rates of future compensation increases, participant withdrawals and mortality rates, and participant retirement ages. These estimates and assumptions impact the amount of net pension expense or income recognized each year and the measurement of our reported benefit obligation under the plans.

        In 2012, we decreased the discount rate for our pension plan to 4.22% from 4.99% used in 2011 and 6.00% used in 2010, and decreased the discount rate for our postretirement plan to 4.18% from 5.00% used in 2011 and 6.00% used in 2010, to reflect market interest rates. We continue to assume long-term asset returns of 7.75% on the assets in our pension plan, the same as our assumption in 2011 and 2010. Our pension plan assets at December 31, 2012 were 100% invested in the Asset Strategy style and we have targeted this same investment strategy going forward.

        The effect of hypothetical changes to selected assumptions on the Company's retirement benefit plans would be as follows:

		December 31, 2012	December 31, 2013
Assumptions	Change	Increase (Decrease) PBO/APBO (1)	Increase (Decrease) Expense (2)

(in thousands)
Pension
Discount rate	+/-50 bps	$(11,388)/12,626	$(1,281)/1,407
Expected return on assets	+/-100 bps	N/A	(1,396)/1,396
Salary scale	+/-100 bps	9,060/(8,440)	2,090/(1,901)
Other Postretirement
Discount rate	+/-50 bps	(550)/605	(47)/80
Health care cost trend rate	+/-100 bps	1,162/(985)	260/(163)

(1)
Projected benefit obligation ("PBO") for pension plans and accumulated postretirement benefit obligation ("APBO") for other postretirement plans.

(2)
Pre-tax impact on expense.

Deferred Sales Commissions

        We pay upfront sales commissions to our financial advisors and third party intermediary broker/dealers in connection with the sale of certain classes of mutual fund shares sold without a front-end sales charge. These costs are capitalized and amortized over the period during which the shareholder is subject to a CDSC, not to exceed five years. We recover these costs through Rule 12b-1 and other distribution plan fees, which are paid by the applicable share classes of the Advisors Funds, Ivy Funds and InvestEd Portfolios, along with CDSCs paid by shareholders who redeem their shares prior to completion of the specified holding periods. Should we lose our ability to recover such sales commissions through distribution plan payments and CDSCs, the value of these assets would immediately decline, as would future cash flows. We periodically review the recoverability of deferred sales commission assets as events or changes in circumstances indicate that the carrying amount of deferred sales commission assets may not be recoverable and adjust the deferred assets accordingly.

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

Interest Rate Sensitivity

        Our interest sensitive liabilities include our long-term fixed rate senior notes and obligations for any balances outstanding under our credit facility or other short-term borrowings. Increases in market interest rates would generally cause a decrease in the fair value of the senior notes and an increase in interest expense associated with short-term borrowings and borrowings under the credit facility. Decreases in market interest rates would generally cause an increase in the fair value of the senior notes and a decrease in interest expense associated with short-term borrowings and borrowings under the credit facility. We had no short-term borrowings outstanding as of December 31, 2012.

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

ITEM 8.    Financial Statements and Supplementary Data

        Reference is made to the Consolidated Financial Statements referred to in the Index on page 48 setting forth our consolidated financial statements, together with the report of KPMG LLP dated February 27, 2013 on page 49.

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

  Based on our evaluation under the framework in "Internal Control-Integrated Framework," management concluded that, as of December 31, 2012, our internal control over financial reporting was effective. KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, also audited the effectiveness of our internal control over financial reporting as of December 31, 2012, as stated in their attestation report which follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Waddell & Reed Financial, Inc.:

We have audited Waddell & Reed Financial, Inc.'s (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Waddell & Reed Financial, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Waddell & Reed Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Waddell & Reed Financial, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 27, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Kansas City, Missouri
February 27, 2013

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

ITEM 9B.    Other Information

        None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

        Information required by this Item 10. is incorporated herein by reference to our definitive proxy statement for our 2013 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 11.    Executive Compensation

        Information required by this Item 11. is incorporated herein by reference to our definitive proxy statement for our 2013 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information required by this Item 12. is incorporated herein by reference to our definitive proxy statement for our 2013 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

        Information required by this Item 13. is incorporated herein by reference to our definitive proxy statement for our 2013 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 14.    Principal Accounting Fees and Services

        Information required by this Item 14. is incorporated herein by reference to our definitive proxy statement for our 2013 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Overland Park, State of Kansas, on February 27, 2013.

WADDELL & REED FINANCIAL, INC.
By:	/s/ HENRY J. HERRMANN Henry J. Herrmann Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ HENRY J. HERRMANN Henry J. Herrmann	Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	February 27, 2013
/s/ DANIEL P. CONNEALY Daniel P. Connealy	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2013
/s/ BRENT K. BLOSS Brent K. Bloss	Senior Vice President – Finance and Treasurer (Principal Accounting Officer)	February 27, 2013
/s/ SHARILYN S. GASAWAY Sharilyn S. Gasaway	Director	February 27, 2013
/s/ THOMAS C. GODLASKY Thomas C. Godlasky	Director	February 27, 2013
/s/ ALAN W. KOSLOFF Alan W. Kosloff	Director	February 27, 2013
/s/ DENNIS E. LOGUE Dennis E. Logue	Director	February 27, 2013
/s/ MICHAEL F. MORRISSEY Michael F. Morrissey	Director	February 27, 2013
/s/ JAMES M. RAINES James M. Raines	Director	February 27, 2013
/s/ RONALD C. REIMER Ronald C. Reimer	Director	February 27, 2013
/s/ JERRY W. WALTON Jerry W. Walton	Director	February 27, 2013

WADDELL & REED FINANCIAL, INC.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Waddell & Reed Financial, Inc.:

We have audited the accompanying consolidated balance sheets of Waddell & Reed Financial, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Waddell & Reed Financial, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Waddell & Reed Financial, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Kansas City, Missouri
February 27, 2013

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2012 and 2011

	2012	2011
	(in thousands)
Assets:
Cash and cash equivalents	$328,027	323,916
Cash and cash equivalents - restricted	92,980	50,556
Investment securities	176,142	134,262
Receivables:
Funds and separate accounts	33,886	31,842
Customers and other	136,073	107,125
Deferred income taxes	7,978	11,900
Income taxes receivable	5,577	15,067
Prepaid expenses and other current assets	9,080	10,042
Assets of discontinued operations held for sale	15,150	14,901

Total current assets	804,893	699,611
Property and equipment, net	69,328	73,143
Deferred sales commissions, net	69,355	68,788
Goodwill and identifiable intangible assets	161,969	161,969
Deferred income taxes	17,797	5,046
Other non-current assets	11,491	13,533
Assets of discontinued operations held for sale	18,010	60,274

Total assets	$1,152,843	1,082,364

Liabilities:
Accounts payable	$68,977	51,951
Payable to investment companies for securities	152,749	104,304
Accrued compensation	46,347	42,670
Payable to third party brokers	46,169	41,125
Other current liabilities	43,504	42,298
Liabilities of discontinued operations held for sale	7,587	6,550

Total current liabilities	365,333	288,898
Long-term debt	190,000	190,000
Accrued pension and postretirement costs	62,458	56,548
Other non-current liabilities	24,531	23,068
Liabilities of discontinued operations held for sale	281	207

Total liabilities	642,603	558,721

Commitments and contingencies
Stockholders' equity:
Preferred stock—$1.00 par value: 5,000 shares authorized; none issued	-	-
Class A Common stock—$0.01 par value: 250,000 shares authorized; 99,701 shares issued; 85,679 shares outstanding (85,564 at December 31, 2011)	997	997
Additional paid-in capital	230,021	216,426
Retained earnings	698,423	721,281
Cost of 14,022 common shares in treasury (14,137 at December 31, 2011)	(372,404)	(366,954)
Accumulated other comprehensive loss	(46,797)	(48,107)

Total stockholders' equity	510,240	523,643

Total liabilities and stockholders' equity	$1,152,843	1,082,364

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(in thousands, except per share data)
Revenues:
Investment management fees	$549,231	530,599	457,538
Underwriting and distribution fees	496,465	469,484	410,380
Shareholder service fees	128,109	122,449	110,348

Total	1,173,805	1,122,532	978,266
Operating expenses:
Underwriting and distribution	589,981	560,219	493,456
Compensation and related costs (including share-based compensation of $48,748, $45,384 and $39,128, respectively)	171,775	157,332	138,207
General and administrative	75,332	74,110	60,785
Subadvisory fees	21,009	29,885	27,823
Depreciation	13,211	14,764	13,525

Total	871,308	836,310	733,796

Operating income	302,497	286,222	244,470
Investment and other income	9,817	2,105	8,619
Interest expense	(11,311)	(11,408)	(12,728)

Income from continuing operations before provision for income taxes	301,003	276,919	240,361
Provision for income taxes	108,475	104,714	86,933

Income from continuing operations	192,528	172,205	153,428
Income (loss) from discontinued operations net of tax expense of $1,058, $2,556 and $2,592, respectively	(41,576)	3,254	3,531

Net income	$150,952	175,459	156,959

Net income per share, basic and diluted:
Income from continuing operations	$2.25	2.01	1.79
Income (loss) from discontinued operations	(0.49)	0.04	0.04

Net income	$1.76	$2.05	$1.83

Weighted average shares outstanding:
Basic	85,726	85,783	85,618
Diluted	85,728	85,793	85,647

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(in thousands)
Net income	$150,952	175,459	156,959
Other comprehensive income:
Net unrealized appreciation (depreciation) of investment securities during the year, net of income taxes of $3,195, $(2,120) and $2,028, respectively	5,444	(3,635)	3,493
Valuation allowance on investment securities' deferred tax asset during the year	2,024	(2,955)	963
Pension and postretirement benefits, net of income taxes of $(2,532), $(13,232) and $628, respectively	(4,157)	(22,062)	1,061
Reclassification adjustments for amounts included in net income, net of income taxes of $(1,162), $(830) and $(1,139), respectively	(2,001)	(1,428)	(1,980)

Total other comprehensive income	1,310	(30,080)	3,537

Comprehensive income	$152,262	145,379	160,496

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended December 31, 2012, 2011 and 2010

(in thousands)

	Common Stock
			Additional Paid-in Capital	Retained Earnings		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount			Treasury Stock
Balance at December 31, 2009	99,701	$997	189,900	527,876	(328,154)	(21,564)	369,055
Net income	—	—	—	156,959	—	—	156,959
Recognition of equity compensation	—	—	40,319	19	—	—	40,338
Issuance of nonvested shares and other	—	—	(37,631)	—	37,631	—	—
Dividends accrued, $.77 per share	—	—	—	(66,041)	—	—	(66,041)
Exercise of stock options	—	—	2,726	—	10,331	—	13,057
Excess tax benefits from share-based payment arrangements	—	—	6,128	—	—	—	6,128
Repurchase of common stock	—	—	—	—	(65,872)	—	(65,872)
Unrealized appreciation on available for sale investment securities	—	—	—	—	—	3,493	3,493
Valuation allowance on investment securities' deferred tax asset						963	963
Pension and postretirement benefits	—	—	—	—	—	1,061	1,061
Reclassification for amounts included in net income	—	—	—	—	—	(1,980)	(1,980)

Balance at December 31, 2010	99,701	997	201,442	618,813	(346,064)	(18,027)	457,161
Net income	—	—	—	175,459	—	—	175,459
Recognition of equity compensation	—	—	46,457	16	—	—	46,473
Issuance of nonvested shares	—	—	(40,442)	—	40,442	—	—
Dividends accrued, $.85 per share	—	—	—	(73,007)	—	—	(73,007)
Exercise of stock options	—	—	949	—	4,131	—	5,080
Excess tax benefits from share-based payment arrangements	—	—	8,020	—	—	—	8,020
Repurchase of common stock	—	—	—	—	(65,463)	—	(65,463)
Unrealized depreciation on available for sale investment securities	—	—	—	—	—	(3,635)	(3,635)
Valuation allowance on investment securities' deferred tax asset	—	—	—	—	—	(2,955)	(2,955)
Pension and postretirement benefits	—	—	—	—	—	(22,062)	(22,062)
Reclassification for amounts included in net income	—	—	—	—	—	(1,428)	(1,428)

Balance at December 31, 2011	99,701	997	216,426	721,281	(366,954)	(48,107)	523,643
Net income	—	—	—	150,952	—	—	150,952
Recognition of equity compensation	—	—	49,937	56	—	—	49,993
Issuance of nonvested shares	—	—	(43,106)	—	43,106	—	—
Dividends accrued, $2.03 per share	—	—	—	(173,866)	—	—	(173,866)
Exercise of stock options	—	—	(27)	—	132	—	105
Excess tax benefits from share-based payment arrangements	—	—	6,791	—	—	—	6,791
Repurchase of common stock	—	—	—	—	(48,688)	—	(48,688)
Unrealized appreciation on available for sale investment securities	—	—	—	—	—	5,444	5,444
Valuation allowance on investment securities' deferred tax asset	—	—	—	—	—	2,024	2,024
Pension and postretirement benefits	—	—	—	—	—	(4,157)	(4,157)
Reclassification for amounts included in net income	—	—	—	—	—	(2,001)	(2,001)

Balance at December 31, 2012	99,701	$997	230,021	698,423	(372,404)	(46,797)	510,240

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income	$150,952	175,459	156,959
Adjustments to reconcile net income to net cash provided by operating activities:
Write-down of impaired assets	42,373	—	—
Depreciation and amortization	15,093	16,332	13,834
Amortization of deferred sales commissions	53,863	53,855	58,381
Share-based compensation	49,993	46,473	40,338
Excess tax benefits from share-based payment arrangements	(6,791)	(8,020)	(6,128)
Gain on sale of available for sale investment securities	(3,163)	(2,258)	(2,893)
Net purchases and sales or maturities of trading securities	(27,470)	59,034	(60,623)
Unrealized (gain) loss on trading securities	(5,470)	1,231	(5,101)
Loss on sale and retirement of property and equipment	5,326	2,059	201
Capital gains and dividends reinvested	—	—	(365)
Deferred income taxes	(6,236)	2,395	(5,200)
Changes in assets and liabilities:
Cash and cash equivalents - restricted	(42,812)	30,628	(8,256)
Receivables from funds and separate accounts	(2,044)	(4,608)	7,714
Other receivables	(29,422)	(32,260)	94,678
Other assets	2,872	(512)	(4,245)
Deferred sales commissions	(54,430)	(57,933)	(58,968)
Accounts payable and payable to investment companies	65,753	(2,002)	(88,946)
Other liabilities	25,048	3,266	9,263

Net cash provided by operating activities	233,435	283,139	140,643

Cash flows from investing activities:
Purchases of available for sale investment securities	(51,676)	(102,451)	(76,961)
Proceeds from sales and maturities of available for sale investment securities	49,809	92,282	26,463
Additions to property and equipment	(15,300)	(20,078)	(17,313)
Proceeds from sales of property and equipment	38	5	5

Net cash used in investing activities	(17,129)	(30,242)	(67,806)

Cash flows from financing activities:
Debt repayment	—	—	(10,000)
Dividends paid	(171,267)	(68,766)	(65,194)
Repurchase of common stock	(48,688)	(65,463)	(65,872)
Exercise of stock options	105	5,080	13,057
Excess tax benefits from share-based payment arrangements	6,791	8,020	6,128

Net cash used in financing activities	(213,059)	(121,129)	(121,881)

Net increase (decrease) in cash and cash equivalents	3,247	131,768	(49,044)
Cash and cash equivalents at beginning of year	327,083	195,315	244,359

Cash and cash equivalents at end of year	330,330	327,083	195,315
Less cash and cash equivalents of discontinued operations at end of year	2,303	3,167	5,245

Cash and cash equivalents of continuing operations at end of year	$328,027	$323,916	$190,070

Cash paid for:
Income taxes (net)	$98,181	105,080	92,038
Interest	$10,286	10,426	10,920

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

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

        The Company operates in one business segment. Although the Company does provide supplemental disclosure regarding assets under management and underwriting revenues and expenses by distribution channel, the Company's determination that it operates in one business segment is based on the fact that the Company's Chief Executive Officer, who is the chief operating decision maker, reviews financial results, assesses performance and allocates resources at the consolidated level.

        During the third quarter of 2012, the Company committed to a plan to sell its Legend group of subsidiaries ("Legend") and on October 29, 2012 the Company signed a definitive agreement to execute the transaction. The sale closed effective January 1, 2013. The operational results of Legend have been reclassified as discontinued operations in our consolidated financial statements for all periods presented. Unless otherwise stated, footnote references refer to continuing operations.

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

December 31, 2012, 2011 and 2010

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

Disclosures About Fair Value of Financial Instruments

        Fair value of cash and cash equivalents, short-term investments, receivables and payables approximates carrying value. Fair value of long-term debt is disclosed in the indebtedness footnote. Fair values for investment securities are based on quoted market prices, where available. Otherwise, fair values for investment securities are based on quoted market prices of comparable instruments.

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

Property and Equipment

        Property and equipment are carried at cost. The costs of improvements that extend the life of a fixed asset are capitalized, while the costs of repairs and maintenance are expensed as incurred. Depreciation and amortization are calculated and recorded using the straight-line method over the estimated useful life of the related asset (or lease term if shorter), generally three to 10 years for furniture and fixtures; one to 10 years for computer software; two to five years for data processing equipment; 10 to 30 years for buildings; three to 26 years for other equipment; and up to 15 years for leasehold improvements, which is the lesser of the lease term or expected life.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

Software Developed for Internal Use

        Certain internal costs incurred in connection with developing or obtaining software for internal use are capitalized in accordance with "Intangibles – Goodwill and Other Topic," ASC 350. Internal costs capitalized are included in property and equipment, net in the consolidated balance sheets, and were $9.6 million and $12.5 million as of December 31, 2012 and 2011, respectively. Amortization begins when the software project is complete and ready for its intended use and continues over the estimated useful life, generally one to 10 years.

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

        During the period covered by these financial statements, the Company had two reporting units for goodwill: (i) investment management and related services and (ii) Legend. The investment management and related services reporting unit's goodwill was recorded as part of the spin-off of the Company from its former parent, and to a lesser extent, was recorded as part of subsequent business combinations that were merged into existing investment management operations. Legend, our second reporting unit for goodwill, was a stand-alone investment management subsidiary and goodwill associated with Legend could be assessed separately from other investment management operations. During the third quarter of 2012, the Company committed to a plan to sell Legend. Additional information is included below in Notes 6 and 7.

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

December 31, 2012, 2011 and 2010

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

Deferred Sales Commissions

        We defer certain costs, principally sales commissions and related compensation, which are paid to financial advisors and broker/dealers in connection with the sale of certain mutual fund shares sold without a front-end load sales charge. The costs incurred at the time of the sale of Class B shares are amortized on a straight-line basis over five years, which approximates the expected life of the shareholders' investments. The costs incurred at the time of the sale of Class C shares are amortized on a straight-line basis over 12 months. In addition, the costs incurred at the time of the sale of shares for certain asset allocation products are deferred and amortized on a straight-line basis, not to exceed three years. We recover these deferred costs through Rule 12b-1 and other distribution fees, which are paid on the Class B and Class C shares of the Advisors Funds and Ivy Funds, along with contingent deferred sales charges ("CDSCs") paid by shareholders who redeem their shares prior to completion of the specified holding period (three years for shares of certain asset allocation products, six years for a Class B share and 12 months for a Class C share), as well as through client fees paid on the asset allocation products. Should we lose our ability to recover such sales commissions through distribution fees or CDSCs, the value of these assets would immediately decline, as would future cash flows. We periodically review the recoverability of the deferred sales commission assets as events or changes in circumstances indicate that their carrying amount may not be recoverable and adjust them accordingly.

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

Advertising and Promotion

        We expense all advertising and promotion costs as incurred. Advertising expense was $9.9 million, $10.0 million and $5.4 million for the years ended December 31, 2012, 2011 and 2010, respectively, and is

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

classified in both underwriting and distribution expense and general and administrative expense in the consolidated statements of income.

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

3. Accounting Pronouncements Not Yet Adopted

        In July 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-06, "Other Topics (Topic 720): Fees Paid to the Federal Government by Health Insurers"("ASU 2011-06"). This ASU was issued to address questions about how health insurers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (the "Acts"). The Acts impose an annual fee on health insurers for each calendar year beginning on or after January 1, 2014. A health insurer's portion of the annual fee is payable no later than September 30 of the applicable calendar year and is not tax deductible. The ASU specifies that the liability for the fee should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. ASU 2011-06 is effective for calendar years beginning after December 31, 2013. The Company is evaluating the impact the adoption of ASU 2011-06 in 2014 will have on its consolidated financial statements.

        In July 2012, the FASB issued ASU 2012-02, "Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-02"). This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, "Intangibles—Goodwill and Other—General Intangibles Other than Goodwill." ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company will comply with this standard upon adoption in 2013.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

4.     Investment Securities

        Investment securities at December 31, 2012 and 2011 are as follows:

2012	Amortized cost	Unrealized gains	Unrealized losses	Fair value
	(in thousands)
Available for sale securities:
Mortgage-backed securities	$9	1	-	10
Corporate bonds	30,408	248	(3)	30,653
Affiliated mutual funds	73,443	3,749	(1,090)	76,102

	$103,860	3,998	(1,093)	106,765

Trading securities:
Mortgage-backed securities				44
Municipal bonds				501
Corporate bonds				12,112
Common stock				37
Affiliated mutual funds				56,683

				69,377

Total investment securities				176,142

2011	Amortized cost	Unrealized gains	Unrealized losses	Fair value
	(in thousands)
Available for sale securities:
Mortgage-backed securities	$9	2	-	11
Municipal bonds	2,549	-	(13)	2,536
Corporate bonds	45,893	170	(89)	45,974
Affiliated mutual funds	51,456	2,738	(5,379)	48,815

	$99,907	2,910	(5,481)	97,336

Trading securities:
Mortgage-backed securities				63
Municipal bonds				500
Corporate bonds				17,319
Common stock				37
Affiliated mutual funds				19,007

				36,926

Total investment securities				134,262

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

        A summary of available for sale debt securities and affiliated mutual funds with fair values below carrying values at December 31, 2012 is as follows:

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(in thousands)
Corporate bonds	$997	(3)	-	-	997	(3)
Affiliated mutual funds	23,478	(469)	5,604	(621)	29,082	(1,090)

Total temporarily impaired securities	$24,475	(472)	5,604	(621)	30,079	(1,093)

        Based upon our assessment of these corporate bonds and affiliated mutual funds, the time frame investments have been in a loss position, our intent to hold affiliated mutual funds until they have recovered and our history of holding bonds until maturity, we determined that a write-down was not necessary at December 31, 2012.

        Mortgage-backed securities and corporate bonds accounted for as available for sale and held as of December 31, 2012 mature as follows:

	Amortized cost	Fair value
	(in thousands)
Within one year	$15,488	15,529
After one year but within 10 years	14,929	15,134

	$30,417	30,663

        Mortgage-backed securities, municipal bonds and corporate bonds accounted for as trading and held as of December 31, 2012 mature as follows:

Fair value
(in thousands)
Within one year	$2,531
After one year but within 10 years	10,126

$12,657

        Investment securities with fair values of $79.9 million, $55.7 million and $45.1 million were sold during 2012, 2011 and 2010, respectively. During 2012, net realized gains of $3.2 million and $5.3 million were recognized from the sale of $32.9 million in available for sale securities and the sale of $47.0 million in trading securities, respectively. During 2011, net realized gains of $2.3 million and $1.4 million were recognized from the sale of $22.1 million in available for sale securities and the sale of $33.6 million in trading securities, respectively. During 2010, net gains of $2.9 million and $2.9 million were recognized

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

from the sale of $24.2 million in available for sale securities and the sale of $20.9 million in trading securities, respectively.

        The aggregate carrying amount of our equity method investments, classified in other assets, was $4.6 million and $5.6 million at December 31, 2012 and 2011, respectively. At December 31, 2012, our investments consist of limited partnership interests in venture capital funds.

        Accounting standards establish a framework for measuring fair value and a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of the asset. Inputs may be observable or unobservable and refer broadly to the assumptions that market participants would use in pricing the asset. An individual investment's fair value measurement is assigned a level based upon the observability of the inputs that are significant to the overall valuation. The three-tier hierarchy of inputs is summarized as follows:

  •
  Level 1 – Investments are valued using quoted prices in active markets for identical securities.

  •
  Level 2 – Investments are valued using other significant observable inputs, including quoted prices in active markets for similar securities.

  •
  Level 3 – Investments are valued using significant unobservable inputs, including the Company's own assumptions in determining the fair value of investments.

        Assets classified as Level 2 can have a variety of observable inputs. These observable inputs are collected and utilized, primarily by an independent pricing service, in different evaluated pricing approaches depending upon the specific asset to determine a value. The fair value of municipal bonds is measured based on pricing models that take into account, among other factors, information received from market makers and broker/dealers, current trades, bid-wants lists, offerings, market movements, the callability of the bond, state of issuance and benchmark yield curves. The fair value of corporate bonds is measured using various techniques, which consider recently executed transactions in securities of the issuer or comparable issuers, market price quotations (where observable), bond spreads and fundamental data relating to the issuer.

        Securities' values classified as Level 3 are primarily determined through the use of a single quote (or multiple quotes) from dealers in the securities using proprietary valuation models. These quotes involve significant unobservable inputs, and thus, the related securities are classified as Level 3 securities.

        The following tables summarize our investment securities as of December 31, 2012 and 2011 that are recognized in our consolidated balance sheets using fair value measurements based on the differing levels of inputs. There were no transfers between levels for the years ended December 31, 2012 or 2011.

2012	Level 1	Level 2	Level 3	Total

	(in thousands)
Mortgage-backed securities	$-	54	-	54
Municipal bonds	-	501	-	501
Corporate bonds	-	42,765	-	42,765
Common stock	37	-	-	37
Affiliated mutual funds	132,785	-	-	132,785

Total	$132,822	$43,320	$-	$176,142

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

2011	Level 1	Level 2	Level 3	Total

	(in thousands)
Mortgage-backed securities	-	74	-	74
Municipal bonds	-	3,036	-	3,036
Corporate bonds	-	63,293	-	63,293
Common stock	37	-	-	37
Affiliated mutual funds	67,822	-	-	67,822

Total	$67,859	$66,403	$-	$134,262

5.     Property and Equipment

        A summary of property and equipment at December 31, 2012 and 2011 is as follows:

	2012	2011	Estimated useful lives
	(in thousands)
Leasehold improvements	$19,610	19,345	1 - 15 years
Furniture and fixtures	30,670	30,590	3 - 10 years
Equipment	19,660	18,482	3 - 26 years
Computer software	74,081	72,184	1 - 10 years
Data processing equipment	20,207	19,692	2 - 5 years
Buildings	5,284	3,765	10 - 30 years
Land	1,940	1,940

Property and equipment, at cost	171,452	165,998
Accumulated depreciation	(102,124)	(92,855)

Property and equipment, net	$69,328	73,143

        Depreciation expense was $13.2 million, $14.8 million and $13.5 million during the years ended December 31, 2012, 2011 and 2010, respectively.

        At December 31, 2012, we had property and equipment under capital leases with a cost of $1.9 million and accumulated depreciation of $0.8 million. At December 31, 2011, we had property and equipment under capital leases with a cost of $1.8 million and accumulated depreciation of $1.0 million.

6.     Discontinued Operations

        During the third quarter of 2012, the Company committed to a plan to sell Legend. On October 29, 2012, the Company signed a definitive agreement with First Allied Holdings Inc. to sell all of the common interests of Legend Group Holdings, LLC and the sale closed effective January 1, 2013. Based on the value of the consideration the Company expected to receive upon closing, which is less than the carrying value of net assets to be sold, the Company recorded a non-cash impairment charge of $42.4 million, which is reflected in income (loss) from discontinued operations on the statement of income. The consideration received was subject to working capital and regulatory capital adjustments through the closing date. The Company retained $7.7 million of Legend's excess working capital as part of the agreement. The

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

agreement also includes an earnout provision based on asset retention for a period of two years following the closing date.

        The operational results of Legend have been presented as discontinued operations in the consolidated financial statements for all periods presented. Legend's revenues and income (loss) before provision for income taxes follow:

	2012	2011	2010
	(in thousands)
Revenues	$74,033	72,644	66,619
Income (loss) before provision for income taxes	$(40,518)	5,810	6,123

        For income tax purposes, the sale will result in a $48.3 million capital loss that may only be utilized to offset future capital gains. Due to the character of the loss and the limited carry forward period permitted by law, the Company may not realize the full tax benefit of the capital loss.

        The assets and liabilities of Legend, classified as discontinued operations held for sale in the consolidated balance sheets are as follows:

	December 31, 2012	December 31, 2011
	(in thousands)
Assets
Cash and cash equivalents	$2,303	3,167
Cash and cash equivalents - restricted	401	13
Investment securities	1,352	1,235
Receivables	10,345	9,871
Prepaid expenses and other current assets	749	615

Total current assets	15,150	14,901
Property and equipment, net	992	885
Goodwill	16,868	59,241
Other non-current assets	150	148

Total non-current assets	18,010	60,274

Total assets	33,160	75,175

Liabilities
Accounts payable	464	-
Accrued compensation	6,243	5,812
Other current liabilities	880	738

Total current liabilities	7,587	6,550
Non-current liabilities	281	207

Total liabilities	7,868	6,757

Assets less liabilities	$25,292	68,418

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

7.     Goodwill and Identifiable Intangible Assets

        Goodwill represents the excess of purchase price over the tangible assets and identifiable intangible assets of an acquired business. Our goodwill is not deductible for tax purposes. Goodwill and identifiable intangible assets (all considered indefinite lived) at December 31, 2012 and 2011 are as follows:

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

        As of June 30, 2012, the Company's annual impairment test indicated that the fair value of the Legend reporting unit exceeded its carrying value, which resulted in no goodwill impairment. During preliminary due diligence conducted in the third quarter regarding a possible sale of Legend, several significant issues arose regarding executive leadership, advisor retention and employee morale. As due diligence discussions progressed into formal negotiations throughout the third quarter, the Company's concerns regarding these matters escalated, the depth and consequence of which led us to determine that a change in the strategic direction of Legend was necessary, and as a result, the Company decided to move forward with a sale of Legend at a price lower than the fair value utilized in the annual impairment analysis in the second quarter. During the third quarter of 2012, $42.4 million of goodwill related to Legend was written down and is included in the loss from discontinued operations in the statement of income.

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

        On August 31, 2010, the Company entered into an agreement to complete a $190.0 million private placement of senior unsecured notes that were issued and sold in two tranches: $95.0 million bearing interest at 5.0% and maturing January 13, 2018, Series A, and $95.0 million bearing interest of 5.75% and

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

maturing January 13, 2021, Series B. The agreement contained a delayed funding provision that allowed the Company to draw down the proceeds in January 2011 when the Notes matured. The Company used the proceeds of the issuance and sale of the Senior Notes to repay in full the Notes. Interest is payable semi-annually in January and July of each year. The most restrictive provisions of the agreement require the Company to maintain a consolidated leverage ratio not to exceed 3.0 to 1.0 for four consecutive quarters and a consolidated interest coverage ratio of not less than 4.0 to 1.0 for four consecutive quarters. The Company was in compliance with these covenants and similar covenants in prior facilities for all periods presented.

        The Company entered into a three year revolving credit facility (the "Credit Facility") with various lenders, effective August 31, 2010, which provides for initial borrowings of up to $125.0 million and replaced the Company's previous revolving credit facility. Lenders could, at their option upon the Company's request, expand the Credit Facility to $200.0 million. At December 31, 2012 and 2011, there were no borrowings outstanding under the facility. Borrowings under the Credit Facility bear interest at various rates including adjusted LIBOR or an alternative base rate plus, in each case, an incremental margin based on the Company's credit rating. The Credit Facility also provides for a facility fee on the aggregate amount of commitments under the revolving facility (whether or not utilized). The facility fee is also based on the Company's credit rating level. The Credit Facility's covenants match those outlined above for the Senior Notes.

        Debt is reported at its carrying amount in the consolidated balance sheet. The fair value of the Company's outstanding indebtedness is approximately $208.8 million at December 31, 2012 compared to the carrying value of $190.0 million. The following is a summary of long-term debt at December 31, 2012 and 2011:

	2012	2011
	(in thousands)
Principal amount unsecured 5.0% senior notes due in 2018	$95,000	$95,000
Principal amount unsecured 5.75% senior notes due in 2021	95,000	95,000

Total	$190,000	190,000

9.     Income Taxes

        The provision for income taxes from continuing operations for the years ended December 31, 2012, 2011 and 2010 consists of the following:

	2012	2011	2010
	(in thousands)
Currently payable:
Federal	$104,922	93,677	85,394
State	9,335	9,033	6,730

	114,257	102,710	92,124
Deferred taxes	(5,782)	2,004	(5,191)

Provision for income taxes	$108,475	104,714	86,933

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

        The following table reconciles the statutory federal income tax rate with our effective income tax rate from continuing operations for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefits	2.2	2.4	1.9
State tax incentives	(0.2)	(0.2)	(0.2)
Valuation allowance on losses capital in nature	(0.8)	(0.2)	(1.1)
Other items	(0.2)	0.8	0.6

Effective income tax rate	36.0%	37.8%	36.2%

        The tax effect of temporary differences that give rise to significant portions of deferred tax liabilities and deferred tax assets at December 31, 2012 and 2011 are as follows:

	2012	2011
	(in thousands)
Deferred tax liabilities:
Deferred sales commissions	$(7,405)	(7,861)
Property and equipment	(8,010)	(13,017)
Benefit plans	(9,723)	(9,617)
Identifiable intangible assets	(8,583)	(8,523)
Unrealized gains on investment securities	(1,084)	-
Purchase of fund assets	(7,458)	(6,631)
Prepaid expenses	(2,138)	(2,430)

Total gross deferred liabilities	(44,401)	(48,079)

Deferred tax assets:
Acquisition lease liability	953	1,108
Additional pension and postretirement liability	28,935	26,403
Accrued expenses	12,705	13,285
Unrealized losses on investment securities	843	2,318
Unrealized losses on investment in partnerships	789	196
Capital loss carryforwards	169	3,022
Excess tax basis on investment in subsidiary	17,921	-
Nonvested stock	21,070	19,051
Unused state tax credits	972	1,123
State net operating loss carryforwards	6,284	5,893
Other	4,230	3,817

Total gross deferred assets	94,871	76,216
Valuation allowance	(24,695)	(11,191)

Net deferred tax asset	$25,775	16,946

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

        In 2009, the Company sold one of its subsidiaries, Austin Calvert & Flavin, Inc., which generated a capital loss available to offset potential future capital gains. Due to the character of the loss and the limited carryforward period permitted by law, the Company may not realize the full tax benefit of the capital loss. The capital loss carryforward, if not utilized, will expire in 2014. As of December 31, 2012, the Company had a deferred tax asset, net of federal tax effect, for a capital loss carryforward of $0.2 million, excess tax basis in Legend of $17.9 million, and other net deferred tax assets that were capital in nature of $0.5 million. As of December 31, 2011, the Company had a deferred tax asset, net of federal tax effect, for a capital loss carryforward of $3.0 million and other net deferred tax liabilities which were capital in nature of approximately $2.5 million. Management believes it is not more likely than not that the Company will generate sufficient future capital gains to realize the full benefit of these capital losses and accordingly, a valuation allowance in the amount of $18.6 million and $5.5 million has been recorded at December 31, 2012 and 2011, respectively. During 2012, a non-cash impairment charge to Legend resulted in an increase in the valuation allowance of $17.9 million. Losses from partnership investments also increased the valuation allowance by $0.6 million. These increases were partially offset by realized capital gains on securities classified as available for sale and appreciation in the fair value of the Company's investment portfolios, which reduced the valuation allowance by $3.4 million. The remaining $2.0 million decrease in the valuation allowance resulted from appreciation in the fair value of the Company's available for sale securities portfolio, which was recorded as an increase to accumulated other comprehensive income.

        Certain subsidiaries of the Company have net operating loss carryforwards in certain states in which these companies file on a separate company basis. The deferred tax asset, net of federal tax effect, relating to the carryforwards as of December 31, 2012 and 2011 is approximately $6.3 million and $5.9 million, respectively. The carryforwards, if not utilized, will expire between 2013 and 2032. Management believes it is not more likely than not that these subsidiaries will generate sufficient future taxable income in these states to realize the benefit of the net operating loss carryforwards and, accordingly, a valuation allowance in the amount of $6.1 million and $5.7 million has been recorded at December 31, 2012 and 2011, respectively. The Company has state tax credit carryforwards of $1.0 million and $1.1 million as of December 31, 2012 and 2011, respectively. Of these state tax credit carryforwards, $0.7 million will expire between 2024 and 2028 if not utilized and $0.3 million will expire in 2026 if not utilized. The Company anticipates these credits will be fully utilized prior to their expiration date.

        As of January 1, 2012, the Company had unrecognized tax benefits, including penalties and interest, of $9.8 million ($6.9 million net of federal benefit) that, if recognized, would impact the Company's effective tax rate. As of December 31, 2012, the Company had unrecognized tax benefits, including penalties and interest, of $10.8 million ($7.5 million net of federal benefit) that, if recognized, would impact the Company's effective tax rate. The unrecognized tax benefits that are not expected to be settled within the next 12 months are included in other liabilities in the accompanying consolidated balance sheets; unrecognized tax benefits that are expected to be settled within the next 12 months are included in income taxes payable.

        The Company's accounting policy with respect to interest and penalties related to income tax uncertainties is to classify these amounts as income taxes. As of January 1, 2012, the total amount of accrued interest and penalties related to uncertain tax positions recognized in the consolidated balance sheet was $2.3 million ($1.8 million net of federal benefit). The total amount of penalties and interest, net of federal benefit, related to tax uncertainties recognized in the statement of income for the period ended December 31, 2012 was $0.2 million. The total amount of accrued penalties and interest related to uncertain tax positions at December 31, 2012 of $2.5 million ($2.0 million net of federal benefit) is included in the total unrecognized tax benefits described above.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

        The following table summarizes the Company's reconciliation of unrecognized tax benefits, excluding penalties and interest, for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
	(in thousands)
Balance at January 1	$7,467	4,759	4,857
Increases during the year:
Gross increases - tax positions in prior period	275	1,684	189
Gross increases - current-period tax positions	2,215	1,844	981
Decreases during the year:
Gross decreases - tax positions in prior period	(429)	(183)	(490)
Decreases due to settlements with taxing authorities	-	-	(629)
Decreases due to lapse of statute of limitations	(1,206)	(637)	(149)

Balance at December 31	$8,322	7,467	4,759

        In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain. In addition, respective tax authorities periodically audit our income tax returns. These audits examine our significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions. During 2012, the Company settled three open tax years that were undergoing audit by a state jurisdiction in which the Company operates. No audits were settled in 2011. During 2010, the Company settled nine open tax years that were undergoing audits by state jurisdictions in which the Company operates. The Company also received notification of a favorable outcome on a tax position that the Company had previously considered partially uncertain, and therefore, had not previously recognized the full tax benefit. The 2009, 2010 and 2011 federal income tax returns are open tax years that remain subject to potential future audit. The 2006 and 2007 federal tax years also remain open to a limited extent due to capital loss carryback claims. State income tax returns for all years after 2008 and, in certain states, income tax returns prior to 2009, are subject to potential future audit by tax authorities in the Company's major state tax jurisdictions.

        The Company is currently being audited in various state jurisdictions. It is reasonably possible that the Company will settle the audits in these jurisdictions within the next 12-month period. It is estimated that the Company's liability for unrecognized tax benefits, including penalties and interest, could decrease by approximately $0.4 million to $2.5 million ($0.3 million to $1.6 million net of federal benefit) upon settlement of these audits. Such settlements are not anticipated to have a significant impact on the results of operations.

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

December 31, 2012, 2011 and 2010

contributions adjusted annually. The medical plan does not provide for post age 65 benefits with the exception of a small group of employees that were grandfathered when such plan was established.

        A reconciliation of the funded status of these plans and the assumptions related to the obligations at December 31, 2012, 2011 and 2010 follows:

	Pension Benefits			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010
	(in thousands)
Change in projected benefit obligation:
Net benefit obligation at beginning of year	$148,412	118,860	110,962	8,145	6,850	5,945
Service cost	9,373	7,101	6,140	693	558	443
Interest cost	7,570	7,195	6,596	400	402	364
Benefits paid	(5,760)	(6,522)	(6,589)	(560)	(554)	(528)
Actuarial (gain) loss	24,570	21,778	1,751	(223)	530	389
Retiree contributions	—	—	—	337	359	237

Net benefit obligation at end of year	$184,165	148,412	118,860	8,792	8,145	6,850

        The accumulated benefit obligation for the Pension Plan was $150.8 million and $124.7 million at December 31, 2012 and 2011, respectively.

        As part of the agreement to sell Legend, the Company retained the liability for pension and other postretirement benefits related to Legend, and these liabilities are included in the tables above.

	Pension Benefits			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010
	(in thousands)
Change in plan assets:
Fair value of plan assets at beginning of year	$103,404	106,568	91,551	—	—	—
Actual return on plan assets	21,267	(6,642)	9,106	—	—	—
Employer contributions	15,000	10,000	12,500	223	195	291
Retiree contributions	—	—	—	337	359	237
Benefits paid	(5,760)	(6,522)	(6,589)	(560)	(554)	(528)

Fair value of plan assets at end of year	$133,911	103,404	106,568	—	—	—

Funded status at end of year	$(50,254)	(45,008)	(12,292)	(8,792)	(8,145)	(6,850)

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

	Pension Benefits			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010
	(in thousands, except percentage data)
Amounts recognized in the statement of financial position:
Current liabilities	$-	-	-	(304)	(289)	(303)
Noncurrent liabilities	(50,254)	(45,008)	(12,292)	(8,488)	(7,856)	(6,547)

Net amount recognized at end of year	$(50,254)	(45,008)	(12,292)	(8,792)	(8,145)	(6,850)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income:
Transition obligation	$(32)	(37)	(42)	-	-	-
Prior service cost	(2,377)	(2,932)	(3,486)	(127)	(183)	(238)
Accumulated loss	(74,286)	(66,747)	(31,369)	(765)	(999)	(469)

Accumulated other comprehensive loss	(76,695)	(69,716)	(34,897)	(892)	(1,182)	(707)
Cumulative employer contributions in excess of net periodic benefit cost	26,441	24,708	22,605	(7,900)	(6,963)	(6,143)

Net amount recognized at end of year	$(50,254)	(45,008)	(12,292)	(8,792)	(8,145)	(6,850)

Weighted average assumptions used to determine benefit obligation at December 31:
Discount rate	4.22%	4.99%	6.00%	4.18%	5.00%	6.00%
Rate of compensation increase	3.99%	4.04%	3.86%	Not applicable

        In 2012 and 2011, the discount rate assumption used to determine the pension and other postretirement benefits obligations was based on the Aon Hewitt AA Only Above Median Yield Curve. This discount rate was determined separately for each plan by plotting the expected benefit payments from each plan against a yield curve of high quality, zero coupon bonds and calculating the single rate that would produce the same present value of liabilities as the yield curve. Prior to 2011, the discount rate assumption was based on the Mercer Bond Model, which calculated the yield on a theoretical portfolio of high-grade corporate bonds with cash flows that generally matched our expected benefit payments. To the extent scheduled bond proceeds exceeded the estimated benefit payments in a given period, the yield calculation assumed those excess proceeds were reinvested at the one-year forward rates implied by the Citigroup Pension Discount Curve.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

        Our Pension Plan asset allocation at December 31, 2012 and 2011 is as follows:

Plan assets by category	Percentage of Plan Assets at December 31, 2012	Percentage of Plan Assets at December 31, 2011

Cash	11%	7%
Equity securities:
Domestic	38%	43%
International	40%	38%
Private equity	1%	-
Gold bullion	10%	12%

Total	100%	100%

        The primary investment objective is to maximize growth of the Pension Plan assets to meet the projected obligations to the beneficiaries over a long period of time, and to do so in a manner that is consistent with the Company's earnings strength and risk tolerance. Asset allocation is the most important decision in managing the assets, and it is reviewed regularly. The asset allocation policy considers the Company's financial strength and long-term asset class risk/return expectations since the obligations are long-term in nature. As of December 31, 2012, our Pension Plan assets were invested in our Asset Strategy style and are managed by our in-house investment professionals.

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

        At December 31, 2012, the Pension Plan had multiple investment concentrations that are not typical of a classic pension plan, including a significant weighting of plan assets invested in equity securities, including 40% international equities, of which a third was invested in Chinese equities. The Pension Plan also had 10% of plan assets invested in gold bullion.

        Risk management is primarily the responsibility of the investment portfolio manager, who incorporates it with day-to-day research and management. Although investment flexibility is essential to this style's investment process, the Pension Plan does not invest in a number of asset classes that are commonly referred to as alternative investments, namely venture capital, private equity funds, direct real estate properties, timber, or oil, gas or other mineral explorations or development programs or leases. The Pension Plan also has a number of specific guidelines that serve to manage investment risk by placing limits on net securities exposure and concentration of assets within specific companies or industries.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

        We determine the fair value of our Pension Plan assets using broad levels of inputs as defined by related accounting standards and categorized as Level 1, Level 2 or Level 3, as previously defined above in Note 4. The following tables summarize our Pension Plan assets as of December 31, 2012 and 2011. There were no transfers between levels for the years ended December 31, 2012 or 2011.

2012	Level 1	Level 2	Level 3	Total

	(in thousands)
Equity securities:
Domestic	$51,289	-	-	51,289
International	53,291	-	-	53,291
Fixed income securities:
Mortgage-backed securities	-	50	-	50
Private equity	-	-	1,772	1,772
Gold bullion	13,452	-	-	13,452

Total investment securities	118,032	50	1,772	119,854
Cash and other				14,057

Total				$133,911

2011	Level 1	Level 2	Level 3	Total

	(in thousands)
Equity securities:
Domestic	$44,818	-	-	44,818
International	38,942	-	-	38,942
Fixed income securities:
Mortgage-backed securities	-	98	-	98
Gold bullion	12,857	-	-	12,857

Total investment securities	96,617	98	-	96,715
Cash and other				6,689

Total				$103,404

        The fair value of the private equity investment classified as Level 3 as of December 31, 2012 was determined to be the investment cost. As a result, this investment's valuation had no effect on the plan's asset value in 2012. There was no Level 3 activity during the year ended December 31, 2011.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

        The following table summarizes the activity of plan assets categorized as Level 3 for the year ended December 31, 2012:

Private Equity
(in thousands)
Balance at December 31, 2011	$-
Purchases, issuances and settlements	1,772
Actual return on plan assets, sold during the period	-
Proceeds from sales	-

Balance at December 31, 2012	$1,772

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

        The components of net periodic pension and other postretirement costs and the assumptions related to those costs consisted of the following for the years ended December 31, 2012, 2011 and 2010:

	Pension Benefits			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010
	(in thousands)
Components of net periodic benefit cost:
Service cost	$9,373	7,101	6,140	693	558	443
Interest cost	7,570	7,195	6,596	400	402	364
Expected return on plan assets	(8,799)	(8,764)	(7,499)	—	—	—
Actuarial loss amortization	4,563	1,805	1,617	12	—	—
Prior service cost amortization	555	555	555	55	55	45
Transition obligation amortization	5	5	5	—	—	—

Net periodic benefit cost (1)	$13,267	7,897	7,414	1,160	1,015	852

(1)
Net periodic pension benefit cost related to discontinued operations and included in the table above was $738 thousand, $525 thousand and $489 thousand for the years ended December 31, 2012, 2011 and 2010, respectively. Net periodic cost for the postretirement medical plan related to discontinued operations and included in the table above was $11 thousand, $18 thousand and $20 thousand for the years ended December 31, 2012, 2011 and 2010, respectively.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

        The estimated net loss, prior service cost and transition obligation for the Pension Plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2013 are $4.4 million, $555 thousand and $5 thousand, respectively. The estimated prior service cost for the postretirement medical plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2013 is $55 thousand.

	Pension Benefits			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	4.99%	6.00%	6.25%	5.00%	6.00%	6.25%
Expected return on plan assets	7.75%	7.75%	7.75%	Not applicable
Rate of compensation increase	4.04%	3.86%	3.86%	Not applicable

        We expect the following benefit payments to be paid, which reflect future service as appropriate:

	Pension Benefits	Other Postretirement Benefits
	(in thousands)
2013	$7,985	304
2014	9,567	317
2015	8,022	349
2016	10,691	377
2017	10,147	402
2018 through 2022	60,647	2,961

	$107,059	4,710

        Our policy with respect to funding the Pension Plan is to fund at least the minimum required by the Employee Retirement Income Security Act of 1974, as amended, and not more than the maximum amount deductible for tax purposes. All contributions made to the Pension Plan for 2012, 2011 and 2010 were voluntary. Contributions are not expected to exceed $20 million for 2013. A contribution of $10 million was made to the Pension Plan in January 2013.

        All Company contributions to other postretirement medical benefits are voluntary, as the postretirement medical plan is not funded and is not subject to any minimum regulatory funding requirements. The contributions for each year represent claims paid for medical expenses, and we anticipate making the 2013 expected contribution with cash generated from operations. Contributions by participants to the postretirement plan were $337 thousand, $359 thousand and $237 thousand for the years ended December 31, 2012, 2011 and 2010, respectively.

        For measurement purposes, the initial health care cost trend rate was 9.01% for 2012, 9.51% for 2011 and 10% for 2010. The health care cost trend rate reflects anticipated increases in health care costs. The

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

initial assumed growth rate of 9.01% for 2012 is assumed to gradually decline over the next 15 years to a rate of 4.5%. The effect of a 1% annual increase in assumed cost trend rates would increase the December 31, 2012 accumulated postretirement benefit obligation by approximately $1.2 million, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2012 by approximately $180 thousand. The effect of a 1% annual decrease in assumed cost trend rates would decrease the December 31, 2012 accumulated postretirement benefit obligation by approximately $985 thousand, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2012 by approximately $150 thousand.

        We also sponsor the Waddell & Reed Financial, Inc. Supplemental Executive Retirement Plan, as amended and restated (the "SERP"), a non-qualified deferred compensation plan covering eligible employees. The SERP provides certain benefits for Company officers that the Pension Plan is prevented from providing because of compensation and benefit limits in the Internal Revenue Code.

        The SERP was adopted to supplement the annual pension paid to certain senior executive officers. Each calendar year, the Compensation Committee of the Board of Directors (the "Compensation Committee") credits participants' SERP accounts with (i) an amount equal to 4% of the executive's base salary, less the amount of the maximum employer matching contribution available under our 401(k) plan, and (ii) a non-formula award, if any, as determined by the Compensation Committee in its discretion. There were no discretionary awards made to participants during 2012, 2011 or 2010. Additionally, each calendar year, participants' accounts are credited (or charged) with an amount equal to the performance of certain hypothetical investment vehicles since the last preceding year. Upon a participant's separation, or at such other time based on a pre-existing election by a participant, benefits accumulated under the SERP are payable in installments or in a lump sum. As of December 31, 2012 and 2011, the aggregate liability to participants was $3.7 million.

        At December 31, 2012, the accrued pension and postretirement liability recorded in the consolidated balance sheet was comprised of accrued pension costs of $50.3 million, a liability for postretirement benefits in the amount of $8.5 million and an accrued liability for SERP benefits of $3.7 million. The current portion of postretirement liability of $0.3 million is included in other current liabilities on the balance sheet. At December 31, 2011, the accrued pension and postretirement liability recorded on the balance sheet was comprised of accrued pension costs of $45.0 million, a liability for postretirement benefits in the amount of $7.8 million and an accrued liability for SERP benefits of $3.7 million. The current portion of postretirement liability of $0.3 million is included in other current liabilities on the balance sheet.

11.   Employee Savings Plan

        We sponsor a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code to provide retirement benefits to substantially all of our employees following the completion of an eligibility period. As allowed under Section 401(k), the plan provides tax-deferred salary deductions for eligible employees. Our matching contributions to the plan for the years ended December 31, 2012, 2011 and 2010 were $4.7 million, $4.5 million and $4.1 million, respectively.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

12.   Stockholders' Equity

Earnings per Share

        For the years ended December 31, 2012, 2011 and 2010, earnings per share from continuing operations were computed as follows:

	2012	2011	2010
	(in thousands, except per share amounts)

Net income from continuing operations	$192,528	172,205	153,428

Weighted average shares outstanding — basic	85,726	85,783	85,618
Dilutive potential shares from stock options	2	10	29

Weighted average shares outstanding — diluted	85,728	85,793	85,647

Earnings per share from continuing operations, basic and diluted	$2.25	2.01	1.79

Anti-dilutive Securities

        There were no anti-dilutive options for the year ended December 31, 2012. Options to purchase 16 thousand shares and 203 thousand shares of Class A common stock ("common stock") were excluded from the diluted earnings per share calculation for the years ended December 31, 2011 and 2010, respectively, because they were anti-dilutive.

Dividends

        We declared dividends on our common stock of $2.03 per share, $0.85 per share and $0.77 per share for the years ended December 31, 2012, 2011 and 2010, respectively. The Board of Directors approved a special cash dividend on our common stock of $1.00 per share (included in the 2012 total above) that was paid on December 6, 2012, and an increase in the quarterly dividend on our common stock from $0.25 per share to $0.28 per share beginning with our fourth quarter 2012 dividend, paid on February 1, 2013. As of December 31, 2012 and 2011, other current liabilities included $24.0 million and $21.4 million, respectively, for dividends payable to stockholders.

Common Stock Repurchases

        The Board of Directors has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in our stock-based compensation programs. There were 1,536,968 shares, 1,951,331 shares and 2,043,545 shares repurchased in the open market or privately during the years ended December 31, 2012, 2011 and 2010, respectively, which includes 568,568 shares, 494,207 shares and 426,665 shares repurchased from employees who elected to tender shares to cover their minimum tax withholdings with respect to vesting of stock awards during the years ended December 31, 2012, 2011 and 2010, respectively.

13.   Share-Based Compensation

        The Company has three stock-based compensation plans: the Company 1998 Stock Incentive Plan, as amended and restated (the "SI Plan"), the Company 1998 Executive Stock Award Plan, as amended and

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

restated (the "ESA Plan") and the Company 1998 Non-Employee Director Stock Award Plan, as amended and restated (the "NED Plan") (collectively, the "Stock Plans").

        The SI Plan allows us to grant equity compensation awards, including, among other awards, non-qualified stock options and nonvested stock as part of our overall compensation program to attract and retain key personnel and encourage a greater personal financial investment in the Company. All of the Stock Plans also allow us to grant non-qualified stock options and/or nonvested stock to promote the long-term growth of the Company. A maximum of 30.0 million shares of common stock are authorized for issuance under the SI Plan. A maximum of 3.75 million and 1.2 million shares of common stock are authorized for issuance under the ESA Plan and NED Plan, respectively. In total, 8,811,318 shares of common stock are available for issuance as of December 31, 2012 under these plans. In addition, we make incentive payments under the Company 2003 Executive Incentive Plan, as amended and restated (the "EIP") in the form of cash, stock options, nonvested stock or a combination thereof. Incentive awards paid under the EIP in the form of stock options or nonvested stock, or granted following the conversion of cash bonus amounts into stock options and/or nonvested stock, are issued out of shares reserved for issuance under the SI and ESA Plans. Generally, shares of common stock covered by terminated, surrendered or cancelled options, by forfeited nonvested stock, or by the forfeiture of other awards that do not result in issuance of shares of common stock are again available for awards under the plan from which they were terminated, surrendered, cancelled or forfeited.

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

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

(a)
Stock Options

        A summary of stock option activity and related information for the year ended December 31, 2012 is presented in the table below. All options outstanding expire in 2013.

	Options	Weighted average exercise price	Weighted average remaining contractual term (in years)
Outstanding at December 31, 2011	27,595	$28.64	0.62
Granted	—	—
Exercised	(5,000)	21.09
Terminated/Canceled	(16,224)	33.94

Outstanding at December 31, 2012	6,371	$21.09	0.50

Exercisable at December 31, 2012	6,371	$21.09	0.50

        The aggregate intrinsic value of outstanding options and exercisable options as of December 31, 2012 was $87 thousand. The total intrinsic value (on date of exercise) of options exercised during the years ended December 31, 2012, 2011 and 2010 was $72 thousand, $1.4 million and $2.0 million, respectively. The related income tax benefit recognized was $26 thousand, $0.5 million and $0.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(b)
Nonvested Stock

        A summary of nonvested share activity and related fair value for the year ended December 31, 2012 follows:

	Nonvested Stock Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	4,868,017	$31.52
Granted	1,739,775	33.43
Vested	(1,600,553)	27.89
Forfeited	(93,159)	33.69

Nonvested at December 31, 2012	4,914,080	$33.34

        For the years ended December 31, 2012, 2011 and 2010, compensation expense for continuing operations related to nonvested stock totaled $48.7 million, $45.4 million and $39.1 million, respectively. For the years ended December 31, 2012, 2011, and 2010, compensation expense for discontinued operations related to nonvested stock totaled $1.2 million, $1.1 million and $1.2 million, respectively.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

        The related income tax benefit was $17.9 million, $16.7 million and $14.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. These benefits will be recognized upon vesting and may increase or decrease depending on the fair value of the shares on the date of vesting. As of December 31, 2012, the remaining unamortized expense of $107.2 million is expected to be recognized over a weighted average period of 2.3 years.

        The total fair value of shares vested (at vest date) during the years ended December 31, 2012, 2011 and 2010 was $53.5 million, $52.5 million and $46.5 million, respectively. The Company permits employees the right to tender a portion of their vested shares to the Company to satisfy the minimum tax withholding obligations of the Company with respect to vesting of the shares. During 2013, we expect to repurchase approximately 670 thousand shares from employees who elect to tender shares to cover their minimum tax withholdings.

14.   Uniform Net Capital Rule Requirements

        Two of our subsidiaries, Waddell & Reed, Inc. ("W&R") and Ivy Funds Distributor, Inc. ("IFDI") are registered broker/dealers and members of the Financial Industry Regulatory Authority. A third broker/dealer subsidiary, Legend Equities Corporation ("LEC"), was sold as part of the Legend transaction, effective January 1, 2013. Broker/dealers are subject to the SEC's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15.0 to 1.0. The primary difference between net capital and stockholders' equity is the non-allowable assets that are excluded from net capital.

        A broker/dealer may elect not to be subject to the Aggregate Indebtedness Standard of paragraph (a)(1)(i) of Rule 15c3-1, in which case net capital must exceed the greater of $250 thousand or 2% of aggregate debit items computed in accordance with the Formula for Determination of Reserve Requirements for broker/dealers. W&R made this election and thus is not subject to the aggregate indebtedness ratio as of December 31, 2012 or 2011.

        Net capital and aggregated indebtedness information for our broker/dealer subsidiaries is presented in the following table as of December 31, 2012 and 2011:

	2012			2011
	(in thousands)
	W&R	LEC	IFDI	W&R	LEC	IFDI
Net capital	$24,690	782	19,681	34,524	1,654	45,579
Required capital	250	268	2,648	250	251	2,353

Excess of required capital	$24,440	514	17,033	34,274	1,403	43,226

Ratio of aggregate indebtedness to net capital	Not applicable	5.14 to 1.0	2.02 to 1.0	Not applicable	2.28 to 1.0	0.77 to 1.0

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

15.   Rental Expense and Lease Commitments

        We lease our home office buildings, certain sales and other office space and equipment under long-term operating leases. Rent expense was $21.9 million, $21.6 million and $21.5 million, for the years ended December 31, 2012, 2011 and 2010, respectively. Future minimum rental commitments under non-cancelable operating leases are as follows:

Year	Commitments
(in thousands)
2013	$20,498
2014	16,749
2015	13,249
2016	10,164
2017	7,149
Thereafter	21,577

$89,386

        New leases are expected to be executed as existing leases expire. Thus, future minimum lease commitments are not expected to be materially different than those in 2012.

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

        The Company accrues an undiscounted liability for those contingencies where the incurrence of a loss is probable, and the amount can be reasonably estimated. These amounts are not reduced by amounts that may be recovered under insurance or claims against third parties, but undiscounted receivables from insurers or other third parties may be accrued separately. The Company regularly revises such accruals in

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

light of new information. For contingencies where an unfavorable outcome is reasonably possible and that are significant, the Company discloses the nature of the contingency and, where feasible, an estimate of the possible loss. For purposes of our litigation contingency disclosures, "significant" includes material matters as well as other items that management believes should be disclosed. Management judgment is required related to contingent liabilities and the outcome of litigation because both are difficult to predict.

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

        Subsequently, the Company moved for summary judgment on Plaintiffs' individual California claims. The Court issued an order on August 20, 2012 granting the Company's summary judgment motions, holding that Plaintiffs' individual California claims fail as a matter of law. This order effectively dismissed Plaintiffs from the case, both individually and as putative class representatives.

        However, in its August 20, 2012 order, the Court also granted Plaintiffs' motion to add a new individual and putative class representative to the action, effectively replacing the originally named Plaintiffs. The newly named Plaintiff continued to pursue the California claims referenced above on behalf of the putative class, as well as newly added representative derivative claims under the California Private Attorney General Act.

        The Company moved for summary judgment, asking the Court to dismiss the newly named Plaintiff's individual claims. The arguments made in support of this request were the same as those that prevailed in the Taylor and Young motions for summary judgment. On February 1, 2013, the Court issued an order granting the Company's summary judgment motion. This ruling effectively dismisses all remaining claims in the case in their entirety, pending appeal. No appeal has yet been filed. The Company intends to continue to vigorously defend the matter at appeal, if any.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

18.   Selected Quarterly Information (Unaudited)

	Quarter
	First	Second	Third		Fourth
	(in thousands)
2012
Total revenues	$287,871	289,686	293,365		302,883
Income from continuing operations	46,837	41,225	52,116		52,350
Income (loss) from discontinued operations	550	493	(43,590)	(1)	971

Net income	$47,387	41,718	8,526		53,321

Net income per share, basic and diluted:
Income from continuing operations	$0.55	0.48	0.61		0.61
Income (loss) from discontinued operations	—	—	(0.51)		0.01

Net income	$0.55	0.48	0.10		0.62

	Quarter
	First	Second	Third	Fourth
	(in thousands)
2011
Total revenues	$278,435	291,195	280,341	272,561
Income from continuing operations	44,369	49,094	39,371	39,371
Income from discontinued operations	1,264	876	463	651

Net income	$45,633	49,970	39,834	40,022

Net income per share, basic and diluted:
Income from continuing operations	$0.52	0.57	0.46	0.46
Income from discontinued operations	0.01	0.01	—	0.01

Net income	$0.53	0.58	0.46	0.47

(1)
Includes a non-cash impairment charge of $42.4 million related to the sale of Legend.

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
4.5
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
10.2
Administrative and Marketing Services Agreement, dated as of January 1, 2012, by and among Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company and Waddell & Reed, Inc. and its affiliated insurance companies.
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
10.6
Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated. Filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2008 and incorporated herein by reference.*
10.7
Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated. Filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2011 and incorporated herein by reference.*
10.8
Waddell & Reed Financial, Inc. 1998 Executive Stock Award Plan, as amended and restated. Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, File No. 333-43687, for the quarter ended September 30, 2005 and incorporated herein by reference.*
10.9
Waddell & Reed Financial, Inc. 1998 Executive Stock Award Plan, as amended and restated. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, File No. 001-13913, for the quarter ended September 30, 2012 and incorporated herein by reference.*
10.10
Waddell & Reed Financial, Inc. 1998 Non-Employee Director Stock Award Plan, as amended and restated. Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, File No. 333-43687, for the quarter ended September 30, 2005 and incorporated herein by reference.*
10.11
Waddell & Reed Financial, Inc. 1998 Non-Employee Director Stock Award Plan, as amended and restated. Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, File No. 001-13913, for the quarter ended September 30, 2012 and incorporated herein by reference.*
10.12
Credit Agreement, dated August 31, 2010, by and among Waddell & Reed Financial, Inc., the lenders party thereto, Bank of America, N.A. as Administrative Agent, Bank of America Securities LLC as Lead Arranger and Book Manager, UMB Bank, N.A. and The Bank of Nova Scotia as Co-Syndication Agents, and Citibank, N.A. and Wells Fargo Bank, N.A. as Co-Documentation Agents. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 001-13913, on September 7, 2010 and incorporated herein by reference.
10.13
Note Purchase Agreement, dated August 31, 2010, by and among Waddell & Reed Financial, Inc. and the purchasers party thereto. Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, File No. 001-13913, on September 7, 2010 and incorporated herein by reference.
10.14
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

Exhibit No.	Exhibit Description

10.16	Waddell & Reed Financial, Inc. 2003 Executive Incentive Plan, as amended and restated. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 333-43687, on April 11, 2008 and incorporated herein by reference.*
10.17
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
10.20
Investment Management Agreement, dated November 13, 2008, by and between Ivy Funds and Ivy Investment Management Company. Filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2011 and incorporated herein by reference.
10.21	Investment Management Agreement, dated April 30, 2009, by and between Waddell & Reed InvestEd Portfolios and Waddell & Reed Investment Management Company.
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
10.24
Form of Change in Control Employment Agreement, dated December 14, 2001, by and between Henry J. Herrmann and Waddell & Reed Financial, Inc. Filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2001 and incorporated herein by reference.*
10.25
First Amendment to Change in Control Employment Agreement, dated December 17, 2008, by and between Henry J. Herrmann and Waddell & Reed Financial, Inc. Filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2008 and incorporated herein by reference.*
10.26
Second Amendment to Change in Control Employment Agreement, dated December 17, 2009, by and between Henry J. Herrmann and Waddell & Reed Financial, Inc. Filed as Exhibit 10.52 to the Company's Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2009 and incorporated herein by reference.*

Exhibit No.	Exhibit Description

10.27	Form of Restricted Stock Award Agreement for awards pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, File No. 333-43687, for the quarter ended September 30, 2007 and incorporated herein by reference.*
10.28
Form of Restricted Stock Award Agreement for awards pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated. Filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2008 and incorporated herein by reference.*
10.29
Form of Restricted Stock Award Agreement for awards pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated. Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, File No. 001-13913, for the quarter ended March 31, 2009 and incorporated herein by reference.*
10.30
Form of Restricted Stock Award Agreement for awards pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated. Filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2011 and incorporated herein by reference.*
10.31
Form of Restricted Stock Award Agreement for awards to Non-Employee Directors pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated. Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, File No. 333-43687, for the quarter ended September 30, 2007 and incorporated herein by reference.*
10.32
Form of Restricted Stock Award Agreement for awards pursuant to the Waddell & Reed Financial, Inc. 1998 Executive Stock Award Plan, as amended and restated. Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, File No. 001-13913, for the quarter ended September 30, 2012 and incorporated herein by reference.*
10.33
Form of Restricted Stock Award Agreement for awards pursuant to the Waddell & Reed Financial, Inc. 1998 Non-Employee Director Stock Award Plan, as amended and restated. Filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, File No. 333-43687, for the quarter ended September 30, 2007 and incorporated herein by reference.*
10.34
Form of Restricted Stock Award Agreement for awards pursuant to the Waddell & Reed Financial, Inc. 1998 Non-Employee Director Stock Award Plan, as amended and restated. Filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, File No. 001-13913, for the quarter ended September 30, 2012 and incorporated herein by reference.*
10.35
Portfolio Managers Revenue Sharing Plan for Flow Accounts. Filed as Exhibit 10.64 to the Company's Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2010 and incorporated herein by reference.*
10.36
Portfolio Managers Revenue Sharing Schedule. Filed as Exhibit 10.65 to the Company's Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2010 and incorporated herein by reference.*
10.37
Portfolio Managers Revenue Sharing Schedule—Large Cap Growth. Filed as Exhibit 10.36 to the Company's Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2011 and incorporated herein by reference.*

Exhibit No.	Exhibit Description

10.38	Form of Indemnification Agreement. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 001-13913, on November 16, 2009 and incorporated herein by reference.*
10.39
2012 Performance Goals established pursuant to the Waddell & Reed Financial, Inc. 2003 Executive Incentive Plan, as amended and restated. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 001-13913, on February 16, 2012 and incorporated herein by reference.*
10.40
2013 Performance Goals established pursuant to the Waddell & Reed Financial, Inc. 2003 Executive Incentive Plan, as amended and restated. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 001-13913, on February 19, 2013 and incorporated herein by reference.*
10.41	Offer of Settlement. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 333-43687, on July 24, 2006 and incorporated herein by reference.
10.42	Assurance of Discontinuance. Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, File No. 333-43687, on July 24, 2006 and incorporated herein by reference.
10.43	Stipulation for Consent Order. Filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, File No. 333-43687, on July 24, 2006 and incorporated herein by reference.
11	Statement regarding computation of per share earnings
12	Statement re computation of ratios of earnings to fixed charges
21	Subsidiaries of Waddell & Reed Financial, Inc.
23	Consent of KPMG LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer
101
Materials from the Waddell & Reed Financial, Inc. Annual Report on Form 10-K for the year ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Consolidated Financial Statements, tagged in detail.

*
Indicates management contract or compensatory plan, contract or arrangement.