Form 10-Q
period 2013-03-31
WADDELL & REED FINANCIAL INC
filed 2013-04-25
CIK 1052100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Class	Outstanding as of April 19, 2013
Class A common stock, $.01 par value	85,933,065

WADDELL & REED FINANCIAL, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

Quarter Ended March 31, 2013

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	March 31,	December 31,
	2013	2012
	(unaudited)

Assets:
Cash and cash equivalents	$390,497	328,027
Cash and cash equivalents - restricted	154,631	92,980
Investment securities	175,608	176,142
Receivables:
Funds and separate accounts	43,119	33,886
Customers and other	96,528	136,073
Deferred income taxes	4,063	7,978
Income taxes receivable	—	5,577
Prepaid expenses and other current assets	9,723	9,080
Assets of discontinued operations held for sale	—	15,150
Total current assets	874,169	804,893

Property and equipment, net	69,140	69,328
Deferred sales commissions, net	71,861	69,355
Goodwill and identifiable intangible assets	161,969	161,969
Deferred income taxes	20,892	17,797
Other non-current assets	14,591	11,491
Assets of discontinued operations held for sale	—	18,010
Total assets	$1,212,622	1,152,843

Liabilities:
Accounts payable	$15,780	23,795
Payable to investment companies for securities	189,579	152,749
Payable to third party brokers	52,857	46,169
Payable to customers	25,271	45,182
Accrued compensation	32,070	32,215
Accrued other compensation	12,803	14,132
Other current liabilities	43,039	43,504
Current income taxes	19,711	—
Liabilities of discontinued operations held for sale	—	7,587
Total current liabilities	391,110	365,333

Long-term debt	190,000	190,000
Accrued pension and postretirement costs	54,943	62,458
Other non-current liabilities	23,676	24,531
Liabilities of discontinued operations held for sale	—	281
Total liabilities	659,729	642,603

Commitments and contingencies

Stockholders’ equity:
Preferred stock-$1.00 par value: 5,000 shares authorized; none issued Class A Common stock-$0.01 par value: 250,000 shares authorized;	—	—
99,701 shares issued; 85,544 shares outstanding (85,679 at December 31, 2012)	997	997
Additional paid-in capital	243,806	230,021
Retained earnings	728,351	698,423
Cost of 14,157 common shares in treasury (14,022 at December 31, 2012)	(377,088)	(372,404)
Accumulated other comprehensive loss	(43,173)	(46,797)
Total stockholders’ equity	552,893	510,240
Total liabilities and stockholders’ equity	$1,212,622	1,152,843

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited, in thousands, except for per share data)

	For the three months
	ended March 31,
	2013	2012

Revenues:
Investment management fees	$148,445	134,900
Underwriting and distribution fees	135,419	121,153
Shareholder service fees	32,691	31,818
Total	316,555	287,871

Operating expenses:
Underwriting and distribution	161,571	144,486
Compensation and related costs (including share-based compensation of $11,676 and $11,886, respectively)	48,155	44,158
General and administrative	16,208	17,764
Subadvisory fees	4,484	6,271
Depreciation	3,227	3,359
Total	233,645	216,038

Operating income	82,910	71,833
Investment and other income	4,377	3,949
Interest expense	(2,854)	(2,826)

Income from continuing operations before provision for income taxes	84,433	72,956
Provision for income taxes	30,570	26,119

Income from continuing operations	53,863	46,837
Income from discontinued operations net of tax expense of $397	—	550
Net income	$53,863	47,387

Net income per share, basic and diluted:
Income from continuing operations	$0.63	0.55
Income from discontinued operations	—	—
Net income	$0.63	0.55

Weighted average shares outstanding:
Basic	85,592	85,604
Diluted	85,593	85,606

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	For the three months
	ended March 31,
	2013	2012

Net income	$53,863	47,387

Other comprehensive income:

Unrealized appreciation of available for sale investment securities during the period, net of income taxes of $9 and $0, respectively	2,778	5,277

Pension and postretirement benefits, net of income taxes of $558 and $521, respectively	846	657

Comprehensive income	$57,487	53,321

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity
For the Three Months Ended March 31, 2013

(Unaudited, in thousands)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity

Balance at December 31, 2012	99,701	$997	230,021	698,423	(372,404)	(46,797)	510,240

Net income	—	—	—	53,863	—	—	53,863
Recognition of equity compensation	—	—	11,676	—	—	—	11,676
Net issuance/forfeiture of nonvested shares	—	—	1,432	—	(1,432)	—	—
Dividends accrued, $0.28 per share	—	—	—	(23,935)	—	—	(23,935)
Exercise of stock options	—	—	(35)	—	170	—	135
Excess tax benefits from share-based payment arrangements	—	—	712	—	—	—	712
Repurchase of common stock	—	—	—	—	(3,422)	—	(3,422)
Unrealized appreciation on available for sale investment securities	—	—	—	—	—	2,778	2,778
Pension and postretirement benefits	—	—	—	—	—	846	846

Balance at March 31, 2013	99,701	$997	243,806	728,351	(377,088)	(43,173)	552,893

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the three months
	ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$53,863	47,387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,497	3,900
Amortization of deferred sales commissions	13,668	13,485
Share-based compensation	11,676	12,272
Excess tax benefits from share-based payment arrangements	(712)	(444)
Gain on sale of available for sale investment securities	(2,426)	(1,527)
Net purchases and sales or maturities of trading securities	1,012	10,573
Unrealized gain on trading securities	(2,166)	(2,225)
Loss on sale and retirement of property and equipment	49	101
Capital gains and dividends reinvested	(40)	—
Deferred income taxes	254	(851)
Changes in assets and liabilities:
Cash and cash equivalents - restricted	(61,650)	(30,759)
Other receivables	39,545	(1,707)
Payable to investment companies for securities and payble to customers	16,516	27,989
Receivables from funds and separate accounts	(9,233)	(320)
Other assets	(3,743)	(366)
Deferred sales commissions	(16,174)	(14,466)
Accounts payable and payable to third party brokers	(925)	1,017
Other liabilities	18,122	20,091
Net cash provided by operating activities	$61,133	84,150

Cash flows from investing activities:
Purchases of available for sale investment securities	(55,350)	—
Proceeds from sales and maturities of available for sale investment securities	62,020	4,907
Additions to property and equipment	(3,088)	(2,375)
Disposition of companies	22,000	—
Net cash provided by investing activities	$25,582	2,532

Cash flows from financing activities:
Dividends paid	(23,973)	(21,402)
Repurchase of common stock	(3,422)	(12)
Exercise of stock options	135	—
Excess tax benefits from share-based payment arrangements	712	444
Net cash used in financing activities	$(26,548)	(20,970)
Net increase in cash and cash equivalents	60,167	65,712
Cash and cash equivalents at beginning of period, including discontinued operations	330,330	327,083
Cash and cash equivalents at end of period	390,497	392,795
Less cash and cash equivalents of discontinued operations at end of period	—	2,251
Cash and cash equivalents of continuing operations at end of period	$390,497	390,544

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.              Description of Business and Significant Accounting Policies

Waddell & Reed Financial, Inc. and Subsidiaries

Waddell & Reed Financial, Inc. and subsidiaries (hereinafter referred to as the “Company,” “we,” “our” and “us”) derive revenues from investment management, investment product underwriting and distribution, and shareholder services administration provided to the Waddell & Reed Advisors Group of Mutual Funds (the “Advisors Funds”), Ivy Funds (the “Ivy Funds”), Ivy Funds Variable Insurance Portfolios (the “Ivy Funds VIP”) and InvestEd Portfolios (“InvestEd”) (collectively, the Advisors Funds, Ivy Funds, Ivy Funds VIP and InvestEd are referred to as the “Funds”), and institutional and separately managed accounts.  The Funds and the institutional and separately managed accounts operate under various rules and regulations set forth by the United States Securities and Exchange Commission (the “SEC”). Services to the Funds are provided under investment management agreements, underwriting agreements and shareholder servicing and accounting service agreements that set forth the fees to be charged for these services. The majority of these agreements are subject to annual review and approval by each Fund’s board of trustees and shareholders. Our revenues are largely dependent on the total value and composition of assets under management.  Accordingly, fluctuations in financial markets and composition of assets under management can significantly impact revenues and results of operations.

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements included herein pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to enable a reasonable understanding of the information presented.  The information in this Quarterly Report on Form 10-Q should be read in conjunction with Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”).  Certain amounts in the prior years’ financial statements have been reclassified for consistent presentation.

The accompanying unaudited consolidated financial statements are prepared consistently with the accounting policies described in Note 2 to the consolidated financial statements included in our 2012 Form 10-K, which include the following: use of estimates, cash and cash equivalents, disclosures about fair value of financial instruments, investment securities and investments in affiliated mutual funds, property and equipment, software developed for internal use, goodwill and identifiable intangible assets, deferred sales commissions, revenue recognition, advertising and promotion, share-based compensation and accounting for income taxes.

Effective January 1, 2013, the Company adopted an amended accounting standard to improve the reporting of reclassifications out of accumulated other comprehensive income.  The guidance requires an entity to present separately for each component of comprehensive income, the current period reclassifications out of accumulated other comprehensive income by the respective line items of net income affected by the reclassification.  The adoption was effective prospectively and did not have any effect on the Company’s results of operations, financial position or liquidity.

In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only a normal and recurring nature) necessary to present fairly our financial position at March 31, 2013, the results of operations for the three months ended March 31, 2013 and 2012, and cash flows for the three months ended March 31, 2013 and 2012 in conformity with accounting principles generally accepted in the United States.

During the third quarter of 2012, the Company committed to a plan to sell its Legend group of subsidiaries (“Legend”) and on October 29, 2012, the Company signed a definitive agreement to execute the transaction.  The sale closed effective January 1, 2013.  The operational results of Legend have been reclassified as discontinued operations in our unaudited consolidated financial statements for the three months ended March 31, 2012 and as of December 31, 2012.  Unless otherwise stated, footnote references refer to continuing operations.

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

3.              Accounting Pronouncements Not Yet Adopted

In July 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-06, “Other Topics (Topic 720): Fees Paid to the Federal Government by Health Insurers”(“ASU 2011-06”). This ASU was issued to address questions about how health insurers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (collectively, the “Acts”).  The Acts impose an annual fee on health insurers for each calendar year beginning on or after January 1, 2014.  A health insurer’s portion of the annual fee is payable no later than September 30 of the applicable calendar year and is not tax deductible.  The ASU specifies that the liability for the fee should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year in which it is payable. ASU 2011-06 is effective for calendar years beginning after December 31, 2013.  The Company is evaluating the impact the adoption of ASU 2011-06 in 2014 will have on its consolidated financial statements.

4.              Investment Securities

Investment securities at March 31, 2013 and December 31, 2012 are as follows:

	Amortized	Unrealized	Unrealized
March 31, 2013	cost	gains	losses	Fair value
	(in thousands)
Available for sale securities:
Mortgage-backed securities	$9	1	—	10
Corporate bonds	30,190	208	(1)	30,397
Affiliated mutual funds	69,239	5,533	(49)	74,723
	$99,438	5,742	(50)	105,130

Trading securities:
Mortgage-backed securities				42
Municipal bonds				501
Corporate bonds				12,049
Common stock				48
Affiliated mutual funds				57,838
				70,478
Total investment securities				$175,608

	Amortized	Unrealized	Unrealized
December 31, 2012	cost	gains	losses	Fair value
	(in thousands)
Available for sale securities:
Mortgage-backed securities	$9	1	—	10
Corporate bonds	30,408	248	(3)	30,653
Affiliated mutual funds	73,443	3,749	(1,090)	76,102
	$103,860	3,998	(1,093)	106,765

Trading securities:
Mortgage-backed securities				44
Municipal bonds				501
Corporate bonds				12,112
Common stock				37
Affiliated mutual funds				56,683
				69,377
Total investment securities				$176,142

Purchases of trading securities during the three months ended March 31, 2013 were $49.8 million.  Sales of trading securities were $50.8 million for the same period.

A summary of available for sale debt securities and affiliated mutual funds with fair values below carrying values at March 31, 2013 and December 31, 2012 is as follows:

	Less than 12 months		12 months or longer		Total
		Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2013	Fair value	losses	value	losses	value	losses
	(in thousands)
Corporate bonds	$5,800	(1)	—	—	5,800	(1)
Affiliated mutual funds	—	—	3,177	(49)	3,177	(49)
Total temporarily impaired securities	$5,800	(1)	3,177	(49)	8,977	(50)

	Less than 12 months		12 months or longer		Total
		Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2012	Fair value	losses	value	losses	value	losses
	(in thousands)
Corporate bonds	$997	(3)	—	—	997	(3)
Affiliated mutual funds	23,478	(469)	5,604	(621)	29,082	(1,090)
Total temporarily impaired securities	$24,475	(472)	5,604	(621)	30,079	(1,093)

Based upon our assessment of these corporate bonds and affiliated mutual funds, the time frame investments have been in a loss position, our intent to hold affiliated mutual funds until they have recovered, and our history of holding bonds until maturity, we determined that a write-down was not necessary at March 31, 2013.

Mortgage-backed securities and corporate bonds accounted for as available for sale and held as of March 31, 2013 mature as follows:

	Amortized cost	Fair value
	(in thousands)
Within one year	$18,811	18,850
After one year but within five years	11,379	11,547
After five years but within 10 years	9	10
	$30,199	30,407

Mortgage-backed securities, municipal bonds and corporate bonds accounted for as trading and held as of March 31, 2013 mature as follows:

Fair value
(in thousands)
Within one year	$2,504
After one year but within five years	9,546
After five years but within 10 years	542
$12,592

Accounting standards establish a framework for measuring fair value and a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of the asset.  Inputs may be observable or unobservable and refer broadly to the assumptions that market participants would use in pricing the asset.  An individual investment’s fair value measurement is assigned a level based upon the observability of the inputs that are significant to the overall valuation.  The three-tier hierarchy of inputs is summarized as follows:

•                  Level 1 — Investments are valued using quoted prices in active markets for identical securities.

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

The following tables summarize our investment securities as of March 31, 2013 and December 31, 2012 that are recognized in our consolidated balance sheets using fair value measurements based on the differing levels of inputs.

March 31, 2013	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage-backed securities	$—	52	—	52
Municipal bonds	—	501	—	501
Corporate bonds	—	42,446	—	42,446
Common stock	48	—	—	48
Affiliated mutual funds	132,561	—	—	132,561
Total	$132,609	42,999	—	175,608

December 31, 2012	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage-backed securities	$—	54	—	54
Municipal bonds	—	501	—	501
Corporate bonds	—	42,765	—	42,765
Common stock	37	—	—	37
Affiliated mutual funds	132,785	—	—	132,785
Total	$132,822	43,320	—	176,142

5.              Discontinued Operations

During the third quarter of 2012, the Company committed to a plan to sell Legend.  On October 29, 2012, the Company signed a definitive agreement with First Allied Holdings Inc. to sell all of the common interests of Legend Group Holdings, LLC.  The sale closed effective January 1, 2013.  Based on the value of the consideration the Company expected to receive upon closing of the sale, which was less than the carrying value of net assets to be sold, the Company recorded a non-cash impairment charge of $42.4 million during the third quarter of 2012.  The agreement also includes an earnout provision based on asset retention for a period of two years following the closing date.

For income tax purposes, the sale resulted in a $48.3 million capital loss that may only be utilized to offset future capital gains.  Due to the character of the loss and the limited carry forward period permitted by law, the Company may not realize the full tax benefit of the capital loss.

The operational results of Legend have been presented as discontinued operations in the unaudited consolidated financial statements for the three months ended March 31, 2012.  Legend’s revenues and income before provision for income taxes for that period were $18.7 million and $947 thousand, respectively.

The assets and liabilities of Legend, classified as discontinued operations held for sale in the balance sheet at December 31, 2012 are as follows (amounts in thousands):

Assets
Cash and cash equivalents	$2,303
Cash and cash equivalents - restricted	401
Investment securities	1,352
Receivables	10,345
Prepaid expenses and other current assets	749
Total current assets	15,150

Property and equipment, net	992
Goodwill	16,868
Other non-current assets	150
Total non-current assets	18,010

Total assets	33,160

Liabilities
Accounts payable	464
Accrued compensation	6,243
Other current liabilities	880
Total current liabilities	7,587

Non-current liabilities	281

Total liabilities	7,868

Assets less liabilities	$25,292

6.              Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of purchase price over the tangible assets and identifiable intangible assets of an acquired business.  Our goodwill is not deductible for tax purposes.  Goodwill and identifiable intangible assets (all considered indefinite lived) are as follows:

	March 31,	December 31,
	2013	2012
	(in thousands)

Goodwill	$138,947	138,947
Accumulated amortization	(31,977)	(31,977)
Total goodwill	106,970	106,970

Mutual fund management advisory contracts	38,699	38,699
Mutual fund management subadvisory contracts	16,300	16,300
Total identifiable intangible assets	54,999	54,999

Total	$161,969	161,969

7.              Indebtedness

Debt is reported at its carrying amount in the consolidated balance sheets.  The fair value of the Company’s outstanding indebtedness is approximately $211.9 million at March 31, 2013 compared to the carrying value of $190.0 million.  Fair value is calculated based on Level 2 inputs.

8.              Income Tax Uncertainties

As of January 1, 2013 and March 31, 2013, the Company had unrecognized tax benefits, including penalties and interest, of $10.8 million ($7.5 million net of federal benefit) and $11.2 million ($7.7 million net of federal benefit), respectively, that if recognized, would impact the Company’s effective tax rate.  The unrecognized tax benefits that are not expected to be settled within the next 12 months are included in other liabilities in the accompanying consolidated balance sheets; unrecognized tax benefits that are expected to be settled within the next 12 months are included in income taxes payable.

The Company’s accounting policy with respect to interest and penalties related to income tax uncertainties is to classify these amounts as income taxes.  As of January 1, 2013, the total amount of accrued interest and penalties related to uncertain tax positions recognized in the consolidated balance sheet was $2.5 million ($2.0 million net of federal benefit).  The total amount of penalties and interest, net of federal benefit, related to income tax uncertainties recognized in the statement of income for the three month period ended March 31, 2013 was $0.1 million.  The total amount of accrued penalties and interest related to uncertain tax positions at March 31, 2013 of $2.5 million ($2.0 million net of federal benefit) is included in the total unrecognized tax benefits described above.

In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain.  In addition, respective tax authorities periodically audit our income tax returns.  These audits examine our significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions.  The 2009, 2010, 2011 and 2012 federal income tax returns are open tax years that remain subject to potential future audit.  The 2006 and 2007 federal tax years also remain open to a limited extent due to capital loss carryback claims.  State income tax returns for all years after 2008 and, in certain states, income tax returns prior to 2009, are subject to potential future audit by tax authorities in the Company’s major state tax jurisdictions.

The Company is currently being audited in various state jurisdictions.  It is reasonably possible that the Company will settle the audits in these jurisdictions within the next 12-month period.  It is estimated that the

Company’s liability for unrecognized tax benefits, including penalties and interest, could decrease by approximately $0.1 million to $2.2 million ($0.1 million to $1.5 million net of federal benefit) upon settlement of these audits.  Such settlements are not anticipated to have a significant impact on the results of operations.

9.              Pension Plan and Postretirement Benefits Other Than Pension

We provide a non-contributory retirement plan that covers substantially all employees and certain vested employees of our former parent company (the “Pension Plan”).  Benefits payable under the Pension Plan are based on employees’ years of service and compensation during the final 10 years of employment.  We also sponsor an unfunded defined benefit postretirement medical plan that covers substantially all employees, as well as Waddell & Reed advisors.  The medical plan is contributory with participant contributions adjusted annually.  The medical plan does not provide for post age 65 benefits with the exception of a small group of employees that were grandfathered when such plan was established.

The components of net periodic pension and other postretirement costs related to these plans are as follows:

	Pension Benefits		Other Postretirement Benefits
	Three months ended		Three months ended
	March 31,		March 31,
	2013	2012	2013	2012
	(in thousands)
Components of net periodic benefit cost:
Service cost	$2,950	2,209	197	173
Interest cost	1,952	1,812	90	100
Expected return on plan assets	(2,704)	(2,127)	—	—
Actuarial loss amortization	1,250	1,021	—	3
Prior service cost amortization	139	139	14	14
Transition obligation amortization	1	1	—	—

Total (1)	$3,588	3,055	301	290

(1)         Net periodic pension benefit cost related to discontinued operations and included in the table above was $196 thousand for the three months ended March 31, 2012. Net periodic cost for the postretirement medical plan related to discontinued operations and included in the table above was $3 thousand for the three months ended March 31, 2012.

During the first quarter of 2013, we contributed $10.0 million to the Pension Plan and contributed an additional $7.0 million to the Pension Plan in April 2013.

10.   Stockholders’ Equity

Earnings per Share

The components of basic and diluted earnings per share from continuing operations were as follows:

	Three months ended
	March 31,
	2013	2012
	(in thousands, except per share amounts)

Net income from continuing operations	$53,863	46,837

Weighted average shares outstanding - basic	85,592	85,604
Dilutive potential shares from stock options (1)	1	2
Weighted average shares outstanding - diluted	85,593	85,606

Earnings per share from continuing operations, basic and diluted	$0.63	0.55

(1)         There were no anti-dilutive options for the three months ended March 31, 2013 or 2012.

Dividends

On February 14, 2013, the Board of Directors (the “Board”) approved a dividend on our common stock in the amount of $0.28 per share to stockholders of record as of April 10, 2013 to be paid on May 1, 2013.  The total dividend to be paid is approximately $24.0 million and is included in other current liabilities in the consolidated balance sheet at March 31, 2013.

Common Stock Repurchases

The Board has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in our stock-based compensation programs.

There were 81,701 shares repurchased in the open market or privately during the three months ended March 31, 2013, which included 2,601 shares repurchased from employees tendering shares to cover their minimum income tax withholdings with respect to vesting of stock awards during the quarter. There were 366 shares repurchased in the open market during the quarter ended March 31, 2012, all of which were repurchased from employees tendering shares during the quarter.

In April 2013, the Company repurchased 464,177 shares from employees tendering shares to cover their minimum income tax withholdings with respect to vesting of stock awards during the period.

Accumulated Other Comprehensive Loss

The following table summarizes other comprehensive income (loss) activity for the quarter ended March 31, 2013.

	Unrealized gains on investment securities	Decrease of valuation allowance for unrealized gains on investment securities	Pension and postretirement benefits	Total accumulated other comprehensive income (loss)
	(in thousands)
Balance at December 31, 2012	$1,823	32	(48,652)	(46,797)

Other comprehensive income before reclassification	3,279	1,934	—	5,213
Amount reclassified from accumulated other comprehensive income	(1,535)	(900)	846	(1,589)
Net current period other comprehensive income	1,744	1,034	846	3,624

Balance at March 31, 2013	$3,567	$1,066	(47,806)	(43,173)

Reclassifications from accumulated other comprehensive income and included in net income are summarized in the table that follows for the three months ended March 31, 2013.

	Pre-tax	Tax (expense) benefit	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Realized gain on sale of available for sale investment securities	$(2,426)	891	(1,535)	Investment and other income
Valuation allowance	—	(900)	(900)	Provision for income taxes
Amortization of pension and post retirement benefits	1,404	(558)	846	Underwriting and distribution expense Compensation and related costs
Total	$(1,022)	(567)	(1,589)

11.  Share-Based Compensation

A summary of stock option activity and related information for the three months ended March 31, 2013 is presented in the table below.

	Options	Weighted average exercise price
Outstanding, December 31, 2012	6,371	$21.09
Granted	—	—
Exercised	6,371	$21.09
Terminated/Cancelled	—	—
Outstanding, March 31, 2013	—	—
Exercisable, March 31, 2013	—	—

In the first quarter of 2013, we granted 33,715 shares of nonvested stock with a fair value of $36.86 per share under the Company’s 1998 Stock Incentive Plan, as amended and restated (the “SI Plan”).  The value of those shares at the grant date, aggregating $1.2 million, will generally be amortized to expense over a four year vesting period.

On April 2, 2013, we granted 1,078,674 shares of nonvested stock with a fair value of $43.19 per share under the SI Plan.  The value of those shares at the grant date, aggregating $46.6 million, will generally be amortized to expense over a four year vesting period.

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

The Company accrues an undiscounted liability for those contingencies where the incurrence of a loss is probable, and the amount can be reasonably estimated.  These amounts are not reduced by amounts that may be recovered under insurance or claims against third parties, but undiscounted receivables from insurers or other third parties may be accrued separately. The Company regularly revises such accruals in light of new information.  For contingencies where an unfavorable outcome is reasonably possible and that are significant, the Company discloses the nature of the contingency and, where feasible, an estimate of the possible loss. For purposes of our litigation contingency disclosures, “significant” includes material matters as well as other items that management believes should be disclosed.  Management judgment is required related to contingent liabilities and the outcome of litigation because both are difficult to predict.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the current views and assumptions of management with respect to future events regarding our business and industry in general.  These forward-looking statements include all statements, other than statements of historical fact, regarding our financial position, business strategy and other plans and objectives for future operations, including statements with respect to revenues and earnings, the amount and composition of assets under management, distribution sources, expense levels, redemption rates and the financial markets and other conditions.  These statements are generally identified by the use of such words as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “forecast,” “estimate,” “expect,” “intend,” “plan,” “project,” “outlook,” “will,” “potential” and similar statements of a future or forward-looking nature.  Readers are cautioned that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance.  Actual results may differ materially from those contained in these forward-looking statements as a result of various factors, including but not limited to those discussed below.  If one or more events related to these or other risks, contingencies or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from those forecasted or expected.  Certain important factors that could cause actual results to differ materially from our expectations are disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2012, which include, without limitation:

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

The foregoing factors should not be construed as exhaustive and should be read together with other cautionary statements included in this and other reports and filings we make with the Securities and Exchange Commission, including the information in Item 1 “Business” and Item 1A “Risk Factors” of Part I and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II to our Annual Report on Form 10-K for the year ended December 31, 2012 and as updated in our quarterly reports on Form 10-Q for the year ending December 31, 2013.  All forward-looking statements speak only as the date on which they are made and we undertake no duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

One of our distinctive qualities is that we are a significant distributor of investment products.  Our retail products are distributed through our Wholesale channel, which includes third-parties such as other broker/dealers, registered investment advisors and various retirement platforms, or through our Advisors channel sales force of independent financial advisors.  We also market our investment advisory services to institutional investors, either directly or through consultants, in our Institutional channel.

Company Highlights

•                  The Company sold its Legend group of subsidiaries (“Legend”) effective January 1, 2013.  The operational results of Legend have been reclassified as discontinued operations in the unaudited consolidated financial statements for the three months ended March 31, 2012.  Unless stated otherwise, any reference to income statement items refers to results from continuing operations.

•                  In April, we launched the Ivy Global Real Estate Fund and Ivy Global Risk-Managed Real Estate Fund, both subadvised by LaSalle Investment Management Securities, to help investors and financial advisors pursue the potential opportunities of investment in real estate securities.

•                  Our assets under management increased 8% during the quarter, from $96.4 billion to $103.8 billion, driven by market appreciation and net flows.

•                  Income from continuing operations increased 15% compared to the first quarter of 2012, and our operating margin was 26.2%, an improvement from 25.0% for the same period a year ago.

•                  During the quarter, we recorded investment income of $4.4 million. Certain components of this investment income allowed us to release a portion of our existing tax valuation allowance, which reduced income tax expense by $1.4 million.

•                  Our balance sheet remains solid, and we ended the quarter with cash and investments of $566.1 million.

Assets Under Management

During the first quarter, assets under management increased to $103.8 billion compared to $96.4 billion on December 31, 2012 due to market appreciation of $5.3 billion and net flows of $2.1 billion.

Change in Assets Under Management(1)

	First Quarter 2013
	Wholesale	Advisors	Institutional	Total
	(in millions)

Beginning Assets	$48,930	35,660	11,775	96,365

Sales and Other Net Inflows(2)	5,042	1,303	430	6,775
Redemptions	(3,157)	(1,047)	(469)	(4,673)
Net Exchanges	66	(66)	0	0
Net Flows	1,951	190	(39)	2,102

Market Appreciation	2,373	2,065	890	5,328
Ending Assets	$53,254	37,915	12,626	103,795

	First Quarter 2012
	Wholesale	Advisors	Institutional	Total
	(in millions)

Beginning Assets	$40,954	31,709	10,494	83,157

Sales and Other Net Inflows(2)	4,520	1,097	682	6,299
Redemptions	(3,446)	(1,042)	(507)	(4,995)
Net Exchanges	(104)	103	0	(1)
Net Flows	970	158	175	1,303

Market Appreciation	4,814	3,206	1,312	9,332
Ending Assets	$46,738	35,073	11,981	93,792

(1)         Includes all activity of the Funds and institutional and separate accounts, including money market funds and transactions at net asset value, accounts for which we receive no commissions.

(2)         Sales and Other Net Inflows is primarily gross sales (net of sales commission). This amount also includes net reinvested dividends and capital gains and investment income.

Average assets under management, which are generally more indicative of trends in revenue for providing investment management services than the quarter over quarter change in ending assets under management, are presented below.

Average Assets Under Management

	First Quarter 2013
	Wholesale	Advisors	Institutional	Total
	(in millions)

Asset Class:
Equity	$41,056	26,257	11,477	$78,790
Fixed Income	10,478	9,597	798	20,873
Money Market	167	1,369	—	1,536
Total	$51,701	37,223	12,275	$101,199

	First Quarter 2012
	Wholesale	Advisors	Institutional	Total
	(in millions)

Asset Class:
Equity	$38,902	24,285	10,398	$73,585
Fixed Income	5,769	8,410	785	14,964
Money Market	226	1,315	—	1,541
Total	$44,897	34,010	11,183	$90,090

Results of Operations — Three Months Ended March 31, 2013 as Compared with Three Months Ended March 31, 2012

Income from continuing operations

	Three months ended
	March 31,
	2013	2012	Variance

Net income from continuing operations	$53,863	46,837	15%

Net income per share from continuing operations, basic and diluted	$0.63	0.55	15%

Operating Margin	26.2%	25.0%	5%

We reported income from continuing operations of $53.9 million, or $0.63 per diluted share, for the first quarter of 2013 compared to $46.8 million, or $0.55 per diluted share, for the first quarter of 2012.

Total Revenues

Total revenues increased 10% to $316.6 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 due to an increase in average assets under management of 12% and an increase in gross sales of 8%.

	Three months ended
	March 31,
	2013	2012	Variance
	(in thousands, except percentage data)

Investment management fees	$148,445	134,900	10%
Underwriting and distribution fees	135,419	121,153	12%
Shareholder service fees	32,691	31,818	3%
Total revenues	$316,555	287,871	10%

Investment Management Fee Revenues

Investment management fee revenues are earned for providing investment advisory services to the Funds and to institutional and separate accounts.  Investment management fee revenues increased $13.5 million, or 10%, from last year’s first quarter.

Revenues from investment management services provided to our retail mutual funds, which are distributed through the Wholesale, Advisors and Institutional channels, were $136.9 million for the quarter ended March 31, 2013.  Revenues increased $12.6 million, or 10%, compared to the first quarter of 2012, while the related retail average assets increased 13% to $88.9 billion.  Investment management fee revenues increased less than the related retail average assets due to a shift in assets to products with lower management fee rates, as well as one less day in the first quarter of 2013.

Institutional account revenues were $11.5 million for the first quarter of 2013, representing an increase of $0.9 million, or 9%, from the first quarter of 2012, while average assets increased 10%.  Account revenues increased less than the related average assets due to a decline in the average management fee rate.

Long-term redemption rates (which exclude money market fund redemptions) in the Wholesale channel were 24.6% in the first quarter of 2013, compared to 30.7% in the first quarter of 2012.  In the Advisors channel, long-term redemption rates were 9.4% for the quarter ended March 31, 2013, compared to 10.1% in the first quarter of 2012.  We expect the Advisors channel long-term redemption rate to remain lower than that of the Wholesale channel due to the personal and customized nature in which our financial advisors provide service to our clients.  Long-term redemption rates for our Institutional channel were 15.5% and 18.2% for the first quarter of 2013 and 2012, respectively.

Our overall redemption rate of 18.0% for the first quarter of 2013 compares positively to the current year to date industry average of approximately 24%, based on data from the Investment Company Institute.

Underwriting and Distribution Fee Revenues and Expenses

The following tables summarize our underwriting and distribution fee revenues and expenses segregated by distribution method within the respective Wholesale or Advisors channel:

	First Quarter 2013
	Wholesale	Advisors	Total
	(in thousands)

Revenue	$48,175	87,244	135,419
Expenses - Direct	63,548	59,657	123,205
Expenses - Indirect	11,000	27,366	38,366
Net Distribution (Costs)/Excess	$(26,373)	221	(26,152)

	First Quarter 2012
	Wholesale	Advisors	Total
	(in thousands)

Revenue	$44,473	76,680	121,153
Expenses - Direct	55,104	53,676	108,780
Expenses - Indirect	9,339	26,367	35,706
Net Distribution (Costs)	$(19,970)	(3,363)	(23,333)

Underwriting and distribution revenues earned in the first quarter of 2013 increased $14.3 million, or 12%, compared with the first quarter of 2012 due to increased revenues in our Advisors channel of $10.6 million, and increased revenues in our Wholesale channel of $3.7 million.  Revenues from fee-based asset allocation products increased $8.7 million compared to the prior year, as assets grew from $8.6 billion at March 31, 2012 to $11.3 billion at March 31, 2013.  Rule 12b-1 asset-based service and distribution fee revenues increased $5.6 million, or 9%, primarily due to an increase in average mutual fund assets under management.  Partially offsetting these increases, variable annuity revenues decreased $1.6 million.

Underwriting and distribution expenses increased by $17.1 million, or 12%, compared to the first quarter of 2012.  Direct expenses in the Wholesale channel increased by $8.4 million, as a result of an increase in average wholesale assets under management and higher sales volume year over year. We incurred higher dealer compensation paid to third party distributors, increased Rule 12b-1 asset-based service and distribution expenses and higher wholesaler commissions.  Direct expenses in the Advisors channel increased $6.0 million, or 11%, compared to the first quarter of 2012 due to increased commissions related to the sale of fee-based asset allocation products of $6.5 million and increased Rule 12b-1 asset-based service and distribution expenses of $0.4 million, partially offset by decreased commissions on variable annuity product sales of $1.0 million.  Indirect expenses increased $2.7 million compared to the quarter ended March 31, 2012 due primarily to increased group health expenses, IT and marketing expenses.

Shareholder Service Fee Revenue

Shareholder service fee revenue primarily includes transfer agency fees, custodian fees from retirement plan accounts, and portfolio accounting and administration fees.  Transfer agency fees and portfolio accounting and administration fees are asset-based revenues or account-based revenues, while custodian fees from retirement plan accounts are based on the number of client accounts.  During the first quarter of 2013, shareholder service fee revenue increased $0.9 million, or 3%, over the first quarter of 2012.  Of the total increase, $1.6 million was due to higher asset-based fees quarter over quarter in certain share classes. This increase was partially offset by a decrease of $0.7 million attributable to account-based revenues, primarily due to an amended contract effective the beginning of the year. The number of accounts increased 1% compared to the first quarter of 2012.

Total Operating Expenses

Operating expenses increased $17.6 million, or 8%, in the first quarter of 2013 compared to the first quarter of 2012, primarily due to increased underwriting and distribution expenses. Underwriting and distribution expenses are discussed above.

	Three Months Ended
	March 31,
	2013	2012	Variance
	(in thousands, except percentage data)
Underwriting and distribution	$161,571	144,486	12%
Compensation and related costs	48,155	44,158	9%
General and administrative	16,208	17,764	-9%
Subadvisory fees	4,484	6,271	-28%
Depreciation	3,227	3,359	-4%
Total operating expenses	$233,645	216,038	8%

Compensation and Related Costs

Compensation and related costs increased $4.0 million, or 9%, compared to the first quarter of 2012.  Of the total increase period over period, $1.7 million was due to higher base salaries associated with increased headcount and annual salary increases. Incentive compensation increased $1.4 million, $0.6 million of which related to higher earnings on portfolio manager deferred compensation plans.  Share-based compensation decreased $0.2 million due a credit in the amount of $1.6 million taken in the first quarter 2013 related to the cancellation of unvested shares granted to Legend employees. This decrease was partially offset by higher amortization expense associated with our April 2012 and December 2012 grants of nonvested stock compared to grants that became fully vested in 2012 and an increase in non-employee advisor (independent contractor) stock award amortization expense.

General and Administrative Costs

General and administrative expenses decreased $1.6 million to $16.2 million for the first quarter of 2013 compared to the first quarter of 2012, primarily due to lower legal and consulting costs.

Subadvisory Fees

Subadvisory fees represent fees paid to other asset managers for providing advisory services for certain mutual fund portfolios.  These expenses reduce our operating margin since we pay out approximately half of our management fee revenue received from subadvised products.  Gross management fee revenues for products subadvised by others were $8.9 million for the three months ended March 31, 2013 compared to $12.5 million for the first quarter of 2012 due to a 28% decrease in average net assets.  Subadvisory expenses followed the same pattern of decrease compared to 2012.

Other Income and Expenses

Investment and Other Income, Interest Expense and Taxes

Investment and other income was $4.4 million for the quarter ended March 31, 2013, compared to $3.9 million in the same period a year ago.  We recorded realized gains of $2.4 million on the sale of available for sale mutual fund holdings during the current quarter compared to $1.5 million in the first quarter of 2012. In our mutual fund trading portfolio, we recorded mark-to-market gains of $2.2 million during the quarter compared to gains of $2.0 million for the three months ended March 31, 2012.

Interest expense was $2.9 million and $2.8 million for the quarter ended March 31, 2013 and 2012, respectively.

Our effective income tax rate from continuing operations was 36.2% for the first quarter of 2013, as compared to 35.8% for the first quarter of 2012.  Due to the sale of subsidiaries in 2009 and 2013, the Company has deferred tax assets related to capital loss carryforwards, which are available to offset current and future capital gains.  A valuation allowance was recorded on a portion of these capital losses when realized due to the limited carryforward period permitted by law on losses of this character.  Realized capital gains on securities classified as available for sale and increases in the fair value of the Company’s trading securities portfolio in the first quarters of 2013 and 2012 allowed for a release of the valuation allowance and a reduction of income tax expense by $1.4 million and $1.3 million, respectively.  The reduction in the valuation allowance decreased our effective tax rate in both quarters.

The first quarter 2013 and 2012 effective income tax rates for continuing operations, removing the effects of the valuation allowance, would have been 37.9% and 37.6%, respectively.  The higher effective tax rate in 2013 compared to 2012 was largely attributable to changes in state legislation in a jurisdiction in which the Company operates.

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

Pay Dividends

We paid quarterly dividends on our common stock that resulted in financing cash outflows of $24.0 million and $21.4 million for the first quarter of 2013 and 2012, respectively.  The Board approved an increase in the quarterly dividend on our common stock from $0.25 per share to $0.28 per share beginning with our fourth quarter 2012 dividend, paid on February 1, 2013.

Repurchase Our Stock

We repurchased 81,701 shares and 366 shares of our common stock in the open market or privately during the three months ended March 31, 2013 and 2012, respectively, resulting in cash outflows of $3.4 million and $12 thousand, respectively.

Operating Cash Flows

Cash from operations, our primary source of funds, decreased $23.0 million for the three months ended March 31, 2013 compared to the previous year.  The first quarter of 2013 benefited from increased net income compared to 2012, offset by a decrease in net sales or maturities of trading securities.

During the first quarter of 2013, we contributed $10.0 million to the Pension Plan and contributed an additional $7.0 million to the Pension Plan in April 2013.  We do not expect to make additional contributions for the remainder of 2013.

Investing Cash Flows

Investing activities consist primarily of the purchase, sale and maturities of available for sale investment securities, as well as capital expenditures.  We expect our 2013 capital expenditures to be in the range of $15.0 to $20.0 million.  Related to the sale of Legend, we received cash proceeds of $22.0 million during the first quarter of 2013.

Financing Cash Flows

As noted previously, dividends and stock repurchases accounted for a majority of our financing cash outflows in the first three months of 2013 and 2012.

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

Critical Accounting Policies and Estimates

Management believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.  The Company’s critical accounting policies and estimates are disclosed in the “Critical Accounting Policies and Estimates” section of our 2012 Form 10-K.

Supplemental Information

	First	First
	Quarter	Quarter
	2013	2012	Change

Channel highlights
Number of Wholesalers	50	49	2.0%
Number of Advisors	1,717	1,778	-3.4%
Gross revenue per advisor (in thousands)	$47.3	40.3	17.4%

Redemption rates - long term assets
Wholesale	24.6%	30.7%
Advisors	9.4%	10.1%
Institutional	15.5%	18.2%
Total	18.0%	21.5%

Operating highlights
Organic growth / (decay) annualized	8.7%	6.3%
Total assets under management (in millions)	$103,795	93,792	10.7%

Diversification (Company Total)
As % of Sales
Asset Strategy	33.6%	27.7%
Fixed Income	30.7%	32.3%
Other	35.7%	40.0%
As % of Assets Under Management
Asset Strategy	33.7%	35.3%
Fixed Income	20.7%	16.9%
Other	45.6%	47.8%

Operating Margin	26.2%	25.0%

Number of shareholder accounts (in thousands)	4,142	4,082	1.5%
Number of shareholders	781,848	831,779	-6.0%

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

The Company has had no significant changes in its Quantitative and Qualitative Disclosures About Market Risk from that previously reported in the Company’s 2012 Form 10-K.

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

Item 1A.        Risk Factors

The Company has had no material changes to its Risk Factors from those previously reported in the Company’s 2012 Form 10-K.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information about the shares of common stock we repurchased during the first quarter of 2013.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program

January 1 - January 31	20,000	$38.82	20,000	n/a	(1)
February 1 - February 28	2,601	42.57	2,601	n/a	(1)
March 1 - March 31	59,100	42.88	59,100	n/a	(1)

Total	81,701	$41.88	81,701

(1)         On August 31, 1998, we announced that our Board of Directors approved a program to repurchase shares of our common stock on the open market.  Under the repurchase program, we are authorized to repurchase, in any seven-day period, the greater of (i) 3% of our outstanding common stock or (ii) $50 million of our common stock.  We may repurchase our common stock through the New York Stock Exchange, other national or regional market systems, electronic communication networks or alternative trading systems.  Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased.  Our Board of Directors reviewed and ratified the stock repurchase program in October 2012.  During the first quarter of 2013, all stock repurchases were made pursuant to the repurchase program and 2,601 shares, reflected in the table above, were purchased in connection with funding employee income tax withholding obligations arising from the vesting of nonvested shares.

Item 6.           Exhibits

10.1                        2013 Performance Goals established pursuant to the Waddell & Reed Financial, Inc. Executive Incentive Plan, as amended and restated. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-13913, filed February 19, 2013 and incorporated herein by reference.*

31.1                        Section 302 Certification of Chief Executive Officer

31.2                        Section 302 Certification of Chief Financial Officer

32.1                        Section 906 Certification of Chief Executive Officer

32.2                        Section 906 Certification of Chief Financial Officer

101                           Materials from the Waddell & Reed Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Unaudited Consolidated Financial Statements, tagged in detail.

*Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 25th day of April 2013.

WADDELL & REED FINANCIAL, INC.

By:	/s/ Henry J. Herrmann
Chief Executive Officer, Chairman of the Board and Director
(Principal Executive Officer)

By:	/s/ Daniel P. Connealy
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Brent K. Bloss
Senior Vice President - Finance and Treasurer
(Principal Accounting Officer)