Form 10-Q
period 2013-06-30
WADDELL & REED FINANCIAL INC
filed 2013-08-02
CIK 1052100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Class	Outstanding as of July 25, 2013
Class A common stock, $.01 par value	85,701,509

WADDELL & REED FINANCIAL, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

Quarter Ended June 30, 2013

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	June 30,
	2013	December 31,
	(unaudited)	2012

Assets:
Cash and cash equivalents	$351,633	328,027
Cash and cash equivalents - restricted	108,371	92,980
Investment securities	194,878	176,142
Receivables:
Funds and separate accounts	38,366	33,886
Customers and other	130,647	136,073
Deferred income taxes	6,060	7,978
Income taxes receivable	8,978	5,577
Prepaid expenses and other current assets	10,566	9,080
Assets of discontinued operations held for sale	—	15,150

Total current assets	849,499	804,893

Property and equipment, net	69,820	69,328
Deferred sales commissions, net	74,206	69,355
Goodwill and identifiable intangible assets	161,969	161,969
Deferred income taxes	22,023	17,797
Other non-current assets	14,104	11,491
Assets of discontinued operations held for sale	—	18,010
Total assets	$1,191,621	1,152,843

Liabilities:
Accounts payable	$23,543	23,795
Payable to investment companies for securities	159,997	152,749
Payable to third party brokers	44,982	46,169
Payable to customers	40,234	45,182
Accrued compensation	52,560	46,347
Other current liabilities	42,364	43,504
Liabilities of discontinued operations held for sale	—	7,587

Total current liabilities	363,680	365,333

Long-term debt	190,000	190,000
Accrued pension and postretirement costs	49,811	62,458
Other non-current liabilities	24,785	24,531
Liabilities of discontinued operations held for sale	—	281

Total liabilities	628,276	642,603

Commitments and contingencies

Stockholders’ equity:
Preferred stock-$1.00 par value: 5,000 shares authorized; none issued	—	—
Class A Common stock-$0.01 par value: 250,000 shares authorized; 99,701 shares issued; 85,780 shares outstanding (85,679 at December 31, 2012)	997	997
Additional paid-in capital	235,329	230,021
Retained earnings	756,132	698,423
Cost of 13,921 common shares in treasury (14,022 at December 31, 2012)	(383,129)	(372,404)
Accumulated other comprehensive loss	(45,984)	(46,797)
Total stockholders’ equity	563,345	510,240
Total liabilities and stockholders’ equity	$1,191,621	1,152,843

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited, in thousands, except for per share data)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2013	2012	2013	2012

Revenues:
Investment management fees	$156,219	134,213	304,664	269,113
Underwriting and distribution fees	141,597	123,687	277,016	244,840
Shareholder service fees	33,890	31,786	66,581	63,604

Total	331,706	289,686	648,261	577,557

Operating expenses:
Underwriting and distribution	164,844	148,067	326,415	292,553
Compensation and related costs (including share-based compensation of $13,330, $12,032, $25,006 and $23,918, respectively)	47,376	41,931	95,531	86,089
General and administrative	26,938	23,634	43,146	41,398
Subadvisory fees	4,291	5,208	8,775	11,479
Depreciation	3,222	3,329	6,449	6,688

Total	246,671	222,169	480,316	438,207

Operating income	85,035	67,517	167,945	139,350
Investment and other income	1,002	1,325	5,379	5,274
Interest expense	(2,858)	(2,825)	(5,712)	(5,651)

Income from continuing operations before provision for income taxes	83,179	66,017	167,612	138,973
Provision for income taxes	31,222	24,792	61,792	50,911

Income from continuing operations	51,957	41,225	105,820	88,062
Income from discontinued operations net of tax expense of $0, $408, $0 and $805, respectively	—	493	—	1,043

Net income	$51,957	41,718	105,820	89,105

Net income per share, basic and diluted:
Income from continuing operations	$0.61	0.48	1.23	1.03
Income from discontinued operations	—	—	—	0.01
Net income	$0.61	0.48	1.23	1.04

Weighted average shares outstanding:
Basic	85,869	86,093	85,731	85,848
Diluted	85,869	86,095	85,732	85,851

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2013	2012	2013	2012

Net income	$51,957	41,718	105,820	89,105

Other comprehensive income:

Unrealized appreciation (depreciation) of available for sale investment securities during the period, net of income tax expense (benefit) of $(18), $0, $(9) and $(1), respectively	(3,403)	(2,935)	(625)	2,342

Pension and postretirement benefits, net of income tax expense of $595, $526, $1,153 and $1,047, respectively	592	891	1,438	1,548

Comprehensive income	$49,146	39,674	106,633	92,995

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of  Stockholders’ Equity

For the Six Months Ended June 30, 2013

(Unaudited, in thousands)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity

Balance at December 31, 2012	99,701	$997	230,021	698,423	(372,404)	(46,797)	510,240

Net income	—	—	—	105,820	—	—	105,820
Recognition of equity compensation	—	—	25,006	—	—	—	25,006
Net issuance/forfeiture of nonvested shares	—	—	(25,948)	—	25,948	—	—
Dividends accrued, $0.56 per share	—	—	—	(48,111)	—	—	(48,111)
Exercise of stock options	—	—	(35)	—	170	—	135
Excess tax benefits from share-based payment arrangements	—	—	6,285	—	—	—	6,285
Repurchase of common stock	—	—	—	—	(36,843)	—	(36,843)
Unrealized depreciation on available for sale investment securities	—	—	—	—	—	(625)	(625)
Pension and postretirement benefits	—	—	—	—	—	1,438	1,438

Balance at June 30, 2013	99,701	$997	235,329	756,132	(383,129)	(45,984)	563,345

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the six months
	ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$105,820	89,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,962	7,754
Amortization of deferred sales commissions	27,453	27,018
Share-based compensation	25,006	24,565
Excess tax benefits from share-based payment arrangements	(6,285)	(2,831)
Gain on sale of available for sale investment securities	(5,662)	(1,697)
Net purchases and sales or maturities of trading securities	(27,391)	(12,277)
Unrealized gain on trading securities	(28)	(3,078)
Loss on sale and retirement of property and equipment	132	4,863
Capital gains and dividends reinvested	(45)	—
Deferred income taxes	(3,452)	(4,866)
Changes in assets and liabilities:
Cash and cash equivalents - restricted	(15,391)	(23,578)
Other receivables	5,426	2,688
Payable to investment companies for securities and payable to customers	2,300	13,836
Receivables from funds and separate accounts	(4,480)	(2,808)
Other assets	(4,099)	(1,661)
Deferred sales commissions	(32,304)	(28,795)
Accounts payable and payable to third party brokers	(1,439)	4,703
Other liabilities	(884)	7,241

Net cash provided by operating activities	$71,639	100,182

Cash flows from investing activities:
Purchases of available for sale investment securities	(104,279)	(15,796)
Proceeds from sales and maturities of available for sale investment securities	117,522	11,281
Additions to property and equipment	(7,073)	(6,319)
Disposition of companies	22,000	—

Net cash provided by (used in) investing activities	$28,170	(10,834)

Cash flows from financing activities:
Dividends paid	(48,083)	(42,999)
Repurchase of common stock	(36,843)	(29,323)
Exercise of stock options	135	—
Excess tax benefits from share-based payment arrangements	6,285	2,831

Net cash used in financing activities	$(78,506)	(69,491)
Net increase in cash and cash equivalents	21,303	19,857
Cash and cash equivalents at beginning of period, including discontinued operations	330,330	327,083
Cash and cash equivalents at end of period	351,633	346,940
Less cash and cash equivalents of discontinued operations at end of period	—	2,444
Cash and cash equivalents of continuing operations at end of period	$351,633	344,496

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

Effective January 1, 2013, the Company adopted an amended accounting standard to improve the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to present separately, for each component of comprehensive income, the current period reclassifications out of accumulated other comprehensive income by the respective line items of net income affected by the reclassification. The adoption was effective prospectively and did not have any effect on the Company’s results of operations, financial position or liquidity.

In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only a normal and recurring nature) necessary to present fairly our financial position at June 30, 2013, the results of operations for the three and six months ended June 30, 2013 and 2012, and cash flows for the six months ended June 30, 2013 and 2012 in conformity with accounting principles generally accepted in the United States.

During the third quarter of 2012, the Company committed to a plan to sell its Legend group of subsidiaries (“Legend”) and on October 29, 2012, the Company signed a definitive agreement to execute the transaction.  The sale closed effective January 1, 2013.  The operational results of Legend have been reclassified as discontinued operations in our unaudited consolidated financial statements for the three and six months ended June 30, 2012 and as of December 31, 2012.  Unless otherwise stated, footnote references refer to continuing operations.

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

3.              Accounting Pronouncements Not Yet Adopted

In July 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-06, “Other Topics (Topic 720): Fees Paid to the Federal Government by Health Insurers” (“ASU 2011-06”). This ASU was issued to address questions about how health insurers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (collectively, the “Acts”).  The Acts impose an annual fee on health insurers for each calendar year beginning on or after January 1, 2014.  A health insurer’s portion of the annual fee is payable no later than September 30 of the applicable calendar year and is not tax deductible.  The ASU specifies that the liability for the fee should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable.  A corresponding deferred cost is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year in which it is payable. ASU 2011-06 is effective for calendar years beginning after December 31, 2013.  The Company believes that the adoption of ASU 2011-06 in 2014 will result in an immaterial impact to its consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”).  Under this standard, an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, rather than as a liability, when the uncertain tax position would reduce the net operating loss or other carryforward under the tax law.  ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The Company is evaluating the impact the adoption of ASU 2013-11 will have on its consolidated financial statements.

4.              Investment Securities

Investment securities at June 30, 2013 and December 31, 2012 are as follows:

	Amortized	Unrealized	Unrealized
June 30, 2013	cost	gains	losses	Fair value
	(in thousands)
Available for sale securities:
Mortgage-backed securities	$9	1	—	10
Corporate bonds	23,211	160	—	23,371
Affiliated mutual funds	77,625	2,940	(829)	79,736
	$100,845	3,101	(829)	103,117

Trading securities:
Mortgage-backed securities				41
Municipal bonds				500
Corporate bonds				11,974
Common stock				49
Affiliated mutual funds				79,197
				91,761

Total investment securities				$194,878

	Amortized	Unrealized	Unrealized
December 31, 2012	cost	gains	losses	Fair value
	(in thousands)
Available for sale securities:
Mortgage-backed securities	$9	1	—	10
Corporate bonds	30,408	248	(3)	30,653
Affiliated mutual funds	73,443	3,749	(1,090)	76,102
	$103,860	3,998	(1,093)	106,765

Trading securities:
Mortgage-backed securities				44
Municipal bonds				501
Corporate bonds				12,112
Common stock				37
Affiliated mutual funds				56,683
				69,377

Total investment securities				$176,142

Purchases of trading securities during the six months ended June 30, 2013 were $143.1 million; $30 million represented seed money for the Ivy Global Real Estate and Ivy Global Risk-Managed Real Estate Funds, new funds launched in the second quarter.  Sales of trading securities were $115.7 million for the same period.

A summary of available for sale debt securities and affiliated mutual funds with fair values below carrying values at June 30, 2013 and December 31, 2012 is as follows:

	Less than 12 months		12 months or longer		Total
June 30, 2013	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(in thousands)
Affiliated mutual funds	$53,824	(812)	211	(17)	54,035	(829)
Total temporarily impaired securities	$53,824	(812)	211	(17)	54,035	(829)

	Less than 12 months		12 months or longer		Total
December 31, 2012	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(in thousands)
Corporate bonds	$997	(3)	—	—	997	(3)
Affiliated mutual funds	23,478	(469)	5,604	(621)	29,082	(1,090)
Total temporarily impaired securities	$24,475	(472)	5,604	(621)	30,079	(1,093)

Based upon our assessment of these affiliated mutual funds, the time frame investments have been in a loss position, and our intent to hold affiliated mutual funds until they have recovered, we determined that a write-down was not necessary at June 30, 2013.

Mortgage-backed securities and corporate bonds accounted for as available for sale as of June 30, 2013 mature as follows:

	Amortized cost	Fair value
	(in thousands)
Within one year	$20,193	20,316
After one year but within five years	3,018	3,055
After five years but within 10 years	9	10
	$23,220	23,381

Mortgage-backed securities, municipal bonds and corporate bonds accounted for as trading and held as of June 30, 2013 mature as follows:

Fair value
(in thousands)
Within one year	$8,952
After one year but within five years	3,022
After five years but within 10 years	541
$12,515

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

The following tables summarize our investment securities as of June 30, 2013 and December 31, 2012 that are recognized in our consolidated balance sheets using fair value measurements based on the differing levels of inputs.

June 30, 2013	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage-backed securities	$—	51	—	51
Municipal bonds	—	500	—	500
Corporate bonds	—	35,345	—	35,345
Common stock	49	—	—	49
Affiliated mutual funds	158,933	—	—	158,933
Total	$158,982	35,896	—	194,878

December 31, 2012	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage-backed securities	$—	54	—	54
Municipal bonds	—	501	—	501
Corporate bonds	—	42,765	—	42,765
Common stock	37	—	—	37
Affiliated mutual funds	132,785	—	—	132,785
Total	$132,822	43,320	—	176,142

5.              Discontinued Operations

During the third quarter of 2012, the Company committed to a plan to sell Legend.  On October 29, 2012, the Company signed a definitive agreement with First Allied Holdings Inc. to sell all of the common interests of Legend Group Holdings, LLC.  The sale closed effective January 1, 2013.  Based on the value of the consideration the Company expected to receive upon closing of the sale, which was less than the carrying value of net assets to be sold, the Company recorded a non-cash impairment charge of $42.4 million during the third quarter of 2012.  The agreement also included an earnout provision based on asset retention for a period of two years following the closing date.

For income tax purposes, the sale resulted in a $48.3 million capital loss that may only be utilized to offset future capital gains.  Due to the character of the loss and the limited carry forward period permitted by law, the Company may not realize the full tax benefit of the capital loss.

The operational results of Legend have been presented as discontinued operations in the unaudited consolidated financial statements for the three and six months ended June 30, 2012.  Legend’s revenues and income before provision for income taxes follow:

	Three months	Six months
	ended June 30, 2012	ended June 30, 2012
	(in thousands)

Revenues	$18,522	37,269

Income before provision for income taxes	$901	1,848

The assets and liabilities of Legend, classified as discontinued operations held for sale in the consolidated balance sheet at December 31, 2012 are as follows (amounts in thousands):

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

6.              Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of purchase price over the tangible assets and identifiable intangible assets of an acquired business.  Our goodwill is not deductible for tax purposes.  As of June 30, 2013, the Company’s annual impairment test indicated that goodwill and identifiable intangible assets were not impaired. Goodwill and identifiable intangible assets (all considered indefinite lived) are as follows:

	June 30,	December 31,
	2013	2012
	(in thousands)

Goodwill	$138,947	138,947
Accumulated amortization	(31,977)	(31,977)
Total goodwill	106,970	106,970

Mutual fund management advisory contracts	38,699	38,699
Mutual fund management subadvisory contracts	16,300	16,300
Total identifiable intangible assets	54,999	54,999

Total	$161,969	161,969

7.              Indebtedness

Debt is reported at its carrying amount in the consolidated balance sheets.  The fair value of the Company’s outstanding indebtedness is approximately $202.2 million at June 30, 2013 compared to the carrying value of $190.0 million.  Fair value is calculated based on Level 2 inputs.

The Company entered into a five year revolving credit facility (the “New Credit Facility”) with various lenders, effective June 28, 2013, which initially provides for borrowings of up to $125.0 million. The New Credit Facility replaced the prior credit facility, which was set to terminate in August 2013.  Lenders could, at their option upon the Company’s request, expand the New Credit Facility to $200.0 million.  Additionally, the New Credit Facility contains a swingline loan feature for up to $20 million. At June 30, 2013, there were no borrowings outstanding under the facility.  Borrowings under the New Credit Facility bear interest at various rates including adjusted LIBOR or an alternative base rate plus, in each case, an incremental margin based on the Company’s credit rating. The New Credit Facility also charges a facility fee on the aggregate amount of commitments under the revolving facility (whether or not utilized). The facility fee is also based on the Company’s credit rating level.  The New Credit Facility’s covenants match those of our $190.0 million senior unsecured notes.  The most restrictive provisions of the agreement require the Company to maintain a consolidated leverage ratio not to exceed 3.0 to 1.0 for four consecutive quarters and a consolidated interest coverage ratio of not less than 4.0 to 1.0 for four consecutive quarters.  The Company was in compliance with these covenants and similar covenants in prior facilities for all periods presented.

8.              Income Tax Uncertainties

As of January 1, 2013 and June 30, 2013, the Company had unrecognized tax benefits, including penalties and interest, of $10.8 million ($7.5 million net of federal benefit) and $11.6 million ($8.1 million net of federal benefit), respectively, that if recognized, would impact the Company’s effective tax rate.  The unrecognized tax benefits that are not expected to be settled within the next 12 months are included in other liabilities in the accompanying consolidated balance sheet; unrecognized tax benefits that are expected to be settled within the next 12 months are included in income taxes payable.

The Company’s accounting policy with respect to interest and penalties related to income tax uncertainties is to classify these amounts as income taxes.  As of January 1, 2013, the total amount of accrued interest and penalties related to uncertain tax positions recognized in the consolidated balance sheet was $2.5 million ($2.0 million net of federal benefit).  The total amount of penalties and interest, net of federal benefit, related to income tax uncertainties recognized in the statement of income for the six month period ended June 30, 2013 was $0.4 million.  The total amount of accrued penalties and interest related to uncertain tax positions at June 30, 2013 of $2.8 million ($2.3 million net of federal benefit) is included in the total unrecognized tax benefits described above.

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

The Company is currently being audited in various state jurisdictions.  It is reasonably possible that the Company will settle the audits in these jurisdictions within the next 12-month period.  It is estimated that the Company’s liability for unrecognized tax benefits, including penalties and interest, could decrease by approximately $0.1 million to $2.6 million ($0.1 million to $1.7 million net of federal benefit) upon settlement of these audits.  Such settlements are not anticipated to have a significant impact on the results of operations.

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

The components of net periodic pension and other postretirement costs related to these plans are as follows:

	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	Three months ended June 30,		Three months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012	2013	2012	2013	2012
	(in thousands)				(in thousands)
Components of net periodic benefit cost:
Service cost	$2,556	2,478	197	173	5,506	4,687	394	346
Interest cost	1,903	1,973	90	100	3,855	3,785	180	200
Expected return on plan assets	(2,889)	(2,273)	—	—	(5,593)	(4,400)	—	—
Actuarial loss amortization	1,034	1,260	—	3	2,284	2,281	—	6
Prior service cost amortization	139	139	14	14	278	278	28	28
Transition obligation amortization	1	2	—	—	2	3	—	—

Total (1)	$2,744	3,579	301	290	6,332	6,634	602	580

(1)         Net periodic pension benefit and postretirement medical costs related to discontinued operations and included in the table above were $176 thousand for the three months ended June 30, 2012 and $375 thousand for the six months ended June 30, 2012.

During the first six months of 2013, we contributed $17.0 million to the Pension Plan.  We do not expect to make additional contributions for the remainder of 2013.

10.   Stockholders’ Equity

Earnings per Share

The components of basic and diluted earnings per share from continuing operations were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)

Net income from continuing operations	$51,957	41,225	105,820	88,062

Weighted average shares outstanding - basic	85,869	86,093	85,731	85,848
Dilutive potential shares from stock options	—	2	1	3
Weighted average shares outstanding - diluted	85,869	86,095	85,732	85,851

Earnings per share from continuing operations, basic and diluted	$0.61	0.48	1.23	1.03

Dividends

On April 17, 2013, the Board of Directors (the “Board”) approved a dividend on our common stock in the amount of $0.28 per share to stockholders of record as of July 11, 2013 to be paid on August 1, 2013.  The total dividend to be paid is approximately $24.0 million and is included in other current liabilities in the consolidated balance sheet at June 30, 2013.

Common Stock Repurchases

The Board has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in our stock-based compensation programs.

There were 789,177 shares and 944,988 shares repurchased in the open market or privately during the three months ended June 30, 2013 and 2012, respectively, which included 464,177 shares and 412,988 shares repurchased from employees tendering shares to cover their minimum income tax withholdings with respect to vesting of stock awards during the three months ended June 30, 2013 and 2012, respectively.  There were 870,878 shares and 945,354 shares repurchased in the open market or privately during the six months ended June 30, 2013 and 2012, respectively, which included 466,778 shares and 413,354 shares repurchased from employees tendering shares to cover their minimum income tax withholdings with respect to vesting of stock awards during each of these two periods.

Accumulated Other Comprehensive Loss

The following table summarizes other comprehensive income (loss) activity for the quarter ended June 30, 2013.

	Unrealized gains on investment securities	Decrease of valuation allowance for unrealized gains on investment securities	Pension and postretirement benefits	Total accumulated other comprehensive income (loss)
	(in thousands)
Balance at March 31, 2013	$3,567	1,066	(47,806)	(43,173)

Other comprehensive income before reclassification	(89)	(69)	—	(158)
Amount reclassified from accumulated other comprehensive income	(2,047)	(1,198)	592	(2,653)
Net current period other comprehensive income (loss)	(2,136)	(1,267)	592	(2,811)

Balance at June 30, 2013	$1,431	$(201)	(47,214)	(45,984)

Reclassifications from accumulated other comprehensive income and included in net income are summarized in the table that follows for the three months ended June 30, 2013.

	Pre-tax	Tax (expense) benefit	Net of tax	Statement of income line item
		(in thousands)
Reclassifications included in net income:
Realized gain on sale of available for sale investment securities	$3,236	(1,189)	2,047	Investment and other income
Valuation allowance	—	1,198	1,198	Provision for income taxes
Amorization of pension and postretirement benefits	(1,187)	595	(592)	Underwriting and distribution expense and Compensation and related costs
Total	$2,049	604	2,653

The following table summarizes other comprehensive income (loss) activity for the six months ended June 30, 2013.

	Unrealized gains on investment securities	Decrease of valuation allowance for unrealized gains on investment securities	Pension and postretirement benefits	Total accumulated other comprehensive income (loss)
	(in thousands)
Balance at December 31, 2012	$1,823	32	(48,652)	(46,797)

Other comprehensive income before reclassification	3,190	1,865	—	5,055
Amount reclassified from accumulated other comprehensive income	(3,582)	(2,098)	1,438	(4,242)
Net current period other comprehensive income (loss)	(392)	(233)	1,438	813

Balance at June 30, 2013	$1,431	$(201)	(47,214)	(45,984)

Reclassifications from accumulated other comprehensive income and included in net income are summarized in the table that follows for the six months ended June 30, 2013.

	Pre-tax	Tax (expense) benefit	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Realized gain on sale of available for sale investment securities	$5,662	(2,080)	3,582	Investment and other income
Valuation allowance	—	2,098	2,098	Provision for income taxes
Amorization of pension and postretirement benefits	(2,591)	1,153	(1,438)	Underwriting and distribution expense and Compensation and related costs
Total	$3,071	1,171	4,242

11.  Share-Based Compensation

On December 31, 2012, there were 6,371 options outstanding with a weighted average exercise price of $21.09, all of which were exercised during the first six months ended June 30, 2013.

On April 2, 2013, we granted 1,078,674 shares of nonvested stock with a fair value of $43.19 per share under the Company’s 1998 Stock Incentive Plan, as amended and restated (the “SI Plan”).  The value of those shares at the grant date, aggregating $46.6 million, will be amortized to expense over a four year vesting period.

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

Company Highlights

•                  In May, Ivy Funds successfully completed its initial public offering of the Ivy High Income Opportunities Fund, our first closed-end fund.

•                  We internalized management of the Ivy Global Natural Resources Fund and Ivy VIP Global Natural Resources Fund effective July 2, 2013. These funds were previously subadvised by Mackenzie Financial Corporation.

•                  In April, we launched the Ivy Global Real Estate Fund and Ivy Global Risk-Managed Real Estate Fund, both subadvised by LaSalle Investment Management Securities.

•                  Income from continuing operations increased 26% compared to the second quarter of 2012, and our operating margin was 25.6%, an improvement from 23.3% for the same period a year ago.

•                  Our assets under management increased 0.5% during the quarter, from $103.8 billion to $104.3 billion, driven by net inflows.

•                  The Company renewed its credit facility by entering into a five year revolving credit facility (the “New Credit Facility”) with various lenders, effective June 28, 2013, with favorable pricing compared to its expiring three year credit facility.

•                  The Company sold its Legend group of subsidiaries (“Legend”) effective January 1, 2013.  The operational results of Legend have been reclassified as discontinued operations in the unaudited consolidated financial statements for the three and six months ended June 30, 2012.  Unless stated otherwise, any reference to income statement items refers to results from continuing operations.

•                  Our balance sheet remains solid, and we ended the quarter with cash and investments of $546.5 million.

Assets Under Management

During the second quarter, assets under management increased to $104.3 billion compared to $103.8 billion on March 31, 2013 due to net inflows of $935 million, offset by market depreciation of $386 million.

Of the $1.1 billion net inflows in the Wholesale channel during the quarter, $303 million were a result of the launch of the Ivy High Income Opportunities closed-end mutual fund.

Change in Assets Under Management(1)

	Second Quarter 2013
	Wholesale	Advisors	Institutional	Total
	(in millions)

Beginning Assets	$53,254	37,915	12,626	103,795

Sales and Other Net Inflows(2)	5,030	1,404	379	6,813
Redemptions	(3,983)	(1,083)	(811)	(5,877)
Net Exchanges	61	(62)	—	(1)
Net Flows	1,108	259	(432)	935

Market Appreciation (Depreciation)	(502)	(2)	118	(386)
Ending Assets	$53,860	38,172	12,312	104,344

	Second Quarter 2012
	Wholesale	Advisors	Institutional	Total
	(in millions)

Beginning Assets	$46,738	35,073	11,981	93,792

Sales and Other Net Inflows(2)	4,113	1,193	625	5,931
Redemptions	(3,535)	(961)	(1,058)	(5,554)
Net Exchanges	48	(49)	—	(1)
Net Flows	626	183	(433)	376

Market Depreciation	(2,985)	(1,410)	(654)	(5,049)
Ending Assets	$44,379	33,846	10,894	89,119

Assets under management increased to $104.3 billion at June 30, 2013 compared to $96.4 billion on December 31, 2012 due to market appreciation of $4.9 billion and net inflows of $3.0 billion.

	Year to Date 2013
	Wholesale	Advisors	Institutional	Total
	(in millions)

Beginning Assets	$48,930	35,660	11,775	96,365

Sales and Other Net Inflows(2)	10,072	2,707	809	13,588
Redemptions	(7,140)	(2,130)	(1,280)	(10,550)
Net Exchanges	127	(128)	—	(1)
Net Flows	3,059	449	(471)	3,037

Market Appreciation	1,871	2,063	1,008	4,942
Ending Assets	$53,860	38,172	12,312	104,344

	Year to Date 2012
	Wholesale	Advisors	Institutional	Total
	(in millions)

Beginning Assets	$40,954	31,709	10,494	83,157

Sales and Other Net Inflows(2)	8,633	2,290	1,307	12,230
Redemptions	(6,981)	(2,003)	(1,565)	(10,549)
Net Exchanges	(56)	54	—	(2)
Net Flows	1,596	341	(258)	1,679

Market Appreciation	1,829	1,796	658	4,283
Ending Assets	$44,379	33,846	10,894	89,119

(1)         Includes all activity of the Funds and institutional and separate accounts, including money market funds and transactions at net asset value, accounts for which we receive no commissions.

(2)        Sales and Other Net Inflows is primarily gross sales (net of sales commission). This amount also includes net reinvested dividends and capital gains and investment income.

During the second quarter of 2013, we completed the initial public offering of our first  closed-end mutual fund, the Ivy High Income Opportunities Fund.  This fund, which trades under the symbol “IVH” on the New York Stock Exchange, raised $317.0 million in its common share offering, and an additional $14.0 million related to the exercise of the underwriters’ option to purchase additional shares, which was completed during the third quarter.  The fund has a leverage provision; as of June 30, 2013, the fund had utilized $60.0 million of the allowable leverage.  The fund’s investment objective is to seek to provide total return through a combination of a high level of current income and capital appreciation. The fund will seek to achieve its objective by investing primarily in high yield corporate bonds of varying maturities, secured loans and other corporate fixed income instruments.

Average assets under management, which are generally more indicative of trends in revenue for providing investment management services than the quarter over quarter change in ending assets under management, are presented below.

Average Assets Under Management

	Second Quarter 2013
	Wholesale	Advisors	Institutional	Total
	(in millions)

Asset Class:
Equity	$42,685	27,404	10,065	$80,154
Fixed Income	11,236	9,700	644	21,580
Money Market	174	1,404	—	1,578
Total	$54,095	38,508	10,709	$103,312

	Second Quarter 2012
	Wholesale	Advisors	Institutional	Total
	(in millions)

Asset Class:
Equity	$37,597	23,897	10,651	$72,145
Fixed Income	6,991	8,788	766	16,545
Money Market	185	1,308	—	1,493
Total	$44,773	33,993	11,417	$90,183

	Year to Date 2013
	Wholesale	Advisors	Institutional	Total
	(in millions)

Asset Class:
Equity	$41,875	26,834	10,767	$79,476
Fixed Income	10,859	9,648	720	21,227
Money Market	171	1,387	—	1,558
Total	$52,905	37,869	11,487	$102,261

	Year to Date 2012
	Wholesale	Advisors	Institutional	Total
	(in millions)

Asset Class:
Equity	$38,249	24,091	10,525	$72,865
Fixed Income	6,380	8,599	776	15,755
Money Market	205	1,312	—	1,517
Total	$44,834	34,002	11,301	$90,137

Results of Operations — Three and Six Months Ended June 30, 2013 as Compared with Three and Six Months Ended June 30, 2012

Income from continuing operations

	Three months ended
	June 30,
	2013	2012	Variance

Net income from continuing operations	$51,957	41,225	26%

Net income per share from continuing operations, basic and diluted	$0.61	0.48	27%

Operating Margin	25.6%	23.3%	10%

	Six months ended
	June 30,
	2013	2012	Variance

Net income from continuing operations	$105,820	88,062	20%

Net income per share from continuing operations, basic and diluted	$1.23	1.03	19%

Operating Margin	25.9%	24.1%	7%

We reported net income from continuing operations of $52.0 million, or $0.61 per diluted share, for the second quarter of 2013 compared to $41.2 million, or $0.48 per diluted share, for the second quarter of 2012.

For the six months ended June 30, 2013, net income from continuing operations was $105.8 million or $1.23 per diluted share, compared to $88.1 million, or $1.03 per diluted share, for the six months ended June 30, 2012.

Related to the launch of the Ivy High Income Opportunities Fund in the second quarter, we incurred one-time pre-tax expenses of $8.6 million, recorded in underwriting and distribution and general and administrative expenses. These items will be discussed in the related sections that follow.

Total Revenues

Total revenues increased 15% to $331.7 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 due to an increase in both average assets under management and gross sales of 15%.  For the six months ended June 30, 2013, total revenues increased $70.7 million, or 12% compared to the same period in the prior year due to an increase in average assets under management of 13%, and in increase in gross sales of 11%.

	Three months ended
	June 30,
	2013	2012	Variance
	(in thousands, except percentage data)

Investment management fees	$156,219	134,213	16%
Underwriting and distribution fees	141,597	123,687	14%
Shareholder service fees	33,890	31,786	7%
Total revenues	$331,706	289,686	15%

	Six months ended
	June 30,
	2013	2012	Variance
	(in thousands, except percentage data)

Investment management fees	$304,664	269,113	13%
Underwriting and distribution fees	277,016	244,840	13%
Shareholder service fees	66,581	63,604	5%
Total revenues	$648,261	577,557	12%

Investment Management Fee Revenues

Investment management fee revenues are earned for providing investment advisory services to the Funds and to institutional and separate accounts.  Investment management fee revenues increased $22.0 million, or 16%, from last year’s second quarter.  For the six month period ended June 30, 2013, investment management fee revenues increased $35.6 million, or 13%, compared to the same period in 2012.

Revenues from investment management services provided to our retail mutual funds, which are distributed through the Wholesale, Advisors and Institutional channels, were $144.4 million for the quarter ended June 30, 2013.  Revenues increased $20.8 million, or 17%, compared to the second quarter of 2012, while the related retail average assets increased 18% to $92.6 billion.  Investment management fee revenues increased less than the related retail average assets due to a shift in assets to products with lower management fee rates.  For the six months ended June 30, 2013, revenues from investment management services provided to our retail mutual funds were $281.3 million.  Revenues increased $33.5 million, or 14%, compared to the first six months of 2012, while the related retail average assets increased 15% to $90.8 billion.  Investment management fee revenues increased less than the related retail average assets due in part to a shift in assets toward products with lower than average management fee rates, as well as one less day in the first six months of 2013 compared to 2012.

Institutional account revenues were $11.8 million for the second quarter of 2013, representing an increase of $1.2 million, or 11%, from the second quarter of 2012, while average assets increased 12%.  For the six month period ended June 30, 2013, institutional account revenues were $23.4 million, an increase of 10% compared to the same period in 2012, and average assets increased 11%.  For both periods, account revenues increased less than the related average assets due to a decline in the average management fee rate.

Long-term redemption rates (which exclude money market fund redemptions) in the Wholesale channel were 29.4% in the second quarter of 2013 and 27.1% year-to-date, compared to 31.5% in the second quarter of 2012 and 31.1% for the first six months of 2012.  In the Advisors channel, long-term redemption rates were 9.1% for the quarters ended June 30, 2013, and June 30, 2012.  For the six months ended June 30, 2013, the Advisor channel’s long-term redemption rate decreased to 9.3% compared to 9.6% for the same period in 2012.  We expect the Advisors channel long-term redemption rate to remain lower than that of the industry average due to the personal and customized nature in which our financial advisors provide service to our clients.  Long-term redemption rates for our Institutional channel were 25.5% and 37.3% for the second quarter of 2013 and 2012, respectively, and 20.6% for the six month period ended June 30, 2013 compared to 27.9% for the same period in 2012.

Our overall redemption rate of 19.9% for the first six months of 2013 compares positively to the current year to date industry average of approximately 24%, based on data from the Investment Company Institute.

Underwriting and Distribution Fee Revenues and Expenses

The following tables summarize our underwriting and distribution fee revenues and expenses segregated by distribution method within the respective Wholesale or Advisors channel:

	Second Quarter 2013
	Wholesale	Advisors	Total
	(in thousands)

Revenue	$49,846	91,751	141,597
Expenses - Direct	(64,694)	(62,794)	(127,488)
Expenses - Indirect	(11,229)	(26,127)	(37,356)
Net Distribution (Costs)/Excess	$(26,077)	2,830	(23,247)

	Second Quarter 2012
	Wholesale	Advisors	Total
	(in thousands)

Revenue	$43,908	79,779	123,687
Expenses - Direct	(55,287)	(55,813)	(111,100)
Expenses - Indirect	(10,212)	(26,755)	(36,967)
Net Distribution (Costs)	$(21,591)	(2,789)	(24,380)

	Year to Date 2013
	Wholesale	Advisors	Total
	(in thousands)

Revenue	$98,021	178,995	277,016
Expenses - Direct	(128,242)	(122,451)	(250,693)
Expenses - Indirect	(22,229)	(53,493)	(75,722)
Net Distribution (Costs)/Excess	$(52,450)	3,051	(49,399)

	Year to Date 2012
	Wholesale	Advisors	Total
	(in thousands)

Revenue	$88,381	156,459	244,840
Expenses - Direct	(110,391)	(109,489)	(219,880)
Expenses - Indirect	(19,551)	(53,122)	(72,673)
Net Distribution (Costs)	$(41,561)	(6,152)	(47,713)

Underwriting and distribution revenues earned in the second quarter of 2013 increased $17.9 million, or 14%, compared with the second quarter of 2012 due to increased revenues in our Advisors channel of $12.0 million, and increased revenues in our Wholesale channel of $5.9 million.  Revenues from fee-based asset allocation products increased $8.8 million compared to the prior year, as assets grew from $8.8 billion at June 30, 2012 to $11.8 billion at June 30, 2013.  Rule 12b-1 asset-based service and distribution fee revenues increased $8.7 million, or 14%, primarily due to an increase in average mutual fund assets under management.  Insurance premiums collected from our advisors increased revenues $0.7 million. Prior to the first quarter of 2013, these premiums were netted in operating expenses. Partially offsetting these increases, variable annuity revenues decreased $1.6 million.

For the six months ended June 30, 2013, underwriting and distribution revenues increased $32.2 million, or 13%, compared with the six months ended June 30, 2012.  The increase was comprised of an increase in the Advisors channel of $22.5 million and a $9.7 million increase in Wholesale channel revenues period over period.  Revenues from fee-based asset allocation products increased $17.5 million compared to the prior year.  Rule 12b-1 asset-based service and distribution fee revenues increased $14.3 million, or 11%, due to an increase in average mutual fund assets under management.  Insurance premiums collected from our advisors increased revenues $1.4 million. Prior to the first quarter of 2013, these premiums were netted in operating expenses.  Partially offsetting these increases, variable annuity revenues decreased $3.2 million compared to the prior year.

Underwriting and distribution expenses increased by $16.8 million, or 11%, compared to the second quarter of 2012.  The second quarter of 2013 included $1.8 million of underwriting and distribution expenses in the Wholesale channel associated with the launch of the Ivy High Income Opportunities closed-end fund. Excluding these costs, underwriting and distribution expenses increased $15.0 million, or 10%, compared to the second quarter of 2012.  Direct expenses in the Wholesale channel increased by $9.4 million, as a result of an increase in average wholesale assets under management and higher sales volume year over year.  We incurred higher dealer compensation paid to third party distributors, increased Rule 12b-1 asset-based service and distribution expenses and higher wholesaler commissions.  Direct expenses in the Advisors channel increased $7.0 million, or 13%, compared to the second quarter of 2012 due to increased advisory fees related to the increase in fee-based asset allocation products of $6.3 million and increased Rule 12b-1 asset-based service and distribution expenses of $1.2 million, partially offset by decreased commissions on variable annuity product sales of $1.0 million.  Indirect expenses increased $0.4 million compared to the quarter ended June 30, 2012 due primarily to increased computer services and software and marketing expenses.

For the six months ended June 30, 2013, underwriting and distribution expenses increased by $33.9 million, or 12%, compared to the first six months of 2012.  Excluding the costs associated with the launch of the closed-end fund, underwriting and distribution expenses increased $32.1 million or 11% compared to the first six months of 2012.  Direct expenses in the Wholesale channel increased by $17.9 million due to increased dealer compensation paid to third party distributors, increased Rule 12b-1 asset-based service and distribution expenses and higher wholesaler commissions as a result of an increase in average wholesale assets under management and higher sales volume year over year.  Direct expenses in the Advisors channel increased $13.0 million, or 12%, compared to 2012 due to increased advisory fees related to the increase in fee-based asset allocation products of $12.9 million and increased Rule 12b-1 asset-based service and distribution expenses of $1.7 million, partially offset by decreased commissions on variable annuity product sales of $1.9 million.  For the six months ended June 30, 2013, indirect expenses increased $3.0 million compared to the same period in 2012 due primarily to increased employee compensation, computer services and software and marketing expenses.

Shareholder Service Fee Revenue

Shareholder service fee revenue primarily includes transfer agency fees, custodian fees from retirement plan accounts, and portfolio accounting and administration fees.  Transfer agency fees and portfolio accounting and administration fees are asset-based revenues or account-based revenues, while custodian fees from retirement plan accounts are based on the number of client accounts.  During the second quarter of 2013, shareholder service fee revenue increased $2.1 million, or 7%, over the second quarter of 2012, due to higher asset-based fees quarter over quarter in certain share classes.  For the six month period ended June 30, 2013, shareholder service fee revenue increased $3.0 million, or 5%, compared to the same period in 2012.  Of the total increase, $3.6 million was due to higher asset-based fees in certain share classes. This increase was partially offset by a decrease of $0.6 million in technology reimbursements from the Funds due to favorable pricing received on the renewal of a vendor contract effective the beginning of 2013. For the six month period ended June 30, 2013, the number of accounts increased 1% compared to the same period in 2012.

Total Operating Expenses

Operating expenses increased $24.5 million, or 11%, in the second quarter of 2013 compared to the second quarter of 2012, primarily due to increased underwriting and distribution expenses, compensation and related costs and general and administrative expenses.  For the six months ended June 30, 2013, operating expenses increased $42.1 million, or 10%, compared to the first six months of 2012, primarily due to increased underwriting and distribution expenses and compensation and related costs.  Underwriting and distribution expenses are discussed above.

	Three Months Ended
	June 30,
	2013	2012	Variance
	(in thousands, except percentage data)
Underwriting and distribution	$164,844	148,067	11%
Compensation and related costs	47,376	41,931	13%
General and administrative	26,938	23,634	14%
Subadvisory fees	4,291	5,208	-18%
Depreciation	3,222	3,329	-3%
Total operating expenses	$246,671	222,169	11%

	Six Months Ended
	June 30,
	2013	2012	Variance
	(in thousands, except percentage data)
Underwriting and distribution	$326,415	292,553	12%
Compensation and related costs	95,531	86,089	11%
General and administrative	43,146	41,398	4%
Subadvisory fees	8,775	11,479	-24%
Depreciation	6,449	6,688	-4%
Total operating expenses	$480,316	438,207	10%

Compensation and Related Costs

On April 2, 2013, we granted 1,078,674 shares of nonvested stock with a fair value of $43.19 per share under the SI Plan.  The value of those shares at the grant date, aggregating $46.6 million, will be amortized to expense over a four year vesting period.

Compensation and related costs increased $5.4 million, or 13%, compared to the second quarter of 2012.  Of the total increase period over period, incentive compensation increased $2.4 million and base salaries increased $1.6 million due to increased headcount and annual salary increases.  Share-based compensation increased $1.3 million due to higher amortization expense associated with our April 2013 and December 2012 grants of nonvested stock compared to grants that became fully vested in 2012 and an increase in non-employee advisor (independent contractor) stock award amortization expense.

For the six months ended June 30, 2013, compensation and related costs increased $9.4 million, or 11%, compared to the first six months of 2012. Incentive compensation increased $3.8 million and base salaries and payroll taxes increased $3.8 million associated with increased headcount and annual salary increases.  Share-based compensation increased $1.1 million, which included the impact of a credit taken related to the cancellation of unvested shares granted to Legend employees and Legend advisors. The share-based compensation increase is due to higher amortization expense associated with our April 2013 and December 2012 grants of nonvested stock compared to grants that became fully vested in 2012.  Group insurance costs increased $0.6 million based on unfavorable claims experience.

General and Administrative Costs

General and administrative expenses increased $3.3 million to $26.9 million for the second quarter of 2013 compared to the second quarter of 2012.  Included in the second quarter of 2013 were one-time structuring, offering and organizational costs for the launch of the Ivy High Income Opportunities Fund in the amount of $6.7 million. During the second quarter of 2012, we recorded a pre-tax charge of $5.0 million to reflect the impairment of certain capitalized software development costs.  Excluding these charges in 2013 and 2012, general and administrative costs increased $1.6 million.  The increase is due to increased dealer services costs due to higher asset levels in certain share classes.

For the six months ended June 30, 2013, general and administrative expenses increased $1.7 million compared to the same period in 2012.  Excluding the items detailed above in 2013 and 2012, general and administrative expenses in total remained flat for the six months ended June 30, 2013 compared to the same period in 2012 as a result of higher dealer service costs, national branding costs and temporary office staff expense in 2013, offset by lower legal and computer service and software costs.

Subadvisory Fees

Subadvisory fees represent fees paid to other asset managers for providing advisory services for certain mutual fund portfolios.  These expenses reduce our operating margin since we pay out approximately half of our management fee revenue received from subadvised products.  Gross management fee revenues for products subadvised by others were $8.5 million for the three months ended June 30, 2013 compared to $10.3 million for the second quarter of 2012 due to a 15% decrease in average net assets.  For the six months ended June 30, 2013, gross management fee revenues for products subadvised by others were $17.4 million compared to $22.8 million for the same period in 2012 due to a 21% decrease in average net assets.  Subadvisory expenses followed the same pattern of decrease compared to 2012.

Effective July 2, 2013, we internalized the management of the Global Natural Resources funds after the portfolio manager’s retirement from Mackenzie Financial Corporation, the subadvisor, which will reduce future subadvisory costs.

Other Income and Expenses

Investment and Other Income, Interest Expense and Taxes

Investment and other income was $1.0 million for the quarter ended June 30, 2013, compared to $1.3 million in the same period a year ago.  We recorded realized gains of $3.2 million on the sale of available for sale mutual fund holdings during the current quarter compared to $0.2 million in the second quarter of 2012. In our mutual fund trading portfolio, we recorded mark-to-market losses of $2.1 million during the quarter compared to gains of $0.9 million for the three months ended June 30, 2012. Included in the current year’s second quarter was a $1.0 million loss related to the Company’s investment in a limited partnership compared to a loss of $0.2 million in the second quarter of 2012. We recorded mutual fund dividend income of $0.5 million during the current quarter compared to $0.1 million in the second quarter of 2012.

For the six months ended June 30, 2013 and 2012, investment and other income was $5.4 million and $5.3 million, respectively.  We recorded realized gains of $5.7 million on the sale of available for sale mutual fund holdings during the first six months of 2013, compared to $1.7 million during the first six months of 2012.  In our mutual fund trading portfolio, we recorded mark-to-market gains of $0.1 million in 2013, compared to gains of $2.9 million in 2012. The first six months of 2013 included a $1.8 million loss related to the Company’s investment in a limited partnership compared to a loss of $0.3 million for the same period in 2012. We recorded mutual fund dividend income of $0.6 million during the first six months of 2013 compared to $0.1 million in the first six months of 2012.

Interest expense was $2.9 million and $2.8 million for the quarter ended June 30, 2013 and 2012, respectively.  Interest expense was $5.7 million for the six month periods ended June 30, 2013 and 2012.

Our effective income tax rate from continuing operations was 37.5% for the second quarter of 2013, as compared to 37.6% for the second quarter of 2012.  The decrease in the effective income tax rate is primarily due to higher income before taxes in 2013, which decreases the impact of non-deductible expenses on the effective income tax rate.

Our effective income tax rate was 36.9% for the six months ended June 30, 2013, as compared to 36.6% for the six months ended June 30, 2012.  Due to the sale of subsidiaries in 2009 and 2013, the Company has deferred tax assets related to capital loss carryforwards that are available to offset current and future capital gains.  A valuation allowance was recorded on a portion of these capital losses when realized due to the limited carryforward period permitted by law on losses of this character.  Realized capital gains on securities classified as available for sale and increases in the fair value of the Company’s trading securities portfolio in the first six months of 2013 and 2012 allowed for a release of the valuation allowance, thereby reducing income tax expense by $1.5 million and $1.6 million for the six months ended June 30, 2013 and 2012, respectively.  Removing the effects of the valuation allowance, the effective income tax rate would have been 37.8% for both periods.

The Company expects its future effective tax rate, exclusive of any increases or reductions to the valuation allowance, state tax incentives, unanticipated state tax legislative changes, and unanticipated fluctuations in earnings to range from 37% to 39%.

Liquidity and Capital Resources

Our operations provide much of the cash necessary to fund our priorities, as follows:

•                  Finance internal growth

•                  Pay dividends

•                  Repurchase our stock

Finance Internal Growth

We use cash to fund growth in our distribution channels.  Our Wholesale channel, which has a higher cost to gather assets, requires cash outlays for wholesaler commissions and commissions to third parties on deferred load product sales.  We continue to invest in our Advisors channel by providing additional support to our advisors through home office resources, wholesaling efforts and enhanced technology tools.

Pay Dividends

We paid quarterly dividends on our common stock that resulted in financing cash outflows of $48.1 million and $43.0 million for the first six months of 2013 and 2012, respectively.

Repurchase Our Stock

We repurchased 870,878 shares and 945,354 shares of our common stock in the open market or privately during the six months ended June 30, 2013 and 2012, respectively, resulting in cash outflows of $36.8 million and $29.3 million, respectively.

Operating Cash Flows

Cash from operations, our primary source of funds, decreased $28.5 million for the six months ended June 30, 2013 compared to the previous year.  The decrease is partially due to increased purchases of trading securities in the first six months of 2013 compared to the same period in 2012.

During the first six months of 2013, we contributed $17.0 million to the Pension Plan.  We do not expect to make additional contributions for the remainder of the year.

Investing Cash Flows

Investing activities consist primarily of the purchase, sale and maturities of available for sale investment securities, as well as capital expenditures.  We expect our 2013 capital expenditures to be in the range of $15.0 to $20.0 million.  Related to the sale of Legend, we received cash proceeds of $22.0 million during the first quarter of 2013.

Financing Cash Flows

As noted previously, dividends and stock repurchases accounted for a majority of our financing cash outflows in the first six months of 2013 and 2012.

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

Our indefinite life intangible asset balance includes $16.3 million related to our subadvisory agreement to manage certain mutual fund products for Mackenzie Financial Corporation (“MFC”) recorded in connection with our purchase of Mackenzie Investment Management, Inc. in 2002.  As part of purchase accounting, a deferred tax liability was established related to this identifiable intangible asset.  As of June 30, 2013, the associated deferred tax liability is $6.1 million.

The fair value of this intangible asset exceeded its carrying amount by 20% when performing our annual testing for impairment.  This was a decline in the percentage in which the fair value exceeded the carrying amount when compared to the previous year.  The decline can be attributed to a realignment of MFC’s fund offerings that resulted in a reduction in assets and associated cash flows from this relationship.  At this time, we are not aware of any plans that would further reduce the assets we manage as part of this relationship.  Based on the result of our annual test, we will increase the frequency of our impairment analysis for this asset.

The fair value of our other indefinite life intangible asset exceeded its carrying value by more than 100%.  Related to goodwill, the fair value of the reporting unit also exceeded its carrying value by more than 100%.

Supplemental Information

	Second	Second		Year to	Year to
	Quarter	Quarter		Date	Date
	2013	2012	Change	2013	2012	Change

Channel highlights
Number of Wholesalers	50	50	0.0%	50	50	0.0%
Number of Advisors	1,734	1,764	-1.7%	1,734	1,764	-1.7%
Gross revenue per advisor (in thousands)	$49.4	42.2	17.1%	$96.3	82.5	16.7%

Redemption rates - long term assets
Wholesale	29.4%	31.5%		27.1%	31.1%
Advisors	9.1%	9.1%		9.3%	9.6%
Institutional	25.5%	37.3%		20.6%	27.9%
Total	21.7%	23.9%		19.9%	22.7%

Operating highlights
Organic growth annualized	3.6%	1.6%		6.3%	4.0%
Total assets under management (in millions)	$104,344	89,119	17.1%	$104,344	89,119	17.1%
Operating Margin	25.6%	23.3%		25.9%	24.1%

Diversification (Company Total)
As % of Sales
Asset Strategy	28.5%	28.6%		31.0%	28.1%
Fixed Income	30.4%	30.9%		30.5%	31.6%
Other	41.1%	40.5%		38.5%	40.3%
As % of Assets Under Management
Asset Strategy	33.4%	34.2%		33.4%	34.2%
Fixed Income	19.9%	19.4%		19.9%	19.4%
Other	46.7%	46.4%		46.7%	46.4%

Shareholder service fees
Average assets for I, Y, and R share classes (in millions)	$7,561	5,854	29.2%	$7,317	5,840	25.3%
Number of shareholder accounts (in thousands)	4,180	4,139	1.0%	4,180	4,139	1.0%

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

Item 1A.                        Risk Factors

The Company has had no material changes to its Risk Factors from those previously reported in the Company’s 2012 Form 10-K.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information about the shares of common stock we repurchased during the second quarter of 2013.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program

April 1 - April 30	739,177	$42.28	739,177	n/a	(1)
May 1 - May 31	50,000	43.43	50,000	n/a	(1)
June 1 - June 30	—	—	—	n/a	(1)

Total	789,177	$42.35	789,177

(1)         On August 31, 1998, we announced that our Board of Directors approved a program to repurchase shares of our common stock on the open market.  Under the repurchase program, we are authorized to repurchase, in any seven-day period, the greater of (i) 3% of our outstanding common stock or (ii) $50 million of our common stock.  We may repurchase our common stock through the New York Stock Exchange, other national or regional market systems, electronic communication networks or alternative trading systems.  Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased.  Our Board of Directors reviewed and ratified the stock repurchase program in October 2012.  During the second quarter of 2013, all stock repurchases were made pursuant to the repurchase program and 464,177 shares, reflected in the table above, were purchased in connection with funding employee income tax withholding obligations arising from the vesting of nonvested shares.

Item 6.                                 Exhibits

10.1                        Credit Agreement, dated June 28, 2013, by and among Waddell & Reed Financial, Inc., the lenders party thereto, Bank of America, N.A., as Administrative Agent for the lenders, Bank of America Merrill Lynch and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Managers, Wells Fargo Bank, National Association as Syndication Agent, and Citibank, N.A., The Bank of New York Mellon and The Bank of Nova Scotia as Co-Documentation Agents.  Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-13913, filed July 3, 2013 and incorporated herein by reference.

31.1                        Section 302 Certification of Chief Executive Officer

31.2                        Section 302 Certification of Chief Financial Officer

32.1                        Section 906 Certification of Chief Executive Officer

32.2                        Section 906 Certification of Chief Financial Officer

101                           Materials from the Waddell & Reed Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Unaudited Consolidated Financial Statements, tagged in detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 2nd day of August 2013.

WADDELL & REED FINANCIAL, INC.

By:	/s/ Henry J. Herrmann
Chief Executive Officer, Chairman of the Board and Director
(Principal Executive Officer)

By:	/s/ Daniel P. Connealy
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Brent K. Bloss
Senior Vice President - Finance and Treasurer
(Principal Accounting Officer)