Form 10-Q
period 2013-09-30
WADDELL & REED FINANCIAL INC
filed 2013-11-01
CIK 1052100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Class	Outstanding as of October 24, 2013
Class A common stock, $.01 par value	85,416,415

WADDELL & REED FINANCIAL, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

Quarter Ended September 30, 2013

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	September 30,
	2013	December 31,
	(unaudited)	2012

Assets:
Cash and cash equivalents	$426,643	328,027
Cash and cash equivalents - restricted	101,919	92,980
Investment securities	196,100	176,142
Receivables:
Funds and separate accounts	33,833	33,886
Customers and other	110,572	136,073
Deferred income taxes	5,599	7,978
Income taxes receivable	—	5,577
Prepaid expenses and other current assets	9,819	9,080
Assets of discontinued operations held for sale	—	15,150
Total current assets	884,485	804,893

Property and equipment, net	70,349	69,328
Deferred sales commissions, net	76,250	69,355
Goodwill and identifiable intangible assets	161,969	161,969
Deferred income taxes	25,876	17,797
Other non-current assets	13,181	11,491
Assets of discontinued operations held for sale	—	18,010
Total assets	$1,232,110	1,152,843

Liabilities:
Accounts payable	$16,345	23,795
Payable to investment companies for securities	142,361	152,749
Payable to third party brokers	57,353	46,169
Payable to customers	27,474	45,182
Accrued compensation	64,211	46,347
Other current liabilities	41,802	43,504
Income taxes payable	2,077	—
Liabilities of discontinued operations held for sale	—	7,587
Total current liabilities	351,623	365,333

Long-term debt	190,000	190,000
Accrued pension and postretirement costs	51,992	62,458
Other non-current liabilities	26,141	24,531
Liabilities of discontinued operations held for sale	—	281
Total liabilities	619,756	642,603

Commitments and contingencies

Stockholders’ equity:
Preferred stock-$1.00 par value: 5,000 shares authorized; none issued	—	—
Class A Common stock-$0.01 par value: 250,000 shares authorized; 99,701 shares issued; 85,417 shares outstanding (85,679 at December 31, 2012)	997	997
Additional paid-in capital	251,284	230,021
Retained earnings	800,634	698,423
Cost of 14,284 common shares in treasury (14,022 at December 31, 2012)	(400,026)	(372,404)
Accumulated other comprehensive loss	(40,535)	(46,797)
Total stockholders’ equity	612,354	510,240
Total liabilities and stockholders’ equity	$1,232,110	1,152,843

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited, in thousands, except for per share data)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2013	2012	2013	2012

Revenues:
Investment management fees	$165,559	138,364	470,223	407,477
Underwriting and distribution fees	146,863	122,819	423,879	367,659
Shareholder service fees	34,667	32,182	101,248	95,786

Total	347,089	293,365	995,350	870,922

Operating expenses:
Underwriting and distribution	169,046	147,408	495,461	439,961
Compensation and related costs (including share-based compensation of $14,186, $12,299, $39,192 and $36,217, respectively)	49,472	42,343	145,003	128,432
General and administrative	20,462	15,774	63,608	57,172
Subadvisory fees	1,667	4,921	10,442	16,400
Depreciation	3,172	3,188	9,621	9,876

Total	243,819	213,634	724,135	651,841

Operating income	103,270	79,731	271,215	219,081
Investment and other income	5,212	2,632	10,591	7,906
Interest expense	(2,832)	(2,826)	(8,544)	(8,477)

Income from continuing operations before provision for income taxes	105,650	79,537	273,262	218,510
Provision for income taxes	37,231	27,421	99,023	78,332

Income from continuing operations	68,419	52,116	174,239	140,178
Loss from discontinued operations net of tax expense of $0, $473, $0 and $1,278, respectively	—	(43,590)	—	(42,547)
Net income	$68,419	8,526	174,239	97,631

Net income (loss) per share, basic and diluted:
Income from continuing operations	$0.80	0.61	2.03	1.63
Loss from discontinued operations	—	(0.51)	—	(0.49)
Net income	$0.80	0.10	2.03	1.14

Weighted average shares outstanding:
Basic	85,603	85,753	85,688	85,817
Diluted	85,603	85,755	85,689	85,819

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2013	2012	2013	2012

Net income	$68,419	8,526	174,239	97,631

Other comprehensive income:

Unrealized appreciation of available for sale investment securities during the period, net of income tax expense of $12, $2, $3 and $1, respectively	4,633	2,399	4,008	4,741

Pension and postretirement benefits, net of income tax expense of $480, $481, $1,633 and $1,528, respectively	816	816	2,254	2,364

Comprehensive income	$73,868	11,741	180,501	104,736

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the Nine Months Ended September 30, 2013

(Unaudited, in thousands)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity

Balance at December 31, 2012	99,701	$997	230,021	698,423	(372,404)	(46,797)	510,240

Net income	—	—	—	174,239	—	—	174,239
Recognition of equity compensation	—	—	39,192	—	—	—	39,192
Net issuance/forfeiture of nonvested shares	—	—	(24,754)	—	24,754	—	—
Dividends accrued, $0.84 per share	—	—	—	(72,028)	—	—	(72,028)
Exercise of stock options	—	—	(35)	—	170	—	135
Excess tax benefits from share-based payment arrangements	—	—	6,860	—	—	—	6,860
Repurchase of common stock	—	—	—	—	(52,546)	—	(52,546)
Unrealized apppreciation on available for sale investment securities	—	—	—	—	—	4,008	4,008
Pension and postretirement benefits	—	—	—	—	—	2,254	2,254
Balance at September 30, 2013	99,701	$997	251,284	800,634	(400,026)	(40,535)	612,354

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the nine months
	ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$174,239	97,631
Adjustments to reconcile net income to net cash provided by operating activities:
Write-down of impaired assets	—	42,373
Depreciation and amortization	10,351	11,369
Amortization of deferred sales commissions	41,569	40,142
Share-based compensation	39,192	37,146
Excess tax benefits from share-based payment arrangements	(6,860)	(3,298)
Gain on sale of available for sale investment securities	(7,887)	(3,163)
Net purchases and sales or maturities of trading securities	(27,394)	(37,806)
Loss (gain) on trading securities	(2,862)	330
Loss on sale and retirement of property and equipment	302	5,205
Capital gains and dividends reinvested	(50)	—
Deferred income taxes	(7,335)	(7,243)
Changes in assets and liabilities:
Cash and cash equivalents - restricted	(8,939)	(32,662)
Other receivables	25,501	(44,204)
Payable to investment companies for securities and payable to customers	(28,096)	66,254
Receivables from funds and separate accounts	53	(7,975)
Other assets	(2,429)	1,550
Deferred sales commissions	(48,464)	(41,494)
Accounts payable and payable to third party brokers	3,734	6,415
Other liabilities	26,769	19,817

Net cash provided by operating activities	$181,394	150,387

Cash flows from investing activities:
Purchases of available for sale investment securities	(137,828)	(41,676)
Proceeds from sales and maturities of available for sale investment securities	159,343	48,431
Additions to property and equipment	(10,944)	(11,233)
Disposition of companies	22,000	—

Net cash provided by (used in) investing activities	$32,571	(4,478)

Cash flows from financing activities:
Dividends paid	(72,101)	(64,455)
Repurchase of common stock	(52,546)	(36,004)
Exercise of stock options	135	—
Excess tax benefits from share-based payment arrangements	6,860	3,298

Net cash used in financing activities	$(117,652)	(97,161)
Net increase in cash and cash equivalents	96,313	48,748
Cash and cash equivalents at beginning of period, including discontinued operations	330,330	327,083
Cash and cash equivalents at end of period	426,643	375,831
Less cash and cash equivalents of discontinued operations at end of period	—	2,754
Cash and cash equivalents of continuing operations at end of period	$426,643	373,077

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.              Description of Business and Significant Accounting Policies

Waddell & Reed Financial, Inc. and Subsidiaries

Waddell & Reed Financial, Inc. and subsidiaries (hereinafter referred to as the “Company,” “we,” “our” and “us”) derive revenues from investment management, investment product underwriting and distribution, and shareholder services administration provided to the Waddell & Reed Advisors Group of Mutual Funds (the “Advisors Funds”), Ivy Funds (the “Ivy Funds”), Ivy Funds Variable Insurance Portfolios (the “Ivy Funds VIP”) and InvestEd Portfolios (“InvestEd”) (collectively, the Advisors Funds, Ivy Funds, Ivy Funds VIP and InvestEd are referred to as the “Funds”), and institutional and separately managed accounts.  The Funds and the institutional and separately managed accounts operate under various rules and regulations set forth by the United States Securities and Exchange Commission (the “SEC”). Services to the Funds are provided under investment management agreements, underwriting agreements and shareholder servicing and accounting service agreements that set forth the fees to be charged for these services. The majority of these agreements are subject to annual review and approval by each Fund’s board of trustees. Our revenues are largely dependent on the total value and composition of assets under management.  Accordingly, fluctuations in financial markets and composition of assets under management can significantly impact revenues and results of operations.

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

In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only a normal and recurring nature) necessary to present fairly our financial position at September 30, 2013, the results of operations for the three and nine months ended September 30, 2013 and 2012, and cash flows for the nine months ended September 30, 2013 and 2012 in conformity with accounting principles generally accepted in the United States.

During the third quarter of 2012, the Company committed to a plan to sell its Legend group of subsidiaries (“Legend”) and on October 29, 2012, the Company signed a definitive agreement to execute the transaction.  The sale closed effective January 1, 2013.  The operational results of Legend have been reclassified as discontinued operations in our unaudited consolidated financial statements for the three and nine months ended September 30, 2012 and as of December 31, 2012.  Unless otherwise stated, footnote references refer to continuing operations.

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

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”).  Under this standard, an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, rather than as a liability, when the uncertain tax position would reduce the net operating loss or other carryforward under the tax law.  ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The Company believes that adoption of ASU 2013-11 in 2014 will result in an immaterial impact to its consolidated financial statements.

4.              Investment Securities

Investment securities at September 30, 2013 and December 31, 2012 are as follows:

	Amortized	Unrealized	Unrealized
September 30, 2013	cost	gains	losses	Fair value
	(in thousands)
Available for sale securities:
Mortgage-backed securities	$8	1	—	9
Corporate bonds	14,657	117	—	14,774
Affiliated mutual funds	79,975	6,915	(117)	86,773
	$94,640	7,033	(117)	101,556

Trading securities:
Mortgage-backed securities				39
Municipal bonds				500
Corporate bonds				11,919
Common stock				48
Affiliated mutual funds				82,038
				94,544

Total investment securities				$196,100

	Amortized	Unrealized	Unrealized
December 31, 2012	cost	gains	losses	Fair value
	(in thousands)
Available for sale securities:
Mortgage-backed securities	$9	1	—	10
Corporate bonds	30,408	248	(3)	30,653
Affiliated mutual funds	73,443	3,749	(1,090)	76,102
	$103,860	3,998	(1,093)	106,765

Trading securities:
Mortgage-backed securities				44
Municipal bonds				501
Corporate bonds				12,112
Common stock				37
Affiliated mutual funds				56,683
				69,377

Total investment securities				$176,142

Purchases of trading securities during the nine months ended September 30, 2013 were $143.4 million; $30 million represented seed money for the Ivy Global Real Estate and Ivy Global Risk-Managed Real Estate Funds, new funds launched in the second quarter.  Sales of trading securities were $116.0 million for the same period.

A summary of available for sale debt securities and affiliated mutual funds with fair values below carrying values at September 30, 2013 and December 31, 2012 is as follows:

	Less than 12 months		12 months or longer		Total
		Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2013	Fair value	losses	value	losses	value	losses
	(in thousands)
Affiliated mutual funds	$5,809	(99)	212	(18)	6,021	(117)
Total temporarily impaired securities	$5,809	(99)	212	(18)	6,021	(117)

	Less than 12 months		12 months or longer		Total
		Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2012	Fair value	losses	value	losses	value	losses
	(in thousands)
Corporate bonds	$997	(3)	—	—	997	(3)
Affiliated mutual funds	23,478	(469)	5,604	(621)	29,082	(1,090)
Total temporarily impaired securities	$24,475	(472)	5,604	(621)	30,079	(1,093)

Based upon our assessment of these affiliated mutual funds, the time frame investments have been in a loss position, and our intent to hold affiliated mutual funds until they have recovered, we determined that a write-down was not necessary at September 30, 2013.

Mortgage-backed securities and corporate bonds accounted for as available for sale as of September 30, 2013 mature as follows:

	Amortized cost	Fair value
	(in thousands)
Within one year	$14,657	14,774
After five years but within 10 years	8	9
	$14,665	14,783

Mortgage-backed securities, municipal bonds and corporate bonds accounted for as trading and held as of September 30, 2013 mature as follows:

Fair value
(in thousands)
Within one year	$11,919
After one year but within five years	500
After five years but within 10 years	39
$12,458

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

The following tables summarize our investment securities as of September 30, 2013 and December 31, 2012 that are recognized in our consolidated balance sheets using fair value measurements based on the differing levels of inputs.

September 30, 2013	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage-backed securities	$—	48	—	48
Municipal bonds	—	500	—	500
Corporate bonds	—	26,693	—	26,693
Common stock	48	—	—	48
Affiliated mutual funds	168,811	—	—	168,811
Total	$168,859	27,241	—	196,100

December 31, 2012	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage-backed securities	$—	54	—	54
Municipal bonds	—	501	—	501
Corporate bonds	—	42,765	—	42,765
Common stock	37	—	—	37
Affiliated mutual funds	132,785	—	—	132,785
Total	$132,822	43,320	—	176,142

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

For income tax purposes, the sale resulted in a $47.5 million capital loss that may only be utilized to offset future capital gains.  Due to the character of the loss and the limited carry forward period permitted by law, the Company may not realize the full tax benefit of the capital loss.

The operational results of Legend have been presented as discontinued operations in the unaudited consolidated financial statements for the three and nine months ended September 30, 2012. Legend’s revenues and loss before provision for income taxes follow:

	Three months	Nine months
	ended September 30, 2012	ended September 30, 2012
	(in thousands)

Revenues	$18,041	55,310

Loss before provision for income taxes	$(43,117)	(41,269)

The assets and liabilities of Legend, classified as discontinued operations held for sale in the consolidated balance sheet at December 31, 2012, are as follows (amounts in thousands):

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

7.              Indebtedness

Debt is reported at its carrying amount in the consolidated balance sheets.  The fair value of the Company’s outstanding indebtedness is approximately $204.6 million at September 30, 2013 compared to the carrying value of $190.0 million.  Fair value is calculated based on Level 2 inputs.

The Company entered into a five year revolving credit facility (the “New Credit Facility”) with various lenders, effective June 28, 2013, which initially provides for borrowings of up to $125.0 million. The New Credit Facility replaced the prior credit facility, which was set to terminate in August 2013.  Lenders can, at their option upon the Company’s request, expand the New Credit Facility to $200.0 million.  Additionally, the New Credit Facility contains a swingline loan feature for up to $20 million. At September 30, 2013, there were no borrowings outstanding under the facility.  Borrowings under the New Credit Facility bear interest at various rates, including adjusted LIBOR or an alternative base rate plus, in each case, an incremental margin based on the Company’s credit rating. The New Credit Facility also charges a facility fee on the aggregate amount of commitments under the revolving facility (whether or not utilized) based on the Company’s credit rating level.  The New Credit Facility’s covenants match those of our $190.0 million senior unsecured notes.  The most restrictive provisions of the agreement require the Company to maintain a consolidated leverage ratio not to exceed 3.0 to 1.0 for four consecutive quarters and a consolidated interest coverage ratio of not less than 4.0 to 1.0 for four consecutive quarters.  The Company was in compliance with these covenants and similar covenants in prior facilities for all periods presented.

8.              Income Tax Uncertainties

As of January 1, 2013 and September 30, 2013, the Company had unrecognized tax benefits, including penalties and interest, of $10.8 million ($7.5 million net of federal benefit) and $12.0 million ($8.3 million net of federal benefit), respectively, that if recognized, would impact the Company’s effective tax rate.  The unrecognized tax benefits that are not expected to be settled within the next 12 months are included in other liabilities in the accompanying consolidated balance sheet; unrecognized tax benefits that are expected to be settled within the next 12 months are included in income taxes payable.

The Company’s accounting policy with respect to interest and penalties related to income tax uncertainties is to classify these amounts as income taxes.  As of January 1, 2013, the total amount of accrued interest and penalties related to uncertain tax positions recognized in the consolidated balance sheet was $2.5 million ($2.0 million net of federal benefit).  The total amount of penalties and interest, net of federal benefit, related to income tax uncertainties recognized in the statement of income for the nine month period ended September 30, 2013 was $0.5 million.  The total amount of accrued penalties and interest related to uncertain tax positions at September 30, 2013 of $3.0 million ($2.5 million net of federal benefit) is included in the total unrecognized tax benefits described above.

In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain.  In addition, respective tax authorities periodically audit our income tax returns.  These audits examine our significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions.  The 2010, 2011 and 2012 federal income tax returns are open tax years that remain subject to potential future audit.  State income tax returns for all years after 2009 and, in certain states, income tax returns prior to 2010, are subject to potential future audit by tax authorities in the Company’s major state tax jurisdictions.

The Company is currently being audited in various state jurisdictions.  It is reasonably possible that the Company will settle the audits in these jurisdictions within the next 12-month period.  It is estimated that the Company’s liability for unrecognized tax benefits, including penalties and interest, could decrease by up to $3.0 million (up to $2.0 million net of federal benefit) upon settlement of these audits.  Such settlements are not anticipated to have a significant impact on the results of operations.

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

The components of net periodic pension and other postretirement costs related to these plans are as follows:

	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	Three months ended September 30,		Three months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
	(in thousands)				(in thousands)
Components of net periodic benefit cost:
Service cost	$2,753	2,343	197	173	8,259	7,030	591	519
Interest cost	1,928	1,893	90	100	5,783	5,678	270	300
Expected return on plan assets	(2,796)	(2,200)	—	—	(8,389)	(6,600)	—	—
Actuarial loss amortization	1,142	1,141	—	3	3,426	3,422	—	9
Prior service cost amortization	138	139	14	14	416	417	42	42
Transition obligation amortization	1	1	—	—	3	4	—	—

Total (1)	$3,166	3,317	301	290	9,498	9,951	903	870

(1)         Net periodic pension benefit and postretirement medical costs related to discontinued operations and included in the table above were $187 thousand for the three months ended September 30, 2012 and $562 thousand for the nine months ended September 30, 2012.

During the first nine months of 2013, we contributed $17.0 million to the Pension Plan.  We do not expect to make additional contributions for the remainder of 2013.

10.  Stockholders’ Equity

Earnings per Share

The components of basic and diluted earnings per share from continuing operations were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)

Net income from continuing operations	$68,419	52,116	174,239	140,178

Weighted average shares outstanding - basic	85,603	85,753	85,688	85,817
Dilutive potential shares from stock options	—	2	1	2
Weighted average shares outstanding - diluted	85,603	85,755	85,689	85,819

Earnings per share from continuing operations, basic and diluted	$0.80	0.61	2.03	1.63

Dividends

On July 17, 2013, the Board of Directors (the “Board”) approved a dividend on our common stock in the amount of $0.28 per share to stockholders of record as of October 11, 2013 to be paid on November 1, 2013.  The total dividend to be paid is approximately $23.9 million and is included in other current liabilities in the consolidated balance sheet at September 30, 2013.

Common Stock Repurchases

The Board has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in our stock-based compensation programs.

There were 316,961 shares and 213,366 shares repurchased in the open market or privately during the three months ended September 30, 2013 and 2012, respectively, which included 1,961 shares and 1,966 shares repurchased from employees tendering shares to cover their minimum income tax withholdings with respect to vesting of stock awards during these two periods.  There were 1,187,839 shares and 1,158,720 shares repurchased in the open market or privately during the nine months ended September 30, 2013 and 2012, respectively, which included 468,739 shares and 415,320 shares repurchased from employees tendering shares to cover their minimum income tax withholdings with respect to vesting of stock awards during each of these two periods.

Accumulated Other Comprehensive Loss

The following table summarizes other comprehensive income (loss) activity for the quarter ended September 30, 2013.

	Unrealized gains on investment securities	Change in valuation allowance for unrealized gains (losses) on investment securities	Pension and postretirement benefits	Total accumulated other comprehensive income (loss)
	(in thousands)
Balance at June 30, 2013	$1,431	(201)	(47,214)	(45,984)

Other comprehensive income before reclassification	4,330	2,530	—	6,860
Amount reclassified from accumulated other comprehensive income	(1,408)	(819)	816	(1,411)
Net current period other comprehensive income	2,922	1,711	816	5,449

Balance at September 30, 2013	$4,353	$1,510	(46,398)	(40,535)

Reclassifications from accumulated other comprehensive income and included in net income are summarized in the table that follows for the three months ended September 30, 2013.

	Pre-tax	Tax (expense) benefit	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Realized gain on sale of available for sale investment securities	$2,225	(817)	1,408	Investment and other income
Valuation allowance	—	819	819	Provision for income taxes
Amorization of pension and postretirement benefits	(1,296)	480	(816)	Underwriting and distribution expense and Compensation and related costs
Total	$929	482	1,411

The following table summarizes other comprehensive income (loss) activity for the nine months ended September 30, 2013.

	Unrealized gains on investment securities	Change in valuation allowance for unrealized gains (losses) on investment securities	Pension and postretirement benefits	Total accumulated other comprehensive income (loss)
	(in thousands)
Balance at December 31, 2012	$1,823	32	(48,652)	(46,797)

Other comprehensive income before reclassification	7,519	4,396	—	11,915
Amount reclassified from accumulated other comprehensive income	(4,989)	(2,918)	2,254	(5,653)
Net current period other comprehensive income	2,530	1,478	2,254	6,262

Balance at September 30, 2013	$4,353	$1,510	(46,398)	(40,535)

Reclassifications from accumulated other comprehensive income and included in net income are summarized in the table that follows for the nine months ended September 30, 2013.

	Pre-tax	Tax (expense) benefit	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Realized gain on sale of available for sale investment securities	$7,887	(2,898)	4,989	Investment and other income
Valuation allowance	—	2,918	2,918	Provision for income taxes
Amorization of pension and postretirement benefits	(3,887)	1,633	(2,254)	Underwriting and distribution expense and Compensation and related costs
Total	$4,000	1,653	5,653

11.  Share-Based Compensation

On December 31, 2012, there were 6,371 options outstanding with a weighted average exercise price of $21.09, all of which were exercised during 2013.

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

We derive our revenues from providing investment management, investment product underwriting and distribution, and shareholder services administration to mutual funds and institutional and separately managed accounts.  Investment management fees are based on the amount of average assets under management and are affected by sales levels, financial market conditions, redemptions and the composition of assets.  Our underwriting and distribution revenues consist of commissions derived from sales of investment and insurance products, Rule 12b-1 asset-based service and distribution fees, distribution fees on certain variable products, fees earned on fee-based asset allocation products, and related advisory services. The products we sell have various commission structures and the revenues received from those sales vary based on the type and amount sold.  Shareholder service fee revenue includes transfer agency fees, custodian fees from retirement plan accounts, portfolio accounting and administration fees, and is earned based on assets under management or number of client accounts.  Our major expenses are underwriting and distribution-related commissions, employee compensation, amortization of deferred sales commissions, subadvisory fee expenses and information technology expense.

One of our distinctive qualities is that we are a significant distributor of investment products.  Our retail products are distributed through our Wholesale channel, which includes third-parties such as other broker/dealers, registered investment advisors and various retirement platforms, or through our Advisors channel sales force of independent financial advisors.  Through the Institutional Channel, we serve as sub-advisor for domestic and foreign distributors of investment products and manage investments for pension funds, Taft-Hartley plans and endowments.

Third Quarter Highlights

•                  We internalized management of the Ivy Global Natural Resources Fund and Ivy VIP Global Natural Resources Fund effective July 2, 2013. These funds were previously subadvised by Mackenzie Financial Corporation.

•                  In August, we launched the following Ivy VIP Pathfinder funds (a fund of funds with Ivy VIP Funds as the underlying funds):  Moderate Managed Volatility, Moderately Aggressive Managed Volatility and Moderately Conservative Managed Volatility.  The addition of these funds to our portfolio enables us to include a volatility management feature within certain funds offered under the Pathfinder name, which we believe enhances our ongoing competitiveness in products we make available within variable insurance contracts.

•                  Income from continuing operations increased 31% compared to the third quarter of 2012, and our operating margin was 29.8%, an improvement from 27.2% for the same period a year ago.

•                  Our assets under management increased 9.0% during the quarter, from $104.3 billion to $113.7 billion, driven by market appreciation and net inflows.

•                  Gross sales increased 25% to $6.8 billion for the third quarter of 2013 compared to the same period in 2012.

•                  Our balance sheet remains solid, and we ended the quarter with cash and investments of $622.7 million.

Assets Under Management

During the third quarter, assets under management increased to $113.7 billion compared to $104.3 billion on June 30, 2013 due to market appreciation of $7.9 billion and net inflows of $1.5 billion.

Change in Assets Under Management(1)

	Third Quarter 2013
	Wholesale	Advisors	Institutional	Total
	(in millions)

Beginning Assets	$53,860	38,172	12,312	104,344

Sales and Other Net Inflows(2)	5,191	1,242	386	6,819
Redemptions	(3,723)	(1,071)	(550)	(5,344)
Net Exchanges	83	(83)	—	0
Net Flows	1,551	88	(164)	1,475

Market Appreciation	4,250	2,507	1,168	7,925
Ending Assets	$59,661	40,767	13,316	113,744

	Third Quarter 2012
	Wholesale	Advisors	Institutional	Total
	(in millions)

Beginning Assets	$44,379	33,846	10,894	89,119

Sales and Other Net Inflows(2)	3,699	1,004	763	5,466
Redemptions	(3,088)	(1,019)	(532)	(4,639)
Net Exchanges	59	(60)	—	(1)
Net Flows	670	(75)	231	826

Market Appreciation	2,601	1,603	660	4,864
Ending Assets	$47,650	35,374	11,785	94,809

Assets under management increased to $113.7 billion at September 30, 2013 compared to $96.4 billion on December 31, 2012 due to market appreciation of $12.9 billion and net inflows of $4.5 billion.

	Year to Date 2013
	Wholesale	Advisors	Institutional	Total
	(in millions)

Beginning Assets	$48,930	35,660	11,775	96,365

Sales and Other Net Inflows(2)	15,263	3,949	1,195	20,407
Redemptions	(10,863)	(3,201)	(1,830)	(15,894)
Net Exchanges	210	(211)	—	(1)
Net Flows	4,610	537	(635)	4,512

Market Appreciation	6,121	4,570	2,176	12,867
Ending Assets	$59,661	40,767	13,316	113,744

	Year to Date 2012
	Wholesale	Advisors	Institutional	Total
	(in millions)

Beginning Assets	$40,954	31,709	10,494	83,157

Sales and Other Net Inflows(2)	12,332	3,294	2,070	17,696
Redemptions	(10,069)	(3,022)	(2,097)	(15,188)
Net Exchanges	3	(6)	—	(3)
Net Flows	2,266	266	(27)	2,505

Market Appreciation	4,430	3,399	1,318	9,147
Ending Assets	$47,650	35,374	11,785	94,809

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

Average Assets Under Management

	Third Quarter 2013
	Wholesale	Advisors	Institutional	Total
	(in millions)

Asset Class:
Equity	$45,696	29,027	12,277	$87,000
Fixed Income	11,303	9,151	565	21,019
Money Market	197	1,672	—	1,869
Total	$57,196	39,850	12,842	$109,888

	Third Quarter 2012
	Wholesale	Advisors	Institutional	Total
	(in millions)

Asset Class:
Equity	$37,381	24,221	10,699	$72,301
Fixed Income	8,374	9,164	788	18,326
Money Market	174	1,304	—	1,478
Total	$45,929	34,689	11,487	$92,105

	Year to Date 2013
	Wholesale	Advisors	Institutional	Total
	(in millions)

Asset Class:
Equity	$43,162	27,573	11,922	$82,657
Fixed Income	11,008	9,481	699	21,188
Money Market	180	1,483	—	1,663
Total	$54,350	38,537	12,621	$105,508

	Year to Date 2012
	Wholesale	Advisors	Institutional	Total
	(in millions)

Asset Class:
Equity	$37,958	24,135	10,583	$72,676
Fixed Income	7,049	8,789	780	16,618
Money Market	195	1,309	—	1,504
Total	$45,202	34,233	11,363	$90,798

Results of Operations — Three and Nine Months Ended September 30, 2013 as Compared with Three and Nine Months Ended September 30, 2012

Income from continuing operations

	Three months ended
	September 30,
	2013	2012	Variance

Income from continuing operations	$68,419	52,116	31%

Income per share from continuing operations, basic and diluted	$0.80	0.61	31%

Operating Margin	29.8%	27.2%	10%

	Nine months ended
	September 30,
	2013	2012	Variance

Income from continuing operations	$174,239	140,178	24%

Income per share from continuing operations, basic and diluted	$2.03	1.63	25%

Operating Margin	27.2%	25.2%	8%

The Company sold its Legend group of subsidiaries (“Legend”) effective January 1, 2013.  The operational results of Legend have been reclassified as discontinued operations in the unaudited consolidated financial statements for the three and nine months ended September 30, 2012.  Unless stated otherwise, any reference to income statement items refers to results from continuing operations.

We reported net income from continuing operations of $68.4 million, or $0.80 per diluted share, for the third quarter of 2013 compared to $52.1 million, or $0.61 per diluted share, for the third quarter of 2012.

For the nine months ended September 30, 2013, net income from continuing operations was $174.2 million, or $2.03 per diluted share, compared to $140.2 million, or $1.63 per diluted share, for the nine months ended September 30, 2012.

During the second quarter of 2013, we completed the initial public offering of our first closed-end mutual fund, the Ivy High Income Opportunities Fund. We incurred one-time pre-tax expenses of $8.6 million, recorded in underwriting and distribution and general and administrative expenses. These items will be discussed in the related sections that follow.

Total Revenues

Total revenues increased 18% to $347.1 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 due to an increase in average assets under management of 19% and an increase in gross sales of 25%.  For the nine months ended September 30, 2013, total revenues increased $124.4 million, or 14%, compared to the same period in the prior year due to an increase in average assets under management of 16% and an increase in gross sales of 15%.

	Three months ended
	September 30,
	2013	2012	Variance
	(in thousands, except percentage data)

Investment management fees	$165,559	138,364	20%
Underwriting and distribution fees	146,863	122,819	20%
Shareholder service fees	34,667	32,182	8%
Total revenues	$347,089	293,365	18%

	Nine months ended
	September 30,
	2013	2012	Variance
	(in thousands, except percentage data)

Investment management fees	$470,223	407,477	15%
Underwriting and distribution fees	423,879	367,659	15%
Shareholder service fees	101,248	95,786	6%
Total revenues	$995,350	870,922	14%

Investment Management Fee Revenues

Investment management fee revenues are earned for providing investment advisory services to the Funds and to institutional and separate accounts.  Investment management fee revenues increased $27.2 million, or 20%, from last year’s third quarter.  For the nine month period ended September 30, 2013, investment management fee revenues increased $62.7 million, or 15%, compared to the same period in 2012.

Revenues from investment management services provided to our retail mutual funds, which are distributed through the Wholesale, Advisors and Institutional channels, were $153.8 million for the quarter ended September 30, 2013.  Revenues increased $26.3 million, or 21%, compared to the third quarter of 2012, while the related retail average assets increased 20% to $97.0 billion.  Investment management fee revenues increased more than the related retail average assets due to a shift in assets to products with higher management fee rates.  For the nine months ended September 30, 2013, revenues from investment management services provided to our retail mutual funds were $435.0 million.  Revenues increased $59.7 million, or 16%, compared to the first nine months of 2012, while the related retail average assets increased 17% to $92.9 billion.  Investment management fee revenues increased less than the related retail average assets due in part to one less day in the first nine months of 2013 compared to 2012, as well as a shift in assets toward products with lower than average management fee rates.

Institutional account revenues were $11.8 million for the third quarter of 2013, representing an increase of $0.9 million, or 9%, from the third quarter of 2012, while average assets increased 12%.  For the nine month period ended September 30, 2013, institutional account revenues were $35.2 million, an increase of 9% compared to the same period in 2012, and average assets increased 11%.  For both periods, account revenues increased less than the related average assets due to a decline in the average management fee rate.

Long-term redemption rates (which exclude money market fund redemptions) in the Wholesale channel were 25.7% in the third quarter of 2013 and 26.6% year-to-date, compared to 26.6% in the third quarter of 2012 and 30.0% for the first nine months of 2012.  In the Advisors channel, long-term redemption rates were 8.7% for the quarter ended September 30, 2013 compared to 9.7% in the third quarter of 2012.  For the nine months ended September 30, 2013, the Advisor’s channel long-term redemption rate decreased to 9.1% compared to 9.7% for the same period in 2012.  We expect the Advisors channel long-term redemption rate to remain lower than that of the industry average due to the personal and customized nature in which our financial advisors provide service to our clients.  Long-term redemption rates for our Institutional channel were 17.0% and 18.4% for the third quarter of 2013 and 2012, respectively, and 19.4% for the nine month period ended September 30, 2013 compared to 24.7% for the same period in 2012.

Our overall redemption rate of 19.4% for the first nine months of 2013 compares positively to the current year to date industry average of approximately 26%, based on data from the Investment Company Institute.

Underwriting and Distribution Fee Revenues and Expenses

The following tables summarize our underwriting and distribution fee revenues and expenses segregated by distribution method within the respective Wholesale or Advisors channel:

	Third Quarter 2013
	Wholesale	Advisors	Total
	(in thousands)

Revenue	$52,472	94,391	146,863
Expenses - Direct	(67,107)	(64,550)	(131,657)
Expenses - Indirect	(10,409)	(26,980)	(37,389)
Net Distribution (Costs)/Excess	$(25,044)	2,861	(22,183)

	Third Quarter 2012
	Wholesale	Advisors	Total
	(in thousands)

Revenue	$44,659	78,160	122,819
Expenses - Direct	(57,390)	(54,246)	(111,636)
Expenses - Indirect	(10,045)	(25,727)	(35,772)
Net Distribution (Costs)	$(22,776)	(1,813)	(24,589)

	Year to Date 2013
	Wholesale	Advisors	Total
	(in thousands)

Revenue	$150,493	273,386	423,879
Expenses - Direct	(195,349)	(187,001)	(382,350)
Expenses - Indirect	(32,638)	(80,473)	(113,111)
Net Distribution (Costs)/Excess	$(77,494)	5,912	(71,582)

	Year to Date 2012
	Wholesale	Advisors	Total
	(in thousands)

Revenue	$133,040	234,619	367,659
Expenses - Direct	(167,781)	(163,735)	(331,516)
Expenses - Indirect	(29,596)	(78,849)	(108,445)
Net Distribution (Costs)	$(64,337)	(7,965)	(72,302)

Underwriting and distribution revenues earned in the third quarter of 2013 increased $24.0 million, or 20%, compared with the third quarter of 2012 due to increased revenues in our Advisors channel of $16.2 million, and increased revenues in our Wholesale channel of $7.8 million.  Rule 12b-1 asset-based service and distribution fee revenues increased $10.3 million, or 16%, due to an increase in average mutual fund assets under management.  Revenues from fee-based asset allocation products increased $10.0 million compared to the prior year, as assets grew from $9.6 billion at September 30, 2012 to $13.0 billion at September 30, 2013.  Variable annuity revenues increased $1.1 million.

For the nine months ended September 30, 2013, underwriting and distribution revenues increased $56.2 million, or 15%, compared with the nine months ended September 30, 2012.  The increase was comprised of an increase in the Advisors channel of $38.8 million and a $17.4 million increase in Wholesale channel revenues period over period.  Revenues from fee-based asset allocation products increased $27.5 million compared to the prior year.  Rule 12b-1 asset-based service and distribution fee revenues increased $24.6 million, or 13%, due to an increase in average mutual fund assets under management.  E&O insurance premiums collected from our advisors increased revenues $2.1 million. Prior to the first quarter of 2013, these premiums were netted in operating expenses.  Revenues from front load product sales increased $1.5 million.  Partially offsetting the above increases, variable annuity revenues decreased $2.0 million compared to the prior year and insurance revenues decreased $1.1 million.

Underwriting and distribution expenses increased by $21.6 million, or 15%, compared to the third quarter of 2012.  Direct expenses in the Wholesale channel increased by $9.7 million as a result of an increase in average wholesale assets under management and higher sales volume year over year.  We incurred higher dealer compensation paid to third-party distributors, increased Rule 12b-1 asset-based service and distribution expenses and higher wholesaler commissions.  Direct expenses in the Advisors channel increased $10.3 million, or 19%, compared to the third quarter of 2012 due to increased advisory fees related to the increase in fee-based asset allocation products of $7.7 million and increased Rule 12b-1 asset-based service and distribution expenses of $1.5 million. Commissions on variable annuity product sales increased $0.5 million.  Indirect expenses increased $1.6 million compared to the quarter ended September 30, 2012 primarily due to increased convention and computer services expenses.

For the nine months ended September 30, 2013, underwriting and distribution expenses increased by $55.5 million, or 13%, compared to the first nine months of 2012.  Direct expenses in the Wholesale channel increased by $27.6 million.  The second quarter of 2013 included $1.8 million of underwriting and distribution expenses associated with the launch of the Ivy High Income Opportunities closed-end fund.  Excluding the closed-end fund costs, underwriting and distribution expenses in the Wholesale channel increased $25.8 million compared to the first nine months of 2012, due to increased dealer compensation paid to third-party distributors, increased Rule 12b-1 asset-based service and distribution expenses and higher wholesaler commissions as a result of an increase in average wholesale assets under management and higher sales volume year over year.  Direct expenses in the Advisors channel increased $23.2 million, or 14%, compared to 2012 due to increased advisory fees related to the increase in fee-based asset allocation products of $20.5 million and increased Rule 12b-1 asset-based service and distribution expenses of $3.1 million.  These increases were partially offset by decreased commissions on variable annuity product sales of $1.4 million and a decrease in insurance commission expense of $0.6 million.  For the nine months ended September 30, 2013, indirect expenses increased $4.7 million compared to the same period in 2012 primarily due to higher computer services and software costs, higher convention costs, higher marketing costs and increased employee compensation and benefits expense.

Shareholder Service Fee Revenue

Shareholder service fee revenue primarily includes transfer agency fees, custodian fees from retirement plan accounts, and portfolio accounting and administration fees.  Transfer agency fees and portfolio accounting and administration fees are asset-based revenues or account-based revenues, while custodian fees from retirement plan accounts are based on the number of client accounts.  During the third quarter of 2013, shareholder service fee revenue increased $2.5 million, or 8%, over the third quarter of 2012, due to higher asset-based fees quarter over quarter in certain share classes.  For the nine month period ended September 30, 2013, shareholder service fee revenue increased $5.5 million, or 6%, compared to the same period in 2012.  Of the total increase, revenues increased $6.2 million due to higher asset-based fees in certain share classes and account-based fees increased $1.3. The increase in account based fees was offset by a decrease of $1.9 million in technology reimbursements from the Funds due to lower rates negotiated during the renewal of a vendor contract effective the beginning of 2013. For the nine month period ended September 30, 2013, the number of accounts increased 1% compared to the same period in 2012.

Total Operating Expenses

Operating expenses increased $30.2 million, or 14%, in the third quarter of 2013 compared to the third quarter of 2012, primarily due to increased underwriting and distribution expenses and compensation and related costs. For the nine months ended September 30, 2013, operating expenses increased $72.3 million, or 11%, compared to the first nine months of 2012, primarily due to increased underwriting and distribution expenses, compensation and related costs, and general and administrative expenses. Underwriting and distribution expenses are discussed above.

	Three Months Ended
	September 30,
	2013	2012	Variance
	(in thousands, except percentage data)
Underwriting and distribution	$169,046	147,408	15%
Compensation and related costs	49,472	42,343	17%
General and administrative	20,462	15,774	30%
Subadvisory fees	1,667	4,921	-66%
Depreciation	3,172	3,188	-1%
Total operating expenses	$243,819	213,634	14%

	Nine Months Ended
	September 30,
	2013	2012	Variance
	(in thousands, except percentage data)
Underwriting and distribution	$495,461	439,961	13%
Compensation and related costs	145,003	128,432	13%
General and administrative	63,608	57,172	11%
Subadvisory fees	10,442	16,400	-36%
Depreciation	9,621	9,876	-3%
Total operating expenses	$724,135	651,841	11%

Compensation and Related Costs

Compensation and related costs increased $7.1 million, or 17%, compared to the third quarter of 2012.  Of the total increase period over period, incentive compensation increased $3.6 million, while base salaries increased $1.4 million due to increased headcount and annual salary increases.  Share-based compensation increased $1.9 million due to higher amortization expense associated with our April 2013 and December 2012 grants of nonvested stock compared to grants that became fully vested in 2012 and an increase in non-employee advisor (independent contractor) stock award amortization expense.

For the nine months ended September 30, 2013, compensation and related costs increased $16.6 million, or 13%, compared to the first nine months of 2012. Incentive compensation increased $7.5 million, while base salaries increased $4.7 million associated with increased headcount and annual salary increases.  Share-based compensation increased $3.0 million, which included the impact of a credit taken in 2013 related to the cancellation of unvested shares granted to Legend employees and Legend advisors. The share-based compensation increase is due to higher amortization expense associated with our April 2013 and December 2012 grants of nonvested stock compared to grants that became fully vested in 2012 and an increase in non-employee advisor stock award amortization expense.  Group insurance costs increased $0.8 million based on unfavorable claims experience. Partially offsetting these increases, capitalized software development activities increased $0.8 million.

General and Administrative Costs

General and administrative expenses increased $4.7 million to $20.5 million for the third quarter of 2013 compared to the third quarter of 2012.  During the third quarter of 2012, we recorded an adjustment of $3.5 million to reflect lower estimated costs of distributing an SEC market timing settlement dating back to 2006, and a reduction in the estimated legal costs related to an ongoing class action suit.  Excluding these items in 2012, general and administrative costs increased $1.2 million due to increased dealer services costs based on higher asset levels in certain share classes and increased costs for temporary office staff, partially offset by lower legal costs.

For the nine months ended September 30, 2013, general and administrative expenses increased $6.4 million compared to the same period in 2012.  Included in the second quarter of 2013 were one-time structuring, offering and organizational costs for the launch of the Ivy High Income Opportunities Fund in the amount of $6.7 million.  During the second quarter of 2012, we recorded a pre-tax charge of $5.0 million to reflect the impairment of certain capitalized software development costs.  Excluding the $6.7 million charge recorded in 2013, the $5.0 million charge recorded in 2012 and the $3.5 million adjustment in 2012 described above, general and administrative expenses increased $1.2 million, due to higher dealer service costs, higher costs incurred for our national branding campaign and higher temporary office staff expenses, offset by lower legal and computer service and software costs.

Subadvisory Fees

Subadvisory fees represent fees paid to other asset managers for providing advisory services for certain mutual fund portfolios.  These expenses reduce our operating margin since we pay out approximately half of our management fee revenue received from subadvised products.  Gross management fee revenues for products subadvised by others were $3.2 million for the three months ended September 30, 2013 compared to $9.8 million for the third quarter of 2012 due to a 61% decrease in average net assets.  For the nine months ended September 30, 2013, gross management fee revenues for products subadvised by others were $20.6 million compared to $32.6 million for the same period in 2012 due to a 13% decrease in average net assets.  The decrease in average net assets is a result of internalizing the management of the Global Natural Resources funds after the portfolio manager’s retirement from Mackenzie Financial Corporation, the subadvisor, during the third quarter of 2013.  Subadvisory expenses followed the same pattern of decrease compared to 2012.

Other Income and Expenses

Investment and Other Income, Interest Expense and Taxes

Investment and other income was $5.2 million for the quarter ended September 30, 2013, compared to $2.6 million in the same period a year ago.  We recorded realized gains of $2.2 million on the sale of available for sale mutual fund holdings during the current quarter compared to $1.2 million in the third quarter of 2012. In our mutual fund trading portfolio, we recorded mark-to-market gains of $2.8 million during the quarter compared to gains of $1.8 million for the three months ended September 30, 2012. Included in the current year’s third quarter was a $1.1 million loss related to the Company’s investment in limited partnerships compared to a loss of $1.2 million in the third quarter of 2012. We recorded mutual fund dividend income of $0.4 million during the current quarter compared to $0.2 million in the third quarter of 2012.

For the nine months ended September 30, 2013 and 2012, investment and other income was $10.6 million and $7.9 million, respectively.  We recorded realized gains of $7.9 million on the sale of available for sale mutual fund holdings during the first nine months of 2013, compared to $2.9 million during the first nine months of 2012.  In our mutual fund trading portfolio, we recorded mark-to-market gains of $2.9 million in 2013, compared to gains of $4.7 million in 2012. The first nine months of 2013 included a $2.9 million loss related to the Company’s investment in limited partnerships compared to a loss of $1.5 million for the same period in 2012. We recorded mutual fund dividend income of $1.0 million during the first nine months of 2013 compared to $0.3 million in the first nine months of 2012.

Interest expense was $2.8 million for the three month periods ended September 30, 2013 and 2012 and $8.5 million for the nine month periods ended September 30, 2013 and 2012.

Our effective income tax rate from continuing operations was 35.2% for the third quarter of 2013, as compared to 34.5% for the third quarter of 2012.  Due to the sale of a subsidiary in 2013, the Company has deferred tax assets related to capital loss carryforwards, which are available to offset current and future capital gains.  A valuation allowance was recorded on this capital loss when realized due to the extent that this loss exceeded available capital gains. The valuation allowance was necessary due to the limited carryforward period permitted by law on losses of this character.  An increase in the fair value of the Company’s trading securities portfolio and realized capital gains on securities classified as available for sale in the third quarter of 2013 allowed for a release of the valuation allowance, thereby reducing income tax expense by $1.9 million.  Realized capital gains on securities classified as available for sale and an increase in the fair value of the Company’s trading securities portfolio in the third quarter of 2012 allowed for a release of the valuation allowance, thereby reducing income tax expense by $1.0 million.

The third quarter 2013 and 2012 effective income tax rates for continuing operations, removing the effects of the valuation allowance, would have been 37.1% and 35.7%, respectively.  The adjusted effective tax rate in the third quarter of 2012 was lower primarily due to an adjustment to a deferred tax asset to more accurately reflect future tax benefits as well as the expiration of the statute of limitations on uncertain tax positions.

Our effective income tax rate was 36.2% for the nine months ended September 30, 2013, as compared to 35.8% for the nine months ended September 30, 2012.  The effective tax rate was lower for the nine months ended September 30, 2012 primarily due to an adjustment to a deferred tax asset to more accurately reflect future tax benefits as well as the expiration of the statute of limitations on uncertain tax positions.

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

Pay Dividends

We paid quarterly dividends on our common stock that resulted in financing cash outflows of $72.1 million and $64.5 million for the first nine months of 2013 and 2012, respectively.

Repurchase Our Stock

We repurchased 1,187,839 shares and 1,158,720 shares of our common stock in the open market or privately during the nine months ended September 30, 2013 and 2012, respectively, resulting in cash outflows of $52.5 million and $36.0 million, respectively.

Operating Cash Flows

Cash from operations, our primary source of funds, increased $31.0 million for the nine months ended September 30, 2013 compared to the previous year.  The increase is partially due to decreased purchases of trading securities in the first nine months of 2013 compared to the same period in 2012.

During the first nine months of 2013, we contributed $17.0 million to the Pension Plan.  We do not expect to make additional contributions for the remainder of the year.

Investing Cash Flows

Investing activities consist primarily of the purchase, sale and maturities of available for sale investment securities, as well as capital expenditures.  We expect our 2013 capital expenditures to be in the range of $15.0 to $20.0 million.  Related to the sale of Legend, we received cash proceeds of $22.0 million during the first quarter of 2013.

Financing Cash Flows

As noted previously, dividends and stock repurchases accounted for a majority of our financing cash outflows in the first nine months of 2013 and 2012.

Future Capital Requirements

Management believes its available cash, marketable securities and expected cash flow from operations will be sufficient to fund its short-term operating and capital requirements.  Expected short-term uses of cash include dividend payments, interest payments on outstanding debt, income tax payments, seed money for new products, share repurchases, payment of deferred commissions to our financial advisors and third-parties, capital expenditures and home office leasehold improvements, and could include strategic acquisitions.

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

Our indefinite life intangible asset balance includes $16.3 million related to our subadvisory agreement to manage certain mutual fund products for Mackenzie Financial Corporation (“MFC”) recorded in connection with our purchase of Mackenzie Investment Management, Inc. in 2002.  As part of purchase accounting, a deferred tax liability was established related to this identifiable intangible asset.  As of September 30, 2013, the associated deferred tax liability is $6.1 million.

The fair value of this intangible asset exceeded its carrying amount by 20% when performing our annual testing for impairment during the second quarter.  Based on the result of our annual test, we increased the frequency of our impairment analysis for this asset, and there are no indicators of impairment as of September 30, 2013.

Supplemental Information

	Third	Third		Year to	Year to
	Quarter	Quarter		Date	Date
	2013	2012	Change	2013	2012	Change

Channel highlights
Number of Wholesalers	49	50	-2.0%	49	50	-2.0%
Number of Advisors	1,784	1,753	1.8%	1,784	1,753	1.8%
Gross revenue per advisor (in thousands)	$49.7	41.4	20.0%	$146.0	123.9	17.8%

Redemption rates - long term assets
Wholesale	25.7%	26.6%		26.6%	30.0%
Advisors	8.7%	9.7%		9.1%	9.7%
Institutional	17.0%	18.4%		19.4%	24.7%
Total	18.6%	19.3%		19.4%	21.6%

Operating highlights
Organic growth annualized	5.7%	3.7%		6.2%	4.0%
Total assets under management (in millions)	$113,744	94,809	20.0%	$113,744	94,809	20.0%

Operating Margin	29.8%	27.2%		27.2%	25.2%

Diversification (Company Total)
As % of Sales
Asset Strategy	25.9%	21.1%		29.3%	26.0%
Fixed Income	31.8%	39.4%		31.0%	34.0%
Other	42.3%	39.5%		39.7%	40.0%
As % of Assets Under Management
Asset Strategy	33.8%	33.6%		33.8%	33.6%
Fixed Income	19.0%	20.2%		19.0%	20.2%
Other	47.2%	46.2%		47.2%	46.2%

Shareholder service fees
Average assets for I, Y, and R share classes (in millions)	$24,207	18,183	33.1%	$22,704	17,741	28.0%
Number of shareholder accounts (in thousands)	4,237	4,179	1.4%	4,237	4,179	1.4%

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

Item 1A.        Risk Factors

The Company has had no material changes to its Risk Factors from those previously reported in the Company’s 2012 Form 10-K.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information about the shares of common stock we repurchased during the third quarter of 2013.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program

July 1 - July 31	116,821	$50.36	116,821	n/a	(1)
August 1 - August 31	165,140	49.35	165,140	n/a	(1)
September 1 - September 30	35,000	47.71	35,000	n/a	(1)

Total	316,961	$49.54	316,961

(1)         On August 31, 1998, we announced that our Board of Directors approved a program to repurchase shares of our common stock on the open market.  Under the repurchase program, we are authorized to repurchase, in any seven-day period, the greater of (i) 3% of our outstanding common stock or (ii) $50 million of our common stock.  We may repurchase our common stock through the New York Stock Exchange, other national or regional market systems, electronic communication networks or alternative trading systems.  Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased.  Our Board of Directors reviewed and ratified the stock repurchase program in October 2012.  During the third quarter of 2013, all stock repurchases were made pursuant to the repurchase program and 1,961 shares, reflected in the table above, were purchased in connection with funding employee income tax withholding obligations arising from the vesting of nonvested shares.

Item 6.           Exhibits

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

101

Materials from the Waddell & Reed Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Unaudited Consolidated Financial Statements, tagged in detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 1st day of November 2013.

WADDELL & REED FINANCIAL, INC.

By:	/s/ Henry J. Herrmann
Chief Executive Officer, Chairman of the Board and Director
(Principal Executive Officer)

By:	/s/ Daniel P. Connealy
Senior Vice President
and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Brent K. Bloss
Senior Vice President - Finance
and Treasurer
(Principal Accounting Officer)