Form 10-K
period 2013-12-31
WADDELL & REED FINANCIAL INC
filed 2014-02-28
CIK 1052100

Use these links to rapidly review the document

WADDELL & REED FINANCIAL, INC. Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

        The aggregate market value of the voting and non-voting common stock equity held by non-affiliates (i.e. persons other than officers, directors and stockholders holding greater than 5% of the registrant's common stock) based on the closing sale price on June 28, 2013 was $2.88 billion.

        Shares outstanding of each of the registrant's classes of common stock as of February 19, 2014 Class A common stock, $.01 par value: 84,856,621

DOCUMENTS INCORPORATED BY REFERENCE

        In Part III of this Form 10-K, portions of the definitive proxy statement for the 2014 Annual Meeting of Stockholders to be held April 16, 2014.

Index of Exhibits (Pages 86 through 90)
Total Number of Pages Included Are 90

WADDELL & REED FINANCIAL, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2013

PART I

ITEM 1.    Business

General

        Waddell & Reed Financial, Inc. (hereinafter referred to as the "Company," "we," "our" or "us") is a corporation, incorporated in the state of Delaware in 1981, that conducts business through its subsidiaries. Founded in 1937, we are one of the oldest mutual fund complexes in the United States, having introduced the Waddell & Reed Advisors Group of Mutual Funds (the "Advisors Funds") in 1940. Over time we added additional mutual fund families: Ivy Funds (the "Ivy Funds"), Ivy Funds Variable Insurance Portfolios ("Ivy Funds VIP") and InvestEd Portfolios, our 529 college savings plan ("InvestEd"). As of December 31, 2013, we had $126.5 billion in assets under management.

        We derive our revenues from providing investment management, investment product underwriting and distribution, and shareholder services administration to mutual funds and institutional and separately managed accounts. Investment management fees are based on the amount of average assets under management and are affected by sales levels, financial market conditions, redemptions and the composition of assets. Our underwriting and distribution revenues consist of Rule 12b-1 asset-based service and distribution fees, fees earned on fee-based asset allocation products and related advisory services, commissions derived from sales of investment and insurance products and distribution fees on certain variable products. The products sold have various commission structures and the revenues received from those sales vary based on the type and amount sold. Shareholder service fee revenue includes transfer agency fees, custodian fees from retirement plan accounts, and portfolio accounting and administration fees, and is earned based on assets under management or number of client accounts.

        We operate our business through three distinct distribution channels. Our retail products are distributed through third-parties such as other broker/dealers, registered investment advisors and various retirement platforms, (collectively, the "Wholesale channel") or through our sales force of independent financial advisors (the "Advisors channel"). We also market our investment advisory services to institutional investors, either directly or through consultants (the "Institutional channel").

        Our Wholesale channel efforts include retail fund distribution through broker/dealers (the primary method of distributing mutual funds for the industry), registered investment advisors (fee-based financial advisors who generally sell mutual funds through financial supermarkets) and retirement and insurance platforms. Assets under management in this channel were $67.1 billion at the end of 2013.

        In the Advisors channel, our sales force focuses its efforts primarily on financial planning, serving mostly middle class and mass affluent clients. We compete with smaller broker/dealers and independent financial advisors, as well as a span of other financial service providers. Assets under management in this channel were $43.7 billion at December 31, 2013.

        Through our Institutional channel, we serve as sub-advisor for domestic and foreign distributors of investment products for pension funds, Taft-Hartley plans and endowments. Assets under management in the Institutional channel were $15.8 billion at December 31, 2013.

Organization

        We operate our investment advisory business through our subsidiary companies, primarily Waddell & Reed Investment Management Company ("WRIMCO"), a registered investment adviser and Ivy Investment Management Company ("IICO"), the registered investment adviser for the Ivy Funds.

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

        In 2012, the Company signed a definitive agreement to sell its Legend group of subsidiaries ("Legend") and the sale closed effective January 1, 2013. Legend was our mutual fund distribution and retirement planning subsidiary based in Palm Beach Gardens, Florida. Through its network of financial advisors, Legend primarily served employees of school districts and other not-for-profit organizations. Legend Advisory Corporation, the registered investment adviser for the Legend group, and Legend Equities Corporation, a registered broker/dealer ("LEC"), were among the subsidiaries sold.

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

        Our investment management team comprises 82 professionals including 29 portfolio managers who average 22 years of industry experience and 16 years of tenure with our firm. We have significant experience in virtually all major asset classes, several specialized asset classes and a range of investment styles. At December 31, 2013, over 80% of the Company's $126.5 billion in assets under management were invested in equities, of which 68% was domestic and 32% was international. In recent years, we have supported growth of international investments by adding investment professionals native to countries that we consider emerging markets. They, along with other members of the investment team, focus on understanding foreign markets and capturing investment opportunities. Our investment management team also includes subadvisors who bring similar investment philosophies and additional expertise in specific asset classes.

Investment Management Products

        Our mutual fund families offer a wide variety of investment options. We are the exclusive underwriter and distributor of 86 registered open-end mutual fund portfolios in the Advisors Funds, Ivy Funds, Ivy Funds VIP and InvestEd. The Advisors Funds, variable products offering the Ivy Funds VIP, and InvestEd are offered primarily through our financial advisors; in some circumstances, certain of these funds are also offered through the Wholesale channel. The Ivy Funds are offered through both our Wholesale channel and Advisors channel. The Funds' assets under management are included in either our Wholesale channel or our Advisors channel depending on which channel marketed the client account or is the broker of record.

        During 2013, we completed the initial public offering of our first closed-end mutual fund, the Ivy High Income Opportunities Fund. This fund, which trades under the symbol "IVH" on the New York Stock Exchange, raised $317.0 million in its common share offering, and an additional $14.0 million related to the exercise of the underwriters' option to purchase additional shares. The fund's investment objective is to seek to provide total return through a combination of a high level of current income and capital appreciation. The fund seeks to achieve its objective by investing primarily in high yield corporate bonds of varying maturities, secured loans and other corporate fixed income instruments.

        We also added two open-end mutual funds to our product line in 2013 to help investors and financial advisors pursue the opportunity of investment in real estate securities. We launched the Ivy Global Real Estate Fund and Ivy Global Risk-Managed Real Estate Fund, both subadvised by LaSalle Investment Management Securities. Both funds seek to provide total return through long-term capital appreciation and current income. Under normal circumstances, the funds invest at least 80% of net assets in securities of companies in the real estate or real estate-related industries, primarily in equity and equity-related securities. These securities include common stocks, rights or warrants to purchase common stocks, securities convertible into common stocks and preferred stocks. The funds do not directly invest in real estate. The funds are non-diversified, meaning that they may invest a significant portion of total assets in a limited number of issuers.

        In 2013, we launched the following Ivy VIP Pathfinder funds (fund of funds with Ivy VIP Funds as the underlying funds): Moderate Managed Volatility, Moderately Aggressive Managed Volatility and

Moderately Conservative Managed Volatility. The addition of these funds to our portfolio enables us to include a volatility management feature within certain funds offered under the Pathfinder name, which we believe enhances our ongoing competitiveness in products we make available within variable insurance contracts.

        We also internalized management of the Ivy Global Natural Resources Fund and Ivy VIP Global Natural Resources Fund effective July 2, 2013. These funds were previously subadvised by Mackenzie Financial Corporation.

Other Products

        We offer our Advisors channel customers fee-based asset allocation investment advisory products, including Managed Allocation Portfolio ("MAP"), MAPPlus and Strategic Portfolio Allocation ("SPA"), which utilize our Funds. As of December 31, 2013, clients had $14.4 billion invested in our fee-based asset allocation investment advisory products. These assets are included in our mutual fund assets under management.

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

Distribution Channels

        We distribute our investment products through the Wholesale, Advisors and Institutional channels. During 2013, our Asset Strategy funds continued to play a lead role in the Company's results, comprising 29% of the Company's gross sales and 34% of the assets under management as of December 31, 2013. While we recognize the past success of these funds, we are also aware of the concentration risks to our revenue streams created by the size of these funds, despite the flexible mandate. Over the past several years, our distribution channels have successfully marketed additional products to their clients, which resulted in total sales for the Asset Strategy funds decreasing from 46% in 2010 to 29% in 2013. Over the same time period, fixed income sales have grown from 13% to 29%. We plan to continue to stress diversification of sales in 2014.

Wholesale Channel

        Our Wholesale channel generates sales through various third-party distribution outlets. Our assets under management in the Wholesale channel were $67.1 billion at December 31, 2013, including $0.5 billion in assets subadvised by other managers.

        Our team of 50 external wholesalers lead our wholesaling efforts, which focus principally on distributing the Ivy Funds through three segments: broker/dealers (the largest method of distributing mutual funds for the industry and for us), retirement platforms (401(k) platforms using multiple managers) and registered investment advisors (fee-based financial advisors who generally sell mutual funds through financial supermarkets). Additionally, our National Accounts team, comprised of 17 employees, work with the home offices of our distribution partners managing current and new relationships.

Advisors Channel

        Assets under management in the Advisors channel were $43.7 billion at December 31, 2013. Historically, our advisors have sold investment products primarily to middle income and mass affluent individuals, families and businesses across the country in geographic markets of all sizes. We assist clients on a wide range of financial issues with a significant focus on helping them plan, generally, for long-term investments such as retirement and education and offer one-on-one consultations that emphasize long-term relationships through continued service. As a result of this approach, this channel has developed a loyal customer base with clients maintaining their accounts significantly longer than the industry average. Over the past several years, we have expanded our Choice brokerage platform technology and offerings, which enable us to competitively recruit experienced advisors.

        As of December 31, 2013, our sales force consisted of 1,746 financial advisors who operate out of offices located throughout the United States. We believe, based on industry data, that our financial advisors are currently one of the largest sales forces in the United States selling primarily mutual funds, and that W&R, our broker/dealer subsidiary, ranks among the largest independent broker/dealers. As of December 31, 2013, our Advisors channel had approximately 477 thousand mutual fund customers.

        Over the past several years, we have instituted more stringent production requirements for our sales force, which has resulted in a decline in our number of advisors. However, gross sales have not declined, and this channel produced 16% more in 2013 with fewer advisors, on average, compared to 2012. Advisors channel underwriting and distribution fee revenues per the average number of advisors were $215 thousand, $180 thousand and $165 thousand for the years ended December 31, 2013, 2012 and 2011, respectively.

Institutional Channel

        Through this channel, we manage assets in a variety of investment styles for a variety of institutions. The largest client type is other asset managers that hire us to act as subadvisor; they are typically distributors who lack scale or the track record to manage internally, or choose to market multi-manager styles. Over time, the Institutional channel has been successful in developing subadvisory relationships, and as of December 31, 2013, subadvisory business comprised more than 70% of the Institutional channel's assets. Our diverse client list also includes pension funds, Taft-Hartley plans and endowments. Assets under management in the Institutional channel were $15.8 billion at December 31, 2013.

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

Competition

        The financial services industry is a highly competitive global industry. According to the ICI, at the end of 2013 there were more than 8,900 open-end investment companies and more than 600 closed-end investment companies of varying sizes, investment policies and objectives whose shares are being offered to the public in the United States alone. Factors affecting our business include brand recognition, business reputation, investment performance, quality of service and the continuity of both client relationships and assets under management. A majority of mutual fund sales go to funds that are highly rated by a small number of well-known ranking services that focus on investment performance. Competition is based on distribution methods, the type and quality of shareholder services, the success of marketing efforts, and the ability to develop investment products for certain market segments to meet the changing needs of investors and to achieve competitive investment management performance.

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

        We believe we effectively compete across multiple dimensions of the asset management and broker/dealer businesses. First, we market our products, primarily the Ivy Funds family, to unaffiliated broker/dealers and advisors and compete against other asset managers offering mutual fund products. This distribution method allows us to move beyond proprietary distribution and increases our potential pool of clients. Competition is based on sales techniques, personal relationships and skills, and the quality of financial planning products and services offered. We compete against asset managers that are both larger and smaller than our firm, but we believe that the breadth and depth of our products position us to compete in this environment. Second, our proprietary broker/dealer consists of a sales force of independent contractors affiliated with our company who have access to our proprietary financial products. We believe our business model targets customers seeking personal assistance from financial advisors or planners where the primary competition is companies distributing products through financial advisors. The market for financial advice is extremely broad and fragmented. Our financial advisors compete primarily with large and small broker/dealers, independent financial advisors, registered investment advisors and insurance representatives. Finally, we compete in the institutional marketplace, working with consultants who select asset managers for various opportunities, as well as working directly with plan sponsors, foundations, endowments, sovereign funds and other asset managers who hire subadvisors. In this marketplace, we compete with a broad range of asset managers.

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

        Our Funds are registered as investment companies with the SEC under the ICA, and various filings are made with states under applicable state rules and regulations. The ICA regulates the relationship between a mutual fund and its investment adviser and prohibits or severely restricts principal transactions and joint transactions. Various regulations cover certain investment strategies that may be used by the Funds for hedging and/or speculative purposes. To the extent the Funds purchase futures contracts, options on futures contracts, swaps and foreign currency contracts, they are subject to the commodities and futures regulations of the Commodity Futures Trading Commission.

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

        The Company is also subject to federal and state laws affecting corporate governance, including the Sarbanes-Oxley Act of 2002, as well as rules adopted by the SEC. Our report on internal controls over financial reporting for 2013 is included in Part I, Item 9A.

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

        W&R, IFDI and LEC are each subject to certain net capital requirements pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Uniform Net Capital Rule 15c3-1 of the Exchange Act (the "Net Capital Rule") specifies the minimum level of net capital a registered broker/dealer must maintain and also requires that part of its assets be kept in a relatively liquid form. The Net Capital Rule is designed to ensure the financial soundness and liquidity of broker/dealers. Any failure to maintain the required minimum net capital may subject us to suspension or revocation of our registration or other limitations on our activity by the SEC, and suspension or expulsion by FINRA or other regulatory bodies, and ultimately could require the broker/dealer's liquidation. The maintenance of minimum net capital requirements may also limit our ability to pay dividends. As of December 31, 2013, 2012 and 2011, net capital for W&R and IFDI exceeded all minimum requirements. As of December 31, 2012 and 2011, net capital for LEC exceeded the minimum requirements.

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

Employees

        At December 31, 2013 we had 1,525 full-time employees, consisting of 1,203 home office employees and 322 employees responsible for advisor field supervision and administration.

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

ITEM 1A.    Risk Factors

        An Increasing Percentage Of Our Assets Under Management Are Distributed Through Our Wholesale Channel, Which Has Higher Redemption Rates Than Our Traditional Advisors Channel.    In recent years, we have focused on expanding distribution efforts relating to our Wholesale channel. The percentage of our assets under management in the Wholesale channel has increased from 10% at December 31, 2003 to 53% at December 31, 2013, and the percentage of our total sales represented by the Wholesale channel has increased from 17% for the year ended December 31, 2003 to 73% for the year ended December 31, 2013. The success of sales in our Wholesale channel depends upon our maintaining strong relationships with institutional accounts, certain strategic partners and our third party distributors. Many of those distribution sources also offer investors competing funds that are internally or externally managed, which could limit the distribution of our products. The loss of any of these distribution channels and the inability to continue to access new distribution channels could decrease our assets under management and adversely affect our results of operations and growth. There are no assurances that these channels and their client bases will continue to be accessible to us. The loss or diminution of the level of business we do with those providers could have a material adverse effect on our business, especially with the high concentration of assets in certain funds in this channel, namely the Ivy Asset Strategy fund. Compared to the industry average redemption rate of 25.7% and 24.5% for the years ended December 31, 2013 and 2012, respectively, the Wholesale channel had redemption rates of 25.2% and 30.2% for the years ended December 31, 2013 and 2012, respectively. Redemption rates were 8.9% and 9.9% for our Advisors channel in the same periods, reflecting the higher rate of transferability of investment assets in the Wholesale channel.

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

        Support provided to new products may reduce fee income, increase expenses and expose us to potential loss on invested capital.    We may support the development of new investment products by waiving a portion of the fees we receive for managing such products, by subsidizing expenses or by making seed capital investments. Seed investments in new products utilize Company capital that would otherwise be available for general corporate purposes and expose us to capital losses. Failure to have or devote sufficient capital to support new products could have an adverse impact on our future growth.

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

        There Is No Assurance That New Information Systems Will Be Implemented Successfully.    A number of the Company's key information technology systems were developed solely to handle the Company's particular information technology infrastructure. The Company is in the process of implementing new information technology and systems that it believes could facilitate and improve our core businesses and our productivity. There can be no assurance that the Company will be successful in implementing the new information technology and systems or that their implementation will be completed in a timely or cost effective manner. Failure to implement or maintain adequate information technology infrastructure could impede our ability to support business growth.

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

        We Have Substantial Intangibles On Our Balance Sheet, And Any Impairment Of Our Intangibles Could Adversely Affect Our Results of Operations And Financial Position.    At December 31, 2013, our total assets were approximately $1.3 billion, of which approximately $162.0 million, or 12%, consisted of goodwill and identifiable intangible assets. We complete an ongoing review of goodwill and intangible assets for impairment on an annual basis or more frequently whenever events or a change in circumstances warrant. Important factors in determining whether an impairment of goodwill or intangible assets might exist include significant continued underperformance compared to peers, the likelihood of termination or non-renewal of a mutual fund advisory or subadvisory contract or substantial changes in revenues earned from such contracts, significant changes in our business and products, material and ongoing negative industry or economic trends, or other factors specific to each asset or subsidiary being tested. Because of the significance of goodwill and other intangibles to our consolidated balance sheets, the annual impairment analysis is critical. Any changes in key assumptions about our business and our prospects, or changes in market conditions or other externalities, could result in an impairment charge. Any such charge could have a material effect on our results of operations and financial position.

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

        The Terms Of Our Credit Facility And Senior Unsecured Notes Impose Restrictions On Our Operations That May Adversely Impact Our Prospects And The Operations Of Our Business.    There are no assurances that we will be able to raise additional capital if needed, which could negatively impact our liquidity, prospects and operations. We have entered into a 5-year revolving credit facility with various lenders providing for total loans of $125.0 million. Under this facility, the lenders may, at their option upon our request, expand the facility to $200.0 million. At February 14, 2014, there was no balance outstanding under the revolving credit facility. We also entered into a note purchase agreement with various purchasers for the sale and issuance of $190.0 million of unsecured senior notes comprised of $95 million of 5.0% senior notes, series A, due 2018 and $95 million of 5.75% senior notes, series B, due 2021, all of which were issued on January 13, 2011. The terms and conditions of our revolving credit facility and note purchase agreement impose restrictions that affect, among other things, our ability to incur additional debt, make capital expenditures and acquisitions, merge, sell assets, pay dividends and create or incur liens. Our ability to comply with the financial covenants set forth in our credit facility and note purchase agreement could be affected by events beyond our control, and there can be no assurance that we will achieve operating results that will comply with such terms and conditions, a breach of which could result in a default under our credit facility and note purchase agreement. In the event of a default under the credit facility and/or note purchase agreement, the banks could elect to declare the outstanding principal amount of our credit facility, all interest thereon, and all other amounts payable under our credit facility to be immediately due and payable, and the Company's obligations under the senior unsecured notes could be accelerated and become due and payable, including any make-whole amount, respectively.

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

ITEM 1B.    Unresolved Staff Comments

        None.

ITEM 2.    Properties

        We own two buildings in the vicinity of buildings currently leased by our home offices: a 50,000 square foot building located in Overland Park, Kansas and a 45,000 square foot building located in Mission, Kansas. Existing home office lease agreements cover approximately 332,000 square feet for Waddell & Reed located in Overland Park, Kansas and 38,000 square feet for our disaster recovery facility. In addition, we lease office space for sales management, which is available to our financial advisors for use, in various locations throughout the United States totaling approximately 656,000 square feet. In the opinion of management, the office space owned and leased by the Company is adequate for existing operating needs.

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

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our Class A common stock ("common stock") is traded on the NYSE under the ticker symbol "WDR." The following table sets forth, for the periods indicated, the high and low sale prices of our common stock, as reported by the NYSE, as well as the cash dividends declared for these time periods:

Market Price

	2013			2012
Quarter	High	Low	Dividends Per Share	High	Low	Dividends Per Share

1	$43.87	$35.67	$0.28	$33.58	$24.40	$0.25
2	48.08	38.70	0.28	33.53	26.55	0.25
3	55.03	43.09	0.28	34.04	27.02	0.25
4	66.09	50.76	0.34	35.77	30.91	1.28

        The cash dividends declared during the fourth quarter of 2012 includes a special cash dividend on our common stock of $1.00 per share that was paid on December 6, 2012.

        Year-end closing prices of our common stock were $65.12 and $34.82 for 2013 and 2012, respectively. The closing price of our common stock on February 14, 2014 was $68.89.

        According to the records of our transfer agent, we had 2,899 holders of record of common stock as of February 14, 2014. We believe that a substantially larger number of beneficial stockholders hold such shares in depository or nominee form.

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

Common Stock Repurchases

        Our Board of Directors has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in our stock-based compensation programs. During the year ended December 31, 2013, we repurchased 1,492,535 shares in the open market and privately at an aggregate cost, including commissions, of $72.1 million, including 665,035 shares from related parties to cover their tax withholdings from the vesting of shares granted under our stock-based compensation programs. The aggregate cost of shares obtained from related parties during 2013 was $34.5 million. The purchase price paid by us for private repurchases of our common stock from related parties is the closing market price on the purchase date.

        The following table sets forth certain information about the shares of common stock we repurchased during the fourth quarter of 2013.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under The Program
October 1 - October 31	50,000	$62.65	50,000	n/a	(1)
November 1 - November 30	51,569	62.85	51,569	n/a	(1)
December 1 - December 31	203,127	65.04	203,127	n/a	(1)

Total	304,696	$64.28	304,696

(1)
On August 31, 1998, we announced that our Board of Directors approved a program to repurchase shares of our common stock on the open market. Under the repurchase program, we are authorized to repurchase, in any seven-day period, the greater of (i) 3% of our outstanding common stock or (ii) $50 million of our common stock. We may repurchase our common stock through the New York Stock Exchange, other national or regional market systems, electronic communication networks or alternative trading systems. Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased. Our Board of Directors reviewed and ratified the stock repurchase program in October 2012. During the fourth quarter of 2013, all stock repurchases were made pursuant to the repurchase program and 196,296 shares, reflected in the table above, were purchased in connection with funding employee income tax withholding obligations arising from the vesting of nonvested shares.

Total Return Performance

Comparison of Cumulative Total Return (1)

        The above graph compares the cumulative total stockholder return on the Company's Class A common stock from December 31, 2008 through December 31, 2013, with the cumulative total return of the Standard & Poor's 500 Stock Index and the SNL Asset Manager Index. The SNL Asset Manager Index is a composite of 35 publicly traded asset management companies (including, among others, the companies in the peer group reviewed by the Compensation Committee for executive compensation purposes) prepared by SNL Financial, Charlottesville, Virginia. The graph assumes the investment of $100 in the Company's Class A common stock and in each of the two indices on December 31, 2008 with all dividends being reinvested. The closing price of the Company's Class A common stock on December 31, 2008 (the last trading day of the year) was $15.46 per share. The stock price performance on the graph is not necessarily indicative of future price performance.

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13

Waddell & Reed Financial, Inc.	100.00	203.83	241.69	174.40	258.92	496.85
SNL Asset Manager	100.00	162.23	186.74	161.52	207.23	318.46
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19

  (1)
  Cumulative total return assumes an initial investment of $100 on December 31, 2008, with the reinvestment of all dividends through December 31, 2013.

ITEM 6.    Selected Financial Data

        The following table sets forth our selected consolidated financial and other data as of the dates and for the periods indicated, and reflects continuing operations data. Selected financial data should be read in conjunction with, and is qualified in its entirety by, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and the Notes thereto appearing elsewhere in this report.

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data, percentages and personnel data)
Revenues from:
Investment management fees	$650,442	549,231	530,599	457,538	354,593
Underwriting and distribution fees	582,819	496,465	469,484	410,380	331,754
Shareholder service fees	137,093	128,109	122,449	110,348	97,969

Total revenues	1,370,354	1,173,805	1,122,532	978,266	784,316
Income from continuing operations	$252,998	192,528	172,205	153,428	104,051
Operating margin	28%	26%	25%	25%	21%
Net income per share from continuing operations, basic and diluted	$2.96	2.25	2.01	1.79	1.22
Dividends declared per common share	$1.18	2.03	0.85	0.77	0.76
Wholesale channel data:
Sales and other net flows	$21,410,584	15,930,062	16,872,811	14,742,798	14,868,968
Number of external wholesalers	50	50	51	46	34
Advisor channel data:
Sales and other net flows	$5,232,138	4,504,568	4,152,779	3,953,244	3,532,120
Advisors' productivity (1)	214.6	180.3	165.1	124.9	91.3
Average number of financial advisors	1,749	1,762	1,757	2,019	2,336
Institutional channel sales and other net flows	$3,107,689	2,719,579	3,526,019	3,702,674	1,814,978
Shares outstanding at December 31	85,236	85,679	85,564	85,751	85,806

	As of December 31,
	2013	2012	2011	2010	2009
	(in millions, except for percentages)
Assets under management	$126,543	96,365	83,157	83,673	69,783
Diversification (company total)
As % of Sales
Asset Strategy	29%	26%	37%	46%	51%
Fixed Income	29%	34%	18%	13%	12%
Other	42%	40%	45%	41%	37%
As % of Assets Under Management
Asset Strategy	34%	34%	35%	37%	35%
Fixed Income	18%	21%	17%	13%	12%
Other	48%	45%	48%	50%	53%
Balance sheet data:
Goodwill and identifiable intangible assets	$162.0	162.0	162.0	162.0	162.0
Total assets	1,337.0	1,152.8	1,082.4	976.9	983.4
Long-term debt	190.0	190.0	190.0	190.0	200.0
Total liabilities	649.7	642.6	558.8	519.8	614.3
Stockholders' equity	687.3	510.2	523.6	457.1	369.1
(1)
Advisors' productivity is calculated by dividing underwriting and distribution revenues for the Advisors channel by the average number of advisors during the year.

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

Revenue Sources

        We derive our revenues from providing investment management services, investment product underwriting and distribution, and shareholder services administration to mutual funds and institutional and separately managed accounts. Investment management fees are based on the amount of average assets under management and are affected by sales levels, financial market conditions, redemptions and the composition of assets. Our underwriting and distribution revenues consist of Rule 12b-1 asset-based service and distribution fees, fees earned on fee-based asset allocation products and related advisory services, distribution fees on certain variable products, and commissions derived from sales of investment and insurance products. The products sold have various commission structures and the revenues received from those sales vary based on the type and amount sold. Shareholder service fee revenue includes transfer agency fees, custodian fees from retirement plan accounts, portfolio accounting and administration fees, and is earned based on assets under management or number of client accounts.

Expense Drivers

        Our major expenses are underwriting and distribution-related commissions, employee compensation, information technology expense, amortization of deferred sales commissions and subadvisory fee expense.

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

        The Ivy Funds maintain strong positions on many of the leading third-party distribution platforms, and we continue efforts to diversify our sales by offering other solid performing funds besides our flagship Ivy Asset Strategy fund to our partners. During 2013, we had seven funds exceed gross sales of $250 million. Sales of products other than our Ivy Asset Strategy fund accounted for 64% of total sales during 2013 compared to 68% during 2012 and 53% for 2011. We expect the Wholesale channel to be critical in driving our organic growth rate in the coming years.

        Our Advisors channel sales force consists of 1,746 independent financial advisors spread throughout the United States, who carry out our mission of providing financial advice for retirement, education funding, estate planning and other financial needs for our clients. A distinguishing aspect of this channel is its industry low redemption rate, which can be attributed to the personal nature in which our advisors provide service to their clients, and this in turn leads to a more stable asset base for the channel.

        Over the past several years, we have experienced a decline in our number of financial advisors; however, the decline was not unexpected as we continue to push for higher production from our advisors by increasing minimum production requirements for them to stay licensed with us. Advisors channel underwriting and distribution fee revenues per advisor increased 30%, to $215 thousand, and sales and other net inflows in the channel increased 26%, to $5.2 billion, during the past two years, despite a negligible decrease in average advisor headcount. We continue to focus our recruiting efforts on bringing in experienced advisors.

        Through our Institutional channel we manage assets in a variety of investment styles for a variety of types of institutions. The largest percentage of our clients hire us to act as subadvisor for their branded products; they are typically distributors who lack scale or the track record to manage internally, or choose to market multi-manager styles. This is the smallest of our three distribution channels but it has experienced positive gross sales and net flow trends over the past two years due to our growing subadvisory relationships. Our subadvisory relationships account for more than 70% of the channel's $15.8 billion in assets at the end of 2013.

Sale of Legend

        During 2012, the Company signed a definitive agreement to sell all the common interests of Legend and the sale closed effective January 1, 2013. Based on the value of the consideration the Company expected to receive upon closing, which was less than the carrying value of net assets to be sold, the Company recorded a non-cash impairment charge of $42.4 million, which is reflected in income (loss) from discontinued operations on the statement of income in 2012. The consideration received was subject to working capital and regulatory capital adjustments through the closing date. The Company retained $7.7 million of Legend's excess working capital as part of the agreement. The agreement also included an earnout provision based on asset retention for a period of two years following the closing date.

        The operational results of Legend have been presented as discontinued operations in the consolidated financial statements for all periods presented. Unless otherwise stated, references in Management's Discussion and Analysis of Financial Condition and Results of Operations refers to continuing operations.

Operating Results

        The company ended the year with $1.4 billion in revenues. The revenue increase of 17% relative to fiscal 2012 was reflective of an increase in our average managed assets of 19% and a net flow increase of 264% year over year. Average assets under management were $109.2 billion in 2013 compared to $91.7 billion in 2012. Income from continuing operations increased 31% compared to 2012 while our operating margin improved from 25.8% to 28.1%.

        Our balance sheet remains strong, as we ended the year with cash and investments of $689.2 million. At December 31, 2013, we had no borrowings outstanding under our five year revolving credit facility, which provides for initial borrowings of up to $125.0 million and can be expanded to $200.0 million.

Assets Under Management

        Assets under management of $126.5 billion on December 31, 2013 increased $30.1 billion, or 31%, compared to $96.4 billion reported a year ago. Market appreciation of $21.7 billion across the complex and net flows of $7.4 billion generated by the Wholesale channel were the primary contributors to this increase.

Change in Assets Under Management (1)

	Wholesale Channel	Advisors Channel	Institutional Channel	Total
	(in millions)
December 31, 2013
Beginning Assets	$48,930	35,660	11,775	96,365
Sales and Other Net Inflows (2)	21,411	5,232	3,108	29,751
Redemptions	(14,313)	(4,304)	(2,622)	(21,239)
Net Exchanges	303	(306)	-	(3)

Net Flows	7,401	622	486	8,509
Market Appreciation	10,724	7,385	3,560	21,669

Ending Assets	$67,055	43,667	15,821	126,543

December 31, 2012
Beginning Assets	$40,954	31,709	10,494	83,157
Sales and Other Net Inflows (2)	15,930	4,505	2,720	23,155
Redemptions	(13,896)	(4,156)	(2,760)	(20,812)
Net Exchanges	155	(158)	-	(3)

Net Flows	2,189	191	(40)	2,340
Market Depreciation	5,787	3,760	1,321	10,868

Ending Assets	$48,930	35,660	11,775	96,365

December 31, 2011
Beginning Assets	$40,883	33,181	9,609	83,673
Sales and Other Net Inflows (2)	16,873	4,153	3,526	24,552
Redemptions	(12,995)	(4,047)	(2,480)	(19,522)
Net Exchanges	261	(262)	-	(1)

Net Flows	4,139	(156)	1,046	5,029
Market Appreciation	(4,068)	(1,316)	(161)	(5,545)

Ending Assets	$40,954	31,709	10,494	83,157

(1)
Includes all activity of the Funds and institutional and separate accounts, including money market funds and transactions at net asset value, accounts for which we receive no commissions.

(2)
Sales and Other Net Inflows is primarily gross sales (net of sales commission). This amount also includes net reinvested dividends and capital gains and investment income.

        Average assets under management, which are generally more indicative of trends in revenue for providing investment management services than the year over year change in ending assets under management, increased by 19% compared to 2012.

Average Assets Under Management

	2013		2012		2011
	Average	Percentage of Total	Average	Percentage of Total	Average	Percentage of Total
	(in millions, except percentage data)
Distribution Channel:
Wholesale Channel
Equity	$45,047	80%	37,924	83%	39,387	91%
Fixed income	11,359	20%	7,684	17%	3,684	8%
Money market	184	-	191	-	320	1%

Total	$56,590	100%	45,799	100%	43,391	100%

Advisors Channel
Equity	$28,449	72%	24,227	70%	24,477	73%
Fixed income	9,477	24%	8,933	26%	7,629	23%
Money market	1,565	4%	1,318	4%	1,203	4%

Total	$39,491	100%	34,478	100%	33,309	100%

Institutional Channel
Equity	$12,433	95%	10630	93%	9,627	93%
Fixed income	668	5%	784	7%	780	7%
Money market	-	-	-	-	-	-

Total	$13,101	100%	11,414	100%	10,407	100%

Total by Asset Class:
Equity	$85,929	79%	72,781	79%	73,491	84%
Fixed income	21,504	20%	17,401	19%	12,093	14%
Money market	1,749	1%	1,509	2%	1,523	2%

Total	$109,182	100%	91,691	100%	87,107	100%

        The following table summarizes our five largest mutual funds as of December 31, 2013 by ending assets under management and investment management fees for the last three years. The assets under management and management fees of our five largest mutual funds are presented as a percentage of our total assets under management and total management fees.

Five Largest Mutual Funds by Ending Assets Under Management and Investment Management Fees

	2013		2012		2011
	Ending	Percentage of Total	Ending	Percentage of Total	Ending	Percentage of Total
	(in millions, except percentage data)
By Assets Under Management:
Ivy Asset Strategy	$34,647	27%	25,981	27%	23,642	28%
Ivy High Income	10,365	8%	7,228	8%	3,197	4%
Ivy Science & Technology	4,648	4%	1,566	2%	1,181	1%
Ivy Mid Cap Growth	4,533	4%	2,777	3%	1,500	2%
Advisors Core Investment	4,169	3%	3,067	3%	2,724	3%

Total	$58,362	46%	40,619	43%	32,244	38%

	(in thousands, except percentage data)
By Management Fees:
Ivy Asset Strategy	$164,372	25%	142,701	26%	146,649	28%
Ivy High Income	44,095	7%	28,182	5%	12,843	2%
Ivy Mid Cap Growth	30,082	5%	18,607	3%	8,842	2%
Advisors Science & Technology	24,500	4%	19,007	3%	19,208	3%
Ivy Science & Technology	22,949	4%	11,886	2%	11,414	2%

Total	$285,998	45%	220,383	39%	198,956	37%

Results of Operations

Income from Continuing Operations

	For the Year Ended December 31,			Variance
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(in thousands, except percentage data)
Income from continuing operations	$252,998	192,528	172,205	31%	12%
Net income per share from continuing operations, basic and diluted	$2.96	2.25	2.01	32%	12%
Operating Margin	28%	26%	25%	2%	1%

Total Revenues

        Total revenues increased 17% in 2013 compared to 2012, attributable to increases in average assets under management of 19% and sales and other net inflows of 28%, while total revenues increased 5% in 2012 compared to 2011, attributable to an increase in average assets under management of 5%, partially offset by a decrease in sales and other net inflows of 6%.

	For the Year Ended December 31,			Variance
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(in thousands, except percentage data)
Investment management fees	$650,442	549,231	530,599	18%	4%
Underwriting and distribution fees	582,819	496,465	469,484	17%	6%
Shareholder service fees	137,093	128,109	122,449	7%	5%

Total revenues	$1,370,354	1,173,805	1,122,532	17%	5%

Investment Management Fee Revenues

        Investment management fee revenues are earned for providing investment advisory services to the Funds and to institutional and separate accounts. Investment management fee revenues increased $101.2 million, or 18%, in 2013 and increased $18.6 million, or 4%, in 2012.

        Investment management fee revenues are based on the level of average assets under management and are affected by sales, financial market conditions, redemptions and the composition of assets. The following graph illustrates the direct relationship between average assets under management and investment management fee revenues for the years ending December 31, 2011, 2012 and 2013.

        Revenues from investment management services provided to our retail mutual funds, which are distributed through the Wholesale, Advisors and Institutional channels, were $602.1 million in 2013 and increased $96.0 million, or 19%, compared to 2012, while the related retail average assets increased 20%. Investment management fee revenues increased at a lesser rate than the related retail average assets due to the effect of recording management fee waivers as an offset to investment management fees. Of the total management fee waivers recorded in 2013 of $10.1 million, $6.5 million related to money market accounts. Revenues from investment management services provided to our retail mutual funds were $506.1 million in 2012 and increased $16.1 million, or 3%, compared to 2011, while the related retail average assets increased 5%. Retail sales and other net inflows were $26.6 billion, $20.4 billion and $21.0 billion in 2013, 2012 and 2011, respectively.

        Institutional and separate account revenues were $48.3 million, $43.2 million and $40.6 million in 2013, 2012 and 2011, respectively. The increase in revenues in 2013 compared to 2012 was primarily attributable to a 15% increase in average assets, while the increase in revenues in 2012 compared to 2011 was a result of a 10% increase in average assets.

        In the Wholesale channel, long-term redemption rates were 25.2% in 2013, compared to 30.2% in 2012 and 29.5% in 2011. Long-term redemption rates (which exclude money market fund redemptions) in the Advisors channel were 8.9% in 2013 compared to 9.9% and 10.0% in 2012 and 2011, respectively. We expect the Advisors channel long-term redemption rate to remain lower than that of the industry average due to the personal and customized nature in which our financial advisors provide service to our clients.

        The long-term redemption rate for our Institutional channel was 20.0% in 2013 compared to 24.2% in 2012 and 23.8% in 2011. Subadvisory and defined contribution pension business comprise more than 70% of the Institutional channel's assets as of December 31, 2013 and unlike defined benefit pension accounts, the active daily flows in or out of these accounts can result in an increase in contributions and withdrawals and impact the channel's redemption rate.

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

        When a client purchases Class A shares (front-end load), the client pays an initial sales charge of up to 5.75% of the amount invested. The sales charge for Class A shares typically declines as the investment amount increases. In addition, investors may combine their purchases of all fund shares to qualify for a reduced sales charge. Class A shares purchased at net asset value are assessed a 1% contingent deferred sales charge ("CDSC") if the shares are redeemed within 12 months of purchase. When a client invests in an asset allocation product, Class A shares are purchased at net asset value. We do not charge an initial sales charge, but investors are assessed a CDSC upon early redemption of shares, up to 3% of the amount originally invested and declining to zero for investments held more than three years. For client purchases of Class B shares (back-end load) prior to January 1, 2014, we do not charge an initial sales charge, but we do charge a CDSC upon early redemption of shares, up to 5% of the lesser of the current market net asset value or the purchase cost of the redeemed shares in the first year and declining to zero for shares held for more than six years. Class B shares convert to Class A shares after seven years. Effective January 1, 2014, the Company suspended sales of Class B shares. When a client purchases Class C shares (level-load), we do not charge an initial sales charge, but we do charge investors who redeem their Class C shares in the first year a CDSC of 1% of the current market net asset value or the purchase cost of the shares redeemed, whichever is less.

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

Underwriting and Distribution Fee Revenues and Expenses

        The following tables illustrate our underwriting and distribution fee revenues and expenses segregated by distribution channel for the years ended December 31, 2013, 2012 and 2011:

	Total
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(in thousands, except percentage data)
Revenue	$582,819	496,465	469,484	17%	6%
Expenses — Direct	(524,071)	(444,854)	(428,447)	18%	4%
Expenses — Indirect	(152,642)	(145,127)	(131,772)	5%	10%

Net Distribution (Costs)/Excess	$(93,894)	(93,516)	(90,735)	0%	-3%

	Wholesale Channel
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Revenue	$207,419	178,700	179,407	16%	0%
Expenses — Direct	(268,047)	(224,744)	(224,089)	19%	0%
Expenses — Indirect	(43,923)	(39,929)	(34,358)	10%	16%

Net Distribution (Costs)/Excess	$(104,551)	(85,973)	(79,040)	-22%	-9%

	Advisors Channel
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Revenue	$375,400	317,765	290,077	18%	10%
Expenses — Direct	(256,024)	(220,110)	(204,358)	16%	8%
Expenses — Indirect	(108,719)	(105,198)	(97,414)	3%	8%

Net Distribution (Costs)/Excess	$10,657	(7,543)	(11,695)	241%	36%

        The following tables summarize the significant components of underwriting and distribution fee revenues segregated by distribution channel for the years ended December 31, 2013, 2012 and 2011:

	Total
	2013	2012	2011
	(in thousands)
Underwriting and distribution fee revenues:
Rule 12b-1 service and distribution fees	$304,659	264,192	262,169
Fee-based asset allocation product revenues	155,501	116,407	83,331
Sales commissions on front-end load mutual fund and variable annuity sales	75,008	70,996	80,321
Sales commissions on other products	22,069	23,198	25,370
Other revenues	25,582	21,672	18,293

Total	$582,819	496,465	469,484

	Wholesale Channel
	2013	2012	2011
	(in thousands)
Underwriting and distribution fee revenues:
Rule 12b-1 service and distribution fees	$198,283	170,799	170,279
Sales commissions on front-end load mutual fund sales	5,506	3,989	4,948
Other revenues	3,630	3,912	4,180

Total	$207,419	178,700	179,407

	Advisors Channel
	2013	2012	2011
	(in thousands)
Underwriting and distribution fee revenues:
Rule 12b-1 service and distribution fees	$106,376	93,393	91,890
Fee-based asset allocation product revenues	155,501	116,407	83,331
Sales commissions on front-end load mutual fund and variable annuity sales	69,502	67,007	75,373
Sales commissions on other products	22,069	23,198	25,370
Other revenues	21,952	17,760	14,113

Total	$375,400	317,765	290,077

        A significant portion of underwriting and distribution revenues are received from Rule 12b-1 asset-based service and distribution fees earned on load, load-waived and deferred-load products sold by our financial advisors and third party intermediaries. Underwriting and distribution revenues also include asset-based fees earned on our asset allocation products and commissions, sales commissions charged on front-end load products sold by our financial advisors, including mutual fund Class A shares (those sponsored by the Company and those underwritten by other non-proprietary mutual fund companies), variable annuities, sales of other insurance products, and financial planning fees. A significant amount of Wholesale mutual fund sales are load-waived.

        We divide the costs of underwriting and distribution into two components—direct costs and indirect costs. Direct selling costs fluctuate with sales volume, such as advisor commissions and management commissions paid to field management, advisor incentive compensation, commissions paid to third parties and to our own wholesalers, and related management commissions in our Wholesale channel. Direct selling costs also fluctuate with assets under management, such as Rule 12b-1 service and distribution fees paid to the same parties. Indirect selling costs are fixed costs that do not necessarily fluctuate with sales levels. Indirect costs include expenses incurred by our home office and field offices such as wholesaler salaries, marketing costs, promotion and distribution of our products through the Wholesale and Advisors channels; support and management of our financial advisors such as field office overhead, sales programs and technology infrastructure; and costs of managing and supporting our wholesale efforts through technology infrastructure and personnel. While the Institutional channel does have marketing expenses, those expenses are accounted for in compensation and related costs and general and administrative expense instead of underwriting and distribution because of the channel's integration with our investment management division, its relatively small size and the fact that there are no Rule 12b-1 fees, loads, CDSCs, or any other charges to separate account clients except investment management fees.

        We recover certain of our underwriting and distribution costs through Rule 12b-1 service and distribution fees, which are paid by the Funds. All Rule 12b-1 service and distribution fee revenue received from the Funds is recorded on a gross basis.

        Underwriting and distribution revenues earned in 2013 increased by $86.4 million, or 17%, compared to 2012. In the Wholesale channel, Rule 12b-1 asset based service and distribution fees accounted for most of the channel's $28.7 million revenue increase year over year, driven by a 24% increase in this channel's average mutual fund assets under management. Rule 12b-1 asset based service and distribution fees increased less than the increase in average assets in each channel due to the growth in Class I shares, for which we do not earn Rule 12b-1 fees. Revenues from fee-based asset allocation products continued to be a meaningful contributor to revenues, increasing to 41% of Advisors channel underwriting and distribution revenues in 2013 compared to 37% in 2012. Fee-based asset allocation assets grew from $10.1 billion at December 31, 2012 to $14.4 billion at December 31, 2013. Advisors channel average mutual fund assets under management increased by 15% year over year, and generated Rule 12b-1 asset based service and distribution fees of $106.4 million in 2013. In 2013, other revenues in the Advisors channel include E&O insurance premiums of $2.8 million collected from our advisors. Prior to 2013, these premiums were netted in operating expenses.

        Underwriting and distribution revenues earned in 2012 increased by $27.0 million, or 6%, compared to 2011. Increased Rule 12b-1 asset-based service and distribution fees of $2.0 million resulted from the increase in average mutual fund assets under management. Revenues from fee-based asset allocation products increased $33.1 million compared to 2011, driven by advisory asset growth year over year. Technology fees collected from our advisors increased other revenues in the Advisors channel by $3.0 million. Prior to the fourth quarter of 2011, these fees were netted in operating expenses. Offsetting these increases, revenues from mutual funds and variable annuity products sold in the Advisors channel decreased by $8.4 million.

        Underwriting and distribution expenses in 2013 increased by $86.7 million, or 15%, compared to 2012. Direct expenses in the Wholesale channel increased $43.3 million compared to 2012 as a result of an increase in average wholesale assets under management and higher sales volume year over year. We incurred higher dealer compensation paid to third party distributors, increased Rule 12b-1 asset-based service and distribution expenses and higher wholesaler commissions. Direct expenses in the Advisors channel increased $35.9 million, or 16%, due to increased commissions related to the sale of fee-based asset allocation products of $27.4 million and increased Rule 12b-1 asset-based service and distribution expenses of $6.2 million. Indirect expenses increased a total of $7.5 million compared to 2012. The indirect expenses increase of $4.0 million in the Wholesale channel was due to higher computer services and software costs and marketing costs. The increase in indirect expenses in the Advisors channel of $3.5 million was due to higher computer services and software costs, higher group health insurance costs and higher sales convention costs, partially offset by lower costs associated with our electronic books and records conversion project.

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

        During 2013, shareholder service fees revenue increased $9.0 million, or 7%, over 2012. The increase is due to higher asset-based fees of $9.6 million year over year in the I, Y and R share classes. Assets in the I, Y and R shares classes grew from an average of $18.1 billion in 2012 to an average of $23.8 billion in 2013, representing an increase of 31%. The increase in asset-based fees was partially offset by lower account-based fees, due to a decrease in technology reimbursements from the Funds. The decrease in technology reimbursement was a result of favorable pricing received on the renewal of a vendor contract effective at the beginning of 2013, and also resulted in lower general and administrative expenses for the year.

        During 2012, shareholder service fees revenue increased $5.7 million, or 5%, over 2011. The majority of the increase is due to higher asset-based fees of $4.5 million year over year in the I, Y and R share classes. Assets in the I, Y and R shares classes grew from an average of $15.4 billion in 2011 to an average of $18.1 billion in 2012, an increase of 18%. Additionally, account-based revenues increased $1.2 million, due to a 1% increase in the average number of client accounts.

Total Operating Expenses

        Operating expenses increased $114.5 million, or 13%, in 2013 compared to 2012 and $35 million, or 4%, in 2012 compared to 2011, primarily due to increased underwriting and distribution expenses and compensation and related costs, partially offset by decreased subadvisory fees. Underwriting and distribution expenses are discussed above.

	For the Year Ended December 31,			Variance
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(in thousands, except percentage data)
Underwriting and distribution	$676,713	589,981	560,219	15%	5%
Compensation and related costs	197,597	171,775	157,332	15%	9%
General and administrative	86,419	75,332	74,110	15%	2%
Subadvisory fees	12,220	21,009	29,885	-42%	-30%
Depreciation	12,834	13,211	14,764	-3%	-11%

Total operating expenses	$985,783	871,308	836,310	13%	4%

Compensation and Related Costs

	For the Year Ended December 31,			Variance
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(in thousands, except percentage data)
Compensation and related costs	$197,597	171,775	157,332	15%	9%
As a percent of revenue	14%	15%	14%	-1%	1%

        Compensation and related costs in 2013 increased $25.8 million, or 15%, compared to 2012. An incentive compensation expense increase of $12.9 was the primary driver. Base salaries and payroll taxes contributed $6.7 million to the increase, due to an increase in average headcount of 3% and annual merit increases during 2013. Share-based compensation increased $4.4 million compared to 2012 primarily due to higher amortization expense associated with our April 2013, December 2012 and April 2012 grants of nonvested stock compared to grants that became fully vested in 2013. Group insurance costs increased $1.1 million year over year based on unfavorable claims experience.

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

General and Administrative Expenses

	For the Year Ended December 31,			Variance
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(in thousands, except percentage data)
General and administrative expenses	$86,419	75,332	74,110	15%	2%
As a percent of revenue	6%	6%	7%	-	-1%

        General and administrative expenses are operating costs other than those related to compensation and to distribution efforts, including, but not limited to, computer services and software costs, telecommunications, facilities costs of our home offices, costs of professional services including legal and accounting, and insurance.

        General and administrative expenses increased $11.1 million for the year ended December 31, 2013 compared to 2012. Included in 2013 were one-time structuring, offering and organizational costs for the launch of the Ivy High Income Opportunities Fund in the amount of $6.7 million. During 2012, we recorded a charge of $5.0 million to reflect the impairment of certain capitalized software development costs. Also included in 2012 was an adjustment to lower general and administrative expenses by $3.5 million to reflect lower estimated costs of distributing an SEC market timing settlement dating back to 2006, and a reduction in the estimated legal costs related to an ongoing class action suit. Excluding these charges in both years, general and administrative expenses increased $5.9 million, due primarily to increased dealer service costs based on higher asset levels in certain share classes of $5.0 million, higher national branding campaign expenses and temporary office staff costs. Partially offsetting these increases were lower computer services and software expenses and legal costs. We expect computer services and software expenses to increase in 2014 based on our current technology initiatives.

        General and administrative expenses increased $1.2 million for the year ended December 31, 2012 compared to 2011. Included in 2012 is a net $1.5 million expense in software development impairment charges and SEC settlement and legal adjustments as noted above. Included in 2011 is a $1.8 million charge related to the write-off of software capitalization costs due to the discontinuation of use of certain software licenses. Excluding these items in both years, general and administrative expenses increased $1.5 million, due primarily to increased costs incurred for third party servicing of our shareholder accounts of $3.1 million, higher computer services and software costs and increased costs for temporary office staff related to our electronic books and records conversion project. Costs decreased related to our national branding campaign year over year.

Subadvisory Fees

        Subadvisory fees represent fees paid to other asset managers for providing advisory services for certain mutual fund portfolios. These expenses reduce our operating margin since we pay out approximately half of our management fee revenue received from subadvised products. Gross management fee revenues for products subadvised by others were $24.0 million for the year ended December 31, 2013 compared to $41.7 million and $59.3 million for 2012 and 2011, respectively, due to a 40% decrease in average assets from 2012 to 2013 and a 31% decrease in average assets from 2011 to 2012. The decrease in average net assets from 2012 to 2013 is a result of internalizing the management of the Global Natural Resources funds after the portfolio manager's retirement from Mackenzie Financial Corporation, the subadvisor, during the third quarter of 2013. Subadvisory expenses followed the same pattern for the past three years.

        Subadvised assets under management at December 31, 2013 were $1.8 billion compared to the annual average of $3.0 billion for 2013. Since subadvisory expenses are a function of sales, redemptions and market action for subadvised assets, assuming a flat market in 2014, the lower asset base will likely result in a decrease to subadvisory expenses for the coming year.

Other Income and Expenses

Investment and Other Income

        Investment and other income increased $10.1 million in 2013 compared to 2012. The current year included mark-to-market gains on mutual fund holdings in our trading portfolio of $3.9 million compared to gains in 2012 of $4.8 million. We recorded realized gains on the sale of available for sale mutual funds of $12.6 million during 2013 compared to $3.2 million in 2012. We recorded mutual fund dividend income of $4.3 million in 2013 compared to $1.6 million in 2012. In 2013 and 2012, we recorded losses related to our investment in a limited partnership of $4.9 million and $2.0 million, respectively.

        Investment and other income increased $7.7 million in 2012 compared to 2011. The current year included mark-to-market gains on mutual fund holdings in our trading portfolio of $4.8 million compared to losses in 2011 of $1.1 million. We recorded realized gains on the sale of available for sale mutual funds of $3.2 million and $2.2 million in 2012 and 2011, respectively. Interest and gains related to our corporate bond portfolio increased $0.8 million compared to the prior year. Write-downs of our investment in limited partnerships increased $0.5 million in 2012.

Interest Expense

        Interest expense was $11.2 million, $11.3 million and $11.4 million in 2013, 2012 and 2011, respectively. Although the majority of our interest expense is fixed based on our $190.0 million senior unsecured notes, we did benefit from lower costs associated with the renewal of our credit facility in 2013.

Income Taxes

        Our effective income tax rate from continuing operations was 35.7%, 36.0% and 37.8% in 2013, 2012 and 2011, respectively. The Company sold subsidiaries in 2009 and 2013, which generated capital losses available to offset potential future capital gains. Due to the character of the losses and the limited carryforward period permitted by law, a valuation allowance was recorded on a portion of these capital losses. During 2013, 2012 and 2011, realized capital gains allowed for a release of the valuation allowance of $7.2 million, $2.3 million and $0.4 million, respectively. In each year, this release of the valuation allowance was recorded as a reduction to income tax expense and, as a result, decreased our effective tax rate. The lower effective tax rate in 2013 as compared to 2012 and 2012 as compared to 2011 were primarily the result of the utilization of capital losses in 2013 and 2012.

        Our 2013, 2012 and 2011 effective tax rates from continuing operations, removing the effects of the valuation allowance, would have been 37.5%, 36.8% and 38.0%, respectively. When the statute of limitations lapses and a tax year is no longer subject to potential future audit, the Company recognizes any tax benefits previously considered uncertain related to that tax year. The effective income tax rate, exclusive of the valuation allowance, increased in 2013 as compared to 2012 due to less recognition of tax benefits as a result of the lapse of the statute of limitations. Also in 2012, the Company identified favorable treatment on expenses previously considered nondeductible for income tax purposes, thereby generating tax refunds related to the 2009 and 2010 tax years. The 2012 effective income tax rate, exclusive of the valuation allowance, decreased as compared to 2011 due to higher recognition of tax benefits as a result of the lapse of the statute of limitations and the identification of favorable treatment of expenses previously considered nondeductible for income tax purposes.

Liquidity and Capital Resources

        The following table summarizes certain key financial data relating to our liquidity and capital resources:

	For the Year Ended December 31,				Variance
					2013 vs. 2012	2012 vs. 2011
	2013	2012	2011
	(in thousands, except percentage data)
Balance Sheet Data: (1)
Cash and cash equivalents	$487,845	328,027	323,916		49%	1%
Cash and cash equivalents - restricted	121,419	92,980	50,556		31%	84%
Investment securities	201,348	176,142	134,262		14%	31%
Long-term debt	190,000	190,000	190,000		0%	0%
Cash Flow Data:
Cash flows from operating activities	286,916	233,435	283,139	(2)	23%	-18%
Cash flows from investing activities	25,622	(17,129)	(30,242)		-250%	-43%
Cash flows from financing activities	(155,023)	(213,059)	(121,129)		27%	-76%

(1)
Balance sheet data excludes discontinued operations held for sale for all periods presented.

(2)
Maturities of U.S. treasury bills and commercial paper of $66.0 million during 2011 is included in cash flows from operating activities.

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

Pay Dividends

        The Board of Directors approved an increase in the quarterly dividend on our common stock from $0.28 per share to $0.34 per share beginning with our fourth quarter 2013 dividend, paid on February 3, 2014. We paid a special cash dividend on our common stock of $1.00 per share in 2012. Dividends on our common stock resulted in financing cash outflows of $96.0 million, $171.3 million and $68.8 million in 2013, 2012 and 2011, respectively.

Repurchase Our Stock

        In both 2013 and 2012, we purchased 1.5 million shares of our Class A common stock, compared to 2.0 million shares in 2011. These share repurchase amounts included 665,035 shares, 568,568 shares and 494,207 shares from employees who elected to tender shares to cover their minimum tax withholdings with respect to vesting of stock awards during the years ended December 31, 2013, 2012 and 2011, respectively.

        In the future, we plan to repurchase shares, at a minimum, to offset dilution from shares issued for employee stock-based compensation programs. During 2014, we estimate that we will repurchase approximately 600 thousand shares from employees who elect to tender shares to cover their minimum tax withholdings arising from the vesting of nonvested shares.

Operating Cash Flows

        Cash from operations is our primary source of funds and increased $53.5 million from 2012 to 2013. The increase is primarily due to increased net income before non-cash charges compared to the prior year.

        The payable to investment companies for securities, payable to customers and other receivables accounts can fluctuate significantly based on trading activity at the end of a reporting period. Changes in these accounts result in variances within cash from operations on the statement of cash flows; however, there is no impact to the Company's liquidity and operations for the variances in these accounts.

        We pay our financial advisors and third parties upfront commissions on the sale of Class B and C shares and certain fee-based asset allocation products. Funding of such commissions during the years ended December 31, 2013, 2012 and 2011 totaled $68.5 million, $54.4 million and $57.9 million, respectively. The drivers of commission funding in 2013 were fee-based asset allocation products, for which $37.3 million was funded, and Class C shares, for which $24.6 million was funded. In 2012, $28.0 million was funded for fee-based asset allocation products and $19.0 million was funded for Class C shares. During 2011, funding for fee-based asset allocation products and Class C shares were $26.5 million and $23.0 million, respectively.

        Contributions to our pension plan are not expected to exceed $20 million for 2014. A contribution of $10.0 million was made to the plan in January 2014.

Investing Cash Flows

        Investing activities consist primarily of the purchase and sale of available for sale investment securities, as well as capital expenditures. We expect our 2014 capital expenditures to be in the range of $25.0 to $35.0 million.

Financing Cash Flows

        As noted previously, dividends and stock repurchases accounted for a majority of our financing cash outflows in 2013.

        On August 31, 2010, the Company entered into an agreement to complete a $190.0 million private placement of senior unsecured notes that were issued and sold in two tranches: $95.0 million bearing interest at 5.0% and maturing January 13, 2018, Series A, and $95.0 million bearing interest of 5.75% and maturing January 13, 2021, Series B (collectively the "Senior Notes"). The agreement contained a delayed funding provision that allowed the Company to draw down the proceeds in January 2011 when the 5.6% senior notes (the "Notes") matured. The Company used the proceeds of the issuance and sale of the Senior Notes to repay in full the Notes. Interest is payable semi-annually in January and July of each year. The most restrictive provisions of the agreement require the Company to maintain a consolidated leverage ratio not to exceed 3.0 to 1.0 for four consecutive quarters and a consolidated interest coverage ratio of not less than 4.0 to 1.0 for four consecutive quarters. The Company was in compliance with these covenants and similar covenants in prior facilities for all periods presented. As of December 31, 2013, the Company's consolidated leverage ratio was 0.4 to 1.0, and consolidated interest coverage ratio was 42.2 to 1.0.

        The Company entered into a five year revolving credit facility (the "Credit Facility") with various lenders, effective June 28, 2013, which provides for initial borrowings of up to $125.0 million and replaced the Company's previous revolving credit facility. Lenders may, at their option upon the Company's request, expand the facility to $200.0 million. There were no borrowings under the Credit Facility at December 31,

2013 or at any point during the year. The Credit Facility's covenants match those outlined above for the Senior Notes.

Short Term Liquidity and Capital Requirements

        Management believes its available cash, marketable securities and expected cash flow from operations will be sufficient to fund its short-term operating and capital requirements during 2014. Expected short-term uses of cash include dividend payments, interest payments on outstanding debt, income tax payments, seed money for new products, share repurchases, payment of deferred commissions to our financial advisors and third parties, capital expenditures and home office leasehold and building improvements, and could include strategic acquisitions.

Long Term Liquidity and Capital Requirements

        Expected long-term capital requirements include indebtedness, operating leases and purchase obligations, and potential recognition of tax liabilities, summarized in the following table as of December 31, 2013. Purchase obligations include amounts that will be due for the purchase of goods and services to be used in our operations under long-term commitments or contracts. The majority of our purchase obligations are reimbursable to us by the Funds.

	Total	2014	2015- 2016	2017- 2018	Thereafter/ Indeterminate
	(in thousands)
Long-term debt obligations, including interest	$252,344	10,213	20,425	113,050	108,656
Non-cancelable operating lease commitments	87,241	21,055	31,553	17,629	17,004
Purchase obligations	243,786	45,732	68,130	61,300	68,624
Unrecognized tax benefits	12,007	610	-	-	11,397

	$595,378	77,610	120,108	191,979	205,681

        Other possible long-term discretionary uses of cash could include capital expenditures for enhancement of technology infrastructure and home office expansion, strategic acquisitions, payment of dividends, income tax payments, seed money for new products, payment of upfront fund commissions for Class C shares and certain fee-based asset allocation products, pension funding and repurchases of our common stock.

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

Accounting for Goodwill and Intangible Assets

        As of December 31, 2013, our total goodwill and intangible assets were $162.0 million, or 12%, of our total assets. Two significant considerations arise with respect to these assets that require management estimates and judgment: (i) the valuation in connection with the initial purchase price allocation, and (ii) the ongoing evaluation of impairment.

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

        In 2013, the Company's annual impairment test indicated that goodwill and identifiable intangible assets were not impaired. Related to goodwill, the fair value of the investment management and related services reporting unit exceeded its carrying value by more than 100%.

        Our indefinite life intangible asset balance includes $16.3 million related to our subadvisory agreement to manage certain mutual fund products for Mackenzie Financial Corporation recorded in connection with our purchase of Mackenzie Investment Management, Inc. in 2002. As part of purchase accounting, a deferred tax liability was established related to this identifiable intangible asset. As of December 31, 2013, the associated deferred tax liability is $6.1 million.

        The fair value of this intangible asset exceeded its carrying amount by 20% when performing our annual testing for impairment during the second quarter. Based on the result of our annual test, we increased the frequency of our impairment analysis for this asset; there are no indicators of impairment as of December 31, 2013.

Accounting for Income Taxes

        In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain. In addition, respective tax authorities periodically audit our income tax returns. These audits examine our significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions. We adjust our income tax provision in the period in which we determine the actual outcomes will likely be different from our estimates. The recognition or derecognition of income tax expense related to uncertain tax positions is determined under the guidance as prescribed by Accounting Standards Codification ("ASC") "Income Taxes Topic" ASC 740. During 2013 and 2012, the Company settled four and three open tax years, respectively, that were undergoing audit by state jurisdictions in which the Company operates. These audits were settled in all material respects with no significant adjustments. The Company is currently undergoing audits in various other state jurisdictions that have not yet been settled.

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

        During 2012, the Company recorded a non-cash impairment charge for its investment in the Legend subsidiaries. The impairment created excess tax basis in our investment in Legend that was characterized as a capital loss upon the sale of Legend in 2013. Capital losses generated by the Legend sale are available to offset potential future capital gains for the next five years, and any unutilized capital loss carryforward will expire in 2018. Due to the character of the loss and the limited carryforward period permitted by law, the Company may not realize the full tax benefit of the capital loss. Management believes it is not more likely than not that the Company will generate sufficient future capital gains to realize the full benefit of these capital losses. Accordingly, a valuation allowance has been recorded on the deferred tax assets that were capital in nature as of December 31, 2013 and 2012.

        As of December 31, 2013, two of the Company's subsidiaries have state net operating loss carryforwards in certain states in which those companies file taxes on a separate company basis. These entities have recognized a deferred tax asset for such carryforwards. The carryforwards, if not utilized, will expire between 2014 and 2033. Management believes it is not more likely than not that the subsidiaries will generate sufficient future taxable income in these states to realize the benefit of these net operating loss carryforwards and, accordingly, a valuation allowance has been recorded at December 31, 2013 and 2012. We have not recorded a valuation allowance on any other deferred tax assets as of the current reporting period based on our belief that operating income will, more likely than not, be sufficient to realize the benefit of these assets over time. In the event that actual results differ from estimates or if our historical trend of positive operating income changes, we may be required to record a valuation allowance on deferred tax assets, which could have a significant effect on our consolidated financial condition and results of operations.

        Income taxes are recorded at the rates in effect in the various tax jurisdictions in which we operate. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.

Pension and Other Postretirement Benefits

        Accounting for our pension and postretirement benefit plans requires us to estimate the cost of benefits to be provided well into the future and the current value of our benefit obligations. Three critical assumptions affecting these estimates are the discount rate, the expected return on assets and the expected health care cost trend rate. The discount rate assumption was based on the Aon Hewitt AA Only Above Median Yield Curve. This discount rate was determined separately for each plan by plotting the expected benefit payments from each plan against a yield curve of high quality, zero coupon bonds and calculating the single rate that would produce the same present value of liabilities as the yield curve. The expected return on plan assets and health care cost trend rates are based upon an evaluation of our historical trends and experience, taking into account current and expected future market conditions. Other assumptions include rates of future compensation increases, participant withdrawals and mortality rates, and participant retirement ages. These estimates and assumptions impact the amount of net pension expense or income recognized each year and the measurement of our reported benefit obligation under the plans.

        In 2013, we utilized a discount rate of 4.97% for our pension plan compared to 4.22% in 2012 and 4.99% in 2011 to reflect market rates. The discount rate for our postretirement medical plan was 4.94%, 4.18% and 5.00% in 2013, 2012 and 2011 respectively. We continue to assume long-term asset returns of 7.75% on the assets in our pension plan, the same as our assumption in 2012 and 2011. Our pension plan assets at December 31, 2013 were 100% invested in the Asset Strategy style and we have targeted this same investment strategy going forward.

        The effect of hypothetical changes to selected assumptions on the Company's retirement benefit plans would be as follows:

		December 31, 2013	December 31, 2014
Assumptions	Change	Increase (Decrease) PBO/APBO (1)	Increase (Decrease) Expense (2)

(in thousands)
Pension
Discount rate	+/-50 bps	$(9,796)/10,760	$(1,278)/1,309
Expected return on assets	+/-100 bps	N/A	(1,762)/1,762
Salary scale	+/-100 bps	7,616/(7,056)	1,868/(1,746)
Other Postretirement
Discount rate	+/-50 bps	(458)/499	(75)/57
Health care cost trend rate	+/-100 bps	955/(825)	185/(211)

(1)
Projected benefit obligation ("PBO") for pension plans and accumulated postretirement benefit obligation ("APBO") for other postretirement plans.

(2)
Pre-tax impact on expense.

Deferred Sales Commissions

        We pay upfront sales commissions to our financial advisors and third party intermediary broker/dealers in connection with the sale of certain classes of mutual fund shares sold without a front-end sales charge. These costs are capitalized and amortized over the period during which the shareholder is subject to a CDSC, not to exceed five years. We recover these costs through Rule 12b-1 and other distribution plan fees, which are paid by the applicable share classes of the Advisors Funds, Ivy Funds and InvestEd, along with CDSCs paid by shareholders who redeem their shares prior to completion of the specified holding periods. Should we lose our ability to recover such sales commissions through distribution plan payments and CDSCs, the value of these assets would immediately decline, as would future cash flows. We periodically review the recoverability of deferred sales commission assets as events or changes in circumstances indicate that the carrying amount of deferred sales commission assets may not be recoverable and adjust the deferred assets accordingly.

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

Interest Rate Sensitivity

        Our interest sensitive liabilities include our long-term fixed rate senior notes and obligations for any balances outstanding under our credit facility or other short-term borrowings. Increases in market interest rates would generally cause a decrease in the fair value of the senior notes and an increase in interest expense associated with short-term borrowings and borrowings under the credit facility. Decreases in market interest rates would generally cause an increase in the fair value of the senior notes and a decrease in interest expense associated with short-term borrowings and borrowings under the credit facility. We had no short-term borrowings outstanding as of December 31, 2013.

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

ITEM 8.    Financial Statements and Supplementary Data

        Reference is made to the Consolidated Financial Statements referred to in the Index on page 49 setting forth our consolidated financial statements, together with the report of KPMG LLP dated February 27, 2014 on page 50.

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

(b)
Management's Report on Internal Control Over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control-Integrated Framework (1992)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

  Based on our evaluation under the framework in "Internal Control-Integrated Framework (1992)," management concluded that, as of December 31, 2013, our internal control over financial reporting was effective. KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, also audited the effectiveness of our internal control over financial reporting as of December 31, 2013, as stated in their attestation report which follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Waddell & Reed Financial, Inc.:

We have audited Waddell & Reed Financial, Inc.'s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Waddell & Reed Financial, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Waddell & Reed Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Waddell & Reed Financial, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 27, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Kansas City, Missouri
February 27, 2014

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

ITEM 9B.    Other Information

        None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

        Information required by this Item 10. is incorporated herein by reference to our definitive proxy statement for our 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 11.    Executive Compensation

        Information required by this Item 11. is incorporated herein by reference to our definitive proxy statement for our 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information required by this Item 12. is incorporated herein by reference to our definitive proxy statement for our 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

        Information required by this Item 13. is incorporated herein by reference to our definitive proxy statement for our 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 14.    Principal Accounting Fees and Services

        Information required by this Item 14. is incorporated herein by reference to our definitive proxy statement for our 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements.
Reference is made to the Index to Consolidated Financial Statements on page 49 for a list of all financial statements filed as part of this Report.
(a)(2)	Financial Statement Schedules.
None.
(b)	Exhibits.
Reference is made to the Index to Exhibits beginning on page 86 for a list of all exhibits filed as part of this Report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Overland Park, State of Kansas, on February 27, 2014.

WADDELL & REED FINANCIAL, INC.
By:	/s/ HENRY J. HERRMANN Henry J. Herrmann Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ HENRY J. HERRMANN Henry J. Herrmann	Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	February 27, 2014
/s/ DANIEL P. CONNEALY Daniel P. Connealy	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2014
/s/ BRENT K. BLOSS Brent K. Bloss	Senior Vice President – Finance and Treasurer (Principal Accounting Officer)	February 27, 2014
/s/ SHARILYN S. GASAWAY Sharilyn S. Gasaway	Director	February 27, 2014
/s/ THOMAS C. GODLASKY Thomas C. Godlasky	Director	February 27, 2014
/s/ ALAN W. KOSLOFF Alan W. Kosloff	Director	February 27, 2014
/s/ DENNIS E. LOGUE Dennis E. Logue	Director	February 27, 2014
/s/ MICHAEL F. MORRISSEY Michael F. Morrissey	Director	February 27, 2014
/s/ JAMES M. RAINES James M. Raines	Director	February 27, 2014
/s/ RONALD C. REIMER Ronald C. Reimer	Director	February 27, 2014
/s/ JERRY W. WALTON Jerry W. Walton	Director	February 27, 2014

WADDELL & REED FINANCIAL, INC.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Waddell & Reed Financial, Inc.:

We have audited the accompanying consolidated balance sheets of Waddell & Reed Financial, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Waddell & Reed Financial, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Waddell & Reed Financial, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2014 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Kansas City, Missouri
February 27, 2014

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2013 and 2012

	2013	2012
	(in thousands)
Assets:
Cash and cash equivalents	$487,845	328,027
Cash and cash equivalents - restricted	121,419	92,980
Investment securities	201,348	176,142
Receivables:
Funds and separate accounts	36,467	33,886
Customers and other	141,763	136,073
Deferred income taxes	7,654	7,978
Income taxes receivable	419	5,577
Prepaid expenses and other current assets	9,410	9,080
Assets of discontinued operations held for sale	-	15,150

Total current assets	1,006,325	804,893
Property and equipment, net	72,638	69,328
Deferred sales commissions, net	79,894	69,355
Goodwill and identifiable intangible assets	161,969	161,969
Deferred income taxes	3,839	17,797
Other non-current assets	12,300	11,491
Assets of discontinued operations held for sale	-	18,010

Total assets	$1,336,965	1,152,843

Liabilities:
Accounts payable	$18,821	23,795
Payable to investment companies for securities	214,085	152,749
Payable to third party brokers	59,756	46,169
Payable to customers	8,664	45,182
Accrued compensation	58,677	46,347
Other current liabilities	59,726	43,504
Liabilities of discontinued operations held for sale	-	7,587

Total current liabilities	419,729	365,333
Long-term debt	190,000	190,000
Accrued pension and postretirement costs	13,333	62,458
Other non-current liabilities	26,561	24,531
Liabilities of discontinued operations held for sale	-	281

Total liabilities	649,623	642,603

Commitments and contingencies
Stockholders' equity:
Preferred stock—$1.00 par value: 5,000 shares authorized; none issued	-	-
Class A Common stock—$0.01 par value: 250,000 shares authorized; 99,701 shares issued; 85,236 shares outstanding (85,679 at December 31, 2012)	997	997
Additional paid-in capital	267,406	230,021
Retained earnings	850,600	698,423
Cost of 14,465 common shares in treasury (14,022 at December 31, 2012)	(415,802)	(372,404)
Accumulated other comprehensive loss	(15,859)	(46,797)

Total stockholders' equity	687,342	510,240

Total liabilities and stockholders' equity	$1,336,965	1,152,843

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(in thousands, except per share data)
Revenues:
Investment management fees	$650,442	549,231	530,599
Underwriting and distribution fees	582,819	496,465	469,484
Shareholder service fees	137,093	128,109	122,449

Total	1,370,354	1,173,805	1,122,532
Operating expenses:
Underwriting and distribution	676,713	589,981	560,219
Compensation and related costs (including share-based compensation of $53,179, $48,748 and $45,384, respectively)	197,597	171,775	157,332
General and administrative	86,419	75,332	74,110
Subadvisory fees	12,220	21,009	29,885
Depreciation	12,834	13,211	14,764

Total	985,783	871,308	836,310

Operating income	384,571	302,497	286,222
Investment and other income	19,904	9,817	2,105
Interest expense	(11,244)	(11,311)	(11,408)

Income from continuing operations before provision for income taxes	393,231	301,003	276,919
Provision for income taxes	140,233	108,475	104,714

Income from continuing operations	252,998	192,528	172,205
Income (loss) from discontinued operations net of tax expense of $0, $1,058 and $2,556, respectively	—	(41,576)	3,254

Net income	$252,998	150,952	175,459

Net income per share, basic and diluted:
Income from continuing operations	$2.96	2.25	2.01
Income (loss) from discontinued operations	—	(0.49)	0.04

Net income	$2.96	$1.76	$2.05

Weighted average shares outstanding:
Basic	85,589	85,726	85,783
Diluted	85,589	85,728	85,793

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(in thousands)
Net income	$252,998	150,952	175,459
Other comprehensive income:
Unrealized appreciation (depreciation) of available for sale investment securities during the year, net of income tax expense (benefit) of $(9), $9 and $5, respectively	2,105	5,467	(8,018)
Pension and postretirement benefits, net of income tax (benefit) of $17,272, $(2,532) and $(13,232), respectively	28,833	(4,157)	(22,062)

Comprehensive income	$283,936	152,262	145,379

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended December 31, 2013, 2012 and 2011

(in thousands)

	Common Stock
			Additional Paid-in Capital	Retained Earnings		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount			Treasury Stock
Balance at December 31, 2010	99,701	$997	201,442	618,813	(346,064)	(18,027)	457,161
Net income	—	—	—	175,459	—	—	175,459
Recognition of equity compensation	—	—	46,457	16	—	—	46,473
Net issuance/forfeiture of nonvested shares	—	—	(40,442)	—	40,442	—	—
Dividends accrued, $.85 per share	—	—	—	(73,007)	—	—	(73,007)
Exercise of stock options	—	—	949	—	4,131	—	5,080
Excess tax benefits from share-based payment arrangements	—	—	8,020	—	—	—	8,020
Repurchase of common stock	—	—	—	—	(65,463)	—	(65,463)
Other comprehensive income	—	—	—	—	—	(30,080)	(30,080)

Balance at December 31, 2011	99,701	997	216,426	721,281	(366,954)	(48,107)	523,643
Net income	—	—	—	150,952	—	—	150,952
Recognition of equity compensation	—	—	49,937	56	—	—	49,993
Net issuance/forfeiture of nonvested shares	—	—	(43,106)	—	43,106	—	—
Dividends accrued, $2.03 per share	—	—	—	(173,866)	—	—	(173,866)
Exercise of stock options	—	—	(27)	—	132	—	105
Excess tax benefits from share-based payment arrangements	—	—	6,791	—	—	—	6,791
Repurchase of common stock	—	—	—	—	(48,688)	—	(48,688)
Other comprehensive income	—	—	—	—	—	1,310	1,310

Balance at December 31, 2012	99,701	997	230,021	698,423	(372,404)	(46,797)	510,240
Net income	—	—	—	252,998	—	—	252,998
Recognition of equity compensation	—	—	52,992	187	—	—	53,179
Net issuance/forfeiture of nonvested shares	—	—	(28,564)	—	28,564	—	—
Dividends accrued, $1.18 per share	—	—	—	(101,008)	—	—	(101,008)
Exercise of stock options	—	—	(35)	—	170	—	135
Excess tax benefits from share-based payment arrangements	—	—	12,992	—	—	—	12,992
Repurchase of common stock	—	—	—	—	(72,132)	—	(72,132)
Other comprehensive income	—	—	—	—	—	30,938	30,938

Balance at December 31, 2013	99,701	$997	267,406	850,600	(415,802)	(15,859)	687,342

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income	$252,998	150,952	175,459
Adjustments to reconcile net income to net cash provided by operating activities:
Write-down of impaired assets	—	42,373	—
Depreciation and amortization	13,681	15,093	16,332
Amortization of deferred sales commissions	57,931	53,863	53,855
Share-based compensation	53,179	49,993	46,473
Excess tax benefits from share-based payment arrangements	(12,992)	(6,791)	(8,020)
Gain on sale of available for sale investment securities	(14,417)	(3,163)	(2,258)
Net purchases and sales or maturities of trading securities	(25,959)	(27,470)	59,034
Loss (gain) on trading securities	(3,840)	(5,470)	1,231
Loss on sale and retirement of property and equipment	761	5,326	2,059
Capital gains and dividends reinvested	(268)	—	—
Deferred income taxes	(2,982)	(6,236)	2,395
Changes in assets and liabilities:
Cash and cash equivalents - restricted	(28,439)	(42,812)	30,628
Other receivables	(5,690)	(29,422)	(32,260)
Payable to investment companies for securities and payable to customers	24,818	63,828	(2,006)
Receivables from funds and separate accounts	(2,581)	(2,044)	(4,608)
Other assets	(1,139)	2,872	(512)
Deferred sales commissions	(68,470)	(54,430)	(57,933)
Accounts payable and payable to third party brokers	8,613	6,969	2,219
Other liabilities	41,712	20,004	1,051

Net cash provided by operating activities	286,916	233,435	283,139

Cash flows from investing activities:
Purchases of available for sale investment securities	(241,644)	(51,676)	(102,451)
Proceeds from sales and maturities of available for sale investment securities	262,171	49,809	92,282
Additions to property and equipment	(16,905)	(15,262)	(20,073)
Disposition of companies	22,000	—	—

Net cash provided (used in) investing activities	25,622	(17,129)	(30,242)

Cash flows from financing activities:
Dividends paid	(96,018)	(171,267)	(68,766)
Repurchase of common stock	(72,132)	(48,688)	(65,463)
Exercise of stock options	135	105	5,080
Excess tax benefits from share-based payment arrangements	12,992	6,791	8,020

Net cash used in financing activities	(155,023)	(213,059)	(121,129)

Net increase in cash and cash equivalents	157,515	3,247	131,768
Cash and cash equivalents at beginning of year, including discontinued operations	330,330	327,083	195,315

Cash and cash equivalents at end of year	487,845	330,330	327,083
Less cash and cash equivalents of discontinued operations at end of year	—	2,303	3,167

Cash and cash equivalents of continuing operations at end of year	$487,845	$328,027	$323,916

Cash paid for:
Income taxes (net)	$124,196	98,181	105,080
Interest	$10,297	10,286	10,426

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

1.     Description of Business

        Waddell & Reed Financial, Inc. and subsidiaries (hereinafter referred to as the "Company," "we," "our" and "us") derive revenues from investment management services, investment product underwriting and distribution, and shareholder services administration provided to the Waddell & Reed Advisors Group of Mutual Funds (the "Advisors Funds"), Ivy Funds (the "Ivy Funds"), Ivy Funds Variable Insurance Portfolios (the "Ivy Funds VIP") and InvestEd Portfolios ("InvestEd") (collectively, the Advisors Funds, Ivy Funds, Ivy Funds VIP and InvestEd are referred to as the "Funds"), and institutional and separately managed accounts. The Funds and the institutional and separately managed accounts operate under various rules and regulations set forth by the United States Securities and Exchange Commission (the "SEC"). Services to the Funds are provided under investment management agreements, underwriting agreements and shareholder servicing and accounting service agreements that set forth the fees to be charged for these services. The majority of these agreements are subject to annual review and approval by each Fund's board of trustees. Our revenues are largely dependent on the total value and composition of assets under management. Accordingly, fluctuations in financial markets and composition of assets under management can significantly impact revenues and results of operations.

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

        Effective January 1, 2013, the Company adopted an amended accounting standard to improve the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to present separately for each component of comprehensive income, the current period reclassifications out of accumulated other comprehensive income by the respective line items of net income affected by the reclassification. The adoption was effective prospectively and did not have any effect on the Company's results of operations, financial position or liquidity.

        In 2012, the Company signed a definitive agreement to sell its Legend group of subsidiaries ("Legend") and the sale closed effective January 1, 2013. The operational results of Legend have been reclassified as discontinued operations in our consolidated financial statements for all periods presented. Unless otherwise stated, footnote references refer to continuing operations.

Use of Estimates

        GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the consolidated financial statements and accompanying notes, and

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012 and 2011

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

Disclosures About Fair Value of Financial Instruments

        Fair value of cash and cash equivalents, receivables and payables approximates carrying value. Fair value of long-term debt is disclosed in the indebtedness footnote. Fair values for investment securities are based on quoted market prices, where available. Otherwise, fair values for investment securities are based on Level 2 or Level 3 inputs detailed in Note 4.

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

Property and Equipment

        Property and equipment are carried at cost. The costs of improvements that extend the life of a fixed asset are capitalized, while the costs of repairs and maintenance are expensed as incurred. Depreciation

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012 and 2011

and amortization are calculated and recorded using the straight-line method over the estimated useful life of the related asset (or lease term if shorter), generally three to 10 years for furniture and fixtures; one to 10 years for computer software; two to five years for data processing equipment; five to 30 years for buildings; three to 26 years for other equipment; and up to 15 years for leasehold improvements, which is the lesser of the lease term or expected life.

Software Developed for Internal Use

        Certain internal costs incurred in connection with developing or obtaining software for internal use are capitalized in accordance with "Intangibles – Goodwill and Other Topic," ASC 350. Internal costs capitalized are included in property and equipment, net in the consolidated balance sheets, and were $10.4 million and $9.6 million as of December 31, 2013 and 2012, respectively. Amortization begins when the software project is complete and ready for its intended use and continues over the estimated useful life, generally one to 10 years.

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

        Prior to the sale of Legend effective January 1, 2013, the Company had two reporting units for goodwill: (i) investment management and related services and (ii) Legend. The investment management and related services reporting unit's goodwill was recorded as part of the spin-off of the Company from its former parent, and to a lesser extent, was recorded as part of subsequent business combinations that were merged into existing investment management operations. Legend, our second reporting unit for goodwill, was a stand-alone investment management subsidiary and goodwill associated with Legend could be assessed separately from other investment management operations. Additional information related to the sale of Legend is included in Notes 6 and 7.

        To determine the fair value of the Company's reporting unit, our review process uses the market and income approaches. In performing the analyses, the Company uses the best information available under the circumstances, including reasonable and supportable assumptions and projections.

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

December 31, 2013, 2012 and 2011

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

        Indefinite-life intangible assets represent advisory and subadvisory management contracts for managed assets obtained in acquisitions. The Company considers these contracts to be indefinite-life intangible assets as they are expected to be renewed without significant cost or modification of terms. The Company also tests these assets for impairment annually and when events or circumstances occur that indicate that the indefinite-life intangible asset might be impaired by comparing their fair values to the carrying amount of the assets.

Deferred Sales Commissions

        We defer certain costs, principally sales commissions and related compensation, which are paid to financial advisors and broker/dealers in connection with the sale of certain mutual fund shares sold without a front-end load sales charge. The costs incurred at the time of the sale of Class B shares sold prior to January 1, 2014 are amortized on a straight-line basis over five years, which approximates the expected life of the shareholders' investments. Effective January 1, 2014, the Company suspended sales of Class B shares. The costs incurred at the time of the sale of Class C shares are amortized on a straight-line basis over 12 months. In addition, the costs incurred at the time of the sale of shares for certain asset allocation products are deferred and amortized on a straight-line basis, not to exceed three years. We recover these deferred costs through Rule 12b-1 and other distribution fees, which are paid on the Class B and Class C shares of the Advisors Funds and Ivy Funds, along with contingent deferred sales charges ("CDSCs") paid by shareholders who redeem their shares prior to completion of the specified holding period (three years for shares of certain asset allocation products, six years for a Class B share and 12 months for a Class C share), as well as through client fees paid on the asset allocation products. Should we lose our ability to recover such sales commissions through distribution fees or CDSCs, the value of these assets would immediately decline, as would future cash flows. We periodically review the recoverability of the deferred sales commission assets as events or changes in circumstances indicate that their carrying amount may not be recoverable and adjust them accordingly.

Revenue Recognition

        We recognize investment management fees as earned over the period in which services are rendered. We charge the Funds daily based upon average daily net assets under management in accordance with investment management agreements between the Funds and the Company. The majority of investment management fees earned from institutional and separate accounts are charged either monthly or quarterly based upon an average of net assets under management in accordance with such investment management agreements. The Company may waive certain fees for investment management services at its discretion, or in accordance with contractual expense limitations, and these waivers are reflected as a reduction to investment management fees on the statement of income.

        Our investment advisory business receives research products and services from broker-dealers through "soft dollar" arrangements. Consistent with the "soft dollar" safe harbor established by Section 28(e) of the Securities Exchange Act of 1934, the investment advisory business does not have any contractual

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012 and 2011

obligation requiring it to pay for research products and services obtained through soft dollar arrangements with brokers. As a result, we present "soft dollar" arrangements on a net basis.

        Underwriting and distribution commission revenues resulting from the sale of investment products are recognized on the trade date. Fee-based asset allocation revenues are charged quarterly based upon average daily net assets under management. For certain types of investment products, primarily variable annuities, distribution revenues are generally calculated based upon average daily net assets under management and are recognized monthly. Fees collected from advisors for services related to technology and errors and omissions insurance are recorded in underwriting and distribution fees on a gross basis, as the Company is the primary obligor in these arrangements.

        Shareholder service fees are recognized monthly and are calculated based on the number of accounts or assets under management as applicable. Other administrative service fee revenues are recognized when contractual obligations are fulfilled or as services are provided.

Advertising and Promotion

        We expense all advertising and promotion costs as incurred. Advertising expense was $13.3 million, $9.9 million and $10.0 million for the years ended December 31, 2013, 2012 and 2011, respectively, and is classified in both underwriting and distribution expense and general and administrative expense in the consolidated statements of income.

Share-Based Compensation

        We account for share-based compensation expense using the fair value method. Under the fair value method, share-based compensation expense reflects the fair value of share-based awards measured at grant date, is recognized over the service period, and is adjusted each period for anticipated forfeitures. The Company also issues share-based awards to our financial advisors (our sales force) who are independent contractors. Changes in the Company's share price result in variable compensation expense over the vesting period. The fair value of options granted would be calculated using a Black-Scholes option-pricing model. The Black-Scholes model incorporates assumptions as to dividend yield, risk-free interest rate, expected volatility and expected life of the option. We have not issued options since 2002 and do not have any options outstanding as of December 31, 2013.

Accounting for Income Taxes

        Income tax expense is based on pre-tax financial accounting income, including adjustments made for the recognition or derecognition related to uncertain tax positions. The recognition or derecognition of income tax expense related to uncertain tax positions is determined under the guidance as prescribed by "Income Taxes Topic," ASC 740. Deferred tax assets and liabilities are recognized for the future tax attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is recognized for deferred tax assets if, based on available evidence, it is more likely than not that all or some portion of the asset will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012 and 2011

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

        In July 2013, the FASB issued ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). Under this standard, an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, rather than as a liability, when the uncertain tax position would reduce the net operating loss or other carryforward under the tax law. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company believes that adoption of ASU 2013-11 in 2014 will result in an immaterial impact to its consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012 and 2011

4.     Investment Securities

        Investment securities at December 31, 2013 and 2012 are as follows:

2013	Amortized cost	Unrealized gains	Unrealized losses	Fair value
	(in thousands)
Available for sale securities:
Mortgage-backed securities	$8	1	-	9
Corporate bonds	14,568	61	-	14,629
Affiliated mutual funds	87,710	5,899	(957)	92,652

	$102,286	5,961	(957)	107,290

Trading securities:
Mortgage-backed securities				37
Municipal bonds				501
Corporate bonds				9,412
Common stock				60
Affiliated mutual funds				84,048

				94,058

Total investment securities				201,348

2012	Amortized cost	Unrealized gains	Unrealized losses	Fair value
	(in thousands)
Available for sale securities:
Mortgage-backed securities	$9	1	-	10
Corporate bonds	30,408	248	(3)	30,653
Affiliated mutual funds	73,443	3,749	(1,090)	76,102

	$103,860	3,998	(1,093)	106,765

Trading securities:
Mortgage-backed securities				44
Municipal bonds				501
Corporate bonds				12,112
Common stock				37
Affiliated mutual funds				56,683

				69,377

Total investment securities				176,142

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012 and 2011

        A summary of available for sale affiliated mutual funds with fair values below carrying values at December 31, 2013 is as follows:

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(in thousands)
Affiliated mutual funds	$29,598	(939)	213	(18)	29,811	(957)

Total temporarily impaired securities	$29,598	(939)	213	(18)	29,811	(957)

        Based upon our assessment of these affiliated mutual funds, the time frame investments have been in a loss position and our intent to hold affiliated mutual funds until they have recovered, we determined that a write-down was not necessary at December 31, 2013.

        Mortgage-backed securities and corporate bonds accounted for as available for sale and held as of December 31, 2013 mature as follows:

	Amortized cost	Fair value
	(in thousands)
Within one year	$14,568	14,629
After five years but within 10 years	8	9

	$14,576	14,638

        Mortgage-backed securities, municipal bonds and corporate bonds accounted for as trading and held as of December 31, 2013 mature as follows:

Fair value
(in thousands)
Within one year	$9,412
After one year but within five years	501
After five years but within 10 years	37

$9,950

        Investment securities with fair values of $442.0 million, $79.9 million and $55.7 million were sold during 2013, 2012 and 2011, respectively. During 2013, realized gains of $14.4 million and $7.7 million were recognized from the sale of $247.0 million in available for sale securities and the sale of $195.0 million in trading securities, respectively. During 2012, net realized gains of $3.2 million and $5.3 million were recognized from the sale of $32.9 million in available for sale securities and the sale of $47.0 million in trading securities, respectively. During 2011, net realized gains of $2.3 million and $1.4 million were recognized from the sale of $22.1 million in available for sale securities and the sale of $33.6 million in trading securities, respectively.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012 and 2011

        The aggregate carrying amount of our equity method investments, classified in other assets, was $0.4 million and $4.6 million at December 31, 2013 and 2012, respectively. At December 31, 2013, our investment consists of a limited partnership interest in private equity funds.

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

        Assets classified as Level 2 can have a variety of observable inputs. These observable inputs are collected and utilized, primarily by an independent pricing service, in different evaluated pricing approaches depending upon the specific asset to determine a value. The fair value of municipal bonds is measured based on pricing models that take into account, among other factors, information received from market makers and broker/dealers, current trades, bid-wants lists, offerings, market movements, the callability of the bond, state of issuance and benchmark yield curves. The fair value of corporate bonds is measured using various techniques, which consider recently executed transactions in securities of the issuer or comparable issuers, market price quotations (where observable), bond spreads and fundamental data relating to the issuer. The fair value of equity derivatives is measured based on active market broker quotes, evaluated broker quotes and evaluated prices from vendors.

        Securities' values classified as Level 3 are primarily determined through the use of a single quote (or multiple quotes) from dealers in the securities using proprietary valuation models. These quotes involve significant unobservable inputs, and thus, the related securities are classified as Level 3 securities.

        The following tables summarize our investment securities as of December 31, 2013 and 2012 that are recognized in our consolidated balance sheets using fair value measurements based on the differing levels of inputs. There were no transfers between levels for the years ended December 31, 2013 or 2012.

2013	Level 1	Level 2	Level 3	Total

	(in thousands)
Mortgage-backed securities	$-	46	-	46
Municipal bonds	-	501	-	501
Corporate bonds	-	24,041	-	24,041
Common stock	60	-	-	60
Affiliated mutual funds	176,700	-	-	176,700

Total	$176,760	$24,588	$-	$201,348

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012 and 2011

2012	Level 1	Level 2	Level 3	Total

	(in thousands)
Mortgage-backed securities	-	54	-	54
Municipal bonds	-	501	-	501
Corporate bonds	-	42,765	-	42,765
Common stock	37	-	-	37
Affiliated mutual funds	132,785	-	-	132,785

Total	$132,822	$43,320	$-	$176,142

5.     Property and Equipment

        A summary of property and equipment at December 31, 2013 and 2012 is as follows:

	2013	2012	Estimated useful lives
	(in thousands)
Leasehold improvements	$19,991	19,610	1 - 15 years
Furniture and fixtures	32,688	30,670	3 - 10 years
Equipment	19,984	19,660	3 - 26 years
Computer software	80,692	74,081	1 - 10 years
Data processing equipment	22,374	20,207	2 - 5 years
Buildings	6,077	5,284	5 - 30 years
Land	1,940	1,940

Property and equipment, at cost	183,746	171,452
Accumulated depreciation	(111,108)	(102,124)

Property and equipment, net	$72,638	69,328

        Depreciation expense was $12.8 million, $13.2 million and $14.8 million during the years ended December 31, 2013, 2012 and 2011, respectively.

        At December 31, 2013, we had property and equipment under capital leases with a cost of $1.9 million and accumulated depreciation of $0.9 million. At December 31, 2012, we had property and equipment under capital leases with a cost of $1.9 million and accumulated depreciation of $0.8 million.

6.     Discontinued Operations

        During 2012, the Company signed a definitive agreement with First Allied Holdings Inc. to sell all of the common interests of Legend and the sale closed effective January 1, 2013. Based on the value of the consideration the Company expected to receive upon closing, which was less than the carrying value of net assets to be sold, the Company recorded a non-cash impairment charge of $42.4 million, which is reflected in income (loss) from discontinued operations on the statement of income in 2012. The consideration received was subject to working capital and regulatory capital adjustments through the closing date. The Company retained $7.7 million of Legend's excess working capital as part of the agreement. The agreement also includes a maximum earnout provision of $5.0 million based on asset retention for a period of two years following the closing date.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012 and 2011

        The operational results of Legend have been presented as discontinued operations in the consolidated financial statements for all periods presented. Legend's revenues and income (loss) before provision for income taxes for the years ended December 31, 2012 and 2011 are as follows:

	2012	2011
	(in thousands)
Revenues	$74,033	72,644
Income (loss) before provision for income taxes	$(40,518)	5,810

        For income tax purposes, the sale resulted in a $46.2 million capital loss that may only be utilized to offset future capital gains. Due to the character of the loss and the limited carry forward period permitted by law, the Company may not realize the full tax benefit of the capital loss.

        The assets and liabilities of Legend, classified as discontinued operations held for sale in the consolidated balance sheet at December 31, 2012 are as follows (in thousands):

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

December 31, 2013, 2012 and 2011

7.     Goodwill and Identifiable Intangible Assets

        Goodwill represents the excess of purchase price over the tangible assets and identifiable intangible assets of an acquired business. Our goodwill is not deductible for tax purposes. Goodwill and identifiable intangible assets (all considered indefinite lived) at December 31, 2013 and 2012 are as follows:

	2013	2012
	(in thousands)
Goodwill	$106,970	106,970
Mutual fund management advisory contracts	38,699	38,699
Mutual fund management subadvisory contracts	16,300	16,300

Total identifiable intangible assets	54,999	54,999

Total	$161,969	161,969

        As of June 30, 2012, the Company's annual impairment test indicated that the fair value of the Legend reporting unit exceeded its carrying value, which resulted in no goodwill impairment. During preliminary due diligence conducted in the third quarter regarding a possible sale of Legend, several significant issues arose regarding executive leadership, advisor retention and employee morale. As due diligence discussions progressed into formal negotiations throughout the third quarter, the Company's concerns regarding these matters escalated, the depth and consequence of which led us to determine that a change in the strategic direction of Legend was necessary, and as a result, the Company decided to move forward with a sale of Legend at a price lower than the fair value utilized in the annual impairment analysis in the second quarter. During the third quarter of 2012, $59.2 million of goodwill related to Legend was allocated to assets of discontinued operations held for sale. Additionally, $42.4 million of goodwill was written down and is included in the loss from discontinued operations in the statement of income in 2012.

8.     Indebtedness

        On August 31, 2010, the Company entered into an agreement to complete a $190.0 million private placement of senior unsecured notes that were issued and sold in two tranches: $95.0 million bearing interest at 5.0% and maturing January 13, 2018, Series A, and $95.0 million bearing interest of 5.75% and maturing January 13, 2021, Series B (collectively the "Senior Notes"). The agreement contained a delayed funding provision that allowed the Company to draw down the proceeds in January 2011 when the 5.6% senior notes (the "Notes") matured. The Company used the proceeds of the issuance and sale of the Senior Notes to repay in full the Notes. Interest is payable semi-annually in January and July of each year. The most restrictive provisions of the agreement require the Company to maintain a consolidated leverage ratio not to exceed 3.0 to 1.0 for four consecutive quarters and a consolidated interest coverage ratio of not less than 4.0 to 1.0 for four consecutive quarters. The Company was in compliance with these covenants and similar covenants in prior facilities for all periods presented. As of December 31, 2013, the Company's consolidated leverage ratio was 0.4 to 1.0, and consolidated interest coverage ratio was 42.2 to 1.0.

        The Company entered into a five year revolving credit facility (the "Credit Facility") with various lenders, effective June 28, 2013, which provides for initial borrowings of up to $125.0 million and replaced the Company's previous revolving credit facility. Lenders could, at their option upon the Company's request, expand the Credit Facility to $200.0 million. At December 31, 2013 and 2012, there were no

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012 and 2011

borrowings outstanding under the facility. Borrowings under the Credit Facility bear interest at various rates including adjusted LIBOR or an alternative base rate plus, in each case, an incremental margin based on the Company's credit rating. The Credit Facility also provides for a facility fee on the aggregate amount of commitments under the revolving facility (whether or not utilized). The facility fee is also based on the Company's credit rating level. The Credit Facility's covenants match those outlined above for the Senior Notes.

        Debt is reported at its carrying amount in the consolidated balance sheet. The fair value of the Company's outstanding indebtedness is approximately $203.7 million at December 31, 2013 compared to the carrying value of $190.0 million. The following is a summary of long-term debt at December 31, 2013 and 2012:

	2013	2012
	(in thousands)
Principal amount unsecured 5.0% senior notes due in 2018	$95,000	$95,000
Principal amount unsecured 5.75% senior notes due in 2021	95,000	95,000

Total	$190,000	190,000

9.     Income Taxes

        The provision for income taxes from continuing operations for the years ended December 31, 2013, 2012 and 2011 consists of the following:

	2013	2012	2011
	(in thousands)
Currently payable:
Federal	$131,000	104,922	93,677
State	12,197	9,335	9,033
Foreign	37	—	—

	143,234	114,257	102,710
Deferred taxes	(3,001)	(5,782)	2,004

Provision for income taxes	$140,233	108,475	104,714

        The following table reconciles the statutory federal income tax rate with our effective income tax rate from continuing operations for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefits	2.2	2.2	2.4
State tax incentives	(0.1)	(0.2)	(0.2)
Valuation allowance on losses capital in nature	(1.8)	(0.8)	(0.2)
Other items	0.4	(0.2)	0.8

Effective income tax rate	35.7%	36.0%	37.8%

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012 and 2011

        The tax effect of temporary differences that give rise to significant portions of deferred tax liabilities and deferred tax assets at December 31, 2013 and 2012 are as follows:

	2013	2012
	(in thousands)
Deferred tax liabilities:
Deferred sales commissions	$(6,928)	(7,405)
Property and equipment	(6,706)	(8,010)
Benefit plans	(10,620)	(9,723)
Identifiable intangible assets	(16,697)	(16,041)
Unrealized gains on investment securities	(1,853)	(1,084)
Prepaid expenses	(2,100)	(2,138)

Total gross deferred liabilities	(44,904)	(44,401)

Deferred tax assets:
Accrued compensation	10,893	8,491
Additional pension and postretirement liability	11,663	28,935
Other accrued expenses	5,151	5,167
Unrealized losses on investment securities	962	843
Unrealized losses on investment in partnerships	2,031	789
Capital loss carryforwards	9,474	169
Excess tax basis on investment in subsidiary	—	17,921
Nonvested stock	21,860	21,070
Unused state tax credits	866	972
State net operating loss carryforwards	6,521	6,284
Other	3,962	4,230

Total gross deferred assets	73,383	94,871
Valuation allowance	(16,986)	(24,695)

Net deferred tax asset	$11,493	25,775

        In 2012, a deferred tax asset was established for the excess tax basis in the Company's investment in Legend. Upon the realization of the capital loss from the sale of Legend in 2013, the deferred tax asset for excess tax basis converted into a deferred tax asset for capital loss carryforward. Due to the character of the loss and the limited carryforward period permitted by law, the Company may not realize the full tax benefit of the capital loss. The capital loss is available to offset capital gains realized in 2013 and potential future gains. The capital loss carryforward, if not utilized, will expire in 2018.

        As of December 31, 2013, the Company had a deferred tax asset for a capital loss carryforward of $9.5 million related to the sale of Legend. Other deferred tax assets that could generate potential future capital losses, if realized, include unrealized losses on investment securities of $1.0 million and unrealized losses on investments in partnerships of $2.0 million. Deferred tax liabilities that could generate potential future capital gains include unrealized gains on investment securities of $1.9 million. As of December 31, 2012, the Company had deferred tax assets for a capital loss carryforward of $0.2 million and excess tax basis in Legend of $17.9 million. Other deferred tax assets that could generate potential future capital losses, if realized, include unrealized losses on investment securities of $0.8 million and unrealized losses

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012 and 2011

on investments in partnerships of $0.8 million. Deferred tax liabilities that could generate potential future capital gains include unrealized gains on investment securities of $1.1 million.

        Management believes it is not more likely than not that the Company will generate sufficient future capital gains to realize the full benefit of these capital losses and accordingly, a valuation allowance in the amount of $10.6 million and $18.6 million has been recorded at December 31, 2013 and 2012, respectively. During 2013, realized capital gains on securities in the Company's investment portfolios and capital gain distributions from investments decreased the valuation allowance by $7.6 million. A reduction in the tax loss on the sale of Legend resulted in a decrease to the valuation allowance of $0.8 million. These decreases were partially offset by losses from partnership investments which increased the valuation allowance by $1.2 million. The remaining $0.8 million decrease in the valuation allowance resulted from appreciation in the fair value of the Company's available for sale securities portfolio, which was recorded as an increase to accumulated other comprehensive income.

        Certain subsidiaries of the Company have net operating loss carryforwards in certain states in which these companies file on a separate company basis. The deferred tax asset, net of federal tax effect, relating to the carryforwards as of December 31, 2013 and 2012 is approximately $6.5 million and $6.3 million, respectively. The carryforwards, if not utilized, will expire between 2014 and 2033. Management believes it is not more likely than not that these subsidiaries will generate sufficient future taxable income in these states to realize the benefit of the net operating loss carryforwards and, accordingly, a valuation allowance in the amount of $6.4 million and $6.1 million has been recorded at December 31, 2013 and 2012, respectively. The Company has state tax credit carryforwards of $0.9 million and $1.0 million as of December 31, 2013 and 2012, respectively. Of these state tax credit carryforwards, $0.6 million will expire between 2024 and 2029 if not utilized and $0.3 million will expire in 2026 if not utilized. The Company anticipates these credits will be fully utilized prior to their expiration date.

        As of January 1, 2013, the Company had unrecognized tax benefits, including penalties and interest, of $10.8 million ($7.5 million net of federal benefit) that, if recognized, would impact the Company's effective tax rate. As of December 31, 2013, the Company had unrecognized tax benefits, including penalties and interest, of $12.0 million ($8.4 million net of federal benefit) that, if recognized, would impact the Company's effective tax rate. The unrecognized tax benefits that are not expected to be settled within the next 12 months are included in other liabilities in the accompanying consolidated balance sheets; unrecognized tax benefits that are expected to be settled within the next 12 months are included in income taxes payable.

        The Company's accounting policy with respect to interest and penalties related to income tax uncertainties is to classify these amounts as income taxes. As of January 1, 2013, the total amount of accrued interest and penalties related to uncertain tax positions recognized in the consolidated balance sheet was $2.5 million ($2.0 million net of federal benefit). The total amount of penalties and interest, net of federal benefit, related to tax uncertainties recognized in the statement of income for the period ended December 31, 2013 was $0.6 million. The total amount of accrued penalties and interest related to uncertain tax positions at December 31, 2013 of $3.0 million ($2.5 million net of federal benefit) is included in the total unrecognized tax benefits described above.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012 and 2011

        The following table summarizes the Company's reconciliation of unrecognized tax benefits, excluding penalties and interest, for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
	(in thousands)
Balance at January 1	$8,322	7,467	4,759
Increases during the year:
Gross increases - tax positions in prior period	644	275	1,684
Gross increases - current-period tax positions	1,355	2,215	1,844
Decreases during the year:
Gross decreases - tax positions in prior period	(71)	(429)	(183)
Decreases due to settlements with taxing authorities	(154)	-	-
Decreases due to lapse of statute of limitations	(1,083)	(1,206)	(637)

Balance at December 31	$9,013	8,322	7,467

        In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain. In addition, respective tax authorities periodically audit our income tax returns. These audits examine our significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions. During 2013, the Company settled four open tax years that were undergoing audit by a state jurisdiction in which the Company operates. During 2012, the Company settled three open tax years that were undergoing audit by a state jurisdiction in which the Company operates. No audits were settled in 2011. The 2010 through 2013 federal income tax returns are open tax years that remain subject to potential future audit. State income tax returns for all years after 2009 and, in certain states, income tax returns for 2009, are subject to potential future audit by tax authorities in the Company's major state tax jurisdictions.

        The Company is currently being audited in various state jurisdictions. It is reasonably possible that the Company will settle the audits in these jurisdictions within the next 12-month period. It is estimated that the Company's liability for unrecognized tax benefits, including penalties and interest, could decrease by up to $2.6 million ($1.7 million net of federal benefit) upon settlement of these audits. Such settlements are not anticipated to have a significant impact on the results of operations.

10.   Pension Plan and Postretirement Benefits Other Than Pension

        We provide a non-contributory retirement plan that covers substantially all employees and certain vested employees of our former parent company (the "Pension Plan"). Benefits payable under the Pension Plan are based on employees' years of service and compensation during the final ten years of employment. We also sponsor an unfunded defined benefit postretirement medical plan that covers substantially all employees, as well as our financial advisors, who are independent contractors. The medical plan is contributory with retiree contributions adjusted annually. The medical plan does not provide for post age 65 benefits with the exception of a small group of employees that were grandfathered when such plan was established.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012 and 2011

        A reconciliation of the funded status of these plans and the assumptions related to the obligations at December 31, 2013, 2012 and 2011 follows:

	Pension Benefits			Other Postretirement Benefits
	2013	2012	2011	2013	2012	2011
	(in thousands)
Change in projected benefit obligation:
Net benefit obligation at beginning of year	$184,165	148,412	118,860	8,792	8,145	6,850
Service cost	11,011	9,373	7,101	788	693	558
Interest cost	7,711	7,570	7,195	361	400	402
Benefits paid	(19,283)	(5,760)	(6,522)	(283)	(560)	(554)
Actuarial (gain) loss	(11,499)	24,570	21,778	(1,807)	(223)	530
Retiree contributions	—	—	—	321	337	359

Net benefit obligation at end of year	$172,105	184,165	148,412	8,172	8,792	8,145

        The accumulated benefit obligation for the Pension Plan was $142.2 million and $150.8 million at December 31, 2013 and 2012, respectively.

        As part of the agreement to sell Legend, the Company retained the liability for pension and other postretirement benefits related to Legend, and these liabilities are included in the tables above.

	Pension Benefits			Other Postretirement Benefits
	2013	2012	2011	2013	2012	2011
	(in thousands)
Change in plan assets:
Fair value of plan assets at beginning of year	$133,911	103,404	106,568	—	—	—
Actual return on plan assets	38,802	21,267	(6,642)	—	—	—
Employer contributions	17,000	15,000	10,000	(38)	223	195
Retiree contributions	—	—	—	321	337	359
Benefits paid	(19,283)	(5,760)	(6,522)	(283)	(560)	(554)

Fair value of plan assets at end of year	$170,430	133,911	103,404	—	—	—

Funded status at end of year	$(1,675)	(50,254)	(45,008)	(8,172)	(8,792)	(8,145)

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012 and 2011

	Pension Benefits			Other Postretirement Benefits
	2013	2012	2011	2013	2012	2011
	(in thousands, except percentage data)
Amounts recognized in the statement of financial position:
Current liabilities	$-	-	-	(260)	(304)	(289)
Noncurrent liabilities	(1,675)	(50,254)	(45,008)	(7,912)	(8,488)	(7,856)

Net amount recognized at end of year	$(1,675)	(50,254)	(45,008)	(8,172)	(8,792)	(8,145)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income:
Transition obligation	$(27)	(32)	(37)	-	-	-
Prior service cost	(1,822)	(2,377)	(2,932)	(72)	(127)	(183)
Accumulated gain (loss)	(30,602)	(74,286)	(66,747)	1,041	(765)	(999)

Accumulated other comprehensive income (loss)	(32,451)	(76,695)	(69,716)	969	(892)	(1,182)
Cumulative employer contributions in excess of net periodic benefit cost	30,776	26,441	24,708	(9,141)	(7,900)	(6,963)

Net amount recognized at end of year	$(1,675)	(50,254)	(45,008)	(8,172)	(8,792)	(8,145)

Weighted average assumptions used to determine benefit obligation at December 31:
Discount rate	4.97%	4.22%	4.99%	4.94%	4.18%	5.00%
Rate of compensation increase	5.12%	3.99%	4.04%	Not applicable

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

        Our Pension Plan asset allocation at December 31, 2013 and 2012 is as follows:

Plan assets by category	Percentage of Plan Assets at December 31, 2013	Percentage of Plan Assets at December 31, 2012
Cash	18%	11%
Equity securities:
Domestic	33%	38%
International	40%	40%
Fixed income securities	1%	-
Private equity	1%	1%
Gold bullion	7%	10%

Total	100%	100%

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012 and 2011

        The primary investment objective is to maximize growth of the Pension Plan assets to meet the projected obligations to the beneficiaries over a long period of time, and to do so in a manner that is consistent with the Company's earnings strength and risk tolerance. Asset allocation is the most important decision in managing the assets, and it is reviewed regularly. The asset allocation policy considers the Company's financial strength and long-term asset class risk/return expectations since the obligations are long-term in nature. As of December 31, 2013, our Pension Plan assets were invested in our Asset Strategy style and are managed by our in-house investment professionals.

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

        At December 31, 2013, the Pension Plan had investment concentrations that are not typical of a classic pension plan, including a significant weighting of plan assets invested in equity securities, including 40% international equities, of which a third was invested in Japanese equities.

        Risk management is primarily the responsibility of the investment portfolio manager, who incorporates it with day-to-day research and management. Although investment flexibility is essential to this style's investment process, the Pension Plan does not invest in a number of asset classes that are commonly referred to as alternative investments, namely venture capital, direct real estate properties, timber, or oil, gas or other mineral explorations or development programs or leases. The Pension Plan also has a number of specific guidelines that serve to manage investment risk by placing limits on net securities exposure and concentration of assets within specific companies or industries.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012 and 2011

        We determine the fair value of our Pension Plan assets using broad levels of inputs as defined by related accounting standards and categorized as Level 1, Level 2 or Level 3, as previously defined in Note 4. The following tables summarize our Pension Plan assets as of December 31, 2013 and 2012. There were no transfers between levels for the years ended December 31, 2013 or 2012.

2013	Level 1	Level 2	Level 3	Total

	(in thousands)
Equity securities:
Domestic	$54,558	-	-	54,558
International	67,889	-	-	67,889
Equity derivatives	-	471	-	471
Fixed income securities:
Mortgage-backed securities	-	17	-	17
Corporate bond	-	-	1,900	1,900
Private equity	-	-	2,119	2,119
Gold bullion	12,316	-	-	12,316

Total investment securities	134,763	488	4,019	139,270
Cash and other				31,160

Total				$170,430

2012	Level 1	Level 2	Level 3	Total

	(in thousands)
Equity securities:
Domestic	$51,289	-	-	51,289
International	53,291	-	-	53,291
Fixed income securities:
Mortgage-backed securities	-	50	-	50
Private equity	-	-	1,772	1,772
Gold bullion	13,452	-	-	13,452

Total investment securities	118,032	50	1,772	119,854
Cash and other				14,057

Total				$133,911

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012 and 2011

        The following table summarizes the activity of plan assets categorized as Level 3 for the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012
Level 3 plan assets at beginning of year	$1,772	-
Purchases, issuances and settlements	1,900	1,772
Valuation change	347	-

Level 3 plan assets at end of year	$4,019	1,772

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

        The components of net periodic pension and other postretirement costs consisted of the following for the years ended December 31, 2013, 2012 and 2011:

	Pension Benefits			Other Postretirement Benefits
	2013	2012	2011	2013	2012	2011
	(in thousands)
Components of net periodic benefit cost:
Service cost	$11,011	9,373	7,101	788	693	558
Interest cost	7,711	7,570	7,195	361	400	402
Expected return on plan assets	(11,185)	(8,799)	(8,764)	—	—	—
Actuarial loss amortization	4,567	4,563	1,805	—	12	—
Prior service cost amortization	555	555	555	55	55	55
Transition obligation amortization	5	5	5	—	—	—

Net periodic benefit cost (1)	$12,664	13,267	7,897	1,204	1,160	1,015

(1)
Net periodic pension benefit and postretirement medical costs related to discontinued operations and included in the table above were $749 thousand and $543 thousand for the years ended December 31, 2012 and 2011, respectively.

        The estimated net loss, prior service cost and transition obligation for the Pension Plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2014 are $1.2 million, $520 thousand and $5 thousand, respectively. The estimated net gain and prior service cost for

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012 and 2011

the postretirement medical plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2014 are $17 thousand and $55 thousand, respectively.

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Pension Benefits			Other Postretirement Benefits
	2013	2012	2011	2013	2012	2011
Discount rate	4.22%	4.99%	6.00%	4.18%	5.00%	6.00%
Expected return on plan assets	7.75%	7.75%	7.75%	Not applicable
Rate of compensation increase	3.99%	4.04%	3.86%	Not applicable

        We expect the following benefit payments to be paid, which reflect future service as appropriate:

	Pension Benefits	Other Postretirement Benefits
	(in thousands)
2014	$8,135	260
2015	7,973	291
2016	10,431	356
2017	11,414	393
2018	11,336	489
2019 through 2023	71,145	3,458

	$120,434	5,247

        Our policy with respect to funding the Pension Plan is to fund at least the minimum required by the Employee Retirement Income Security Act of 1974, as amended, and not more than the maximum amount deductible for tax purposes. All contributions made to the Pension Plan for 2013, 2012 and 2011 were voluntary. Contributions are not expected to exceed $20 million for 2014. A contribution of $10 million was made to the Pension Plan in January 2014.

        All Company contributions to other postretirement medical benefits are voluntary, as the postretirement medical plan is not funded and is not subject to any minimum regulatory funding requirements. The contributions for each year represent claims paid for medical expenses, and we anticipate making the 2014 expected contribution with cash generated from operations. Contributions by participants to the postretirement plan were $321 thousand, $337 thousand and $359 thousand for the years ended December 31, 2013, 2012 and 2011, respectively.

        For measurement purposes, the initial health care cost trend rate was 8.52% for 2013, 9.01% for 2012 and 9.51% for 2011. The health care cost trend rate reflects anticipated increases in health care costs. The initial assumed growth rate of 8.52% for 2013 is assumed to gradually decline over the next 14 years to a rate of 4.5%. The effect of a 1% annual increase in assumed cost trend rates would increase the December 31, 2013 accumulated postretirement benefit obligation by approximately $955 thousand, and

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012 and 2011

the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2013 by approximately $197 thousand. The effect of a 1% annual decrease in assumed cost trend rates would decrease the December 31, 2013 accumulated postretirement benefit obligation by approximately $825 thousand, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2013 by approximately $163 thousand.

        We also sponsor the Waddell & Reed Financial, Inc. Supplemental Executive Retirement Plan, as amended and restated (the "SERP"), a non-qualified deferred compensation plan covering eligible employees. The SERP provides certain benefits for Company officers that the Pension Plan is prevented from providing because of compensation and benefit limits in the Internal Revenue Code.

        The SERP was adopted to supplement the annual pension paid to certain senior executive officers. Each calendar year, the Compensation Committee of the Board of Directors (the "Compensation Committee") credits participants' SERP accounts with (i) an amount equal to 4% of the executive's base salary, less the amount of the maximum employer matching contribution available under our 401(k) plan, and (ii) a non-formula award, if any, as determined by the Compensation Committee in its discretion. There were no discretionary awards made to participants during 2013, 2012 or 2011. Additionally, each calendar year, participants' accounts are credited (or charged) with an amount equal to the performance of certain hypothetical investment vehicles since the last preceding year. Upon a participant's separation, or at such other time based on a pre-existing election by a participant, benefits accumulated under the SERP are payable in installments or in a lump sum. As of December 31, 2013 and 2012, the aggregate liability to participants was $3.7 million.

        At December 31, 2013, the accrued pension and postretirement liability recorded in the consolidated balance sheet was comprised of accrued pension costs of $1.7 million, a liability for postretirement benefits in the amount of $7.9 million and an accrued liability for SERP benefits of $3.7 million. The current portion of postretirement liability of $0.3 million is included in other current liabilities on the balance sheet. At December 31, 2012, the accrued pension and postretirement liability recorded on the balance sheet was comprised of accrued pension costs of $50.3 million, a liability for postretirement benefits in the amount of $8.5 million and an accrued liability for SERP benefits of $3.7 million. The current portion of postretirement liability of $0.3 million is included in other current liabilities on the balance sheet.

11.   Employee Savings Plan

        We sponsor a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code to provide retirement benefits to substantially all of our employees following the completion of an eligibility period. As allowed under Section 401(k), the plan provides tax-deferred salary deductions for eligible employees. Our matching contributions to the plan for the years ended December 31, 2013, 2012 and 2011 were $5.1 million, $4.7 million and $4.5 million, respectively.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012 and 2011

12.   Stockholders' Equity

Earnings per Share

        For the years ended December 31, 2013, 2012 and 2011, earnings per share from continuing operations were computed as follows:

	2013	2012	2011
	(in thousands, except per share amounts)

Income from continuing operations	$252,998	192,528	172,205

Weighted average shares outstanding — basic	85,589	85,726	85,783
Dilutive potential shares from stock options	—	2	10

Weighted average shares outstanding — diluted	85,589	85,728	85,793

Earnings per share from continuing operations, basic and diluted	$2.96	2.25	2.01

Anti-dilutive Securities

        There were no anti-dilutive options for the years ended December 31, 2013 and 2012. Options to purchase 16 thousand shares of Class A common stock ("common stock") were excluded from the diluted earnings per share calculation for the year ended December 31, 2011, because they were anti-dilutive.

Dividends

        We declared dividends on our common stock of $1.18 per share, $2.03 per share and $0.85 per share for the years ended December 31, 2013, 2012 and 2011, respectively. The Board of Directors approved an increase in the quarterly dividend on our common stock from $0.28 per share to $0.34 per share beginning with our fourth quarter 2013 dividend, paid on February 3, 2014. In the fourth quarter of 2012, the Company paid a special cash dividend on our common stock of $1.00 per share (included in the 2012 total above). As of December 31, 2013 and 2012, other current liabilities included $29.0 million and $24.0 million, respectively, for dividends payable to stockholders.

Common Stock Repurchases

        The Board of Directors has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in our stock-based compensation programs. There were 1,492,535 shares, 1,536,968 shares and 1,951,331 shares repurchased in the open market or privately during the years ended December 31, 2013, 2012 and 2011, respectively, which includes 665,035 shares, 568,568 shares and 494,207 shares repurchased from employees who elected to tender shares to cover their minimum tax withholdings with respect to vesting of stock awards during the years ended December 31, 2013, 2012 and 2011, respectively.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012 and 2011

Accumulated Other Comprehensive Loss

        The following table summarizes other comprehensive income (loss) activity for the year ended December 31, 2013.

	Unrealized gains on investment securities	Change in valuation allowance for unrealized gains (losses) on investment securities	Pension and postretirement benefits	Total accumulated other comprehensive income (loss)
	(in thousands)
Balance at December 31, 2012	$1,823	32	(48,652)	(46,797)
Other comprehensive income before reclassification	10,447	6,085	25,592	42,124
Amount reclassified from accumulated other comprehensive income	(9,120)	(5,307)	3,241	(11,186)

Net current period other comprehensive income	1,327	778	28,833	30,938

Balance at December 31, 2013	$3,150	$810	(19,819)	(15,859)

        Reclassifications from accumulated other comprehensive income and included in net income are summarized in the table that follows for the year ended December 31, 2013.

	Pre-tax	Tax (expense) benefit	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Realized gain on sale of available for sale investment securities	$14,417	(5,297)	9,120	Investment and other income
Valuation allowance	—	5,307	5,307	Provision for income taxes
Amortization of pension and postretirement benefits	(5,182)	1,941	(3,241)	Underwriting and distribution expense and Compensation and related costs

Total	$9,235	1,951	11,186

13.   Share-Based Compensation

        The Company has three stock-based compensation plans: the Company 1998 Stock Incentive Plan, as amended and restated (the "SI Plan"), the Company 1998 Executive Stock Award Plan, as amended and restated (the "ESA Plan") and the Company 1998 Non-Employee Director Stock Award Plan, as amended and restated (the "NED Plan") (collectively, the "Stock Plans").

        The SI Plan allows us to grant equity compensation awards, including, among other awards, non-qualified stock options and nonvested stock as part of our overall compensation program to attract

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012 and 2011

and retain key personnel and encourage a greater personal financial investment in the Company. All of the Stock Plans also allow us to grant non-qualified stock options and/or nonvested stock to promote the long-term growth of the Company. A maximum of 30.0 million shares of common stock are authorized for issuance under the SI Plan. A maximum of 3.75 million and 1.2 million shares of common stock are authorized for issuance under the ESA Plan and NED Plan, respectively. In total, 8,432,814 shares of common stock are available for issuance as of December 31, 2013 under these plans. In addition, we make incentive payments under the Company 2003 Executive Incentive Plan, as amended and restated (the "EIP") in the form of cash, stock options, nonvested stock or a combination thereof. Incentive awards paid under the EIP in the form of stock options or nonvested stock, or granted following the conversion of cash bonus amounts into stock options and/or nonvested stock, are issued out of shares reserved for issuance under the SI and ESA Plans. Generally, shares of common stock covered by terminated, surrendered or cancelled options, by forfeited nonvested stock, or by the forfeiture of other awards that do not result in issuance of shares of common stock are again available for awards under the plan from which they were terminated, surrendered, cancelled or forfeited.

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

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012 and 2011

(a)
Stock Options

        A summary of stock option activity and related information for the year ended December 31, 2013 is presented in the table below.

	Options	Weighted average exercise price	Weighted average remaining contractual term (in years)
Outstanding at December 31, 2012	6,371	$21.09	0.50
Granted	—	—
Exercised	(6,371)	21.09
Terminated/Canceled	—	—

Outstanding at December 31, 2013	—	—	—

Exercisable at December 31, 2013	—	—	—

        The total intrinsic value (on date of exercise) of options exercised during the years ended December 31, 2013, 2012 and 2011 was $139 thousand, $72 thousand and $1.4 million, respectively. The related income tax benefit recognized was $51 thousand, $26 thousand and $0.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(b)
Nonvested Stock

        A summary of nonvested share activity and related fair value for the year ended December 31, 2013 follows:

	Nonvested Stock Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2012	4,914,080	$33.34
Granted	1,357,864	46.99
Vested	(1,651,669)	30.35
Forfeited	(314,325)	37.39

Nonvested at December 31, 2013	4,305,950	$38.50

        For the years ended December 31, 2013, 2012 and 2011, compensation expense related to nonvested stock totaled $53.2 million, $48.7 million and $45.4 million, respectively. Additional compensation expense related to Legend's nonvested stock of $1.2 million and $1.1 million for the years ended December 31, 2012 and 2011, respectively, is reflected in income (loss) from discontinued operations in the statement of income.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012 and 2011

        The related income tax benefit was $19.6 million, $17.9 million and $16.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. These benefits will be recognized upon vesting and may increase or decrease depending on the fair value of the shares on the date of vesting. As of December 31, 2013, the remaining unamortized expense of $106.9 million is expected to be recognized over a weighted average period of 2.3 years.

        The total fair value of shares vested (at vest date) during the years ended December 31, 2013, 2012 and 2011 was $80.5 million, $53.5 million and $52.5 million, respectively. The Company permits employees the right to tender a portion of their vested shares to the Company to satisfy the minimum tax withholding obligations of the Company with respect to vesting of the shares. During 2014, we expect to repurchase approximately 600 thousand shares from employees who elect to tender shares to cover their minimum tax withholdings.

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

        A broker/dealer may elect not to be subject to the Aggregate Indebtedness Standard of paragraph (a)(1)(i) of Rule 15c3-1, in which case net capital must exceed the greater of $250 thousand or 2% of aggregate debit items computed in accordance with the Formula for Determination of Reserve Requirements for broker/dealers. W&R made this election and thus is not subject to the aggregate indebtedness ratio as of December 31, 2013 or 2012.

        Net capital and aggregated indebtedness information for our broker/dealer subsidiaries is presented in the following table as of December 31, 2013 and 2012:

	2013		2012
	(in thousands)
	W&R	IFDI	W&R	IFDI	LEC
Net capital	$23,688	14,648	24,690	19,681	782
Required capital	250	3,340	250	2,648	268

Excess of required capital	$23,438	11,308	24,440	17,033	514

Ratio of aggregate indebtedness to net capital	Not applicable	3.42 to 1.0	Not applicable	2.02 to 1.0	5.14 to 1.0

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012 and 2011

15.   Rental Expense and Lease Commitments

        We lease certain home office buildings, certain sales and other office space and equipment under long-term operating leases. Rent expense was $22.5 million, $21.9 million and $21.6 million, for the years ended December 31, 2013, 2012 and 2011, respectively. Future minimum rental commitments under non-cancelable operating leases are as follows:

Year	Commitments
(in thousands)
2014	$21,055
2015	17,363
2016	14,190
2017	10,643
2018	6,986
Thereafter	17,004

$87,241

        New leases are expected to be executed as existing leases expire. Thus, future minimum lease commitments are not expected to be materially different than those in 2013.

16.   Related Party Transactions

        We earn investment management fee revenues from the Funds for which we also act as an investment adviser, pursuant to an investment management agreement with each Fund. In addition, we have agreements with the Funds pursuant to Rule 12b-1 under the Investment Company Act of 1940, as amended, pursuant to which distribution and service fees are collected from the Funds for distribution of mutual fund shares, for costs such as advertising and commissions paid to broker/dealers, and for providing ongoing services to shareholders of the Funds and/or maintaining shareholder accounts. We also earn service fee revenues by providing various services to the Funds and their shareholders pursuant to a shareholder servicing agreement with each Fund (except the Ivy Funds VIP) and an accounting service agreement with each Fund. Certain of our officers and directors are also officers and/or trustees for the various Funds for which we act as an investment adviser. These agreements are approved or renewed on an annual basis by each Fund's board of trustees, including a majority of the disinterested members. .

        Revenues for services provided or related to these Funds for the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
	(in thousands)
Investment management fees	$602,120	506,081	490,000
Rule 12b-1 serve and distribution fees	299,442	259,803	257,635
Shareholder service fees	137,093	128,109	122,449

Total revenues	$1,038,655	893,993	870,084

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012 and 2011

        Included in Funds and separate accounts receivable at December 31, 2013 and 2012 are receivables due from the Funds of $28.3 and $26.4 million respectively.

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

18.   Selected Quarterly Information (Unaudited)

	Quarter
	First	Second	Third	Fourth
	(in thousands)
2013
Total revenues	$316,555	331,706	347,089	375,004
Net income	$53,863	51,957	68,419	78,759
Net income per share, basic and diluted	$0.63	0.61	0.80	0.92

	Quarter
	First	Second	Third		Fourth
	(in thousands)
2012
Total revenues	$287,871	289,686	293,365		302,883
Income from continuing operations	$46,837	41,225	52,116		52,350
Income (loss) from discontinued operations	550	493	(43,590)	(1)	971

Net income	$47,387	41,718	8,526		53,321

Net income per share, basic and diluted:
Income from continuing operations	$0.55	0.48	0.61		0.61
Income (loss) from discontinued operations	—	—	(0.51)		0.01

Net income	$0.55	0.48	0.10		0.62

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
10.2
Administrative and Marketing Services Agreement, dated as of January 1, 2012, by and among Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company and Waddell & Reed, Inc. and its affiliated insurance companies. Filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2012 and incorporated herein by reference.
10.3
Fund Participation Agreement, dated as of December 1, 2000, by and among Nationwide Life Insurance Company and/or Nationwide Life and Annuity Insurance Company, Waddell & Reed Services Company and Waddell & Reed, Inc. Filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2000 and incorporated herein by reference.

Exhibit No.	Exhibit Description

10.4	Fund Participation Agreement, dated as of September 19, 2003, by and among Minnesota Life Insurance Company, Waddell & Reed, Inc. and Ivy Funds VIP. Filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2007 and incorporated herein by reference.
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
10.11
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
10.17	Waddell & Reed Financial, Inc. 2003 Executive Incentive Plan, as amended and restated.*
10.18
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
10.22
Investment Management Agreement, dated April 30, 2009, by and between Waddell & Reed InvestEd Portfolios and Waddell & Reed Investment Management Company. Filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2012 and incorporated herein by reference.
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
10.34
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
10.36	Form of Indemnification Agreement. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 001-13913, on November 16, 2009 and incorporated herein by reference.*
10.37
2013 Performance Goals established pursuant to the Waddell & Reed Financial, Inc. 2003 Executive Incentive Plan, as amended and restated. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 001-13913, on February 19, 2013 and incorporated herein by reference.*

Exhibit No.	Exhibit Description

10.38	2014 Performance Goals established pursuant to the Waddell & Reed Financial, Inc. 2003 Executive Incentive Plan, as amended and restated. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 001-13913, on February 19, 2014 and incorporated herein by reference.*
10.39	Offer of Settlement. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 333-43687, on July 24, 2006 and incorporated herein by reference.
10.40	Assurance of Discontinuance. Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, File No. 333-43687, on July 24, 2006 and incorporated herein by reference.
10.41	Stipulation for Consent Order. Filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, File No. 333-43687, on July 24, 2006 and incorporated herein by reference.
11	Statement regarding computation of per share earnings
12	Statement re computation of ratios of earnings to fixed charges
21	Subsidiaries of Waddell & Reed Financial, Inc.
23	Consent of KPMG LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer
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