Form 10-Q
period 2014-03-31
WADDELL & REED FINANCIAL INC
filed 2014-05-02
CIK 1052100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Class	Outstanding as of April 17, 2014
Class A common stock, $.01 par value	85,227,949

WADDELL & REED FINANCIAL, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

Quarter Ended March 31, 2014

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	March 31,
	2014	December 31,
	(unaudited)	2013

Assets:
Cash and cash equivalents	$520,742	487,845
Cash and cash equivalents - restricted	102,161	121,419
Investment securities	199,919	201,348
Receivables:
Funds and separate accounts	35,914	36,467
Customers and other	128,230	141,763
Deferred income taxes	5,353	7,654
Income taxes receivable	—	419
Prepaid expenses and other current assets	12,164	9,410
Total current assets	1,004,483	1,006,325

Property and equipment, net	82,804	72,638
Deferred sales commissions, net	82,613	79,894
Goodwill and identifiable intangible assets	161,969	161,969
Deferred income taxes	2,127	3,839
Other non-current assets	14,405	12,300
Total assets	$1,348,401	1,336,965

Liabilities:
Accounts payable	$17,768	18,821
Payable to investment companies for securities	168,365	214,085
Payable to third party brokers	58,640	59,756
Payable to customers	11,178	8,664
Accrued compensation	58,201	58,677
Other current liabilities	47,353	59,726
Income taxes payable	31,065	—
Total current liabilities	392,570	419,729

Long-term debt	190,000	190,000
Accrued pension and postretirement costs	11,980	13,333
Other non-current liabilities	24,317	26,561
Total liabilities	618,867	649,623

Commitments and contingencies

Stockholders’ equity:
Preferred stock-$1.00 par value: 5,000 shares authorized; none issued	—	—
Class A Common stock-$0.01 par value: 250,000 shares authorized; 99,701 shares issued; 84,874 shares outstanding (85,236 at December 31, 2013)	997	997
Additional paid-in capital	283,695	267,406
Retained earnings	896,601	850,600
Cost of 14,827 common shares in treasury (14,465 at December 31, 2013)	(435,548)	(415,802)
Accumulated other comprehensive loss	(16,211)	(15,859)
Total stockholders’ equity	729,534	687,342
Total liabilities and stockholders’ equity	$1,348,401	1,336,965

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited, in thousands, except for per share data)

	For the three months ended March 31,
	2014	2013

Revenues:
Investment management fees	$188,037	148,445
Underwriting and distribution fees	165,267	135,419
Shareholder service fees	37,112	32,691

Total	390,416	316,555

Operating expenses:
Underwriting and distribution	194,951	161,571
Compensation and related costs (including share-based compensation of $13,086 and $11,676, respectively)	50,009	48,155
General and administrative	23,756	16,208
Subadvisory fees	1,877	4,484
Depreciation	3,249	3,227

Total	273,842	233,645

Operating income	116,574	82,910
Investment and other income	3,900	4,377
Interest expense	(2,755)	(2,854)

Income before provision for income taxes	117,719	84,433
Provision for income taxes	42,855	30,570

Net income	$74,864	53,863

Net income per share, basic and diluted:	$0.88	0.63

Weighted average shares outstanding:
Basic	85,019	85,592
Diluted	85,019	85,593

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	For the three months ended March 31,
	2014	2013

Net income	$74,864	53,863

Other comprehensive income:

Unrealized appreciation (depreciation) of available for sale investment securities during the period, net of income tax expense of $(2) and $9, respectively	(699)	2,778

Pension and postretirement benefits, net of income tax expense of $205 and $558, respectively	347	846

Comprehensive income	$74,512	57,487

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the Three Months Ended March 31, 2014

(Unaudited, in thousands)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained	Treasury	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity

Balance at December 31, 2013	99,701	$997	267,406	850,600	(415,802)	(15,859)	687,342

Net income	—	—	—	74,864	—	—	74,864
Recognition of equity compensation	—	—	13,086	—	—	—	13,086
Net issuance/forfeiture of nonvested shares	—	—	2,071	—	(2,071)	—	—
Dividends accrued, $0.34 per share	—	—	—	(28,863)	—	—	(28,863)
Excess tax benefits from share-based payment arrangements	—	—	1,132	—	—	—	1,132
Repurchase of common stock	—	—	—	—	(17,675)	—	(17,675)
Other comprehensive loss	—	—	—	—	—	(352)	(352)

Balance at March 31, 2014	99,701	$997	283,695	896,601	(435,548)	(16,211)	729,534

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$74,864	53,863
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	3,330	3,497
Amortization of deferred sales commissions	16,120	13,668
Share-based compensation	13,086	11,676
Excess tax benefits from share-based payment arrangements	(1,132)	(712)
Gain on sale of available for sale investment securities	(1,182)	(2,426)
Net purchases and sales or maturities of trading securities	479	1,012
Gain on trading securities	(1,961)	(2,166)
Loss on sale and retirement of property and equipment	410	49
Capital gains and dividends reinvested	(4)	(40)
Deferred income taxes	3,809	2,065
Changes in assets and liabilities:
Cash and cash equivalents - restricted	19,258	(61,650)
Other receivables	13,533	40,832
Payable to investment companies for securities and payable to customers	(43,206)	16,516
Receivables from funds and separate accounts	553	(9,233)
Other assets	2,044	(3,721)
Deferred sales commissions	(18,839)	(16,174)
Accounts payable and payable to third party brokers	(2,169)	(925)
Other liabilities	9,942	15,002

Net cash provided by operating activities	$88,935	61,133

Cash flows from investing activities:
Purchases of available for sale investment securities	(16,826)	(55,350)
Proceeds from sales and maturities of available for sale investment securities	20,142	62,020
Additions to property and equipment	(13,825)	(3,088)
Disposition of companies	—	22,000

Net cash provided by (used in) investing activities	$(10,509)	25,582

Cash flows from financing activities:
Dividends paid	(28,986)	(23,973)
Repurchase of common stock	(17,675)	(3,422)
Exercise of stock options	—	135
Excess tax benefits from share-based payment arrangements	1,132	712

Net cash used in financing activities	$(45,529)	(26,548)
Net increase in cash and cash equivalents	32,897	60,167
Cash and cash equivalents at beginning of period	487,845	330,330
Cash and cash equivalents at end of period	$520,742	390,497

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.              Description of Business and Significant Accounting Policies

Waddell & Reed Financial, Inc. and Subsidiaries

Waddell & Reed Financial, Inc. and subsidiaries (hereinafter referred to as the “Company,” “we,” “our” and “us”) derive revenues from investment management services, investment product underwriting and distribution, and shareholder services administration provided to the Waddell & Reed Advisors Group of Mutual Funds (the “Advisors Funds”), Ivy Funds (the “Ivy Funds”), Ivy Funds Variable Insurance Portfolios (the “Ivy Funds VIP”) and InvestEd Portfolios (“InvestEd”) (collectively, the Advisors Funds, Ivy Funds, Ivy Funds VIP and InvestEd are referred to as the “Funds”), and institutional and separately managed accounts.  The Funds and the institutional and separately managed accounts operate under various rules and regulations set forth by the United States Securities and Exchange Commission (the “SEC”).  Services to the Funds are provided under investment management agreements, underwriting agreements and shareholder servicing and accounting service agreements that set forth the fees to be charged for these services.  The majority of these agreements are subject to annual review and approval by each Fund’s board of trustees.  Our revenues are largely dependent on the total value and composition of assets under management.  Accordingly, fluctuations in financial markets and composition of assets under management can significantly impact revenues and results of operations.

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements included herein pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to enable a reasonable understanding of the information presented.  The information in this Quarterly Report on Form 10-Q should be read in conjunction with Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”).  Certain amounts in the prior years’ financial statements have been reclassified for consistent presentation.

The accompanying unaudited consolidated financial statements are prepared consistently with the accounting policies described in Note 2 to the consolidated financial statements included in our 2013 Form 10-K, which include the following: use of estimates, cash and cash equivalents, disclosures about fair value of financial instruments, investment securities and investments in affiliated mutual funds, property and equipment, software developed for internal use, goodwill and identifiable intangible assets, deferred sales commissions, revenue recognition, advertising and promotion, share-based compensation and accounting for income taxes.

In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only a normal and recurring nature) necessary to present fairly our financial position at March 31, 2014, the results of operations for the three months ended March 31, 2014 and 2013, and cash flows for the three months ended March 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States.

2.              Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and short-term investments.  We consider all highly liquid investments with maturities upon acquisition of 90 days or less to be cash equivalents.  Cash and cash equivalents — restricted represents cash held for the benefit of customers segregated in compliance with federal and other regulations.

3.              Investment Securities

Investment securities at March 31, 2014 and December 31, 2013 are as follows:

	Amortized	Unrealized	Unrealized
March 31, 2014	cost	gains	losses	Fair value
	(in thousands)
Available for sale securities:
Corporate bonds	$11,190	28	—	11,218
Affiliated mutual funds	115,574	5,172	(898)	119,848
	$126,764	5,200	(898)	131,066

Trading securities:
Mortgage-backed securities				35
Corporate bonds				9,369
Common stock				56
Affiliated mutual funds				59,393
				68,853

Total investment securities				$199,919

	Amortized	Unrealized	Unrealized
December 31, 2013	cost	gains	losses	Fair value
	(in thousands)
Available for sale securities:
Mortgage-backed securities	$8	1	—	9
Corporate bonds	14,568	61	—	14,629
Affiliated mutual funds	87,710	5,899	(957)	92,652
	$102,286	5,961	(957)	107,290

Trading securities:
Mortgage-backed securities				37
Municipal bonds				501
Corporate bonds				9,412
Common stock				60
Affiliated mutual funds				84,048
				94,058

Total investment securities				$201,348

Purchases of trading securities during the three months ended March 31, 2014 were $27.3 million. Sales and maturities of trading securities were $27.7 million for the same period.

A summary of available for sale affiliated mutual funds with fair values below carrying values at March 31, 2014 and December 31, 2013 is as follows:

	Less than 12 months		12 months or longer		Total
March 31, 2014	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(in thousands)
Affiliated mutual funds	$57,964	(883)	217	(15)	58,181	(898)
Total temporarily impaired securities	$57,964	(883)	217	(15)	58,181	(898)

	Less than 12 months		12 months or longer		Total
December 31, 2013	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(in thousands)
Affiliated mutual funds	$29,598	(939)	213	(18)	29,811	(957)
Total temporarily impaired securities	$29,598	(939)	213	(18)	29,811	(957)

Based upon our assessment of these affiliated mutual funds, the time frame investments have been in a loss position, and our intent to hold affiliated mutual funds until they have recovered, we determined that a write-down was not necessary at March 31, 2014.

Corporate bonds accounted for as available for sale and held as of March 31, 2014 mature as follows:

	Amortized cost	Fair value
	(in thousands)
Within one year	$11,190	11,218
	$11,190	11,218

Mortgage-backed securities and corporate bonds accounted for as trading and held as of March 31, 2014 mature as follows:

Fair value
(in thousands)
Within one year	$9,369
After five years but within 10 years	35
$9,404

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

The following tables summarize our investment securities as of March 31, 2014 and December 31, 2013 that are recognized in our consolidated balance sheets using fair value measurements based on the differing levels of inputs.

March 31, 2014	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage-backed securities	$—	35	—	35
Corporate bonds	—	20,587	—	20,587
Common stock	56	—	—	56
Affiliated mutual funds	179,241	—	—	179,241
Total	$179,297	20,622	—	199,919

December 31, 2013	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage-backed securities	$—	46	—	46
Municipal bonds	—	501	—	501
Corporate bonds	—	24,041	—	24,041
Common stock	60	—	—	60
Affiliated mutual funds	176,700	—	—	176,700
Total	$176,760	24,588	—	201,348

4.              Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of purchase price over the tangible assets and identifiable intangible assets of an acquired business.  Our goodwill is not deductible for tax purposes.  Goodwill and identifiable intangible assets (all considered indefinite lived) are as follows:

	March 31,	December 31,
	2014	2013
	(in thousands)
Goodwill	$106,970	106,970

Mutual fund management advisory contracts	38,699	38,699
Mutual fund management subadvisory contracts	16,300	16,300
Total identifiable intangible assets	54,999	54,999

Total	$161,969	161,969

5.              Indebtedness

Debt is reported at its carrying amount in the consolidated balance sheets.  The fair value of the Company’s outstanding indebtedness is approximately $205.0 million at March 31, 2014 compared to the carrying value of $190.0 million.  Fair value is calculated based on Level 2 inputs.

6.              Income Tax Uncertainties

As of January 1, 2014 and March 31, 2014, the Company had unrecognized tax benefits, including penalties and interest, of $12.0 million ($8.4 million net of federal benefit) and $12.6 million ($8.8 million net of federal benefit), respectively, that if recognized, would impact the Company’s effective tax rate.  The unrecognized tax benefits that are not expected to be settled within the next 12 months are included in other liabilities in the accompanying consolidated balance sheets; unrecognized tax benefits that are expected to be settled within the next 12 months are included in income taxes payable.

The Company’s accounting policy with respect to interest and penalties related to income tax uncertainties is to classify these amounts as income taxes.  As of January 1, 2014, the total amount of accrued interest and penalties related to uncertain tax positions recognized in the consolidated balance sheet was $3.0 million ($2.5 million net of federal benefit).  The total amount of penalties and interest, net of federal benefit, related to income tax uncertainties recognized in the statement of income for the three month period ended March 31, 2014 was $0.1 million.  The total amount of accrued penalties and interest related to uncertain tax positions at March 31, 2014 of $3.1 million ($2.6 million net of federal benefit) is included in the total unrecognized tax benefits described above.

In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain.  In addition, respective tax authorities periodically audit our income tax returns.  These audits examine our significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions.  The 2010, 2011, 2012 and 2013 federal income tax returns are open tax years that remain subject to potential future audit.  State income tax returns for all years after 2009 and, in certain states, income tax returns prior to 2010, are subject to potential future audit by tax authorities in the Company’s major state tax jurisdictions.

The Company is currently being audited in various state jurisdictions.  It is reasonably possible that the Company will settle the audits in these jurisdictions within the next 12-month period.  It is estimated that the Company’s liability for unrecognized tax benefits, including penalties and interest, could decrease by up to $2.9 million (up to $1.9 million net of federal benefit) upon settlement of these audits.  Such settlements are not anticipated to have a significant impact on the results of operations.

7.              Pension Plan and Postretirement Benefits Other Than Pension

We provide a non-contributory retirement plan that covers substantially all employees and certain vested employees of our former parent company (the “Pension Plan”).  Benefits payable under the Pension Plan are based on employees’ years of service and compensation during the final 10 years of employment.  We also sponsor an unfunded defined benefit postretirement medical plan that covers substantially all employees, as well as Waddell & Reed advisors, who are independent contractors.  The medical plan is contributory with participant contributions adjusted annually.  The medical plan does not provide for post age 65 benefits with the exception of a small group of employees that were grandfathered when such plan was established.

The components of net periodic pension and other postretirement costs related to these plans are as follows:

	Pension Benefits		Other Postretirement Benefits
	Three months ended March 31,		Three months ended March 31,
	2014	2013	2014	2013
	(in thousands)
Components of net periodic benefit cost:
Service cost	$2,725	2,950	180	197
Interest cost	2,153	1,952	99	90
Expected return on plan assets	(3,413)	(2,704)	—	—
Actuarial (gain) loss amortization	411	1,250	(4)	—
Prior service cost amortization	130	139	14	14
Transition obligation amortization	1	1	—	—

Total(1)	$2,007	3,588	289	301

(1)Approximately 60% of net periodic pension and other postretirement benefit costs are included in Compensation and related costs on the consolidated statements of income, while the remainder are included in Underwriting and distribution expense.

During the first quarter of 2014, we contributed $10.0 million to the Pension Plan and contributed an additional $10.0 million in April 2014.  We do not expect to make additional contributions for the remainder of 2014.

8.              Stockholders’ Equity

Earnings per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended
	March 31,
	2014	2013
	(in thousands, except per share amounts)

Net income from continuing operations	$74,864	53,863

Weighted average shares outstanding - basic	85,019	85,592
Dilutive potential shares from stock options	—	1
Weighted average shares outstanding - diluted	85,019	85,593

Earnings per share from continuing operations, basic and diluted	$0.88	0.63

Dividends

On February 13, 2014, the Board of Directors (the “Board”) approved a dividend on our common stock in the amount of $0.34 per share to stockholders of record as of April 14, 2014 to be paid on May 1, 2014.  The total dividend to be paid is approximately $28.9 million and is included in other current liabilities in the consolidated balance sheet at March 31, 2014.

Common Stock Repurchases

The Board has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in our stock-based compensation programs.

There were 280,186 shares and 81,701 shares repurchased in the open market or privately during the three months ended March 31, 2014 and 2013, respectively, which included 2,667 shares and 2,601 shares, respectively, repurchased from employees tendering shares to cover their minimum income tax withholdings with respect to vesting of stock awards during these two periods.

In April 2014, the Company repurchased 386,165 shares from employees tendering shares to cover their minimum income tax withholdings with respect to vesting of stock awards during the period.

Accumulated Other Comprehensive Income (Loss)

The following tables summarize other comprehensive income (loss) activity for the periods ended March 31, 2014 and March 31, 2013.

	Unrealized gains on investment securities	Change in valuation allowance for unrealized gains (losses) on investment securities	Pension and postretirement benefits	Total accumulated other comprehensive income (loss)
	(in thousands)
Balance at December 31, 2013	$3,150	810	(19,819)	(15,859)

Other comprehensive income before reclassification	307	176	—	483
Amount reclassified from accumulated other comprehensive income	(748)	(434)	347	(835)
Net current period other comprehensive income (loss)	(441)	(258)	347	(352)

Balance at March 31, 2014	$2,709	$552	(19,472)	(16,211)

	Unrealized gains on investment securities	Change in valuation allowance for unrealized gains (losses) on investment securities	Pension and postretirement benefits	Total accumulated other comprehensive income (loss)
	(in thousands)
Balance at December 31, 2012	$1,823	32	(48,652)	(46,797)

Other comprehensive income before reclassification	3,279	1,934	—	5,213
Amount reclassified from accumulated other comprehensive income	(1,535)	(900)	846	(1,589)
Net current period other comprehensive income	1,744	1,034	846	3,624

Balance at March 31, 2013	$3,567	$1,066	(47,806)	(43,173)

Reclassifications from accumulated other comprehensive income (loss) and included in net income are summarized in the tables that follow.

	For the three months ended March 31, 2014
	Pre-tax	Tax (expense) benefit	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Realized gain on sale of available for sale investment securities	$1,182	(434)	748	Investment and other income
Valuation allowance	—	434	434	Provision for income taxes
Amortization of pension and postretirement benefits	(552)	205	(347)	Underwriting and distribution expense and Compensation and related costs
Total	$630	205	835

	For the three months ended March 31, 2013
	Pre-tax	Tax (expense) benefit	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Realized gain on sale of available for sale investment securities	$2,426	(891)	1,535	Investment and other income
Valuation allowance	—	900	900	Provision for income taxes
Amortization of pension and postretirement benefits	(1,404)	558	(846)	Underwriting and distribution expense and Compensation and related costs
Total	$1,022	567	1,589

9.              Share-Based Compensation

In the first quarter of 2014, we granted 38,365 shares of nonvested stock with a fair value of $67.13 per share under the Company’s 1998 Stock Incentive Plan, as amended and restated (the “SI Plan”).  The value of those shares at the grant date, aggregating to $2.6 million, will generally be amortized to expense over a four year vesting period.

On April 2, 2014, we granted 742,141 shares of nonvested stock with a fair value of $75.96 per share under the SI Plan.  The value of those shares at the grant date, aggregating to $56.4 million, will generally be amortized to expense over a four year vesting period.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the current views and assumptions of management with respect to future events regarding our business and industry in general.  These forward-looking statements include all statements, other than statements of historical fact, regarding our financial position, business strategy and other plans and objectives for future operations, including statements with respect to revenues and earnings, the amount and composition of assets under management, distribution sources, expense levels, redemption rates and the financial markets and other conditions.  These statements are generally identified by the use of such words as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “forecast,” “estimate,” “expect,” “intend,” “plan,” “project,” “outlook,” “will,” “potential” and similar statements of a future or forward-looking nature.  Readers are cautioned that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance.  Actual results may differ materially from those contained in these forward-looking statements as a result of various factors, including but not limited to those discussed below.  If one or more events related to these or other risks, contingencies or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from those forecasted or expected.  Certain important factors that could cause actual results to differ materially from our expectations are disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2013, which include, without limitation:

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

•                                          Our inability to provide sufficient capital to support new investment products;

•                                          The ability of mutual fund and other investors to redeem their investments without prior notice or on short notice;

•                                          Our inability to implement new information technology and systems, or inability to complete such implementation in a timely or cost effective manner;

•                                          Non-compliance with applicable laws or regulations and changes in current legal, regulatory, accounting, tax or compliance requirements or governmental policies; and

•                                          A decline in the securities markets or in the relative investment performance of our Funds and other investment portfolios and products as compared to competing funds.

•                                          Our inability to attract and retain senior executive management and other key personnel to conduct our broker/dealer, fund management and investment advisory business.

The foregoing factors should not be construed as exhaustive and should be read together with other cautionary statements included in this and other reports and filings we make with the Securities and Exchange Commission, including the information in Item 1 “Business” and Item 1A “Risk Factors” of Part I and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II to our Annual Report on Form 10-K for the year ended December 31, 2013 and as updated in our quarterly reports on Form 10-Q for the year ending December 31, 2014.  All forward-looking statements speak only as the date on which they are made and we undertake no duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We derive our revenues from providing investment management services, investment product underwriting and distribution, and shareholder services administration to mutual funds and institutional and separately managed accounts. Investment management fees are based on the amount of average assets under management and are affected by sales levels, financial market conditions, redemptions and the composition of assets. Our underwriting and distribution revenues consist of Rule 12b-1 asset-based service and distribution fees, fees earned on fee-based asset allocation products and related advisory services, distribution fees on certain variable products, and commissions derived from sales of investment and insurance products. The products sold have various commission structures and the revenues received from those sales vary based on the type and amount sold.  Shareholder service fee revenue includes transfer agency fees, custodian fees from retirement plan accounts, portfolio accounting and administration fees, and is earned based on assets under management or number of client accounts.  Our major expenses are underwriting and distribution-related commissions, employee compensation, field support, dealer services expense and information technology expense.

One of our distinctive qualities is that we distribute our investment products through a balanced distribution network. Our retail products are distributed through our Wholesale channel, which includes third-parties such as other broker/dealers, registered investment advisors and various retirement platforms, and through our Advisors channel sales force of independent financial advisors.  Through the Institutional channel, we serve as sub-advisor for domestic and foreign distributors of investment products and manage investments for pension funds, Taft-Hartley plans and endowments.

First Quarter Highlights

•                  We introduced the Ivy Emerging Market Equity Fund to offer investors a single fund for emerging-market equities investments in any region of the world. The creation of the fund was a two-step process that began with expanding the Fund’s investment mandate from its predecessor, Ivy Pacific Opportunities Fund, and merging into it the former Ivy Asset Strategy New Opportunities Fund.

•                  Barron’s Best Mutual Fund Families named Ivy Funds as Best Mutual Fund Family over the 10-year period ended December 31, 2013, out of 48 firms.

•                  Lipper selected five funds for recognition among peer funds for their strong risk-adjusted performance. Three funds were ranked in the 10-year category and two funds were ranked in the 3-year category.

•                  Operating revenues increased $73.9 million, or 23%, compared to the first three months of 2013.

•                  Net income increased 39% compared to the first quarter of 2013, and our operating margin was 29.9%, an improvement from 26.2% for the same period a year ago.

•                  Our assets under management increased 4% during the quarter, from $126.5 billion to $131.4 billion, driven by inflows.

•                  Company-wide sales exceeded $100.0 million for eleven investment strategies, including four investment strategies for which sales exceeded $1.0 billion. Of the total, seven of the investment strategies with sales greater than $100.0 million and three of the investment strategies with sales in excess of $1.0 billion were in the Wholesale channel.

•                  Sales increased 48% to $10.0 billion for the first quarter of 2014 compared to the same period in 2013.

•                  Inflows of $4.7 billion represent an annualized organic growth rate of 15%.

•                  Our balance sheet remains solid, and we ended the quarter with cash and investments of $720.7 million.

Assets Under Management

During the first quarter, assets under management increased to $131.4 billion compared to $126.5 billion on December 31, 2013 due to inflows of $4.7 billion.

Change in Assets Under Management(1)

	First Quarter 2014
	Wholesale	Advisors	Institutional	Total
	(in millions)
Beginning Assets	$67,055	43,667	15,821	126,543

Sales(2)	7,017	1,435	1,554	10,006
Redemptions	(3,562)	(1,106)	(679)	(5,347)
Net Exchanges	112	(112)	—	—
Net Flows	3,567	217	875	4,659

Market Appreciation (Depreciation)	(155)	340	(4)	181
Ending Assets	$70,467	44,224	16,692	131,383

	First Quarter 2013
	Wholesale	Advisors	Institutional	Total
	(in millions)
Beginning Assets	$48,930	35,660	11,775	96,365

Sales(2)	5,042	1,303	430	6,775
Redemptions	(3,157)	(1,047)	(469)	(4,673)
Net Exchanges	66	(66)	—	—
Net Flows	1,951	190	(39)	2,102

Market Appreciation	2,373	2,065	890	5,328
Ending Assets	$53,254	37,915	12,626	103,795

(1)         Includes all activity of the Funds and institutional and separate accounts, including money market funds and transactions at net asset value, accounts for which we receive no commissions.

(2)         Sales is primarily gross sales (net of sales commission). This amount also includes net reinvested dividends and capital gains and investment income.

Average assets under management, which are generally more indicative of trends in revenue for providing investment management services than the quarter over quarter change in ending assets under management, are presented below.

Average Assets Under Management

	First Quarter 2014
	Wholesale	Advisors	Institutional	Total
	(in millions)

Asset Class:
Equity	$55,051	32,448	15,536	$103,035
Fixed Income	13,382	9,617	634	23,633
Money Market	184	1,926	—	2,110
Total	$68,617	43,991	16,170	$128,778

	First Quarter 2013
	Wholesale	Advisors	Institutional	Total
	(in millions)

Asset Class:
Equity	$41,056	26,257	11,477	$78,790
Fixed Income	10,478	9,597	798	20,873
Money Market	167	1,369	—	1,536
Total	$51,701	37,223	12,275	$101,199

Results of Operations — Three Months Ended March 31, 2014 as Compared with Three Months Ended March 31, 2013

Net Income

	Three months ended March 31,
	2014	2013	Variance

Net Income	$74,864	53,863	39%

Earnings per share, basic and diluted	$0.88	0.63	40%

Operating Margin	29.9%	26.2%	14%

Total Revenues

Total revenues increased 23% to $390.4 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to an increase in average assets under management of 27% and an increase in sales of 48%.

	Three months ended
	March 31,
	2014	2013	Variance
	(in thousands, except percentage data)

Investment management fees	$188,037	148,445	27%
Underwriting and distribution fees	165,267	135,419	22%
Shareholder service fees	37,112	32,691	14%
Total revenues	$390,416	316,555	23%

Investment Management Fee Revenues

Investment management fee revenues are earned for providing investment advisory services to the Funds and to institutional and separate accounts.  Investment management fee revenues increased $39.6 million, or 27%, from last year’s first quarter.

Revenues from investment management services provided to our retail mutual funds, which are distributed through the Wholesale and Advisors channels, were $174.0 million for the quarter ended March 31, 2014.  Revenues increased $37.1 million, or 27%, compared to the first quarter of 2013, while the related retail average assets increased 27% to $112.6 billion. Management fee waivers of $2.8 and $2.2 million were recorded as an offset to investment management fees for the periods ending March 31, 2014 and March 31, 2013, respectively. Of the total management fee waivers recorded, $1.9 million was related to money market accounts for the first quarter of 2014 and $1.4 million was related to money market accounts for the first quarter of 2013.

Institutional account revenues were $14.0 million for the first quarter of 2014, representing an increase of $2.4 million, or 21%, from the first quarter of 2013, while average assets increased 32%.  Account revenues increased less than the related average assets due to a decline in the average management fee rate. The decline in the average management fee rate was driven by a mix-shift of assets into investment styles and account types with lower management fee rates.

Long-term redemption rates (which exclude money market fund redemptions) in the Wholesale channel were 21.1% in the first quarter of 2014, compared to 24.6% in the first quarter of 2013.  In the Advisors channel, long-term redemption rates were 8.2% for the quarter ended March 31, 2014 compared to 9.4% in the first quarter of 2013.   We expect the Advisors channel long-term redemption rate to remain lower than that of the industry average due to the personal and customized nature in which our financial advisors provide service to our clients.  Long-term redemption rates for our Institutional channel were 17.0% and 15.5% for the first quarter of 2014 and 2013, respectively.  Subadvisory accounts comprise more than 70% of the Institutional channel’s assets as of March 31, 2014 and, unlike direct advisory accounts, the active daily flows in or out of these accounts can result in an increase in contributions and withdrawals and impact the channel’s redemption rate.

Our overall redemption rate of 16.2% for the first quarter of 2014 compares positively to the current year to date industry average of approximately 24%, based on data from the Investment Company Institute.

Underwriting and Distribution Fee Revenues and Expenses

The following tables summarize our underwriting and distribution fee revenues and expenses segregated by distribution method within the respective Wholesale or Advisors channel:

	First Quarter 2014
	Wholesale	Advisors	Total
	(in thousands)

Revenue	$59,564	105,703	165,267
Expenses - Direct	(79,700)	(74,697)	(154,397)
Expenses - Indirect	(11,535)	(29,019)	(40,554)
Net Distribution (Costs)/Excess	$(31,671)	1,987	(29,684)

	First Quarter 2013
	Wholesale	Advisors	Total
	(in thousands)

Revenue	$48,175	87,244	135,419
Expenses - Direct	(63,548)	(59,657)	(123,205)
Expenses - Indirect	(11,000)	(27,366)	(38,366)
Net Distribution (Costs)/Excess	$(26,373)	221	(26,152)

The following tables summarize the significant components of underwriting and distribution fee revenues segregated by distribution channel:

	First Quarter 2014
	Wholesale	Advisors	Total
	(in thousands)

Underwriting and distribution fee revenues
Rule 12b-1 service and distribution fees	$56,792	28,931	85,723
Fee-based asset allocation product revenues	—	47,347	47,347
Sales commissions on front-end load mutual fund and variable annuity sales	2,032	17,132	19,164
Sales commissions on other products	—	6,361	6,361
Other revenues	740	5,932	6,672
Total	$59,564	105,703	165,267

	First Quarter 2013
	Wholesale	Advisors	Total
	(in thousands)

Underwriting and distribution fee revenues
Rule 12b-1 service and distribution fees	$46,213	24,795	71,008
Fee-based asset allocation product revenues	—	34,907	34,907
Sales commissions on front-end load mutual fund and variable annuity sales	1,124	16,680	17,804
Sales commissions on other products	—	5,646	5,646
Other revenues	838	5,216	6,054
Total	$48,175	87,244	135,419

Underwriting and distribution revenues earned in the first quarter of 2014 increased by $29.8 million, or 22%, compared with the first quarter of 2013.  Rule 12b-1 asset based service and distribution fees increased $14.7 million, or 21%, quarter over quarter driven by a 27% increase in average mutual fund assets under management.  In our Advisors channel, revenues from fee-based asset allocation products continued to be a meaningful contributor to revenues, increasing to 45% of underwriting and distribution revenues in the first quarter of 2014 compared to 40% in the first quarter of 2013.  Fee-based asset allocation assets grew from $11.2 billion at March 31, 2013 to $15.1 billion at March 31, 2014 generating an increase of fee-based asset allocation revenue of $12.4 million, or 36%.

Underwriting and distribution expenses increased by $33.4 million, or 21%, compared to the first quarter of 2013.  Direct expenses in the Wholesale channel increased by $16.2 million as a result of an increase in average wholesale assets under management and higher sales volume year over year.  We incurred higher dealer compensation and Rule 12b-1 asset-based service and distribution expenses paid to third-party distributors and higher wholesaler commissions.  In the Advisors channel, direct expenses grew faster than revenue due to increased advisor payouts.  Across both channels, indirect expenses increased $2.2 million, or 6%, compared to the quarter ended March 31, 2013, primarily due to increased employee compensation, computer services and software expenses, and advertising expenses.

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

During the first quarter of 2014, shareholder service fee revenue increased $4.4 million, or 14%, over the first quarter of 2013. Asset-based fees increased $3.5 million, or 32%, for the same time period in the I, Y and R share classes. Assets in the I, Y and R share classes grew from an average of $21.2 billion at March 31, 2013 to an average of $30.0 billion at March 31, 2014, representing an increase of 42%.  Account-based fees increased $1.0 million quarter over quarter due to a 6% increase in the number of accounts compared to the first quarter in 2013.

Total Operating Expenses

Operating expenses increased $40.2 million, or 17%, in the first quarter of 2014 compared to the first quarter of 2013, primarily due to increased underwriting and distribution expenses and general and administrative expenses.  Underwriting and distribution expenses are discussed above.

	Three Months Ended
	March 31,
	2014	2013	Variance
	(in thousands, except percentage data)
Underwriting and distribution	$194,951	161,571	21%
Compensation and related costs	50,009	48,155	4%
General and administrative	23,756	16,208	47%
Subadvisory fees	1,877	4,484	-58%
Depreciation	3,249	3,227	1%
Total operating expenses	$273,842	233,645	17%

Compensation and Related Costs

Compensation and related costs increased $1.9 million, or 4%, compared to the first quarter of 2013.     Share-based compensation increased $1.4 million due to higher amortization expense associated with our April 2013 and December 2013 grants of nonvested stock compared to grants that became fully vested in 2013, an increase in non-employee advisor (independent contractor) stock award amortization expense and a credit taken in the first quarter of 2013 related to the cancellation of unvested shares granted to a subsidiary sold in 2013. Adjustments to the forfeiture rate during the first quarter of 2014 partially offset the share-based compensation increase.  Base salaries increased $0.9 million due to increased headcount and annual salary increases, while pension expense decreased $0.9 million.

General and Administrative Costs

General and administrative expenses increased $7.5 million to $23.8 million for the first quarter of 2014 compared to the first quarter of 2013, primarily due to increased legal, consulting and audit costs, increased dealer services costs based on higher asset levels in certain share classes, increased costs for temporary office staff and increased computer services and software costs.

Subadvisory Fees

Subadvisory fees represent fees paid to other asset managers for providing advisory services for certain mutual fund portfolios.  These expenses reduce our operating margin since we pay out a portion of our management fee revenue received from subadvised products.  Gross management fee revenues for products subadvised by others were $3.6 million for the three months ended March 31, 2014 compared to $8.9 million for the first quarter of 2013 due to a 55% decrease in subadvised average net assets.  The decrease in subadvised average net assets is a result of internalizing the management of the Global Natural Resources funds after the portfolio manager’s retirement from Mackenzie Financial Corporation, the subadvisor, during the third quarter of 2013.  Subadvisory expenses followed the same pattern of decrease compared to 2013.

Subadvised average assets under management at March 31, 2014 were $2.0 billion compared to $4.4 billion at March 31, 2013.

Other Income and Expenses

Investment and Other Income, Interest Expense and Taxes

Investment and other income was $3.9 million for the quarter ended March 31, 2014, compared to $4.4 million in the same period a year ago.  We recorded realized gains of $1.2 million on the sale of available for sale mutual fund holdings during the current quarter compared to $2.4 million in the first quarter of 2013. In our mutual fund trading portfolio, we recorded mark-to-market gains of $2.0 million during the quarter compared to gains of $2.2 million for the three months ended March 31, 2013. We recorded losses related to our investment in a limited partnership of $0.8 million in the first quarter of 2013.

Interest expense was $2.8 million and $2.9 million for the three month periods ended March 31, 2014 and 2013, respectively.

Our effective income tax rate was 36.4% for the first quarter of 2014, as compared to 36.2% for the first quarter of 2013.  Due to the sale of a subsidiary in 2013, the Company has deferred tax assets related to capital loss carryforwards, which are available to offset current and future capital gains.  A valuation allowance was recorded on this capital loss when realized due to the extent that this loss exceeded available capital gains. The valuation allowance was necessary due to the limited carryforward period permitted by law on losses of this character.  An increase in the fair value of the Company’s trading securities portfolio and realized capital gains on securities classified as available for sale in the first quarters of 2014 and 2013 allowed for a release of the valuation allowance, thereby reducing income tax expense by $1.2 million and $1.4 million, respectively.

The first quarter 2014 and 2013 effective income tax rates, removing the effects of the valuation allowance, would have been 37.4% and 37.9%, respectively.  The adjusted effective tax rate in the first quarter of 2014 was lower primarily due to a reduction in unrecognized state tax benefits for which the outcome is uncertain.  Additionally, higher income before taxes in the first quarter of 2014 decreased the impact of non-deductible expenses on the effective income tax rate.

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

We are currently investing in technology initiatives to modernize and optimize our technology environment.  Initiatives underway include upgrading our infrastructure, network and security, moving to distributed applications and building system architecture.

Pay Dividends

We paid quarterly dividends on our common stock that resulted in financing cash outflows of $29.0 million and $24.0 million for the first quarter of 2014 and 2013 respectively.  The Board of Directors approved an increase in the quarterly dividend on our common stock from $0.28 per share to $0.34 per share beginning with our fourth quarter 2013 dividend, paid on February 3, 2014.

Repurchase Our Stock

We repurchased 280,186 shares and 81,701 shares of our common stock in the open market or privately during the three months ended March 31, 2014 and 2013, respectively, resulting in cash outflows of $17.7 million and $3.4 million, respectively.

Operating Cash Flows

Cash from operations, our primary source of funds, increased $27.8 million for the three months ended March 31, 2014 compared to the previous year.  The increase is primarily due to increased net income compared to the prior quarter.

During the first quarter of 2014, we contributed $10.0 million to the Pension Plan and contributed an additional $10.0 million to the Pension Plan in April 2014.  We do not expect to make additional contributions for the remainder of the year.

Investing Cash Flows

Investing activities consist primarily of the purchase, sale and maturities of available for sale investment securities, as well as capital expenditures.  During the first quarter of 2014, we purchased two buildings adjacent to our home campus that we previously leased.  We expect our 2014 capital expenditures to be in the range of $25.0 to $35.0 million.  Related to the sale of a subsidiary, we received cash proceeds of $22.0 million during the first quarter of 2013.

Financing Cash Flows

As noted previously, dividends and stock repurchases accounted for a majority of our financing cash outflows in the first three months of 2014 and 2013.

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

Critical Accounting Policies and Estimates

Management believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.  The Company’s critical accounting policies and estimates are disclosed in the “Critical Accounting Policies and Estimates” section of our 2013 Form 10-K.

Our indefinite life intangible asset balance includes $16.3 million related to our subadvisory agreement to manage certain mutual fund products for Mackenzie Financial Corporation (“MFC”) recorded in connection with our purchase of Mackenzie Investment Management, Inc. in 2002.  As part of purchase accounting, a deferred tax liability was established related to this identifiable intangible asset.  As of March 31, 2014, the associated deferred tax liability is $6.0 million.

The fair value of this intangible asset exceeded its carrying amount by 20% when performing our annual testing for impairment during the second quarter of 2013.  Based on the result of our annual test, we increased the frequency of our impairment analysis for this asset, and there are no indicators of impairment as of March 31, 2014.

Supplemental Information

	First	First
	Quarter	Quarter
	2014	2013	Change

Channel highlights
Number of wholesalers	60	50	20.0%
Number of advisors	1,737	1,717	1.2%
Advisor productivity (in thousands)(1)	$60.9	50.5	20.6%

Redemption rates - long term assets
Wholesale	21.1%	24.6%
Advisors	8.2%	9.4%
Institutional	17.0%	15.5%
Total	16.2%	18.0%

Operating highlights
Organic growth annualized	14.7%	8.7%
Total assets under management (in millions)	$131,383	103,795	26.6%

Operating margin	29.9%	26.2%

Diversification (company total)
As % of Sales
Asset Strategy	33.4%	33.6%
Fixed Income	23.3%	30.7%
Other	43.3%	35.7%
As % of Assets Under Management
Asset Strategy	33.9%	33.7%
Fixed Income	18.6%	20.7%
Other	47.5%	45.6%

Shareholder service fees
Average assets for I, Y, and R share classes (in millions)	$30,038	21,221	41.5%
Number of shareholder accounts (in thousands)	4,393	4,142	6.1%

(1)         Advisors’ productivity is calculated by dividing underwriting and distribution revenues for the Advisors channel by the average number of advisors during the year.

Item 3.                                 Quantitative and Qualitative Disclosures About Market Risk

The Company has had no significant changes in its Quantitative and Qualitative Disclosures About Market Risk from that previously reported in the Company’s 2013 Form 10-K.

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

Item 1A.                        Risk Factors

The Company has had no material changes to its Risk Factors from those previously reported in the Company’s 2013 Form 10-K.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information about the shares of common stock we repurchased during the first quarter of 2014.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program

January 1 - January 31	77,519	$64.04	77,519	n/a	(1)
February 1 - February 28	202,667	62.72	202,667	n/a	(1)
March 1 - March 31	—	—	—	n/a	(1)

Total	280,186	$63.08	280,186

(1)         On August 31, 1998, we announced that our Board of Directors approved a program to repurchase shares of our common stock on the open market.  Under the repurchase program, we are authorized to repurchase, in any seven-day period, the greater of (i) 3% of our outstanding common stock or (ii) $50 million of our common stock.  We may repurchase our common stock through the New York Stock Exchange, other national or regional market systems, electronic communication networks or alternative trading systems.  Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased.  Our Board of Directors reviewed and ratified the stock repurchase program in October 2012.  During the first quarter of 2014, all stock repurchases were made pursuant to the repurchase program and 2,667 shares, reflected in the table above, were purchased in connection with funding employee income tax withholding obligations arising from the vesting of nonvested shares.

Item 6.                                 Exhibits

10.1                        2014 Performance Goals established pursuant to the Waddell & Reed Financial, Inc. 2003 Executive Incentive Plan, as amended and restated. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-13913, filed February 19, 2014 and incorporated herein by reference.*

10.2                        Waddell & Reed Financial, Inc. 2003 Executive Incentive Plan, as amended and restated. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-13913, filed April 17, 2014 and incorporated herein by reference.*

31.1                        Section 302 Certification of Chief Executive Officer

31.2                        Section 302 Certification of Chief Financial Officer

32.1                        Section 906 Certification of Chief Executive Officer

32.2                        Section 906 Certification of Chief Financial Officer

101                           Materials from the Waddell & Reed Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Unaudited Consolidated Financial Statements, tagged in detail.

*Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 2nd day of May 2014.

WADDELL & REED FINANCIAL, INC.

By:	/s/ Henry J. Herrmann
Chief Executive Officer, Chairman of the Board and Director
(Principal Executive Officer)

By:	/s/ Brent K. Bloss
Senior Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)

By:	/s/ Melissa A. Clouse
Vice President and Controller and Treasurer
(Principal Accounting Officer)