Form 10-Q
period 2014-06-30
WADDELL & REED FINANCIAL INC
filed 2014-08-01
CIK 1052100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒.

Shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Class	Outstanding as of July 25, 2014
Class A common stock, $.01 par value	84,460,812

WADDELL & REED FINANCIAL, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

Quarter Ended June 30, 2014

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	June 30,
	2014	December 31,
	(unaudited)	2013

Assets:
Cash and cash equivalents	$507,693	487,845
Cash and cash equivalents - restricted	88,962	121,419
Investment securities	217,352	201,348
Receivables:
Funds and separate accounts	38,682	36,467
Customers and other	205,204	141,763
Deferred income taxes	5,845	7,654
Income taxes receivable	5,404	419
Prepaid expenses and other current assets	14,350	9,410
Total current assets	1,083,492	1,006,325

Property and equipment, net	82,952	72,638
Deferred sales commissions, net	80,249	79,894
Goodwill and identifiable intangible assets	161,969	161,969
Deferred income taxes	3,916	3,839
Other non-current assets	24,429	12,300
Total assets	$1,437,007	1,336,965

Liabilities:
Accounts payable	$19,582	18,821
Payable to investment companies for securities	125,227	214,085
Payable to third party brokers	62,632	59,756
Payable to customers	115,570	8,664
Accrued compensation	65,660	58,677
Other current liabilities	48,487	59,726
Total current liabilities	437,158	419,729

Long-term debt	190,000	190,000
Accrued pension and postretirement costs	12,226	13,333
Other non-current liabilities	25,300	26,561
Total liabilities	664,684	649,623

Commitments and contingencies

Stockholders’ equity:
Preferred stock-$1.00 par value: 5,000 shares authorized; none issued	—	—
Class A Common stock-$0.01 par value: 250,000 shares authorized; 99,701 shares issued; 84,732 shares outstanding (85,236 at December 31, 2013)	997	997
Additional paid-in capital	299,063	267,406
Retained earnings	950,660	850,600
Cost of 14,969 common shares in treasury (14,465 at December 31, 2013)	(464,641)	(415,802)
Accumulated other comprehensive loss	(13,756)	(15,859)
Total stockholders’ equity	772,323	687,342
Total liabilities and stockholders’ equity	$1,437,007	1,336,965

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited, in thousands, except for per share data)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2014	2013	2014	2013

Revenues:
Investment management fees	$193,624	156,219	381,661	304,664
Underwriting and distribution fees	169,001	141,597	334,268	277,016
Shareholder service fees	38,009	33,890	75,121	66,581
Total	400,634	331,706	791,050	648,261

Operating expenses:
Underwriting and distribution	195,608	164,844	390,559	326,415
Compensation and related costs (including share-based compensation of $14,593, $13,330, $27,679 and $25,006, respectively)	48,589	47,376	98,598	95,531
General and administrative	27,183	26,938	50,939	43,146
Subadvisory fees	2,069	4,291	3,946	8,775
Depreciation	3,541	3,222	6,790	6,449
Total	276,990	246,671	550,832	480,316

Operating income	123,644	85,035	240,218	167,945
Investment and other income	6,100	1,002	10,000	5,379
Interest expense	(2,755)	(2,858)	(5,510)	(5,712)

Income before provision for income taxes	126,989	83,179	244,708	167,612
Provision for income taxes	44,001	31,222	86,856	61,792

Net income	$82,988	51,957	157,852	105,820

Net income per share, basic and diluted:	$0.98	0.61	1.86	1.23

Weighted average shares outstanding:
Basic	85,073	85,869	85,046	85,731
Diluted	85,073	85,869	85,046	85,732

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2014	2013	2014	2013

Net income	$82,988	51,957	157,852	105,820

Other comprehensive income:

Unrealized appreciation (depreciation) of available for sale investment securities during the period, net of income tax expense (benefit) of $4, $(18), $2 and $(9), respectively	2,170	(3,403)	1,471	(625)

Pension and postretirement benefits, net of income tax expense of $167, $595, $372 and $1,153, respectively	285	592	632	1,438

Comprehensive income	$85,443	49,146	159,955	106,633

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2014

(Unaudited, in thousands)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity

Balance at December 31, 2013	99,701	$997	267,406	850,600	(415,802)	(15,859)	687,342

Net income	—	—	—	157,852	—	—	157,852
Recognition of equity compensation	—	—	27,679	—	—	—	27,679
Net issuance/forfeiture of nonvested shares	—	—	(12,883)	—	12,883	—	—
Dividends accrued, $0.68 per share	—	—	—	(57,792)	—	—	(57,792)
Excess tax benefits from share-based payment arrangements	—	—	16,861	—	—	—	16,861
Repurchase of common stock	—	—	—	—	(61,722)	—	(61,722)
Other comprehensive income	—	—	—	—	—	2,103	2,103

Balance at June 30, 2014	99,701	$997	299,063	950,660	(464,641)	(13,756)	772,323

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the six months
	ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$157,852	105,820
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,906	6,962
Amortization of deferred sales commissions	32,967	27,453
Share-based compensation	27,679	25,006
Excess tax benefits from share-based payment arrangements	(16,861)	(6,285)
Gain on sale of available for sale investment securities	(2,586)	(5,662)
Net purchases and sales or maturities of trading securities	(18,269)	(27,391)
Gain on trading securities	(5,508)	(28)
Loss on sale and retirement of property and equipment	1,058	132
Capital gains and dividends reinvested	(9)	(45)
Deferred income taxes	1,357	(3,452)
Changes in assets and liabilities:
Cash and cash equivalents - restricted	32,457	(15,391)
Other receivables	(63,441)	5,426
Payable to investment companies for securities and payable to customers	18,048	2,300
Receivables from funds and separate accounts	(2,215)	(4,480)
Other assets	(9,743)	(4,099)
Deferred sales commissions	(33,322)	(32,304)
Accounts payable and payable to third party brokers	3,637	(1,439)
Other liabilities	(899)	(884)

Net cash provided by operating activities	$129,108	71,639

Cash flows from investing activities:
Purchases of available for sale investment securities	(52,941)	(104,279)
Proceeds from sales and maturities of available for sale investment securities	64,666	117,522
Additions to property and equipment	(18,161)	(7,073)
Disposition of companies	—	22,000

Net cash provided by (used in) investing activities	$(6,436)	28,170

Cash flows from financing activities:
Dividends paid	(57,963)	(48,083)
Repurchase of common stock	(61,722)	(36,843)
Exercise of stock options	—	135
Excess tax benefits from share-based payment arrangements	16,861	6,285

Net cash used in financing activities	$(102,824)	(78,506)
Net increase in cash and cash equivalents	19,848	21,303
Cash and cash equivalents at beginning of period	487,845	330,330
Cash and cash equivalents at end of period	$507,693	351,633

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

In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only a normal and recurring nature) necessary to present fairly our financial position at June 30, 2014, the results of operations for the three and six months ended June 30, 2014 and 2013, and cash flows for the six months ended June 30, 2014 and 2013 in conformity with accounting principles generally accepted in the United States.

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

3.              Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”.  This ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will supersede much of the existing revenue recognition guidance in accounting principles generally accepted in the United States.  This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early application is not permitted.  ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method.  The Company is evaluating which transition method to apply and the estimated impact the adoption of this ASU will have on our consolidated financial statements.

4.              Investment Securities

Investment securities at June 30, 2014 and December 31, 2013 are as follows:

	Amortized	Unrealized	Unrealized
June 30, 2014	cost	gains	losses	Fair value
	(in thousands)
Available for sale securities:
Corporate bonds	$3,018	6	—	3,024
Affiliated mutual funds	116,723	6,498	(27)	123,194
	$119,741	6,504	(27)	126,218

Trading securities:
Mortgage-backed securities				34
Corporate bonds				2,991
Common stock				58
Affiliated mutual funds				88,051
				91,134

Total investment securities				$217,352

	Amortized	Unrealized	Unrealized
December 31, 2013	cost	gains	losses	Fair value
	(in thousands)
Available for sale securities:
Mortgage-backed securities	$8	1	—	9
Corporate bonds	14,568	61	—	14,629
Affiliated mutual funds	87,710	5,899	(957)	92,652
	$102,286	5,961	(957)	107,290

Trading securities:
Mortgage-backed securities				37
Municipal bonds				501
Corporate bonds				9,412
Common stock				60
Affiliated mutual funds				84,048
				94,058

Total investment securities				$201,348

Purchases of trading securities during the six months ended June 30, 2014 were $80.5 million. Sales and maturities of trading securities were $62.3 million for the same period.

A summary of available for sale affiliated mutual funds with fair values below carrying values at June 30, 2014 and December 31, 2013 is as follows:

	Less than 12 months		12 months or longer		Total
June 30, 2014	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(in thousands)
Affiliated mutual funds	$—	—	1,187	(27)	1,187	(27)
Total temporarily impaired securities	$—	—	1,187	(27)	1,187	(27)

	Less than 12 months		12 months or longer		Total
December 31, 2013	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(in thousands)
Affiliated mutual funds	$29,598	(939)	213	(18)	29,811	(957)
Total temporarily impaired securities	$29,598	(939)	213	(18)	29,811	(957)

Based upon our assessment of these affiliated mutual funds, the time frame the funds have been in a loss position, and our intent to hold affiliated mutual funds until they have recovered, we determined that a write-down was not necessary at June 30, 2014.

Corporate bonds accounted for as available for sale and held as of June 30, 2014 mature as follows:

	Amortized cost	Fair value
	(in thousands)
Within one year	$3,018	3,024
	$3,018	3,024

Mortgage-backed securities and corporate bonds accounted for as trading and held as of June 30, 2014 mature as follows:

Fair value
(in thousands)
Within one year	$2,991
After five years but within 10 years	34
$3,025

Accounting standards establish a framework for measuring fair value and a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of the asset.  Inputs may be observable or unobservable and refer broadly to the assumptions that market participants would use in pricing the asset.  An individual investment’s fair value measurement is assigned a level based upon the observability of the inputs that are significant to the overall valuation.  The three-level hierarchy of inputs is summarized as follows:

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

The following tables summarize our investment securities as of June 30, 2014 and December 31, 2013 that are recognized in our consolidated balance sheets using fair value measurements based on the differing levels of inputs.

June 30, 2014	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage-backed securities	$—	34	—	34
Corporate bonds	—	6,015	—	6,015
Common stock	58	—	—	58
Affiliated mutual funds	211,245	—	—	211,245
Total	$211,303	6,049	—	217,352

December 31, 2013	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage-backed securities	$—	46	—	46
Municipal bonds	—	501	—	501
Corporate bonds	—	24,041	—	24,041
Common stock	60	—	—	60
Affiliated mutual funds	176,700	—	—	176,700
Total	$176,760	24,588	—	201,348

5.              Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of purchase price over the tangible assets and identifiable intangible assets of an acquired business.  Our goodwill is not deductible for tax purposes.  As of June 30, 2014, the Company’s annual impairment test indicated that goodwill and identifiable intangible assets were not impaired.  Goodwill and identifiable intangible assets (all considered indefinite lived) are as follows:

	June 30, 2014	December 31, 2013
	(in thousands)
Goodwill	$106,970	106,970

Mutual fund management advisory contracts	38,699	38,699
Mutual fund management subadvisory contracts	16,300	16,300
Total identifiable intangible assets	54,999	54,999

Total	$161,969	161,969

6.              Indebtedness

Debt is reported at its carrying amount in the consolidated balance sheets.  The fair value of the Company’s outstanding indebtedness is approximately $210.0 million at June 30, 2014 compared to the carrying value of $190.0 million.  Fair value is calculated based on Level 2 inputs.

7.              Income Tax Uncertainties

As of January 1, 2014 and June 30, 2014, the Company had unrecognized tax benefits, including penalties and interest, of $12.0 million ($8.4 million net of federal benefit) and $13.1 million ($9.1 million net of federal benefit), respectively, that if recognized, would impact the Company’s effective tax rate.  The unrecognized tax benefits that are not expected to be settled within the next 12 months are included in other liabilities in the accompanying consolidated balance sheets; unrecognized tax benefits that are expected to be settled within the next 12 months are included in income taxes payable.

The Company’s accounting policy with respect to interest and penalties related to income tax uncertainties is to classify these amounts as income taxes.  As of January 1, 2014, the total amount of accrued interest and penalties related to uncertain tax positions recognized in the consolidated balance sheet was $3.0 million ($2.5 million net of federal benefit).  The total amount of penalties and interest, net of federal benefit, related to income tax uncertainties recognized in the statement of income for the six month period ended June 30, 2014 was $0.3 million.  The total amount of accrued penalties and interest related to uncertain tax positions at June 30, 2014 of $3.4 million ($2.8 million net of federal benefit) is included in the total unrecognized tax benefits described above.

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

The Company is currently being audited in various state jurisdictions.  It is reasonably possible that the Company will settle the audits in these jurisdictions within the next 12-month period.  It is estimated that the Company’s liability for unrecognized tax benefits, including penalties and interest, could decrease by up to $0.3 million (up to $0.2 million net of federal benefit) upon settlement of these audits.  Such settlements are not anticipated to have a significant impact on the results of operations.

8.              Pension Plan and Postretirement Benefits Other Than Pension

We provide a non-contributory retirement plan that covers substantially all employees and certain vested employees of our former parent company (the “Pension Plan”).  Benefits payable under the Pension Plan are based on employees’ years of service and compensation during the final 10 years of employment.  We also sponsor an unfunded defined benefit postretirement medical plan that covers retirees through the age of 65, including substantially all employees, as well as Waddell & Reed advisors who are independent contractors.  The medical plan is contributory with participant contributions adjusted annually.  The medical plan does not provide for post age 65 benefits with the exception of a small group of employees that were grandfathered when such plan was established.

The components of net periodic pension and other postretirement costs related to these plans are as follows:

	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	Three months ended June 30,		Three months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013	2014	2013	2014	2013
	(in thousands)				(in thousands)
Components of net periodic benefit cost:
Service cost	$2,317	2,556	180	197	5,042	5,506	360	394
Interest cost	2,045	1,903	99	90	4,198	3,855	198	180
Expected return on plan assets	(3,595)	(2,889)	—	—	(7,008)	(5,593)	—	—
Actuarial (gain) loss amortization	337	1,034	(4)	—	748	2,284	(8)	—
Prior service cost amortization	104	139	14	14	234	278	28	28
Transition obligation amortization	1	1	—	—	2	2	—	—

Total(1)	$1,209	2,744	289	301	3,216	6,332	578	602

(1) Approximately 60% of net periodic pension and other postretirement benefit costs are included in Compensation and related costs on the consolidated statements of income, while the remainder are included in Underwriting and distribution expense.

During the first six months of 2014, we contributed $20.0 million to the Pension Plan.  We do not expect to make additional contributions for the remainder of 2014.

9.              Stockholders’ Equity

Earnings per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Net income	$82,988	51,957	157,852	105,820

Weighted average shares outstanding - basic	85,073	85,869	85,046	85,731
Dilutive potential shares from stock options	—	—	—	1
Weighted average shares outstanding - diluted	85,073	85,869	85,046	85,732

Earnings per share basic and diluted	$0.98	0.61	1.86	1.23

Dividends

On April 16, 2014, the Board of Directors (the “Board”) approved a dividend on our common stock in the amount of $0.34 per share to stockholders of record as of July 11, 2014 to be paid on August 1, 2014.  The total dividend to be paid is approximately $28.8 million and is included in other current liabilities in the consolidated balance sheet at June 30, 2014.

Common Stock Repurchases

The Board has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in our stock-based compensation programs.

There were 628,022 shares and 789,177 shares repurchased in the open market or privately during the three months ended June 30, 2014 and 2013, respectively, which included 423,452 shares and 464,177 shares repurchased from employees tendering shares to cover their minimum income tax withholdings with respect to vesting of stock awards during the three months ended June 30, 2014 and 2013, respectively.  There were 908,208 shares and 870,878 shares repurchased in the open market or privately during the six months ended June 30, 2014 and 2013, respectively, which included 426,119 shares and 466,778 shares repurchased from employees tendering shares to cover their minimum income tax withholdings with respect to vesting of stock awards during each of these two periods.

Accumulated Other Comprehensive Income (Loss)

The following tables summarize other comprehensive income (loss) activity for the three and six months ended June 30, 2014 and June 30, 2013.

Three months ended June 30, 2014	Unrealized gains on investment securities	Change in valuation allowance for unrealized gains (losses) on investment securities	Pension and postretirement benefits	Total accumulated other comprehensive income (loss)
	(in thousands)
Balance at March 31, 2014	$2,709	552	(19,472)	(16,211)

Other comprehensive income before reclassification	2,253	1,317	—	3,570
Amount reclassified from accumulated other comprehensive income	(884)	(516)	285	(1,115)
Net current period other comprehensive income	1,369	801	285	2,455

Balance at June 30, 2014	$4,078	1,353	(19,187)	(13,756)

Three months ended June 30, 2013	Unrealized gains on investment securities	Change in valuation allowance for unrealized gains (losses) on investment securities	Pension and postretirement benefits	Total accumulated other comprehensive income (loss)
	(in thousands)
Balance at March 31, 2013	$3,567	1,066	(47,806)	(43,173)

Other comprehensive income before reclassification	(89)	(69)	—	(158)
Amount reclassified from accumulated other comprehensive income	(2,047)	(1,198)	592	(2,653)
Net current period other comprehensive income (loss)	(2,136)	(1,267)	592	(2,811)

Balance at June 30, 2013	$1,431	(201)	(47,214)	(45,984)

Six months ended June 30, 2014	Unrealized gains on investment securities	Change in valuation allowance for unrealized gains (losses) on investment securities	Pension and postretirement benefits	Total accumulated other comprehensive income (loss)
	(in thousands)
Balance at December 31, 2013	$3,150	810	(19,819)	(15,859)

Other comprehensive income before reclassification	2,557	1,494	—	4,051
Amount reclassified from accumulated other comprehensive income	(1,629)	(951)	632	(1,948)
Net current period other comprehensive income	928	543	632	2,103

Balance at June 30, 2014	$4,078	1,353	(19,187)	(13,756)

Six months ended June 30, 2013	Unrealized gains on investment securities	Change in valuation allowance for unrealized gains (losses) on investment securities	Pension and postretirement benefits	Total accumulated other comprehensive income (loss)
	(in thousands)
Balance at December 31, 2012	$1,823	32	(48,652)	(46,797)

Other comprehensive income before reclassification	3,190	1,865	—	5,055
Amount reclassified from accumulated other comprehensive income	(3,582)	(2,098)	1,438	(4,242)
Net current period other comprehensive income (loss)	(392)	(233)	1,438	813

Balance at June 30, 2013	$1,431	(201)	(47,214)	(45,984)

Reclassifications from accumulated other comprehensive income (loss) and included in net income are summarized in the tables that follow.

	For the three months ended June 30, 2014
	Pre-tax	Tax (expense) benefit	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Realized gain on sale of available for sale investment securities	$1,404	(520)	884	Investment and other income
Valuation allowance	—	516	516	Provision for income taxes
Amortization of pension and postretirement benefits	(452)	167	(285)	Underwriting and distribution expense and Compensation and related costs
Total	$952	163	1,115

	For the three months ended June 30, 2013
	Pre-tax	Tax (expense) benefit	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Realized gain on sale of available for sale investment securities	$3,236	(1,189)	2,047	Investment and other income
Valuation allowance	—	1,198	1,198	Provision for income taxes
Amortization of pension and postretirement benefits	(1,187)	595	(592)	Underwriting and distribution expense and Compensation and related costs
Total	$2,049	604	2,653

	For the six months ended June 30, 2014
	Pre-tax	Tax (expense) benefit	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Realized gain on sale of available for sale investment securities	$2,586	(957)	1,629	Investment and other income
Valuation allowance	—	951	951	Provision for income taxes
Amortization of pension and postretirement benefits	(1,004)	372	(632)	Underwriting and distribution expense and Compensation and related costs
Total	$1,582	366	1,948

	For the six months ended June 30, 2013
	Pre-tax	Tax (expense) benefit	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Realized gain on sale of available for sale investment securities	$5,662	(2,080)	3,582	Investment and other income
Valuation allowance	—	2,098	2,098	Provision for income taxes
Amortization of pension and postretirement benefits	(2,591)	1,153	(1,438)	Underwriting and distribution expense and Compensation and related costs
Total	$3,071	1,171	4,242

10.       Share-Based Compensation

On April 2, 2014, we granted 742,141 shares of nonvested stock with a fair value of $75.96 per share under the Company’s 1998 Stock Incentive Plan, as amended and restated (the “SI Plan”).  The value of those shares at the grant date, aggregating to $56.4 million, will generally be amortized to expense over a four year vesting period.

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

The Company accrues an undiscounted liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated.  These amounts are not reduced by amounts that may be recovered under insurance or claims against third parties, but undiscounted receivables from insurers or other third parties may be accrued separately. The Company regularly revises such accruals in light of new information.  For contingencies where an unfavorable outcome is reasonably possible and that are significant, the Company discloses the nature of the contingency and, where feasible, an estimate of the possible loss.  For purposes of our litigation contingency disclosures, “significant” includes material matters as well as other items that management believes should be disclosed.  Management judgment is required related to contingent liabilities and the outcome of litigation because both are difficult to predict.

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

•                                          A decline in the securities markets or in the relative investment performance of our Funds and other investment portfolios and products as compared to competing funds; and

•                                          Our inability to attract and retain senior executive management and other key personnel to conduct our broker/dealer, fund management and investment management advisory business.

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

We derive our revenues from providing investment management services, investment product underwriting and distribution, and shareholder services administration to mutual funds and institutional and separately managed accounts. Investment management fees are based on the amount of average assets under management and are affected by sales levels, financial market conditions, redemptions and the composition of assets. Our underwriting and distribution revenues consist of Rule 12b-1 asset-based service and distribution fees, fees earned on fee-based asset allocation products and related advisory services, distribution fees on certain variable products, and commissions derived from sales of investment and insurance products. The products sold have various commission structures and the revenues received from those sales vary based on the type and amount sold.  Shareholder service fee revenue includes transfer agency fees, custodian fees from retirement plan accounts, portfolio accounting and administration fees, and is earned based on assets under management or number of client accounts.  Our major expenses are commissions, employee compensation, field support, dealer services expense and information technology expense.

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

Second Quarter Highlights

•                  In April, we launched the Ivy Emerging Markets Local Currency Debt Fund, subadvised by Pictet Asset Management.  The fund provides investors the opportunity to capture fixed income opportunities from a select group of emerging market economies.

•                  In May, we signed a fund adoption transaction agreement with Emerging Managers Group (“EMG”) through which Ivy Investment Management Company will take over responsibility as investment adviser and Ivy Funds Distributor, Inc. as distributor of the Selector Management Fund SICAV (collectively, Ivy Investment Management Company and Ivy Funds Distributor, Inc. are referred to as “Ivy”).  This agreement, which received regulatory approval in July and is expected to close during the third quarter, will allow Ivy to serve the non-resident customer market through national broker-dealer firms in the United States and establish a greater international distribution of Ivy’s investment management capabilities.

•                  Operating revenues of $400.6 million increased $68.9 million, or 21%, compared to the second quarter of 2013.

•                  Operating income of $123.6 million increased $38.6 million, or 45%, compared to the second quarter of 2013, and net income of $83.0 million increased $25.7 million, or 45%, over this same period, when excluding costs from the launch of the Ivy High Income Opportunities closed-end fund in 2013.

•                  Our operating margin was 30.9%, an improvement from 25.6% for the same period a year ago.

•                  Our assets under management increased 30% from $104.3 billion at June 30, 2013 to $135.6 billion at June 30, 2014.

•                  Company-wide sales exceeded $100.0 million for eleven investment strategies, including two investment strategies for which sales exceeded $500.0 million and two investment strategies for which sales exceeded $1.0 billion.

•                  Sales increased 10% to $7.5 billion for the second quarter of 2014 compared to the same period in 2013.

•                  Our balance sheet remains solid, and we ended the quarter with cash and investments of $725.0 million.

Assets Under Management

Assets under management increased to $135.6 billion compared to $104.3 billion on June 30, 2013.

Change in Assets Under Management(1)

	Second Quarter 2014
	Wholesale	Advisors	Institutional	Total
	(in millions)
Beginning Assets	$70,467	44,224	16,692	131,383

Sales(2)	4,864	1,457	1,193	7,514
Redemptions	(4,363)	(1,098)	(851)	(6,312)
Net Exchanges	(397)	(88)	485	—
Net Flows	104	271	827	1,202

Market Appreciation	1,100	1,302	646	3,048
Ending Assets	$71,671	45,797	18,165	135,633

	Second Quarter 2013
	Wholesale	Advisors	Institutional	Total
	(in millions)
Beginning Assets	$53,254	37,915	12,626	103,795

Sales(2)	5,030	1,403	379	6,812
Redemptions	(3,983)	(1,083)	(811)	(5,877)
Net Exchanges	61	(61)	—	—
Net Flows	1,108	259	(432)	935

Market Appreciation (Depreciation)	(502)	(2)	118	(386)
Ending Assets	$53,860	38,172	12,312	104,344

Assets under management increased to $135.6 billion at June 30, 2014 compared to $126.5 billion on December 31, 2013 due to inflows of $5.9 billion and market appreciation of $3.2 billion.

	Year to Date 2014
	Wholesale	Advisors	Institutional	Total
	(in millions)
Beginning Assets	$67,055	43,667	15,821	126,543

Sales(2)	11,881	2,892	2,747	17,520
Redemptions	(7,925)	(2,204)	(1,530)	(11,659)
Net Exchanges	(285)	(200)	485	—
Net Flows	3,671	488	1,702	5,861

Market Appreciation	945	1,642	642	3,229
Ending Assets	$71,671	45,797	18,165	135,633

	Year to Date 2013
	Wholesale	Advisors	Institutional	Total
	(in millions)
Beginning Assets	$48,930	35,660	11,775	96,365

Sales(2)	10,072	2,706	809	13,587
Redemptions	(7,140)	(2,130)	(1,280)	(10,550)
Net Exchanges	127	(127)	—	—
Net Flows	3,059	449	(471)	3,037

Market Appreciation	1,871	2,063	1,008	4,942
Ending Assets	$53,860	38,172	12,312	104,344

(1)         Includes all activity of the Funds and institutional and separate accounts, including money market funds and transactions at net asset value, accounts for which we receive no commissions.

(2)         Primarily gross sales (net of sales commission), but also includes net reinvested dividends and capital gains and investment income.

Average assets under management, which are generally more indicative of trends in revenue for providing investment management services than the quarter over quarter change in ending assets under management, are presented below.

Average Assets Under Management

	Second Quarter 2014
	Wholesale	Advisors	Institutional	Total
	(in millions)

Asset Class:
Equity	$55,679	32,547	16,410	$104,636
Fixed Income	14,254	9,903	785	24,942
Money Market	167	2,066	—	2,233
Total	$70,100	44,516	17,195	$131,811

	Second Quarter 2013
	Wholesale	Advisors	Institutional	Total
	(in millions)

Asset Class:
Equity	$42,685	27,404	12,003	$82,092
Fixed Income	11,236	9,700	735	21,671
Money Market	174	1,404	—	1,578
Total	$54,095	38,508	12,738	$105,341

	Year to Date 2014
	Wholesale	Advisors	Institutional	Total
	(in millions)

Asset Class:
Equity	$55,367	32,498	15,975	$103,840
Fixed Income	13,820	9,761	710	24,291
Money Market	176	1,996	—	2,172
Total	$69,363	44,255	16,685	$130,303

	Year to Date 2013
	Wholesale	Advisors	Institutional	Total
	(in millions)

Asset Class:
Equity	$41,875	26,834	11,741	$80,450
Fixed Income	10,859	9,648	766	21,273
Money Market	171	1,387	—	1,558
Total	$52,905	37,869	12,507	$103,281

Results of Operations — Three and Six Months Ended June 30, 2014 as Compared with Three and Six Months Ended June 30, 2013

Net Income

	Three months ended
	June 30,
	2014	2013	Variance

Net Income	$82,988	51,957	60%

Earnings per share, basic and diluted	$0.98	0.61	61%

Operating Margin	30.9%	25.6%	21%

	Six months ended
	June 30,
	2014	2013	Variance

Net Income	$157,852	105,820	49%

Earnings per share, basic and diluted	$1.86	1.23	51%

Operating Margin	30.4%	25.9%	17%

Total Revenues

Total revenues increased 21% to $400.6 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 due to an increase in average assets under management of 25% and an increase in sales of 10%.  For the six months ended June 30, 2014, total revenues increased $142.8 million, or 22% compared to the same period in the prior year due to an increase in average assets under management of 26%, and an increase in sales of 29%.

	Three months ended
	June 30,
	2014	2013	Variance
	(in thousands, except percentage data)

Investment management fees	$193,624	156,219	24%
Underwriting and distribution fees	169,001	141,597	19%
Shareholder service fees	38,009	33,890	12%
Total revenues	$400,634	331,706	21%

	Six months ended
	June 30,
	2014	2013	Variance
	(in thousands, except percentage data)

Investment management fees	$381,661	304,664	25%
Underwriting and distribution fees	334,268	277,016	21%
Shareholder service fees	75,121	66,581	13%
Total revenues	$791,050	648,261	22%

Investment Management Fee Revenues

Investment management fee revenues are earned for providing investment advisory services to the Funds and to institutional and separate accounts.  Investment management fee revenues increased $37.4 million, or 24%, from last year’s second quarter.  For the six month period ended June 30, 2014, investment management fee revenues increased $77.0 million, or 25%, compared to the same period in 2013.

Revenues from investment management services provided to our retail mutual funds, which are distributed through the Wholesale and Advisors channels, were $179.0 million for the quarter ended June 30, 2014.  Revenues increased $34.6 million, or 24%, compared to the second quarter of 2013, while the related retail average assets increased 24% to $114.6 billion. Management fee waivers of $2.8 and $2.4 million were recorded as an offset to investment management fees for the periods ending June 30, 2014 and June 30, 2013, respectively. Of the total management fee waivers recorded, $2.1 million was related to money market accounts for the second quarter of 2014 and $1.5 million was related to money market accounts for the second quarter of 2013.  For the six months ended June 30, 2014, revenues from investment management services provided to our retail mutual funds were $353.0 million.  Revenues increased $71.8 million, or 26%, compared to the first six months of 2013, while the related retail average assets increased 25% to $113.6 billion.  Management fee waivers of $5.6 and $4.6 million were recorded as an offset to investment management fees for the six months ending June 30, 2014 and June 30, 2013, respectively. Of the total management fee waivers recorded, $4.0 million was related to money market accounts for the first six months of 2014 and $2.9 million was related to money market accounts for the first six months of 2013.

Institutional account revenues were $14.6 million for the second quarter of 2014, representing an increase of $2.8 million, or 24%, from the second quarter of 2013, while average assets increased 35%.  For the six month period ended June 30, 2014, institutional account revenues were $28.7 million, an increase of 22% compared to the same period in 2013, and average assets increased 33%.  For both periods, account revenues increased less than the related average assets due to a decline in the average management fee rate.  The decline in the average management fee rate was driven by a mix-shift of assets into investment styles and account types with lower management fee rates.

Long-term redemption rates (which exclude money market fund redemptions) in the Wholesale channel were 25.1% in the second quarter of 2014 and 23.1% year-to-date, compared to 29.4% in the second quarter of 2013 and 27.1% for the first six months of 2013.  In the Advisors channel, long-term redemption rates were 7.9% for the quarter ended June 30, 2014 compared to 9.1% in the second quarter of 2013.   For the six months ended June 30, 2014, the Advisor channel’s long-term redemption rate decreased to 8.1% compared to 9.3% for the same period in 2013.  We expect the Advisors channel long-term redemption rate to remain lower than that of the industry average due to the personal and customized nature in which our financial advisors provide service to our clients by focusing on meeting their long-term financial objectives.  Long-term redemption rates for our Institutional channel were 19.9% and 25.5% for the second quarter of 2014 and 2013, respectively, and 18.5% for the six month period ended June 30, 2014 compared to 20.6% for the same period in 2013.

Our overall redemption rate of 17.5% for the first six months of 2014 compares positively to the current year to date industry average of approximately 23%, based on data from the Investment Company Institute.

Underwriting and Distribution Fee Revenues and Expenses

The following tables summarize our underwriting and distribution fee revenues and expenses segregated by distribution method within the respective Wholesale or Advisors channel:

	Second Quarter 2014
	Wholesale	Advisors	Total
	(in thousands)

Revenue	$60,237	108,764	169,001
Expenses - Direct	(76,834)	(76,867)	(153,701)
Expenses - Indirect	(12,791)	(29,116)	(41,907)
Net Distribution (Costs)/Excess	$(29,388)	2,781	(26,607)

	Second Quarter 2013
	Wholesale	Advisors	Total
	(in thousands)

Revenue	$49,846	91,751	141,597
Expenses - Direct	(64,694)	(62,794)	(127,488)
Expenses - Indirect	(11,229)	(26,127)	(37,356)
Net Distribution (Costs)/Excess	$(26,077)	2,830	(23,247)

	Year to Date 2014
	Wholesale	Advisors	Total
	(in thousands)

Revenue	$119,801	214,467	334,268
Expenses - Direct	(156,534)	(151,564)	(308,098)
Expenses - Indirect	(24,326)	(58,135)	(82,461)
Net Distribution (Costs)/Excess	$(61,059)	4,768	(56,291)

	Year to Date 2013
	Wholesale	Advisors	Total
	(in thousands)

Revenue	$98,021	178,995	277,016
Expenses - Direct	(128,242)	(122,451)	(250,693)
Expenses - Indirect	(22,229)	(53,493)	(75,722)
Net Distribution (Costs)/Excess	$(52,450)	3,051	(49,399)

The following tables summarize the significant components of underwriting and distribution fee revenues segregated by distribution channel:

	Second Quarter 2014
	Wholesale	Advisors	Total
	(in thousands)

Underwriting and distribution fee revenues
Rule 12b-1 service and distribution fees	$57,712	30,200	87,912
Fee-based asset allocation product revenues	—	49,348	49,348
Sales commissions on front-end load mutual fund and variable annuity sales	1,638	17,134	18,772
Sales commissions on other products	—	6,443	6,443
Other revenues	887	5,639	6,526
Total	$60,237	108,764	169,001

	Second Quarter 2013
	Wholesale	Advisors	Total
	(in thousands)

Underwriting and distribution fee revenues
Rule 12b-1 service and distribution fees	$47,654	25,986	73,640
Fee-based asset allocation product revenues	—	37,042	37,042
Sales commissions on front-end load mutual fund and variable annuity sales	1,282	18,287	19,569
Sales commissions on other products	—	5,150	5,150
Other revenues	910	5,286	6,196
Total	$49,846	91,751	141,597

	Year to Date 2014
	Wholesale	Advisors	Total
	(in thousands)

Underwriting and distribution fee revenues
Rule 12b-1 service and distribution fees	$114,504	59,131	173,635
Fee-based asset allocation product revenues	—	96,695	96,695
Sales commissions on front-end load mutual fund and variable annuity sales	3,670	34,266	37,936
Sales commissions on other products	—	12,804	12,804
Other revenues	1,627	11,571	13,198
Total	$119,801	214,467	334,268

	Year to Date 2013
	Wholesale	Advisors	Total
	(in thousands)

Underwriting and distribution fee revenues
Rule 12b-1 service and distribution fees	$93,867	50,781	144,648
Fee-based asset allocation product revenues	—	71,949	71,949
Sales commissions on front-end load mutual fund and variable annuity sales	2,406	34,967	37,373
Sales commissions on other products	—	10,796	10,796
Other revenues	1,748	10,502	12,250
Total	$98,021	178,995	277,016

Underwriting and distribution revenues earned in the second quarter of 2014 increased by $27.4 million, or 19%, compared with the second quarter of 2013.  Rule 12b-1 asset based service and distribution fees increased $14.3 million, or 19%, quarter over quarter driven by a 20% increase in average mutual fund assets under management for which we earn revenues.  Approximately 75% of Rule 12b-1 revenues earned are a pass-through to direct underwriting and distribution expenses.  In our Advisors channel, revenues from fee-based asset allocation products continued to be a meaningful contributor to revenues, increasing to 45% of Advisor channel underwriting and distribution revenues in the second quarter of 2014 compared to 40% in the second quarter of 2013.  Fee-based asset allocation assets grew from $11.8 billion at June 30, 2013 to $16.4 billion at June 30, 2014, generating an increase of fee-based asset allocation revenue of $12.3 million, or 33%, as advisors increasingly utilize fee-based programs for their clients.

For the six months ended June 30, 2014, underwriting and distribution revenues increased $57.3 million, or 21%, compared with the six months ended June 30, 2013.  Rule 12b-1 asset based service and distribution fees increased $29.0 million, or 20%, compared to the first six months of 2013, driven by a 21% increase in average mutual fund assets under management for which we earn revenues.  In our Advisors channel, revenues from fee-based asset allocation products increased $24.7 million, or 34%, compared to the prior year.

Underwriting and distribution expenses increased by $30.8 million, or 19%, compared to the second quarter of 2013.  Direct expenses in the Wholesale channel increased by $12.1 million due to increased average wholesale assets under management year over year, which resulted in higher dealer compensation and Rule 12b-1 asset-based service and distribution expenses paid to third-party distributors.  In the Advisors channel, direct expenses grew faster than revenue due to increased advisor payouts.  Across both channels, indirect expenses increased $4.6 million, or 12%, compared to the quarter ended June 30, 2013, primarily due to increased field management compensation, computer services and software expenses and marketing expenses.

For the six months ended June 30, 2014, underwriting and distribution expenses increased by $64.1 million, or 20%, compared to the first six months of 2013.  Direct expenses in the Wholesale channel increased by $28.3 million as a result of an increase in average wholesale assets under management and higher sales volume year over year.  We incurred higher dealer compensation and Rule 12b-1 asset-based service and distribution expenses paid to third-party distributors and higher wholesaler commissions.  In the Advisors channel, direct expenses grew faster than revenue due to increased advisor payouts.  Indirect expenses, across both channels, increased $6.7 million, or 9%, compared with the first six months of 2013, primarily due to increased field management compensation, computer services and software expenses and marketing expenses.

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

During the second quarter of 2014, shareholder service fee revenue increased $4.1 million, or 12%, over the second quarter of 2013. Asset-based fees increased $3.5 million, or 30%, for the same time period in the I, Y and R share classes. Assets in the I, Y and R share classes grew from a quarterly average of $22.7 billion at June 30, 2013 to an average of $31.1 billion at June 30, 2014, representing an increase of 37%.  Account-based fees increased $0.7 million quarter over quarter due to a 7% increase in the number of accounts compared to the second quarter in 2013.  For the six month period ended June 30, 2014, shareholder service fee revenue increased $8.5 million, or 13%, compared to the same period in 2013.  For the same time period, asset-based fees increased $7.0 million, or 31%.  Assets in the I, Y and R share classes grew from an average of $22.0 billion at June 30, 2013 to an average of $30.6 billion at June 30, 2014, representing an increase of 39%.  Account-based fees increased $1.7 million compared to the first six months of 2013 due to a 7% increase in the number of accounts compared to the same period in 2013.

Total Operating Expenses

Operating expenses increased $30.3 million, or 12%, in the second quarter of 2014 compared to the second quarter of 2013, primarily due to increased underwriting and distribution expenses.  For the six months ended June 30, 2014, operating expenses increased $70.5 million, or 15%, compared to the first six months of 2013, primarily due to increased underwriting and distribution expenses and general and administrative costs.  Underwriting and distribution expenses are discussed above.

	Three Months Ended
	June 30,
	2014	2013	Variance
	(in thousands, except percentage data)
Underwriting and distribution	$195,608	164,844	19%
Compensation and related costs	48,589	47,376	3%
General and administrative	27,183	26,938	1%
Subadvisory fees	2,069	4,291	-52%
Depreciation	3,541	3,222	10%
Total operating expenses	$276,990	246,671	12%

	Six Months Ended
	June 30,
	2014	2013	Variance
	(in thousands, except percentage data)
Underwriting and distribution	$390,559	326,415	20%
Compensation and related costs	98,598	95,531	3%
General and administrative	50,939	43,146	18%
Subadvisory fees	3,946	8,775	-55%
Depreciation	6,790	6,449	5%
Total operating expenses	$550,832	480,316	15%

Compensation and Related Costs

On April 2, 2014, we granted 742,141 shares of nonvested stock with a fair value of $75.96 per share under the SI Plan.  The value of those shares at the grant date, aggregating $56.4 million, will generally be amortized to expense over a four year vesting period.

Compensation and related costs increased $1.2 million, or 3%, compared to the second quarter of 2013.     Share-based compensation increased $1.3 million due to higher amortization expense associated with our April 2014 and December 2013 grants of nonvested stock compared to grants that became fully vested in 2013.  Adjustments to the forfeiture rate during the second quarter of 2014 partially offset the share-based compensation increase.  Base salaries and payroll taxes increased $1.4 million due to increased headcount and annual salary increases. Offsetting the increases were lower incentive compensation expense and pension expense.

For the six months ended June 30, 2014, compensation and related costs increased $3.1 million, or 3%, compared to the first six months of 2013. Share-based compensation increased $2.7 million due to higher amortization expense associated with our April 2014 and December 2013 grants of nonvested stock compared to grants that became fully vested in 2013.  Adjustments to the forfeiture rate in 2014 partially offset the share-based compensation increase.  Base salaries and payroll taxes increased $2.4 million due to increased headcount and annual salary increases. Offsetting the increases were lower incentive compensation expense and pension expense.

General and Administrative Costs

General and administrative expenses increased $0.2 million to $27.2 million for the second quarter of 2014, compared to the second quarter of 2013.  Included in the second quarter of 2013 were one-time structuring, offering and organizational costs for the launch of the Ivy High Income Opportunities Fund in the amount of $6.6 million.  Excluding these charges in 2013, general and administrative costs increased $6.8 million.  The increase is due to increased technology consulting and computer services and software costs related to the acceleration of technology infrastructure initiatives, as well as increased dealer services costs, legal costs and temporary office staff expenses.  A majority of dealer services costs represent pass-through costs to third party dealers and are based on higher asset levels in certain share classes.

For the six months ended June 30, 2014, general and administrative expenses increased $7.8 million to $50.9 million, compared to the same period in 2013.  Excluding the items detailed above in 2013, general and administrative expenses increased $14.4 million.  The increase is primarily due to increased legal and technology consulting costs, increased dealer service costs on higher asset levels in certain share classes, increased temporary office staff expense, increased computer service and software costs and increased fund expenses.

Subadvisory Fees

Subadvisory fees represent fees paid to other asset managers for providing advisory services for certain mutual fund portfolios.  Gross management fee revenues for products subadvised by others were $3.9 million for the three months ended June 30, 2014 compared to $8.5 million for the second quarter of 2013 due to a 49% decrease in subadvised average net assets.  The decrease in subadvised average net assets is a result of internalizing the management of the Global Natural Resources funds after the portfolio manager’s retirement from Mackenzie Financial Corporation, the subadvisor, during the third quarter of 2013.  For the six months ended June 30, 2014, gross management fee revenues for products subadvised by others were $7.5 million compared to $17.4 million for the same period in 2013 due to a 51% decrease in average net assets.  Subadvisory expenses followed the same pattern of decrease compared to 2013.

Subadvised ending assets under management at June 30, 2014 were $2.1 billion compared to $4.0 billion at June 30, 2013.

Other Income and Expenses

Investment and Other Income, Interest Expense and Taxes

Investment and other income was $6.1 million for the quarter ended June 30, 2014, compared to $1.0 million in the same period a year ago.  We recorded realized gains of $1.4 million on the sale of available for sale mutual fund holdings during the current quarter compared to $3.2 million in the second quarter of 2013. In our mutual fund trading portfolio, we recorded mark-to-market gains of $3.6 million during the quarter compared to losses of $2.1 million for the three months ended June 30, 2013.  We recorded mutual fund dividend income of $0.8 million during the current quarter compared to $0.5 million in the second quarter of 2013.  We recorded losses to our investment in a limited partnership of $1.0 million in the second quarter of 2013.

For the six months ended June 30, 2014 and 2013, investment and other income was $10.0 million and $5.4 million, respectively.  We recorded realized gains of $2.6 million on the sale of available for sale mutual fund holdings during the first six months of 2014, compared to $5.7 million during the first six months of 2013.  In our mutual fund trading portfolio, we recorded mark-to-market gains of $5.5 million in

2014, compared to gains of $0.1 million in 2013. We recorded mutual fund dividend income of $1.2 million during the first six months of 2014, compared to $0.7 million during the same period in 2013.  The first six months of 2013 included a $1.8 million loss related to the Company’s investment in a limited partnership.

Interest expense was $2.8 million and $2.9 million in the second quarter of 2014 and 2013, respectively, and $5.5 million and $5.7 million for the six month periods ended June 30, 2014 and 2013, respectively.

Our effective income tax rate was 34.6% for the second quarter of 2014, as compared to 37.5% for the second quarter of 2013.  Due to the sale of a subsidiary in 2013, the Company has deferred tax assets related to capital loss carryforwards, which are available to offset current and future capital gains.  A valuation allowance was recorded on this capital loss when realized due to the extent that this loss exceeded available capital gains. The valuation allowance was necessary due to the limited carryforward period permitted by law on losses of this character.  During the second quarter of 2014, an increase in the fair value of the Company’s trading securities portfolio and realized capital gains on securities classified as available for sale allowed for a release of the valuation allowance, thereby reducing income tax expense by $1.8 million.  Additionally, the Company initiated a transaction that recharacterized tax losses on a limited partnership investment from capital to ordinary, thereby releasing the valuation allowance and reducing income tax expense by $1.5 million.  During the second quarter of 2013, realized capital gains on securities classified as available for sale released the valuation allowance and reduced income tax expense by $0.1 million.

The second quarter 2014 and 2013 effective income tax rates, removing the effects of the valuation allowance, would have been 37.3% and 37.7%, respectively.  The adjusted effective tax rate in the second quarter of 2014 was lower primarily due to higher pretax book income, which diluted the impact of nondeductible expenses.  Additionally, the Company generated larger state tax incentives in 2014 as compared to 2013.

Our effective income tax rate was 35.5% for the six months ended June 30, 2014, as compared to 36.9% for the six months ended June 30, 2013.  During 2014, an increase in the Company’s trading securities portfolio and realized capital gains on securities classified as available for sale allowed for a release of the valuation allowance, thereby reducing income tax expense by $3.0 million.  Additionally, the Company initiated a transaction that recharacterized tax losses on a limited partnership investment from capital to ordinary, thereby releasing the valuation allowance and reducing income tax expense by $1.5 million.  During 2013, realized capital gains on the sale of securities classified as available for sale released the valuation allowance and reduced income tax expense by $1.5 million.

Removing the effects of the valuation allowance for the six months ended June 30, 2014 and 2013, the effective income tax rate would have been 37.3% and 37.8%, respectively.  The adjusted effective tax rate in 2014 was lower primarily due to higher pretax book income, which diluted the impact of nondeductible expenses.  Additionally, the Company generated larger state tax incentives in 2014 as compared to 2013.

The Company expects its future effective tax rate, exclusive of any increases or reductions to the valuation allowance, state tax incentives, unanticipated state tax legislative changes, and unanticipated fluctuations in earnings to range from 37% to 39%.

Liquidity and Capital Resources

Our operations provide much of the cash necessary to fund our priorities, as follows:

•                  Finance internal growth

•                  Pay dividends

•                  Repurchase our stock

Finance Internal Growth

We use cash to fund growth in our distribution channels.  Our Wholesale channel requires cash outlays for wholesaler commissions and commissions to third parties on deferred load product sales.  We continue to invest in our Advisors channel by providing additional support to our advisors through home office resources, wholesaling efforts and enhanced technology tools.

We are currently investing in technology initiatives to modernize and optimize our technology environment.  Initiatives underway include upgrading our infrastructure, network and security, moving to distributed applications and building system architecture.

Pay Dividends

We paid quarterly dividends on our common stock that resulted in financing cash outflows of $58.0 million and $48.1 million for the first six months of 2014 and 2013, respectively.

Repurchase Our Stock

We repurchased 908,208 shares and 870,878 shares of our common stock in the open market or privately during the six months ended June 30, 2014 and 2013, respectively, resulting in cash outflows of $61.7 million and $36.8 million, respectively.

Operating Cash Flows

Cash from operations, our primary source of funds, increased $57.5 million for the six months ended June 30, 2014 compared to the previous year.  The increase is primarily due to increased net income compared to the same period in 2013.

During the first six months of 2014, we contributed $20.0 million to the Pension Plan.  We do not expect to make additional contributions for the remainder of the year.

Investing Cash Flows

Investing activities consist primarily of the purchase, sale and maturities of available for sale investment securities, as well as capital expenditures.  We expect our 2014 capital expenditures to be in the range of $25.0 to $35.0 million.  Related to the sale of a subsidiary, we received cash proceeds of $22.0 million during the first quarter of 2013.

Financing Cash Flows

As noted previously, dividends and stock repurchases accounted for a majority of our financing cash outflows in the first six months of 2014 and 2013.

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

Expected long-term capital requirements include indebtedness, operating leases and purchase obligations, and potential settlement of tax liabilities.  Other possible long-term discretionary uses of cash could include capital expenditures for enhancement of technology infrastructure and home office expansion, strategic acquisitions, payment of dividends, income tax payments, seed money for new products, payment of upfront fund commissions for Class C shares and certain fee-based asset allocation products, pension funding and repurchases of our common stock.

Critical Accounting Policies and Estimates

Management believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.  The Company’s critical accounting policies and estimates are disclosed in the “Critical Accounting Policies and Estimates” section of our 2013 Form 10-K.

Our indefinite life intangible asset balance includes $16.3 million related to our subadvisory agreement to manage certain mutual fund products for Mackenzie Financial Corporation (“MFC”) recorded in connection with our purchase of Mackenzie Investment Management, Inc. in 2002.  As part of purchase accounting, a deferred tax liability was established related to this identifiable intangible asset.  As of June 30, 2014, the associated deferred tax liability is $6.0 million.

The fair value of this intangible asset exceeded its carrying amount by 5% when performing our annual testing for impairment during the second quarter of 2014, which represented a decline in the percentage in which the fair value exceeded the carrying amount when compared to the previous year.  The decline can be attributed to a realignment of MFC’s fund offerings that resulted in a reduction in assets and associated cash flows from this relationship during the second quarter.  Subsequent to June 30, 2014, a mutual fund managed for MFC was fully redeemed.  It is possible that there may be plans to further reduce the assets we manage for MFC, which will require us to assess a potential writedown of the intangible asset during the next quarter.

The fair value of our other indefinite life intangible asset exceeded its carrying value by more than 100%.  Related to goodwill, the fair value of the reporting unit also exceeded its carrying value by more than 100%.

Supplemental Information

	Second	Second		Year to	Year to
	Quarter	Quarter		Date	Date
	2014	2013	Change	2014	2013	Change

Channel highlights
Number of wholesalers	60	50	20.0%	60	50	20.0%
Number of advisors	1,740	1,734	0.3%	1,740	1,734	0.3%
Advisor productivity (in thousands)(1)	$62.4	53.1	17.5%	$123.3	103.6	19.0%

Redemption rates - long term assets
Wholesale	25.1%	29.4%		23.1%	27.1%
Advisors	7.9%	9.1%		8.1%	9.3%
Institutional	19.9%	25.5%		18.5%	20.6%
Total	18.7%	21.7%		17.5%	19.9%

Operating highlights
Organic growth annualized	3.7%	3.6%		9.3%	6.3%
Total assets under management (in millions)	$135,633	104,344	30.0%	$135,633	104,344	30.0%

Operating margin	30.9%	25.6%		30.4%	25.9%

Diversification (company total)
As % of Sales
Asset Strategy	26.3%	28.5%		30.3%	31.0%
Fixed Income	25.4%	30.4%		24.2%	30.5%
Other	48.3%	41.1%		45.5%	38.5%
As % of Assets Under Management
Asset Strategy	32.9%	33.4%		32.9%	33.4%
Fixed Income	18.7%	19.9%		18.7%	19.9%
Other	48.4%	46.7%		48.4%	46.7%

Shareholder service fees
Average assets for I, Y, and R share classes (in millions)	$31,134	22,683	37.3%	$30,586	21,952	39.3%
Number of shareholder accounts (in thousands)	4,454	4,180	6.6%	4,454	4,180	6.6%

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

Item 1A.        Risk Factors

The Company has had no material changes to its Risk Factors from those previously reported in the Company’s 2013 Form 10-K.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information about the shares of common stock we repurchased during the second quarter of 2014.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program

April 1 - April 30	386,165	$75.96	386,165	n/a	(1)
May 1 - May 31	200,000	60.61	200,000	n/a	(1)
June 1 - June 30	41,857	61.92	41,857	n/a	(1)

Total	628,022	$70.13	628,022

(1)         On August 31, 1998, we announced that our Board of Directors approved a program to repurchase shares of our common stock on the open market.  Under the repurchase program, we are authorized to repurchase, in any seven-day period, the greater of (i) 3% of our outstanding common stock or (ii) $50 million of our common stock.  We may repurchase our common stock through the New York Stock Exchange, other national or regional market systems, electronic communication networks or alternative trading systems.  Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased.  Our Board of Directors reviewed and ratified the stock repurchase program in October 2012.  During the second quarter of 2014, all stock repurchases were made pursuant to the repurchase program and 423,452 shares, reflected in the table above, were purchased in connection with funding employee income tax withholding obligations arising from the vesting of nonvested shares.

Item 6.           Exhibits

10.1                        Release of All Claims, dated June 17, 2014, by and between Daniel P. Connealy and Waddell & Reed Financial, Inc.  Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-13913, filed June 19, 2014 and incorporated herein by reference.*

31.1                        Section 302 Certification of Chief Executive Officer

31.2                        Section 302 Certification of Chief Financial Officer

32.1                        Section 906 Certification of Chief Executive Officer

32.2                        Section 906 Certification of Chief Financial Officer

101                           Materials from the Waddell & Reed Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Unaudited Consolidated Financial Statements, tagged in detail.

*Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 1st day of August 2014.

WADDELL & REED FINANCIAL, INC.

By:	/s/ Henry J. Herrmann
Chief Executive Officer, Chairman of the Board and Director
(Principal Executive Officer)

By:	/s/ Brent K. Bloss
Senior Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)

By:	/s/ Melissa A. Clouse
Vice President and Controller
(Principal Accounting Officer)