Form 10-Q
period 2014-09-30
WADDELL & REED FINANCIAL INC
filed 2014-10-31
CIK 1052100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Class	Outstanding as of October 24, 2014
Class A common stock, $.01 par value	83,614,054

WADDELL & REED FINANCIAL, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

Quarter Ended September 30, 2014

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	September 30,
	2014	December 31,
	(unaudited)	2013
Assets:
Cash and cash equivalents	$528,967	487,845
Cash and cash equivalents - restricted	61,219	121,419
Investment securities	243,921	201,348
Receivables:
Funds and separate accounts	35,760	36,467
Customers and other	165,678	141,763
Deferred income taxes	7,595	7,654
Income taxes receivable	—	419
Prepaid expenses and other current assets	12,887	9,410
Total current assets	1,056,027	1,006,325

Property and equipment, net	86,610	72,638
Deferred sales commissions, net	68,074	79,894
Goodwill and identifiable intangible assets	158,123	161,969
Deferred income taxes	5,620	3,839
Other non-current assets	24,575	12,300
Total assets	$1,399,029	1,336,965

Liabilities:
Accounts payable	$19,585	18,821
Payable to investment companies for securities	106,695	214,085
Payable to third party brokers	61,347	59,756
Payable to customers	63,205	8,664
Accrued compensation	74,007	58,677
Other current liabilities	48,602	59,726
Current income taxes	3,441	—
Total current liabilities	376,882	419,729

Long-term debt	190,000	190,000
Accrued pension and postretirement costs	12,516	13,333
Other non-current liabilities	27,810	26,561
Total liabilities	607,208	649,623

Commitments and contingencies

Stockholders’ equity:
Preferred stock-$1.00 par value: 5,000 shares authorized; none issued	—	—
Class A Common stock-$0.01 par value: 250,000 shares authorized; 99,701 shares issued; 84,064 shares outstanding (85,236 at December 31, 2013)	997	997
Additional paid-in capital	313,086	267,406
Retained earnings	996,683	850,600
Cost of 15,637 common shares in treasury (14,465 at December 31, 2013)	(500,542)	(415,802)
Accumulated other comprehensive loss	(18,403)	(15,859)
Total stockholders’ equity	791,821	687,342
Total liabilities and stockholders’ equity	$1,399,029	1,336,965

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited, in thousands, except for per share data)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2014	2013	2014	2013

Revenues:
Investment management fees	$197,783	165,559	579,444	470,223
Underwriting and distribution fees	173,047	146,863	507,315	423,879
Shareholder service fees	38,728	34,667	113,849	101,248
Total	409,558	347,089	1,200,608	995,350

Operating expenses:
Underwriting and distribution	197,246	169,046	587,805	495,461
Compensation and related costs (including share-based compensation of $12,941, $14,186, $40,620 and $39,192, respectively)	48,375	49,472	146,973	145,003
General and administrative	24,924	20,462	75,863	63,608
Subadvisory fees	2,203	1,667	6,149	10,442
Depreciation	3,786	3,172	10,576	9,621
Intangible asset impairment	7,900	—	7,900	—
Total	284,434	243,819	835,266	724,135

Operating income	125,124	103,270	365,342	271,215
Investment and other income (loss)	(1,205)	5,212	8,795	10,591
Interest expense	(2,769)	(2,832)	(8,279)	(8,544)

Income before provision for income taxes	121,150	105,650	365,858	273,262
Provision for income taxes	46,564	37,231	133,420	99,023

Net income	$74,586	68,419	232,438	174,239

Net income per share, basic and diluted:	$0.89	0.80	2.74	2.03

Weighted average shares outstanding:
Basic	84,242	85,603	84,775	85,688
Diluted	84,242	85,603	84,775	85,689

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2014	2013	2014	2013

Net income	$74,586	68,419	232,438	174,239

Other comprehensive income:

Unrealized appreciation (depreciation) of available for sale investment securities during the period, net of income tax expense (benefit) of $(11), $12, $(9) and $3, respectively	(4,962)	4,633	(3,491)	4,008

Pension and postretirement benefits, net of income tax expense of $186, $480, $558 and $1,633, respectively	315	816	947	2,254

Comprehensive income	$69,939	73,868	229,894	180,501

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the Nine Months Ended September 30, 2014

(Unaudited, in thousands)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity

Balance at December 31, 2013	99,701	$997	267,406	850,600	(415,802)	(15,859)	687,342

Net income	—	—	—	232,438	—	—	232,438
Recognition of equity compensation	—	—	40,620	—	—	—	40,620
Net issuance/forfeiture of nonvested shares	—	—	(11,405)	—	11,405	—	—
Dividends accrued, $1.02 per share	—	—	—	(86,355)	—	—	(86,355)
Excess tax benefits from share-based payment arrangements	—	—	16,465	—	—	—	16,465
Repurchase of common stock	—	—	—	—	(96,145)	—	(96,145)
Other comprehensive income	—	—	—	—	—	(2,544)	(2,544)

Balance at September 30, 2014	99,701	$997	313,086	996,683	(500,542)	(18,403)	791,821

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the nine months
	ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$232,438	174,239
Adjustments to reconcile net income to net cash provided by operating activities:
Intangible asset impairment	7,900	—
Depreciation and amortization	10,695	10,351
Amortization of deferred sales commissions	49,373	41,569
Share-based compensation	40,620	39,192
Excess tax benefits from share-based payment arrangements	(16,465)	(6,860)
Gain on sale of available for sale investment securities	(3,875)	(7,887)
Net purchases and sales or maturities of trading securities	(14,298)	(27,394)
Gain on trading securities	(1,985)	(2,862)
Loss on sale and retirement of property and equipment	1,131	302
Capital gains and dividends reinvested	(14)	(50)
Deferred income taxes	(2,273)	(7,335)
Changes in assets and liabilities:
Cash and cash equivalents - restricted	60,200	(8,939)
Other receivables	(24,263)	25,501
Payable to investment companies for securities and payable to customers	(52,849)	(28,096)
Receivables from funds and separate accounts	707	53
Other assets	(7,934)	(2,429)
Deferred sales commissions	(37,553)	(48,464)
Accounts payable and payable to third party brokers	2,355	3,734
Other liabilities	16,322	26,769

Net cash provided by operating activities	$260,232	181,394

Cash flows from investing activities:
Purchases of available for sale investment securities	(131,844)	(137,828)
Proceeds from sales and maturities of available for sale investment securities	105,826	159,343
Additions to property and equipment	(25,211)	(10,944)
Fund adoption transaction	(1,447)	—
Disposition of companies	—	22,000

Net cash provided by (used in) investing activities	$(52,676)	32,571

Cash flows from financing activities:
Dividends paid	(86,754)	(72,101)
Repurchase of common stock	(96,145)	(52,546)
Exercise of stock options	—	135
Excess tax benefits from share-based payment arrangements	16,465	6,860

Net cash used in financing activities	$(166,434)	(117,652)
Net increase in cash and cash equivalents	41,122	96,313
Cash and cash equivalents at beginning of period	487,845	330,330
Cash and cash equivalents at end of period	$528,967	426,643

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.              Description of Business and Significant Accounting Policies

Waddell & Reed Financial, Inc. and Subsidiaries

Waddell & Reed Financial, Inc. and subsidiaries (hereinafter referred to as the “Company,” “we,” “our” and “us”) derive revenues from investment management services, investment product underwriting and distribution, and shareholder services administration provided to the Waddell & Reed Advisors Group of Mutual Funds (the “Advisors Funds”), Ivy Funds (the “Ivy Funds”), Ivy Funds Variable Insurance Portfolios (the “Ivy Funds VIP”) and InvestEd Portfolios (“InvestEd”) (collectively, the Advisors Funds, Ivy Funds, Ivy Funds VIP and InvestEd are referred to as the “Funds”), and institutional and separately managed accounts.  The Funds and the institutional and separately managed accounts operate under various rules and regulations set forth by the United States Securities and Exchange Commission (the “SEC”).  Services to the Funds are provided under investment management agreements, underwriting agreements and shareholder servicing and accounting service agreements that set forth the fees to be charged for these services.  The majority of these agreements are subject to annual review and approval by each Fund’s board of trustees.  Our revenues are largely dependent on the total value and composition of assets under management.  Accordingly, fluctuations in financial markets and composition of assets under management can significantly impact our revenues and results of operations.

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

In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only a normal and recurring nature) necessary to present fairly our financial position at September 30, 2014, the results of operations for the three and nine months ended September 30, 2014 and 2013, and cash flows for the nine months ended September 30, 2014 and 2013 in conformity with accounting principles generally accepted in the United States.

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

3.              Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”.  ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  ASU 2014-09 will supersede much of the existing revenue recognition guidance in accounting principles generally accepted in the United States.  ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early application is not permitted.  ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method.  The Company is evaluating which transition method to apply and the estimated impact the adoption of ASU 2014-09 will have on our consolidated financial statements.

4.              Investment Securities

Investment securities at September 30, 2014 and December 31, 2013 were as follows:

	Amortized	Unrealized	Unrealized
September 30, 2014	cost	gains	losses	Fair value
	(in thousands)
Available for sale securities:
Affiliated mutual funds	$158,779	3,547	(2,043)	160,283
	$158,779	3,547	(2,043)	160,283

Trading securities:
Mortgage-backed securities				33
Common stock				64
Affiliated mutual funds				83,541
				83,638

Total investment securities				$243,921

	Amortized	Unrealized	Unrealized
December 31, 2013	cost	gains	losses	Fair value
	(in thousands)
Available for sale securities:
Mortgage-backed securities	$8	1	—	9
Corporate bonds	14,568	61	—	14,629
Affiliated mutual funds	87,710	5,899	(957)	92,652
	$102,286	5,961	(957)	107,290

Trading securities:
Mortgage-backed securities				37
Municipal bonds				501
Corporate bonds				9,412
Common stock				60
Affiliated mutual funds				84,048
				94,058

Total investment securities				$201,348

Purchases of trading securities during the nine months ended September 30, 2014 were $129.5 million. Sales and maturities of trading securities were $115.2 million for the same period.

A summary of available for sale affiliated mutual funds with fair values below carrying values at September 30, 2014 and December 31, 2013 was as follows:

	Less than 12 months		12 months or longer		Total
		Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2014	Fair value	losses	value	losses	value	losses
	(in thousands)
Affiliated mutual funds	$97,124	(2,016)	1,189	(27)	98,313	(2,043)
Total temporarily impaired securities	$97,124	(2,016)	1,189	(27)	98,313	(2,043)

	Less than 12 months		12 months or longer		Total
		Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2013	Fair value	losses	value	losses	value	losses
	(in thousands)
Affiliated mutual funds	$29,598	(939)	213	(18)	29,811	(957)
Total temporarily impaired securities	$29,598	(939)	213	(18)	29,811	(957)

Based upon our assessment of these affiliated mutual funds, the time frame the funds have been in a loss position, and our intent to hold affiliated mutual funds until they have recovered, we determined that a write-down was not necessary at September 30, 2014.

Mortgage-backed securities accounted for as trading and held as of September 30, 2014 mature in 2022.

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

The value of securities classified as Level 3 is primarily determined through the use of a single quote (or multiple quotes) from dealers in the securities using proprietary valuation models.  These quotes involve significant unobservable inputs, and thus, the related securities are classified as Level 3 securities.

The following tables summarize our investment securities as of September 30, 2014 and December 31, 2013 that are recognized in our consolidated balance sheets using fair value measurements based on the differing levels of inputs.

September 30, 2014	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage-backed securities	$—	33	—	33
Common stock	64	—	—	64
Affiliated mutual funds	243,824	—	—	243,824
Total	$243,888	33	—	243,921

December 31, 2013	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage-backed securities	$—	46	—	46
Municipal bonds	—	501	—	501
Corporate bonds	—	24,041	—	24,041
Common stock	60	—	—	60
Affiliated mutual funds	176,700	—	—	176,700
Total	$176,760	24,588	—	201,348

5.              Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of purchase price over the tangible assets and identifiable intangible assets of an acquired business.  Our goodwill is not deductible for tax purposes.  Goodwill and identifiable intangible assets (all considered indefinite lived) were as follows:

	September 30,	December 31,
	2014	2013
	(in thousands)

Goodwill	$106,970	106,970

Mutual fund management advisory contracts	42,753	38,699
Mutual fund management subadvisory contracts	8,400	16,300
Total identifiable intangible assets	51,153	54,999

Total	$158,123	161,969

The mutual fund management subadvisory contracts in the table above represents our indefinite life intangible asset balance related to our subadvisory agreement to manage certain mutual fund products for Mackenzie Financial Corporation (“MFC”).  This intangible asset was recorded in connection with our purchase of Mackenzie Investment Management, Inc. in 2002.  As part of purchase accounting, a deferred tax liability was established related to this intangible asset, and prior to a third quarter 2014 adjustment, the associated deferred tax liability was $6.0 million.

We performed a review of the intangible asset associated with the MFC subadvisory agreement during the third quarter of 2014 due to a recent decline in the related assets under management.  The decline can be attributed to a realignment of MFC’s fund offerings and additional asset reductions.  We recorded an impairment charge of $7.9 million in the third quarter of 2014 to this intangible asset as a result of the reduction in assets and associated cash flows, and reduced the associated deferred tax liability by $2.9 million.

During the third quarter of 2014, we recorded a $4.1 million intangible asset related to the fund adoption transaction agreement with Emerging Managers Group, L.P., which became effective in August 2014, through which Ivy Investment Management Company assumed responsibility as investment adviser and Ivy Funds Distributor, Inc. serves as distributor of the Selector Management Fund SICAV.

6.              Indebtedness

Debt is reported at its carrying amount in the consolidated balance sheets.  The fair value (calculated based on Level 2 inputs) of the Company’s outstanding indebtedness is approximately $208.8 million at September 30, 2014 compared to the carrying value of $190.0 million.

7.              Income Tax Uncertainties

As of January 1, 2014 and September 30, 2014, the Company had unrecognized tax benefits, including penalties and interest, of $12.0 million ($8.4 million net of federal benefit) and $13.7 million ($9.7 million net of federal benefit), respectively, that if recognized, would impact the Company’s effective tax rate.  The unrecognized tax benefits that are not expected to be settled within the next 12 months are included in other liabilities in the accompanying consolidated balance sheets.  Unrecognized tax benefits that are expected to be settled within the next 12 months are included in income taxes payable.

The Company’s accounting policy with respect to interest and penalties related to income tax uncertainties is to classify these amounts as income taxes.  As of January 1, 2014, the total amount of accrued interest and penalties related to uncertain tax positions recognized in the consolidated balance sheet was $3.0 million ($2.5 million net of federal benefit).  The total amount of interest and penalties, net of federal benefit, related to income tax uncertainties recognized in the statement of income for the nine month period ended September 30, 2014 was $0.5 million.  The total amount of accrued interest and penalties related to uncertain tax positions at September 30, 2014 of $3.6 million ($3.0 million net of federal benefit) is included in the total unrecognized tax benefits described above.

In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain.  In addition, respective tax authorities periodically audit our income tax returns.  These audits examine our significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions.  The 2011, 2012 and 2013 federal income tax returns are open tax years that remain subject to potential future audit.  State income tax returns for all years after 2010 and, in certain states, income tax returns prior to 2011, are subject to potential future audit by tax authorities in the Company’s major state tax jurisdictions.

The Company is currently being audited in various state jurisdictions.  It is reasonably possible that the Company will settle the audits in these jurisdictions within the next 12-month period.  It is estimated that the Company’s liability for unrecognized tax benefits, including penalties and interest, could decrease by up to $0.3 million (up to $0.2 million net of federal benefit) upon settlement of these audits.  Such settlements are not anticipated to have a significant impact on our results of operations.

8.              Pension Plan and Postretirement Benefits Other Than Pension

We provide a non-contributory retirement plan that covers substantially all employees and certain vested employees of our former parent company (the “Pension Plan”).  Benefits payable under the Pension Plan are based on employees’ years of service and compensation during the final 10 years of employment.  We also sponsor an unfunded defined benefit postretirement medical plan that covers substantially all employees, as well as Waddell & Reed advisors who are independent contractors, through the age of 65.  The medical plan is contributory with participant contributions adjusted annually.  The medical plan does not provide for post age 65 benefits with the exception of a small group of employees that were grandfathered when such plan was established.

The components of net periodic pension and other postretirement costs related to these plans were as follows:

	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	Three months ended September 30,		Three months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013	2014	2013	2014	2013
	(in thousands)				(in thousands)
Components of net periodic benefit cost:
Service cost	$2,521	2,753	180	197	7,563	8,259	540	591
Interest cost	2,099	1,928	99	90	6,297	5,783	297	270
Expected return on plan assets	(3,504)	(2,796)	—	—	(10,512)	(8,389)	—	—
Actuarial (gain) loss amortization	373	1,142	(4)	—	1,121	3,426	(12)	—
Prior service cost amortization	117	138	14	14	351	416	42	42
Transition obligation amortization	1	1	—	—	3	3	—	—

Total(1)	$1,607	3,166	289	301	4,823	9,498	867	903

(1) Approximately 60% of net periodic pension and other postretirement benefit costs are included in compensation and related costs on the consolidated statements of income, while the remainder is included in underwriting and distribution expense.

During the first nine months of 2014, we contributed $20.0 million to the Pension Plan.

9.              Stockholders’ Equity

Earnings per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Net income	$74,586	68,419	232,438	174,239

Weighted average shares outstanding - basic	84,242	85,603	84,775	85,688
Dilutive potential shares from stock options	—	—	—	1
Weighted average shares outstanding - diluted	84,242	85,603	84,775	85,689

Earnings per share basic and diluted	$0.89	0.80	2.74	2.03

Dividends

On July 16, 2014, the Board of Directors (the “Board”) approved a dividend on our Class A common stock in the amount of $0.34 per share to stockholders of record as of October 13, 2014 to be paid on November 3, 2014.  The total dividend to be paid is approximately $28.6 million and is included in other current liabilities in the consolidated balance sheet at September 30, 2014.

Common Stock Repurchases

The Board has authorized the repurchase of our Class A common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in our stock-based compensation programs.

There were 614,062 shares and 316,961 shares repurchased in the open market or privately during the three months ended September 30, 2014 and 2013, respectively, which included 1,962 shares and 1,961 shares, respectively, repurchased from employees tendering shares to cover their minimum income tax withholdings with respect to vesting of stock awards during these same reporting periods.  There were 1,522,270 shares and 1,187,839 shares repurchased in the open market or privately during the nine months ended September 30, 2014 and 2013, respectively, which included 428,081 shares and 468,739 shares, respectively, repurchased from employees tendering shares to cover their minimum income tax withholdings with respect to vesting of stock awards during each of these reporting periods.

Accumulated Other Comprehensive Income (Loss)

The following tables summarize other comprehensive income (loss) activity for the three and nine months ended September 30, 2014 and September 30, 2013.

Three months ended September 30, 2014	Unrealized gains on investment securities	Change in valuation allowance for unrealized gains (losses) on investment securities	Pension and postretirement benefits	Total accumulated other comprehensive income (loss)
	(in thousands)
Balance at June 30, 2014	$4,078	1,353	(19,187)	(13,756)

Other comprehensive income before reclassification	(2,317)	(1,357)	—	(3,674)
Amount reclassified from accumulated other comprehensive income	(813)	(475)	315	(973)
Net current period other comprehensive income (loss)	(3,130)	(1,832)	315	(4,647)

Balance at September 30, 2014	$948	(479)	(18,872)	(18,403)

Three months ended September 30, 2013	Unrealized gains on investment securities	Change in valuation allowance for unrealized gains (losses) on investment securities	Pension and postretirement benefits	Total accumulated other comprehensive income (loss)
	(in thousands)
Balance at June 30, 2013	$1,431	(201)	(47,214)	(45,984)

Other comprehensive income before reclassification	4,330	2,530	—	6,860
Amount reclassified from accumulated other comprehensive income	(1,408)	(819)	816	(1,411)
Net current period other comprehensive income	2,922	1,711	816	5,449

Balance at September 30, 2013	$4,353	1,510	(46,398)	(40,535)

Nine months ended September 30, 2014	Unrealized gains on investment securities	Change in valuation allowance for unrealized gains (losses) on investment securities	Pension and postretirement benefits	Total accumulated other comprehensive income (loss)
	(in thousands)
Balance at December 31, 2013	$3,150	810	(19,819)	(15,859)

Other comprehensive income before reclassification	239	138	—	377
Amount reclassified from accumulated other comprehensive income	(2,441)	(1,427)	947	(2,921)
Net current period other comprehensive income (loss)	(2,202)	(1,289)	947	(2,544)

Balance at September 30, 2014	$948	(479)	(18,872)	(18,403)

Nine months ended September 30, 2013	Unrealized gains on investment securities	Change in valuation allowance for unrealized gains (losses) on investment securities	Pension and postretirement benefits	Total accumulated other comprehensive income (loss)
	(in thousands)
Balance at December 31, 2012	$1,823	32	(48,652)	(46,797)

Other comprehensive income before reclassification	7,519	4,396	—	11,915
Amount reclassified from accumulated other comprehensive income	(4,989)	(2,918)	2,254	(5,653)
Net current period other comprehensive income	2,530	1,478	2,254	6,262

Balance at September 30, 2013	$4,353	1,510	(46,398)	(40,535)

Reclassifications from accumulated other comprehensive income (loss) and included in net income are summarized in the tables that follow.

	For the three months ended September 30, 2014
	Pre-tax	Tax (expense) benefit	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Realized gain on sale of available for sale investment securities	$1,290	(477)	813	Investment and other income
Valuation allowance	—	475	475	Provision for income taxes
Amortization of pension and postretirement benefits	(501)	186	(315)	Underwriting and distribution expense and Compensation and related costs
Total	$789	184	973

	For the three months ended September 30, 2013
	Pre-tax	Tax (expense) benefit	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Realized gain on sale of available for sale investment securities	$2,225	(817)	1,408	Investment and other income
Valuation allowance	—	819	819	Provision for income taxes
Amortization of pension and postretirement benefits	(1,296)	480	(816)	Underwriting and distribution expense and Compensation and related costs
Total	$929	482	1,411

	For the nine months ended September 30, 2014
	Pre-tax	Tax (expense) benefit	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Realized gain on sale of available for sale investment securities	$3,875	(1,434)	2,441	Investment and other income
Valuation allowance	—	1,427	1,427	Provision for income taxes
Amortization of pension and postretirement benefits	(1,505)	558	(947)	Underwriting and distribution expense and Compensation and related costs
Total	$2,370	551	2,921

	For the nine months ended September 30, 2013
	Pre-tax	Tax (expense) benefit	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Realized gain on sale of available for sale investment securities	$7,887	(2,898)	4,989	Investment and other income
Valuation allowance	—	2,918	2,918	Provision for income taxes
Amortization of pension and postretirement benefits	(3,887)	1,633	(2,254)	Underwriting and distribution expense and Compensation and related costs
Total	$4,000	1,653	5,653

10.       Contingencies

The Company is involved from time to time in various legal proceedings, regulatory investigations and claims incident to the normal conduct of business, which may include proceedings that are specific to us and others generally applicable to business practices within the industries in which we operate.  A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and results of operations in a particular quarter or year.

The Company accrues an undiscounted liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated.  These amounts are not reduced by amounts that may be recovered under insurance or claims against third parties, but undiscounted receivables from insurers or other third parties may be accrued separately. The Company regularly revises such accruals in light of new information.  For contingencies where an unfavorable outcome is reasonably possible and that are significant, the Company discloses the nature of the contingency and, where feasible, an estimate of the possible loss.  For purposes of our litigation contingency disclosures, “significant” includes material matters as well as other items that management believes should be disclosed.  Management’s judgment is required related to contingent liabilities because the outcomes are difficult to predict.  In our opinion, the likelihood that any pending legal proceeding, regulatory investigation, claim, or other contingency will have a material adverse effect on our business, financial condition or results of operations is remote.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited consolidated financial statements and notes to the unaudited consolidated financial statements included elsewhere in this report.  Unless otherwise indicated or the context otherwise requires all references to the “Company,” “we,” “our” or “is” refer to Waddell & Reed Financial, Inc. and its consolidated subsidiaries.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the current views and assumptions of management with respect to future events regarding our business and industry in general.  These forward-looking statements include all statements, other than statements of historical fact, regarding our financial position, business strategy and other plans and objectives for future operations, including statements with respect to revenues and earnings, the amount and composition of assets under management, distribution sources, expense levels, redemption rates and the financial markets and other conditions.  These statements are generally identified by the use of such words as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “forecast,” “estimate,” “expect,” “intend,” “plan,” “project,” “outlook,” “will,” “potential” and similar statements of a future or forward-looking nature.  Readers are cautioned that any forward-looking information provided by us or on our behalf is not a guarantee of future performance.  Actual results may differ materially from those contained in these forward-looking statements as a result of various factors, including but not limited to those discussed below.  If one or more events related to these or other risks, contingencies or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from those forecasted or expected.  Certain important factors that could cause actual results to differ materially from our expectations are disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2013, which include, without limitation:

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

•                                          Our inability to implement new information technology and systems, or our inability to complete such implementation in a timely or cost effective manner;

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

The foregoing factors should not be construed as exhaustive and should be read together with other cautionary statements included in this and other reports and filings we make with the Securities and Exchange Commission (the “SEC”), including the information in Item 1 “Business” and Item 1A “Risk Factors” of Part I and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II to our Annual Report on Form 10-K for the year ended December 31, 2013 and as updated in our quarterly reports on Form 10-Q for the year ending December 31, 2014.  All forward-looking statements speak only as of the date on which they are made and we undertake no duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law.

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

We derive our revenues by providing investment management services, investment product underwriting and distribution, and shareholder services administration to the Waddell & Reed Advisors Group of Mutual Funds (the “Advisors Funds”), Ivy Funds (the “Ivy Funds”), Ivy Funds Variable Insurance Portfolios (the “Ivy Funds VIP”) and InvestEd Portfolios (“InvestEd”) (collectively, the Advisors Funds, Ivy Funds, Ivy Funds VIP and InvestEd are referred to as the “Funds”), and institutional and separately managed accounts. Investment management fees are based on the amount of average assets under management and are affected by sales levels, financial market conditions, redemptions and the composition of assets. Our underwriting and distribution revenues consist of Rule 12b-1 asset-based service and distribution fees, fees earned on fee-based asset allocation products and related advisory services, distribution fees on certain variable products, and commissions derived from sales of investment and insurance products. The products we sell have various commission structures and the revenues received from those sales vary based on the type of product and dollar amount sold.  Shareholder service fee revenue includes transfer agency fees, custodian fees from retirement plan accounts, portfolio accounting and administration fees, and is earned based on assets under management or number of client accounts.  Our major expenses are for commissions, employee compensation, field support, dealer services and information technology.

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

Company Highlights

•                  In August 2014, we completed a fund adoption transaction agreement with Emerging Managers Group, L.P. through which Ivy Investment Management Company assumed responsibility as investment adviser and Ivy Funds Distributor, Inc. serves as distributor of the Selector Management Fund SICAV, an umbrella UCITS fund range domiciled in Luxembourg, (collectively, Ivy Investment Management Company and Ivy Funds Distributor, Inc. are referred to as “Ivy”).  This agreement allows Ivy to serve the non U.S. resident customer market through national broker-dealer firms in the United States and establish greater international distribution of Ivy’s investment management capabilities.

•                  In October 2014, we launched the Ivy Mid Cap Income Opportunities Fund, an equity portfolio focusing primarily on income-producing mid-capitalization companies.

•                  Operating revenues of $409.6 million in the third quarter of 2014 increased $62.5 million, or 18%, compared to the third quarter of 2013.

•                  We recorded an intangible asset impairment charge of $7.9 million ($5.0 million net of taxes) related to our subadvisory agreement to manage certain mutual funds products for Mackenzie Financial Corporation.

•                  Operating income of $125.1 million in the third quarter of 2014 increased $21.9 million, or 21%, compared to the third quarter of 2013, and net income of $74.6 million increased $6.2 million, or 9%, over this same period.

•                  Our operating margin was 30.6% for the third quarter of 2014, an improvement from 29.8% for the same period a year ago.

•                  Our assets under management increased 13% from $113.7 billion at September 30, 2013 to $128.9 billion at September 30, 2014.

•                  Company-wide sales exceeded $100.0 million for nine investment strategies during the third quarter of 2014; of these investment strategies, sales for one strategy exceeded $500.0 million and sales for two strategies exceeded $1.0 billion.

•                  The long-term redemption rate in the Wholesale channel increased to 40.3% during the third quarter of 2014, compared to 25.7% during the same period in 2013, primarily driven by redemptions in the Ivy Asset Strategy Fund and the Ivy High Income Fund.

•                  Our balance sheet remains solid, and we ended the third quarter of 2014 with cash and investments of $772.9 million.

Assets Under Management

Assets under management at September 30, 2014 decreased 5% from $135.6 billion at June 30, 2014, and increased 13% compared to $113.7 billion at September 30, 2013.

Change in Assets Under Management(1)

	Third Quarter 2014
	Wholesale	Advisors	Institutional	Total
	(in millions)
Beginning Assets	$71,671	45,797	18,165	135,633

Sales(2)	4,269	1,322	328	5,919
Redemptions	(7,008)	(1,146)	(727)	(8,881)
Net Exchanges	112	(112)	—	—
Net Flows	(2,627)	64	(399)	(2,962)

Market Depreciation	(2,669)	(953)	(163)	(3,785)
Ending Assets	$66,375	44,908	17,603	128,886

	Third Quarter 2013
	Wholesale	Advisors	Institutional	Total
	(in millions)
Beginning Assets	$53,860	38,172	12,312	104,344

Sales(2)	5,191	1,242	386	6,819
Redemptions	(3,723)	(1,071)	(550)	(5,344)
Net Exchanges	83	(83)	—	—
Net Flows	1,551	88	(164)	1,475

Market Appreciation	4,250	2,507	1,168	7,925
Ending Assets	$59,661	40,767	13,316	113,744

Assets under management increased to $128.9 billion at September 30, 2014 compared to $126.5 billion on December 31, 2013 due to inflows of $2.9 billion offset by market depreciation of $0.6 billion.

	Year to Date 2014
	Wholesale	Advisors	Institutional	Total
	(in millions)
Beginning Assets	$67,055	43,667	15,821	126,543

Sales(2)	16,150	4,214	3,075	23,439
Redemptions	(14,933)	(3,350)	(2,257)	(20,540)
Net Exchanges	(173)	(312)	485	—
Net Flows	1,044	552	1,303	2,899

Market Appreciation (Depreciation)	(1,724)	689	479	(556)
Ending Assets	$66,375	44,908	17,603	128,886

	Year to Date 2013
	Wholesale	Advisors	Institutional	Total
	(in millions)
Beginning Assets	$48,930	35,660	11,775	96,365

Sales(2)	15,262	3,949	1,195	20,406
Redemptions	(10,863)	(3,201)	(1,830)	(15,894)
Net Exchanges	211	(211)	—	—
Net Flows	4,610	537	(635)	4,512

Market Appreciation	6,121	4,570	2,176	12,867
Ending Assets	$59,661	40,767	13,316	113,744

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

Average Assets Under Management

	Third Quarter 2014
	Wholesale	Advisors	Institutional	Total
	(in millions)

Asset Class:
Equity	$55,866	33,630	17,046	$106,542
Fixed Income	13,375	10,105	893	24,373
Money Market	158	2,030	—	2,188
Total	$69,399	45,765	17,939	$133,103

	Third Quarter 2013
	Wholesale	Advisors	Institutional	Total
	(in millions)

Asset Class:
Equity	$45,696	29,027	12,277	$87,000
Fixed Income	11,303	9,151	565	21,019
Money Market	197	1,672	—	1,869
Total	$57,196	39,850	12,842	$109,888

	Year to Date 2014
	Wholesale	Advisors	Institutional	Total
	(in millions)

Asset Class:
Equity	$55,535	32,879	16,336	$104,750
Fixed Income	13,670	9,877	772	24,319
Money Market	170	2,008	—	2,178
Total	$69,375	44,764	17,108	$131,247

	Year to Date 2013
	Wholesale	Advisors	Institutional	Total
	(in millions)

Asset Class:
Equity	$43,162	27,573	11,922	$82,657
Fixed Income	11,008	9,481	699	21,188
Money Market	180	1,483	—	1,663
Total	$54,350	38,537	12,621	$105,508

Results of Operations — Three and Nine Months Ended September 30, 2014 as Compared with Three and Nine Months Ended September 30, 2013

Net Income

	Three months ended
	September 30,
	2014	2013	Variance

Net Income	$74,586	68,419	9%

Earnings per share, basic and diluted	$0.89	0.80	11%

Operating Margin	30.6%	29.8%	3%

	Nine months ended
	September 30,
	2014	2013	Variance

Net Income	$232,438	174,239	33%

Earnings per share, basic and diluted	$2.74	2.03	35%

Operating Margin	30.4%	27.2%	12%

Total Revenues

Total revenues increased 18% to $409.6 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 due to an increase in average assets under management of 21% partially offset by a sales decrease of 13%.  For the nine months ended September 30, 2014, total revenues increased $205.3 million, or 21%, compared to the same period in the prior year primarily due to an increase in average assets under management of 24% and an increase in sales of 15%.

	Three months ended
	September 30,
	2014	2013	Variance
	(in thousands, except percentage data)

Investment management fees	$197,783	165,559	19%
Underwriting and distribution fees	173,047	146,863	18%
Shareholder service fees	38,728	34,667	12%
Total revenues	$409,558	347,089	18%

	Nine months ended
	September 30,
	2014	2013	Variance
	(in thousands, except percentage data)

Investment management fees	$579,444	470,223	23%
Underwriting and distribution fees	507,315	423,879	20%
Shareholder service fees	113,849	101,248	12%
Total revenues	$1,200,608	995,350	21%

Investment Management Fee Revenues

Investment management fee revenues are earned by providing investment advisory services to the Funds and to institutional and separate accounts.  Investment management fee revenues for the third quarter of 2014 increased $32.2 million, or 19%, from last year’s third quarter.  For the nine month period ended September 30, 2014, investment management fee revenues increased $109.2 million, or 23%, compared to the same period in 2013.

Revenues from investment management services provided to our retail mutual funds, which are distributed through the Wholesale and Advisors channels, were $182.1 million for the quarter ended September 30, 2014.  Revenues increased $28.4 million, or 19%, compared to the third quarter of 2013, while the related retail average assets under management increased 19% to $115.2 billion. Management fee waivers of $3.4 million and $2.8 million were recorded as an offset to investment management fees for the three month period ended September 30, 2014 and September 30, 2013, respectively. Of the total management fee waivers recorded, $2.0 million and $1.7 million were related to money market accounts for the third quarter of 2014 and 2013, respectively.  For the nine months ended September 30, 2014, revenues from investment management services provided to our retail mutual funds were $535.1 million.  Revenues increased $100.1 million, or 23%, compared to the first nine months of 2013, while the related retail average assets under management increased 23% to $114.1 billion.  Management fee waivers of $8.9 million and $7.4 million were recorded as an offset to investment management fees for the nine months ending September 30, 2014 and September 30, 2013, respectively. Of the total management fee waivers recorded, $6.0 million and $4.6 million were related to money market accounts for the first nine months of 2014 and 2013, respectively.

Institutional account revenues were $15.7 million for the third quarter of 2014, representing an increase of $3.9 million, or 33%, from the third quarter of 2013, while average assets under management increased 40%.  For the nine month period ended September 30, 2014, institutional account revenues were $44.3 million, an increase of 26% compared to the same period in 2013, and average assets under management increased 36%.  For both periods, account revenues increased less than the related average assets under management due to a decline in the average management fee rate.  The decline in the average management fee rate was driven by a mix-shift of assets into investment styles and account types with lower management fee rates.

The long-term redemption rate (which excludes money market fund redemptions) in the Wholesale channel was 40.3% in the third quarter of 2014 and 28.9% year-to-date, compared to 25.7% in the third quarter of 2013 and 26.6% for the first nine months of 2013.  The increased rate in the third quarter of 2014 was driven primarily by redemptions in the Ivy Asset Strategy Fund and Ivy High Income Fund.  Prolonged redemptions in the Wholesale channel could negatively affect revenues in future periods.  In the Advisors channel, the long-term redemption rate was 8.2% for the quarter ended September 30, 2014 compared to 8.7% in the third quarter of 2013.   For the nine months ended September 30, 2014, the Advisor channel’s long-term redemption rate decreased to 8.1% compared to 9.1% for the same period in 2013.  We expect the Advisors channel long-term redemption rate to remain lower than that of the industry average due to the personal and customized nature in which our financial advisors provide service to our clients by focusing on meeting their long-term financial objectives.  The long-term redemption rate for our Institutional channel was 16.1% and 17.0% for the third quarter of 2014 and 2013, respectively, and 17.6% for the nine month period ended September 30, 2014 compared to 19.4% for the same period in 2013.

Our overall redemption rate of 20.4% for the first nine months of 2014 compares positively to the current year-to-date industry average of approximately 23%, based on data from the Investment Company Institute.

Underwriting and Distribution Fee Revenues and Expenses

The following tables summarize our underwriting and distribution fee revenues and expenses segregated by distribution method within the respective Wholesale or Advisors channel:

	Third Quarter 2014
	Wholesale	Advisors	Total
	(in thousands)

Revenue	$59,807	113,240	173,047
Expenses - Direct	(75,775)	(79,700)	(155,475)
Expenses - Indirect	(13,317)	(28,454)	(41,771)
Net Distribution (Costs)/Excess	$(29,285)	5,086	(24,199)

	Third Quarter 2013
	Wholesale	Advisors	Total
	(in thousands)

Revenue	$52,472	94,391	146,863
Expenses - Direct	(67,107)	(64,550)	(131,657)
Expenses - Indirect	(10,409)	(26,980)	(37,389)
Net Distribution (Costs)/Excess	$(25,044)	2,861	(22,183)

	Year to Date 2014
	Wholesale	Advisors	Total
	(in thousands)

Revenue	$179,608	327,707	507,315
Expenses - Direct	(232,309)	(231,264)	(463,573)
Expenses - Indirect	(37,643)	(86,589)	(124,232)
Net Distribution (Costs)/Excess	$(90,344)	9,854	(80,490)

	Year to Date 2013
	Wholesale	Advisors	Total
	(in thousands)

Revenue	$150,493	273,386	423,879
Expenses - Direct	(195,349)	(187,001)	(382,350)
Expenses - Indirect	(32,638)	(80,473)	(113,111)
Net Distribution (Costs)/Excess	$(77,494)	5,912	(71,582)

The following tables summarize the significant components of underwriting and distribution fee revenues segregated by distribution channel:

	Third Quarter 2014
	Wholesale	Advisors	Total
	(in thousands)

Underwriting and distribution fee revenues
Rule 12b-1 service and distribution fees	$57,267	31,172	88,439
Fee-based asset allocation product revenues	—	52,459	52,459
Sales commissions on front-end load mutual fund and variable annuity sales	1,232	16,988	18,220
Sales commissions on other products	—	6,634	6,634
Other revenues	1,308	5,987	7,295
Total	$59,807	113,240	173,047

	Third Quarter 2013
	Wholesale	Advisors	Total
	(in thousands)

Underwriting and distribution fee revenues
Rule 12b-1 service and distribution fees	$50,026	27,339	77,365
Fee-based asset allocation product revenues	—	39,638	39,638
Sales commissions on front-end load mutual fund and variable annuity sales	1,374	16,523	17,897
Sales commissions on other products	—	5,202	5,202
Other revenues	1,072	5,689	6,761
Total	$52,472	94,391	146,863

	Year to Date 2014
	Wholesale	Advisors	Total
	(in thousands)

Underwriting and distribution fee revenues
Rule 12b-1 service and distribution fees	$171,772	90,302	262,074
Fee-based asset allocation product revenues	—	149,154	149,154
Sales commissions on front-end load mutual fund and variable annuity sales	4,902	51,253	56,155
Sales commissions on other products	—	19,439	19,439
Other revenues	2,934	17,559	20,493
Total	$179,608	327,707	507,315

	Year to Date 2013
	Wholesale	Advisors	Total
	(in thousands)

Underwriting and distribution fee revenues
Rule 12b-1 service and distribution fees	$143,893	78,747	222,640
Fee-based asset allocation product revenues	—	110,959	110,959
Sales commissions on front-end load mutual fund and variable annuity sales	3,780	51,491	55,271
Sales commissions on other products	—	15,998	15,998
Other revenues	2,820	16,191	19,011
Total	$150,493	273,386	423,879

Underwriting and distribution revenues earned in the third quarter of 2014 increased by $26.2 million, or 18%, compared to the third quarter of 2013.  Rule 12b-1 asset based service and distribution fees increased $11.1 million, or 14%, quarter over quarter driven by a 16% increase in average mutual fund assets under management for which we earn Rule 12b-1 revenues.  Approximately 75% of Rule 12b-1 revenues earned are a pass-through to direct underwriting and distribution expenses.  In our Advisors channel, revenues from fee-based asset allocation products continued to be meaningful, increasing to 46% of Advisor channel underwriting and distribution revenues in the third quarter of 2014 compared to 42% in the third quarter of 2013.  Fee-based asset allocation assets under management grew from $13.0 billion at September 30, 2013 to $16.6 billion at September 30, 2014, generating an increase of fee-based asset allocation revenue of $12.8 million, or 32%, as advisors increasingly utilize fee-based programs for their clients.

For the nine months ended September 30, 2014, underwriting and distribution revenues increased $83.4 million, or 20%, compared with the nine months ended September 30, 2013.  Rule 12b-1 asset based service and distribution fees increased $39.4 million, or 18%, compared to the first nine months of 2013, driven by a 19% increase in average mutual fund assets under management for which we earn Rule 12b-1 revenues.  In our Advisors channel, revenues from fee-based asset allocation products during the nine months ended September 30, 2014 increased $38.2 million, or 34%, compared to the prior year period.

Underwriting and distribution expenses for the third quarter of 2014 increased by $28.2 million, or 17%, compared to the third quarter of 2013.  Direct expenses in the Wholesale channel increased by $8.7 million due to increased average wholesale assets under management year over year, which resulted in higher dealer compensation and Rule 12b-1 asset-based service and distribution expenses paid to third-party distributors.  In the Advisors channel, direct expenses grew faster than revenue due to increased advisor payouts.  Across both channels, indirect expenses for the third quarter of 2014 increased $4.4 million, or 12%, compared to the quarter ended September 30, 2013, primarily due to increased marketing expenses, business meetings and travel expenses, employee compensation and sales convention expenses.

For the nine months ended September 30, 2014, underwriting and distribution expenses increased by $92.3 million, or 19%, compared to the first nine months of 2013.  Direct expenses in the Wholesale channel increased by $37.0 million as a result of an increase in average wholesale assets under management and higher sales volume year over year.  We incurred higher dealer compensation, Rule 12b-1 asset-based service and distribution expenses paid to third-party distributors and higher wholesaler commissions.  In the Advisors channel, direct expenses grew faster than revenue due to increased advisor payouts.  Indirect expenses, across both channels, during the nine months ended September 30, 2014 increased $11.1 million, or 10%, compared with the first nine months of 2013, primarily due to increased marketing expenses, computer services and software expenses, field management compensation and sales convention expenses.

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

During the third quarter of 2014, shareholder service fee revenue increased $4.1 million, or 12%, over the third quarter of 2013.  Asset-based fees increased $3.3 million for the same period. Of the increase in asset-based fees, fees for the I, Y and R share classes increased $3.1 million, or 34%, compared to the third quarter of 2014.  Assets in the I, Y and R share classes grew from a quarterly average of $24.2 billion at September 30, 2013 to an average of $32.4 billion at September 30, 2014, representing an increase of 34%.  Account-based fees during the third quarter of 2014 increased $0.8 million quarter over quarter due to a 3% increase in the number of accounts compared to the third quarter in 2013.  For the nine month period ended September 30, 2014, shareholder service fee revenue increased $12.6 million, or 12%, compared to the same period in 2013.  For the same time period, asset-based fees increased $10.3 million.  Asset-based fees during the nine months ended September 30, 2014 for the I, Y and R share classes increased $9.6 million, or 37%.  Assets in the I, Y and R share classes grew from an average of $22.7 billion at September 30, 2013 to an average of $31.2 billion at September 30, 2014, representing an increase of 37%.  Account-based fees during the nine months ended September 30, 2014 increased $2.4 million compared to the first nine months of 2013 due to a 3% increase in the number of accounts compared to the same period in 2013.

Total Operating Expenses

Operating expenses increased $40.6 million, or 17%, in the third quarter of 2014 compared to the third quarter of 2013, primarily due to increased underwriting and distribution expenses, increased general and administrative costs and an intangible asset impairment charge.  For the nine months ended September 30, 2014, operating expenses increased $111.1 million, or 15%, compared to the first nine months of 2013, primarily due to increased underwriting and distribution expenses, increased general and administrative costs and an intangible asset impairment charge.  Underwriting and distribution expenses are discussed above.

	Three Months Ended
	September 30,
	2014	2013	Variance
	(in thousands, except percentage data)
Underwriting and distribution	$197,246	169,046	17%
Compensation and related costs	48,375	49,472	-2%
General and administrative	24,924	20,462	22%
Subadvisory fees	2,203	1,667	32%
Depreciation	3,786	3,172	19%
Intangible asset impairment	7,900	—	NM
Total operating expenses	$284,434	243,819	17%

	Nine Months Ended
	September 30,
	2014	2013	Variance
	(in thousands, except percentage data)
Underwriting and distribution	$587,805	495,461	19%
Compensation and related costs	146,973	145,003	1%
General and administrative	75,863	63,608	19%
Subadvisory fees	6,149	10,442	-41%
Depreciation	10,576	9,621	10%
Intangible asset impairment	7,900	—	NM
Total operating expenses	$835,266	724,135	15%

Compensation and Related Costs

Compensation and related costs during the third quarter of 2014 decreased $1.1 million, or 2%, compared to the third quarter of 2013.  Share-based compensation decreased $1.2 million due to the impact of adjustments to the forfeiture rate in 2014 and a decrease in non-employee advisor (independent contractor) stock award amortization expense. We also incurred lower incentive compensation expense and decreased pension expense during the third quarter of 2014. Offsetting the decreases were higher base salaries and payroll taxes due to increased headcount and annual salary increases.

For the nine months ended September 30, 2014, compensation and related costs increased $2.0 million, or 1%, compared to the first nine months of 2013. Share-based compensation increased $1.4 million due to higher amortization expense associated with our nonvested restricted stock.  Adjustments to the forfeiture rate of nonvested restricted stock in 2014 partially offset this share-based compensation increase.  Base salaries and payroll taxes increased $3.6 million due to increased headcount and annual salary increases. Offsetting these increases were lower incentive compensation expense and pension expense.

General and Administrative Costs

General and administrative expenses increased $4.5 million to $24.9 million for the third quarter of 2014, compared to the third quarter of 2013.  The increase is due to increased technology consulting and computer services and software costs related to the acceleration of technology infrastructure initiatives, as well as increased dealer services costs and legal costs.  A majority of dealer services costs represent pass-through costs to third party dealers and are based on higher asset levels in certain share classes.

For the nine months ended September 30, 2014, general and administrative expenses increased $12.3 million to $75.9 million, compared to the same period in 2013.  Included in the nine months ended September 30, 2013 were one-time structuring, offering and organizational costs for the launch of the Ivy High Income Opportunities Fund in the amount of $6.6 million.  Excluding these charges in 2013, general and administrative costs increased $18.9 million.  The increase is primarily due to increased technology consulting and computer service and software costs, increased dealer service costs on higher asset levels in certain share classes, increased legal costs, increased temporary office staff expense and increased fund expenses.

Intangible Asset Impairment

During the third quarter of 2014, we recorded an intangible asset impairment charge of $7.9 million related to our subadvisory agreement to manage certain mutual fund products for Mackenzie Financial Corporation (“MFC”) recorded in connection with our purchase of Mackenzie Investment Management, Inc. in 2002.    The impairment charge was a result of a decline in assets under management attributable to a realignment of MFC’s fund offerings and additional asset reductions.  It is possible that the assets we manage for MFC may decrease in the future, which would require us to assess the need for an additional writedown of the intangible asset associated with our subadvisory agreement with MFC.

At September 30, 2014, the remaining balance of our subadvisory intangible asset was $8.4 million.  The deferred tax liability established as a part of purchase accounting related to this intangible asset was $3.1 million as of September 30, 2014.

Subadvisory Fees

Subadvisory fees represent fees paid to other asset managers for providing advisory services for certain mutual fund portfolios.  Gross management fee revenues for products subadvised by others were $4.1 million for the three months ended September 30, 2014 compared to $3.2 million for the third quarter of 2013 due to a 37% increase in subadvised average net assets under management.  For the nine months ended September 30, 2014, gross management fee revenues for products subadvised by others were $11.6 million compared to $20.6 million for the same period in 2013 due to a 51% decrease in average net assets under management.  The decrease in subadvised average net assets under management is a result of internalizing the management of the Global Natural Resources funds after the portfolio manager’s retirement from MFC, the subadvisor, during the third quarter of 2013.  Subadvisory expenses during the three and nine months ended September 30, 2014 followed the same pattern compared to the same periods in 2013.

Subadvised ending assets under management at September 30, 2014 were $2.5 billion compared to $1.8 billion at September 30, 2013.

Investment and Other Income (Loss), Interest Expense and Taxes

Investment and other losses was $1.2 million for the quarter ended September 30, 2014, compared to investment and other income of $5.2 million in the same period in 2013.  We recorded realized gains of $1.3 million on the sale of available for sale mutual fund holdings during the third quarter of 2014 compared to $2.2 million in the third quarter of 2013. In our mutual fund trading portfolio, we recorded mark-to-market losses of $3.5 million during the third quarter of 2014 compared to gains of $2.8 million for the three months ended September 30, 2013.  We recorded mutual fund dividend income of $0.4 during the quarters ended September 30, 2014 and 2013.  We recorded losses to our investment in a limited partnership of $1.1 million in the third quarter of 2013.

For the nine months ended September 30, 2014 and 2013, investment and other income was $8.8 million and $10.6 million, respectively.  We recorded realized gains of $3.9 million on the sale of available for sale mutual fund holdings during the first nine months of 2014, compared to $7.9 million during the first nine months of 2013.  In our mutual fund trading portfolio, we recorded mark-to-market gains of $2.0 million during the nine months ended September 30, 2014, compared to gains of $2.9 million during the first nine months ended September 30 2013. We recorded mutual fund dividend income of $1.6 million during the first nine months of 2014, compared to $1.0 million during the same period in 2013.  The first nine months of 2013 included a $2.9 million loss related to the Company’s investment in a limited partnership.

Interest expense was $2.8 million in the third quarter of 2014 and 2013, and $8.3 million and $8.5 million for the nine month periods ended September 30, 2014 and 2013, respectively.

Our effective income tax rate was 38.4% for the third quarter of 2014, as compared to 35.2% for the third quarter of 2013.  Due to the sale of a subsidiary in 2013, the Company has deferred tax assets related to capital loss carryforwards, which are available to offset current and future capital gains.  A valuation allowance was recorded on this capital loss when realized to the extent that this loss exceeded available capital gains. The valuation allowance was necessary due to the limited carryforward period permitted by law on losses of this character.  During the third quarter of 2014, a decrease in the fair value of the Company’s trading securities portfolio increased the valuation allowance, thereby increasing income tax expense by $0.9 million.  During the third quarter of 2013, the valuation allowance decreased by $1.7 million due to an increase in the fair value of the Company’s trading securities portfolio and realized capital gains on securities classified as available for sale.

The third quarter 2014 and 2013 effective income tax rates, removing the effects of the valuation allowance, would have been 37.7% and 36.9%, respectively.  The adjusted effective tax rate in the third quarter of 2014 was higher primarily due to adjustments of prior estimates of tax based upon actual tax return filings.  Additionally, the third quarter 2014 tax rate was higher due to a charge for a tax position on which the outcome is uncertain.

Our effective income tax rate was 36.5% for the nine months ended September 30, 2014, as compared to 36.2% for the nine months ended September 30, 2013.  During 2014, an increase in the Company’s trading securities portfolio and realized capital gains on securities classified as available for sale allowed for a release of the valuation allowance, thereby reducing income tax expense by $2.1 million.  Additionally, the Company closed a transaction that recharacterized tax losses on a limited partnership investment from capital to ordinary, thereby releasing the valuation allowance and reducing income tax expense by $1.5 million.  During 2013, the valuation allowance decreased $3.2 million due to realized capital gains on the sale of securities classified as available for sale and an increase in the fair value of the Company’s trading securities portfolio.

Removing the effects of the valuation allowance for the nine months ended September 30, 2014 and 2013, the effective income tax rate would have been 37.5% and 37.4%, respectively.  The adjusted effective tax rate in 2014 was higher primarily due to adjustments of prior estimates of tax based upon actual tax return filings.

The Company expects its future effective tax rate, exclusive of any increases or reductions to the valuation allowance, state tax incentives, unanticipated state tax legislative changes, and unanticipated fluctuations in earnings to range from 37% to 39%.

Liquidity and Capital Resources

Our operations provide much of the cash necessary to fund our priorities, as follows:

•                  Finance internal growth

•                  Pay dividends

•                  Repurchase our stock

Finance Internal Growth

We use cash to fund growth in our distribution channels.  Our Wholesale channel requires cash outlays for wholesaler commissions and commissions to third parties on deferred load product sales.  We continue to invest in our Advisors channel by providing additional support to our advisors through home office resources, wholesaling efforts and enhanced technology tools.  Across both channels, we provide seed money for new products.

We are currently investing in technology initiatives to modernize and optimize our technology environment.  Initiatives underway include upgrading our infrastructure, network and security, moving to distributed applications and building system architecture.

Pay Dividends

We paid quarterly dividends on our Class A common stock that resulted in financing cash outflows of $86.8 million and $72.1 million for the first nine months of 2014 and 2013, respectively.  The total dividend to be paid on November 3, 2014 to stockholders of record as of October 13, 2014 is approximately $28.6 million.

Repurchase Our Stock

We repurchased 1,522,270 shares and 1,187,839 shares of our Class A common stock in the open market or privately during the nine months ended September 30, 2014 and 2013, respectively, resulting in cash outflows of $96.1 million and $52.5 million, respectively.

Operating Cash Flows

Cash from operations, our primary source of funds, increased $78.8 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.  The increase is primarily due to increased net income compared to the same period in 2013.

During the first nine months of 2014, we contributed $20.0 million to our pension plan.  We are considering additional contributions in 2014.

Investing Cash Flows

Investing activities consist primarily of the purchase, sale and maturities of available for sale investment securities, as well as capital expenditures.  We expect our 2014 capital expenditures to be in the range of $30.0 to $35.0 million.

Financing Cash Flows

As noted previously, dividends and stock repurchases accounted for a majority of our financing cash outflows in the first nine months of 2014 and 2013.

Future Capital Requirements

Management believes its available cash, marketable securities and expected cash flow from operations will be sufficient to fund its short-term operating and capital requirements.  Expected short-term uses of cash include dividend payments, interest payments on outstanding debt, income tax payments, seed money for new products, share repurchases, payment of deferred commissions to our financial advisors and third-parties, pension funding, capital expenditures and home office leasehold improvements, and could include strategic acquisitions.

Expected long-term capital requirements include indebtedness, operating leases and purchase obligations, and potential settlement of tax liabilities.  Other possible long-term discretionary uses of cash could include capital expenditures for enhancement of technology infrastructure and home office expansion, strategic acquisitions, payment of dividends, income tax payments, seed money for new products, pension funding, repurchases of our Class A common stock and payment of upfront fund commissions for Class C shares and certain fee-based asset allocation products.  Payment of upfront fund commissions for certain fee-based asset allocation products may continue to decline in future periods due to changes in advisor compensation plans.

Critical Accounting Policies and Estimates

Management believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company’s critical accounting policies and estimates are disclosed in the “Critical Accounting Policies and Estimates” section of our Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”).

Supplemental Information

	Third	Third		Year to	Year to
	Quarter	Quarter		Date	Date
	2014	2013	Change	2014	2013	Change

Channel highlights
Number of wholesalers	59	49	20.4%	59	49	20.4%
Number of advisors	1,759	1,784	-1.4%	1,759	1,784	-1.4%
Advisor productivity (in thousands)(1)	$64.6	49.7	30.0%	$187.9	146	28.7%

Redemption rates - long term assets
Wholesale	40.3%	25.7%		28.9%	26.6%
Advisors	8.2%	8.7%		8.1%	9.1%
Institutional	16.1%	17.0%		17.6%	19.4%
Total	26.1%	18.6%		20.4%	19.4%

Operating highlights
Organic growth (decay) annualized	-8.7%	5.7%		3.1%	6.2%
Total assets under management (in millions)	$128,886	113,744	13.3%	$128,886	113,744	13.3%

Operating margin	30.6%	29.8%		30.4%	27.2%

Diversification (company total)
As % of Sales
Asset Strategy	24.9%	25.9%		29.1%	29.3%
Fixed Income	28.8%	31.8%		25.4%	31.0%
Other	46.3%	42.3%		45.5%	39.7%
As % of Assets Under Management
Asset Strategy	32.0%	33.8%		32.0%	33.8%
Fixed Income	18.2%	19.0%		18.2%	19.0%
Other	49.8%	47.2%		49.8%	47.2%

Shareholder service fees
Average assets for I, Y, and R share classes (in millions)	$32,392	24,207	33.8%	$31,171	22,704	37.3%
Number of shareholder accounts (in thousands)	4,380	4,237	3.4%	4,380	4,237	3.4%

(1)         Advisors’ productivity is calculated by dividing underwriting and distribution revenues for the Advisors channel by the average number of advisors during the year.

Item 3.                                 Quantitative and Qualitative Disclosures About Market Risk

We are primarily exposed to market risk associated with unfavorable movements in interest rates and securities prices.  The Company has had no significant changes in its market risk policies or its market risk sensitive instruments and positions from that previously reported in the Company’s 2013 Form 10-K

Item 4.                                 Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2014, have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.

The Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Part II.  Other Information

Item 1.                               Legal Proceedings

We discuss legal proceedings in the “Contingencies” note to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 1A.                        Risk Factors

The Company has had no material changes to its Risk Factors from those previously reported in the Company’s 2013 Form 10-K.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information about the shares of Class A common stock we repurchased during the third quarter of 2014.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program

July 1 - July 31	543,813	$56.60	543,813	n/a (1)
August 1 - August 31	50,149	51.81	50,149	n/a (1)
September 1 - September 30	20,100	52.01	20,100	n/a (1)

Total	614,062	$56.06	614,062

(1)         On August 31, 1998, we announced that our Board of Directors approved a program to repurchase shares of our Class A common stock on the open market.  Under the repurchase program, we are authorized to repurchase, in any seven-day period, the greater of (i) 3% of our outstanding Class A common stock or (ii) $50 million of our Class A common stock.  We may repurchase our Class A common stock through the New York Stock Exchange, other national or regional market systems, electronic communication networks or alternative trading systems.  Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased.  Our Board of Directors reviewed and ratified the stock repurchase program in October 2012.  During the third quarter of 2014, all stock repurchases were made pursuant to the repurchase program and 1,962 shares, reflected in the table above, were purchased in connection with funding employee income tax withholding obligations arising from the vesting of nonvested shares.

Item 6.                                 Exhibits

3.1                               Amended and Restated Bylaws of Waddell & Reed Financial, Inc.  Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-13913, filed October 20, 2014 and incorporated herein by reference.

31.1*                 Section 302 Certification of Chief Executive Officer

31.2*                 Section 302 Certification of Chief Financial Officer

32.1**          Section 906 Certification of Chief Executive Officer

32.2**          Section 906 Certification of Chief Financial Officer

101*                    Materials from the Waddell & Reed Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Unaudited Consolidated Financial Statements, tagged in detail.

*   Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of October 2014.

WADDELL & REED FINANCIAL, INC.

By:	/s/ Henry J. Herrmann
Chief Executive Officer, Chairman of the Board and Director
(Principal Executive Officer)

By:	/s/ Brent K. Bloss
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/ Melissa A. Clouse
Vice President and Controller
(Principal Accounting Officer)