Form 10-K
period 2014-12-31
WADDELL & REED FINANCIAL INC
filed 2015-02-27
CIK 1052100

Use these links to rapidly review the document
TABLE OF CONTENTS1
TABLE OF CONTENTS2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.    ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☐
(Do not check if a smaller reporting company)

        Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒ .

        The aggregate market value of the voting and non-voting common stock equity held by non-affiliates based on the closing sale price on June 30, 2014 was $5.13 billion.

        Shares outstanding of each of the registrant's classes of common stock as of February 13, 2015 Class A common stock, $.01 par value: 83,564,556

DOCUMENTS INCORPORATED BY REFERENCE

        In Part III of this Form 10-K, portions of the definitive proxy statement for the 2015 Annual Meeting of Stockholders to be held April 15, 2015.

Index of Exhibits (Pages 89 through 93)
Total Number of Pages Included Are 93

WADDELL & REED FINANCIAL, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2014

PART I

ITEM 1.    Business

General

        Waddell & Reed Financial, Inc. (hereinafter referred to as the "Company," "we," "our" or "us") is a corporation, incorporated in the state of Delaware in 1981, that conducts business through its subsidiaries. Founded in 1937, we are one of the oldest mutual fund complexes in the United States, having introduced the Waddell & Reed Advisors group of mutual funds (the "Advisors Funds") in 1940. Over time we added additional mutual fund families: Ivy Funds (the "Ivy Funds"), Ivy Funds Variable Insurance Portfolios ("Ivy Funds VIP"), InvestEd Portfolios, our 529 college savings plan ("InvestEd") (collectively, the Advisors Funds, Ivy Funds, Ivy Funds VIP and InvestEd are referred to as the "Funds") and the Selector Management Fund SICAV and its Ivy Global Investors sub-funds, an undertaking for the collective investment in transferable securities (the "Selector Management Funds" or "UCITS"). As of December 31, 2014, we had $123.7 billion in assets under management.

        We derive our revenues from providing investment management, investment advisory, investment product underwriting and distribution, and shareholder services administration to the Funds and the Selector Management Funds and institutional and separately managed accounts. Investment management fees are based on the amount of average assets under management and are affected by sales levels, financial market conditions, redemptions and the composition of assets. Our underwriting and distribution revenues consist of Rule 12b-1 asset-based service and distribution fees, fees earned on fee-based asset allocation products and related advisory services, commissions derived from sales of investment and insurance products and distribution fees on certain variable products. The products sold have various commission structures and the revenues received from those sales vary based on the type and dollar amount sold. Shareholder service fee revenue includes transfer agency fees, custodian fees from retirement plan accounts, and portfolio accounting and administration fees, and is earned based on assets under management or number of client accounts.

        We operate our business through a balanced distribution network. Our retail products are distributed through third parties such as other broker/dealers, registered investment advisors and various retirement platforms, (collectively, the "Wholesale channel") or through our sales force of independent financial advisors (the "Advisors channel"). We also market our investment advisory services to institutional investors, either directly or through consultants (the "Institutional channel").

        Our Wholesale channel efforts include retail fund distribution through broker/dealers (the primary method of distributing mutual funds for the industry), registered investment advisors (fee-based financial advisors who generally sell mutual funds through financial supermarkets) and retirement and insurance platforms. Assets under management in this channel were $60.3 billion at the end of 2014.

        In the Advisors channel, our sales force focuses its efforts primarily on financial planning, serving mostly middle class and mass affluent clients. We compete with smaller broker/dealers and independent financial advisors, as well as a span of other financial service providers. Assets under management in this channel were $45.5 billion at December 31, 2014.

        Through our Institutional channel, we serve as subadvisor for domestic and foreign distributors of investment products for pension funds, Taft-Hartley plans and endowments. Additionally, we serve as investment advisor and distributor of the Selector Management Funds. Assets under management in the Institutional channel were $17.8 billion at December 31, 2014.

Organization

        We operate our investment advisory business through our subsidiary companies, primarily Waddell & Reed Investment Management Company ("WRIMCO"), a registered investment adviser for the Advisor

Funds, the Ivy Funds VIP and InvestEd, and Ivy Investment Management Company ("IICO"), the registered investment adviser for the Ivy Funds and the Selector Management Funds.

        Our underwriting and distribution business operates through two broker/dealers: Waddell & Reed, Inc. ("W&R") and Ivy Funds Distributor, Inc. ("IFDI"). W&R is a registered broker/dealer and investment adviser that acts primarily as the national distributor and underwriter for shares of the Advisors Funds, Ivy Funds VIP, InvestEd and other mutual funds, and as a distributor of variable annuities and other insurance products issued by our business partners. In addition, W&R is the seventh largest distributor of the Ivy Funds. IFDI is the distributor and underwriter for the Ivy Funds and serves as the global distributor of the Selector Management Funds.

        In 2012, the Company signed a definitive agreement to sell its Legend group of subsidiaries ("Legend") and the sale closed effective January 1, 2013. Legend was our mutual fund distribution and retirement planning subsidiary based in Palm Beach Gardens, Florida. Through its network of financial advisors, Legend primarily served employees of school districts and other not-for-profit organizations. Legend Advisory Corporation, the registered investment adviser for Legend, and Legend Equities Corporation, a registered broker/dealer ("LEC"), were among the subsidiaries sold.

        Waddell & Reed Services Company ("WRSCO") provides transfer agency and accounting services to the Funds. W&R, WRIMCO, WRSCO, IICO and IFDI are hereafter collectively referred to as the "Company," "we," "us" or "our" unless the context requires otherwise.

Investment Management Operations

        Our investment advisory business provides one of our largest sources of revenues. We earn investment management fee revenues by providing investment advisory and management services pursuant to investment management agreements with the Funds and the Selector Management Funds. While the specific terms of the agreements vary, the basic terms are similar. The agreements provide that we render overall investment management services to each of the Funds, subject to the oversight of each Fund's board of trustees and in accordance with each Fund's investment objectives and policies. The agreements permit us to enter into separate agreements for shareholder services or accounting services with each respective Fund.

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

        Our investment management team begins each business day in a collaborative discussion that fosters idea sharing, yet reinforces individual accountability. Through all market cycles, we remain dedicated to the following investment principles:

  •
  Rigorous fundamental research—an enduring investment culture that dedicates itself to analyzing companies on our own rather than relying exclusively on widely available research produced by others.

  •
  Collaboration and accountability—a balance of collaboration and individual accountability, which ensures the sharing and analysis of investment ideas among investment professionals while empowering portfolio managers to shape their portfolios individually.

  •
  Focus on growing and protecting investors' assets—a sound approach that seeks to capture asset appreciation when market conditions are favorable and strives to manage risk during difficult market periods.

        These three principles shape our investment philosophy and money management approach. For nearly 80 years, our investment organization has delivered consistently competitive investment performance. Through bull and bear markets, our investment professionals have not strayed from what works—fundamental research and a time-tested investment process. We believe investors turn to us because they appreciate that our investment approach continues to identify and create opportunities for wealth creation.

        Our investment management team comprises 87 professionals, including 33 portfolio managers who average 22 years of industry experience and 16 years of tenure with our firm. We have significant experience in virtually all major asset classes, several specialized asset classes and a range of investment styles. At December 31, 2014, over 80% of the Company's $123.7 billion in assets under management were invested in equities, of which 80% was domestic and 20% was international. In recent years, we have supported growth of international investments by adding investment professionals native to countries that we consider emerging markets. They, along with other members of the investment team, focus on understanding foreign markets and capturing investment opportunities. Our investment management team also includes subadvisors who bring similar investment philosophies and additional expertise in specific asset classes.

Investment Management Products

        Our mutual fund families offer a wide variety of investment options. We are the exclusive underwriter and distributor of 86 registered open-end mutual fund portfolios in the Funds. Additionally, we have one closed-end offering through the Ivy Funds and offer the Selector Management Funds through our Institutional channel. The Advisors Funds, variable products offering the Ivy Funds VIP, and InvestEd are offered primarily through our financial advisors in the Advisors channel; in some circumstances, certain of those funds are also offered through the Wholesale channel. The Ivy Funds are offered through both our Wholesale channel and Advisors channel. The Funds' assets under management are included in either our Wholesale channel or our Advisors channel depending on which channel marketed the client account or is the broker of record.

        During 2014, we completed the merger of two open-end mutual funds and added two open-end mutual funds to our product line. Ivy Funds merged the Ivy Asset Strategy Opportunities Fund into the Ivy Emerging Markets Equity Fund, creating a fund that offers investors a single fund for emerging-market equity investments in any region of the world. We launched the Ivy Emerging Markets Local Currency Debt Fund, subadvised by Pictet Asset Management. This fund provides investors the opportunity to capture fixed income opportunities from a select group of emerging market economies. The fund invests primarily in sovereign debt securities issued in the local currencies of emerging market countries. We also launched the Ivy Mid Cap Income Opportunities Fund. This fund's objective is to provide total return through a combination of current income and capital appreciation by investing primarily in a diversified portfolio of income-producing common stocks that the management team believes demonstrates favorable prospects for total return. The fund intends to focus primarily on mid-capitalization companies believed to have the ability to sustain and potentially increase dividends while providing capital appreciation over the long-term.

        We also completed a fund adoption transaction agreement in 2014 with Emerging Managers Group, L.P. through which IICO assumed responsibility as investment adviser and IFDI serves as global distributor of the Selector Management Funds. The Selector Management Funds included in the fund adoption transaction are the Ivy Global Investors Asset Strategy Fund and the Ivy Global Investors High Income Fund. Subsequent to the fund adoption transaction we launched the following sub-funds: Ivy Global Investors Mid Cap Growth Fund, Ivy Global Investors Large Cap Growth Fund and Ivy Global Investors Science & Technology Fund. This transaction allows us to serve the non-U.S. resident customer market through national broker/dealer firms in the United States and establish greater international distribution of our investment management capabilities.

        In 2014, we launched the R6 share class for the majority of the Ivy Funds to meet the needs of our retirement and benefit plan clients. The share class does not charge any sales load or Rule 12b-1 expenses.

Other Products

        We offer our Advisors channel customers fee-based asset allocation investment advisory products, including Managed Allocation Portfolio ("MAP"), MAPPlus and Strategic Portfolio Allocation ("SPA"), which utilize the Funds. As of December 31, 2014, clients had $17.3 billion invested in our fee-based asset allocation investment advisory products, of which $15.7 billion is invested in our mutual funds and included in our mutual fund assets under management.

        In our Advisors channel, we distribute various business partners' variable annuity products, which offer the Ivy Funds VIP as an investment vehicle. We also offer our Advisors channel customers retirement and life insurance products underwritten by our business partners. Through our insurance agency subsidiary, our financial advisors also sell life insurance and disability products underwritten by various carriers.

Distribution Channels

        We distribute our investment products through the Wholesale, Advisors and Institutional channels. During 2014, our Asset Strategy funds continued to play a lead role in the Company's results, comprising 25% of the Company's gross sales and 29% of the assets under management as of December 31, 2014. While we recognize the past success of these funds, we are also aware of the concentration risks to our revenue streams created by the size of these funds, despite the flexible mandate. Over the past several years, our distribution channels have successfully marketed additional products to their clients, which contributed to total sales for the Asset Strategy funds decreasing from 46% in 2010 to 25% in 2014. Over the same time period, fixed income sales have grown from 13% to 26%. We plan to continue to stress diversification of sales in 2015.

Wholesale Channel

        Our Wholesale channel generates sales through various third party distribution outlets. Our assets under management in the Wholesale channel were $60.3 billion at December 31, 2014, including $0.6 billion in assets subadvised by other managers.

        Our team of 59 external wholesalers lead our wholesaling efforts, which focus principally on distributing the Ivy Funds through three segments: broker/dealers (the largest method of distributing mutual funds for the industry and for us), retirement platforms (401(k) platforms using multiple managers) and registered investment advisors (fee-based financial advisors who generally sell mutual funds through financial supermarkets). Additionally, our National Accounts team, comprised of 18 employees, work with the home offices of our distribution partners managing current and new relationships.

Advisors Channel

        Assets under management in the Advisors channel were $45.5 billion at December 31, 2014. Throughout our history, our advisors have sold investment products primarily to middle income and mass affluent individuals, families and businesses across the country in geographic markets of all sizes. We assist clients on a wide range of financial issues with a significant focus on helping them plan, generally, for long-term investments such as retirement and education, and offer one-on-one consultations that emphasize long-term relationships through continued service. As a result of this approach, this channel has developed a loyal customer base with clients maintaining their accounts significantly longer than the industry average. Over the past several years, we have expanded our brokerage platform technology and offerings, which enable us to competitively recruit experienced advisors.

        As of December 31, 2014, our sales force consisted of 1,766 financial advisors who operate out of offices located throughout the United States. We believe, based on industry data, that our financial advisors are currently one of the largest sales forces in the United States selling primarily mutual funds, and that W&R, our broker/dealer subsidiary, ranks among the largest independent broker/dealers. We continue to experience growth in sales force production. Advisors channel underwriting and distribution fee revenues per the average number of advisors were $254 thousand, $215 thousand and $180 thousand for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, our Advisors channel had approximately 465 thousand mutual fund customers.

Institutional Channel

        Through this channel, we manage assets in a variety of investment styles for a variety of institutions. The largest client type is other asset managers that hire us to act as subadvisor; they are typically domestic and foreign distributors of investment products who lack scale or the track record to manage internally, or choose to market multi-manager styles. Over time, the Institutional channel has been successful in developing subadvisory relationships, and as of December 31, 2014, subadvisory business comprised more than 70% of the Institutional channel's assets. Our diverse client list also includes the Selector Management Funds, pension funds, Taft-Hartley plans and endowments. Assets under management in the Institutional channel were $17.8 billion at December 31, 2014.

Service Agreements

        We earn service fee revenues by providing various services to the Funds and their shareholders. Pursuant to shareholder servicing agreements, we perform shareholder servicing functions for which the Funds pay us a monthly fee, including: maintaining shareholder accounts; issuing, transferring and redeeming shares; distributing dividends and paying redemptions; furnishing information related to the Funds; and handling shareholder inquiries. Pursuant to accounting service agreements, we provide the Funds with bookkeeping and accounting services and assistance for which the Funds pay us a monthly fee, including: maintaining the Funds' records; pricing Fund shares; and preparing prospectuses for existing shareholders, proxy statements and certain other shareholder reports.

        Agreements with the Funds may be adopted or amended with the approval of the disinterested members of each Fund's board of trustees and have annually renewable terms of one year.

Competition

        The financial services industry is a highly competitive global industry. According to the Investment Company Institute, or ICI, at the end of 2014 there were more than 9,200 open-end investment companies and more than 500 closed-end investment companies of varying sizes, investment policies and objectives whose shares are being offered to the public in the United States alone. Factors affecting our business include brand recognition, business reputation, investment performance, quality of service and the continuity of both client relationships and assets under management. A majority of mutual fund sales go to funds that are highly rated by a small number of well-known ranking services that focus on investment performance. Competition is based on distribution methods, the type and quality of shareholder services, the success of marketing efforts, the ability to develop investment products for certain market segments to meet the changing needs of investors, and the achievement of competitive investment management performance.

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

        We believe we effectively compete across multiple dimensions of the asset management and broker/dealer businesses. First, we market our products, primarily the Ivy Funds family, to unaffiliated broker/dealers and advisors and compete against other asset managers offering mutual fund products. This distribution method allows us to move beyond proprietary distribution and increases our potential pool of clients. Competition is based on sales techniques, personal relationships and skills, and the quality of financial planning products and services offered. We compete against asset managers that are both larger and smaller than our firm, but we believe that the breadth and depth of our products position us to compete in this environment. Second, our proprietary broker/dealer consists of a sales force of independent contractors affiliated with our Company who have access to our proprietary financial products. We believe our business model targets customers seeking personal assistance from financial advisors or planners where the primary competition is companies distributing products through financial advisors. The market for financial advice is extremely broad and fragmented. Our financial advisors compete primarily with large and small broker/dealers, independent financial advisors, registered investment advisors, financial institutions and insurance representatives. Finally, we compete in the institutional marketplace, working with consultants who select asset managers for various opportunities, as well as working directly with plan sponsors, foundations, endowments, sovereign funds and other asset managers who hire subadvisors. In this marketplace, we compete with a broad range of asset managers.

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

        The Company is also subject to federal and state laws affecting corporate governance, including the Sarbanes-Oxley Act of 2002, as well as rules adopted by the SEC. Our report on internal controls over financial reporting for 2014 is included in Part I, Item 9A.

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

        W&R and IFDI are each subject to certain net capital requirements pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Uniform Net Capital Rule 15c3-1 of the Exchange Act (the "Net Capital Rule") specifies the minimum level of net capital a registered broker/dealer must maintain and also requires that part of its assets be kept in a relatively liquid form. The Net Capital Rule is designed to ensure the financial soundness and liquidity of broker/dealers. Any failure to maintain the required minimum net capital may subject us to suspension or revocation of our registration or other limitations on our activity by the SEC, and suspension or expulsion by FINRA or other regulatory bodies, and ultimately could require the broker/dealer's liquidation. The maintenance of minimum net capital requirements may also limit our ability to pay dividends. As of December 31, 2014 and 2013, net capital for W&R and IFDI exceeded all minimum requirements.

        Pursuant to the requirements of the Securities Investor Protection Act of 1970, W&R is a member of the Securities Investor Protection Corporation (the "SIPC"). IFDI is exempt from the membership requirements and is not a member of the SIPC. The SIPC provides protection against lost, stolen or missing securities (but not loss in value due to a rise or fall in market prices) for clients in the event of the failure of a broker/dealer. Accounts are protected up to $500,000 per client with a limit of $100,000 for cash balances. However, since the Funds, and not our broker/dealer subsidiaries, maintain customer accounts, SIPC protection would not cover mutual fund shareholders whose accounts are maintained directly with the Funds, but would apply to brokerage accounts held on our brokerage platform.

        Title III of the USA PATRIOT Act, the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001, imposes significant anti-money laundering requirements on all financial institutions, including domestic banks and domestic operations of foreign banks, broker/dealers, futures commission merchants and investment companies.

        Our operations outside the United States are subject to the laws and regulations of various non-U.S. jurisdictions and non-U.S. regulatory agencies and bodies, including the regulation of the Selector Management Funds by Luxembourg's Commission de Surveillance du Secteur Financier as UCITS. As we broaden our distribution globally, we will become subject to increased international regulations, some of which are comparable to the regulations to which our United States operations are subject. Similar to the United States, non-U.S. regulatory agencies have broad authority in the event of non-compliance with laws and regulations.

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

Employees

        At December 31, 2014 we had 1,648 full-time employees, consisting of 1,314 home office employees and 334 employees responsible for advisor field supervision and administration.

Available Information

        We make available free of charge our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports under the "Reports & SEC Filings" menu on the "Investor Relations" section of our internet website at www.waddell.com as soon as it is reasonably practical after such filing has been made with the SEC.

ITEM 1A.    Risk Factors

        You should carefully consider the following risk factors as well as the other risks and uncertainties contained in this Annual Report on Form 10-K or in our other SEC filings. The occurrence of one or more of these risks or uncertainties could materially and adversely affect our business, financial condition, operating results and cash flows. In this Annual Report on Form 10-K, unless the context expressly requires a different reading, when we state that a factor could "adversely affect us," have a "material adverse effect on our business," "adversely affect our business" and similar expressions, we mean that the factor could materially and adversely affect our business, financial condition, operating results and cash flows. Information contained in this section may be considered "forward-looking statements." See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Note Regarding Forward-Looking Statements" for a discussion of certain qualifications regarding forward-looking statements.

        An Increasing Percentage Of Our Assets Under Management Are Distributed Through Our Wholesale Channel, Which Has Higher Redemption Rates Than Our Traditional Advisors Channel.    In recent years, we have focused on expanding distribution efforts relating to our Wholesale channel. The percentage of our assets under management in the Wholesale channel has increased from 10% at December 31, 2003 to 49% at December 31, 2014, and the percentage of our total sales represented by the Wholesale channel has increased from 17% for the year ended December 31, 2003 to 67% for the year ended December 31, 2014. The success of sales in our Wholesale channel depends upon our maintaining strong relationships with institutional accounts, certain strategic partners and our third party distributors. Many of those distribution sources also offer investors competing funds that are internally or externally managed, which could limit the distribution of our products. The loss of any of these distribution channels and the inability to continue to access new distribution channels could decrease our assets under management and adversely affect our results of operations and growth. There are no assurances that these channels and their client bases will continue to be accessible to us. The loss or diminution of the level of business we do with those providers could have a material adverse effect on our business, especially with the high concentration of assets in certain funds in this channel, namely the Ivy Asset Strategy fund. Compared to the industry average redemption rate of 24.7% and 25.7% for the years ended December 31, 2014 and 2013, respectively, the Wholesale channel had redemption rates of 34.8% and 25.2% for the years ended December 31, 2014 and 2013, respectively. Redemption rates were 8.3% and 8.9% for our Advisors channel in the same periods, reflecting the higher rate of transferability of investment assets in the Wholesale channel.

        Our Business Is Subject To Substantial Risk From Litigation, Regulatory Investigations And Potential Securities Laws Liability.    Many aspects of our business involve substantial risks of litigation, regulatory investigations and/or arbitration, and from time to time, we are involved in various legal proceedings in the course of operating our business. We are exposed to liability under federal and state securities laws, other federal and state laws and court decisions, as well as rules and regulations promulgated by the SEC, FINRA and other regulatory bodies. We, our subsidiaries, and/or certain of our past and present officers, have been named as parties in legal actions, regulatory investigations and proceedings, and securities arbitrations in the past and have been subject to claims alleging violation of such laws, rules and regulations, which have resulted in the payment of fines and settlements. An adverse resolution of any lawsuit, legal or regulatory proceeding or claim against us could result in substantial costs or reputational harm to us, and have a material adverse effect on our business. In addition to these financial costs and risks, the defense of litigation, regulatory investigations or arbitration may divert resources and management's attention from operations.

        Our Financial Advisors Are Classified As Independent Contractors, And Changes To Their Classification May Increase Our Operating Expenses.    From time to time, various legislative or regulatory proposals are introduced at the federal or state levels to change the status of independent contractors' classification to employees for either employment tax purposes (withholding, social security, Medicare and unemployment taxes) or other benefits available to employees. Currently, most individuals are classified as employees or independent contractors for employment tax purposes based on 20 "common law" factors, rather than any definition found in the Internal Revenue Code or Treasury regulations. We classify the majority of our financial advisors as independent contractors for all purposes, including employment tax and employee benefit purposes. There can be no assurance that legislative, judicial or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change the independent contractor/employee classification of those financial advisors currently doing business with us. The costs associated with potential changes, if any, with respect to these independent contractor classifications could have a material adverse effect on our business.

        There May Be Adverse Effects On Our Business If Our Funds' Performance Declines.    Success in the investment management and mutual fund businesses is dependent on the investment performance of client accounts relative to market conditions and the performance of competing funds. Good relative performance stimulates sales of the Funds' shares and tends to keep redemptions low. Sales of the Funds' shares in turn generate higher management fees and distribution revenues. Good relative performance also attracts institutional and separate accounts. Conversely, poor relative performance results in decreased sales, increased redemptions of the Funds' shares and the loss of institutional and separate accounts, resulting in decreases in revenues. As of December 31, 2014, 22% and 7% of our assets under management were concentrated in the Ivy Asset Strategy fund and Ivy High Income fund, respectively. As a result, our operating results are significantly affected by the performance of those funds and our ability to minimize redemptions from and maintain assets under management in those funds. If a significant amount of investments are withdrawn from those funds for any reason, our revenues would decline and our operating results would be adversely affected. Further, given the size and prominence of those funds within our product line, any adverse performance of those funds may also indirectly affect the net sales and redemptions in our other products, which in turn may adversely affect our business.

        There May Be An Adverse Effect On Our Business If Our Investors Redeem The Assets We Manage On Short Notice.    Mutual fund investors may redeem their investments in our mutual funds at any time without any prior notice. Additionally, our investment management agreements with institutions and other non-mutual fund accounts are generally terminable upon relatively short notice. Investors can terminate their relationship with us, reduce their aggregate amount of assets under management, or shift their funds to other types of accounts with different rate structures for any number of reasons, including investment performance, changes in prevailing interest rates and financial market performance. The ability of our investors to redeem their investments in our mutual funds on short notice has increased materially due to the growth of assets in our Wholesale channel and the high concentration of assets in certain funds in this channel, including the Ivy Asset Strategy fund. The decrease in revenues that could result from any such event could have a material adverse effect on our business.

        Regulatory Risk Is Substantial In Our Business And Non-Compliance With Regulations, Or Changes In Regulations, Could Have A Significant Impact On The Conduct Of Our Business, Reputation And Prospects.    Our investment advisory and broker/dealer businesses are heavily regulated, primarily at the federal level. Non-compliance with applicable laws or regulations could result in sanctions being levied against us, including fines and censures, suspension or expulsion from a certain jurisdiction or market, or the revocation of licenses. Non-compliance with applicable laws or regulations could also adversely affect our business, reputation and prospects. In addition, changes in current legal, regulatory, accounting, tax or compliance requirements or in governmental policies could adversely affect our operations, revenues and earnings by, among other things, increasing expenses and reducing investor interest in certain products we offer. Distribution fees paid to mutual fund distributors in accordance with Rule 12b-1 promulgated under the Investment Company Act of 1940, as amended ("Rule 12b-1"), are an important element of the distribution of the mutual funds we manage. The SEC has proposed replacing Rule 12b-1 with a new regulation that would significantly change current fund distribution practices in the industry. If this proposed regulation is adopted, it may have a material impact on the compensation we pay to distributors for distributing the mutual funds we manage and/or our ability to recover expenses related to the distribution of our funds, and thus could materially affect our business. Additionally, our profitability could be affected by rules and regulations that impact the business and financial communities generally, including changes to the laws governing state and federal taxation.

        Our Business And Prospects Could Be Adversely Affected If The Securities Markets Decline.    Our results of operations are affected by certain economic factors, including the success of the securities markets. The on-going existence of adverse market conditions, particularly the U.S. domestic stock market due to our high concentration of assets under management in that market, and lack of investor confidence could result in investors further withdrawing from the markets or decreasing their rate of investment, either of which could adversely affect our revenues, earnings and growth prospects to a greater extent. Because our revenues are, to a large extent, investment management fees that are based on the value of assets under management, a decline in the value of these assets adversely affects our revenues and earnings. Our growth is dependent to a significant degree upon our ability to attract and retain mutual fund assets, and, in an adverse economic environment, this may prove more difficult. Our growth rate has varied from year to year and there can be no assurance that our average growth rates sustained in recent years will continue. Declines in the securities markets could significantly reduce our future revenues and earnings. In addition, a decline in the market value of these assets could cause our clients to withdraw funds in favor of investments they perceive as offering greater opportunity or lower risk, which could also negatively impact our revenues and earnings. The combination of adverse market conditions reducing sales and investment management fees could compound on each other and materially affect our business.

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

        A Failure In Or Breach Of Our Operational Or Security Systems Or Our Technology Infrastructure, Or Those Of Third Parties, Could Result In A Material Adverse Effect On Our Business And Reputation.    We are highly dependent upon the use of various proprietary and third party software applications and other technology systems to operate our business. As part of our normal operations, we process a large number of transactions on a daily basis and maintain and transmit confidential client and employee information, the safety and security of which is dependent upon the effectiveness of our information security policies, procedures and capabilities to protect such systems and the data that reside on or are transmitted through them.

        Although we take protective measures and endeavor to modify these protective measures as circumstances warrant, technology is subject to rapid change and the nature of the threats continue to evolve. As a result, our operating and technology systems, software and networks may fail to operate properly or become disabled, or may be vulnerable to unauthorized access, inadvertent disclosure, loss or destruction of data (including confidential client information), computer viruses or other malicious code, cyber attacks and other events that could materially damage our operations, have an adverse security impact, or cause the disclosure or modification of sensitive or confidential information. Most of the software applications that we use in our business are licensed from, and supported, upgraded and maintained by, third party vendors. A suspension or termination of certain of these licenses or the related support, upgrades and maintenance could cause temporary system delays or interruption. We also take precautions to password protect and/or encrypt our laptops and other mobile electronic hardware. If such hardware is stolen, misplaced or left unattended, it may become vulnerable to hacking or other unauthorized use, creating a possible security risk and resulting in potentially costly actions by us. Further, while we have in place a disaster recovery plan to address catastrophic and unpredictable events, there is no guarantee that this plan will be sufficient in responding to or ameliorating the effects of all disaster scenarios, and we may experience system delays and interruptions as a result of natural disasters, power failures, acts of war, and third party failures.

        The breach of our operational or security systems or our technology infrastructure, or those of third parties, due to one or more of these events could cause interruptions, malfunctions or failures in our operations and/or the loss or inadvertent disclosure of confidential client information could result in substantial financial loss or costs, liability for stolen assets or information, breach of client contracts, client dissatisfaction and/or loss, regulatory actions, remediation costs to repair damage caused by the breach, additional security costs to mitigate against future incidents and litigation costs resulting from the incident. These events, and those discussed above, could have a material adverse effect on our business and reputation.

        There Is No Assurance That New Information Technology Systems Will Be Implemented Successfully.    A number of our key information technology systems were developed solely to handle our particular information technology infrastructure. We are in the process of implementing new information technology systems that we believe could facilitate and improve our core businesses and our productivity. There can be no assurance that we will be successful in implementing the new information technology systems or that their implementation will be completed in a timely or cost effective manner. Failure to implement or maintain adequate information technology infrastructure could impede our ability to support business growth.

        Support Provided To New Products May Reduce Fee Revenue, Increase Expenses And Expose Us To Potential Loss On Invested Capital.    We may support the development of new investment products by waiving a portion of the fees we usually receive for managing such products, by subsidizing expenses or by making seed capital investments. Seed investments in new products utilize Company capital that would otherwise be available for general corporate purposes and expose us to capital losses. There can be no assurance that new investment products we develop will be successful, which could have a material adverse effect on our business. Failure to have or devote sufficient capital to support new products could have an adverse impact on our future growth.

        Expansion Into International Markets May Increase Operational And Regulatory Risks.    As we broaden our distribution globally, we face increased operational and regulatory risks. The failure of our systems of internal control to properly mitigate such additional risks, or of our operating infrastructure to support such international expansion could result in operational failures and regulatory fines or sanctions. Local regulatory environments may vary widely and place additional demands on our sales, legal and compliance personnel. Identifying and hiring well qualified personnel and adopting policies, procedures and controls to address local or regional requirements require time and resources. Regulators in non-U.S. jurisdictions could also change their policies or laws in a manner that might restrict or otherwise impede our ability to offer our investment strategies in their respective markets. Any of these local requirements, activities or needs could increase the costs and expenses we incur in a specific jurisdiction without any corresponding increase in revenues and income from operating in the jurisdiction.

        We Have Substantial Intangibles On Our Balance Sheet, And Any Impairment Of Our Intangibles Could Adversely Affect Our Results of Operations.    At December 31, 2014, our total assets were approximately $1.5 billion, of which approximately $158.1 million, or 10%, consisted of goodwill and identifiable intangible assets. We complete an ongoing review of goodwill and intangible assets for impairment on an annual basis or more frequently whenever events or a change in circumstances warrant. Important factors in determining whether an impairment of goodwill or intangible assets might exist include significant continued underperformance compared to peers, the likelihood of termination or non-renewal of a mutual fund advisory or subadvisory contract or substantial changes in revenues earned from such contracts, significant changes in our business and products, material and ongoing negative industry or economic trends, or other factors specific to each asset or subsidiary being tested. Because of the significance of goodwill and other intangibles to our consolidated balance sheets, the impairment analysis is critical. Any changes in key assumptions about our business and our prospects, or changes in market conditions or other externalities, could result in an impairment charge. Any such charge could have a material effect on our results of operations.

        There May Be Adverse Effects On Our Business Upon The Termination Of, Or Failure To Renew, Certain Agreements.    A majority of our revenues are derived from investment management agreements with the Funds that, as required by law, are terminable on 60 days' notice. Each investment management agreement must be approved and renewed annually by the disinterested members of each Fund's board of trustees or its shareholders, as required by law. Additionally, our investment management agreements provide for automatic termination in the event of assignment, which includes a change of control, without the consent of our clients and, in the case of the Funds, approval of the Funds' board of directors/trustees and shareholders to continue the agreements. There can be no assurances that our clients will consent to any assignment of our investment management agreements, or that those and other contracts will not be terminated or will be renewed on favorable terms, if at all, at their expiration and new agreements may not be available. See "Business—Distribution Channels—Wholesale Channel, Institutional Channel." The decrease in revenues that could result from any such event could have a material adverse effect on our business.

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

        Fee Pressures Could Reduce Our Revenues And Profitability.    There is a trend toward lower fees in some segments of the investment management business. In addition, the SEC has adopted rules that are designed to improve mutual fund corporate governance, which could result in further downward pressure on investment advisory fees in the mutual fund industry. Accordingly, there can be no assurance that we will be able to maintain our current fee structure. Fee reductions on existing or future new business could adversely affect us.

        Challenges To Our Tax Positions May Adversely Affect Our Effective Tax Rate and Business.    The application of complex tax laws and regulations involves numerous uncertainties. Tax authorities may disagree with certain tax positions that we have taken and assess additional taxes, which could result in adjustments to, or impact the timing or amount of, taxable income, deductions or other tax allocations, which may adversely affect our effective tax rate and business.

        We Could Experience Adverse Effects On Our Market Share Due To Strong Competition From Numerous And Sometimes Larger Companies.    We compete with stock brokerage firms, mutual fund companies, investment banking firms, insurance companies, banks, internet investment sites, and other financial institutions and individual registered investment advisers. Many of these companies not only offer mutual fund investments and services, but also offer an ever-increasing number of other financial products and services. Many of our competitors have more products and product lines, services and brand recognition and may also have substantially greater assets under management. Many larger mutual fund complexes have developed more extensive relationships with brokerage houses with large distribution networks, which may enable those fund complexes to reach broader client bases. In recent years, there has been a trend of consolidation in the mutual fund industry resulting in stronger competitors with greater financial resources than us. There has also been a trend toward online internet financial services. If existing or potential customers decide to invest with our competitors instead of with us, our market share could decline, which could have a material adverse effect on our business.

        The Terms Of Our Credit Facility And Senior Unsecured Notes Impose Restrictions On Our Operations That May Adversely Impact Our Prospects And The Operations Of Our Business.    There are no assurances that we will be able to raise additional capital if needed, which could negatively impact our liquidity, prospects and operations. We have entered into a 5-year revolving credit facility with various lenders providing for total availability of $125.0 million. Under this facility, the lenders may, at their option upon our request, expand the facility to $200.0 million. At February 13, 2015, there was no balance outstanding under the revolving credit facility. We also entered into a note purchase agreement with various purchasers for the sale and issuance of $190.0 million of unsecured senior notes comprised of $95 million of 5.0% senior notes, series A, due 2018 and $95 million of 5.75% senior notes, series B, due 2021, all of which were issued on January 13, 2011. The terms and conditions of our revolving credit facility and note purchase agreement impose restrictions that affect, among other things, our ability to incur additional debt, make capital expenditures and acquisitions, merge, sell assets, pay dividends and create or incur liens. Our ability to comply with the financial covenants set forth in our credit facility and note purchase agreement could be affected by events beyond our control, and there can be no assurance that we will achieve operating results that will comply with such terms and conditions, a breach of which could result in a default under our credit facility and note purchase agreement. In the event of a default under the credit facility and/or note purchase agreement, the banks could elect to declare the outstanding principal amount of our credit facility, all interest thereon, and all other amounts payable under our credit facility to be immediately due and payable, and the Company's obligations under the senior unsecured notes could be accelerated and become due and payable, including any make-whole amount, respectively.

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

        Our Own Operational Failures Or Those Of Third Parties We Rely On, Including Failures Arising Out Of Human Error, Could Disrupt Our Business And Damage Our Reputation.    Our business is highly dependent on our ability to process, on a daily basis, large numbers of transactions. These transactions generally must comply with client investment guidelines, as well as stringent legal and regulatory standards. Despite our employees being highly trained and skilled, due to the large number of transactions we process errors may occur. If we make mistakes in performing our services that cause financial harm to our clients, our clients may seek to recover their losses. The occurrence of mistakes, particularly significant ones, could have a material adverse effect on our reputation and business.

        Potential Misuse Of Funds And Information In The Possession Of Our Employees And/Or Advisors Could Result In Liability To Our Clients, Subject Us To Regulatory Sanctions Or Otherwise Adversely Affect Our Business.    Our business is based on the trust and confidence of our clients, for whom our financial advisors handle a significant amount of funds, as well as financial and personal information. Although we have implemented a system of internal controls to minimize the risk of fraudulent taking or misuse of funds and confidential information, there can be no assurance that our controls will be adequate or that a taking or misuse of funds and confidential information by our employees or financial advisors can be prevented. We could be liable in the event of a taking or misuse of funds and confidential information by our employees or financial advisors and we could also be subject to regulatory sanctions. Although we believe that we have adequately insured against these risks, there can be no assurance that our insurance will be maintained or that it will be adequate to meet any liability resulting from these activities. Any damage to the trust and confidence placed in us by our clients may cause our assets under management to decline, which could adversely affect our business and prospects.

        There Are No Assurances That We Will Pay Future Dividends, Which Could Adversely Affect Our Stock Price.    The Waddell & Reed Financial, Inc. Board of Directors (the "Board of Directors") currently intends to continue to declare quarterly dividends on our Class A common stock. However, the declaration and payment of dividends is subject to the discretion of our Board of Directors. Any determination as to the payment of dividends, as well as the level of such dividends, will depend on, among other things, general economic and business conditions, our strategic plans, our financial results and condition, and contractual, legal, and regulatory restrictions on the payment of dividends by us or our subsidiaries. We are a holding company and, as such, our ability to pay dividends is subject to the ability of our subsidiaries to provide us with cash. There can be no assurance that the current quarterly dividend level will be maintained or that we will pay any dividends in any future period. Any change in the level of our dividends or the suspension of the payment of dividends could adversely affect our stock price.

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

ITEM 1B.    Unresolved Staff Comments

        None.

ITEM 2.    Properties

        We own four buildings in the vicinity of buildings currently leased by our home offices: two 50,000 square foot buildings and a 52,000 square foot building located in Overland Park, Kansas and a 45,000 square foot building located in Mission, Kansas. Existing home office lease agreements cover approximately 298,000 square feet for Waddell & Reed located in Overland Park, Kansas and 38,000 square feet for our disaster recovery facility. In addition, we lease office space for sales management in various locations throughout the United States totaling approximately 667,000 square feet. A majority of this office space is available to our financial advisors to use. In the opinion of management, the office space owned and leased by the Company is adequate for existing operating needs.

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

        The Company accrues an undiscounted liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated. These amounts are not reduced by amounts that may be recovered under insurance or claims against third parties, but undiscounted receivables from insurers or other third parties may be accrued separately. The Company regularly revises such accruals in light of new information. For contingencies where an unfavorable outcome is reasonably possible and that are significant, the Company discloses the nature of the contingency and, where feasible, an estimate of the possible loss. For purposes of our litigation contingency disclosures, "significant" includes material matters as well as other items that management believes should be disclosed. Management's judgment is required related to contingent liabilities because the outcomes are difficult to predict. In our opinion, the likelihood that any pending legal proceeding, regulatory investigation, claim, or other contingency will have a material adverse effect on our business, financial condition or results of operations is remote.

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

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our Class A common stock ("common stock") is traded on the NYSE under the ticker symbol "WDR." The following table sets forth, for the periods indicated, the high and low sale prices of our common stock, as reported by the NYSE, as well as the cash dividends declared for these time periods:

Market Price

	2014			2013
Quarter	High	Low	Dividends Per Share	High	Low	Dividends Per Share

1	$74.33	$61.49	$0.34	$43.87	$35.67	$0.28
2	76.46	59.00	0.34	48.08	38.70	0.28
3	65.57	51.25	0.34	55.03	43.09	0.28
4	51.84	42.39	0.43	66.09	50.76	0.34

        Year-end closing prices of our common stock were $49.82 and $65.12 for 2014 and 2013, respectively. The closing price of our common stock on February 13, 2015 was $49.94.

        According to the records of our transfer agent, we had 2,433 holders of record of common stock as of February 13, 2015. We believe that a substantially larger number of beneficial stockholders hold such shares in depository or nominee form.

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

Common Stock Repurchases

        Our Board of Directors has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in our stock-based compensation programs. During the year ended December 31, 2014, we repurchased 2,252,152 shares in the open market and privately at an aggregate cost, including commissions, of $131.0 million, including 599,340 shares from related parties to cover their tax withholdings from the vesting of shares granted under our stock-based compensation programs. The aggregate cost of shares obtained from related parties during 2014 was $40.9 million. The purchase price paid by us for private repurchases of our common stock from related parties is the closing market price on the purchase date.

        The following table sets forth certain information about the shares of common stock we repurchased during the fourth quarter of 2014.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under The Program
October 1 - October 31	450,000	$47.89	450,000	n/a	(1)
November 1 - November 30	699	48.86	—	n/a	(1)
December 1 - December 31	279,183	47.64	108,623	n/a	(1)

Total	729,882	$47.80	558,623

(1)
On August 31, 1998, we announced that our Board of Directors approved a program to repurchase shares of our common stock on the open market. Under the repurchase program, we are authorized to repurchase, in any seven-day period, the greater of (i) 3% of our outstanding common stock or (ii) $50 million of our common stock. We may repurchase our common stock in privately negotiated transactions or through the New York Stock Exchange, other national or regional market systems, electronic communication networks or alternative trading systems. Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased. Our Board of Directors reviewed and ratified the stock repurchase program in October 2012. During the fourth quarter of 2014, 558,623 shares of our common stock were repurchased pursuant to the repurchase program and 171,259 shares, reflected in the table above, were purchased in connection with funding employee income tax withholding obligations arising from the vesting of nonvested shares.

Total Return Performance

Comparison of Cumulative Total Return (1)

        The above graph compares the cumulative total stockholder return on the Company's common stock from December 31, 2009 through December 31, 2014, with the cumulative total return of the Standard & Poor's 500 Stock Index and the SNL Asset Manager Index. The SNL Asset Manager Index is a composite of 41 publicly traded asset management companies (including, among others, the companies in the peer group reviewed by the Compensation Committee for executive compensation purposes) prepared by SNL Financial, Charlottesville, Virginia. The graph assumes the investment of $100 in the Company's common stock and in each of the two indices on December 31, 2009 with all dividends being reinvested. The closing price of the Company's common stock on December 31, 2009 (the last trading day of the year) was $30.54 per share. The stock price performance on the graph is not necessarily indicative of future price performance.

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14

Waddell & Reed Financial, Inc.	100.00	118.58	85.56	127.03	243.76	190.73
SNL Asset Manager	100.00	115.11	99.56	127.74	196.30	207.09
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14

  (1)
  Cumulative total return assumes an initial investment of $100 on December 31, 2009, with the reinvestment of all dividends through December 31, 2014.

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

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data, percentages, sales and personnel data)
Revenues from:
Investment management fees	$768,102	650,442	549,231	530,599	457,538
Underwriting and distribution fees	678,678	582,819	496,465	469,484	410,380
Shareholder service fees	150,979	137,093	128,109	122,449	110,348

Total revenues	1,597,759	1,370,354	1,173,805	1,122,532	978,266
Income from continuing operations	$313,331	252,998	192,528	172,205	153,428
Operating margin	30%	28%	26%	25%	25%
Net income per share from continuing operations, basic and diluted	$3.71	2.96	2.25	2.01	1.79
Dividends declared per common share	$1.45	1.18	2.03	0.85	0.77
Wholesale channel data:
Sales (in millions)	$18,534	21,411	15,930	16,873	14,743
Number of external wholesalers	59	50	50	51	46
Advisor channel data:
Sales (in millions)	$5,545	5,232	4,505	4,153	3,953
Advisors' productivity (1)	$254	215	180	165	125
Average number of financial advisors	1,750	1,749	1,762	1,757	2,019
Institutional channel sales (in millions)	$3,392	3,108	2,720	3,526	3,703
Shares outstanding at December 31	83,654	85,236	85,679	85,564	85,751

	As of December 31,
	2014	2013	2012	2011	2010
	(in millions, except for percentages)
Assets under management	$123,650	126,543	96,365	83,157	83,673
Diversification (company total)
As % of Sales
Asset Strategy	25%	29%	26%	37%	46%
Fixed Income	26%	29%	34%	18%	13%
Other	49%	42%	40%	45%	41%
As % of Assets Under Management
Asset Strategy	29%	34%	34%	35%	37%
Fixed Income	18%	18%	21%	17%	13%
Other	53%	48%	45%	48%	50%
Balance sheet data:
Goodwill and identifiable intangible assets	$158.1	162.0	162.0	162.0	162.0
Total assets	1,511.9	1,337.0	1,152.8	1,082.4	976.9
Long-term debt	190.0	190.0	190.0	190.0	190.0
Total liabilities	725.8	649.7	642.6	558.8	519.8
Stockholders' equity	786.1	687.3	510.2	523.6	457.1

(1)
Advisor productivity is calculated by dividing underwriting and distribution revenues for the Advisors channel by the average number of advisors during the year.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the current views and assumptions of management with respect to future events regarding our business and the industry in general. These forward-looking statements include all statements, other than statements of historical fact, regarding our financial position, business strategy and other plans and objectives for future operations, including statements with respect to revenues and earnings, the amount and composition of assets under management, distribution sources, expense levels, redemption rates and the financial markets and other conditions. These statements are generally identified by the use of words such as "may," "could," "should," "would," "believe," "anticipate," "forecast," "estimate," "expect," "intend," "plan," "project," "outlook," "will," "potential" and similar statements of a future or forward-looking nature. Readers are cautioned that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance. Certain important factors that could cause actual results to differ materially from our expectations are disclosed in the Item 1 "Business" and Item 1A "Risk Factors" sections of this Annual Report on Form 10-K, which include, without limitation, the adverse effect from a decline in securities markets or in the relative investment performance of our products, our inability to pay future dividends, the loss of existing distribution channels or the inability to access new ones, a reduction of the assets we manage on short notice, and adverse results of litigation and/or arbitration. The forgoing factors should not be construed as exhaustive and should be read together with other cautionary statements included in this and other reports and filings we make with the SEC. All forward-looking statements speak only as of the date on which they are made and we undertake no duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Revenue Sources

        We derive our revenues from providing investment management and advisory services, investment product underwriting and distribution, and shareholder services administration to mutual funds, UCITS sub-funds, and institutional and separately managed accounts. Investment management and/or advisory fees are based on the amount of average assets under management and are affected by sales levels, financial market conditions, redemptions and the composition of assets. Our underwriting and distribution revenues consist of Rule 12b-1 asset-based service and distribution fees, fees earned on fee-based asset allocation products and related advisory services, distribution fees on certain variable products, and commissions derived from sales of investment and insurance products. The products sold have various commission structures and the revenues received from those sales vary based on the type and dollar amount sold. Shareholder service fee revenue includes transfer agency fees, custodian fees from retirement plan accounts, portfolio accounting and administration fees, and is earned based on assets under management or number of client accounts.

Expense Drivers

        Our major expenses are for commissions, employee compensation, field support, dealer services and information technology.

Our Distribution Channels

        One of our distinctive qualities is that we distribute our investment products through a balanced distribution network. Our retail products are distributed through our Wholesale channel, which includes third parties such as other broker/dealers, registered investment advisors and various retirement platforms or through our Advisors channel sales force of independent financial advisors. We also market our investment advisory services to institutional investors, either directly or through consultants, in our Institutional channel.

        Our Wholesale channel is our fastest growing distribution channel. Channel efforts are led by the solid long-term performance record of the Ivy Funds family. We distribute retail mutual funds through broker/dealers, registered investment advisors and various retirement platforms through a team of external, internal and hybrid wholesalers as well as a team dedicated to national accounts.

        The Ivy Funds maintain strong positions on many of the leading third party distribution platforms, and we continue efforts to diversify our sales by offering other solid performing funds besides our flagship Ivy Asset Strategy fund to our partners. During 2014, we had nine funds exceed gross sales of $250 million. Sales of products other than our Ivy Asset Strategy fund accounted for 66% of total sales during 2014 compared to 64% during 2013 and 68% for 2012. We expect the Wholesale channel to be critical in driving our organic growth rate in the coming years.

        Our Advisors channel sales force consists of 1,766 independent financial advisors spread throughout the United States, who carry out our mission of providing financial advice for retirement, education funding, estate planning and other financial needs for our clients. A distinguishing aspect of this channel is its low redemption rate, which can be attributed to the personal and customized nature in which our advisors provide service to our clients by focusing on meeting their long-term financial objectives, and this in turn leads to a more stable asset base for the channel.

        We have focused our recruiting efforts on bringing in experienced advisors, which has allowed us to achieve productivity growth, as Advisors channel underwriting and distribution fee revenues per advisor increased 18%, to $254 thousand, and sales in the channel increased 23%, to $5.5 billion, during the past two years.

        Through our Institutional channel we manage assets in a variety of investment styles for a variety of types of institutions as well as the Selector Management Funds. The largest percentage of our clients hire us to act as subadvisor for their branded products; they are typically domestic or foreign distributors of investment products who lack scale or the track record to manage internally, or choose to market multi-manager styles. Our subadvisory relationships account for more than 70% of the channel's $17.8 billion in assets at the end of 2014. Our diverse client list also includes pension funds, Taft-Hartley plans and endowments. This channel has experienced positive gross sales and net flow trends over the past two years due to our growing subadvisory relationships.

Sale of Legend

        During 2012, the Company signed a definitive agreement to sell all the common interests of Legend and the sale closed effective January 1, 2013. Based on the value of the consideration the Company expected to receive upon closing, which was less than the carrying value of net assets to be sold, the Company recorded a non-cash impairment charge of $42.4 million, which is reflected in income (loss) from discontinued operations on the statement of income in 2012. The consideration received was subject to working capital and regulatory capital adjustments through the closing date. The Company retained $7.7 million of Legend's excess working capital as part of the agreement. An earnout receivable of $4.1 million was accrued as of December 31, 2014 and we received payment in February 2015.

        The operational results of Legend have been presented as discontinued operations in the consolidated financial statements for all periods presented. Unless otherwise stated, references in Management's Discussion and Analysis of Financial Condition and Results of Operations refers to continuing operations.

Operating Results

        The Company ended the year with $1.6 billion in revenues. The revenue increase of 17% relative to 2013 was reflective of an increase in our average managed assets of 19%. Average assets under management were $130.1 billion in 2014 compared to $109.2 billion in 2013. Income from continuing operations increased 24% compared to 2013 while our operating margin improved from 28.1% to 30.3%.

        Our balance sheet remains strong, as we ended the year with cash and investments of $809.9 million. At December 31, 2014, we had no borrowings outstanding under our five year revolving credit facility, which provides for initial borrowings of up to $125.0 million and can be expanded to $200.0 million.

Assets Under Management

        Assets under management of $123.7 billion on December 31, 2014 decreased $2.8 billion, or 2%, compared to $126.5 billion on December 31, 2013. Outflows of $5.1 billion in the Wholesale channel were partially offset by aggregate net flows of $1.6 billion in the Advisors and Institutional channels.

Change in Assets Under Management (1)

	Wholesale Channel	Advisors Channel	Institutional Channel	Total
	(in millions)
December 31, 2014
Beginning Assets	$67,055	43,667	15,821	126,543
Sales (2)	18,534	5,545	3,392	27,471
Redemptions	(23,524)	(4,575)	(2,920)	(31,019)
Net Exchanges	(101)	(384)	485	—

Net Flows	(5,091)	586	957	(3,548)
Market Appreciation (Depreciation)	(1,629)	1,264	1,020	655

Ending Assets	$60,335	45,517	17,798	123,650

December 31, 2013
Beginning Assets	$48,930	35,660	11,775	96,365
Sales (2)	21,411	5,232	3,108	29,751
Redemptions	(14,313)	(4,304)	(2,622)	(21,239)
Net Exchanges	303	(306)	—	(3)

Net Flows	7,401	622	486	8,509
Market Appreciation	10,724	7,385	3,560	21,669

Ending Assets	$67,055	43,667	15,821	126,543

December 31, 2012
Beginning Assets	$40,954	31,709	10,494	83,157
Sales (2)	15,930	4,505	2,720	23,155
Redemptions	(13,896)	(4,156)	(2,760)	(20,812)
Net Exchanges	155	(158)	—	(3)

Net Flows	2,189	191	(40)	2,340
Market Appreciation	5,787	3,760	1,321	10,868

Ending Assets	$48,930	35,660	11,775	96,365

(1)
Includes all activity of the Funds, the Selector Management Funds and institutional and separate accounts, including money market funds and transactions at net asset value, accounts for which we receive no commissions.

(2)
Primarily gross sales (net of sales commission), but also includes net reinvested dividends and capital gains and investment income.

        Average assets under management, which are generally more indicative of trends in revenue for providing investment management services than the year over year change in ending assets under management, increased by 19% compared to 2013.

Average Assets Under Management

	2014		2013		2012
	Average	Percentage of Total	Average	Percentage of Total	Average	Percentage of Total
	(in millions, except percentage data)
Distribution Channel:
Wholesale Channel
Equity	$54,563	80%	45,047	80%	37,924	83%
Fixed income	13,203	20%	11,359	20%	7,684	17%
Money market	168	—	184	—	191	—

Total	$67,934	100%	56,590	100%	45,799	100%

Advisors Channel
Equity	$32,999	74%	28,449	72%	24,227	70%
Fixed income	9,935	22%	9,477	24%	8,933	26%
Money market	1,966	4%	1,565	4%	1,318	4%

Total	$44,900	100%	39,491	100%	34,478	100%

Institutional Channel
Equity	$16,483	95%	12,433	95%	10,630	93%
Fixed income	824	5%	668	5%	784	7%
Money market	—	—	—	—	—	—

Total	$17,307	100%	13,101	100%	11,414	100%

Total by Asset Class:
Equity	$104,045	80%	85,929	79%	72,781	79%
Fixed income	23,962	18%	21,504	20%	17,401	19%
Money market	2,134	2%	1,749	1%	1,509	2%

Total	$130,141	100%	109,182	100%	91,691	100%

        The following table summarizes our five largest mutual funds as of December 31, 2014 by ending assets under management and investment management fees for the last three years. The assets under management and management fees of these mutual funds are presented as a percentage of our total assets under management and total management fees.

Five Largest Mutual Funds by Ending Assets Under Management and Investment Management Fees

	2014		2013		2012
	Ending	Percentage of Total	Ending	Percentage of Total	Ending	Percentage of Total
	(in millions, except percentage data)
By Assets Under Management:
Ivy Asset Strategy	$27,431	22%	34,647	27%	25,981	27%
Ivy High Income	8,341	7%	10,365	8%	7,228	8%
Ivy Science & Technology	5,926	5%	4,648	4%	1,566	2%
Ivy Mid Cap Growth	4,966	4%	4,533	4%	2,777	3%
Advisors Core Investment	4,507	3%	4,169	3%	3,067	3%

Total	$51,171	41%	58,362	46%	40,619	43%

	(in thousands, except percentage data)
By Management Fees:
Ivy Asset Strategy	$189,106	25%	164,372	25%	142,701	26%
Ivy High Income	54,252	7%	44,095	7%	28,182	5%
Ivy Science & Technology	43,950	5%	22,949	4%	11,886	2%
Ivy Mid Cap Growth	38,416	5%	30,082	5%	18,607	3%
Advisors Science & Technology	30,296	4%	24,500	4%	19,007	3%

Total	$356,020	46%	285,998	45%	220,383	39%

Results of Operations

Income from Continuing Operations

	For the Year Ended December 31,			Variance
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(in thousands, except percentage data)
Income from continuing operations	$313,331	252,998	192,528	24%	31%
Net income per share from continuing operations, basic and diluted	$3.71	2.96	2.25	25%	32%
Operating Margin	30%	28%	26%	2%	2%

Total Revenues

        Total revenues increased 17% in 2014 compared to 2013, attributable to an increase in average assets under management of 19%, partially offset by a decrease in sales of 8%. Total revenues increased 17% in 2013 compared to 2012, attributable to increases in average assets under management of 19% and sales of 28%.

	For the Year Ended December 31,			Variance
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(in thousands, except percentage data)
Investment management fees	$768,102	650,442	549,231	18%	18%
Underwriting and distribution fees	678,678	582,819	496,465	16%	17%
Shareholder service fees	150,979	137,093	128,109	10%	7%

Total revenues	$1,597,759	1,370,354	1,173,805	17%	17%

Investment Management Fee Revenues

        Investment management fee revenues are earned by providing investment advisory services to the Funds, the Selector Management Funds and to institutional and separate accounts. Investment management fee revenues increased $117.7 million, or 18%, in 2014 and increased $101.2 million, or 18%, in 2013.

        Investment management fee revenues are based on the level of average assets under management and are affected by sales, financial market conditions, redemptions and the composition of assets. The following graph illustrates the direct relationship between average assets under management and investment management fee revenues for the years ending December 31, 2012, 2013 and 2014.

        Revenues from investment management services provided to our retail mutual funds, which are distributed through the Wholesale, Advisors and Institutional channels, were $709.2 million in 2014 and increased $107.1 million, or 18%, compared to 2013, while the related retail average assets increased 17%. Investment management fee revenues increased at a greater rate than the related retail average assets due to a slight increase in the average management fee rate, from 62.7 basis points in 2013 to 62.9 basis points in 2014. Management fee waivers, which are recorded as an offset of management fees, partially offset the rate of the investment management fee increase. In 2014, we recorded $11.8 million in management fee waivers, of which $7.8 million was related to money market accounts. Revenues from investment management services provided to our retail mutual funds were $602.1 million in 2013 and increased $96.0 million, or 19%, compared to 2012, while the related retail average assets increased 20%. Investment management fee revenues increased at a lesser rate than the related retail average assets due to the effect of recording management fee waivers as an offset to investment management fees. Of the total management fee waivers recorded in 2013 of $10.1 million, $6.5 million related to money market accounts. Retail sales were $24.1 billion, $26.6 billion and $20.4 billion in 2014, 2013 and 2012, respectively.

        Institutional and separate account revenues were $58.9 million, $48.3 million and $43.2 million in 2014, 2013 and 2012, respectively. The increase in revenues in 2014 compared to 2013 was primarily attributable to a 32% increase in average assets under management, while the increase in revenues in 2013 compared to 2012 was a result of a 15% increase in average assets under management. For the comparative period 2014 to 2013, account revenues increased significantly less than the related average assets under management due to a decline in the average management fee rate driven by a mix-shift of assets into investment styles and account types with lower management fee rates.

        In the Wholesale channel, the long-term redemption rate (which excludes money market fund redemptions) was 34.8% in 2014, compared to 25.2% in 2013 and 30.2% in 2012. The increased rate in 2014 was primarily driven by redemptions in the Ivy Asset Strategy Fund and Ivy High Income Fund. Prolonged redemptions in the Wholesale channel could negatively affect revenues in future periods. The long-term redemption rate (which excludes money market fund redemptions) in the Advisors channel was 8.3% in 2014 compared to 8.9% and 9.9% in 2013 and 2012, respectively. We expect the Advisors channel long-term redemption rate to remain lower than that of the industry average due to the personal and customized nature in which our financial advisors provide service to our clients by focusing on meeting their long-term financial objectives. The long-term redemption rate for our Institutional channel has decreased to 16.9% in 2014 compared to 20.0% in 2013 and 24.2% in 2012.

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

        When a client purchases Class A or Class E shares (front-end load), the client pays an initial sales charge of up to 5.75% of the amount invested. The sales charge for Class A or Class E shares typically declines as the investment amount increases. In addition, investors may combine their purchases of all fund shares to qualify for a reduced sales charge. Class A shares purchased at net asset value are assessed a 1% contingent deferred sales charge ("CDSC") if the shares are redeemed within 12 months of purchase. When a client invests in an asset allocation product, Class A shares are purchased at net asset value and we do not charge an initial sales charge. Although historically investors in our asset allocation products were assessed a CDSC upon early redemption of shares, up to 3% of the amount originally invested and declining to zero for investments held more than three years, effective for purchases made beginning June 16, 2014, we no longer assess a CDSC to investors upon early redemption. For client purchases of Class B shares (back-end load) prior to January 1, 2014, we do not charge an initial sales charge, but we do charge a CDSC upon early redemption of shares, up to 5% of the lesser of the current market net asset value or the purchase cost of the redeemed shares in the first year and declining to zero for shares held for more than six years. Class B shares convert to Class A shares after seven years. Effective January 1, 2014, the Company suspended sales of Class B shares. When a client purchases Class C shares (level-load), we do not charge an initial sales charge, but we do charge investors who redeem their Class C shares in the first year a CDSC of 1% of the current market net asset value or the purchase cost of the shares redeemed, whichever is less.

        Under a Rule 12b-1 service plan, the Funds may charge a maximum fee of 0.25% of the average daily net assets under management for Class B, C, E and Ivy Funds Y shares for expenses paid to broker/dealers and other sales professionals in connection with providing ongoing services to the Funds' shareholders and/or maintaining the Funds' shareholder accounts, with the exception of the Funds' Class R shares, for which the maximum fee is 0.50% and for the Class I, R6 and Advisors Funds Y shares, which do not charge a service fee. The Funds' Class B and Class C shares may charge a maximum of 0.75% of the average daily net assets under management under a Rule 12b-1 distribution plan to broker/dealers and other sales professionals for their services in connection with distributing shares of that class. The Funds' Class A shares may charge a maximum fee of 0.25% of the average daily net assets under management under a Rule 12b-1 service and distribution plan for expenses detailed previously. The Rule 12b-1 plans are subject to annual approval by the Funds' board of trustees, including a majority of the disinterested members, by votes cast in person at a meeting called for the purpose of voting on such approval. All Funds may terminate the service plan at any time with approval of fund trustees or portfolio shareholders (a majority of either) without penalty.

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

        In addition to distributing variable products, we distribute a number of other insurance products through our insurance agency subsidiary, including individual term life, group term life, whole life, accident and health, long-term care, Medicare supplement and disability insurance. We receive commissions and compensation from various underwriters for distributing these products. We are not an underwriter for any insurance policies.

Underwriting and Distribution Fee Revenues and Expenses

        The following tables illustrate our underwriting and distribution fee revenues and expenses segregated by distribution channel for the years ended December 31, 2014, 2013 and 2012:

	Total
				2014 vs. 2013	2013 vs. 2012
	2014	2013	2012
	(in thousands, except percentage data)
Revenues	$678,678	582,819	496,465	16%	17%
Expenses—Direct	(615,954)	(524,071)	(444,854)	18%	18%
Expenses—Indirect	(167,373)	(152,642)	(145,127)	10%	5%

Net Distribution (Costs)/Excess	$(104,649)	(93,894)	(93,516)	–11%	0%

	Wholesale Channel
				2014 vs. 2013	2013 vs. 2012
	2014	2013	2012
Revenues	$234,939	207,419	178,700	13%	16%
Expenses—Direct	(302,459)	(268,047)	(224,744)	13%	19%
Expenses—Indirect	(51,675)	(43,923)	(39,929)	18%	10%

Net Distribution (Costs)/Excess	$(119,195)	(104,551)	(85,973)	–14%	–22%

	Advisors Channel
				2014 vs. 2013	2013 vs. 2012
	2014	2013	2012
Revenues	$443,739	375,400	317,765	18%	18%
Expenses—Direct	(313,495)	(256,024)	(220,110)	22%	16%
Expenses—Indirect	(115,698)	(108,719)	(105,198)	6%	3%

Net Distribution (Costs)/Excess	$14,546	10,657	(7,543)	36%	241%

        The following tables summarize the significant components of underwriting and distribution fee revenues segregated by distribution channel for the years ended December 31, 2014, 2013 and 2012:

	Total
	2014	2013	2012
	(in thousands)
Underwriting and distribution fee revenues:
Rule 12b-1 service and distribution fees	$346,304	304,659	264,192
Fee-based asset allocation product revenues	202,178	155,501	116,407
Sales commissions on front-end load mutual fund and variable annuity sales	78,484	75,008	70,996
Sales commissions on other products	24,024	22,069	23,198
Other revenues	27,688	25,582	21,672

Total	$678,678	582,819	496,465

	Wholesale Channel
	2014	2013	2012
	(in thousands)
Underwriting and distribution fee revenues:
Rule 12b-1 service and distribution fees	$224,669	198,283	170,799
Sales commissions on front-end load mutual fund sales	5,843	5,506	3,989
Other revenues	4,427	3,630	3,912

Total	$234,939	207,419	178,700

	Advisors Channel
	2014	2013	2012
	(in thousands)
Underwriting and distribution fee revenues:
Rule 12b-1 service and distribution fees	$121,635	106,376	93,393
Fee-based asset allocation product revenues	202,178	155,501	116,407
Sales commissions on front-end load mutual fund and variable annuity sales	72,641	69,502	67,007
Sales commissions on other products	24,024	22,069	23,198
Other revenues	23,261	21,952	17,760

Total	$443,739	375,400	317,765

        A significant portion of underwriting and distribution revenues are received from Rule 12b-1 asset-based service and distribution fees earned on load, load-waived and deferred-load products sold by our financial advisors and third party intermediaries. Underwriting and distribution revenues also include asset-based fees earned on our asset allocation products and commissions, sales commissions charged on front-end load products sold by our financial advisors, including mutual fund Class A shares (those sponsored by the Company and those underwritten by other non-proprietary mutual fund companies), variable annuities, sales of other insurance products, and financial planning fees. A significant amount of Wholesale channel mutual fund sales are load-waived.

        We divide the costs of underwriting and distribution into two components—direct costs and indirect costs. Direct selling costs fluctuate with sales volume, such as advisor commissions and management commissions paid to field management, advisor incentive compensation, commissions paid to third parties and to our own wholesalers, and related management commissions in our Wholesale channel. Direct selling costs also fluctuate with assets under management, such as Rule 12b-1 service and distribution fees paid to third parties. Indirect selling costs are fixed costs that do not necessarily fluctuate with sales levels. Indirect costs include expenses incurred by our home office and field offices such as wholesaler salaries, marketing costs, promotion and distribution of our products through the Wholesale and Advisors channels; support and management of our financial advisors such as field office overhead, sales programs and technology infrastructure; and costs of managing and supporting our wholesale efforts through technology infrastructure and personnel. While the Institutional channel does have marketing expenses, those expenses are accounted for in compensation and related costs and general and administrative expense instead of underwriting and distribution because of the channel's integration with our investment management division, its relatively small size and the fact that there are no Rule 12b-1 fees, loads, CDSCs, or any other charges to separate account clients except investment management fees.

        We recover certain of our underwriting and distribution costs through Rule 12b-1 service and distribution fees, which are paid by the Funds. All Rule 12b-1 service and distribution fee revenue received from the Funds is recorded on a gross basis.

        Underwriting and distribution revenues earned in 2014 increased by $95.9 million, or 16%, compared to 2013. Rule 12b-1 asset based service and distribution fees increased $41.6 million, or 14%, year over year, driven by a 15% increase in average mutual fund assets under management for which we earn Rule 12b-1 revenues. Approximately 75% of Rule 12b-1 revenues earned are a pass-through to direct underwriting and distribution expenses. Revenues from fee-based asset allocation products continued to be a meaningful contributor to revenues, increasing to 46% of Advisors channel underwriting and distribution revenues in 2014 compared to 41% in 2013. Fee-based asset allocation assets grew from $14.4 billion at December 31, 2013 to $17.3 billion at December 31, 2014, generating an increase of fee-based asset allocation revenue of $46.7 million, or 30%, as advisors increasingly utilize fee-based programs for their clients.

        Underwriting and distribution revenues earned in 2013 increased by $86.4 million, or 17%, compared to 2012. Increased Rule 12b-1 asset-based service and distribution fees of $40.5 million, or 15%, resulted from the 17% increase in average mutual fund assets under management for which we earn Rule 12b-1 revenues. Revenues from fee-based asset allocation products increased to 41% of Advisors channel underwriting and distribution revenues in 2013 compared to 37% in 2012. Fee-based asset allocation assets grew from $10.1 billion at December 31, 2012 to $14.4 billion at December 31, 2013, generating an increase of fee-based asset allocation revenue of $39.1 million, or 34%.

        Underwriting and distribution expenses in 2014 increased by $106.6 million, or 16%, compared to 2013. Direct expenses in the Wholesale channel increased $34.4 million compared to 2013 as a result of an increase in average wholesale assets under management, partially offset by lower sales volume year over year. We incurred higher Rule 12b-1 asset-based service and distribution expenses paid to third party distributors, partially offset by lower dealer compensation. Direct expenses in the Advisors channel grew faster than revenue due to increased advisor payouts, as a result of a change in the Advisor compensation plan. Indirect expenses across both channels increased $14.7 million, or 10%, compared to 2013, primarily due to increased computer services and software expenses, employee compensation and benefits and marketing expenses.

        Underwriting and distribution expenses in 2013 increased by $86.7 million, or 15%, compared to 2012. Direct expenses in the Wholesale channel increased $43.3 million compared to 2012 as a result of an increase in average wholesale assets under management and higher sales volume year over year. We incurred higher dealer compensation, increased Rule 12b-1 asset-based service and distribution expenses paid to third party distributors and higher wholesaler commissions. Direct expenses in the Advisors channel increased $35.9 million, or 16%, due to increased commissions related to the sale of fee-based asset allocation products and increased Rule 12b-1 asset-based service and distribution expenses. Across both channels, indirect expenses increased $7.5 million, or 5%, compared to 2012, primarily due to increased computer services and software expenses, marketing expenses, group health costs and sales convention expenses, partially offset by lower costs in 2013 associated with our electronic books and records conversion project.

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

        During 2014, shareholder service fees revenue increased $13.9 million, or 10%, over 2013. Of the total increase, asset-based fees accounted for $11.5 million and account-based fees increased $2.7 million, partially offset by a decrease in retirement plan fees. A majority of the increase in asset-based fees was driven by fees for the I, Y and R share classes which increased $10.8 million, or 30%, when compared to 2013. Assets in the I, Y and R share classes grew from an average of $23.8 billion at December 31, 2013 to an average of $31.0 billion at December 31, 2014, representing an increase of 30%. The account-based fees increase of $2.7 million was due to a 2% increase in the number of accounts compared to the same period.

        During 2013, shareholder service fees revenue increased $9.0 million, or 7%, over 2012. The increase is due to higher asset-based fees of $9.6 million year over year. Of the increase in asset-based fees, fees for the I, Y and R share classes increased $8.7 million, or 32%, when compared to 2012. Assets in the I, Y and R shares classes grew from an average of $18.1 billion in 2012 to an average of $23.8 billion in 2013, representing an increase of 31%. The increase in asset-based fees was partially offset by lower account-based fees, due to a decrease in technology reimbursements from the Funds. The decrease in technology reimbursement was a result of favorable pricing received on the renewal of a vendor contract effective at the beginning of 2013, and also resulted in lower general and administrative expenses for the year.

Total Operating Expenses

        Operating expenses increased $127.6 million, or 13%, in 2014 compared to 2013 primarily due to increased underwriting and distribution expenses, increased general and administrative costs and an intangible asset impairment charge, partially offset by decreased subadvisory fees. Underwriting and distribution expenses are discussed above.

        Operating expenses increased $114.5 million, or 13%, in 2013 compared to 2012 primarily due to increased underwriting and distribution expenses and compensation and related costs, partially offset by decreased subadvisory fees.

	For the Year Ended December 31,			Variance
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(in thousands, except percentage data)
Underwriting and distribution	$783,327	676,713	589,981	16%	15%
Compensation and related costs	194,410	197,597	171,775	–2%	15%
General and administrative	104,637	86,419	75,332	21%	15%
Subadvisory fees	8,436	12,220	21,009	–31%	–42%
Depreciation	14,634	12,834	13,211	14%	–3%
Intangible asset impairment	7,900	—	—	NM	NM

Total operating expenses	$1,113,344	985,783	871,308	13%	13%

Compensation and Related Costs

	For the Year Ended December 31,			Variance
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(in thousands, except percentage data)
Compensation and related costs	$194,410	197,597	171,775	–2%	15%
As a percent of revenue	12%	14%	15%	–2%	–1%

        Compensation and related costs in 2014 decreased $3.2 million, or 2%, compared to 2013. A decrease in incentive compensation of $6.1 million and a decrease in pension expense of $3.6 million were the primary drivers. Expense also decreased $2.3 million related to our deferred compensation program for portfolio managers due to market depreciation. Partially offsetting these decreases were an increase in base salaries, payroll taxes and savings plan costs of $5.7 million due to an increase in headcount and annual merit increases during 2014, and an increase in share-based compensation of $1.0 million due to higher amortization expense associated with our nonvested restricted stock. In addition, higher compensation costs related to Institutional channel marketing contributed $0.8 million compared to 2013 and group insurance expense increased $0.5 million due to unfavorable claims experience.

        Compensation and related costs in 2013 increased $25.8 million, or 15%, compared to 2012. An incentive compensation expense increase of $12.9 million was the primary driver. Base salaries and payroll taxes contributed $6.7 million to the increase due to an increase in average headcount of 3% and annual merit increases during 2013. Share-based compensation increased $4.4 million compared to 2012 primarily due to higher amortization expense associated with our nonvested restricted stock. Group insurance costs increased $1.1 million year over year based on unfavorable claims experience.

General and Administrative Expenses

	For the Year Ended December 31,			Variance
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(in thousands, except percentage data)
General and administrative expenses	$104,637	86,419	75,332	21%	15%
As a percent of revenue	7%	6%	6%	1%	0%

        General and administrative expenses are operating costs other than those related to compensation and to distribution efforts, including, but not limited to, computer services and software costs, telecommunications, facilities costs of our home offices, costs of professional services including legal and accounting, and insurance.

        General and administrative expenses increased $18.2 million for the year ended December 31, 2014 compared to 2013. Included in 2013 were one-time structuring, offering and organizational costs for the launch of the Ivy High Income Opportunities Fund in the amount of $6.7 million. Excluding these charges in 2013, general and administrative expenses increased $24.9 million, due primarily to higher consulting costs of $8.7 million, of which $5.7 million is related to technology consulting, increased dealer service costs based on higher asset levels in certain share classes of $5.4 million, higher computer services and software costs of $4.0 million and increased legal, temporary office staff and fund expense costs. We anticipate that computer services and software expenses may increase in 2015 based on our current technology initiatives.

        General and administrative expenses increased $11.1 million for the year ended December 31, 2013 compared to 2012. During 2012, we recorded a charge of $5.0 million to reflect the impairment of certain capitalized software development costs. Also included in 2012 was an adjustment to lower general and administrative expenses by $3.5 million to reflect lower estimated costs of distributing an SEC market timing settlement dating back to 2006, and a reduction in the estimated legal costs related to an ongoing class action suit. Excluding these charges in 2012 and the fund launch costs in 2013, general and administrative expenses increased $5.9 million, due primarily to increased dealer service costs based on higher asset levels in certain share classes of $5.0 million, higher national branding campaign expenses and temporary office staff costs. Partially offsetting these increases were lower computer services and software expenses and legal costs.

Subadvisory Fees

        Subadvisory fees represent fees paid to other asset managers for providing advisory services for certain mutual fund portfolios. These expenses reduce our operating margin since we pay out approximately half of our management fee revenues received from subadvised products. Gross management fee revenues for products subadvised by others were $15.9 million for the year ended December 31, 2014 compared to $24.0 million and $41.7 million for 2013 and 2012, respectively, due to a 24% decrease in average assets from 2013 to 2014 and a 40% decrease in average assets from 2012 to 2013. The decrease in average net assets for both periods is a result of internalizing the management of the Global Natural Resources funds after the portfolio manager's retirement from Mackenzie Financial Corporation ("MFC"), the subadvisor, during the third quarter of 2013. Subadvisory expenses followed the same pattern for the past three years.

Intangible Asset Impairment

        During the third quarter of 2014, we recorded an intangible asset impairment charge of $7.9 million related to our subadvisory agreement to manage certain mutual fund products for MFC recorded in connection with our purchase of Mackenzie Investment Management, Inc. in 2002. The impairment charge was a result of a decline in assets under management attributable to a realignment of MFC's fund offerings and additional asset reductions. It is possible that the assets we manage for MFC may decrease in the future, which would require us to assess the need for an additional write-down of the intangible asset associated with our subadvisory agreement with MFC.

        At December 31, 2014, the remaining balance of our subadvisory intangible asset was $8.4 million. The deferred tax liability established as a part of purchase accounting related to this intangible asset was $3.1 million as of December 31, 2014.

Other Income and Expenses

Investment and Other Income

        Investment and other income decreased $3.1 million in 2014 compared to 2013, primarily due to a $9.3 million decrease in realized gains on the sale of available for sale affiliated funds (mutual funds and UCITS sub-funds) and a $1.5 million decrease in mark-to-market gains on affiliated fund holdings in our trading portfolio. A $3.0 million increase in affiliated fund dividend income partially offset the decrease. In 2013, we recorded losses related to our investment in a limited partnership of $4.9 million.

        Investment and other income increased $10.1 million in 2013 compared to 2012, primarily due to an $11.6 million increase in realized gains on the sale of available for sale affiliated funds and a $2.7 million increase in affiliated fund dividend income. A $2.9 million increase in partnership losses and a $0.9 million decrease in mark-to-market gains on affiliated fund holdings in our trading portfolio partially offset the increase.

Interest Expense

        Interest expense was $11.0 million, $11.2 million and $11.3 million in 2014, 2013 and 2012, respectively. Although the majority of our interest expense is fixed based on our $190.0 million senior unsecured notes, we did benefit from lower costs associated with the renewal of our credit facility in 2013.

Income Taxes

        Our effective income tax rate from continuing operations was 36.1%, 35.7% and 36.0% in 2014, 2013 and 2012, respectively. The Company sold Legend in 2013, which generated a capital loss available to offset potential future capital gains. Due to the character of the loss and the limited carryforward period permitted by law, a valuation allowance was recorded on a portion of this capital loss. During 2014, 2013 and 2012, realized capital gains allowed for a release of the valuation allowance of $5.0 million, $7.2 million and $2.3 million, respectively. In each year, this release of the valuation allowance was recorded as a reduction to income tax expense and, as a result, decreased our effective tax rate. The higher effective tax rate in 2014 as compared to 2013 was primarily the result of lower investment gains in 2014. Likewise, the lower effective tax rate in 2013 as compared to 2012 was primarily the result of additional utilization of capital losses in 2013.

        Our 2014, 2013 and 2012 effective tax rates from continuing operations, removing the effects of the valuation allowance, would have been 37.1%, 37.5% and 36.8%, respectively. The effective income tax rate, exclusive of the valuation allowance, decreased in 2014 as compared to 2013 due to higher income before taxes, which diluted the impact of expenses that are not deductible for income tax purposes. Additionally, the Company generated larger state tax incentives related to capital expenditures made by the Company in 2014 as compared to 2013. When the statute of limitations lapses and a tax year is no longer subject to potential future audit, the Company recognizes any tax benefits previously considered uncertain related to that tax year. The 2013 effective income tax rate, exclusive of the valuation allowance, increased as compared to 2012 due to less recognition of tax benefits as a result of the lapse of the statute of limitations. Also in 2012, the Company identified favorable treatment on expenses previously considered nondeductible for income tax purposes, thereby generating tax refunds related to the 2009 and 2010 tax years.

Liquidity and Capital Resources

        The following table summarizes certain key financial data relating to our liquidity and capital resources:

	For the Year Ended December 31,			Variance
				2014 vs. 2013	2013 vs. 2012
	2014	2013	2012
	(in thousands, except percentage data)
Balance Sheet Data: (1)
Cash and cash equivalents	$566,621	487,845	328,027	16%	49%
Cash and cash equivalents—restricted	76,595	121,419	92,980	–37%	31%
Investment securities	243,283	201,348	176,142	21%	14%
Long-term debt	190,000	190,000	190,000	0%	0%
Cash Flow Data:
Cash flows from operating activities	345,042	286,916	233,435	20%	23%
Cash flows from investing activities	(39,108)	25,622	(17,129)	–253%	–250%
Cash flows from financing activities	(227,158)	(155,023)	(213,059)	–47%	27%

(1)
Balance sheet data excludes discontinued operations held for sale for 2012.

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

        We are currently investing in technology initiatives to modernize and optimize our technology environment. Initiatives underway include upgrading our infrastructure, network and security, moving to distributed applications, and building system architecture.

Pay Dividends

        The Board of Directors approved an increase in the quarterly dividend on our common stock from $0.34 per share to $0.43 per share beginning with the dividend we declared in the fourth quarter 2014 and paid on February 2, 2015 to stockholders of record on January 12, 2015. We paid a special cash dividend on our common stock of $1.00 per share in 2012. Dividends on our common stock resulted in financing cash outflows of $115.3 million, $96.0 million and $171.3 million in 2014, 2013 and 2012, respectively.

Repurchase Our Stock

        In 2014, we purchased 2.3 million shares of our common stock, compared to 1.5 million shares in both 2013 and 2012. These share repurchase amounts included 599,340 shares, 665,035 shares and 568,568 shares from employees who elected to tender shares to cover their minimum tax withholdings with respect to vesting of stock awards during the years ended December 31, 2014, 2013 and 2012, respectively.

        In the future, we plan to repurchase shares, at a minimum, to offset dilution from shares issued for employee stock-based compensation programs. During 2015, we estimate that we will repurchase approximately 500 thousand shares from employees who elect to tender shares to cover their minimum tax withholdings arising from the vesting of nonvested shares.

Operating Cash Flows

        Cash from operations is our primary source of funds and increased $58.1 million from 2013 to 2014. The increase is primarily due to increased net income compared to the prior year.

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

        During 2014, we paid our financial advisors and third parties upfront commissions on the sale of Class C shares and certain fee-based asset allocation products. Effective January 1, 2014, we suspended sales of Class B shares, but prior to that date, we paid upfront commissions on Class B shares as well. Funding of such commissions during the years ended December 31, 2014, 2013 and 2012 totaled $41.0 million, $68.5 million and $54.4 million, respectively. In 2014, 57% of the commission funding was related to Class C shares and 43% of the commission funding was related to fee-based asset allocation products. During 2013, commission funding for fee-based asset allocation products and Class C shares was 54% and 36% of the annual commission funding, respectively. In 2012, 51% of the commission funding was related to fee-based asset allocation products and 35% was related to Class C shares. Based on changes to the advisor compensation plan in the second quarter of 2014, we expect payment of upfront fund commission for certain fee-based asset allocation products will decline in future periods.

        A contribution of $20.0 million was made to our pension plan in January 2015, and no further contributions are planned for 2015.

Investing Cash Flows

        Investing activities consist primarily of the purchase and sale of available for sale investment securities, as well as capital expenditures. We expect our 2015 capital expenditures to be in the range of $20.0 to $30.0 million.

Financing Cash Flows

        As noted previously, dividends and stock repurchases accounted for a majority of our financing cash outflows in 2014.

        On August 31, 2010, the Company entered into an agreement to complete a $190.0 million private placement of senior unsecured notes that were issued and sold in two tranches: $95.0 million bearing interest at 5.0% and maturing January 13, 2018, Series A, and $95.0 million bearing interest of 5.75% and maturing January 13, 2021, Series B (collectively, the "Senior Notes"). The agreement contained a delayed funding provision that allowed the Company to draw down the proceeds in January 2011 when the 5.6% senior notes (the "Notes") matured. The Company used the proceeds of the issuance and sale of the Senior Notes to repay the Notes in full. Interest is payable semi-annually in January and July of each year. The most restrictive provisions of the agreement require the Company to maintain a consolidated leverage ratio not to exceed 3.0 to 1.0 for four consecutive quarters and a consolidated interest coverage ratio of not less than 4.0 to 1.0 for four consecutive quarters. The Company was in compliance with these covenants and similar covenants in prior facilities for all periods presented. As of December 31, 2014, the Company's consolidated leverage ratio was 0.3 to 1.0, and consolidated interest coverage ratio was 52.3 to 1.0.

        The Company entered into a five year revolving credit facility (the "Credit Facility") with various lenders, effective June 28, 2013, which provides for initial borrowings of up to $125.0 million and replaced the Company's previous revolving credit facility. Lenders may, at their option upon the Company's request, expand the facility to $200.0 million. There were no borrowings under the Credit Facility at December 31, 2014 or at any point during the year. The Credit Facility's covenants match those outlined above for the Senior Notes.

Short Term Liquidity and Capital Requirements

        Management believes its available cash, marketable securities and expected cash flow from operations will be sufficient to fund its short-term operating and capital requirements during 2015. Expected short-term uses of cash include dividend payments, interest payments on outstanding debt, income tax payments, seed money for new products, share repurchases, payment of deferred commissions to our financial advisors and third parties, pension funding, capital expenditures and home office leasehold and building improvements, and could include strategic acquisitions.

Long Term Liquidity and Capital Requirements

        Expected long-term capital requirements include indebtedness, operating leases and purchase obligations, and potential recognition of tax liabilities, summarized in the following table as of December 31, 2014. Purchase obligations include amounts that will be due for the purchase of goods and services to be used in our operations under long-term commitments or contracts. The majority of our purchase obligations are reimbursable to us by the Funds.

	Total	2015	2016- 2017	2018- 2019	Thereafter/ Indeterminate
	(in thousands)
Long-term debt obligations, including interest	$242,131	10,213	20,425	108,300	103,193
Non-cancelable operating lease commitments	85,133	21,927	33,098	15,755	14,353
Purchase obligations	228,248	46,643	70,668	67,697	43,240
Unrecognized tax benefits	11,619	798	—	—	10,821

	$567,131	79,581	124,191	191,752	171,607

        Other possible long-term discretionary uses of cash could include capital expenditures for enhancement of technology infrastructure and home office expansion, strategic acquisitions, payment of dividends, income tax payments, seed money for new products, pension funding, repurchases of our common stock, and payment of upfront fund commissions for Class C shares and certain fee-based asset allocation products. We expect payment of upfront fund commissions for certain fee-based asset allocation products will decline in future years due to a change in our advisor compensation plan whereby a smaller population of advisors are eligible for upfront fund commissions on the sale of these products.

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

Accounting for Goodwill and Intangible Assets

        As of December 31, 2014, our total goodwill and intangible assets were $158.1 million, or 10%, of our total assets. Two significant considerations arise with respect to these assets that require management estimates and judgment: (i) the valuation in connection with the initial purchase price allocation, and (ii) the ongoing evaluation of impairment.

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

        We complete an ongoing review of the recoverability of goodwill and intangible assets using a fair-value or income based approach on an annual basis or more frequently whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Intangible assets with indefinite lives, primarily acquired mutual fund advisory contracts, are also tested for impairment annually by comparing their fair value to the carrying amount of the asset. We consider mutual fund advisory contracts indefinite lived intangible assets as they are expected to be renewed without significant cost or modification of terms. Factors that are considered important in determining whether an impairment of goodwill or intangible assets might exist include significant continued underperformance compared to peers, the likelihood of termination or non-renewal of a mutual fund advisory or subadvisory contract or substantial changes in revenues earned from such contracts, significant changes in our business and products, material and ongoing negative industry or economic trends, or other factors specific to each asset or subsidiary being evaluated. Because of the significance of goodwill and other intangibles to our consolidated balance sheets, the annual impairment analysis is critical. Any changes in key assumptions about our business and our prospects, or changes in market conditions or other externalities, could result in an impairment charge.

        During the third quarter of 2012, $59.2 million of goodwill related to Legend was allocated to assets of discontinued operations held for sale. Additionally, $42.4 million of goodwill was written down and is included in the loss from discontinued operations in the statement of income in 2012.

        In 2014, the Company's annual impairment test completed during the second quarter indicated that goodwill and identifiable intangible assets were not impaired. Related to goodwill, the fair value of the investment management and related services reporting unit exceeded its carrying value by more than 100%. The fair value of indefinite life intangible assets excluding the MFC intangible also exceeded its carrying value by more than 100%. At that time, the fair value of the $16.3 million intangible (with an associated deferred tax liability of $6.0 million) related to our subadvisory agreement to manage certain mutual fund products for MFC exceeded its carrying amount by 5%. This excess represented a decline compared to the prior year due to a decline in the related assets under management attributed to a realignment of MFC's fund offerings and additional asset reductions.

        Based on the result of our annual test, we increased the frequency of our impairment analysis for the MFC intangible asset. During the third quarter of 2014, we recorded an impairment charge of $7.9 million related to this intangible asset as a result of a further decline in the related assets under management and associated cash flows. We also reduced the associated deferred tax liability by $2.9 million. As of December 31, 2014, the MFC intangible balance is $8.4 million with an associated deferred tax liability of $3.1 million. It is possible that the assets we manage for MFC may decrease in the future, which would require us to assess the need for an additional write-down of the intangible asset.

        Additionally during the third quarter of 2014, we recorded a $4.1 million intangible asset related to a fund adoption transaction agreement with Emerging Managers Group, L.P., which became effective in August 2014, through which Ivy Investment Management Company assumed responsibility as investment adviser and Ivy Funds Distributor, Inc. serves as distributor of the Selector Management Funds.

Accounting for Income Taxes

        In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain. In addition, respective tax authorities periodically audit our income tax returns. These audits examine our significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions. We adjust our income tax provision in the period in which we determine the actual outcomes will likely be different from our estimates. The recognition or derecognition of income tax expense related to uncertain tax positions is determined under the guidance as prescribed by "Income Taxes Topic," Accounting Standards Codification ("ASC") 740. During 2014, 2013 and 2012, the Company settled six, four and three open tax years, respectively, that were undergoing audit by state jurisdictions in which the Company operates. These audits were settled in all material respects with no significant adjustments. The Company is currently undergoing audits in various other state jurisdictions that have not yet been settled.

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

        During 2013, the Company realized a capital loss on the sale of Legend, which is available to offset potential future capital gains. Any unutilized capital loss carryforward will expire in 2018. Due to the character of the loss and the limited carryforward period permitted by law, the Company may not realize the full tax benefit of the capital loss. Management believes it is not more likely than not that the Company will generate sufficient future capital gains to realize the full benefit of these capital losses. Accordingly, a valuation allowance has been recorded on the deferred tax assets that were capital in nature as of December 31, 2014 and 2013.

        As of December 31, 2014, two of the Company's subsidiaries have state net operating loss carryforwards in certain states in which those companies file taxes on a separate company basis. These entities have recognized a deferred tax asset for such carryforwards. The carryforwards, if not utilized, will expire between 2015 and 2034. Management believes it is not more likely than not that the subsidiaries will generate sufficient future taxable income in these states to realize the benefit of these net operating loss carryforwards and, accordingly, a valuation allowance has been recorded at December 31, 2014 and 2013.

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

        In 2014, we utilized a discount rate of 4.13% for our pension plan compared to 4.97% in 2013 and 4.22% in 2012 to reflect market rates. The discount rate for our postretirement medical plan was 4.07%, 4.94% and 4.18% in 2014, 2013 and 2012 respectively. We continue to assume long-term asset returns of 7.75% on the assets in our pension plan, the same as our assumption in 2013 and 2012. Our pension plan assets at December 31, 2014 were 100% invested in the Asset Strategy style and we have targeted this same investment strategy going forward.

        The effect of hypothetical changes to selected assumptions on the Company's retirement benefit plans would be as follows:

		As of December 31, 2014	For the year ended December 31, 2015
Assumptions	Change	Increase (Decrease) PBO/APBO (1)	Increase (Decrease) Expense (2)

(in thousands)
Pension
Discount rate	+/–50 bps	$(12,325)/13,634	$(1,497)/1,641
Expected return on assets	+/–100 bps	N/A	(1,814)/1,814
Salary scale	+/–100 bps	8,681/(7,873)	2,121/(1,889)
Other Postretirement
Discount rate	+/–50 bps	(574)/626	(46)/49
Health care cost trend rate	+/–100 bps	1,192/(1,027)	205/(203)

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

Interest Rate Sensitivity

        Our interest sensitive liabilities include our long-term fixed rate senior notes and obligations for any balances outstanding under our credit facility or other short-term borrowings. Increases in market interest rates would generally cause a decrease in the fair value of the senior notes and an increase in interest expense associated with short-term borrowings and borrowings under the credit facility. Decreases in market interest rates would generally cause an increase in the fair value of the senior notes and a decrease in interest expense associated with short-term borrowings and borrowings under the credit facility. We had no short-term borrowings outstanding as of December 31, 2014.

Investment Securities Sensitivity

        We maintain an investment portfolio of various holdings, types and maturities. Our portfolio is diversified and consists primarily of affiliated funds (mutual funds and UCITS sub-funds). A portion of investments are classified as available for sale investments. At any time, a sharp increase in interest rates or a sharp decline in the United States stock market could have a significant negative impact on the fair value of our investment portfolio. If a decline in fair value is determined to be other than temporary by management, the cost basis of the individual security or mutual fund is written down to fair value. We did not hedge these exposures in 2014. However, we intend to establish a hedging program in 2015 that uses derivative instruments to hedge our exposure to fluctuations in the value of our investment portfolio. Conversely, declines in interest rates or a sizeable rise in the United States stock market could have a significant positive impact on our investment portfolio. However, unrealized gains are not recognized in operations on available for sale securities until they are sold.

        The following is a summary of the effect that a 10% increase or decrease in equity or fixed income prices would have on our investment portfolio subject to equity or fixed income price fluctuations at December 31, 2014:

Investment Securities	Fair Value	Fair Value Assuming a 10% Increase	Fair Value Assuming a 10% Decrease

		(in thousands)
Available for sale:
Affiliated funds	$161,270	177,397	145,143
Trading:
Affiliated funds	81,913	90,104	73,722
Equity securities	72	79	65
Asset-backed securities	28	31	25

Total	$243,283	267,611	218,955

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

ITEM 8.    Financial Statements and Supplementary Data

        Reference is made to the Consolidated Financial Statements referred to in the Index on page 51 setting forth our consolidated financial statements, together with the report of KPMG LLP dated February 26, 2015 on page 52.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A.    Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures.    The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2014, have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2014.

(b)
Management's Report on Internal Control Over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we evaluated of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework in "Internal Control-Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

  Based on our evaluation under the framework in "Internal Control-Integrated Framework (2013)," management concluded that, as of December 31, 2014, our internal control over financial reporting was effective. KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, also audited the effectiveness of our internal control over financial reporting as of December 31, 2014, as stated in their attestation report which follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Waddell & Reed Financial, Inc.:

We have audited Waddell & Reed Financial, Inc.'s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Waddell & Reed Financial, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Waddell & Reed Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Waddell & Reed Financial, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 26, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Kansas City, Missouri
February 26, 2015

(c)
Changes in Internal Control over Financial Reporting.    The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    Other Information

        None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

        Information required by this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2015 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 11.    Executive Compensation

        Information required by this Item 11 is incorporated herein by reference to our definitive proxy statement for our 2015 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information required by Item 403 of Regulation S-K is incorporated herein by reference to our definitive proxy statement for our 2015 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

Equity Compensation Plan Information

        The following table provides information as of December 31, 2014 relating to our equity compensation plans pursuant to which equity securities are authorized for issuance.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
Equity compensation plans approved by stockholders	3,442,202	(1)	$—	4,972,957	(2)
Equity compensation plans not approved by stockholders	—		—	3,389,499	(3)

Total	3,442,202		$—	8,362,456

(1)
Represents shares of the Company's unvested restricted common stock.

(2)
Represents shares available for future issuance from the Company's 1998 Stock Incentive Plan, as amended and restated.

(3)
Represents shares available for future issuance from the Company's 1998 Non-Employee Director Stock Award Plan, as amended and restated, of 2,545,213 and the Company's 1998 Executive Stock Award Plan, as amended and restated, of 844,286 shares.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

        Information required by this Item 13 is incorporated herein by reference to our definitive proxy statement for our 2015 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 14.    Principal Accounting Fees and Services

        Information required by this Item 14 is incorporated herein by reference to our definitive proxy statement for our 2015 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements.
Reference is made to the Index to Consolidated Financial Statements on page 51 for a list of all financial statements filed as part of this Report.
(a)(2)	Financial Statement Schedules.
None.
(b)	Exhibits.
Reference is made to the Index to Exhibits beginning on page 89 for a list of all exhibits filed as part of this Report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Overland Park, State of Kansas, on February 27, 2015.

WADDELL & REED FINANCIAL, INC.
By:	/s/ HENRY J. HERRMANN Henry J. Herrmann Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ HENRY J. HERRMANN Henry J. Herrmann	Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	February 27, 2015
/s/ BRENT K. BLOSS Brent K. Bloss	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 27, 2015
/s/ MELISSA A. CLOUSE Melissa A. Clouse	Vice President and Controller (Principal Accounting Officer)	February 27, 2015
/s/ SHARILYN S. GASAWAY* Sharilyn S. Gasaway	Director	February 27, 2015
/s/ THOMAS C. GODLASKY* Thomas C. Godlasky	Director	February 27, 2015
/s/ ALAN W. KOSLOFF* Alan W. Kosloff	Director	February 27, 2015
/s/ DENNIS E. LOGUE* Dennis E. Logue	Director	February 27, 2015
/s/ MICHAEL F. MORRISSEY* Michael F. Morrissey	Director	February 27, 2015
/s/ JAMES M. RAINES* James M. Raines	Director	February 27, 2015
/s/ JERRY W. WALTON* Jerry W. Walton	Director	February 27, 2015
/s/ JEFFREY P. BENNETT Jeffrey P. Bennett	Attorney-in-fact	February 27, 2015

*
By: Attorney-in-fact

WADDELL & REED FINANCIAL, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Waddell & Reed Financial, Inc.:

We have audited the accompanying consolidated balance sheets of Waddell & Reed Financial, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Waddell & Reed Financial, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Waddell & Reed Financial, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2015 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Kansas City, Missouri
February 26, 2015

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2014 and 2013

	2014	2013
	(in thousands)
Assets:
Cash and cash equivalents	$566,621	487,845
Cash and cash equivalents - restricted	76,595	121,419
Investment securities	243,283	201,348
Receivables:
Funds and separate accounts	39,110	36,467
Customers and other	216,843	141,763
Deferred income taxes	7,454	7,654
Income taxes receivable	7,747	419
Prepaid expenses and other current assets	14,980	9,410

Total current assets	1,172,633	1,006,325
Property and equipment, net	92,304	72,638
Deferred sales commissions, net	56,472	79,894
Goodwill and identifiable intangible assets	158,123	161,969
Deferred income taxes	20,036	3,839
Other non-current assets	12,298	12,300

Total assets	$1,511,866	1,336,965

Liabilities:
Accounts payable	$32,263	18,821
Payable to investment companies for securities	129,633	214,085
Payable to third party brokers	67,954	59,756
Payable to customers	110,399	8,664
Accrued compensation	67,574	58,677
Other current liabilities	55,143	59,726

Total current liabilities	462,966	419,729
Long-term debt	190,000	190,000
Accrued pension and postretirement costs	45,936	13,333
Other non-current liabilities	26,880	26,561

Total liabilities	725,782	649,623

Commitments and contingencies
Stockholders' equity:
Preferred stock—$1.00 par value: 5,000 shares authorized; none issued	—	—
Class A Common stock—$0.01 par value: 250,000 shares authorized; 99,701 shares issued; 83,654 shares outstanding (85,236 at December 31, 2013)	997	997
Additional paid-in capital	318,636	267,406
Retained earnings	1,041,909	850,600
Cost of 16,047 common shares in treasury (14,465 at December 31, 2013)	(525,015)	(415,802)
Accumulated other comprehensive loss	(50,443)	(15,859)

Total stockholders' equity	786,084	687,342

Total liabilities and stockholders' equity	$1,511,866	1,336,965

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	(in thousands, except per share data)
Revenues:
Investment management fees	$768,102	650,442	549,231
Underwriting and distribution fees	678,678	582,819	496,465
Shareholder service fees	150,979	137,093	128,109

Total	1,597,759	1,370,354	1,173,805
Operating expenses:
Underwriting and distribution	783,327	676,713	589,981
Compensation and related costs (including share-based compensation of $54,144, $53,179 and $48,748, respectively)	194,410	197,597	171,775
General and administrative	104,637	86,419	75,332
Subadvisory fees	8,436	12,220	21,009
Depreciation	14,634	12,834	13,211
Intangible asset impairment	7,900	—	—

Total	1,113,344	985,783	871,308

Operating income	484,415	384,571	302,497
Investment and other income	16,790	19,904	9,817
Interest expense	(11,042)	(11,244)	(11,311)

Income from continuing operations before provision for income taxes	490,163	393,231	301,003
Provision for income taxes	176,832	140,233	108,475

Income from continuing operations	313,331	252,998	192,528
Loss from discontinued operations net of tax expense of $0, $0 and $1,058, respectively	—	—	(41,576)

Net income	$313,331	252,998	150,952

Net income per share, basic and diluted:
Income from continuing operations	$3.71	2.96	2.25
Loss from discontinued operations	—	—	(0.49)

Net income	$3.71	2.96	1.76

Weighted average shares outstanding:
Basic	84,485	85,589	85,726
Diluted	84,485	85,589	85,728

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	(in thousands)
Net income	$313,331	252,998	150,952
Other comprehensive income:
Unrealized appreciation (depreciation) of available for sale investment securities during the year, net of income tax expense (benefit) of $1, $(9) and $9, respectively	(6,158)	2,105	5,467
Pension and postretirement benefits, net of income tax expense (benefit) of $(16,725), $17,272 and $(2,532), respectively	(28,426)	28,833	(4,157)

Comprehensive income	$278,747	283,936	152,262

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended December 31, 2014, 2013 and 2012

(in thousands)

	Common Stock
			Additional Paid-in Capital	Retained Earnings		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount			Treasury Stock
Balance at December 31, 2011	99,701	$997	216,426	721,281	(366,954)	(48,107)	523,643
Net income	—	—	—	150,952	—	—	150,952
Recognition of equity compensation	—	—	49,937	56	—	—	49,993
Net issuance/forfeiture of nonvested shares	—	—	(43,106)	—	43,106	—	—
Dividends accrued, $2.03 per share	—	—	—	(173,866)	—	—	(173,866)
Exercise of stock options	—	—	(27)	—	132	—	105
Excess tax benefits from share-based payment arrangements	—	—	6,791	—	—	—	6,791
Repurchase of common stock	—	—	—	—	(48,688)	—	(48,688)
Other comprehensive income	—	—	—	—	—	1,310	1,310

Balance at December 31, 2012	99,701	997	230,021	698,423	(372,404)	(46,797)	510,240
Net income	—	—	—	252,998	—	—	252,998
Recognition of equity compensation	—	—	52,992	187	—	—	53,179
Net issuance/forfeiture of nonvested shares	—	—	(28,564)	—	28,564	—	—
Dividends accrued, $1.18 per share	—	—	—	(101,008)	—	—	(101,008)
Exercise of stock options	—	—	(35)	—	170	—	135
Excess tax benefits from share-based payment arrangements	—	—	12,992	—	—	—	12,992
Repurchase of common stock	—	—	—	—	(72,132)	—	(72,132)
Other comprehensive income	—	—	—	—	—	30,938	30,938

Balance at December 31, 2013	99,701	997	267,406	850,600	(415,802)	(15,859)	687,342
Net income	—	—	—	313,331	—	—	313,331
Recognition of equity compensation	—	—	53,912	232	—	—	54,144
Net issuance/forfeiture of nonvested shares	—	—	(21,817)	—	21,817	—	—
Dividends accrued, $1.45 per share	—	—	—	(122,254)	—	—	(122,254)
Excess tax benefits from share-based payment arrangements	—	—	19,135	—	—	—	19,135
Repurchase of common stock	—	—	—	—	(131,030)	—	(131,030)
Other comprehensive income	—	—	—	—	—	(34,584)	(34,584)

Balance at December 31, 2014	99,701	$997	318,636	1,041,909	(525,015)	(50,443)	786,084

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income	$313,331	252,998	150,952
Adjustments to reconcile net income to net cash provided by operating activities:
Write-down of impaired assets	7,900	—	42,373
Depreciation and amortization	14,754	13,681	15,093
Amortization of deferred sales commissions	64,380	57,931	53,863
Share-based compensation	54,144	53,179	49,993
Excess tax benefits from share-based payment arrangements	(19,135)	(12,992)	(6,791)
Gain on sale of available for sale investment securities	(5,146)	(14,417)	(3,163)
Net purchases and sales or maturities of trading securities	(38,662)	(25,959)	(27,470)
Gain on trading securities	(2,350)	(3,840)	(5,470)
Loss on sale and retirement of property and equipment	1,774	761	5,326
Capital gains and dividends reinvested	—	(268)	—
Deferred income taxes	728	(2,982)	(6,236)
Changes in assets and liabilities:
Cash and cash equivalents—restricted	44,824	(28,439)	(42,812)
Other receivables	(75,428)	(5,690)	(29,422)
Payable to investment companies for securities and payable to customers	17,283	24,818	63,828
Receivables from funds and separate accounts	(2,643)	(2,581)	(2,044)
Other assets	(5,568)	(1,139)	2,872
Deferred sales commissions	(40,958)	(68,470)	(54,430)
Accounts payable and payable to third party brokers	21,640	8,613	6,969
Other liabilities	(5,826)	41,712	20,004

Net cash provided by operating activities	345,042	286,916	233,435

Cash flows from investing activities:
Purchases of available for sale investment securities	(166,302)	(241,644)	(51,676)
Proceeds from sales and maturities of available for sale investment securities	164,247	262,171	49,809
Fund adoption transaction	(1,447)	—	—
Additions to property and equipment	(35,606)	(16,905)	(15,262)
Disposition of companies	—	22,000	—

Net cash provided by (used in) investing activities	(39,108)	25,622	(17,129)

Cash flows from financing activities:
Dividends paid	(115,263)	(96,018)	(171,267)
Repurchase of common stock	(131,030)	(72,132)	(48,688)
Exercise of stock options	—	135	105
Excess tax benefits from share-based payment arrangements	19,135	12,992	6,791

Net cash used in financing activities	(227,158)	(155,023)	(213,059)

Net increase in cash and cash equivalents	78,776	157,515	3,247
Cash and cash equivalents at beginning of year, including discontinued operations	487,845	330,330	327,083

Cash and cash equivalents at end of year	566,621	487,845	330,330
Less cash and cash equivalents of discontinued operations at end of year	—	—	2,303

Cash and cash equivalents of continuing operations at end of year	$566,621	$487,845	$328,027

Cash paid for:
Income taxes (net)	$165,189	$124,196	98,181
Interest	$10,291	$10,297	10,286

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

1.     Description of Business

        Waddell & Reed Financial, Inc. and subsidiaries (hereinafter referred to as the "Company," "we," "our" and "us") derive revenues from investment management services, investment product underwriting and distribution, and/or shareholder services administration provided to the Waddell & Reed Advisors group of mutual funds (the "Advisors Funds"), Ivy Funds (the "Ivy Funds"), Ivy Funds Variable Insurance Portfolios (the "Ivy Funds VIP") and InvestEd Portfolios ("InvestEd") (collectively, the Advisors Funds, Ivy Funds, Ivy Funds VIP and InvestEd are referred to as the "Funds"), the Selector Management Fund SICAV and its Ivy Global Investors sub-funds (the "Selector Management Funds") and institutional and separately managed accounts. The Funds and the institutional and separately managed accounts operate under various rules and regulations set forth by the United States Securities and Exchange Commission (the "SEC"). The Selector Management Funds are regulated by Luxembourg's Commission de Surveillance du Secteur Financier as an undertaking for collective investment in transferable securities ("UCITS"). Services to the Funds are provided under investment management agreements, underwriting agreements and shareholder servicing and accounting service agreements that set forth the fees to be charged for these services. The majority of these agreements are subject to annual review and approval by each Fund's board of trustees. Our revenues are largely dependent on the total value and composition of assets under management. Accordingly, fluctuations in financial markets and composition of assets under management can significantly impact our revenues and results of operations.

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

December 31, 2014, 2013 and 2012

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

Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand and short-term investments. We consider all highly liquid investments with maturities upon acquisition of 90 days or less to be cash equivalents. Cash and cash equivalents—restricted represents cash held for the benefit of customers segregated in compliance with federal and other regulations.

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

Investment Securities and Investments in Affiliated Funds

        Our investments are comprised of United States, state and government obligations, corporate debt securities and investments in affiliated funds. Affiliated funds, which include the Funds and Selector Management Funds, are investments we have made for both general corporate investment purposes and to provide seed capital for new mutual funds and sub-funds. Investments are classified as available for sale or trading. Unrealized holding gains and losses on securities available for sale, net of related tax effects, are excluded from earnings until realized and are reported as a separate component of comprehensive income. For trading securities, unrealized holding gains and losses are included in earnings. Realized gains and losses are computed using the specific identification method for investment securities, other than affiliated funds. For affiliated funds, realized gains and losses are computed using the average cost method.

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

December 31, 2014, 2013 and 2012

recognized in earnings while the portion of the impairment related to other factors is recognized in other comprehensive income, net of tax.

Property and Equipment

        Property and equipment are carried at cost. The costs of improvements that extend the life of a fixed asset are capitalized, while the costs of repairs and maintenance are expensed as incurred. Depreciation and amortization are calculated and recorded using the straight-line method over the estimated useful life of the related asset (or lease term if shorter), generally three to 10 years for furniture and fixtures; one to 10 years for computer software; one to five years for data processing equipment; one to 40 years for buildings; three to 26 years for other equipment; and up to 15 years for leasehold improvements, which is the lesser of the lease term or expected life.

Software Developed for Internal Use

        Certain internal costs incurred in connection with developing or obtaining software for internal use are capitalized in accordance with "Intangibles—Goodwill and Other Topic," Accounting Standards Codification ("ASC") 350. Internal costs capitalized are included in property and equipment, net in the consolidated balance sheets, and were $9.1 million and $10.4 million as of December 31, 2014 and 2013, respectively. Amortization begins when the software project is complete and ready for its intended use and continues over the estimated useful life, generally one to 10 years.

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

        Prior to the sale of Legend effective January 1, 2013, the Company had two reporting units for goodwill: (i) investment management and related services, and (ii) Legend. The investment management and related services reporting unit's goodwill was recorded as part of the spin-off of the Company from its former parent, and to a lesser extent, was recorded as part of subsequent business combinations that were merged into existing investment management operations. Legend, our second reporting unit for goodwill, was a stand-alone investment management subsidiary and goodwill associated with Legend could be assessed separately from other investment management operations. Additional information related to the sale of Legend is included in Notes 6 and 7.

        To determine the fair value of the Company's reporting unit, our review process uses the market and income approaches. In performing the analyses, the Company uses the best information available under the circumstances, including reasonable and supportable assumptions and projections.

        The market approach employs market multiples for comparable publicly-traded companies in the financial services industry. Estimates of fair values of the reporting units are established using multiples of

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Company believes that fair values calculated based on multiples of EBITDA are an accurate estimation of fair value.

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

        The Company compares the fair values of the reporting units to their carrying amounts, including goodwill. If the carrying amount of the reporting unit exceeds its calculated fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.

        Indefinite-life intangible assets represent advisory and subadvisory management contracts for managed assets obtained in acquisitions. The Company considers these contracts to be indefinite-life intangible assets as they are expected to be renewed without significant cost or modification of terms. The Company also tests these assets for impairment annually and when events or circumstances occur that indicate that the indefinite-life intangible asset might be impaired. If the carrying value of a management contract acquired exceeds its fair value, an impairment loss is recognized equal to that excess. Additional information related to the indefinite-life intangible assets is included in Note 7.

Deferred Sales Commissions

        We defer certain costs, principally sales commissions and related compensation, which are paid to financial advisors and broker/dealers in connection with the sale of certain mutual fund shares sold without a front-end load sales charge. The costs incurred at the time of the sale of Class B shares sold prior to January 1, 2014 are amortized on a straight-line basis over five years, which approximates the expected life of the shareholders' investments. Effective January 1, 2014, the Company suspended sales of Class B shares. The costs incurred at the time of the sale of Class C shares are amortized on a straight-line basis over 12 months. Prior to June 16, 2014, the costs incurred at the time of the sale of shares for certain asset allocation products were deferred and amortized on a straight-line basis, not to exceed three years. We recover deferred sales commissions and related compensation through Rule 12b-1 and other distribution fees, which are paid on the Class B and Class C shares of the Advisors Funds and Ivy Funds, along with contingent deferred sales charges ("CDSCs") paid by shareholders who redeem their shares prior to completion of the specified holding period (three years for shares of certain asset allocation products sold prior to June 16, 2014, six years for a Class B share and 12 months for a Class C share), as well as through client fees paid on the asset allocation products sold prior to June 16, 2014. Effective June 16, 2014 we no longer assess a CDSC to investors upon early redemption of asset allocation products and amounts deferred for sales commissions and related compensation are classified in the prepaid and other current asset and other non-current assets in our consolidated balance sheet. Should we lose our ability to recover deferred sales commissions through distribution fees or CDSCs, the value of these assets would immediately decline, as would future cash flows. We periodically review the recoverability of the deferred sales commission assets as events or changes in circumstances indicate that their carrying amount may not be recoverable and adjust them accordingly. Impairment adjustments are recognized in operating income as a component of amortization of deferred sales commissions.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

Revenue Recognition

Investment Management and Advisory Fees

        We recognize investment management fees as earned over the period in which services are rendered. We charge the Funds daily based upon average daily net assets under management in accordance with investment management agreements between the Funds and the Company. The majority of investment and/or advisory fees earned from institutional and separate accounts are charged either monthly or quarterly based upon an average of net assets under management in accordance with such investment management agreements. The Company may waive certain fees for investment management services at its discretion, or in accordance with contractual expense limitations, and these waivers are reflected as a reduction to investment management fees on the statement of income.

        Our investment advisory business receives research products and services from broker/dealers through "soft dollar" arrangements. Consistent with the "soft dollar" safe harbor established by Section 28(e) of the Securities Exchange Act of 1934, as amended, the investment advisory business does not have any contractual obligation requiring it to pay for research products and services obtained through soft dollar arrangements with brokers. As a result, we present "soft dollar" arrangements on a net basis.

        The Company has contractual arrangements with third parties to provide subadvisory services. Investment advisory fees are recorded gross of any subadvisory payments and are included in investment management fees based on management's determination that the Company is acting in the capacity of principal service provider with respect to its relationship with the Funds. Any corresponding fees paid to subadvisors are included in operating expenses.

Distribution, Underwriter and Service Fees

        Underwriting and distribution commission revenues resulting from the sale of investment products are recognized on the trade date. When a client purchases Class A or Class E shares (front-end load), the client pays an initial sales charge of up to 5.75% of the amount invested. The sales charge for Class A or Class E shares typically declines as the investment amount increases. In addition, investors may combine their purchases of all fund shares to qualify for a reduced sales charge. When a client invests in an asset allocation product, Class A shares are purchased at net asset value and we do not charge an initial sales charge. For client purchases of Class B shares (back-end load) prior to January 1, 2014, and Class C shares (level-load), we do not charge an initial sales charge. Effective January 1, 2014, the Company suspended sales of Class B shares.

        Under a Rule 12b-1 service plan, the Funds may charge a maximum fee of 0.25% of the average daily net assets under management for Class B, C, E and Ivy Funds Y shares for expenses paid to broker/dealers and other sales professionals in connection with providing ongoing services to the Funds' shareholders and/or maintaining the Funds' shareholder accounts, with the exception of the Funds' Class R shares, for which the maximum fee is 0.50% and for the Class I, R6 and Advisors Funds Y shares, which do not charge a service fee. The Funds' Class B and Class C shares may charge a maximum of 0.75% of the average daily net assets under management under a Rule 12b-1 distribution plan to broker/dealers and other sales professionals for their services in connection with distributing shares of that class. The Funds' Class A shares may charge a maximum fee of 0.25% of the average daily net assets under management under a Rule 12b-1 service and distribution plan for expenses detailed previously.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

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

Advertising and Promotion

        We expense all advertising and promotion costs as incurred. Advertising expense was $15.7 million, $13.3 million and $9.9 million for the years ended December 31, 2014, 2013 and 2012, respectively, and is classified in both underwriting and distribution expense and general and administrative expense in the consolidated statements of income.

Leases

        The Company leases office space under various leasing arrangements. Most lease agreements contain renewal options, rent escalation clauses and/or other inducements provided by the landlord. As leases expire, they are typically renewed or replaced in the ordinary course of business. Rent expense is recorded on a straight-line basis, including escalations and inducements, over the term of the lease.

Share-Based Compensation

        We account for share-based compensation expense using the fair value method. Under the fair value method, share-based compensation expense reflects the fair value of share-based awards measured at grant date, is recognized over the service period, and is adjusted each period for anticipated forfeitures. The Company also issues share-based awards to our financial advisors who are independent contractors. Changes in the Company's share price result in variable compensation expense over the vesting period. The fair value of options granted would be calculated using a Black-Scholes option-pricing model. The Black-Scholes model incorporates assumptions as to dividend yield, risk-free interest rate, expected volatility and expected life of the option. We have not issued options since 2002 and do not have any options outstanding as of December 31, 2014.

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

December 31, 2014, 2013 and 2012

3.     Accounting Pronouncements Not Yet Adopted

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard also specifies the accounting for certain costs to obtain or fulfill a contract with a customer. ASU 2014-09 will supersede much of the existing revenue recognition guidance in accounting principles generally accepted in the United States and is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early application is not permitted. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating which transition method to apply and the estimated impact the adoption of this ASU will have on our consolidated financial statements and related disclosures.

4.     Investment Securities

        Investment securities at December 31, 2014 and 2013 are as follows:

2014	Amortized cost	Unrealized gains	Unrealized losses	Fair value
	(in thousands)
Available for sale securities:
Affiliated funds	$162,425	4,237	(5,392)	161,270

	$162,425	4,237	(5,392)	161,270

Trading securities:
Mortgage-backed securities				28
Common stock				72
Affiliated funds				81,913

				82,013

Total investment securities				243,283

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

2013	Amortized cost	Unrealized gains	Unrealized losses	Fair value
	(in thousands)
Available for sale securities:
Mortgage-backed securities	$8	1	—	9
Corporate bonds	14,568	61	—	14,629
Affiliated funds	87,710	5,899	(957)	92,652

	$102,286	5,961	(957)	107,290

Trading securities:
Mortgage-backed securities				37
Municipal bonds				501
Corporate bonds				9,412
Common stock				60
Affiliated funds				84,048

				94,058

Total investment securities				201,348

        A summary of available for sale affiliated funds with fair values below carrying values at December 31, 2014 is as follows:

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(in thousands)
Affiliated funds	$66,858	(5,362)	1,187	(30)	68,045	(5,392)

Total temporarily impaired securities	$66,858	(5,362)	1,187	(30)	68,045	(5,392)

        Based upon our assessment of these affiliated funds, the time frame investments have been in a loss position and our intent to hold the affiliated funds until they have recovered, we determined that a write-down was not necessary at December 31, 2014.

        Corporate bonds accounted for as available for sale and trading matured in 2014. Mortgage-backed securities accounted for as available for sale were called in 2014. Mortgage-backed securities accounted for as trading and held as of December 31, 2014 mature in 2022.

        Investment securities with fair values of $301.0 million, $442.0 million and $79.9 million were sold during 2014, 2013 and 2012, respectively. During 2014, net realized gains of $5.1 million and $4.1 million were recognized from the sale of $149.8 million in available for sale securities and the sale of $151.2 million in trading securities, respectively. During 2013, net realized gains of $14.4 million and $7.7 million were recognized from the sale of $247.0 million in available for sale securities and the sale of $195.0 million in trading securities, respectively. During 2012, net realized gains of $3.2 million and $5.3 million were recognized from the sale of $32.9 million in available for sale securities and the sale of $47.0 million in trading securities, respectively.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

        Accounting standards establish a framework for measuring fair value and a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of the asset. Inputs may be observable or unobservable and refer broadly to the assumptions that market participants would use in pricing the asset. An individual investment's fair value measurement is assigned a level based upon the observability of the inputs that are significant to the overall valuation. The three-level hierarchy of inputs is summarized as follows:

  •
  Level 1—Investments are valued using quoted prices in active markets for identical securities.

  •
  Level 2—Investments are valued using other significant observable inputs, including quoted prices in active markets for similar securities.

  •
  Level 3—Investments are valued using significant unobservable inputs, including the Company's own assumptions in determining the fair value of investments.

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

        The following tables summarize our investment securities as of December 31, 2014 and 2013 that are recognized in our consolidated balance sheets using fair value measurements based on the differing levels of inputs. There were no transfers between levels for the years ended December 31, 2014 or 2013.

2014	Level 1	Level 2	Level 3	Total

	(in thousands)
Mortgage-backed securities	$—	28	—	28
Common stock	72	—	—	72
Affiliated funds	243,183	—	—	243,183

Total	$243,255	$28	$—	$243,283

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

2013	Level 1	Level 2	Level 3	Total

	(in thousands)
Mortgage-backed securities	—	46	—	46
Municipal bonds	—	501	—	501
Corporate bonds	—	24,041	—	24,041
Common stock	60	—	—	60
Affiliated funds	176,700	—	—	176,700

Total	$176,760	$24,588	$—	$201,348

5.     Property and Equipment

        A summary of property and equipment at December 31, 2014 and 2013 is as follows:

	2014	2013	Estimated useful lives
	(in thousands)
Leasehold improvements	$21,039	19,991	1 - 15 years
Furniture and fixtures	29,462	32,688	3 - 10 years
Equipment	20,829	19,984	3 - 26 years
Computer software	74,506	80,692	1 - 10 years
Data processing equipment	23,684	22,374	1 - 5 years
Buildings	11,905	6,077	1 - 40 years
Land	3,804	1,940

Property and equipment, at cost	185,229	183,746
Accumulated depreciation	(92,925)	(111,108)

Property and equipment, net	$92,304	72,638

        Depreciation expense was $14.6 million, $12.8 million and $13.2 million during the years ended December 31, 2014, 2013 and 2012, respectively.

        At December 31, 2014, we had property and equipment under capital leases with a cost of $2.0 million and accumulated depreciation of $0.9 million. At December 31, 2013, we had property and equipment under capital leases with a cost of $1.9 million and accumulated depreciation of $0.9 million.

6.     Discontinued Operations

        During 2012, the Company signed a definitive agreement with First Allied Holdings Inc. to sell all of the common interests of Legend and the sale closed effective January 1, 2013. Based on the value of the consideration the Company expected to receive upon closing, which was less than the carrying value of net assets to be sold, the Company recorded a non-cash impairment charge of $42.4 million, which is reflected in loss from discontinued operations on the statement of income in 2012. The consideration received was subject to working capital and regulatory capital adjustments through the closing date. The Company retained $7.7 million of Legend's excess working capital as part of the agreement. The agreement also included an earnout provision based on asset retention for a period of two years following the closing date. An earnout receivable of $4.1 million was accrued as of December 31, 2014 and we received payment in February 2015.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

        The operational results of Legend have been presented as discontinued operations in the consolidated financial statements for all periods presented. Legend's revenues and loss before provision for income taxes for the year ended December 31, 2012 were $74.0 million and $40.5 million, respectively.

        For income tax purposes, the sale resulted in a $47.8 million capital loss. As of December 31, 2014, $18.3 million remains as a capital loss carryforward available to offset future capital gains for federal income tax purposes. The Company may not realize the full tax benefit of the capital loss carryforward if it does not generate sufficient future capital gains. The capital loss carryforward, if not utilized, will expire in 2018. Additional information related to the capital loss carryforward is included in Note 9.

7.     Goodwill and Identifiable Intangible Assets

        Goodwill represents the excess of purchase price over the tangible assets and identifiable intangible assets of an acquired business. Our goodwill is not deductible for tax purposes. Goodwill and identifiable intangible assets (all considered indefinite lived) at December 31, 2014 and 2013 are as follows:

	2014	2013
	(in thousands)
Goodwill	$106,970	106,970
Mutual fund management advisory contracts	42,753	38,699
Mutual fund management subadvisory contracts	8,400	16,300

Total identifiable intangible assets	51,153	54,999

Total	$158,123	161,969

        The mutual fund management subadvisory contracts in the table above represents our indefinite life intangible asset balance related to our subadvisory agreement to manage certain mutual fund products for Mackenzie Financial Corporation ("MFC"). This intangible asset was recorded in connection with our purchase of Mackenzie Investment Management, Inc. in 2002. As part of purchase accounting, a deferred tax liability was established related to this intangible asset, and prior to a third quarter 2014 adjustment, the associated deferred tax liability was $6.0 million.

        We performed a review of the intangible asset associated with the MFC subadvisory agreement during the third quarter of 2014 due to a decline in the related assets under management. The decline was attributed to a realignment of MFC's fund offerings and additional asset reductions. We recorded an impairment charge of $7.9 million in the third quarter of 2014 to this intangible asset as a result of the reduction in assets and associated cash flows, and reduced the associated deferred tax liability by $2.9 million.

        During the third quarter of 2014, we recorded a $4.1 million intangible asset related to a fund adoption transaction agreement with Emerging Managers Group, L.P., which became effective in August 2014, through which Ivy Investment Management Company assumed responsibility as investment adviser and Ivy Funds Distributor, Inc. serves as distributor of the Selector Management Funds. This asset is included in the mutual fund management advisory contracts line in the table above.

        During the third quarter of 2012, $59.2 million of goodwill related to Legend was allocated to assets of discontinued operations held for sale. Additionally, $42.4 million of goodwill was written down and is included in the loss from discontinued operations in the statement of income in 2012.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

8.     Indebtedness

        On August 31, 2010, the Company entered into an agreement to complete a $190.0 million private placement of senior unsecured notes that were issued and sold in two tranches: $95.0 million bearing interest at 5.0% and maturing January 13, 2018, Series A, and $95.0 million bearing interest of 5.75% and maturing January 13, 2021, Series B (collectively, the "Senior Notes"). The agreement contained a delayed funding provision that allowed the Company to draw down the proceeds in January 2011 when the 5.6% senior notes (the "Notes") matured. The Company used the proceeds of the issuance and sale of the Senior Notes to repay the Notes in full. Interest is payable semi-annually in January and July of each year. The most restrictive provisions of the agreement require the Company to maintain a consolidated leverage ratio not to exceed 3.0 to 1.0 for four consecutive quarters and a consolidated interest coverage ratio of not less than 4.0 to 1.0 for four consecutive quarters. The Company was in compliance with these covenants and similar covenants in prior facilities for all periods presented. As of December 31, 2014, the Company's consolidated leverage ratio was 0.3 to 1.0, and consolidated interest coverage ratio was 52.3 to 1.0.

        The Company entered into a five year revolving credit facility (the "Credit Facility") with various lenders, effective June 28, 2013, which provides for initial borrowings of up to $125.0 million and replaced the Company's previous revolving credit facility. Lenders could, at their option upon the Company's request, expand the Credit Facility to $200.0 million. At December 31, 2014 and 2013, there were no borrowings outstanding under the facility. Borrowings under the Credit Facility bear interest at various rates including adjusted LIBOR or an alternative base rate plus, in each case, an incremental margin based on the Company's credit rating. The Credit Facility also provides for a facility fee on the aggregate amount of commitments under the revolving facility (whether or not utilized). The facility fee is also based on the Company's credit rating level. The Credit Facility's covenants match those outlined above for the Senior Notes.

        Debt is reported at its carrying amount in the consolidated balance sheet. The fair value of the Company's outstanding indebtedness is approximately $207.9 million at December 31, 2014 compared to the carrying value of $190.0 million. Fair value is calculated based on Level 2 inputs. The following is a summary of long-term debt at December 31, 2014 and 2013:

	2014	2013
	(in thousands)
Principal amount unsecured 5.0% senior notes due in 2018	$95,000	95,000
Principal amount unsecured 5.75% senior notes due in 2021	95,000	95,000

Total	$190,000	190,000

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

9.     Income Taxes

        The provision for income taxes from continuing operations for the years ended December 31, 2014, 2013 and 2012 consists of the following:

	2014	2013	2012
	(in thousands)
Currently payable:
Federal	$161,863	131,000	104,922
State	14,206	12,197	9,335
Foreign	35	37	—

	176,104	143,234	114,257
Deferred taxes	728	(3,001)	(5,782)

Provision for income taxes	$176,832	140,233	108,475

        The following table reconciles the statutory federal income tax rate with our effective income tax rate from continuing operations for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefits	2.1	2.2	2.2
State tax incentives	(0.2)	(0.1)	(0.2)
Valuation allowance on losses capital in nature	(1.0)	(1.8)	(0.8)
Other items	0.2	0.4	(0.2)

Effective income tax rate	36.1%	35.7%	36.0%

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

        The tax effect of temporary differences that give rise to significant portions of deferred tax liabilities and deferred tax assets at December 31, 2014 and 2013 are as follows:

	2014	2013
	(in thousands)
Deferred tax liabilities:
Deferred sales commissions	$(4,285)	(6,928)
Property and equipment	(10,335)	(6,706)
Benefit plans	(11,452)	(10,620)
Identifiable intangible assets	(12,562)	(16,697)
Unrealized gains on investment securities	—	(1,853)
Prepaid expenses	(2,150)	(2,100)

Total gross deferred liabilities	(40,784)	(44,904)

Deferred tax assets:
Accrued compensation	9,098	10,893
Additional pension and postretirement liability	28,389	11,663
Other accrued expenses	5,789	5,151
Unrealized losses on investment securities	673	962
Unrealized losses on investment in partnerships	370	2,031
Capital loss carryforwards	6,849	9,474
Nonvested stock	20,300	21,860
Unused state tax credits	992	866
State net operating loss carryforwards	5,718	6,521
Other	3,572	3,962

Total gross deferred assets	81,750	73,383
Valuation allowance	(13,476)	(16,986)

Net deferred tax asset	$27,490	11,493

        In 2013, a capital loss was realized on the sale of Legend. By law, the portion of this capital loss in excess of capital gains was carried forward to offset potential capital gains recognized in future years. Due to the character of the loss and the limited carryforward period permitted by law, the Company may not realize the full tax benefit of the capital loss. The capital loss carryforward, if not utilized, will expire in 2018.

        As of December 31, 2014, the Company had a deferred tax asset for a capital loss carryforward of $6.8 million. Other deferred tax assets that could generate potential future capital losses, if realized, include unrealized losses on investment securities of $0.7 million and unrealized losses on investments in partnerships of $0.4 million. As of December 31, 2013, the Company had a deferred tax asset for a capital loss carryforward of $9.5 million. Other deferred tax assets that could generate potential future capital losses, if realized, include unrealized losses on investment securities of $1.0 million and unrealized losses on investments in partnerships of $2.0 million. Deferred tax liabilities that could generate potential future capital gains include unrealized gains on investment securities of $1.9 million.

        Management believes it is not more likely than not that the Company will generate sufficient future capital gains to realize the full benefit of these capital losses and accordingly, a valuation allowance in the

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

amount of $7.9 million and $10.6 million has been recorded at December 31, 2014 and 2013, respectively. During 2014, realized capital gains on the sale of securities in the Company's available for sale securities portfolio, appreciation in the fair value of the Company's trading securities portfolio, and capital gain distributions from investments decreased the valuation allowance and income tax expense by $4.2 million. Additionally, the Company closed a transaction that reclassified tax losses on a limited partnership investment from capital to ordinary, thereby decreasing the valuation allowance and reducing income tax expense by $1.5 million. Unrealized gains from partnership investments also decreased the valuation allowance and income tax expense by $0.2 million. These decreases were partially offset by an increase in the tax loss on the sale of Legend, which resulted in an increase to the valuation allowance and income tax expense of $0.6 million. Additionally, unrealized losses on investment securities increased the valuation allowance and income tax expense by $0.3 million. The remaining $2.3 million increase in the valuation allowance resulted from depreciation in the fair value of the Company's available for sale securities portfolio, which was recorded as a decrease to accumulated other comprehensive income.

        Certain subsidiaries of the Company have net operating loss carryforwards in certain states in which these companies file on a separate company basis. The deferred tax asset, net of federal tax effect, relating to the carryforwards as of December 31, 2014 and 2013 is approximately $5.7 million and $6.5 million, respectively. The carryforwards, if not utilized, will expire between 2015 and 2034. Management believes it is not more likely than not that these subsidiaries will generate sufficient future taxable income in these states to realize the benefit of the net operating loss carryforwards and, accordingly, a valuation allowance in the amount of $5.6 million and $6.4 million has been recorded at December 31, 2014 and 2013, respectively.

        The Company has state tax credit carryforwards of $1.0 million and $0.9 million as of December 31, 2014 and 2013, respectively. Of these state tax credit carryforwards, $0.8 million will expire between 2024 and 2030 if not utilized and $0.2 million will expire in 2026 if not utilized. The Company anticipates these credits will be fully utilized prior to their expiration date.

        As of January 1, 2014, the Company had unrecognized tax benefits, including penalties and interest, of $12.0 million ($8.4 million net of federal benefit) that, if recognized, would impact the Company's effective tax rate. As of December 31, 2014, the Company had unrecognized tax benefits, including penalties and interest, of $11.6 million ($8.3 million net of federal benefit) that, if recognized, would impact the Company's effective tax rate. The unrecognized tax benefits that are not expected to be settled within the next 12 months are included in other liabilities in the accompanying consolidated balance sheets; unrecognized tax benefits that are expected to be settled within the next 12 months are included in income taxes payable. In accordance with ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists," beginning January 1, 2014, unrecognized tax benefits that reduce a net operating loss, similar tax loss, or tax credit carryforward are presented as a reduction to either current or noncurrent deferred income taxes, as applicable, on the accompanying consolidated balance sheet as of December 31, 2014.

        The Company's accounting policy with respect to interest and penalties related to income tax uncertainties is to classify these amounts as income taxes. As of January 1, 2014, the total amount of accrued interest and penalties related to uncertain tax positions recognized in the consolidated balance sheet was $3.0 million ($2.5 million net of federal benefit). The total amount of penalties and interest, net of federal benefit, related to tax uncertainties recognized in the statement of income for the period ended December 31, 2014 was $0.4 million. The total amount of accrued penalties and interest related to

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

uncertain tax positions at December 31, 2014 of $3.5 million ($2.9 million net of federal benefit) is included in the total unrecognized tax benefits described above.

        The following table summarizes the Company's reconciliation of unrecognized tax benefits, excluding penalties and interest, for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
	(in thousands)
Balance at January 1	$9,013	8,322	7,467
Increases during the year:
Gross increases—tax positions in prior period	433	644	275
Gross increases—current-period tax positions	656	1,355	2,215
Decreases during the year:
Gross decreases—tax positions in prior period	(192)	(71)	(429)
Decreases due to settlements with taxing authorities	(877)	(154)	—
Decreases due to lapse of statute of limitations	(928)	(1,083)	(1,206)

Balance at December 31	$8,105	9,013	8,322

        In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain. In addition, respective tax authorities periodically audit our income tax returns. These audits examine our significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions. During 2014, the Company settled six open tax years that were undergoing audit by state jurisdictions in which the Company operates. During 2013, the Company settled four open tax years that were undergoing audit by a state jurisdiction in which the Company operates. During 2012, the Company settled three open tax years that were undergoing audit by a state jurisdiction in which the Company operates. The 2011 through 2014 federal income tax returns are open tax years that remain subject to potential future audit. State income tax returns for all years after 2010 and, in certain states, income tax returns for 2010, are subject to potential future audit by tax authorities in the Company's major state tax jurisdictions.

        The Company is currently being audited in various state jurisdictions. It is reasonably possible that the Company will settle the audits in these jurisdictions within the next 12-month period. The Company's liability for unrecognized tax benefits, including penalties and interest, will not decrease significantly upon settlement of these audits. Additionally, such settlements are not anticipated to have a significant impact on the results of operations.

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

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

        A reconciliation of the funded status of these plans and the assumptions related to the obligations at December 31, 2014, 2013 and 2012 follow:

	Pension Benefits			Other Postretirement Benefits
	2014	2013	2012	2014	2013	2012
	(in thousands)
Change in projected benefit obligation:
Net benefit obligation at beginning of year	$172,105	184,165	148,412	8,172	8,792	8,145
Service cost	10,084	11,011	9,373	719	788	693
Interest cost	8,395	7,711	7,570	397	361	400
Benefits paid	(8,733)	(19,283)	(5,760)	(527)	(283)	(560)
Actuarial (gain) loss	26,410	(11,499)	24,570	760	(1,807)	(223)
Plan amendments	(176)	—	—	—	—	—
Retiree contributions	—	—	—	381	321	337

Net benefit obligation at end of year	$208,085	172,105	184,165	9,902	8,172	8,792

        The accumulated benefit obligation for the Pension Plan was $171.3 million and $142.2 million at December 31, 2014 and 2013, respectively.

        As part of the agreement to sell Legend, the Company retained the liability for pension and other postretirement benefits related to Legend that existed at the closing date of the sale, and these liabilities are included in the tables above.

	Pension Benefits			Other Postretirement Benefits
	2014	2013	2012	2014	2013	2012
	(in thousands)
Change in plan assets:
Fair value of plan assets at beginning of year	$170,430	133,911	103,404	—	—	—
Actual return on plan assets	(6,149)	38,802	21,267	—	—	—
Employer contributions	20,000	17,000	15,000	146	(38)	223
Retiree contributions	—	—	—	381	321	337
Benefits paid	(8,733)	(19,283)	(5,760)	(527)	(283)	(560)

Fair value of plan assets at end of year	$175,548	170,430	133,911	—	—	—

Funded status at end of year	$(32,537)	$(1,675)	(50,254)	(9,902)	(8,172)	(8,792)

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

	Pension Benefits			Other Postretirement Benefits
	2014	2013	2012	2014	2013	2012
	(in thousands, except percentage data)
Amounts recognized in the statement of financial position:
Current liabilities	$—	—	—	(279)	(260)	(304)
Noncurrent liabilities	(32,537)	(1,675)	(50,254)	(9,623)	(7,912)	(8,488)

Net amount recognized at end of year	$(32,537)	(1,675)	(50,254)	(9,902)	(8,172)	(8,792)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income:
Transition obligation	$(21)	(27)	(32)	—	—	—
Prior service cost	(1,179)	(1,822)	(2,377)	(17)	(72)	(127)
Accumulated gain (loss)	(75,681)	(30,602)	(74,286)	265	1,041	(765)

Accumulated other comprehensive income (loss)	(76,881)	(32,451)	(76,695)	248	969	(892)
Cumulative employer contributions in excess of net periodic benefit cost	44,344	30,776	26,441	(10,150)	(9,141)	(7,900)

Net amount recognized at end of year	$(32,537)	(1,675)	(50,254)	(9,902)	(8,172)	(8,792)

Weighted average assumptions used to determine benefit obligation at December 31:
Discount rate	4.13%	4.97%	4.22%	4.07%	4.94%	4.18%
Rate of compensation increase	5.12%	5.12%	3.99%	Not applicable

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

        Our Pension Plan asset allocation at December 31, 2014 and 2013 is as follows:

Plan assets by category	Percentage of Plan Assets at December 31, 2014	Percentage of Plan Assets at December 31, 2013
Cash	23%	18%
Equity securities:
Domestic	51%	33%
International	17%	40%
Fixed income securities	1%	1%
Private equity	1%	1%
Gold bullion	7%	7%

Total	100%	100%

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

        The primary investment objective is to maximize growth of the Pension Plan assets to meet the projected obligations to the beneficiaries over a long period of time, and to do so in a manner that is consistent with the Company's earnings strength and risk tolerance. Asset allocation is the most important decision in managing the assets, and it is reviewed regularly. The asset allocation policy considers the Company's financial strength and long-term asset class risk/return expectations since the obligations are long-term in nature. As of December 31, 2014, our Pension Plan assets were invested in our Asset Strategy investment style and are managed by our in-house investment professionals.

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

        At December 31, 2014, the Pension Plan had a significant weighting of plan assets invested in equity securities, a concentration not typical of a classic pension plan.

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

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

        We determine the fair value of our Pension Plan assets using broad levels of inputs as defined by related accounting standards and categorized as Level 1, Level 2 or Level 3, as previously defined in Note 4. The following tables summarize our Pension Plan assets as of December 31, 2014 and 2013. There were no transfers between levels for the years ended December 31, 2014 or 2013.

2014	Level 1	Level 2	Level 3	Total

	(in thousands)
Equity securities:
Domestic	$90,061	—	—	90,061
International	29,351	—	—	29,351
Equity derivatives	—	116	—	116
Fixed income securities:
Mortgage-backed securities	—	14	—	14
Corporate bond	—	—	1,884	1,884
Private equity	—	—	1,518	1,518
Gold bullion	12,209	—	—	12,209

Total investment securities	131,621	130	3,402	135,153
Cash and other				40,395

Total				$175,548

2013	Level 1	Level 2	Level 3	Total

	(in thousands)
Equity securities:
Domestic	$54,558	—	—	54,558
International	67,889	—	—	67,889
Equity derivatives	—	471	—	471
Fixed income securities:
Mortgage-backed securities	—	17	—	17
Corporate bond	—	—	1,900	1,900
Private equity	—	—	2,119	2,119
Gold bullion	12,316	—	—	12,316

Total investment securities	134,763	488	4,019	139,270
Cash and other				31,160

Total				$170,430

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

        The following table summarizes the activity of plan assets categorized as Level 3 for the years ended December 31, 2014 and 2013:

	2014	2013
	(in thousands)
Level 3 plan assets at beginning of year	$4,019	1,772
Purchases, issuances and settlements	—	1,900
Valuation change	(617)	347

Level 3 plan assets at end of year	$3,402	4,019

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

        The components of net periodic pension and other postretirement costs consisted of the following for the years ended December 31, 2014, 2013 and 2012:

	Pension Benefits			Other Postretirement Benefits
	2014	2013	2012	2014	2013	2012
	(in thousands)
Components of net periodic benefit cost:
Service cost	$10,084	11,011	9,373	719	788	693
Interest cost	8,395	7,711	7,570	397	361	400
Expected return on plan assets	(14,016)	(11,185)	(8,799)	—	—	—
Actuarial loss amortization	1,496	4,567	4,563	(17)	—	12
Prior service cost amortization	468	555	555	55	55	55
Transition obligation amortization	5	5	5	—	—	—

Net periodic benefit cost (1)	$6,432	12,664	13,267	1,154	1,204	1,160

(1)
Net periodic pension benefit and postretirement medical costs related to discontinued operations and included in the table above were $749 thousand for the year ended December 31, 2012.

        The estimated net loss, prior service cost and transition obligation for the Pension Plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2015 are $5.0 million, $459 thousand and $5 thousand, respectively. The estimated prior service cost for the

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

postretirement medical plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2015 is $19 thousand.

        The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Pension Benefits			Other Postretirement Benefits
	2014	2013	2012	2014	2013	2012
Discount rate	4.97%	4.22%	4.99%	4.94%	4.18%	5.00%
Expected return on plan assets	7.75%	7.75%	7.75%	Not applicable
Rate of compensation increase	5.12%	3.99%	4.04%	Not applicable

        We expect the following benefit payments to be paid, which reflect future service as appropriate:

	Pension Benefits	Other Postretirement Benefits
	(in thousands)
2015	$6,813	279
2016	8,743	341
2017	9,929	378
2018	10,066	478
2019	12,161	558
2020 through 2024	74,734	3,839

	$122,446	5,873

        Our policy with respect to funding the Pension Plan is to fund at least the minimum required by the Employee Retirement Income Security Act of 1974, as amended, and not more than the maximum amount deductible for tax purposes. All contributions made to the Pension Plan for 2014, 2013 and 2012 were voluntary. A contribution of $20 million was made to the Pension Plan in January 2015 and no further contributions are planned for 2015.

        All Company contributions to other postretirement medical benefits are voluntary, as the postretirement medical plan is not funded and is not subject to any minimum regulatory funding requirements. The contributions for each year represent claims paid for medical expenses, and we anticipate making the 2015 expected contribution with cash generated from operations. Contributions by participants to the postretirement plan were $381 thousand, $321 thousand and $337 thousand for the years ended December 31, 2014, 2013 and 2012, respectively.

        For measurement purposes, the initial health care cost trend rate was 8.04% for 2014, 8.52% for 2013 and 9.01% for 2012. The health care cost trend rate reflects anticipated increases in health care costs. The initial assumed growth rate of 8.04% for 2014 is assumed to gradually decline over the next 13 years to a rate of 4.5%. The effect of a 1% annual increase in assumed cost trend rates would increase the December 31, 2014 accumulated postretirement benefit obligation by approximately $1.2 million, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2014 by approximately $168 thousand. The effect of a 1% annual decrease in assumed cost trend rates would decrease the December 31, 2014 accumulated postretirement benefit

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

obligation by approximately $1.0 million, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2014 by approximately $142 thousand.

        We also sponsor the Waddell & Reed Financial, Inc. Supplemental Executive Retirement Plan, as amended and restated (the "SERP"), a non-qualified deferred compensation plan covering eligible employees. The SERP provides certain benefits for Company officers that the Pension Plan is prevented from providing because of compensation and benefit limits in the Internal Revenue Code (the "IRC").

        The SERP was adopted to supplement the annual pension paid to certain senior executive officers. Each calendar year, the Compensation Committee of the Board of Directors (the "Compensation Committee") credits participants' SERP accounts with (i) an amount equal to 4% of the executive's base salary, less the amount of the maximum employer matching contribution available under our 401(k) plan, and (ii) a non-formula award, if any, as determined by the Compensation Committee in its discretion. There were no discretionary awards made to participants during 2014, 2013 or 2012. Additionally, each calendar year, participants' accounts are credited (or charged) with an amount equal to the performance of certain hypothetical investment vehicles since the last preceding year. Upon a participant's separation, or at such other time based on a pre-existing election by a participant, benefits accumulated under the SERP are payable in installments or in a lump sum. As of December 31, 2014 and 2013, the aggregate liability to participants was $3.8 million.

        At December 31, 2014, the accrued pension and postretirement liability recorded in the consolidated balance sheet was comprised of accrued pension costs of $32.5 million, a liability for postretirement benefits in the amount of $9.6 million and an accrued liability for SERP benefits of $3.8 million. The current portion of postretirement liability of $0.3 million is included in other current liabilities on the balance sheet. At December 31, 2013, the accrued pension and postretirement liability recorded on the balance sheet was comprised of accrued pension costs of $1.7 million, a liability for postretirement benefits in the amount of $7.9 million and an accrued liability for SERP benefits of $3.7 million. The current portion of postretirement liability of $0.3 million is included in other current liabilities on the balance sheet.

11.   Employee Savings Plan

        We sponsor a defined contribution plan that qualifies under Section 401(k) of the IRC to provide retirement benefits to substantially all of our employees. As allowed under Section 401(k), the plan provides tax-deferred salary deductions for eligible employees. Our matching contributions to the plan for the years ended December 31, 2014, 2013 and 2012 were $6.4 million, $5.1 million and $4.7 million, respectively.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

12.   Stockholders' Equity

Earnings per Share

        For the years ended December 31, 2014, 2013 and 2012, earnings per share from continuing operations were computed as follows:

	2014	2013	2012
	(in thousands, except per share amounts)
Income from continuing operations	$313,331	252,998	192,528

Weighted average shares outstanding—basic	84,485	85,589	85,726
Dilutive potential shares from stock options	—	—	2

Weighted average shares outstanding—diluted	84,485	85,589	85,728

Earnings per share from continuing operations, basic and diluted	$3.71	$2.96	2.25

Dividends

        We declared dividends on our common stock of $1.45 per share, $1.18 per share and $2.03 per share for the years ended December 31, 2014, 2013 and 2012, respectively. The Board of Directors approved an increase in the quarterly dividend on our common stock from $0.34 per share to $0.43 per share beginning with the dividend declared in the fourth quarter 2014 and paid on February 2, 2015 to stockholders of record on January 12, 2015. In the fourth quarter of 2012, the Company paid a special cash dividend on our common stock of $1.00 per share (included in the 2012 total above). As of December 31, 2014 and 2013, other current liabilities included $36.0 million and $29.0 million, respectively, for dividends payable to stockholders.

Common Stock Repurchases

        The Board of Directors has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in our stock-based compensation programs. There were 2,252,152 shares, 1,492,535 shares and 1,536,968 shares repurchased in the open market or privately during the years ended December 31, 2014, 2013 and 2012, respectively, which includes 599,340 shares, 665,035 shares and 568,568 shares repurchased from employees who elected to tender shares to cover their minimum tax withholdings with respect to vesting of stock awards during the years ended December 31, 2014, 2013 and 2012, respectively.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

Accumulated Other Comprehensive Loss

        The following table summarizes other comprehensive income (loss) activity for the years ended December 31, 2014 and 2013.

Year ended December 31, 2014	Unrealized gains on investment securities	Change in valuation allowance for unrealized gains (losses) on investment securities	Pension and postretirement benefits	Total accumulated other comprehensive income (loss)
	(in thousands)
Balance at December 31, 2013	$3,150	810	(19,819)	(15,859)
Other comprehensive loss before reclassification	(636)	(381)	(29,689)	(30,706)
Amount reclassified from accumulated other comprehensive income	(3,241)	(1,900)	1,263	(3,878)

Net current period other comprehensive loss	(3,877)	(2,281)	(28,426)	(34,584)

Balance at December 31, 2014	$(727)	$(1,471)	(48,245)	(50,443)

Year ended December 31, 2013	Unrealized gains on investment securities	Change in valuation allowance for unrealized gains (losses) on investment securities	Pension and postretirement benefits	Total accumulated other comprehensive income (loss)
	(in thousands)
Balance at December 31, 2012	$1,823	32	(48,652)	(46,797)
Other comprehensive income before reclassification	10,447	6,085	25,592	42,124
Amount reclassified from accumulated other comprehensive income	(9,120)	(5,307)	3,241	(11,186)

Net current period other comprehensive income	1,327	778	28,833	30,938

Balance at December 31, 2013	$3,150	$810	(19,819)	(15,859)

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

        Reclassifications from accumulated other comprehensive income and included in net income are summarized in the table that follows for the years ended December 31, 2014 and 2013.

	For the year ended December 31, 2014
	Pre-tax	Tax (expense) benefit	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Realized gain on sale of available for sale investment securities	$5,146	(1,905)	3,241	Investment and other income
Valuation allowance	—	1,900	1,900	Provision for income taxes
Amortization of pension and postretirement benefits	(2,007)	744	(1,263)	Underwriting and distribution expense and Compensation and related costs

Total	$3,139	739	3,878

	For the year ended December 31, 2013
	Pre-tax	Tax (expense) benefit	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Realized gain on sale of available for sale investment securities	$14,417	(5,297)	9,120	Investment and other income
Valuation allowance	—	5,307	5,307	Provision for income taxes
Amortization of pension and postretirement benefits	(5,182)	1,941	(3,241)	Underwriting and distribution expense and Compensation and related costs

Total	$9,235	1,951	11,186

13.   Share-Based Compensation

        The Company has three stock-based compensation plans: the Company 1998 Stock Incentive Plan, as amended and restated (the "SI Plan"), the Company 1998 Executive Stock Award Plan, as amended and restated (the "ESA Plan") and the Company 1998 Non-Employee Director Stock Award Plan, as amended and restated (the "NED Plan") (collectively, the "Stock Plans").

        The SI Plan allows us to grant equity compensation awards, including, among other awards, non-qualified stock options and nonvested stock as part of our overall compensation program to attract and retain key personnel and encourage a greater personal financial investment in the Company, thereby promoting the long-term growth of the Company. All of the Stock Plans also allow us to grant non-qualified stock options and/or nonvested stock. A maximum of 30.0 million shares of common stock are authorized for issuance under the SI Plan. A maximum of 3.75 million and 1.2 million shares of

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

common stock are authorized for issuance under the ESA Plan and NED Plan, respectively. In total, 8,362,456 shares of common stock are available for issuance as of December 31, 2014 under these plans. In addition, we make incentive payments under the Company 2003 Executive Incentive Plan, as amended and restated (the "EIP") in the form of cash, stock options, nonvested stock or a combination thereof. Incentive awards paid under the EIP in the form of stock options or nonvested stock, or granted following the conversion of cash bonus amounts into stock options and/or nonvested stock, are issued out of shares reserved for issuance under the SI and ESA Plans. Generally, shares of common stock covered by terminated, surrendered or cancelled options, by forfeited nonvested stock, or by the forfeiture of other awards that do not result in issuance of shares of common stock are again available for awards under the plan from which they were terminated, surrendered, cancelled or forfeited.

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

        Nonvested stock awards are valued on the date of grant, have no purchase price and generally vest over four years in 33 1/3% increments on the second, third and fourth anniversaries of the grant date. The Company also issues nonvested stock awards to our financial advisors who are independent contractors. These awards have the same terms as awards issued to employees; however, changes in the Company's share price result in variable compensation expense over the vesting period. Under the Stock Plans, nonvested shares are forfeited upon the termination of employment with or service to the Company, as applicable, or service on the Board of Directors, dependent upon the circumstances of termination. Except for restrictions placed on the transferability of nonvested stock, holders of nonvested stock have full stockholders' rights during the term of restriction, including voting rights and the rights to receive cash dividends.

(a)
Stock Options

        There are no options outstanding as of December 31, 2014. The total intrinsic value (on date of exercise) of options exercised during the years ended December 31, 2013 and 2012 was $139 thousand and $72 thousand, respectively. The related income tax benefit recognized was $51 thousand and $26 thousand for the years ended December 31, 2013 and 2012, respectively.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

(b)
Nonvested Stock

        A summary of nonvested share activity and related fair value for the year ended December 31, 2014 follows:

	Nonvested Stock Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	4,305,950	$38.50
Granted	1,103,813	68.00
Vested	(1,533,446)	35.58
Forfeited	(434,115)	45.56

Nonvested at December 31, 2014	3,442,202	$48.37

        For the years ended December 31, 2014, 2013 and 2012, compensation expense related to nonvested stock totaled $54.1 million, $53.2 million and $48.7 million, respectively. Additional compensation expense related to Legend's nonvested stock of $1.2 million for the year ended December 31, 2012, is reflected in loss from discontinued operations in the statement of income.

        The income tax benefit from the compensation expense related to nonvested stock was $20.1 million, $19.6 million and $17.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. These benefits will be recognized upon vesting and may increase or decrease depending on the fair value of the shares on the date of vesting. As of December 31, 2014, the remaining unamortized expense of $111.3 million is expected to be recognized over a weighted average period of 2.2 years.

        The total fair value of shares vested (at vest date) during the years ended December 31, 2014, 2013 and 2012 was $104.8 million, $80.5 million and $53.5 million, respectively. The Company permits employees the right to tender a portion of their vested shares to the Company to satisfy the minimum tax withholding obligations of the Company with respect to vesting of the shares. During 2015, we expect to repurchase approximately 500 thousand shares from employees who elect to tender shares to cover their minimum tax withholdings.

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

        A broker/dealer may elect not to be subject to the Aggregate Indebtedness Standard of paragraph (a)(1)(i) of Rule 15c3-1, in which case net capital must exceed the greater of $250 thousand or 2% of aggregate debit items computed in accordance with the Formula for Determination of Reserve Requirements for broker/dealers. W&R made this election and thus is not subject to the aggregate indebtedness ratio as of December 31, 2014 or 2013.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

        Net capital and aggregated indebtedness information for our broker/dealer subsidiaries is presented in the following table as of December 31, 2014 and 2013:

	2014		2013
	(in thousands)
	W&R	IFDI	W&R	IFDI
Net capital	$10,965	19,455	23,688	14,648
Required capital	250	3,995	250	3,340

Excess of required capital	$10,715	15,460	23,438	11,308

Ratio of aggregate indebtedness to net capital	Not applicable	3.08 to 1.0	Not applicable	3.42 to 1.0

15.   Rental Expense and Lease Commitments

        We lease certain home office buildings, certain sales and other office space and equipment under long-term operating leases. Rent expense was $22.6 million, $22.5 million and $21.9 million, for the years ended December 31, 2014, 2013 and 2012, respectively. Future minimum rental commitments under non-cancelable operating leases are as follows:

Year	Commitments
(in thousands)
2015	$21,927
2016	18,688
2017	14,410
2018	10,121
2019	5,634
Thereafter	14,353

$85,133

        New leases are expected to be executed as existing leases expire. Thus, future minimum lease commitments are not expected to be materially different than those in 2014.

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

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

        Revenues for services provided or related to these Funds for the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
	(in thousands)
Investment management fees	$709,179	602,120	506,081
Rule 12b-1 service and distribution fees	338,846	299,442	259,803
Shareholder service fees	150,979	137,093	128,109

Total revenues	$1,199,004	1,038,655	893,993

        Included in Funds and separate accounts receivable at December 31, 2014 and 2013 are receivables due from the Funds of $30.3 and $28.3 million respectively.

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

        The Company accrues an undiscounted liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated. These amounts are not reduced by amounts that may be recovered under insurance or claims against third parties, but undiscounted receivables from insurers or other third parties may be accrued separately. The Company regularly revises such accruals in light of new information. For contingencies where an unfavorable outcome is reasonably possible and that are significant, the Company discloses the nature of the contingency and, where feasible, an estimate of the possible loss. For purposes of our litigation contingency disclosures, "significant" includes material matters as well as other items that management believes should be disclosed. Management's judgment is required related to contingent liabilities because the outcomes are difficult to predict. In our opinion, the likelihood that any pending legal proceeding, regulatory investigation, claim, or other contingency will have a material adverse effect on our business, financial condition or results of operations is remote.

18.   Concentrations of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents held. The Company maintains cash and cash equivalents with various financial institutions. Cash deposits maintained at financial institutions may exceed the federally insured limit.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

19.   Selected Quarterly Information (Unaudited)

	Quarter
	First	Second	Third	Fourth
	(in thousands)
2014
Total revenues	$390,416	400,634	409,558	397,151
Net income	$74,864	82,988	74,586	80,893
Net income per share, basic and diluted	$0.88	0.98	0.89	0.97

	Quarter
	First	Second	Third	Fourth
	(in thousands)
2013
Total revenues	$316,555	331,706	347,089	375,004
Net income	$53,863	51,957	68,419	78,759
Net income per share, basic and diluted	$0.63	0.61	0.80	0.92

WADDELL & REED FINANCIAL, INC.

Index to Exhibits

Exhibit No.	Exhibit Description

3.1	Restated Certificate of Incorporation of Waddell & Reed Financial, Inc. Filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q, File No. 333-43687, for the quarter ended June 30, 2006 and incorporated herein by reference.
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
4.4
Form of Indenture to be used in connection with the Senior Debt Securities. Filed as Exhibit 4.6 to the Company's Form S-3ASR, File No. 333-201536, on January 16, 2015 and incorporated herein by reference.
4.5
Form of Indenture to be used in connection with the Subordinated Debt Securities. Filed as Exhibit 4.7 to the Company's Form S-3ASR, File No. 333-201536, on January 16, 2015 and incorporated herein by reference.
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
10.12
Waddell & Reed Financial, Inc. Supplemental Executive Retirement Plan, as amended and restated. Filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2008 and incorporated herein by reference.*
10.13
Waddell & Reed Financial, Inc. 2003 Executive Incentive Plan, as amended and restated. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 333-43687, on April 11, 2008 and incorporated herein by reference.*
10.14
Waddell & Reed Financial, Inc. 2003 Executive Incentive Plan, as amended and restated. Filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2013 and incorporated herein by reference.*

Exhibit No.	Exhibit Description

10.15	Waddell & Reed Financial, Inc. 2003 Executive Incentive Plan, as amended and restated. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 001-13913, on April 17, 2014 and incorporated herein by reference.*
10.16
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
10.20
Investment Management Agreement, dated April 30, 2009, by and between InvestEd Portfolios and Waddell & Reed Investment Management Company. Filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2012 and incorporated herein by reference.
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

Exhibit No.	Exhibit Description

10.26	Form of Restricted Stock Award Agreement for awards to Non-Employee Directors pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated. Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, File No. 333-43687, for the quarter ended September 30, 2007 and incorporated herein by reference.*
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
10.29
Portfolio Managers Revenue Sharing Plan for Flow Accounts. Filed as Exhibit 10.64 to the Company's Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2010 and incorporated herein by reference.*
10.30
Portfolio Managers Revenue Sharing Schedule. Filed as Exhibit 10.65 to the Company's Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2010 and incorporated herein by reference.*
10.31
Portfolio Managers Revenue Sharing Schedule—Large Cap Growth. Filed as Exhibit 10.36 to the Company's Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2011 and incorporated herein by reference.*
10.32	Form of Indemnification Agreement. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 001-13913, on November 16, 2009 and incorporated herein by reference.*
10.33
Release of All Claims, dated June 17, 2014, by and between Daniel P. Connealy and Waddell & Reed Financial, Inc. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 001-13913, on June 19, 2014 and incorporated herein by reference.*
10.34	Offer of Settlement. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 333-43687, on July 24, 2006 and incorporated herein by reference.
10.35	Assurance of Discontinuance. Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, File No. 333-43687, on July 24, 2006 and incorporated herein by reference.
10.36	Stipulation for Consent Order. Filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, File No. 333-43687, on July 24, 2006 and incorporated herein by reference.
11	Statement regarding computation of per share earnings
12	Statement re computation of ratios of earnings to fixed charges
21	Subsidiaries of Waddell & Reed Financial, Inc.
23	Consent of KPMG LLP
24	Powers of Attorney
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

Exhibit No.	Exhibit Description

32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer
101
Materials from the Waddell & Reed Financial, Inc. Annual Report on Form 10-K for the year ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Consolidated Financial Statements, tagged in detail.

*
Indicates management contract or compensatory plan, contract or arrangement.