Form 10-Q
period 2015-03-31
WADDELL & REED FINANCIAL INC
filed 2015-05-01
CIK 1052100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Class	Outstanding as of April 17, 2015
Class A common stock, $.01 par value	84,276,779

WADDELL & REED FINANCIAL, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

Quarter Ended March 31, 2015

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	March 31,
	2015	December 31,
	(unaudited)	2014

Assets:
Cash and cash equivalents	$610,847	566,621
Cash and cash equivalents - restricted	80,099	76,595
Investment securities	245,381	243,283
Receivables:
Funds and separate accounts	33,571	39,110
Customers and other	147,379	216,843
Deferred income taxes	5,161	7,454
Income taxes receivable	—	7,747
Prepaid expenses and other current assets	18,219	14,980
Total current assets	1,140,657	1,172,633

Property and equipment, net	97,411	92,304
Deferred sales commissions, net	46,762	56,472
Goodwill and identifiable intangible assets	158,123	158,123
Deferred income taxes	21,531	20,036
Other non-current assets	12,904	12,298
Total assets	$1,477,388	1,511,866

Liabilities:
Accounts payable	$21,742	32,263
Payable to investment companies for securities	116,593	129,633
Payable to third party brokers	67,156	67,954
Payable to customers	58,646	110,399
Accrued compensation	61,367	67,574
Other current liabilities	54,573	55,143
Income taxes payable	25,153	—
Total current liabilities	405,230	462,966

Long-term debt	190,000	190,000
Accrued pension and postretirement costs	27,773	45,936
Other non-current liabilities	25,752	26,880

Total liabilities	648,755	725,782

Commitments and contingencies

Stockholders’ equity:
Preferred stock-$1.00 par value: 5,000 shares authorized; none issued	—	—
Class A Common stock-$0.01 par value: 250,000 shares authorized; 99,701 shares issued; 83,558 shares outstanding (83,654 at December 31, 2014)	997	997
Additional paid-in capital	331,467	318,636
Retained earnings	1,073,084	1,041,909
Cost of 16,143 common shares in treasury (16,047 at December 31, 2014)	(529,225)	(525,015)
Accumulated other comprehensive loss	(47,690)	(50,443)
Total stockholders’ equity	828,633	786,084
Total liabilities and stockholders’ equity	$1,477,388	1,511,866

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited, in thousands, except for per share data)

	For the three months
	ended March 31,
	2015	2014
Revenues:
Investment management fees	$182,105	188,037
Underwriting and distribution fees	166,978	165,267
Shareholder service fees	36,375	37,112

Total	385,458	390,416

Operating expenses:
Underwriting and distribution	195,420	194,951
Compensation and related costs (including share-based compensation of $12,473 and $13,086, respectively)	53,495	50,009
General and administrative	25,678	23,756
Subadvisory fees	2,387	1,877
Depreciation	4,034	3,249

Total	281,014	273,842

Operating income	104,444	116,574
Investment and other income	3,972	3,900
Interest expense	(2,766)	(2,755)

Income before provision for income taxes	105,650	117,719
Provision for income taxes	38,537	42,855

Net income	$67,113	74,864

Net income per share, basic and diluted:	$0.80	0.88

Weighted average shares outstanding, basic and diluted:	83,581	85,019

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	For the three months
	ended March 31,
	2015	2014

Net income	$67,113	74,864

Other comprehensive income:

Unrealized appreciation (depreciation) of available for sale investment securities during the period, net of income tax expense (benefit) of $13 and $(2), respectively	1,810	(699)

Pension and postretirement benefits, net of income tax expense of $555 and $205, respectively	943	347

Comprehensive income	$69,866	74,512

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the three Months Ended March 31, 2015

(Unaudited, in thousands)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity

Balance at December 31, 2014	99,701	$997	318,636	1,041,909	(525,015)	(50,443)	786,084

Net income	—	—	—	67,113	—	—	67,113
Recognition of equity compensation	—	—	12,473	—	—	—	12,473
Net issuance/forfeiture of nonvested shares	—	—	(389)	—	389	—	—
Dividends accrued, $0.43 per share	—	—	—	(35,938)	—	—	(35,938)
Excess tax benefits from share-based payment arrangements	—	—	747	—	—	—	747
Repurchase of common stock	—	—	—	—	(4,599)	—	(4,599)
Other comprehensive income	—	—	—	—	—	2,753	2,753

Balance at March 31, 2015	99,701	$997	331,467	1,073,084	(529,225)	(47,690)	828,633

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the three months
	ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$67,113	74,864
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,035	3,330
Amortization of deferred sales commissions	13,084	16,120
Share-based compensation	12,473	13,086
Excess tax benefits from share-based payment arrangements	(747)	(1,132)
Gain on sale of available for sale investment securities	(2,345)	(1,182)
Net purchases and sales or maturities of trading securities	54	479
Gain on trading securities	(930)	(1,961)
Loss on sale and retirement of property and equipment	18	410
Capital gains and dividends reinvested	—	(4)
Deferred income taxes	230	3,809
Changes in assets and liabilities:
Cash and cash equivalents - restricted	(3,504)	19,258
Other receivables	69,464	13,533
Payable to investment companies for securities and payable to customers	(64,793)	(43,206)
Receivables from funds and separate accounts	5,539	553
Other assets	(3,845)	2,044
Deferred sales commissions	(3,374)	(18,839)
Accounts payable and payable to third party brokers	(11,319)	(2,169)
Other liabilities	9,118	9,942

Net cash provided by operating activities	$90,271	88,935

Cash flows from investing activities:
Purchases of available for sale investment securities	(25,890)	(16,826)
Proceeds from sales and maturities of available for sale investment securities	28,835	20,142
Additions to property and equipment	(9,159)	(13,825)

Net cash used in investing activities	$(6,214)	(10,509)

Cash flows from financing activities:
Dividends paid	(35,979)	(28,986)
Repurchase of common stock	(4,599)	(17,675)
Excess tax benefits from share-based payment arrangements	747	1,132

Net cash used in financing activities	$(39,831)	(45,529)
Net increase in cash and cash equivalents	44,226	32,897
Cash and cash equivalents at beginning of period	566,621	487,845
Cash and cash equivalents at end of period	$610,847	520,742

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.              Description of Business and Significant Accounting Policies

Waddell & Reed Financial, Inc. and Subsidiaries

Waddell & Reed Financial, Inc. and subsidiaries (hereinafter referred to as the “Company,” “we,” “our” and “us”) derive revenues from investment management and advisory services, investment product underwriting and distribution, and/or shareholder services administration provided to the Waddell & Reed Advisors group of mutual funds (the “Advisors Funds”), Ivy Funds (the “Ivy Funds”), Ivy Funds Variable Insurance Portfolios (the “Ivy Funds VIP”) and InvestEd Portfolios (“InvestEd”) (collectively, the Advisors Funds, Ivy Funds, Ivy Funds VIP and InvestEd are referred to as the “Funds”), the Selector Management Fund SICAV and its Ivy Global Investors sub-funds (the “Selector Management Funds”) and institutional and separately managed accounts.  The Funds and the institutional and separately managed accounts operate under various rules and regulations set forth by the United States Securities and Exchange Commission (the “SEC”).  The Selector Management Funds are regulated by Luxembourg’s Commission de Surveillance du Secteur Financier as an undertaking for collective investment in transferable securities (“UCITS”). Services to the Funds and the Selector Management Funds are provided under investment management agreements, underwriting agreements and shareholder servicing and accounting service agreements that set forth the fees to be charged for these services.  The majority of these agreements are subject to annual review and approval by each Fund’s board of trustees.  Our revenues are largely dependent on the total value and composition of assets under management.  Accordingly, fluctuations in financial markets and composition of assets under management can significantly impact our revenues and results of operations.

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to enable a reasonable understanding of the information presented.  The information in this Quarterly Report on Form 10-Q should be read in conjunction with Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”).

The accompanying unaudited consolidated financial statements are prepared consistent with the accounting policies described in Note 2 to the consolidated financial statements included in our 2014 Form 10-K, which include the following: use of estimates, cash and cash equivalents, disclosures about fair value of financial instruments, investment securities and investments in affiliated funds (mutual funds and UCITS sub-funds), property and equipment, software developed for internal use, goodwill and identifiable intangible assets, deferred sales commissions, revenue recognition, advertising and promotion, leases, share-based compensation and accounting for income taxes.

In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only a normal and recurring nature) necessary to present fairly our financial position at March 31, 2015, the results of operations and cash flows for the three months ended March 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States.

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

3.              Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.”  ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  This standard also specifies the accounting for certain costs to obtain or fulfill a contract with a customer.  This ASU will supersede much of the existing revenue recognition guidance in accounting principles generally accepted in the United States and is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period; early application is not permitted.  ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method.  The Company is evaluating which transition method to apply and the estimated impact the adoption of this ASU will have on our consolidated financial statements and related disclosures.

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis.”  The amendments in this ASU will affect all companies that are required to evaluate whether they should consolidate another entity. Additionally, the amendments in this ASU rescind the indefinite deferral of FASB Statement 167, “Amendments to FASB Interpretation No. 46(r)” included in FASB ASU 2010-10, “Consolidation — Amendments for Certain Investment Funds.”  ASU 2015-02 will be effective for annual reporting periods after December 15, 2016, including interim periods within that reporting period; early adoption is permitted.  This standard permits the use of either a full retrospective or a modified retrospective approach. The Company is evaluating which approach to apply and the estimated impact the adoption of this ASU will have on our consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.”  The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU.  ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period; early adoption is permitted.  The Company believes that the adoption of this ASU in 2016 will result in an immaterial impact to our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.”  ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license.  If a cloud computing arrangement includes a software license, then the customer would account for the software license element of the arrangement consistent with the acquisition of other software licenses.  If a cloud computing arrangement does not include a software license, the customer would account for the arrangement as a service contract.  The proposed guidance would not change GAAP for a customer’s accounting of software license or service contracts.  This standard will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015; early adoption is permitted.  The Company is evaluating the estimated impact the adoption of this ASU will have on our consolidated financial statements and related disclosures.

4.              Investment Securities

Investment securities at March 31, 2015 and December 31, 2014 are as follows:

	Amortized	Unrealized	Unrealized
March 31, 2015	cost	gains	losses	Fair value
	(in thousands)
Available for sale securities:
Affiliated funds	$189,089	7,065	(6,397)	189,757
	$189,089	7,065	(6,397)	189,757

Trading securities:
Mortgage-backed securities				27
Common stock				76
Affiliated funds				55,521
				55,624

Total investment securities				$245,381

	Amortized	Unrealized	Unrealized
December 31, 2014	cost	gains	losses	Fair value
	(in thousands)
Available for sale securities:
Affiliated funds	$162,425	4,237	(5,392)	161,270
	$162,425	4,237	(5,392)	161,270

Trading securities:
Mortgage-backed securities				28
Common stock				72
Affiliated funds				81,913
				82,013

Total investment securities				$243,283

Purchases of trading securities during the three months ended March 31, 2015 were $0.3 million.  Sales of trading securities were $0.3 million for the same period.

A summary of available for sale affiliated funds with fair values below carrying values at March 31, 2015 and December 31, 2014 is as follows:

	Less than 12 months		12 months or longer		Total
		Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2015	Fair value	losses	value	losses	value	losses
(in thousands)
Affiliated funds	$84,828	(6,373)	316	(24)	85,144	(6,397)

	Less than 12 months		12 months or longer		Total
		Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2014	Fair value	losses	value	losses	value	losses
(in thousands)
Affiliated funds	$66,858	(5,362)	1,187	(30)	68,045	(5,392)

Based upon our assessment of these affiliated funds, the time frame the investments have been in a loss position and our intent to hold affiliated funds until they have recovered, we determined that a write-down was not necessary at March 31, 2015.

Mortgage-backed securities accounted for as trading and held as of March 31, 2015 mature in 2022.

Accounting standards establish a framework for measuring fair value and a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of the asset.  Inputs may be observable or unobservable and refer broadly to the assumptions that market participants would use in pricing the asset.  An individual investment’s fair value measurement is assigned a level based upon the observability of the inputs that are significant to the overall valuation.  The three-level hierarchy of inputs is summarized as follows:

·                  Level 1 — Investments are valued using quoted prices in active markets for identical securities.

·                  Level 2 — Investments are valued using other significant observable inputs, including quoted prices in active markets for similar securities.

·                  Level 3 — Investments are valued using significant unobservable inputs, including the Company’s own assumptions in determining the fair value of investments.

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

The following tables summarize our investment securities as of March 31, 2015 and December 31, 2014 that are recognized in our consolidated balance sheets using fair value measurements based on the differing levels of inputs.

March 31, 2015	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage-backed securities	$—	27	—	27
Common stock	76	—	—	76
Affiliated funds	245,278	—	—	245,278
Total	$245,354	27	—	245,381

December 31, 2014	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage-backed securities	$—	28	—	28
Common stock	72	—	—	72
Affiliated funds	243,183	—	—	243,183
Total	$243,255	28	—	243,283

5.              Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of purchase price over the tangible assets and identifiable intangible assets of an acquired business.  Our goodwill is not deductible for tax purposes.  Goodwill and identifiable intangible assets (all considered indefinite lived) at March 31, 2015 and December 31, 2014 are as follows:

	March 31,	December 31 ,
	2015	2014
	(in thousands)

Goodwill	$106,970	106,970

Mutual fund management advisory contracts	42,753	42,753
Mutual fund management subadvisory contracts	8,400	8,400
Total identifiable intangible assets	51,153	51,153

Total	$158,123	158,123

6.              Indebtedness

Debt is reported at its carrying amount in the consolidated balance sheet.  The fair value of the Company’s outstanding indebtedness is approximately $209.0 million at March 31, 2015 compared to the carrying value of $190.0 million.  Fair value is calculated based on Level 2 inputs.

7.              Income Tax Uncertainties

As of January 1, 2015 and March 31, 2015, the Company had unrecognized tax benefits, including penalties and interest, of $11.6 million ($8.3 million net of federal benefit) and $12.0 million ($8.5 million net of federal benefit), respectively, that if recognized, would impact the Company’s effective tax rate.  In the accompanying consolidated balance sheet, unrecognized tax benefits that are not expected to be settled within the next 12 months are included in other liabilities; unrecognized tax benefits that are expected to be settled within the next 12 months are included in income taxes payable; unrecognized tax benefits that reduce a net operating loss, similar tax loss, or tax credit carryforward are presented as a reduction to either current or noncurrent deferred income taxes, as applicable.

The Company’s accounting policy with respect to interest and penalties related to income tax uncertainties is to classify these amounts as income taxes.  As of January 1, 2015, the total amount of accrued interest and penalties related to uncertain tax positions recognized in the consolidated balance sheet was $3.5 million ($2.9 million net of federal benefit).  The total amount of penalties and interest, net of federal benefit, related to income tax uncertainties recognized in the statement of income for the three month period ended March 31, 2015 was $0.1 million.  The total amount of accrued penalties and interest related to uncertain tax positions at March 31, 2015 of $3.7 million ($3.0 million net of federal benefit) is included in the total unrecognized tax benefits described above.

In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain.  In addition, respective tax authorities periodically audit our income tax returns.  These audits examine our significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions.  The 2011, 2012, 2013 and 2014 federal income tax returns are open tax years that remain subject to potential future audit.  State income tax returns for all years after 2010 and, in certain states, income tax returns for 2010, are subject to potential future audit by tax authorities in the Company’s major state tax jurisdictions.

The Company is currently being audited in various state jurisdictions.  It is reasonably possible that the Company will settle the audits in these jurisdictions within the next 12-month period.  The Company’s liability for unrecognized tax benefits, including penalties and interest, will not decrease significantly upon settlement of these audits.  Additionally, such settlements are not anticipated to have a significant impact on the results of operations.

8.              Pension Plan and Postretirement Benefits Other Than Pension

We provide a non-contributory retirement plan that covers substantially all employees and certain vested employees of our former parent company (the “Pension Plan”).  Benefits payable under the Pension Plan are based on employees’ years of service and compensation during the final 10 years of employment.  We also sponsor an unfunded defined benefit postretirement medical plan that covers substantially all employees, as well as our advisors, who are independent contractors.  The medical plan is contributory with participant retiree contributions adjusted annually.  The medical plan does not provide for post age 65 benefits with the exception of a small group of employees that were grandfathered when such plan was established.

The components of net periodic pension and other postretirement costs related to these plans were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three months ended March 31,		Three months ended March 31,
	2015	2014	2015	2014
	(in thousands)
Components of net periodic benefit cost:
Service cost	$3,047	2,725	228	180
Interest cost	2,154	2,153	99	99
Expected return on plan assets	(3,691)	(3,413)	—	—
Actuarial (gain) loss amortization	1,377	411	—	(4)
Prior service cost amortization	115	130	5	14
Transition obligation amortization	1	1	—	—

Total(1)	$3,003	2,007	332	289

(1)         Approximately 60% of net periodic pension and other postretirement benefit costs are included in compensation and related costs on the consolidated statements of income, while the remainder is included in underwriting and distribution expense.

During the first quarter of 2015, we contributed $20.0 million to the Pension Plan.

9.              Stockholders’ Equity

Earnings per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended
	March 31,
	2015	2014
	(in thousands, except per share amounts)

Net income	$67,113	74,864

Weighted average shares outstanding, basic and diluted	83,581	85,019

Earnings per share, basic and diluted	0.80	0.88

Dividends

On February 12, 2015, the Board of Directors approved a dividend on our common stock in the amount of $0.43 per share to stockholders of record on April 10, 2015 to be paid on May 1, 2015.  The total dividend to be paid is approximately $35.9 million and is included in other current liabilities as of March 31, 2015.

Common Stock Repurchases

The Board of Directors has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in our stock-based compensation programs.

There were 106,058 shares and 280,186 shares repurchased in the open market or privately during the three months ended March 31, 2015 and 2014, respectively, which includes 5,558 shares and 2,667 shares, respectively, repurchased from employees who tendered shares to cover their minimum income tax withholdings with respect to vesting of stock awards during these same reporting periods.

In April 2015, the Company repurchased 306,533 shares from employees who tendered shares to cover their minimum income tax withholdings with respect to vesting of stock awards during April 2015.

Accumulated Other Comprehensive Income (Loss)

The following tables summarize other comprehensive income (loss) activity for the three months ended March 31, 2015 and March 31, 2014.

Three months ended March 31, 2015	Unrealized gains on investment securities	Change in valuation allowance for unrealized gains (losses) on investment securities	Pension and postretirement benefits	Total accumulated other comprehensive income (loss)
	(in thousands)
Balance at December 31, 2014	$(727)	(1,471)	(48,245)	(50,443)

Other comprehensive income before reclassification	(327)	(189)	—	(516)
Amount reclassified from accumulated other comprehensive income	1,475	851	943	3,269
Net current period other comprehensive income (loss)	1,148	662	943	2,753

Balance at March 31, 2015	$421	(809)	(47,302)	(47,690)

Three months ended March 31, 2014	Unrealized gains on investment securities	Change in valuation allowance for unrealized gains (losses) on investment securities	Pension and postretirement benefits	Total accumulated other comprehensive income (loss)
	(in thousands)
Balance at December 31, 2013	$3,150	810	(19,819)	(15,859)

Other comprehensive income before reclassification	307	176	—	483
Amount reclassified from accumulated other comprehensive income	(748)	(434)	347	(835)
Net current period other comprehensive income	(441)	(258)	347	(352)

Balance at March 31, 2014	$2,709	552	(19,472)	(16,211)

Reclassifications from accumulated other comprehensive income (loss) and included in net income are summarized in the tables that follow.

	For the three months ended March 31, 2015
	Pre-tax	Tax (expense) benefit	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Realized gain on sale of available for sale investment securities	$(2,345)	870	(1,475)	Investment and other income
Valuation allowance	—	(851)	(851)	Provision for income taxes
Amortization of pension and postretirement benefits	(1,498)	555	(943)	Underwriting and distribution expense and Compensation and related costs
Total	$(3,843)	574	(3,269)

	For the three months ended March 31, 2014
	Pre-tax	Tax (expense) benefit	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Realized gain on sale of available for sale investment securities	$1,182	(434)	748	Investment and other income
Valuation allowance	—	434	434	Provision for income taxes
Amortization of pension and postretirement benefits	(552)	205	(347)	Underwriting and distribution expense and Compensation and related costs
Total	$630	205	835

10.       Share-Based Compensation

In the first quarter of 2015, we granted 21,293 shares of restricted stock with an average fair value of $49.59 per share under the Company’s 1998 Stock Incentive Plan, as amended and restated (the “SI Plan”).  The value of those shares at the grant date, aggregating to $1.1 million, will generally be amortized to expense over a four-year vesting period.

On April 2, 2015, we granted 1,028,523 shares of restricted stock with a fair value of $50.18 per share under the SI Plan.  The value of those shares at the grant date, aggregating to $51.6 million, will generally be amortized to expense over a four-year vesting period.

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the current views and assumptions of management with respect to future events regarding our business and industry in general.  These forward-looking statements include all statements, other than statements of historical fact, regarding our financial position, business strategy and other plans and objectives for future operations, including statements with respect to revenues and earnings, the amount and composition of assets under management, distribution sources, expense levels, redemption rates and the financial markets and other conditions.  These statements are generally identified by the use of such words as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “forecast,” “estimate,” “expect,” “intend,” “plan,” “project,” “outlook,” “will,” “potential” and similar statements of a future or forward-looking nature.  Readers are cautioned that any forward-looking information provided by us or on our behalf is not a guarantee of future performance.  Actual results may differ materially from those contained in these forward-looking statements as a result of various factors, including but not limited to those discussed below.  If one or more events related to these or other risks, contingencies or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from those forecasted or expected.  Certain important factors that could cause actual results to differ materially from our expectations are disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2014, which include, without limitation:

·                                          The loss of existing distribution channels or inability to access new distribution channels;

·                                          A reduction in assets under our management on short notice, through increased redemptions in our distribution channels or our Funds, particularly those Funds with a high concentration of assets, or investors terminating their relationship with us or shifting their funds to other types of accounts with different rate structures;

·                                          The adverse ruling or resolution of any litigation, regulatory investigations and proceedings, or securities arbitrations by a federal or state court or regulatory body;

·                                          The introduction of legislative or regulatory proposals or judicial rulings that change the independent contractor classification of our financial advisors at the federal or state level for employment tax or other employee benefit purposes;

·                                          A decline in the securities markets or in the relative investment performance of our Funds and other investment portfolios and products as compared to competing funds;

·                                          The ability of mutual fund and other investors to redeem their investments without prior notice or on short notice;

·                                          Non-compliance with applicable laws or regulations and changes in current legal, regulatory, accounting, tax or compliance requirements or governmental policies;

·                                          Our inability to attract and retain senior executive management and other key personnel to conduct our broker/dealer, fund management and investment management advisory business;

·                                          A failure in, or breach of, our operational or security systems or our technology infrastructure, or those of third parties on which we rely; and

·                                          Our inability to implement new information technology and systems, or our inability to complete such implementation in a timely or cost effective manner.

The foregoing factors should not be construed as exhaustive and should be read together with other cautionary statements included in this and other reports and filings we make with the Securities and Exchange Commission (the “SEC”), including the information in Item 1 “Business” and Item 1A “Risk Factors” of Part I and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II to our Annual Report on Form 10-K for the year ended December 31, 2014 and as updated in our quarterly reports on Form 10-Q for the year ending December 31, 2015.  All forward-looking statements speak only as of the date on which they are made and we undertake no duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law.

Overview

Founded in 1937, we are one of the oldest mutual fund and asset management firms in the country, with expertise in a broad range of investment styles and across a variety of market environments.  Our earnings and cash flows are heavily dependent on financial market conditions.  Significant increases or decreases in the various securities markets can have a material impact on our results of operations, financial condition and cash flows.

We derive our revenues from providing investment management and advisory services, investment product underwriting and distribution, and shareholder services administration to the Waddell & Reed Advisors group of mutual funds (the “Advisors Funds”), Ivy Funds (the “Ivy Funds”), Ivy Funds Variable Insurance Portfolios (the “Ivy Funds VIP”), InvestEd Portfolios (“InvestEd”) (collectively, the Advisors Funds, Ivy Funds, Ivy Funds VIP and InvestEd are referred to as the “Funds”), the Selector Management Fund SICAV and its Ivy Global Investors sub-funds (the “Selector Management Funds”) and institutional and separately managed accounts. Investment management and/or advisory fees are based on the amount of average assets under management and are affected by sales levels, financial market conditions, redemptions and the composition of assets. Our underwriting and distribution revenues consist of Rule 12b-1 asset-based service and distribution fees, fees earned on fee-based asset allocation products and related advisory services, distribution fees on certain variable products, and commissions derived from sales of investment and insurance products. The products sold have various commission structures and the revenues received from those sales vary based on the type and dollar amount sold.  Shareholder service fee revenue includes transfer agency fees, custodian fees from retirement plan accounts, portfolio accounting and administration fees, and is earned based on assets under management or number of client accounts.  Our major expenses are for commissions, employee compensation, field support, dealer services and information technology.

One of our distinctive qualities is that we distribute our investment products through a balanced distribution network. Our retail products are distributed through our Wholesale channel, which includes third parties such as other broker/dealers, registered investment advisors and various retirement platforms or through our Advisors channel sales force of independent financial advisors.  Through our Institutional channel we distribute a variety of investment styles for a variety of types of institutions.

Company Developments

·                  Barron’s Best Mutual Fund Families named Waddell & Reed Advisors Funds as Best Mutual Fund Family over the 10-year period ended December 31, 2014, out of 48 firms.

·                  Operating revenues of $385.5 million in the first quarter of 2015 decreased $5.0 million, or 1%, compared to the first quarter of 2014.

·                  Operating income of $104.4 million in the first quarter of 2015 decreased $12.1 million, or 10%, compared to the first quarter of 2014.  Our operating margin of 27.1% for the three months ended March 31, 2015 declined from 29.9% for the three months ended March 31, 2014. Net income of $67.1 million for the first three months of 2015 decreased $7.8 million, or 10%, compared to this same period a year ago.

·                  Our assets under management decreased 6% from $131.4 billion at March 31, 2014 to $122.9 billion at March 31, 2015 and our average assets under management decreased 4% from $128.8 billion for the quarter ended March 31, 2014 to $123.3 billion for the quarter ended March 31, 2015.

·                  Although company-wide sales in the first quarter of 2015 decreased 46% compared to record high sales in the first quarter of 2014, we sustained prior sales diversification levels.  Sales exceeded $100.0 million for 10 investment strategies during the first quarter of 2015; of these investment strategies, sales for three strategies exceeded $500.0 million.

·                  The long-term redemption rate in the Wholesale channel increased to 42.9% during the first quarter of 2015, compared to 21.1% during the same period in 2014, primarily driven by redemptions in the Ivy Asset Strategy Fund and the Ivy High Income Fund.

·                  Our balance sheet remains solid, and we ended the first quarter of 2015 with cash and investments of $856.2 million.

Assets Under Management

During the first quarter of 2015, assets under management decreased to $122.9 billion compared to $123.7 billion on December 31, 2014 due to outflows of $3.6 billion offset by market appreciation of $2.8 billion.

Change in Assets Under Management(1)

	First Quarter 2015
	Wholesale	Advisors	Institutional	Total
	(in millions)

Beginning Assets	$60,335	45,517	17,798	123,650

Sales(2)	3,870	1,270	300	5,440
Redemptions	(6,259)	(1,279)	(1,460)	(8,998)
Net Exchanges	224	(224)	—	—
Net Flows	(2,165)	(233)	(1,160)	(3,558)

Market Appreciation/Other	1,242	1,101	459	2,802
Ending Assets	$59,412	46,385	17,097	122,894

	First Quarter 2014
	Wholesale	Advisors	Institutional	Total
	(in millions)

Beginning Assets	$67,055	43,667	15,821	126,543

Sales(2)	7,017	1,435	1,554	10,006
Redemptions	(3,562)	(1,106)	(679)	(5,347)
Net Exchanges	112	(112)	—	—
Net Flows	3,567	217	875	4,659

Market Appreciation/Other	(155)	340	(4)	181
Ending Assets	$70,467	44,224	16,692	131,383

(1)         Includes all activity of the Funds, the Selector Management Funds and institutional and separate accounts, including money market funds and transactions at net asset value, for which we receive no commissions.

(2)         Primarily gross sales (net of sales commission), but also includes net reinvested dividends and capital gains and investment income.

Average assets under management, which are generally more indicative of trends in revenue for providing investment management services than the quarter over quarter change in ending assets under management, are presented below.

Average Assets Under Management

	First Quarter 2015
	Wholesale	Advisors	Institutional	Total
	(in millions)

Asset Class:
Equity	$48,628	34,188	16,551	$99,367
Fixed Income	10,763	10,110	1,049	21,922
Money Market	154	1,827	—	1,981
Total	$59,545	46,125	17,600	$123,270

	First Quarter 2014
	Wholesale	Advisors	Institutional	Total
	(in millions)

Asset Class:
Equity	$55,051	32,448	15,536	$103,035
Fixed Income	13,382	9,617	634	23,633
Money Market	184	1,926	—	2,110
Total	$68,617	43,991	16,170	$128,778

Results of Operations — Three Months Ended March 31, 2015 as Compared with Three Months Ended March 31, 2014

Net Income

	Three months ended
	March 31,
	2015	2014	Variance

Net Income (in thousands)	$67,113	74,864	-10%

Earnings per share, basic and diluted	$0.80	0.88	-9%

Operating Margin	27.1%	29.9%	-280	bps

Total Revenues

Total revenues decreased 1% to $385.5 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 due primarily to a decrease in average assets under management of 4% driven by net outflows.

	Three months ended
	March 31,
	2015	2014	Variance
	(in thousands, except percentage data)

Investment management fees	$182,105	188,037	-3%
Underwriting and distribution fees	166,978	165,267	1%
Shareholder service fees	36,375	37,112	-2%
Total revenues	$385,458	390,416	-1%

Investment Management Fee Revenues

Investment management fee revenues are earned by providing investment advisory services to the Funds, the Selector Management Funds and to institutional and separate accounts.  Investment management fee revenues for the first quarter of 2015 decreased $5.9 million, or 3%, from last year’s first quarter.

Revenues from investment management services provided to our retail mutual funds, which are distributed through the Wholesale, Advisors and Institutional channels, were $167.1 million for the quarter ended March 31, 2015.  Revenues decreased $7.0 million, or 4%, compared to the first quarter of 2014, while the related retail average assets under management decreased 6% to $105.7 billion. Investment management revenues decreased less than the related average assets under management due to an increase in the average management fee rate from 62.7 basis points in 2014 to 64.1 basis points in 2015.  The increase in the average management fee rate was driven by a mix-shift of assets into investment styles with higher management fee rates.  Management fee waivers of $2.6 million and $2.8 million were recorded as an offset to investment management fees for the three month periods ended March 31, 2015 and March 31, 2014, respectively. Of the total management fee waivers recorded, $1.8 million and $1.9 million were related to money market funds for the first quarters of 2015 and 2014, respectively.

Institutional account revenues were $15.0 million for the first quarter of 2015, representing an increase of $1.1 million, or 8%, from the first quarter of 2014, while average assets under management increased 9%.  Account revenues increased less than the related average assets under management due to a decline in the average management fee rate.  The decline in the average management fee rate was driven by a mix-shift of assets into investment styles and account types with lower management fee rates.

The long-term redemption rate (which excludes money market fund redemptions) in the Wholesale channel was 42.9% in the first quarter of 2015, compared to 21.1% in the first quarter of 2014.  The increased rate in the first quarter of 2015 was driven primarily by redemptions in the Ivy Asset Strategy Fund and Ivy High Income Fund.  Prolonged redemptions in the Wholesale channel could negatively affect revenues in future periods.  In the Advisors channel, the long-term redemption rate (which excludes money market fund redemptions) was 9.0% for the quarter ended March 31, 2015 compared to 8.2% in the first quarter of 2014.  We expect the Advisors channel long-term redemption rate to remain lower than that of the industry average due to the personal and customized nature in which our financial advisors provide service to our clients by focusing on meeting their long-term financial objectives.  The long-term redemption rate for our Institutional channel was 33.7% and 17.0% for the first quarter of 2015 and 2014, respectively.  The increased rate in the first quarter of 2015 was primarily driven by a reallocation of sovereign wealth funds.

Our overall redemption rate of 29.0% for the first quarter of 2015 is slightly higher that the current year-to-date industry average of approximately 25%, based on data from the Investment Company Institute.

Underwriting and Distribution Fee Revenues and Expenses

The following tables summarize our underwriting and distribution fee revenues and expenses segregated by distribution channel:

	First Quarter 2015
	Wholesale	Advisors	Total
	(in thousands)

Revenue	$52,142	114,836	166,978
Expenses - Direct	(68,595)	(82,022)	(150,617)
Expenses - Indirect	(14,029)	(30,774)	(44,803)
Net Distribution (Costs)/Excess	$(30,482)	2,040	(28,442)

	First Quarter 2014
	Wholesale	Advisors	Total
	(in thousands)

Revenue	$59,564	105,703	165,267
Expenses - Direct	(79,700)	(74,697)	(154,397)
Expenses - Indirect	(11,535)	(29,019)	(40,554)
Net Distribution (Costs)/Excess	$(31,671)	1,987	(29,684)

The following tables summarize the significant components of underwriting and distribution fee revenues segregated by distribution channel:

	First Quarter 2015
	Wholesale	Advisors	Total
	(in thousands)

Underwriting and distribution fee revenues
Rule 12b-1 service and distribution fees	$49,925	30,336	80,261
Fee-based asset allocation product revenues	—	55,422	55,422
Sales commissions on front-end load mutual fund and variable annuity sales	919	16,925	17,844
Sales commissions on other products	—	6,278	6,278
Other revenues	1,298	5,875	7,173
Total	$52,142	114,836	166,978

	First Quarter 2014
	Wholesale	Advisors	Total
	(in thousands)

Underwriting and distribution fee revenues
Rule 12b-1 service and distribution fees	$56,792	28,931	85,723
Fee-based asset allocation product revenues	—	47,347	47,347
Sales commissions on front-end load mutual fund and variable annuity sales	2,032	17,132	19,164
Sales commissions on other products	—	6,361	6,361
Other revenues	740	5,932	6,672
Total	$59,564	105,703	165,267

Underwriting and distribution revenues earned in the first quarter of 2015 increased by $1.7 million, or 1%, compared to the first quarter of 2014.  In our Advisors channel, revenues from fee-based asset allocation products continued to be meaningful, increasing to 48% of Advisor channel underwriting and distribution revenues in the first quarter of 2015 compared to 45% in the first quarter of 2014.  Fee-based asset allocation assets under management grew from $15.1 billion at March 31, 2014 to $18.0 billion at March 31, 2015, generating an increase of fee-based asset allocation revenue of $8.1 million, or 17%, as advisors increasingly utilize fee-based programs for their clients.  Rule 12b-1 asset based service and distribution fees across both channels decreased $5.5 million, or 6%, quarter over quarter driven by a 5% decrease in average mutual fund assets under management for which we earn Rule 12b-1 revenues.  Approximately 75% of Rule 12b-1 revenues earned are a pass-through to direct underwriting and distribution expenses.

Underwriting and distribution expenses for the first quarter of 2015 increased by $0.5 million, or less than 1%, compared to the first quarter of 2014.  Direct expenses in the Wholesale channel decreased by $11.1 million due to decreased average wholesale assets under management of 13% and lower sales volume year over year, which resulted in lower dealer compensation, wholesaler commissions and Rule 12b-1 asset-based service and distribution expenses paid to third party distributors.  Direct expenses in the Advisors channel grew faster than revenue as a result of higher payout rates due to increased advisor productivity and increased bonus expense.  Indirect expenses across both channels increased $4.2 million, or 10%, compared to the quarter ended March 31, 2014, primarily due to increased employee compensation and benefits, business meetings and travel expenses, advertising expenses and sales convention expenses.

Shareholder Service Fee Revenue

Shareholder service fee revenue primarily includes transfer agency fees, custodian fees from retirement plan accounts, and portfolio accounting and administration fees.  Transfer agency fees are asset-based and/or account-based revenues, portfolio accounting and administration fees are asset-based revenues and custodian fees from retirement plan accounts are based on the number of client accounts.

During the first quarter of 2015, shareholder service fee revenue decreased $0.7 million, or 2%, compared to the first quarter of 2014.  Asset-based fees decreased $0.9 million for the same period. Of the decrease in asset-based fees, fees for the I, Y, R and R6 share classes decreased $1.0 million, or 9%, compared to the first quarter of 2014.  Assets in the I, Y, R and R6 share classes declined from a quarterly average of $30.0 billion at March 31, 2014 to an average of $27.5 billion at March 31, 2015, representing a decrease of 8%.  Account-based fees during the first quarter of 2015 increased $0.2 million quarter over quarter due to a slight increase in the number of accounts compared to the first quarter of 2014.

Total Operating Expenses

Operating expenses increased $7.2 million, or 3%, in the first quarter of 2015 compared to the first quarter of 2014, primarily due to increased compensation and related costs and increased general and administrative costs.

	Three Months Ended
	March 31,
	2015	2014	Variance
	(in thousands, except percentage data)
Underwriting and distribution	$195,420	194,951	0%
Compensation and related costs	53,495	50,009	7%
General and administrative	25,678	23,756	8%
Subadvisory fees	2,387	1,877	27%
Depreciation	4,034	3,249	24%
Total operating expenses	$281,014	273,842	3%

Compensation and Related Costs

Compensation and related costs during the first quarter of 2015 increased $3.5 million, or 7%, compared to the first quarter of 2014.  An increase in base salaries and payroll taxes of $2.0 million due to increased headcount and annual salary increases and an increase in incentive compensation of $1.5 million were the primary drivers. We also incurred higher pension expense during the first quarter of 2015. Partially offsetting the increases, share-based compensation decreased $0.6 million primarily due to estimated forfeiture rate adjustments throughout 2014.

General and Administrative Costs

General and administrative expenses increased $1.9 million to $25.7 million for the first quarter of 2015, compared to the first quarter of 2014.  The increase is primarily due to increased technology consulting and computer services and software costs related to the acceleration of technology infrastructure initiatives, as well as increased dealer services costs, primarily due to an adjustment recorded in the first quarter of 2015 related to a third party share conversion.  A majority of dealer services costs represent pass-through costs to third party dealers.

Subadvisory Fees

Subadvisory fees represent fees paid to other asset managers for providing advisory services for certain mutual fund portfolios.  Gross management fee revenues for products subadvised by others were $4.4 million for the three months ended March 31, 2015 compared to $3.6 million for the first quarter of 2014 due to a 33% increase in subadvised average net assets under management.  Subadvisory expenses during the three months ended March 31, 2015 increased in relation to revenue when compared to the first quarter of 2014.

Subadvised average assets under management at March 31, 2015 were $2.6 billion compared to an average of $2.0 billion at March 31, 2014.

Investment and Other Income and Taxes

Investment and other income increased slightly for the first quarter of 2015 compared to the same period in 2014.  A $1.2 million increase in realized gains on the sale of available for sale affiliated funds (mutual funds and UCITS sub-funds) was largely offset by a $1.1 million decrease in mark-to-market gains on affiliated fund holdings in our trading portfolio.

Our effective income tax rate was 36.5% for the first quarter of 2015, as compared to 36.4% for the first quarter of 2014.  Due to the sale of a subsidiary in 2013, the Company has deferred tax assets related to capital loss carryforwards that are available to offset current and future capital gains.  A valuation allowance was recorded on this capital loss when realized due to the extent that this loss exceeded available capital gains. The valuation allowance was necessary due to the limited carryforward period permitted by law on losses of this character.  An increase in the fair value of the Company’s trading securities portfolio and realized capital gains on securities classified as available for sale in the first quarter of 2015 and 2014 allowed for a release of a portion of the valuation allowance, thereby reducing income tax expense by $1.3 million and $1.2 million, respectively.

The first quarter 2015 and 2014 effective income tax rates, removing the effects of the valuation allowance, would have been 37.7% and 37.4%, respectively.  The adjusted effective tax rate in the first quarter of 2015 was higher primarily due to lower income before taxes in the first quarter of 2015, which increased the impact of non-deductible expenses on the effective income tax rate.  Additionally, the Company increased unrecognized state tax benefits relating to prior periods for which the outcome is uncertain.

The Company expects its future effective tax rate, exclusive of any increases or reductions to the valuation allowance, state tax incentives, unanticipated state tax legislative changes, and unanticipated fluctuations in earnings to range from 37% to 39%.

Liquidity and Capital Resources

Our operations provide much of the cash necessary to fund our priorities, as follows:

·                  Finance internal growth

·                  Pay dividends

·                  Repurchase our stock

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

Pay Dividends

We paid quarterly dividends on our Class A common stock that resulted in financing cash outflows of $36.0 million and $29.0 million for the first quarter of 2015 and 2014, respectively.  The Board of Directors approved an increase in the quarterly dividend on our common stock from $0.34 per share to $0.43 per share beginning with the dividend we declared in the fourth quarter 2014 and paid on February 2, 2015 to stockholders of record on January 12, 2015.  The total dividend to be paid on May 1, 2015 to stockholders of record on April 10, 2015 is approximately $35.9 million.

Repurchase Our Stock

We repurchased 106,058 shares and 280,186 shares of our Class A common stock in the open market or privately during the three months ended March 31, 2015 and 2014, respectively, resulting in cash outflows of $4.6 million and $17.7 million, respectively.

Operating Cash Flows

Cash from operations, our primary source of funds, increased $1.3 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

The payable to investment companies for securities, payable to customers and other receivables accounts can fluctuate significantly based on trading activity at the end of a reporting period.  Changes in these accounts result in variances within cash from operations on the statement of cash flows; however, there is no impact to the Company’s liquidity and operations for the variances in these accounts.

During the first quarter of 2015, we contributed $20.0 million to our pension plan.  We do not expect to make additional contributions for the remainder of the year.

Investing Cash Flows

Investing activities consist primarily of the purchase, sale and maturities of available for sale investment securities, as well as capital expenditures.  We expect our 2015 capital expenditures to be in the range of $25.0 to $35.0 million.

Financing Cash Flows

As noted previously, dividends and stock repurchases accounted for a majority of our financing cash outflows in the first three months of 2015 and 2014.

Future Capital Requirements

Management believes its available cash, marketable securities and expected cash flow from operations will be sufficient to fund its short-term operating and capital requirements.  Expected short-term uses of cash include dividend payments, interest payments on outstanding debt, income tax payments, seed money for new products, share repurchases, payment of deferred commissions to our financial advisors and third parties, pension funding, capital expenditures and home office leasehold improvements, and could include strategic acquisitions.

Expected long-term capital requirements include indebtedness, operating leases and purchase obligations, and potential settlement of tax liabilities.  Other possible long-term discretionary uses of cash could include capital expenditures for enhancement of technology infrastructure and home office expansion, strategic acquisitions, payment of dividends, income tax payments, seed money for new products, pension funding, share repurchases and payment of upfront fund commissions for Class C shares and certain fee-based asset allocation products.  We expect payment of upfront fund commissions for certain fee-based asset allocation products will decline in future years due to a change in our advisor compensation plan whereby a smaller population of advisors are eligible for upfront commissions on the sale of these products.

Critical Accounting Policies and Estimates

Management believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.  The Company’s critical accounting policies and estimates are disclosed in the “Critical Accounting Policies and Estimates” section of our Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”).

Supplemental Information

	First	First
	Quarter	Quarter
	2015	2014	Variance

Channel highlights
Number of wholesalers	61	60	1.7%
Number of advisors	1,745	1,737	0.5%
Advisor productivity (in thousands)(1)	$65.9	60.9	8.2%

Redemption rates - long term assets
Wholesale	42.9%	21.1%
Advisors	9.0%	8.2%
Institutional	33.7%	17.0%
Total	29.0%	16.2%

Operating highlights
Organic growth (decay) annualized	(11.5)%	14.7%
Total assets under management (in millions)	$122,894	131,383	(6.46)%

Operating margin	27.1%	29.9%

Diversification (company total)
As % of Sales
Asset Strategy	17.1%	33.4%
Fixed Income	23.8%	23.3%
Other	59.1%	43.3%
As % of Assets Under Management
Asset Strategy	27.0%	33.9%
Fixed Income	17.7%	18.6%
Other	55.3%	47.5%

Shareholder service fees
Average assets for I, Y, R and R6 share classes (in millions)	$27,512	30,038	(8.41)%
Number of shareholder accounts (in thousands)	4,404	4,393	0.3%

(1)   Advisors’ productivity is calculated by dividing underwriting and distribution revenues for the Advisors channel by the average number of advisors during the quarter.

Item 3.                                 Quantitative and Qualitative Disclosures About Market Risk

We are primarily exposed to market risk associated with unfavorable movements in interest rates and securities prices.  The Company has had no material changes in its market risk policies or its market risk sensitive instruments and positions from that previously reported in the Company’s 2014 Form 10-K

Item 4.                                 Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2015, have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.

The Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

Item 1A.                        Risk Factors

The Company has had no material changes to its Risk Factors from those previously reported in the Company’s 2014 Form 10-K.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information about the shares of Class A common stock we repurchased during the first quarter of 2015.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program

January 1 - January 31	95,000	$42.60	95,000	n/a	(1)
February 1 - February 28	11,058	49.85	5,500	n/a	(1)
March 1 - March 31	—	—	—	n/a	(1)

Total	106,058	$43.34	100,500

(1)         On August 31, 1998, we announced that our Board of Directors approved a program to repurchase shares of our common stock on the open market.  Under the repurchase program, we are authorized to repurchase, in any seven-day period, the greater of (i) 3% of our outstanding common stock or (ii) $50 million of our common stock.  We may repurchase our common stock through the New York Stock Exchange, other national or regional market systems, electronic communication networks or alternative trading systems.  Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased.  Our Board of Directors reviewed and ratified the stock repurchase program in October 2012.  During the first quarter of 2015, 100,500 shares of our common stock were repurchased pursuant to the repurchase program and 5,558 shares, reflected in the table above, were purchased in connection with funding employee income tax withholding obligations arising from the vesting of restricted shares.

Item 6.                                 Exhibits

31.1*	Section 302 Certification of Chief Executive Officer

31.2*	Section 302 Certification of Chief Financial Officer

32.1**	Section 906 Certification of Chief Executive Officer

32.2**	Section 906 Certification of Chief Financial Officer

101*

Materials from the Waddell & Reed Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Unaudited Consolidated Financial Statements, tagged in detail.

*   Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 1st day of May 2015.

WADDELL & REED FINANCIAL, INC.

By:	/s/ Henry J. Herrmann
Chief Executive Officer, Chairman of the Board and Director
(Principal Executive Officer)

By:	/s/ Brent K. Bloss
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/ Melissa A. Clouse
Vice President and Controller
(Principal Accounting Officer)