Form 10-Q
period 2015-06-30
WADDELL & REED FINANCIAL INC
filed 2015-07-31
CIK 1052100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Class	Outstanding as of July 23, 2015
Class A common stock, $.01 par value	83,739,728

WADDELL & REED FINANCIAL, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

Quarter Ended June 30, 2015

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	June 30,
	2015	December 31,
	(unaudited)	2014

Assets:
Cash and cash equivalents	$614,865	566,621
Cash and cash equivalents - restricted	59,935	76,595
Investment securities	238,985	243,283
Receivables:
Funds and separate accounts	33,822	39,110
Customers and other	151,550	216,843
Deferred income taxes	6,941	7,454
Income taxes receivable	3,712	7,747
Prepaid expenses and other current assets	20,750	14,980

Total current assets	1,130,560	1,172,633

Property and equipment, net	98,200	92,304
Deferred sales commissions, net	38,954	56,472
Goodwill and identifiable intangible assets	158,118	158,123
Deferred income taxes	21,723	20,036
Other non-current assets	14,415	12,298
Total assets	$1,461,970	1,511,866

Liabilities:
Accounts payable	$24,893	32,263
Payable to investment companies for securities	88,664	129,633
Payable to third party brokers	59,510	67,954
Payable to customers	67,533	110,399
Accrued compensation	75,213	67,574
Other current liabilities	55,176	55,143

Total current liabilities	370,989	462,966

Long-term debt	190,000	190,000
Accrued pension and postretirement costs	29,595	45,936
Other non-current liabilities	25,747	26,880

Total liabilities	616,331	725,782

Commitments and contingencies

Stockholders’ equity:
Preferred stock-$1.00 par value: 5,000 shares authorized; none issued	—	—
Class A Common stock-$0.01 par value: 250,000 shares authorized; 99,701 shares issued; 83,916 shares outstanding (83,654 at December 31, 2014)	997	997
Additional paid-in capital	317,513	318,636
Retained earnings	1,104,136	1,041,909
Cost of 15,785 common shares in treasury (16,047 at December 31, 2014)	(525,276)	(525,015)
Accumulated other comprehensive loss	(51,731)	(50,443)
Total stockholders’ equity	845,639	786,084
Total liabilities and stockholders’ equity	$1,461,970	1,511,866

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited, in thousands, except for per share data)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2015	2014	2015	2014

Revenues:
Investment management fees	$185,914	193,624	368,019	381,661
Underwriting and distribution fees	171,508	169,001	338,486	334,268
Shareholder service fees	36,568	38,009	72,943	75,121

Total	393,990	400,634	779,448	791,050

Operating expenses:
Underwriting and distribution	195,762	195,608	391,182	390,559
Compensation and related costs (including share-based compensation of $11,333, $14,593, $23,806 and $27,679, respectively)	52,829	48,589	106,324	98,598
General and administrative	27,897	27,183	53,575	50,939
Subadvisory fees	2,394	2,069	4,781	3,946
Depreciation	4,064	3,541	8,098	6,790

Total	282,946	276,990	563,960	550,832

Operating income	111,044	123,644	215,488	240,218
Investment and other income	9	6,100	3,981	10,000
Interest expense	(2,765)	(2,755)	(5,531)	(5,510)

Income before provision for income taxes	108,288	126,989	213,938	244,708
Provision for income taxes	40,843	44,001	79,380	86,856

Net income	$67,445	82,988	134,558	157,852

Net income per share, basic and diluted:	$0.80	0.98	1.61	1.86

Weighted average shares outstanding, basic and diluted:	84,079	85,073	83,831	85,046

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2015	2014	2015	2014

Net income	$67,445	82,988	134,558	157,852

Other comprehensive income:

Unrealized appreciation (depreciation) of available for sale investment securities during the period, net of income tax expense (benefit) of $(8), $4, $5 and $2, respectively	(4,974)	2,170	(3,164)	1,471

Pension and postretirement benefits, net of income tax expense of $397, $167, $951 and $372, respectively	933	285	1,876	632

Comprehensive income	$63,404	85,443	133,270	159,955

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2015

(Unaudited, in thousands)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Loss	Equity

Balance at December 31, 2014	99,701	$997	318,636	1,041,909	(525,015)	(50,443)	786,084

Net income	—	—	—	134,558	—	—	134,558
Recognition of equity compensation	—	—	23,806	—	—	—	23,806
Net issuance/forfeiture of nonvested shares	—	—	(29,743)	—	29,743	—	—
Dividends accrued, $0.86 per share	—	—	—	(72,331)	—	—	(72,331)
Excess tax benefits from share-based payment arrangements	—	—	4,814	—	—	—	4,814
Repurchase of common stock	—	—	—	—	(30,004)	—	(30,004)
Other comprehensive income	—	—	—	—	—	(1,288)	(1,288)

Balance at June 30, 2015	99,701	$997	317,513	1,104,136	(525,276)	(51,731)	845,639

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the six months
	ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$134,558	157,852
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,100	6,906
Amortization of deferred sales commissions	24,270	32,967
Share-based compensation	23,806	27,679
Excess tax benefits from share-based payment arrangements	(4,814)	(16,861)
Gain on sale of available for sale investment securities	(2,804)	(2,586)
Net purchases and sales or maturities of trading securities	56	(18,269)
Gain on trading securities	(3)	(5,508)
Loss on sale and retirement of property and equipment	84	1,058
Capital gains and dividends reinvested	—	(9)
Deferred income taxes	(2,130)	1,357
Changes in assets and liabilities:
Cash and cash equivalents - restricted	16,660	32,457
Other receivables	65,293	(63,441)
Payable to investment companies for securities and payable to customers	(83,835)	18,048
Receivables from funds and separate accounts	5,288	(2,215)
Other assets	(7,887)	(9,743)
Deferred sales commissions	(6,752)	(33,322)
Accounts payable and payable to third party brokers	(15,814)	3,637
Other liabilities	1,768	(899)

Net cash provided by operating activities	$155,844	129,108

Cash flows from investing activities:
Purchases of available for sale investment securities	(25,891)	(52,941)
Proceeds from sales and maturities of available for sale investment securities	29,778	64,666
Additions to property and equipment	(14,078)	(18,161)

Net cash used in investing activities	$(10,191)	(6,436)

Cash flows from financing activities:
Dividends paid	(72,219)	(57,963)
Repurchase of common stock	(30,004)	(61,722)
Excess tax benefits from share-based payment arrangements	4,814	16,861

Net cash used in financing activities	$(97,409)	(102,824)
Net increase in cash and cash equivalents	48,244	19,848
Cash and cash equivalents at beginning of period	566,621	487,845
Cash and cash equivalents at end of period	$614,865	507,693

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.              Description of Business and Significant Accounting Policies

Waddell & Reed Financial, Inc. and Subsidiaries

Waddell & Reed Financial, Inc. and subsidiaries (hereinafter referred to as the “Company,” “we,” “our” and “us”) derive revenues from investment management and advisory services, investment product underwriting and distribution, and/or shareholder services administration provided to the Waddell & Reed Advisors group of mutual funds (the “Advisors Funds”), Ivy Funds (the “Ivy Funds”), Ivy Funds Variable Insurance Portfolios (the “Ivy Funds VIP”) and InvestEd Portfolios (“InvestEd”) (collectively, the Advisors Funds, Ivy Funds, Ivy Funds VIP and InvestEd are referred to as the “Funds”), the Selector Management Fund SICAV, renamed Ivy Global Investors SICAV effective July 1, 2015, and its Ivy Global Investors sub-funds (the “IGI Funds”) and institutional and separately managed accounts.  The Funds and the institutional and separately managed accounts operate under various rules and regulations set forth by the United States Securities and Exchange Commission (the “SEC”).  The IGI Funds are regulated by Luxembourg’s Commission de Surveillance du Secteur Financier as an undertaking for collective investment in transferable securities (“UCITS”). Services to the Funds are provided under investment management agreements, underwriting agreements, and shareholder servicing and accounting service agreements that set forth the fees to be charged for these services.  Services to the IGI Funds are provided under investment management and underwriting agreements.  The majority of these agreements are subject to annual review and approval by each Fund’s board of trustees.  Our revenues are largely dependent on the total value and composition of assets under management.  Accordingly, fluctuations in financial markets and composition of assets under management can significantly impact our revenues and results of operations.

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

In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only a normal and recurring nature) necessary to present fairly our financial position at June 30, 2015, the results of operations for the three and six months ended June 30, 2015 and 2014, and cash flows for the six months ended June 30, 2015 and 2014 in conformity with accounting principles generally accepted in the United States.

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

3.              Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.”  ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  This standard also specifies the accounting for certain costs to obtain or fulfill a contract with a customer.  This ASU will supersede much of the existing revenue recognition guidance in accounting principles generally accepted in the United States and is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period; early application is permitted for the first interim period within annual reporting periods beginning after December 15, 2016.  ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method.  The Company is evaluating which transition method to apply and the estimated impact the adoption of this ASU will have on our consolidated financial statements and related disclosures.

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis.”  The amendments in this ASU will affect all companies that are required to evaluate whether they should consolidate another entity. Additionally, the amendments in this ASU rescind the indefinite deferral of FASB Statement 167, “Amendments to FASB Interpretation No. 46(r)” included in FASB ASU 2010-10, “Consolidation — Amendments for Certain Investment Funds.”  ASU 2015-02 will be effective for annual reporting periods after December 15, 2015, including interim periods within that reporting period; early adoption is permitted.  This standard permits the use of either a full retrospective or a modified retrospective approach. The Company is evaluating which approach to apply and the estimated impact the adoption of this ASU will have on our consolidated financial statements and related disclosures.

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

In April 2015, the FASB issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.”  ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license.  If a cloud computing arrangement includes a software license, then the customer would account for the software license element of the arrangement consistent with its accounting for the acquisition of other software licenses.  If a cloud computing arrangement does not include a software license, the customer would account for the arrangement as a service contract.  The proposed guidance would not change GAAP for a customer’s accounting of software license or service contracts.  This standard will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015; early adoption is permitted.  The Company believes that the adoption of this ASU in 2016 will result in an immaterial impact to our consolidated financial statements.

4.              Investment Securities

Investment securities at June 30, 2015 and December 31, 2014 are as follows:

	Amortized	Unrealized	Unrealized
June 30, 2015	cost	gains	losses	Fair value
	(in thousands)
Available for sale securities:
Affiliated funds	$210,839	4,925	(9,239)	206,525
	$210,839	4,925	(9,239)	206,525

Trading securities:
Mortgage-backed securities				24
Common stock				73
Affiliated funds				32,363
				32,460

Total investment securities				$238,985

	Amortized	Unrealized	Unrealized
December 31, 2014	cost	gains	losses	Fair value
	(in thousands)
Available for sale securities:
Affiliated funds	$162,425	4,237	(5,392)	161,270
	$162,425	4,237	(5,392)	161,270

Trading securities:
Mortgage-backed securities				28
Common stock				72
Affiliated funds				81,913
				82,013

Total investment securities				$243,283

Purchases of trading securities during the six months ended June 30, 2015 were $0.3 million.  Sales of trading securities were $0.3 million for the same period.

A summary of available for sale affiliated funds with fair values below carrying values at June 30, 2015 and December 31, 2014 is as follows:

	Less than 12 months		12 months or longer		Total
		Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2015	Fair value	losses	value	losses	value	losses
(in thousands)
Affiliated funds	$147,131	(9,204)	305	(35)	147,436	(9,239)

	Less than 12 months		12 months or longer		Total
		Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2014	Fair value	losses	value	losses	value	losses
(in thousands)
Affiliated funds	$66,858	(5,362)	1,187	(30)	68,045	(5,392)

Based upon our assessment of these affiliated funds, the time frame the investments have been in a loss position and our intent to hold affiliated funds until they have recovered, we determined that a write-down was not necessary at June 30, 2015.

Mortgage-backed securities accounted for as trading and held as of June 30, 2015 mature in 2022.

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

The following tables summarize our investment securities as of June 30, 2015 and December 31, 2014 that are recognized in our consolidated balance sheets using fair value measurements based on the differing levels of inputs.

June 30, 2015	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage-backed securities	$—	24	—	24
Common stock	73	—	—	73
Affiliated funds	238,888	—	—	238,888
Total	$238,961	24	—	238,985

December 31, 2014	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage-backed securities	$—	28	—	28
Common stock	72	—	—	72
Affiliated funds	243,183	—	—	243,183
Total	$243,255	28	—	243,283

5.              Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of purchase price over the tangible assets and identifiable intangible assets of an acquired business.  Our goodwill is not deductible for tax purposes.  As of June 30, 2015, the Company’s annual impairment test indicated that goodwill and identifiable intangible assets were not impaired.  Goodwill and identifiable intangible assets (all considered indefinite lived) at June 30, 2015 and December 31, 2014 are as follows:

	June 30,	December 31,
	2015	2014
	(in thousands)

Goodwill	$106,970	106,970

Mutual fund management advisory contracts	42,748	42,753
Mutual fund management subadvisory contracts	8,400	8,400
Total identifiable intangible assets	51,148	51,153

Total	$158,118	158,123

6.              Indebtedness

Debt is reported at its carrying amount in the consolidated balance sheet.  The fair value of the Company’s outstanding indebtedness is approximately $205.0 million at June 30, 2015 compared to the carrying value of $190.0 million.  Fair value is calculated based on Level 2 inputs.

7.              Income Tax Uncertainties

As of January 1, 2015 and June 30, 2015, the Company had unrecognized tax benefits, including penalties and interest, of $11.6 million ($8.3 million net of federal benefit) and $12.4 million ($8.9 million net of federal benefit), respectively, that if recognized, would impact the Company’s effective tax rate.  In the accompanying consolidated balance sheet, unrecognized tax benefits that are not expected to be settled within the next 12 months are included in other liabilities; unrecognized tax benefits that are expected to be settled within the next 12 months are included in income taxes payable; unrecognized tax benefits that reduce a net operating loss, similar tax loss, or tax credit carryforward are presented as a reduction to either current or noncurrent deferred income taxes, as applicable.

The Company’s accounting policy with respect to interest and penalties related to income tax uncertainties is to classify these amounts as income taxes.  As of January 1, 2015, the total amount of accrued interest and penalties related to uncertain tax positions recognized in the consolidated balance sheet was $3.5 million ($2.9 million net of federal benefit).  The total amount of penalties and interest, net of federal benefit, related to income tax uncertainties recognized in the statement of income for the six month period ended June 30, 2015 was $0.5 million.  The total amount of accrued penalties and interest related to uncertain tax positions at June 30, 2015 of $4.1 million ($3.4 million net of federal benefit) is included in the total unrecognized tax benefits described above.

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

The Company is currently being audited in various state jurisdictions.  It is reasonably possible that the Company will settle the audits in these jurisdictions within the next 12-month period.  The Company’s liability for unrecognized tax benefits, including penalties and interest, is not expected to decrease significantly upon settlement of these audits.  Additionally, such settlements are not anticipated to have a significant impact on the results of operations.

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

The components of net periodic pension and other postretirement costs related to these plans were as follows:

	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	Three months ended June 30,		Three months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014	2015	2014	2015	2014
	(in thousands)				(in thousands)
Components of net periodic benefit cost:
Service cost	$2,994	2,317	228	180	6,041	5,042	456	360
Interest cost	2,056	2,045	99	99	4,210	4,198	198	198
Expected return on plan assets	(3,565)	(3,595)	—	—	(7,256)	(7,008)	—	—
Actuarial (gain) loss amortization	1,209	337	—	(4)	2,585	748	—	(8)
Prior service cost amortization	115	104	5	14	230	234	10	28
Transition obligation amortization	1	1	—	—	2	2	—	—

Total(1)	$2,810	1,209	332	289	5,812	3,216	664	578

(1)         Approximately 60% of net periodic pension and other postretirement benefit costs are included in compensation and related costs on the consolidated statements of income, while the remainder is included in underwriting and distribution expense.

During the first quarter of 2015, we contributed $20.0 million to the Pension Plan.

9.              Stockholders’ Equity

Earnings per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)

Net income	$67,445	82,988	134,558	157,852

Weighted average shares outstanding, basic and diluted	84,079	85,073	83,831	85,046

Earnings per share, basic and diluted	0.80	0.98	1.61	1.86

Dividends

On April 15, 2015, the Board of Directors approved a dividend on our common stock in the amount of $0.43 per share to stockholders of record on July 13, 2015 to be paid on August 3, 2015.  The total dividend to be paid is approximately $36.1 million and is included in other current liabilities as of June 30, 2015.

Common Stock Repurchases

The Board of Directors has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in our stock-based compensation programs.

There were 516,533 shares and 628,022 shares repurchased in the open market or privately during the three months ended June 30, 2015 and 2014, respectively, which includes 306,533 shares and 423,452 shares, respectively, repurchased from employees who tendered shares to cover their minimum income tax withholdings with respect to vesting of stock awards during these same reporting periods. There were 622,591 shares and 908,208 shares repurchased in the open market or privately during the six months ended June 30, 2015 and 2014, respectively, which includes 312,091 shares and 426,119 shares, respectively, repurchased from employees who tendered shares to cover their minimum income tax withholdings with respect to vesting of stock awards during each of these two periods.

Accumulated Other Comprehensive Income (Loss)

The following tables summarize other comprehensive income (loss) activity for the three and six months ended June 30, 2015 and June 30, 2014.

Three months ended June 30, 2015	Unrealized gains on investment securities	Change in valuation allowance for unrealized gains (losses) on investment securities	Pension and postretirement benefits	Total accumulated other comprehensive income (loss)
	(in thousands)
Balance at March 31, 2015	$421	(809)	(47,302)	(47,690)

Other comprehensive income before reclassification	(2,845)	(1,671)	—	(4,516)
Amount reclassified from accumulated other comprehensive income	(289)	(169)	933	475
Net current period other comprehensive income (loss)	(3,134)	(1,840)	933	(4,041)

Balance at June 30, 2015	$(2,713)	(2,649)	(46,369)	(51,731)

Three months ended June 30, 2014	Unrealized gains on investment securities	Change in valuation allowance for unrealized gains (losses) on investment securities	Pension and postretirement benefits	Total accumulated other comprehensive income (loss)
	(in thousands)
Balance at March 31, 2014	$2,709	552	(19,472)	(16,211)

Other comprehensive income before reclassification	2,253	1,317	—	3,570
Amount reclassified from accumulated other comprehensive income	(884)	(516)	285	(1,115)
Net current period other comprehensive income	1,369	801	285	2,455

Balance at June 30, 2014	$4,078	1,353	(19,187)	(13,756)

Six months ended June 30, 2015	Unrealized gains on investment securities	Change in valuation allowance for unrealized gains (losses) on investment securities	Pension and postretirement benefits	Total accumulated other comprehensive income (loss)
	(in thousands)
Balance at December 31, 2014	$(727)	(1,471)	(48,245)	(50,443)

Other comprehensive income before reclassification	(222)	(158)	—	(380)
Amount reclassified from accumulated other comprehensive income	(1,764)	(1,020)	1,876	(908)
Net current period other comprehensive income (loss)	(1,986)	(1,178)	1,876	(1,288)

Balance at June 30, 2015	$(2,713)	(2,649)	(46,369)	(51,731)

Six months ended June 30, 2014	Unrealized gains on investment securities	Change in valuation allowance for unrealized gains (losses) on investment securities	Pension and postretirement benefits	Total accumulated other comprehensive income (loss)
	(in thousands)
Balance at December 31, 2013	$3,150	810	(19,819)	(15,859)

Other comprehensive income before reclassification	2,557	1,494	—	4,051
Amount reclassified from accumulated other comprehensive income	(1,629)	(951)	632	(1,948)
Net current period other comprehensive income	928	543	632	2,103

Balance at June, 2014	$4,078	1,353	(19,187)	(13,756)

Reclassifications from accumulated other comprehensive income (loss) and included in net income are summarized in the tables that follow.

	For the three months ended June 30, 2015
	Pre-tax	Tax (expense) benefit	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Realized gain on sale of available for sale investment securities	$459	(170)	289	Investment and other income
Valuation allowance	—	169	169	Provision for income taxes
Amortization of pension and postretirement benefits	(1,330)	397	(933)	Underwriting and distribution expense and Compensation and related costs
Total	$(871)	396	(475)

	For the three months ended June 30, 2014
	Pre-tax	Tax (expense) benefit	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Realized gain on sale of available for sale investment securities	$1,404	(520)	884	Investment and other income
Valuation allowance	—	516	516	Provision for income taxes
Amortization of pension and postretirement benefits	(452)	167	(285)	Underwriting and distribution expense and Compensation and related costs
Total	$952	163	1,115

	For the six months ended June 30, 2015
	Pre-tax	Tax (expense) benefit	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Realized gain on sale of available for sale investment securities	$2,804	(1,040)	1,764	Investment and other income
Valuation allowance	—	1,020	1,020	Provision for income taxes
Amortization of pension and postretirement benefits	(2,827)	951	(1,876)	Underwriting and distribution expense and Compensation and related costs
Total	$(23)	931	908

	For the six months ended June 30, 2014
	Pre-tax	Tax (expense) benefit	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Realized gain on sale of available for sale investment securities	$2,586	(957)	1,629	Investment and other income
Valuation allowance	—	951	951	Provision for income taxes
Amortization of pension and postretirement benefits	(1,004)	372	(632)	Underwriting and distribution expense and Compensation and related costs
Total	$1,582	366	1,948

10.       Share-Based Compensation

On April 2, 2015, we granted 1,028,523 shares of restricted stock with a fair value of $50.18 per share under the Company’s 1998 Stock Incentive Plan, as amended and restated (the “SI Plan”).  The value of those shares at the grant date, aggregating to $51.6 million, will generally be amortized to expense over a four-year vesting period.

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

•                                          A failure in, or breach of, our operational or security systems or our technology infrastructure, or those of third parties on which we rely; and

•                                          Our inability to implement new information technology and systems, or our inability to complete such implementation in a timely or cost effective manner.

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

We derive our revenues from providing investment management and advisory services, investment product underwriting and distribution, and shareholder services administration to the Waddell & Reed Advisors group of mutual funds (the “Advisors Funds”), Ivy Funds (the “Ivy Funds”), Ivy Funds Variable Insurance Portfolios (the “Ivy Funds VIP”) and InvestEd Portfolios (“InvestEd”) (collectively, the Advisors Funds, Ivy Funds, Ivy Funds VIP and InvestEd are referred to as the “Funds”), the Selector Management Fund SICAV, renamed Ivy Global Investors SICAV effective July 1, 2015, and its Ivy Global Investors sub-funds (the “IGI Funds”) and institutional and separately managed accounts. Investment management and/or advisory fees are based on the amount of average assets under management and are affected by sales levels, financial market conditions, redemptions and the composition of assets. Our underwriting and distribution revenues consist of Rule 12b-1 asset-based service and distribution fees, fees earned on fee-based asset allocation products and related advisory services, distribution fees on certain variable products, and commissions derived from sales of investment and insurance products. The products sold have various commission structures and the revenues received from those sales vary based on the type and dollar amount sold.  Shareholder service fee revenue includes transfer agency fees, custodian fees from retirement plan accounts, portfolio accounting and administration fees, and is earned based on assets under management or number of client accounts.  Our major expenses are for commissions, employee compensation, field support, dealer services and information technology.

One of our distinctive qualities is that we distribute our investment products through a balanced distribution network. Our retail products are distributed through our Wholesale channel, which includes third parties such as other broker/dealers, registered investment advisors and various retirement platforms, or through our Advisors channel sales force of independent financial advisors.  Through our Institutional channel, we distribute a variety of investment styles for a variety of types of institutions.

Company Developments

•                  Ivy Investment Management Company entered into a preliminary agreement with Navigate Fund Solutions, a subsidiary of Eaton Vance Corporation, to support the launch by Ivy Funds of a family of NextShares exchange-traded managed funds.  The Ivy Funds launch of NextShares is subject to securing exemptive order relief from the SEC to allow it to manage exchange-traded managed funds, as well as the development of implementation technology by broker/dealers and other market participants.

•                  In October 2015, Ivy Funds will launch two new Apollo Funds offering income solutions for investors.  The Ivy Apollo Strategic Income Fund will invest among three investment strategies: Apollo’s total return and Ivy’s global bond and high income.  The Ivy Apollo Multi-Asset Income Fund will invest among four investment strategies: Apollo’s total return and Ivy’s global high income, equity income and real estate.

•                  Operating revenues of $394.0 million in the second quarter of 2015 decreased $6.6 million, or 2%, compared to the second quarter of 2014.

•                  Operating income of $111.0 million in the second quarter of 2015 decreased $12.6 million, or 10%, compared to the second quarter of 2014.  Our operating margin of 28.2% for the quarter ended June 30, 2015 declined from 30.9% for the quarter ended June 30, 2014. Net income of $67.4 million for the second quarter of 2015 decreased $15.5 million, or 19%, compared to this same period a year ago.

•                  Our assets under management decreased 11% from $135.6 billion at June 30, 2014 to $120.7 billion at June 30, 2015 and our average assets under management decreased 6% from $131.8 billion for the quarter ended June 30, 2014 to $123.5 billion for the quarter ended June 30, 2015.

•                  Company-wide sales in the second quarter of 2015 decreased 23% compared to sales in the second quarter of 2014. Diversification remains our focus as sales exceeded $100.0 million for 10 investment strategies during the second quarter of 2015; of these investment strategies, sales for four strategies exceeded $500.0 million.

•                  The long-term redemption rate in the Wholesale channel decreased to 31.0% during the second quarter of 2015, compared to 42.9% during the first quarter of 2015, primarily driven by a moderation of outflows in the Ivy Asset Strategy Fund.

•                  Our balance sheet remains solid, and we ended the second quarter of 2015 with cash and investments of $853.9 million.

Assets Under Management

Assets under management at June 30, 2015 decreased 2% to $120.7 billion from $122.9 billion at March 31, 2015, and decreased 11% compared to $135.6 billion at June 30, 2014.

Change in Assets Under Management(1)

	Second Quarter 2015
	Wholesale	Advisors	Institutional	Total
	(in millions)

Beginning Assets	$59,412	46,385	17,097	122,894

Sales(2)	3,239	1,347	1,203	5,789
Redemptions	(4,558)	(1,279)	(1,003)	(6,840)
Net Exchanges	144	(144)	—	—
Net Flows	(1,175)	(76)	200	(1,051)

Market Depreciation/Other	(692)	(362)	(83)	(1,137)
Ending Assets	$57,545	45,947	17,214	120,706

	Second Quarter 2014
	Wholesale	Advisors	Institutional	Total
	(in millions)

Beginning Assets	$70,467	44,224	16,692	131,383

Sales(2)	4,864	1,457	1,193	7,514
Redemptions	(4,363)	(1,098)	(851)	(6,312)
Net Exchanges	(397)	(88)	485	—
Net Flows	104	271	827	1,202

Market Appreciation/Other	1,100	1,302	646	3,048
Ending Assets	$71,671	45,797	18,165	135,633

(1)         Includes all activity of the Funds, the IGI Funds and institutional and separate accounts, including money market funds and transactions at net asset value, for which we receive no commissions.

(2)         Primarily gross sales (net of sales commission), but also includes net reinvested dividends and capital gains and investment income.

Assets under management decreased to $120.7 billion at June 30, 2015 compared to $123.7 billion at December 31, 2014 due to outflows of $4.6 billion offset by market appreciation of $1.7 billion.

	Year to Date 2015
	Wholesale	Advisors	Institutional	Total
	(in millions)

Beginning Assets	$60,335	45,517	17,798	123,650

Sales(2)	7,110	2,616	1,504	11,230
Redemptions	(10,816)	(2,558)	(2,464)	(15,838)
Net Exchanges	367	(367)	—	—
Net Flows	(3,339)	(309)	(960)	(4,608)

Market Appreciation/Other	549	739	376	1,664
Ending Assets	$57,545	45,947	17,214	120,706

	Year to Date 2014
	Wholesale	Advisors	Institutional	Total
	(in millions)

Beginning Assets	$67,055	43,667	15,821	126,543

Sales(2)	11,881	2,892	2,747	17,520
Redemptions	(7,925)	(2,204)	(1,530)	(11,659)
Net Exchanges	(285)	(200)	485	—
Net Flows	3,671	488	1,702	5,861

Market Appreciation/Other	945	1,642	642	3,229
Ending Assets	$71,671	45,797	18,165	135,633

(2)         Primarily gross sales (net of sales commission), but also includes net reinvested dividends and capital gains and investment income.

Average assets under management, which are generally more indicative of trends in revenue for providing investment management services than the quarter over quarter change in ending assets under management, are presented below.

Average Assets Under Management

	Second Quarter 2015
	Wholesale	Advisors	Institutional	Total
	(in millions)

Asset Class:
Equity	$48,580	35,106	16,216	$99,902
Fixed Income	10,448	10,093	1,110	21,651
Money Market	137	1,822	—	1,959
Total	$59,165	47,021	17,326	$123,512

	Second Quarter 2014
	Wholesale	Advisors	Institutional	Total
	(in millions)

Asset Class:
Equity	$55,679	32,547	16,410	$104,636
Fixed Income	14,254	9,903	785	24,942
Money Market	167	2,066	—	2,233
Total	$70,100	44,516	17,195	$131,811

	Year to Date 2015
	Wholesale	Advisors	Institutional	Total
	(in millions)

Asset Class:
Equity	$48,605	34,649	16,382	$99,636
Fixed Income	10,604	10,101	1,080	21,785
Money Market	146	1,825	—	1,971
Total	$59,355	46,575	17,462	$123,392

	Year to Date 2014
	Wholesale	Advisors	Institutional	Total
	(in millions)

Asset Class:
Equity	$55,367	32,498	15,975	$103,840
Fixed Income	13,820	9,761	710	24,291
Money Market	176	1,996	—	2,172
Total	$69,363	44,255	16,685	$130,303

Results of Operations — Three and Six Months Ended June 30, 2015 as Compared with Three and Six Months Ended June 30, 2014

Net Income

	Three months ended
	June 30,
	2015	2014	Variance

Net Income (in thousands)	$67,445	82,988	-19%

Earnings per share, basic and diluted	$0.80	0.98	-18%

Operating Margin	28.2%	30.9%	-270	bps

	Six months ended
	June 30,
	2015	2014	Variance

Net Income (in thousands)	$134,558	157,852	-15%

Earnings per share, basic and diluted	$1.61	1.86	-13%

Operating Margin	27.6%	30.4%	-280	bps

Total Revenues

Total revenues decreased 2% to $394.0 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 due primarily to a decrease in average assets under management of 6% driven by net outflows.  For the six months ended June 30, 2015, total revenues decreased $11.6 million, or 1%, compared to the same period in the prior year due to a decrease in average assets under management of 5% driven by net outflows.

	Three months ended
	June 30,
	2015	2014	Variance
	(in thousands, except percentage data)

Investment management fees	$185,914	193,624	-4%
Underwriting and distribution fees	171,508	169,001	1%
Shareholder service fees	36,568	38,009	-4%
Total revenues	$393,990	400,634	-2%

	Six months ended
	June 30,
	2015	2014	Variance
	(in thousands, except percentage data)

Investment management fees	$368,019	381,661	-4%
Underwriting and distribution fees	338,486	334,268	1%
Shareholder service fees	72,943	75,121	-3%
Total revenues	$779,448	791,050	-1%

Investment Management Fee Revenues

Investment management fee revenues are earned by providing investment advisory services to the Funds, the IGI Funds and to institutional and separate accounts.  Investment management fee revenues for the second quarter of 2015 decreased $7.7 million, or 4%, from last year’s second quarter.  For the six month period ended June 30, 2015, investment management fee revenues decreased $13.6 million, or 4%, compared to the same period in 2014.

Revenues from investment management services provided to our retail mutual funds, which are distributed through the Wholesale, Advisors and Institutional channels, were $170.8 million for the quarter ended June 30, 2015.  Revenues decreased $8.2 million, or 5%, compared to the second quarter of 2014, while the related retail average assets under management decreased 7% to $106.2 billion. Investment management revenues decreased less than the related average assets under management due to an increase in the average management fee rate from 62.6 basis points in the second quarter of 2014 to 64.5 basis points in the second quarter of 2015.  The increase in the average management fee rate was driven by a mix-shift of assets into investment products with higher management fee rates.  Management fee waivers of $2.7 million and $2.8 million were recorded as an offset to investment management fees for the three month periods ended June 30, 2015 and June 30, 2014, respectively. Of the total management fee waivers recorded, $1.8 million and $2.1 million were related to money market funds for the second quarters of 2015 and 2014, respectively.  For the six months ended June 30, 2015, revenues from investment management services provided to our retail mutual funds were $337.9 million.  Revenues decreased $15.1 million, or 4%, compared to the first six months of 2014, while the related retail average assets decreased 7% to $105.9 billion.  Investment management revenues decreased less than the related average assets under management due to an increase in the average management fee rate from 62.7 basis points for the first six months of 2014 to 64.3 basis points for the first six months of 2015.  The increase in the average management fee rate was driven by a mix-shift of assets into investment products with higher management fee rates.  Management fee waivers of $5.3 and $5.6 million were recorded as an offset to investment management fees for the six months ending June 30, 2015 and June 30, 2014, respectively. Of the total management fee waivers recorded, $3.6 million was related to money market accounts for the first six months of 2015 and $4.0 million was related to money market accounts for the first six months of 2014.

Institutional account revenues were $15.1 million for the second quarter of 2015, representing an increase of $0.5 million, or 3%, from the second quarter of 2014, while average assets under management increased 1%.  Investment management revenues increased more than the related average assets under management due to an increase in the average management fee rate from 34.2 basis points in the second quarter of 2014 to 34.9 basis points in the second quarter of 2015.  For the six month period ended June 30, 2015, institutional account revenues were $30.1 million, an increase of 5% compared to the same period in 2014, and average assets increased 5%.

The long-term redemption rate (which excludes money market fund redemptions) in the Wholesale channel was 31.0% in the second quarter of 2015 and 36.9% year-to-date, compared to 25.1% in the second quarter of 2014 and 23.1% for the first six months of 2014.  The increased rate in both periods was driven primarily by redemptions in the Ivy Asset Strategy Fund and Ivy High Income Fund.  Prolonged redemptions in the Wholesale channel could negatively affect revenues in future periods.  In the Advisors channel, the long-term redemption rate (which excludes money market fund redemptions) was 9.0% for the quarter ended June 30, 2015 compared to 7.9% in the second quarter of 2014.  For the six months ended June 30, 2015, the Advisor channel’s long-term redemption rate slightly increased to 9.0% compared to 8.1% for the same period in 2014.  We expect the Advisors channel long-term redemption rate to remain lower than that of the industry average due to the personal and customized nature in which our financial advisors provide service to our clients by focusing on meeting their long-term financial objectives.  The long-term redemption rate for our Institutional channel was 23.2% and 19.9% for the second quarter of 2015 and 2014, respectively, and 28.5% for the six month period ended June 30, 2015 compared to 18.5% for the same period in 2014.  The increased rate for the six month period ended June 30, 2015 was primarily driven by a client’s sovereign wealth fund reallocation.

Our overall redemption rate of 25.3% for the first six months of 2015 is slightly higher that the current year-to-date industry average of approximately 24%, based on data from the Investment Company Institute.

Underwriting and Distribution Fee Revenues and Expenses

The following tables summarize our underwriting and distribution fee revenues and expenses segregated by distribution channel:

	Second Quarter 2015
	Wholesale	Advisors	Total
	(in thousands)

Revenue	$51,768	119,740	171,508
Expenses - Direct	(66,947)	(85,177)	(152,124)
Expenses - Indirect	(13,972)	(29,666)	(43,638)
Net Distribution (Costs)/Excess	$(29,151)	4,897	(24,254)

	Second Quarter 2014
	Wholesale	Advisors	Total
	(in thousands)

Revenue	$60,237	108,764	169,001
Expenses - Direct	(76,834)	(76,867)	(153,701)
Expenses - Indirect	(12,791)	(29,116)	(41,907)
Net Distribution (Costs)/Excess	$(29,388)	2,781	(26,607)

	Year to Date 2015
	Wholesale	Advisors	Total
	(in thousands)

Revenue	$103,910	234,576	338,486
Expenses - Direct	(135,542)	(167,199)	(302,741)
Expenses - Indirect	(28,001)	(60,440)	(88,441)
Net Distribution (Costs)/Excess	$(59,633)	6,937	(52,696)

	Year to Date 2014
	Wholesale	Advisors	Total
	(in thousands)

Revenue	$119,801	214,467	334,268
Expenses - Direct	(156,534)	(151,564)	(308,098)
Expenses - Indirect	(24,326)	(58,135)	(82,461)
Net Distribution (Costs)/Excess	$(61,059)	4,768	(56,291)

The following tables summarize the significant components of underwriting and distribution fee revenues segregated by distribution channel:

	Second Quarter 2015
	Wholesale	Advisors	Total
	(in thousands)

Underwriting and distribution fee revenues
Rule 12b-1 service and distribution fees	$49,818	31,429	81,247
Fee-based asset allocation product revenues	—	57,717	57,717
Sales commissions on front-end load mutual fund and variable annuity products	1,015	18,266	19,281
Sales commissions on other products	—	6,509	6,509
Other revenues	935	5,819	6,754
Total	$51,768	119,740	171,508

	Second Quarter 2014
	Wholesale	Advisors	Total
	(in thousands)

Underwriting and distribution fee revenues
Rule 12b-1 service and distribution fees	$57,712	30,200	87,912
Fee-based asset allocation product revenues	—	49,348	49,348
Sales commissions on front-end load mutual fund and variable annuity products	1,638	17,134	18,772
Sales commissions on other products	—	6,443	6,443
Other revenues	887	5,639	6,526
Total	$60,237	108,764	169,001

	Year to Date 2015
	Wholesale	Advisors	Total
	(in thousands)

Underwriting and distribution fee revenues
Rule 12b-1 service and distribution fees	$99,742	61,765	161,507
Fee-based asset allocation product revenues	—	113,139	113,139
Sales commissions on front-end load mutual fund and variable annuity products	1,935	35,192	37,127
Sales commissions on other products	—	12,787	12,787
Other revenues	2,233	11,693	13,926
Total	$103,910	234,576	338,486

	Year to Date 2014
	Wholesale	Advisors	Total
	(in thousands)

Underwriting and distribution fee revenues
Rule 12b-1 service and distribution fees	$114,504	59,131	173,635
Fee-based asset allocation product revenues	—	96,695	96,695
Sales commissions on front-end load mutual fund and variable annuity products	3,670	34,266	37,936
Sales commissions on other products	—	12,804	12,804
Other revenues	1,627	11,571	13,198
Total	$119,801	214,467	334,268

Underwriting and distribution revenues earned in the second quarter of 2015 increased by $2.5 million, or 1%, compared to the second quarter of 2014.  In our Advisors channel, revenues from fee-based asset allocation products continued to be meaningful, increasing to 48% of Advisor channel underwriting and distribution revenues in the second quarter of 2015 compared to 45% in the second quarter of 2014.  Fee-based asset allocation assets under management grew from $16.4 billion at June 30, 2014 to $18.3 billion at June 30, 2015, generating an increase of fee-based asset allocation revenue of $8.4 million, or 17%, as advisors increasingly utilize fee-based programs for their clients.  Rule 12b-1 asset based service and distribution fees across both channels decreased $6.7 million, or 8%, quarter over quarter, driven by a decrease in average mutual fund assets under management for which we earn Rule 12b-1 revenues.  Approximately 75% of Rule 12b-1 revenues earned are a pass-through to direct underwriting and distribution expenses.

For the six months ended June 30, 2015, underwriting and distribution revenues increased $4.2 million, or 1%, compared with the six months ended June 30, 2014.  In our Advisors channel, revenues from fee-based asset allocation products increased $16.4 million, or 17%, compared to the prior year.  Rule 12b-1 asset based service and distribution fees across both channels decreased $12.1 million, or 7%, compared to the first six months of 2014, driven by a decrease in average mutual fund assets under management for which we earn Rule 12b-1 revenues.

Underwriting and distribution expenses for the second quarter of 2015 increased by $0.2 million, or less than 1%, compared to the second quarter of 2014.  Direct expenses in the Wholesale channel decreased by $9.9 million due to decreased average wholesale assets under management of 16% and lower sales volume year over year, which resulted in lower dealer compensation, wholesaler commissions and Rule 12b-1 asset-based service and distribution expenses paid to third party distributors.  Direct expenses in the Advisors channel grew in relation to revenue, offsetting the decrease in the Wholesale channel.  Indirect expenses across both channels increased $1.7 million, or 4%, compared to the second quarter of  2014, primarily due to increased employee compensation and benefits and advertising expenses, partially offset by lower computer services and software expenses.

For the six months ended June 30, 2015, underwriting and distribution expenses increased by $0.6 million, or less than 1%, compared to the first six months of 2014.  Direct expenses in the Wholesale channel decreased by $21.0 million due to decreased average wholesale assets under management of 14% and lower sales volume year over year, which resulted in lower dealer compensation, wholesaler commissions and Rule 12b-1 asset-based service and distribution expenses paid to third party distributors.  Direct expenses in the Advisors channel grew faster than revenue as a result of higher payout rates due to increased advisor productivity.  Indirect expenses, across both channels, during the six months ended June 30, 2015 increased $6.0 million, or 7%, compared with the six months ended June 30, 2014, primarily due to increased employee compensation and benefits, advertising expenses and business meetings and travel expenses, partially offset by lower computer services and software expenses.

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

During the second quarter of 2015, shareholder service fee revenue decreased $1.4 million, or 4%, compared to the second quarter of 2014 due to a decrease in asset-based fees.  Of the decrease in asset-based fees, fees for the I, Y, R and R6 share classes of the Funds decreased $1.5 million, or 12%, compared to the second quarter of 2014.  Assets in the I, Y, R and R6 share classes of the Funds declined from a quarterly average of $31.1 billion at June 30, 2014 to an average of $27.4 billion at June 30, 2015.  For the six month period ended June 30, 2015, shareholder service fee revenue decreased $2.2 million, or 3%, compared to the same period in 2014 due to a decrease in asset-based fees.  Asset-based fees during the six months ended June 30, 2015 for the I, Y, R and R6 share classes of the Funds decreased $2.4 million, or 11%.  Assets in the I, Y, R and R6 share classes of the Funds declined from an average of $30.6 billion at June 30, 2014 to an average of $27.4 billion at June 30, 2015.

Total Operating Expenses

Operating expenses increased $6.0 million, or 2%, in the second quarter of 2015 compared to the second quarter of 2014, primarily due to increased compensation and related costs.  For the six months ended June 30, 2015, operating expenses increased $13.1 million, or 2%, compared to the first six months of 2014, primarily due to increased compensation and related costs and increased general and administrative costs.

	Three Months Ended
	June 30,
	2015	2014	Variance
	(in thousands, except percentage data)
Underwriting and distribution	$195,762	195,608	0%
Compensation and related costs	52,829	48,589	9%
General and administrative	27,897	27,183	3%
Subadvisory fees	2,394	2,069	16%
Depreciation	4,064	3,541	15%
Total operating expenses	$282,946	276,990	2%

	Six Months Ended
	June 30,
	2015	2014	Variance
	(in thousands, except percentage data)
Underwriting and distribution	$391,182	390,559	0%
Compensation and related costs	106,324	98,598	8%
General and administrative	53,575	50,939	5%
Subadvisory fees	4,781	3,946	21%
Depreciation	8,098	6,790	19%
Total operating expenses	$563,960	550,832	2%

Compensation and Related Costs

On April 2, 2015, we granted 1,028,523 shares of restricted stock with a fair value of $50.18 per share under the Company’s 1998 Stock Incentive Plan, as amended and restated.  The value of those shares at the grant date, aggregating $51.6 million, will generally be amortized to expense over a four-year vesting period.

Compensation and related costs during the second quarter of 2015 increased $4.2 million, or 9%, compared to the second quarter of 2014.  An increase in incentive compensation and base salaries of $7.1 million was the primary driver.  In addition, pension expense increased $1.0 million compared to the second quarter of 2014.  Partially offsetting the increases, share-based compensation decreased $3.3 million primarily due to estimated forfeiture rate adjustments related to outstanding restricted stock.

For the six months ended June 30, 2015, compensation and related costs increased $7.7 million, or 8%, compared to the first six months of 2014.  An increase in incentive compensation and base salaries of $10.3 million was the primary driver.  Additionally, pension expense increased $1.7 million compared to the first six months of 2014.  Partially offsetting the increases, share-based compensation decreased $3.9 million primarily due to estimated forfeiture rate adjustments related to outstanding restricted stock.

General and Administrative Costs

General and administrative expenses increased $0.7 million to $27.9 million for the second quarter of 2015, compared to the second quarter of 2014.  For the six months ended June 30, 2015, general and administrative expenses increased $2.6 million to $53.6 million, compared to the same period in 2014.  The increase for both comparative periods is due to increased technology consulting and increased computer services and software costs related to the implementation of technology infrastructure initiatives.

Subadvisory Fees

Subadvisory fees represent fees paid to other asset managers for providing advisory services for certain mutual fund portfolios.  Gross management fee revenues for products subadvised by others were $4.4 million for the three months ended June 30, 2015 compared to $3.9 million for the second quarter of 2014 due to a 21% increase in subadvised average net assets under management.  For the six months ended June 30, 2015, gross management fee revenues for products subadvised by others were $8.9 million compared to $7.5 million for the same period in 2014 due to a 23% increase in average net assets under management.  For both comparative periods, gross management fee revenues for subadvised products increased at a lesser rate than the related average net assets under management due to a decrease in the average management fee rate. Subadvisory expenses during the three and six months ended June 30, 2015 increased in relation to revenue when compared to the same periods in 2014.

Subadvised average assets under management at June 30, 2015 were $2.6 billion compared to an average of $2.2 billion at June 30, 2014.

Investment and Other Income and Taxes

Investment and other income was $9 thousand for the quarter ended June 30, 2015, compared to investment and other income of $6.1 million in the same period in 2014.  The majority of the decrease is related to mark-to-market activity on mutual fund investments held as trading in our investment portfolio.  We recorded mark-to-market losses of $0.9 million in the second quarter of 2015, compared to market-to-market gains of $3.6 in the second quarter of 2014.  The second quarter of 2015 and 2014 included dividend income and realized gains on the sale of available for sale affiliated funds (mutual funds and UCITS sub-funds) of $1.1 million and $2.1 million, respectively.

For the six months ended June 30, 2015 and 2014, investment and other income was $4.0 million and $10.0 million, respectively.  A $5.5 million decrease in mark-to-market gains on affiliated fund holdings in our trading portfolio was the primary driver of the decrease.

Our effective income tax rate was 37.7% for the second quarter of 2015, as compared to 34.6% for the second quarter of 2014.  Due to the sale of a subsidiary in 2013, the Company has deferred tax assets related to capital loss carryforwards that are available to offset current and future capital gains.  A valuation allowance was recorded on this capital loss when realized due to the extent that this loss exceeded available capital gains. The valuation allowance was necessary due to the limited carryforward period permitted by law on losses of this character.  During the second quarter of 2015, a decrease in the fair value of the

Company’s trading securities portfolio increased the valuation allowance, thereby increasing income tax expense by $0.4 million.  During the second quarter of 2014, an increase in the fair value of the Company’s trading securities portfolio and realized capital gains on the sale of securities classified as available for sale allowed for a release of a portion of the valuation allowance, thereby reducing income tax expense by $1.8 million.  Additionally, the Company initiated a transaction that recharacterized tax losses on a limited partnership investment from capital to ordinary, thereby releasing a portion of the valuation allowance and reducing income tax expense by $1.5 million in the second quarter of 2014.

Certain subsidiaries of the Company have deferred tax assets for net operating loss carryforwards in certain states in which these companies file tax returns on a separate company basis.  The carryforwards, if not utilized, will expire between 2016 and 2035.  The Company has a valuation allowance on the portion of deferred tax assets where it is more likely than not that the asset will not be realized due to an inability to generate sufficient taxable income in future years to utilize the net operating loss carryforwards.  Management believes it is more likely than not that the Company will realize a portion of the net operating loss carryforwards based upon historical taxable income and projections for future taxable income on one of its subsidiaries.  As such, the Company released a portion of the valuation allowance on state net operating loss carryforward deferred tax assets, which reduced income tax expense by $0.6 million during the second quarter of 2015.

The second quarter 2015 and 2014 effective income tax rates, removing the effects of the valuation allowance, would have been 37.9% and 37.3%, respectively.  The adjusted effective tax rate in the second quarter of 2015 was higher primarily due to increased unrecognized state tax benefits relating to prior periods for which the outcome is uncertain and lower income before taxes in the second quarter of 2015, which increased the impact of non-deductible expenses on the effective income tax rate.

Our effective income tax rate was 37.1% for the six months ended June 30, 2015, as compared to 35.5% for the six months ended June 30, 2014.  During 2015, realized capital gains on the sale of securities classified as available for sale allowed for a release of a portion of the valuation allowance, thereby reducing income tax expense by $0.8 million.  Additionally, the Company released a portion of the valuation allowance on state net operating loss carryforward deferred tax assets, which reduced income tax expense by $0.6 million.  During 2014, an increase in the fair value of the Company’s trading securities portfolio and realized capital gains on the sale of securities classified as available for sale allowed for a release of a portion of the valuation allowance, thereby reducing income tax expense by $3.0 million.  Additionally, recharacterized tax losses on a limited partnership investment mentioned above reduced income tax expense by $1.5 million in 2014.

Removing the effects of the valuation allowance for the six months ended June 30, 2015 and 2014, the effective income tax rate would have been 37.8% and 37.3%, respectively.  The adjusted effective tax rate in 2015 was higher primarily due to increased unrecognized state tax benefits relating to prior periods for which the outcome is uncertain and lower income before taxes in 2015, which increased the impact of non-deductible expenses on the effective income tax rate

The Company expects its future effective tax rate, exclusive of any increases or reductions to the valuation allowance, state tax incentives, unanticipated state tax legislative changes, and unanticipated fluctuations in earnings to range from 37% to 39%.

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

We are currently investing in technology initiatives to modernize and optimize our technology environment.  Initiatives underway include upgrading our infrastructure, moving to distributed applications and building system architecture.

Pay Dividends

We paid quarterly dividends on our Class A common stock that resulted in financing cash outflows of $72.2 million and $58.0 million for the first six months of 2015 and 2014, respectively.

Repurchase Our Stock

We repurchased 622,591 shares and 908,208 shares of our Class A common stock in the open market or privately during the six months ended June 30, 2015 and 2014, respectively, resulting in cash outflows of $30.0 million and $61.7 million, respectively.

Operating Cash Flows

Cash from operations, our primary source of funds, increased $26.7 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.  The increase is primarily due to net purchases of trading securities of $18.3 million in 2014 and decreased cash outlay in 2015 for payment of upfront commissions for certain fee-based asset allocation products, due to changes to the advisor compensation plan in the second quarter of 2014.

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

Financing Cash Flows

As noted previously, dividends and stock repurchases accounted for a majority of our financing cash outflows in the first six months of 2015 and 2014.

Future Capital Requirements

Management believes its available cash, marketable securities and expected cash flow from operations will be sufficient to fund its short-term operating and capital requirements.  Expected short-term uses of cash include enhancement of technology infrastructure, dividend payments, interest payments on outstanding debt, income tax payments, seed money for new products, share repurchases, payment of deferred commissions to our financial advisors and third parties, pension funding, capital expenditures and home office leasehold improvements, and could include strategic acquisitions.

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

Our indefinite life intangible asset balance includes $8.4 million related to our subadvisory agreement to manage certain mutual fund products for Mackenzie Financial Corporation (“MFC”) recorded in connection with our purchase of Mackenzie Investment Management, Inc. in 2002.  As part of purchase accounting, a deferred tax liability was established related to this identifiable intangible asset.  As of June 30, 2015, the associated deferred tax liability is $3.1 million.

The fair value of this intangible asset exceeded its carrying amount by 10% when performing our annual testing for impairment during the second quarter of 2015, which represented a slight increase in the percentage by which the fair value exceeded the carrying amount when compared to the previous year.  We will continue to perform the impairment analysis more frequently than on an annual basis. There are no indicators of impairment as of June 30, 2015.

The fair value of our other indefinite life intangible assets exceeded its carrying value by more than 100%.  Related to goodwill, the fair value of the reporting unit also exceeded its carrying value by more than 100%.

Supplemental Information

	Second	Second		Year to	Year to
	Quarter	Quarter		Date	Date
	2015	2014	Variance	2015	2014	Variance

Channel highlights
Number of wholesalers	62	60	3.3%	62	60	3.3%
Number of advisors	1,780	1,740	2.3%	1,780	1,740	2.3%
Advisor productivity (in thousands)(1)	$67.9	62.4	8.8%	$133.8	123.3	8.5%

Redemption rates - long term assets
Wholesale	31.0%	25.1%		36.9%	23.1%
Advisors	9.0%	7.9%		9.0%	8.1%
Institutional	23.2%	19.9%		28.5%	18.5%
Total	21.7%	18.7%		25.3%	17.5%

Operating highlights
Organic growth (decay) annualized	(3.4)%	3.7%		(7.5)%	9.3%
Total assets under management (in millions)	$120,706	135,633	(11.0)%	$120,706	135,633	(11.0)%

Operating margin	28.2%	30.9%		27.6%	30.4%

Diversification (company total)
As % of Sales
Asset Strategy	12.5%	26.3%		14.7%	30.3%
Fixed Income	16.8%	25.4%		20.2%	24.2%
Other	70.7%	48.3%		65.1%	45.5%
As % of Assets Under Management
Asset Strategy	25.7%	32.9%		25.7%	32.9%
Fixed Income	17.5%	18.7%		17.5%	18.7%
Other	56.8%	48.4%		56.8%	48.4%

Shareholder service fees
Average assets for I, Y, R and R6 share classes (in millions)	$27,362	31,134	(12.1)%	$27,437	30,586	(10.3)%
Number of shareholder accounts (in thousands)	4,432	4,454	(0.5)%	4,432	4,454	(0.5)%

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

The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2015, have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.

The Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

Item 1A.                        Risk Factors

The Company has had no material changes to its Risk Factors from those previously reported in the Company’s 2014 Form 10-K.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information about the shares of Class A common stock we repurchased during the second quarter of 2015.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program

April 1 - April 30	320,533	$50.16	14,000	n/a	(1)
May 1 - May 31	166,000	47.62	166,000	n/a	(1)
June 1 - June 30	30,000	47.35	30,000	n/a	(1)

Total	516,533	$49.18	210,000

(1)         On August 31, 1998, we announced that our Board of Directors approved a program to repurchase shares of our common stock on the open market.  Under the repurchase program, we are authorized to repurchase, in any seven-day period, the greater of (i) 3% of our outstanding common stock or (ii) $50 million of our common stock.  We may repurchase our common stock through the New York Stock Exchange, other national or regional market systems, electronic communication networks or alternative trading systems.  Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased.  Our Board of Directors reviewed and ratified the stock repurchase program in October 2012.  During the second quarter of 2015, 210,000 shares of our common stock were repurchased pursuant to the repurchase program and 306,533 shares, reflected in the table above, were purchased in connection with funding employee income tax withholding obligations arising from the vesting of restricted shares.

Item 6.                                 Exhibits

31.1*	Section 302 Certification of Chief Executive Officer

31.2*	Section 302 Certification of Chief Financial Officer

32.1**	Section 906 Certification of Chief Executive Officer

32.2**	Section 906 Certification of Chief Financial Officer

101*

Materials from the Waddell & Reed Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Unaudited Consolidated Financial Statements, tagged in detail.

*   Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of July 2015.

WADDELL & REED FINANCIAL, INC.

By:	/s/ Henry J. Herrmann
Chief Executive Officer, Chairman of the Board and Director
(Principal Executive Officer)

By:	/s/ Brent K. Bloss
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/ Melissa A. Clouse
Vice President and Controller
(Principal Accounting Officer)