Form 10-Q
period 2015-09-30
WADDELL & REED FINANCIAL INC
filed 2015-11-09
CIK 1052100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒.

Shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Class	Outstanding as of November 2, 2015
Class A common stock, $.01 par value	82,992,048

WADDELL & REED FINANCIAL, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

Quarter Ended September 30, 2015

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	September 30,
	2015	December 31,
	(unaudited)	2014

Assets:
Cash and cash equivalents	$612,660	566,621
Cash and cash equivalents - restricted	39,605	76,595
Investment securities	219,437	243,283
Receivables:
Funds and separate accounts	33,328	39,110
Customers and other	172,624	216,843
Deferred income taxes	7,635	7,454
Income taxes receivable	4,869	7,747
Prepaid expenses and other current assets	26,461	14,980

Total current assets	1,116,619	1,172,633

Property and equipment, net	100,386	92,304
Deferred sales commissions, net	31,314	56,472
Goodwill and identifiable intangible assets	158,118	158,123
Deferred income taxes	20,764	20,036
Other non-current assets	15,588	12,298
Total assets	$1,442,789	1,511,866

Liabilities:
Accounts payable	$23,583	32,263
Payable to investment companies for securities	71,990	129,633
Payable to third party brokers	52,012	67,954
Payable to customers	83,227	110,399
Accrued compensation	74,160	67,574
Other current liabilities	52,981	55,143

Total current liabilities	357,953	462,966

Long-term debt	190,000	190,000
Accrued pension and postretirement costs	31,429	45,936
Other non-current liabilities	26,470	26,880

Total liabilities	605,852	725,782

Commitments and contingencies

Stockholders’ equity:
Preferred stock-$1.00 par value: 5,000 shares authorized; none issued	—	—
Class A Common stock-$0.01 par value: 250,000 shares authorized; 99,701 shares issued; 83,080 shares outstanding (83,654 at December 31, 2014)	997	997
Additional paid-in capital	330,834	318,636
Retained earnings	1,116,523	1,041,909
Cost of 16,621 common shares in treasury (16,047 at December 31, 2014)	(559,253)	(525,015)
Accumulated other comprehensive loss	(52,164)	(50,443)
Total stockholders’ equity	836,937	786,084
Total liabilities and stockholders’ equity	$1,442,789	1,511,866

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited, in thousands, except for per share data)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2015	2014	2015	2014

Revenues:
Investment management fees	$175,218	197,783	543,237	579,444
Underwriting and distribution fees	165,130	173,047	503,616	507,315
Shareholder service fees	35,761	38,728	108,704	113,849

Total	376,109	409,558	1,155,557	1,200,608

Operating expenses:
Underwriting and distribution	189,065	197,246	580,247	587,805
Compensation and related costs (including share-based compensation of $12,073, $12,941, $35,880 and $40,620, respectively)	46,157	48,375	152,481	146,973
General and administrative	25,458	24,924	79,033	75,863
Subadvisory fees	2,305	2,203	7,086	6,149
Depreciation	4,117	3,786	12,215	10,576
Intangible asset impairment	—	7,900	—	7,900

Total	267,102	284,434	831,062	835,266

Operating income	109,007	125,124	324,495	365,342
Investment and other income (loss)	(16,872)	(1,205)	(12,891)	8,795
Interest expense	(2,765)	(2,769)	(8,296)	(8,279)

Income before provision for income taxes	89,370	121,150	303,308	365,858
Provision for income taxes	41,312	46,564	120,692	133,420

Net income	$48,058	74,586	182,616	232,438

Net income per share, basic and diluted:	$0.58	0.89	2.18	2.74

Weighted average shares outstanding, basic and diluted:	83,469	84,242	83,709	84,775

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2015	2014	2015	2014

Net income	$48,058	74,586	182,616	232,438

Other comprehensive income:

Unrealized depreciation of available for sale investment securities during the period, net of income tax benefit of $(5), $(11), $0 and $(9), respectively	(1,321)	(4,962)	(4,485)	(3,491)

Pension and postretirement benefits, net of income tax expense of $526, $186, $1,477 and $558, respectively	888	315	2,764	947

Comprehensive income	$47,625	69,939	180,895	229,894

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the Nine Months Ended September 30, 2015

(Unaudited, in thousands)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Loss	Equity

Balance at December 31, 2014	99,701	$997	318,636	1,041,909	(525,015)	(50,443)	786,084

Net income	—	—	—	182,616	—	—	182,616
Recognition of equity compensation	—	—	35,880	—	—	—	35,880
Net issuance/forfeiture of nonvested shares	—	—	(29,039)	—	29,039	—	—
Dividends accrued, $1.29 per share	—	—	—	(108,002)	—	—	(108,002)
Excess tax benefits from share-based payment arrangements	—	—	5,357	—	—	—	5,357
Repurchase of common stock	—	—	—	—	(63,277)	—	(63,277)
Other comprehensive loss	—	—	—	—	—	(1,721)	(1,721)

Balance at September 30, 2015	99,701	$997	330,834	1,116,523	(559,253)	(52,164)	836,937

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the nine months
	ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$182,616	232,438
Adjustments to reconcile net income to net cash provided by operating activities:
Intangible asset impairment	—	7,900
Depreciation and amortization	12,218	10,695
Amortization of deferred sales commissions	34,251	49,373
Share-based compensation	35,880	40,620
Excess tax benefits from share-based payment arrangements	(5,357)	(16,465)
Gain on sale of sponsored investment securities	(2,799)	(3,875)
Net purchases and sales or maturities of trading securities	59	(14,298)
(Gain) loss on trading securities	2,301	(1,985)
Loss on equity method securities	15,326	—
Loss on sale and retirement of property and equipment	338	1,131
Capital gains and dividends reinvested	—	(14)
Deferred income taxes	(2,384)	(2,273)
Changes in assets and liabilities:
Cash and cash equivalents - restricted	36,990	60,200
Other receivables	44,219	(24,263)
Payable to investment companies for securities and payable to customers	(84,815)	(52,849)
Receivables from funds and separate accounts	5,782	707
Other assets	(14,771)	(7,934)
Deferred sales commissions	(9,093)	(37,553)
Accounts payable and payable to third party brokers	(24,622)	2,355
Other liabilities	4,434	16,322

Net cash provided by operating activities	$230,573	260,232

Cash flows from investing activities:
Purchases of sponsored investment securities	(25,893)	(131,844)
Proceeds from sales and maturities of sponsored investment securities	30,363	105,826
Additions to property and equipment	(20,635)	(25,211)
Fund adoption transaction	(2,200)	(1,447)

Net cash used in investing activities	$(18,365)	(52,676)

Cash flows from financing activities:
Dividends paid	(108,249)	(86,754)
Repurchase of common stock	(63,277)	(96,145)
Excess tax benefits from share-based payment arrangements	5,357	16,465

Net cash used in financing activities	$(166,169)	(166,434)
Net increase in cash and cash equivalents	46,039	41,122
Cash and cash equivalents at beginning of period	566,621	487,845
Cash and cash equivalents at end of period	$612,660	528,967

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.              Description of Business and Significant Accounting Policies

Waddell & Reed Financial, Inc. and Subsidiaries

Waddell & Reed Financial, Inc. and subsidiaries (hereinafter referred to as the “Company,” “we,” “our” and “us”) derive revenues from investment management and advisory services, investment product underwriting and distribution, and/or shareholder services administration provided to the Waddell & Reed Advisors group of mutual funds (the “Advisors Funds”), Ivy Funds (the “Ivy Funds”), Ivy Funds Variable Insurance Portfolios (the “Ivy Funds VIP”) and InvestEd Portfolios (“InvestEd”) (collectively, the Advisors Funds, Ivy Funds, Ivy Funds VIP and InvestEd are referred to as the “Funds”), the Ivy Global Investors Fund SICAV (the “SICAV”) and its sub-funds (the “IGI Funds”), and institutional and separately managed accounts.  The Funds and the institutional and separately managed accounts operate under various rules and regulations set forth by the United States Securities and Exchange Commission (the “SEC”).  The IGI Funds are regulated by Luxembourg’s Commission de Surveillance du Secteur Financier as an undertaking for collective investment in transferable securities (“UCITS”). Services to the Funds are provided under investment management agreements, underwriting agreements, and shareholder servicing and accounting service agreements that set forth the fees to be charged for these services.  Services to the IGI Funds are provided under investment management and distribution agreements.  The majority of these agreements are subject to annual review and approval by each Fund’s board of trustees.  Our revenues are largely dependent on the total value and composition of assets under management.  Accordingly, fluctuations in financial markets and composition of assets under management can significantly impact our revenues and results of operations.

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

The accompanying unaudited consolidated financial statements are prepared consistent with the accounting policies described in Note 2 to the consolidated financial statements included in our 2014 Form 10-K except as noted below.  In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only a normal and recurring nature) necessary to present fairly our financial position at September 30, 2015, the results of operations for the three and nine months ended September 30, 2015 and 2014, and cash flows for the nine months ended September 30, 2015 and 2014 in conformity with accounting principles generally accepted in the United States.

The Company has classified its investments in certain sponsored funds as either equity method investments (when the Company owns between 20% and 50% of the fund) or as available for sale investments (when the Company owns less than 20% of the fund) as described in Note 4 to the unaudited consolidated financial statements. Effective July 1, 2015, $160.2 million of investments previously classified as available for sale investments were reclassified as equity method investments, representing seed investments in which the Company owns between 20% and 50% of the fund. Prior to July 1, 2015, the difference in accounting for these investments as available for sale investments compared to equity method investments was considered immaterial. However, due primarily to market action during the three-month period ended September 30, 2015, the difference in applying the equity method of accounting became more significant. As a result of this classification change, during the three months ended September 30, 2015, $2.1 million of unrealized losses were reclassified from other comprehensive income and recognized in the consolidated statement of income. In future periods, the Company will account for all investments in sponsored funds in which the Company owns between 20% and 50% as equity method securities.

Consolidation

We provide seed capital to our new investment products at the time we launch the products.  These investment products include certain of the Advisors Funds and the Ivy Funds (“1940 Act Mutual Funds”), the SICAV and IGI Funds, limited liability companies (“LLCs”), and an open-end mutual fund organized in Canada (the “Canadian Mutual Fund”).

Seeded investments in 1940 Act Mutual Funds and the Canadian Mutual Fund are organized under a series fund structure, whereby each open-ended mutual fund represents a separate share class of a legal entity organized under a statutory trust.  The Company has determined that the 1940 Act Mutual Funds and the Canadian Mutual Fund are voting interest entities because the structure of the investment product is such that the voting rights held by the equity holders provide for equality among equity investors.  To the extent material, these investment products would be consolidated if Company ownership, directly or indirectly, represents a majority interest.

The Company has concluded that seed investments in the privately offered funds, which are structured as investment companies in the legal form of LLCs, are variable interest entities, but qualify for the deferral to certain provisions of Accounting Standards Codification (“ASC”) Subtopic 810-10, “Consolidation — Overall,” afforded by Accounting Standards Update (“ASU”) 2010-10, “Consolidation — Amendments for Certain Investment Funds” (the “Investment Company deferral”).  The Company is not the primary beneficiary of the LLC investments as we do not absorb a majority of the expected variability of the LLC.  The LLCs are investment companies and follow the guidance within ASC Topic 946, “Financial Services — Investment Companies.”  If the Company is determined to be the primary beneficiary of a LLC, the LLC would be consolidated on the Company’s financial statements to the extent material.

The Company has determined the SICAV to be a voting interest entity, as its legal structure and the powers of its equity investors prevents the SICAV from meeting the characteristics of being a variable interest entity. To the extent material, the Company would be required to consolidate the SICAV if ownership of the SICAV, directly or indirectly, represents more than 50% of the outstanding voting shares of the SICAV.

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

3.              Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers.”  ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  This standard also specifies the accounting for certain costs to obtain or fulfill a contract with a customer.  This ASU will supersede much of the existing revenue recognition guidance in accounting principles generally accepted in the United States and is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period; early application is permitted for the first interim period within annual reporting periods beginning after December 15, 2016.  ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method.  The Company is evaluating which transition method to apply and the estimated impact the adoption of this ASU will have on our consolidated financial statements and related disclosures.

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis.”  The amendments in this ASU will affect all companies that are required to evaluate whether they should consolidate another entity. Additionally, the amendments in this ASU rescind the indefinite deferral of FASB Statement 167, “Amendments to FASB Interpretation No. 46(r)” included in FASB ASU 2010-10, ASU 2015-02 will be effective for annual reporting periods after December 15, 2015, including interim periods within that reporting period.  This standard permits the use of either a full retrospective or a modified retrospective approach.  The Company believes that the adoption of this ASU on January 1, 2016, will result in an immaterial impact to our consolidated financial statements and related disclosures regarding our seeded investments in the 1940 Act Funds and the Canadian Mutual Fund.  The Company is evaluating which approach to apply and the estimated impact the adoption of this ASU will have on our consolidated financial statements and related disclosures regarding our LLCs and our seeded investments in the SICAV and IGI Funds.

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

4.              Investment Securities

Investment securities at September 30, 2015 and December 31, 2014 are as follows:

	Amortized	Unrealized	Unrealized
September 30, 2015	cost	gains	losses	Fair value
	(in thousands)
Available for sale securities:
Sponsored funds	$48,043	412	(6,376)	42,079
Sponsored privately offered funds	500	323	—	823
	$48,543	735	(6,376)	42,902
Equity method securities:
Sponsored funds				143,438
Sponsored privately offered funds				2,944
				146,382
Trading securities:
Mortgage-backed securities				22
Corporate bonds				6
Common stock				80
Sponsored funds				30,045
				30,153

Total investment securities				$219,437

	Amortized	Unrealized	Unrealized
December 31, 2014	cost	gains	losses	Fair value
	(in thousands)
Available for sale securities:
Sponsored funds	$160,675	2,177	(5,392)	157,460
Sponsored privately offered funds	1,750	2,060	—	3,810
	$162,425	4,237	(5,392)	161,270
Trading securities:
Mortgage-backed securities				28
Common stock				72
Sponsored funds				81,913
				82,013

Total investment securities				$243,283

Sponsored funds

The Company has classified its investments in certain sponsored funds as either equity method investments (when the Company owns between 20% and 50% of the fund) or as available for sale investments (when the Company owns less than 20% of the fund).  We do not hold a majority interest in any of our sponsored funds as of September 30, 2015. As a result, there are no sponsored funds consolidated in our financial statements.

Sponsored privately offered funds

The Company holds variable interests in, but is not the primary beneficiary of, certain sponsored privately offered funds.  The Company held investments in these funds totaling $3.8 million as of September 30, 2015 and December 31, 2014, which is our maximum loss exposure.

Purchases of trading securities during the nine months ended September 30, 2015 were $0.3 million.  Sales of trading securities were $0.3 million for the same period.  As described in Note 1 to the unaudited consolidated financial statements, effective July 1, 2015, $160.2 million of investments previously classified as available for sale securities were classified as equity method securities, representing seed investments in which the Company owns between 20% and 50% of the fund.  As a result, during the three months ended September 30, 2015, $2.1 million of unrealized losses were reclassified from other comprehensive income and recognized in the consolidated statement of income.

A summary of available for sale sponsored funds with fair values below carrying values at September 30, 2015 and December 31, 2014 is as follows:

	Less than 12 months		12 months or longer		Total
		Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2015	Fair value	losses	value	losses	value	losses
(in thousands)
Sponsored funds	$33,184	(5,300)	4,849	(1,076)	38,033	(6,376)

	Less than 12 months		12 months or longer		Total
		Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2014	Fair value	losses	value	losses	value	losses
(in thousands)
Sponsored funds	$66,858	(5,362)	1,187	(30)	68,045	(5,392)

Based upon our assessment of these sponsored funds, the time frame the investments have been in a loss position and our intent to hold sponsored funds until they have recovered, we determined that a write-down was not necessary at September 30, 2015.

A corporate bond accounted for as trading and held as of September 30, 2015 matures in 2018 and mortgage-backed securities accounted for as trading and held as of September 30, 2015 mature in 2022.

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

The following tables summarize our investment securities as of September 30, 2015 and December 31, 2014 that are recognized in our consolidated balance sheets using fair value measurements based on the differing levels of inputs.

September 30, 2015	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage-backed securities	$—	22	—	22
Corporate bonds	—	6	—	6
Common stock	80	—	—	80
Sponsored funds	215,562	—	—	215,562
Sponsored privately offered funds	3,723	7	37	3,767
Total	$219,365	35	37	219,437

December 31, 2014	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage-backed securities	$—	28	—	28
Common stock	72	—	—	72
Sponsored funds	239,373	—	—	239,373
Sponsored privately offered funds	3,770	4	36	3,810
Total	$243,215	32	36	243,283

5.              Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of purchase price over the tangible assets and identifiable intangible assets of an acquired business.  Our goodwill is not deductible for tax purposes.  Goodwill and identifiable intangible assets (all considered indefinite lived) at September 30, 2015 and December 31, 2014 are as follows:

	September 30,	December 31,
	2015	2014
	(in thousands)

Goodwill	$106,970	106,970

Mutual fund management advisory contracts	42,748	42,753
Mutual fund management subadvisory contracts	8,400	8,400
Total identifiable intangible assets	51,148	51,153

Total	$158,118	158,123

6.              Indebtedness

Debt is reported at its carrying amount in the consolidated balance sheet.  The fair value of the Company’s outstanding indebtedness is approximately $205.0 million at September 30, 2015 compared to the carrying value of $190.0 million.  Fair value is calculated based on Level 2 inputs.

7.              Income Tax Uncertainties

As of January 1, 2015 and September 30, 2015, the Company had unrecognized tax benefits, including penalties and interest, of $11.6 million ($8.3 million net of federal benefit) and $12.5 million ($9.1 million net of federal benefit), respectively, that if recognized, would impact the Company’s effective tax rate.  In the accompanying consolidated balance sheet, unrecognized tax benefits that are not expected to be settled within the next 12 months are included in other liabilities; unrecognized tax benefits that are expected to be settled within the next 12 months are included in income taxes payable; unrecognized tax benefits that reduce a net operating loss, similar tax loss, or tax credit carryforward are presented as a reduction to either current or noncurrent deferred income taxes, as applicable.

The Company’s accounting policy with respect to interest and penalties related to income tax uncertainties is to classify these amounts as income taxes.  As of January 1, 2015, the total amount of accrued interest and penalties related to uncertain tax positions recognized in the consolidated balance sheet was $3.5 million ($2.9 million net of federal benefit).  The total amount of penalties and interest, net of federal benefit, related to income tax uncertainties recognized in the statement of income for the nine month period ended September 30, 2015 was $0.1 million.  The total amount of accrued penalties and interest related to uncertain tax positions at September 30, 2015 of $3.6 million ($2.9 million net of federal benefit) is included in the total unrecognized tax benefits described above.

In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain.  In addition, respective tax authorities periodically audit our income tax returns.  These audits examine our significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions.  The 2012, 2013 and 2014 federal income tax returns are open tax years that remain subject to potential future audit.  State income tax returns for all years after 2011 and, in certain states, income tax returns for 2011, are subject to potential future audit by tax authorities in the Company’s major state tax jurisdictions.

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

The components of net periodic pension and other postretirement costs related to these plans were as follows:

	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	Three months ended September 30,		Three months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014	2015	2014	2015	2014
	(in thousands)				(in thousands)
Components of net periodic benefit cost:
Service cost	$3,020	2,521	227	180	9,061	7,563	683	540
Interest cost	2,105	2,099	99	99	6,315	6,297	297	297
Expected return on plan assets	(3,628)	(3,504)	—	—	(10,884)	(10,512)	—	—
Actuarial (gain) loss amortization	1,293	373	—	(4)	3,879	1,121	—	(12)
Prior service cost amortization	115	117	5	14	345	351	15	42
Transition obligation amortization	1	1	—	—	3	3	—	—

Total(1)	$2,906	1,607	331	289	8,719	4,823	995	867

(1)         Approximately 60% of net periodic pension and other postretirement benefit costs are included in compensation and related costs on the consolidated statements of income, while the remainder is included in underwriting and distribution expense.

During the first quarter of 2015, we contributed $20.0 million to the Pension Plan.

9.              Stockholders’ Equity

Earnings per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)

Net income	$48,058	74,586	182,616	232,438

Weighted average shares outstanding, basic and diluted	83,469	84,242	83,709	84,775

Earnings per share, basic and diluted	$0.58	0.89	2.18	2.74

Dividends

On July 15, 2015, the Board of Directors approved a dividend on our common stock in the amount of $0.43 per share to stockholders of record on October 12, 2015 to be paid on November 2, 2015.  The total dividend to be paid is approximately $35.7 million and is included in other current liabilities as of September 30, 2015.

Common Stock Repurchases

The Board of Directors has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in our stock-based compensation programs.

There were 812,764 shares and 614,062 shares repurchased in the open market or privately during the three months ended September 30, 2015 and 2014, respectively, which includes 108 shares and 1,962 shares, respectively, repurchased from employees who tendered shares to cover their minimum income tax withholdings with respect to vesting of stock awards during these same reporting periods. There were 1,435,355 shares and 1,522,270 shares repurchased in the open market or privately during the nine months ended September 30, 2015 and 2014, respectively, which includes 312,199 shares and 428,081 shares, respectively, repurchased from employees who tendered shares to cover their minimum income tax withholdings with respect to vesting of stock awards during each of these two periods.

Accumulated Other Comprehensive Income (Loss)

The following tables summarize other comprehensive income (loss) activity for the three and nine months ended September 30, 2015 and September 30, 2014.

Three months ended September 30, 2015	Unrealized (gains) losses on investment securities	Change in valuation allowance for unrealized gains (losses) on investment securities	Pension and postretirement benefits	Total accumulated other comprehensive income (loss)
	(in thousands)
Balance at June 30, 2015	$(2,713)	(2,649)	(46,369)	(51,731)

Other comprehensive loss before reclassification	(2,165)	(1,262)	—	(3,427)
Amount reclassified from accumulated other comprehensive income	1,330	776	888	2,994
Net current period other comprehensive income (loss)	(835)	(486)	888	(433)

Balance at September 30, 2015	$(3,548)	(3,135)	(45,481)	(52,164)

Three months ended September 30, 2014	Unrealized (gains) losses on investment securities	Change in valuation allowance for unrealized gains (losses) on investment securities	Pension and postretirement benefits	Total accumulated other comprehensive income (loss)
	(in thousands)
Balance at June 30, 2014	$4,078	1,353	(19,187)	(13,756)

Other comprehensive income before reclassification	(2,317)	(1,357)	—	(3,674)
Amount reclassified from accumulated other comprehensive income	(813)	(475)	315	(973)
Net current period other comprehensive income	(3,130)	(1,832)	315	(4,647)

Balance at September 30, 2014	$948	(479)	(18,872)	(18,403)

Nine months ended September 30, 2015	Unrealized (gains) losses on investment securities	Change in valuation allowance for unrealized gains (losses) on investment securities	Pension and postretirement benefits	Total accumulated other comprehensive income (loss)
	(in thousands)
Balance at December 31, 2014	$(727)	(1,471)	(48,245)	(50,443)

Other comprehensive loss before reclassification	(2,387)	(1,420)	—	(3,807)
Amount reclassified from accumulated other comprehensive income	(434)	(244)	2,764	2,086
Net current period other comprehensive income (loss)	(2,821)	(1,664)	2,764	(1,721)

Balance at September 30, 2015	$(3,548)	(3,135)	(45,481)	(52,164)

Nine months ended September 30, 2014	Unrealized (gains) losses on investment securities	Change in valuation allowance for unrealized gains (losses) on investment securities	Pension and postretirement benefits	Total accumulated other comprehensive income (loss)
	(in thousands)
Balance at December 31, 2013	$3,150	810	(19,819)	(15,859)

Other comprehensive income before reclassification	239	138	—	377
Amount reclassified from accumulated other comprehensive income	(2,441)	(1,427)	947	(2,921)
Net current period other comprehensive income	(2,202)	(1,289)	947	(2,544)

Balance at September 30, 2014	$948	(479)	(18,872)	(18,403)

Reclassifications from accumulated other comprehensive income (loss) and included in net income are summarized in the tables that follow.

For the three months ended September 30, 2015

	Pre-tax	Tax (expense) benefit	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Sponsored funds investment losses	$(2,119)	789	(1,330)	Investment and other income (loss)
Valuation allowance	—	(776)	(776)	Provision for income taxes
Amortization of pension and postretirement benefits	(1,414)	526	(888)	Underwriting and distribution expense and Compensation and related costs
Total	$(3,533)	539	(2,994)

For the three months ended September 30, 2014

	Pre-tax	Tax (expense) benefit	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Realized gain on sale of sponsored investment securities	$1,290	(477)	813	Investment and other income (loss)
Valuation allowance	—	475	475	Provision for income taxes
Amortization of pension and postretirement benefits	(501)	186	(315)	Underwriting and distribution expense and Compensation and related costs
Total	$789	184	973

For the nine months ended September 30, 2015

	Pre-tax	Tax (expense) benefit	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Sponsored funds investment gains	$685	(251)	434	Investment and other income (loss)
Valuation allowance	—	244	244	Provision for income taxes
Amortization of pension and postretirement benefits	(4,241)	1,477	(2,764)	Underwriting and distribution expense and Compensation and related costs
Total	$(3,556)	1,470	(2,086)

For the nine months ended September 30, 2014

	Pre-tax	Tax (expense) benefit	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Realized gain on sale of sponsored investment securities	$3,875	(1,434)	2,441	Investment and other income (loss)
Valuation allowance	—	1,427	1,427	Provision for income taxes
Amortization of pension and postretirement benefits	(1,505)	558	(947)	Underwriting and distribution expense and Compensation and related costs
Total	$2,370	551	2,921

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

We derive our revenues from providing investment management and advisory services, investment product underwriting and distribution, and shareholder services administration to the Waddell & Reed Advisors group of mutual funds (the “Advisors Funds”), Ivy Funds (the “Ivy Funds”), Ivy Funds Variable Insurance Portfolios (the “Ivy Funds VIP”) and InvestEd Portfolios (“InvestEd”) (collectively, the Advisors Funds, Ivy Funds, Ivy Funds VIP and InvestEd are referred to as the “Funds”), the Ivy Global Investors Fund SICAV and its sub-funds (the “IGI Funds”), and institutional and separately managed accounts. Investment management and/or advisory fees are based on the amount of average assets under management and are affected by sales levels, financial market conditions, redemptions and the composition of assets. Our underwriting and distribution revenues consist of Rule 12b-1 asset-based service and distribution fees, fees earned on fee-based asset allocation products and related advisory services, distribution fees on certain variable products, and commissions derived from sales of investment and insurance products. The products sold have various commission structures and the revenues received from those sales vary based on the type and dollar amount sold.  Shareholder service fee revenue includes transfer agency fees, custodian fees from retirement plan accounts and portfolio accounting and administration fees, and is earned based on assets under management or number of client accounts.  Our major expenses are for commissions, employee compensation, field support, dealer services and information technology.

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

Company Developments

•                  In October 2015, Ivy Funds launched two income-oriented mutual funds in partnership with Apollo Credit Management.  The Ivy Apollo Strategic Income Fund invests among three investment strategies: Apollo’s total return and Ivy’s global bond and high income.  The Ivy Apollo Multi-Asset Income Fund invests among four investment strategies: Apollo’s total return and Ivy’s high income, global equity income and global real estate, which is subadvised by LaSalle Investment Management Securities.

•                  Our assets under management decreased 18% from $128.9 billion at September 30, 2014 to $106.2 billion at September 30, 2015 driven by net outflows of $15.2 billion and market depreciation of $7.5 billion. Our average assets under management decreased 14% from $133.1 billion for the quarter ended September 30, 2014 to $114.8 billion for the quarter ended September 30, 2015.

•                  Operating revenues of $376.1 million in the third quarter of 2015 decreased $33.4 million, or 8%, compared to the third quarter of 2014.

•                  Operating income of $109.0 million in the third quarter of 2015 decreased $16.1 million, or 13%, compared to the third quarter of 2014.  Our operating margin of 29.0% for the quarter ended September 30, 2015 declined from 30.6% for the quarter ended September 30, 2014. Net income of $48.1 million for the third quarter of 2015 decreased $26.5 million, or 36%, compared to this same period a year ago.

•                  The third quarter of 2015 included $15.3 million of mark-to-market investment losses for sponsored funds (Advisor Funds, Ivy Funds and IGI Funds) held as equity method investments in our investment portfolio.  These unrealized losses increased our capital loss carryforward and resulted in a corresponding increase to a valuation allowance. This resulted in the inability to recognize a tax benefit of $6.7 million.

•                  Company-wide sales in the third quarter of 2015 decreased 24% compared to sales in the third quarter of 2014. Diversification remains our focus as sales exceeded $100.0 million for eight investment strategies during the third quarter of 2015. Of these investment strategies, sales for three strategies exceeded $500.0 million.

•                  Outflows from the Asset Strategy funds comprised 88% of total outflows in our retail distribution channel in the third quarter of 2015.

•                  Our balance sheet remains solid, and we ended the third quarter of 2015 with cash and investments of $832.1 million.

Assets Under Management

Assets under management at September 30, 2015 decreased 12% to $106.2 billion from $120.7 billion at June 30, 2015 due to market depreciation of $10.4 billion and outflows of $4.2 billion.

Change in Assets Under Management(1)

	Third Quarter 2015
	Wholesale	Advisors	Institutional	Total
	(in millions)

Beginning Assets	$57,545	45,947	17,214	120,706

Sales(2)	2,768	1,238	465	4,471
Redemptions	(5,569)	(1,242)	(1,817)	(8,628)
Net Exchanges	265	(265)	—	—
Net Flows	(2,536)	(269)	(1,352)	(4,157)

Market Depreciation/Other	(5,689)	(3,463)	(1,205)	(10,357)
Ending Assets	$49,320	42,215	14,657	106,192

	Third Quarter 2014
	Wholesale	Advisors	Institutional	Total
	(in millions)

Beginning Assets	$71,671	45,797	18,165	135,633

Sales(2)	4,269	1,322	328	5,919
Redemptions	(7,008)	(1,146)	(727)	(8,881)
Net Exchanges	112	(112)	—	—
Net Flows	(2,627)	64	(399)	(2,962)

Market Depreciation/Other	(2,669)	(953)	(163)	(3,785)
Ending Assets	$66,375	44,908	17,603	128,886

(1)         Includes all activity of the Funds, the IGI Funds and institutional and separate accounts, including money market funds and transactions at net asset value, for which we receive no commissions.

(2)         Primarily gross sales (net of sales commission), but also includes net reinvested dividends and capital gains and investment income.

Assets under management decreased to $106.2 billion at September 30, 2015 compared to $123.7 billion at December 31, 2014 due to outflows of $8.8 billion and market depreciation of $8.7 billion.

	Year to Date 2015
	Wholesale	Advisors	Institutional	Total
	(in millions)

Beginning Assets	$60,335	45,517	17,798	123,650

Sales(2)	9,877	3,856	1,968	15,701
Redemptions	(16,386)	(3,800)	(4,280)	(24,466)
Net Exchanges	633	(633)	—	—
Net Flows	(5,876)	(577)	(2,312)	(8,765)

Market Depreciation/Other	(5,139)	(2,725)	(829)	(8,693)
Ending Assets	$49,320	42,215	14,657	106,192

	Year to Date 2014
	Wholesale	Advisors	Institutional	Total
	(in millions)

Beginning Assets	$67,055	43,667	15,821	126,543

Sales(2)	16,150	4,214	3,075	23,439
Redemptions	(14,933)	(3,350)	(2,257)	(20,540)
Net Exchanges	(173)	(312)	485	—
Net Flows	1,044	552	1,303	2,899

Market Appreciation (Depreciation)/Other	(1,724)	689	479	(556)
Ending Assets	$66,375	44,908	17,603	128,886

(2)         Primarily gross sales (net of sales commission), but also includes net reinvested dividends and capital gains and investment income.

Average assets under management, which are generally more indicative of trends in revenue for providing investment management services than the quarter over quarter change in ending assets under management, are presented below.

Average Assets Under Management

	Third Quarter 2015
	Wholesale	Advisors	Institutional	Total
	(in millions)

Asset Class:
Equity	$44,286	33,271	14,730	$92,287
Fixed Income	9,544	9,821	1,159	20,524
Money Market	156	1,876	—	2,032
Total	$53,986	44,968	15,889	$114,843

	Third Quarter 2014
	Wholesale	Advisors	Institutional	Total
	(in millions)

Asset Class:
Equity	$55,866	33,630	17,046	$106,542
Fixed Income	13,375	10,105	893	24,373
Money Market	158	2,030	—	2,188
Total	$69,399	45,765	17,939	$133,103

	Year to Date 2015
	Wholesale	Advisors	Institutional	Total
	(in millions)

Asset Class:
Equity	$47,149	34,185	15,825	$97,159
Fixed Income	10,247	10,007	1,107	21,361
Money Market	149	1,842	—	1,991
Total	$57,545	46,034	16,932	$120,511

	Year to Date 2014
	Wholesale	Advisors	Institutional	Total
	(in millions)

Asset Class:
Equity	$55,535	32,879	16,336	$104,750
Fixed Income	13,670	9,877	772	24,319
Money Market	170	2,008	—	2,178
Total	$69,375	44,764	17,108	$131,247

Results of Operations — Three and Nine Months Ended September 30, 2015 as Compared with Three and Nine Months Ended September 30, 2014

Net Income

	Three months ended
	September 30,
	2015	2014	Variance

Net Income (in thousands)	$48,058	74,586	-36%

Earnings per share, basic and diluted	$0.58	0.89	-35%

Operating Margin	29.0%	30.6%	-160	bps

	Nine months ended
	September 30,
	2015	2014	Variance

Net Income (in thousands)	$182,616	232,438	-21%

Earnings per share, basic and diluted	$2.18	2.74	-20%

Operating Margin	28.1%	30.4%	-230	bps

Total Revenues

Total revenues decreased 8% to $376.1 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 due primarily to a decrease in average assets under management of 14% driven by net outflows and market depreciation.  For the nine months ended September 30, 2015, total revenues decreased $45.1 million, or 4%, compared to the same period in the prior year due to a decrease in average assets under management of 8% driven by net outflows and market depreciation.

	Three months ended
	September 30,
	2015	2014	Variance
	(in thousands, except percentage data)

Investment management fees	$175,218	197,783	-11%
Underwriting and distribution fees	165,130	173,047	-5%
Shareholder service fees	35,761	38,728	-8%
Total revenues	$376,109	409,558	-8%

	Nine months ended
	September 30,
	2015	2014	Variance
	(in thousands, except percentage data)

Investment management fees	$543,237	579,444	-6%
Underwriting and distribution fees	503,616	507,315	-1%
Shareholder service fees	108,704	113,849	-5%
Total revenues	$1,155,557	1,200,608	-4%

Investment Management Fee Revenues

Investment management fee revenues are earned by providing investment advisory services to the Funds, the IGI Funds and to institutional and separate accounts.  Investment management fee revenues for the third quarter of 2015 decreased $22.6 million, or 11%, from last year’s third quarter.  For the nine month period ended September 30, 2015, investment management fee revenues decreased $36.2 million, or 6%, compared to the same period in 2014.   The following tables summarize investment management fee revenues, related average assets under management, fee waivers and investment management fee rates for the three and nine months ended September 30, 2015 and 2014.

	Three months ended September 30,
	2015	2014	Variance
	(in thousands except for management fee rate and average assets)
Retail investment management fees	$161,441	182,094	-11%
Retail average assets (in millions)	98,954	115,164	-14%
Retail management fee rate	0.6473%	0.6273%

Money market fee waivers	1,821	2,033	-10%
Other fee waivers	940	1,361	-31%
Total fee waivers	$2,761	3,394	-19%

Institutional investment management fees	$13,777	15,689	-12%
Institutional average assets (in millions)	15,889	17,939	-11%
Institutional management fee rate	0.3440%	0.3470%

	Nine months ended September 30,
	2015	2014	Variance
	(in thousands except for management fee rate and average assets)
Retail investment management fees	$499,345	535,140	-7%
Retail average assets (in millions)	103,579	114,139	-9%
Retail management fee rate	0.6446%	0.6268%

Money market fee waivers	5,387	6,002	-10%
Other fee waivers	2,628	2,947	-11%
Total fee waivers	$8,015	8,949	-10%

Institutional investment management fees	$43,892	44,304	-1%
Institutional average assets (in millions)	16,932	17,107	-1%
Institutional management fee rate	0.3466%	0.3462%

Revenues from investment management services provided to our retail mutual funds, which are distributed through the Wholesale, Advisors and Institutional channels, decreased $20.7 million, compared to the third quarter of 2014.  For the nine months ended September 30, 2015, revenues from investment management services provided to our retail mutual funds decreased $35.8 million, compared to the first nine months of 2014.  Investment management revenue declined less on a percentage basis than the related average assets under management due to an increase in the average management fee rate.  A lower asset base in the Ivy Asset Strategy Fund and Ivy High Income Fund have resulted in increased management fee rates in 2015 compared to 2014 for both periods, due to both funds having management fee rates less than our average management fee rate.  Management fees waivers are recorded as an offset to investment management fees up to the amount of fees earned.

Institutional account revenues decreased $1.9 million from the third quarter of 2014.  Investment management revenues declined more on a percentage basis than the related average assets under management due to a decrease in the average management fee rate.  For the nine month period ended September 30, 2015, institutional account revenues decreased $0.4 million, compared to the same period in 2014.

	Annualized long-term redemption rates (excludes money market redemptions)
	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Wholesale channel	41.2%	40.3%	38.3%	28.9%
Advisors channel	8.9%	8.2%	9.0%	8.1%
Institutional channel	45.4%	16.1%	33.8%	17.6%
Total	29.3%	26.1%	26.6%	20.4%

The increased redemption rate in both periods for the Wholesale channel was driven primarily by redemptions in the Asset Strategy funds.  Redemptions in the Asset Strategy funds during the third quarter of 2015 and the first nine months of 2015 represent approximately 50% of Wholesale channel redemptions and account for approximately 40% of Wholesale channel redemptions for both periods in 2014.  Prolonged redemptions in the Wholesale channel could negatively affect revenues in future periods.  We expect the Advisors channel long-term redemption rate to remain lower than that of the industry average due to the personal and customized nature in which our financial advisors provide service to our clients by focusing on meeting their long-term financial objectives.  The increased Institutional channel redemption rate in both comparative periods was primarily driven by an institutional account moving from an active core strategy to a smart beta strategy. Also, a large Asset Strategy account that we subadvise has notified us of its intent to recommend to its board a redemption of most of the account’s assets in the middle of 2016.

Our overall redemption rate of 26.6% for the first nine months of 2015 is slightly higher than the current year-to-date industry average of approximately 24%, based on data from the Investment Company Institute.

Underwriting and Distribution Fee Revenues and Expenses

The following tables summarize our underwriting and distribution fee revenues and expenses segregated by distribution channel:

	Third Quarter 2015
	Wholesale	Advisors	Total
	(in thousands)

Revenue	$47,040	118,090	165,130
Expenses - Direct	(62,117)	(84,420)	(146,537)
Expenses - Indirect	(13,329)	(29,199)	(42,528)
Net Distribution (Costs)/Excess	$(28,406)	4,471	(23,935)

	Third Quarter 2014
	Wholesale	Advisors	Total
	(in thousands)

Revenue	$59,807	113,240	173,047
Expenses - Direct	(75,775)	(79,700)	(155,475)
Expenses - Indirect	(13,317)	(28,454)	(41,771)
Net Distribution (Costs)/Excess	$(29,285)	5,086	(24,199)

	Year to Date 2015
	Wholesale	Advisors	Total
	(in thousands)

Revenue	$150,950	352,666	503,616
Expenses - Direct	(197,659)	(251,619)	(449,278)
Expenses - Indirect	(41,330)	(89,639)	(130,969)
Net Distribution (Costs)/Excess	$(88,039)	11,408	(76,631)

	Year to Date 2014
	Wholesale	Advisors	Total
	(in thousands)

Revenue	$179,608	327,707	507,315
Expenses - Direct	(232,309)	(231,264)	(463,573)
Expenses - Indirect	(37,643)	(86,589)	(124,232)
Net Distribution (Costs)/Excess	$(90,344)	9,854	(80,490)

The following tables summarize the significant components of underwriting and distribution fee revenues segregated by distribution channel:

	Third Quarter 2015
	Wholesale	Advisors	Total
	(in thousands)

Underwriting and distribution fee revenues
Rule 12b-1 service and distribution fees	$45,539	30,767	76,306
Fee-based asset allocation product revenues	—	56,331	56,331
Sales commissions on front-end load mutual fund and variable annuity products	597	18,275	18,872
Sales commissions on other products	—	7,048	7,048
Other revenues	904	5,669	6,573
Total	$47,040	118,090	165,130

	Third Quarter 2014
	Wholesale	Advisors	Total
	(in thousands)

Underwriting and distribution fee revenues
Rule 12b-1 service and distribution fees	$57,267	31,172	88,439
Fee-based asset allocation product revenues	—	52,459	52,459
Sales commissions on front-end load mutual fund and variable annuity products	1,232	16,988	18,220
Sales commissions on other products	—	6,634	6,634
Other revenues	1,308	5,987	7,295
Total	$59,807	113,240	173,047

	Year to Date 2015
	Wholesale	Advisors	Total
	(in thousands)

Underwriting and distribution fee revenues
Rule 12b-1 service and distribution fees	$145,281	92,532	237,813
Fee-based asset allocation product revenues	—	169,470	169,470
Sales commissions on front-end load mutual fund and variable annuity products	2,531	53,467	55,998
Sales commissions on other products	—	19,835	19,835
Other revenues	3,138	17,362	20,500
Total	$150,950	352,666	503,616

	Year to Date 2014
	Wholesale	Advisors	Total
	(in thousands)

Underwriting and distribution fee revenues
Rule 12b-1 service and distribution fees	$171,772	90,302	262,074
Fee-based asset allocation product revenues	—	149,154	149,154
Sales commissions on front-end load mutual fund and variable annuity products	4,902	51,253	56,155
Sales commissions on other products	—	19,439	19,439
Other revenues	2,934	17,559	20,493
Total	$179,608	327,707	507,315

Underwriting and distribution revenues earned in the third quarter of 2015 decreased by $7.9 million, or 5%, compared to the third quarter of 2014.  Rule 12b-1 asset based service and distribution fees across both channels decreased $12.1 million, or 14%, quarter over quarter, driven by a decrease in average mutual fund assets under management for which we earn Rule 12b-1 revenues.  Approximately 75% of Rule 12b-1 revenues earned are a pass-through to direct underwriting and distribution expenses.  In our Advisors channel, revenues from fee-based asset allocation products continued to be meaningful, increasing to 48% of Advisor channel underwriting and distribution revenues in the third quarter of 2015 compared to 46% in the third quarter of 2014.  Fee-based asset allocation assets under management grew from $16.6 billion at September 30, 2014 to $17.0 billion at September 30, 2015, generating an increase of fee-based asset allocation revenue of $3.9 million, or 7%, as advisors increasingly utilize fee-based programs for their clients.

For the nine months ended September 30, 2015, underwriting and distribution revenues decreased $3.7 million, or 1%, compared with the nine months ended September 30, 2014.  Rule 12b-1 asset based service and distribution fees across both channels decreased $24.3 million, or 9%, compared to the first nine months of 2014, driven by a decrease in average mutual fund assets under management for which we earn Rule 12b-1 revenues.  In our Advisors channel, revenues from fee-based asset allocation products increased $20.3 million, or 14%, compared to the prior year.

Underwriting and distribution expenses for the third quarter of 2015 decreased by $8.2 million, or 4%, compared to the third quarter of 2014.  Direct expenses in the Wholesale channel decreased by $13.7 million due to decreased average wholesale assets under management of 22% and lower sales volume year over year, which resulted in lower dealer compensation, wholesaler commissions and Rule 12b-1 asset-based service and distribution expenses paid to third party distributors.  Direct expenses in the Advisors channel grew in relation to revenue, offsetting the decrease in the Wholesale channel.  Indirect expenses across both channels increased $0.8 million, or 2%, compared to the third quarter of  2014, primarily due to increased employee compensation and benefits, partially offset by lower sales meeting costs and lower computer services and software expenses.

For the nine months ended September 30, 2015, underwriting and distribution expenses decreased by $7.6 million, or 1%, compared to the first nine months of 2014.  Direct expenses in the Wholesale channel decreased by $34.7 million due to decreased average wholesale assets under management of 17% and lower sales volume year over year, which resulted in lower dealer compensation, wholesaler commissions and Rule 12b-1 asset-based service and distribution expenses paid to third party distributors.  Direct expenses in the Advisors channel grew in relation to revenue, offsetting the decrease in the Wholesale channel.  Indirect expenses, across both channels, during the nine months ended September 30, 2015 increased $6.7 million, or 5%, compared with the nine months ended September 30, 2014, primarily due to increased employee compensation and benefits,  partially offset by lower computer services and software expenses.

Shareholder Service Fee Revenue

Shareholder service fee revenue primarily includes transfer agency fees, custodian fees from retirement plan accounts, and portfolio accounting and administration fees.  Transfer agency fees are asset-based and/or account-based revenues, portfolio accounting and administration fees are asset-based revenues, and custodian fees from retirement plan accounts are based on the number of client accounts.

During the third quarter of 2015, shareholder service fee revenue decreased $3.0 million, or 8%, compared to the third quarter of 2014 primarily due to a decrease in asset-based fees.  Of the decrease in asset-based fees, fees for the I, Y, R and R6 share classes of the Funds decreased $2.9 million, or 24%, compared to the third quarter of 2014.  Assets in the I, Y, R and R6 share classes of the Funds declined 23% from a quarterly average of $32.4 billion at September 30, 2014 to an average of $25.0 billion at September 30, 2015.  For the nine month period ended September 30, 2015, shareholder service fee revenue decreased $5.1 million, or 5%, compared to the same period in 2014 due to a decrease in asset-based fees.  Asset-based fees during the nine months ended September 30, 2015 for the I, Y, R and R6 share classes of the Funds decreased $5.4 million, or 15%.  Assets in the I, Y, R and R6 share classes of the Funds declined 15% from an average of $31.2 billion at September 30, 2014 to an average of $26.6 billion at September 30, 2015.

Total Operating Expenses

Operating expenses decreased $17.3 million, or 6%, in the third quarter of 2015 compared to the third quarter of 2014, primarily due to decreased underwriting and distribution expenses and an intangible asset impairment charge in the third quarter of 2014.  For the nine months ended September 30, 2015, operating expenses decreased $4.2 million, or 1%, compared to the first nine months of 2014, primarily due to decreased underwriting and distribution expenses and an intangible asset impairment charge in the third quarter of 2014, offset by increased compensation and related costs and increased general and administrative costs.  Underwriting and distribution expenses are discussed above.

	Three Months Ended
	September 30,
	2015	2014	Variance
	(in thousands, except percentage data)
Underwriting and distribution	$189,065	197,246	-4%
Compensation and related costs	46,157	48,375	-5%
General and administrative	25,458	24,924	2%
Subadvisory fees	2,305	2,203	5%
Depreciation	4,117	3,786	9%
Intangible asset impairment	—	7,900	NM
Total operating expenses	$267,102	284,434	-6%

	Nine Months Ended
	September 30,
	2015	2014	Variance
	(in thousands, except percentage data)
Underwriting and distribution	$580,247	587,805	-1%
Compensation and related costs	152,481	146,973	4%
General and administrative	79,033	75,863	4%
Subadvisory fees	7,086	6,149	15%
Depreciation	12,215	10,576	15%
Intangible asset impairment	—	7,900	NM
Total operating expenses	$831,062	835,266	-1%

Compensation and Related Costs

Compensation and related costs during the third quarter of 2015 decreased $2.2 million, or 5%, compared to the third quarter of 2014.  Decreases in incentive compensation and equity compensation totaling $4.3 million were the primary drivers.  Partially offsetting the decreases, base salaries and pension expense increased a total of $2.1 million, compared to the third quarter of 2014.

For the nine months ended September 30, 2015, compensation and related costs increased $5.5 million, or 4%, compared to the first nine months of 2014.  Increases in incentive compensation and base salaries totaling $8.1 million were the primary contributors.  Additionally, pension expense increased $2.5 million compared to the first nine months of 2014.  Partially offsetting the increases, share-based compensation decreased $4.7 million primarily due to forfeiture rate adjustments related to outstanding restricted stock.

General and Administrative Costs

General and administrative expenses increased $0.5 million to $25.5 million for the third quarter of 2015, compared to the third quarter of 2014. Technology consulting expenses and computer services and software costs related to the implementation of technology infrastructure initiatives drove the increase.  Offsetting these increases were lower dealer service costs and lower temporary office service costs.  A majority of dealer service costs represent pass-through account servicing costs to third party dealers and are based on lower asset levels in certain share classes.

For the nine months ended September 30, 2015, general and administrative expenses increased $3.2 million to $79.0 million, compared to the same period in 2014.  The increase is due to technology costs related to the implementation of technology infrastructure initiatives, partially offset by lower management fee waivers and shareholder quarterly statement costs.

Subadvisory Fees

Subadvisory fees represent fees paid to other asset managers for providing advisory services for certain mutual fund portfolios.  Gross management fee revenues for products subadvised by others were $3.8 million for the three months ended September 30, 2015 compared to $4.1 million for the third quarter of 2014 due to a 6% decrease in subadvised average net assets under management.  Gross management fee revenues for subadvised products decreased at a greater rate than the related average net assets under management due to a decrease in the average management fee rate. For the nine months ended September 30, 2015, gross management fee revenues for products subadvised by others were $12.7 million compared to $11.6 million for the same period in 2014 due to a 15% increase in average net assets under management.  Gross management fee revenues for subadvised products increased at a lesser rate than the related average net assets under management due to a decrease in the average management fee rate.  Subadvisory expenses during the three and nine months ended September 30, 2015 increased in relation to revenue when compared to the same periods in 2014 due to termination fees related to internalizing management of the Micro Cap Growth funds as of June 30, 2015.

Subadvised average assets under management at September 30, 2015 were $2.6 billion compared to an average of $2.2 billion at September 30, 2014.

Investment and Other Income (Loss) and Taxes

For the quarters ended September 30, 2015 and 2014, investment and other losses were $16.9 million and $1.2 million, respectively.  The majority of the decrease is related to mark-to-market activity on sponsored funds (Advisor Funds, Ivy Funds and IGI Funds) held as equity method investments and sponsored funds held as trading in our investment portfolio.  We recorded mark-to-market losses of $17.6 million in the third quarter of 2015, compared to market-to-market losses of $3.5 million in the third quarter of 2014.  We recorded realized gains on the sale of available for sale sponsored funds during the third quarter of 2014 of $1.3 million.

Investment and other losses were $12.9 million for the nine months ended September 30, 2015, compared to investment and other income of $8.8 million in the same period in 2014.  We recorded mark-to-market losses of $17.6 million on sponsored fund holdings in our equity method investments and trading portfolios for the first nine months of 2015, compared to mark-to-market gains of $2.0 million for the first nine months of 2014.

Our effective income tax rate was 46.2% for the third quarter of 2015, as compared to 38.4% for the third quarter of 2014.  Due to the sale of a subsidiary in 2013, the Company has deferred tax assets related to capital loss carryforwards that are available to offset current and future capital gains.  A valuation allowance was recorded on this capital loss when realized due to the extent that this loss exceeded available capital gains. The valuation allowance was necessary due to the limited carryforward period permitted by law on losses of this character.  A decrease in the fair value of the Company’s equity method investments and trading securities portfolio in the third quarter of 2015 increased the valuation allowance, thereby increasing income tax expense by $6.7 million.  A decrease in the fair value of the Company’s trading securities portfolio in the third quarter of 2014 increased the valuation allowance, thereby increasing income tax expense by $0.9 million.

The third quarter 2015 and 2014 effective income tax rates, removing the effects of the valuation allowance, would have been 38.9% and 37.7%, respectively.  The adjusted effective tax rate in the third quarter of 2015 was higher primarily due to lower income before taxes in the third quarter of 2015, which increased the impact of non-deductible expenses on the effective income tax rate.  Additionally, the third quarter 2015 tax rate was higher due to adjustments to prior year estimates of tax based upon actual tax return filings.

Our effective income tax rate was 39.8% for the nine months ended September 30, 2015, as compared to 36.5% for the nine months ended September 30, 2014.  During 2015, a decrease in the fair value of equity method investments increased the valuation allowance, thereby increasing income tax expense by $5.7 million.  During 2014, an increase in the fair value of the Company’s trading securities portfolio and realized capital gains on securities classified as available for sale allowed for a release of a portion of the valuation allowance, thereby reducing income tax expense by $2.1 million.  Additionally, the Company closed a transaction that recharacterized tax losses on a limited partnership investment from capital to ordinary, thereby releasing a portion of the valuation allowance and reducing income tax expense by $1.5 million in 2014.

Removing the effects of the valuation allowance for the nine months ended September 30, 2015 and 2014, the effective income tax rate would have been 37.9% and 37.5%, respectively.  The adjusted effective tax rate in 2015 was higher primarily due to lower income before taxes in 2015, which increased the impact of non-deductible expenses on the effective income tax rate.  Additionally, the 2015 rate was higher due to adjustments to prior year estimates of tax based upon actual tax return filings.

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

Pay Dividends

We paid quarterly dividends on our Class A common stock that resulted in financing cash outflows of $108.2 million and $86.8 million for the first nine months of 2015 and 2014, respectively.  The Company’s Board of Directors approved an increase in the quarterly dividend on our common stock from $0.43 per share to $0.46 per share beginning with the dividend payable February 1, 2016 to shareholders of record on January 11, 2016.

Repurchase Our Stock

We repurchased 1,435,355 shares and 1,522,270 shares of our Class A common stock in the open market or privately during the nine months ended September 30, 2015 and 2014, respectively, resulting in cash outflows of $63.3 million and $96.1 million, respectively.

Operating Cash Flows

Cash from operations, our primary source of funds, decreased $29.7 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.  The decrease is primarily due to lower net income of $49.8 million, offset partially by a decreased cash outlay in 2015 for payment of upfront commissions for certain fee-based asset allocation products, due to changes to the advisor compensation plan in the second quarter of 2014.

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

Investing Cash Flows

Investing activities consist primarily of the purchase, sale and maturities of sponsored investment securities, as well as capital expenditures.  We expect our 2015 capital expenditures to be in the range of $25.0 to $35.0 million.

Financing Cash Flows

As noted previously, dividends and stock repurchases accounted for a majority of our financing cash outflows in the first nine months of 2015 and 2014.

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

Supplemental Information

	Third	Third		Year to	Year to
	Quarter	Quarter		Date	Date
	2015	2014	Variance	2015	2014	Variance

Channel highlights
Number of wholesalers	61	59	3.4%	61	59	3.4%
Number of advisors	1,795	1,759	2.0%	1,795	1,759	2.0%
Advisor productivity (in thousands)(1)	$66.3	64.6	2.6%	$200.2	187.9	6.5%

Redemption rates - long term assets
Wholesale	41.2%	40.3%		38.3%	28.9%
Advisors	8.9%	8.2%		9.0%	8.1%
Institutional	45.4%	16.1%		33.8%	17.6%
Total	29.3%	26.1%		26.6%	20.4%

Operating highlights
Organic growth (decay) annualized	(13.8)%	(8.7)%		(9.5)%	3.1%
Total assets under management (in millions)	$106,192	128,886	(17.6)%	$106,192	128,886	(17.6)%

Operating margin	29.0%	30.6%		28.1%	30.4%

Diversification (company total)
As % of Sales
Asset Strategy	12.5%	24.9%		14.1%	29.1%
Fixed Income	18.9%	28.8%		19.8%	25.4%
Other	68.6%	46.3%		66.1%	45.5%
As % of Assets Under Management
Asset Strategy	23.7%	32.0%		23.7%	32.0%
Fixed Income	18.7%	18.2%		18.7%	18.2%
Other	57.6%	49.8%		57.6%	49.8%

Shareholder service fees
Average assets for I, Y, R and R6 share classes (in millions)	$24,952	32,392	(23.0)%	$26,609	31,171	(14.6)%
Number of shareholder accounts (in thousands)	4,346	4,380	(0.8)%	4,346	4,380	(0.8)%

(1)   Advisors’ productivity is calculated by dividing underwriting and distribution revenues for the Advisors channel by the average number of advisors during the period.

Item 3.                                 Quantitative and Qualitative Disclosures About Market Risk

We are primarily exposed to market risk associated with unfavorable movements in interest rates and securities prices.  The Company has had no material changes in its market risk policies or its market risk sensitive instruments and positions from that previously reported in the Company’s 2014 Form 10-K.

Item 4.                                 Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2015, have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015.

The Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

Item 1A.                        Risk Factors

The Company has had no material changes to its Risk Factors from those previously reported in the Company’s 2014 Form 10-K.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information about the shares of Class A common stock we repurchased during the third quarter of 2015.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program

July 1 - July 31	270,521	$44.68	270,521	n/a	(1)
August 1 - August 31	442,243	40.10	442,135	n/a	(1)
September 1 - September 30	100,000	34.53	100,000	n/a	(1)

Total	812,764	$40.93	812,656

(1)         On August 31, 1998, we announced that our Board of Directors approved a program to repurchase shares of our common stock on the open market.  Under the repurchase program, we are authorized to repurchase, in any seven-day period, the greater of (i) 3% of our outstanding common stock or (ii) $50 million of our common stock.  We may repurchase our common stock in privately negotiated transactions or through the New York Stock Exchange, other national or regional market systems, electronic communication networks or alternative trading systems.  Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased.  Our Board of Directors reviewed and ratified the stock repurchase program in October 2012.  During the third quarter of 2015, 812,656 shares of our common stock were repurchased pursuant to the repurchase program and 108 shares, reflected in the table above, were purchased in connection with funding employee income tax withholding obligations arising from the vesting of restricted shares.

Item 6.                                 Exhibits

31.1*                 Section 302 Certification of Chief Executive Officer

31.2*                 Section 302 Certification of Chief Financial Officer

32.1**          Section 906 Certification of Chief Executive Officer

32.2**          Section 906 Certification of Chief Financial Officer

101*                    Materials from the Waddell & Reed Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Unaudited Consolidated Financial Statements, tagged in detail.

*          Filed herewith

**   Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 9th day of November 2015.

WADDELL & REED FINANCIAL, INC.

By:	/s/ Henry J. Herrmann
Chief Executive Officer, Chairman of the Board and Director
(Principal Executive Officer)

By:	/s/ Brent K. Bloss
Senior Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)