Form 10-K
period 2015-12-31
WADDELL & REED FINANCIAL INC
filed 2016-02-26
CIK 1052100

Use these links to rapidly review the document
TABLE OF CONTENTS1
TABLE OF CONTENTS2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

        The aggregate market value of the voting and non-voting common stock equity held by non-affiliates based on the closing sale price on June 30, 2015 was $3.82 billion.

        Shares outstanding of each of the registrant's classes of common stock as of February 12, 2016 Class A common stock, $.01 par value: 81,758,013.

DOCUMENTS INCORPORATED BY REFERENCE

        In Parts II and III of this Form 10-K, portions of the definitive proxy statement for the 2016 Annual Meeting of Stockholders to be held April 13, 2016.

Index of Exhibits (Pages 90 through 94)
Total Number of Pages Included Are 94

WADDELL & REED FINANCIAL, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2015

PART I

Forward-Looking Statements

        This Annual Report on Form 10-K and the letter to stockholders contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the current views and assumptions of management with respect to future events regarding our business and the industry in general. These forward-looking statements include all statements, other than statements of historical fact, regarding our financial position, business strategy and other plans and objectives for future operations, including statements with respect to revenues and earnings, the amount and composition of assets under management, distribution sources, expense levels, redemption rates and the financial markets and other conditions. These statements are generally identified by the use of words such as "may," "could," "should," "would," "believe," "anticipate," "forecast," "estimate," "expect," "intend," "plan," "project," "outlook," "will," "potential" and similar statements of a future or forward-looking nature. Readers are cautioned that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance. Certain important factors that could cause actual results to differ materially from our expectations are disclosed in the Item 1 "Business" and Item 1A "Risk Factors" sections of this Annual Report on Form 10-K, which include, without limitation, the adverse effect from a decline in securities markets or in the relative investment performance of our products, our inability to pay future dividends, the loss of existing distribution channels or the inability to access new ones, a reduction of the assets we manage on short notice, and adverse results of litigation and/or arbitration. The forgoing factors should not be construed as exhaustive and should be read together with other cautionary statements included in this and other reports and filings we make with the SEC. All forward-looking statements speak only as of the date on which they are made and we undertake no duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.    Business

General

        Waddell & Reed Financial, Inc. (hereinafter referred to as the "Company," "we," "our" or "us") is a corporation, incorporated in the state of Delaware in 1981, that conducts business through its subsidiaries. Founded in 1937, we are one of the oldest mutual fund complexes in the United States, having introduced the Waddell & Reed Advisors group of mutual funds (the "Advisors Funds") in 1940. Over time we added additional mutual fund families: Ivy Funds (the "Ivy Funds"), Ivy Funds Variable Insurance Portfolios ("Ivy Funds VIP"), InvestEd Portfolios, our 529 college savings plan ("InvestEd") (collectively, the Advisors Funds, Ivy Funds, Ivy Funds VIP and InvestEd are referred to as the "Funds") and the Ivy Global Investors Fund SICAV (the "SICAV") and its Ivy Global Investors sub-funds (the "IGI Funds"), an undertaking for the collective investment in transferable securities ("UCITS"). As of December 31, 2015, we had $104.4 billion in assets under management.

        We derive our revenues from providing investment management, investment advisory, investment product underwriting and distribution, and shareholder services administration to the Funds, the IGI Funds and institutional and separately managed accounts. Investment management fees are based on the amount of average assets under management and are affected by sales levels, financial market conditions, redemptions and the composition of assets. Our underwriting and distribution revenues consist of Rule 12b-1 asset-based service and distribution fees, fees earned on fee-based asset allocation products and related advisory services, commissions derived from sales of investment and insurance products, and distribution fees on certain variable products. The products sold have various commission structures and the revenues received from those sales vary based on the type and dollar amount sold. Shareholder service fee revenue includes transfer agency fees, custodian fees from retirement plan accounts, and portfolio accounting and administration fees, and is earned based on assets under management or number of client accounts.

        We operate our business through a balanced distribution network. Our retail products are distributed through third parties such as other broker/dealers, registered investment advisors and various retirement platforms (collectively, the "Wholesale channel") or through our sales force of independent financial advisors (the "Advisors channel"). We also market our investment advisory services to institutional investors, either directly or through consultants (the "Institutional channel").

        Our Wholesale channel efforts include retail fund distribution through broker/dealers (the primary method of distributing mutual funds for the industry), registered investment advisors (fee-based financial advisors who generally sell mutual funds through financial supermarkets) and retirement and insurance platforms. Assets under management in this channel were $45.6 billion at the end of 2015.

        In the Advisors channel, our sales force focuses its efforts primarily on financial planning, serving mostly middle class and mass affluent clients. We compete with smaller broker/dealers and independent financial advisors, as well as a span of other financial service providers. Assets under management in this channel were $43.4 billion at December 31, 2015.

        Through our Institutional channel, we serve as subadvisor for domestic and foreign distributors of investment products for pension funds, Taft-Hartley plans and endowments. Additionally, we serve as investment advisor and distributor of the IGI Funds. Assets under management in the Institutional channel were $15.4 billion at December 31, 2015.

Organization

        We operate our investment advisory business through our subsidiary companies, primarily Waddell & Reed Investment Management Company ("WRIMCO"), a registered investment adviser for the Advisors Funds, the Ivy Funds VIP and InvestEd, and Ivy Investment Management Company ("IICO"), the registered investment adviser for the Ivy Funds and the IGI Funds and global distributor of the IGI Funds.

        Our underwriting and distribution business operates through two broker/dealers: Waddell & Reed, Inc. ("W&R") and Ivy Funds Distributor, Inc. ("IFDI"). W&R is a registered broker/dealer and investment adviser that acts primarily as the national distributor and underwriter for shares of the Advisors Funds, Ivy Funds VIP, InvestEd and other mutual funds, and as a distributor of variable annuities and other insurance products issued by our business partners. In addition, W&R is the sixth largest distributor of the Ivy Funds. IFDI is the distributor and underwriter for the Ivy Funds.

        Waddell & Reed Services Company ("WRSCO") provides transfer agency and accounting services to the Funds. W&R, WRIMCO, WRSCO, IICO and IFDI are hereafter collectively referred to as the "Company," "we," "us" or "our" unless the context requires otherwise.

Investment Management Operations

        Our investment advisory business provides one of our largest sources of revenues. We earn investment management fee revenues by providing investment advisory and management services pursuant to investment management agreements with the Funds. While the specific terms of the agreements vary, the basic terms are similar. The agreements provide that we render overall investment management services to each of the Funds, subject to the oversight of each Fund's board of trustees and in accordance with each Fund's investment objectives and policies. The agreements permit us to enter into separate agreements for shareholder services or accounting services with each respective Fund.

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

        In addition to performing investment management services for the Funds, we act as an investment adviser for the IGI Funds, institutional and other private investors and we provide subadvisory services to other investment companies. Such services are provided pursuant to various written agreements and our fees are generally based on a percentage of assets under management.

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

        Our investment management team comprises 88 professionals, including 34 portfolio managers who average 23 years of industry experience and 16 years of tenure with our firm. We have significant experience in virtually all major asset classes, several specialized asset classes and a range of investment styles. At December 31, 2015, 80% of the Company's $104.4 billion in assets under management were invested in equities, of which 81% was domestic and 19% was international. In recent years, we have supported growth of international investments by adding investment professionals native to countries that we consider emerging markets. They, along with other members of the investment team, focus on understanding foreign markets and capturing investment opportunities. Our investment management team also includes subadvisors who bring similar investment philosophies and additional expertise in specific asset classes.

Investment Management Products

        Our mutual fund families offer a wide variety of investment options. We are the exclusive underwriter and distributor of 89 registered open-end mutual fund portfolios in the Funds, which includes 17 investment styles. Additionally, we have one closed-end offering through the Ivy Funds and offer the IGI Funds through our Institutional channel. The Advisors Funds, variable products offering the Ivy Funds VIP, and InvestEd are offered primarily through our financial advisors in the Advisors channel; in some circumstances, certain of those funds are also offered through the Wholesale channel. The Ivy Funds are offered through both our Wholesale channel and Advisors channel. The Funds' assets under management are included in either our Wholesale channel or our Advisors channel depending on which channel marketed the client account or is the broker of record.

        During 2015, we launched two income-oriented mutual funds in partnership with Apollo Credit Management. The Ivy Apollo Strategic Income fund invests among three investment strategies: Apollo's total return and Ivy's global bond and high income. The Ivy Apollo Multi-Asset Income fund invests among four investment strategies: Apollo's total return and Ivy's high income, global equity income and global real estate, which is subadvised by LaSalle Investment Management Securities. We launched three new sub-funds of the SICAV in 2015. The Ivy Global Investors Balanced fund seeks to provide total return by investing primarily in a balanced mix of equities of medium to large U.S. companies, debt or preferred securities and short-term instruments, typically within moderate asset allocation ranges. The Ivy Global Investors Emerging Markets Equity fund will primarily invest in equity securities of companies from countries considered to be in emerging markets or those that are economically linked to emerging markets. The Ivy Global Investors Energy fund will primarily invest in the equity of companies around the world that are within the energy sector or that develop products and services to enhance energy efficiency. In January of 2016, we launched the Ivy Targeted Return Bond fund, subadvised by Pictet Asset Management. This fund seeks to provide a positive total return over the long-term across all market environments by investing in any form of debt security issued in the U.S or internationally.

        During 2015, we also entered into a preliminary agreement with Navigate Fund Solutions, a subsidiary of Eaton Vance Corporation, to support the launch by Ivy Funds of a family of NextShares exchange-traded managed funds ("ETMFs"). The Ivy Funds launch of NextShares ETMFs is subject to securing exemptive order relief from the SEC to allow it to manage exchange-traded managed funds, as well as the development of implementation technology by broker/dealers and other market participants.

Other Products

        We offer our Advisors channel customers fee-based asset allocation products, including Managed Allocation Portfolio ("MAP"), MAPPlus and Strategic Portfolio Allocation ("SPA"), which utilize the Funds. As of December 31, 2015, clients had $17.6 billion invested in our fee-based asset allocation products, of which $15.7 billion is invested in our mutual funds and included in our mutual fund assets under management.

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

Wholesale Channel

        Our Wholesale channel generates sales through various third party distribution outlets. Our assets under management in the Wholesale channel were $45.6 billion at December 31, 2015.

        Our team of 61 external wholesalers lead our wholesaling efforts, which focus principally on distributing the Ivy Funds through three segments: broker/dealers (the largest method of distributing mutual funds for the industry and for us), retirement platforms (401(k) platforms using multiple managers) and registered investment advisors (fee-based financial advisors who generally sell mutual funds through financial supermarkets). Additionally, our National Accounts team, comprised of 19 employees, work with the home offices of our distribution partners managing current and new relationships.

Advisors Channel

        Assets under management in the Advisors channel were $43.4 billion at December 31, 2015. Throughout our history, our advisors have sold investment products primarily to middle income and mass affluent individuals, families and businesses across the country in geographic markets of all sizes. We assist clients on a wide range of financial issues with a significant focus on helping them plan, generally, for long-term investments such as retirement and education, and offer one-on-one consultations that emphasize long-term relationships through continued service. As a result of this approach, this channel has developed a loyal customer base with clients maintaining their accounts significantly longer than the industry average. Over the past several years, we have expanded our brokerage platform technology and offerings, and continue to do so which enable us to competitively recruit experienced advisors.

        As of December 31, 2015, our sales force consisted of 1,819 financial advisors who operate out of offices located throughout the United States. We believe, based on industry data, that our financial advisors are currently one of the largest sales forces in the United States selling primarily mutual funds, and that W&R, our broker/dealer subsidiary, ranks among the largest independent broker/dealers. We continue to experience growth in sales force production. Advisors channel underwriting and distribution fee revenues per the average number of advisors were $265 thousand, $254 thousand and $215 thousand for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, our Advisors channel had approximately 449 thousand mutual fund customers.

Institutional Channel

        Through this channel, we manage assets in a variety of investment styles for a variety of institutions. The largest client type is other asset managers that hire us to act as subadvisor; they are typically domestic and foreign distributors of investment products who lack scale or the track record to manage internally, or choose to market multi-manager styles. Over time, the Institutional channel has been successful in developing subadvisory relationships, and as of December 31, 2015, subadvisory business comprised more than 70% of the Institutional channel's assets. Our diverse client list also includes the IGI Funds, pension funds, Taft-Hartley plans and endowments. Assets under management in the Institutional channel were $15.4 billion at December 31, 2015.

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

Competition

        The financial services industry is a highly competitive global industry. According to the Investment Company Institute (the "ICI"), at the end of 2015 there were more than 9,500 open-end investment companies and more than 500 closed-end investment companies of varying sizes, investment policies and objectives whose shares are being offered to the public in the United States alone. Factors affecting our business include brand recognition, business reputation, investment performance, quality of service and the continuity of both client relationships and assets under management. A majority of mutual fund sales go to funds that are highly rated by a small number of well-known ranking services that focus on investment performance. Competition is based on distribution methods, the type and quality of shareholder services, the success of marketing efforts, the ability to develop investment products for certain market segments to meet the changing needs of investors, and the achievement of competitive investment management performance.

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

        The Company is also subject to federal and state laws affecting corporate governance, including the Sarbanes-Oxley Act of 2002, as well as rules adopted by the SEC. Our report on internal controls over financial reporting for 2015 is included in Part I, Item 9A.

        As a publicly traded company, we are also subject to the rules of the New York Stock Exchange (the "NYSE"), the exchange on which our stock is listed, including the corporate governance listing standards approved by the SEC.

        Two of our subsidiaries, W&R and IFDI, are registered as broker/dealers with the SEC and the states. Much of the broker/dealer regulation has been delegated by the SEC to self-regulatory organizations, principally the Municipal Securities Rulemaking Board and the Financial Industry Regulatory Authority, Inc. ("FINRA"), which is the primary regulator of our broker/dealer activities. These self-regulatory organizations adopt rules (subject to approval by the SEC) that govern the industry and conduct periodic examinations of our operations over which they have jurisdiction. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. Broker/dealers are subject to regulations that cover all aspects of the securities business, including sales practices, market making and trading among broker/dealers, the use and safekeeping of clients' funds and securities, capital structure, record-keeping, and the conduct of directors, officers and employees. Violation of applicable regulations can result in the revocation of broker/dealer licenses, the imposition of censures or fines, and the suspension or expulsion of a firm, its officers or employees.

        W&R and IFDI are each subject to certain net capital requirements pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Uniform Net Capital Rule 15c3-1 of the Exchange Act (the "Net Capital Rule") specifies the minimum level of net capital a registered broker/dealer must maintain and also requires that part of its assets be kept in a relatively liquid form. The Net Capital Rule is designed to ensure the financial soundness and liquidity of broker/dealers. Any failure to maintain the required minimum net capital may subject us to suspension or revocation of our registration or other limitations on our activity by the SEC, and suspension or expulsion by FINRA or other regulatory bodies, and ultimately could require the broker/dealer's liquidation. The maintenance of minimum net capital requirements may also limit our ability to pay dividends. As of December 31, 2015 and 2014, net capital for W&R and IFDI exceeded all minimum requirements.

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

        Our operations outside the United States are subject to the laws and regulations of various non-U.S. jurisdictions and non-U.S. regulatory agencies and bodies, including the regulation of the IGI Funds by Luxembourg's Commission de Surveillance du Secteur Financier as UCITS. As we broaden our distribution globally, we will become subject to increased international regulations, some of which are comparable to the regulations to which our United States operations are subject. Similar to the United States, non-U.S. regulatory agencies have broad authority in the event of non-compliance with laws and regulations.

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

        Our business is also subject to new and changing laws and regulations. For additional discussion regarding the impact of current and proposed legal or regulatory requirements, please see the "Regulatory Risk Is Substantial In Our Business And Non-Compliance With Regulations, Or Changes In Regulations, Could Have A Significant Impact On The Conduct Of Our Business, Reputation And Prospects" risk factor included in Item 1A—Risk Factors in this annual report.

Intellectual Property

        We regard our names as material to our business, and have registered certain service marks associated with our business with the United States Patent and Trademark Office.

Employees

        At December 31, 2015 we had 1,691 full-time employees, consisting of 1,351 home office employees and 340 employees responsible for advisor field supervision and administration.

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

ITEM 1A.    Risk Factors

        You should carefully consider the following risk factors as well as the other risks and uncertainties contained in this Annual Report on Form 10-K or in our other SEC filings. The occurrence of one or more of these risks or uncertainties could materially and adversely affect our business, financial condition, operating results and cash flows. In this Annual Report on Form 10-K, unless the context expressly requires a different reading, when we state that a factor could "adversely affect us," have a "material adverse effect on our business," "adversely affect our business" and similar expressions, we mean that the factor could materially and adversely affect our business, financial condition, operating results and cash flows. Information contained in this section may be considered "forward-looking statements." See "Part I—Forward Looking Statements" for a discussion of certain qualifications regarding forward-looking statements.

        A Significant Percentage Of Our Assets Under Management Are Distributed Through Our Wholesale Channel, Which Has Higher Redemption Rates Than Our Traditional Advisors Channel.    In recent years, we have focused on expanding distribution efforts relating to our Wholesale channel. The percentage of our assets under management in the Wholesale channel has increased from 10% at December 31, 2003 to 44% at December 31, 2015, and the percentage of our total sales represented by the Wholesale channel has increased from 17% for the year ended December 31, 2003 to 61% for the year ended December 31, 2015. The success of sales in our Wholesale channel depends upon our maintaining strong relationships with institutional accounts, certain strategic partners and our third party distributors. Many of those distribution sources also offer investors competing funds that are internally or externally managed, which could limit the distribution of our products. The loss of any of these distribution channels and the inability to continue to access new distribution channels could decrease our assets under management and adversely affect our results of operations and growth. There are no assurances that these channels and their client bases will continue to be accessible to us. The loss or diminution of the level of business we do with those providers could have a material adverse effect on our business, especially with the high concentration of assets in certain funds in this channel, namely the Ivy Asset Strategy fund. Compared to the industry average redemption rate of 24.7% for the years ended December 31, 2015 and 2014, respectively, the Wholesale channel had redemption rates of 43.0% and 34.8% for the years ended December 31, 2015 and 2014, respectively. Redemption rates were 9.1% and 8.3% for our Advisors channel in the same periods, reflecting the higher rate of transferability of investment assets in the Wholesale channel.

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

        There May Be Adverse Effects On Our Business If Our Funds' Performance Declines.    Success in the investment management and mutual fund businesses is dependent on the investment performance of client accounts relative to market conditions and the performance of competing funds. Good relative performance stimulates sales of the Funds' shares and tends to keep redemptions low. Sales of the Funds' shares in turn generate higher management fees and distribution revenues. Good relative performance also attracts institutional and separate accounts. Conversely, poor relative performance results in decreased sales, increased redemptions of the Funds' shares and the loss of institutional and separate accounts, resulting in decreases in revenues. As of December 31, 2015, 15% our assets under management were concentrated in the Ivy Asset Strategy fund. As a result, our operating results are significantly affected by the performance of that fund and our ability to minimize redemptions from and maintain assets under management in that fund. If a significant amount of investments are withdrawn from that fund for any reason, our revenues would decline and our operating results would be adversely affected. Further, given the size and prominence of the Ivy Asset Strategy fund within our product line, any adverse performance of that fund may also indirectly affect the net sales and redemptions in our other products, which in turn may adversely affect our business.

        There May Be An Adverse Effect On Our Business If Our Investors Redeem The Assets We Manage On Short Notice.    Mutual fund investors may redeem their investments in our mutual funds at any time without any prior notice. Additionally, our investment management agreements with institutions and other non-mutual fund accounts are generally terminable upon relatively short notice. Investors can terminate their relationship with us, reduce their aggregate amount of assets under management, or shift their funds to other types of accounts with different rate structures for any number of reasons, including investment performance, changes in prevailing interest rates and financial market performance. The risk of our investors to redeeming their investments in our mutual funds on short notice has increased materially due to the growth of assets in our Wholesale channel and the high concentration of assets in certain funds in this channel, including the Ivy Asset Strategy fund. The decrease in revenues that could result from any such event could have a material adverse effect on our business.

        We May Not Reduce Our Expenses Rapidly Enough To Align With Decreases In Our Revenues.    We expect that, as we transition our load-waived Class A shares to Class I shares in our investments advisory products, our operating revenue will be significantly lower in 2016. If we are unable to effect appropriate expense reductions in a timely manner through operational changes or performance improvement initiatives in response to this expected decline in our revenues or due to, among other things, the level of our assets under management or our current business environment, our business may be adversely affected.

        Regulatory Risk Is Substantial In Our Business And Non-Compliance With Regulations, Or Changes In Regulations, Could Have A Significant Impact On The Conduct Of Our Business, Reputation And Prospects.    Our investment advisory and broker/dealer businesses are heavily regulated, primarily at the federal level. Non-compliance with applicable laws or regulations could result in sanctions being levied against us, including fines and censures, suspension or expulsion from a certain jurisdiction or market, or the revocation of licenses. Non-compliance with applicable laws or regulations could also adversely affect our business, reputation and prospects. In addition, changes in current legal, regulatory, accounting, tax or compliance requirements or in governmental policies could adversely affect our operations, revenues and earnings by, among other things, increasing expenses and reducing investor interest in certain products we offer. Distribution fees paid to mutual fund distributors in accordance with Rule 12b-1 promulgated under the Investment Company Act of 1940, as amended ("Rule 12b-1"), are an important element of the distribution of the mutual funds we manage. In 2010, the SEC proposed replacing Rule 12b-1 with a new regulation that would significantly change current fund distribution practices in the industry. If this proposed regulation is adopted, it may have a material impact on the compensation we pay to distributors for distributing the mutual funds we manage and/or our ability to recover expenses related to the distribution of our funds, and thus could materially affect our business. In 2015, the U.S. Department of Labor (the "DOL") proposed regulations to expand the scope of a "fiduciary" under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and Section 4975 of the Internal Revenue Code of 1986, as amended (the "Code"), which, if enacted, would impact how advice can be provided to retirement account holders in 401(k) plans, individual retirement accounts and other qualified retirement programs. The DOL proposal also would create new exemptions and amend existing exemptions from the prohibited transaction rules applicable to fiduciaries under ERISA and the Code that would allow broker/dealers, investment advisers and others to continue to receive a variety of common forms of compensation that otherwise would be prohibited as conflicts of interest. If the proposed regulations are enacted, they may have a material impact on the provision of investment services to retirement accounts, including imposing additional compliance, reporting and operational requirements, which could negatively affect our business. Additionally, our profitability could be affected by rules and regulations that impact the business and financial communities generally, including changes to the laws governing state and federal taxation.

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

        Support Provided To New Products May Reduce Fee Revenue, Increase Expenses And Expose Us To Potential Loss On Invested Capital.    We may support the development of new investment products by waiving a portion of the fees we usually receive for managing such products, by subsidizing expenses or by making seed capital investments. There can be no assurance that new investment products we develop will be successful, which could have a material adverse effect on our business. Failure to have or devote sufficient capital to support new products could have an adverse impact on our future growth. Seed capital investments in new products utilize Company capital that would otherwise be available for general corporate purposes and expose us to capital losses due to investment market risk. Our non-operating investment and other income could be adversely affected by the realization of losses upon the disposition of our investments or the recognition of significant other-than-temporary impairments in the case of our available-for-sale portfolio and the recognition of unrealized losses related to our sponsored investment portfolios that are held as trading and accounted for under the equity method. We may use various derivative instruments to mitigate the risk of our seed capital investments, although some market risk would remain. The risk of loss may be greater for seed capital investments that are not hedged, or if an intended hedge does not perform as expected. Our use of derivatives would result in counterparty risk in the event of non-performance by counterparties to these derivative instruments, regulatory risk and the risk that the underlying positions do not move identically to the related derivative instruments. As a result, volatility in the capital markets may affect the value of our seed capital investments, which may increase the volatility of our earnings and adversely affect our business.

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

        We Have Substantial Intangibles On Our Balance Sheet, And Any Impairment Of Our Intangibles Could Adversely Affect Our Results of Operations.    At December 31, 2015, our total assets were approximately $1.6 billion, of which approximately $158.1 million, or 10%, consisted of goodwill and identifiable intangible assets. We complete an ongoing review of goodwill and intangible assets for impairment on an annual basis or more frequently whenever events or a change in circumstances warrant. Important factors in determining whether an impairment of goodwill or intangible assets might exist include significant continued underperformance compared to peers, the likelihood of termination or non-renewal of a mutual fund advisory or subadvisory contract or substantial changes in revenues earned from such contracts, significant changes in our business and products, material and ongoing negative industry or economic trends, or other factors specific to each asset or subsidiary being tested. Because of the significance of goodwill and other intangibles to our consolidated balance sheets, the impairment analysis is critical. Any changes in key assumptions about our business and our prospects, or changes in market conditions or other externalities, could result in an impairment charge. Any such charge could have a material effect on our results of operations.

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

        The Terms Of Our Credit Facility And Senior Unsecured Notes Impose Restrictions On Our Operations That May Adversely Impact Our Prospects And The Operations Of Our Business.    There are no assurances that we will be able to raise additional capital if needed, which could negatively impact our liquidity, prospects and operations. We have entered into a 5-year revolving credit facility with various lenders providing for total availability of $125.0 million. Under this facility, the lenders may, at their option upon our request, expand the facility to $200.0 million. At February 12, 2016, there was no balance outstanding under the revolving credit facility. We also entered into a note purchase agreement with various purchasers for the sale and issuance of $190.0 million of unsecured senior notes comprised of $95 million of 5.0% senior notes, series A, due 2018 and $95 million of 5.75% senior notes, series B, due 2021, all of which were issued on January 13, 2011. The terms and conditions of our revolving credit facility and note purchase agreement impose restrictions that affect, among other things, our ability to incur additional debt, make capital expenditures and acquisitions, merge, sell assets, pay dividends and create or incur liens. Our ability to comply with the financial covenants set forth in our credit facility and note purchase agreement could be affected by events beyond our control, and there can be no assurance that we will achieve operating results that will comply with such terms and conditions, a breach of which could result in a default under our credit facility and note purchase agreement. In the event of a default under the credit facility and/or note purchase agreement, the banks could elect to declare the outstanding principal amount of our credit facility, all interest thereon, and all other amounts payable under our credit facility to be immediately due and payable, and the Company's obligations under the senior unsecured notes could be accelerated and become due and payable, including any make-whole amount, respectively.

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

ITEM 1B.    Unresolved Staff Comments

        None.

ITEM 2.    Properties

        We own four buildings in the vicinity of buildings currently leased by our home office: two 50,000 square foot buildings and a 52,000 square foot building located in Overland Park, Kansas and a 45,000 square foot building located in Mission, Kansas. Our existing home office lease agreements cover approximately 298,000 square feet located in Overland Park, Kansas and 38,000 square feet for our disaster recovery facility. In addition, we lease office space for sales management in various locations throughout the United States totaling approximately 688,000 square feet. A majority of this office space is available to our financial advisors to use. In the opinion of management, the office space owned and leased by the Company is adequate for existing operating needs.

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

        The Company establishes reserves for litigation and similar matters when those matters present material loss contingencies that management determines to be both probable and reasonably estimable in accordance with Accounting Standards Codification ("ASC") "Contingencies Topic," ASC 450. These amounts are not reduced by amounts that may be recovered under insurance or claims against third parties, but undiscounted receivables from insurers or other third parties may be accrued separately. The Company regularly revises such accruals in light of new information. The Company discloses the nature of the contingency when management believes it is reasonably possible the outcome may be significant to the Company's consolidated financial statements and, where feasible, an estimate of the possible loss. For purposes of our litigation contingency disclosures, "significant" includes material matters as well as other items that management believes should be disclosed. Management's judgment is required related to contingent liabilities because the outcomes are difficult to predict.

        In an action filed on February 18, 2016 in the United States District Court for the District of Kansas, Saket Kapor(sic), Peter Brockett and Hieu Phan v. Ivy Investment Management Company, et. al. (Case No. 2:16-cv-02106-JWL-TJJ), the Company's registered investment advisor subsidiaries, the trustees of two of the Company's affiliated mutual funds, and an officer of a Company subsidiary were sued in a putative derivative action by three mutual fund shareholders alleging breach of fiduciary duty and breach of contract claims relating to investments held in the affiliated mutual funds. On behalf of the mutual funds, Plaintiffs seek monetary damages and demand a jury trial. To date, no responsive pleading has been filed and no discovery has taken place.

        In the opinion of management, the ultimate resolution and outcome of this matter is uncertain. Given the preliminary nature of the proceedings and the Company's dispute over the merits of the claims, the Company is unable to estimate a range of reasonably possible loss, if any, that such matter may represent. While the ultimate resolution of this matter is uncertain, an adverse determination against the Company could have a material adverse impact on our business, financial condition and results of operations.

ITEM 4.    Mine Safety Disclosures

        Not applicable.

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our Class A common stock ("common stock") is traded on the NYSE under the ticker symbol "WDR." The following table sets forth, for the periods indicated, the high and low sale prices of our common stock, as reported by the NYSE, as well as the cash dividends declared for these time periods:

Market Price

	2015			2014
Quarter	High	Low	Dividends Per Share	High	Low	Dividends Per Share

1	$51.80	$41.06	$0.43	$74.33	$61.49	$0.34
2	51.23	45.89	0.43	76.46	59.00	0.34
3	48.05	33.64	0.43	65.57	51.25	0.34
4	38.85	27.82	0.46	51.84	42.39	0.43

        Year-end closing prices of our common stock were $28.66 and $49.82 for 2015 and 2014, respectively. The closing price of our common stock on February 12, 2016 was $22.35.

        According to the records of our transfer agent, we had 2,442 holders of record of common stock as of February 12, 2016. We believe that a substantially larger number of beneficial stockholders hold such shares in depository or nominee form.

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

Common Stock Repurchases

        Our Board of Directors has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in our stock-based compensation programs. During the year ended December 31, 2015, we repurchased 1,955,509 shares in the open market and privately at an aggregate cost, including commissions, of $80.3 million, including 432,353 shares from employees to cover their tax withholdings from the vesting of shares granted under our stock-based compensation programs. The aggregate cost of shares obtained from related parties during 2015 was $19.1 million. The purchase price paid by us for private repurchases of our common stock from related parties is the closing market price on the purchase date.

        The following table sets forth certain information about the shares of common stock we repurchased during the fourth quarter of 2015.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under The Program
October 1 - October 31	30,000	$34.26	30,000	n/a	(1)
November 1 - November 30	130,535	35.80	130,000	n/a	(1)
December 1 - December 31	359,619	31.58	240,000	n/a	(1)

Total	520,154	$32.79	400,000

(1)
On August 31, 1998, we announced that our Board of Directors approved a program to repurchase shares of our common stock on the open market. Under the repurchase program, we are authorized to repurchase, in any seven-day period, the greater of (i) 3% of our outstanding common stock or (ii) $50 million of our common stock. We may repurchase our common stock in privately negotiated transactions or through the New York Stock Exchange, other national or regional market systems, electronic communication networks or alternative trading systems. Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased. Our Board of Directors reviewed and ratified the stock repurchase program in October 2012. During the fourth quarter of 2015, 400,000 shares of our common stock were repurchased pursuant to the repurchase program and 120,154 shares, reflected in the table above, were purchased in connection with funding employee income tax withholding obligations arising from the vesting of nonvested shares.

Total Return Performance

Comparison of Cumulative Total Return (1)

        The above graph compares the cumulative total stockholder return on the Company's common stock from December 31, 2010 through December 31, 2015, with the cumulative total return of the Standard & Poor's 500 Stock Index and the SNL Asset Manager Index. The SNL Asset Manager Index is a composite of 44 publicly traded asset management companies (including, among others, the companies in the peer group reviewed by the Compensation Committee for executive compensation purposes) prepared by SNL Financial, Charlottesville, Virginia. The graph assumes the investment of $100 in the Company's common stock and in each of the two indices on December 31, 2010 with all dividends being reinvested. The closing price of the Company's common stock on December 31, 2010 (the last trading day of the year) was $35.29 per share. The stock price performance on the graph is not necessarily indicative of future price performance.

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15

Waddell & Reed Financial, Inc.	100.00	72.16	107.13	205.58	160.85	96.28
SNL Asset Manager	100.00	86.50	110.97	170.54	179.91	153.43
S&P 500	100.00	102.11	118.45	156.82	178.28	180.75

  (1)
  Cumulative total return assumes an initial investment of $100 on December 31, 2010, with the reinvestment of all dividends through December 31, 2015.

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

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data, percentages, sales and personnel data)
Revenues from:
Investment management fees	$709,562	768,102	650,442	549,231	530,599
Underwriting and distribution fees	663,998	678,678	582,819	496,465	469,484
Shareholder service fees	143,071	150,979	137,093	128,109	122,449

Total revenues	1,516,631	1,597,759	1,370,354	1,173,805	1,122,532
Net income	$245,536	313,331	252,998	192,528	172,205
Operating margin	27%	30%	28%	26%	25%
Net income per share from continuing operations, basic and diluted	$2.94	3.71	2.96	2.25	2.01
Dividends declared per common share	$1.75	1.45	1.18	2.03	0.85
Wholesale channel data:
Sales (in millions)	$12,218	18,534	21,411	15,930	16,873
Number of external wholesalers	61	59	50	50	51
Advisor channel data:
Sales (in millions)	$5,073	5,545	5,232	4,505	4,153
Advisors' productivity (1)	$265	254	215	180	165
Average number of financial advisors	1,774	1,750	1,749	1,762	1,757
Institutional channel sales (in millions)	$2,743	3,392	3,108	2,720	3,526
Shares outstanding at December 31	82,850	83,654	85,236	85,679	85,564

	As of December 31,
	2015	2014	2013	2012	2011
	(in millions, except for percentages)
Assets under management	$104,399	123,650	126,543	96,365	83,157
Diversification (company total)
As % of Sales
Asset Strategy	13%	25%	29%	26%	37%
Fixed Income	21%	26%	29%	34%	18%
Other	66%	49%	42%	40%	45%
As % of Assets Under Management
Asset Strategy	21%	29%	34%	34%	35%
Fixed Income	18%	18%	18%	21%	17%
Other	61%	53%	48%	45%	48%
Balance sheet data:
Goodwill and identifiable intangible assets	$158.1	158.1	162.0	162.0	162.0
Total assets	1,555.7	1,511.9	1,337.0	1,152.8	1,082.4
Long-term debt	190.0	190.0	190.0	190.0	190.0
Total liabilities	709.3	725.8	649.7	642.6	558.8
Stockholders' equity	846.5	786.1	687.3	510.2	523.6

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

Revenue Sources

        We derive our revenues from providing investment management and advisory services, investment product underwriting and distribution, and shareholder services administration to the Funds, the IGI Funds, and institutional and separately managed accounts. Investment management and/or advisory fees are based on the amount of average assets under management and are affected by sales levels, financial market conditions, redemptions and the composition of assets. Our underwriting and distribution revenues consist of Rule 12b-1 asset-based service and distribution fees, fees earned on fee-based asset allocation products and related advisory services, distribution fees on certain variable products, and commissions derived from sales of investment and insurance products. The products sold have various commission structures and the revenues received from those sales vary based on the type and dollar amount sold. Shareholder service fee revenue includes transfer agency fees, custodian fees from retirement plan accounts, portfolio accounting and administration fees, and is earned based on assets under management or number of client accounts.

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

        Our Wholesale channel is our fastest growing distribution channel. Channel efforts are led by the solid long-term performance record of the Ivy Funds. We distribute retail mutual funds through broker/dealers, registered investment advisors and various retirement platforms through a team of external, internal and hybrid wholesalers as well as a team dedicated to national accounts.

        The Ivy Funds maintain strong positions on many of the leading third party distribution platforms, and we continue efforts to diversify our sales. During 2015, we had nine funds exceed gross sales of $250 million. Sales of products other than our Ivy Asset Strategy fund accounted for 83% of total Ivy Funds sales during 2015 compared to 66% during 2014 and 64% for 2013. We expect the Wholesale channel to be critical in driving our organic growth rate in the coming years.

        Our Advisors channel sales force consists of 1,819 independent financial advisors spread throughout the United States, who carry out our mission of providing financial advice for retirement, education funding, estate planning and other financial needs for our clients. A distinguishing aspect of this channel is its low redemption rate, which can be attributed to the personal and customized nature in which our advisors provide service to our clients by focusing on meeting their long-term financial objectives; this, in turn, leads to a more stable asset base for the channel.

        We have focused our recruiting efforts on bringing in experienced advisors, which has allowed us to achieve productivity growth, as Advisors channel underwriting and distribution fee revenues per advisor increased 4%, to $265 thousand, while sales in the channel decreased 3%, to $5.1 billion, during the past two years.

        Through our Institutional channel we manage assets in a variety of investment styles for a variety of types of institutions as well as the IGI Funds. The largest percentage of our clients hire us to act as subadvisor for their branded products; they are typically domestic or foreign distributors of investment products who lack scale or the track record to manage internally, or choose to market multi-manager styles. Our subadvisory relationships accounted for more than 70% of the channel's $15.4 billion in assets at the end of 2015. Our diverse client list also includes pension funds, Taft-Hartley plans and endowments.

Strategic Initiatives

        As previously announced in 2016, we will undertake a modernization of our brokerage and product platform that will include the restructuring of our share classes. This new platform will move us from a paper-based, labor intensive environment to one utilizing innovative brokerage platform technology, which also will include significant enhancements to our investment advisory programs, financial planning capabilities and client experience, all of which we expect to enhance both advisor and back-office efficiency. As part of this effort, we intend to convert load-waived Class A shares into the more widely used institutional shares (Class I or Y) as the exclusive share classes in our investment advisory programs. This step is consistent with industry trends and will allow us to compete more effectively for investment advisory assets. The share conversion is expected to occur in mid-2016, and the platform launch will likely take place in the third quarter of 2016. We believe that these initiatives, referred to internally as "Project E," positions the Advisors channel for long-term competitiveness.

        With the staged implementation of Project E, we expect operating income to be reduced by approximately $29.0 million in 2016 due to one-time and on-going costs associated with Project E, and a reduction in our Rule 12b-1 asset-based service and distribution fee revenue following the conversion of approximately $17.6 billion in assets under management in our investment advisory programs from load-waived Class A shares to institutional shares classes. Load-waived Class A shares held in advisory programs have historically charged a maximum fee of 0.25% of the average daily net assets under management pursuant to the applicable Rule 12b-1 service and distribution plan; institutional shares classes do not charge a Rule 12b-1 fee. Rule 12b-1 service and distribution revenue on load-waived Class A share mutual funds held in advisory program accounts was $41.8 million and $37.8 million for the years ended December 31, 2015 and December 31, 2014, respectively. Since the Company currently pays a large portion of the Rule 12b-1 service and distribution fees it receives from load-waived Class A share mutual funds held in advisory program accounts to the financial advisors servicing and distributing the shares, the impact of the loss of Rule 12b-1 fee revenue is somewhat offset by the corresponding reduction in Rule 12b-1 fee payments to be made to financial advisors. Rule 12b-1 fee payments to financial advisors were $28.8 million and $25.8 million for the years ended December 31, 2015 and December 31, 2014, respectively.

        The following are the components of the estimated $29.0 million impact to 2016 operating income based on December 31, 2015, assets and an assumed July 1, 2016, conversion date (amounts in millions):

2016 Impact

Revenues:
Underwriting and distribution fees	$(19)
Shareholder service fees	(8)

Total		(27)
Operating expenses:
Underwriting and distribution
12b-1 payout (direct)	(11)
Platform (indirect)	8
Other	1

Total		(2)
General and administrative
Networking fees	4

Total		4

Pre-tax operating income		$(29)

        To offset the projected decrease in 2016 operating income, we will undertake significant cost reduction efforts to reduce fixed costs by approximately 10%, or $40.0 million, on our annual run-rate basis over the next 12-18 months, with a goal to realize approximately two-thirds of the reduction in 2016. The Company's profitability may be adversely impacted if the Company in unable to generate additional revenue in lieu of Rule 12b-1 fees associated with load-waived Class A shares or if it is unsuccessful in its cost reduction efforts.

        Additionally, in an effort to globalize our distribution network and further strategic goals, our Institutional and Wholesale channels will work together to establish a footprint in London by mid 2016.

Operating Results

        The Company ended the year with $1.5 billion in revenues. The revenue decrease of 5% relative to 2014 was reflective of a decrease in our average managed assets of 10%. Average assets under management were $117.6 billion in 2015 compared to $130.1 billion in 2014. Net income decreased 22% compared to 2014 while our operating margin declined to 27.4% from 30.3%.

        Our balance sheet remains strong, as we ended the year with cash and investments of $850.2 million. At December 31, 2015, we had no borrowings outstanding under our five year revolving credit facility.

Assets Under Management

        Assets under management of $104.4 billion on December 31, 2015 decreased $19.3 billion, or 16%, compared to $123.7 billion on December 31, 2014. The decrease in assets under management is due to outflows of $13.8 billion, of which $10.7 billion was in the Wholesale channel, and market depreciation of $5.5 billion.

Change in Assets Under Management (1)

	Wholesale Channel	Advisors Channel	Institutional Channel	Total
	(in millions)
December 31, 2015
Beginning Assets	$60,335	45,517	17,798	123,650
Sales (2)	12,218	5,073	2,743	20,034
Redemptions	(23,686)	(5,044)	(5,081)	(33,811)
Net Exchanges	809	(809)	—	—

Net Flows	(10,659)	(780)	(2,338)	(13,777)
Market Depreciation	(4,035)	(1,393)	(46)	(5,474)

Ending Assets	$45,641	43,344	15,414	104,399

December 31, 2014
Beginning Assets	$67,055	43,667	15,821	126,543
Sales (2)	18,534	5,545	3,392	27,471
Redemptions	(23,524)	(4,575)	(2,920)	(31,019)
Net Exchanges	(101)	(384)	485	0

Net Flows	(5,091)	586	957	(3,548)
Market Appreciation	(1,629)	1,264	1,020	655

Ending Assets	$60,335	45,517	17,798	123,650

December 31, 2013
Beginning Assets	$48,930	35,660	11,775	96,365
Sales (2)	21,411	5,232	3,108	29,751
Redemptions	(14,313)	(4,304)	(2,622)	(21,239)
Net Exchanges	303	(306)	—	(3)

Net Flows	7,401	622	486	8,509
Market Appreciation	10,724	7,385	3,560	21,669

Ending Assets	$67,055	43,667	15,821	126,543

(1)
Includes all activity of the Funds, the IGI Funds and institutional and separate accounts, including money market funds and transactions at net asset value, accounts for which we receive no commissions.

(2)
Primarily gross sales (net of sales commission), but also includes net reinvested dividends and capital gains and investment income.

        Average assets under management, which are generally more indicative of trends in revenue for providing investment management services than the year over year change in ending assets under management, decreased by 10% compared to 2014.

Average Assets Under Management

	2015		2014		2013
	Average	Percentage of Total	Average	Percentage of Total	Average	Percentage of Total
	(in millions, except percentage data)
Distribution Channel:
Wholesale Channel
Equity	$45,434	82%	54,563	80%	45,047	80%
Fixed income	9,848	18%	13,203	20%	11,359	20%
Money market	154	—	168	—	184	—

Total	$55,436	100%	67,934	100%	56,590	100%

Advisors Channel
Equity	$33,799	74%	32,999	74%	28,449	72%
Fixed income	9,911	22%	9,935	22%	9,477	24%
Money market	1,864	4%	1,966	4%	1,565	4%

Total	$45,574	100%	44,900	100%	39,491	100%

Institutional Channel
Equity	$15,440	93%	16,483	95%	12,433	95%
Fixed income	1,134	7%	824	5%	668	5%
Money market	—	—	—	—	—	—

Total	$16,574	100%	17,307	100%	13,101	100%

Total by Asset Class:
Equity	$94,673	80%	104,045	80%	85,929	79%
Fixed income	20,893	18%	23,962	18%	21,504	20%
Money market	2,018	2%	2,134	2%	1,749	1%

Total	$117,584	100%	130,141	100%	109,182	100%

        The following table summarizes our five largest mutual funds as of December 31, 2015 by ending assets under management and investment management fees, with the comparative positions in 2014 and 2013. The assets under management and management fees of these mutual funds are presented as a percentage of our total assets under management and total management fees.

Five Largest Mutual Funds by Ending Assets Under Management and Investment Management Fees

	2015		2014		2013
	Ending	Percentage of Total	Ending	Percentage of Total	Ending	Percentage of Total
	(in millions, except percentage data)
By Assets Under Management:
Ivy Asset Strategy	$15,261	15%	27,431	22%	34,647	27%
Ivy Science & Technology	5,921	6%	5,926	5%	4,648	4%
Ivy High Income	5,263	5%	8,341	7%	10,365	8%
Ivy International Core Equity	4,505	4%	2,715	2%	2,005	2%
Advisors Core Investment	4,131	4%	4,507	4%	4,169	3%

Total	$35,081	34%	48,920	40%	55,834	44%

	(in thousands, except percentage data)
By Management Fees:
Ivy Asset Strategy	$126,688	18%	189,106	25%	164,372	25%
Ivy Science & Technology	49,199	7%	43,950	5%	22,949	4%
Ivy High Income	37,938	5%	54,252	7%	44,095	7%
Ivy Mid Cap Growth	37,900	5%	38,416	5%	30,082	5%
Advisors Science & Technology	31,074	4%	30,296	4%	24,500	4%

Total	$282,799	39%	356,020	46%	285,998	45%

Results of Operations

Net Income

	For the Year Ended December 31,			Variance
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(in thousands, except per share and percentage data)
Net income	$245,536	313,331	252,998	–22%	24%
Net income per share, basic and diluted	$2.94	3.71	2.96	–21%	25%
Operating Margin	27%	30%	28%	–3%	2%

Total Revenues

        Total revenues decreased 5% in 2015 compared to 2014, attributable to a decrease in average assets under management of 10% and a decrease in sales of 27%. Total revenues increased 17% in 2014 compared to 2013, attributable to increases in average assets under management of 19% partially offset by a decrease in sales of 8%.

	For the Year Ended December 31,			Variance
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(in thousands, except percentage data)
Investment management fees	$709,562	768,102	650,442	–8%	18%
Underwriting and distribution fees	663,998	678,678	582,819	–2%	16%
Shareholder service fees	143,071	150,979	137,093	–5%	10%

Total revenues	$1,516,631	1,597,759	1,370,354	–5%	17%

Investment Management Fee Revenues

        Investment management fee revenues are earned by providing investment advisory services to the Funds, the IGI Funds and to institutional and separate accounts. Investment management fee revenues decreased $58.5 million, or 8%, in 2015 and increased $117.7 million, or 18%, in 2014.

        Investment management fee revenues are based on the level of average assets under management and are affected by sales, financial market conditions, redemptions and the composition of assets. The following graph illustrates the direct relationship between average assets under management and investment management fee revenues for the years ending December 31, 2013, 2014 and 2015.

        The following table summarizes investment management fee revenues, related average assets under management, fee waivers and investment management fee rates for the years ending December 31, 2015, 2014 and 2013.

	For the Year Ended December 31,			Variance
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(in thousands, except for management fee rate, average assets and percentage data)
Retail investment management fees	$652,494	709,179	602,120	–8%	18%
Retail average assets (in millions)	101,010	112,834	96,081	–10%	17%
Retail management fee rate	0.6460%	0.6285%	0.6267%
Money market fee waivers	7,239	7,844	6,486	–8%	21%
Other fee waivers	3,646	3,958	3,660	–8%	8%

Total fee waivers	$10,885	11,802	10,146	–8%	16%
Institutional investment management fees	$57,068	$58,923	$48,322	–3%	22%
Institutional average assets (in millions)	16,574	17,307	13,101	–4%	32%
Institutional management fee rate	0.3443%	0.3405%	0.3688%

        Revenues from investment management services provided to our retail mutual funds, which are distributed through the Wholesale, Advisors and Institutional channels, decreased $56.7 million in 2015, or 8%, compared to 2014. Investment management fee revenues decreased at a lesser rate than the related retail average assets in 2015 due to a slight increase in the average management fee rate. Revenues from investment management services provided to our retail mutual funds increased $107.1 million in 2014, or 18%, compared to 2013. Investment management fee revenues increased at a greater rate than the related retail average assets in 2014 due to a slight increase in the average management fee rate. A lower asset base in the Ivy Asset Strategy fund and Ivy High Income fund have resulted in increased management fee rates for both comparative periods, due to both funds having management fee rates less than our average management fee rate. Management fee waivers are recorded as an offset to investment management fees up to the amount of fees earned. Retail sales were $17.3 billion, $24.1 billion and $26.6 billion in 2015, 2014 and 2013, respectively.

        Institutional and separate account revenues in 2015 decreased $1.9 million, or 3%, compared to 2014 due to a 4% decrease in average assets under management, while revenues in 2014 increased $10.6 million, or 22%, compared to 2013 due to a 32% increase in average assets under management. For the comparative period 2014 to 2013, account revenues increased significantly less than the related average assets under management due to a decline in the average management fee rate driven by a mix-shift of assets into investment styles and account types with lower management fee rates.

	Annualized long-term redemption rates (excludes money market redemptions) for the year ended December 31,
	2015	2014	2013
Wholesale channel	43.0%	34.8%	25.2%
Advisors channel	9.1%	8.3%	8.9%
Institutional channel	30.7%	16.9%	20.0%
Total	28.3%	23.4%	18.8%

        The increased long-term redemption rate in both comparative periods for the Wholesale channel was primarily driven by redemptions in the Asset Strategy and High Income funds. Redemptions in the Asset Strategy and High Income funds comprised over 75% of Wholesale channel redemptions in 2015 and 2014. Prolonged redemptions in the Wholesale channel could negatively affect revenues in future periods. We expect the Advisors channel long-term redemption rate to remain lower than that of the industry average due to the personal and customized nature in which our financial advisors provide service to our clients by focusing on meeting their long-term financial objectives. The increased long-term redemption rate for our Institutional channel in 2015 compared to 2014 was primarily driven by an institutional account moving from an active core strategy to a smart beta strategy. Also, a large Asset Strategy account with approximately $2.2 billion in assets under management that we subadvise, has notified us of its intent to recommend to its board a redemption of most of the account's assets in the middle of 2016. Additionally, an $800.0 million institutional account in our municipal high income strategy is expected to close in 2016. Our overall redemption rate of 28.3% in 2015 is higher than the industry average of 24.7% based on data provided by the ICI.

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

        We offer fee-based asset allocation products that utilize our Funds. These products offer clients a selection of traditional asset allocation models, as well as features such as systematic rebalancing and client and advisor participation in determining asset allocation across asset classes. We earn asset-based fees on our asset allocation products. In connection with Project E, we intend to convert the load-waived Class A shares currently offered in our investment advisory programs to institutional share classes, which do not charge a Rule 12b-1 fee. As a result, we will no longer collect Rule 12b-1 asset-based service and distribution fee revenue on these assets under management, which will reduce our pre-tax operating income by an estimated $8.0 million in 2016, net of underwriting and distribution expenses.

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

Underwriting and Distribution Fee Revenues and Expenses

        The following tables illustrate our underwriting and distribution fee revenues and expenses segregated by distribution channel for the years ended December 31, 2015, 2014 and 2013:

	Total
				2015 vs. 2014	2014 vs. 2013
	2015	2014	2013
	(in thousands, except percentage data)
Revenues	$663,998	678,678	582,819	–2%	16%
Expenses—Direct	(589,810)	(615,954)	(524,071)	–4%	18%
Expenses—Indirect	(179,971)	(167,373)	(152,642)	8%	10%

Net Distribution (Costs)/Excess	$(105,783)	(104,649)	(93,894)	–1%	–11%

	Wholesale Channel
				2015 vs. 2014	2014 vs. 2013
	2015	2014	2013
Revenues	$194,041	234,939	207,419	–17%	13%
Expenses—Direct	(254,778)	(302,459)	(268,047)	–16%	13%
Expenses—Indirect	(55,944)	(51,675)	(43,923)	8%	18%

Net Distribution (Costs)/Excess	$(116,681)	(119,195)	(104,551)	2%	–14%

	Advisors Channel
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Revenues	$469,957	443,739	375,400	6%	18%
Expenses—Direct	(335,032)	(313,495)	(256,024)	7%	22%
Expenses—Indirect	(124,027)	(115,698)	(108,719)	7%	6%

Net Distribution (Costs)/Excess	$10,898	14,546	10,657	–25%	36%

        The following tables summarize the significant components of underwriting and distribution fee revenues segregated by distribution channel for the years ended December 31, 2015, 2014 and 2013:

	Total
	2015	2014	2013
	(in thousands)
Underwriting and distribution fee revenues:
Rule 12b-1 service and distribution fees	$309,279	346,304	304,659
Fee-based asset allocation product revenues	224,918	202,178	155,501
Sales commissions on front-end load mutual fund and variable annuity sales	78,923	78,484	75,008
Sales commissions on other products	24,096	24,024	22,069
Other revenues	26,782	27,688	25,582

Total	$663,998	678,678	582,819

	Wholesale Channel
	2015	2014	2013
	(in thousands)
Underwriting and distribution fee revenues:
Rule 12b-1 service and distribution fees	$186,994	224,669	198,283
Sales commissions on front-end load mutual fund sales	3,091	5,843	5,506
Other revenues	3,956	4,427	3,630

Total	$194,041	234,939	207,419

	Advisors Channel
	2015	2014	2013
	(in thousands)
Underwriting and distribution fee revenues:
Rule 12b-1 service and distribution fees	$122,285	121,635	106,376
Fee-based asset allocation product revenues	224,918	202,178	155,501
Sales commissions on front-end load mutual fund and variable annuity sales	75,832	72,641	69,502
Sales commissions on other products	24,096	24,024	22,069
Other revenues	22,826	23,261	21,952

Total	$469,957	443,739	375,400

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

        We divide the costs of underwriting and distribution into two components—direct costs and indirect costs. Direct selling costs fluctuate with sales volume, such as advisor commissions and management commissions paid to field management, advisor incentive compensation, commissions paid to third parties and to our own wholesalers, and related management commissions in our Wholesale channel. Direct selling costs also fluctuate with assets under management, such as Rule 12b-1 service and distribution fees paid to third parties. Indirect selling costs are fixed costs that do not necessarily fluctuate with sales levels. Indirect costs include expenses incurred by our home office and field offices such as wholesaler salaries, marketing costs, promotion and distribution of our products through the Wholesale and Advisors channels; support and management of our financial advisors such as field office overhead, sales programs and technology infrastructure; and costs of managing and supporting our wholesale efforts through technology infrastructure and personnel. While the Institutional channel does have marketing expenses, those expenses are accounted for in compensation and related costs and general and administrative expense instead of underwriting and distribution because of the channel's integration with our investment management division, its relatively small size and the fact that there are no Rule 12b-1 service and distribution fees, loads, contingent deferred sales charges ("CDSCs"), or any other charges to separate account clients except investment management fees.

        We recover certain of our underwriting and distribution costs through Rule 12b-1 service and distribution fees, which are paid by the Funds. All Rule 12b-1 service and distribution fee revenue received from the Funds is recorded on a gross basis.

        Underwriting and distribution revenues earned in 2015 decreased by $14.7 million, or 2%, compared to 2014. Rule 12b-1 asset based service and distribution fees decreased $37.0 million, or 11%, year over year, driven by a decrease in average mutual fund assets under management for which we earn Rule 12b-1 revenues. Approximately 75% of Rule 12b-1 revenues earned are a pass-through to direct underwriting and distribution expenses. Revenues from fee-based asset allocation products continued to be a meaningful contributor to revenues, increasing to 48% of Advisors channel underwriting and distribution revenues in 2015 compared to 46% in 2014. Fee-based asset allocation assets grew from $17.3 billion at December 31, 2014 to $17.6 billion at December 31, 2015, generating an increase of fee-based asset allocation revenue of $22.7 million, or 11%, as advisors increasingly utilize fee-based programs for their clients.

        Underwriting and distribution revenues earned in 2014 increased by $95.9 million, or 16%, compared to 2013. Increased Rule 12b-1 asset-based service and distribution fees of $41.6 million, or 14%, resulted from the increase in average mutual fund assets under management for which we earn Rule 12b-1 revenues. Revenues from fee-based asset allocation products increased to 46% of Advisors channel underwriting and distribution revenues in 2014 compared to 41% in 2013. Fee-based asset allocation assets grew from $14.4 billion at December 31, 2013 to $17.3 billion at December 31, 2014, generating an increase of fee-based asset allocation revenue of $46.7 million, or 30%.

        Underwriting and distribution expenses in 2015 decreased by $13.5 million, or 2%, compared to 2014. Direct expenses in the Wholesale channel decreased $47.7 million compared to 2014 as a result of a decrease in average wholesale assets under management and lower sales volume year over year, which resulted in lower dealer compensation, wholesaler commissions and Rule 12b-1 asset-based service and distribution expenses paid to third party distributors. Direct expenses in the Advisors channel grew in relation to revenue, offsetting the decrease in the Wholesale Channel. Indirect expenses across both channels increased $12.6 million, or 8%, compared to 2014, primarily due to increased employee compensation and benefits, consulting expenses, rent expense and advertising expenses, partially offset by lower computer services and software expenses.

        Underwriting and distribution expenses in 2014 increased by $106.6 million, or 16%, compared to 2013. Direct expenses in the Wholesale channel increased $34.4 million compared to 2013 as a result of an increase in average wholesale assets under management, partially offset by lower sales volume year over year. We incurred higher Rule 12b-1 asset-based service and distribution expenses paid to third party distributors, partially offset by lower dealer compensation. Direct expenses in the Advisors channel grew faster than revenue due to increased advisor payouts, as a result of a change in the Advisors compensation plan. Indirect expenses across both channels increased $14.7 million, or 10%, compared to 2013, primarily due to increased computer services and software expenses, employee compensation and benefits and marketing expenses.

Shareholder Service Fees Revenue

        Shareholder service fee revenue primarily includes transfer agency fees, custodian fees from retirement plan accounts, and portfolio accounting and administration fees. Transfer agency fees and portfolio accounting and administration fees are asset-based revenues or account-based revenues, while custodian fees from retirement plan accounts are based on the number of client accounts. The share conversion from load-waived Class A shares to institutional share classes, which do not charge a Rule 12b-1 fee, offered in our investment advisory programs will result in lower shareholder service fee revenue in 2016. Certain transfer agency fees for institutional share classes are asset-based and maintain lower revenue rates compared to account-based transfer agency fees. Shareholder service fee revenue will decline following the share class conversion in 2016 and will result in lower revenue rates compared to account-based transfer agency fees. Based on the composition of accounts and relative balances as of December 31, 2015, shareholder service fee revenue is expected to decline approximately $8.0 million in 2016.

        During 2015, shareholder service fees revenue decreased $7.9 million, or 5%, over 2014. Of the total decrease, asset-based fees accounted for $8.1 million, partially offset by an increase in account-based fees. A majority of the decrease in asset-based fees was driven by fees for the I, Y, R and R6 share classes which decreased $8.4 million, or 18%, when compared to 2014. Assets in the I, Y, R and R6 share classes declined from an average of $31.0 billion at December 31, 2014 to an average of $25.6 billion at December 31, 2015, representing a decrease of 17%.

        During 2014, shareholder service fees revenue increased $13.9 million, or 10%, over 2013. Of the total increase, asset-based fees accounted for $11.5 million and account-based fees increased $2.7 million, partially offset by a decrease in retirement plan fees. A majority of the increase in asset-based fees was driven by fees for the I, Y and R share classes, which increased $10.8 million, or 30%, when compared to 2013. Assets in the I, Y and R share classes grew from an average of $23.8 billion at December 31, 2013 to an average of $31.0 billion at December 31, 2014, representing an increase of 30%. The account-based fees increase of $2.7 million was due to a 2% increase in the number of accounts compared to the same period.

Total Operating Expenses

        Operating expenses decreased $12.6 million, or 1%, in 2015 compared to 2014 primarily due to decreased underwriting and distribution expenses, as well as a $7.9 million intangible asset impairment charge recorded in 2014, partially offset by increased compensation and related costs. Underwriting and distribution expenses are discussed above.

        Operating expenses increased $127.6 million, or 13%, in 2014 compared to 2013 primarily due to increased underwriting and distribution expenses, increased general and administrative costs and an intangible asset impairment charge, partially offset by decreased subadvisory fees.

	For the Year Ended December 31,			Variance
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(in thousands, except percentage data)
Underwriting and distribution	$769,781	783,327	676,713	–2%	16%
Compensation and related costs	200,752	194,410	197,597	3%	–2%
General and administrative	105,066	104,637	86,419	0%	21%
Subadvisory fees	9,134	8,436	12,220	8%	–31%
Depreciation	16,046	14,634	12,834	10%	14%
Intangible asset impairment	—	7,900	—	NM	NM

Total operating expenses	$1,100,779	1,113,344	985,783	–1%	13%

Compensation and Related Costs

	For the Year Ended December 31,			Variance
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(in thousands, except percentage data)
Compensation and related costs	$200,752	194,410	197,597	3%	–2%
As a percent of revenue	13%	12%	14%	1%	–2%

        Compensation and related costs in 2015 increased $6.3 million, or 3%, compared to 2014. An increase in base salaries of $5.3 million due to an increase in headcount and annual merit raises, and an increase in pension expense of $3.3 million were the primary drivers. Expense also increased $1.5 million related to incentive compensation, increased $1.4 million related to our deferred compensation program for portfolio managers, and increased $1.3 million related to miscellaneous compensation. Partially offsetting these increases was a decrease in share-based compensation of $6.6 million due to forfeitures and lower non-employee expense.

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

General and Administrative Expenses

	For the Year Ended December 31,			Variance
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(in thousands, except percentage data)
General and administrative expenses	$105,066	104,637	86,419	0%	21%
As a percent of revenue	7%	7%	6%	0%	1%

        General and administrative expenses are operating costs other than those related to compensation and to distribution efforts, including, but not limited to, computer services and software costs, telecommunications, facilities costs of our home offices, costs of professional services including legal and accounting, and insurance.

        General and administrative expenses increased $0.4 million for the year ended December 31, 2015 compared to 2014. Technology consulting expenses and computer services and software costs increased $8.7 million related to the implementation of technology infrastructure initiatives. Offsetting these increases were lower consulting costs of $3.1 million, lower temporary office staff expense of $2.6 million, lower shareholder adjustments of $1.2 million and lower dealer service costs of $1.2 million. A majority of dealer service costs represent pass-through account servicing costs to third party dealers and are based on lower asset levels in certain share classes.

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

Subadvisory Fees

        Subadvisory fees represent fees paid to other asset managers for providing advisory services for certain mutual fund portfolios. These expenses reduce our operating margin since we pay out approximately half of our management fee revenues received from subadvised products. Gross management fee revenues for products subadvised by others were $16.3 million for the year ended December 31, 2015 compared to $15.9 million and $24.0 million for 2014 and 2013, respectively, due to a 14% increase in average assets from 2014 to 2015 and a 24% decrease in average assets from 2013 to 2014.

Gross management fee revenues for subadvised products in 2015 increased at a lesser rate than the related average net assets under management due to a decrease in the average management fee rate. The decrease in average net assets from 2013 to 2014 is a result of internalizing the management of the Global Natural Resources funds after the portfolio manager's retirement from Mackenzie Financial Corporation ("MFC"), the subadvisor, during the third quarter of 2013. Subadvisory expenses in 2015 increased in relation to gross management fee revenues due to termination fees related to internalizing management of the Micro Cap Growth funds as of June 30, 2015. Subadvisory expenses followed the same pattern as gross management fee revenues for 2014 and 2013.

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

        At December 31, 2015, the remaining balance of our subadvisory intangible asset was $8.4 million. The deferred tax liability established as a part of purchase accounting related to this intangible asset was $3.1 million as of December 31, 2015.

Other Income and Expenses

Investment and Other Income

        Investment and other income decreased $22.0 million in 2015 compared to 2014. The majority of the decrease is related to mark-to-market activity on sponsored funds (Advisors Funds, Ivy Funds and IGI Funds) held as equity method investments and sponsored funds held as trading in our investment portfolio. We recorded mark-to-market losses of $15.4 million in 2015, compared to mark-to-market gains of $2.4 million in 2014. Realized gains on the sale of available for sale sponsored funds decreased $2.2 million in 2015 compared to 2014. Sponsored fund dividend income and capital gain distributions decreased $1.0 million in 2015, compared to 2014.

        Investment and other income decreased $3.1 million in 2014 compared to 2013, primarily due to a $9.3 million decrease in realized gains on the sale of available for sale sponsored funds and a $1.5 million decrease in mark-to-market gains on sponsored fund holdings in our trading portfolio. A $3.0 million increase in sponsored fund dividend income and capital gain distributions partially offset the decrease. In 2013, we recorded losses related to our investment in a limited partnership of $4.9 million.

Interest Expense

        Interest expense was $11.1 million, $11.0 million and $11.2 million in 2015, 2014 and 2013, respectively. Although the majority of our interest expense is fixed based on our $190.0 million senior unsecured notes, we did benefit from lower costs associated with the renewal of our credit facility in 2013.

Income Taxes

        Our effective income tax rate from continuing operations was 38.5%, 36.1% and 35.7% in 2015, 2014 and 2013, respectively. The Company sold Legend in 2013, which generated a capital loss available to offset potential future capital gains. Due to the character of the losses and the limited carryforward period permitted by law, a valuation allowance was recorded on a portion of this capital loss. During 2015, unrealized losses on equity method investments and the trading securities portfolio increased the valuation allowance. These losses were partially offset by capital gain distributions from investments and realized capital gains on the sale of securities in the Company's investment portfolios. Overall, the losses in excess of gains resulted in an increase in the valuation allowance that was recorded as a charge to income tax expense of $3.7 million, which increased our effective income tax rate. During 2014 and 2013, realized capital gains allowed for a release of the valuation allowance of $5.0 million, and $7.2 million, respectively. The higher effective tax rate in 2015 as compared to 2014 was primarily the result of investment losses in 2015 as compared to investment gains in 2014. The higher effective tax rate in 2014 as compared to 2013 was primarily the result of lower investment gains in 2014.

        Our 2015, 2014 and 2013 effective tax rates from continuing operations, removing the effects of the valuation allowance, would have been 37.6%, 37.1%, and 37.5%, respectively. The effective income tax rate, exclusive of the valuation allowance, increased in 2015 as compared to 2014 due to increases in expenses that are not deductible for income tax purposes as well as lower income before taxes in 2015, which increases the impact of nondeductible expenses. The effective income tax rate, exclusive of the valuation allowance, decreased in 2014 as compared to 2013 due to higher income before taxes, which diluted the impact of expenses that are not deductible for income tax purposes. Additionally, the Company generated larger state tax incentives related to capital expenditures made by the Company in 2014 as compared to 2013.

Liquidity and Capital Resources

        The following table summarizes certain key financial data relating to our liquidity and capital resources:

	For the Year Ended December 31,			Variance
				2015 vs. 2014	2014 vs. 2013
	2015	2014	2013
	(in thousands, except percentage data)
Balance Sheet Data:
Cash and cash equivalents	$558,495	566,621	487,845	–1%	16%
Cash and cash equivalents—restricted	66,880	76,595	121,419	–13%	–37%
Investment securities	291,743	243,283	201,348	20%	21%
Long-term debt	190,000	190,000	190,000	0%	0%
Cash Flow Data:
Cash flows from operating activities	233,950	345,042	286,916	–32%	20%
Cash flows from investing activities	(22,595)	(39,108)	25,622	–42%	–253%
Cash flows from financing activities	(219,481)	(227,158)	(155,023)	3%	–47%

        Our operations provide much of the cash necessary to fund our priorities, as follows:

  •
  Finance internal growth

  •
  Pay dividends

  •
  Repurchase our stock

Finance Internal Growth

        We use cash to fund growth in our distribution channels. Our Wholesale channel requires cash outlays for wholesaler commissions and commissions to third parties on deferred load product sales. We continue to invest in our Advisors channel by offering home office resources, wholesaling efforts and enhanced technology tools, including the modernization of our brokerage and product platform associated with Project E. Across both channels, we provide seed money for new products.

Pay Dividends

        The Board of Directors approved an increase in the quarterly dividend on our common stock from $0.43 per share to $0.46 per share beginning with the dividend we declared in the fourth quarter 2015 and paid on February 1, 2016 to stockholders of record on January 11, 2016. Dividends on our common stock resulted in financing cash outflows of $144.0 million, $115.3 million and $96.0 million in 2015, 2014 and 2013, respectively.

Repurchase Our Stock

        In 2015, we purchased 2.0 million shares of our common stock, compared to 2.3 million shares and 1.5 million shares in 2014 and 2013, respectively. These share repurchase amounts included 432,353 shares, 599,340 shares and 665,035 shares from employees who elected to tender shares to cover their minimum tax withholdings with respect to vesting of stock awards during the years ended December 31, 2015, 2014 and 2013, respectively.

        In the future, we plan to repurchase shares, at a minimum, to offset dilution from shares issued for employee stock-based compensation programs. During 2016, we estimate that we will repurchase approximately 400,000 shares from employees who elect to tender shares to cover their minimum tax withholdings arising from the vesting of nonvested shares.

Operating Cash Flows

        Cash from operations is our primary source of funds and decreased $111.1 million from 2014 to 2015. The decrease is primarily due to a decrease in net income of $67.8 million in 2015, increased purchases of trading securities of $36.5 million and an increase in other assets of $19.5 million, partially offset by a net decrease in deferred sales commission payments related to deferred sales load and fee based products of $8.8 million in 2015.

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

        During 2015, we paid our financial advisors and third parties upfront commissions on the sale of Class C shares and certain fee-based asset allocation products. Effective January 1, 2014, we suspended sales of Class B shares, but prior to that date, we paid upfront commissions on Class B shares as well. Funding of such commissions during the years ended December 31, 2015, 2014 and 2013 totaled $10.9 million, $41.0 million and $68.5 million, respectively. In 2015, 100% of the commission funding was related to Class C shares. During 2014, commission funding for Class C Shares and fee-based asset allocation products was 57% and 43% of the annual commission funding, respectively. In 2013, 54% of the commission funding was related to fee-based asset allocation products and 36% was related to Class C shares. We continue to expect payment of upfront fund commission for certain fee-based asset allocation products will decline in future periods.

        A contribution of $20.0 million was made to our pension plan in January 2016, and no further contributions are planned for 2016.

        In connection with Project E strategic initiatives and the share class conversion, which are expected to reduce operating revenue by approximately $29.0 million in 2016, we will undertake significant cost reduction efforts to reduce fixed costs by approximately 10%, or $40.0 million, on our annual run-rate basis over the next 12 - 18 months, with a goal to realize approximately two-thirds of the reduction in 2016.

Investing Cash Flows

        Investing activities consist primarily of the seeding and sale of sponsored investment securities, as well as capital expenditures. We expect our 2016 capital expenditures to be in the range of $15.0 to $25.0 million.

Financing Cash Flows

        As noted previously, dividends and stock repurchases accounted for a majority of our financing cash outflows in 2015.

        On August 31, 2010, the Company entered into an agreement to complete a $190.0 million private placement of senior unsecured notes that were issued and sold in two tranches: $95.0 million bearing interest at 5.0% and maturing January 13, 2018, Series A, and $95.0 million bearing interest of 5.75% and maturing January 13, 2021, Series B (collectively, the "Senior Notes"). The agreement contained a delayed funding provision that allowed the Company to draw down the proceeds in January 2011 when the 5.6% senior notes (the "Notes") matured. The Company used the proceeds of the issuance and sale of the Senior Notes to repay the Notes in full. Interest is payable semi-annually in January and July of each year. The most restrictive provisions of the agreement require the Company to maintain a consolidated leverage ratio not to exceed 3.0 to 1.0 for four consecutive quarters and a consolidated interest coverage ratio of not less than 4.0 to 1.0 for four consecutive quarters. The Company was in compliance with these covenants for all periods presented. As of December 31, 2015, the Company's consolidated leverage ratio was 0.4 to 1.0, and consolidated interest coverage ratio was 42.9 to 1.0.

        The Company entered into a five year revolving credit facility (the "Credit Facility") with various lenders, effective June 28, 2013, which provides for initial borrowings of up to $125.0 million and replaced the Company's previous revolving credit facility. Lenders may, at their option upon the Company's request, expand the facility to $200.0 million. There were no borrowings under the Credit Facility at December 31, 2015 or at any point during the year. The Credit Facility's covenants match those outlined above for the Senior Notes.

Short Term Liquidity and Capital Requirements

        Management believes its available cash, marketable securities and expected cash flow from operations will be sufficient to fund its short-term operating and capital requirements during 2016. Expected short-term uses of cash include dividend payments, interest payments on outstanding debt, income tax payments, seed money for new products, capital expenditures including those related to the Project E initiatives, share repurchases, payment of deferred commissions to our financial advisors and third parties, pension funding, and home office leasehold and building improvements, and could include strategic acquisitions.

        In 2016, the Company plans to offer terminated, vested pension plan participants a one-time voluntary lump sum window distribution equal to the present value of the participant's pension benefit, in an effort to reduce pension obligations and ongoing annual pension expense. This offer may result in a noncash charge in the fourth quarter of 2016, in accordance with the relevant accounting standards, dependent on the number of plan participants who elect to take the lump sum distribution and the total amount of such distributions.

Long Term Liquidity and Capital Requirements

        Expected long-term capital requirements include indebtedness, operating leases and purchase obligations, and potential recognition of tax liabilities, summarized in the following table as of

December 31, 2015. Purchase obligations include amounts that will be due for the purchase of goods and services to be used in our operations under long-term commitments or contracts.

	Total	2016	2017- 2018	2019- 2020	Thereafter/ Indeterminate
	(in thousands)
Long-term debt obligations, including interest	$231,919	10,213	113,050	10,925	97,731
Non-cancelable operating lease commitments	80,000	22,564	31,664	13,577	12,195
Purchase obligations	147,604	55,066	64,968	20,098	7,472
Unrecognized tax benefits	11,890	38	—	—	11,852

	$471,413	87,881	209,682	44,600	129,250

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

Accounting for Goodwill and Intangible Assets

        As of December 31, 2015, our total goodwill and intangible assets were $158.1 million, or 10%, of our total assets. Two significant considerations arise with respect to these assets that require management estimates and judgment: (i) the valuation in connection with the initial purchase price allocation, and (ii) the ongoing evaluation of impairment.

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

        In 2015, the Company's annual impairment test completed during the second quarter indicated that goodwill and identifiable intangible assets were not impaired. Related to goodwill, the fair value of the investment management and related services reporting unit exceeded its carrying value by more than 100%. The fair value of indefinite life intangible assets excluding the MFC intangible also exceeded its carrying value by more than 100%. The fair value of the MFC intangible related to our subadvisory agreement to manage certain mutual fund products for MFC exceeded its carrying amount by 10%. Based on the result of our annual test, we increased the frequency of our impairment analysis for the MFC intangible asset. It is possible that the assets we manage for MFC may decrease in the future, which would require us to assess the need for a write-down of the intangible asset.

        During the third quarter of 2014, we recorded an impairment charge of $7.9 million related to the MFC intangible asset as a result of a decline in the related assets under management and associated cash flows. We also reduced the associated deferred tax liability by $2.9 million. As of December 31, 2014, the MFC intangible balance is $8.4 million with an associated deferred tax liability of $3.1 million.

        Additionally during the third quarter of 2014, we recorded a $4.1 million intangible asset related to a fund adoption transaction agreement with Emerging Managers Group, L.P., which became effective in August 2014, pursuant to which IICO assumed responsibility as investment adviser and global distributor of the IGI Funds.

Accounting for Income Taxes

        In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain. In addition, respective tax authorities periodically audit our income tax returns. These audits examine our significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions. We adjust our income tax provision in the period in which we determine the actual outcomes will likely be different from our estimates. The recognition or derecognition of income tax expense related to uncertain tax positions is determined under the guidance as prescribed by ASC 740 "Income Taxes Topic." During 2015, 2014, and 2013, the Company settled three, six, and four open tax years, respectively, that were undergoing audit by state jurisdictions in which the Company operates. These audits were settled in all material respects with no significant adjustments. The Company is currently being audited in one state jurisdiction.

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

        During 2013, the Company realized a capital loss on the sale of Legend, which is available to offset potential future capital gains. Any unutilized capital loss carryforward will expire in 2018. Due to the character of the loss and the limited carryforward period permitted by law, the Company may not realize the full tax benefit of the capital loss. Additionally, the Company has deferred tax assets for unrealized capital losses on investment securities. Management believes it is not more likely than not that the Company will generate sufficient future capital gains to realize the full benefit of these capital losses.

Accordingly, a valuation allowance has been recorded on the deferred tax assets that were capital in nature as of December 31, 2015, December 31, 2014 and December 31, 2013.

        As of December 31, 2015, two of the Company's subsidiaries have state net operating loss carryforwards in certain states in which those companies file on a separate company basis. These entities have recognized a deferred tax asset for such carryforwards. The carryforwards, if not utilized, will expire between 2016 and 2035. Management believes it is not more likely than not that the subsidiaries will generate sufficient future taxable income in these states to realize the benefit of these state net operating loss carryforwards and, accordingly, a valuation allowance has been recorded at December 31, 2015, December 31, 2014 and December 31, 2013.

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

        In 2015, we utilized a discount rate of 4.60% for our pension plan compared to 4.13% in 2014 and 4.97% in 2013 to reflect market rates. The discount rate for our postretirement medical plan was 4.44%, 4.07% and 4.94% in 2015, 2014 and 2013 respectively. In 2015, we continued to assume long-term asset returns of 7.75% on the assets in our pension plan, the same as our assumption in 2014 and 2013. Our pension plan assets at December 31, 2015 were 100% invested in the Asset Strategy style and while we have targeted this same investment strategy going forward, we will assume long-term asset returns of 7.50% beginning in 2016.

        The effect of hypothetical changes to selected assumptions on the Company's retirement benefit plans would be as follows:

		As of December 31, 2015	For the year ended December 31, 2016
Assumptions	Change	Increase (Decrease) PBO/APBO (1)	Increase (Decrease) Expense (2)

(in thousands)
Pension
Discount rate	+/–50 bps	$(12,931)/14,367	$(1,594)/1,757
Expected return on assets	+/–100 bps	N/A	(1,793)/1,793
Salary scale	+/–100 bps	9,518/(8,603)	2,318/(2,070)
Other Postretirement
Discount rate	+/–50 bps	(480)/525	(77)/83
Health care cost trend rate	+/–100 bps	1,018/(874)	256/(217)

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

Valuation of Investments

        We record substantially all investments in our financial statements at fair value. Where available, we use prices from independent sources such as listed market prices or broker/dealer price quotations. We evaluate our available for sale securities for other than temporary declines in value on a periodic basis. This may exist when the fair value of an investment security has been below the current value for an extended period of time. If an other than temporary decline in value is determined to exist, the unrealized investment loss recorded net of tax in accumulated other comprehensive income is realized as a charge to net income, in the period in which the other than temporary decline in value is determined. While we believe that we have accurately estimated the amount of the other than temporary decline in the value of our portfolio, different assumptions could result in changes to the recorded amounts in our financial statements.

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

Interest Rate Sensitivity

        Our interest sensitive liabilities include our long-term fixed rate senior notes and obligations for any balances outstanding under our credit facility or other short-term borrowings. Increases in market interest rates would generally cause a decrease in the fair value of the senior notes and an increase in interest expense associated with short-term borrowings and borrowings under the credit facility. Decreases in market interest rates would generally cause an increase in the fair value of the senior notes and a decrease in interest expense associated with short-term borrowings and borrowings under the credit facility. We had no short-term borrowings outstanding as of December 31, 2015.

Investment Securities Sensitivity

        We maintain an investment portfolio of various holdings, types and maturities. Our portfolio is diversified and consists primarily of sponsored funds. A portion of investments are classified as available for sale investments. At any time, a sharp increase in interest rates or a sharp decline in the United States stock market could have a significant negative impact on the fair value of our investment portfolio. If a decline in fair value is determined to be other than temporary by management, the cost basis of the individual security or mutual fund is written down to fair value. In 2016, we have established a hedging program that uses a total return swap to hedge our exposure to fluctuations in the value of our investment portfolio. Conversely, declines in interest rates or a sizeable rise in the United States stock market could have a significant positive impact on our investment portfolio. However, unrealized gains are not recognized in operations on available for sale securities until they are sold.

        The following is a summary of the effect that a 10% increase or decrease in equity or fixed income prices would have on our investment portfolio subject to equity or fixed income price fluctuations at December 31, 2015:

Investment Securities	Fair Value	Fair Value Assuming a 10% Increase	Fair Value Assuming a 10% Decrease

		(in thousands)
Available for sale:
Sponsored funds	$40,552	44,607	36,497
Sponsored privately offered funds	825	908	743
Trading:
Sponsored funds	29,701	32,671	26,731
Equity securities	87	96	78
Asset-backed securities	20	22	18
Corporate bonds	5	6	5
Equity Method:
Sponsored funds	217,380	239,118	195,642
Sponsored privately offered funds	3,173	3,490	2,856

Total	$291,743	320,918	262,570

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

ITEM 8.    Financial Statements and Supplementary Data

        Reference is made to the Consolidated Financial Statements referred to in the Index on page 52 setting forth our consolidated financial statements, together with the report of KPMG LLP dated February 25, 2016 on page 53.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A.    Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures.    The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2015, have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2015.

(b)
Management's Report on Internal Control Over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we evaluated of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework in "Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

  Based on our evaluation under the framework in "Internal Control-Integrated Framework (2013)," management concluded that, as of December 31, 2015, our internal control over financial reporting was effective. KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, also audited the effectiveness of our internal control over financial reporting as of December 31, 2015, as stated in their attestation report which follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Waddell & Reed Financial, Inc.:

We have audited Waddell & Reed Financial, Inc.'s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Waddell & Reed Financial, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Waddell & Reed Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Waddell & Reed Financial, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 25, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Kansas City, Missouri
February 25, 2016

(c)
Changes in Internal Control over Financial Reporting.    The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    Other Information

        None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

        Information required by this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2016 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 11.    Executive Compensation

        Information required by this Item 11 is incorporated herein by reference to our definitive proxy statement for our 2016 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information required by Item 403 of Regulation S-K is incorporated herein by reference to our definitive proxy statement for our 2016 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

        Information required by this Item 13 is incorporated herein by reference to our definitive proxy statement for our 2016 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 14.    Principal Accounting Fees and Services

        Information required by this Item 14 is incorporated herein by reference to our definitive proxy statement for our 2016 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements.
Reference is made to the Index to Consolidated Financial Statements on page 52 for a list of all financial statements filed as part of this Report.
(a)(2)	Financial Statement Schedules.
None.
(b)	Exhibits.
Reference is made to the Index to Exhibits beginning on page 90 for a list of all exhibits filed as part of this Report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Overland Park, State of Kansas, on February 26, 2016.

WADDELL & REED FINANCIAL, INC.
By:	/s/ HENRY J. HERRMANN Henry J. Herrmann Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ HENRY J. HERRMANN Henry J. Herrmann	Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	February 26, 2016
/s/ BRENT K. BLOSS Brent K. Bloss	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2016
/s/ SHARILYN S. GASAWAY* Sharilyn S. Gasaway	Director	February 26, 2016
/s/ THOMAS C. GODLASKY* Thomas C. Godlasky	Director	February 26, 2016
/s/ ALAN W. KOSLOFF* Alan W. Kosloff	Director	February 26, 2016
/s/ DENNIS E. LOGUE* Dennis E. Logue	Director	February 26, 2016
/s/ MICHAEL F. MORRISSEY* Michael F. Morrissey	Director	February 26, 2016
/s/ JAMES M. RAINES* James M. Raines	Director	February 26, 2016
/s/ JERRY W. WALTON* Jerry W. Walton	Director	February 26, 2016
/s/ JEFFREY P. BENNETT Jeffrey P. Bennett	Attorney-in-fact	February 26, 2016

*
By: Attorney-in-fact

WADDELL & REED FINANCIAL, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Waddell & Reed Financial, Inc.:

We have audited the accompanying consolidated balance sheets of Waddell & Reed Financial, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Waddell & Reed Financial, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Waddell & Reed Financial, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2016 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Kansas City, Missouri
February 25, 2016

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2015 and 2014

	2015	2014
	(in thousands)
Assets:
Cash and cash equivalents	$558,495	566,621
Cash and cash equivalents—restricted	66,880	76,595
Investment securities	291,743	243,283
Receivables:
Funds and separate accounts	34,399	39,110
Customers and other	220,660	216,843
Income taxes receivable	10,594	7,747
Prepaid expenses and other current assets	34,974	14,980

Total current assets	1,217,745	1,165,179
Property and equipment, net	105,434	92,304
Deferred sales commissions, net	24,262	56,472
Goodwill and identifiable intangible assets	158,118	158,123
Deferred income taxes	32,692	27,490
Other non-current assets	17,468	12,298

Total assets	$1,555,719	1,511,866

Liabilities:
Accounts payable	$32,858	32,263
Payable to investment companies for securities	113,648	129,633
Payable to third party brokers	49,848	67,954
Payable to customers	120,420	110,399
Accrued compensation	69,335	67,574
Other current liabilities	57,104	55,143

Total current liabilities	443,213	462,966
Long-term debt	190,000	190,000
Accrued pension and postretirement costs	48,810	45,936
Other non-current liabilities	27,241	26,880

Total liabilities	709,264	725,782

Commitments and contingencies
Stockholders' equity:
Preferred stock—$1.00 par value: 5,000 shares authorized; none issued	—	—
Class A Common stock—$0.01 par value: 250,000 shares authorized; 99,701 shares issued; 82,850 shares outstanding (83,654 at December 31, 2014)	997	997
Additional paid-in capital	331,611	318,636
Retained earnings	1,141,608	1,041,909
Cost of 16,851 common shares in treasury (16,047 at December 31, 2014)	(566,256)	(525,015)
Accumulated other comprehensive loss	(61,505)	(50,443)

Total stockholders' equity	846,455	786,084

Total liabilities and stockholders' equity	$1,555,719	1,511,866

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	(in thousands, except per share data)
Revenues:
Investment management fees	$709,562	768,102	650,442
Underwriting and distribution fees	663,998	678,678	582,819
Shareholder service fees	143,071	150,979	137,093

Total	1,516,631	1,597,759	1,370,354
Operating expenses:
Underwriting and distribution	769,781	783,327	676,713
Compensation and related costs (including share-based compensation of $47,518, $54,144 and $53,179, respectively)	200,752	194,410	197,597
General and administrative	105,066	104,637	86,419
Subadvisory fees	9,134	8,436	12,220
Depreciation	16,046	14,634	12,834
Intangible asset impairment	—	7,900	—

Total	1,100,779	1,113,344	985,783

Operating income	415,852	484,415	384,571
Investment and other income (loss)	(5,244)	16,790	19,904
Interest expense	(11,068)	(11,042)	(11,244)

Income before provision for income taxes	399,540	490,163	393,231
Provision for income taxes	154,004	176,832	140,233

Net income	$245,536	313,331	252,998

Net income per share, basic and diluted:	$2.94	3.71	2.96
Weighted average shares outstanding, basic and diluted:	83,499	84,485	85,589

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	(in thousands)
Net income	$245,536	313,331	252,998
Other comprehensive income:
Unrealized appreciation (depreciation) of available for sale investment securities during the year, net of income tax expense (benefit) of $2, $1 and $(9), respectively	(4,771)	(6,158)	2,105
Pension and postretirement benefits, net of income tax expense (benefit) of $(3,794), $(16,725) and $17,272, respectively	(6,291)	(28,426)	28,833

Comprehensive income	$234,474	278,747	283,936

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended December 31, 2015, 2014 and 2013

(in thousands)

	Common Stock
			Additional Paid-in Capital	Retained Earnings		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount			Treasury Stock
Balance at December 31, 2012	99,701	$997	230,021	698,423	(372,404)	(46,797)	510,240
Net income	—	—	—	252,998	—	—	252,998
Recognition of equity compensation	—	—	52,992	187	—	—	53,179
Net issuance/forfeiture of nonvested shares	—	—	(28,564)	—	28,564	—	—
Dividends accrued, $1.18 per share	—	—	—	(101,008)	—	—	(101,008)
Exercise of stock options	—	—	(35)	—	170	—	135
Excess tax benefits from share-based payment arrangements	—	—	12,992	—	—	—	12,992
Repurchase of common stock	—	—	—	—	(72,132)	—	(72,132)
Other comprehensive income	—	—	—	—	—	30,938	30,938

Balance at December 31, 2013	99,701	997	267,406	850,600	(415,802)	(15,859)	687,342
Net income	—	—	—	313,331	—	—	313,331
Recognition of equity compensation	—	—	53,912	232	—	—	54,144
Net issuance/forfeiture of nonvested shares	—	—	(21,817)	—	21,817	—	—
Dividends accrued, $1.45 per share	—	—	—	(122,254)	—	—	(122,254)
Excess tax benefits from share-based payment arrangements	—	—	19,135	—	—	—	19,135
Repurchase of common stock	—	—	—	—	(131,030)	—	(131,030)
Other comprehensive income	—	—	—	—	—	(34,584)	(34,584)

Balance at December 31, 2014	99,701	997	318,636	1,041,909	(525,015)	(50,443)	786,084
Net income	—	—	—	245,536	—	—	245,536
Recognition of equity compensation	—	—	47,256	262	—	—	47,518
Net issuance/forfeiture of nonvested shares	—	—	(39,094)	—	39,094	—	—
Dividends accrued, $1.75 per share	—	—	—	(146,099)	—	—	(146,099)
Excess tax benefits from share-based payment arrangements	—	—	4,813	—	—	—	4,813
Repurchase of common stock	—	—	—	—	(80,335)	—	(80,335)
Other comprehensive income	—	—	—	—	—	(11,062)	(11,062)

Balance at December 31, 2015	99,701	$997	331,611	1,141,608	(566,256)	(61,505)	846,455

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	(in thousands)
Cash flows from operating activities:
Net income	$245,536	313,331	252,998
Adjustments to reconcile net income to net cash provided by operating activities:
Write-down of impaired assets	—	7,900	—
Depreciation and amortization	16,050	14,754	13,681
Amortization of deferred sales commissions	43,074	64,380	57,931
Share-based compensation	47,518	54,144	53,179
Excess tax benefits from share-based payment arrangements	(4,813)	(19,135)	(12,992)
Investments (gain) loss, net	12,412	(7,496)	(18,257)
Net purchases and sales or maturities of trading securities	(75,160)	(38,662)	(25,959)
Deferred income taxes	(1,410)	728	(2,982)
Other	680	1,774	493
Changes in assets and liabilities:
Cash and cash equivalents—restricted	9,715	44,824	(28,439)
Other receivables	(3,817)	(75,428)	(5,690)
Payable to investment companies for securities and payable to customers	(5,964)	17,283	24,818
Receivables from funds and separate accounts	4,711	(2,643)	(2,581)
Other assets	(25,111)	(5,568)	(1,139)
Deferred sales commissions	(10,864)	(40,958)	(68,470)
Accounts payable and payable to third party brokers	(17,510)	21,640	8,613
Other liabilities	(1,097)	(5,826)	41,712

Net cash provided by operating activities	233,950	345,042	286,916

Cash flows from investing activities:
Purchases of available for sale and equity method securities	(27,388)	(166,302)	(241,644)
Proceeds from sales and maturities of available for sale and equity method securities	36,657	164,247	262,171
Additions to property and equipment	(29,610)	(35,606)	(16,905)
Disposition of companies	—	—	22,000
Other	(2,254)	(1,447)	—

Net cash provided by (used in) investing activities	(22,595)	(39,108)	25,622

Cash flows from financing activities:
Dividends paid	(143,959)	(115,263)	(96,018)
Repurchase of common stock	(80,335)	(131,030)	(72,132)
Exercise of stock options	—	—	135
Excess tax benefits from share-based payment arrangements	4,813	19,135	12,992

Net cash used in financing activities	(219,481)	(227,158)	(155,023)

Net increase (decrease) in cash and cash equivalents	(8,126)	78,776	157,515
Cash and cash equivalents at beginning of year	566,621	487,845	330,330

Cash and cash equivalents at end of year	$558,495	566,621	487,845

Cash paid for:
Income taxes (net)	$152,262	165,189	124,196
Interest	$10,297	10,291	10,297

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

1.     Summary of Significant Accounting Policies

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

        The Company operates in one business segment as the Company's management utilizes a consolidated approach to assess performance and allocate resources.

Consolidation

        We provide seed capital to new investment products at the time we launch the products. These investment products include certain of the Advisors Funds and the Ivy Funds ("1940 Act Mutual Funds"), the IGI Funds, limited liability companies ("LLCs"), and an open-end mutual fund organized in Canada (the "Canadian Mutual Fund"). The primary purpose of providing seed capital is to generate an investment performance track record to attract third party investors. Our seed investment in a new product represents 100% ownership in that product when the product is launched.

        Assessing if an entity is a variable interest entity ("VIE") or voting interest entity ("VOE") involves judgment and analysis on an entity by entity basis. Factors included in this assessment include the legal organization of the entity, the company's contractual involvement with the entity and any implications resulting from or associated with related parties' involvement with the entity.

        Seeded investments in 1940 Act Mutual Funds and the Canadian Mutual Fund are organized under a series fund structure, whereby each open-ended mutual fund represents a separate share class of a legal entity organized under a statutory trust. The Company has determined that the 1940 Act Mutual Funds and the Canadian Mutual Fund are VOEs because the structure of the investment product is such that the voting rights held by the equity holders provide for equality among equity investors. To the extent material, these investment products would be consolidated if Company ownership, directly or indirectly, represents a majority interest.

        The privately offered funds seeded by the Company are structured as investment companies in the legal form of LLCs. The Company is the managing member of these LLCs. For the majority of these LLCs, the Company's investment represents an ownership of less than 3%. Generally, limited partnerships and similar entities in which the general partner does not have substantive equity at risk and the other limited partners do not have substantive rights to remove the general partner would be considered VIEs. During the fourth quarter of 2015, the LLC agreements were amended so that all of the members of the Company's privately offered funds now hold substantive kick-out and participation rights. They also have the ability to remove the managing member and to dissolve the LLC. Given the substantive rights afforded the members, the Company has concluded the LLCs are VOEs. These investment products would be consolidated, if material, if a majority interest is held, directly or indirectly, by the Company.

        The Company has determined the SICAV to be a VOE, as its legal structure and the powers of its equity investors prevent the SICAV from meeting the characteristics of being a VIE. To the extent

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015, 2014 and 2013

material, the Company would be required to consolidate the SICAV if ownership of the SICAV, directly or indirectly, represents more than 50% of the outstanding voting shares of the SICAV.

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

Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand and short-term investments. We consider all highly liquid investments with maturities upon acquisition of 90 days or less to be cash equivalents. Cash and cash equivalents—restricted represents cash held for the benefit of customers and non-customers segregated in compliance with federal and other regulations.

Disclosures About Fair Value of Financial Instruments

        Fair value of cash and cash equivalents, receivables and payables approximates carrying value. Fair value of long-term debt is disclosed in Note 7. Fair values for investment securities are based on quoted market prices, where available. Otherwise, fair values for investment securities are based on Level 2 or Level 3 inputs detailed in Note 3.

Investment Securities and Investments in Sponsored Funds

        Our investments are comprised of United States, state and government obligations, corporate debt securities and investments in sponsored funds. Sponsored funds, which include the Funds, the IGI Funds and the LLCs, are investments we have made for both general corporate investment purposes and to provide seed capital for new investment products. The Company has classified its investments in certain sponsored funds as either equity method investments (when the Company owns between 20% and 50% of the fund) or as available for sale investments (when the Company owns less than 20% of the fund) as described in Note 3. Investments held by our broker/dealer entities or certain investments that are anticipated to be purchased and sold on a more frequent basis are classified as trading.

        Unrealized holding gains and losses on securities available for sale, net of related tax effects, are excluded from earnings until realized and are reported as a separate component of comprehensive income. For trading securities, unrealized holding gains and losses are included in earnings. Realized gains and losses are computed using the specific identification method for investment securities, other than sponsored funds. For sponsored funds, realized gains and losses are computed using the average cost method. Substantially all of the Company's equity method investees are investment companies which record their underlying investments at fair value. Therefore, under the equity method of accounting, our share of the investee's underlying net income or loss is predominantly representative of fair value adjustments in the investments held by the equity method investee. Our share of the investee's net income or loss is based on the most current information available and is recorded as a net gain or loss on investments within investment and other income (loss).

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015, 2014 and 2013

        Our available for sale investments are reviewed each quarter and adjusted for other than temporary declines in value. We consider factors affecting the issuer and the industry in which the issuer operates, general market trends including interest rates, and our ability and intent to hold an investment until it has recovered. Consideration is given to the length of time an investment's market value has been below carrying value and prospects for recovery to carrying value. When a decline in the fair value of equity securities is determined to be other than temporary, the unrealized loss recorded net of tax in other comprehensive income is realized as a charge to net income, and a new cost basis is established for financial reporting purposes. When a decline in the fair value of debt securities is determined to be other than temporary, the amount of the impairment recognized in earnings depends on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If so, the other than temporary impairment recognized in earnings is equal to the entire difference between the investment's amortized cost basis and its fair value at the balance sheet date. If not, the portion of the impairment related to the credit loss is recognized in earnings while the portion of the impairment related to other factors is recognized in other comprehensive income, net of tax.

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

Software Developed for Internal Use

        Certain internal costs incurred in connection with developing or obtaining software for internal use are capitalized in accordance with ASC 350, "Intangibles—Goodwill and Other Topic." Internal costs capitalized are included in property and equipment, net in the consolidated balance sheets, and were $13.9 million and $13.5 million as of December 31, 2015 and 2014, respectively. Amortization begins when the software project is complete and ready for its intended use and continues over the estimated useful life, generally one to 10 years.

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

December 31, 2015, 2014 and 2013

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

        The Company compares the fair values of the reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its calculated fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.

        Indefinite-lived intangible assets represent advisory and subadvisory management contracts for managed assets obtained in acquisitions. The Company considers these contracts to be indefinite-lived intangible assets as they are expected to be renewed without significant cost or modification of terms. The Company also tests these assets for impairment annually and when events or circumstances occur that indicate that the indefinite-lived intangible asset might be impaired. If the carrying value of a management contract acquired exceeds its fair value, an impairment loss is recognized equal to that excess. Additional information related to the indefinite-lived intangible assets is included in Note 6.

Deferred Sales Commissions

        We defer certain costs, principally sales commissions and related compensation, which are paid to financial advisors and broker/dealers in connection with the sale of certain mutual fund shares sold without a front-end load sales charge. The costs incurred at the time of the sale of Class B shares sold prior to January 1, 2014 are amortized on a straight-line basis over five years, which approximates the expected life of the shareholders' investments. Effective January 1, 2014, the Company suspended sales of Class B shares. The costs incurred at the time of the sale of Class C shares are amortized on a straight-line basis over 12 months. Prior to June 16, 2014, the costs incurred at the time of the sale of shares for certain fee-based asset allocation products were deferred and amortized on a straight-line basis, not to exceed three years. We recover deferred sales commissions and related compensation through Rule 12b-1 and other distribution fees, which are paid on the Class B and Class C shares of the Advisors Funds and Ivy Funds, along with contingent deferred sales charges ("CDSCs") paid by shareholders who redeem their shares prior to completion of the specified holding period (three years for shares of certain fee-based asset allocation products sold prior to June 16, 2014, six years for a Class B share and 12 months for a Class C share), as well as through client fees paid on the asset allocation products sold prior to June 16, 2014. Effective June 16, 2014 we no longer assess a CDSC to investors upon early redemption of fee-based asset allocation products and amounts deferred for sales commissions and related compensation are classified in the prepaid and other current asset and other non-current assets in our consolidated balance sheet. Should we lose our ability to recover deferred sales commissions through distribution fees or CDSCs, the value of these assets would immediately decline, as would future cash flows. We periodically review the recoverability of the deferred sales commission assets as events or changes in circumstances indicate that

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015, 2014 and 2013

their carrying amount may not be recoverable and adjust them accordingly. Impairment adjustments are recognized in operating income as a component of amortization of deferred sales commissions.

Revenue Recognition

Investment Management and Advisory Fees

        We recognize investment management fees as earned over the period in which services are rendered. We charge the Funds daily based upon average daily net assets under management in accordance with investment management agreements between the Funds and the Company. The majority of investment and/or advisory fees earned from the IGI Funds and from institutional and separate accounts are charged either monthly or quarterly based upon an average of net assets under management in accordance with such investment management agreements. The Company may waive certain fees for investment management services at its discretion, or in accordance with contractual expense limitations, and these waivers are reflected as a reduction to investment management fees on the consolidated statements of income.

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

Distribution, Underwriter and Shareholder Service Fees

        Underwriting and distribution commission revenues resulting from the sale of investment products are recognized on the trade date. When a client purchases Class A or Class E shares (front-end load), the client pays an initial sales charge of up to 5.75% of the amount invested. The sales charge for Class A or Class E shares typically declines as the investment amount increases. In addition, investors may combine their purchases of all fund shares to qualify for a reduced sales charge. When a client invests in a fee-based asset allocation product, Class A shares are purchased at net asset value, and we do not charge an initial sales charge.

        Under a Rule 12b-1 service plan, the Funds may charge a maximum fee of 0.25% of the average daily net assets under management for Class B, C, E and Ivy Funds Y shares for expenses paid to broker/dealers and other sales professionals in connection with providing ongoing services to the Funds' shareholders and/or maintaining the Funds' shareholder accounts, with the exception of the Funds' Class R shares, for which the maximum fee is 0.50% and for the Class I, R6 and Advisors Funds Y shares, which do not charge a service fee. The Funds' Class B and Class C shares may charge a maximum of 0.75% of the average daily net assets under management under a Rule 12b-1 distribution plan to broker/dealers and other sales professionals for their services in connection with distributing shares of that class. The Funds' Class A shares may charge a maximum fee of 0.25% of the average daily net assets under management under a Rule 12b-1 service and distribution plan for expenses detailed previously. The Rule 12b-1 plans are subject to annual approval by the Funds' board of trustees, including a majority of the disinterested members, by

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015, 2014 and 2013

votes cast in person at a meeting called for the purpose of voting on such approval. All Funds may terminate the service and distribution plans at any time with approval of fund trustees or portfolio shareholders (a majority of either) without penalty.

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

Advertising and Promotion

        We expense all advertising and promotion costs as the advertising or event takes place. Advertising expense was $15.7 million, $15.7 million and $13.3 million for the years ended December 31, 2015, 2014 and 2013, respectively, and is classified in both underwriting and distribution expense and general and administrative expense in the consolidated statements of income.

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

Share-Based Compensation

        We account for share-based compensation expense using the fair value method. Under the fair value method, share-based compensation expense reflects the fair value of share-based awards measured at grant date, is recognized over the service period, and is adjusted each period for anticipated forfeitures. The Company also issues share-based awards to our financial advisors who are independent contractors and to our Board of Directors. Changes in the Company's share price result in variable compensation expense over the vesting period.

Accounting for Income Taxes

        Income tax expense is based on pre-tax financial accounting income, including adjustments made for the recognition or derecognition related to uncertain tax positions. The recognition or derecognition of income tax expense related to uncertain tax positions is determined under the guidance as prescribed by ASC 740, "Income Taxes Topic." Deferred tax assets and liabilities are recognized for the future tax attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is recognized for deferred tax assets if, based on available evidence, it is more likely than not that all or some portion of the asset will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015, 2014 and 2013

2.     New Accounting Guidance

Accounting Guidance Adopted During Fiscal Year 2015

        During the fourth quarter of 2015, the Company adopted ASU 2015-07, "Fair Value Measurement," which eliminates the requirement to categorize investments in the fair value hierarchy if their fair value is measured at net asset value ("NAV") per share (or its equivalent) using the practical expedient. Previously, the Company reported $3.8 million of sponsored privately offered funds in the fair value hierarchy for the period ended December 31, 2014. After implementation of ASU 2015-07, the $3.8 million of sponsored privately offered funds have been removed from the fair value hierarchy for the period ended December 31, 2014 to be consistent with the presentation of the fair value hierarchy as of December 31, 2015.

        During the fourth quarter of 2015, the Company adopted ASU 2015-17, "Income Taxes," which requires an entity to classify all deferred tax assets and liabilities as noncurrent on the balance sheet. Prior to implementation of this ASU, the Company classified deferred tax assets and liabilities as either current or non-current assets and liabilities. Previously, the Company reported $7.5 million of deferred tax assets as current assets and $20.0 million of deferred tax assets as non-current on the balance sheet for the period ended December 31, 2014. After implementation of ASU 2015-17, the current deferred tax assets have been reclassified to non-current deferred tax assets, so that non-current deferred tax assets are presented as $27.5 million on the balance sheet as of December 31, 2014, to be consistent with the presentation of December 31, 2015 balances.

New Accounting Guidance Not Yet Adopted

        In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This standard also specifies the accounting for certain costs to obtain or fulfill a contract with a customer. This ASU will supersede much of the existing revenue recognition guidance in accounting principles generally accepted in the United States and is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period; early application is permitted for the first interim period within annual reporting periods beginning after December 15, 2016. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating which transition method to apply and the estimated impact the adoption of this ASU will have on our consolidated financial statements and related disclosures.

        In February 2015, the FASB issued ASU 2015-02, "Amendments to the Consolidation Analysis." The amendments in this ASU will affect all companies that are required to evaluate whether they should consolidate another entity. Additionally, the amendments in this ASU rescind the indefinite deferral of FASB Statement 167, "Amendments to FASB Interpretation No. 46(r)" included in ASU 2010-10. ASU 2015-02 will be effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. This standard permits the use of either a full retrospective or a modified retrospective approach. The Company believes that the adoption of this ASU on January 1, 2016, will result in an immaterial impact to our consolidated financial statements and related disclosures regarding our seeded investments in the 1940 Act Funds, Canadian Mutual Fund and LLCs. The Company has concluded that the SICAV will be deemed a VIE due to the lack of equity investment at risk at the SICAV legal entity level. The sub-funds of the SICAV are deemed silos and evaluated individually for

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015, 2014 and 2013

consolidation. Because the decisions regarding key activities of the sub-fund reside at the SICAV level, the shareholders of the sub-funds lack the ability to control the key decision-making processes that most directly affect the performance of the sub-funds. As such, each sub-fund is a VIE with the primary beneficiary evaluation being an analysis of economic interest. The Company will be the primary beneficiary and will consolidate any sub-fund of the SICAV in which it owns a majority interest.

        In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by the amendments in this ASU. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period; early adoption is permitted. The Company believes that the adoption of this ASU in 2016 will result in an immaterial impact to our consolidated financial statements.

3.     Investment Securities

        Investment securities at December 31, 2015 and 2014 are as follows:

2015
Available for sale securities:
Sponsored funds	$40,552
Sponsored privately offered funds	825

Total available for sale securities	41,377
Trading securities:
Mortgage-backed securities	20
Corporate bond	5
Common stock	87
Sponsored funds	29,701

Total trading securities	29,813
Equity method securities:
Sponsored funds	217,380
Sponsored privately offered funds	3,173

Total equity method securities	220,553

Total securities	$291,743

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015, 2014 and 2013

        The following is a summary of the gross unrealized gains (losses) related to securities classified as available for sale at December 31, 2015:

Available for sale securities:	Amortized cost	Unrealized gains	Unrealized losses	Fair value
	(in thousands)
Sponsored funds	$46,800	434	(6,682)	40,552
Sponsored privately offered funds	500	325	—	825

	$47,300	759	(6,682)	41,377

2014
Available for sale securities:
Sponsored funds	$157,460
Sponsored privately offered funds	3,810

Total available for sale securities	161,270

Trading securities:
Mortgage-backed securities	28
Common stock	72
Sponsored funds	81,913

Total trading securities	82,013

Total securities	$243,283

        The following is a summary of the gross unrealized gains (losses) related to securities classified as available for sale at December 31, 2014:

Available for sale securities:	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Sponsored funds	$160,675	2,177	(5,392)	157,460
Sponsored privately offered funds	1,750	2,060	—	3,810

	$162,425	4,237	(5,392)	161,270

Sponsored Funds

        The Company has classified its investments in certain sponsored funds as either equity method investments (when the Company owns between 20% and 50% of the fund) or as available for sale investments (when the Company owns less than 20% of the fund). We did not hold a majority interest in any of our sponsored funds as of December 31, 2015 and 2014. As a result, there are no sponsored funds consolidated in our financial statements.

        During 2015, $160.2 million of investments previously classified as available for sale securities were classified as equity method securities, representing seed investments in which the Company owned between 20% and 50% of the fund. As a result, during the third quarter of 2015, $2.1 million of unrealized

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015, 2014 and 2013

losses were reclassified from other comprehensive income and recognized in the consolidated statement of income.

Sponsored privately offered funds

        The Company holds voting interests in certain sponsored privately offered funds that are structured as investment companies in the legal form of LLCs. The Company held investments in these funds totaling $4.0 million and $3.8 million as of December 31, 2015 and December 31, 2014, respectively, which is our maximum loss exposure.

        A summary of available for sale sponsored funds with fair values below carrying values at December 31, 2015 is as follows:

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(in thousands)
Sponsored funds	$3,476	(166)	33,619	(6,516)	37,095	(6,682)

        Based upon our assessment of these sponsored funds, the time frame the sponsored funds have been in a loss position and our intent to hold the sponsored funds until they have recovered, we determined that a write-down of fair value was not necessary at December 31, 2015.

        The corporate bond accounted for as trading matures in 2018. Mortgage-backed securities accounted for as trading and held as of December 31, 2015 mature in 2022.

        Investment securities with fair values of $102.2 million, $301.0 million and $442.0 million were sold during 2015, 2014 and 2013, respectively. During 2015, net realized gains of $3.0 million and $0.6 million were recognized from the sale of $31.6 million in available for sale securities and the sale of $65.9 million in trading securities, respectively, and net realized losses of $0.5 million were recognized from the sale of $5.3 million in equity method securities. During 2014, net realized gains of $5.1 million and $4.1 million were recognized from the sale of $149.8 million in available for sale securities and the sale of $151.2 million in trading securities, respectively. During 2013, net realized gains of $14.4 million and $7.7 million were recognized from the sale of $247.0 million in available for sale securities and the sale of $195.0 million in trading securities, respectively.

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

December 31, 2015, 2014 and 2013

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

        The following tables summarize our investment securities as of December 31, 2015 and 2014 that are recognized in our consolidated balance sheets using fair value measurements based on the differing levels of inputs. There were no transfers between levels for the years ended December 31, 2015 or 2014.

2015	Level 1	Level 2	Level 3	Total

	(in thousands)
Available for sale securities:
Sponsored funds	$40,552	—	—	40,552
Sponsored privately offered funds measured at net asset value (2)	—	—	—	825
Trading securities:
Mortgage-backed securities	—	20	—	20
Corporate bonds	—	5	—	5
Common stock	87	—	—	87
Sponsored funds	29,701	—	—	29,701
Equity method securities: (1)
Sponsored funds	217,380	—	—	217,380
Sponsored privately offered funds measured at net asset value (2)	—	—	—	3,173

Total	$287,720	25	—	291,743

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015, 2014 and 2013

2014	Level 1	Level 2	Level 3	Total

	(in thousands)
Available for sale securities:
Sponsored funds	$157,460	—	—	157,460
Sponsored privately offered funds measured at net asset value (2)	—	—	—	3,810
Trading securities:
Mortgage-backed securities	—	28	—	28
Common stock	72	—	—	72
Sponsored funds	81,913	—	—	81,913

Total	$239,445	28	—	243,283

(1)
Substantially all of the Company's equity method investments are investment companies that record their underlying investments at fair value. Fair value is measured using the Company's share of the investee's underlying net income or loss, which is predominantly representative of fair value adjustments in the investments held by the investee.

(2)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

4.     Property and Equipment

        A summary of property and equipment at December 31, 2015 and 2014 is as follows:

	2015	2014	Estimated useful lives
	(in thousands)
Leasehold improvements	$21,741	21,039	1 - 15 years
Furniture and fixtures	29,462	29,462	3 - 10 years
Equipment	20,901	20,829	3 - 26 years
Computer software	96,310	74,506	1 - 10 years
Data processing equipment	20,335	23,684	1 - 5 years
Buildings	12,860	11,905	1 - 40 years
Land	3,804	3,804

Property and equipment, at cost	205,413	185,229
Accumulated depreciation	(99,979)	(92,925)

Property and equipment, net	$105,434	92,304

        Depreciation expense was $16.0 million, $14.6 million and $12.8 million during the years ended December 31, 2015, 2014 and 2013, respectively.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015, 2014 and 2013

        At December 31, 2015, we had property and equipment under capital leases with a cost of $2.1 million and accumulated depreciation of $1.1 million. At December 31, 2014, we had property and equipment under capital leases with a cost of $2.0 million and accumulated depreciation of $0.9 million.

5.     Discontinued Operations

        During 2012, the Company signed a definitive agreement with First Allied Holdings Inc. to sell all of the common interests of its Legend group of subsidiaries ("Legend") and the sale closed effective January 1, 2013. The agreement included an earnout provision based on asset retention for a period of two years following the closing date. An earnout receivable of $4.1 million was accrued as of December 31, 2014 and we received payment in February of 2015.

        For income tax purposes, the sale resulted in a $47.8 million capital loss. As of December 31, 2015, $15.8 million remains as a capital loss carryforward available to offset future capital gains for federal income tax purposes. The Company may not realize the full tax benefit of the capital loss carryforward if it does not generate sufficient future capital gains. The capital loss carryforward, if not utilized, will expire in 2018. Additional information related to the capital loss carryforward is included in Note 8.

6.     Goodwill and Identifiable Intangible Assets

        Goodwill represents the excess of purchase price over the tangible assets and identifiable intangible assets of an acquired business. Our goodwill is not deductible for tax purposes. Goodwill and identifiable intangible assets (all considered indefinite-lived) at December 31, 2015 and 2014 are as follows:

	2015	2014
	(in thousands)
Goodwill	$106,970	106,970
Mutual fund management advisory contracts	42,748	42,753
Mutual fund management subadvisory contracts	8,400	8,400

Total identifiable intangible assets	51,148	51,153

Total	$158,118	158,123

        The mutual fund management subadvisory contracts in the table above represents our indefinite-lived intangible asset balance related to our subadvisory agreement to manage certain mutual fund products for Mackenzie Financial Corporation ("MFC"). This intangible asset was recorded in connection with our purchase of Mackenzie Investment Management, Inc. in 2002, and a deferred tax liability was established related to this intangible asset.

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

        During the third quarter of 2014, we recorded a $4.1 million intangible asset and established a tax deferred asset related to a fund adoption transaction agreement with Emerging Managers Group, L.P., which became effective in August 2014, through which Ivy Investment Management Company assumed

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015, 2014 and 2013

responsibility as investment adviser and global distributor of the IGI Funds. This asset is included in the mutual fund management advisory contracts line in the table above.

7.     Indebtedness

        On August 31, 2010, the Company entered into an agreement to complete a $190.0 million private placement of senior unsecured notes that were issued and sold in two tranches: $95.0 million bearing interest at 5.0% and maturing January 13, 2018, Series A, and $95.0 million bearing interest of 5.75% and maturing January 13, 2021, Series B (collectively, the "Senior Notes"). The agreement contained a delayed funding provision that allowed the Company to draw down the proceeds in January 2011 when the 5.6% senior notes (the "Notes") matured. The Company used the proceeds of the issuance and sale of the Senior Notes to repay the Notes in full. Interest is payable semi-annually in January and July of each year. The most restrictive provisions of the agreement require the Company to maintain a consolidated leverage ratio not to exceed 3.0 to 1.0 for four consecutive quarters and a consolidated interest coverage ratio of not less than 4.0 to 1.0 for four consecutive quarters. The Company was in compliance with these covenants for all periods presented. As of December 31, 2015, the Company's consolidated leverage ratio was 0.4 to 1.0, and consolidated interest coverage ratio was 42.9 to 1.0.

        The Company entered into a five year revolving credit facility (the "Credit Facility") with various lenders, effective June 28, 2013, which provides for initial borrowings of up to $125.0 million and replaced the Company's previous revolving credit facility. Lenders could, at their option upon the Company's request, expand the Credit Facility to $200.0 million. At December 31, 2015 and 2014, there were no borrowings outstanding under the facility. Borrowings under the Credit Facility bear interest at various rates including adjusted LIBOR or an alternative base rate plus, in each case, an incremental margin based on the Company's credit rating. The Credit Facility also provides for a facility fee on the aggregate amount of commitments under the revolving facility (whether or not utilized). The facility fee is also based on the Company's credit rating level. The Credit Facility's covenants match those outlined above for the Senior Notes.

        Debt is reported at its carrying amount in the consolidated balance sheets. The fair value of the Company's outstanding indebtedness is approximately $202.5 million at December 31, 2015 compared to the carrying value of $190.0 million. Fair value is calculated based on Level 2 inputs.

8.     Income Taxes

        The provision for income taxes from continuing operations for the years ended December 31, 2015, 2014 and 2013 consists of the following:

	2015	2014	2013
	(in thousands)
Current taxes:
Federal	$142,576	161,863	131,000
State	12,800	14,206	12,197
Foreign	38	35	37

	155,414	176,104	143,234
Deferred taxes	(1,410)	728	(3,001)

Provision for income taxes	$154,004	176,832	140,233

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015, 2014 and 2013

        The following table reconciles the statutory federal income tax rate with our effective income tax rate from continuing operations for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefits	2.0	2.1	2.2
State tax incentives	(0.1)	(0.2)	(0.1)
Valuation allowance on losses capital in nature	0.9	(1.0)	(1.8)
Other items	0.7	0.2	0.4

Effective income tax rate	38.5%	36.1%	35.7%

        The tax effect of temporary differences that give rise to significant portions of deferred tax liabilities and deferred tax assets at December 31, 2015 and 2014 are as follows:

	2015	2014
	(in thousands)
Deferred tax liabilities:
Deferred sales commissions	$(2,337)	(4,285)
Property and equipment	(9,775)	(10,335)
Benefit plans	(14,058)	(11,452)
Identifiable intangible assets	(13,705)	(12,562)
Prepaid expenses	(2,231)	(2,150)

Total gross deferred liabilities	(42,106)	(40,784)

Deferred tax assets:
Accrued compensation	11,015	9,098
Additional pension and postretirement liability	32,183	28,389
Other accrued expenses	5,851	5,789
Unrealized losses on investment securities and partnerships	7,426	1,043
Capital loss carryforwards	5,919	6,849
Nonvested stock	20,608	20,300
Unused state tax credits	1,470	992
State net operating loss carryforwards	5,666	5,718
Other	3,463	3,572

Total gross deferred assets	93,601	81,750
Valuation allowance	(18,803)	(13,476)

Net deferred tax asset	$32,692	27,490

        In 2013, a capital loss was realized on the sale of Legend. By law, the portion of this capital loss in excess of capital gains was carried forward to offset potential capital gains recognized in future years. The deferred tax asset, net of federal tax effect, relating to this capital loss carryforward as of December 31, 2015 and 2014 is $5.9 million and $6.8 million, respectively. The capital loss carryforward, if not utilized, will expire in 2018. Other deferred tax assets that could generate potential future capital losses if realized include unrealized losses on investment securities and partnerships of $7.4 million and $1.1 million as of December 31, 2015 and 2014, respectively. Due to the character of the losses and the limited carryforward

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015, 2014 and 2013

period permitted by law upon realization, the Company may not realize the full tax benefit of the capital losses. Management believes it is not more likely than not that the Company will generate sufficient future capital gains to realize the full benefit of these capital losses and accordingly, a valuation allowance in the amount of $13.3 million and $7.9 million has been recorded at December 31, 2015 and 2014, respectively.

        Certain subsidiaries of the Company have net operating loss carryforwards in certain states in which these companies file on a separate company basis. The deferred tax asset, net of federal tax effect, relating to these carryforwards as of December 31, 2015 and 2014 is approximately $5.7 million. The carryforwards, if not utilized, will expire between 2016 and 2035. Management believes it is not more likely than not that these subsidiaries will generate sufficient future taxable income in these states to realize the benefit of the net operating loss carryforwards and, accordingly, a valuation allowance in the amount of $5.5 million and $5.6 million has been recorded at December 31, 2015 and 2014, respectively.

        During 2015, the valuation allowance increased $5.3 million. Unrealized losses on equity method investments and the trading securities portfolio increased the valuation allowance and income tax expense by $5.9 million. Depreciation in the fair value of the Company's available for sale securities portfolio increased the valuation allowance and accumulated other comprehensive loss by $1.8 million. These increases were partially offset by capital gain distributions from investments and realized capital gains on the sale of securities in the Company's investment portfolios, which decreased the valuation allowance and income tax expense by $2.4 million.

        The Company has state tax credit carryforwards of $1.5 million and $1.0 million as of December 31, 2015 and 2014, respectively. Of these state tax credit carryforwards, $1.3 million will expire between 2024 and 2031 if not utilized and $0.2 million will expire in 2026 if not utilized. The Company anticipates these credits will be fully utilized prior to their expiration date.

        As of January 1, 2015, the Company had unrecognized tax benefits, including penalties and interest, of $11.6 million ($8.3 million net of federal benefit) that, if recognized, would impact the Company's effective tax rate. As of December 31, 2015, the Company had unrecognized tax benefits, including penalties and interest, of $11.9 million ($8.7 million net of federal benefit) that, if recognized, would impact the Company's effective tax rate. The unrecognized tax benefits that are not expected to be settled within the next 12 months are included in other liabilities in the accompanying consolidated balance sheets; unrecognized tax benefits that are expected to be settled within the next 12 months are included in income taxes payable; and unrecognized tax benefits that reduce a net operating loss, similar tax loss, or tax credit carryforward are presented as a reduction to noncurrent deferred income taxes.

        The Company's accounting policy with respect to interest and penalties related to income tax uncertainties is to classify these amounts as income taxes. As of January 1, 2015, the total amount of accrued interest and penalties related to uncertain tax positions recognized in the consolidated balance sheet was $3.5 million ($2.9 million net of federal benefit). A settlement in 2015 allowed for the reduction of penalties and interest, net of federal benefit, related to tax uncertainties of $ 0.1 million in the consolidated statement of income for the period ended December 31, 2015. The total amount of accrued penalties and interest related to uncertain tax positions at December 31, 2015 of $3.4 million ($2.8 million net of federal benefit) is included in the total unrecognized tax benefits described above.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015, 2014 and 2013

        The following table summarizes the Company's reconciliation of unrecognized tax benefits, excluding penalties and interest, for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
	(in thousands)
Balance at January 1	$8,105	9,013	8,322
Increases during the year:
Gross increases—tax positions in prior period	1,401	433	644
Gross increases—current-period tax positions	700	656	1,355
Decreases during the year:
Gross decreases—tax positions in prior period	(308)	(192)	(71)
Decreases due to settlements with taxing authorities	(486)	(877)	(154)
Decreases due to lapse of statute of limitations	(964)	(928)	(1,083)

Balance at December 31	$8,448	8,105	9,013

        In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain. In addition, respective tax authorities periodically audit our income tax returns. These audits examine our significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions. During 2015, the Company settled three open tax years that were undergoing audit by a state jurisdiction in which the Company operates. During 2014, the Company settled six open tax years that were undergoing audit by state jurisdictions in which the Company operates. During 2013, the Company settled four open tax years that were undergoing audit by a state jurisdiction in which the Company operates. The 2012 through 2015 federal income tax returns are open tax years that remain subject to potential future audit. State income tax returns for all years after 2011 and, in certain states, income tax returns for 2011, are subject to potential future audit by tax authorities in the Company's major state tax jurisdictions.

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

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015, 2014 and 2013

        A reconciliation of the funded status of these plans and the assumptions related to the obligations at December 31, 2015, 2014 and 2013 are as follows:

	Pension Benefits			Other Postretirement Benefits
	2015	2014	2013	2015	2014	2013
	(in thousands)
Change in projected benefit obligation:
Net benefit obligation at beginning of year	$208,085	172,105	184,165	9,902	8,172	8,792
Service cost	12,080	10,084	11,011	910	719	788
Interest cost	8,420	8,395	7,711	397	397	361
Benefits paid	(10,184)	(8,733)	(19,283)	(505)	(527)	(283)
Actuarial (gain) loss	(7,618)	26,410	(11,499)	(2,632)	760	(1,807)
Plan amendments	—	(176)	—	—	—	—
Retiree contributions	—	—	—	349	381	321

Net benefit obligation at end of year	$210,783	208,085	172,105	8,421	9,902	8,172

        The accumulated benefit obligation for the Pension Plan was $177.1 million and $171.3 million at December 31, 2015 and 2014, respectively.

	Pension Benefits			Other Postretirement Benefits
	2015	2014	2013	2015	2014	2013
	(in thousands)
Change in plan assets:
Fair value of plan assets at beginning of year	$175,548	170,430	133,911	—	—	—
Actual return on plan assets	(11,479)	(6,149)	38,802	—	—	—
Employer contributions	20,000	20,000	17,000	156	146	(38)
Retiree contributions	—	—	—	349	381	321
Benefits paid	(10,184)	(8,733)	(19,283)	(505)	(527)	(283)

Fair value of plan assets at end of year	$173,885	175,548	170,430	—	—	—

Funded status at end of year	$(36,898)	(32,537)	(1,675)	(8,421)	(9,902)	(8,172)

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015, 2014 and 2013

	Pension Benefits			Other Postretirement Benefits
	2015	2014	2013	2015	2014	2013
	(in thousands, except percentage data)
Amounts recognized in the statement of financial position:
Current liabilities	$—	—	—	(316)	(279)	(260)
Noncurrent liabilities	(36,898)	(32,537)	(1,675)	(8,105)	(9,623)	(7,912)

Net amount recognized at end of year	$(36,898)	(32,537)	(1,675)	(8,421)	(9,902)	(8,172)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income:
Transition obligation	$(16)	(21)	(27)	—	—	—
Prior service credit (cost)	(720)	(1,179)	(1,822)	2	(17)	(72)
Accumulated gain (loss)	(88,882)	(75,681)	(30,602)	2,897	265	1,041

Accumulated other comprehensive income (loss)	(89,618)	(76,881)	(32,451)	2,899	248	969
Cumulative employer contributions in excess of (less than) net periodic benefit cost	52,720	44,344	30,776	(11,320)	(10,150)	(9,141)

Net amount recognized at end of year	$(36,898)	(32,537)	(1,675)	(8,421)	(9,902)	(8,172)

Weighted average assumptions used to determine benefit obligation at December 31:
Discount rate	4.60%	4.13%	4.97%	4.44%	4.07%	4.94%
Rate of compensation increase	5.12%	5.12%	5.12%	Not applicable

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

        Our Pension Plan asset allocation at December 31, 2015 and 2014 is as follows:

Plan assets by category	Percentage of Plan Assets at December 31, 2015	Percentage of Plan Assets at December 31, 2014
Cash	24%	23%
Equity securities:
Domestic	53%	51%
International	15%	17%
Fixed income securities	5%	1%
Private equity	—	1%
Gold bullion	3%	7%

Total	100%	100%

        The primary investment objective is to maximize growth of the Pension Plan assets to meet the projected obligations to the beneficiaries over a long period of time and to do so in a manner that is

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015, 2014 and 2013

consistent with the Company's earnings strength and risk tolerance. Asset allocation is the most important decision in managing the assets and is reviewed regularly. The asset allocation policy considers the Company's financial strength and long-term asset class risk/return expectations since the obligations are long-term in nature. As of December 31, 2015, our Pension Plan assets were invested in our Asset Strategy investment style and are managed by our in-house investment professionals.

        Asset Strategy invests in the domestic or foreign market that is believed to offer the greatest probability of return or, alternatively, that provides the highest degree of safety in uncertain times. This style may allocate its assets among stocks, bonds and short-term investments and since the allocation is dynamically managed and able to take advantage of opportunities as they are presented by the market, there is not a predetermined asset allocation. Dependent on the outlook for the U.S. and global economies, our investment managers make top-down allocations among stocks, bonds, cash, precious metals and currency markets around the globe. After determining allocations, we seek the best opportunities within each market. Derivative instruments play an important role in this style's investment process to manage risk and maximize stability of the assets in the portfolio. At December 31, 2015, the Pension Plan had a significant weighting of plan assets invested in equity securities, a concentration not typical of a classic pension plan.

        Risk management is primarily the responsibility of the investment portfolio manager, who incorporates it with day-to-day research and management. Although investment flexibility is essential to this style's investment process, the Pension Plan does not invest in a number of asset classes that are commonly referred to as alternative investments; namely venture capital, direct real estate properties, timber, or oil, gas or other mineral explorations or development programs or leases. The Pension Plan also has a number of specific guidelines that serve to manage investment risk by placing limits on net securities exposure and concentration of assets within specific companies or industries.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015, 2014 and 2013

        We determine the fair value of our Pension Plan assets using broad levels of inputs as defined by related accounting standards and categorized as Level 1, Level 2 or Level 3, as described in Note 3. The following tables summarize our Pension Plan assets as of December 31, 2015 and 2014. There were no transfers between levels for the years ended December 31, 2015 or 2014.

2015	Level 1	Level 2	Level 3	Total

	(in thousands)
Equity securities:
Domestic	$92,037	—	—	92,037
International	25,822	—	—	25,822
Equity derivatives	—	280	—	280
Fixed income securities:
Mortgage-backed securities	—	11	—	11
U.S. treasuries	—	8,113	—	8,113
Gold bullion	5,226	—	—	5,226

Total investment securities	123,085	8,404	—	131,489
Cash and other				42,396

Total				$173,885

2014	Level 1	Level 2	Level 3	Total

	(in thousands)
Equity securities:
Domestic	$90,061	—	—	90,061
International	29,351	—	—	29,351
Equity derivatives	—	116	—	116
Fixed income securities:
Mortgage-backed securities	—	14	—	14
Corporate bond	—	—	1,884	1,884
Private equity	—	—	1,518	1,518
Gold bullion	12,209	—	—	12,209

Total investment securities	131,621	130	3,402	135,153
Cash and other				40,395

Total				$175,548

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015, 2014 and 2013

        The following table summarizes the activity of plan assets categorized as Level 3 for the years ended December 31, 2015 and 2014:

	2015	2014
	(in thousands)
Level 3 plan assets at beginning of year	$3,402	4,019
Sales	(3,432)	—
Valuation change	30	(617)

Level 3 plan assets at end of year	$—	3,402

        The 7.75% expected long-term rate of return on Pension Plan assets reflects management's expectations of long-term average rates of return on funds invested to provide for benefits included in the projected benefit obligations. The expected return is based on the outlook for inflation, fixed income returns and equity returns, while also considering historical returns, asset allocation and investment strategy. The plan expects a relatively high return because of the types of investments the portfolio incorporates, the long-term success the portfolio managers have had with generating returns in excess of passive management in those types of investments, and the past history of returns. The ability to use a high concentration of equities, especially international equities, within the plan's investment policy presents portfolio managers the opportunity to earn higher returns than other investment strategies that are restricted to owning lower returning asset classes.

        The components of net periodic pension and other postretirement costs consisted of the following for the years ended December 31, 2015, 2014 and 2013:

	Pension Benefits			Other Postretirement Benefits
	2015	2014	2013	2015	2014	2013
	(in thousands)
Components of net periodic benefit cost:
Service cost	$12,080	10,084	11,011	910	719	788
Interest cost	8,420	8,395	7,711	397	397	361
Expected return on plan assets	(14,510)	(14,016)	(11,185)	—	—	—
Actuarial (gain) loss amortization	5,171	1,496	4,567	—	(17)	—
Prior service cost amortization	459	468	555	19	55	55
Transition obligation amortization	5	5	5	—	—	—

Net periodic benefit cost	$11,625	6,432	12,664	1,326	1,154	1,204

        The estimated net actuarial loss, prior service cost and net transition obligation for the Pension Plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2016 are $6.1 million, $374 thousand and $5 thousand, respectively. The estimated net actuarial gain and prior service cost for the postretirement medical plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2016 are $153 thousand and $4 thousand, respectively.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015, 2014 and 2013

        The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Pension Benefits			Other Postretirement Benefits
	2015	2014	2013	2015	2014	2013
Discount rate	4.13%	4.97%	4.22%	4.07%	4.94%	4.18%
Expected return on plan assets	7.75%	7.75%	7.75%	Not applicable
Rate of compensation increase	5.12%	5.12%	3.99%	Not applicable

        We expect the following benefit payments to be paid, which reflect future service as appropriate:

	Pension Benefits	Other Postretirement Benefits
	(in thousands)
2016	$7,654	316
2017	8,274	343
2018	9,557	397
2019	10,518	454
2020	13,115	487
2021 through 2025	78,851	3,253

	$127,969	5,250

        Our policy with respect to funding the Pension Plan is to fund at least the minimum required by the Employee Retirement Income Security Act of 1974, as amended, and not more than the maximum amount deductible for tax purposes. All contributions made to the Pension Plan for 2015, 2014 and 2013 were voluntary. A contribution of $20 million was made to the Pension Plan in January 2016 and no further contributions are planned for 2016.

        All Company contributions to other postretirement medical benefits are voluntary, as the postretirement medical plan is not funded and is not subject to any minimum regulatory funding requirements. The contributions for each year represent claims paid for medical expenses, and we anticipate making the 2016 expected contribution with cash generated from operations. Contributions by participants to the postretirement plan were $349 thousand, $381 thousand and $321 thousand for the years ended December 31, 2015, 2014 and 2013, respectively.

        For measurement purposes, the initial health care cost trend rate was 7.55% for 2015, 8.04% for 2014 and 8.52% for 2013. The health care cost trend rate reflects anticipated increases in health care costs. The initial assumed growth rate of 7.55% for 2015 is assumed to gradually decline over the next 12 years to a rate of 4.5%. The effect of a 1% annual increase in assumed cost trend rates would increase the December 31, 2015, accumulated postretirement benefit obligation by approximately $1.0 million, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2015, by approximately $205 thousand. The effect of a 1% annual decrease in assumed cost trend rates would decrease the December 31, 2015, accumulated postretirement benefit obligation by approximately $874 thousand, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2015, by approximately $173 thousand.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015, 2014 and 2013

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

        The SERP was adopted to supplement the annual pension paid to certain senior executive officers. Each calendar year, the Compensation Committee of the Board of Directors (the "Compensation Committee") credits participants' SERP accounts with (i) an amount equal to 4% of the executive's base salary, less the amount of the maximum employer matching contribution available under our 401(k) plan, and (ii) a non-formula award, if any, as determined by the Compensation Committee in its discretion. There were no discretionary awards made to participants during 2015, 2014 or 2013. Additionally, each calendar year, participants' accounts are credited (or charged) with an amount equal to the performance of certain hypothetical investment vehicles since the last preceding year. Upon a participant's separation, or at such other time based on a pre-existing election by a participant, benefits accumulated under the SERP are payable in installments or in a lump sum. As of December 31, 2015 and 2014, the aggregate liability to participants was $3.8 million.

        At December 31, 2015, the accrued pension and postretirement liability recorded in the consolidated balance sheet was comprised of accrued pension costs of $36.9 million, a liability for postretirement benefits in the amount of $8.1 million and an accrued liability for SERP benefits of $3.8 million. The current portion of postretirement liability of $0.3 million is included in other current liabilities on the consolidated balance sheet. At December 31, 2014, the accrued pension and postretirement liability recorded on the consolidated balance sheet was comprised of accrued pension costs of $32.5 million, a liability for postretirement benefits in the amount of $9.6 million and an accrued liability for SERP benefits of $3.8 million. The current portion of postretirement liability of $0.3 million is included in other current liabilities on the consolidated balance sheet.

10.   Employee Savings Plan

        We sponsor a defined contribution plan that qualifies under Section 401(k) of the IRC to provide retirement benefits to substantially all of our employees. As allowed under Section 401(k), the plan provides tax-deferred salary deductions for eligible employees. Our matching contributions to the plan for the years ended December 31, 2015, 2014 and 2013 were $6.6 million, $6.4 million and $5.1 million, respectively.

11.   Stockholders' Equity

Earnings per Share

        For the years ended December 31, 2015, 2014 and 2013, earnings per share were computed as follows:

	2015	2014	2013
	(in thousands, except per share amounts)
Net income	$245,536	313,331	252,998
Weighted average shares outstanding, basic and diluted	83,499	84,485	85,589
Earnings per share, basic and diluted	$2.94	3.71	2.96

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015, 2014 and 2013

Dividends

        We declared dividends on our common stock of $1.75 per share, $1.45 per share and $1.18 per share for the years ended December 31, 2015, 2014 and 2013, respectively. The Board of Directors approved an increase in the quarterly dividend on our common stock from $0.43 per share to $0.46 per share beginning with the dividend declared in the fourth quarter 2015 and paid on February 1, 2016, to stockholders of record on January 11, 2016. As of December 31, 2015 and 2014, other current liabilities included $38.1 million and $36.0 million, respectively, for dividends payable to stockholders.

Common Stock Repurchases

        The Board of Directors has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in our stock-based compensation programs. There were 1,955,509 shares, 2,252,152 shares and 1,492,535 shares repurchased in the open market or privately during the years ended December 31, 2015, 2014 and 2013, respectively, which includes 432,353 shares, 599,340 shares and 665,035 shares repurchased from employees who elected to tender shares to cover their minimum tax withholdings with respect to vesting of stock awards during the years ended December 31, 2015, 2014 and 2013, respectively.

Accumulated Other Comprehensive Loss

        The following table summarizes other comprehensive income (loss) activity for the years ended December 31, 2015 and 2014.

Year ended December 31, 2015	Unrealized (gains) losses on investment securities	Change in valuation allowance for unrealized gains (losses) on investment securities	Pension and postretirement benefits	Total accumulated other comprehensive income (loss)
	(in thousands)
Balance at December 31, 2014	$(727)	(1,471)	(48,245)	(50,443)
Other comprehensive loss before reclassification	(2,464)	(1,463)	(9,897)	(13,824)
Amount reclassified from accumulated other comprehensive income	(538)	(306)	3,606	2,762

Net current period other comprehensive loss	(3,002)	(1,769)	(6,291)	(11,062)

Balance at December 31, 2015	$(3,729)	$(3,240)	(54,536)	(61,505)

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015, 2014 and 2013

Year ended December 31, 2014	Unrealized (gains) losses on investment securities	Change in valuation allowance for unrealized gains (losses) on investment securities	Pension and postretirement benefits	Total accumulated other comprehensive income (loss)
	(in thousands)
Balance at December 31, 2013	$3,150	810	(19,819)	(15,859)
Other comprehensive loss before reclassification	(636)	(381)	(29,689)	(30,706)
Amount reclassified from accumulated other comprehensive income	(3,241)	(1,900)	1,263	(3,878)

Net current period other comprehensive loss	(3,877)	(2,281)	(28,426)	(34,584)

Balance at December 31, 2014	$(727)	$(1,471)	(48,245)	(50,443)

        Reclassifications from accumulated other comprehensive income and included in net income are summarized in the table that follows for the years ended December 31, 2015 and 2014.

	For the year ended December 31, 2015
	Pre-tax	Tax (expense) benefit	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Sponsored funds investment gains	$850	(312)	538	Investment and other income (loss)
Valuation allowance	—	306	306	Provision for income taxes
Amortization of pension and postretirement benefits	(5,654)	2,048	(3,606)	Underwriting and distribution expense and Compensation and related costs

Total	$(4,804)	2,042	(2,762)

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015, 2014 and 2013

	For the year ended December 31, 2014
	Pre-tax	Tax (expense) benefit	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Realized gain on sale of sponsored investment securities	$5,146	(1,905)	3,241	Investment and other income (loss)
Valuation allowance	—	1,900	1,900	Provision for income taxes
Amortization of pension and postretirement benefits	(2,007)	744	(1,263)	Underwriting and distribution expense and Compensation and related costs

Total	$3,139	739	3,878

12.   Share-Based Compensation

        During 2015 the Company had three stock-based compensation plans: the Company 1998 Stock Incentive Plan, as amended and restated (the "SI Plan"), the Company 1998 Executive Stock Award Plan, as amended and restated (the "ESA Plan") and the Company 1998 Non-Employee Director Stock Award Plan, as amended and restated (the "NED Plan") (collectively, the "Stock Plans"). There are no outstanding awards under the ESA Plan or the NED Plan and in February 2016, the Board of Directors terminated both plans.

        The SI Plan allows us to grant equity compensation awards, including, among other awards, non-qualified stock options and nonvested stock as part of our overall compensation program to attract and retain key personnel and encourage a greater personal financial investment in the Company, thereby promoting the long-term growth of the Company. A maximum of 30.0 million shares of common stock are authorized for issuance under the SI Plan. A maximum of 3.75 million and 1.2 million shares of common stock were authorized for issuance under the ESA Plan and NED Plan, respectively. In total, 3,684,157 shares of common stock were available for issuance as of December 31, 2015, under these plans, including 294,658 shares under the SI Plan. In addition, we may make incentive payments under the Company 2003 Executive Incentive Plan, as amended and restated (the "EIP") in the form of cash, stock options, nonvested stock or a combination thereof. Incentive awards paid under the EIP in the form of stock options or nonvested stock are issued out of shares reserved for issuance under the SI Plan. Generally, shares of common stock covered by terminated, surrendered or cancelled options, by forfeited nonvested stock, or by the forfeiture of other awards that do not result in issuance of shares of common stock are again available for awards under the plan from which they were terminated, surrendered, cancelled or forfeited.

        Under our SI Plan, the exercise price of a stock option is equal to the closing market price of Company common stock on the date of grant. The maximum term of non-qualified options granted under the SI Plan is 10 years and two days and the options generally vest in 33 1/3% increments on the second, third and fourth anniversaries of the grant date. We receive a current income tax benefit for stock option exercises.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015, 2014 and 2013

        Nonvested stock awards are valued on the date of grant, have no purchase price and generally vest over four years in 33 1/3% increments on the second, third and fourth anniversaries of the grant date. The Company also issues nonvested stock awards to our financial advisors who are independent contractors. These awards have the same terms as awards issued to employees; however, changes in the Company's share price result in variable compensation expense over the vesting period. Under the SI Plan, nonvested shares are forfeited upon the termination of employment with or service to the Company, as applicable, or service on the Board of Directors, dependent upon the circumstances of termination. Except for restrictions placed on the transferability of nonvested stock, holders of nonvested stock have full stockholders' rights during the term of restriction, including voting rights and the rights to receive cash dividends.

Stock Options

        There are no options outstanding as of December 31, 2015. The total intrinsic value (on date of exercise) of options exercised during the year ended December 31, 2013 was $139 thousand. The related income tax benefit recognized in 2013 was $51 thousand.

Nonvested Stock

        A summary of nonvested share activity and related fair value for the year ended December 31, 2015 follows:

	Nonvested Stock Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2014	3,442,202	$48.37
Granted	1,406,569	44.72
Vested	(1,188,908)	38.90
Forfeited	(254,656)	49.39

Nonvested at December 31, 2015	3,405,207	$50.09

        For the years ended December 31, 2015, 2014 and 2013, compensation expense related to nonvested stock totaled $47.5 million, $54.1 million and $53.2 million, respectively.

        The income tax benefit from the compensation expense related to nonvested stock was $17.6 million, $20.1 million and $19.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. These benefits will be recognized upon vesting and may increase or decrease depending on the fair value of the shares on the date of vesting. As of December 31, 2015, the remaining unamortized expense of $115.3 million is expected to be recognized over a weighted average period of 2.4 years.

        The total fair value of shares vested (at vest date) during the years ended December 31, 2015, 2014 and 2013, was $53.9 million, $104.8 million and $80.5 million, respectively. The Company permits employees the right to tender a portion of their vested shares to the Company to satisfy the minimum tax withholding obligations of the Company with respect to vesting of the shares.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015, 2014 and 2013

13.   Uniform Net Capital Rule Requirements

        Two of our subsidiaries, Waddell & Reed, Inc. ("W&R") and Ivy Funds Distributor, Inc. ("IFDI") are registered broker/dealers and members of the Financial Industry Regulatory Authority, Inc.. Broker/dealers are subject to the SEC's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15.0 to 1.0. The primary difference between net capital and stockholders' equity is the non-allowable assets that are excluded from net capital.

        A broker/dealer may elect not to be subject to the Aggregate Indebtedness Standard of paragraph (a)(1)(i) of Rule 15c3-1, in which case net capital must exceed the greater of $250 thousand or 2% of aggregate debit items computed in accordance with the Formula for Determination of Reserve Requirements for broker/dealers. W&R made this election and thus is not subject to the aggregate indebtedness ratio as of December 31, 2015 or 2014.

        Net capital and aggregated indebtedness information for our broker/dealer subsidiaries is presented in the following table as of December 31, 2015 and 2014:

	2015		2014
	(in thousands)
	W&R	IFDI	W&R	IFDI
Net capital	$21,719	17,310	10,965	19,455
Required capital	250	2,956	250	3,995

Excess of required capital	$21,469	14,354	10,715	15,460

Ratio of aggregate indebtedness to net capital	Not applicable	2.56 to 1.0	Not applicable	3.08 to 1.0

14.   Rental Expense and Lease Commitments

        We lease certain home office buildings, certain sales and other office space and equipment under long-term operating leases. Rent expense was $23.7 million, $22.6 million and $22.5 million, for the years ended December 31, 2015, 2014 and 2013, respectively. Future minimum rental commitments under non-cancelable operating leases are as follows:

Year	Commitments
(in thousands)
2016	$22,564
2017	18,042
2018	13,622
2019	8,971
2020	4,606
Thereafter	12,195

$80,000

        New leases are expected to be executed as existing leases expire. Thus, future minimum lease commitments are not expected to be materially different than those in 2015.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015, 2014 and 2013

15.   Related Party Transactions

        We earn investment management fee revenues from the Funds and IGI Funds for which we also act as an investment adviser, pursuant to an investment management agreement with each Fund. In addition, we have agreements with the Funds pursuant to Rule 12b-1 under the Investment Company Act of 1940, as amended, pursuant to which distribution and service fees are collected from the Funds for distribution of mutual fund shares, for costs such as advertising and commissions paid to broker/dealers, and for providing ongoing services to shareholders of the Funds and/or maintaining shareholder accounts. We also earn service fee revenues by providing various services to the Funds and their shareholders pursuant to a shareholder servicing agreement with each Fund (except the Ivy Funds VIP) and an accounting service agreement with each Fund. Certain of our officers and directors are also officers and/or trustees for the various Funds for which we act as an investment adviser. These agreements are approved or renewed on an annual basis by each Fund's board of trustees, including a majority of the disinterested members.

        Revenues for services provided or related to the Funds and IGI Funds for the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
	(in thousands)
Investment management fees	$654,727	709,179	602,120
Rule 12b-1 service and distribution fees	303,046	338,846	299,442
Shareholder service fees	143,071	150,979	137,093

Total revenues	$1,100,844	1,199,004	1,038,655

        Included in Funds and separate accounts receivable at December 31, 2015 and 2014 are receivables due from the Funds of $26.7 and $30.3 million respectively.

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

        The Company establishes reserves for litigation and similar matters when those matters present material loss contingencies that management determines to be both probable and reasonably estimable in accordance with ASC 450, "Contingencies Topic." These amounts are not reduced by amounts that may be recovered under insurance or claims against third parties, but undiscounted receivables from insurers or other third parties may be accrued separately. The Company regularly revises such accruals in light of new information. The Company discloses the nature of the contingency when management believes it is reasonably possible the outcome may be significant to the Company's consolidated financial statements and, where feasible, an estimate of the possible loss. For purposes of our litigation contingency disclosures, "significant" includes material matters as well as other items that management believes should be disclosed. Management's judgment is required related to contingent liabilities because the outcomes are difficult to predict.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015, 2014 and 2013

        In an action filed on February 18, 2016 in the United States District Court for the District of Kansas, Saket Kapor(sic), Peter Brockett and Hieu Phan v. Ivy Investment Management Company, et. al. (Case No. 2:16-cv-02106-JWL-TJJ), the Company's registered investment advisor subsidiaries, the trustees of two of the Company's affiliated mutual funds, and an officer of a Company subsidiary were sued in a putative derivative action by three mutual fund shareholders alleging breach of fiduciary duty and breach of contract claims relating to investments held in the affiliated mutual funds. On behalf of the mutual funds, Plaintiffs seek monetary damages and demand a jury trial. To date, no responsive pleading has been filed and no discovery has taken place.

        In the opinion of management, the ultimate resolution and outcome of this matter is uncertain. Given the preliminary nature of the proceedings and the Company's dispute over the merits of the claims, the Company is unable to estimate a range of reasonably possible loss, if any, that such matter may represent. While the ultimate resolution of this matter is uncertain, an adverse determination against the Company could have a material adverse impact on our business, financial condition and results of operations.

17.   Concentrations of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents held. The Company maintains cash and cash equivalents with various financial institutions. Cash deposits maintained at financial institutions may exceed the federally insured limit.

18.   Selected Quarterly Information (Unaudited)

	Quarter
	First	Second	Third	Fourth
	(in thousands)
2015
Total revenues	$385,458	393,990	376,109	361,074
Net income	$67,113	67,445	48,058	62,920
Net income per share, basic and diluted	$0.80	0.80	0.58	0.76

	Quarter
	First	Second	Third	Fourth
	(in thousands)
2014
Total revenues	$390,416	400,634	409,558	397,151
Net income	$74,864	82,988	74,586	80,893
Net income per share, basic and diluted	$0.88	0.98	0.89	0.97

WADDELL & REED FINANCIAL, INC.

Index to Exhibits

Exhibit No.	Exhibit Description

3.1	Restated Certificate of Incorporation of Waddell & Reed Financial, Inc. Filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q, File No. 333-43687, for the quarter ended June 30, 2006 and incorporated herein by reference.
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
10.21	First Amended and Restated Investment Management Agreement, dated December 4, 2015, by and between Ivy Global Investors Fund, Lemanik Asset Management S.A. and Ivy Investment Management Company.
10.22
Form of Change in Control Employment Agreement, dated December 14, 2001, by and between Henry J. Herrmann and Waddell & Reed Financial, Inc. Filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2001 and incorporated herein by reference.*
10.23
First Amendment to Change in Control Employment Agreement, dated December 17, 2008, by and between Henry J. Herrmann and Waddell & Reed Financial, Inc. Filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K, File No. 333-43687, for the year ended December 31, 2008 and incorporated herein by reference.*
10.24
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
10.27
Form of Restricted Stock Award Agreement for awards to Non-Employee Directors pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated. Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, File No. 333-43687, for the quarter ended September 30, 2007 and incorporated herein by reference.*
10.28	Form of Restricted Stock Award Agreement for awards to Non-Employee Directors pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated.*
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
10.38	Confidential Separation Agreement and Release of All Claims, dated July 22, 2015, by and between Michael D. Strohm and W&R Corporate LLC.*
10.39
Employment Retention Agreement, dated February 1, 2016, by and between Michael L. Avery and Waddell & Reed Financial, Inc. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 001-13913, on February 2, 2016 and incorporated herein by reference.*

Exhibit No.	Exhibit Description

10.40	Form of Employment Agreement by and between Waddell & Reed Investment Management Company and its portfolio managers.*
10.41	Offer of Settlement. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 333-43687, on July 24, 2006 and incorporated herein by reference.
10.42	Assurance of Discontinuance. Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, File No. 333-43687, on July 24, 2006 and incorporated herein by reference.
10.43	Stipulation for Consent Order. Filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, File No. 333-43687, on July 24, 2006 and incorporated herein by reference.
12	Statement re computation of ratios of earnings to fixed charges
21	Subsidiaries of Waddell & Reed Financial, Inc.
23	Consent of KPMG LLP
24	Powers of Attorney
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer
101
Materials from the Waddell & Reed Financial, Inc. Annual Report on Form 10-K for the year ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Consolidated Financial Statements, tagged in detail.

*
Indicates management contract or compensatory plan, contract or arrangement.