Form 10-Q
period 2016-03-31
WADDELL & REED FINANCIAL INC
filed 2016-04-29
CIK 1052100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Class	Outstanding as of April 15, 2016
Class A common stock, $.01 par value	81,489,802

WADDELL & REED FINANCIAL, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

Quarter Ended March 31, 2016

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	March 31,
	2016	December 31,
	(unaudited)	2015

Assets:
Cash and cash equivalents	$447,112	558,495
Cash and cash equivalents - restricted	39,341	66,880
Investment securities	372,777	291,743
Receivables:
Funds and separate accounts	28,509	34,399
Customers and other	190,176	220,660
Income taxes receivable	—	10,594
Prepaid expenses and other current assets	36,912	34,800
Total current assets	1,114,827	1,217,571

Property and equipment, net	106,776	105,434
Deferred sales commissions, net	17,888	24,262
Goodwill and identifiable intangible assets	158,318	158,118
Deferred income taxes	29,723	32,692
Other non-current assets	17,181	17,074
Total assets	$1,444,713	1,555,151

Liabilities:
Accounts payable	$20,717	32,858
Payable to investment companies for securities	74,958	113,648
Payable to third party brokers	39,506	49,848
Payable to customers	87,497	120,420
Accrued compensation	63,706	69,335
Other current liabilities	61,644	57,104
Income taxes payable	3,873	—
Total current liabilities	351,901	443,213

Long-term debt	189,475	189,432
Accrued pension and postretirement costs	30,982	48,810
Other non-current liabilities	25,634	27,241
Total liabilities	597,992	708,696

Commitments and contingencies

Redeemable noncontrolling interests	11,521	—

Stockholders’ equity:
Preferred stock-$1.00 par value: 5,000 shares authorized; none issued	—	—
Class A Common stock-$0.01 par value: 250,000 shares authorized; 99,701 shares issued; 81,758 shares outstanding (82,850 at December 31, 2015)	997	997
Additional paid-in capital	344,302	331,611
Retained earnings	1,140,964	1,141,608
Cost of 17,943 common shares in treasury
(16,851 at December 31, 2015)	(590,711)	(566,256)
Accumulated other comprehensive loss	(60,352)	(61,505)
Total stockholders’ equity	835,200	846,455

Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,444,713	1,555,151

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited, in thousands, except for per share data)

	For the three months
	ended March 31,
	2016	2015

Revenues:
Investment management fees	$144,778	182,105
Underwriting and distribution fees	146,658	166,978
Shareholder service fees	32,380	36,375
Total	323,816	385,458

Operating expenses:
Underwriting and distribution	173,836	195,420
Compensation and related costs (including share-based compensation of $13,522 and $12,473, respectively)	52,940	53,495
General and administrative	19,152	25,678
Subadvisory fees	2,093	2,387
Depreciation	4,362	4,034
Total	252,383	281,014

Operating income	71,433	104,444
Investment and other income (loss)	(10,218)	3,972
Interest expense	(2,768)	(2,766)

Income before provision for income taxes	58,447	105,650
Provision for income taxes	20,978	38,537
Net income	37,469	67,113
Net income attributable to redeemable noncontrolling interests	501	—
Net income attributable to Waddell & Reed Financial, Inc.	$36,968	67,113

Net income per share attributable to Waddell and Reed Financial, Inc. common shareholders, basic and diluted:	$0.45	0.80

Weighted average shares outstanding, basic and diluted:	82,104	83,581

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	For the three months
	ended March 31,
	2016	2015

Net income	$37,469	67,113

Other comprehensive income:

Unrealized appreciation of available for sale investment securities during the period, net of income tax expense of $0 and $13, respectively	76	1,810

Pension and postretirement benefits, net of income tax expense of $619 and $555, respectively	1,077	943

Comprehensive income	38,622	69,866
Comprehensive income attributable to redeemable noncontrolling interests	501	—
Comprehensive income attributable to Waddell & Reed Financial, Inc.	$38,121	69,866

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity and redeemable noncontrolling interests

For the Three Months Ended March 31, 2016

(Unaudited, in thousands)

						Accumulated		Redeemable
			Additional			Other	Total	Non
	Common Stock		Paid-in	Retained	Treasury	Comprehensive	Stockholders’	Controlling
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity	Interests

Balance at December 31, 2015	99,701	$997	331,611	1,141,608	(566,256)	(61,505)	846,455	—
Adoption of consolidation guidance on January 1, 2016 - redeemable noncontrolling interests in sponsored funds	—	—	—	—	—	—	—	14,330
Net income	—	—	—	36,968	—	—	36,968	501
Net redemption of redeemable noncontrolling interests in sponsored funds	—	—	—	—	—	—	—	(3,310)
Recognition of equity compensation	—	—	13,522	—	—	—	13,522	—
Net issuance/forfeiture of nonvested shares	—	—	(1,143)	—	1,143	—	—	—
Dividends accrued, $0.46 per share	—	—	—	(37,612)	—	—	(37,612)	—
Excess tax benefits from share-based payment arrangements	—	—	312	—	—	—	312	—
Repurchase of common stock	—	—	—	—	(25,598)	—	(25,598)	—
Other comprehensive income	—	—	—	—	—	1,153	1,153	—
Balance at March 31, 2016	99,701	$997	344,302	1,140,964	(590,711)	(60,352)	835,200	11,521

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the three months
	ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$37,469	67,113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,367	4,035
Amortization of deferred sales commissions	7,635	13,084
Share-based compensation	13,522	12,473
Excess tax benefits from share-based payment arrangements	(312)	(747)
Investments gain, net	(5,144)	(3,275)
Net purchases and sales or maturities of trading securities	(25,000)	54
Deferred income taxes	2,350	230
Net change in trading securities held by consolidated sponsored funds	(43,991)	—
Other	118	18
Changes in assets and liabilities:
Cash and cash equivalents - restricted	27,539	(3,504)
Customer and other receivables	30,484	69,464
Payable to investment companies for securities and payable to customers	(71,613)	(64,793)
Receivables from funds and separate accounts	5,890	5,539
Other assets	(3,304)	(3,845)
Deferred sales commissions	(1,261)	(3,374)
Accounts payable and payable to third party brokers	(22,483)	(11,319)
Other liabilities	(3,547)	9,118
Net cash provided by (used in) operating activities	$(47,281)	90,271

Cash flows from investing activities:
Purchases of available for sale and equity method securities	(100)	(25,890)
Proceeds from sales and maturities of available for sale and equity method securities	100	28,835
Additions to property and equipment	(5,741)	(9,159)
Net cash of sponsored funds on consolidation	6,887	—
Other	(198)	—
	$948	(6,214)
Net cash used in investing activities

Cash flows from financing activities:
Dividends paid	(38,115)	(35,979)
Repurchase of common stock	(25,598)	(4,599)
Net subscriptions from (redemptions and distributions to) redeemable noncontrolling interests in sponsored funds	(1,692)	—
Excess tax benefits from share-based payment arrangements	312	747
Other	43	—

Net cash used in financing activities	$(65,050)	(39,831)
Net increase (decrease) in cash and cash equivalents	(111,383)	44,226
Cash and cash equivalents at beginning of period	558,495	566,621
Cash and cash equivalents at end of period	$447,112	610,847

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

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to enable a reasonable understanding of the information presented.  The information in this Quarterly Report on Form 10-Q should be read in conjunction with Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”).  Certain amounts in the prior years’ financial statements have been reclassified for consistent presentation.

The accompanying unaudited consolidated financial statements are prepared consistent with the accounting policies described in Note 1 to the consolidated financial statements included in our 2015 Form 10-K except as noted below.  In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only a normal and recurring nature) necessary to present fairly our financial position at March 31, 2016, the results of operations and cash flows for the three months ended March 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States.

Investments Securities and Investments in Sponsored Funds

Sponsored funds, which include the Funds, the IGI Funds and privately offered funds structured in the form of limited liability companies, are investments we have made for general corporate investment purposes and to provide seed capital for new investment products. The Company’s initial investment in a new investment product typically represents 100% ownership in that product.  Sponsored funds are initially consolidated and are accounted for as trading securities.  The Company has classified its investments in certain sponsored funds as either equity method investments (when the Company owns between 20% and 50% of the fund) or as available for sale investments (when the Company owns less than 20% of the fund) as described in Note 4.  Investments held by our broker-dealer entities or certain investments that are anticipated to be purchased and sold on a more frequent basis are classified as trading.

2.              Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and short-term investments.  We consider all highly liquid investments with maturities upon acquisition of 90 days or less to be cash equivalents.  Cash and cash equivalents — restricted represents cash held for the benefit of customers segregated in compliance with federal and other regulations.

3.              New Accounting Guidance

Accounting Guidance Adopted During First Quarter of 2016

During the first quarter of 2016, the Company adopted Accounting Standards Update (“ASU”) 2015-02, “Amendments to the Consolidation Analysis,” which affects all companies required to evaluate consolidation of another entity. The Company determined that this ASU did not have a material impact on its previous consolidation analysis for its seeded investments in the Advisors and Ivy Funds, an open-end mutual fund organized in Canada, and limited liability companies.  This ASU did impact the consolidation analysis for its seeded investments in the IGI Funds.  Prior to ASU 2015-02, the amount of ownership interest held by the Company was determined at the SICAV legal entity level.  Under ASU 2015-02, the ownership percentage and consolidation analysis of the IGI Funds is evaluated at each individual sub-fund.  To the extent material, the Company is required to consolidate any of its seeded investments if ownership, directly or indirectly, represents more than 50%.

During the first quarter of 2016, the Company adopted ASU 2015-03, “Simplifying  the Presentation of Debt Issuance Costs.”  This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  Prior to the implementation of this ASU, the Company classified its debt issuance costs related to a recognized debt liability as either current or non-current assets.  Previously, the Company reported $0.2 million of debt issuance costs as current assets and $0.4 million of debt issuance costs as non-current assets on the balance sheet for the period ended December 31, 2015.  After implementation of ASU 2015-03, the debt issuance costs have been netted with long-term debt, so that long-term debt is presented as $189.4 million on the balance sheet as of December 31, 2015, to be consistent with the presentation of the March 31, 2016 balance.

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

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.”  ASU 2016-01 provides updated guidance on the recognition, measurement, presentation and disclosure of certain financial assets and financial liabilities.  This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company is evaluating the estimated impact the adoption of this ASU will have on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  This ASU will be presented using a modified retrospective approach, which includes a number of optional practical expedients that entities may elect to apply.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early application permitted.  The Company is evaluating the estimated impact the adoption of this ASU will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-07, “Simplifying the Transition to the Equity Method of Accounting.”  The amendments in this ASU eliminate the requirement that when an investment qualifies for the use of equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively as if the equity method had been in effect during all previous periods that the investment had been held.  ASU 2016-07 also requires that an entity that has an available for sale equity security that becomes qualified for the equity method recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method.  ASU 2016-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  The Company is evaluating the estimated impact the adoption of this ASU will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.”  This ASU recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, with classifying excess tax benefits along with other income tax cash flows as an operating activity; allows an entity to either estimate the number of awards that are expected to vest or account for forfeitures when they occur; and permits withholding up to the maximum statutory tax rates in the applicable jurisdictions.  ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted.  The Company is evaluating the estimated impact the adoption of this ASU will have on our consolidated financial statements and related disclosures.

4.              Investment Securities

Investment securities at March 31, 2016 and December 31, 2015 are as follows:

March 31, 2016
(in thousands)
Available for sale securities:
Sponsored funds	$72,572
Sponsored privately offered funds	826
Total available for sale securities	73,398
Trading securities:
Mortgage-backed securities	19
Corporate bond	4
Common stock	99
Consolidated sponsored funds	110,339
Sponsored funds	29,429
Total trading securities	139,890
Equity method securities:
Sponsored funds	156,420
Sponsored privately offered funds	3,069
Total equity method securities	159,489
Total securities	$372,777

The following is a summary of the gross unrealized gains (losses) related to securities classified as available for sale at March 31, 2016:

	Amortized	Unrealized	Unrealized
	cost	gains	losses	Fair value
	(in thousands)
Available for sale securities:
Sponsored funds	$78,745	1,054	(7,227)	72,572
Sponsored privately offered funds	500	326	—	826
	$79,245	1,380	(7,227)	73,398

December 31, 2015
(in thousands)
Available for sale securities:
Sponsored funds	$40,552
Sponsored privately offered funds	825
Total available for sale securities	41,377
Trading securities:
Mortgage-backed securities	20
Corporate bond	5
Common stock	87
Sponsored funds	29,701
Total trading securities	29,813
Equity method securities:
Sponsored funds	217,380
Sponsored privately offered funds	3,173
Total equity method securities	220,553
Total securities	$291,743

The following is a summary of the gross unrealized gains (losses) related to securities classified as available for sale at December 31, 2015:

	Amortized	Unrealized	Unrealized
	cost	gains	losses	Fair value
	(in thousands)
Available for sale securities:
Sponsored funds	$46,800	434	(6,682)	40,552
Sponsored privately offered funds	500	325	—	825
	$47,300	759	(6,682)	41,377

A summary of available for sale sponsored funds with fair values below carrying values at March 31, 2016 and December 31, 2015 is as follows:

	Less than 12 months		12 months or longer		Total
		Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2016	Fair value	losses	value	losses	value	losses
(in thousands)
Sponsored funds	$10,193	(354)	33,013	(6,873)	43,206	(7,227)

	Less than 12 months		12 months or longer		Total
December 31, 2015	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(in thousands)
Sponsored funds	$3,476	(166)	33,619	(6,516)	37,095	(6,682)

Based upon our assessment of these sponsored funds, the time frame the investments have been in a loss position and our intent to hold sponsored funds until they have recovered, we determined that a write-down was not necessary at March 31, 2016.

The corporate bond accounted for as trading matures in 2018.  Mortgage-backed securities accounted for as trading and held as of March 31, 2016 mature in 2022.

Sponsored funds

The Company has classified its investments in the Advisor Funds, Ivy Funds and IGI Funds as either trading, equity method investments (when the Company owns between 20% and 50% of the fund) or as available for sale investments (when the Company owns less than 20% of the fund).  These entities do not meet the criteria of a variable interest entity and are considered to be voting interest entities.

Sponsored privately offered funds

The Company holds interests in privately offered funds structured in the form of limited liability companies.  The members of these entities have the substantive ability to remove the Company as managing member or dissolve the entity upon a simple majority vote.  These entities do not meet the criteria of a variable interest entity and are considered to be voting interest entities.

Consolidated sponsored funds

The following table details the balances related to consolidated sponsored funds at March 31, 2016, as well as the Company’s net interest in these funds:

March 31, 2016
(in thousands)

Cash	$7,275
Investments	110,339
Other assets	3,539
Other liabilities	(1,270)
Redeemable noncontrolling interests	(11,521)
Net interest in consolidated sponsored funds	$108,362

During the three months ended March 31, 2016, we consolidated Advisor Funds, Ivy Funds and IGI Funds in which we provided initial seed capital at the time of its formation. When we no longer have a controlling financial interest in a sponsored fund, it is deconsolidated from our financial statements.  We deconsolidated $44.2 million of these investments from our consolidated balance sheet during the first quarter of 2016.  There was no impact to the consolidated statement of income as a result of this deconsolidation.

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

Assets classified as Level 2 can have a variety of observable inputs.  These observable inputs are collected and utilized, primarily by an independent pricing service, in different evaluated pricing approaches depending upon the specific asset to determine a value.  The fair value of municipal bonds is measured based on pricing models that take into account, among other factors, information received from market makers and broker-dealers, current trades, bid-wants lists, offerings, market movements, the callability of the bond, state of issuance and benchmark yield curves.  The fair value of corporate bonds is measured using various techniques, which consider recently executed trades in securities of the issuer or comparable issuers, market price quotations (where observable), bond spreads and fundamental data relating to the issuer.

Securities’ values classified as Level 3 are primarily determined through the use of a single quote (or multiple quotes) from dealers in the securities using proprietary valuation models.  These quotes involve significant unobservable inputs, and thus, the related securities are classified as Level 3 securities.

The following tables summarize our investment securities as of March 31, 2016 and December 31, 2015 that are recognized in our consolidated balance sheets using fair value measurements based on the differing levels of inputs.

March 31, 2016	Level 1	Level 2	Level 3	Total
	(in thousands)
Available for sale securities:
Sponsored funds	$72,572	—	—	72,572
Sponsored privately offered funds measured at net asset value (2)	—	—	—	826
Trading securities:
Mortgage-backed securities	—	19	—	19
Corporate bonds	—	4	—	4
Common stock	99	—	—	99
Consolidated sponsored funds (2)	—	—	—	110,339
Sponsored funds	29,429	—	—	29,429
Equity method securities: (1)
Sponsored funds	156,420	—	—	156,420
Sponsored privately offered funds measured at net asset value (2)	—	—	—	3,069
Total	$258,520	23	—	372,777

December 31, 2015	Level 1	Level 2	Level 3	Total
	(in thousands)
Available for sale securities:
Sponsored funds	$40,552	—	—	40,552
Sponsored privately offered funds measured at net asset value (2)	—	—	—	825
Trading securities:
Mortgage-backed securities	—	20	—	20
Corporate bonds	—	5	—	5
Common stock	87	—	—	87
Sponsored funds	29,701	—	—	29,701
Equity method securities: (1)
Sponsored funds	217,380	—	—	217,380
Sponsored privately offered funds measured at net asset value (2)	—	—	—	3,173
Total	$287,720	25	—	291,743

(1)Substantially all of the Company’s equity method investments are investment companies that record their underlying investments at fair value.  Fair value is measured using the Company’s share of the investee’s underlying net income or loss, which is predominantly representative of fair value adjustments in the investments held by the investee.

(2)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.  The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

5.              Derivative Financial Instruments

In January 2016, the Company implemented an economic hedge program that uses total return swap contracts to hedge market risk with its investments in certain sponsored funds.  As of March 31, 2016, we had 84% of our investments in sponsored funds, excluding our available for sale portfolio, hedged with total return swap contracts.  Certain of the consolidated sponsored funds may utilize derivative financial instruments within their portfolios in pursuit of their stated investment objectives.  We do not hedge for speculative purposes.

As of March 31, 2016, excluding derivative financial instruments held in certain consolidated sponsored funds, the Company was party to two total return swap contracts with a combined notional value of $225.6 million. These derivative instruments are not designated as a hedge for accounting purposes.  Changes in fair value of the total return swap contracts are recognized in investment and other income (loss), net on the Company’s consolidated statement of income.

The Company posted $11.2 million in cash collateral with the counterparties of the total return swap contracts as of March 31, 2016.  The cash collateral is included in customers and other receivables on the Company’s consolidated balance sheet.  The company does not record its fair value in derivative transactions against the posted collateral.

The following table presents the fair value of the derivative financial instruments, excluding derivative financial instruments held in certain consolidated sponsored funds as of March 31, 2016:

	March 31, 2016
	Balance sheet location	Fair value
		(in thousands)
Total return swap contracts	Other current liabilities	$3,874

The following is a summary of net gains (losses) recognized in income for the three months ended March 31, 2016:

	Income statement location	Three months ended March 31, 2016
		(in thousands)
Total return swap contracts	Investment and other income (loss)	$(15,222)

6.              Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of purchase price over the tangible assets and identifiable intangible assets of an acquired business.  Our goodwill is not deductible for tax purposes.  Goodwill and identifiable intangible assets (all considered indefinite lived) at March 31, 2016 and December 31, 2015 are as follows:

	March 31,	December 31,
	2016	2015
	(in thousands)

Goodwill	$106,970	106,970

Mutual fund management advisory contracts	42,748	42,748
Mutual fund management subadvisory contracts	8,400	8,400
Other	200	—
Total identifiable intangible assets	51,348	51,148

Total	$158,318	158,118

7.              Indebtedness

Debt is reported at its carrying amount in the consolidated balance sheet.  The fair value of the Company’s outstanding indebtedness is approximately $203.3 million at March 31, 2016 compared to the carrying value net of debt issuance costs of $189.5 million.  Fair value is calculated based on Level 2 inputs.

8.              Income Tax Uncertainties

As of January 1, 2016 and March 31, 2016, the Company had unrecognized tax benefits, including penalties and interest, of $11.9 million ($8.7 million net of federal benefit) and $12.1 million ($8.9 million net of federal benefit), respectively, that if recognized, would impact the Company’s effective tax rate.  In the accompanying consolidated balance sheet, unrecognized tax benefits that are not expected to be settled within the next 12 months are included in other liabilities; unrecognized tax benefits that are expected to be settled within the next 12 months are included in income taxes payable; unrecognized tax benefits that reduce a net operating loss, similar tax loss, or tax credit carryforward are presented as a reduction to noncurrent deferred income taxes.

The Company’s accounting policy with respect to interest and penalties related to income tax uncertainties is to classify these amounts as income taxes.  As of January 1, 2016, the total amount of accrued interest and penalties related to uncertain tax positions recognized in the consolidated balance sheet was $3.4 million ($2.8 million net of federal benefit).  The total amount of penalties and interest, net of federal benefit, related to income tax uncertainties recognized in the statement of income for the three month period ended March 31, 2016 was $0.1 million.  The total amount of accrued penalties and interest related to uncertain tax positions at March 31, 2016 of $3.6 million ($2.9 million net of federal benefit) is included in the total unrecognized tax benefits described above.

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

The components of net periodic pension and other postretirement costs related to these plans were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three months ended March 31,		Three months ended March 31,
	2016	2015	2016	2015
	(in thousands)
Components of net periodic benefit cost:
Service cost	$2,993	3,047	185	228
Interest cost	2,439	2,154	92	99
Expected return on plan assets	(3,536)	(3,691)	—	—
Actuarial (gain) loss amortization	1,638	1,377	(39)	—
Prior service cost amortization	94	115	1	5
Transition obligation amortization	1	1	—	—

Total(1)	$3,629	3,003	239	332

(1)         Approximately 60% of net periodic pension and other postretirement benefit costs are included in compensation and related costs on the consolidated statements of income, while the remainder is included in underwriting and distribution expense.

During the first quarter of 2016, we contributed $20.0 million to the Pension Plan.

10.       Stockholders’ Equity

Earnings per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended
	March 31,
	2016	2015
	(in thousands, except per share amounts)

Net income attributable to Waddell & Reed Financial, Inc.	$36,968	67,113

Weighted average shares outstanding, basic and diluted	82,104	83,581

Earnings per share, basic and diluted	$0.45	0.80

Dividends

On February 11, 2016, the Board of Directors approved a dividend on our common stock in the amount of $0.46 per share to stockholders of record on April 18, 2016 to be paid on May 2, 2016.  The total dividend to be paid is approximately $38.5 million and is included in other current liabilities as of March 31, 2016.

Common Stock Repurchases

The Board of Directors has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in our stock-based compensation programs.

There were 1,125,671 shares and 106,058 shares repurchased in the open market or privately during the three months ended March 31, 2016 and 2015, respectively, which includes 3,671 shares and 5,558 shares, respectively, repurchased from employees who tendered shares to cover their minimum income tax withholdings with respect to vesting of stock awards during these same reporting periods.

In April 2016, the Company repurchased 258,675 shares from employees who tendered shares to cover their minimum income tax withholdings with respect to vesting of stock awards during April 2016.

Accumulated Other Comprehensive Income (Loss)

The following tables summarize other comprehensive income (loss) activity for the three months ended March 31, 2016 and March 31, 2015.

Three months ended March 31, 2016	Unrealized (gains) losses on investment securities	Change in valuation allowance for unrealized gains (losses) on investment securities	Pension and postretirement benefits	Total accumulated other comprehensive income (loss)
	(in thousands)
Balance at December 31, 2015	$(3,729)	(3,240)	(54,536)	(61,505)
Other comprehensive loss before reclassification	(4)	(1)	—	(5)
Amount reclassified from accumulated other comprehensive income	51	30	1,077	1,158
Net current period other comprehensive income	47	29	1,077	1,153
Balance at March 31, 2016	$(3,682)	(3,211)	(53,459)	(60,352)

Three months ended March 31, 2015	Unrealized (gains) losses on investment securities	Change in valuation allowance for unrealized gains (losses) on investment securities	Pension and postretirement benefits	Total accumulated other comprehensive income (loss)
	(in thousands)
Balance at December 31, 2014	$(727)	(1,471)	(48,245)	(50,443)

Other comprehensive loss before reclassification	(327)	(189)	—	(516)
Amount reclassified from accumulated other comprehensive income	1,475	851	943	3,269
Net current period other comprehensive income	1,148	662	943	2,753

Balance at March 31, 2015	$421	(809)	(47,302)	(47,690)

Reclassifications from accumulated other comprehensive income (loss) and included in net income are summarized in the tables that follow.

	For the three months ended March 31, 2016
	Pre-tax	Tax (expense) benefit	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Sponsored funds investment losses	$(81)	30	(51)	Investment and other income (loss)
Valuation allowance	—	(30)	(30)	Provision for income taxes
Amortization of pension and postretirement benefits	$(1,696)	619	(1,077)	Underwriting and distribution expense and Compensation and related costs
Total	$(1,777)	619	(1,158)

	For the three months ended March 31, 2015
	Pre-tax	Tax (expense) benefit	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Sponsored funds investment losses	$(2,345)	870	(1,475)	Investment and other income (loss)
Valuation allowance	—	(851)	(851)	Provision for income taxes
Amortization of pension and postretirement benefits	(1,498)	555	(943)	Underwriting and distribution expense and Compensation and related costs
Total	$(3,843)	574	(3,269)

11.       Redeemable noncontrolling Interests

Redeemable noncontrolling interests in net income for the three months ended March 31, 2016 was $0.5 million.

Noncontrolling interests in consolidated sponsored funds may fluctuate from period to period and are impacted by changes in the Company’s percentage of ownership in sponsored funds, changes in third party investment in sponsored funds and market volatility in the sponsored funds’ underlying investments.

The following table details a rollforward of redeemable noncontrolling interests in consolidated sponsored funds for the three months ended March 31, 2016:

Three months ended March 31, 2016
(in thousands)

Redeemable noncontrolling interests in sponsored funds upon adoption of new consolidation accounting guidance on January 1, 2016	$14,330
Redeemable noncontrolling interests in sponsored funds consolidated during the period	18,249
Redeemable noncontrolling interests ownership change during the period	22,675
Redeemable noncontrolling interests deconsolidation	(44,234)
Net income attributable to redeemable noncontrolling interests	501
Ending balance of redeemable noncontrolling interest in consolidated sponsored funds	$11,521

12.       Share-Based Compensation

In the first quarter of 2016, we granted 39,065 shares of restricted stock with an average fair value of $27.47 per share under the Company’s 1998 Stock Incentive Plan, as amended and restated (the “SI Plan”). The value of those shares at the grant date, aggregating to $1.1 million, will generally be amortized to expense over a four-year vesting period.

At our 2016 annual meeting of stockholders held on April 13, 2016, our stockholders approved amendments to the SI Plan to, among other things, increase the number of shares available for awards by 5,600,000 shares and modify the share counting provisions to allow for the recycling of shares withheld or surrendered for taxes with respect to full value awards.

On April 18, 2016, we granted 2,209,135 shares of restricted stock with a fair value of $22.27 per share under the SI Plan.  The value of those shares at the grant date, aggregating to $49.2 million, will generally be amortized to expense over a four-year vesting period.

13.       Contingencies

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

The Company establishes reserves for litigation and similar matters when those matters present material loss contingencies that management determines to be both probable and reasonably estimable in accordance with ASC 450, “Contingencies.”    These amounts are not reduced by amounts that may be recovered under insurance or claims against third parties, but undiscounted receivables from insurers or other third parties may be accrued separately. The Company regularly revises such accruals in light of new information.  The Company discloses the nature of the contingency when management believes it is reasonably possible the outcome may be significant to the Company’s consolidated financial statements and, where feasible, an estimate of the possible loss.  For purposes of our litigation contingency disclosures, “significant” includes material matters as well as other items that management believes should be disclosed.  Management’s judgment is required related to contingent liabilities because the outcomes are difficult to predict.

In an action filed on February 18, 2016 in the United States District Court for the District of Kansas, Saket Kapor (sic), Peter Brockett and Hieu Phan v. Ivy Investment Management Company, et. al. (Case No. 2:16-cv-02106-JWL-TJJ), the Company’s registered investment advisor subsidiaries, the trustees of two of the Company’s affiliated mutual funds, and an officer of a Company subsidiary were sued in a putative derivative action by three mutual fund shareholders alleging breach of fiduciary duty and breach of contract claims relating to investments held in the affiliated mutual funds.  On behalf of the mutual funds, Plaintiffs seek monetary damages and demand a jury trial.  On April 18, 2016, Plaintiff’s dismissed the complaint in the United States District Court for the District of Kansas and filed a similar complaint against the same Plaintiff’s, regarding the same substantive allegations and causes of action, in the District Court of Johnson County, Kansas (Case No. I6CV02338 Div. 4).  To date, no responsive pleading has been filed and no discovery has taken place.

In the opinion of management, the ultimate resolution and outcome of this matter is uncertain. Given the preliminary nature of the proceedings and the Company’s dispute over the merits of the claims, the Company is unable to estimate a range of reasonably possible loss, if any, that such matter may represent. While the ultimate resolution of this matter is uncertain, an adverse determination against the Company could have a material adverse impact on our business, financial condition and results of operations.

14.       Subsequent Events

As a part of the Company’s previously announced cost cutting efforts, on April 4, 2016, the period concluded for employees to elect to voluntarily terminate their employment with the Company pursuant to a voluntary separation offering (the “VSO”).  In addition, on April 22, 2016, the Company began to notify affected employees regarding an involuntary separation program (the “ISP”) to further reduce its workforce.  Affected employees, who represent approximately 10% of the Company’s workforce, will receive a lump sum payment, accelerated vesting of restricted stock and outplacement services.  In connection with the VSO and ISP, the Company expects to record a pre-tax restructuring charge in a range of approximately $16 - $17 million in the second quarter of 2016 related to employee-termination benefits. The Company expects the VSO and ISP to be substantially completed during the second quarter of 2016. These amounts are estimates, and the actual amounts may vary based on a number of factors, including timing and valuation of certain benefit-related payments.

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the current views and assumptions of management with respect to future events regarding our business and industry in general.  These forward-looking statements include all statements, other than statements of historical fact, regarding our financial position, business strategy and other plans and objectives for future operations, including statements with respect to revenues and earnings, the amount and composition of assets under management, distribution sources, expense levels, redemption rates and the financial markets and other conditions.  These statements are generally identified by the use of such words as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “forecast,” “estimate,” “expect,” “intend,” “plan,” “project,” “outlook,” “will,” “potential” and similar statements of a future or forward-looking nature.  Readers are cautioned that any forward-looking information provided by us or on our behalf is not a guarantee of future performance.  Actual results may differ materially from those contained in these forward-looking statements as a result of various factors, including but not limited to those discussed below.  If one or more events related to these or other risks, contingencies or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from those forecasted or expected.  Certain important factors that could cause actual results to differ materially from our expectations are disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2015, which include, without limitation:

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

•                                          Our inability to reduce expenses rapidly enough to align with declines in our revenues, the level of our assets under management or our business environment;

•                                          Non-compliance with applicable laws or regulations and changes in current legal, regulatory, accounting, tax or compliance requirements or governmental policies;

•                                          Our inability to attract and retain senior executive management and other key personnel to conduct our broker-dealer, fund management and investment management advisory business;

•                                          A failure in, or breach of, our operational or security systems or our technology infrastructure, or those of third parties on which we rely; and

•                                          Our inability to implement new information technology and systems, or our inability to complete such implementation in a timely or cost effective manner.

The foregoing factors should not be construed as exhaustive and should be read together with other cautionary statements included in this and other reports and filings we make with the Securities and Exchange Commission (the “SEC”), including the information in Item 1 “Business” and Item 1A “Risk Factors” of Part I and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II to our Annual Report on Form 10-K for the year ended December 31, 2015 and as updated in our quarterly reports on Form 10-Q for the year ending December 31, 2016.  All forward-looking statements speak only as of the date on which they are made and we undertake no duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law.

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

One of our distinctive qualities is that we distribute our investment products through a balanced distribution network. Our retail products are distributed through our Retail Unaffiliated Distribution channel, which includes third parties such as other broker-dealers, registered investment advisors and various retirement platforms, or through our Retail Broker-Dealer channel sales force of independent financial advisors.  Through our Institutional channel, we distribute a variety of investment styles for a variety of types of institutions.

Company Developments

•                  In January 2016, we launched the Ivy Targeted Return Bond fund, subadvised by Pictet Asset Management.  This fund seeks to provide a positive total return over the long-term across all market environments by investing in any form of debt security issued in the U.S or internationally.

•                  We continue to make progress on modernization of our brokerage and product platform that will include restructuring of our share classes.  We believe that these initiatives, referred to internally as “Project E,” positions the Retail Broker-Dealer channel for long-term competitiveness.  These initiatives move us from a paper-based, labor intensive environment to one utilizing innovative brokerage platform technology, including significant enhancements to our investment advisory programs, financial planning capabilities and client experience.

•                  We have completed efforts to identify cost reductions of approximately 10%, or $40.0 million on an annual run-rate basis by 2017, with approximately two-thirds of those savings realized in 2016.  These efforts include a reduction in general and administrative costs and indirect underwriting and distribution costs and an employee headcount reduction of approximately 10%.

•                  In April 2016, the U.S. Department of Labor released its final rule that, among other things, expands the scope of a “fiduciary” under the Employee Retirement Income Security Act of 1974, as amended, and Section 4975 of the Internal Revenue Code of 1986, as amended.  The final rule has a phased in implementation from April 10, 2017 through January 1, 2018.  We are in the process of reviewing the final rule to determine its impact on our business.

•                  Our assets under management decreased 23% from $122.9 billion at March 31, 2015 to $95.2 billion at March 31, 2016 driven by net outflows of $16.5 billion and market depreciation of $11.2 billion. Our average assets under management decreased 22% from $123.3 billion for the quarter ended March 31, 2015 to $95.7 billion for the quarter ended March 31, 2016.

•                  Operating revenues of $323.8 million in the first quarter of 2016 decreased $61.6 million, or 16%, compared to the first quarter of 2015.

•                  Operating income of $71.4 million in the first quarter of 2016 decreased $33.0 million, or 32%, compared to the first quarter of 2015.  Our operating margin of 22.1% for the quarter ended March 31, 2016 declined from 27.1% for the quarter ended March 31, 2015. Net income attributable to Waddell & Reed Financial, Inc. of $37.0 million for the first quarter of 2016 decreased $30.1 million, or 45%, compared to this same period a year ago.

•                  Company-wide sales in the first quarter of 2016 decreased 33% compared to sales in the first quarter of 2015.

•                  During the first quarter of 2016, we returned $63.7 million of capital to stockholders through dividends and share repurchases, compared to $40.6 million in the same period in 2015.

•                  Our balance sheet remains solid, and we ended the first quarter of 2016 with cash and investments of $810.6 million, excluding redeemable noncontrolling interests in consolidated sponsored funds.

Assets Under Management

During the first quarter of 2016, assets under management decreased 9% to $95.2 billion from $104.4 billion at December 31, 2015 due to outflows of $6.3 billion and market depreciation of $2.9 billion.

Change in Assets Under Management(1)

	First Quarter 2016
	Retail Unaffiliated Distribution	Retail Broker-Dealer	Institutional	Total
	(in millions)

Beginning Assets	$45,641	43,344	15,414	104,399

Sales(2)	2,144	1,068	453	3,665
Redemptions	(7,680)	(1,197)	(1,068)	(9,945)
Net Exchanges	158	(172)	14	—
Net Flows	(5,378)	(301)	(601)	(6,280)

Market Action	(1,640)	(901)	(387)	(2,928)
Ending Assets	$38,623	42,142	14,426	95,191

	First Quarter 2015
	Retail Unaffiliated Distribution	Retail Broker-Dealer	Institutional	Total
	(in millions)

Beginning Assets	$60,335	45,517	17,798	123,650

Sales(2)	3,870	1,270	300	5,440
Redemptions	(6,259)	(1,279)	(1,460)	(8,998)
Net Exchanges	224	(224)	—	—
Net Flows	(2,165)	(233)	(1,160)	(3,558)

Market Action	1,242	1,101	459	2,802
Ending Assets	$59,412	46,385	17,097	122,894

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

Average Assets Under Management

	First Quarter 2016
	Retail Unaffiliated Distribution	Retail Broker-Dealer	Institutional	Total
	(in millions)

Asset Class:
Equity	$32,643	29,765	13,096	$75,504
Fixed Income	7,262	9,465	1,284	18,011
Money Market	188	2,030	—	2,218
Total	$40,093	41,260	14,380	$95,733

	First Quarter 2015
	Retail Unaffiliated Distribution	Retail Broker-Dealer	Institutional	Total
	(in millions)

Asset Class:
Equity	$48,628	34,188	16,551	$99,367
Fixed Income	10,763	10,110	1,049	21,922
Money Market	154	1,827	—	1,981
Total	$59,545	46,125	17,600	$123,270

Results of Operations — Three Months Ended March 31, 2016 as Compared with Three Months Ended March 31, 2015

Net Income

	Three months ended
	March 31,
	2016	2015	Variance

Net income attributable to Waddell & Reed Financial, Inc. (in thousands)	$36,968	67,113	-45%

Earnings per share, basic and diluted	$0.45	0.80	-44%

Operating margin	22.1%	27.1%	-500 bps

Total Revenues

Total revenues decreased 16% to $323.8 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 due primarily to a decrease in average assets under management of 22% driven by net outflows and market depreciation.

	Three months ended
	March 31,
	2016	2015	Variance
	(in thousands)

Investment management fees	$144,778	182,105	-20%
Underwriting and distribution fees	146,658	166,978	-12%
Shareholder service fees	32,380	36,375	-11%
Total revenues	$323,816	385,458	-16%

Investment Management Fee Revenues

Investment management fee revenues are earned by providing investment advisory services to the Funds, the IGI Funds and to institutional and separate accounts.  Investment management fee revenues for the first quarter of 2016 decreased $37.3 million, or 20%, from last year’s first quarter.  The following table summarizes investment management fee revenues, related average assets under management, fee waivers and investment management fee rates for the three months ended March 31, 2016 and 2015.

	Three months ended March 31,
	2016	2015	Variance
	(in thousands except for management fee rate and average assets)
Retail investment management fees	$132,649	167,082	-21%
Retail average assets (in millions)	81,353	105,670	-23%
Retail management fee rate	0.6558%	0.6413%
Money market fee waivers	1,453	1,809	-20%
Other fee waivers	1,123	742	51%
Total fee waivers	$2,576	2,551	1%
Institutional investment management fees	$12,129	15,023	-19%
Institutional average assets (in millions)	14,380	17,600	-18%
Institutional management fee rate	0.3392%	0.3462%

Revenues from investment management services provided to our retail mutual funds, which are distributed through the Retail Unaffiliated Distribution and Retail Broker-Dealer channels, decreased $34.4 million in the first quarter of 2016, compared to the first quarter of 2015.  Investment management revenue declined less on a percentage basis than the related average assets under management due to an increase in the average management fee rate.  A lower asset base in the Ivy Asset Strategy Fund and Ivy High Income Fund have resulted in increased management fee rates in 2016 compared to 2015, due to both funds having management fee rates less than our average management fee rate.  Fee waivers for the Funds are recorded as an offset to investment management fees up to the amount of fees earned.  Fee waivers for the IGI Funds are recorded as expense in general and administrative expenses.

Institutional account revenues in the first quarter of 2016 decreased $2.9 million, compared to the first quarter of 2015.  Investment management revenues declined more on a percentage basis than the related average assets under management due to a decrease in the average management fee rate.

	Annualized long-term redemption rates (excludes money market redemptions)
	Three months ended March 31,
	2016	2015

Retail Unaffiliated Distribution channel	77.7%	42.9%
Retail Broker-Dealer channel	9.3%	9.0%
Institutional channel	29.9%	33.7%
Total	41.3%	29.0%

The increased redemption rate in the Retail Unaffiliated Distribution channel was driven primarily by redemptions in the Asset Strategy funds.  Redemptions in the Asset Strategy funds represent over 50% of the Retail Unaffiliated Distribution channel’s redemptions during the first quarter of 2016 and 2015.  Prolonged redemptions in the Retail Unaffiliated Distribution channel could negatively affect revenues in future periods.  In the Institutional channel, a large Asset Strategy account that we subadvise, with $2.0 billion in assets under management, was redeemed in April of 2016. Additionally, an $800.0 million institutional account in our municipal high income strategy was redeemed in April of 2016.

Our overall current year-to-date redemption rate of 41.3% is higher than the current year-to-date industry average of approximately 28%, based on data from the Investment Company Institute.

Underwriting and Distribution Fee Revenues and Expenses

The following tables summarize our underwriting and distribution fee revenues and expenses segregated by distribution channel:

	First Quarter 2016
	Retail Unaffiliated Distribution	Retail Broker-Dealer	Total
	(in thousands)

Revenue	$35,923	110,735	146,658
Expenses - Direct	(46,846)	(80,277)	(127,123)
Expenses - Indirect	(13,349)	(33,364)	(46,713)
Net Distribution (Costs)/Excess	$(24,272)	(2,906)	(27,178)

	First Quarter 2015
	Retail Unaffiliated Distribution	Retail Broker-Dealer	Total
	(in thousands)

Revenue	$52,142	114,836	166,978
Expenses - Direct	(68,595)	(82,022)	(150,617)
Expenses - Indirect	(14,029)	(30,774)	(44,803)
Net Distribution (Costs)/Excess	$(30,482)	2,040	(28,442)

The following tables summarize the significant components of underwriting and distribution fee revenues segregated by distribution channel:

	First Quarter 2016
	Retail Unaffiliated Distribution	Retail Broker- Dealer	Total
	(in thousands)

Underwriting and distribution fee revenues
Rule 12b-1 service and distribution fees	$34,572	27,366	61,938
Fee-based asset allocation product revenues	—	53,670	53,670
Sales commissions on front-end load mutual fund and variable annuity products	321	16,501	16,822
Sales commissions on other products	—	7,964	7,964
Other revenues	1,030	5,234	6,264
Total	$35,923	110,735	146,658

	First Quarter 2015
	Retail Unaffiliated Distribution	Retail Broker- Dealer	Total
	(in thousands)

Underwriting and distribution fee revenues
Rule 12b-1 service and distribution fees	$49,925	30,336	80,261
Fee-based asset allocation product revenues	—	55,422	55,422
Sales commissions on front-end load mutual fund and variable annuity products	919	16,925	17,844
Sales commissions on other products	—	6,278	6,278
Other revenues	1,298	5,875	7,173
Total	$52,142	114,836	166,978

Underwriting and distribution revenues earned in the first quarter of 2016 decreased by $20.3 million, or 12%, compared to the first quarter of 2015.  Rule 12b-1 asset based service and distribution fees across both channels decreased $18.3 million, or 23%, quarter over quarter, driven by a decrease in average mutual fund assets under management for which we earn Rule 12b-1 revenues.  Approximately 75% of Rule 12b-1 revenues earned are a pass-through to direct underwriting and distribution expenses.  In our Retail Broker-Dealer channel, revenues from fee-based asset allocation products continued to be meaningful, comprising 48% of Retail Broker-Dealer channel underwriting and distribution revenues in the first quarter of 2016. Fee-based asset allocation assets under management slightly decreased from $18.0 billion at March 31, 2015 to $17.4 billion at March 31, 2016, producing a decrease of fee-based asset allocation revenue of $1.8 million, or 3%.

Underwriting and distribution expenses for the first quarter of 2016 decreased by $21.6 million, or 11%, compared to the first quarter of 2015.  Direct expenses in the Retail Unaffiliated Distribution channel decreased by $21.7 million due to decreased average Retail Unaffiliated Distribution assets under management of 33% and lower sales volume year over year, which resulted in lower dealer compensation, wholesaler commissions and Rule 12b-1 asset-based service and distribution expenses paid to third party distributors.  Direct expenses in the Retail Broker-Dealer channel declined in relation to revenue.  Indirect expenses across both channels increased $1.9 million, or 4%, compared to the first quarter of 2015, primarily due to increased computer services and software expenses, employee compensation and benefits, and consulting expenses, partially offset by lower advertising expenses and sales meeting costs.

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

During the first quarter of 2016, shareholder service fee revenue decreased $4.0 million, or 11%, compared to the first quarter of 2015 primarily due to a decrease in asset-based fees.  Of the decrease in asset-based fees, fees for the I, Y, R and R6 share classes of the Funds decreased $3.8 million, or 37%, compared to the first quarter of 2015.  Assets in the I, Y, R and R6 share classes of the Funds declined 36% from a quarterly average of $27.5 billion at March 31, 2015 to an average of $17.6 billion at March 31, 2016.

Total Operating Expenses

Operating expenses decreased $28.6 million, or 10%, in the first quarter of 2016 compared to the first quarter of 2015, primarily due to decreased underwriting and distribution expenses and general and administrative expenses.  Underwriting and distribution expenses are discussed above.

	Three Months Ended
	March 31,
	2016	2015	Variance
	(in thousands)

Underwriting and distribution	$173,836	195,420	-11%
Compensation and related costs	52,940	53,495	-1%
General and administrative	19,152	25,678	-25%
Subadvisory fees	2,093	2,387	-12%
Depreciation	4,362	4,034	8%
Total operating expenses	$252,383	281,014	-10%

Cost Reduction Efforts

As previously announced, the Company worked to complete significant cost reduction efforts to offset the projected decrease in 2016 operating income related to lower assets under management and the implementation of Project E - the modernization of our brokerage and product platform that will include the restructuring of our share classes.  We have completed the process to identify cost reductions of approximately 10% or $40.0 million on an annual run-rate basis in 2017, with approximately two-thirds of these savings projected to be realized in 2016.  These reductions will impact general and administrative costs, compensation costs and indirect underwriting and distribution costs.  The Company’s workforce will be reduced by approximately 10% during the second quarter of 2016 pursuant to the VSO and ISP.  The company expects to record a pre-tax restructuring charge in a range of approximately $16 - $17 million in the second quarter of 2016 related to employee-termination benefits in connection with the VSO and ISP, including cash severance costs, the acceleration of stock-based compensation and outplacement services.  These amounts are estimates, and the actual amount may vary based on a number of factors, including timing and valuation of certain benefit-related payments.

Compensation and Related Costs

Compensation and related costs during the first quarter of 2016 decreased $0.6 million, or 1%, compared to the first quarter of 2015.  Decreases in incentive compensation and miscellaneous compensation totaling $2.3 million were the primary drivers.  Partially offsetting the decreases, equity compensation and base salaries increased by a total of $1.6 million, compared to the first quarter of 2015.

General and Administrative Costs

General and administrative expenses decreased $6.5 million to $19.2 million for the first quarter of 2016, compared to the first quarter of 2015.  Lower dealer servicing costs, fund reimbursements and IT contractor costs drove the decrease.  A majority of dealer service costs represent pass-through account servicing costs to third party dealers and are based on lower asset levels in certain share classes.

Subadvisory Fees

Subadvisory fees represent fees paid to other asset managers for providing advisory services for certain mutual fund portfolios.  Gross management fee revenues for products subadvised by others were $3.6 million for the three months ended March 31, 2016 compared to $4.4 million for the first quarter of 2015 due to an 8% decrease in subadvised average net assets under management.  Gross management fee revenues for subadvised products decreased at a greater rate than the related average net assets under management due to a decrease in the average management fee rate.  The decrease in the average management fee rate was driven by a mix-shift of assets into subadvised funds with lower management fee rates.  Subadvisory expenses during the three months ended March 31, 2016 decreased in relation to revenue when compared to the same period in 2015.

Subadvised average assets under management at March 31, 2016 were $2.4 billion compared to an average of $2.6 billion at March 31, 2015.

Investment and Other Income (Loss) and Taxes

Investment and other losses were $10.2 million for the three months ended March 31, 2016, compared to investment and other income of $4.0 million for the same period in 2015.  The majority of the decrease is related to mark-to-market unrealized losses on our sponsored funds prior to implementing a hedging program.  Prior to executing the total return swap contracts in the first part of January 2016, we recognized $9.6 million of unrealized losses related to our portfolio of consolidated sponsored funds and sponsored funds held as trading and equity method.  With our hedge program implemented, we recognized $2.5 million of net losses related to our seed capital investments and associated hedges for the remainder of the quarter.  During the first quarter of 2015, we recognized $0.9 million of gains related to our portfolio of sponsored funds held as trading securities, and realized $2.3 million of gains on the sale of securities held as available for sale.  Interest, dividends and other income in the first quarter of 2016 increased to $1.2 million, as compared to $0.7 million for the same period a year ago.  The first quarter of 2016 also included $0.5 million of gains attributable to noncontrolling interests in sponsored funds for the period in which the Company held majority ownership.

Our effective income tax rate was 35.9% for the first quarter of 2016, as compared to 36.5% for the first quarter of 2015.  The Company has a deferred tax asset related to a capital loss carryforward that is available to offset current and future capital gains.  Further, the Company has deferred tax assets for unrealized losses in investment securities and partnerships.  Due to the character of the losses and the limited carryforward permitted upon realization, the Company has a valuation allowance recorded against these deferred tax assets.  During the first quarter of 2016, an increase in the fair value of equity method investments decreased the valuation allowance, thereby reducing income tax expense by $1.1 million.  During the first quarter of 2015, an increase in the fair value of the Company’s trading securities portfolio and realized capital gains on securities classified as available for sale in the first quarter of 2015 allowed for a decrease in the valuation allowance, thereby reducing income tax expense by $1.3 million.

The first quarter 2016 and 2015 effective income tax rates, removing the effects of the valuation allowance, would have been 37.8% and 37.7%, respectively.  The adjusted effective tax rate in the first quarter of 2016 was higher primarily due to lower income before taxes in the first quarter of 2016, which increased the impact of non-deductible expenses on the effective income tax rate.

The Company expects its future effective tax rate, exclusive of any increases or reductions to the valuation allowance, state tax incentives, unanticipated state tax legislative changes, and unanticipated fluctuations in earnings to range from 37% to 39%.

Liquidity and Capital Resources

Our operations provide much of the cash necessary to fund our priorities, as follows:

•                  Finance internal growth

•                  Pay dividends

•                  Repurchase our stock

Finance Internal Growth

We use cash to fund growth in our distribution channels.  Our Retail Unaffiliated Distribution channel requires cash outlays for wholesaler commissions and commissions to third parties on deferred load product sales.  We continue to invest in our Retail Broker-Dealer channel by providing additional support to our advisors through home office resources, wholesaling efforts and enhanced technology tools, including the modernization of our brokerage and product platform associated with Project E.  Across both channels, we provide seed money for new products.

Pay Dividends

We paid quarterly dividends on our Class A common stock that resulted in financing cash outflows of $38.1 million and $36.0 million for the first quarter of 2016 and 2015, respectively.  The Company’s Board of Directors approved an increase in the quarterly dividend on our common stock from $0.43 per share to $0.46 per share beginning with the dividend we declared in the fourth quarter of 2015 and paid on February 1, 2016, to shareholders of record on January 11, 2016.  The total dividend to be paid on May 2, 2016, to stockholders of record on April 18, 2016 is approximately $38.5 million.

Repurchase Our Stock

We repurchased 1,125,671 shares and 106,058 shares of our Class A common stock in the open market or privately during the three months ended March 31, 2016 and 2015, respectively, resulting in cash outflows of $25.6 million and $4.6 million, respectively.

In April 2016, the Company repurchased 258,675 shares from employees who tendered shares to cover their minimum income tax withholdings with respect to vesting of restricted stock awards during April 2016.

Operating Cash Flows

Cash from operations, our primary source of funds, decreased $137.6 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.  The decrease is primarily due to $67.2 million related to seeding new investment products and lower net income of $29.6 million.

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

During the first quarter of 2016, we contributed $20.0 million to our pension plan.  We do not expect to make additional contributions for the remainder of the year.

Investing Cash Flows

Investing activities consist primarily of the consolidation of sponsored investment securities, as well as capital expenditures.  We expect our 2016 capital expenditures to be in the range of $15.0 to $25.0 million.

Financing Cash Flows

As noted previously, dividends and stock repurchases accounted for a majority of our financing cash outflows in the first three months of 2016 and 2015.

Future Capital Requirements

Management believes its available cash, marketable securities and expected cash flow from operations will be sufficient to fund its short-term operating and capital requirements during 2016. Expected short-term uses of cash include dividend payments, interest payments on outstanding debt, income tax payments, seed money for new products, capital expenditures including those related to the Project E initiatives, share repurchases, payment of deferred commissions to our financial advisors and third parties, pension funding, restructuring costs and home office leasehold and building improvements, and could include strategic acquisitions.

In 2016, the Company plans to offer terminated, vested pension plan participants a one-time voluntary lump sum window distribution equal to the present value of the participant’s pension benefit, in an effort to reduce pension obligations and ongoing annual pension expense.  This offer may result in a noncash charge in the fourth quarter of 2016, in accordance with the relevant accounting standards, dependent on the number of plan participants who elect to take the lump sum distribution and the total amount of such distributions.

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

Critical Accounting Policies and Estimates

Management believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.  The Company’s critical accounting policies and estimates are disclosed in the “Critical Accounting Policies and Estimates” section of our Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”).

Supplemental Information

	First	First
	Quarter	Quarter
	2016	2015	Variance

Asset Manager (in millions)
Retail Unaffiliated Distribution
AUM	$38,623	59,412	(35.0)%
Net flows	$(5,378)	(2,165)	148.4%
Organic growth (decay) annualized	(47.1)%	(14.4)%
Redemption rate	77.7%	42.9%

Retail Broker-Dealer
AUM	$42,142	46,385	(9.1)%
Net flows	$(301)	(233)	29.2%
Organic growth (decay) annualized	(2.8)%	(2.0)%
Redemption rate	9.3%	9.0%

Institutional
AUM	$14,426	17,097	(15.6)%
Net flows	$(601)	(1,160)	(48.2)%
Organic growth (decay) annualized	(15.6)%	(26.1)%
Redemption rate	29.9%	33.7%

Broker-Dealer
AUA(1) (in billions)	$49.9	53.7	(7.1)%
AUA fee based accounts (in billions)	$17.4	18.0	(3.3)%
Number of advisors	1,803	1,745	3%
Advisor productivity(2) (in thousands)	$61.3	65.9	(7.0)%
U&D revenues (in thousands)	$110,735	114,836	(3.6%)

(1)   Assets under administration

(2)   Advisors’ productivity is calculated by dividing underwriting and distribution revenues for the Retail Broker-Dealer channel by the average number of advisors during the period.

Item 3.                                 Quantitative and Qualitative Disclosures About Market Risk

We are primarily exposed to market risk associated with unfavorable movements in interest rates and securities prices.  Except as described below, the Company has had no material changes in its market risk policies or its market risk sensitive instruments and positions since December 31, 2015.  As further described in Note 5 to the unaudited consolidated financial statements, in January 2016, the Company implemented an economic hedge program that uses total return swap contracts to hedge market risk with its investments in sponsored funds.

Item 4.                                 Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2016, have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.

The Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

In an action filed on February 18, 2016 in the United States District Court for the District of Kansas, Saket Kapor (sic), Peter Brockett and Hieu Phan v. Ivy Investment Management Company, et. al. (Case No. 2:16-cv-02106-JWL-TJJ), the Company’s registered investment advisor subsidiaries, the trustees of two of the Company’s affiliated mutual funds, and an officer of a Company subsidiary were sued in a putative derivative action by three mutual fund shareholders alleging breach of fiduciary duty and breach of contract claims relating to investments held in the affiliated mutual funds.  On behalf of the mutual funds, Plaintiffs seek monetary damages and demand a jury trial.  On April 18, 2016, Plaintiff’s dismissed the complaint in the United States District Court for the District of Kansas and filed a similar complaint against the same Plaintiff’s, regarding the same substantive allegations and causes of action, in the District Court of Johnson County, Kansas (Case No. I6CV02338 Div. 4).  To date, no responsive pleading has been filed and no discovery has taken place.

In the opinion of management, the ultimate resolution and outcome of this matter is uncertain. Given the preliminary nature of the proceedings and the Company’s dispute over the merits of the claims, the Company is unable to estimate a range of reasonably possible loss, if any, that such matter may represent. While the ultimate resolution of this matter is uncertain, an adverse determination against the Company could have a material adverse impact on our business, financial condition and results of operations.

Item 1A.                        Risk Factors

The Company has had no material changes to its Risk Factors from those previously reported in the Company’s 2015 Form 10-K, except as follows:

Regulatory Risk Is Substantial In Our Business And Non-Compliance With Regulations, Or Changes In Regulations, Could Have A Significant Impact On The Conduct Of Our Business, Reputation And Prospects.    Our investment advisory and broker/dealer businesses are heavily regulated, primarily at the federal level. Non-compliance with applicable laws or regulations could result in sanctions being levied against us, including fines and censures, suspension or expulsion from a certain jurisdiction or market, or the revocation of licenses. Non-compliance with applicable laws or regulations could also adversely affect our business, reputation and prospects. In addition, changes in current legal, regulatory, accounting, tax or compliance requirements or in governmental policies could adversely affect our operations, revenues and earnings by, among other things, increasing expenses and reducing investor interest in certain products we offer. Distribution fees paid to mutual fund distributors in accordance with Rule 12b-1 promulgated under the Investment Company Act of 1940, as amended (“Rule 12b-1”), are an important element of the distribution of the mutual funds we manage. In 2010, the SEC proposed replacing Rule 12b-1 with a new regulation that would significantly change current fund distribution practices in the industry. If this proposed regulation is adopted, it may have a material impact on the compensation we pay to distributors for distributing the mutual funds we manage and/or our ability to recover expenses related to the distribution of our funds, and thus could materially affect our business. In April 2016, the U.S. Department of Labor (the “DOL”) released its final rule that, among other things,  expands the scope of a “fiduciary” under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and Section 4975 of the Internal Revenue Code of 1986, as amended (the “Code”).  The DOL rule also creates new exemptions and amends existing exemptions from the prohibited transaction rules applicable to fiduciaries under ERISA and the Code that allows broker/dealers, investment advisers and others to continue to receive a variety of common forms of compensation that otherwise would be prohibited as conflicts of interest. The DOL rule may have a material impact on the provision of investment services to retirement accounts, including imposing additional compliance, reporting and operational requirements, which could negatively affect our business. Additionally, our profitability could be affected by rules and regulations that impact the business and financial communities generally, including changes to the laws governing state and federal taxation.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information about the shares of Class A common stock we repurchased during the first quarter of 2016.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program

January 1 - January 31	215,000	$25.07	215,000	n/a	(1)
February 1 - February 29	910,421	22.19	907,000	n/a	(1)
March 1 - March 31	250	23.64	—	n/a	(1)

Total	1,125,671	$22.74	1,122,000

(1)         On August 31, 1998, we announced that our Board of Directors approved a program to repurchase shares of our common stock on the open market.  Under the repurchase program, we are authorized to repurchase, in any seven-day period, the greater of (i) 3% of our outstanding common stock or (ii) $50 million of our common stock.  We may repurchase our common stock in privately negotiated transactions or through the New York Stock Exchange, other national or regional market systems, electronic communication networks or alternative trading systems.  Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased.  Our Board of Directors reviewed and ratified the stock repurchase program in October 2012.  During the first quarter of 2016, 1,122,000 shares of our common stock were repurchased pursuant to the repurchase program and 3,671 shares, reflected in the table above, were purchased in connection with funding employee income tax withholding obligations arising from the vesting of restricted shares.

Item 6.                                 Exhibits

10.1                        Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-13913, on April 14, 2016 and incorporated herein by reference.

10.2                        Employment Retention Agreement, dated February 1, 2016, by and between Michael L. Avery and Waddell & Reed Financial, Inc.  Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-13913, on February 2, 2016 and incorporated herein by reference.

31.1*                 Section 302 Certification of Chief Executive Officer

31.2*                 Section 302 Certification of Chief Financial Officer

32.1**          Section 906 Certification of Chief Executive Officer

32.2**          Section 906 Certification of Chief Financial Officer

101*                    Materials from the Waddell & Reed Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Unaudited Consolidated Financial Statements, tagged in detail.

*   Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of April 2016.

WADDELL & REED FINANCIAL, INC.

By:	/s/ Henry J. Herrmann

Chief Executive Officer, Chairman of the Board and Director

(Principal Executive Officer)

By:	/s/ Brent K. Bloss

Senior Vice President, Chief Financial Officer and Treasurer

(Principal Financial Officer)

By:	/s/ Benjamin R. Clouse
Vice President
(Principal Accounting Officer)