Form 10-Q
period 2016-06-30
WADDELL & REED FINANCIAL INC
filed 2016-07-29
CIK 1052100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Class	Outstanding as of July 15, 2016
Class A common stock, $.01 par value	82,840,733

WADDELL & REED FINANCIAL, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

Quarter Ended June 30, 2016

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	June 30,
	2016	December 31,
	(Unaudited)	2015
Assets:
Cash and cash equivalents	$467,458	558,495
Cash and cash equivalents - restricted	33,200	66,880
Investment securities	361,615	291,743
Receivables:
Funds and separate accounts	26,090	34,399
Customers and other	166,656	220,660
Income taxes receivable	4,701	10,594
Prepaid expenses and other current assets	24,042	34,800
Total current assets	1,083,762	1,217,571

Property and equipment, net	105,871	105,434
Deferred sales commissions, net	6,783	24,262
Goodwill and identifiable intangible assets	158,318	158,118
Deferred income taxes	31,319	32,692
Other non-current assets	20,185	17,074
Total assets	$1,406,238	1,555,151

Liabilities:
Accounts payable	$25,397	32,858
Payable to investment companies for securities	48,838	113,648
Payable to third party brokers	34,458	49,848
Payable to customers	84,635	120,420
Accrued compensation	75,861	69,335
Other current liabilities	63,093	57,104
Total current liabilities	332,282	443,213

Long-term debt	189,519	189,432
Accrued pension and postretirement costs	29,408	48,810
Other non-current liabilities	26,605	27,241
Total liabilities	577,814	708,696

Commitments and contingencies

Redeemable noncontrolling interests	10,865	—

Stockholders’ equity:
Preferred stock—$1.00 par value: 5,000 shares authorized; none issued	—	—
Class A Common stock—$0.01 par value: 250,000 shares authorized; 99,701 shares issued; 82,870 shares outstanding (82,850 at December 31, 2015)	997	997
Additional paid-in capital	279,206	331,611
Retained earnings	1,135,646	1,141,608
Cost of 16,831 common shares in treasury (16,851 at December 31, 2015)	(540,782)	(566,256)
Accumulated other comprehensive loss	(57,508)	(61,505)
Total stockholders’ equity	817,559	846,455

Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,406,238	1,555,151

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited, in thousands, except for per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015

Revenues:
Investment management fees	$140,880	185,914	285,658	368,019
Underwriting and distribution fees	146,312	171,508	292,970	338,486
Shareholder service fees	32,016	36,568	64,396	72,943
Total	319,208	393,990	643,024	779,448

Operating expenses:
Underwriting and distribution	181,245	195,762	355,081	391,182
Compensation and related costs (including share-based compensation of $12,625, $11,333, $26,147 and $23,806, respectively)	58,341	52,829	111,281	106,324
General and administrative	19,276	27,897	38,428	53,575
Subadvisory fees	2,325	2,394	4,418	4,781
Depreciation	4,260	4,064	8,622	8,098
Total	265,447	282,946	517,830	563,960

Operating income	53,761	111,044	125,194	215,488
Investment and other income (loss)	687	9	(9,531)	3,981
Interest expense	(2,776)	(2,765)	(5,544)	(5,531)

Income before provision for income taxes	51,672	108,288	110,119	213,938
Provision for income taxes	18,101	40,843	39,079	79,380
Net income	33,571	67,445	71,040	134,558
Net income (loss) attributable to redeemable noncontrolling interests	(124)	—	377	—
Net income attributable to Waddell & Reed Financial, Inc	$33,695	67,445	70,663	134,558

Net income per share attributable to Waddell and Reed Financial, Inc. common shareholders, basic and diluted:	$0.41	0.80	0.86	1.61

Weighted average shares outstanding, basic and diluted:	82,947	84,079	82,526	83,831

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015

Net income	$33,571	67,445	71,040	134,558

Other comprehensive income:

Unrealized appreciation (depreciation) of available for sale investment securities during the period, net of income tax expense (benefit) of $0, $(8), $0, and $5, respectively	1,884	(4,974)	1,960	(3,164)

Pension and postretirement benefits, net of income tax expense of $566, $397, $1,185 and $951, respectively	960	933	2,037	1,876

Comprehensive income	36,415	63,404	75,037	133,270
Comprehensive income (loss) attributable to redeemable noncontrolling interests	(124)	—	377	—
Comprehensive income attributable to Waddell & Reed Financial, Inc.	$36,539	63,404	74,660	133,270

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity and redeemable noncontrolling interests

For the Six Months Ended June 30, 2016

(Unaudited, in thousands)

								Redeemable
						Accumulated Other	Total	Non
	Common Stock		Additional	Retained	Treasury	Comprehensive	Stockholders’	Controlling
	Shares	Amount	Paid-in Capital	Earnings	Stock	Income (Loss)	Equity	interest
Balance at December 31, 2015	99,701	997	331,611	1,141,608	(566,256)	(61,505)	846,455	—
Adoption of consolidation guidance on January 1, 2016 - redeemable noncontrolling interests in sponsored funds	—	—	—	—	—	—	—	14,330
Net income	—	—	—	70,663	—	—	70,663	377
Net redemption of redeemable noncontrolling interests in sponsored funds	—	—	—	—	—	—	—	(3,842)
Recognition of equity compensation	—	—	26,147	—	—	—	26,147	—
Net issuance/forfeiture of nonvested shares	—	—	(72,935)	—	72,935	—	—	—
Dividends accrued, $0.92 per share	—	—	—	(76,625)	—	—	(76,625)	—
Tax impact of share-based payment arrangements	—	—	(5,617)	—	—	—	(5,617)	—
Repurchase of common stock	—	—	—	—	(47,461)	—	(47,461)	—
Other comprehensive income	—	—	—	—	—	3,997	3,997	—
Balance at June 30, 2016	99,701	$997	279,206	1,135,646	(540,782)	(57,508)	817,559	10,865

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the six months ended June 30,
	2016	2015

Cash flows from operating activities:
Net income	$71,040	134,558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,627	8,100
Amortization of deferred sales commissions	19,661	24,270
Share-based compensation	26,147	23,806
Excess tax benefits from share-based payment arrangements	(1,423)	(4,814)
Investments gain, net	(8,560)	(2,804)
Net purchases and sales or maturities of trading securities	(24,996)	56
Deferred income taxes	187	(2,130)
Net change in trading securities held by consolidated sponsored funds	(45,455)	—
Other	328	81
Changes in assets and liabilities:
Cash and cash equivalents - restricted	33,680	16,660
Customer and other receivables	54,004	65,293
Payable to investment companies for securities and payable to customers	(100,595)	(83,835)
Receivables from funds and separate accounts	8,309	5,288
Other assets	6,560	(7,887)
Deferred sales commissions	(2,182)	(6,752)
Accounts payable and payable to third party brokers	(22,852)	(15,814)
Other liabilities	(4,034)	1,768

Net cash provided by operating activities	$18,446	155,844

Cash flows from investing activities:
Purchases of available for sale and equity method securities	(104)	(25,891)
Proceeds from sales and maturities of available for sale and equity method securities	17,986	29,778
Additions to property and equipment	(9,265)	(14,078)
Net cash of sponsored funds on consolidation	6,887	—
Other	(196)	—

Net cash provided by (used in) investing activities	$15,308	(10,191)

Cash flows from financing activities:
Dividends paid	(76,616)	(72,219)
Repurchase of common stock	(47,461)	(30,004)
Net subscriptions from (redemptions and distributions to) redeemable noncontrolling interests in sponsored funds	(2,224)	—
Excess tax benefits from share-based payment arrangements	1,423	4,814
Other	87	—

Net cash used in financing activities	$(124,791)	(97,409)
Net increase (decrease) in cash and cash equivalents	(91,037)	48,244
Cash and cash equivalents at beginning of period	558,495	566,621
Cash and cash equivalents at end of period	$467,458	614,865

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.Description of Business and Significant Accounting Policies

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

The accompanying unaudited consolidated financial statements are prepared consistent with the accounting policies described in Note 1 to the consolidated financial statements included in our 2015 Form 10-K except as noted below.  In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only a normal and recurring nature) necessary to present fairly our financial position at June 30, 2016, the results of operations and cash flows for the six months ended June 30, 2016 and 2015 in conformity with accounting principles generally accepted in the United States.

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

2.Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and short-term investments.  We consider all highly liquid investments with maturities upon acquisition of 90 days or less to be cash equivalents.  Cash and cash equivalents - restricted represents cash held for the benefit of customers segregated in compliance with federal and other regulations.

3.New Accounting Guidance

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  This standard also specifies the accounting for certain costs to obtain or fulfill a contract with a customer.  This ASU will supersede much of the existing revenue recognition guidance in accounting principles generally accepted in the United States and is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period; early application is permitted for the first interim period within annual reporting periods beginning after December 15, 2016.  ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method.  The Company is evaluating which transition method to apply and the estimated impact the adoption of this ASU will have on our consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” which provides updated guidance on the recognition, measurement, presentation and disclosure of certain financial assets and financial liabilities.  This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company is evaluating the estimated impact the adoption of this ASU will have on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  This ASU will be presented using a modified retrospective approach, which includes a number of optional practical expedients that entities may elect to apply.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early application permitted.  The Company is evaluating the estimated impact the adoption of this ASU will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-07,“Simplifying the Transition to the Equity Method of Accounting.”  The amendments in this ASU eliminate the requirement that when an investment qualifies for the use of equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively as if the equity method had been in effect during all previous periods that the investment had been held.  ASU 2016-07 also requires that an entity that has an available for sale equity security that becomes qualified for the equity method recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method.  ASU 2016-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  The Company is evaluating the estimated impact the adoption of this ASU will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, with classifying excess tax benefits along with other income tax cash flows as an operating activity; allows an entity to either estimate the number of awards that are expected to vest or account for forfeitures when they occur; and permits withholding up to the maximum statutory tax rates in the applicable jurisdictions.  ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted.  The Company is evaluating the estimated impact the adoption of this ASU will have on our consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” The ASU changes the impairment model for most financial assets, and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. ASU 2016-13 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. The Company is evaluating the estimated impact the adoption of this ASU will have on our consolidated financial statements and related disclosures.

4.Investment Securities

Investment securities at June 30, 2016 and December 31, 2015 are as follows:

	June 30,	December 31,
	2016	2015
(in thousands)
Available for sale securities:
Sponsored funds	$84,947	40,552
Sponsored privately offered funds	868	825
Total available for sale securities	85,815	41,377
Trading securities:
Mortgage-backed securities	16	20
Corporate bond	3	5
Common stock	97	87
Consolidated sponsored funds	111,803	—
Sponsored funds	29,924	29,701
Total trading securities	141,843	29,813
Equity method securities:
Sponsored funds	130,898	217,380
Sponsored privately offered funds	3,059	3,173
Total equity method securities	133,957	220,553
Total securities	$361,615	291,743

The following is a summary of the gross unrealized gains (losses) related to securities classified as available for sale at June 30, 2016:

	Amortized	Unrealized	Unrealized
	cost	gains	losses	Fair value
	(in thousands)
Available for sale securities:
Sponsored funds	$89,278	1,928	(6,259)	84,947
Sponsored privately offered funds	500	368	—	868
	$89,778	2,296	(6,259)	85,815

The following is a summary of the gross unrealized gains (losses) related to securities classified as available for sale at December 31, 2015:

	Amortized	Unrealized	Unrealized
	cost	gains	losses	Fair value
	(in thousands)
Available for sale securities:
Sponsored funds	$46,800	434	(6,682)	40,552
Sponsored privately offered funds	500	325	—	825
	$47,300	759	(6,682)	41,377

A summary of available for sale sponsored funds with fair values below carrying values at June 30, 2016 and December 31, 2015 is as follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
June 30, 2016	Fair value	losses	Fair value	losses	Fair value	losses
	(in thousands)
Sponsored funds	$2,258	(44)	33,859	(6,037)	36,117	(6,081)
Sponsored privately offered funds	7,001	(178)	—	—	7,001	(178)
	$9,259	(222)	33,859	(6,037)	43,118	(6,259)

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
December 31, 2015	Fair value	losses	Fair value	losses	Fair value	losses
(in thousands)
Sponsored funds	$3,476	(166)	33,619	(6,516)	37,095	(6,682)

Based upon our assessment of these sponsored funds, we wrote-off $0.1 million at June 30, 2016.

The corporate bond accounted for as trading matures in 2018. Mortgage-backed securities accounted for as trading and held as of June 30, 2016 mature in 2022.

Sponsored funds

The Company has classified its investments in the Advisor Funds, Ivy Funds and IGI Funds as either trading, equity method investments (when the Company owns between 20% and 50% of the fund) or as available for sale investments (when the Company owns less than 20% of the fund).  These entities do not meet the criteria of a variable interest entity (“VIE”) and are considered to be voting interest entities (“VOE”). The Company has determined the Advisor and Ivy Funds are VOEs because the structure of the investment products is such that the voting rights held by the equity holders provide for equality among equity investors.  The Company has determined that the IGI Funds are VOEs as its legal structure and the powers of its equity investors prevent the IGI Funds from meeting characteristics of being a VIE.

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

Consolidated sponsored funds

The following table details the balances related to consolidated sponsored funds at June 30, 2016, as well as the Company’s net interest in these funds:

June 30, 2016
(in thousands)

Cash	$7,801
Investments	111,803
Other assets	2,014
Other liabilities	(955)
Redeemable noncontrolling interests	(10,865)
Net interest in consolidated sponsored funds	$109,798

During the six months ended June 30, 2016, we consolidated Ivy Funds and IGI Funds in which we provided initial seed capital at the time of the funds formation. When we no longer have a controlling financial interest in a sponsored fund, it is deconsolidated from our financial statements.  We deconsolidated $44.2 million of these investments from our consolidated balance sheet during the first quarter of 2016.  There was no impact to the consolidated statement of income as a result of this deconsolidation.

Accounting standards establish a framework for measuring fair value and a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of the asset.  Inputs may be observable or unobservable and refer broadly to the assumptions that market participants would use in pricing the asset.  An individual investment’s fair value measurement is assigned a level based upon the observability of the inputs that are significant to the overall valuation.  The three-level hierarchy of inputs is summarized as follows:

•	Level 1 – Investments are valued using quoted prices in active markets for identical securities.

•	Level 2 – Investments are valued using other significant observable inputs, including quoted prices in active markets for similar securities.

•	Level 3 – Investments are valued using significant unobservable inputs, including the Company’s own assumptions in determining the fair value of investments.

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

The following tables summarize our investment securities as of June 30, 2016 and December 31, 2015 that are recognized in our consolidated balance sheets using fair value measurements based on the differing levels of inputs.

June 30, 2016	Level 1	Level 2	Level 3	Total
	(in thousands)
Available for sale securities:
Sponsored funds	$84,947	—	—	84,947
Sponsored privately offered funds measured at net asset value (2)	—	—	—	868
Trading securities:
Mortgage-backed securities	—	16	—	16
Corporate bonds	—	3	—	3
Common stock	97	—	—	97
Consolidated sponsored funds (2)	—	—	—	111,803
Sponsored funds	29,924	—	—	29,924
Equity method securities: (1)
Sponsored funds	130,898	—	—	130,898
Sponsored privately offered funds measured at net asset value (2)	—	—	—	3,059
Total	$245,866	19	—	361,615

December 31, 2015	Level 1	Level 2	Level 3	Total
	(in thousands)
Available for sale securities:
Sponsored funds	$40,552	—	—	40,552
Sponsored privately offered funds measured at net asset value (2)	—	—	—	825
Trading securities:
Mortgage-backed securities	—	20	—	20
Corporate bonds	—	5	—	5
Common stock	87	—	—	87
Sponsored funds	29,701	—	—	29,701
Equity method securities: (1)
Sponsored funds	217,380	—	—	217,380
Sponsored privately offered funds measured at net asset value (2)	—	—	—	3,173
Total	$287,720	25	—	291,743

(1)

Substantially all of the Company’s equity method investments are investment companies that record their underlying investments at fair value.  Fair value is measured using the Company’s share of the investee’s underlying net income or loss, which is predominantly representative of fair value adjustments in the investments held by the investee.

(2)

Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.  The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

5.Derivative Financial Instruments

In January 2016, the Company implemented an economic hedge program that uses total return swap contracts to hedge market risk with its investments in certain sponsored funds.  As of June 30, 2016, we had 91% of our investments in sponsored funds, excluding our available for sale portfolio, hedged, 82% of which were hedged with total return swap contracts.  Certain of the consolidated sponsored funds may utilize derivative financial instruments within their portfolios in pursuit of their stated investment objectives.  We do not hedge for speculative purposes.

As of June 30, 2016, excluding derivative financial instruments held in certain consolidated sponsored funds, the Company was party to three total return swap contracts with a combined notional value of $200.7 million. These derivative instruments are not designated as hedges for accounting purposes.  Changes in fair value of the total return swap contracts are recognized in investment and other income (loss), net on the Company’s consolidated statement of income.

The Company posted $8.2 million in cash collateral with the counterparties of the total return swap contracts as of June 30, 2016.  The cash collateral is included in customers and other receivables on the Company’s consolidated balance sheet.  The company does not record its fair value in derivative transactions against the posted collateral.

The following table presents the fair value of the derivative financial instruments, excluding derivative financial instruments held in certain consolidated sponsored funds as of June 30, 2016:

	June 30, 2016
	Balance sheet
	location	Fair value
		(in thousands)
Total return swap contracts	Other current liabilities	$793

The following is a summary of net losses recognized in income for the three and six months ended June 30, 2016:

	Income statement	Three months ended	Six months ended
	location	June 30, 2016	June 30, 2016
		(in thousands)	(in thousands)
Total return swap contracts	Investment and other income (loss)	$(6,707)	$(21,929)

6.Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of purchase price over the tangible assets and identifiable intangible assets of an acquired business.  Our goodwill is not deductible for tax purposes.  Goodwill and identifiable intangible assets (all considered indefinite lived) at June 30, 2016 and December 31, 2015 are as follows:

	June 30,	December 31,
	2016	2015
	(in thousands)
Goodwill	$106,970	106,970

Mutual fund management advisory contracts	42,748	42,748
Mutual fund management subadvisory contracts	8,400	8,400
Other	200	—
Total identifiable intangible assets	51,348	51,148

Total	$158,318	158,118

7.Indebtedness

Debt is reported at its carrying amount in the consolidated balance sheet.  The fair value of the Company’s outstanding indebtedness is approximately $204.4 million at June 30, 2016 compared to the carrying value net of debt issuance costs of $189.5 million.  Fair value is calculated based on Level 2 inputs.

8.Income Tax Uncertainties

As of January 1, 2016 and June 30, 2016, the Company had unrecognized tax benefits, including penalties and interest, of $11.9 million ($8.7 million net of federal benefit) and $12.5 million ($9.1 million net of federal benefit), respectively, that if recognized, would impact the Company’s effective tax rate.  In the accompanying consolidated balance sheet, unrecognized tax benefits that are not expected to be settled within the next 12 months are included in other liabilities; unrecognized tax benefits that are expected to be settled within the next 12 months are included in income taxes payable; unrecognized tax benefits that reduce a net operating loss, similar tax loss, or tax credit carryforward are presented as a reduction to noncurrent deferred income taxes.

The Company’s accounting policy with respect to interest and penalties related to income tax uncertainties is to classify these amounts as income taxes.  As of January 1, 2016, the total amount of accrued interest and penalties related to uncertain tax positions recognized in the consolidated balance sheet was $3.4 million ($2.8 million net of federal benefit).  The total amount of penalties and interest, net of federal benefit, related to income tax uncertainties recognized in the statement of income for the six month period ended June 30, 2016 was $0.3 million.  The total amount of accrued penalties and interest related to uncertain tax positions at June 30, 2016 of $3.8 million ($3.1 million net of federal benefit) is included in the total unrecognized tax benefits described above.

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

9.Pension Plan and Postretirement Benefits Other Than Pension

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

The components of net periodic pension and other postretirement costs related to these plans were as follows:

			Other				Other
	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	Three months ended June 30,		Three months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
	(in thousands)				(in thousands)
Components of net periodic benefit cost:
Service cost	3,106	2,994	185	228	6,099	6,041	370	456
Interest cost	2,277	2,056	92	99	4,716	4,210	184	198
Expected return on plan assets	(3,427)	(3,565)	—	—	(6,963)	(7,256)	—	—
Actuarial (gain) loss amortization	1,469	1,209	(38)	—	3,107	2,585	(77)	—
Prior service cost amortization	93	115	1	5	187	230	2	10
Transition obligation amortization	1	1	—	—	2	2	—	—

Total (1)	$3,519	2,810	240	332	7,148	5,812	479	664

(1)

Approximately 60% of net periodic pension and other postretirement benefit costs are included in compensation and related costs on the consolidated statements of income, while the remainder is included in underwriting and distribution expense.

During the first quarter of 2016, we contributed $20.0 million to the Pension Plan.

10.Stockholders’ Equity

Earnings per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)

Net income attributable to Waddell & Reed Financial, Inc.	$33,695	67,445	70,663	134,558

Weighted average shares outstanding, basic and diluted	82,947	84,079	82,526	83,831

Earnings per share, basic and diluted	$0.41	0.80	0.86	1.61

Dividends

On April 13, 2016, the Board of Directors approved a dividend on our common stock in the amount of $0.46 per share to stockholders of record on July 11, 2016 to be paid on August 1, 2016. The total dividend to be paid is approximately $38.1 million and is included in other current liabilities as of June 30, 2016.

Common Stock Repurchases

The Board of Directors has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in our stock-based compensation programs.

There were 1,075,826 shares and 516,533 shares repurchased in the open market or privately during the three months ended June 30, 2016 and 2015, respectively, which includes 300,826 shares and 306,533 shares, respectively, repurchased from employees who tendered shares to cover their minimum income tax withholdings with respect to vesting of stock awards during these same reporting periods. There were 2,201,497 shares and 622,591 shares repurchased in the open market or privately during the six months ended June 30, 2016 and 2015, respectively, which includes 304,497 shares and 312,091 shares, respectively, repurchased from employees who tendered shares to cover their minimum income tax withholdings with respect to vesting of stock awards during each of these two periods.

Accumulated Other Comprehensive Income (Loss)

The following tables summarize other comprehensive income (loss) activity for the three and six months ended June 30, 2016 and June 30, 2015.

		Change in
		valuation
		allowance for
		unrealized	Pension and	Total
	Unrealized	gains	postretirement	accumulated
	gains (losses)	(losses) on	benefits	other
	on investment	investment	unrealized	comprehensive
Three months ended June 30, 2016	securities	securities	gains (losses)	income (loss)
	(in thousands)
Balance at March 31, 2016	$(3,682)	(3,211)	(53,459)	(60,352)
Other comprehensive income before reclassification	1,554	919	—	2,473
Amount reclassified from accumulated other comprehensive income (loss)	(370)	(219)	960	371
Net current period other comprehensive income	1,184	700	960	2,844
Balance at June 30, 2016	$(2,498)	$(2,511)	(52,499)	(57,508)

		Change in
		valuation
		allowance for
		unrealized	Pension and	Total
	Unrealized	gains	postretirement	accumulated
	gains (losses)	(losses) on	benefits	other
	on investment	investment	unrealized	comprehensive
Three months ended June 30, 2015	securities	securities	gains (losses)	income (loss)
	(in thousands)
Balance at March 31, 2015	$421	(809)	(47,302)	(47,690)
Other comprehensive loss before reclassification	(2,845)	(1,671)	—	(4,516)
Amount reclassified from accumulated other comprehensive income (loss)	(289)	(169)	933	475
Net current period other comprehensive income (loss)	(3,134)	(1,840)	933	(4,041)
Balance at June 30, 2015	$(2,713)	$(2,649)	(46,369)	(51,731)

		Change in
		valuation
		allowance for
		unrealized	Pension and	Total
	Unrealized	gains	postretirement	accumulated
	gains (losses)	(losses) on	benefits	other
	on investment	investment	unrealized	comprehensive
Six months ended June 30, 2016	securities	securities	gains (losses)	income (loss)
	(in thousands)
Balance at December 31, 2015	$(3,729)	(3,240)	(54,536)	(61,505)
Other comprehensive income before reclassification	1,550	917	—	2,467
Amount reclassified from accumulated other comprehensive income (loss)	(319)	(188)	2,037	1,530
Net current period other comprehensive income	1,231	729	2,037	3,997
Balance at June 30, 2016	$(2,498)	$(2,511)	(52,499)	(57,508)

		Change in
		valuation
		allowance for
		unrealized	Pension and	Total
	Unrealized	gains	postretirement	accumulated
	(gains) losses	(losses) on	benefits	other
	on investment	investment	unrealized	comprehensive
Six months ended June 30, 2015	securities	securities	gains (losses)	income (loss)
	(in thousands)
Balance at December 31, 2014	$(727)	(1,471)	(48,245)	(50,443)
Other comprehensive loss before reclassification	(222)	(158)	—	(380)
Amount reclassified from accumulated other comprehensive income (loss)	(1,764)	(1,020)	1,876	(908)
Net current period other comprehensive income (loss)	(1,986)	(1,178)	1,876	(1,288)
Balance at June 30, 2015	$(2,713)	$(2,649)	(46,369)	(51,731)

Reclassifications from accumulated other comprehensive income (loss) and included in net income are summarized in the tables that follow.

	For the three months ended June 30, 2016
		Tax
		(expense)
	Pre-tax	benefit	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Sponsored funds investment gains	$589	(219)	370	Investment and other income (loss)
Valuation allowance	—	219	219	Provision for income taxes
Amortization of pension and postretirement benefits	(1,526)	566	(960)	Underwriting and distribution expense and Compensation and related costs
Total	$(937)	566	(371)

	For the three months ended June 30, 2015
		Tax
		(expense)
	Pre-tax	benefit	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Realized gain on sale of sponsored investment securities	$459	(170)	289	Investment and other income (loss)
Valuation allowance	—	169	169	Provision for income taxes
Amortization of pension and postretirement benefits	(1,330)	397	(933)	Underwriting and distribution expense and Compensation and related costs
Total	$(871)	396	(475)

	For the six months ended June 30, 2016
		Tax
		(expense)
	Pre-tax	benefit	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Sponsored funds investment gains	$508	(189)	319	Investment and other income (loss)
Valuation allowance	—	188	188	Provision for income taxes
Amortization of pension and postretirement benefits	(3,222)	1,185	(2,037)	Underwriting and distribution expense and Compensation and related costs
Total	$(2,714)	1,184	(1,530)

	For the six months ended June 30, 2015
		Tax
		(expense)
	Pre-tax	benefit	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Realized gain on sale of sponsored investment securities	$2,804	(1,040)	1,764	Investment and other income (loss)
Valuation allowance	—	1,020	1,020	Provision for income taxes
Amortization of pension and postretirement benefits	(2,827)	951	(1,876)	Underwriting and distribution expense and Compensation and related costs
Total	$(23)	931	908

11.Redeemable Noncontrolling Interests

Redeemable noncontrolling interests in net income for the three and six months ended June 30, 2016 was $(0.1) million and $0.4 million, respectively.

Noncontrolling interests in consolidated sponsored funds may fluctuate from period to period and are impacted by changes in the Company’s percentage of ownership in sponsored funds, changes in third party investment in sponsored funds and market volatility in the sponsored funds’ underlying investments.

The following table details a rollforward of redeemable noncontrolling interests in consolidated sponsored funds for the six months ended June 30, 2016:

Six months ended
June 30, 2016
(in thousands)

Redeemable noncontrolling interests in sponsored funds upon adoption of new consolidation accounting guidance on January 1, 2016	$14,330
Redeemable noncontrolling interests in sponsored funds consolidated during the period	18,249
Redeemable noncontrolling interests ownership change during the period	22,143
Redeemable noncontrolling interests deconsolidation	(44,234)
Net income attributable to redeemable noncontrolling interests	377
Ending balance of redeemable noncontrolling interest in consolidated sponsored funds	$10,865

12.Share-Based Compensation

In the second quarter of 2016, we granted 2,213,850 shares of restricted stock with an average fair value of $22.27 per share under the Company’s 1998 Stock Incentive Plan, as amended and restated (the “SI Plan”).  The value of those shares at the grant date, aggregating to $49.3 million, will generally be amortized to expense over a four-year vesting period.

13.Contingencies

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

The Company establishes reserves for litigation and similar matters when those matters present material loss contingencies that management determines to be both probable and reasonably estimable in accordance with ASC 450, "Contingencies."    These amounts are not reduced by amounts that may be recovered under insurance or claims against third parties, but undiscounted receivables from insurers or other third parties may be accrued separately. The Company regularly revises such accruals in light of new information.  The Company discloses the nature of the contingency when management believes it is reasonably possible the outcome may be significant to the Company’s consolidated financial statements and, where feasible, an estimate of the possible loss.  For purposes of our litigation contingency disclosures, “significant” includes material matters as well as other items that management believes should be disclosed.  Management’s judgment is required related to contingent liabilities because the outcomes are difficult to predict.

In an action filed on February 18, 2016 in the United States District Court for the District of Kansas, Saket Kapor [sic], Peter Brockett and Hieu Phan v. Ivy Investment Management Company, et. al. (Case No. 2:16-cv-02106-JWL-TJJ), the Company's registered investment advisor subsidiaries, the trustees of two of the Company’s affiliated mutual funds, and an officer of a Company subsidiary were sued in a putative derivative action by three mutual fund shareholders alleging breach of fiduciary duty and breach of contract claims relating to investments held in the affiliated mutual funds.  On behalf of the mutual funds, the plaintiffs seek monetary damages and demand a jury trial.  On April 18, 2016, the plaintiffs dismissed the complaint in the United States District Court for the District of Kansas and filed a similar complaint against the same defendants, regarding the same substantive allegations and causes of action, in the District Court of Johnson County, Kansas (Case No. I6CV02338 Div.4).  On April 25, 2016, the plaintiffs voluntarily dismissed the officer of a Company subsidiary as a defendant.  On June 30, 2016, the remaining defendants filed a Motion to Dismiss the complaint.  To date, no discovery has taken place.

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We derive our revenues from providing investment management and advisory services, investment product underwriting and distribution, and shareholder services administration to the Funds, the IGI Funds, and institutional and separately managed accounts. Investment management and/or advisory fees are based on the amount of average assets under management and are affected by sales levels, financial market conditions, redemptions and the composition of assets. Our underwriting and distribution revenues consist of fees earned on fee-based asset allocation products and related advisory services, Rule 12b-1 asset-based service and distribution fees, distribution fees on certain variable products, and commissions derived from sales of investment and insurance products. The products sold have various commission structures and the revenues received from those sales vary based on the type and dollar amount sold.  Shareholder service fee revenue includes transfer agency fees, custodian fees from retirement plan accounts and portfolio accounting and administration fees, and is earned based on assets under management or number of client accounts.  Our major expenses are for commissions, employee compensation, field support, dealer services and information technology.

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

Company Developments

•

We continue to make progress on modernization of our brokerage and product platform and in July 2016 completed the restructuring of our share classes for advisory products.  We believe that these initiatives, referred to internally as “Project E,” position the Retail Broker-Dealer channel for long-term competitiveness.  These initiatives move us from a paper-based, labor intensive environment to one utilizing innovative brokerage platform technology, including significant enhancements to our investment advisory programs, financial planning capabilities and client experience.

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

•

Our assets under management decreased 28% from $120.7 billion at June 30, 2015 to $86.5 billion at June 30, 2016 driven by net outflows of $25.2 billion and market depreciation of $9.0 billion. Our average assets under management decreased 26% from $123.5 billion for the quarter ended June 30, 2015 to $90.8 billion for the quarter ended June 30, 2016.

•	Operating revenues of $319.2 million in the second quarter of 2016 decreased $74.8 million, or 19%, compared to the second quarter of 2015.

•

Operating income of $53.8 million in the second quarter of 2016 decreased $57.3 million, or 52%, compared to the second quarter of 2015.  Our operating margin of 16.8% for the quarter ended June 30, 2016 declined from 28.2% for the quarter ended June 30, 2015. Net income attributable to Waddell & Reed Financial, Inc. of $33.7  million for the second quarter of 2016 decreased $33.8 million, or 50%, compared to this same period a year ago.

•	Our sales in the second quarter of 2016 decreased 51% compared to sales in the second quarter of 2015.

•	During the second quarter of 2016, we returned $60.4 million of capital to stockholders through dividends and share repurchases, compared to $61.6 million in the same period in 2015.

•	Our balance sheet remains solid, and we ended the second quarter of 2016 with cash and investments of $819.3 million, excluding redeemable noncontrolling interests in consolidated sponsored funds.

•

Our income statement for the three months ended June 30, 2016 included expenses of $17.0 million related to a voluntary separation offering (the “VSO”) and involuntary separation program (the “ISP”), $5.9 million related to accelerated deferred acquisition cost amortization in connection with our share conversion for certain advisory products, and $1.3 million related to Project E implementation costs.

Assets Under Management

During the second quarter of 2016, assets under management decreased 9% to $86.5 billion from $95.2 billion at March 31, 2016 due to outflows of $9.8 billion, partially offset by market appreciation of $1.0 billion.

Change in Assets Under Management(1)

	Second Quarter 2016
	Retail
	Unaffiliated	Retail Broker
	Distribution	Dealer	Institutional	Total
	(in millions)

Beginning Assets	$38,623	42,142	14,426	95,191

Sales (2)	1,526	1,094	190	2,810
Redemptions	(5,543)	(1,329)	(5,699)	(12,571)
Net Exchanges	127	(163)	36	—
Net Flows	(3,890)	(398)	(5,473)	(9,761)

Market Action	464	517	40	1,021
Ending Assets	$35,197	42,261	8,993	86,451

	Second Quarter 2015
	Retail
	Unaffiliated	Retail Broker
	Distribution	Dealer	Institutional	Total
	(in millions)

Beginning Assets	$59,412	46,385	17,097	122,894

Sales (2)	3,239	1,347	1,203	5,789
Redemptions	(4,558)	(1,279)	(1,003)	(6,840)
Net Exchanges	144	(144)	—	—
Net Flows	(1,175)	(76)	200	(1,051)

Market Action	(692)	(362)	(83)	(1,137)
Ending Assets	$57,545	45,947	17,214	120,706

Assets under management decreased to $86.5 billion at June 30, 2016 compared to $104.4 billion at December 31, 2015 due to outflows of $16.0 billion and market depreciation of $1.9 billion.

	Year to Date 2016
	Retail
	Unaffiliated	Retail Broker
	Distribution	Dealer	Institutional	Total
	(in millions)

Beginning Assets	$45,641	43,344	15,414	104,399

Sales (2)	3,671	2,161	643	6,475
Redemptions	(13,224)	(2,525)	(6,767)	(22,516)
Net Exchanges	285	(335)	50	—
Net Flows	(9,268)	(699)	(6,074)	(16,041)

Market Action	(1,176)	(384)	(347)	(1,907)
Ending Assets	$35,197	42,261	8,993	86,451

	Year to Date 2015
	Retail
	Unaffiliated	Retail Broker
	Distribution	Dealer	Institutional	Total
	(in millions)

Beginning Assets	$60,335	45,517	17,798	123,650

Sales (2)	7,110	2,616	1,504	11,230
Redemptions	(10,816)	(2,558)	(2,464)	(15,838)
Net Exchanges	367	(367)	—	—
Net Flows	(3,339)	(309)	(960)	(4,608)

Market Action	549	739	376	1,664
Ending Assets	$57,545	45,947	17,214	120,706

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

Average Assets Under Management

	Second Quarter 2016
	Retail
	Unaffiliated	Retail Broker-
	Distribution	Dealer	Institutional	Total
	(in millions)

Asset Class:
Equity	$29,049	30,860	10,891	$70,800
Fixed Income	7,397	9,791	631	17,819
Money Market	168	2,010	—	2,178
Total	$36,614	42,661	11,522	$90,797

	Second Quarter 2015
	Retail
	Unaffiliated	Retail Broker-
	Distribution	Dealer	Institutional	Total
	(in millions)

Asset Class:
Equity	$48,580	35,106	16,216	$99,902
Fixed Income	10,448	10,093	1,110	21,651
Money Market	137	1,822	—	1,959
Total	$59,165	47,021	17,326	$123,512

	Year to Date 2016
	Retail
	Unaffiliated	Retail Broker-
	Distribution	Dealer	Institutional	Total
	(in millions)

Asset Class:
Equity	$30,846	30,312	11,994	$73,152
Fixed Income	7,329	9,628	958	17,915
Money Market	178	2,020	—	2,198
Total	$38,353	41,960	12,952	$93,265

	Year to Date 2015
	Retail
	Unaffiliated	Retail Broker-
	Distribution	Dealer	Institutional	Total
	(in millions)

Asset Class:
Equity	$48,605	34,649	16,382	$99,636
Fixed Income	10,604	10,101	1,080	21,785
Money Market	146	1,825	—	1,971
Total	$59,355	46,575	17,462	$123,392

Results of Operations — Three and Six Months Ended June 30, 2016 as Compared with Three and Six Months Ended June 30, 2015

Net Income

	Three months ended
	June 30,
	2016	2015	Variance

Net income attributable to Waddell & Reed
Financial, Inc. (in thousands)	$33,695	67,445	(50)%
Earnings per share, basic and diluted	$0.41	0.80	(49)%
Operating Margin	16.8%	28.2%

	Six months ended
	June 30,		Variance
	2016	2015

Net income attributable to Waddell & Reed
Financial, Inc. (in thousands)	$70,663	134,558	(47)%
Earnings per share, basic and diluted	$0.86	1.61	(47)%
Operating Margin	19.5%	27.6%

Total Revenues

Total revenues decreased 19% to $319.2 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 due primarily to a decrease in average assets under management of 26% driven by net outflows.   For the six months ended June 30, 2016, total revenues decreased $136.4 million, or 18%, compared to the same period in the prior year due to a decrease in average assets under management of 24% driven primarily by net outflows.

	Three months ended
	June 30,
	2016	2015	Variance
	(in thousands)
Investment management fees	$140,880	185,914	(24)%
Underwriting and distribution fees	146,312	171,508	(15)%
Shareholder service fees	32,016	36,568	(12)%
Total revenues	$319,208	393,990	(19)%

	Six months ended
	June 30,
	2016	2015	Variance
	(in thousands)
Investment management fees	$285,658	368,019	(22)%
Underwriting and distribution fees	292,970	338,486	(13)%
Shareholder service fees	64,396	72,943	(12)%
Total revenues	$643,024	779,448	(18)%

Investment Management Fee Revenues

Investment management fee revenues are earned by providing investment advisory services to the Funds, the IGI Funds and to institutional and separate accounts.  Investment management fee revenues for the second quarter of 2016 decreased $45.0 million, or 24%, from last year’s second quarter.  For the six month period ended June 30, 2016, investment management fee revenues decreased $82.4 million, or 22%, compared to the same period in 2015.  The following table summarizes investment management fee revenues, related average assets under management, fee waivers and investment management fee rates for the three and six months ended June 30, 2016 and 2015.

	Three months ended June 30,
	2016	2015	Variance
	(in thousands, except for management fee rate and average assets)
Retail investment management fees	$131,307	170,822	(23)%
Retail average assets (in millions)	79,275	106,186	(25)%
Retail management fee rate	0.6662%	0.6452%
Money market fee waivers	932	1,757	(47)%
Other fee waivers	983	945	4%
Total fee waivers	$1,915	2,702	(29)%
Institutional investment management fees	$9,573	$15,092	(37)%
Institutional average assets (in millions)	11,523	17,326	(34)%
Institutional management fee rate	0.3483%	0.3494%

	Six months ended June 30,
	2016	2015	Variance
	(in thousands, except for management fee rate and average assets)
Retail investment management fees	$264,070	337,904	(22)%
Retail average assets (in millions)	80,314	105,929	(24)%
Retail management fee rate	0.6612%	0.6433%
Money market fee waivers	2,385	3,566	(33)%
Other fee waivers	2,106	1,687	25%
Total fee waivers	$4,491	5,253	(15)%
Institutional investment management fees	$21,588	$30,115	(28)%
Institutional average assets (in millions)	12,952	17,462	(26)%
Institutional management fee rate	0.3484%	0.3478%

Revenues from investment management services provided to our retail mutual funds, which are distributed through the Retail Unaffiliated Distribution and Retail Broker-Dealer channels, decreased $39.5 million in the second quarter of 2016, compared to the second quarter of 2015.  For the six months ended June 30, 2016, revenues from investment management services provided to our retail mutual funds decreased $73.8 million, compared to the first six months of 2015.  For both comparative periods, investment management revenue declined less on a percentage basis than the related average assets under management due to an increase in the average management fee rate.  A lower asset base in the Ivy Asset Strategy Fund has resulted in increased management fee rates in 2016 compared to 2015, due to the fund having a management fee rate less than our average management fee rate.  Fee waivers for the Funds are recorded as an offset to investment management fees up to the amount of fees earned.

Institutional account revenues in the second quarter of 2016 decreased $5.5 million, compared to the second quarter of 2015.  For the six month period ended June 30, 2016, institutional account revenues decreased $8.5 million, compared to the same period in 2015.

	Annualized long-term redemption rates
	(excludes money market redemptions)
	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Retail Unaffiliated Distribution channel	61.3%	31.0%	69.9%	36.9%
Retail Broker-Dealer channel	10.5%	9.0%	9.9%	9.0%
Institutional channel	198.9%	23.2%	105.1%	28.5%
Total	55.6%	21.7%	48.3%	25.3%

The increased redemption rate in both comparative periods for the Retail Unaffiliated Distribution channel was driven primarily by redemptions in the Asset Strategy funds.  Redemptions in the Asset Strategy funds represent approximately 50% of the Retail Unaffiliated Distribution channel’s redemptions during the second quarter of 2016 and the first six months of 2016.  Prolonged redemptions in the Retail Unaffiliated Distribution channel could negatively affect revenues in future periods.  During the second quarter of 2016 in the Institutional channel, an Asset Strategy account that we subadvise with $2.0 billion in assets under management, a $2.1 billion institutional account in our large cap growth strategy, and an $800.0 million institutional account in our municipal high income strategy were redeemed.

Our overall current year-to-date redemption rate of 48.3% is higher than the current year-to-date industry average of approximately 25%, based on data from the Investment Company Institute.

Underwriting and Distribution Fee Revenues and Expenses

The following tables summarize our underwriting and distribution fee revenues and expenses segregated by distribution channel:

	Second Quarter 2016
	Retail
	Unaffiliated	Retail Broker-
	Distribution	Dealer	Total
	(in thousands)

Revenue	$32,510	113,802	146,312
Expenses - Direct	(42,452)	(87,740)	(130,192)
Expenses - Indirect	(14,939)	(36,114)	(51,053)
Net Distribution (Costs)/Excess	$(24,881)	(10,052)	(34,933)

	Second Quarter 2015
	Retail
	Unaffiliated	Retail Broker-
	Distribution	Dealer	Total
	(in thousands)

Revenue	$51,768	119,740	171,508
Expenses - Direct	(66,947)	(85,177)	(152,124)
Expenses - Indirect	(13,972)	(29,666)	(43,638)
Net Distribution (Costs)/Excess	$(29,151)	4,897	(24,254)

	Year to Date 2016
	Retail
	Unaffiliated	Retail Broker-
	Distribution	Dealer	Total
	(in thousands)

Revenue	$68,433	224,537	292,970
Expenses - Direct	(89,298)	(168,017)	(257,315)
Expenses - Indirect	(28,288)	(69,478)	(97,766)
Net Distribution (Costs)/Excess	$(49,153)	(12,958)	(62,111)

	Year to Date 2015
	Retail
	Unaffiliated	Retail Broker-
	Distribution	Dealer	Total
	(in thousands)

Revenue	$103,910	234,576	338,486
Expenses - Direct	(135,542)	(167,199)	(302,741)
Expenses - Indirect	(28,001)	(60,440)	(88,441)
Net Distribution (Costs)/Excess	$(59,633)	6,937	(52,696)

The following tables summarize the significant components of underwriting and distribution fee revenues segregated by distribution channel:

	Second Quarter 2016
	Retail	Retail
	Unaffiliated	Broker-
	Distribution	Dealer	Total
	(in thousands)

Underwriting and distribution fee revenues
Rule 12b-1 service and distribution fees	$31,590	27,739	59,329
Fee-based asset allocation product revenues	—	55,486	55,486
Sales commissions on front-end load mutual fund and variable annuity products	190	17,352	17,542
Sales commissions on other products	—	8,029	8,029
Other revenues	730	5,196	5,926
Total	$32,510	113,802	146,312

	Second Quarter 2015
	Retail	Retail
	Unaffiliated	Broker-
	Distribution	Dealer	Total
	(in thousands)

Underwriting and distribution fee revenues
Rule 12b-1 service and distribution fees	$49,818	31,429	81,247
Fee-based asset allocation product revenues	—	57,717	57,717
Sales commissions on front-end load mutual fund and variable annuity products	1,015	18,266	19,281
Sales commissions on other products	—	6,509	6,509
Other revenues	935	5,819	6,754
Total	$51,768	119,740	171,508

	Year to Date 2016
	Retail	Retail
	Unaffiliated	Broker-
	Distribution	Dealer	Total
	(in thousands)

Underwriting and distribution fee revenues
Rule 12b-1 service and distribution fees	$66,162	55,105	121,267
Fee-based asset allocation product revenues	—	109,156	109,156
Sales commissions on front-end load mutual fund and variable annuity products	511	33,853	34,364
Sales commissions on other products	—	15,993	15,993
Other revenues	1,760	10,430	12,190
Total	$68,433	224,537	292,970

	Year to Date 2015
	Retail	Retail
	Unaffiliated	Broker-
	Distribution	Dealer	Total
	(in thousands)

Underwriting and distribution fee revenues
Rule 12b-1 service and distribution fees	$99,742	61,765	161,507
Fee-based asset allocation product revenues	—	113,139	113,139
Sales commissions on front-end load mutual fund and variable annuity products	1,935	35,192	37,127
Sales commissions on other products	—	12,787	12,787
Other revenues	2,233	11,693	13,926
Total	$103,910	234,576	338,486

Underwriting and distribution revenues earned in the second quarter of 2016 decreased by $25.2 million, or 15%, compared to the second quarter of 2015.  Rule 12b-1 asset based service and distribution fees across both channels decreased $21.9 million, or 27%, quarter over quarter, driven by a decrease in average mutual fund assets under management for which we earn Rule 12b-1 revenues.  Approximately 75% of Rule 12b-1 revenues earned are a pass-through to direct underwriting and distribution expenses.  In our Retail Broker-Dealer channel, revenues from fee-based asset allocation products continued to be meaningful, comprising 49% of Retail Broker-Dealer channel underwriting and distribution revenues in the second quarter of 2016. Fee-based asset allocation assets under management slightly decreased from $18.3 billion at June 30, 2015 to $17.8 billion at June 30, 2016, producing a decrease of fee-based asset allocation revenue of $2.2 million, or 4%.

For the six months ended June 30, 2016, underwriting and distribution revenues decreased $45.5 million, or 13%, compared with the six months ended June 30, 2015.  Rule 12b-1 asset based service and distribution fees across both channels decreased $40.2 million, or 25%, compared to the first six months of 2015, driven by a decrease in average mutual fund assets under management for which we earn Rule 12b‑1 revenues.  In our Retail Broker-Dealer channel, revenues from fee-based asset allocation products decreased $4.0 million, or 4%, compared to the prior year.

Underwriting and distribution expenses for the second quarter of 2016 decreased by $14.5 million, or 7%, compared to the second quarter of 2015.  Direct expenses in the Retail Unaffiliated Distribution channel decreased by $24.5 million due to decreased average Retail Unaffiliated Distribution assets under management of 38% and lower sales volume year over year, which resulted in lower dealer compensation, wholesaler commissions and Rule 12b-1 asset-based service and distribution expenses paid to third party distributors.  Direct expenses in the Retail Broker-Dealer channel increased $2.6 million, or 3%, including a $5.9 million write-off of deferred acquisition costs classified as prepaid and other non-current assets related to the share class conversion in our advisory products.  This accelerated amortization will result in lower direct underwriting and distribution expense of $4.5 million for the last half of 2016 and $1.4 million related to 2017.  Excluding this charge, direct expenses in the Retail Broker-Dealer channel decreased $3.3 million due to decreased Rule 12b-1 asset-based service expenses and commissions expense.  Indirect expenses across both channels increased $7.4 million, or 17%, compared to the second quarter of 2015, primarily due to increased employee compensation and benefits of $7.1 million related the VSO and the ISP and $1.3 million related to Project E implementation costs.  These increases were partially offset by lower advertising expenses and sales meeting costs. In July of 2016, we converted load-waived A shares previously offered in our advisory products to institutional share classes, which do not charge a Rule 12b-1 fee or a contingent deferred sales charge.  As a result, we will no longer collect Rule 12b-1 asset-based service and distribution fee revenue on these assets under management, which is expected to reduce our pre-tax operating income by an estimated $7.8 million for the remainder of 2016, net of underwriting and distribution expenses.

For the six months ended June 30, 2016, underwriting and distribution expenses decreased by $36.1 million, or 9%, compared to the first six months of 2015.  Direct expenses in the Retail Unaffiliated Distribution channel decreased by $46.2 million due to decreased average wholesale assets under management of 35% and lower sales volume year over year, which resulted in lower dealer compensation, wholesaler commissions and Rule 12b-1 asset-based service and distribution expenses paid to third party distributors.  Direct expenses in the Retail Broker-Dealer channel increased $0.8 million, including a $5.9 million write-off of deferred acquisition costs classified as prepaid and other non-current assets related to our share conversion for certain advisory products.  Excluding this charge, direct expenses in the Retail Broker-Dealer channel decreased $5.1 million due to decreased Rule 12b-1 asset-based service expenses and commissions expense.  Indirect expenses, across both channels, during the six months ended June 30, 2016 increased $9.3 million, or 11%, compared with the six months ended June 30, 2015, primarily due to increased employee compensation and benefits of $7.1 million related to the VSO and the ISP, computer services and software expenses and consulting expenses, partially offset by lower advertising expenses and sales meeting costs.  Indirect costs in the Retail Broker-Dealer channel included $2.7 million related to Project E implementation costs.

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

During the second quarter of 2016, shareholder service fee revenue decreased $4.6 million, or 12%, compared to the second quarter of 2015 primarily due to lower average assets under management causing a decrease in asset-based fees.  Of the decrease in asset-based fees, fees for the I, Y, R and R6 share classes of the Funds decreased $4.3 million, or 42%, compared to the second quarter of 2015.  Assets in the I, Y, R and R6 share classes of the Funds declined 40% from a quarterly average of $27.4 billion at June 30, 2015 to an average of $16.5 billion at June 30, 2016.  For the six month period ended June 30, 2016, shareholder service fee revenue decreased $8.5 million, or 12%, compared to the same period in 2015 due to a decrease in asset-based fees.  Asset-based fees during the six months ended June 30, 2016 for the I, Y, R and R6 share classes of the Funds decreased $8.1 million, or 39%.  Assets in the I, Y, R and R6 share classes of the Funds declined 38% from an average of $27.4 billion at June 30, 2015 to an average of $17.1 billion at June 30, 2016.

The share class conversion in July of 2016 from load-waived Class A shares to institutional share classes offered in our advisory programs will result in lower shareholder service fee revenue.  Certain transfer agency fees for institutional share classes are asset-based and maintain lower revenue rates compared to account-based transfer agency fees.  Shareholder service fee revenue will decline following the share class conversion in 2016 and will result in lower revenue rates compared to account-based transfer agency fees.  Based on the composition of accounts and relative balances as of June 30, 2016, shareholder service fee revenue is expected to decline approximately $7.8 million for the remainder of 2016.

Total Operating Expenses

Operating expenses decreased $17.5 million, or 6%, in the second quarter of 2016 compared to the second quarter of 2015, primarily due to decreased underwriting and distribution expenses and general and administrative expenses.   For the six months ended June 30, 2016, operating expenses decreased $46.1 million, or 8%, compared to the first six months of 2015, primarily due to decreased underwriting and distribution expenses and general and administrative expenses, offset by increased compensation and related costs related to the VSO and the ISP severance and related charges.  Underwriting and distribution expenses are discussed above.

	Three months ended
	June 30,
	2016	2015	Variance
	(in thousands)

Underwriting and distribution	$181,245	195,762	(7)%
Compensation and related costs	58,341	52,829	10%
General and administrative	19,276	27,897	(31)%
Subadvisory fees	2,325	2,394	(3)%
Depreciation	4,260	4,064	5%
Total operating expenses	$265,447	282,946	(6)%

	Six months ended
	June 30,
	2016	2015	Variance
	(in thousands)

Underwriting and distribution	$355,081	391,182	(9)%
Compensation and related costs	111,281	106,324	5%
General and administrative	38,428	53,575	(28)%
Subadvisory fees	4,418	4,781	(8)%
Depreciation	8,622	8,098	6%
Total operating expenses	$517,830	563,960	(8)%

Cost Reduction Efforts

As previously announced, the Company completed significant cost reduction efforts to offset the projected decrease in 2016 operating income related to lower assets under management and the implementation of Project E - the modernization of our brokerage and product platform, including the restructuring of our share classes, which we completed in July 2016.  We have completed the process to identify cost reductions of approximately 10% or $40.0 million on an annual run-rate basis in 2017, with approximately two-thirds of these savings projected to be realized in 2016.  These reductions are expected to impact general and administrative costs, compensation costs and indirect underwriting and distribution costs.  The Company’s workforce was reduced by approximately 10% during the second quarter of 2016 pursuant to the VSO and the ISP.  The company recorded a pre-tax restructuring charge of $17.0 million in the second quarter of 2016 related to employee-termination benefits in connection with the VSO and the ISP, including cash severance costs, the acceleration of stock-based compensation and outplacement services.

Compensation and Related Costs

Compensation and related costs during the second quarter of 2016 increased $5.5 million, or 10%, compared to the second quarter of 2015.  A $9.6 million increase related to the VSO and the ISP severance and related charges and an increase in share-based compensation of $1.3 million were the primary drivers.  Partially offsetting the increases, incentive compensation, base salaries and other miscellaneous compensation decreased by a total of $5.1 million, compared to the second quarter of 2015.

For the six months ended June 30, 2016, compensation and related costs increased $5.0 million, or 5%, compared to the first six months of 2015.  Increases of $9.6 million related to the VSO and the ISP severance and related charges, and share-based compensation of $2.3 million were the primary contributors.  Partially offsetting the increases, incentive compensation and other miscellaneous compensation decreased by $6.9 million, compared to the first six months of 2015.

General and Administrative Costs

General and administrative expenses decreased $8.6 million to $19.3 million for the second quarter of 2016, compared to the second quarter of 2015.  Lower dealer servicing costs, computer services and software expense, and advertising costs drove the decrease.  A majority of dealer service costs represent pass-through account servicing costs to third party dealers and are based on lower asset levels in certain share classes.

For the six months ended June 30, 2016, general and administrative expenses decreased $15.1 million to $38.4 million, compared to the same period in 2015.  The decrease is due to lower dealer service costs, computer services and software expense, and lower money market fund reimbursements.

Subadvisory Fees

Subadvisory fees represent fees paid to other asset managers for providing advisory services for certain mutual fund portfolios.  Gross management fee revenues for products subadvised by others were $4.0 million for the three months ended June 30, 2016 compared to $4.4 million for the second quarter of 2015 due to a less than 1% decrease in subadvised average net assets under management.  For the six months ended June 30, 2016, gross management fee revenues for products subadvised by others were $7.6 million compared to $8.9 million for the same period in 2015 due to a 4% decrease in average net assets under management.  For both comparative periods, gross management fee revenues for subadvised products decreased at a greater rate than the related average net assets under management due to a decrease in the average management fee rate.  The decrease in the average management fee rate was driven by a mix-shift of assets into subadvised funds with lower management fee rates.  Subadvisory expenses during the three and six months ended June 30, 2016 decreased in relation to revenue when compared to the same periods in 2015.

Subadvised average assets under management at June 30, 2016 were $2.5 billion compared to an average of $2.6 billion at June 30, 2015.

Investment and Other Income (Loss) and Taxes

Investment and other income was $0.7 million for the three months ended June 30, 2016, compared to investment and other income of $9 thousand for the same period in 2015.  With our hedge program implemented with respect to (91% of) our investments in sponsored funds, we recognized $2.5 million of net losses related to our seed capital investments and associated hedges.  This net loss was more than offset by $2.0 million in dividend and interest income and $0.6 million in realized gains on the sales of sponsored funds held as available for sale. The second quarter of 2016 also included $0.4 million of gains attributable to noncontrolling interests in sponsored funds for the period in which the Company held majority ownership.  During the second quarter of 2015, we recognized $0.9 million of mark-to-market losses related to our portfolio of sponsored funds held as trading securities, and realized $0.5 million of realized gains on the sale of sponsored funds held as available for sale.  Dividend and interest income in the second quarter of 2015 was $0.8 million.

Investment and other losses were $9.5 million for the six months ended June 30, 2016, compared to investment and other income of $4.0 million in the same period in 2015.  The majority of the loss in the first six months of 2016 is related to mark-to-market unrealized losses on our sponsored funds prior to implementing our hedge program.  Prior to executing total return swap contracts in the first part of January 2016, we recognized $9.6 million of unrealized losses related to our portfolio of consolidated sponsored funds, sponsored funds held as trading and equity method sponsored funds.  With our hedge program implemented, we recognized an additional $5.0 million of net losses related to our seed capital investments and associated hedges for the remainder of the first six months of 2016.  The six months ended June 30, 2016 also included $3.0 million in dividend and interest income and $1.2 million of gains attributable to noncontrolling interests in sponsored funds for the period in which the Company held majority ownership.  For the six months ended June 30, 2015, we realized $2.8 million of gains on the sales of sponsored funds held as available for sale and dividend and interest income was $1.2 million.

Our effective income tax rate was 35.0% for the second quarter of 2016, as compared to 37.7% for the second quarter of 2015.  The Company has a deferred tax asset related to a capital loss carryforward that is available to offset current and future capital gains.  Further, the Company has deferred tax assets for unrealized losses in investment securities and partnerships.  Due to the character of the losses and the limited carryforward permitted upon realization, the Company has a valuation allowance recorded against these deferred tax assets.  During the second quarter of 2016, increases in the fair value of the Company’s investment portfolios, as well as realized capital gains on securities classified as available for sale decreased the valuation allowance, thereby reducing income tax expense by $1.8 million.  During the second quarter of 2015, a decrease in the fair value of the Company’s trading securities portfolio increased the valuation allowance, thereby increasing income tax expense by $0.4 million.

Certain subsidiaries of the Company have deferred tax assets for net operating loss carryforwards in states in which these companies file tax returns on a separate company basis.  The Company has a valuation allowance on the portion of the deferred tax assets where it is more likely than not that the asset will not be realized due to an inability to generate sufficient taxable income in future years to utilize the net operating loss carryforwards.  In the second quarter of 2015, the Company released a portion of the valuation allowance on state net operating loss carryforward deferred tax assets, which reduced income tax expense by $0.6 million.

The second quarter 2016 and 2015 effective income tax rates, removing the effects of the valuation allowance, would have been 38.4% and 37.9%, respectively.  The adjusted effective tax rate in the second quarter of 2016 was higher primarily due to lower income before taxes in the second quarter of 2016, which increased the impact of non-deductible expenses on the effective income tax rate.

Our effective income tax rate was 35.5% for the six months ended June 30, 2016, as compared to 37.1% for the six months ended June 30, 2015.  During 2016, increases in the fair value of the Company’s investment portfolios as well as realized capital gains on securities classified as available for sale allowed for a release of a portion of the valuation allowance, thereby reducing income tax expense by $2.9 million.  During 2015, realized capital gains on the sale of securities classified as available for sale decreased the valuation allowance, thereby reducing income tax expense by $0.8 million.  Additionally, the Company released a portion of the valuation allowance on state net operating loss carryforward deferred tax assets, which reduced income tax expense by $0.6 million.

Removing the effects of the valuation allowance for the six months ended June 30, 2016 and 2015, the effective income tax rate would have been 38.1% and 37.8%, respectively.  The adjusted effective tax rate in 2016 was higher primarily due to lower income before taxes, which increased the impact of non-deductible expenses on the effective income tax rate.

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

Pay Dividends

We paid quarterly dividends on our Class A common stock that resulted in financing cash outflows of $76.6 million and $72.2 million for the first six months of 2016 and 2015, respectively.  The Company’s Board of Directors approved a quarterly dividend on our Class A common stock of $0.46 per share payable on August 1, 2016 to stockholders of record as of July 11, 2016.

Repurchase Our Stock

We repurchased 2,201,497 shares and 622,591 shares of our Class A common stock in the open market or privately during the six months ended June 30, 2016 and 2015, respectively, resulting in cash outflows of $47.5 million and $30.0 million, respectively.

Operating Cash Flows

Cash from operations, our primary source of funds, decreased $137.4 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.  The decrease is primarily due to $69.0 million related to seeding new investment products and lower net income of $63.5 million.

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

Financing Cash Flows

As noted previously, dividends and stock repurchases accounted for a majority of our financing cash outflows in the first six months of 2016 and 2015.

Future Capital Requirements

Management believes its available cash, marketable securities and expected cash flow from operations will be sufficient to fund its short-term operating and capital requirements during 2016. Expected short-term uses of cash include dividend payments, interest payments on outstanding debt, income tax payments, seed money for new products, capital expenditures including those related to the Project E initiatives, share repurchases, transition loans to financial advisors, pension funding, restructuring costs and home office leasehold and building improvements, and could include strategic acquisitions.

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

Supplemental Information

	Second	Second		Year to	Year to
	Quarter	Quarter		Date	Date
	2016	2015	Variance	2016	2015	Variance

Asset Manager (in millions)
Retail Unaffiliated Distribution
AUM	$35,197	57,545	(38.8)%	$35,197	57,545	(38.8)%
Net flows	$(3,890)	(1,175)	(231.1)%	$(9,268)	(3,339)	(177.6)%
Organic decay annualized	(40.3)%	(7.9)%		(40.6)%	(11.1)%
Redemption rate	61.3%	31.0%		69.9%	36.9%

Retail Broker-Dealer
AUM	$42,261	45,947	(8.0)%	$42,261	45,947	(8.0)%
Net flows	$(398)	(76)	(423.7)%	$(699)	(309)	(126.2)%
Organic decay annualized	(3.8)%	(0.7)%		(3.2)%	(1.4)%
Redemption rate	10.5%	9.0%		9.9%	9.0%

Institutional
AUM	$8,993	17,214	(47.8)%	$8,993	17,214	(47.8)%
Net flows	$(5,473)	200	(2836.5)%	$(6,074)	(960)	(532.7)%
Organic growth (decay) annualized	(151.8)%	4.7%		(78.8)%	(10.8)%
Redemption rate	198.9%	23.2%		105.1%	28.5%

Broker-Dealer
AUA (1) (in billions)	$50.5	53.6	(5.8)%	$50.5	53.6	(5.8)%
AUA fee based accounts (in billions)	$17.8	18.3	(2.7)%	$17.8	18.3	(2.7)%
Number of advisors	1,799	1,780	1.1%	1,799	1,780	1.1%
Advisor productivity (2) (in thousands)	$63.1	67.9	(7.1)%	$124.4	133.8	(7.0)%
U&D revenues (in thousands)	$113,802	119,740	(5.0)%	$224,537	234,576	(4.3)%

(1)	Assets under administration

(2)	Advisors’ productivity is calculated by dividing underwriting and distribution revenues for the Retail Broker-Dealer channel by the average number of advisors during the period.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

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

Item 4.Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of

1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2016, have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.

The Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Part II.Other Information

Item 1.Legal Proceedings

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

In an action filed on February 18, 2016 in the United States District Court for the District of Kansas, Saket Kapor [sic], Peter Brockett and Hieu Phan v. Ivy Investment Management Company, et. al. (Case No. 2:16-cv-02106-JWL-TJJ), the Company's registered investment advisor subsidiaries, the trustees of two of the Company’s affiliated mutual funds, and an officer of a Company subsidiary were sued in a putative derivative action by three mutual fund shareholders alleging breach of fiduciary duty and breach of contract claims relating to investments held in the affiliated mutual funds.  On behalf of the mutual funds, the plaintiffs seek monetary damages and demand a jury trial.  On April 18, 2016, the plaintiffs dismissed the complaint in the United States District Court for the District of Kansas and filed a similar complaint against the same defendants, regarding the same substantive allegations and causes of action, in the District Court of Johnson County, Kansas (Case No. I6CV02338 Div.4).  On April 25, 2016, the plaintiffs voluntarily dismissed the officer of a Company subsidiary as a defendant.  On June 30, 2016, the remaining defendants filed a Motion to Dismiss the complaint.  To date, no discovery has taken place.

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

Item 1A.Risk Factors

The Company has had no material changes during the quarter to its Risk Factors from those previously reported in the Company’s 2015 Form 10-K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information about the shares of Class A common stock we repurchased during the second quarter of 2016.

			Total Number of	Maximum Number (or
			Shares	Approximate Dollar
			Purchased as	Value) of Shares That
	Total Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under The
Period	Purchased (1)	per Share	Program	Program
April 1 ‑ April 30	583,675	$21.92	325,000	n/a	(1)
May 1 ‑ May 31	100,000	19.58	100,000	n/a	(1)
June 1 ‑ June 30	392,151	18.14	350,000	n/a	(1)
Total	1,075,826	$20.32	775,000

(1)

On August 31, 1998, we announced that our Board of Directors approved a program to repurchase shares of our common stock on the open market.  Under the repurchase program, we are authorized to repurchase, in any seven-day period, the greater of (i) 3% of our outstanding common stock or (ii) $50 million of our common stock.  We may repurchase our common stock in privately negotiated transactions or through the New York Stock Exchange, other national or regional market systems, electronic communication networks or alternative trading systems.  Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased.  Our Board of Directors reviewed and ratified the stock repurchase program in October 2012.  During the second quarter of 2016, 775,000 shares of our common stock were repurchased pursuant to the repurchase program and 300,826 shares, reflected in the table above, were purchased in connection with funding employee income tax withholding obligations arising from the vesting of restricted shares.

Item 6.Exhibits

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

101*

Materials from the Waddell & Reed Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Unaudited Consolidated Financial Statements, tagged in detail.

*     Filed herewith

**   Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of July 2016.

WADDELL & REED FINANCIAL, INC.

By:	/s/ Henry J. Herrmann
Chief Executive Officer, Chairman of the Board and Director
(Principal Executive Officer)

By:	/s/ Brent K. Bloss
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/ Benjamin R. Clouse
Vice President
(Principal Accounting Officer)