Form 10-Q
period 2016-09-30
WADDELL & REED FINANCIAL INC
filed 2016-10-28
CIK 1052100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Class	Outstanding as of October 14, 2016
Class A common stock, $.01 par value	82,806,327

WADDELL & REED FINANCIAL, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

Quarter Ended September 30, 2016

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	September 30,
	2016	December 31,
	(Unaudited)	2015
Assets:
Cash and cash equivalents	$529,784	558,495
Cash and cash equivalents - restricted	22,064	66,880
Investment securities	319,247	291,743
Receivables:
Funds and separate accounts	25,670	34,399
Customers and other	153,322	220,660
Income taxes receivable	4,377	10,594
Prepaid expenses and other current assets	23,213	34,800
Total current assets	1,077,677	1,217,571

Property and equipment, net	105,812	105,434
Deferred sales commissions, net	5,279	24,262
Goodwill and identifiable intangible assets	152,618	158,118
Deferred income taxes	26,833	32,692
Other non-current assets	30,398	17,074
Total assets	$1,398,617	1,555,151

Liabilities:
Accounts payable	$27,260	32,858
Payable to investment companies for securities	41,213	113,648
Payable to third party brokers	33,708	49,848
Payable to customers	61,735	120,420
Accrued compensation	75,606	69,335
Other current liabilities	62,386	57,104
Total current liabilities	301,908	443,213

Long-term debt	189,562	189,432
Accrued pension and postretirement costs	24,726	48,810
Other non-current liabilities	26,572	27,241
Total liabilities	542,768	708,696

Commitments and contingencies

Redeemable noncontrolling interests	10,372	—

Stockholders’ equity:
Preferred stock—$1.00 par value: 5,000 shares authorized; none issued	—	—
Class A Common stock—$0.01 par value: 250,000 shares authorized; 99,701 shares issued; 82,819 shares outstanding (82,850 at December 31, 2015)	997	997
Additional paid-in capital	293,134	331,611
Retained earnings	1,151,376	1,141,608
Cost of 16,882 common shares in treasury (16,851 at December 31, 2015)	(542,011)	(566,256)
Accumulated other comprehensive loss	(58,019)	(61,505)
Total stockholders’ equity	845,477	846,455

Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,398,617	1,555,151

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited, in thousands, except for per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015

Revenues:
Investment management fees	$138,745	175,218	424,403	543,237
Underwriting and distribution fees	135,778	165,130	428,748	503,616
Shareholder service fees	28,563	35,761	92,959	108,704
Total	303,086	376,109	946,110	1,155,557

Operating expenses:
Underwriting and distribution	152,999	189,065	508,080	580,247
Compensation and related costs (including share-based compensation of $12,425, $12,073, $38,573 and $35,880 respectively)	40,214	46,157	151,495	152,481
General and administrative	23,280	25,458	61,708	79,033
Subadvisory fees	2,566	2,305	6,984	7,086
Depreciation	4,541	4,117	13,163	12,215
Intangible asset impairment	5,700	—	5,700	—
Total	229,300	267,102	747,130	831,062

Operating income	73,786	109,007	198,980	324,495
Investment and other income (loss)	7,878	(16,872)	(1,653)	(12,891)
Interest expense	(2,792)	(2,765)	(8,336)	(8,296)

Income before provision for income taxes	78,872	89,370	188,991	303,308
Provision for income taxes	24,067	41,312	63,146	120,692
Net income	54,805	48,058	125,845	182,616
Net income attributable to redeemable noncontrolling interests	978	—	1,355	—
Net income attributable to Waddell & Reed Financial, Inc	$53,827	48,058	124,490	182,616

Net income per share attributable to Waddell and Reed Financial, Inc. common shareholders, basic and diluted:	$0.65	0.58	1.51	2.18

Weighted average shares outstanding, basic and diluted:	82,834	83,469	82,629	83,709

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015

Net income	$54,805	48,058	125,845	182,616

Other comprehensive income:

Unrealized appreciation (depreciation) of available for sale investment securities during the period, net of income tax expense (benefit) of $1, $(5), $2, and $(0), respectively	(344)	(1,321)	1,616	(4,485)

Pension and postretirement benefits, net of income tax expense (benefit) of $(167), $526, $1,018 and $1,477, respectively	(167)	888	1,870	2,764

Comprehensive income	54,294	47,625	129,331	180,895
Comprehensive income attributable to redeemable noncontrolling interests	978	—	1,355	—
Comprehensive income attributable to Waddell & Reed Financial, Inc.	$53,316	47,625	127,976	180,895

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity and redeemable noncontrolling interests

For the Nine Months Ended September 30, 2016

(Unaudited, in thousands)

								Redeemable
						Accumulated Other	Total	Non
	Common Stock		Additional	Retained	Treasury	Comprehensive	Stockholders’	Controlling
	Shares	Amount	Paid-in Capital	Earnings	Stock	Income (Loss)	Equity	interest
Balance at December 31, 2015	99,701	997	331,611	1,141,608	(566,256)	(61,505)	846,455	—
Adoption of consolidation guidance on January 1, 2016 - redeemable noncontrolling interests in sponsored funds	—	—	—	—	—	—	—	14,330
Net income	—	—	—	124,490	—	—	124,490	1,355
Net redemption of redeemable noncontrolling interests in sponsored funds	—	—	—	—	—	—	—	(5,313)
Recognition of equity compensation	—	—	38,573	—	—	—	38,573	—
Net issuance/forfeiture of nonvested shares	—	—	(72,229)	—	72,229	—	—	—
Dividends accrued, $1.38 per share	—	—	—	(114,722)	—	—	(114,722)	—
Tax impact of share-based payment arrangements	—	—	(4,821)	—	—	—	(4,821)	—
Repurchase of common stock	—	—	—	—	(47,984)	—	(47,984)	—
Other comprehensive income	—	—	—	—	—	3,486	3,486	—
Balance at September 30, 2016	99,701	$997	293,134	1,151,376	(542,011)	(58,019)	845,477	10,372

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the nine months ended September 30,
	2016	2015

Cash flows from operating activities:
Net income	$125,845	182,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,163	12,218
Write down of impaired assets	5,700	—
Amortization of deferred sales commissions	21,842	34,251
Share-based compensation	38,573	35,880
Excess tax benefits from share-based payment arrangements	(2,234)	(5,357)
Investments gain, net	(13,834)	(2,799)
Net purchases and sales or maturities of trading securities	(24,353)	59
Deferred income taxes	4,840	(2,384)
Net change in trading securities held by consolidated sponsored funds	(57,444)	—
Other	525	17,965
Changes in assets and liabilities:
Cash and cash equivalents - restricted	44,816	36,990
Customer and other receivables	67,338	44,219
Payable to investment companies for securities and payable to customers	(131,120)	(84,815)
Receivables from funds and separate accounts	8,729	5,782
Other assets	(2,826)	(14,771)
Deferred sales commissions	(2,859)	(9,093)
Accounts payable and payable to third party brokers	(21,738)	(24,622)
Other liabilities	(8,904)	4,434

Net cash provided by operating activities	$66,059	230,573

Cash flows from investing activities:
Purchases of available for sale and equity method securities	(71,852)	(25,893)
Proceeds from sales of available for sale and equity method securities	148,373	30,363
Additions to property and equipment	(13,933)	(20,635)
Net cash of sponsored funds on consolidation	6,887	—
Other	(194)	(2,200)

Net cash provided by (used in) investing activities	$69,281	(18,365)

Cash flows from financing activities:
Dividends paid	(114,736)	(108,249)
Repurchase of common stock	(47,984)	(63,277)
Net subscriptions from (redemptions and distributions to) redeemable noncontrolling interests in sponsored funds	(3,695)	—
Excess tax benefits from share-based payment arrangements	2,234	5,357
Other	130	—

Net cash used in financing activities	$(164,051)	(166,169)
Net increase (decrease) in cash and cash equivalents	(28,711)	46,039
Cash and cash equivalents at beginning of period	558,495	566,621
Cash and cash equivalents at end of period	$529,784	612,660

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.Description of Business and Significant Accounting Policies

Waddell & Reed Financial, Inc. and Subsidiaries

Waddell & Reed Financial, Inc. and subsidiaries (hereinafter referred to as the “Company,” “we,” “our” and “us”) derive revenues from investment management and advisory services, investment product underwriting and distribution, and/or shareholder services administration provided to the Waddell & Reed Advisors group of mutual funds (the “Advisors Funds”), Ivy Funds (the “Ivy Funds”), Ivy Variable Insurance Portfolios (the “Ivy VIP”) and InvestEd Portfolios (“InvestEd”) (collectively, the Advisors Funds, Ivy Funds, Ivy VIP and InvestEd are referred to as the “Funds”), the Ivy Global Investors Fund SICAV (the “SICAV”) and its sub-funds (the “IGI Funds”), and institutional and separately managed accounts.  The Funds and the institutional and separately managed accounts operate under various rules and regulations set forth by the United States Securities and Exchange Commission (the “SEC”).  The IGI Funds are regulated by Luxembourg’s Commission de Surveillance du Secteur Financier as an undertaking for collective investment in transferable securities (“UCITS”). Services to the Funds are provided under investment management agreements, underwriting agreements, and shareholder servicing and accounting service agreements that set forth the fees to be charged for these services.  Services to the IGI Funds are provided under investment management and distribution agreements.  The majority of these agreements are subject to annual review and approval by each Fund’s board of trustees.  Our revenues are largely dependent on the total value and composition of assets under management.  Accordingly, fluctuations in financial markets and composition of assets under management can significantly impact our revenues and results of operations.

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

The accompanying unaudited consolidated financial statements are prepared consistent with the accounting policies described in Note 1 to the consolidated financial statements included in our 2015 Form 10-K except as noted below.  In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only a normal and recurring nature) necessary to present fairly our financial position at September 30, 2016, the results of operations and cash flows for the nine months ended September 30, 2016 and 2015 in conformity with accounting principles generally accepted in the United States.

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

3.New Accounting Guidance

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  This standard also specifies the accounting for certain costs to obtain or fulfill a contract with a customer.  This ASU will supersede much of the existing revenue recognition guidance in accounting principles generally accepted in the United States and is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period; early application is permitted for the first interim period within annual reporting periods beginning after December 15, 2016.  ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method.  We have evaluated our population of contracts and concluded that the adoption of this ASU will have an immaterial impact on our consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” which provides updated guidance on the recognition, measurement, presentation and disclosure of certain financial assets and financial liabilities.  This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We are evaluating the estimated impact the adoption of this ASU will have on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  This ASU will be presented using a modified retrospective approach, which includes a number of optional practical expedients that entities may elect to apply.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early application permitted.  We are evaluating the estimated impact the adoption of this ASU will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-07,“Simplifying the Transition to the Equity Method of Accounting.”  The amendments in this ASU eliminate the requirement that when an investment qualifies for the use of equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively as if the equity method had been in effect during all previous periods that the investment had been held.  ASU 2016-07 also requires that an entity that has an available for sale equity security that becomes qualified for the equity method recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method.  ASU 2016-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  We have concluded that the adoption of this ASU will have an immaterial impact on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which requires recognition of all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and classification of excess tax benefits along with other income tax cash flows as an operating activity; allows an entity to either estimate the number of awards that are expected to vest or account for forfeitures when they occur; and permits withholding up to the maximum statutory tax rates in the applicable jurisdictions.  ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted.  Upon adoption of this standard on January 1, 2017, the Company will account for forfeitures when they occur.  We do not expect a material impact on our consolidated financial statements and related disclosures upon adoption of this ASU.  However, after the adoption date, recognition of excess tax benefits as income tax benefit and tax deficiencies as income tax expense in the income statement may result in increased volatility in our provision for income taxes and effective tax rate.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” The ASU changes the impairment model for most financial assets, and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. ASU 2016-13 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. We are evaluating the estimated impact the adoption of this ASU will have on our consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments.”  This ASU eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities.  This ASU is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted. We are evaluating the estimated impact the adoption of ASU 2016-15 will have on our consolidated financial statements and related disclosures.

4.Investment Securities

Investment securities at September 30, 2016 and December 31, 2015 are as follows:

	September 30,	December 31,
	2016	2015
	(in thousands)
Available for sale securities:
Sponsored funds	$124,812	40,552
Sponsored privately offered funds	552	825
Total available for sale securities	125,364	41,377
Trading securities:
Mortgage-backed securities	15	20
Corporate bond	3	5
Common stock	101	87
Consolidated sponsored funds	123,792	—
Sponsored funds	29,597	29,701
Total trading securities	153,508	29,813
Equity method securities:
Sponsored funds	37,100	217,380
Sponsored privately offered funds	3,275	3,173
Total equity method securities	40,375	220,553
Total securities	$319,247	291,743

The following is a summary of the gross unrealized gains (losses) related to securities classified as available for sale at September 30, 2016:

	Amortized	Unrealized	Unrealized
	cost	gains	losses	Fair value
	(in thousands)
Available for sale securities:
Sponsored funds	$129,406	723	(5,317)	124,812
Sponsored privately offered funds	264	288	—	552
	$129,670	1,011	(5,317)	125,364

The following is a summary of the gross unrealized gains (losses) related to securities classified as available for sale at December 31, 2015:

	Amortized	Unrealized	Unrealized
	cost	gains	losses	Fair value
	(in thousands)
Available for sale securities:
Sponsored funds	$46,800	434	(6,682)	40,552
Sponsored privately offered funds	500	325	—	825
	$47,300	759	(6,682)	41,377

A summary of available for sale sponsored funds with fair values below carrying values at September 30, 2016 and December 31, 2015 is as follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
September 30, 2016	Fair value	losses	Fair value	losses	Fair value	losses
(in thousands)
Sponsored funds	$40,736	(528)	34,863	(4,789)	75,599	(5,317)

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
December 31, 2015	Fair value	losses	Fair value	losses	Fair value	losses
(in thousands)
Sponsored funds	$3,476	(166)	33,619	(6,516)	37,095	(6,682)

Based upon our assessment of these sponsored funds, the time frame the investments have been in a loss position and our intent to hold sponsored funds until they have recovered, we determined that a write-down was not necessary at September 30, 2016.

The corporate bond accounted for as trading matures in 2018. Mortgage-backed securities accounted for as trading and held as of September 30, 2016 mature in 2022.

Sponsored funds

The Company has classified its investments in the Advisor Funds, Ivy Funds and IGI Funds as either trading, equity method investments (when the Company owns between 20% and 50% of the fund) or as available for sale investments (when the Company owns less than 20% of the fund).  These entities do not meet the criteria of a variable interest entity (“VIE”) and are considered to be voting interest entities (“VOE”). The Company has determined the Advisor and Ivy Funds are VOEs because the structure of the investment products is such that the voting rights held by the equity holders provide for equality among equity investors.  The Company has determined that the IGI Funds are VOEs as their legal structure and the powers of their equity investors prevent the IGI Funds from meeting characteristics of being a VIE.

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

Consolidated sponsored funds

The following table details the balances related to consolidated sponsored funds at September 30, 2016, as well as the Company’s net interest in these funds:

September 30, 2016
(in thousands)

Cash	$4,524
Investments	123,792
Other assets	1,017
Other liabilities	(1,093)
Redeemable noncontrolling interests	(10,372)
Net interest in consolidated sponsored funds	$117,868

During the nine months ended September 30, 2016, we consolidated the Ivy Funds and IGI Funds in which we provided initial seed capital at the time of the fund’s formation. When we no longer have a controlling financial interest in a sponsored fund, it is deconsolidated from our financial statements.  We deconsolidated $44.2 million of these investments from our consolidated balance sheet during the first quarter of 2016.  There was no impact to the consolidated statement of income as a result of this deconsolidation.

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

Assets classified as Level 2 can have a variety of observable inputs.  These observable inputs are collected and utilized, primarily by an independent pricing service, in pricing approaches evaluated differently depending upon the specific asset to determine a value.  The fair value of municipal bonds is measured based on pricing models that take into account, among other factors, information received from market makers and broker-dealers, current trades, bid-wants lists, offerings, market movements, the callability of the bond, state of issuance and benchmark yield curves.  The fair value of corporate bonds is measured using various techniques, which consider recently executed trades in securities of the issuer or comparable issuers, market price quotations (where observable), bond spreads and fundamental data relating to the issuer.

Securities’ values classified as Level 3 are primarily determined through the use of a single quote (or multiple quotes) from dealers in the securities using proprietary valuation models.  These quotes involve significant unobservable inputs, and thus, the related securities are classified as Level 3 securities.

The following tables summarize our investment securities as of September 30, 2016 and December 31, 2015 that are recognized in our consolidated balance sheets using fair value measurements based on the differing levels of inputs.

September 30, 2016	Level 1	Level 2	Level 3	Total
	(in thousands)
Available for sale securities:
Sponsored funds	$124,812	—	—	124,812
Sponsored privately offered funds measured at net asset value (1)	—	—	—	552
Trading securities:
Mortgage-backed securities	—	15	—	15
Corporate bonds	—	3	—	3
Common stock	101	—	—	101
Consolidated sponsored funds	87,393	36,399	—	123,792
Sponsored funds	29,597	—	—	29,597
Equity method securities: (2)
Sponsored funds	37,100	—	—	37,100
Sponsored privately offered funds measured at net asset value (1)	—	—	—	3,275
Total	$279,003	36,417	—	319,247

December 31, 2015	Level 1	Level 2	Level 3	Total
	(in thousands)
Available for sale securities:
Sponsored funds	$40,552	—	—	40,552
Sponsored privately offered funds measured at net asset value (1)	—	—	—	825
Trading securities:
Mortgage-backed securities	—	20	—	20
Corporate bonds	—	5	—	5
Common stock	87	—	—	87
Sponsored funds	29,701	—	—	29,701
Equity method securities: (2)
Sponsored funds	217,380	—	—	217,380
Sponsored privately offered funds measured at net asset value (1)	—	—	—	3,173
Total	$287,720	25	—	291,743

(1)

Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.  The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

(2)

Substantially all of the Company’s equity method investments are investment companies that record their underlying investments at fair value.  Fair value is measured using the Company’s share of the investee’s underlying net income or loss, which is predominantly representative of fair value adjustments in the investments held by the investee.

5.Derivative Financial Instruments

In January 2016, the Company implemented an economic hedge program that uses total return swap contracts to hedge market risk with its investments in certain sponsored funds.  As of September 30, 2016, we had 100% of our investments in sponsored funds, excluding our available for sale portfolio, hedged, 87% of which were hedged with total return swap contracts.  Certain of the consolidated sponsored funds may utilize derivative financial instruments within their portfolios in pursuit of their stated investment objectives.  We do not hedge for speculative purposes.

As of September 30, 2016, excluding derivative financial instruments held in certain consolidated sponsored funds, the Company was party to three total return swap contracts with a combined notional value of $160.5 million. These derivative instruments are not designated as hedges for accounting purposes.  Changes in fair value of the total return swap contracts are recognized in investment and other income (loss), net on the Company’s consolidated statement of income.

The Company posted $7.0 million in cash collateral with the counterparties of the total return swap contracts as of September 30, 2016.  The cash collateral is included in customers and other receivables on the Company’s consolidated balance sheet.  The Company does not record its fair value in derivative transactions against the posted collateral.

The following table presents the fair value of the derivative financial instruments, excluding derivative financial instruments held in certain consolidated sponsored funds as of September 30, 2016:

	September 30, 2016
	Balance sheet
	location	Fair value
		(in thousands)
Total return swap contracts	Other current liabilities	$404

The following is a summary of net losses recognized in income for the three and nine months ended September 30, 2016:

	Income statement	Three months ended	Nine months ended
	location	September 30, 2016	September 30, 2016
		(in thousands)	(in thousands)
Total return swap contracts	Investment and other income (loss)	$(8,837)	$(30,767)

6.Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of purchase price over the tangible assets and identifiable intangible assets of an acquired business.  Our goodwill is not deductible for tax purposes.  Goodwill and identifiable intangible assets (all considered indefinite lived) at September 30, 2016 and December 31, 2015 are as follows:

	September 30,	December 31,
	2016	2015
	(in thousands)
Goodwill	$106,970	106,970

Mutual fund management advisory contracts	42,748	42,748
Mutual fund management subadvisory contracts	2,700	8,400
Other	200	—
Total identifiable intangible assets	45,648	51,148

Total	$152,618	158,118

We performed a review of the intangible asset associated with the subadvisory agreement during the third quarter of 2016 due to a recent decline in the related assets under management.  The decline can be attributed to a realignment of fund offerings and additional asset reductions.  We recorded an impairment charge of $5.7 million in the third quarter of 2016 to this intangible asset as a result of the reduction in assets and associated cash flows, and reduced the associated deferred tax liability by $2.1 million.

7.Indebtedness

Debt is reported at its carrying amount in the consolidated balance sheet.  The fair value of the Company’s outstanding indebtedness is approximately $204.5 million at September 30, 2016 compared to the carrying value net of debt issuance costs of $189.6 million.  Fair value is calculated based on Level 2 inputs.

8.Income Tax Uncertainties

As of January 1, 2016 and September 30, 2016, the Company had unrecognized tax benefits, including penalties and interest, of $11.9 million ($8.7 million net of federal benefit) and $11.9 million ($8.5 million net of federal benefit), respectively, that if recognized, would impact the Company’s effective tax rate.  In the accompanying consolidated balance sheet, unrecognized tax benefits that are not expected to be settled within the next 12 months are included in other liabilities; unrecognized tax benefits that are expected to be settled within the next 12 months are included in income taxes payable; unrecognized tax benefits that reduce a net operating loss, similar tax loss, or tax credit carryforward are presented as a reduction to noncurrent deferred income taxes.

The Company’s accounting policy with respect to interest and penalties related to income tax uncertainties is to classify these amounts as income taxes.  As of January 1, 2016, the total amount of accrued interest and penalties related to uncertain tax positions recognized in the consolidated balance sheet was $3.4 million ($2.8 million net of federal benefit).  The total amount of penalties and interest, net of federal benefit, related to income tax uncertainties recognized in the statement of income for the nine month period ended September 30, 2016 was $0.3 million.  The total amount of accrued penalties and interest related to uncertain tax positions at September 30, 2016 of $3.8 million ($3.1 million net of federal benefit) is included in the total unrecognized tax benefits described above.

In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain.  In addition, respective tax authorities periodically audit our income tax returns.  These audits examine our significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions.  The Company is currently under federal audit for the 2014 tax year.  The 2013 and 2015 federal income tax returns are open tax years that remain subject to potential future audit.  State income tax returns for all years after 2011 and, in certain states, income tax returns for 2011, are subject to potential future audit by tax authorities in the Company’s major state tax jurisdictions.

9.Pension Plan and Postretirement Benefits Other Than Pension

We provide a noncontributory retirement plan that covers substantially all employees and certain vested employees of our former parent company (the “Pension Plan”).  Benefits payable under the Pension Plan are based on employees’ years of service and compensation during the final 10 years of employment.

We also sponsor an unfunded defined benefit postretirement medical plan that covers substantially all employees, as well as our advisors, who are independent contractors.  The medical plan is contributory with participant contributions adjusted annually.  The medical plan does not provide for post age 65 benefits with the exception of a small group of employees that were grandfathered when such plan was established.  During the third quarter of 2016, the Company amended the plan to discontinue the availability of coverage for any individuals who retire after December 31, 2016.  Qualified employees who retire on or before December 31, 2016 may continue to participate in retiree coverage under the plan.  The plan amendment resulted in an $8.5 million curtailment gain, recorded as part of net other postretirement benefit costs, summarized in the table below.

The components of net periodic pension and other postretirement costs related to these plans were as follows:

			Other				Other
	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	Three months ended September 30,		Three months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015	2016	2015	2016	2015
	(in thousands)				(in thousands)
Components of net periodic benefit cost:
Service cost	3,050	3,020	185	227	9,149	9,061	555	683
Interest cost	2,358	2,105	91	99	7,074	6,315	275	297
Expected return on plan assets	(3,482)	(3,628)	—	—	(10,445)	(10,884)	—	—
Actuarial (gain) loss amortization	1,554	1,293	(38)	—	4,661	3,879	(115)	—
Prior service cost amortization	93	115	1	5	280	345	3	15
Transition obligation amortization	1	1	—	—	3	3	—	—
Curtailment gain	—	—	(8,475)	—	—	—	(8,475)	—

Total (1)	$3,574	2,906	(8,236)	331	10,722	8,719	(7,757)	995

(1)

For the three months ended September 30, 2016, $(1.5) million and $(3.2) million of net periodic pension and other postretirement benefit costs were included in compensation and related costs and underwriting and distribution expense, respectively.  For the nine months ended September 30, 2016, $3.1 million and $(0.3) million of net periodic pension and other postretirement benefit costs were included in compensation and related costs and underwriting and distribution expense, respectively.

During the first quarter of 2016, we contributed $20.0 million to the Pension Plan.

10.Stockholders’ Equity

Earnings per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)

Net income attributable to Waddell & Reed Financial, Inc.	$53,827	48,058	124,490	182,616

Weighted average shares outstanding, basic and diluted	82,834	83,469	82,629	83,709

Earnings per share, basic and diluted	$0.65	0.58	1.51	2.18

Dividends

On July 20, 2016, the Board of Directors approved a dividend on our common stock in the amount of $0.46 per share to stockholders of record on October 11, 2016 to be paid on November 1, 2016. The total dividend to be paid is approximately $38.1 million and is included in other current liabilities as of September 30, 2016.

Common Stock Repurchases

The Board of Directors has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including issuing shares to employees in our stock-based compensation programs.

There were 28,537 shares and 812,764 shares repurchased in the open market or privately during the three months ended September 30, 2016 and 2015, respectively, which includes 28,537 shares and 108 shares, respectively, repurchased from employees who tendered shares to cover their minimum income tax withholdings with respect to vesting of stock awards during these same reporting periods. There were 2,230,034 shares and 1,435,355 shares repurchased in the open market or privately during the nine months ended September 30, 2016 and 2015, respectively, which includes 333,034 shares and 312,199 shares, respectively, repurchased from employees who tendered shares to cover their minimum income tax withholdings with respect to vesting of stock awards during each of these two periods.

Accumulated Other Comprehensive Income (Loss)

The following tables summarize other comprehensive income (loss) activity for the three and nine months ended September 30, 2016 and September 30, 2015.

		Change in
		valuation
		allowance for
		unrealized	Pension and	Total
	Unrealized	gains	postretirement	accumulated
	gains (losses)	(losses) on	benefits	other
	on investment	investment	unrealized	comprehensive
Three months ended September 30, 2016	securities	securities	gains (losses)	income (loss)
	(in thousands)
Balance at June 30, 2016	$(2,498)	(2,511)	(52,499)	(57,508)
Other comprehensive income (loss) before reclassification	1,660	1,022	(1,222)	1,460
Amount reclassified from accumulated other comprehensive income (loss)	(1,871)	(1,155)	1,055	(1,971)
Net current period other comprehensive loss	(211)	(133)	(167)	(511)
Balance at September 30, 2016	$(2,709)	$(2,644)	(52,666)	(58,019)

		Change in
		valuation
		allowance for
		unrealized	Pension and	Total
	Unrealized	gains	postretirement	accumulated
	gains (losses)	(losses) on	benefits	other
	on investment	investment	unrealized	comprehensive
Three months ended September 30, 2015	securities	securities	gains (losses)	income (loss)
	(in thousands)
Balance at June 30, 2015	$(2,713)	(2,649)	(46,369)	(51,731)
Other comprehensive loss before reclassification	(2,165)	(1,262)	—	(3,427)
Amount reclassified from accumulated other comprehensive income	1,330	776	888	2,994
Net current period other comprehensive income (loss)	(835)	(486)	888	(433)
Balance at September 30, 2015	$(3,548)	$(3,135)	(45,481)	(52,164)

		Change in
		valuation
		allowance for
		unrealized	Pension and	Total
	Unrealized	gains	postretirement	accumulated
	gains (losses)	(losses) on	benefits	other
	on investment	investment	unrealized	comprehensive
Nine months ended September 30, 2016	securities	securities	gains (losses)	income (loss)
	(in thousands)
Balance at December 31, 2015	$(3,729)	(3,240)	(54,536)	(61,505)
Other comprehensive income (loss) before reclassification	3,207	1,938	(1,222)	3,923
Amount reclassified from accumulated other comprehensive income (loss)	(2,187)	(1,342)	3,092	(437)
Net current period other comprehensive income	1,020	596	1,870	3,486
Balance at September 30, 2016	$(2,709)	$(2,644)	(52,666)	(58,019)

		Change in
		valuation
		allowance for
		unrealized	Pension and	Total
	Unrealized	gains	postretirement	accumulated
	(gains) losses	(losses) on	benefits	other
	on investment	investment	unrealized	comprehensive
Nine months ended September 30, 2015	securities	securities	gains (losses)	income (loss)
	(in thousands)
Balance at December 31, 2014	$(727)	(1,471)	(48,245)	(50,443)
Other comprehensive loss before reclassification	(2,387)	(1,420)	—	(3,807)
Amount reclassified from accumulated other comprehensive income (loss)	(434)	(244)	2,764	2,086
Net current period other comprehensive income (loss)	(2,821)	(1,664)	2,764	(1,721)
Balance at September 30, 2015	$(3,548)	$(3,135)	(45,481)	(52,164)

Reclassifications from accumulated other comprehensive income (loss) and included in net income are summarized in the tables that follow.

	For the three months ended September 30, 2016
		Tax
		(expense)
	Pre-tax	benefit	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Sponsored funds investment gains	$2,980	(1,109)	1,871	Investment and other income (loss)
Valuation allowance	—	1,155	1,155	Provision for income taxes
Amortization of pension and postretirement benefits	(1,611)	556	(1,055)	Underwriting and distribution expense and Compensation and related costs
Total	$1,369	602	1,971

	For the three months ended September 30, 2015
		Tax
		(expense)
	Pre-tax	benefit	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Realized loss on sale of sponsored investment securities	$(2,119)	789	(1,330)	Investment and other income (loss)
Valuation allowance	—	(776)	(776)	Provision for income taxes
Amortization of pension and postretirement benefits	(1,414)	526	(888)	Underwriting and distribution expense and Compensation and related costs
Total	$(3,533)	539	(2,994)

	For the nine months ended September 30, 2016
		Tax
		(expense)
	Pre-tax	benefit	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Sponsored funds investment gains	$3,483	(1,296)	2,187	Investment and other income (loss)
Valuation allowance	—	1,342	1,342	Provision for income taxes
Amortization of pension and postretirement benefits	(4,833)	1,741	(3,092)	Underwriting and distribution expense and Compensation and related costs
Total	$(1,350)	1,787	437

	For the nine months ended September 30, 2015
		Tax
		(expense)
	Pre-tax	benefit	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Realized gain on sale of sponsored investment securities	$685	(251)	434	Investment and other income (loss)
Valuation allowance	—	244	244	Provision for income taxes
Amortization of pension and postretirement benefits	(4,241)	1,477	(2,764)	Underwriting and distribution expense and Compensation and related costs
Total	$(3,556)	1,470	(2,086)

11.Redeemable Noncontrolling Interests

The earnings related to redeemable noncontrolling interests included in net income for the three and nine months ended September 30, 2016 were $1.0 million and $1.4 million, respectively.

Noncontrolling interests in consolidated sponsored funds may fluctuate from period to period and are impacted by changes in the Company’s percentage of ownership in sponsored funds, changes in third party investment in sponsored funds and market volatility in the sponsored funds’ underlying investments.

The following table details a rollforward of redeemable noncontrolling interests in consolidated sponsored funds for the nine months ended September 30, 2016:

Nine months ended
September 30, 2016
(in thousands)

Redeemable noncontrolling interests in sponsored funds upon adoption of new consolidation accounting guidance on January 1, 2016	$14,330
Redeemable noncontrolling interests in sponsored funds consolidated during the period	18,249
Redeemable noncontrolling interests ownership change during the period	20,672
Redeemable noncontrolling interests deconsolidation	(44,234)
Net income attributable to redeemable noncontrolling interests	1,355
Ending balance of redeemable noncontrolling interest in consolidated sponsored funds	$10,372

12.Contingencies

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

In an action filed on February 18, 2016 in the United States District Court for the District of Kansas, Saket Kapor [sic], Peter Brockett and Hieu Phan v. Ivy Investment Management Company, et. al. (Case No. 2:16-cv-02106-JWL-TJJ), the Company's registered investment advisor subsidiaries, the trustees of two of the Company’s affiliated mutual funds, and an officer of a Company subsidiary were sued in a putative derivative action by three mutual fund shareholders alleging breach of fiduciary duty and breach of contract claims relating to investments held in the affiliated mutual funds.  On behalf of the mutual funds, the plaintiffs seek monetary damages and demand a jury trial.  On April 18, 2016, the plaintiffs dismissed the complaint in the United States District Court for the District of Kansas and filed a similar complaint against the same defendants, regarding the same substantive allegations and causes of action, in the District Court of Johnson County, Kansas (Case No. I6CV02338 Div.4).  On April 25, 2016, the plaintiffs voluntarily dismissed the officer of a Company subsidiary as a defendant.  On June 30, 2016, all remaining defendants filed separate motions to dismiss the complaint.  On August 22, 2016, the plaintiffs filed an amended complaint that removed Saket Kapor [sic] and Peter Brockett as plaintiffs and in their stead added Audrey Ohman as a named plaintiff, but otherwise did not change the substantive allegations raised in the initial complaint.  On September 14, 2016, all remaining defendants filed separate motions to dismiss the amended complaint.  Oral arguments in the matter are scheduled for November 10, 2016.  To date, no discovery has taken place.

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

The Company has reviewed all other legal and regulatory matters and as a result of such process provided an aggregate accrual for such matters in the amount of $3.0 million at September 30, 2016.

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

Company Developments

•

In October 2016, we launched the Ivy California Municipal High Income Fund, a fixed income product seeking a high level of income that is exempt from federal and California income taxes.  Additionally, we introduced three Ivy NextShares funds as part of a planned lineup of NextShares exchange-traded managed funds.  Ivy Energy NextShares™ invests primarily in securities of companies within all aspects of the energy sector.  Ivy Focused Growth NextShares™ invests primarily in a portfolio of common stock issued by large capitalization, growth-oriented companies that the portfolio manager believes have the ability to sustain growth over the long-term.  Ivy Focused Value NextShares™ invests primarily in the common stocks of companies that the portfolio manager believes are undervalued, trading at a significant discount relative to the intrinsic value of the Company as estimated by Ivy Investment Management Company and/or are out of favor in financial markets but have a favorable outlook for capital appreciation.

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

•

In April 2016, the U.S. Department of Labor released its final rule that, among other things, expands the scope of a “fiduciary” under the Employee Retirement Income Security Act of 1974, as amended, and Section 4975 of the Internal Revenue Code of 1986, as amended.  The final rule has a phased implementation from April 10, 2017 through January 1, 2018.  We are in the process of reviewing the final rule to determine its impact on our business.

•

Our assets under management decreased 20% from $106.2 billion at September 30, 2015 to $85.1 billion at September 30, 2016 driven by net outflows of $25.9 billion offset by market appreciation of $4.8 billion. Our average assets under management decreased 24% from $114.8 billion for the quarter ended September 30, 2015 to $86.8 billion for the quarter ended September 30, 2016.

•

During the third quarter of 2016, the Company amended the defined postretirement medical plan to discontinue the availability of coverage for any individuals who retire after December 31, 2016.  Qualified employees who retire on or before December 31, 2016 may continue to participate in retiree coverage under the plan.  The plan amendment resulted in an $8.5 million curtailment gain.

•	We recorded an intangible asset impairment charge of $5.7 million ($3.6 million net of taxes) related to a subadvisory agreement to manage certain mutual funds products.

•	During the third quarter of 2016, we returned $38.6 million of capital to shareholders through dividends and share repurchases, compared to $69.3 million in the same period in 2015.

•	Our balance sheet remains solid, and we ended the third quarter of 2016 with cash and investments of $838.7 million, excluding redeemable noncontrolling interests in consolidated sponsored funds.

Assets Under Management

During the third quarter of 2016, assets under management decreased 2% to $85.1 billion from $86.5 billion at June 30, 2016 due to net outflows of $4.9 billion, partially offset by market appreciation of $3.5 billion.

Change in Assets Under Management (1)

	Third Quarter 2016
	Retail
	Unaffiliated	Retail Broker
	Distribution	Dealer	Institutional	Total
	(in millions)

Beginning Assets	$35,197	42,261	8,993	86,451

Sales (2)	1,320	1,024	180	2,524
Redemptions	(4,824)	(1,542)	(1,051)	(7,417)
Net Exchanges	161	(194)	33	—
Net Flows	(3,343)	(712)	(838)	(4,893)

Market Action	1,436	1,621	440	3,497
Ending Assets	$33,290	43,170	8,595	85,055

	Third Quarter 2015
	Retail
	Unaffiliated	Retail Broker
	Distribution	Dealer	Institutional	Total
	(in millions)

Beginning Assets	$57,545	45,947	17,214	120,706

Sales (2)	2,768	1,238	465	4,471
Redemptions	(5,569)	(1,242)	(1,817)	(8,628)
Net Exchanges	265	(265)	—	—
Net Flows	(2,536)	(269)	(1,352)	(4,157)

Market Action	(5,689)	(3,463)	(1,205)	(10,357)
Ending Assets	$49,320	42,215	14,657	106,192

Assets under management decreased to $85.1 billion at September 30, 2016 compared to $104.4 billion at December 31, 2015 due to net outflows of $20.9 billion, slightly offset by market appreciation of $1.6 billion.

	Year to Date 2016
	Retail
	Unaffiliated	Retail Broker
	Distribution	Dealer	Institutional	Total
	(in millions)

Beginning Assets	$45,641	43,344	15,414	104,399

Sales (2)	4,990	3,186	823	8,999
Redemptions	(18,047)	(4,068)	(7,818)	(29,933)
Net Exchanges	446	(529)	83	—
Net Flows	(12,611)	(1,411)	(6,912)	(20,934)

Market Action	260	1,237	93	1,590
Ending Assets	$33,290	43,170	8,595	85,055

	Year to Date 2015
	Retail
	Unaffiliated	Retail Broker
	Distribution	Dealer	Institutional	Total
	(in millions)

Beginning Assets	$60,335	45,517	17,798	123,650

Sales (2)	9,877	3,856	1,968	15,701
Redemptions	(16,386)	(3,800)	(4,280)	(24,466)
Net Exchanges	633	(633)	—	—
Net Flows	(5,876)	(577)	(2,312)	(8,765)

Market Action	(5,139)	(2,725)	(829)	(8,693)
Ending Assets	$49,320	42,215	14,657	106,192

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

Average Assets Under Management

	Third Quarter 2016
	Retail
	Unaffiliated	Retail Broker-
	Distribution	Dealer	Institutional	Total
	(in millions)

Asset Class:
Equity	$26,732	31,408	8,521	$66,661
Fixed Income	7,424	10,057	492	17,973
Money Market	149	1,991	—	2,140
Total	$34,305	43,456	9,013	$86,774

	Third Quarter 2015
	Retail
	Unaffiliated	Retail Broker-
	Distribution	Dealer	Institutional	Total
	(in millions)

Asset Class:
Equity	$44,286	33,271	14,730	$92,287
Fixed Income	9,544	9,821	1,159	20,524
Money Market	156	1,876	—	2,032
Total	$53,986	44,968	15,889	$114,843

	Year to Date 2016
	Retail
	Unaffiliated	Retail Broker-
	Distribution	Dealer	Institutional	Total
	(in millions)

Asset Class:
Equity	$29,464	30,683	10,828	$70,975
Fixed Income	7,362	9,774	801	17,937
Money Market	168	2,010	—	2,178
Total	$36,994	42,467	11,629	$91,090

	Year to Date 2015
	Retail
	Unaffiliated	Retail Broker-
	Distribution	Dealer	Institutional	Total
	(in millions)

Asset Class:
Equity	$47,149	34,185	15,825	$97,159
Fixed Income	10,247	10,007	1,107	21,361
Money Market	149	1,842	—	1,991
Total	$57,545	46,034	16,932	$120,511

Results of Operations — Three and Nine Months Ended September 30, 2016 as Compared with Three and Nine Months Ended September 30, 2015

Net Income

	Three months ended
	September 30,
	2016	2015	Variance

Net income attributable to Waddell & Reed
Financial, Inc. (in thousands)	$53,827	48,058	12%
Earnings per share, basic and diluted	$0.65	0.58	12%
Operating Margin	24.3%	29.0%

	Nine months ended
	September 30,		Variance
	2016	2015

Net income attributable to Waddell & Reed
Financial, Inc. (in thousands)	$124,490	182,616	(32)%
Earnings per share, basic and diluted	$1.51	2.18	(31)%
Operating Margin	21.0%	28.1%

Total Revenues

Total revenues decreased 19% to $303.1 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 due primarily to a decrease in average assets under management of 24% driven by net outflows.   For the nine months ended September 30, 2016, total revenues decreased $209.4 million, or 18%, compared to the same period in the prior year due to a decrease in average assets under management of 24% driven by net outflows.

	Three months ended
	September 30,
	2016	2015	Variance
	(in thousands)
Investment management fees	$138,745	175,218	(21)%
Underwriting and distribution fees	135,778	165,130	(18)%
Shareholder service fees	28,563	35,761	(20)%
Total revenues	$303,086	376,109	(19)%

	Nine months ended
	September 30,
	2016	2015	Variance
	(in thousands)
Investment management fees	$424,403	543,237	(22)%
Underwriting and distribution fees	428,748	503,616	(15)%
Shareholder service fees	92,959	108,704	(15)%
Total revenues	$946,110	1,155,557	(18)%

Investment Management Fee Revenues

Investment management fee revenues are earned by providing investment advisory services to the Funds, the IGI Funds and to institutional and separate accounts.  Investment management fee revenues for the third quarter of 2016 decreased $36.5 million, or 21%, from last year’s third quarter.  For the nine month period ended September 30, 2016, investment management fee revenues decreased $118.8 million, or 22%, compared to the same period in 2015.  The following table summarizes investment management fee revenues, related average assets under management, fee waivers and investment management fee rates for the three and nine months ended September 30, 2016 and 2015.

	Three months ended September 30,
	2016	2015	Variance
	(in thousands, except for management fee rate and average assets)
Retail investment management fees	$131,139	161,441	(19)%
Retail average assets (in millions)	77,761	98,954	(21)%
Retail management fee rate	0.6709%	0.6473%
Money market fee waivers	562	1,821	(69)%
Other fee waivers	1,051	940	12%
Total fee waivers	$1,613	2,761	(42)%
Institutional investment management fees	$7,606	13,777	(42)%
Institutional average assets (in millions)	9,013	15,889	(43)%
Institutional management fee rate	0.3546%	0.3440%

	Nine months ended September 30,
	2016	2015	Variance
	(in thousands, except for management fee rate and average assets)
Retail investment management fees	$395,208	499,345	(21)%
Retail average assets (in millions)	79,461	103,579	(23)%
Retail management fee rate	0.6644%	0.6446%
Money market fee waivers	2,947	5,387	(45)%
Other fee waivers	3,158	2,628	20%
Total fee waivers	$6,105	8,015	(24)%
Institutional investment management fees	$29,195	43,892	(31)%
Institutional average assets (in millions)	11,629	16,932	(31)%
Institutional management fee rate	0.3500%	0.3466%

Revenues from investment management services provided to our retail mutual funds, which are distributed through the retail unaffiliated distribution and retail broker-dealer channels, decreased $30.3 million in the third quarter of 2016, compared to the third quarter of 2015.  For the nine months ended September 30, 2016, revenues from investment management services provided to our retail mutual funds decreased $104.1 million, compared to the first nine months of 2015.  For both comparative periods, investment management revenue declined less on a percentage basis than the related average assets under management due to an increase in the average management fee rate.  A lower asset level in the Ivy Asset Strategy Fund has resulted in increased average management fee rates in 2016 compared to 2015, due to the fund having a management fee rate less than our average management fee rate.  Fee waivers for the Funds are recorded as an offset to investment management fees up to the amount of fees earned and are down in both comparable periods due to lower money market fee waivers as a result of the federal interest rate increase effective January 2016.

Institutional account revenues in the third quarter of 2016 decreased $6.2 million, compared to the third quarter of 2015.  For the nine month period ended September 30, 2016, institutional account revenues decreased $14.7 million, compared to the same period in 2015.

	Annualized long-term redemption rates
	(excludes money market redemptions)
	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Retail Unaffiliated Distribution channel	56.2%	41.2%	65.6%	38.3%
Retail Broker-Dealer channel	12.1%	8.9%	10.7%	9.0%
Institutional channel	46.4%	45.4%	89.8%	33.8%
Total	33.3%	29.3%	43.5%	26.6%

The increased redemption rate in both comparative periods for the retail unaffiliated distribution channel was driven primarily by redemptions in the Asset Strategy funds.  Redemptions in the Asset Strategy funds represent approximately 30% of the retail unaffiliated distribution channel’s redemptions during the third quarter of 2016 and approximately 40% of the retail unaffiliated distribution channel’s redemptions for the first nine months of 2016.  Prolonged redemptions in the retail unaffiliated distribution channel could negatively affect revenues in future periods.  The increased redemption rate in the nine month comparative period for the institutional channel was driven primarily by redemptions from an Asset Strategy account that we subadvise with $2.0 billion in assets under management, a $2.1 billion institutional account in our large cap growth strategy, and an $800.0 million institutional account in our municipal high income strategy.

Our overall current year-to-date redemption rate of 43.5% is higher than the current year-to-date industry average of approximately 25%, based on data from the Investment Company Institute.

Underwriting and Distribution Fee Revenues and Expenses

The following tables summarize our underwriting and distribution fee revenues and expenses segregated by distribution channel:

	Third Quarter 2016
	Retail
	Unaffiliated	Retail Broker-
	Distribution	Dealer	Total
	(in thousands)

Revenue	$29,991	105,787	135,778
Expenses - Direct	(39,489)	(72,276)	(111,765)
Expenses - Indirect	(10,643)	(30,591)	(41,234)
Net Distribution (Costs)/Excess	$(20,141)	2,920	(17,221)

	Third Quarter 2015
	Retail
	Unaffiliated	Retail Broker-
	Distribution	Dealer	Total
	(in thousands)

Revenue	$47,040	118,090	165,130
Expenses - Direct	(62,117)	(84,420)	(146,537)
Expenses - Indirect	(13,329)	(29,199)	(42,528)
Net Distribution (Costs)/Excess	$(28,406)	4,471	(23,935)

	Year to Date 2016
	Retail
	Unaffiliated	Retail Broker-
	Distribution	Dealer	Total
	(in thousands)

Revenue	$98,424	330,324	428,748
Expenses - Direct	(128,787)	(240,293)	(369,080)
Expenses - Indirect	(38,931)	(100,069)	(139,000)
Net Distribution (Costs)/Excess	$(69,294)	(10,038)	(79,332)

	Year to Date 2015
	Retail
	Unaffiliated	Retail Broker-
	Distribution	Dealer	Total
	(in thousands)

Revenue	$150,950	352,666	503,616
Expenses - Direct	(197,659)	(251,619)	(449,278)
Expenses - Indirect	(41,330)	(89,639)	(130,969)
Net Distribution (Costs)/Excess	$(88,039)	11,408	(76,631)

The following tables summarize the significant components of underwriting and distribution fee revenues segregated by distribution channel:

	Third Quarter 2016
	Retail	Retail
	Unaffiliated	Broker-
	Distribution	Dealer	Total
	(in thousands)

Underwriting and distribution fee revenues
Rule 12b-1 service and distribution fees	$29,432	19,462	48,894
Fee-based asset allocation product revenues	—	57,269	57,269
Sales commissions on front-end load mutual fund and variable annuity products	—	16,941	16,941
Sales commissions on other products	—	7,203	7,203
Other revenues	559	4,912	5,471
Total	$29,991	105,787	135,778

	Third Quarter 2015
	Retail	Retail
	Unaffiliated	Broker-
	Distribution	Dealer	Total
	(in thousands)

Underwriting and distribution fee revenues
Rule 12b-1 service and distribution fees	$45,539	30,767	76,306
Fee-based asset allocation product revenues	—	56,331	56,331
Sales commissions on front-end load mutual fund and variable annuity products	597	18,275	18,872
Sales commissions on other products	—	7,048	7,048
Other revenues	904	5,669	6,573
Total	$47,040	118,090	165,130

	Year to Date 2016
	Retail	Retail
	Unaffiliated	Broker-
	Distribution	Dealer	Total
	(in thousands)

Underwriting and distribution fee revenues
Rule 12b-1 service and distribution fees	$95,593	74,567	170,160
Fee-based asset allocation product revenues	—	166,425	166,425
Sales commissions on front-end load mutual fund and variable annuity products	478	50,795	51,273
Sales commissions on other products	—	23,195	23,195
Other revenues	2,353	15,342	17,695
Total	$98,424	330,324	428,748

	Year to Date 2015
	Retail	Retail
	Unaffiliated	Broker-
	Distribution	Dealer	Total
	(in thousands)

Underwriting and distribution fee revenues
Rule 12b-1 service and distribution fees	$145,281	92,532	237,813
Fee-based asset allocation product revenues	—	169,470	169,470
Sales commissions on front-end load mutual fund and variable annuity products	2,531	53,467	55,998
Sales commissions on other products	—	19,835	19,835
Other revenues	3,138	17,362	20,500
Total	$150,950	352,666	503,616

Underwriting and distribution revenues earned in the third quarter of 2016 decreased by $29.4 million, or 18%, compared to the third quarter of 2015 primarily driven by a decrease in Rule 12b-1 asset based service and distribution fees across both channels of $27.4 million.  The decrease in 12b-1 asset based service and distribution fees is due to a decrease in average mutual fund assets under management for which we earn Rule 12b-1 revenues and the share conversion from load-waived Class A shares previously offered in our advisory products to institutional share classes, which do not charge a Rule 12b-1 fee.

For the nine months ended September 30, 2016, underwriting and distribution revenues decreased $74.9 million, or 15%, compared with the nine months ended September 30, 2015 primarily driven by a decrease in Rule 12b-1 asset based service and distribution fees across both channels of $67.7 million, compared to the first nine months of 2015.  The decrease in 12b-1 asset based service and distribution fees is due to a decrease in average mutual fund assets under management for which we earn Rule 12b-1 revenues and the share conversion.  Additionally, in our Retail Broker-Dealer channel, revenues from fee-based asset allocation products decreased $3.0 million, or 2%, compared to the prior year due to a decrease of average fee-based asset allocation assets under management.

Underwriting and distribution expenses for the third quarter of 2016 decreased by $36.1 million, or 19%, compared to the third quarter of 2015.  Approximately 75% of Rule 12b-1 revenues earned are a pass-through to direct underwriting and distribution expenses.  Direct expenses in the retail unaffiliated distribution channel decreased by $22.6 million due to decreased average retail unaffiliated distribution assets under management of 36% and lower sales volume year over year, which resulted in lower dealer compensation, wholesaler commissions and Rule 12b-1 asset-based service and distribution expenses paid to third party distributors.  Direct expenses in the retail broker-dealer channel decreased $12.1 million in proportion to the decline in revenue.  Indirect expenses across both channels decreased $1.3 million, or 3%, compared to the third quarter of 2015, primarily due to a $4.7 million curtailment gain as a result of discontinuing the availability of coverage for any individuals who retire after December 31, 2016 in our defined benefit postretirement medical plan. The decrease was partially offset by increased computer services and software costs related to Project E implementation.

For the nine months ended September 30, 2016, underwriting and distribution expenses decreased by $72.2 million, or 12%, compared to the first nine months of 2015.  Direct expenses in the retail unaffiliated distribution channel decreased by $68.9 million due to decreased average retail unaffiliated distribution assets under management of 36% and lower sales volume year over year, which resulted in lower dealer compensation, wholesaler commissions and Rule 12b-1 asset-based service and distribution expenses paid to third party distributors.  Direct expenses in the retail broker-dealer channel decreased $11.3 million, including a $5.9 million write-off of deferred acquisition costs classified as prepaid and other non-current assets related to our share conversion for certain advisory products.  Excluding this charge, direct expenses in the retail broker-dealer channel decreased $17.2 million due to decreased Rule 12b-1 asset-based service expenses and commissions expense.  Indirect expenses, across both channels, during the nine months ended September 30, 2016 increased $8.0 million, or 6%, compared with the nine months ended September 30, 2015, primarily due to increased employee compensation and benefits of $7.1 million related to severance and related charges, computer services and software expenses and consulting expenses, partially offset by lower advertising expenses and sales meeting costs.  Indirect costs in the retail broker-dealer channel included $3.9 million related to Project E implementation costs.

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

During the third quarter of 2016, shareholder service fee revenue decreased $7.2 million, or 20%, compared to the third quarter of 2015 primarily due to a decrease in the number of accounts causing a decrease in account-based fees.  The decrease in the number of accounts is a result of the share class conversion in July of 2016 from account-based, load-waived Class A shares to asset-based, institutional share classes offered in our advisory programs.  Account-based fees in the third quarter of 2016 decreased $9.1 million, or 43%, compared to the same period in 2015.  Partially offsetting the decrease, asset-based fees for the I, Y, R and R6 shares classes increased $1.8 million, or 19%, compared to the third quarter of 2015.  Assets in the I, Y, R and R6 share classes of the Funds increased 23% from a quarterly average of $24.5 billion at September 30, 2015 to an average of $30.2 billion at September 30, 2016.

For the nine month period ended September 30, 2016, shareholder service fee revenue decreased $15.7 million, or 15%, compared to the same period in 2015 due to a decrease in account-based fees and asset-based fees.  Account-based fees during the nine months ended September 30, 2016 decreased $9.4 million, or 15%, due to a decrease in the number of accounts from the advisory programs share conversion.  Asset-based fees during the nine months ended September 30, 2016 for the I, Y, R and R6 share classes of the Funds decreased $6.3 million, or 21%.  Assets in the I, Y, R and R6 share classes of the Funds declined 19% from an average of $26.6 billion at September 30, 2015 to an average of $21.5 billion at September 30, 2016.

Total Operating Expenses

Operating expenses decreased $37.8 million, or 14%, in the third quarter of 2016 compared to the third quarter of 2015, primarily due to decreased underwriting and distribution expenses and compensation and related costs, partially offset by an intangible asset impairment charge.   For the nine months ended September 30, 2016, operating expenses decreased $83.9 million, or 10%, compared to the first nine months of 2015, primarily due to decreased underwriting and distribution expenses and general and administrative expenses, offset by an intangible asset impairment charge.  Underwriting and distribution expenses are discussed above.

	Three months ended
	September 30,
	2016	2015	Variance
	(in thousands)

Underwriting and distribution	$152,999	189,065	(19)%
Compensation and related costs	40,214	46,157	(13)%
General and administrative	23,280	25,458	(9)%
Subadvisory fees	2,566	2,305	11%
Depreciation	4,541	4,117	10%
Intangible asset impairment	5,700	—	NM
Total operating expenses	$229,300	267,102	(14)%

	Nine months ended
	September 30,
	2016	2015	Variance
	(in thousands)

Underwriting and distribution	$508,080	580,247	(12)%
Compensation and related costs	151,495	152,481	(1)%
General and administrative	61,708	79,033	(22)%
Subadvisory fees	6,984	7,086	(2)%
Depreciation	13,163	12,215	8%
Intangible asset impairment	5,700	—	NM
Total operating expenses	$747,130	831,062	(10)%

Cost Reduction Efforts

As previously announced, the Company completed significant cost reduction efforts to offset the projected decrease in 2016 operating income related to lower assets under management and the implementation of Project E.  Project E includes the ongoing modernization of our brokerage and product platform as well as the restructuring of our share classes completed in July 2016.  We have completed the process to identify cost reductions of approximately 10% or $40.0 million on an annual run-rate basis in 2017, with approximately two-thirds of these savings projected to be realized in 2016.  These reductions are expected to impact general and administrative costs, compensation costs and indirect underwriting and distribution costs.  The Company’s workforce was reduced by approximately 10% during the second quarter of 2016.  The Company recorded a pre-tax restructuring charge of $17.0 million in the second quarter of 2016 related to employee-termination benefits, including cash severance costs, the acceleration of stock-based compensation and outplacement services.

Compensation and Related Costs

Compensation and related costs during the third quarter of 2016 decreased $5.9 million, or 13%, compared to the third quarter of 2015.  During the third quarter of 2016, the Company amended its defined benefit postretirement medical plan to discontinue the availability of coverage for any individuals who retire after December 31, 2016.  The plan amendment resulted in an $8.5 million curtailment gain of which $3.8 million was included in compensation and related costs.  Additionally, base salaries decreased $1.9 million, compared to the third quarter of 2015, due to a decrease in headcount.

For the nine months ended September 30, 2016, compensation and related costs decreased $1.0 million, or 1%, compared to the first nine months of 2015.  Decreases of $5.5 million related to incentive compensation and other miscellaneous compensation, $3.8 million related to the defined benefit postretirement medical plan curtailment gain, and $1.7 million related to base compensation due to the decrease in headcount were the primary contributors.  An increase of $9.9 million related to severance and related charges in the second quarter partially offset the decreases.

Pension Lump Sum Window

During the third quarter of 2016, the Company offered eligible terminated, vested pension plan participants an option to elect a one-time voluntary lump sum window distribution equal to the present value of the participant’s pension benefit, in settlement of all future pension benefits to which they would otherwise have been entitled.  Eligible individuals have until October 31, 2016 to make their election, with settlement to occur later in the fourth quarter of 2016.  This offer was made in an effort to reduce pension obligations and ongoing annual pension expense.  Depending on the level of acceptance, the Company may incur a fourth quarter non-cash settlement charge of between $15 million and $30 million. The ultimate amount of the settlement charge will be actuarially determined when the election period closes due to the acceleration of the recognition of the accumulated unrecognized actuarial loss associated with the pension plan.  Payments will be distributed to participants who accept the lump sum offer from the assets of the pension plan.

General and Administrative Costs

General and administrative expenses decreased $2.2 million to $23.3 million for the third quarter of 2016, compared to the third quarter of 2015.  Lower dealer servicing and advertising costs drove the decrease.  A majority of dealer service costs represent pass-through account servicing costs to third party dealers and are based on lower asset levels in certain share classes.

For the nine months ended September 30, 2016, general and administrative expenses decreased $17.3 million to $61.7 million, compared to the same period in 2015.  The decrease was due to lower dealer service costs, computer services and software expense, advertising costs and lower money market fund reimbursements.

Intangible Asset Impairment

During the third quarter of 2016, we recorded an intangible asset impairment charge of $5.7 million related to our subadvisory agreement to manage certain mutual fund products.  The impairment charge was a result of a decline in assets under management attributable to a realignment of fund offerings and additional asset reductions.  It is possible that the assets we manage may decrease in the future, which would require us to assess the need for an additional write-down of the intangible asset associated with our subadvisory agreement.  At September 30, 2016, the remaining balance of our subadvisory intangible asset was $2.7 million.  The deferred tax liability established as a part of purchase accounting related to this intangible asset was $1.0 million as of September 30, 2016.

Subadvisory Fees

Subadvisory fees represent fees paid to other asset managers to provide advisory services for certain mutual fund portfolios.  Gross management fee revenues for products subadvised by others were $4.3 million for the three months ended September 30, 2016 compared to $3.8 million for the third quarter of 2015 due to an 18% increase in subadvised average net assets under management.  Gross management fee revenues for subadvised products increased at a lesser rate than the related average net assets under management due to a decrease in the average management fee rate driven by a mix-shift of assets into subadvised funds with lower management fee rates.  For the nine months ended September 30, 2016, gross management fee revenues for products subadvised by others were $11.9 million compared to $12.7 million for the same period in 2015 while average net assets under management increased 2%.  Gross management fee revenues for subadvised products decreased while the related average net assets under management increased due to a decrease in the average management fee rate.  The decrease in the average management fee rate was driven by a mix-shift of assets into subadvised funds with lower management fee rates.  Subadvisory expenses during the three and nine months ended September 30, 2016 decreased in relation to revenue when compared to the same periods in 2015 due to termination fees related to internalizing management of the Micro Cap Growth funds as of June 30, 2015.

Subadvised average assets under management were $2.6 billion at September 30, 2016 and 2015.

Investment and Other Income (Loss) and Taxes

Investment and other income was $7.9 million for the three months ended September 30, 2016, compared to investment and other losses of $16.9 million for the same period in 2015.  With our hedge program implemented with respect to 100% of our investments in sponsored funds excluding investments classified as available for sale, we recognized $1.4 million of net gains related to our seed capital investments and associated hedges in the third quarter of 2016.  During the third quarter of 2016, we realized $3.0 million of gains on the sales of sponsored funds held as available for sale, and dividend and interest income was $1.1 million.  The third quarter of 2016 also included $2.2 million of gains attributable to consolidated sponsored funds for the period in which the Company held majority ownership.  During the third quarter of 2015, we recognized $15.3 million and $2.3 million of mark-to-market losses related to our portfolio of sponsored funds held as equity method securities and trading securities, respectively.  Dividend and interest income in the third quarter of 2015 was $0.7 million.

Investment and other losses were $1.7 million for the nine months ended September 30, 2016, compared to investment and other losses of $12.9 million in the same period in 2015.  During the first nine months of 2016, we recognized $13.2 million of mark-to-market unrealized losses on our sponsored funds held as trading and equity method.  Partially offsetting the unrealized losses on our sponsored funds, we earned $4.1 million in dividend and interest income, realized $3.5 million of gains on the sales of sponsored funds held as available for sale, and recognized $3.4 million of gains attributable to consolidated sponsored funds for the period in which the Company held majority ownership.  For the nine months ended September 30, 2015, we recognized $15.3 million and $2.3 million of mark-to-market losses related to our portfolio of sponsored funds held as equity method securities and trading securities, respectively.  Partially offsetting the losses, we realized $2.8 million of gains on the sales of sponsored funds held as available for sale and dividend and interest income was $1.9 million.

Our effective income tax rate was 30.5% for the third quarter of 2016, as compared to 46.2% for the third quarter of 2015.  The Company has a deferred tax asset related to a capital loss carryforward that is available to offset current and future capital gains.  Further, the Company has deferred tax assets for unrealized losses in investment securities.  Due to the character of these losses and the limited carryforward permitted upon realization, the Company has a valuation allowance recorded against these deferred tax assets.  During the third quarter of 2016, realized capital gains on investment securities as well as increases in the fair value of the Company’s investment portfolios decreased the valuation allowance, thereby reducing income tax expense by $5.1 million.  During the third quarter of 2015, a decrease in the fair value of the Company’s equity method investments and trading securities portfolio increased the valuation allowance, thereby increasing income tax expense by $6.7 million.

The third quarter 2016 and 2015 effective income tax rates, removing the effects of the valuation allowance, would have been 36.9% and 38.7%, respectively.  The adjusted effective tax rate in the third quarter of 2016 was lower primarily due to the recognition of tax benefits as a result of the lapse of the statute of limitations as well as adjustments to prior year estimates of tax based upon actual tax return filings.

Our effective income tax rate was 33.4% for the nine months ended September 30, 2016, as compared to 39.8% for the nine months ended September 30, 2015.  During 2016, increases in the fair value of the Company’s investment portfolios as well as realized capital gains on investment securities allowed for a release of a portion of the valuation allowance, thereby reducing income tax expense by $7.9 million.  During 2015, a decrease in the fair value of equity method investments increased the valuation allowance, thereby increasing income tax expense by $5.9 million.

Removing the effects of the valuation allowance for the nine months ended September 30, 2016 and 2015, the effective income tax rate would have been 37.6% and 37.9%, respectively.  The adjusted effective tax rate in 2016 was lower primarily due to the recognition of tax benefits as a result of the lapse of the statute of limitations as well as adjustments to prior year estimates of tax based upon actual tax return filings.

The Company expects its future effective tax rate, exclusive of any increases or reductions to the valuation allowance, state tax incentives, unanticipated state tax legislative changes, and unanticipated fluctuations in earnings to range from 37% to 39%.

Liquidity and Capital Resources

Our operations provide much of the cash necessary to fund our priorities, as follows:

•	Pay dividends

•	Finance internal growth

•	Repurchase our stock

Pay Dividends

We paid quarterly dividends on our Class A common stock that resulted in financing cash outflows of $114.7 million and $108.2 million for the first nine months of 2016 and 2015, respectively.  The Company’s Board of Directors approved a quarterly dividend on our Class A common stock of $0.46 per share payable on November 1, 2016 to stockholders of record as of October 11, 2016.

Finance Internal Growth

We continue to invest in our retail broker-dealer channel by providing additional support to our advisors through home office resources, wholesaling efforts and enhanced technology tools, including the modernization of our brokerage and product platform associated with Project E.  We use cash to fund growth in our distribution channels.  Our retail unaffiliated distribution channel requires cash outlays for wholesaler commissions and commissions to third parties on deferred load product sales.  Across both channels, we provide seed money for new products.

Repurchase Our Stock

We repurchased 2,230,034 shares and 1,435,355 shares of our Class A common stock in the open market or privately during the nine months ended September 30, 2016 and 2015, respectively, resulting in cash outflows of $48.0 million and $63.3 million, respectively.

Operating Cash Flows

Cash from operations, our primary source of funds, decreased $164.5 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.  The decrease is primarily due to $69.0 million related to seeding new investment products and lower net income of $56.8 million.

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

Investing Cash Flows

Investing activities consist primarily of the sales and purchases of sponsored funds classified as equity method and available for sale investments, as well as capital expenditures.  We expect our 2016 capital expenditures to be in the range of $15.0 to $25.0 million.

Financing Cash Flows

As noted previously, dividends and stock repurchases accounted for a majority of our financing cash outflows in the first nine months of 2016 and 2015.

Future Capital Requirements

Management believes its available cash, marketable securities and expected cash flow from operations will be sufficient to fund its short-term operating and capital requirements during 2016. Expected short-term uses of cash include dividend payments, interest payments on outstanding debt, income tax payments, seed money for new products, capital expenditures including those related to the Project E initiatives, share repurchases, pension funding, restructuring costs and home office leasehold and building improvements, and could include strategic acquisitions.

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

Supplemental Information

	Third	Third		Year to	Year to
	Quarter	Quarter		Date	Date
	2016	2015	Variance	2016	2015	Variance

Asset Manager (in millions)
Retail Unaffiliated Distribution
AUM	$33,290	49,320	(32.5)%	$33,290	49,320	(32.5)%
Net flows	$(3,343)	(2,536)	(31.8)%	$(12,611)	(5,876)	(114.6)%
Organic decay annualized	(38.0)%	(17.6)%		(36.8)%	(13.0)%
Redemption rate	56.2%	41.2%		65.6%	38.3%

Retail Broker-Dealer
AUM	$43,170	42,215	2.3%	$43,170	42,215	2.3%
Net flows	$(712)	(269)	(164.7)%	$(1,411)	(577)	(144.5)%
Organic decay annualized	(6.7)%	(2.3)%		(4.3)%	(1.7)%
Redemption rate	12.1%	8.9%		10.7%	9.0%

Institutional
AUM	$8,595	14,657	(41.4)%	$8,595	14,657	(41.4)%
Net flows	$(838)	(1,352)	(38.0)%	$(6,912)	(2,312)	(199.0)%
Organic decay annualized	(37.3)%	(31.4)%		(59.8)%	(17.3)%
Redemption rate	46.4%	45.4%		43.5%	26.6%

Broker-Dealer
AUA (1) (in billions)	$52.1	49.4	5.5%	$52.1	49.4	5.5%
AUA fee based accounts (in billions)	$18.5	17.0	8.8%	$18.5	17.0	8.8%
Number of advisors	1,796	1,795	0.1%	1,796	1,795	0.1%
Advisor productivity (2) (in thousands)	$59.0	66.3	(11.0)%	$183.4	200.2	(8.4)%
U&D revenues (in thousands)	$105,787	118,090	(10.4)%	$330,324	352,666	(6.3)%

(1)	Assets under administration

(2)	Advisors’ productivity is calculated by dividing underwriting and distribution revenues for the retail broker-dealer channel by the average number of advisors during the period.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are primarily exposed to market risk associated with unfavorable movements in interest rates and securities prices.  Except as described below, the Company has had no material changes in its market risk policies or its market risk sensitive instruments and positions since December 31, 2015.  As further described in Note 5 to the unaudited consolidated financial statements, in January 2016, the Company implemented an economic hedge program that uses total return swap contracts to hedge market risk related to its investments in sponsored funds.

Item 4.Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2016, have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.

The Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

In an action filed on February 18, 2016 in the United States District Court for the District of Kansas, Saket Kapor [sic], Peter Brockett and Hieu Phan v. Ivy Investment Management Company, et. al. (Case No. 2:16-cv-02106-JWL-TJJ), the Company's registered investment advisor subsidiaries, the trustees of two of the Company’s affiliated mutual funds, and an officer of a Company subsidiary were sued in a putative derivative action by three mutual fund shareholders alleging breach of fiduciary duty and breach of contract claims relating to investments held in the affiliated mutual funds.  On behalf of the mutual funds, the plaintiffs seek monetary damages and demand a jury trial.  On April 18, 2016, the plaintiffs dismissed the complaint in the United States District Court for the District of Kansas and filed a similar complaint against the same defendants, regarding the same substantive allegations and causes of action, in the District Court of Johnson County, Kansas (Case No. I6CV02338 Div.4).  On April 25, 2016, the plaintiffs voluntarily dismissed the officer of a Company subsidiary as a defendant.  On June 30, 2016, all remaining defendants filed separate motions to dismiss the complaint.  On August 22, 2016, the plaintiffs filed an amended complaint that removed Saket Kapor [sic] and Peter Brockett as plaintiffs and in their stead added Audrey Ohman as a named plaintiff, but otherwise did not change the substantive allegations raised in the initial complaint.  On September 14, 2016, all remaining defendants filed separate motions to dismiss the amended complaint.  Oral arguments in the matter are scheduled for November 10, 2016.  To date, no discovery has taken place.

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

Item 1A.Risk Factors

The Company has had no material changes during the quarter to its Risk Factors from those previously reported in the Company’s 2015 Form 10-K, except as follows:

The Department of Labor's new fiduciary regulations could require material changes in our business model, operations and procedures, including our methods of distributing our proprietary products, which could have a material adverse effect on our results of operations.  On April 8, 2016, the U.S. Department of Labor published its final rule regarding the definition of who is an investment advice fiduciary under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and Section 4975 of the Internal Revenue Code, as amended (the “Code”), a new “best interest contract” prohibited transaction exemption regarding how such advice can be provided to retirement investors (primarily account holders in 401(k) plans and IRAs and other types of ERISA clients), a new class prohibited transaction exemption for how ERISA investment advice fiduciaries can engage in certain principal transactions with retirement investors, and certain amendments and partial revocations of pre-existing exemptions.  These regulations focus in large part on conflicts of interest related to investment recommendations made by financial advisors, registered investment advisors, and other investment professionals to retirement investors, how financial advisors are able to discuss IRA rollovers, as well as how financial advisors and affiliates can transact with retirement investors. Qualified accounts, particularly IRAs, make up a significant portion of our assets under management and administration.  Further, a significant portion of those retirement assets are invested in our proprietary products. We are continuing to review and analyze the potential impact of the regulations on our business model, operations, procedures, and clients and prospective clients.

Management is working diligently to assess these principles-based rules in order to make necessary changes to our distribution methods and operations, and we intend to work with, and provide guidance to, our wealth management and asset management businesses, including advisors, to make the necessary changes to effectively implement these new rules.  We are likely to incur substantial compliance costs over the next year for consulting, legal and technology enhancements required to comply with the new rules.

These rules will require various changes in the wealth management industry and, among other things, our distribution methods, compensation models, product shelf, and business operations that could materially and adversely affect our marketing strategy, our fee structure, our advisor compensation model, our ability to retain advisors, and the design of our investments and services for qualified accounts, any of which could materially and adversely affect our results of operations.  Similarly, various changes in the asset management industry due to the new rules may result in product rationalization and change to our share classes and fee structures, revenue sharing arrangements, and investment opportunities for certain funds we manage.  The Securities and Exchange Commission is considering its own fiduciary rule proposal. Any such rule may also have a material impact on our business activities.

Legal and regulatory developments in the mutual fund and investment advisory industry could increase our regulatory burden, impose significant financial and strategic costs on our business and cause a loss of, or impact the servicing of, our clients and fund shareholders. On July 23, 2014, the SEC adopted additional reforms regulating money market funds, with which U.S. money market funds had to comply by October 14, 2016. The reforms will require institutional non-government money market funds to operate with a floating net asset value (“NAV”) method of pricing and require all non-government money market funds to impose liquidity fees and redemption gates under certain conditions. Government and retail money market funds will continue using current pricing and accounting methods to seek to maintain a stable NAV. The SEC adopted other reforms for money market funds, including additional disclosure and reporting requirements, tightening of diversification requirements, and enhanced stress testing. These reforms could have a negative impact on the attractiveness of such funds to investors and also subject us to additional regulatory requirements and costs to comply with such requirements.  The impact of the new rules with respect to money market funds remains uncertain as investors must decide which products fit their investment needs, and may impact certain investment strategies, portfolio liquidity and return potential.  Future industry changes could require us to modify or curtail our investment offerings and business operations, or impact our expenses and profitability. Additionally, some regulations may not directly apply to our business but may impact the capital markets, service providers or have other indirect effects on our ability to provide services to our clients.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information about the shares of Class A common stock we repurchased during the third quarter of 2016.

			Total Number of	Maximum Number (or
			Shares	Approximate Dollar
			Purchased as	Value) of Shares That
	Total Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under The
Period	Purchased (1)	per Share	Program	Program
July 1 - July 31	26,210	$18.32	—	n/a	(1)
August 1 ‑ August 31	49	18.77	—	n/a	(1)
September 1 ‑ September 30	2,278	18.14	—	n/a	(1)
Total	28,537	$18.31	—

(1)

On August 31, 1998, we announced that our Board of Directors approved a program to repurchase shares of our common stock on the open market.  Under the repurchase program, we are authorized to repurchase, in any seven-day period, the greater of (i) 3% of our outstanding common stock or (ii) $50 million of our common stock.  We may repurchase our common stock in privately negotiated transactions or through the New York Stock Exchange, other national or regional market systems, electronic communication networks or alternative trading systems.  Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased.  Our Board of Directors reviewed and ratified the stock repurchase program in October 2012.  During the third quarter of 2016, 28,537 shares of our common stock were repurchased pursuant to the repurchase program, all of which were purchased in connection with funding employee income tax withholding obligations arising from the vesting of restricted shares.

Item 6.Exhibits

3.1

Amended and Restated Bylaws of Waddell & Reed Financial, Inc.  Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-13913, filed July 26, 2016 and incorporated herein by reference.

4.1

First Amendment to Rights Agreement, dated as of July 22, 2016, between Waddell & Reed Financial, Inc. and Computershare Trust Company, N.A., as rights agent.  Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-k, File No. 001-13913, filed July 2016 and incorporated herein by reference.

10.1*	Investment Management Agreement, dated September 1, 2016 by and between Ivy NextShares and Ivy Investment Management Company.

10.2*	Investment Management Agreement, dated July 29, 2016, by and between Ivy Variable Insurance Portfolios and Ivy Investment Management Company.

10.3*	Investment Management Agreement, dated July 29, 2016, by and between Ivy Variable Insurance Portfolios and Ivy Investment Management Company.

31.1*	Section 302 Certification of Chief Executive Officer

31.2*	Section 302 Certification of Chief Financial Officer

32.1**	Section 906 Certification of Chief Executive Officer

32.2**	Section 906 Certification of Chief Financial Officer

101*

Materials from the Waddell & Reed Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Unaudited Consolidated Financial Statements, tagged in detail.

*     Filed herewith

**   Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of October 2016.

WADDELL & REED FINANCIAL, INC.

By:	/s/ Philip J. Sanders
Chief Executive Officer and Chief Investment Officer
(Principal Executive Officer)

By:	/s/ Brent K. Bloss
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/ Benjamin R. Clouse
Vice President
(Principal Accounting Officer)