Form 10-K
period 2016-12-31
WADDELL & REED FINANCIAL INC
filed 2017-02-24
CIK 1052100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

The aggregate market value of the voting and non-voting common stock equity held by non-affiliates based on the closing sale price on June 30, 2016 was $1.38 billion.

Shares outstanding of each of the registrant’s classes of common stock as of February 10, 2017 Class A common stock, $.01 par value: 84,276,768

DOCUMENTS INCORPORATED BY REFERENCE

In Parts II and III of this Form 10-K, portions of the definitive proxy statement for the 2017 Annual Meeting of Stockholders to be held April 27, 2017.

Index of Exhibits (Pages 89 through 93)

Total Number of Pages Included Are 93

WADDELL & REED FINANCIAL, INC.

INDEX TO ANNUAL REPORT ON FORM 10‑K

For the fiscal year ended December 31, 2016

PART I

Forward‑Looking Statements

This Annual Report on Form 10‑K and the letter to stockholders contains “forward‑looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the current views and assumptions of management with respect to future events regarding our business and the industry in general. These forward‑looking statements include all statements, other than statements of historical fact, regarding our financial position, business strategy and other plans and objectives for future operations, including statements with respect to revenues and earnings, the amount and composition of assets under management, distribution sources, expense levels, redemption rates and the financial markets and other conditions. These statements are generally identified by the use of words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “forecast,” “estimate,” “expect,” “intend,” “plan,” “project,” “outlook,” “will,” “potential” and similar statements of a future or forward‑looking nature. Readers are cautioned that any forward‑looking information provided by or on behalf of the Company is not a guarantee of future performance. Certain important factors that could cause actual results to differ materially from our expectations are disclosed in the Item 1 “Business” and Item 1A “Risk Factors” sections of this Annual Report on Form 10‑K, which include, without limitation, the adverse effect from a decline in securities markets or in the relative investment performance of our products, our inability to pay future dividends, the loss of existing distribution channels or the inability to access new ones, a reduction of the assets we manage on short notice, and adverse results of litigation and/or arbitration. The forgoing factors should not be construed as exhaustive and should be read together with other cautionary statements included in this and other reports and filings we make with the SEC. All forward‑looking statements speak only as of the date on which they are made and we undertake no duty to update or revise any forward‑looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.      Business

General

Waddell & Reed Financial, Inc. (hereinafter referred to as the “Company,” “we,” “our” or “us”) is a holding company, incorporated in the state of Delaware in 1981, that conducts business through its subsidiaries. Founded in 1937, we are one of the oldest mutual fund complexes in the United States, having introduced the Waddell & Reed Advisors group of mutual funds (the “Advisors Funds”) in 1940. Over time we added additional mutual funds: Ivy Funds (the “Ivy Funds”); Ivy Variable Insurance Portfolios, our variable product offering (“Ivy VIP”); InvestEd Portfolios, our 529 college savings plan (“InvestEd”); Ivy High Income Opportunities Fund, a closed-end mutual fund (“IVH”); and the Ivy Global Investors Fund Société d’Investissement à Capital Variable (the “SICAV”) and its Ivy Global Investors sub‑funds (the “IGI Funds”), an undertaking for the collective investment in transferable securities (“UCITS”). In 2016, we introduced the Ivy NextShares® exchange-traded managed funds (“Ivy NextShares”) (collectively, the Advisors Funds, Ivy Funds, Ivy VIP, InvestEd, IVH and Ivy NextShares are referred to as the “Funds”). As of December 31, 2016, we had $80.5 billion in assets under management.

We derive our revenues from providing investment management, investment advisory, investment product underwriting and distribution, and shareholder services administration to the Funds, the IGI Funds, and institutional and separately managed accounts. Investment management fees are based on the amount of average assets under management and are affected by sales levels, financial market conditions, redemptions and the composition of assets. Our underwriting and distribution revenues consist of fees earned on fee‑based asset allocation products and related advisory services, asset‑based service and distribution fees promulgated under the 1940 Act (“Rule 12b-1”), commissions derived from sales of investment and insurance products, and distribution fees on certain variable products. The products sold have various commission structures and the revenues received from those sales vary based on the type and dollar amount sold. Shareholder service fee revenue includes transfer agency fees, custodian fees from retirement plan accounts, and portfolio accounting and administration fees, and is earned based on assets under management or number of client accounts.

We operate our business through a balanced distribution network. Our retail products are distributed through third parties such as other broker-dealers, registered investment advisers and various retirement platforms (collectively, the “retail unaffiliated distribution channel”) or through associated independent contractor financial advisors (the “retail broker-dealer channel”). We also market our investment advisory services to institutional investors, either directly or through consultants (the “institutional channel”).

Our retail unaffiliated distribution channel efforts include retail fund distribution through broker-dealers (the primary method of distributing mutual funds for the industry), registered investment advisers (fee‑based financial advisors who generally sell mutual funds through financial supermarkets) and retirement and insurance platforms. Assets under management in this channel were $30.3 billion at the end of 2016.

In the retail broker-dealer channel, associated independent financial advisors focus their efforts primarily on financial planning, serving mostly middle class and mass affluent clients. We compete with smaller broker-dealers and independent financial advisors, as well as a span of other financial service providers. Assets under management in this channel were $42.3 billion at December 31, 2016.

Through our institutional channel, we serve as subadviser for domestic and foreign distributors of investment products for pension funds, Taft‑Hartley plans and endowments. Additionally, we serve as investment adviser and distributor of the IGI Funds. Assets under management in the institutional channel were $7.9 billion at December 31, 2016.

Organization

We operate our investment advisory business through our subsidiary companies, primarily Waddell & Reed Investment Management Company (“WRIMCO”), a registered investment adviser for the Advisors Funds and Ivy Investment Management Company (“IICO”), the registered investment adviser for the Ivy Funds, Ivy VIP, InvestEd, the IGI Funds, and Ivy NextShares and global distributor of the IGI Funds.

Our underwriting and distribution business operates through two broker-dealers: Waddell & Reed, Inc. (“W&R”) and Ivy Distributors, Inc. (“IDI”). W&R is a registered broker-dealer and investment adviser that acts primarily as the national distributor and underwriter for shares of the Advisors Funds, InvestEd and other mutual funds, and as a distributor of variable annuities and other insurance products issued by our business partners. In addition, W&R is the largest distributor of the Ivy Funds. IDI is the distributor and underwriter for the Ivy Funds, Ivy VIP and Ivy Nextshares.

Waddell & Reed Services Company (“WRSCO”) provides transfer agency and accounting services to the Funds. Waddell & Reed Financial, Inc., W&R, WRIMCO, WRSCO, IICO and IDI are hereafter collectively referred to as the “Company,” “we,” “us” or “our” unless the context requires otherwise.

Investment Management Operations

Our investment advisory business provides one of our largest sources of revenues. We earn investment management fee revenues by providing investment advisory and management services pursuant to investment management agreements with the Funds. While the specific terms of the agreements vary, the basic terms are similar. The agreements provide that we render overall investment management services to each of the Funds, subject to the oversight of each Fund’s board of trustees and in accordance with each Fund’s investment objectives and policies. The agreements permit us to enter into separate agreements for shareholder services or accounting services with each respective Fund.

Each Fund’s board of trustees, including a majority of the trustees who are not “interested persons” of the Fund or the Company within the meaning of the Investment Company Act of 1940, as amended (the “ICA”) (“disinterested members”) and the Fund’s shareholders must approve the investment management agreement between the respective Fund and the Company. These agreements may continue in effect from year to year if specifically approved at least annually by (i) the Fund’s board, including a majority of the disinterested members, or (ii) the vote of a majority of both the shareholders of the Fund and the disinterested members of each Fund’s board, each vote being cast in person at a meeting called for such purpose. Each agreement automatically terminates in the event of its assignment, as defined by the ICA or the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and may be terminated without penalty by any Fund by giving us 60 days’ written notice if the termination has been approved by a majority of the Fund’s trustees or the Fund’s shareholders. We may terminate an investment management agreement without penalty on 120 days’ written notice.

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

•

Focus on growing and protecting investors’ assets—a sound approach that seeks to capture asset appreciation when market conditions are favorable and strives to manage risk during difficult market periods.

These three principles shape our investment philosophy and money management approach. For nearly 80 years, our investment organization has delivered consistently competitive investment performance. Through bull and bear markets, our investment professionals have not strayed from what works—fundamental research and a time‑tested investment process. We believe investors turn to us because they appreciate that our investment approach continues to identify and create opportunities for wealth creation.

Our investment management team is comprised of 78 professionals, including 34 portfolio managers who average 23 years of industry experience and 15 years of tenure with our firm. We have significant experience in virtually all major asset classes, several specialized asset classes and a range of investment styles. At December 31, 2016, 76% of the Company’s $80.5 billion in assets under management were invested in equities, of which 79% was domestic and 21% was international. In recent years, we have supported growth of international investments by adding investment professionals native to countries that we consider emerging markets. They, along with other members of the investment team, focus on understanding foreign markets and capturing investment opportunities. Our investment management team also includes subadvisors who bring similar investment philosophies and additional expertise in specific asset classes.

Investment Management Products

Our mutual fund families offer a wide variety of investment options. We are the exclusive underwriter and distributor of 90 registered open‑end mutual fund portfolios in the Funds, which includes 14 investment styles. Additionally, we have one closed‑end offering, three Ivy NextShares exchange-traded managed funds and offer the IGI Funds through our institutional channel. The Advisors Funds, variable products offering Ivy VIP, and InvestEd are offered primarily through W&R financial advisors in the retail broker-dealer channel; in some circumstances, certain of those funds are also offered through the retail unaffiliated distribution channel. The Ivy Funds are offered through both our retail unaffiliated distribution channel and retail broker-dealer channel. The Funds’ assets under management are included in either our retail unaffiliated distribution channel or our retail broker-dealer channel depending on which channel marketed the client account or is the broker of record.

During 2016, we launched the Ivy Targeted Return Bond fund, subadvised by Pictet Asset Management, and the Ivy California Municipal High Income fund. The Ivy Targeted Return Bond fund seeks to provide a positive total return over the long‑term across all market environments by investing in any form of debt security issued in the U.S or internationally. The Ivy California Municipal High Income fund seeks a high level of income that is exempt from federal and California income taxes.  In January of 2017, we launched the Ivy IG International Small Cap fund, subadvised by IG International Management Ltd. This fund seeks smaller-capitalization companies outside North America that exhibit perceived growth at a reasonable price.

Additionally in 2016, we introduced three Ivy NextShares as part of a planned lineup of NextShares exchange-traded managed funds.  Ivy Energy NextShares invests primarily in securities of companies within all aspects of the energy sector.  Ivy Focused Growth NextShares invests primarily in a portfolio of common stock issued by large capitalization, growth-oriented companies that the portfolio manager believes have the ability to sustain growth over the long-term.  Ivy Focused Value NextShares invests primarily in the common stocks of companies that the portfolio manager believes are undervalued, trading at a significant discount relative to the intrinsic value of the Company as estimated by IICO and/or are out of favor in financial markets but have a favorable outlook for capital appreciation.

Other Products

We offer our retail broker-dealer channel clients a variety of fee‑based asset allocation products, including Managed Allocation Portfolio (“MAP”), MAP Plus, MAP Choice, MAP Flex, MAP Select, MAP Latitude and Strategic Portfolio Allocation (“SPA”). These products utilize a variety of investment options including mutual funds, as well as individual stock, bond and exchange traded fund investment options. As of December 31, 2016, clients had $18.4 billion invested in our fee‑based asset allocation products, of which $15.6 billion is invested in our mutual funds and included in our mutual fund assets under management.

In our retail broker-dealer channel, we distribute various business partners’ variable annuity products, which offer Ivy VIP as an investment vehicle. We also offer our retail broker-dealer channel customers retirement and life insurance products underwritten by our business partners. Through our insurance agency subsidiary, W&R financial advisors also sell life insurance and disability products underwritten by various carriers.

Distribution Channels

We distribute our investment products through the retail unaffiliated distribution, retail broker-dealer and institutional channels.

Retail Unaffiliated Distribution Channel

Our team of 42 external wholesalers lead our wholesaling efforts, which focus principally on distributing the Ivy Funds through three segments: broker-dealers (the largest method of distributing mutual funds for the industry and for us), retirement platforms (401(k) platforms using multiple managers) and registered investment advisers (fee‑based financial advisors who generally sell mutual funds through financial supermarkets). Additionally, our National Accounts team, comprised of 10 employees, work with our distribution partners managing current and new relationships.

Retail Broker-Dealer Channel

Throughout our history, independent W&R advisors have sold investment products primarily to middle income and mass affluent individuals, families and businesses across the country in geographic markets of all sizes. We assist clients on a wide range of financial issues with a significant focus on helping them plan, generally, for long‑term investments such as retirement and education, and offer one‑on‑one consultations that emphasize long‑term relationships through continued service. As a result of this approach, this channel has developed a loyal customer base with clients maintaining their accounts significantly longer than the industry average. Over the past several years, we have expanded our brokerage platform technology and offerings, and continue to do so which enable us to competitively recruit experienced advisors.

As of December 31, 2016, there were 1,780 independent W&R financial advisors who operate out of offices located throughout the United States. We believe, based on industry data, that W&R financial advisors are currently one of the largest groups in the United States selling primarily mutual funds, and that W&R, our broker-dealer subsidiary, ranks among the largest independent broker-dealers. Retail broker-dealer channel underwriting and distribution fee revenues per the average number of advisors were $243 thousand, $265 thousand and $254 thousand for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, our retail broker-dealer channel had approximately 426,000 mutual fund customers.

Institutional Channel

Through this channel, we manage assets in a variety of investment styles for a variety of institutions. The largest client type is other asset managers that hire us to act as subadviser; they are typically domestic and foreign distributors of investment products who lack scale or the track record to manage internally, or choose to market multi‑manager styles. Over time, the institutional channel has been successful in developing subadvisory relationships, and as of December 31, 2016, subadvisory business comprised more than 60% of the institutional channel’s assets. Our diverse client list also includes the IGI Funds, pension funds, Taft‑Hartley plans and endowments.

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

Agreements with the Funds may be adopted or amended with the approval of the disinterested members of each Fund’s board of trustees and have annually renewable terms of one year.

Competition

The financial services industry is a highly competitive global industry. According to the Investment Company Institute (the “ICI”), at the end of 2016 there were more than 9,500 open‑end investment companies, more than 500 closed‑end investment companies and more than 1,700 exchange traded funds of varying sizes, investment policies and objectives whose shares are being offered to the public in the United States alone. Factors affecting our business include brand recognition, business reputation, investment performance, quality of service and the continuity of both client relationships and assets under management. A majority of mutual fund sales go to funds that are highly rated by a small number of well‑known ranking services that focus on investment performance. Competition is based on distribution methods, the type and quality of shareholder services, the success of marketing efforts, the ability to develop investment products for certain market segments to meet the changing needs of investors, and the achievement of competitive investment management performance.

We compete with hundreds of other mutual fund management, distribution and service companies that distribute their fund shares through a variety of methods, including affiliated and unaffiliated sales forces, broker-dealers and direct sales to the public of shares offered at a low or no sales charge. Many larger mutual fund complexes have significant advertising budgets and established relationships with brokerage houses with large distribution networks, which enable these fund complexes to reach broad client bases. Many investment management firms offer services and products similar to ours, as well as other independent financial advisors. We also compete with brokerage and investment banking firms, insurance companies, commercial banks and other financial institutions and businesses offering other financial products in all aspects of their businesses. Although no single company or group of companies consistently dominates the mutual fund management and services industry, many are larger than us, have greater resources and offer a wider array of financial services and products.

The distribution of mutual funds and other investment products has undergone significant developments in recent years, which has intensified the competitive environment in which we operate. These developments include the introduction of new products, increasingly complex distribution systems with multiple classes of shares, the development of internet websites providing investors with the ability to invest on‑line, the introduction of sophisticated technological platforms used by financial advisors to sell and service mutual funds for their clients, the introduction of separately managed accounts—previously available only to institutional investors—to individuals, and growth in the number of mutual funds offered.  In recent years, we have faced significant competition from passive oriented investment strategies, which have taken market share from active managers like ourselves.  While we cannot predict how much market share these competitors will gain, we believe there will always be demand for active management.

We believe we effectively compete across multiple dimensions of the asset management and broker-dealer businesses. First, we market our products, primarily the Ivy Funds family, to unaffiliated broker-dealers and advisors and compete against other asset managers offering mutual fund products. This distribution method allows us to move beyond proprietary distribution and increases our potential pool of clients. Competition is based on sales techniques, personal relationships and skills, and the quality of financial planning products and services offered. We compete against asset managers that are both larger and smaller than our firm, but we believe that the breadth and depth of our products position us to compete in this environment. In this marketplace, we compete with a broad range of asset managers. Second, W&R financial advisors, who operate through our affiliated broker-dealer, have access to our proprietary financial products. We believe our business model targets customers seeking personal assistance from financial advisors or planners where the primary competition is companies distributing products through financial advisors. The market for financial advice is extremely broad and fragmented. W&R financial advisors compete primarily with large and small broker-dealers, independent financial advisors, registered investment advisers, financial institutions and insurance representatives. Finally, we compete in the institutional marketplace, working with consultants who select asset managers for various opportunities, as well as working directly with plan sponsors, foundations, endowments, sovereign funds and other asset managers who hire subadvisors.

We also face competition in attracting and retaining qualified financial advisors and employees. To maximize our ability to compete effectively in our business, we offer competitive compensation.

For additional discussion regarding the impact of competition, please see the Market and Competition risk factors included in Item 1A—“Risk Factors” in this annual report.

Regulation

The securities industry is subject to extensive regulation and virtually all aspects of our business are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to protect investment advisory clients and shareholders of registered investment companies. Under such laws and regulations, agencies and organizations that regulate investment advisers, broker-dealers, and transfer agents like us have broad administrative powers, including the power to limit, restrict or prohibit an investment adviser, broker-dealer or transfer agent from carrying on its business in the event that it fails to comply with applicable laws and regulations. In such event, the possible sanctions that may be imposed include, but are not limited to, the suspension of individual employees or agents, limitations on engaging in certain lines of business for specified periods of time, censures, fines and the revocation of investment adviser and other registrations.

The United States Securities and Exchange Commission (the “SEC”) is the federal agency responsible for the administration of federal securities laws. Certain of our subsidiaries are registered with the SEC as investment advisers under the Advisers Act, which imposes numerous obligations on registered investment advisers including, among other things, fiduciary duties, record‑keeping and reporting requirements, operational requirements and disclosure obligations, as well as general anti‑fraud prohibitions. Investment advisers are subject to periodic examination by the SEC, and the SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act, ranging from censure to termination of an investment adviser’s registration.

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

The Company is also subject to federal and state laws affecting corporate governance, including the Sarbanes‑Oxley Act of 2002, as well as rules adopted by the SEC. Our report on internal controls over financial reporting for 2016 is included in Part I, Item 9A.

As a publicly traded company, we are also subject to the rules of the New York Stock Exchange (the “NYSE”), the exchange on which our stock is listed, including the corporate governance listing standards approved by the SEC.

Two of our subsidiaries, W&R and IDI, are registered as broker-dealers with the SEC and the states. Much of the broker-dealer regulation has been delegated by the SEC to self‑regulatory organizations, principally the Municipal Securities Rulemaking Board and the Financial Industry Regulatory Authority, Inc. (“FINRA”), which is the primary regulator of our broker-dealer activities. These self‑regulatory organizations adopt rules (subject to approval by the SEC)

that govern the industry and conduct periodic examinations of our operations over which they have jurisdiction. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales practices, market making and trading among broker-dealers, the use and safekeeping of clients’ funds and securities, capital structure, record‑keeping, and the conduct of directors, officers and employees. Violation of applicable regulations can result in the revocation of broker-dealer licenses, the imposition of censures or fines, and the suspension or expulsion of a firm, its officers or employees.

W&R and IDI are each subject to certain net capital requirements pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Uniform Net Capital Rule 15c3‑1 of the Exchange Act (the “Net Capital Rule”) specifies the minimum level of net capital a registered broker-dealer must maintain and also requires that part of its assets be kept in a relatively liquid form. The Net Capital Rule is designed to ensure the financial soundness and liquidity of broker-dealers. Any failure to maintain the required minimum net capital may subject us to suspension or revocation of our registration or other limitations on our activity by the SEC, and suspension or expulsion by FINRA or other regulatory bodies, and ultimately could require the broker-dealer’s liquidation. The maintenance of minimum net capital requirements may also limit our ability to pay dividends. As of December 31, 2016 and 2015, net capital for W&R and IDI exceeded all minimum requirements.

Pursuant to the requirements of the Securities Investor Protection Act of 1970, W&R is a member of the Securities Investor Protection Corporation (the “SIPC”). IDI is exempt from the membership requirements and is not a member of the SIPC. The SIPC provides protection against lost, stolen or missing securities (but not loss in value due to a rise or fall in market prices) for clients in the event of the failure of a broker-dealer. Accounts are protected up to $500,000 per client with a limit of $100,000 for cash balances. However, since the Funds, and not our broker-dealer subsidiaries, maintain customer accounts, SIPC protection would not cover mutual fund shareholders whose accounts are maintained directly with the Funds, but would apply to brokerage accounts held on our brokerage platform.

Title III of the USA PATRIOT Act, the International Money Laundering Abatement and Anti‑Terrorist Financing Act of 2001, imposes significant anti‑money laundering requirements on all financial institutions, including domestic banks and domestic operations of foreign banks, broker-dealers, futures commission merchants and investment companies.

The Company and the independent financial advisors in our retail broker-dealer channel are subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and related provisions of the Internal Revenue Code of 1986, as amended, to the extent they are considered “fiduciaries” under ERISA with respect to certain clients.  The U.S. Department of Labor, which administers ERISA, adopted regulations in April 2016 that, among other things, treat as fiduciaries any person who provides investment advice or recommendations to employee benefit plans, plan fiduciaries, plan participants, plan beneficiaries, IRAs or IRA owners.

Our operations outside the United States are subject to the laws and regulations of various non‑U.S. jurisdictions and non‑U.S. regulatory agencies and bodies, including the regulation of the IGI Funds by Luxembourg’s Commission de Surveillance du Secteur Financier as UCITS. Similar to the United States, non‑U.S. regulatory agencies have broad authority in the event of non‑compliance with laws and regulations.

Our businesses may be materially affected not only by regulations applicable to us as an investment adviser, broker-dealer or transfer agent, but also by law and regulations of general application. For example, the volume of our principal investment advisory business in a given time period could be affected by, among other things, existing and proposed tax legislation and other governmental regulations and policies (including the interest rate policies of the Federal Reserve Board), and changes in the interpretation or enforcement of existing laws and rules that affect the business and financial communities.

Our business is also subject to new and changing laws and regulations. For additional discussion regarding the impact of current and proposed legal or regulatory requirements, please see the Legal, Regulatory and Tax risk factors included in Item 1A—“Risk Factors” in this annual report.

Intellectual Property

We regard our names as material to our business, and have registered certain service marks associated with our business with the United States Patent and Trademark Office.

Employees

At December 31, 2016 we had 1,447 full‑time employees, consisting of 1,134 home office employees and 313 employees responsible for advisor field supervision and administration.

Available Information

We make available free of charge our proxy statements, annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and amendments to those reports under the “Reports & SEC Filings” menu on the “Investor Relations” section of our internet website at ir.waddell.com as soon as reasonably practical after such filing has been made with the SEC.

ITEM 1A.   Risk Factors

You should carefully consider the following risk factors as well as the other risks and uncertainties contained in this Annual Report on Form 10‑K or in our other SEC filings. The occurrence of one or more of these risks or uncertainties could materially and adversely affect our business, financial condition, operating results and cash flows. In this Annual Report on Form 10‑K, unless the context expressly requires a different reading, when we state that a factor could “adversely affect us,” have a “material adverse effect on our business,” “adversely affect our business” and similar expressions, we mean that the factor could materially and adversely affect our business, financial condition, operating results and cash flows. Information contained in this section may be considered “forward‑looking statements.” See “Part I—Forward Looking Statements” for a discussion of cautionary statements regarding forward‑looking statements.

MARKET AND COMPETITION RISKS

We Could Experience Adverse Effects On Our Market Share Due To Strong Competition From Numerous And Sometimes Larger Companies. The investment management industry is highly competitive.  We compete with stock brokerage firms, mutual fund companies, investment banking firms, insurance companies, banks, internet investment sites, mobile investment products, automated financial advisors, and other financial institutions and individuals registered investment advisers based on a number of factors, including investment performance, the level of fees charged, the quality and diversity of products and services offered, name recognition and reputation, and the ability to develop new investment strategies and products to meet the changing needs of investors. Many of these competitors not only offer mutual fund investments and services, but also offer an ever-increasing number of other financial products and services. Many of our competitors have more products and product lines, services and brand recognition and also may have substantially greater assets under management.  See Item 1 – “Business – Competition.”

Many larger mutual fund complexes have developed more extensive relationships with brokerage houses that have large distribution networks, which may enable those fund complexes to reach broader client bases. In recent years, there has been a trend of consolidation in the mutual fund industry resulting in stronger competitors with greater financial resources than us.

There has also been a trend toward online internet financial services and financial services that are based on mobile applications or automated processes as clients increasingly seek to manage with their investment portfolios digitally.  This is leading to increased utilization of “robo” adviser platforms. If existing or potential customers decide to invest with our competitors instead of with us, our market share could decline, which could have a material adverse effect on our business.

We have faced significant competition in recent years from lower fee, passive investment strategies.  Investment advisors that emphasize passive products have gained, and may continue to gain, market share from active managers like us, which could have a material impact on our business.

We Could Lose Market Share To Competitors That Have Broader Investment Product Offerings.  There are a number of asset classes and product types that are not well covered by our current products and services. When these asset classes or products are in favor with investors, our competitors may receive outsized flows compared to others in the industry.  As a result, we will miss the opportunity to gain the assets under management that are being invested in these assets and face the risk of our managed assets being withdrawn in favor of competitors who provide services covering these classes or products.  For example, to the extent there is a trend in the asset management business in favor of passive products, such as index and certain types of exchange-traded funds, it favors our competitors who provide those products over active managers like us. In addition, our asset managers are not typically the lowest cost provider of asset management services. To the extent that we compete on the basis of price, we may not be able to maintain our current fee structure, which could adversely affect our operating revenues.

Our Business And Prospects Could Be Adversely Affected If The Securities Markets Decline. Our results of operations are affected by certain economic factors, including the success of the securities markets. There are often substantial fluctuations in price levels in the securities markets. These fluctuations can occur on a daily basis and over longer periods as a result of a variety of factors, including national and international economic and political events, broad trends in business and finance, and interest rate movements.  Adverse market conditions, particularly the U.S. domestic stock market due to our high concentration of assets under management in that market, and lack of investor confidence could result in investors further withdrawing from the markets or decreasing their rate of investment, either of which could adversely affect our revenues, earnings and growth prospects.

Our revenues are, to a large extent, investment management fees that are based on the market value of assets under management.  A decline in the securities market may cause the value of our assets under management to decline or cause investors to redeem assets in favor of investments they perceive offer greater opportunity or lower risk, both of which decrease investment management and other fees and could significantly reduce our revenues and earnings.  We do not hedge our revenue stream from this risk through derivatives or other financial contracts.  Our growth is dependent to a significant degree upon our ability to attract and retain mutual fund assets, and, in an adverse economic environment, this may prove more difficult.  The combination of adverse market conditions reducing both sales and investment management fees could compound one another and materially affect our business.

There May Be Adverse Effects On Our Business If Our Funds’ Performance Declines.  Success in the investment management and mutual fund businesses, including the growth and retention of assets under management, is dependent on the investment performance of client accounts relative to market conditions and the performance of competing funds. Good relative performance stimulates sales of the Funds’ shares and tends to keep redemptions low.  Sales of the Funds’ shares in turn generate higher management fees and distribution revenues. Good relative performance also attracts institutional and separate accounts.  It may also result in higher ratings or rankings by research services such as Morningstar, Lipper or eVestment Alliance, which may compound the foregoing effects. Conversely, poor relative performance results in decreased sales, increased redemptions of the Funds’ shares and the loss of institutional and separate accounts, resulting in decreases in our assets under management and revenues.  Poor investment performance also may adversely affect our ability to expand the distribution of our products through unaffiliated third parties.  Further, any drop in market share of mutual fund sales by independent financial advisors in our retail broker-dealer channel may further reduce profits as sales of unaffiliated mutual funds are less profitable than sales of our affiliated mutual funds.  As of December 31, 2016, 27% our assets under management were concentrated in five Funds. As a result, our operating results are significantly affected by the performance of those Funds and our ability to minimize redemptions from and maintain assets under management in those Funds. If we experienced a significant amount of redemptions of those Funds for any reason, our revenues would decline and our operating results would be adversely affected. Further, any adverse performance of those Funds may also indirectly affect the net sales and redemptions in our other products, which in turn, may adversely affect our business.  We have experienced net outflows in recent years due in part to underperformance of our mutual funds and depressed sales. During fiscal years 2016 and 2015, we had $25.3 billion and $13.8 billion of net outflows, respectively.

In addition, in the ordinary course of our business we may reduce or waive investment management fees, or limit total expenses, on certain products or services for particular time periods to manage fund expenses, or for other reasons, and to help retain or increase assets under management. If our revenues decline without a commensurate reduction in our expenses, our net income will be reduced. From time to time, we may experience poor investment performance, on a relative basis or an absolute basis, in certain products or accounts that we manage, which may contribute to a significant reduction in our assets under management and revenues.  In recent years we have experienced a decline in investment performance for several of our investment products, particularly in connection with shorter-term performance.  There is typically a lag before improvements in investment performance produce a positive effect on asset flows. There can be no assurances as to when, or if, investment performance issues will cease to negatively influence our assets under management and revenues.

Changes In The Distribution Channels In Which We Operate Could Reduce Our Net Revenues and Adversely Affect Our Assets Under Management, Revenues and Growth Prospects.  Our ability to market and distribute mutual funds and other investment products we manage is significantly dependent on access to third party financial intermediaries that distribute these products.  We sell a significant portion of our investment products through a variety of such intermediaries, including major wire houses, national and regional broker-dealers, defined contribution plan administrators, retirement platforms and registered investment advisers.  Assets under management in our retail unaffiliated channel at December 31, 2016 were $30.3 billion, or 38% of total assets under management.    It would be difficult for us to acquire or retain the management of those assets without the assistance of the intermediaries.  As third party intermediaries rationalize and reduce the number of product offerings on their platforms in response to the recently adopted U.S. Department of Labor (the “DOL”) fiduciary standard regulations, we cannot provide assurances that we will be able to maintain an adequate number of investment product offerings, or access to these intermediaries, which could have a material adverse effect on our business if we are unable to maintain successful distribution relationships.  Relying on third party intermediaries also exposes us to the risk of increasing costs of distribution, as certain intermediaries with which we conduct business charge fees (largely determined by the distributor) to maintain access to their distribution networks.  If we choose not to pay such fees, our ability to distribute through those intermediaries would be limited; significant increases in such fees will cause our distribution costs to increase, which could lower our profitability.  In addition, over time certain sectors of the financial services industry have become considerably more concentrated, as financial institutions involved in a broad range of financial services have been acquired by or merged into other firms.  The implementation of the DOL fiduciary standard is likely to require modifications to our distribution activities and may impact our ability to service clients or engage in certain types of distribution or other business activities.  The convergence of all of these activities could result in our competitors gaining greater resources, and we may experience pressure on our pricing and market share as a result of these factors and as some of our competitors seek to increase market share by reducing prices.  If these changes continue, our distribution costs could increase as a percentage of our revenues generated.  We could experience lower sales or incur higher distribution costs or other developments, which could have an adverse effect on our results of operations if third party selling agreements are terminated or there is a change in the terms of those agreements.

A substantial amount of our assets under management, $42.3 billion, or 53%, as of December 31, 2016 is held in our retail broker-dealer channel.  The investment products distributed through independent financial advisors in our retail broker-dealer channel include our affiliated mutual funds and other products, as well as products issued by unaffiliated mutual fund companies.  A majority of the sales in this channel are sales of affiliated mutual funds, upon which we earn higher revenues from asset management fees as compared to the sale of unaffiliated funds.  Sales of affiliated investment products in our retail broker-dealer channel may decrease (and redemptions increase) materially with the introduction of additional unaffiliated investment products in our advisory programs.  Further, qualified accounts, particularly IRAs, make up a significant portion of our assets under management and administration in this channel, and a significant portion of those retirement assets are invested in our affiliated products.  The introduction of additional unaffiliated products to independent financial advisors in this channel, sustained underperformance of key investment products, and the implementation of the DOL fiduciary standard, which has significant impacts relative to retirement assets, could cause us to experience lower sales of our affiliated investment products, increased redemptions, or other developments that may not be fully offset by higher distribution revenues or other benefits.  As a result, our assets under management, revenues and earnings may decline.  See “Legal, Regulatory and Tax Risks.”

Increasingly, investors, particularly in the institutional market, rely on external consultants and other third party financial professionals for advice on the choice of an investment adviser and investment portfolio. Further, the institutional separate account business uses referrals from investment consultants, investment advisers and other professionals.  These consultants and third parties tend to exert a significant degree of influence over their clients’ choices, and they may favor a competitor of ours.  We cannot assure that our investment offerings will be among their recommended choices in the future. The Company cannot be certain that it will continue to have access to these third party distribution channels or have an opportunity to offer some or all of its investment products through these channels.  Further, their recommendations can change over time and we could lose their recommendation and their client assets under our management.  Any failure to maintain strong business relationships with these distribution sources and the consultant community would impair our ability to sell our products, which in turn could have a negative effect on our revenues and profitability.

A Significant Percentage Of Our Assets Under Management Are Distributed Through Our Retail Unaffiliated Channel, Which Has Higher Redemption Rates Than Our Retail Broker-Dealer Channel. In recent years, we have focused on expanding distribution efforts relating to our retail unaffiliated channel.  The percentage of our assets under management in the retail unaffiliated channel has increased from 10% at December 31, 2003 to 38% at December 31, 2016, and the percentage of our total sales represented by the retail unaffiliated channel has increased from 17% for the year ended December 31, 2003 to 54% for the year ended December 31, 2016.  The success of sales in our retail unaffiliated channel depends upon our maintaining strong relationships with certain strategic partners, third party distributors and institutional accounts, as well as on the performance of our investment products marketed through this channel.  Many of those distribution sources also offer investors competing funds that are internally or externally managed, or may reduce the number of competing products on their platforms through systemic rationalization and reduction, which could limit the distribution of our products. The loss of any of these distribution channels and the inability to continue to access new distribution channels could decrease our assets under management and adversely affect our results of operations and growth.  There are no assurances that these channels and their client bases will continue to be accessible to us.  The loss or diminution of the level of business we do with those providers could have a material adverse effect on our business.  Compared to the industry average redemption rate of 25.4% and 24.7% for the years ended December 31, 2016 and 2015, respectively, the retail unaffiliated channel had redemption rates of 63.7% and 43.0% for the years ended December 31, 2016 and 2015, respectively.  Redemption rates were 11.1% and 9.1% for our retail broker-dealer channel in the same periods, reflecting the higher rate of transferability of investment assets in the retail unaffiliated channel.  However, the modernization of our brokerage and advisory platforms and products and the introduction of additional unaffiliated investment products in our advisory programs, as well as changes resulting from the DOL fiduciary standard, may result in a higher redemption rate in our retail broker-dealer channel, as independent financial advisors may move to sell more unaffiliated products.  An increase in the sale of unaffiliated mutual funds compared to sales of our Funds by independent financial advisors may reduce profits, as sales of unaffiliated mutual funds are less profitable than sales of our Funds.  See “Legal, Regulatory and Tax Risks.”

Fee Pressures Could Reduce Our Revenues And Profitability. There is an accelerating trend toward lower fees in some segments of the investment management business. The SEC has adopted rules that are designed to alter mutual fund corporate governance, which could result in further downward pressure on investment advisory fees in the mutual fund industry. Investors and clients are increasingly fee sensitive. Active management continues to experience pressure by increased flows to lower fee passive products.  This trend will result in pressure on active management firms to reduce fees to compete with passive products.  The DOL fiduciary standard could increase fee pressure as financial advisors may have more fee sensitivity given their new fiduciary role.  In addition, competition could cause us to reduce the fees we charge for products and services.  In the event that competitors charge lower fees for substantially similar products, we may be forced to compete on the basis of price in order to attract and retain customers.  The investment management agreements with the Funds continue in effect from year to year only if such continuation is approved at least annually by the Funds’ board of trustees. Periodic review of these advisory agreements could result in a reduction in investment management fee revenues received from the Funds. Accordingly, there can be no assurance that we will be able to maintain our current fee structure.  Fee reductions on existing or future new business could reduce our operating revenues and may adversely affect our business future revenue and profitability.

The fees we earn vary depending on the type of asset managed, the type of client, the type of asset management product or service provided and whether the product is sub-advised.  A shift in the mix of our assets under management from higher revenue-generating assets to lower revenue-generating assets may result in a decrease in our operating revenues even if our aggregate assets under management do not change.  There can be no assurance that we will achieve a more favorable product mix in the future.  See “Legal, Regulatory and Tax Risks.”

Our Ability To Attract And Retain Key Personnel Is Significant To Our Success And Growth. Our success is largely dependent on our ability to attract and retain highly skilled personnel, including our corporate officers, portfolio managers, investment analysts, and sales and client relationship personnel, many of whom have specialized expertise and extensive experience in our industry.  The market for experienced asset management personnel is extremely competitive, and is increasingly characterized by the movement of employees among different firms.  The majority of our employees do not have employment contracts, and generally can terminate their employment with us at any time.  Due to the competitive market for these professionals and the success of our highly skilled employees, our costs to attract and retain key personnel are significant.  If we are unable to offer competitive compensation or otherwise attract and retain talented individuals, the Company’s ability to compete effectively and retain its existing clients may be materially impacted.  Because the investment track record of many of our products and services is often attributed to a small number of individual employees, and sometimes one person, the departure of one or more of these employees could damage our reputation and result in the loss of assets or client accounts, which could have a material adverse effect on our results of operations and financial condition.  If we are unable to attract and retain qualified personnel, it could damage our reputation, make it more difficult to retain and attract new employees, cause our retention costs to increase significantly, and materially adversely impact our financial condition and results of operations.

Additionally, a significant portion of the sales of our mutual funds, investment products, annuities and insurance products are sold by independent financial advisors in our retail broker-dealer channel. Our growth prospects are directly affected by the quality, quantity and productivity of financial advisors we are able to successfully recruit and who continue to manage their independent practices through their association with us.

There May Be An Adverse Effect On Our Business If Our Investors Redeem The Assets We Manage On Short Notice.  Our investment management agreements with institutions and other non-mutual fund accounts are generally terminable upon relatively short notice, and investors in the mutual funds that we manage may redeem their investments in the funds at any time without prior notice.  Institutional and individual clients can terminate their relationships with us, reduce the aggregate amount of assets under management, or shift their funds to other types of accounts with different rate structures for any number of reasons, including investment trends, investment performance, changes in prevailing interest rates, changes in investment preferences of clients, changes in our reputation in the marketplace, changes in management or control of clients or third party distributors with whom we have relationships, loss of key investment management or other personnel, and financial market performance.  In addition, in a declining securities market, the pace of mutual fund redemptions and withdrawal of assets from other accounts could accelerate. Poor investment performance generally or relative to other investment management firms tends to result in decreased purchases of fund shares, increased redemptions of fund shares, and the loss of institutional or individual accounts.  The risk of our investors redeeming their investments in our mutual funds on short notice has increased materially due to the level of assets in our retail unaffiliated channel and the high concentration of assets in certain funds in this channel.  Additionally, redemptions in our retail broker-dealer channel may increase materially with the introduction of additional unaffiliated investment products in our advisory programs.  An increase in redemptions and the corresponding decrease in our assets under management may have a material adverse effect on our business.

There May Be Adverse Effects On Our Business Upon The Termination Of, Or Failure To Renew, Certain Agreements.  A majority of our revenues are derived from investment management agreements with the Funds that, as required by law, are terminable on 60 days’ notice. Each investment management agreement must be approved and renewed annually by the disinterested members of each Fund’s board of trustees or its shareholders, as required by law.  Additionally, our investment management agreements provide for automatic termination in the event of assignment, which includes a change of control, without the consent of our clients and, in the case of the Funds, approval of the Funds’ board of directors/trustees and shareholders to continue the agreements.  There can be no assurances that our clients will consent to any assignment of our investment management agreements, or that those and other contracts will not be terminated or will be renewed on favorable terms, if at all, at their expiration and new agreements may not be available.  See “Item. 1 Business – Distribution Channels – Retail Unaffiliated Distribution Channel” and “Institutional Channel.”  The decrease in revenues that could result from any such event could have a material adverse effect on our business.

We May Be Unable To Develop New Products And Support Provided To New Products May Reduce Fee Revenue, Increase Expenses And Expose Us To Potential Loss On Invested Capital.  Our financial performance depends, in part, on our ability to develop, market and manage new investment products and services, which may require significant time and resources as well as ongoing support and investment.  Substantial risk and uncertainties are associated with the introduction of new products and services, including the implementation of new and appropriate operational controls and procedures, shifting client and market preferences, the introduction of competing products or services, and compliance with regulatory requirements. A failure to continue to innovate to introduce new products and services, or to manage successfully the risks associated with such products and services, may impact our market share relevance and may cause our assets under management, revenue and earnings to decline.

Additionally, we may support the development of new investment products by waiving a portion of the fees we usually receive for managing such products by subsidizing expenses or by making seed capital investments.  There can be no assurance that new investment products we develop will be successful, which could have a material adverse effect on our business.  Failure to have or devote sufficient capital to support new products could have an adverse impact on our future growth.  Seed capital investments in new products utilize capital that would otherwise be available for general corporate purposes and expose us to capital losses due to investment market risk.  Our non-operating investment and other income could be adversely affected by the realization of losses upon the disposition of our investments or the recognition of significant other-than-temporary impairments in the case of our available-for-sale portfolio and the recognition of unrealized losses related to our sponsored investment portfolios that are held as trading and accounted for under the equity method.  We may use various derivative instruments to mitigate the risk of our seed capital investments, although some market risk would remain. The risk of loss may be greater for seed capital investments that are not hedged, or if an intended hedge does not perform as expected.  Our use of derivatives would result in counterparty risk in the event of non-performance by counterparties to these derivative instruments, regulatory risk and the risk that the underlying positions do not move in relation to the related derivative instruments.  As a result, volatility in the capital markets may affect the value of our seed capital investments, which may increase the volatility of our earnings and adversely affect our business.

The Failure Or Negative Performance Of Products Offered By Competitors May Cause Assets Under Management In Our Similar Products To Decline Irrespective Of The Performance Of Our Products.  Many competitors offer similar products to those offered by us and the failure or negative performance of competitors’ products or the loss of confidence in a product type could lead to a loss of confidence in similar products offered by us, irrespective of the performance of our products. Any loss of confidence in a product type could lead to redemptions in such products, which may cause the Company’s assets under management to decline and materially affect our business.

The Impairment Or Failure Of Other Financial Institutions Could Adversely Affect Our Business.  The investment management activities expose the Company, and the mutual funds and institutional clients we manage, to many different industries and counterparties.  We routinely execute transactions with counterparties, including brokers-dealers, commercial and investment banks, clearing organizations, mutual and hedge funds, and other institutional clients that expose us or the mutual funds or accounts we manage to operational, credit or other risks in the event that a counterparty with whom the Company transacts defaults on its obligations or if there are other unrelated systemic failures in the markets.  Although we regularly assess risks posed by counterparties, such counterparties may be subject to sudden swings in the financial and credit markets that may impair their ability to perform or they may otherwise fail to meet their obligations.  Any such impairment failure could negatively impact the performance of products or accounts we manage, which could lead to the loss of clients and may cause our assets under management, revenue and earnings to decline.

Regulations Restricting The Use Of “Soft Dollars” Could Result In An Increase In Our Expenses. On behalf of our mutual fund and investment advisory clients, we make decisions to buy and sell securities for each portfolio, select broker-dealers to execute trades, and negotiate brokerage commission rates. In connection with these transactions, we may receive “soft dollar credits” from broker-dealers that we can use to defray certain of our research and brokerage expenses consistent with Section 28(e) of the Investment Company Act of 1940, as amended (the “1940 Act”). If regulations are adopted eliminating the ability of asset managers to use “soft dollars,” our operating expenses could increase.

LEGAL, REGULATORY AND TAX RISKS

Regulatory Risk Is Substantial In Our Business And Regulatory Reforms Could Have A Material Adverse Effect On Our Business, Reputation And Prospects.    Virtually all aspects of our business, including the activities of our parent company and our investment advisory and broker-dealer subsidiaries, are heavily regulated, primarily at the federal level.  See Item 1 – “Business – Regulation.” The regulatory environment in which we operate frequently changes and has seen a significant increase in regulation in recent years. Various changes in laws and regulations have been enacted or otherwise developed in response to the crisis in the financial markets that began in 2007. Various other proposals remain under consideration by legislators, regulators, and other government officials and public policy commentators. Certain enacted provisions and certain other proposals are potentially far reaching and, depending upon their implementation, could have a material adverse effect on our business.

Potential impacts of current or proposed legal or regulatory requirements include, without limitation, the following:

•

As part of the debate in Washington, D.C. related to the economy and the U.S. deficit, there has been increasing focus on the framework of the U.S. retirement system. In April 2016, the DOL adopted regulations that, among other things, treat as fiduciaries any person who provides investment advice or recommendations to employee benefit plans, plan fiduciaries, plan participants, plan beneficiaries, IRAs or IRA owners (the “DOL Fiduciary Rule”).  Under the DOL Fiduciary Rule, firms and individuals who recommend financial products to retirement investors would be required to act in the best interest of the investor and, to receive variable compensation, would be required to enter into a contract with clients and produce complex disclosure documents intended to highlight financial conflicts of interest that may arise from the compensation the financial advisor receives from firms like us.  As discussed in more detail below, these regulations have wide-ranging consequences for the Company.  Additionally, changes to the current retirement system framework may impact our business in other ways. For example, proposals to reduce contributions to IRAs and defined contribution plans for certain individuals, as well as potential changes to defined benefit plans, may result in increased plan terminations and reduce our opportunity to manage and service retirement assets.

•

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act established enhanced regulatory requirements for non-bank financial institutions designated as “systemically important” by the Financial Stability Oversight Committee (“FSOC”). Under a final rule and interpretive guidance issued by the FSOC in April 2012, certain non-bank financial companies have been designated as Systemically Important Financial Institutions (“SIFIs”). Additional non-bank financial companies, which may include large asset management companies such as us, may be designated as SIFIs in the future.  We do not believe that mutual funds should be deemed SIFIs. Further, we do not believe SIFI designation was intended for traditional asset management businesses. However, if any of our mutual funds or affiliates is deemed a SIFI, we would be subject to enhanced prudential measures, which could include capital and liquidity requirements, leverage limits, enhanced public disclosures and risk management requirements, annual stress testing by the Federal Reserve, credit exposure and concentration limits, supervisory and other requirements. These heightened regulatory obligations could, individually or in the aggregate, adversely impact our business and operations.

•

Pursuant to the mandate of the Dodd-Frank Act, the Commodity Futures Trading Commission (the “CFTC”) and the SEC have promulgated rules that increase the regulation of over-the-counter derivatives markets. The CFTC has adopted certain amendments to its rules that would limit the ability of mutual funds and certain other products we sponsor to use commodities, futures, swaps, and other derivatives without additional registration. If our use of these products on behalf of client accounts increases so as to require registration, we would be subject to additional regulatory requirements and costs associated with registration.  The Dodd-Frank Act also expanded the CFTC’s authority to limit the maximum long or short position that any person may take in futures contracts, options on futures contracts and certain swaps. Final rules implementing this authority may be adopted by the CFTC that could require all accounts owned or managed by Commodity Trading Advisors to be aggregated towards such “speculative position limits.” Complying with these rules may negatively affect the Company’s financial condition or performance by requiring changes to existing strategies or preventing an investment strategy from being fully implemented.  The SEC has proposed regulations regarding the use of derivatives by registered open-end and closed-end funds detailing new exposure limits and asset coverage requirements for investments in derivatives, as well as adopting derivatives risk management programs. There remains uncertainty related to various requirements under these regulations and the exact manner in which they will impact current trading strategies for our clients.

•

The revised Markets in Financial Instruments Directive and Regulation (“MiFID II”) will apply across the European Union (“EU”) and member states of the European Economic Area beginning on January 3, 2018, unless this date is extended.   Implementation of MiFID II will significantly impact both the structure and operation of EU financial markets. Some of the main changes introduced under MiFID II include applying enhanced disclosure requirements, enhancing conduct of business and governance requirements, broadening the scope of pre and post trade transparency, increasing transaction reporting requirements, transforming the relationship between client commissions and research, and further regulation of trading venues.  Compliance with MiFID II will increase our costs.

•

On July 23, 2014, the SEC adopted additional reforms regulating money market funds to address the perceived systemic risks that such funds present.  These reforms, which became effective in October 2016, require certain institutional non-government money market funds to operate with a floating net asset value (“NAV”), which allows the daily share prices of these funds to fluctuate along with changes in the market-based value of fund assets, and require all non-government money market funds to impose liquidity fees and redemption limits or “gates” when fund liquidity is depleted. Government and retail money market funds will continue using current pricing and accounting methods to seek to maintain a stable NAV. The new rules do not apply to government (non-municipal) money market funds, although such funds may “opt-in” to the new liquidity fee and redemption gate provisions if previously disclosed to investors.  The SEC also adopted other reforms for money market funds, including additional disclosure and reporting requirements, tightening of diversification requirements, and enhanced stress testing.   The impact of the rules that affect the structure of the funds on our business remains uncertain as clients continue to decide which products fit their investment needs.  The new rules have impacted both the money market funds and shareholders in the form of additional implementation costs and ongoing operational costs.  The changes have required extensive client communications to avoid confusion concerning product changes and will likely limit the returns these Funds can generate in exchange for additional liquidity and shortened maturities.

•

Distribution fees paid to mutual fund distributors in accordance with Rule 12b-1 are an important element of the distribution of the mutual funds we manage.  Rule 12b-1 service and distribution fees are commonly found as a means for mutual fund and other managed product manufacturers and distribution platforms to address the costs of these products and investor education.  In 2010, the SEC proposed replacing Rule 12b-1 with a new regulation that would significantly change current fund distribution practices in the industry.  The SEC continually reviews the distribution fees paid to mutual funds.  Any mandated reductions or restructuring of Rule 12b-1 fees or other servicing fees we charge for our products and services resulting from regulatory initiatives or proceedings could reduce our revenues and earnings and materially affect our business.

•

The SEC and its staff continue to engage in various initiatives and reviews that seek to modify the regulatory structure governing the asset management industry, and registered investment companies in particular.  In 2016, the SEC adopted new rules to revise Form ADV and establish Form N-PORT, which require mutual funds to report information about their monthly portfolio holdings to the SEC in a structured data format and impose further reporting obligations on us and the Funds.  These filings have required, and will continue to require, significant investments in people and systems to ensure timely and accurate reporting.  In late 2016, the SEC adopted new rules that require registered open-end funds to adopt liquidity risk management programs with specific requirements for measuring and reporting the liquidity of fund holdings.  These rules could limit investment opportunities for certain Funds we manage and will likely increase our management and administration costs, with potential adverse effects on our revenues, expenses and results of operations.  The SEC has also been directed toward risk identification and controls in trading practices, cyber-security and the evaluation of systemic risks and has indicated an intention to propose new rules for the stress testing of registered investment companies and transition planning by asset managers, including the transfer of client assets.  When finalized, these new rules can be expected to add additional reporting and compliance costs and may affect the development of new products and the ability to continue to offer certain strategies through a registered investment company format.

•

There has been increased global regulatory focus on the manner in which intermediaries are paid for distribution of mutual funds. Changes to long-standing market practices related to fees or enhanced disclosure requirements may negatively impact sales of mutual funds by intermediaries, especially if such requirements are not applied to other investment products.

•

In recent years the asset management and financial services industries have experienced heightened regulatory examinations and inspections, including enforcement reviews, and a more aggressive posture regarding commencing enforcement proceedings resulting in fines, penalties and additional remedial activities to firms and to individuals. Without limiting the generality of the foregoing, regulators in the United States have taken, and can be expected to continue to take, a more aggressive posture on bringing enforcement proceedings.

At this time, we cannot predict the nature or full impact of future changes to the legal and regulatory requirements applicable to our business, nor the extent to which current or future proposals, or possible enforcement proceedings, will impact our business. All of these new and developing laws and regulations will likely result in greater compliance and administrative burdens on the Company, including the investment of significant management time and resources in order to satisfy new regulatory requirements or to compete in a changed business environment, and the imposition of new compliance costs and/or capital requirements, including costs related to information technology systems.  The evolving regulatory environment may impact a number of our service providers and, to the extent such providers alter their services or increase their fees, it may impact our expenses or those of the products we offer.  Changes in current rules and regulations that impact the business and financial communities generally, including changes in current legal, regulatory, accounting or compliance requirements, including state and federal taxation, or in governmental policies, could have a material adverse impact on our results of operations, financial condition or liquidity.

The Department Of Labor’s New Fiduciary Regulations Could Result In Material Changes In Our Business Model, Operations And Procedures, Including Our Distribution Channels And Product Offerings, Which Could Have A Material Adverse Effect On Our Business and Results Of Operations.  On April 8, 2016, the DOL published the DOL Fiduciary Rule, its final rule regarding the definition of who is an investment advice fiduciary under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and Section 4975 of the Internal Revenue Code, as

amended, a new “best interest contract” prohibited transaction exemption regarding how such advice can be provided to retirement investors (primarily account holders in 401(k) plans, IRAs and other types of ERISA clients), a new class prohibited transaction exemption for how ERISA investment advice fiduciaries can engage in certain principal transactions with retirement investors, and certain amendments and partial revocations of pre-existing exemptions.  The DOL Fiduciary Rule focuses in large part on conflicts of interest related to investment recommendations made by financial advisors, registered investment advisors, and other investment professionals to retirement investors, how financial advisors are able to discuss IRA rollovers, as well as how financial advisors and affiliates can transact with retirement investors.  Firms and individuals that recommend financial products to retirement investors would be required to act in the best interest of the investor and, to receive variable compensation, would be required to enter into a contract with clients and produce complex disclosure documents intended to highlight financial conflicts of interest that may arise from the compensation the financial adviser receives from firms like us.

These regulations have wide-ranging consequences for the Company, our distribution partners and our product offerings. Qualified accounts, particularly IRAs, make up a significant portion of our assets under management and administration.  Further, a significant portion of those retirement assets are invested in our affiliated products.   The DOL Fiduciary Rule, coupled with the introduction of unaffiliated products in our advisory programs and sustained underperformance of key investment products, could cause us to experience lower sales of our affiliated investment products, increased redemptions, or other developments that could materially and adversely affect our business.

While there has been much speculation regarding a potential delay in the April 10, 2017 applicability date of the DOL Fiduciary Rule, we are continuing with the implementation of our business and compliance initiatives in order to make necessary changes to our distribution methods and operations.  We intend to work with, and provide guidance to, our wealth management and asset management businesses, including independent financial advisors in our retail broker-dealer channel, to make the necessary changes to effectively implement these new regulations.  We are likely to incur substantial compliance costs in 2017 for required consulting, legal advice and technology enhancements.

The DOL Fiduciary Rule will require various changes in the asset management industry and, among other things, our distribution methods, compensation models, products, and business operations that could materially and adversely affect our marketing strategy, our fee structure, our independent financial advisor compensation model, our ability to engage with independent financial advisors, and the design of our investments and services for qualified accounts, any of which could materially and adversely affect our results of operations.  Similarly, various changes in the asset management industry due to the DOL Fiduciary Rule may result in product rationalization and reduction, as well as changes to our share classes and fee structures, revenue sharing arrangements, and investment opportunities for certain funds we manage.  The DOL Fiduciary Rule will require us to implement new policies and procedures designed to comply with the new requirements and to train independent financial advisors in our retail broker-dealer channel regarding their new obligations.  There are no assurances that we will be able to successfully execute the significant changes and enhancements to our business model, operations, technology and compliance policies and procedures required by the DOL Fiduciary Rule in a timely manner, which could materially and adversely affect our business.   The new rules create additional liability exposure to regulatory enforcement activity including litigation or to private arbitration or litigation, which may result in awards, settlements, penalties, injunctions, reputational risk, costs of defense regardless of outcome, or other adverse results.  The SEC is considering its own fiduciary rule proposal; any such rule may also have an impact on our business activities.

Compliance Within A Complex Regulatory Environment Imposes Significant Financial And Strategic Costs On Our Business, and Non-Compliance Could Result in Fines And Penalties.  Non-compliance with applicable laws or regulations could result in criminal and civil liability, the suspension of our employees, sanctions being levied against us, including fines, penalties and censures, injunctive relief, suspension or expulsion from a certain jurisdiction or market, or the temporary or permanent revocation of licenses or registrations necessary to conduct our business.  A regulatory proceeding, even one that does not result in a finding of wrongdoing or sanctions, could consume substantial expenditures of time and capital. Any regulatory investigation and any failure to maintain compliance with applicable laws and regulations could severely damage our reputation or otherwise adversely affect our business and prospects.

Our Business Is Subject To Substantial Risk From Litigation, Regulatory Investigations And Potential Securities Laws Liability. Many aspects of our business involve substantial risks of litigation, regulatory investigations and/or arbitration, and from time to time, we are involved in various legal proceedings in the course of operating our business, including employment-related claims.  See Item 3 – “Legal Proceedings.”  We are exposed to liability under federal and state securities laws, other federal and state laws and court decisions, as well as rules and regulations promulgated by the SEC, FINRA and other regulatory bodies.  These regulatory bodies have the authority to review our products and business practices, and those of our employees and independent financial advisors, and to bring regulatory or other legal actions against us if, in their view, our practices, or those of our employees or independent financial advisors, are improper. Actions brought against us may result in awards, settlements, penalties, injunctions or other adverse results, including reputational damage. In addition, we may incur significant expenses in connection with our defense against such actions regardless of their outcome. We, our subsidiaries, and/or certain of our past and present officers, have been named as parties in legal actions, regulatory investigations and proceedings, and securities arbitrations in the past and have been subject to claims alleging violation of such laws, rules and regulations, which have resulted in the payment of fines and settlements.  From time to time, we receive subpoenas or other requests for information from governmental and regulatory authorities in connection with certain industry-wide, company-specific or other investigations or proceedings. These examinations, inquiries and proceedings, have in the past and could in the future, if compliance failures or other violations are found, cause the relevant regulator to institute proceedings and impose sanctions for violations. Any such action may also result in litigation by investors in our Funds, other clients or by our stockholders, which could harm the Company’s reputation, potentially harm the investment returns of the Funds, or result in the Company being liable for damages.

In addition, the Funds to which we provide investment advisory and management services are subject to litigation and governmental and self-regulatory organization investigations and proceedings, any of which could harm the investment returns or reputation of the applicable Fund or result in our asset managers being liable to the Funds for any resulting damages.

There has been an increase in litigation and regulatory investigations in the asset management and financial services industries in recent years, including customer claims, class action suits and government actions alleging substantial monetary damages and penalties.  The “best interest contract” prohibited transaction exemption (“PTE”) under the DOL Fiduciary Rule prohibits class action waivers in best interest contracts.  To the extent we rely on the “best interest contract” PTE, we may be exposed to additional litigation risk associated with claims that we have failed to comply with the best interest contract and related PTE.  An adverse resolution of any lawsuit, legal or regulatory proceeding or claim against us could result in substantial costs or reputational harm to us, and have a material adverse effect on our business.  In addition to these financial costs and risks, the defense of litigation, regulatory investigations or arbitration may divert resources and management’s attention from operations.

Insurance May Not Be Available On A Cost Effective Basis To Protect Us From Liability.  We face inherent liability risk related to litigation from mutual fund investors, clients, third party vendors and others, and actions taken by regulatory agencies.  To help protect against these potential liabilities, we purchase insurance in amounts, and against risks, that we consider appropriate and commercially reasonable, where such insurance is available at prices we deem acceptable. There can be no assurance, however, that a claim or claims will be covered by insurance or, if covered, will not exceed the limits of available insurance coverage, that any insurer will remain solvent and will meet its obligations to provide us with coverage, or that insurance coverage will continue to be available with sufficient limits at a reasonable cost. Insurance costs are impacted by market conditions and the risk profile of the insured, and may increase significantly over relatively short periods. In addition, certain insurance coverage may not be available or may only be available at prohibitive costs. Renewals of insurance policies may expose us to additional costs through higher premiums or the assumption of higher deductibles or co-insurance liability.

Financial Advisors In Our Retail Broker-Dealer Channel Are Classified As Independent Contractors, And Changes To Their Classification May Increase Our Operating Expenses.  From time to time, various legislative or regulatory proposals are introduced at the federal or state levels addressing the criteria for determining the status of independent contractors’ classification as employees for either employment tax purposes (withholding, social security, Medicare and unemployment taxes) or other employment benefits.  Currently, most individuals are classified as employees or independent contractors for employment tax purposes based on relevant statutory, regulatory and common law tests, including the multi-factor test utilized by the Internal Revenue Service.   We classify financial advisors as independent contractors for all purposes, including employment tax.  There can be no assurance that legislative, judicial or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change the independent contractor/employee classification of those financial advisors currently associated with us or that private litigants might file actions seeking to change such classification.  The costs associated with potential changes, if any, with respect to these independent contractor classifications could have a material adverse effect on our business.

Misconduct By Our Employees And/Or Independent Financial Advisors Could Result In Liability, Subject Us To Regulatory Sanctions Or Otherwise Adversely Affect Our Business, Results of Operations or Financial Condition.

Our business is based on the trust and confidence of our clients, for whom independent financial advisors handle a significant amount of funds, as well as financial and personal information. Misconduct by our employees or by independent financial advisors could result in violations of law, regulatory sanctions and/or serious reputational or financial harm. Misconduct that could occur includes: (i) binding us to transactions that exceed authorized limits; (ii) hiding unauthorized or unsuccessful activities resulting in unknown and unmanaged risks or losses; (iii) improperly using, disclosing or otherwise compromising confidential information; (iv) recommending transactions that are not suitable; (v) engaging in fraudulent or otherwise improper activity, including the misappropriation of funds; (vi) engaging in unauthorized or excessive trading to the detriment of customers; or (vii) otherwise not complying with laws, regulations or our control procedures.  Although we have implemented a system of internal controls to minimize the risk of misconduct, there can be no assurance that our controls or precautions to detect and prevent misconduct will be effective in all cases. Preventing and detecting misconduct among independent financial advisors, who are not employees, presents additional challenges.  We could be liable in the event of misconduct by employees or independent financial advisors and we could also be subject to regulatory sanctions. Although we believe that we have adequately insured against these risks, there can be no assurance that our insurance will be maintained or that it will be adequate to meet any liability resulting from these activities.  Any damage to the trust and confidence placed in us by our clients may cause our assets under management to decline, which could adversely affect our reputation, business and prospects and lead to a material adverse effect on our business, results of operations or financial condition.

Challenges To Our Tax Positions May Adversely Affect Our Effective Tax Rate and Business.  The application of complex tax laws and regulations involves numerous uncertainties.  Tax authorities may disagree with certain tax positions that we have taken, as we are periodically under audit by various state and federal jurisdictions.  We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our financial statements.  Tax authorities may assess additional taxes, which could result in adjustments to, or impact the timing or amount of, taxable income, deductions or other tax allocations, and may adversely affect our effective tax rate and business.

TECHNOLOGY AND OPERATIONAL RISKS

Our Business Is Subject to Numerous Operational Risks.  Sustained Interruptions In Our Operating Systems, Technology Systems, Or Other Failure In Operational Execution, Could Materially And Adversely Affect Our Business.  We face numerous and complex operational risks related to our business on a day-to-day basis.  Operating risks include, but are not limited to:

•

failure to properly perform or oversee mutual fund or portfolio recordkeeping responsibilities, including portfolio accounting, security pricing, corporate actions, investment restrictions compliance, daily NAV computations, account reconciliations, and required distributions to Fund shareholders to comply with tax regulations;

•	failure to properly perform transfer agent and participant recordkeeping responsibilities, including transaction processing, supervision of staff, tax reporting, and record retention;
•

sales and marketing risks, including the intentional or unintentional misrepresentation of products and services in advertising materials, public relations information, or other external communications, and failure to properly calculate and present investment performance data accurately and in accordance with established guidelines and regulations;

•

failure to properly perform brokerage business responsibilities, including processing trades and client information timely and accurately, maintenance of books and records, execution of financial planning activities, and supervisory and compliance activities; and

•

our reliance on third party vendors who, now or in the future, may perform or support important parts of our operations as there can be no assurance that they will perform properly or that our processes and plans to execute, transition or delegate these functions to others will be successful or that there will not be interruptions in services from these third parties.

The systems upon which we rely upon to conduct our business may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including a disruption of electrical or communications services, termination or capacity constraints of any of the clearing agents, exchanges, clearing houses or other third party service providers that we use to facilitate, or are component providers to, our brokerage operations, securities transactions and other product manufacturing and distribution activities.  Any such failure, termination or constraint could adversely impact our ability to effect transactions, service our clients, manage our exposure to risk, or otherwise achieve desired outcomes.  Failure to keep current and accurate books and records can render us subject to disciplinary action by governmental and self-regulatory authorities, as well as to claims by our clients. In connection with the modernization of our brokerage and advisory platforms and products, a significant portion of our software is licensed from and supported by third party vendors upon whom we rely to prevent operating system failure.  A suspension or termination of these licenses or the related support, upgrades and maintenance could cause system delays or interruption.  If any of our financial, portfolio accounting, brokerage or other data processing systems, or the systems of third parties on whom we rely, do not operate properly or are disabled, or if there are other shortcomings or failures in our internal processes, people or systems, or those of third parties on whom we rely, we could suffer financial loss, a disruption of our businesses, liability to clients, regulatory problems or damage to our reputation.

Interruptions could be caused by operational failures arising from service provider, employee or advisor error or malfeasance, interference by third parties, including hackers, our implementation of new technology, as well as from our maintenance of existing technology. Our financial, accounting, brokerage, data processing or other operating systems and facilities may fail to operate or report data properly, experience connectivity disruptions or otherwise become disabled as a result of events that are wholly or partially beyond our control, adversely affecting our ability to process transactions or provide products and services to our clients. These interruptions can include fires, floods, earthquakes and other natural disasters, power losses, equipment failures, attacks by third parties, failures of internal or vendor personnel, software, equipment or systems and other events beyond our control. Although we have developed and maintain a comprehensive business continuity plan, and require our key technology vendors and service providers to do the same, there are inherent limitations in such plans and they might not, despite testing and monitoring, operate as designed. Further, we cannot control the execution of any business continuity plans implemented by our service providers.

Failure To Implement Our New Information Technology Systems Successfully Could Materially And Adversely Affect Our Business.  We are in the process of modernizing our brokerage and advisory platforms and products and implementing new information technology systems, including innovative account management systems, real-time client access to information and financial planning tools that we believe will facilitate and improve our core businesses and our productivity, and position our retail broker-dealer channel for long-term competitiveness.  Additionally, the DOL Fiduciary Rule will require significant changes to our business operations, including, but not limited to, our distribution methods, compensation models and product shelf.  We might be required to make significant capital expenditures to maintain competitive infrastructure. Our technology infrastructure is vital to the competitiveness of our business.  We depend on specialized technology to operate our business and a number of our key information technology systems were developed solely to handle our particular information technology infrastructure.  Our continued success depends on our ability to effectively integrate necessary technology systems across our organization, and to adopt new or adapt existing technologies to meet client, industry, and regulatory demands.  There can be no assurance that we will be successful in implementing the new information technology systems, that our existing technology infrastructure can support new systems or changes to existing systems, or that their implementation will be completed in a timely or cost effective manner or that we will derive the expected benefits from these new systems.  Failure to implement or maintain adequate information technology infrastructure may cause us to lose investors, clients, financial advisors and fail to maintain regulatory compliance, which could severely damage our reputation, impede our ability to support business growth, and materially and adversely affect our results of operations.

A Failure In Or Breach Of Our Operational Or Security Systems Or Our Technology Infrastructure, Or Those Of Third Parties, Or Failure To Maintain Adequate Business Continuity Plans, Could Result In A Material Adverse Effect On Our Business And Reputation.   We are highly dependent upon the use of various proprietary and third party software applications and other technology systems to operate our business.  As part of our normal operations, we process a large number of transactions on a daily basis and maintain and transmit confidential client and employee information, the safety and security of which is dependent upon the effectiveness of our information security policies, procedures, capabilities and employees to protect such systems and the data that reside on or are transmitted through them.  Although we take protective measures and endeavor to modify these protective measures as circumstances warrant, technology is subject to rapid change and the nature of the threats continue to evolve.  As a result, our operating and technology systems, software and networks may fail to operate properly or become disabled, or may be vulnerable to unauthorized access, inadvertent disclosure, loss or destruction of data (including confidential client information), computer viruses or other malicious code, cyber attacks and other events that could materially damage our operations, have an adverse security impact, or cause the disclosure or modification of sensitive or confidential information.  Most of the software applications that we use in our business are licensed from, and supported, upgraded and maintained by, third party vendors. A suspension or termination of certain of these licenses or the related support, upgrades and maintenance could cause temporary system delays or interruption.  We also take precautions to password protect and/or encrypt our laptops and other mobile electronic hardware.  If such hardware is stolen, misplaced or left unattended, it may become vulnerable to hacking or other unauthorized use, creating a possible security risk and resulting in potentially costly actions by us.  Further, while we have in place a disaster recovery plan to address business continuity and catastrophic and unpredictable events, there is no guarantee that this plan will be sufficient in responding to or ameliorating the effects of all disaster scenarios, and we may experience system delays and interruptions as a result of natural disasters, power failures, acts of war, and third party failures.   In addition, we rely to varying degrees on outside vendors for disaster contingency support, and we cannot be assured that these vendors will be able to perform in an adequate and timely manner.

The breach of our operational or security systems or our technology infrastructure, or those of third parties, due to one or more of these events could cause interruptions, malfunctions or failures in our operations and/or the loss or inadvertent disclosure of confidential client information could result in substantial financial loss or costs, liability for stolen assets or information, breach of client contracts, client dissatisfaction and/or loss, regulatory actions, remediation costs to repair damage caused by the breach, additional security costs to mitigate against future incidents and litigation costs resulting from the incident.  Although we seek to assess regularly and improve our existing business continuity plans, a major disaster, or one that affected certain important operating areas, or our inability to recover successfully should we experience a disaster or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.  These events, and those discussed above, could have a material adverse effect on our business and reputation.

Failure To Establish Adequate Controls And Risk Management Policies, The Circumvention Of Controls And Risk Management Policies, Or Fraud Could Have An Adverse Effect On Our Reputation And Financial Position.  We have established a comprehensive risk management process and continue to enhance various controls, procedures, policies and systems to monitor and manage risks; however, we cannot assure that such controls, procedures, policies and systems will successfully identify and manage internal and external risks to our business. We are subject to the risk that our employees, contractors or other third parties may deliberately seek to circumvent established controls to commit fraud or act in ways that are inconsistent with our controls, policies and procedures. Persistent attempts to circumvent policies and controls, or repeated incidents involving fraud, conflicts of interests or transgressions of policies and controls, could have a materially adverse effect on our reputation and lead to costly regulatory inquiries, fines and/or sanctions.

Our Own Operational Failures Or Those Of Third Parties We Rely On, Including Failures Arising Out Of Human Error, Could Disrupt Our Business And Damage Our Reputation.    Our business is highly dependent on our ability to process, on a daily basis, large numbers of transactions. These transactions generally must comply with client investment guidelines, as well as stringent legal and regulatory standards.  Despite our employees being highly trained and skilled, due to the large number of transactions we process, errors may occur. If we make mistakes in performing our services that cause financial harm to our clients, our clients may seek to recover their losses. The occurrence of mistakes, particularly significant ones, could have a material adverse effect on our reputation and business.

RISKS RELATED TO OUR BUSINESS

A Failure To Protect Our Reputation Could Adversely Affect Our Businesses.  Our reputation is one of our most important assets. Our ability to attract and retain customers, investors, employees and financial advisors is highly dependent upon external perceptions of our Company. Damage to our reputation could cause significant harm to our business and prospects and may arise from numerous sources, including litigation or regulatory actions, failing to deliver minimum standards of service and quality, compliance failures, any perceived or actual weakness in our financial strength or liquidity, technological, cybersecurity, or other security breaches (including attempted breaches) resulting in improper disclosure of client or employee personal information, unethical behavior, and the misconduct of employees, financial advisors and counterparties. Negative perceptions or publicity regarding these matters, even if they are baseless or eventually satisfactorily addressed, could damage our reputation among existing and potential customers, investors, employees and financial advisors. Reputations may take decades to build, and any negative incidents can quickly erode trust and confidence, particularly if they result in adverse mainstream and social media publicity, governmental investigations or litigation. Adverse developments with respect to our industry may also, by association, negatively impact our reputation or result in greater regulatory or legislative scrutiny or litigation against us.

Our reputation is also dependent on our continued identification of and mitigation against conflicts of interest, including those relating to our proprietary activities. For example, conflicts may arise between our position as a provider of financial planning services and as an investment adviser to Funds that one of our financial advisors may recommend to a financial planning client. We have procedures and controls that are designed to identify, address and appropriately disclose perceived conflicts of interest. However, identifying and appropriately addressing conflicts of interest is complex, and our reputation could be damaged if we fail, or appear to fail, to address conflicts of interest appropriately.

In addition, the SEC and other federal and state regulators have increased their scrutiny of potential conflicts of interest, including through the implementation of the DOL Fiduciary Rule. It is possible that potential or perceived conflicts could give rise to litigation or enforcement actions. It is possible also that the regulatory scrutiny of, and litigation in connection with, conflicts of interest will make our clients less willing to enter into transactions in which such a conflict may occur, and may materially affect our business.

Our Expenses Are Subject To Fluctuations That Could Materially Affect Our Operating Results.  Our results of operations are dependent on the level of expenses, which can vary significantly from period to period. Our expenses may fluctuate as a result of, among other things:

•	expenses incurred in connection with our strategic plans to strengthen our long-term competitive position;
•

variations in the level of total compensation expense due to bonuses, equity compensation, changes in employee benefit costs due to regulatory or plan design changes, changes in our employee count and mix, competitive factors and inflation;

•	expenses incurred to support distribution of our investment products;
•	expenses incurred to develop new products;
•

expenses and capital costs incurred to maintain and enhance our administrative and operation services infrastructure, including compliance systems, technology assets, and related depreciation and amortization;

•	the future impairment of intangible assets or goodwill that is currently recognized on our balance sheet;
•	unanticipated costs incurred to protect investor accounts and client goodwill;
•	disruptions of third party services such as communications, power, client account management and processing systems, and mutual fund transfer agency and accounting systems; and
•	responding to significant changes in our business model brought on by regulatory change.

Increases in our level of expenses, or our inability to reduce our level of expenses, could materially affect our operating results.  We expect that our operating revenues will be lower due to a reduction in the service fees that we charge the Funds, as a result of the conversion in 2016 of our load-waived Class A shares to Class I shares in our investments advisory products and the trend towards lower fees in the investment management business.  While we are under no obligation to provide financial support to any of our sponsored investment products, any such support would reduce capital available for other purposes and may have an adverse effect on revenues and net income.  If we are unable to effect appropriate expense reductions in a timely manner to align with decreases in our revenue due to, among other things, a decline in the level of our assets under management or our current business environment, through operational changes or performance improvement, our business may be adversely affected.

We Have Substantial Goodwill and Intangibles On Our Balance Sheet, And Any Impairment Could Adversely Affect Our Results of Operations.  At December 31, 2016, our total assets were approximately $1.4 billion, of which approximately $148.6 million, or 11%, consisted of goodwill and identifiable intangible assets.  See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”    We complete an ongoing review of goodwill and intangible assets for impairment on an annual basis or more frequently whenever events or a change in circumstances warrant.  Important factors in determining whether an impairment of goodwill or intangible assets might exist include significant continued underperformance compared to peers, the likelihood of termination or non-renewal of a mutual fund advisory or sub-advisory contract or substantial changes in revenues earned from such contracts, significant changes in our business and products, material and ongoing negative industry or economic trends, or other factors specific to each asset or subsidiary being tested.  Because of the significance of goodwill and other intangibles to our consolidated balance sheets, the impairment analysis is critical. Any changes in key assumptions about our business and our prospects, or changes in market conditions or other externalities, could result in an impairment charge.  Any such charge could have a material effect on our results of operations.

We May Engage In Strategic Transactions And Opportunities That Could Create Risk In Order To Maintain Or Enhance Our Competitive Position.  The Company has and may acquire or invest in businesses that it believes will add value to its business and generate positive net returns.  Any strategic transaction can involve a number of risks, including additional demands on our existing employees; additional or new regulatory requirements, operating facilities and technologies; adverse effects in the event acquired intangible assets or goodwill become impaired; and the existence of liabilities or contingencies not disclosed to or otherwise known by us prior to closing a transaction.  Acquisitions also pose the risk that any business we acquire may lose customers or employees or could underperform relative to expectations. We could also experience financial or other setbacks if pending transactions encounter unanticipated problems, including problems related to closing or the integration of technology and new employees.  There can be no assurance that we will find suitable candidates for strategic transactions at acceptable prices, have sufficient capital resources to pursue such transactions or be successful in negotiating the required agreements. Following the completion of an acquisition, we may have to rely on the seller to provide administrative and other support, including financial reporting and internal controls, to the acquired business for a period of time. There can be no assurance that such sellers will do so in a manner that is acceptable to us.  We may be required to spend additional time or money on integration which could decrease its earnings and prevent the Company from focusing on the development and expansion of its existing business and services.  These risks could result in decreased earnings and harm to the Company’s competitive position in the investment management and/or brokerage industry.

Our Ability To Maintain Our Credit Ratings And To Access The Capital Markets In A Timely Manner Should We Seek To Do So Depends On A Number Of Factors.  Our access to the capital markets depends significantly on our credit ratings. We believe that rating agency concerns include, but are not limited to, the fact that our revenues are exposed to equity market volatility and the potential impact from regulatory changes to the industry. Additionally, the rating agencies could decide to downgrade the entire investment management industry based on their perspective of future growth and solvency. Material deterioration of these factors, and others defined by each rating agency, could result in downgrades to our credit ratings, thereby limiting our ability to generate additional financing. We cannot predict what actions rating organizations may take, or what actions we may take in response to the actions of rating organizations, which could adversely affect our business. As with other companies in the financial services industry, our ratings could be changed at any time and without any notice by the ratings organizations.  Our credit facility borrowing rates are tied to our credit ratings. Management believes that solid investment grade ratings are an important factor in winning and maintaining institutional business and strives to manage the Company to maintain such ratings.  A downgrade in our credit ratings, or the announced potential for a downgrade, could have a significant adverse effect on our financial condition and results of operations.

A reduction in our long-term credit ratings could increase our borrowing costs, could limit our access to the capital markets, and may result in outflows thereby reducing assets under management and operating revenues. Volatility in global finance markets may also affect our ability to access the capital markets should we seek to do so. If we are unable to access capital markets in a timely manner, our business could be adversely affected.

The Terms Of Our Credit Facility And Senior Unsecured Notes Impose Restrictions On Our Operations That May Adversely Impact Our Prospects And The Operations Of Our Business. There are no assurances that we will be able to raise additional capital if needed, which could negatively impact our liquidity, prospects and operations. We have entered into a five year revolving credit facility (the “Credit Facility”) with various lenders providing for total availability of $125.0 million. Under the Credit Facility, the lenders may, at their option upon our request, expand the Credit Facility to $200.0 million. At February 10, 2017, there was no balance outstanding under the Credit Facility. We also have outstanding $190.0 million principal amount of unsecured senior notes comprised of $95 million of 5.0% senior notes, series A, due 2018 and $95 million of 5.75% senior notes, series B, due 2021, all of which were issued on January 13, 2011 (collectively, the “Senior Notes”).   The terms and conditions of the Credit Facility and note purchase agreement impose restrictions that affect, among other things, our ability to incur additional debt, make capital expenditures and acquisitions, merge, sell assets, pay dividends and create or incur liens. Our ability to comply with the financial covenants set forth in the Credit Facility and note purchase agreement could be affected by events beyond our control, and there can be no assurance that we will achieve operating results that will comply with such terms and conditions, a breach of which could result in a default under our credit facility and note purchase agreement. In the event of a default under the Credit Facility and/or note purchase agreement, the banks could elect to declare the outstanding principal amount of the Credit Facility, all interest thereon, and all other amounts payable under the Credit Facility to be immediately due and payable, and the Company’s obligations under the senior unsecured notes could be accelerated and become due and payable, including any make-whole amount, respectively.

Our ability to meet our cash needs and satisfy our debt obligations will depend upon our future operating performance, asset values, the perception of our creditworthiness and, indirectly, the market value of our stock. These factors will be affected by prevailing economic, financial and business conditions and other circumstances, some of which are beyond our control. We anticipate that any funds generated by any borrowings from our existing credit facility and/or cash provided by operating activities will provide sufficient funds to finance our business plans, meet our operating expenses and service our debt obligations as they become due. However, in the event that we require additional capital, there can be no assurance that we will be able to raise such capital when needed or on satisfactory terms, if at all, and there can be no assurance that we will be able to renew or refinance our credit facility or senior unsecured notes upon their maturity or on favorable terms. If we are unable to raise capital or obtain financing, we may be forced to incur unanticipated costs or revise our business plan.

Net Capital Requirements May Impede The Business Operations Of Our Subsidiaries.  Certain of our subsidiaries are subject to net capital requirements imposed by various federal, state, and foreign authorities. Each of our subsidiaries’ net capital meets or exceeds all current minimum requirements; however, a significant change in the required net capital, an operating loss, or an extraordinary charge against net capital could adversely affect the ability of our subsidiaries to expand or even maintain their operations if we were unable to make additional investments in them.

RISKS RELATED TO OUR COMMON STOCK

The Market Price Of Our Stock May Fluctuate.  The market price of our Class A common stock may fluctuate widely, depending upon many factors, some of which may be beyond our control, including changes in expectations concerning our future financial performance and the future performance of the financial services industry in general, including financial estimates and recommendations by securities analysts; differences between our actual financial and operating results and those expected by investors and analysts; our strategic moves and those of our competitors, such as acquisitions, divestitures or restructurings; changes in the regulatory framework of the financial services industry and regulatory action; changes in and the adoption of accounting standards and securities and insurance rating agency processes and standards applicable to our businesses and the financial services industry; and changes in general economic or market conditions.  Additionally, stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common stock.

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

There Are No Assurances That We Will Pay Future Dividends, Which Could Adversely Affect Our Stock Price. The Waddell & Reed Financial, Inc. Board of Directors (the “Board of Directors”) currently intends to continue to declare quarterly dividends on our Class A common stock.  However, the declaration and payment of dividends is subject to the discretion of our Board of Directors. Any determination as to the payment of dividends, as well as the level of such dividends, will depend on, among other things, general economic and business conditions, our strategic plans, our financial results and condition, and contractual, legal, and regulatory restrictions on the payment of dividends by us or our subsidiaries. We are a holding company and, as such, our ability to pay dividends is subject to the ability of our subsidiaries to provide us with cash. There can be no assurance that the current quarterly dividend level will be maintained or that we will pay any dividends in any future period. Any change in the level of our dividends or the suspension of the payment of dividends could adversely affect our stock price.  See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Provisions Of Our Organizational Documents Could Deter Takeover Attempts, Which Some Of Our Stockholders May Believe To Be In Their Best Interest. Under our Restated Certificate of Incorporation, our Board of Directors has the authority, without action by our stockholders, to fix certain terms and issue shares of our Preferred Stock, par value $1.00 per share. Actions of our Board of Directors pursuant to this authority may have the effect of delaying, deterring or preventing a change in control of the Company. Other provisions in our Restated Certificate of Incorporation and in our Amended and Restated Bylaws impose procedural and other requirements that could be deemed to have anti-takeover effects, including replacing incumbent directors. Our Board of Directors is divided into three classes, each of which is to serve for a staggered three-year term after the initial classification and election, and incumbent directors may not be removed without cause, all of which may make it more difficult for a third party to gain control of our Board of Directors. In addition, as a Delaware corporation, we are subject to section 203 of the Delaware General Corporation Law. With certain exceptions, section 203 imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our voting stock.

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

ITEM 1B.   Unresolved Staff Comments

None.

ITEM 2.      Properties

We own three buildings in the vicinity of buildings currently leased by our home office: two 50,000 square foot buildings and a 52,000 square foot building located in Overland Park, Kansas. Our existing home office lease agreements cover approximately 298,000 square feet located in Overland Park, Kansas and 38,000 square feet for our disaster recovery facility. In addition, we lease office space for sales management in various locations throughout the United States totaling approximately 698,000 square feet. In the opinion of management, the office space owned and leased by the Company is adequate for existing operating needs.

ITEM 3.      Legal Proceedings

The information set forth in response to Item 103 of Regulation S-K under “Legal Proceedings” is incorporated by reference from Part II, Item 8, Financial Statements and Supplementary Data, Note 17 – Contingencies, of this Annual Report on Form 10-K.

ITEM 4.      Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock (“common stock”) is listed on the NYSE under the ticker symbol “WDR.” The following table sets forth the high and low sale prices of our common stock, as well as the cash dividends paid for the past two years:

Market Price

	2016			2015
			Dividend			Dividend
			Per			Per
Quarter	High	Low	Share	High	Low	Share
1	$28.59	$20.21	$0.46	$51.80	$41.06	$0.43
2	24.27	16.00	0.46	51.23	45.89	0.43
3	19.75	15.70	0.46	48.05	33.64	0.43
4	22.45	15.02	0.46	38.85	27.82	0.43

Year‑end closing prices of our common stock were $19.51 and $28.66 for 2016 and 2015, respectively. The closing price of our common stock on February 10, 2017 was $18.51.

According to the records of our transfer agent, we had 2,454 holders of record of common stock as of February 10, 2017. We believe that a substantially larger number of beneficial stockholders hold such shares in depository or nominee form.

Dividends

The declaration of dividends is subject to the discretion of the Board of Directors. We intend, from time to time, to pay cash dividends on our common stock as our Board of Directors deems appropriate, after consideration of our operating results, financial condition, cash and capital requirements, compliance with covenants in the Credit Facility, note purchase agreement and such other factors as the Board of Directors deems relevant. To the extent assets are used to meet minimum net capital requirements under the Net Capital Rule, they are not available for distribution to stockholders as dividends. See Part I, Item 1. “Business—Regulation.” We anticipate that quarterly dividends will continue to be paid.

Common Stock Repurchases

Our Board of Directors has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in our stock‑based compensation programs. During the year ended December 31, 2016, we repurchased 2,320,726 shares in the open market and privately at an aggregate cost, including commissions, of $49.8 million, including 423,726 shares from employees to cover their tax withholdings from the vesting of shares granted under our stock‑based compensation programs. The aggregate cost of shares obtained from related parties during 2016 was $9.2 million. The purchase price paid by us for private repurchases of our common stock from related parties is the closing market price on the purchase date.

The following table sets forth certain information about the shares of common stock we repurchased during the fourth quarter of 2016.

			Total Number of	Maximum Number (or
			Shares	Approximate Dollar
			Purchased as	Value) of Shares That
	Total Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under The
Period	Purchased (1)	per Share	Program	Program
October 1 - October 31	—	$—	—	n/a	(1)
November 1 ‑ November 30	58	19.13	—	n/a	(1)
December 1 ‑ December 31	90,634	19.51	—	n/a	(1)
Total	90,692	$19.51	—

(1)

On August 31, 1998, we announced that our Board of Directors approved a program to repurchase shares of our common stock on the open market. Under the repurchase program, we are authorized to repurchase, in any seven‑day period, the greater of (i) 3% of our outstanding common stock or (ii) $50 million of our common stock. We may repurchase our common stock in privately negotiated transactions or through the New York Stock Exchange, other national or regional market systems, electronic communication networks or alternative trading systems. Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased. Our Board of Directors reviewed and ratified the stock repurchase program in October 2012. During the fourth quarter of 2016, we did not repurchase any shares of our common stock pursuant to the repurchase program and 90,692 shares, reflected in the table above, were purchased in connection with funding employee income tax withholding obligations arising from the vesting of nonvested shares.

Total Return Performance

Comparison of Cumulative Total Return (1)

The above graph compares the cumulative total stockholder return on the Company’s common stock from December 31, 2011 through December 31, 2016, with the cumulative total return of the Standard & Poor’s 500 Stock Index and the SNL Asset Manager Index. The SNL Asset Manager Index is a composite of 42 publicly traded asset management companies (including, among others, the companies in the peer group reviewed by the Compensation Committee for executive compensation purposes) prepared by SNL Financial, Charlottesville, Virginia. The graph assumes the investment of $100 in the Company’s common stock and in each of the two indices on December 31, 2011 with all dividends being reinvested. The closing price of the Company’s common stock on December 31, 2011 was $24.77 per share. The stock price performance on the graph is not necessarily indicative of future price performance.

	Period Ending
Index	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Waddell & Reed Financial, Inc.	100.00	148.47	284.90	222.92	133.43	99.64
SNL Asset Manager	100.00	128.30	197.16	208.00	177.39	187.66
S&P 500	100.00	116.00	153.57	174.60	177.01	198.18

(1)	Cumulative total return assumes an initial investment of $100 on December 31, 2011, with the reinvestment of all dividends through December 31, 2016.

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

	For the Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data, percentages)
Revenues from:
Investment management fees	$557,112	709,562	768,102	650,442	549,231
Underwriting and distribution fees	561,670	663,998	678,678	582,819	496,465
Shareholder service fees	120,241	143,071	150,979	137,093	128,109
Total revenues	1,239,023	1,516,631	1,597,759	1,370,354	1,173,805
Net income attributable to Waddell & Reed Financial, Inc.	$146,907	245,536	313,331	252,998	192,528
Operating margin	19%	27%	30%	28%	26%
Net income per share from continuing operations, basic and diluted	$1.78	2.94	3.71	2.96	2.25
Dividends declared per common share	$1.84	1.75	1.45	1.18	2.03
Shares outstanding at December 31,	83,118	82,850	83,654	85,236	85,679

	As of December 31,
	2016	2015	2014	2013	2012
	(in millions, except for percentages)
Assets under management	$80,521	104,399	123,650	126,543	96,365

Balance sheet data:
Goodwill and identifiable intangible assets	$148.6	158.1	158.1	162.0	162.0
Total assets	1,406.3	1,555.2	1,511.1	1,336.0	1,151.5
Long-term debt	189.6	189.4	189.3	189.1	188.9
Total liabilities	551.6	708.7	725.0	648.7	641.3
Total stockholders’ equity	844.0	846.5	786.1	687.3	510.2

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

Revenue Sources

We derive our revenues from providing investment management and advisory services, investment product underwriting and distribution, and shareholder services administration to the Funds, the IGI Funds, and institutional and separately managed accounts. Investment management and/or advisory fees are based on the amount of average assets under management and are affected by sales levels, financial market conditions, redemptions and the composition of assets. Our underwriting and distribution revenues consist of fees earned on fee‑based asset allocation products and related advisory services, Rule 12b‑1 asset‑based service and distribution fees, distribution fees on certain variable products, and commissions derived from sales of investment and insurance products. The products sold have various commission structures and the revenues received from those sales vary based on the type and dollar amount sold. Shareholder service fee revenue includes transfer agency fees, custodian fees from retirement plan accounts, portfolio accounting and administration fees, and is earned based on assets under management or number of client accounts.

Expense Drivers

Our major expenses are for commissions, employee compensation, field services, dealer services and information technology.

Our Distribution Channels

One of our distinctive qualities is that we distribute our investment products through a balanced distribution network. Our retail products are distributed through our retail unaffiliated distribution channel, which includes third parties such as other broker-dealers, registered investment advisers and various retirement platforms or through our retail broker-dealer channel and associated W&R financial advisors. Through our institutional channel, we distribute a variety of investment styles for a variety of types of institutions.

Through our retail unaffiliated distribution channel, we distribute retail mutual funds through broker-dealers, registered investment advisers and various retirement platforms through a team of external, internal and hybrid wholesalers as well as a team dedicated to national accounts.

The Ivy Funds maintain strong positions on many of the leading third party distribution platforms, and we continue efforts to diversify our sales. During 2016, we had seven funds exceed gross sales of $250 million. We expect the retail unaffiliated distribution channel to be critical in driving our organic growth rate in the coming years.

In our retail broker-dealer channel, 1,780 W&R financial advisors are spread throughout the United States, who provide financial advice for retirement, education funding, estate planning and other financial needs for our clients. A distinguishing aspect of this channel is its low redemption rate, which can be attributed to the personal and customized nature in which W&R advisors provide service to our clients by focusing on meeting their long‑term financial objectives; this, in turn, leads to a more stable asset base for the channel.

Through our institutional channel we manage assets in a variety of investment styles for a variety of types of institutions as well as the IGI Funds. The largest percentage of our clients hire us to act as subadviser for their branded products; they are typically domestic or foreign distributors of investment products who lack scale or the track record to manage internally, or choose to market multi‑manager styles. Our subadvisory relationships accounted for more than 60%

of the channel’s $7.9 billion in assets at the end of 2016. Our diverse client list also includes pension funds, Taft‑Hartley plans and endowments.

Strategic Initiatives

In 2016, we announced the modernizing of our brokerage and product platform, which included the restructuring of our share classes. This new platform moved us from a paper‑based, labor intensive environment to one utilizing innovative brokerage platform technology, which we expect to enhance both advisor and back‑office efficiency. As part of this effort, we converted load‑waived Class A shares into the more widely used institutional shares (Class I or Y) as the exclusive share classes in our investment advisory programs. This step is consistent with industry trends and will allow us to compete more effectively for investment advisory assets. The share class conversion occurred in July of 2016, and the platform launched in the fourth quarter of 2016. In 2017, we will continue the implementation of significant enhancements to our investment advisory programs and financial planning capabilities, referred to internally as “Project E.”  We believe that Project E positions the retail broker-dealer channel for long‑term competitiveness.

In 2016, operating results decreased $5.4 million due to one‑time costs associated with Project E, and a reduction of $3.9 million in our Rule 12b‑1 asset‑based service and distribution fee revenue, net of underwriting and distribution expenses following the conversion of assets under management in our investment advisory programs from load‑waived Class A shares to institutional share classes. Load‑waived Class A shares held in advisory programs have historically charged a maximum fee of 0.25% of the average daily net assets under management pursuant to the applicable Rule 12b‑1 service and distribution plan; institutional share classes do not charge a Rule 12b‑1 fee. Since the Company currently pays a large portion of the Rule 12b‑1 service and distribution fees it receives from load‑waived Class A share mutual funds held in advisory program accounts to the financial advisors servicing and distributing the shares, the impact of the loss of Rule 12b‑1 fee revenue is partially offset by the corresponding reduction in Rule 12b‑1 fee payments to be made to financial advisors.

To offset the decrease in 2016 operating income, we successfully executed a significant cost reduction effort and reduced fixed costs by 9% on an annual run‑rate basis.

On April 8, 2016, the DOL Fiduciary Rule was published. The final rule has a phased implementation from April 10, 2017 through January 1, 2018. We incurred $2.4 million in implementation costs related to this rule during 2016 and anticipate a range of $8.0 to $12.0 million in implementation costs during 2017, which includes filing a registration statement with the SEC to register five new index funds, the first passively managed funds offered by the Company.  These estimates could be impacted should the rule be delayed, withdrawn or modified. For additional discussion regarding the impact of the DOL Fiduciary Rule, please see the Legal, Regulatory and Tax risk factors included in Item 1A – “Risk Factors” in this annual report.

Operating Results

The Company ended the year with $1.2 billion in revenues. The revenue decrease of 18% relative to 2015 was reflective of a decrease in our average managed assets of 24%, partially offset by an increase in the average management fee rate. Average assets under management were $88.8 billion in 2016 compared to $117.6 billion in 2015. Net income attributable to Waddell & Reed Financial, Inc. decreased 40% compared to 2015 while our operating margin declined to 19.1% from 27.4%.

Our balance sheet remains strong, as we ended the year with cash and investments of $883.9 million. At December 31, 2016, we had no borrowings outstanding under the Credit Facility.

Assets Under Management

Assets under management of $80.5 billion on December 31, 2016 decreased $23.9 billion, or 23%, compared to $104.4 billion on December 31, 2015. The decrease in assets under management is primarily due to outflows of $25.3 billion, of which $15.6 billion was in the retail unaffiliated distribution channel, partially offset by market appreciation of $1.4 billion.

Change in Assets Under Management (1)

	Retail	Retail
	Unaffiliated	Broker-
	Distribution	Dealer	Institutional	Total
	(in millions)
2016
Beginning Assets	$45,641	43,344	15,414	104,399
Sales(2)	6,362	4,287	1,065	11,714
Redemptions	(22,438)	(5,736)	(8,860)	(37,034)
Net Exchanges	458	(712)	254	—
Net Flows	(15,618)	(2,161)	(7,541)	(25,320)
Market Action	272	1,139	31	1,442
Ending Assets at December 31, 2016	$30,295	42,322	7,904	80,521
2015
Beginning Assets	$60,335	45,517	17,798	123,650
Sales(2)	12,218	5,073	2,743	20,034
Redemptions	(23,686)	(5,044)	(5,081)	(33,811)
Net Exchanges	809	(809)	—	—
Net Flows	(10,659)	(780)	(2,338)	(13,777)
Market Action	(4,035)	(1,393)	(46)	(5,474)
Ending Assets at December 31, 2015	$45,641	43,344	15,414	104,399
2014
Beginning Assets	$67,055	43,667	15,821	126,543
Sales(2)	18,534	5,545	3,392	27,471
Redemptions	(23,524)	(4,575)	(2,920)	(31,019)
Net Exchanges	(101)	(384)	485	—
Net Flows	(5,091)	586	957	(3,548)
Market Action	(1,629)	1,264	1,020	655
Ending Assets at December 31, 2014	$60,335	45,517	17,798	123,650

(1)

Includes all activity of the Funds, the IGI Funds and institutional and separate accounts, including money market funds and transactions at net asset value, accounts for which we receive no commissions.

(2)	Primarily gross sales (net of sales commission), but also includes net reinvested dividends and capital gains and investment income.

Average assets under management, which are generally more indicative of trends in revenue for providing investment management services than the year over year change in ending assets under management, decreased by 24% compared to 2015.

Average Assets Under Management

	2016		2015		2014
		Percentage		Percentage		Percentage
	Average	of Total	Average	of Total	Average	of Total
	(in millions, except percentage data)
Distribution Channel:
Retail Unaffiliated Distribution
Equity	$28,078	79%	45,434	82%	54,563	80%
Fixed income	7,289	21%	9,848	18%	13,203	20%
Money market	159	—	154	—	168	—
Total	$35,526	100%	55,436	100%	67,934	100%
Retail Broker-Dealer
Equity	$30,681	72%	33,799	74%	32,999	74%
Fixed income	9,828	23%	9,911	22%	9,935	22%
Money market	2,029	5%	1,864	4%	1,966	4%
Total	$42,538	100%	45,574	100%	44,900	100%
Institutional
Equity	$10,026	93%	15,440	93%	16,483	95%
Fixed income	711	7%	1,134	7%	824	5%
Money market	—	—	—	—	—	—
Total	$10,737	100%	16,574	100%	17,307	100%
Total by Asset Class:
Equity	$68,785	77%	94,673	80%	104,045	80%
Fixed income	17,828	20%	20,893	18%	23,962	18%
Money market	2,188	3%	2,018	2%	2,134	2%
Total	$88,801	100%	117,584	100%	130,141	100%

The following table summarizes our five largest mutual funds as of December 31, 2016 by ending assets under management and investment management fees, with the comparative positions in 2015 and 2014. The assets under management and management fees of these mutual funds are presented as a percentage of our total assets under management and total management fees.

Five Largest Mutual Funds by Ending Assets Under Management and Investment Management Fees

	2016		2015		2014
		Percentage		Percentage		Percentage
	Ending	of Total	Ending	of Total	Ending	of Total
	(in millions, except percentage data)
By Assets Under Management:
Ivy Asset Strategy	$5,017	6%	15,261	15%	27,431	22%
Ivy High Income	4,616	6%	5,263	5%	8,341	7%
Ivy International Core Equity	4,405	5%	4,505	4%	2,715	2%
Ivy Science & Technology	3,829	5%	5,921	6%	5,926	5%
Advisors Core Investment	3,820	5%	4,131	4%	4,507	4%
Total	$21,687	27%	35,081	34%	48,920	40%
	(in thousands, except percentage data)
By Management Fees:
Ivy Asset Strategy	$50,501	9%	126,688	18%	189,106	25%
Ivy Science & Technology	36,428	7%	49,199	7%	43,950	5%
Ivy International Core Equity	35,181	6%	31,074	4%	19,556	3%
Advisors Science & Technology	25,698	5%	30,019	4%	30,296	4%
Ivy High Income	25,106	5%	37,938	5%	54,252	7%
Total	$172,914	32%	274,918	38%	337,160	44%

Results of Operations

Net Income

	For the Year ended
	December 31,			Variance
				2016 vs.	2015 vs.
	2016	2015	2014	2015	2014
	(in thousands, except per share and percentage data)
Net income attributable to Waddell & Reed
Financial, Inc. (in thousands)	$146,907	245,536	313,331	(40)%	(22)%
Earnings per share, basic and diluted	$1.78	2.94	3.71	(39)%	(21)%
Operating Margin	19%	27%	30%	(8)%	(3)%

Total Revenues

Total revenues decreased 18% in 2016 compared to 2015, attributable to a decrease in average assets under management of 24% and a decrease in sales of 42%. Total revenues decreased 5% in 2015 compared to 2014, attributable to a decrease in average assets under management of 10% and a decrease in sales of 27%.

	For the Year ended
	December 31,			Variance
				2016 vs.	2015 vs.
	2016	2015	2014	2015	2014
	(in thousands, except percentage data)
Investment management fees	$557,112	709,562	768,102	(21)%	(8)%
Underwriting and distribution fees	561,670	663,998	678,678	(15)%	(2)%
Shareholder service fees	120,241	143,071	150,979	(16)%	(5)%
Total revenues	$1,239,023	1,516,631	1,597,759	(18)%	(5)%

Investment Management Fee Revenues

Investment management fee revenues are earned by providing investment advisory services to the Funds, the IGI Funds and to institutional and separate accounts. Investment management fee revenues decreased $152.5 million, or 21%, in 2016 and decreased $58.5 million, or 8%, in 2015.

Investment management fee revenues are based on the level of average assets under management and are affected by sales, financial market conditions, redemptions and the composition of assets. The following graph illustrates the direct relationship between average assets under management and investment management fee revenues for the years ending December 31, 2016, 2015 and 2014.

The following table summarizes investment management fee revenues, related average assets under management, fee waivers and investment management fee rates for the years ending December 31, 2016, 2015 and 2014.

	For the Year ended
	December 31,			Variance
				2016 vs.	2015 vs.
	2016	2015	2014	2015	2014
	(in thousands, except for management fee rate, average assets and
	percentage data)
Retail investment management fees	$521,207	652,494	709,179	(20)%	(8)%
Retail average assets (in millions)	78,065	101,010	112,834	(23)%	(10)%
Retail management fee rate	0.6677%	0.6460%	0.6285%

Money market fee waivers	3,158	7,239	7,844	(56)%	(8)%
Other fee waivers	4,952	3,646	3,958	36%	(8)%
Total fee waivers	$8,110	10,885	11,802	(25)%	(8)%

Institutional investment management fees	$37,594	57,068	58,923	(34)%	(3)%
Institutional average assets (in millions)	10,737	16,574	17,307	(35)%	(4)%
Institutional management fee rate	0.3502%	0.3443%	0.3405%

Revenues from investment management services provided to our retail mutual funds, which are distributed through the retail unaffiliated distribution and retail broker-dealer channels, decreased $131.3 million in 2016, or 20%, compared to 2015. Revenues from investment management services provided to our retail mutual funds decreased $56.7 million in 2015, or 8%, compared to 2014. For both comparative periods, investment management fee revenues declined less on a percentage basis than the related average assets under management due to an increase in the average management fee rate. A lower asset base in the Ivy Asset Strategy fund has resulted in increased management fee rates for both comparative periods, due to the fund having a management fee rate less than our average management fee rate. Fee waivers for the Funds are recorded as an offset to investment management fees up to the amount of fees earned and declined in 2016 due to lower money market fee waivers as a result of a federal interest rate hike in 2016.

Institutional and separate account revenues in 2016 decreased $19.5 million, or 34%, compared to 2015 due to a 35% decrease in average assets under management. Institutional and separate account revenues in 2015 decreased $1.9 million, or 3%, compared to 2014 due to a 4% decrease in average assets under management. For both comparative periods, account revenues declined less on a percentage basis than the related average assets under management due to an increase in the average management fee rate driven by a mix‑shift of assets into investment styles and account types with higher management fee rates.

	Annualized long-term redemption rates
	(excludes money market redemptions)
	for the year ended December 31,
	2016	2015	2014
Retail Unaffiliated Distribution channel	63.7%	43.0%	34.8%
Retail Broker-Dealer channel	11.1%	9.1%	8.3%
Institutional channel	82.5%	30.7%	16.9%
Total	41.1%	28.3%	23.4%

The increased long‑term redemption rate in both comparative periods for the retail unaffiliated distribution channel was primarily driven by redemptions in the Asset Strategy funds, which comprised over 40% of retail unaffiliated distribution channel redemptions in 2016, 2015 and 2014. Prolonged redemptions in the retail unaffiliated distribution channel could negatively affect revenues in future periods. In the retail broker-dealer channel, we historically experienced a long‑term redemption rate lower than that of the industry average. With the modernizing of our retail broker-dealer platform and the introduction of new fee-based products, which increase the availability of third party products, we expect the long-term redemption rate to increase for our proprietary products. The increased long-term redemption rate for our institutional channel in 2016 compared to 2015 was primarily driven by a $2.0 billion redemption from an Asset Strategy account that we subadvise, a $2.1 billion redemption from an institutional account in our Large Cap Growth strategy, and an $800.0 million redemption from an institutional account in our Municipal High Income strategy. The increased long‑term redemption rate for our institutional channel in 2015 compared to 2014 was primarily driven by an institutional account moving from an active core strategy to a smart beta strategy. Our overall redemption rate of 41.1% in 2016 is higher than the industry average of 25.4% based on data provided by the ICI.

Underwriting and Distribution

We earn underwriting and distribution fee revenues primarily by distributing the Funds pursuant to an underwriting agreement with each Fund (except Ivy VIP as explained below) and, to a lesser extent, by distributing mutual funds offered by other unaffiliated companies. Pursuant to each agreement, we offer and sell the Funds’ shares on a continuous basis (open‑end funds) and pay certain costs associated with underwriting and distributing the Funds, including the costs of developing and producing sales literature and printing of prospectuses, which may be either partially or fully reimbursed by the Funds. The Funds are sold in various classes that are structured in ways that conform to industry standards (i.e., “front‑end load,” “back‑end load,” “level‑load” and institutional).

We offer several fee‑based asset allocation products. These products offer clients a selection of traditional asset allocation models, as well as features such as systematic rebalancing and client and advisor participation in determining asset allocation across asset classes. We earn asset‑based fees on our asset allocation products. In connection with Project E, we converted the load‑waived Class A shares previously offered in our investment advisory programs to institutional share classes, which do not charge a Rule 12b‑1 fee. As a result, we no longer collect Rule 12b‑1 asset‑based service and distribution fee revenue on these assets under management, which reduced our pre‑tax operating income by $3.9 million in 2016, net of underwriting and distribution expenses.  We expect that, given current asset levels, the full year impact of this change in 2017 on our pre-tax operating income will be approximately $15.4 million, net of underwriting and distribution expenses.

We distribute variable products offering Ivy VIP as investment vehicles pursuant to general agency arrangements with our business partners and receive commissions, marketing allowances and other compensation as stipulated by such agreements. In connection with these arrangements, Ivy VIP is offered and sold on a continuous basis.

In addition to distributing variable products, we distribute a number of other insurance products through our insurance agency subsidiary, including individual term life, group term life, whole life, accident and health, long‑term care, Medicare supplement and disability insurance. We receive commissions and compensation from various underwriters for distributing these products. We are not an underwriter for any insurance policies.

Underwriting and Distribution Fee Revenues and Expenses

The following tables illustrate our underwriting and distribution fee revenues and expenses segregated by distribution channel for the years ended December 31, 2016, 2015 and 2014:

	Total			2016 vs.	2015 vs.
	2016	2015	2014	2015	2014
	(in thousands, except percentage data)
Revenues	$561,670	663,998	678,678	(15)%	(2)%
Expenses—Direct	(477,314)	(589,810)	(615,954)	(19)%	(4)%
Expenses—Indirect	(193,791)	(179,971)	(167,373)	8%	8%
Net Distribution (Costs)/Excess	$(109,435)	(105,783)	(104,649)	(3)%	(1)%

	Retail Unaffiliated Distribution Channel			2016 vs.	2015 vs.
	2016	2015	2014	2015	2014
Revenues	$125,415	194,041	234,939	(35)%	(17)%
Expenses—Direct	(164,641)	(254,778)	(302,459)	(35)%	(16)%
Expenses—Indirect	(52,847)	(55,944)	(51,675)	(6)%	8%
Net Distribution (Costs)/Excess	$(92,073)	(116,681)	(119,195)	21%	2%

	Retail Broker-Dealer Channel			2016 vs.	2015 vs.
	2016	2015	2014	2015	2014
Revenues	$436,255	469,957	443,739	(7)%	6%
Expenses—Direct	(312,673)	(335,032)	(313,495)	(7)%	7%
Expenses—Indirect	(140,944)	(124,027)	(115,698)	14%	7%
Net Distribution (Costs)/Excess	$(17,362)	10,898	14,546	(259)%	(25)%

The following tables summarize the significant components of underwriting and distribution fee revenues segregated by distribution channel for the years ended December 31, 2016, 2015 and 2014:

	Total
	2016	2015	2014
	(in thousands)
Underwriting and distribution fee revenues:
Rule 12b-1 service and distribution fees	$215,186	309,279	346,304
Fee-based asset allocation product revenues	224,319	224,918	202,178
Sales commissions on front-end load mutual fund and variable annuity sales	67,734	78,923	78,484
Sales commissions on other products	31,246	24,096	24,024
Other revenues	23,185	26,782	27,688
Total	$561,670	663,998	678,678

	Retail Unaffiliated Distribution Channel
	2016	2015	2014
	(in thousands)
Underwriting and distribution fee revenues:
Rule 12b-1 service and distribution fees	$121,926	186,994	224,669
Sales commissions on front-end load mutual fund sales	565	3,091	5,843
Other revenues	2,924	3,956	4,427
Total	$125,415	194,041	234,939

	Retail Broker-Dealer Channel
	2016	2015	2014
	(in thousands)
Underwriting and distribution fee revenues:
Rule 12b-1 service and distribution fees	$93,260	122,285	121,635
Fee-based asset allocation product revenues	224,319	224,918	202,178
Sales commissions on front-end load mutual fund and variable annuity sales	67,169	75,832	72,641
Sales commissions on other products	31,246	24,096	24,024
Other revenues	20,261	22,826	23,261
Total	$436,255	469,957	443,739

A significant portion of underwriting and distribution revenues are received from Rule 12b‑1 asset‑based service and distribution fees earned on load, load‑waived and deferred‑load products sold by W&R financial advisors and third party intermediaries. Underwriting and distribution revenues also include asset‑based fees earned on our asset allocation products and commissions, sales commissions charged on front‑end load products sold by W&R financial advisors, including mutual fund Class A shares (those sponsored by the Company and those underwritten by other non‑proprietary mutual fund companies), variable annuities, sales of other insurance products, and financial planning fees. A significant amount of retail unaffiliated distribution channel mutual fund sales are load‑waived.

We divide the costs of underwriting and distribution into two components—direct costs and indirect costs. Direct selling costs fluctuate with sales volume, such as advisor commissions and management commissions paid to field management, advisor incentive compensation, commissions paid to third parties and to our own wholesalers, and related management commissions in our retail unaffiliated distribution channel. Direct selling costs also fluctuate with assets under management, such as Rule 12b‑1 service and distribution fees paid to third parties. Indirect selling costs are fixed costs that do not necessarily fluctuate with sales levels. Indirect costs include expenses such as wholesaler salaries, marketing costs, and promotion and distribution of our products through the retail unaffiliated distribution and retail broker-dealer channels; services and management of W&R financial advisors such as field office overhead, sales programs and technology infrastructure; and costs of managing and supporting our wholesale efforts through technology infrastructure and personnel. While the institutional channel does have marketing expenses, those expenses are accounted for in compensation and related costs and general and administrative expense instead of underwriting and distribution because of the channel’s integration with our investment management division, its relatively small size and the fact that there are no Rule 12b‑1 service and distribution fees, loads, contingent deferred sales charges (“CDSCs”), or any other charges to separate account clients except investment management fees.

We recover certain of our underwriting and distribution costs through Rule 12b‑1 service and distribution fees, which are paid by the Funds. All Rule 12b‑1 service and distribution fee revenue received from the Funds is recorded on a gross basis.

Underwriting and distribution revenues earned in 2016 decreased by $102.3 million, or 15%, compared to 2015. Rule 12b‑1 asset based service and distribution fees across both channels decreased $94.1 million, or 30%, year over year, driven by a decrease in average mutual fund assets under management for which we earn Rule 12b‑1 revenues and the share class conversion from load-waived Class A shares previously in our advisory products to institutional share classes, which do not charge a Rule 12b-1 fee. Revenues from fee‑based asset allocation products continued to be a meaningful contributor to revenues, increasing to 51% of the retail broker-dealer channel’s underwriting and distribution revenues in 2016 compared to 48% in 2015. Fee-based asset allocation revenue decreased less than 1% due to a decrease in fee-based asset allocation average assets of less than 1%.

Underwriting and distribution revenues earned in 2015 decreased by $14.7 million, or 2%, compared to 2014.  Rule 12b-1 asset based service and distribution fees decreased $37.0 million, or 11%, year over year, driven by a decrease in average mutual fund assets under management for which we earn Rule 12b-1 revenues. Revenues from fee-based asset allocation products continued to be a meaningful contributor to revenues, increasing to 48% of retail broker-dealer channel underwriting and distribution revenues in 2015 compared to 46% in 2014.  Fee-based asset allocation assets grew from $17.3 billion at December 31, 2014 to $17.6 billion at December 31, 2015, generating an increase of fee-based asset allocation revenue of $22.7 million, or 11%.

Underwriting and distribution expenses in 2016 decreased by $98.7 million, or 13%, compared to 2015. Direct expenses in the retail unaffiliated distribution channel decreased $90.1 million compared to 2015 as a result of a decrease in average wholesale assets under management and lower sales volume year over year, which resulted in lower Rule 12b‑1 asset‑based service and distribution expenses paid to third party distributors, dealer compensation and wholesaler commissions. Direct expenses in the retail broker-dealer channel declined 7% in relation to the decline in revenue. Indirect expenses across both channels increased $13.8 million, or 8%, compared to 2015, primarily due to increased computer services and software expenses, employee compensation and benefits related to severance and related charges and pension settlement charges.  Partially offsetting the increases were a curtailment gain as a result of discontinuing the availability of coverage in our defined benefit postretirement medical plan for any individuals who retired after December 31, 2016, lower advertising costs and lower business meetings and travel expenses. Indirect costs in the retail broker-dealer channel included $5.4 million related to Project E implementation costs.

Underwriting and distribution expenses in 2015 decreased by $13.5 million, or 2%, compared to 2014. Direct expenses in the retail unaffiliated distribution channel decreased $47.7 million compared to 2014 as a result of a decrease in average wholesale assets under management and lower sales volume year over year, which resulted in lower dealer compensation, wholesaler commissions and Rule 12b‑1 asset‑based service and distribution expenses paid to third party distributors. Direct expenses in the retail broker-dealer channel grew in relation to revenue, offsetting the decrease in the retail unaffiliated distribution channel. Indirect expenses across both channels increased $12.6 million, or 8%, compared to 2014, primarily due to increased employee compensation and benefits, consulting expenses, rent expense and advertising expenses, partially offset by lower computer services and software expenses.

Shareholder Service Fees Revenue

Shareholder service fee revenue primarily includes transfer agency fees, custodian fees from retirement plan accounts, and portfolio accounting and administration fees. Transfer agency fees and portfolio accounting and administration fees are asset‑based revenues or account‑based revenues, while custodian fees from retirement plan accounts are based on the number of client accounts.

During 2016, shareholder service fees revenue decreased $22.8 million, or 16%, over 2015. Account-based fees decreased $18.5 million compared to 2015 due to a decrease in the number of accounts, primarily as a result of the share class conversion in 2016 from account-based, load-waived Class A shares to asset-based, institutional share classes offered in our advisory programs. We expect that, given current asset levels, the full year impact of this change in 2017 on our pre-tax operating income will be approximately $11.8 million. Asset-based fees for the I, Y, R and R6 share classes decreased $4.1 million, or 11%, compared to 2015. Assets in the I, Y, R and R6 share classes declined from an average of $25.6 billion at December 31, 2015 to an average of $23.3 billion at December 31, 2016, representing a decrease of 9%.

During 2015, shareholder service fees revenue decreased $7.9 million, or 5%, over 2014. Of the total decrease, asset‑based fees accounted for $8.1 million, partially offset by an increase in account‑based fees. A majority of the decrease in asset‑based fees was driven by fees for the I, Y, R and R6 share classes which decreased $8.4 million, or 18%, when compared to 2014. Assets in the I, Y, R and R6 share classes declined from an average of $31.0 billion at December 31, 2014 to an average of $25.6 billion at December 31, 2015, representing a decrease of 17%.

Total Operating Expenses

Operating expenses decreased $98.1 million, or 9%, in 2016 compared to 2015 primarily due to decreased underwriting and distribution expenses and general and administrative expenses, partially offset by intangible asset impairment charges of $9.7 million recorded in 2016 and increased compensation and related costs driven by pension and severance costs discussed below. Underwriting and distribution expenses are discussed above.

Operating expenses decreased $12.6 million, or 1%, in 2015 compared to 2014 primarily due to decreased underwriting and distribution expenses, as well as a $7.9 million intangible asset impairment charge recorded in 2014, partially offset by increased compensation and related costs.

	For the Year ended
	December 31,			Variance
				2016 vs.	2015 vs.
	2016	2015	2014	2015	2014
	(in thousands, except percentage data)
Underwriting and distribution	$671,105	769,781	783,327	(13)%	(2)%
Compensation and related costs	209,849	200,752	194,410	5%	3%
General and administrative	83,996	105,066	104,637	(20)%	—%
Subadvisory fees	9,572	9,134	8,436	5%	8%
Depreciation	18,359	16,046	14,634	14%	10%
Intangible asset impairment	9,749	—	7,900	NM	NM
Total operating expenses	$1,002,630	1,100,779	1,113,344	(9)%	(1)%

Cost Reduction Efforts

The Company successfully completed a significant cost reduction effort, which led to a 9% reduction in 2016 fixed operating costs compared to 2015.  The cost reduction effort was executed to offset the projected decrease in operating income related to lower assets under management and the implementation of Project E.  Project E includes the ongoing modernization of our brokerage and product platform, as well as the restructuring of our share classes completed in July 2016.   These reductions impacted general and administrative costs, compensation costs and indirect underwriting and distribution costs.  The Company’s workforce was reduced by approximately 10% during the second quarter of 2016 resulting in a pre-tax restructuring charge of $17.0 million in the second quarter of 2016 related to employee-termination benefits, including cash severance costs, the acceleration of stock-based compensation and outplacement services.

Compensation and Related Costs

	For the Year Ended
	December 31,			Variance
				2016 vs.	2015 vs.
	2016	2015	2014	2015	2014
	(in thousands, except percentage data)
Compensation and related costs	$209,849	200,752	194,410	5%	3%
As a percent of revenue	17%	13%	12%	4%	1%

Compensation and related costs in 2016 increased $9.1 million, or 5%, compared to 2015. The primary drivers of the increase were an increase in pension expense of $16.0 million and an increase in severance expense of $7.1 million. Partially offsetting these increases was a decrease in incentive compensation of $7.0 million, a decrease in group health insurance costs of $4.7 million and a decrease of base compensation of $4.4 million. The increase in pension expense was due to a settlement charge related to the Company offering eligible terminated, vested pension plan participants an option to elect a one-time voluntary lump sum window distribution equal to the present value of the participant’s pension benefit, in settlement of all future pension benefits to which they would otherwise have been entitled. The increase in severance expense was a result of workforce reductions. The decrease in group health insurance costs is due to a curtailment gain realized on the amendment of our defined benefit postretirement medical plan to discontinue coverage for any individuals who retire after December 31, 2016, and the decrease in base compensation is due to a decrease in headcount.

Compensation and related costs in 2015 increased $6.3 million, or 3%, compared to 2014. An increase in base salaries of $5.3 million due to an increase in headcount and annual merit raises, and an increase in pension expense of $3.3 million were the primary drivers. Expense also increased $1.5 million related to incentive compensation, increased $1.4 million related to our deferred compensation program for portfolio managers, and increased $1.3 million related to miscellaneous compensation. Partially offsetting these increases was a decrease in share‑based compensation of $6.6 million due to forfeitures and lower non‑employee expense.

General and Administrative Expenses

	For the Year Ended
	December 31,			Variance
				2016 vs.	2015 vs.
	2016	2015	2014	2015	2014
	(in thousands, except percentage data)
General and administrative expenses	$83,996	105,066	104,637	(20)%	—%
As a percent of revenue	7%	7%	7%	—%	—%

General and administrative expenses are operating costs, including, but not limited to, computer services and software costs, telecommunications, facilities costs of our home offices, costs of professional services including legal and accounting, and insurance.

General and administrative expenses decreased $21.1 million for the year ended December 31, 2016 compared to 2015. Dealer service costs, which primarily represent pass‑through account servicing costs to third party dealers, decreased $9.1 million due to lower asset levels in certain share classes. There were also decreases in advertising costs, fund expenses, temporary office staff expense, and travel and entertainment expenses in 2016 compared to 2015, offset partly by increased consulting costs for implementation of the DOL Fiduciary Rule.

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

Subadvisory expenses for the years ended 2016, 2015 and 2014 were $9.6 million, $9.1 million and $8.4 million, respectively.  Subadvisory expenses increased $0.5 million for the year ended December 31, 2016 due to an increase in subadvised average assets of 2%, as well as the launch of three new subadvised funds, the Ivy Apollo Multi-Asset Income Fund, the Ivy Apollo Strategic Income Fund, and the Ivy Targeted Return Bond Fund. Subadvisory expenses increased $0.7 million for the year ended December 31, 2015 due to an increase in subadvised average assets of 14%, as well as termination fees related to internalizing management of the Micro Cap Growth funds during 2015. For both comparative periods, subadvisory expenses were also impacted by a decrease in the average subadvisory fee rate due to a mix-shift of assets into subadvised funds with lower subadvisory fee rates.

Intangible Asset Impairment

During the third quarter of 2016, we recorded an intangible asset impairment charge of $5.7 million related to our subadvisory agreement to manage certain mutual fund products.  The impairment charge was a result of a decline in assets under management primarily attributable to a realignment of fund offerings.  It is possible that the assets we manage may decrease in the future, which would require us to assess the need for an additional write-down of the intangible asset associated with our subadvisory agreement. At December 31, 2016, the remaining balance of our subadvisory intangible asset was $2.7 million.  The deferred tax liability established as a part of purchase accounting related to this intangible asset was $1.0 million as of December 31, 2016.

During the fourth quarter of 2016, we delayed our strategic initiative to globalize our distribution network for the IGI funds. As a result of this decision, the valuation model for the advisory contract associated with the IGI funds was updated. Based upon the updated valuation model, we determined that the fair value of this intangible asset for the advisory contract was less than the carrying amount, creating an impairment of $4.0 million, which was the remaining balance of this intangible asset.

Other Income and Expenses

Investment and Other Income (Loss)

Investment and other loss decreased $4.5 million in 2016 compared to 2015. The majority of the change is related to minority interest activity in our consolidated sponsored funds (Advisors Funds, Ivy Funds, IGI Funds and Ivy Nextshares) held as trading in our investment portfolio. Mark-to-market gains in 2016 on our consolidated sponsored funds, sponsored funds held as equity method securities and trading securities increased $30.0 million compared to 2015. The mark-to-market increases were offset by a $31.5 million increase in losses on our economic hedging program that uses total return swap contracts to hedge market risk in certain sponsored funds for the same comparative period.

Investment and other income decreased $22.0 million in 2015 compared to 2014. The majority of the decrease is related to mark‑to‑market activity on sponsored funds (Advisors Funds, Ivy Funds and IGI Funds) held as equity method investments and sponsored funds held as trading in our investment portfolio. We recorded mark‑to‑market losses of $15.4 million in 2015, compared to mark‑to‑market gains of $2.4 million in 2014. Realized gains on the sale of available for sale sponsored funds decreased $2.2 million in 2015 compared to 2014. Sponsored fund dividend income and capital gain distributions decreased $1.0 million in 2015, compared to 2014.

Interest Expense

Interest expense was $11.1 million in 2016 and 2015, and $11.0 million in 2014. The majority of our interest expense is fixed based on our $190.0 million senior unsecured notes.

Income Taxes

Our effective income tax rate was 33.9%, 38.5% and 36.1% in 2016, 2015 and 2014, respectively.  The Company has a deferred tax asset related to a capital loss carryforward, which is available to offset current and future capital gains.  Further, the Company has a deferred tax asset for unrealized losses in investment securities that would be capital losses if realized.  Due to the character of these losses and the limited carryforward period permitted by law upon realization, the Company recorded a valuation allowance against a portion of these deferred tax assets.  During 2016, unrealized gains on equity method investments and consolidated investments, capital gain distributions from investments, and realized capital gains on the sale of securities in the Company’s investment portfolios decreased the valuation allowance.  As a result, the Company recorded a $7.7 million income tax benefit, which decreased the effective income tax rate.  During 2015, unrealized losses on equity method investments and the trading securities portfolio exceeded capital gain distributions from investments and realized capital gains on the sale of securities in the Company’s investment portfolios.  As a result, a $3.7 million increase in the valuation allowance was recorded as a charge to income tax expense, which increased our effective income tax rate.  During 2014, realized capital gains allowed for a release of a portion of the valuation allowance, which resulted in an income tax benefit of $5.0 million.  The lower effective tax rate in 2016 as compared to 2015 was primarily the result of investment gains in 2016 compared to losses in 2015.  The higher effective tax rate in 2015 as compared to 2014 was primarily the result of investment losses in 2015 as compared to investment gains in 2014.

Our 2016, 2015 and 2014 effective income tax rates, removing the effects of the valuation allowance, would have been 37.4%, 37.6% and 37.1%, respectively.  The effective income tax rate, exclusive of the valuation allowance, was lower in 2016 as compared to 2015 due to lower income before taxes in 2016, which increased the impact of state tax incentives.  The effective income tax rate, exclusive of the valuation allowance, increased in 2015 as compared to 2014 due to increases in expenses that are not deductible for income tax purposes as well as lower income before taxes in 2015, which increased the impact of nondeductible expenses.

Liquidity and Capital Resources

The following table summarizes certain key financial data relating to our liquidity and capital resources:

	For the Year Ended			Variance
	December 31,			2016 vs.	2015 vs.
	2016	2015	2014	2015	2014
	(in thousands, except percentage data)
Balance Sheet Data:
Cash and cash equivalents	$555,102	558,495	566,621	(1)%	(1)%
Cash and cash equivalents—restricted	31,137	66,880	76,595	(53)%	(13)%
Investment securities	328,750	291,743	243,283	13%	20%
Long-term debt	189,605	189,432	189,258	—%	—%
Cash Flow Data:
Cash flows from operating activities	123,647	233,950	345,042	(47)%	(32)%
Cash flows from investing activities	75,871	(22,595)	(39,108)	NM	(42)%
Cash flows from financing activities	(202,911)	(219,481)	(227,158)	8%	3%

Our operations provide much of the cash necessary to fund our priorities, as follows:

•	Pay dividends
•	Finance internal growth
•	Repurchase our stock

Pay Dividends

The Board of Directors approved a quarterly dividend on our common stock of $0.46 per share payable on February 1, 2017 to stockholders of record on January 11, 2017. Dividends on our common stock resulted in financing cash outflows of $152.8 million, $144.0 million and $115.3 million in 2016, 2015 and 2014, respectively.

Finance Internal Growth

We use cash to fund growth in our distribution channels. Our retail unaffiliated distribution channel requires cash outlays for wholesaler commissions and commissions to third parties on deferred load product sales. We continue to invest in our retail broker-dealer channel by offering home office resources, wholesaling efforts and enhanced technology tools, including the modernization of our brokerage and product platform associated with Project E. Across both channels, we provide seed money for new products.

Repurchase Our Stock

In 2016, we purchased 2.3 million shares of our common stock, compared to 2.0 million shares and 2.3 million shares in 2015 and 2014, respectively. These share repurchase amounts included 423,726 shares, 432,353 shares and 599,340 shares from employees who elected to tender shares to cover their minimum tax withholdings with respect to vesting of stock awards during the years ended December 31, 2016, 2015 and 2014, respectively.

In the future, we plan to repurchase shares to offset dilution from shares issued for employee stock‑based compensation programs. During 2017, we estimate that we will repurchase approximately 400,000 shares from employees who elect to tender shares to cover their minimum tax withholdings arising from the vesting of nonvested shares.

Operating Cash Flows

Cash from operations is our primary source of funds and decreased $110.3 million from 2015 to 2016. The decrease is primarily due to a decrease in net income of $97.2 million in 2016. Additionally, deferred sales commission payments related to deferred sales load and fee based products decreased $12.0 million in 2016. During 2016, we paid

W&R financial advisors and third parties upfront commissions on the sale of Class C shares and certain fee‑based asset allocation products. Funding of such commissions during the years ended December 31, 2016, 2015 and 2014 totaled $3.4 million, $10.9 million and $41.0 million, respectively. In 2016 and 2015, 100% of the commission funding was related to Class C shares. During 2014, commission funding for Class C Shares and fee‑based asset allocation products was 57% and 43% of the annual commission funding, respectively.

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

A contribution of $10.0 million was made to our pension plan in February 2017, and no further contributions are planned for 2017.

Investing Cash Flows

Investing activities consist primarily of the seeding and sale of sponsored investment securities, as well as capital expenditures. We expect our 2017 capital expenditures to be in the range of $15.0 to $25.0 million.

Financing Cash Flows

As noted previously, dividends and stock repurchases accounted for a majority of our financing cash outflows in 2016.

On August 31, 2010, the Company entered into an agreement to complete a $190.0 million private placement of the Senior Notes. The agreement contained a delayed funding provision that allowed the Company to draw down the proceeds in January 2011 when the 5.6% senior notes (the “Notes”) matured. The Company used the proceeds of the issuance and sale of the Senior Notes to repay the Notes in full. Interest is payable semi‑annually in January and July of each year. The most restrictive provisions of the agreement require the Company to maintain a consolidated leverage ratio not to exceed 3.0 to 1.0 for four consecutive quarters and a consolidated interest coverage ratio of not less than 4.0 to 1.0 for four consecutive quarters. The Company was in compliance with these covenants for all periods presented. As of December 31, 2016, the Company’s consolidated leverage ratio was 0.6 to 1.0, and consolidated interest coverage ratio was 27.5 to 1.0.

The Company entered into the Credit Facility with various lenders, effective June 28, 2013, which provides for initial borrowings of up to $125.0 million and replaced the Company’s previous revolving credit facility. Lenders may, at their option upon the Company’s request, expand the facility to $200.0 million. There were no borrowings under the Credit Facility at December 31, 2016 or at any point during the year. The Credit Facility’s covenants match those outlined above for the Senior Notes.

Short Term Liquidity and Capital Requirements

Management believes its available cash, marketable securities and expected cash flow from operations will be sufficient to fund its short‑term operating and capital requirements during 2017. Expected short‑term uses of cash include dividend payments, interest on indebtedness and maturities of outstanding debt, income tax payments, seed money for new products, capital expenditures including those related to the Project E initiatives, share repurchases, payment of deferred commissions to our financial advisors and third parties, pension funding, collateral funding for margin accounts established to support derivative positions, expenditures related to compliance with the DOL Fiduciary Rule, and home office leasehold and building improvements, and could include strategic acquisitions. Our seed investments in consolidated sponsored funds are not treated as liquid assets because they may be longer term in nature. Our strong balance sheet allows us some flexibility around our dividend as we evaluate the longer-term earnings power of the Company. We are also evaluating options for the upcoming maturity of $95.0 million in senior unsecured notes in 2018.

Long Term Liquidity and Capital Requirements

Expected long‑term capital requirements include interest on indebtedness and maturities of outstanding debt, operating leases and purchase obligations, and potential recognition of tax liabilities, summarized in the following table as of December 31, 2016. Purchase obligations include amounts that will be due for the purchase of goods and services to be used in our operations under long‑term commitments or contracts.

			2018-	2020-	Thereafter/
	Total	2017	2019	2021	Indeterminate
	(in thousands)
Long-term debt obligations, including interest	$221,707	10,213	108,300	103,194	—
Non-cancelable operating lease commitments	75,678	22,494	30,634	12,707	9,843
Purchase obligations	154,363	70,783	63,610	19,313	657
Unrecognized tax benefits	11,504	212	—	—	11,292
	$463,252	103,702	202,544	135,214	21,792

Other possible long‑term discretionary uses of cash could include capital expenditures for enhancement of technology infrastructure, strategic acquisitions, payment of dividends, income tax payments, seed money for new products, pension funding, repurchases of our common stock, and payment of upfront fund commissions for Class C shares and certain fee‑based asset allocation products. We expect payment of upfront fund commissions for certain fee‑based asset allocation products will decline in future years due to a change in our advisor compensation plan whereby a smaller population of advisors are eligible for upfront fund commissions on the sale of these products.

Off‑Balance Sheet Arrangements

Other than operating leases, which are included in the table above, the Company does not have any off‑balance sheet financing. The Company has not created, and is not party to, any special‑purpose or off‑balance sheet entities for the purpose of raising capital, incurring debt or operating its business.

Critical Accounting Policies and Estimates

Management believes the following critical accounting policies affect its significant estimates and judgments used in the preparation of its consolidated financial statements.

Accounting for Goodwill and Intangible Assets

As of December 31, 2016, our total goodwill and intangible assets were $148.6 million, or 11%, of our total assets. Two significant considerations arise with respect to these assets that require management estimates and judgment: (i) the valuation in connection with the initial purchase price allocation, and (ii) the ongoing evaluation of impairment.

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

We complete an ongoing review of the recoverability of goodwill and intangible assets using a fair‑value or income based approach on an annual basis or more frequently whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Intangible assets with indefinite lives, primarily acquired mutual fund advisory contracts, are also tested for impairment annually by comparing their fair value to the carrying amount of the asset. We consider mutual fund advisory contracts indefinite lived intangible assets as they are expected to be renewed without significant cost or modification of terms. Factors that are considered important in determining whether an impairment of goodwill or intangible assets might exist include significant continued underperformance compared to peers, the likelihood of termination or non‑renewal of a mutual fund advisory or subadvisory contract or substantial changes in revenues earned from such contracts, significant changes in our business and products, material and ongoing negative industry or economic trends, or other factors specific to each asset or subsidiary being evaluated. Because of the significance of goodwill and other intangibles to our consolidated balance sheets, the annual impairment analysis is critical. Any changes in key assumptions about our business and our prospects, or changes in market conditions or other externalities, could result in an impairment charge.

In 2016, the Company’s annual impairment test completed during the second quarter indicated that goodwill and identifiable intangible assets were not impaired. Related to goodwill, the fair value of the investment management and related services reporting unit exceeded its carrying value by more than 100%. The fair value of indefinite life intangible assets excluding the intangible asset related to our subadvisory agreement to manage certain mutual fund products also exceeded its carrying value by more than 100%. The fair value of the intangible asset related to our subadvisory agreement exceeded its carrying amount by 6%. Based on the result of our annual test, we increased the frequency of our impairment analysis for this intangible asset, and during the third quarter of 2016, we recorded an intangible asset impairment charge of $5.7 million as a result of a decline in assets under management primarily attributable to a realignment of fund offerings. It is possible that the assets we manage under this subadvisory agreement may decrease in the future, which would require us to assess the need for a write‑down of the intangible asset. During the fourth quarter of 2016, we recorded an intangible asset impairment charge of $4.0 million on the advisory contract associated with the IGI Funds due to a delay in our strategic initiative to globalize our distribution network for the IGI Funds.

Accounting for Income Taxes

In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain.  In addition, respective tax authorities periodically audit our income tax returns.  These audits examine our significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions.  We adjust our income tax provision in the period in which we determine the actual outcomes will likely be different from our estimates.  The recognition or derecognition of income tax expense related to uncertain tax positions is determined under the guidance as prescribed by Accounting Standards Codification (“ASC”) “Income Taxes Topic” ASC 740.  During 2016, 2015, and 2014, the Company settled two, three, and six open tax years, respectively, that were undergoing audit by state jurisdictions in which the Company operates.  These audits were settled in all material respects with no significant adjustments.  The Company is currently under federal audit for the 2014 tax year.  Additionally, the Company was notified in December 2016 that one state jurisdiction will begin an audit in 2017.

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

The Company has a capital loss carryforward that is available to offset current and future capital gains.  Any unutilized capital loss carryforward will expire in 2018.  Due to the character of the loss and the limited carryforward period permitted by law, the Company may not realize the full tax benefit of the capital loss.  Management believes it is not more likely than not that the Company will generate sufficient future capital gains to realize the full benefit of these capital losses.  Accordingly, a valuation allowance has been recorded on the deferred tax assets that were capital in nature as of December 31, 2016, December 31, 2015, and December 31, 2014.

As of December 31, 2016, two of the Company’s subsidiaries have state net operating loss carryforwards in certain states in which those companies file on a separate company basis.  These entities have recognized a deferred tax asset for such carryforwards.  The carryforwards, if not utilized, will expire between 2017 and 2036.  Management believes it is not more likely than not that the subsidiaries will generate sufficient future taxable income in these states to realize the benefit of these state net operating loss carryforwards and, accordingly, a valuation allowance has been recorded at December 31, 2016, December 31, 2015 and December 31, 2014.

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

In 2016, we utilized a discount rate of 4.39% for our pension plan compared to 4.60% in 2015 and 4.13% in 2014 to reflect market rates. The discount rate for our postretirement medical plan was 3.46%, 4.44% and 4.07% in 2016, 2015 and 2014 respectively. In 2016, we assumed long‑term asset returns of 7.50% on the assets in our pension plan, representing a 25 basis point drop from our assumption in 2015 and 2014 of 7.75%. Our pension plan assets at December 31, 2016 were 100% invested in the Asset Strategy style and while we have targeted this same investment strategy going forward, we will assume long‑term asset returns of 7.0% beginning in 2017.

Effective January 1, 2017, the Company changed its method to estimate the service and interest cost components of net periodic benefit cost for our pension plan.  Historically, we estimated these two cost components utilizing a single discount rate derived from the yield curve, as described above.  The new method utilizes a full yield curve approach in the estimation of these components by applying the specific spot-rates along the yield curve used in the determination of the benefit obligation to their underlying projected cash flows.  The new estimate provides a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and their corresponding spot-rates. The change does not affect the measurement of our pension benefit obligation and it will be accounted for as a change in accounting estimate, which is applied prospectively. For 2017, the change in estimate is expected to reduce pension periodic benefit plan cost by approximately $2 million when compared to the prior estimate.

The effect of hypothetical changes to selected assumptions on the Company’s retirement benefit plans would be as follows:

For the year
		As of	ended
		December 31,	December 31,
		2016	2017
		Increase	Increase
		(Decrease)	(Decrease)
Assumptions	Change	PBO/APBO (1)	Expense (2)
(in thousands)
Pension
Discount rate	+/−50 bps	$(11,352)/12,647	$(1,582)/1,752
Expected return on assets	+/−100 bps	N/A	(1,464)/1,464
Salary scale	+/−100 bps	9,054/(8,129)	2,164/(1,938)
Other Postretirement
Discount rate	+/−50 bps	(57)/60	(9)/10
Health care cost trend rate	+/−100 bps	108/(97)	33/(29)

(1)	Projected benefit obligation (“PBO”) for pension plans and accumulated postretirement benefit obligation (“APBO”) for other postretirement plans.
(2)	Pre‑tax impact on expense.

Deferred Sales Commissions

We pay upfront sales commissions to W&R financial advisors and third party intermediary broker/dealers in connection with the sale of certain classes of mutual fund shares sold without a front-end sales charge. These costs are capitalized and amortized over the period during which the shareholder is subject to a CDSC, not to exceed five years. We recover these costs through Rule 12b‑1 and other distribution plan fees, which are paid by the applicable share classes of the Advisors Funds, Ivy Funds and InvestEd, along with CDSCs paid by shareholders who redeem their shares prior to completion of the specified holding periods. Should we lose our ability to recover such sales commissions through distribution plan payments and CDSCs, the value of these assets would immediately decline, as would future cash flows.

We periodically review the recoverability of deferred sales commission assets as events or changes in circumstances indicate that the carrying amount of deferred sales commission assets may not be recoverable and adjust the deferred assets accordingly.

Valuation of Investments

We record substantially all investments in our financial statements at fair value. Where available, we use prices from independent sources such as listed market prices or broker-dealer price quotations. We evaluate our available for sale securities for other than temporary declines in value on a periodic basis. This may exist when the fair value of an investment security has been below the current value for an extended period of time. If an other than temporary decline in value is determined to exist, the unrealized investment loss recorded net of tax in accumulated other comprehensive income is realized as a charge to net income, in the period in which the other than temporary decline in value is determined. While we believe that we have accurately estimated the amount of the other than temporary decline in the value of our portfolio, different assumptions could result in changes to the recorded amounts in our financial statements.

Loss Contingencies

The likelihood that a loss contingency exists is evaluated using the criteria of “Contingencies Topic,” ASC 450 through consultation with legal counsel. A loss contingency is recorded if the contingency is considered probable and reasonably estimable as of the date of the financial statements.

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

Interest Rate Sensitivity

Our interest sensitive liabilities include our long‑term fixed rate Senior Notes and obligations for any balances outstanding under the Credit Facility or other short‑term borrowings. Increases in market interest rates would generally cause a decrease in the fair value of the Senior Notes and an increase in interest expense associated with short‑term borrowings and borrowings under the Credit Facility. Decreases in market interest rates would generally cause an increase in the fair value of the Senior Notes and a decrease in interest expense associated with short‑term borrowings and borrowings under the Credit Facility. We had no short‑term borrowings outstanding as of December 31, 2016.

Investment Securities Sensitivity

We maintain an investment portfolio of various holdings, types and maturities. Our portfolio is diversified and consists primarily of sponsored funds. A portion of investments are classified as available for sale investments. At any time, a sharp increase in interest rates or a sharp decline in the United States stock market could have a significant negative impact on the fair value of our investment portfolio. If a decline in fair value is determined to be other than temporary by management, the cost basis of the individual security or mutual fund accounted for as AFS is written down to fair value.

We have established a hedging program that uses a total return swap to hedge our exposure to fluctuations in the value of our investment portfolio classified as trading, recorded using equity method, or consolidated within our consolidated financial statements. Conversely, declines in interest rates or a sizeable rise in the United States stock market could have a significant positive impact on our investment portfolio, the results of which may be mitigated due to the hedging program. However, unrealized gains are not recognized in operations on available for sale securities until they are sold.

The following is a summary of the effect that a 10% increase or decrease in equity or fixed income prices would have on our investment portfolio subject to equity or fixed income price fluctuations at December 31, 2016:

		Fair Value	Fair Value
		Assuming a 10%	Assuming a 10%
Investment Securities	Fair Value	Increase	Decrease
	(in thousands)
Available for sale:
Sponsored funds	$122,806	135,087	110,525
Sponsored privately offered funds	570	627	513
Trading:
Mortgage-backed securities	13	14	12
Common stock	101	111	91
Consolidated sponsored funds	145,710	160,281	131,139
Sponsored funds	29,541	32,495	26,587
Equity Method:
Sponsored funds	26,775	29,453	24,098
Sponsored privately offered funds	3,234	3,557	2,911
Total	$328,750	361,625	295,875

Securities Price Sensitivity

Our revenues are dependent on the underlying assets under management in the Funds and IGI Funds to which investment advisory services are provided. The Funds include portfolios of investments comprised of various combinations of equity, fixed income and other types of securities and commodities. Fluctuations in the value of these securities are common and are generated by numerous factors, including, without limitation, market volatility, the overall economy, inflation, changes in investor strategies, availability of alternative investment vehicles, government regulations and others. Accordingly, declines in any one or a combination of these factors, or other factors not separately identified, may reduce the value of investment securities and, in turn, the underlying assets under management on which our revenues are earned. These declines have an impact in our investment sales, and our trading portfolio, thereby compounding the impact on our earnings if our hedging strategy is not fully effective.

ITEM 8.      Financial Statements and Supplementary Data

Reference is made to the Consolidated Financial Statements referred to in the Index on page 56 setting forth our consolidated financial statements, together with the report of KPMG LLP dated February 24, 2017 on page 57.

ITEM 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.   Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.  The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a‑15(e) and 15d‑15(e) of the Exchange Act) as of December 31, 2016, have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.

(b)

Management’s Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a‑15(f) and 15d‑15(f). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we evaluated of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the framework in “Internal Control‑Integrated Framework (2013),” management concluded that, as of December 31, 2016, our internal control over financial reporting was effective. KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10‑K, also audited the effectiveness of our internal control over financial reporting as of December 31, 2016, as stated in their attestation report which follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Waddell & Reed Financial, Inc.:

We have audited Waddell & Reed Financial, Inc.’s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Waddell & Reed Financial, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Waddell & Reed Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Waddell & Reed Financial, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 24, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Kansas City, Missouri

February 24, 2017

(c)

Changes in Internal Control over Financial Reporting.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.   Other Information

None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

Information required by this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2017 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 11.    Executive Compensation

Information required by this Item 11 is incorporated herein by reference to our definitive proxy statement for our 2017 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 403 of Regulation S-K is incorporated herein by reference to our definitive proxy statement for our 2017 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

Equity Compensation Plan Information

The following table provides information as of December 31, 2016 with respect to shares of the Company’s Class A common stock that may be issued under our existing equity compensation plans.

Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	(b) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1)
Equity compensation plans approved by security holders	4,786,103 (2)	3,467,465 (3)
Equity compensation plans not approved by security holders	-	-
Total	4,786,103	3,467,465

(1)All shares may be issued in the form of restricted stock.

(2)Represents shares of the Company’s unvested restricted common stock.

(3)Represents shares available for future issuance from the Stock Incentive Plan.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

Information required by this Item 13 is incorporated herein by reference to our definitive proxy statement for our 2017 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 14.    Principal Accounting Fees and Services

Information required by this Item 14 is incorporated herein by reference to our definitive proxy statement for our 2017 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements.
Reference is made to the Index to Consolidated Financial Statements on page 56 for a list of all financial statements filed as part of this Report.
(a)(2)	Financial Statement Schedules.
None.
(b)	Exhibits.
Reference is made to the Index to Exhibits beginning on page 89 for a list of all exhibits filed as part of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Overland Park, State of Kansas, on February 24, 2017.

WADDELL & REED FINANCIAL, INC.

By:	/s/ PHILIP J. SANDERS
Philip J. Sanders
Chief Executive Officer and Chief Investment Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ PHILIP J. SANDERS	Chief Executive Officer, Chief Investment Officer and Director (Principal Executive Officer)	February 24, 2017
Philip J. Sanders

/s/ BRENT K. BLOSS	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 24, 2017
Brent K. Bloss

/s/ BENJAMIN R. CLOUSE	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2017
Benjamin R. Clouse
/s/ HENRY J. HERRMANN*	Chairman of the Board and Director	February 24, 2017
Henry J. Herrmann

/s/ SHARILYN S. GASAWAY*	Director	February 24, 2017
Sharilyn S. Gasaway

/s/ THOMAS C. GODLASKY*	Director	February 24, 2017
Thomas C. Godlasky

/s/ ALAN W. KOSLOFF*	Director	February 24, 2017
Alan W. Kosloff

/s/ DENNIS E. LOGUE*	Director	February 24, 2017
Dennis E. Logue

/s/ MICHAEL F. MORRISSEY*	Director	February 24, 2017
Michael F. Morrissey

/s/ JAMES M. RAINES*	Director	February 24, 2017
James M. Raines

/s/ JERRY W. WALTON*	Director	February 24, 2017
Jerry W. Walton

/s/ JEFFREY P. BENNETT	Attorney‑in‑fact	February 24, 2017
Jeffrey P. Bennett

*By: Attorney‑in‑fact

WADDELL & REED FINANCIAL, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Waddell & Reed Financial, Inc.:

We have audited the accompanying consolidated balance sheets of Waddell & Reed Financial, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Waddell & Reed Financial, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

As discussed in notes 2, 3 and 12 to the consolidated financial statements, in 2016, the Company adopted ASU 2015-02, Amendments to the Consolidation Analysis.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Waddell & Reed Financial, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Kansas City, Missouri

February 24, 2017

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2016 and 2015

	2016	2015
	(in thousands)
Assets:
Cash and cash equivalents	$555,102	558,495
Cash and cash equivalents - restricted	31,137	66,880
Investment securities	328,750	291,743
Receivables:
Funds and separate accounts	27,181	34,399
Customers and other	128,095	220,660
Income taxes receivable	933	10,594
Prepaid expenses and other current assets	20,641	34,800
Total current assets	1,091,839	1,217,571

Property and equipment, net	102,449	105,434
Deferred sales commissions, net	4,096	24,262
Goodwill and identifiable intangible assets	148,569	158,118
Deferred income taxes	31,430	32,692
Other non-current assets	27,889	17,074
Total assets	$1,406,272	1,555,151

Liabilities:
Accounts payable	$28,023	32,858
Payable to investment companies for securities	53,691	113,648
Payable to third party brokers	31,735	49,848
Payable to customers	82,918	120,420
Accrued compensation	38,764	69,335
Other current liabilities	61,847	57,104
Total current liabilities	296,978	443,213

Long-term debt	189,605	189,432
Accrued pension and postretirement costs	38,379	48,810
Other non-current liabilities	26,655	27,241
Total liabilities	551,617	708,696

Commitments and contingencies

Redeemable noncontrolling interests	10,653	—

Stockholders’ equity:
Preferred stock—$1.00 par value: 5,000 shares authorized; none issued	—	—
Class A Common stock—$0.01 par value: 250,000 shares authorized; 99,701 shares issued; 83,118 shares outstanding (82,850 at December 31, 2015)	997	997
Additional paid-in capital	291,908	331,611
Retained earnings	1,135,694	1,141,608
Cost of 16,583 common shares in treasury (16,851 at December 31, 2015)	(531,268)	(566,256)
Accumulated other comprehensive loss	(53,329)	(61,505)
Total stockholders’ equity	844,002	846,455

Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,406,272	1,555,151

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	(in thousands, except per share data)
Revenues:
Investment management fees	$557,112	709,562	768,102
Underwriting and distribution fees	561,670	663,998	678,678
Shareholder service fees	120,241	143,071	150,979
Total	1,239,023	1,516,631	1,597,759

Operating expenses:
Underwriting and distribution	671,105	769,781	783,327
Compensation and related costs (including share-based compensation of $51,514, $47,518 and $54,144, respectively)	209,849	200,752	194,410
General and administrative	83,996	105,066	104,637
Subadvisory fees	9,572	9,134	8,436
Depreciation	18,359	16,046	14,634
Intangible asset impairment	9,749	—	7,900
Total	1,002,630	1,100,779	1,113,344

Operating income	236,393	415,852	484,415
Investment and other income (loss)	(763)	(5,244)	16,790
Interest expense	(11,122)	(11,068)	(11,042)

Income before provision for income taxes	224,508	399,540	490,163
Provision for income taxes	76,187	154,004	176,832
Net income	148,321	245,536	313,331
Net income attributable to redeemable noncontrolling interests	1,414	—	—
Net income attributable to Waddell & Reed Financial, Inc	$146,907	245,536	313,331

Net income per share attributable to Waddell and Reed Financial, Inc. common shareholders, basic and diluted:	$1.78	2.94	3.71

Weighted average shares outstanding, basic and diluted:	82,668	83,499	84,485

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	(in thousands)
Net income	$148,321	245,536	313,331

Other comprehensive income:

Unrealized depreciation of available for sale investment securities during the period, net of income tax expense (benefit) of $(2), $2, and $1, respectively	(391)	(4,771)	(6,158)

Pension and postretirement (expense) benefit, net of income tax expense (benefit) of $4,978, $(3,794), and $(16,725) respectively	8,567	(6,291)	(28,426)

Comprehensive income	156,497	234,474	278,747
Comprehensive income attributable to redeemable noncontrolling interests	1,414	—	—
Comprehensive income attributable to Waddell & Reed Financial, Inc.	$155,083	234,474	278,747

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2016, 2015 and 2014

(in thousands)

								Redeemable
						Accumulated Other	Total	Non
	Common Stock		Additional	Retained	Treasury	Comprehensive	Stockholders’	Controlling
	Shares	Amount	Paid-in Capital	Earnings	Stock	Income (Loss)	Equity	interest
Balance at December 31, 2013	99,701	$997	267,406	850,600	(415,802)	(15,859)	687,342	—
Net income	—	—	—	313,331	—	—	313,331	—
Recognition of equity compensation	—	—	53,912	232	—	—	54,144	—
Net issuance/forfeiture of nonvested shares	—	—	(21,817)	—	21,817	—	—	—
Dividends accrued, $1.45 per share	—	—	—	(122,254)	—	—	(122,254)	—
Excess tax benefits from share-based payment arrangements	—	—	19,135	—	—	—	19,135	—
Repurchase of common stock	—	—	—	—	(131,030)	—	(131,030)	—
Other comprehensive loss	—	—	—	—	—	(34,584)	(34,584)	—
Balance at December 31, 2014	99,701	997	318,636	1,041,909	(525,015)	(50,443)	786,084	—
Net income	—	—	—	245,536	—	—	245,536	—
Recognition of equity compensation	—	—	47,256	262	—	—	47,518	—
Net issuance/forfeiture of nonvested shares	—	—	(39,094)	—	39,094	—	—	—
Dividends accrued, $1.75 per share	—	—	—	(146,099)	—	—	(146,099)	—
Excess tax benefits from share-based payment arrangements	—	—	4,813	—	—	—	4,813	—
Repurchase of common stock	—	—	—	—	(80,335)	—	(80,335)	—
Other comprehensive loss	—	—	—	—	—	(11,062)	(11,062)	—
Balance at December 31, 2015	99,701	997	331,611	1,141,608	(566,256)	(61,505)	846,455	—
Adoption of consolidation guidance on January 1, 2016 - redeemable noncontrolling interests in sponsored funds	—	—	—	—	—	—	—	14,330
Net income	—	—	—	146,907	—	—	146,907	1,414
Net redemption of redeemable noncontrolling interests in sponsored funds	—	—	—	—	—	—	—	(5,091)
Recognition of equity compensation	—	—	51,382	132	—	—	51,514	—
Net issuance/forfeiture of nonvested shares	—	—	(84,741)	—	84,741	—	—	—
Dividends accrued, $1.84 per share	—	—	—	(152,953)	—	—	(152,953)	—
Tax impact of share-based payment arrangements	—	—	(6,344)	—	—	—	(6,344)	—
Repurchase of common stock	—	—	—	—	(49,753)	—	(49,753)	—
Other comprehensive income	—	—	—	—	—	8,176	8,176	—
Balance at December 31, 2016	99,701	$997	291,908	1,135,694	(531,268)	(53,329)	844,002	10,653

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	(in thousands)
Cash flows from operating activities:
Net income	$148,321	245,536	313,331
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,358	16,050	14,754
Write down of impaired assets	9,749	—	7,900
Amortization of deferred sales commissions	23,601	43,074	64,380
Share-based compensation	51,514	47,518	54,144
Excess tax benefits from share-based payment arrangements	(2,972)	(4,813)	(19,135)
Investments (gain) loss, net	(12,075)	12,412	(7,496)
Net purchases and sales or maturities of trading securities	(24,352)	(75,160)	(38,662)
Deferred income taxes	(3,715)	(1,410)	728
Net change in trading securities held by consolidated sponsored funds	(79,065)	—	—
Other	451	680	1,774
Changes in assets and liabilities:
Cash and cash equivalents - restricted	35,743	9,715	44,824
Customer and other receivables	92,565	(3,817)	(75,428)
Payable to investment companies for securities and payable to customers	(97,459)	(5,964)	17,283
Receivables from funds and separate accounts	7,218	4,711	(2,643)
Other assets	2,255	(25,111)	(5,568)
Deferred sales commissions	(3,435)	(10,864)	(40,958)
Accounts payable and payable to third party brokers	(22,948)	(17,510)	21,640
Other liabilities	(20,107)	(1,097)	(5,826)
Net cash provided by operating activities	123,647	233,950	345,042

Cash flows from investing activities:
Purchases of available for sale and equity method securities	(72,096)	(27,388)	(166,302)
Proceeds from sales of available for sale and equity method securities	156,965	36,657	164,247
Additions to property and equipment	(15,691)	(29,610)	(35,606)
Net cash of sponsored funds on consolidation	6,887	—	—
Other	(194)	(2,254)	(1,447)
Net cash provided by (used in) investing activities	75,871	(22,595)	(39,108)

Cash flows from financing activities:
Dividends paid	(152,830)	(143,959)	(115,263)
Repurchase of common stock	(49,753)	(80,335)	(131,030)
Net redemptions and distributions to redeemable noncontrolling interests in sponsored funds	(3,473)	—	—
Excess tax benefits from share-based payment arrangements	2,972	4,813	19,135
Other	173	—	—

Net cash used in financing activities	(202,911)	(219,481)	(227,158)
Net increase (decrease) in cash and cash equivalents	(3,393)	(8,126)	78,776
Cash and cash equivalents at beginning of period	558,495	566,621	487,845
Cash and cash equivalents at end of period	$555,102	558,495	566,621
Cash paid for:
Income taxes, net	$76,982	152,262	165,189
Interest	$10,289	10,297	10,291

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

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

The Company operates in one business segment as the Company’s management utilizes a consolidated approach to assess performance and allocate resources.

Consolidation

In the normal course of our business, we sponsor and manage various types of investment products.   These investment products include open-end mutual funds, a closed-end mutual fund, privately offered funds, exchange-traded managed funds, and a Luxembourg SICAV.  When creating and launching a new investment product, we typically fund the initial cash investment, commonly referred to as “seeding,” so that the investment product can generate an investment performance track record so that it is able to attract third party investors in the product. Our initial investment in a new product typically represents 100% of the ownership in that product. We generally redeem our investment in seeded products when the related product establishes a sufficient track record, when third party investments in the related product are sufficient to sustain the strategy, or when a decision is made to no longer pursue the strategy.  The length of time we hold a majority interest in a product varies based on a number of factors, including market demand, market conditions and investment performance.  Our exposure to risk in these investment products is generally limited to any equity investment we have and any earned but uncollected management or other fund-related service fees.

In accordance with financial accounting standards, we consolidate certain sponsored investment products in which we have a controlling interest or the investment product meets the criteria of a Variable Interest Entity (“VIE”) and we are deemed to be the primary beneficiary.  In order to make this determination, an analysis is performed to determine if the investment product is a VIE or a Voting Interest Entity (“VOE”).  Assessing if an entity is a VIE or VOE involves judgment and analysis on an entity by entity basis.  Factors included in this assessment include the legal organization of the entity, the Company’s contractual involvement with the entity and any implications resulting from or associated with related parties’ involvement with the entity.

A VIE is an entity which does not have adequate equity to finance its activities without subordinated financial support, the equity investors do not have the normal characteristics of equity investors for a potential controlling financial interest as a group, or the voting rights are not proportional to their obligations to absorb the expected losses or their rights to receive the expected residual returns of the entity.  The Company is deemed to be the primary beneficiary if it absorbs a majority of the VIE’s expected losses, expected residual returns, or both.  If the Company is the primary beneficiary of a VIE, we are required to consolidate the assets, liabilities, results of operations and cash flows of the VIE into our consolidated financial statements.

If an entity does not meet the criteria and is not considered a VIE, it is treated as a VOE, which is subject to traditional consolidation concepts based on ownership rights.  Sponsored investments products that are considered VOEs are consolidated if we have a controlling financial interest in the entity absent substantive investor rights to replace the investment manager of the entity (kick-out rights).

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and short‑term investments. We consider all highly liquid investments with maturities upon acquisition of 90 days or less to be cash equivalents. Cash and cash equivalents – restricted represents cash held for the benefit of customers and non-customers segregated in compliance with federal and other regulations.

Disclosures About Fair Value of Financial Instruments

Fair value of cash and cash equivalents, receivables and payables approximates carrying value. Fair value of long‑term debt is disclosed in Note 7. Fair values for investment securities are based on quoted market prices, where available. Otherwise, fair values for investment securities are based on Level 2 or Level 3 inputs detailed in Note 3.

Investment Securities and Investments in Sponsored Funds

Our investments are comprised of United States, government obligations, investments in sponsored funds and sponsored privately offered funds. Sponsored funds, which include the 1940 Act Mutual Funds, IVH, the IGI Funds and the LLCs, are investments we have made for both general corporate investment purposes and to provide seed capital for new investment products.  The Company has classified its investments in certain sponsored funds as either equity method investments (when the Company owns between 20% and 50% of the fund) or as available for sale investments (when the Company owns less than 20% of the fund) as described in Note 3. Investments held by our broker-dealer entities or certain investments that are anticipated to be purchased and sold on a more frequent basis are classified as trading.

Unrealized holding gains and losses on securities available for sale, net of related tax effects, are excluded from earnings until realized and are reported as a separate component of comprehensive income.  For trading securities, unrealized holding gains and losses are included in earnings.  Realized gains and losses are computed using the specific identification method for investment securities, other than sponsored funds. For sponsored funds, realized gains and losses are computed using the average cost method.  Substantially all of the Company’s equity method investees are investment companies which record their underlying investments at fair value. Therefore, under the equity method of accounting, our share of the investee's underlying net income or loss is predominantly representative of fair value adjustments in the investments held by the equity method investee. Our share of the investee's net income or loss is based on the most current information available and is recorded as a net gain or loss on investments within investment and other income (loss).

Our available for sale investments are reviewed each quarter and adjusted for other than temporary declines in value. We consider factors affecting the issuer and the industry in which the issuer operates, general market trends including interest rates, and our ability and intent to hold an investment until it has recovered. Consideration is given to the length of time an investment’s market value has been below carrying value as well as prospects for recovery to carrying value. When a decline in the fair value of equity securities is determined to be other than temporary, the unrealized loss recorded net of tax in other comprehensive income is realized as a charge to net income, and a new cost basis is established. When a decline in the fair value of debt securities is determined to be other than temporary, the amount of the impairment recognized in earnings depends on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current‑period credit loss. If so, the other than temporary impairment recognized in earnings is equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If not, the portion of the impairment related to the credit loss is recognized in earnings while the portion of the impairment related to other factors is recognized in other comprehensive income, net of tax.

Property and Equipment

Property and equipment are carried at cost. The costs of improvements that extend the life of a fixed asset are capitalized, while the costs of repairs and maintenance are expensed as incurred. Depreciation and amortization are calculated and recorded using the straight‑line method over the estimated useful life of the related asset (or lease term if shorter), generally three to 10 years for furniture and fixtures; one to 10 years for computer software; one to five years for data processing equipment; one to 30 years for buildings; two to 26 years for other equipment; and up to 15 years for leasehold improvements, which is the lesser of the lease term or expected life.

Software Developed for Internal Use

Certain internal costs incurred in connection with developing or obtaining software for internal use are capitalized in accordance with ASC 350, “Intangibles – Goodwill and Other Topic.” Internal costs capitalized are included in property and equipment, net in the consolidated balance sheets, and were $13.3 million and $13.9 million as of December 31, 2016 and 2015, respectively. Amortization begins when the software project is complete and ready for its intended use and continues over the estimated useful life, generally one to 10 years.

Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of cost over fair value of the identifiable net assets of acquired companies. Indefinite-lived intangible assets represent advisory and subadvisory management contracts for managed assets obtained in acquisitions.  The Company considers these contracts to be indefinite-lived intangible assets as they are expected to be renewed without significant cost or modification of terms. Goodwill and indefinite-lived intangible assets are tested for impairment annually or more frequently if events or circumstances indicate that the carrying value may not be recoverable. Goodwill and intangible assets require significant management estimates and judgment, including the valuation determination in connection with the initial purchase price allocation and the ongoing evaluation for impairment. Additional information related to the indefinite-lived intangible assets is included in Note 6.

Deferred Sales Commissions

We defer certain costs, principally sales commissions and related compensation, which are paid to financial advisors and broker-dealers in connection with the sale of certain mutual fund shares sold without a front-end load sales charge. The costs incurred at the time of the sale of Class B shares sold prior to January 1, 2014 are amortized on a straight-line basis over five years, which approximates the expected life of the shareholders’ investments.  Effective January 1, 2014, the Company suspended sales of Class B shares.  The costs incurred at the time of the sale of Class C shares are amortized on a straight-line basis over 12 months.  Prior to June 16, 2014, the costs incurred at the time of the sale of shares for certain fee-based asset allocation products were deferred and amortized on a straight-line basis, not to exceed three years.  We recover deferred sales commissions and related compensation through Rule 12b-1 and other distribution fees, which are paid on the Class B and Class C shares of the Advisors Funds and Ivy Funds, along with CDSCs paid by shareholders who redeem their shares prior to completion of the specified holding period (three years for shares of certain fee-based asset allocation products sold prior to June 16, 2014, six years for a Class B share and 12 months for a Class C share), as well as through client fees paid on the asset allocation products sold prior to June 16, 2014.  Effective June 16, 2014 we no longer assess a CDSC to investors upon early redemption of fee-based asset allocation products and amounts deferred for sales commissions and related compensation are classified in the prepaid and other current asset and other non-current assets in our consolidated balance sheet.  Should we lose our ability to recover deferred sales commissions through distribution fees or CDSCs, the value of these assets would immediately decline, as would future cash flows.  We periodically review the recoverability of the deferred sales commission assets as events or changes in circumstances indicate that their carrying amount may not be recoverable and adjust them accordingly.  Impairment adjustments are recognized in operating income as a component of amortization of deferred sales commissions.

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

Our investment advisory business receives research products and services from broker-dealers through “soft dollar” arrangements. Consistent with the “soft dollar” safe harbor established by Section 28(e) of the Securities Exchange Act of 1934, as amended, the investment advisory business does not have any contractual obligation requiring it to pay for research products and services obtained through soft dollar arrangements with brokers. As a result, we present “soft dollar” arrangements on a net basis.

The Company has contractual arrangements with third parties to provide subadvisory services.  Investment advisory fees are recorded gross of any subadvisory payments and are included in investment management fees based on management’s determination that the Company is acting in the capacity of principal service provider with respect to its relationship with the Funds.  Any corresponding fees paid to subadvisors are included in operating expenses.

Distribution, Underwriter and Shareholder Service Fees

Underwriting and distribution commission revenues resulting from the sale of investment products are recognized on the trade date. When a client purchases Class A or Class E shares (front-end load), the client pays an initial sales charge of up to 5.75% of the amount invested. The sales charge for Class A or Class E shares typically declines as the investment amount increases.  In addition, investors may combine their purchases of all fund shares to qualify for a reduced sales charge. When a client invests in a fee-based asset allocation product, Class I or Y shares are purchased at net asset value, and we do not charge an initial sales charge.

Under a Rule 12b-1 service plan, the Funds may charge a maximum fee of 0.25% of the average daily net assets under management for Class B, C, E and Ivy Funds Y shares for expenses paid to broker-dealers and other sales professionals in connection with providing ongoing services to the Funds’ shareholders and/or maintaining the Funds’ shareholder accounts, with the exception of the Funds’ Class R shares, for which the maximum fee is 0.50% and for the Class I, R6 and Advisors Funds Y shares, which do not charge a service fee.  The Funds’ Class B and Class C shares may charge a maximum of 0.75% of the average daily net assets under management under a Rule 12b-1 distribution plan to broker-dealers and other sales professionals for their services in connection with distributing shares of that class.  The Funds’ Class A shares may charge a maximum fee of 0.25% of the average daily net assets under management under a Rule 12b-1 service and distribution plan for expenses detailed previously.  The Rule 12b-1 plans are subject to annual approval by the Funds’ board of trustees, including a majority of the disinterested members, by votes cast in person at a meeting called for the purpose of voting on such approval.  All Funds may terminate the service and distribution plans at any time with approval of fund trustees or portfolio shareholders (a majority of either) without penalty.

Fee‑based asset allocation revenues are charged monthly based upon average daily net assets under management. For certain types of investment products, primarily variable annuities, distribution revenues are generally calculated based upon average daily net assets under management and are recognized monthly. Fees collected from financial advisors for services related to technology and errors and omissions insurance are recorded in underwriting and distribution fees on a gross basis, as the Company is the primary obligor in these arrangements.

Shareholder service fees are recognized monthly and are calculated based on the number of accounts or assets under management as applicable. Other administrative service fee revenues are recognized when contractual obligations are fulfilled or as services are provided.

Advertising and Promotion

We expense all advertising and promotion costs as the advertising or event takes place. Advertising expense was $9.4 million, $15.7 million and $15.7 million for the years ended December 31, 2016, 2015 and 2014, respectively, and is classified in both underwriting and distribution expense and general and administrative expense in the consolidated statements of income.

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

Share‑Based Compensation

We account for share‑based compensation expense using the fair value method. Under the fair value method, share‑based compensation expense reflects the fair value of share‑based awards measured at grant date, is recognized over the service period, and is adjusted each period for anticipated forfeitures. The Company also issues share‑based awards to our financial advisors, who are independent contractors, and to our Board of Directors. Changes in the Company’s share price result in variable compensation expense over the vesting period of awards granted to our financial advisors and Board of Directors.

Accounting for Income Taxes

Income tax expense is based on pre-tax financial accounting income, including adjustments made for the recognition or derecognition related to uncertain tax positions.  The recognition or derecognition of income tax expense related to uncertain tax positions is determined under the guidance as prescribed by “Income Taxes Topic,” ASC 740.  Deferred tax assets and liabilities are recognized for the future tax attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is recognized for deferred tax assets if, based on available evidence, it is more likely than not that all or some portion of the asset will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

2.           New Accounting Guidance

Accounting Guidance Adopted During Fiscal Year 2016

During the first quarter of 2016, the Company adopted Accounting Standards Update (“ASU”) 2015-02, “Amendments to the Consolidation Analysis,” which affects all companies required to evaluate consolidation of another entity. The Company determined that this ASU did not have a material impact on its previous consolidation analysis for its seeded investments in the 1940 Act Mutual Funds, Canadian Mutual Fund, and LLCs.  This ASU did impact the consolidation analysis for its seeded investments in the IGI Funds.  Prior to ASU 2015-02, the amount of ownership interest held by the Company was determined at the SICAV legal entity level.  Under ASU 2015-02, the ownership percentage and consolidation analysis of the IGI Funds is evaluated at each individual sub-fund.  To the extent material, the Company is required to consolidate any of its seeded investments if ownership, directly or indirectly, represents more than 50%.

During the first quarter of 2016, the Company adopted ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.”  This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  Prior to the implementation of this ASU, the Company classified its debt issuance costs related to a recognized debt liability as either current or non-current assets.  Previously, the Company reported $0.2 million of debt issuance costs as current assets and $0.4 million of debt issuance costs as non-current assets on the balance sheet for the period ended December 31, 2015.  After implementation of ASU 2015-03, the debt issuance costs have been netted with long-term debt, so that long-term debt is presented as $189.4 million on the balance sheet as of December 31, 2015, to be consistent with the presentation of the December 31, 2016 balance.

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

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” which provides updated guidance on the recognition, measurement, presentation and disclosure of certain financial assets and financial liabilities.  This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We have evaluated our financial assets and financial liabilities and concluded that the adoption of this ASU will have an immaterial impact on our consolidated financial statements and related disclosures.

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

In October 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory.” This ASU is intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory by requiring an entity to recognize the income tax consequences when a transfer occurs, instead of when an asset is sold to an outside party. The amendments in this ASU should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. ASU 2016-16 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted. We have concluded that the adoption of this ASU will have an immaterial impact on our consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. This ASU is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-16 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted. The amendments in this ASU should be applied retrospectively to all periods presented. We are evaluating the estimated impact the adoption of ASU 2016-18 will have on our consolidated financial statements and related disclosures.

3.           Investment Securities

Investment securities at December 31, 2016 and 2015 are as follows:

	December 31,	December 31,
	2016	2015
	(in thousands)
Available for sale securities:
Sponsored funds	$122,806	40,552
Sponsored privately offered funds	570	825
Total available for sale securities	123,376	41,377
Trading securities:
Mortgage-backed securities	13	20
Corporate bond	—	5
Common stock	101	87
Consolidated sponsored funds	145,710	—
Sponsored funds	29,541	29,701
Total trading securities	175,365	29,813
Equity method securities:
Sponsored funds	26,775	217,380
Sponsored privately offered funds	3,234	3,173
Total equity method securities	30,009	220,553
Total securities	$328,750	291,743

The following is a summary of the gross unrealized gains (losses) related to securities classified as available for sale at December 31, 2016:

	Amortized	Unrealized	Unrealized
	cost	gains	losses	Fair value
	(in thousands)
Available for sale securities:
Sponsored funds	$129,427	828	(7,449)	122,806
Sponsored privately offered funds	265	305	—	570
	$129,692	1,133	(7,449)	123,376

The following is a summary of the gross unrealized gains (losses) related to securities classified as available for sale at December 31, 2015:

	Amortized	Unrealized	Unrealized
	cost	gains	losses	Fair value
	(in thousands)
Available for sale securities:
Sponsored funds	$46,800	434	(6,682)	40,552
Sponsored privately offered funds	500	325	—	825
	$47,300	759	(6,682)	41,377

Mortgage-backed securities, accounted for as trading, and held as of December 31, 2016 mature in 2022.

Investment securities with fair values of $234.4 million, $102.2 million and $301.0 million were sold during 2016, 2015 and 2014, respectively. During 2016, net realized gains of $3.6 million were recognized from the sale of $98.2 million in available for sale securities and net realized losses of $2.3 million were recognized from the sale of $58.7 million in equity method securities. During 2015, net realized gains of $3.0 million and $0.6 million were recognized from the sale of $31.6 million in available for sale securities and the sale of $65.9 million in trading securities, respectively, and net realized losses of $0.5 million were recognized from the sale of $5.3 million in equity method securities. During 2014, net realized gains of $5.1 million and $4.1 million were recognized from the sale of $149.8 million in available for sale securities and the sale of $151.2 million in trading securities, respectively.

Sponsored Funds

The Company did not hold a majority interest in any of our sponsored funds as of December 31, 2015. As a result there are no sponsored funds consolidated in our financial statement for the year ended December 31, 2015. See “Consolidated Sponsored Funds” below for a description of our investments in certain sponsored funds that were consolidated during 2016.

During 2015, $160.2 million of investments previously classified as available for sale securities were classified as equity method securities, representing seed investments in which the Company owned between 20% and 50% of the fund. As a result, in 2015, $2.1 million of unrealized losses were reclassified from other comprehensive income and recognized in the consolidated statement of income.

A summary of available for sale sponsored funds with fair values below carrying values at December 31, 2016 is as follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
December 31, 2016	Fair value	losses	Fair value	losses	Fair value	losses
(in thousands)
Sponsored funds	$71,051	(1,834)	34,182	(5,615)	105,233	(7,449)

Based upon our assessment of these sponsored funds, the time frame the sponsored funds have been in a loss position and our intent to hold the sponsored funds until they have recovered, we determined that the recognition of an other than temporary impairment loss by recognizing these losses through the statement of income was not necessary at December 31, 2016.

Sponsored Privately Offered Funds

The Company holds voting interests in certain sponsored privately offered funds that are structured as investment companies in the legal form of LLCs. The Company held investments in these funds totaling $3.8 million and $4.0 million as of December 31, 2016 and December 31, 2015, respectively, which is our maximum loss exposure.

Consolidated Sponsored Funds

There were no consolidated sponsored funds at December 31, 2015. The following table details the balances related to consolidated sponsored funds at December 31, 2016, as well as the Company’s net interest in these funds:

December 31, 2016
(in thousands)
Cash	$6,885
Investments	145,710
Other assets	763
Other liabilities	(390)
Redeemable noncontrolling interests	(10,653)
Net interest in consolidated sponsored funds	$142,315

During the year ended December 31, 2016, we consolidated certain of the 1940 Act Mutual Funds and the IGI Funds in which we provided initial seed capital at the time of the fund’s formation. When we no longer have a controlling financial interest in a sponsored fund, it is deconsolidated from our consolidated financial statements.  We deconsolidated $44.2 million of these investments from our consolidated balance sheet during the year ended 2016.  There was no impact to the consolidated statement of income as a result of this deconsolidation.

Fair Value

Accounting standards establish a framework for measuring fair value and a three‑level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of the asset. Inputs may be observable or unobservable and refer broadly to the assumptions that market participants would use in pricing the asset. An individual investment’s fair value measurement is assigned a level based upon the observability of the inputs that are significant to the overall valuation. The three‑level hierarchy of inputs is summarized as follows:

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

Assets classified as Level 2 can have a variety of observable inputs. These observable inputs are collected and utilized, primarily by an independent pricing service, in different evaluated pricing approaches depending upon the specific asset to determine a value. The fair value of municipal bonds is measured based on pricing models that take into account, among other factors, information received from market makers and broker-dealers, current trades, bid‑wants lists, offerings, market movements, the callability of the bond, state of issuance and benchmark yield curves. The fair value of corporate bonds is measured using various techniques, which consider recently executed transactions in securities of the issuer or comparable issuers, market price quotations (where observable), bond spreads and fundamental data relating to the issuer. The fair value of equity derivatives is measured based on active market broker quotes, evaluated broker quotes and evaluated prices from vendors.

Securities’ values classified as Level 3 are primarily determined through the use of a single quote (or multiple quotes)  from dealers in the securities using proprietary valuation models. These quotes involve significant unobservable inputs, and thus, the related securities are classified as Level 3 securities.

The following tables summarize our investment securities as of December 31, 2016 and 2015 that are recognized in our consolidated balance sheets using fair value measurements based on the differing levels of inputs. There were no transfers between levels for the years ended December 31, 2016 or 2015.

December 31, 2016	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
	(in thousands)
Available for sale securities:
Sponsored funds	$122,806	—	—	—	122,806
Sponsored privately offered funds measured at net asset value (1)	—	—	—	570	570
Trading securities:
Mortgage-backed securities	—	13	—	—	13
Common stock	101	—	—	—	101
Consolidated sponsored funds	100,847	44,863	—	—	145,710
Sponsored funds	29,541	—	—	—	29,541
Equity method securities: (2)
Sponsored funds	26,775	—	—	—	26,775
Sponsored privately offered funds measured at net asset value (1)	—	—	—	3,234	3,234
Total	$280,070	44,876	—	3,804	328,750

December 31, 2015	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
	(in thousands)
Available for sale securities:
Sponsored funds	$40,552	—	—	—	40,552
Sponsored privately offered funds measured at net asset value (1)	—	—	—	825	825
Trading securities:
Mortgage-backed securities	—	20	—	—	20
Corporate bonds	—	5	—	—	5
Common stock	87	—	—	—	87
Sponsored funds	29,701	—	—	—	29,701
Equity method securities: (2)
Sponsored funds	217,380	—	—	—	217,380
Sponsored privately offered funds measured at net asset value (1)	—	—	—	3,173	3,173
Total	$287,720	25	—	3,998	291,743

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

4.            Derivative Financial Instruments

In January 2016, the Company implemented an economic hedge program that uses total return swap contracts to hedge market risk with its investments in certain sponsored funds.  As of December 31, 2016, we had 93% of our investments in sponsored funds, excluding our available for sale portfolio, hedged, 81% of which were hedged with total return swap contracts.  Certain of the consolidated sponsored funds may utilize derivative financial instruments within their portfolios in pursuit of their stated investment objectives.  We do not hedge for speculative purposes.

As of December 31, 2016, excluding derivative financial instruments held in certain consolidated sponsored funds, the Company was party to three total return swap contracts with a combined notional value of $160.2 million. These derivative instruments are not designated as hedges for accounting purposes.  Changes in fair value of the total return swap contracts are recognized in investment and other income (loss), net on the Company’s consolidated statement of income.

The Company posted $7.1 million in cash collateral with the counterparties of the total return swap contracts as of December 31, 2016.  The cash collateral is included in customers and other receivables on the Company’s consolidated balance sheet.  The Company does not record its fair value in derivative transactions against the posted collateral; instead the market appreciation or depreciation is included in other current assets or liabilities, respectively, on the Company’s consolidated balance sheets.

The following table presents the fair value of the derivative financial instruments, excluding derivative financial instruments held in certain consolidated sponsored funds as of December 31, 2016:

	December 31, 2016
	Balance sheet
	location	Fair value
		(in thousands)
Total return swap contracts	Other current liabilities	$475

The following is a summary of net losses recognized in income for the year ended December 31, 2016:

	Income statement	Year ended
	location	December 31, 2016
		(in thousands)
Total return swap contracts	Investment and other income (loss)	$(31,974)

5.           Property and Equipment

A summary of property and equipment at December 31, 2016 and 2015 is as follows:

			Estimated
	2016	2015	useful lives
	(in thousands)
Leasehold improvements	$22,426	21,741	1 - 15	years
Furniture and fixtures	30,501	29,462	3 - 10	years
Equipment	20,616	20,901	2 - 26	years
Computer software	100,941	96,310	1 - 10	years
Data processing equipment	19,458	20,335	1 - 5	years
Buildings	11,699	12,860	1 - 30	years
Land	2,843	3,804
Property and equipment, at cost	208,484	205,413
Accumulated depreciation	(106,035)	(99,979)
Property and equipment, net	$102,449	105,434

Depreciation expense was $18.4 million, $16.0 million and $14.6 million during the years ended December 31, 2016, 2015 and 2014, respectively.

At December 31, 2016, we had property and equipment under capital leases with a cost of $1.8 million and accumulated depreciation of $0.8 million. At December 31, 2015, we had property and equipment under capital leases with a cost of $2.1 million and accumulated depreciation of $1.1 million.

6.           Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of cost over fair value of the identifiable net assets of acquired companies. Indefinite-lived intangible assets represent advisory and subadvisory management contracts for managed assets obtained in acquisitions. Goodwill and identifiable intangible assets (all considered indefinite-lived) at December 31, 2016 and 2015 are as follows:

	December 31,	December 31,
	2016	2015
	(in thousands)
Goodwill	$106,970	106,970

Mutual fund management advisory contracts	38,699	42,748
Mutual fund management subadvisory contract	2,700	8,400
Other	200	—
Total identifiable intangible assets	41,599	51,148

Total	$148,569	158,118

We performed a review of the intangible asset associated with the subadvisory contract during the third quarter of 2016 due to a recent decline in the related assets under management.  The decline can be attributed to a realignment of fund offerings.  We recorded an impairment charge of $5.7 million in the third quarter of 2016 to this intangible asset as a result of the reduction in assets and associated cash flows, and reduced the associated deferred tax liability by $2.1 million.

During the fourth quarter of 2016, we delayed our strategic initiative to globalize our distribution network for the IGI Funds. As a result of this decision, the valuation model for the subadvisory contract associated with the IGI Funds was updated. Based upon the updated valuation model, we determined that the fair value of this intangible asset for the subadvisory contract was less than the carrying amount, creating an impairment of $4.0 million.

7.           Indebtedness

On August 31, 2010, the Company entered into an agreement to complete a $190.0 million private placement of the Senior Notes. Interest is payable semi‑annually in January and July of each year. The most restrictive provisions of the agreement require the Company to maintain a consolidated leverage ratio not to exceed 3.0 to 1.0 for four consecutive quarters and a consolidated interest coverage ratio of not less than 4.0 to 1.0 for four consecutive quarters. The Company was in compliance with these covenants for all periods presented. As of December 31, 2016, the Company’s consolidated leverage ratio was 0.6 to 1.0, and consolidated interest coverage ratio was 27.5 to 1.0.

The Company entered into the Credit Facility with various lenders, effective June 28, 2013, which provides for initial borrowings of up to $125.0 million and replaced the Company’s previous revolving credit facility. Lenders could, at their option upon the Company’s request, expand the Credit Facility to $200.0 million. At December 31, 2016 and 2015, there were no borrowings outstanding under the facility. Borrowings under the Credit Facility bear interest at various rates including adjusted LIBOR or an alternative base rate plus, in each case, an incremental margin based on the Company’s credit rating. The Credit Facility also provides for a facility fee on the aggregate amount of commitments under the revolving facility (whether or not utilized). The facility fee is also based on the Company’s credit rating level. The Credit Facility’s covenants match those outlined above for the Senior Notes.

Debt is reported at its carrying amount in the consolidated balance sheets. The fair value of the Company’s outstanding indebtedness is approximately $200.7 million at December 31, 2016 compared to the carrying value net of debt issuance costs of $189.6 million. Fair value is calculated based on Level 2 inputs.

8.           Income Taxes

The provision for income taxes from continuing operations for the years ended December 31, 2016, 2015 and 2014 consists of the following:

	2016	2015	2014
	(in thousands)
Current taxes:
Federal	$72,711	142,576	161,863
State	7,174	12,800	14,206
Foreign	17	38	35
	79,902	155,414	176,104
Deferred taxes	(3,715)	(1,410)	728
Provision for income taxes	$76,187	154,004	176,832

The following table reconciles the statutory federal income tax rate with our effective income tax rate from continuing operations for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefits	2.2	2.0	2.1
State tax incentives	(0.3)	(0.1)	(0.2)
Valuation allowance on losses capital in nature	(3.4)	0.9	(1.0)
Other items	0.4	0.7	0.2
Effective income tax rate	33.9%	38.5%	36.1%

The tax effect of temporary differences that give rise to significant portions of deferred tax liabilities and deferred tax assets at December 31, 2016 and 2015 are as follows:

	2016	2015
	(in thousands)
Deferred tax liabilities:
Deferred sales commissions	$(484)	(2,337)
Property and equipment	(13,906)	(9,775)
Benefit plans	(12,137)	(14,058)
Identifiable intangible assets	(11,118)	(13,705)
Prepaid expenses	(1,968)	(2,231)
Total gross deferred liabilities	(39,613)	(42,106)
Deferred tax assets:
Accrued compensation	10,678	11,015
Additional pension and postretirement liability	27,204	32,183
Other accrued expenses	7,058	5,851
Unrealized losses on investment securities and partnerships	1,834	7,426
Capital loss carryforwards	3,920	5,919
Nonvested stock	20,516	20,608
Unused state tax credits	2,115	1,470
State net operating loss carryforwards	5,716	5,666
Other	3,430	3,463
Total gross deferred assets	82,471	93,601
Valuation allowance	(11,428)	(18,803)
Net deferred tax asset	$31,430	32,692

The Company has a deferred tax asset for a capital loss carryforward that is available to offset current and future capital gains.  As of December 31, 2016 and 2015, the deferred tax asset, net of federal tax effect, related to this capital loss carryforward is $3.9 million and $5.9 million, respectively.  The capital loss carryforward, if not utilized, will expire in 2018.  Other deferred tax assets that could generate potential future capital losses if realized include unrealized losses on investment securities and partnerships of $1.8 million and $7.4 million as of December 31, 2016 and 2015, respectively.

Due to the character of the losses and the limited carryforward period permitted by law upon realization, the Company may not realize the full tax benefit of the capital losses.  Management believes it is not more likely than not that the Company will generate sufficient future capital gains to realize the full benefit of these capital losses and accordingly, a valuation allowance in the amount of $5.8 million and $13.3 million has been recorded at December 31, 2016 and 2015, respectively.

Certain subsidiaries of the Company have net operating loss carryforwards in certain states in which these companies file on a separate company basis.  The deferred tax asset, net of federal tax effect, relating to these carryforwards as of December 31, 2016 and 2015 is approximately $5.7 million.  The carryforwards, if not utilized, will expire between 2017 and 2036.  Management believes it is not more likely than not that these subsidiaries will generate sufficient future taxable income in these states to realize the benefit of the net operating loss carryforwards and, accordingly, a valuation allowance in the amount of $5.6 million and $5.5 million has been recorded at December 31, 2016 and 2015, respectively.

The Company has state tax credit carryforwards of $2.1 million and $1.5 million as of December 31, 2016 and 2015, respectively.  Of these state tax credit carryforwards, $1.9 million will expire between 2024 and 2032 if not utilized and $0.2 million will expire in 2026 if not utilized.  The Company anticipates these credits will be fully utilized prior to their expiration date.

As of January 1, 2016, the Company had unrecognized tax benefits, including penalties and interest, of $11.9 million ($8.7 million net of federal benefit) that, if recognized, would impact the Company’s effective tax rate.  As of December 31, 2016, the Company had unrecognized tax benefits, including penalties and interest, of $11.5 million ($8.4 million net of federal benefit) that, if recognized, would impact the Company’s effective tax rate.  The unrecognized tax benefits that are not expected to be settled within the next 12 months are included in other liabilities in the accompanying consolidated balance sheets; unrecognized tax benefits that are expected to be settled within the next 12 months are included in income taxes payable; and unrecognized tax benefits that reduce a net operating loss, similar tax loss, or tax credit carryforward are presented as a reduction to noncurrent deferred income taxes.

The Company’s accounting policy with respect to interest and penalties related to income tax uncertainties is to classify these amounts as income taxes.  As of January 1, 2016, the total amount of accrued interest and penalties related to uncertain tax positions recognized in the consolidated balance sheet was $3.4 million ($2.8 million net of federal benefit).  The total amount of penalties and interest, net of federal benefit, related to tax uncertainties recognized in the statement of income for the period ended December 31, 2016 was $0.2 million.  As of December 31, 2016, the Company had total accrued penalties and interest related to uncertain tax positions of $3.8 million ($3.1 million net of federal benefit) in the consolidated balance sheet, which is included in the total unrecognized tax benefits described above.

The following table summarizes the Company's reconciliation of unrecognized tax benefits, excluding penalties and interest, for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
	(in thousands)
Balance at January 1	$8,448	8,105	9,013
Increases during the year:
Gross increases - tax positions in prior period	465	1,401	433
Gross increases - current-period tax positions	494	700	656
Decreases during the year:
Gross decreases - tax positions in prior period	(167)	(308)	(192)
Decreases due to settlements with taxing authorities	(21)	(486)	(877)
Decreases due to lapse of statute of limitations	(1,485)	(964)	(928)
Balance at December 31	$7,734	8,448	8,105

In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain.  In addition, respective tax authorities periodically audit our income tax returns.  These audits examine our significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions.  During 2016, the Company settled two open tax years that were undergoing audit by a state jurisdiction in which the Company operates.  During 2015, the Company settled three open tax years that were undergoing audit by a state jurisdiction in which the Company operates.  During 2014, the Company settled six open tax years that were undergoing audit by state jurisdictions in which the Company operates.  The Company is currently under federal audit for the 2014

tax year.   The 2013, 2015, and 2016 federal income tax returns are open tax years that remain subject to potential future audit.  State income tax returns for all years after 2012 and, in certain states, income tax returns for 2012, are subject to potential future audit by tax authorities in the Company’s major state tax jurisdictions.

9.           Pension Plan and Postretirement Benefits Other Than Pension

We provide a non‑contributory retirement plan that covers substantially all employees and certain vested employees of our former parent company (the “Pension Plan”).  Benefits payable under the Pension Plan are based on employees’ years of service and compensation during the final ten years of employment.

During the third quarter of 2016, the Company offered eligible terminated, vested pension plan participants an option to elect a one-time voluntary lump sum window distribution equal to the present value of the participant’s pension benefit, in settlement of all future pension benefits to which they would otherwise have been entitled.  This offer was made in an effort to reduce pension obligations and ongoing annual pension expense. Payments were distributed to participants who accepted the lump sum offer in December 2016 from the assets of the Pension Plan.  The Company recognized a non-cash settlement charge of $20.7 million in the fourth quarter of 2016.  The charge was actuarially determined based on the acceleration of the recognition of the accumulated unrecognized actuarial loss associated with the Pension Plan.

We also sponsor an unfunded defined benefit postretirement medical plan that previously covered substantially all employees, as well as W&R advisors, who are independent contractors.  The medical plan is contributory with participant contributions adjusted annually. The medical plan does not provide for post age 65 benefits with the exception of a small group of employees that were grandfathered when such plan was established. During the third quarter of 2016, the Company amended this plan to discontinue the availability of coverage for any individuals who retire after December 31, 2016. Qualified employees who retired on or before December 31, 2016 may continue to participate in retiree coverage under the plan. The plan amendment resulted in an $8.5 million curtailment gain, recorded as part of net other postretirement benefit costs.

A reconciliation of the funded status of these plans and the assumptions related to the obligations at December 31, 2016, 2015 and 2014 are as follows:

				Other
	Pension Benefits			Postretirement Benefits

	2016	2015	2014	2016	2015	2014
	(in thousands)
Change in projected benefit obligation:
Net benefit obligation at beginning of year	$210,783	208,085	172,105	8,421	9,902	8,172
Service cost	12,199	12,080	10,084	555	910	719
Interest cost	9,432	8,420	8,395	297	397	397
Benefits paid	(52,288)	(10,184)	(8,733)	(674)	(505)	(527)
Actuarial (gain) loss	795	(7,618)	26,410	1,790	(2,632)	760
Plan amendments	—	—	(176)	—	—	—
Retiree contributions	—	—	—	532	349	381
Curtailment gain	—	—	—	(8,475)	—	—
Net benefit obligation at end of year	$180,921	210,783	208,085	2,446	8,421	9,902

The accumulated benefit obligation for the Pension Plan was $150.1 million and $177.1 million at December 31, 2016 and 2015, respectively.

				Other
	Pension Benefits			Postretirement Benefits
	2016	2015	2014	2016	2015	2014
	(in thousands)
Change in plan assets:
Fair value of plan assets at beginning of year	$173,885	175,548	170,430	—	—	—
Actual return on plan assets	2,932	(11,479)	(6,149)	—	—	—
Employer contributions	20,000	20,000	20,000	142	156	146
Retiree contributions	—	—	—	532	349	381
Benefits paid	(52,288)	(10,184)	(8,733)	(674)	(505)	(527)
Fair value of plan assets at end of year	$144,529	173,885	175,548	—	—	—
Funded status at end of year	$(36,392)	(36,898)	(32,537)	(2,446)	(8,421)	(9,902)

				Other
	Pension Benefits			Postretirement Benefits
	2016	2015	2014	2016	2015	2014
	(in thousands, except percentage data)
Amounts recognized in the statement of financial position:
Current liabilities	$—	—	—	(458)	(316)	(279)
Noncurrent liabilities	(36,392)	(36,898)	(32,537)	(1,988)	(8,105)	(9,623)
Net amount recognized at end of year	$(36,392)	(36,898)	(32,537)	(2,446)	(8,421)	(9,902)
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income:
Transition obligation	$(11)	(16)	(21)	—	—	—
Prior service credit (cost)	(346)	(720)	(1,179)	6	2	(17)
Accumulated gain (loss)	(73,775)	(88,882)	(75,681)	954	2,897	265
Accumulated other comprehensive income (loss)	(74,132)	(89,618)	(76,881)	960	2,899	248
Cumulative employer contributions in excess of (less than) net periodic benefit cost	37,740	52,720	44,344	(3,406)	(11,320)	(10,150)
Net amount recognized at end of year	$(36,392)	(36,898)	(32,537)	(2,446)	(8,421)	(9,902)
Weighted average assumptions used to determine benefit obligation at December 31:
Discount rate	4.39%	4.60%	4.13%	3.46%	4.44%	4.07%
Rate of compensation increase	5.12%	5.12%	5.12%	Not applicable

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

Our Pension Plan asset allocation at December 31, 2016 and 2015 is as follows:

	Percentage of	Percentage of
	Plan Assets at	Plan Assets at
Plan assets by category	December 31, 2016	December 31, 2015
Cash	18%	24%
Equity securities:
Domestic	49%	53%
International	17%	15%
Fixed income securities	10%	5%
Gold bullion	6%	3%
Total	100%	100%

The primary investment objective is to maximize growth of the Pension Plan assets to meet the projected obligations to the beneficiaries over a long period of time and to do so in a manner that is consistent with the Company’s earnings strength and risk tolerance. Asset allocation is the most important decision in managing the assets and is reviewed regularly. The asset allocation policy considers the Company’s financial strength and long‑term asset class risk/return expectations since the obligations are long‑term in nature. As of December 31, 2016, our Pension Plan assets were invested in our Asset Strategy investment style and are managed by our in‑house investment professionals.

Asset Strategy invests in the domestic or foreign market that is believed to offer the greatest probability of return or, alternatively, that provides the highest degree of safety in uncertain times. This style may allocate its assets among stocks, bonds and short‑term investments and since the allocation is dynamically managed and able to take advantage of opportunities as they are presented by the market, there is not a predetermined asset allocation. Dependent on the outlook for the U.S. and global economies, our investment managers make top‑down allocations among stocks, bonds, cash, precious metals and currency markets around the globe. After determining allocations, we seek the best opportunities within each market. Derivative instruments play an important role in this style’s investment process to manage risk and maximize stability of the assets in the portfolio.  At December 31, 2016, the Pension Plan had a significant weighting of plan assets invested in equity securities, a concentration not typical of a classic pension plan.

Risk management is primarily the responsibility of the investment portfolio manager, who incorporates it with day‑to‑day research and management. Although investment flexibility is essential to this style’s investment process, the Pension Plan does not invest in a number of asset classes that are commonly referred to as alternative investments; namely venture capital, direct real estate properties, timber, or oil, gas or other mineral explorations or development programs or leases. The Pension Plan also has a number of specific guidelines that serve to manage investment risk by placing limits on net securities exposure and concentration of assets within specific companies or industries.

We determine the fair value of our Pension Plan assets using broad levels of inputs as defined by related accounting standards and categorized as Level 1, Level 2 or Level 3, as described in Note 3. The following tables summarize our Pension Plan assets as of December 31, 2016 and 2015. There were no transfers between levels for the years ended December 31, 2016 or 2015.

2016	Level 1	Level 2	Level 3	Total
	(in thousands)
Equity securities:
Domestic	$71,159	—	—	71,159
International	24,622	—	—	24,622
Equity derivatives	—	12	—	12
Fixed income securities:
Mortgage-backed securities	—	10	—	10
U.S.treasuries	—	4,801	—	4,801
Corporate bond	—	526	—	526
Foreign Bonds	—	8,897	—	8,897
Gold bullion	8,420	—	—	8,420
Total investment securities	104,201	14,246	—	118,447
Cash and other				26,082
Total				$144,529

2015	Level 1	Level 2	Level 3	Total
	(in thousands)
Equity securities:
Domestic	$92,037	—	—	92,037
International	25,822	—	—	25,822
Equity derivatives	—	280	—	280
Fixed income securities:
Mortgage-backed securities	—	11	—	11
U.S.treasuries	—	8,113	—	8,113
Gold bullion	5,226	—	—	5,226
Total investment securities	123,085	8,404	—	131,489
Cash and other				42,396
Total				$173,885

The following table summarizes the activity of plan assets categorized as Level 3 for the years ended December 31, 2016 and 2015:

	2016	2015
	(in thousands)
Level 3 plan assets at beginning of year	$—	3,402
Sales	—	(3,432)
Valuation change	—	30
Level 3 plan assets at end of year	$—	—

The 7.50% expected long‑term rate of return on Pension Plan assets reflects management’s expectations of long‑term average rates of return on funds invested to provide for benefits included in the projected benefit obligations. The expected return is based on the outlook for inflation, fixed income returns and equity returns, while also considering historical returns, asset allocation and investment strategy. The plan expects a relatively high return because of the types of investments the portfolio incorporates, the long-term success the portfolio managers have had with generating returns in excess of passive management in those types of investments, and the past history of returns. The ability to use a high concentration of equities, especially international equities, presents portfolio managers the opportunity to earn higher returns than other investment strategies that are restricted to owning lower returning asset classes.

The components of net periodic pension and other postretirement costs consisted of the following for the years ended December 31, 2016, 2015 and 2014:

				Other
	Pension Benefits			Postretirement Benefits
	2016	2015	2014	2016	2015	2014
	(in thousands)
Components of net periodic benefit cost:
Service cost	$12,199	12,080	10,084	555	910	719
Interest cost	9,432	8,420	8,395	297	397	397
Expected return on plan assets	(13,927)	(14,510)	(14,016)	—	—	—
Actuarial (gain) loss amortization	6,215	5,171	1,496	(153)	—	(17)
Prior service cost amortization	374	459	468	4	19	55
Transition obligation amortization	5	5	5	—	—	—
Settlement loss	20,681	—	—	—	—	—
Curtailment gain	—	—	—	(8,475)	—	—
Total (1)	$34,979	11,625	6,432	(7,772)	1,326	1,154

(1)

For the year ended December 31, 2016, $19.6 million of net periodic pension and other postretirement benefit costs were included in compensation and related costs and $7.6 million included in underwriting and distribution expense.

The estimated net actuarial loss, prior service cost and net transition obligation for the Pension Plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2017 are $5.3 million, $123 thousand and $5 thousand, respectively.  The estimated net actuarial gain and prior service credit for the postretirement medical plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2017 are $180 thousand and $4 thousand, respectively.

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, 2016, 2015 and 2014 are as follows:

				Other
	Pension Benefits			Postretirement Benefits
	2016	2015	2014	2016	2015	2014
Discount rate	4.60%	4.13%	4.97%	4.44%	4.07%	4.94%
Expected return on plan assets	7.50%	7.75%	7.75%	Not applicable
Rate of compensation increase	5.12%	5.12%	5.12%	Not applicable

We expect the following benefit payments to be paid, which reflect future service as appropriate:

		Other
	Pension	Postretirement
	Benefits	Benefits
	(in thousands)
2017	$5,492	458
2018	7,066	416
2019	7,496	404
2020	8,240	319
2021	10,613	237
2022 through 2026	63,588	559
	$102,495	2,393

Our policy with respect to funding the Pension Plan is to fund at least the minimum required by the Employee Retirement Income Security Act of 1974, as amended, and not more than the maximum amount deductible for tax purposes. All contributions made to the Pension Plan for 2016, 2015 and 2014 were voluntary. A contribution of $10 million was made to the Pension Plan in February 2017 and no further contributions are planned for 2017.

All Company contributions to other postretirement medical benefits are voluntary, as the postretirement medical plan is not funded and is not subject to any minimum regulatory funding requirements. The contributions for each year represent claims paid for medical expenses, and we anticipate making the 2017 expected contribution with cash generated from operations. Contributions by participants to the postretirement plan were $532 thousand, $349 thousand and $381 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.

For measurement purposes, the initial health care cost trend rate was 6.82% for 2016, 7.55% for 2015 and 8.04% for 2014. The health care cost trend rate reflects anticipated increases in health care costs. The initial assumed growth rate of 6.82% for 2016 is assumed to gradually decline over the next 9 years to a rate of 4.5%. The effect of a 1% annual increase in assumed cost trend rates would increase the December 31, 2016 accumulated postretirement benefit obligation by approximately $108 thousand, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost by approximately $133 thousand. The effect of a 1% annual decrease in assumed cost trend rates would decrease the December 31, 2016 accumulated postretirement benefit obligation by approximately $97 thousand, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost by approximately $112 thousand.

We also sponsored the Waddell & Reed Financial, Inc. Supplemental Executive Retirement Plan, as amended and restated (the “SERP”), a non-qualified deferred compensation plan covering eligible employees. The SERP was adopted to supplement the annual pension benefit for certain senior executive officers that the Pension Plan was prevented from providing because of compensation and benefit limits in the Internal Revenue Code (the “IRC”).

Each calendar year, the Compensation Committee of the Board of Directors (the “Compensation Committee”) credited participants’ SERP accounts with (i) an amount equal to 4% of the participant’s base salary, less the amount of the maximum employer matching contribution available under our 401(k) plan, and (ii) a non formula award, if any, as determined by the Compensation Committee in its discretion. There were no discretionary awards made to participants during 2016, 2015 or 2014. Additionally, each calendar year, participants’ accounts were credited (or charged) with an amount equal to the performance of certain hypothetical investment vehicles since the last preceding year. Upon a participant’s separation, or at such other time based on a pre-existing election by a participant, benefits accumulated under the SERP are payable in installments or in a lump sum.  As of December 31, 2016 and 2015, the aggregate liability to participants was $3.8 million.  Following a lump sum payment of $3.8 million in February 2017 to the sole remaining participant in the SERP, the Board of Directors terminated the SERP.

At December 31, 2016, the accrued pension and postretirement liability recorded in the consolidated balance sheet was comprised of accrued pension costs of $36.4 million and a liability for postretirement benefits in the amount of $2.0 million. The accrued liability for SERP benefits of $3.8 million and the current portion of postretirement liability of $0.4 million is included in other current liabilities on the consolidated balance sheet.  At December 31, 2015, the accrued pension and postretirement liability recorded on the consolidated balance sheet was comprised of accrued pension costs of $36.9 million, a liability for postretirement benefits in the amount of $8.1 million and an accrued liability for SERP benefits of $3.8 million. The current portion of postretirement liability of $0.3 million is included in other current liabilities on the consolidated balance sheet.

10.         Employee Savings Plan

We sponsor a defined contribution plan that qualifies under Section 401(k) of the IRC to provide retirement benefits to substantially all of our employees. As allowed under Section 401(k), the plan provides tax‑deferred salary deductions for eligible employees. Our matching contributions to the plan for the years ended December 31, 2016, 2015 and 2014 were $6.8 million, $6.6 million and $6.4 million, respectively.

11.         Stockholders’ Equity

Earnings per Share

For the years ended December 31, 2016, 2015 and 2014, earnings per share were computed as follows:

	2016	2015	2014

Net income attributable to Waddell & Reed Financial, Inc.	$146,907	245,536	313,331

Weighted average shares outstanding, basic and diluted	82,668	83,499	84,485

Earnings per share, basic and diluted	$1.78	2.94	3.71

Dividends

We declared dividends on our common stock of $1.84 per share, $1.75 per share and $1.45 per share for the years ended December 31, 2016, 2015 and 2014, respectively. The Board of Directors approved a quarterly dividend on its common stock of $0.46 per share payable on February 1, 2017 to stockholders of record as of January 11, 2017. As of December 31, 2016 and 2015, other current liabilities included $38.2 million and $38.1 million, respectively, for dividends payable to stockholders.

Common Stock Repurchases

The Board of Directors has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including as shares issued to employees in our stock‑based compensation programs. There were 2,320,726 shares, 1,955,509 shares and 2,252,152 shares repurchased in the open market or privately during the years ended December 31, 2016, 2015 and 2014, respectively. The repurchased shares include; 423,726 shares, 432,353 shares and 599,340 shares repurchased from employees who elected to tender shares to cover their minimum tax withholdings with respect to vesting of stock awards during the years ended December 31, 2016, 2015 and 2014, respectively.

Accumulated Other Comprehensive Loss

The following table summarizes other comprehensive income (loss) activity for the years ended December 31, 2016 and 2015.

		Change in
		valuation
		allowance for
		unrealized	Pension and	Total
	Unrealized	gains	postretirement	accumulated
	gains (losses)	(losses) on	benefits	other
	on investment	investment	unrealized	comprehensive
Year ended December 31, 2016	securities	securities	gains (losses)	income (loss)
	(in thousands)
Balance at December 31, 2015	$(3,729)	(3,240)	(54,536)	(61,505)
Other comprehensive income (loss) before reclassification	1,948	1,195	(8,538)	(5,395)
Amount reclassified from accumulated other comprehensive income (loss)	(2,191)	(1,343)	17,105	13,571
Net current period other comprehensive income (loss)	(243)	(148)	8,567	8,176
Balance at December 31, 2016	$(3,972)	$(3,388)	(45,969)	(53,329)

		Change in
		valuation
		allowance for
		unrealized	Pension and	Total
	Unrealized	gains	postretirement	accumulated
	gains (losses)	(losses) on	benefits	other
	on investment	investment	unrealized	comprehensive
Year ended December 31, 2015	securities	securities	gains (losses)	income (loss)
	(in thousands)
Balance at December 31, 2014	$(727)	(1,471)	(48,245)	(50,443)
Other comprehensive loss before reclassification	(2,464)	(1,463)	(9,897)	(13,824)
Amount reclassified from accumulated other comprehensive loss	(538)	(306)	3,606	2,762
Net current period other comprehensive loss	(3,002)	(1,769)	(6,291)	(11,062)
Balance at December 31, 2015	$(3,729)	$(3,240)	(54,536)	(61,505)

Reclassifications from accumulated other comprehensive income and included in net income are summarized in the table that follows for the years ended December 31, 2016 and 2015:

	For the year ended December 31, 2016
		Tax
		(expense)
	Pre-tax	benefit	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Sponsored funds investment gains	$3,489	(1,298)	2,191	Investment and other income (loss)
Valuation allowance	—	1,343	1,343	Provision for income taxes
Amortization and settlement of pension and postretirement benefits	(27,126)	10,021	(17,105)	Underwriting and distribution expense and Compensation and related costs
Total	$(23,637)	10,066	(13,571)

	For the year ended December 31, 2015
		Tax
		(expense)
	Pre-tax	benefit	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Realized gain on sale of sponsored investment securities	$850	(312)	538	Investment and other income (loss)
Valuation allowance	—	306	306	Provision for income taxes
Amortization of pension and postretirement benefits	(5,654)	2,048	(3,606)	Underwriting and distribution expense and Compensation and related costs
Total	$(4,804)	2,042	(2,762)

12.          Redeemable Noncontrolling Interests

The earnings related to redeemable noncontrolling interests included in net income for the year ended December 31, 2016 were $1.4 million.

Noncontrolling interests in consolidated sponsored funds may fluctuate from period to period and are impacted by changes in the Company’s percentage of ownership in sponsored funds, changes in third party investment in sponsored funds and market volatility in the sponsored funds’ underlying investments.

Year ended
December 31, 2016
(in thousands)
Redeemable noncontrolling interests in sponsored funds upon adoption of new consolidation accounting guidance on January 1, 2016	$14,330
Redeemable noncontrolling interests in sponsored funds consolidated during the period	18,249
Redeemable noncontrolling interests ownership change during the period	20,894
Redeemable noncontrolling interests deconsolidation	(44,234)
Net income attributable to redeemable noncontrolling interests	1,414
Ending balance of redeemable noncontrolling interest in consolidated sponsored funds	$10,653

13.         Share‑Based Compensation

During 2016 the Company utilized one stock based compensation plan: the Company 1998 Stock Incentive Plan, as amended and restated (the “SI Plan”).  Two other plans, the Company 1998 Executive Stock Award Plan, as amended and restated, and the Company 1998 Non Employee Director Stock Award Plan, as amended and restated, had no outstanding awards, and, effective February 2016, the Board of Directors terminated both plans.

The SI Plan allows us to grant equity compensation awards, including, among other awards, and nonvested stock as part of our overall compensation program to attract and retain key personnel and encourage a greater personal financial investment in the Company, thereby promoting the long-term growth of the Company. In April 2016, our stockholders approved amendments to the SI Plan to, among other things, increase by 5.6 million the number of shares available for awards. Following those amendments, a maximum of 35.6 million shares of common stock are authorized for issuance under the SI Plan and as of December 31, 2016, 3,467,465 shares of common stock were available for issuance under the SI Plan.  In addition, we may make incentive payments under the Company 2003 Executive Incentive Plan, as amended and restated (the “EIP”) in the form of cash, stock options, nonvested stock or a combination thereof. Incentive awards paid under the EIP in the form of stock options or nonvested stock are issued out of shares reserved for issuance under the SI Plan. Generally, shares of common stock covered by terminated, surrendered or cancelled options, by forfeited nonvested stock, or by the forfeiture of other awards that do not result in issuance of shares of common stock are again available for awards under the plan from which they were terminated, surrendered, cancelled or forfeited.

Nonvested stock awards are valued on the date of grant, have no purchase price and generally vest over four years in 331/3% increments on the second, third and fourth anniversaries of the grant date. However, nonvested stock awards granted on December 31, 2016 vest in 25% increments on the first anniversary of the grant date. The Company also issues nonvested stock awards to W&R financial advisors who are independent contractors. These awards have the same terms as awards issued to employees; however, changes in the Company’s share price result in variable compensation expense over the vesting period.  Nonvested shares are forfeited upon the termination of employment with or service to the Company, as applicable, or service on the Board of Directors, dependent upon the circumstances of termination. Except for restrictions placed on the transferability of nonvested stock, holders of nonvested stock have full stockholders’ rights during the term of restriction, including voting rights and the rights to receive cash dividends.

A summary of nonvested share activity and related fair value for the year ended December 31, 2016 follows:

		Weighted
		Average
	Nonvested	Grant Date
	Stock Shares	Fair Value
Nonvested at December 31, 2015	3,405,207	$50.09
Granted	2,700,977	21.89
Vested	(1,207,677)	48.70
Forfeited	(112,404)	40.96
Nonvested at December 31, 2016	4,786,103	$34.74

For the years ended December 31, 2016, 2015 and 2014, compensation expense related to nonvested stock totaled $51.5 million, $47.5 million and $54.1 million, respectively.

The income tax benefit from the compensation expense related to nonvested stock was $19.2 million, $17.6 million and $20.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. These benefits will be recognized upon vesting and may increase or decrease depending on the fair value of the shares on the date of vesting. As of December 31, 2016, the remaining unamortized expense of $112.5 million is expected to be recognized over a weighted average period of 2.7 years.

The total fair value of shares vested (at vest date) during the years ended December 31, 2016, 2015 and 2014, was $26.7 million, $53.9 million and $104.8 million, respectively. The Company withholds a portion of each employee’s vested shares to satisfy the minimum tax withholding obligations of the Company with respect to vesting of the shares.

14.         Uniform Net Capital Rule Requirements

Two of our subsidiaries, W&R and IDI are registered broker-dealers and members of the Financial Industry Regulatory Authority, Inc. Broker-dealers are subject to the SEC’s Uniform Net Capital Rule (Rule 15c3‑1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15.0 to 1.0. The primary difference between net capital and stockholders’ equity is the non‑allowable assets that are excluded from net capital.

A broker-dealer may elect not to be subject to the Aggregate Indebtedness Standard of paragraph (a)(1)(i) of Rule 15c3‑1, in which case net capital must exceed the greater of $250 thousand or 2% of aggregate debit items computed in accordance with the Formula for Determination of Reserve Requirements for broker-dealers. W&R made this election and thus is not subject to the aggregate indebtedness ratio as of December 31, 2016 or 2015.

Net capital and aggregated indebtedness information for our broker-dealer subsidiaries is presented in the following table as of December 31, 2016 and 2015:

	2016		2015
	(in thousands)
	W&R	IDI	W&R	IDI
Net capital	$52,639	12,894	21,719	17,310
Required capital	250	2,152	250	2,956
Excess of required capital	$52,389	10,742	21,469	14,354
Ratio of aggregate indebtedness to net capital	Not		Not
	applicable	2.50 to 1.0	applicable	2.56 to 1.0

15.         Rental Expense and Lease Commitments

We lease certain home office buildings, certain sales and other office space and equipment under long‑term operating leases. Rent expense was $24.3 million, $23.7 million and $22.6 million, for the years ended December 31, 2016, 2015 and 2014, respectively. Future minimum rental commitments under non‑cancelable operating leases are as follows:

Year	Commitments
(in thousands)
2017	$22,494
2018	17,759
2019	12,875
2020	7,859
2021	4,847
Thereafter	9,843
$75,677

New leases are expected to be executed as existing leases expire. Thus, future minimum lease commitments are not expected to be materially different than those in 2016

16.         Related Party Transactions

We earn investment management fee revenues from the Funds and IGI Funds for which we act as an investment adviser, pursuant to an investment management agreement with each Fund. In addition, we have agreements with the Funds pursuant to Rule 12b‑1 under the Investment Company Act of 1940, as amended, pursuant to which distribution and service fees are collected from the Funds for distribution of mutual fund shares, for costs such as advertising and commissions paid to broker-dealers, and for providing ongoing services to shareholders of the Funds and/or maintaining shareholder accounts. We also earn service fee revenues by providing various services to the Funds and their shareholders pursuant to a shareholder servicing agreement with each Fund (except Ivy VIP) and an accounting service agreement with each Fund. Certain of our officers and directors are also officers and/or trustees for the various Funds for which we act as an investment adviser. These agreements are approved or renewed on an annual basis by each Fund’s board of trustees, including a majority of the disinterested members.

Revenues for services provided or related to the Funds and IGI Funds for the years ended December 31, 2016, 2015 and 2014 are as follows:

	2016	2015	2014
	(in thousands)
Investment management fees	$523,304	654,727	709,179
Rule 12b-1 service and distribution fees	208,901	303,046	338,846
Shareholder service fees	120,241	143,071	150,979
Total revenues	$852,446	1,100,844	1,199,004

Included in Funds and separate accounts receivable at December 31, 2016 and 2015 are receivables due from the Funds of $21.6 and $26.7 million respectively.

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

The Company establishes reserves for litigation and similar matters when those matters present material loss contingencies that management determines to be both probable and reasonably estimable in accordance with ASC 450, “Contingencies Topic.” These amounts are not reduced by amounts that may be recovered under insurance or claims against third parties, but undiscounted receivables from insurers or other third parties may be accrued separately. The

Company regularly revises such accruals in light of new information. The Company discloses the nature of the contingency when management believes it is reasonably possible the outcome may be significant to the Company’s consolidated financial statements and, where feasible, an estimate of the possible loss. For purposes of our litigation contingency disclosures, “significant” includes material matters as well as other items that management believes should be disclosed. Management’s judgment is required related to contingent liabilities because the outcomes are difficult to predict.

In an action filed on April 18, 2016 in the District Court of Johnson County, Kansas, Hieu Phan and Audrey Ohman v. Ivy Investment Management Company, et. al. (Case No. I6CV02338 Div. 4), two individuals who allegedly purchased shares of certain affiliated registered investment companies (mutual funds) for which two of the Company’s subsidiaries provide investment management services filed a putative derivative action on behalf of the mutual funds alleging breach of fiduciary duty and breach of contract claims relating to investments held in the affiliated mutual funds by the Company's registered investment advisor subsidiaries, the trustees of two of the Company's affiliated mutual funds, and an officer of the Company (who plaintiffs subsequently voluntarily dismissed).  On behalf of the mutual funds, plaintiffs seek monetary damages and demand a jury trial. That Court has set this case for trial on July 16, 2018 through August 10, 2018, although there can be no assurance that the trial will take place on those dates. The Company denies that any of its subsidiaries breached their fiduciary duties to, or committed a breach of the investment management agreement with, the mutual funds at issue.  To date, no discovery has taken place.

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

19.         Selected Quarterly Information (Unaudited)

	Quarter
	First	Second	Third	Fourth
	(in thousands)
2016
Total revenues	$323,816	319,208	303,086	292,913
Net income attributable to Waddell & Reed Financial Inc.	$36,968	33,695	53,827	22,417
Net income per share, basic and diluted	$0.45	0.41	0.65	0.27

	Quarter
	First	Second	Third	Fourth
	(in thousands)
2015
Total revenues	$385,458	393,990	376,109	361,074
Net income	$67,113	67,445	48,058	62,920
Net income per share, basic and diluted	$0.80	0.80	0.58	0.76

WADDELL & REED FINANCIAL, INC.

Index to Exhibits

Exhibit No.	Exhibit Description
3.1

Restated Certificate of Incorporation of Waddell & Reed Financial, Inc. Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10‑Q, File No. 333‑43687, for the quarter ended June 30, 2006 and incorporated herein by reference.

3.2

Amended and Restated Bylaws of Waddell & Reed Financial, Inc. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8‑K, File No. 001‑13913, filed July 26, 2016 and incorporated herein by reference.

4.1

Specimen of Class A Common Stock Certificate, par value $0.01 per share. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S‑1/A, File No. 333‑43687, on February 27, 1998 and incorporated herein by reference.

4.2

Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock of Waddell & Reed Financial, Inc., as filed on April 9, 2009 with the Secretary of State of the State of Delaware. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8‑K, File No. 333‑43687, on April 10, 2009 and incorporated herein by reference.

4.3

Rights Agreement, dated as of April 8, 2009, by and between Waddell & Reed Financial, Inc. and Computershare Trust Company, N.A., which includes the Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock of the Company, as filed on April 9, 2009 with the Secretary of State of Delaware, as Exhibit A and the form of Rights Certificate as Exhibit B. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8‑K, File No. 333‑43687, on April 10, 2009 and incorporated herein by reference.

4.3.1

First Amendment to Rights Agreement, dated July 22, 2016, by and between Waddell & Reed Financial, Inc. and Computershare Trust Company, N.A., as rights agent.  Filed as Exhibit 4.1 to the Company’s Current Report on Form 8‑K, File No. 001‑13913, filed July 26, 2016 and incorporated herein by reference.

4.4

Form of Indenture to be used in connection with the Senior Debt Securities. Filed as Exhibit 4.6 to the Company’s Form S‑3ASR, File No. 333‑201536, on January 16, 2015 and incorporated herein by reference.

4.5

Form of Indenture to be used in connection with the Subordinated Debt Securities. Filed as Exhibit 4.7 to the Company’s Form S‑3ASR, File No. 333‑201536, on January 16, 2015 and incorporated herein by reference.

10.1

General Agent Contract, dated as of October 20, 2000, by and among Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company and Waddell & Reed, Inc. and its affiliated insurance companies. Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10‑K, File No. 001‑13913, for the year ended December 31, 2000 and incorporated herein by reference.

10.2

Administrative and Marketing Services Agreement, dated as of January 1, 2012, by and among Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company and Waddell & Reed, Inc. and its affiliated insurance companies. Filed as Exhibit 10.2 to the Company’s Annual Report on Form 10‑K, File No. 001‑13913, for the year ended December 31, 2012 and incorporated herein by reference.

10.3

Fund Participation Agreement, dated as of December 1, 2000, by and among Nationwide Life Insurance Company and/or Nationwide Life and Annuity Insurance Company, Waddell & Reed Services Company and Waddell & Reed, Inc. Filed as Exhibit 10.6 to the Company’s Annual Report on Form 10‑K, File No. 001‑13913, for the year ended December 31, 2000 and incorporated herein by reference.

10.4

Fund Participation Agreement, dated as of September 19, 2003, by and among Minnesota Life Insurance Company, Waddell & Reed, Inc. and Ivy VIP. Filed as Exhibit 10.3 to the Company’s Annual Report on Form 10‑K, File No. 333‑43687, for the year ended December 31, 2007 and incorporated herein by reference.

Exhibit No.	Exhibit Description
10.5

Variable Products Distribution Agreement, dated as of December 12, 2003, by and among Minnesota Life Insurance Company, Securian Financial Services, Inc. and Waddell & Reed, Inc. and its affiliated insurance companies. Filed as Exhibit 10.4 to the Company’s Annual Report on Form 10‑K, File No. 333‑43687, for the year ended December 31, 2004 and incorporated herein by reference.

10.6

Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated. Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10‑K, File No. 001‑13913, for the year ended December 31, 2011 and incorporated herein by reference.*

10.7

Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8‑K, File No. 001-13913, filed April 14, 2016 and incorporated herein by reference.*

10.8

Credit Agreement, dated June 28, 2013, by and among Waddell & Reed Financial, Inc., the lenders party thereto, Bank of America, N.A., as Administrative Agent for the lenders, Bank of America Merrill Lynch and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Managers, Wells Fargo Bank, National Association as Syndication Agent, and Citibank, N.A., The Bank of New York Mellon and The Bank of Nova Scotia as Co‑Documentation Agents. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8‑K, File No. 001‑13913, filed July 3, 2013 and incorporated herein by reference.

10.9

Note Purchase Agreement, dated August 31, 2010, by and among Waddell & Reed Financial, Inc. and the purchasers party thereto. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8‑K, File No. 001‑13913, on September 7, 2010 and incorporated herein by reference.

10.10

Waddell & Reed Financial, Inc. Supplemental Executive Retirement Plan, as amended and restated. Filed as Exhibit 10.11 to the Company’s Annual Report on Form 10‑K, File No. 333‑43687, for the year ended December 31, 2008 and incorporated herein by reference.*

10.11

Waddell & Reed Financial, Inc. 2003 Executive Incentive Plan, as amended and restated. Filed as Exhibit 10.17 to the Company’s Annual Report on Form 10‑K, File No. 001‑13913, for the year ended December 31, 2013 and incorporated herein by reference.*

10.12

Waddell & Reed Financial, Inc. 2003 Executive Incentive Plan, as amended and restated. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8‑K, File No. 001‑13913, on April 17, 2014 and incorporated herein by reference.*

10.13

Investment Management Agreement, dated January 30, 2009, by and between the Advisors Funds and Waddell & Reed Investment Management Company. Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10‑K, File No. 001‑13913, for the year ended December 31, 2009 and incorporated herein by reference.

10.14

Investment Management Agreement, dated April 10, 2009, by and between Ivy VIP and Waddell & Reed Investment Management Company. Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10‑K, File No. 001‑13913, for the year ended December 31, 2009 and incorporated herein by reference.

10.15

Investment Management Agreement, dated April 10, 2009, by and between Ivy VIP and Waddell & Reed Investment Management Company. Filed as Exhibit 10.27 to the Company’s Annual Report on Form 10‑K, File No. 001‑13913, for the year ended December 31, 2009 and incorporated herein by reference.

10.16

Investment Management Agreement, dated July 29, 2016, by and between Ivy Variable Insurance Portfolios and Ivy Investment Management Company.    Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10‑Q, File No. 001-13913, for the quarter ended September 30, 2016 and incorporated herein by reference.

Exhibit No.	Exhibit Description
10.17

Investment Management Agreement, dated July 29, 2016, by and between Ivy Variable Insurance Portfolios and Ivy Investment Management Company.  Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10‑Q, File No. 001-13913, for the quarter ended September 30, 2016 and incorporated herein by reference.

10.18

Investment Management Agreement, dated November 13, 2008, by and between Ivy Funds and Ivy Investment Management Company. Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10‑K, File No. 001‑13913, for the year ended December 31, 2011 and incorporated herein by reference.

10.19	Investment Management Agreement, dated October 1, 2016, by and between InvestEd Portfolios and Ivy Investment Management Company.
10.20

First Amended and Restated Investment Management Agreement, dated December 4, 2015, by and between Ivy Global Investors Fund, Lemanik Asset Management S.A. and Ivy Investment Management Company.  Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10‑K, File No. 001‑13913, for the year ended December 31, 2015 and incorporated herein by reference.

10.21

Investment Management Agreement, dated September 1, 2016 by and between Ivy NextShares and Ivy Investment Management Company.  Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q, File No. 001-13913, for the quarter ended September 30, 2016 and incorporated herein by reference.

10.22

Form of Change in Control Employment Agreement, dated December 14, 2001, by and between Henry J. Herrmann and Waddell & Reed Financial, Inc. Filed as Exhibit 10.30 to the Company’s Annual Report on Form 10‑K, File No. 333‑43687, for the year ended December 31, 2001 and incorporated herein by reference.*

10.23

First Amendment to Change in Control Employment Agreement, dated December 17, 2008, by and between Henry J. Herrmann and Waddell & Reed Financial, Inc. Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10‑K, File No. 333‑43687, for the year ended December 31, 2008 and incorporated herein by reference.*

10.24

Second Amendment to Change in Control Employment Agreement, dated December 17, 2009, by and between Henry J. Herrmann and Waddell & Reed Financial, Inc. Filed as Exhibit 10.52 to the Company’s Annual Report on Form 10‑K, File No. 001‑13913, for the year ended December 31, 2009 and incorporated herein by reference.*

10.25

Form of Restricted Stock Award Agreement for awards pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated. Filed as Exhibit 10.28 to the Company’s Annual Report on Form 10‑K, File No. 001‑13913, for the year ended December 31, 2011 and incorporated herein by reference.*

10.26

Form of Restricted Stock Award Agreement for awards pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated.  Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10‑K, File No. 001‑13913, for the year ended December 31, 2015 and incorporated herein by reference.*

10.27	Form of Restricted Stock Award Agreement for awards pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated.*
10.28

Form of Restricted Stock Award Agreement for awards to Non‑Employee Directors pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10‑Q, File No. 333‑43687, for the quarter ended September 30, 2007 and incorporated herein by reference.*

Exhibit No.	Exhibit Description
10.29

Form of Restricted Stock Award Agreement for awards to Non‑Employee Directors pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated.  Filed as Exhibit 10.28 to the Company’s Annual Report on Form 10‑K, File No. 001‑13913, for the year ended December 31, 2015 and incorporated herein by reference.*

10.30	Form of Restricted Stock Award Agreement for awards to Non‑Employee Directors pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated.*
10.31

Portfolio Managers Revenue Sharing Plan for Flow Accounts. Filed as Exhibit 10.64 to the Company’s Annual Report on Form 10‑K, File No. 001‑13913, for the year ended December 31, 2010 and incorporated herein by reference.*

10.32

Portfolio Managers Revenue Sharing Schedule. Filed as Exhibit 10.65 to the Company’s Annual Report on Form 10‑K, File No. 001‑13913, for the year ended December 31, 2010 and incorporated herein by reference.*

10.33

Portfolio Managers Revenue Sharing Schedule—Large Cap Growth. Filed as Exhibit 10.36 to the Company’s Annual Report on Form 10‑K, File No. 001‑13913, for the year ended December 31, 2011 and incorporated herein by reference.*

10.34	Form of Indemnification Agreement. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8‑K, File No. 001‑13913, on November 16, 2009 and incorporated herein by reference.*
10.35

Confidential Separation Agreement and Release of All Claims, dated July 22, 2015, by and between Michael D. Strohm and W&R Corporate LLC.  Filed as Exhibit 10.38 to the Company’s Annual Report on Form 10‑K, File No. 001‑13913, for the year ended December 31, 2015 and incorporated herein by reference.*

10.36

Employment Retention Agreement, dated February 1, 2016, by and between Michael L. Avery and Waddell & Reed Financial, Inc. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8‑K, File No. 001‑13913, on February 2, 2016 and incorporated herein by reference.*

10.37

Form of Employment Agreement by and between Waddell & Reed Investment Management Company and its portfolio managers.  Filed as Exhibit 10.40 to the Company’s Annual Report on Form 10‑K, File No. 001‑13913, for the year ended December 31, 2015 and incorporated herein by reference.*

10.38	Offer of Settlement. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 333-43687, on July 24, 2006 and incorporated herein by reference.
10.39	Assurance of Discontinuance. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 333-43687, on July 24, 2006 and incorporated herein by reference.
10.40	Stipulation for Consent Order. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, File No. 333-43687, on July 24, 2006 and incorporated herein by reference.
12	Statement re computation of ratios of earnings to fixed charges
21	Subsidiaries of Waddell & Reed Financial, Inc.
23	Consent of KPMG LLP
24	Powers of Attorney
31.1	Rule 13a‑14(a)/15d‑14(a) Certification of the Chief Executive Officer
31.2	Rule 13a‑14(a)/15d‑14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer

Exhibit No.	Exhibit Description
101

Materials from the Waddell & Reed Financial, Inc. Annual Report on Form 10‑K for the year ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Consolidated Financial Statements, tagged in detail.

*	Indicates management contract or compensatory plan, contract or arrangement.