Form 10-Q
period 2017-03-31
WADDELL & REED FINANCIAL INC
filed 2017-05-05
CIK 1052100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Class	Outstanding as of April 30, 2017
Class A common stock, $.01 par value	83,614,514

WADDELL & REED FINANCIAL, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

Quarter Ended March 31, 2017

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	March 31,
	2017	December 31,
	(Unaudited)	2016
Assets:
Cash and cash equivalents	$565,171	555,102
Cash and cash equivalents - restricted	45,533	31,137
Investment securities	309,303	328,750
Receivables:
Funds and separate accounts	23,948	27,181
Customers and other	111,025	128,095
Prepaid expenses and other current assets	28,587	21,574
Total current assets	1,083,567	1,091,839

Property and equipment, net	99,070	102,449
Goodwill and identifiable intangible assets	147,969	148,569
Deferred income taxes	29,512	31,430
Other non-current assets	27,910	31,985
Total assets	$1,388,028	1,406,272

Liabilities:
Accounts payable	$25,281	28,023
Payable to investment companies for securities	69,819	53,691
Payable to third party brokers	27,601	31,735
Payable to customers	60,294	82,918
Short-term notes payable	94,920	—
Accrued compensation	32,980	38,764
Other current liabilities	69,883	61,847
Total current liabilities	380,778	296,978

Long-term debt	94,729	189,605
Accrued pension and postretirement costs	30,215	38,379
Other non-current liabilities	24,906	26,655
Total liabilities	530,628	551,617

Commitments and contingencies

Redeemable noncontrolling interests	8,516	10,653

Stockholders’ equity:
Preferred stock—$1.00 par value: 5,000 shares authorized; none issued	—	—
Class A Common stock—$0.01 par value: 250,000 shares authorized; 99,701 shares issued; 83,709 shares outstanding (83,118 at December 31, 2016)	997	997
Additional paid-in capital	274,146	291,908
Retained earnings	1,127,735	1,135,694
Cost of 15,991 common shares in treasury (16,583 at December 31, 2016)	(505,050)	(531,268)
Accumulated other comprehensive loss	(48,944)	(53,329)
Total stockholders’ equity	848,884	844,002

Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,388,028	1,406,272

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited, in thousands, except for per share data)

	For the three months ended March 31,
	2017	2016

Revenues:
Investment management fees	$130,436	144,778
Underwriting and distribution fees	128,831	146,658
Shareholder service fees	27,297	32,380
Total	286,564	323,816

Operating expenses:
Underwriting and distribution	150,324	173,836
Compensation and related costs (including share-based compensation of $14,185 and $13,522, respectively)	49,406	52,940
General and administrative	25,724	19,152
Subadvisory fees	2,697	2,093
Depreciation	5,221	4,362
Intangible asset impairment	600	—
Total	233,972	252,383

Operating income	52,592	71,433
Investment and other income (loss)	2,129	(10,218)
Interest expense	(2,786)	(2,768)

Income before provision for income taxes	51,935	58,447
Provision for income taxes	18,399	20,978
Net income	33,536	37,469
Net income attributable to redeemable noncontrolling interests	480	501
Net income attributable to Waddell & Reed Financial, Inc.	$33,056	36,968

Net income per share attributable to Waddell and Reed Financial, Inc. common shareholders, basic and diluted:	$0.39	0.45

Weighted average shares outstanding, basic and diluted:	84,077	82,104

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	For the three months ended March 31,
	2017	2016

Net income	$33,536	37,469

Other comprehensive income:

Unrealized appreciation of available for sale investment securities during the period, net of income tax expense (benefit) of $(1,481) and $0, respectively	3,599	76

Pension and postretirement benefit, net of income tax expense of $465 and $619, respectively	786	1,077

Comprehensive income	37,921	38,622
Comprehensive income attributable to redeemable noncontrolling interests	480	501
Comprehensive income attributable to Waddell & Reed Financial, Inc.	$37,441	38,121

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity and redeemable noncontrolling interests

For the Three Months Ended March 31, 2017

(Unaudited, in thousands)

								Redeemable
						Accumulated Other	Total	Non
	Common Stock		Additional	Retained	Treasury	Comprehensive	Stockholders’	Controlling
	Shares	Amount	Paid-in Capital	Earnings	Stock	Income (Loss)	Equity	interest
Balance at December 31, 2016	99,701	997	291,908	1,135,694	(531,268)	(53,329)	844,002	10,653
Adoption of share-based compensation guidance on January 1, 2017	—	—	3,504	(2,200)	—	—	1,304	—
Net income	—	—	—	33,056	—	—	33,056	480
Net redemption and deconsolidation of redeemable noncontrolling interests in sponsored funds	—	—	—	—	—	—	—	(2,617)
Recognition of equity compensation	—	—	12,928	228	—	—	13,156	—
Issuance of restricted share and other	—	—	(34,194)		34,194		—	—
Dividends accrued, $0.46 per share	—	—	—	(39,043)	—	—	(39,043)	—
Repurchase of common stock	—	—	—	—	(7,976)	—	(7,976)	—
Other comprehensive income	—	—	—	—	—	4,385	4,385	—
Balance at March 31, 2017	99,701	$997	274,146	1,127,735	(505,050)	(48,944)	848,884	8,516

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the three months ended March 31,
	2017	2016

Cash flows from operating activities:
Net income	$33,536	37,469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,221	4,367
Write-down of impaired assets	600	—
Amortization of deferred sales commissions	1,436	7,635
Share-based compensation	13,156	13,522
Excess tax benefits from share-based payment arrangements	—	(312)
Investments gain, net	(2,975)	(5,144)
Net purchases and sales or maturities of trading securities	—	(25,000)
Deferred income taxes	4,239	2,350
Net change in trading securities held by consolidated sponsored funds	12,434	(43,991)
Other	43	118
Changes in assets and liabilities:
Cash and cash equivalents - restricted	(14,396)	27,539
Customer and other receivables	17,070	30,484
Payable to investment companies for securities and payable to customers	(6,496)	(71,613)
Receivables from funds and separate accounts	3,233	5,890
Other assets	(5,307)	(4,565)
Accounts payable and payable to third party brokers	(6,876)	(22,483)
Other liabilities	(5,749)	(3,547)
Net cash provided by (used in) operating activities	$49,169	(47,281)

Cash flows from investing activities:
Proceeds from sales of available for sale and equity method securities	12,105	100
Additions to property and equipment	(1,885)	(5,741)
Net cash of sponsored funds on consolidation	—	6,887
Other	—	(298)
Net cash provided by investing activities	$10,220	948

Cash flows from financing activities:
Dividends paid	(38,771)	(38,115)
Repurchase of common stock	(7,976)	(25,598)
Net redemptions, distributions and deconsolidations of redeemable noncontrolling interests in sponsored funds	(2,617)	(1,692)
Excess tax benefits from share-based payment arrangements	—	312
Other	44	43
Net cash used in financing activities	$(49,320)	(65,050)

Net increase (decrease) in cash and cash equivalents	10,069	(111,383)
Cash and cash equivalents at beginning of period	555,102	558,495
Cash and cash equivalents at end of period	$565,171	447,112

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.Description of Business and Significant Accounting Policies

Waddell & Reed Financial, Inc. and Subsidiaries

Waddell & Reed Financial, Inc. (hereinafter referred to as the “Company,” “we,” “our” or “us”) is a holding company, incorporated in the state of Delaware in 1981, that conducts business through its subsidiaries. Founded in 1937, we are one of the oldest mutual fund complexes in the United States, having introduced the Waddell & Reed Advisors group of mutual funds (the “Advisors Funds”) in 1940. Over time, we added additional mutual funds: Ivy Funds (the “Ivy Funds”); Ivy Variable Insurance Portfolios, our variable product offering (“Ivy VIP”); InvestEd Portfolios, our 529 college savings plan (“InvestEd”); Ivy High Income Opportunities Fund, a closed-end mutual fund (“IVH”); and the Ivy Global Investors Fund Société d’Investissement à Capital Variable (the “SICAV”) and its Ivy Global Investors sub‑funds (the “IGI Funds”), an undertaking for the collective investment in transferable securities (“UCITS”). In 2016, we introduced the Ivy NextShares® exchange-traded managed funds (“Ivy NextShares”) (collectively, the Advisors Funds, Ivy Funds, Ivy VIP, InvestEd, IVH and Ivy NextShares are referred to as the “Funds”). As of March 31, 2017, we had $81.1 billion in assets under management.

We derive our revenues from providing investment management, investment advisory, investment product underwriting and distribution, and shareholder services administration to the Funds, the IGI Funds, and institutional and separately managed accounts. Investment management fees are based on the amount of average assets under management and are affected by sales levels, financial market conditions, redemptions and the composition of assets. Our underwriting and distribution revenues consist of fees earned on fee‑based asset allocation products and related advisory services, asset‑based service and distribution fees promulgated under Rule 12b-1 of the Investment Company Act of 1940, as amended (“Rule 12b-1”), commissions derived from sales of investment and insurance products, and distribution fees on certain variable products. The products sold have various commission structures and the revenues received from those sales vary based on the type and dollar amount sold. Shareholder service fee revenue includes transfer agency fees, custodian fees from retirement plan accounts, and portfolio accounting and administration fees, and is earned based on assets under management or number of client accounts.

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to enable a reasonable understanding of the information presented.  The information in this Quarterly Report on Form 10-Q should be read in conjunction with Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”).  Certain amounts in the prior year’s financial statements have been reclassified for consistent presentation.

The accompanying unaudited consolidated financial statements are prepared consistent with the accounting policies described in Note 1 to the consolidated financial statements included in our 2016 Form 10-K with the exception of the adoption of Accounting Standards Update (“ASU”) 2016-09, “Improvements to Employee Share-Based Payment Accounting,” effective January 1, 2017.  As required by this ASU, excess tax benefits and tax shortfalls are recognized as income tax benefit or expense in the income statement on a prospective basis.  Additionally, excess tax benefits or shortfalls recognized on share-based compensation are classified as an operating activity in the statement of cash flows.  The Company has applied this provision prospectively, and thus, the prior period presented in the statement of cash flows has not been adjusted.  This ASU allows entities to withhold shares issued during the settlement of a stock award or option, as means of meeting minimum tax withholding due by the employee, in an amount up to the employees’ maximum individual tax rate in the relevant jurisdiction without resulting in a liability classification of the award (versus an equity classification). The value of the withheld shares is then remitted by the Company in cash to the taxing authorities on the employees’ behalf. The Company’s historical policy to withhold shares equivalent to the minimum individual tax rate is consistent with the thresholds meeting the classification of an equity award and, therefore, a retrospective classification adjustment was not required. This ASU requires that all cash payments made to taxing authorities on the employees’ behalf for withheld shares be presented as financing activities on the statement of cash flows. As this requirement is consistent with the Company’s historical accounting policy, a retrospective adjustment to presentation of the statement of cash flows was not required. This standard also allows for the option to account for forfeitures as they occur when determining the amount of share-based compensation expense to be recognized, rather than estimating expected forfeitures over the course of a vesting period.  The Company elected to account for forfeitures as they occur.  The net cumulative effect to the Company from the adoption of this ASU was an increase to additional paid-in capital of $3.5 million, a reduction to retained earnings of $2.2 million and an increase to the non-current deferred tax asset of $1.3 million as of January 1, 2017.  In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only a normal and recurring nature) necessary to present fairly our financial position at March 31, 2017, and the results of operations and cash flows for the three months ended March 31, 2017 and 2016 in conformity with accounting principles generally accepted in the United States.

2.New Accounting Guidance

Accounting Guidance Adopted During The First Quarter of 2017

On January 1, 2017 the Company adopted ASU 2016-07, “Investments-Equity Method and Joint Ventures”.  This ASU eliminates the requirement that when an investment qualifies for the use of equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively as if the equity method had been in effect during all previous periods that the investment had been held.  This ASU also requires that an entity that has an available for sale equity security that becomes qualified for the equity method recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method.  We have concluded that the adoption of this ASU will have an immaterial impact on our consolidated financial statements and related disclosures.

As disclosed in Note 1 above, on January 1, 2017, the Company adopted ASU 2016-09. This ASU requires recognition of all excess tax benefits and tax shortfalls as income tax expense or benefit in the income statement and classification of excess tax benefits along with other income tax cash flows as an operating activity; allows an entity to either estimate the number of awards that are expected to vest or account for forfeitures when they occur; and permits withholding up to the maximum statutory tax rates in the applicable jurisdictions. The Company accounts for forfeitures when they occur. Recognition of excess tax benefits as income tax benefit and tax shortfalls as income tax expense in the income statement may result in increased volatility in our provision for income taxes and effective tax rate. See Note 1 – Description of Business and Significant Accounting Policies – Basis of Presentation for description of the financial statement impact of adopting this ASU.

New Accounting Guidance Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  This standard also specifies the accounting for certain costs to obtain or fulfill a contract with a customer.  This ASU will supersede much of the existing revenue recognition guidance in accounting principles generally accepted in the United States and is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period; early application is permitted for the first interim period within annual reporting periods, beginning after December 15, 2016.  This ASU permits the use of either the retrospective or cumulative effect transition method. We have evaluated our population of contracts and concluded that the adoption of this ASU will have an immaterial impact on our consolidated financial statements and related disclosures.

In February 2016, FASB issued ASU 2016-02, “Leases,” which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  This ASU will be presented using a modified retrospective approach, which includes a number of optional practical expedients that entities may elect to apply.  This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted.  Although the Company is evaluating the estimated impact the adoption of this ASU will have on our consolidated financial statements and related disclosures, the Company currently believes the most significant changes will be related to the recognition of new right-of-use assets and lease liabilities on the Company’s consolidated balance sheet for real estate operating leases.

In August 2016, FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments.”  This ASU eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. This ASU designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities.  This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. We are evaluating the estimated impact the adoption of this ASU will have on our consolidated financial statements and related disclosures.

In November 2016, FASB issued ASU 2016-18, “Statement of Cash Flows: Restricted Cash.” This ASU is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The amendments in this ASU should be applied retrospectively to all periods presented. We are evaluating the estimated impact the adoption of this ASU will have on our consolidated financial statements and related disclosures.

In March 2017, FASB issued ASU 2017-04, “Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment.” This ASU eliminates the second step from the goodwill impairment test. An entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but the loss cannot exceed the total amount of goodwill allocated to the reporting unit. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We have concluded that the adoption of this ASU will have an immaterial impact on our consolidated financial statements and related disclosures.

In March 2017, FASB issued ASU 2017-07, “Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.”  This ASU changes the income statement presentation of defined benefit plan expense by requiring separation between operating expense (service cost component) and non-operating expense (all other components, including interest cost, amortization of prior service cost, curtailments and settlements, etc.). The operating expense component is reported with similar compensation costs while the non-operating components are reported in a separate line item outside of operating items. In addition, only the service cost component is eligible for capitalization as part of an asset. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. We are evaluating the estimated impact the adoption of this ASU will have on our consolidated financial statements and related disclosures.

3.Investment Securities

Investment securities at March 31, 2017 and December 31, 2016 are as follows:

	March 31,	December 31,
	2017	2016
	(in thousands)
Available for sale securities:
Sponsored funds	$120,756	122,806
Sponsored privately offered funds	—	570
Total available for sale securities	120,756	123,376
Trading securities:
Mortgage-backed securities	12	13
Common stock	104	101
Consolidated sponsored funds	133,276	145,710
Sponsored funds	30,555	29,541
Sponsored privately offered funds	614	—
Total trading securities	164,561	175,365
Equity method securities:
Sponsored funds	20,441	26,775
Sponsored privately offered funds	3,545	3,234
Total equity method securities	23,986	30,009
Total securities	$309,303	328,750

Mortgage-backed securities accounted for as trading and held as of March 31, 2017 mature in 2022.

The following is a summary of the gross unrealized gains (losses) related to securities classified as available for sale at March 31, 2017:

	Amortized	Unrealized	Unrealized
	cost	gains	losses	Fair value
	(in thousands)
Available for sale securities:
Sponsored funds	$124,954	1,258	(5,456)	120,756

The following is a summary of the gross unrealized gains (losses) related to securities classified as available for sale at December 31, 2016:

	Amortized	Unrealized	Unrealized
	cost	gains	losses	Fair value
	(in thousands)
Available for sale securities:
Sponsored funds	$129,427	828	(7,449)	122,806
Sponsored privately offered funds	265	305	—	570
	$129,692	1,133	(7,449)	123,376

A summary of available for sale sponsored funds with fair values below carrying values at March 31, 2017 and December 31, 2016 is as follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
March 31, 2017	Fair value	losses	Fair value	losses	Fair value	losses
(in thousands)
Sponsored funds	$56,153	(1,268)	35,291	(4,188)	91,444	(5,456)

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
December 31, 2016	Fair value	losses	Fair value	losses	Fair value	losses
(in thousands)
Sponsored funds	$71,051	(1,834)	34,182	(5,615)	105,233	(7,449)

Based upon our assessment of these sponsored funds, the time frame the investments have been in a loss position and our intent to hold sponsored funds until they have recovered; we determined that a write-down was not necessary at March 31, 2017.

Sponsored Funds

The Company has classified its investments in the Advisors Funds, Ivy Funds and IGI Funds as either trading, equity method investments (when the Company owns between 20% and 50% of the fund) or as available for sale investments (when the Company owns less than 20% of the fund).  These entities do not meet the criteria of a variable interest entity (“VIE”) and are considered to be voting interest entities (“VOE”). The Company has determined the Advisors and Ivy Funds are VOEs because the structure of the investment products is such that the voting rights held by the equity holders provide for equality among equity investors.  The Company has determined that the IGI Funds are VOEs as their legal structure and the powers of their equity investors prevent the IGI Funds from meeting characteristics of being a VIE.

Sponsored Privately Offered Funds

The Company holds interests in privately offered funds structured in the form of limited liability companies.  The members of these entities have the substantive ability to remove the Company as managing member or dissolve the entity upon a simple majority vote.  These entities do not meet the criteria of a VIE and are considered to be VOEs.

Consolidated Sponsored Funds

The following table details the balances related to consolidated sponsored funds at March 31, 2017, and at December 31, 2016, as well as the Company’s net interest in these funds:

	March 31,	December 31,
	2017	2016
	(in thousands)
Cash	$3,638	6,885
Investments	133,276	145,710
Other assets	3,346	763
Other liabilities	(2,253)	(390)
Redeemable noncontrolling interests	(8,516)	(10,653)
Net interest in consolidated sponsored funds	$129,491	142,315

During the three months ended March 31, 2017, we consolidated certain of the Ivy Funds in which we provided initial seed capital at the time of the fund’s formation. When we no longer have a controlling financial interest in a sponsored fund, it is deconsolidated from our financial statements.  During the first quarter of 2017, we closed three of the IGI Funds that were previously consolidated. Accordingly, we deconsolidated $2.6 million from Cash and cash equivalents and $2.6 million from Redeemable noncontrolling interests. There was no impact to the Consolidated Statements of Income as a result of this deconsolidation, as the IGI Funds were carried at fair value.

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

The following tables summarize our investment securities as of March 31, 2017 and December 31, 2016 that are recognized in our consolidated balance sheets using fair value measurements based on the differing levels of inputs.

March 31, 2017	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
	(in thousands)
Available for sale securities:
Sponsored funds	$120,756	—	—	—	120,756
Trading securities:
Mortgage-backed securities	—	12	—	—	12
Common stock	104	—	—	—	104
Consolidated sponsored funds	94,945	38,331	—	—	133,276
Sponsored funds	30,555	—	—	—	30,555
Sponsored privately offered funds measured at net asset value (1)	—	—	—	614	614
Equity method securities: (2)
Sponsored funds	20,441	—	—	—	20,441
Sponsored privately offered funds measured at net asset value (1)	—	—	—	3,545	3,545
Total	$266,801	38,343	—	4,159	309,303

December 31, 2016	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
	(in thousands)
Available for sale securities:
Sponsored funds	$122,806	—	—	—	122,806
Sponsored privately offered funds measured at net asset value (1)	—	—	—	570	570
Trading securities:
Mortgage-backed securities	—	13	—	—	13
Common stock	101	—	—	—	101
Consolidated sponsored funds	100,847	44,863	—	—	145,710
Sponsored funds	29,541	—	—	—	29,541
Equity method securities: (2)
Sponsored funds	26,775	—	—	—	26,775
Sponsored privately offered funds measured at net asset value (1)	—	—	—	3,234	3,234
Total	$280,070	44,876	—	3,804	328,750

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

4.Derivative Financial Instruments

In 2016, the Company implemented an economic hedge program that uses total return swap contracts to hedge market risk with its investments in certain sponsored funds.  As of March 31, 2017, we had 97% of our investments in sponsored funds, excluding our available for sale portfolio, hedged, 83% of which were hedged with total return swap contracts.  Certain of the consolidated sponsored funds may utilize derivative financial instruments within their portfolios in pursuit of their stated investment objectives.  We do not hedge for speculative purposes.

Excluding derivative financial instruments held in certain consolidated sponsored funds, the Company was party to three total return swap contracts with a combined notional value of $153.1 million and $160.2 million as of March 31, 2017 and December 31, 2016, respectively. These derivative financial instruments are not designated as hedges for accounting purposes.  Changes in fair value of the total return swap contracts are recognized in investment and other income (loss), net on the Company’s consolidated statement of income.

The Company posted $5.4 million and $7.1 million in cash collateral with the counterparties of the total return swap contracts as of March 31, 2017 and December 31, 2016, respectively.  The cash collateral is included in customers and other receivables on the Company’s consolidated balance sheet.  The Company does not record its fair value in derivative transactions against the posted collateral.

The following table presents the fair value of the derivative financial instruments, excluding derivative financial instruments held in certain consolidated sponsored funds as of March 31, 2017 and December 31, 2016:

		March 31,	December 31,
		2017	2016
	Balance sheet
	location	Fair value	Fair value
		(in thousands)
Total return swap contracts	Other current liabilities	$476	475

The following is a summary of net losses recognized in income for the three months ended March 31, 2017 and March 31, 2016:

	Income statement	Three months ended	Three months ended
	location	March 31, 2017	March 31, 2016
		(in thousands)
Total return swap contracts	Investment and other income (loss)	$(11,045)	(15,222)

5.Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of purchase price over the tangible assets and identifiable intangible assets of an acquired business.  Our goodwill is not deductible for tax purposes.  Goodwill and identifiable intangible assets (all considered indefinite lived) at March 31, 2017 and December 31, 2016 are as follows:

	March 31,	December 31,
	2017	2016
	(in thousands)
Goodwill	$106,970	106,970

Mutual fund management advisory contracts	38,699	38,699
Mutual fund management subadvisory contract	2,100	2,700
Other	200	200
Total identifiable intangible assets	40,999	41,599

Total	$147,969	148,569

6.Indebtedness

Debt is reported at its carrying amount in the consolidated balance sheet.  The fair value of the Company’s senior unsecured notes maturing January 13, 2018 is $97.0 million at March 31, 2017 compared to the carrying value net of debt issuance costs of $94.9 million, which is listed under short-term notes payable in the consolidated balance sheet. The fair value of the Company’s senior unsecured notes maturing January 13, 2021 is $103.0 million at March 31, 2017 compared to the carrying value net of debt issuance costs of $94.7 million, which is listed under long-term debt in the consolidated balance sheet.  Fair value is calculated based on Level 2 inputs.

7.Income Tax Uncertainties

As of January 1, 2017 and March 31, 2017, the Company had unrecognized tax benefits, including penalties and interest, of $11.5 million ($8.4 million net of federal benefit) and $11.8 million ($8.6 million net of federal benefit), respectively, that if recognized, would impact the Company’s effective tax rate.  In the accompanying consolidated balance sheet, unrecognized tax benefits that are not expected to be settled within the next 12 months are included in other liabilities; unrecognized tax benefits that are expected to be settled within the next 12 months are included in income taxes payable; unrecognized tax benefits that reduce a net operating loss, similar tax loss, or tax credit carryforward are presented as a reduction to noncurrent deferred income taxes.

The Company’s accounting policy with respect to interest and penalties related to income tax uncertainties is to classify these amounts as income taxes.  As of January 1, 2017, the total amount of accrued interest and penalties related to uncertain tax positions recognized in the consolidated balance sheet was $3.8 million ($3.1 million net of federal benefit).  The total amount of penalties and interest, net of federal benefit, related to income tax uncertainties recognized in the statement of income for the three month period ended March 31, 2017 was $0.1 million.  The total amount of accrued penalties and interest related to uncertain tax positions at March 31, 2017 of $3.9 million ($3.2 million net of federal benefit) is included in the total unrecognized tax benefits described above.

In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain.  In addition, respective tax authorities periodically audit our income tax returns.  These audits examine our significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions.  The

Company is currently under federal audit for the 2014 tax year.  Additionally, the Company is currently under audit in a state jurisdiction in which it operates.  It is reasonably possible that the Company will settle the audits in these jurisdictions within the next 12-month period.  The Company’s liability for unrecognized tax benefits, including penalties and interest, is not expected to decrease significantly upon settlement of these audits.  Additionally, such settlements are not anticipated to have a significant impact on the results of operations.

The 2013, 2015 and 2016 federal income tax returns are open tax years that remain subject to potential future audit.  State income tax returns for all years after 2012 and, in certain states, income tax returns for 2012, are subject to potential future audit by tax authorities in the Company’s major state tax jurisdictions.

8.Pension Plan and Postretirement Benefits Other Than Pension

We provide a noncontributory retirement plan that covers substantially all employees and certain vested employees of our former parent company (the “Pension Plan”).  Benefits payable under the Pension Plan are based on employees’ years of service and compensation during the final 10 years of employment. During the first quarter of 2017, we contributed $10.0 million to the Pension Plan.

We also sponsor an unfunded defined benefit postretirement medical plan that previously covered substantially all employees, as well as financial advisors licensed with Waddell & Reed, Inc.  The medical plan is contributory with participant contributions adjusted annually. The medical plan does not provide for post age 65 benefits with the exception of a small group of employees that were grandfathered when such plan was established. During the third quarter of 2016, the Company amended this plan to discontinue the availability of coverage for any individuals who retire after December 31, 2016. Qualified employees who retired on or before December 31, 2016 may continue to participate in retiree coverage under the plan.

The components of net periodic pension and other postretirement costs related to these plans were as follows:

			Other
	Pension Benefits		Postretirement Benefits
	Three months ended March 31,		Three months ended March 31,
	2017	2016	2017	2016
	(in thousands)
Service cost	2,726	2,993	—	185
Interest cost	1,654	2,439	15	92
Expected return on plan assets	(2,559)	(3,536)	—	—
Actuarial (gain) loss amortization	1,265	1,638	(45)	(39)
Prior service cost amortization	31	94	(1)	1
Transition obligation amortization	1	1	—	—

Total (1)	3,118	3,629	(31)	239

(1)

For the three months ended March 31, 2017, $1.9 million and $1.2 million of net periodic pension and other postretirement benefit costs were included in compensation and related costs and underwriting and distribution expense, respectively.

9.Stockholders’ Equity

Earnings per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended
	March 31,
	2017	2016

Net income attributable to Waddell & Reed Financial, Inc.	$33,056	36,968

Weighted average shares outstanding, basic and diluted	84,077	82,104

Earnings per share, basic and diluted	$0.39	0.45

Dividends

On February 14, 2017, the Board of Directors approved a dividend on our common stock in the amount of $0.46 per share to stockholders of record on April 10, 2017 paid on May 1, 2017. The total dividend paid was approximately $38.5 million and was included in other current liabilities as of March 31, 2017.

Common Stock Repurchases

The Board of Directors has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including issuing shares to employees in our stock-based compensation programs.

There were 476,882 shares and 1,125,671 shares repurchased in the open market or privately during the three months ended March 31, 2017 and 2016, respectively, which includes 1,882 shares and 3,671 shares, respectively, repurchased from employees who tendered shares to cover their minimum income tax withholdings with respect to vesting of stock awards during these same reporting periods.

Accumulated Other Comprehensive Loss

The following tables summarize other comprehensive loss activity for the three months ended March 31, 2017 and March 31, 2016.

		Change in
		valuation
		allowance for
		unrealized	Pension and	Total
	Unrealized	gains	postretirement	accumulated
	gains (losses)	(losses) on	benefits	other
	on investment	investment	unrealized	comprehensive
Three months ended March 31, 2017	securities	securities	gains (losses)	income (loss)
	(in thousands)
Balance at December 31, 2016	$(3,972)	(3,388)	(45,969)	(53,329)
Other comprehensive income before reclassification	1,423	2,324	—	3,747
Amount reclassified from accumulated other comprehensive income (loss)	(92)	(56)	786	638
Net current period other comprehensive income	1,331	2,268	786	4,385
Balance at March 31, 2017	$(2,641)	$(1,120)	(45,183)	(48,944)

		Change in
		valuation
		allowance for
		unrealized	Pension and	Total
	Unrealized	gains	postretirement	accumulated
	gains (losses)	(losses) on	benefits	other
	on investment	investment	unrealized	comprehensive
Three months ended March 31, 2016	securities	securities	gains (losses)	income (loss)
	(in thousands)
Balance at December 31, 2015	$(3,729)	(3,240)	(54,536)	(61,505)
Other comprehensive loss before reclassification	(4)	(1)	—	(5)
Amount reclassified from accumulated other comprehensive income	51	30	1,077	1,158
Net current period other comprehensive income	47	29	1,077	1,153
Balance at March 31, 2016	$(3,682)	$(3,211)	(53,459)	(60,352)

Reclassifications from accumulated other comprehensive loss and included in net income are summarized in the tables that follow.

	For the three months ended March 31, 2017
		Tax
		(expense)
	Pre-tax	benefit	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Sponsored funds investment gains	$148	(56)	92	Investment and other income (loss)
Valuation allowance	—	56	56	Provision for income taxes
Amortization and settlement of pension and postretirement benefits	(1,251)	465	(786)	Underwriting and distribution expense and Compensation and related costs
Total	$(1,103)	465	(638)

	For the three months ended March 31, 2016
		Tax
		(expense)
	Pre-tax	benefit	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Sponsored funds investment gains	$(81)	30	(51)	Investment and other income (loss)
Valuation allowance	—	(30)	(30)	Provision for income taxes
Amortization of pension and postretirement benefits	(1,696)	619	(1,077)	Underwriting and distribution expense and Compensation and related costs
Total	$(1,777)	619	(1,158)

10.Share-Based Compensation

During the fourth quarter of 2016, the Company established a Cash Settled RSU Plan (the “RSU Plan”), which allows the Company to grant cash-settled restricted stock units (“RSUs”) to attract and retain key personnel and enable them to participate in the long-term growth of the Company.  Unvested RSUs have no purchase price and vest in 25% increments over four years, beginning on the first anniversary of the grant date.  On the vesting date, RSU holders receive a lump sum cash payment equal to the fair market value of one share of the Company’s Class A common stock, par value $0.01, for each RSU that has vested, subject to applicable tax withholdings.  Holders of unvested RSUs do not have stockholders’ rights, but are entitled to receive dividend equivalent payments for each RSU equal to the dividend paid on one share of our Class A common stock.   Unvested RSUs are forfeited upon the termination of employment with, or service to, the Company, as applicable, dependent on the circumstances of termination.  We treat RSUs as liability-classified awards and, therefore, account for them at fair value based on the closing price of our Class A common stock on the reporting date, which results in variable compensation expense over the vesting period.  In the first quarter of 2017, we granted 1,131,538 RSUs under the RSU Plan.  The aggregate value of unvested RSUs on March 31, 2017 was $18.8 million based on the closing price of our Class A common stock on that date.

In the first quarter of 2017, we granted 1,179,443 shares of restricted stock with an average fair value of $19.29 per share under the Company’s 1998 Stock Incentive Plan, as amended and restated.  The value of those shares at the grant date, aggregating to $22.8 million, will be amortized to expense over a four-year vesting period.

11.Contingencies

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

In an action filed on April 18, 2016 in the District Court of Johnson County, Kansas, Hieu Phan and Audrey Ohman v. Ivy Investment Management Company, et. al. (Case No. I6CV02338 Div. 4), two individuals who allegedly purchased shares of two affiliated registered investment companies (mutual funds) for which two of the Company’s subsidiaries provide investment management services filed a putative derivative action on behalf of the two nominal defendant affiliated mutual fund trusts alleging breach of fiduciary duty and breach of contract claims relating to investments held in the affiliated mutual funds by the Company's registered investment adviser subsidiaries, the two nominal defendant trusts, the current trustees and three retired trustees of the nominal defendant trusts, and an officer of the Company (who plaintiffs subsequently voluntarily dismissed).  On behalf of the nominal defendant trusts, plaintiffs seek monetary damages and demand a jury trial.  On April 6, 2017, the court granted one of the nominal defendant trust’s motion to dismiss the claims of plaintiff Ohman for lack of standing, without leave to amend.  On May 2, 2017, the remaining nominal defendant filed a motion to stay the litigation pending the investigation and recommendation of special litigation committees of each of the nominal defendant trusts, a special committee of independent trustees established by the board of each trust and empowered to, among other things, investigate the claims alleged in the complaint; examine, and make recommendations to the board of trustees regarding, the merits of such alleged claims; and to make a recommendation to the court concerning the proper resolution of the litigation.  Trial is currently set for July 16, 2018 through August 10, 2018, although there can be no assurance that the trial will take place on those dates. The Company denies that any of its subsidiaries breached their fiduciary duties to, or committed a breach of the investment management agreement with, the nominal defendant trusts.  To date, only limited preliminary discovery has taken place.

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the current views and assumptions of management with respect to future events regarding our business and industry in general.  These forward-looking statements include all statements, other than statements of historical fact, regarding our financial position, business strategy and other plans and objectives for future operations, including statements with respect to revenues and earnings, the amount and composition of assets under management, distribution sources, expense levels, redemption rates and the financial markets and other conditions.  These statements are generally identified by the use of such words as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “forecast,” “estimate,” “expect,” “intend,” “plan,” “project,” “outlook,” “will,” “potential” and similar statements of a future or forward-looking nature.  Readers are cautioned that any forward-looking information provided by us or on our behalf is not a guarantee of future performance.  Actual results may differ materially from those contained in these forward-looking statements as a result of various factors, including but not limited to those discussed below.  If one or more events related to these or other risks, contingencies or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from those forecasted or expected.  Certain important factors that could cause actual results to differ materially from our expectations are disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2016, which include, without limitation:

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

•	The adverse ruling or resolution of any litigation, regulatory investigations and proceedings, or securities arbitrations by a federal or state court or regulatory body;

•	Changes in our business model, operations and procedures, including our methods of distributing our proprietary products, as a result of the Department of Labor’s (“DOL”) new fiduciary rule;

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

The foregoing factors should not be construed as exhaustive and should be read together with other cautionary statements included in this and other reports and filings we make with the Securities and Exchange Commission (the “SEC”), including the information in Item 1 “Business” and Item 1A “Risk Factors” of Part I and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II to our Annual Report on Form 10-K for the year ended December 31, 2016 and as updated in our quarterly reports on Form 10-Q for the year ending December 31, 2017.  All forward-looking statements speak only as of the date on which they are made and we undertake no duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law.

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

One of our distinctive qualities is that we distribute our investment products through a balanced distribution network. Our retail products are distributed through our retail unaffiliated distribution channel, or through our retail broker-dealer channel and independent Waddell and Reed, Inc. (“W&R”) financial advisors. Through our institutional channel, we distribute a variety of investment styles for a variety of types of institutions.

Through our retail unaffiliated distribution channel, we distribute retail mutual funds through broker-dealers, registered investment advisers and various retirement platforms through a team of external, internal and hybrid wholesalers, as well as a team dedicated to national accounts.

In our retail broker-dealer channel, 1,662 independent W&R financial advisors spread throughout the United States provide financial advice for retirement, education funding, estate planning and other financial needs for clients. A distinguishing aspect of this channel is its low redemption rate, which can be attributed to the personal and customized nature in which W&R advisors provide service to clients by focusing on meeting their long term financial objectives; this, in turn, leads to a more stable asset base for the channel.

Through our institutional channel, we manage assets in a variety of investment styles for a variety of types of institutions, as well as the IGI Funds. The largest percentage of our clients hire us to act as subadviser for their branded products; they are typically domestic or foreign distributors of investment products who lack scale or the track record to manage internally, or choose to market multi-manager styles. Our subadvisory relationships accounted for more than 60% of the channel’s $7.8 billion in assets at the end of the first quarter in 2017. Our diverse client list also includes pension funds, Taft Hartley plans and endowments.

Company Developments

•

In January 2017, we launched the Ivy IG International Small Cap Fund in partnership with IG International Management Ltd. The fund seeks smaller-capitalization (less than $10 billion) companies outside North America that exhibit perceived growth at a reasonable price.

•

We continue the implementation of significant enhancements to our investment advisory programs and financial planning capabilities, referred to as “Project E.”  We believe that Project E positions the retail broker-dealer channel for long term competitiveness. The new platform moved us from a paper-based, labor intensive environment to one utilizing innovative brokerage platform technology, which we expect to enhance both advisor and back office efficiency.

•

In April 2016, the U.S. Department of Labor released its final rule (the “DOL Fiduciary Rule”) that, among other things, expands the scope of a “fiduciary” under the Employee Retirement Income Security Act of 1974, as amended, and Section 4975 of the Internal Revenue Code of 1986, as amended.  The final rule has been delayed 60 days from the original implementation date of April 10, 2017; phased implementation now set to begin June 9, 2017.  We anticipate a range of $8.0 to $12.0 million in implementation costs during 2017.

•

Our assets under management decreased 15% from $95.2 billion at March 31, 2016 to $81.1 billion at March 31, 2017 driven by net outflows of $22.4 billion, offset by market appreciation of $8.3 billion. Our average assets under management decreased 15% from $95.7 billion for the quarter ended March 31, 2016 to $81.4 billion for the quarter ended March 31, 2017.

•	During the first quarter of 2017, we returned $46.7 million of capital to shareholders through dividends and share repurchases, compared to $63.7 million in the same period in 2016.

•	Our balance sheet remains solid, and we ended the first quarter of 2017 with cash and investments of $870.8 million, excluding redeemable noncontrolling interests in consolidated sponsored funds.

•

In April 2017, we launched the Ivy Crossover Credit Fund, an actively managed strategy designed to provide exposure to both investment grade and non-investment grade fixed income securities. Additionally, we introduced five new index funds in partnership with ProShares Advisors LLC. Ivy ProShares S&P 500 Dividend Aristocrats Index Fund invests in S&P 500 companies with at least 25 years of consecutive dividend growth. Ivy ProShares Russell 2000 Dividend Growers Index Fund invests in small cap companies that have increased dividend payments for at least 10 consecutive years. Ivy ProShares MSCI ACWI Index Fund seeking to track MSCI ACWI performance. Ivy ProShares S&P 500 Bond Index Fund designed to track index of corporate bonds issued by S&P 500 companies. Ivy ProShares Interest Rate Hedged High Yield Index Fund invests in a diversified portfolio of high yield bonds with an interest-rate hedge using short Treasury futures to minimize the effects of rising rates.

Assets Under Management

During the first quarter of 2017, assets under management increased 0.7% to $81.1 billion from $80.5 billion at December 31, 2016 due to market appreciation of $3.9 billion, partially offset by net outflows of $3.4 billion.

Change in Assets Under Management (1)

	First Quarter 2017
	Retail
	Unaffiliated	Retail Broker-
	Distribution	Dealer	Institutional	Total
	(in millions)

Beginning Assets	$30,295	42,322	7,904	80,521

Sales (2)	1,799	978	142	2,919
Redemptions	(3,707)	(1,871)	(727)	(6,305)
Net Exchanges	236	(236)	—	—
Net Flows	(1,672)	(1,129)	(585)	(3,386)

Market Action	1,559	1,917	473	3,949
Ending Assets	$30,182	43,110	7,792	81,084

	First Quarter 2016
	Retail
	Unaffiliated	Retail Broker-
	Distribution	Dealer	Institutional	Total
	(in millions)

Beginning Assets	$45,641	43,344	15,414	104,399

Sales (2)	2,144	1,068	453	3,665
Redemptions	(7,680)	(1,197)	(1,068)	(9,945)
Net Exchanges	158	(172)	14	—
Net Flows	(5,378)	(301)	(601)	(6,280)

Market Action	(1,640)	(901)	(387)	(2,928)
Ending Assets	$38,623	42,142	14,426	95,191

(1)

Includes all activity of the Funds, the IGI Funds and institutional and separate accounts, including money market funds and transactions at net asset value, accounts for which we receive no commissions.

(2)	Primarily gross sales (net of sales commission), but also includes net reinvested dividends and capital gains and investment income.

Average Assets Under Management

Average assets under management, which are generally more indicative of trends in revenue for providing investment management services than the quarter over quarter change in ending assets under management, are presented below.

	First Quarter 2017
	Retail
	Unaffiliated	Retail Broker-
	Distribution	Dealer	Institutional	Total
	(in millions)

Asset Class:
Equity	$23,062	31,535	7,544	$62,141
Fixed Income	6,909	9,926	389	17,224
Money Market	118	1,951	—	2,069
Total	$30,089	43,412	7,933	$81,434

	First Quarter 2016
	Retail
	Unaffiliated	Retail Broker-
	Distribution	Dealer	Institutional	Total
	(in millions)

Asset Class:
Equity	$32,643	29,765	13,096	$75,504
Fixed Income	7,262	9,465	1,284	18,011
Money Market	188	2,030	—	2,218
Total	$40,093	41,260	14,380	$95,733

Results of Operations — Three Months Ended March 31, 2017 as Compared with Three Months Ended March 31, 2016

Net Income

	Three months ended
	March 31,
	2017	2016	Variance

Net income attributable to Waddell & Reed
Financial, Inc. (in thousands)	$33,056	36,968	(11)%
Earnings per share, basic and diluted	$0.39	0.45	(13)%
Operating Margin	18.4%	22.1%

Total Revenues

Total revenues decreased 12% to $286.6 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due primarily to a decrease in average assets under management of 15% driven by net outflows.

	Three months ended
	March 31,
	2017	2016	Variance
	(in thousands)
Investment management fees	$130,436	144,778	(10)%
Underwriting and distribution fees	128,831	146,658	(12)%
Shareholder service fees	27,297	32,380	(16)%
Total revenues	$286,564	323,816	(12)%

Investment Management Fee Revenues

Investment management fee revenues are earned by providing investment advisory services to the Funds, the IGI Funds and to institutional and separate accounts.  Investment management fee revenues for the first quarter of 2017 decreased $14.3 million, or 10%, from last year’s first quarter.  The following table summarizes investment management fee revenues, related average assets under management, fee waivers and investment management fee rates for the three months ended March 31, 2017 and 2016.

	Three months ended March 31,
	2017	2016	Variance
	(in thousands, except for management fee rate and average assets)
Retail investment management fees	$123,800	132,649	(7)%
Retail average assets (in millions)	73,501	81,353	(10)%
Retail management fee rate	0.6831%	0.6558%
Money market fee waivers	101	1,453	(93)%
Other fee waivers	1,466	1,123	31%
Total fee waivers	$1,567	2,576	(39)%
Institutional investment management fees	$6,636	12,129	(45)%
Institutional average assets (in millions)	7,933	14,380	(45)%
Institutional management fee rate	0.3634%	0.3392%

Revenues from investment management services provided to our retail mutual funds, which are distributed through the retail unaffiliated distribution and retail broker-dealer channels, decreased $8.8 million in the first quarter of 2017 compared to the first quarter of 2016.  For the period, investment management revenue declined less on a percentage basis than the related average assets under management due to an increase in the average management fee rate.  A mix-shift in the retail asset base has resulted in increased average management fee rates in 2017 compared to 2016.  Fee waivers for the Funds are recorded as an offset to investment management fees up to the amount of fees earned and were lower in the first quarter of 2017 compared to the comparable period in 2016 due to lower money market fee waivers as a result of the federal interest rate increases since January 2016.

Institutional account revenues in the first quarter of 2017 decreased $5.5 million compared to the first quarter of 2016.

	Annualized long-term redemption rates
	(excludes money market redemptions)
	Three months ended
	March 31,
	2017	2016
Retail Unaffiliated Distribution channel	50.5%	77.7%
Retail Broker-Dealer channel	15.1%	9.3%
Institutional channel	37.2%	29.9%
Total	30.5%	41.3%

The decreased redemption rate for the retail unaffiliated distribution channel was driven primarily by an improved redemption rate in the Asset Strategy funds.  Redemptions in the Asset Strategy funds represent approximately 25% of the retail unaffiliated distribution channel’s redemptions during the first quarter of 2017, reduced from almost 55% in the first quarter of 2016.  Prolonged redemptions in the retail unaffiliated distribution channel could negatively affect revenues in future periods.  The increased redemption rate in the retail broker-dealer channel is due to an increase in outflows related principally to the loss of certain advisors in the fourth quarter of 2016 and first quarter of 2017, and their subsequent reorienting of their assets to unaffiliated fund companies. In April of 2017, an institutional client notified us of its intent to redeem its $806 million position in our Domestic Large Cap Core strategy. Approximately $500 million was redeemed in April of 2017, with the balance intended to be redeemed before the end of the year.

Our overall current year-to-date redemption rate of 30.5% is higher than the current year-to-date industry average of approximately 28%, based on data from the Investment Company Institute.

Underwriting and Distribution Fee Revenues and Expenses

The following tables summarize our underwriting and distribution fee revenues and expenses segregated by distribution channel:

	First Quarter 2017
	Retail
	Unaffiliated	Retail Broker-
	Distribution	Dealer	Total
	(in thousands)

Revenue	$24,889	103,942	128,831
Expenses - Direct	(33,908)	(70,402)	(104,310)
Expenses - Indirect	(9,605)	(36,409)	(46,014)
Net Distribution Costs	$(18,624)	(2,869)	(21,493)

	First Quarter 2016
	Retail
	Unaffiliated	Retail Broker-
	Distribution	Dealer	Total
	(in thousands)

Revenue	$35,923	110,735	146,658
Expenses - Direct	(46,846)	(80,277)	(127,123)
Expenses - Indirect	(13,349)	(33,364)	(46,713)
Net Distribution Costs	$(24,272)	(2,906)	(27,178)

The following tables summarize the significant components of underwriting and distribution fee revenues segregated by distribution channel:

	First Quarter 2017
	Retail	Retail
	Unaffiliated	Broker-
	Distribution	Dealer	Total
	(in thousands)

Underwriting and distribution fee revenues
Rule 12b-1 service and distribution fees	$24,016	18,655	42,671
Fee-based asset allocation product revenues	—	56,756	56,756
Sales commissions on front-end load mutual fund and variable annuity products	447	14,326	14,773
Sales commissions on other products	—	7,237	7,237
Other revenues	426	6,968	7,394
Total	$24,889	103,942	128,831

	First Quarter 2016
	Retail	Retail
	Unaffiliated	Broker-
	Distribution	Dealer	Total
	(in thousands)

Underwriting and distribution fee revenues
Rule 12b-1 service and distribution fees	$34,572	27,366	61,938
Fee-based asset allocation product revenues	—	53,670	53,670
Sales commissions on front-end load mutual fund and variable annuity products	321	16,501	16,822
Sales commissions on other products	—	7,964	7,964
Other revenues	1,030	5,234	6,264
Total	$35,923	110,735	146,658

Underwriting and distribution revenues earned in the first quarter of 2017 decreased by $17.8 million, or 12%, compared to the first quarter of 2016 primarily driven by a decrease in Rule 12b-1 asset-based service and distribution fees across both channels of $19.3 million.  The decrease in Rule 12b-1 asset-based service and distribution fees is due to a decrease in average mutual fund assets under management for which we earn Rule 12b-1 revenues and the share class conversion in July 2016 from load-waived Class A shares previously offered in our advisory products to asset-based institutional share classes, which do not charge a Rule 12b-1 fee.

Underwriting and distribution expenses for the first quarter of 2017 decreased by $23.5 million, or 14%, compared to the first quarter of 2016.  Approximately 75% of Rule 12b-1 revenues earned are a pass-through to direct underwriting and distribution expenses.  Direct expenses in the retail unaffiliated distribution channel decreased by $12.9 million due to decreased average retail unaffiliated distribution assets under management of 25% and lower sales volume year over year, which resulted in lower dealer compensation, wholesaler commissions and Rule 12b-1 asset-based service and distribution expenses paid to third party distributors.  Direct expenses in the retail broker-dealer channel decreased $9.9 million in proportion to the decline in revenue.  Indirect expenses across both channels decreased $0.7 million, or 1%, compared to the first quarter of 2016.

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

During the first quarter of 2017, shareholder service fee revenue decreased $5.1 million, or 16%, compared to the first quarter of 2016 primarily due to a decrease in the number of accounts, causing a decrease in account-based fees.  The decrease in the number of accounts is a result of the share class conversion in July of 2016 from account-based, load-

waived Class A shares to asset-based, institutional share classes offered in our advisory programs. Partially offsetting the decrease, asset-based fees for the I, Y, R and N share classes increased $4.0 million, or 61%, compared to the first quarter of 2016.  Assets in the I, Y, R and N share classes of the Funds increased 64% from a quarterly average of $17.6 billion at March 31, 2016 to an average of $28.9 billion at March 31, 2017.

Total Operating Expenses

Operating expenses decreased $18.4 million, or 7%, in the first quarter of 2017 compared to the first quarter of 2016, primarily due to decreased underwriting and distribution expenses and compensation and related costs, partially offset by an increase in general and administrative costs. Underwriting and distribution expenses are discussed above.

	Three months ended
	March 31,
	2017	2016	Variance
	(in thousands)

Underwriting and distribution	$150,324	173,836	(14)%
Compensation and related costs	49,406	52,940	(7)%
General and administrative	25,724	19,152	34%
Subadvisory fees	2,697	2,093	29%
Depreciation	5,221	4,362	20%
Intangible asset impairment	600	—	NM
Total operating expenses	$233,972	252,383	(7)%

Compensation and Related Costs

Compensation and related costs during the first quarter of 2017 decreased $3.5 million, or 7%, compared to the first quarter of 2016.  The Company’s workforce was reduced by approximately 10% during the second quarter of 2016 causing a decrease in base salaries of $2.8 million, compared to the first quarter of 2016. Additionally, miscellaneous compensation was down $1.0 million from first quarter 2016. Partially offsetting the decrease, amortization of share-based compensation increased $0.6 million in the first quarter of 2017.

General and Administrative Costs

General and administrative expenses increased $6.6 million to $25.7 million for the first quarter of 2017 compared to the first quarter of 2016. The increase was mainly due to an increase in temporary office staff expense and increased consulting costs for implementation of the DOL Fiduciary Rule.

Subadvisory Fees

Subadvisory fees represent fees paid to other asset managers for providing advisory services for certain mutual fund portfolios. These expenses reduce our operating margin since we pay out approximately half of our management fee revenues received from subadvised products.

Gross management fee revenues for products subadvised by others for the first quarter of 2017 and 2016 were $4.3 million and $3.6 million, respectively.  Subadvisory expenses increased $0.6 million for the three months ended March 31, 2017 due to an increase in subadvised average assets of 21% and an increase in Ivy Apollo fund assets relative to other subadvised products. The overall management fee rate for subadvised products increased 0.3%, primarily due to the higher rate on Ivy Apollo funds compared to other subadvised funds.

Subadvised average assets under management at March 31, 2017 were $2.9 billion compared to an average of $2.4 billion at March 31, 2016.

Investment and Other Income (Loss) and Taxes

Investment and other income was $2.1 million for the three months ended March 31, 2017 compared to investment and other losses of $10.2 million for the same period in 2016.  Investment and Other Income increased $12.3 million due primarily to a significant loss on the sponsored investment portfolio in January 2016 prior to implementation of the hedging program.

Our effective income tax rate was 35.4% for the first quarter of 2017, as compared to 35.9% for the first quarter of 2016.  The Company has a deferred tax asset related to a capital loss carryforward that is available to offset current and future capital gains.  Further, the Company has deferred tax assets for unrealized losses in investment securities.  Due to the character of the losses and the limited carryforward permitted upon realization, the Company has a valuation allowance recorded against these deferred tax assets.  During the first quarter of 2017, increases in the fair value of the Company’s trading securities portfolio and realized capital gains on the sale of securities in the Company’s investment portfolios decreased the valuation allowance, thereby reducing income tax expense by $0.5 million.  During the first quarter of 2016, an increase in the fair value of equity method investments decreased the valuation allowance, thereby reducing income tax expense by $1.1 million.

The first quarter 2017 and 2016 effective income tax rates, removing the effects of the valuation allowance, would have been 36.4% and 37.8%, respectively.  The adjusted effective tax rate in the first quarter of 2017 was lower primarily due to the implementation of ASU 2016-09 on January 1, 2017, which requires prospective recognition of excess tax benefits of share-based payments through the income statement.  This new accounting standard will continue to create volatility in the Company’s effective tax rate in future quarters as dividends paid on unvested shares and fluctuations in the vesting price of restricted stock awards from the grant price will create excess tax benefits or tax shortfalls that will be recognized through the income statement in the quarter that they occur.  In the second quarter of 2017, the Company expects a tax shortfall from share-based payments of approximately $8.9 million, which will increase the second quarter effective tax rate.

The Company expects its future effective tax rate, exclusive of any increases or reductions to the valuation allowance, effects of share-based payments, state tax incentives, unanticipated state tax legislative changes, and unanticipated fluctuations in earnings to range from 37% to 39%.

Liquidity and Capital Resources

Our operations provide much of the cash necessary to fund our priorities, as follows:

•	Pay dividends

•	Finance internal growth

•	Repurchase our stock

Pay Dividends

We paid quarterly dividends on our Class A common stock that resulted in financing cash outflows of $38.8 million and $38.1 million for the first quarter of 2017 and 2016, respectively.  The Company’s Board of Directors approved a quarterly dividend on our Class A common stock of $0.46 per share that was paid on May 1, 2017 to stockholders of record as of April 10, 2017.

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

Repurchase Our Stock

We repurchased 476,882 shares and 1,125,671 shares of our Class A common stock in the open market or privately during the three months ended March 31, 2017 and 2016, respectively, resulting in cash outflows of $8.0 million and $25.6 million, respectively.

Operating Cash Flows

Cash from operations, our primary source of funds, increased $96.5 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.  The increase is primarily due to $67.2 million in seed investments that were made in the first quarter of 2016.

The payable to investment companies for securities, payable to customers and other receivables accounts can fluctuate significantly based on trading activity at the end of a reporting period.  Changes in these accounts resulted in a $28.0 million increase within cash from operations on the statement of cash flows; however, there is no impact to the Company’s liquidity and operations for the variances in these accounts.

During the first quarter of 2017, we contributed $10.0 million to our pension plan.  We do not expect to make additional contributions for the remainder of the year.

Investing Cash Flows

Investing activities consist primarily of the sales and purchases of sponsored funds classified as equity method and available for sale investments, as well as capital expenditures.  We expect our 2017 capital expenditures to be in the range of $15.0 to $25.0 million.

Financing Cash Flows

As noted previously, dividends and stock repurchases accounted for a majority of our financing cash outflows in the first three months of 2017 and 2016.

Future Capital Requirements

Management believes its available cash, marketable securities and expected cash flow from operations will be sufficient to fund its short-term operating and capital requirements during 2017. Expected short term uses of cash include dividend payments, interest on indebtedness and maturities of outstanding debt, income tax payments, seed money for new products, capital expenditures including those related to the Project E initiatives, share repurchases, payment of deferred commissions to independent W&R financial advisors and third parties, collateral funding for margin accounts established to support derivative positions, expenditures related to compliance with the DOL Fiduciary Rule, and home office leasehold and building improvements, and could include strategic acquisitions.

Expected long term capital requirements include interest on indebtedness and maturities of outstanding debt, operating leases and purchase obligations, and potential settlement of tax liabilities. Other possible long-term discretionary uses of cash could include capital expenditures for enhancement of technology infrastructure, strategic acquisitions, payment of dividends, income tax payments, seed money for new products, pension funding, repurchases of our common stock, and payment of upfront fund commissions for Class C shares and certain fee-based asset allocation products. We expect payment of upfront fund commissions for certain fee-based asset allocation products will decline in future years due to a change in the advisor compensation plan whereby a smaller population of advisors are eligible for upfront fund commissions on the sale of these products. Our strong balance sheet allows us some flexibility around our dividend as we evaluate the longer-term earnings power of the Company. We are also evaluating options for the upcoming maturity of $95.0 million in senior unsecured notes in 2018.

Critical Accounting Policies and Estimates

Management believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.  The Company’s critical accounting policies and estimates are disclosed in the “Critical Accounting Policies and Estimates” section of our Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”).

Supplemental Information

	First	First
	Quarter	Quarter
	2017	2016	Variance

Asset Manager (in millions)
Retail Unaffiliated Distribution
AUM	$30,182	38,623	(21.9)%
Net flows	$(1,672)	(5,378)	68.9%
Organic decay annualized	(22.1)%	(47.1)%
Redemption rate	50.5%	77.7%

Retail Broker-Dealer
AUM	$43,110	42,142	2.3%
Net flows	$(1,129)	(301)	(275.1)%
Organic decay annualized	(10.7)%	(2.8)%
Redemption rate	15.1%	9.3%

Institutional
AUM	$7,792	14,426	(46.0)%
Net flows	$(585)	(601)	(2.7)%
Organic decay annualized	(29.6)%	(15.6)%
Redemption rate	37.2%	29.9%

Broker-Dealer
AUA (1) (in billions)	$53.6	49.9	7.4%
AUA fee based accounts (in billions)	$19.1	17.4	9.8%
Number of advisors	1,662	1,803	(7.8)%
Advisor productivity (2) (in thousands)	$60.7	61.3	(1.0)%
U&D revenues (in thousands)	$103,942	110,735	(6.1)%

(1)	Assets under administration

(2)	Advisors’ productivity is calculated by dividing underwriting and distribution revenues for the retail broker-dealer channel by the average number of advisors during the period.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are primarily exposed to market risk associated with unfavorable movements in interest rates and securities prices.  The Company has had no material changes in its market risk policies or its market risk sensitive instruments and positions since December 31, 2016.  As further described in Note 4 to the unaudited consolidated financial statements, the Company has an economic hedge program that uses total return swap contracts to hedge market risk related to its investments in sponsored funds.

Item 4.Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2017, have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.

The Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Part II.Other Information

Item 1.Legal Proceedings

See Part I, Item 1, Notes to the Unaudited Consolidated Financial Statements, Note 11 – Contingencies, of this Quarter Report on Form 10-Q.

Item 1A.Risk Factors

The Company has had no material changes during the quarter to its Risk Factors from those previously reported in the Company’s 2016 Form 10-K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information about the shares of Class A common stock we repurchased during the first quarter of 2017.

			Total Number of	Maximum Number (or
			Shares	Approximate Dollar
			Purchased as	Value) of Shares That
	Total Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under The
Period	Purchased (1)	per Share	Program	Program
January 1 -January 31	—	$—	—	n/a	(1)
February 1 ‑ February 28	1,882	18.52	—	n/a	(1)
March 1 ‑ March 31	475,000	16.72	475,000	n/a	(1)
Total	476,882	$16.72	475,000

(1)

On August 31, 1998, we announced that our Board of Directors approved a program to repurchase shares of our common stock on the open market.  Under the repurchase program, we are authorized to repurchase, in any seven-day period, the greater of (i) 3% of our outstanding common stock or (ii) $50 million of our common stock.  We may repurchase our common stock in privately negotiated transactions or through the New York Stock Exchange, other national or regional market systems, electronic communication networks or alternative trading systems.  Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased.  Our Board of Directors reviewed and ratified the stock repurchase program in October 2012.  During the first quarter of 2017, 475,000 shares of our common stock were repurchased pursuant to the repurchase program and 1,882 shares were purchased in connection with funding employee income tax withholding obligations arising from the vesting of restricted shares.

Item 6.Exhibits

31.1*	Section 302 Certification of Chief Executive Officer

31.2*	Section 302 Certification of Chief Financial Officer

32.1**	Section 906 Certification of Chief Executive Officer

32.2**	Section 906 Certification of Chief Financial Officer

101*

Materials from the Waddell & Reed Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Unaudited Consolidated Financial Statements, tagged in detail.

*     Filed herewith

**   Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 5th day of May 2017.

WADDELL & REED FINANCIAL, INC.

By:	/s/ Philip J. Sanders
Chief Executive Officer, Chief Investment Officer and Director
(Principal Executive Officer)

By:	/s/ Brent K. Bloss
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/ Benjamin R. Clouse
Vice President and Chief Accounting Officer
(Principal Accounting Officer)