Form 10-Q
period 2017-06-30
WADDELL & REED FINANCIAL INC
filed 2017-08-04
CIK 1052100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Class	Outstanding as of July 28, 2017
Class A common stock, $.01 par value	83,591,353

WADDELL & REED FINANCIAL, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

Quarter Ended June 30, 2017

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	June 30,
	2017	December 31,
	(Unaudited)	2016
Assets:
Cash and cash equivalents	$427,939	555,102
Cash and cash equivalents - restricted	38,298	31,137
Investment securities	501,827	328,750
Receivables:
Funds and separate accounts	21,187	27,181
Customers and other	99,272	128,095
Prepaid expenses and other current assets	23,810	21,574
Total current assets	1,112,333	1,091,839

Property and equipment, net	95,455	102,449
Goodwill and identifiable intangible assets	147,069	148,569
Deferred income taxes	32,928	31,430
Other non-current assets	24,541	31,985
Total assets	$1,412,326	1,406,272

Liabilities:
Accounts payable	$28,590	28,023
Payable to investment companies for securities	63,967	53,691
Payable to third party brokers	24,363	31,735
Payable to customers	38,699	82,918
Short-term notes payable	94,945	—
Accrued compensation	40,198	41,672
Other current liabilities	96,133	58,939
Total current liabilities	386,895	296,978

Long-term debt	94,747	189,605
Accrued pension and postretirement costs	31,959	38,379
Other non-current liabilities	25,839	26,655
Total liabilities	539,440	551,617

Commitments and contingencies

Redeemable noncontrolling interests	28,718	10,653

Stockholders’ equity:
Preferred stock—$1.00 par value: 5,000 shares authorized; none issued	—	—
Class A Common stock—$0.01 par value: 250,000 shares authorized; 99,701 shares issued; 83,598 shares outstanding (83,118 at December 31, 2016)	997	997
Additional paid-in capital	282,576	291,908
Retained earnings	1,112,697	1,135,694
Cost of 16,103 common shares in treasury (16,583 at December 31, 2016)	(505,120)	(531,268)
Accumulated other comprehensive loss	(46,982)	(53,329)
Total stockholders’ equity	844,168	844,002

Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,412,326	1,406,272

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited, in thousands, except for per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016

Revenues:
Investment management fees	$130,878	140,880	$261,314	285,658
Underwriting and distribution fees	128,776	146,312	257,607	292,970
Shareholder service fees	27,003	32,016	54,300	64,396
Total	286,657	319,208	573,221	643,024

Operating expenses:
Underwriting and distribution	151,119	181,245	301,443	355,081
Compensation and related costs (including share-based compensation of $14,054, $12,625, $28,239 and $26,147, respectively)	47,224	58,341	96,630	111,281
General and administrative	28,153	19,276	53,877	38,428
Subadvisory fees	3,194	2,325	5,891	4,418
Depreciation	5,175	4,260	10,396	8,622
Intangible asset impairment	900	—	1,500	—
Total	235,765	265,447	469,737	517,830

Operating income	50,892	53,761	103,484	125,194
Investment and other income (loss)	2,021	687	4,150	(9,531)
Interest expense	(2,788)	(2,776)	(5,574)	(5,544)

Income before provision for income taxes	50,125	51,672	102,060	110,119
Provision for income taxes	26,162	18,101	44,561	39,079
Net income	23,963	33,571	57,499	71,040
Net income (loss) attributable to redeemable noncontrolling interests	656	(124)	1,136	377
Net income attributable to Waddell & Reed Financial, Inc.	$23,307	33,695	$56,363	70,663

Net income per share attributable to Waddell and Reed Financial, Inc. common shareholders, basic and diluted:	$0.28	0.41	$0.67	0.86

Weighted average shares outstanding, basic and diluted:	83,611	82,947	83,843	82,526

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016

Net income	$23,963	33,571	$57,499	71,040

Other comprehensive income:

Unrealized appreciation of available for sale investment securities during the period, net of income tax benefit of $192, $0, $1,673, and $0, respectively	1,235	1,884	4,834	1,960

Pension and postretirement benefit, net of income tax expense of $429, $566, $894, and $1,185, respectively	727	960	1,513	2,037

Comprehensive income	25,925	36,415	63,846	75,037
Comprehensive income (loss) attributable to redeemable noncontrolling interests	656	(124)	1,136	377
Comprehensive income attributable to Waddell & Reed Financial, Inc.	$25,269	36,539	$62,710	74,660

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity and Redeemable Noncontrolling Interests

For the Six Months Ended June 30, 2017

(Unaudited, in thousands)

						Accumulated		Redeemable
			Additional			Other	Total	Non
	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’	Controlling
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity	interest
Balance at December 31, 2016	99,701	$997	291,908	1,135,694	(531,268)	(53,329)	844,002	10,653
Adoption of share-based compensation guidance on January 1, 2017	—	—	3,504	(2,200)	—	—	1,304	—
Net income	—	—	—	56,363	—	—	56,363	1,136
Net subscription of redeemable noncontrolling interests in sponsored funds	—	—	—	—	—	—	—	16,929
Recognition of equity compensation	—	—	25,325	297	—	—	25,622	—
Net issuance/forfeiture of nonvested shares	—	—	(38,161)		38,161		—	—
Dividends accrued, $0.92 per share	—	—	—	(77,457)	—	—	(77,457)	—
Repurchase of common stock	—	—	—	—	(12,013)	—	(12,013)	—
Other comprehensive income	—	—	—	—	—	6,347	6,347	—
Balance at June 30, 2017	99,701	$997	282,576	1,112,697	(505,120)	(46,982)	844,168	28,718

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the six months ended June 30,
	2017	2016

Cash flows from operating activities:
Net income	$57,499	71,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,396	8,627
Amortization of deferred sales commissions	2,675	19,661
Share-based compensation	25,622	26,147
Investments gain, net	(4,662)	(8,560)
Net purchases of trading securities	(15,613)	(24,996)
Net change in trading securities held by consolidated sponsored funds	(114,407)	(45,455)
Other	2,388	(908)
Changes in assets and liabilities:
Cash and cash equivalents - restricted	(7,161)	33,680
Customer and other receivables	28,823	54,004
Payable to investment companies for securities and payable to customers	(33,943)	(100,595)
Receivables from funds and separate accounts	5,994	8,309
Other assets	1,600	6,560
Accounts payable and payable to third party brokers	(6,805)	(22,852)
Other liabilities	10,332	(6,216)
Net cash provided by operating activities	$(37,262)	18,446

Cash flows from investing activities:
Purchases of available for sale and equity method securities	(28,881)	(104)
Proceeds from sales of available for sale and equity method securities	14,917	17,986
Additions to property and equipment	(3,704)	(9,265)
Net cash of sponsored funds on consolidation	—	6,887
Other	—	(196)
Net cash (used in) provided by investing activities	$(17,668)	15,308

Cash flows from financing activities:
Dividends paid	(77,236)	(76,616)
Repurchase of common stock	(12,013)	(47,461)
Net subscriptions, (redemptions, distributions and deconsolidations) of redeemable noncontrolling interests in sponsored funds	16,929	(2,224)
Other	87	1,510
Net cash used in financing activities	$(72,233)	(124,791)

Net decrease in cash and cash equivalents	(127,163)	(91,037)
Cash and cash equivalents at beginning of period	555,102	558,495
Cash and cash equivalents at end of period	$427,939	467,458

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.Description of Business and Significant Accounting Policies

Waddell & Reed Financial, Inc. and Subsidiaries

Waddell & Reed Financial, Inc. (hereinafter referred to as the “Company,” “we,” “our” or “us”) is a holding company, incorporated in the state of Delaware in 1981, that conducts business through its subsidiaries. Founded in 1937, we are one of the oldest mutual fund complexes in the United States, having introduced the Waddell & Reed Advisors group of mutual funds (the “Advisors Funds”) in 1940. Over time, we added additional mutual funds: Ivy Funds (the “Ivy Funds”); Ivy Variable Insurance Portfolios, our variable product offering (“Ivy VIP”); InvestEd Portfolios, our 529 college savings plan (“InvestEd”); Ivy High Income Opportunities Fund, a closed-end mutual fund (“IVH”); and the Ivy Global Investors Société d’Investissement à Capital Variable (the “SICAV”) and its Ivy Global Investors sub‑funds (the “IGI Funds”), an undertaking for the collective investment in transferable securities (“UCITS”). In 2016, we introduced the Ivy NextShares® exchange-traded managed funds (“Ivy NextShares”). In April of 2017, we launched index funds in partnership with ProShares® Advisors LLC (“Ivy ProShares”) (collectively, the Advisors Funds, Ivy Funds, Ivy VIP, InvestEd, IVH, Ivy NextShares and Ivy ProShares are referred to as the “Funds”). As of June 30, 2017, we had $80.4 billion in assets under management.

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

The accompanying unaudited consolidated financial statements are prepared consistent with the accounting policies described in Note 1 to the consolidated financial statements included in our 2016 Form 10-K with the exception of the adoption of Accounting Standards Update (“ASU”) 2016-09, “Improvements to Employee Share-Based Payment Accounting,” effective January 1, 2017.  As required by this ASU, excess tax benefits and tax shortfalls resulting from share-based compensation are recognized as income tax benefit or expense in the income statement on a prospective basis.  Additionally, excess tax benefits or shortfalls recognized on share-based compensation are classified as an operating activity in the statement of cash flows.  The Company has applied this provision prospectively, and thus, the prior period presented in the statement of cash flows has not been adjusted.  This ASU allows entities to withhold shares issued during the settlement of a stock award or option, as a means of meeting minimum tax withholding due by the employee, in an amount up to the employees’ maximum individual tax rate in the relevant jurisdiction without resulting in a liability classification of the award. The value of the withheld shares is then remitted by the Company in cash to the taxing authorities on the employees’ behalf. The Company’s historical policy to withhold shares equivalent to the minimum individual tax rate is consistent with the thresholds meeting the classification of an equity award and, therefore, a retrospective classification adjustment was not required. This ASU requires that all cash payments made to taxing authorities on the employees’ behalf for withheld shares be presented as financing activities on the statement of cash flows. As this requirement is consistent with the Company’s historical accounting policy, a retrospective adjustment to presentation of the statement of cash flows was not required. This standard also allows for the option to account for forfeitures as they occur when determining the amount of share-based compensation expense to be recognized, rather than estimating expected forfeitures over the course of a vesting period.  The Company elected to account for forfeitures as they occur.  The net cumulative effect to the Company from the adoption of this ASU was an increase to additional paid-in capital of $3.5 million, a reduction to retained earnings of $2.2 million and an increase to the non-current deferred tax asset of $1.3 million as of January 1, 2017.

In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only a normal and recurring nature) necessary to present fairly our financial position at June 30, 2017, and the results of operations and cash flows for the six months ended June 30, 2017 and 2016 in conformity with accounting principles generally accepted in the United States.

2.New Accounting Guidance

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  This standard also specifies the accounting for certain costs to obtain or fulfill a contract with a customer.  This ASU will supersede much of the existing revenue recognition guidance in accounting principles generally accepted in the United States and is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period; early application is permitted for the first interim period within annual reporting periods, beginning after December 15, 2016.  This ASU permits the use of either the retrospective or cumulative effect transition method.  The Company has assessed its revenue streams to identify contracts that are subject to the requirements of the new standard.  The Company plans to review the identified contracts and while we have not identified material changes in the timing of revenue recognition, we continue to evaluate the quantitative impact the ASU will have on the consolidated financial statements and related disclosures.

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

In May 2017, FASB issued ASU 2017-09, “Compensation-Stock Compensation: Scope of Modification Accounting.”  This ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC 718, “Compensation – Stock Compensation Topic.”  This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. We are evaluating the estimated impact the adoption of this ASU will have on our consolidated financial statements and related disclosures.

3.Investment Securities

Investment securities at June 30, 2017 and December 31, 2016 are as follows:

	June 30,	December 31,
	2017	2016
	(in thousands)
Available for sale securities:
Certificates of deposit	$10,001	—
Commercial paper	4,985	—
Corporate bonds	34,147	—
Sponsored funds	145,937	122,806
Sponsored privately offered funds	—	570
Total available for sale securities	195,070	123,376
Trading securities:
Mortgage-backed securities	12	13
Corporate bonds	16,098	—
Common stock	110	101
Consolidated sponsored funds	215,116	145,710
Sponsored funds	30,945	29,541
Sponsored privately offered funds	631	—
Total trading securities	262,912	175,365
Equity method securities:
Sponsored funds	40,154	26,775
Sponsored privately offered funds	3,691	3,234
Total equity method securities	43,845	30,009
Total securities	$501,827	328,750

Certificates of deposit, commercial paper and corporate bonds accounted for as available for sale and held as of June 30, 2017 mature as follows:

	Amortized
	cost	Fair value
	(in thousands)
Within one year	$24,008	24,007
After one year but within five years	20,140	20,126
After 10 years	5,000	5,000
	$49,148	49,133

Mortgage-backed securities and corporate bonds accounted for as trading and held as of June 30, 2017 mature as follows:

Fair value
(in thousands)
Within one year	$6,014
After one year but within five years	10,089
After five years but within 10 years	7
$16,110

The following is a summary of the gross unrealized gains (losses) related to securities classified as available for sale at June 30, 2017:

	Amortized	Unrealized	Unrealized
	cost	gains	losses	Fair value
	(in thousands)
Available for sale securities:
Certificates of deposit	$10,000	2	(1)	10,001
Commercial paper	4,981	4	—	4,985
Corporate bonds	34,166	1	(20)	34,147
Sponsored funds	149,078	1,630	(4,771)	145,937
	$198,225	1,637	(4,792)	195,070

The following is a summary of the gross unrealized gains (losses) related to securities classified as available for sale at December 31, 2016:

	Amortized	Unrealized	Unrealized
	cost	gains	losses	Fair value
	(in thousands)
Available for sale securities:
Sponsored funds	$129,427	828	(7,449)	122,806
Sponsored privately offered funds	265	305	—	570
	$129,692	1,133	(7,449)	123,376

A summary of available for sale investment securities with fair values below carrying values at June 30, 2017 and December 31, 2016 is as follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
June 30, 2017	Fair value	losses	Fair value	losses	Fair value	losses
	(in thousands)
Certificates of deposit	$4,999	(1)	—	—	4,999	(1)
Corporate bonds	24,146	(20)	—	—	24,146	(20)
Sponsored funds	33,506	(1,190)	35,900	(3,581)	69,406	(4,771)
	$62,651	(1,211)	35,900	(3,581)	98,551	(4,792)

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
December 31, 2016	Fair value	losses	Fair value	losses	Fair value	losses
(in thousands)
Sponsored funds	$71,051	(1,834)	34,182	(5,615)	105,233	(7,449)

Based upon our assessment of these investment securities, the time frame the investments have been in a loss position and our intent to hold the investment securities until they have recovered, we determined that a write-down was not necessary at June 30, 2017.

Sponsored Funds

The Company has classified its investments in the Ivy Funds, Ivy Nextshares, Ivy ProShares and IGI Funds as either trading, equity method investments (when the Company owns between 20% and 50% of the fund) or as available for sale investments (when the Company owns less than 20% of the fund).  These entities do not meet the criteria of a variable interest entity (“VIE”) and are considered to be voting interest entities (“VOE”). The Company has determined the Ivy Funds, Ivy NextShares and Ivy ProShares are VOEs because the structure of the investment products is such that the voting rights held by the equity holders provide for equality among equity investors.  The Company has determined that the IGI Funds are VOEs as their legal structure and the powers of their equity investors prevent the IGI Funds from meeting characteristics of being a VIE.

Sponsored Privately Offered Funds

The Company holds interests in privately offered funds structured in the form of limited liability companies.  The members of these entities have the substantive ability to remove the Company as managing member or dissolve the entity upon a simple majority vote.  These entities do not meet the criteria of a VIE and are considered to be VOEs.

Consolidated Sponsored Funds

The following table details the balances related to consolidated sponsored funds at June 30, 2017, and at December 31, 2016, as well as the Company’s net interest in these funds:

	June 30,	December 31,
	2017	2016
	(in thousands)
Cash	$3,706	6,885
Investments	215,116	145,710
Other assets	7,847	763
Other liabilities	(6,800)	(390)
Redeemable noncontrolling interests	(28,718)	(10,653)
Net interest in consolidated sponsored funds	$191,151	142,315

During the six months ended June 30, 2017, we consolidated certain of the Ivy Funds, Ivy NextShares and Ivy ProShares in which we provided initial seed capital at the time of the funds’ formation. When we no longer have a controlling financial interest in a sponsored fund, it is deconsolidated from our consolidated financial statements.  During the first six months of 2017, we closed three IGI Funds and deconsolidated three Ivy ProShares, as we no longer have a controlling interest in the funds. Accordingly, we deconsolidated $2.6 million from cash and cash equivalents, $7.3 million from investments and $9.9 million from redeemable noncontrolling interests. Four IGI Funds remain consolidated as of June 30, 2017. There was no impact to the consolidated statements of income as a result of the closures and deconsolidations, as the funds were carried at fair value.

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

The following tables summarize our investment securities as of June 30, 2017 and December 31, 2016 that are recognized in our consolidated balance sheets using fair value measurements based on the differing levels of inputs.

June 30, 2017	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
	(in thousands)
Available for sale securities:
Certificates of deposit	$—	10,001	—	—	10,001
Commercial paper	—	4,985	—	—	4,985
Corporate bonds	—	34,147	—	—	34,147
Sponsored funds	145,937	—	—	—	145,937
Trading securities:
Mortgage-backed securities	—	12	—	—	12
Corporate bonds	—	16,098	—		16,098
Common stock	110	—	—	—	110
Consolidated sponsored funds	132,187	82,929	—	—	215,116
Sponsored funds	30,945	—	—	—	30,945
Sponsored privately offered funds measured at net asset value (1)	—	—	—	631	631
Equity method securities: (2)
Sponsored funds	40,154	—	—	—	40,154
Sponsored privately offered funds measured at net asset value (1)	—	—	—	3,691	3,691
Total	$349,333	148,172	—	4,322	501,827

December 31, 2016	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
	(in thousands)
Available for sale securities:
Sponsored funds	$122,806	—	—	—	122,806
Sponsored privately offered funds measured at net asset value (1)	—	—	—	570	570
Trading securities:
Mortgage-backed securities	—	13	—	—	13
Common stock	101	—	—	—	101
Consolidated sponsored funds	100,847	44,863	—	—	145,710
Sponsored funds	29,541	—	—	—	29,541
Equity method securities: (2)
Sponsored funds	26,775	—	—	—	26,775
Sponsored privately offered funds measured at net asset value (1)	—	—	—	3,234	3,234
Total	$280,070	44,876	—	3,804	328,750

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

4.Derivative Financial Instruments

In 2016, the Company implemented an economic hedge program that uses total return swap contracts to hedge market risk with its investments in certain sponsored funds.  As of June 30, 2017, we had 99% of our investments in sponsored funds, excluding our available for sale portfolio, hedged, 89% of which were hedged with total return swap contracts.  Certain of the consolidated sponsored funds may utilize derivative financial instruments within their portfolios in pursuit of their stated investment objectives.  We do not hedge for speculative purposes.

Excluding derivative financial instruments held in certain consolidated sponsored funds, the Company was party to eight total return swap contracts with a combined notional value of $238.2 million and $160.2 million as of June 30, 2017 and December 31, 2016, respectively. These derivative financial instruments are not designated as hedges for accounting purposes.  Changes in fair value of the total return swap contracts are recognized in investment and other income (loss), net on the Company’s consolidated statement of income.

The Company posted $8.3 million and $7.1 million in cash collateral with the counterparties of the total return swap contracts as of June 30, 2017 and December 31, 2016, respectively.  The cash collateral is included in customers and other receivables on the Company’s consolidated balance sheet.  The Company does not record its fair value in derivative transactions against the posted collateral.

The following table presents the fair value of the derivative financial instruments, excluding derivative financial instruments held in certain consolidated sponsored funds as of June 30, 2017 and December 31, 2016:

		June 30,	December 31,
		2017	2016
	Balance sheet
	location	Fair value	Fair value
		(in thousands)
Total return swap contracts	Other assets, (Other current liabilities)	$884	(475)

The following is a summary of net losses recognized in Income for the three and six months ended June 30, 2017 and June 30, 2016:

		Three months ended		Six months ended
	Income statement	June 30,		June 30,
	location	2017	2016	2017	2016
		(in thousands)		(in thousands)
Total return swap contracts	Investment and other (loss)	$(7,421)	(6,707)	(18,466)	(21,929)

5.Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of purchase price over the tangible assets and identifiable intangible assets of an acquired business.  Our goodwill is not deductible for tax purposes.  Goodwill and identifiable intangible assets (all considered indefinite lived) at June 30, 2017 and December 31, 2016 are as follows:

	June 30,	December 31,
	2017	2016
	(in thousands)
Goodwill	$106,970	106,970

Mutual fund management advisory contracts	38,699	38,699
Mutual fund management subadvisory contract	1,200	2,700
Other	200	200
Total identifiable intangible assets	40,099	41,599

Total	$147,069	148,569

6.Indebtedness

Debt is reported at its carrying amount in the consolidated balance sheet.  The fair value of the Company’s senior unsecured notes maturing January 13, 2018 is $96.4 million at June 30, 2017 compared to the carrying value net of debt issuance costs of $94.9 million, which is listed under short-term notes payable in the consolidated balance sheet. The fair value of the Company’s senior unsecured notes maturing January 13, 2021 is $102.9 million at June 30, 2017 compared to the carrying value net of debt issuance costs of $94.7 million, which is listed under long-term debt in the consolidated balance sheet.  Fair value is calculated based on Level 2 inputs.

7.Income Tax Uncertainties

As of January 1, 2017 and June 30, 2017, the Company had unrecognized tax benefits, including penalties and interest, of $11.5 million ($8.4 million net of federal benefit) and $12.3 million ($9.0 million net of federal benefit), respectively, that, if recognized, would impact the Company’s effective tax rate.  In the accompanying consolidated balance sheet, unrecognized tax benefits that are not expected to be settled within the next 12 months are included in other current liabilities; unrecognized tax benefits that are expected to be settled within the next 12 months are included in other non-current liabilities; unrecognized tax benefits that reduce a net operating loss, similar tax loss, or tax credit carryforward are presented as a reduction to non-current deferred income taxes.

The Company’s accounting policy with respect to interest and penalties related to income tax uncertainties is to classify these amounts as income taxes.  As of January 1, 2017, the total amount of accrued interest and penalties related to uncertain tax positions recognized in the consolidated balance sheet was $3.8 million ($3.1 million net of federal benefit).  The total amount of penalties and interest, net of federal benefit, related to income tax uncertainties recognized in the statement of income for the six month period ended June 30, 2017 was $0.3 million.  The total amount of accrued penalties and interest related to uncertain tax positions at June 30, 2017 of $4.2 million ($3.4 million net of federal benefit) is included as a reduction to non-current Deferred income taxes described above.

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

8.Pension Plan and Postretirement Benefits Other Than Pension

We provide a noncontributory retirement plan that covers substantially all employees and certain vested employees of our former parent company (the “Pension Plan”).  Benefits payable under the Pension Plan are based on employees’ years of service and compensation during the final 10 years of employment. On July 26, 2017, the Compensation Committee of the Company’s Board of Directors approved an amendment to freeze the Pension Plan effective September 30, 2017.  After September 30, 2017, participants in the Pension Plan will not accrue additional benefits for future service or compensation. Participants will retain benefits accumulated as of September 30, 2017 in accordance with the terms of the Pension Plan.  During the first six months of 2017, we contributed $10.0 million to the Pension Plan.

We also sponsor an unfunded defined benefit postretirement medical plan that previously covered substantially all employees, as well as financial advisors licensed with Waddell & Reed, Inc.  The medical plan is contributory with participant contributions adjusted annually. The medical plan does not provide for benefits after age 65 with the exception of a small group of employees that were grandfathered when such plan was established. During the third quarter of 2016, the Company amended this plan to discontinue the availability of coverage for any individuals who retire after December 31, 2016.

The components of net periodic pension and other postretirement costs related to these plans were as follows:

			Other				Other
	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	Three months ended June 30,		Three months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016	2017	2016	2017	2016
	(in thousands)				(in thousands)
Components of net periodic benefit cost:
Service cost	2,683	3,106	—	185	5,409	6,099	—	370
Interest cost	1,604	2,277	14	92	3,258	4,716	29	184
Expected return on plan assets	(2,558)	(3,427)	—	—	(5,117)	(6,963)	—	—
Actuarial (gain) loss amortization	1,169	1,469	(45)	(38)	2,434	3,107	(90)	(77)
Prior service cost (credit) amortization	31	93	(1)	1	62	187	(2)	2
Transition obligation amortization	1	1	—	—	2	2	—	—

Total (1)	$2,930	3,519	(32)	240	6,048	7,148	(63)	479

(1)

For the three months ended June 30, 2017, $1.8 million and $1.1 million of net periodic pension and other postretirement benefit costs were included in compensation and related costs and underwriting and distribution expense, respectively.  For the six months ended June 30, 2017, $3.7 million and $2.3 million of net periodic pension and other postretirement benefit costs were included in compensation and related costs and underwriting and distribution expense, respectively.

9.Stockholders’ Equity

Earnings per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)

Net income attributable to Waddell & Reed Financial, Inc.	$23,307	33,695	$56,363	70,663

Weighted average shares outstanding, basic and diluted	83,611	82,947	83,843	82,526

Earnings per share, basic and diluted	$0.28	0.41	$0.67	0.86

Dividends

On April 27, 2017, the Board of Directors approved a dividend on our common stock in the amount of $0.46 per share to stockholders of record on July 11, 2017 paid on August 1, 2017. The total dividend paid was approximately $38.5 million and was included in other current liabilities as of June 30, 2017.

Common Stock Repurchases

The Board of Directors has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including issuing shares to employees in our stock-based compensation programs.

There were 237,472 shares and 1,075,826 shares repurchased in the open market or privately during the three months ended June 30, 2017 and 2016, respectively, which includes 237,472 shares and 300,826 shares, respectively, repurchased from employees who tendered shares to cover their minimum income tax withholdings with respect to vesting of stock awards during these same reporting periods. There were 714,354 shares and 2,201,497 shares repurchased in the open market or privately during the six months ended June 30, 2017 and 2016, respectively, which includes 239,354 shares and 304,497 shares, respectively, repurchased from employees who tendered shares to cover their minimum income tax withholdings with respect to the vesting of stock awards during each of these two reporting periods.

Accumulated Other Comprehensive Loss

The following tables summarize other comprehensive loss activity for the three months ended June 30, 2017 and June 30, 2016.

		Change in
		valuation
		allowance for
		unrealized	Pension and	Total
	Unrealized	gains	postretirement	accumulated
	gains (losses)	(losses) on	benefits	other
	on investment	investment	unrealized	comprehensive
Three months ended June 30, 2017	securities	securities	gains (losses)	income (loss)
	(in thousands)
Balance at March 31, 2017	$(2,641)	(1,120)	(45,183)	(48,944)
Other comprehensive income before reclassification	722	619	—	1,341
Amount reclassified from accumulated other comprehensive income (loss)	(67)	(39)	727	621
Net current period other comprehensive income	655	580	727	1,962
Balance at June 30, 2017	$(1,986)	$(540)	(44,456)	(46,982)

		Change in
		valuation
		allowance for
		unrealized	Pension and	Total
	Unrealized	gains	postretirement	accumulated
	gains (losses)	(losses) on	benefits	other
	on investment	investment	unrealized	comprehensive
Three months ended June 30, 2016	securities	securities	gains (losses)	income (loss)
	(in thousands)
Balance at March 31, 2016	$(3,682)	(3,211)	(53,459)	(60,352)
Other comprehensive income before reclassification	1,554	919	—	2,473
Amount reclassified from accumulated other comprehensive income (loss)	(370)	(219)	960	371
Net current period other comprehensive income	1,184	700	960	2,844
Balance at June 30, 2016	$(2,498)	$(2,511)	(52,499)	(57,508)

		Change in
		valuation
		allowance for
		unrealized	Pension and	Total
	Unrealized	gains	postretirement	accumulated
	gains (losses)	(losses) on	benefits	other
	on investment	investment	unrealized	comprehensive
Six months ended June 30, 2017	securities	securities	gains (losses)	income (loss)
	(in thousands)
Balance at December 31, 2016	$(3,972)	(3,388)	(45,969)	(53,329)
Other comprehensive income before reclassification	2,145	2,942	—	5,087
Amount reclassified from accumulated other comprehensive income (loss)	(159)	(94)	1,513	1,260
Net current period other comprehensive income	1,986	2,848	1,513	6,347
Balance at June 30, 2017	$(1,986)	$(540)	(44,456)	(46,982)

		Change in
		valuation
		allowance for
		unrealized	Pension and	Total
	Unrealized	gains	postretirement	accumulated
	(gains) losses	(losses) on	benefits	other
	on investment	investment	unrealized	comprehensive
Six months ended June 30, 2016	securities	securities	gains (losses)	income (loss)
	(in thousands)
Balance at December 31, 2015	$(3,729)	(3,240)	(54,536)	(61,505)
Other comprehensive income before reclassification	1,550	917	—	2,467
Amount reclassified from accumulated other comprehensive income (loss)	(319)	(188)	2,037	1,530
Net current period other comprehensive income	1,231	729	2,037	3,997
Balance at June 30, 2016	$(2,498)	$(2,511)	(52,499)	(57,508)

Reclassifications from accumulated other comprehensive loss and included in net income are summarized in the tables that follow.

	For the three months ended June 30, 2017
		Tax
		(expense)
	Pre-tax	benefit	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Sponsored funds investment gains	$106	(39)	67	Investment and other income (loss)
Valuation allowance	—	39	39	Provision for income taxes
Amortization of pension and postretirement benefits	(1,156)	429	(727)	Underwriting and distribution expense and Compensation and related costs
Total	$(1,050)	429	(621)

	For the three months ended June 30, 2016
		Tax
		(expense)
	Pre-tax	benefit	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Sponsored funds investment gains	$589	(219)	370	Investment and other income (loss)
Valuation allowance	—	219	219	Provision for income taxes
Amortization of pension and postretirement benefits	(1,526)	566	(960)	Underwriting and distribution expense and Compensation and related costs
Total	$(937)	566	(371)

	For the six months ended June 30, 2017
		Tax
		(expense)
	Pre-tax	benefit	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Sponsored funds investment gains	$253	(94)	159	Investment and other income (loss)
Valuation allowance	—	94	94	Provision for income taxes
Amortization of pension and postretirement benefits	(2,407)	894	(1,513)	Underwriting and distribution expense and Compensation and related costs
Total	$(2,154)	894	(1,260)

	For the six months ended June 30, 2016
		Tax
		(expense)
	Pre-tax	benefit	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Sponsored funds investment gains	$508	(189)	319	Investment and other income (loss)
Valuation allowance	—	188	188	Provision for income taxes
Amortization of pension and postretirement benefits	(3,222)	1,185	(2,037)	Underwriting and distribution expense and Compensation and related costs
Total	$(2,714)	1,184	(1,530)

10.Contingencies

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

In an action filed on April 18, 2016 in the District Court of Johnson County, Kansas, Hieu Phan and Audrey Ohman v. Ivy Investment Management Company, et. al. (Case No. I6CV02338 Div. 4), two individuals who allegedly purchased shares of two affiliated registered investment companies (mutual funds) for which two of the Company’s subsidiaries provide investment management services filed a putative derivative action on behalf of the two nominal defendant affiliated mutual fund trusts alleging breach of fiduciary duty and breach of contract claims relating to investments held in the affiliated mutual funds by the Company's registered investment adviser subsidiaries, the two nominal defendant trusts, the current trustees and three retired trustees of the nominal defendant trusts, and an officer of the Company (who plaintiffs subsequently voluntarily dismissed).  On behalf of the nominal defendant trusts, plaintiffs seek monetary damages and demand a jury trial.  On April 6, 2017, the court granted one of the nominal defendant trust’s motion to dismiss the claims of plaintiff Ohman for lack of standing, without leave to amend.  On May 2, 2017, the remaining nominal defendant filed a motion to stay the litigation pending the investigation and recommendation of special litigation committees of each of the nominal defendant trusts, a special committee of independent trustees established by the board of each trust and empowered to, among other things, investigate the claims alleged in the complaint; examine, and make recommendations to the board of trustees regarding, the merits of such alleged claims; and to make a recommendation to the court concerning the proper resolution of the litigation.  On June 13, 2017, the court granted a 60-day stay until August 12, 2017.  Trial is currently set for July 16, 2018 through August 10, 2018, although there can be no assurance that the trial will take place on those dates. The Company denies that any of its subsidiaries breached their fiduciary duties to, or committed a breach of the investment management agreement with, the nominal defendant trusts.  To date, only limited preliminary discovery has taken place.

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

In an action filed on June 23, 2017 and amended on June 26, 2017 in the U.S. District Court for the District of Kansas, Schapker v. Waddell & Reed Financial, Inc., et al, (Case No. 17-2365 D. Kan.), Stacy Schapker, a participant in the Company’s 401(k) and Thrift Plan, as amended and restated (the “401(k) Plan”), filed a lawsuit against the Company, the Company’s Board of Directors, the Administrative Committee of the 401(k) Plan, and unnamed Jane and John Doe Defendants 1-25.  The amended complaint, which is filed on behalf of the 401(k) Plan and a proposed class of 401(k) Plan participants, purports to assert claims for breach of fiduciary duty and prohibited transactions under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) based on the 401(k) Plan’s offering of investments managed by the Company or its affiliates from June 23, 2011 to present.  The amended complaint seeks, among other things, an order compelling the disgorgement of fees paid to the Company and its affiliates by the 401(k) Plan and the restoration of losses to the 401(k) Plan arising from defendants alleged ERISA violations, attorneys’ fees and other injunctive and equitable relief.  The Company believes the allegations are without merit and intends to vigorously defend this matter.

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

One of our distinctive qualities is that we distribute our investment products through a balanced distribution network. Our retail products are distributed through our retail unaffiliated distribution channel, or through our retail broker-dealer channel and independent Waddell and Reed, Inc. (“W&R”) financial advisors. Through our institutional channel, we distribute a variety of investment styles for a variety of clients.

Through our retail unaffiliated distribution channel, we distribute mutual funds through broker-dealers, registered investment advisers and various retirement platforms through a team of external, internal and hybrid wholesalers, as well as a team dedicated to national accounts.

In our retail broker-dealer channel, 1,581 independent W&R financial advisors located throughout the United States provide financial advice for retirement, education funding, estate planning and other financial needs for clients. A distinguishing aspect of this channel is its low redemption rate, which can be attributed to the personal and customized nature in which W&R advisors provide service to clients by focusing on meeting their long term financial objectives; this, in turn, leads to a more stable asset base for the channel.

Through our institutional channel, we manage assets in a variety of investment styles for a variety of types of institutions, as well as the IGI Funds. The largest percentage of our clients hire us to act as subadviser for their branded products; they are typically domestic or foreign distributors of investment products who lack scale or the track record to manage internally, or choose to market multi-manager styles. Our subadvisory relationships accounted for approximately 60% of the channel’s $7.0 billion in assets at the end of the second quarter in 2017. Our diverse client list also includes pension funds, Taft Hartley plans and endowments.

Company Developments

•

We announced an actionable plan around four strategic pillars that is estimated to add $30 million to $40 million, on a run-rate basis, to pre-tax income over the next 18 to 24 months. The plan includes strengthening our investment management resources, processes and results; reinvigorating our product line and sales; continuing the evolution of our broker-dealer to a self-sustaining, fully competitive and profitable entity; and making investments in support of our evolving business model, while improving efficiency.

•

In April 2017, we launched the Ivy Crossover Credit Fund, an actively managed strategy designed to provide exposure to both investment grade and non-investment grade fixed income securities. Additionally, we introduced five new index funds in partnership with ProShares Advisors LLC. Ivy ProShares S&P 500 Dividend Aristocrats Index Fund invests in S&P 500 companies with at least 25 years of consecutive dividend growth. Ivy ProShares Russell 2000 Dividend Growers Index Fund invests in small cap companies that have increased dividend payments for at least 10 consecutive years. Ivy ProShares MSCI ACWI Index Fund seeks to track MSCI ACWI performance. Ivy ProShares S&P 500 Bond Index Fund is designed to track index of corporate bonds issued by S&P 500 companies. Ivy ProShares Interest Rate Hedged High Yield Index Fund invests in a diversified portfolio of high yield bonds with an interest-rate hedge using short Treasury futures to minimize the effects of rising rates.

•

In May 2017, we launched the Ivy PineBridge High Yield Fund in partnership with PineBridge Investments. The fund seeks to provide total return through a combination of high current income and capital appreciation, primarily by investing in a diversified portfolio of high-yield, high risk fixed income securities from both U.S. and foreign issuers. Additionally, the Waddell & Reed Asset Strategy Fund was renamed Waddell & Reed Advisors Wilshire Global Allocation Fund and the investment strategy was changed to operate as a “fund-of-funds” that allocates assets among a diverse group of affiliated equity and fixed income mutual funds with both domestic and foreign investments. Wilshire Associates, Inc. sub-advises a portion of the fund consisting of the multi asset segment, which invests in affiliated mutual funds.

•

We continue the implementation of significant enhancements to our investment advisory programs and financial planning capabilities, referred to as “Project E.”  In May 2017, we launched MAP Navigator, an open architecture advisory program. In July 2017, we launched the retooled SPA program, partnering with Wilshire Associates, Inc. to develop five proprietary investment models consisting of Advisors and Ivy funds. We believe that Project E positions the retail broker-dealer channel for long-term competitiveness. The new platform moved us from a paper-based, labor intensive environment to one utilizing innovative brokerage platform technology, which we expect to enhance both advisor and back office efficiency.

•

In April 2016, the U.S. Department of Labor released its final rule (the “DOL Fiduciary Rule”) that, among other things, expands the scope of a “fiduciary” under the ERISA and Section 4975 of the Internal Revenue Code of 1986, as amended.  The DOL issued a 60-day delay of the original April 10, 2017 implementation date; phased implementation began on June 9, 2017.  We anticipate a range of $7.0 to $9.0 million in implementation costs during 2017.

•

During the second quarter of 2017, assets under management decreased 0.9% to $80.4 billion from $81.1 billion at March 31, 2017 due to net outflows of $2.5 billion, partially offset by market appreciation of $1.8 billion. Our assets under management decreased 7% from $86.5 billion at June 30, 2016 to $80.4 billion at June 30, 2017 driven by net outflows of $15.1 billion, offset by market appreciation of $9.0 billion. Our average assets under management decreased 11% from $90.8 billion for the quarter ended June 30, 2016 to $80.6 billion for the quarter ended June 30, 2017.

•	During the second quarter of 2017, we returned $42.5 million of capital to shareholders through dividends and share repurchases, compared to $60.4 million in the same period in 2016.

•

Our balance sheet remains solid and we ended the second quarter of 2017 with cash and investments of $870.2 million, excluding redeemable noncontrolling interests in consolidated sponsored funds and unsettled investment activity.

•

In the second quarter of 2017, the Company recognized a tax shortfall from share-based payments of $8.9 million, which increased the effective tax rate due to the implementation of ASU 2016-09 on January 1, 2017. This accounting standard requires prospective recognition of excess tax benefits or tax shortfalls of share-based payments through the income statement and creates volatility in the Company’s effective tax rate as the tax effects of share-based payments will be recognized through the income statement in the quarter in which they occur.

Assets Under Management

During the second quarter of 2017, assets under management decreased 0.9% to $80.4 billion from $81.1 billion at March 31, 2017 due to net outflows of $2.5 billion, partially offset by market appreciation of $1.8 billion.

Change in Assets Under Management (1)

	Second Quarter 2017
	Retail
	Unaffiliated	Retail Broker-
	Distribution	Dealer	Institutional	Total
	(in millions)

Beginning Assets	$30,182	43,110	7,792	81,084

Sales (2)	2,080	1,142	78	3,300
Redemptions	(2,886)	(1,812)	(1,057)	(5,755)
Net Exchanges	235	(241)	6	—
Net Flows	(571)	(911)	(973)	(2,455)

Market Action	696	885	217	1,798
Ending Assets	$30,307	43,084	7,036	80,427

	Second Quarter 2016
	Retail
	Unaffiliated	Retail Broker-
	Distribution	Dealer	Institutional	Total
	(in millions)

Beginning Assets	$38,623	42,142	14,426	95,191

Sales (2)	1,526	1,094	190	2,810
Redemptions	(5,543)	(1,329)	(5,699)	(12,571)
Net Exchanges	127	(163)	36	—
Net Flows	(3,890)	(398)	(5,473)	(9,761)

Market Action	464	517	40	1,021
Ending Assets	$35,197	42,261	8,993	86,451

Assets under management remained relatively stable at $80.5 billion at December 31, 2016 and $80.4 billion at June 30, 2017 as outflows of $5.8 billion were offset by market appreciation of $5.7 billion.

	Year to Date 2017
	Retail
	Unaffiliated	Retail Broker
	Distribution	Dealer	Institutional	Total
	(in millions)

Beginning Assets	$30,295	42,322	7,904	80,521

Sales (2)	3,879	2,119	222	6,220
Redemptions	(6,593)	(3,682)	(1,786)	(12,061)
Net Exchanges	471	(477)	6	—
Net Flows	(2,243)	(2,040)	(1,558)	(5,841)

Market Action	2,255	2,802	690	5,747
Ending Assets	$30,307	43,084	7,036	80,427

	Year to Date 2016
	Retail
	Unaffiliated	Retail Broker
	Distribution	Dealer	Institutional	Total
	(in millions)

Beginning Assets	$45,641	43,344	15,414	104,399

Sales (2)	3,671	2,161	643	6,475
Redemptions	(13,224)	(2,525)	(6,767)	(22,516)
Net Exchanges	285	(335)	50	—
Net Flows	(9,268)	(699)	(6,074)	(16,041)

Market Action	(1,176)	(384)	(347)	(1,907)
Ending Assets	$35,197	42,261	8,993	86,451

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

	Second Quarter 2017
	Retail
	Unaffiliated	Retail Broker-
	Distribution	Dealer	Institutional	Total
	(in millions)

Asset Class:
Equity	$23,224	31,134	6,855	$61,213
Fixed Income	6,836	10,239	375	17,450
Money Market	103	1,878	—	1,981
Total	$30,163	43,251	7,230	$80,644

	Second Quarter 2016
	Retail
	Unaffiliated	Retail Broker-
	Distribution	Dealer	Institutional	Total
	(in millions)

Asset Class:
Equity	$29,049	30,860	10,891	$70,800
Fixed Income	7,397	9,791	631	17,819
Money Market	168	2,010	—	2,178
Total	$36,614	42,661	11,522	$90,797

	Year to Date 2017
	Retail
	Unaffiliated	Retail Broker-
	Distribution	Dealer	Institutional	Total
	(in millions)

Asset Class:
Equity	$23,144	31,333	7,198	$61,675
Fixed Income	6,872	10,084	382	17,338
Money Market	110	1,914	—	2,024
Total	$30,126	43,331	7,580	$81,037

	Year to Date 2016
	Retail
	Unaffiliated	Retail Broker-
	Distribution	Dealer	Institutional	Total
	(in millions)

Asset Class:
Equity	$30,846	30,312	11,994	$73,152
Fixed Income	7,329	9,628	958	17,915
Money Market	178	2,020	—	2,198
Total	$38,353	41,960	12,952	$93,265

Results of Operations — Three and Six Months Ended June 30, 2017 as Compared with Three and Six Months Ended June 30, 2016

Net Income

	Three months ended
	June 30,
	2017	2016	Variance

Net income attributable to Waddell & Reed
Financial, Inc. (in thousands)	$23,307	33,695	(31)%
Earnings per share, basic and diluted	$0.28	0.41	(32)%
Operating Margin	17.8%	16.8%

	Six months ended
	June 30,		Variance
	2017	2016

Net income attributable to Waddell & Reed
Financial, Inc. (in thousands)	$56,363	70,663	(20)%
Earnings per share, basic and diluted	$0.67	0.86	(22)%
Operating Margin	18.1%	19.5%

Total Revenues

Total revenues decreased 10% to $286.7 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to a decrease in average assets under management of 11% driven by net outflows. For the six months ended June 30, 2017, Total revenues decreased $69.8 million, or 11%, compared to the same period in the prior year due to a decrease in average assets under management of 13% driven primarily by net outflows and to a lesser extent the share class conversion in July 2016.

	Three months ended
	June 30,
	2017	2016	Variance
	(in thousands)
Investment management fees	$130,878	140,880	(7)%
Underwriting and distribution fees	128,776	146,312	(12)%
Shareholder service fees	27,003	32,016	(16)%
Total revenues	$286,657	319,208	(10)%

	Six months ended
	June 30,
	2017	2016	Variance

	(in thousands)
Investment management fees	$261,314	285,658	(9)%
Underwriting and distribution fees	257,607	292,970	(12)%
Shareholder service fees	54,300	64,396	(16)%
Total revenues	$573,221	643,024	(11)%

Investment Management Fee Revenues

Investment management fee revenues are earned by providing investment advisory services to the Funds, the IGI Funds and to institutional and separate accounts.  Investment management fee revenues for the second quarter of 2017 decreased $10.0 million, or 7%, from last year’s second quarter. For the six month period ended June 30, 2017, investment management fee revenues decreased $24.3 million, or 9%, compared to the same period in 2016.  During July of 2017, documentation was filed to merge nine Advisors Funds into Ivy Fund counterparts. The Company intends to recommend that the mutual fund Board of Trustees approve the merger of the remaining Advisors Funds into Ivy Funds.   Assuming necessary approvals are received, these mergers are expected to close in early 2018.  Thereafter, the Company anticipates investment management fee revenue in 2018 will decrease between $10 million and $11 million.  The following table summarizes investment management fee revenues, related average assets under management, fee waivers and investment management fee rates for the three and six months ended June 30, 2017 and 2016.

	Three months ended June 30,
	2017	2016	Variance
	(in thousands, except for management fee rate and average assets)
Retail investment management fees	$124,686	131,307	(5)%
Retail average assets (in millions)	73,414	79,275	(7)%
Retail management fee rate	0.6812%	0.6662%
Money market fee waivers	86	932	(91)%
Other fee waivers	2,536	983	158%
Total fee waivers	$2,622	1,915	37%
Institutional investment management fees	$6,192	9,573	(35)%
Institutional average assets (in millions)	7,230	11,523	(37)%
Institutional management fee rate	0.3679%	0.3483%

	Six months ended June 30,
	2017	2016	Variance
	(in thousands, except for management fee rate and average assets)
Retail investment management fees	$248,486	264,070	(6)%
Retail average assets (in millions)	73,457	80,314	(9)%
Retail management fee rate	0.6822%	0.6612%
Money market fee waivers	187	2,385	(92)%
Other fee waivers	4,002	2,106	90%
Total fee waivers	$4,189	4,491	(7)%
Institutional investment management fees	$12,828	21,588	(41)%
Institutional average assets (in millions)	7,580	12,952	(41)%
Institutional management fee rate	0.3655%	0.3484%

Revenues from investment management services provided to our affiliated retail mutual funds, which are distributed through the retail unaffiliated distribution and retail broker-dealer channels, decreased $6.6 million in the second quarter of 2017 compared to the second quarter of 2016. For the six months ended June 30, 2017, revenues from investment management services provided to our affiliated retail mutual funds decreased $15.6 million, compared to the first six months of 2016.  For both comparative periods, affiliated investment management revenue in the retail channel declined less on a percentage basis than the related average assets under management due to an increase in the average management fee rate.  A mix-shift in the retail asset base has resulted in increased average management fee rates in 2017 compared to 2016.  Fee waivers for the Funds are recorded as an offset to investment management fees up to the amount of fees earned. Money market fee waivers for three and six months ending June 30, 2017 were lower compared to the same period in 2016 due to federal interest rate increases.  Other fee waivers have increased during both periods due to certain Funds increasing fee waivers to maintain expense ratios, and the launching of new Funds.

Institutional account revenues in the second quarter of 2017 decreased $3.4 million compared to the second quarter of 2016. For the six month period ended June 30, 2017, institutional account revenues decreased $8.8 million compared to the same period in 2016.

	Annualized long-term redemption rates
	(excludes money market redemptions)
	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Retail Unaffiliated Distribution channel	39.2%	61.3%	44.8%	69.9%
Retail Broker-Dealer channel	14.7%	10.5%	14.9%	9.9%
Institutional channel	58.7%	198.9%	47.5%	105.1%
Total	27.9%	55.6%	29.2%	48.3%

The decreased redemption rate for both periods in the retail unaffiliated distribution channel was driven primarily by improved redemption rates in the Ivy Asset Strategy Fund, Ivy VIP Asset Strategy Fund and Waddell & Reed Advisors Asset Strategy Fund (prior to being renamed in May 2017) (the “Asset Strategy funds”).  Redemptions in the Asset Strategy funds represent approximately 23% of the retail unaffiliated distribution channel’s redemptions during the second quarter of 2017, reduced from 45% in the second quarter of 2016. For the six months ended June 30, 2017, redemptions in the Asset Strategy funds represented approximately 24% of the retail unaffiliated distribution channel’s redemptions, which was reduced from 51% during the same period in 2016.  Prolonged redemptions in the retail unaffiliated distribution channel could negatively affect revenues in future periods.  The increased redemption rate for both periods in the retail broker-dealer channel is due to an increase in outflows related principally to the loss of certain advisors in the fourth quarter of 2016 and first quarter of 2017, and the subsequent reorienting of assets to unaffiliated fund companies. We expect the launch of MAP Navigator, an open architecture advisory product, to increase pressure on redemption rates in the retail broker-dealer channel moving forward as advisory clients transfer assets to unaffiliated funds. In the institutional channel, a client notified us in April of 2017 of its intent to redeem its $806 million position in our domestic large cap core strategy. Approximately $500 million was redeemed in April of 2017 with the balance intended to be redeemed before the end of the year.

Our overall current year-to-date redemption rate of 29.2% is higher than the current year-to-date industry average of approximately 24.8%, based on data from the Investment Company Institute.

Underwriting and Distribution Fee Revenues and Expenses

The following tables summarize our underwriting and distribution fee revenues and expenses segregated by distribution channel:

	Second Quarter 2017
	Retail
	Unaffiliated	Retail Broker-
	Distribution	Dealer	Total
	(in thousands)

Revenue	$23,524	105,252	128,776
Expenses - Direct	(32,998)	(72,110)	(105,108)
Expenses - Indirect	(10,123)	(35,888)	(46,011)
Net Distribution Costs	$(19,597)	(2,746)	(22,343)

	Second Quarter 2016
	Retail
	Unaffiliated	Retail Broker-
	Distribution	Dealer	Total
	(in thousands)

Revenue	$32,510	113,802	146,312
Expenses - Direct	(42,452)	(87,740)	(130,192)
Expenses - Indirect	(14,939)	(36,114)	(51,053)
Net Distribution Costs	$(24,881)	(10,052)	(34,933)

	Year to Date 2017
	Retail
	Unaffiliated	Retail Broker-
	Distribution	Dealer	Total
	(in thousands)

Revenue	$48,413	209,194	257,607
Expenses - Direct	(66,906)	(142,512)	(209,418)
Expenses - Indirect	(19,728)	(72,297)	(92,025)
Net Distribution (Costs)/Excess	$(38,221)	(5,615)	(43,836)

	Year to Date 2016
	Retail
	Unaffiliated	Retail Broker-
	Distribution	Dealer	Total
	(in thousands)

Revenue	$68,433	224,537	292,970
Expenses - Direct	(89,298)	(168,017)	(257,315)
Expenses - Indirect	(28,288)	(69,478)	(97,766)
Net Distribution (Costs)/Excess	$(49,153)	(12,958)	(62,111)

The following tables summarize the significant components of underwriting and distribution fee revenues segregated by distribution channel:

	Second Quarter 2017
	Retail	Retail
	Unaffiliated	Broker-
	Distribution	Dealer	Total
	(in thousands)

Underwriting and distribution fee revenues
Rule 12b-1 service and distribution fees	$22,852	18,863	41,715
Fee-based asset allocation product revenues	—	58,313	58,313
Sales commissions on front-end load mutual fund and variable annuity products	319	14,529	14,848
Sales commissions on other products	—	8,460	8,460
Other revenues	353	5,087	5,440
Total	$23,524	105,252	128,776

	Second Quarter 2016
	Retail	Retail
	Unaffiliated	Broker-
	Distribution	Dealer	Total
	(in thousands)

Underwriting and distribution fee revenues
Rule 12b-1 service and distribution fees	$31,590	27,739	59,329
Fee-based asset allocation product revenues	—	55,486	55,486
Sales commissions on front-end load mutual fund and variable annuity products	190	17,352	17,542
Sales commissions on other products	—	8,029	8,029
Other revenues	730	5,196	5,926
Total	$32,510	113,802	146,312

	Year to Date 2017
	Retail	Retail
	Unaffiliated	Broker-
	Distribution	Dealer	Total
	(in thousands)

Underwriting and distribution fee revenues
Rule 12b-1 service and distribution fees	$46,869	37,518	84,387
Fee-based asset allocation product revenues	—	115,069	115,069
Sales commissions on front-end load mutual fund and variable annuity products	765	28,855	29,620
Sales commissions on other products	—	15,697	15,697
Other revenues	779	12,055	12,834
Total	$48,413	209,194	257,607

	Year to Date 2016
	Retail	Retail
	Unaffiliated	Broker-
	Distribution	Dealer	Total
	(in thousands)

Underwriting and distribution fee revenues
Rule 12b-1 service and distribution fees	$66,162	55,105	121,267
Fee-based asset allocation product revenues	—	109,156	109,156
Sales commissions on front-end load mutual fund and variable annuity products	511	33,853	34,364
Sales commissions on other products	—	15,993	15,993
Other revenues	1,760	10,430	12,190
Total	$68,433	224,537	292,970

Underwriting and distribution revenues earned in the second quarter of 2017 decreased by $17.5 million, or 12%, compared to the second quarter of 2016 primarily driven by a decrease in Rule 12b-1 asset-based service and distribution fees across both channels of $17.6 million.  The decrease in Rule 12b-1 asset-based service and distribution fees is due to a decrease in average mutual fund assets under management for which we earn Rule 12b-1 revenues and the share class conversion in July 2016 from load-waived Class A shares previously offered in our advisory products to asset-based institutional share classes, which do not charge a Rule 12b-1 fee.

For the six months ended June 30, 2017, underwriting and distribution revenues decreased $35.4 million, or 12%, compared with the six months ended June 30, 2016.  Rule 12b-1 asset based service and distribution fees across both channels decreased $36.9 million, or 30%, compared to the first six months of 2016, driven by a decrease in average mutual fund assets under management for which we earn Rule 12b‑1 revenues and the share conversion.  In addition, revenues from fee-based asset allocation products in our retail broker-dealer channel, increased $5.9 million, or 5%, offset by a decrease in sales load and commission revenues of $5.0 million, or 10%, compared to the prior year.

Underwriting and distribution expenses for the second quarter of 2017 decreased by $30.1 million, or 17%, compared to the second quarter of 2016.  Approximately 75% of Rule 12b-1 revenues earned are a pass-through to direct underwriting and distribution expenses.  Direct expenses in the retail unaffiliated distribution channel decreased by $9.5 million due to decreased average retail unaffiliated distribution assets under management of 18% and Rule 12b-1 asset-based service and distribution expenses paid to third party distributors.  Direct expense in the retail broker-dealer channel declined in proportion to the decline in revenue, except for a decrease in deferred acquisition expense of $9.2 million primarily due to a share class conversion in our advisory products occurring in July of 2016. Indirect expenses in the retail unaffiliated distribution channel decreased $4.8 million, or 32%, due to a decrease in compensation resulting from a sales force restructuring in 2016 and a decrease in computer services and software expenses.

For the six months ended June 30, 2017, underwriting and distribution expenses decreased by $53.6 million, or 15%, compared to the first six months of 2016.  Direct expenses in the retail unaffiliated distribution channel decreased by $22.4 million due to decreased average retail unaffiliated distribution assets under management of 21% and lower sales volume year over year, which resulted in lower dealer compensation, commissions and Rule 12b-1 asset-based service and distribution expenses paid to third party distributors. Direct expense in the retail broker-dealer channel declined in proportion to the decline in revenue, except for a decrease in deferred acquisition expense of $13.3 million due to a share class conversion in our advisory products occurring in July of 2016.  Indirect expenses in the retail unaffiliated distribution channel during the six months ended June 30, 2017 decreased $8.6 million, or 30%, compared with the six months ended June 30, 2016 due to decreased employee compensation and benefits of $3.6 million related to a workforce reduction in 2016, a $3.0 million decline in computer services and software expenses and lower advertising expenses and sales meeting costs.  Indirect costs in the retail broker-dealer channel included Project E implementation costs of $1.9 million and $2.7 million during the six months ended June 30, 2017 and 2016 respectively.

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

During the second quarter of 2017, shareholder service fee revenue decreased $5.0 million, or 16%, compared to the second quarter of 2016 primarily due to a decrease in the number of accounts, causing a decrease in account-based fees of $9.8 million, or 47%.  The decrease in the number of accounts is a result of the share class conversion in July of 2016 from account-based, load-waived Class A shares to asset-based, institutional share classes offered in our advisory programs. Partially offsetting the decrease, asset-based fees for the I, Y, R and N share classes increased $4.9 million, or 81%, compared to the second quarter of 2016.  Assets in the I, Y, R and N share classes of the Funds increased 86% from a quarterly average of $16.5 billion at June 30, 2016 to an average of $30.7 billion at June 30, 2017.  For the six month period ended June 30, 2017, compared to the six month period ended June 30, 2016, shareholder service fee revenue decreased $10.1 million due to a decrease in the number of accounts, causing a decrease in account-based fees of $18.8 million, or 45%. Asset-based fees during the six months ended June 30, 2017 for the I, Y, R and R6 share classes for the Funds increased $8.8 million, or 71%. Assets in the I, Y, R and R6 share classes of the Funds increased 74% from an average of $17.1 billion at June 30, 2016 to an average of $29.8 billion at June 30, 2017.

Total Operating Expenses

Operating expenses decreased $29.7 million, or 11%, in the second quarter of 2017 compared to the second quarter of 2016, primarily due to decreased underwriting and distribution expenses and compensation and related costs, partially offset by an increase in general and administrative costs. For the six months ended June 30, 2017, operating expenses decreased $48.1 million, or 9%, compared to the first six months of 2016, primarily due to decreased underwriting and distribution expenses and compensation and related costs, which were partially offset by an increase in general and administrative costs. Underwriting and distribution expenses are discussed above.

	Three months ended
	June 30,
	2017	2016	Variance
	(in thousands)

Underwriting and distribution	$151,119	181,245	(17)%
Compensation and related costs	47,224	58,341	(19)%
General and administrative	28,153	19,276	46%
Subadvisory fees	3,194	2,325	37%
Depreciation	5,175	4,260	21%
Intangible asset impairment	900	—	N/M
Total operating expenses	$235,765	265,447	(11)%

	Six months ended
	June 30,
	2017	2016	Variance

	(in thousands)

Underwriting and distribution	$301,443	355,081	(15)%
Compensation and related costs	96,630	111,281	(13)%
General and administrative	53,877	38,428	40%
Subadvisory fees	5,891	4,418	33%
Depreciation	10,396	8,622	21%
Intangible asset impairment	1,500	—	N/M
Total operating expenses	$469,737	517,830	(9)%

Compensation and Related Costs

Compensation and related costs during the second quarter of 2017 decreased $11.1 million, or 19%, compared to the second quarter of 2016.  The Company’s workforce was reduced by approximately 10% during the second quarter of 2016 resulting in a $9.6 million restructuring charge and causing a decrease in base salaries of $1.3 million compared to the second quarter of 2016. Partially offsetting the decrease, amortization of share-based compensation increased $1.4 million in the second quarter of 2017.

For the six months ended June 30, 2017, compensation and related costs decreased $14.7 million, or 13%, compared to the first six months of 2016. The decrease of $9.6 million related to the workforce reduction restructuring charge and $4.1 million lower base compensation were the primary contributors.

In July 2017, the Company made the decision to freeze the defined benefit pension plan at the end of September 2017. The Company will provide eligible employees on December 31, 2017 with a one-time transition contribution to their 401(k) accounts. The net one-time impact of these changes will result in elevated compensation expenses of approximately $3.0 million in the fourth quarter of 2017. The Company anticipates annual savings of $12.0 million from freezing the defined benefit pension plan beginning in 2018, affecting compensation and related costs and underwriting and distribution expenses.

General and Administrative Costs

General and administrative expenses increased $8.9 million to $28.2 million for the second quarter of 2017 compared to the second quarter of 2016. The increase was mainly due to an increase in temporary staff expense and increased consulting costs for implementation of the DOL Fiduciary Rule. Computer services and software expenses and fund related expenses, including start-up costs, also contributed to the increase.

For the six months ended June 30, 2017, general and administrative expenses increased $15.4 million to $53.9 million compared to the same period in 2016. Increased temporary staff expense and consulting costs for implementation of the DOL Fiduciary Rule, computer services and software expenses and fund related expenses, including start-up costs, drove the increase in expenses. Decreased dealer service expense partly offset the increase in other general and administrative costs.

Subadvisory Fees

Subadvisory fees are paid to other asset managers for providing advisory services for certain mutual fund portfolios. These expenses reduce our operating margin since we pay out approximately half of our management fee revenues received from subadvised products.

Subadvisory expenses for the second quarter of 2017 and 2016 were $3.2 million and $2.3 million, respectively. Subadvisory expenses increased $0.9 million for the quarter ended June 30, 2017 compared to the second quarter of 2016 due to an increase in subadvised average assets of 94% as well as the launch of the Ivy Proshares funds and name and investment operation change of the Advisors Wilshire Global Allocation fund.  Subadvisory expenses increased $1.5 million for the six month period ended June 30, 2017 compared to the same period in 2016 due to an increase in subadvised average assets of 101%.

Subadvised average assets under management at June 30, 2017 were $5.0 billion compared to an average of $2.5 billion at June 30, 2016.

Investment and Other Income (Loss) and Taxes

Investment and other income was $2.0 million for the three months ended June 30, 2017 compared to $0.7 million for the same period in 2016. In the second quarter of 2017, we recognized $1.9 million in dividend and interest income, and gains on the sales of sponsored funds held as available for sale and other income. The second quarter of 2017 also included $1.3 million of gains attributable to noncontrolling interests in sponsored funds for the period in which the Company held majority ownership. Gains were offset by $1.2 million of net losses related to our seed capital investment and associated hedges. During the second quarter of 2016, we recognized $2.5 million of net losses related to our seed capital investments and associated hedges, offset by $2.0 million in dividend and interest income and $0.6 million in realized gains on the sales of sponsored funds held as available for sale. The second quarter of 2016 included $0.4 million of gains attributable to noncontrolling interests in sponsored funds for the period in which the Company held majority ownership.

Investment and other income was $4.2 million for the six months ended June 30, 2017, compared to investment and other losses of $9.5 million in the same period in 2016.  The majority of the income in the first six months of 2017 related to $2.6 million in interest and dividend income and $2.3 million of gains attributable to noncontrolling interests in sponsored funds for the period in which the Company held majority ownership.  Offsetting this income were $1.5 million in net losses related to our seed capital investment and associated hedges. For the six months ended June 30, 2016, we recognized $9.6 million of unrealized losses related to our portfolio prior to executing total return swap contracts.  With our hedge program implemented, we recognized an additional $5.0 million of net losses related to our seed capital investments and associated hedges for the remainder of the first six months of 2016.  The six months ended June 30, 2016 also included $3.0 million in dividend and interest income and $1.2 million of gains attributable to noncontrolling interests in sponsored funds for the period in which the Company held majority ownership.

At the end of the second quarter of 2017, we implemented a laddered investment portfolio to optimize the return on our cash, and estimate the portfolio to generate approximately $5.0 million in incremental investment income on an annual basis depending on the interest rate environment and the demand for seed capital for new products.

Our effective income tax rate was 52.2% for the second quarter of 2017, as compared to 35.0% for the second quarter of 2016.  Upon implementation of ASU 2016-09 “Improvements to Employee Share-Based Payment Accounting,” the tax consequences of share-based payment accounting (excess tax benefits and shortfalls) are recorded through the income tax provision in the statement of income. The second quarter of 2017 included a tax charge of $8.9 million related to a tax shortfall associated with the reduction in value of restricted stock from issuance to vesting, which increased the effective tax rate.  Prior to adoption of this ASU in first quarter of 2017, the tax impacts associated with the change in value of share-based payment awards were recorded through additional paid-in capital.

The Company has a deferred tax asset related to a capital loss carryforward that is available to offset current and future capital gains.  Further, the Company has deferred tax assets for unrealized losses in investment securities.  Due to the character of the losses and the limited carryforward permitted upon realization, the Company has a valuation allowance recorded against these deferred tax assets.  During the second quarter of 2017 and 2016, increases in the fair value of the Company’s investment portfolios as well as realized capital gains on securities classified as available for sale decreased the valuation allowance and thereby reduced income tax expense by $1.7 million and $1.8 million, respectively.

Our effective income tax rate was 43.7% for the six months ended June 30, 2017, as compared to 35.5% for the six months ended June 30, 2016.  In 2017, the Company recognized a tax shortfall in excess of tax benefits from share-based payments of $8.2 million, which increased the effective tax rate.  During 2017 and 2016, increases in the fair value of the Company’s investment portfolios as well as realized capital gains on securities classified as available for sale decreased the valuation allowance and thereby reduced income tax expense by $2.2 million and $2.9 million, respectively.

The Company expects there to be volatility in our effective tax rate in future periods as the stock-based compensation benefits now recognized in our tax provision will be impacted by market fluctuations in our stock price as well as changes in our investment portfolios that are driven by the market.

Liquidity and Capital Resources

Our operations provide much of the cash necessary to fund our priorities, as follows:

•	Pay dividends

•	Finance internal growth

•	Repurchase our stock

Pay Dividends

We paid quarterly dividends on our Class A common stock that resulted in financing cash outflows of $77.2 million and $76.6 million for the first six months of 2017 and 2016, respectively.  The Company’s Board of Directors approved a quarterly dividend on our Class A common stock of $0.46 per share that was paid on August 1, 2017 to stockholders of record as of July 11, 2017.

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

Repurchase Our Stock

We repurchased 714,354 shares and 2,201,497 shares of our Class A common stock in the open market or privately during the six months ended June 30, 2017 and 2016, respectively, resulting in cash outflows of $12.0 million and $47.5 million, respectively.

Operating Cash Flows

Cash from operations decreased $55.7 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.  The decrease is primarily due to investment activity and changes in operating payables.

The payable to investment companies for securities, payable to customers and other receivables accounts can fluctuate significantly based on trading activity at the end of a reporting period.  Changes in these accounts resulted in variances within cash from operations on the statement of cash flows; however, there is no impact to the Company’s liquidity and operations for the variances in these accounts.

During the first six months of 2017, we contributed $10.0 million to our pension plan.  We do not expect to make additional contributions for the remainder of the year.

Investing Cash Flows

Investing activities consist primarily of the sales and purchases of investment securities classified as equity method and available for sale investments, as well as capital expenditures.  We expect our 2017 capital expenditures to be in the range of $10.0 to $20.0 million.

Financing Cash Flows

As noted previously, dividends and stock repurchases accounted for a majority of our financing cash outflows in the first six months of 2017 and 2016.

Future Capital Requirements

Management believes its available cash, marketable securities and expected cash flow from operations will be sufficient to fund its short-term operating and capital requirements during 2017. Expected short term uses of cash include dividend payments, interest on indebtedness and maturities of outstanding debt, income tax payments, seed money for new products, capital expenditures including those related to the Project E initiatives, share repurchases, payment of deferred commissions to independent W&R financial advisors and third parties, collateral funding for margin accounts established to support derivative positions, expenditures related to compliance with the DOL Fiduciary Rule, and home office leasehold and building improvements, and could include strategic acquisitions. We intend to pay-off the $95.0 million in senior unsecured notes maturing in January 2018, resulting in approximately $5.0 million in annual interest expense savings.

Expected long term capital requirements include interest on indebtedness and maturities of outstanding debt, operating leases and purchase obligations, and potential settlement of tax liabilities. Other possible long-term discretionary uses of cash could include capital expenditures for enhancement of technology infrastructure, strategic acquisitions, payment of dividends, income tax payments, seed money for new products, repurchases of our common stock, and payment of upfront fund commissions for Class C shares and certain fee-based asset allocation products. We expect payment of upfront fund commissions for certain fee-based asset allocation products will decline in future years due to a change in the advisor compensation plan whereby a smaller population of advisors are eligible for upfront fund commissions on the sale of these products. Our strong balance sheet allows us some flexibility around our dividend as we evaluate the longer-term earnings power of the Company.

Critical Accounting Policies and Estimates

There have been no material changes in the critical accounting policies and estimates disclosed in the “Critical Accounting Policies and Estimates” section of our 2016 Form 10-K.

Supplemental Information

	Second	Second		Year to	Year to
	Quarter	Quarter		Date	Date
	2017	2016	Variance	2017	2016	Variance

Asset Manager (in millions)
Retail Unaffiliated Distribution
AUM	$30,307	35,197	(13.9)%	$30,307	35,197	(13.9)%
Net flows	$(571)	(3,890)	85.3%	$(2,243)	(9,268)	75.8%
Organic decay annualized	(7.6)%	(40.3)%		(14.8)%	(40.6)%
Redemption rate	39.2%	61.3%		44.8%	69.9%

Retail Broker-Dealer
AUM	$43,084	42,261	1.9%	$43,084	42,261	1.9%
Net flows	$(911)	(398)	(128.9)%	$(2,040)	(699)	(191.8)%
Organic decay annualized	(8.4)%	(3.8)%		(9.6)%	(3.2)%
Redemption rate	14.7%	10.5%		14.9%	9.9%

Institutional
AUM	$7,036	8,993	(21.8)%	$7,036	8,993	(21.8)%
Net flows	$(973)	(5,473)	(82.2)%	$(1,558)	(6,074)	74.3%
Organic decay annualized	(49.9)%	(151.8)%		(39.4)%	(78.8)%
Redemption rate	58.7%	198.9%		47.5%	105.1%

Broker-Dealer
AUA (1) (in billions)	$54.1	50.5	7.1%	$54.1	50.5	7.1%
AUA fee based accounts (in billions)	$19.5	17.8	9.6%	$19.5	17.8	9.6%
Number of advisors	1,581	1,799	(12.1)%	1,581	1,799	(12.1)%
Advisor productivity (2) (in thousands)	$65.0	63.1	3.0%	$126.6	124.4	1.8%
U&D revenues (in thousands)	$105,252	113,802	(7.5)%	$209,194	224,537	(6.8)%

(1)	Assets under administration

(2)	Advisors’ productivity is calculated by dividing underwriting and distribution revenues for the retail broker-dealer channel by the average number of advisors during the period.

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

Item 4.Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2017, have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.

The Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Part II.Other Information

Item 1.Legal Proceedings

See Part I, Item 1, Notes to the Unaudited Consolidated Financial Statements, Note 10 – Contingencies, of this Quarter Report on Form 10-Q.

Item 1A.Risk Factors

The Company has had no material changes during the quarter to its Risk Factors from those previously reported in the Company’s 2016 Form 10-K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information about the shares of Class A common stock we repurchased during the second quarter of 2017.

			Total Number of	Maximum Number (or
			Shares	Approximate Dollar
			Purchased as	Value) of Shares That
	Total Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under The
Period	Purchased (1)	per Share	Program	Program
April 1 - April 30	237,472	$17.00	—	n/a	(1)
May 1 - May 31	—	—	—	n/a	(1)
June 1 - June 30	—	—	—	n/a	(1)
Total	237,472	$17.00	—

(1)

On August 31, 1998, we announced that our Board of Directors approved a program to repurchase shares of our common stock on the open market.  Under the repurchase program, we are authorized to repurchase, in any seven-day period, the greater of (i) 3% of our outstanding common stock or (ii) $50 million of our common stock.  We may repurchase our common stock in privately negotiated transactions or through the New York Stock Exchange, other national or regional market systems, electronic communication networks or alternative trading systems.  Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased.  Our Board of Directors reviewed and ratified the stock repurchase program in October 2012.  During the second quarter of 2017, 237,472 shares were purchased in connection with funding employee income tax withholding obligations arising from the vesting of restricted shares.

Item 6.Exhibits

31.1*	Section 302 Certification of Chief Executive Officer

31.2*	Section 302 Certification of Chief Financial Officer

32.1**	Section 906 Certification of Chief Executive Officer

32.2**	Section 906 Certification of Chief Financial Officer

101*

Materials from the Waddell & Reed Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Unaudited Consolidated Financial Statements, tagged in detail.

*     Filed herewith

**   Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 4th day of August 2017.

WADDELL & REED FINANCIAL, INC.

By:	/s/ Philip J. Sanders
Chief Executive Officer, Chief Investment Officer and Director
(Principal Executive Officer)

By:	/s/ Brent K. Bloss
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/ Benjamin R. Clouse
Vice President and Chief Accounting Officer
(Principal Accounting Officer)