Form 10-Q
period 2017-09-30
WADDELL & REED FINANCIAL INC
filed 2017-10-27
CIK 1052100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Class	Outstanding as of October 20, 2017
Class A common stock, $.01 par value	83,371,059

WADDELL & REED FINANCIAL, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

Quarter Ended September 30, 2017

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	September 30,
	2017	December 31,
	(Unaudited)	2016
Assets:
Cash and cash equivalents	$225,922	555,102
Cash and cash equivalents - restricted	35,551	31,137
Investment securities	697,138	328,750
Receivables:
Funds and separate accounts	22,510	27,181
Customers and other	114,723	128,095
Prepaid expenses and other current assets	22,943	21,574
Total current assets	1,118,787	1,091,839

Property and equipment, net	91,708	102,449
Goodwill and identifiable intangible assets	147,069	148,569
Deferred income taxes	20,457	31,430
Other non-current assets	20,834	31,985
Total assets	$1,398,855	1,406,272

Liabilities:
Accounts payable	$31,391	28,023
Payable to investment companies for securities	50,320	53,691
Payable to third party brokers	24,857	31,735
Payable to customers	60,118	82,918
Short-term notes payable	94,971	—
Accrued compensation	49,680	41,672
Other current liabilities	58,867	58,939
Total current liabilities	370,204	296,978

Long-term debt	94,765	189,605
Accrued pension and postretirement costs	8,874	38,379
Other non-current liabilities	24,071	26,655
Total liabilities	497,914	551,617

Commitments and contingencies

Redeemable noncontrolling interests	30,636	10,653

Stockholders’ equity:
Preferred stock—$1.00 par value: 5,000 shares authorized; none issued	—	—
Class A Common stock—$0.01 par value: 250,000 shares authorized; 99,701 shares issued; 83,373 shares outstanding (83,118 at December 31, 2016)	997	997
Additional paid-in capital	296,116	291,908
Retained earnings	1,112,374	1,135,694
Cost of 16,328 common shares in treasury (16,583 at December 31, 2016)	(509,870)	(531,268)
Accumulated other comprehensive loss	(29,312)	(53,329)
Total stockholders’ equity	870,305	844,002

Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,398,855	1,406,272

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited, in thousands, except for per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016

Revenues:
Investment management fees	$134,149	138,745	$395,463	424,403
Underwriting and distribution fees	128,892	135,778	386,499	428,748
Shareholder service fees	26,406	28,563	80,706	92,959
Total	289,447	303,086	862,668	946,110

Operating expenses:
Underwriting and distribution	149,400	152,999	450,843	508,080
Compensation and related costs (including share-based compensation of $14,180, $12,425, $42,419 and $38,573, respectively)	48,340	40,214	144,970	151,495
General and administrative	27,832	23,280	81,709	61,708
Subadvisory fees	3,566	2,566	9,457	6,984
Depreciation	5,230	4,541	15,626	13,163
Intangible asset impairment	—	5,700	1,500	5,700
Total	234,368	229,300	704,105	747,130

Operating income	55,079	73,786	158,563	198,980
Investment and other income (loss)	7,236	7,878	11,386	(1,653)
Interest expense	(2,796)	(2,792)	(8,370)	(8,336)

Income before provision for income taxes	59,519	78,872	161,579	188,991
Provision for income taxes	20,296	24,067	64,857	63,146
Net income	39,223	54,805	96,722	125,845
Net income attributable to redeemable noncontrolling interests	1,272	978	2,408	1,355
Net income attributable to Waddell & Reed Financial, Inc.	$37,951	53,827	$94,314	124,490

Net income per share attributable to Waddell and Reed Financial, Inc. common shareholders, basic and diluted:	$0.45	0.65	$1.13	1.51

Weighted average shares outstanding, basic and diluted:	83,476	82,834	83,719	82,629

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016

Net income	$39,223	54,805	$96,722	125,845

Other comprehensive income:

Unrealized appreciation (depreciation) of available for sale investment securities during the period, net of income tax expense (benefit) of $364, $1, $(1,310), and $2, respectively	2,070	(344)	6,904	1,616

Pension and postretirement benefit, net of income tax expense (benefit) of $9,186, $(167), $10,080, and $1,018, respectively	15,601	(167)	17,113	1,870

Comprehensive income	56,894	54,294	120,739	129,331
Comprehensive income attributable to redeemable noncontrolling interests	1,272	978	2,408	1,355
Comprehensive income attributable to Waddell & Reed Financial, Inc.	$55,622	53,316	$118,331	127,976

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity and Redeemable Noncontrolling Interests

For the Nine Months Ended September 30, 2017

(Unaudited, in thousands)

						Accumulated		Redeemable
			Additional			Other	Total	Non
	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’	Controlling
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity	interest
Balance at December 31, 2016	99,701	$997	291,908	1,135,694	(531,268)	(53,329)	844,002	10,653
Adoption of share-based compensation guidance on January 1, 2017	—	—	3,504	(2,200)	—	—	1,304	—
Net income	—	—	—	94,314	—	—	94,314	2,408
Net subscription of redeemable noncontrolling interests in sponsored funds	—	—	—	—	—	—	—	17,575
Recognition of equity compensation	—	—	37,737	374	—	—	38,111	—
Net issuance/forfeiture of nonvested shares	—	—	(37,033)		37,033		—	—
Dividends accrued, $1.38 per share	—	—	—	(115,808)	—	—	(115,808)	—
Repurchase of common stock	—	—	—	—	(15,635)	—	(15,635)	—
Other comprehensive income	—	—	—	—	—	24,017	24,017	—
Balance at September 30, 2017	99,701	$997	296,116	1,112,374	(509,870)	(29,312)	870,305	30,636

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the nine months ended September 30,
	2017	2016

Cash flows from operating activities:
Net income	$96,722	125,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,626	13,163
Write-down of impaired assets	1,500	5,700
Amortization of deferred sales commissions	3,799	21,842
Share-based compensation	38,111	38,573
Investments gain, net	(9,157)	(13,834)
Net purchases of trading securities	(36,643)	(24,353)
Net change in trading securities held by consolidated sponsored funds	(123,865)	(57,444)
Other	4,473	3,131
Changes in assets and liabilities:
Cash and cash equivalents - restricted	(4,414)	44,816
Customer and other receivables	13,372	67,338
Payable to investment companies for securities and payable to customers	(26,171)	(131,120)
Receivables from funds and separate accounts	4,671	8,729
Other assets	5,050	(2,826)
Accounts payable and payable to third party brokers	(3,510)	(21,738)
Other liabilities	3,856	(11,763)
Net cash (used in) provided by operating activities	$(16,580)	66,059

Cash flows from investing activities:
Purchases of available for sale and equity method securities	(291,539)	(71,852)
Proceeds from sales of available for sale and equity method securities	97,917	148,373
Additions to property and equipment	(5,358)	(13,933)
Net cash of sponsored funds on consolidation	—	6,887
Other	—	(194)
Net cash (used in) provided by investing activities	$(198,980)	69,281

Cash flows from financing activities:
Dividends paid	(115,691)	(114,736)
Repurchase of common stock	(15,635)	(47,984)
Net subscriptions, (redemptions, distributions and deconsolidations) of redeemable noncontrolling interests in sponsored funds	17,575	(3,695)
Other	131	2,364
Net cash used in financing activities	$(113,620)	(164,051)

Net decrease in cash and cash equivalents	(329,180)	(28,711)
Cash and cash equivalents at beginning of period	555,102	558,495
Cash and cash equivalents at end of period	$225,922	529,784

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.Description of Business and Significant Accounting Policies

Waddell & Reed Financial, Inc. and Subsidiaries

Waddell & Reed Financial, Inc. (hereinafter referred to as the “Company,” “we,” “our” or “us”) is a holding company, incorporated in the state of Delaware in 1981, that conducts business through its subsidiaries. Founded in 1937, we are one of the oldest mutual fund complexes in the United States, having introduced the Waddell & Reed Advisors group of mutual funds (the “Advisors Funds”) in 1940. Over time, we added additional mutual funds: Ivy Funds (the “Ivy Funds”); Ivy Variable Insurance Portfolios, our variable product offering (“Ivy VIP”); InvestEd Portfolios, our 529 college savings plan (“InvestEd”); Ivy High Income Opportunities Fund, a closed-end mutual fund (“IVH”); and the Ivy Global Investors Société d’Investissement à Capital Variable (the “SICAV”) and its Ivy Global Investors sub‑funds (the “IGI Funds”), an undertaking for the collective investment in transferable securities (“UCITS”). In 2016, we introduced the Ivy NextShares® exchange-traded managed funds (“Ivy NextShares”). In the second quarter of 2017, we launched index funds in partnership with ProShares® Advisors LLC (“Ivy ProShares”) (collectively, the Advisors Funds, Ivy Funds, Ivy VIP, InvestEd, IVH, Ivy NextShares and Ivy ProShares are referred to as the “Funds”). As of September 30, 2017, we had $80.9 billion in assets under management.

We derive our revenues from providing investment management, investment advisory, investment product underwriting and distribution, and shareholder services administration to the Funds, the IGI Funds, and institutional and separately managed accounts. Investment management fees are based on the amount of average assets under management and are affected by sales levels, financial market conditions, redemptions and the composition of assets. Our underwriting and distribution revenues consist of fees earned on fee‑based asset allocation products and related advisory services, asset‑based service and distribution fees promulgated under Rule 12b-1 of the Investment Company Act of 1940, as amended (“Rule 12b-1”), commissions derived from sales of investment and insurance products, and distribution fees on certain variable products. The products sold have various commission structures and the revenues received from those sales vary based on the type and dollar amount sold. Shareholder service fee revenue primarily includes transfer agency fees, custodian fees from retirement plan accounts, and portfolio accounting and administration fees.  Transfer agency fees are asset-based and/or account-based revenues. Portfolio accounting and administration fees are asset-based revenues. Custodian fees from retirement plan accounts are based on the number of client accounts.

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

In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only a normal and recurring nature) necessary to present fairly our financial position at September 30, 2017 and the results of operations and cash flows for the nine months ended September 30, 2017 and 2016 in conformity with accounting principles generally accepted in the United States.

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

In November 2016, FASB issued ASU 2016-18, “Statement of Cash Flows: Restricted Cash.” This ASU is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The amendments in this ASU should be applied retrospectively to all periods presented. Upon adoption of this ASU on January 1, 2018, we will include cash and cash equivalents – restricted as a component of cash and cash equivalents on the Company’s consolidated statements of cash flows for all periods presented, and will remove the change in cash and cash equivalents-restricted as a component of net cash (used in) provided by operating activities.

In March 2017, FASB issued ASU 2017-07, “Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.”  This ASU changes the income statement presentation of defined benefit plan expense by requiring separation between operating expense (service cost component) and non-operating expense (all other components, including interest cost, amortization of prior service cost, curtailments and settlements, etc.). The operating expense component is reported with similar compensation costs while the non-operating components are reported in a separate line item outside of operating items. In addition, only the service cost component is eligible for capitalization as part of an asset. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. We have concluded that the adoption of this ASU will have no effect on our net income because it only impacts the classification of certain information on the consolidated statement of income. The service cost component of net periodic benefit cost was recognized in underwriting and distribution, and compensation and related costs through September 30, 2017. An amendment to freeze our noncontributory retirement plan that covers substantially all employees and certain vested employees of our former parent company (the “Pension Plan”) was approved effective September 30, 2017; therefore, after September 30, 2017 we will no longer incur service cost. The other components of net periodic cost will be reclassified to investment and other income (loss) on a retrospective basis.

In May 2017, FASB issued ASU 2017-09, “Compensation-Stock Compensation: Scope of Modification Accounting.”  This ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718, “Compensation – Stock Compensation Topic.”  This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. We have concluded that the adoption of this ASU will have an immaterial impact on our consolidated financial statements and related disclosures.

3.Investment Securities

Investment securities at September 30, 2017 and December 31, 2016 are as follows:

	September 30,	December 31,
	2017	2016
	(in thousands)
Available for sale securities:
Certificates of deposit	$13,004	—
Commercial paper	29,882	—
Corporate bonds	171,099	—
U.S. treasury bills	19,937	—
Sponsored funds	144,423	122,806
Sponsored privately offered funds	—	570
Total available for sale securities	378,345	123,376
Trading securities:
Certificates of deposit	2,000	—
U.S. treasury bills	4,964	—
Corporate bonds	48,712	—
Mortgage-backed securities	11	13
Common stock	117	101
Consolidated sponsored funds	191,932	145,710
Consolidated sponsored privately offered funds	4,564	—
Sponsored funds	13,456	29,541
Sponsored privately offered funds	657	—
Total trading securities	266,413	175,365
Equity method securities:
Sponsored funds	52,380	26,775
Sponsored privately offered funds	—	3,234
Total equity method securities	52,380	30,009
Total securities	$697,138	328,750

Certificates of deposit, commercial paper, corporate bonds and U.S. treasury bills accounted for as available for sale and held as of September 30, 2017 mature as follows:

	Amortized
	cost	Fair value
	(in thousands)
Within one year	$75,335	75,349
After one year but within five years	158,845	158,573
	$234,180	233,922

Certificates of deposit, commercial paper, corporate bonds and mortgage-backed securities accounted for as trading and held as of September 30, 2017 mature as follows:

Fair value
(in thousands)
Within one year	$10,084
After one year but within five years	40,603
After 10 years	5,000
$55,687

The following is a summary of the gross unrealized gains (losses) related to securities classified as available for sale at September 30, 2017:

	Amortized	Unrealized	Unrealized
	cost	gains	losses	Fair value
	(in thousands)
Available for sale securities:
Certificates of deposit	$13,000	4	—	13,004
Commercial paper	29,855	27	—	29,882
Corporate bonds	171,306	34	(241)	171,099
U.S. treasury bills	20,020	—	(83)	19,937
Sponsored funds	144,886	1,961	(2,424)	144,423
	$379,067	2,026	(2,748)	378,345

The following is a summary of the gross unrealized gains (losses) related to securities classified as available for sale at December 31, 2016:

	Amortized	Unrealized	Unrealized
	cost	gains	losses	Fair value
	(in thousands)
Available for sale securities:
Sponsored funds	$129,427	828	(7,449)	122,806
Sponsored privately offered funds	265	305	—	570
	$129,692	1,133	(7,449)	123,376

A summary of available for sale investment securities with fair values below carrying values at September 30, 2017 and December 31, 2016 is as follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
September 30, 2017	Fair value	losses	Fair value	losses	Fair value	losses
	(in thousands)
Corporate bonds	$141,950	(241)	—	—	141,950	(241)
U.S. treasury bills	19,937	(83)	—	—	19,937	(83)
Sponsored funds	12,663	(153)	44,593	(2,271)	57,256	(2,424)
	$174,550	(477)	44,593	(2,271)	219,143	(2,748)

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
December 31, 2016	Fair value	losses	Fair value	losses	Fair value	losses
(in thousands)
Sponsored funds	$71,051	(1,834)	34,182	(5,615)	105,233	(7,449)

Based upon our assessment of these investment securities, the time frame the investments have been in a loss position and our intent to hold the investment securities until they have recovered, we determined that a write-down was not necessary at September 30, 2017.

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

Consolidated Sponsored Funds

The following table details the balances related to consolidated sponsored funds at September 30, 2017, and at December 31, 2016, as well as the Company’s net interest in these funds:

	September 30,	December 31,
	2017	2016
	(in thousands)
Cash	$4,877	6,885
Investments	196,496	145,710
Other assets	6,334	763
Other liabilities	(7,072)	(390)
Redeemable noncontrolling interests	(30,636)	(10,653)
Net interest in consolidated sponsored funds	$169,999	142,315

During the nine months ended September 30, 2017, we consolidated certain of the Ivy Funds, Ivy NextShares and Ivy ProShares in which we provided initial seed capital at the time of the funds’ formation. When we no longer have a controlling financial interest in a sponsored fund, it is deconsolidated from our consolidated financial statements.  During the first nine months of 2017, we closed three IGI Funds and deconsolidated the Ivy ProShares, as we no longer have a controlling interest in the funds. Accordingly, we deconsolidated $2.6 million from cash and cash equivalents, $28.6 million from investments and $31.2 million from redeemable noncontrolling interests. Four IGI Funds remain consolidated as of September 30, 2017. There was no impact to the consolidated statements of income as a result of the closures and deconsolidations, as the funds were carried at fair value.

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

The following tables summarize our investment securities as of September 30, 2017 and December 31, 2016 that are recognized in our consolidated balance sheets using fair value measurements based on the differing levels of inputs.

September 30, 2017	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
	(in thousands)
Available for sale securities:
Certificates of deposit	$—	13,004	—	—	13,004
Commercial paper	—	29,882	—	—	29,882
Corporate bonds	—	171,099	—	—	171,099
U.S. treasury bills	—	19,937	—	—	19,937
Sponsored funds	144,423	—	—	—	144,423
Trading securities:
Certificates of deposit	—	2,000	—	—	2,000
U.S. treasury bills	—	4,964	—	—	4,964
Corporate bonds	—	48,712	—		48,712
Mortgage-backed securities	—	11	—	—	11
Common stock	117	—	—	—	117
Consolidated sponsored funds	114,707	77,225	—	—	191,932
Consolidated sponsored privately offered funds measured at net asset value (1)	—	—	—	4,564	4,564
Sponsored funds	13,456	—	—	—	13,456
Sponsored privately offered funds measured at net asset value (1)	—	—	—	657	657
Equity method securities: (2)
Sponsored funds	52,380	—	—	—	52,380
Total	$325,083	366,834	—	5,221	697,138

December 31, 2016	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
	(in thousands)
Available for sale securities:
Sponsored funds	$122,806	—	—	—	122,806
Sponsored privately offered funds measured at net asset value (1)	—	—	—	570	570
Trading securities:
Mortgage-backed securities	—	13	—	—	13
Common stock	101	—	—	—	101
Consolidated sponsored funds	100,847	44,863	—	—	145,710
Sponsored funds	29,541	—	—	—	29,541
Equity method securities: (2)
Sponsored funds	26,775	—	—	—	26,775
Sponsored privately offered funds measured at net asset value (1)	—	—	—	3,234	3,234
Total	$280,070	44,876	—	3,804	328,750

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

Excluding derivative financial instruments held in certain consolidated sponsored funds, the Company was party to seven total return swap contracts with a combined notional value of $208.5 million and three total return swap contracts with a combined notional value of $160.2 million as of September 30, 2017 and December 31, 2016, respectively. These derivative financial instruments are not designated as hedges for accounting purposes.  Changes in fair value of the total return swap contracts are recognized in investment and other income (loss), net on the Company’s consolidated statement of income.

The Company posted $9.2 million and $7.1 million in cash collateral with the counterparties of the total return swap contracts as of September 30, 2017 and December 31, 2016, respectively.  The cash collateral is included in customers and other receivables on the Company’s consolidated balance sheet.  The Company does not record its fair value in derivative transactions against the posted collateral.

The following table presents the fair value of the derivative financial instruments, excluding derivative financial instruments held in certain consolidated sponsored funds as of September 30, 2017 and December 31, 2016:

		September 30,	December 31,
		2017	2016
	Balance sheet
	location	Fair value	Fair value
		(in thousands)
Total return swap contracts	Other current liabilities	$811	475

The following is a summary of net losses recognized in income for the three and nine months ended September 30, 2017 and September 30, 2016:

		Three months ended		Nine months ended
	Income statement	September 30,		September 30,
	location	2017	2016	2017	2016
		(in thousands)		(in thousands)
Total return swap contracts	Investment and other (loss)	$(8,855)	(8,837)	(27,321)	(30,767)

5.Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of purchase price over the tangible assets and identifiable intangible assets of an acquired business.  Our goodwill is not deductible for tax purposes.  Goodwill and identifiable intangible assets (all considered indefinite lived) at September 30, 2017 and December 31, 2016 are as follows:

	September 30,	December 31,
	2017	2016
	(in thousands)
Goodwill	$106,970	106,970

Mutual fund management advisory contracts	38,699	38,699
Mutual fund management subadvisory contract	1,200	2,700
Other	200	200
Total identifiable intangible assets	40,099	41,599

Total	$147,069	148,569

6.Indebtedness

Debt is reported at its carrying amount in the consolidated balance sheet.  The fair value of the Company’s senior unsecured notes maturing January 13, 2018 is $95.8 million at September 30, 2017 compared to the carrying value net of debt issuance costs of $95.0 million, which is listed under short-term notes payable in the consolidated balance sheet. The fair value of the Company’s senior unsecured notes maturing January 13, 2021 is $102.9 million at September 30, 2017 compared to the carrying value net of debt issuance costs of $94.8 million, which is listed under long-term debt in the consolidated balance sheet.  Fair value is calculated based on Level 2 inputs.

On October 20, 2017, we entered into a three-year unsecured revolving credit facility (the “New Credit Facility”) with various lenders, which initially provides for borrowings of up to $100.0 million and may be expanded to $200.0 million. The New Credit Facility replaced the prior credit facility, which was set to terminate in June 2018. The covenants in the New Credit Facility are consistent with the covenants in the prior credit facility, including the required consolidated leverage ratio and the consolidated interest coverage ratio.

7.Income Tax Uncertainties

As of January 1, 2017 and September 30, 2017, the Company had unrecognized tax benefits, including penalties and interest, of $11.5 million ($8.4 million net of federal benefit) and $11.2 million ($7.9 million net of federal benefit), respectively, that, if recognized, would impact the Company’s effective tax rate.  In the accompanying consolidated balance sheet, unrecognized tax benefits that are not expected to be settled within the next 12 months are included in other liabilities; unrecognized tax benefits that are expected to be settled within the next 12 months are included in income taxes payable; unrecognized tax benefits that reduce a net operating loss, similar tax loss, or tax credit carryforward are presented as a reduction to non-current deferred income taxes.

The Company’s accounting policy with respect to interest and penalties related to income tax uncertainties is to classify these amounts as income taxes.  As of January 1, 2017, the total amount of accrued interest and penalties related to uncertain tax positions recognized in the consolidated balance sheet was $3.8 million ($3.1 million net of federal benefit).  The total amount of penalties and interest, net of federal benefit, related to income tax uncertainties recognized in the statement of income for the nine month period ended September 30, 2017 was $0.3 million.  The total amount of accrued penalties and interest related to uncertain tax positions at September 30, 2017 of $4.1 million ($3.2 million net of federal benefit) is included in the total unrecognized tax benefits described above.

In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain. In addition, respective tax authorities periodically audit our income tax returns. These audits examine our significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions. The 2015 and 2016 federal income tax returns are open tax years that remain subject to potential future audit. State income tax returns for all years after 2012 and, in certain states, income tax returns for 2012, are subject to potential future audit by tax authorities in the Company’s major state tax jurisdictions.

During the current quarter, the Company closed an Internal Revenue Service audit of the 2014 tax year. This audit was settled with no significant adjustments.  Additionally, the Company is currently under audit in various state and local jurisdictions in which it operates.  It is reasonably possible that the Company will settle the audits in these jurisdictions within the next 12-month period.  The Company’s liability for unrecognized tax benefits, including penalties and interest, is not expected to decrease significantly upon settlement of these audits.  Additionally, such settlements are not anticipated to have a significant impact on the results of operations.

8.Pension Plan and Postretirement Benefits Other Than Pension

Benefits payable under the Pension Plan are based on employees’ years of service and compensation during the final 10 years of employment. On July 26, 2017, the Compensation Committee of the Company’s Board of Directors approved an amendment to freeze the Pension Plan effective September 30, 2017.  After September 30, 2017, participants in the Pension Plan will not accrue additional benefits for future service or compensation. Participants will retain benefits accumulated as of September 30, 2017 in accordance with the terms of the Pension Plan.  During the first nine months of 2017, we contributed $10.0 million to the Pension Plan. In accordance with applicable accounting standards, the Pension Plan’s assets and liabilities were remeasured as of July 31, 2017, the date participants were notified of the freeze. This resulted in a reduction of the accrued pension liability of approximately $30.0 million.

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

The components of net periodic pension and other postretirement costs related to these plans were as follows:

			Other				Other
	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	Three months ended September 30,		Three months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016	2017	2016	2017	2016
	(in thousands)				(in thousands)
Components of net periodic benefit cost:
Service cost	2,726	3,050	—	185	8,178	9,149	—	555
Interest cost	1,654	2,358	15	91	4,962	7,074	44	275
Expected return on plan assets	(2,559)	(3,482)	—	—	(7,677)	(10,445)	—	—
Actuarial (gain) loss amortization	1,265	1,554	(45)	(38)	3,795	4,661	(135)	(115)
Prior service cost (credit) amortization	31	93	(1)	1	93	280	(3)	3
Transition obligation amortization	1	1	—	(8,475)	3	3	—	(8,475)

Total (1)	$3,118	3,574	(31)	(8,236)	9,354	10,722	(94)	(7,757)

(1)

For the three months ended September 30, 2017, $1.1 million and $2.0 million of net periodic pension and other postretirement benefit costs were included in compensation and related costs and underwriting and distribution expense, respectively.  For the nine months ended September 30, 2017, $4.8 million and $4.6 million of net periodic pension and other postretirement benefit costs were included in compensation and related costs and underwriting and distribution expense, respectively.

9.Stockholders’ Equity

Earnings per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)

Net income attributable to Waddell & Reed Financial, Inc.	$37,951	53,827	$94,314	124,490

Weighted average shares outstanding, basic and diluted	83,476	82,834	83,719	82,629

Earnings per share, basic and diluted	$0.45	0.65	$1.13	1.51

Dividends

On July 26, 2017, the Board of Directors approved a dividend on our common stock in the amount of $0.46 per share to stockholders of record on October 11, 2017. The total dividend to be paid on November 1, 2017 is approximately $38.4 million and was included in other current liabilities as of September 30, 2017.

On October 18, 2017, the Board of Directors approved a dividend on our common stock in the amount of $0.25 per share, payable on February 1, 2018 to stockholders of record on January 11, 2018.

Common Stock Repurchases

The Board of Directors has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including issuing shares to employees in our stock-based compensation programs.

There were 190,056 shares and 28,537 shares repurchased in the open market or privately during the three months ended September 30, 2017 and 2016, respectively, which includes 56 shares and 28,537 shares, respectively, repurchased from employees who tendered shares to cover their minimum income tax withholdings with respect to vesting of stock awards during these same reporting periods. There were 904,410 shares and 2,230,034 shares repurchased in the open market or privately during the nine months ended September 30, 2017 and 2016, respectively, which includes 239,410 shares and 333,034 shares, respectively, repurchased from employees who tendered shares to cover their minimum income tax withholdings with respect to the vesting of stock awards during each of these two reporting periods.

Accumulated Other Comprehensive Loss

The following tables summarize other comprehensive loss activity for the three and nine months ended September 30, 2017 and September 30, 2016.

		Change in
		valuation
		allowance for
		unrealized	Pension and	Total
	Unrealized	gains	postretirement	accumulated
	gains (losses)	(losses) on	benefits	other
	on investment	investment	unrealized	comprehensive
Three months ended September 30, 2017	securities	securities	gains (losses)	income (loss)
	(in thousands)
Balance at June 30, 2017	$(1,986)	(540)	(44,457)	(46,983)
Other comprehensive income before reclassification	1,968	800	14,958	17,726
Amount reclassified from accumulated other comprehensive income (loss)	(438)	(260)	643	(55)
Net current period other comprehensive income	1,530	540	15,601	17,671
Balance at September 30, 2017	$(456)	$—	(28,856)	(29,312)

		Change in
		valuation
		allowance for
		unrealized	Pension and	Total
	Unrealized	gains	postretirement	accumulated
	gains (losses)	(losses) on	benefits	other
	on investment	investment	unrealized	comprehensive
Three months ended September 30, 2016	securities	securities	gains (losses)	income (loss)
	(in thousands)
Balance at June 30, 2016	$(2,498)	(2,511)	(52,499)	(57,508)
Other comprehensive income (loss) before reclassification	1,660	1,022	(1,222)	1,460
Amount reclassified from accumulated other comprehensive income (loss)	(1,871)	(1,155)	1,055	(1,971)
Net current period other comprehensive loss	(211)	(133)	(167)	(511)
Balance at September 30, 2016	$(2,709)	$(2,644)	(52,666)	(58,019)

		Change in valuation
		allowance for
		unrealized	Pension and	Total
	Unrealized	gains	postretirement	accumulated
	gains (losses)	(losses) on	benefits	other
	on investment	investment	unrealized	comprehensive
Nine months ended September 30, 2017	securities	securities	gains (losses)	income (loss)
	(in thousands)
Balance at December 31, 2016	$(3,972)	(3,388)	(45,969)	(53,329)
Other comprehensive income before reclassification	4,113	3,743	14,958	22,814
Amount reclassified from accumulated other comprehensive income (loss)	(597)	(355)	2,155	1,203
Net current period other comprehensive income	3,516	3,388	17,113	24,017
Balance at September 30, 2017	$(456)	$—	(28,856)	(29,312)

		Change in
		valuation
		allowance for
		unrealized	Pension and	Total
	Unrealized	gains	postretirement	accumulated
	(gains) losses	(losses) on	benefits	other
	on investment	investment	unrealized	comprehensive
Nine months ended September 30, 2016	securities	securities	gains (losses)	income (loss)
	(in thousands)
Balance at December 31, 2015	$(3,729)	(3,240)	(54,536)	(61,505)
Other comprehensive income (loss) before reclassification	3,207	1,938	(1,222)	3,923
Amount reclassified from accumulated other comprehensive income (loss)	(2,187)	(1,342)	3,092	(437)
Net current period other comprehensive income	1,020	596	1,870	3,486
Balance at September 30, 2016	$(2,709)	$(2,644)	(52,666)	(58,019)

Reclassifications from accumulated other comprehensive loss and included in net income are summarized in the tables that follow.

	For the three months ended September 30, 2017
		Tax
		(expense)
	Pre-tax	benefit	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Sponsored funds investment gains	$698	(260)	438	Investment and other income (loss)
Valuation allowance	—	260	260	Provision for income taxes
Amortization of pension and postretirement benefits	(952)	309	(643)	Underwriting and distribution expense and Compensation and related costs
Total	$(254)	309	55

	For the three months ended September 30, 2016
		Tax
		(expense)
	Pre-tax	benefit	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Sponsored funds investment gains	$2,980	(1,109)	1,871	Investment and other income (loss)
Valuation allowance	—	1,155	1,155	Provision for income taxes
Amortization of pension and postretirement benefits	(1,611)	556	(1,055)	Underwriting and distribution expense and Compensation and related costs
Total	$1,369	602	1,971

	For the nine months ended September 30, 2017
		Tax
		(expense)
	Pre-tax	benefit	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Sponsored funds investment gains	$952	(355)	597	Investment and other income (loss)
Valuation allowance	—	355	355	Provision for income taxes
Amortization of pension and postretirement benefits	(3,359)	1,204	(2,155)	Underwriting and distribution expense and Compensation and related costs
Total	$(2,407)	1,204	(1,203)

	For the nine months ended September 30, 2016
		Tax
		(expense)
	Pre-tax	benefit	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Sponsored funds investment gains	$3,483	(1,296)	2,187	Investment and other income (loss)
Valuation allowance	—	1,342	1,342	Provision for income taxes
Amortization of pension and postretirement benefits	(4,833)	1,741	(3,092)	Underwriting and distribution expense and Compensation and related costs
Total	$(1,350)	1,787	437

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

The Company establishes reserves for litigation and similar matters when those matters present material loss contingencies that management determines to be both probable and reasonably estimable in accordance with ASC 450, “Contingencies” These amounts are not reduced by amounts that may be recovered under insurance or claims against third parties, but undiscounted receivables from insurers or other third parties may be accrued separately. The Company regularly revises such accruals in light of new information. The Company discloses the nature of the contingency when management believes it is reasonably possible the outcome may be significant to the Company’s consolidated financial statements and, where feasible, an estimate of the possible loss. For purposes of our litigation contingency disclosures, “significant” includes material matters as well as other items that management believes should be disclosed. Management’s judgment is required related to contingent liabilities because the outcomes are difficult to predict.

In an action filed on April 18, 2016 in the District Court of Johnson County, Kansas, Hieu Phan and Audrey Ohman v. Ivy Investment Management Company, et. al. (Case No. I6CV02338 Div. 4), two individuals who allegedly purchased shares of two affiliated registered investment companies (mutual funds) for which two of the Company’s subsidiaries provide investment management services filed a putative derivative action on behalf of the two nominal defendant affiliated mutual fund trusts alleging breach of fiduciary duty and breach of contract claims relating to investments held in the affiliated mutual funds by the Company's registered investment adviser subsidiaries, the two nominal defendant trusts, the current trustees and three retired trustees of the nominal defendant trusts, and an officer of the Company (who plaintiffs subsequently voluntarily dismissed).  On behalf of the nominal defendant trusts, plaintiffs seek monetary damages and demand a jury trial.  On April 6, 2017, the court granted one of the nominal defendant trust’s motion to dismiss the claims of plaintiff Ohman for lack of standing, without leave to amend.  On May 2, 2017, the remaining nominal defendant filed a motion to stay the litigation pending the investigation and recommendation of special litigation committees of each of the nominal defendant trusts, a special committee of independent trustees established by the board of each trust and empowered to, among other things, investigate the claims alleged in the complaint; examine, and make recommendations to the board of trustees regarding, the merits of such alleged claims; and to make a recommendation to the court concerning the proper resolution of the litigation.  On June 13, 2017, the court granted a 60-day stay until August 12, 2017.  Formal discovery has commenced. Trial is currently set for July 16, 2018 through August 10, 2018, although there can be no assurance that the trial will take place on those dates. The Company denies that any of its subsidiaries breached their fiduciary duties to, or committed a breach of the investment management agreement with, the nominal defendant trusts.

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

In an action filed on June 23, 2017 and amended on June 26, 2017 in the U.S. District Court for the District of Kansas, Schapker v. Waddell & Reed Financial, Inc., et al, (Case No. 17-2365 D. Kan.), Stacy Schapker, a participant in the Company’s 401(k) and Thrift Plan, as amended and restated (the “401(k) Plan”), filed a lawsuit against the Company, the Company’s Board of Directors, the Administrative Committee of the 401(k) Plan, and unnamed Jane and John Doe Defendants 1-25.  The amended complaint, which is filed on behalf of the 401(k) Plan and a proposed class of 401(k) Plan participants, purports to assert claims for breach of fiduciary duty and prohibited transactions under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) based on the 401(k) Plan’s offering of investments managed by the Company or its affiliates from June 23, 2011 to present.  The amended complaint seeks, among other things, an order compelling the disgorgement of fees paid to the Company and its affiliates by the 401(k) Plan and the restoration of losses to the 401(k) Plan arising from defendants alleged ERISA violations, attorneys’ fees and other injunctive and equitable relief.  The Company believes the allegations are without merit and intends to vigorously defend this matter. On October 6, 2017, the defendants filed a motion to dismiss the amended complaint.

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the current views and assumptions of management with respect to future events regarding our business and industry in general.  These forward-looking statements include all statements, other than statements of historical fact, regarding our financial position, business strategy and other plans and objectives for future operations, including statements with respect to revenues and earnings, the amount and composition of assets under management, distribution sources, expense levels, redemption rates, stock repurchases and the financial markets and other conditions.  These statements are generally identified by the use of such words as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “forecast,” “estimate,” “expect,” “intend,” “plan,” “project,” “outlook,” “will,” “potential” and similar statements of a future or forward-looking nature.  Readers are cautioned that any forward-looking information provided by us or on our behalf is not a guarantee of future performance.  Actual results may differ materially from those contained in these forward-looking statements as a result of various factors, including but not limited to those discussed below.  If one or more events related to these or other risks, contingencies or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from those forecasted or expected.  Certain important factors that could cause actual results to differ materially from our expectations are disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2016, which include, without limitation:

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

Overview

We are one of the oldest mutual fund and asset management firms in the country, with expertise in a broad range of investment styles and across a variety of market environments. Our earnings and cash flows are heavily dependent on financial market conditions and client activity. Significant increases or decreases in the various securities markets can have a material impact on our results of operations, financial condition and cash flows.

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

Through our retail unaffiliated distribution channel, we distribute mutual funds through broker-dealers, registered investment advisers and various retirement platforms through a team of external and internal wholesalers, as well as a team dedicated to home office relationship coverage.

In our retail broker-dealer channel, 1,481 independent W&R financial advisors located throughout the United States provide financial advice for retirement, education funding, estate planning and other financial needs for clients. A distinguishing aspect of this channel is its low redemption rate, which can be attributed to the personal and customized nature in which W&R advisors provide service to clients by focusing on meeting their long term financial objectives; this, in turn, leads to a more stable asset base for the channel.

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

Company Developments

•

In August 2017, we announced an actionable plan around four strategic pillars that is estimated to add $30 million to $40 million, on a run-rate basis, to pre-tax income over the next 18 to 24 months. The plan includes strengthening our investment management resources, processes and results; reinvigorating our product line and sales; continuing the evolution of our broker-dealer to a self-sustaining, fully competitive and profitable entity; and making investments in support of our evolving business model, while improving efficiency.

•

We enhanced InvestEd by lowering fees and expanding the available investment options. InvestEd offers lower sales charges, reduced minimum initial investment, an increased number of aged-based and static portfolios and individual fund options, along with an expanded range of underlying funds within aged-based and static portfolios.

•

On October 16, 2017, nine Advisor Funds were merged into Ivy Funds with substantially similar objectives and strategies. The fund reorganization aligns with the objective to delineate Ivy Investments as our asset management brand.

•	On October 20, 2017, we renewed our unsecured revolving credit facility for three years with initial lender commitments of $100.0 million and an expansion option for an additional $100.0 million.

•

We continue the implementation of significant enhancements to our investment advisory programs and financial planning capabilities, which are a part of “Project E.”  In May 2017, we launched MAP Navigator, an open architecture advisory program. In July 2017, we launched the retooled SPA program, partnering with Wilshire Associates, Inc. to develop five proprietary investment models consisting of Advisors and Ivy funds. We believe that Project E positions the retail broker-dealer channel for long-term competitiveness. The new platform moved us from a paper-based, labor intensive environment to one utilizing innovative brokerage platform technology, which we expect to enhance both advisor and back office efficiency.

•

In April 2016, the U.S. Department of Labor released its final rule (the “DOL Fiduciary Rule”) that, among other things, expands the scope of a “fiduciary” under ERISA and Section 4975 of the Internal Revenue Code of 1986, as amended.  The DOL issued a 60-day delay of the original April 10, 2017 implementation date; phased implementation began on June 9, 2017.  On August 9, 2017, the DOL proposed further delay of the applicability date of the remaining portions of the DOL Fiduciary Rule, including the best interest contract exemption, until July 1, 2019.  This proposal was approved by the Office of Management and Budget on August 28, 2017. Public comments on the proposed rule delay were due by September 15, 2017. We anticipate a range of $6.0 to $7.0 million in implementation costs during 2017.

•	During the third quarter of 2017, we returned $42.1 million of capital to shareholders through dividends and share repurchases, compared to $38.6 million in the same period in 2016.

•	Our balance sheet remains solid and we ended the third quarter of 2017 with cash and investments of $896.3 million, excluding redeemable noncontrolling interests in consolidated sponsored funds.

•

As part of our regular assessment of the return of capital to stockholders, we are implementing a revised capital return policy.  Accordingly, the Board of Directors reduced the quarterly dividend on our Class A common stock to $0.25 per share, payable on February 1, 2018 to stockholders of record as of January 11, 2018.  The policy encompasses a plan to repurchase $250 million of our common stock, which is inclusive of buybacks to offset dilution of our equity grants.  Based on our current financial forecast, we intend to engage in an opportunistic share repurchase plan to fulfill the targeted buybacks over the next two years. The new capital return policy will provide greater financial flexibility to invest in our business, support ongoing operations and maintain a strong balance sheet, as well as continue to provide a competitive return to stockholders.

Assets Under Management

During the third quarter of 2017, assets under management increased 0.6% to $80.9 billion from $80.4 billion at June 30, 2017 due to market appreciation of $3.3 billion, partially offset by net outflows of $2.8 billion.

Change in Assets Under Management (1)

	Third Quarter 2017
	Retail
	Unaffiliated	Retail Broker-
	Distribution	Dealer	Institutional	Total
	(in millions)

Beginning Assets	$30,307	43,084	7,036	80,427

Sales (2)	1,790	1,024	68	2,882
Redemptions	(2,486)	(2,049)	(1,139)	(5,674)
Net Exchanges	213	(213)	—	—
Net Flows	(483)	(1,238)	(1,071)	(2,792)

Market Action	1,238	1,626	400	3,264
Ending Assets	$31,062	43,472	6,365	80,899

	Third Quarter 2016
	Retail
	Unaffiliated	Retail Broker-
	Distribution	Dealer	Institutional	Total
	(in millions)

Beginning Assets	$35,197	42,261	8,993	86,451

Sales (2)	1,320	1,024	180	2,524
Redemptions	(4,824)	(1,542)	(1,051)	(7,417)
Net Exchanges	161	(194)	33	—
Net Flows	(3,343)	(712)	(838)	(4,893)

Market Action	1,436	1,621	440	3,497
Ending Assets	$33,290	43,170	8,595	85,055

Over the nine months ended September 30, 2017, assets under management remained relatively stable, moving from $80.5 billion at December 31, 2016 to $80.9 billion at September 30, 2017 as outflows of $8.6 billion were offset by market appreciation of $9.0 billion.

	Year to Date 2017
	Retail
	Unaffiliated	Retail Broker
	Distribution	Dealer	Institutional	Total
	(in millions)

Beginning Assets	$30,295	42,322	7,904	80,521

Sales (2)	5,667	3,143	290	9,100
Redemptions	(9,078)	(5,727)	(2,925)	(17,730)
Net Exchanges	684	(690)	6	—
Net Flows	(2,727)	(3,274)	(2,629)	(8,630)

Market Action	3,494	4,424	1,090	9,008
Ending Assets	$31,062	43,472	6,365	80,899

	Year to Date 2016
	Retail
	Unaffiliated	Retail Broker
	Distribution	Dealer	Institutional	Total
	(in millions)

Beginning Assets	$45,641	43,344	15,414	104,399

Sales (2)	4,990	3,186	823	8,999
Redemptions	(18,047)	(4,068)	(7,818)	(29,933)
Net Exchanges	446	(529)	83	—
Net Flows	(12,611)	(1,411)	(6,912)	(20,934)

Market Action	260	1,237	93	1,590
Ending Assets	$33,290	43,170	8,595	85,055

(1)

Includes all activity of the Funds, the IGI Funds and institutional and separate accounts, including money market funds and transactions at net asset value, accounts for which we receive no commissions.

(2)	Primarily gross sales (net of sales commission), but also includes net reinvested dividends and capital gains and investment income.

Average Assets Under Management

Average assets under management, which are generally more indicative of trends in revenue for providing investment management services than the change in ending assets under management, are presented below.

	Third Quarter 2017
	Retail
	Unaffiliated	Retail Broker-
	Distribution	Dealer	Institutional	Total
	(in millions)

Asset Class:
Equity	$23,477	31,268	6,385	$61,130
Fixed Income	6,659	10,432	331	17,422
Money Market	102	1,834	—	1,936
Total	$30,238	43,534	6,716	$80,488

	Third Quarter 2016
	Retail
	Unaffiliated	Retail Broker-
	Distribution	Dealer	Institutional	Total
	(in millions)

Asset Class:
Equity	$26,732	31,408	8,521	$66,661
Fixed Income	7,424	10,057	492	17,973
Money Market	149	1,991	—	2,140
Total	$34,305	43,456	9,013	$86,774

	Year to Date 2017
	Retail
	Unaffiliated	Retail Broker-
	Distribution	Dealer	Institutional	Total
	(in millions)

Asset Class:
Equity	$23,256	31,311	6,924	$61,491
Fixed Income	6,801	10,201	365	17,367
Money Market	107	1,887	—	1,994
Total	$30,164	43,399	7,289	$80,852

	Year to Date 2016
	Retail
	Unaffiliated	Retail Broker-
	Distribution	Dealer	Institutional	Total
	(in millions)

Asset Class:
Equity	$29,464	30,683	10,828	$70,975
Fixed Income	7,362	9,774	801	17,937
Money Market	168	2,010	—	2,178
Total	$36,994	42,467	11,629	$91,090

Results of Operations — Three and Nine Months Ended September 30, 2017 as Compared with Three and Nine Months Ended September 30, 2016

Total Revenues

Total revenues decreased 5% to $289.4 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to a decrease in average assets under management of 7% driven by net outflows. For the nine months ended September 30, 2017, total revenues decreased $83.4 million, or 9%, compared to the same period in the prior year due to a decrease in average assets under management of 11% driven primarily by net outflows and to a lesser extent the share class conversion that occurred in July 2016.

	Three months ended
	September 30,
	2017	2016	Variance
	(in thousands, except percentage data)
Investment management fees	$134,149	138,745	(3)%
Underwriting and distribution fees	128,892	135,778	(5)%
Shareholder service fees	26,406	28,563	(8)%
Total revenues	$289,447	303,086	(5)%

	Nine months ended
	September 30,
	2017	2016	Variance
	(in thousands, except percentage data)
Investment management fees	$395,463	424,403	(7)%
Underwriting and distribution fees	386,499	428,748	(10)%
Shareholder service fees	80,706	92,959	(13)%
Total revenues	$862,668	946,110	(9)%

Investment Management Fee Revenues

Investment management fee revenues for the third quarter of 2017 decreased $4.6 million, or 3%, from last year’s third quarter. For the nine month period ended September 30, 2017, investment management fee revenues decreased $28.9 million, or 7%, compared to the same period in 2016.

On October 16, 2017, nine Advisors Funds merged into Ivy Funds with substantially similar objectives and strategies. The Company intends to recommend that the mutual fund Board of Trustees approve the merger of the remaining Advisors Funds into Ivy Funds.   Assuming necessary approvals are received, these additional mergers are expected to close in early 2018.  Thereafter, the Company anticipates investment management fee revenue in 2018 to decrease between $10 million and $11 million.

The following table summarizes investment management fee revenues, related average assets under management, fee waivers and investment management fee rates for the three and nine months ended September 30, 2017 and 2016.

	Three months ended September 30,
	2017	2016	Variance
	(in thousands, except for management fee rate and average assets)
Retail investment management fees (net)	$128,078	131,139	(2)%
Retail average assets (in millions)	73,772	77,761	(5)%
Retail management fee rate (net)	0.6888%	0.6709%
Money market fee waivers	31	562	(94)%
Other fee waivers	1,795	1,051	71%
Total fee waivers	$1,826	1,613	13%
Institutional investment management fees (net)	$6,071	7,606	(20)%
Institutional average assets (in millions)	6,716	9,013	(25)%
Institutional management fee rate (net)	0.3871%	0.3546%

	Nine months ended September 30,
	2017	2016	Variance
	(in thousands, except for management fee rate and average assets)
Retail investment management fees (net)	$376,563	395,208	(5)%
Retail average assets (in millions)	73,563	79,461	(7)%
Retail management fee rate (net)	0.6844%	0.6644%
Money market fee waivers	218	2,947	(93)%
Other fee waivers	5,797	3,158	84%
Total fee waivers	$6,015	6,105	(1)%
Institutional investment management fees (net)	$18,900	29,195	(35)%
Institutional average assets (in millions)	7,289	11,629	(37)%
Institutional management fee rate (net)	0.3722%	0.3500%

Revenues from investment management services provided to our affiliated retail mutual funds, which are distributed through the retail unaffiliated distribution and retail broker-dealer channels, decreased $3.1 million in the third quarter of

2017 compared to the third quarter of 2016. For the nine months ended September 30, 2017, revenues from investment management services provided to our affiliated retail mutual funds decreased $18.6 million, compared to the first nine months of 2016.  For both comparative periods, affiliated investment management revenue in the retail channel declined less on a percentage basis than the related average assets under management due to an increase in the average management fee rate.  A mix-shift in the retail asset base has resulted in increased average management fee rates in 2017 compared to 2016.  Money market fee waivers for the three and nine months ending September 30, 2017 were lower compared to the same period in 2016 due to federal interest rate increases.  Other fee waivers have increased during both periods due to certain Funds increasing fee waivers to maintain expense ratios, and the launching of new Funds. Fee waivers for the Funds are recorded as an offset to investment management fees up to the amount of fees earned.

Institutional account revenues in the third quarter of 2017 decreased $1.5 million compared to the third quarter of 2016. For the nine month period ended September 30, 2017, institutional account revenues decreased $10.3 million compared to the same period in 2016.

	Annualized long-term redemption rates
	(excludes money market redemptions)
	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Retail Unaffiliated Distribution channel	33.0%	56.2%	40.8%	65.6%
Retail Broker-Dealer channel	16.4%	12.1%	15.4%	10.7%
Institutional channel	67.3%	46.4%	53.7%	89.8%
Total	27.1%	33.3%	28.5%	43.5%

The decreased redemption rate for both the three and nine month periods ending September 30, 2017 in the retail unaffiliated distribution channel was driven primarily by improved redemption rates in the Ivy Asset Strategy Fund, Ivy VIP Asset Strategy Fund and Waddell & Reed Advisors Asset Strategy Fund (prior to being renamed in May 2017) (the “Asset Strategy funds”).  Redemptions in the Asset Strategy funds represented approximately 14% of the retail unaffiliated distribution channel’s redemptions during the third quarter of 2017, reduced from 30% in the third quarter of 2016. For the nine months ended September 30, 2017, redemptions in the Asset Strategy funds represented approximately 21% of the retail unaffiliated distribution channel’s redemptions, which was reduced from 40% during the same period in 2016.  The increased redemption rate for both periods in the retail broker-dealer channel is primarily related to an increase in outflows related to the launch of the MAP Navigator product in May of 2017. Use of this open architecture fee-based asset allocation product by W&R financial advisors accelerated during the third quarter of 2017. We anticipate that MAP Navigator will continue to add pressure on our retail broker-dealer redemption rates. In the Institutional channel, approximately $558 million and $253 million was redeemed in our core equity strategy and core fixed income strategies, respectively, during the third quarter of 2017. A client in our Institutional channel notified us in April of 2017 of its intent to redeem its $806 million position in our domestic large cap core strategy. Approximately $500 million was redeemed in April of 2017 with the balance intended to be redeemed before the end of the year. Prolonged redemptions in any of our distribution channels could negatively affect revenues in future periods.

Our overall current year-to-date redemption rate of 28.5% is higher than the current year-to-date industry average of approximately 23.7%, based on data from the Investment Company Institute.

Underwriting and Distribution Fee Revenues and Expenses

The following tables summarize our underwriting and distribution fee revenues and expenses segregated by distribution channel:

	Third Quarter 2017
	Retail
	Unaffiliated	Retail Broker-
	Distribution	Dealer	Total
	(in thousands)

Revenue	$22,892	106,000	128,892
Expenses - Direct	(31,779)	(71,119)	(102,898)
Expenses - Indirect	(9,648)	(36,854)	(46,502)
Net Distribution Costs	$(18,535)	(1,973)	(20,508)

	Third Quarter 2016
	Retail
	Unaffiliated	Retail Broker-
	Distribution	Dealer	Total
	(in thousands)

Revenue	$29,991	105,787	135,778
Expenses - Direct	(39,489)	(72,276)	(111,765)
Expenses - Indirect	(10,643)	(30,591)	(41,234)
Net Distribution (Costs)/Excess	$(20,141)	2,920	(17,221)

	Year to Date 2017
	Retail
	Unaffiliated	Retail Broker-
	Distribution	Dealer	Total
	(in thousands)

Revenue	$71,305	315,194	386,499
Expenses - Direct	(98,685)	(213,631)	(312,316)
Expenses - Indirect	(29,376)	(109,151)	(138,527)
Net Distribution Costs	$(56,756)	(7,588)	(64,344)

	Year to Date 2016
	Retail
	Unaffiliated	Retail Broker-
	Distribution	Dealer	Total
	(in thousands)

Revenue	$98,424	330,324	428,748
Expenses - Direct	(128,787)	(240,293)	(369,080)
Expenses - Indirect	(38,931)	(100,069)	(139,000)
Net Distribution Costs	$(69,294)	(10,038)	(79,332)

The following tables summarize the significant components of underwriting and distribution fee revenues segregated by distribution channel:

	Third Quarter 2017
	Retail	Retail
	Unaffiliated	Broker-
	Distribution	Dealer	Total
	(in thousands)

Underwriting and distribution fee revenues
Rule 12b-1 service and distribution fees	$22,322	19,026	41,348
Fee-based asset allocation product revenues	—	61,115	61,115
Sales commissions on front-end load mutual fund and variable annuity products	353	12,941	13,294
Sales commissions on other products	—	7,974	7,974
Other revenues	217	4,944	5,161
Total	$22,892	106,000	128,892

	Third Quarter 2016
	Retail	Retail
	Unaffiliated	Broker-
	Distribution	Dealer	Total
	(in thousands)

Underwriting and distribution fee revenues
Rule 12b-1 service and distribution fees	$29,432	19,462	48,894
Fee-based asset allocation product revenues	—	57,269	57,269
Sales commissions on front-end load mutual fund and variable annuity products	—	16,941	16,941
Sales commissions on other products	—	7,203	7,203
Other revenues	559	4,912	5,471
Total	$29,991	105,787	135,778

	Year to Date 2017
	Retail	Retail
	Unaffiliated	Broker-
	Distribution	Dealer	Total
	(in thousands)

Underwriting and distribution fee revenues
Rule 12b-1 service and distribution fees	$69,191	56,544	125,735
Fee-based asset allocation product revenues	—	176,184	176,184
Sales commissions on front-end load mutual fund and variable annuity products	1,118	41,796	42,914
Sales commissions on other products	—	23,671	23,671
Other revenues	996	16,999	17,995
Total	$71,305	315,194	386,499

	Year to Date 2016
	Retail	Retail
	Unaffiliated	Broker-
	Distribution	Dealer	Total
	(in thousands)

Underwriting and distribution fee revenues
Rule 12b-1 service and distribution fees	$95,593	74,567	170,160
Fee-based asset allocation product revenues	—	166,425	166,425
Sales commissions on front-end load mutual fund and variable annuity products	478	50,795	51,273
Sales commissions on other products	—	23,195	23,195
Other revenues	2,353	15,342	17,695
Total	$98,424	330,324	428,748

Underwriting and distribution revenues earned in the third quarter of 2017 decreased by $6.9 million, or 5%, compared to the third quarter of 2016 primarily driven by a decrease in Rule 12b-1 asset-based service and distribution fees across both channels of $7.5 million.  The decrease in Rule 12b-1 asset-based service and distribution fees is due to a decrease in average mutual fund assets under management for which we earn Rule 12b-1 revenues and the share class conversion in July 2016 from load-waived Class A shares previously offered in our advisory products to asset-based institutional share classes, which do not charge a Rule 12b-1 fee. In our retail broker-dealer channel, revenues from our fee-based asset allocation products increased $3.8 million, or 7%, due to an increase in fee-based asset allocation assets under management, offset by a decrease in front-end load mutual fund and variable annuity products sales commission revenues of $4.0 million, or 24%, compared to the third quarter of 2016.

For the nine months ended September 30, 2017, underwriting and distribution revenues decreased $42.2 million, or 10%, compared with the nine months ended September 30, 2016.  Rule 12b-1 asset based service and distribution fees across both channels decreased $44.4 million, or 26%, compared to the first nine months of 2016, driven by a decrease in average mutual fund assets under management for which we earn Rule 12b‑1 revenues and the share class conversion.  In addition, revenues from fee-based asset allocation products in our retail broker-dealer channel, increased $9.8 million, or 6%, due to an increase in fee-based asset allocation assets under management, partially offset by a decrease in front-end load mutual fund and variable annuity product sales commission revenues of $9.0 million, or 18%, compared to the prior year.

Underwriting and distribution expenses for the third quarter of 2017 decreased by $3.6 million, or 2%, compared to the third quarter of 2016.  Approximately 75% of Rule 12b-1 revenues earned are a pass-through to direct underwriting and distribution expenses.  Direct expenses in the retail unaffiliated distribution channel decreased by $7.7 million due to decreased average retail unaffiliated distribution assets under management of 12%, which resulted in decreased Rule 12b-1 asset-based service and distribution expenses paid to third party distributors.  Direct expense in the retail broker-dealer channel declined $1.2 million, or 2%, primarily due to the changes we made to the management structure in our broker-dealer channel. Compensation for managers has moved from commissions and overrides, which were captured as direct underwriting and distribution expense, to salary and bonus, which will be an indirect underwriting and distribution expense. Indirect expenses in the retail broker-dealer channel increased $6.3 million, or 20%, due to increases in compensation and related costs, resulting from our change in management structure, partially offset by a decrease in shareholder adjustments.

For the nine months ended September 30, 2017, underwriting and distribution expenses decreased by $57.2 million, or 11%, compared to the first nine months of 2016.  Direct expenses in the retail unaffiliated distribution channel decreased by $30.1 million due to decreased average retail unaffiliated distribution assets under management of 18%, which resulted in lower Rule 12b-1 asset-based service and distribution expenses paid to third party distributors. Direct expense in the retail broker-dealer channel declined in proportion to the decline in revenue, except for a decrease in deferred acquisition expense of $13.3 million due to a share class conversion in our advisory products in July of 2016.  Indirect expenses in the retail unaffiliated distribution channel during the nine months ended September 30, 2017 decreased $9.6 million, or 25%, compared with the nine months ended September 30, 2016 due to decreased computer services and software expenses of $4.2 million, decreased employee compensation and benefits of $3.8 million related to a workforce reduction in 2016, and lower marketing expenses and sales meeting costs.  Indirect costs in the retail broker-dealer channel increased $9.1 million, or 9%, due to increases in compensation and related costs as a result of our change in management structure and increased computer services and software expenses.

Shareholder Service Fee Revenue

During the third quarter of 2017, shareholder service fee revenue decreased $2.2 million, or 8%, compared to the third quarter of 2016 primarily due to a decrease in the number of accounts, causing a decrease in account-based fees of $1.7 million, or 13%.  The decrease in the number of accounts is the result of the share class conversion that occurred in July 2016 from account-based, load-waived Class A shares to asset-based, institutional share classes offered in our advisory programs.

For the nine month period ended September 30, 2017, compared to the nine month period ended September 30, 2016, shareholder service fee revenue decreased $12.3 million, or 13%, due to a decrease in the number of accounts, primarily due to the share class conversion that occurred in July 2016, causing a decrease in account-based fees of $20.5 million, or 38%. Partially offsetting the decrease, asset-based fees during the nine months ended September 30, 2017 for the I, Y, R and N share classes for the Funds increased $8.5 million, or 36%. Assets in the I, Y, R and N share classes of the Funds increased 41% from an average of $21.5 billion at September 30, 2016 to an average of $30.4 billion at September 30, 2017.

Total Operating Expenses

Operating expenses increased $5.1 million, or 2%, in the third quarter of 2017 compared to the third quarter of 2016, primarily due to increased compensation and related costs, and increased general and administrative costs, partially offset by a decrease in underwriting and distribution expenses and no intangible asset impairment costs in the third quarter of 2017. For the nine months ended September 30, 2017, operating expenses decreased $43.0 million, or 6%, compared to the first nine months of 2016, primarily due to decreased underwriting and distribution expenses, decreased compensation and related costs and lower intangible asset impairment costs, which were partially offset by an increase in general and administrative costs. Underwriting and distribution expenses are discussed above.

	Three months ended
	September 30,
	2017	2016	Variance
	(in thousands)

Underwriting and distribution	$149,400	152,999	(2)%
Compensation and related costs	48,340	40,214	20%
General and administrative	27,832	23,280	20%
Subadvisory fees	3,566	2,566	39%
Depreciation	5,230	4,541	15%
Intangible asset impairment	—	5,700	(100)%
Total operating expenses	$234,368	229,300	2%

	Nine months ended
	September 30,
	2017	2016	Variance

	(in thousands)

Underwriting and distribution	$450,843	508,080	(11)%
Compensation and related costs	144,970	151,495	(4)%
General and administrative	81,709	61,708	32%
Subadvisory fees	9,457	6,984	35%
Depreciation	15,626	13,163	19%
Intangible asset impairment	1,500	5,700	(74)%
Total operating expenses	$704,105	747,130	(6)%

Compensation and Related Costs

Compensation and related costs during the third quarter of 2017 increased $8.1 million, or 20%, compared to the third quarter of 2016. The increase is primarily due to a $3.9 million curtailment gain recognized in the third quarter of 2016 due to an amendment of the Company’s defined benefit postretirement medical plan that discontinued the availability of coverage for any individual that retires after December 31, 2016.  401(k) plan costs increased $1.4 million during the third quarter of 2017 due to the discretionary transition contribution at the end of the year that is being expensed over the last five months of 2017 and incentive compensation increased $1.1 million. Additionally, amortization of share-based compensation increased $1.8 million in the third quarter of 2017. Partially offsetting the increases, pension expense decreased $1.1 million in the third quarter of 2017, as a result of the Pension Plan freeze.

For the nine months ended September 30, 2017, compensation and related costs decreased $6.5 million, or 4%, compared to the first nine months of 2016. This was primarily due to a workforce reduction, which resulted in a $9.6 million restructuring charge in the prior year and a $3.5 million decrease in base compensation compared to 2016. These decreases were partially offset by a $3.8 million increase in amortization of share-based compensation and the $3.9 million curtailment gain recorded in 2016.

In July 2017, the Company made the decision to freeze the defined benefit pension plan as of September 30, 2017. The Company will provide eligible employees on December 31, 2017 with a discretionary transition contribution to their 401(k) accounts. The net impact of these changes will result in elevated compensation expenses of approximately $3.0 million in the fourth quarter of 2017. The Company anticipates annual savings of approximately $12.0 million from freezing the defined benefit pension plan beginning in 2018, affecting compensation and related costs and underwriting and distribution expenses.

General and Administrative Costs

General and administrative expenses increased $4.6 million to $27.8 million for the third quarter of 2017 compared to the third quarter of 2016. The increase was mainly due to an increase in temporary staff expense and increased consulting costs for implementation of the DOL Fiduciary Rule. A decrease in computer services and software expenses partially offset this increase.

For the nine months ended September 30, 2017, general and administrative expenses increased $20.0 million to $81.7 million compared to the same period in 2016. Increased temporary staff expense and consulting costs for implementation of Project E and the DOL Fiduciary Rule, increased legal costs and increased fund related expenses, including start-up costs, drove the increase in expenses. Decreased dealer service expense partially offset the increase in other general and administrative costs.

Subadvisory Fees

Subadvisory fees are paid to other asset managers for providing advisory services for certain mutual fund portfolios. These expenses reduce our operating margin since we pay out approximately half of our management fee revenues received from subadvised products.

Subadvisory expenses increased $1.0 million for the quarter ended September 30, 2017 compared to the third quarter of 2016 due to an increase in subadvised average assets of 88%.  Subadvisory expenses increased $2.5 million for the nine month period ended September 30, 2017 compared to the same period in 2016 due to an increase in subadvised average assets of 95%. The increase in subadvised average assets in both periods is primarily due to the launch of the Ivy Proshares in April of 2017 and the introduction of the Advisors Wilshire Global Allocation Fund in May of 2017. Subadvised average assets under management at September 30, 2017 were $5.1 billion compared to an average of $2.6 billion at September 30, 2016.

Investment and Other Income (Loss) and Taxes

Investment and other income was $7.2 million for the three months ended September 30, 2017 compared to $7.9 million for the same period in 2016. In the third quarter of 2017, we recognized $3.3 million in dividend and interest income and gains on the sales of sponsored funds held as available for sale. The third quarter of 2017 also included $2.0 million of gains attributable to noncontrolling interests in sponsored funds for the period in which the Company held majority ownership and $1.9 million of net gains related to our seed capital investment and associated hedges. During the third quarter of 2016, we recognized $4.1 million in dividend and interest income and gains on the sales of sponsored funds held as available for sale. The third quarter of 2016 also included $2.2 million of gains attributable to noncontrolling interests in sponsored funds for the period in which the Company held majority ownership. Additionally, the third quarter of 2016 included $1.4 million of net gains related to our seed capital investments and associated hedges.

Investment and other income was $11.4 million for the nine months ended September 30, 2017, compared to investment and other losses of $1.7 million in the same period in 2016.  The majority of the income in the first nine months of 2017 related to $5.2 million in interest and dividend income and $4.2 million of gains attributable to noncontrolling interests in sponsored funds for the period in which the Company held majority ownership.  For the nine months ended September 30, 2016, we recognized $9.6 million of unrealized losses related to our portfolio prior to executing total return swap contracts.  With our hedge program implemented, we recognized an additional $3.6 million of net losses related to our seed capital investments and associated hedges for the remainder of the first nine months of 2016.  The nine months ended September 30, 2016 also included $4.1 million in dividend and interest income, $3.5 million of gains on the sales of sponsored funds held as available for sale and $3.4 million of gains attributable to noncontrolling interests in sponsored funds for the period in which the Company held majority ownership.

At the end of the second quarter of 2017, we implemented a laddered fixed income investment portfolio to optimize the return on our cash, and estimate the portfolio to generate approximately $4.0 to $5.0 million in incremental investment income on an annual basis depending on the interest rate environment and the demand for seed capital for new products.

Our effective income tax rate was 34.1% for the third quarter of 2017, as compared to 30.5% for the third quarter of 2016.  The 3.6% increase is primarily due to less of a tax benefit related to the capital loss carryover valuation allowance in 2017 as compared to 2016.  This increase was partially offset by the tax benefits associated with stock compensation in 2017.

 The Company has a deferred tax asset related to a capital loss carryforward that is available to offset current and future capital gains.  Due to the limited carryforward permitted upon realization, the Company had a valuation allowance recorded against this deferred tax asset.  During the third quarter of 2017 and 2016, increases in the fair value of the Company’s investment portfolios as well as realized capital gains on investment securities decreased the valuation allowance and thereby reduced income tax expense by $0.2 million and $5.1 million, respectively.  As of September 30, 2017, the Company determined that it is more likely than not that the deferred tax asset related to the federal capital loss carryforward will be realized prior to its expiration on December 31, 2018.  As a result, only a valuation allowance on state capital loss carryover deferred tax assets remains as of September 30, 2017.

Upon implementation of ASU 2016-09 “Improvements to Employee Share-Based Payment Accounting,” the tax consequences of share-based payment accounting (excess tax benefits and shortfalls) are recorded through the income tax provision in the statement of income. The third quarter of 2017 included a tax benefit of $0.8 million related to dividend payments on non-vested restricted stock awards, which decreased the effective tax rate.  Prior to adoption of this ASU in first quarter of 2017, the tax impacts associated with the change in value of share-based payment awards and dividend payments were recorded through additional paid-in capital.

Our effective income tax rate was 40.1% for the nine months ended September 30, 2017, as compared to 33.4% for the nine months ended September 30, 2016.  In 2017, the Company recognized a tax shortfall in excess of tax benefits from share-based payments of $7.4 million, which increased the effective tax rate.  During 2017 and 2016, increases in the fair value of the Company’s investment portfolios as well as realized capital gains on securities classified as available for sale decreased the valuation allowance and thereby reduced income tax expense by $2.3 million and $7.9 million, respectively.

The Company expects increased volatility in the effective tax rate in future periods as the stock-based compensation benefits recognized in our tax provision will be impacted by market fluctuations in our stock price as well as changes in our investment portfolios that are driven by the market.

Liquidity and Capital Resources

Our operations provide much of the cash necessary to fund our priorities, as follows:

•	Pay dividends

•	Finance internal growth

•	Repurchase our stock

As part of our regular assessment of the return of capital to stockholders, we are implementing a revised capital return policy that will provide greater financial flexibility to invest in our business, support ongoing operations and maintain a strong balance sheet, while continuing to provide a very competitive return to stockholders.  The components of the capital return policy are described under “Pay Dividends” and “Repurchase Our Stock”.

Pay Dividends

We paid quarterly dividends on our Class A common stock that resulted in financing cash outflows of $115.7 million and $114.7 million for the first nine months of 2017 and 2016, respectively.

The Company’s Board of Directors approved a quarterly dividend on our Class A common stock of $0.46 per share payable on November 1, 2017 to stockholders of record as of October 11, 2017. In connection with the implementation of our new capital return policy, the Company’s Board of Directors reduced the quarterly dividend on our Class A common stock to $0.25 per share, for the dividend payable on February 1, 2018 to stockholders of record as of January 11, 2018.  This dividend reduction will result in a lower dividend payment of approximately $17.4 million on a quarterly basis based on the number of shares of Class A common stock currently outstanding.

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

Repurchase Our Stock

We repurchased 904,410 shares and 2,230,034 shares of our Class A common stock in the open market or privately during the nine months ended September 30, 2017 and 2016, respectively, resulting in cash outflows of $15.6 million and $48.0 million, respectively.

In connection with the implementation of our new capital return policy, we intend to repurchase $250 million our common stock, which is inclusive of buybacks to offset dilution of our equity grants.  Based on our current financial forecast, we intend to engage in an opportunistic share repurchase plan to fulfill the targeted buybacks over the next two years.

Operating Cash Flows

Cash from operations decreased $82.6 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.  The decrease is primarily due to investment activity and lower net income, partly offset by changes in operating receivables and payables.

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

During the first nine months of 2017, we contributed $10.0 million to our pension plan.  We do not expect to make additional contributions for the remainder of the year.

Investing Cash Flows

Investing activities consist primarily of the sales and purchases of investment securities classified as equity method and available for sale investments, as well as capital expenditures.  We expect our 2017 capital expenditures to be in the range of $10.0 to $20.0 million.

Financing Cash Flows

As noted previously, dividends and stock repurchases accounted for a majority of our financing cash outflows in the first nine months of 2017 and 2016. Future financing cash outflows will be affected by the new capital return policy.

On October 20, 2017, we entered into a three-year unsecured revolving credit facility (the “New Credit Facility”) with various lenders, which initially provides for borrowings of up to $100.0 million and may be expanded to $200.0 million. The New Credit Facility replaced the prior credit facility, which was set to terminate in June 2018. The covenants in the New Credit Facility are consistent with the covenants in the prior credit facility, including the required consolidated leverage ratio and the consolidated interest coverage ratio.

Future Capital Requirements

Management believes its available cash, marketable securities and expected cash flow from operations will be sufficient to fund its short-term operating and capital requirements during 2017. Expected short term uses of cash include dividend payments, interest on indebtedness and maturities of outstanding debt, income tax payments, seed money for new products, capital expenditures including those related to the Project E initiatives, share repurchases, collateral funding for margin accounts established to support derivative positions, expenditures related to compliance with the DOL Fiduciary Rule, and home office leasehold and building improvements, and could include strategic acquisitions. We intend to pay off the $95.0 million in senior unsecured notes maturing in January 2018, resulting in approximately $5.0 million in annual interest expense savings.

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

Supplemental Information

	Third	Third		Year to	Year to
	Quarter	Quarter		Date	Date
	2017	2016	Variance	2017	2016	Variance

Asset Manager (in millions)
Retail Unaffiliated Distribution
AUM	$31,062	33,290	(6.7)%	$31,062	33,290	(6.7)%
Net flows	$(483)	(3,343)	85.6%	$(2,727)	(12,611)	78.4%
Organic decay annualized	(6.4)%	(38.0)%		(12.0)%	(36.8)%
Redemption rate	33.0%	56.2%		40.8%	65.6%

Retail Broker-Dealer
AUM	$43,472	43,170	0.7%	$43,472	43,170	0.7%
Net flows	$(1,238)	(712)	(73.9)%	$(3,274)	(1,411)	(132.0)%
Organic decay annualized	(12.0)%	(6.7)%		(10.3)%	(4.3)%
Redemption rate	16.4%	12.1%		15.4%	10.7%

Institutional
AUM	$6,365	8,595	(25.9)%	$6,365	8,595	(25.9)%
Net flows	$(1,071)	(838)	27.8%	$(2,629)	(6,912)	62.0%
Organic decay annualized	(60.9)%	(37.3)%		(44.3)%	(59.8)%
Redemption rate	67.3%	46.4%		53.7%	89.8%

Broker-Dealer
AUA (1) (in billions)	$55.5	52.1	6.5%	$55.5	52.1	6.5%
AUA fee based accounts (in billions)	$20.7	18.5	11.9%	$20.7	18.5	11.9%
Number of advisors	1,481	1,796	(17.5)%	1,481	1,796	(17.5)%
Advisor productivity (2) (in thousands)	$69.0	59.0	16.9%	$194.3	183.4	5.9%
U&D revenues (in thousands)	$106,000	105,787	0.2%	$315,194	330,324	(4.6)%

(1)	Assets under administration

(2)	Advisors’ productivity is calculated by dividing underwriting and distribution revenues for the retail broker-dealer channel by the average number of advisors during the period.

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

Item 4.Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in

Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2017, have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.

The Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Part II.Other Information

Item 1.Legal Proceedings

See Part I, Item 1, Notes to the Unaudited Consolidated Financial Statements, Note 10 – Contingencies, of this Quarter Report on Form 10-Q.

Item 1A.Risk Factors

The Company has had no material changes during the quarter to its Risk Factors from those previously reported in the Company’s 2016 Form 10-K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information about the shares of Class A common stock we repurchased during the third quarter of 2017.

			Total Number of	Maximum Number (or
			Shares	Approximate Dollar
			Purchased as	Value) of Shares That
	Total Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under The
Period	Purchased (1)	per Share	Program	Program
July 1 - July 31	—	$—	—	n/a	(1)
August 1 - August 31	190,056	19.06	190,000	n/a	(1)
September 1 - September 30	—	—	—	n/a	(1)
Total	190,056	$19.06	190,000

(1)

On August 31, 1998, we announced that our Board of Directors approved a program to repurchase shares of our common stock on the open market.  Under the repurchase program, we are authorized to repurchase, in any seven-day period, the greater of (i) 3% of our outstanding common stock or (ii) $50 million of our common stock.  We may repurchase our common stock in privately negotiated transactions or through the New York Stock Exchange, other national or regional market systems, electronic communication networks or alternative trading systems.  Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased.  Our Board of Directors reviewed and ratified the stock repurchase program in October 2012.  During the third quarter of 2017, 56 shares were purchased in connection with funding employee income tax withholding obligations arising from the vesting of restricted shares.

In connection with the implementation of our new capital return policy and based on our current financial forecast, we intend to repurchase $250 million our common stock over the next two years, inclusive of buybacks to offset dilution of our equity grants.

Item 6.Exhibits

10.1*

Credit Agreement, dated October 20, 2017, by and among Waddell & Reed Financial, Inc., the lenders party thereto, Bank of America, N.A., as Administrative Agent for the lenders and Swingline Lender, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Bookrunner.

31.1*	Section 302 Certification of Chief Executive Officer

31.2*	Section 302 Certification of Chief Financial Officer

32.1**	Section 906 Certification of Chief Executive Officer

32.2**	Section 906 Certification of Chief Financial Officer

101*

Materials from the Waddell & Reed Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Unaudited Consolidated Financial Statements, tagged in detail.

*     Filed herewith

**   Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of October 2017.

WADDELL & REED FINANCIAL, INC.

By:	/s/ Philip J. Sanders
Chief Executive Officer, Chief Investment Officer and Director
(Principal Executive Officer)

By:	/s/ Brent K. Bloss
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/ Benjamin R. Clouse
Vice President and Chief Accounting Officer
(Principal Accounting Officer)