Form 10-Q
period 2018-03-31
WADDELL & REED FINANCIAL INC
filed 2018-05-04
CIK 1052100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Class	Outstanding as of April 27, 2018
Class A common stock, $.01 par value	82,034,867

WADDELL & REED FINANCIAL, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

Quarter Ended March 31, 2018

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	March 31,
	2018	December 31,
	(Unaudited)	2017
Assets:
Cash and cash equivalents	$177,630	207,829
Cash and cash equivalents - restricted	32,944	28,156
Investment securities	642,237	700,492
Receivables:
Funds and separate accounts	24,685	25,664
Customers and other	106,082	131,108
Prepaid expenses and other current assets	38,273	25,593
Total current assets	1,021,851	1,118,842

Property and equipment, net	82,488	87,667
Goodwill and identifiable intangible assets	147,069	147,069
Deferred income taxes	12,111	13,308
Other non-current assets	14,061	17,476
Total assets	$1,277,580	1,384,362

Liabilities:
Accounts payable	$36,790	38,998
Payable to investment companies for securities	45,397	43,422
Payable to third party brokers	24,037	25,153
Payable to customers	42,094	66,830
Short-term notes payable	—	94,996
Accrued compensation	43,556	47,643
Other current liabilities	47,585	44,797
Total current liabilities	239,459	361,839

Long-term debt	94,801	94,783
Accrued pension and postretirement costs	14,591	15,137
Other non-current liabilities	21,191	25,210
Total liabilities	370,042	496,969

Commitments and contingencies

Redeemable noncontrolling interests	18,570	14,509

Stockholders’ equity:
Preferred stock—$1.00 par value: 5,000 shares authorized; none issued	—	—
Class A Common stock—$0.01 par value: 250,000 shares authorized; 99,701 shares issued; 82,662 shares outstanding (82,687 at December 31, 2017)	997	997
Additional paid-in capital	283,768	301,410
Retained earnings	1,118,922	1,092,394
Cost of 17,039 common shares in treasury (17,014 at December 31, 2017)	(513,241)	(522,441)
Accumulated other comprehensive (loss) income	(1,478)	524
Total stockholders’ equity	888,968	872,884

Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,277,580	1,384,362

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited, in thousands, except for per share data)

	For the three months ended March 31,
	2018	2017

Revenues:
Investment management fees	$133,692	130,436
Underwriting and distribution fees	138,041	128,831
Shareholder service fees	25,882	27,297
Total	297,615	286,564

Operating expenses:
Distribution	114,470	108,437
Compensation and benefits (including share-based compensation of $14,768 and $14,185, respectively)	68,785	67,035
General and administrative	19,538	22,195
Technology	16,644	16,977
Occupancy	6,964	7,785
Marketing and advertising	2,281	2,611
Depreciation	5,302	5,221
Subadvisory fees	3,708	2,697
Intangible asset impairment	—	600
Total	237,692	233,558

Operating income	59,923	53,006
Investment and other income	2,816	3,012
Interest expense	(1,802)	(2,786)

Income before provision for income taxes	60,937	53,232
Provision for income taxes	14,966	18,881
Net income	45,971	34,351
Net (loss) income attributable to redeemable noncontrolling interests	(366)	480
Net income attributable to Waddell & Reed Financial, Inc.	$46,337	33,871

Net income per share attributable to Waddell and Reed Financial, Inc. common shareholders, basic and diluted:	$0.56	0.40

Weighted average shares outstanding, basic and diluted:	83,111	84,077

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	For the three months ended March 31,
	2018	2017

Net income	$45,971	34,351

Other comprehensive income:

Unrealized (depreciation) appreciation of available for sale investment securities during the period, net of income tax benefit of $(351) and $(1,481), respectively	(1,131)	3,599

Postretirement benefit, net of income tax benefit of $(7) and $(17) respectively	(23)	(29)

Comprehensive income	44,817	37,921
Comprehensive (loss) income attributable to redeemable noncontrolling interests	(366)	480
Comprehensive income attributable to Waddell & Reed Financial, Inc.	$45,183	37,441

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity and Redeemable Noncontrolling Interests

For the Three Months Ended March 31, 2018

(Unaudited, in thousands)

						Accumulated		Redeemable
			Additional			Other	Total	Non
	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’	Controlling
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity	interest
Balance at December 31, 2017	99,701	997	301,410	1,092,394	(522,441)	524	872,884	14,509
Adoption of recognition and measurement of financial assets and liabilities guidance (ASU 2016-01) on January 1, 2018	—	—	—	812	—	(812)	—	—
Adoption of reclassification of tax effects from accumulated other comprehensive income (loss) guidance (ASU 2018-02) on January 1, 2018				36		(36)	—
Net income	—	—	—	46,337	—	—	46,337	(366)
Net subscription of redeemable noncontrolling interests in sponsored funds	—	—	—	—	—	—	—	4,427
Recognition of equity compensation	—	—	12,065	209	—	—	12,274	—
Net issuance/forfeiture of nonvested shares	—	—	(29,707)		29,707		—	—
Dividends accrued, $0.25 per share	—	—	—	(20,866)	—	—	(20,866)	—
Repurchase of common stock	—	—	—	—	(20,507)	—	(20,507)	—
Other comprehensive loss	—	—	—	—	—	(1,154)	(1,154)	—
Balance at March 31, 2018	99,701	$997	283,768	1,118,922	(513,241)	(1,478)	888,968	18,570

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the three months ended March 31,
	2018	2017

Cash flows from operating activities:
Net income	$45,971	34,351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,302	5,221
Write-down of impaired assets	—	600
Amortization of deferred sales commissions	996	1,436
Share-based compensation	14,768	14,185
Investments loss (gain), net	3,070	(2,975)
Net purchases of equity securities and trading debt securities	(1,386)	—
Deferred income taxes	1,555	4,721
Net change in equity securities and trading debt securities held by consolidated sponsored funds	(2,415)	12,434
Other	1,079	(3)
Changes in assets and liabilities:
Customer and other receivables	25,026	17,070
Payable to investment companies for securities and payable to customers	(22,761)	(6,496)
Receivables from funds and separate accounts	979	3,233
Other assets	(12,162)	(4,606)
Accounts payable and payable to third party brokers	(3,324)	(6,876)
Other liabilities	(6,433)	(8,730)
Net cash provided by operating activities	$50,265	63,565

Cash flows from investing activities:
Proceeds from sales of equity and equity method securities	—	12,105
Proceeds from maturities of available for sale securities	56,686	—
Additions to property and equipment	(414)	(1,885)
Net cash provided by investing activities	$56,272	10,220

Cash flows from financing activities:
Dividends paid	(20,890)	(38,771)
Repurchase of common stock	(20,507)	(7,976)
Repayment of short-term debt, net	(94,978)	—
Net subscriptions, (redemptions, distributions and deconsolidations) of redeemable noncontrolling interests in sponsored funds	4,427	(2,617)
Other	—	44
Net cash used in financing activities	$(131,948)	(49,320)

Net (decrease) increase in cash and cash equivalents	(25,411)	24,465
Cash, cash equivalents, and restricted cash at beginning of period	235,985	586,239
Cash, cash equivalents, and restricted cash at end of period	$210,574	610,704

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.Description of Business and Significant Accounting Policies

Waddell & Reed Financial, Inc. and Subsidiaries

Waddell & Reed Financial, Inc. (hereinafter referred to as the “Company,” “we,” “our” or “us”) is a holding company, incorporated in the state of Delaware in 1981, that conducts business through its subsidiaries. Founded in 1937, we are one of the oldest mutual fund complexes in the United States, having introduced the Waddell & Reed Advisors group of mutual funds (the “Advisors Funds”) in 1940. Over time, we added additional mutual funds: Ivy Funds (the “Ivy Funds”); Ivy Variable Insurance Portfolios, our variable product offering (“Ivy VIP”); InvestEd Portfolios, our 529 college savings plan (“InvestEd”); Ivy High Income Opportunities Fund, a closed-end mutual fund (“IVH”); and the Ivy Global Investors Société d’Investissement à Capital Variable (the “SICAV”) and its Ivy Global Investors sub‑funds (the “IGI Funds”), an undertaking for the collective investment in transferable securities (“UCITS”). In 2016, we introduced the Ivy NextShares® exchange-traded managed funds (“Ivy NextShares”). On February 26, 2018, we completed the merger of Advisor Funds into Ivy Funds with substantially similar objectives and strategies (collectively, Ivy Funds, Ivy VIP, InvestEd, IVH, and Ivy NextShares are referred to as the “Funds”). As of March 31, 2018, we had $80.2 billion in assets under management.

We derive our revenues from providing investment management and advisory services, investment product underwriting and distribution, and shareholder services administration to the Funds, the IGI Funds, and institutional and separately managed accounts. Investment management and/or advisory fees are based on the amount of average assets under management and are affected by sales levels, financial market conditions, redemptions and the composition of assets. Our underwriting and distribution revenues consist of fees earned on fee‑based asset allocation programs and related advisory services, asset‑based service and distribution fees promulgated under the 1940 Act (“Rule 12b-1”), distribution fees on certain variable products, and commissions derived from sales of investment and insurance products. The products sold have various commission structures and the revenues received from those sales vary based on the type and dollar amount sold. Shareholder service fee revenue includes transfer agency fees, custodian fees from retirement plan accounts, portfolio accounting and administration fees, and is earned based on assets under management or number of client accounts.  Our major expenses are for commissions, employee compensation, field services, dealer services, information technology, occupancy and marketing and advertising.

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to enable a reasonable understanding of the information presented.  The information in this Quarterly Report on Form 10-Q should be read in conjunction with Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”).  Certain amounts in the prior year’s financial statements have been reclassified for consistent presentation.

The accompanying unaudited consolidated financial statements are prepared consistent with the accounting policies described in Note 1 to the consolidated financial statements included in our 2017 Form 10-K with the exception of the adoption of Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts from Customers,”  ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” ASU 2016-08, “Statement of Cash Flows: Restricted Cash,” ASU 2017-07, “Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” and ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” with all ASUs effective January 1, 2018.  Refer to Note 2 – New Accounting Guidance for the impact these ASU’s had on our consolidated financial statements.

Additionally, we changed the presentation of certain line items in the consolidated statements of income that are intended to improve the transparency of the Company’s financial statements through clearer alignment of operating expenses with financial statement captions. Specifically, the Company revised its accounting policy related to the reporting of indirect underwriting and distribution expenses in the former underwriting and distribution caption and certain expenses historically reported as general and administrative. Expenses previously recorded as Underwriting and distribution expenses were retrospectively reclassified into (a) the following existing operating expense captions: Compensation and benefits and General and administrative, and (b) the following newly created operating expense captions: Distribution, Technology, Occupancy, and Marketing and advertising. Certain expenses historically reported as general and administrative were retrospectively reclassified into the following newly created operating expense captions: Technology, Occupancy, and Marketing and advertising. The Company considers the change in policy to be preferable and does not consider the change to be material to its consolidated financial statements. These changes were applied retrospectively to all periods presented and do not affect net income attributable to the Company.

The effects of the retrospective change in accounting and adoption of ASU 2017-07 on our consolidated statements of income for the periods presented were as follows:

	Three months ended March 31, 2017
	Previously Reported	Expense Reclassification	ASU 2017-07	Adjusted
Income Statement Information:	(amounts in thousands, except for share and margin data)
Total Operating Revenues	$286,564	—	—	286,564
Operating Expenses
Distribution	149,863	(41,426)	—	108,437
Compensation and benefits	48,570	17,582	883	67,035
General and administrative	25,724	(3,529)	—	22,195
Technology	—	16,977	—	16,977
Occupancy	—	7,785	—	7,785
Marketing and advertising	—	2,611	—	2,611
Depreciation	5,221	—	—	5,221
Subadvisory fees	2,697	—	—	2,697
Intangible asset impairment	600	—	—	600
Total Operating Expenses	$232,675	—	883	233,558
Operating Income	53,889	—	(883)	53,006
Investment and other income (loss)	2,129	—	883	3,012
Interest expense	(2,786)	—	—	(2,786)
Income before provision for income taxes	53,232	—	—	53,232
Provision for income taxes	18,881	—	—	18,881
Net income	$34,351	—	—	34,351
Net income attributable to redeemable noncontrolling interests	480	—	—	480
Net income attributable to Waddell & Reed Financial, Inc.	$33,871	—	—	33,871
Net income per share attributable to Waddell & Reed Financial, Inc. common shareholders, basic and diluted	$0.40	—	—	0.40
Weighted average shares outstanding, basic and diluted	84,077			84,077
Operating margin	18.8%			18.5%

In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only a normal and recurring nature) necessary to present fairly our financial position at March 31, 2018 and the results of operations and cash flows for the three months ended March 31, 2018 and 2017 in conformity with accounting principles generally accepted in the United States.

2.New Accounting Guidance

Accounting Guidance Adopted During the First Quarter of 2018

On January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers.”  This ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  This standard also specifies the accounting for certain costs to obtain or fulfill a contract with a customer.  The Company applied the five-step method detailed in this ASU to all revenue streams and elected the cumulative effect approach.  The implementation of this ASU did not have a material impact on the measurement or recognition of revenue from prior periods. See Note 3 – Revenue Recognition, for additional accounting policy information and the additional disclosures required by this ASU.

On January 1, 2018, the Company adopted ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU provided updated guidance on the recognition, measurement, presentation and disclosure of certain financial assets and financial liabilities. After January 1, 2018, the guidance requires substantially all equity investments in non-consolidated entities to be measured at fair value with changes recognized in earnings, except for those accounted for using the equity method of accounting. As such, the guidance eliminated the available for sale investment category for equity securities, which required unrealized holding gains to be recognized in accumulated other comprehensive income. Upon adoption, we reclassified net unrealized holding gains, net of taxes, related to our available for sale investment portfolio from accumulated other comprehensive income to retained earnings. See consolidated statement of stockholders’ equity and redeemable noncontrolling interests for the financial statement reclassification impact of adopting this ASU.

On January 1, 2018, the Company adopted ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments.”  This ASU eliminated the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. This ASU designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The adoption of this ASU did not impact our consolidated financial statements and related disclosures.

On January 1, 2018, the Company adopted ASU 2016-18, “Statement of Cash Flows: Restricted Cash.” This ASU is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. The amendments in this ASU required that a statement of cash flows include the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Cash and cash equivalents – restricted is included as a component of cash and cash equivalents on the Company’s consolidated statements of cash flows for all periods presented.

On January 1, 2018, the Company adopted ASU 2017-07, “Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.”  This ASU changed the income statement presentation of our noncontributory retirement plan that covers substantially all employees and certain vested employees of our former parent company (the “Pension Plan”) by requiring separation between operating expense (service cost component) and non-operating expense (all other components, including interest cost, amortization of prior service cost, curtailments and settlements, etc.). In addition, only the service cost component is eligible for capitalization as part of an asset. The adoption of this ASU had no effect on our net income because it only impacts the classification of certain information on the consolidated statements of income. An amendment to freeze our noncontributory retirement plan that covers substantially all employees and certain vested employees of our former parent company was approved effective September 30, 2017; therefore, after September 30, 2017, we no longer incur service costs. The service cost component of net periodic benefit cost is recognized in compensation and related costs through September 30, 2017. The other components of net periodic cost were reclassified to investment and other income (loss) on a retrospective basis.

On January 1, 2018, the Company adopted ASU 2017-09, “Compensation-Stock Compensation: Scope of Modification Accounting.”  This ASU provided guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718, “Compensation – Stock Compensation Topic.”    The adoption of this ASU did not impact our consolidated financial statements and related disclosures.

On January 1, 2018, the Company early adopted ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This ASU allows entities to reclassify stranded tax effects attributable to the Tax Reform Act from accumulated other comprehensive income (“AOCI”) to retained earnings. Tax effects that are stranded in other comprehensive income for reasons unrelated to the Tax Reform Act, such as other changes in tax law, will be reclassified in future periods in accordance with the Company’s policy. Under the policy, the Company releases stranded income tax effects on available for sale securities on a security-by-security basis as securities are sold, matured, or extinguished. For the post retirement plan, the Company will release stranded income tax effects when the entire plan is liquidated or terminated. The adoption of this ASU did not have a material impact on our consolidated financial statements and related disclosures. See consolidated statement of stockholders’ equity and redeemable noncontrolling interests for the financial statement reclassification impact of adopting this ASU.

On January 1, 2018, the Company adopted ASU 2018-05, “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.” This ASU updates the income tax accounting in U.S. GAAP to reflect SEC interpretive guidance released on December 22, 2017 when the Tax Reform Act became law. Staff Accountant Bulletin No. 118 states the SEC permits companies to use “reasonable estimates” and “provisional amounts” for some of their line items for taxes for their fourth quarter and year-end 2017 financial statements and regulatory filings. The Company has applied this guidance to its consolidated financial statements and related disclosures. There were no adjustments made to provisional amounts in the first quarter of 2018.

Accounting Guidance Not Yet Adopted

In February 2016, FASB issued ASU 2016-02, “Leases,” which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption permitted and certain practical expedients are available.  Although the Company is still evaluating the estimated impact the adoption of this ASU will have on its consolidated financial statements and related disclosures, the Company currently believes the most significant changes will be related to the recognition of new right-of-use assets and lease liabilities on the Company’s consolidated balance sheet for real estate operating leases.

3.Revenue Recognition

As of January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers” and all subsequent ASUs that modified ASC 606, “Revenue from Contracts with Customers.”  The Company elected to apply the standard utilizing the cumulative effect approach. The implementation of the new standard did not have a material impact on the measurement or recognition of revenue.

Investment Management and Advisory Fees

We recognize investment management fees as earned over the period in which investment management services are provided. While our investment management contracts are long-term in nature, the performance obligations are generally satisfied daily or monthly based on assets under management. We calculate investment management fees from the Funds daily based upon average daily net assets under management in accordance with investment management agreements between the Funds and the Company. The majority of investment and/or advisory fees earned from institutional and separate accounts are calculated either monthly or quarterly based upon an average of net assets under management in accordance with such investment management agreements. The Company may waive certain fees for investment management services at its discretion, or in accordance with contractual expense limitations, and these waivers are reflected as a reduction to investment management fees on the consolidated statements of income.

Our investment advisory business receives research products and services from broker-dealers through “soft dollar” arrangements. Consistent with the “soft dollar” safe harbor established by Section 28(e) of the Securities Exchange Act of 1934, as amended, the investment advisory business does not have any contractual obligation requiring it to pay for research products and services obtained through “soft dollar arrangements” with brokers. As a result, we present “soft dollar” arrangements on a net basis.

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

Underwriting, Distribution and Shareholder Service Fees

Fee‑based asset allocation revenues are calculated monthly based upon average daily net assets under management. For certain types of investment products, primarily variable annuities, distribution revenues are generally calculated based upon average daily net assets under management. Fees collected from independent financial advisors associated with Waddell & Reed, Inc. for various services are recorded in underwriting and distribution fees on a gross basis, as the Company is the principal in these arrangements.

Under a Rule 12b-1 service plan, the Funds may charge a maximum fee of 0.25% of the average daily net assets under management for Ivy Funds Class B, C, E and Y shares for expenses paid to broker-dealers and other sales professionals in connection with providing ongoing services to the Funds’ shareholders and/or maintaining the Funds’ shareholder accounts, with the exception of the Funds’ Class R shares, for which the maximum fee is 0.50%. The Funds’ Class B and Class C shares may charge a maximum of 0.75% of the average daily net assets under management under a Rule 12b-1 distribution plan to broker-dealers and other sales professionals for their services in connection with distributing shares of that class.  The Funds’ Class A shares may charge a maximum fee of 0.25% of the average daily net assets under management under a Rule 12b-1 service and distribution plan for expenses detailed previously.  The Rule 12b-1 plans are subject to annual approval by the Funds’ board of trustees, including a majority of the disinterested members, by votes cast in person at a meeting called for the purpose of voting on such approval.  All Funds may terminate the service and distribution plans at any time with approval of fund trustees or portfolio shareholders (a majority of either) without penalty.

Underwriting and distribution commission revenues resulting from the sale of investment products are recorded upon satisfaction of performance obligations, which occurs on the trade date. When a client purchases Class A or Class E shares (front-end load), the client pays an initial sales charge of up to 5.75% of the amount invested. The sales charge for Class A or Class E shares typically declines as the investment amount increases.  In addition, investors may combine their purchases of all fund shares to qualify for a reduced sales charge. When a client invests in a fee-based asset allocation product, Class I or Y shares are purchased at net asset value, and we do not charge an initial sales charge.

Underwriting and distribution revenues resulting from payments from independent financial advisors for office space, compliance oversight and affiliation fees are earned over the period in which the service is provided, which is generally monthly and is based on a fee schedule.

Shareholder service fee revenue primarily includes transfer agency fees, custodian fees from retirement plan accounts, and portfolio accounting and administration fees. Transfer agency fees and portfolio accounting and administration fees are asset‑based revenues or account‑based revenues, while custodian fees from retirement plan accounts are based on the number of client accounts. Custodian fees, transfer agency fees and portfolio accounting and administration fees are earned upon completion of the service when all performance obligations have been satisfied.

All revenue recognized in the consolidated statements of income is considered to be revenue from contracts with customers. The vast majority of revenue is determined based on average assets and is earned daily or monthly or is transactional and is earned on the trade date. As such, revenue from remaining performance obligations is not significant.  The following table depicts the disaggregation of revenue by product and distribution channel:

	Three months ended March 31, 2018	Three months ended March 31, 2017
	(in thousands)
Investment management fees
Unaffiliated and Broker-Dealer	$127,663	123,800
Institutional	6,029	6,636
Total investment management fees	$133,692	130,436
Underwriting and distribution fees
Unaffiliated
Rule 12b-1 service and distribution fees	$20,976	24,016
Sales commissions on front-end load mutual fund and variable annuity sales	470	447
Other revenues	185	426
Total unaffiliated distribution fees	$21,631	24,889
Broker-Dealer
Fee-based asset allocation product revenues	$65,516	56,756
Rule 12b-1 service and distribution fees	18,377	18,655
Sales commissions on front-end load mutual fund and variable annuity sales	14,427	14,326
Sales commissions on other products	8,422	7,237
Other revenues	9,668	6,968
Total broker-dealer distribution fees	116,410	103,942
Total distribution fees	$138,041	128,831
Shareholder service fees
Total shareholder service fees	$25,882	27,297

Total revenues	$297,615	286,564

4.Investment Securities

Investment securities at March 31, 2018 and December 31, 2017 are as follows:

	March 31,	December 31,
	2018	2017
	(in thousands)
Available for sale securities:
Certificates of deposit	$7,998	12,999
Commercial paper	—	34,978
Corporate bonds	178,719	197,442
U.S. Treasury bills	19,617	19,779
Total available for sale securities	206,334	265,198
Trading debt securities:
Certificates of deposit	1,998	1,999
Corporate bonds	54,833	55,414
U.S. Treasury bills	4,885	4,929
Mortgage-backed securities	9	10
Consolidated sponsored funds	62,093	62,038
Total trading securities	123,818	124,390
Equity securities:
Common stock	130	116
Sponsored funds(1)	137,290	137,857
Sponsored privately offered funds	728	695
Consolidated sponsored funds	79,409	77,048
Total equity securities	217,557	215,716
Equity method securities:
Sponsored funds	94,528	95,188
Total securities	$642,237	700,492

(1)Includes $124.0 million of investments at December 31, 2017, that were previously reported as available for sale securities prior to the adoption of ASU 2016-01 on January 1, 2018. Refer to Note 1 – Description of Business and Significant Accounting Policies – Basis of Presentation.

Certificates of deposit, corporate bonds and U.S. Treasury bills accounted for as available for sale and held as of March 31, 2018 mature as follows:

	Amortized
	cost	Fair value
	(in thousands)
Within one year	$58,599	58,355
After one year but within five years	150,279	147,979
	$208,878	206,334

Certificates of deposit, corporate bonds, U.S. Treasury bills and mortgage-backed securities accounted for as trading and held as of March 31, 2018 mature as follows:

Fair value
(in thousands)
Within one year	$17,016
After one year but within five years	39,823
After 10 years	4,886
$61,725

The following is a summary of the gross unrealized gains (losses) related to securities classified as available for sale at March 31, 2018:

	Amortized	Unrealized	Unrealized
	cost	gains	losses	Fair value
	(in thousands)
Available for sale securities:
Certificates of deposit	$8,000	1	(3)	7,998
Corporate bonds	180,861	19	(2,161)	178,719
U.S. Treasury bills	20,017	—	(400)	19,617
	$208,878	20	(2,564)	206,334

The following is a summary of the gross unrealized gains (losses) related to securities classified as available for sale at December 31, 2017:

	Amortized	Unrealized	Unrealized
	cost	gains	losses	Fair value
	(in thousands)
Available for sale securities:
Certificates of deposit	$13,000	1	(2)	12,999
Commercial paper	34,836	142	—	34,978
Corporate bonds	198,404	33	(995)	197,442
U.S. Treasury bills	20,019	—	(240)	19,779
	$266,259	176	(1,237)	265,198

A summary of available for sale investment securities with fair values below carrying values at March 31, 2018 and December 31, 2017 is as follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
March 31, 2018	Fair value	losses	Fair value	losses	Fair value	losses
	(in thousands)
Certificates of deposit	$2,997	(3)	—	—	2,997	(3)
Corporate bonds	173,701	(2,161)	—	—	173,701	(2,161)
U.S. Treasury bills	19,617	(400)	—	—	19,617	(400)
	$196,315	(2,564)	—	—	196,315	(2,564)

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
December 31, 2017	Fair value	losses	Fair value	losses	Fair value	losses
	(in thousands)
Certificates of deposit	$2,998	(2)	—	—	2,998	(2)
Corporate bonds	192,409	(995)	—	—	192,409	(995)
U.S. Treasury bills	19,779	(240)	—	—	19,779	(240)
	$215,186	(1,237)	—	—	215,186	(1,237)

Based upon our assessment of these investment securities, the time frame the investments have been in a loss position and our intent to hold the investment securities until they have recovered, we determined that a write-down was not necessary at March 31, 2018.

Sponsored Funds

The Company has classified its equity investments in the Ivy Funds, Ivy Nextshares and IGI Funds as equity method investments (when the Company owns between 20% and 50% of the fund) or equity securities (when the Company owns less than 20% of the fund).  These entities do not meet the criteria of a variable interest entity (“VIE”) and are considered to be voting interest entities (“VOE”). The Company has determined the Ivy Funds and Ivy NextShares are VOEs because the structure of the investment products is such that the voting rights held by the equity holders provide for equality among equity investors.  The Company has determined that the IGI Funds are VOEs as their legal structure and the powers of their equity investors prevent the IGI Funds from meeting characteristics of being a VIE.

Sponsored Privately Offered Funds

The Company holds an interest in a privately offered fund structured in the form of a limited liability company.  The members of this entity have the substantive ability to remove the Company as managing member or dissolve the entity upon a simple majority vote.  This entity does not meet the criteria of a VIE and is considered to be a VOE.

Consolidated Sponsored Funds

The following table details the balances related to consolidated sponsored funds at March 31, 2018, and at December 31, 2017, as well as the Company’s net interest in these funds:

	March 31,	December 31,
	2018	2017
	(in thousands)
Cash	$4,910	8,472
Investments	141,502	139,086
Other assets	3,253	1,588
Other liabilities	(1,826)	(1,040)
Redeemable noncontrolling interests	(18,570)	(14,509)
Net interest in consolidated sponsored funds	$129,269	133,597

During the three months ended March 31, 2018, we consolidated an Ivy Fund, Ivy NextShares and IGI Funds in which we provided initial seed capital at the time of the funds’ formation. When we no longer have a controlling financial interest in a sponsored fund, it is deconsolidated from our consolidated financial statements.

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

The following tables summarize our investment securities as of March 31, 2018 and December 31, 2017 that are recognized in our consolidated balance sheets using fair value measurements based on the differing levels of inputs.

March 31, 2018	Level 1	Level 2	Level 3	Other Assets Held at Net Asset Value	Total
	(in thousands)
Cash equivalents: (1)
Money market funds	$146,461	—	—	—	146,461
Certificates of deposit	—	5,490	—	—	5,490
Commercial paper	—	14,802	—	—	14,802
Total cash equivalents	$146,461	20,292	—	—	166,753
Available for sale securities:
Certificates of deposit	$—	7,998	—	—	7,998
Commercial paper	—	—	—	—	—
Corporate bonds	—	178,719	—	—	178,719
U.S. Treasury bills	—	19,617	—	—	19,617
Trading debt securities:
Certificates of deposit	—	1,998	—	—	1,998
Corporate bonds	—	54,833	—		54,833
U.S. Treasury bills	—	4,885	—	—	4,885
Mortgage-backed securities	—	9	—	—	9
Consolidated sponsored funds	—	61,775	318	—	62,093
Equity securities:
Common stock	130	—	—	—	130
Sponsored funds	137,290	—	—	—	137,290
Sponsored privately offered funds	—	—	—	728	728
Consolidated sponsored funds	79,265	142	2	—	79,409
Equity method securities: (3)
Sponsored funds	94,528	—	—	—	94,528
Total	$311,213	329,976	320	728	642,237

December 31, 2017	Level 1	Level 2	Level 3	Other Assets Held at Net Asset Value	Total
	(in thousands)
Cash equivalents: (1)
Money market funds	$145,785	—	—	—	145,785
Commercial paper	—	11,064	—	—	11,064
Total cash equivalents	$145,785	11,064	—	—	156,849
Available for sale securities:
Certificates of deposit	$—	12,999	—	—	12,999
Commercial paper	—	34,978	—	—	34,978
Corporate bonds	—	197,442	—	—	197,442
U.S. Treasury bills	—	19,779	—	—	19,779
Trading debt securities:
Certificates of deposit	—	1,999	—	—	1,999
Corporate bonds	—	55,414	—		55,414
U.S. Treasury bills	—	4,929	—	—	4,929
Mortgage-backed securities	—	10	—	—	10
Consolidated sponsored funds	—	62,038	—	—	62,038
Equity securities:
Common stock	116	—	—	—	116
Sponsored funds	137,857	—	—	—	137,857
Sponsored privately offered funds measured at net asset value (2)	—	—	—	695	695
Consolidated sponsored funds	77,048	—	—	—	77,048
Equity method securities: (3)
Sponsored funds	95,188	—	—	—	95,188
Total	$310,209	389,588	—	695	700,492

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

(3)	Substantially all of the Company’s equity method investments are investment companies that record their underlying investments at fair value.

The following table summarizes the activity of investments categorized as Level 3 for the three months ended March 31, 2018:

2018
(in thousands)
Level 3 assets at December 31, 2017	$—
Additions	419
Valuation change	(99)
Level 3 assets at March 31, 2018	$320

5.Derivative Financial Instruments

The Company has in place an economic hedge program that uses total return swap contracts to hedge market risk related to its investments in certain sponsored funds.  Certain of the consolidated sponsored funds may utilize derivative financial instruments within their portfolios in pursuit of their stated investment objectives.  We do not hedge for speculative purposes.

Excluding derivative financial instruments held in certain consolidated sponsored funds, the Company was party to seven total return swap contracts with a combined notional value of $305.0 million and six total return swap contracts with a combined notional value of $213.9 million as of March 31, 2018 and December 31, 2017, respectively. These derivative financial instruments are not designated as hedges for accounting purposes.  Changes in fair value of the total return swap contracts are recognized in investment and other income (loss), net on the Company’s consolidated statement of income.

The Company posted $9.2 million and $9.7 million in cash collateral with the counterparties of the total return swap contracts as of March 31, 2018 and December 31, 2017, respectively.  The cash collateral is included in customers and other receivables on the Company’s consolidated balance sheet.  The Company does not record its fair value in derivative transactions against the posted collateral.

The following table presents the fair value of the derivative financial instruments, excluding derivative financial instruments held in certain consolidated sponsored funds as of March 31, 2018 and December 31, 2017 and is calculated based on Level 2 inputs:

		March 31,	December 31,
		2018	2017
	Balance sheet
	location	Fair value	Fair value
		(in thousands)
Total return swap contracts	Other current assets (liabilities)	$4,507	(1,093)

The following is a summary of net losses recognized in income for the three months ended March 31, 2018 and March 31, 2017:

		Three months ended
	Income statement	March 31,
	location	2018	2017
		(in thousands)
Total return swap contracts	Investment and other (loss)	$1,364	(11,045)

6.Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of purchase price over the tangible assets and identifiable intangible assets of an acquired business.  Our goodwill is not deductible for tax purposes.  Goodwill and identifiable intangible assets (all considered indefinite lived) at March 31, 2018 and December 31, 2017 are as follows:

	March 31,	December 31,
	2018	2017
	(in thousands)
Goodwill	$106,970	106,970

Mutual fund management advisory contracts	38,699	38,699
Mutual fund management subadvisory contract	1,200	1,200
Other	200	200
Total identifiable intangible assets	40,099	40,099

Total	$147,069	147,069

7.Indebtedness

Debt is reported at its carrying amount in the consolidated balance sheet.  The fair value of the Company’s senior unsecured notes maturing January 13, 2021 is $99.8 million at March 31, 2018 compared to the carrying value net of debt issuance costs of $94.8 million, which is listed under long-term debt in the consolidated balance sheet.  Fair value is calculated based on Level 2 inputs.

During the first quarter of 2018, we repaid the $95.0 million Series A, senior unsecured notes that matured on January 13, 2018.

On October 20, 2017, we entered into a three-year unsecured revolving credit facility with various lenders, which initially provides for borrowings of up to $100.0 million and may be expanded to $200.0 million.

8.Income Tax Uncertainties

As of March 31, 2018 and December 31, 2017, the Company had unrecognized tax benefits, including penalties and interest, of $11.1 million  ($9.1 million net of federal benefit) and $10.9 million  ($8.9 million net of federal benefit), respectively, that if recognized, would impact the Company’s effective tax rate.  In the accompanying consolidated balance sheet, unrecognized tax benefits that are not expected to be settled within the next 12 months are included in other liabilities; unrecognized tax benefits that are expected to be settled within the next 12 months are included in income taxes payable; unrecognized tax benefits that reduce a net operating loss, similar tax loss, or tax credit carryforward are presented as a reduction to non-current deferred income taxes.

The Company’s accounting policy with respect to interest and penalties related to income tax uncertainties is to classify these amounts as income taxes.    The total amount of penalties and interest, net of federal benefit, related to income tax uncertainties recognized in the statement of income for the three month period ended March 31, 2018 was $0.1 million.  The total amount of accrued penalties and interest related to uncertain tax positions at March 31, 2018 of $4.2 million  ($3.6 million net of federal benefit) is included in the total unrecognized tax benefits described above. As of December 31, 2017, the total amount of accrued interest and penalties related to uncertain tax positions recognized in the consolidated balance sheet was $4.0 million  ($3.5 million net of federal benefit).

In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain.  In addition, respective tax authorities periodically audit our income tax returns.  These audits examine our significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions.  The Company is currently under audit in a state jurisdiction in which it operates.  It is reasonably possible that the Company will settle the audit in this jurisdiction within the next 12-month period.  The Company’s liability for unrecognized tax benefits, including penalties and interest, is not expected to decrease significantly upon settlement of this audit.  Additionally, such settlement is not anticipated to have a significant impact on the results of operations.

The 2014, 2015, 2016 and 2017 federal income tax returns are open tax years that remain subject to potential future audit.  State income tax returns for all years after 2013 and, in certain states, income tax returns for 2013, are subject to potential future audit by tax authorities in the Company’s major state tax jurisdictions.

9.Pension Plan and Postretirement Benefits Other Than Pension

Benefits payable under the Pension Plan are based on employees’ years of service and compensation during the final 10 years of employment. On July 26, 2017, the Compensation Committee of the Company’s Board of Directors approved an amendment to freeze the Pension Plan effective September 30, 2017.  After September 30, 2017, participants in the Pension Plan do not accrue additional benefits for future service or compensation. Participants retain benefits accumulated as of September 30, 2017 in accordance with the terms of the Pension Plan.

We also sponsor an unfunded defined benefit postretirement medical plan that previously covered substantially all employees, as well as independent financial advisors associated with Waddell & Reed, Inc.  The medical plan is contributory with participant contributions adjusted annually. The medical plan does not provide for benefits after age 65 with the exception of a small group of employees that were grandfathered when this plan was established. During the third quarter of 2016, the Company amended this plan to discontinue the availability of coverage for any individuals who retire after December 31, 2016.

The components of net periodic pension and other postretirement costs related to these plans were as follows:

			Other
	Pension Benefits		Postretirement Benefits
	Three months ended March 31,		Three months ended March 31,
	2018	2017	2018	2017
	(in thousands)
Components of net periodic benefit cost:
Service cost	$—	2,726	—	—
Interest cost	1,508	1,654	14	15
Expected return on plan assets	(2,069)	(2,559)	—	—
Actuarial loss (gain) amortization	—	1,265	(30)	(45)
Prior service cost (credit) amortization	—	31	(1)	(1)
Transition obligation amortization	—	1	—	—

Total	$(561)	3,118	(17)	(31)

10.Stockholders’ Equity

Earnings per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended
	March 31,
	2018	2017

Net income attributable to Waddell & Reed Financial, Inc.	$46,337	33,871

Weighted average shares outstanding, basic and diluted	83,111	84,077

Earnings per share, basic and diluted	$0.56	0.40

Dividends

On February 13, 2018, the Board of Directors approved a dividend on our Class A common stock in the amount of $0.25 per share to stockholders of record on April 10, 2018. The total dividend paid on May 1, 2018 is approximately $20.7 million and was included in other current liabilities as of March 31, 2018.

Common Stock Repurchases

The Board of Directors has authorized the repurchase of our Class A common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including issuing shares to employees in our stock-based compensation programs.

There were 996,309 shares and 476,882 shares repurchased in the open market or privately during the three months ended March 31, 2018 and 2017, respectively, which includes 121,309 shares and 1,882 shares, respectively, repurchased from employees who tendered shares to cover their minimum income tax withholdings with respect to vesting of stock awards during these same reporting periods.

Accumulated Other Comprehensive Income (Loss)

The following tables summarize accumulated other comprehensive income (loss) activity for the three months ended March 31, 2018 and March 31, 2017.

			Total
	Unrealized	Postretirement	accumulated
	gains (losses)	benefits	other
	on investment	unrealized	comprehensive
Three months ended March 31, 2018	securities	gains (losses)	income (loss)
	(in thousands)
Balance at December 31, 2017	$145	379	524
Amount reclassified to retained earnings for recently adopted ASUs	(955)	107	(848)
Other comprehensive loss before reclassification	(1,131)	—	(1,131)
Amount reclassified from accumulated other comprehensive (loss) income	—	(23)	(23)
Net current period other comprehensive (loss) income	(2,086)	84	(2,002)
Balance at March 31, 2018	$(1,941)	463	(1,478)

		Change in
		valuation
		allowance for
		unrealized		Total
	Unrealized	gains	Postretirement	accumulated
	gains (losses)	(losses) on	benefits	other
	on investment	investment	unrealized	comprehensive
Three months ended March 31, 2017	securities	securities	gains (losses)	income (loss)
	(in thousands)
Balance at December 31, 2016	$(3,972)	(3,388)	603	(6,757)
Other comprehensive income before reclassification	1,423	2,324	—	3,747
Amount reclassified from accumulated other comprehensive loss (income)	(92)	(56)	(29)	(177)
Net current period other comprehensive income (loss)	1,331	2,268	(29)	3,570
Balance at March 31, 2017	$(2,641)	(1,120)	574	(3,187)

Reclassifications from accumulated other comprehensive income (loss) and included in net income are summarized in the tables that follow.

	For the three months ended March 31, 2018
		Tax
		(expense)		Statement of income
	Pre-tax	benefit	Net of tax	line item or retained earnings
	(in thousands)
Reclassifications included in net income or retained earnings for recently adopted ASUs:
Sponsored funds investment gains	$1,295	(340)	955	Retained earnings
Amortization of postretirement benefits	30	(114)	(84)	Compensation and benefits and retained earnings
Total	$1,325	(454)	871

	For the three months ended March 31, 2017
		Tax
		(expense)
	Pre-tax	benefit	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Sponsored funds investment losses	$148	(56)	92	Investment and other income (loss)
Valuation allowance	—	56	56	Provision for income taxes
Amortization of postretirement benefits	46	(17)	29	Compensation and benefits
Total	$194	(17)	177

11. Share-Based Compensation

In the first quarter of 2018, we granted 989,444 cash-settled restricted stock units (“RSUs”) under the Cash Settled RSU Plan (the “RSU Plan”).  The aggregate value of unvested RSUs on March 31, 2018 was $38.8 million based on the closing price of our Class A common stock on that date.

In the first quarter of 2018, we granted 1,032,068 shares of restricted Class A common stock with an average fair value of $22.15 per share under the Company’s 1998 Stock Incentive Plan, as amended and restated.  The value of those shares at the grant date, aggregating to $22.9 million, will be amortized to expense over a four-year vesting period.

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

Shareholder Derivative Litigation

As previously disclosed, in an action filed on April 18, 2016 in the District Court of Johnson County, Kansas, Hieu Phan v. Ivy Investment Management Company, et al. (Case No. I6CV02338 Div. 4), plaintiff filed a putative derivative action on behalf of the nominal defendant, a mutual fund trust affiliated with the Company, alleging breach of fiduciary duty and breach of contract claims relating to an investment held in the affiliated mutual fund by the Company's registered investment adviser subsidiary. On behalf of the nominal defendant trust, plaintiff filed claims against the Company’s registered investment adviser subsidiary and current and retired trustees of the trust seeking monetary damages and demanding a jury trial. On May 2, 2017, the nominal defendant trust filed a motion to stay the litigation pending the investigation and recommendation of a special litigation committee formed by the nominal defendant trust. On June 13, 2017, the court granted a 60-day stay until August 12, 2017, after which formal discovery commenced. While the Company denies that any of its subsidiaries breached their fiduciary duties to, or committed a breach of the investment management agreement with, the nominal defendant trust, on January 8, 2018 the parties to the litigation reached a settlement in principle.  On February 22, 2018, the parties filed a joint motion for preliminary approval of the settlement and other associated pleadings with the court.  The settlement contemplates the payment of $19.9 million, recoverable to the Company through insurance, to the affiliated mutual fund for the benefit of its shareholders. On April 16, 2018, the court entered an order granting preliminary approval of the settlement and set the final settlement hearing for July 30, 2018.  The settlement remains subject to final approval by the court.  The Company has recorded a liability and offsetting receivable from insurance, which are reflected in the Company's 2018 and 2017 consolidated balance sheets.

401(k) Plan Class Action Litigation

In an action filed on June 23, 2017 and amended on June 26, 2017 in the U.S. District Court for the District of Kansas, Schapker v. Waddell & Reed Financial, Inc., et al, (Case No. 17-2365 D. Kan.), Stacy Schapker, a participant in the Company’s 401(k) and Thrift Plan, as amended and restated (the “401(k) Plan”), filed a lawsuit against the Company, the Company’s Board of Directors, the Administrative Committee of the 401(k) Plan, and unnamed Jane and John Doe Defendants 1-25. The amended complaint, which is filed on behalf of the 401(k) Plan and a proposed class of 401(k) Plan participants, purports to assert claims for breach of fiduciary duty and prohibited transactions under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) based on the 401(k) Plan’s offering of investments managed by the Company or its affiliates from June 23, 2011 to present. The amended complaint seeks, among other things, an order compelling the disgorgement of fees paid to the Company and its affiliates by the 401 (k) Plan and the restoration of losses to the 401(k) Plan arising from defendants alleged ERISA violations, attorneys’ fees and other injunctive and equitable relief. The Company believes the allegations are without merit and intends to vigorously defend this matter. On October 6, 2017, the defendants filed a motion to dismiss the amended complaint, and on February 22, 2018, the court denied the motion to dismiss. On March 8, 2018, the defendants filed their answer and defenses to plaintiff’s amended complaint, and on April 23, 2018, the court entered an initial scheduling order.  In the opinion of management, the ultimate resolution and outcome of this matter is uncertain. Given the preliminary nature of the proceedings and the Company’s dispute over the merits of the claims, the Company is unable to estimate a range of reasonably possible loss, if any, that such matter may represent.  While the ultimate resolution of this matter is uncertain, an adverse determination against the Company could have a material adverse impact on our business, financial condition and results of operations.

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the current views and assumptions of management with respect to future events regarding our business and industry in general.  These forward-looking statements include all statements, other than statements of historical fact, regarding our financial position, business strategy and other plans and objectives for future operations, including statements with respect to revenues and earnings, the amount and composition of assets under management, distribution sources, expense levels, redemption rates, stock repurchases and the financial markets and other conditions.  These statements are generally identified by the use of such words as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “forecast,” “estimate,” “expect,” “intend,” “plan,” “project,” “outlook,” “will,” “potential” and similar statements of a future or forward-looking nature.  Readers are cautioned that any forward-looking information provided by us or on our behalf is not a guarantee of future performance.  Actual results may differ materially from those contained in these forward-looking statements as a result of various factors, including but not limited to those discussed below.  If one or more events related to these or other risks, contingencies or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from those forecasted or expected.  Certain important factors that could cause actual results to differ materially from our expectations are disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2017, which include, without limitation:

•	The loss of existing distribution relationships or inability to access new distribution relationships;

•

A reduction in assets under our management on short notice, through increased redemptions in our distribution channels or our Funds, particularly those Funds with a high concentration of assets, or investors terminating their relationship with us or shifting their funds to other types of accounts with different rate structures;

•	The adverse ruling or resolution of any litigation, regulatory investigations and proceedings, or securities arbitrations by a federal or state court or regulatory body;

•	Changes in our business model, operations and procedures, including our methods of distributing our proprietary products, as a result of evolving fiduciary standards;

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

•

Our inability to reduce expenses rapidly enough to align with declines in our revenues due to various factors, including fee pressure, the level of our assets under management or our business environment;

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

The foregoing factors should not be construed as exhaustive and should be read together with other cautionary statements included in this and other reports and filings we make with the Securities and Exchange Commission (the “SEC”), including the information in Item 1 “Business” and Item 1A “Risk Factors” of Part I and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II to our Annual Report on Form 10-K for the year ended December 31, 2017 and as updated in our quarterly reports on Form 10-Q for the year ending December 31, 2018.  All forward-looking statements speak only as of the date on which they are made and we undertake no duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law.

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

Our products are distributed through our unaffiliated channel, or through our broker-dealer channel by Waddell and Reed, Inc. (“W&R”) independent financial advisors. Through our institutional channel, we distribute a variety of investment styles to a variety of clients.

Through our unaffiliated channel, we distribute mutual funds through broker-dealers, retirement platforms and registered investment advisers through a team of external and internal wholesalers, as well as a team dedicated to home office relationship coverage.

We manage assets in a variety of investment styles for a variety of types of institutions. The largest percentage client type is other asset managers that hire us to act as subadviser for their branded products; they are typically domestic and foreign distributors of investment products who lack scale or the track record to manage internally, or choose to market multi-manager styles. Our diverse client list also includes pension funds, Taft Hartley plans and endowments.

In our broker-dealer channel, 1,170 independent financial advisors associated with W&R and 327 licensed advisor associates, who operate out of offices located throughout the United States, provide financial advice for retirement, education funding, estate planning and other financial needs for clients.

Operating Results

•

Net income attributable to Waddell & Reed Financial, Inc. for the first quarter 2018 was $46.3 million, or $0.56 per diluted share, compared to $33.9 million, or $0.40 per diluted share, during the first quarter of 2017.

•

Revenues of $297.6 million during the first quarter of 2018 increased 4% compared to the first quarter of 2017.  Operating expenses of $237.7 million during the first quarter of 2018 increased 2% compared to the same quarter in 2017. The operating margin was 20.1% during the first current quarter of 2018, compared to 18.5% during the first quarter of 2017.

•	During the first quarter of 2018, we repaid the $95.0 million Series A, senior unsecured notes that matured on January 13, 2018.

•

On February 26, 2018, the remaining 11 Advisor Funds were merged into Ivy Funds with substantially similar objectives and strategies. The fund reorganization completes our objective to delineate Ivy Investments as our asset management brand.

•	Continued improvement across the 1, 3 and 5-year Lipper and Morningstar rankings in most of our key strategies.

•

Completed our transition to an industry standard compensation and services model in our broker-dealer as we continue to evolve that business into a self-sustaining, fully competitive and profitable entity. Average trailing 12-month productivity increased to $285 thousand per advisor in the first quarter of 2018 compared to $230 thousand in the first quarter of 2017.

•	During the first quarter of 2018, we returned $41.4 million of capital to stockholders through dividends and share repurchases, compared to $46.7 million in the same period in 2017.

•	Our balance sheet remains solid and we ended the first quarter of 2018 with cash and investments of $807.0 million, excluding redeemable noncontrolling interests in consolidated sponsored funds.

Assets Under Management

During the first quarter of 2018, assets under management decreased 1% to $80.2 billion from $81.1 billion at December 31, 2017 due to net outflows of $1.5 billion, partially offset by market appreciation of $0.6 million.

Change in Assets Under Management (1)

	First Quarter 2018
			Broker-
	Unaffiliated(2)	Institutional	Dealer	Total
	(in millions)

Beginning Assets	$31,133	6,289	43,660	81,082

Sales (3)	2,245	552	1,001	3,798
Redemptions	(2,692)	(604)	(1,958)	(5,254)
Net Exchanges	247	—	(247)	—
Net Flows	(200)	(52)	(1,204)	(1,456)

Market Action	122	212	251	585
Ending Assets	$31,055	6,449	42,707	80,211

	First Quarter 2017
			Broker-
	Unaffiliated(2)	Institutional	Dealer	Total
	(in millions)

Beginning Assets	$30,295	7,904	42,322	80,521

Sales (3)	1,799	142	978	2,919
Redemptions	(3,707)	(727)	(1,871)	(6,305)
Net Exchanges	236	—	(236)	—
Net Flows	(1,672)	(585)	(1,129)	(3,386)

Market Action	1,559	473	1,917	3,949
Ending Assets	$30,182	7,792	43,110	81,084

(1)

Includes all activity of the Funds, the IGI Funds and institutional and separate accounts, including money market funds and transactions at net asset value, accounts for which we receive no commissions.

(2)	Unaffiliated includes National channel (home office and wholesale), Defined Contribution Investment Only, Registered Investment Advisor and Variable Annuity.

(3)	Sales is primarily gross sales (net of sales commissions). This amount also includes net reinvested dividends and capital gains and investment income.

Average Assets Under Management

Average assets under management, which are generally more indicative of trends in revenue from investment management services than the change in ending assets under management, are presented below.

	First Quarter 2018
			Broker-
	Unaffiliated	Institutional	Dealer	Total
	(in millions)
Asset Class:
Equity	$24,919	6,392	33,052	$64,363
Fixed Income	5,801	94	10,249	16,144
Money Market	94	—	1,812	1,906
Total	$30,814	6,486	45,113	$82,413

	First Quarter 2017
			Broker-
	Unaffiliated	Institutional	Dealer	Total
	(in millions)
Asset Class:
Equity	$23,062	7,544	31,535	$62,141
Fixed Income	6,909	389	9,926	17,224
Money Market	118	—	1,951	2,069
Total	$30,089	7,933	43,412	$81,434

Assets Under Administration

Assets under administration (“AUA”) include assets for which we provide administrative services such as client assets invested in other companies’ products that we offer outside of our fee-based asset allocation programs. These assets include those held in clients’ brokerage accounts. AUA are presented below.

	First Quarter 2018	First Quarter 2017
(in millions)
AUA
Advisory assets	$22,050	19,071
Non-advisory assets	34,216	34,453
Total assets under administration	$56,266	53,524

Net new advisory assets[1]	$392	(100)
Net new non-advisory assets[1]	(983)	(868)
Total net new assets[1]	$(591)	(968)

Annualized advisory AUA growth[2]	7.3%	(2.2)%
Annualized AUA growth[2]	(4.2)%	(7.4)%

Advisor headcount	1,170	1,662
Average trailing 12-month production per advisor[3] (in thousands)	$285	230
Advisor associates	327	252

1Net new assets is calculated by taking total client deposits and net transfers less client withdrawals, and excludes the effects of market movements.

2Annualized growth is calculated by annualizing net new assets divided by beginning assets under administration.

3Production per advisor is calculated as trailing 12-month Total Underwriting and distributions fees less “Other”  Underwriting and distribution fees divided by the average number of advisors.  “Other” Underwriting and distribution fees predominantly include fees paid by advisors for programs and services.

Results of Operations — Three Months Ended March 31, 2018 as Compared with Three Months Ended March 31, 2017

Total Revenues

Total revenues increased 4% to $297.6 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

	Three months ended
	March 31,
	2018	2017	Variance
	(in thousands, except percentage data)
Investment management fees	$133,692	130,436	2%
Underwriting and distribution fees	138,041	128,831	7%
Shareholder service fees	25,882	27,297	(5)%
Total revenues	$297,615	286,564	4%

Investment Management Fee Revenues

Investment management fee revenues for the first quarter of 2018 increased $3.3 million, or 2%, from the first quarter of 2017. In the fourth quarter of 2017, nine Advisors Funds merged into Ivy Funds with substantially similar objectives and strategies. The remaining 11 Advisor Funds merged into Ivy Funds on February 26, 2018.  As a result of the mergers, the Company anticipates investment management fee revenue in 2018 will decrease between $10 million and $11 million. The impact to the first quarter of 2018 was minimal given the timing of the mergers.

The following table summarizes investment management fee revenues, related average assets under management, fee waivers and investment management fee rates for the three months ended March 31, 2018 and 2017.

	Three months ended March 31,
	2018	2017	Variance
	(in thousands, except for management fee rate and average assets)
Investment management fees (net)	$127,663	123,800	3%
Average assets (in millions)	75,927	73,501	3%
Management fee rate (net)	0.6819%	0.6831%
Money market fee waivers	3	101	(97)%
Other fee waivers	2,308	1,466	57%
Total fee waivers	$2,311	1,567	47%
Institutional investment management fees (net)	$6,029	6,636	(9)%
Institutional average assets (in millions)	6,485	7,933	(18)%
Institutional management fee rate (net)	0.4002%	0.3634%

Revenues from investment management services provided to our affiliated mutual funds, which are distributed through the unaffiliated and broker-dealer channels, increased $3.9 million in the first quarter of 2018 compared to the first quarter of 2017.  Money market fee waivers for the three months ending March 31, 2018 were lower compared to the same period in 2017 due to federal interest rate increases.  Other fee waivers have increased during the first quarter in 2018 compared to the first quarter of 2017 due to the launch of new funds and the Advisor Funds mergers. Fee waivers for the Funds are recorded as an offset to investment management fees up to the amount of fees earned.

Institutional account revenues in the first quarter of 2018 decreased $0.6 million compared to the first quarter of 2017 due to an 18% decrease in average assets under management, partially offset by an increase in the average management fee rate.

	Annualized long-term redemption rates
	(excludes money market redemptions)
	Three months ended
	March 31,
	2018	2017
Unaffiliated channel	35.8%	50.5%
Institutional channel	37.8%	37.2%
Broker-Dealer channel	15.1%	15.1%
Total	24.8%	30.5%

The decreased long-term redemption rate for the three month period ending March 31, 2018 in the unaffiliated channel was driven primarily by improved redemption rates in the Ivy Asset Strategy Fund and the Ivy VIP Asset Strategy Fund (the “Asset Strategy funds”). Redemptions in the Asset Strategy funds represented approximately 10% of the unaffiliated channel’s redemptions during the first quarter of 2018, reduced from 24% in the first quarter of 2017. During April and May of 2018, clients in our Institutional channel redeemed approximately $800 million from our Core Equity and Large Cap Growth strategies. In May we were notified of an additional $500 million of redemptions in our Large Cap Growth strategy in the Institutional channel. Prolonged redemptions in any of our distribution channels could negatively affect revenues in future periods.

Our overall current year-to-date annualized redemption rate of 24.8% is lower than the current year-to-date industry average of approximately 25.7%, based on data from the Investment Company Institute.

Underwriting and Distribution Fee Revenues

The following tables summarize the significant components of underwriting and distribution fee revenues by distribution channel:

	First Quarter 2018
		Broker-
	Unaffiliated	Dealer	Total
	(in thousands)

Underwriting and distribution fee revenues
Fee-based asset allocation product revenues	$—	65,516	65,516
Rule 12b-1 service and distribution fees	20,976	18,377	39,353
Sales commissions on front-end load mutual fund and variable annuity products	470	14,427	14,897
Sales commissions on other products	—	8,422	8,422
Other revenues	185	9,668	9,853
Total	$21,631	116,410	138,041

	First Quarter 2017
		Broker-
	Unaffiliated	Dealer	Total
	(in thousands)
Underwriting and distribution fee revenues
Fee-based asset allocation product revenues	$—	56,756	56,756
Rule 12b-1 service and distribution fees	24,016	18,655	42,671
Sales commissions on front-end load mutual fund and variable annuity products	447	14,326	14,773
Sales commissions on other products	—	7,237	7,237
Other revenues	426	6,968	7,394
Total	$24,889	103,942	128,831

Underwriting and distribution revenues earned in the first quarter of 2018 increased by $9.2 million, or 7%, compared to the first quarter of 2017, primarily driven by an increase in fee-based asset allocation product revenues of $8.8 million, partially offset by a decrease in Rule 12b-1 asset-based service and distribution fees across both channels.  Fee-based asset allocation product revenues increased primarily due to an increase in fee-based asset allocation average assets of $3.0 billion, or 16%, while Rule 12b-1 asset-based service and distribution fees decreased due to a decrease in average mutual fund assets under management for which we earn Rule 12b-1 revenues. Additionally, other revenues increased $2.5 million in the first quarter of 2018 compared to the first quarter of 2017 due to payments received from independent financial advisors for office space, compliance oversight and affiliation fees.

Shareholder Service Fee Revenue

During the first quarter of 2018, shareholder service fee revenue decreased $1.4 million, or 5%, compared to the first quarter of 2017, primarily due to a decrease in the number of accounts, causing a decrease in account-based fees of $1.7 million, or 14%. Asset-based fees during the three months ended March 31, 2018 for the I, Y, R and N share classes for the Funds increased $0.5 million, or 3%, partially offsetting the decrease in account-based fees. Assets in the I, Y, R and N share classes of the Funds increased 15% from an average of $28.9 billion at March 31, 2017 to an average of $33.2 billion at March 31, 2018.

Total Operating Expenses

Operating expenses increased $4.1 million, or 2%, in the first quarter of 2018 compared to the first quarter of 2017, primarily due to increased distribution, compensation and benefits, and subadvisory fees, and partially offset by a decrease in general and administrative costs and no intangible asset impairment costs in the first quarter of 2018.

	Three months ended
	March 31,
	2018	2017	Variance
	(in thousands)

Distribution	$114,470	108,437	6%
Compensation and benefits	68,785	67,035	3%
General and administrative	19,538	22,195	(12)%
Technology	16,644	16,977	(2)%
Occupancy	6,964	7,785	(11)%
Marketing and advertising	2,281	2,611	(13)%
Depreciation	5,302	5,221	2%
Subadvisory fees	3,708	2,697	37%
Intangible asset impairment	—	600	(100)%
Total operating expenses	$237,692	233,558	2%

Distribution expenses for the first quarter of 2018 increased by $6.0 million, or 6%, compared to the first quarter of 2017.  Expenses in the broker-dealer channel increased $9.6 million, or 13%, primarily due to an increase in advisory fee commissions due to the increase in fee-based asset allocation average assets. Distribution expenses in the unaffiliated channel decreased by $3.6 million due to a decrease in average mutual fund assets under management for which we pay Rule 12b-1 commissions to third party distributors.

Compensation and benefits during the first quarter of 2018 increased $1.8 million, or 3%, compared to the first quarter of 2017. The increase is primarily due to a $2.8 million increase in base compensation from normal merit increases. In addition, share-based compensation costs increased $0.6 million primarily due to RSU expense and a $0.7 million increase in miscellaneous compensation. Partially offsetting these increases was a $2.7 million decrease in pension expense as a result of the Pension Plan freeze as of September 30, 2017.

General and administrative expenses decreased $2.7 million to $19.5 million. The decrease was mainly due to a decrease in legal, audit and consulting costs due to the completion of certain projects, a decrease in temporary staff expense, and a decrease in travel and entertainment expense.

Occupancy costs decreased $0.8 million in the first quarter of 2018 compared to the first quarter of 2017 primarily due to lower office space rent as a result of fewer field office leased locations as we continue to implement a new broker-dealer market structure.

Subadvisory fees are paid to other asset managers for providing advisory services for certain mutual fund portfolios. These expenses reduce our operating margin since we pay out approximately half of our management fee revenues received from subadvised products.

Subadvisory expenses increased $1.0 million due to an increase in subadvised average assets of 98%.  Subadvised average assets under management at March 31, 2018 were $5.8 billion compared to $2.9 billion at March 31, 2017. The increase in subadvised average assets is primarily due to the launch of Ivy Proshares in April of 2017 and the introduction of the Wilshire Global Allocation Fund in May of 2017.

Investment and Other Income (Loss)

Investment and other income was $2.8 million for the three months ended March 31, 2018 compared to $3.0 million for the same period in 2017. In the first quarter of 2018, we recognized $3.7 million in dividend, capital gain distributions and interest income. The first quarter of 2018 also included $1.8 million of net losses related to our seed capital investments and associated hedges and $0.6 million in mark-to-market pension gains.  During the first quarter of 2017, we recognized $1.0 million in dividend and interest income and gains on the sales of sponsored funds held as available for sale. The first quarter of 2017 also included $0.9 million of gains attributable to noncontrolling interests in sponsored funds for the period in which the Company held majority ownership and $0.9 due to the change in our pension liability.

Interest Expense

Interest expense was $1.8 million and $2.8 million in the first quarter of 2018 and 2017, respectively.  The majority of our interest expense is fixed based on our senior unsecured notes. The $95.0 million Series A, senior unsecured notes that matured on January 13, 2018 were repaid. As a result, interest expense declined $1.0 million and we anticipate $4.8 million in annualized interest expense savings.

Taxes

The following table reconciles the statutory federal income tax rate with our effective income tax rate from continuing operations for the quarters ended March 31, 2018 and 2017.

	2018	2017
Statutory federal income tax rate	21.0%	35.0%
State income taxes, net of federal tax benefits	2.9	2.2
Share-based compensation	(0.6)	(1.2)
Valuation allowance on losses capital in nature	—	(1.0)
Other items	1.3	0.5
Effective income tax rate	24.6%	35.5%

Our effective income tax rate was 24.6% for the first quarter of 2018, as compared to 35.5% for the first quarter of 2017.  The effective tax rate in the first quarter of 2018 was lower primarily due to the federal statutory tax rate decrease from 35% to 21% effective January 1, 2018, which was offset slightly by the recognition of a tax benefit on a deferred tax asset related to a capital loss carryforward in the first quarter of 2017.  Due to the removal of the valuation allowance recorded against this capital loss carryforward as of December 31, 2017, investment activity did not have an impact on the rate for the first quarter of 2018.  The decreased rate was also partially offset by a reduced federal benefit on state income taxes and less of an excess tax benefit on share-based payments in 2018 as compared to 2017.

The Company expects continued volatility in the effective tax rate in future periods as the tax effects of share-based compensation will be impacted by market fluctuations in our stock price.  In the second quarter of 2018, the Company expects a tax shortfall from share-based payments of approximately $4.5 million.  The Company expects its future effective tax rate, exclusive of the effects of share-based payments, state tax incentives, unanticipated state tax legislative changes, and unanticipated fluctuations in earnings to range from 23% to 25%.

Liquidity and Capital Resources

Our operations provide much of the cash necessary to fund our priorities, as follows:

•	Repurchase our stock
•	Pay dividends
•	Finance internal growth

As part of our regular assessment of the return of capital to stockholders, we implemented a revised capital return policy in the fourth quarter of 2017 that is designed to provide greater financial flexibility to invest in our business, support ongoing operations and maintain a strong balance sheet, while continuing to provide a very competitive return to stockholders.  The components of the capital return policy are described below.

Repurchase Our Stock

We repurchased 996,309 shares and 476,882 shares of our Class A common stock in the open market or privately during the three months ended March 31, 2018 and 2017, respectively, resulting in cash outflows of $20.5 million and $8.0 million, respectively.

In connection with the implementation of our new capital return policy, we intend to repurchase $250 million of our Class A common stock through late 2019, which is inclusive of buybacks to offset dilution of our equity grants.  We intend to engage in an opportunistic share repurchase plan to fulfill the targeted buybacks. We have repurchased $40 million of our Class A common stock since the announcement of this program in the fourth quarter of 2017.

Pay Dividends

We paid quarterly dividends on our Class A common stock that resulted in financing cash outflows of $20.9 million and $38.8 million for the first three months of 2018 and 2017, respectively.

The Board of Directors approved a dividend on our Class A common stock of $0.25 per share that was paid on May 1, 2018 to stockholders of record on April 10, 2018.

Finance Internal Growth

We continue to invest in our broker-dealer by offering home office resources, wholesaling efforts and enhanced technology tools, including the modernization of our brokerage and product platform.  We use cash to fund growth in our distribution channels.  Our unaffiliated channel requires cash outlays for wholesaler commissions and commissions to third parties on deferred load product sales.  We also provide seed money for new products to further enhance our product offerings and distribution efforts.

Operating Cash Flows

Cash from operations decreased $13.3 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.  The decrease is primarily due to investment activity and changes in operating receivables and payables, partly offset by increased net income.

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

Investing Cash Flows

Investing activities consist primarily of the purchases, sales and maturities of investment securities classified as equity method and available for sale investments, as well as capital expenditures.

Financing Cash Flows

The repayment of our $95.0 million Series A senior unsecured notes in January of 2018 represented a majority of financing cash outflows during the first three months of 2018. In addition, dividends and stock repurchases accounted for our remaining financing cash outflows in the first three months of 2018. Dividends and stock repurchases accounted for the majority of our financing cash outflows in the first three months of 2017. Future financing cash outflows will be affected by the new capital return policy.

Future Capital Requirements

Management believes its available cash, marketable securities and expected cash flow from operations will be sufficient to fund its short-term operating and capital requirements during 2018. Expected short term uses of cash include dividend payments, repurchases of our Class A common stock, interest on indebtedness, income tax payments, seed money for new products, capital expenditures, and collateral funding for margin accounts established to support derivative positions, and could include strategic acquisitions.

Expected long term capital requirements include interest on indebtedness and maturities of outstanding debt, operating leases and purchase obligations, and potential settlement of tax liabilities. Other possible long-term discretionary uses of cash could include capital expenditures for enhancement of technology infrastructure, strategic acquisitions, payment of dividends, income tax payments, seed money for new products, and repurchases of our Class A common stock.

Critical Accounting Policies and Estimates

There have been no material changes in the critical accounting policies and estimates disclosed in the “Critical Accounting Policies and Estimates” section of our 2017 Form 10-K, except for the removal of the Pension and Other Postretirement Benefits critical accounting policy due to an amendment to freeze the Pension Plan effective September 30, 2017, which reduced the complexity of the accounting for the Pension Plan in 2018 and future years.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are primarily exposed to market risk associated with unfavorable movements in interest rates and securities prices.  The Company has had no material changes in its market risk policies or its market risk sensitive instruments and positions since December 31, 2017.  As further described in Note 5 to the unaudited consolidated financial statements, the Company has an economic hedge program that uses total return swap contracts to hedge market risk related to its investments in sponsored funds.

Item 4.Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2018, have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.

The Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Part II.Other Information

Item 1.Legal Proceedings

See Part I, Item 1, Notes to the Unaudited Consolidated Financial Statements, Note 12 – Contingencies, of this Quarterly Report on Form 10-Q.

Item 1A.Risk Factors

Except as noted below, there have been no material changes to the Company’s Risk Factors during the first quarter of 2018 from those previously reported in the Company’s 2017 Form 10-K.

In March 2018, the U.S. Court of Appeals for the Fifth Circuit vacated the DOL Fiduciary Rule; however, the DOL may request a re-hearing or appeal the decision.  Although the status of the DOL Fiduciary Rule is uncertain, other regulators have enacted or proposed other fiduciary standards that could require modifications to our distribution activities and may impact our ability to service clients or engage in certain types of distribution or other business activities.

In April 2018, the SEC proposed its own fiduciary rule that would impose a new standard of care on broker-dealers when making recommendations to both retirement and non-retirement accounts.  In addition, various states have also implemented or proposed new fiduciary requirements.

Specific references in the Risk Factors reported in the Company’s 2017 Form 10-K regarding the impact the DOL Fiduciary Rule may have on the Company should be read to refer generally to “new fiduciary standards”, which would include any fiduciary standards imposed by the DOL, the SEC or any states.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information about the shares of Class A common stock we repurchased during the first quarter of 2018.

			Total Number of	Maximum Number (or
			Shares	Approximate Dollar
			Purchased as	Value) of Shares That
	Total Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under The
Period	Purchased (1)	per Share	Program	Program
January 1 - January 31	121,024	$22.32	—	n/a	(1)
February 1 - February 28	550,285	20.69	550,000	n/a	(1)
March 1 - March 31	325,000	19.74	325,000	n/a	(1)
Total	996,309	$20.58	875,000

(1)

On August 31, 1998, we announced that our Board of Directors approved a program to repurchase shares of our Class A common stock on the open market.  Under the repurchase program, we are authorized to repurchase, in any seven-day period, the greater of (i) 3% of our outstanding Class A common stock or (ii) $50 million of our Class A common stock.  We may repurchase our Class A common stock in privately negotiated transactions or through the New York Stock Exchange, other national or regional market systems, electronic communication networks or alternative trading systems.  Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased.  Our Board of Directors reviewed and ratified the stock repurchase program in October 2012.  During the first quarter of 2018, 121,309 shares were purchased in connection with funding employee income tax withholding obligations arising from the vesting of restricted shares.

In connection with the implementation of our new capital return policy, we intend to repurchase $250 million of our Class A common stock through late 2019, which is inclusive of buybacks to offset dilution of our equity grants.  We intend to engage in an opportunistic share repurchase plan to fulfill the targeted buybacks.

Item 6.Exhibits

10.1*

Severance Agreement and Release of All Claims, effective January 13, 2018, by and between Thomas W. Butch and W&R Corporate LLC.  Filed as Exhibit 10.1 to the Company’s Current Report on Form 8‑K, File No. 001‑13913, on January 18, 2018 and incorporated herein by reference.

31.1*	Section 302 Certification of Chief Executive Officer

31.2*	Section 302 Certification of Chief Financial Officer

32.1**	Section 906 Certification of Chief Executive Officer

32.2**	Section 906 Certification of Chief Financial Officer

101*

Materials from the Waddell & Reed Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Unaudited Consolidated Financial Statements, tagged in detail.

*     Filed herewith

**   Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 4th day of May 2018.

WADDELL & REED FINANCIAL, INC.

By:	/s/ Philip J. Sanders
Chief Executive Officer, Chief Investment Officer and Director
(Principal Executive Officer)

By:	/s/ Benjamin R. Clouse
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)