Form 10-Q
period 2018-06-30
WADDELL & REED FINANCIAL INC
filed 2018-08-03
CIK 1052100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Class	Outstanding as of July 27, 2018
Class A common stock, $.01 par value	79,759,291

WADDELL & REED FINANCIAL, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

Quarter Ended June 30, 2018

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	June 30,
	2018	December 31,
	(Unaudited)	2017
Assets:
Cash and cash equivalents	$240,420	207,829
Cash and cash equivalents - restricted	25,872	28,156
Investment securities	584,769	700,492
Receivables:
Funds and separate accounts	23,176	25,664
Customers and other	133,915	131,108
Prepaid expenses and other current assets	34,768	25,593
Total current assets	1,042,920	1,118,842

Property and equipment, net	77,154	87,667
Goodwill and identifiable intangible assets	145,869	147,069
Deferred income taxes	10,531	13,308
Other non-current assets	11,308	17,476
Total assets	$1,287,782	1,384,362

Liabilities:
Accounts payable	$36,208	38,998
Payable to investment companies for securities	61,695	43,422
Payable to third party brokers	24,237	25,153
Payable to customers	51,236	66,830
Short-term notes payable	—	94,996
Accrued compensation	46,192	47,643
Other current liabilities	41,925	44,797
Total current liabilities	261,493	361,839

Long-term debt	94,819	94,783
Accrued pension and postretirement costs	14,027	15,137
Other non-current liabilities	14,673	25,210
Total liabilities	385,012	496,969

Commitments and contingencies

Redeemable noncontrolling interests	17,052	14,509

Stockholders’ equity:
Preferred stock—$1.00 par value: 5,000 shares authorized; none issued	—	—
Class A Common stock—$0.01 par value: 250,000 shares authorized; 99,701 shares issued; 80,355 shares outstanding (82,687 at December 31, 2017)	997	997
Additional paid-in capital	302,144	301,410
Retained earnings	1,144,090	1,092,394
Cost of 19,346 common shares in treasury (17,014 at December 31, 2017)	(560,181)	(522,441)
Accumulated other comprehensive (loss) income	(1,332)	524
Total stockholders’ equity	885,718	872,884

Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,287,782	1,384,362

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited, in thousands, except for per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017

Revenues:
Investment management fees	$130,391	130,878	$264,083	261,314
Underwriting and distribution fees	137,873	128,776	275,914	257,607
Shareholder service fees	27,074	27,003	52,956	54,300
Total	295,338	286,657	592,953	573,221

Operating expenses:
Distribution	114,315	109,060	228,785	217,497
Compensation and benefits (including share-based compensation of $14,902, $14,054, $29,670 and $28,239, respectively)	65,828	65,332	134,613	132,367
General and administrative	19,143	23,287	38,681	45,482
Technology	17,235	17,780	33,879	34,757
Occupancy	6,969	7,548	13,933	15,333
Marketing and advertising	2,896	3,264	5,177	5,875
Depreciation	5,819	5,175	11,121	10,396
Subadvisory fees	3,683	3,194	7,391	5,891
Intangible asset impairment	1,200	900	1,200	1,500
Total	237,088	235,540	474,780	469,098

Operating income	58,250	51,117	118,173	104,123
Investment and other income	841	2,997	3,657	6,009
Interest expense	(1,551)	(2,788)	(3,353)	(5,574)

Income before provision for income taxes	57,540	51,326	118,477	104,558
Provision for income taxes	13,284	26,608	28,250	45,489
Net income	44,256	24,718	90,227	59,069
Net (loss) income attributable to redeemable noncontrolling interests	(222)	656	(588)	1,136
Net income attributable to Waddell & Reed Financial, Inc.	$44,478	24,062	$90,815	57,933

Net income per share attributable to Waddell and Reed Financial, Inc. common shareholders, basic and diluted:	$0.55	0.29	$1.10	0.69

Weighted average shares outstanding, basic and diluted:	81,449	83,611	82,275	83,843

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017

Net income	$44,256	24,718	$90,227	59,069

Other comprehensive income:

Unrealized appreciation (depreciation) of available for sale investment securities during the period, net of income tax expense (benefit) of $53, $(192), $(298) and $(1,673), respectively	169	1,235	(962)	4,834

Postretirement benefit, net of income tax benefit of $(7) , $(17), $(15) and $(34), respectively	(23)	(28)	(46)	(57)

Comprehensive income	44,402	25,925	89,219	63,846
Comprehensive (loss) income attributable to redeemable noncontrolling interests	(222)	656	(588)	1,136
Comprehensive income attributable to Waddell & Reed Financial, Inc.	$44,624	25,269	$89,807	62,710

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity and Redeemable Noncontrolling Interests

For the Six Months Ended June 30, 2018

(Unaudited, in thousands)

						Accumulated		Redeemable
			Additional			Other	Total	Non
	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’	Controlling
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity	interest
Balance at December 31, 2017	99,701	997	301,410	1,092,394	(522,441)	524	872,884	14,509
Adoption of recognition and measurement of financial assets and liabilities guidance (ASU 2016-01) on January 1, 2018	—	—	—	812	—	(812)	—	—
Adoption of reclassification of tax effects from accumulated other comprehensive income (loss) guidance (ASU 2018-02) on January 1, 2018				36		(36)	—
Net income	—	—	—	90,815	—	—	90,815	(588)
Net subscription of redeemable noncontrolling interests in sponsored funds	—	—	—	—	—	—	—	3,131
Recognition of equity compensation	—	—	23,643	913	—	—	24,556	—
Net issuance/forfeiture of nonvested shares	—	—	(22,909)		22,909		—	—
Dividends accrued, $0.50 per share	—	—	—	(40,880)	—	—	(40,880)	—
Repurchase of common stock	—	—	—	—	(60,649)	—	(60,649)	—
Other comprehensive loss	—	—	—	—	—	(1,008)	(1,008)	—
Balance at June 30, 2018	99,701	$997	302,144	1,144,090	(560,181)	(1,332)	885,718	17,052

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the six months ended June 30,
	2018	2017

Cash flows from operating activities:
Net income	$90,227	59,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,121	10,396
Write-down of impaired assets	1,200	1,500
Amortization of deferred sales commissions	1,890	2,675
Share-based compensation	29,670	28,239
Investments loss (gain), net	4,536	(4,662)
Net purchases of trading securities	(8,338)	(15,613)
Deferred income taxes	3,090	1,515
Net change in equity securities and trading debt securities held by consolidated sponsored funds	70,759	(114,407)
Other	2,092	209
Changes in assets and liabilities:
Customer and other receivables	(2,807)	28,823
Payable to investment companies for securities and payable to customers	2,679	(33,943)
Receivables from funds and separate accounts	2,488	5,994
Other assets	(1,932)	3,052
Accounts payable and payable to third party brokers	(3,706)	(6,805)
Other liabilities	(29,888)	3,857
Net cash provided by (used in) operating activities	$173,081	(30,101)

Cash flows from investing activities:
Purchases of available for sale and equity method securities	(27,093)	(28,881)
Proceeds from sales of equity and equity method securities	—	14,917
Proceeds from maturities of available for sale securities	77,966	—
Additions to property and equipment	(1,142)	(3,704)
Net cash provided by (used in) investing activities	$49,731	(17,668)

Cash flows from financing activities:
Dividends paid	(41,481)	(77,236)
Repurchase of common stock	(59,195)	(12,013)
Repayment of short-term debt, net of debt issuance costs	(94,960)	—
Net subscriptions, (redemptions, distributions and deconsolidations) of redeemable noncontrolling interests in sponsored funds	3,131	16,929
Other	—	87
Net cash used in financing activities	$(192,505)	(72,233)

Net increase (decrease) in cash and cash equivalents	30,307	(120,002)
Cash, cash equivalents, and restricted cash at beginning of period	235,985	586,239
Cash, cash equivalents, and restricted cash at end of period	$266,292	466,237

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.Description of Business and Significant Accounting Policies

Waddell & Reed Financial, Inc. and Subsidiaries

Waddell & Reed Financial, Inc. (hereinafter referred to as the “Company,” “we,” “our” or “us”) is a holding company, incorporated in the state of Delaware in 1981, that conducts business through its subsidiaries. Founded in 1937, we are one of the oldest mutual fund complexes in the United States, having introduced the Waddell & Reed Advisors group of mutual funds (the “Advisors Funds”) in 1940. Over time, we added additional mutual funds: Ivy Funds (the “Ivy Funds”); Ivy Variable Insurance Portfolios, our variable product offering (“Ivy VIP”); InvestEd Portfolios, our 529 college savings plan (“InvestEd”); and the Ivy High Income Opportunities Fund, a closed-end mutual fund (“IVH”). In 2016, we introduced the Ivy NextShares® exchange-traded managed funds (“Ivy NextShares”) (collectively, Ivy Funds, Ivy VIP, InvestEd, IVH, and Ivy NextShares are referred to as the “Funds”). On February 26, 2018, we completed the merger of Advisor Funds into Ivy Funds with substantially similar objectives and strategies. As of June 30, 2018, we had $78.7 billion in assets under management.

We derive our revenues from providing investment management and advisory services, investment product underwriting and distribution, and shareholder services administration to the Funds and institutional and separately managed accounts. Investment management and/or advisory fees are based on the amount of average assets under management and are affected by sales levels, financial market conditions, redemptions and the composition of assets. Our underwriting and distribution revenues consist of fees earned on fee‑based asset allocation programs and related advisory services, asset‑based service and distribution fees promulgated under the 1940 Act (“Rule 12b-1”), distribution fees on certain variable products, and commissions derived from sales of investment and insurance products. The products sold have various commission structures and the revenues received from those sales vary based on the type and dollar amount sold. Shareholder service fee revenue includes transfer agency fees, custodian fees from retirement plan accounts, portfolio accounting and administration fees, and is earned based on assets under management or number of client accounts.  Our major expenses are for commissions, employee compensation, field services, dealer services, information technology, occupancy and marketing and advertising.

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

The accompanying unaudited consolidated financial statements are prepared consistent with the accounting policies described in Note 1 to the consolidated financial statements included in our 2017 Form 10-K with the exception of the adoption of Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts from Customers,”  ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” ASU 2016-18, “Statement of Cash Flows: Restricted Cash,” ASU 2017-07, “Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” and ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” with all ASUs effective January 1, 2018.

The implementation of ASU 2014-09 did not have a material impact on the measurement or recognition of revenue from prior periods. See Note 3 – Revenue Recognition, for additional accounting policy information and the additional disclosures required by this ASU. Upon adoption of ASU 2016-01, we reclassified net unrealized holding gains, net of taxes, related to our available for sale investment portfolio from accumulated other comprehensive income to retained earnings. See consolidated statement of stockholders’ equity and redeemable noncontrolling interests for the financial statement reclassification impact of adopting this ASU. Upon adoption of ASU 2016-18, the Cash and cash equivalents – restricted financial statement line item is included as a component of cash and cash equivalents on the Company’s consolidated statements of cash flows for all periods presented. The adoption of ASU 2017-07 changed the income statement presentation of our noncontributory retirement plan that covers substantially all employees and certain vested employees of our former parent company (the “Pension Plan”) by requiring separation between operating expense (service cost component) and non-operating expense (all other components, including interest cost, amortization of prior service cost, mark-to-market gains and losses, curtailments and settlements, etc.). In addition, only the service cost component is eligible for capitalization as part of an asset. The adoption of this ASU had no effect on our net income because it only impacts the classification of certain information on the consolidated statements of income. An amendment to freeze the Pension Plan was approved effective September 30, 2017; therefore, after September 30, 2017, we no longer incur service costs. The service cost component of net periodic benefit cost was recognized in compensation and related costs through September 30, 2017. The other components of net periodic cost were reclassified to investment and other income (loss) on a retrospective basis. Upon early adoption of ASU 2018-02 tax effects that were stranded in other comprehensive income due to the Tax Reform Act were reclassified from accumulated other comprehensive income to retained earnings. The adoption of this ASU did not have a material impact on our consolidated financial statements and related disclosures. See consolidated statement of stockholders’ equity and redeemable noncontrolling interests for the financial statement reclassification impact of adopting this ASU.

Additionally, during the first quarter of 2018, we changed the presentation of certain line items in the consolidated statements of income that are intended to improve the transparency of the Company’s financial statements through clearer alignment of operating expenses with financial statement captions. Specifically, the Company revised its accounting policy related to the reporting of indirect underwriting and distribution expenses in the former underwriting and distribution caption and certain expenses historically reported as general and administrative. Expenses previously recorded as Underwriting and distribution expenses were retrospectively reclassified into (a) the following existing operating expense captions: Compensation and benefits and General and administrative, and (b) the following newly created operating expense captions: Distribution, Technology, Occupancy, and Marketing and advertising. Certain expenses historically reported as general and administrative were retrospectively reclassified into the following newly created operating expense captions: Technology, Occupancy, and Marketing and advertising. The Company considers the change in policy to be preferable and does not consider the change to be material to its consolidated financial statements. These changes were applied retrospectively to all periods presented and do not affect net income attributable to the Company.

In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only a normal and recurring nature) necessary to present fairly our financial position at June 30, 2018 and the results of operations and cash flows for the six months ended June 30, 2018 and 2017 in conformity with accounting principles generally accepted in the United States.

2.New Accounting Guidance

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Leases,” which increases transparency and comparability among organizations by establishing a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet with additional disclosures of key information about leasing arrangements.  This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted and certain practical expedients are available. The Company expects to adopt the provisions of this guidance on January 1, 2019.  The Company is in the process of identifying its impacted leases and continues to evaluate the impact that the ASU will have on its consolidated financial statements and related disclosures.

In June 2018, FASB issued ASU 2018-07, Compensation – Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share–based payments granted to nonemployees by aligning the accounting with the requirements for employee share–based compensation. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We are evaluating the estimated impact the adoption of this ASU will have on our consolidated financial statements and related disclosures.

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

Our investment advisory business receives research products and services from broker-dealers through soft dollar arrangements. Consistent with the soft dollar safe harbor established by Section 28(e) of the Securities Exchange Act of 1934, as amended, the investment advisory business does not have any contractual obligation requiring it to pay for research products and services obtained through soft dollar arrangements with brokers. As a result, we present soft dollar arrangements on a net basis.

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

	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017
	(in thousands)		(in thousands)
Investment management fees:
Unaffiliated and Broker-Dealer	$124,766	124,686	252,429	248,486
Institutional	5,625	6,192	11,654	12,828
Total investment management fees	$130,391	130,878	264,083	261,314
Underwriting and distribution fees:
Unaffiliated
Rule 12b-1 service and distribution fees	$20,051	22,852	41,027	46,869
Sales commissions on front-end load mutual fund and variable annuity sales	507	319	977	765
Other revenues	148	353	333	779
Total unaffiliated distribution fees	$20,706	23,524	42,337	48,413
Broker-Dealer
Fee-based asset allocation product revenues	$66,580	58,313	132,097	115,069
Rule 12b-1 service and distribution fees	18,109	18,863	36,486	37,518
Sales commissions on front-end load mutual fund and variable annuity sales	13,823	14,529	28,249	28,855
Sales commissions on other products	9,065	8,460	17,487	15,697
Other revenues	9,590	5,087	19,258	12,055
Total broker-dealer distribution fees	117,167	105,252	233,577	209,194
Total distribution fees	$137,873	128,776	275,914	257,607
Shareholder service fees:
Total shareholder service fees	$27,074	27,003	52,956	54,300

Total revenues	$295,338	286,657	592,953	573,221

4.Investment Securities

Investment securities at June 30, 2018 and December 31, 2017 are as follows:

	June 30,	December 31,
	2018	2017
	(in thousands)
Available for sale securities:
Certificates of deposit	$8,000	12,999
Commercial paper	—	34,978
Corporate bonds	186,136	197,442
U.S. Treasury bills	22,538	19,779
Total available for sale securities	216,674	265,198
Trading debt securities:
Certificates of deposit	2,000	1,999
Corporate bonds	59,671	55,414
U.S. Treasury bills	6,855	4,929
Mortgage-backed securities	9	10
Consolidated sponsored funds	37,342	62,038
Total trading securities	105,877	124,390
Equity securities:
Common stock	202	116
Sponsored funds(1)	167,777	137,857
Sponsored privately offered funds	782	695
Consolidated sponsored funds	30,985	77,048
Total equity securities	199,746	215,716
Equity method securities:
Sponsored funds	62,472	95,188
Total securities	$584,769	700,492

(1)Includes $124.0 million of investments at December 31, 2017, that were previously reported as available for sale securities prior to the adoption of ASU 2016-01 on January 1, 2018. Refer to Note 1 – Description of Business and Significant Accounting Policies – Basis of Presentation.

Certificates of deposit, corporate bonds and U.S. Treasury bills accounted for as available for sale and held as of June 30, 2018 mature as follows:

	Amortized
	cost	Fair value
	(in thousands)
Within one year	$82,240	81,761
After one year but within five years	136,756	134,913
	$218,996	216,674

Certificates of deposit, corporate bonds, U.S. Treasury bills and mortgage-backed securities accounted for as trading and held as of June 30, 2018 mature as follows:

Fair value
(in thousands)
Within one year	$19,143
After one year but within five years	44,619
After 10 years	4,773
$68,535

The following is a summary of the gross unrealized gains (losses) related to securities classified as available for sale at June 30, 2018:

	Amortized	Unrealized	Unrealized
	cost	gains	losses	Fair value
	(in thousands)
Available for sale securities:
Certificates of deposit	$8,000	1	(1)	8,000
Corporate bonds	188,014	42	(1,920)	186,136
U.S. Treasury bills	22,982	6	(450)	22,538
	$218,996	49	(2,371)	216,674

The following is a summary of the gross unrealized gains (losses) related to securities classified as available for sale at December 31, 2017:

	Amortized	Unrealized	Unrealized
	cost	gains	losses	Fair value
	(in thousands)
Available for sale securities:
Certificates of deposit	$13,000	1	(2)	12,999
Commercial paper	34,836	142	—	34,978
Corporate bonds	198,404	33	(995)	197,442
U.S. Treasury bills	20,019	—	(240)	19,779
	$266,259	176	(1,237)	265,198

A summary of available for sale investment securities with fair values below carrying values at June 30, 2018 and December 31, 2017 is as follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
June 30, 2018	Fair value	losses	Fair value	losses	Fair value	losses
	(in thousands)
Certificates of deposit	$2,999	(1)	—	—	2,999	(1)
Corporate bonds	151,822	(1,762)	14,152	(158)	165,974	(1,920)
U.S. Treasury bills	19,566	(450)	—	—	19,566	(450)
	$174,387	(2,213)	14,152	(158)	188,539	(2,371)

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
December 31, 2017	Fair value	losses	Fair value	losses	Fair value	losses
	(in thousands)
Certificates of deposit	$2,998	(2)	—	—	2,998	(2)
Corporate bonds	192,409	(995)	—	—	192,409	(995)
U.S. Treasury bills	19,779	(240)	—	—	19,779	(240)
	$215,186	(1,237)	—	—	215,186	(1,237)

Based upon our assessment of these investment securities, the time frame the investments have been in a loss position and our intent to hold the investment securities until they have recovered, we determined that a write-down was not necessary at June 30, 2018.

Sponsored Funds

The Company has classified its equity investments in the Ivy Funds as equity method investments (when the Company owns between 20% and 50% of the fund) or equity securities (when the Company owns less than 20% of the fund).  These entities do not meet the criteria of a variable interest entity (“VIE”) and are considered to be voting interest entities (“VOE”). The Company has determined the Ivy Funds are VOEs because the structure of the investment products is such that the voting rights held by the equity holders provide for equality among equity investors.

Sponsored Privately Offered Funds

The Company holds an interest in a privately offered fund structured in the form of a limited liability company.  The members of this entity have the substantive ability to remove the Company as managing member or dissolve the entity upon a simple majority vote.  This entity does not meet the criteria of a VIE and is considered to be a VOE.

Consolidated Sponsored Funds

The following table details the balances related to consolidated sponsored funds at June 30, 2018, and at December 31, 2017, as well as the Company’s net interest in these funds:

	June 30,	December 31,
	2018	2017
	(in thousands)
Cash	$77,306	8,472
Investments	68,327	139,086
Other assets	556	1,588
Other liabilities	(216)	(1,040)
Redeemable noncontrolling interests	(17,052)	(14,509)
Net interest in consolidated sponsored funds	$128,921	133,597

During the three months ended June 30, 2018, we consolidated an Ivy Fund, Ivy NextShares and IGI Funds in which we provided initial seed capital at the time of the funds’ formation. In May, we started the process of liquidating the Ivy Global Investors Société d’Investissement à Capital Variable and its Ivy Global Investors sub-funds, including converting the investments held by the funds to cash. When we no longer have a controlling financial interest in a sponsored fund, it is deconsolidated from our consolidated financial statements.

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

The following tables summarize our investment securities as of June 30, 2018 and December 31, 2017 that are recognized in our consolidated balance sheets using fair value measurements based on the differing levels of inputs.

June 30, 2018	Level 1	Level 2	Level 3	Other Assets Held at Net Asset Value	Total
	(in thousands)
Cash equivalents: (1)
Money market funds	$136,360	—	—	—	136,360
Commercial paper	—	10,222	—	—	10,222
Total cash equivalents	$136,360	10,222	—	—	146,582
Available for sale securities:
Certificates of deposit	$—	8,000	—	—	8,000
Corporate bonds	—	186,136	—	—	186,136
U.S. Treasury bills	—	22,538	—	—	22,538
Trading debt securities:
Certificates of deposit	—	2,000	—	—	2,000
Corporate bonds	—	59,671	—		59,671
U.S. Treasury bills	—	6,855	—	—	6,855
Mortgage-backed securities	—	9	—	—	9
Consolidated sponsored funds	—	37,342	—	—	37,342
Equity securities:
Common stock	137	—	65	—	202
Sponsored funds	167,777	—	—	—	167,777
Sponsored privately offered funds measured at net asset value (2)	—	—	—	782	782
Consolidated sponsored funds	30,977	8	—	—	30,985
Equity method securities: (3)
Sponsored funds	62,472	—	—	—	62,472
Total	$261,363	322,559	65	782	584,769

December 31, 2017	Level 1	Level 2	Level 3	Other Assets Held at Net Asset Value	Total
	(in thousands)
Cash equivalents: (1)
Money market funds	$145,785	—	—	—	145,785
Commercial paper	—	11,064	—	—	11,064
Total cash equivalents	$145,785	11,064	—	—	156,849
Available for sale securities:
Certificates of deposit	$—	12,999	—	—	12,999
Commercial paper	—	34,978	—	—	34,978
Corporate bonds	—	197,442	—	—	197,442
U.S. Treasury bills	—	19,779	—	—	19,779
Trading debt securities:
Certificates of deposit	—	1,999	—	—	1,999
Corporate bonds	—	55,414	—		55,414
U.S. Treasury bills	—	4,929	—	—	4,929
Mortgage-backed securities	—	10	—	—	10
Consolidated sponsored funds	—	62,038	—	—	62,038
Equity securities:
Common stock	116	—	—	—	116
Sponsored funds	137,857	—	—	—	137,857
Sponsored privately offered funds measured at net asset value (2)	—	—	—	695	695
Consolidated sponsored funds	77,048	—	—	—	77,048
Equity method securities: (3)
Sponsored funds	95,188	—	—	—	95,188
Total	$310,209	389,588	—	695	700,492

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

The following table summarizes the activity of investments categorized as Level 3 for the six months ended June 30, 2018:

For the six months ended
June 30, 2018
(in thousands)
Level 3 assets at December 31, 2017	$—
Additions	419
Valuation change	(37)
Redemptions	(317)
Level 3 assets at June 30, 2018	$65

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

Excluding derivative financial instruments held in certain consolidated sponsored funds, the Company was party to five total return swap contracts with a combined notional value of $242.1 million and six total return swap contracts with a combined notional value of $213.9 million as of June 30, 2018 and December 31, 2017, respectively. These derivative financial instruments are not designated as hedges for accounting purposes.  Changes in fair value of the total return swap contracts are recognized in investment and other income on the Company’s consolidated statements of income.

The Company posted $7.0 million and $9.7 million in cash collateral with the counterparties of the total return swap contracts as of June 30, 2018 and December 31, 2017, respectively.  The cash collateral is included in Customers and other receivables on the Company’s consolidated balance sheet.  The Company does not record its fair value in derivative transactions against the posted collateral.

The following table presents the fair value of the derivative financial instruments, excluding derivative financial instruments held in certain consolidated sponsored funds as of June 30, 2018 and December 31, 2017 and is calculated based on Level 2 inputs:

		June 30,	December 31,
		2018	2017
	Balance sheet
	location	Fair value	Fair value
		(in thousands)
Total return swap contracts	Prepaid expenses and other current assets (liabilities)	$2,477	(1,093)

The following is a summary of net losses recognized in income for the three and six months ended June 30, 2018 and June 30, 2017:

		Three months ended		Six months ended
	Income statement	June 30,		June 30,
	location	2018	2017	2018	2017
		(in thousands)		(in thousands)
Total return swap contracts	Investment and other income	$(1,908)	(7,421)	$(543)	(18,466)

6.Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of purchase price over the tangible assets and identifiable intangible assets of an acquired business.  Our goodwill is not deductible for tax purposes.  Goodwill and identifiable intangible assets (all considered indefinite lived) at June 30, 2018 and December 31, 2017 are as follows:

	June 30,	December 31,
	2018	2017
	(in thousands)
Goodwill	$106,970	106,970

Mutual fund management advisory contracts	38,699	38,699
Mutual fund management subadvisory contract	—	1,200
Other	200	200
Total identifiable intangible assets	38,899	40,099

Total	$145,869	147,069

During the second quarter of 2018, the balance of the mutual fund management subadvisory contract intangible asset was determined to be impaired due to a termination of the subadvisory agreement.

7.Indebtedness

Debt is reported at its carrying amount in the consolidated balance sheet.  The fair value of the Company’s senior unsecured note maturing January 13, 2021 is $98.7 million at June 30, 2018 compared to the carrying value net of debt issuance costs of $94.8 million, which is listed under long-term debt in the consolidated balance sheet.  Fair value is calculated based on Level 2 inputs.

8.Income Tax Uncertainties

In the accompanying consolidated balance sheet, unrecognized tax benefits that are not expected to be settled within the next 12 months are included in other liabilities; unrecognized tax benefits that are expected to be settled within the next 12 months are included in income taxes payable; unrecognized tax benefits that reduce a net operating loss, similar tax loss, or tax credit carryforward are presented as a reduction to non-current deferred income taxes. As of June 30, 2018 and December 31, 2017, the Company’s consolidated balance sheet included unrecognized tax benefits, including penalties and interest, of $2.7 million ($2.3 million net of federal benefit) and $10.9 million ($8.9 million net of federal benefit), respectively, that, if recognized, would impact the Company’s effective tax rate.  The Company finalized a voluntary disclosure agreement with a state tax jurisdiction in June 2018, which reduced unrecognized tax benefits by $9.3 million ($7.6 million net of federal benefit).

The Company’s accounting policy with respect to interest and penalties related to income tax uncertainties is to classify these amounts as income taxes.  The total amount of penalties and interest, net of federal impact, related to income tax uncertainties recognized in the statement of income for the six month period ended June 30, 2018 was a benefit of $2.7 million.  Most of this benefit resulted from the settlement of the previously mentioned voluntary disclosure agreement, which accounted for a $3.0 million benefit to the statement of income.  The total amount of accrued penalties and interest related to uncertain tax positions recognized in the consolidated balance sheet at June 30, 2018 and December 31, 2017 is $0.7 million ($0.6 million net of federal benefit) and $4.0 million ($3.5 million net of federal benefit), respectively.

In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain.  In addition, respective tax authorities periodically audit our income tax returns.  These audits examine our significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions.  The Company is currently under audit in one state jurisdiction in which it operates.  The Company expects to settle the audit in this jurisdiction within the next 12-month period.  The Company’s liability for unrecognized tax benefits, including penalties and interest, is not expected to decrease significantly upon settlement of this audit.  Additionally, such settlement is not anticipated to have a significant impact on the results of operations.

The 2014, 2015, 2016, and 2017 federal income tax returns are open tax years that remain subject to potential future audit.  State income tax returns for all years after 2013 and, in certain states, income tax returns for 2013, are subject to potential future audit by tax authorities in the Company’s major state tax jurisdictions.

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

The components of net periodic pension and other postretirement costs related to these plans were as follows:

			Other				Other
	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	Three months ended June 30,		Three months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017	2018	2017	2018	2017
	(in thousands)				(in thousands)
Components of net periodic benefit cost:
Service cost	$—	2,683	$—	—	$—	5,409	$—	—
Interest cost	1,485	1,604	13	14	2,993	3,258	27	29
Expected return on plan assets	(2,062)	(2,558)	—	—	(4,131)	(5,117)	—	—
Actuarial loss (gain) amortization	—	—	(30)	(45)	—	—	(60)	(90)
Prior service cost (credit) amortization	—	—	—	(1)	—	—	(1)	(2)
Transition obligation amortization	—	—	—	—	—	—	—	—

Total	$(577)	1,729	$(17)	(32)	$(1,138)	3,550	$(34)	(63)

10.Stockholders’ Equity

Earnings per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)

Net income attributable to Waddell & Reed Financial, Inc.	$44,478	24,062	$90,815	57,933

Weighted average shares outstanding, basic and diluted	81,449	83,611	82,275	83,843

Earnings per share, basic and diluted	$0.55	0.29	$1.10	0.69

Dividends

On April 26, 2018, the Board of Directors approved a dividend on our Class A common stock in the amount of $0.25 per share to stockholders of record on July 11, 2018. The total dividend paid on August 1, 2018 was $20.1 million and was included in other current liabilities as of June 30, 2018.

Common Stock Repurchases

The Board of Directors has authorized the repurchase of our Class A common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including issuing shares to employees in our stock-based compensation programs.

There were 2,098,625 shares and 237,472 shares repurchased in the open market or privately during the three months ended June 30, 2018 and 2017, respectively, which includes 508,625 shares and 237,472 shares, respectively, repurchased from employees who tendered shares to cover their minimum income tax withholdings with respect to vesting of stock awards during these two reporting periods. There were 3,094,934 shares and 714,354 shares repurchased in the open market or privately during the six months ended June 30, 2018 and 2017, respectively, which includes 629,934 shares and 239,354 shares, respectively, repurchased from employees who tendered shares to cover their minimum income tax withholdings with respect to the vesting of stock awards during each of these two reporting periods.

Accumulated Other Comprehensive Income (Loss)

The following tables summarize accumulated other comprehensive income (loss) activity for the three and six months ended June 30, 2018 and June 30, 2017.

			Total
	Unrealized	Postretirement	accumulated
	gains (losses)	benefits	other
	on investment	unrealized	comprehensive
Three months ended June 30, 2018	securities	gains (losses)	income (loss)
	(in thousands)
Balance at March 31, 2018	$(1,941)	463	(1,478)
Other comprehensive income before reclassification	169	—	169
Amount reclassified from accumulated other comprehensive loss	—	(23)	(23)
Net current period other comprehensive income (loss)	169	(23)	146
Balance at June 30, 2018	$(1,772)	440	(1,332)

		Change in
		valuation
		allowance for
		unrealized		Total
	Unrealized	gains	Postretirement	accumulated
	gains (losses)	(losses) on	benefits	other
	on investment	investment	unrealized	comprehensive
Three months ended June 30, 2017	securities	securities	gains (losses)	income (loss)
	(in thousands)
Balance at March 31, 2017	$(2,641)	(1,120)	574	(3,187)
Other comprehensive income before reclassification	722	619	—	1,341
Amount reclassified from accumulated other comprehensive loss	(67)	(39)	(28)	(134)
Net current period other comprehensive income (loss)	655	580	(28)	1,207
Balance at June 30, 2017	$(1,986)	(540)	546	(1,980)

		Pension and	Total
	Unrealized	postretirement	accumulated
	gains (losses)	benefits	other
	on investment	unrealized	comprehensive
Six months ended June 30, 2018	securities	gains (losses)	income (loss)
	(in thousands)
Balance at December 31, 2017	$145	379	524
Amount reclassified to retained earnings for recently adopted ASUs	(955)	107	(848)
Other comprehensive loss before reclassification	(962)	—	(962)
Amount reclassified from accumulated other comprehensive loss	—	(46)	(46)
Net current period other comprehensive (loss) income	(1,917)	61	(1,856)
Balance at June 30, 2018	$(1,772)	440	(1,332)

		Change in
		valuation
		allowance for
		unrealized	Pension and	Total
	Unrealized	gains	postretirement	accumulated
	(gains) losses	(losses) on	benefits	other
	on investment	investment	unrealized	comprehensive
Six months ended June 30, 2017	securities	securities	gains (losses)	income (loss)
	(in thousands)
Balance at December 31, 2016	$(3,972)	(3,388)	603	(6,757)
Other comprehensive income before reclassification	2,146	2,943	—	5,089
Amount reclassified from accumulated other comprehensive loss	(160)	(95)	(57)	(312)
Net current period other comprehensive income (loss)	1,986	2,848	(57)	4,777
Balance at June 30, 2017	$(1,986)	$(540)	546	(1,980)

Reclassifications from accumulated other comprehensive income (loss) and included in net income are summarized in the tables that follow.

	For the three months ended June 30, 2018
		Tax
		(expense)		Statement of income
	Pre-tax	benefit	Net of tax	line item or retained earnings
	(in thousands)
Reclassifications included in net income:
Amortization of postretirement benefits	$30	(7)	23	Compensation and benefits and retained earnings
Total	$30	(7)	23

	For the three months ended June 30, 2017
		Tax
		(expense)
	Pre-tax	benefit	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Sponsored funds investment gains	$106	(39)	67	Investment and other income (loss)
Valuation allowance	—	39	39	Provision for income taxes
Amortization of postretirement benefits	45	(17)	28	Compensation and benefits and retained earnings
Total	$151	(17)	134

	For the six months ended June 30, 2018
		Tax
		(expense)
	Pre-tax	benefit	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income or retained earnings for ASUs adopted in 2018:
Sponsored funds investment gains	$1,295	(340)	955	Investment and other income
Amortization of postretirement benefits	60	(121)	(61)	Compensation and benefits and retained earnings
Total	$1,355	(461)	894

	For the six months ended June 30, 2017
		Tax
		(expense)
	Pre-tax	benefit	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Sponsored funds investment gains	$254	(94)	160	Investment and other income
Valuation allowance	—	95	95	Provision for income taxes
Amortization of postretirement benefits	92	(35)	57	Compensation and benefits and retained earnings
Total	$346	(34)	312

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

Shareholder Derivative Litigation

As previously disclosed, in an action filed on April 18, 2016 in the District Court of Johnson County, Kansas, Hieu Phan v. Ivy Investment Management Company, et al. (Case No. I6CV02338 Div. 4), plaintiff filed a putative derivative action on behalf of the nominal defendant, a mutual fund trust affiliated with the Company, alleging breach of fiduciary duty and breach of contract claims relating to an investment held in the affiliated mutual fund by the Company's registered investment adviser subsidiary. On behalf of the nominal defendant trust, plaintiff filed claims against the Company’s registered investment adviser subsidiary and current and retired trustees of the trust seeking monetary damages and demanding a jury trial. On May 2, 2017, the nominal defendant trust filed a motion to stay the litigation pending the investigation and recommendation of a special litigation committee formed by the nominal defendant trust. On June 13, 2017, the court granted a 60-day stay until August 12, 2017, after which formal discovery commenced. While the Company denies that any of its subsidiaries breached their fiduciary duties to, or committed a breach of the investment management agreement with, the nominal defendant trust, on January 8, 2018 the parties to the litigation reached a settlement in principle. The settlement contemplates the payment of $19.9 million (less $6.0 million for attorney’s fees plus nominal costs associated with notice to shareholders), recoverable to the Company through insurance, to the affiliated mutual fund for the benefit of its shareholders. On July 30, 2018, the court entered an order granting final approval of the settlement.  The settlement is subject to appeal for 30 days following the court’s final approval.  The Company has recorded a liability and offsetting receivable from insurance, which are reflected in the Company's 2018 and 2017 consolidated balance sheets.

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

•	Non-compliance with applicable laws or regulations and changes in current legal, regulatory, accounting, tax or compliance requirements or governmental policies;

•	Our inability to attract and retain senior executive management and other key personnel to conduct our business;

•	A failure in, or breach of, our operational or security systems or our technology infrastructure, or those of third parties on which we rely; and

•	Our inability to implement new information technology and systems, or our inability to complete such implementation in a timely or cost effective manner.

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

Our products are distributed through our unaffiliated channel, or through our broker-dealer channel by Waddell and Reed, Inc. (“W&R”) independent financial advisors. Through our institutional channel, we distribute an array of investment styles to a variety of clients.

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

In our broker-dealer channel, 1,130 independent financial advisors associated with W&R and 339 licensed advisor associates, who operate out of offices located throughout the United States, provide financial advice for retirement, education funding, estate planning and other financial needs for clients.

Operating Results

•

Net income attributable to Waddell & Reed Financial, Inc. for the second quarter 2018 was $44.5 million, or $0.55 per diluted share, compared to $24.1 million, or $0.29 per diluted share, during the second quarter of 2017.

•

Revenues of $295.3 million during the second quarter of 2018 increased 3% compared to the second quarter of 2017.  Operating expenses of $237.1 million during the second quarter of 2018 increased 1% compared to the same quarter in 2017. The operating margin was 19.7% during the second current quarter of 2018, compared to 17.8% during the second quarter of 2017.

•	Continued improvement across the 1, 3 and 5-year Lipper and Morningstar rankings in most of our key strategies.

•

Average trailing 12-month productivity per advisor increased to $314 thousand in the second quarter of 2018 compared to $232 thousand in the second quarter of 2017, as we continue to focus our advisory programs on high performing financial advisors.

•	During the second quarter of 2018, we returned $60.7 million of capital to stockholders through dividends and share repurchases, compared to $42.5 million in the same period in 2017.

•	Our balance sheet remains solid and we ended the second quarter of 2018 with cash and investments of $808.3 million, excluding redeemable noncontrolling interests in consolidated sponsored funds.

•	In July 2018, we proposed the merger of five Ivy Funds and one Ivy VIP Fund which, if approved by shareholders, are expected to be effective in November 2018.

Assets Under Management

During the second quarter of 2018, assets under management decreased 2% to $78.7 billion from $80.2 billion at March 31, 2018 due to net outflows of $3.1 billion, partially offset by market appreciation of $1.6 billion.

Change in Assets Under Management (1)

	Three months ended June 30, 2018
			Broker-
	Unaffiliated(2)	Institutional	Dealer	Total
	(in millions)

Beginning Assets	$31,055	6,449	42,707	80,211

Sales (3)	1,779	153	1,002	2,934
Redemptions	(2,646)	(1,652)	(1,770)	(6,068)
Net Exchanges	284	—	(284)	—
Net Flows	(583)	(1,499)	(1,052)	(3,134)

Market Action	310	300	964	1,574
Ending Assets	$30,782	5,250	42,619	78,651

	Three months ended June 30, 2017
			Broker-
	Unaffiliated(2)	Institutional	Dealer	Total
	(in millions)

Beginning Assets	$30,182	7,792	43,110	81,084

Sales (3)	2,080	78	1,142	3,300
Redemptions	(2,886)	(1,057)	(1,812)	(5,755)
Net Exchanges	235	6	(241)	—
Net Flows	(571)	(973)	(911)	(2,455)

Market Action	696	217	885	1,798
Ending Assets	$30,307	7,036	43,084	80,427

During the first six months of 2018, assets under management decreased 3% to $78.7 billion from $81.1 billion at December 31, 2017 due to net outflows of $4.6 billion, partially offset by market appreciation of $2.2 billion.

	Six months ended June 30, 2018
			Broker-
	Unaffiliated(2)	Institutional	Dealer	Total
	(in millions)

Beginning Assets	$31,133	6,289	43,660	81,082

Sales (3)	4,025	705	2,002	6,732
Redemptions	(5,339)	(2,257)	(3,727)	(11,323)
Net Exchanges	531	—	(531)	—
Net Flows	(783)	(1,552)	(2,256)	(4,591)

Market Action	432	513	1,215	2,160
Ending Assets	$30,782	5,250	42,619	78,651

	Six months ended June 30, 2017
			Broker-
	Unaffiliated(2)	Institutional	Dealer	Total
	(in millions)

Beginning Assets	$30,295	7,904	42,322	80,521

Sales (3)	3,879	222	2,119	6,220
Redemptions	(6,593)	(1,786)	(3,682)	(12,061)
Net Exchanges	471	6	(477)	—
Net Flows	(2,243)	(1,558)	(2,040)	(5,841)

Market Action	2,255	690	2,802	5,747
Ending Assets	$30,307	7,036	43,084	80,427

(1)	Includes all activity of the Funds and institutional and separate accounts, including money market funds and transactions at net asset value, accounts for which we receive no commissions.

(2)	Unaffiliated includes National channel (home office and wholesale), Defined Contribution Investment Only, Registered Investment Advisor and Variable Annuity.

(3)	Sales is primarily gross sales (net of sales commissions). This amount also includes net reinvested dividends and capital gains and investment income.

Average Assets Under Management

Average assets under management, which are generally more indicative of trends in revenue from investment management services than the change in ending assets under management, are presented below.

	Three months ended June 30, 2018
			Broker-
	Unaffiliated	Institutional	Dealer	Total
	(in millions)

Asset Class:
Equity	$25,045	5,664	31,795	$62,504
Fixed Income	5,710	79	9,888	15,677
Money Market	91	—	1,722	1,813
Total	$30,846	5,743	43,405	$79,994

	Three months ended June 30, 2017
			Broker-
	Unaffiliated	Institutional	Dealer	Total
	(in millions)

Asset Class:
Equity	$23,224	6,855	31,134	$61,213
Fixed Income	6,836	375	10,239	17,450
Money Market	103	—	1,878	1,981
Total	$30,163	7,230	43,251	$80,644

	Six months ended June 30, 2018
			Broker-
	Unaffiliated	Institutional	Dealer	Total
	(in millions)

Asset Class:
Equity	$24,982	6,026	32,420	$63,428
Fixed Income	5,755	86	10,068	15,909
Money Market	93	—	1,767	1,860
Total	$30,830	6,112	44,255	$81,197

	Six months ended June 30, 2017
			Broker-
	Unaffiliated	Institutional	Dealer	Total
	(in millions)

Asset Class:
Equity	$23,144	7,198	31,333	$61,675
Fixed Income	6,872	382	10,084	17,338
Money Market	110	—	1,914	2,024
Total	$30,126	7,580	43,331	$81,037

Assets Under Administration

Assets under administration (“AUA”) include assets for which we provide administrative services such as client assets invested in other companies’ products that we offer outside of our fee-based asset allocation programs. These assets include those held in clients’ brokerage accounts. AUA are presented below.

	Three months ended	Three months ended
(in millions)	June 30, 2018	June 30, 2017
AUA
Advisory assets	$22,868	19,535
Non-advisory assets	34,210	34,373
Total assets under administration	$57,078	53,908

Net new advisory assets[1]	$315	22
Net new non-advisory assets[1,2]	(916)	(693)
Total net new assets[1]	$(601)	(671)

Annualized advisory AUA growth[3]	5.7%	0.5%
Annualized AUA growth[3]	(4.3)%	(5.0)%

	Six months ended	Six months ended
(in millions)	June 30, 2018	June 30, 2017
AUA
Advisory assets	$22,868	19,535
Non-advisory assets	34,210	34,373
Total assets under administration	$57,078	53,908

Net new advisory assets[1]	$707	(78)
Net new non-advisory assets[1,2]	(1,900)	(1,561)
Total net new assets[1]	$(1,192)	(1,639)

Annualized advisory AUA growth[3]	6.5%	(0.8)%
Annualized AUA growth[3]	(4.2)%	(6.3)%

Advisor headcount	1,130	1,581
Average trailing 12-month production per advisor[4] (in thousands)	$314	232
Advisor associates	339	254

1Net new assets is calculated by taking total client deposits and net transfers less client withdrawals.

2Excludes activity related to products held outside of our platform. These assets represent less than 10% of total AUA.

3Annualized growth is calculated by annualizing net new assets divided by beginning assets under administration.

4Production per advisor is calculated as trailing 12-month Total Underwriting and distributions fees less “other” underwriting and distribution fees divided by the average number of advisors.  “Other” underwriting and distribution fees predominantly include fees paid by advisors for programs and services.

Results of Operations — Three and Six Months Ended June 30, 2018 as Compared with Three and Six Months Ended June 30, 2017

Total Revenues

Total revenues increased 3% to $295.3 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. For the six months ended June 30, 2018, total revenues increased $19.7 million, or 3%, compared to the same period in the prior year.

	Three months ended
	June 30,
	2018	2017	Variance
	(in thousands, except percentage data)
Investment management fees	$130,391	130,878	—%
Underwriting and distribution fees	137,873	128,776	7%
Shareholder service fees	27,074	27,003	—%
Total revenues	$295,338	286,657	3%

	Six months ended
	June 30,
	2018	2017	Variance
	(in thousands, except percentage data)
Investment management fees	$264,083	261,314	1%
Underwriting and distribution fees	275,914	257,607	7%
Shareholder service fees	52,956	54,300	(2)%
Total revenues	$592,953	573,221	3%

Investment Management Fee Revenues

Investment management fee revenues for the second quarter of 2018 decreased $0.5 million, or less than 1%, from the second quarter of 2017. For the six month period ended June 30, 2018, investment management fee revenues increased $2.8 million, or 1%, compared to the same period in 2017. In the fourth quarter of 2017, nine Advisors Funds merged into Ivy Funds with substantially similar objectives and strategies. The remaining 11 Advisor Funds merged into Ivy Funds on February 26, 2018.  As a result of the mergers, the Company anticipates investment management fee revenue in 2018 will decrease between $10 million and $11 million annually from 2017.

The following table summarizes investment management fee revenues, related average assets under management, fee waivers and investment management fee rates for the three and six months ended June 30, 2018 and 2017.

	Three months ended June 30,
	2018	2017	Variance
	(in thousands, except for management fee rate and average assets)
Investment management fees (net)	$124,766	124,686	—%
Average assets (in millions)	74,250	73,414	1%
Management fee rate (net)	0.6740%	0.6812%
Total fee waivers	$3,135	2,622	20%
Institutional investment management fees (net)	$5,625	6,192	(9)%
Institutional average assets (in millions)	5,743	7,230	(21)%
Institutional management fee rate (net)	0.4099%	0.3679%

	Six months ended June 30,
	2018	2017	Variance
	(in thousands, except for management fee rate and average assets)
Investment management fees (net)	$252,429	248,486	2%
Average assets (in millions)	75,084	73,457	2%
Management fee rate (net)	0.6780%	0.6822%
Total fee waivers	$5,446	4,189	30%
Institutional investment management fees (net)	$11,654	12,828	(9)%
Institutional average assets (in millions)	6,112	7,580	(19)%
Institutional management fee rate (net)	0.4048%	0.3655%

Revenues from investment management services provided to our affiliated mutual funds, which are distributed through the unaffiliated and broker-dealer channels, increased slightly in the second quarter of 2018 compared to the second quarter of 2017.  Fee waivers increased during the second quarter in 2018 compared to the second quarter of 2017 primarily due to the inclusion of common fund expenses that were previously not reimbursed. Fee waivers for the Funds are recorded as an offset to investment management fees up to the amount of fees earned. For the six months ended June 30, 2018, revenues from investment management services provided to our affiliated mutual funds increased $3.9 million, compared to the first six months of 2017 due to an increase in average assets under management. Fee waivers increased during the six months ended June 30, 2018 compared to the same period in 2017 due to the Advisors Funds mergers and the inclusion of common fund expenses that were previously not reimbursed. Effective July 31, 2018, fund expenses for 10 of our funds across only specific share classes were reduced via specific fee waivers, which the Company anticipates will decrease investment management fees between $17 million and $19 million annually, assuming no correlated increase in assets.

Institutional account revenues in the second quarter of 2018 decreased $0.6 million compared to the first quarter of 2017 due to a 21% decrease in average assets under management, partially offset by an increase in the average management fee rate. For the six month period ended June 30, 2018, institutional account revenues decreased $1.2 million, compared to the same period in 2017 primarily due to a 19% decrease in average assets under management, partially offset by an increase in the average management fee rate.

	Annualized long-term redemption rates
	(excludes money market redemptions)
	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Unaffiliated channel	34.9%	39.2%	35.3%	44.8%
Institutional channel	115.4%	58.7%	74.5%	47.5%
Broker-Dealer channel	14.4%	14.7%	14.8%	14.9%
Total	29.8%	27.9%	27.2%	29.2%

The decreased long-term redemption rate for the six months ended June 30, 2018 in the unaffiliated channel was driven primarily by improved redemption rates in the Ivy Asset Strategy Fund and the Ivy VIP Asset Strategy Fund (the “Asset Strategy funds”). Redemptions in the Asset Strategy funds represented approximately 9% of the unaffiliated channel’s redemptions during the second quarter of 2018, reduced from 24% in the second quarter of 2017. The increased long-term redemption rate for both comparative periods in the Institutional channel was due to client redemptions of $1.3 billion from our Core Equity and Large Cap Growth strategies during the second quarter of 2018. Additionally, in July 2018, we were notified of $367 million of redemptions in our Large Cap Growth strategy and $114 million of redemptions in our Core Equity strategy in our Institutional channel.  Prolonged redemptions in any of our distribution channels could negatively affect revenues in future periods.

Our overall current year-to-date annualized redemption rate of 27.2% is higher than the current year-to-date industry average of approximately 24.0%, based on data from the Investment Company Institute.

Underwriting and Distribution Fee Revenues

The following tables summarize the significant components of underwriting and distribution fee revenues by distribution channel:

	For the three months ended June 30, 2018
		Broker-
	Unaffiliated	Dealer	Total
	(in thousands)

Underwriting and distribution fee revenues
Fee-based asset allocation product revenues	$—	66,580	66,580
Rule 12b-1 service and distribution fees	20,051	18,109	38,160
Sales commissions on front-end load mutual fund and variable annuity products	507	13,823	14,330
Sales commissions on other products	—	9,065	9,065
Other revenues	148	9,590	9,738
Total	$20,706	117,167	137,873

	For the three months ended June 30, 2017
		Broker-
	Unaffiliated	Dealer	Total
	(in thousands)

Underwriting and distribution fee revenues
Fee-based asset allocation product revenues	$—	58,313	58,313
Rule 12b-1 service and distribution fees	22,852	18,863	41,715
Sales commissions on front-end load mutual fund and variable annuity products	319	14,529	14,848
Sales commissions on other products	—	8,460	8,460
Other revenues	353	5,087	5,440
Total	$23,524	105,252	128,776

	For the six months ended June 30, 2018
		Broker-
	Unaffiliated	Dealer	Total
	(in thousands)

Underwriting and distribution fee revenues
Fee-based asset allocation product revenues	$—	132,097	132,097
Rule 12b-1 service and distribution fees	41,027	36,486	77,513
Sales commissions on front-end load mutual fund and variable annuity products	977	28,249	29,226
Sales commissions on other products	—	17,487	17,487
Other revenues	333	19,258	19,591
Total	$42,337	233,577	275,914

	For the six months ended June 30, 2017
		Broker-
	Unaffiliated	Dealer	Total
	(in thousands)

Underwriting and distribution fee revenues
Fee-based asset allocation product revenues	$—	115,069	115,069
Rule 12b-1 service and distribution fees	46,869	37,518	84,387
Sales commissions on front-end load mutual fund and variable annuity products	765	28,855	29,620
Sales commissions on other products		15,697	15,697
Other revenues	779	12,055	12,834
Total	$48,413	209,194	257,607

Underwriting and distribution revenues earned in the second quarter of 2018 increased by $9.1 million, or 7%, compared to the second quarter of 2017, primarily driven by an increase in fee-based asset allocation product revenues of $8.3 million, partially offset by a decrease in Rule 12b-1 asset-based service and distribution fees across both channels.  Fee-based asset allocation product revenues increased primarily due to an increase in fee-based asset allocation assets of $3.3 billion, or 17%, while Rule 12b-1 asset-based service and distribution fees decreased due to a decrease in average mutual fund assets under management for which we earn Rule 12b-1 revenues. Additionally, other revenues increased $4.5 million in the second quarter of 2018 compared to the second quarter of 2017 primarily due to an increase in payments received from independent financial advisors for services.

For the six months ended June 30, 2018, underwriting and distribution revenues increased by $18.3 million, or 7%, compared to the six months ended June 30, 2017, primarily driven by an increase in fee-based asset allocation product revenues of $17.0 million, partially offset by a decrease in Rule 12b-1 asset-based service and distribution fees across both channels.  Fee-based asset allocation product revenues increased primarily due to an increase in fee-based asset allocation assets of $3.3 billion, or 17%, while Rule 12b-1 asset-based service and distribution fees decreased due to a decrease in average mutual fund assets under management for which we earn Rule 12b-1 revenues. Additionally, other revenues increased $7.2 million in the six months ended June 30, 2018 compared to the same period in 2017 primarily due to an increase in payments received from independent financial advisors for services.

Shareholder Service Fee Revenue

During the second quarter of 2018, shareholder service fee revenue slightly increased compared to the second quarter of 2017. Custodian fees increased $1.1 million, or 74%, primarily due to a change in the fee schedule that now includes advisory accounts. Offsetting this increase, fund service fees decreased $1.0 million, or 14% primarily due to decrease in the number of accounts as a result of the share class conversion in the second quarter of 2017.

During the six months ended June 30, 2018, shareholder service fee revenue decreased $1.3 million, or 2%, compared to the six months ended June 30, 2017. Fund service fees decreased $2.8 million, or 16%, primarily due to a decrease in the number of accounts, as a result of the share class conversion. Partially offsetting the decrease, custodian fees increased $0.9 million, or 28%, primarily due to a change in custodian fees that now includes advisory accounts.

Total Operating Expenses

Operating expenses increased $1.5 million, or 1%, in the second quarter of 2018 compared to the second quarter of 2017, primarily due to increased distribution expenses, partially offset by a decrease in general and administrative costs. For the six months ended June 30, 2018, operating expenses increased $5.7 million, or 1%, compared to the first six months of 2017, primarily due to increased distribution and subadvisory expenses, partially offset by decreases in general and administrative costs and occupancy costs.

	Three months ended
	June 30,
	2018	2017	Variance
	(in thousands)

Distribution	$114,315	109,060	5%
Compensation and benefits	65,828	65,332	1%
General and administrative	19,143	23,287	(18)%
Technology	17,235	17,780	(3)%
Occupancy	6,969	7,548	(8)%
Marketing and advertising	2,896	3,264	(11)%
Depreciation	5,819	5,175	12%
Subadvisory fees	3,683	3,194	15%
Intangible asset impairment	1,200	900	33%
Total operating expenses	$237,088	235,540	1%

	Six months ended
	June 30,
	2018	2017	Variance

	(in thousands)

Distribution	$228,785	217,497	5%
Compensation and benefits	134,613	132,367	2%
General and administrative	38,681	45,482	(15)%
Technology	33,879	34,757	(3)%
Occupancy	13,933	15,333	(9)%
Marketing and advertising	5,177	5,875	(12)%
Depreciation	11,121	10,396	7%
Subadvisory fees	7,391	5,891	25%
Intangible asset impairment	1,200	1,500	(20)%
Total operating expenses	$474,780	469,098	1%

Distribution expenses for the second quarter of 2018 increased by $5.3 million, or 5%, compared to the second quarter of 2017.  Expenses in the broker-dealer channel increased $9.6 million, or 13%, primarily due to higher commissions paid to independent financial advisors under the new commission structure that became effective on January 1, 2018 and higher commissions on our asset-based advisory products due to advisory asset growth.  Distribution expenses in the unaffiliated channel decreased by $4.3 million due to a decrease in average mutual fund assets under management for which we pay Rule 12b-1 commissions to third party distributors.

For the six months ended June 30, 3018, distribution expenses increased by $11.3 million, or 5%, compared to the first six months of 2017.  Expenses in the broker-dealer channel increased $19.2 million, or 13%, primarily due to higher commissions paid to independent financial advisors under the new commission structure that became effective on January 1, 2018 and higher commissions on our asset-based advisory products due to advisory asset growth. Distribution expenses in the unaffiliated channel decreased by $7.9 million due to a decrease in average mutual fund assets under management for which we pay Rule 12b-1 commissions to third party distributors.

Compensation and benefits during the second quarter of 2018 increased $0.5 million, or 1%, compared to the second quarter of 2017. The increase is primarily due to a combined $3.2 million increase in base compensation from normal merit increases, severance, and the change in field leader compensation structure, resulting in a reclass from distribution expense to compensation. Partially offsetting these increases was a $2.7 million decrease in pension expense as a result of the Pension Plan freeze as of September 30, 2017.

For the six months ended June 30, 2018, compensation and benefits increased $2.2 million, or 2%, compared to the six months ended June 30, 2017. The increase is primarily due to a combined $7.5 million increase in base compensation from normal merit increases, severance, and the change in field leader compensation structure, resulting in a reclass from distribution expense to compensation. Partially offsetting these increases was a $5.4 million decrease in pension expense as a result of the Pension Plan freeze.

General and administrative expenses in the second quarter of 2018 decreased $4.1 million, compared to the second quarter of 2017. The decrease was mainly due to a decrease in legal, audit and consulting costs due to the completion of certain projects, a decrease in temporary staff expense and a decrease in fund expenses due to fund launches and fund mergers in the second quarter of 2017. For the six months ended June 30, 2018, general and administrative expenses decreased $6.8 million, compared to the same period in 2017. The decrease was mainly due to a decrease in legal, audit and consulting costs due to the completion of certain projects, a decrease in temporary staff expense and a decrease in fund expenses due to fund launches and fund mergers in 2017.

Occupancy costs decreased $0.6 million in the second quarter of 2018 compared to the second quarter of 2017 and decreased $1.4 million in the six months ended June 30, 2018 compared to the same period in 2017.  For both comparative periods, occupancy costs decreased primarily due to lower office space rent as a result of fewer field office leased locations as we continue to implement a new broker-dealer market structure.

Subadvisory fees are paid to other asset managers for providing advisory services for certain mutual fund portfolios. These expenses reduce our operating margin since we pay out approximately half of our management fee revenues received from subadvised products.

Subadvisory expenses increased $0.5 million in the second quarter of 2018 compared to the second quarter due to an increase in subadvised average assets of 12%.  Quarterly subadvised average assets under management at June 30, 2018 were $5.7 billion compared to $5.1 billion at June 30, 2017. Subadvisory expenses increased $1.5 million for the six months ended June 30, 2018 compared to the same period in 2017, due to an increase in subadvised average assets of 68%. Year-to-date subadvised average assets under management at June 30, 2018 were $5.7 billion compared to $3.4 billion at June 30, 2017. The increase in subadvised average assets for both comparative periods is primarily due to the launch of Ivy Proshares in April of 2017 and the introduction of the Wilshire Global Allocation Fund in May of 2017.

Investment and Other Income (Loss)

Investment and other income was $0.8 million for the three months ended June 30, 2018 compared to $3.0 million for the same period in 2017. In the second quarter of 2018, we recognized $3.8 million in dividend, capital gain distributions and interest income. The second quarter of 2018 also included $3.7 million of net losses related to our seed capital investments and associated hedges and $0.6 million in mark-to-market pension gains.  During the second quarter of 2017, we recognized $1.6 million in dividend and interest income. The second quarter of 2017 also included $1.2 million of net losses related to our seed capital investments and associated hedges and $1.0 million in mark-to-market pension gains. The second quarter of 2017 also included $1.3 million of gains attributable to noncontrolling interests in sponsored funds for the period in which the Company held majority ownership.

Investment and other income was $3.7 million for the six months ended June 30, 2018 compared to $6.0 million for the same period in 2017. For the six months ended June 30, 2018, we recognized $7.5 million in dividend, capital gain distributions and interest income. The first six months of 2018 also included $5.5 million of net losses related to our seed capital investments and associated hedges and $1.1 million in mark-to-market pension gains.  During the six months ended June 30, 2017, we recognized $2.6 million in dividend and interest income. The first six months of 2017 also included $1.2 million of net losses related to our seed capital investments and associated hedges and $1.9 million in mark-to-market pension gains. The six months ended June 30, 2017 also included $2.3 million of gains attributable to noncontrolling interests in sponsored funds for the period in which the Company held majority ownership.

Interest Expense

Interest expense was $1.6 million and $2.8 million in the second quarter of 2018 and 2017, respectively. Interest expense was $3.4 million and $5.6 million for the six months ended June 30, 2018, and June 30, 2017, respectively.  The majority of our interest expense is fixed based on our senior unsecured notes. The $95.0 million Series A, senior unsecured notes that matured on January 13, 2018 were repaid. As a result, interest expense declined in both comparative periods, and we anticipate $4.8 million in annualized interest expense savings.

Taxes

The following table reconciles the statutory federal income tax rate with our effective income tax rate from continuing operations for the three and six months ended June 30, 2018 and 2017.

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Statutory federal income tax rate	21.0%	35.0%	21.0%	35.0%
State income taxes, net of federal tax benefits	2.9	2.2	2.9	2.2
Share-based compensation	8.1	17.3	3.6	7.9
Valuation allowance on losses capital in nature	—	(3.2)	—	(2.1)
Deferred inventory adjustment	2.2	—	1.1	—
Federal and state tax incentives	(2.0)	(0.3)	(1.0)	(0.2)
Uncertain tax positions	(9.7)	0.8	(4.6)	0.5
Other items	0.6	—	0.8	0.2
Effective income tax rate	23.1%	51.8%	23.8%	43.5%

Our effective income tax rate was 23.1% for the three months ended June 30, 2018, as compared to 51.8% for the same period in 2017, a decrease of 28.7%.  The effective tax rate in 2018 was lower primarily due to the federal statutory tax rate decrease from 35% to 21% effective January 1, 2018.  The tax impact of share-based compensation created a tax shortfall in both years, but the impact was greater in 2017 mostly due to a larger differential between grant date and vest date prices on restricted stock awards at vesting, which decreased the rate 9.2%.  The Company finalized a voluntary disclosure agreement with a state tax jurisdiction during the second quarter of 2018 and recognized tax benefits on the reversal of previously recorded uncertain tax expense, which decreased the rate 11.1%.  These decreases were partially offset by a 3.2% increase caused by the release of a valuation allowance on capital loss carryforwards in 2017, for which no balance existed as of December 31, 2017.  Our effective income tax rate was 23.8% and 43.5% for the six months ended June 30, 2018 and 2017, respectively, a decrease of 19.7%.  The main drivers for the decreased rate in the six month comparison period are the same as those that impacted the rate in the three month periods.

The Company expects continued volatility in its effective tax rate in future periods as the tax effects of share-based compensation will be impacted by market fluctuations in our stock price.  Based on current estimates, the Company expects a tax shortfall from share-based payments of $2.0 - $2.5 million in 2019, primarily in the second quarter. The Company expects its future effective tax rate, exclusive of the effects of share-based payments, federal and state tax incentives, unanticipated state tax legislative changes, and unanticipated fluctuations in earnings to range from 23% to 25%.

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

Repurchase Our Stock

We repurchased 3,094,934 shares and 714,354 shares of our Class A common stock in the open market or privately during the six months ended June 30, 2018 and 2017, respectively, resulting in cash outflows of $59.2 million and $12.0 million, respectively.

In connection with the implementation of our new capital return policy, we intend to repurchase $250 million of our Class A common stock through late 2019, which is inclusive of buybacks to offset dilution of our equity grants.  We expect to engage in an opportunistic share repurchase plan to fulfill the targeted buybacks. We have repurchased $81 million of our Class A common stock since the announcement of this program in the fourth quarter of 2017.

Pay Dividends

We paid quarterly dividends on our Class A common stock that resulted in financing cash outflows of $41.5 million and $77.2 million for the first six months of 2018 and 2017, respectively.

The Board of Directors approved a dividend on our Class A common stock of $0.25 per share that was paid on August 1, 2018 to stockholders of record on July 11, 2018.

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

Operating Cash Flows

Cash from operations increased $203.2 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.  The increase is primarily due to an increase in investment activity of $201.6 million and increased net income of $31.2 million, partly offset by changes in operating receivables and payables.

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

Investing Cash Flows

Cash from investing activities increased $67.4 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to the maturities of $78.0 million in investment securities classified as available for sale.

Financing Cash Flows

The repayment of our $95.0 million Series A senior unsecured notes in January of 2018, stock repurchases of $59.2 million and dividends of $41.5 million accounted for the majority of our financing cash outflows in the first six months of 2018. Dividends of $77.2 million and stock repurchases of $12.0 million accounted for the majority of our financing cash outflows in the first six months of 2017. Future financing cash outflows will be affected by the new capital return policy.

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

Item 4.Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2018, have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.

The Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Part II.Other Information

Item 1.Legal Proceedings

See Part I, Item 1, Notes to the Unaudited Consolidated Financial Statements, Note 11 – Contingencies, of this Quarterly Report on Form 10-Q.

Item 1A.Risk Factors

Except as noted below, there have been no material changes to the Company’s Risk Factors during the second quarter of 2018 from those previously reported in the Company’s 2017 Form 10-K.

In March 2018, the U.S. Court of Appeals for the Fifth Circuit vacated the DOL Fiduciary Rule.  Although the DOL Fiduciary Rule has been vacated, other regulators have enacted or proposed other fiduciary standards that could require modifications to our distribution activities and may impact our ability to service clients or engage in certain types of distribution or other business activities.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information about the shares of Class A common stock we repurchased during the second quarter of 2018.

			Total Number of	Maximum Number (or
			Shares	Approximate Dollar
			Purchased as	Value) of Shares That
	Total Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under The
Period	Purchased (1)	per Share	Program	Program
April 1 - April 30	498,317	$19.62	—	n/a	(1)
May 1 - May 31	914,000	18.78	914,000	n/a	(1)
June 1 - June 30	686,308	19.23	676,000	n/a	(1)
Total	2,098,625	$19.25	1,590,000

(1)

On August 31, 1998, we announced that our Board of Directors approved a program to repurchase shares of our Class A common stock on the open market.  Under the repurchase program, we are authorized to repurchase, in any seven-day period, the greater of (i) 3% of our outstanding Class A common stock or (ii) $50 million of our Class A common stock.  We may repurchase our Class A common stock in privately negotiated transactions or through the New York Stock Exchange, other national or regional market systems, electronic communication networks or alternative trading systems.  Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased.  Our Board of Directors reviewed and ratified the stock repurchase program in October 2012.  During the second quarter of 2018, 508,625 shares were purchased in connection with funding employee income tax withholding obligations arising from the vesting of restricted shares.

In connection with the implementation of our new capital return policy, we intend to repurchase $250 million of our Class A common stock through late 2019, which is inclusive of buybacks to offset dilution of our equity grants.  We intend to engage in an opportunistic share repurchase plan to fulfill the targeted buybacks.

Item 6.Exhibits

10.1*	Severance Agreement and Release of All Claims, dated April 18, 2018, by and between Wendy J. Hills and W&R Corporate LLC.
10.2

Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-13913, filed April 14, 2016 and incorporated herein by reference.

31.1*	Section 302 Certification of Chief Executive Officer

31.2*	Section 302 Certification of Chief Financial Officer

32.1**	Section 906 Certification of Chief Executive Officer

32.2**	Section 906 Certification of Chief Financial Officer

101*

Materials from the Waddell & Reed Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Unaudited Consolidated Financial Statements, tagged in detail.

*     Filed herewith

**   Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 3rd day of August 2018.

WADDELL & REED FINANCIAL, INC.

By:	/s/ Philip J. Sanders
Chief Executive Officer, Chief Investment Officer and Director
(Principal Executive Officer)

By:	/s/ Benjamin R. Clouse
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)