Form 10-Q
period 2018-09-30
WADDELL & REED FINANCIAL INC
filed 2018-11-02
CIK 1052100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Class	Outstanding as of October 26, 2018
Class A common stock, $.01 par value	78,318,708

WADDELL & REED FINANCIAL, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

Quarter Ended September 30, 2018

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	September 30,
	2018	December 31,
	(Unaudited)	2017
Assets:
Cash and cash equivalents	$270,478	207,829
Cash and cash equivalents - restricted	29,175	28,156
Investment securities	588,407	700,492
Receivables:
Funds and separate accounts	22,319	25,664
Customers and other	121,822	131,108
Prepaid expenses and other current assets	27,762	25,593
Total current assets	1,059,963	1,118,842

Property and equipment, net	69,340	87,667
Goodwill and identifiable intangible assets	145,869	147,069
Deferred income taxes	8,241	13,308
Other non-current assets	9,382	17,476
Total assets	$1,292,795	1,384,362

Liabilities:
Accounts payable	$40,479	38,998
Payable to investment companies for securities	37,941	43,422
Payable to third party brokers	22,284	25,153
Payable to customers	57,917	66,830
Short-term notes payable	—	94,996
Accrued compensation	58,467	47,643
Other current liabilities	45,556	44,797
Total current liabilities	262,644	361,839

Long-term debt	94,836	94,783
Accrued pension and postretirement costs	9,472	15,137
Other non-current liabilities	16,200	25,210
Total liabilities	383,152	496,969

Commitments and contingencies

Redeemable noncontrolling interests	16,133	14,509

Stockholders’ equity:
Preferred stock—$1.00 par value: 5,000 shares authorized; none issued	—	—
Class A Common stock—$0.01 par value: 250,000 shares authorized; 99,701 shares issued; 78,904 shares outstanding (82,687 at December 31, 2017)	997	997
Additional paid-in capital	312,213	301,410
Retained earnings	1,170,785	1,092,394
Cost of 20,797 common shares in treasury (17,014 at December 31, 2017)	(589,391)	(522,441)
Accumulated other comprehensive (loss) income	(1,094)	524
Total stockholders’ equity	893,510	872,884

Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,292,795	1,384,362

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited, in thousands, except for per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017

Revenues:
Investment management fees	$129,302	134,149	$393,385	395,463
Underwriting and distribution fees	140,308	128,892	416,222	386,499
Shareholder service fees	25,508	26,406	78,464	80,706
Total	295,118	289,447	888,071	862,668

Operating expenses:
Distribution	116,591	106,878	345,376	324,375
Compensation and benefits (including share-based compensation of $12,856, $14,180, $42,526 and $42,419, respectively)	64,561	69,636	199,174	202,003
General and administrative	17,559	23,400	56,240	68,882
Technology	15,414	16,039	49,293	50,796
Occupancy	7,148	7,645	21,081	22,978
Marketing and advertising	2,461	3,197	7,638	9,072
Depreciation	8,141	5,230	19,262	15,626
Subadvisory fees	3,767	3,566	11,158	9,457
Intangible asset impairment	—	—	1,200	1,500
Total	235,642	235,591	710,422	704,689

Operating income	59,476	53,856	177,649	157,979
Investment and other income	1,697	33,293	5,354	39,302
Interest expense	(1,555)	(2,796)	(4,908)	(8,370)

Income before provision for income taxes	59,618	84,353	178,095	188,911
Provision for income taxes	13,105	29,499	41,355	74,988
Net income	46,513	54,854	136,740	113,923
Net income (loss) attributable to redeemable noncontrolling interests	208	1,272	(380)	2,408
Net income attributable to Waddell & Reed Financial, Inc.	$46,305	53,582	$137,120	111,515

Net income per share attributable to Waddell and Reed Financial, Inc. common shareholders, basic and diluted:	$0.58	0.64	$1.69	1.33

Weighted average shares outstanding, basic and diluted:	79,595	83,476	81,372	83,719

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017

Net income	$46,513	54,854	$136,740	113,923

Other comprehensive income:

Unrealized appreciation (depreciation) of available for sale investment securities during the period, net of income tax expense (benefit) of $80, $364, $(218) and $(1,310), respectively	262	2,070	(700)	6,904

Postretirement benefit, net of income tax benefit of $(7), $(16), $(22) and $(51), respectively	(24)	(30)	(70)	(87)

Comprehensive income	46,751	56,894	135,970	120,740
Comprehensive income (loss) attributable to redeemable noncontrolling interests	208	1,272	(380)	2,408
Comprehensive income attributable to Waddell & Reed Financial, Inc.	$46,543	55,622	$136,350	118,332

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity and Redeemable Noncontrolling Interests

For the Nine Months Ended September 30, 2018

(Unaudited, in thousands)

						Accumulated		Redeemable
			Additional			Other	Total	Non
	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’	Controlling
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity	interest
Balance at December 31, 2017	99,701	$997	301,410	1,092,394	(522,441)	524	872,884	14,509
Adoption of recognition and measurement of financial assets and liabilities guidance (ASU 2016-01) on January 1, 2018	—	—	—	812	—	(812)	—	—
Adoption of reclassification of tax effects from accumulated other comprehensive income (loss) guidance (ASU 2018-02) on January 1, 2018				36		(36)	—	—
Net income (loss)	—	—	—	137,120	—	—	137,120	(380)
Net subscription of redeemable noncontrolling interests in sponsored funds	—	—	—	—	—	—	—	2,004
Recognition of equity compensation	—	—	32,871	991	—	—	33,862	—
Net issuance/forfeiture of nonvested shares	—	—	(22,068)		22,068		—	—
Dividends accrued, $0.75 per share	—	—	—	(60,568)	—	—	(60,568)	—
Repurchase of common stock	—	—	—	—	(89,018)	—	(89,018)	—
Other comprehensive loss	—	—	—	—	—	(770)	(770)	—
Balance at September 30, 2018	99,701	$997	312,213	1,170,785	(589,391)	(1,094)	893,510	16,133

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the nine months ended September 30,
	2018	2017

Cash flows from operating activities:
Net income	$136,740	113,923
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	19,262	15,626
Write-down of impaired assets	1,200	1,500
Amortization of deferred sales commissions	2,682	3,799
Share-based compensation	42,526	42,419
Investments loss (gain), net	2,521	(9,157)
Net purchases of trading securities	(4,387)	(36,643)
Deferred income taxes	5,307	13,638
Net change in equity securities and trading debt securities held by consolidated sponsored funds	71,452	(123,865)
Other	2,973	(30,793)
Changes in assets and liabilities:
Customer and other receivables	9,286	13,372
Payable to investment companies for securities and payable to customers	(14,394)	(26,171)
Receivables from funds and separate accounts	3,345	4,671
Other assets	7,650	5,050
Accounts payable and payable to third party brokers	(1,388)	(3,510)
Other liabilities	(21,042)	3,975
Net cash provided by (used in) operating activities	$263,733	(12,166)

Cash flows from investing activities:
Purchases of available for sale and equity method securities	(56,840)	(291,539)
Proceeds from sales of available for sale and equity method securities	1,157	92,936
Proceeds from maturities of available for sale securities	100,085	4,981
Additions to property and equipment	(1,831)	(5,358)
Net cash provided by (used in) investing activities	$42,571	(198,980)

Cash flows from financing activities:
Dividends paid	(61,531)	(115,691)
Repurchase of common stock	(88,166)	(15,635)
Repayment of short-term debt, net of debt issuance costs	(94,943)	—
Net subscriptions, (redemptions, distributions and deconsolidations) of redeemable noncontrolling interests in sponsored funds	2,004	17,575
Other	—	131
Net cash used in financing activities	$(242,636)	(113,620)

Net increase (decrease) in cash and cash equivalents	63,668	(324,766)
Cash, cash equivalents, and restricted cash at beginning of period	235,985	586,239
Cash, cash equivalents, and restricted cash at end of period	$299,653	261,473

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.Description of Business and Significant Accounting Policies

Waddell & Reed Financial, Inc. and Subsidiaries

Waddell & Reed Financial, Inc. (hereinafter referred to as the “Company,” “we,” “our” or “us”) is a holding company, incorporated in the state of Delaware in 1981, that conducts business through its subsidiaries. Founded in 1937, we are one of the oldest mutual fund complexes in the United States, having introduced the Waddell & Reed Advisors group of mutual funds (the “Advisors Funds”) in 1940. Over time, we added additional mutual funds: Ivy Funds (the “Ivy Funds”); Ivy Variable Insurance Portfolios, our variable product offering (“Ivy VIP”); InvestEd Portfolios, our 529 college savings plan (“InvestEd”); and the Ivy High Income Opportunities Fund, a closed-end mutual fund (“IVH”). In 2016, we introduced the Ivy NextShares® exchange-traded managed funds (“Ivy NextShares”) (collectively, Ivy Funds, Ivy VIP, InvestEd, IVH, and Ivy NextShares are referred to as the “Funds”). On February 26, 2018, we completed the merger of Advisor Funds into Ivy Funds with substantially similar objectives and strategies. As of September 30, 2018, we had $79.5 billion in assets under management.

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

The accompanying unaudited consolidated financial statements are prepared consistent with the accounting policies described in Note 1 to the consolidated financial statements included in our 2017 Form 10-K with the exception of the adoption of Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts from Customers,”  ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” ASU 2016-18, “Statement of Cash Flows: Restricted Cash,” ASU 2017-07, “Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” and ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which all became effective January 1, 2018.

The implementation of ASU 2014-09 did not have a material impact on the measurement or recognition of revenue from prior periods. See Note 3 – Revenue Recognition, for additional accounting policy information and the additional disclosures required by this ASU. Upon adoption of ASU 2016-01, we reclassified net unrealized holding gains, net of taxes, related to our available for sale investment portfolio from accumulated other comprehensive income to retained earnings. See consolidated statement of stockholders’ equity and redeemable noncontrolling interests for the financial statement reclassification impact of adopting this ASU. Upon adoption of ASU 2016-18, the Cash and cash equivalents – restricted financial statement line item was included as a component of cash and cash equivalents on the Company’s consolidated statements of cash flows for all periods presented. The adoption of ASU 2017-07 changed the income statement presentation of our noncontributory retirement plan that covers substantially all employees and certain vested employees of our former parent company (the “Pension Plan”) by requiring separation between operating expense (service cost component) and non-operating expense (all other components, including interest cost, amortization of prior service cost, mark-to-market gains and losses, curtailments and settlements, etc.). In addition, only the service cost component is eligible for capitalization as part of an asset. The adoption of this ASU had no effect on our net income because it only impacted the classification of certain information on the consolidated statements of income. An amendment to freeze the Pension Plan was approved effective September 30, 2017; therefore, after September 30, 2017, we no longer incur service costs. The service cost component of net periodic benefit cost was recognized in compensation and related costs through September 30, 2017. The other components of net periodic cost were reclassified to investment and other income (loss) on a retrospective basis. Upon early adoption of ASU 2018-02 tax effects that were stranded in other comprehensive income due to the Tax Reform Act were reclassified from accumulated other comprehensive income to retained earnings. The adoption of this ASU did not have a material impact on our consolidated financial statements and related disclosures. See consolidated statement of stockholders’ equity and redeemable noncontrolling interests for the financial statement reclassification impact of adopting this ASU.

Additionally, during the first quarter of 2018, we changed the presentation of certain line items in the consolidated statements of income that were intended to improve the transparency of the Company’s financial statements through clearer alignment of operating expenses with financial statement captions. Specifically, the Company revised its accounting policy related to the reporting of indirect underwriting and distribution expenses in the former underwriting and distribution caption and certain expenses historically reported as general and administrative. Expenses previously recorded as Underwriting and distribution expenses were retrospectively reclassified into (a) the following existing operating expense captions: Compensation and benefits and General and administrative, and (b) the following newly created operating expense captions: Distribution, Technology, Occupancy, and Marketing and advertising. Certain expenses historically reported as general and administrative were retrospectively reclassified into the following newly created operating expense captions: Technology, Occupancy, and Marketing and advertising. The Company considered the change in policy to be preferable and did not consider the change to be material to its consolidated financial statements. These changes were applied retrospectively to all periods presented and did not affect net income attributable to the Company.

In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only a normal and recurring nature) necessary to present fairly our financial position at September 30, 2018 and the results of operations and cash flows for the nine months ended September 30, 2018 and 2017 in conformity with accounting principles generally accepted in the United States.

2.New Accounting Guidance

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases, which increases transparency and comparability among organizations by establishing a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet with additional disclosures of key information about leasing arrangements.  This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted and certain practical expedients are available. The Company will adopt the provisions of this guidance on January 1, 2019.  We expect to elect the ‘package of practical expedients’, which allows us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We also expect to elect a practical expedient to use hindsight in determining the lease term and in assessing impairment of the entity’s right-of-use assets.  Additionally, we currently expect to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize right-of-use assets or lease liabilities, and this includes not recognizing right-of-use assets or lease liabilities for existing short-term leases of those assets in transition. The Company has identified its population of impacted leases and continues to evaluate the impact that the ASU will have on its consolidated financial statements and related disclosures. While we continue to assess all of the effects of adoption, we currently believe the most significant effects on our financial statements relate to the recognition of new right-of-use assets and lease liabilities on our balance sheet for our real estate operating leases and providing new disclosures about our leasing activities.

In June 2018, FASB issued ASU 2018-07, Compensation – Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share–based payments granted to nonemployees by aligning the accounting with the requirements for employee share–based compensation. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company will adopt the provisions of this guidance on January 1, 2019. We have concluded that the adoption of this ASU will have an immaterial impact on our consolidated financial statements and related disclosures.

In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates certain disclosure requirements for fair value measurements, requires entities to disclose new information, and modifies existing disclosure requirements. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We are evaluating the impact the adoption of this ASU will have on our consolidated financial statements and related disclosures.

In August 2018, FASB issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans, which removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and adds additional disclosures. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We are evaluating the impact the adoption of this ASU will have on our consolidated financial statements and related disclosures.

In August 2018, FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We are evaluating the impact the adoption of this ASU will have on our consolidated financial statements and related disclosures.

3.Revenue Recognition

As of January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers” and all subsequent ASUs that modified Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers.”  The Company elected to apply the standard utilizing the cumulative effect approach. The implementation of the new standard did not have a material impact on the measurement or recognition of revenue.

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

Under a Rule 12b-1 service plan, the Funds may charge a maximum fee of 0.25% of the average daily net assets under management for Ivy Funds Class C, E and Y shares for expenses paid to broker-dealers and other sales professionals in connection with providing ongoing services to the Funds’ shareholders and/or maintaining the Funds’ shareholder accounts, with the exception of the Funds’ Class R shares, for which the maximum fee is 0.50%. The Funds’ Class C shares may charge a maximum of 0.75% of the average daily net assets under management under a Rule 12b-1 distribution plan to broker-dealers and other sales professionals for their services in connection with distributing shares of that class.  The Funds’ Class A shares may charge a maximum fee of 0.25% of the average daily net assets under management under a Rule 12b-1 service and distribution plan for expenses detailed previously.  The Rule 12b-1 plans are subject to annual approval by the Funds’ board of trustees, including a majority of the disinterested members, by votes cast in person at a meeting called for the purpose of voting on such approval.  All Funds may terminate the service and distribution plans at any time with approval of fund trustees or portfolio shareholders (a majority of either) without penalty.

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

	Three months ended September 30, 2018	Three months ended September 30, 2017	Nine months ended September 30, 2018	Nine months ended September 30, 2017
	(in thousands)		(in thousands)
Investment management fees:
Funds	$123,764	128,078	376,193	376,563
Institutional	5,538	6,071	17,192	18,900
Total investment management fees	$129,302	134,149	393,385	395,463
Underwriting and distribution fees:
Unaffiliated
Rule 12b-1 service and distribution fees	$19,707	22,322	60,734	69,191
Sales commissions on front-end load mutual fund and variable annuity sales	441	353	1,418	1,118
Other revenues	126	217	459	996
Total unaffiliated distribution fees	$20,274	22,892	62,611	71,305
Broker-Dealer
Fee-based asset allocation product revenues	$69,468	61,115	201,565	176,184
Rule 12b-1 service and distribution fees	18,106	19,026	54,591	56,544
Sales commissions on front-end load mutual fund and variable annuity sales	13,651	12,941	41,900	41,796
Sales commissions on other products	9,111	7,974	26,632	23,671
Other revenues	9,698	4,944	28,923	16,999
Total broker-dealer distribution fees	120,034	106,000	353,611	315,194
Total distribution fees	$140,308	128,892	416,222	386,499
Shareholder service fees:
Total shareholder service fees	$25,508	26,406	78,464	80,706

Total revenues	$295,118	289,447	888,071	862,668

4.Investment Securities

Investment securities at September 30, 2018 and December 31, 2017 are as follows:

	September 30,	December 31,
	2018	2017
	(in thousands)
Available for sale securities:
Certificates of deposit	$5,002	12,999
Commercial paper	7,920	34,978
Corporate bonds	180,780	197,442
U.S. Treasury bills	25,445	19,779
Total available for sale securities	219,147	265,198
Trading debt securities:
Certificates of deposit	—	1,999
Commercial paper	1,981	—
Corporate bonds	58,545	55,414
U.S. Treasury bills	8,810	4,929
Mortgage-backed securities	8	10
Consolidated sponsored funds	35,086	62,038
Total trading securities	104,430	124,390
Equity securities:
Common stock	8,088	116
Sponsored funds(1)	160,852	137,857
Sponsored privately offered funds	839	695
Consolidated sponsored funds	32,548	77,048
Total equity securities	202,327	215,716
Equity method securities:
Sponsored funds	62,503	95,188
Total securities	$588,407	700,492

(1)

Includes $124.0 million of investments at December 31, 2017, that were previously reported as available for sale securities prior to the adoption of ASU 2016-01 on January 1, 2018. Refer to Note 1 – Description of Business and Significant Accounting Policies – Basis of Presentation.

Certificates of deposit, commercial paper, corporate bonds and U.S. Treasury bills accounted for as available for sale and held as of September 30, 2018 mature as follows:

	Amortized
	cost	Fair value
	(in thousands)
Within one year	$90,565	90,143
After one year but within five years	130,562	129,004
	$221,127	219,147

Commercial paper, corporate bonds, U.S. Treasury bills and mortgage-backed securities accounted for as trading and held as of September 30, 2018 mature as follows:

Fair value
(in thousands)
Within one year	$25,031
After one year but within five years	39,654
After 10 years	4,659
$69,344

The following is a summary of the gross unrealized gains (losses) related to securities classified as available for sale at September 30, 2018:

	Amortized	Unrealized	Unrealized
	cost	gains	losses	Fair value
	(in thousands)
Available for sale securities:
Certificates of deposit	$5,000	2	—	5,002
Commercial paper	7,902	18	—	7,920
Corporate bonds	182,276	7	(1,503)	180,780
U.S. Treasury bills	25,949	—	(504)	25,445
	$221,127	27	(2,007)	219,147

The following is a summary of the gross unrealized gains (losses) related to securities classified as available for sale at December 31, 2017:

	Amortized	Unrealized	Unrealized
	cost	gains	losses	Fair value
	(in thousands)
Available for sale securities:
Certificates of deposit	$13,000	1	(2)	12,999
Commercial paper	34,836	142	—	34,978
Corporate bonds	198,404	33	(995)	197,442
U.S. Treasury bills	20,019	—	(240)	19,779
	$266,259	176	(1,237)	265,198

A summary of available for sale investment securities with fair values below carrying values at September 30, 2018 and December 31, 2017 is as follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
September 30, 2018	Fair value	losses	Fair value	losses	Fair value	losses
	(in thousands)
Corporate bonds	$55,682	(293)	112,246	(1,210)	167,928	(1,503)
U.S. Treasury bills	5,920	(16)	19,525	(488)	25,445	(504)
	$61,602	(309)	131,771	(1,698)	193,373	(2,007)

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
December 31, 2017	Fair value	losses	Fair value	losses	Fair value	losses
	(in thousands)
Certificates of deposit	$2,998	(2)	—	—	2,998	(2)
Corporate bonds	192,409	(995)	—	—	192,409	(995)
U.S. Treasury bills	19,779	(240)	—	—	19,779	(240)
	$215,186	(1,237)	—	—	215,186	(1,237)

The Company’s investment portfolio included 46 securities, having an aggregate fair value of $193.4 million, which were in an unrealized loss position at September 30, 2018, compared to 53 securities, with an aggregate fair value of $215.2 million at December 31, 2017.

The Company evaluated all of the available for sale securities in an unrealized loss position at September 30, 2018 and December 31, 2017, and concluded no other-than-temporary impairment existed at September 30, 2018 or December 31, 2017.  The unrealized losses in the Company’s investment portfolio at September 30, 2018 were primarily caused by changes in interest rates. At this time, the Company does not intend to sell, and does not believe it will be required to sell these securities before recovery of their amortized cost.

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

Consolidated Sponsored Funds

The following table details the balances related to consolidated sponsored funds at September 30, 2018, and at December 31, 2017, as well as the Company’s net interest in these funds:

	September 30,	December 31,
	2018	2017
	(in thousands)
Cash	$77,480	8,472
Investments	67,634	139,086
Other assets	2,661	1,588
Other liabilities	(1,125)	(1,040)
Redeemable noncontrolling interests	(16,133)	(14,509)
Net interest in consolidated sponsored funds	$130,517	133,597

During the three months ended September 30, 2018, we consolidated an Ivy Fund, Ivy NextShares and Ivy Global Investors Funds in which we provided initial seed capital at the time of the funds’ formation. In May, we started the process of liquidating the Ivy Global Investors Société d’Investissement à Capital Variable and its Ivy Global Investors sub-funds, including converting the investments held by the sub-funds to cash. When we no longer have a controlling financial interest in a sponsored fund, it is deconsolidated from our consolidated financial statements.

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

The following tables summarize our investment securities as of September 30, 2018 and December 31, 2017 that are recognized in our consolidated balance sheets using fair value measurements based on the differing levels of inputs.

September 30, 2018	Level 1	Level 2	Level 3	Other Assets Held at Net Asset Value	Total
	(in thousands)
Cash equivalents: (1)
Money market funds	$112,289	—	—	—	112,289
Commercial paper	—	48,554	—	—	48,554
Total cash equivalents	$112,289	48,554	—	—	160,843
Available for sale securities:
Certificates of deposit	$—	5,002	—	—	5,002
Commercial paper	—	7,920	—	—	7,920
Corporate bonds	—	180,780	—	—	180,780
U.S. Treasury bills	—	25,445	—	—	25,445
Trading debt securities:
Commercial paper	—	1,981	—	—	1,981
Corporate bonds	—	58,545	—		58,545
U.S. Treasury bills	—	8,810	—	—	8,810
Mortgage-backed securities	—	8	—	—	8
Consolidated sponsored funds	—	35,086	—	—	35,086
Equity securities:
Common stock	8,049	—	39	—	8,088
Sponsored funds	160,852	—	—	—	160,852
Sponsored privately offered funds measured at net asset value (2)	—	—	—	839	839
Consolidated sponsored funds	32,548	—	—	—	32,548
Equity method securities: (3)
Sponsored funds	62,503	—	—	—	62,503
Total	$263,952	323,577	39	839	588,407

December 31, 2017	Level 1	Level 2	Level 3	Other Assets Held at Net Asset Value	Total
	(in thousands)
Cash equivalents: (1)
Money market funds	$145,785	—	—	—	145,785
Commercial paper	—	11,064	—	—	11,064
Total cash equivalents	$145,785	11,064	—	—	156,849
Available for sale securities:
Certificates of deposit	$—	12,999	—	—	12,999
Commercial paper	—	34,978	—	—	34,978
Corporate bonds	—	197,442	—	—	197,442
U.S. Treasury bills	—	19,779	—	—	19,779
Trading debt securities:
Certificates of deposit	—	1,999	—	—	1,999
Corporate bonds	—	55,414	—		55,414
U.S. Treasury bills	—	4,929	—	—	4,929
Mortgage-backed securities	—	10	—	—	10
Consolidated sponsored funds	—	62,038	—	—	62,038
Equity securities:
Common stock	116	—	—	—	116
Sponsored funds	137,857	—	—	—	137,857
Sponsored privately offered funds measured at net asset value (2)	—	—	—	695	695
Consolidated sponsored funds	77,048	—	—	—	77,048
Equity method securities: (3)
Sponsored funds	95,188	—	—	—	95,188
Total	$310,209	389,588	—	695	700,492

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

The following table summarizes the activity of investments categorized as Level 3 for the nine months ended September 30, 2018:

For the nine months ended
September 30, 2018
(in thousands)
Level 3 assets at December 31, 2017	$—
Additions	419
Valuation change	(63)
Redemptions	(317)
Level 3 assets at September 30, 2018	$39

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

Excluding derivative financial instruments held in certain consolidated sponsored funds, the Company was party to five total return swap contracts with a combined notional value of $198.4 million and six total return swap contracts with a combined notional value of $213.9 million as of September 30, 2018 and December 31, 2017, respectively. These derivative financial instruments are not designated as hedges for accounting purposes.  Changes in fair value of the total return swap contracts are recognized in investment and other income on the Company’s consolidated statements of income.

The Company posted $6.4 million and $9.7 million in cash collateral with the counterparties of the total return swap contracts as of September 30, 2018 and December 31, 2017, respectively.  The cash collateral is included in Customers and other receivables on the Company’s consolidated balance sheet.  The Company does not record its fair value in derivative transactions against the posted collateral.

The following table presents the fair value of the derivative financial instruments, excluding derivative financial instruments held in certain consolidated sponsored funds as of September 30, 2018 and December 31, 2017 and is calculated based on Level 2 inputs:

The following table presents the fair value of the derivative financial instruments, excluding The following table presents the fair value of the derivative financial instruments, excluding derivative financial instruments held in certain consolidated sponsored funds as of September 30, 2018 and December 31, 2017 and is calculated based on Level 2 inputs:

		September 30,	December 31,
		2018	2017
	Balance sheet
	location	Fair value	Fair value
		(in thousands)
Total return swap contracts	Other current liabilities	$550	1,093

The following is a summary of net losses recognized in income for the three and nine months ended September 30, 2018 and September 30, 2017:

		Three months ended		Nine months ended
	Income statement	September 30,		September 30,
	location	2018	2017	2018	2017
		(in thousands)		(in thousands)
Total return swap contracts	Investment and other income	$(6,769)	(8,855)	$(7,313)	(27,321)

6.Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of purchase price over the tangible assets and identifiable intangible assets of an acquired business.  Our goodwill is not deductible for tax purposes.  Goodwill and identifiable intangible assets (all considered indefinite lived) at September 30, 2018 and December 31, 2017 are as follows:

	September 30,	December 31,
	2018	2017
	(in thousands)
Goodwill	$106,970	106,970

Mutual fund management advisory contracts	38,699	38,699
Mutual fund management subadvisory contract	—	1,200
Other	200	200
Total identifiable intangible assets	38,899	40,099

Total	$145,869	147,069

7.Indebtedness

Debt is reported at its carrying amount in the consolidated balance sheet.  The fair value of the Company’s senior unsecured note maturing January 13, 2021 is $98.4 million at September 30, 2018 compared to the carrying value net of debt issuance costs of $94.8 million, which is listed under long-term debt in the consolidated balance sheet.  Fair value is calculated based on Level 2 inputs.

8.Income Tax Uncertainties

In the accompanying consolidated balance sheet, unrecognized tax benefits that are not expected to be settled within the next 12 months are included in other liabilities; unrecognized tax benefits that are expected to be settled within the next 12 months are included in income taxes payable; unrecognized tax benefits that reduce a net operating loss, similar tax loss, or tax credit carryforward are presented as a reduction to non-current deferred income taxes. As of September 30, 2018 and December 31, 2017, the Company’s consolidated balance sheet included unrecognized tax benefits, including penalties and interest, of $2.9 million ($2.5 million net of federal benefit) and $10.9 million ($8.9 million net of federal benefit), respectively, that if recognized, would impact the Company’s effective tax rate.  The Company finalized a voluntary disclosure agreement with a state tax jurisdiction in June 2018, which reduced unrecognized tax benefits by $9.3 million ($7.6 million net of federal benefit).

The Company’s accounting policy with respect to interest and penalties related to income tax uncertainties is to classify these amounts as income taxes.  The total amount of penalties and interest, net of federal impact, related to income tax uncertainties recognized in the statement of income for the nine month period ended September 30, 2018 was a benefit of $2.7 million.  The total amount of accrued penalties and interest related to uncertain tax positions recognized in the consolidated balance sheet at September 30, 2018 and December 31, 2017 is $0.8 million ($0.7 million net of federal benefit) and $4.0 million ($3.5 million net of federal benefit), respectively.

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

The 2015, 2016, and 2017 federal income tax returns are open tax years that remain subject to potential future audit.  State income tax returns for all years after 2013 and, in certain states, income tax returns for 2013, are subject to potential future audit by tax authorities in the Company’s major state tax jurisdictions.

9.Pension Plan and Postretirement Benefits Other Than Pension

Benefits payable under the Pension Plan are based on employees’ years of service and compensation during the final 10 years of employment. On July 26, 2017, the Compensation Committee of the Company’s Board of Directors approved an amendment to freeze the Pension Plan effective September 30, 2017.  After September 30, 2017, participants in the Pension Plan do not accrue additional benefits for future service or compensation. Participants retain benefits accumulated as of September 30, 2017 in accordance with the terms of the Pension Plan. During the third quarter of 2018, we contributed $4.0 million to the Pension Plan.

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

The components of net periodic pension and other postretirement costs related to these plans were as follows:

			Other				Other
	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	Three months ended September 30,		Three months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017	2018	2017	2018	2017
	(in thousands)				(in thousands)
Components of net periodic benefit cost:
Service cost	$—	2,958	$—	—	$—	8,367	$—	—
Interest cost	1,497	1,522	14	15	4,490	4,780	41	44
Expected return on plan assets	(2,065)	(2,510)	—	—	(6,196)	(7,627)	—	—
Actuarial loss	—	6,552	—	—	—	6,552	—	—
Actuarial gain amortization	—	—	(30)	(45)	—	—	(90)	(135)
Prior service credit amortization	—	—	(1)	(1)	—	—	(2)	(3)
Curtailment gain	—	(31,621)	—	—		(31,621)	—	—
Total	$(568)	(23,099)	$(17)	(31)	$(1,706)	(19,549)	$(51)	(94)

10.Stockholders’ Equity

Earnings per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)

Net income attributable to Waddell & Reed Financial, Inc.	$46,305	53,582	$137,120	111,515

Weighted average shares outstanding, basic and diluted	79,595	83,476	81,372	83,719

Earnings per share, basic and diluted	$0.58	0.64	$1.69	1.33

Dividends

On July 24, 2018, the Board of Directors approved a dividend on our Class A common stock in the amount of $0.25 per share to stockholders of record on October 11, 2018. The total dividend paid on November 1, 2018 was $19.7 million and was included in other current liabilities as of September 30, 2018.

Common Stock Repurchases

The Board of Directors has authorized the repurchase of our Class A common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including issuing shares to employees in our stock-based compensation programs.

There were 1,424,612 shares and 190,056 shares repurchased in the open market or privately during the three months ended September 30, 2018 and 2017, respectively, which includes 225 shares and 56 shares, respectively, repurchased from employees who tendered shares to cover income tax withholdings with respect to vesting of stock awards during these two reporting periods. There were 4,519,546 shares and 904,410 shares repurchased in the open market or privately during the nine months ended September 30, 2018 and 2017, respectively, which includes 630,159 shares and 239,410 shares, respectively, repurchased from employees who tendered shares to cover income tax withholdings with respect to the vesting of stock awards during each of these two reporting periods.

Accumulated Other Comprehensive Income (Loss)

The following tables summarize accumulated other comprehensive income (loss) activity for the three and nine months ended September 30, 2018 and September 30, 2017.

			Total
	Unrealized	Postretirement	accumulated
	gains (losses)	benefits	other
	on investment	unrealized	comprehensive
Three months ended September 30, 2018	securities	gains (losses)	income (loss)
	(in thousands)
Balance at June 30, 2018	$(1,772)	440	(1,332)
Other comprehensive income before reclassification	218	—	218
Amount reclassified from accumulated other comprehensive loss	44	(24)	20
Net current period other comprehensive income (loss)	262	(24)	238
Balance at September 30, 2018	$(1,510)	416	(1,094)

		Change in
		valuation
		allowance for
		unrealized		Total
	Unrealized	gains	Postretirement	accumulated
	gains (losses)	(losses) on	benefits	other
	on investment	investment	unrealized	comprehensive
Three months ended September 30, 2017	securities	securities	gains (losses)	income (loss)
	(in thousands)
Balance at June 30, 2017	$(1,986)	(540)	546	(1,980)
Other comprehensive income before reclassification	1,968	800	—	2,768
Amount reclassified from accumulated other comprehensive loss	(438)	(260)	(30)	(728)
Net current period other comprehensive income (loss)	1,530	540	(30)	2,040
Balance at September 30, 2017	$(456)	—	516	60

			Total
	Unrealized	Postretirement	accumulated
	gains (losses)	benefits	other
	on investment	unrealized	comprehensive
Nine months ended September 30, 2018	securities	gains (losses)	income (loss)
	(in thousands)
Balance at December 31, 2017	$145	379	524
Amount reclassified to retained earnings for recently adopted ASUs	(955)	107	(848)
Other comprehensive loss before reclassification	(744)	—	(744)
Amount reclassified from accumulated other comprehensive loss	44	(70)	(26)
Net current period other comprehensive (loss) income	(1,655)	37	(1,618)
Balance at September 30, 2018	$(1,510)	416	(1,094)

		Change in
		valuation
		allowance for
		unrealized		Total
	Unrealized	gains	Postretirement	accumulated
	(gains) losses	(losses) on	benefits	other
	on investment	investment	unrealized	comprehensive
Nine months ended September 30, 2017	securities	securities	gains (losses)	income (loss)
	(in thousands)
Balance at December 31, 2016	$(3,972)	(3,388)	603	(6,757)
Other comprehensive income before reclassification	4,113	3,743	—	7,856
Amount reclassified from accumulated other comprehensive loss	(597)	(355)	(87)	(1,039)
Net current period other comprehensive income (loss)	3,516	3,388	(87)	6,817
Balance at September 30, 2017	$(456)	—	516	60

Reclassifications from accumulated other comprehensive income (loss) and included in net income are summarized in the tables that follow.

	For the three months ended September 30, 2018
		Tax
		(expense)		Statement of income
	Pre-tax	benefit	Net of tax	line item or retained earnings
	(in thousands)
Reclassifications included in net income:
Losses on available for sale debt securities	$(58)	14	(44)	Investment and other income (loss)
Amortization of postretirement benefits	31	(7)	24	Compensation and benefits and retained earnings
Total	$(27)	7	(20)

	For the three months ended September 30, 2017
		Tax
		(expense)
	Pre-tax	benefit	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Sponsored funds investment gains	$698	(260)	438	Investment and other income (loss)
Valuation allowance	—	260	260	Provision for income taxes
Amortization of postretirement benefits	46	(16)	30	Compensation and benefits and retained earnings
Total	$744	(16)	728

	For the nine months ended September 30, 2018

		Tax
	Pre-tax	expense	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income or retained earnings for ASUs adopted in 2018:
Sponsored funds investment gains	$1,295	(340)	955	Investment and other income (loss)
Losses on available for sale debt securities	(58)	14	(44)	Investment and other income (loss)
Amortization of postretirement benefits	92	(129)	(37)	Compensation and benefits and retained earnings
Total	$1,329	(455)	874

	For the nine months ended September 30, 2017
		Tax
		(expense)
	Pre-tax	benefit	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Sponsored funds investment gains	$952	(355)	597	Investment and other income (loss)
Valuation allowance	—	355	355	Provision for income taxes
Amortization of postretirement benefits	138	(51)	87	Compensation and benefits and retained earnings
Total	$1,090	(51)	1,039

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

Shareholder Derivative Litigation

In an action filed on April 18, 2016 in the District Court of Johnson County, Kansas, Hieu Phan v. Ivy Investment Management Company, et al. (Case No. I6CV02338 Div. 4), plaintiff filed a putative derivative action on behalf of the nominal defendant, a mutual fund trust affiliated with the Company, alleging breach of fiduciary duty and breach of contract claims relating to an investment held in the affiliated mutual fund by the Company's registered investment adviser subsidiary. On behalf of the nominal defendant trust, plaintiff filed claims against the Company’s registered investment adviser subsidiary and current and retired trustees of the trust seeking monetary damages and demanding a jury trial. While the Company denies that any of its subsidiaries breached their fiduciary duties to, or committed a breach of the investment management agreement with, the nominal defendant trust, the parties to the litigation reached a settlement. The February 14, 2018 settlement agreement provided a full release for the benefit of defendants and for the payment of $19.9 million (less $6.1 million for attorney’s fees plus nominal costs associated with notice to shareholders), recoverable to the Company through insurance, to the affiliated mutual fund for the benefit of its shareholders. On July 30, 2018, the court entered an order granting final approval of the settlement.

401(k) Plan Class Action Litigation

In an action filed on June 23, 2017 and amended on June 26, 2017 in the U.S. District Court for the District of Kansas, Schapker v. Waddell & Reed Financial, Inc., et al, (Case No. 17-2365 D. Kan.), Stacy Schapker, a participant in the Company’s 401(k) and Thrift Plan, as amended and restated (the “401(k) Plan”), filed a lawsuit against the Company, the Company’s Board of Directors, the Administrative Committee of the 401(k) Plan, and unnamed Jane and John Doe Defendants 1-25. On August 7, 2017, plaintiff filed a second amended complaint, which was filed on behalf of the 401(k) Plan and a proposed class of 401(k) Plan participants, purports to assert claims for breach of fiduciary duty and prohibited transactions under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) based on the 401(k) Plan’s offering of investments managed by the Company or its affiliates during a proposed class period of June 23, 2011 to present.  The second amended complaint dismissed the Company’s Board of Directors as a defendant and named as defendants the Company, the Compensation Committee of the Company’s Board of Directors, the Administrative Committee of the 401(k) Plan, and the individuals who served on those committees during the proposed class period.  Following the denial of their motion to dismiss, on March 8, 2018, defendants filed their answer and defenses to plaintiff’s second amended complaint.  On April 23, 2018, the court entered an initial scheduling order, ordering the parties to complete mediation by August 31, 2018.  While the Company and the other defendants deny any and all liability with respect to the claims, the parties have reached an agreement in principle to settle the litigation.  The parties are finalizing the terms of the proposed settlement, which will be subject to preliminary and final court approval. The payment contemplated by the proposed settlement is recoverable to the Company through insurance.  The Company has recorded a liability and offsetting receivable from insurance, as reflected in the Company's consolidated balance sheet.

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

In our broker-dealer channel, 1,074 independent financial advisors associated with W&R and 351 licensed advisor associates, who operate out of offices located throughout the United States, provide financial advice for retirement, education funding, estate planning and other financial needs for clients.

Operating Results

•

Net income attributable to Waddell & Reed Financial, Inc. for the third quarter 2018 was $46.3 million, or $0.58 per diluted share, compared to $53.6 million, or $0.64 per diluted share, during the third quarter of 2017.

•

Revenues of $295.1 million during the third quarter of 2018 increased 2% compared to the third quarter of 2017.  Operating expenses of $235.6 million during the third quarter of 2018 were unchanged compared to the same quarter in 2017. The operating margin was 20.2% during the third quarter of 2018, compared to 18.6% during the third quarter of 2017.

•	Funds showed continued improvement across the 1, 3 and 5-year Lipper and Morningstar rankings.

•	Effective July 31, 2018, the Company implemented fee reductions in selected mutual funds. This was a result of a comprehensive analysis of industry pricing and a commitment to remain competitive.

•

Average trailing 12-month productivity per advisor increased to $350 thousand in the third quarter of 2018 compared to $240 thousand in the third quarter of 2017, as we continue to focus our advisory programs on high performing financial advisors.

•

During the third quarter of 2018, we returned $48.4 million of capital to stockholders through dividends and share repurchases, compared to $42.1 million in the same period in 2017.  We repurchased 1,424,612 shares during the third quarter of 2018 at a weighted average share price of $19.91.

•	Our balance sheet remains solid and we ended the third quarter of 2018 with cash and investments of $843.3 million, excluding redeemable noncontrolling interests in consolidated sponsored funds.

Assets Under Management

During the third quarter of 2018, assets under management increased 1% to $79.5 billion from $78.7 billion at June 30, 2018 due to market appreciation of $2.9 billion, partially offset by net outflows of $2.0 billion.

Change in Assets Under Management (1)

	Three months ended September 30, 2018
			Broker-
	Unaffiliated(2)	Institutional	Dealer	Total
	(in millions)

Beginning Assets	$30,782	5,250	42,619	78,651

Sales (3)	1,589	83	874	2,546
Redemptions	(2,425)	(535)	(1,612)	(4,572)
Net Exchanges	360	—	(360)	—
Net Flows	(476)	(452)	(1,098)	(2,026)

Market Action	866	389	1,662	2,917
Ending Assets	$31,172	5,187	43,183	79,542

	Three months ended September 30, 2017
			Broker-
	Unaffiliated(2)	Institutional	Dealer	Total
	(in millions)

Beginning Assets	$30,307	7,036	43,084	80,427

Sales (3)	1,790	68	1,024	2,882
Redemptions	(2,486)	(1,139)	(2,049)	(5,674)
Net Exchanges	213	—	(213)	—
Net Flows	(483)	(1,071)	(1,238)	(2,792)

Market Action	1,238	400	1,626	3,264
Ending Assets	$31,062	6,365	43,472	80,899

During the first nine months of 2018, assets under management decreased 2% to $79.5 billion from $81.1 billion at December 31, 2017 due to net outflows of $6.6 billion, partially offset by market appreciation of $5.1 billion.

	Nine months ended September 30, 2018
			Broker-
	Unaffiliated(2)	Institutional	Dealer	Total
	(in millions)

Beginning Assets	$31,133	6,289	43,660	81,082

Sales (3)	5,613	788	2,877	9,278
Redemptions	(7,762)	(2,792)	(5,341)	(15,895)
Net Exchanges	890	—	(890)	—
Net Flows	(1,259)	(2,004)	(3,354)	(6,617)

Market Action	1,298	902	2,877	5,077
Ending Assets	$31,172	5,187	43,183	79,542

	Nine months ended September 30, 2017
			Broker-
	Unaffiliated(2)	Institutional	Dealer	Total
	(in millions)

Beginning Assets	$30,295	7,904	42,322	80,521

Sales (3)	5,667	290	3,143	9,100
Redemptions	(9,078)	(2,925)	(5,727)	(17,730)
Net Exchanges	684	6	(690)	—
Net Flows	(2,727)	(2,629)	(3,274)	(8,630)

Market Action	3,494	1,090	4,424	9,008
Ending Assets	$31,062	6,365	43,472	80,899

(1)	Includes all activity of the Funds and institutional and separate accounts, including money market funds and transactions at net asset value, accounts for which we receive no commissions.

(2)	Unaffiliated includes National channel (home office and wholesale), Defined Contribution Investment Only, Registered Investment Advisor and Variable Annuity.

(3)	Sales is primarily gross sales (net of sales commissions). This amount also includes net reinvested dividends and capital gains and investment income.

Average Assets Under Management

Average assets under management, which are generally more indicative of trends in revenue from investment management services than the change in ending assets under management, are presented below.

	Three months ended September 30, 2018
			Broker-
	Unaffiliated	Institutional	Dealer	Total
	(in millions)

Asset Class:
Equity	$24,946	5,176	32,121	$62,243
Fixed Income	5,595	27	9,856	15,478
Money Market	89	—	1,652	1,741
Total	$30,630	5,203	43,629	$79,462

	Three months ended September 30, 2017
			Broker-
	Unaffiliated	Institutional	Dealer	Total
	(in millions)

Asset Class:
Equity	$23,477	6,385	31,268	$61,130
Fixed Income	6,659	331	10,432	17,422
Money Market	102	—	1,834	1,936
Total	$30,238	6,716	43,534	$80,488

	Nine months ended September 30, 2018
			Broker-
	Unaffiliated	Institutional	Dealer	Total
	(in millions)

Asset Class:
Equity	$24,970	5,740	32,319	$63,029
Fixed Income	5,701	66	9,996	15,763
Money Market	92	—	1,728	1,820
Total	$30,763	5,806	44,043	$80,612

	Nine months ended September 30, 2017
			Broker-
	Unaffiliated	Institutional	Dealer	Total
	(in millions)

Asset Class:
Equity	$23,256	6,924	31,311	$61,491
Fixed Income	6,801	365	10,201	17,367
Money Market	107	—	1,887	1,994
Total	$30,164	7,289	43,399	$80,852

Assets Under Administration

Assets under administration (“AUA”) include assets for which our broker-dealer provides administrative services, such as client assets invested in other companies’ products that we offer outside of our fee-based asset allocation programs. These assets include those held in clients’ brokerage accounts. AUA are presented below.

(in millions)	September 30, 2018	September 30, 2017
AUA
Advisory assets	$23,653	20,734
Non-advisory assets	34,468	34,856
Total assets under administration	$58,121	55,590

	Three months ended	Three months ended
(in millions)	September 30, 2018	September 30, 2017
Net new advisory assets (1)	$(87)	420
Net new non-advisory assets (1), (2)	(931)	(965)
Total net new assets (1), (2)	$(1,018)	(545)

Annualized advisory AUA growth (3)	(1.5)%	8.6%
Annualized AUA growth (3)	(7.1)%	(4.0)%

	Nine months ended	Nine months ended
(in millions)	September 30, 2018	September 30, 2017
Net new advisory assets (1)	$620	342
Net new non-advisory assets (1), (2)	(2,831)	(2,526)
Total net new assets (1), (2)	$(2,210)	(2,184)

Annualized advisory AUA growth (3)	3.8%	2.5%
Annualized AUA growth (3)	(5.2)%	(5.6)%

	September 30, 2018	September 30, 2017
Advisor count	1,074	1,481
Average trailing 12-month production per advisor (4) (in thousands)	$350	240
Advisor associate count	351	262

(1)	Net new assets is calculated as total client deposits and net transfers less client withdrawals.

(2)	Excludes activity related to products held outside of our broker-dealer platform. These assets represent less than 10% of total AUA.

(3)	Annualized growth is calculated as annualized net new assets divided by beginning assets under administration.

(4)

Production per advisor is calculated as trailing 12-month Total Underwriting and distributions fees less “other” underwriting and distribution fees divided by the average number of advisors.  “Other” underwriting and distribution fees predominantly include fees paid by independent advisors for programs and services.

Results of Operations — Three and Nine Months Ended September 30, 2018 as Compared with Three and Nine Months Ended September 30, 2017

Total Revenues

Total revenues increased 2% to $295.1 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. For the nine months ended September 30, 2018, total revenues increased $25.4 million, or 3%, compared to the same period in the prior year.

	Three months ended
	September 30,
	2018	2017	Variance
	(in thousands, except percentage data)
Investment management fees	$129,302	134,149	(4)%
Underwriting and distribution fees	140,308	128,892	9%
Shareholder service fees	25,508	26,406	(3)%
Total revenues	$295,118	289,447	2%

	Nine months ended
	September 30,
	2018	2017	Variance
	(in thousands, except percentage data)
Investment management fees	$393,385	395,463	(1)%
Underwriting and distribution fees	416,222	386,499	8%
Shareholder service fees	78,464	80,706	(3)%
Total revenues	$888,071	862,668	3%

Investment Management Fee Revenues

Investment management fee revenues for the third quarter of 2018 decreased $4.8 million, or 4%, from the third quarter of 2017. For the nine month period ended September 30, 2018, investment management fee revenues decreased $2.1 million, or 1%, compared to the same period in 2017. Decreases in investment management fees for both comparative periods were due to an increase in fees waivers related to fee reductions in selected mutual funds implemented as of July 31, 2018, as well as the impact of fund mergers in previous periods.  In the fourth quarter of 2017, nine Advisors Funds were merged into Ivy Funds with substantially similar objectives and strategies. The remaining 11 Advisor Funds were merged into Ivy Funds on February 26, 2018.

The following table summarizes investment management fee revenues, related average assets under management, fee waivers and investment management fee rates for the three and nine months ended September 30, 2018 and 2017.

	Three months ended September 30,
	2018	2017	Variance
	(in thousands, except for management fee rate and average assets)
Funds investment management fees (net)	$123,764	128,078	(3)%
Funds average assets (in millions)	74,259	73,772	1%
Funds management fee rate (net)	0.6612%	0.6888%
Total fee waivers	$5,641	1,826	209%
Institutional investment management fees (net)	$5,538	6,071	(9)%
Institutional average assets (in millions)	5,203	6,716	(23)%
Institutional management fee rate (net)	0.4071%	0.3871%

	Nine months ended September 30,
	2018	2017	Variance
	(in thousands, except for management fee rate and average assets)
Funds investment management fees (net)	$376,193	376,563	—
Funds average assets (in millions)	74,806	73,563	2%
Funds management fee rate (net)	0.6724%	0.6844%
Total fee waivers	$11,087	6,015	84%
Institutional investment management fees (net)	$17,192	18,900	(9)%
Institutional average assets (in millions)	5,806	7,289	(20)%
Institutional management fee rate (net)	0.4055%	0.3722%

Revenues from investment management services provided to our affiliated mutual funds, which are distributed through the unaffiliated and broker-dealer channels, decreased 3% in the third quarter of 2018 compared to the third quarter of 2017 primarily due to an increase in fee waivers related to fee reductions in selected mutual funds that were implemented as of July 31, 2018. Fee waivers are recorded as an offset to investment management fees up to the amount of fees earned. Fee waivers increased during the nine months ended September 30, 2018 compared to the same period in 2017 due to the Advisors Funds mergers, the inclusion of common fund expenses that were previously not reimbursed and fee reductions in selected mutual funds.  The change in fee waivers was partially offset by increased investment management fees due to slightly higher average assets.

Institutional account revenues in the third quarter of 2018 decreased $0.5 million compared to the third quarter of 2017 due to a 23% decrease in average assets under management, partially offset by an increase in the average management fee rate. For the nine month period ended September 30, 2018, institutional account revenues decreased $1.7 million, compared to the same period in 2017 primarily due to a 20% decrease in average assets under management, partially offset by an increase in the average management fee rate.

	Annualized long-term redemption rates
	(excludes money market redemptions)
	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Unaffiliated channel	31.8%	33.0%	34.1%	40.8%
Institutional channel	40.8%	67.3%	64.3%	53.7%
Broker-Dealer channel	12.9%	16.4%	14.1%	15.4%
Total	22.1%	27.1%	25.5%	28.5%

The decreased long-term redemption rate for the nine months ended September 30, 2018 in the unaffiliated channel was driven primarily by improved redemption rates in the Ivy Asset Strategy Fund and the Ivy VIP Asset Strategy Fund (the “Asset Strategy funds”). Redemptions in the Asset Strategy funds represented approximately 9% of the unaffiliated channel’s redemptions for the nine months ended September 30, 2018, reduced from 21% in the nine months ended September 30, 2017. The decreased long-term redemption rate for the third quarter of 2018 as compared to the same period in 2017 in the institutional channel was due to larger client redemptions in the third quarter of 2017, primarily in our Core Equity strategy. The increased long-term redemption rate for the nine months ended September 30, 2018 in the institutional channel was due to larger client redemptions than the comparative period primarily from our Core Equity and Large Cap Growth strategies. Additionally, we have been notified of approximately $1.0 billion of redemptions in our institutional channel for the fourth quarter of 2018, of which $0.6 billion has been redeemed in October 2018.  The redemptions are a result of a variety of factors including performance, a move to passive and personnel turnover.  The decreased redemption rate in the broker-dealer channel for the three months ended September 30, 2018 reflects a reduction in redemption rates in this channel after the 2017 launch of the MAP Navigator product. Prolonged redemptions in any of our distribution channels could negatively affect revenues in future periods.

Our overall current year-to-date annualized redemption rate of 25.5% is slightly higher than the current year-to-date industry average of approximately 23.0%, based on data from the Investment Company Institute.

Underwriting and Distribution Fee Revenues

The following tables summarize the significant components of underwriting and distribution fee revenues by distribution channel:

	For the three months ended September 30, 2018
		Broker-
	Unaffiliated	Dealer	Total
	(in thousands)

Underwriting and distribution fee revenues
Fee-based asset allocation product revenues	$—	69,468	69,468
Rule 12b-1 service and distribution fees	19,707	18,106	37,813
Sales commissions on front-end load mutual fund and variable annuity products	441	13,651	14,092
Sales commissions on other products	—	9,111	9,111
Other revenues	126	9,698	9,824
Total	$20,274	120,034	140,308

	For the three months ended September 30, 2017
		Broker-
	Unaffiliated	Dealer	Total
	(in thousands)

Underwriting and distribution fee revenues
Fee-based asset allocation product revenues	$—	61,115	61,115
Rule 12b-1 service and distribution fees	22,322	19,026	41,348
Sales commissions on front-end load mutual fund and variable annuity products	353	12,941	13,294
Sales commissions on other products	—	7,974	7,974
Other revenues	217	4,944	5,161
Total	$22,892	106,000	128,892

	For the nine months ended September 30, 2018
		Broker-
	Unaffiliated	Dealer	Total
	(in thousands)

Underwriting and distribution fee revenues
Fee-based asset allocation product revenues	$—	201,565	201,565
Rule 12b-1 service and distribution fees	60,734	54,591	115,325
Sales commissions on front-end load mutual fund and variable annuity products	1,418	41,900	43,318
Sales commissions on other products	—	26,632	26,632
Other revenues	459	28,923	29,382
Total	$62,611	353,611	416,222

	For the nine months ended September 30, 2017
		Broker-
	Unaffiliated	Dealer	Total
	(in thousands)

Underwriting and distribution fee revenues
Fee-based asset allocation product revenues	$—	176,184	176,184
Rule 12b-1 service and distribution fees	69,191	56,544	125,735
Sales commissions on front-end load mutual fund and variable annuity products	1,118	41,796	42,914
Sales commissions on other products	—	23,671	23,671
Other revenues	996	16,999	17,995
Total	$71,305	315,194	386,499

Underwriting and distribution revenues earned in the third quarter of 2018 increased by $11.4 million, or 9%, compared to the third quarter of 2017, primarily driven by an increase in fee-based asset allocation product revenues of $8.4 million in the broker-dealer channel, partially offset by a decrease in Rule 12b-1 asset-based service and distribution fees across both channels.  Fee-based asset allocation product revenues increased primarily due to an increase in fee-based asset allocation assets of $3.2 billion, or 16%, while Rule 12b-1 asset-based service and distribution fees decreased due to a decrease in average mutual fund assets under management for which we earn Rule 12b-1 revenues. Additionally, other revenues increased $4.7 million in the third quarter of 2018 compared to the third quarter of 2017 primarily due to an increase in payments received from independent financial advisors for services.

For the nine months ended September 30, 2018, underwriting and distribution revenues increased by $29.7 million, or 8%, compared to the nine months ended September 30, 2017, primarily driven by an increase in fee-based asset allocation product revenues of $25.4 million in the broker-dealer channel, partially offset by a decrease in Rule 12b-1 asset-based service and distribution fees across both channels.  Fee-based asset allocation product revenues increased primarily due to an increase in fee-based asset allocation assets of $3.2 billion, or 17%, while Rule 12b-1 asset-based service and distribution fees decreased due to a decrease in average mutual fund assets under management for which we earn Rule 12b-1 revenues. Additionally, other revenues increased $11.4 million in the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to an increase in payments received from independent financial advisors for services.

Shareholder Service Fee Revenue

During the third quarter of 2018, shareholder service fee revenue decreased slightly compared to the third quarter of 2017 primarily due to a decrease in the number of accounts and decreased Fund administrative and accounting service fees due to the fund mergers in October 2017 and February 2018.  These decreases were partially offset by increases in asset based services fees, due to an increase in assets, and custodian fees due to a change in fees that now includes broker-dealer advisory accounts.

During the nine months ended September 30, 2018, shareholder service fee revenue decreased $2.2 million, or 3%, compared to the nine months ended September 30, 2017. Fund service fees decreased $3.7 million, or 14%, primarily due to a decrease in the number of accounts as a result of the share class conversion. Fund administrative and accounting service fees decreased $1.2 million, or 12%, due to the fund mergers in October 2017 and February 2018.  Partially offsetting the decreases, custodian fees increased $1.2 million, or 26%, primarily due to a change in custodian fees that now includes broker-dealer advisory accounts.  Service fees based on assets also increased $1.1 million, or 4%, due an increase in assets under management.

Total Operating Expenses

Operating expenses for the third quarter of 2018 were relatively unchanged compared to the third quarter of 2017. For the nine months ended September 30, 2018, operating expenses increased $5.7 million, or 1%, compared to the first nine months of 2017, primarily due to increased distribution and depreciation expenses, partially offset by decreases in compensation and benefits and general and administrative costs.  In August 2017, we announced a cost reduction plan which we plan to complete by 2019.

	Three months ended
	September 30,
	2018	2017	Variance
	(in thousands)

Distribution	$116,591	106,878	9%
Compensation and benefits	64,561	69,636	(7)%
General and administrative	17,559	23,400	(25)%
Technology	15,414	16,039	(4)%
Occupancy	7,148	7,645	(7)%
Marketing and advertising	2,461	3,197	(23)%
Depreciation	8,141	5,230	56%
Subadvisory fees	3,767	3,566	6%
Intangible asset impairment	—	—	—
Total operating expenses	$235,642	235,591	0%

	Nine months ended
	September 30,
	2018	2017	Variance

	(in thousands)

Distribution	$345,376	324,375	6%
Compensation and benefits	199,174	202,003	(1)%
General and administrative	56,240	68,882	(18)%
Technology	49,293	50,796	(3)%
Occupancy	21,081	22,978	(8)%
Marketing and advertising	7,638	9,072	(16)%
Depreciation	19,262	15,626	23%
Subadvisory fees	11,158	9,457	18%
Intangible asset impairment	1,200	1,500	(20)%
Total operating expenses	$710,422	704,689	1%

Distribution expenses for the third quarter of 2018 increased by $9.7 million, or 9%, compared to the third quarter of 2017.  Expenses in the broker-dealer channel increased $13.4 million, or 18%, primarily due to higher commissions paid to independent financial advisors under the new commission structure that became effective on January 1, 2018 and higher commissions on our asset-based advisory products due to advisory asset growth.  Distribution expenses in the unaffiliated channel decreased by $3.7 million due to a decrease in average mutual fund assets under management for which we pay Rule 12b-1 commissions to third party distributors.

For the nine months ended September 30, 3018, distribution expenses increased by $21.0 million, or 6%, compared to the first nine months of 2017.  Expenses in the broker-dealer channel increased $32.5 million, or 14%, primarily due to higher commissions paid to independent financial advisors under the new commission structure that became effective on January 1, 2018 and higher commissions on our asset-based advisory products due to advisory asset growth. Distribution expenses in the unaffiliated channel decreased by $11.5 million due to a decrease in average mutual fund assets under management for which we pay Rule 12b-1 commissions to third party distributors.

Compensation and benefits during the third quarter of 2018 decreased $5.1 million, or 7%, compared to the third quarter of 2017. The decrease is primarily due to a a $3.0 million decrease in pension expense as a result of the Pension Plan freeze as of September 30, 2017, a $2.1 million decrease due to a discretionary 401(k) contribution in 2017 and a $1.3 million decrease related to share-based compensation primarily driven by changes in the Company’s share price.  Partially offsetting these decreases was a $1.3 million increase in base compensation from merit increases.

For the nine months ended September 30, 2018, compensation and benefits decreased $2.8 million, or 1%, compared to the nine months ended September 30, 2017. The decrease is primarily due to a $8.4 million decrease in pension expense as a result of the Pension Plan freeze and a $2.1 million decrease due to a discretionary 401(k) contribution in 2017.  Partially offsetting these decreases was a combined $8.3 million increase in base compensation from merit increases and the 2017 change in field leader compensation structure, resulting in that compensation being recorded in the compensation and benefits line as opposed to distribution expense.

General and administrative expenses in the third quarter of 2018 decreased $5.8 million, compared to the third quarter of 2017. The decrease was mainly due to a decrease in legal and consulting costs due to the completion of certain projects, a decrease in temporary staff expense and a decrease in fund expenses related to prior year fund launches and fund mergers. For the nine months ended September 30, 2018, general and administrative expenses decreased $12.6 million, compared to the same period in 2017. The decrease was mainly due to a decrease in legal and consulting costs due to the completion of certain projects, a decrease in temporary staff expense and a decrease in fund expenses due to fund launches and fund mergers in the prior year.

Occupancy and Marketing and advertising costs decreased a combined $1.2 million in the third quarter of 2018 compared to the third quarter of 2017 and decreased a combined $3.3 million in the nine months ended September 30, 2018 compared to the same period in 2017.  For both comparative periods, costs decreased primarily due to lower office space rent as a result of fewer field office leased locations and less advertising spend as we continue to evolve our broker-dealer market structure.

Depreciation increased for both comparative periods primarily due to a charge of $2.4 million in the third quarter of 2018 to adjust the useful life on certain internally developed software assets.

Subadvisory fees are paid to other asset managers for providing advisory services for certain mutual fund portfolios, and subadvised products generally have a lower operating margin.

Subadvisory expenses increased $0.2 million in the third quarter of 2018 compared to the third quarter of 2017 due to an increase in subadvised average assets of 8%.  Quarterly subadvised average assets under management at September 30, 2018 were $5.8 billion compared to $5.3 billion at September 30, 2017. Subadvisory expenses increased $1.7 million for the nine months ended September 30, 2018 compared to the same period in 2017, due to an increase in subadvised average assets of 12%. Year-to-date subadvised average assets under management at September 30, 2018 were $5.8 billion compared to $5.1 billion at September 30, 2017. The increase in subadvised average assets for both comparative periods is primarily due to the launch of Ivy Proshares in April of 2017 and the introduction of the Wilshire Global Allocation Fund in May of 2017.

Investment and Other Income

Investment and other income was $1.7 million for the three months ended September 30, 2018 compared to $33.3 million for the same period in 2017. In the third quarter of 2018, we recognized $3.8 million in dividend, capital gain distributions and interest income. The third quarter of 2018 also included $3.1 million of net losses related to our seed capital investments and associated hedges, $0.6 million in mark-to-market pension gains and $0.4 million of gains attributable to noncontrolling interests in sponsored funds for the period in which the Company held majority ownership.  During the third quarter of 2017, we recognized $3.3 million in dividend and interest income and gains on the sales of sponsored funds held as available for sale, $1.9 million of net gains related to our seed capital investments and associated hedges and $2.0 million of gains attributable to noncontrolling interests in sponsored funds for the period in which the Company held majority ownership. The third quarter of 2017 also included net gains of $25.1 million related to the freeze of our Pension Plan on September 30, 2017.

Investment and other income was $5.4 million for the nine months ended September 30, 2018 compared to $39.3 million for the same period in 2017. For the nine months ended September 30, 2018, we recognized $11.3 million in dividend, capital gain distributions and interest income. The first nine months of 2018 also included $8.6 million of net losses related to our seed capital investments and associated hedges, $1.7 million in mark-to-market pension gains and $0.7 million of gains attributable to noncontrolling interests in sponsored funds for the period in which the Company held majority ownership.  During the nine months ended September 30, 2017, we recognized $6.1 million in dividend and interest income and gains on the sales of sponsored funds held as available for sale, $0.6 million of net gains related to our seed capital investments and associated hedges and $4.2 million of gains attributable to noncontrolling interests in sponsored funds for the period in which the Company held majority ownership.  The first nine months of 2017 also included net gains of $25.1 million related to the freeze of our Pension Plan on September 30, 2017.

As a result of the change of accounting method for the Pension Plan enacted in the fourth quarter of 2017, the Company’s pension liability will be marked-to-market in the fourth quarter of 2018.

Interest Expense

Interest expense was $1.6 million and $2.8 million in the third quarter of 2018 and 2017, respectively. Interest expense was $4.9 million and $8.4 million for the nine months ended September 30, 2018, and September 30, 2017, respectively.  The majority of our interest expense is fixed based on our Series A and Series B senior unsecured notes. The $95.0 million Series A senior unsecured notes were repaid upon maturity in January 2018. As a result, interest expense declined in both comparative periods, and we anticipate $4.8 million in annualized interest expense savings.

Taxes

The following table reconciles the statutory federal income tax rate with our effective income tax rate from continuing operations for the three and nine months ended September 30, 2018 and 2017.

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Statutory federal income tax rate	21.0%	35.0%	21.0%	35.0%
State income taxes, net of federal tax benefit	2.7	2.4	2.8	2.3
Effects of U.S. tax rate decrease	(1.7)	—	(0.6)	—
Share-based compensation	(0.4)	(1.0)	2.3	3.9
Uncertain tax positions	0.4	(1.0)	(2.9)	(0.2)
Other items	—	(0.4)	0.6	(1.3)
Effective income tax rate	22.0%	35.0%	23.2%	39.7%

Our effective income tax rate was 22.0% and 23.2% for the three and nine months ended September 30, 2018, as compared to 35.0% and 39.7% for the same periods in 2017.  The effective tax rate in 2018 was lower primarily due to the federal statutory tax rate decrease from 35% to 21% effective January 1, 2018.

The enactment of the Tax Cuts and Jobs Act (the “Tax Reform Act”) on December 22, 2017 significantly revised the U.S. Corporate income tax system.  As a result of the Tax Reform Act, the Company recorded a one-time charge of $5.4 million in the fourth quarter of 2017 to measure our net deferred tax assets at the reduced federal statutory rate.  According to guidance from Staff Accounting Bulletin 118, the Company recognized a provisional tax impact related to the revaluation of deferred tax assets and liabilities and included those amounts in its consolidated financial statements for the year ended December 31, 2017.   In the third quarter of 2018, we finalized our 2017 U.S. corporate income tax return and revised provisional adjustments made to our net deferred tax asset.  Accordingly, we recorded a discrete tax benefit of $1.0 million in the three months ended September 30, 2018, which decreased the three and nine month effective tax rate by 1.7% and 0.6%, respectively. The Company now considers its accounting for the income tax effects of the Tax Reform Act to be complete.

Other factors affecting the rate for the nine month comparison period included the reversal of previously recorded uncertain tax expense upon the completion of a voluntary disclosure agreement with a state tax jurisdiction during 2018, which decreased the rate by 3.6%.  The tax impact of share-based compensation created a tax shortfall in both years, but the impact was greater in 2017 mostly due to a larger differential between grant date and vest date prices on restricted stock awards at vesting, which decreased the rate 2.7% and was partially offset by a lesser benefit on unvested restricted stock dividend payments in 2018.

The Company expects continued volatility in its effective tax rate in 2019 as the tax effects of share-based compensation will be impacted by market fluctuations in our stock price.  Based on current estimates, the Company expects a tax shortfall from share-based payments of $1.5 to $2.0 million in 2019, primarily in the second quarter.  The Company expects its future effective tax rate, exclusive of the effects of share-based payments, federal and state tax incentives, unanticipated state tax legislative changes, and unanticipated fluctuations in earnings to range from 23% to 25%.

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

Repurchase Our Stock

We repurchased 4,519,546 shares and 904,410 shares of our Class A common stock in the open market or privately during the nine months ended September 30, 2018 and 2017, respectively, resulting in share repurchases of $89.0 million and $15.6 million, respectively.

In connection with our existing capital return policy, we intend to complete the repurchase of $250 million of our Class A common stock through late 2019, which is inclusive of buybacks to offset dilution of our equity grants.  We continue to engage in an opportunistic share repurchase plan to fulfill the targeted buybacks. We have repurchased $109.1 million of our Class A common stock since the announcement of this program in the fourth quarter of 2017 at a weighted average share price of $20.00.

Pay Dividends

We paid quarterly dividends on our Class A common stock that resulted in financing cash outflows of $61.5 million and $115.7 million for the first nine months of 2018 and 2017, respectively.

The Board of Directors approved a dividend on our Class A common stock of $0.25 per share that was paid on November 1, 2018 to stockholders of record on October 11, 2018.

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

Operating Cash Flows

Cash from operations increased $275.9 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.  The increase is primarily due to an increase in cash generated from investment activity of $239.3 million and an increase in net income of $22.8 million.

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

Investing Cash Flows

Cash from investing activities increased $241.6 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to a decrease of $234.7 million in the purchases of available for sale and equity method securities.

Financing Cash Flows

The repayment of our $95.0 million Series A senior unsecured notes in January of 2018, stock repurchases of $88.2 million and dividends of $61.5 million accounted for the majority of our financing cash outflows in the first nine months of 2018. Dividends of $115.7 million and stock repurchases of $15.6 million accounted for the majority of our financing cash outflows in the first nine months of 2017. Future financing cash outflows will be affected by the new capital return policy.

Future Capital Requirements

Management believes its available cash, marketable securities and expected cash flow from operations will be sufficient to fund its short-term operating and capital requirements during 2018. Expected short term uses of cash include dividend payments, repurchases of our Class A common stock, interest on indebtedness, income tax payments, seed money for new products, ongoing technology enhancements, capital expenditures, and collateral funding for margin accounts established to support derivative positions, and could include strategic acquisitions.

Expected long term capital requirements include interest on indebtedness and maturities of outstanding debt, operating leases and purchase obligations. Other possible long-term discretionary uses of cash could include capital expenditures for enhancement of technology infrastructure, strategic acquisitions, payment of dividends, seed money for new products, and repurchases of our Class A common stock.

Critical Accounting Policies and Estimates

There have been no material changes in the critical accounting policies and estimates disclosed in the “Critical Accounting Policies and Estimates” section of our 2017 Form 10-K, except for the removal of the Pension and Other Postretirement Benefits critical accounting policy due to an amendment to freeze the Pension Plan effective September 30, 2017, which reduced the number of significant accounting estimates related to the Pension Plan in 2018 and future years.

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

Item 4.Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2018, have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.

The Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Part II.Other Information

Item 1.Legal Proceedings

See Part I, Item 1, Notes to the Unaudited Consolidated Financial Statements, Note 11 – Contingencies, of this Quarterly Report on Form 10-Q.

Item 1A.Risk Factors

Except as noted below, there have been no material changes to the Company’s Risk Factors from those previously reported in the Company’s 2017 Form 10-K.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information about the shares of Class A common stock we repurchased during the third quarter of 2018.

			Total Number of	Maximum Number (or
			Shares	Approximate Dollar
			Purchased as	Value) of Shares That
	Total Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under The
Period	Purchased (1)	per Share	Program	Program
July 1 - July 31	597,487	$18.97	597,487	n/a	(1)
Aug 1 - Aug 31	360,225	20.51	360,000	n/a	(1)
Sep 1 - Sep 30	466,900	20.66	466,900	n/a	(1)
Total	1,424,612	$19.91	1,424,387

(1)

On August 31, 1998, we announced that our Board of Directors approved a program to repurchase shares of our Class A common stock on the open market.  Under the repurchase program, we are authorized to repurchase, in any seven-day period, the greater of (i) 3% of our outstanding Class A common stock or (ii) $50 million of our Class A common stock.  We may repurchase our Class A common stock in privately negotiated transactions or through the New York Stock Exchange, other national or regional market systems, electronic communication networks or alternative trading systems.  Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased.  Our Board of Directors reviewed and ratified the stock repurchase program in October 2012.  During the third quarter of 2018, 225 shares were purchased in connection with funding employee income tax withholding obligations arising from the vesting of restricted shares.

In connection with our existing capital return policy, we intend to complete the repurchase of $250 million of our Class A common stock through late 2019, which is inclusive of buybacks to offset dilution of our equity grants.  We continue to engage in an opportunistic share repurchase plan to fulfill the targeted buybacks.

Item 6.Exhibits

10.1*	Waddell & Reed Financial, Inc. Cash Settled RSU Plan.
10.2*	Form of Restricted Stock Unit Award Agreement for awards pursuant to the Waddell & Reed Financial, Inc. Cash Settled RSU Plan.
31.1*	Section 302 Certification of Chief Executive Officer

31.2*	Section 302 Certification of Chief Financial Officer

32.1**	Section 906 Certification of Chief Executive Officer

32.2**	Section 906 Certification of Chief Financial Officer

101*

Materials from the Waddell & Reed Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Unaudited Consolidated Financial Statements, tagged in detail.

*     Filed herewith

**   Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 2nd day of November 2018.

WADDELL & REED FINANCIAL, INC.

By:	/s/ Philip J. Sanders
Chief Executive Officer, Chief Investment Officer and Director
(Principal Executive Officer)

By:	/s/ Benjamin R. Clouse
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)