Form 10-K
period 2018-12-31
WADDELL & REED FINANCIAL INC
filed 2019-02-22
CIK 1052100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of the voting and non-voting common stock equity held by non-affiliates based on the closing sale price on June 30, 2018 was $1.41 billion.

Shares outstanding of each of the registrant’s classes of common stock as of February 8, 2019 Class A common stock, $.01 par value: 76,332,069

DOCUMENTS INCORPORATED BY REFERENCE

In Parts II and III of this Form 10-K, portions of the definitive proxy statement for the 2019 Annual Meeting of Stockholders to be held April 23, 2019.

Index of Exhibits (Pages 49 through 51)

Total Number of Pages Included Are 86

WADDELL & REED FINANCIAL, INC.

INDEX TO ANNUAL REPORT ON FORM 10‑K

For the fiscal year ended December 31, 2018

PART I

Forward‑Looking Statements

This Annual Report on Form 10‑K and the letter to stockholders contain “forward‑looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the current views and assumptions of management with respect to future events regarding our business and the industry in general. These forward‑looking statements include all statements, other than statements of historical fact, regarding our financial position, business strategy and other plans and objectives for future operations, including statements with respect to revenues and earnings, the amount and composition of assets under management, distribution sources, expense levels, redemption rates and the financial markets and other conditions. These statements are generally identified by the use of words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “forecast,” “estimate,” “expect,” “intend,” “plan,” “project,” “outlook,” “will,” “potential” and similar statements of a future or forward‑looking nature. Readers are cautioned that any forward‑looking information provided by or on behalf of the Company is not a guarantee of future performance. Certain important factors that could cause actual results to differ materially from our expectations are disclosed in the Item 1 “Business” and Item 1A “Risk Factors” sections of this Annual Report on Form 10‑K, which include, without limitation, the adverse effect from a decline in securities markets or in the relative investment performance of our products, our inability to pay future dividends, the loss of existing distribution channels or the inability to access new ones, a reduction of the assets we manage on short notice, and adverse results of litigation and/or arbitration. The forgoing factors should not be construed as exhaustive and should be read together with other cautionary statements included in this and other reports and filings we make with the SEC. All forward‑looking statements speak only as of the date on which they are made and we undertake no duty to update or revise any forward‑looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.      Business

General

Waddell & Reed Financial, Inc. (hereinafter referred to as the “Company,” “we,” “our” or “us”) is a holding company, incorporated in the state of Delaware in 1981, that conducts business through its subsidiaries. Founded in 1937, we are one of the oldest mutual fund complexes in the United States, having introduced the Waddell & Reed Advisors group of mutual funds (the “Advisors Funds”) in 1940. Over time we’ve added additional mutual funds: Ivy Funds (the “Ivy Funds”); Ivy Variable Insurance Portfolios, our variable product offering (“Ivy VIP”); InvestEd Portfolios, our 529 college savings plan (“InvestEd”); Ivy High Income Opportunities Fund, a closed-end mutual fund (“IVH”); the Ivy Global Investors Société d’Investissement à Capital Variable (the “SICAV”) and its Ivy Global Investors sub‑funds (the “IGI Funds”), an undertaking for the collective investment in transferable securities (“UCITS”); and the Ivy NextShares® exchange-traded managed funds (“Ivy NextShares”) (collectively, the Advisors Funds, Ivy Funds, Ivy VIP, InvestEd, IVH and Ivy NextShares are referred to as the “Funds”). In February 2018, we completed the merger of all Advisors Funds into Ivy Funds with substantially similar objectives and strategies. In May 2018, we started the process of liquidating the IGI Funds, which was substantially complete in 2018.  In addition to the Funds and IGI Funds, our assets under management (“AUM”) include institutional accounts managed by the Company.

We derive our revenues from providing investment management and advisory services, investment product underwriting and distribution, and shareholder services administration to the Funds, institutional accounts, and the IGI Funds prior to their liquidation. We also provide brokerage services, primarily to retail clients through Waddell & Reed, Inc. (“W&R”), and independent financial advisors associated with W&R (“Advisors”), who provide financial planning and advice to their clients. Investment management and advisory fees and certain underwriting and distribution revenues are based on the level of AUM and assets under administration (“AUA”) and are affected by sales levels, financial market conditions, redemptions and the composition of assets. Our underwriting and distribution revenues consist of fees earned on fee‑based asset allocation programs and related advisory services, asset‑based service and distribution fees promulgated under the 1940 Act (“Rule 12b-1”), distribution fees on certain variable products, and commissions derived from sales of investment and insurance products. The products sold have various commission structures and the revenues received from those sales vary based on the type and dollar amount sold. Shareholder service fee revenue includes transfer agency fees, custodian fees from retirement plan accounts, portfolio accounting and administration fees, and is earned based on client AUM or number of client accounts.  Our major expenses are for distribution of our products, compensation related costs, occupancy, general & administrative, and information technology.

Organization

We deliver our investment management advisory services through our subsidiary companies, primarily Ivy Investment Management Company (“IICO”), the registered investment adviser for the Ivy Funds, Ivy VIP, InvestEd, and Ivy NextShares; and, prior to completion of the Advisors Funds mergers into Ivy Funds in 2018, Waddell & Reed Investment Management Company (“WRIMCO”), a registered investment adviser for the Advisors Funds. WRIMCO merged into IICO, effective December 31, 2018.

Our underwriting and distribution services are delivered through our two broker-dealers: W&R and Ivy Distributors, Inc. (“IDI”). W&R is a registered broker-dealer and investment adviser that acts as the national distributor and underwriter for shares of InvestEd, other mutual funds, and the former Advisors Funds, and as a distributor of variable annuities and other insurance products issued by our business partners. IDI is the distributor and underwriter for the Ivy Funds, Ivy VIP and Ivy Nextshares.

Waddell & Reed Services Company (“WRSCO”) provides transfer agency and accounting services to the Funds. Waddell & Reed Financial, Inc., W&R, WRIMCO, WRSCO, IICO and IDI are hereafter collectively referred to as the “Company,” “we,” “us” or “our” unless the context requires otherwise.

Investment Management Operations

Our investment management and advisory services provide one of our largest sources of revenues. We earn investment management fee revenues by providing investment management and advisory services pursuant to investment management agreements with the Funds. While the specific terms of the agreements vary, the basic terms are similar. The agreements provide that we render overall investment management services to each of the Funds, subject to the oversight of each Fund’s board of trustees and in accordance with each Fund’s investment objectives and policies. The agreements permit us to enter into separate agreements for shareholder services or accounting services with each respective Fund.

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

In addition to performing investment management services for the Funds, we act as an investment adviser for institutional and other private investors and we provide subadvisory services to other investment companies.  We also acted as investment advisor to the IGI Funds prior to their liquidation. Such services are provided pursuant to various written agreements, and our fees are generally based on a percentage of AUM.

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

•	Focus on growing and protecting client assets—a sound approach that seeks to capture asset appreciation when market conditions are favorable and strives to manage risk during difficult market periods.

These three principles shape our investment philosophy and money management approach. For over 80 years, our investment organization has delivered consistently competitive investment performance. Through bull and bear markets, our investment professionals have not strayed from what works—fundamental research and a time‑tested investment process. We believe long-term clients turn to us because they appreciate that our investment approach continues to identify and create opportunities for wealth creation.

Our investment management team is comprised of 89 professionals, including 32 portfolio managers who average 23 years of industry experience and 16 years of tenure with our firm. We have significant experience in virtually all major asset classes, several specialized asset classes and a range of investment styles. We continue to move towards team-based portfolio management on our funds, and have fortified our research team with additional investment analysts, while continuing to foster a collaborative culture across our investment management professionals. We also engage subadvisors who bring additional expertise in specific asset classes, when appropriate.

Investment Management Products

Our mutual funds provide a wide variety of investment options. We are the exclusive underwriter and distributor of 83 registered mutual fund portfolios in the Funds, which includes 14 investment styles. During the first quarter of 2018, the remaining Advisors Funds merged into Ivy Funds with substantially similar objectives and strategies. During 2018, six Ivy Funds and one Ivy VIP fund merged into Ivy Funds and an Ivy VIP fund, respectively, with generally similar investment objectives. Variable products, Ivy VIP and InvestEd are offered primarily through Advisors in the broker-dealer channel; in some circumstances, certain of those funds are also offered through the unaffiliated channel. The Ivy Funds are offered through both our unaffiliated channel and broker-dealer channel. The Funds’ AUM are included in either our unaffiliated channel or our broker-dealer channel depending on which channel marketed the client account or is the broker of record. As of December 31, 2018, we had $65.8 billion in AUM.

Broker-Dealer Products and Services

Since 1937, W&R has been committed to our client’s financial goals.  W&R offers a variety of sophisticated and personalized financial planning services to address virtually any client goal, objective or situation including retirement planning, education planning, addressing survivor needs, asset allocation, estate planning, business planning, income tax planning, disability and long-term care.  In 2017, W&R introduced a new, industry-leading financial planning platform centered around technology provided by eMoney Advisor.  This platform enables Advisors to better serve their client’s financial planning needs and provides clients with access to their financial plan, important financial planning documents and a holistic view of their entire financial situation all through a convenient wealth management portal.

W&R offers clients full-service brokerage services as well as a variety of fee‑based asset allocation programs, including Managed Allocation Portfolio (“MAP”), MAP Choice, MAP Flex, MAPSelect, MAPLatitude and Strategic Portfolio Allocation (“SPA”). These programs utilize a variety of underlying investment options including mutual funds, individual stocks and bonds and exchange traded funds. During 2017, we launched MAPNavigator, an open architecture mutual fund advisory program and enhanced the SPA program, partnering with Wilshire Associates, Inc., an independent consultant, to develop a series of taxable and tax-sensitive investment models consisting of our affiliated Ivy Funds. As of December 31, 2018, clients had $21.2 billion invested in our fee‑based asset allocation programs.

Through our broker-dealer, we distribute various variable annuity products, some of which offer our affiliated Ivy VIP funds as an investment vehicle. In 2017, IICO enhanced InvestEd by lowering fees and expanding the available investment options. InvestEd offers lower sales charges, reduced minimum initial investment, an increased number of aged-based and static portfolios and individual fund options, along with an expanded range of underlying funds within aged-based and static portfolios. Through our insurance agency subsidiaries, Advisors also offer clients retirement and life insurance products underwritten by our business partners.  We offer unaffiliated mutual fund products, other variable annuity products, and full service brokerage products and services through a third-party clearing broker-dealer. AUA were $51.3 billion at December 31, 2018.

Distribution Channels

One of our distinctive qualities is that we distribute our investment products through a balanced distribution network. Our distribution channels cover both retail and institutional unaffiliated sales channels, described below, as well as our affiliated broker-dealer, W&R.

Unaffiliated Channel

In 2018, IDI leadership realigned its distribution model to respond to a changing marketplace and to reinvigorate sales using a more focused approach. The moves centered on two sales channels, National Distribution and Professional Buyers Distribution, in an effort to diversify asset flow and the AUM profile of the Company.

National Distribution, inclusive of National Accounts and National Wholesale, was enhanced to increase focus and drive fund sales throughout the nationwide broker-dealer network. With the National Accounts team focused on firm home office interactions and the National Wholesale team focused on driving sales at the financial advisor level. This alignment provides a holistic, cohesive and collaborative sales and service approach to our national broker-dealer partners. National Wholesale includes 24 external wholesalers, four of which are exclusively devoted to W&R.

Professional Buyers Distribution was enhanced to focus on sales and service across the institutional, consultant relations, insurance, registered investment advisor (“RIA”) and defined contribution investment only (“DCIO”) categories. Unifying sales strategies within the Professional Buyers Distribution group brings collaboration, shared knowledge and enhanced service levels to key institutional, retirement, insurance and RIA clients that require specialized interactions and communication.

The Distribution Operations team supports IDI’s sales and service-related processes including training, business intelligence, client relationship management and sales systems, and practice management. This group also includes IDI’s professional client experience team, which creates key client-facing deliverables utilized by both distribution groups. The Distribution Operations team is designed to help increase the overall knowledge and responsiveness of the entire distribution channel.

AUM in this channel were $25.0 billion at the end of 2018.

Broker-Dealer Channel

Throughout our history, Advisors sold investment products to individuals, families and businesses across the country in geographic markets of all sizes. Advisors assist clients on a wide range of financial issues with a significant focus on helping them plan, generally, for long‑term goals and offer one‑on‑one consultations that emphasize long‑term relationships through continued service.

Over the past several years, we have expanded our brokerage platform technology and product offering, while continuing to make investments that allow Advisors to simplify the way they conduct business with clients. We continued to work to transform W&R into a self-sustaining, fully competitive and profitable entity. These efforts include enhancing the compensation program for Advisors, investing in a new advisor technology platform, transitioning advisors currently leasing space in W&R offices to personal branch offices and redesigning services offered to Advisors. These additional enhancements will continue in the future and are designed to increase our ability to retain and competitively recruit experienced Advisors.

As of December 31, 2018, there were 1,060 Advisors and 343 licensed advisor associates, for a total of 1,403 individuals associated with W&R who operate out of offices located throughout the United States. We believe, based on industry data, that W&R ranks among the largest independent broker-dealers. As of December 31, 2018, our broker-dealer channel had approximately 380,000 mutual fund clients and AUM of $37.2 billion. Assets under administration (“AUA”) includes both client assets invested in the Funds and in other companies’ products that are distributed through W&R held in brokerage accounts, within our fee-based asset allocation programs, or held directly with the funds.

Institutional Channel

We also manage assets in a variety of investment styles for a variety of types of institutions. The largest client type is other asset managers that hire us to act as subadviser for their branded products; they are typically domestic or foreign distributors of investment products who lack scale or the track record to manage internally, or choose to market multi‑manager styles. Our diverse client list includes pension funds, Taft‑Hartley plans and endowments. AUM in the institutional channel were $3.7 billion at December 31, 2018.

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

Competition

The financial services industry is a highly competitive global industry. According to the Investment Company Institute (the “ICI”), at the end of 2018 there were more than 9,300 open‑end investment companies, more than 500 closed‑end investment companies and more than 1,900 exchange traded funds of varying sizes, investment policies and objectives whose shares are being offered to the public in the United States alone. Factors affecting our business include investment performance, fees, brand recognition, business reputation, quality of service and the continuity of both client relationships and AUM. A majority of mutual fund sales go to funds that are highly rated by a small number of well‑known ranking services that focus on investment performance. Competition is influenced by the achievement of competitive investment management performance, distribution methods, the type and quality of shareholder services, the success of marketing efforts and the ability to develop investment products for certain market segments to meet the changing needs of investors.

We compete with other mutual fund management, distribution and service companies that distribute their fund shares through a variety of methods, including affiliated and unaffiliated sales forces, broker-dealers and direct sales to the public of shares offered at a low or no sales charge. Many larger mutual fund complexes have significant advertising budgets and established relationships with brokerage houses with large distribution networks, which enable these fund complexes to reach broad client bases. Many investment management firms and unaffiliated advisors offer services and products similar to ours. We also compete with brokerage and investment banking firms, insurance companies, commercial banks and other financial institutions and businesses offering other financial products in all aspects of their businesses.

The distribution of mutual funds and other investment products has experienced significant developments in recent years, which have intensified the competitive environment. These developments include the introduction of new products, the rationalization of the number of products offered on third party platforms, increasingly complex distribution systems with multiple classes of shares, the development of investors’ ability to invest online, the introduction of sophisticated technological platforms used by financial advisors to sell and service mutual funds for their clients, the introduction of separately managed accounts—previously available only to institutional investors—to individuals, and growth in the number of mutual funds offered.  In recent years, we have faced significant competition from passive investment strategies, which have taken market share from active managers like ourselves.  While we cannot predict how much market share these competitors will gain, we believe there will always be demand for active management.

We believe we effectively compete across multiple dimensions of the asset management and broker-dealer businesses. First, we market our products, primarily the Ivy Funds family, to unaffiliated broker-dealers and advisors and compete against other asset managers offering mutual fund products. Competition is impacted by sales techniques, personal relationships and skills, and the quality of financial planning products and services offered. We compete against a broad range of asset managers that are both larger and smaller than our firm, but we believe that the breadth and depth of our products position us to compete in this environment. Second, we believe our business model targets clients seeking personal assistance from financial advisors or planners. The market for financial advice is extremely broad and fragmented. Advisors compete with large and small broker-dealers, unaffiliated advisors, registered investment advisers, financial institutions, insurance representatives and others. Finally, we compete in the institutional marketplace, working with consultants who select asset managers for various opportunities, as well as working directly with plan sponsors, foundations, endowments, sovereign funds and other asset managers who hire subadvisors.

We also face competition in attracting and retaining qualified employees and Advisors. To maximize our ability to compete effectively in our business, we offer competitive compensation. We are advancing our culture by focusing on our Core Values and further investing in our people through areas such as talent management, employee experiences, diversity & inclusion and total rewards.  For Advisors, we enhanced the compensation program, are investing in a new advisor technology platform and have expanded our brokerage platform technology and product offering.

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

The Funds are registered as investment companies with the SEC under the ICA, and various filings are made with states under applicable state rules and regulations. The ICA regulates the relationship between a mutual fund and its investment adviser and prohibits or severely restricts principal transactions and joint transactions. Various regulations cover certain investment strategies that may be used by the Funds for hedging and/or speculative purposes. To the extent the Funds purchase futures contracts, options on futures contracts, swaps and foreign currency contracts above certain de minimis thresholds established by the Commodity Futures Trading Commission (the “CFTC”), they are subject to the commodities and futures regulations of the CFTC.

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

The Company is also subject to federal and state laws affecting corporate governance, including the Sarbanes‑Oxley Act of 2002, as well as rules adopted by the SEC. Our report on internal controls over financial reporting for 2018 is included in Part I, Item 9A.

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

W&R and IDI are each subject to certain net capital requirements pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Uniform Net Capital Rule 15c3‑1 of the Exchange Act (the “Net Capital Rule”) specifies the minimum level of net capital a registered broker-dealer must maintain and also requires that part of its assets be kept in a relatively liquid form. The Net Capital Rule is designed to ensure the financial soundness and liquidity of broker-dealers. Any failure to maintain the required minimum net capital may subject us to suspension or revocation of our registration or other limitations on our activity by the SEC, and suspension or expulsion by FINRA or other regulatory bodies, and ultimately could require the broker-dealer’s liquidation. The maintenance of minimum net capital requirements may also limit our ability to pay dividends. As of December 31, 2018 and 2017, net capital for W&R and IDI exceeded all minimum requirements.

Pursuant to the requirements of the Securities Investor Protection Act of 1970, W&R is a member of the Securities Investor Protection Corporation (the “SIPC”). IDI is exempt from the membership requirements and is not a member of the SIPC. The SIPC provides protection against lost, stolen or missing securities (but not loss in value due to a rise or fall in market prices) for clients in the event of the failure of a broker-dealer. Accounts are protected up to $500,000 per client with a limit of $250,000 for cash balances. However, since the Funds, and not our broker-dealer subsidiaries, maintain client accounts, SIPC protection would not cover mutual fund shareholders whose accounts are maintained directly with the Funds, but would apply to brokerage accounts held on our brokerage platform.

Title III of the USA PATRIOT Act, the International Money Laundering Abatement and Anti‑Terrorist Financing Act of 2001, imposes significant anti‑money laundering requirements on all financial institutions, including domestic banks and domestic operations of foreign banks, broker-dealers, futures commission merchants and investment companies.

The Company and Advisors in our broker-dealer channel are subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and related provisions of the Internal Revenue Code of 1986, as amended, to the extent they are considered “fiduciaries” under ERISA with respect to certain clients.  Although in 2018 the U.S. Court of Appeals for the Fifth Circuit vacated regulations adopted by the U.S. Department of Labor that, among other things, treated as fiduciaries any person who provides investment advice or recommendations to employee benefit plans, plan fiduciaries, plan participants, plan beneficiaries, IRAs or IRA owners, other regulators have enacted or proposed other fiduciary standards that could require modifications to our distribution activities and may impact our ability to service clients or engage in certain types of distribution or other business activities.

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

Employees

At December 31, 2018 we had 1,332 full‑time employees, consisting of 1,198 home office employees and 134 employees responsible for field supervision and administration.

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

MARKET AND COMPETITION RISKS

We Could Experience Adverse Effects On Our Market Share Due To Strong Competition From Numerous And Sometimes Larger Companies. The investment management industry is highly competitive.  We compete with stock brokerage firms, mutual fund companies, investment banking firms, insurance companies, banks, internet investment sites, mobile investment products, automated financial advisors, registered investment advisers, and other financial institutions and individuals based on a number of factors, including investment performance, the level of fees charged, the quality and diversity of products and services offered, name recognition and reputation, and the ability to develop new investment strategies and products to meet the changing needs of investors. Many of these competitors not only offer mutual fund investments and services, but also offer an ever-increasing number of other financial products and services. Many of our competitors have more products and product lines, services and brand recognition and also may have substantially greater AUM.  See Item 1 – “Business – Competition.”

Many larger mutual fund complexes have developed more extensive relationships with brokerage houses that have large distribution networks, which may enable those fund complexes to reach broader client bases. In recent years, there has been a trend of consolidation in the mutual fund industry resulting in stronger competitors with greater financial resources than us.

There has also been a trend toward online internet financial services and financial services that are based on mobile applications or automated processes as clients increasingly seek to manage their investment portfolios digitally.  This is leading to increased utilization of “robo” adviser platforms. If existing or potential clients decide to invest with our competitors instead of with us, our market share could decline, which could have a material adverse effect on our business.

We have faced significant competition in recent years from lower fee, passive investment strategies.  Investment advisers that emphasize passive products have gained, and may continue to gain, market share from active managers like us, which could have a material impact on our business.

We Could Lose Market Share To Competitors That Have Broader Investment Product Offerings.  There are a number of asset classes and product types that are not well covered by our current products and services. When these asset classes or products are in favor with investors, our competitors may receive outsized flows compared to others in the industry.  As a result, we may miss the opportunity to gain the AUM that are being invested in these assets and face the risk of our managed assets being withdrawn in favor of competitors who provide services covering these classes or products.  For example, to the extent there is a trend in the asset management business in favor of passive products, such as index and certain types of exchange-traded funds, it favors our competitors who provide those products over active managers like us. In addition, we are not typically the lowest cost provider of asset management services. To the extent that we compete on the basis of price, we may not be able to maintain our current fee structure, which could adversely affect our operating revenues.

Our Business And Prospects Could Be Adversely Affected If The Securities Markets Decline. Our results of operations are affected by certain economic factors, including the success of the securities markets. There are often substantial fluctuations in price levels in the securities markets. These fluctuations can occur on a daily basis and over longer periods as a result of a variety of factors, including national and international economic and political events, broad trends in business and finance, and interest rate movements.  Adverse market conditions, particularly in the U.S. domestic stock market due to our high concentration of AUM in that market, and lack of investor confidence could result in investors further withdrawing from the markets or decreasing their rate of investment, either of which could adversely affect our revenues, earnings and growth prospects.

Our revenues are, to a large extent, investment management fees that are based on the market value of AUM.  A decline in the securities markets may cause the value of our AUM to decline or cause investors to redeem assets in favor of investments they perceive offer greater opportunity or lower risk, both of which decrease investment management and other fees and could significantly reduce our revenues and earnings.  We do not hedge our revenue stream from this risk through derivatives or other financial contracts.  Our growth is dependent to a significant degree upon our ability to attract and retain mutual fund assets, and, in an adverse economic environment, this may prove more difficult.  The combination of adverse market conditions reducing both sales and investment management fees could compound one another and materially affect our business.

There May Be Adverse Effects On Our Business If Our Funds’ Performance Declines.  Success in the investment management and mutual fund businesses, including the growth and retention of AUM, is dependent on the investment performance of client accounts relative to market conditions and the performance of competing funds. Good relative performance stimulates sales of the Funds’ shares and tends to keep redemptions low.  Sales of the Funds’ shares in turn generate higher management fees and distribution revenues. Good relative performance may also attract institutional accounts.  It may also result in higher ratings or rankings by research services such as Morningstar, Lipper or eVestment Alliance, which may compound the foregoing effects. Conversely, poor relative performance results in decreased sales, increased redemptions of the Funds’ shares and the loss of institutional accounts, resulting in decreases in our AUM and revenues.  Poor investment performance also may adversely affect our ability to expand the distribution of our products through unaffiliated third parties.  Further, any drop in market share of mutual fund sales in our broker-dealer channel may further reduce profits as sales of unaffiliated mutual funds are less profitable than sales of our affiliated mutual funds.  As of December 31, 2018, 37% our AUM were concentrated in five Funds. As a result, our operating results are significantly affected by the performance of those Funds and our ability to minimize redemptions from and maintain AUM in those Funds. If we experienced a significant amount of redemptions of those Funds for any reason, our revenues would decline and our operating results would be adversely affected. Further, any adverse performance of those Funds may also indirectly affect the net sales and redemptions in our other products, which in turn, may adversely affect our business.  We have experienced net outflows in recent years due in part to underperformance of our mutual funds and depressed sales. During fiscal years 2018 and 2017, we had $10.4 billion and $11.4 billion of net outflows, respectively.

In the ordinary course of our business, we may reduce or waive investment management fees, or limit total expenses, on certain products or services for particular time periods to manage fund expenses, or for other reasons, and to help retain or increase AUM. If our revenues decline without a commensurate reduction in our expenses, our net income will be reduced. From time to time, we may experience poor investment performance, on a relative or absolute basis, in certain products or accounts that we manage, which may contribute to a significant reduction in our AUM and revenues.  There is typically a lag before improvements in investment performance produce a positive effect on asset flows. The implementation of new fiduciary standards could also reduce asset flows in the event of underperformance. There can be no assurances as to when, or if, investment performance issues will cease to negatively influence our AUM and revenues.

Changes In The Distribution Channels In Which We Operate Could Reduce Our Net Revenues and Adversely Affect Our AUM, Revenues and Growth Prospects.  Our ability to market and distribute mutual funds and other investment products we manage is significantly dependent on access to third party financial intermediaries that distribute these products.  We sell a significant portion of our investment products through a variety of such intermediaries, including major wire houses, national and regional broker-dealers, defined contribution plan administrators, retirement platforms and registered investment advisers.  AUM in our unaffiliated channel at December 31, 2018 were $25.0 billion, or 38% of total AUM.  It would be difficult for us to acquire or retain the management of those assets without the assistance of the intermediaries.  As third party intermediaries rationalize and reduce the number of product offerings on their platforms, including in response to new fiduciary standards, we cannot provide assurances that we will be able to maintain an adequate number of investment product offerings, or access to these intermediaries, which could have a material adverse effect on our business.  Relying on third party intermediaries also exposes us to the risk of increasing costs of distribution, as certain intermediaries with which we conduct business charge fees (largely determined by the distributor) to maintain access to their distribution networks.  If we choose not to pay such fees, our ability to distribute through those intermediaries would be limited; significant increases in such fees will cause our distribution costs to increase, which could lower our profitability.  In addition, over time certain sectors of the financial services industry have become considerably more concentrated, as financial institutions involved in a broad range of financial services have been acquired by or merged into other firms.  In April 2016, the U.S. Department of Labor (the “DOL”) adopted regulations that, among other things, treated as fiduciaries any person who provides investment advice or recommendations to employee benefit plans, plan fiduciaries, plan participants, plan beneficiaries, IRAs or IRA owners (the “DOL Fiduciary Rule”). Although the DOL Fiduciary Rule has been vacated by the U.S. Court of Appeals for the Fifth Circuit, other regulators have enacted or proposed other fiduciary standards that could require modifications to our distribution activities and may impact our ability to service clients or engage in certain types of distribution or other business activities. The convergence of all of these activities could result in our competitors gaining greater resources, and we may experience pressure on our pricing and market share as a result, and as some of our competitors seek to increase market share by reducing prices.  If these changes continue, our distribution costs could increase as a percentage of our revenues generated.  We could experience lower sales or incur higher distribution costs or other developments, which could have an adverse effect on our results of operations if third party selling agreements are terminated or there is a change in the terms of those agreements.

Approximately half of our AUM, $37.2 billion, or 57%, as of December 31, 2018 are held in our broker-dealer channel.  The investment products distributed in our broker-dealer channel include our affiliated mutual funds and other products, as well as products issued by unaffiliated mutual fund companies.  A significant portion of the sales in this channel are sales of affiliated mutual funds, upon which we earn higher revenues from asset management fees as compared to the sale of unaffiliated funds.  Sales of affiliated investment products in our broker-dealer channel may decrease (and redemptions increase) materially with the introduction of additional unaffiliated investment products in our advisory programs.  Further, qualified accounts, particularly IRAs, make up a significant portion of our AUM and AUA in this channel, and a significant portion of those retirement assets are invested in our affiliated products.  The introduction of additional unaffiliated products in this channel, sustained underperformance of key investment products, and the implementation of new fiduciary standards could cause us to experience lower sales of our affiliated investment products, increased redemptions, or other developments that may not be fully offset by higher distribution revenues or other benefits.  As a result, our AUM, revenues and earnings may decline.  See “Legal, Regulatory and Tax Risks.”

Increasingly, investors, particularly in the institutional market, rely on external consultants and other third party financial professionals for advice on the choice of an investment adviser and investment portfolio. Further, the institutional account business uses referrals from investment consultants, investment advisers and other professionals.  These consultants and third parties tend to exert a significant degree of influence over their clients’ choices, and they may favor a competitor of ours.  We cannot assure that our investment offerings will be among their recommended choices in the future. The Company cannot be certain that it will continue to have access to these third party distribution channels or have an opportunity to offer some or all of its investment products through these channels.  Further, their recommendations can change over time and we could lose their recommendation and their client assets under our management.  Any failure to maintain strong business relationships with these distribution sources and the consultant community could impair our ability to sell our products, which in turn could have a negative effect on our revenues and profitability.

A Significant Percentage Of Our AUM Are Distributed Through Our Unaffiliated Channel, Which Has Higher Redemption Rates Than Our Broker-Dealer Channel. In recent years, we have focused on expanding distribution efforts relating to our unaffiliated channel.  The percentage of our AUM in the unaffiliated channel was 38% at December 31, 2018, and the percentage of our total sales represented by the unaffiliated channel was 61% for the year ended December 31, 2018.  The success of sales in our unaffiliated channel depends upon our maintaining strong relationships with certain strategic partners, third party distributors and institutional accounts, as well as on the performance of our investment products marketed through this channel.  Many of those distribution sources also offer investors competing funds that are internally or externally managed, or may reduce the number of competing products on their platforms through systemic rationalization and reduction, which could limit the distribution of our products. The loss of any of these distribution channels and the inability to continue to access new distribution channels could decrease our AUM and adversely affect our results of operations and growth.  There are no assurances that these channels and their client bases will continue to be accessible to us.  The loss or diminution of the level of business we do with those providers could have a material adverse effect on our business.  Compared to the industry average redemption rate of 24.9% and 22.9% for the years ended December 31, 2018 and 2017, respectively, the unaffiliated channel had redemption rates of 38.7% and 40.1% for the years ended December 31, 2018 and 2017, respectively.  Redemption rates were 13.9% and 15.6% for our broker-dealer channel in the same periods, reflecting the higher rate of transferability of investment assets in the unaffiliated channel.  However, the modernization of our brokerage and advisory platforms and products and the introduction of additional unaffiliated investment products in our advisory programs, as well as changes resulting from possible implementation of new fiduciary standards, may result in a higher redemption rate in our broker-dealer channel, as Advisors may move to sell more unaffiliated products.  An increase in the sale of unaffiliated mutual funds compared to sales of the Funds in our broker-dealer channel may reduce profits, as sales of unaffiliated mutual funds are less profitable than sales of our Funds.  See “Legal, Regulatory and Tax Risks.”

Fee Pressures Could Reduce Our Revenues And Profitability. There is an accelerating trend toward lower fees in some segments of the investment management business. The SEC has adopted rules that are designed to alter mutual fund corporate governance, which could result in further downward pressure on investment advisory fees in the mutual fund industry. Investors and clients are increasingly fee sensitive. Active management continues to experience pressure by increased flows to lower fee passive products.  This trend has resulted in pressure on active management firms to reduce fees to compete with passive products.  New fiduciary standards could increase fee pressure as financial advisors may have more fee sensitivity given their new fiduciary role.  In addition, competition could cause us to reduce the fees we charge for products and services.  In the event that competitors charge lower fees for substantially similar products, we may be forced to compete on the basis of price in order to attract and retain clients.  Effective July 31, 2018, we implemented fee reductions in selected mutual funds.  The investment management agreements with the Funds continue in effect from year to year only if approved by the Funds’ board of trustees. Periodic review of these advisory agreements could result in a reduction in investment management fee revenues received from the Funds. Accordingly, there can be no assurance that we will be able to maintain our current fee structure.  Fee reductions on existing or future new business could reduce our operating revenues and may adversely affect our business, future revenue and profitability.

The fees we earn vary depending on the type of asset managed, the type of client, the type of asset management product or service provided and whether the product is sub-advised.  A shift in the mix of our AUM from higher revenue-generating assets to lower revenue-generating assets may result in a decrease in our operating revenues even if our aggregate AUM do not change.  There can be no assurance that we will achieve a more favorable product mix in the future.

Our Ability To Attract And Retain Key Personnel Is Significant To Our Success And Growth. Our success is largely dependent on our ability to attract and retain highly skilled personnel, including our corporate officers, portfolio managers, investment analysts, and sales and client relationship personnel, many of whom have specialized expertise and extensive experience in our industry.  The market for experienced asset management personnel is extremely competitive, and is increasingly characterized by the movement of employees among different firms.  Most of our employees do not have employment contracts, and generally can terminate their employment with us at any time.  Those employees who are subject to employment contracts are generally eligible to terminate their employment at any time upon written notice. Due to the competitive market for these professionals and the success of our highly skilled employees, our costs to attract and retain key personnel are significant.  If we are unable to offer competitive compensation or otherwise attract and retain talented individuals, the Company’s ability to compete effectively and retain its existing clients may be materially impacted.  Because the investment track record of many of our products and services is often attributed to a small number of individual employees, the departure of one or more of these employees could damage our reputation and result in the loss of assets or client accounts, which could have a material adverse effect on our results of operations and financial condition.  If we are unable to attract and retain qualified personnel, it could damage our reputation, make it more difficult to retain and attract new employees, cause our retention costs to increase significantly, and materially adversely impact our financial condition and results of operations.

Additionally, a significant portion of the sales of our mutual funds, investment products, annuities and insurance products are sold in our broker-dealer channel. Our growth prospects are directly affected by the quality, quantity and productivity of Advisors who continue to manage their independent practices through their association with us.

There May Be An Adverse Effect On Our Business If Our Investors Redeem The Assets We Manage On Short Notice.  Our investment management agreements with institutions and other non-mutual fund accounts are generally terminable upon relatively short notice, and investors in the Funds that we manage may redeem their investments in the Funds at any time without prior notice.  Institutional and individual clients can terminate their relationships with us, reduce the aggregate amount of AUM, or shift their funds to other types of accounts with different rate structures for any number of reasons, including investment trends, investment performance, changes in prevailing interest rates, changes in investment preferences of clients, changes in our reputation in the marketplace, changes in management or control of clients or third party distributors with whom we have relationships, loss of key investment management or other personnel, and financial market performance.  In addition, in a declining securities market, the pace of mutual fund redemptions and withdrawal of assets from other accounts could accelerate. Poor investment performance generally or relative to other investment management firms tends to result in decreased purchases of Fund shares, increased redemptions of Fund shares, and the loss of institutional or individual accounts.  Historically, the risk of our investors redeeming their investments in the Funds on short notice has been greater for assets in our unaffiliated channel.  Additionally, redemptions in our broker-dealer channel may increase materially with the introduction of additional unaffiliated investment products in our advisory programs.  The implementation of new fiduciary standards could also result in increased redemptions.  An increase in redemptions and the corresponding decrease in our AUM may have a material adverse effect on our business.

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

We May Be Unable To Develop New Products And Support Provided To New Products May Reduce Fee Revenue, Increase Expenses And Expose Us To Potential Loss On Invested Capital.  Our financial performance depends, in part, on our ability to develop, market and manage new investment products and services, which may require significant time and resources, as well as ongoing support and investment.  Substantial risk and uncertainties are associated with the introduction of new products and services, including the implementation of new and appropriate operational controls and procedures, shifting client and market preferences, the introduction of competing products or services, and compliance with regulatory requirements. A failure to continue to innovate to introduce new products and services, or to manage successfully the risks associated with such products and services, may impact our market share relevance and may cause our AUM, revenue and earnings to decline.

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

The Failure Or Negative Performance Of Products Offered By Competitors May Cause AUM In Our Similar Products To Decline Irrespective Of The Performance Of Our Products.  Many competitors offer similar products to those offered by us and the failure or negative performance of competitors’ products or the loss of confidence in a product type could lead to a loss of confidence in similar products offered by us, irrespective of the performance of our products. Any loss of confidence in a product type could lead to redemptions in such products, which may cause the Company’s AUM to decline and materially affect our business.

The Impairment Or Failure Of Other Financial Institutions Could Adversely Affect Our Business.  The investment management activities expose the Company, and the Funds and institutional clients we manage, to many different industries and counterparties.  We routinely execute transactions with counterparties, including brokers-dealers, commercial and investment banks, clearing organizations, mutual and hedge funds, and other institutional clients that expose us or the Funds or accounts we manage to operational, credit or other risks in the event that a counterparty with whom the Company transacts defaults on its obligations or if there are other unrelated systemic failures in the markets.  Although we regularly assess risks posed by counterparties, such counterparties may be subject to sudden swings in the financial and credit markets that may impair their ability to perform or they may otherwise fail to meet their obligations.  Any such impairment failure could negatively impact the performance of products or accounts we manage, which could lead to the loss of clients and may cause our AUM, revenue and earnings to decline.

Restrictions On Our Inability To Use “Soft Dollars” Could Result In An Increase In Our Expenses. On behalf of our mutual fund and investment advisory clients, we make decisions to buy and sell securities for each portfolio, select broker-dealers to execute trades, and negotiate brokerage commission rates. In connection with these transactions, we may receive “soft dollar credits” from broker-dealers that we can use to defray certain of our research and brokerage expenses consistent with Section 28(e) of the Securities Exchange Act of 1934, as amended. We may be limited in our ability to use “soft dollars,”. If our use of “soft-dollars” decreases or is eliminated, including due to the adoption of regulations, our operating expenses could increase. The Markets in Financial Instruments Directive II (“MiFID II”), which was effective in Europe in January 2018, regulates the use of “soft dollars” to pay for research and other services. Although MiFID II does not apply to our investment management business in the United States, it may result in changes to industry practice that limits our use of “soft dollars”.

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

Potential impacts of current or proposed legal or regulatory requirements include, without limitation, the following:

•

As part of the debate in Washington, D.C. related to the economy and the U.S. deficit, there has been increasing focus on the framework of the U.S. retirement system. Although the DOL Fiduciary Rule has been vacated, the Company already had implemented a number of business and compliance initiatives in order to change our distribution methods and operations in response to the Rule.  The DOL could promulgate in the future a rule to replace the DOL Fiduciary Rule that imposes materially different requirements on the Company and makes such changes implemented in response to the DOL Fiduciary Rule unnecessary or no longer appropriate. Such a rule could also impose additional or different requirements on the Company than the rule proposed recently by the SEC imposing a fiduciary standard on broker-dealers discussed in greater detail below, which could increase costs. Additionally, changes to the current retirement system framework may impact our business in other ways. For example, proposals to reduce contributions to IRAs and defined contribution plans for certain individuals, as well as potential changes to defined benefit plans, may result in increased plan terminations and reduce our opportunity to manage and service retirement assets.

•

In April 2018, the SEC proposed its own fiduciary rule that would impose a new standard of care on broker-dealers when making recommendations to both retirement and non-retirement account recommendations.  If adopted, the proposed SEC rule could have wide ranging impact on our business and the businesses of those parties through which we distribute our products.  For example, such a rule could require us to implement new policies and procedures designed to comply with the new requirements.  There are no assurances that we will be able to successfully execute the significant changes and enhancements to our business model, operations, technology and compliance policies and procedures required by new fiduciary standards in a timely manner, which could materially and adversely affect our business.  Such a rule could necessitate changes in our product structures in order to accommodate the new rule or changed business conditions, including product rationalization and reduction, as well as changes to our share classes and fee structures, revenue sharing arrangements, and investment opportunities for certain funds we manage.  In addition, it could reduce our opportunities to distribute our products through our current network of business partners and hinder our ability to develop new business relationships.  New fiduciary standards could create additional liability exposure to regulatory enforcement activity, including litigation and arbitration, which may result in awards, settlements, penalties, injunctions, reputational risk, costs of defense regardless of outcome, or other adverse results.  New fiduciary standards, coupled with the introduction of unaffiliated products in our advisory programs and sustained underperformance of key investment products, could cause us to experience lower sales of our affiliated investment products, increased redemptions, or other developments that could materially and adversely affect our business.  Fiduciary regulations at the state level could also result in increased costs or regulatory risks for the Company.

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

•

The SEC and its staff continue to engage in various initiatives and reviews that seek to modify the regulatory structure governing the asset management industry, and registered investment companies in particular.  In 2016, the SEC adopted new rules to revise Form ADV and establish Form N-PORT, which require mutual funds to report information about their monthly portfolio holdings to the SEC in a structured data format and impose further reporting obligations on us and the Funds.  These filings have required, and will continue to require, significant investments in people and systems to ensure timely and accurate reporting.  In late 2016, the SEC adopted new rules that require registered open-end funds to adopt liquidity risk management programs with specific requirements for measuring and reporting the liquidity of fund holdings.  These rules could limit investment opportunities for certain Funds we manage and may increase our management and administration costs, with potential adverse effects on our revenues, expenses and results of operations.  The SEC has also been directed toward risk identification and controls in trading practices, cybersecurity and the evaluation of systemic risks and has indicated an intention to propose new rules for transition planning by asset managers, including the transfer of client assets.  When finalized, these new rules can be expected to add additional reporting and compliance costs and may affect the development of new products and the ability to continue to offer certain strategies through a registered investment company format.  In 2018, the SEC included the re-proposal of a rule regulating the use of derivatives by registered investment companies on its regulatory agenda.  The ultimate impact on our Funds, and thus the Company, is unclear if the SEC adopts such a rule, although certain Funds might be required to alter their principal investment strategies or pursue them in a different manner, which could lead to investment losses or shareholder redemptions.

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

Our Business Is Subject To Substantial Risk From Litigation, Regulatory Investigations And Potential Securities Laws Liability. Many aspects of our business involve substantial risks of litigation, regulatory investigations and/or arbitration, and from time to time, we are involved in various legal proceedings in the course of operating our business, including employment-related claims.  See Item 3 – “Legal Proceedings.”  We are exposed to liability under federal and state securities laws, other federal and state laws and court decisions, as well as rules and regulations promulgated by the SEC, FINRA and other regulatory bodies.  These regulatory bodies have the authority to review our products and business practices, and those of our employees and the Advisors, and to bring regulatory or other legal actions against us if, in their view, our practices, or those of our employees or the Advisors, are improper. Actions brought against us may result in awards, settlements, penalties, injunctions or other adverse results, including reputational damage. In addition, we may incur significant expenses in connection with our defense against such actions regardless of their outcome. We, our subsidiaries, and/or certain of our past and present officers, have been named as parties in legal actions, regulatory investigations and proceedings, and/or securities arbitrations in the past, and have been subject to claims alleging violation of such laws, rules and regulations, which have resulted in the payment of fines and settlements.  From time to time, we receive subpoenas or other requests for information from governmental and regulatory authorities in connection with certain industry-wide, company-specific or other investigations or proceedings. These examinations, inquiries and proceedings, have in the past and could in the future, if compliance failures or other violations are found, cause the relevant regulator to institute proceedings and impose sanctions for violations. Any such action may also result in litigation by investors in the Funds, other clients or by our stockholders, which could harm the Company’s reputation, potentially harm the investment returns of the Funds, or result in the Company being liable for damages.

In addition, the Funds to which we provide investment advisory and management services are subject to litigation and governmental and self-regulatory organization investigations and proceedings, any of which could harm the investment returns or reputation of the applicable Fund or result in our investment adviser subsidiaries being liable to the Funds for any resulting damages.

There has been an increase in litigation and regulatory investigations in the asset management and financial services industries in recent years, including client claims, class action suits and government actions alleging substantial monetary damages and penalties.  An adverse resolution of any lawsuit, legal or regulatory proceeding or claim against us could result in substantial costs or reputational harm to us, and have a material adverse effect on our business.  In addition to these financial costs and risks, the defense of litigation, regulatory investigations or arbitration may divert resources and management’s attention from operations.

Insurance May Not Be Available On A Cost Effective Basis To Protect Us From Liability.  We face inherent liability risk related to litigation from mutual fund investors, clients, third party vendors and others, and actions taken by regulatory agencies.  To help protect against these potential liabilities, we purchase insurance in amounts, and against risks, that we consider appropriate and commercially reasonable, where such insurance is available at prices we deem acceptable. There can be no assurance, however, that a claim or claims will be covered by insurance or, if covered, will not exceed the limits of available insurance coverage, that any insurer will remain solvent and will meet its obligations to provide us with coverage, or that insurance coverage will continue to be available with sufficient limits at a reasonable cost. Insurance costs are impacted by market conditions and the risk profile of the insured, including prior claims, and may increase significantly over relatively short periods. In addition, certain insurance coverage may not be available or may only be available at prohibitive costs. Renewals of insurance policies may expose us to additional costs through higher premiums or the assumption of higher deductibles or co-insurance liability.

Financial Advisors In Our Broker-Dealer Channel Are Classified As Independent Contractors, And Changes To Their Classification May Increase Our Operating Expenses.  From time to time, various legislative or regulatory proposals are introduced at the federal or state levels addressing the criteria for determining the status of independent contractors’ classification as employees for either employment tax purposes (withholding, social security, Medicare and unemployment taxes) or other employment benefits.  Currently, most individuals are classified as employees or independent contractors for employment tax purposes based on relevant statutory, regulatory and common law tests, including the multi-factor test utilized by the Internal Revenue Service.   We classify Advisors as independent contractors for all purposes, including employment tax.  There can be no assurance that legislative, judicial or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change the independent contractor classification of those Advisors or that private litigants might file actions seeking to change such classification.  The costs associated with potential changes, if any, with respect to these independent contractor classifications could have a material adverse effect on our business.

Misconduct By Our Employees And/Or By Advisors Could Result In Liability, Subject Us To Regulatory Sanctions Or Otherwise Adversely Affect Our Business, Results of Operations or Financial Condition. Our business is based on the trust and confidence of our clients, for whom Advisors handle a significant amount of funds, as well as financial and personal information. Misconduct by our employees or by Advisors could result in violations of law, regulatory sanctions and/or serious reputational or financial harm. Misconduct that could occur includes: (i) binding us to transactions that exceed authorized limits; (ii) hiding unauthorized or unsuccessful activities resulting in unknown and unmanaged risks or losses; (iii) improperly using, disclosing or otherwise compromising confidential information; (iv) recommending transactions that are not suitable; (v) engaging in fraudulent or otherwise improper activity, including the misappropriation of funds; (vi) engaging in unauthorized or excessive trading to the detriment of clients; or (vii) otherwise not complying with laws, regulations or our control procedures.  Although we have implemented a system of internal controls to minimize the risk of misconduct, there can be no assurance that our controls or precautions to detect and prevent misconduct will be effective in all cases. Preventing and detecting misconduct among Advisors, who are not employees, presents additional challenges.  We could be liable in the event of misconduct by employees or Advisors and we could also be subject to regulatory sanctions. Although we believe that we have adequately insured against these risks, there can be no assurance that our insurance will be maintained or that it will be adequate to meet any liability resulting from these activities.  Any damage to the trust and confidence placed in us by our clients may cause our AUM to decline, which could adversely affect our reputation, business and prospects and lead to a material adverse effect on our business, results of operations or financial condition.

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

Failure To Implement New Information Technology Systems Successfully Could Materially And Adversely Affect Our Business.  We are in the process of continuing to modernize our brokerage and advisory platforms and products and implementing new information technology systems, including a new business administration platform and integrated data repository that we believe will facilitate and improve our core businesses and our productivity, and position our broker-dealer channel for long-term competitiveness.  Additionally, new fiduciary standards could require significant changes to our business operations, including, but not limited to, our distribution methods, compensation models and product shelf.  We may be required to make significant capital expenditures to maintain competitive infrastructure. Our technology infrastructure is vital to the competitiveness of our business.  We depend on specialized technology to operate our business and a number of our key information technology systems were developed solely to handle our particular information technology infrastructure.  Our continued success depends on our ability to effectively integrate necessary technology systems across our organization, and to adopt new or adapt existing technologies to meet client, industry, and regulatory demands.  There can be no assurance that we will successfully implement new information technology systems, that our existing technology infrastructure can support new systems or changes to existing systems, that their implementation will be completed in a timely or cost effective manner, or that we will derive the expected benefits from these new systems.  Failure to implement or maintain adequate information technology infrastructure may cause us to lose investors, clients, Advisors and fail to maintain regulatory compliance, which could severely damage our reputation, impede our ability to support business growth, and materially and adversely affect our results of operations.

A Failure In Or Breach Of Our Operational Or Security Systems Or Our Technology Infrastructure, Or Those Of Third Parties, Or Failure To Maintain Adequate Business Continuity Plans, Could Result In A Material Adverse Effect On Our Business And Reputation.   We are highly dependent upon the use of various proprietary and third party software applications and other technology systems to operate our business.  As part of our normal operations, we process a large number of transactions on a daily basis and maintain and transmit confidential client and employee information, the safety and security of which is dependent upon the effectiveness of our information security policies, procedures, capabilities and employees to protect such systems and the data that reside on or are transmitted through them.  Although we take protective measures and endeavor to modify these protective measures as circumstances warrant, technology is subject to rapid change and the nature of the threats continue to evolve.  As a result, our operating and technology systems, software and networks may fail to operate properly or become disabled, or may be vulnerable to unauthorized access, inadvertent disclosure, loss or destruction of data (including confidential client information), computer viruses or other malicious code, cyber-attacks and other events that could materially damage our operations, have an adverse security impact, or cause the disclosure or modification of sensitive or confidential information.  Further, a cybersecurity intrusion could occur and persist for an extended period of time without detection, and any investigation of a cybersecurity intrusion could require a substantial amount of time. During all this time we might not know the extent of the harm or how best to remediate it, and errors or omissions could be repeated or compounded before being discovered and remediated, all of which could aggravate the costs and consequences of the intrusion. Most of the software applications that we use in our business are licensed from, and supported, upgraded and maintained by, third party vendors. A suspension or termination of certain of these licenses or the related support, upgrades and maintenance could cause temporary system delays or interruption.  We also take precautions to password protect and/or encrypt our laptops and other mobile electronic hardware.  If such hardware is stolen, misplaced or left unattended, it may become vulnerable to hacking or other unauthorized use, creating a possible security risk and resulting in potentially costly actions by us.  While we collaborate with clients, vendors and other third parties to develop secure transmission capabilities and protect against cyber-attacks, we cannot ensure that we or any third parties has all appropriate controls in place to protect the confidentiality of such information. Further, while we have in place a disaster recovery plan to address business continuity and catastrophic and unpredictable events, there is no guarantee that this plan will be sufficient in responding to or ameliorating the effects of all disaster scenarios, and we may experience system delays and interruptions as a result of natural disasters, power failures, acts of war, and third party failures.   In addition, we rely to varying degrees on outside vendors for disaster contingency support, and we cannot be assured that these vendors will be able to perform in an adequate and timely manner.

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

RISKS RELATED TO OUR BUSINESS

A Failure To Protect Our Reputation Could Adversely Affect Our Businesses.  Our reputation is one of our most important assets. Our ability to attract and retain clients, investors, employees and Advisors is highly dependent upon external perceptions of our Company. Damage to our reputation could cause significant harm to our business and prospects and may arise from numerous sources, including litigation or regulatory actions, failing to deliver minimum standards of service and quality, compliance failures, any perceived or actual weakness in our financial strength or liquidity, technological, cybersecurity, or other security breaches (including attempted breaches) resulting in improper disclosure of client or employee personal information, unethical behavior, and the misconduct of employees, Advisors and counterparties. Negative perceptions or publicity regarding these matters, even if they are baseless or eventually satisfactorily addressed, could damage our reputation among existing and potential clients, investors, employees and Advisors. Reputations may take decades to re-build, and negative incidents can quickly erode trust and confidence, particularly if they result in adverse mainstream and social media publicity, governmental investigations or litigation. Adverse developments with respect to our industry may also, by association, negatively impact our reputation or result in greater regulatory or legislative scrutiny or litigation against us.

Our reputation is also dependent on our continued identification of and mitigation against conflicts of interest, including those relating to our proprietary activities. For example, conflicts may arise between our position as a provider of financial planning services and as an investment adviser to Funds that an Advisor may recommend to a financial planning client. We have procedures and controls that are designed to identify, address and appropriately disclose perceived conflicts of interest. However, identifying and appropriately addressing conflicts of interest is complex, and our reputation could be damaged if we fail, or appear to fail, to address conflicts of interest appropriately.

In addition, the SEC and other federal and state regulators have increased their scrutiny of potential conflicts of interest, including through the implementation of new fiduciary standards. It is possible that potential or perceived conflicts could give rise to litigation or enforcement actions. It is possible also that the regulatory scrutiny of, and litigation in connection with, conflicts of interest will make our clients less willing to enter into transactions in which such a conflict may occur, and may materially affect our business.

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

Increases in our level of expenses, or our inability to reduce our level of expenses, could materially affect our operating results. If we are unable to effect appropriate expense reductions in a timely manner to align with decreases in our revenue due to, among other things, a decline in the level of our AUM or our current business environment, through operational changes or performance improvement, our business may be adversely affected.

We Have Significant Goodwill and Intangibles On Our Balance Sheet, And Any Impairment Could Adversely Affect Our Results of Operations.  At December 31, 2018, our total assets were approximately $1.34 billion, of which approximately $145.9 million, or 11%, consisted of goodwill and identifiable intangible assets.  See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”  We complete an ongoing review of goodwill and intangible assets for impairment on an annual basis or more frequently whenever events or a change in circumstances warrant.  Important factors in determining whether an impairment of goodwill or intangible assets might exist include significant continued underperformance compared to peers, the likelihood of termination or non-renewal of a mutual fund advisory or sub-advisory contract or substantial changes in revenues earned from such contracts, significant changes in our business and products, material and ongoing negative industry or economic trends, or other factors specific to each asset or subsidiary being tested.  Because of the significance of goodwill and other intangibles to our consolidated balance sheets, the impairment analysis is critical. Any changes in key assumptions about our business and our prospects, or changes in market conditions or other externalities, could result in an impairment charge.  Any such charge could have a material effect on our results of operations.

We May Engage In Strategic Transactions And Opportunities That Could Create Risk In Order To Maintain Or Enhance Our Competitive Position.  The Company has and may acquire or invest in businesses that it believes will add value and generate positive net returns.  Any strategic transaction can involve a number of risks, including additional demands on our existing employees; additional or new regulatory requirements, operating facilities and technologies; adverse effects in the event acquired intangible assets or goodwill become impaired; and the existence of liabilities or contingencies not disclosed to or otherwise known by us prior to closing a transaction.  Acquisitions also pose the risk that any business we acquire may lose clients or employees or could underperform relative to expectations. We could also experience financial or other setbacks if pending transactions encounter unanticipated problems, including problems related to closing or the integration of technology and new employees.  There can be no assurance that we will find suitable candidates for strategic transactions at acceptable prices, have sufficient capital resources to pursue such transactions or be successful in negotiating the required agreements. Following the completion of an acquisition, we may have to rely on the seller to provide administrative and other support, including financial reporting and internal controls, to the acquired business for a period of time. There can be no assurance that such sellers will do so in a manner that is acceptable to us.  We may be required to spend additional time or money on integration which could decrease its earnings and prevent the Company from focusing on the development and expansion of its existing business and services.  These risks could result in decreased earnings and harm to the Company’s competitive position in the investment management and/or brokerage industry.

Our Ability To Maintain Our Credit Ratings And To Access The Capital Markets In A Timely Manner Should We Seek To Do So Depends On A Number Of Factors.  Our access to the capital markets depends significantly on our credit rating. We believe that rating agency concerns include, but are not limited to, the fact that our revenues are exposed to equity market volatility and the potential impact from regulatory changes to the industry. Additionally, rating agencies could decide to downgrade the entire investment management industry based on their perspective of future growth and solvency. Material deterioration of these factors, and others defined by each rating agency, could result in downgrades to our credit ratings, thereby limiting our ability to generate additional financing. We cannot predict what actions rating organizations may take, or what actions we may take in response to the actions of rating organizations, which could adversely affect our business. As with other companies in the financial services industry, our rating could be changed at any time and without any notice by the ratings organizations.  Our credit facility borrowing rates are tied to our credit rating. Management believes that solid investment grade ratings are an important factor in winning and maintaining institutional business and strives to manage the Company to maintain such ratings.  A downgrade in our credit rating, or the announced potential for a downgrade, could have a significant adverse effect on our financial condition and results of operations.

A reduction in our long-term credit rating could increase our borrowing costs, could limit our access to the capital markets, and may result in outflows thereby reducing AUM and operating revenues. Volatility in global finance markets may also affect our ability to access the capital markets should we seek to do so. If we are unable to access capital markets in a timely manner, our business could be adversely affected.

The Terms Of Our Credit Facility And Senior Unsecured Notes Impose Restrictions On Our Operations That May Adversely Impact Our Prospects And The Operations Of Our Business. There are no assurances that we will be able to raise additional capital if needed, which could negatively impact our liquidity, prospects and operations. On October 20, 2017, we entered into a three-year revolving credit facility (the “Credit Facility”) with various lenders providing for total availability of $100 million. Under the Credit Facility, the lenders may, at their option upon our request, expand the Credit Facility to $200 million. At February 8, 2019, there was no balance outstanding under the Credit Facility. We also have outstanding $95 million of 5.75% senior notes, series B, due 2021, which were issued on January 13, 2011 pursuant to a note purchase agreement.   The terms and conditions of the Credit Facility and note purchase agreement impose restrictions that affect, among other things, our ability to incur additional debt, make capital expenditures and acquisitions, merge, sell assets, pay dividends and create or incur liens. Our ability to comply with the financial covenants set forth in the Credit Facility and note purchase agreement could be affected by events beyond our control, and there can be no assurance that we will achieve operating results that will comply with such terms and conditions, a breach of which could result in a default under our credit facility and note purchase agreement. In the event of a default under the Credit Facility and/or note purchase agreement, the banks could elect to declare the outstanding principal amount of the Credit Facility, all interest thereon, and all other amounts payable under the Credit Facility to be immediately due and payable, and the Company’s obligations under the senior unsecured notes could be accelerated and become due and payable, including any make-whole amount, respectively.

Our ability to meet our cash needs and satisfy our debt obligations will depend upon our future operating performance, asset values, the perception of our creditworthiness and, indirectly, the market value of our stock. These factors may be affected by prevailing economic, financial and business conditions and other circumstances, some of which are beyond our control. We anticipate that any funds generated by any borrowings from the Credit Facility and/or cash provided by operating activities will provide sufficient funds to finance our business plans, meet our operating expenses and service our debt obligations as they become due. However, in the event that we require additional capital, there can be no assurance that we will be able to raise such capital when needed or on satisfactory terms, if at all, and there can be no assurance that we will be able to renew or refinance the Credit Facility or senior unsecured notes upon their maturity or on favorable terms. If we are unable to raise capital or obtain financing, we may be forced to incur unanticipated costs or revise our business plan.

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

ITEM 1B.   Unresolved Staff Comments

None.

ITEM 2.      Properties

Our existing home office lease agreements cover approximately 298,000 square feet located in Overland Park, Kansas and 38,000 square feet for our disaster recovery facility. We also own three buildings on our home office campus: two 50,000 square foot buildings and a 52,000 square foot building. In the opinion of management, the office space owned and leased by the Company is adequate for existing home office operating needs. In addition, we lease office space utilized by Advisors and field office support staff in various locations throughout the United States totaling approximately 518,000 square feet. Starting in 2018, we are transitioning all of the Advisors currently leasing space from W&R to personal branch offices.

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

According to the records of our transfer agent, we had 2,341 holders of record of common stock as of February 8, 2019. We believe that a substantially larger number of beneficial stockholders hold such shares in depository or nominee form.

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

Common Stock Repurchases

Our Board of Directors has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in our share-based compensation programs. During the year ended December 31, 2018, we repurchased 6,963,269 shares in the open market and privately at an aggregate cost, including commissions, of $135.9 million, including 729,882 shares repurchased from employees to cover their tax withholdings from the vesting of shares granted under our share‑based compensation programs at a cost of $14.5 million. The purchase price paid by us for private repurchases of our common stock from related parties is the closing market price on the purchase date.

The following table sets forth certain information about the shares of common stock we repurchased during the fourth quarter of 2018:

			Total Number of	Maximum Number (or
			Shares	Approximate Dollar
			Purchased as	Value) of Shares That
	Total Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under The
Period	Purchased	per Share	Program (1)	Program (1)
October 1 - October 31	699,000	$20.26	699,000	n/a
November 1 - November 30	705,242	19.68	705,000	n/a
December 1 - December 31	1,039,481	18.12	940,000	n/a
Total	2,443,723	$19.18	2,344,000

(1)

In August 1998, our Board of Directors approved a program to repurchase shares of our Class A common stock on the open market. Under the repurchase program, we are authorized to repurchase, in any seven‑day period, the greater of (i) 3% of our outstanding Class A common stock or (ii) $50 million of our Class A common stock. We may repurchase our Class A common stock in privately negotiated transactions or through the New York Stock Exchange, other national or regional market systems, electronic communication networks or alternative trading systems. Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased. Our Board of Directors reviewed and ratified the stock repurchase program in October 2012.

During the fourth quarter of 2018, 99,723 shares were purchased in connection with funding employee income tax withholding obligations arising from the vesting of restricted shares.

In connection with our existing capital return policy, we intend to complete the repurchase of $250 million of our Class A common stock through late 2019, which is inclusive of buybacks to offset dilution of our equity grants.  We continue to engage in opportunistic share repurchases to fulfill the targeted buybacks having repurchased $155.9 million since the fourth quarter of 2017 at a weighted average share price of $19.75.

Total Return Performance

Comparison of Cumulative Total Return (1)

Total Return Performance
Waddell & Reed Financial, Inc.
S&P 500 Index
SNL Asset Manager Index
Index Value
200
150
100
50
0
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18

The above graph compares the cumulative total stockholder return on the Company’s common stock from December 31, 2013 through December 31, 2018 with the cumulative total return of the Standard & Poor’s 500 Stock Index and the SNL Asset Manager Index. The SNL Asset Manager Index is a composite of 41 publicly traded asset management companies (including, among others, the companies in the peer group reviewed by the Compensation Committee for executive compensation purposes) prepared by S&P Global Market Intelligence. The graph assumes the investment of $100 in the Company’s common stock and in each of the two indices on December 31, 2013 with all dividends being reinvested. The closing price of the Company’s common stock on December 31, 2013 was $65.12 per share. The stock price performance on the graph is not necessarily indicative of future price performance.

	Period Ending
Index	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Waddell & Reed Financial, Inc.	100.00	78.25	46.83	34.97	44.13	37.52
SNL Asset Manager	100.00	105.50	89.97	95.18	126.39	95.35
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33

(1)	Cumulative total return assumes an initial investment of $100 on December 31, 2013, with the reinvestment of all dividends through December 31, 2018.

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

	For the Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share data and percentages)
Revenues from:
Investment management fees	$507,906	531,850	557,112	709,562	768,102
Underwriting and distribution fees	550,010	518,699	561,670	663,998	678,678
Shareholder service fees	102,385	106,595	120,241	143,071	150,979
Total revenues	1,160,301	1,157,144	1,239,023	1,516,631	1,597,759
Net income attributable to Waddell & Reed Financial, Inc.	$183,588	141,279	156,695	237,578	285,360
Operating margin	19%	19%	21%	27%	30%
Net income per share from continuing operations, basic and diluted	$2.28	1.69	1.90	2.85	3.38
Dividends declared per common share	$1.00	1.63	1.84	1.75	1.45
Shares outstanding at December 31,	76,790	82,687	83,118	82,850	83,654

	As of December 31,
	2018	2017	2016	2015	2014
	(in millions)
Assets under management	$65,809	81,082	80,521	104,399	123,650

Balance sheet data:
Goodwill and identifiable intangible assets	$145.9	147.1	148.6	158.1	158.1
Total assets	1,344.1	1,384.4	1,406.3	1,555.2	1,511.1
Long-term debt	94.9	94.8	189.6	189.4	189.3
Total liabilities	449.2	497.0	551.6	708.7	725.0
Total Waddell & Reed stockholders’ equity	883.5	872.9	844.0	846.5	786.1

ITEM 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the “Selected Financial Data” and our Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report.

Strategic Initiatives

In 2017, we announced an actionable plan around four strategic pillars.  These pillars include (1) strengthening our investment management resources, processes and results; (2) reinvigorating our product line and sales; (3) continuing the evolution of our broker-dealer to a self-sustaining, fully competitive and profitable entity; and (4) making investments in support of our evolving business model, while improving efficiency. The following includes highlights of our progress to-date.

To strengthen our investment management resources, processes and results, we are working to align investment management resources and our philosophy toward the strongest growth opportunities, key products and new initiatives, and to fortify the foundation of our active management heritage.  Over the course of 2018, we continued to invest in our people, technology resources, and risk management capabilities.  We continue to move towards team-based portfolio management of the Funds, and have fortified our research team with additional investment analysts, while continuing to foster a collaborative culture across our investment management professionals. We are encouraged by recent performance improvements, in fact, despite market volatility in the fourth quarter of 2018, relative investment performance at year-end 2018 improved compared to the prior year across much of our complex.

To reinvigorate our product line and sales, we continue to manage the product line dynamically to respond to the competitive environment and opportunities for growth, and are directing sales activities to the best opportunities across product, channel, distributor and advisor. In 2018, we completed the merger of the remaining Advisors Funds into Ivy Funds, resulting in operational efficiency and added fund-level scale. We also announced and completed the merger of six Ivy Funds and one Ivy VIP fund into other Ivy Funds, and one Ivy VIP fund, respectively, with generally similar investment objectives, creating more economies of scale for the benefit of fund shareholders.  Finally, we implemented fee reductions in selected mutual funds, effective July 31, 2018, as we continue to focus on strategies where we feel we are best positioned to compete.  Although there are many factors at play, net outflows have slowed 9% year-over-year on a reported basis and 24% excluding the outsized impact of Institutional flows due to personnel changes.

To continue the evolution of our broker-dealer to a self-sustaining, fully competitive and profitable entity, we are improving competitiveness by evolving the platform and product offerings and moving to an industry standard compensation and services model. During 2018, we further realigned our field resources and announced plans to exit leased field real-estate, while enhancing our Advisor payout grid to what we believe is best-in-class.  We continue to direct efforts around a field services model focused on delivering robust practice development, while expanding recruiting efforts and creating a diamond service group for top Advisors. We also continue to enhance the technology platform and launched plans for an advisor technology platform that integrates all of our enterprise technology applications and provides a desktop solution where Advisors can manage all aspects of their business, allowing Advisors to work efficiently and seamlessly.

To focus investment in support of our evolving business model, while improving efficiency, we are advancing our culture by further investing in our people through talent management, while ensuring our resources are aligned in the most productive and effective manner as we build a framework for long-term success. Additionally, we introduced an enterprise project management organization (PMO) and related project processes and governance, and are driving targeted allocation and efficient utilization of corporate resources. We continue to focus on long-term controllable expenses, which includes compensation, general and administrative, technology, occupancy and marketing and advertising costs.  We’ve made considerable progress on this front, achieving our previously stated goal of adding $30 million, on a run-rate basis, to pre-tax income by the end of 2018, and having reduced controllable expenses nearly 8% since 2015, while making targeted investments in growth areas.

Operating Results

We earned $1.2 billion in revenues in 2018, which was relatively unchanged as compared to 2017. Average AUM were $78.3 billion in 2018 compared to $81.0 billion in 2017. Net income attributable to Waddell & Reed Financial, Inc. increased 30% compared to 2017, while our operating margin was relatively unchanged from 2017.

Our balance sheet remains strong, as we ended the year with cash and investments of $837.9 million, excluding noncontrolling interests. There were no borrowings under the Credit Facility at December 31, 2018 or at any point during the year.

Assets Under Management

AUM of $65.8 billion at December 31, 2018 decreased $15.3 billion, or 19%, compared to $81.1 billion at December 31, 2017. The decrease in AUM is due to net outflows of $10.4 billion and market depreciation of $4.9 billion.

Change in Assets Under Management (1)

			Broker-
	Unaffiliated (2)	Institutional	Dealer	Total
	(in millions)
2018
Beginning Assets	$31,133	6,289	43,660	81,082
Sales(3)	7,287	873	3,835	11,995
Redemptions	(11,399)	(4,108)	(6,889)	(22,396)
Net Exchanges	759	511	(1,270)	—
Net Flows	(3,353)	(2,724)	(4,324)	(10,401)
Market Action	(2,803)	90	(2,159)	(4,872)
Ending Assets at December 31, 2018	$24,977	3,655	37,177	65,809
2017
Beginning Assets	$30,295	7,904	42,322	80,521
Sales(3)	7,243	356	4,221	11,820
Redemptions	(11,990)	(3,446)	(7,753)	(23,189)
Net Exchanges	1,001	6	(1,007)	—
Net Flows	(3,746)	(3,084)	(4,539)	(11,369)
Market Action	4,584	1,469	5,877	11,930
Ending Assets at December 31, 2017	$31,133	6,289	43,660	81,082
2016
Beginning Assets	$45,641	15,414	43,344	104,399
Sales(3)	6,362	1,065	4,287	11,714
Redemptions	(22,438)	(8,860)	(5,736)	(37,034)
Net Exchanges	458	254	(712)	—
Net Flows	(15,618)	(7,541)	(2,161)	(25,320)
Market Action	272	31	1,139	1,442
Ending Assets at December 31, 2016	$30,295	7,904	42,322	80,521

(1)	Includes all activity of the Funds, the IGI Funds and institutional accounts, including money market funds and transactions at net asset value, accounts for which we receive no commissions.
(2)	Unaffiliated includes National channel (home office and wholesale), Defined Contribution Investment Only “DCIO”, Registered Investment Advisor “RIA” and Variable Annuity “VA”.
(3)	Sales is primarily gross sales (net of sales commission). This amount also includes net reinvested dividends and capital gains and investment income.

Average AUM, which are generally more indicative of trends in revenue from investment management services than the change in ending AUM, decreased by 3% compared to 2017.

Average Assets Under Management

	2018		2017		2016
		Percentage		Percentage		Percentage
	Average	of Total	Average	of Total	Average	of Total
	(in millions, except percentage data)
Distribution Channel:
Unaffiliated
Equity	$24,164	81%	23,549	78%	28,078	79%
Fixed income	5,607	19%	6,662	22%	7,289	21%
Money market	92	—	105	—	159	—
Total	$29,863	100%	30,316	100%	35,526	100%
Institutional
Equity	$5,410	99%	6,773	96%	10,026	93%
Fixed income	54	1%	298	4%	711	7%
Money market	—	—	—	—	—	—
Total	$5,464	100%	7,071	100%	10,737	100%
Broker-Dealer
Equity	$31,446	73%	31,485	72%	30,681	72%
Fixed income	9,870	23%	10,243	24%	9,828	23%
Money market	1,696	4%	1,862	4%	2,029	5%
Total	$43,012	100%	43,590	100%	42,538	100%
Total by Asset Class:
Equity	$61,020	78%	61,807	76%	68,785	77%
Fixed income	15,531	20%	17,203	21%	17,828	20%
Money market	1,788	2%	1,967	3%	2,188	3%
Total	$78,339	100%	80,977	100%	88,801	100%

The following table summarizes our five largest mutual funds as of December 31, 2018 by ending AUM and investment management fees, with the comparative positions in 2017 and 2016. The AUM and management fees of these mutual funds are presented as a percentage of our total AUM and total management fees. The increase in AUM in the Ivy Science & Technology, Ivy Mid Cap Growth and Ivy Large Cap Growth Funds is primarily due to the Advisors Fund mergers during the first quarter of 2018.

Five Largest Mutual Funds by Ending Assets Under Management and Investment Management Fees

	2018		2017		2016
		Percentage		Percentage		Percentage
	Ending	of Total	Ending	of Total	Ending	of Total
	(in millions, except percentage data)
By AUM:

Ivy Science & Technology	$6,345	10%	4,116	5%	3,829	5%
Ivy International Core Equity	5,438	8%	7,140	9%	4,405	5%
Ivy High Income	4,857	7%	4,180	5%	4,616	6%
Ivy Mid Cap Growth	3,983	6%	2,377	3%	2,363	3%
Ivy Large Cap Growth	3,873	6%	1,898	2%	1,539	2%
Total	$24,496	37%	19,711	24%	16,752	21%
	(in thousands, except percentage data)
By Management Fees:
Ivy Science & Technology	$56,997	11%	32,933	6%	36,428	7%
Ivy International Core Equity	49,645	10%	45,017	8%	35,181	6%
Ivy Mid Cap Growth	30,885	6%	19,198	4%	23,528	4%
Ivy Core Equity	28,264	6%	11,044	2%	6,675	1%
Ivy High Income	27,971	5%	23,672	4%	25,106	5%
Total	$193,762	38%	131,864	24%	126,918	23%

Assets Under Administration

AUA includes both client assets invested in the Funds and in other companies’ products that are distributed through W&R and held in brokerage accounts, within our fee-based asset allocation programs, or held directly with the funds. AUA decreased 10% as compared to 2017, primarily due to a reduction in non-advisory assets, primarily due to market action.  At the end of 2018, there were 1,060 Advisors and 343 licensed advisor associates, both associated with W&R, for a total of 1,403.  Average productivity per Advisor for the year ended December 31, 2018 was $378 thousand, an increase of 48% as compared to 2017.  The decrease in Advisors, along with an increase in productivity is due to our efforts to transform W&R into a self-sustaining, fully competitive and profitable entity, with a focus on higher producing Advisors.

	For the Year ended December 31,
	2018	2017
	(in millions, except advisor data
	and percentages)
AUA
Advisory assets	$21,207	21,613
Non-advisory assets	30,059	35,073
Total AUA	$51,266	56,686

Net new advisory assets (1)	$575	471
Net new non-advisory assets (1), (2)	(3,670)	(3,573)
Total net new assets (1), (2)	$(3,095)	(3,102)

Annualized advisory AUA growth (3)	2.7%	2.6%
Annualized AUA growth (3)	(5.5)%	(5.9)%

Advisor count	1,060	1,367
Average trailing 12-month production per Advisor (4) (in thousands)	$378	256
Advisor associate count	343	265

(1)	Net new assets is calculated as total client deposits and net transfers less client withdrawals.

(2)	Excludes activity related to products held outside of our broker-dealer platform. These assets represent less than 10% of total AUA.

(3)	Annualized growth is calculated as annualized net new assets divided by beginning AUA.

(4)

Production per Advisor is calculated as trailing 12-month Total Underwriting and distributions fees less “other” underwriting and distribution fees divided by the average number of Advisors.  “Other” underwriting and distribution fees predominantly include fees paid by Advisors for programs and services.

Results of Operations

Net Income

	For the Year ended
	December 31,			Variance
				2018 vs.	2017 vs.
	2018	2017	2016	2017	2016
	(in thousands, except per share and percentage data)
Net income attributable to Waddell & Reed Financial, Inc.	$183,588	141,279	156,695	30%	(10)%
Earnings per share, basic and diluted	$2.28	1.69	1.90	35%	(11)%
Operating Margin	19%	19%	21%	—	(10)%

Total Revenues

Total revenues were relatively consistent in 2018 as compared to 2017. Total revenues decreased 7% in 2017 compared to 2016, primarily due to a decrease in average AUM of 9%.

	For the Year ended
	December 31,			Variance
				2018 vs.	2017 vs.
	2018	2017	2016	2017	2016
	(in thousands, except percentage data)
Investment management fees	$507,906	531,850	557,112	(5)%	(5)%
Underwriting and distribution fees	550,010	518,699	561,670	6%	(8)%
Shareholder service fees	102,385	106,595	120,241	(4)%	(11)%
Total revenues	$1,160,301	1,157,144	1,239,023	—	(7)%

Investment Management Fee Revenues

Investment management fee revenues decreased $23.9 million, or 5%, in 2018 and decreased $25.3 million, or 5%, in 2017. Investment management fee revenues are based on the level of average client AUM and are affected by sales, financial market conditions, redemptions and the composition of assets. The following graph illustrates the direct relationship between average client AUM and investment management fee revenues for the years ending December 31, 2018, 2017 and 2016.

The following table summarizes investment management fee revenues, related average AUM, fee waivers and investment management fee rates for the years ending December 31, 2018, 2017 and 2016.  Fee waivers for the Funds are recorded as an offset to investment management fees up to the amount of fees earned.

	For the Year ended
	December 31,			Variance
				2018 vs.	2017 vs.
	2018	2017	2016	2017	2016
	(in thousands, except for management fee rate, average assets and
	percentage data)
Funds investment management fees (net)	$486,181	506,868	521,207	(4)%	(3)%
Funds average assets (in millions)	72,875	73,906	78,065	(1)%	(5)%
Funds management fee rate (net)	0.6671%	0.6858%	0.6677%

Total fee waivers	$17,696	7,648	8,110	131%	(6)%

Institutional investment management fees (net)	$21,725	24,982	35,905	(13)%	(30)%
Institutional average assets (in millions)	5,464	7,071	10,737	(23)%	(34)%
Institutional management fee rate (net)	0.4057%	0.3786%	0.3502%

Revenues from investment management services provided to our retail mutual funds, which are distributed through the unaffiliated and broker-dealer channels, decreased $20.7 million in 2018, or 4%, compared to 2017, primarily due to an increase in fee waivers due to fee reductions in selected mutual funds that were implemented as of July 31, 2018, as well as the merger of the remaining Advisors Funds into Ivy Funds.  Additionally, revenues decreased due to a slight decrease in average AUM and a shift in the mix of our AUM. Absent improvement in flow trends or markets, our revenues in 2019 could be further reduced by a full year impact of fee reductions we put into place during 2018.  Revenues from investment management services provided to our mutual funds decreased $14.3 million in 2017, or 3%, compared to 2016. Investment management fee revenues declined less on a percentage basis than the related average AUM due to an increase in the average management fee rate. A lower asset base in the Ivy Asset Strategy Fund resulted in increased management fee rates from 2016 to 2017, due to the fund having a management fee rate less than our average management fee rate. Fee waivers declined in 2017 primarily due to lower money market fee waivers as a result of federal interest rate hikes in 2017 and 2016 and were partially offset by increases due to the launch of new funds.

Institutional account revenues in 2018 decreased $3.3 million, or 13%, compared to 2017 due to a 23% decrease in average AUM, which was partially offset by an increased management fee rate. Outflows in assets for 2018 in this channel are primarily due to personnel changes at the portfolio manager level.  Additionally, we have been notified of approximately $0.5 billion of redemptions in our institutional channel for first half of 2019. Institutional account revenues in 2017 decreased $10.9 million, or 30%, compared to 2016 due to a 34% decrease in average AUM. For both comparative periods, the increase in the average management fee rate was due to a mix‑shift of assets to client accounts with higher management fee rates.

	Long-term redemption rates
	(excludes money market redemptions)
	for the year ended December 31,
	2018	2017	2016
Unaffiliated channel	38.7%	40.1%	63.7%
Institutional channel	75.2%	48.7%	82.5%
Broker-Dealer channel	13.9%	15.6%	11.1%
Total	27.8%	27.8%	41.1%

In 2018, as compared to 2017, the long-term redemption rate improved slightly as we saw lower redemptions in key strategies due to improving performance and market dynamics. The decreased long-term redemption rate in 2017 compared to 2016 for the unaffiliated channel was primarily driven by improved redemption rates in the Asset Strategy funds. Prolonged redemptions in the unaffiliated channel could negatively affect revenues in future periods. The increased long-term redemption rate for our institutional channel in 2018 compared to 2017 was driven by larger client redemptions than the comparative period, primarily due to portfolio manager turnover. In 2017, the institutional channel experienced an overall decrease in redemption activity with less significant redemptions from our core equity, core fixed income and large cap core strategies, compared to 2016. In the broker-dealer channel, we historically experienced a long‑term redemption rate lower than that of the industry average. With the modernizing of our broker-dealer platform and the introduction of new fee-based products, such as the launch of the MAP Navigator product in 2017 (which increases the availability of third party products), we experienced pressure on the long-term redemption rate in 2017 but saw a slight improvement in 2018. The industry average redemption rate in 2018, based on data provided by the ICI, was 24.9% versus our rate of 27.8% in total and 24.1% excluding the institutional channel, which had elevated redemptions in 2018, primarily due to certain portfolio manager departures.

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

We offer several fee‑based asset allocation products. These products offer clients a selection of traditional asset allocation models, as well as features such as systematic rebalancing and client and Advisor participation in determining asset allocation across asset classes. We earn asset‑based fees on our asset allocation products. In 2016, we converted the load‑waived Class A shares previously offered in our investment advisory programs to institutional share classes, which do not charge a Rule 12b‑1 fee. As a result, we no longer collect Rule 12b‑1 asset‑based service and distribution fee revenue on these AUM.

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

Underwriting and Distribution Fee Revenues

The following tables summarize the significant components of underwriting and distribution fee revenues segregated by distribution channel for the years ended December 31, 2018, 2017 and 2016:

	Total
	2018	2017	2016
	(in thousands)
Underwriting and distribution fee revenues:
Fee-based asset allocation product revenues	$269,069	240,089	224,319
Rule 12b-1 service and distribution fees	148,979	167,163	215,186
Sales commissions on front-end load mutual fund and variable annuity sales	56,781	56,791	67,734
Sales commissions on other products	36,131	31,286	31,246
Other revenues	39,050	23,370	23,185
Total	$550,010	518,699	561,670

	Unaffiliated Channel
	2018	2017	2016
	(in thousands)
Underwriting and distribution fee revenues:
Rule 12b-1 service and distribution fees	$78,041	91,313	121,926
Sales commissions on front-end load mutual fund sales	1,886	1,498	565
Other revenues	568	1,182	2,924
Total	$80,495	93,993	125,415

	Broker-Dealer Channel
	2018	2017	2016
	(in thousands)
Underwriting and distribution fee revenues:
Fee-based asset allocation product revenues	$269,069	240,089	224,319
Rule 12b-1 service and distribution fees	70,938	75,850	93,260
Sales commissions on front-end load mutual fund and variable annuity sales	54,895	55,293	67,169
Sales commissions on other products	36,131	31,286	31,246
Other revenues	38,482	22,188	20,261
Total	$469,515	424,706	436,255

A significant portion of underwriting and distribution revenues are received from asset‑based fees earned on our asset allocation products and commissions. Underwriting and distribution revenues also include Rule 12b‑1 asset‑based service and distribution fees earned on load, load‑waived and deferred‑load products sold by Advisors and third party intermediaries, sales commissions charged on front‑end load products sold by Advisors, including mutual fund Class A shares (those sponsored by the Company and those underwritten by other non‑proprietary mutual fund companies), variable annuities, sales of other insurance products, and financial planning fees. A significant amount of unaffiliated channel mutual fund sales are load‑waived.  We recover certain of our underwriting and distribution costs through Rule 12b‑1 service and distribution fees, which are paid by the Funds. All Rule 12b‑1 service and distribution fee revenue received from the Funds is recorded on a gross basis.

Underwriting and distribution revenues earned in 2018 increased by $31.3 million, or 6%, compared to 2017. Revenues from fee‑based asset allocation products increased 12% due to an increase in fee-based asset allocation average assets of 12%.  Sales commissions on other products increased $4.8 million, or 15%, primarily due to an increase in fixed indexed annuity sales. Other revenues increased $16.3 million, or 73%, compared to 2017, primarily due to an increase in payments received from Advisors for services. Starting in 2018, the compensation structure for Advisors has been revised to align W&R more closely with industry standards, while offering competitive programs and services to Advisors. Under the new structure, the Company receives compensation for certain services made available to our Advisors, including, but not limited to, facilities, technology and supervision. These increases were partially offset by a decrease in Rule 12b‑1 asset based service and distribution fees across both channels of $18.2 million, or 11%, compared to 2017, driven by a decrease in average mutual fund AUM for which we earn Rule 12b‑1 revenues. Due to current industry trends toward institutional share classes in fee based programs we anticipate a continued decrease in 12b-1 service and distribution fees and sales commissions.

Underwriting and distribution revenues earned in 2017 decreased by $43.0 million, or 8%, compared to 2016. Rule 12b‑1 asset based service and distribution fees across both channels decreased $48.0 million, or 22%, year over year, driven by a decrease in average mutual fund AUM for which we earn Rule 12b‑1 revenues and the share class conversion from load-waived Class A shares previously in our advisory products to institutional share classes, which do not charge a Rule 12b-1 fee. Sales commissions on front-end load mutual fund and variable annuity sales decreased $10.9 million, or 16%, due to decreases in sales volume and revenue rates.  Fee-based asset allocation revenue increased $15.8 million, or 7%, due to an increase in fee-based asset allocation average assets of 4%.

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

During 2018, shareholder service fees revenue decreased $4.2 million, or 4%, over 2017. Account-based fees decreased $2.6 million compared to 2017 due to a decrease in the number of accounts, partially offset by increased fees for custodian and retail accounts due to a 2018 fee schedule change. Service fees based on assets decreased $1.6 million, or 3%, compared to 2017, primarily due to a decrease in fund administrative and accounting services fees due to the 2017 and 2018 fund mergers.

During 2017, shareholder service fees revenue decreased $13.6 million, or 11%, compared to 2016. Account-based fees decreased $22.3 million compared to 2016 due to a decrease in the number of accounts, and were partially offset by an increase in asset-based fees of $9.0 million, or 26%, compared to 2016. The change was primarily a result of the share class conversion in 2016 from account-based, load-waived Class A shares to asset-based, institutional share classes offered in our advisory programs. Assets in the institutional share classes increased from an average of $23.3 billion at December 31, 2016 to an average of $30.9 billion at December 31, 2017, representing an increase of 33%.

Total Operating Expenses

Operating expenses for the years ended December 31, 2018, 2017 and 2016 are set forth in the following table:

	For the Year ended
	December 31,			Variance
				2018 vs.	2017 vs.
	2018	2017	2016	2017	2016
	(in thousands, except percentage data)
Distribution	$456,832	432,264	485,981	6%	(11)%
Compensation and benefits	263,329	271,276	267,839	(3)%	1%
General and administrative	73,643	88,951	80,820	(17)%	10%
Technology	65,275	66,078	63,045	(1)%	5%
Occupancy	27,197	30,721	31,406	(11)%	(2)%
Marketing and advertising	10,323	12,425	13,080	(17)%	(5)%
Depreciation	25,649	20,983	18,358	22%	14%
Subadvisory fees	14,805	13,174	9,572	12%	38%
Intangible asset impairment	1,200	1,500	9,749	(20)%	(85)%
Total operating expenses	$938,253	937,372	979,850	—	(4)%

Distribution Expenses

Distribution costs fluctuate with sales volume, such as Advisor commissions and commissions paid to field management, Advisor incentive compensation, commissions paid to third parties and to our own wholesalers, and related management commissions in our unaffiliated channel. Direct selling costs also fluctuate with AUM, such as Rule 12b‑1 service and distribution fees paid to third parties.

Distribution expenses in 2018 increased by $24.6 million, or 6%, compared to 2017. Expenses in the broker-dealer channel increased $42.1 million compared to 2017, primarily due to an increase in average advisory assets and the changes made to our Advisor pay structure starting in 2018. Additionally, in late 2018, the Company announced further enhancements to the compensation grid for Advisors, which we believe are best in class payout rates. Expenses in the unaffiliated channel decreased $17.5 million compared to 2017 due to lower Rule 12b‑1 asset‑based service and distribution expenses paid to third party distributors and lower dealer compensation due to lower client assets.

Distribution expenses in 2017 decreased by $53.7 million, or 11%, compared to 2016. Expenses in the broker-dealer channel declined $19.1 million compared to 2016, primarily due to the changes we made to the management structure in our broker-dealer channel and a decrease in deferred acquisition expense due to a share class conversion in our advisory products in 2016.  Compensation for managers has moved from commissions and overrides, which were captured as distribution expense, to a salary and bonus, which is compensation and benefits expense. Partially offsetting the expense decreases, advisory fee commissions increased due to the increase in fee-based asset allocation average assets and changes to the compensation plan. Expenses in the unaffiliated channel decreased $34.6 million compared to 2016 as a result of a decrease in average unaffiliated AUM, which resulted in lower Rule 12b‑1 asset‑based service and distribution expenses paid to third party distributors and lower dealer compensation.

Compensation and Benefits

Compensation and benefits in 2018 decreased $7.9 million, or 3%, compared to 2017. The primary drivers of the decrease were a decrease in share-based compensation of $6.2 million, a decrease in pension costs of $8.4 million due to the freeze of the Pension Plan in 2017, and a decrease of $4.0 million due to a discretionary 401k contribution in 2017. The decrease in share-based compensation is primarily due to shifting the employee grant date to January from April in 2017, larger grant years being fully amortized and, to a lesser extent, revaluation of cash-settled restricted stock units (“RSUs”).  Partially offsetting these decreases were an increase of $5.1 million in salaries and wages due to annual merit increases and $5.1 million due to increases in incentive compensation and severance expense.

Compensation and related costs in 2017 increased $3.4 million, or 1%, compared to 2016. The primary drivers of the increase were an increase in share-based compensation (including RSUs) of $6.2 million, an increase in salaries and wages of $1.4 million, an increase in group health insurance costs of $4.2 million and an increase of $4.7 million primarily due to a discretionary 401k contribution in 2017. Partially offsetting these increases were a decrease in other compensation of $5.5 million and a $3.8 million decrease in pension expenses due to the freeze of the Pension Plan in 2017. The increase in share-based compensation is primarily due to the grant date shifting to January from April in 2017, revaluation of RSUs and changes in forfeitures. The increase in salaries and wages was due to the change to our broker-dealer market structure in 2017, partially offset by decrease in headcount due to 2016 workforce reductions. The increase in group health insurance costs is due to a curtailment gain realized on the amendment of our defined benefit postretirement medical plan in 2016. The decrease in other compensation was primarily due to severance expense in 2016 as a result of workforce reductions.

General and Administrative Expenses

General and administrative expenses are operating costs, including, but not limited to, dealer services, professional services, including legal, audit and consulting, travel and meetings and temporary office staff.

General and administrative expenses decreased $15.3 million for the year ended December 31, 2018, compared to 2017.  Temporary office staff expense decreased $7.9 million primarily due to reduced technology consulting services and reduced consulting services primarily due to DOL Fiduciary Rule implementation in the prior year.  There were also decreases in legal, audit and consulting costs and fund expenses in 2018 compared to 2017.

General and administrative expenses increased $8.1 million for the year ended December 31, 2017 compared to 2016. Temporary office staff expense increased $8.0 million primarily due to increased technology consulting services and consulting services related to DOL Fiduciary Rule implementation. There were also increases in legal, audit and consulting costs and fund expenses in 2017 compared to 2016, offset partially by decreased dealer service costs, which primarily represent account servicing costs to third party dealers, as a result of lower asset levels in certain share classes.

Occupancy

Occupancy expenses include facilities costs of our home offices, as well as rent expense for our leased home office and field office space. Occupancy expenses decreased $3.5 million in 2018 as compared to 2017 primarily due to the elimination of the Advisor and field office allowance program that ceased in 2017 and lower rent expense due to the closure of some field offices.  From 2017 to 2016 occupancy costs were relatively unchanged.

Marketing and advertising

Marketing and advertising expense decreased in both comparative periods as we focus our marketing efforts on the highest impact markets and activities.

Depreciation

Depreciation expense increased in 2018 as compared to 2017 due to an adjustment to the useful life of certain internally developed software assets.  The increase in 2017 as compared to 2016 was due to assets placed in service during the latter part of 2016.  We expect depreciation expense to decrease in 2019 as a number of fixed assets reached the end of their useful lives during 2018 and we continue to shift our technologies toward Software-as-a-Service.

Subadvisory Fees

Subadvisory fees represent fees paid to other asset managers for providing advisory services for certain mutual fund portfolios. These expenses reduce our operating margin, as we pay out approximately half of our management fee revenues received from subadvised products.

Subadvisory expenses increased $1.6 million for the year ended December 31, 2018 due to an increase in subadvised average assets of 8% and an increase in the average subadvisory fee rate. Subadvisory expenses increased $3.6 million for the year ended December 31, 2017 due to an increase in subadvised average assets of 97%, due to the launch in 2017 of Ivy ProShares, the Ivy IG International Small Cap Fund, the Ivy PineBridge High Yield Fund, and the

introduction of the Advisors Wilshire Global Allocation Fund. This period was also impacted by a decrease in the average subadvisory fee rate due to a mix-shift of assets into subadvised funds with lower subadvisory fee rates.

Intangible Asset Impairment

During 2018 and 2017, we recorded intangible asset impairment charges of $1.2 million and $1.5 million, respectively, related to our subadvisory agreement to manage certain mutual fund products, as a result of a decline in AUM in 2017 primarily attributable to a realignment of fund offerings and the termination of the subadvisory agreement in 2018. At December 31, 2018, there was no remaining balance of our subadvisory intangible asset.

Other Income and Expenses

Investment and Other Income (Loss)

Investment and other income decreased $14.4 million in 2018 compared to 2017. Mark-to-market losses in 2018 on our consolidated sponsored funds, equity method sponsored funds and equity securities caused a decrease of $67.8 million compared to gains in 2017. The mark-to-market decreases were offset by a $51.5 million increase in mark-to-market gains generated by our economic hedging program that uses total return swap contracts to hedge market risk in certain sponsored funds for the same comparative period.  In addition, unrealized gains attributable to noncontrolling interests in sponsored funds where the Company held majority ownership decreased $4.9 million and the gain related to revaluation of the Pension Plan liability decreased $3.6 million compared to 2017. Partially offsetting these decreases, interest and dividend income increased $10.4 million compared to 2017 primarily due to the laddered fixed income portfolio.

Investment and other income increased $45.1 million in 2017 compared to 2016. Mark-to-market gains in 2017 on our consolidated sponsored funds, equity method sponsored funds and equity securities increased $19.9 million compared to 2016. The mark-to-market increases were offset by a $4.4 million increase in mark-to-market losses generated by our economic hedging program that uses total return swap contracts to hedge market risk in certain sponsored funds for the same comparative period. In 2017, interest and dividend income increased $4.3 million compared to 2016. The increase is due in part to a laddered fixed income investment portfolio we implemented in the second quarter of 2017 to optimize the return on our cash. In addition, gains related to the Pension Plan in 2017 increased $28.7 million as compared to 2016, including gains related to the freeze of the Pension Plan on September 30, 2017. Partially offsetting these increases, losses on the sales of sponsored funds and impairment charges on securities held as available for sale decreased $3.9 million.

Interest Expense

Interest expense was $6.5 million, $11.3 million and $11.1 million in 2018, 2017 and 2016, respectively. The majority of our interest expense in 2016 and 2017 was related to our $190.0 million Series A and Series B senior unsecured notes. The $95.0 million Series A senior unsecured notes matured and were repaid in January 2018. As a result, we experienced $4.8 million in annual interest expense savings from 2017 to 2018.

Income Taxes

Our effective income tax rate was 23.3%, 41.3%, and 34.1% in 2018, 2017, and 2016, respectively. The lower effective tax rate in 2018 as compared to 2017 was primarily the result of U.S. tax reform that was enacted on December 22, 2017, which reduced the federal statutory tax rate from 35% to 21%.

In addition, during 2018, the Company recognized a tax shortfall from share-based payments of $4.4 million, which was less than the $8.4 million shortfall experienced in 2017, causing our effective tax rate to decrease. The tax effects of share-based payments could create continued volatility in the effective tax rate in future periods. The lower effective tax rate in 2018 as compared to 2017 was also a result of $6.4 million that was reversed in 2018 upon the completion of a voluntary disclosure agreement with a state tax jurisdiction during the year and the 2017 charge of $5.4 million to revalue the Company's net deferred tax assets for U.S. tax reform.  These decreases were partially offset by the removal of a $1.3 million deferred tax asset in 2018 related to the Company's tax basis in Ivy Global Investors SICAV, pursuant to the pending liquidation of that entity.

The higher effective tax rate in 2017 as compared to 2016 was primarily the result of a tax shortfall from share-

based payments in 2017 as compared to no such impact in 2016, a reduction in the year over year release of valuation allowance on capital losses, and the 2017 charge to revalue the Company's net deferred tax assets for U.S. tax reform.

Liquidity and Capital Resources

We strive to maintain a capital structure that supports our business strategies and to maintain the appropriate amount of liquidity at all times. Expected uses of cash include capital expenditures for enhancement of technology infrastructure, repurchases of our common stock, dividend payments, interest on indebtedness, income tax payments, seed money for new products, payment of deferred commissions to Advisors and third parties, collateral funding for margin accounts established to support derivative positions, and leasehold and building improvements, and could include strategic acquisitions. Our seed investments in consolidated sponsored funds are not managed as liquid assets because they may be longer term in nature.

	For the Year Ended			Variance
	December 31,			2018 vs.	2017 vs.
	2018	2017	2016	2017	2016
	(in thousands, except percentage data)
Balance Sheet Data:
Cash and cash equivalents	$231,997	207,829	555,102	12%	(63)%
Investment securities	617,135	700,492	328,750	(12)%	113%
Short-term debt	—	94,996	—	(100)%	100%
Long-term debt	94,854	94,783	189,605	—	(50)%
Cash Flow Data:
Cash flows from operating activities	357,015	50,851	87,904	602%	(42)%
Cash flows from investing activities	10,343	(212,395)	75,871	NM	NM
Cash flows from financing activities	(311,788)	(188,710)	(202,911)	(65)%	7%

Our operations provide much of the cash necessary to fund our priorities, as follows:

•	Repurchase our stock
•	Pay dividends
•	Finance internal growth

Repurchase Our Stock

We repurchased 7.0 million shares of our Class A common stock in the open market or privately in 2018 compared to 1.8 million and 2.3 million shares in 2017 and 2016, respectively, resulting in share repurchases of $135.9 million, $35.8 million and $49.8 million, respectively.  These share repurchases included 729,882 shares, 402,337 shares and 423,726 shares tendered by employees to cover their tax withholdings with respect to vesting of share-based awards during the years ended December 31, 2018, 2017 and 2016, respectively.

In connection with our existing capital return policy, we intend to complete the repurchase of $250 million of our Class A common stock by late 2019, which is inclusive of buybacks to offset dilution of our equity grants.  We continue to engage in opportunistic share repurchases to fulfill the targeted buybacks. We have repurchased $155.9 million of our Class A common stock since the announcement of this policy at a weighted average share price of $19.75.

Pay Dividends

We paid quarterly dividends on our Class A common stock that resulted in financing cash outflows of $81.2 million, $154.0 million and $152.8 million in 2018, 2017 and 2016, respectively.

In December 2018, the Board of Directors declared a quarterly dividend on our common stock of $0.25 per share payable on February 1, 2019 to stockholders of record as of January 11, 2019.

Finance Internal Growth

We use cash to fund growth in our distribution channels. We continue to invest in our broker-dealer channel by offering home office resources, wholesaling efforts and enhanced technology tools, including the modernization of our brokerage and product platform. Our unaffiliated channel requires cash outlays for wholesaler commissions and commissions to third parties on deferred load product sales. We also provide seed money for new products to further enhance our product offerings and distribution efforts.  As we continue to advance our investment in improved technology, we expect increased costs in this area in the near term.

On October 20, 2017, we entered into a three-year unsecured revolving credit facility (the “Credit Facility”) with various lenders, which initially provides for borrowings of up to $100.0 million and may be expanded to $200.0 million. The Credit Facility replaced the prior credit facility, which was set to expire in June 2018. There were no borrowings under the Credit Facility at December 31, 2018 and no borrowings at any point during the year. The covenants in the Credit Facility are consistent with the covenants in the prior credit facility, including the required consolidated leverage ratio and the consolidated interest coverage ratio, which match those outlined below for the senior unsecured notes.

On August 31, 2010, the Company entered into an agreement to complete a $190.0 million private placement of the Series A and Series B senior unsecured notes. The $95.0 million Series A, senior unsecured notes that matured on January 13, 2018 were repaid. Interest is payable semi‑annually in January and July of each year. The most restrictive provisions of the agreement require the Company to maintain a consolidated leverage ratio not to exceed 3.0 for four consecutive quarters and a consolidated interest coverage ratio of not less than 4.0 for four consecutive quarters. The Company was in compliance with these covenants for all periods presented. As of December 31, 2018, the Company’s consolidated leverage ratio was 0.3, and consolidated interest coverage ratio was 48.7.

Cash Flows

Cash from operations is our primary source of funds.In 2018, cash from operations increased primarily due to increased sales of trading securities held by consolidated sponsored funds, due to the liquidation of the IGI Funds, and an increase in net income as compared to 2017. In 2017, cash from operations decreased due to increased purchases of trading securities, a decrease in the amortization of deferred sales commission payments related to deferred sales load and fee based products and a decrease in net income as compared to 2016. In 2016, cash from operations decreased due to a decrease in the amortization of deferred sales commission payments related to deferred sales load and fee based products and a decrease in net income as compared to 2015.

In addition to the items noted above, the payable to investment companies for securities, payable to customers and other receivables accounts can fluctuate significantly based on trading activity at the end of a reporting period. Changes in these accounts result in variances within cash from operations on the statement of cash flows; however, there is no impact to the Company’s liquidity and operations for the variances in these accounts.

Investing activities consist primarily of the seeding and sale of sponsored investment securities, purchases and maturities of investments held in our fixed income laddering program and capital expenditures.

Financing activities include payment of dividends and repurchase of our common stock.  Additionally, in 2018, financing activities included repayment of our Series A senior unsecured notes at maturity.  Future financing cash flows will be affected by our existing capital return policy.

Contractual Obligations and Contingencies

Expected long‑term capital requirements include interest on indebtedness and maturities of outstanding debt, operating leases and purchase obligations, and potential recognition of tax liabilities, summarized in the following table as of December 31, 2018. Purchase obligations include amounts that will be due for the purchase of goods and services to be used in our operations under long‑term commitments or contracts.

			2020-	2022-	Thereafter/
	Total	2019	2021	2023	Indeterminate
	(in thousands)
Short-term and long-term debt obligations, including interest	$108,657	5,463	103,194	—	—
Non-cancelable operating lease commitments	42,436	16,488	15,554	5,233	5,161
Purchase obligations	76,778	36,465	36,123	4,190	—
Unrecognized tax benefits	2,741	390	—	—	2,351
	$230,612	58,806	154,871	9,423	7,512

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

We complete an ongoing review of the recoverability of goodwill and intangible assets using a two-step impairment approach on an annual basis, or more frequently whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Annually, the Company performs a qualitative assessment before calculating the fair value of the reporting unit.  If the Company determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than the carrying amount, the two-step impairment test would not be required.  We consider mutual fund advisory contracts indefinite lived intangible assets as they are expected to be renewed without significant cost or modification of terms. Factors that are considered important in determining whether an impairment of goodwill or intangible assets might exist include significant continued underperformance compared to peers, the likelihood of termination or non‑renewal of a mutual fund advisory or subadvisory contract or substantial changes in revenues earned from such contracts, significant changes in our business and products, material and ongoing negative industry or economic trends, or other factors specific to each asset or subsidiary relationship being evaluated. Because of the significance of goodwill and other intangibles to our consolidated balance sheets, the annual impairment analysis is critical. Any changes in key assumptions about our business and our prospects, or changes in market conditions or other externalities, could result in an impairment charge.

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

Seasonality and Inflation

We do not believe our operations are subject to significant seasonal fluctuation. We have historically experienced increased sales activity in the first and fourth quarters of the year due to funding of retirement accounts by our clients. The Company has not suffered material adverse effects from inflation in the past. However, a substantial increase in the inflation rate in the future may adversely affect clients’ purchasing decisions, may increase the costs of borrowing, or may have an impact on the Company’s margins and overall cost structure.

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

Interest Rate Sensitivity

Our interest sensitive assets and liabilities include the debt security holdings in our fixed income laddering program, our long‑term fixed rate Senior Notes and obligations for any balances outstanding under the Credit Facility or other short‑term borrowings. Increases in market interest rates would generally cause a decrease in the fair value of the  debt security holdings in the fixed income laddering program and the Senior Notes, and an increase in interest expense associated with short‑term borrowings and borrowings under the Credit Facility. Decreases in market interest rates would generally cause an increase in the fair value of the debt security holdings in the fixed income laddering program and Senior Notes, and a decrease in interest expense associated with short‑term borrowings and borrowings under the Credit Facility. There were no borrowings under the Credit Facility at December 31, 2018 or at any point during the year.

Investment Securities Sensitivity

We maintain an investment portfolio of various holdings, types and maturities. Our portfolio is diversified and consists primarily of sponsored funds and debt securities. We have a hedging program that uses total return swaps to hedge our exposure to fluctuations in the value of our investment portfolio classified as equity securities measured through net income, recorded using the equity method, or consolidated within our consolidated financial statements. At any time, a sharp increase in interest rates or a sharp decline in the United States stock market could have a significant negative impact on the fair value of our investment portfolio. Conversely, declines in interest rates or a sizeable rise in the United States stock market could have a significant positive impact on our investment portfolio. The results of fluctuations in interest rates and stock market volatility on our investment portfolio may be offset due to the hedging program. A portion of debt securities are classified as available for sale investments. If a decline in fair value is determined to be other than temporary by management or the Company intends or is required to sell the available for sale security prior to recovery of the amortized cost, the cost basis of the individual security accounted for as available for sale is written down to fair value. However, unrealized gains are not recognized in operations on available for sale debt securities until they are sold.

The following is a summary of the effect that a 10% increase or decrease in equity or fixed income prices would have on our investment portfolio subject to equity or fixed income price fluctuations at December 31, 2018:

		Fair Value	Fair Value
		Assuming a 10%	Assuming a 10%
Investment Securities	Fair Value	Increase	Decrease
	(in thousands)
Available for sale:
Certificates of deposit	$5,001	5,501	4,501
Commercial paper	7,970	8,767	7,173
Corporate bonds	218,121	239,933	196,309
U.S. Treasury bills	19,672	21,639	17,705
Trading:
Commercial paper	1,993	2,192	1,794
Corporate bonds	77,250	84,975	69,525
U.S. Treasury bills	5,884	6,472	5,296
Mortgage-backed securities	7	8	6
Consolidated sponsored funds	33,088	36,397	29,779
Equity Securities:
Common stock	21,204	23,324	19,084
Sponsored funds	153,548	168,903	138,193
Sponsored privately offered funds	678	746	610
Consolidated sponsored funds	24,879	27,367	22,391
Equity Method:
Sponsored funds	47,840	52,624	43,056
Total	$617,135	678,849	555,422

Securities Price Sensitivity

Our revenues are dependent on the underlying AUM and AUA for which we provide services. These assets are comprised of various combinations of equity, fixed income and other types of securities and commodities. Fluctuations in the value of these securities are common and are caused by numerous factors, including, without limitation, market volatility, the overall economy, inflation, changes in investor strategies, availability of alternative investment vehicles and government regulations. Accordingly, declines in any one or a combination of these factors, or other factors not separately identified, may reduce the value of investment securities and, in turn, the underlying assets on which our revenues are earned. These declines have an impact in our investment sales, and our trading portfolio, thereby compounding the impact on our earnings if our hedging strategy is not fully effective.

ITEM 8.      Financial Statements and Supplementary Data

Reference is made to the Consolidated Financial Statements referred to in the Index on page 53 setting forth our consolidated financial statements, together with the report of KPMG LLP dated February 22, 2019 on page 54.

ITEM 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.   Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.  The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a‑15(e) and 15d‑15(e) of the Exchange Act) as of December 31, 2018, have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018.

(b)

Management’s Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a‑15(f) and 15d‑15(f). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the framework in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the framework in “Internal Control‑Integrated Framework (2013),” management concluded that, as of December 31, 2018, our internal control over financial reporting was effective. KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10‑K, also audited the effectiveness of our internal control over financial reporting as of December 31, 2018, as stated in their attestation report which follows.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Waddell & Reed Financial, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Waddell & Reed Financial, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes  (collectively, the consolidated financial statements), and our report dated February 22, 2019 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Kansas City, Missouri

February 22, 2019

(c)

Changes in Internal Control over Financial Reporting.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.   Other Information

None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

Information required by this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2019 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 11.    Executive Compensation

Information required by this Item 11 is incorporated herein by reference to our definitive proxy statement for our 2019 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 403 of Regulation S-K is incorporated herein by reference to our definitive proxy statement for our 2019 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

Equity Compensation Plan Information

The following table provides information as of December 31, 2018 with respect to shares of the Company’s common stock that may be issued under our existing equity compensation plans.

Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average price of outstanding options, warrants and rights	(c) Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	—	—	2,121,728	(1)

Equity compensation plans not approved by security holders	—	—	—

Total	—	—	2,121,728

(1) Represents shares available for future issuance from the Stock Incentive Plan.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

Information required by this Item 13 is incorporated herein by reference to our definitive proxy statement for our 2019 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 14.    Principal Accounting Fees and Services

Information required by this Item 14 is incorporated herein by reference to our definitive proxy statement for our 2019 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements.
Reference is made to the Index to Consolidated Financial Statements on page 53 for a list of all financial statements filed as part of this Report.
(a)(2)	Financial Statement Schedules.
None.
(b)	Exhibits.

Exhibit No.	Exhibit Description
3.1

Restated Certificate of Incorporation of Waddell & Reed Financial, Inc. Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10 Q, File No. 333 43687, for the quarter ended June 30, 2006 and incorporated herein by reference.

3.2

Amended and Restated Bylaws of Waddell & Reed Financial, Inc. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8 K, File No. 001 13913, filed December 21, 2017 and incorporated herein by reference.

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

4.3

Certificate of Elimination of Series B Junior Participating Preferred Stock of Waddell & Reed Financial, Inc., as filed on February 16, 2018 with the Secretary of the State of Delaware. Filed as Exhibit 4.3 to the Company’s Annual Report on Form 10 K, File No. 001 13913, for the year ended December 31, 2017 and incorporated herein by reference.

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

10.4	Waddell & Reed Financial, Inc. Executive Incentive Plan, as amended and restated.*
10.5	Investment Management Agreement, dated July 29, 2016, by and between Ivy Variable Insurance Portfolios and Ivy Investment Management Company.
10.6	Investment Management Agreement, dated July 29, 2016, by and between Ivy Variable Insurance Portfolios and Ivy Investment Management Company.
10.7	Investment Management Agreement, dated November 13, 2008, by and between Ivy Funds and Ivy Investment Management Company.
10.8

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

10.11	Form of Restricted Stock Award Agreement for awards pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated. *
10.12

Form of Restricted Stock Award Agreement for awards to Non‑Employee Directors pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated. Filed as Exhibit 10.13 to the Company’s Annual Report on Form 10 K, File No. 001 13913, for the year ended December 31, 2017 and incorporated herein by reference. *

10.13

Form of Restricted Stock Award Agreement for awards to Non‑Employee Directors pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated. Filed as Exhibit 10.14 to the Company’s Annual Report on Form 10 K, File No. 001 13913, for the year ended December 31, 2017 and incorporated herein by reference.*

10.14

Form of Restricted Stock Award Agreement for awards to Non‑Employee Directors pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated. Filed as Exhibit 10.15 to the Company’s Annual Report on Form 10 K, File No. 001 13913, for the year ended December 31, 2017 and incorporated herein by reference.*

10.15

Waddell & Reed Financial, Inc. Cash Settled RSU Plan.  Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, File No. 001 13913, filed November 2, 2018 and incorporated herein by reference.  *

10.16

Form of Restricted Stock Unit Award Agreement for awards pursuant to the Waddell & Reed Financial, Inc. Cash Settled RSU Plan.  Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, File No. 001 13913, filed November 2, 2018 and incorporated herein by reference.  *

10.17	Form of Restricted Stock Unit Award Agreement for awards pursuant to the Waddell & Reed Financial, Inc. Cash Settled RSU Plan. *
10.18	Form of Indemnification Agreement. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8‑K, File No. 001‑13913, on November 16, 2009 and incorporated herein by reference.*

10.19

Severance Agreement and Release of All Claims, effective January 13, 2018, by and between Thomas W. Butch and W&R Corporate LLC.  Filed as Exhibit 10.1 to the Company’s Current Report on Form 8‑K, File No. 001‑13913, on January 18, 2018 and incorporated herein by reference.*

10.20

Severance Agreement and Release of All Claims, dated April 18, 2018, by and between Wendy J. Hills and W&R Corporate LLC.  Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, File No. 001 13913, filed August 3, 2018 and incorporated herein by reference.  *

21	Subsidiaries of Waddell & Reed Financial, Inc.
23	Consent of KPMG LLP
24	Powers of Attorney
31.1	Rule 13a‑14(a)/15d‑14(a) Certification of the Chief Executive Officer
31.2	Rule 13a‑14(a)/15d‑14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer
101

Materials from the Waddell & Reed Financial, Inc. Annual Report on Form 10‑K for the year ended December 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Consolidated Financial Statements, tagged in detail.

*Indicates management contract or compensatory plan, contract or arrangement.

ITEM 16.    Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Overland Park, State of Kansas, on February 22, 2019.

WADDELL & REED FINANCIAL, INC.

By:	/s/ PHILIP J. SANDERS
Philip J. Sanders
Chief Executive Officer and Chief Investment Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ PHILIP J. SANDERS	Chief Executive Officer, Chief Investment Officer and Director (Principal Executive Officer)	February 22, 2019
Philip J. Sanders

/s/ BENJAMIN R. CLOUSE	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 22, 2019
Benjamin R. Clouse
/s/ THOMAS C. GODLASKY*	Chairman of the Board and Director	February 22, 2019
Thomas C. Godlasky

/s/ SHARILYN S. GASAWAY*	Director	February 22, 2019
Sharilyn S. Gasaway

/s/ ALAN W. KOSLOFF*	Director	February 22, 2019
Alan W. Kosloff

/s/ DENNIS E. LOGUE*	Director	February 22, 2019
Dennis E. Logue

/s/ MICHAEL F. MORRISSEY*	Director	February 22, 2019
Michael F. Morrissey

/s/ JAMES M. RAINES*	Director	February 22, 2019
James M. Raines

/s/ JERRY W. WALTON*	Director	February 22, 2019
Jerry W. Walton

/s/ JEFFREY P. BENNETT	Attorney‑in‑fact	February 22, 2019
Jeffrey P. Bennett

*By: Attorney‑in‑fact

WADDELL & REED FINANCIAL, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Waddell & Reed Financial, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Waddell & Reed Financial, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

/s/ KPMG LLP

We have served as the Company’s auditor since 1981.

Kansas City, Missouri

February 22, 2019

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2018 and 2017

	2018	2017
	(in thousands)
Assets:
Cash and cash equivalents	$231,997	207,829
Cash and cash equivalents - restricted	59,558	28,156
Investment securities	617,135	700,492
Receivables:
Funds and separate accounts	18,112	25,664
Customers and other	151,515	131,108
Prepaid expenses and other current assets	27,164	25,593
Total current assets	1,105,481	1,118,842

Property and equipment, net	63,429	87,667
Goodwill and identifiable intangible assets	145,869	147,069
Deferred income taxes	12,321	13,308
Other non-current assets	16,979	17,476
Total assets	$1,344,079	1,384,362

Liabilities:
Accounts payable	$26,253	38,998
Payable to investment companies for securities	100,085	43,422
Payable to third party brokers	19,891	25,153
Payable to customers	86,184	66,830
Short-term notes payable	—	94,996
Accrued compensation	54,129	47,643
Other current liabilities	51,580	44,797
Total current liabilities	338,122	361,839

Long-term debt	94,854	94,783
Accrued pension and postretirement costs	798	15,137
Other non-current liabilities	15,392	25,210
Total liabilities	449,166	496,969

Redeemable noncontrolling interests	11,463	14,509

Stockholders’ equity:
Preferred stock—$1.00 par value: 5,000 shares authorized; none issued	—	—
Class A Common stock—$0.01 par value: 250,000 shares authorized; 99,701 shares issued; 76,790 shares outstanding (82,687 at December 31, 2017)	997	997
Additional paid-in capital	311,264	301,410
Retained earnings	1,198,445	1,092,394
Cost of 22,911 common shares in treasury (17,014 at December 31, 2017)	(627,587)	(522,441)
Accumulated other comprehensive income	331	524
Total stockholders’ equity	883,450	872,884

Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,344,079	1,384,362

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2018, 2017 and 2016

	2018	2017	2016
	(in thousands, except per share data)
Revenues:
Investment management fees	$507,906	531,850	557,112
Underwriting and distribution fees	550,010	518,699	561,670
Shareholder service fees	102,385	106,595	120,241
Total	1,160,301	1,157,144	1,239,023

Operating expenses:
Distribution	456,832	432,264	485,981
Compensation and benefits (including share-based compensation of $51,565, $57,716 and $51,514, respectively)	263,329	271,276	267,839
General and administrative	73,643	88,951	80,820
Technology	65,275	66,078	63,045
Occupancy	27,197	30,721	31,406
Marketing and advertising	10,323	12,425	13,080
Depreciation	25,649	20,983	18,358
Subadvisory fees	14,805	13,174	9,572
Intangible asset impairment	1,200	1,500	9,749
Total	938,253	937,372	979,850

Operating income	222,048	219,772	259,173
Investment and other income (loss)	22,705	37,084	(8,058)
Interest expense	(6,461)	(11,279)	(11,122)

Income before provision for income taxes	238,292	245,577	239,993
Provision for income taxes	55,480	101,368	81,884
Net income	182,812	144,209	158,109
Net (loss) income attributable to redeemable noncontrolling interests	(776)	2,930	1,414
Net income attributable to Waddell & Reed Financial, Inc.	$183,588	141,279	156,695

Net income per share attributable to Waddell and Reed Financial, Inc. common shareholders, basic and diluted:	$2.28	1.69	1.90

Weighted average shares outstanding, basic and diluted:	80,468	83,573	82,668

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2018, 2017 and 2016

	2018	2017	2016
	(in thousands)
Net income	$182,812	144,209	158,109

Other comprehensive income:

Unrealized gain (loss) on available for sale investment securities during the period, net of income tax expense (benefit) of $2, $(956) and $(2), respectively	13	7,505	(391)

Postretirement benefit, net of income tax expense (benefit) of $202, $(99) and $(718), respectively	642	(224)	(1,220)

Comprehensive income	183,467	151,490	156,498
Comprehensive (loss) income attributable to redeemable noncontrolling interests	(776)	2,930	1,414
Comprehensive income attributable to Waddell & Reed Financial, Inc.	$184,243	148,560	155,084

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2018, 2017 and 2016

(in thousands)

						Accumulated		Redeemable
			Additional			Other	Total	Non
	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’	Controlling
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity	interest
Balance at December 31, 2015	99,701	$997	331,611	1,085,248	(566,256)	(5,145)	846,455	—
Adoption of consolidation guidance on January 1, 2016 - redeemable noncontrolling interests in sponsored funds	—	—	—	—	—	—	—	14,330
Net income	—	—	—	156,695	—	—	156,695	1,414
Net redemption of redeemable noncontrolling interests in sponsored funds	—	—	—	—	—	—	—	(5,091)
Recognition of equity compensation	—	—	51,382	132	—	—	51,514	—
Net issuance/forfeiture of nonvested shares	—	—	(84,741)	—	84,741	—	—	—
Dividends accrued, $1.84 per share	—	—	—	(152,953)	—	—	(152,953)	—
Tax impact of share-based payment arrangements	—	—	(6,344)	—	—	—	(6,344)	—
Repurchase of common stock	—	—	—	—	(49,753)	—	(49,753)	—
Other comprehensive loss	—	—	—	—	—	(1,612)	(1,612)	—
Balance at December 31, 2016	99,701	997	291,908	1,089,122	(531,268)	(6,757)	844,002	10,653
Adoption of share-based compensation guidance on January 1, 2017	—	—	3,504	(2,200)	—	—	1,304	—
Net income	—	—	—	141,279	—	—	141,279	2,930
Net subscription of redeemable noncontrolling interests in sponsored funds	—	—	—	—	—	—	—	926
Recognition of equity compensation	—	—	50,593	690	—	—	51,283	—
Net issuance/forfeiture of nonvested shares	—	—	(44,595)	—	44,595	—	—	—
Dividends accrued, $1.63 per share	—	—	—	(136,497)			(136,497)	—
Repurchase of common stock	—	—	—	—	(35,768)	—	(35,768)	—
Other comprehensive income	—	—	—	—	—	7,281	7,281	—
Balance at December 31, 2017	99,701	$997	301,410	1,092,394	(522,441)	524	872,884	14,509
Adoption of recognition and measurement of financial assets and liabilities guidance (ASU 2016-01) on January 1, 2018	—	—	—	812	—	(812)	—	—
Adoption of reclassification of tax effects from accumulated other comprehensive income (loss) guidance (ASU 2018-02) on January 1, 2018	—	—	—	36	—	(36)	—	—
Net income (loss)	—	—	—	183,588	—	—	183,588	(776)
Net redemption of redeemable noncontrolling interests in sponsored funds	—	—	—	—	—	—	—	(2,270)
Recognition of equity compensation	—	—	40,598	1,383	—	—	41,981	—
Net issuance/forfeiture of nonvested shares	—	—	(30,744)		30,744	—	—	—
Dividends accrued, $1.00 per share	—	—	—	(79,768)	—	—	(79,768)	—
Repurchase of common stock	—	—	—	—	(135,890)	—	(135,890)	—
Other comprehensive income	—	—	—	—	—	655	655	—
Balance at December 31, 2018	99,701	$997	311,264	1,198,445	(627,587)	331	883,450	11,463

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2018, 2017 and 2016

	2018	2017	2016
	(in thousands)
Cash flows from operating activities:
Net income	$182,812	144,209	158,109
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,278	20,983	18,359
Write-down of impaired assets	1,538	1,500	9,749
Amortization of deferred sales commissions	3,348	4,855	23,601
Share-based compensation	51,565	57,716	51,514
Investments loss (gain), net	26,449	(17,104)	(12,075)
Net purchases of trading and equity securities	(30,237)	(43,714)	(24,352)
Deferred income taxes	783	20,481	1,982
Pension and postretirement plan benefits	(15,380)	(17,714)	3,166
Net change in equity securities and trading debt securities held by consolidated sponsored funds	81,119	(101,457)	(79,065)
Other	1,158	3,276	(2,523)
Changes in assets and liabilities:
Customer and other receivables	(20,407)	(3,013)	92,565
Payable to investment companies for securities and payable to customers	76,017	(26,357)	(97,459)
Receivables from funds and separate accounts	7,552	1,517	7,218
Other assets	2,194	10,134	2,255
Accounts payable and payable to third party brokers	(18,007)	4,395	(22,948)
Other liabilities	(21,767)	(8,856)	(42,192)
Net cash provided by operating activities	357,015	50,851	87,904

Cash flows from investing activities:
Purchases of available for sale and equity method securities	(113,975)	(365,770)	(72,096)
Proceeds from sales of available for sale and equity method securities	1,157	160,158	156,965
Proceeds from maturities of available for sale securities	125,727	—	—
Additions to property and equipment	(2,566)	(6,783)	(15,691)
Net cash of sponsored funds on consolidation	—	—	6,887
Other	—	—	(194)
Net cash provided by (used in) investing activities	10,343	(212,395)	75,871

Cash flows from financing activities:
Dividends paid	(81,215)	(154,042)	(152,830)
Repurchase of common stock	(133,378)	(35,768)	(49,753)
Repayment of short-term debt, net of debt issuance costs	(94,925)	—	—
Net subscriptions, (redemptions, distributions and deconsolidations) of redeemable noncontrolling interests in sponsored funds	(2,270)	926	(3,473)
Other	—	174	3,145
Net cash used in financing activities	(311,788)	(188,710)	(202,911)

Net increase (decrease) in cash and cash equivalents	55,570	(350,254)	(39,136)
Cash, cash equivalents, and restricted cash at beginning of period	235,985	586,239	625,375
Cash, cash equivalents, and restricted cash at end of period	$291,555	235,985	586,239
Cash paid for:
Income taxes, net	$59,147	85,299	76,982
Interest	$7,948	10,299	10,289

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016

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

Effective January 1, 2018, the Company changed the presentation of certain line items in the consolidated statements of income that are intended to improve the transparency of the Company’s financial statements through clearer alignment of operating expenses with financial statement captions. Specifically, the Company revised its accounting policy related to the reporting of indirect underwriting and distribution expenses in the former underwriting and distribution caption and certain expenses historically reported as general and administrative. Expenses previously recorded as underwriting and distribution expenses were retrospectively reclassified into (a) the following existing operating expense captions: Compensation and benefits and General and administrative, and (b) the following newly created operating expense captions: Distribution, Technology, Occupancy, and Marketing and advertising. Certain expenses historically reported as general and administrative were retrospectively reclassified into the following newly created operating expense captions: Technology, Occupancy, and Marketing and advertising. The Company considers the change in policy to be preferable and does not consider the change to be material to its consolidated financial statements. These changes were applied retrospectively to all periods presented and do not affect net income attributable to the Company. The Company also adopted Accounting Standards Update (“ASU”) 2017-07, “Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”. As a result, the Company retrospectively reclassified all net periodic pension costs, other than the historical service cost, from Compensation and benefits to Investment and other income (loss) within the consolidated statements of income. The reclassification of expenses as a result of the adoption of ASU 2017-07 does not affect net income attributable to the Company.

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

Disclosures About Fair Value of Financial Instruments

Fair value of cash and cash equivalents, receivables and payables approximates carrying value. Fair values for investment securities are based on quoted market prices, where available. Otherwise, fair values for investment securities are based on Level 2 or Level 3 inputs detailed in Note 4. Fair value of long‑term debt is disclosed in Note 8.

Investment Securities and Investments in Sponsored Funds

Our investments are comprised of debt and equity securities, investments in sponsored funds and sponsored privately offered funds. Sponsored funds, which include the Funds and the IGI Funds, are investments we have made to provide seed capital for new investment products.  The Company has classified its investments in certain sponsored funds as either equity method investments (when the Company owns between 20% and 50% of the fund) or as equity securities measured at fair value through net income (when the Company owns less than 20% of the fund).

Unrealized gains and losses on debt securities classified as available for sale, net of related tax effects, are excluded from earnings until realized and are reported as a separate component of comprehensive income.  For debt securities classified as trading and equity securities, unrealized gains and losses are included in earnings.  Realized gains and losses are computed using the specific identification method for all investment securities, other than sponsored funds. For sponsored funds, realized gains and losses are computed using the average cost method.  Substantially all of the Company’s equity method investees are investment companies that record their underlying investments at fair value. Therefore, under the equity method of accounting, our share of the investee's underlying net income or loss is predominantly representative of fair value adjustments in the investments held by the equity method investee. Our share of the investee's net income or loss is based on the most current information available and is recorded as a net gain or loss on investments within investment and other income (loss).

Our available for sale debt securities are reviewed each quarter and adjusted for other than temporary declines in value. We consider factors affecting the issuer and the industry in which the issuer operates, general market trends including interest rates, and our ability and intent to hold an investment until it has recovered. Consideration is given to the length of time an investment’s market value has been below its amortized cost basis as well as prospects for recovery to the amortized cost basis. When a decline in the fair value of debt securities is determined to be other than temporary, the amount of the impairment recognized in earnings depends on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current‑period credit loss. If so, the other than temporary impairment recognized in earnings is equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If not, the portion of the impairment related to the credit loss is recognized in earnings while the portion of the impairment related to other factors is recognized in other comprehensive income, net of tax.

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

Software Developed for Internal Use

Certain internal costs incurred in connection with developing or obtaining software for internal use are capitalized in accordance with ASC 350, “Intangibles – Goodwill and Other Topic.” Internal costs capitalized are included in property and equipment, net in the consolidated balance sheets, and were $6.4 million and $10.5 million as of December 31, 2018 and 2017, respectively. Amortization begins when the software project is complete and ready for its intended use and continues over the estimated useful life, generally one to 10 years.

Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of cost over fair value of the identifiable net assets of acquired companies. Indefinite-lived intangible assets represent advisory and subadvisory management contracts for managed assets obtained in acquisitions.  The Company considers these contracts to be indefinite-lived intangible assets as they are expected to be renewed without significant cost or modification of terms. Goodwill and indefinite-lived intangible assets are tested for impairment annually or more frequently if events or circumstances indicate that the carrying value may not be recoverable. Goodwill and intangible assets require significant management estimates and judgment, including the valuation determination in connection with the initial purchase price allocation and the ongoing evaluation for impairment. Additional information related to the indefinite-lived intangible assets is included in Note 7.

Revenue Recognition

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

Investment Management and Advisory Fees

We recognize investment management and advisory fees as earned over the period in which investment management and advisory services are provided. While our investment management and advisory contracts are long-term in nature, the performance obligations are generally satisfied daily or monthly based on AUM. We calculate investment management fees from the Funds daily based upon average daily net AUM in accordance with investment management agreements between the Funds and the Company. The majority of investment and/or advisory fees earned from institutional accounts are calculated either monthly or quarterly based upon an average of net AUM in accordance with such investment management agreements. The Company may waive certain fees for investment management services at its discretion, or in accordance with contractual expense limitations, and these waivers are reflected as a reduction to investment management fees on the consolidated statements of income.

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

Underwriting, Distribution and Shareholder Service Fees

Fee‑based asset allocation products offer clients a selection of traditional asset allocation models, as well as features such as systematic rebalancing and client and Advisor participation in determining asset allocation across asset classes. Underwriting and distribution fee-based asset allocation revenues are calculated monthly based upon beginning of month client assets and are earned over the period in which services are provided. Performance obligations are generally satisfied daily or monthly based on client assets.

Under a Rule 12b-1 service plan, the Funds may charge a maximum fee of 0.25% of the average daily net AUM for Ivy Funds Class B, C, E and Y shares for expenses paid to broker-dealers and other sales professionals in connection with providing ongoing services to the Funds’ shareholders and/or maintaining the Funds’ shareholder accounts, with the exception of the Funds’ Class R shares, for which the maximum fee is 0.50%. The Funds’ Class B and C shares may charge a maximum of 0.75% of the average daily net AUM under a Rule 12b-1 distribution plan to broker-dealers and other sales professionals for their services in connection with distributing shares of that class.  The Funds’ Class A shares may charge a maximum fee of 0.25% of the average daily net AUM under a Rule 12b-1 service and distribution plan for expenses detailed previously.  The Rule 12b-1 plans are subject to annual approval by the Funds’ board of trustees, including a majority of the disinterested members, by votes cast in person at a meeting called for the purpose of voting on such approval.  All Funds may terminate the service and distribution plans at any time with approval of fund trustees or portfolio shareholders (a majority of either) without penalty.

Underwriting and distribution commission revenues resulting from the sale of investment products are recorded upon satisfaction of performance obligations, which occurs on the trade date. For certain types of investment products, primarily variable annuities, distribution revenues are generally calculated based upon average daily net assets. When a client purchases Class A or Class E shares (front-end load), the client pays an initial sales charge of up to 5.75% of the amount invested. The sales charge for Class A or Class E shares typically declines as the investment amount increases.  In addition, investors may combine their purchases of all fund shares to qualify for a reduced sales charge. When a client invests in a fee-based asset allocation product, Class I or Y shares are purchased at net asset value, and we do not charge an initial sales charge.

Underwriting and distribution revenues resulting from payments from Advisors for office space, compliance oversight and affiliation fees are earned over the period in which the service is provided, which is generally monthly and is based on a fee schedule. Fees collected from Advisors for various services are recorded in underwriting and distribution fees on a gross basis, as the Company is the principal in these arrangements.

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

Advertising and Promotion

We expense all advertising and promotion costs as the advertising or event takes place. Advertising expense was $8.1 million, $9.7 million and $9.4 million for the years ended December 31, 2018, 2017 and 2016, respectively, and is classified in marketing and advertising expense in the consolidated statements of income.

Leases

The Company leases office space under various leasing arrangements.  Certain lease agreements contain renewal options, rent escalation clauses and/or other inducements provided by the landlord.  Rent expense is recorded on a straight-line basis, including escalations and inducements, over the term of the lease.

Share‑Based Compensation

We account for share‑based compensation expense using the fair value method. Under the fair value method, share‑based compensation expense reflects the fair value of share‑based awards measured at grant date, and is recognized over the service period. The Company also issues share‑based awards to our Board of Directors. Changes in the Company’s share price result in variable compensation expense over the vesting period of awards granted to our Board of Directors.

The Company’s Cash Settled RSU Plan (the “RSU Plan”) allows the Company to grant cash-settled restricted stock units (“RSUs”).  Unvested RSUs have no purchase price and vest in 25% increments over four years, beginning on the first anniversary of the grant date.  On the vesting date, RSU holders receive a lump sum cash payment equal to the fair market value of one share of the Company’s common stock, par value $0.01, for each RSU that has vested, subject to applicable tax withholdings.  We treat RSUs as liability-classified awards and, therefore, account for them at fair value based on the closing price of our common stock on the reporting date, which results in variable compensation expense over the vesting period.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted, which significantly revised the U.S. corporate income tax system by, among other things, permanently reducing the federal statutory tax rate from 35% to 21% effective January 1, 2018.  The Company recorded a one-time charge of $5.4 million in the fourth quarter of 2017 to measure net deferred tax assets at the reduced federal statutory rate. According to guidance from SEC Staff Accounting Bulletin 118, the Company recognized a provisional tax impact related to the revaluation of deferred tax assets and liabilities and included those amounts in its consolidated financial statements for the year ended December 31, 2017. In the third quarter of 2018, we finalized our 2017 U.S. corporate income tax return and revised provisional adjustments made to our net deferred tax asset.  Accordingly, we recorded a discrete tax benefit of $1.0 million. The Company now considers its accounting for the income tax effects of the Tax Reform Act to be complete.

2.           New Accounting Guidance

Accounting Guidance Adopted During Fiscal Year 2018

On January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers.”  This ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  This standard also specifies the accounting for certain costs to obtain or fulfill a contract with a customer.  The Company applied the five-step method detailed in this ASU to all revenue streams and elected the cumulative effect approach.  The implementation of this ASU did not have a material impact on the measurement or recognition of revenue from prior periods. See Note 1 - Summary of Significant Accounting Policies and Note 3 – Revenue Recognition, for additional accounting policy information and the additional disclosures required by this ASU.

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

On January 1, 2018, the Company adopted ASU 2017-09, “Compensation-Stock Compensation: Scope of Modification Accounting.”  This ASU provided guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718, “Compensation – Stock Compensation Topic.”  The adoption of this ASU had an immaterial impact our consolidated financial statements and related disclosures.

On January 1, 2018, the Company early adopted ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This ASU allows entities to reclassify stranded tax effects attributable to the Tax Reform Act from accumulated other comprehensive income (“AOCI”) to retained earnings. Tax effects that are stranded in other comprehensive income for reasons unrelated to the Tax Reform Act, such as other changes in tax law, will be reclassified in future periods in accordance with the Company’s policy. Under the policy, the Company releases stranded income tax effects on available for sale securities on a security-by-security basis as securities are sold, matured, or extinguished. For the post retirement plan, the Company will release stranded income tax effects when the entire plan is liquidated or terminated. The adoption of this ASU did not have a material impact on our consolidated financial statements and related disclosures. See consolidated statement of stockholders’ equity for the financial statement reclassification impact of adopting this ASU.

On January 1, 2018, the Company adopted ASU 2018-05, “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.” This ASU updates the income tax accounting in U.S. GAAP to reflect SEC interpretive guidance released on December 22, 2017 when the Tax Reform Act became law. Staff Accountant Bulletin No. 118 states the SEC permits companies to use “reasonable estimates” and “provisional amounts” for some of their line items for taxes for their fourth quarter and year-end 2017 financial statements and regulatory filings. The Company has applied this guidance to its consolidated financial statements and related disclosures. See Note 1 - Summary of Significant Accounting Policies for additional information on the adoption of this ASU.

During the fourth quarter of 2018, the company early adopted ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans, which removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and adds additional disclosures.  See Note 10 – Pension Plan and Postretirement Benefits Other Than Pension for updated disclosures as a result of the adoption of this ASU.

New Accounting Guidance Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases, which increases transparency and comparability among organizations by establishing a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet with additional disclosures of key information about leasing arrangements.  The new standard, and related ASUs, are effective for us on January 1, 2019, with early adoption permitted.  A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. We expect to adopt the new standard on January 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients in transition. We expect to elect all of the new standard’s available transition practical expedients.  We expect that this ASU will have a material effect on our financial statements. While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to the recognition of new right-of-use assets and lease liabilities on our balance sheet for our real estate and equipment leases ranging from $35.0-45.0 million and the addition of significant new disclosures about our leasing activities. The new standard also provides practical expedients for an entity’s ongoing accounting.   We currently expect to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize right-of-use assets or lease liabilities, and this includes not recognizing right-of-use assets or lease liabilities for existing short-term leases of those assets in transition.

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

In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates certain disclosure requirements for fair value measurements, requires entities to disclose new information, and modifies existing disclosure requirements. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. Upon adoption of this ASU, disclosure changes will be reflected in our consolidated financial statements and related disclosures.

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

3.           Revenue Recognition

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

	For the Year ended December 31,
	2018	2017	2016
	(in thousands)
Investment management fees:
Funds	$486,181	506,868	521,207
Institutional	21,725	24,982	35,905
Total investment management fees	507,906	531,850	557,112
Underwriting and distribution fees:
Unaffiliated
Rule 12b-1 service and distribution fees	78,041	91,313	121,926
Sales commissions on front-end load mutual fund and variable annuity sales	1,886	1,498	565
Other revenues	568	1,182	2,924
Total unaffiliated distribution fees	80,495	93,993	125,415
Broker-Dealer
Fee-based asset allocation product revenues	269,069	240,089	224,319
Rule 12b-1 service and distribution fees	70,938	75,850	93,260
Sales commissions on front-end load mutual fund and variable annuity sales	54,895	55,293	67,169
Sales commissions on other products	36,131	31,286	31,246
Other revenues	38,482	22,188	20,261
Total broker-dealer distribution fees	469,515	424,706	436,255
Total distribution fees	550,010	518,699	561,670
Shareholder service fees:
Total shareholder service fees	102,385	106,595	120,241

Total revenues	$1,160,301	1,157,144	1,239,023

4.           Investment Securities

Investment securities at December 31, 2018 and 2017 are as follows:

	December 31,	December 31,
	2018	2017
	(in thousands)
Available for sale securities:
Certificates of deposit	$5,001	12,999
Commercial paper	7,970	34,978
Corporate bonds	218,121	197,442
U.S. Treasury bills	19,672	19,779
Total available for sale securities	250,764	265,198
Trading debt securities:
Certificates of deposit	—	1,999
Commercial paper	1,993	—
Corporate bonds	77,250	55,414
U.S. Treasury bills	5,884	4,929
Mortgage-backed securities	7	10
Consolidated sponsored funds	33,088	62,038
Total trading securities	118,222	124,390
Equity securities:
Common stock	21,204	116
Sponsored funds(1)	153,548	137,857
Sponsored privately offered funds	678	695
Consolidated sponsored funds	24,879	77,048
Total equity securities	200,309	215,716
Equity method securities:
Sponsored funds	47,840	95,188
Total securities	$617,135	700,492

(1)

Includes $124.0 million of investments at December 31, 2017, that were previously reported as available for sale securities prior to the adoption of ASU 2016-01 on January 1, 2018.  Refer to Note 2 – New Accounting Guidance - Accounting Guidance Adopted During Fiscal Year 2018.

Certificates of deposit, commercial paper, corporate bonds and U.S. Treasury bills accounted for as available for sale and held as of December 31, 2018 mature as follows:

	Amortized
	cost	Fair value
	(in thousands)
Within one year	$97,196	96,726
After one year but within five years	154,614	154,038
	$251,810	250,764

Commercial paper, corporate bonds, U.S. Treasury bills and mortgage-backed securities accounted for as trading and held as of December 31, 2018 mature as follows:

Fair value
(in thousands)
Within one year	$30,929
After one year but within five years	49,660
After five years but within 10 years	4,545
$85,134

The following is a summary of the gross unrealized gains (losses) related to securities classified as available for sale at December 31, 2018:

	Amortized	Unrealized	Unrealized
	cost	gains	losses	Fair value
	(in thousands)
Available for sale securities:
Certificates of deposit	$5,000	1	—	5,001
Commercial paper	7,902	68	—	7,970
Corporate bonds	219,236	254	(1,369)	218,121
U.S. Treasury bills	19,672	—	—	19,672
	$251,810	323	(1,369)	250,764

The following is a summary of the gross unrealized gains (losses) related to securities classified as available for sale at December 31, 2017:

	Amortized	Unrealized	Unrealized
	cost	gains	losses	Fair value
	(in thousands)
Available for sale securities:
Certificates of deposit	$13,000	1	(2)	12,999
Commercial paper	34,836	142	—	34,978
Corporate bonds	198,404	33	(995)	197,442
U.S. Treasury bills	20,019	—	(240)	19,779
	$266,259	176	(1,237)	265,198

Investment securities with fair values of $84.5 million, $237.2 million and $234.4 million were sold or redeemed during 2018, 2017 and 2016, respectively. During 2018, net realized gains of $0.3 million, less than $0.1 million and $12.8 million were recognized from the sale of $8.3 million in equity securities, the sale of $1.2 million in equity method securities and the redemption of $75.1 million in consolidated traded securities, respectively. During 2017, net realized gains of $0.9 million, $6.9 million and $1.5 million were recognized from the sale of $86.9 million in available for sale securities, the sale of $73.2 million in equity method securities, and the sale of $57.1 million in consolidated traded securities, respectively, and net realized losses of $0.5 million were recognized from the sale of $19.8 million in trading securities. During 2016, net realized gains of $3.6 million were recognized from the sale of $98.2 million in available for sale securities and net realized losses of $2.3 million were recognized from the sale of $58.7 million in equity method securities.

A summary of available for sale sponsored funds with fair values below carrying values at December 31, 2018 is as follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
December 31, 2018	Fair value	losses	Fair value	losses	Fair value	losses
(in thousands)
Corporate bonds	$36,302	(160)	119,480	(1,209)	155,782	(1,369)

A summary of available for sale sponsored funds with fair values below carrying values at December 31, 2017 is as follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
December 31, 2017	Fair value	losses	Fair value	losses	Fair value	losses
	(in thousands)
Certificates of deposit	$2,998	(2)	—	—	2,998	(2)
Corporate bonds	192,409	(995)	—	—	192,409	(995)
U.S. Treasury bills	19,779	(240)	—	—	19,779	(240)
	$215,186	(1,237)	—	—	215,186	(1,237)

The Company’s investment portfolio included 44 securities which were in an unrealized loss position at December 31, 2018.

During 2018 and 2017, we recorded pre-tax charges of $0.3 million and $1.3 million, respectively, to reflect the “other than temporary” decline in value of certain of the Company’s available for sale investments with fair value below amortized cost.  These charges were recorded due to either an intent to sell prior to recovery of the amortized cost or the investment in an unrealized loss position for an extended period of time where the losses were expected to become realized. These charges are recorded in investment and other income (loss) in the consolidated statement of operations for 2018 and 2017.

The Company evaluated all of the other available for sale securities in an unrealized loss position at December 31, 2018 and concluded no additional other-than-temporary impairment existed at December 31, 2018.  The unrealized losses in the Company’s investment portfolio at December 31, 2018 were primarily caused by changes in interest rates. At this time, the Company does not intend to sell, and does not believe it will be required to sell these securities before recovery of their amortized cost, with the exception of the securities mentioned above for which a charge was recorded.

Sponsored Privately Offered Funds

The Company holds a voting interests in a sponsored privately offered fund that is structured as an investment company in the legal form of an LLC. The Company held an investment in this fund totaling $0.7 million as of December 31, 2018 and December 31, 2017, which is the maximum loss exposure.

Consolidated Sponsored Funds

The following table details the balances related to consolidated sponsored funds at December 31, 2018 and 2017, as well as the Company’s net interest in these funds:

	December 31,	December 31,
	2018	2017
	(in thousands)
Cash	$4,285	8,472
Investments	57,967	139,086
Other assets	872	1,588
Other liabilities	(79)	(1,040)
Redeemable noncontrolling interests	(11,463)	(14,509)
Net interest in consolidated sponsored funds	$51,582	133,597

During the year ended December 31, 2018, we consolidated one sponsored privately offered fund, Ivy Funds, IGI Funds and Ivy NextShares in which we provided initial seed capital at the time of the funds’ formation. When we no longer have a controlling financial interest in a sponsored fund, it is deconsolidated from our consolidated financial statements.  During 2018, we liquidated and redeemed our investment in the sponsored privately offered fund and the majority of our investment in the remaining IGI Funds, which resulted in a decrease in investments in the consolidated sponsored funds. One Ivy Fund, the IGI Funds and the Ivy Nextshares funds remain consolidated as of December 31, 2018. There was no impact to the consolidated statement of income as a result of the sponsored privately offered fund or IGI liquidation, as the funds were carried at fair value.

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

The following tables summarize our investment securities as of December 31, 2018 and 2017 that are recognized in our consolidated balance sheets using fair value measurements based on the differing levels of inputs. There were no transfers between levels for the years ended December 31, 2018 or 2017.

December 31, 2018	Level 1	Level 2	Level 3	Other Assets Held at Net Asset Value	Total
	(in thousands)
Cash equivalents: (1)
Money market funds	$121,759	—	—	—	121,759
U.S. government sponsored enterprise note	—	895	—	—	895
Commercial paper	—	74,277	—	—	74,277
Total cash equivalents	$121,759	75,172	—	—	196,931
Available for sale securities:
Certificates of deposit	$—	5,001	—	—	5,001
Commercial paper	—	7,970	—	—	7,970
Corporate bonds	—	218,121	—	—	218,121
U.S. Treasury bills	—	19,672	—	—	19,672
Trading debt securities:
Commercial paper	—	1,993	—	—	1,993
Corporate bonds	—	77,250	—		77,250
U.S. Treasury bills	—	5,884	—	—	5,884
Mortgage-backed securities	—	7	—	—	7
Consolidated sponsored funds	—	33,088	—	—	33,088
Equity securities:
Common stock	21,192	—	12	—	21,204
Sponsored funds	153,548	—	—	—	153,548
Sponsored privately offered funds measured at net asset value (2)	—	—	—	678	678
Consolidated sponsored funds	24,879	—	—	—	24,879
Equity method securities: (3)
Sponsored funds	47,840	—	—	—	47,840
Total	$247,459	368,986	12	678	617,135

December 31, 2017	Level 1	Level 2	Level 3	Other Assets Held at Net Asset Value	Total
	(in thousands)
Cash equivalents: (1)
Money market funds	$145,785	—	—	—	145,785
Commercial paper	—	11,064	—	—	11,064
Total cash equivalents	$145,785	11,064	—	—	156,849
Available for sale securities:
Certificates of deposit	$—	12,999	—	—	12,999
Commercial paper	—	34,978	—	—	34,978
Corporate bonds	—	197,442	—	—	197,442
U.S. Treasury bills	—	19,779	—	—	19,779
Trading debt securities:
Certificates of deposit	—	1,999	—	—	1,999
Corporate bonds	—	55,414	—		55,414
U.S. Treasury bills	—	4,929	—	—	4,929
Mortgage-backed securities	—	10	—	—	10
Consolidated sponsored funds	—	62,038	—	—	62,038
Equity securities:
Common stock	116	—	—	—	116
Sponsored funds	137,857	—	—	—	137,857
Sponsored privately offered funds measured at net asset value (2)	—	—	—	695	695
Consolidated sponsored funds	77,048	—	—	—	77,048
Equity method securities: (3)
Sponsored funds	95,188	—	—	—	95,188
Total	$310,209	389,588	—	695	700,492

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

The following table summarizes the activity of investments categorized as Level 3 for the year ended December 31, 2018:

For the year ended
December 31, 2018
(in thousands)
Level 3 assets at December 31, 2017	$—
Additions	359
Valuation change	5
Redemptions	(352)
Level 3 assets at December 31, 2018	$12

5.            Derivative Financial Instruments

The Company has in place an economic hedge program that uses total return swap contracts to hedge market risk related to its investments in certain sponsored funds. Certain of the consolidated sponsored funds may utilize derivative financial instruments within their portfolios in pursuit of their stated investment objectives.  We do not hedge for speculative purposes.

Excluding derivative financial instruments held in certain consolidated sponsored funds, the Company was party to five total return swap contracts with a combined notional value of $194.4 million and six total return swap contracts with a combined notional value of $213.9 million as of December 31, 2018 and 2017, respectively. These derivative instruments are not designated as hedges for accounting purposes.  Changes in fair value of the total return swap contracts are recognized in investment and other income (loss) on the Company’s consolidated statement of income.

The Company posted $5.2 million and $9.7 million in cash collateral with the counterparties of the total return swap contracts as of December 31, 2018 and 2017, respectively.  The cash collateral is included in customers and other receivables on the Company’s consolidated balance sheet.  The Company does not record its fair value in derivative transactions against the posted collateral.

The following table presents the fair value of the derivative financial instruments, excluding derivative financial instruments held in certain consolidated sponsored funds as of December 31, 2018 and 2017 calculated based on Level 2 inputs:

		December 31,	December 31,
		2018	2017
	Balance sheet
	location	Fair value	Fair value
		(in thousands)
Total return swap contracts	Prepaid expenses and other current assets	$4,968	—
Total return swap contracts	Other current liabilities	—	1,093
Total		$4,968	1,093

The following is a summary of net gains (losses) recognized in income for the years ended December 31, 2018 and 2017:

		Year ended
	Income statement	December 31,
	location	2018	2017
		(in thousands)
Total return swap contracts	Investment and other income (loss)	$15,163	(36,368)

6.           Property and Equipment

A summary of property and equipment at December 31, 2018 and 2017 is as follows:

			Estimated
	2018	2017	useful lives
	(in thousands)
Leasehold improvements	$21,790	22,106	1 - 15	years
Furniture and fixtures	28,482	30,529	3 - 10	years
Equipment	20,248	20,802	2 - 26	years
Computer software	100,507	99,644	1 - 10	years
Data processing equipment	17,056	18,678	1 - 5	years
Buildings	11,772	11,759	1 - 30	years
Land	2,843	2,843
Property and equipment, at cost	202,698	206,361
Accumulated depreciation	(139,269)	(118,694)
Property and equipment, net	$63,429	87,667

Depreciation expense was $25.6 million, $21.0 million and $18.4 million during the years ended December 31, 2018, 2017 and 2016, respectively.

At December 31, 2018, we had property and equipment under capital leases with a cost of $1.6 million and accumulated depreciation of $1.1 million. At December 31, 2017, we had property and equipment under capital leases with a cost of $1.9 million and accumulated depreciation of $1.0 million.

7.           Goodwill and Identifiable Intangible Assets

Goodwill and identifiable intangible assets (all considered indefinite-lived) at December 31, 2018 and 2017 are as follows:

	December 31,	December 31,
	2018	2017
	(in thousands)
Goodwill	$106,970	106,970

Mutual fund management advisory contracts	38,699	38,699
Mutual fund management subadvisory contract	—	1,200
Other	200	200
Total identifiable intangible assets	38,899	40,099

Total	$145,869	147,069

During 2018, the balance of the mutual fund management subadvisory contract intangible asset was determined to be impaired due to a termination of the subadvisory agreement.

8.           Indebtedness

On August 31, 2010, the Company entered into a note purchase agreement to complete a $190.0 million private placement Series A and Series B senior unsecured notes. The $95.0 million Series A, senior unsecured notes that matured on January 13, 2018 were repaid. Interest is payable semi‑annually in January and July of each year. The agreement requires the Company to maintain a consolidated leverage ratio not to exceed 3.0 to 1.0 for four consecutive quarters and a consolidated interest coverage ratio of not less than 4.0 to 1.0 for four consecutive quarters. The Company was in compliance with these covenants for all periods presented. As of December 31, 2018, the Company’s consolidated leverage ratio was 0.3 to 1.0, and the consolidated interest coverage ratio was 48.7 to 1.0.

Debt is reported at its carrying amount in the consolidated balance sheet. The fair value of the Company’s Series B Senior Notes maturing January 13, 2021 was $98.0 million at December 31, 2018 compared to the carrying value net of debt issuance costs of $94.9 million, which is listed under long-term debt in the consolidated balance sheet.  Fair value is calculated based on Level 2 inputs.

On October 20, 2017, we entered into a three-year unsecured revolving credit facility (the “Credit Facility”) with various lenders, which initially provides for borrowings of up to $100.0 million and may be expanded to $200.0 million. The Credit Facility replaced the prior credit facility, which was set to expire in June 2018. At December 31, 2018 and 2017, there were no borrowings outstanding under the Credit Facility.  Borrowings under the Credit Facility bear interest at various rates including adjusted LIBOR or an alternative base rate plus, in each case, an incremental margin based on the Company’s credit rating. The Credit Facility also imposes a facility fee on the aggregate amount of commitments under the revolving facility (whether or not utilized). The facility fee is also based on the Company’s credit rating level. The covenants in the Credit Facility are consistent with the covenants in the prior credit facility, including the required consolidated leverage ratio and the consolidated interest coverage ratio, which match those outlined above for the Senior Notes.

9.           Income Taxes

The provision for income taxes from continuing operations for the years ended December 31, 2018, 2017 and 2016 consists of the following:

	2018	2017	2016
	(in thousands)
Current taxes:
Federal	$54,071	73,167	72,711
State	625	7,720	7,174
Foreign	1	—	17
	54,697	80,887	79,902
Deferred taxes	783	20,481	1,982
Provision for income taxes	$55,480	101,368	81,884

The following table reconciles the statutory federal income tax rate with our effective income tax rate from continuing operations for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Statutory federal income tax rate	21.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.4	2.2	2.0
Share-based compensation	1.8	3.4	—
Effects of U.S. tax rate decrease	(0.4)	2.2	—
Uncertain tax positions	(2.2)	(0.2)	(0.1)
Valuation allowance on losses capital in nature	—	(1.0)	(3.2)
Other items	0.7	(0.3)	0.4
Effective income tax rate	23.3%	41.3%	34.1%

The tax effect of temporary differences that give rise to significant portions of deferred tax liabilities and deferred tax assets at December 31, 2018 and 2017 are as follows:

	2018	2017
	(in thousands)
Deferred tax assets:
Benefit plans	$—	3,381
Accrued compensation and related costs	5,868	5,558
Other accrued expenses	3,861	4,094
Unrealized losses on investment securities and partnerships	6,272	—
Share-based compensation	10,300	15,047
Unused state tax credits	2,618	2,788
State net operating loss carryforwards	7,266	7,235
Other	1,171	2,874
Total gross deferred assets	37,356	40,977
Deferred tax liabilities:
Property and equipment	$(3,700)	(7,301)
Benefit plans	(1,872)	—
Identifiable intangible assets	(9,206)	(7,419)
Unrealized gains on investments securities and partnerships	—	(3,554)
Prepaid expenses	(2,478)	(1,679)
Other	(513)	(481)
Total gross deferred liabilities	(17,769)	(20,434)
Valuation allowance	(7,266)	(7,235)
Net deferred tax asset	$12,321	13,308

Certain subsidiaries of the Company have net operating loss carryforwards in certain states in which these companies file on a separate company basis.  The deferred tax asset, net of federal tax effect, relating to these carryforwards as of December 31, 2018 and 2017 is approximately $7.3 million and $7.2 million, respectively.  The carryforwards, if not utilized, will expire between 2019 and 2038.  Management believes it is not more likely than not that these subsidiaries will generate sufficient future taxable income in these states to realize the benefit of the net operating loss carryforwards and, accordingly, a valuation allowance in the amount of $7.3 million and $7.2 million has been recorded at December 31, 2018 and 2017, respectively.

The Company has state tax credit carryforwards of $2.6 million and $2.8 million as of December 31, 2018 and 2017, respectively.  Of these state tax credit carryforwards, $2.3 million will expire between 2024 and 2034 if not utilized, $0.2 million will expire in 2026 if not utilized, and $0.1 million can be carried forward indefinitely.  The Company anticipates these credits will be fully utilized prior to their expiration date.

In the accompanying consolidated balance sheet, unrecognized tax benefits that are not expected to be settled within the next 12 months are included in other liabilities; unrecognized tax benefits that are expected to be settled within the next 12 months are included as a reduction to income taxes receivable; unrecognized tax benefits that reduce a net operating loss, similar tax loss, or tax credit carryforward are presented as a reduction to non-current deferred income taxes. As of December 31, 2018 and December 31, 2017, the Company’s consolidated balance sheet included unrecognized tax benefits, including penalties and interest, of $2.7 million ($2.4 million net of federal benefit) and $10.9 million ($8.9 million net of federal benefit), respectively, that if recognized, would impact the Company’s effective tax rate.  The Company finalized a voluntary disclosure agreement with a state tax jurisdiction in June 2018, which reduced unrecognized tax benefits by $9.3 million ($7.6 million net of federal benefit).

The Company’s accounting policy with respect to interest and penalties related to income tax uncertainties is to classify these amounts as income taxes.  As of December 31, 2018, and December 31, 2017, the total amount of accrued interest and penalties related to uncertain tax positions recognized in the consolidated balance sheet was $0.7 million ($0.6 million net of federal benefit) and $4.0 million ($3.5 million net of federal benefit), respectively.  The total amount of penalties and interest, net of federal expense, related to tax uncertainties recognized in the statement of income for the period ended December 31, 2018 was a benefit of $2.8 million, which was comprised of a $3.0 million benefit related to settlement of the previously mentioned voluntary disclosure agreement and offset by the accrual of $0.2 million additional penalties and interest on outstanding uncertain tax positions.

The following table summarizes the Company's reconciliation of unrecognized tax benefits, excluding penalties and interest, for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
	(in thousands)
Balance at beginning of year	$6,843	7,734	8,448
Increases during the year:
Gross increases - tax positions in prior period	712	244	465
Gross increases - current-period tax positions	331	97	494
Decreases during the year:
Gross decreases - tax positions in prior period	(4,219)	(56)	(167)
Decreases due to settlements with taxing authorities	(1,385)	(178)	(21)
Decreases due to lapse of statute of limitations	(212)	(998)	(1,485)
Balance at end of year	$2,070	6,843	7,734

In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain.  In addition, respective tax authorities periodically audit our income tax returns.  These audits examine our significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions. The Company is currently under audit in one state jurisdiction in which the Company operates. During 2017, the Company closed an Internal Revenue Service audit of the 2014 tax year. This audit was settled with no significant adjustments. During 2016, the Company settled two open tax years that were undergoing audit by a state jurisdiction in which the Company operates.  The 2015, 2016, 2017 and 2018 federal income tax returns are open tax years that remain subject to potential future audit.  State income tax returns for all years after 2014 and, in certain states, income tax returns for 2014, are subject to potential future audit by tax authorities in the Company’s major state tax jurisdictions.

10.        Pension Plan and Postretirement Benefits Other Than Pension

Benefits payable under the Pension Plan are based on employees’ years of service and compensation during the final 10 years of employment. The Compensation Committee of the Company’s Board of Directors approved an amendment to freeze the Pension Plan effective September 30, 2017. After September 30, 2017, participants in the Pension Plan no longer accrue additional benefits for future service or compensation. Participants will retain benefits accumulated as of September 30, 2017 in accordance with the terms of the Pension Plan.  In accordance with applicable accounting standards, the Pension Plan’s assets and liabilities were remeasured as of July 31, 2017, the date participants were notified of the freeze. This resulted in a reduction of the accrued pension liability of approximately $30.0 million and a curtailment gain of $31.6 million.

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

We also sponsor an unfunded defined benefit postretirement medical plan that previously covered substantially all employees, as well as Advisors. The medical plan is contributory with participant contributions adjusted annually. The medical plan does not provide for benefits after age 65 with the exception of a small group of employees that were grandfathered when such plan was established. During 2016, the Company amended this plan to discontinue the availability of coverage for any individuals who retire after December 31, 2016. The plan amendment resulted in an $8.5 million curtailment gain, recorded in 2016 as part of net other postretirement benefit costs.

A reconciliation of the funded status of these plans and the assumptions related to the obligations at December 31, 2018, 2017 and 2016 are as follows:

				Other
	Pension Benefits			Postretirement Benefits
	2018	2017	2016	2018	2017	2016
	(in thousands)
Change in projected benefit obligation:
Net benefit obligation at beginning of year	$184,245	180,921	210,783	2,195	2,446	8,421
Service cost	—	8,367	12,199	—	—	555
Interest cost	5,986	6,248	9,432	54	58	297
Benefits paid	(13,690)	(8,511)	(52,288)	(602)	(954)	(674)
Actuarial (gain) loss	(22,013)	28,841	(19,886)	(965)	139	1,790
Retiree contributions	—	—	—	366	506	532
Curtailment gain	—	(31,621)	—	—	—	(8,475)
Settlement loss	—	—	20,681	—	—	—
Net benefit obligation at end of year	$154,528	184,245	180,921	1,048	2,195	2,446

				Other
	Pension Benefits			Postretirement Benefits
	2018	2017	2016	2018	2017	2016
	(in thousands)
Change in plan assets:
Fair value of plan assets at beginning of year	$170,881	144,529	173,885	—	—	—
Actual return on plan assets	1,808	24,863	2,932	—	—	—
Employer contributions	4,000	10,000	20,000	236	448	142
Retiree contributions	—	—	—	366	506	532
Benefits paid	(13,690)	(8,511)	(52,288)	(602)	(954)	(674)
Fair value of plan assets at end of year	$162,999	170,881	144,529	—	—	—
Funded status at end of year	$8,471	(13,364)	(36,392)	(1,048)	(2,195)	(2,446)

				Other
	Pension Benefits			Postretirement Benefits
	2018	2017	2016	2018	2017	2016
	(in thousands, except percentage data)
Amounts recognized in the statement of financial position:
Noncurrent assets	$8,471	—	—	—	—	—
Current liabilities	—	—	—	(250)	(422)	(458)
Noncurrent liabilities	—	(13,364)	(36,392)	(798)	(1,773)	(1,988)
Net amount recognized at end of year	$8,471	(13,364)	(36,392)	(1,048)	(2,195)	(2,446)
Weighted average assumptions used to determine benefit obligation at December 31:
Discount rate	4.45%	3.76%	4.39%	4.08%	3.28%	3.46%
Rate of compensation increase	Not applicable		5.12%	Not applicable

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

Our Pension Plan asset allocation at December 31, 2018 and 2017 is as follows:

	Percentage of	Percentage of
	Plan Assets at	Plan Assets at
Plan assets by category	December 31, 2018	December 31, 2017
Cash	2%	40%
Equity securities:
Domestic	—	29%
International	—	18%
Fixed income securities	98%	8%
Gold bullion	—	5%
Total	100%	100%

Historically, the primary investment objective has been to maximize growth of the Pension Plan assets to meet the projected obligations to the beneficiaries over a long period of time and to do so in a manner that is consistent with the Company’s earnings strength and risk tolerance. Asset allocation is the most important decision in managing the assets and is reviewed regularly. The asset allocation policy considers the Company’s financial strength and long‑term asset class risk/return expectations since the obligations are long‑term in nature.  Prior to the Pension Plan freeze in 2017, assets were invested in our Asset Strategy investment style, managed by our in‑house investment professionals.   Subsequent to the freeze, the Company adjusted the Pension Plan’s asset allocation to decrease the exposure to equity securities.  In 2018, the Company implemented a new pension de-risking strategy designed to more closely match assets to the pension obligations by shifting exposure from return-seeking assets to liability-hedging assets.

We determine the fair value of our Pension Plan assets using broad levels of inputs as defined by related accounting standards and categorized as Level 1, Level 2 or Level 3, as described in Note 4. The following tables summarize our Pension Plan assets as of December 31, 2018 and 2017. As of December 31, 2018 and 2017 a portion of the international equity securities were valued utilizing Level 2 inputs, in accordance with company policy based on market movement greater than or equal to 0.50% on the final trading day of the year.

2018	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$—	465	—	465
Equity securities:
International	—	4	—	4
Fixed income securities:
U.S. Treasuries	—	46,415	—	46,415
Corporate bond	—	91,521	—	91,521
Foreign bonds	—	21,870	—	21,870
Total investment securities	—	160,275	—	160,275
Cash				2,724
Total				$162,999

2017	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$—	66,779	—	66,779
Equity securities:
Domestic	49,540	—	—	49,540
International	4,889	26,542	—	31,431
Fixed income securities:
U.S. Treasuries	—	6,455	—	6,455
Corporate bond	—	587	—	587
Foreign Bonds	—	6,591	—	6,591
Gold bullion	8,369	—	—	8,369
Total investment securities	62,798	106,954	—	169,752
Cash				1,129
Total				$170,881

The 6.00% expected long‑term rate of return utilized after the Pension Plan freeze in 2017 reflected management’s expectations of long‑term average rates of return on funds invested to provide for benefits included in the projected benefit obligations. The expected return was based on the outlook for inflation, fixed income returns and equity returns, while also considering historical returns, asset allocation and investment strategy.  In 2018, we adjusted the expected long-term rate of return to 5.00% to reflect a further decrease to the Plan’s equity securities’ holdings based on expected investment mix at the beginning of the year.  During the year, we accelerated the de-risking strategy and as such, expect to further reduce the long-term rate of return in the future.

The components of net periodic pension and other postretirement costs consisted of the following for the years ended December 31, 2018, 2017 and 2016:

				Other
	Pension Benefits			Postretirement Benefits
	2018	2017	2016	2018	2017	2016
	(in thousands)
Components of net periodic benefit cost:
Service cost	$—	8,367	12,199	—	—	555
Interest cost	5,986	6,248	9,432	54	58	297
Expected return on plan assets	(8,320)	(10,113)	(13,927)	—	—	—
Actuarial (gain) loss	(15,501)	14,091	(8,891)	—	—	—
Actuarial gain amortization	—	—	—	(120)	(180)	(153)
Prior service cost amortization	—	—	—	(2)	(4)	4
Curtailment gain	—	(31,621)	—	—	—	(8,475)
Settlement loss	—	—	20,681	—	—	—
Total	$(17,835)	(13,028)	19,494	(68)	(126)	(7,772)

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, 2018, 2017 and 2016 are as follows:

					Other
	Pension Benefits				Postretirement Benefits
	2018	2017		2016	2018	2017	2016
Discount rate	3.76%	4.39% / 3.96	[1]%	4.60%	3.28%	3.46%	4.44%
Expected return on plan assets	5.00%	7.00% / 6.00	[1]%	7.50%	Not applicable
Rate of compensation increase	Not applicable	5.12%		5.12%	Not applicable

________________________

(1)	Due to the Pension Plan freeze and associated remeasurement as of July 31, 2017, the discount rate changed from 4.39% to 3.96% and the expected return on assets changed from 7.00% to 6.00%.

Under current plan provisions, we expect the following benefit payments to be paid:

		Other
	Pension	Postretirement
	Benefits	Benefits
	(in thousands)
2019	$7,984	250
2020	8,068	179
2021	9,371	131
2022	8,843	116
2023	9,031	79
2024 through 2028	46,521	233
	$89,818	988

Our policy with respect to funding the Pension Plan is to fund at least the minimum required by the Employee Retirement Income Security Act of 1974, as amended, and not more than the maximum amount deductible for tax purposes. All contributions made to the Pension Plan for 2018, 2017 and 2016 were voluntary.

All Company contributions to other postretirement medical benefits are voluntary, as the postretirement medical plan is not funded and is not subject to any minimum regulatory funding requirements. The contributions for each year represent claims paid for medical expenses, and we anticipate making the 2019 expected contribution with cash generated from operations. Contributions by participants to the postretirement plan were $366 thousand, $506 thousand and $532 thousand for the years ended December 31, 2018, 2017 and 2016, respectively.

For measurement purposes, the initial health care cost trend rate was 8.05% (prior to age 65) and 9.30% (subsequent to age 65) for 2018, 7.02% (prior to age 65) and 8.47% (subsequent to age 65) for 2017 and 6.82% for 2016. The health care cost trend rate reflects anticipated increases in health care costs. The initial growth rates for 2018 are assumed to gradually decline over the next 8 years to a rate of 4.5%.

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

The SERP allowed for discretionary contributions, though none were awarded to participants in 2017 or 2016. Additionally, each calendar year, participants’ accounts were credited (or charged) with an amount equal to the performance of certain hypothetical investment vehicles since the last preceding year. Upon a participant’s separation, or at such other time based on a pre-existing election by a participant, benefits accumulated under the SERP were payable in installments or in a lump sum.  Following a lump sum payment of $3.8 million in February 2017 to the sole remaining participant in the SERP, the Board of Directors terminated the SERP.

At December 31, 2018, the pension asset and postretirement liability recorded in the consolidated balance sheet was comprised of a pension asset of $8.5 million and a liability for postretirement benefits in the amount of $0.8 million.

The current portion of postretirement liability of $0.3 million is included in other current liabilities on the consolidated balance sheet.  At December 31, 2017, the accrued pension and postretirement liability recorded in the consolidated balance sheet was comprised of accrued pension costs of $13.4 million and a liability for postretirement benefits in the amount of $1.8 million. The accrued liability for the current portion of postretirement liability of $0.4 million is included in other current liabilities on the consolidated balance sheet.

11.         Defined Contribution Plan

We sponsor a defined contribution plan that qualifies under Section 401(k) of the IRC to provide retirement benefits to substantially all of our employees. As allowed under Section 401(k), the plan provides tax‑deferred salary deductions for eligible employees. Our matching contributions to the plan for the years ended December 31, 2018, 2017 and 2016 were $6.8 million, $6.0 million and $6.8 million, respectively.

In 2017, in connection with the Pension Plan freeze, the Company amended its 401(k) plan to permit employer discretionary nonelective contributions to eligible participants. For the 2017 plan year, the Company approved a discretionary nonelective contribution in an amount equal to 4% of such participant’s eligible compensation. These contributions, which were expensed over the service period in 2017, totaled $5.5 million and were funded and allocated to participant accounts during the first quarter of 2018.

12.         Stockholders’ Equity

Earnings per Share

For the years ended December 31, 2018, 2017 and 2016, earnings per share were computed as follows:

	2018	2017	2016

Net income attributable to Waddell & Reed Financial, Inc.	$183,588	141,279	156,695

Weighted average shares outstanding, basic and diluted	80,468	83,573	82,668

Earnings per share, basic and diluted	$2.28	1.69	1.90

Dividends

The Board of Directors declared dividends on our Class A common stock of $1.00 per share, $1.63 per share and $1.84 per share for the years ended December 31, 2018, 2017 and 2016, respectively. In December 2018, the Board of Directors declared a quarterly dividend on our Class A common stock of $0.25 per share payable on February 1, 2019 to stockholders of record as of January 11, 2019. As of December 31, 2018 and 2017, other current liabilities included $19.2 million and $20.7 million, respectively, for dividends payable to stockholders.

Common Stock Repurchases

The Board of Directors has authorized the repurchase of our Class A common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including as shares issued to employees in our share‑based compensation programs. There were 6,963,269 shares, 1,842,337 shares and 2,320,726 shares repurchased in the open market or privately during the years ended December 31, 2018, 2017 and 2016, respectively. The repurchased shares include; 729,882 shares, 402,337 shares and 423,726 shares repurchased from employees who elected to tender shares to cover their income tax withholdings with respect to vesting of stock awards during the years ended December 31, 2018, 2017 and 2016, respectively.

Accumulated Other Comprehensive Loss

The following tables summarize other comprehensive income (loss) activity for the years ended December 31, 2018 and 2017.

			Total
	Unrealized	Postretirement	accumulated
	gains (losses) on	benefits	other
	AFS investment	unrealized	comprehensive
Year ended December 31, 2018	securities	gains (losses)	income (loss)
	(in thousands)
Balance at December 31, 2017	$145	379	524
Amount reclassified to retained earnings for ASUs adopted in 2018	(955)	107	(848)
Other comprehensive (loss) income before reclassification	(360)	736	376
Amount reclassified from accumulated other comprehensive income (loss)	373	(94)	279
Net current period other comprehensive (loss) income	(942)	749	(193)
Balance at December 31, 2018	$(797)	1,128	331

		Change in
		valuation
		allowance for
		unrealized		Total
	Unrealized	gains	Postretirement	accumulated
	gains (losses)	(losses) on	benefits	other
	on investment	investment	unrealized	comprehensive
Year ended December 31, 2017	securities	securities	gains (losses)	income (loss)
	(in thousands)
Balance at December 31, 2016	$(3,972)	(3,388)	603	(6,757)
Other comprehensive income (loss) before reclassification	4,039	3,743	(106)	7,676
Amount reclassified from accumulated other comprehensive income (loss)	78	(355)	(118)	(395)
Net current period other comprehensive income (loss)	4,117	3,388	(224)	7,281
Balance at December 31, 2017	$145	—	379	524

Reclassifications from accumulated other comprehensive income (loss) and included in net income are summarized in the tables that follow:

	For the year ended December 31, 2018
		Tax
		(expense)		Statement of income
	Pre-tax	benefit	Net of tax	line item or retained earnings
	(in thousands)
Reclassifications included in net income or retained earnings for ASUs adopted in 2018:
Sponsored funds investment gains	$1,295	(340)	955	Retained earnings
Losses on available for sale debt securities	$(489)	116	(373)	Investment and other income (loss)
Amortization of postretirement benefits	122	(135)	(13)	Compensation and benefits and retained earnings
Total	$928	(359)	569

	For the year ended December 31, 2017
		Tax
		benefit
	Pre-tax	(expense)	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Sponsored funds investment losses	$(124)	46	(78)	Investment and other income (loss)
Valuation allowance	—	355	355	Provision for income taxes
Amortization of postretirement benefits	184	(66)	118	Compensation and benefits
Total	$60	335	395

13.         Share‑Based Compensation

The Company’s 1998 Stock Incentive Plan, as amended and restated (the “SI Plan”) allows us to grant equity compensation awards, including nonvested stock, as part of our overall compensation program to attract and retain key personnel and encourage a greater personal financial investment in the Company, thereby promoting the long-term growth of the Company. A maximum of 35.6 million shares of common stock are authorized for issuance under the SI Plan and as of December 31, 2018, 2,121,728 shares of common stock were available for issuance under the SI Plan.  In addition, we may make incentive payments under the Company Executive Incentive Plan, as amended and restated (the “EIP”) in the form of cash, nonvested stock or a combination thereof. Incentive awards paid under the EIP in the form of nonvested stock are issued out of shares reserved for issuance under the SI Plan. Generally, shares of common stock subject to an award that expires or is cancelled, forfeited, exchanged, settled in cash or is terminated will again be available for awards under the SI Plan.

Nonvested stock awards are valued on the date of grant and have no purchase price.  These awards have historically vested over four years in 33 1/3% increments on the second, third and fourth anniversaries of the grant date; however, awards granted on or after December 31, 2016 vest in 25% increments on the first anniversary of the grant date. The Company has issued nonvested stock awards to non-employee directors. These awards generally have the same terms as awards issued to employees, except awards granted on or after January 2, 2017 fully vest on the first anniversary of the grant date and changes in the Company’s share price result in variable compensation expense over the vesting period.

Beginning in 2017, the Company established a Cash Settled RSU Plan (the “RSU Plan”), which allows the Company to grant cash-settled restricted stock units (“RSU”) to attract and retain key personnel and enable them to participate in the long-term growth of the Company. Unvested RSUs have no purchase price and vest in 25% increments over four years, beginning on the first anniversary of the grant date.  On the vesting date, RSU holders receive a lump sum cash payment equal to the fair market value of one share of the Company’s common stock, par value $0.01, for each RSU that has vested, subject to applicable tax withholdings. We treat RSUs as liability-classified awards and, therefore, account for them at fair value based on the closing price of our common stock on the reporting date, which results in variable compensation expense over the vesting period.

Nonvested shares and nonvested RSU’s are forfeited upon the termination of employment with or service to the Company, as applicable, or service on the Board of Directors, dependent upon the circumstances of termination. Except for restrictions placed on the transferability of nonvested shares, holders of nonvested shares have full stockholders’ rights during the term of restriction, including voting rights and the rights to receive cash dividends.  Since nonvested RSUs are not shares of Company stock, holders of nonvested RSUs are not entitled to voting rights, but are entitled to dividend equivalent payments for each RSU equal to the dividend paid on one share of our common stock.

A summary of nonvested share activity and related fair value for the year ended December 31, 2018 follows:

		Weighted
		Average
	Nonvested	Grant Date
	Stock Shares	Fair Value
Nonvested at December 31, 2017	5,088,640	$27.26
Granted	1,561,155	20.87
Vested	(2,061,297)	32.02
Forfeited	(494,738)	24.23
Nonvested at December 31, 2018	4,093,760	$22.79

A summary of nonvested RSU activity for the year ended December 31, 2018 follows:

Nonvested
Cash-Settled Units
Nonvested at December 31, 2017	1,213,029
Granted	1,105,087
Vested	(343,711)
Forfeited	(212,345)
Nonvested at December 31, 2018	1,762,060

For the years ended December 31, 2018, 2017 and 2016 compensation expense related to nonvested shares totaled $51.6 million, $57.7 million and $51.5 million, respectively.

The deferred income tax benefit from the compensation expense related to nonvested stock was $10.0 million, $12.2 million and $19.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. These benefits will be recognized upon vesting and may increase or decrease depending on the fair value of the shares on the date of vesting. As of December 31, 2018, the remaining unamortized expense of $60.6 million is expected to be recognized over a weighted average period of 2.2 years.

The total fair value of shares vested (at vest date) during the years ended December 31, 2018, 2017 and 2016, was $41.0 million, $20.8 million and $26.7 million, respectively. The Company withholds a portion of each employee’s vested shares to satisfy income tax withholding obligations of the Company with respect to vesting of the shares.

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

A broker-dealer may elect not to be subject to the Aggregate Indebtedness Standard of paragraph (a)(1)(i) of Rule 15c3‑1, in which case net capital must exceed the greater of $250 thousand or 2% of aggregate debit items computed in accordance with the Formula for Determination of Reserve Requirements for broker-dealers. W&R made this election and thus is not subject to the aggregate indebtedness ratio as of December 31, 2018 or 2017.

Net capital and aggregated indebtedness information for our broker-dealer subsidiaries is presented in the following table as of December 31, 2018 and 2017:

	2018		2017
	(in thousands)
	W&R	IDI	W&R	IDI
Net capital	$57,109	25,688	28,024	21,167
Required capital	250	1,336	250	1,757
Excess of required capital	$56,859	24,352	27,774	19,410
Ratio of aggregate indebtedness to net capital	Not		Not
	applicable	0.78 to 1.0	applicable	1.25 to 1.0

15.         Rental Expense and Lease Commitments

We lease certain home office buildings, certain sales and other office space and equipment under operating leases. Rent expense was $22.7 million, $24.5 million and $24.3 million, for the years ended December 31, 2018, 2017 and 2016, respectively. Future minimum rental commitments under non‑cancelable operating leases are as follows:

Year	Commitments
(in thousands)
2019	$16,488
2020	9,797
2021	5,757
2022	2,913
2023	2,320
Thereafter	5,161
$42,436

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

Revenues for services provided or related to the Funds and IGI Funds for the years ended December 31, 2018, 2017 and 2016 are as follows:

	2018	2017	2016
	(in thousands)
Investment management fees	$486,581	508,035	523,304
Rule 12b-1 service and distribution fees	141,220	159,873	208,901
Shareholder service fees	102,385	106,595	120,241
Total revenues	$730,186	774,503	852,446

Included in Funds and separate accounts receivable at December 31, 2018 and 2017 are receivables due from the Funds of $14.6 and $20.6 million, respectively.

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

Shareholder Derivative Litigation

In an action filed on April 18, 2016 in the District Court of Johnson County, Kansas, Hieu Phan v. Ivy Investment Management Company, et al. (Case No. I6CV02338 Div. 4), plaintiff filed a putative derivative action on behalf of the nominal defendant, a mutual fund trust affiliated with the Company, alleging breach of fiduciary duty and breach of contract claims relating to an investment held in the affiliated mutual fund by the Company's registered investment adviser subsidiary. On behalf of the nominal defendant trust, plaintiff filed claims against the Company’s registered investment adviser subsidiary and current and retired trustees of the trust seeking monetary damages and demanding a jury trial. While the Company denies that any of its subsidiaries breached their fiduciary duties to, or committed a breach of the investment management agreement with, the nominal defendant trust, the parties to the litigation reached a settlement. The February 14, 2018 settlement agreement provided a full release for the benefit of defendants and for the payment of $19.9 million (less $6.1 million for attorney’s fees plus nominal costs associated with notice to shareholders), recoverable to the Company through insurance, to the affiliated mutual fund for the benefit of its shareholders. On July 30, 2018, the court entered an order granting final approval of the settlement.  The settlement amount has been funded by insurance, and the affiliated mutual fund has received the net settlement amount after deduction for attorney’s fees and nominal costs described above.

401(k) Plan Class Action Litigation

In an action filed on June 23, 2017 and amended on June 26, 2017 in the U.S. District Court for the District of Kansas, Schapker v. Waddell & Reed Financial, Inc., et al, (Case No. 17-2365 D. Kan.), Stacy Schapker, a participant in the Company’s 401(k) and Thrift Plan, as amended and restated (the “401(k) Plan”), filed a lawsuit against the Company, the Company’s Board of Directors, the Administrative Committee of the 401(k) Plan, and unnamed Jane and John Doe Defendants 1-25. On August 7, 2017, plaintiff filed a second amended complaint on behalf of the 401(k) Plan and a proposed class of 401(k) Plan participants, alleging claims for breach of fiduciary duty and prohibited transactions under the Employee Retirement Income Security Act of 1974, as amended, based on the 401(k) Plan’s offering of investments managed by the Company or its affiliates during a proposed class period of June 23, 2011 to present.  The second amended complaint dismissed the Company’s Board of Directors as a defendant and named as defendants the Company, the Compensation Committee of the Company’s Board of Directors, the Administrative Committee of the 401(k) Plan, and the individuals who served on those committees during the proposed class period.  While the Company and all other defendants deny any and all liability with respect to the claims, the parties to the litigation reached a settlement.  The November 19, 2018 settlement agreement contemplates a full release for the benefit of the Company and all other defendants and the payment of $4.875 million (less attorney’s fees and costs, class representative compensation, and administrative expenses) to eligible settlement class members, their beneficiaries or alternate payees.  On November 28, 2018, the court entered an order granting preliminary approval of the settlement, including preliminary certification of a class for settlement purposes only, to include 401(k) Plan participants at any time during the approved class period of June 23, 2011 to November 28, 2018.  A fairness hearing is scheduled for April 8, 2019, at which the court will consider granting final approval to the settlement.  The settlement is subject to final court approval.  The payments contemplated by the proposed settlement are recoverable to the Company through insurance.  The Company has recorded a liability and offsetting receivable from insurance, as reflected in the Company's consolidated balance sheets.

18.         Concentrations of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents held.  The Company maintains cash and cash equivalents with various financial institutions.  Cash deposits maintained at financial institutions may exceed the federally insured limit.

Our investments in sponsored funds and investments held as trading expose us to market risk. The underlying holdings of our AUM are also subject to market risk, which may arise from changes in equity prices, credit ratings, foreign currency exchange rates, and interest rates.

19.         Selected Quarterly Information (Unaudited)

	Quarter
	First	Second	Third	Fourth
	(in thousands)
2018
Total revenues	$297,615	295,338	295,118	272,230
Net income attributable to Waddell & Reed Financial, Inc.	$46,337	44,478	46,305	46,468
Net income per share, basic and diluted	$0.56	0.55	0.58	0.60

	Quarter
	First	Second	Third	Fourth
	(in thousands)
2017
Total revenues	$286,564	286,657	289,447	294,476
Net income attributable to Waddell & Reed Financial, Inc.	$33,871	24,061	53,582	29,765
Net income per share, basic and diluted	$0.40	0.29	0.64	0.36