Form 10-Q
period 2019-03-31
WADDELL & REED FINANCIAL INC
filed 2019-05-03
CIK 1052100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $.01 par value	WDR	New York Stock Exchange

Shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Class	Outstanding as of April 26, 2019
Class A common stock, $.01 par value	75,103,723

WADDELL & REED FINANCIAL, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

Quarter Ended March 31, 2019

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	March 31,
	2019	December 31,
	(Unaudited)	2018
Assets:
Cash and cash equivalents	$177,611	231,997
Cash and cash equivalents - restricted	23,001	59,558
Investment securities	649,052	617,135
Receivables:
Funds and separate accounts	19,130	18,112
Customers and other	78,608	151,515
Prepaid expenses and other current assets	22,446	27,164
Total current assets	969,848	1,105,481

Property and equipment, net	58,773	63,429
Goodwill and identifiable intangible assets	145,869	145,869
Deferred income taxes	5,920	12,321
Other non-current assets	48,053	16,979
Total assets	$1,228,463	1,344,079

Liabilities:
Accounts payable	$24,984	26,253
Payable to investment companies for securities	30,168	100,085
Payable to third party brokers	18,134	19,891
Payable to customers	40,426	86,184
Accrued compensation	41,999	54,129
Other current liabilities	63,990	51,580
Total current liabilities	219,701	338,122

Long-term debt	94,872	94,854
Accrued pension and postretirement costs	806	798
Other non-current liabilities	31,544	15,392
Total liabilities	346,923	449,166

Redeemable noncontrolling interests	12,936	11,463

Stockholders’ equity:
Preferred stock—$1.00 par value: 5,000 shares authorized; none issued	—	—
Class A Common stock—$0.01 par value: 250,000 shares authorized; 99,701 shares issued; 75,679 shares outstanding (76,790 at December 31, 2018)	997	997
Additional paid-in capital	290,872	311,264
Retained earnings	1,211,566	1,198,445
Cost of 24,022 common shares in treasury (22,911 at December 31, 2018)	(636,726)	(627,587)
Accumulated other comprehensive income	1,895	331
Total stockholders’ equity	868,604	883,450

Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,228,463	1,344,079

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited, in thousands, except for per share data)

	For the three months ended March 31,
	2019	2018

Revenues:
Investment management fees	$109,762	133,692
Underwriting and distribution fees	126,245	138,041
Shareholder service fees	23,403	25,882
Total	259,410	297,615

Operating expenses:
Distribution	109,794	114,470
Compensation and benefits (including share-based compensation of $12,693 and $14,768, respectively)	64,843	68,785
General and administrative	14,704	19,538
Technology	16,308	16,644
Occupancy	6,715	6,964
Marketing and advertising	1,964	2,281
Depreciation	6,001	5,302
Subadvisory fees	3,557	3,708
Total	223,886	237,692

Operating income	35,524	59,923
Investment and other income	9,453	2,816
Interest expense	(1,548)	(1,802)

Income before provision for income taxes	43,429	60,937
Provision for income taxes	10,671	14,966
Net income	32,758	45,971
Net income (loss) attributable to redeemable noncontrolling interests	705	(366)
Net income attributable to Waddell & Reed Financial, Inc.	$32,053	46,337

Net income per share attributable to Waddell and Reed Financial, Inc. common shareholders, basic and diluted:	$0.42	0.56

Weighted average shares outstanding, basic and diluted:	76,299	83,111

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	For the three months ended March 31,
	2019	2018

Net income	$32,758	45,971

Other comprehensive income:

Unrealized gain (loss) on available for sale investment securities during the period, net of income tax expense (benefit) of $517 and $(351), respectively	1,658	(1,131)

Postretirement benefit, net of income tax benefit of $(30) and $(7), respectively	(94)	(23)

Comprehensive income	34,322	44,817
Comprehensive income (loss) attributable to redeemable noncontrolling interests	705	(366)
Comprehensive income attributable to Waddell & Reed Financial, Inc.	$33,617	45,183

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interests

(Unaudited, in thousands)

						Accumulated		Redeemable
			Additional			Other	Total	Non
	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’	Controlling
For the three months ended March 31, 2018	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity	interest
Balance at December 31, 2017	99,701	$997	301,410	1,092,394	(522,441)	524	872,884	14,509
Adoption of recognition and measurement of financial assets and liabilities guidance (ASU 2016-01) on January 1, 2018	—	—	—	812	—	(812)	—	—
Adoption of reclassification of tax effects from accumulated other comprehensive income (loss) guidance (ASU 2018-02) on January 1, 2018	—	—	—	36	—	(36)	—	—
Net income (loss)	—	—	—	46,337	—	—	46,337	(366)
Net subscription of redeemable noncontrolling interests in sponsored funds	—	—	—	—	—	—	—	4,427
Recognition of equity compensation	—	—	12,065	209	—	—	12,274	—
Net issuance/forfeiture of nonvested shares	—	—	(29,707)	—	29,707	—	—	—
Dividends accrued, $0.25 per share	—	—	—	(20,866)	—	—	(20,866)	—
Repurchase of common stock	—	—	—	—	(20,507)	—	(20,507)	—
Other comprehensive loss	—	—	—	—	—	(1,154)	(1,154)	—
Balance at March 31, 2018	99,701	$997	283,768	1,118,922	(513,241)	(1,478)	888,968	18,570

						Accumulated		Redeemable
			Additional			Other	Total	Non
	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’	Controlling
For the three months ended March 31, 2019	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity	interest
Balance at December 31, 2018	99,701	$997	311,264	1,198,445	(627,587)	331	883,450	11,463
Net income	—	—	—	32,053	—	—	32,053	705
Net subscription of redeemable noncontrolling interests in sponsored funds	—	—	—	—	—	—	—	768
Recognition of equity compensation	—	—	9,608	93	—	—	9,701	—
Net issuance/forfeiture of nonvested shares	—	—	(30,000)		30,000	—	—	—
Dividends accrued, $0.25 per share	—	—	—	(19,025)	—	—	(19,025)	—
Repurchase of common stock	—	—	—	—	(39,139)	—	(39,139)	—
Other comprehensive income	—	—	—	—	—	1,564	1,564	—
Balance at March 31, 2019	99,701	$997	290,872	1,211,566	(636,726)	1,895	868,604	12,936

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the three months ended March 31,
	2019	2018

Cash flows from operating activities:
Net income	$32,758	45,971
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,208	5,302
Amortization of deferred sales commissions	551	996
Share-based compensation	12,693	14,768
Investments (gain) loss, net	(19,930)	3,070
Net purchases, maturities, and sales of trading and equity securities	(2,233)	(1,386)
Deferred income taxes	5,914	1,555
Net change in equity securities and trading debt securities held by consolidated sponsored funds	(5,081)	(2,415)
Other	(56)	1,079
Changes in assets and liabilities:
Customer and other receivables	72,892	25,026
Payable to investment companies for securities and payable to customers	(115,675)	(22,761)
Receivables from funds and separate accounts	(1,018)	979
Other assets	9,161	(12,162)
Accounts payable and payable to third party brokers	(3,026)	(3,324)
Other liabilities	(10,655)	(6,433)
Net cash (used in) provided by operating activities	$(17,497)	50,265

Cash flows from investing activities:
Purchases of available for sale and equity method securities	(70,501)	—
Proceeds from sales of available for sale and equity method securities	19,667	—
Proceeds from maturities of available for sale securities	38,375	56,686
Additions to property and equipment	(1,474)	(414)
Net cash (used in) provided by investing activities	$(13,933)	56,272

Cash flows from financing activities:
Dividends paid	(19,348)	(20,890)
Repurchase of common stock	(40,871)	(20,507)
Repayment of short-term debt, net of debt issuance costs	—	(94,978)
Net subscriptions (redemptions, distributions and deconsolidations) of redeemable noncontrolling interests in sponsored funds	768	4,427
Other	(62)	—
Net cash used in financing activities	$(59,513)	(131,948)

Net decrease in cash and cash equivalents	(90,943)	(25,411)
Cash, cash equivalents, and restricted cash at beginning of period	291,555	235,985
Cash, cash equivalents, and restricted cash at end of period	$200,612	210,574

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.Description of Business and Significant Accounting Policies

Waddell & Reed Financial, Inc. and Subsidiaries

Waddell & Reed Financial, Inc. (hereinafter referred to as the “Company,” “we,” “our” or “us”) is a holding company, incorporated in the state of Delaware in 1981, that conducts business through its subsidiaries. Founded in 1937, we are one of the oldest mutual fund complexes in the United States, having introduced the former Waddell & Reed Advisors group of mutual funds (the “Advisors Funds”) in 1940. Over time, we added additional mutual funds: Ivy Funds (the “Ivy Funds”); Ivy Variable Insurance Portfolios, our variable product offering (“Ivy VIP”); InvestEd Portfolios, our 529 college savings plan (“InvestEd”); and the Ivy High Income Opportunities Fund, a closed-end mutual fund (“IVH”). In 2016, we introduced the Ivy NextShares® exchange-traded managed funds (“Ivy NextShares”) (collectively, Ivy Funds, Ivy VIP, InvestEd, IVH, and Ivy NextShares are referred to as the “Funds”).  In addition to the Funds, our assets under management (“AUM”) include institutional accounts managed by the Company.  As of March 31, 2019, we had $71.7 billion in AUM.

We derive our revenues from providing investment management and advisory services, investment product underwriting and distribution, and shareholder services administration to the Funds and institutional accounts. We also provide brokerage services, primarily to retail clients through Waddell & Reed, Inc. (“W&R”), and independent financial advisors associated with W&R (“Advisors”), who provide financial planning and advice to their clients. Investment management and advisory fees and certain underwriting and distribution revenues are based on the level of AUM and assets under administration (“AUA”) and are affected by sales levels, financial market conditions, redemptions and the composition of assets. Our underwriting and distribution revenues consist of fees earned on fee based asset allocation programs and related advisory services, asset based service and distribution fees promulgated under the 1940 Act (“Rule 12b-1”), distribution fees on certain variable products, and commissions derived from sales of investment and insurance products. The products sold have various commission structures and the revenues received from those sales vary based on the type and dollar amount sold. Shareholder service fee revenue includes transfer agency fees, custodian fees from retirement plan accounts, portfolio accounting and administration fees, and is earned based on client AUM or number of client accounts.  Our major expenses are for distribution of our products, compensation related costs, occupancy, general and administrative, and information technology.

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to enable a reasonable understanding of the information presented.  The information in this Quarterly Report on Form 10-Q should be read in conjunction with Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”).  Certain amounts in the prior year’s financial statements have been reclassified for consistent presentation.

The accompanying unaudited consolidated financial statements are prepared consistent with the accounting policies described in Note 1 to the consolidated financial statements included in our 2018 Form 10-K with the exception of the adoption of Accounting Standards Update (“ASU”) ASU 2016-02, “Leases” and ASU 2018-07, “Compensation – Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting,” which both became effective January 1, 2019.  Refer to Note 2 – New Accounting Guidance for the impact these ASU’s had on our consolidated financial statements.

In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only a normal and recurring nature) necessary to present fairly our financial position at March 31, 2019 and the results of operations and cash flows for the three months ended March 31, 2019 and 2018 in conformity with accounting principles generally accepted in the United States.

2.New Accounting Guidance

Accounting Guidance Adopted During the First Quarter of 2019

On January 1, 2019, the Company adopted ASU 2016-02, Leases, and related ASUs, which increases transparency and comparability among organizations by establishing a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet with additional disclosures of key information about leasing arrangements.  A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application.  An entity may choose to use either (1) the effective date of the ASU or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company chose the effective date of the ASU as the date of initial application, and as a result, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.  The new standard provides a number of optional practical expedients for transition and practical expedients for an entity’s ongoing accounting, which the Company has elected. In addition, we have elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition.  The effect of adoption was the recognition of new ROU assets and lease liabilities of $36.8 million on our balance sheet for our real estate and equipment leases as of January 1, 2019. See Note 11 – Leases, for additional accounting policy information and the additional disclosures required by this ASU.

On January 1, 2019, the Company adopted ASU 2018-07, Compensation – Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share–based payments granted to nonemployees by aligning the accounting with the requirements for employee share–based compensation. Upon adoption of this ASU, the Company no longer revalues certain outstanding share-based awards for nonemployees, which are immaterial to our consolidated financial statements and related disclosures.

Accounting Guidance Not Yet Adopted

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

	Three months ended March 31, 2019	Three months ended March 31, 2018
	(in thousands)
Investment management fees:
Funds	$105,745	127,663
Institutional	4,017	6,029
Total investment management fees	$109,762	133,692
Underwriting and distribution fees:
Unaffiliated
Rule 12b-1 service and distribution fees	$16,182	20,976
Sales commissions on front-end load mutual fund and variable annuity sales	438	470
Other revenues	92	185
Total unaffiliated distribution fees	$16,712	21,631
Broker-Dealer
Fee-based asset allocation product revenues	$65,230	65,516
Rule 12b-1 service and distribution fees	15,688	18,377
Sales commissions on front-end load mutual fund and variable annuity sales	12,020	14,427
Sales commissions on other products	7,606	8,422
Other revenues	8,989	9,668
Total broker-dealer distribution fees	109,533	116,410
Total distribution fees	$126,245	138,041
Shareholder service fees:
Total shareholder service fees	$23,403	25,882

Total revenues	$259,410	297,615

4.Investment Securities

Investment securities at March 31, 2019 and December 31, 2018 were as follows:

	March 31,	December 31,
	2019	2018
	(in thousands)
Available for sale securities:
Certificates of deposit	$—	5,001
Commercial paper	8,305	7,970
Corporate bonds	257,083	218,121
U.S. Treasury bills	—	19,672
Total available for sale securities	265,388	250,764
Trading debt securities:
Commercial paper	1,175	1,993
Corporate bonds	77,739	77,250
U.S. Treasury bills	5,913	5,884
Mortgage-backed securities	7	7
Consolidated sponsored funds	35,165	33,088
Total trading securities	119,999	118,222
Equity securities:
Common stock	30,680	21,204
Sponsored funds	152,481	153,548
Sponsored privately offered funds	797	678
Consolidated sponsored funds	27,883	24,879
Total equity securities	211,841	200,309
Equity method securities:
Sponsored funds	51,824	47,840
Total securities	$649,052	617,135

Commercial paper and corporate bonds accounted for as available for sale and held as of March 31, 2019 mature as follows:

	Amortized
	cost	Fair value
	(in thousands)
Within one year	$105,490	105,322
After one year but within five years	158,769	160,066
	$264,259	265,388

Commercial paper, corporate bonds, U.S. Treasury bills and mortgage-backed securities accounted for as trading and held as of March 31, 2019 mature as follows:

Fair value
(in thousands)
Within one year	$29,141
After one year but within five years	51,261
After five years but within 10 years	4,432
$84,834

The following is a summary of the gross unrealized gains (losses) related to securities classified as available for sale at March 31, 2019:

	Amortized	Unrealized	Unrealized
	cost	gains	losses	Fair value
	(in thousands)
Available for sale securities:
Commercial paper	$8,304	1	—	8,305
Corporate bonds	255,955	1,668	(540)	257,083
	$264,259	1,669	(540)	265,388

The following is a summary of the gross unrealized gains (losses) related to securities classified as available for sale at December 31, 2018:

	Amortized	Unrealized	Unrealized
	cost	gains	losses	Fair value
	(in thousands)
Available for sale securities:
Certificates of deposit	$5,000	1	—	5,001
Commercial paper	7,902	68	—	7,970
Corporate bonds	219,236	254	(1,369)	218,121
U.S. Treasury bills	19,672	—	—	19,672
	$251,810	323	(1,369)	250,764

A summary of available for sale investment securities with fair values below carrying values at March 31, 2019 is as follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
March 31, 2019	Fair value	losses	Fair value	losses	Fair value	losses
(in thousands)
Corporate bonds	$4,959	(41)	104,926	(499)	109,885	(540)

A summary of available for sale investment securities with fair values below carrying values at December 31, 2018 is as follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
December 31, 2018	Fair value	losses	Fair value	losses	Fair value	losses
(in thousands)
Corporate bonds	$36,302	(160)	119,480	(1,209)	155,782	(1,369)

The Company’s investment portfolio included 29 available for sale securities in an unrealized loss position at March 31, 2019.

The Company evaluated available for sale securities in an unrealized loss position at March 31, 2019 and concluded no other-than-temporary impairment existed at March 31, 2019.  The unrealized losses in the Company’s investment portfolio at March 31, 2019 were primarily caused by changes in interest rates. At this time, the Company does not intend to sell, and does not believe it will be required to sell these securities before recovery of their amortized cost.

Sponsored Funds

The Company has classified its equity investments in the Ivy Funds as equity method investments (when the Company owns between 20% and 50% of the fund) or equity securities measured at fair value through net income (when the Company owns less than 20% of the fund).  These entities do not meet the criteria of a variable interest entity (“VIE”) and are considered to be voting interest entities (“VOE”). The Company has determined the Ivy Funds are VOEs because the structure of the investment products is such that the voting rights held by the equity holders provide for equality among equity investors.

Sponsored Privately Offered Funds

The Company holds an interest in a privately offered fund structured in the form of a limited liability company.  The members of this entity have the substantive ability to remove the Company as managing member or dissolve the entity upon a simple majority vote.  This entity does not meet the criteria of a VIE and is considered to be a VOE.

Consolidated Sponsored Funds

The following table details the balances related to consolidated sponsored funds at March 31, 2019 and December 31, 2018, as well as the Company’s net interest in these funds:

	March 31,	December 31,
	2019	2018
	(in thousands)
Cash	$6,086	4,285
Investments	63,048	57,967
Other assets	762	872
Other liabilities	(1,093)	(79)
Redeemable noncontrolling interests	(12,936)	(11,463)
Net interest in consolidated sponsored funds	$55,867	51,582

During the three months ended March 31, 2019, an Ivy Fund, Ivy NextShares and Ivy Global Investors Funds in which we provided initial seed capital at the time of the funds’ formation were consolidated. During 2018, we liquidated the Ivy Global Investors Société d’Investissement à Capital Variable and its Ivy Global Investors sub-funds, including converting the investments held by the sub-funds to cash, and redeemed the majority of our investment.   When we no longer have a controlling financial interest in a sponsored fund, it is deconsolidated from our consolidated financial statements.

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

The following tables summarize our investment securities as of March 31, 2019 and December 31, 2018 that are recognized in our consolidated balance sheets using fair value measurements based on the differing levels of inputs.

March 31, 2019	Level 1	Level 2	Level 3	Other Assets Held at Net Asset Value	Total
	(in thousands)
Cash equivalents: (1)
Money market funds	$119,874	—	—	—	119,874
U.S. government sponsored enterprise note	—	895	—	—	895
Commercial paper	—	36,066	—	—	36,066
Total cash equivalents	$119,874	36,961	—	—	156,835
Available for sale securities:
Commercial paper	$—	8,305	—	—	8,305
Corporate bonds	—	257,083	—	—	257,083
Trading debt securities:
Commercial paper	—	1,175	—	—	1,175
Corporate bonds	—	77,739	—		77,739
U.S. Treasury bills	—	5,913	—	—	5,913
Mortgage-backed securities	—	7	—	—	7
Consolidated sponsored funds	—	35,165	—	—	35,165
Equity securities:
Common stock	30,660	—	20	—	30,680
Sponsored funds	152,481	—	—	—	152,481
Sponsored privately offered funds measured at net asset value (2)	—	—	—	797	797
Consolidated sponsored funds	27,883	—	—	—	27,883
Equity method securities: (3)
Sponsored funds	51,824	—	—	—	51,824
Total investment securities	$262,848	385,387	20	797	649,052

December 31, 2018	Level 1	Level 2	Level 3	Other Assets Held at Net Asset Value	Total
	(in thousands)
Cash equivalents: (1)
Money market funds	$121,759	—	—	—	121,759
U.S. government sponsored enterprise note	—	895	—	—	895
Commercial paper	—	74,277	—	—	74,277
Total cash equivalents	$121,759	75,172	—	—	196,931
Available for sale securities:
Certificates of deposit	$—	5,001	—	—	5,001
Commercial paper	—	7,970	—	—	7,970
Corporate bonds	—	218,121	—	—	218,121
U.S. Treasury bills	—	19,672	—	—	19,672
Trading debt securities:
Commercial paper	—	1,993	—	—	1,993
Corporate bonds	—	77,250	—		77,250
U.S. Treasury bills	—	5,884	—	—	5,884
Mortgage-backed securities	—	7	—	—	7
Consolidated sponsored funds	—	33,088	—	—	33,088
Equity securities:
Common stock	21,192	—	12	—	21,204
Sponsored funds	153,548	—	—	—	153,548
Sponsored privately offered funds measured at net asset value (2)	—	—	—	678	678
Consolidated sponsored funds	24,879	—	—	—	24,879
Equity method securities: (3)
Sponsored funds	47,840	—	—	—	47,840
Total investment securities	$247,459	368,986	12	678	617,135

(1)

Cash equivalents include highly liquid investments with original maturities of 90 days or less. Cash investments in actively traded money market funds are measured at net asset value and are classified as Level 1. Cash investments in commercial paper are measured at cost, which approximates fair value because of the short time between purchase of the instrument and its expected realization, and are classified as Level 2.

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

The following table summarizes the activity of investments categorized as Level 3 for the three months ended March 31, 2019:

Three months ended
March 31, 2019
(in thousands)
Level 3 assets at December 31, 2018	$12
Additions	—
Valuation change	8
Redemptions	—
Level 3 assets at March 31, 2019	$20

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

Excluding derivative financial instruments held in certain consolidated sponsored funds, the Company was party to six total return swap contracts with a combined notional value of $212.7 million and five total return swap contracts with a combined notional value of $194.4 million as of March 31, 2019 and December 31, 2018, respectively. These derivative financial instruments are not designated as hedges for accounting purposes.  Changes in fair value of the total return swap contracts are recognized in investment and other income in the Company’s consolidated statements of income.

The Company posted $9.3 million and $5.2 million in cash collateral with the counterparties of the total return swap contracts as of March 31, 2019 and December 31, 2018, respectively.  The cash collateral is included in Customers and other receivables in the Company’s consolidated balance sheet.  The Company does not record its fair value in derivative transactions against the posted collateral.

The following table presents the fair value of the derivative financial instruments, excluding derivative financial instruments held in certain consolidated sponsored funds, as of March 31, 2019 and December 31, 2018 and is calculated based on Level 2 inputs:

		March 31,	December 31,
	Balance sheet	2019	2018
	location	Fair value	Fair value
		(in thousands)
Total return swap contracts	Prepaid expenses and other current assets	$—	4,968
Total return swap contracts	Other current liabilities	2,188	—
Total		$2,188	4,968

The following is a summary of net (losses) gains recognized in income for the three months ended March 31, 2019 and March 31, 2018:

		Three months ended
	Income statement	March 31,
	location	2019	2018
		(in thousands)
Total return swap contracts	Investment and other income	$(20,622)	1,364

6.Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of purchase price over the tangible assets and identifiable intangible assets of an acquired business.  Our goodwill is not deductible for tax purposes.  Goodwill and identifiable intangible assets (all considered indefinite lived) at March 31, 2019 and December 31, 2018 are as follows:

	March 31,	December 31,
	2019	2018
	(in thousands)
Goodwill	$106,970	106,970

Mutual fund management advisory contracts	38,699	38,699
Other	200	200
Total identifiable intangible assets	38,899	38,899

Total	$145,869	145,869

7.Indebtedness

Debt is reported at its carrying amount in the consolidated balance sheet.  The fair value, calculated based on Level 2 inputs, of the Company’s senior unsecured notes maturing January 13, 2021 was $98.4 million at March 31, 2019 compared to the carrying value net of debt issuance costs of $94.9 million, which is listed under long-term debt in the consolidated balance sheet.

8.Income Tax Uncertainties

In the accompanying consolidated balance sheets, unrecognized tax benefits that are not expected to be settled within the next 12 months are included in other liabilities; unrecognized tax benefits that are expected to be settled within the next 12 months are included in income taxes payable; unrecognized tax benefits that reduce a net operating loss, similar tax loss, or tax credit carryforward are presented as a reduction to non-current deferred income taxes. As of March 31, 2019 and December 31, 2018, the Company’s consolidated balance sheets included unrecognized tax benefits, including penalties and interest, of $2.6 million ($2.3 million net of federal benefit) and $2.7 million ($2.4 million net of federal benefit), respectively, that if recognized, would impact the Company’s effective tax rate.

The Company’s accounting policy with respect to interest and penalties related to income tax uncertainties is to classify these amounts as income taxes.  The total amount of penalties and interest, net of federal benefit, related to income tax uncertainties recognized in the statement of income for the three month period ended March 31, 2019 was $16 thousand.  The total amount of accrued penalties and interest related to uncertain tax positions recognized in the consolidated balance sheets at March 31, 2019 and December 31, 2018 is $0.6 million ($0.5 million net of federal benefit) and $0.7 million ($0.6 million net of federal benefit), respectively.

In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain.  In addition, respective tax authorities periodically audit our income tax returns.  These audits examine our significant tax filing positions, including the timing and amounts of deductions and the allocation of income among tax jurisdictions. The Company does not expect the resolution or settlement of any open audits, federal or state, to materially impact the consolidated financial statements.

The 2015, 2016, 2017 and 2018 federal income tax returns are open tax years that remain subject to potential future audit.  State income tax returns for all years after 2014 and, in certain states, income tax returns for 2014, are subject to potential future audit by tax authorities in the Company’s major state tax jurisdictions.

9.Pension Plan and Postretirement Benefits Other Than Pension

Benefits payable under our noncontributory retirement plan that covers substantially all employees and certain vested employees of our former parent company (the “Pension Plan”) were based on employees’ years of service and compensation during the final 10 years of employment. On July 26, 2017, the Compensation Committee of the Company’s Board of Directors approved an amendment to freeze the Pension Plan, effective September 30, 2017.  After September 30, 2017, participants in the Pension Plan ceased accruing additional benefits for future service or compensation. Participants retain benefits accumulated as of September 30, 2017 in accordance with the terms of the Pension Plan. The Company intends to terminate the Pension Plan in standard termination with an expected completion date in 2020.

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

The components of net periodic pension and other postretirement costs related to these plans were as follows:

			Other
	Pension Benefits		Postretirement Benefits
	Three months ended March 31,		Three months ended March 31,
	2019	2018	2019	2018
	(in thousands)
Components of net periodic benefit cost:
Interest cost	$1,528	1,508	$8	14
Expected return on plan assets	(1,590)	(2,069)	—	—
Actuarial gain amortization	—	—	(124)	(30)
Prior service credit amortization	—	—	—	(1)
Total	$(62)	(561)	$(116)	(17)

10.Stockholders’ Equity

Earnings per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended
	March 31,
	2019	2018

Net income attributable to Waddell & Reed Financial, Inc.	$32,053	46,337

Weighted average shares outstanding, basic and diluted	76,299	83,111

Earnings per share, basic and diluted	$0.42	0.56

Dividends

During the quarter, the Board of Directors declared a quarterly dividend on our Class A common stock in the amount of $0.25 per share payable on May 1, 2019 to stockholders of record on April 10, 2019. The total dividend paid on May 1, 2019 was $18.8 million.

Common Stock Repurchases

The Board of Directors has authorized the repurchase of our Class A common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including issuing shares to employees in our stock-based compensation programs.

There were 2,226,325 shares and 996,309 shares repurchased in the open market or privately during the three months ended March 31, 2019 and 2018, respectively, which includes 149,073 shares and 121,309 shares, respectively, repurchased from employees who tendered shares to cover income tax withholdings with respect to vesting of stock awards during these two reporting periods.

Accumulated Other Comprehensive Income (Loss)

The following tables summarize accumulated other comprehensive income (loss) activity for the three months ended March 31, 2019 and March 31, 2018.

			Total
	Unrealized	Postretirement	accumulated
	gains (losses) on	benefits	other
	AFS investment	unrealized	comprehensive
Three months ended March 31, 2019	securities	gains (losses)	income (loss)
	(in thousands)
Balance at December 31, 2018	$(797)	1,128	331
Other comprehensive income before reclassification	1,753	—	1,753
Amount reclassified from accumulated other comprehensive income (loss)	(95)	(94)	(189)
Net current period other comprehensive income (loss)	1,658	(94)	1,564
Balance at March 31, 2019	$861	1,034	1,895

			Total
	Unrealized	Postretirement	accumulated
	gains (losses) on	benefits	other
	AFS investment	unrealized	comprehensive
Three months ended March 31, 2018	securities	gains (losses)	income (loss)
	(in thousands)
Balance at December 31, 2017	$145	379	524
Amount reclassified to retained earnings for ASUs adopted in 2018	(955)	107	(848)
Other comprehensive loss before reclassification	(1,131)	—	(1,131)
Amount reclassified from accumulated other comprehensive income (loss)	—	(23)	(23)
Net current period other comprehensive (loss) income	(2,086)	84	(2,002)
Balance at March 31, 2018	$(1,941)	463	(1,478)

Reclassifications from accumulated other comprehensive income (loss) and included in net income are summarized in the tables that follow.

	For the three months ended March 31, 2019
		Tax
	Pre-tax	expense	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Gains on available for sale debt securities	$125	(30)	95	Investment and other income
Amortization of postretirement benefits	124	(30)	94	Compensation and benefits
Total	$249	(60)	189

	For the three months ended March 31, 2018
		Tax		Statement of income
	Pre-tax	expense	Net of tax	line item or retained earnings
	(in thousands)
Reclassifications included in net income or retained earnings for ASUs adopted in 2018:
Sponsored funds investment gains	$1,295	(340)	955	Retained earnings
Amortization of postretirement benefits	30	(114)	(84)	Compensation and benefits and retained earnings
Total	$1,325	(454)	871

11.Leases

The Company has operating and finance leases for corporate office space and equipment.  Our leases have remaining lease terms of less than one year to seven years, some of which include options to extend leases for up to 20 years, and some of which include options to terminate the leases within one year.  Certain leases include variable lease payments in future periods based on a market index or rate.  We determine if an arrangement is a lease at inception (or the effective date of the ASU). Operating lease assets and liabilities are included in other non-current assets, other current liabilities, and other non-current liabilities in our consolidated balance sheet at March 31, 2019. Finance leases are included in property and equipment, net, other current liabilities, and other non-current liabilities in our consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date (or the effective date of the ASU) based on the present value of lease payments over the lease term. The Company uses an incremental borrowing rate based on the information available at commencement date (or the effective date of the ASU) in determining the present value of lease payments. The operating lease ROU assets also include any lease payments made and exclude lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term.

We have lease agreements with lease and non-lease components, which are generally accounted for separately.

The components of lease expense were as follows:

For the three
months ended
March 31, 2019
(in thousands)
Operating Lease Cost	$5,318

Finance Lease Cost:
Amortization of ROU assets	$83
Interest on lease liabilities	8
Total	$91

Supplemental cash flow information related to leases was as follows:

For the three
months ended
March 31, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,238
Operating cash flows from finance leases	8
Financing cash flows from finance leases	80

ROU assets obtained in exchange for lease obligations:
Operating leases	—
Finance leases	40

Supplemental balance sheet information related to leases was as follows:

March 31, 2019
(in thousands,
except lease term
and discount rate)
Operating Leases:
Operating lease ROU assets (Other non-current assets)	$31,876

Other current liabilities	$13,797
Other non-current liabilities	18,826
Total operating lease liabilities	$32,623

Finance Leases:
Property and equipment, gross	$1,255
Accumulated depreciation	(782)
Property and equipment, net	$473

Other current liabilities	$290
Other non-current liabilities	198
Total finance lease liabilities	$488

Weighted average remaining lease term:
Operating leases	4 years
Finance leases	2 years

Weighted average discount rate:
Operating leases	4.33%
Finance leases	6.00%

Rent expense was $6.0 million for the three months ended March 31, 2018.

As of December 31, 2018, we had property and equipment under capital leases with a cost of $1.6 million and accumulated depreciation of $1.1 million.

Maturities of lease liabilities are as follows:

	Operating	Finance
	Leases	Leases
	(in thousands)
Year ended December 31,
2019 (excluding the three months ended March 31, 2019)	$11,806	233
2020	9,523	224
2021	4,882	46
2022	2,178	6
2023	2,090	—
Thereafter	4,703	—
Total lease payments	35,182	509
Less imputed interest	(2,559)	(21)
Total	$32,623	488

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

401(k) Plan Class Action Litigation

In an action filed on June 23, 2017 and amended on June 26, 2017 in the U.S. District Court for the District of Kansas, Schapker v. Waddell & Reed Financial, Inc., et al., (Case No. 17-2365 D. Kan.), Stacy Schapker, a participant in the Company’s 401(k) and Thrift Plan, as amended and restated (the “401(k) Plan”), filed a lawsuit against the Company, the Company’s Board of Directors, the Administrative Committee of the 401(k) Plan, and unnamed Jane and John Doe Defendants 1-25. On August 7, 2017, plaintiff filed a second amended complaint on behalf of the 401(k) Plan and a proposed class of 401(k) Plan participants, alleging claims for breach of fiduciary duty and prohibited transactions under the Employee Retirement Income Security Act of 1974, as amended, based on the 401(k) Plan’s offering of investments managed by the Company or its affiliates during a proposed class period of June 23, 2011 to present.  The second amended complaint dismissed the Company’s Board of Directors as a defendant and named as defendants the Company, the Compensation Committee of the Company’s Board of Directors, the Administrative Committee of the 401(k) Plan, and the individuals who served on those committees during the proposed class period.  While the Company and all other defendants deny any and all liability with respect to the claims, the parties to the litigation reached a settlement.  The settlement agreement provides a full release for the benefit of the Company and all other defendants and the payment of $4.875 million (less attorney’s fees and costs, class representative compensation, and administrative expenses) to eligible settlement class members, their beneficiaries or alternate payees.  On April 8, 2019, the court entered an order granting final approval of the settlement, including certification of a class for settlement purposes only, to include 401(k) Plan participants at any time during the approved class period of June 23, 2011 to November 28, 2018.  The settlement is subject to appeal for 30 days following the court’s final approval.  The payments contemplated by the settlement are recoverable to the Company through insurance.  The Company has recorded a liability and offsetting receivable from insurance, as reflected in the Company's consolidated balance sheets.

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the current views and assumptions of management with respect to future events regarding our business and industry in general.  These forward-looking statements include all statements, other than statements of historical fact, regarding our financial position, business strategy and other plans and objectives for future operations, including statements with respect to revenues and earnings, the amount and composition of AUM, distribution sources, expense levels, redemption rates, stock repurchases and the financial markets and other conditions.  These statements are generally identified by the use of such words as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “forecast,” “estimate,” “expect,” “intend,” “plan,” “project,” “outlook,” “will,” “potential” and similar statements of a future or forward-looking nature.  Readers are cautioned that any forward-looking information provided by us or on our behalf is not a guarantee of future performance.  Actual results may differ materially from those contained in these forward-looking statements as a result of various factors, including but not limited to those discussed below.  If one or more events related to these or other risks, contingencies or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from those forecasted or expected.  Certain important factors that could cause actual results to differ materially from our expectations are disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2018, which include, without limitation:

•	The loss of existing distribution relationships or inability to access new distribution relationships;

•

A reduction in our AUM on short notice, through increased redemptions in our distribution channels or our Funds, particularly those Funds with a high concentration of assets, or investors terminating their relationship with us or shifting their funds to other types of accounts with different rate structures;

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

•	A decline in the securities markets or in the relative investment performance of our Funds and other investment portfolios and products as compared to competing funds;

•	Our inability to reduce expenses rapidly enough to align with declines in our revenues due to various factors, including fee pressure, the level of our AUM or our business environment;

•	Non-compliance with applicable laws or regulations and changes in current legal, regulatory, accounting, tax or compliance requirements or governmental policies;

•	Our inability to attract and retain senior executive management and other key personnel to conduct our business;

•	A failure in, or breach of, our operational or security systems or our technology infrastructure, or those of third parties on which we rely; and

•	Our inability to implement new information technology and systems, or our inability to complete such implementation in a timely or cost effective manner.

The foregoing factors should not be construed as exhaustive and should be read together with other cautionary statements included in this and other reports and filings we make with the Securities and Exchange Commission (the “SEC”), including the information in Item 1 “Business” and Item 1A “Risk Factors” of Part I and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II to our Annual Report on Form 10-K for the year ended December 31, 2018 and as updated in our quarterly reports on Form 10-Q for the year ending December 31, 2019.  All forward-looking statements speak only as of the date on which they are made and we undertake no duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law.

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

Our products are distributed through our unaffiliated channel, or through our broker-dealer channel by Advisors. Through our institutional channel, we distribute an array of investment styles to a variety of clients.

Through our unaffiliated channel, we distribute mutual funds through broker-dealers, retirement platforms and registered investment advisers through a team of external and internal wholesalers.

In our broker-dealer channel, we have 997 Advisors and 370 licensed advisor associates, for a total of 1,367 licensed individuals associated with W&R who operate out of offices located throughout the United States and provide financial advice for retirement, education funding, estate planning and other financial needs for clients.

We manage assets in a variety of investment styles in our institutional channel. Most of the clients in this channel are other asset managers that hire us to act as a subadviser for their branded products; they are typically domestic and foreign distributors of investment products who lack scale or the track record to manage internally, or choose to market multi-manager styles. Our diverse client list also includes pension funds, Taft Hartley plans and endowments.

Operating Results

•

Net income attributable to Waddell & Reed Financial, Inc. for the first quarter 2019 was $32.1 million, or $0.42 per diluted share, compared to $46.3 million, or $0.56 per diluted share, during the first quarter of 2018.

•

Revenues of $259.4 million during the first quarter of 2019 decreased 13% compared to the first quarter of 2018.  Operating expenses of $223.9 million during the first quarter of 2019 decreased 6% compared to the same quarter in 2018. The operating margin was 13.7% during the first quarter of 2019, compared to 20.1% during the first quarter of 2018.

•

Average trailing 12-month productivity per Advisor increased to $400 thousand in the first quarter of 2019 compared to $285 thousand in the first quarter of 2018, as we continue to focus on high performing Advisors.

•

During the first quarter of 2019, we returned $58.5 million of capital to stockholders through dividends and share repurchases, compared to $41.4 million in the same period in 2018.  We repurchased 2,226,325 shares during the first quarter of 2019 at a weighted average share price of $17.58.

•

Our balance sheet remains solid and we ended the first quarter of 2019 with cash and investments of $813.6 million, excluding restricted cash and cash and investments of redeemable noncontrolling interests in consolidated sponsored funds.

Assets Under Management

During the first quarter of 2019, AUM increased 9% to $71.7 billion from $65.8 billion at December 31, 2018 due to market appreciation of $7.6 billion, partially offset by net outflows of $1.8 billion.

Change in Assets Under Management (1)

	Three months ended March 31, 2019
			Broker-
	Unaffiliated(2)	Institutional	Dealer	Total
	(in millions)

Beginning Assets	$24,977	3,655	37,177	65,809

Sales (3)	1,593	141	754	2,488
Redemptions	(2,306)	(357)	(1,626)	(4,289)
Net Exchanges	276	—	(276)	—
Net Flows	(437)	(216)	(1,148)	(1,801)

Market Action	2,966	614	4,066	7,646
Ending Assets	$27,506	4,053	40,095	71,654

	Three months ended March 31, 2018
			Broker-
	Unaffiliated(2)	Institutional	Dealer	Total
	(in millions)

Beginning Assets	$31,133	6,289	43,660	81,082

Sales (3)	2,245	552	1,001	3,798
Redemptions	(2,692)	(604)	(1,958)	(5,254)
Net Exchanges	247	—	(247)	—
Net Flows	(200)	(52)	(1,204)	(1,456)

Market Action	122	212	251	585
Ending Assets	$31,055	6,449	42,707	80,211

(1)	Includes all activity of the Funds and institutional and separate accounts, including money market funds and transactions at net asset value, accounts for which we receive no commissions.

(2)	Unaffiliated includes National channel (home office and wholesale), Defined Contribution Investment Only, Registered Investment Advisor and Variable Annuity.

(3)	Sales consists of gross sales (net of sales commissions) and includes net reinvested dividends, capital gains and investment income.

Average Assets Under Management

Average AUM, which are generally more indicative of trends in revenue from investment management services than the change in ending AUM, are presented below.

	Three months ended March 31, 2019
			Broker-
	Unaffiliated	Institutional	Dealer	Total
	(in millions)

Asset Class:
Equity	$21,143	3,948	28,798	$53,889
Fixed Income	5,176	20	9,285	14,481
Money Market	106	—	1,634	1,740
Total	$26,425	3,968	39,717	$70,110

	Three months ended March 31, 2018
			Broker-
	Unaffiliated	Institutional	Dealer	Total
	(in millions)

Asset Class:
Equity	$24,919	6,392	33,052	$64,363
Fixed Income	5,801	94	10,249	16,144
Money Market	94	—	1,812	1,906
Total	$30,814	6,486	45,113	$82,413

Assets Under Administration

AUA includes both client assets invested in the Funds and in other companies’ products that are distributed through W&R and held in brokerage accounts, within our fee-based asset allocation programs, or held directly with the funds.  AUA are presented below.

	Three months ended March 31,
	2019	2018
	(in millions, except advisor data
	and percentages)
AUA
Advisory assets	$23,671	22,050
Non-advisory assets	32,418	34,216
Total AUA	$56,089	56,266

Net new advisory assets (1)	$220	392
Net new non-advisory assets (1), (2)	(820)	(983)
Total net new assets (1), (2)	$(600)	(591)

Annualized advisory AUA growth (3)	4.2%	7.3%
Annualized AUA growth (3)	(4.7)%	(4.2)%

Advisors and advisor associates	1,367	1,497
Average trailing 12-month production per Advisor (4) (in thousands)	$400	285

(1)	Net new assets are calculated as total client deposits and net transfers less client withdrawals.

(2)	Excludes activity related to products held outside of our wealth management platform. These assets represent less than 10% of total AUA.

(3)	Annualized growth is calculated as annualized total net new assets divided by beginning AUA.

(4)

Production per Advisor is calculated as trailing 12-month Total Underwriting and distribution fees less “other” underwriting and distribution fees divided by the average number of Advisors.  “Other” underwriting and distribution fees predominantly include fees paid by Advisors for programs and services.

Results of Operations — Three Months Ended March 31, 2019 as Compared with Three Months Ended March 31, 2018

Total Revenues

Total revenues decreased 13% to $259.4 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

	Three months ended
	March 31,
	2019	2018	Variance
	(in thousands, except percentage data)
Investment management fees	$109,762	133,692	(18)%
Underwriting and distribution fees	126,245	138,041	(9)%
Shareholder service fees	23,403	25,882	(10)%
Total revenues	$259,410	297,615	(13)%

Investment Management Fee Revenues

Investment management fee revenues for the first quarter of 2019 decreased $23.9 million, or 18%, from the first quarter of 2018 due to lower average AUM and a lower effective management fee rate.  The effective management fee rate decrease is due to increased fee waivers due to previously disclosed fee reductions in selected mutual funds implemented as of July 31, 2018.

The following table summarizes investment management fee revenues, related average AUM, fee waivers and investment management fee rates for the three months ended March 31, 2019 and 2018.

	Three months ended March 31,
	2019	2018	Variance
	(in thousands, except for management fee rate and average assets)
Funds investment management fees (net)	$105,745	127,663	(17)%
Funds average assets (in millions)	$66,142	75,927	(13)%
Funds management fee rate (net)	0.6484%	0.6819%
Total fee waivers	$6,706	2,311	190%
Institutional investment management fees (net)	$4,017	6,029	(33)%
Institutional average assets (in millions)	$3,968	6,485	(39)%
Institutional management fee rate (net)	0.4105%	0.4002%

Revenues from investment management services provided to our retail mutual funds, which are distributed through the unaffiliated and broker-dealer channels, decreased 17% in the first quarter of 2019 compared to the first quarter of 2018 due to a decrease in average AUM and an increase in fee waivers related to fee reductions in selected mutual funds that were implemented as of July 31, 2018.  Fee waivers are recorded as an offset to investment management fees up to the amount of fees earned.

Institutional account revenues in the first quarter of 2019 decreased $2.0 million compared to the first quarter of 2018 due to a 39% decrease in average AUM, partially offset by an increase in the average management fee rate due to redeemed assets with lower effective management fee rates than the average management fee rate.

	Annualized long-term redemption rates
	(excludes money market redemptions)
	Three months ended
	March 31,
	2019	2018
Unaffiliated channel	35.8%	35.8%
Institutional channel	36.6%	37.8%
Broker-Dealer channel	14.5%	15.1%
Total	23.9%	24.8%

The long-term redemption rate for the three months ended March 31, 2019 remained unchanged in the unaffiliated channel and slightly decreased in the institutional and broker-dealer channels as compared to the three months ended March 31, 2018.  We have been notified of approximately $0.5 billion of redemptions in our institutional channel expected in the first half of 2019, of which $0.3 billion was redeemed in April 2019. Prolonged redemptions in any of our distribution channels could negatively affect revenues in future periods.

Our overall current year-to-date annualized redemption rate of 23.9% is slightly lower than the current year-to-date industry average of approximately 24.3%, based on data from the Investment Company Institute.

Underwriting and Distribution Fee Revenues

The following tables summarize the significant components of underwriting and distribution fee revenues by distribution channel:

	For the three months ended March 31, 2019
		Broker-
	Unaffiliated	Dealer	Total
	(in thousands)
Underwriting and distribution fee revenues
Fee-based asset allocation product revenues	$—	65,230	65,230
Rule 12b-1 service and distribution fees	16,182	15,688	31,870
Sales commissions on front-end load mutual fund and variable annuity products	438	12,020	12,458
Sales commissions on other products	—	7,606	7,606
Other revenues	92	8,989	9,081
Total	$16,712	109,533	126,245

	For the three months ended March 31, 2018
		Broker-
	Unaffiliated	Dealer	Total
	(in thousands)
Underwriting and distribution fee revenues
Fee-based asset allocation product revenues	$—	65,516	65,516
Rule 12b-1 service and distribution fees	20,976	18,377	39,353
Sales commissions on front-end load mutual fund and variable annuity products	470	14,427	14,897
Sales commissions on other products	—	8,422	8,422
Other revenues	185	9,668	9,853
Total	$21,631	116,410	138,041

Underwriting and distribution revenues earned in the first quarter of 2019 decreased by $11.8 million, or 9%, compared to the first quarter of 2018, primarily driven by a decrease in Rule 12b-1 asset-based service and distribution fees across both channels.  Rule 12b-1 asset-based service and distribution fees decreased due to a decrease in average mutual fund AUM for which we earn Rule 12b-1 revenues. Additionally, sales commissions decreased primarily due to a decrease in mutual fund and variable annuity product commissionable sales.

Shareholder Service Fee Revenue

During the first quarter of 2019, shareholder service fee revenue decreased $2.5 million, or 10%, compared to the first quarter of 2018 primarily due to a decrease in the number of accounts and assets on which these fees are based. Fund administrative and accounting service fees also decreased due to the fund mergers in February 2018 and November 2018. Partially offsetting the decreases, custodian fees increased slightly primarily due to adding a custodian fee to broker-dealer advisory accounts.

Total Operating Expenses

Operating expenses for the first quarter of 2019 decreased $13.8 million, or 6%, compared to the first quarter of 2018, primarily due to decreased distribution, compensation and benefits and general and administrative costs, partially offset by increased depreciation.

	Three months ended
	March 31,
	2019	2018	Variance
	(in thousands)
Distribution	$109,794	114,470	(4)%
Compensation and benefits	64,843	68,785	(6)%
General and administrative	14,704	19,538	(25)%
Technology	16,308	16,644	(2)%
Occupancy	6,715	6,964	(4)%
Marketing and advertising	1,964	2,281	(14)%
Depreciation	6,001	5,302	13%
Subadvisory fees	3,557	3,708	(4)%
Total operating expenses	$223,886	237,692	(6)%

Distribution expenses for the first quarter of 2019 decreased by $4.7 million, or 4%, compared to the first quarter of 2018.  Distribution expenses in the unaffiliated channel decreased by $7.1, while distribution expenses in the broker-dealer channel increased $2.4 million.  The primary driver of the net reduction was a decrease in average mutual fund AUM for which we pay Rule 12b-1 commissions to third party distributors, however, the decrease was moderated by the enhancements to the Advisor compensation grid starting in 2019, which increased expense in the broker-dealer channel.

Compensation and benefits decreased $3.9 million, or 6%, compared to the first quarter of 2018. The decrease is primarily due to a $2.1 million decrease in share-based compensation primarily due grants with larger grant date fair value being fully amortized and partially offset by increased expense due mark-to-market adjustments of cash-settled restricted stock units.  Compensation and other related costs decreased $1.8 million primarily due to lower headcount.

General and administrative expenses decreased $4.8 million, or 25%, compared to the first quarter of 2018. The decrease was primarily due to decreases in contractor, legal and consulting costs due to the completion of significant projects in early 2018.  Fund expenses also decreased for the comparative period primarily due to decreased fee waivers in excess of revenue on certain Funds.

Depreciation in the first quarter of 2019 increased $0.7 million compared to the first quarter of 2019 primarily due to an adjustment in the useful life of internally developed software assets.

Investment and Other Income

Investment and other income for the three months ended March 31, 2019 increased $6.6 million compared to the same period in 2018 primarily due to market appreciation, net of hedging activity, and an increase in interest income in our investment portfolio.

Taxes

The following table reconciles the statutory federal income tax rate with our effective income tax rate from continuing operations for the three months ended March 31, 2019 and 2018:

	Three months ended
	March 31,
	2019	2018
Statutory federal income tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	2.8	2.9
Other items	0.8	0.7
Effective income tax rate	24.6%	24.6%

The tax effects of share-based payments could create continued volatility in the effective tax rate in future periods.  In the second quarter of 2019, the Company expects a tax shortfall from the vesting of restricted shares of approximately $2.4 million. The Company expects its future effective tax rate, exclusive of the effects of share-based payments, federal and state tax incentives, unanticipated federal and state tax legislative changes, and unanticipated fluctuations in earnings to range from 23% to 25%.

Liquidity and Capital Resources

Management believes its available cash, marketable securities and expected cash flow from operations will be sufficient to fund the Company’s short-term operating and capital requirements during 2019. Expected short-term uses of cash include dividend payments, repurchases of our Class A common stock, interest on indebtedness, income tax payments, seed money for new products, ongoing technology enhancements, capital expenditures, and collateral funding for margin accounts established to support derivative positions, and could include strategic acquisitions.

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

Our existing capital return policy is designed to provide financial flexibility to invest in our business, support ongoing operations and maintain a strong balance sheet, while continuing to provide a very competitive return to stockholders.  The components of the capital return policy are described below.

Repurchase Our Stock

We repurchased 2,226,325 shares and 996,309 shares of our Class A common stock in the open market or privately during the three months ended March 31, 2019 and 2018, respectively, resulting in share repurchases of $39.1 million and $20.5 million, respectively.

In connection with our existing capital return policy, we intend to complete the repurchase of $250 million of our Class A common stock through late 2019, which is inclusive of buybacks to offset dilution of our equity grants.  We continue to engage in an opportunistic share repurchase plan to fulfill the targeted buybacks. We have repurchased $195.0 million of our Class A common stock at a weighted average share price of $19.27 since the announcement of this policy in the fourth quarter of 2017.

Pay Dividends

We paid quarterly dividends on our Class A common stock that resulted in financing cash outflows of $19.3 million and $20.9 million for the first three months of 2019 and 2018, respectively.

The Board of Directors approved a dividend on our Class A common stock of $0.25 per share that was paid on May 1, 2019 to stockholders of record on April 10, 2019.

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

Cash Flows

Cash from operations is our primary source of funds. Cash from operations decreased $67.8 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.  The decrease is primarily due to a decrease in net income, investment gains, and fluctuations in assets and liabilities, as described below.

The payable to investment companies for securities, payable to customers and other receivables accounts can fluctuate significantly based on trading activity at the end of a reporting period.  Changes in these accounts resulted in variances within cash from operations on the statement of cash flows; however, there is no impact to the Company’s liquidity and operations for the variances in these accounts. During the quarter, cash used in operations was $17.5 million and was impacted by a decrease in restricted cash balances of $36.6 million due to customer trading activity.  Without the impact of customer trading activity on our cash activity, cash flows from operations were positive for the period.

Investing activities consist primarily of the seeding and sale of sponsored investment securities, purchases and maturities of investments held in our corporate investment portfolio and capital expenditures.

Financing activities include payment of dividends and repurchases of our Class A common stock.  Additionally, in 2018, financing activities included repayment of our $95.0 million Series A senior unsecured notes at maturity.   Future financing cash outflows will be affected by the existing capital return policy.

Critical Accounting Policies and Estimates

There have been no material changes in the critical accounting policies and estimates disclosed in the “Critical Accounting Policies and Estimates” section of our 2018 Form 10-K.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are primarily exposed to market risk associated with unfavorable movements in interest rates and securities prices.  The Company has had no material changes in its market risk policies or its market risk sensitive instruments and positions since December 31, 2018.  As further described in Note 5 to the unaudited consolidated financial statements, the Company has an economic hedge program that uses total return swap contracts to hedge market risk related to its investments in sponsored funds.

Item 4.Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2019, have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.

The Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Part II.Other Information

Item 1.Legal Proceedings

See Part I, Item 1, Notes to the Unaudited Consolidated Financial Statements, Note 12 – Contingencies, of this Quarterly Report on Form 10-Q.

Item 1A.Risk Factors

There have been no material changes to the Company’s Risk Factors from those previously reported in the Company’s 2018 Form 10-K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information about the shares of Class A common stock we repurchased during the first quarter of 2019.

			Total Number of	Maximum Number (or
			Shares	Approximate Dollar
			Purchased as	Value) of Shares That
	Total Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under The
Period	Purchased	per Share	Program (1)	Program (1)
January 1 - January 31	1,560,510	$17.56	1,412,252	n/a
February 1 - February 28	245,815	17.65	245,000	n/a
March 1 - March 31	420,000	17.61	420,000	n/a
Total	2,226,325	$17.58	2,077,252

(1)

In October 2012, our Board of Directors approved a program to repurchase shares of our Class A common stock on the open market.  Under the repurchase program, we are authorized to repurchase, in any seven-day period, the greater of (i) 3% of our outstanding Class A common stock or (ii) $50 million of our Class A common stock.  We may repurchase our Class A common stock in privately negotiated transactions or through the New York Stock Exchange, other national or regional market systems, electronic communication networks or alternative trading systems.  Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased.

During the first quarter of 2019, 149,073 shares were purchased in connection with funding employee income tax withholding obligations arising from the vesting of restricted shares.

In connection with our existing capital return policy, we intend to complete the repurchase of $250 million of our Class A common stock through late 2019, which is inclusive of buybacks to offset dilution of our equity grants.  We continue to engage in an opportunistic share repurchase plan to fulfill the targeted buybacks, having repurchased $195.0 million of our Class A common stock at a weighted average share price of $19.27 since the fourth quarter of 2017.

Item 6.Exhibits

10.1

Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-13913, filed April 14, 2016 and incorporated herein by reference.

10.2

Form of Restricted Stock Unit Award Agreement for awards pursuant to the Waddell & Reed Financial, Inc. Cash Settled RSU Plan.  Filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K, File No. 001‑3913, filed February 22, 2019, and incorporated herein by reference.

10.3

Waddell & Reed Financial, Inc. Executive Incentive Plan, as amended and restated.  Filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K, File No. 001-3913, filed February 22, 2019, and incorporated herein by reference.

31.1*	Section 302 Certification of Chief Executive Officer

31.2*	Section 302 Certification of Chief Financial Officer

32.1**	Section 906 Certification of Chief Executive Officer

32.2**	Section 906 Certification of Chief Financial Officer

101*

Materials from the Waddell & Reed Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Unaudited Consolidated Financial Statements, tagged in detail.

*     Filed herewith

**   Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 3rd day of May 2019.

WADDELL & REED FINANCIAL, INC.

By:	/s/ Philip J. Sanders
Chief Executive Officer, Chief Investment Officer and Director
(Principal Executive Officer)

By:	/s/ Benjamin R. Clouse
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)