Form 10-Q
period 2019-06-30
WADDELL & REED FINANCIAL INC
filed 2019-08-02
CIK 1052100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Class	Outstanding as of July 26, 2019
Class A common stock, $.01 par value	73,075,318

WADDELL & REED FINANCIAL, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

Quarter Ended June 30, 2019

		Page No.

Part I.	Financial Information

Item 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets at June 30, 2019 and December 31, 2018	3

	Consolidated Statements of Income for the three and six months ended June 30, 2019 and June 30, 2018	4

	Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and June 30, 2018	5

	Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interests for the three and six months ended June 30, 2019 and June 30, 2018	6

	Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and June 30, 2018	7

	Notes to the Unaudited Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	36

Part II.	Other Information

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 5.	Other Information	38

Item 6.	Exhibits	39

	Signatures	40

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	June 30,
	2019	December 31,
	(Unaudited)	2018
Assets:
Cash and cash equivalents	$168,926	231,997
Cash and cash equivalents - restricted	28,671	59,558
Investment securities	697,903	617,135
Receivables:
Funds and separate accounts	20,526	18,112
Customers and other	81,222	151,515
Prepaid expenses and other current assets	24,265	27,164
Total current assets	1,021,513	1,105,481

Property and equipment, net	54,029	63,429
Goodwill and identifiable intangible assets	145,869	145,869
Deferred income taxes	4,372	12,321
Other non-current assets	42,899	16,979
Total assets	$1,268,682	1,344,079

Liabilities:
Accounts payable	$19,771	26,253
Payable to investment companies for securities	40,943	100,085
Payable to third party brokers	19,179	19,891
Payable to customers	47,862	86,184
Accrued compensation	49,197	54,129
Other current liabilities	92,989	51,580
Total current liabilities	269,941	338,122

Long-term debt	94,890	94,854
Accrued pension and postretirement costs	814	798
Other non-current liabilities	31,266	15,392
Total liabilities	396,911	449,166

Redeemable noncontrolling interests	15,115	11,463

Stockholders’ equity:
Preferred stock—$1.00 par value: 5,000 shares authorized; none issued	—	—
Class A Common stock—$0.01 par value: 250,000 shares authorized; 99,701 shares issued; 73,712 shares outstanding (76,790 at December 31, 2018)	997	997
Additional paid-in capital	294,487	311,264
Retained earnings	1,227,314	1,198,445
Cost of 25,989 common shares in treasury (22,911 at December 31, 2018)	(669,223)	(627,587)
Accumulated other comprehensive income	3,081	331
Total stockholders’ equity	856,656	883,450

Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,268,682	1,344,079

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited, in thousands, except for per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018

Revenues:
Investment management fees	$112,870	130,391	$222,632	264,083
Underwriting and distribution fees	133,495	137,873	259,740	275,914
Shareholder service fees	23,789	27,074	47,192	52,956
Total	270,154	295,338	529,564	592,953

Operating expenses:
Distribution	116,477	114,315	226,271	228,785
Compensation and benefits (including share-based compensation of $11,199, $14,902, $23,892, and $29,670, respectively)	61,876	65,828	126,719	134,613
General and administrative	16,037	19,143	30,741	38,681
Technology	16,442	17,235	32,750	33,879
Occupancy	6,701	6,969	13,416	13,933
Marketing and advertising	2,399	2,896	4,363	5,177
Depreciation	5,228	5,819	11,229	11,121
Subadvisory fees	3,715	3,683	7,272	7,391
Intangible asset impairment	—	1,200	—	1,200
Total	228,875	237,088	452,761	474,780

Operating income	41,279	58,250	76,803	118,173
Investment and other income	9,025	841	18,478	3,657
Interest expense	(1,552)	(1,551)	(3,100)	(3,353)

Income before provision for income taxes	48,752	57,540	92,181	118,477
Provision for income taxes	14,190	13,284	24,861	28,250
Net income	34,562	44,256	67,320	90,227
Net income (loss) attributable to redeemable noncontrolling interests	614	(222)	1,318	(588)
Net income attributable to Waddell & Reed Financial, Inc.	$33,948	44,478	$66,002	90,815

Net income per share attributable to Waddell and Reed Financial, Inc. common shareholders, basic and diluted:	$0.45	0.55	$0.87	1.10

Weighted average shares outstanding, basic and diluted:	74,694	81,449	75,492	82,275

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018

Net income	$34,562	44,256	$67,320	90,227

Other comprehensive income:

Unrealized gain (loss) on available for sale investment securities during the period, net of income tax expense (benefit) of $402, $53, $919 and $(298), respectively	1,281	169	2,939	(962)

Postretirement benefit, net of income tax benefit of $(28), $(7), $(58) and $(15), respectively	(95)	(23)	(189)	(46)

Comprehensive income	35,748	44,402	70,070	89,219
Comprehensive income (loss) attributable to redeemable noncontrolling interests	614	(222)	1,318	(588)
Comprehensive income attributable to Waddell & Reed Financial, Inc.	$35,134	44,624	$68,752	89,807

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interests

(Unaudited, in thousands)

						Accumulated		Redeemable
			Additional			Other	Total	Non
	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’	Controlling
For the three months ended June 30, 2018	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity	interest
Balance at March 31, 2018	99,701	$997	283,768	1,118,922	(513,241)	(1,478)	888,968	18,570
Net income (loss)	—	—	—	44,478	—	—	44,478	(222)
Net subscription of redeemable noncontrolling interests in sponsored funds	—	—	—	—	—	—	—	(1,296)
Recognition of equity compensation	—	—	11,578	704	—	—	12,282	—
Net issuance/forfeiture of nonvested shares	—	—	6,798	—	(6,798)	—	—	—
Dividends accrued, $0.25 per share	—	—	—	(20,014)	—	—	(20,014)	—
Repurchase of common stock	—	—	—	—	(40,142)	—	(40,142)	—
Other comprehensive income	—	—	—	—	—	146	146	—
Balance at June 30, 2018	99,701	$997	302,144	1,144,090	(560,181)	(1,332)	885,718	17,052

						Accumulated		Redeemable
			Additional			Other	Total	Non
	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’	Controlling
For the three months ended June 30, 2019	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity	interest
Balance at March 31, 2019	99,701	$997	290,872	1,211,566	(636,726)	1,895	868,604	12,936
Net income	—	—	—	33,948	—	—	33,948	614
Net subscription of redeemable noncontrolling interests in sponsored funds	—	—	—	—	—	—	—	1,565
Recognition of equity compensation	—	—	7,941	148	—	—	8,089	—
Net issuance/forfeiture of nonvested shares	—	—	(4,326)	—	4,326	—	—	—
Dividends accrued, $0.25 per share	—	—	—	(18,348)	—	—	(18,348)	—
Repurchase of common stock	—	—	—	—	(36,823)	—	(36,823)	—
Other comprehensive income	—	—	—	—	—	1,186	1,186	—
Balance at June 30, 2019	99,701	$997	294,487	1,227,314	(669,223)	3,081	856,656	15,115

						Accumulated		Redeemable
			Additional			Other	Total	Non
	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’	Controlling
For the six months ended June 30, 2018	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity	interest
Balance at December 31, 2017	99,701	$997	301,410	1,092,394	(522,441)	524	872,884	14,509
Adoption of recognition and measurement of financial assets and liabilities guidance (ASU 2016-01) on January 1, 2018	—	—	—	812	—	(812)	—	—
Adoption of reclassification of tax effects from accumulated other comprehensive income (loss) guidance (ASU 2018-02) on January 1, 2018	—	—	—	36	—	(36)	—	—
Net income (loss)	—	—	—	90,815	—	—	90,815	(588)
Net subscription of redeemable noncontrolling interests in sponsored funds	—	—	—	—	—	—	—	3,131
Recognition of equity compensation	—	—	23,643	913	—	—	24,556	—
Net issuance/forfeiture of nonvested shares	—	—	(22,909)	—	22,909	—	—	—
Dividends accrued, $0.50 per share	—	—	—	(40,880)	—	—	(40,880)	—
Repurchase of common stock	—	—	—	—	(60,649)	—	(60,649)	—
Other comprehensive loss	—	—	—	—	—	(1,008)	(1,008)	—
Balance at June 30, 2018	99,701	$997	302,144	1,144,090	(560,181)	(1,332)	885,718	17,052

						Accumulated		Redeemable
			Additional			Other	Total	Non
	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’	Controlling
For the six months ended June 30, 2019	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity	interest
Balance at December 31, 2018	99,701	$997	311,264	1,198,445	(627,587)	331	883,450	11,463
Net income	—	—	—	66,002	—	—	66,002	1,318
Net subscription of redeemable noncontrolling interests in sponsored funds	—	—	—	—	—	—	—	2,334
Recognition of equity compensation	—	—	17,549	240	—	—	17,789	—
Net issuance/forfeiture of nonvested shares	—	—	(34,326)		34,326	—	—	—
Dividends accrued, $0.50 per share	—	—	—	(37,373)	—	—	(37,373)	—
Repurchase of common stock	—	—	—	—	(75,962)	—	(75,962)	—
Other comprehensive income	—	—	—	—	—	2,750	2,750	—
Balance at June 30, 2019	99,701	$997	294,487	1,227,314	(669,223)	3,081	856,656	15,115

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the six months ended June 30,
	2019	2018

Cash flows from operating activities:
Net income	$67,320	90,227
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,543	11,121
Write-down of impaired assets	—	1,200
Amortization of deferred sales commissions	1,049	1,890
Share-based compensation	23,892	29,670
Investments (gain) loss, net	(26,287)	4,536
Net purchases, maturities, and sales of trading and equity securities	(13,327)	(8,338)
Deferred income taxes	7,088	3,090
Net change in equity securities and trading debt securities held by consolidated sponsored funds	(8,973)	70,759
Other	588	2,092
Changes in assets and liabilities:
Customer and other receivables	72,615	(2,807)
Payable to investment companies for securities and payable to customers	(97,464)	2,679
Receivables from funds and separate accounts	(2,414)	2,488
Other assets	13,850	(1,932)
Accounts payable and payable to third party brokers	(7,194)	(3,706)
Other liabilities	(19,139)	(29,888)
Net cash provided by operating activities	$23,147	173,081

Cash flows from investing activities:
Purchases of available for sale and equity method securities	(99,584)	(27,093)
Proceeds from sales of available for sale and equity method securities	19,667	—
Proceeds from maturities of available for sale securities	78,678	77,966
Additions to property and equipment	(2,748)	(1,142)
Net cash (used in) provided by investing activities	$(3,987)	49,731

Cash flows from financing activities:
Dividends paid	(38,188)	(41,481)
Repurchase of common stock	(77,147)	(59,195)
Repayment of short-term debt, net of debt issuance costs	—	(94,960)
Net subscriptions (redemptions, distributions and deconsolidations) of redeemable noncontrolling interests in sponsored funds	2,334	3,131
Other	(117)	—
Net cash used in financing activities	$(113,118)	(192,505)

Net (decrease) increase in cash and cash equivalents	(93,958)	30,307
Cash, cash equivalents, and restricted cash at beginning of period	291,555	235,985
Cash, cash equivalents, and restricted cash at end of period	$197,597	266,292

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Significant Accounting Policies

Waddell & Reed Financial, Inc. and Subsidiaries

Waddell & Reed Financial, Inc. (hereinafter referred to as the “Company,” “we,” “our” or “us”) is a holding company, incorporated in the state of Delaware in 1981, that conducts business through its subsidiaries. Founded in 1937, we are one of the oldest mutual fund complexes in the United States, having introduced the former Waddell & Reed Advisors group of mutual funds (the “Advisors Funds”) in 1940. Over time, we added additional mutual funds: Ivy Funds (the “Ivy Funds”); Ivy Variable Insurance Portfolios, our variable product offering (“Ivy VIP”); InvestEd Portfolios, our 529 college savings plan (“InvestEd”); and the Ivy High Income Opportunities Fund, a closed-end mutual fund (“IVH”). In 2016, we introduced the Ivy NextShares® exchange-traded managed funds (“Ivy NextShares”) (collectively, Ivy Funds, Ivy VIP, InvestEd, IVH, and Ivy NextShares are referred to as the “Funds”).  In addition to the Funds, our assets under management (“AUM”) include institutional accounts managed by the Company.  As of June 30, 2019, we had $71.9 billion in AUM.

We derive our revenues from providing investment management and advisory services, investment product underwriting and distribution, and shareholder services administration to the Funds and institutional accounts. We also provide brokerage services, primarily to retail clients through Waddell & Reed, Inc. (“W&R”), and independent financial advisors associated with W&R (“Advisors”), who provide financial planning and advice to their clients. Investment management and advisory fees and certain underwriting and distribution revenues are based on the level of AUM and assets under administration (“AUA”) and are affected by sales levels, financial market conditions, redemptions and the composition of assets. Our underwriting and distribution revenues consist of fees earned on fee-based asset allocation programs and related advisory services, asset-based service and distribution fees promulgated under the 1940 Act (“Rule 12b-1”), distribution fees on certain variable products, and commissions derived from sales of investment and insurance products. The products sold have various commission structures and the revenues received from those sales vary based on the type and dollar amount sold. Shareholder service fee revenue includes transfer agency fees, custodian fees from retirement plan accounts, portfolio accounting and administration fees, and is earned based on client AUM or number of client accounts.  Our major expenses are for distribution of our products, compensation related costs, occupancy, general and administrative, and information technology.

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

The accompanying unaudited consolidated financial statements are prepared consistent with the accounting policies described in Note 1 to the consolidated financial statements included in our 2018 Form 10-K with the exception of the adoption of Accounting Standards Update (“ASU”) 2016-02, “Leases” and ASU 2018-07, “Compensation – Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting,” both of which became effective January 1, 2019, and ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” which was early adopted during the second quarter of 2019.

In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only a normal and recurring nature) necessary to present fairly our financial position at June 30, 2019 and the results of operations and cash flows for the three and six months ended June 30, 2019 and 2018 in conformity with accounting principles generally accepted in the United States.

2.	New Accounting Guidance

Accounting Guidance Adopted During the Second Quarter of 2019

During the second quarter of 2019, the Company early adopted ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates certain disclosure requirements for fair value measurements, requires entities to disclose new information, and modifies existing disclosure requirements. See Note 4 – Investment Securities, for the disclosures required by this ASU.

Accounting Guidance Not Yet Adopted

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

	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018
	(in thousands)		(in thousands)
Investment management fees:
Funds	$109,007	124,766	214,752	252,429
Institutional	3,863	5,625	7,880	11,654
Total investment management fees	$112,870	130,391	222,632	264,083
Underwriting and distribution fees:
Unaffiliated
Rule 12b-1 service and distribution fees	$16,329	20,051	32,511	41,027
Sales commissions on front-end load mutual fund and variable annuity sales	488	507	926	977
Other revenues	83	148	175	333
Total unaffiliated distribution fees	$16,900	20,706	33,612	42,337
Wealth Management
Fee-based asset allocation product revenues	$70,220	66,580	135,450	132,097
Rule 12b-1 service and distribution fees	16,327	18,109	32,015	36,486
Sales commissions on front-end load mutual fund and variable annuity sales	12,302	13,823	24,322	28,249
Sales commissions on other products	8,497	9,065	16,103	17,487
Other revenues	9,249	9,590	18,238	19,258
Total wealth management distribution fees	116,595	117,167	226,128	233,577
Total distribution fees	$133,495	137,873	259,740	275,914
Shareholder service fees:
Total shareholder service fees	$23,789	27,074	47,192	52,956

Total revenues	$270,154	295,338	529,564	592,953

4.	Investment Securities

Investment securities at June 30, 2019 and December 31, 2018 were as follows:

	June 30,	December 31,
	2019	2018
	(in thousands)
Available for sale securities:
Certificates of deposit	$—	5,001
Commercial paper	4,459	7,970
Corporate bonds	253,330	218,121
U.S. Treasury bills	—	19,672
Total available for sale securities	257,789	250,764
Trading debt securities:
Commercial paper	1,486	1,993
Corporate bonds	88,201	77,250
U.S. Treasury bills	5,957	5,884
Mortgage-backed securities	6	7
Term loans	30,877	—
Consolidated sponsored funds	38,286	33,088
Total trading securities	164,813	118,222
Equity securities:
Common stock	37,169	21,204
Sponsored funds	173,372	153,548
Sponsored privately offered funds	844	678
Consolidated sponsored funds	28,654	24,879
Total equity securities	240,039	200,309
Equity method securities:
Sponsored funds	35,262	47,840
Total securities	$697,903	617,135

Commercial paper and corporate bonds accounted for as available for sale and held as of June 30, 2019 mature as follows:

	Amortized
	cost	Fair value
	(in thousands)
Within one year	$98,498	98,485
After one year but within five years	156,479	159,304
	$254,977	257,789

Commercial paper, corporate bonds, U.S. Treasury bills, mortgage-backed securities and term loans accounted for as trading and held as of June 30, 2019 mature as follows:

Fair value
(in thousands)
Within one year	$31,432
After one year but within five years	73,865
After five years but within 10 years	21,230
$126,527

The following is a summary of the gross unrealized gains (losses) related to securities classified as available for sale at June 30, 2019:

	Amortized	Unrealized	Unrealized
	cost	gains	losses	Fair value
	(in thousands)
Available for sale securities:
Commercial paper	$4,459	—	—	4,459
Corporate bonds	250,518	2,985	(173)	253,330
	$254,977	2,985	(173)	257,789

The following is a summary of the gross unrealized gains (losses) related to securities classified as available for sale at December 31, 2018:

	Amortized	Unrealized	Unrealized
	cost	gains	losses	Fair value
	(in thousands)
Available for sale securities:
Certificates of deposit	$5,000	1	—	5,001
Commercial paper	7,902	68	—	7,970
Corporate bonds	219,236	254	(1,369)	218,121
U.S. Treasury bills	19,672	—	—	19,672
	$251,810	323	(1,369)	250,764

A summary of available for sale investment securities with fair values below carrying values at June 30, 2019 and December 31, 2018 is as follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
June 30, 2019	Fair value	losses	Fair value	losses	Fair value	losses
(in thousands)
Corporate bonds	$4,986	(14)	70,166	(159)	75,152	(173)

A summary of available for sale investment securities with fair values below carrying values at December 31, 2018 is as follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
December 31, 2018	Fair value	losses	Fair value	losses	Fair value	losses
(in thousands)
Corporate bonds	$36,302	(160)	119,480	(1,209)	155,782	(1,369)

The Company’s investment portfolio included 20 available for sale securities in an unrealized loss position at June 30, 2019.

The Company evaluated available for sale securities in an unrealized loss position at June 30, 2019 and concluded no other-than-temporary impairment existed.  The unrealized losses in the Company’s investment portfolio were primarily caused by changes in interest rates. At this time, the Company does not intend to sell, and does not believe it will be required to sell these securities before recovery of their amortized cost.

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

Consolidated Sponsored Funds

The following table details the balances related to consolidated sponsored funds at June 30, 2019 and December 31, 2018, as well as the Company’s net interest in these funds:

	June 30,	December 31,
	2019	2018
	(in thousands)
Cash	$5,282	4,285
Investments	66,940	57,967
Other assets	1,357	872
Other liabilities	(826)	(79)
Redeemable noncontrolling interests	(15,115)	(11,463)
Net interest in consolidated sponsored funds	$57,638	51,582

During the three months ended June 30, 2019, an Ivy Fund, Ivy NextShares and Ivy Global Investors Funds in which we provided initial seed capital at the time of the funds’ formation were consolidated. During 2018, we liquidated the Ivy Global Investors Société d’Investissement à Capital Variable and its Ivy Global Investors sub-funds, including converting the investments held by the sub-funds to cash, and redeemed the majority of our investment.   When we no longer have a controlling financial interest in a sponsored fund, it is deconsolidated from our consolidated financial statements.

Fair Value

Accounting standards establish a framework for measuring fair value and a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of the asset.  Inputs may be observable or unobservable and refer broadly to the assumptions that market participants would use in pricing the asset.  An individual investment’s fair value measurement is assigned a level based upon the observability of the inputs that are significant to the overall valuation.  The three-level hierarchy of inputs is summarized as follows:

●	Level 1 – Investments are valued using quoted prices in active markets for identical securities.

●	Level 2 – Investments are valued using other significant observable inputs, including quoted prices in active markets for similar securities.

●	Level 3 – Investments are valued using significant unobservable inputs, including the Company’s own assumptions in determining the fair value of investments.

Assets classified as Level 2 can have a variety of observable inputs. These observable inputs are collected and utilized, primarily by an independent pricing service, in different evaluated pricing approaches depending upon the specific asset to determine a value. The carrying amounts of certificates of deposit and commercial paper are measured at amortized cost, which approximates fair value due to the short-time between purchase and expected maturity of the investments. Depending on the nature of the inputs, these investments are generally classified as Level 1 or 2 within the fair value hierarchy. U.S. Treasury bills are valued upon quoted market prices for similar assets in active markets, quoted prices for identical or similar assets that are not active and inputs other than quoted prices that are observable or corroborated by observable market data. The fair value of corporate bonds is measured using various techniques, which consider recently executed transactions in securities of the issuer or comparable issuers, market price quotations (where observable), bond spreads and fundamental data relating to the issuer. Term loans are valued using a price or composite price from one or more brokers or dealers as obtained from an independent pricing service. The fair value of loans is estimated using recently executed transactions, market price quotations, credit/market events, and cross-asset pricing. Inputs are generally observable market inputs obtained from independent sources. Term loans are generally categorized in Level 2 of the fair value hierarchy, unless key inputs are unobservable in which case they would be categorized as Level 3. The fair value of equity derivatives is measured based on active market broker quotes, evaluated broker quotes and evaluated prices from vendors.

The following tables summarize our investment securities as of June 30, 2019 and December 31, 2018 that are recognized in our consolidated balance sheets using fair value measurements based on the differing levels of inputs.

June 30, 2019	Level 1	Level 2	Level 3	Other Assets Held at Net Asset Value	Total
	(in thousands)
Cash equivalents: (1)
Money market funds	$32,070	—	—	—	32,070
U.S. government sponsored enterprise note	—	895	—	—	895
Commercial paper	—	27,065	—	—	27,065
Total cash equivalents	$32,070	27,960	—	—	60,030
Available for sale securities:
Commercial paper	$—	4,459	—	—	4,459
Corporate bonds	—	253,330	—	—	253,330
Trading debt securities:
Commercial paper	—	1,486	—	—	1,486
Corporate bonds	—	88,201	—		88,201
U.S. Treasury bills	—	5,957	—	—	5,957
Mortgage-backed securities	—	6	—	—	6
Term loans	—	29,509	1,368	—	30,877
Consolidated sponsored funds	—	38,286	—	—	38,286
Equity securities:
Common stock	37,166	—	3	—	37,169
Sponsored funds	173,372	—	—	—	173,372
Sponsored privately offered funds measured at net asset value (2)	—	—	—	844	844
Consolidated sponsored funds	28,654	—	—	—	28,654
Equity method securities: (3)
Sponsored funds	35,262	—	—	—	35,262
Total investment securities	$274,454	421,234	1,371	844	697,903

December 31, 2018	Level 1	Level 2	Level 3	Other Assets Held at Net Asset Value	Total
	(in thousands)
Cash equivalents: (1)
Money market funds	$121,759	—	—	—	121,759
U.S. government sponsored enterprise note	—	895	—	—	895
Commercial paper	—	74,277	—	—	74,277
Total cash equivalents	$121,759	75,172	—	—	196,931
Available for sale securities:
Certificates of deposit	$—	5,001	—	—	5,001
Commercial paper	—	7,970	—	—	7,970
Corporate bonds	—	218,121	—	—	218,121
U.S. Treasury bills	—	19,672	—	—	19,672
Trading debt securities:
Commercial paper	—	1,993	—	—	1,993
Corporate bonds	—	77,250	—		77,250
U.S. Treasury bills	—	5,884	—	—	5,884
Mortgage-backed securities	—	7	—	—	7
Consolidated sponsored funds	—	33,088	—	—	33,088
Equity securities:
Common stock	21,192	—	12	—	21,204
Sponsored funds	153,548	—	—	—	153,548
Sponsored privately offered funds measured at net asset value (2)	—	—	—	678	678
Consolidated sponsored funds	24,879	—	—	—	24,879
Equity method securities: (3)
Sponsored funds	47,840	—	—	—	47,840
Total investment securities	$247,459	368,986	12	678	617,135

(1)	Cash equivalents include highly liquid investments with original maturities of 90 days or less. Cash investments in actively traded money market funds are measured at net asset value and are classified as Level 1. Cash investments in commercial paper are measured at cost, which approximates fair value because of the short time between purchase of the instrument and its expected realization, and are classified as Level 2.

(2)	Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

(3)	Substantially all of the Company’s equity method investments are investment companies that record their underlying investments at fair value.

The following table summarizes the activity of investments categorized as Level 3 for the six months ended June 30, 2019:

For the six months ended
June 30, 2019
(in thousands)
Level 3 assets at December 31, 2018	$12
Additions	1,376
Losses in Investment and other income	(17)
Redemptions	—
Level 3 assets at June 30, 2019	$1,371

Change in unrealized losses for Level 3 assets held at June 30, 2019	$(17)

5.	Derivative Financial Instruments

The Company has in place an economic hedge program that uses total return swap contracts to hedge market risk related to its investments in certain sponsored funds.  Certain of the consolidated sponsored funds may utilize derivative financial instruments within their portfolios in pursuit of their stated investment objectives.  We do not hedge for speculative purposes.

Excluding derivative financial instruments held in certain consolidated sponsored funds, the Company was party to 11 total return swap contracts with a combined notional value of $250.0 million and five total return swap contracts with a combined notional value of $194.4 million as of June 30, 2019 and December 31, 2018, respectively. These derivative financial instruments are not designated as hedges for accounting purposes.  Changes in fair value of the total return swap contracts are recognized in investment and other income in the Company’s consolidated statements of income.

The Company posted $2.0 million and $5.2 million in cash collateral with the counterparties of the total return swap contracts as of June 30, 2019 and December 31, 2018, respectively.  The cash collateral is included in Customers and other receivables in the Company’s consolidated balance sheet.  The Company does not record its fair value in derivative transactions against the posted collateral.

The following table presents the fair value of the derivative financial instruments, excluding derivative financial instruments held in certain consolidated sponsored funds, as of June 30, 2019 and December 31, 2018 and is calculated based on Level 2 inputs:

		June 30,	December 31,
	Balance sheet	2019	2018
	location	Fair value	Fair value
		(in thousands)
Total return swap contracts	Prepaid expenses and other current assets	$—	4,968
Total return swap contracts	Other current liabilities	2,034	—
Total		$2,034	4,968

The following is a summary of net losses recognized in income for the three and six months ended June 30, 2019 and June 30, 2018:

		Three months ended		Six months ended
	Income statement	June 30,		June 30,
	location	2019	2018	2019	2018
		(in thousands)		(in thousands)
Total return swap contracts	Investment and other income	$(5,241)	(1,908)	$(25,863)	(543)

6.	Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of purchase price over the tangible assets and identifiable intangible assets of an acquired business.  Our goodwill is not deductible for tax purposes.  Goodwill and identifiable intangible assets (all considered indefinite lived) at June 30, 2019 and December 31, 2018 are as follows:

	June 30,	December 31,
	2019	2018
	(in thousands)
Goodwill	$106,970	106,970

Mutual fund management advisory contracts	38,699	38,699
Other	200	200
Total identifiable intangible assets	38,899	38,899

Total	$145,869	145,869

7.	Indebtedness

Debt is reported at its carrying amount in the consolidated balance sheet.  The fair value, calculated based on Level 2 inputs, of the Company’s senior unsecured notes maturing January 13, 2021 was $98.6 million at June 30, 2019 compared to the carrying value net of debt issuance costs of $94.9 million, which is listed under long-term debt in the consolidated balance sheet.

8.	Income Tax Uncertainties

In the accompanying consolidated balance sheets, unrecognized tax benefits that are not expected to be settled within the next 12 months are included in other liabilities; unrecognized tax benefits that are expected to be settled within the next 12 months are included in income taxes payable; unrecognized tax benefits that reduce a net operating loss, similar tax loss, or tax credit carryforward are presented as a reduction to non-current deferred income taxes. As of June 30, 2019 and December 31, 2018, the Company’s consolidated balance sheet included unrecognized tax benefits, including penalties and interest, of $2.8 million ($2.4 million net of federal benefit) and $2.7 million ($2.4 million net of federal benefit), respectively, that if recognized, would impact the Company’s effective tax rate.

The Company’s accounting policy with respect to interest and penalties related to income tax uncertainties is to classify these amounts as income taxes.  The total amounts of penalties and interest, net of federal benefit, related to income tax uncertainties recognized in the statements of income for the three and six month periods ended June 30, 2019 were $26 thousand and $42 thousand, respectively.  The total amount of accrued penalties and interest related to uncertain tax positions recognized in the consolidated balance sheet at June 30, 2019 and December 31, 2018 is $0.7 million ($0.6 million net of federal benefit) and $0.7 million ($0.6 million net of federal benefit), respectively.

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

The 2015-2018 federal income tax returns are open tax years that remain subject to potential future audit.  State income tax returns for all years after 2014 and, in certain states, income tax returns for 2014, are subject to potential future audit by tax authorities in the Company’s major state tax jurisdictions.

9.	Pension Plan and Postretirement Benefits Other Than Pension

Benefits payable under our noncontributory retirement plan that covers substantially all employees and certain vested employees of our former parent company (the “Pension Plan”) were based on employees’ years of service and compensation during the final 10 years of employment. On July 26, 2017, the Compensation Committee of the Company’s Board of Directors approved an amendment to freeze the Pension Plan, effective September 30, 2017.  After September 30, 2017, participants in the Pension Plan ceased accruing additional benefits for future service or compensation. Participants retain benefits accumulated as of September 30, 2017 in accordance with the terms of the Pension Plan. The Company intends to terminate the Pension Plan in a standard termination with an expected completion date in 2020.

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

The components of net periodic pension and other postretirement costs related to these plans were as follows:

			Other				Other
	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	Three months ended June 30,		Three months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018	2019	2018	2019	2018
	(in thousands)				(in thousands)
Components of net periodic benefit cost:
Interest cost	$1,545	1,485	$8	13	$3,073	2,993	$16	27
Expected return on plan assets	(1,567)	(2,062)	—	—	(3,157)	(4,131)	—	—
Actuarial gain amortization	—	—	(123)	(30)	—	—	(247)	(60)
Prior service credit amortization	—	—	—	—	—	—	—	(1)
Total	$(22)	(577)	$(115)	(17)	$(84)	(1,138)	$(231)	(34)

10.	Stockholders’ Equity

Earnings per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Net income attributable to Waddell & Reed Financial, Inc.	$33,948	44,478	$66,002	90,815

Weighted average shares outstanding, basic and diluted	74,694	81,449	75,492	82,275

Earnings per share, basic and diluted	$0.45	0.55	$0.87	1.10

Dividends

During the quarter, the Board of Directors declared a quarterly dividend on our Class A common stock in the amount of $0.25 per share payable on August 1, 2019 to stockholders of record on July 11, 2019. The total dividend paid on August 1, 2019 was $18.4 million.

Common Stock Repurchases

The Board of Directors has authorized the repurchase of our Class A common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including issuing shares to employees in our stock-based compensation programs.

There were 2,142,894 shares and 2,098,625 shares repurchased in the open market or privately during the three months ended June 30, 2019 and 2018, respectively, which includes 290,910 shares and 508,625 shares, respectively, repurchased from employees who tendered shares to cover income tax withholdings with respect to vesting of stock awards during these two reporting periods. There were 4,369,219 shares and 3,094,934 shares repurchased in the open market or privately during the six months ended June 30, 2019 and 2018, respectively, which includes 439,983 shares and 629,934 shares, respectively, repurchased from employees who tendered shares to cover income tax withholdings with respect to vesting of stock awards during these two reporting periods.

Accumulated Other Comprehensive Income (Loss)

The following tables summarize accumulated other comprehensive income (loss) activity for the three and six months ended June 30, 2019 and June 30, 2018.

			Total
	Unrealized	Postretirement	accumulated
	gains (losses) on	benefits	other
	AFS investment	unrealized	comprehensive
Three months ended June 30, 2019	securities	gains (losses)	income (loss)
	(in thousands)
Balance at March 31, 2019	$861	1,034	1,895
Other comprehensive income before reclassification	1,281	—	1,281
Amount reclassified from accumulated other comprehensive loss	—	(95)	(95)
Net current period other comprehensive income (loss)	1,281	(95)	1,186
Balance at June 30, 2019	$2,142	939	3,081

			Total
	Unrealized	Postretirement	accumulated
	gains (losses) on	benefits	other
	AFS investment	unrealized	comprehensive
Three months ended June 30, 2018	securities	gains (losses)	income (loss)
	(in thousands)
Balance at March 31, 2018	$(1,941)	463	(1,478)
Other comprehensive income before reclassification	169	—	169
Amount reclassified from accumulated other comprehensive loss	—	(23)	(23)
Net current period other comprehensive income (loss)	169	(23)	146
Balance at June 30, 2018	$(1,772)	440	(1,332)

			Total
	Unrealized	Postretirement	accumulated
	gains (losses)	benefits	other
	on investment	unrealized	comprehensive
Six months ended June 30, 2019	securities	gains (losses)	income (loss)
	(in thousands)
Balance at December 31, 2018	$(797)	1,128	331
Other comprehensive income before reclassification	3,034	—	3,034
Amount reclassified from accumulated other comprehensive loss	(95)	(189)	(284)
Net current period other comprehensive income (loss)	2,939	(189)	2,750
Balance at June 30, 2019	$2,142	939	3,081

			Total
	Unrealized	Postretirement	accumulated
	(gains) losses	benefits	other
	on investment	unrealized	comprehensive
Six months ended June 30, 2018	securities	gains (losses)	income (loss)
	(in thousands)
Balance at December 31, 2017	$145	379	524
Amount reclassified to retained earnings for ASUs adopted in 2018	(955)	107	(848)
Other comprehensive loss before reclassification	(962)	—	(962)
Amount reclassified from accumulated other comprehensive loss	—	(46)	(46)
Net current period other comprehensive (loss) income	(1,917)	61	(1,856)
Balance at June 30, 2018	$(1,772)	440	(1,332)

Reclassifications from accumulated other comprehensive income (loss) and included in net income are summarized in the tables that follow.

	For the three months ended June 30, 2019
		Tax
	Pre-tax	expense	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Amortization of postretirement benefits	$123	(28)	95	Compensation and benefits
Total	$123	(28)	95

	For the three months ended June 30, 2018
		Tax
	Pre-tax	expense	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Amortization of postretirement benefits	$30	(7)	23	Compensation and benefits
Total	$30	(7)	23

	For the six months ended June 30, 2019
		Tax
	Pre-tax	expense	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Gains on available for sale debt securities	$125	(30)	95	Investment and other income
Amortization of postretirement benefits	247	(58)	189	Compensation and benefits
Total	$372	(88)	284

	For the six months ended June 30, 2018
		Tax		Statement of income
	Pre-tax	expense	Net of tax	line item or retained earnings
	(in thousands)
Reclassifications included in net income or retained earnings for ASUs adopted in 2018:
Sponsored funds investment gains	$1,295	(340)	955	Retained earnings
Amortization of postretirement benefits	60	(121)	(61)	Compensation and benefits and retained earnings
Total	$1,355	(461)	894

11.	Leases

On January 1, 2019, the Company adopted ASU 2016-02, Leases, and related ASUs (“ASU 2016-02”), which increases transparency and comparability among organizations by establishing a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet with additional disclosures of key information about leasing arrangements.  The Company applied the required modified retrospective transition approach, applying the new standard to all leases existing at the date of initial application, and elected the effective date of the ASU as its initial date of application. The implementation of the new standard included recognition of new ROU assets and lease liabilities on our balance sheet as of January 1, 2019.

The Company has operating and finance leases for corporate office space and equipment.  Our leases have remaining lease terms of less than one year to seven years, some of which include options to extend leases for up to 20 years, and some of which include options to terminate the leases within one year.  Certain leases include variable lease payments in future periods based on a market index or rate.  We determine if an arrangement is a lease at inception (or the effective date of ASU 2016-02). Operating lease assets and liabilities are included in other non-current assets, other current liabilities, and other non-current liabilities in our consolidated balance sheet at June 30, 2019.  Finance leases are included in property and equipment, net, other current liabilities, and other non-current liabilities in our consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date (or the effective date of ASU 2016-02) based on the present value of lease payments over the lease term. The Company uses an incremental borrowing rate based on the information available at the commencement date (or the effective date of ASU 2016-02) in determining the present value of lease payments. The operating lease ROU assets also include any lease payments made and exclude lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, which are generally accounted for separately.

The components of lease expense were as follows:

	For the three	For the six
	months ended	months ended
	June 30, 2019	June 30, 2019
	(in thousands)
Operating Lease Cost	$4,965	$10,283

Finance Lease Cost:
Amortization of ROU assets	$61	$144
Interest on lease liabilities	7	15
Total	$68	$159

Supplemental cash flow information related to leases was as follows:

For the six
months ended
June 30, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,867
Operating cash flows from finance leases	15
Financing cash flows from finance leases	153

ROU assets obtained in exchange for lease obligations:
Operating leases	—
Finance leases	40

Supplemental balance sheet information related to leases was as follows:

June 30, 2019
(in thousands,
except lease term
and discount rate)
Operating Leases:
Operating lease ROU assets (Other non-current assets)	$27,235

Other current liabilities	$11,831
Other non-current liabilities	16,478
Total operating lease liabilities	$28,309

Finance Leases:
Property and equipment, gross	$1,211
Accumulated depreciation	(817)
Property and equipment, net	$394

Other current liabilities	$266
Other non-current liabilities	141
Total finance lease liabilities	$407

Weighted average remaining lease term:
Operating leases	4 years
Finance leases	2 years

Weighted average discount rate:
Operating leases	4.33%
Finance leases	6.00%

Maturities of lease liabilities are as follows:

	Operating	Finance
	Leases	Leases
	(in thousands)
Year ended December 31,
2019 (excluding the six months ended June 30, 2019)	$7,155	145
2020	9,523	224
2021	4,882	45
2022	2,178	6
2023	2,090	—
Thereafter	4,703	—
Total lease payments	30,531	420
Less imputed interest	(2,222)	(13)
Total	$28,309	407

The adoption of the lease standard using the effective date as the date of initial application requires the inclusion of the disclosures for periods prior to adoption, which are included below. Minimum future rental commitments as of December 31, 2018 for all non-cancelable operating leases were as follows:

Year	Commitments
(in thousands)
2019	$16,488
2020	9,797
2021	5,757
2022	2,913
2023	2,320
Thereafter	5,161
$42,436

Rent expense was $5.8 million and $11.8 million for the three and six months ended June 30, 2018, respectively.

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

401(k) Plan Class Action Litigation

In an action filed on June 23, 2017 and amended on June 26, 2017 in the U.S. District Court for the District of Kansas, Schapker v. Waddell & Reed Financial, Inc., et al., (Case No. 17-2365 D. Kan.), Stacy Schapker, a participant in the Company’s 401(k) and Thrift Plan, as amended and restated (the “401(k) Plan”), filed a lawsuit against the Company, the Company’s Board of Directors, the Administrative Committee of the 401(k) Plan, and unnamed Jane and John Doe Defendants 1-25. On August 7, 2017, plaintiff filed a second amended complaint on behalf of the 401(k) Plan and a proposed class of 401(k) Plan participants, alleging claims for breach of fiduciary duty and prohibited transactions under the Employee Retirement Income Security Act of 1974, as amended, based on the 401(k) Plan’s offering of investments managed by the Company or its affiliates during a proposed class period of June 23, 2011 to present.  The second amended complaint dismissed the Company’s Board of Directors as a defendant and named as defendants the Company, the Compensation Committee of the Company’s Board of Directors, the Administrative Committee of the 401(k) Plan, and the individuals who served on those committees during the proposed class period.  While the Company and all other defendants deny any and all liability with respect to the claims, the parties to the litigation reached a settlement.  The settlement agreement provides a full release for the benefit of the Company and all other defendants and the payment of $4.875 million (less attorney’s fees and costs, class representative compensation, and administrative expenses) to eligible settlement class members, their beneficiaries or alternate payees.  On April 8, 2019, the court entered an order granting final approval of the settlement, including certification of a class for settlement purposes only, to include 401(k) Plan participants at any time during the approved class period of June 23, 2011 to November 28, 2018.  The settlement was effective on May 9, 2019 and the settlement amount was funded by insurance.

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the current views and assumptions of management with respect to future events regarding our business and industry in general.  These forward-looking statements include all statements, other than statements of historical fact, regarding our financial position, business strategy and other plans and objectives for future operations, including statements with respect to revenues and earnings, the amount and composition of AUM, distribution sources, expense levels, redemption rates, stock repurchases and the financial markets and other conditions.  These statements are generally identified by the use of such words as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “forecast,” “estimate,” “expect,” “intend,” “plan,” “project,” “outlook,” “will,” “potential” and similar statements of a future or forward-looking nature.  Readers are cautioned that any forward-looking information provided by us or on our behalf is not a guarantee of future performance.  Actual results may differ materially from those contained in these forward-looking statements as a result of various factors, including but not limited to those discussed below.  If one or more events related to these or other risks, contingencies or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from those forecasted or expected.  Certain important factors that could cause actual results to differ materially from our expectations are disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2018, which include, without limitation:

●	The loss of existing distribution relationships or inability to access new distribution relationships;

●	A reduction in our AUM on short notice, through increased redemptions in our distribution channels or our Funds, particularly those Funds with a high concentration of assets, or investors terminating their relationship with us or shifting their funds to other types of accounts with different rate structures;

●	The adverse ruling or resolution of any litigation, regulatory investigations and proceedings, or securities arbitrations by a federal or state court or regulatory body;

●	Changes in our business model, operations and procedures, including our methods of distributing our proprietary products, as a result of evolving fiduciary standards;

●	The introduction of legislative or regulatory proposals or judicial rulings that change the independent contractor classification of our financial advisors at the federal or state level for employment tax or other employee benefit purposes;

●	A decline in the securities markets or in the relative investment performance of our Funds and other investment portfolios and products as compared to competing funds;

●	Our inability to reduce expenses rapidly enough to align with declines in our revenues due to various factors, including fee pressure, the level of our AUM or our business environment;

●	Non-compliance with applicable laws or regulations and changes in current legal, regulatory, accounting, tax or compliance requirements or governmental policies;

●	Our inability to attract and retain senior executive management and other key personnel to conduct our business;

●	A failure in, or breach of, our operational or security systems or our technology infrastructure, or those of third parties on which we rely; and

●	Our inability to implement new information technology and systems, or our inability to complete such implementation in a timely or cost effective manner.

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

Our products are distributed through our unaffiliated channel, or through our wealth management channel by Advisors. Through our institutional channel, we distribute an array of investment styles to a variety of clients.

Through our unaffiliated channel, we distribute mutual funds through broker-dealers, retirement platforms and registered investment advisers through a team of external and internal wholesalers.

In our wealth management channel, we had 967 Advisors and 380 licensed advisor associates as of June 30, 2019, for a total of 1,347 licensed individuals associated with W&R who operate out of offices located throughout the United States and provide financial advice for retirement, education funding, estate planning and other financial needs for clients.

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

Operating Results

●	Net income attributable to Waddell & Reed Financial, Inc. for the second quarter 2019 was $33.9 million, or $0.45 per diluted share, compared to $44.5 million, or $0.55 per diluted share, during the second quarter of 2018. The second quarter of 2019 included an income tax charge related to shortfalls from the vesting of restricted shares of $2.4 million ($0.03 per diluted share). In addition, both the first and second quarters of 2019 included a benefit from unrealized gains on our seed and corporate investment portfolios of approximately $0.06 per diluted share.

●	Revenues of $270.2 million during the second quarter of 2019 decreased 9% compared to the second quarter of 2018. Operating expenses of $228.9 million during the second quarter of 2019 decreased 3% compared to the same quarter in 2018. The operating margin was 15.3% during the second quarter of 2019, compared to 19.7% during the second quarter of 2018.

●	AUM ended the quarter at $71.9 billion, a decrease of 9% compared to the second quarter of 2018. Increased volatility in the equity markets during the quarter again led to slower sales in key products as investors preferred lower-risk fixed income and money market funds. Redemptions improved 26% compared to the second quarter of 2018, as the prior year included elevated, event-driven institutional redemptions.

●	Wealth management AUA ended the quarter at $57.4 billion, a slight increase compared to the same quarter in 2018 due to market appreciation. Average trailing 12-month productivity per Advisor increased to $408 thousand in the second quarter of 2019 compared to $314 thousand in the second quarter of 2018, as we continue to focus on higher performing Advisors.

●	During the second quarter of 2019, we returned $55.7 million of capital to stockholders through dividends and share repurchases, compared to $60.7 million in the same period in 2018. We repurchased 2,142,894 shares during the second quarter of 2019 at a weighted average share price of $17.18.

●	Our balance sheet remains solid and we ended the second quarter of 2019 with cash and investments of $851.9 million, excluding restricted cash and cash and investments of redeemable noncontrolling interests in consolidated sponsored funds.

●	During the second quarter of 2019, we announced additional actions to enhance organizational agility and accelerate our business transformation, including the hiring of a new Chief Investment Officer, the intent to outsource the transactional processing operations of our internal transfer agency and that we are evaluating options for a new corporate headquarters.

●	Within our wealth management channel, WaddellONE was launched during the second quarter of 2019, a centralized advisor desktop platform to allow Advisors access to several existing technology partners through one desktop solution. Additionally, MAPDirect was added to advisory program offerings during the second quarter of 2019, offering clients and Advisors access to more than 1,800 individual mutual funds and nearly 200 exchange-traded funds (ETFs).

Assets Under Management

During the second quarter of 2019, AUM slightly increased to $71.9 billion from $71.7 billion at March 31, 2019 due to market appreciation of $2.6 billion, offset by net outflows of $2.4 billion.

Change in Assets Under Management (1)

	Three months ended June 30, 2019
			Wealth
	Unaffiliated(2)	Institutional	Management	Total
	(in millions)
Beginning Assets	$27,506	4,053	40,095	71,654

Sales (3)	1,291	54	789	2,134
Redemptions	(2,441)	(440)	(1,609)	(4,490)
Net Exchanges	303	25	(328)	—
Net Flows	(847)	(361)	(1,148)	(2,356)

Market Action	886	195	1,497	2,578
Ending Assets	$27,545	3,887	40,444	71,876

	Three months ended June 30, 2018
			Wealth
	Unaffiliated(2)	Institutional	Management	Total
	(in millions)
Beginning Assets	$31,055	6,449	42,707	80,211

Sales (3)	1,779	153	1,002	2,934
Redemptions	(2,646)	(1,652)	(1,770)	(6,068)
Net Exchanges	284	—	(284)	—
Net Flows	(583)	(1,499)	(1,052)	(3,134)

Market Action	310	300	964	1,574
Ending Assets	$30,782	5,250	42,619	78,651

Change in Assets Under Management (continued) (1)

During the first six months of 2019, AUM increased 9% to $71.9 billion from $65.8 billion at December 31, 2018 due to market appreciation of $10.2 billion, partially offset by net outflows of $4.2 billion.

	Six months ended June 30, 2019
			Wealth
	Unaffiliated(2)	Institutional	Management	Total
	(in millions)
Beginning Assets	$24,977	3,655	37,177	65,809

Sales (3)	2,885	195	1,541	4,621
Redemptions	(4,748)	(797)	(3,233)	(8,778)
Net Exchanges	580	25	(605)	—
Net Flows	(1,283)	(577)	(2,297)	(4,157)

Market Action	3,851	809	5,564	10,224
Ending Assets	$27,545	3,887	40,444	71,876

	Six months ended June 30, 2018
			Wealth
	Unaffiliated(2)	Institutional	Management	Total
	(in millions)
Beginning Assets	$31,133	6,289	43,660	81,082

Sales (3)	4,025	705	2,002	6,732
Redemptions	(5,339)	(2,257)	(3,727)	(11,323)
Net Exchanges	531	—	(531)	—
Net Flows	(783)	(1,552)	(2,256)	(4,591)

Market Action	432	513	1,215	2,160
Ending Assets	$30,782	5,250	42,619	78,651

(1)	Includes all activity of the Funds and institutional and separate accounts, including money market funds and transactions at net asset value, accounts for which we receive no commissions.

(2)	Unaffiliated includes National channel (home office and wholesale), Defined Contribution Investment Only, Registered Investment Advisor and Variable Annuity.

(3)	Sales consists of gross sales (net of sales commissions) and includes net reinvested dividends, capital gains and investment income.

Average Assets Under Management

Average AUM, which are generally more indicative of trends in revenue from investment management services than the change in ending AUM, are presented below.

	Three months ended June 30, 2019
			Wealth
	Unaffiliated	Institutional	Management	Total
	(in millions)
Asset Class:
Equity	$21,581	3,797	29,739	$55,117
Fixed Income	5,265	20	9,304	14,589
Money Market	97	—	1,557	1,654
Total	$26,943	3,817	40,600	$71,360

	Three months ended June 30, 2018
			Wealth
	Unaffiliated	Institutional	Management	Total
	(in millions)
Asset Class:
Equity	$25,045	5,664	31,795	$62,504
Fixed Income	5,710	79	9,888	15,677
Money Market	91	—	1,722	1,813
Total	$30,846	5,743	43,405	$79,994

	Six months ended June 30, 2019
			Wealth
	Unaffiliated	Institutional	Management	Total
	(in millions)
Asset Class:
Equity	$21,363	3,872	29,271	$54,506
Fixed Income	5,221	20	9,294	14,535
Money Market	102	—	1,595	1,697
Total	$26,686	3,892	40,160	$70,738

	Six months ended June 30, 2018
			Wealth
	Unaffiliated	Institutional	Management	Total
	(in millions)
Asset Class:
Equity	$24,982	6,026	32,420	$63,428
Fixed Income	5,755	86	10,068	15,909
Money Market	93	—	1,767	1,860
Total	$30,830	6,112	44,255	$81,197

Assets Under Administration

AUA includes both client assets invested in the Funds and in other companies’ products that are distributed through W&R and held in brokerage accounts or within our fee-based asset allocation programs. AUA are presented below.

(in millions)	June 30, 2019	June 30, 2018
AUA
Advisory assets	$24,789	22,868
Non-advisory assets	32,641	34,210
Total assets under administration	$57,430	57,078

	Three months ended	Three months ended
(in millions)	June 30, 2019	June 30, 2018
Net new advisory assets (1)	$253	315
Net new non-advisory assets (1), (2)	(885)	(916)
Total net new assets (1), (2)	$(632)	(601)

Annualized advisory AUA growth (3)	4.3%	5.7%
Annualized AUA growth (3)	(4.5)%	(4.3)%

	Six months ended	Six months ended
(in millions)	June 30, 2019	June 30, 2018
Net new advisory assets (1)	$473	707
Net new non-advisory assets (1), (2)	(1,705)	(1,900)
Total net new assets (1), (2)	$(1,232)	(1,193)

Annualized advisory AUA growth (3)	4.5%	6.5%
Annualized AUA growth (3)	(4.8)%	(4.2)%

	June 30, 2019	June 30, 2018
Advisors and advisor associates	1,347	1,469
Average trailing 12-month production per Advisor (4) (in thousands)	$408	314
__________________________
(1)	Net new assets are calculated as total client deposits and net transfers less client withdrawals.

(2)	Excludes activity related to products held outside of our wealth management platform. These assets represent less than 10% of total AUA.

(3)	Annualized growth is calculated as annualized total net new assets divided by beginning AUA.

(4)	Production per Advisor is calculated as trailing 12-month Total Underwriting and distribution fees less “other” underwriting and distribution fees divided by the average number of Advisors. “Other” underwriting and distribution fees predominantly include fees paid by Advisors for programs and services.

Results of Operations — Three and Six Months Ended June 30, 2019 as Compared with Three and Six Months Ended June 30, 2018

Total Revenues

Total revenues decreased 9% to $270.2 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.  For the six months ended June 30, 2019, total revenues decreased $63.4 million, or 11%, compared to the same period in the prior year.

	Three months ended
	June 30,
	2019	2018	Variance
	(in thousands, except percentage data)
Investment management fees	$112,870	130,391	(13)%
Underwriting and distribution fees	133,495	137,873	(3)%
Shareholder service fees	23,789	27,074	(12)%
Total revenues	$270,154	295,338	(9)%

	Six months ended
	June 30,
	2019	2018	Variance
	(in thousands, except percentage data)
Investment management fees	$222,632	264,083	(16)%
Underwriting and distribution fees	259,740	275,914	(6)%
Shareholder service fees	47,192	52,956	(11)%
Total revenues	$529,564	592,953	(11)%

Investment Management Fee Revenues

Investment management fee revenues for the second quarter of 2019 decreased $17.5 million, or 13%, from the second quarter of 2018.  For the six month period ending June 30, 2019, investment management fee revenues decreased $41.5 million, or 16%, compared to the same period in 2018.  For both comparative periods, the decrease was due to lower average AUM and a lower effective management fee rate.  The effective management fee rate decrease is due to fee waivers from previously disclosed fee reductions in selected mutual funds implemented as of July 31, 2018.

The following table summarizes investment management fee revenues, related average AUM, fee waivers and investment management fee rates for the three and six months ended June 30, 2019 and 2018.

	Three months ended June 30,
	2019	2018	Variance
	(in thousands, except for management fee rate and average assets)
Investment management fees (net)	$109,007	124,766	(13)%
Average assets (in millions)	$67,543	74,250	(9)%
Management fee rate (net)	0.6473%	0.6740%
Total fee waivers	$7,268	3,135	132%
Institutional investment management fees (net)	$3,863	5,625	(31)%
Institutional average assets (in millions)	$3,817	5,743	(34)%
Institutional management fee rate (net)	0.4059%	0.4099%

	Six months ended June 30,
	2019	2018	Variance
	(in thousands, except for management fee rate and average assets)
Investment management fees (net)	$214,752	252,429	(15)%
Average assets (in millions)	66,846	75,084	(11)%
Management fee rate (net)	0.6479%	0.6780%
Total fee waivers	$13,974	5,446	157%
Institutional investment management fees (net)	$7,880	11,654	(32)%
Institutional average assets (in millions)	3,892	6,112	(36)%
Institutional management fee rate (net)	0.4083%	0.4048%

Revenues from investment management services provided to our retail mutual funds, which are distributed through the unaffiliated and wealth management channels, decreased 13% in the second quarter of 2019 and 15% for the six months ended June 30, 2019, compared to the same periods in 2018.  These decreases were due to a decrease in average AUM and an increase in fee waivers related to fee reductions in selected mutual funds that were implemented as of July 31, 2018.  Fee waivers are recorded as an offset to investment management fees up to the amount of fees earned.

Institutional account revenues in the second quarter of 2019 decreased $1.8 million compared to the second quarter of 2018.  For the six months ended June 30, 2019, institutional account revenues decreased $3.8 million compared to the same period in 2018.  The decreases for both comparative periods were due to decreases in average AUM due to elevated event-driven redemptions.

		Annualized long-term redemption rates
		(excludes money market redemptions)
	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Unaffiliated channel	36.7%	34.9%	36.2%	35.3%
Institutional channel	46.1%	115.4%	41.3%	74.5%
Wealth Management channel	13.8%	14.4%	14.2%	14.8%
Total	24.3%	29.8%	24.1%	27.2%

The long-term redemption rate for the three and six months ended June 30, 2019 slightly increased in the unaffiliated channel and slightly decreased in the wealth management channel as compared to the three and six months ended June 30, 2018.  For both comparative periods, the long-term redemption rate has decreased in the institutional channel, primarily due to client redemptions of $1.3 billion from our Core Equity and Large Cap Growth strategies during the second quarter of 2018.  Of the previously mentioned $0.5 billion of redemptions in the institutional channel for which we have been notified, $0.3 million was redeemed during the second quarter of 2019 and the remainder is expected to be redeemed later in 2019. Prolonged redemptions in any of our distribution channels could negatively affect revenues in future periods.

The current year-to-date industry average redemption rate, based on data provided by the Investment Company Institute, was 22.8%, versus our rate of 24.1% in total and 23.1% excluding the institutional channel.

Underwriting and Distribution Fee Revenues

The following tables summarize the significant components of underwriting and distribution fee revenues by distribution channel:

	For the three months ended June 30, 2019
		Wealth
	Unaffiliated	Management	Total
	(in thousands)
Underwriting and distribution fee revenues
Fee-based asset allocation product revenues	$—	70,220	70,220
Rule 12b-1 service and distribution fees	16,329	16,327	32,656
Sales commissions on front-end load mutual fund and variable annuity products	488	12,302	12,790
Sales commissions on other products	—	8,497	8,497
Other revenues	83	9,249	9,332
Total	$16,900	116,595	133,495

	For the three months ended June 30, 2018
		Wealth
	Unaffiliated	Management	Total
	(in thousands)
Underwriting and distribution fee revenues
Fee-based asset allocation product revenues	$—	66,580	66,580
Rule 12b-1 service and distribution fees	20,051	18,109	38,160
Sales commissions on front-end load mutual fund and variable annuity products	507	13,823	14,330
Sales commissions on other products	—	9,065	9,065
Other revenues	148	9,590	9,738
Total	$20,706	117,167	137,873

	For the six months ended June 30, 2019
		Wealth
	Unaffiliated	Management	Total
	(in thousands)
Underwriting and distribution fee revenues
Fee-based asset allocation product revenues	$—	135,450	135,450
Rule 12b-1 service and distribution fees	32,511	32,015	64,526
Sales commissions on front-end load mutual fund and variable annuity products	926	24,322	25,248
Sales commissions on other products	—	16,103	16,103
Other revenues	175	18,238	18,413
Total	$33,612	226,128	259,740

	For the six months ended June 30, 2018
		Wealth
	Unaffiliated	Management	Total
	(in thousands)
Underwriting and distribution fee revenues
Fee-based asset allocation product revenues	$—	132,097	132,097
Rule 12b-1 service and distribution fees	41,027	36,486	77,513
Sales commissions on front-end load mutual fund and variable annuity products	977	28,249	29,226
Sales commissions on other products	—	17,487	17,487
Other revenues	333	19,258	19,591
Total	$42,337	233,577	275,914

Underwriting and distribution revenues earned in the second quarter of 2019 decreased by $4.4 million, or 3%, compared to the second quarter of 2018.  For the six months ended June 30, 2019, underwriting and distribution revenues decreased by $16.2 million, or 6%, compared to the six months ended June 30, 2018.  For both comparative periods, the decreases were primarily driven by a decrease in Rule 12b-1 asset-based service and distribution fees and commissionable sales across both channels, partially offset by increases in fee-based asset allocation revenues.  Rule 12b-1 asset-based service and distribution fees decreased due to a decrease in average mutual fund AUM for which we earn Rule 12b-1 revenues. Additionally, sales commissions decreased primarily due to a decrease in mutual fund and variable annuity product commissionable sales.  Fee-based asset allocation product revenues increased due to an increase in fee-based asset allocation assets.

Shareholder Service Fee Revenue

During the second quarter of 2019, shareholder service fee revenue decreased $3.3 million, or 12%, compared to the second quarter of 2018.  For the six months ended June 30, 2019, shareholder service fee revenue decreased $5.8 million, or 11%, as compared to the same period for 2018.  Decreases for both comparative periods were primarily due to a decrease in the number of accounts and assets on which these fees are based, in part due to fund mergers in 2018.

Total Operating Expenses

Operating expenses for the second quarter of 2019 decreased $8.2 million, or 3%, compared to the second quarter of 2018, primarily due to decreased compensation and benefits and general and administrative costs, partially offset by increased distribution expense.  For the six months ended June 30, 2019, operating expenses decreased $22.0 million, or 5%, compared to the six months ended June 30, 2018, primarily due to decreased compensation and benefits and general and administrative costs.

	Three months ended
	June 30,
	2019	2018	Variance
	(in thousands)
Distribution	$116,477	114,315	2%
Compensation and benefits	61,876	65,828	(6)%
General and administrative	16,037	19,143	(16)%
Technology	16,442	17,235	(5)%
Occupancy	6,701	6,969	(4)%
Marketing and advertising	2,399	2,896	(17)%
Depreciation	5,228	5,819	(10)%
Subadvisory fees	3,715	3,683	1%
Intangible asset impairment	—	1,200	(100)%
Total operating expenses	$228,875	237,088	(3)%

	Six months ended
	June 30,
	2019	2018	Variance
	(in thousands)
Distribution	$226,271	228,785	(1)%
Compensation and benefits	126,719	134,613	(6)%
General and administrative	30,741	38,681	(21)%
Technology	32,750	33,879	(3)%
Occupancy	13,416	13,933	(4)%
Marketing and advertising	4,363	5,177	(16)%
Depreciation	11,229	11,121	1%
Subadvisory fees	7,272	7,391	(2)%
Intangible asset impairment	—	1,200	(100)%
Total operating expenses	$452,761	474,780	(5)%

Distribution expenses for the second quarter of 2019 increased by $2.2 million, or 2%, compared to the second quarter of 2018.  The increase was primarily due to enhancements to the Advisor compensation grid starting in 2019, which increased expense in the wealth management channel, and was partially offset by a decrease in average mutual fund AUM for which we pay Rule 12b-1 commissions to third party distributors.

For the six months ended June 30, 2019, distribution expenses decreased $2.5 million, or 1%, compared to the same period for 2018.  The decrease was primarily due to a decrease in average mutual fund AUM for which we pay Rule 12b-1 commissions to third party distributors and was partially offset by increased expenses due to enhancements to the Advisor compensation grid starting in 2019, which increased expense in the wealth management channel.

Compensation and benefits during the second quarter of 2019 decreased $4.0 million, or 6%, compared to the same period of 2018, primarily due to severance costs in the second quarter of 2018.  For the six months ended June 30, 2019, compensation and benefits expenses decreased $7.9 million, or 6%, primarily due to a decrease in share-based compensation primarily due to previously issued awards vesting fully, a decrease in severance costs and lower headcount.  During the quarter, the Company announced certain actions to enhance organizational agility and accelerate business transformation, including its intent to outsource the transactional processing operations of its internal transfer agency.  Affected employees will be eligible to receive benefits under the Company’s severance pay plan, including severance pay and outplacement services.  The Company expects to record a pre-tax restructuring charge for severance benefits in a range of $4-6 million to be incurred across the third and fourth quarters of 2019.

General and administrative expenses for the second quarter of 2019 decreased $3.1 million, or 16%, compared to the second quarter of 2018. The decrease was primarily due to decreases in contractor, legal and consulting costs due to the completion of significant projects in 2018.

For the six months ended June 30, 2019, general and administrative expenses decreased $7.9 million, or 21%, compared to the six months ended June 30, 2018.  The decrease was primarily due to decreases in contractor, legal and consulting costs due to the completion of significant projects in 2018. Fund expenses also decreased for the comparative period primarily due to decreased fee waivers in excess of revenue on certain products.

Technology, occupancy and marketing and advertising expenses for the second quarter of 2019 decreased a combined $1.6 million, or 6%, as compared to the second quarter of 2018 and decreased $2.5 million, or 5%, compared to the same period in 2018. Technology costs decreased due to lower shareholder servicing expense resulting from fewer accounts.  Occupancy costs decreased as we realized cost savings from the closure of our field offices.  Marketing and advertising expenses decreased due to timing of marketing spend.

The second quarter of 2018 included an intangible impairment charge of $1.2 million related to a terminated subadvisory agreement.

Investment and Other Income

Investment and other income for the three and six months ended June 30, 2019 increased $8.2 million and $14.8 million, respectively, compared to the same periods in 2018 primarily due to market appreciation, net of hedging activity, and an increase in interest income in our corporate investment portfolio primarily due to higher assets.

Taxes

The following table reconciles the statutory federal income tax rate with our effective income tax rate from continuing operations for the three and six months ended June 30, 2019 and 2018:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	2.8	2.9	2.8	2.9
Share-based compensation	4.5	8.1	2.6	3.6
Deferred inventory adjustment	—	2.2	—	1.1
Federal and state tax incentives	—	(2.0)	—	(1.0)
Uncertain tax positions	0.4	(9.7)	0.3	(4.6)
Other items	0.4	0.6	0.3	0.8
Effective income tax rate	29.1%	23.1%	27.0%	23.8%

Our effective income tax rate was 29.1% for the three months ended June 30, 2019, as compared to 23.1% for the same period in 2018, an increase of 6.0%.  During the three months ended June 30, 2018, the company finalized a Voluntary Disclosure Agreement with a state tax jurisdiction and recognized tax benefits on the reversal of previously recorded uncertain tax expense.  The tax impact of share-based compensation created a tax shortfall in both years due to the reduction in value of restricted stock from issuance to vesting, but the impact was greater in 2018.  Our effective income tax rate was 27.0% and 23.8% for the six months ended June 30, 2019 and 2018, respectively, an increase of 3.2%.  The main drivers for the increased rate in the six-month comparison period were the same as those that impacted the rate in the three-month period.

The Company expects continued future volatility in its effective tax rate as the tax effects of share-based compensation will be impacted by market fluctuations in our stock price. The future effective tax rate could also experience volatility from federal and state tax incentives, unanticipated federal and state tax legislative changes, and unanticipated fluctuations in earnings.

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

Expected long-term capital requirements include interest on indebtedness and maturities of outstanding debt, operating leases and purchase obligations. Other possible long-term discretionary uses of cash could include capital expenditures for enhancement of technology infrastructure, strategic acquisitions, payment of dividends, seed money for new products, and repurchases of our Class A common stock.

Our operations provide much of the cash necessary to fund our priorities, as follows:

●	Repurchase our stock
●	Pay dividends
●	Finance growth objectives

Our existing capital return policy is designed to provide financial flexibility to invest in our business, support ongoing operations and maintain a strong balance sheet, while continuing to provide a very competitive return to stockholders.  The components of the capital return policy are described below.

Repurchase Our Stock

We repurchased 2,142,894 shares and 2,098,625 shares of our Class A common stock in the open market or privately during the three months ended June 30, 2019 and 2018, respectively, resulting in share repurchases of $36.8 million and $40.1 million, respectively.

In connection with our existing capital return policy, we expect to complete the two-year initiative to repurchase $250 million of our Class A common stock by late 2019, which is inclusive of buybacks to offset dilution of our equity grants.  We continue to engage in an opportunistic share repurchase plan to fulfill the targeted buybacks. We have repurchased $231.8 million of our Class A common stock at a weighted average share price of $18.91 since the announcement of this policy in the fourth quarter of 2017.

Pay Dividends

We paid quarterly dividends on our Class A common stock that resulted in financing cash outflows of $38.2 million and $41.5 million for the first six months of 2019 and 2018, respectively.

The Board of Directors approved a dividend on our Class A common stock of $0.25 per share that was paid on August 1, 2019 to stockholders of record on July 11, 2019.

Finance Growth Objectives

We use cash to fund growth in our distribution channels. We continue to invest in our wealth management channel by offering home office resources, wholesaling efforts and enhanced technology tools, including the modernization of our brokerage and product platforms. Our unaffiliated channel requires cash outlays for wholesaler commissions and commissions to third parties on deferred-load product sales. We also provide seed money for new products to further enhance our product offerings and distribution efforts.  As we continue to advance our investment in improved technology, we expect increased costs in this area in the near term.

Cash Flows

Cash from operations is our primary source of funds. Cash from operations decreased $149.9 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.  The decrease is primarily due to a decrease in net income, change in investment gains/losses, net change in equity and trading debt securities held by consolidated sponsored funds and fluctuations in assets and liabilities, as described below.

The payable to investment companies for securities, payable to customers and other receivables accounts can fluctuate significantly based on trading activity at the end of a reporting period.  Changes in these accounts resulted in variances within cash from operations on the statement of cash flows; however, there is no impact to the Company’s liquidity and operations for the variances in these accounts. During the quarter, cash provided by operations was $23.1 million and was reduced due to a decrease in restricted cash balances of $30.9 million related to customer trading activity.  Without the impact of customer trading activity on our cash activity, cash flows from operations would have been greater for the period.

Investing activities consist primarily of the seeding and sale of sponsored investment securities, purchases and maturities of investments held in our corporate investment portfolio and capital expenditures.

Financing activities include payment of dividends and repurchases of our Class A common stock.  Additionally, in the first quarter of 2018, financing activities included repayment of our $95.0 million Series A senior unsecured notes at maturity.   Future financing cash outflows will be affected by the existing capital return policy.

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

The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2019, have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.

The Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Part II.	Other Information

Item 1.	Legal Proceedings

See Part I, Item 1, Notes to the Unaudited Consolidated Financial Statements, Note 12 – Contingencies, of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

Except as noted below, there have been no material changes to the Company’s Risk Factors from those previously reported in the Company’s 2018 Form 10-K.

Regulatory Risk Is Substantial In Our Business And Regulatory Reforms Could Have A Material Adverse Effect On Our Business, Reputation And Prospects.

In June 2019, the SEC adopted a package of rulemakings and interpretations, including Regulation Best Interest and the new Form CRS Relationship Summary (“Form CRS”), which are intended to enhance the quality and transparency of retail investors’ relationships with broker-dealers and investment advisers.  Regulation Best Interest enhances the broker-dealer standard of conduct beyond existing suitability obligations and requires compliance with disclosure, care, conflict of interest and compliance obligations.  Form CRS requires broker-dealers and registered investment advisers to provide a brief relationship summary to retail investors, including (i) the types of client and customer relationships and services the firm offers, (ii) the fees, costs, conflicts of interest and required standard of conduct associated with those relationships and services, (iii) whether the firm and its financial professionals currently have reportable legal or disciplinary history; and (iv) how to obtain additional information about the firm.  The compliance date for Regulation Best Interest and Form CRS is June 30, 2020.  These regulations may have a material impact on the provision of investment services to retail investors, including imposing additional compliance, reporting and operational requirements, which could negatively affect our business.

Specific references in the Risk Factors reported in the Company’s 2018 Form 10-K regarding the impact that new fiduciary standards may have on the Company should be read to include best interest standards, including the SEC’s Regulation Best Interest.

We remain subject to various state and federal laws and regulations related to data privacy and protection of data we maintain concerning certain individuals, including Fund shareholders, our clients, Advisors’ clients and our employees.  For example, the State of California recently enacted the California Consumer Privacy Act of 2018, which will be effective January 1, 2020 and, among other things, creates detailed notice, opt-out/opt-in, access and erasure rights for consumers vis-à-vis business that collect their personal information, and provides a new private cause of action for data breaches.  Other states have enacted or proposed, or in the future may enact, similar data privacy and protection legislation.  Privacy and data protection laws and regulations could impose significant limitations, require changes to our business, restrict our use or storage of personal information and subject us to legal liability or regulatory action, which may result in increased compliance expenses, fines or penalties, the termination of client contracts, costly mitigation activities and harm to our reputation.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information about the shares of Class A common stock we repurchased during the second quarter of 2019.

			Total Number of	Maximum Number (or
			Shares	Approximate Dollar
			Purchased as	Value) of Shares That
	Total Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under The
Period	Purchased	per Share	Program (1)	Program (1)
April 1 - April 30	650,910	$17.84	360,000	n/a
May 1 - May 31	705,000	17.20	705,000	n/a
June 1 - June 30	786,984	16.62	786,984	n/a
Total	2,142,894	$17.18	1,851,984
(1)	In October 2012, our Board of Directors approved a program to repurchase shares of our Class A common stock on the open market. Under the repurchase program, we are authorized to repurchase, in any seven-day period, the greater of (i) 3% of our outstanding Class A common stock or (ii) $50 million of our Class A common stock. We may repurchase our Class A common stock in privately negotiated transactions or through the New York Stock Exchange, other national or regional market systems, electronic communication networks or alternative trading systems. Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased.

During the second quarter of 2019, 290,910 shares were purchased in connection with funding employee income tax withholding obligations arising from the vesting of restricted shares.

In connection with our existing capital return policy, we expect to complete the two-year initiative to repurchase $250 million of our Class A common stock by late 2019, which is inclusive of buybacks to offset dilution of our equity grants.  We continue to engage in an opportunistic share repurchase plan to fulfill the targeted buybacks, having repurchased $231.8 million of our Class A common stock at a weighted average share price of $18.91 since the fourth quarter of 2017.

Item 5.	Other Information

On July 31, 2019, our Board of Directors appointed Mr. Michael J. Daley, Vice President – Chief Accounting Officer, Investor Relations and Treasurer and designated Mr. Daley as the Company’s Principal Accounting Officer, effective upon filing this Quarterly Report on Form 10-Q.  The roles of Treasurer and Principal Accounting Officer were previously held by Benjamin R. Clouse, who continues as Senior Vice President, Chief Financial Officer and Principal Financial Officer.  Mr. Daley, age 37, joined the Company in April 2018 as Vice President – Corporate Controller and most recently served as Vice President – Corporate Controller and Investor Relations.  Prior to joining the Company, Mr. Daley worked for National Bank Holdings Corporation from September 2011 to April 2018 in various roles, most recently as Senior Vice President, Chief Accounting Officer & Controller.  Prior to that, he served in various roles in the audit practice of Deloitte, LLP for approximately six years.  Mr. Daley holds a CPA designation and a FINRA Series 27 Financial and Operations Principal license and received Bachelor of Science in Finance and Accounting from the University of Nebraska.

Mr. Daley will continue to participate in the Company's management incentive compensation program and be eligible to participate in the Company's health and welfare plans and 401(k) plan.  There is no arrangement or understanding between Mr. Daley and any other person pursuant to which he was elected as an officer of the Company and there are no familial relationships between Mr. Daley and any of the Company's directors or executive officers.  There are no transactions to which the Company is a party and in which Mr. Daley has a direct or indirect material interest that would be required to be disclosed under Item 404(a) of Regulation S-K.  Additionally, Mr. Daley does not have an employment agreement with the Company.

Item 6.	Exhibits

31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer

32.1**	Section 906 Certification of Chief Executive Officer

32.2**	Section 906 Certification of Chief Financial Officer

101*

Materials from the Waddell & Reed Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline Extensible Business Reporting Language (iXBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Unaudited Consolidated Financial Statements, tagged in detail.

*     Filed herewith

**   Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 2nd day of August 2019.

WADDELL & REED FINANCIAL, INC.

By:	/s/ Philip J. Sanders
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Benjamin R. Clouse
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)