Form 10-Q
period 2019-09-30
WADDELL & REED FINANCIAL INC
filed 2019-11-01
CIK 1052100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Class	Outstanding as of October 25, 2019
Class A common stock, $.01 par value	70,323,231

WADDELL & REED FINANCIAL, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

Quarter Ended September 30, 2019

		Page No.

Part I.	Financial Information

Item 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets at September 30, 2019 and December 31, 2018	3

	Consolidated Statements of Income for the three and nine months ended September 30, 2019 and September 30, 2018	4

	Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and September 30, 2018	5

	Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interests for the three and nine months ended September 30, 2019 and September 30, 2018	6

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and September 30, 2018	7

	Notes to the Unaudited Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	37

Part II.	Other Information

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 6.	Exhibits	39

	Signatures	40

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	September 30,
	2019	December 31,
	(Unaudited)	2018
Assets:
Cash and cash equivalents	$162,567	231,997
Cash and cash equivalents - restricted	23,350	59,558
Investment securities	691,616	617,135
Receivables:
Funds and separate accounts	14,752	18,112
Customers and other	98,667	151,515
Prepaid expenses and other current assets	20,464	27,164
Total current assets	1,011,416	1,105,481

Property and equipment, net	49,785	63,429
Goodwill and identifiable intangible assets	145,869	145,869
Deferred income taxes	6,775	12,321
Other non-current assets	41,261	16,979
Total assets	$1,255,106	1,344,079

Liabilities:
Accounts payable	$17,095	26,253
Payable to investment companies for securities	31,022	100,085
Payable to third party brokers	18,036	19,891
Payable to customers	49,294	86,184
Accrued compensation	67,432	54,129
Other current liabilities	87,946	51,580
Total current liabilities	270,825	338,122

Long-term debt	94,908	94,854
Accrued pension and postretirement costs	822	798
Other non-current liabilities	32,108	15,392
Total liabilities	398,663	449,166

Redeemable noncontrolling interests	16,913	11,463

Stockholders’ equity:
Preferred stock—$1.00 par value: 5,000 shares authorized; none issued	—	—
Class A Common stock—$0.01 par value: 250,000 shares authorized; 99,701 shares issued; 71,211 shares outstanding (76,790 at December 31, 2018)	997	997
Additional paid-in capital	303,138	311,264
Retained earnings	1,242,677	1,198,445
Cost of 28,490 common shares in treasury (22,911 at December 31, 2018)	(710,565)	(627,587)
Accumulated other comprehensive income	3,283	331
Total stockholders’ equity	839,530	883,450

Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,255,106	1,344,079

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited, in thousands, except for per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018

Revenues:
Investment management fees	$111,806	129,302	$334,438	393,385
Underwriting and distribution fees	135,787	140,308	395,527	416,222
Shareholder service fees	23,087	25,508	70,279	78,464
Total	270,680	295,118	800,244	888,071

Operating expenses:
Distribution	117,425	116,591	343,696	345,376
Compensation and benefits (including share-based compensation of $11,580, $12,856, $35,471, and $42,526, respectively)	64,999	64,561	191,718	199,174
General and administrative	16,680	17,559	47,421	56,240
Technology	15,019	15,414	47,769	49,293
Occupancy	5,684	7,148	19,100	21,081
Marketing and advertising	2,134	2,461	6,497	7,638
Depreciation	4,833	8,141	16,062	19,262
Subadvisory fees	3,882	3,767	11,154	11,158
Intangible asset impairment	—	—	—	1,200
Total	230,656	235,642	683,417	710,422

Operating income	40,024	59,476	116,827	177,649
Investment and other income	5,212	1,697	23,690	5,354
Interest expense	(1,562)	(1,555)	(4,662)	(4,908)

Income before provision for income taxes	43,674	59,618	135,855	178,095
Provision for income taxes	10,175	13,105	35,036	41,355
Net income	33,499	46,513	100,819	136,740
Net income (loss) attributable to redeemable noncontrolling interests	445	208	1,763	(380)
Net income attributable to Waddell & Reed Financial, Inc.	$33,054	46,305	$99,056	137,120

Net income per share attributable to Waddell and Reed Financial, Inc. common shareholders, basic and diluted:	$0.46	0.58	$1.33	1.69

Weighted average shares outstanding, basic and diluted:	72,387	79,595	74,446	81,372

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018

Net income	$33,499	46,513	$100,819	136,740

Other comprehensive income:

Unrealized gain (loss) on available for sale investment securities during the period, net of income tax expense (benefit) of $92, $80, $1,011 and $(218), respectively	296	262	3,235	(700)

Postretirement benefit, net of income tax benefit of $(30), $(7), $(88) and $(22), respectively	(94)	(24)	(283)	(70)

Comprehensive income	33,701	46,751	103,771	135,970
Comprehensive income (loss) attributable to redeemable noncontrolling interests	445	208	1,763	(380)
Comprehensive income attributable to Waddell & Reed Financial, Inc.	$33,256	46,543	$102,008	136,350

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interests

(Unaudited, in thousands)

	For the three months ended September 30,
						Accumulated		Redeemable
			Additional			Other	Total	Non
	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’	Controlling
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity	interest
Balance at June 30, 2018	99,701	$997	302,144	1,144,090	(560,181)	(1,332)	885,718	17,052
Net income	—	—	—	46,305	—	—	46,305	208
Net redemption of redeemable noncontrolling interests in sponsored funds	—	—	—	—	—	—	—	(1,127)
Recognition of equity compensation	—	—	9,228	78	—	—	9,306	—
Net issuance/forfeiture of nonvested shares	—	—	841	—	(841)	—	—	—
Dividends accrued, $0.25 per share	—	—	—	(19,688)	—	—	(19,688)	—
Repurchase of common stock	—	—	—	—	(28,369)	—	(28,369)	—
Other comprehensive income	—	—	—	—	—	238	238	—
Balance at September 30, 2018	99,701	$997	312,213	1,170,785	(589,391)	(1,094)	893,510	16,133

Balance at June 30, 2019	99,701	$997	294,487	1,227,314	(669,223)	3,081	856,656	15,115
Net income	—	—	—	33,054	—	—	33,054	445
Net subscription of redeemable noncontrolling interests in sponsored funds	—	—	—	—	—	—	—	1,353
Recognition of equity compensation	—	—	8,024	57	—	—	8,081	—
Net issuance/forfeiture of nonvested shares	—	—	627	—	(627)	—	—	—
Dividends accrued, $0.25 per share	—	—	—	(17,748)	—	—	(17,748)	—
Repurchase of common stock	—	—	—	—	(40,715)	—	(40,715)	—
Other comprehensive income	—	—	—	—	—	202	202	—
Balance at September 30, 2019	99,701	$997	303,138	1,242,677	(710,565)	3,283	839,530	16,913

	For the nine months ended September 30,
						Accumulated		Redeemable
			Additional			Other	Total	Non
	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’	Controlling
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity	interest
Balance at December 31, 2017	99,701	$997	301,410	1,092,394	(522,441)	524	872,884	14,509
Adoption of recognition and measurement of financial assets and liabilities guidance (ASU 2016-01) on January 1, 2018	—	—	—	812	—	(812)	—	—
Adoption of reclassification of tax effects from accumulated other comprehensive income (loss) guidance (ASU 2018-02) on January 1, 2018	—	—	—	36	—	(36)	—	—
Net income (loss)	—	—	—	137,120	—	—	137,120	(380)
Net subscription of redeemable noncontrolling interests in sponsored funds	—	—	—	—	—	—	—	2,004
Recognition of equity compensation	—	—	32,871	991	—	—	33,862	—
Net issuance/forfeiture of nonvested shares	—	—	(22,068)	—	22,068	—	—	—
Dividends accrued, $0.75 per share	—	—	—	(60,568)	—	—	(60,568)	—
Repurchase of common stock	—	—	—	—	(89,018)	—	(89,018)	—
Other comprehensive loss	—	—	—	—	—	(770)	(770)	—
Balance at September 30, 2018	99,701	$997	312,213	1,170,785	(589,391)	(1,094)	893,510	16,133

Balance at December 31, 2018	99,701	$997	311,264	1,198,445	(627,587)	331	883,450	11,463
Net income	—	—	—	99,056	—	—	99,056	1,763
Net subscription of redeemable noncontrolling interests in sponsored funds	—	—	—	—	—	—	—	3,687
Recognition of equity compensation	—	—	25,573	297	—	—	25,870	—
Net issuance/forfeiture of nonvested shares	—	—	(33,699)		33,699	—	—	—
Dividends accrued, $0.75 per share	—	—	—	(55,121)	—	—	(55,121)	—
Repurchase of common stock	—	—	—	—	(116,677)	—	(116,677)	—
Other comprehensive income	—	—	—	—	—	2,952	2,952	—
Balance at September 30, 2019	99,701	$997	303,138	1,242,677	(710,565)	3,283	839,530	16,913

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the nine months ended September 30,
	2019	2018

Cash flows from operating activities:
Net income	$100,819	136,740
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,057	19,262
Write-down of impaired assets	—	1,200
Amortization of deferred sales commissions	1,492	2,682
Share-based compensation	35,471	42,526
Investments (gain) loss, net	(25,916)	2,521
Net purchases, maturities, and sales of trading and equity securities	(47,641)	(4,387)
Deferred income taxes	4,622	5,307
Net change in equity securities and trading debt securities held by consolidated sponsored funds	16,697	71,452
Other	1,273	2,973
Changes in assets and liabilities:
Customer and other receivables	74,807	9,286
Payable to investment companies for securities and payable to customers	(105,953)	(14,394)
Receivables from funds and separate accounts	3,360	3,345
Other assets	19,599	7,650
Accounts payable and payable to third party brokers	(11,013)	(1,388)
Other liabilities	557	(21,042)
Net cash provided by operating activities	$84,231	263,733

Cash flows from investing activities:
Purchases of available for sale and equity method securities	(149,835)	(56,840)
Proceeds from sales of available for sale and equity method securities	19,667	1,157
Proceeds from maturities of available for sale securities	116,197	100,085
Additions to property and equipment	(4,189)	(1,831)
Net cash (used in) provided by investing activities	$(18,160)	42,571

Cash flows from financing activities:
Dividends paid	(56,560)	(61,531)
Repurchase of common stock	(118,668)	(88,166)
Repayment of short-term debt, net of debt issuance costs	—	(94,943)
Net subscriptions (redemptions, distributions and deconsolidations) of redeemable noncontrolling interests in sponsored funds	3,687	2,004
Other	(168)	—
Net cash used in financing activities	$(171,709)	(242,636)

Net (decrease) increase in cash, cash equivalents and restricted cash	(105,638)	63,668
Cash, cash equivalents, and restricted cash at beginning of period	291,555	235,985
Cash, cash equivalents, and restricted cash at end of period	$185,917	299,653

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Significant Accounting Policies

Waddell & Reed Financial, Inc. and Subsidiaries

Waddell & Reed Financial, Inc. (hereinafter referred to as the “Company,” “we,” “our” or “us”) is a holding company, incorporated in the state of Delaware in 1981, that conducts business through its subsidiaries. Founded in 1937, we are one of the oldest mutual fund complexes in the United States, having introduced the former Waddell & Reed Advisors group of mutual funds (the “Advisors Funds”) in 1940. Over time, we added additional mutual funds: Ivy Funds (the “Ivy Funds”); Ivy Variable Insurance Portfolios, our variable product offering (“Ivy VIP”); InvestEd Portfolios, our 529 college savings plan (“InvestEd”); and the Ivy High Income Opportunities Fund, a closed-end mutual fund (“IVH”). In 2016, we introduced the Ivy NextShares® exchange-traded managed funds (“Ivy NextShares”), which were liquidated in the third quarter of 2019 (collectively, Ivy Funds, Ivy VIP, InvestEd, IVH, and Ivy NextShares are referred to as the “Funds”).  In addition to the Funds, our assets under management (“AUM”) include institutional managed accounts.  As of September 30, 2019, we had $68.8 billion in AUM.

We derive our revenues from providing investment management and advisory services, investment product underwriting and distribution, and shareholder services administration to the Funds and institutional accounts. We also provide wealth management services, primarily to retail clients through Waddell & Reed, Inc. (“W&R”), and independent financial advisors associated with W&R (“Advisors”), who provide financial planning and advice to their clients. Investment management and advisory fees and certain underwriting and distribution revenues are based on the level of AUM and assets under administration (“AUA”) and are affected by sales levels, financial market conditions, redemptions and the composition of assets. Our underwriting and distribution revenues consist of fees earned on fee-based asset allocation programs and related advisory services, asset-based service and distribution fees promulgated under Rule 12b-1 of the Investment Company Act of 1940 (“Rule 12b-1”), distribution fees on certain variable products, and commissions derived from sales of investment and insurance products. The products sold have various commission structures and the revenues received from those sales vary based on the type and dollar amount sold. Shareholder service fee revenue includes transfer agency fees, custodian fees from retirement plan accounts, portfolio accounting and administration fees, and is earned based on client AUM or number of client accounts.  Our major expenses are for distribution of our products, compensation related costs, occupancy, general and administrative, and information technology.

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to enable a reasonable understanding of the information presented.  The information in this Quarterly Report on Form 10-Q should be read in conjunction with Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 (our “2018 Form 10-K”).  Certain amounts in the prior year’s financial statements have been reclassified for consistent presentation.

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

In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only a normal and recurring nature) necessary to present fairly our financial position at September 30, 2019 and the results of operations and cash flows for the three and nine months ended September 30, 2019 and 2018 in conformity with accounting principles generally accepted in the United States.

2.	New Accounting Guidance

In August 2018, FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company will adopt the provisions of this guidance on January 1, 2020 and expects to elect the prospective adoption approach, which does not require the restatement of prior years. While we continue to assess all of the effects of adoption, we currently believe the adoption of this ASU will not have a material impact on our operating income or net income as requirements under the standard are generally consistent with our current accounting for cloud computing arrangements, with the primary difference being the classification of certain information in our consolidated financial statements and related disclosures.

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

	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018
	(in thousands)		(in thousands)
Investment management fees:
Funds	$107,926	123,764	322,678	376,193
Institutional	3,880	5,538	11,760	17,192
Total investment management fees	$111,806	129,302	334,438	393,385
Underwriting and distribution fees:
Unaffiliated
Rule 12b-1 service and distribution fees	$16,003	19,707	48,514	60,734
Sales commissions on front-end load mutual fund and variable annuity sales	361	441	1,287	1,418
Other revenues	67	126	242	459
Total unaffiliated distribution fees	$16,431	20,274	50,043	62,611
Wealth Management
Fee-based asset allocation product revenues	$73,356	69,468	208,806	201,565
Rule 12b-1 service and distribution fees	16,426	18,106	48,441	54,591
Sales commissions on front-end load mutual fund and variable annuity sales	12,523	13,651	36,845	41,900
Sales commissions on other products	8,024	9,111	24,127	26,632
Other revenues	9,027	9,698	27,265	28,923
Total wealth management distribution fees	119,356	120,034	345,484	353,611
Total distribution fees	$135,787	140,308	395,527	416,222
Shareholder service fees:
Total shareholder service fees	$23,087	25,508	70,279	78,464

Total revenues	$270,680	295,118	800,244	888,071

4.	Investment Securities

Investment securities at September 30, 2019 and December 31, 2018 were as follows:

	September 30,	December 31,
	2019	2018
	(in thousands)
Available for sale securities:
Certificates of deposit	$—	5,001
Commercial paper	1,975	7,970
Corporate bonds	267,064	218,121
U.S. Treasury bills	—	19,672
Total available for sale securities	269,039	250,764
Trading debt securities:
Commercial paper	1,975	1,993
Corporate bonds	89,057	77,250
U.S. Treasury bills	5,968	5,884
Mortgage-backed securities	5	7
Term loans	42,272	—
Consolidated sponsored funds	41,269	33,088
Total trading securities	180,546	118,222
Equity securities:
Common stock	31,744	21,204
Sponsored funds	174,219	153,548
Sponsored privately offered funds	781	678
Consolidated sponsored funds	—	24,879
Total equity securities	206,744	200,309
Equity method securities:
Sponsored funds	35,287	47,840
Total securities	$691,616	617,135

Commercial paper and corporate bonds accounted for as available for sale and held as of September 30, 2019 mature as follows:

	Amortized
	cost	Fair value
	(in thousands)
Within one year	$83,965	84,173
After one year but within five years	181,873	184,866
	$265,838	269,039

Commercial paper, corporate bonds, U.S. Treasury bills, mortgage-backed securities and term loans accounted for as trading and held as of September 30, 2019 mature as follows:

Fair value
(in thousands)
Within one year	$32,977
After one year but within five years	76,645
After five years but within 10 years	29,655
$139,277

The following is a summary of the gross unrealized gains (losses) related to securities classified as available for sale at September 30, 2019:

	Amortized	Unrealized	Unrealized
	cost	gains	losses	Fair value
	(in thousands)
Available for sale securities:
Commercial paper	$1,975	—	—	1,975
Corporate bonds	263,863	3,240	(39)	267,064
	$265,838	3,240	(39)	269,039

The following is a summary of the gross unrealized gains (losses) related to securities classified as available for sale at December 31, 2018:

	Amortized	Unrealized	Unrealized
	cost	gains	losses	Fair value
	(in thousands)
Available for sale securities:
Certificates of deposit	$5,000	1	—	5,001
Commercial paper	7,902	68	—	7,970
Corporate bonds	219,236	254	(1,369)	218,121
U.S. Treasury bills	19,672	—	—	19,672
	$251,810	323	(1,369)	250,764

A summary of available for sale investment securities with fair values below carrying values at September 30, 2019 is as follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
September 30, 2019	Fair value	losses	Fair value	losses	Fair value	losses
(in thousands)
Corporate bonds	$19,987	(19)	27,105	(20)	47,092	(39)

A summary of available for sale investment securities with fair values below carrying values at December 31, 2018 is as follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
December 31, 2018	Fair value	losses	Fair value	losses	Fair value	losses
(in thousands)
Corporate bonds	$36,302	(160)	119,480	(1,209)	155,782	(1,369)

The Company’s investment portfolio included 12 available for sale securities in an unrealized loss position at September 30, 2019.

The Company evaluated available for sale securities in an unrealized loss position at September 30, 2019 and concluded no other-than-temporary impairment existed.  The unrealized losses in the Company’s investment portfolio were primarily caused by changes in interest rates. At this time, the Company does not intend to sell, and does not believe it will be required to sell these securities before recovery of their amortized cost.

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

Consolidated Sponsored Funds

The following table details the balances related to consolidated sponsored funds at September 30, 2019 and December 31, 2018, as well as the Company’s net interest in these funds:

	September 30,	December 31,
	2019	2018
	(in thousands)
Cash	$5,161	4,285
Investments	41,269	57,967
Other assets	486	872
Other liabilities	—	(79)
Redeemable noncontrolling interests	(16,913)	(11,463)
Net interest in consolidated sponsored funds	$30,003	51,582

At September 30, 2019, we consolidated an Ivy Fund and Ivy Global Investors Funds in which we provided initial seed capital at the time of the funds’ formation. During 2018, we liquidated the Ivy Global Investors Société d’Investissement à Capital Variable and its Ivy Global Investors sub-funds, including converting the investments held by the sub-funds to cash, and redeemed the majority of our investment.  During the third quarter of 2019, the formerly consolidated Ivy Nextshares were liquidated and distributed to shareholders. When we no longer have a controlling financial interest in a sponsored fund, it is deconsolidated from our consolidated financial statements.

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

The following tables summarize our investment securities as of September 30, 2019 and December 31, 2018 that are recognized in our consolidated balance sheets using fair value measurements based on the differing levels of inputs.

September 30, 2019	Level 1	Level 2	Level 3	Other Assets Held at Net Asset Value	Total
	(in thousands)
Cash equivalents: (1)
Money market funds	$3,090	—	—	—	3,090
U.S. government sponsored enterprise note	—	896	—	—	896
Commercial paper	—	37,104	—	—	37,104
Total cash equivalents	$3,090	38,000	—	—	41,090
Available for sale securities:
Commercial paper	$—	1,975	—	—	1,975
Corporate bonds	—	267,064	—	—	267,064
Trading debt securities:
Commercial paper	—	1,975	—	—	1,975
Corporate bonds	—	89,057	—		89,057
U.S. Treasury bills	—	5,968	—	—	5,968
Mortgage-backed securities	—	5	—	—	5
Term loans	—	40,879	1,393	—	42,272
Consolidated sponsored funds	—	41,269	—	—	41,269
Equity securities:
Common stock	31,742	—	2	—	31,744
Sponsored funds	174,219	—	—	—	174,219
Sponsored privately offered funds measured at net asset value (2)	—	—	—	781	781
Equity method securities: (3)
Sponsored funds	35,287	—	—	—	35,287
Total investment securities	$241,248	448,192	1,395	781	691,616

December 31, 2018	Level 1	Level 2	Level 3	Other Assets Held at Net Asset Value	Total
	(in thousands)
Cash equivalents: (1)
Money market funds	$121,759	—	—	—	121,759
U.S. government sponsored enterprise note	—	895	—	—	895
Commercial paper	—	74,277	—	—	74,277
Total cash equivalents	$121,759	75,172	—	—	196,931
Available for sale securities:
Certificates of deposit	$—	5,001	—	—	5,001
Commercial paper	—	7,970	—	—	7,970
Corporate bonds	—	218,121	—	—	218,121
U.S. Treasury bills	—	19,672	—	—	19,672
Trading debt securities:
Commercial paper	—	1,993	—	—	1,993
Corporate bonds	—	77,250	—		77,250
U.S. Treasury bills	—	5,884	—	—	5,884
Mortgage-backed securities	—	7	—	—	7
Consolidated sponsored funds	—	33,088	—	—	33,088
Equity securities:
Common stock	21,192	—	12	—	21,204
Sponsored funds	153,548	—	—	—	153,548
Sponsored privately offered funds measured at net asset value (2)	—	—	—	678	678
Consolidated sponsored funds	24,879	—	—	—	24,879
Equity method securities: (3)
Sponsored funds	47,840	—	—	—	47,840
Total investment securities	$247,459	368,986	12	678	617,135

(1)	Cash equivalents include highly liquid investments with original maturities of 90 days or less. Cash investments in actively traded money market funds are measured at net asset value and are classified as Level 1. Cash investments in commercial paper are measured at cost, which approximates fair value because of the short time between purchase of the instrument and its expected realization, and are classified as Level 2.

(2)	Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

(3)	Substantially all of the Company’s equity method investments are investment companies that record their underlying investments at fair value.

The following table summarizes the activity of investments categorized as Level 3 for the nine months ended September 30, 2019:

For the nine months ended
September 30, 2019
(in thousands)
Level 3 assets at December 31, 2018	$12
Additions	2,357
Transfers out of level 3	(196)
Losses in Investment and other income	(23)
Redemptions/Paydowns	(755)
Level 3 assets at September 30, 2019	$1,395

Change in unrealized losses for Level 3 assets held at September 30, 2019	$(21)

5.	Derivative Financial Instruments

The Company has in place an economic hedge program that uses total return swap contracts to hedge market risk related to its investments in certain sponsored funds.  Certain of the consolidated sponsored funds may utilize derivative financial instruments within their portfolios in pursuit of their stated investment objectives.  We do not hedge for speculative purposes.

Excluding derivative financial instruments held in certain consolidated sponsored funds, the Company was party to 14 total return swap contracts with a combined notional value of $222.1 million and five total return swap contracts with a combined notional value of $194.4 million as of September 30, 2019 and December 31, 2018, respectively. These derivative financial instruments are not designated as hedges for accounting purposes.  Changes in fair value of the total return swap contracts are recognized in investment and other income in the Company’s consolidated statements of income.

The Company posted $0.6 million and $5.2 million in cash collateral with the counterparties of the total return swap contracts as of September 30, 2019 and December 31, 2018, respectively.  The cash collateral is included in Customers and other receivables in the Company’s consolidated balance sheet.  The Company does not record its fair value in derivative transactions against the posted collateral.

The following table presents the fair value of the derivative financial instruments, excluding derivative financial instruments held in certain consolidated sponsored funds, as of September 30, 2019 and December 31, 2018 and is calculated based on Level 2 inputs:

		September 30,	December 31,
	Balance sheet	2019	2018
	location	Fair value	Fair value
		(in thousands)
Total return swap contracts	Prepaid expenses and other current assets	$153	4,968
Total return swap contracts	Other current liabilities	467	—
Net total return swap (liability) asset		$(314)	4,968

The following is a summary of net gains (losses) recognized in income for the three and nine months ended September 30, 2019 and September 30, 2018:

		Three months ended		Nine months ended
	Income statement	September 30,		September 30,
	location	2019	2018	2019	2018
		(in thousands)		(in thousands)
Total return swap contracts	Investment and other income	$135	(6,769)	$(25,728)	(7,313)

6.	Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of purchase price over the tangible assets and identifiable intangible assets of an acquired business.  Our goodwill is not deductible for tax purposes.  Goodwill and identifiable intangible assets (all considered indefinite lived) at September 30, 2019 and December 31, 2018 are as follows:

	September 30,	December 31,
	2019	2018
	(in thousands)
Goodwill	$106,970	106,970

Mutual fund management advisory contracts	38,699	38,699
Other	200	200
Total identifiable intangible assets	38,899	38,899

Total	$145,869	145,869

7.	Indebtedness

Debt is reported at its carrying amount in the consolidated balance sheet.  The fair value, calculated based on Level 2 inputs, of the Company’s senior unsecured notes maturing January 13, 2021 was $98.6 million at September 30, 2019 compared to the carrying value net of debt issuance costs of $94.9 million, which is listed under long-term debt in the consolidated balance sheet.

8.	Income Tax Uncertainties

In the accompanying consolidated balance sheets, unrecognized tax benefits that are not expected to be settled within the next 12 months are included in other liabilities; unrecognized tax benefits that are expected to be settled within the next 12 months are included in income taxes payable; unrecognized tax benefits that reduce a net operating loss, similar tax loss, or tax credit carryforward are presented as a reduction to non-current deferred income taxes. As of September 30, 2019 and December 31, 2018, the Company’s consolidated balance sheet included unrecognized tax benefits, including penalties and interest, of $2.7 million ($2.3 million net of federal benefit) and $2.7 million ($2.4 million net of federal benefit), respectively, that if recognized, would impact the Company’s effective tax rate.

The Company’s accounting policy with respect to interest and penalties related to income tax uncertainties is to classify these amounts as income taxes.  The total amount of penalties and interest, net of federal benefit, related to income tax uncertainties recognized in the statements of income for the three and nine month periods ended September 30, 2019 was $38 thousand and $79 thousand, respectively.  The total amount of accrued penalties and interest related to uncertain tax positions recognized in the consolidated balance sheet at September 30, 2019 and December 31, 2018 is $0.7 million ($0.6 million net of federal benefit) and $0.7 million ($0.6 million net of federal benefit), respectively.

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

The 2016, 2017, and 2018 federal income tax returns are open tax years that remain subject to potential future audit.  State income tax returns for all years after 2014 and, in certain states, income tax returns for 2014, are subject to potential future audit by tax authorities in the Company’s major state tax jurisdictions.

9.	Pension Plan and Postretirement Benefits Other Than Pension

Benefits payable under our noncontributory retirement plan that covers substantially all employees and certain vested employees of our former parent company (the “Pension Plan”) were based on employees’ years of service and compensation during the final 10 years of employment. On July 26, 2017, the Compensation Committee of the Company’s Board of Directors approved an amendment to freeze the Pension Plan, effective September 30, 2017.  After September 30, 2017, participants in the Pension Plan ceased accruing additional benefits for future service or compensation. Participants retain benefits accumulated as of September 30, 2017 in accordance with the terms of the Pension Plan. The Company intends to terminate the Pension Plan in a standard termination, as defined by the Pension Benefit Guaranty Corporation, with an expected completion date in 2020.

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

The components of net periodic pension and other postretirement costs related to these plans were as follows:

			Other				Other
	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	Three months ended September 30,		Three months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018	2019	2018	2019	2018
	(in thousands)				(in thousands)
Components of net periodic benefit cost:
Interest cost	$1,537	1,497	$9	14	$4,610	4,490	$25	41
Expected return on plan assets	(1,579)	(2,065)	—	—	(4,736)	(6,196)	—	—
Actuarial gain amortization	—	—	(124)	(30)	—	—	(371)	(90)
Prior service credit amortization	—	—	—	(1)	—	—	—	(2)
Total	$(42)	(568)	$(115)	(17)	$(126)	(1,706)	$(346)	(51)

10.	Stockholders’ Equity

Earnings per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Net income attributable to Waddell & Reed Financial, Inc.	$33,054	46,305	$99,056	137,120

Weighted average shares outstanding, basic and diluted	72,387	79,595	74,446	81,372

Earnings per share, basic and diluted	$0.46	0.58	$1.33	1.69

Dividends

During the quarter, the Board of Directors declared a quarterly dividend on our Class A common stock in the amount of $0.25 per share with a November 1, 2019 payment date and an October 11, 2019 record date. The total dividend paid on November 1, 2019 was $17.7 million.

Common Stock Repurchases

The Board of Directors has authorized the repurchase of our Class A common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including issuing shares to employees in our stock-based compensation programs.

There were 2,480,019 shares and 1,424,612 shares repurchased in the open market or privately during the three months ended September 30, 2019 and 2018, respectively, which includes 19 shares and 225 shares, respectively, repurchased from employees who tendered shares to cover income tax withholdings with respect to vesting of stock awards during these two reporting periods. There were 6,849,238 shares and 4,519,546 shares repurchased in the open market or privately during the nine months ended September 30, 2019 and 2018, respectively, which includes 440,002 shares and 630,159 shares, respectively, repurchased from employees who tendered shares to cover income tax withholdings with respect to vesting of stock awards during these two reporting periods.

Accumulated Other Comprehensive Income (Loss)

The following tables summarize accumulated other comprehensive income (loss) activity for the three and nine months ended September 30, 2019 and September 30, 2018.

	For the three months ended September 30,
			Total
	Unrealized	Postretirement	accumulated
	gains (losses) on	benefits	other
	AFS investment	unrealized	comprehensive
	securities	gains (losses)	income (loss)
	(in thousands)
Balance at June 30, 2019	$2,142	939	3,081
Other comprehensive income before reclassification	379	—	379
Amount reclassified from accumulated other comprehensive (loss)	(83)	(94)	(177)
Net current period other comprehensive income (loss)	296	(94)	202
Balance at September 30, 2019	$2,438	845	3,283

Balance at June 30, 2018	$(1,772)	440	(1,332)
Other comprehensive income before reclassification	218	—	218
Amount reclassified from accumulated other comprehensive income (loss)	44	(24)	20
Net current period other comprehensive income (loss)	262	(24)	238
Balance at September 30, 2018	$(1,510)	416	(1,094)

	For the nine months ended September 30,
			Total
	Unrealized	Postretirement	accumulated
	gains (losses)	benefits	other
	on investment	unrealized	comprehensive
	securities	gains (losses)	income (loss)
	(in thousands)
Balance at December 31, 2018	$(797)	1,128	331
Other comprehensive income before reclassification	3,413	—	3,413
Amount reclassified from accumulated other comprehensive (loss)	(178)	(283)	(461)
Net current period other comprehensive income (loss)	3,235	(283)	2,952
Balance at September 30, 2019	$2,438	845	3,283

Balance at December 31, 2017	$145	379	524
Amount reclassified to retained earnings for ASUs adopted in 2018	(955)	107	(848)
Other comprehensive loss before reclassification	(744)	—	(744)
Amount reclassified from accumulated other comprehensive income (loss)	44	(70)	(26)
Net current period other comprehensive (loss) income	(1,655)	37	(1,618)
Balance at September 30, 2018	$(1,510)	416	(1,094)

Reclassifications from accumulated other comprehensive income (loss) and included in net income are summarized in the tables that follow.

		Tax
For the three months ended September 30, 2019	Pre-tax	expense	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Gains on available for sale debt securities	$109	(26)	83	Investment and other income
Amortization of postretirement benefits	124	(30)	94	Compensation and benefits
Total	$233	(56)	177

		Tax
		benefit
For the three months ended September 30, 2018	Pre-tax	(expense)	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Losses on available for sale debt securities	$(58)	14	(44)	Investment and other income
Amortization of postretirement benefits	31	(7)	24	Compensation and benefits
Total	$(27)	7	(20)

		Tax
For the nine months ended September 30, 2019	Pre-tax	expense	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Gains on available for sale debt securities	$234	(56)	178	Investment and other income
Amortization of postretirement benefits	371	(88)	283	Compensation and benefits
Total	$605	(144)	461

		Tax
		(expense)		Statement of income
For the nine months ended September 30, 2018	Pre-tax	benefit	Net of tax	line item or retained earnings
	(in thousands)
Reclassifications included in net income or retained earnings for ASUs adopted in 2018:
Sponsored funds investment gains	$1,295	(340)	955	Retained earnings
Losses on available for sale debt securities	(58)	14	(44)	Investment and other income
Amortization of postretirement benefits	92	(129)	(37)	Compensation and benefits and retained earnings
Total	$1,329	(455)	874

11.	Leases

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

The Company has operating and finance leases for corporate office space and equipment.  Our leases have remaining lease terms of less than one year to seven years, some of which include options to extend leases for up to 20 years, and some of which include options to terminate the leases within one year.  Certain leases include variable lease payments in future periods based on a market index or rate.  We determine if an arrangement is a lease at inception (or the effective date of ASU 2016-02). Operating lease assets and liabilities are included in other non-current assets, other current liabilities, and other non-current liabilities in our consolidated balance sheet at September 30, 2019.  Finance leases are included in property and equipment, net, other current liabilities, and other non-current liabilities in our consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease.  ROU assets and liabilities are recognized at the commencement date (or the effective date of ASU 2016-02) based on the present value of lease payments over the lease term. The Company uses an incremental borrowing rate based on the information available at the commencement date (or the effective date of ASU 2016-02) in determining the present value of lease payments. The ROU assets also include any lease payments made and exclude lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, which are generally accounted for separately.

The components of lease expense were as follows:

	For the three	For the nine
	months ended	months ended
	September 30, 2019	September 30, 2019
	(in thousands)
Operating Lease Cost	$4,189	$14,472

Finance Lease Cost:
Amortization of ROU assets	$80	$224
Interest on lease liabilities	8	23
Total	$88	$247

Supplemental cash flow information related to leases was as follows:

For the nine
months ended
September 30, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,661
Operating cash flows from finance leases	23
Financing cash flows from finance leases	222

ROU assets obtained in exchange for lease obligations:
Operating leases	2,410
Finance leases	40

Supplemental balance sheet information related to leases was as follows:

September 30, 2019
(in thousands,
except lease term
and discount rate)
Operating Leases:
Operating lease ROU assets (Other non-current assets)	$25,795

Other current liabilities	$10,873
Other non-current liabilities	16,445
Total operating lease liabilities	$27,318

Finance Leases:
Property and equipment, gross	$1,054
Accumulated depreciation	(734)
Property and equipment, net	$320

Other current liabilities	$241
Other non-current liabilities	90
Total finance lease liabilities	$331

Weighted average remaining lease term:
Operating leases	4 years
Finance leases	1 year

Weighted average discount rate:
Operating leases	4.32%
Finance leases	6.00%

Maturities of lease liabilities are as follows:

	Operating	Finance
	Leases	Leases
	(in thousands)
Year ended December 31,
2019 (excluding the nine months ended September 30, 2019)	$3,361	68
2020	10,580	218
2021	6,468	45
2022	2,178	6
2023	2,090	—
Thereafter	4,703	—
Total lease payments	29,380	337
Less imputed interest	(2,062)	(6)
Total	$27,318	331

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
$42,436

Rent expense was $5.8 million and $17.6 million for the three and nine months ended September 30, 2018, respectively.

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

In our wealth management channel, we had 948 Advisors and 396 licensed advisor associates as of September 30, 2019, for a total of 1,344 licensed individuals associated with W&R who operate out of offices located throughout the United States and provide financial advice for retirement, education funding, estate planning and other financial needs for clients.

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

Operating Results

●	Net income attributable to Waddell & Reed Financial, Inc. for the third quarter of 2019 was $33.1 million, or $0.46 per diluted share, compared to $46.3 million, or $0.58 per diluted share, during the third quarter of 2018.

●	Revenues of $270.7 million during the third quarter of 2019 decreased 8% compared to the third quarter of 2018. Operating expenses of $230.7 million during the third quarter of 2019 decreased 2% compared to the same quarter in 2018. The operating margin was 14.8% during the third quarter of 2019, compared to 20.2% during the third quarter of 2018.

●	AUM ended the quarter at $68.8 billion, a decrease of 14% compared to the third quarter of 2018. Equity markets during the quarter continued to experience volatility leading to lower sales in key products as investors preferred lower-risk fixed income and money market funds. Redemptions improved 3% compared to the third quarter of 2018.

●	Wealth management AUA ended the quarter at $57.1 billion, a 2% decrease compared to the same quarter in 2018 primarily due to outflows in non-advisory assets.

●	During the third quarter of 2019, we returned $59.1 million of capital to stockholders through dividends and share repurchases, compared to $48.4 million in the same period in 2018. We repurchased 2,480,019 shares during the third quarter of 2019 at a weighted average share price of $16.42.

●	Our balance sheet remains solid and we ended the third quarter of 2019 with cash and investments of $837.5 million, excluding restricted cash and cash and investments of redeemable noncontrolling interests in consolidated sponsored funds.

●	Within our wealth management channel, we are boosting our recruiting efforts nationally, targeting experienced financial advisors and hiring two veteran regional recruiting executives. During the third quarter of 2019, we also announced the addition of a platform of client engagement tools and analytics technology, which is designed to help Advisors enhance their service and align risk metrics with specific client needs and risk tolerances.

Assets Under Management

During the third quarter of 2019, AUM decreased 4% to $68.8 billion from $71.9 billion at June 30, 2019 due to net outflows of $2.7 billion and market depreciation of $0.4 billion. Sales of $1.8 billion during the current quarter declined 30% compared to the third quarter of 2018.  Redemptions improved 3% compared to the third quarter of 2018.

Change in Assets Under Management (1)

	Three months ended September 30, 2019
			Wealth
	Unaffiliated(2)	Institutional	Management	Total
	(in millions)
Beginning Assets	$27,545	3,887	40,444	71,876

Sales (3)	999	49	744	1,792
Redemptions	(2,684)	(230)	(1,542)	(4,456)
Net Exchanges	334	—	(334)	—
Net Flows	(1,351)	(181)	(1,132)	(2,664)

Market Action	(337)	(29)	(64)	(430)
Ending Assets	$25,857	3,677	39,248	68,782

	Three months ended September 30, 2018
			Wealth
	Unaffiliated(2)	Institutional	Management	Total
	(in millions)
Beginning Assets	$30,782	5,250	42,619	78,651

Sales (3)	1,589	83	874	2,546
Redemptions	(2,425)	(535)	(1,612)	(4,572)
Net Exchanges	360	—	(360)	—
Net Flows	(476)	(452)	(1,098)	(2,026)

Market Action	866	389	1,662	2,917
Ending Assets	$31,172	5,187	43,183	79,542

Change in Assets Under Management (continued) (1)

During the first nine months of 2019, AUM increased 5% to $68.8 billion from $65.8 billion at December 31, 2018 due to market appreciation of $9.8 billion, offset by net outflows of $6.8 billion.  Sales of $6.4 billion during the first nine months of 2019 declined 31% compared to same period in 2018.  Redemptions improved 17% compared to the first nine months of 2018.

	Nine months ended September 30, 2019
			Wealth
	Unaffiliated(2)	Institutional	Management	Total
	(in millions)
Beginning Assets	$24,977	3,655	37,177	65,809

Sales (3)	3,883	244	2,286	6,413
Redemptions	(7,431)	(1,027)	(4,776)	(13,234)
Net Exchanges	914	25	(939)	—
Net Flows	(2,634)	(758)	(3,429)	(6,821)

Market Action	3,514	780	5,500	9,794
Ending Assets	$25,857	3,677	39,248	68,782

	Nine months ended September 30, 2018
			Wealth
	Unaffiliated(2)	Institutional	Management	Total
	(in millions)
Beginning Assets	$31,133	6,289	43,660	81,082

Sales (3)	5,613	788	2,877	9,278
Redemptions	(7,762)	(2,792)	(5,341)	(15,895)
Net Exchanges	890	—	(890)	—
Net Flows	(1,259)	(2,004)	(3,354)	(6,617)

Market Action	1,298	902	2,877	5,077
Ending Assets	$31,172	5,187	43,183	79,542

(1)	Includes all activity of the Funds and institutional and separate accounts, including money market funds and transactions at net asset value, accounts for which we receive no commissions.

(2)	Unaffiliated includes National channel (home office and wholesale), Defined Contribution Investment Only, Registered Investment Advisor and Variable Annuity.

(3)	Sales consists of gross sales (net of sales commissions) and includes net reinvested dividends, capital gains and investment income.

Average Assets Under Management

Average AUM, which are generally more indicative of trends in revenue from investment management services than the change in ending AUM, are presented below.

	Three months ended September 30, 2019
			Wealth
	Unaffiliated	Institutional	Management	Total
	(in millions)
Asset Class:
Equity	$20,988	3,808	29,642	$54,438
Fixed Income	5,210	3	9,256	14,469
Money Market	97	—	1,523	1,620
Total	$26,295	3,811	40,421	$70,527

	Three months ended September 30, 2018
			Wealth
	Unaffiliated	Institutional	Management	Total
	(in millions)
Asset Class:
Equity	$24,946	5,176	32,121	$62,243
Fixed Income	5,595	27	9,856	15,478
Money Market	89	—	1,652	1,741
Total	$30,630	5,203	43,629	$79,462

	Nine months ended September 30, 2019
			Wealth
	Unaffiliated	Institutional	Management	Total
	(in millions)
Asset Class:
Equity	$21,237	3,851	29,396	$54,484
Fixed Income	5,217	14	9,281	14,512
Money Market	100	—	1,571	1,671
Total	$26,554	3,865	40,248	$70,667

	Nine months ended September 30, 2018
			Wealth
	Unaffiliated	Institutional	Management	Total
	(in millions)
Asset Class:
Equity	$24,970	5,740	32,319	$63,029
Fixed Income	5,701	66	9,996	15,763
Money Market	92	—	1,728	1,820
Total	$30,763	5,806	44,043	$80,612

Performance

We have seen improvements in trailing one-, three- and five-year performance as measured by the percentage of assets ranked in the top half of their respective Morningstar universes. As measured by percentage of funds, three- and five-year performance improved modestly, however one-year performance slightly declined.

The following table is a summary of Morningstar rankings and ratings as of September 30, 2019:

MorningStar Fund Rankings [1]	1 Year	3 Years	5 Years
Funds ranked in top half	54%	42%	29%
Assets ranked in top half	63%	63%	40%

MorningStar Ratings [1]	Overall	3 Years	5 Years
Funds with 4/5 stars	29%	29%	23%
Assets with 4/5 stars	45%	42%	36%

(1) Based on class I share, which reflects the largest concentration of sales and assets.

Assets Under Administration

AUA includes both client assets invested in the Funds and in other companies’ products that are distributed through W&R and held in brokerage accounts or within our fee-based asset allocation programs. AUA are presented below.

	September 30, 2019	September 30, 2018
	(in millions)
AUA
Advisory assets	$25,107	23,653
Non-advisory assets	32,006	34,468
Total assets under administration	$57,113	58,121

	Three months ended	Three months ended
	September 30, 2019	September 30, 2018
	(in millions, except percentage data)
Net new advisory assets (1)	$236	(87)
Net new non-advisory assets (1), (2)	(769)	(931)
Total net new assets (1), (2)	$(533)	(1,018)

Annualized advisory AUA growth (3)	3.8%	(1.5)%
Annualized AUA growth (3)	(3.7)%	(7.1)%

	Nine months ended	Nine months ended
	September 30, 2019	September 30, 2018
	(in millions, except percentage data)
Net new advisory assets (1)	$709	620
Net new non-advisory assets (1), (2)	(2,474)	(2,831)
Total net new assets (1), (2)	$(1,765)	(2,211)

Annualized advisory AUA growth (3)	4.5%	3.8%
Annualized AUA growth (3)	(4.6)%	(5.2)%

	September 30, 2019	September 30, 2018
Advisors and advisor associates	1,344	1,425
Average trailing 12-month production per Advisor (4) (in thousands)	$422	350

(1)	Net new assets are calculated as total client deposits and net transfers less client withdrawals.

(2)	Excludes activity related to products held outside of our wealth management platform. These assets represent less than 10% of total AUA.

(3)	Annualized growth is calculated as annualized total net new assets divided by beginning AUA.

(4)	Production per Advisor is calculated as trailing 12-month Total Underwriting and distribution fees less “other” underwriting and distribution fees divided by the average number of Advisors. “Other” underwriting and distribution fees predominantly include fees paid by Advisors for programs and services.

Results of Operations — Three and Nine Months Ended September 30, 2019 as Compared with Three and Nine Months Ended September 30, 2018

Total Revenues

Total revenues decreased 8% to $270.7 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.  For the nine months ended September 30, 2019, total revenues decreased $87.8 million, or 10%, compared to the same period in the prior year.

	Three months ended
	September 30,
	2019	2018	Variance
	(in thousands, except percentage data)
Investment management fees	$111,806	129,302	(14)%
Underwriting and distribution fees	135,787	140,308	(3)%
Shareholder service fees	23,087	25,508	(9)%
Total revenues	$270,680	295,118	(8)%

	Nine months ended
	September 30,
	2019	2018	Variance
	(in thousands, except percentage data)
Investment management fees	$334,438	393,385	(15)%
Underwriting and distribution fees	395,527	416,222	(5)%
Shareholder service fees	70,279	78,464	(10)%
Total revenues	$800,244	888,071	(10)%

Investment Management Fee Revenues

Investment management fee revenues for the third quarter of 2019 decreased $17.5 million, or 14%, from the third quarter of 2018.  For the nine month period ending September 30, 2019, investment management fee revenues decreased $58.9 million, or 15%, compared to the same period in 2018.  For both comparative periods, the decrease was due to lower average AUM and a lower effective management fee rate.  The effective management fee rate decrease is due to fee waivers related to fee reductions in selected mutual funds implemented as of July 31, 2018.  Fee waivers are recorded as an offset to investment management fees up to the amount of fees earned.

The following table summarizes investment management fee revenues, related average AUM, fee waivers and investment management fee rates for the three and nine months ended September 30, 2019 and 2018.

	Three months ended September 30,
	2019	2018	Variance
	(in thousands, except for management fee rate and average assets)
Investment management fees (net)	$107,926	123,764	(13)%
Average assets (in millions)	$66,716	74,259	(10)%
Management fee rate (net)	0.6418%	0.6612%
Total fee waivers	$8,154	5,641	45%
Institutional investment management fees (net)	$3,880	5,538	(30)%
Institutional average assets (in millions)	$3,811	5,203	(27)%
Institutional management fee rate (net)	0.4040%	0.4071%

	Nine months ended September 30,
	2019	2018	Variance
	(in thousands, except for management fee rate and average assets)
Investment management fees (net)	$322,678	376,193	(14)%
Average assets (in millions)	66,802	74,806	(11)%
Management fee rate (net)	0.6458%	0.6724%
Total fee waivers	$22,127	11,087	100%
Institutional investment management fees (net)	$11,760	17,192	(32)%
Institutional average assets (in millions)	3,865	5,806	(33)%
Institutional management fee rate (net)	0.4068%	0.4055%

Revenues from investment management services provided to our retail mutual funds, which are distributed through the unaffiliated and wealth management channels, decreased 13% in the third quarter of 2019 and 14% for the nine months ended September 30, 2019, compared to the same periods in 2018.  These decreases were due to a decrease in average AUM and a lower effective management fee rate due to fee waivers related to fee reductions in selected mutual funds that were implemented as of July 31, 2018.

Institutional account revenues in the third quarter of 2019 decreased $1.7 million compared to the third quarter of 2018.  For the nine months ended September 30, 2019, institutional account revenues decreased $5.4 million compared to the same period in 2018.  The decreases for both comparative periods were due to decreases in average AUM due to elevated event-driven redemptions.

		Annualized long-term redemption rates
		(excludes money market redemptions)
	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Unaffiliated channel	40.9%	31.8%	37.8%	34.1%
Institutional channel	23.9%	40.8%	35.5%	64.3%
Wealth Management channel	13.4%	12.9%	13.9%	14.1%
Total	24.3%	22.1%	24.2%	25.5%

The long-term redemption rate for the three and nine months ended September 30, 2019 increased in the unaffiliated channel as compared to the three and nine months ended September 30, 2018.  For both comparative periods, increased volatility in the equity markets in recent quarters led to continued redemptions, particularly in our International Core Equity fund. The long-term redemption rate has decreased in the institutional channel, primarily due to client redemptions of $1.3 billion from our Core Equity and Large Cap Growth strategies during the second quarter of 2018.  We had been previously notified of $0.5 billion of redemptions in the institutional channel of which $0.3 billion was redeemed during the second quarter of 2019 and the remainder was redeemed in October 2019. Prolonged redemptions in any of our distribution channels could negatively affect revenues in future periods.

The current year-to-date industry average redemption rate, based on data provided by the Investment Company Institute, was 22.1%, versus our rate of 24.2%.

Underwriting and Distribution Fee Revenues

The following tables summarize the significant components of underwriting and distribution fee revenues by distribution channel:

	For the three months ended September 30, 2019
		Wealth
	Unaffiliated	Management	Total
	(in thousands)
Underwriting and distribution fee revenues
Fee-based asset allocation product revenues	$—	73,356	73,356
Rule 12b-1 service and distribution fees	16,003	16,426	32,429
Sales commissions on front-end load mutual fund and variable annuity products	361	12,523	12,884
Sales commissions on other products	—	8,024	8,024
Other revenues	67	9,027	9,094
Total	$16,431	119,356	135,787

	For the three months ended September 30, 2018
		Wealth
	Unaffiliated	Management	Total
	(in thousands)
Underwriting and distribution fee revenues
Fee-based asset allocation product revenues	$—	69,468	69,468
Rule 12b-1 service and distribution fees	19,707	18,106	37,813
Sales commissions on front-end load mutual fund and variable annuity products	441	13,651	14,092
Sales commissions on other products	—	9,111	9,111
Other revenues	126	9,698	9,824
Total	$20,274	120,034	140,308

	For the nine months ended September 30, 2019
		Wealth
	Unaffiliated	Management	Total
	(in thousands)
Underwriting and distribution fee revenues
Fee-based asset allocation product revenues	$—	208,806	208,806
Rule 12b-1 service and distribution fees	48,514	48,441	96,955
Sales commissions on front-end load mutual fund and variable annuity products	1,287	36,845	38,132
Sales commissions on other products	—	24,127	24,127
Other revenues	242	27,265	27,507
Total	$50,043	345,484	395,527

	For the nine months ended September 30, 2018
		Wealth
	Unaffiliated	Management	Total
	(in thousands)
Underwriting and distribution fee revenues
Fee-based asset allocation product revenues	$—	201,565	201,565
Rule 12b-1 service and distribution fees	60,734	54,591	115,325
Sales commissions on front-end load mutual fund and variable annuity products	1,418	41,900	43,318
Sales commissions on other products	—	26,632	26,632
Other revenues	459	28,923	29,382
Total	$62,611	353,611	416,222

Underwriting and distribution revenues earned in the third quarter of 2019 decreased by $4.5 million, or 3%, compared to the third quarter of 2018.  For the nine months ended September 30, 2019, underwriting and distribution revenues decreased by $20.7 million, or 5%, compared to the nine months ended September 30, 2018.  For both comparative periods, the decreases were primarily driven by a decrease in Rule 12b-1 asset-based service and distribution fees and commissionable sales across both channels, partially offset by increases in fee-based asset allocation revenues.  Rule 12b-1 asset-based service and distribution fees decreased due to a decrease in average mutual fund AUM for which we earn Rule 12b-1 revenues. Additionally, sales commissions decreased primarily due to a decrease in mutual fund and variable annuity product commissionable sales.  Fee-based asset allocation product revenues increased due to an increase in fee-based asset allocation assets.

Shareholder Service Fee Revenue

During the third quarter of 2019, shareholder service fee revenue decreased $2.4 million, or 9%, compared to the third quarter of 2018.  For the nine months ended September 30, 2019, shareholder service fee revenue decreased $8.2 million, or 10%, as compared to the same period for 2018.  Decreases for both comparative periods were primarily due to a decrease in the number of accounts and assets on which these fees are based, in part due to fund mergers in 2018.

Total Operating Expenses

Operating expenses for the third quarter of 2019 decreased $5.0 million, or 2%, compared to the third quarter of 2018, primarily due to decreased occupancy and depreciation expenses.  For the nine months ended September 30, 2019, operating expenses decreased $27.0 million, or 4%, compared to the nine months ended September 30, 2018, primarily due to decreased compensation and benefits, general and administrative costs and depreciation expenses.  We have been able to successfully reduce expenses during the year as we execute our corporate strategy while investing in targeted growth areas.

	Three months ended
	September 30,
	2019	2018	Variance
	(in thousands)
Distribution	$117,425	116,591	1%
Compensation and benefits	64,999	64,561	1%
General and administrative	16,680	17,559	(5)%
Technology	15,019	15,414	(3)%
Occupancy	5,684	7,148	(20)%
Marketing and advertising	2,134	2,461	(13)%
Depreciation	4,833	8,141	(41)%
Subadvisory fees	3,882	3,767	3%
Total operating expenses	$230,656	235,642	(2)%

	Nine months ended
	September 30,
	2019	2018	Variance
	(in thousands)
Distribution	$343,696	345,376	(0)%
Compensation and benefits	191,718	199,174	(4)%
General and administrative	47,421	56,240	(16)%
Technology	47,769	49,293	(3)%
Occupancy	19,100	21,081	(9)%
Marketing and advertising	6,497	7,638	(15)%
Depreciation	16,062	19,262	(17)%
Subadvisory fees	11,154	11,158	(0)%
Intangible asset impairment	—	1,200	(100)%
Total operating expenses	$683,417	710,422	(4)%

Distribution expenses for the third quarter of 2019 increased by $0.8 million, or 1%, compared to the third quarter of 2018.  For the nine months ended September 30, 2019, distribution expenses decreased slightly compared to the same period for 2018.  For both comparative periods, Rule 12b-1 commissions paid to third parties decreased due to lower average mutual fund AUM in our unaffiliated channel. This decrease in expense was more than offset by enhancements to the Advisor compensation grid in our wealth management channel starting in 2019.

Compensation and benefits during the third quarter of 2019 increased $0.4 million, or 1%, compared to the same period of 2018, due to severance expense, primarily related to the outsourcing of our transfer agency transactional processing operations.  The increase was partially offset by lower costs from reduced headcount as well as a $1.3 million decrease in share-based compensation due to previously issued awards vesting fully as well as forfeitures.  For the nine months ended September 30, 2019, compensation and benefits expenses decreased $7.5 million, or 4%, compared to the same period in 2018, primarily due to a decrease in share-based compensation from previously issued awards vesting fully, forfeitures and prior year accelerated vestings as well as lower costs from reduced headcount. These decreases were partially offset by increased severance expense, primarily related to the aforementioned outsourcing.  The Company expects to record the remaining amount of the previously disclosed $4.0 million - $6.0 million pre-tax restructuring charge for severance benefits due to the outsourcing of the transactional processing operations of its internal transfer agency during the fourth quarter of 2019.

General and administrative expenses for the third quarter of 2019 decreased $0.9 million, or 5%, compared to the third quarter of 2018. The decrease was primarily due to decreases in contractor, legal and consulting costs due to the completion of significant projects in 2018.  For the nine months ended September 30, 2019, general and administrative expenses decreased $8.8 million, or 16%, compared to the nine months ended September 30, 2018.  The decrease was primarily due to decreases in contractor, legal and consulting costs due to the completion of significant projects in 2018. Fund expenses also decreased for the comparative period primarily due to decreased fee waivers in excess of revenue on certain products.

Technology, occupancy and marketing and advertising expenses for the third quarter of 2019 decreased a combined $2.2 million, or 9%, and for the nine months ended September 30, 2019, decreased $4.6 million, or 6%, compared to the same periods in 2018. Technology costs decreased due to lower shareholder servicing expense resulting from fewer accounts and a non-recurring benefit from the outsourcing of our transfer agency transactional processing.  These decreases were partially offset by costs from the centralized advisor desktop platform which was rolled out during the second quarter of 2019.  Occupancy costs decreased as we realized cost savings from the closure of our field offices.  Marketing and advertising expenses decreased as prior period fund mergers have reduced fund-related marketing expenses.

Depreciation expense for third quarter of 2019 decreased $3.3 million, or 41%, compared to the third quarter of 2018.  For the nine months ended September 30, 2019, depreciation expense decreased $3.2 million, or 17%, compared to the same period in 2018.  For both comparative periods, the decrease was primarily due to certain fixed assets reaching the end of their useful lives.

The nine months ended September 30, 2018 included an intangible impairment charge of $1.2 million related to a terminated subadvisory agreement.

Investment and Other Income

Investment and other income for the three and nine months ended September 30, 2019 increased $3.5 million and $18.3 million, respectively, compared to the same periods in 2018 primarily due to market appreciation, net of hedging activity, and an increase in interest income in our corporate investment portfolio.

Taxes

The following table reconciles the statutory federal income tax rate with our effective income tax rate from continuing operations for the three and nine months ended September 30, 2019 and 2018:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	2.7	2.7	2.8	2.8
Effects of U.S. tax rate decrease	—	(1.7)	—	(0.6)
Share-based compensation	(0.5)	(0.4)	1.6	2.3
Uncertain tax positions	0.1	0.4	0.2	(2.9)
Other items	—	—	0.2	0.6
Effective income tax rate	23.3%	22.0%	25.8%	23.2%

Our effective income tax rate was 23.3% and 25.8% for the three and nine months ended September 30, 2019, as compared to 22.0% and 23.2% for the same periods in 2018.  During the third quarter of 2018, we adjusted our net deferred tax asset for provision-to-return adjustments related to the 2017 tax year.  Accordingly, we recognized a discrete tax benefit of $1.0 million as a result of this provision-to-return revaluation and the related impact of the statutory federal tax rate decrease from 35% to 21%, which increased the three and nine month effective tax rates by 1.7% and 0.6%, respectively.  The nine months ended September 30, 2018 included the reversal of previously recorded uncertain tax expense upon the completion of a voluntary disclosure agreement with a state tax jurisdiction, which decreased the rate for that period.

The Company expects continued future volatility in its effective tax rate as the tax effects of share-based compensation will be impacted by market fluctuations in our stock price. The future effective tax rate could also experience volatility from federal and state tax incentives, unanticipated federal and state tax legislative changes, and unanticipated fluctuations in earnings.

Liquidity and Capital Resources

Management believes its available cash, marketable securities and expected cash flow from operations will be sufficient to fund the Company’s short-term operating and capital requirements. Expected short-term uses of cash include dividend payments, repurchases of our Class A common stock, interest on indebtedness, income tax payments, seed money for new products, ongoing technology enhancements, capital expenditures, and collateral funding for margin accounts established to support derivative positions, and could include strategic acquisitions.

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

Repurchase Our Stock

We repurchased 6,849,238 shares and 4,519,546 shares of our Class A common stock in the open market or privately during the nine months ended September 30, 2019 and 2018, respectively, resulting in share repurchases of $116.7 million and $89.0 million, respectively.

In connection with our existing capital return policy, during the third quarter of 2019, we completed the two-year initiative to repurchase $250 million of our Class A common stock by late 2019, which was inclusive of buybacks to offset dilution of our equity awards.  We continue to engage in an active share repurchase plan as part of our ongoing capital management plan.

Pay Dividends

We paid quarterly dividends on our Class A common stock that resulted in financing cash outflows of $56.6 million and $61.5 million for the first nine months of 2019 and 2018, respectively.

The Board of Directors approved a dividend on our Class A common stock of $0.25 per share with a November 1, 2019 payment date and an October 11, 2019 record date.

Finance Growth Objectives

We use cash to fund growth in our distribution channels. We continue to invest in our wealth management channel by offering home office resources, wholesaling efforts and enhanced technology tools, including the modernization of our wealth management platforms. Our unaffiliated channel requires cash outlays for wholesaler commissions and commissions to third parties on deferred-load product sales. We also provide seed money for new products to further enhance our product offerings and distribution efforts.  As we continue to advance our investment in improved technology, we expect increased costs in this area in the near term.

Cash Flows

Cash from operations is our primary source of funds. Cash from operations decreased $179.5 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.  The decrease is primarily due to a decrease in net income, net purchases, maturities and sales of trading and equity securities, net change in equity and trading debt securities held by consolidated sponsored funds and fluctuations in assets and liabilities, as described below.

The payable to investment companies for securities, payable to customers and other receivables accounts can fluctuate significantly based on trading activity at the end of a reporting period.  Changes in these accounts resulted in variances within cash from operations on the statement of cash flows; however, there is no impact to the Company’s liquidity and operations due to the variances in these accounts. During the year, cash provided by operations was $84.2 million and was reduced due to a decrease in restricted cash balances of $36.2 million related to customer trading activity.

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

We are primarily exposed to market risk associated with unfavorable movements in interest rates and securities prices.  The Company has had no material changes in its market risk policies or its market risk sensitive instruments and positions since December 31, 2018 other than the changes to the investment and derivative portfolios disclosed in Note 4 and Note 5 to the unaudited consolidated financial statements.  As further described in Note 5, the Company has an economic hedge program that uses total return swap contracts to hedge market risk related to its investments in sponsored funds.

Item 4.	Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2019, have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.

The Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information about the shares of Class A common stock we repurchased during the third quarter of 2019.

			Total Number of	Maximum Number (or
			Shares	Approximate Dollar
			Purchased as	Value) of Shares That
	Total Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under The
Period	Purchased	per Share	Program (1)	Program (1)
July 1 - July 31	715,000	$16.94	715,000	n/a
August 1 - August 31	1,270,019	15.91	1,270,000	n/a
September 1 - September 30	495,000	16.97	495,000	n/a
Total	2,480,019	$16.42	2,480,000
(1)	In October 2012, our Board of Directors approved a program to repurchase shares of our Class A common stock on the open market. Under the repurchase program, we are authorized to repurchase, in any seven-day period, the greater of (i) 3% of our outstanding Class A common stock or (ii) $50 million of our Class A common stock. We may repurchase our Class A common stock in privately negotiated transactions or through the New York Stock Exchange, other national or regional market systems, electronic communication networks or alternative trading systems. Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased.

During the third quarter of 2019, 19 shares were purchased in connection with funding employee income tax withholding obligations arising from the vesting of restricted shares.

In connection with our existing capital return policy, in the third quarter of 2019 we completed the two-year initiative to repurchase $250 million of our Class A common stock by late 2019, which was inclusive of buybacks to offset dilution of our equity awards.  We continue to engage in an active share repurchase plan.

Item 6.	Exhibits

31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer

32.1**	Section 906 Certification of Chief Executive Officer

32.2**	Section 906 Certification of Chief Financial Officer

101*

Materials from the Waddell & Reed Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline Extensible Business Reporting Language (iXBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Unaudited Consolidated Financial Statements, tagged in detail.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Filed herewith

**   Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 1st day of November 2019.

WADDELL & REED FINANCIAL, INC.

By:	/s/ Philip J. Sanders
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Benjamin R. Clouse
Senior Vice President and Chief Financial Officer (Principal Financial Officer)