Form 10-K
period 2019-12-31
WADDELL & REED FINANCIAL INC
filed 2020-02-21
CIK 1052100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

OR

☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 001-13913

WADDELL & REED FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0261715 (I.R.S. Employer Identification No.)

6300 Lamar Avenue

Overland Park, Kansas 66202

913-236--2000

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

The aggregate market value of the registrant’s common stock held by non-affiliates based on the closing sale price on June 30, 2019 was $1.20 billion.

Shares outstanding of the registrant’s common stock as of February 7, 2020 Class A common stock, $.01 par value: 67,837,697

DOCUMENTS INCORPORATED BY REFERENCE

In Parts II and III of this Form 10-K, portions of the definitive proxy statement for the 2020 Annual Meeting of Stockholders to be held April 29, 2020.

Index of Exhibits (Pages 52 through 53)

Total Number of Pages Included Are 91

WADDELL & REED FINANCIAL, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the fiscal year ended December 31, 2019

PART I

Forward-Looking Statements

This Annual Report on Form 10-K and the letter to stockholders contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the current views and assumptions of management with respect to future events regarding our business and the industry in general. These forward-looking statements include all statements, other than statements of historical fact, regarding our financial position, business strategy and other plans and objectives for future operations, including statements with respect to revenues and earnings, the amount and composition of assets under management and assets under administration, distribution sources, expense levels, redemption rates and the financial markets and other conditions. These statements are generally identified by the use of words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “forecast,” “estimate,” “expect,” “intend,” “plan,” “project,” “outlook,” “will,” “potential” and similar statements of a future or forward-looking nature. Readers are cautioned that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance. Certain important factors that could cause actual results to differ materially from our expectations are disclosed in the Item 1 “Business” and Item 1A “Risk Factors” sections of this Annual Report on Form 10-K, which include, without limitation, the adverse effect from a decline in securities markets or in the relative investment performance of our products, our inability to pay future dividends, the loss of existing distribution channels or the inability to access new ones, a reduction of the assets we manage on short notice, and adverse results of litigation and/or arbitration. The forgoing factors should not be construed as exhaustive and should be read together with other cautionary statements included in this and other reports and filings we make with the SEC. All forward-looking statements speak only as of the date on which they are made and we undertake no duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.      Business

General

Waddell & Reed Financial, Inc. (hereinafter referred to as the “Company,” “we,” “our” or “us”) is a holding company, incorporated in the state of Delaware in 1981, that conducts business through its subsidiaries. Founded in 1937, we are one of the oldest mutual fund complexes in the United States, having introduced the Waddell & Reed Advisors group of mutual funds (the “Advisors Funds”) in 1940. Over time we’ve added additional mutual funds: Ivy Funds (the “Ivy Funds”); Ivy Variable Insurance Portfolios, our variable product offering (“Ivy VIP”); InvestEd Portfolios, our 529 college savings plan (“InvestEd”); Ivy High Income Opportunities Fund, a closed-end mutual fund (“IVH”); the Ivy Global Investors Société d’Investissement à Capital Variable (the “SICAV”) and its Ivy Global Investors sub-funds (the “IGI Funds”), an undertaking for the collective investment in transferable securities (“UCITS”); and the Ivy NextShares® exchange-traded managed funds (“Ivy NextShares”) (collectively, the Advisors Funds, Ivy Funds, Ivy VIP, InvestEd, IVH and Ivy NextShares are referred to as the “Funds”). In 2018, we completed the merger of all Advisors Funds into Ivy Funds with substantially similar objectives and strategies, and substantially completed the liquidation of the IGI Funds. In September 2019, Ivy NextShares were liquidated. In addition to the Funds and IGI Funds, our assets under management (“AUM”) include institutional accounts managed by the Company.

We derive our revenues from providing investment management and advisory services, investment product underwriting and distribution, and shareholder services administration to the Funds, institutional accounts, and the IGI Funds prior to their liquidation. We also provide wealth management services, primarily to retail clients through Waddell & Reed, Inc. (“W&R”), and independent financial advisors associated with W&R (“Advisors”), who provide financial planning and advice to their clients. Investment management and advisory fees and certain underwriting and distribution revenues are based on the level of AUM and assets under administration (“AUA”) and are affected by sales levels, financial market conditions, redemptions and the composition of assets. Our underwriting and distribution revenues consist of fees earned on fee-based asset allocation programs and related advisory services, asset-based service and distribution fees promulgated under the 1940 Act (“Rule 12b-1”), distribution fees on certain variable products, and commissions derived from sales of investment and insurance products. The products sold have various commission structures and the revenues received from those sales vary based on the type and dollar amount sold. Shareholder service fee revenue includes transfer agency fees, custodian fees from retirement plan accounts, portfolio accounting and administration fees, and is earned based on client AUM or number of client accounts.  Our major expenses are for distribution of our products, compensation related costs, occupancy, general & administrative, and technology.

Organization

We deliver our investment management advisory services through our subsidiary companies, primarily Ivy Investment Management Company (“IICO”), the registered investment adviser for the Ivy Funds, Ivy VIP, InvestEd, and Ivy NextShares; and, prior to completion of the Advisors Funds mergers into Ivy Funds in 2018, Waddell & Reed Investment Management Company (“WRIMCO”), the registered investment adviser for the former Advisors Funds. WRIMCO merged into IICO in 2018.

Our underwriting and distribution services are delivered through our two broker-dealers: W&R and Ivy Distributors, Inc. (“IDI”). W&R is a registered broker-dealer and investment adviser that acts as the national distributor and underwriter for shares of InvestEd and other mutual funds and as a distributor of variable annuities and other insurance products issued by our business partners, and was the national distributor for the former Advisors Funds. IDI is the distributor and underwriter for the Ivy Funds and Ivy VIP and was the distributor and underwriter for the former Ivy NextShares.

Waddell & Reed Services Company (“WRSCO”) and/or its subagents provide transfer agency and accounting services to the Funds. Waddell & Reed Financial, Inc., W&R, WRIMCO, WRSCO, IICO and IDI are hereafter collectively referred to as the “Company,” “we,” “us” or “our” unless the context requires otherwise.

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

Our investment management team begins each business day in a collaborative discussion that fosters the sharing of information, analysis and ideas, yet reinforces individual accountability. Through all market cycles, we remain dedicated to the following investment principles:

●	Rigorous fundamental research—an enduring investment culture that dedicates itself to analyzing companies on our own rather than relying exclusively on widely available research produced by others.
●	Collaboration and accountability—a balance of collaboration and individual accountability, which ensures the sharing and analysis of investment ideas among investment professionals while empowering portfolio managers to shape their portfolios individually.
●	Focus on growing and protecting client assets—a sound approach that seeks to capture asset appreciation when market conditions are favorable and strives to manage risk during difficult market periods.

These three principles shape our investment philosophy and money management approach. For over 80 years, our investment organization has delivered consistently competitive investment performance. Through bull and bear markets, our investment professionals have not strayed from what works—fundamental research and a time-tested investment processes. We believe long-term clients turn to us because they appreciate that our investment approach continues to identify and create opportunities for wealth creation.

Our investment management team is comprised of 90 professionals, including 33 portfolio managers who average 24 years of industry experience and 17 years of tenure with our firm. We have significant experience in virtually all major asset classes, several specialized asset classes and a range of investment styles. We continue to move towards team-based portfolio management on our funds and have fortified our research team with additional investment analysts, while continuing to foster a collaborative culture across our investment management professionals. We also engage subadvisors who bring additional expertise in specific asset classes, when appropriate.

Investment Management Products

Our mutual funds provide a wide variety of investment options. We are the exclusive underwriter and distributor of 80 registered mutual fund portfolios in the Funds, which includes 60 investment strategies. During 2018, the remaining Advisors Funds merged into Ivy Funds with substantially similar objectives and strategies and six Ivy Funds and one Ivy VIP fund merged into Ivy Funds and an Ivy VIP fund, respectively, with generally similar investment objectives. Variable products, Ivy VIP and InvestEd are offered primarily through Advisors in our wealth management channel; in some circumstances, certain of those funds are also offered through the unaffiliated channel. The Ivy Funds are offered through both our unaffiliated channel and wealth management channel. The Funds’ AUM are included in either our unaffiliated channel or our wealth management channel depending on which channel marketed the client account or is the broker of record.  We also offer our strategies in other structures, such as institutional separate accounts, collective investment trusts and model-delivery separately managed accounts.  As of December 31, 2019, we managed $70.0 billion in AUM.

Distribution Channels

One of our distinctive qualities is that we distribute our investment products through a balanced distribution network. Our distribution channels cover retail sales channels, including our affiliated wealth manager, W&R, as well as an institutional sales channel.

Unaffiliated Channel

The IDI focused distribution model centers on two sales channels, National Distribution and Professional Buyers Distribution, to best diversify asset flow and the AUM profile of the Company.  AUM in this channel were $26.3 billion at the end of 2019.

National Distribution, inclusive of National Accounts and National Wholesale, drives sales throughout the nationwide broker-dealer network. The National Accounts team focuses on firm home office interactions and the National Wholesale team focuses on driving sales at the financial advisor level. This alignment provides a holistic, cohesive and collaborative sales and service approach to our national broker-dealer partners. National Wholesale includes 24 external wholesalers, four of which are exclusively devoted to W&R.

Professional Buyers Distribution focuses on sales and service across the institutional, consultant relations, insurance, registered investment advisor (“RIA”) and defined contribution investment only (“DCIO”) categories. Unifying sales strategies within the Professional Buyers Distribution group brings collaboration, shared knowledge and enhanced service levels to key institutional, retirement, insurance and RIA clients that require specialized interactions and communication.

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

Wealth Management Channel

Throughout our history and continuing today, Advisors sell investment products to individuals, families and businesses across the country in geographic markets of all sizes. Advisors assist clients on a wide range of financial issues with a significant focus on helping them plan, generally, for long-term goals and offer one-on-one consultations that emphasize long-term relationships through continued service.

Over the past several years, we have expanded our wealth management platform technology and product offering, while continuing to make investments that allow Advisors to simplify the way they conduct business with clients. In 2019, we introduced a texting program for mobile and desktop use to all Advisors. This application allows Advisors to text clients, manage, schedule and track messages and integrate messaging with their customer relationship management system. Also in 2019, we expanded services and advanced planning support and introduced a custom coaching and practice-building program. The program allows Advisors to review key aspects of their business, access direct coaching from industry experts, and personalize a plan for practice growth and continued progress.  We continue to work to transform W&R into a fully competitive and profitable aspect of our business model. These efforts include enhancing the compensation program for Advisors, investing in a new advisor technology platform, transitioning advisors currently leasing space in W&R offices to personal branch offices and redesigning services offered to Advisors. These additional enhancements will continue in the future and are designed to increase our ability to retain and competitively recruit experienced Advisors.

As of December 31, 2019, there were 939 Advisors and 388 licensed advisor associates, for a total of 1,327 licensed individuals associated with W&R who operate out of offices located throughout the United States. Based on industry data, W&R ranks among the largest independent broker-dealers. As of December 31, 2019, our wealth management channel had AUM of $40.6 billion.

Institutional Channel

We also manage assets in a variety of investment styles for a variety of types of institutions. The largest client type is other asset managers that hire us to act as subadvisor for their branded products; they are typically domestic distributors of investment products who lack scale or the track record to manage internally or choose to market multi-manager styles. Our diverse client list also includes pension funds, Taft-Hartley plans and endowments. AUM in the institutional channel were $3.1 billion at December 31, 2019.

Wealth Management Products and Services

Since 1937, W&R has been committed to our client’s financial goals.  W&R offers a variety of sophisticated and personalized financial planning services to address virtually any client goal, objective or situation including retirement planning, education planning, survivor needs, asset allocation, estate planning, business planning, income tax planning, disability and long-term care.  W&R offers a variety of products to clients including fee-based, asset allocation advisory products, mutual funds, general securities, 529 college savings plans, retirement plans and insurance and annuities. In 2019, W&R launched WaddellONE, a centralized advisor technology platform available to all Advisors.  Through WaddellONE, Advisors have direct connectivity to several of the firm’s existing technology partners with the added benefit of market data, research and news coverage.

W&R offers clients full-service brokerage services as well as a variety of fee-based asset allocation programs, including Managed Allocation Portfolio (“MAP”), MAPChoice, MAPFlex, MAPSelect, MAPLatitude, MAPNavigator and Strategic Portfolio Allocation (“SPA”). These programs utilize a variety of underlying investment options including mutual funds, individual stocks and bonds and exchange traded funds (“ETFs”) and are part of the evolution of our fully independent wealth management business model. During 2019, we launched Guided Investment Strategies and MAPDirect. Guided Investment Strategies provides Advisors multiple options for outsourcing investment management to institutional, third party investment managers.  The program consists of four ETF options and one mutual fund option.  The ETF portfolios are managed by PMC, Wilshire Associates, BlackRock and State Street Global Advisors.  The mutual fund option consists of both affiliated and unaffiliated mutual fund options and is managed with discretion by Wilshire Associates.  MAPDirect is a new fee-based asset allocation program offering investment options from multiple mutual fund managers, including access to more than 1,800 individual mutual funds and nearly 200 ETFs.  As of December 31, 2019, clients had $26.9 billion invested in our fee-based asset allocation programs.

Through W&R, we distribute various variable annuity products, some of which offer our affiliated Ivy VIP funds as an investment vehicle.  Through our insurance agency subsidiaries, Advisors also offer clients retirement and life insurance products underwritten by our business partners. We offer unaffiliated mutual fund products, other variable annuity products, and full-service brokerage products and services through a third party clearing broker-dealer.

AUA includes both client assets invested in the Funds and in other companies’ products that are distributed through W&R and held in brokerage accounts or within our fee-based asset allocation programs. As of December 31, 2019, we managed AUA of $60.1 billion.

Service Agreements

We earn service fee revenues by providing various services to the Funds and their shareholders. Pursuant to shareholder servicing agreements, we perform shareholder servicing functions for which the Funds pay us a monthly fee, including: maintaining shareholder accounts; issuing, transferring and redeeming shares; distributing dividends and paying redemptions; furnishing information related to the Funds; and handling shareholder inquiries. During 2019, the Company outsourced the transactional processing operations of its internal transfer agency, which provides some of these services.  Pursuant to accounting service agreements, we provide the Funds with accounting and administrative services and assistance for which the Funds pay us a monthly fee, including: maintaining the Funds’ records; pricing Fund shares; and preparing prospectuses for existing shareholders, proxy statements and certain other shareholder reports.  Agreements with the Funds may be adopted or amended with the approval of the disinterested members of each Fund’s board of trustees and have annually renewable terms.

Competition

The financial services industry is a highly competitive global industry. According to the Investment Company Institute (the “ICI”), at the end of 2019 there were more than 9,400 open-end investment companies, more than 500 closed-end investment companies and more than 2,000 exchange traded funds of varying sizes, investment policies and objectives whose shares are being offered to the public in the United States alone. Factors affecting our business include investment performance, fees, brand recognition, business reputation, quality of service and the continuity of both client relationships and AUM. A majority of mutual fund sales go to funds that are highly rated by a small number of well-known ranking services that focus on investment performance. Competition is influenced by the achievement of competitive investment management performance, distribution methods, the type and quality of shareholder services, the success of marketing efforts and the ability to develop investment products for certain market segments to meet the changing needs of investors.

We compete with other mutual fund management, distribution and service companies that distribute their fund shares through a variety of methods, including affiliated and unaffiliated sales forces, broker-dealers and direct sales to the public of shares offered at a low or no sales charge. Many larger mutual fund complexes have significant advertising budgets and established relationships with brokerage houses with large distribution networks, which enable these fund complexes to reach broad client bases. In recent years, there has been a trend of consolidation in the mutual fund industry resulting in competitors with greater financial resources than us. Many investment management firms and unaffiliated advisors offer services and products similar to ours. We also compete with brokerage and investment banking firms, insurance companies, commercial banks and other financial institutions and businesses offering other financial products in all aspects of their businesses.

The distribution of mutual funds and other investment products has experienced significant evolution and change in recent years, which have intensified the competitive environment. Changes include the introduction of new products, the rationalization of the number of products offered on third party platforms, increasingly complex distribution systems with multiple classes of shares, the development of investors’ ability to invest online and through mobile applications, the introduction of sophisticated technological platforms used by financial advisors to sell and service mutual funds for their clients, the introduction of separately managed accounts—previously available only to institutional investors—to individuals, and growth in the number of mutual funds offered.  In recent years, we have faced significant competition from passive investment strategies, which have taken market share from active managers like ourselves.  While we cannot predict how much market share these competitors will gain, we believe there will always be demand for active management.

We believe we effectively compete across multiple dimensions of the asset management and wealth management businesses.  First, we market our products, primarily the Ivy Funds family, to unaffiliated broker-dealers and advisors and compete against other asset managers offering mutual fund products. Competition is impacted by sales techniques, personal relationships and skills, and the quality of financial planning products and services offered. We compete against a broad range of asset managers and wealth managers that are both larger and smaller than our firm, but we believe that the breadth and depth of our products position us to compete in this environment. Second, we believe our business model targets clients seeking personal assistance from financial advisors or planners. The market for financial advice is extremely broad and fragmented. Advisors compete with large and small broker-dealers, unaffiliated advisors, registered investment advisers, financial institutions, insurance representatives and others. Finally, we compete in the institutional marketplace, working with consultants who select asset managers for various opportunities, as well as working directly with plan sponsors, foundations, endowments, sovereign funds and other asset managers who hire subadvisors.

We also face competition in attracting and retaining qualified employees and Advisors. To maximize our ability to compete effectively in our business, we offer competitive compensation. We are advancing our culture by focusing on our Core Values and further investing in our people through areas such as talent management, employee experience, diversity and inclusion and total rewards.  For Advisors, we enhanced our compensation program and continue to build on our value proposition through enhancements to technology, products and a leading service model. We also boosted our recruiting efforts nationally and have an expanded national recruiting team in place whose focus is to attract, build relationships with and, ultimately, add experienced financial advisors to W&R’s national network.

For additional discussion regarding the impact of competition, please see the Market and Competition risk factors included in Item 1A—“Risk Factors” in this Annual Report.

Regulation

The securities industry is subject to extensive regulation and virtually all aspects of our business are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to protect investment advisory clients and shareholders of registered investment companies. Under such laws and regulations, agencies and organizations that regulate investment advisers, broker-dealers, and transfer agents have broad administrative powers, including the power to limit, restrict or prohibit an investment adviser, broker-dealer or transfer agent from carrying on its business in the event that it fails to comply with applicable laws and regulations. In such event, the possible sanctions that may be imposed include, but are not limited to, the suspension of individual employees or agents, limitations on engaging in certain lines of business for specified periods of time, censures, fines and the revocation of investment adviser and other registrations.

The United States Securities and Exchange Commission (the “SEC”) is the federal agency responsible for the administration of federal securities laws. Two of our subsidiaries, W&R and IICO, are registered with the SEC as investment advisers under the Advisers Act, which imposes numerous obligations on registered investment advisers including, among other things, fiduciary duties, record-keeping and reporting requirements, operational requirements and disclosure obligations, as well as general anti-fraud prohibitions. Investment advisers are subject to periodic examination by the SEC, and the SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act, ranging from censure to termination of an investment adviser’s registration.

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

The Company is also subject to federal and state laws affecting corporate governance, including the Sarbanes-Oxley Act of 2002, as well as rules adopted by the SEC. Our report on internal controls over financial reporting for 2019 is included in Part I, Item 9A.  As a publicly traded company, we are also subject to the rules of the New York Stock Exchange (the “NYSE”), the exchange on which our stock is listed, including the corporate governance listing standards approved by the SEC.

Two of our subsidiaries, W&R and IDI, are registered as broker-dealers with the SEC and the states. Much of the broker-dealer regulation has been delegated by the SEC to self-regulatory organizations, principally the Municipal Securities Rulemaking Board and the Financial Industry Regulatory Authority, Inc. (“FINRA”), which is the primary regulator of our broker-dealer activities. These self-regulatory organizations adopt rules (subject to approval by the SEC) that govern the industry and conduct periodic examinations of our operations over which they have jurisdiction. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales practices, market making and trading among broker-dealers, the use and safekeeping of clients’ funds and securities, capital structure, record-keeping, and the conduct of directors, officers, employees and associated persons. Violation of applicable regulations can result in the revocation of broker-dealer licenses, the imposition of censures or fines, and the suspension or expulsion of a firm, its officers or employees.

W&R and IDI are each subject to certain net capital requirements pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Uniform Net Capital Rule 15c3-1 of the Exchange Act (the “Net Capital Rule”) specifies the minimum level of net capital a registered broker-dealer must maintain and also requires that part of its assets be kept in a relatively liquid form. The Net Capital Rule is designed to ensure the financial soundness and liquidity of broker-dealers. Any failure to maintain the required minimum net capital may subject us to suspension or revocation of our registration or other limitations on our activity by the SEC, and suspension or expulsion by FINRA or other regulatory bodies, and ultimately could require the broker-dealer’s liquidation. The maintenance of minimum net capital requirements may also limit our ability to pay dividends. As of December 31, 2019 and 2018, net capital for W&R and IDI exceeded all minimum requirements.

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

The Company and Advisors in our wealth management channel are subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and related provisions of the Internal Revenue Code of 1986, as amended, to the extent they are considered “fiduciaries” under ERISA with respect to certain clients.  In April 2016, the U.S. Department of Labor (the “DOL”) adopted regulations that, among other things, treated as fiduciaries any person who provides investment advice or recommendations to employee benefit plans, plan fiduciaries, plan participants, plan beneficiaries, IRAs or IRA owners (the “DOL Fiduciary Rule”). Although the U.S. Court of Appeals for the Fifth Circuit vacated the DOL Fiduciary Rule, the DOL is expected to re-propose these regulations and other regulators have enacted or proposed other fiduciary standards. For example, in June 2019, the SEC adopted a package of rulemakings, including Regulation Best Interest, Form CRS Relationship Summary (“Form CRS”), and interpretations, including an interpretation of an investment adviser’s fiduciary standard of conduct and when broker-dealers are deemed to provide advice that is “solely incidental” to brokerage services and thus not subject to the Advisers Act, which are intended to enhance the quality and transparency of retail investors’ relationships with broker-dealers and investment advisers. In addition, certain states have enacted or proposed fiduciary and best interest standards for broker-dealers.

Our businesses may be materially affected not only by regulations applicable to investment advisers, broker-dealers or transfer agents, but also by law and regulations of general application. For example, the volume of our principal investment advisory business in a given time period could be affected by, among other things, existing and proposed tax legislation and other governmental regulations and policies (including the interest rate policies of the Federal Reserve Board), and changes in the interpretation or enforcement of existing laws and rules that affect the business and financial communities.

Our business is also subject to new and changing laws and regulations. For additional discussion regarding the impact of current and proposed legal or regulatory requirements, please see the Legal, Regulatory and Tax risk factors included in Item 1A—“Risk Factors” in this Annual Report.

Intellectual Property

We regard our names as material to our business and have registered certain service marks associated with our business with the United States Patent and Trademark Office.

Employees

At December 31, 2019 we had 1,162 full-time employees, consisting of 1,073 home office employees and 89 employees responsible for field supervision and administration.

Available Information

We make available free of charge our proxy statements, Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports under the “Reports & SEC Filings” menu on the “Investor Relations” section of our internet website at ir.waddell.com as soon as reasonably practical after such filing has been made with the SEC.

ITEM 1A.   Risk Factors

You should carefully consider the following risk factors as well as the other risks and uncertainties contained in this Annual Report on Form 10-K or in our other SEC filings. The occurrence of one or more of these risks or uncertainties could materially and adversely affect our business, financial condition, operating results and cash flows. In this Annual Report on Form 10-K, unless the context expressly requires a different reading, when we state that a factor could “adversely affect us,” have a “material adverse effect on our business,” “adversely affect our business” and similar expressions, we mean that the factor could materially and adversely affect our business, financial condition, operating results and cash flows. Information contained in this section may be considered “forward-looking statements.” See “Part I—Forward Looking Statements” for a discussion of cautionary statements regarding forward-looking statements.

MARKET AND COMPETITION RISKS

We Could Experience Adverse Effects On Our Market Share Due To Competition. The investment management industry is highly competitive.  We compete with investment management firms, wealth management companies, investment banking firms, insurance companies, banks, internet investment sites, mobile investment products, automated financial advisors, registered investment advisers, and other financial institutions and individuals based on a number of factors, including investment performance, the level of fees charged, the quality and diversity of products and services offered, name recognition and reputation, and the ability to develop new investment strategies and products to meet the changing needs of investors. Many of these competitors not only offer mutual fund investments and services, but also offer an ever-increasing number of other financial products and services, and have better brand recognition.  See Item 1 – “Business – Competition.”  If existing or potential clients decide to invest with our competitors instead of with us, our market share could decline, which could have a material adverse effect on our business.

There are a number of asset classes and product types that are not well covered by our current products and services. When these asset classes or products are in favor with investors, our competitors may receive outsized flows compared to others in the industry.  As a result, we may miss the opportunity to gain the AUM that are being invested in these assets and face the risk of our managed assets being withdrawn in favor of competitors who offer these classes or products.  For example, the trend in recent years in the asset management business in favor of lower fee, passive investment strategies, such as index and certain types of exchange-traded funds, favors our competitors who provide those products over active managers like us. In addition, we are not typically the lowest cost provider of asset management services. To the extent that we compete on the basis of price, we may not be able to maintain our current fee structure, which could adversely affect our operating revenues.

Our Business And Prospects Could Be Adversely Affected If The Securities Markets Decline or are Volatile. Our results of operations are affected by certain economic factors, including the success of the securities markets. There are often substantial fluctuations in price levels in the securities markets. These fluctuations can occur on a daily basis and over longer periods as a result of a variety of factors, including national and international economic and political events, broad trends in business and finance, and interest rate movements.  Adverse market conditions, particularly in the U.S. domestic stock market due to our high concentration of AUM in that market, and lack of investor confidence could result in investors further withdrawing from the markets or decreasing their rate of investment, either of which could adversely affect our revenues, earnings and growth prospects.

Our revenues are, to a large extent, investment management fees that are based on the market value of AUM and AUA.  A decline in the securities markets may cause the value of our AUM and/or AUA to decline or cause investors to redeem or sell assets in favor of investments they perceive offer greater opportunity or lower risk, both of which decrease investment management and other fees and could significantly reduce our revenues and earnings.  We do not hedge our revenue stream from this risk through derivatives or other financial contracts.  Our growth is dependent to a significant degree upon our ability to attract and retain mutual fund assets and advisory assets, and, in an adverse economic environment, this may prove more difficult.  The combination of adverse market conditions reducing both sales and investment management fees could compound one another and materially affect our business.

There May Be Adverse Effects On Our Business If Our Funds’ Performance Declines.  Success in the investment management and mutual fund businesses, including the growth and retention of AUM, is dependent on the investment performance of client accounts relative to market conditions and the performance of competing funds.  From time to time, we may experience poor investment performance, on a relative or absolute basis, in certain products or accounts that we manage, which may contribute to a significant reduction in our AUM and revenues.  A Fund’s performance record is calculated over various trailing periods and, therefore, the Fund’s underperformance may continue to be reflected in a particular trailing period long after the Fund’s performance has improved.  Accordingly, the Fund may experience delays in realizing, or may not realize, any increase in asset flows from improved performance. Good relative performance stimulates sales of the Funds’ shares and tends to keep redemptions low.  Sales of the Funds’ shares in turn generate higher management fees and distribution revenues. Good relative performance may also attract institutional accounts and may result in higher ratings or rankings by research services such as Morningstar, Lipper or eVestment Alliance, which may compound the foregoing effects. Conversely, poor relative performance results in decreased sales, increased redemptions of the Funds’ shares and the loss of institutional accounts, resulting in decreases in our AUM and revenues.  Poor investment performance also may adversely affect our ability to expand the distribution of our products through unaffiliated third parties.  Further, any drop in market share of mutual fund sales in our wealth management channel may further reduce profits as sales of unaffiliated mutual funds are less profitable than sales of our Funds.

As of December 31, 2019, 39% our AUM were concentrated in five Funds. As a result, our operating results are significantly affected by the performance of those Funds and our ability to minimize redemptions from and maintain AUM in those Funds. If we experienced a significant amount of redemptions of those Funds for any reason, our revenues would decline and our operating results would be adversely affected. Further, any adverse performance of those Funds may also indirectly affect the net sales and redemptions in our other products, which in turn, may adversely affect our business.

Changes In The Distribution Channels In Which We Operate Could Reduce Our Net Revenues and Adversely Affect Our AUM, Revenues and Growth Prospects.  Our ability to market and distribute mutual funds and other investment products we manage is significantly dependent on access to third party financial intermediaries that distribute these products.  We sell a significant portion of our investment products through a variety of such intermediaries, including major wire houses, national and regional broker-dealers, defined contribution plan administrators, retirement platforms and registered investment advisers.  AUM in our unaffiliated channel at December 31, 2019 were $26.3 billion, or 38% of total AUM.  It would be difficult for us to acquire or retain the management of those assets without the assistance of the intermediaries.  As third party intermediaries rationalize and reduce the number of product offerings on their platforms, including in response to new best interest and  fiduciary standards, we cannot provide assurances that we will be able to maintain an adequate number of investment product offerings, or access to these intermediaries, which could have a material adverse effect on our business.  Relying on third party intermediaries also exposes us to the risk of increasing costs of distribution, as certain intermediaries with which we conduct business charge fees (largely determined by the distributor) to maintain access to their distribution networks.  If we choose not to pay such fees, our ability to distribute through those intermediaries would be limited; significant increases in such fees will cause our distribution costs to increase, which could lower our profitability.  In addition, over time, certain sectors of the financial services industry have become considerably more concentrated, as financial institutions involved in a broad range of financial services have been acquired by or merged into other firms.

Over half of our AUM, $40.6 billion, or 58%, as of December 31, 2019 are held in our wealth management channel.  The investment products distributed in our wealth management channel include our Funds and other products, as well as products issued by unaffiliated mutual fund companies.  A significant portion of the sales in this channel are sales of Funds, upon which we earn higher revenues from asset management fees as compared to the sale of unaffiliated funds.  Sales of affiliated investment products in our wealth management channel may decrease (and redemptions increase) materially with the introduction of additional unaffiliated investment products in our advisory programs.  Further, qualified accounts, particularly IRAs, make up a significant portion of our AUM and AUA in this channel, and a significant portion of those retirement assets are invested in our affiliated products.  The introduction of additional unaffiliated products in this channel, sustained underperformance of key investment products, and the implementation of best interest and fiduciary standards could cause us to experience lower sales of our affiliated investment products, increased redemptions, or other developments that may not be fully offset by higher distribution revenues or other benefits.  As a result, our AUM, AUA, revenues and earnings may decline.  See “Legal, Regulatory and Tax Risks below for the impact that changes to standards of conduct applicable to broker-dealers and investment advisers and potential fiduciary standards may have on our business, including our distribution activities”

Increasingly, investors, particularly in the institutional market, rely on external consultants and other third party financial professionals for advice on the choice of an investment adviser and investment portfolio. Further, the institutional account business uses referrals from investment consultants, investment advisers and other professionals.  These consultants and third parties tend to exert a significant degree of influence over their clients’ choices, and they may favor a competitor of ours.  We cannot assure that our investment offerings will be among their recommended choices in the future. The Company cannot be certain that it will continue to have access to these third party distribution channels or have an opportunity to offer some or all of its investment products through these channels.  Further, their recommendations can change over time and we could lose their recommendation and their client assets under our management.  Any failure to maintain strong business relationships with these distribution sources and the consultant community could impair our ability to sell our products, which in turn could have a negative effect on our revenues and profitability.

A Significant Percentage Of Our AUM Are Distributed Through Our Unaffiliated Channel, Which Has Higher Redemption Rates Than Our Wealth Management Channel.  The percentage of our AUM in the unaffiliated channel was 38% at December 31, 2019, and the percentage of our total sales represented by the unaffiliated channel was 60% for the year ended December 31, 2019.  The success of sales in our unaffiliated channel depends upon our maintaining strong relationships with certain strategic partners, third party distributors and institutional accounts, as well as on the performance of our investment products marketed through this channel.  Many of those distribution sources also offer investors competing funds that are internally or externally managed, or may reduce the number of competing products on their platforms through systemic rationalization and reduction, which could limit the distribution of our products. The loss of any of these distribution channels and the inability to continue to access new distribution channels could decrease our AUM and adversely affect our results of operations and growth.  There are no assurances that these channels and their client bases will continue to be accessible to us.  The loss or diminution of the level of business we do with those providers could have a material adverse effect on our business.  Compared to the industry average redemption rate of 21.7% and 24.9% for the years ended December 31, 2019 and 2018, the unaffiliated channel had redemption rates of 38.1% and 38.7% for the years ended December 31, 2019 and 2018, respectively.  Redemption rates were 13.8% and 13.9% for our wealth management channel in the same periods, reflecting the higher rate of transferability of investment assets in the unaffiliated channel.  However, the modernization of our wealth management platforms and products and the introduction of additional unaffiliated investment products in our advisory programs, as well as changes resulting from the implementation of new best interest and fiduciary standards, may result in a higher redemption rate in our wealth management channel, as Advisors may move to sell more unaffiliated products.  An increase in the sale of unaffiliated mutual funds compared to sales of the Funds in our wealth management channel may reduce profits, as sales of unaffiliated mutual funds are less profitable than sales of our Funds.  See “Legal, Regulatory and Tax Risks.”

Fee Pressures Could Reduce Our Revenues And Profitability. There is an accelerating trend toward lower fees in some segments of the investment management business. The SEC has adopted rules that are designed to alter mutual fund corporate governance, which could result in further downward pressure on investment advisory fees in the mutual fund industry. Investors and clients are increasingly fee sensitive. Active management continues to experience pressure by increased flows to lower fee passive products.  This trend has resulted in pressure on active management firms to reduce fees to compete with passive products.  New best interest and fiduciary standards could increase fee pressure as financial advisors may have more fee sensitivity given their higher standard of conduct.  In addition, competition could cause us to reduce the fees we charge for products and services.  In the event that competitors charge lower fees for substantially similar products, we may be forced to compete on the basis of price in order to attract and retain clients.  In the ordinary course of our business, we may reduce or waive investment management fees, or limit total expenses, on certain products or services for particular time periods to manage fund expenses, or for other reasons, and to help retain or increase AUM. The investment management agreements with the Funds continue in effect from year to year only if approved by the Funds’ board of trustees. Periodic review of these advisory agreements could result in a reduction in investment management fee revenues received from the Funds. Accordingly, there can be no assurance that we will be able to maintain our current fee structure.  Fee reductions on existing or future new business could reduce our operating revenues and may adversely affect our business, future revenue and profitability.

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

Our Ability To Attract And Retain Key Personnel Is Significant To Our Success And Growth. Our success is largely dependent on our ability to attract and retain highly skilled personnel, including our corporate officers, portfolio managers, investment analysts, and sales and client relationship personnel, many of whom have specialized expertise and extensive experience in our industry.  The market for experienced asset management personnel is extremely competitive, and is increasingly characterized by the movement of employees among different firms.  Most of our employees do not have employment agreements, and generally can terminate their employment with us at any time.  Those employees who are subject to employment agreements are generally eligible to terminate their employment at any time upon written notice. Due to the competitive market for these professionals and the success of our highly skilled employees, our costs to attract and retain key personnel are significant.  If we are unable to offer competitive compensation or otherwise attract and retain talented individuals, the Company’s ability to execute its strategic objectives, compete effectively and retain its existing clients may be materially impacted.  Because the investment track record of many of our products and services is often attributed to a small number of individual employees, the departure of one or more of these employees could damage our reputation and result in the loss of assets or client accounts, which could have a material adverse effect on our results of operations and financial condition.  If we are unable to attract and retain qualified personnel, it could damage our reputation, make it more difficult to retain and attract new employees, cause our retention costs to increase significantly, and materially adversely impact our financial condition and results of operations.

Additionally, a significant portion of the sales of our mutual funds, investment products, annuities and insurance products are sold in our wealth management channel. Our growth prospects are directly affected by the quality, quantity and productivity of Advisors who continue to manage their independent practices through their association with us.

There May Be An Adverse Effect On Our Business If Our Investors Redeem The Assets We Manage On Short Notice.  Our investment management agreements with institutions and other non-mutual fund accounts are generally terminable upon relatively short notice, and investors in the Funds that we manage may redeem their investments in the Funds at any time without prior notice.  Institutional and individual clients can terminate their relationships with us, reduce the aggregate amount of AUM, or shift their funds to other types of accounts with different rate structures for any number of reasons, including investment trends, investment performance, changes in prevailing interest rates, changes in investment preferences of clients, changes in our reputation in the marketplace, changes in management or control of clients or third party distributors with whom we have relationships, loss of key investment management or other personnel, and financial market performance.  In addition, in a declining securities market, the pace of mutual fund redemptions and withdrawal of assets from other accounts could accelerate. Poor investment performance generally or relative to other investment management firms tends to result in decreased purchases of Fund shares, increased redemptions of Fund shares, and the loss of institutional or individual accounts.  Historically, the risk of our investors redeeming their investments in the Funds on short notice has been greater for assets in our unaffiliated channel.  Additionally, redemptions in our wealth management channel may increase materially with the introduction of additional unaffiliated investment products in our advisory programs.  The implementation of new best interest and fiduciary standards could also result in increased redemptions.  An increase in redemptions and the corresponding decrease in our AUM may have a material adverse effect on our business.

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

We May Be Unable To Develop New Products And Support Provided To New Products May Reduce Fee Revenue, Increase Expenses And Expose Us To Potential Loss On Invested Capital.  Our financial performance depends, in part, on our ability to develop, market and manage new investment products and services, which may require significant time and resources, as well as ongoing support and investment.  Substantial risk and uncertainties are associated with the introduction of new products and services, including the implementation of new and appropriate operational controls and procedures, shifting client and market preferences, the introduction of competing products or services, and compliance with regulatory requirements. A failure to continue to innovate to introduce new products and services, or to manage successfully the risks associated with such products and services, may impact our market share relevance and may cause our AUM, revenue and earnings to decline.  In addition, changes to the standards of conduct applicable to broker-dealers and investment advisers could require modifications to our distribution activities and impact our ability to engage in certain types of distribution or other business activities.

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

Restrictions On Our Ability To Use “Soft Dollars” Could Result In An Increase In Our Expenses. On behalf of our mutual fund and investment advisory clients, we make decisions to buy and sell securities for each portfolio, select broker-dealers to execute trades, and negotiate brokerage commission rates. In connection with these transactions, we may receive “soft dollar credits” from broker-dealers that we can use to defray certain of our research and brokerage expenses consistent with Section 28(e) of the Securities Exchange Act of 1934, as amended. We may be limited in our ability to use “soft dollars”. If our use of “soft-dollars” decreases or is eliminated, including due to the adoption of regulations, or if the “soft dollars” we generate decrease because of reductions to our AUM or commission rates, our operating expenses could increase. The Markets in Financial Instruments Directive II (“MiFID II”), which was effective in Europe in January 2018, regulates the use of “soft dollars” to pay for research and other services. Although MiFID II does not apply to our investment management business in the United States, it may result in changes to industry practice that limits our use of “soft dollars”.

LEGAL, REGULATORY AND TAX RISKS

Regulatory Risk Is Substantial In Our Business And Regulatory Reforms Could Have A Material Adverse Effect On Our Business.    Virtually all aspects of our business, including the activities of our parent company and our investment advisory and wealth management subsidiaries, are heavily regulated, primarily at the federal level.  See Item 1 – “Business – Regulation.” The regulatory environment in which we operate frequently changes and has seen a significant increase in regulation in recent years, which could have a material adverse effect on our business.

Potential impacts of current or proposed legal or regulatory requirements include, without limitation, the following:

●	In Washington, D.C., there has been an increased focus on the framework of the U.S. retirement system. Although the DOL Fiduciary Rule was vacated, we already had implemented a number of business and compliance initiatives in order to change our distribution methods and operations in response to the DOL Fiduciary Rule. The DOL is expected to promulgate in the future a rule to replace the DOL Fiduciary Rule that could impose materially different requirements on the Company and make such changes implemented in response to the DOL Fiduciary Rule unnecessary or no longer appropriate. Such a rule could also impose additional or different requirements on the Company than the SEC’s Regulation Best Interest and standards adopted by one or more states. Additionally, changes to the current retirement system framework may impact our business in other ways. For example, proposals to reduce contributions to IRAs and defined contribution plans for certain individuals, as well as potential changes to defined benefit plans, may result in increased plan terminations and reduce our opportunity to manage and service retirement assets.
●	In June 2019, the SEC adopted a package of rulemakings and interpretations, including Regulation Best Interest and Form CRS, as well as the SEC’s interpretation of an investment adviser’s fiduciary standard of conduct and when broker-dealers are deemed to provide advice that is “solely incidental” to brokerage services and thus not subject to the Advisers Act, which are intended to enhance the quality and transparency of retail investors’ relationships with broker-dealers and investment advisers. Regulation Best Interest enhances the broker-dealer standard of conduct beyond existing suitability obligations and requires compliance with disclosure, care, conflict of interest and compliance obligations. Form CRS requires broker-dealers and registered investment advisers to provide a brief relationship summary to retail investors, including (i) the types of client and customer relationships and services the firm offers, (ii) the fees, costs, conflicts of interest and required standard of conduct associated with those relationships and services, (iii) whether the firm and its financial professionals currently have reportable legal or disciplinary history; and (iv) how to obtain additional information about the firm. The compliance date for Regulation Best Interest and Form CRS is June 30, 2020. In addition, certain states have enacted or proposed fiduciary and best interest standards for broker-dealers. The SEC and state requirements may have a material impact on the provision of investment services to retail investors, including imposing additional compliance, reporting and operational requirements, which could negatively affect our business, such as by requiring modifications to our distribution activities and impacting our ability to engage in certain types of distribution or other business activities. These changes could increase our distribution costs as a percentage of our revenues generated. We could also experience lower sales, incur higher distribution costs, and/or experience pressure on our pricing and market share, including, for example, if some of our competitors seek to increase market share by reducing prices, third-party selling agreements are terminated, or there is a change in the terms of those agreements.

There are no assurances that we will be able to successfully execute changes and enhancements to our business model, operations, technology and compliance policies and procedures required by these new regulations, which could materially and adversely affect our business.  These regulations could necessitate changes in our product structures, including product rationalization and reduction, as well as changes to our fee structures and revenue sharing arrangements.  In addition, it could reduce our opportunities to distribute our products through our current network of business partners.  New best interest and fiduciary standards, at both the federal and state levels, could create additional liability exposure to regulatory enforcement activity, litigation and arbitration, which may result in awards, settlements, penalties, injunctions, reputational risk, costs of defense regardless of outcome, or other adverse results.

●	In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act established enhanced regulatory requirements for non-bank financial institutions designated as “systemically important” by the Financial Stability Oversight Committee (“FSOC”). Under a final rule and interpretive guidance issued by the FSOC in April 2012, certain non-bank financial companies have been designated as Systemically Important Financial Institutions (“SIFIs”). Additional non-bank financial companies, which may include large asset management companies such as us, may be designated as SIFIs in the future. We do not believe that mutual funds should be deemed SIFIs. Further, we do not believe SIFI designation was intended for traditional asset management businesses. However, if any of the Funds or our affiliates is deemed a SIFI, we would be subject to enhanced prudential measures, which could include capital and liquidity requirements, leverage limits, enhanced public disclosures and risk management requirements, annual stress testing by the Federal Reserve, credit exposure and concentration limits, supervisory and other requirements. These heightened regulatory obligations could, individually or in the aggregate, adversely impact our business and operations.
●	Pursuant to the mandate of the Dodd-Frank Act, the Commodity Futures Trading Commission (the “CFTC”) and the SEC have promulgated rules that increase the regulation of over-the-counter derivatives markets. The CFTC has adopted certain amendments to its rules that would limit the ability of mutual funds and certain other products we sponsor to use commodities, futures, swaps, and other derivatives without additional registration. If our use of these products on behalf of client accounts increases so as to require registration, we would be subject to additional regulatory requirements and costs associated with registration. The Dodd-Frank Act also expanded the CFTC’s authority to limit the maximum long or short position that any person may take in futures contracts, options on futures contracts and certain swaps. CFTC rules implementing this authority could apply to the activities of the Company and complying with these rules may negatively affect the Company’s financial condition or performance by requiring changes to existing strategies or preventing an investment strategy from being fully implemented.
●	On July 23, 2014, the SEC adopted additional reforms regulating money market funds to address the perceived systemic risks that such funds present. These reforms require all non-government money market funds to establish processes to review and implement liquidity fees and/or redemption limits or “gates” when fund liquidity drops below established levels. Government and retail money market funds are permitted under the amended rules to continue using the amortized cost method of valuation as long so long as the Board believes that amortized cost continues to fairly reflect the market-based net asset value per share of the Fund. The SEC also adopted other reforms for money market funds, including additional disclosure and reporting requirements, tightening of diversification requirements, and enhanced stress testing. The new rules have impacted both the money market funds and shareholders in the form of ongoing operational costs and opportunity costs related to maintaining prescribed liquidity and shortened maturity levels.
●	The SEC and its staff continue to engage in various initiatives and reviews that seek to modify the regulatory structure governing the asset management industry, and registered investment companies in particular. In late 2016, the SEC adopted new rules that require registered open-end funds to adopt liquidity risk management programs with specific requirements for measuring and reporting the liquidity of fund holdings, including the requirement to bucket every portfolio holding within one of four prescribed liquidity buckets. This particular rule has resulted in an extensive allocation of resources in the form of both systems and people to monitor the funds’ liquidity program and to file required regulatory reports. In addition, these new and existing rules along with pending initiatives could further limit investment opportunities for certain Funds we manage and may increase our management and administration costs, with potential adverse effects on our revenues, expenses and results of operations. The SEC has also been directed toward risk identification and controls in trading practices, cybersecurity and the evaluation of systemic risks and has indicated an intention to propose new rules for transition planning by asset managers, including the transfer of client assets. When finalized, these new rules can be expected to add additional reporting and compliance costs and may affect the development of new products and the ability to continue to offer certain strategies through a registered investment company format. In 2019, the SEC re-proposed a rule regulating the use of derivatives by registered investment companies on its regulatory agenda. Among other requirements, the rule, as proposed, would require our Funds to adopt a derivatives risk management program unless they qualify for certain exceptions and would limit the degree to which our Funds may invest in derivatives based on certain “value at risk” metrics. The ultimate impact on our Funds, and thus the Company, is unclear if the SEC adopts the rule, although certain Funds might be required to alter their principal investment strategies or pursue them in a different manner, which could lead to investment losses, lower investment returns or shareholder redemptions. Further, if adopted, the rule would cause our Funds to incur increased compliance and administrative costs, which could negatively impact our financial performance.
●	There has been increased global regulatory focus on the manner in which intermediaries are paid for distribution of mutual funds. Changes to long-standing market practices related to fees or enhanced disclosure requirements may negatively impact sales of mutual funds by intermediaries, especially if such requirements are not applied to other investment products.

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

Insurance May Not Be Available On A Cost Effective Basis And Insurance Coverage May Not Protect Us From Liability.  We face inherent liability risk related to litigation from mutual fund investors, clients, third party vendors and others, and actions taken by regulatory agencies.  To help protect against these potential liabilities, we purchase insurance in amounts, and against risks, that we consider appropriate and commercially reasonable, where such insurance is available at prices we deem acceptable. There can be no assurance, however, that a claim or claims will be covered by insurance or, if covered, will not exceed the limits of available insurance coverage, that any insurer will remain solvent and will meet its obligations to provide us with coverage, or that insurance coverage will continue to be available with sufficient limits at a reasonable cost. Insurance costs are impacted by market conditions and the risk profile of the insured, including prior claims, and may increase significantly over relatively short periods. In addition, certain insurance coverage may not be available or may only be available at prohibitive costs. Renewals of insurance policies may expose us to additional costs through higher premiums or the assumption of higher deductibles or co-insurance liability.

Financial Advisors In Our Wealth Management Channel Are Classified As Independent Contractors, And Changes To Their Classification May Increase Our Operating Expenses.  From time to time, various legislative or regulatory proposals are introduced at the federal or state levels addressing the criteria for determining the status of independent contractors’ classification as employees for either employment tax purposes (withholding, social security, Medicare and unemployment taxes) or other employment benefits.  Currently, most individuals are classified as employees or independent contractors for employment tax purposes based on relevant statutory, regulatory and common law tests, including the multi-factor test utilized by the Internal Revenue Service.   We classify Advisors as independent contractors for all purposes, including employment tax.  There can be no assurance that legislative, judicial or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change the independent contractor classification of those Advisors or that private litigants might file actions seeking to change such classification.  The costs associated with potential changes, if any, with respect to these independent contractor classifications could have a material adverse effect on our business.

Misconduct By Our Employees And/Or By Advisors Could Result In Liability, Subject Us To Regulatory Sanctions Or Otherwise Adversely Affect Our Business, Results of Operations or Financial Condition. Our business is based on the trust and confidence of our clients, for whom Advisors handle a significant amount of funds, as well as financial and personal information. Misconduct by our employees or by Advisors could result in violations of law, regulatory sanctions and/or serious reputational or financial harm. Misconduct that could occur includes: (i) binding us to transactions that exceed authorized limits; (ii) hiding unauthorized or unsuccessful activities resulting in unknown and unmanaged risks or losses; (iii) improperly using, disclosing or otherwise compromising confidential information; (iv) recommending transactions that are not suitable; (v) engaging in fraudulent or otherwise improper activity, including the misappropriation of funds; (vi) engaging in unauthorized or excessive trading to the detriment of clients; or (vii) otherwise not complying with laws, regulations or our control procedures.  Although we have implemented a system of internal controls to minimize the risk of misconduct, there can be no assurance that our controls or precautions to detect and prevent misconduct will be effective in all cases. Preventing and detecting misconduct among Advisors, who are not employees, presents additional challenges.  We could be liable in the event of misconduct by employees or Advisors and we could also be subject to regulatory sanctions. Although we believe that we have adequately insured against these risks, there can be no assurance that our insurance will be maintained or that it will be adequate to meet any liability resulting from these activities.  Any damage to the trust and confidence placed in us by our clients may cause our AUM and/or AUA to decline, which could adversely affect our reputation, business and prospects and lead to a material adverse effect on our business, results of operations or financial condition.

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

TECHNOLOGY AND OPERATIONAL RISKS

Our Business Is Subject to Numerous Operational Risks.  Sustained Interruptions In Our Operating Systems, Technology Systems, Or Other Failure In Operational Execution, Could Materially And Adversely Affect Our Business.  We face numerous and complex operational risks related to our business on a day-to-day basis.  Operating risks include, but are not limited to:

●	failure to properly perform or oversee mutual fund or portfolio recordkeeping responsibilities, including portfolio accounting, security pricing, corporate actions, investment restrictions compliance, daily NAV computations, account reconciliations, and required distributions to Fund shareholders to comply with tax regulations;
●	failure to properly oversee transfer agent and participant recordkeeping responsibilities, including transaction processing, supervision of staff, tax reporting, and record retention;
●	sales and marketing risks, including the intentional or unintentional misrepresentation of products and services in advertising materials, public relations information, or other external communications, and failure to properly calculate and present investment performance data accurately and in accordance with established guidelines and regulations;
●	failure to properly perform brokerage business responsibilities, including processing trades and client information timely and accurately, maintenance of books and records, execution of financial planning activities, and supervisory and compliance activities; and
●	our reliance on third party vendors who, now or in the future, may perform or support important parts of our operations as there can be no assurance that they will perform properly or that our processes and plans to execute, transition or delegate these functions to others will be successful or that there will not be interruptions in services from these third parties.

The systems upon which we rely upon to conduct our business may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including a disruption of electrical or communications services, termination or capacity constraints of any of the clearing agents, exchanges, clearing houses or other third party service providers that we use to facilitate, or are component providers to, our brokerage operations, securities transactions and other product manufacturing and distribution activities.  Any such failure, termination or constraint could adversely impact our ability to effect transactions, service our clients, manage our exposure to risk, or otherwise achieve desired outcomes.  Failure to keep current and accurate books and records can render us subject to disciplinary action by governmental and self-regulatory authorities, as well as to claims by our clients. In connection with the modernization of our wealth management platforms and products, a significant portion of our software is licensed from and supported by third party vendors upon whom we rely to prevent operating system failure.  A suspension or termination of these licenses or the related support, upgrades and maintenance could cause system delays or interruption.  If any of our financial, portfolio accounting, brokerage or other data processing systems, or the systems of third parties on whom we rely, do not operate properly or are disabled, or if there are other shortcomings or failures in our internal processes, people or systems, or those of third parties on whom we rely, we could suffer financial loss, a disruption of our businesses, liability to clients, regulatory problems or damage to our reputation.

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

Failure To Implement New Information Technology Systems Successfully Could Materially And Adversely Affect Our Business.  We are in the process of continuing to modernize our wealth management platforms and products and implementing new information technology systems, including a new business administration platform and integrated data repository that we believe will facilitate and improve our core businesses and our productivity, and position our wealth management channel for long-term competitiveness.  Additionally, new best interest and fiduciary standards could require significant changes to our business operations, including, but not limited to, our distribution methods, compensation models and product shelf.  We may be required to make significant capital expenditures to maintain competitive infrastructure. Our technology infrastructure is vital to the competitiveness of our business.  We depend on specialized technology to operate our business and a number of our key information technology systems were developed solely to handle our particular information technology infrastructure.  Our continued success depends on our ability to effectively integrate necessary technology systems across our organization, and to adopt new or adapt existing technologies to meet client, industry, and regulatory demands.  There can be no assurance that we will successfully implement new information technology systems, that our existing technology infrastructure can support new systems or changes to existing systems, that their implementation will be completed in a timely or cost effective manner, or that we will derive the expected benefits from these new systems.  Failure to implement or maintain adequate information technology infrastructure may cause us to lose investors, clients, Advisors and fail to maintain regulatory compliance, which could severely damage our reputation, impede our ability to support business growth, and materially and adversely affect our results of operations.

A Failure In Or Breach Of Our Operational Or Security Systems Or Our Technology Infrastructure, Or Those Of Third Parties, Or Failure To Maintain Adequate Business Continuity Plans, Could Result In A Material Adverse Effect On Our Business And Reputation.   We are highly dependent upon the use of various proprietary and third party software applications and other technology systems to operate our business.  As part of our normal operations, we process a large number of transactions on a daily basis and maintain and transmit confidential client and employee information, the safety and security of which is dependent upon the effectiveness of our information security policies, procedures, capabilities and employees to protect such systems and the data that reside on or are transmitted through them.  Although we take protective measures and endeavor to modify these protective measures as circumstances warrant, technology is subject to rapid change and the nature of the threats continue to evolve.  As a result, our operating and technology systems, software and networks may fail to operate properly or become disabled, or may be vulnerable to unauthorized access, inadvertent disclosure, loss or destruction of data (including confidential client information), computer viruses or other malicious code, cyber-attacks and other events that could materially damage our operations, have an adverse security impact, or cause the disclosure or modification of sensitive or confidential information.  Further, a cybersecurity intrusion could occur and persist for an extended period of time without detection, and any investigation of a cybersecurity intrusion could require a substantial amount of time. During all this time we might not know the extent of the harm or how best to remediate it, and errors or omissions could be repeated or compounded before being discovered and remediated, all of which could aggravate the costs and consequences of the intrusion. Most of the software applications that we use in our business are licensed from, and are supported, upgraded and maintained by, third party vendors. A suspension or termination of certain of these licenses or the related support, upgrades and maintenance could cause temporary system delays or interruptions.  We also take precautions to password protect and/or encrypt our laptops and other mobile electronic hardware; however, if such hardware is stolen, misplaced or left unattended, it may become vulnerable to hacking or other unauthorized use, creating a possible security risk and resulting in potentially costly actions against us.  While we collaborate with clients, vendors and other third parties to develop secure transmission capabilities and otherwise protect against cyber-attacks, we cannot ensure that we or any third parties have~~s~~ all appropriate controls in place to protect the confidentiality and integrity of such information. Further, while we have in place a disaster recovery plan to ensure we can recover from and continue our business upon the occurrence of catastrophic and unpredictable events, there is no guarantee that this plan will be sufficient in responding to or ameliorating the effects of all disaster scenarios, and we may experience system delays and interruptions as a result of natural disasters, power failures, acts of war, and third party failures.   In addition, we rely to varying degrees on third party vendors for disaster contingency support, and we cannot be assured that these vendors will always be able to perform in an adequate and timely manner.

The breach of our operational or information security systems or our technology infrastructure, or those of third parties, due to one or more of these events could cause interruptions, malfunctions or failures in our operations and/or the loss or inadvertent disclosure of confidential client information could result in substantial financial loss or costs, liability for stolen assets or information, breach of client contracts, client dissatisfaction and/or other reputational loss, regulatory actions, remediation costs to repair damage caused by the breach, additional security costs to mitigate against future incidents, costs to provide notice to and credit monitoring for affected clients, and litigation costs resulting from the incident.  Although we seek to assess regularly and improve our existing disaster recovery plans, a major disaster, or one that affected certain important operating areas, or our inability to recover successfully should we experience a disaster or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.  These events, and those discussed above, could have a material adverse effect on our business and reputation.

We remain subject to various state and federal laws and regulations related to the privacy, integrity and security of nonpublic personal information we create, collect and maintain in the conduct of our business concerning individuals, including Fund trustees and shareholders, our directors and shareholders, our clients, Advisors’ clients and our employees and independent contractors.  For example, the State of California recently enacted the California Consumer Privacy Act of 2018, which was effective January 1, 2020 and, among other things, creates detailed notice, opt-out/opt-in, access and erasure rights for consumers vis-à-vis businesses that collect their personal information, and provides a new private cause of action for data breaches.  Other states have enacted or proposed, or in the future may enact, similar privacy and data security legislation.  Privacy and data security laws and regulations, particularly when enacted on a state by state basis rather than at the federal level, could impose significant limitations, require changes to our business, restrict our collection, use or storage of nonpublic personal information and subject us to legal liability or regulatory action, which may result in increased compliance expenses, fines or penalties, the termination of client contracts, costly mitigation activities and harm to our reputation.

Failure To Establish Adequate Controls And Risk Management Policies, The Circumvention Of Controls And Risk Management Policies, Or Fraud Could Have An Adverse Effect On Our Reputation And Financial Position.  We have established a comprehensive risk management process and continue to enhance various controls, procedures, policies and systems to monitor and manage risks; however, we cannot assure that such controls, procedures, policies and systems will successfully identify and manage internal and external risks to our business. We are subject to the risk that our employees, Advisors, contractors or other third parties may deliberately seek to circumvent established controls to commit fraud or act in ways that are inconsistent with our controls, policies and procedures. Persistent attempts to circumvent policies and controls, or repeated incidents involving fraud, conflicts of interest or transgressions of policies and controls, could have a materially adverse effect on our reputation and lead to costly regulatory inquiries, fines and/or sanctions.

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

In addition, the SEC and other federal and state regulators have increased their scrutiny of potential conflicts of interest, including through the implementation of new best interest and fiduciary standards. It is possible that potential or perceived conflicts could give rise to litigation or enforcement actions. It is possible also that the regulatory scrutiny of, and litigation in connection with, conflicts of interest will make our clients less willing to enter into transactions in which such a conflict may occur, and may materially affect our business.

Our Expenses Are Subject To Fluctuations That Could Materially Affect Our Operating Results.  Our results of operations are dependent on the level of expenses, which can vary significantly from period to period. Our expenses may fluctuate as a result of, among other things:

●	expenses incurred in connection with our strategic plans to strengthen our long-term competitive position;
●	variations in the level of total compensation expense due to bonuses, equity compensation, changes in employee benefit costs due to regulatory or plan design changes, changes in our employee count and mix, competitive factors and inflation;
●	expenses incurred to support distribution of our investment products and to develop new products;
●	expenses and capital costs incurred to maintain and enhance our administrative and operation services infrastructure, including compliance systems, technology assets, and related depreciation and amortization;
●	the future impairment of intangible assets or goodwill that is currently recognized on our balance sheet;
●	unanticipated costs incurred to protect investor accounts and client goodwill;
●	disruptions of third party services such as communications, power, client account management and processing systems, and mutual fund transfer agency and accounting systems; and
●	responding to significant changes in our business model brought on by regulatory change.

Increases in our level of expenses, or our inability to reduce our level of expenses, could materially affect our operating results. If we are unable to effect appropriate expense reductions in a timely manner to align with decreases in our revenue due to, among other things, a decline in the level of our AUM or AUA,  or our current business environment, through operational changes or performance improvement, our business may be adversely affected.

We Have Significant Goodwill and Intangibles On Our Balance Sheet, And Any Impairment Could Adversely Affect Our Results of Operations.  At December 31, 2019, our total assets were approximately $1.27 billion, of which approximately $145.9 million, or 11%, consisted of goodwill and identifiable intangible assets.  See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”  We complete an ongoing review of goodwill and intangible assets for impairment on an annual basis or more frequently whenever events or a change in circumstances warrant.  Important factors in determining whether an impairment of goodwill or intangible assets might exist include significant continued underperformance compared to peers, the likelihood of termination or non-renewal of a mutual fund advisory or sub-advisory contract or substantial changes in revenues earned from such contracts, significant changes in our business and products, material and ongoing negative industry or economic trends, or other factors specific to each asset or subsidiary being tested.  Because of the significance of goodwill and other intangibles to our consolidated balance sheets, the impairment analysis is critical. Any changes in key assumptions about our business and our prospects, or changes in market conditions or other externalities, could result in an impairment charge.  Any such charge could have a material effect on our results of operations.

We May Engage In Strategic Transactions And Opportunities That Could Create Risk In Order To Maintain Or Enhance Our Competitive Position.  The Company has and may acquire or invest in businesses that it believes will add value and generate positive net returns.  Any strategic transaction can involve a number of risks, including additional demands on our existing employees; additional or new regulatory requirements, operating facilities and technologies; adverse effects in the event acquired intangible assets or goodwill become impaired; and the existence of liabilities or contingencies not disclosed to or otherwise known by us prior to closing a transaction.  Acquisitions also pose the risk that any business we acquire may lose clients or employees or could underperform relative to expectations. We could also experience financial or other setbacks if pending transactions encounter unanticipated problems, including problems related to closing or the integration of technology and new employees.  There can be no assurance that we will find suitable candidates for strategic transactions at acceptable prices, have sufficient capital resources to pursue such transactions or be successful in negotiating the required agreements. Following the completion of an acquisition, we may have to rely on the seller to provide administrative and other support, including financial reporting and internal controls, to the acquired business for a period of time. There can be no assurance that such sellers will do so in a manner that is acceptable to us.  We may be required to spend additional time or money on integration which could decrease its earnings and prevent the Company from focusing on the development and expansion of its existing business and services.  These risks could result in decreased earnings and harm to the Company’s competitive position in the investment management and/or wealth management industry.

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

The Terms Of Our Credit Facility And Senior Unsecured Notes Impose Restrictions On Our Operations That May Adversely Impact Our Prospects And The Operations Of Our Business. There are no assurances that we will be able to raise additional capital if needed, which could negatively impact our liquidity, prospects and operations. On October 20, 2017, we entered into a three-year revolving credit facility (the “Credit Facility”) with various lenders providing for total availability of $100 million. Under the Credit Facility, the lenders may, at their option upon our request, expand the Credit Facility to $200 million. At February 7, 2020, there was no balance outstanding under the Credit Facility. We also have outstanding $95 million of 5.75% senior notes, series B, due 2021, which were issued on January 13, 2011 pursuant to a note purchase agreement.   The terms and conditions of the Credit Facility and note purchase agreement impose restrictions that affect, among other things, our ability to incur additional debt, make capital expenditures and acquisitions, merge, sell assets, pay dividends and create or incur liens. Our ability to comply with the financial covenants set forth in the Credit Facility and note purchase agreement could be affected by events beyond our control, and there can be no assurance that we will achieve operating results that will comply with such terms and conditions, a breach of which could result in a default under our credit facility and note purchase agreement. In the event of a default under the Credit Facility and/or note purchase agreement, the banks could elect to declare the outstanding principal amount of the Credit Facility, all interest thereon, and all other amounts payable under the Credit Facility to be immediately due and payable, and the Company’s obligations under the senior unsecured notes could be accelerated and become due and payable, including any make-whole amount, respectively.

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

There Are No Assurances That We Will Pay Future Dividends On, Or Repurchase Shares Of, Our Class A Common Stock, Which Could Adversely Affect Our Stock Price. The Waddell & Reed Financial, Inc. Board of Directors (the “Board of Directors”) currently intends to continue to declare quarterly dividends on, and to authorize the repurchase of shares of, our Class A common stock.  However, the declaration and payment of dividends and the repurchase of common stock is subject to the discretion of our Board of Directors. Any determination as to the payment of dividends or repurchase of common stock, as well as the level of such dividends and stock repurchases, will depend on, among other things, general economic and business conditions, our strategic plans, our financial results and condition, and contractual, legal and regulatory restrictions on the payment of dividends by us or our subsidiaries and our ability to repurchase shares of our common stock. We are a holding company and, as such, our ability to pay dividends and repurchase shares of our common stock is subject to the ability of our subsidiaries to provide us with cash. There can be no assurance that the current quarterly dividend level or the level of stock repurchases will be maintained or that we will pay any dividends or repurchase shares of common stock in any future period.  Any change in the level of our dividends or stock repurchases or the suspension of the payment of dividends or stock repurchases could adversely affect our stock price.  See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

ITEM 1B.   Unresolved Staff Comments

None.

ITEM 2.      Properties

Our existing home office lease agreements cover approximately 298,000 square feet located in Overland Park, Kansas and 38,000 square feet for our disaster recovery facility.  We also own three buildings on our home office campus: two 50,000 square foot buildings and a 52,000 square foot building.  In January 2020, we signed a fifteen-year lease, which commences during early 2022, relating to the development of a new 260,000 square foot corporate headquarters in Kansas City, Missouri.  As a result, the buildings we own are in the process of being sold.  See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Corporate Headquarters Relocation.”  In addition, we lease office space utilized by Advisors and field office support staff in various locations throughout the United States totaling approximately 253,000 square feet. We are continuing the transition of all of the Advisors currently leasing space from W&R to personal branch offices.

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

According to the records of our transfer agent, we had 2,189 holders of record of common stock as of February 7, 2020. We believe that a substantially larger number of beneficial stockholders hold such shares in depository or nominee form.

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

Common Stock Repurchases

Our Board of Directors has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in our share-based compensation programs. During the year ended December 31, 2019, we repurchased 9,164,564 shares at an aggregate cost, including commissions, of $154.2 million, including 548,132 shares repurchased from employees to cover their tax withholdings from the vesting of shares granted under our share-based compensation programs at a cost of $9.5 million. The purchase price paid by us for repurchases of our common stock from employees is the closing market price on the vesting date.

The following table sets forth certain information about the shares of common stock we repurchased during the fourth quarter of 2019:

			Total Number of	Maximum Number (or
			Shares	Approximate Dollar
			Purchased as	Value) of Shares That
	Total Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under The
Period	Purchased	per Share	Program (1)	Program (1)
October 1 - October 31	1,042,196	$15.80	1,042,196	n/a
November 1 - November 30	650,076	16.55	650,000	n/a
December 1 - December 31	623,054	16.56	515,000	n/a
Total	2,315,326	$16.21	2,207,196
(1)	In October 2012, our Board of Directors approved a program to repurchase shares of our Class A common stock on the open market. Under the repurchase program, we are authorized to repurchase, in any seven-day period, the greater of (i) 3% of our outstanding Class A common stock or (ii) $50 million of our Class A common stock. We may repurchase our Class A common stock in privately negotiated transactions or through the New York Stock Exchange, other national or regional market systems, electronic communication networks or alternative trading systems. Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased.

During the fourth quarter of 2019, 108,130 shares were purchased in connection with funding employee income tax withholding obligations arising from the vesting of restricted shares.

In connection with our existing capital return policy, we completed the two-year initiative to repurchase $250 million of our Class A common stock during the third quarter of 2019, which was inclusive of buybacks to offset dilution of our equity awards.  We continue to engage in an active share repurchase program.

Total Return Performance

Comparison of Cumulative Total Return (1)

Total Return Performance
200
150
100
50
0
Index Value
Waddell & Reed Financial, Inc.
S&P 500 Index
SNL Asset Manager Index
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19

The above graph compares the cumulative total stockholder return on the Company’s common stock from December 31, 2014 through December 31, 2019 with the cumulative total return of the Standard & Poor’s 500 Stock Index and the SNL Asset Manager Index. The SNL Asset Manager Index is a composite of 41 publicly traded asset management companies (including, among others, the companies in the peer group reviewed by the Compensation Committee for executive compensation purposes) prepared by S&P Global Market Intelligence. The graph assumes the investment of $100 in the Company’s common stock and in each of the two indices on December 31, 2014 with all dividends being reinvested. The closing price of the Company’s common stock on December 31, 2014 was $49.82 per share. The stock price performance on the graph is not necessarily indicative of future price performance.

	Period Ending
Index	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Waddell & Reed Financial, Inc.	100.00	59.86	44.70	56.39	47.95	47.08
SNL Asset Manager	100.00	85.28	90.22	119.80	90.38	125.98
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
(1)	Cumulative total return assumes an initial investment of $100 on December 31, 2014, with the reinvestment of all dividends through December 31, 2019.

ITEM 6.      Selected Financial Data

The following table sets forth our selected consolidated financial and other data as of the dates and for the periods indicated and reflects continuing operations data. Selected financial data should be read in conjunction with, and is qualified in its entirety by, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Annual Report.

	For the Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share data and percentages)
Revenues from:
Investment management fees	$445,144	507,906	531,850	557,112	709,562
Underwriting and distribution fees	531,836	550,010	518,699	561,670	663,998
Shareholder service fees	93,335	102,385	106,595	120,241	143,071
Total revenues	1,070,315	1,160,301	1,157,144	1,239,023	1,516,631
Net income attributable to Waddell & Reed Financial, Inc.	$114,992	183,588	141,279	156,695	237,578
Operating margin	14%	19%	19%	21%	27%
Net income per share from continuing operations, basic and diluted	$1.57	2.28	1.69	1.90	2.85
Dividends declared per common share	$1.00	1.00	1.63	1.84	1.75
Shares outstanding at December 31,	68,847	76,790	82,687	83,118	82,850

	As of December 31,
	2019	2018	2017	2016	2015
	(in millions)
Assets under management	$69,958	65,809	81,082	80,521	104,399

Balance sheet data:
Goodwill and identifiable intangible assets	$145.9	145.9	147.1	148.6	158.1
Total assets	1,266.3	1,344.1	1,384.4	1,406.3	1,555.2
Long-term debt	94.9	94.9	94.8	189.6	189.4
Total liabilities	438.2	449.2	497.0	551.6	708.7
Total Waddell & Reed stockholders’ equity	808.9	883.5	872.9	844.0	846.5

ITEM 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the “Selected Financial Data” and our Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report.

Strategic Initiatives

For the past couple of years, we have been focusing on the foundational changes and operational improvements that were necessary for our company to improve the structural outlook for all aspects of our business.  During this time, we have added significant resources to our investment management and distribution operations, transformed our proprietary broker-dealer into a fully competitive independent wealth manager, evolved our organizational structure to ensure agility and clear lines of accountability, advanced our culture by further investing in our people through talent management, leadership development and diversity and inclusion efforts, and continued streamlining our operations resulting in meaningful cost savings.  Importantly, we have been able to do this while maintaining an exceptionally strong balance sheet and returning significant capital to shareholders by way of dividends and share repurchases.  In 2019, we returned over $228 million to shareholders and reduced our shares outstanding by over 10%.

During 2019, in our wealth management business, we continued to build on our value proposition to financial advisors through enhancements to technology, products and a leading service model. Our advisor network has largely stabilized, with over 1,300 licensed advisors and associates at year end. We have boosted our recruiting efforts nationally, and have an expanded national recruiting team in place. Our recruiting teams are working closely with wealth management field leaders and external recruiting firms to attract, build relationships with and, ultimately, add experienced financial advisors to W&R’s national network.  A core tenet of the transformation of the wealth management business is having a comprehensive product offering, specifically within fee-based advisory products. We now offer nine different advisory products, offering our financial advisors access to nearly 5,000 mutual funds from over 100 different fund families.  This also includes a wide universe of ETFs and other general securities. On the technology front, adoption of WaddellONE, our centralized advisor technology platform available to all financial advisors and associates, continues to be strong.  This new platform provides direct connectivity to several of the firm’s existing technology partners. We’re also progressing on the other key components of our Business Administration Program, including enhanced reporting, improved data analytics, and a simplified business processing model. Specifically, last month we initiated a pilot launch of a new salesforce integrated data repository, allowing seamless access to data and reports across the business.

Within our asset management business, we continued to add resources with a focus on improved investment performance and processes.  We were pleased to add the experience of Dan Hanson as Chief Investment Officer during the year and Dan has already made a notable impact both internally and externally with key partners. We expanded our analyst talent acquisition model with the introduction of an investment analyst internship program designed as a recruiting pipeline to our strong pool of fundamentally driven research investment teams. We also worked to strengthen our relationships with key industry consultants and believe we made meaningful progress during 2019. We remain committed to our strategy of expanding and diversifying our product offerings as appropriate, including offering existing strategies in additional vehicles that clients find appealing, such as model delivery, where we introduced seven strategies in 2019.  As pricing continues to narrow amid ongoing competition in our industry, we continue to review our pricing structure across our product platform to ensure we are competitive. While currently 76% of our product fees by assets are either at or below industry average, pricing is just one of the components of product competitiveness.  We know we have more opportunities in the future to build on our sales and servicing model and demonstrate our institutional-caliber investment capabilities to win in the marketplace.

From a broader enterprise standpoint, we are creating an organizational structure that allows us to conduct business in a more effective manner by focusing on our core competencies.  To that end, efforts directed toward technology and analytics, as well as culture, are essential to our long term success and remain an important area of emphasis for our company.  We believe continued investment in technology and leveraging the capabilities of data-driven insights will not only improve, but also shorten decision-making time, allowing us to improve organizational agility and compete more effectively in the marketplace.  Similarly, we will continue to advance our culture by further investing in our people through talent management, leadership development with a strong focus on diversity and inclusion initiatives.  We know these efforts are basic building blocks to developing a growth culture and will allow us to increase connectivity, collaboration and efficiency, while we push forward on our key strategic initiatives.

With much of the heavy lifting and foundational improvements behind us, we are now in a better position to sharpen our focus on growth initiatives that support our longer-term vision. Our business model has evolved and is somewhat unique in our industry, with both an asset management and wealth management business. With the transformation of our wealth manager, we are now in a position to grow that business for the first time in years.  We believe this represents a real opportunity for our company.  Over time, a thriving wealth management business, combined with an institutional-caliber asset manager should result in a more stable operating model with better long-term growth prospects.  As we move forward, we are focused on several key strategic enablers spanning both businesses, and our overall enterprise, that we believe will be essential to our future success:  competitive products and pricing; continued focus on strong core processes and performance metrics; the ability to leverage technology and analytics as a strategic asset across the organization; having a growth culture and a more agile organization; sharpening our brand awareness in the marketplace; and finally, effectively allocating capital through internal investment initiatives, as well as taking advantage of potential dislocations and acquisition opportunities in the asset management and wealth management industries.

Corporate Headquarters Relocation

In June 2019, we announced a comprehensive review of our future real estate needs, including evaluating options for a new corporate headquarters in the Kansas City metro area. Our goal is a workplace environment that meets the needs of the workforce of tomorrow and enables us to attract and retain top talent to accelerate our growth strategy and continue the evolution of our culture.

During January 2020, we signed a fifteen-year lease, which we expect to commence during 2022, relating to the development of a new 260,000 square foot headquarters for an innovative, distinctive and sustainably-designed building in the heart of downtown Kansas City, Missouri.  In connection with the move, we expect to receive local property tax and earnings tax abatements estimated at $29 million, which will be presented as a reduction in both the compensation and benefits and general and administrative expense lines.  In addition, we expect to receive state tax incentives estimated at $62 million to be realized in both compensation and benefits and income taxes. These estimated tax savings will be realized over various time periods and are subject to satisfaction of future obligations, including employment and compensation targets. After accounting for the various incentives, new lease terms and the other impacts related to our move, we do not expect a significant change in facility and related costs over the lease term as compared to our current headquarters estimated run rate. There are also potential future savings compared to required ongoing investments in our current campus.

Operating Results (1)

We earned $1.1 billion in revenues in 2019, which decreased 8% as compared to 2018. Average AUM were $70.3 billion in 2019 compared to $78.3 billion in 2018. AUA increased 17% in 2019 to $60.1 billion, as compared to $51.3 billion in 2018.

Net income attributable to Waddell & Reed Financial, Inc. of $115.0 million decreased 37% compared to $183.6 million in 2018.  Net income per diluted share was $1.57 for 2019 as compared to $2.28 for 2018. The year ended December 31, 2019 included non-cash asset impairment charges of $12.8 million in connection with certain assets held for sale, including real property related to our corporate headquarters move and the elimination of our internal aviation operations, an $11.2 million non-cash charge related to the annual revaluation of the pension plan liability and $5.4 million in severance expense related to the outsourcing of our transfer agency transactional processing operations.  Excluding these non-cash and severance expense charges, adjusted net income for 2019 was $137.4 million and adjusted net income per diluted share was $1.87.

Operating expenses of $924.6 million decreased $13.6 million compared to the prior year. Excluding non-cash asset impairment charges and severance described above, adjusted operating expenses decreased $21.6 million, or 2%, compared to adjusted 2018 operating expenses. The operating margin for 2019 was 13.6% and the adjusted operating margin was 15.3%, compared to 19.1% and 20.0% for 2018, respectively.

Our balance sheet remains strong, as we ended the year with cash and investments of $821.2 million, excluding restricted cash and cash and investments of noncontrolling interests in consolidated sponsored funds. There were no borrowings under the Credit Facility at December 31, 2019 or at any point during the year.

(1)	Adjusted net income, adjusted net income per diluted share, adjusted operating expenses and adjusted operating margin are non-GAAP financial measures. See Non-GAAP Financial Measures and Reconciliation of GAAP to non-GAAP Financial Measures on pages 46 and 47.

Assets Under Management

AUM of $70.0 billion at December 31, 2019 increased $4.2 billion, or 6%, compared to $65.8 billion at December 31, 2018. The increase in AUM is due to market appreciation of $14.3 billion, partially offset by net outflows of $10.2 billion.

Change in Assets Under Management (1)

			Wealth
	Unaffiliated (2)	Institutional	Management	Total
	(in millions)
2019
Beginning Assets	$24,977	3,655	37,177	65,809
Sales(3)	4,737	276	2,948	7,961
Redemptions	(9,933)	(1,901)	(6,311)	(18,145)
Net Exchanges	1,192	25	(1,217)	—
Net Flows	(4,004)	(1,600)	(4,580)	(10,184)
Market Action	5,291	1,041	8,001	14,333
Ending Assets at December 31, 2019	$26,264	3,096	40,598	69,958
2018
Beginning Assets	$31,133	6,289	43,660	81,082
Sales(3)	7,287	873	3,835	11,995
Redemptions	(11,399)	(4,108)	(6,889)	(22,396)
Net Exchanges	759	511	(1,270)	—
Net Flows	(3,353)	(2,724)	(4,324)	(10,401)
Market Action	(2,803)	90	(2,159)	(4,872)
Ending Assets at December 31, 2018	$24,977	3,655	37,177	65,809
2017
Beginning Assets	$30,295	7,904	42,322	80,521
Sales(3)	7,243	356	4,221	11,820
Redemptions	(11,990)	(3,446)	(7,753)	(23,189)
Net Exchanges	1,001	6	(1,007)	—
Net Flows	(3,746)	(3,084)	(4,539)	(11,369)
Market Action	4,584	1,469	5,877	11,930
Ending Assets at December 31, 2017	$31,133	6,289	43,660	81,082
(1)	Includes all activity of the Funds, the IGI Funds (prior to their liquidation in 2018) and institutional accounts, including money market funds and transactions at net asset value, accounts for which we receive no commissions.
(2)	Unaffiliated includes National channel (home office and wholesale), DCIO, RIA and Variable Annuity.
(3)	Sales is primarily gross sales (net of sales commission). This amount also includes net reinvested dividends and capital gains and investment income.

Average AUM, which are generally more indicative of trends in revenue from investment management services than the change in ending AUM, decreased by 10% compared to 2018.

Average Assets Under Management

	2019		2018		2017
		Percentage		Percentage		Percentage
	Average	of Total	Average	of Total	Average	of Total
	(in millions, except percentage data)
Distribution Channel:
Unaffiliated
Equity	$21,026	80%	24,164	81%	23,549	78%
Fixed income	5,177	20%	5,607	19%	6,662	22%
Money market	99	—	92	—	105	—
Total	$26,302	100%	29,863	100%	30,316	100%
Institutional
Equity	$3,719	100%	5,410	99%	6,773	96%
Fixed income	11	—	54	1%	298	4%
Money market	—	—	—	—	—	—
Total	$3,730	100%	5,464	100%	7,071	100%
Wealth Management
Equity	$29,453	73%	31,446	73%	31,485	72%
Fixed income	9,231	23%	9,870	23%	10,243	24%
Money market	1,556	4%	1,696	4%	1,862	4%
Total	$40,240	100%	43,012	100%	43,590	100%
Total by Asset Class:
Equity	$54,198	77%	61,020	78%	61,807	76%
Fixed income	14,419	21%	15,531	20%	17,203	21%
Money market	1,655	2%	1,788	2%	1,967	3%
Total	$70,272	100%	78,339	100%	80,977	100%

The following table summarizes our five largest mutual funds as of December 31, 2019 by ending AUM and investment management fees, with the comparative positions in 2018 and 2017.  The AUM and management fees of these mutual funds are presented as a percentage of our total AUM and total management fees. The increase in AUM in the Ivy Science & Technology, Ivy Mid Cap Growth and Ivy Large Cap Growth Funds from 2017 to 2018 is primarily due to the Advisors Fund mergers during the first quarter of 2018.

Five Largest Mutual Funds by Ending Assets Under Management and Investment Management Fees

	2019		2018		2017
		Percentage		Percentage		Percentage
	Ending	of Total	Ending	of Total	Ending	of Total
	(in millions, except percentage data)
By AUM:

Ivy Science & Technology	$8,143	12%	6,345	10%	4,116	5%
Ivy Mid Cap Growth	5,063	7%	3,983	6%	2,377	3%
Ivy Large Cap Growth	4,762	7%	3,873	6%	1,898	2%
Ivy High Income	4,722	7%	4,857	7%	4,180	5%
Ivy Core Equity	4,268	6%	3,862	6%	4,742	6%
Total	$26,958	39%	22,920	35%	17,313	21%
	(in thousands, except percentage data)
By Management Fees:
Ivy Science & Technology	$59,182	13%	56,997	11%	32,933	6%
Ivy International Core Equity	34,449	8%	49,645	10%	45,017	8%
Ivy Mid Cap Growth	32,577	7%	30,885	6%	19,198	4%
Ivy High Income	25,914	6%	27,971	5%	23,672	4%
Ivy Core Equity	25,751	6%	28,264	6%	11,044	2%
Total	$177,873	40%	193,762	38%	131,864	24%

Performance

Investment performance during the fourth quarter was impacted by the market’s rotation into value, cyclical and low-quality stocks which had an outsized impact on our shorter-term performance. However, the long-term trajectory showed continued improvement in both the trailing three- and five-year performance on an equal weighted basis. Three- and five-year performance was consistent as measured by the percentage of assets ranked in the top half of their respective Morningstar universes.

The following table is a summary of Morningstar rankings and ratings as of December 31, 2019:

MorningStar Fund Rankings [1]	1 Year	3 Years	5 Years
Funds ranked in top half	43%	42%	33%
Assets ranked in top half	52%	62%	41%

MorningStar Ratings [1]	Overall	3 Years	5 Years
Funds with 4/5 stars	34%	31%	23%
Assets with 4/5 stars	51%	42%	34%

(1) Based on class I share, which reflects the largest concentration of sales and assets.

Assets Under Administration

AUA includes both client assets invested in the Funds and in other companies’ products that are distributed through W&R and held in brokerage accounts or within our fee-based asset allocation programs.  AUA increased 17% as compared to 2018, primarily due to strong market gains and growth in net new advisory assets, partially offset by ongoing migration away from brokerage.  Average productivity per Advisor for the year ended December 31, 2019 was $438 thousand, an increase of 16% as compared to 2018.  The decrease in Advisors, along with an increase in productivity is due to our efforts to transform W&R into a fully competitive and profitable aspect of our business model, with a focus on higher producing Advisors.

	For the Year ended December 31,
	2019	2018	2017
	(in millions, except advisor data
	and percentages)
AUA
Advisory assets	$26,947	21,207	21,613
Non-advisory assets	33,148	30,059	35,073
Total assets under administration	$60,095	51,266	56,686

Net new advisory assets (1)	$970	575	471
Net new non-advisory assets (1), (2)	(3,333)	(3,670)	(3,573)
Total net new assets (1), (2)	$(2,363)	(3,095)	(3,102)

Annualized advisory AUA growth (3)	4.6%	2.7%	2.6%
Annualized AUA growth (3)	(4.6)%	(5.5)%	(5.9)%

Advisors and advisor associates	1,327	1,403	1,632
Average trailing 12-month production per Advisor (4) (in thousands)	$438	378	256

(1)Net new assets is calculated as total client deposits and net transfers less client withdrawals.

(2)Excludes activity related to products held outside of our wealth management platform. These assets represent less than 10% of total AUA.

(3)Annualized growth is calculated as annualized net new assets divided by beginning AUA.

(4)Production per Advisor is calculated as trailing 12-month Total Underwriting and distributions fees less “other” underwriting and distribution fees divided by the average number of Advisors.  “Other” underwriting and distribution fees predominantly include fees paid by Advisors for programs and services.

Results of Operations

Net Income

	For the Year ended
	December 31,			Variance
				2019 vs.	2018 vs.
	2019	2018	2017	2018	2017
	(in thousands, except per share and percentage data)
Net income attributable to Waddell & Reed Financial, Inc.	$114,992	183,588	141,279	(37)%	30%
Earnings per share, basic and diluted	$1.57	2.28	1.69	(31)%	35%
Operating Margin	14%	19%	19%	(5)%	—

Total Revenues

Total revenues decreased 8% in 2019 as compared to 2018 primarily due to lower average AUM, partially offset by an increase in advisory fees due to higher AUA. While revenues were relatively consistent in 2018 compared to 2017, this was a result of a decrease in investment management fees, offset by an increase in underwriting and distribution fees. The decrease in investment management fees was primarily due to an increase in fee waivers due to fee reductions in selected mutual funds that were implemented as of July 31, 2018.  The increase in underwriting and distribution fees was primarily due to an increase in advisory fees due to higher AUA and payments received from Advisors for services.

	For the Year ended
	December 31,			Variance
				2019 vs.	2018 vs.
	2019	2018	2017	2018	2017
	(in thousands, except percentage data)
Investment management fees	$445,144	507,906	531,850	(12)%	(5)%
Underwriting and distribution fees	531,836	550,010	518,699	(3)%	6%
Shareholder service fees	93,335	102,385	106,595	(9)%	(4)%
Total revenues	$1,070,315	1,160,301	1,157,144	(8)%	—

Investment Management Fee Revenues

Investment management fee revenues decreased $62.8 million, or 12%, in 2019 and decreased $23.9 million, or 5%, in 2018. Investment management fee revenues are based on the level of average client AUM and are affected by sales, financial market conditions, redemptions and the composition of assets. The following graph illustrates the direct relationship between average client AUM and investment management fee revenues for the years ending December 31, 2019, 2018 and 2017.

$100
$80
$60
$40
Average Assets Under Management ($ in billions)
$600
$500
$400
$300
$200
$100
$-
Investment Management Fees ($ in millions)
2019
2018
2017
Average Assets Under Management
Investment Management Fees

The following table summarizes investment management fee revenues, related average AUM, fee waivers and investment management fee rates for the years ending December 31, 2019, 2018 and 2017.  Fee waivers for the Funds are recorded as an offset to investment management fees up to the amount of fees earned, with excess fee waivers recorded in general and administrative expense.

	For the Year ended
	December 31,			Variance
				2019 vs.	2018 vs.
	2019	2018	2017	2018	2017
	(in thousands, except for management fee rate, average assets and
	percentage data)
Funds investment management fees (net)	$430,028	486,181	506,868	(12)%	(4)%
Funds average assets (in millions)	66,543	72,875	73,906	(9)%	(1)%
Funds management fee rate (net)	0.6462%	0.6671%	0.6858%

Total fee waivers	$29,284	17,696	7,648	65%	131%

Institutional investment management fees (net)	$15,116	21,725	24,982	(30)%	(13)%
Institutional average assets (in millions)	3,730	5,464	7,071	(32)%	(23)%
Institutional management fee rate (net)	0.4053%	0.4057%	0.3786%

Revenues from investment management services provided to our retail mutual funds, which are distributed through the unaffiliated and wealth management channels, decreased $56.2 million in 2019, or 12%, compared to 2018, primarily due to a decrease in average assets and an increase in fee waivers due to fee reductions in selected mutual funds that were implemented as of July 31, 2018.  Revenues from investment management services provided to our mutual funds decreased $20.7 million in 2018, or 4%, compared to 2017. Investment management fee revenues decreased primarily due to an increase in fee waivers due to fee reductions in selected mutual funds that were implemented as of July 31, 2018, as well as the merger of the remaining Advisors Funds into Ivy Funds.  Additionally, revenues decreased due to a slight decrease in average AUM and a shift in the mix of our AUM.

Institutional account revenues in 2019 decreased $6.6 million, or 30%, compared to 2018 due to a decrease in average AUM. Outflows in assets for 2019 in this channel were primarily due to carryover effects of prior year personnel changes at the portfolio manager level.  Institutional account revenues in 2018 decreased $3.3 million, or 13%, compared to 2017 due to a 23% decrease in average AUM, which was partially offset by an increased management fee rate. Outflows in assets for 2018 in this channel were primarily due to personnel changes at the portfolio manager level.

	Long-term redemption rates
	(excludes money market redemptions)
	for the year ended December 31,
	2019	2018	2017
Unaffiliated channel	38.1%	38.7%	40.1%
Institutional channel	51.0%	75.2%	48.7%
Wealth Management channel	13.8%	13.9%	15.6%
Total	25.0%	27.8%	27.8%

In 2019, as compared to 2018, the long-term redemption rate improved slightly for the unaffiliated channel. The decreased long-term redemption rate in 2018 compared to 2017 for the unaffiliated channel was primarily driven by improved redemption rates in the Asset Strategy funds. Prolonged redemptions in the unaffiliated channel could negatively affect revenues in future periods. We experienced a decreased long-term redemption rate for our institutional channel in 2019 compared to 2018, though we continued to see carryover effects of prior year portfolio manager turnover, which resulted in larger client redemptions for 2018 as compared to 2017.  In the wealth management channel, we continued to experience a long-term redemption rate lower than that of the industry average. With the modernization of our wealth management platform and the introduction of new fee-based products, such as the launch of the MAP Navigator product in 2017 (which increased the availability of third-party products), we experienced pressure on the long-term redemption rate in 2017 but saw a slight improvement in 2018 and 2019. The industry average redemption rate in 2019, based on data provided by the ICI, was 21.7% versus our rate of 25.0%.

Underwriting and Distribution Fee Revenues

We offer a wide range of fee-based asset allocation products. These products offer clients a selection of traditional asset allocation models, as well as features such as systematic rebalancing and client and Advisor participation in determining asset allocation across asset classes. These products utilize a variety of underlying investment options, including mutual funds, stocks, bonds and ETFs. We earn asset-based fees on our asset allocation products.

We earn underwriting and distribution fee revenues primarily by distributing the Funds pursuant to an underwriting agreement with each Fund (except Ivy VIP as explained below) and by distributing mutual funds offered by other unaffiliated companies. Pursuant to each agreement, we offer and sell the Funds’ shares on a continuous basis (open-end funds) and pay certain costs associated with underwriting and distributing the Funds, including the costs of developing and producing sales literature and printing of prospectuses, which may be either partially or fully reimbursed by the Funds. The Funds are sold in various classes that are structured in ways that conform to industry standards (e.g., “front-end load,” “back-end load,” “level-load” and institutional).

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

The following tables summarize the significant components of underwriting and distribution fee revenues segregated by distribution channel for the years ended December 31, 2019, 2018 and 2017:

	Total
	2019	2018	2017
	(in thousands)
Underwriting and distribution fee revenues:
Fee-based asset allocation product revenues	$284,188	269,069	240,089
Rule 12b-1 service and distribution fees	128,424	148,979	167,163
Sales commissions on front-end load mutual fund and variable annuity sales	48,761	56,781	56,791
Sales commissions on other products	32,314	36,131	31,286
Other revenues	38,149	39,050	23,370
Total	$531,836	550,010	518,699

	Unaffiliated Channel
	2019	2018	2017
	(in thousands)
Underwriting and distribution fee revenues:
Rule 12b-1 service and distribution fees	$65,227	78,041	91,313
Sales commissions on front-end load mutual fund sales	1,730	1,886	1,498
Other revenues	290	568	1,182
Total	$67,247	80,495	93,993

	Wealth Management Channel
	2019	2018	2017
	(in thousands)
Underwriting and distribution fee revenues:
Fee-based asset allocation product revenues	$284,188	269,069	240,089
Rule 12b-1 service and distribution fees	63,197	70,938	75,850
Sales commissions on front-end load mutual fund and variable annuity sales	48,471	54,895	55,293
Sales commissions on other products	32,314	36,131	31,286
Other revenues	36,419	38,482	22,188
Total	$464,589	469,515	424,706

A significant portion of underwriting and distribution fee revenues are received from asset-based fees earned on our asset allocation products and commissions. Underwriting and distribution fee revenues also include Rule 12b-1 asset-based service and distribution fees earned on load, load-waived and deferred-load products sold by Advisors and third party intermediaries, sales commissions charged on front-end load products sold by Advisors, including mutual fund Class A shares (those sponsored by the Company and those underwritten by other non-proprietary mutual fund companies), variable annuities, sales of other insurance products, and financial planning fees. A significant amount of unaffiliated channel mutual fund sales are load-waived.  We recover certain of our underwriting and distribution costs through Rule 12b-1 service and distribution fees, which are paid by the Funds. All Rule 12b-1 service and distribution fee revenue received from the Funds is recorded on a gross basis.

Underwriting and distribution fee revenues earned in 2019 decreased by $18.2 million, or 3%, compared to 2018. A decrease of $20.6 million, or 14%, in Rule 12b-1 asset-based service and distribution fees across both channels, as compared to 2018, was driven by a decrease in average mutual fund AUM for which we earn Rule 12b-1 revenue.  Sales commissions decreased $11.8 million, or 13%, due to lower commissionable sales. These decreases were partially offset by a 6% increase in revenues from fee-based asset allocation products due to an increase in average advisory AUA of 7%, slightly offset by a decrease in the average fee rate due to product mix. Due to current industry trends toward institutional share classes in fee-based programs, we anticipate a continued decrease in 12b-1 service and distribution fees and sales commissions.

Underwriting and distribution fee revenues earned in 2018 increased by $31.3 million, or 6%, compared to 2017. Revenues from fee-based asset allocation products increased 12% due to an increase in average advisory AUA of 12%. Sales commissions on other products increased $4.8 million, or 15%, primarily due to an increase in fixed indexed annuity sales. Other revenues increased $16.3 million, or 73%, compared to 2017, primarily due to an increase in payments received from Advisors for services. In 2018, the compensation structure for Advisors was revised to align W&R more closely with industry standards, while offering competitive programs and services to Advisors. Under the new structure, the Company receives compensation for certain services made available to our Advisors, including, but not limited to, facilities, technology and supervision. These increases were partially offset by a decrease in Rule 12b-1 asset-based service and distribution fees across both channels of $18.2 million, or 11%, compared to 2017, driven by a decrease in average mutual fund AUM for which we earn Rule 12b-1 revenues.

Shareholder Service Fees Revenue

Shareholder service fee revenue primarily includes transfer agency fees, custodian fees from retirement plan accounts, and portfolio accounting and administration fees. Transfer agency fees and portfolio accounting and administration fees are asset-based revenues or account-based revenues, while custodian fees from retirement plan accounts are based on the number of client accounts. Changes related to the outsourcing of our transfer agency transactional processing operations will result in decreases to part of our shareholder service fee revenue starting in 2020, offset by a decrease in operating expenses.

During 2019, shareholder service fees revenue decreased $9.1 million, or 9%, compared to 2018. Account-based fees decreased $4.6 million compared to 2018 primarily due to a decrease in the number of accounts.  Service fees based on assets decreased $4.4 million, or 8%, compared to 2018, due to a decrease in assets as well as a decrease in fund administrative and accounting services fees due to the 2018 fund mergers.

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

Total Operating Expenses

Operating expenses for 2019, including $12.8 million of non-cash asset impairment charges and $5.4 million of severance expense related to the outsourcing of our transactional processing operations of our transfer agency, were down 1% compared to 2018. Operating expenses were relatively flat in 2018 compared to 2017.  In 2020, we expect compensation and benefit costs to be relatively flat compared to 2019 excluding severance as annual merit increases and hiring in key areas will be offset with transfer agency transactional processing operations outsourcing savings.  We expect increases in general and administrative expenses and decreases in technology, also partially driven by the transfer agency transactional processing operations outsourcing. Occupancy is expected to decrease meaningfully as we continue to exit field real estate offices through the end of 2020 and marketing and advertising is expected to be in-line with 2019. Additionally, we expect depreciation costs to again decrease meaningfully for the full year as we continue to shift our technologies towards software as a service arrangements.

Operating expenses for the years ended December 31, 2019, 2018 and 2017 are set forth in the following table:

	For the Year ended
	December 31,			Variance
				2019 vs.	2018 vs.
	2019	2018	2017	2018	2017
	(in thousands, except percentage data)
Distribution	$460,921	456,832	432,264	1%	6%
Compensation and benefits	254,534	263,329	271,276	(3)%	(3)%
General and administrative	77,482	73,643	88,951	5%	(17)%
Technology	63,719	65,275	66,078	(2)%	(1)%
Occupancy	24,243	27,197	30,721	(11)%	(11)%
Marketing and advertising	8,964	10,323	12,425	(13)%	(17)%
Depreciation	19,829	25,649	20,983	(23)%	22%
Subadvisory fees	14,931	14,805	13,174	1%	12%
Intangible asset impairment	—	1,200	1,500	(100)%	(20)%
Total operating expenses	$924,623	938,253	937,372	(1)%	—

Distribution Expenses

Distribution costs fluctuate with sales volume, such as Advisor commissions and commissions paid to field management, Advisor incentive compensation, commissions paid to third parties and to our own wholesalers, and related management commissions in our unaffiliated channel. Direct selling costs also fluctuate with AUM, such as Rule 12b-1 service and distribution fees paid to third parties.

Distribution expenses for the years ended December 31, 2019, 2018, and 2017 are set forth in the following table:

	For the Year ended
	December 31,			Variance
				2019 vs.	2018 vs.
	2019	2018	2017	2018	2017
	(in thousands, except percentage data)
Distribution - unaffiliated channel	$96,718	112,562	130,079	(14)%	(13)%
Distribution - wealth management channel	364,203	344,270	302,185	6%	14%
Total distribution expenses	$460,921	456,832	432,264	1%	6%

Distribution expenses in 2019 increased by $4.1 million, or 1%, compared to 2018. Expenses in the wealth management channel increased $19.9 million compared to 2018, primarily due to an increase in Advisor payouts following the additional enhancements to the Advisor compensation grid effective January 1, 2019. Expenses in the unaffiliated channel decreased $15.8 million compared to 2018 primarily due to lower Rule 12b-1 asset-based service and distribution expenses paid to third party distributors.

Distribution expenses in 2018 increased by $24.6 million, or 6%, compared to 2017. Expenses in the wealth management channel increased $42.1 compared to 2017, due to an increase in average advisory assets and the changes made to our Advisor pay structure starting in 2018.  Expenses in the unaffiliated channel decreased $17.5 million compared to 2017 due to lower Rule 12b-1 asset-based service and distribution expenses paid to third party distributors and lower dealer compensation due to lower client assets.

Compensation and Benefits

Compensation and benefits in 2019 decreased $8.8 million, or 3%, compared to 2018. The primary drivers of the decrease were a decrease in share-based compensation of $5.0 million and a decrease in headcount, which were partially offset by an increase in employer contributions to our 401(k) plan. The decrease in share-based compensation is primarily due to higher forfeitures in 2018 which resulted in lower expense in 2019.  The decrease in headcount resulted in a decrease in salaries and wages and related taxes and benefits of $6.2 million.  Partially offsetting these decreases was an increase of $2.6 million in 401(k) plan costs due to a discretionary contribution for 2019.

Compensation and benefits in 2018 decreased $7.9 million, or 3%, compared to 2017. The primary drivers of the decrease were a decrease in share-based compensation of $6.2 million, a decrease in pension costs of $8.4 million due to the freeze of the Pension Plan in 2017, and a decrease of $4.0 million due to a discretionary 401(k) contribution in 2017. The decrease in share-based compensation is primarily due to shifting the employee grant date to January from April in 2017, larger grant years being fully amortized and, to a lesser extent, revaluation of cash-settled RSUs.  Partially offsetting these decreases were an increase of $5.1 million in salaries and wages due to annual merit increases and $5.1 million due to increases in incentive compensation and severance expense.

General and Administrative Expenses

General and administrative expenses are operating costs, including, but not limited to, dealer services, professional services, including legal, audit and consulting, travel and meetings and temporary office staff.

General and administrative expenses increased $3.8 million for the year ended December 31, 2019, compared to 2018.  A non-cash impairment charge of $12.8 million in connection with certain assets held for sale, including real property related to our corporate headquarters move and the elimination of our internal aviation operations, was recorded in 2019, which was partially offset by decreases in temporary office staff expense of $4.2 million, primarily due to reduced consulting services for projects completed in 2018, and lower dealer services costs of $1.5 million due to decreases in accounts and assets used to calculate the fees. There were also decreases in legal, audit and consulting costs and fund expenses in 2019 compared to 2018.

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

Technology

Technology expenses decreased $1.6 million for the year ended December 31, 2019, compared to 2018 as lower shareholder servicing expense resulting from fewer accounts was partially offset by increased software costs for new technologies.  Technology expenses decreased $0.8 million in 2018 compared to 2017 as we continued decommissioning older systems and replacing them with more cost-effective solutions.

Occupancy

Occupancy expenses include facilities costs for our home office, as well as rent expense for our leased home office and field office space. Occupancy expenses decreased $3.0 million in 2019 compared to 2018 primarily due to lower rent expense due to the closure of field offices.  Occupancy expenses decreased $3.5 million in 2018 compared to 2017 primarily due to the elimination of the Advisor and field office allowance program that ceased in 2017 and lower rent expense due to the closure of some field offices.

Marketing and advertising

Marketing and advertising expense decreased in both comparative periods due to reduced fund-related marketing expenses from 2018 fund mergers and focusing our marketing efforts on the highest impact markets and activities.

Depreciation

Depreciation expense decreased in 2019 compared to 2018 primarily due to certain fixed assets reaching the end of their useful lives.  The increase in 2018 compared to 2017 was due to an adjustment to the useful life of certain internally developed software assets.

Subadvisory Fees

Subadvisory fees represent fees paid to other asset managers for providing advisory services for certain mutual fund portfolios. These expenses reduce our operating margin, as we pay out approximately half of our management fee revenues received from subadvised products.

Subadvisory expenses were relatively flat for the year ended December 31, 2019 compared to 2018 due to relatively no change in subadvised average assets or average subadvisory fee rate.  Subadvisory expenses increased $1.6 million for the year ended December 31, 2018 due to an increase in subadvised average assets of 8% and an increase in the average subadvisory fee rate.

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

Other Income and Expenses

Investment and Other Income (Loss)

Investment and other income decreased $3.8 million in 2019 compared to 2018.  Losses related to the revaluation of the Pension Plan liability in 2019 compared to gains in 2018 resulted in a decrease of $28.9 million.  Offsetting this decrease, unrealized and realized gains in 2019 on our corporate fixed income investments and seed investments, net of losses generated by our economic hedging program that uses total return swap contracts to hedge market risk, caused an increase of $19.0 million compared to net unrealized and realized losses in 2018.  In addition, investment income attributable to noncontrolling interests in sponsored funds where the Company held majority ownership increased $2.1 million compared to 2018. Interest and dividend income also increased $4.0 million compared to 2018 primarily due to higher interest rates in our corporate fixed income portfolio.

Investment and other income decreased $14.4 million in 2018 compared to 2017. Unrealized losses in 2018 on our consolidated sponsored funds, equity method sponsored funds and equity securities caused a decrease of $67.8 million compared to gains in 2017. The unrealized losses were offset by a $51.5 million increase in unrealized gains generated by our economic hedging program that uses total return swap contracts to hedge market risk in certain sponsored funds for the same comparative period.  In addition, investment income attributable to noncontrolling interests in sponsored funds where the Company held majority ownership decreased $4.9 million and the gain related to revaluation of the Pension Plan liability decreased $3.6 million compared to 2017. Partially offsetting these decreases, interest and dividend income increased $10.4 million compared to 2017 primarily due to the corporate fixed income portfolio.

Interest Expense

Interest expense was $6.2 million, $6.5 million and $11.3 million in 2019, 2018 and 2017, respectively. The majority of our interest expense in 2017 was related to our $190.0 million Series A and Series B senior unsecured notes. The $95.0 million Series A senior unsecured notes matured and were repaid in January 2018. As a result, we experienced annual interest expense savings from in 2019 and 2018 compared to 2017.

Income Taxes

Our effective income tax rate was 26.2%, 23.3% and 41.3% in 2019, 2018, and 2017, respectively. The higher effective tax rate in 2019 compared to 2018 was primarily the result of $6.4 million uncertain tax expense that was reversed in 2018 upon completion of a voluntary disclosure agreement with a state tax jurisdiction.  State tax rates also increased compared to the prior year. Offsetting these increases was the impact of share-based payments, which created a tax shortfall in both 2019 and 2018 due to the reduction in value of restricted stock from issuance to vesting, but the impact was greater in 2018.  The tax effects of share-based payments could create continued volatility in the effective tax rate in future periods.

The lower effective tax rate in 2018 as compared to 2017 was primarily the result of the lower federal statutory tax rate, which decreased in 2018 from 35% to 21%.  Other decreases were caused by the 2018 reversal of uncertain tax expense related to the completion of a voluntary disclosure agreement with a state tax jurisdiction, decrease in the tax shortfall created by share-based payments in 2018 as compared to 2017, and absence in 2018 of the 2017 charge to revalue the Company's net deferred tax assets for U.S. tax reform.  These decreases were partially offset by the removal of a deferred tax asset in 2018 related to the Company's tax basis in Ivy Global Investors SICAV, pursuant to the pending liquidation of that entity.

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

Expected long-term capital requirements include interest on indebtedness and maturities of outstanding debt in January 2021, operating leases and purchase obligations. Other possible long-term discretionary uses of cash could include capital expenditures for enhancement of technology infrastructure, strategic acquisitions, payment of dividends, seed money for new products and repurchases of our Class A common stock.

	For the Year Ended			Variance
	December 31,			2019 vs.	2018 vs.
	2019	2018	2017	2018	2017
	(in thousands, except percentage data)
Balance Sheet Data:
Cash and cash equivalents	$151,815	231,997	207,829	(35)%	12%
Investment securities	688,346	617,135	700,492	12%	(12)%
Short-term debt	—	—	94,996	—	(100)%
Long-term debt	94,926	94,854	94,783	—	—
Cash Flow Data:
Cash flows from operating activities	165,983	357,015	50,851	(54)%	602%
Cash flows from investing activities	(6,851)	10,343	(212,395)	NM	NM
Cash flows from financing activities	(224,547)	(311,788)	(188,710)	28%	(65)%

Our operations provide much of the cash necessary to fund our priorities, as follows:

●	Pay dividends
●	Repurchase our stock
●	Finance growth objectives

Pay Dividends

We paid quarterly dividends on our Class A common stock that resulted in financing cash outflows of $74.3 million, $81.2 million and $154.0 million in 2019, 2018 and 2017, respectively.  Dividends have decreased as a result of a shift in our capital return strategy in recent years, which included a decrease in our dividend rate and increased share repurchases.

The Board of Directors approved a quarterly dividend on our common stock of $0.25 per share that was paid on February 3, 2020 to stockholders of record as of January 13, 2020.

Repurchase Our Stock

We repurchased 9.2 million shares of our Class A common stock in 2019 compared to 7.0 million and 1.8 million shares in 2018 and 2017, respectively, resulting in share repurchases of $154.2 million, $135.9 million and $35.8 million, respectively.  These share repurchases included 548,132 shares, 729,882 shares and 402,337 shares tendered by employees to cover their tax withholdings with respect to vesting of share-based awards during the years ended December 31, 2019, 2018 and 2017, respectively.

In connection with our existing capital return policy, we completed the two-year initiative to repurchase $250 million of our Class A common stock during the third quarter of 2019, which was inclusive of buybacks to offset dilution of our equity awards.  We continue to engage in an active share repurchase plan as part of our ongoing capital management plan.

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

On October 20, 2017, we entered into a three-year unsecured revolving credit facility (the “Credit Facility”) with various lenders, which initially provides for borrowings of up to $100.0 million and may be expanded to $200.0 million. The Credit Facility replaced the prior credit facility, which was set to expire in June 2018.  There were no borrowings under the Credit Facility at December 31, 2019 and no borrowings at any point during the year. The covenants in the Credit Facility include a required consolidated leverage ratio and a required consolidated interest coverage ratio, which match those outlined below for the senior unsecured notes.

On August 31, 2010, the Company entered into an agreement to complete a $190.0 million private placement of the Series A and Series B senior unsecured notes. The $95.0 million Series A, senior unsecured notes that matured on January 13, 2018 were repaid. Interest is payable semi-annually in January and July of each year. The agreement requires the Company to maintain a consolidated leverage ratio not to exceed 3.0 for four consecutive quarters and a consolidated interest coverage ratio of not less than 4.0 for four consecutive quarters. The Company was in compliance with these covenants for all periods presented. As of December 31, 2019, the Company’s consolidated leverage ratio was 0.4, and consolidated interest coverage ratio was 36.6.

Cash Flows

Cash from operations is our primary source of funds.In 2019, cash from operations decreased primarily due to decreased sales of trading securities held by consolidated sponsored funds, due to the liquidation of the IGI Funds in 2018, and a decrease in net income as compared to 2018. In 2018, cash from operations increased primarily due to increased sales of trading securities held by consolidated sponsored funds, due to the liquidation of the IGI Funds, and an increase in net income as compared to 2017. In 2017, cash from operations decreased due to increased purchases of trading securities, a decrease in the amortization of deferred sales commission payments related to deferred sales load and fee-based products and a decrease in net income as compared to 2016.

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

Investing activities consist primarily of the seeding and sale of sponsored investment securities classified as available for sale, purchases and maturities of investments held in our fixed income laddering program classified as available for sale and capital expenditures.

Financing activities include payment of dividends and repurchase of our common stock.  Additionally, in 2018, financing activities included repayment of our Series A senior unsecured notes at maturity.  Future financing cash flows will be affected by our existing capital return policy.

Contractual Obligations and Contingencies

Expected long-term capital requirements include interest on indebtedness and maturities of outstanding debt in January 2021, operating leases and purchase obligations, and potential recognition of tax liabilities, summarized in the following table as of December 31, 2019. Purchase obligations include amounts that will be due for the purchase of goods and services to be used in our operations under long-term commitments or contracts.

			2021-	2023-	Thereafter/
	Total	2020	2022	2024	Indeterminate
	(in thousands)
Short-term and long-term debt obligations, including interest	$103,194	5,463	97,731	—	—
Non-cancelable operating lease commitments	37,402	11,660	14,300	8,537	2,905
Purchase obligations	133,728	61,093	54,239	18,396	—
Unrecognized tax benefits	2,005	15	—	—	1,990
	$276,329	78,231	166,270	26,933	4,895

We signed a lease in January 2020 for our new corporate headquarters, which we anticipate will be complete in 2022 and will create future lease commitments for 2022 and beyond.

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

We complete an ongoing review of the recoverability of goodwill and intangible assets using a two-step impairment approach on an annual basis, or more frequently whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Annually, the Company performs a qualitative assessment before calculating the fair value of the reporting unit.  If the Company determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than the carrying amount, the two-step impairment test would not be required.  We consider mutual fund advisory contracts indefinite lived intangible assets as they are expected to be renewed without significant cost or modification of terms. Factors that are considered important in determining whether an impairment of goodwill or intangible assets might exist include significant continued underperformance compared to peers, the likelihood of termination or non-renewal of a mutual fund advisory contract or substantial changes in revenues earned from such contracts, significant changes in our business and products, material and ongoing negative industry or economic trends, or other factors specific to each asset or subsidiary relationship being evaluated. Because of the significance of goodwill and other intangibles to our consolidated balance sheets, the annual impairment analysis is critical. Any changes in key assumptions about our business and our prospects, or changes in market conditions or other externalities, could result in an impairment charge.

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

Non-GAAP Financial Measures

“Adjusted net income attributable to Waddell & Reed Financial, Inc.,” “adjusted net income per share, basic and diluted,” “adjusted operating expenses,” and “adjusted operating margin” are non-GAAP financial measures that are not presented in accordance with U.S. generally accepted accounting principles (GAAP). We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our performance by excluding charges and gains that are not indicative of our core operating results, and allow management and investors to better evaluate our performance between periods and compared to other companies in our industry.

These non-GAAP financial measures should not be considered a substitute for financial measures presented in accordance with GAAP and you should not rely on non-GAAP financial measures alone as measures of our performance.

A reconciliation of these non-GAAP financial measures to the comparable GAAP financial measures is included in the table below.

Reconciliation of GAAP to non-GAAP Financial Measures

(in thousands, except for per share and percentage data)

	Year Ended
	December 31,
	2019	2018

Net income attributable to Waddell & Reed Financial, Inc. (GAAP)	$114,992	$183,588
Adjustments
Severance	5,401	9,066
Non-cash asset impairments	12,841	—
Intangible impairment	—	1,200
Pension revaluation	11,217	(16,129)
Tax effect of adjustments	(7,070)	1,407
Adjusted net income attributable to Waddell & Reed Financial, Inc. (non-GAAP)	$137,381	$179,132

Weighted average share outstanding-basic and diluted	73,299	80,468
Adjusted net income per share, basic and diluted (non-GAAP)	$1.87	$2.23

Operating expenses (GAAP)	$924,623	$938,253
Adjustments
Severance	5,401	9,066
Non-cash asset impairments	12,841	—
Intangible impairment	—	1,200
Adjusted operating expenses (non-GAAP)	$906,381	$927,987

Operating income (GAAP)	$145,692	$222,048
Adjustments
Severance	5,401	9,066
Non-cash asset impairments	12,841	—
Intangible impairment	—	1,200
Adjusted operating income (non-GAAP)	$163,934	$232,314

Operating revenue	$1,070,315	$1,160,301
Adjusted operating margin (non-GAAP)	15.3%	20.0%

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

Interest Rate Sensitivity

Our interest sensitive assets and liabilities include the debt security holdings in our fixed income laddering program, debt security holdings in our seed investment portfolio, our long-term fixed rate Senior Notes and obligations for any balances outstanding under the Credit Facility or other short-term borrowings. Increases in market interest rates would generally cause a decrease in the fair value of the debt security holdings in the fixed income laddering program, debt security holdings in the seed investment portfolio and the Senior Notes, and an increase in interest expense associated with short-term borrowings and borrowings under the Credit Facility. Decreases in market interest rates would generally cause an increase in the fair value of the debt security holdings in the fixed income laddering program, debt security holdings in the seed investment portfolio and Senior Notes, and a decrease in interest expense associated with short-term borrowings and borrowings under the Credit Facility. There were no borrowings under the Credit Facility at December 31, 2019 or at any point during the year.

Investment Securities Sensitivity

We maintain an investment portfolio of various holdings, types and maturities. Our portfolio is diversified and consists primarily of sponsored funds, equity securities and debt securities. We have a hedging program that uses total return swaps to hedge our exposure to fluctuations in the value of our seed investment portfolio classified as trading debt securities and equity securities measured at fair value through net income, recorded using the equity method, or consolidated within our consolidated financial statements. At any time, a sharp increase in interest rates or a sharp decline in the United States stock market could have a significant negative impact on the fair value of our investment portfolio. Conversely, declines in interest rates or a sizeable rise in the United States stock market could have a significant positive impact on our investment portfolio. The results of fluctuations in interest rates and stock market volatility on our seed investment portfolio may be offset due to the hedging program. A portion of debt securities in the fixed income laddering program are classified as available for sale investments. If a decline in fair value is determined to be other than temporary by management or the Company intends or is required to sell the available for sale security prior to recovery of the amortized cost, the cost basis of the individual security accounted for as available for sale is written down to fair value. However, unrealized gains are not recognized in operations on available for sale debt securities until they are sold.

The following is a summary of the effect that a 10% increase or decrease in equity or fixed income prices would have on our investment portfolio subject to equity or fixed income price fluctuations at December 31, 2019:

		Fair Value	Fair Value
		Assuming a 10%	Assuming a 10%
Investment Securities	Fair Value	Increase	Decrease
	(in thousands)
Available for sale:
Commercial paper	$1,977	2,175	1,779
Corporate bonds	254,291	279,720	228,862
Trading:
Commercial paper	1,977	2,175	1,779
Corporate bonds	84,920	93,412	76,428
U.S. Treasury bills	5,979	6,577	5,381
Mortgage-backed securities	4	4	4
Term Loans	44,268	48,695	39,841
Consolidated sponsored funds	43,567	47,924	39,210
Equity Securities:
Common stock	34,945	38,440	31,451
Sponsored funds	178,386	196,225	160,547
Sponsored privately offered funds	845	930	761
Equity Method:
Sponsored funds	37,187	40,906	33,468
Total	$688,346	757,183	619,511

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

Credit Risk

Credit risk is the risk of loss due to adverse changes in a borrower’s, issuer’s or counterparty’s ability to meet its financial obligations under contractual or agreed upon terms.  Credit risk includes the risk that collateral posted with the Company by counterparties to support derivative trading is insufficient to meet contractual obligations to the Company.

ITEM 8.      Financial Statements and Supplementary Data

Reference is made to the Consolidated Financial Statements referred to in the Index on page 56 setting forth our consolidated financial statements, together with the report of KPMG LLP dated February 21, 2020 on pages 57 and 58.

ITEM 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.   Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2019, have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.
(b)	Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the framework in “Internal Control-Integrated Framework (2013),” management concluded that, as of December 31, 2019, our internal control over financial reporting was effective. KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, also audited the effectiveness of our internal control over financial reporting as of December 31, 2019, as stated in their attestation report which follows.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Waddell & Reed Financial, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Waddell & Reed Financial, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 21, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Kansas City, Missouri

February 21, 2020

(c)	Changes in Internal Control over Financial Reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.   Other Information

Executive Incentive Plan Amendment

On February 18, 2020, the Compensation Committee of our Board of Directors approved the Company’s Executive Incentive Plan, as amended and restated (the “Executive Incentive Plan”), which increased the limit on the portion of an incentive award paid in Company stock with respect to any fiscal year from 200,000 shares to 300,000 shares.  A copy of the Executive Incentive Plan is included with this Form 10-K as Exhibit 10.6 and is incorporated herein by reference, and the foregoing summary is qualified in its entirety by reference to the terms and provisions of the Executive Incentive Plan.

Bylaw Amendment

On February 19, 2020, our Board of Directors amended the Company’s Bylaws to indicate that each of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee shall consist of not less than three independent directors.

A copy of the Amended and Restated Bylaws is included with the Form 10-K as Exhibit 3.2 and is incorporated herein by reference, and the foregoing summary is qualified in its entirety by reference to the terms and provisions of the Amended and Restated Bylaws.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

Information required by this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2020 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 11.    Executive Compensation

Information required by this Item 11 is incorporated herein by reference to our definitive proxy statement for our 2020 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 403 of Regulation S-K is incorporated herein by reference to our definitive proxy statement for our 2020 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

Information required by this Item 13 is incorporated herein by reference to our definitive proxy statement for our 2020 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 14.    Principal Accounting Fees and Services

Information required by this Item 14 is incorporated herein by reference to our definitive proxy statement for our 2020 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules

HIDDEN_ROW
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

4.4	Description of Securities.
10.1

Credit Agreement, dated October 20, 2017, by and among Waddell & Reed Financial, Inc., the lenders party thereto, Bank of America, N.A., as Administrative Agent for the lenders and Swingline Lender, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Bookrunner. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, File No. 001-13913, filed October 27, 2017 and incorporated herein by reference.

10.2

Note Purchase Agreement, dated August 31, 2010, by and among Waddell & Reed Financial, Inc. and the purchasers party thereto. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-13913, on September 7, 2010 and incorporated herein by reference.

10.3

Investment Management Agreement, dated July 29, 2016, by and between Ivy Variable Insurance Portfolios and Ivy Investment Management Company. Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2018 and incorporated herein by reference.

10.4

Investment Management Agreement, dated July 29, 2016, by and between Ivy Variable Insurance Portfolios and Ivy Investment Management Company. Filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2018 and incorporated herein by reference.

Exhibit No.	Exhibit Description
10.5

Investment Management Agreement, dated November 13, 2008, by and between Ivy Funds and Ivy Investment Management Company. Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2018 and incorporated herein by reference.

10.6	Waddell & Reed Financial, Inc. Executive Incentive Plan, as amended and restated.*
10.7

Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-13913, filed April 14, 2016 and incorporated herein by reference.*

10.8

Form of Restricted Stock Award Agreement for awards pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated.  Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2015 and incorporated herein by reference.*

10.9

Form of Restricted Stock Award Agreement for awards pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated. Filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2016 and incorporated herein by reference.*

10.10

Form of Restricted Stock Award Agreement for awards pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated.  Filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2018 and incorporated herein by reference.*

10.11	Form of Restricted Stock Award Agreement for awards pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated.*
10.12

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

10.14	Form of Restricted Stock Award Agreement for awards to Non Employee Directors pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated.*
10.15	Waddell & Reed Financial, Inc. Cash Settled RSU Plan.*
10.16

Form of Restricted Stock Unit Award Agreement for awards pursuant to the Waddell & Reed Financial, Inc. Cash Settled RSU Plan.  Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, File No. 001 13913, filed November 2, 2018 and incorporated herein by reference.*

10.17

Form of Restricted Stock Unit Award Agreement for awards pursuant to the Waddell & Reed Financial, Inc. Cash Settled RSU Plan. Filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2018 and incorporated herein by reference.*

10.18	Form of Restricted Stock Unit Award Agreement for awards pursuant to the Waddell & Reed Financial, Inc. Cash Settled RSU Plan.*
10.19	Form of Indemnification Agreement. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-13913, on November 16, 2009 and incorporated herein by reference.*
21	Subsidiaries of Waddell & Reed Financial, Inc.

Exhibit No.	Exhibit Description
23	Consent of KPMG LLP
24	Powers of Attorney
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer
101

Materials from the Waddell & Reed Financial, Inc. Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Consolidated Financial Statements, tagged in detail.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Indicates management contract or compensatory plan, contract or arrangement.

ITEM 16.    Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Overland Park, State of Kansas, on February 21, 2020.

WADDELL & REED FINANCIAL, INC.

By:	/s/ PHILIP J. SANDERS
Philip J. Sanders
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ PHILIP J. SANDERS	Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2020
Philip J. Sanders

/s/ BENJAMIN R. CLOUSE	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2020
Benjamin R. Clouse
/s/ MICHAEL J. DALEY	Vice President, Chief Accounting Officer,	February 21, 2020
Michael J. Daley	Investor Relations and Treasurer
(Principal Accounting Officer)

/s/ THOMAS C. GODLASKY*	Chairman of the Board and Director	February 21, 2020
Thomas C. Godlasky

/s/ KATHIE J. ANDRADE*	Director	February 21, 2020
Kathie J. Andrade

/s/SHARILYN S. GASAWAY*	Director	February 21, 2020
Sharilyn S. Gasaway

/s/ JAMES A. JESSEE*	Director	February 21, 2020
James A. Jessee

/s/ ALAN W. KOSLOFF*	Director	February 21, 2020
Alan W. Kosloff

/s/ DENNIS E. LOGUE*	Director	February 21, 2020
Dennis E. Logue

/s/ MICHAEL F. MORRISSEY*	Director	February 21, 2020
Michael F. Morrissey

/s/ JERRY W. WALTON*	Director	February 21, 2020
Jerry W. Walton

/s/ JEFFREY P. BENNETT	Attorney-in-fact	February 21, 2020
Jeffrey P. Bennett
*	By: Attorney-in-fact

WADDELL & REED FINANCIAL, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Waddell & Reed Financial, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Waddell & Reed Financial, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of assets under management data used in the calculation of revenue

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company’s investment management fees, which are comprised of investment management and advisory services, and certain underwriting, distribution, and shareholder service fees are based on the level of assets under management (AUM). The Company recognized $445 million, $531.8 million, and $93.3 million in investment management, underwriting and distribution, and shareholder service fees, respectively, for providing services to its mutual fund complex (Funds) and institutional accounts during the year ended December 31, 2019.  The Funds and institutional accounts have various fee structures which are calculated based on a percentage of AUM.

We identified the evaluation of AUM as a critical audit matter given the importance of this input into the calculation of investment management and advisory fees, and certain underwriting, distribution, and shareholder services fees which is heavily dependent on information technology (IT) systems. There is a high degree of effort involved in performing and evaluating procedures to test AUM which are dependent on specialized skills required to evaluate multiple IT systems.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s revenue processes including controls related to reconciling AUM between IT systems. We involved IT professionals with specialized skills and knowledge in the testing of general information technology controls and the interface of data between multiple IT systems used to determine AUM. We detail tested investment management, underwriting, distribution, and shareholder service fees, reconciling AUM used in the recalculation of these fees to the source IT systems.

/s/ KPMG LLP

We have served as the Company’s auditor since 1981.

Kansas City, Missouri

February 21, 2020

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2019 and 2018

	2019	2018
	(in thousands)
Assets:
Cash and cash equivalents	$151,815	231,997
Cash and cash equivalents - restricted	74,325	59,558
Investment securities	688,346	617,135
Receivables:
Funds and separate accounts	15,167	18,112
Customers and other	80,089	151,515
Prepaid expenses and other current assets	31,655	27,164
Total current assets	1,041,397	1,105,481

Property and equipment, net	34,726	63,429
Goodwill and identifiable intangible assets	145,869	145,869
Deferred income taxes	14,418	12,321
Other non-current assets	29,918	16,979
Total assets	$1,266,328	1,344,079

Liabilities:
Accounts payable	$20,123	26,253
Payable to investment companies for securities	36,883	100,085
Payable to third party brokers	17,123	19,891
Payable to customers	84,558	86,184
Accrued compensation	79,507	54,129
Other current liabilities	71,001	51,580
Total current liabilities	309,195	338,122

Long-term debt	94,926	94,854
Accrued pension and postretirement costs	3,145	798
Other non-current liabilities	30,960	15,392
Total liabilities	438,226	449,166

Redeemable noncontrolling interests	19,205	11,463

Stockholders’ equity:
Preferred stock—$1.00 par value: 5,000 shares authorized; none issued	—	—
Class A Common stock—$0.01 par value: 250,000 shares authorized; 99,701 shares issued; 68,847 shares outstanding (76,790 at December 31, 2018)	997	997
Additional paid-in capital	312,693	311,264
Retained earnings	1,241,598	1,198,445
Cost of 30,854 common shares in treasury (22,911 at December 31, 2018)	(749,625)	(627,587)
Accumulated other comprehensive income	3,234	331
Total stockholders’ equity	808,897	883,450

Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,266,328	1,344,079

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2019, 2018 and 2017

	2019	2018	2017
	(in thousands, except per share data)
Revenues:
Investment management fees	$445,144	507,906	531,850
Underwriting and distribution fees	531,836	550,010	518,699
Shareholder service fees	93,335	102,385	106,595
Total	1,070,315	1,160,301	1,157,144

Operating expenses:
Distribution	460,921	456,832	432,264
Compensation and benefits (including share-based compensation of $46,613, $51,565 and $57,716, respectively)	254,534	263,329	271,276
General and administrative	77,482	73,643	88,951
Technology	63,719	65,275	66,078
Occupancy	24,243	27,197	30,721
Marketing and advertising	8,964	10,323	12,425
Depreciation	19,829	25,649	20,983
Subadvisory fees	14,931	14,805	13,174
Intangible asset impairment	—	1,200	1,500
Total	924,623	938,253	937,372

Operating income	145,692	222,048	219,772
Investment and other income	18,886	22,705	37,084
Interest expense	(6,195)	(6,461)	(11,279)

Income before provision for income taxes	158,383	238,292	245,577
Provision for income taxes	41,418	55,480	101,368
Net income	116,965	182,812	144,209
Net income (loss) attributable to redeemable noncontrolling interests	1,973	(776)	2,930
Net income attributable to Waddell & Reed Financial, Inc.	$114,992	183,588	141,279

Net income per share attributable to Waddell and Reed Financial, Inc. common shareholders, basic and diluted:	$1.57	2.28	1.69

Weighted average shares outstanding, basic and diluted:	73,299	80,468	83,573

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2019, 2018 and 2017

	2019	2018	2017
	(in thousands)
Net income	$116,965	182,812	144,209

Other comprehensive income:

Unrealized gain on available for sale investment securities during the period, net of income tax expense (benefit) of $1,038, $2 and $(956) respectively	3,318	13	7,505

Postretirement benefit, net of income tax (benefit) expense of $(127), $202 and $(99), respectively	(415)	642	(224)

Comprehensive income	119,868	183,467	151,490
Comprehensive income (loss) attributable to redeemable noncontrolling interests	1,973	(776)	2,930
Comprehensive income attributable to Waddell & Reed Financial, Inc.	$117,895	184,243	148,560

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2019, 2018 and 2017

(in thousands)

						Accumulated		Redeemable
			Additional			Other	Total	Non
	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’	Controlling
For the nine months ended September 30, 2019	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity	interest
Balance at December 31, 2016	99,701	$997	291,908	1,089,122	(531,268)	(6,757)	844,002	10,653
Adoption of share-based compensation guidance on January 1, 2017	—	—	3,504	(2,200)	—	—	1,304	—
Net income	—	—	—	141,279	—	—	141,279	2,930
Net subscription of redeemable noncontrolling interests in sponsored funds	—	—	—	—	—	—	—	926
Recognition of equity compensation	—	—	50,593	690	—	—	51,283	—
Net issuance/forfeiture of nonvested shares	—	—	(44,595)	—	44,595	—	—	—
Dividends accrued, $1.63 per share	—	—	—	(136,497)	—	—	(136,497)	—
Repurchase of common stock	—	—	—	—	(35,768)	—	(35,768)	—
Other comprehensive income	—	—	—	—	—	7,281	7,281	—
Balance at December 31, 2017	99,701	997	301,410	1,092,394	(522,441)	524	872,884	14,509
Adoption of recognition and measurement of financial assets and liabilities guidance (ASU 2016-01) on January 1, 2018	—	—	—	812	—	(812)	—	—
Adoption of reclassification of tax effects from accumulated other comprehensive income (loss) guidance (ASU 2018-02) on January 1, 2018	—	—	—	36	—	(36)	—	—
Net income (loss)	—	—	—	183,588	—	—	183,588	(776)
Net redemption of redeemable noncontrolling interests in sponsored funds	—	—	—	—	—	—	—	(2,270)
Recognition of equity compensation	—	—	40,598	1,383	—	—	41,981	—
Net issuance/forfeiture of nonvested shares	—	—	(30,744)	—	30,744	—	—	—
Dividends accrued, $1.00 per share	—	—	—	(79,768)	—	—	(79,768)	—
Repurchase of common stock	—	—	—	—	(135,890)	—	(135,890)	—
Other comprehensive income	—	—	—	—	—	655	655	—
Balance at December 31, 2018	99,701	$997	311,264	1,198,445	(627,587)	331	883,450	11,463
Net income	—	—	—	114,992	—	—	114,992	1,973
Net subscription of redeemable noncontrolling interests in sponsored funds	—	—	—	—	—	—	—	5,769
Recognition of equity compensation	—	—	33,610	423	—	—	34,033	—
Net issuance/forfeiture of nonvested shares	—	—	(32,181)		32,181	—	—	—
Dividends accrued, $1.00 per share	—	—	—	(72,262)	—	—	(72,262)	—
Repurchase of common stock	—	—	—	—	(154,219)	—	(154,219)	—
Other comprehensive income	—	—	—	—	—	2,903	2,903	—
Balance at December 31, 2019	99,701	$997	312,693	1,241,598	(749,625)	3,234	808,897	19,205

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2019, 2018 and 2017

	2019	2018	2017
	(in thousands)
Cash flows from operating activities:
Net income	$116,965	182,812	144,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,970	28,278	20,983
Write-down of impaired assets	12,841	1,538	1,500
Amortization of deferred sales commissions	1,892	3,348	4,855
Share-based compensation	46,613	51,565	57,716
Investments (gain) loss, net	(35,466)	26,449	(17,104)
Net purchases, maturities, and sales of trading and equity securities	(21,550)	(30,237)	(43,714)
Deferred income taxes	(3,009)	783	20,481
Pension and postretirement plan benefits	10,675	(15,380)	(17,714)
Net change in equity securities and trading debt securities held by consolidated sponsored funds	14,399	81,119	(101,457)
Other	1,786	1,158	3,276
Changes in assets and liabilities:
Customer and other receivables	55,418	(20,407)	(3,013)
Payable to investment companies for securities and payable to customers	(64,828)	76,017	(26,357)
Receivables from funds and separate accounts	2,945	7,552	1,517
Other assets	20,020	2,194	10,134
Accounts payable and payable to third party brokers	(9,299)	(18,007)	4,395
Other liabilities	(3,389)	(21,767)	(8,856)
Net cash provided by operating activities	165,983	357,015	50,851

Cash flows from investing activities:
Purchases of available for sale and equity method securities	(162,378)	(113,975)	(365,770)
Proceeds from sales of available for sale and equity method securities	19,667	1,157	160,158
Proceeds from maturities of available for sale securities	141,613	125,727	—
Additions to property and equipment	(5,753)	(2,566)	(6,783)
Net cash (used in) provided by investing activities	(6,851)	10,343	(212,395)

Cash flows from financing activities:
Dividends paid	(74,291)	(81,215)	(154,042)
Repurchase of common stock	(155,807)	(133,378)	(35,768)
Repayment of short-term debt, net of debt issuance costs	—	(94,925)	—
Net subscriptions (redemptions, distributions and deconsolidations) of redeemable noncontrolling interests in sponsored funds	5,769	(2,270)	926
Other	(218)	—	174
Net cash used in financing activities	(224,547)	(311,788)	(188,710)

Net (decrease) increase in cash and cash equivalents	(65,415)	55,570	(350,254)
Cash, cash equivalents, and restricted cash at beginning of period	291,555	235,985	586,239
Cash, cash equivalents, and restricted cash at end of period	$226,140	291,555	235,985
Cash paid for:
Income taxes, net	$53,022	59,147	85,299
Interest	$5,503	7,948	10,299

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

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

Consolidation

In the normal course of our business, we sponsor and manage various types of investment products.   These investment products include open-end mutual funds, a closed-end mutual fund and privately offered funds and, prior to their liquidations in 2019, exchange-traded managed funds and a Luxembourg SICAV.  When creating and launching a new investment product, we typically fund the initial cash investment, commonly referred to as “seeding,” to allow the investment product the ability to generate an investment performance track record so that it is able to attract third party investors. Our initial investment in a new product typically represents 100% of the ownership in that product. We generally redeem our investment in seeded products when the related product establishes a sufficient track record, when third party investments in the related product are sufficient to sustain the strategy, or when a decision is made to no longer pursue the strategy.  The length of time we hold a majority interest in a product varies based on a number of factors, including market demand, market conditions and investment performance.  Our exposure to risk in these investment products is generally limited to any investment we have in the product and any earned but uncollected management or other fund-related service fees.

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

A VIE is an entity that does not have adequate equity to finance its activities without subordinated financial support, the equity investors do not have the normal characteristics of equity investors for a potential controlling financial interest as a group, or the voting rights are not proportional to their obligations to absorb the expected losses or their rights to receive the expected residual returns of the entity.  The Company is deemed to be the primary beneficiary if it absorbs a majority of the VIE’s expected losses, expected residual returns, or both.  If the Company is the primary beneficiary of a VIE, we are required to consolidate the assets, liabilities, results of operations and cash flows of the VIE into our consolidated financial statements.

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

Disclosures About Fair Value of Financial Instruments

Fair value of cash and cash equivalents, receivables and payables approximates carrying value. Fair values for investment securities are based on quoted market prices, where available. Otherwise, fair values for investment securities are based on Level 2 or Level 3 inputs detailed in Note 4. Fair value of long-term debt is disclosed in Note 8.

Investment Securities and Investments in Sponsored Funds

Our investments are comprised of debt and equity securities, investments in sponsored funds and sponsored privately offered funds. Sponsored funds, which include the Funds and the IGI Funds prior to their liquidation in 2018, are investments we have made to provide seed capital for new investment products.  The Company has classified its investments in certain sponsored funds as either equity method investments (when the Company owns between 20% and 50% of the fund) or as equity securities measured at fair value through net income (when the Company owns less than 20% of the fund).

Unrealized gains and losses on debt securities classified as available for sale, net of related tax effects, are excluded from earnings until realized and are reported as a separate component of comprehensive income.  For debt securities classified as trading and equity securities, unrealized gains and losses are included in earnings.  Realized gains and losses are computed using the specific identification method for all investment securities, other than sponsored funds. For sponsored funds, realized gains and losses are computed using the average cost method.  The Company’s equity method investees are investment companies that record their underlying investments at fair value. Therefore, under the equity method of accounting, our share of the investee's underlying net income or loss is predominantly representative of fair value adjustments in the investments held by the equity method investee. Our share of the investee's net income or loss is based on the most current information available and is recorded as a net gain or loss on investments within investment and other income.

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

Property and Equipment

Property and equipment held and used are carried at cost. The costs of improvements that extend the life of a fixed asset are capitalized, while the costs of repairs and maintenance are expensed as incurred. Depreciation and amortization are calculated and recorded using the straight-line method over the estimated useful life of the related asset (or lease term if shorter), generally three to 10 years for furniture and fixtures; one to 10 years for computer software; one to five years for data processing equipment; one to 30 years for buildings; two to 15 years for other equipment; and up to 15 years for leasehold improvements, determined by the lesser of the lease term or expected life.  Property and equipment held for sale are carried at the lower of cost or fair value less cost to sell.  No depreciation is recorded on assets held for sale.

Software Developed for Internal Use

Certain internal costs incurred in connection with developing or obtaining software for internal use are capitalized in accordance with ASC 350, “Intangibles – Goodwill and Other Topic.” Internal costs capitalized are included in property and equipment, net in the consolidated balance sheets, and were $3.5 million and $6.4 million as of December 31, 2019 and 2018, respectively. Amortization begins when the software project is complete and ready for its intended use and continues over the estimated useful life, generally one to 10 years.

Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of cost over fair value of the identifiable net assets of acquired companies. Indefinite-lived intangible assets represent advisory management contracts for managed assets obtained in acquisitions.  The Company considers these contracts to be indefinite-lived intangible assets as they are expected to be renewed without significant cost or modification of terms. Goodwill and indefinite-lived intangible assets are tested for impairment annually or more frequently if events or circumstances indicate that the carrying value may not be recoverable. Goodwill and intangible assets require significant management estimates and judgment, including the valuation determination in connection with the initial purchase price allocation and the ongoing evaluation for impairment. Additional information related to the indefinite-lived intangible assets is included in Note 7.

Revenue Recognition

Investment Management and Advisory Fees

We recognize investment management and advisory fees as earned over the period in which investment management and advisory services are provided. While our investment management and advisory contracts are long-term in nature, the performance obligations are generally satisfied daily or monthly based on AUM. We calculate investment management fees from the Funds daily based upon average daily net AUM in accordance with investment management agreements between the Funds and the Company. The majority of investment and/or advisory fees earned from institutional accounts are calculated either monthly or quarterly based upon an average of net AUM in accordance with such investment management agreements. The Company may waive certain fees for investment management services at its discretion, or in accordance with contractual expense limitations, and these waivers are reflected as a reduction to investment management fees on the consolidated statements of income.  Waivers are recognized over the period in which related management and advisory services are provided.

Our investment management business receives research products and services from broker-dealers through “soft dollar” arrangements. Consistent with the “soft dollar” safe harbor established by Section 28(e) of the Securities Exchange Act of 1934, as amended, the investment management business does not have any contractual obligation requiring it to pay for research products and services obtained through soft dollar arrangements with brokers. As a result, we present “soft dollar” arrangements on a net basis.

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

Underwriting, Distribution and Shareholder Service Fees

Fee-based asset allocation products offer clients a selection of traditional asset allocation models, as well as features such as systematic rebalancing and client and Advisor participation in determining asset allocation across asset classes. Underwriting and distribution fee-based asset allocation revenues are calculated monthly based upon beginning of month client assets and are earned over the period in which services are provided. Performance obligations are generally satisfied daily or monthly based on client assets.

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

Underwriting and distribution commission revenues resulting from the sale of investment products are recorded upon satisfaction of performance obligations, which occurs on the trade date. For certain types of investment products, primarily variable annuities, distribution revenues are generally calculated based upon average daily net assets. When a client purchases Class A or Class E shares (front-end load), the client pays an initial sales charge of up to 5.75% of the amount invested, which is recognized at the time of the transaction. The sales charge for Class A or Class E shares typically declines as the investment amount increases.  In addition, investors may combine their purchases of all fund shares to qualify for a reduced sales charge. When a client invests in a fee-based asset allocation product, Class I or Y shares are purchased at net asset value, and we do not charge an initial sales charge.

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

Advertising and Promotion

We expense all advertising and promotion costs as the advertising or event takes place. Advertising expense was $7.9 million, $8.1 million and $9.7 million for the years ended December 31, 2019, 2018 and 2017, respectively, and is classified in marketing and advertising expense in the consolidated statements of income.

Leases

On January 1, 2019, the Company adopted ASU 2016-02, Leases, and related ASUs (“ASU 2016-02”), which increases transparency and comparability among organizations by establishing a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet with additional disclosures of key information about leasing arrangements.  The Company applied the required modified retrospective transition approach, applying the new standard to all leases existing at the date of initial application, and elected the effective date of the ASU as its initial date of application. The new standard provides a number of optional practical expedients for transition and practical expedients for an entity’s ongoing accounting, which the Company has elected. In addition, we have elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets.  The implementation of the new standard included recognition of new ROU assets and lease liabilities on our balance sheet as of January 1, 2019.

The Company has operating and finance leases for corporate office space and equipment.  Our leases have remaining lease terms of less than one year to six years, some of which include options to extend leases for up to 20 years, and some of which include options to terminate the leases within one year.  Certain leases include variable lease payments in future periods based on a market index or rate.  We determine if an arrangement is a lease at inception (or the effective date of ASU 2016-02). Operating lease assets and liabilities are included in other non-current assets, other current liabilities, and other non-current liabilities in our consolidated balance sheet at December 31, 2019. Finance leases are included in property and equipment, net, other current liabilities, and other non-current liabilities in our consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at inception (or the effective date of ASU 2016-02) based on the present value of lease payments over the lease term. The Company uses an incremental borrowing rate based on the information available at inception (or the effective date of ASU 2016-02) in determining the present value of lease payments. The operating lease ROU assets also include any lease payments made and exclude lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, which we have elected not to separate.

Share-Based Compensation

We account for share-based compensation expense using the fair value method. Under the fair value method, share-based compensation expense reflects the fair value of share-based awards measured at grant date, and is recognized over the service period.

The Company’s Cash Settled RSU Plan (the “RSU Plan”) allows the Company to grant cash-settled restricted stock units (“RSUs”).  Unvested RSUs have no purchase price and vest in 25% increments over four years, beginning on the first anniversary of the grant date.  Once vested, RSU holders receive a lump sum cash payment equal to the fair market value on the vesting date of one share of the Company’s common stock, par value $0.01, for each RSU that has vested, subject to applicable tax withholdings.  We treat RSUs as liability-classified awards and, therefore, account for them at fair value based on the closing price of our common stock on the reporting date, which results in variable compensation expense over the vesting period.

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

2.           New Accounting Guidance

Accounting Guidance Adopted During Fiscal Year 2019

On January 1, 2019, the Company adopted ASU 2016-02, which increases transparency and comparability among organizations by establishing a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet with additional disclosures of key information about leasing arrangements.  The effect of adoption was the recognition of new ROU assets and lease liabilities of $36.8 million on our balance sheet for our real estate and equipment leases as of January 1, 2019. See Note 1 – Summary of Significant Accounting Policies and Note 15 – Leases, for additional accounting policy information and the additional disclosures required by this ASU.

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

New Accounting Guidance Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” The ASU changes the impairment model for most financial assets, and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. ASU 2016-13 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. The Company expects to adopt the provisions of this guidance on January 1, 2020.  We have concluded that the adoption of this ASU will have an immaterial impact on our consolidated financial statements and related disclosures.

In August 2018, FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company expects to adopt the provisions of this guidance on January 1, 2020 and use the prospective adoption approach, which does not require the restatement of prior years. While we continue to assess all of the effects of adoption, we currently believe the adoption of this ASU will not have a material impact on our operating income or net income as requirements under the standard are generally consistent with our current accounting for cloud computing arrangements, with the primary difference being the classification of certain information in our consolidated financial statements and related disclosures.

In December 2019, FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies and improves the consistent application of the accounting for income taxes by removing certain exceptions to general principles and by clarifying and amending existing guidance.  This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We are evaluating the impact the adoption of this ASU will have on our consolidated financial statements and related disclosures.

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

	For the Year ended December 31,
	2019	2018	2017
	(in thousands)
Investment management fees:
Funds	$430,028	486,181	506,868
Institutional	15,116	21,725	24,982
Total investment management fees	445,144	507,906	531,850
Underwriting and distribution fees:
Unaffiliated
Rule 12b-1 service and distribution fees	65,227	78,041	91,313
Sales commissions on front-end load mutual fund and variable annuity sales	1,730	1,886	1,498
Other revenues	290	568	1,182
Total unaffiliated distribution fees	67,247	80,495	93,993
Wealth Management
Fee-based asset allocation product revenues	284,188	269,069	240,089
Rule 12b-1 service and distribution fees	63,197	70,938	75,850
Sales commissions on front-end load mutual fund and variable annuity sales	48,471	54,895	55,293
Sales commissions on other products	32,314	36,131	31,286
Other revenues	36,419	38,482	22,188
Total wealth management distribution fees	464,589	469,515	424,706
Total distribution fees	531,836	550,010	518,699
Shareholder service fees:
Total shareholder service fees	93,335	102,385	106,595

Total revenues	$1,070,315	1,160,301	1,157,144

4.           Investment Securities

Investment securities at December 31, 2019 and 2018 are as follows:

	December 31,	December 31,
	2019	2018
	(in thousands)
Available for sale securities:
Certificates of deposit	$—	5,001
Commercial paper	1,977	7,970
Corporate bonds	254,291	218,121
U.S. Treasury bills	—	19,672
Total available for sale securities	256,268	250,764
Trading debt securities:
Commercial paper	1,977	1,993
Corporate bonds	84,920	77,250
U.S. Treasury bills	5,979	5,884
Mortgage-backed securities	4	7
Term loans	44,268	—
Consolidated sponsored funds	43,567	33,088
Total trading securities	180,715	118,222
Equity securities:
Common stock	34,945	21,204
Sponsored funds	178,386	153,548
Sponsored privately offered funds	845	678
Consolidated sponsored funds	—	24,879
Total equity securities	214,176	200,309
Equity method securities:
Sponsored funds	37,187	47,840
Total securities	$688,346	617,135

Commercial paper and corporate bonds accounted for as available for sale and held as of December 31, 2019 mature as follows:

	Amortized
	cost	Fair value
	(in thousands)
Within one year	$78,072	78,326
After one year but within five years	174,886	177,942
	$252,958	256,268

Commercial paper, corporate bonds, U.S. Treasury bills, mortgage-backed securities and term loans accounted for as trading and held as of December 31, 2019 mature as follows:

Fair value
(in thousands)
Within one year	$30,749
After one year but within five years	78,367
After five years but within 10 years	28,032
$137,148

The following is a summary of the gross unrealized gains (losses) related to securities classified as available for sale at December 31, 2019:

	Amortized	Unrealized	Unrealized
	cost	gains	losses	Fair value
	(in thousands)
Available for sale securities:
Commercial paper	$1,976	1	—	1,977
Corporate bonds	250,982	3,314	(5)	254,291
	$252,958	3,315	(5)	256,268

The following is a summary of the gross unrealized gains (losses) related to securities classified as available for sale at December 31, 2018:

	Amortized	Unrealized	Unrealized
	cost	gains	losses	Fair value
	(in thousands)
Available for sale securities:
Certificates of deposit	$5,000	1	—	5,001
Commercial paper	7,902	68	—	7,970
Corporate bonds	219,236	254	(1,369)	218,121
U.S. Treasury bills	19,672	—	—	19,672
	$251,810	323	(1,369)	250,764

Net realized losses of less than $0.1 million and net realized gains of $0.9 million were recognized from the sale of $19.7 million and $86.9 million in available for sale securities during 2019 and 2017, respectively.  No available for sale securities were sold during 2018.

A summary of available for sale debt securities with fair values below carrying values at December 31, 2019 is as follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
(in thousands)
Corporate bonds	$4,538	—	8,056	(5)	12,594	(5)

A summary of available for sale debt securities with fair values below carrying values at December 31, 2018 is as follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
(in thousands)
Corporate bonds	$36,302	(160)	119,480	(1,209)	155,782	(1,369)

The Company’s investment portfolio included three securities which were in an unrealized loss position at December 31, 2019.

During 2018 and 2017, we recorded pre-tax charges of $0.3 million and $1.3 million, respectively, to reflect the “other than temporary” decline in value of certain of the Company’s available for sale investments with fair value below amortized cost.  These charges were recorded due to either an intent to sell prior to recovery of the amortized cost or the investment in an unrealized loss position for an extended period of time where the losses were expected to become realized. These charges are recorded in investment and other income in the consolidated statement of operations for 2018 and 2017.

The Company evaluated all available for sale securities in an unrealized loss position at December 31, 2019 and concluded no other-than-temporary impairment existed at December 31, 2019.  The unrealized losses in the Company’s investment portfolio at December 31, 2019 were primarily caused by changes in interest rates. At this time, the Company does not intend to sell, and does not believe it will be required to sell these securities before recovery of their amortized cost.

For trading debt securities held at the end of each year, net unrealized gains of $0.4 million and net unrealized losses of $0.1 million and $0.3 million were recognized for the years ended December 31, 2019, 2018 and 2017, respectively.  For equity securities held at the end of each year, net unrealized gains of $25.0 million, net unrealized losses of $22.8 million and net unrealized gains of $2.2 million were recognized for the years ended December 31, 2019, 2018 and 2017, respectively.

Sponsored Privately Offered Funds

The Company holds a voting interest in a sponsored privately offered fund that is structured as an investment company in the legal form of a limited liability company. The Company held an investment in this fund totaling $0.8 million and $0.7 million as of December 31, 2019 and 2018, respectively, which is the maximum loss exposure.

Consolidated Sponsored Funds

The following table details the balances related to consolidated sponsored funds at December 31, 2019 and 2018, as well as the Company’s net interest in these funds:

	December 31,	December 31,
	2019	2018
	(in thousands)
Cash	$1,530	4,285
Investments	43,567	57,967
Other assets	483	872
Other liabilities	—	(79)
Redeemable noncontrolling interests	(19,205)	(11,463)
Net interest in consolidated sponsored funds	$26,375	51,582

During the year ended December 31, 2019, we consolidated one Ivy Fund, IGI Funds and Ivy NextShares in which we provided initial seed capital at the time of the funds’ formation. When we no longer have a controlling financial interest in a sponsored fund, it is deconsolidated from our consolidated financial statements.  During 2019, we redeemed our remaining investment in IGI Funds and liquidated and redeemed our investment in Ivy NextShares, which resulted in a decrease in investments in the consolidated sponsored funds. One Ivy Fund remains consolidated as of December 31, 2019. There was no impact to the consolidated statement of income as a result of the IGI Funds and Ivy NextShares liquidation and redemptions, as the funds were carried at fair value.

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

Assets classified as Level 2 can have a variety of observable inputs. These observable inputs are collected and utilized, primarily by an independent pricing service, in different evaluated pricing approaches depending upon the specific asset to determine a value. The carrying amounts of certificates of deposit and commercial paper are measured at amortized cost, which approximates fair value due to the short time between purchase and expected maturity of the investments. Depending on the nature of the inputs, these investments are generally classified as Level 1 or 2 within the fair value hierarchy. U.S. Treasury bills are valued upon quoted market prices for similar assets in active markets, quoted prices for identical or similar assets that are not active and inputs other than quoted prices that are observable or corroborated by observable market data. The fair value of corporate bonds is measured using various techniques, which consider recently executed transactions in securities of the issuer or comparable issuers, market price quotations (where observable), bond spreads and fundamental data relating to the issuer. Term loans are valued using a price or composite price from one or more brokers or dealers as obtained from an independent pricing service. The fair value of loans is estimated using recently executed transactions, market price quotations, credit/market events, and cross-asset pricing. Inputs are generally observable market inputs obtained from independent sources. Term loans are generally categorized in Level 2 of the fair value hierarchy, unless key inputs are unobservable in which case they would be categorized as Level 3. The fair value of equity derivatives is measured based on active market broker quotes, evaluated broker quotes and evaluated prices from vendors.

The following tables summarize our investment securities as of December 31, 2019 and 2018 that are recognized in our consolidated balance sheets using fair value measurements based on the differing levels of inputs.

December 31, 2019	Level 1	Level 2	Level 3	Other Assets Held at Net Asset Value	Total
	(in thousands)
Cash equivalents: (1)
Money market funds	$4,203	—	—	—	4,203
Commercial paper	—	38,143	—	—	38,143
Total cash equivalents	$4,203	38,143	—	—	42,346
Available for sale securities:
Commercial paper	$—	1,977	—	—	1,977
Corporate bonds	—	254,291	—	—	254,291
Trading debt securities:
Commercial paper	—	1,977	—	—	1,977
Corporate bonds	—	84,920	—		84,920
U.S. Treasury bills	—	5,979	—	—	5,979
Mortgage-backed securities	—	4	—	—	4
Term loans	—	40,368	3,900	—	44,268
Consolidated sponsored funds	—	43,567	—	—	43,567
Equity securities:
Common stock	34,942	—	3	—	34,945
Sponsored funds	178,386	—	—	—	178,386
Sponsored privately offered funds measured at net asset value (2)	—	—	—	845	845
Equity method securities: (3)
Sponsored funds	37,187	—	—	—	37,187
Total investment securities	$250,515	433,083	3,903	845	688,346

December 31, 2018	Level 1	Level 2	Level 3	Other Assets Held at Net Asset Value	Total
	(in thousands)
Cash equivalents: (1)
Money market funds	$121,759	—	—	—	121,759
U.S. government sponsored enterprise note	—	895	—	—	895
Commercial paper	—	74,277	—	—	74,277
Total cash equivalents	$121,759	75,172	—	—	196,931
Available for sale securities:
Certificates of deposit	$—	5,001	—	—	5,001
Commercial paper	—	7,970	—	—	7,970
Corporate bonds	—	218,121	—	—	218,121
U.S. Treasury bills	—	19,672	—	—	19,672
Trading debt securities:
Commercial paper	—	1,993	—	—	1,993
Corporate bonds	—	77,250	—		77,250
U.S. Treasury bills	—	5,884	—	—	5,884
Mortgage-backed securities	—	7	—	—	7
Consolidated sponsored funds	—	33,088	—	—	33,088
Equity securities:
Common stock	21,192	—	12	—	21,204
Sponsored funds	153,548	—	—	—	153,548
Sponsored privately offered funds measured at net asset value (2)	—	—	—	678	678
Consolidated sponsored funds	24,879	—	—	—	24,879
Equity method securities: (3)
Sponsored funds	47,840	—	—	—	47,840
Total investment securities	$247,459	368,986	12	678	617,135
(1)	Cash equivalents include highly liquid investments with original maturities of 90 days or less. Cash investments in actively traded money market funds are measured at net asset value and are classified as Level 1. Cash investments in commercial paper are measured at cost, which approximates fair value because of the short time between purchase of the instrument and its expected realization, and are classified as Level 2.
(2)	Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.
(3)	The Company’s equity method investments are investment companies that record their underlying investments at fair value.

The following table summarizes the activity of investments categorized as Level 3 for the year ended December 31, 2019:

For the year ended
December 31, 2019
(in thousands)
Level 3 assets at December 31, 2018	$12
Purchases	2,607
Transfers in to level 3	3,241
Transfers out of level 3	(1,142)
Losses in Investment and other income	(48)
Redemptions and paydowns	(767)
Level 3 assets at December 31, 2019	$3,903

Change in unrealized losses for Level 3 assets held at December 31, 2019	$(13)

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

The Company was party to 14 total return swap contracts with a combined notional value of $228.2 million and five total return swap contracts with a combined notional value of $194.4 million as of December 31, 2019 and 2018, respectively. These derivative instruments are not designated as hedges for accounting purposes.  Changes in fair value of the total return swap contracts are recognized in investment and other income (loss) on the Company’s consolidated statements of income.

The Company posted $3.7 million and $5.2 million in cash collateral with the counterparties of the total return swap contracts as of December 31, 2019 and 2018, respectively.  The cash collateral is included in customers and other receivables on the Company’s consolidated balance sheets.  The Company does not record its fair value in derivative transactions against the posted collateral.

The following table presents the fair value of the derivative financial instruments, excluding derivative financial instruments held in certain consolidated sponsored funds, as of December 31, 2019 and 2018 calculated based on Level 2 inputs:

		December 31,	December 31,
	Balance sheet	2019	2018
	location	Fair value	Fair value
		(in thousands)
Total return swap contracts	Prepaid expenses and other current assets	$—	4,968
Total return swap contracts	Other current liabilities	3,990	—
Net total return swap (liability) asset		$(3,990)	4,968

The following is a summary of net (losses) gains recognized in income for the years ended December 31, 2019 and 2018:

		Year ended
	Income statement	December 31,
	location	2019	2018
		(in thousands)
Total return swap contracts	Investment and other income	$(38,240)	15,163

6.           Property and Equipment

A summary of property and equipment at December 31, 2019 and 2018 is as follows:

			Estimated
	2019	2018	useful lives
	(in thousands)
Leasehold improvements	$20,414	21,790	1 - 15	years
Furniture and fixtures	23,872	28,482	3 - 10	years
Equipment	12,561	20,248	2 - 15	years
Computer software	92,033	100,507	1 - 10	years
Data processing equipment	16,726	17,056	1 - 5	years
Buildings	7,490	11,772	1 - 30	years
Land	1,864	2,843
Property and equipment, at cost	174,960	202,698
Accumulated depreciation	(140,234)	(139,269)
Property and equipment, net	$34,726	63,429

Depreciation expense was $19.8 million, $25.6 million and $21.0 million during the years ended December 31, 2019, 2018 and 2017, respectively.

The fourth quarter of 2019 included asset impairment charges of $12.8 million in connection with certain assets held for sale, including real property related to our corporate headquarters move and aviation equipment.  These impairment charges are recorded in general and administrative expense in our consolidated statements of income. Assets held for sale as of December 31, 2019 consist of $3.1 million of equipment, $3.8 million of buildings and $1.9 million of land.  The Company intends to actively pursue sale of these assets at market prices as soon as reasonably possible.

7.           Goodwill and Identifiable Intangible Assets

Goodwill and identifiable intangible assets (all considered indefinite-lived) at December 31, 2019 and 2018 are as follows:

	December 31,	December 31,
	2019	2018
	(in thousands)
Goodwill	$106,970	106,970

Mutual fund management advisory contracts	38,699	38,699
Other	200	200
Total identifiable intangible assets	38,899	38,899

Total	$145,869	145,869

8.           Indebtedness

On August 31, 2010, the Company entered into a note purchase agreement to complete a $190.0 million private placement of Series A and Series B senior unsecured notes. The $95.0 million Series A, senior unsecured notes that matured on January 13, 2018 were repaid. Interest is payable semi-annually in January and July of each year. The agreement requires the Company to maintain a consolidated leverage ratio not to exceed 3.0 to 1.0 for four consecutive quarters and a consolidated interest coverage ratio of not less than 4.0 to 1.0 for four consecutive quarters. The Company was in compliance with these covenants for all periods presented. As of December 31, 2019, the Company’s consolidated leverage ratio was 0.4 to 1.0, and the consolidated interest coverage ratio was 36.6 to 1.0.

Debt is reported at its carrying amount in the consolidated balance sheet. The fair value of the Company’s Series B Senior Notes maturing January 13, 2021 was $98.0 million at December 31, 2019 compared to the carrying value net of debt issuance costs of $94.9 million, which is listed under long-term debt in the consolidated balance sheet.  Fair value is calculated based on Level 2 inputs.

On October 20, 2017, we entered into a three-year unsecured revolving credit facility (the “Credit Facility”) with various lenders, which initially provides for borrowings of up to $100.0 million and may be expanded to $200.0 million. The Credit Facility replaced the prior credit facility, which was set to expire in June 2018. At December 31, 2019 and 2018, there were no borrowings outstanding under the Credit Facility.  Borrowings under the Credit Facility bear interest at various rates including adjusted LIBOR or an alternative base rate plus, in each case, an incremental margin based on the Company’s credit rating. The Credit Facility also imposes a facility fee on the aggregate amount of commitments under the revolving facility (whether or not utilized). The facility fee is also based on the Company’s credit rating level. The covenants in the Credit Facility including a required consolidated leverage ratio and a required consolidated interest coverage ratio, consistent with those outlined above for the Senior Notes.

9.           Income Taxes

The provision for income taxes from continuing operations for the years ended December 31, 2019, 2018 and 2017 consists of the following:

	2019	2018	2017
	(in thousands)
Current taxes:
Federal	$37,283	54,071	73,167
State	7,144	625	7,720
Foreign	—	1	—
	44,427	54,697	80,887
Deferred taxes	(3,009)	783	20,481
Provision for income taxes	$41,418	55,480	101,368

The following table reconciles the statutory federal income tax rate with our effective income tax rate from continuing operations for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Statutory federal income tax rate	21.0%	21.0%	35.0%
State income taxes, net of federal tax benefit	3.4	2.4	2.2
Share-based compensation	1.4	1.8	3.4
Effects of U.S. tax rate decrease	—	(0.4)	2.2
Uncertain tax positions	(0.2)	(2.2)	(0.2)
Valuation allowance on losses capital in nature	—	—	(1.0)
Other items	0.6	0.7	(0.3)
Effective income tax rate	26.2%	23.3%	41.3%

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2019 and 2018 are as follows:

	2019	2018
	(in thousands)
Deferred tax assets:
Property and equipment	$2,194	—
Benefit plans	787	—
Accrued compensation and related costs	11,779	5,868
Other accrued expenses	2,780	3,861
Unrealized losses on investment securities and partnerships	—	6,272
Share-based compensation	9,215	10,300
Unused state tax credits	2,341	2,618
State net operating loss carryforwards	7,082	7,266
Operating lease liabilities	6,042	—
Other	1,061	1,171
Total gross deferred assets	43,281	37,356
Deferred tax liabilities:
Property and equipment	$—	(3,700)
Benefit plans	—	(1,872)
Identifiable intangible assets	(9,301)	(9,206)
Unrealized gains on investments securities and partnerships	(3,469)	—
Prepaid expenses	(2,283)	(2,478)
Operating lease right-of-use assets	(5,630)	—
Other	(308)	(513)
Total gross deferred liabilities	(20,991)	(17,769)
Valuation allowance	(7,872)	(7,266)
Net deferred tax asset	$14,418	12,321

Certain subsidiaries of the Company have net operating loss carryforwards in certain states in which these companies file on a separate company basis.  The deferred tax asset, net of federal tax effect, relating to these carryforwards as of December 31, 2019 and 2018 is approximately $7.1 million and $7.3 million, respectively.  The carryforwards, if not utilized, will expire between 2020 and 2039.  Management does not believe it is more likely than not that these subsidiaries will generate sufficient future taxable income in these states to realize the benefit of the net operating loss carryforwards and, accordingly, a valuation allowance in the amount of $7.1 million and $7.3 million has been recorded at December 31, 2019 and 2018, respectively.

The Company has state tax credit carryforwards of $2.3 million and $2.6 million as of December 31, 2019 and 2018, respectively.  Of these state tax credit carryforwards, $2.1 million will expire between 2024 and 2034 if not utilized, $0.2 million will expire in 2026 if not utilized, and less than $0.1 million can be carried forward indefinitely.  During 2019, management determined that it is not more likely than not that it will fully utilize some of these state tax credits before they expire and, accordingly, a valuation allowance in the amount of $0.8 million was recorded as of December 31, 2019.

In the accompanying consolidated balance sheets, unrecognized tax benefits that are not expected to be settled within the next 12 months are included in other liabilities; unrecognized tax benefits that are expected to be settled within the next 12 months are included as a reduction to income taxes receivable; unrecognized tax benefits that reduce a net operating loss, similar tax loss, or tax credit carryforward are presented as a reduction to non-current deferred income taxes. As of December 31, 2019 and December 31, 2018, the Company’s consolidated balance sheet included unrecognized tax benefits, including penalties and interest, of $2.0 million ($1.7 million net of federal benefit) and $2.7 million ($2.4 million net of federal benefit), respectively, that if recognized, would impact the Company’s effective tax rate.

The Company’s accounting policy with respect to interest and penalties related to income tax uncertainties is to classify these amounts as income taxes.  As of December 31, 2019, and December 31, 2018, the total amount of accrued interest and penalties related to uncertain tax positions recognized in the consolidated balance sheet was $0.4 million ($0.3 million net of federal benefit) and $0.7 million ($0.6 million net of federal benefit), respectively.  The total amount of penalties and interest, net of federal expense, related to tax uncertainties recognized in the statement of income for the period ended December 31, 2019 was a benefit of $0.2 million.

The following table summarizes the Company's reconciliation of unrecognized tax benefits, excluding penalties and interest, for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
	(in thousands)
Balance at beginning of year	$2,070	6,843	7,734
Increases during the year:
Gross increases - tax positions in prior period	345	712	244
Gross increases - current-period tax positions	44	331	97
Decreases during the year:
Gross decreases - tax positions in prior period	(135)	(4,219)	(56)
Decreases due to settlements with taxing authorities	(348)	(1,385)	(178)
Decreases due to lapse of statute of limitations	(358)	(212)	(998)
Balance at end of year	$1,618	2,070	6,843

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

Our 2016-2019 federal income tax returns are open tax years that remain subject to potential future audit. Our state income tax returns for all years after 2015 and, in certain states, income tax returns for 2015, are subject to potential future audit by tax authorities in the Company’s major state tax jurisdictions.

10.            Pension Plan and Postretirement Benefits Other Than Pension

Benefits payable under the Pension Plan are based on employees’ years of service and compensation during the final 10 years of employment. The Compensation Committee of the Company’s Board of Directors (“Compensation Committee”) approved an amendment to freeze the Pension Plan effective September 30, 2017. After September 30, 2017, participants in the Pension Plan ceased accruing additional benefits for future service or compensation. Participants will retain benefits accumulated as of September 30, 2017 in accordance with the terms of the Pension Plan.  In accordance with applicable accounting standards, the Pension Plan’s assets and liabilities were remeasured as of July 31, 2017, the date participants were notified of the freeze. This resulted in a reduction of the accrued pension liability of approximately $30.0 million and a curtailment gain of $31.6 million.  The Compensation Committee approved the termination of the Pension Plan, effective June 1, 2019, and the Company intends to terminate the Pension Plan in a standard termination, as defined by the Pension Benefit Guaranty Corporation. The Company is currently performing the administrative actions required to carry out the termination, with an expected completion date in 2020.

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

A reconciliation of the funded status of these plans and the assumptions related to the obligations at December 31, 2019, 2018 and 2017 are as follows:

				Other
	Pension Benefits			Postretirement Benefits
	2019	2018	2017	2019	2018	2017
	(in thousands)
Change in projected benefit obligation:
Net benefit obligation at beginning of year	$154,528	184,245	180,921	1,048	2,195	2,446
Service cost	—	—	8,367	—	—	—
Interest cost	6,146	5,986	6,248	33	54	58
Benefits paid	(13,221)	(13,690)	(8,511)	(677)	(602)	(954)
Actuarial loss (gain)	39,027	(22,013)	28,841	47	(965)	139
Retiree contributions	—	—	—	275	366	506
Curtailment gain	—	—	(31,621)	—	—	—
Net benefit obligation at end of year	$186,480	154,528	184,245	726	1,048	2,195

				Other
	Pension Benefits			Postretirement Benefits
	2019	2018	2017	2019	2018	2017
	(in thousands)
Change in plan assets:
Fair value of plan assets at beginning of year	$162,999	170,881	144,529	—	—	—
Actual return on plan assets	34,125	1,808	24,863	—	—	—
Employer contributions	—	4,000	10,000	402	236	448
Retiree contributions	—	—	—	275	366	506
Benefits paid	(13,221)	(13,690)	(8,511)	(677)	(602)	(954)
Fair value of plan assets at end of year	$183,903	162,999	170,881	—	—	—
Funded status at end of year	$(2,577)	8,471	(13,364)	(726)	(1,048)	(2,195)

				Other
	Pension Benefits			Postretirement Benefits
	2019	2018	2017	2019	2018	2017
	(in thousands, except percentage data)
Amounts recognized in the statement of financial position:
Noncurrent assets	$—	8,471	—	—	—	—
Current liabilities	—	—	—	(158)	(250)	(422)
Noncurrent liabilities	(2,577)	—	(13,364)	(568)	(798)	(1,773)
Net amount recognized at end of year	$(2,577)	8,471	(13,364)	(726)	(1,048)	(2,195)
Weighted average assumptions used to determine benefit obligation at December 31:
Discount rate	3.32%	4.45%	3.76%	2.87%	4.08%	3.28%

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

Our Pension Plan asset allocation at December 31, 2019 and 2018 is as follows:

	Percentage of	Percentage of
	Plan Assets at	Plan Assets at
Plan assets by category	December 31, 2019	December 31, 2018
Cash	51%	2%
Fixed income securities	49%	98%
Total	100%	100%

In 2018, the Company implemented a new pension de-risking strategy designed to more closely match assets to the pension obligations by shifting exposure from return-seeking assets to liability-hedging assets.  In 2019, the Company further shifted plan assets towards cash.

We determine the fair value of our Pension Plan assets using broad levels of inputs as defined by related accounting standards and categorized as Level 1, Level 2 or Level 3, as described in Note 4. The following tables summarize our Pension Plan assets as of December 31, 2019 and 2018.

2019	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$—	91,989	—	91,989
Fixed income securities:
U.S. Treasuries	—	19,311	—	19,311
Corporate bond	—	62,313	—	62,313
Foreign bonds	—	8,913	—	8,913
Total investment securities	—	182,526	—	182,526
Cash				1,377
Total				$183,903

2018	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$—	465	—	465
Equity securities:
International	—	4	—	4
Fixed income securities:
U.S. Treasuries	—	46,415	—	46,415
Corporate bond	—	91,521	—	91,521
Foreign Bonds	—	21,870	—	21,870
Total investment securities	—	160,275	—	160,275
Cash				2,724
Total				$162,999

The 6.00% expected long-term rate of return utilized after the Pension Plan freeze in 2017 reflected management’s expectations of long-term average rates of return on funds invested to provide for benefits included in the projected benefit obligations. The expected return was based on the outlook for inflation, fixed income returns and equity returns, while also considering historical returns, asset allocation and investment strategy.  In 2018, we adjusted the expected long-term rate of return to 5.00% to reflect a further decrease to the Plan’s equity securities’ holdings based on expected investment mix at the beginning of the year.  During 2018, we accelerated the de-risking strategy and as such, further reduced the long-term rate of return in 2019 to 4.00%.

The components of net periodic pension and other postretirement costs consisted of the following for the years ended December 31, 2019, 2018 and 2017:

				Other
	Pension Benefits			Postretirement Benefits
	2019	2018	2017	2019	2018	2017
	(in thousands)
Components of net periodic benefit cost:
Service cost	$—	—	8,367	—	—	—
Interest cost	6,146	5,986	6,248	33	54	58
Expected return on plan assets	(6,315)	(8,320)	(10,113)	—	—	—
Actuarial loss (gain)	11,217	(15,501)	14,091	—	—	—
Actuarial gain amortization	—	—	—	(495)	(120)	(180)
Prior service cost amortization	—	—	—	—	(2)	(4)
Curtailment gain	—	—	(31,621)	—	—	—
Total	$11,048	(17,835)	(13,028)	(462)	(68)	(126)

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, 2019, 2018 and 2017 are as follows:

					Other
	Pension Benefits				Postretirement Benefits
	2019	2018	2017		2019	2018	2017
Discount rate	4.45%	3.76%	4.39% / 3.96	[1]%	4.08%	3.28%	3.46%
Expected return on plan assets	4.00%	5.00%	7.00% / 6.00	[1]%	Not applicable
Rate of compensation increase	Not applicable		5.12%		Not applicable

________________________

(1)	Due to the Pension Plan freeze and associated remeasurement as of July 31, 2017, the discount rate changed from 4.39% to 3.96% and the expected return on assets changed from 7.00% to 6.00%.

Under current plan provisions, we expect the following benefit payments to be paid.  For the Pension Plan, the timing of benefit payments does not include anticipated acceleration of payments for the plan termination, as the payment timing is based on the same assumptions used to measure the benefit obligation as of December 31, 2019, which does not reflect plan termination.

		Other
	Pension	Postretirement
	Benefits	Benefits
	(in thousands)
2020	$8,947	158
2021	9,491	116
2022	9,164	99
2023	9,469	66
2024	9,770	66
2025 through 2029	50,283	143
	$97,124	648

Our policy with respect to funding the Pension Plan is to fund at least the minimum required by the Employee Retirement Income Security Act of 1974, as amended, and not more than the maximum amount deductible for tax purposes. No contributions were made to the Pension Plan for 2019 and all contributions for 2018 and 2017 were voluntary.

All Company contributions to other postretirement medical benefits are voluntary, as the postretirement medical plan is not funded and is not subject to any minimum regulatory funding requirements. The contributions for each year represent claims paid for medical expenses, and we anticipate making the 2020 expected contribution with cash generated from operations. Participants also made contributions to the postretirement plan for the years ended December 31, 2019, 2018 and 2017.

For measurement purposes, the initial health care cost trend rate was 7.60% (prior to age 65) and 8.70% (subsequent to age 65) for 2019, 8.05% (prior to age 65) and 9.30% (subsequent to age 65) for 2018 and 7.02% (prior to age 65) and 8.47% (subsequent to age 65) for 2017. The health care cost trend rate reflects anticipated increases in health care costs. The initial growth rates for 2019 are assumed to gradually decline over the next 8 years to a rate of 4.5%.

At December 31, 2019, the accrued pension and postretirement liability recorded in the consolidated balance sheet was comprised of a pension liability of $2.6 million and a liability for postretirement benefits in the amount of $0.6 million. The current portion of postretirement liability of $0.1 million is included in other current liabilities on the consolidated balance sheet.  At December 31, 2018, the pension asset and postretirement liability recorded in the consolidated balance sheet was comprised of a pension asset of $8.5 million and a liability for postretirement benefits in the amount of $0.8 million. The current portion of postretirement liability of $0.3 million is included in other current liabilities on the consolidated balance sheet.

11.         Defined Contribution Plan

We sponsor a defined contribution plan that qualifies under Section 401(k) of the IRC to provide retirement benefits to substantially all of our employees. As allowed under Section 401(k), the plan provides tax-deferred salary deductions for eligible employees. Our matching contributions to the plan for the years ended December 31, 2019, 2018 and 2017 were $6.0 million, $6.8 million and $6.0 million, respectively.

In 2017, in connection with the Pension Plan freeze, the Company amended its 401(k) plan to permit employer discretionary nonelective contributions to eligible participants. For the 2019 plan year, the Company approved a discretionary nonelective contribution in an amount equal to 2% of participant’s eligible compensation. These contributions, which were expensed during 2019, totaled $2.6 million and will be funded and allocated to participant accounts during the first quarter of 2020. For the 2017 plan year, the Company approved a discretionary nonelective contribution in an amount equal to 4% of such participant’s eligible compensation. These contributions, which were expensed over the service period in 2017, totaled $5.5 million and were funded and allocated to participant accounts during the first quarter of 2018.

12.         Stockholders’ Equity

Earnings per Share

For the years ended December 31, 2019, 2018 and 2017, earnings per share were computed as follows:

	2019	2018	2017
	(in thousands, except for per share amounts)
Net income attributable to Waddell & Reed Financial, Inc.	$114,992	183,588	141,279

Weighted average shares outstanding, basic and diluted	73,299	80,468	83,573

Earnings per share, basic and diluted	$1.57	2.28	1.69

Dividends

The Board of Directors declared dividends on our Class A common stock of $1.00 per share, $1.00 per share and $1.63 per share for the years ended December 31, 2019, 2018 and 2017, respectively. During the fourth quarter of 2019, the Board of Directors declared a quarterly dividend on our Class A common stock of $0.25 per share payable on February 3, 2020 to stockholders of record as of January 13, 2020. As of December 31, 2019 and 2018, other current liabilities included $17.2 million and $19.2 million, respectively, for dividends payable to stockholders.

Common Stock Repurchases

The Board of Directors has authorized the repurchase of our Class A common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including issuing shares to employees in our share-based compensation programs. There were 9,164,564 shares, 6,963,269 shares and 1,842,337 shares repurchased in the open market or privately during the years ended December 31, 2019, 2018 and 2017, respectively. The repurchased shares include 548,132 shares, 729,882 shares and 402,337 shares repurchased from employees who tendered shares to cover their income tax withholdings with respect to vesting of stock awards during the years ended December 31, 2019, 2018 and 2017, respectively.

Accumulated Other Comprehensive Loss

The following tables summarize other comprehensive income (loss) activity for the years ended December 31, 2019 and 2018.

			Total
	Unrealized	Postretirement	accumulated
	gains (losses) on	benefits	other
	AFS investment	unrealized	comprehensive
Year ended December 31, 2019	securities	gains (losses)	income (loss)
	(in thousands)
Balance at December 31, 2018	$(797)	1,128	331
Other comprehensive income (loss) before reclassification	3,496	(36)	3,460
Amount reclassified from accumulated other comprehensive income	(178)	(379)	(557)
Net current period other comprehensive income (loss)	3,318	(415)	2,903
Balance at December 31, 2019	$2,521	713	3,234

			Total
	Unrealized	Postretirement	accumulated
	gains (losses) on	benefits	other
	AFS investment	unrealized	comprehensive
Year ended December 31, 2018	securities	gains (losses)	income (loss)
	(in thousands)
Balance at December 31, 2017	$145	379	524
Amount reclassified to retained earnings for ASUs adopted in 2018	(955)	107	(848)
Other comprehensive (loss) income before reclassification	(360)	736	376
Amount reclassified from accumulated other comprehensive income (loss)	373	(94)	279
Net current period other comprehensive (loss) income	(942)	749	(193)
Balance at December 31, 2018	$(797)	1,128	331

Reclassifications from accumulated other comprehensive income (loss) and included in net income are summarized in the tables that follow:

	For the year ended December 31, 2019
		Tax
	Pre-tax	expense	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Gains on available for sale debt securities	$234	(56)	178	Investment and other income
Amortization of postretirement benefits	495	(116)	379	Compensation and benefits
Total	$729	(172)	557

	For the year ended December 31, 2018
		Tax
		(expense)		Statement of income
	Pre-tax	benefit	Net of tax	line item or retained earnings
	(in thousands)
Reclassifications included in net income or retained earnings for ASUs adopted in 2018:
Sponsored funds investment gains	$1,295	(340)	955	Retained earnings
Losses on available for sale debt securities	(489)	116	(373)	Investment and other income (loss)
Amortization of postretirement benefits	122	(135)	(13)	Compensation and benefits and retained earnings
Total	$928	(359)	569

13.         Share-Based Compensation

The Company’s 1998 Stock Incentive Plan, as amended and restated (the “SI Plan”) allows us to grant equity compensation awards, including nonvested stock, as part of our overall compensation program to attract and retain key personnel and encourage a greater personal financial investment in the Company, thereby promoting the long-term growth of the Company. A maximum of 35.6 million shares of common stock are authorized for issuance under the SI Plan and as of December 31, 2019, 1,448,959 shares of common stock were available for issuance under the SI Plan.  In addition, we may make incentive payments under the Company Executive Incentive Plan, as amended and restated (the “EIP”) in the form of cash, nonvested stock or a combination thereof. Incentive awards paid under the EIP in the form of nonvested stock are issued out of shares reserved for issuance under the SI Plan. Generally, shares of common stock subject to an award that expires or is cancelled, forfeited, exchanged, settled in cash or is terminated will again be available for awards under the SI Plan.

Nonvested stock awards are valued on the date of grant and have no purchase price.  These awards have historically vested over four years in 33 1/3% increments on the second, third and fourth anniversaries of the grant date; however, awards granted on or after December 31, 2016 vest in 25% increments beginning on the first anniversary of the grant date. The Company has issued nonvested stock awards to non-employee directors. These awards generally have the same terms as awards issued to employees, except awards granted on or after January 2, 2017 fully vest on the first anniversary of the grant date.

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

A summary of nonvested share activity and related fair value for the year ended December 31, 2019 follows:

		Weighted
		Average
	Nonvested	Grant Date
	Stock Shares	Fair Value
Nonvested at December 31, 2018	4,093,760	$22.79
Granted	1,433,673	17.65
Vested	(1,672,676)	25.52
Forfeited	(212,772)	21.27
Nonvested at December 31, 2019	3,641,985	$19.60

A summary of nonvested RSU activity for the year ended December 31, 2019 follows:

Nonvested
Cash-Settled Units
Nonvested at December 31, 2018	1,762,060
Granted	1,228,904
Vested	(497,092)
Forfeited	(118,272)
Nonvested at December 31, 2019	2,375,600

For the years ended December 31, 2019, 2018 and 2017, compensation expense related to nonvested shares and nonvested RSUs totaled $46.6 million, $51.6 million and $57.7 million, respectively.

The deferred income tax benefit from the compensation expense related to nonvested stock and nonvested RSUs was $11.1 million, $11.9 million and $13.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. These benefits will be recognized upon vesting and may increase or decrease depending on the fair value of the shares on the date of vesting. As of December 31, 2019, the remaining unamortized expense related to nonvested stock of $46.5 million is expected to be recognized over a weighted average period of 2.1 years.

The total fair value of shares vested (at vest date) during the years ended December 31, 2019, 2018 and 2017, was $29.1 million, $41.0 million and $20.8 million, respectively. The Company withholds a portion of each employee’s vested shares to satisfy income tax withholding obligations of the Company with respect to vesting of the shares.

14.         Uniform Net Capital Rule Requirements

Two of our subsidiaries, W&R and IDI are registered broker-dealers and members of FINRA. Broker-dealers are subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15.0 to 1.0. The primary difference between net capital and stockholders’ equity is the non-allowable assets that are excluded from net capital.

A broker-dealer may elect not to be subject to the Aggregate Indebtedness Standard of paragraph (a)(1)(i) of Rule 15c3-1, in which case net capital must exceed the greater of $250 thousand or 2%of aggregate debit items computed in accordance with the Formula for Determination of Reserve Requirements for broker-dealers. W&R made this election and thus is not subject to the aggregate indebtedness ratio as of December 31, 2019 or 2018.

Net capital and aggregated indebtedness information for our broker-dealer subsidiaries is presented in the following table as of December 31, 2019 and 2018:

	2019		2018
	(in thousands)
	W&R	IDI	W&R	IDI
Net capital	$60,758	20,217	57,109	25,688
Required capital	250	1,909	250	1,336
Excess of required capital	$60,508	18,308	56,859	24,352
Ratio of aggregate indebtedness to net capital	Not		Not
	applicable	1.42 to 1.0	applicable	0.78 to 1.0

15.         Leases

The Company has operating and finance leases for corporate office space and equipment.

The components of lease expense were as follows:

For the Year Ended
December 31, 2019
(in thousands)
Operating Lease Cost	$17,574

Finance Lease Cost:
Amortization of ROU assets	$283
Interest on lease liabilities	27
Total	$310

Supplemental cash flow information related to leases was as follows:

For the Year Ended
December 31, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16,520
Operating cash flows from finance leases	27
Financing cash flows from finance leases	290

ROU assets obtained in exchange for lease obligations:
Operating leases	39,580
Finance leases	40

Supplemental balance sheet information related to leases was as follows:

December 31, 2019
(in thousands,
except lease term
and discount rate)
Operating Leases:
Operating lease ROU assets (Other non-current assets)	$23,457

Other current liabilities	$10,479
Other non-current liabilities	14,694
Total operating lease liabilities	$25,173

Finance Leases:
Property and equipment, gross	$985
Accumulated depreciation	(737)
Property and equipment, net	$248

Other current liabilities	$203
Other non-current liabilities	55
Total finance lease liabilities	$258

Weighted average remaining lease term:
Operating leases	4 years
Finance leases	1 year

Weighted average discount rate:
Operating leases	4.32%
Finance leases	6.00%

Maturities of lease liabilities are as follows:

	Operating	Finance
	Leases	Leases
	(in thousands)
Year ended December 31,
2020	$11,346	208
2021	6,691	47
2022	2,178	9
2023	2,090	—
2024	2,090	—
Thereafter	2,613	—
Total lease payments	27,008	264
Less imputed interest	(1,835)	(6)
Total	$25,173	258

The adoption of ASU-2016-02 using the effective date as the date of initial application requires the inclusion of the disclosures for periods prior to adoption, which are included below.

Minimum future rental commitments as of December 31, 2018 for all non-cancelable operating leases were as follows:

Year	Commitments
(in thousands)
2019	$16,488
2020	9,797
2021	5,757
2022	2,913
2023	2,320
Thereafter	5,161
$42,436

Rent expense was $22.7 million and $24.5 million for the years ended December 31, 2018 and 2017, respectively.

As of December 31, 2018, we had property and equipment under capital leases with a cost of $1.6 million and accumulated depreciation of $1.1 million.

16.         Related Party Transactions

We earn investment management fee revenues from the Funds and IGI Funds (prior to their liquidation in 2018) for which we act as an investment adviser, pursuant to an investment management agreement with each Fund. In addition, we have agreements with the Funds pursuant to Rule 12b-1 under the ICA for which distribution and service fees are collected from the Funds for distribution of mutual fund shares, for costs such as advertising and commissions paid to broker-dealers, and for providing ongoing services to shareholders of the Funds and/or maintaining shareholder accounts. We also earn service fee revenues by providing various services to the Funds and their shareholders pursuant to a shareholder servicing agreement with each Fund (except Ivy VIP) and an accounting service agreement with each Fund. Certain of our officers and directors are also officers and/or trustees for the various Funds for which we act as an investment adviser. These agreements are approved or renewed on an annual basis by each Fund’s board of trustees, including a majority of the disinterested members.

Revenues for services provided or related to the Funds and IGI Funds for the years ended December 31, 2019, 2018 and 2017 are as follows:

	2019	2018	2017
	(in thousands)
Investment management fees	$430,028	486,581	508,035
Rule 12b-1 service and distribution fees	121,603	141,220	159,873
Shareholder service fees	93,335	102,385	106,595
Total revenues	$644,966	730,186	774,503

Included in Funds and separate accounts receivable at December 31, 2019 and 2018 are receivables due from the Funds of $12.8 and $14.6 million, respectively.

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

Our investments in sponsored funds and other corporate investments expose us to market risk. The underlying holdings of our AUM are also subject to market risk, which may arise from changes in equity prices, credit ratings, foreign currency exchange rates, and interest rates.

19.         Selected Quarterly Information (Unaudited)

	Quarter
	First	Second	Third	Fourth
	(in thousands)
2019
Total revenues	$259,410	270,154	270,680	270,071
Net income attributable to Waddell & Reed Financial, Inc.	$32,053	33,948	33,054	15,936
Net income per share, basic and diluted	$0.42	0.45	0.46	0.23

	Quarter
	First	Second	Third	Fourth
	(in thousands)
2018
Total revenues	$297,615	295,338	295,118	272,230
Net income attributable to Waddell & Reed Financial, Inc.	$46,337	44,478	46,305	46,468
Net income per share, basic and diluted	$0.56	0.55	0.58	0.60