Form 10-Q
period 2020-03-31
WADDELL & REED FINANCIAL INC
filed 2020-05-01
CIK 1052100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Class	Outstanding as of April 24, 2020
Class A common stock, $.01 par value	65,622,663

WADDELL & REED FINANCIAL, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

Quarter Ended March 31, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	March 31,
	2020	December 31,
	(Unaudited)	2019
Assets:
Cash and cash equivalents	$160,316	151,815
Cash and cash equivalents - restricted	53,423	74,325
Investment securities	605,780	688,346
Receivables:
Funds and separate accounts	12,144	15,167
Customers and other	59,487	80,089
Prepaid expenses and other current assets	43,129	31,655
Total current assets	934,279	1,041,397

Property and equipment, net	33,017	34,726
Goodwill and identifiable intangible assets	145,869	145,869
Deferred income taxes	27,267	14,418
Other non-current assets	27,321	29,918
Total assets	$1,167,753	1,266,328

Liabilities:
Accounts payable	$38,414	20,123
Payable to investment companies for securities	19,669	36,883
Payable to third party brokers	15,991	17,123
Payable to customers	72,009	84,558
Short-term notes payable	94,944	—
Accrued compensation	41,738	79,507
Other current liabilities	70,982	71,001
Total current liabilities	353,747	309,195

Long-term debt	—	94,926
Accrued pension and postretirement costs	3,343	3,145
Other non-current liabilities	25,935	30,960
Total liabilities	383,025	438,226

Redeemable noncontrolling interests	19,070	19,205

Stockholders’ equity:
Preferred stock—$1.00 par value: 5,000 shares authorized; none issued	—	—
Class A Common stock—$0.01 par value: 250,000 shares authorized; 99,701 shares issued; 66,655 shares outstanding (68,847 at December 31, 2019)	997	997
Additional paid-in capital	282,401	312,693
Retained earnings	1,247,084	1,241,598
Cost of 33,046 common shares in treasury (30,854 at December 31, 2019)	(765,579)	(749,625)
Accumulated other comprehensive income	755	3,234
Total stockholders’ equity	765,658	808,897

Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,167,753	1,266,328

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited, in thousands, except for per share data)

	For the three months ended March 31,
	2020	2019

Revenues:
Investment management fees	$105,219	109,762
Underwriting and distribution fees	136,943	126,245
Shareholder service fees	21,571	23,403
Total	263,733	259,410

Operating expenses:
Distribution	120,033	109,794
Compensation and benefits (including share-based compensation of $9,983 and $12,693, respectively)	58,425	64,843
General and administrative	18,598	14,704
Technology	13,502	16,308
Occupancy	4,709	6,715
Marketing and advertising	1,896	1,964
Depreciation	3,513	6,001
Subadvisory fees	3,666	3,557
Total	224,342	223,886

Operating income	39,391	35,524
Investment and other (loss) income	(7,745)	9,453
Interest expense	(1,549)	(1,548)

Income before provision for income taxes	30,097	43,429
Provision for income taxes	9,633	10,671
Net income	20,464	32,758
Net (loss) income attributable to redeemable noncontrolling interests	(1,522)	705
Net income attributable to Waddell & Reed Financial, Inc.	$21,986	32,053

Net income per share attributable to Waddell and Reed Financial, Inc. common shareholders, basic and diluted:	$0.32	0.42

Weighted average shares outstanding, basic and diluted:	67,675	76,299

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	For the three months ended March 31,
	2020	2019

Net income	$20,464	32,758

Other comprehensive income:

Unrealized (loss) gain on available for sale investment securities during the period, net of income tax (benefit) expense of $(760) and $517, respectively	(2,430)	1,658

Postretirement benefit, net of income tax benefit of $(18) and $(30), respectively	(49)	(94)

Comprehensive income	17,985	34,322
Comprehensive (loss) income attributable to redeemable noncontrolling interests	(1,522)	705
Comprehensive income attributable to Waddell & Reed Financial, Inc.	$19,507	33,617

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interests

(Unaudited, in thousands)

	For the three months ended March 31,
						Accumulated		Redeemable
			Additional			Other	Total	Non
	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’	Controlling
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity	Interests
Balance at December 31, 2018	99,701	$997	311,264	1,198,445	(627,587)	331	883,450	11,463
Net income	—	—	—	32,053	—	—	32,053	705
Net subscription of redeemable noncontrolling interests in sponsored funds	—	—	—	—	—	—	—	768
Recognition of equity compensation	—	—	9,608	93	—	—	9,701	—
Net issuance/forfeiture of nonvested shares	—	—	(30,000)	—	30,000	—	—	—
Dividends accrued, $0.25 per share	—	—	—	(19,025)	—	—	(19,025)	—
Repurchase of common stock	—	—	—	—	(39,139)	—	(39,139)	—
Other comprehensive income	—	—	—	—	—	1,564	1,564	—
Balance at March 31, 2019	99,701	$997	290,872	1,211,566	(636,726)	1,895	868,604	12,936

Balance at December 31, 2019	99,701	$997	312,693	1,241,598	(749,625)	3,234	808,897	19,205
Net income (loss)	—	—	—	21,986	—	—	21,986	(1,522)
Net subscription of redeemable noncontrolling interests in sponsored funds	—	—	—	—	—	—	—	1,387
Recognition of equity compensation	—	—	7,693	71	—	—	7,764	—
Net issuance/forfeiture of nonvested shares	—	—	(37,985)	—	37,985	—	—	—
Dividends accrued, $0.25 per share	—	—	—	(16,571)	—	—	(16,571)	—
Repurchase of common stock	—	—	—	—	(53,939)	—	(53,939)	—
Other comprehensive loss	—	—	—	—	—	(2,479)	(2,479)	—
Balance at March 31, 2020	99,701	$997	282,401	1,247,084	(765,579)	755	765,658	19,070

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the three months ended March 31,
	2020	2019

Cash flows from operating activities:
Net income	$20,464	32,758
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,168	6,208
Amortization of deferred sales commissions	395	551
Share-based compensation	9,983	12,693
Investments and derivatives loss (gain), net of collateral	50,012	(16,481)
Net purchases, maturities, and sales of trading and equity securities	(2,144)	(2,233)
Deferred income taxes	(12,071)	5,914
Net change in equity securities and trading debt securities held by consolidated sponsored funds	1,326	(5,081)
Other	212	(56)
Changes in assets and liabilities:
Customer and other receivables	6,804	77,039
Payable to investment companies for securities and payable to customers	(29,763)	(115,675)
Receivables from funds and separate accounts	3,023	(1,018)
Other assets	3,214	4,193
Accounts payable and payable to third party brokers	(3,219)	(3,466)
Other liabilities	(22,128)	(12,843)
Net cash provided by (used in) operating activities	$29,276	(17,497)

Cash flows from investing activities:
Purchases of available for sale and equity method securities	(2,999)	(70,501)
Proceeds from sales of available for sale and equity method securities	—	19,667
Proceeds from maturities of available for sale securities	33,875	38,375
Additions to property and equipment	(3,182)	(1,474)
Net cash provided by (used in) investing activities	$27,694	(13,933)

Cash flows from financing activities:
Dividends paid	(17,119)	(19,348)
Repurchase of common stock	(53,599)	(40,871)
Net subscriptions (redemptions, distributions and deconsolidations) of redeemable noncontrolling interests in sponsored funds	1,387	768
Other	(40)	(62)
Net cash used in financing activities	$(69,371)	(59,513)

Net decrease in cash, cash equivalents and restricted cash	(12,401)	(90,943)
Cash, cash equivalents, and restricted cash at beginning of period	226,140	291,555
Cash, cash equivalents, and restricted cash at end of period	$213,739	200,612

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Significant Accounting Policies

Waddell & Reed Financial, Inc. and Subsidiaries

Waddell & Reed Financial, Inc. (hereinafter referred to as the “Company,” “we,” “our” or “us”) is a holding company, incorporated in the state of Delaware in 1981, that conducts business through its subsidiaries. Founded in 1937, we are one of the oldest mutual fund complexes in the United States, having introduced the former Waddell & Reed Advisors group of mutual funds (the “Advisors Funds”) in 1940. Over time, we added additional mutual funds: Ivy Funds (the “Ivy Funds”); Ivy Variable Insurance Portfolios, our variable product offering (“Ivy VIP”); InvestEd Portfolios, our 529 college savings plan (“InvestEd”); and the Ivy High Income Opportunities Fund, a closed-end mutual fund (“IVH”) (collectively, Ivy Funds, Ivy VIP, InvestEd and IVH are referred to as the “Funds”).  In addition to the Funds, our assets under management (“AUM”) include institutional managed accounts.  As of March 31, 2020, we had $56.0 billion in AUM.

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

The Company is proactively managing business continuity and safety considerations as circumstances of the coronavirus disease 2019 (“COVID-19’) evolve. Our leadership team’s priority is on ensuring the health and safety of all employees, clients, Advisors and communities, while also ensuring full continuity of service and access.  The Company started transitioning to a work from home environment early in March 2020 and has been following the Centers for Disease Control and Prevention and local authorities’ recommendations on safe practices throughout this process.  We have undertaken a number of steps to facilitate safety, security and full continuity of service, including:

●	We activated an Enterprise Preparedness Team and COVID-19 steering committee that meets regularly to assess developments and determine the best action to ensure business continuity and the safety of our employees and partners.
●	We have adopted interim business practices, including restricting business travel, requiring all meetings to take place via remote access tools, adopting safety protocols to limit the potential for exposure, adopting social distancing practices, implementing a clearly-defined approval process for reentry to any worksite, advising personnel on preventive measures and offering remote collaboration and productivity tools and training resources to our employees.
●	We enhanced monitoring and capabilities of our systems to allow our remote workforce to function efficiently and have continued our educational and monitoring practices to ensure there are no compromises to confidentiality, privacy and cybersecurity requirements.
●	The Ivy investment management and distribution teams transitioned seamlessly to remote working. Our teams have a strong heritage of active collaboration which has migrated to a virtual environment without compromise.

●	Within our wealth management business, the majority of independent advisors are working from temporary locations. We are demonstrating our differentiated service and support model by continuing regular communications with Advisors as well as delivering additional advisor and client focused resources.

●	We have not initiated any layoffs, furloughs or reduced hours. As we implemented our business continuity plans, we have intentionally maintained the same pay practices for all of our employees based upon their regular work schedule, paid spot bonuses to certain employees, implemented a temporary hourly wage increase to designated client services personnel, increased certain benefit coverages for specific COVID-19 related treatments through May, and are increasing our philanthropic contributions to local organizations to help support the COVID-19 responses in our community.

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to enable a reasonable understanding of the information presented.  The information in this Quarterly Report on Form 10-Q should be read in conjunction with Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 (our “2019 Form 10-K”).  Certain amounts in the prior year’s financial statements have been reclassified for consistent presentation. Derivative activity was reclassified within operating activities on our consolidated statements of cash flows to provide a comprehensive view of the impact of the economic hedge program for our seed investment portfolio.

The accompanying unaudited consolidated financial statements are prepared consistent with the accounting policies described in Note 1 to the consolidated financial statements included in our 2019 Form 10-K with the exception of the adoption of Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments, ASU 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment and ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, all of which became effective January 1, 2020.

In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only a normal and recurring nature) necessary to present fairly our financial position at March 31, 2020 and the results of operations and cash flows for the three months ended March 31, 2020 and 2019 in conformity with accounting principles generally accepted in the United States.

Assets Held for Sale

Assets held for sale included real property related to our corporate headquarters move and aviation equipment.  As of March 31, 2020 and December 31, 2019, $3.1 million of equipment, $3.8 million of buildings and $1.9 million of land were included in Property and equipment, net on our consolidated balance sheets.  The Company intends to actively pursue sale of these assets at market prices as soon as reasonably possible.

2.	New Accounting Guidance

Accounting Guidance Adopted During the First Quarter of 2020

On January 1, 2020, the Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The ASU changes the impairment model for most financial assets and requires the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities are required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The adoption of this ASU had an immaterial impact on our consolidated financial statements and related disclosures.

On January 1, 2020, the Company adopted ASU 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment.  This ASU eliminates the second step from the goodwill impairment test. An entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but the loss cannot exceed the total amount of goodwill allocated to the reporting unit. The adoption of this ASU had an immaterial impact on our consolidated financial statements and related disclosures.

On January 1, 2020, the Company adopted ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company adopted the provisions of this guidance using the prospective adoption approach, which does not require the restatement of prior years. The adoption of this ASU did not have a material impact on our operating income or net income as requirements under the standard are generally consistent with our current accounting for cloud computing arrangements, with the primary difference being the classification of certain information in our consolidated financial statements and related disclosures.  As of March 31, 2020, the Company had $2.6 million of capitalized implementation costs for hosting arrangements with $23 thousand of accumulated amortization in prepaid and other current assets on the consolidated balance sheet. Our hosting arrangements that are service contracts include internal and external costs related to various technology additions in support of both our asset management and wealth management business. Amortization costs are recorded on a straight-line basis over the term of the hosting arrangement agreement.

Accounting Guidance Not Yet Adopted

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

	Three months ended March 31, 2020	Three months ended March 31, 2019
	(in thousands)
Investment management fees:
Funds	$102,293	105,745
Institutional	2,926	4,017
Total investment management fees	$105,219	109,762
Underwriting and distribution fees:
Unaffiliated
Rule 12b-1 service and distribution fees	$15,276	16,465
Sales commissions on front-end load mutual fund and variable annuity sales	451	443
Other revenues	135	92
Total unaffiliated distribution fees	$15,862	17,000
Wealth Management
Fee-based asset allocation product revenues	$77,118	65,230
Rule 12b-1 service and distribution fees	14,589	15,405
Sales commissions on front-end load mutual fund and variable annuity sales	11,958	12,015
Sales commissions on other products	8,699	7,606
Other revenues	8,717	8,989
Total wealth management distribution fees	121,081	109,245
Total distribution fees	$136,943	126,245
Shareholder service fees:
Total shareholder service fees	$21,571	23,403

Total revenues	$263,733	259,410

4.	Investment Securities

Investment securities at March 31, 2020 and December 31, 2019 were as follows:

	March 31,	December 31,
	2020	2019
	(in thousands)
Available for sale securities:
Commercial paper	$—	1,977
Corporate bonds	222,478	254,291
Total available for sale securities	222,478	256,268
Trading debt securities:
Commercial paper	9,573	1,977
Corporate bonds	77,325	84,920
U.S. Treasury bills	6,022	5,979
Mortgage-backed securities	3	4
Term loans	37,220	44,268
Consolidated sponsored funds	42,241	43,567
Total trading securities	172,384	180,715
Equity securities:
Common stock	30,528	34,945
Sponsored funds	148,683	178,386
Sponsored privately offered funds	668	845
Total equity securities	179,879	214,176
Equity method securities:
Sponsored funds	31,039	37,187
Total securities	$605,780	688,346

Corporate bonds accounted for as available for sale and held as of March 31, 2020 mature as follows:

	Amortized
	cost	Fair value
	(in thousands)
Within one year	$63,347	63,292
After one year but within five years	159,011	159,186
	$222,358	222,478

Commercial paper, corporate bonds, U.S. Treasury bills, mortgage-backed securities and term loans accounted for as trading and held as of March 31, 2020 mature as follows:

Fair value
(in thousands)
Within one year	$35,102
After one year but within five years	70,350
After five years but within 10 years	24,691
$130,143

The following is a summary of the gross unrealized gains (losses) related to securities classified as available for sale at March 31, 2020:

	Amortized	Unrealized	Unrealized
	cost	gains	losses	Fair value
	(in thousands)
Available for sale securities:
Corporate bonds	$222,358	1,505	(1,385)	222,478

The following is a summary of the gross unrealized gains (losses) related to securities classified as available for sale at December 31, 2019:

	Amortized	Unrealized	Unrealized
	cost	gains	losses	Fair value
	(in thousands)
Available for sale securities:
Commercial paper	$1,976	1	—	1,977
Corporate bonds	250,982	3,314	(5)	254,291
	$252,958	3,315	(5)	256,268

A summary of available for sale investment securities with fair values below carrying values at March 31, 2020 is as follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
(in thousands)
Corporate bonds	$93,046	(1,385)	—	—	93,046	(1,385)

A summary of available for sale investment securities with fair values below carrying values at December 31, 2019 is as follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
(in thousands)
Corporate bonds	$4,538	—	8,056	(5)	12,594	(5)

The Company’s investment portfolio included 24 available for sale securities in an unrealized loss position at March 31, 2020.

The Company evaluated available for sale securities in an unrealized loss position at March 31, 2020, including reviewing credit ratings, assessing the extent of losses, and considering the impact of market conditions for each individual security. The Company concluded no allowance for credit losses was necessary as it expects to recover the entire amortized cost basis of each security. The unrealized losses in the Company’s investment portfolio were primarily caused by changes in interest rates. At this time, the Company does not intend to sell, and does not believe it will be required to sell these securities before recovery of their amortized cost.

For equity securities held at the end of the period, net unrealized losses of $35.9 million and net unrealized gains of $13.1 million were recognized for the three months ended March 31, 2020 and March 31, 2019, respectively.

Sponsored Funds

The Company has classified its equity investments in the Funds as equity method investments (when the Company owns between 20% and 50% of the fund) or equity securities measured at fair value through net income (when the Company owns less than 20% of the fund).  These entities do not meet the criteria of a variable interest entity (“VIE”) and are considered to be voting interest entities (“VOE”). The Company has determined the Funds are VOEs because the structure of the investment products is such that the voting rights held by the equity holders provide for equality among equity investors.

Sponsored Privately Offered Funds

The Company holds an interest in a privately offered fund structured in the form of a limited liability company.  The members of this entity have the substantive ability to remove the Company as managing member or dissolve the entity upon a simple majority vote.  This entity does not meet the criteria of a VIE and is considered to be a VOE.

Consolidated Sponsored Funds

The following table details the balances related to consolidated sponsored funds at March 31, 2020 and December 31, 2019, as well as the Company’s net interest in these funds:

	March 31,	December 31,
	2020	2019
	(in thousands)
Cash	$765	1,530
Investments	42,241	43,567
Other assets	1,107	483
Other liabilities	(793)	—
Redeemable noncontrolling interests	(19,070)	(19,205)
Net interest in consolidated sponsored funds	$24,250	26,375

During the three months ended March 31, 2020, we consolidated one Ivy Fund in which we provided initial seed capital at the time of the fund’s formation. When we no longer have a controlling financial interest in a sponsored fund, it is deconsolidated from our consolidated financial statements.

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

The following tables summarize our investment securities as of March 31, 2020 and December 31, 2019 that are recognized in our consolidated balance sheets using fair value measurements based on the differing levels of inputs.

March 31, 2020	Level 1	Level 2	Level 3	Other Assets Held at Net Asset Value	Total
	(in thousands)
Cash equivalents: (1)
Money market funds	$7,759	—	—	—	7,759
Commercial paper	—	19,159	—	—	19,159
Total cash equivalents	$7,759	19,159	—	—	26,918
Available for sale securities:
Corporate bonds	$—	222,478	—	—	222,478
Trading debt securities:
Commercial paper	—	9,573	—	—	9,573
Corporate bonds	—	77,325	—		77,325
U.S. Treasury bills	—	6,022	—	—	6,022
Mortgage-backed securities	—	3	—	—	3
Term loans	—	29,090	8,130	—	37,220
Consolidated sponsored funds	—	42,241	—	—	42,241
Equity securities:
Common stock	30,528	—	—	—	30,528
Sponsored funds	148,683	—	—	—	148,683
Sponsored privately offered funds measured at net asset value (2)	—	—	—	668	668
Equity method securities: (3)
Sponsored funds	31,039	—	—	—	31,039
Total investment securities	$210,250	386,732	8,130	668	605,780

December 31, 2019	Level 1	Level 2	Level 3	Other Assets Held at Net Asset Value	Total
	(in thousands)
Cash equivalents: (1)
Money market funds	$4,203	—	—	—	4,203
Commercial paper	—	38,143	—	—	38,143
Total cash equivalents	$4,203	38,143	—	—	42,346
Available for sale securities:
Commercial paper	$—	1,977	—	—	1,977
Corporate bonds	—	254,291	—	—	254,291
Trading debt securities:
Commercial paper	—	1,977	—	—	1,977
Corporate bonds	—	84,920	—		84,920
U.S. Treasury bills	—	5,979	—	—	5,979
Mortgage-backed securities	—	4	—	—	4
Term Loans	—	40,368	3,900	—	44,268
Consolidated sponsored funds	—	43,567	—	—	43,567
Equity securities:
Common stock	34,942	—	3	—	34,945
Sponsored funds	178,386	—	—	—	178,386
Sponsored privately offered funds measured at net asset value (2)	—	—	—	845	845
Equity method securities: (3)
Sponsored funds	37,187	—	—	—	37,187
Total investment securities	$250,515	433,083	3,903	845	688,346

(1)	Cash equivalents include highly liquid investments with original maturities of 90 days or less. Cash investments in actively traded money market funds are measured at net asset value and are classified as Level 1. Cash investments in commercial paper are measured at cost, which approximates fair value because of the short time between purchase of the instrument and its expected realization and are classified as Level 2.

(2)	Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

(3)	The Company’s equity method investments are investment companies that record their underlying investments at fair value.

The following table summarizes the activity of investments categorized as Level 3 for the three months ended March 31, 2020:

For the three months ended
March 31, 2020
(in thousands)
Level 3 assets at December 31, 2019	$3,903
Additions	6,020
Transfers in to level 3	7,371
Transfers out of level 3	(5,630)
Losses in Investment and other income	(932)
Redemptions/Paydowns	(2,602)
Level 3 assets at March 31, 2020	$8,130

Change in unrealized losses for Level 3 assets held at March 31, 2020	$(158)

5.	Derivative Financial Instruments

The Company has in place an economic hedge program that uses total return swap contracts to hedge market risk related to its investments in certain sponsored funds.  Certain of the consolidated sponsored funds may utilize derivative financial instruments within their portfolios in pursuit of their stated investment objectives.  We do not hedge for speculative purposes.

The Company was party to 17 total return swap contracts with a combined notional value of $223.2 million and 14 total return swap contracts with a combined notional value of $228.2 million as of March 31, 2020 and December 31, 2019, respectively. These derivative financial instruments are not designated as hedges for accounting purposes.  Changes in fair value of the total return swap contracts are recognized in Investment and other (loss) income in the Company’s consolidated statements of income.

The counterparties of the total return swap contracts posted $20.4 million in cash collateral with the Company as of March 31, 2020, which is included in accounts payable in the Company’s consolidated balance sheet.  The Company posted $3.7 million in cash collateral with the counterparties of the total return swap contracts as of December 31, 2019, which is included in customers and other receivables in the Company’s consolidated balance sheet. The Company does not record its fair value in derivative transactions against the posted collateral.

The following table presents the fair value of the derivative financial instruments as of March 31, 2020 and December 31, 2019 and is calculated based on Level 2 inputs:

		March 31,	December 31,
	Balance sheet	2020	2019
	location	Fair value	Fair value
		(in thousands)
Total return swap contracts	Prepaid expenses and other current assets	$20,240	—
Total return swap contracts	Other current liabilities	—	3,990
Net total return swap asset (liability)		$20,240	(3,990)

The following is a summary of net gains (losses) recognized in income for the three months ended March 31, 2020 and March 31, 2019:

		Three months ended
	Income statement	March 31,
	location	2020	2019
		(in thousands)
Total return swap contracts	Investment and other (loss) income	$42,069	(20,622)

6.	Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of purchase price over the tangible assets and identifiable intangible assets of an acquired business.  Our goodwill is not deductible for tax purposes.  The Company performs an annual goodwill impairment assessment during the second quarter of each year.  Given the impacts of COVID-19, the Company also performed an interim goodwill impairment assessment in accordance with ASU 2017-04.  Goodwill and identifiable intangible assets (all considered indefinite lived) at March 31, 2020 and December 31, 2019 are as follows:

	March 31,	December 31,
	2020	2019
	(in thousands)
Goodwill	$106,970	106,970

Mutual fund management advisory contracts	38,699	38,699
Other	200	200
Total identifiable intangible assets	38,899	38,899

Total	$145,869	145,869

7.	Indebtedness

Debt is reported at its carrying amount in the consolidated balance sheets.  The fair value, calculated based on Level 2 inputs, of the Company’s senior unsecured notes maturing January 13, 2021 was $96.8 million at March 31, 2020 compared to the carrying value net of debt issuance costs of $94.9 million, which is listed under short-term notes payable in the consolidated balance sheet.

8.	Income Tax Uncertainties

In the accompanying consolidated balance sheets, unrecognized tax benefits that are not expected to be settled within the next 12 months are included in other liabilities; unrecognized tax benefits that are expected to be settled within the next 12 months are included in other current liabilities; unrecognized tax benefits that reduce a net operating loss, similar tax loss, or tax credit carryforward are presented as a reduction to non-current deferred income taxes. As of March 31, 2020 and December 31, 2019, the Company’s consolidated balance sheets included unrecognized tax benefits, including penalties and interest, of $2.0 million ($1.8 million net of federal benefit) and $2.0 million ($1.7 million net of federal benefit), respectively, that if recognized, would impact the Company’s effective tax rate.

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

9.	Pension Plan and Postretirement Benefits Other Than Pension

Benefits payable under our noncontributory retirement plan that covers substantially all employees and certain vested employees of our former parent company (the “Pension Plan”) were based on employees’ years of service and compensation during the final 10 years of employment. On July 26, 2017, the Compensation Committee of the Company’s Board of Directors (“Compensation Committee”) approved an amendment to freeze the Pension Plan, effective September 30, 2017.  After September 30, 2017, participants in the Pension Plan ceased accruing additional benefits for future service or compensation. Participants retain benefits accumulated as of September 30, 2017 in accordance with the terms of the Pension Plan. The Compensation Committee approved the termination of the Pension Plan, effective June 1, 2019, and the Company intends to terminate the Pension Plan in a standard termination, as defined by the Pension Benefit Guaranty Corporation.  The Company is currently performing the administrative actions required to carry out the termination, with an expected completion date in 2020.

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

The components of net periodic pension costs and other postretirement costs related to these plans are reflected in the table below. Net periodic pension costs are recorded in investment and other (loss) income on the Company’s consolidated statements of income.

			Other
	Pension Benefits		Postretirement Benefits
	Three months ended March 31,		Three months ended March 31,
	2020	2019	2020	2019
	(in thousands)
Components of net periodic benefit cost:
Interest cost	$1,316	1,528	$4	8
Expected return on plan assets	(1,122)	(1,590)	—	—
Actuarial gain amortization	—	—	(67)	(124)
Prior service credit amortization	—	—	—	—
Total	$194	(62)	$(63)	(116)

10.	Stockholders’ Equity

Earnings per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended
	March 31,
	2020	2019

Net income attributable to Waddell & Reed Financial, Inc.	$21,986	32,053

Weighted average shares outstanding, basic and diluted	67,675	76,299

Earnings per share, basic and diluted	$0.32	0.42

Dividends

During the quarter, the Board of Directors declared a quarterly dividend on our Class A common stock in the amount of $0.25 per share with a May 1, 2020 payment date and an April 10, 2020 record date. The total dividend paid on May 1, 2020 was $16.5 million.

Common Stock Repurchases

The Board of Directors has authorized the repurchase of our Class A common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including issuing shares to employees in our stock-based compensation programs.

There were 3,807,438 shares and 2,226,325 shares repurchased in the open market or privately during the three months ended March 31, 2020 and 2019, respectively, which includes 231,393 shares and 149,073 shares, respectively, repurchased from employees who tendered shares to cover income tax withholdings with respect to vesting of stock awards during these two reporting periods.

Accumulated Other Comprehensive Income (Loss)

The following tables summarize accumulated other comprehensive income (loss) activity for the three months ended March 31, 2020 and March 31, 2019.

	For the three months ended March 31,
			Total
	Unrealized	Postretirement	accumulated
	gains (losses) on	benefits	other
	AFS investment	unrealized	comprehensive
	securities	gains (losses)	income (loss)
	(in thousands)
Balance at December 31, 2019	$2,521	713	3,234
Other comprehensive loss before reclassification	(2,228)	—	(2,228)
Amount reclassified from accumulated other comprehensive income (loss)	(202)	(49)	(251)
Net current period other comprehensive loss	(2,430)	(49)	(2,479)
Balance at March 31, 2020	$91	664	755

Balance at December 31, 2018	$(797)	1,128	331
Other comprehensive income before reclassification	1,753	—	1,753
Amount reclassified from accumulated other comprehensive income (loss)	(95)	(94)	(189)
Net current period other comprehensive income (loss)	1,658	(94)	1,564
Balance at March 31, 2019	$861	1,034	1,895

Reclassifications from accumulated other comprehensive income (loss) and included in net income are summarized in the tables that follow.

		Tax
For the three months ended March 31, 2020	Pre-tax	expense	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Gains on available for sale debt securities	$266	(64)	202	Investment and other (loss) income
Amortization of postretirement benefits	67	(18)	49	Compensation and benefits
Total	$333	(82)	251

		Tax
For the three months ended March 31, 2019	Pre-tax	expense	Net of tax	Statement of income line item
	(in thousands)
Reclassifications included in net income:
Gains on available for sale debt securities	$125	(30)	95	Investment and other (loss) income
Amortization of postretirement benefits	124	(30)	94	Compensation and benefits
Total	$249	(60)	189

11.	Leases

The Company has operating and finance leases for corporate office space and equipment.  Our leases have remaining lease terms of less than one year to six years, some of which include options to extend leases for up to 20 years, and some of which include options to terminate the leases within one year.  Certain leases include variable lease payments in future periods based on a market index or rate.  We determine if an arrangement is a lease at inception (or the effective date of ASU 2016-02, Leases). Operating lease assets and liabilities are included in other non-current assets, other current liabilities, and other non-current liabilities in our consolidated balance sheets.  Finance leases are included in property and equipment, net, other current liabilities, and other non-current liabilities in our consolidated balance sheets.

Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease.  ROU assets and liabilities are recognized at the commencement date (or the effective date of ASU 2016-02, Leases) based on the present value of lease payments over the lease term. The Company uses an incremental borrowing rate based on the information available at the commencement date (or the effective date of ASU 2016-02, Leases) in determining the present value of lease payments. The ROU assets also include any lease payments made and exclude lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, which we have elected not to separate.

During January 2020, we signed a fifteen-year lease, which we expect to commence during 2022, relating to the development of a new 260,000 square foot innovative, distinctive and sustainably-designed corporate headquarters building in the heart of downtown Kansas City, Missouri.  The lease will be recognized in the Company’s consolidated financial statements during the period that includes the lease’s commencement date.

The components of lease expense were as follows:

	Three months ended March 31,
	2020	2019
	(in thousands)
Operating Lease Cost	$3,233	$5,318

Finance Lease Cost:
Amortization of ROU assets	$55	$83
Interest on lease liabilities	9	8
Total	$64	$91

Supplemental cash flow information related to leases was as follows:

	Three months ended March 31,
	2020	2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,143	$5,238
Operating cash flows from finance leases	9	8
Financing cash flows from finance leases	58	80

ROU assets obtained in exchange for lease obligations:
Operating leases	7	—
Finance leases	—	40

Supplemental balance sheet information related to leases was as follows:

	March 31, 2020	December 31, 2019
	(in thousands, except lease term and discount rate)
Operating Leases:
Operating lease ROU assets (Other non-current assets)	$20,478	$23,457

Other current liabilities	$9,561	$10,479
Other non-current liabilities	12,726	14,694
Total operating lease liabilities	$22,287	$25,173

Finance Leases:
Property and equipment, gross	$861	$985
Accumulated depreciation	(676)	(737)
Property and equipment, net	$185	$248

Other current liabilities	$152	$203
Other non-current liabilities	36	55
Total finance lease liabilities	$188	$258

Weighted average remaining lease term:
Operating leases	4 years	4 years
Finance leases	1 year	1 year

Weighted average discount rate:
Operating leases	4.28%	4.32%
Finance leases	6.00%	6.00%

Maturities of lease liabilities are as follows:

	Operating	Finance
	Leases	Leases
	(in thousands)
Year ended December 31,
2020 (excluding the three months ended March 31, 2020)	$8,189	140
2021	6,696	43
2022	2,465	6
2023	2,122	—
2024	2,090	—
Thereafter	2,613	—
Total lease payments	24,175	189
Less imputed interest	(1,888)	(1)
Total	$22,287	188

12.	Contingencies

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the current views and assumptions of management with respect to future events regarding our business and industry in general.  These forward-looking statements include all statements, other than statements of historical fact, regarding our financial position, business strategy and other plans and objectives for future operations, including statements with respect to revenues and earnings, the amount and composition of AUM and AUA, distribution sources, expense levels, redemption rates, stock repurchases and the financial markets and other conditions.  These statements are generally identified by the use of such words as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “forecast,” “estimate,” “expect,” “intend,” “plan,” “project,” “outlook,” “will,” “potential” and similar statements of a future or forward-looking nature.  Readers are cautioned that any forward-looking information provided by us or on our behalf is not a guarantee of future performance.  Actual results may differ materially from those contained in these forward-looking statements as a result of various factors, including but not limited to the impact of the COVID-19 pandemic and related economic conditions, as well as the factors discussed below.  If one or more events related to these or other risks, contingencies or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from those forecasted or expected.  Certain important factors that could cause actual results to differ materially from our expectations are disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019, which include, without limitation:

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

The foregoing factors should not be construed as exhaustive and should be read together with other cautionary statements included in this and other reports and filings we make with the Securities and Exchange Commission (the “SEC”), including the information in Item 1 “Business” and Item 1A “Risk Factors” of Part I and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II to our Annual Report on Form 10-K for the year ended December 31, 2019 and as updated in our quarterly reports on Form 10-Q for the year ending December 31, 2020.  All forward-looking statements speak only as of the date on which they are made and we undertake no duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law.

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

In our wealth management channel, we had 922 Advisors and 394 licensed advisor associates as of March 31, 2020, for a total of 1,316 licensed individuals associated with W&R who operate out of offices located throughout the United States and provide financial advice for retirement, education funding, estate planning and other financial needs for clients.

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

Operating Results

●	Net income attributable to Waddell & Reed Financial, Inc. for the first quarter of 2020 was $22.0 million, or $0.32 per diluted share, compared to $32.1 million, or $0.42 per diluted share, during the first quarter of 2019.

●	Revenues of $263.7 million during the first quarter of 2020 increased 2% compared to the first quarter of 2019. Operating expenses of $224.3 million during the first quarter of 2020 increased slightly compared to the same quarter in 2019. The operating margin was 14.9% during the first quarter of 2020, compared to 13.7% during the first quarter of 2019.

●	AUM ended the quarter at $56.0 billion, a decrease of 22% compared to the first quarter of 2019 due to market volatility and continued outflows. Redemptions increased 12% compared to the first quarter of 2019.

●	Wealth management AUA ended the quarter at $51.8 billion, an 8% decrease compared to the same quarter in 2019 primarily due to market volatility.

●	During the first quarter of 2020, we returned $71.1 million of capital to stockholders through dividends and share repurchases, compared to $58.5 million in the same period in 2019. We repurchased 3.8 million shares during the first quarter of 2020.

●	Our balance sheet remains solid and we ended the first quarter of 2020 with cash and investments of $766.1 million, excluding restricted cash.

●	In the Wealth Management channel, we added 10 experienced Advisors from a variety of different firms during the quarter. We also completed a pilot launch of the new integrated data repository, WaddellONE Source, allowing seamless access to data and reports across the business. The integrated data repository will be introduced to the full network of Advisors beginning in the second quarter of 2020.

Impact of COVID-19

The market volatility in March 2020, as a result of the reaction to COVID-19 and its impact on the global economy resulted in significant depreciation in the stock markets.  This market depreciation was reflected in our measures of AUM and AUA for the quarter ended March 31, 2020.  Since AUM and AUA are our primary revenue drivers, revenue began decreasing as the quarter progressed.  AUM as of March 31, 2020 was 15% less than the corresponding average asset level for the quarter.  AUA decreased 14% during the quarter from $60.1 billion at December 31, 2019 to $51.8 billion at March 31, 2020.  Since average assets or beginning of the month assets is the measure by which revenues are calculated, the full revenue impact of the decrease in market value for the period was not realized in the first quarter of 2020.  As such, we may experience additional decreases in revenue in future quarters if asset levels do not increase.

Some of our expenses, particularly certain distribution expenses, are directly correlated with revenue, and we expect to see decreases in these expenses in future periods in line with the revenue decreases.  In regard to controllable expenses, defined as Compensation and benefits, General and administrative, Technology, Occupancy and Marketing and advertising, the Company has been modeling various management actions and the related financial scenarios for the remainder of the year, including identifying variable costs and any discretionary expenses for savings opportunities, evaluating all ongoing projects for strategic alignment as well as full effectiveness of teams, consultants and contractors and evaluating our open positions.  The Company will continue to prudently manage expenses, but is continuing to take a long-term view of our execution of our strategic plan and financial position.  As we evaluate asset levels for the balance of 2020, we will respond with actions as necessary while maintaining our long-term focus and doing the right thing for our stakeholders.

We transitioned most of our workforce and Advisors to a work from home environment early in March 2020.  By late March, 98% of our employees were working remotely, with negligible downtime.  Our steady and proactive response has allowed our asset management and wealth management businesses to maintain full continuity of service and the access that our clients need and expect.  The transition of employees to a work from home environment did not result in any material incremental expenses during the first quarter of 2020, and we do not expect to incur any material expenses in future periods.  For additional discussion regarding steps we have taken to facilitate safety, security and full continuity of service, please see Part I – Item 1 – “Financial Statements (unaudited), Note 1 – Description of Business and Accounting Policies”, of this Quarterly Report on Form 10-Q.

We continue to maintain a strong balance sheet without any significant leverage and ended the quarter with $766.1 million in cash and investments. Our exceptionally strong balance sheet allows us to continue to execute our long-term growth strategies while retaining our focus on controlling expenses.

For additional discussion regarding the risks that can impact our business, results of operations and financial condition due to COVID-19 and the related economic conditions, please see Part II – Item 1A – “Risk Factors”.

Assets Under Management

During the first quarter of 2020, AUM decreased 20% to $56.0 billion from $70.0 billion at December 31, 2019 due to net outflows of $2.3 billion and market depreciation of $11.7 billion. Sales of $2.5 billion during the current quarter increased 1% compared to the first quarter of 2019.  Redemptions increased 12% compared to the first quarter of 2019.

Change in Assets Under Management (1)

	Three months ended March 31, 2020
			Wealth
	Unaffiliated(2)	Institutional	Management	Total
	(in millions)
Beginning Assets	$26,264	3,096	40,598	69,958

Sales (3)	1,581	43	895	2,519
Redemptions	(3,019)	(179)	(1,588)	(4,786)
Net Exchanges	326	—	(326)	—
Net Flows	(1,112)	(136)	(1,019)	(2,267)

Market Action	(4,908)	(533)	(6,240)	(11,681)
Ending Assets	$20,244	2,427	33,339	56,010

	Three months ended March 31, 2019
			Wealth
	Unaffiliated(2)	Institutional	Management	Total
	(in millions)
Beginning Assets	$24,977	3,655	37,177	65,809

Sales (3)	1,593	141	754	2,488
Redemptions	(2,306)	(357)	(1,626)	(4,289)
Net Exchanges	276	—	(276)	—
Net Flows	(437)	(216)	(1,148)	(1,801)

Market Action	2,966	614	4,066	7,646
Ending Assets	$27,506	4,053	40,095	71,654

(1)	Includes all activity of the Funds and institutional and separate accounts, including money market funds and transactions at net asset value, accounts for which we receive no commissions.

(2)	Unaffiliated includes National channel (home office and wholesale), Defined Contribution Investment Only, Registered Investment Advisor and Variable Annuity.

(3)	Sales consists of gross sales and includes net reinvested dividends, capital gains and investment income.

Average Assets Under Management

Average AUM, which are generally more indicative of trends in revenue from investment management services than the change in ending AUM, are presented below.

	Three months ended March 31, 2020
			Wealth
	Unaffiliated	Institutional	Management	Total
	(in millions)
Asset Class:
Equity	$19,181	2,897	28,612	$50,690
Fixed Income	4,874	—	8,894	13,768
Money Market	98	—	1,568	1,666
Total	$24,153	2,897	39,074	$66,124

	Three months ended March 31, 2019
			Wealth
	Unaffiliated	Institutional	Management	Total
	(in millions)
Asset Class:
Equity	$21,143	3,948	28,798	$53,889
Fixed Income	5,176	20	9,285	14,481
Money Market	106	—	1,634	1,740
Total	$26,425	3,968	39,717	$70,110

Performance

We have seen improvements in trailing one-, three- and five-year performance as measured by the percentage of funds ranked in the top half of their respective Morningstar universes. As measured by percentage of assets, one-year performance improved while three- and five-year performance declined slightly.

The following table is a summary of Morningstar rankings and ratings as of March 31, 2020:

MorningStar Fund Rankings [1]	1 Year	3 Years	5 Years
Funds ranked in top half	52%	50%	37%
Assets ranked in top half	63%	60%	37%

MorningStar Ratings [1]	Overall	3 Years	5 Years
Funds with 4/5 stars	31%	25%	29%
Assets with 4/5 stars	43%	33%	40%

(1) Based on class I share, which reflects the largest concentration of sales and assets.

Assets Under Administration

AUA includes both client assets invested in the Funds and in other companies’ products that are distributed through W&R and held in brokerage accounts or within our fee-based asset allocation programs.  AUA as of March 31, 2020 decreased 8% as compared to March 31, 2019 primarily due to market depreciation and ongoing migration away from brokerage, partially offset by growth in net new advisory assets.  We continue to see increased average productivity per advisor due to our efforts to transform W&R into a fully competitive and profitable aspect of our business model, with a focus on higher producing Advisors.

	March 31, 2020	March 31, 2019
	(in millions)
AUA
Advisory assets	$23,192	23,671
Non-advisory assets	28,644	32,418
Total assets under administration	$51,836	56,089

	Three months ended	Three months ended
	March 31, 2020	March 31, 2019
	(in millions, except percentage data)
Net new advisory assets (1)	$356	220
Net new non-advisory assets (1), (2)	(697)	(820)
Total net new assets (1), (2)	$(341)	(600)

Annualized advisory AUA growth (3)	5.3%	4.2%
Annualized AUA growth (3)	(2.3)%	(4.7)%

Advisors and advisor associates	1,316	1,367
Average trailing 12-month production per Advisor (4) (in thousands)	$462	400

(1)	Net new assets are calculated as total client deposits and net transfers less client withdrawals.

(2)	Excludes activity related to products held outside of our wealth management platform. These assets represent less than 10% of total AUA.

(3)	Annualized growth is calculated as annualized total net new assets divided by beginning AUA.

(4)	Production per Advisor is calculated as trailing 12-month Total Underwriting and distribution fees less “other” underwriting and distribution fees divided by the average number of Advisors. “Other” underwriting and distribution fees predominantly include fees paid by Advisors for programs and services.

Results of Operations — Three Months Ended March 31, 2020 as Compared with Three Months Ended March 31, 2019

Total Revenues

Total revenues increased 2% to $263.7 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.  An increase in underwriting and distribution fees was partially offset by decreases in investment management fees and shareholder service fees.  The increase in underwriting and distribution fees was primarily due to increases in fee-based asset allocation product revenue resulting from higher asset levels during the quarter prior to market declines. The decrease in investment management fees was primarily due to lower average AUM.  The decrease in shareholder service fees was primarily due to a reduction in reimbursements related to the outsourcing of our transfer agency transactional processing operations.

	Three months ended
	March 31,
	2020	2019	Variance
	(in thousands, except percentage data)
Investment management fees	$105,219	109,762	(4)%
Underwriting and distribution fees	136,943	126,245	8%
Shareholder service fees	21,571	23,403	(8)%
Total revenues	$263,733	259,410	2%

Investment Management Fee Revenues

Investment management fee revenues for the first quarter of 2020 decreased $4.5 million, or 4%, from the first quarter of 2019.  The decrease was due to lower average AUM, partially offset by one additional day in the quarter and an increase in the management fee rate due to a reduction in fee waivers compared to the first quarter of 2019.

The following table summarizes investment management fee revenues, related average AUM, fee waivers and investment management fee rates for the three months ended March 31, 2020 and 2019.

	Three months ended March 31,
	2020	2019	Variance
	(in thousands, except for management fee rate and average assets)
Investment management fees (net)	$102,293	105,745	(3)%
Average assets (in millions)	$63,227	66,142	(4)%
Management fee rate (net)	0.6507%	0.6484%
Total fee waivers	$6,479	6,706	(3)%
Institutional investment management fees (net)	$2,926	4,017	(27)%
Institutional average assets (in millions)	$2,897	3,968	(27)%
Institutional management fee rate (net)	0.4063%	0.4105%

Revenues from investment management services provided to our retail mutual funds, which are distributed through the unaffiliated and wealth management channels, decreased 3% in the first quarter of 2020 compared to the same period in 2019.  This decrease was due to a decrease in average AUM and was partially offset by one more day in the quarter and a higher effective management fee rate due to a reduction in fee waivers and a shift in product mix.  Institutional account revenues in the first quarter of 2020 decreased $1.1 million compared to the first quarter of 2019.  The decrease was due to a decrease in average AUM.  Effective April 1, 2020, new fee waivers were added on our large cap growth and core bond products, which will reduce future investment management fees.

	Annualized long-term redemption rates
	(excludes money market redemptions)
	Three months ended
	March 31,
	2020	2019
Unaffiliated channel	50.9%	35.8%
Institutional channel	24.9%	36.6%
Wealth Management channel	14.6%	14.5%
Total	28.5%	23.9%

The long-term redemption rate for the three months ended March 31, 2020 increased in the unaffiliated channel as compared to the three months ended March 31, 2019.  Increased market volatility during the quarter led to continued redemptions, particularly in our International Core Equity fund. The long-term redemption rate decreased in the institutional channel, primarily due to elevated client redemptions from our Core Equity and Large Cap Growth strategies during the first quarter of 2019.  In the wealth management channel, the long-term redemption rate was relatively constant for the comparative periods.  Prolonged redemptions in any of our distribution channels could negatively affect revenues in future periods.

The current year-to-date industry average redemption rate, based on data provided by the Investment Company Institute, was 24.5%, versus our rate of 28.5%.

Underwriting and Distribution Fee Revenues

The following tables summarize the significant components of underwriting and distribution fee revenues by distribution channel:

	For the three months ended March 31, 2020
		Wealth
	Unaffiliated	Management	Total
	(in thousands)
Underwriting and distribution fee revenues
Fee-based asset allocation product revenues	$—	77,118	77,118
Rule 12b-1 service and distribution fees	15,276	14,589	29,865
Sales commissions on front-end load mutual fund and variable annuity products	451	11,958	12,409
Sales commissions on other products	—	8,699	8,699
Other revenues	135	8,717	8,852
Total	$15,862	121,081	136,943

	For the three months ended March 31, 2019
		Wealth
	Unaffiliated	Management	Total
	(in thousands)
Underwriting and distribution fee revenues
Fee-based asset allocation product revenues	$—	65,230	65,230
Rule 12b-1 service and distribution fees	16,465	15,405	31,870
Sales commissions on front-end load mutual fund and variable annuity products	443	12,015	12,458
Sales commissions on other products	—	7,606	7,606
Other revenues	92	8,989	9,081
Total	$17,000	109,245	126,245

Underwriting and distribution revenues earned in the first quarter of 2020 increased by $10.7 million, or 8%, compared to the first quarter of 2019.  The increase was primarily due to increases in fee-based asset allocation product revenues and sales commissions, partially offset by a decrease in Rule 12b-1 asset-based service and distribution fees.  Fee-based asset allocation product revenues increased due to an increase in average beginning of month fee-based asset allocation assets on which these fees are based. Additionally, sales commissions increased primarily due to an increase in insurance and general securities commissionable sales.  Rule 12b-1 asset-based service and distribution fees decreased across both channels due to a decrease in average mutual fund AUM for which we earn Rule 12b-1 revenues.

Shareholder Service Fee Revenue

During the first quarter of 2020, shareholder service fee revenue decreased $1.8 million, or 8%, compared to the first quarter of 2019.  The decrease was primarily due to a reduction in reimbursements related to the outsourcing of our transfer agency transactional processing operations and a decrease in the number of accounts and assets on which these fees are based.

Total Operating Expenses

Operating expenses for the first quarter of 2020 increased $0.5 million compared to the first quarter of 2019.  The increase was primarily due to increases in distribution and general and administrative expenses, offset by decreases in compensation and benefits, technology, occupancy and depreciation expenses.

	Three months ended
	March 31,
	2020	2019	Variance
	(in thousands)
Distribution	$120,033	109,794	9%
Compensation and benefits	58,425	64,843	(10)%
General and administrative	18,598	14,704	26%
Technology	13,502	16,308	(17)%
Occupancy	4,709	6,715	(30)%
Marketing and advertising	1,896	1,964	(3)%
Depreciation	3,513	6,001	(41)%
Subadvisory fees	3,666	3,557	3%
Total operating expenses	$224,342	223,886	—

Distribution expenses for the first quarter of 2020 increased by $10.2 million, or 9%, compared to the first quarter of 2019.  The increase in expense was primarily due to increases in underwriting and distribution fees revenue and an increase in the average payout rate to Advisors.

Compensation and benefits during the first quarter of 2020 decreased $6.4 million, or 10%, compared to the same period of 2019, primarily due to lower share-based compensation from a shift in grant dates and mark-to-market adjustments of cash-settled restricted stock unit awards, lower incentive compensation costs and lower headcount.

General and administrative expenses for the first quarter of 2020 increased $3.9 million, or 26%, compared to the first quarter of 2019.  The increase was primarily due to the shift of our transfer agency transactional processing operations outsourcing costs from technology expenses to general and administrative expenses, partially offset by lower travel and meetings costs due to a transition to virtual meetings.

Technology expense for the first quarter of 2020 decreased $2.8 million, or 17%, compared to the same period of 2019. The decrease was primarily due to costs related to the transfer agency transactional processing operations outsourcing shifting to general and administrative expenses, partially offset by increased consulting and software costs for new technologies.

Occupancy expense for the first quarter of 2020 decreased $2.0 million, or 30%, compared to the first quarter of 2019 due to the planned transition of field offices from corporate-leased space to Advisor personal branch offices.

Depreciation expense for the first quarter of 2020 decreased $2.5 million, or 41%, compared to the first quarter of 2019.  The decrease was primarily due to fully depreciated capitalized development assets.

Investment and Other (Loss) Income

Investment and other (loss) income for the three months ended March 31, 2020 decreased $17.2 million, compared to the same period in 2019 primarily due to unrealized losses, net of hedging activity, on the seed and corporate investment portfolios in the current period compared to unrealized gains, net of hedging activity, in the prior year comparative period.

Taxes

The following table reconciles the statutory federal income tax rate with our effective income tax rate from continuing operations for the three months ended March 31, 2020 and 2019:

	Three months ended
	March 31,
	2020	2019
Statutory federal income tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	4.5	2.8
Permanent differences	4.0	0.6
Share-based compensation	1.4	0.4
Losses (income) attributable to redeemable noncontrolling interests	1.1	(0.3)
Other items	—	0.1
Effective income tax rate	32.0%	24.6%

Our effective income tax rate was 32.0% for the three months ended March 31, 2020, as compared to 24.6% for the same period in 2019, an increase of 7.4%.  Due to the impact that we expect the COVID-19 pandemic will have on our business throughout 2020, we are forecasting a decline in estimated pre-tax income for the remainder of 2020 as compared to more favorable year-to-date results through March 31, 2020, which is increasing the proportional tax impact of state income taxes and permanent differences on our rate.

The Company expects continued future volatility in its effective tax rate as the tax effects of share-based compensation will be impacted by market fluctuations in our stock price. During the second quarter of 2020, we estimate that vestings of restricted stock awards will create a tax shortfall of $1.5 million.  The future effective tax rate could also experience volatility from federal and state tax incentives, unanticipated federal and state tax legislative changes, and unanticipated fluctuations in earnings.

Liquidity and Capital Resources

Management believes its available cash, marketable securities and expected cash flow from operations will be sufficient to fund the Company’s short-term operating and capital requirements. Expected short-term uses of cash include dividend payments, repurchases of our Class A common stock, interest on indebtedness and maturities of outstanding debt in January 2021, income tax payments, seed money for new products, ongoing technology enhancements, capital expenditures, and collateral funding for margin accounts established to support derivative positions, and could include strategic acquisitions.

Expected long-term capital requirements include operating leases and purchase obligations. Other possible long-term discretionary uses of cash could include capital expenditures for enhancement of technology infrastructure, strategic acquisitions, payment of dividends, seed money for new products, and repurchases of our Class A common stock.

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

Pay Dividends

We paid quarterly dividends on our Class A common stock that resulted in financing cash outflows of $17.1 million and $19.3 million for the first three months of 2020 and 2019, respectively.

The Board of Directors approved a dividend on our Class A common stock of $0.25 per share with a May 1, 2020 payment date and an April 10, 2020 record date. The total dividend paid on May 1, 2020 was $16.5 million.

Repurchase Our Stock

We repurchased 3,807,438 shares and 2,226,325 shares of our Class A common stock in the open market or privately during the three months ended March 31, 2020 and 2019, respectively, resulting in share repurchases of $53.9 million and $39.1 million, respectively.  We continue to engage in an active share repurchase plan as part of our ongoing capital management plan.

Finance Growth Objectives

We use cash to fund growth in our distribution channels. We continue to invest in our wealth management channel by offering home office resources, wholesaling efforts and enhanced technology tools, including the modernization of our wealth management platforms. Our unaffiliated channel requires cash outlays for wholesaler commissions and commissions to third parties on deferred-load product sales and technology enhancements for asset management and distribution. We also provide seed money for new products to further enhance our product offerings and distribution efforts.  As we continue to advance our investment in improved technology, we expect increased costs in this area in the near term.

Cash Flows

Cash from operations is our primary source of funds. Cash from operations increased $46.8 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.  The increase is primarily due to cash inflows during the first quarter of 2020 as compared to cash outflows during the first quarter of 2019 related to our total return swap and is partially offset by lower net income.

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

Critical Accounting Policies and Estimates

There have been no material changes in the critical accounting policies and estimates disclosed in the “Critical Accounting Policies and Estimates” section of our 2019 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are primarily exposed to market risk associated with unfavorable movements in interest rates and securities prices for both our corporate investments and our AUM and AUA, on which our revenues are based, and credit risk related to collateral on our economic hedge program derivative trading.  The Company has had no material changes in its market risk policies or its market risk sensitive instruments and positions since December 31, 2019 other than the changes to the investment and derivative portfolios disclosed in Note 4 and Note 5 to the unaudited consolidated financial statements and changes to AUM and AUA in Part I – Item 2 – "Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  As further described in Note 5, the Company has an economic hedge program that uses total return swap contracts to hedge market risk related to its investments in sponsored funds.

Item 4.	Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2020, have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.

The Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Part II.	Other Information

Item 1A.	Risk Factors

Except as noted below, there have been no material changes to the Company’s Risk Factors from those previously reported in the Company’s 2019 Form 10-K.

The COVID-19 Pandemic Could Have a Material Adverse Effect on Our Business, Results of Operations or Financial Condition.  The ongoing COVID-19 pandemic has caused significant disruption in global financial markets, including significant declines and volatility in the securities markets.  This has resulted in a decline in our AUM and AUA, which negatively impacts our future revenues, earnings and growth prospects.  In addition, certain of the risk factors set forth in the 2019 Form 10-K could be heightened by the effects of COVID-19 pandemic and related economic conditions resulting in a material adverse effect on our business, results of operations or financial condition, including due to:

●	further declines in the securities markets or our Funds’ performance, which could result in decreased sales and increased redemptions;
●	unprecedented market dislocation and disparate impact on particular businesses and industries;
●	availability of financing capital;
●	disruption of worldwide supply chains;
●	negative impacts to our distribution channels or other financial institutions with which we do business;
●	a work-from-home environment, which could result in reductions in our operating effectiveness or efficiency, increased operational, compliance and cybersecurity risks, the failure of controls and risk management policies to identify and manage risks, or the failure or breach of our operational or security systems or our technology infrastructure;

●	the unavailability of key personnel necessary to conduct our business activities and operational challenges and costs associated with the return of employees from their remote working environments to the workplace;
●	travel and visitation restrictions that limit our ability to engage with management of businesses in which we invest or may invest and with clients and business partners;
●	the ability of Advisors to interact with clients and access their leased office spaces;
●	actions and recommendations of federal, state and local governments in response to the COVID-19 pandemic; or
●	our inability to reduce the level of our expenses to align with decreases in our revenues.

We are unable to accurately predict the ultimate impact of the COVID-19 pandemic due to various uncertainties, including the duration of the outbreak and length of time it will take for the financial markets and economy to recover and for our employees to safely return to the workplace. We closely monitor the impact of the COVID-19 pandemic, continually assessing its potential effects on our business and on the businesses in which we invest. The extent to which our business and financial results are affected by COVID-19 will largely depend on future developments, which cannot be accurately predicted and are uncertain.

For additional discussion regarding the impact on our business, results of operations and financial condition due to COVID-19 and the related economic conditions, please see Part I – Item 2 – "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of COVID-19”.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information about the shares of Class A common stock we repurchased during the first quarter of 2020.

			Total Number of	Maximum Number (or
			Shares	Approximate Dollar
			Purchased as	Value) of Shares That
	Total Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under The
Period	Purchased	per Share	Program (1)	Program (1)
January 1 - January 31	899,487	$16.51	668,600	n/a
February 1 - February 29	940,506	15.62	940,000	n/a
March 1 - March 31	1,967,445	12.36	1,967,445	n/a
Total	3,807,438	$14.15	3,576,045
(1)	In October 2012, our Board of Directors approved a program to repurchase shares of our Class A common stock on the open market. Under the repurchase program, we are authorized to repurchase, in any seven-day period, the greater of (i) 3% of our outstanding Class A common stock or (ii) $50 million of our Class A common stock. We may repurchase our Class A common stock in privately negotiated transactions or through the New York Stock Exchange, other national or regional market systems, electronic communication networks or alternative trading systems. Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased. We continue to engage in an active share repurchase plan.

During the first quarter of 2020, 231,393 shares were purchased in connection with funding employee income tax withholding obligations arising from the vesting of restricted shares.

Item 6.	Exhibits

3.1

Amended and Restated Bylaws of Waddell & Reed Financial, Inc. Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2019 and incorporated herein by reference.

10.1

Waddell & Reed Financial, Inc. Executive Incentive Plan, as amended and restated. Filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2019 and incorporated herein by reference.

10.2

Form of Restricted Stock Award Agreement for awards pursuant to the Waddell & Reed Financial, Inc. Stock Incentive Plan, as amended and restated. Filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2019 and incorporated herein by reference.

10.3

Form of Restricted Stock Award Agreement for awards to Non-Employee Directors pursuant to the Waddell & Reed Financial, Inc. Stock Incentive Plan, as amended and restated. Filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2019 and incorporated herein by reference.

10.4

Waddell & Reed Financial, Inc. Cash Settled RSU Plan. Filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2019 and incorporated herein by reference.

10.5

Form of Restricted Stock Unit Award Agreement for awards pursuant to the Waddell & Reed Financial, Inc. Cash Settled RSU Plan. Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2019 and incorporated herein by reference.

31.1*	Section 302 Certification of Chief Executive Officer

31.2*	Section 302 Certification of Chief Financial Officer

32.1**	Section 906 Certification of Chief Executive Officer

32.2**	Section 906 Certification of Chief Financial Officer

101*

Materials from the Waddell & Reed Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Unaudited Consolidated Financial Statements, tagged in detail.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Filed herewith

**   Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 1st day of May 2020.

WADDELL & REED FINANCIAL, INC.

By:	/s/ Philip J. Sanders
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Benjamin R. Clouse
Senior Vice President and Chief Financial Officer (Principal Financial Officer)
By:	/s/ Michael J. Daley
Vice President, Chief Accounting Officer, Investor Relations and Treasurer (Principal Accounting Officer)