Form 10-Q
period 2020-06-30
WADDELL & REED FINANCIAL INC
filed 2020-07-31
CIK 1052100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Class	Outstanding as of July 24, 2020
Class A common stock, $.01 par value	65,163,673

WADDELL & REED FINANCIAL, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

Quarter Ended June 30, 2020

		Page No.

Part I.	Financial Information

Item 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets at June 30, 2020 and December 31, 2019	3

	Consolidated Statements of Income for the three and six months ended June 30, 2020 and June 30, 2019	4

	Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and June 30, 2019	5

	Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interests for the three and six months ended June 30, 2020 and June 30, 2019	6

	Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and June 30, 2019	7

	Notes to the Unaudited Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	40

Part II.	Other Information

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 6.	Exhibits	42

	Signatures	43

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	June 30,
	2020	December 31,
	(Unaudited)	2019
Assets:
Cash and cash equivalents	$156,710	151,815
Cash and cash equivalents - restricted	44,810	74,325
Investment securities	619,052	688,346
Receivables:
Funds and separate accounts	14,428	15,167
Customers and other	81,971	80,089
Prepaid expenses and other current assets	28,369	31,655
Total current assets	945,340	1,041,397

Property and equipment, net	31,928	34,726
Goodwill and identifiable intangible assets	145,869	145,869
Deferred income taxes	17,454	14,418
Other non-current assets	25,411	29,918
Total assets	$1,166,002	1,266,328

Liabilities:
Accounts payable	$19,909	20,123
Payable to investment companies for securities	37,403	36,883
Payable to third party brokers	14,367	17,123
Payable to customers	65,748	84,558
Short-term notes payable	94,962	—
Accrued compensation	49,076	79,507
Other current liabilities	61,789	71,001
Total current liabilities	343,254	309,195

Long-term debt	—	94,926
Accrued pension and postretirement costs	3,541	3,145
Other non-current liabilities	26,647	30,960
Total liabilities	373,442	438,226

Redeemable noncontrolling interests	25,857	19,205

Stockholders’ equity:
Preferred stock—$1.00 par value: 5,000 shares authorized; none issued	—	—
Class A Common stock—$0.01 par value: 250,000 shares authorized; 99,701 shares issued; 65,174 shares outstanding (68,847 at December 31, 2019)	997	997
Additional paid-in capital	289,439	312,693
Retained earnings	1,255,770	1,241,598
Cost of 34,527 common shares in treasury (30,854 at December 31, 2019)	(783,990)	(749,625)
Accumulated other comprehensive income	4,487	3,234
Total stockholders’ equity	766,703	808,897

Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,166,002	1,266,328

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited, in thousands, except for per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019

Revenues:
Investment management fees	$95,824	112,870	$201,043	222,632
Underwriting and distribution fees	123,633	133,495	260,576	259,740
Shareholder service fees	20,577	23,789	42,148	47,192
Total	240,034	270,154	503,767	529,564

Operating expenses:
Distribution	107,876	116,477	227,909	226,271
Compensation and benefits (including share-based compensation of $12,532, $11,199, $22,515 and $23,892, respectively)	61,863	61,876	120,288	126,719
General and administrative	20,524	16,037	39,122	30,741
Technology	14,237	16,442	27,739	32,750
Occupancy	4,291	6,701	9,000	13,416
Marketing and advertising	1,119	2,399	3,015	4,363
Depreciation	3,209	5,228	6,722	11,229
Subadvisory fees	3,288	3,715	6,954	7,272
Total	216,407	228,875	440,749	452,761

Operating income	23,627	41,279	63,018	76,803
Investment and other income	15,148	9,025	7,403	18,478
Interest expense	(1,539)	(1,552)	(3,088)	(3,100)

Income before provision for income taxes	37,236	48,752	67,333	92,181
Provision for income taxes	9,412	14,190	19,045	24,861
Net income	27,824	34,562	48,288	67,320
Net income attributable to redeemable noncontrolling interests	3,000	614	1,478	1,318
Net income attributable to Waddell & Reed Financial, Inc.	$24,824	33,948	$46,810	66,002

Net income per share attributable to Waddell and Reed Financial, Inc. common shareholders, basic and diluted:	$0.38	0.45	$0.70	0.87

Weighted average shares outstanding, basic and diluted:	65,488	74,694	66,581	75,492

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019

Net income	$27,824	34,562	$48,288	67,320

Other comprehensive income:

Unrealized gain on available for sale investment securities during the period, net of income tax expense of $1,195, $402, $435 and $919, respectively	3,783	1,281	1,353	2,939

Postretirement benefit, net of income tax benefit of $(16), $(28), $(34) and $(58), respectively	(51)	(95)	(100)	(189)

Comprehensive income	31,556	35,748	49,541	70,070
Comprehensive income attributable to redeemable noncontrolling interests	3,000	614	1,478	1,318
Comprehensive income attributable to Waddell & Reed Financial, Inc.	$28,556	35,134	$48,063	68,752

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interests

(Unaudited, in thousands)

	For the three months ended June 30,
						Accumulated		Redeemable
			Additional			Other	Total	Non
	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’	Controlling
	Shares	Amount	Capital	Earnings	Stock	Income	Equity	Interests
Balance at March 31, 2019	99,701	$997	290,872	1,211,566	(636,726)	1,895	868,604	12,936
Net income	—	—	—	33,948	—	—	33,948	614
Net subscription of redeemable noncontrolling interests in sponsored funds	—	—	—	—	—	—	—	1,565
Recognition of equity compensation	—	—	7,941	148	—	—	8,089	—
Net issuance/forfeiture of nonvested shares	—	—	(4,326)	—	4,326	—	—	—
Dividends accrued, $0.25 per share	—	—	—	(18,348)	—	—	(18,348)	—
Repurchase of common stock	—	—	—	—	(36,823)	—	(36,823)	—
Other comprehensive income	—	—	—	—	—	1,186	1,186	—
Balance at June 30, 2019	99,701	$997	294,487	1,227,314	(669,223)	3,081	856,656	15,115

Balance at March 31, 2020	99,701	$997	282,401	1,247,084	(765,579)	755	765,658	19,070
Net income	—	—	—	24,824	—	—	24,824	3,000
Net subscription of redeemable noncontrolling interests in sponsored funds	—	—	—	—	—	—	—	3,787
Recognition of equity compensation	—	—	6,688	19	—	—	6,707	—
Net issuance/forfeiture of nonvested shares	—	—	350	—	(350)	—	—	—
Dividends accrued, $0.25 per share	—	—	—	(16,157)	—	—	(16,157)	—
Repurchase of common stock	—	—	—	—	(18,061)	—	(18,061)	—
Other comprehensive income	—	—	—	—	—	3,732	3,732	—
Balance at June 30, 2020	99,701	$997	289,439	1,255,770	(783,990)	4,487	766,703	25,857

	For the six months ended June 30,
						Accumulated		Redeemable
			Additional			Other	Total	Non
	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’	Controlling
	Shares	Amount	Capital	Earnings	Stock	Income	Equity	interest
Balance at December 31, 2018	99,701	$997	311,264	1,198,445	(627,587)	331	883,450	11,463
Net income	—	—	—	66,002	—	—	66,002	1,318
Net subscription of redeemable noncontrolling interests in sponsored funds	—	—	—	—	—	—	—	2,334
Recognition of equity compensation	—	—	17,549	240	—	—	17,789	—
Net issuance/forfeiture of nonvested shares	—	—	(34,326)	—	34,326	—	—	—
Dividends accrued, $0.50 per share	—	—	—	(37,373)	—	—	(37,373)	—
Repurchase of common stock	—	—	—	—	(75,962)	—	(75,962)	—
Other comprehensive income	—	—	—	—	—	2,750	2,750	—
Balance at June 30, 2019	99,701	$997	294,487	1,227,314	(669,223)	3,081	856,656	15,115

Balance at December 31, 2019	99,701	$997	312,693	1,241,598	(749,625)	3,234	808,897	19,205
Net income	—	—	—	46,810	—	—	46,810	1,478
Net subscription of redeemable noncontrolling interests in sponsored funds	—	—	—	—	—	—	—	5,174
Recognition of equity compensation	—	—	14,381	90	—	—	14,471	—
Net issuance/forfeiture of nonvested shares	—	—	(37,635)		37,635	—	—	—
Dividends accrued, $0.50 per share	—	—	—	(32,728)	—	—	(32,728)	—
Repurchase of common stock	—	—	—	—	(72,000)	—	(72,000)	—
Other comprehensive income	—	—	—	—	—	1,253	1,253	—
Balance at June 30, 2020	99,701	$997	289,439	1,255,770	(783,990)	4,487	766,703	25,857

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the six months ended June 30,
	2020	2019

Cash flows from operating activities:
Net income	$48,288	67,320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,349	11,543
Amortization of deferred sales commissions	772	1,049
Share-based compensation	22,515	23,892
Investments and derivatives loss (gain), net of collateral	17,726	(15,914)
Net purchases, maturities, and sales of trading and equity securities	6,057	(13,327)
Deferred income taxes	(3,436)	7,088
Net change in equity securities and trading debt securities held by consolidated sponsored funds	(5,846)	(8,973)
Other	1,304	588
Changes in assets and liabilities:
Customer and other receivables	(15,822)	69,484
Payable to investment companies for securities and payable to customers	(18,290)	(97,464)
Receivables from funds and separate accounts	739	(2,414)
Other assets	1,236	8,882
Accounts payable and payable to third party brokers	(6,744)	(7,434)
Other liabilities	(26,098)	(21,173)
Net cash provided by operating activities	$28,750	23,147

Cash flows from investing activities:
Purchases of available for sale and equity method securities	(20,995)	(99,584)
Proceeds from sales of available for sale and equity method securities	2,366	19,667
Proceeds from maturities of available for sale securities	73,021	78,678
Additions to property and equipment	(6,268)	(2,748)
Net cash provided by (used in) investing activities	$48,124	(3,987)

Cash flows from financing activities:
Dividends paid	(33,647)	(38,188)
Repurchase of common stock	(72,924)	(77,147)
Net subscriptions (redemptions, distributions and deconsolidations) of redeemable noncontrolling interests in sponsored funds	5,174	2,334
Other	(97)	(117)
Net cash used in financing activities	$(101,494)	(113,118)

Net decrease in cash, cash equivalents and restricted cash	(24,620)	(93,958)
Cash, cash equivalents, and restricted cash at beginning of period	226,140	291,555
Cash, cash equivalents, and restricted cash at end of period	$201,520	197,597

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Significant Accounting Policies

Waddell & Reed Financial, Inc. and Subsidiaries

Waddell & Reed Financial, Inc. (hereinafter referred to as the “Company,” “we,” “our” or “us”) is a holding company, incorporated in the state of Delaware in 1981, that conducts business through its subsidiaries. Founded in 1937, we are one of the oldest mutual fund complexes in the United States, having introduced the former Waddell & Reed Advisors group of mutual funds (the “Advisors Funds”) in 1940. Over time, we added additional mutual funds: Ivy Funds (the “Ivy Funds”); Ivy Variable Insurance Portfolios, our variable product offering (“Ivy VIP”); InvestEd Portfolios, our 529 college savings plan (“InvestEd”); and the Ivy High Income Opportunities Fund, a closed-end mutual fund (“IVH”) (collectively, Ivy Funds, Ivy VIP, InvestEd and IVH are referred to as the “Funds”).  In addition to the Funds, our assets under management (“AUM”) include institutional managed accounts.  As of June 30, 2020, we had $65.0 billion in AUM.

We derive our revenues from providing investment management and advisory services, investment product underwriting and distribution, and shareholder services administration to the Funds and institutional accounts. We also provide wealth management services, primarily to retail clients through Waddell & Reed, Inc. (“W&R”), and independent financial advisors associated with W&R (“Advisors”), who provide financial planning and advice to their clients. Investment management and advisory fees and certain underwriting and distribution revenues are based on the level of AUM and assets under administration (“AUA”) and are affected by sales levels, financial market conditions, redemptions and the composition of assets. Our underwriting and distribution revenues consist of fees earned on fee-based advisory programs, asset-based service and distribution fees promulgated under Rule 12b-1 of the Investment Company Act of 1940 (“Rule 12b-1”), distribution fees on certain variable products, and commissions derived from sales of investment and insurance products. The products sold have various commission structures and the revenues received from those sales vary based on the type and dollar amount sold. Shareholder service fee revenue includes transfer agency fees, custodian fees from retirement plan accounts, portfolio accounting and administration fees, and is earned based on client AUM or number of client accounts.  Our major expenses are for distribution of our products, compensation related costs, occupancy, general and administrative, and information technology.

The Company continues to proactively manage business continuity and safety considerations as circumstances of the coronavirus disease 2019 (“COVID-19’) evolve. Our leadership team’s priority is on ensuring the health and safety of all employees, clients, Advisors and communities, while also ensuring full continuity of service and access.  The Company started transitioning to a work from home environment early in March 2020 and has been following the Centers for Disease Control and Prevention and local authorities’ recommendations on safe practices throughout this process.  We have undertaken a number of steps to facilitate safety, security and full continuity of service, including:

●	Our Enterprise Preparedness Team and COVID-19 steering committee continue to meet regularly to assess developments and determine the best action to ensure business continuity and the safety of our employees and partners.
●	We have adopted interim business practices, including restricting business travel, requiring all meetings to take place via remote access tools, adopting safety protocols to limit the potential for exposure, adopting social distancing practices, implementing a clearly-defined approval process for reentry to any worksite, advising personnel on preventive measures and offering remote collaboration and productivity tools and training resources to our employees.
●	We enhanced monitoring and capabilities of our systems to allow our remote workforce to function efficiently and have continued our educational and monitoring practices to ensure there are no compromises to confidentiality, privacy and cybersecurity requirements.
●	The Ivy investment management and distribution teams transitioned seamlessly to remote working. Our teams have a strong heritage of active collaboration which has migrated to a virtual environment without compromise.

●	Within our wealth management business, the majority of independent advisors are working from temporary locations. We are demonstrating our differentiated service and support model by continuing regular communications with Advisors as well as delivering additional advisor and client focused resources.

●	We have not initiated any layoffs, furloughs or reduced hours. As we implemented our business continuity plans, we have intentionally maintained the same pay practices for all of our employees based upon their regular work schedule, paid spot bonuses to certain employees, implemented a temporary hourly wage increase to designated client services personnel, increased certain benefit coverages for specific COVID-19 related treatments through October, and are increasing our philanthropic contributions to local organizations to help support the COVID-19 responses in our community.

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

In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only a normal and recurring nature) necessary to present fairly our financial position at June 30, 2020 and the results of operations and cash flows for the three and six months ended June 30, 2020 and 2019 in conformity with accounting principles generally accepted in the United States.

Assets Held for Sale

Assets held for sale included real property related to our corporate headquarters move and aviation equipment.  The second quarter of 2020 included asset impairment charges of $0.9 million on assets held for sale, which were recorded in general and administrative expenses in our consolidated statements of income. As of June 30, 2020, $2.2 million of equipment, $3.8 million of buildings and $1.9 million of land that were held for sale were included in Property and equipment, net on our consolidated balance sheets.  As of December 31, 2019, $3.1 million of equipment, $3.8 million of buildings and $1.9 million of land that were held for sale were included in Property and equipment, net on our consolidated balance sheets.  The Company intends to actively pursue the sale of these assets at market prices as soon as reasonably possible.

Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract

As of June 30, 2020, the Company had $3.8 million of capitalized implementation costs for hosting arrangements with $100 thousand of accumulated amortization in prepaid and other current assets on the consolidated balance sheet. Our hosting arrangements that are service contracts include internal and external costs related to various technology additions in support of our asset management and wealth management businesses. Amortization costs are recorded on a straight-line basis over the term of the hosting arrangement agreement.

2.	New Accounting Guidance

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

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019

	(in thousands)
Investment management fees:
Funds	$92,977	109,007	$195,269	214,752
Institutional	2,847	3,863	5,774	7,880
Total investment management fees	$95,824	112,870	$201,043	222,632
Underwriting and distribution fees:
Unaffiliated
Service and distribution fees	$13,670	16,615	$28,946	33,081
Sales commissions	373	493	824	935
Other revenues	91	83	226	175
Total unaffiliated distribution fees	$14,134	17,191	$29,996	34,191
Wealth Management
Advisory fees	$72,534	70,220	$149,652	135,450
Service and distribution fees	13,600	16,041	28,189	31,445
Sales commissions	15,034	20,794	35,691	40,416
Other revenues	8,331	9,249	17,048	18,238
Total wealth management distribution fees	109,499	116,304	230,580	225,549
Total distribution fees	$123,633	133,495	$260,576	259,740
Shareholder service fees:
Total shareholder service fees	$20,577	23,789	$42,148	47,192

Total revenues	$240,034	270,154	$503,767	529,564

4.	Investment Securities

Investment securities at June 30, 2020 and December 31, 2019 were as follows:

	June 30,	December 31,
	2020	2019

	(in thousands)
Available for sale securities:
Commercial paper	$2,728	1,977
Corporate bonds	203,799	254,291
Total available for sale securities	206,527	256,268
Trading debt securities:
Commercial paper	12,502	1,977
Corporate bonds	79,136	84,920
U.S. Treasury bills	6,001	5,979
Mortgage-backed securities	2	4
Term loans	39,643	44,268
Consolidated sponsored funds	49,413	43,567
Total trading securities	186,697	180,715
Equity securities:
Common stock	39,252	34,945
Sponsored funds	144,320	178,386
Sponsored privately offered funds	848	845
Total equity securities	184,420	214,176
Equity method securities:
Sponsored funds	41,408	37,187
Total securities	$619,052	688,346

Commercial paper and corporate bonds accounted for as available for sale and held as of June 30, 2020 mature as follows:

	Amortized
	cost	Fair value

	(in thousands)
Within one year	$53,380	54,005
After one year but within five years	148,049	152,522
	$201,429	206,527

Commercial paper, corporate bonds, U.S. Treasury bills, mortgage-backed securities and term loans accounted for as trading and held as of June 30, 2020 mature as follows:

Fair value
(in thousands)
Within one year	$31,322
After one year but within five years	83,599
After five years but within 10 years	21,868
After 10 years	495
$137,284

The following is a summary of the gross unrealized gains (losses) related to securities classified as available for sale at June 30, 2020:

	Amortized	Unrealized	Unrealized
	cost	gains	losses	Fair value

	(in thousands)
Available for sale securities:
Commercial paper	$2,728	—	—	2,728
Corporate bonds	198,701	5,098	—	203,799
	$201,429	5,098	—	206,527

The following is a summary of the gross unrealized gains (losses) related to securities classified as available for sale at December 31, 2019:

	Amortized	Unrealized	Unrealized
	cost	gains	losses	Fair value

	(in thousands)
Available for sale securities:
Commercial paper	$1,976	1	—	1,977
Corporate bonds	250,982	3,314	(5)	254,291
	$252,958	3,315	(5)	256,268

A summary of available for sale investment securities with fair values below carrying values at June 30, 2020 is as follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses

(in thousands)
Commercial paper	$2,429	—	—	—	2,429	—

A summary of available for sale investment securities with fair values below carrying values at December 31, 2019 is as follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses

(in thousands)
Corporate bonds	$4,538	—	8,056	(5)	12,594	(5)

The Company’s investment portfolio included 1 available for sale security in an unrealized loss position at June 30, 2020.

The Company evaluated available for sale securities in an unrealized loss position at June 30, 2020, including reviewing credit ratings, assessing the extent of losses, and considering the impact of market conditions for each individual security.  The Company concluded no allowance for credit losses was necessary as it expects to recover the entire amortized cost basis of each security.  The unrealized losses in the Company’s investment portfolio were primarily caused by changes in interest rates.  At this time, the Company does not intend to sell, and does not believe it will be required to sell these securities before recovery of their amortized cost.

For equity securities held at the end of the period, net unrealized gains of $28.1 million and $5.1 million were recognized for the three months ended June 30, 2020 and June 30, 2019, respectively and net unrealized losses of $7.8 million and net unrealized gains of $18.2 million were recognized for the six months ended June 30, 2020 and June 30, 2019, respectively.

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

Consolidated Sponsored Funds

The following table details the balances related to consolidated sponsored funds at June 30, 2020 and December 31, 2019, as well as the Company’s net interest in these funds:

	June 30,	December 31,
	2020	2019

	(in thousands)
Cash	$3,459	1,530
Investments	49,413	43,567
Other assets	1,290	483
Other liabilities	(1,737)	—
Redeemable noncontrolling interests	(25,857)	(19,205)
Net interest in consolidated sponsored funds	$26,568	26,375

During the six months ended June 30, 2020, we consolidated one Ivy Fund in which we provided initial seed capital at the time of the fund’s formation. When we no longer have a controlling financial interest in a sponsored fund, it is deconsolidated from our consolidated financial statements.

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

The following tables summarize our investment securities as of June 30, 2020 and December 31, 2019 that are recognized in our consolidated balance sheets using fair value measurements based on the differing levels of inputs.

June 30, 2020	Level 1	Level 2	Level 3	Other Assets Held at Net Asset Value	Total

	(in thousands)
Cash equivalents: (1)
Money market funds	$54,598	—	—	—	54,598
Commercial paper	—	28,503	—	—	28,503
Total cash equivalents	$54,598	28,503	—	—	83,101
Available for sale securities:
Commercial paper	$—	2,728	—	—	2,728
Corporate bonds	—	203,799	—	—	203,799
Trading debt securities:
Commercial paper	—	12,502	—	—	12,502
Corporate bonds	—	79,136	—		79,136
U.S. Treasury bills	—	6,001	—	—	6,001
Mortgage-backed securities	—	2	—	—	2
Term loans	—	35,990	3,653	—	39,643
Consolidated sponsored funds	—	49,413	—	—	49,413
Equity securities:
Common stock	39,252	—	—	—	39,252
Sponsored funds	144,320	—	—	—	144,320
Sponsored privately offered funds measured at net asset value (2)	—	—	—	848	848
Equity method securities: (3)
Sponsored funds	41,408	—	—	—	41,408
Total investment securities	$224,980	389,571	3,653	848	619,052

December 31, 2019	Level 1	Level 2	Level 3	Other Assets Held at Net Asset Value	Total

	(in thousands)
Cash equivalents: (1)
Money market funds	$4,203	—	—	—	4,203
Commercial paper	—	38,143	—	—	38,143
Total cash equivalents	$4,203	38,143	—	—	42,346
Available for sale securities:
Commercial paper	$—	1,977	—	—	1,977
Corporate bonds	—	254,291	—	—	254,291
Trading debt securities:
Commercial paper	—	1,977	—	—	1,977
Corporate bonds	—	84,920	—		84,920
U.S. Treasury bills	—	5,979	—	—	5,979
Mortgage-backed securities	—	4	—	—	4
Term loans	—	40,368	3,900	—	44,268
Consolidated sponsored funds	—	43,567	—	—	43,567
Equity securities:
Common stock	34,942	—	3	—	34,945
Sponsored funds	178,386	—	—	—	178,386
Sponsored privately offered funds measured at net asset value (2)	—	—	—	845	845
Equity method securities: (3)
Sponsored funds	37,187	—	—	—	37,187
Total investment securities	$250,515	433,083	3,903	845	688,346

(1)	Cash equivalents include highly liquid investments with original maturities of 90 days or less. Cash investments in actively traded money market funds are measured at net asset value and are classified as Level 1. Cash investments in commercial paper are measured at cost, which approximates fair value because of the short time between purchase of the instrument and its expected realization and are classified as Level 2.

(2)	Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

(3)	The Company’s equity method investments are investment companies that record their underlying investments at fair value.

The following table summarizes the activity of investments categorized as Level 3 for the six months ended June 30, 2020:

For the six months ended
June 30, 2020
(in thousands)
Level 3 assets at December 31, 2019	$3,903
Additions	6,501
Transfers in to level 3	9,877
Transfers out of level 3	(12,395)
Losses in Investment and other income	(1,127)
Redemptions/Paydowns	(3,106)
Level 3 assets at June 30, 2020	$3,653

Change in unrealized gains for Level 3 assets held at June 30, 2020	$43

5.	Derivative Financial Instruments

The Company has in place an economic hedge program that uses total return swap contracts to hedge market risk related to its investments in certain sponsored funds.  Certain of the consolidated sponsored funds may utilize derivative financial instruments within their portfolios in pursuit of their stated investment objectives.  We do not hedge for speculative purposes.

The Company was party to 11 total return swap contracts with a combined notional value of $221.8 million and 14 total return swap contracts with a combined notional value of $228.2 million as of June 30, 2020 and December 31, 2019, respectively. These derivative financial instruments are not designated as hedges for accounting purposes.  Changes in fair value of the total return swap contracts are recognized in Investment and other (loss) income in the Company’s consolidated statements of income.

The counterparties of the total return swap contracts posted $3.8 million in cash collateral with the Company as of June 30, 2020, which is included in accounts payable in the Company’s consolidated balance sheet.  The Company posted $3.7 million in cash collateral with the counterparties of the total return swap contracts as of December 31, 2019, which is included in customers and other receivables in the Company’s consolidated balance sheet. The Company does not record its fair value in derivative transactions against the posted collateral.

The following table presents the fair value of the derivative financial instruments as of June 30, 2020 and December 31, 2019 and is calculated based on Level 2 inputs:

		June 30,	December 31,
	Balance sheet	2020	2019
	location	Fair value	Fair value

		(in thousands)
Total return swap contracts	Prepaid expenses and other current assets	$2,145	—
Total return swap contracts	Other current liabilities	—	3,990
Net total return swap asset (liability)		$2,145	(3,990)

The following is a summary of net (losses) gains recognized in income for the three and six months ended June 30, 2020 and June 30, 2019:

		Three months ended		Six months ended
	Income statement	June 30,		June 30,
	location	2020	2019	2020	2019

		(in thousands)		(in thousands)
Total return swap contracts	Investment and other income	$(30,449)	(5,241)	$11,620	(25,863)

6.	Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of purchase price over the tangible assets and identifiable intangible assets of an acquired business.  Our goodwill is not deductible for tax purposes.  The Company performs an annual goodwill impairment assessment during the second quarter of each year.  Goodwill and identifiable intangible assets (all considered indefinite lived) at June 30, 2020 and December 31, 2019 are as follows:

	June 30,	December 31,
	2020	2019

	(in thousands)
Goodwill	$106,970	106,970

Mutual fund management advisory contracts	38,699	38,699
Other	200	200
Total identifiable intangible assets	38,899	38,899

Total	$145,869	145,869

7.	Indebtedness

Debt is reported at its carrying amount in the consolidated balance sheets.  The fair value, calculated based on Level 2 inputs, of the Company’s senior unsecured notes maturing January 13, 2021 was $97.1 million at June 30, 2020 compared to the carrying value net of debt issuance costs of $95.0 million, which is listed under short-term notes payable in the consolidated balance sheet.

8.	Income Tax Uncertainties

In the accompanying consolidated balance sheets, unrecognized tax benefits that are not expected to be settled within the next 12 months are included in other liabilities; unrecognized tax benefits that are expected to be settled within the next 12 months are included in other current liabilities; unrecognized tax benefits that reduce a net operating loss, similar tax loss, or tax credit carryforward are presented as a reduction to non-current deferred income taxes. As of June 30, 2020 and December 31, 2019, the Company’s consolidated balance sheets included unrecognized tax benefits, including penalties and interest, of $2.1 million ($1.8 million net of federal benefit) and $2.0 million ($1.7 million net of federal benefit), respectively, that if recognized, would impact the Company’s effective tax rate.

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

9.	Pension Plan and Postretirement Benefits Other Than Pension

Benefits payable under our noncontributory retirement plan that covers substantially all employees and certain vested employees of our former parent company (the “Pension Plan”) were based on employees’ years of service and compensation during the final 10 years of employment. On July 26, 2017, the Compensation Committee of the Company’s Board of Directors (“Compensation Committee”) approved an amendment to freeze the Pension Plan, effective September 30, 2017.  After September 30, 2017, participants in the Pension Plan ceased accruing additional benefits for future service or compensation. Participants retain benefits accumulated as of September 30, 2017 in accordance with the terms of the Pension Plan. The Compensation Committee approved the termination of the Pension Plan, effective June 1, 2019, and the Company intends to terminate the Pension Plan in a standard termination, as defined by the Pension Benefit Guaranty Corporation.  The Company is currently performing the administrative actions required to carry out the termination, including payments in July 2020 to participants, beneficiaries and alternate payees that elected to receive a lump sum distribution and to the selected annuity provider that has assumed the liabilities of the Pension Plan.

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

The components of net periodic pension costs and other postretirement costs related to these plans are reflected in the table below. Net periodic pension costs are recorded in investment and other income on the Company’s consolidated statements of income.

			Other				Other
	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	Three months ended June 30,		Three months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019	2020	2019	2020	2019

	(in thousands)				(in thousands)
Components of net periodic benefit cost:
Interest cost	$1,316	1,545	$4	8	$2,632	3,073	$8	16
Expected return on plan assets	(1,122)	(1,567)	—	—	(2,244)	(3,157)	—	—
Actuarial gain amortization	—	—	(67)	(123)	—	—	(134)	(247)
Total	$194	(22)	$(63)	(115)	$388	(84)	$(126)	(231)

10.	Stockholders’ Equity

Earnings per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands, except per share amounts)
Net income attributable to Waddell & Reed Financial, Inc.	$24,824	33,948	$46,810	66,002

Weighted average shares outstanding, basic and diluted	65,488	74,694	66,581	75,492

Earnings per share, basic and diluted	$0.38	0.45	$0.70	0.87

Dividends

During the quarter, the Board of Directors declared a quarterly dividend on our Class A common stock in the amount of $0.25 per share with an August 3, 2020 payment date and a July 13, 2020 record date. The total dividend to be paid on August 3, 2020 is $16.3 million.

Common Stock Repurchases

The Board of Directors has authorized the repurchase of our Class A common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including issuing shares to employees in our stock-based compensation programs.

There were 1,468,367 shares and 2,142,894 shares repurchased in the open market or privately during the three months ended June 30, 2020 and 2019, respectively, which includes 219,852 shares and 290,910 shares, respectively, repurchased from employees who tendered shares to cover income tax withholdings with respect to vesting of stock awards during these two reporting periods.  There were 5,275,805 shares and 4,369,219 shares repurchased in the open market or privately during the six months ended June 30, 2020 and 2019, respectively, which includes 451,245 shares and 439,983 shares, respectively, repurchased from employees who tendered shares to cover income tax withholdings with respect to vesting of stock awards during these two reporting periods.

Accumulated Other Comprehensive Income

The following tables summarize accumulated other comprehensive income activity for the three and six months ended June 30, 2020 and June 30, 2019.

	For the three months ended June 30,
			Total
	Unrealized	Postretirement	accumulated
	gains (losses) on	benefits	other
	AFS investment	unrealized	comprehensive
	securities	gains (losses)	income (loss)

	(in thousands)
Balance at March 31, 2020	$91	664	755
Other comprehensive income before reclassification	3,943	—	3,943
Amount reclassified from accumulated other comprehensive income	(160)	(51)	(211)
Net current period other comprehensive income (loss)	3,783	(51)	3,732
Balance at June 30, 2020	$3,874	613	4,487

Balance at March 31, 2019	$861	1,034	1,895
Other comprehensive income before reclassification	1,281	—	1,281
Amount reclassified from accumulated other comprehensive income	—	(95)	(95)
Net current period other comprehensive income (loss)	1,281	(95)	1,186
Balance at June 30, 2019	$2,142	939	3,081

	For the six months ended June 30,
			Total
	Unrealized	Postretirement	accumulated
	gains (losses) on	benefits	other
	AFS investment	unrealized	comprehensive
	securities	gains (losses)	income (loss)

	(in thousands)
Balance at December 31, 2019	$2,521	713	3,234
Other comprehensive income before reclassification	1,716	—	1,716
Amount reclassified from accumulated other comprehensive income	(363)	(100)	(463)
Net current period other comprehensive income (loss)	1,353	(100)	1,253
Balance at June 30, 2020	$3,874	613	4,487

Balance at December 31, 2018	$(797)	1,128	331
Other comprehensive income before reclassification	3,034	—	3,034
Amount reclassified from accumulated other comprehensive income	(95)	(189)	(284)
Net current period other comprehensive income (loss)	2,939	(189)	2,750
Balance at June 30, 2019	$2,142	939	3,081

Reclassifications from accumulated other comprehensive income (loss) and included in net income are summarized in the tables that follow.

		Tax
For the three months ended June 30, 2020	Pre-tax	expense	Net of tax	Statement of income line item

	(in thousands)
Reclassifications included in net income:
Gains on available for sale debt securities	$211	(51)	160	Investment and other income
Amortization of postretirement benefits	67	(16)	51	Compensation and benefits
Total	$278	(67)	211

		Tax
For the three months ended June 30, 2019	Pre-tax	expense	Net of tax	Statement of income line item

	(in thousands)
Reclassifications included in net income:
Amortization of postretirement benefits	$123	(28)	95	Compensation and benefits
Total	$123	(28)	95

		Tax
For the six months ended June 30, 2020	Pre-tax	expense	Net of tax	Statement of income line item

	(in thousands)
Reclassifications included in net income:
Gains on available for sale debt securities	$477	(114)	363	Investment and other income
Amortization of postretirement benefits	134	(34)	100	Compensation and benefits
Total	$611	(148)	463

		Tax
For the six months ended June 30, 2019	Pre-tax	expense	Net of tax	Statement of income line item

	(in thousands)
Reclassifications included in net income:
Gains on available for sale debt securities	$125	(30)	95	Investment and other income
Amortization of postretirement benefits	247	(58)	189	Compensation and benefits
Total	$372	(88)	284

11.	Leases

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

The components of lease expense were as follows:

	Three months ended June 30,
	2020	2019

	(in thousands)
Operating Lease Cost	$3,028	$4,965

Finance Lease Cost:
Amortization of ROU assets	$52	$61
Interest on lease liabilities	4	7
Total	$56	$68

	Six months ended June 30,
	2020	2019

	(in thousands)
Operating Lease Cost	$6,261	$10,283

Finance Lease Cost:
Amortization of ROU assets	$107	$144
Interest on lease liabilities	13	15
Total	$120	$159

Supplemental cash flow information related to leases was as follows:

	Six months ended June 30,
	2020	2019

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,280	$9,867
Operating cash flows from finance leases	13	15
Financing cash flows from finance leases	133	153

ROU assets obtained in exchange for lease obligations:
Operating leases	7	—
Finance leases	10	40

Supplemental balance sheet information related to leases was as follows:

	June 30, 2020	December 31, 2019

	(in thousands, except lease term and discount rate)
Operating Leases:
Operating lease ROU assets (Other non-current assets)	$17,493	$23,457

Other current liabilities	$8,373	$10,479
Other non-current liabilities	10,843	14,694
Total operating lease liabilities	$19,216	$25,173

Finance Leases:
Property and equipment, gross	$801	$985
Accumulated depreciation	(661)	(737)
Property and equipment, net	$140	$248

Other current liabilities	$112	$203
Other non-current liabilities	19	55
Total finance lease liabilities	$131	$258

Weighted average remaining lease term:
Operating leases	4 years	4 years
Finance leases	1 year	1 year

Weighted average discount rate:
Operating leases	4.28%	4.32%
Finance leases	6.00%	6.00%

Maturities of lease liabilities are as follows:

	Operating	Finance
	Leases	Leases

	(in thousands)
Year ended December 31,
2020 (excluding the six months ended June 30, 2020)	$5,130	83
2021	6,493	47
2022	2,415	8
2023	2,122	—
2024	2,090	—
Thereafter	2,613	—
Total lease payments	20,863	138
Less imputed interest	(1,647)	(7)
Total	$19,216	131

12.	Contingencies

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

13. Subsequent Events

In connection with the termination of the Pension Plan, in July 2020, the Company contributed $3.7 million dollars to the Pension Plan. Payments were made in July 2020 to participants, beneficiaries and alternate payees that elected to receive a lump sum distribution and to the selected annuity provider that has assumed the liabilities of the Pension Plan.  As part of the assumption of Pension Plan liabilities by the annuity provider, the Company relieved the pension liability on its balance sheet and recorded a preliminary settlement loss in the amount of $0.6 million.

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

In our wealth management channel, we had 924 Advisors and 393 licensed advisor associates as of June 30, 2020, for a total of 1,317 licensed individuals associated with W&R who operate out of offices located throughout the United States and provide financial advice for retirement, education funding, estate planning and other financial needs for clients.

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

Operating Results

●	Net income attributable to Waddell & Reed Financial, Inc. for the second quarter of 2020 was $24.8 million, or $0.38 per diluted share, compared to $33.9 million, or $0.45 per diluted share, during the second quarter of 2019.

●	Revenues of $240.0 million during the second quarter of 2020 decreased 11% compared to the second quarter of 2019. Operating expenses of $216.4 million during the second quarter of 2020 decreased 5% compared to the same quarter in 2019. The operating margin was 9.8% during the second quarter of 2020, compared to 15.3% during the second quarter of 2019.

●	AUM ended the quarter at $65.0 billion, a decrease of 10% compared to the second quarter of 2019 due to market volatility and continued net outflows. Redemptions decreased 19% compared to the second quarter of 2019.

●	Ivy Investments introduced two additional strategies in model-delivery format, bringing the total offering to nine strategies. Additionally, as a result of changes stemming from ongoing strategic evaluation of Ivy Funds fees, 76% of AUM is now priced at or below its respective peer median.

●	Wealth management AUA ended the quarter at $59.0 billion, a 3% increase compared to the same quarter in 2019 primarily due to market appreciation and growth in net new advisory AUA, partially offset by an ongoing migration away from non-advisory AUA.

●	Significant progress in wealth management transformation continued, with enhanced focus on recruiting, improving operating metrics and additional growth opportunities.
o	Since January 1, 2020, 21 Advisors have affiliated with W&R with combined prior firm AUA totaling $1.4 billion. Advisor count inflected modestly, stabilizing at 1,317 licensed individuals at June 30, 2020.

o	Advisory AUA net flows were positive for the 6th straight quarter despite a challenging market backdrop, illustrating the wealth manager’s ability to capture assets through market cycles.
o	Launched the second phase of our wealth management technology transformation, ONESource, which seamlessly connects data across platforms for Advisors, and ONEService, a digital repository of processes, procedures and other information available to all Advisors.
o	Introduced a High Net Worth suite of products and services as well as a new Separately Managed Account Strategies product offering.

●	During the second quarter of 2020, we returned $34.6 million of capital to stockholders through dividends and share repurchases, compared to $55.7 million in the same period in 2019. We repurchased 1.5 million shares during the second quarter of 2020.

●	Our balance sheet remains solid and we ended the second quarter of 2020 with cash and investments of $775.8 million, excluding restricted cash.

●	Hired two executives focused on strategic growth – one to support the buildout of enterprise-wide data analytics and related capabilities, and one to support M&A origination, evaluation, and integration.

Vision and Growth Strategy

We are committed to steadily executing on our long-term vision and growth strategy, which consists of six key, strategic enablers:  competitive products and pricing; continued focus on strong core processes and performance metrics; the ability to leverage technology and analytics as a strategic asset across the organization; having a growth culture and a more agile organization; sharpening our brand awareness in the marketplace; and finally, effectively allocating capital through internal investment initiatives, as well as taking advantage of potential dislocations and acquisition opportunities in the asset management and wealth management industries.  Over the quarter, we took some major steps in support of these key focus areas.

Within the product and pricing enabler, we introduced new products in both businesses.  In our asset management business, we introduced two additional strategies in a model-delivery format, bringing our total offering to nine strategies. These strategies are available in third-party retail separately managed accounts and unified managed accounts.  In our wealth management business, we introduced a High Net Worth suite of products and services designed to meet the needs of more affluent clients while enabling Advisors to offer a holistic, flexible approach to complex financial situations. We also introduced new Separately Managed Account Strategies (“SMAs”), in partnership with a range of institutional money managers, allowing Advisors to offer the direct ownership structure, transparency, tax strategy options and other benefits of SMAs to clients who may benefit.

Within the core processes and performance enabler, we made enhancements in both businesses. In our asset manager, we strengthened our institutional distribution model by launching new technology to create a more seamless client experience.  In our wealth manager, we implemented a remote recruiting process that allows us to continue Advisor recruiting activities despite the challenges associated with COVID-19. We expect these innovations will benefit our recruiting efforts even in a more normal working environment, as we are able to leverage technology to more nimbly and quickly evaluate candidates in our pipeline. Our wealth management team also converted our annual Vision conference to a virtual format and was able to pivot quickly to leverage technology-enabled solutions and create an interactive, virtual, two-day experience that was attended by nearly 1,500 Advisors, partners and home office staff.

Within the technology & analytics enabler, we have filled the newly created position of Chief Analytics Officer. This role will spearhead our efforts across the enterprise focused on our enterprise-wide data analytics and artificial intelligence initiatives. We have also continued with our wealth management and asset management technology platform initiatives with the long-term objectives of improved Advisor and client experiences, enhanced sales enablement and improved internal operations. Lastly, we implemented additional digital and technology capabilities for our employees throughout the quarter for continued operational productivity and efficiency while we navigate during this unique time period.

Within our growth culture and agile organization strategic enabler, we took additional action to further our diversity and inclusion initiatives. We have made great strides to ensure we have a true culture of belonging within our organization.  Recently completed actions and steps include:  conducting additional all employee learning sessions called Days of Understanding focused on racial diversity and justice;  announcing that beginning in 2021, we will observe Juneteenth each year as a paid Company holiday, which will provide our employees the opportunity to pause to celebrate this day dedicated to freedom and liberty and reflect on its meaning for our country; the creation of two new roles within the Company dedicated entirely to diversity and inclusion, including a Head of Diversity and Inclusion, responsible for developing and delivering on the next evolution of our comprehensive diversity & inclusion strategy that is aligned with our purpose, vision, mission, values and business goals across the organization, and a second role that will focus on diversity outreach and sourcing; and providing support to organizations to help address racial justice and diversity and to better support our local, underserved communities.

Within our brand awareness enabler, we have launched a full brand review that will include all three of our brands across the enterprise.  This is a multi-year effort, and we launched the first phase of this initiative in the second quarter and are partnering with a premiere, well respected global brand agency on this phase of the project.

Within our capital allocation enabler, our balance sheet enables us to maintain regular capital return to shareholders by way of dividends and share buybacks, while also positioning us to pursue and finance strategic M&A if opportunities arise.  In support of these efforts, we announced during the quarter that we filled a newly created position of Vice President, Acquisitions Strategy & Integration.  We expect that inorganic growth will be a key component of our strategy, and this position will play a key role as we continually evaluate acquisition opportunities.

Impact of COVID-19

The market volatility that began in March 2020, as a result of the reaction to COVID-19 and its impact on the global economy, resulted in significant depreciation in the stock markets.  In the second quarter of 2020, the markets rebounded, benefiting our measures of AUM and AUA for the three months ended June 30, 2020, but not entirely recovering to beginning of year levels.  AUM as of June 30, 2020 was 5% more than the average AUM for the quarter.  AUA increased 14% during the quarter from $51.8 billion at March 31, 2020 to $59.0 billion at June 30, 2020, but like AUM, average AUA decreased from the first quarter to the second quarter of 2020.  Since average assets or beginning of the month assets is the measure by which revenues are calculated, we continued to see the revenue impact of the first quarter market depreciation in the second quarter of 2020.

Some of our expenses, particularly certain distribution expenses, are directly correlated with revenue, and we saw decreases in these expenses in line with the revenue decreases during the second quarter.  In regard to controllable expenses, defined as Compensation and benefits, General and administrative, Technology, Occupancy and Marketing and advertising, while the Company did take several incremental actions to reduce these expenses through the first six months of 2020, we continue to take a long-term view and invest in the areas we think will allow us to come out of the pandemic in a stronger position and drive our long-term growth strategy. We will continue to closely monitor expenses for opportunities to drive additional efficiencies; however, we do expect an increase in controllable expense for the remainder of 2020, primarily related to continued strategic project investments but subject to the broader market environment.

We transitioned most of our workforce and Advisors to a work from home environment early in March 2020.  By late March, 98% of our employees were working remotely, with negligible downtime. The remote work environment continued through the second quarter of 2020.  Our steady and proactive response has allowed our asset management and wealth management businesses to maintain full continuity of service and the access that our clients need and expect.  With a successful transition to a remote working environment, we plan to closely monitor developments and reintroduce employees to the workplace only when it is safe to do so.  The transition of employees to a work from home environment did not result in any material incremental expenses during the first or second quarter of 2020, and we do not expect to incur any material incremental expenses in future periods.  For additional discussion regarding steps we have taken to facilitate safety, security and full continuity of service, please see Part I – Item 1 – “Financial Statements (unaudited), Note 1 – Description of Business and Accounting Policies”, of this Quarterly Report on Form 10-Q.

We continue to maintain a strong balance sheet without any significant leverage and ended the quarter with $775.8 million in cash and investments. Our exceptionally strong balance sheet allows us to continue to execute our long-term growth strategies while retaining our focus on controlling expenses.

For additional discussion regarding the risks that can impact our business, results of operations and financial condition due to COVID-19 and the related economic conditions, please see Part II – Item 1A – “Risk Factors”.

Assets Under Management

During the second quarter of 2020, AUM increased 16% to $65.0 billion from $56.0 billion at March 31, 2020 due to market appreciation of $10.4 billion, partially offset by net outflows of $1.4 billion. Sales of $2.2 billion during the current quarter increased 3% compared to the second quarter of 2019.  Redemptions decreased 19% compared to the second quarter of 2019.

Change in Assets Under Management (1)

	Three months ended June 30, 2020
			Wealth
	Unaffiliated(2)	Institutional	Management	Total

	(in millions)
Beginning Assets	$20,244	2,427	33,339	56,010

Sales (3)	1,490	52	649	2,191
Redemptions	(2,179)	(202)	(1,259)	(3,640)
Net Exchanges	205	22	(227)	—
Net Flows	(484)	(128)	(837)	(1,449)

Market Action	3,964	698	5,743	10,405
Ending Assets	$23,724	2,997	38,245	64,966

	Three months ended June 30, 2019
			Wealth
	Unaffiliated(2)	Institutional	Management	Total

	(in millions)
Beginning Assets	$27,506	4,053	40,095	71,654

Sales (3)	1,291	54	789	2,134
Redemptions	(2,441)	(440)	(1,609)	(4,490)
Net Exchanges	303	25	(328)	—
Net Flows	(847)	(361)	(1,148)	(2,356)

Market Action	886	195	1,497	2,578
Ending Assets	$27,545	3,887	40,444	71,876

During the first six months of 2020, AUM decreased 7% to $65.0 billion from $70.0 billion at December 31, 2019 due to net outflows of $3.7 billion and market depreciation of $1.3 billion. Sales of $4.7 billion during the six months ended June 30, 2020 increased 2% compared to the six months ended June 30, 2019. Redemptions during the six months ended June 30, 2020 decreased 4% compared to the same period of 2019.

	Six months ended June 30, 2020
			Wealth
	Unaffiliated(2)	Institutional	Management	Total

	(in millions)
Beginning Assets	$26,264	3,096	40,598	69,958

Sales (3)	3,069	95	1,546	4,710
Redemptions	(5,198)	(381)	(2,847)	(8,426)
Net Exchanges	532	22	(554)	—
Net Flows	(1,597)	(264)	(1,855)	(3,716)

Market Action	(943)	165	(498)	(1,276)
Ending Assets	$23,724	2,997	38,245	64,966

	Six months ended June 30, 2019
			Wealth
	Unaffiliated(2)	Institutional	Management	Total

	(in millions)
Beginning Assets	$24,977	3,655	37,177	65,809

Sales (3)	2,885	195	1,541	4,621
Redemptions	(4,748)	(797)	(3,233)	(8,778)
Net Exchanges	580	25	(605)	—
Net Flows	(1,283)	(577)	(2,297)	(4,157)

Market Action	3,851	809	5,564	10,224
Ending Assets	$27,545	3,887	40,444	71,876

(1)	Includes all activity of the Funds and institutional and separate accounts, including money market funds and transactions at net asset value, accounts for which we receive no commissions.

(2)	Unaffiliated includes National channel (home office and wholesale), Defined Contribution Investment Only, Registered Investment Advisor and Variable Annuity.

(3)	Sales consists of gross sales and includes net reinvested dividends, capital gains and investment income.

Average Assets Under Management

Average AUM, which are generally more indicative of trends in revenue from investment management services than the change in ending AUM, are presented below.

	Three months ended June 30, 2020
			Wealth
	Unaffiliated	Institutional	Management	Total

	(in millions)
Asset Class:
Equity	$17,558	2,834	26,753	$47,145
Fixed Income	4,284	—	8,350	12,634
Money Market	158	—	1,781	1,939
Total	$22,000	2,834	36,884	$61,718

	Three months ended June 30, 2019
			Wealth
	Unaffiliated	Institutional	Management	Total

	(in millions)
Asset Class:
Equity	$21,581	3,797	29,739	$55,117
Fixed Income	5,265	20	9,304	14,589
Money Market	97	—	1,557	1,654
Total	$26,943	3,817	40,600	$71,360

	Six months ended June 30, 2020
			Wealth
	Unaffiliated	Institutional	Management	Total

	(in millions)
Asset Class:
Equity	$18,370	2,865	27,682	$48,917
Fixed Income	4,579	—	8,622	13,201
Money Market	128	—	1,675	1,803
Total	$23,077	2,865	37,979	$63,921

	Six months ended June 30, 2019
			Wealth
	Unaffiliated	Institutional	Management	Total

	(in millions)
Asset Class:
Equity	$21,363	3,872	29,271	$54,506
Fixed Income	5,221	20	9,294	14,535
Money Market	102	—	1,595	1,697
Total	$26,686	3,892	40,160	$70,738

Performance

We have seen a slight decline from the prior quarter in trailing one- and three-year performance, while trailing five-year performance remained consistent as measured by the percentage of funds ranked in the top half of their respective Morningstar universes.  As measured by percentage of assets, one- and three-year performance declined while five-year performance improved. While absolute returns were strong in the market during the second quarter, active managers generally did not keep pace with benchmarks for the period. We maintained strong long-term relative performance across our quality-oriented growth franchises owing to our long-term commitment to finding and investing in companies with differentiated long-term growth prospects. Our commitment to institutional caliber processes means that while we are mindful of short-term market dynamics, we remain focused on the long term and on maintaining discipline and consistency in volatile times such as we have seen in the first half of 2020.

The following table is a summary of Morningstar rankings and ratings as of June 30, 2020:

MorningStar Fund Rankings [1]	1 Year	3 Years	5 Years
Funds ranked in top half	48%	49%	37%
Assets ranked in top half	45%	48%	38%

MorningStar Ratings [1]	Overall	3 Years	5 Years
Funds with 4/5 stars	28%	28%	26%
Assets with 4/5 stars	41%	39%	41%

(1) Based on class I share, which reflects the largest concentration of sales and assets.

Assets Under Administration

AUA includes both client assets invested in the Funds and in other companies’ products that are distributed through W&R and held in direct to fund accounts, brokerage accounts or within our fee-based advisory programs.  AUA as of June 30, 2020 increased 3% as compared to June 30, 2019 primarily due to market appreciation and growth in net new advisory AUA, partially offset by an ongoing migration away from non-advisory AUA.  Average AUA was flat for the three months ended June 30, 2020 as compared to the same period in 2019.  For the six months ended June 30, 2020, average AUA increased 3% as compared to the six months ended June 30, 2019.  Starting in the second quarter of 2020, we updated our definition of net new AUA to include dividends and interest to be consistent with peers and have reflected this new definition for all periods presented in the table below.  Notwithstanding the updated net new AUA definition, this quarter continued a multi-quarter growth trend in net new advisory AUA.  This quarter marked the 6th straight quarter of positive advisory AUA net flows.  We continue to see increased average productivity per Advisor due to our efforts to transform W&R into a fully competitive and profitable aspect of our business model, with a focus on higher producing Advisors.

	June 30, 2020	June 30, 2019

	(in millions)
Ending AUA
Advisory AUA	$27,155	24,789
Non-advisory AUA	31,836	32,641
Total ending AUA	$58,991	57,430

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(in millions, except percentage data)
Average AUA (1)
Advisory AUA (1)	$25,030	23,917	$25,855	23,137
Non-advisory AUA (1)	30,151	32,272	31,320	31,812
Total average AUA (1)	$55,181	56,189	$57,175	54,949

Net new advisory AUA (2)	$189	349	$631	650
Net new non-advisory AUA (2), (3)	(346)	(747)	(1,004)	(1,521)
Total net new AUA (2), (3)	$(157)	(398)	$(373)	(871)

Annualized advisory AUA growth (4)	3.3%	5.9%	4.7%	6.1%
Annualized AUA growth (4)	(1.2)%	(2.8)%	(1.2)%	(3.4)%

	June 30, 2020	June 30, 2019
Advisors and advisor associates	1,317	1,347
Average trailing 12-month production per Advisor (5) (in thousands)	$464	408

(1)	Average AUA are calculated as the average of the beginning of month AUA during each reporting period.

(2)	Net new AUA are calculated as total client deposits and net transfers less client withdrawals. Client deposits include dividends and interest.

(3)	Excludes activity related to products held outside of our wealth management platform. These assets represent less than 10% of total AUA.

(4)	Annualized growth is calculated as annualized total net new AUA divided by beginning AUA.

(5)	Production per Advisor is calculated as trailing 12-month Total Underwriting and distribution fees less “other” underwriting and distribution fees divided by the average number of Advisors. “Other” underwriting and distribution fees predominantly include fees paid by Advisors for programs and services.

Results of Operations — Three and Six Months Ended June 30, 2020 as Compared with Three and Six Months Ended June 30, 2019

Total Revenues

Total revenues decreased 11% to $240.0 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.  Investment management fees, underwriting and distribution fees and shareholder service fees all decreased during the quarter.  For the six months ended June 30, 2020, total revenues decreased $25.8 million, or 5%, compared to the same period in the prior year.  The decrease was due to a decrease in investment management fees and shareholder service fees while underwriting and distribution fees were relatively flat.  For both comparative periods, the decreases in investment management fees were due to lower average AUM and lower effective management fee rates related to targeted fee reductions on certain products, and the decreases in shareholder service fees were due to a reduction in fund reimbursements related to the outsourcing of our transfer agency transactional processing operations as well as lower assets and number of accounts.  For the three months ended June 30, 2020, underwriting and distribution fees decreased due to lower sales commissions and a decrease in service and distribution fees due to lower assets, partially offset by increased advisory fees due to ongoing increases in net new AUA and higher advisory AUA.  For the six months ended June 30, 2020, underwriting and distribution fees were relatively flat due to an increase in advisory fees resulting from higher advisory AUA, offset by a decrease in service and distribution fees due to lower assets.  Sales commissions were also lower due to reduced sales activity.

	Three months ended
	June 30,
	2020	2019	Variance

	(in thousands, except percentage data)
Investment management fees	$95,824	112,870	(15)%
Underwriting and distribution fees	123,633	133,495	(7)%
Shareholder service fees	20,577	23,789	(14)%
Total revenues	$240,034	270,154	(11)%

	Six months ended
	June 30,
	2020	2019	Variance

	(in thousands, except percentage data)
Investment management fees	$201,043	222,632	(10)%
Underwriting and distribution fees	260,576	259,740	—
Shareholder service fees	42,148	47,192	(11)%
Total revenues	$503,767	529,564	(5)%

Investment Management Fee Revenues

Investment management fee revenues for the second quarter of 2020 decreased $17.0 million, or 15%, from the second quarter of 2019.  For the six-month period ending June 30, 2020, investment management fee revenues decreased $21.6 million, or 10%, compared to the same period in 2019.  For both comparative periods, the decrease was due to a decrease in average assets and a lower effective management fee rate, which was primarily due to targeted pricing reductions on certain products.

The following table summarizes investment management fee revenues, related average AUM, fee waivers and investment management fee rates for the three and six months ended June 30, 2020 and 2019.

	Three months ended June 30,
	2020	2019	Variance

	(in thousands, except for management fee rate and average assets)
Investment management fees (net)	$92,977	109,007	(15)%
Average assets (in millions)	$58,884	67,543	(13)%
Management fee rate (net)	0.6351%	0.6473%
Institutional investment management fees (net)	$2,847	3,863	(26)%
Institutional average assets (in millions)	$2,834	3,817	(26)%
Institutional management fee rate (net)	0.4040%	0.4059%

	Six months ended June 30,
	2020	2019	Variance

	(in thousands, except for management fee rate and average assets)
Investment management fees (net)	$195,269	214,752	(9)%
Average assets (in millions)	$61,056	66,846	(9)%
Management fee rate (net)	0.6432%	0.6479%
Institutional investment management fees (net)	$5,774	7,880	(27)%
Institutional average assets (in millions)	$2,865	3,892	(26)%
Institutional management fee rate (net)	0.4052%	0.4083%

Revenues from investment management services provided to our retail mutual funds, which are distributed through the unaffiliated and wealth management channels, decreased 15% in the second quarter of 2020 and decreased 9% for the six months ended June 30, 2020, compared to the same periods in 2019.  These decreases were due to decreases in average AUM and a lower effective management fee rate due to pricing reductions. Effective April 1, 2020, new fee reductions were made on our large cap growth and core bond products, which we expect to have a one to two cent annualized impact on earnings per share.

Institutional account revenues in the second quarter of 2020 decreased $1.0 million compared to the second quarter of 2019.  For the six months ended June 30, 2020, institutional account revenues decreased $2.1 million compared to the same period in 2019.  These decreases were due to a decrease in average AUM.

	Annualized long-term redemption rates
	(excludes money market redemptions)
	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Unaffiliated channel	39.9%	36.7%	45.6%	36.2%
Institutional channel	28.6%	46.1%	26.7%	41.3%
Wealth Management channel	11.6%	13.8%	13.2%	14.2%
Total	22.6%	24.3%	25.7%	24.1%

The long-term redemption rate for the three and six months ended June 30, 2020 increased in the unaffiliated channel as compared to the three and six months ended June 30, 2019.  Increased market volatility during the quarter led to continued redemptions in this channel, particularly in our International Core Equity and High Income funds. The long-term redemption rate decreased in the institutional channel, primarily due to elevated client redemptions from our Core Equity and Large Cap Growth strategies during the first six months of 2019.  In the wealth management channel, the long-term redemption rate decreased for both comparative periods.  Prolonged redemptions in any of our distribution channels could negatively affect revenues in future periods.

The current year-to-date industry average redemption rate, based on data provided by the Investment Company Institute, was 35.2%, versus our rate of 25.7%.

Underwriting and Distribution Fee Revenues

The following tables summarize the significant components of underwriting and distribution fee revenues by distribution channel:

	For the three months ended June 30, 2020
		Wealth
	Unaffiliated	Management	Total

	(in thousands)
Underwriting and distribution fee revenues
Advisory fees	$—	72,534	72,534
Service and distribution fees	13,670	13,600	27,270
Sales commissions	373	15,034	15,407
Other revenue	91	8,331	8,422
Total	$14,134	109,499	123,633

	For the three months ended June 30, 2019
		Wealth
	Unaffiliated	Management	Total

	(in thousands)
Underwriting and distribution fee revenues
Advisory fees	$—	70,220	70,220
Service and distribution fees	16,615	16,041	32,656
Sales commissions	493	20,794	21,287
Other revenue	83	9,249	9,332
Total	$17,191	116,304	133,495

	For the six months ended June 30, 2020
		Wealth
	Unaffiliated	Management	Total

	(in thousands)
Underwriting and distribution fee revenues
Advisory fees	$—	149,652	149,652
Service and distribution fees	28,946	28,189	57,135
Sales commissions	824	35,691	36,515
Other revenue	226	17,048	17,274
Total	$29,996	230,580	260,576

	For the six months ended June 30, 2019
		Wealth
	Unaffiliated	Management	Total

	(in thousands)
Underwriting and distribution fee revenues
Advisory fees	$—	135,450	135,450
Service and distribution fees	33,081	31,445	64,526
Sales commissions	935	40,416	41,351
Other revenue	175	18,238	18,413
Total	$34,191	225,549	259,740

Underwriting and distribution revenues earned in the second quarter of 2020 decreased by $9.9 million, or 7%, compared to the second quarter of 2019.  The decrease was primarily due to lower sales commissions and lower service and distribution fees due to lower assets and was partially offset by an increase in advisory fee revenues as a result of the ongoing shift in sales to advisory products.  Underwriting and distribution revenues earned for the six months ended June 30, 2020 were relatively flat compared to the same period in 2019.  Advisory fee revenues increased due to the ongoing shift in sales to advisory products and overall increases in average advisory AUA. This increase was offset with decreases in sales commissions and lower service and distribution fees due to lower assets.

Shareholder Service Fee Revenue

During the second quarter of 2020, shareholder service fee revenue decreased $3.2 million, or 14%, compared to the second quarter of 2019.  For the six months ended June 30, 2020, shareholder service fee revenue decreased $5.0 million, or 11% as compared to the same period of 2019.  For both comparative periods, the decrease was primarily due to a decrease in the number of accounts and assets on which these fees are based and a reduction in fund reimbursements related to the outsourcing of our transfer agency transactional processing operations and a corresponding reduction in costs.

Total Operating Expenses

Operating expenses for the second quarter of 2020 decreased $12.5 million, or 5%, compared to the second quarter of 2019, primarily due to decreases in distribution, technology, occupancy, marketing and advertising and depreciation, partially offset by an increase in general and administrative expenses.  For the six months ended June 30, 2020, operating expenses decreased $12.0 million, or 3%, compared to the six months ended June 30, 2019, primarily due to decreased compensation and benefits, technology, occupancy, marketing and advertising and depreciation, partially offset by increased general and administrative expenses.  We have been able to successfully reduce controllable expenses compared to the first six months of 2019 as we continue to invest in targeted growth areas of our strategy.

	Three months ended
	June 30,
	2020	2019	Variance

	(in thousands)
Distribution	$107,876	116,477	(7)%
Compensation and benefits	61,863	61,876	(0)%
General and administrative	20,524	16,037	28%
Technology	14,237	16,442	(13)%
Occupancy	4,291	6,701	(36)%
Marketing and advertising	1,119	2,399	(53)%
Depreciation	3,209	5,228	(39)%
Subadvisory fees	3,288	3,715	(11)%
Total operating expenses	$216,407	228,875	(5)%

	Six months ended
	June 30,
	2020	2019	Variance

	(in thousands)
Distribution	$227,909	226,271	1%
Compensation and benefits	120,288	126,719	(5)%
General and administrative	39,122	30,741	27%
Technology	27,739	32,750	(15)%
Occupancy	9,000	13,416	(33)%
Marketing and advertising	3,015	4,363	(31)%
Depreciation	6,722	11,229	(40)%
Subadvisory fees	6,954	7,272	(4)%
Total operating expenses	$440,749	452,761	(3)%

Distribution expenses for the second quarter of 2020 decreased by $8.6 million, or 7%, compared to the second quarter of 2019.  The decrease in expense was consistent with the decreases in underwriting and distribution fee revenues from lower asset levels and insurance product sales.  For the six months ended June 30, 2020, distribution expenses increased slightly, compared to the same period for 2019, which is consistent with underwriting and distribution fee revenues for the same period.

Compensation and benefits during the second quarter of 2020 remained unchanged compared to the same period of 2019, primarily due to a lower headcount offset by higher share-based compensation due to mark-to-market adjustments. For the six months ended June 30, 2020, compensation and benefits expenses decreased $6.4 million, or 5%, primarily due to lower headcount and a decrease in share-based compensation due to a change in the timing of annual grants.

General and administrative expenses for the second quarter of 2020 increased $4.5 million, or 28%, compared to the second quarter of 2019.  For the six months ended June 30, 2020, general and administrative expenses increased $8.4 million, or 27%, compared to the six months ended June 30, 2019.  For both comparative periods, the increases were primarily due to the shift of our transfer agency transactional processing operations outsourcing costs from technology expenses to general and administrative expenses and increased strategic project spending, partially offset by lower travel and meetings costs due to restricted travel and a transition to virtual meetings during the pandemic.

Technology expense for the second quarter of 2020 decreased $2.2 million, or 13%, compared to the same period of 2019. For the six months ended June 30, 2020, technology expense decreased $5.0 million, or 15%, compared to the six months ended June 30, 2019. For both comparative periods, the decreases were primarily due to costs related to the transfer agency transactional processing operations outsourcing shifting to general and administrative expenses, partially offset by increased consulting and software costs for new technologies.

Occupancy expense decreased $2.4 million, or 36%, for the second quarter of 2020 compared to the second quarter of 2019 and decreased $4.4 million, or 33%, for the six months ended June 30, 2020, as compared to the same period in 2019.  For both comparative periods, the decreases are due to the planned transition of field offices from corporate-leased space to Advisor personal branch offices.

Depreciation expense decreased $2.0 million, or 39%, for the second quarter of 2020 compared to the second quarter of 2019 and decreased $4.5 million, or 40%, for the six months ended June 30, 2020, as compared to the same period in 2019.  The decreases were primarily due to capitalized software development assets becoming fully depreciated.

Investment and Other Income

Investment and other income for the three months ended June 30, 2020 increased $6.1 million, compared to the same period in 2019 primarily due to greater unrealized gains, net of hedging activity, on the seed and corporate investment portfolios in the current period compared the prior year comparative period, partially offset by a decline in interest income due to lower interest rates.  For the six months ended June 30, 2020, investment and other income decreased $11.1 million compared to the same period in 2019 primarily due to unrealized losses, net of hedging activity, on the seed and corporate investment portfolios in the current period compared to unrealized gains, net of hedging activity, in the prior year comparative period and a decrease in interest income due to lower interest rates.

Taxes

The following table reconciles the statutory federal income tax rate with our effective income tax rate from continuing operations for the three and six months ended June 30, 2020 and 2019:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	2.8	3.2	3.6	3.1
Share-based compensation	3.5	4.5	2.6	2.6
Income attributable to redeemable noncontrolling interests	(1.7)	(0.3)	(0.5)	(0.3)
Permanent differences	(0.4)	0.4	1.6	0.5
Other items	0.1	0.3	—	0.1
Effective income tax rate	25.3%	29.1%	28.3%	27.0%

Our effective income tax rate was 25.3% for the three months ended June 30, 2020, as compared to 29.1% for the same period in 2019, a decrease of 3.8%.  The decrease was due to a reduced impact of share-based compensation and a greater impact of noncontrolling interests.  In addition, the impact of market volatility on our estimated pre-tax income for the remainder of 2020 resulted in a decrease in our annualized effective tax rate during the second quarter of 2020, which decreased the proportional tax impact of state income taxes on our rate.

Our effective income tax rate was 28.3% for the six months ended June 30, 2020, as compared to 27.0% for the same period in 2019, an increase of 1.3%.  Our state income tax rate increased in 2020 due to additional state tax filings.  Nondeductible expenses also increased year over year.

The Company expects continued future volatility in its effective tax rate as the tax effects of share-based compensation will be impacted by market fluctuations in our stock price. The future effective tax rate could also experience volatility from federal and state tax incentives, unanticipated federal and state tax legislative changes, and unanticipated fluctuations in earnings.

Liquidity and Capital Resources

Management believes its available cash, marketable securities and expected cash flow from operations will be sufficient to fund the Company’s short-term operating and capital requirements. Expected short-term uses of cash include dividend payments, repurchases of our Class A common stock, interest on indebtedness and maturities of outstanding debt in January 2021, income tax payments, seed money for new products, ongoing technology enhancements, Advisor transition loans, capital expenditures, and collateral funding for margin accounts established to support derivative positions, and could include strategic acquisitions.

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

Pay Dividends

We paid quarterly dividends on our Class A common stock that resulted in financing cash outflows of $33.6 million and $38.2 million for the first six months of 2020 and 2019, respectively.

The Board of Directors approved a dividend on our Class A common stock of $0.25 per share with an August 3, 2020 payment date and a July 13, 2020 record date. The total dividend to be paid on August 3, 2020 is $16.3 million.

Repurchase Our Stock

We repurchased 5,275,805 shares and 4,369,219 shares of our Class A common stock in the open market or privately during the six months ended June 30, 2020 and 2019, respectively, resulting in share repurchases of $72.0 million and $76.0 million, respectively.  We continue to engage in an active share repurchase plan as part of our ongoing capital management plan.

Finance Growth Objectives

We use cash to fund growth in our distribution channels. We continue to invest in our wealth management channel by offering home office resources, wholesaling efforts, enhanced technology tools, including the modernization of our wealth management platforms, and Advisor transition loans. Our unaffiliated channel requires cash outlays for wholesaler commissions and commissions to third parties on deferred-load product sales and technology enhancements for asset management and distribution. We also provide seed money for new products to further enhance our product offerings and distribution efforts.  As we continue to advance our investment in improved technology, we expect increased costs in this area in the near term.

Cash Flows

Cash from operations is our primary source of funds. Cash from operations increased $5.6 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.  The increase is primarily due to cash inflows during the first six months of 2020 as compared to cash outflows during first six months of 2019 related to our total return swap and is partially offset by lower net income.

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

The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2020, have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.

The Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Part II.	Other Information

Item 1A.	Risk Factors

Except as noted below, there have been no material changes to the Company’s Risk Factors from those previously reported in the Company’s 2019 Form 10-K.

The COVID-19 Pandemic Could Have a Material Adverse Effect on Our Business, Results of Operations or Financial Condition.  The ongoing COVID-19 pandemic has caused significant disruption in global financial markets, including significant volatility in the securities markets.  Declines in our AUM and AUA negatively impact our future revenues, earnings and growth prospects.  In addition, certain of the risk factors set forth in the 2019 Form 10-K could be heightened by the effects of COVID-19 pandemic and related economic conditions resulting in a material adverse effect on our business, results of operations or financial condition, including due to:

●	declines in the securities markets or our Funds’ performance, which could result in decreased sales and increased redemptions;
●	unprecedented market dislocation and disparate impact on particular businesses and industries;
●	availability of financing capital;
●	disruption of worldwide supply chains;
●	negative impacts to our distribution channels or other financial institutions with which we do business;
●	a work-from-home environment, which could result in reductions in our operating effectiveness or efficiency, increased operational, compliance and cybersecurity risks, the failure of controls and risk management policies to identify and manage risks, or the failure or breach of our operational or security systems or our technology infrastructure;

●	the unavailability of key personnel necessary to conduct our business activities and operational challenges and costs associated with the return of employees from their remote working environments to the workplace;
●	travel and visitation restrictions that limit our ability to engage with management of businesses in which we invest or may invest and with clients and business partners;
●	the ability of Advisors to interact with clients and access their leased office spaces;
●	actions and recommendations of federal, state and local governments in response to the COVID-19 pandemic; or
●	our inability to reduce the level of our expenses to align with decreases in our revenues.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information about the shares of Class A common stock we repurchased during the second quarter of 2020.

			Total Number of	Maximum Number (or
			Shares	Approximate Dollar
			Purchased as	Value) of Shares That
	Total Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under The
Period	Purchased	per Share	Program (1)	Program (1)
April 1 - April 30	1,105,847	$11.92	898,515	n/a
May 1 - May 31	350,000	13.32	350,000	n/a
June 1 - June 30	12,520	15.59	—	n/a
Total	1,468,367	$12.28	1,248,515
(1)	In October 2012, our Board of Directors approved a program to repurchase shares of our Class A common stock on the open market. Under the repurchase program, we are authorized to repurchase, in any seven-day period, the greater of (i) 3% of our outstanding Class A common stock or (ii) $50 million of our Class A common stock. We may repurchase our Class A common stock in privately negotiated transactions or through the New York Stock Exchange, other national or regional market systems, electronic communication networks or alternative trading systems. Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased. We continue to engage in an active share repurchase plan.

During the second quarter of 2020, 219,852 shares were purchased in connection with funding employee income tax withholding obligations arising from the vesting of restricted shares.

Item 6.	Exhibits

10.1

Waddell & Reed Financial, Inc. Stock Incentive Plan, as amended and restated. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-13913, on April 30, 2020 and incorporated herein by reference.

31.1*	Section 302 Certification of Chief Executive Officer

31.2*	Section 302 Certification of Chief Financial Officer

32.1**	Section 906 Certification of Chief Executive Officer

32.2**	Section 906 Certification of Chief Financial Officer

101*

Materials from the Waddell & Reed Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Unaudited Consolidated Financial Statements, tagged in detail.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Filed herewith

**   Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of July 2020.

WADDELL & REED FINANCIAL, INC.

By:	/s/ Philip J. Sanders
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Benjamin R. Clouse
Senior Vice President and Chief Financial Officer (Principal Financial Officer)
By:	/s/ Michael J. Daley
Vice President, Chief Accounting Officer, Investor Relations and Treasurer (Principal Accounting Officer)