Form 10-Q
period 2020-09-30
WADDELL & REED FINANCIAL INC
filed 2020-10-30
CIK 1052100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Class	Outstanding as of October 23, 2020
Class A common stock, $.01 par value	62,547,588

WADDELL & REED FINANCIAL, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

Quarter Ended September 30, 2020

		Page No.

Part I.	Financial Information

Item 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets at September 30, 2020 and December 31, 2019	3

	Consolidated Statements of Income for the three and nine months ended September 30, 2020 and September 30, 2019	4

	Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and September 30, 2019	5

	Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interests for the three and nine months ended September 30, 2020 and September 30, 2019	6

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and September 30, 2019	7

	Notes to the Unaudited Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	41

Part II.	Other Information

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 6.	Exhibits	44

	Signatures	45

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	September 30,
	2020	December 31,
	(Unaudited)	2019
Assets:
Cash and cash equivalents	$165,259	151,815
Cash and cash equivalents - restricted	61,933	74,325
Investment securities	579,344	688,346
Receivables:
Funds and separate accounts	13,050	15,167
Customers and other	57,781	80,089
Prepaid expenses and other current assets	35,946	31,655
Total current assets	913,313	1,041,397

Property and equipment, net	27,213	34,726
Goodwill and identifiable intangible assets	145,869	145,869
Deferred income taxes	15,676	14,418
Other non-current assets	23,359	29,918
Total assets	$1,125,430	1,266,328

Liabilities:
Accounts payable	$17,509	20,123
Payable to investment companies for securities	17,443	36,883
Payable to third party brokers	16,559	17,123
Payable to customers	81,265	84,558
Short-term notes payable	94,980	—
Accrued compensation	65,896	79,507
Other current liabilities	56,515	71,001
Total current liabilities	350,167	309,195

Long-term debt	—	94,926
Accrued pension and postretirement costs	579	3,145
Other non-current liabilities	27,173	30,960
Total liabilities	377,919	438,226

Redeemable noncontrolling interests	—	19,205

Stockholders’ equity:
Preferred stock—$1.00 par value: 5,000 shares authorized; none issued	—	—
Class A Common stock—$0.01 par value: 250,000 shares authorized; 99,701 shares issued; 62,548 shares outstanding (68,847 at December 31, 2019)	997	997
Additional paid-in capital	296,220	312,693
Retained earnings	1,270,678	1,241,598
Cost of 37,153 common shares in treasury (30,854 at December 31, 2019)	(824,309)	(749,625)
Accumulated other comprehensive income	3,925	3,234
Total stockholders’ equity	747,511	808,897

Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,125,430	1,266,328

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited, in thousands, except for per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019

Revenues:
Investment management fees	$106,617	111,806	$307,660	334,438
Underwriting and distribution fees	139,456	135,787	400,032	395,527
Shareholder service fees	21,597	23,087	63,745	70,279
Total	267,670	270,680	771,437	800,244

Operating expenses:
Distribution	122,195	117,425	350,104	343,696
Compensation and benefits (including share-based compensation of $11,080, $11,580, $33,595, and $35,471 respectively)	62,416	64,999	182,704	191,718
General and administrative	19,156	16,680	58,278	47,421
Technology	14,250	15,019	41,989	47,769
Occupancy	4,160	5,684	13,160	19,100
Marketing and advertising	1,370	2,134	4,385	6,497
Depreciation	2,998	4,833	9,720	16,062
Subadvisory fees	3,490	3,882	10,444	11,154
Total	230,035	230,656	670,784	683,417

Operating income	37,635	40,024	100,653	116,827
Investment and other income	5,449	5,212	12,852	23,690
Interest expense	(1,542)	(1,562)	(4,630)	(4,662)

Income before provision for income taxes	41,542	43,674	108,875	135,855
Provision for income taxes	10,296	10,175	29,341	35,036
Net income	31,246	33,499	79,534	100,819
Net income attributable to redeemable noncontrolling interests	723	445	2,201	1,763
Net income attributable to Waddell & Reed Financial, Inc.	$30,523	33,054	$77,333	99,056

Net income per share attributable to Waddell and Reed Financial, Inc. common shareholders, basic and diluted:	$0.48	0.46	$1.18	1.33

Weighted average shares outstanding, basic and diluted:	64,240	72,387	65,795	74,446

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019

Net income	$31,246	33,499	$79,534	100,819

Other comprehensive (loss) income:

Unrealized (loss) gain on available for sale investment securities during the period, net of income tax (benefit) expense of $(161), $92, $274 and $1,011, respectively	(511)	296	842	3,235

Postretirement benefit, net of income tax benefit of $(16), $(30), $(50) and $(88), respectively	(51)	(94)	(151)	(283)

Comprehensive income	30,684	33,701	80,225	103,771
Comprehensive income attributable to redeemable noncontrolling interests	723	445	2,201	1,763
Comprehensive income attributable to Waddell & Reed Financial, Inc.	$29,961	33,256	$78,024	102,008

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interests

(Unaudited, in thousands)

	For the three months ended September 30,
						Accumulated		Redeemable
			Additional			Other	Total	Non
	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’	Controlling
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity	Interests
Balance at June 30, 2019	99,701	$997	294,487	1,227,314	(669,223)	3,081	856,656	15,115
Net income	—	—	—	33,054	—	—	33,054	445
Net subscription of redeemable noncontrolling interests in sponsored funds	—	—	—	—	—	—	—	1,353
Recognition of equity compensation	—	—	8,024	57	—	—	8,081	—
Net issuance/forfeiture of nonvested shares	—	—	627	—	(627)	—	—	—
Dividends accrued, $0.25 per share	—	—	—	(17,748)	—	—	(17,748)	—
Repurchase of common stock	—	—	—	—	(40,715)	—	(40,715)	—
Other comprehensive income	—	—	—	—	—	202	202	—
Balance at September 30, 2019	99,701	$997	303,138	1,242,677	(710,565)	3,283	839,530	16,913

Balance at June 30, 2020	99,701	$997	289,439	1,255,770	(783,990)	4,487	766,703	25,857
Net income	—	—	—	30,523	—	—	30,523	723
Net deconsolidation of redeemable noncontrolling interests in sponsored funds	—	—	—	—	—	—	—	(26,580)
Recognition of equity compensation	—	—	6,514	20	—	—	6,534	—
Net issuance/forfeiture of nonvested shares	—	—	267	—	(267)	—	—	—
Dividends accrued, $0.25 per share	—	—	—	(15,635)	—	—	(15,635)	—
Repurchase of common stock	—	—	—	—	(40,052)	—	(40,052)	—
Other comprehensive loss	—	—	—	—	—	(562)	(562)	—
Balance at September 30, 2020	99,701	$997	296,220	1,270,678	(824,309)	3,925	747,511	—

	For the nine months ended September 30,
						Accumulated		Redeemable
			Additional			Other	Total	Non
	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’	Controlling
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity	interest
Balance at December 31, 2018	99,701	$997	311,264	1,198,445	(627,587)	331	883,450	11,463
Net income	—	—	—	99,056	—	—	99,056	1,763
Net subscription of redeemable noncontrolling interests in sponsored funds	—	—	—	—	—	—	—	3,687
Recognition of equity compensation	—	—	25,573	297	—	—	25,870	—
Net issuance/forfeiture of nonvested shares	—	—	(33,699)	—	33,699	—	—	—
Dividends accrued, $0.75 per share	—	—	—	(55,121)	—	—	(55,121)	—
Repurchase of common stock	—	—	—	—	(116,677)	—	(116,677)	—
Other comprehensive income	—	—	—	—	—	2,952	2,952	—
Balance at September 30, 2019	99,701	$997	303,138	1,242,677	(710,565)	3,283	839,530	16,913

Balance at December 31, 2019	99,701	$997	312,693	1,241,598	(749,625)	3,234	808,897	19,205
Net income	—	—	—	77,333	—	—	77,333	2,201
Net deconsolidation of redeemable noncontrolling interests in sponsored funds	—	—	—	—	—	—	—	(21,406)
Recognition of equity compensation	—	—	20,895	110	—	—	21,005	—
Net issuance/forfeiture of nonvested shares	—	—	(37,368)		37,368	—	—	—
Dividends accrued, $0.75 per share	—	—	—	(48,363)	—	—	(48,363)	—
Repurchase of common stock	—	—	—	—	(112,052)	—	(112,052)	—
Other comprehensive income	—	—	—	—	—	691	691	—
Balance at September 30, 2020	99,701	$997	296,220	1,270,678	(824,309)	3,925	747,511	—

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the nine months ended September 30,
	2020	2019

Cash flows from operating activities:
Net income	$79,534	100,819
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,368	16,057
Amortization of deferred sales commissions	1,180	1,492
Share-based compensation	33,595	35,471
Investments and derivatives loss (gain), net of collateral	1,688	(15,250)
Net purchases, maturities, and sales of trading and equity securities	22,468	(47,641)
Deferred income taxes	(1,480)	4,622
Net change in equity securities and trading debt securities held by consolidated sponsored funds	(10,886)	16,697
Other	(1,096)	1,273
Changes in assets and liabilities:
Customer and other receivables	3,801	70,220
Payable to investment companies for securities and payable to customers	(22,733)	(105,953)
Receivables from funds and separate accounts	2,117	3,360
Other assets	4,064	14,784
Accounts payable and payable to third party brokers	(6,383)	(10,243)
Other liabilities	(23,265)	(1,477)
Net cash provided by operating activities	$91,972	84,231

Cash flows from investing activities:
Purchases of available for sale and equity method securities	(28,286)	(149,835)
Proceeds from sales of available for sale and equity method securities	3,257	19,667
Proceeds from maturities of available for sale securities	96,420	116,197
Proceeds from sale of property and equipment	2,262	—
Additions to property and equipment	(7,445)	(4,189)
Net cash provided by (used in) investing activities	$66,208	(18,160)

Cash flows from financing activities:
Dividends paid	(49,939)	(56,560)
Repurchase of common stock	(112,865)	(118,668)
Net subscriptions (redemptions, distributions and deconsolidations) of redeemable noncontrolling interests in sponsored funds	5,807	3,687
Other	(131)	(168)
Net cash used in financing activities	$(157,128)	(171,709)

Net increase (decrease) in cash, cash equivalents and restricted cash	1,052	(105,638)
Cash, cash equivalents, and restricted cash at beginning of period	226,140	291,555
Cash, cash equivalents, and restricted cash at end of period	$227,192	185,917

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Significant Accounting Policies

Waddell & Reed Financial, Inc. and Subsidiaries

Waddell & Reed Financial, Inc. (hereinafter referred to as the “Company,” “we,” “our” or “us”) is a holding company, incorporated in the state of Delaware in 1981, that conducts business through its subsidiaries. Founded in 1937, we are one of the oldest mutual fund complexes in the United States, having introduced the former Waddell & Reed Advisors group of mutual funds (the “Advisors Funds”) in 1940. Over time, we added additional mutual funds: Ivy Funds (the “Ivy Funds”); Ivy Variable Insurance Portfolios, our variable product offering (“Ivy VIP”); InvestEd Portfolios, our 529 college savings plan (“InvestEd”); and the Ivy High Income Opportunities Fund, a closed-end mutual fund (“IVH”) (collectively, Ivy Funds, Ivy VIP, InvestEd and IVH are referred to as the “Funds”).  In addition to the Funds, our assets under management (“AUM”) include institutional managed accounts.  As of September 30, 2020, we had $67.9 billion in AUM.

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

The Company continues to proactively manage business continuity and safety considerations as circumstances of the coronavirus disease 2019 (“COVID-19”) evolve. Our leadership team’s priority is on ensuring the health and safety of all employees, clients, Advisors and communities, while also ensuring full continuity of service and access.  The Company started transitioning to a work from home environment early in March 2020 and has been following the Centers for Disease Control and Prevention and local authorities’ recommendations on safe practices throughout this process.  We have undertaken a number of steps to facilitate safety, security and full continuity of service, including:

●	Our Enterprise Preparedness Team and COVID-19 steering committee continue to meet regularly to assess developments and determine the best action to ensure business continuity and the safety of our employees and partners.
●	We have adopted interim business practices, including restricting business travel, requiring meetings to take place via remote access tools, adopting safety protocols to limit the potential for exposure, adopting social distancing practices, implementing a clearly-defined approval process for reentry to any worksite, advising personnel on preventive measures and offering remote collaboration and productivity tools and training resources to our employees.
●	We enhanced monitoring and capabilities of our systems to allow our remote workforce to function efficiently and have continued our educational and monitoring practices to ensure there are no compromises to confidentiality, privacy and cybersecurity requirements.
●	The Ivy investment management and distribution teams transitioned seamlessly to remote working. Our teams have a strong heritage of active collaboration which has migrated to a virtual environment without compromise.

●	Within our wealth management business, the majority of Advisors are working from temporary locations. We are demonstrating our differentiated service and support model by continuing regular communications with Advisors as well as delivering additional advisor and client focused resources.

●	We have not initiated any layoffs, furloughs or reduced hours. As we implemented our business continuity plans, we have intentionally maintained the same pay practices for all of our employees based upon their regular work schedule, paid spot bonuses to certain employees, implemented a temporary hourly wage increase to designated client services personnel, increased certain benefit coverages for specific COVID-19 related treatments through December and increased our philanthropic contributions to local organizations to help support the COVID-19 responses in our community.

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

In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only a normal and recurring nature) necessary to present fairly our financial position at September 30, 2020 and the results of operations and cash flows for the three and nine months ended September 30, 2020 and 2019 in conformity with accounting principles generally accepted in the United States.

Assets Held for Sale

Assets held for sale included real property related to our corporate headquarters move and aviation equipment.  The nine months ended September 30, 2020 included asset impairment charges of $0.9 million on assets held for sale, which were recorded in general and administrative expenses in our consolidated statements of income. During the third quarter of 2020, the aviation equipment was sold.  As of September 30, 2020, $3.8 million of buildings and $1.9 million of land that were held for sale were included in Property and equipment, net on our consolidated balance sheets.  As of December 31, 2019, $3.1 million of equipment, $3.8 million of buildings and $1.9 million of land that were held for sale were included in Property and equipment, net on our consolidated balance sheets.  The Company intends to actively pursue the sale of remaining assets held for sale at market prices as soon as reasonably possible.

Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract

As of September 30, 2020, the Company had $5.3 million of capitalized implementation costs for hosting arrangements with $215 thousand of accumulated amortization in prepaid and other current assets on the consolidated balance sheet. Our hosting arrangements that are service contracts include internal and external costs related to various technology additions in support of our asset management and wealth management businesses. Amortization costs are recorded on a straight-line basis over the term of the hosting arrangement agreement.

2.	New Accounting Guidance

Accounting Guidance Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies and improves the consistent application of the accounting for income taxes by removing certain exceptions to general principles and by clarifying and amending existing guidance.  This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We have concluded that the adoption of this ASU will have an immaterial impact on our consolidated financial statements and related disclosures.

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

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Investment management fees:
Funds	$103,443	107,926	298,712	322,678
Institutional	3,174	3,880	8,948	11,760
Total investment management fees	$106,617	111,806	307,660	334,438
Underwriting and distribution fees:
Unaffiliated
Service and distribution fees	$14,623	16,286	43,569	49,366
Sales commissions	223	364	1,047	1,300
Other revenues	82	67	308	242
Total unaffiliated distribution fees	$14,928	16,717	44,924	50,908
Wealth Management
Advisory fees	$82,591	73,356	232,243	208,806
Service and distribution fees	15,305	16,143	43,494	47,589
Sales commissions	17,847	20,544	53,538	60,959
Other revenues	8,785	9,027	25,833	27,265
Total wealth management distribution fees	124,528	119,070	355,108	344,619
Total distribution fees	$139,456	135,787	400,032	395,527
Shareholder service fees:
Total shareholder service fees	$21,597	23,087	63,745	70,279

Total revenues	$267,670	270,680	771,437	800,244

4.	Investment Securities

Investment securities at September 30, 2020 and December 31, 2019 were as follows:

	September 30,	December 31,
	2020	2019

	(in thousands)
Available for sale securities:
Commercial paper	$9,714	1,977
Corporate bonds	180,203	254,291
Total available for sale securities	189,917	256,268
Trading debt securities:
Commercial paper	18,774	1,977
Corporate bonds	70,984	84,920
U.S. Treasury bills	—	5,979
Mortgage-backed securities	1	4
Term loans	44,994	44,268
Consolidated sponsored funds	—	43,567
Total trading securities	134,753	180,715
Equity securities:
Common stock	34,206	34,945
Sponsored funds	149,857	178,386
Sponsored privately offered funds	924	845
Total equity securities	184,987	214,176
Equity method securities:
Sponsored funds	69,687	37,187
Total securities	$579,344	688,346

Commercial paper and corporate bonds accounted for as available for sale and held as of September 30, 2020 mature as follows:

	Amortized
	cost	Fair value

	(in thousands)
Within one year	$64,321	65,057
After one year but within five years	121,170	124,860
	$185,491	189,917

Commercial paper, corporate bonds, mortgage-backed securities and term loans accounted for as trading and held as of September 30, 2020 mature as follows:

Fair value
(in thousands)
Within one year	$29,580
After one year but within five years	83,508
After five years but within 10 years	21,665
$134,753

The following is a summary of the gross unrealized gains (losses) related to securities classified as available for sale at September 30, 2020:

	Amortized	Unrealized	Unrealized
	cost	gains	losses	Fair value

	(in thousands)
Available for sale securities:
Commercial paper	$9,720	3	(9)	9,714
Corporate bonds	175,771	4,432	—	180,203
	$185,491	4,435	(9)	189,917

The following is a summary of the gross unrealized gains (losses) related to securities classified as available for sale at December 31, 2019:

	Amortized	Unrealized	Unrealized
	cost	gains	losses	Fair value

	(in thousands)
Available for sale securities:
Commercial paper	$1,976	1	—	1,977
Corporate bonds	250,982	3,314	(5)	254,291
	$252,958	3,315	(5)	256,268

A summary of available for sale investment securities with fair values below carrying values at September 30, 2020 is as follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses

(in thousands)
Commercial paper	$2,420	(9)	—	—	2,420	(9)

A summary of available for sale investment securities with fair values below carrying values at December 31, 2019 is as follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses

(in thousands)
Corporate bonds	$4,538	—	8,056	(5)	12,594	(5)

The Company’s investment portfolio included one available for sale security in an unrealized loss position at September 30, 2020.

The Company evaluated available for sale securities in an unrealized loss position at September 30, 2020, including reviewing credit ratings, assessing the extent of losses, and considering the impact of market conditions for each individual security.  The Company concluded no allowance for credit losses was necessary as it expects to recover the entire amortized cost basis of each security.  The unrealized losses in the Company’s investment portfolio were primarily caused by changes in interest rates.  At this time, the Company does not intend to sell, and does not believe it will be required to sell these securities before recovery of their amortized cost.

For equity securities held at the end of the period, net unrealized gains of $7.3 million and net unrealized losses of $0.2 million were recognized for the three months ended September 30, 2020 and September 30, 2019, respectively and net unrealized losses of $0.5 million and net unrealized gains of $17.9 million were recognized for the nine months ended September 30, 2020 and September 30, 2019, respectively.

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

Consolidated Sponsored Funds

The following table details the balances related to consolidated sponsored funds at September 30, 2020 and December 31, 2019, as well as the Company’s net interest in these funds:

	September 30,	December 31,
	2020	2019

	(in thousands)
Cash	$—	1,530
Investments	—	43,567
Other assets	—	483
Other liabilities	—	—
Redeemable noncontrolling interests	—	(19,205)
Net interest in consolidated sponsored funds	$—	26,375

During the third quarter of 2020, we deconsolidated one Ivy Fund in which we had provided initial seed capital at the time of the fund’s formation due to no longer having a controlling financial interest in the fund.

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

The following tables summarize our investment securities as of September 30, 2020 and December 31, 2019 that are recognized in our consolidated balance sheets using fair value measurements based on the differing levels of inputs.

September 30, 2020	Level 1	Level 2	Level 3	Other Assets Held at Net Asset Value	Total

	(in thousands)
Cash equivalents: (1)
Money market funds	$45,007	—	—	—	45,007
Commercial paper	—	23,316	—	—	23,316
Total cash equivalents	$45,007	23,316	—	—	68,323
Available for sale securities:
Commercial paper	$—	9,714	—	—	9,714
Corporate bonds	$—	180,203	—	—	180,203
Trading debt securities:
Commercial paper	—	18,774	—	—	18,774
Corporate bonds	—	70,984	—		70,984
Mortgage-backed securities	—	1	—	—	1
Term loans	—	43,288	1,706	—	44,994
Equity securities:
Common stock	34,206	—	—	—	34,206
Sponsored funds	149,857	—	—	—	149,857
Sponsored privately offered funds measured at net asset value (2)	—	—	—	924	924
Equity method securities: (3)
Sponsored funds	69,687	—	—	—	69,687
Total investment securities	$253,750	322,964	1,706	924	579,344

December 31, 2019	Level 1	Level 2	Level 3	Other Assets Held at Net Asset Value	Total

	(in thousands)
Cash equivalents: (1)
Money market funds	$4,203	—	—	—	4,203
Commercial paper	—	38,143	—	—	38,143
Total cash equivalents	$4,203	38,143	—	—	42,346
Available for sale securities:
Commercial paper	$—	1,977	—	—	1,977
Corporate bonds	—	254,291	—	—	254,291
Trading debt securities:
Commercial paper	—	1,977	—	—	1,977
Corporate bonds	—	84,920	—		84,920
U.S. Treasury bills	—	5,979	—	—	5,979
Mortgage-backed securities	—	4	—	—	4
Term loans	—	40,368	3,900	—	44,268
Consolidated sponsored funds	—	43,567	—	—	43,567
Equity securities:
Common stock	34,942	—	3	—	34,945
Sponsored funds	178,386	—	—	—	178,386
Sponsored privately offered funds measured at net asset value (2)	—	—	—	845	845
Equity method securities: (3)
Sponsored funds	37,187	—	—	—	37,187
Total investment securities	$250,515	433,083	3,903	845	688,346

(1)	Cash equivalents include highly liquid investments with original maturities of 90 days or less. Cash investments in actively traded money market funds are measured at net asset value and are classified as Level 1. Cash investments in commercial paper are measured at cost, which approximates fair value because of the short time between purchase of the instrument and its expected realization and are classified as Level 2.

(2)	Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

(3)	The Company’s equity method investments are investment companies that record their underlying investments at fair value.

The following table summarizes the activity of investments categorized as Level 3 for the nine months ended September 30, 2020:

For the nine months ended
September 30, 2020
(in thousands)
Level 3 assets at December 31, 2019	$3,903
Additions	6,501
Transfers in to level 3	11,086
Transfers out of level 3	(15,622)
Losses in Investment and other income	(1,026)
Redemptions/Paydowns	(3,136)
Level 3 assets at September 30, 2020	$1,706

Change in unrealized losses for Level 3 assets held at September 30, 2020	$(9)

5.	Derivative Financial Instruments

The Company has in place an economic hedge program that uses total return swap contracts to hedge market risk related to its investments in certain sponsored funds.  Certain of the consolidated sponsored funds may utilize derivative financial instruments within their portfolios in pursuit of their stated investment objectives.  We do not hedge for speculative purposes.

The Company was party to 10 total return swap contracts with a combined notional value of $271.2 million and 14 total return swap contracts with a combined notional value of $228.2 million as of September 30, 2020 and December 31, 2019, respectively. These derivative financial instruments are not designated as hedges for accounting purposes.  Changes in fair value of the total return swap contracts are recognized in Investment and other income in the Company’s consolidated statements of income.

The counterparties of the total return swap contracts posted $3.2 million in cash collateral with the Company as of September 30, 2020, which is included in accounts payable in the Company’s consolidated balance sheet.  The Company posted $3.7 million in cash collateral with the counterparties of the total return swap contracts as of December 31, 2019, which is included in customers and other receivables in the Company’s consolidated balance sheet. The Company does not record its fair value in derivative transactions against the posted collateral.

The following table presents the fair value of the derivative financial instruments as of September 30, 2020 and December 31, 2019 and is calculated based on Level 2 inputs:

		September 30,	December 31,
	Balance sheet	2020	2019
	location	Fair value	Fair value

		(in thousands)
Total return swap contracts	Prepaid expenses and other current assets	$2,017	—
Total return swap contracts	Other current liabilities	—	3,990
Net total return swap asset (liability)		$2,017	(3,990)

The following is a summary of net (losses) gains recognized in income for the three and nine months ended September 30, 2020 and September 30, 2019:

		Three months ended		Nine months ended
	Income statement	September 30,		September 30,
	location	2020	2019	2020	2019

		(in thousands)		(in thousands)
Total return swap contracts	Investment and other income	$(14,191)	135	$(2,571)	(25,728)

6.	Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of purchase price over the tangible assets and identifiable intangible assets of an acquired business.  Our goodwill is not deductible for tax purposes.  The Company performs an annual goodwill impairment assessment during the second quarter of each year and identified no impairment during the current year’s assessment.   Goodwill and identifiable intangible assets (all considered indefinite lived) at September 30, 2020 and December 31, 2019 are as follows:

	September 30,	December 31,
	2020	2019

	(in thousands)
Goodwill	$106,970	106,970

Mutual fund management advisory contracts	38,699	38,699
Other	200	200
Total identifiable intangible assets	38,899	38,899

Total	$145,869	145,869

7.	Indebtedness

Debt is reported at its carrying amount in the consolidated balance sheets.  The fair value, calculated based on Level 2 inputs, of the Company’s senior unsecured notes maturing January 13, 2021 was $96.2 million at September 30, 2020 compared to the carrying value net of debt issuance costs of $95.0 million, which is listed under short-term notes payable in the consolidated balance sheet.

On October 20, 2020, we entered into a 364-day unsecured revolving credit facility (the “New Credit Facility”) with various lenders, which initially provides for borrowings of up to $100.0 million and may be expanded to $200.0 million. The New Credit Facility replaced the prior credit facility, which was set to terminate in October 2020. The covenants in the New Credit Facility are consistent with the covenants in the prior credit facility, including the required consolidated leverage ratio and the consolidated interest coverage ratio.

8.	Income Tax Uncertainties

In the accompanying consolidated balance sheets, unrecognized tax benefits that are not expected to be settled within the next 12 months are included in other liabilities; unrecognized tax benefits that are expected to be settled within the next 12 months are included in other current liabilities; unrecognized tax benefits that reduce a net operating loss, similar tax loss, or tax credit carryforward are presented as a reduction to non-current deferred income taxes. As of September 30, 2020 and December 31, 2019, the Company’s consolidated balance sheets included unrecognized tax benefits, including penalties and interest, of $2.1 million ($1.8 million net of federal benefit) and $2.0 million ($1.7 million net of federal benefit), respectively, that if recognized, would impact the Company’s effective tax rate.

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

9.	Pension Plan and Postretirement Benefits Other Than Pension

Benefits payable under our noncontributory retirement plan that covers substantially all employees and certain vested employees of our former parent company (the “Pension Plan”) were based on employees’ years of service and compensation during the final 10 years of employment. On July 26, 2017, the Compensation Committee of the Company’s Board of Directors (“Compensation Committee”) approved an amendment to freeze the Pension Plan, effective September 30, 2017.  After September 30, 2017, participants in the Pension Plan ceased accruing additional benefits for future service or compensation. Participants retained benefits accumulated as of September 30, 2017 in accordance with the terms of the Pension Plan. The Compensation Committee approved the termination of the Pension Plan, effective June 1, 2019.  The Company is currently performing the administrative actions required to terminate the Pension Plan in a standard termination, as defined by the Pension Benefit Guaranty Corporation.

In connection with the termination of the Pension Plan, in July 2020, the Company contributed $3.7 million dollars to the Pension Plan. Payments were made in July 2020 from the Pension Plan to participants, beneficiaries and alternate payees that elected to receive a lump sum distribution and to the selected annuity provider that has assumed the liabilities of the Pension Plan.  As part of the assumption of Pension Plan liabilities by the annuity provider, the Company relieved the pension liability on its balance sheet and recorded settlement losses in the amount of $1.3 million during the third quarter of 2020.

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

			Other				Other
	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	Three months ended September 30,		Three months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019	2020	2019	2020	2019

	(in thousands)				(in thousands)
Components of net periodic benefit cost:
Interest cost	$439	1,537	$4	9	$3,071	4,610	$12	25
Expected return on plan assets	(374)	(1,579)	—	—	(2,618)	(4,736)	—	—
Actuarial gain amortization	—	—	(67)	(124)	—	—	(201)	(371)
Settlement loss	1,272	—	—	—	1,272	—	—	—
Total	$1,337	(42)	$(63)	(115)	$1,725	(126)	$(189)	(346)

10.	Stockholders’ Equity

Earnings per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands, except per share amounts)
Net income attributable to Waddell & Reed Financial, Inc.	$30,523	33,054	$77,333	99,056

Weighted average shares outstanding, basic and diluted	64,240	72,387	65,795	74,446

Earnings per share, basic and diluted	$0.48	0.46	$1.18	1.33

Dividends

During the quarter, the Board of Directors declared a quarterly dividend on our Class A common stock in the amount of $0.25 per share with a November 2, 2020 payment date and an October 12, 2020 record date. The total dividend to be paid on November 2, 2020 is $15.6 million.

Common Stock Repurchases

The Board of Directors has authorized the repurchase of our Class A common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including issuing shares to employees in our stock-based compensation programs.

There were 2,617,108 shares and 2,480,019 shares repurchased in the open market or privately during the three months ended September 30, 2020 and 2019, respectively, which includes 19 shares repurchased from employees who tendered shares to cover income tax withholdings with respect to vesting of stock awards during the three months ended September 30, 2019.  There were 7,892,913 shares and 6,849,238 shares repurchased in the open market or privately during the nine months ended September 30, 2020 and 2019, respectively, which includes 451,245 shares and 440,002 shares, respectively, repurchased from employees who tendered shares to cover income tax withholdings with respect to vesting of stock awards during these two reporting periods.

Accumulated Other Comprehensive Income

The following tables summarize accumulated other comprehensive income activity for the three and nine months ended September 30, 2020 and September 30, 2019.

	For the three months ended September 30,
			Total
	Unrealized	Postretirement	accumulated
	gains (losses) on	benefits	other
	AFS investment	unrealized	comprehensive
	securities	gains (losses)	income (loss)

	(in thousands)
Balance at June 30, 2020	$3,874	613	4,487
Other comprehensive loss before reclassification	(371)	—	(371)
Amount reclassified from accumulated other comprehensive income	(140)	(51)	(191)
Net current period other comprehensive loss	(511)	(51)	(562)
Balance at September 30, 2020	$3,363	562	3,925

Balance at June 30, 2019	$2,142	939	3,081
Other comprehensive income before reclassification	379	—	379
Amount reclassified from accumulated other comprehensive income	(83)	(94)	(177)
Net current period other comprehensive income (loss)	296	(94)	202
Balance at September 30, 2019	$2,438	845	3,283

	For the nine months ended September 30,
			Total
	Unrealized	Postretirement	accumulated
	gains (losses)	benefits	other
	on investment	unrealized	comprehensive
	securities	gains (losses)	income (loss)

	(in thousands)
Balance at December 31, 2019	$2,521	713	3,234
Other comprehensive income before reclassification	1,344	—	1,344
Amount reclassified from accumulated other comprehensive income	(502)	(151)	(653)
Net current period other comprehensive income (loss)	842	(151)	691
Balance at September 30, 2020	$3,363	562	3,925

Balance at December 31, 2018	$(797)	1,128	331
Other comprehensive income before reclassification	3,413	—	3,413
Amount reclassified from accumulated other comprehensive income	(178)	(283)	(461)
Net current period other comprehensive income (loss)	3,235	(283)	2,952
Balance at September 30, 2019	$2,438	845	3,283

Reclassifications from accumulated other comprehensive income (loss) and included in net income are summarized in the tables that follow.

		Tax
For the three months ended September 30, 2020	Pre-tax	expense	Net of tax	Statement of income line item

	(in thousands)
Reclassifications included in net income:
Gains on available for sale debt securities	$184	(44)	140	Investment and other income
Amortization of postretirement benefits	67	(16)	51	Compensation and benefits
Total	$251	(60)	191

		Tax
For the three months ended September 30, 2019	Pre-tax	expense	Net of tax	Statement of income line item

	(in thousands)
Reclassifications included in net income:
Gains on available for sale debt securities	$109	(26)	83	Investment and other income
Amortization of postretirement benefits	$124	(30)	94	Compensation and benefits
Total	$233	(56)	177

		Tax
For the nine months ended September 30, 2020	Pre-tax	expense	Net of tax	Statement of income line item

	(in thousands)
Reclassifications included in net income:
Gains on available for sale debt securities	$661	(159)	502	Investment and other income
Amortization of postretirement benefits	201	(50)	151	Compensation and benefits
Total	$862	(209)	653

		Tax
For the nine months ended September 30, 2019	Pre-tax	expense	Net of tax	Statement of income line item

	(in thousands)
Reclassifications included in net income:
Gains on available for sale debt securities	$234	(56)	178	Investment and other income
Amortization of postretirement benefits	371	(88)	283	Compensation and benefits
Total	$605	(144)	461

11.	Leases

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

The components of lease expense were as follows:

	Three months ended September 30,
	2020	2019

	(in thousands)
Operating Lease Cost	$2,903	$4,189

Finance Lease Cost:
Amortization of ROU assets	$42	$80
Interest on lease liabilities	2	8
Total	$44	$88

	Nine months ended September 30,
	2020	2019

	(in thousands)
Operating Lease Cost	$9,164	$14,472

Finance Lease Cost:
Amortization of ROU assets	$149	$224
Interest on lease liabilities	15	23
Total	$164	$247

Supplemental cash flow information related to leases was as follows:

	Nine months ended September 30,
	2020	2019

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,106	$13,661
Operating cash flows from finance leases	15	23
Financing cash flows from finance leases	185	222

ROU assets obtained in exchange for lease obligations:
Operating leases	665	2,410
Finance leases	10	40

Supplemental balance sheet information related to leases was as follows:

	September 30, 2020	December 31, 2019

	(in thousands, except lease term and discount rate)
Operating Leases:
Operating lease ROU assets (Other non-current assets)	$15,181	$23,457

Other current liabilities	$7,403	$10,479
Other non-current liabilities	9,632	14,694
Total operating lease liabilities	$17,035	$25,173

Finance Leases:
Property and equipment, gross	$476	$985
Accumulated depreciation	(391)	(737)
Property and equipment, net	$85	$248

Other current liabilities	$65	$203
Other non-current liabilities	13	55
Total finance lease liabilities	$78	$258

Weighted average remaining lease term:
Operating leases	4 years	4 years
Finance leases	1 year	1 year

Weighted average discount rate:
Operating leases	4.04%	4.32%
Finance leases	6.00%	6.00%

Maturities of lease liabilities are as follows:

	Operating	Finance
	Leases	Leases

	(in thousands)
Year ended December 31,
2020 (excluding the nine months ended September 30, 2020)	$2,413	28
2021	6,669	44
2022	2,563	10
2023	2,122	—
2024	2,090	—
Thereafter	2,613	—
Total lease payments	18,470	82
Less imputed interest	(1,435)	(4)
Total	$17,035	78

12.	Contingencies

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

In our wealth management channel, we had 921 Advisors and 392 licensed advisor associates as of September 30, 2020, for a total of 1,313 licensed individuals associated with W&R who operate out of offices located throughout the United States and provide financial advice for retirement, education funding, estate planning and other financial needs for clients.

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

Operating Results

●	Net income attributable to Waddell & Reed Financial, Inc. for the third quarter of 2020 was $30.5 million, or $0.48 per diluted share, compared to $33.1 million, or $0.46 per diluted share, during the third quarter of 2019. The third quarter of 2019 included $3.1 million in severance expense related to the outsourcing of our transfer agency transactional processing operations. Excluding the severance expense, adjusted net income[1] for the third quarter of 2019 was $35.4 million and adjusted net income per diluted share[1] was $0.49.

●	Revenues of $267.7 million during the third quarter of 2020 decreased 1% compared to the third quarter of 2019. Operating expenses of $230.0 million during the third quarter of 2020 held steady compared to the same quarter in 2019. The operating margin was 14.1% during the third quarter of 2020, compared to 14.8% during the third quarter of 2019. Excluding severance expense related to the outsourcing of our transfer agency transactional processing operations during the third quarter of 2019, adjusted operating expenses[1] were $227.6 million and the adjusted operating margin[1] was 15.9%.

______________

1 Adjusted net income, adjusted net income per diluted share, adjusted operating expenses and adjusted operating margin are non-GAAP financial measures. See Non-GAAP Financial Measures and Reconciliation of GAAP to non-GAAP Financial Measures on pages 40 and 41.

●	Continued execution of strategic initiatives in Asset Management
o	Both sales and redemptions improved vs. the same quarter in 2019, particularly in institutional and unaffiliated
o	Continued progress in strategic pricing evaluation, with 75% of AUM at or better than competitor median fees
o	AUM ended the quarter at $67.9 billion, a decrease of 1% compared to the third quarter of 2019 due to net outflows partially offset by market appreciation.

●	Successful quarter for Wealth Management recruiting and asset growth
o	AUA ended the quarter at $62.7 billion, a 10% increase compared to the third quarter of 2019 primarily due to market appreciation and growth in net new Advisory AUA, partially offset by an ongoing migration away from Non-advisory AUA
o	Net new AUA continue to improve, and net new Advisory AUA were positive for the 7th consecutive quarter
o	Since January 1, 2020, 32 Advisors have affiliated with W&R with combined prior firm AUA totaling over $1.9 billion
o	$474 thousand average trailing 12-month productivity per Advisor for the third quarter of 2020 improved 12% compared to the third quarter of 2019

●	Robust balance sheet continued to support investment in strategic growth and meaningful capital return
o	$744.6 million in cash and investments at the end of the third quarter of 2020, excluding restricted cash
o	$56.3 million was returned to shareholders in the third quarter of 2020, including $40.1 million of share repurchases

●	Hired two executives focused on strategic growth – one to lead the technology teams dedicated to leveraging technology as a strategic asset across the organization, and one to develop and lead strategies in support of best-in-class client and Advisor experience processes and procedures.

Vision and Growth Strategy

We remain committed to steadily executing on our long-term vision and growth strategy, which consists of six key, strategic focus areas:  (1) competitive products and pricing; (2) continued focus on strong core processes and performance metrics; (3) the ability to leverage technology and analytics as a strategic asset across the organization; (4) having a growth culture and a more agile organization; (5) sharpening our brand awareness in the marketplace; and finally, (6) effectively allocating capital through internal investment initiatives, as well as taking advantage of potential dislocations and acquisition opportunities in the asset management and wealth management industries.  Over the quarter, we made progress on these key focus areas as outlined below.

Within product and pricing, we introduced a series of enhancements to our InvestEd products, increasing the number of portfolios (including age-based and static options) and adding two ETFs and three Ivy Funds as underlying investments in those options, all designed to provide flexibility and best meet investor needs as they save for education.  Additionally, effective October 1, we reduced load fees on all Class A shares for the Ivy Funds. These reductions, which include various breakpoints on all funds at certain purchase levels, are a further illustration of our desire to maintain competitive pricing across our lineup.

Within core processes and performance, we continue to streamline processes as we incorporate ongoing efficiencies. In our asset management business, our institutional distribution model has benefited from new technology that brings a more seamless client experience to further support sales and retention efforts and leverage data analytics insights. In our wealth management business, we appointed an industry veteran to lead our Advisor & Client Experience initiatives. This role will collaborate with key stakeholders across the business to improve Advisor and client journeys, creating new, innovative experiences, increasing loyalty and driving advocacy. This role will also work to develop and lead strategies in support of best-in-class client and Advisor experience processes and procedures while acting on opportunities for innovative investment, growth and expansion.

Within technology & analytics, we appointed a new Chief Technology Officer, who is a member of our executive leadership team and is leading efforts to leverage technology as a strategic asset across the organization, overseeing areas including enterprise technology architecture and infrastructure, cybersecurity, application development, data integration, and service delivery management.  In our asset management business, we continue to progress on our data strategy, with the rollout of an RIA targeting and segmentation tool. We have also continued with our wealth management and asset management technology platform initiatives with the long-term objectives of improved Advisor and client experiences, enhanced sales enablement and improved internal operations.  Specifically, within our wealth management business, we are expanding the capabilities of our WaddellOne digital platform with the introduction of OnePath, a digital account opening and maintenance tool that will reduce the time required to open an account through a data-driven, dynamic workflow process. We plan to launch a pilot program for OnePath during the fourth quarter of 2020, with full implementation by early 2021. OnePath is designed to simplify and enhance workflow for Advisors serving their clients by accelerating straight through processing, reducing clicks, improving e-signature capabilities and providing transparency for Advisors into the status of work in-progress.

Within growth culture and a more agile organization, we took additional steps to enhance our culture, including diversity and inclusion initiatives. We have made great strides to ensure we have a true culture of belonging within our organization.  In recognition of some of the steps we have taken this year, the Company was recently named a finalist for the Diversity Champions award by InvestmentNews. We were proud to be recognized, along with other firms, for our ability to inspire others from diverse backgrounds to join, flourish and bring their authentic selves to work in the financial services industry.

Within brand awareness, we continue to execute a full brand review that includes all three of our brands across the enterprise.  This is a multi-year effort, launched during the second quarter of 2020 and progressing to date, in partnership with a premiere, well respected global brand agency on the assessment and execution strategies.

Within capital allocation, our balance sheet enables us to maintain regular capital return to shareholders by way of dividends and share buybacks, while also positioning us to pursue strategic acquisitions if opportunities arise.  Inorganic growth is a key component of our strategy and we continue to evaluate acquisition opportunities across both our wealth management and asset management businesses.

Impact of COVID-19

The market volatility that began in March 2020, as a result of the reaction to COVID-19 and its impact on the global economy, resulted in significant depreciation in the stock markets.  In the second and third quarters of 2020, the markets rebounded, benefiting our measures of AUM and AUA for these periods.  Both ending and average AUM and AUA increased during the third quarter of 2020, resulting in increased revenue as compared to the prior quarter.

Some of our expenses, particularly certain distribution expenses, are directly correlated with revenue, and we saw increases in these expenses in line with the revenue increases during the third quarter.  In regard to controllable expenses, defined as Compensation and benefits, General and administrative, Technology, Occupancy and Marketing and advertising, while the Company  took several incremental actions to reduce these expenses through the first nine months of 2020, we continue to take a long-term view and invest in the areas we think will allow us to come out of the pandemic in a stronger position and drive our long-term growth strategy.  We expect controllable expenses to be higher in the fourth quarter of 2020 than in the third quarter of 2020 due to strategic project activity and the absence of meeting expense reductions we experienced in the third quarter of 2020.  Our continued discipline on controllable expenses, particularly with increases in revenue, provides operating leverage that enables us to continue to invest in growth.

We transitioned most of our workforce and Advisors to a work from home environment early in March 2020.  By late March, 98% of our employees were working remotely, with negligible downtime. The remote work environment has continued through the third quarter of 2020.  Our steady and proactive response has allowed our asset management and wealth management businesses to maintain full continuity of service and the access that our clients need and expect.  With a successful transition to a remote working environment, we plan to closely monitor developments and reintroduce employees to the workplace only when it is safe to do so.  The transition of employees to a work from home environment did not result in any material incremental expenses during the first three quarters of 2020, and we do not expect to incur any material incremental expenses in future periods.  For additional discussion regarding steps we have taken to facilitate safety, security and full continuity of service, please see Part I – Item 1 – “Financial Statements (unaudited), Note 1 – Description of Business and Accounting Policies”, of this Quarterly Report on Form 10-Q.

We continue to maintain a strong balance sheet without any significant leverage and ended the quarter with

$744.6 million in cash and investments. Our exceptionally strong balance sheet allows us to continue to execute our long-term growth strategies while retaining our focus on controlling expenses.

For additional discussion regarding the risks that can impact our business, results of operations and financial condition due to COVID-19 and the related economic conditions, please see Part II – Item 1A – “Risk Factors”.

Assets Under Management

During the third quarter of 2020, AUM increased 4% to $67.9 billion from $65.0 billion at June 30, 2020 due to market appreciation of $4.7 billion, partially offset by net outflows of $1.8 billion. Sales of $1.8 billion during the current quarter increased 2% compared to the third quarter of 2019.  Redemptions decreased 19% compared to the third quarter of 2019.

Change in Assets Under Management (1)

	Three months ended September 30, 2020
			Wealth
	Unaffiliated(2)	Institutional	Management	Total

	(in millions)
Beginning Assets	$23,724	2,997	38,245	64,966

Sales (3)	1,127	59	634	1,820
Redemptions	(1,977)	(165)	(1,488)	(3,630)
Net Exchanges	239	—	(239)	—
Net Flows	(611)	(106)	(1,093)	(1,810)

Market Action	1,755	297	2,661	4,713
Ending Assets	$24,868	3,188	39,813	67,869

	Three months ended September 30, 2019
			Wealth
	Unaffiliated(2)	Institutional	Management	Total

	(in millions)
Beginning Assets	$27,545	3,887	40,444	71,876

Sales (3)	999	49	744	1,792
Redemptions	(2,684)	(230)	(1,542)	(4,456)
Net Exchanges	334	—	(334)	—
Net Flows	(1,351)	(181)	(1,132)	(2,664)

Market Action	(337)	(29)	(64)	(430)
Ending Assets	$25,857	3,677	39,248	68,782

During the first nine months of 2020, AUM decreased 3% to $67.9 billion from $70.0 billion at December 31, 2019 due to net outflows of $5.5 billion, partially offset by market appreciation of $3.4 billion. Sales of $6.5 billion during the nine months ended September 30, 2020 increased 2% compared to the nine months ended September 30, 2019. Redemptions during the nine months ended September 30, 2020 decreased 9% compared to the same period of 2019.

	Nine months ended September 30, 2020
			Wealth
	Unaffiliated(2)	Institutional	Management	Total

	(in millions)
Beginning Assets	$26,264	3,096	40,598	69,958

Sales (3)	4,197	153	2,178	6,528
Redemptions	(7,175)	(546)	(4,335)	(12,056)
Net Exchanges	770	22	(792)	—
Net Flows	(2,208)	(371)	(2,949)	(5,528)

Market Action	812	463	2,164	3,439
Ending Assets	$24,868	3,188	39,813	67,869

	Nine months ended September 30, 2019
			Wealth
	Unaffiliated(2)	Institutional	Management	Total

	(in millions)
Beginning Assets	$24,977	3,655	37,177	65,809

Sales (3)	3,883	244	2,286	6,413
Redemptions	(7,431)	(1,027)	(4,776)	(13,234)
Net Exchanges	914	25	(939)	—
Net Flows	(2,634)	(758)	(3,429)	(6,821)

Market Action	3,514	780	5,500	9,794
Ending Assets	$25,857	3,677	39,248	68,782

(1)	Includes all activity of the Funds and institutional and separate accounts, including money market funds and transactions at net asset value, accounts for which we receive no commissions.

(2)	Unaffiliated includes National channel (home office and wholesale), Defined Contribution Investment Only, Registered Investment Advisor and Variable Annuity.

(3)	Sales consists of gross sales and includes net reinvested dividends, capital gains and investment income.

Average Assets Under Management

Average AUM, which are generally more indicative of trends in revenue from investment management services than the change in ending AUM, are presented below.

	Three months ended September 30, 2020
			Wealth
	Unaffiliated	Institutional	Management	Total

	(in millions)
Asset Class:
Equity	$19,849	3,199	29,857	$52,905
Fixed Income	4,468	—	8,695	13,163
Money Market	147	—	1,731	1,878
Total	$24,464	3,199	40,283	$67,946

	Three months ended September 30, 2019
			Wealth
	Unaffiliated	Institutional	Management	Total

	(in millions)
Asset Class:
Equity	$20,988	3,808	29,642	$54,438
Fixed Income	5,210	3	9,256	14,469
Money Market	97	—	1,523	1,620
Total	$26,295	3,811	40,421	$70,527

	Nine months ended September 30, 2020
			Wealth
	Unaffiliated	Institutional	Management	Total

	(in millions)
Asset Class:
Equity	$18,866	2,977	28,412	$50,255
Fixed Income	4,542	—	8,647	13,189
Money Market	135	—	1,693	1,828
Total	$23,543	2,977	38,752	$65,272

	Nine months ended September 30, 2019
			Wealth
	Unaffiliated	Institutional	Management	Total

	(in millions)
Asset Class:
Equity	$21,237	3,851	29,396	$54,484
Fixed Income	5,217	14	9,281	14,512
Money Market	100	—	1,571	1,671
Total	$26,554	3,865	40,248	$70,667

Performance

We have seen an increase from the prior quarter in trailing one- and five-year performance, while trailing three-year performance remained consistent as measured by the percentage of funds ranked in the top half of their respective Morningstar universes.  As measured by percentage of assets, one-year performance declined slightly while three- and five-year performance improved. Our relative performance across the complex improved during the quarter, but we continue to see opportunities to improve performance in the future. Our commitment to institutional caliber processes means that while we are mindful of short-term market dynamics, we remain focused on the long term and on maintaining discipline and consistency in volatile times such as we have seen throughout 2020.

The following table is a summary of Morningstar rankings and ratings as of September 30, 2020:

MorningStar Fund Rankings[1]	1 Year	3 Years	5 Years
Funds ranked in top half	49%	49%	39%
Assets ranked in top half	43%	52%	47%

MorningStar Ratings[1]	Overall	3 Years	5 Years
Funds with 4/5 stars	26%	28%	19%
Assets with 4/5 stars	40%	42%	35%

(1) Based on class I shares, which reflects the largest concentration of sales and assets.

Assets Under Administration

AUA includes both client assets invested in the Funds and in other companies’ products that are distributed through W&R and held in direct to fund accounts, brokerage accounts or within our fee-based advisory programs.  AUA as of September 30, 2020 increased 10% as compared to September 30, 2019 primarily due to market appreciation and growth in net new Advisory AUA, partially offset by an ongoing migration away from Non-advisory AUA.  Average AUA increased 7% for the three months ended September 30, 2020 and increased 5% for the nine months ended September 30, 2020, compared to the same periods in 2019.  Starting in the second quarter of 2020, we updated our definition of net new AUA to include dividends and interest to be more consistent with peers and have reflected this new definition for all periods presented in the table below.  This quarter marked the 7th straight quarter of positive Advisory AUA net flows.  We continue to see increased average productivity per Advisor due to our efforts to transform W&R into a fully competitive and profitable aspect of our business model, with a focus on higher producing Advisors.

	September 30, 2020	September 30, 2019

	(in millions)
Ending AUA
Advisory AUA	$29,330	25,107
Non-advisory AUA	33,364	32,006
Total ending AUA	$62,694	57,113

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in millions, except percentage data)
Average AUA (1)
Advisory AUA (1)	$28,502	24,921	$26,737	23,732
Non-advisory AUA (1)	32,898	32,490	31,846	32,038
Total average AUA (1)	$61,400	57,411	$58,583	55,770

Net new Advisory AUA (2)	$437	328	$1,068	977
Net new Non-advisory AUA (2), (3)	(475)	(720)	(1,479)	(2,240)
Total net new AUA (2), (3)	$(38)	(392)	$(411)	(1,263)

Annualized Advisory AUA growth (4)	6.4%	5.3%	5.3%	6.1%
Annualized AUA growth (4)	(0.3)%	(2.7)%	(0.9)%	(3.3)%

	September 30, 2020	September 30, 2019
Advisors and advisor associates	1,313	1,344
Average trailing 12-month production per Advisor (5) (in thousands)	$474	422

(1)	Average AUA are calculated as the average of the beginning of month AUA during each reporting period.

(2)	Net new AUA are calculated as total client deposits and net transfers less client withdrawals. Client deposits include dividends and interest.

(3)	Excludes activity related to products held outside of our wealth management platform. These assets represent less than 10% of total AUA.

(4)	Annualized growth is calculated as annualized total net new AUA divided by beginning AUA.

(5)	Production per Advisor is calculated as trailing 12-month Total Underwriting and distribution fees less “other” underwriting and distribution fees divided by the average number of Advisors. “Other” underwriting and distribution fees predominantly include fees paid by Advisors for programs and services.

Results of Operations — Three and Nine Months Ended September 30, 2020 as Compared with Three and Nine Months Ended September 30, 2019

Total Revenues

Total revenues decreased 1% to $267.7 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.  For the nine months ended September 30, 2020, total revenues decreased $28.8 million, or 4%, compared to the same period in the 2019.  For both comparative periods, the decreases were due to a decrease in investment management fees and shareholder service fees, partially offset by increases in underwriting and distribution fees.  The decreases in investment management fees were due to lower average AUM and lower effective management fee rates related to targeted fee reductions on certain products made in previous periods and money market fee waivers.  The decreases in shareholder service fees were due to a reduction in fund reimbursement revenues related to the outsourcing of our transfer agency transactional processing operations as well as lower assets and number of accounts.  The increases in underwriting and distribution fees were due to increases in advisory fees due to higher average Advisory AUA and were partially offset by decreases in service and distribution fees due to lower assets and lower sales commissions.

	Three months ended
	September 30,
	2020	2019	Variance

	(in thousands, except percentage data)
Investment management fees	$106,617	111,806	(5)%
Underwriting and distribution fees	139,456	135,787	3%
Shareholder service fees	21,597	23,087	(6)%
Total revenues	$267,670	270,680	(1)%

	Nine months ended
	September 30,
	2020	2019	Variance

	(in thousands, except percentage data)
Investment management fees	$307,660	334,438	(8)%
Underwriting and distribution fees	400,032	395,527	1%
Shareholder service fees	63,745	70,279	(9)%
Total revenues	$771,437	800,244	(4)%

Investment Management Fee Revenues

Investment management fee revenues for the third quarter of 2020 decreased $5.2 million, or 5%, from the third quarter of 2019.  For the nine-month period ending September 30, 2020, investment management fee revenues decreased $26.8 million, or 8%, compared to the same period in 2019.  For both comparative periods, the decrease was due to a decrease in average assets and a lower effective management fee rate, which was primarily due to targeted pricing reductions on certain products made in previous periods and money market fee waivers.

The following tables summarize investment management fee revenues, related average AUM, fee waivers and investment management fee rates for the three and nine months ended September 30, 2020 and 2019.

	Three months ended September 30,
	2020	2019	Variance

	(in thousands, except for management fee rate and average assets)
Investment management fees (net)	$103,443	107,926	(4)%
Average assets (in millions)	$64,747	66,716	(3)%
Management fee rate (net)	0.6356%	0.6418%
Total fee waivers	$9,171	8,154	12%
Institutional investment management fees (net)	$3,174	3,880	(18)%
Institutional average assets (in millions)	$3,199	3,811	(16)%
Institutional management fee rate (net)	0.3945%	0.4040%

	Nine months ended September 30,
	2020	2019	Variance

	(in thousands, except for management fee rate and average assets)
Investment management fees (net)	$298,712	322,678	(7)%
Average assets (in millions)	62,295	66,802	(7)%
Management fee rate (net)	0.6405%	0.6458%
Total fee waivers	$23,804	22,127	8%
Institutional investment management fees (net)	$8,948	11,760	(24)%
Institutional average assets (in millions)	2,977	3,865	(23)%
Institutional management fee rate (net)	0.4013%	0.4068%

Revenues from investment management services provided to our retail mutual funds, which are distributed through the unaffiliated and wealth management channels, decreased 4% in the third quarter of 2020 and decreased 7% for the nine months ended September 30, 2020, compared to the same periods in 2019.  These decreases were due to decreases in average AUM and a lower effective management fee rate due to pricing reductions. Effective April 1, 2020, new fee reductions were made on our large cap growth and core bond products, which we expect to have a one to two cent annualized impact on earnings per share.

Institutional account revenues in the third quarter of 2020 decreased $0.7 million compared to the third quarter of 2019.  For the nine months ended September 30, 2020, institutional account revenues decreased $2.8 million compared to the same period in 2019.  These decreases were due to a decrease in average AUM and a slight decrease in effective management fee rate.

	Annualized long-term redemption rates
	(excludes money market redemptions)
	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Unaffiliated channel	32.3%	40.9%	41.0%	37.8%
Institutional channel	20.5%	23.9%	24.5%	35.5%
Wealth Management channel	13.1%	13.4%	13.2%	13.9%
Total	20.5%	24.3%	23.8%	24.2%

The long-term redemption rate for the three months ended September 30, 2020 decreased in the unaffiliated channel as compared to the three months ended September 30, 2019.  Redemptions decreased during the quarter, particularly in our International Core Equity and High Income funds.  The long-term redemption rate for the nine months ended September 30, 2020 increased in the unaffiliated channel as compared to the same period in 2019.  Increased market volatility during the first half of 2020 led to more redemptions in this channel, particularly in our International Core Equity and High Income funds. The long-term redemption rate decreased in the institutional channel, primarily due to elevated client redemptions from our Core Equity and Large Cap Growth strategies during the first nine months of 2019.  In the wealth management channel, the long-term redemption rate decreased for both comparative periods.  Prolonged redemptions in any of our distribution channels could negatively affect revenues in future periods.

The current year-to-date industry average redemption rate, based on data provided by the Investment Company Institute, was 30.8%, versus our rate of 23.8%.

Underwriting and Distribution Fee Revenues

The following tables summarize the significant components of underwriting and distribution fee revenues by distribution channel:

	For the three months ended September 30, 2020
		Wealth
	Unaffiliated	Management	Total

	(in thousands)
Underwriting and distribution fee revenues
Advisory fees	$—	82,591	82,591
Service and distribution fees	14,623	15,305	29,928
Sales commissions	223	17,847	18,070
Other revenues	82	8,785	8,867
Total	$14,928	124,528	139,456

	For the three months ended September 30, 2019
		Wealth
	Unaffiliated	Management	Total

	(in thousands)
Underwriting and distribution fee revenues
Advisory fees	$—	73,356	73,356
Service and distribution fees	16,286	16,143	32,429
Sales commissions	364	20,544	20,908
Other revenues	67	9,027	9,094
Total	$16,717	119,070	135,787

	For the nine months ended September 30, 2020
		Wealth
	Unaffiliated	Management	Total

	(in thousands)
Underwriting and distribution fee revenues
Advisory fees	—	232,243	232,243
Service and distribution fees	43,569	43,494	87,063
Sales commissions	1,047	53,538	54,585
Other revenues	308	25,833	26,141
Total	44,924	355,108	400,032

	For the nine months ended September 30, 2019
		Wealth
	Unaffiliated	Management	Total

	(in thousands)
Underwriting and distribution fee revenues
Advisory fees	$—	208,806	208,806
Service and distribution fees	49,366	47,589	96,955
Sales commissions	1,300	60,959	62,259
Other revenues	242	27,265	27,507
Total	$50,908	344,619	395,527

Underwriting and distribution revenues earned in the third quarter of 2020 increased by $3.7 million, or 3%, compared to the third quarter of 2019.  Underwriting and distribution revenues earned for the nine months ended September 30, 2020 increased $4.5 million, or 1%, compared to the same period in 2019.  For both comparative periods, advisory fees revenues increased due to increases in average Advisory AUA. These increases were offset by lower service and distribution fees due to lower assets and decreases in sales commissions.

Shareholder Service Fee Revenue

During the third quarter of 2020, shareholder service fee revenue decreased $1.5 million, or 6%, compared to the third quarter of 2019.  For the nine months ended September 30, 2020, shareholder service fee revenue decreased $6.5 million, or 9% as compared to the same period of 2019.  For both comparative periods, the decrease was primarily due to a decrease in the number of accounts and assets on which these fees are based and a reduction in fund reimbursement revenues related to the outsourcing of our transfer agency transactional processing operations which was offset by lower costs.

Total Operating Expenses

Operating expenses for the third quarter of 2020 were flat compared to the third quarter of 2019, primarily due to increases in distribution and general and administrative expenses offset by decreases in compensation and benefits, technology, occupancy, marketing and advertising and depreciation.  For the nine months ended September 30, 2020, operating expenses decreased $12.6 million, or 2%, compared to the nine months ended September 30, 2019, primarily due to decreases in compensation and benefits, technology, occupancy, marketing and advertising and depreciation partially offset by increases in distribution and general and administrative expenses.  We have been able to successfully reduce controllable expenses compared to the first nine months of 2019 even as we continue to invest in targeted growth areas of our strategy.  We expect controllable expenses to be higher in the fourth quarter of 2020 than in the third quarter of 2020 due to strategic project activity and the absence of meeting expense reductions we experienced in the third quarter of 2020.

	Three months ended
	September 30,
	2020	2019	Variance

	(in thousands)
Distribution	$122,195	117,425	4%
Compensation and benefits	62,416	64,999	(4)%
General and administrative	19,156	16,680	15%
Technology	14,250	15,019	(5)%
Occupancy	4,160	5,684	(27)%
Marketing and advertising	1,370	2,134	(36)%
Depreciation	2,998	4,833	(38)%
Subadvisory fees	3,490	3,882	(10)%
Total operating expenses	$230,035	230,656	—

	Nine months ended
	September 30,
	2020	2019	Variance

	(in thousands)
Distribution	$350,104	343,696	2%
Compensation and benefits	182,704	191,718	(5)%
General and administrative	58,278	47,421	23%
Technology	41,989	47,769	(12)%
Occupancy	13,160	19,100	(31)%
Marketing and advertising	4,385	6,497	(33)%
Depreciation	9,720	16,062	(39)%
Subadvisory fees	10,444	11,154	(6)%
Total operating expenses	$670,784	683,417	(2)%

Distribution expenses for the third quarter of 2020 increased by $4.8 million, or 4%, compared to the third quarter of 2019. For the nine months ended September 30, 2020, distribution expenses increased $6.4 million, or 2%, compared to the same period for 2019. For both comparative periods, the increases in expense were due to increases in underwriting and distribution revenue and an increase in the average Advisor payout rate from continued increases in production.

Compensation and benefits during the third quarter of 2020 decreased $2.6 million, or 4% compared to the same period of 2019.  For the nine months ended September 30, 2020, compensation and benefits expenses decreased $9.0 million, or 5%. For both comparative periods, decreases were due to lower severance expense primarily related to the outsourcing of our transfer agency transactional processing operations, lower costs from reduced headcount and lower share-based compensation due to previously-issued awards vesting fully, as well as forfeitures. These decreases were partially offset by mark-to-market adjustments on deferred compensation plans.

General and administrative expenses for the third quarter of 2020 increased $2.5 million, or 15%, compared to the third quarter of 2019.  For the nine months ended September 30, 2020, general and administrative expenses increased $10.9 million, or 23%, compared to the nine months ended September 30, 2019.  For both comparative periods, the increases were primarily due to the shift of our transfer agency transactional processing operations outsourcing costs from technology expenses to general and administrative expenses and increased strategic project spending, partially offset by lower travel and meeting costs due to restricted travel and a transition to virtual meetings during the pandemic.

Technology expense for the third quarter of 2020 decreased $0.8 million, or 5%, compared to the same period of 2019. For the nine months ended September 30, 2020, technology expense decreased $5.8 million, or 12%, compared to the nine months ended September 30, 2019. For both comparative periods, the decreases were primarily due to costs related to the transfer agency transactional processing operations outsourcing shifting to general and administrative expenses, partially offset by increased consulting and software costs for new technologies.

Occupancy expense decreased $1.5 million, or 27%, for the third quarter of 2020 compared to the third quarter of 2019 and decreased $5.9 million, or 31%, for the nine months ended September 30, 2020, as compared to the same period in 2019.  For both comparative periods, the decreases are due to the planned transition of field offices from corporate-leased space to Advisor personal branch offices.

Marketing and advertising expense decreased $0.8 million, or 36%, for the third quarter of 2020 compared to the third quarter of 2019 and decreased $2.1 million, or 33%, for the nine months ended September 30, 2020, as compared to the same period in 2019.  For both comparative periods, the decreases are primarily due to lower sponsorship fees in connection with the shift to virtual industry conferences.

Depreciation expense decreased $1.8 million, or 38%, for the third quarter of 2020 compared to the third quarter of 2019 and decreased $6.3 million, or 39%, for the nine months ended September 30, 2020, as compared to the same period in 2019.  The decreases were primarily due to capitalized software development assets becoming fully depreciated.

Investment and Other Income

Investment and other income for the three months ended September 30, 2020 increased 5%, compared to the same period in 2019 primarily due to greater unrealized gains, net of hedging activity, on the seed and corporate investment portfolios in the current period compared to the prior year comparative period, partially offset by a decline in interest income due to lower interest rates and redemptions in our corporate laddered investment portfolio and Pension Plan settlement expenses.  For the nine months ended September 30, 2020, investment and other income decreased $10.8 million compared to the same period in 2019 primarily due to lower unrealized gains, net of hedging activity, on the seed and corporate investment portfolios, a decline in interest income and Pension Plan settlement expenses in the current period compared to the prior year comparative period.

Taxes

The following table reconciles the statutory federal income tax rate with our effective income tax rate from continuing operations for the three and nine months ended September 30, 2020 and 2019:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	3.7	2.7	3.6	2.8
Permanent differences	1.2	0.6	1.3	0.5
Share-based compensation	(0.5)	(0.5)	1.4	1.6
Other items	(0.6)	(0.5)	(0.4)	(0.1)
Effective income tax rate	24.8%	23.3%	26.9%	25.8%

Our effective income tax rate was 24.8% for the three months ended September 30, 2020, as compared to 23.3% for the same period in 2019, an increase of 1.5%.  Our effective income tax rate was 26.9% for the nine months ended September 30, 2020, as compared to 25.8% for the same period in 2019, an increase of 1.1%.  Increases in state income tax due to additional state tax filings and non-deductible expenses caused the rate to increase in both comparative periods.

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

Pay Dividends

We paid quarterly dividends on our Class A common stock that resulted in financing cash outflows of $49.9 million and $56.6 million for the first nine months of 2020 and 2019, respectively.

The Board of Directors approved a dividend on our Class A common stock of $0.25 per share with a November 2, 2020 payment date and an October 12, 2020 record date. The total dividend to be paid on November 2, 2020 is $15.6 million.

Repurchase Our Stock

We repurchased 7,892,913 shares and 6,849,238 shares of our Class A common stock in the open market or privately during the nine months ended September 30, 2020 and 2019, respectively, resulting in share repurchases of $112.1 million and $116.7 million, respectively.  We continue to engage in an active share repurchase plan as part of our ongoing capital management plan.

Finance Growth Objectives

We use cash to fund growth in our distribution channels. We continue to invest in our wealth management channel by offering home office resources, wholesaling efforts, enhanced technology tools, including the modernization of our wealth management platforms, and Advisor transition loans. Our unaffiliated channel requires cash outlays for wholesaler commissions and commissions to third parties on deferred-load product sales and technology enhancements for asset management and distribution. We also provide seed money for new products to further enhance our product offerings and distribution efforts.  As we continue to advance our investment in improved technology, we expect increased costs in this area.

Cash Flows

Cash from operations is our primary source of funds. Cash from operations increased $7.7 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.  The increase is primarily due to cash inflows during the first nine months of 2020 as compared to cash outflows during first nine months of 2019 related to our net activity in equity and trading debt securities and was partially offset by lower net income.

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

On October 20, 2020, we entered into a 364-day unsecured revolving credit facility (the “New Credit Facility”) with various lenders, which initially provides for borrowings of up to $100.0 million and may be expanded to $200.0 million. The New Credit Facility replaced the prior credit facility, which was set to terminate in October 2020. The covenants in the New Credit Facility are consistent with the covenants in the prior credit facility, including the required consolidated leverage ratio and the consolidated interest coverage ratio.

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

A reconciliation of these non-GAAP financial measures to the comparable GAAP financial measures is included in the table below.

Reconciliation of GAAP to non-GAAP Financial Measures

(in thousands, except per share and percentage data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income attributable to Waddell & Reed Financial, Inc. (GAAP)	$30,523	33,054	$77,333	99,056
Adjustments
Severance	—	3,081	—	3,081
Tax effect of adjustments	—	(739)	—	(739)
Adjusted net income attributable to Waddell & Reed Financial, Inc. (non-GAAP)	$30,523	35,396	$77,333	101,398

Weighted average shares outstanding - basic and diluted	64,240	72,387	65,795	74,446
Adjusted net income per share, basic and diluted (non-GAAP):	$0.48	0.49	$1.18	1.36

Controllable expenses (GAAP)	$101,352	104,516	$300,516	312,505
Adjustments
Severance	—	(3,081)	—	(3,081)
Adjusted controllable expenses (non-GAAP)	$101,352	101,435	$300,516	309,424

Operating expenses (GAAP)	$230,035	230,656	$670,784	683,417
Adjustments
Severance	—	(3,081)	—	(3,081)
Adjusted operating expenses (non-GAAP)	$230,035	227,575	$670,784	680,336

Operating income (GAAP)	$37,635	40,024	$100,653	116,827
Adjustments
Severance	—	3,081	—	3,081
Adjusted operating income (non-GAAP)	$37,635	43,105	$100,653	119,908

Operating revenue	$267,670	270,680	$771,437	800,244

Operating margin (GAAP)	14.1%	14.8%	13.0%	14.6%
Adjusted operating margin (non-GAAP)	14.1%	15.9%	13.0%	15.0%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2020, have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.

The Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information about the shares of Class A common stock we repurchased during the third quarter of 2020.

			Total Number of	Maximum Number (or
			Shares	Approximate Dollar
			Purchased as	Value) of Shares That
	Total Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under The
Period	Purchased	per Share	Program (1)	Program (1)
July 1 - July 31	75,000	$14.52	75,000	n/a
August 1 - August 31	1,316,500	15.41	1,316,500	n/a
September 1 - September 30	1,225,608	15.19	1,225,608	n/a
Total	2,617,108	$15.28	2,617,108
(1)	In October 2012, our Board of Directors approved a program to repurchase shares of our Class A common stock on the open market. Under the repurchase program, we are authorized to repurchase, in any seven-day period, the greater of (i) 3% of our outstanding Class A common stock or (ii) $50 million of our Class A common stock. We may repurchase our Class A common stock in privately negotiated transactions or through the New York Stock Exchange, other national or regional market systems, electronic communication networks or alternative trading systems. Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased. We continue to engage in an active share repurchase plan.

During the third quarter of 2020, there were no shares purchased in connection with funding employee income tax withholding obligations arising from the vesting of restricted shares.

Item 6.	Exhibits

10.1

Credit Agreement, dated October 20, 2020, by and among Waddell & Reed Financial, Inc., the lenders party thereto, Bank of America, N.A., as Administrative Agent for the lenders and Swing Line Lender, and BofA Securities, Inc., as Sole Lead Arranger and Sole Bookrunner. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-13913, on October 21, 2020 and incorporated here by reference.

31.1*	Section 302 Certification of Chief Executive Officer

31.2*	Section 302 Certification of Chief Financial Officer

32.1**	Section 906 Certification of Chief Executive Officer

32.2**	Section 906 Certification of Chief Financial Officer

101*

Materials from the Waddell & Reed Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Unaudited Consolidated Financial Statements, tagged in detail.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Filed herewith

**   Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of October 2020.

WADDELL & REED FINANCIAL, INC.

By:	/s/ Philip J. Sanders
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Benjamin R. Clouse
Senior Vice President and Chief Financial Officer (Principal Financial Officer)
By:	/s/ Michael J. Daley
Vice President, Chief Accounting Officer, Investor Relations and Treasurer (Principal Accounting Officer)