Form 10-K
period 2020-12-31
WADDELL & REED FINANCIAL INC
filed 2021-02-19
CIK 1052100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑.

The aggregate market value of the registrant’s common stock held by non-affiliates based on the closing sale price on June 30, 2020 was $973.6 million.

Shares outstanding of the registrant’s common stock as of February 5, 2021 Class A common stock, $.01 par value: 62,178,244

DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to General Instruction G to Form 10-K, information required by Part III of this Form 10-K, will either be (i) incorporated herein by reference to a definitive proxy statement that involves the election of directors or (ii) included in an amendment to this Form 10K, in each case, filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K.

Index of Exhibits (Pages 55 through 57)

Total Number of Pages Included Are 93

WADDELL & REED FINANCIAL, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the fiscal year ended December 31, 2020

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the current views and assumptions of management with respect to future events regarding our business and the industry in general. These forward-looking statements include all statements, other than statements of historical fact, regarding our financial position, business strategy and other plans and objectives for future operations, including statements with respect to revenues and earnings, the amount and composition of assets under management and assets under administration, distribution sources, expense levels, redemption rates, our proposed merger with Macquarie Management Holdings, Inc. (“Macquarie”) and the financial markets and other conditions. These statements are generally identified by the use of words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “forecast,” “estimate,” “expect,” “intend,” “plan,” “project,” “outlook,” “will,” “potential” and similar statements of a future or forward-looking nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking.  We caution that forward-looking statements are qualified by the existence of certain known and unknown risks, uncertainties and other important factors, some of which are listed below, that could cause actual results and outcomes to differ materially from any future results or outcomes expressed or implied by such forward-looking statements.  Important transaction-related and other risk factors associated with our proposed merger with Macquarie that may cause such differences include:

•	the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement;
•

the transaction closing conditions may not be satisfied in a timely manner or at all, including due to the failure to obtain Waddell & Reed Financial, Inc. stockholder approval and regulatory and client approvals or as a result of a decrease in assets under administration and assets under management,

•	the announcement and pendency of the merger may disrupt our business operations (including the threatened or actual loss of employees, clients, independent financial advisors or vendors); and
•	we could experience financial or other setbacks if the transaction encounters unanticipated problems.

Other important factors that may affect our business or the combined business’ future operating results are disclosed in the Item 1 “Business” and Item 1A “Risk Factors” sections of this Annual Report on Form 10-K, which include, but are not limited to:

•	the adverse effect from a decline in securities markets or in the relative investment performance of our products;
•	the impact of the COVID-19 pandemic and related economic conditions;
•	the loss of existing distribution channels or the inability to access new ones;
•	a reduction of the assets we manage on short notice; and
•	adverse results of litigation and/or arbitration.

The forgoing factors should not be construed as exhaustive and should be read together with other cautionary statements included in this and other reports and filings we make with the SEC. We give no assurance that the expectations expressed or implied in the forward-looking statements contained herein will be attained.  All forward-looking statements speak only as of the date on which they are made and we undertake no duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.  Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this Annual Report on Form 10-K.

ITEM 1.      Business

General

Waddell & Reed Financial, Inc. is a holding company, incorporated in the state of Delaware in 1981, that conducts business through its subsidiaries.  Unless the context otherwise requires, all references to the “Company,” “we,” “our” or “us” include Waddell & Reed Financial, Inc. and its subsidiaries.  Founded in 1937, we are one of the oldest mutual fund complexes in the United States, having introduced the former Waddell & Reed Advisors group of mutual funds (the “Advisors Funds”) in 1940. Over time we’ve added additional mutual funds: Ivy Funds (the “Ivy Funds”); Ivy Variable Insurance Portfolios, our variable product offering (“Ivy VIP”); InvestEd Portfolios, our 529 college savings plan (“InvestEd”); Ivy High Income Opportunities Fund, a closed-end mutual fund (“IVH”); the Ivy Global Investors Société d’Investissement à Capital Variable (the “SICAV”) and its Ivy Global Investors sub-funds (the “IGI Funds”), an undertaking for the collective investment in transferable securities; (collectively, the Advisors Funds, Ivy Funds, Ivy VIP, InvestEd and IVH are referred to as the “Funds”). In 2018, we completed the merger of all Advisors Funds into Ivy Funds with substantially similar objectives and strategies, and substantially completed the liquidation of the IGI Funds. In addition to the Funds and IGI Funds, our assets under management (“AUM”) include institutional accounts managed by the Company.

We derive our revenues from providing investment management and advisory services, investment product underwriting and distribution, and shareholder services administration to the Funds, institutional accounts, and the IGI Funds prior to their liquidation. We also provide wealth management services, primarily to retail clients through Waddell & Reed, Inc. (“W&R”), and independent financial advisors associated with W&R (“Advisors”), who provide financial planning and advice to their clients. Investment management and advisory fees and certain underwriting and distribution revenues are based on the level of AUM and assets under administration (“AUA”) and are affected by sales levels, financial market conditions, redemptions and the composition of assets. Our underwriting and distribution revenues consist of fees earned on fee-based advisory programs, asset-based service and distribution fees promulgated under the 1940 Act (“Rule 12b-1”), distribution fees on certain variable products, and commissions derived from sales of investment and insurance products. The products sold have various commission structures and the revenues received from those sales vary based on the type and dollar amount sold. Shareholder service fee revenue includes transfer agency fees, custodian fees from retirement plan accounts, portfolio accounting and administration fees, and is earned based on client AUM or number of client accounts.  Our major expenses are for distribution of our products, compensation related costs, occupancy, general & administrative, and information technology.

Proposed Acquisition of Waddell & Reed Financial, Inc. by Macquarie

On December 2, 2020, the Company announced a merger agreement with Macquarie Asset Management, the asset management division of Macquarie Group.  Subject to the terms and conditions of the Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Macquarie Management Holdings, Inc. (“Macquarie”), Merry Merger Sub, Inc. (“Merger Sub”) and (solely for limited purposes) Macquarie Financial Holdings Pty Ltd, Merger Sub will be merged with and into the Company (the “merger”), with the Company surviving the merger as a wholly owned subsidiary of Macquarie.  Pursuant to the Merger Agreement, at the effective time of the merger, each share of the Company’s Class A common stock issued and outstanding immediately prior to the effective time will be converted into the right to receive $25.00 per share in cash, without interest and subject to any withholding of taxes required by applicable law in accordance with the Merger Agreement.  On completion of the merger, Macquarie intends to sell our wealth management business to LPL Holdings, Inc.

The proposed merger is expected to close by the end of April 2021, subject to regulatory approvals, Waddell & Reed Financial, Inc. stockholder approval and other customary closing conditions.

Please see the Risks Related to the Proposed Merger included in Item 1A—“Risk Factors” in this Annual Report for a discussion of certain risks related to our proposed merger with Macquarie. Please see the Company’s definitive proxy statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 17, 2021, for additional information on the merger.

Response to the Coronavirus Disease 2019 (“COVID-19”)

The Company continues to proactively manage business continuity and safety considerations as circumstances of

COVID-19 evolve. Our leadership team’s priority is on ensuring the health and safety of all employees, clients, Advisors and communities, while also ensuring full continuity of service and access.  The Company started transitioning to a work from home environment early in March 2020 and has been following the Centers for Disease Control and Prevention and local authorities’ recommendations on safe practices throughout this process.  We have undertaken a number of steps to facilitate safety, security and full continuity of service, including:

●	Our Enterprise Preparedness Team and COVID-19 steering committee continue to meet regularly to assess developments and determine the best action to ensure business continuity and the safety of our employees and partners.
●	We have adopted interim business practices, including restricting business travel, requiring meetings to take place via remote access tools, adopting safety protocols to limit the potential for exposure, adopting social distancing practices, implementing a clearly-defined approval process for reentry to any worksite, advising personnel on preventive measures and offering remote collaboration and productivity tools and training resources to our employees.
●	We enhanced monitoring and capabilities of our systems to allow our remote workforce to function efficiently and have continued our educational and monitoring practices to ensure there are no compromises to confidentiality, privacy and cybersecurity requirements.
●	The Ivy investment management and distribution teams transitioned seamlessly to remote working. Our teams have a strong heritage of active collaboration which has migrated to a virtual environment without compromise.

●	Within our wealth management business, approximately 25% of Advisors are working from temporary locations. We are demonstrating our differentiated service and support model by continuing regular communications with Advisors as well as delivering additional advisor and client focused resources.

●	We have not initiated any layoffs, furloughs or reduced hours. As we implemented our business continuity plans, we have intentionally maintained the same pay practices for all of our employees based upon their regular work schedule, paid spot bonuses to certain employees, implemented a temporary hourly wage increase to designated client services personnel, increased certain benefit coverages for specific COVID-19 related treatments and made targeted philanthropic contributions to local organizations to help support the COVID-19 responses in our community.

Organization

We deliver our investment management advisory services through our subsidiary, Ivy Investment Management Company (“IICO”), the registered investment adviser for the Ivy Funds, Ivy VIP and InvestEd.

Our underwriting and distribution services are delivered through our two broker-dealers: W&R and Ivy Distributors, Inc. (“IDI”). W&R is a registered broker-dealer and investment adviser that acts as a distributor of variable annuities and other insurance products issued by our business partners. IDI is the distributor and underwriter for the Ivy Funds, Ivy VIP and InvestEd.

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

Each Fund’s board of trustees, including a majority of the trustees who are not “interested persons” of the Fund or the Company within the meaning of the Investment Company Act of 1940, as amended (the “ICA”) (“disinterested members”) and the Fund’s shareholders must approve the investment management agreement between the respective Fund and the Company. These agreements may continue in effect from year to year if specifically approved at least annually by (i) the Fund’s board, including a majority of the disinterested members, or (ii) the vote of a majority of both the shareholders of the Fund and the disinterested members of each Fund’s board, each vote being cast in person at a meeting called for such purpose. Each agreement automatically terminates in the event of its assignment, as defined by the ICA or the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and may be terminated without penalty by any Fund by giving us 60 days’ written notice if the termination has been approved by a majority of the Fund’s trustees or the Fund’s shareholders. We may terminate an investment management agreement without penalty on 120 days’ written notice.  Our proposed merger with Macquarie constitutes an assignment under the ICA and the Advisers Act.  Each Fund’s board of trustees and the Fund’s shareholders must approve any assignment of an investment management agreement.  We are in the process of obtaining the consents required for the assignment of investment management agreements resulting from the consummation of the merger.

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

A key part of our investment culture is our commitment to long-term, sustainable business models.  Environmental considerations, social matters including diversity, inclusion, employee engagement and community investments, leadership and governance, business impact and innovation are just some of the dimensions we have incorporated into our fundamental investment process.  Collectively, these environmental, social and governance matters include issues known as “ESG”.  In furthering our commitment to sustainable investing, we are a member of the Investor Advisory Group of the Sustainability Accounting Standards Board Alliance and an investor signatory to both the CDP and the Investor Stewardship Group.

We believe that great investors thrive in an investor-focused, stewardship culture, which we explicitly state in our Code of Ethics. Acting with a partnership mindset extends investment time horizons, and deepens client relationships, in a way that supports strong and sustainable investment performance.  As such, our portfolio management group has meaningful personal assets invested alongside client funds at Ivy.  Our investment management team is comprised of 91 professionals, including 32 portfolio managers who average 25 years of industry experience and 18 years of tenure with our firm. We have significant experience in virtually all major asset classes, several specialized asset classes and a range of investment styles. We have emphasized a culture and practice of team-based portfolio management on our funds and have fortified our research team with additional investment analysts over the past several years, while continuing to foster a collaborative culture across our investment management professionals. We also engage subadvisors who bring additional expertise in specific asset classes, when appropriate.

Investment Management Products

Our mutual funds provide a wide variety of investment options. We are the exclusive underwriter and distributor of 84 registered mutual fund portfolios in the Funds, which includes 48 investment strategies. During 2018, the remaining Advisors Funds merged into Ivy Funds with substantially similar objectives and strategies and six Ivy Funds and one Ivy VIP fund merged into Ivy Funds and an Ivy VIP fund, respectively, with generally similar investment objectives. Variable products, Ivy VIP and InvestEd are offered primarily through Advisors in our wealth management channel; in some circumstances, certain of those funds are also offered through the unaffiliated channel. The Ivy Funds are offered through both our unaffiliated channel and wealth management channel. The Funds’ AUM are included in either our unaffiliated channel or our wealth management channel depending on which channel marketed the client account or is the broker of record.  We also offer our strategies in other structures, such as institutional separate accounts, collective investment trusts and model-delivery separately managed accounts.  As of December 31, 2020, we managed $74.8 billion in AUM.

Distribution Channels

One of our distinctive qualities is that we distribute our investment products through a balanced distribution network. Our distribution channels cover retail sales channels, including our affiliated wealth manager, W&R, as well as an institutional sales channel.

Unaffiliated Channel

The IDI focused distribution model centers on two sales channels, National Distribution and Professional Buyers Distribution, to best diversify asset flow and the AUM profile of the Company.  AUM in this channel were $28.0 billion at the end of 2020.

National Distribution, inclusive of National Accounts and National Wholesale, drives sales throughout the nationwide broker-dealer network. The National Accounts team focuses on firm home office interactions and the National Wholesale team focuses on driving sales at the financial advisor level. This alignment provides a holistic, cohesive and collaborative sales and service approach to our national broker-dealer partners. National Wholesale includes 23 external wholesalers, four of which are exclusively devoted to W&R.

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

Over the past several years, we have expanded our wealth management platform technology and product offering, while continuing to make investments that allow Advisors to simplify the way they conduct business with clients. We continue to work to transform W&R into a fully competitive and profitable aspect of our business model. These efforts have included enhancing the compensation program for Advisors, investing in a new advisor technology platform, transitioning advisors currently leasing space in W&R offices to personal branch offices and redesigning the Advisor service and support model. These additional enhancements were designed to increase our ability to retain and competitively recruit experienced Advisors. Since January 1, 2020, 51 new advisors have affiliated with W&R with combined prior firm AUA totaling over $2.8 billion.

As of December 31, 2020, there were 936 Advisors and 397 licensed advisor associates, for a total of 1,333 licensed individuals associated with W&R who operate out of offices located throughout the United States. Based on industry data, W&R ranks among the largest independent wealth management firms. As of December 31, 2020, our wealth management channel had AUM of $43.3 billion.

Institutional Channel

We also manage assets in a variety of investment styles for a variety of types of institutions. The largest client type is other asset managers that hire us to act as subadvisor for their branded products; they are typically domestic distributors of investment products who lack scale or the track record to manage internally or choose to market multi-manager styles. Our diverse client list also includes pension funds, Taft-Hartley plans and endowments. AUM in the institutional channel were $3.6 billion at December 31, 2020.

Wealth Management Products and Services

Since our founding in 1937, W&R has been committed to our client’s financial goals.  W&R offers a variety of sophisticated and personalized financial planning services to address virtually any client goal, objective or situation including retirement planning, education planning, survivor needs, asset allocation, estate planning, business planning, income tax planning, disability and long-term care.  W&R offers a variety of products to clients including fee-based advisory products, mutual funds, general securities, 529 college savings plans, retirement plans and insurance and annuities. In 2020, W&R expanded its WaddellONE centralized digital platform with the launch of ONESource, a consolidated digital repository, which seamlessly connects data across platforms for advisors, and ONEService, a web-based repository of processes, procedures and other information available to all Advisors.

W&R offers clients full-service brokerage services as well as a variety of fee-based advisory programs, including Managed Allocation Portfolio (“MAP”), MAPChoice, MAPFlex, MAPSelect, MAPLatitude, MAPNavigator, MAPDirect, Guided Investment Strategies and Strategic Portfolio Allocation (“SPA”). These programs utilize a variety of underlying investment options including mutual funds, individual stocks and bonds and exchange traded funds (“ETFs”) and are part of the evolution of our fully independent wealth management business model. In 2020, W&R introduced a High Net Worth suite of products and services enabling affiliated advisors to offer a holistic, flexible approach to complex financial situations, as well as a new Separately Managed Account (“SMA”) Strategies product offering allowing affiliated advisors to offer the direct ownership structure, transparency, tax strategy options and other benefits of SMAs to clients. As of December 31, 2020, clients had $33.1 billion invested in our fee-based advisory programs.

Through W&R, we distribute various variable annuity products, some of which offer our affiliated Ivy VIP funds as an investment vehicle.  Through our insurance agency subsidiaries, Advisors also offer clients retirement and life insurance products underwritten by our business partners. We offer unaffiliated mutual fund products, other variable annuity products, and full-service brokerage products and services through a third-party clearing broker-dealer.

AUA includes both client assets invested in the Funds and in other companies’ products that are distributed through W&R and held in brokerage accounts or within our fee-based advisory programs. As of December 31, 2020, we managed AUA of $69.7 billion.

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

Competition

The financial services industry is a highly competitive global industry. According to the Investment Company Institute (the “ICI”), at the end of 2020, there were more than 9,000 open-end investment companies, nearly 500 closed-end investment companies and more than 2,100 exchange traded funds of varying sizes, investment policies and objectives whose shares are being offered to the public in the United States alone. Factors affecting our business include investment performance, fees, brand recognition, business reputation, quality of service and the continuity of both client relationships and AUM. A majority of mutual fund sales go to funds that are highly rated by a small number of well-known ranking services that focus on investment performance. Competition is influenced by the achievement of competitive investment management performance, distribution methods, the type and quality of shareholder services, the success of marketing efforts and the ability to develop investment products for certain market segments to meet the changing needs of investors.

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

The distribution of mutual funds and other investment products has experienced significant evolution and change in recent years, which have intensified the competitive environment. Changes include the introduction of new products, the rationalization of the number of products offered on third party platforms, increasingly complex distribution systems with multiple classes of shares, the development of investors’ ability to invest online and through mobile applications, the introduction of sophisticated technological platforms used by financial advisors to sell and service mutual funds for their clients, the introduction of separately managed accounts—previously available only to institutional investors—to individuals, and growth in the number of products offered.  In recent years, we have faced significant competition from passive investment strategies, which have taken market share from active managers like ourselves.  While we cannot predict how much market share these competitors will gain, we believe there will always be demand for active management.

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

We also face competition in attracting and retaining qualified employees and Advisors. To maximize our ability to compete effectively in our business, we offer competitive compensation. We are advancing our culture by focusing on our core values and further investing in our people through areas such as talent management, employee experience, diversity and inclusion and total rewards.  For Advisors, we enhanced our compensation program and continue to build on our value proposition through enhancements to technology, products and a leading service model. We also boosted our recruiting efforts nationally and have a national recruiting team in place whose focus is to attract, build relationships with and, ultimately, add experienced financial advisors to W&R’s national network.

For additional discussion regarding the impact of competition, please see the Market and Competition risk factors included in Item 1A—“Risk Factors” in this Annual Report.

Regulation

The securities industry is subject to extensive regulation and virtually all aspects of our business are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to protect investors, including our clients and customers and the shareholders of the registered investment companies to which we provide services, and contribute to the maintenance of fair and orderly markets. Under these laws and regulations, agencies and organizations that regulate various of our subsidiaries in their capacity as investment advisers, broker-dealers, and transfer agents have broad administrative powers, including the power to limit, restrict or prohibit an investment adviser, broker-dealer or transfer agent from carrying on its business in the event that it fails to comply with applicable laws and regulations. In such event, the possible sanctions that may be imposed include, but are not limited to, the suspension of individual employees or agents, limitations on engaging in certain lines of business for specified periods of time, censures, fines and the revocation of registrations.

The SEC is the federal agency responsible for the administration of federal securities laws and the regulation and oversight of investment advisers, broker-dealers, and transfer agents.

Two of our subsidiaries, W&R and IICO, are registered with the SEC as investment advisers under the Advisers Act, which imposes numerous obligations on registered investment advisers including, among other things, fiduciary duties, record keeping and reporting requirements, operational requirements and disclosure obligations, as well as general anti-fraud prohibitions. Investment advisers are subject to examination by the SEC, and the SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act, ranging from censure to termination of an investment adviser’s registration.

Two of our subsidiaries, W&R and IDI, are registered as broker-dealers with the SEC and each state and U.S. territory in which they conduct business. The SEC’s rules impose numerous obligations on registered broker-dealers, including, among other things capital, record-keeping, and reporting requirements, operational requirements and financial and other disclosure requirements, as well as general anti-fraud prohibitions.  In particular, the SEC’s broker-dealer net capital requirements are designed to ensure the financial soundness and liquidity of broker-dealers and prohibit continued operation by a broker-dealer that fall below minimum net capital requirements. The maintenance of minimum net capital requirements may also limit our ability to pay dividends. As of December 31, 2020 and 2019, net capital for W&R and IDI exceeded all minimum requirements. In addition, both W&R and IDI are members of, and subject to comprehensive regulation and oversight by, the Financial Industry Regulatory Authority, Inc. (“FINRA”), which regulates most aspects of the business conducted by broker-dealers while also exercising examination, oversight and enforcement powers.  W&R and IDI are also members of various other self-regulatory organizations that regulate and oversee more limited aspects of these subsidiaries’ business. These other self-regulatory organizations include the Municipal Securities Rulemaking Board, which regulates activity related to municipal securities and the securities exchanges, which regulate and oversee exchange related activities. Collectively, regulations by the SEC, FINRA and other self-regulatory organizations, and the states and U.S. territories cover all aspects of a broker-dealer’s securities business, including, in addition to those already listed above, sales practices, market making and trading, the use and safekeeping of clients’ funds and securities, and the conduct of directors, officers, employees and associated persons. Broker-dealers are subject to examination by the SEC, FINRA and applicable states and territories, each of which is authorized to institute proceedings and impose sanctions for violations of applicable laws and rules.  Sanctions can include revocation of broker-dealer licenses, the imposition of censures or fines, and the suspension or expulsion of a firm, its officers or employees.  In addition to being registered as a broker-dealer, W&R is dually-registered with the SEC as an investment adviser under the Advisers Act.

In June 2019, the SEC adopted a package of rulemakings and interpretations, including Regulation Best Interest and Form CRS, that became effective in June 2020, and were intended to enhance the quality and transparency of retail investors’ relationships with broker-dealers and investment advisers.  Regulation Best Interest enhanced the broker-dealer conduct standard towards retail investors beyond existing suitability obligations and requires compliance with disclosure, care, conflict of interest and compliance obligations.  Form CRS requires broker-dealers and registered investment advisers to provide a relationship summary to retail investors, including (i) the types of client and customer relationships and services the firm offers, (ii) the fees, costs, conflicts of interest and required standard of conduct associated with those relationships and services, (iii) whether the firm and its financial professionals currently have reportable legal or disciplinary history; and (iv) how to obtain additional information about the firm.  In addition, certain states have enacted or proposed fiduciary and best interest standards for broker-dealers.

The Funds are registered as investment companies with the SEC under the ICA, and various filings are made with states under applicable state rules and regulations. The ICA regulates the relationship between a mutual fund and its investment adviser and prohibits or severely restricts principal transactions and joint transactions. Various regulations cover certain investment strategies that may be used by the Funds for hedging and/or speculative purposes. To the extent the Funds purchase futures contracts, options on futures contracts, swaps and foreign currency contracts above certain de minimis thresholds established by the Commodity Futures Trading Commission (the “CFTC”), they are subject to the commodities and futures regulations of the CFTC.  Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law in July 2010, the CFTC and the SEC have promulgated rules that increase the regulation of over-the-counter derivatives markets. The CFTC has adopted certain amendments to its rules that would limit the ability of mutual funds and certain other products we sponsor to use commodities, futures, swaps, and other derivatives without additional registration. The Dodd-Frank Act also expanded the CFTC’s authority to limit the maximum long or short position that any person may take in futures contracts, options on futures contracts and certain swaps.

As a publicly-traded company, the Company is also subject to federal and state laws affecting corporate governance, including the Sarbanes Oxley Act of 2002, as well as rules adopted by the SEC. Our report on internal controls over financial reporting for 2020 is included in Part I, Item 9A.  As a publicly traded company that is listed for trading on the New York Stock Exchange (the “NYSE”), we are also subject to certain rules of the NYSE, including the NYSE’s corporate governance listing standards, as approved by the SEC.

Title III of the USA PATRIOT Act, the International Money Laundering Abatement and Anti Terrorist Financing Act of 2001, imposes significant anti money laundering requirements on most financial institutions, including domestic banks and domestic operations of foreign banks, broker-dealers, futures commission merchants and investment companies.

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

Our businesses may be materially affected not only by regulations applicable to investment advisers, broker-dealers or transfer agents, but also by laws and regulations of general application. For example, the volume of our principal investment advisory business in a given time period could be affected by, among other things, existing and proposed tax legislation and other governmental regulations and policies (including the interest rate policies of the Federal Reserve Board), and changes in the interpretation or enforcement of existing laws and rules that affect the business and financial communities.

Our business is also subject to new and changing laws and regulations, including those set forth below. For additional discussion regarding the impact of current and proposed legal or regulatory requirements, please see the Legal, Regulatory and Tax Risks included in Item 1A – “Risk Factors” in this Annual Report on Form 10-K.

The Dodd-Frank Act also established enhanced regulatory requirements for non-bank financial institutions designated as “systemically important” by the Financial Stability Oversight Committee (“FSOC”). Under a final rule and interpretive guidance issued by the FSOC, certain non-bank financial companies have been designated as Systemically Important Financial Institutions (“SIFIs”). At this time, regulators have not designated mutual funds or traditional asset managers as SIFIs.  However, if any of the Funds or our affiliates is deemed a SIFI, we would be subject to enhanced prudential measures, which could include capital and liquidity requirements, leverage limits, enhanced public disclosures and risk management requirements, annual stress testing by the Federal Reserve, credit exposure and concentration limits, supervisory and other requirements.

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

Human Capital

At December 31, 2020, we had 1,116 full-time employees, consisting of 1,053 home office employees and 63 employees responsible for field supervision and administration.  Women represented 44 percent of our workforce while those ethnically diverse represented 16 percent.

As an organization, we have taken specific action to advance our position as a values-based and purpose-driven organization and believe that supporting an environment that welcomes diverse thoughts, perspectives and experiences fosters stronger organizational growth.  We are constantly challenging ourselves to ensure that our workforce is a reflection of our values and the communities we serve.  To that end, we have engaged dedicated diversity and inclusion resources, and taken steps to enhance and continue to welcome diversity in all forms in our organization.  Our CEO has signed the CEO Action for Diversity & Inclusion™ pledge, acknowledging that the Company will act to cultivate trust, diversity, flexibility and understanding.  In addition, our employees were invited to sign the I ACT ON pledge to check bias, speak up for others and show up for all.  We also offer our employees ongoing opportunities for education and training exploring bias and inclusion, designed to create conversations around the impact of natural biases and how the organization can continue to foster an environment of belonging and an inclusive workplace.

Our Culture Connections initiative is our version of employee resource groups, which are focused around five important pillars of our culture: Diversity & Inclusion, Employee Appreciation, Philanthropy, Strategy & Values, and Well-being.  These employee groups represent a variety of roles, levels and diverse backgrounds and provide opportunities for all employees to elevate the employee experience and strengthen our culture.

We are partnering with organizations like Rock The Street Wall Street to encourage young females to consider careers in financial services.  We started a partnership with the Forte Foundation, a non-profit organization connecting female MBA students and recent graduates with job opportunities in the financial services industry.  In addition, we became a sponsor of Kansas City Women in Technology, a non-profit organization whose vision is to grow the number of women in technology careers within Kansas City.  We launched a new employee mentoring program that enabled all employees to either connect with a mentor or act as a mentor to colleagues.  The goal of our mentoring program is to actively support employees as they pursue personal and professional goals, which we believe leads to higher levels of engagement and retention.

Our work in fostering a culture of belonging was recognized in 2020 as Waddell & Reed Financial, Inc. was named a finalist for the Diversity Champions award by InvestmentNews.  We, along with other firms, were chosen from over 120 nominations for the firm’s ability to inspire others from diverse backgrounds to join, flourish and bring their authentic selves to work in the financial services industry.

In addition, see the “Response to the Coronavirus Disease 2019 (“COVID-19”)” and “Competition” sections in this Item 1 for additional information related to employee safety, recruiting and our competitive benefits offerings.

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

RISKS RELATED TO THE PROPOSED MERGER

Regulatory Approvals May Not Be Received, May Take Longer Than Expected Or May Impose Conditions That Are Not Presently Anticipated Or Cannot Be Met.  Before the transactions contemplated by the Merger Agreement may be completed, various approvals must be obtained from regulatory authorities. These regulatory authorities may impose conditions on the granting of such approvals. Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying completion of the merger or of imposing additional costs or limitations on the combined company following the merger. The regulatory approvals may not be received at all, may not be received in a timely fashion, or may contain conditions on the completion of the merger that are not anticipated or cannot be met. If the consummation of the merger is delayed, including by a delay in receipt of necessary regulatory approvals, our business, financial condition and results of operations may also be materially and adversely affected. See the section entitled “The Merger-Regulatory Approvals Required for the Merger” in our definitive proxy statement filed with the SEC on February 17, 2021 (the “Proxy Statement”).

Failure Of The Merger To Be Completed, The Termination Of The Merger Agreement Or A Significant Delay In The Consummation Of The Merger Could Negatively Impact Us.  The Merger Agreement is subject to a number of conditions, which must be fulfilled in order to complete the merger. Please see the section entitled “The Agreement and Plan of Merger-Conditions to the Merger” in the Proxy Statement. These conditions to the consummation of the merger may not be fulfilled and, accordingly, the merger may not be completed or significantly delayed. In addition, if the merger is not completed by December 2, 2021, either Macquarie or we may choose to terminate the Merger Agreement at any time after that date if the failure to consummate the transactions contemplated by the Merger Agreement is not caused by a breach in any material respect of the Merger Agreement by the party electing to terminate the Merger Agreement.  Furthermore, the consummation of the merger may be significantly delayed due to various factors, including potential litigation related to the merger.

If the merger is not consummated or is significantly delayed, our ongoing business, financial condition and results of operations may be materially adversely affected, and the market price of our common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the merger will be consummated. If the consummation of the merger is delayed, including by the receipt of a competing acquisition proposal, our business, financial condition and results of operations may be materially adversely affected.

In addition, we have incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement. If the merger is not completed or is significantly delayed, we would have to recognize many of these expenses without realizing the expected benefits of the merger. Any of the foregoing, or other risks arising in connection with the failure of or delay in consummating the merger, including the diversion of management attention from pursuing other opportunities and the constraints in the Merger Agreement on our ability to make significant changes to our ongoing business during the pendency of the merger, could have a material adverse effect on our business, financial condition and results of operations.

Additionally, our business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger, and the market price of our common stock might decline to the extent that the current market price reflects a market assumption that the merger will be completed. If the Merger Agreement is terminated and our board of directors seeks another merger or business combination, our stockholders cannot be certain that we will be able to find a party willing to engage in a transaction on more attractive terms than the merger.

We Will Be Subject To Business Uncertainties And Contractual Restrictions While The Merger Is Pending.  Uncertainty about the effect of the merger on employees, clients, Advisors or vendors may have an adverse effect on our business, financial condition and results of operations. These uncertainties may impair our ability to attract, retain and motivate employees and Advisors and attract and retain clients pending the consummation of the merger. Additionally, these uncertainties could cause our vendors and others with whom we deal to seek to change, or fail to extend, existing business relationships with us. In addition, competitors may target our existing clients by highlighting potential uncertainties and integration difficulties that may result from the merger.

The pursuit of the merger and the preparation for the integration may place a burden on our management and internal resources. Any significant diversion of management attention away from ongoing business concerns and any difficulties encountered in the transition and integration process could have a material adverse effect on our business, financial condition and results of operations.

In addition, the Merger Agreement restricts us from taking certain actions without Macquarie’s consent while the merger is pending. If the merger is not completed, these restrictions could have a material adverse effect on our business, financial condition and results of operations. Please see the section entitled “The Agreement and Plan of Merger-Covenants Regarding Conduct of Business by the Company and its Subsidiaries Prior to the Merger” in the Proxy Statement for a description of the restrictive covenants applicable to us.  Certain of the risk factors set forth in this Annual Report on Form 10-K could be heightened by these Merger Agreement restrictions resulting in a material adverse effect on our business, results of operations or financial condition.

Litigation Against Us Or The Members Of Our Board of Directors Could Prevent Or Delay The Completion Of The Merger.  While we believe that any claims asserted by purported stockholder plaintiffs related to the merger are without merit, the results of any such legal proceedings are difficult to predict and could delay or prevent the merger from being competed in a timely manner. Moreover, any litigation could be time consuming and expensive and could divert our management’s attention away from their regular business, and any lawsuit adversely resolved against us or members of our board of directors could have a material adverse effect on our business, financial condition and results of operations.

The conditions to the consummation of the merger include the absence of any law, injunction or governmental order restraining, enjoining or prohibiting the consummation of the transactions contemplated by the Merger Agreement and the absence of any law, injunction or governmental order initiated by a governmental entity restraining, enjoining or prohibiting the consummation of Macquarie’s sale of our wealth management business to LPL Holdings, Inc. Consequently, if a settlement or other resolution is not reached in any lawsuit that is filed or any regulatory proceeding and a claimant secures injunctive or other relief or a regulatory authority issues an order or other directive having the effect of making the merger illegal or otherwise prohibiting consummation of the merger, then such injunctive or other relief may prevent the merger from becoming effective in a timely manner or at all.

MARKET AND COMPETITION RISKS

We Could Experience Adverse Effects On Our Market Share Due To Competition. The investment management industry is highly competitive.  We compete with investment management firms, wealth management companies, investment banking firms, insurance companies, banks, internet investment sites, mobile investment products, automated financial advisors, registered investment advisers, and other financial institutions and individuals based on a number of factors, including investment performance, the level of fees charged, the quality and diversity of products and services offered, name recognition and reputation, and the ability to develop new investment strategies and products to meet the changing needs of investors. Many of these competitors not only offer mutual fund investments and services, but also offer an ever-increasing number of other financial products and services and have better brand recognition.  See Item 1 – “Business – Competition.”  If existing or potential clients decide to invest with our competitors instead of with us, our market share could decline, which could have a material adverse effect on our business.

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

Our Business And Prospects Could Be Adversely Affected If The Securities Markets Decline Or Are Volatile. Our results of operations are affected by certain economic factors, including the success of the securities markets. Substantial fluctuations in the securities markets can occur on a daily basis and over longer periods as a result of a variety of factors, including national and international economic and political events, broad trends in business and finance, and interest rate movements.  Adverse market conditions, particularly in the U.S. domestic stock market due to our high concentration of AUM in that market, and lack of investor confidence could result in investors further withdrawing from the markets or decreasing their rate of investment, either of which could adversely affect our revenues, earnings and growth prospects.

Our revenues are based on the market value of AUM and AUA.  A decline in the securities markets may cause the value of our AUM and/or AUA to decline or cause investors to redeem or sell assets in favor of investments they perceive offer greater opportunity or lower risk, both of which decrease investment management and other fees and could significantly reduce our revenues and earnings.  We do not hedge our revenue stream from this risk through derivatives or other financial contracts.  Our growth is dependent to a significant degree upon our ability to attract and retain mutual fund assets and advisory assets, and, in an adverse economic environment, this may prove more difficult.  The combination of adverse market conditions reducing both sales and investment management fees could compound one another and adversely affect our business.

There May Be Adverse Effects On Our Business If Our Funds’ Performance Declines.  Success in the investment management and mutual fund businesses, including the growth and retention of AUM, is dependent on the investment performance of client accounts relative to market conditions and the performance of competing funds.  From time to time, we may experience poor investment performance, on a relative or absolute basis, in certain products or accounts that we manage, which may contribute to a significant reduction in our AUM and revenues.  A Fund’s performance record is calculated over various trailing periods and, therefore, the Fund’s underperformance may continue to be reflected in a particular trailing period long after the Fund’s performance has improved.  Accordingly, the Fund may experience delays in realizing, or may not realize, any increase in asset flows from improved performance. Good relative performance stimulates sales of the Funds’ shares and tends to keep redemptions low.  Sales of the Funds’ shares in turn generate higher management fees and distribution revenues. Good relative performance may also attract institutional accounts and may result in higher ratings or rankings by research services such as Morningstar, Lipper or eVestment Alliance, which may compound the foregoing effects. Conversely, poor relative performance results in decreased sales, increased redemptions of the Funds’ shares and the loss of institutional accounts, resulting in decreases in our AUM and revenues.  Poor investment performance also may adversely affect our ability to expand the distribution of our products through unaffiliated third parties.  Further, any drop in market share of mutual fund sales in our wealth management channel may further reduce profits, as sales of unaffiliated mutual funds are less profitable than sales of our Funds.

As of December 31, 2020, 42% our AUM were concentrated in five Funds. As a result, our operating results are significantly affected by the performance of those Funds and our ability to minimize redemptions from and maintain AUM in those Funds. If we experienced a significant amount of redemptions of those Funds for any reason, our revenues would decline, and our operating results would be adversely affected. Further, any adverse performance of those Funds may also indirectly affect the net sales and redemptions in our other products, which in turn, may adversely affect our business.

Changes In The Distribution Channels In Which We Operate Could Reduce Our Net Revenues and Adversely Affect Our AUM, Revenues and Growth Prospects.  Our ability to market and distribute the Funds and other investment products we manage is significantly dependent on access to third party financial intermediaries that distribute these products.  We sell a significant portion of our investment products through a variety of such intermediaries, including major wire houses, national and regional broker-dealers, defined contribution plan administrators, retirement platforms and registered investment advisers.  AUM in our unaffiliated channel at December 31, 2020 were $28.0 billion, or 37% of total AUM.  It would be difficult for us to acquire or retain the management of those assets without the assistance of the intermediaries.  As third-party intermediaries rationalize and reduce the number of product offerings on their platforms, including in response to new best interest and fiduciary standards, we cannot provide assurances that we will be able to maintain an adequate number of investment product offerings, or access to these intermediaries, which could have a material adverse effect on our business.  Relying on third party intermediaries also exposes us to the risk of increasing costs of distribution, as certain intermediaries with which we conduct business charge fees (largely determined by the distributor) to maintain access to their distribution networks.  If we choose not to pay such fees, our ability to distribute through those intermediaries would be limited; significant increases in such fees will cause our distribution costs to increase, which could lower our profitability.  In addition, over time, certain sectors of the financial services industry have become considerably more concentrated, as financial institutions involved in a broad range of financial services have been acquired by or merged into other firms.

Over half of our AUM, $43.3 billion, or 58%, as of December 31, 2020 are held in our wealth management channel.  The investment products distributed in our wealth management channel include our Funds and other products, as well as products issued by unaffiliated mutual fund companies.  A significant portion of the sales in this channel are sales of Funds, upon which we earn higher revenues from asset management fees as compared to the sale of unaffiliated funds.  Sales of affiliated investment products in our wealth management channel may decrease (and redemptions increase) materially with the introduction of additional unaffiliated investment products in our advisory programs.  Further, qualified accounts, particularly IRAs, make up a significant portion of our AUM and AUA in this channel, and a significant portion of those retirement assets are invested in our affiliated products.  The introduction of additional unaffiliated products in this channel, sustained underperformance of key investment products, and the implementation of best interest and fiduciary standards could cause us to experience lower sales of our affiliated investment products, increased redemptions, or other developments that may not be fully offset by higher distribution revenues or other benefits.  As a result, our AUM, AUA, revenues and earnings may decline.  See “Legal, Regulatory and Tax Risks” below for the impact that changes to standards of conduct applicable to broker-dealers and investment advisers and potential fiduciary standards may have on our business, including our distribution activities.

Increasingly, investors, particularly in the institutional market, rely on external consultants and other third-party financial professionals for advice on the choice of an investment adviser and investment portfolio. Further, the institutional account business uses referrals from investment consultants, investment advisers and other professionals.  These consultants and third parties tend to exert a significant degree of influence over their clients’ choices, and they may favor a competitor of ours.  We cannot assure that our investment offerings will be among their recommended choices in the future. The Company cannot be certain that it will continue to have access to these third-party distribution channels or have an opportunity to offer some or all of its investment products through these channels.  Further, their recommendations can change over time and we could lose their recommendation and their client assets under our management.  Any failure to maintain strong business relationships with these distribution sources and the consultant community could impair our ability to sell our products, which in turn could have a negative effect on our revenues and profitability.

A Significant Percentage Of Our AUM Are Distributed Through Our Unaffiliated Channel, Which Has Higher Redemption Rates Than Our Wealth Management Channel.  The percentage of our AUM in the unaffiliated channel was 37% at December 31, 2020, and the percentage of our total sales represented by the unaffiliated channel was 64% for the year ended December 31, 2020.  The success of sales in our unaffiliated channel depends upon our maintaining strong relationships with certain strategic partners, third party distributors and institutional accounts, as well as on the performance of our investment products marketed through this channel.  Many of those distribution sources also offer investors competing funds that are internally or externally managed or may reduce the number of competing products on their platforms through systemic rationalization and reduction, which could limit the distribution of our products. The loss of any of these distribution channels and the inability to continue to access new distribution channels could decrease our AUM and adversely affect our results of operations and growth.  There are no assurances that these channels and their client bases will continue to be accessible to us.  The loss or diminution of the level of business we do with those providers could have a material adverse effect on our business.  Compared to the industry average redemption rate of 28.8% and 21.7% for each of the years ended December 31, 2020 and 2019, respectively, the unaffiliated channel had redemption rates of 37.9% and 38.1% for the years ended December 31, 2020 and 2019, respectively.  Redemption rates were 13.4% and 13.8% for our wealth management channel in the same periods, reflecting the higher rate of transferability of investment assets in the unaffiliated channel.  However, the modernization of our wealth management platforms and products and the introduction of additional unaffiliated investment products in our advisory programs, as well as changes resulting from the implementation of new best interest and fiduciary standards, may result in a higher redemption rate in our wealth management channel, as Advisors may move to sell more unaffiliated products.  An increase in the sale of unaffiliated mutual funds compared to sales of the Funds in our wealth management channel may reduce profits, as sales of unaffiliated mutual funds are less profitable than sales of our Funds.  See “Legal, Regulatory and Tax Risks.”

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

Our Ability To Attract And Retain Key Personnel And Advisors Is Significant To Our Success. Our success is largely dependent on our ability to attract and retain highly skilled personnel, including our corporate officers, portfolio managers, investment analysts, and sales and client relationship personnel, many of whom have specialized expertise and extensive experience in our industry.  The market for experienced asset management personnel is extremely competitive.  Most of our employees do not have employment agreements, and generally can terminate their employment with us at any time.  Those employees who are subject to employment agreements are generally eligible to terminate their employment at any time upon written notice. Due to the competitive market for these professionals and the success of our highly skilled employees, our costs to attract and retain key personnel are significant.  If we are unable to offer competitive compensation or otherwise attract and retain talented individuals, the Company’s ability to execute its strategic objectives, compete effectively and retain its existing clients may be materially impacted.  Because the investment track record of many of our products and services is often attributed to a small number of individual employees, the departure of one or more of these employees could damage our reputation and result in the loss of assets or client accounts, which could have a material adverse effect on our results of operations and financial condition.  If we are unable to attract and retain qualified personnel, it could damage our reputation, make it more difficult to retain and attract new employees, cause our retention costs to increase significantly, and materially adversely impact our financial condition and results of operations.

Additionally, a significant portion of the sales of our mutual funds, investment products, annuities and insurance products are sold in our wealth management channel. Our success is directly affected by the quality, quantity and productivity of Advisors who continue to manage their independent practices through their association with us.  The market for experienced and productive Advisors is highly competitive, and we devote significant resources to attracting and retaining Advisors.  If we are unable to attract new Advisors or to retain existing Advisors, our business may be adversely impacted.

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

Restrictions On Our Ability To Use “Soft Dollars” Could Result In An Increase In Our Expenses. On behalf of our mutual fund and investment advisory clients, we make decisions to buy and sell securities for each portfolio, select broker-dealers to execute trades, and negotiate brokerage commission rates. In connection with these transactions, we receive “soft dollar credits” from broker-dealers that we use to defray certain of our research and brokerage expenses consistent with Section 28(e) of the Securities Exchange Act of 1934, as amended. If our use of “soft-dollars” decreases or is eliminated, including due to the adoption of regulations or changes to market practice, or if the “soft dollars” we generate decrease because of reductions to our AUM or commission rates, our operating expenses could increase.

LEGAL, REGULATORY AND TAX RISKS

Regulatory Risk Is Substantial In Our Business And Regulatory Reforms Could Have A Material Adverse Effect On Our Business.    Virtually all aspects of our business, including the activities of our parent company and our investment advisory and wealth management subsidiaries, are heavily regulated, primarily at the federal level.  The regulatory environment in which we operate frequently changes and has seen a significant increase in regulation in recent years, which could have a material adverse effect on our business.  For a discussion of laws, regulations (including certain pending regulatory reforms) and regulators to which we are subject, see Item 1 – “Business – Regulation.”

At this time, we cannot predict the nature or full impact of future changes to the legal and regulatory requirements applicable to our business, nor the extent to which current or future proposals, or possible enforcement proceedings, will impact our business. Any new and developing laws and regulations are likely to result in greater compliance and administrative burdens, including the investment of significant management time and resources in order to satisfy new regulatory requirements or to compete in a changed business environment, and the imposition of new compliance costs and/or capital requirements, including costs related to information technology systems.  Changes to legal and regulatory requirements applicable to our business may require changes to the way we conduct business, which could have a material adverse impact on our results of operations, financial condition or liquidity.  There are no assurances that we will be able to successfully execute changes and enhancements to our business model, operations, technology and compliance policies and procedures required by changing legal and regulatory requirements, which could materially and adversely affect our business.  New legal and regulatory requirements applicable to our business could also create additional liability exposure to regulatory enforcement.  The evolving regulatory environment may impact a number of our service providers and, to the extent such providers alter their services or increase their fees, it may impact our expenses or those of the products we offer.  Changes in current rules and regulations that impact the business and financial communities generally, including changes in current legal, regulatory, accounting or compliance requirements, including state and federal taxation, or in governmental policies, could have a material adverse impact on our results of operations, financial condition or liquidity.

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

Our Business Is Subject To Substantial Risk From Litigation, Regulatory Investigations And Potential Securities Laws Liability. Many aspects of our business involve substantial risks of litigation, regulatory investigations and/or arbitration, and from time to time, we are involved in various legal proceedings in the course of operating our business.  See Item 3 – “Legal Proceedings.”  We are exposed to liability under federal and state securities laws, other federal and state laws and court decisions, as well as rules and regulations promulgated by the SEC, FINRA and other regulatory bodies.  These regulatory bodies have the authority to review our products and business practices, and those of our employees and the Advisors, and to bring regulatory or other legal actions against us if, in their view, our practices, or those of our employees or the Advisors, are improper. Actions brought against us may result in awards, settlements, penalties, injunctions or other adverse results, including reputational damage. In addition, we may incur significant expenses in connection with our defense against such actions regardless of their outcome. We, our subsidiaries, and/or certain of our past and present directors and officers, have been named as parties in legal actions, regulatory investigations and proceedings, and/or securities arbitrations in the past, and have been subject to claims alleging violation of such laws, rules and regulations, which have resulted in the payment of fines and settlements.  From time to time, we receive subpoenas or other requests for information from governmental and regulatory authorities in connection with certain industry-wide, company-specific or other investigations or proceedings. These examinations, inquiries and proceedings, have in the past and could in the future, if compliance failures or other violations are found, cause the relevant regulator to institute proceedings and impose sanctions for violations. Any such action may also result in litigation by investors in the Funds, other clients or by our stockholders, which could harm the Company’s reputation, potentially harm the investment returns of the Funds, or result in the Company being liable for damages.

In addition, the Funds to which we provide investment advisory and management services are subject to litigation and governmental and self-regulatory organization investigations and proceedings, any of which could harm the investment returns or reputation of the applicable Fund or result in our investment adviser subsidiaries being liable to the Funds for any resulting damages.

There has been an increase in litigation and regulatory investigations in the asset management and financial services industries in recent years, including client claims, class action suits and government actions alleging substantial monetary damages and penalties.  An adverse resolution of any lawsuit, legal or regulatory proceeding or claim against us could result in substantial costs or reputational harm to us and have a material adverse effect on our business.  In addition to these financial costs and risks, the defense of litigation, regulatory investigations or arbitration may divert resources and management’s attention from operations.

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

Financial Advisors Associated With Our Wealth Management Business Are Classified As Independent Contractors, And Changes To Their Classification May Increase Our Operating Expenses.  From time to time, various legislative or regulatory proposals are introduced at the federal or state levels addressing the criteria for determining the status of independent contractors’ classification as employees for either employment tax purposes (withholding, social security, Medicare and unemployment taxes) or other employment benefits.  Currently, most individuals are classified as employees or independent contractors for employment tax purposes based on relevant statutory, regulatory and common law tests, including the multi-factor test utilized by the Internal Revenue Service.   We classify Advisors as independent contractors for all purposes, including employment tax.  There can be no assurance that legislative, judicial or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change the independent contractor classification of those Advisors or that private litigants might file actions seeking to change such classification.  The costs associated with potential changes, if any, with respect to these independent contractor classifications could have a material adverse effect on our business.

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

OPERATIONAL AND TECHNOLOGY RISKS

The COVID-19 Pandemic Could Have A Material Adverse Effect On Our Business, Results Of Operations Or Financial Condition.  The ongoing COVID-19 pandemic has caused significant disruption in global financial markets, including significant volatility in the securities markets.  Declines in our AUM and AUA negatively impact our future revenues, earnings and growth prospects.  In addition, certain of the risk factors set forth in this Annual Report on Form 10-K could be heightened by the effects of the COVID-19 pandemic and related economic conditions resulting in a material adverse effect on our business, results of operations or financial condition, including due to:

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

For additional discussion regarding the impact on our business, results of operations and financial condition due to COVID-19 and the related economic conditions, please see Part II – Item 7 – "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of COVID-19”.

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

The systems upon which we rely to conduct our business may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including a disruption of electrical or communications services, termination or capacity constraints of any of the clearing agents, exchanges, clearing houses or other third party service providers that we use to facilitate, or are component providers to, our brokerage operations, securities transactions and other product manufacturing and distribution activities.  Any such failure, termination or constraint could adversely impact our ability to effect transactions, service our clients, manage our exposure to risk, or otherwise achieve desired outcomes.  Failure to keep current and accurate books and records can render us subject to disciplinary action by governmental and self-regulatory authorities, as well as to claims by our clients. In connection with the modernization of our wealth management platforms and products, a significant portion of our software is licensed from and supported by third party vendors upon whom we rely to prevent operating system failure.  A suspension or termination of these licenses or the related support, upgrades and maintenance could cause system delays or interruption.  If any of our financial, portfolio accounting, brokerage or other data processing systems, or the systems of third parties on whom we rely, do not operate properly or are disabled, or if there are other shortcomings or failures in our internal processes, people or systems, or those of third parties on whom we rely, we could suffer financial loss, a disruption of our businesses, liability to clients, regulatory problems or damage to our reputation.

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

We remain subject to various state and federal laws and regulations related to the privacy, integrity and security of nonpublic personal information we create, collect and maintain in the conduct of our business concerning individuals, including Fund trustees and shareholders, our directors and shareholders, our clients, Advisors’ clients and our employees and independent contractors.  For example, the State of California recently enacted the California Consumer Privacy Act of 2018 (“CCPA”), which was effective January 1, 2020 and, among other things, created detailed notice, opt-out/opt-in, access and erasure rights for consumers vis-à-vis businesses that collect their personal information, and provides a new private cause of action for data breaches.  The California Privacy Rights Act, which was approved by ballot in November 2020 and will be effective in January 2023, augments and expands the CCPA.  Other states have enacted or proposed, or in the future may enact, similar privacy and data security legislation.  Privacy and data security laws and regulations, particularly when enacted on a state by state basis rather than at the federal level, could impose significant limitations, require changes to our business, restrict our collection, use or storage of nonpublic personal information and subject us to legal liability or regulatory action, which may result in increased compliance expenses, fines or penalties, the termination of client contracts, costly mitigation activities and harm to our reputation.

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

Our Expenses Are Subject To Fluctuations That Could Materially Affect Our Operating Results.  Our results of operations are dependent, in part, on the level of our expenses, which can vary significantly from period to period.

Increases in the level of our expenses, or our inability to reduce the level of our expenses, could materially affect our operating results. If we are unable to effect appropriate expense reductions in a timely manner to align with decreases in our revenue due to, among other things, a decline in the level of our AUM or AUA, or our current business environment, through operational changes or performance improvement, our business may be adversely affected.

We Have Significant Goodwill and Intangibles On Our Balance Sheet, And Any Impairment Could Adversely Affect Our Results of Operations.  At December 31, 2020, our total assets were approximately $1.15 billion, of which approximately $145.9 million, or 13%, consisted of goodwill and identifiable intangible assets.  See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”  We complete an ongoing review of goodwill and intangible assets for impairment on an annual basis or more frequently whenever events or a change in circumstances warrant.  Important factors in determining whether an impairment of goodwill or intangible assets might exist include significant continued underperformance compared to peers, the likelihood of termination or non-renewal of a mutual fund advisory or sub-advisory contract or substantial changes in revenues earned from such contracts, significant changes in our business and products, material and ongoing negative industry or economic trends, or other factors specific to each asset or subsidiary being tested.  Because of the significance of goodwill and other intangibles to our consolidated balance sheets, the impairment analysis is critical. Any changes in key assumptions about our business and our prospects, or changes in market conditions or other externalities, could result in an impairment charge.  Any such charge could have a material effect on our results of operations.

The Terms Of Our Credit Facility Impose Restrictions On Our Operations That May Adversely Impact Our Prospects And The Operations Of Our Business.  On October 20, 2020, we entered into a 364-day revolving credit facility (the “Credit Facility”) with various lenders providing for total availability of $100 million. Under the Credit Facility, the lenders may, at their option upon our request, expand the Credit Facility to $200 million. At February 5, 2021, there was no balance outstanding under the Credit Facility. The terms and conditions of the Credit Facility impose restrictions that affect, among other things, our ability to incur additional debt, make capital expenditures and acquisitions, merge, sell assets, pay dividends and create or incur liens. Our ability to comply with the financial covenants set forth in the Credit Facility could be affected by events beyond our control, and there can be no assurance that we will achieve operating results that will comply with such terms and conditions, a breach of which could result in a default under the Credit Facility. In the event of a default under the Credit Facility, the lenders could elect to declare the outstanding principal amount of the Credit Facility, all interest thereon, and all other amounts payable under the Credit Facility to be immediately due and payable.

Our ability to meet our cash needs will depend upon our future operating performance, asset values, the perception of our creditworthiness and, indirectly, the market value of our common stock. These factors may be affected by prevailing economic, financial and business conditions and other circumstances, some of which are beyond our control. We anticipate that available cash, marketable securities, cash flow from operations and any funds generated by any borrowings from the Credit Facility will provide sufficient funds to finance our operating and capital requirements. However, in the event that we require additional capital, there can be no assurance that we will be able to raise such capital when needed or on satisfactory terms, if at all, and there can be no assurance that we will be able to renew or refinance the Credit Facility upon their maturity or on favorable terms. If we are unable to raise capital or obtain financing, we may be forced to incur unanticipated costs or revise our business plan.

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

RISKS RELATED TO OUR COMMON STOCK

Our Holding Company Structure Results In Structural Subordination And May Affect Our Ability To Fund Our Operations And Make Payments On Our Debt. We are a holding company and, accordingly, substantially all of our operations are conducted through our subsidiaries. As a result, our cash flow  is dependent upon the earnings of our subsidiaries and the distribution of earnings, loans or other payments by our subsidiaries to us. Our subsidiaries are separate and distinct legal entities and have no obligation to provide us with funds for our payment obligations, whether by dividends, distributions, loans or other payments. In addition, any payment of dividends, distributions, loans or advances to us by our subsidiaries could be subject to statutory or contractual restrictions. Payments to us by our subsidiaries will also be contingent upon our subsidiaries’ earnings and business considerations. Our right to receive any assets of any of our subsidiaries upon their liquidation or reorganization, and therefore the right of the holders of our debt to participate in those assets, would be effectively subordinated to the claims of those subsidiaries’ creditors, including trade creditors. In addition, even if we were a creditor of any of our subsidiaries, our rights as a creditor would be effectively subordinate to any security interest in the assets of our subsidiaries and any indebtedness of our subsidiaries senior to that held by us.

There Are No Assurances That We Will Pay Future Dividends On, Or Repurchase Shares Of, Our Class A Common Stock, Which Could Adversely Affect Our Stock Price. The Waddell & Reed Financial, Inc. Board of Directors (the “Board of Directors”) currently intends to continue to declare quarterly dividends on, and to authorize the repurchase of shares of, our Class A common stock.  However, the declaration and payment of dividends and the repurchase of common stock is subject to the discretion of our Board of Directors, and the terms of the Merger Agreement limit our ability to repurchase shares of our common stock while the merger is pending. Any determination as to the payment of dividends or repurchase of common stock, as well as the level of such dividends and stock repurchases, will depend on, among other things, general economic and business conditions, our strategic plans, our financial results and condition, and contractual, legal and regulatory restrictions on the payment of dividends by us or our subsidiaries and our ability to repurchase shares of our common stock.  If the effective time of the merger occurs prior to the ex-dividend date with respect to a dividend that has been declared by our Board of Directors, then our stockholders immediately prior to the effective time of the merger would not be entitled to receive the previously declared dividend.  We are a holding company and, as such, our ability to pay dividends and repurchase shares of our common stock is subject to the ability of our subsidiaries to provide us with cash. There can be no assurance that the current quarterly dividend level or the level of stock repurchases will be maintained or that we will pay any dividends or repurchase shares of common stock in any future period.  Any change in the level of our dividends or stock repurchases or the suspension of the payment of dividends or stock repurchases could adversely affect our stock price.  See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

ITEM 1B.   Unresolved Staff Comments

None.

ITEM 2.      Properties

Our existing home office lease agreements cover approximately 298,000 square feet located in Overland Park, Kansas and 38,000 square feet for our disaster recovery facility.  We also own three buildings on our home office campus: two 50,000 square foot buildings and a 52,000 square foot building.  In January 2020, we signed a fifteen-year lease, which commences during early 2022, relating to the development of a new 260,000 square foot corporate headquarters in Kansas City, Missouri.  As a result, the three buildings we own are being marketed for sale.  The impact that our proposed merger with Macquarie will have on our new corporate headquarters lease has not been determined.  In addition, we lease office space utilized by Advisors and field office support staff in various locations throughout the United States totaling approximately 14,000 square feet. The transition of the remaining Advisors currently leasing space from W&R to personal branch offices is nearly complete.

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

According to the records of our transfer agent, we had 2,034 holders of record of common stock as of February 5, 2021. We believe that a substantially larger number of beneficial stockholders hold such shares in depository or nominee form.

Dividends

The declaration of dividends is subject to the discretion of the Board of Directors. We intend, from time to time, to pay cash dividends on our common stock as our Board of Directors deems appropriate, after consideration of our operating results, financial condition, cash and capital requirements, compliance with covenants in the Credit Facility and such other factors as the Board of Directors deems relevant. To the extent assets are used to meet minimum net capital requirements under the Net Capital Rule, they are not available for distribution to stockholders as dividends. See Part I, Item 1. “Business—Regulation.” We anticipate that quarterly dividends will continue to be paid, subject to the terms of the Merger Agreement.  The Merger Agreement limits our ability to increase the dividend with respect to our common stock while the merger is pending; however, we may continue to pay regular quarterly cash dividends not exceeding $0.25 per share, with declaration, record and payment dates substantially consistent with those paid during 2020. On February 1, 2021, we paid a quarterly dividend on our common stock of $0.25 per share to stockholders of record as of January 11, 2021.  The Board of Directors has declared a quarterly dividend on our common stock of $0.25 per share, payable on April 30, 2021, to stockholders of record as of April 9, 2021.  See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Common Stock Repurchases

Our Board of Directors has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including shares issued to employees in our share-

based compensation programs. During the year ended December 31, 2020, we repurchased 7,995,730 shares at an aggregate cost, including commissions, of $114.7 million, including 554,062 shares repurchased from employees to cover their tax withholdings from the vesting of shares granted under our share-based compensation programs at a cost of $9.0 million. The purchase price paid by us for repurchases of our common stock from employees is the closing market price on the vesting date (or the business date prior to the vesting date for shares granted beginning in March 2020).  The terms of the Merger Agreement restrict our ability to repurchase shares of our common stock while the merger is pending; however, we may continue to repurchase shares of our common stock from employees to cover their tax withholdings in connection with the vesting of restricted shares.

The following table sets forth certain information about the shares of common stock we repurchased during the fourth quarter of 2020:

			Total Number of	Maximum Number (or
			Shares	Approximate Dollar
			Purchased as	Value) of Shares That
	Total Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under The
Period	Purchased	per Share	Program (1)	Program (1)
October 1 - October 31	—	$—	—	n/a
November 1 - November 30	76	15.95	—	n/a
December 1 - December 31	102,741	25.47	—	n/a
Total	102,817	$25.46	—
(1)	In October 2012, our Board of Directors approved a program to repurchase shares of our common stock on the open market. Under the repurchase program, we are authorized to repurchase, in any seven-day period, the greater of (i) 3% of our outstanding common stock or (ii) $50 million of our common stock. We may repurchase our common stock in privately negotiated transactions or through the New York Stock Exchange, other national or regional market systems, electronic communication networks or alternative trading systems. Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased; however, our ability to repurchase shares of our common stock is limited while the merger is pending as described above.

During the fourth quarter of 2020, 102,817 shares were purchased in connection with funding employee income tax withholding obligations arising from the vesting of restricted shares.

Total Return Performance

Comparison of Cumulative Total Return (1)

Total Return Performance
Waddell & Reed Financial, Inc.
S&P 500 Index
SNL Asset Manager Index
Index Value
250
200
150
100
50
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20

The above graph compares the cumulative total stockholder return on the Company’s common stock from December 31, 2015 through December 31, 2020 with the cumulative total return of the Standard & Poor’s 500 Stock Index and the SNL Asset Manager Index. The SNL Asset Manager Index is a composite of 40 publicly traded asset management companies (including, among others, the companies in the peer group reviewed by the Compensation Committee for executive compensation purposes) prepared by S&P Global Market Intelligence. The graph assumes the investment of $100 in the Company’s common stock and in each of the two indices on December 31, 2015 with all dividends being reinvested. The closing price of the Company’s common stock on December 31, 2015 was $28.66 per share. The stock price performance on the graph is not necessarily indicative of future price performance.

	Period Ending
Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Waddell & Reed Financial, Inc.	100.00	74.67	94.22	80.11	78.65	127.88
SNL Asset Manager	100.00	105.79	140.48	105.98	147.70	189.47
S&P 500	100.00	111.96	136.40	130.42	171.49	203.04
(1)	Cumulative total return assumes an initial investment of $100 on December 31, 2015, with the reinvestment of all dividends through December 31, 2020.

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

	For the Year Ended December 31,
	2020	2019	2018	2017	2016

	(in thousands, except per share data and percentages)
Revenues from:
Investment management fees	$419,728	445,144	507,906	531,850	557,112
Underwriting and distribution fees	544,440	531,836	550,010	518,699	561,670
Shareholder service fees	85,329	93,335	102,385	106,595	120,241
Total revenues	1,049,497	1,070,315	1,160,301	1,157,144	1,239,023
Net income attributable to Waddell & Reed Financial, Inc.	$70,457	114,992	183,588	141,279	156,695
Operating margin	9%	14%	19%	19%	21%
Net income per share from continuing operations, basic and diluted	$1.08	1.57	2.28	1.69	1.90
Dividends declared per common share	$1.00	1.00	1.00	1.63	1.84
Shares outstanding at December 31,	62,398	68,847	76,790	82,687	83,118

	As of December 31,
	2020	2019	2018	2017	2016

	(in millions)
Assets under management	$74,822	69,958	65,809	81,082	80,521

Balance sheet data:
Goodwill and identifiable intangible assets	$145.9	145.9	145.9	147.1	148.6
Total assets	1,153.8	1,266.3	1,344.1	1,384.4	1,406.3
Long-term debt	—	94.9	94.9	94.8	189.6
Total liabilities	426.1	438.2	449.2	497.0	551.6
Total Waddell & Reed stockholders’ equity	727.8	808.9	883.5	872.9	844.0

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

In our wealth management channel, we had 936 Advisors and 397 licensed advisor associates as of December 31, 2020, for a total of 1,333 licensed individuals associated with W&R who operate out of offices located throughout the United States and provide financial advice for retirement, education funding, estate planning and other financial needs for clients.

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

Proposed Acquisition of Waddell & Reed Financial, Inc. by Macquarie

On December 2, 2020, the Company announced entry into the Merger Agreement.  Subject to the terms and conditions of the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of Macquarie.  Pursuant to the Merger Agreement, at the effective time of the merger, each share of the Company’s Class A common stock issued and outstanding immediately prior to the effective time will be converted into the right to receive $25.00 per share in cash, without interest and subject to any withholding of taxes required by applicable law in accordance with the Merger Agreement.  On completion of the merger, Macquarie intends to sell our wealth management business to LPL Holdings, Inc.

The proposed merger is expected to close by the end of April 2021, subject to regulatory approvals, Waddell & Reed Financial, Inc. stockholder approval and other customary closing conditions.

Please see the Risks Related to the Proposed Merger included in Item 1A—“Risk Factors” in this Annual Report for a discussion of certain risks related to our proposed merger with Macquarie.  Please see the Company’s definitive proxy statement filed with the SEC on February 17, 2021, for additional information on the merger.

Impact of COVID-19

The market volatility that began in March 2020, as a result of the reaction to COVID-19 and its impact on the global economy, resulted in significant depreciation in the stock markets.  In the second through fourth quarters of 2020, the markets rebounded, benefiting our measures of AUM and AUA and the revenues that are based on these assets for these periods.

Some of our expenses, particularly certain distribution expenses, are directly correlated with revenue, and we saw increases in these expenses in line with the revenue increases during the second through fourth quarters of 2020.  At the same time, controllable expenses, defined as Compensation and benefits, General and administrative, Technology, Occupancy and Marketing and advertising, increased approximately 5% year-over-year.  While the Company took several incremental actions to reduce these expenses throughout 2020, we took a long-term view and invested in the areas we thought would allow us to come out of the pandemic in a stronger position to drive growth.

We transitioned most of our workforce and Advisors to a work from home environment early in March 2020.  By late March, 98% of our employees were working remotely, with negligible downtime. The remote work environment has largely continued through the end of 2020 and into the new year.  Our steady and proactive response has allowed our asset management and wealth management businesses to maintain full continuity of service and the access that our clients need and expect.  With a successful transition to a remote working environment, we plan to closely monitor developments and reintroduce employees to the workplace only when it is safe to do so.  The transition of employees to a work from home environment did not result in any material incremental expenses during 2020, and we do not expect to incur any material incremental expenses in future periods.  For additional discussion regarding steps we have taken to facilitate safety, security and full continuity of service, please see Part I – Item 1 –Business, of this Annual Report on Form 10-K.

For additional discussion regarding the risks that can impact our business, results of operations and financial condition due to COVID-19 and the related economic conditions, please see Part I – Item 1A – “Risk Factors”.

Highlights

●	Announced execution of a Merger Agreement under which Macquarie would acquire all the outstanding shares of the Company for $25.00 per share in cash representing total consideration of approximately $1.7 billion. The transaction is expected to close by the end of April 2021 subject to regulatory approvals, Waddell & Reed Financial, Inc. stockholder approval and other customary closing conditions.
●	Continued execution of strategic initiatives in Asset Management
o	AUM as of December 31, 2020 increased 7% compared to the prior year. The increase was due to market appreciation, partially offset by net outflows.
o	Both gross sales and the overall redemption rate improved compared to the prior year, with unaffiliated sales notably improving.
o	Investment performance improved across the complex as measured by the percentage of funds ranked in the top half of their respective Morningstar universes, where we saw an increase from the prior year in trailing one-, three- and five-year performance.
o	Continued progress in strategic pricing evaluation, with 79% of AUM at or better than competitor median fees.
o	Ivy Investments introduced two additional strategies in a model-delivery format, bringing the total offering to nine strategies.
●	Significant progress in wealth management transformation continued, with enhanced focus on recruiting, improving operating metrics and additional growth opportunities
o	AUA increased 16% compared to 2019, primarily due to strong market appreciation and growth in net new Advisory AUA, partially offset by ongoing migration away from Non-advisory brokerage accounts.
o	Continued growth in Advisory AUA on the strength of positive net new Advisory AUA for the 8th consecutive quarter.
o	Number of Advisors and advisor associates increased slightly to 1,333 on strong recruiting results during the year. Since January 1, 2020, 51 new Advisors have affiliated with W&R with combined prior firm AUA totaling over $2.8 billion.
o	In 2020, W&R expanded its WaddellONE centralized digital platform with the launch of ONESource, a consolidated digital repository, which seamlessly connects data across platforms for advisors, and ONEService, a web-based repository of processes, procedures and other information available to all Advisors.
●	During 2020, we returned $180.2 million of capital to stockholders through dividends and share repurchases, including repurchasing 8.0 million shares during the year.
●	Balance sheet remains strong with $760.5 million in unrestricted cash and investments at December 31, 2020; repaid $95.0 million Series B senior unsecured notes in January 2021.

Operating Results (1)

We earned $1.0 billion in revenues in 2020, which decreased 2% compared to 2019.  Average AUM were $66.7 billion in 2020 compared to $70.3 billion in 2019. AUA increased 16% in 2020 to $69.7 billion, compared to $60.1 billion in 2019.  The increase in AUA was related to increases in Advisory AUA, due to market appreciation and positive net new Advisory AUA.  The fourth quarter of 2020 was the 8th consecutive quarter for positive net new Advisory AUA.

Net income attributable to Waddell & Reed Financial, Inc. of $70.5 million decreased 39% compared to $115.0 million in 2019.  Net income per diluted share was $1.08 for 2020 compared to $1.57 for 2019.  The year ended December 31, 2020 included $39.6 million in costs related to our proposed merger with Macquarie.  Excluding the merger-related costs, adjusted net income for 2020 was $102.8 million and adjusted net income per diluted share was $1.58.  The year ended December 31, 2019 included non-cash asset impairment charges of $12.8 million in connection with certain assets held for sale, including real property related to our corporate headquarters move planned for 2022 and the elimination of our internal aviation operations, an $11.2 million non-cash charge related to the annual revaluation of the pension plan liability and $5.4 million in severance expense related to the outsourcing of our transfer agency transactional processing operations.  Excluding these non-cash and severance expense charges, adjusted net income for 2019 was $137.4 million and adjusted net income per diluted share was $1.87.

Operating expenses of $954.7 million in 2020 increased $30.1 million compared to the prior year. Excluding merger-related costs, non-cash asset impairment charges and severance described above, adjusted operating expenses increased $8.7 million, or 1%, compared to adjusted 2019 operating expenses. The operating margin for 2020 was 9.0% and the adjusted operating margin was 12.8%, compared to the reported and adjusted operating margin of 13.6% and 15.3% for 2019, respectively.

(1)	Adjusted net income, adjusted net income per diluted share, adjusted operating expenses and adjusted operating margin are non-GAAP financial measures. See Non-GAAP Financial Measures and Reconciliation of GAAP to non-GAAP Financial Measures on pages 48 and 49.

Assets Under Management

AUM of $74.8 billion at December 31, 2020 increased $4.8 billion, or 7%, compared to $70.0 billion at December 31, 2019. The increase in AUM is due to market appreciation of $12.2 billion, partially offset by net outflows of $7.3 billion.

Change in Assets Under Management (1)

			Wealth
	Unaffiliated (2)	Institutional	Management	Total

	(in millions)
2020
Beginning Assets	$26,264	3,096	40,598	69,958
Sales(3)	5,450	200	2,869	8,519
Redemptions	(9,096)	(735)	(5,981)	(15,812)
Net Exchanges	976	22	(998)	—
Net Flows	(2,670)	(513)	(4,110)	(7,293)
Market Action	4,383	987	6,787	12,157
Ending Assets at December 31, 2020	$27,977	3,570	43,275	74,822
2019
Beginning Assets	$24,977	3,655	37,177	65,809
Sales(3)	4,737	276	2,948	7,961
Redemptions	(9,933)	(1,901)	(6,311)	(18,145)
Net Exchanges	1,192	25	(1,217)	—
Net Flows	(4,004)	(1,600)	(4,580)	(10,184)
Market Action	5,291	1,041	8,001	14,333
Ending Assets at December 31, 2019	$26,264	3,096	40,598	69,958
2018
Beginning Assets	$31,133	6,289	43,660	81,082
Sales(3)	7,287	873	3,835	11,995
Redemptions	(11,399)	(4,108)	(6,889)	(22,396)
Net Exchanges	759	511	(1,270)	—
Net Flows	(3,353)	(2,724)	(4,324)	(10,401)
Market Action	(2,803)	90	(2,159)	(4,872)
Ending Assets at December 31, 2018	$24,977	3,655	37,177	65,809
(1)	Includes all activity of the Funds, the IGI Funds (prior to their liquidation in 2018) and institutional accounts, including money market funds and transactions at net asset value, accounts for which we receive no commissions.
(2)	Unaffiliated includes National channel (home office and wholesale), DCIO, RIA and Variable Annuity.
(3)	Sales consists of gross sales and includes net reinvested dividends, capital gains and investment income.

Average AUM, which are generally more indicative of trends in revenue from investment management services than the change in ending AUM, decreased by 5% compared to 2019.

Average Assets Under Management

	2020		2019		2018
		Percentage		Percentage		Percentage
	Average	of Total	Average	of Total	Average	of Total

	(in millions, except percentage data)
Distribution Channel:
Unaffiliated
Equity	$19,465	80%	21,026	80%	24,164	81%
Fixed income	4,534	19%	5,177	20%	5,607	19%
Money market	138	1%	99	—	92	—
Total	$24,137	100%	26,302	100%	29,863	100%
Institutional
Equity	$3,052	100%	3,719	100%	5,410	99%
Fixed income	—	—	11	—%	54	1%
Money market	—	—	—	—	—	—
Total	$3,052	100%	3,730	100%	5,464	100%
Wealth Management
Equity	$29,149	74%	29,453	73%	31,446	73%
Fixed income	8,673	22%	9,231	23%	9,870	23%
Money market	1,724	4%	1,556	4%	1,696	4%
Total	$39,546	100%	40,240	100%	43,012	100%
Total by Asset Class:
Equity	$51,666	77%	54,198	77%	61,020	78%
Fixed income	13,207	20%	14,419	21%	15,531	20%
Money market	1,862	3%	1,655	2%	1,788	2%
Total	$66,735	100%	70,272	100%	78,339	100%

The following table summarizes our five largest mutual funds as of December 31, 2020 by ending AUM and investment management fees, with the comparative positions in 2019 and 2018.  The AUM and management fees of these mutual funds are presented as a percentage of our total AUM and total management fees.

Five Largest Mutual Funds by Ending Assets Under Management and Investment Management Fees

	2020		2019		2018
		Percentage		Percentage		Percentage
	Ending	of Total	Ending	of Total	Ending	of Total

	(in millions, except percentage data)
By AUM:

Ivy Science & Technology	$9,846	13%	8,143	12%	6,345	10%
Ivy Mid Cap Growth	7,273	10%	5,063	7%	3,983	6%
Ivy Large Cap Growth	5,666	8%	4,762	7%	3,873	6%
Ivy Core Equity	4,546	6%	4,268	6%	3,862	6%
Ivy High Income	4,108	5%	4,722	7%	4,857	7%
Total	$31,439	42%	26,958	39%	22,920	35%

	(in thousands, except percentage data)
By Management Fees:
Ivy Science & Technology	$64,960	15%	59,182	13%	56,997	11%
Ivy Mid Cap Growth	38,292	9%	32,577	7%	30,885	6%
Ivy Large Cap Growth	27,347	7%	25,248	6%	21,465	4%
Ivy Core Equity	25,520	6%	25,751	6%	28,264	6%
Ivy High Income	21,580	5%	25,914	6%	27,971	5%
Total	$177,699	42%	168,672	38%	165,582	32%

Performance

We have seen an increase from the prior year in trailing one-, three- and five-year performance as measured by the percentage of funds ranked in the top half of their respective Morningstar universes. As measured by percentage of assets, five-year performance improved while one- and three-year performance declined. Our commitment to institutional caliber processes means that while we are mindful of short-term market dynamics, we remain focused on the long term and on maintaining discipline and consistency in volatile times such as we have seen throughout 2020.

The following table is a summary of Morningstar rankings and ratings as of December 31, 2020:

MorningStar Fund Rankings [1]	1 Year	3 Years	5 Years
Funds ranked in top half	52%	48%	43%
Assets ranked in top half	51%	52%	55%

MorningStar Ratings [1]	Overall	3 Years	5 Years
Funds with 4/5 stars	28%	30%	21%
Assets with 4/5 stars	48%	44%	43%

(1) Based on class I share, which reflects the largest concentration of sales and assets.

Assets Under Administration

AUA includes both client assets invested in the Funds and in other companies’ products that are distributed through W&R and held in direct to fund accounts, brokerage accounts or within our fee-based advisory programs.  AUA increased 16% compared to 2019, primarily due to strong market appreciation and growth in net new advisory assets, partially offset by ongoing migration away from Non-advisory brokerage accounts.  Average AUA increased 6% compared to 2019.  Average productivity per Advisor for the year ended December 31, 2020 was $487 thousand, an increase of 11% as compared to 2019.  During 2020, we updated our definition of net new AUA to include dividends and interest to be more consistent with peers and have reflected this new definition for all periods presented in the table below.  The slight increase in Advisors, along with an increase in productivity is due to our efforts to transform W&R into a fully competitive and profitable aspect of our business model, with a focus on higher producing Advisors.

	For the Year ended December 31,
	2020	2019	2018

	(in millions, except advisor data
	and percentages)
Ending AUA
Advisory AUA	$33,100	26,947	21,207
Non-advisory AUA	36,605	33,148	30,059
Total ending AUA	$69,705	60,095	51,266

Average AUA (1)
Advisory AUA (1)	$27,562	24,217	22,629
Non-advisory AUA (1)	32,373	32,110	34,224
Total average AUA (1)	$59,935	56,327	56,853

Net new Advisory AUA (2)	$1,695	1,447	1,130
Net new Non-advisory AUA (2), (3)	(1,878)	(2,987)	(3,335)
Total net new AUA (2), (3)	$(183)	(1,540)	(2,205)

Annualized Advisory AUA growth (4)	6.3%	6.8%	5.2%
Annualized AUA growth (4)	(0.3)%	(3.0)%	(3.9)%

Advisors and advisor associates	1,333	1,327	1,403
Average trailing 12-month production per Advisor (5) (in thousands)	$487	438	378

(1)	Average AUA are calculated as the average of the beginning of month AUA during each reporting period.

(2)	Net new AUA are calculated as total client deposits and net transfers less client withdrawals. Client deposits include dividends and interest.

(3)	Excludes activity related to products held outside of our wealth management platform. These assets represent less than 10% of total AUA.

(4)	Annualized growth is calculated as annualized total net new AUA divided by beginning AUA.

(5)	Production per Advisor is calculated as trailing 12-month Total Underwriting and distribution fees less “other” underwriting and distribution fees divided by the average number of Advisors. “Other” underwriting and distribution fees predominantly include fees paid by Advisors for programs and services. Detail of “other” amounts is on page 41.

Results of Operations

Net Income

	For the Year ended
	December 31,			Variance
				2020 vs.	2019 vs.
	2020	2019	2018	2019	2018

	(in thousands, except per share and percentage data)
Net income attributable to Waddell & Reed Financial, Inc.	$70,457	114,992	183,588	(39)%	(37)%
Earnings per share, basic and diluted	$1.08	1.57	2.28	(31)%	(31)%
Operating Margin	9%	14%	19%	(5)%	(5)%

Total Revenues

Total revenues decreased 2% in 2020 and 8% in 2019 compared to 2019 and 2018, respectively, primarily due to lower average AUM, partially offset by an increase in advisory fees due to higher AUA. The decrease in investment management fees from 2019 to 2020 was primarily due to a decrease in average AUM and new fee reductions made on our large cap growth and core bond products effective April 1, 2020 as well as increased money market fee waivers due to the low interest rate environment.  The increase in underwriting and distribution fees was primarily due to an increase in advisory fees due to higher AUA.  Shareholder services fees were also lower due to the decrease in average AUM.

	For the Year ended
	December 31,			Variance
				2020 vs.	2019 vs.
	2020	2019	2018	2019	2018

	(in thousands, except percentage data)
Investment management fees	$419,728	445,144	507,906	(6)%	(12)%
Underwriting and distribution fees	544,440	531,836	550,010	2%	(3)%
Shareholder service fees	85,329	93,335	102,385	(9)%	(9)%
Total revenues	$1,049,497	1,070,315	1,160,301	(2)%	(8)%

Investment Management Fee Revenues

Investment management fee revenues decreased $25.4 million, or 6%, in 2020 and decreased $62.8 million, or 12%, in 2019. Investment management fee revenues are based on the level of average client AUM and are affected by sales, financial market conditions, redemptions and the composition of assets. The following graph illustrates the direct relationship between average client AUM and investment management fee revenues for the years ending December 31, 2020, 2019 and 2018.

The following table summarizes investment management fee revenues, related average AUM, fee waivers and investment management fee rates for the years ending December 31, 2020, 2019 and 2018.  Fee waivers for the Funds are recorded as an offset to investment management fees up to the amount of fees earned, with excess fee waivers recorded in general and administrative expense.

	For the Year ended
	December 31,			Variance
				2020 vs.	2019 vs.
	2020	2019	2018	2019	2018

	(in thousands, except for management fee rate, average assets and
	percentage data)
Funds investment management fees (net)	$407,396	430,028	486,181	(5)%	(12)%
Funds average assets (in millions)	63,683	66,542	72,875	(4)%	(9)%
Funds management fee rate (net)	0.6397%	0.6462%	0.6671%

Total fee waivers	$33,278	29,284	17,696	14%	65%

Institutional investment management fees (net)	$12,332	15,116	21,725	(18)%	(30)%
Institutional average assets (in millions)	3,052	3,730	5,464	(18)%	(32)%
Institutional management fee rate (net)	0.4037%	0.4053%	0.4057%

Revenues from investment management services provided to our retail mutual funds, which are distributed through the unaffiliated and wealth management channels, decreased $22.6 million in 2020, or 5%, compared to 2019, primarily due to a decrease in average assets and a decrease in the effective management fee rate, which was primarily due to fee reductions on selected mutual funds.  The increased fee waivers were due to new fee reductions made on our large cap growth and core bond products effective April 1, 2020 as well as increased money market fee waivers due to the low interest rate environment.  Revenues from investment management services provided to our mutual funds decreased

$56.2 million in 2019, or 12%, compared to 2018, primarily due to a decrease in average assets and fee reductions on selected mutual funds that were implemented as of July 31, 2018.

Institutional account revenues in 2020 decreased $2.8 million, or 18%, compared to 2019 due to a decrease in average AUM.  Institutional account revenues in 2019 decreased $6.6 million, or 30%, compared to 2018. Outflows in assets for 2019 in this channel were primarily due to carryover effects of prior year personnel changes at the portfolio manager level.

	Long-term redemption rates
	(excludes money market redemptions)
	for the year ended December 31,
	2020	2019	2018
Unaffiliated channel	37.9%	38.1%	38.7%
Institutional channel	24.1%	51.0%	75.2%
Wealth Management channel	13.4%	13.8%	13.9%
Total	22.9%	25.0%	27.8%

The long-term redemption rates continued a multi-year improvement in 2020, improving across all channels.  The unaffiliated redemption rate improved modestly;  prolonged redemptions in the unaffiliated channel could negatively affect revenues in future periods.  The institutional redemption rate returned closer to historical levels as the effects of portfolio manager turnover in 2018 and 2019 subsided.  In the wealth management channel, we continued to benefit from a long-term redemption rate that is significantly lower than that of the industry average. In aggregate, the industry average redemption rate in 2020, based on data provided by the ICI, was 28.8% versus our rate of 22.9%.

Underwriting and Distribution Fee Revenues

We offer a wide range of fee-based advisory products. These products offer clients a selection of traditional asset allocation models, as well as features such as systematic rebalancing and client and Advisor participation in determining asset allocation across asset classes. These products utilize a variety of underlying investment options, including mutual funds, stocks, bonds and ETFs. We earn asset-based fees on our advisory products.

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

The following tables summarize the significant components of underwriting and distribution fee revenues segregated by distribution channel for the years ended December 31, 2020, 2019 and 2018:

	Total
	2020	2019	2018

	(in thousands)
Underwriting and distribution fee revenues:
Advisory fees	$318,964	284,188	269,069
Service and distribution fees	118,054	128,424	148,979
Sales commissions	72,398	82,515	92,912
Other revenues	35,024	36,709	39,050
Total	$544,440	531,836	550,010

	Unaffiliated Channel
	2020	2019	2018

	(in thousands)
Underwriting and distribution fee revenues:
Service and distribution fees	$58,507	65,227	78,041
Sales commissions	1,065	1,730	1,886
Other revenues	362	290	568
Total	$59,934	67,247	80,495

	Wealth Management Channel
	2020	2019	2018

	(in thousands)
Underwriting and distribution fee revenues:
Advisory fees	$318,964	284,188	269,069
Service and distribution fees	59,547	63,197	70,938
Sales commissions	71,333	80,785	91,026
Other revenues	34,662	36,419	38,482
Total	$484,506	464,589	469,515

A significant portion of underwriting and distribution fee revenues are received from asset-based fees earned on our advisory products and commissions. Underwriting and distribution fee revenues also include Rule 12b-1 asset-based service and distribution fees earned on load, load-waived and deferred-load products sold by Advisors and third party intermediaries, sales commissions charged on front-end load products sold by Advisors, including mutual fund Class A shares (those sponsored by the Company and those underwritten by other non-proprietary mutual fund companies), variable annuities, sales of other insurance products, and financial planning fees. A significant amount of unaffiliated channel mutual fund sales are load-waived.  We recover certain of our underwriting and distribution costs through Rule 12b-1 service and distribution fees, which are paid by the Funds. All Rule 12b-1 service and distribution fee revenue received from the Funds is recorded on a gross basis.

Underwriting and distribution fee revenues earned in 2020 increased by $12.6 million, or 2%, compared to 2019. Revenues from fee-based advisory products earned in 2020 in our wealth management channel increased 12% compared to 2019 due to an increase in average Advisory AUA of 14%, slightly offset by a decrease in the average fee rate due to product mix.  This increase was partially offset by a decrease of $10.4 million, or 8%, in Rule 12b-1 asset-based service and distribution fees across both channels, as compared to 2019, which was driven by a decrease in average mutual fund AUM for which we earn Rule 12b-1 revenue.  Sales commission revenues decreased $10.1 million, or 12%, due to lower commissionable sales, in part due to the impact of COVID-19 on sales activity. Other revenue also decreased $1.7 million primarily due to lower office space revenue from Advisors as we continued the transition to Advisor personal branch offices.  Due to current industry trends toward institutional share classes in fee-based programs, we anticipate a continued decrease in 12b-1 service and distribution fees and sales commissions.

Underwriting and distribution fee revenues earned in 2019 decreased by $18.2 million, or 3%, compared to 2018. A decrease of $20.6 million, or 14%, in Rule 12b-1 asset-based service and distribution fees across both channels, as compared to 2018, was driven by a decrease in average mutual fund AUM for which we earn Rule 12b-1 revenue.  Sales commissions decreased $11.8 million, or 13%, due to lower commissionable sales. These decreases were partially offset by a 6% increase in revenues from fee-based advisory products due to an increase in average advisory AUA of 7%, slightly offset by a decrease in the average fee rate due to product mix.

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

During 2020, shareholder service fees revenue decreased $8.0 million, or 9%, compared to 2019. Account-based fees decreased $5.3 million compared to 2019 primarily due to a decrease in the number of accounts and decreases related to the outsourcing of our transfer agency transactional processing operations, which was offset by lower reimbursable costs.  Service fees based on assets decreased $2.7 million, or 5%, compared to 2019, primarily due to a decrease in assets.

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

Total Operating Expenses

Operating expenses for 2020, including $39.6 million of merger-related costs, were up 3% compared to 2019.  Operating expenses for 2019, including $12.8 million of non-cash asset impairment charges and $5.4 million of severance expense related to the outsourcing of our transactional processing operations of our transfer agency, were down 1% compared to 2018.  During 2021, we expect additional merger-related costs in general and administrative, including legal costs and certain expenses related to the Funds, and in compensation and benefits, including retention and incentive awards.

Operating expenses for the years ended December 31, 2020, 2019 and 2018 are set forth in the following table:

	For the Year ended
	December 31,			Variance
				2020 vs.	2019 vs.
	2020	2019	2018	2019	2018

	(in thousands, except percentage data)
Distribution	$478,578	460,921	456,832	4%	1%
Compensation and benefits	278,711	254,534	263,329	9%	(3)%
General and administrative	90,813	77,482	73,643	17%	5%
Technology	57,066	63,719	65,275	(10)%	(2)%
Occupancy	16,559	24,243	27,197	(32)%	(11)%
Marketing and advertising	6,253	8,964	10,323	(30)%	(13)%
Depreciation	12,833	19,829	25,649	(35)%	(23)%
Subadvisory fees	13,914	14,931	14,805	(7)%	1%
Intangible asset impairment	—	—	1,200	—	(100)%
Total operating expenses	$954,727	924,623	938,253	3%	(1)%

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

Distribution expenses for the years ended December 31, 2020, 2019, and 2018 are set forth in the following table:

	For the Year ended
	December 31,			Variance
				2020 vs.	2019 vs.
	2020	2019	2018	2019	2018

	(in thousands, except percentage data)
Distribution - unaffiliated channel	$91,157	96,718	112,562	(6)%	(14)%
Distribution - wealth management channel	387,421	364,203	344,270	6%	6%
Total distribution expenses	$478,578	460,921	456,832	4%	1%

Distribution expenses in 2020 increased by $17.7 million, or 4%, compared to 2019. Expenses in the wealth management channel increased $23.2 million compared to 2019, primarily due to an increase in Advisory fee revenue resulting in a higher payout to Advisors.  Expenses in the unaffiliated channel decreased $5.6 million compared to 2019 primarily due to lower Rule 12b-1 asset-based service and distribution expenses paid to third party distributors.

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

Compensation and Benefits

Compensation and benefits in 2020 increased $24.2 million, or 9%, compared to 2019. The primary driver of the increase was merger-related compensation expense of $29.1 million, including mark-to-market adjustments on outstanding restricted share units as a result of the increase in share price of our common stock, retention award accruals and higher cash incentive payments.   In addition, compensation and benefits expense increased due to deferred compensation plan valuation adjustments and higher incentive accruals. Partially offsetting these increases were decreases in salaries and wages due to a decrease in headcount and a decrease in severance expenses due to charges related to the outsourcing of our transactional processing operations of our transfer agency in the prior period.

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

General and administrative expenses increased $13.3 million for the year ended December 31, 2020, compared to 2019.  The increase was due to $10.5 million of merger-related expenses, including legal expense, consulting expense and project-related asset impairments, a shift of our transfer agency transactional processing operations costs from technology expenses to general and administrative expenses as a result of outsourcing and increased strategic project spending.  Partially offsetting these increases were lower travel and meetings costs and lower non-cash impairment charges.

General and administrative expenses increased $3.8 million for the year ended December 31, 2019, compared to 2018.  A non-cash impairment charge of $12.8 million in connection with certain assets held for sale, including real property related to our corporate headquarters move planned for 2022 and the elimination of our internal aviation operations, was recorded in 2019, which was partially offset by decreases in temporary office staff expense of $4.2 million, primarily due to reduced consulting services for projects completed in 2018, and lower dealer services costs of $1.5 million due to decreases in accounts and assets used to calculate the fees. There were also decreases in legal, audit and consulting costs and fund expenses in 2019 compared to 2018.

Technology

Technology expenses decreased $6.7 million for the year ended December 31, 2020, compared to 2019 due to a shift of our transfer agency transactional processing operations costs from technology expenses to general and administrative expenses, partially offset by increased software and technology costs for strategic projects.  Technology expenses decreased $1.6 million for the year ended December 31, 2019, compared to 2018 as lower shareholder servicing expense resulting from fewer accounts was partially offset by increased software costs for new technologies.

Occupancy

Occupancy expenses include facilities costs for our home office, as well as rent expense for our leased home office and field office space. Occupancy expenses decreased $7.7 million in 2020 compared to 2019 and decreased $3.0 million in 2019 compared to 2018 primarily as a result of the planned transition from Advisors leasing space from the Company to Advisors utilizing personal branch offices.

Marketing and advertising

Marketing and advertising expense decreased $2.7 million in 2020 compared to 2019, primarily due to lower fees in connection with the shift to virtual industry conferences.  Marketing and advertising expense decreased $1.4 million in 2019 compared to 2018 due to reduced fund-related marketing expenses from 2018 fund mergers and focusing our marketing efforts on the highest impact markets and activities.

Depreciation

Depreciation expense decreased in 2020 compared to 2019 primarily due to certain fixed assets becoming fully depreciated and no depreciation on assets held for sale.  Depreciation expense decreased in 2019 compared to 2018 primarily due to certain fixed assets reaching the end of their useful lives.

Subadvisory Fees

Subadvisory fees represent fees paid to other asset managers for providing advisory services for certain mutual fund portfolios. These expenses reduce our operating margin, as we pay out approximately half of our management fee revenues received from subadvised products.

Subadvisory expenses decreased $1.0 million for the year ended December 31, 2020 compared to 2019 due to a slight decrease in subadvised average assets.  Subadvisory expenses were relatively flat for the year ended December 31, 2019 compared to 2018 due to relatively no change in subadvised average assets or average subadvisory fee rate.

Intangible Asset Impairment

During 2018, we recorded an intangible asset impairment charge of $1.2 million related to our subadvisory agreement to manage certain mutual fund products, as a result of the termination of the subadvisory agreement. At December 31, 2018, there was no remaining balance of our subadvisory intangible asset.

Other Income and Expenses

Investment and Other Income

Investment and other income decreased $4.6 million in 2020 compared to 2019.  Lower unrealized and realized gains in 2020 as compared to 2019 on our corporate fixed income investments and seed investments, net of losses generated by our economic hedging program that uses total return swap contracts to hedge market risk, caused a decrease of $9.0 million. Interest and dividend income also decreased $4.8 million compared to 2019 primarily due to lower interest rates and redemptions in our corporate fixed income portfolio.  Offsetting these decreases, lower expenses related to Pension

Plan settlement expense in 2020 compared to unrealized losses related to the revaluation of the Pension Plan liability in 2019 resulted in an increase of $9.2 million.

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

Interest Expense

Interest expense was $6.2 million, $6.2 million and $6.5 million in 2020, 2019 and 2018, respectively. The majority of our interest expense was related to our $95.0 million Series B senior unsecured notes. We expect interest expense to decrease in 2021 as the $95.0 million Series B senior unsecured notes matured and were repaid in January 2021.

Income Taxes

Our effective income tax rate was 29.3%, 26.2% and 23.3% in 2020, 2019, and 2018, respectively. The higher effective tax rate in 2020 compared to 2019 was primarily the result of an increase in non-deductible compensation.  Also, state tax rates increased compared to the prior year. The impact of share-based payments was relatively flat in 2020 compared to 2019. The tax effects of share-based payments and non-deductible compensation could create continued volatility in the effective tax rate in future periods.

The higher effective tax rate in 2019 compared to 2018 was primarily the result of $6.4 million uncertain tax expense that was reversed in 2018 upon completion of a voluntary disclosure agreement with a state tax jurisdiction. State tax rates increased compared to the prior year. Offsetting these increases was the impact of share-based payments, which created a tax shortfall in both 2019 and 2018 due to the reduction in value of restricted stock from issuance to vesting, but the impact was greater in 2018.

Liquidity and Capital Resources

The Merger Agreement limits our ability to take certain actions while the merger is pending, including, among other things, actions related to acquiring businesses or investment securities, making seed capital investments, repurchasing our common stock, entering into or amending material contracts, incurring capital expenditures and incurring additional debt.

Management believes its available cash, marketable securities and expected cash flow from operations will be sufficient to fund the Company’s operating and capital requirements. Subject to the terms and conditions of the Merger Agreement, expected uses of cash include dividend payments, maturities of outstanding debt in January 2021, costs related to our proposed merger with Macquarie, income tax payments, seed capital investments, ongoing technology enhancements, capital expenditures, collateral funding for margin accounts established to support derivative positions and operating expenses of our business.

	For the Year Ended			Variance
	December 31,			2020 vs.	2019 vs.
	2020	2019	2018	2019	2018

	(in thousands, except percentage data)
Balance Sheet Data:
Cash and cash equivalents	$273,756	151,815	231,997	80%	(35)%
Investment securities	486,765	688,346	617,135	(29)%	12%
Short-term debt	94,997	—	—	—	—
Long-term debt	—	94,926	94,854	(100)%	—
Cash Flow Data:
Cash flows from operating activities	188,044	165,983	357,015	13%	(54)%
Cash flows from investing activities	98,660	(6,851)	10,343	NM	NM
Cash flows from financing activities	(175,494)	(224,547)	(311,788)	22%	28%

Our operations provide much of the cash necessary to fund our priorities, which historically have been as follows:

●	Pay dividends
●	Repurchase our common stock
●	Finance growth objectives

Pay Dividends

We paid quarterly dividends on our common stock that resulted in financing cash outflows of $65.6 million, $74.3 million and $81.2 million in 2020, 2019 and 2018, respectively.  The Merger Agreement limits our ability to increase the dividend on our common stock while the merger is pending; however, we may continue to pay regular quarterly cash dividends not exceeding $0.25 per share, with declaration, record and payment dates substantially consistent with those paid during 2020.

On February 1, 2021, we paid a quarterly dividend on our common stock of $0.25 per share to stockholders of record as of January 11, 2021.  The Board of Directors has declared a quarterly dividend on our common stock of $0.25 per share, payable on April 30, 2021, to stockholders of record as of April 9, 2021.

Repurchase Our Common Stock

We repurchased 8.0 million shares of our common stock in 2020 compared to 9.2 million and 7.0 million shares in 2019 and 2018, respectively, resulting in share repurchases of $114.7 million, $154.2 million and $135.9 million, respectively.  These share repurchases included 554,062 shares, 548,132 shares and 729,882 shares tendered by employees to cover their tax withholdings with respect to vesting of share-based awards during the years ended December 31, 2020, 2019 and 2018, respectively.

The terms of the Merger Agreement restrict our ability to repurchase shares of our common stock while the merger is pending; however, we may continue to repurchase shares of our common stock from employees to cover their tax withholdings in connection with the vesting of restricted shares.

Finance Growth Objectives

We use cash to fund growth in our distribution channels. We continue to invest in our wealth management channel by offering home office resources, wholesaling efforts and enhanced technology tools, including the modernization of our wealth management platforms. Our unaffiliated channel requires cash outlays for wholesaler commissions and commissions to third parties on deferred load product sales and technology enhancements for asset management and distribution. We also provide seed money for new products to further enhance our product offerings and distribution efforts.  The Merger Agreement limits our ability to take certain actions while the merger is pending, including making seed capital investments, entering into or amending material contracts and incurring capital expenditures.

On October 20, 2020, we entered into a 364-day unsecured revolving Credit Facility with various lenders, which initially provides for borrowings of up to $100.0 million and may be expanded to $200.0 million. The Credit Facility replaced the prior credit facility, which was set to terminate in October 2020. The covenants in the Credit Facility are materially consistent with the covenants in the prior credit facility, including the requirement that the Company maintain a consolidated leverage ratio not to exceed 3.0 for four consecutive quarters and a consolidated interest coverage ratio of not less than 4.0 for four consecutive quarters.  The Company was in compliance with these covenants for all periods presented. As of December 31, 2020, the Company’s consolidated leverage ratio was 0.7, and consolidated interest coverage ratio was 22.4.  There were no borrowings under the Credit Facility or prior credit facility at December 31, 2020 or at any point during the year.

On August 31, 2010, the Company entered into an agreement to complete a $190.0 million private placement of the Series A and Series B senior unsecured notes. Interest was payable semi-annually in January and July of each year.  The $95.0 million Series A, senior unsecured notes that matured on January 13, 2018 were repaid. In January 2021, the Company repaid the $95.0 million Series B senior unsecured notes at maturity.

Cash Flows

Cash from operations is our primary source of funds.In 2020, cash from operations increased compared to 2019 primarily due to increased maturities and sales of trading securities, partially offset by a decrease in net income.  In 2019, cash from operations decreased primarily due to decreased sales of trading securities held by consolidated sponsored funds, due to the liquidation of the IGI Funds in 2018, and a decrease in net income as compared to 2018. In 2018, cash from operations increased primarily due to increased sales of trading securities held by consolidated sponsored funds, due to the liquidation of the IGI Funds, and an increase in net income as compared to 2017.

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

Investing activities consist primarily of the seeding and sale of sponsored investment securities classified as available for sale, purchases and maturities of investments held in our fixed income laddering program classified as available for sale and capital expenditures. Future investing cash flows will be impacted by limitations on our ability to acquire investment securities and make seed capital investments pursuant to the terms of the Merger Agreement.

Financing activities include payment of dividends and repurchase of our common stock.  Additionally, in 2018, financing activities included repayment of our Series A senior unsecured notes at maturity.  Financing cash flows in 2021 will be affected by repayment of our Series B senior unsecured notes at maturity in January 2021 and our existing capital return policy, subject to the terms of the Merger Agreement.

Contractual Obligations and Contingencies

Expected short- and long-term capital requirements include interest on indebtedness and maturities of outstanding debt in January 2021, operating leases and purchase obligations, and potential recognition of tax liabilities, which are summarized in the following table as of December 31, 2020.  Purchase obligations include amounts that will be due for the purchase of goods and services to be used in our operations under long-term commitments or contracts.

			2022-	2024-	Thereafter/
	Total	2021	2023	2025	Indeterminate

	(in thousands)
Short-term and long-term debt obligations, including interest	$97,731	97,731	—	—	—
Non-cancelable operating lease commitments	195,260	6,814	25,162	26,644	136,640
Purchase obligations	118,133	58,050	52,460	7,623	—
Unrecognized tax benefits	1,945	—	—	—	1,945
	$413,069	162,595	77,622	34,267	138,585

We signed a lease in January 2020 for our new corporate headquarters, which we anticipate will be complete in 2022 and will create future lease commitments included in the table above for 2022 and beyond.  The impact that our proposed merger with Macquarie will have on our new corporate headquarters lease, including eligibility for state and local tax savings, has not been determined; however, the Merger Agreement limits our ability to take certain actions while the merger is pending, including authorizing material expenditures in connection with the relocation of operations, employees or assets of the Company to the new headquarters.

Off-Balance Sheet Arrangements

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

We complete an ongoing review of the recoverability of goodwill and intangible assets on an annual basis, or more frequently whenever events occur, or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Annually, the Company first assesses qualitative factors to determine whether it is necessary to perform a quantitative impairment test. If the Company determines, based on qualitative factors, that the fair value of the reporting unit is more likely than not greater than the carrying amount, a quantitative impairment test would not be required. We consider mutual fund advisory contracts indefinite lived intangible assets as they are expected to be renewed without significant cost or modification of terms. Factors that are considered important in determining whether an impairment of goodwill or intangible assets might exist include significant continued underperformance compared to peers, the likelihood of termination or non-renewal of a mutual fund advisory contract or substantial changes in revenues earned from such contracts, significant changes in our business and products, material and ongoing negative industry or economic trends, or other factors specific to each asset or subsidiary relationship being evaluated. Because of the significance of goodwill and other intangibles to our consolidated balance sheets, the annual impairment analysis is critical. Any changes in key assumptions about our business and our prospects, or changes in market conditions or other externalities, could result in an impairment charge.

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

Non-GAAP Financial Measures

“Adjusted net income attributable to Waddell & Reed Financial, Inc.,” “adjusted net income per share, basic and diluted,” “adjusted operating expenses,” “adjusted operating income” and “adjusted operating margin” are non-GAAP financial measures that are not presented in accordance with U.S. generally accepted accounting principles (“GAAP”). We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our performance by excluding charges and gains that are not indicative of our core operating results, and allow management and investors to better evaluate our performance between periods and compared to other companies in our industry.

These non-GAAP financial measures should not be considered a substitute for financial measures presented in accordance with GAAP and you should not rely on non-GAAP financial measures alone as measures of our performance.

A reconciliation of these non-GAAP financial measures to the comparable GAAP financial measures is included in the table below.

Reconciliation of GAAP to non-GAAP Financial Measures

(in thousands, except for per share and percentage data)

	Year Ended December 31,
	2020	2019	2018
Net income attributable to Waddell & Reed Financial, Inc. (GAAP)	$70,457	$114,992	$183,588
Adjustments
Merger-related costs (1)	39,606	—	—
Severance	—	5,401	9,066
Non-cash asset impairments	—	12,841	—
Intangible impairment	—	—	1,200
Pension revaluation	—	11,217	(16,129)
Tax effect of adjustments	(7,226)	(7,070)	1,407
Adjusted net income attributable to Waddell & Reed Financial, Inc. (non-GAAP)	$102,837	$137,381	$179,132

Weighted average shares outstanding-basic and diluted	64,974	73,299	80,468
Adjusted net income per share, basic and diluted (non-GAAP)	$1.58	$1.87	$2.23

Operating expenses (GAAP)	$954,727	$924,623	$938,253
Adjustments
Merger-related costs (1)	39,606	—	—
Severance	—	5,401	9,066
Non-cash asset impairments	—	12,841	—
Intangible impairment	—	—	1,200
Adjusted operating expenses (non-GAAP)	$915,121	$906,381	$927,987

Operating income (GAAP)	$94,770	$145,692	$222,048
Adjustments
Merger-related costs (1)	39,606	—	—
Severance	—	5,401	9,066
Non-cash asset impairments	—	12,841	—
Intangible impairment	—	—	1,200
Adjusted operating income (non-GAAP)	$134,376	$163,934	$232,314

Operating revenue	$1,049,497	$1,070,315	$1,160,301
Adjusted operating margin (non-GAAP)	12.8%	15.3%	20.0%

(1)	Primarily represents increased compensation from mark-to-market adjustments on outstanding restricted share units as a result of the increase in share price of our common stock, retention award accruals, higher cash incentive payments, legal and consulting costs and project-related asset impairments all related to our proposed merger with Macquarie.

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

Interest Rate Sensitivity

Our interest sensitive assets and liabilities include the debt security holdings in our fixed income laddering program, debt security holdings in our seed investment portfolio, our long-term fixed rate Senior Notes and obligations for any balances outstanding under the Credit Facility or other short-term borrowings. Increases in market interest rates would generally cause a decrease in the fair value of the debt security holdings in the fixed income laddering program, debt security holdings in the seed investment portfolio and the Senior Notes, and an increase in interest expense associated with short-term borrowings and borrowings under the Credit Facility. Decreases in market interest rates would generally cause an increase in the fair value of the debt security holdings in the fixed income laddering program, debt security holdings in the seed investment portfolio and Senior Notes, and a decrease in interest expense associated with short-term borrowings and borrowings under the Credit Facility. There were no borrowings under the Credit Facility at December 31, 2020 or at any point during the year.

Investment Securities Sensitivity

We maintain an investment portfolio of various holdings, types and maturities. Our portfolio is diversified and consists primarily of sponsored funds, equity securities and debt securities. We have a hedging program that uses total return swaps to hedge our exposure to fluctuations in the value of our seed investment portfolio classified as trading debt securities and equity securities measured at fair value through net income, recorded using the equity method, or consolidated within our consolidated financial statements. At any time, a sharp increase in interest rates or a sharp decline in the stock markets could have a significant negative impact on the fair value of our investment portfolio. Conversely, declines in interest rates or a sizeable rise in the stock markets could have a significant positive impact on our investment portfolio. The results of fluctuations in interest rates and stock market volatility on our seed investment portfolio may be offset due to the hedging program. A portion of debt securities in the fixed income laddering program are classified as available for sale investments. If a decline in fair value is determined to be other than temporary by management or the Company intends or is required to sell the available for sale security prior to recovery of the amortized cost, the cost basis of the individual security accounted for as available for sale is written down to fair value. However, unrealized gains are not recognized in operations on available for sale debt securities until they are sold.

The following is a summary of the effect that a 10% increase or decrease in equity or fixed income prices would have on our investment portfolio subject to equity or fixed income price fluctuations at December 31, 2020:

		Fair Value	Fair Value
		Assuming a 10%	Assuming a 10%
Investment Securities	Fair Value	Increase	Decrease

	(in thousands)
Available for sale:
Commercial paper	$9,705	10,676	8,735
Corporate bonds	157,832	173,615	142,049
Trading:
Commercial paper	11,785	12,964	10,607
Corporate bonds	76,734	84,407	69,061
Mortgage-backed securities	1	1	1
Term Loans	47,224	51,946	42,502
Equity Securities:
Common stock	41,410	45,551	37,269
Sponsored funds	81,019	89,121	72,917
Sponsored privately offered funds	1,165	1,282	1,049
Equity Method:
Sponsored funds	59,890	65,879	53,901
Total	$486,765	535,442	438,091

Securities Price Sensitivity

Our revenues are dependent on the underlying AUM and AUA for which we provide services. These assets are comprised of various combinations of equity, fixed income and other types of securities and commodities. Fluctuations in the value of these securities are common and are caused by numerous factors, including, without limitation, market volatility, the overall economy, inflation, changes in investor strategies, availability of alternative investment vehicles and government regulations. Accordingly, declines in any one or a combination of these factors, or other factors not separately identified, may reduce the value of investment securities and, in turn, the underlying assets on which our revenues are earned. These declines have an impact in our investment sales.

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

ITEM 8.      Financial Statements and Supplementary Data

Reference is made to the Consolidated Financial Statements referred to in the Index on page 60 setting forth our consolidated financial statements, together with the report of KPMG LLP dated February 19, 2021 on pages 61 and 62.

ITEM 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.   Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2020, have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.
(b)	Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the framework in “Internal Control-Integrated Framework (2013),” management concluded that, as of December 31, 2020, our internal control over financial reporting was effective. KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, also audited the effectiveness of our internal control over financial reporting as of December 31, 2020, as stated in their attestation report which follows.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Waddell & Reed Financial, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Waddell & Reed Financial, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 19, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Kansas City, Missouri

February 19, 2021

(c)	Changes in Internal Control over Financial Reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. During 2021, the Company expects to complete a human capital management system conversion. This system conversion will result in changes to processes and controls as we migrate from the legacy system to the new system. The system change is being undertaken to enhance our operating platform and is not being undertaken in response to any actual or perceived deficiencies in our internal control over financial reporting.

ITEM 9B.   Other Information

None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G to Form 10-K, the information required by this item will either be (i) incorporated herein by reference to a definitive proxy statement that involves the election of directors or (ii) included in an amendment to this Form 10-K, in each case, filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11.    Executive Compensation

Pursuant to General Instruction G to Form 10-K, the information required by this item will either be (i) incorporated herein by reference to a definitive proxy statement that involves the election of directors or (ii) included in an amendment to this Form 10-K, in each case, filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G to Form 10-K, the information required by this item will either be (i) incorporated herein by reference to a definitive proxy statement that involves the election of directors or (ii) included in an amendment to this Form 10-K, in each case, filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G to Form 10-K, the information required by this item will either be (i) incorporated herein by reference to a definitive proxy statement that involves the election of directors or (ii) included in an amendment to this Form 10-K, in each case, filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14.    Principal Accounting Fees and Services

Pursuant to General Instruction G to Form 10-K, the information required by this item will either be (i) incorporated herein by reference to a definitive proxy statement that involves the election of directors or (ii) included in an amendment to this Form 10-K, in each case, filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules

HIDDEN_ROW
	(a)(1)	Financial Statements.
Reference is made to the Index to Consolidated Financial Statements on page 60 for a list of all financial statements filed as part of this Report.
	(a)(2)	Financial Statement Schedules.
None.
	(b)	Exhibits.

Exhibit No.	Exhibit Description
2.1

Agreement and Plan of Merger, dated as of December 2, 2020, by and among Macquarie Management Holdings, Inc., Merry Merger Sub, Inc., Waddell & Reed Financial, Inc. and (solely for purposes of Section 9.15) Macquarie Financial Holdings Pty Ltd.  Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, File No. 001-13913, filed on December 4, 2020 and incorporated herein by reference. †

3.1

Restated Certificate of Incorporation of Waddell & Reed Financial, Inc. Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, File No. 333-43687, for the quarter ended June 30, 2006 and incorporated herein by reference.

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

4.3

Certificate of Elimination of Series B Junior Participating Preferred Stock of Waddell & Reed Financial, Inc., as filed on February 16, 2018 with the Secretary of the State of Delaware.  Filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2017 and incorporated herein by reference.

4.4	Description of Securities. Filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2019 and incorporated herein by reference.
10.1

Credit Agreement, dated October 20, 2020, by and among Waddell & Reed Financial, Inc., the lenders party thereto, Bank of America, N.A., as Administrative Agent for the lenders and Swing Line Lender, and BofA Securities, Inc., as Sole Lead Arranger and Sole Bookrunner. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-13913, filed October 21, 2020 and incorporated herein by reference.

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

10.6	Waddell & Reed Financial, Inc. Executive Incentive Plan, as amended and restated.*
10.7	Waddell & Reed Financial, Inc. Stock Incentive Plan, as amended and restated.*
10.8	Form of Restricted Stock Unit Award Agreement for awards pursuant to the Waddell & Reed Financial, Inc. Stock Incentive Plan.*
10.9	Form of Restricted Stock Unit Award Agreement for awards to Non-Employee Directors pursuant to the Waddell & Reed Financial, Inc. Stock Incentive Plan.*
10.10

Form of Restricted Stock Award Agreement for awards pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated.  Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2015 and incorporated herein by reference.*

10.11

Form of Restricted Stock Award Agreement for awards pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated.  Filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2016 and incorporated herein by reference.*

10.12

Form of Restricted Stock Award Agreement for awards pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated.  Filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2018 and incorporated herein by reference.*

10.13

Form of Restricted Stock Award Agreement for awards pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated.   Filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2019 and incorporated herein by reference.*

10.14

Form of Restricted Stock Award Agreement for awards to Non-Employee Directors pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated.  Filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2017 and incorporated herein by reference.*

10.15

Form of Restricted Stock Award Agreement for awards to Non-Employee Directors pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated.  Filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2017 and incorporated herein by reference.*

Exhibit No.	Exhibit Description
10.16

Form of Restricted Stock Award Agreement for awards to Non-Employee Directors pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated.  Filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2019 and incorporated herein by reference.*

10.17

Waddell & Reed Financial, Inc. Cash Settled RSU Plan.  Filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2019 and incorporated herein by reference.*

10.18

Form of Restricted Stock Unit Award Agreement for awards pursuant to the Waddell & Reed Financial, Inc. Cash Settled RSU Plan.  Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, File No. 001-13913, filed November 2, 2018 and incorporated herein by reference.*

10.19

Form of Restricted Stock Unit Award Agreement for awards pursuant to the Waddell & Reed Financial, Inc. Cash Settled RSU Plan.  Filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K, File No. 001 13913, for the year ended December 31, 2018 and incorporated herein by reference.*

10.20

Form of Restricted Stock Unit Award Agreement for awards pursuant to the Waddell & Reed Financial, Inc. Cash Settled RSU Plan.  Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2019 and incorporated herein by reference.*

10.21	Form of Indemnification Agreement. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001 13913, on November 16, 2009 and incorporated herein by reference.*
10.22

Form of Change of Control Retention and Severance Agreement.  Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-13913, filed on December 4, 2020 and incorporated herein by reference.*

21	Subsidiaries of Waddell & Reed Financial, Inc.
23	Consent of KPMG LLP
24	Powers of Attorney
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer
101

Materials from the Waddell & Reed Financial, Inc. Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Consolidated Financial Statements, tagged in detail.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Indicates management contract or compensatory plan, contract or arrangement.

† Schedules omitted pursuant to item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule upon request by the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act, as amended, for any schedule or exhibit so furnished.

ITEM 16.    Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Overland Park, State of Kansas, on February 19, 2021.

WADDELL & REED FINANCIAL, INC.

By:	/s/ PHILIP J. SANDERS
Philip J. Sanders
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ PHILIP J. SANDERS	Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2021
Philip J. Sanders

/s/ BENJAMIN R. CLOUSE	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 19, 2021
Benjamin R. Clouse
/s/ MICHAEL J. DALEY	Vice President, Chief Accounting Officer,	February 19, 2021
Michael J. Daley	Investor Relations and Treasurer
(Principal Accounting Officer)

/s/ THOMAS C. GODLASKY*	Chairman of the Board and Director	February 19, 2021
Thomas C. Godlasky

/s/ KATHIE J. ANDRADE*	Director	February 19, 2021
Kathie J. Andrade

/s/SHARILYN S. GASAWAY*	Director	February 19, 2021
Sharilyn S. Gasaway

/s/ JAMES A. JESSEE*	Director	February 19, 2021
James A. Jessee

/s/ KATHERINE M.A. (“ALLIE”) KLINE*	Director	February 19, 2021
Katherine M.A. (“Allie”) Kline

/s/ DENNIS E. LOGUE*	Director	February 19, 2021
Dennis E. Logue

/s/ MICHAEL F. MORRISSEY*	Director	February 19, 2021
Michael F. Morrissey

/s/ JERRY W. WALTON*	Director	February 19, 2021
Jerry W. Walton

/s/ JEFFREY P. BENNETT	Attorney-in-fact	February 19, 2021
Jeffrey P. Bennett
*	By: Attorney-in-fact

WADDELL & REED FINANCIAL, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Waddell & Reed Financial, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Waddell & Reed Financial, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 19, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assets Under Management Data Used in the Calculation of Revenue

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company’s investment management fees, which are comprised of investment management and advisory services, and certain underwriting, distribution, and shareholder service fees are based on the level of assets under management (AUM). During the year ended December 31, 2020, the Company recognized $419.7 million, $544.4 million, and $85.3 million in investment management, underwriting and distribution, and shareholder service fees, respectively, for providing services to its mutual fund complex (Funds) and institutional accounts, certain of which are calculated based on a percentage of AUM.

We identified the evaluation of AUM data as a critical audit matter given the importance of this input into the calculations of investment management and advisory fees, and certain underwriting, distribution, and shareholder services fees which are heavily dependent on information technology (IT) systems. There was a high degree of effort involved in performing procedures to evaluate AUM data which was dependent on specialized skills required to evaluate multiple IT systems.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s revenue process. This included controls related to reconciling AUM data between IT systems. We involved IT professionals with specialized skills and knowledge, who assisted in the testing of general information technology controls and the interface of data between multiple IT systems used to maintain AUM data. For a selected of Funds and institutional accounts, we tested investment management, underwriting, distribution, and shareholder service fees, by reconciling AUM data used in our recalculation of these fees to the source IT systems.

/s/ KPMG LLP

We have served as the Company’s auditor since 1981.

Kansas City, Missouri

February 19, 2021

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2020 and 2019

	2020	2019

	(in thousands)
Assets:
Cash and cash equivalents	$273,756	151,815
Cash and cash equivalents - restricted	63,594	74,325
Investment securities	486,765	688,346
Receivables:
Funds and separate accounts	14,837	15,167
Customers and other	68,466	80,089
Prepaid expenses and other current assets	36,318	31,655
Total current assets	943,736	1,041,397

Property and equipment, net	21,903	34,726
Goodwill and identifiable intangible assets	145,869	145,869
Deferred income taxes	19,200	14,418
Other non-current assets	23,123	29,918
Total assets	$1,153,831	1,266,328

Liabilities:
Accounts payable	$18,330	20,123
Payable to investment companies for securities	30,514	36,883
Payable to third party brokers	16,316	17,123
Payable to customers	82,165	84,558
Short-term notes payable	94,997	—
Accrued compensation	101,749	79,507
Other current liabilities	52,476	71,001
Total current liabilities	396,547	309,195

Long-term debt	—	94,926
Accrued pension and postretirement costs	446	3,145
Other non-current liabilities	29,081	30,960
Total liabilities	426,074	438,226

Redeemable noncontrolling interests	—	19,205

Stockholders’ equity:
Preferred stock—$1.00 par value: 5,000 shares authorized; none issued	—	—
Class A Common stock—$0.01 par value: 250,000 shares authorized; 99,701 shares issued; 62,398 shares outstanding (68,847 at December 31, 2019)	997	997
Additional paid-in capital	303,757	312,693
Retained earnings	1,248,299	1,241,598
Cost of 37,303 common shares in treasury (30,854 at December 31, 2019)	(828,193)	(749,625)
Accumulated other comprehensive income	2,897	3,234
Total stockholders’ equity	727,757	808,897

Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,153,831	1,266,328

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2020, 2019 and 2018

	2020	2019	2018

	(in thousands, except per share data)
Revenues:
Investment management fees	$419,728	445,144	507,906
Underwriting and distribution fees	544,440	531,836	550,010
Shareholder service fees	85,329	93,335	102,385
Total	1,049,497	1,070,315	1,160,301

Operating expenses:
Distribution	478,578	460,921	456,832
Compensation and benefits (including share-based compensation of $56,772, $46,613, and $51,565, respectively)	278,711	254,534	263,329
General and administrative	90,813	77,482	73,643
Technology	57,066	63,719	65,275
Occupancy	16,559	24,243	27,197
Marketing and advertising	6,253	8,964	10,323
Depreciation	12,833	19,829	25,649
Subadvisory fees	13,914	14,931	14,805
Intangible asset impairment	—	—	1,200
Total	954,727	924,623	938,253

Operating income	94,770	145,692	222,048
Investment and other income	14,243	18,886	22,705
Interest expense	(6,233)	(6,195)	(6,461)

Income before provision for income taxes	102,780	158,383	238,292
Provision for income taxes	30,123	41,418	55,480
Net income	72,657	116,965	182,812
Net income (loss) attributable to redeemable noncontrolling interests	2,200	1,973	(776)
Net income attributable to Waddell & Reed Financial, Inc.	$70,457	114,992	183,588

Net income per share attributable to Waddell and Reed Financial, Inc. common shareholders, basic and diluted:	$1.08	1.57	2.28

Weighted average shares outstanding, basic and diluted:	64,974	73,299	80,468

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2020, 2019 and 2018

	2020	2019	2018

	(in thousands)
Net income	$72,657	116,965	182,812

Other comprehensive (loss) income:

Unrealized gain on available for sale investment securities during the period, net of income tax expense of $62, $1,038 and $2, respectively	175	3,318	13

Postretirement (benefit) expense, net of income tax (benefit) expense of $(165), $(127) and $202, respectively	(512)	(415)	642

Comprehensive income	72,320	119,868	183,467
Comprehensive income (loss) attributable to redeemable noncontrolling interests	2,200	1,973	(776)
Comprehensive income attributable to Waddell & Reed Financial, Inc.	$70,120	117,895	184,243

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2020, 2019 and 2018

(in thousands)

						Accumulated		Redeemable
			Additional			Other	Total	Non
	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’	Controlling
For the nine months ended September 30, 2019	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity	Interest
Balance at December 31, 2017	99,701	$997	301,410	1,092,394	(522,441)	524	872,884	14,509
Adoption of recognition and measurement of financial assets and liabilities guidance (ASU 2016-01) on January 1, 2018	—	—	—	812	—	(812)	—	—
Adoption of reclassification of tax effects from accumulated other comprehensive income (loss) guidance (ASU 2018-02) on January 1, 2018	—	—	—	36	—	(36)	—	—
Net income (loss)	—	—	—	183,588	—	—	183,588	(776)
Net redemption of redeemable noncontrolling interests in sponsored funds	—	—	—	—	—	—	—	(2,270)
Recognition of equity compensation	—	—	40,598	1,383	—	—	41,981	—
Net issuance/forfeiture of nonvested shares	—	—	(30,744)	—	30,744	—	—	—
Dividends accrued, $1.00 per share	—	—	—	(79,768)	—	—	(79,768)	—
Repurchase of common stock	—	—	—	—	(135,890)	—	(135,890)	—
Other comprehensive income	—	—	—	—	—	655	655	—
Balance at December 31, 2018	99,701	$997	311,264	1,198,445	(627,587)	331	883,450	11,463
Net income	—	—	—	114,992	—	—	114,992	1,973
Net subscription of redeemable noncontrolling interests in sponsored funds	—	—	—	—	—	—	—	5,769
Recognition of equity compensation	—	—	33,610	423	—	—	34,033	—
Net issuance/forfeiture of nonvested shares	—	—	(32,181)		32,181	—	—	—
Dividends accrued, $1.00 per share	—	—	—	(72,262)	—	—	(72,262)	—
Repurchase of common stock	—	—	—	—	(154,219)	—	(154,219)	—
Other comprehensive income	—	—	—	—	—	2,903	2,903	—
Balance at December 31, 2019	99,701	$997	312,693	1,241,598	(749,625)	3,234	808,897	19,205
Net income	—	—	—	70,457	—	—	70,457	2,200
Net deconsolidation of redeemable noncontrolling interests in sponsored funds	—	—	—	—	—	—	—	(21,405)
Recognition of equity compensation	—	—	27,165	208	—	—	27,373	—
Net issuance/forfeiture of nonvested shares	—	—	(36,101)		36,101	—	—	—
Dividends accrued, $1.00 per share	—	—	—	(63,964)	—	—	(63,964)	—
Repurchase of common stock	—	—	—	—	(114,669)	—	(114,669)	—
Other comprehensive loss	—	—	—	—	—	(337)	(337)	—
Balance at December 31, 2020	99,701	$997	303,757	1,248,299	(828,193)	2,897	727,757	—

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2020, 2019 and 2018

	2020	2019	2018

	(in thousands)
Cash flows from operating activities:
Net income	$72,657	116,965	182,812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,591	19,970	28,278
Write-down of impaired assets	3,432	12,841	1,538
Amortization of deferred sales commissions	1,558	1,892	3,348
Share-based compensation	56,772	46,613	51,565
Investments and derivatives (gain) loss, net of collateral	(17,569)	(25,837)	26,312
Net purchases, maturities, and sales of trading and equity securities	97,580	(21,550)	(30,237)
Deferred income taxes	(4,679)	(3,009)	783
Pension and postretirement plan benefits	(3,254)	10,675	(15,380)
Net change in equity securities and trading debt securities held by consolidated sponsored funds	(10,886)	14,399	81,119
Other	2,899	1,786	1,158
Changes in assets and liabilities:
Customer and other receivables	(2,750)	53,977	(25,574)
Payable to investment companies for securities and payable to customers	(8,762)	(64,828)	76,017
Receivables from funds and separate accounts	330	2,945	7,552
Other assets	3,903	15,051	7,162
Accounts payable and payable to third party brokers	(3,208)	(8,528)	(18,764)
Other liabilities	(12,570)	(7,379)	(20,674)
Net cash provided by operating activities	188,044	165,983	357,015

Cash flows from investing activities:
Purchases of available for sale and equity method securities	(28,286)	(162,378)	(113,975)
Proceeds from sales of available for sale and equity method securities	15,142	19,667	1,157
Proceeds from maturities of available for sale securities	118,097	141,613	125,727
Additions to property and equipment	(8,564)	(5,753)	(2,566)
Proceeds from sales of property and equipment	2,271	—	—
Net cash provided by (used in) investing activities	98,660	(6,851)	10,343

Cash flows from financing activities:
Dividends paid	(65,576)	(74,291)	(81,215)
Repurchase of common stock	(115,594)	(155,807)	(133,378)
Repayment of short-term debt, net of debt issuance costs	—	—	(94,925)
Net subscriptions (redemptions, distributions and deconsolidations) of redeemable noncontrolling interests in sponsored funds	5,808	5,769	(2,270)
Other	(132)	(218)	—
Net cash used in financing activities	(175,494)	(224,547)	(311,788)

Net increase (decrease) in cash and cash equivalents	111,210	(65,415)	55,570
Cash, cash equivalents, and restricted cash at beginning of period	226,140	291,555	235,985
Cash, cash equivalents, and restricted cash at end of period	$337,350	226,140	291,555
Cash paid for:
Income taxes, net	$39,249	53,022	59,147
Interest	$5,493	5,503	7,948

See accompanying notes to consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

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

Proposed Acquisition of Waddell & Reed Financial, Inc. by Macquarie

On December 2, 2020, the Company announced a merger agreement with Macquarie Asset Management, the asset management division of Macquarie Group.  Subject to the terms and conditions of the Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Macquarie Management Holdings, Inc. (“Macquarie”), Merry Merger Sub, Inc. (“Merger Sub”) and (solely for limited purposes) Macquarie Financial Holdings Pty Ltd, Merger Sub will be merged with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of Macquarie.  Pursuant to the Merger Agreement, at the effective time of the merger, each share of the Company’s Class A common stock issued and outstanding immediately prior to the effective time will be converted into the right to receive $25.00 per share in cash, without interest and subject to any withholding of taxes required by applicable law in accordance with the Merger Agreement.  On completion of the merger, Macquarie intends to sell our wealth management business to LPL Holdings, Inc.

The proposed merger is expected to close by the end of April 2021, subject to regulatory approvals, Waddell & Reed Financial, Inc. stockholder approval and other customary closing conditions.

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

Disclosures About Fair Value of Financial Instruments

Fair value of cash and cash equivalents, receivables and payables approximates carrying value. Fair values for investment securities are based on quoted market prices, where available. Otherwise, fair values for investment securities are based on Level 2 or Level 3 inputs as detailed in Note 4. Fair value of debt is disclosed in Note 8.

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

Our available for sale debt securities are reviewed each quarter and adjusted for any allowance for credit losses. We consider factors affecting the issuer and the industry in which the issuer operates, general market trends including interest rates, and our ability and intent to hold an investment until it has recovered. Considerations include reviewing credit ratings, assessing the extent of losses, and considering the impact of market conditions for each individual security. Any adjustment to the allowance for credit losses is recognized in earnings.

Property and Equipment

Property and equipment held and used are carried at cost. The costs of improvements that extend the life of a fixed asset are capitalized, while the costs of repairs and maintenance are expensed as incurred. Depreciation and amortization are calculated and recorded using the straight-line method over the estimated useful life of the related asset (or lease term if shorter), generally four to 10 years for furniture and fixtures; one to 10 years for computer software; one to five years for data processing equipment; one to 30 years for buildings; two to 10 years for other equipment; and up to 15 years for leasehold improvements, determined by the lesser of the lease term or expected life.  Property and equipment held for sale are carried at the lower of cost or fair value less cost to sell.  No depreciation is recorded on assets held for sale.

Software Developed for Internal Use

Certain internal costs incurred in connection with developing or obtaining software for internal use are capitalized in accordance with ASC 350, “Intangibles – Goodwill and Other Topic.” Internal costs capitalized are included in property and equipment, net in the consolidated balance sheets, and were $1.4 million and $3.5 million as of December 31, 2020 and 2019, respectively. Amortization begins when the software project is complete and ready for its intended use and continues over the estimated useful life, generally one to 10 years.

As of December 31, 2020, the Company had $4.8 million of capitalized implementation costs for hosting arrangements with $459 thousand of accumulated amortization in prepaid and other current assets on the consolidated balance sheet. Our hosting arrangements that are service contracts include internal and external costs related to various technology additions in support of our asset management and wealth management businesses. Amortization costs are recorded on a straight-line basis over the term of the hosting arrangement agreement. The year ended December 31, 2020, included merger-related asset impairments of $1.3 million related to capitalized software development costs for hosting arrangements for projects that were impacted by the proposed merger.  These impairment charges are recorded in general and administrative expense in our consolidated statement of income.

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

Underwriting, Distribution and Shareholder Service Fees

Fee-based advisory products offer clients a selection of traditional asset allocation models, as well as features such as systematic rebalancing and client and Advisor participation in determining asset allocation across asset classes. Underwriting and distribution fee-based advisory revenues are calculated monthly based upon beginning of month client assets and are earned over the period in which services are provided. Performance obligations are generally satisfied daily or monthly based on client assets.

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

Underwriting and distribution commission revenues resulting from the sale of investment products are recorded upon satisfaction of performance obligations, which occurs on the trade date. For certain types of investment products, primarily variable annuities, distribution revenues are generally calculated based upon average daily net assets. Effective October 1, 2020, when a client purchases Class A or Class E shares (front-end load), the client pays an initial sales charge of up to 3.50% or 2.50%, respectively, of the amount invested, which is recognized at the time of the transaction. Prior to October 1, 2020, the initial sales charge for Class A client purchases was up to 5.75%. The sales charge for Class A or Class E shares typically declines as the investment amount increases.  In addition, investors may combine their purchases of all fund shares to qualify for a reduced sales charge. When a client invests in a fee-based advisory product, Class I or Y shares are purchased at net asset value, and we do not charge an initial sales charge.

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

Advertising and Promotion

We expense all advertising and promotion costs as the advertising or event takes place. Advertising expense was $5.8 million, $7.9 million and $8.1 million for the years ended December 31, 2020, 2019 and 2018, respectively, and is classified in marketing and advertising expense in the consolidated statements of income.

Leases

The Company has operating and finance leases for corporate office space and equipment.  Our leases have remaining lease terms of less than one year to five years, some of which include options to extend leases for up to 20 years, and some of which include options to terminate the leases within one year.  Certain leases include variable lease payments in future periods based on a market index or rate.  We determine if an arrangement is a lease at inception (or the effective date of ASU 2016-02, Leases). Operating lease assets and liabilities are included in other non-current assets, other current liabilities, and other non-current liabilities in our consolidated balance sheets. Finance leases are included in property and equipment, net, other current liabilities, and other non-current liabilities in our consolidated balance sheets.

Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at inception (or the effective date of ASU 2016-02) based on the present value of lease payments over the lease term. The Company uses an incremental borrowing rate based on the information available at inception (or the effective date of ASU 2016-02) in determining the present value of lease payments. The operating lease ROU assets also include any lease payments made and exclude lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, which we have elected not to separate.  We have also elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets.

During January 2020, we signed a fifteen-year lease, which we expect to commence during 2022, relating to the development of a new 260,000 square foot innovative, distinctive and sustainably-designed corporate headquarters building in the heart of downtown Kansas City, Missouri.  The lease will be recognized in the Company’s consolidated financial statements during the period that includes the lease’s commencement date.  The impact that our proposed merger with Macquarie will have on our new corporate headquarters lease, including eligibility for state and local tax savings, has not been determined.

Share-Based Compensation

We account for share-based compensation expense using the fair value method. Under the fair value method, share-based compensation expense reflects the fair value of share-based awards measured at grant date and is recognized over the service period.

The Company’s Cash Settled RSU Plan (the “RSU Plan”) allows the Company to grant cash-settled restricted stock units (“Cash-settled RSUs”).  Unvested RSUs have no purchase price and vest in 25% increments over four years, beginning on the first anniversary of the grant date.  Once vested, RSU holders receive a lump sum cash payment equal to the fair market value on the vesting date (or the business date prior to the vesting date for shares granted beginning in March 2020) of one share of the Company’s common stock, par value $0.01, for each RSU that has vested, subject to applicable tax withholdings.  We treat RSUs as liability-classified awards and, therefore, account for them at fair value based on the closing price of our common stock on the reporting date, which results in variable compensation expense over the vesting period.

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

2.           New Accounting Guidance

Accounting Guidance Adopted During Fiscal Year 2020

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

On January 1, 2020, the Company adopted ASU 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment.  This ASU eliminates the second step from the goodwill impairment test. An entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but the loss cannot exceed the total amount of goodwill allocated to the reporting unit. The Company performed its annual goodwill impairment test during the year which confirmed the carrying value as of December 31, 2020, however, this ASU did not impact the overall assessment.

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

New Accounting Guidance Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies and improves the consistent application of the accounting for income taxes by removing certain exceptions to general principles and by clarifying and amending existing guidance.  This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company expects to adopt the provisions of this guidance on January 1, 2021.  We have concluded that the adoption of this ASU will have an immaterial impact on our consolidated financial statements and related disclosures.

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

	For the Year ended December 31,
	2020	2019	2018

	(in thousands)
Investment management fees:
Funds	$407,396	430,028	486,181
Institutional	12,332	15,116	21,725
Total investment management fees	419,728	445,144	507,906
Underwriting and distribution fees:
Unaffiliated
Service and distribution fees	58,507	65,227	78,041
Sales commissions	1,065	1,730	1,886
Other revenues	362	290	568
Total unaffiliated distribution fees	59,934	67,247	80,495
Wealth Management
Advisory fees	318,964	284,188	269,069
Service and distribution fees	59,547	63,197	70,938
Sales commissions	71,333	80,785	91,026
Other revenues	34,662	36,419	38,482
Total wealth management distribution fees	484,506	464,589	469,515
Total distribution fees	544,440	531,836	550,010
Shareholder service fees:
Total shareholder service fees	85,329	93,335	102,385

Total revenues	$1,049,497	1,070,315	1,160,301

4.           Investment Securities

Investment securities at December 31, 2020 and 2019 are as follows:

	December 31,	December 31,
	2020	2019

	(in thousands)
Available for sale securities:
Commercial paper	$9,705	1,977
Corporate bonds	157,832	254,291
Total available for sale securities	167,537	256,268
Trading debt securities:
Commercial paper	11,785	1,977
Corporate bonds	76,734	84,920
U.S. Treasury bills	—	5,979
Mortgage-backed securities	1	4
Term loans	47,224	44,268
Consolidated sponsored funds	—	43,567
Total trading securities	135,744	180,715
Equity securities:
Common stock	41,410	34,945
Sponsored funds	81,019	178,386
Sponsored privately offered funds	1,165	845
Total equity securities	123,594	214,176
Equity method securities:
Sponsored funds	59,890	37,187
Total securities	$486,765	688,346

Commercial paper and corporate bonds accounted for as available for sale and held as of December 31, 2020 mature as follows:

	Amortized
	cost	Fair value

	(in thousands)
Within one year	$75,332	76,337
After one year but within five years	88,658	91,200
	$163,990	167,537

Commercial paper, corporate bonds, mortgage-backed securities and term loans accounted for as trading and held as of December 31, 2020 mature as follows:

Fair value
(in thousands)
Within one year	$29,814
After one year but within five years	83,139
After five years but within 10 years	22,791
$135,744

The following is a summary of the gross unrealized gains (losses) related to securities classified as available for sale at December 31, 2020:

	Amortized	Unrealized	Unrealized
	cost	gains	losses	Fair value

	(in thousands)
Available for sale securities:
Commercial paper	$9,720	—	(15)	9,705
Corporate bonds	154,270	3,562	—	157,832
	$163,990	3,562	(15)	167,537

The following is a summary of the gross unrealized gains (losses) related to securities classified as available for sale at December 31, 2019:

	Amortized	Unrealized	Unrealized
	cost	gains	losses	Fair value

	(in thousands)
Available for sale securities:
Commercial paper	$1,976	1	—	1,977
Corporate bonds	250,982	3,314	(5)	254,291
	$252,958	3,315	(5)	256,268

Net realized gains of $0.9 million and net realized losses of less than $0.1 million were recognized from the sale or call of $55.3 million and $19.7 million in available for sale securities during 2020 and 2019, respectively.  No available for sale securities were sold during 2018.

A summary of available for sale debt securities with fair values below carrying values at December 31, 2020 is as follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses

(in thousands)
Commercial paper	$2,414	(15)	—	—	2,414	(15)

A summary of available for sale debt securities with fair values below carrying values at December 31, 2019 is as follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses

(in thousands)
Corporate bonds	$4,538	—	8,056	(5)	12,594	(5)

The Company’s investment portfolio included one security which was in an unrealized loss position at December 31, 2020.

The Company evaluated available for sale securities in an unrealized loss position at December 31, 2020, including reviewing credit ratings, assessing the extent of losses, and considering the impact of market conditions for each individual security.  The Company concluded no allowance for credit losses was necessary as it expects to recover the entire amortized cost basis of each security. The unrealized losses in the Company’s investment portfolio were primarily caused by changes in interest rates. At this time, the Company does not intend to sell, and does not believe it will be required to sell these securities before recovery of their amortized cost.

During 2018, we recorded pre-tax charges of $0.3 million to reflect the “other than temporary” decline in value of certain of the Company’s available for sale investments with fair value below amortized cost. These charges were recorded due to either an intent to sell prior to recovery of the amortized cost or the investment being in an unrealized loss position for an extended period of time where the losses were expected to become realized. These charges are recorded in investment and other income in the consolidated statement of income for 2018.

For trading debt securities held at the end of each year, net unrealized gains of $0.9 million and $0.4 million, and net unrealized losses of $0.1 million were recognized for the years ended December 31, 2020, 2019 and 2018, respectively.  For equity securities held at the end of each year, net unrealized gains of $12.3 million and $25.0 million and net unrealized losses of $22.8 million were recognized for the years ended December 31, 2020, 2019 and 2018, respectively.

Sponsored Privately Offered Funds

The Company holds a voting interest in a sponsored privately offered fund that is structured as an investment company in the legal form of a limited liability company. The Company held an investment in this fund totaling $1.2 million and $0.8 million as of December 31, 2020 and 2019, respectively, which is the maximum loss exposure.

Consolidated Sponsored Funds

The following table details the balances related to consolidated sponsored funds at December 31, 2020 and 2019, as well as the Company’s net interest in these funds:

	December 31,	December 31,
	2020	2019

	(in thousands)
Cash	$—	1,530
Investments	—	43,567
Other assets	—	483
Redeemable noncontrolling interests	—	(19,205)
Net interest in consolidated sponsored funds	$—	26,375

During the year ended December 31, 2020, we deconsolidated one Ivy Fund in which we had provided initial seed capital at the time of the fund’s formation due to no longer have a controlling financial interest in the sponsored fund.  There was no impact to the consolidated statements of income as a result of the Ivy Fund deconsolidation as the fund was carried at fair value.

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

The following tables summarize our investment securities as of December 31, 2020 and 2019 that are recognized in our consolidated balance sheets using fair value measurements based on the differing levels of inputs.

December 31, 2020	Level 1	Level 2	Level 3	Other Assets Held at Net Asset Value	Total

	(in thousands)
Cash equivalents: (1)
Money market funds	$82,085	—	—	—	82,085
Commercial paper	—	47,421	—	—	47,421
Total cash equivalents	$82,085	47,421	—	—	129,506
Available for sale securities:
Commercial paper	$—	9,705	—	—	9,705
Corporate bonds	—	157,832	—	—	157,832
Trading debt securities:
Commercial paper	—	11,785	—	—	11,785
Corporate bonds	—	76,734	—		76,734
Mortgage-backed securities	—	1	—	—	1
Term loans	—	46,030	1,194	—	47,224
Equity securities:
Common stock	41,079	—	331	—	41,410
Sponsored funds	81,019	—	—	—	81,019
Sponsored privately offered funds measured at net asset value (2)	—	—	—	1,165	1,165
Equity method securities: (3)
Sponsored funds	59,890	—	—	—	59,890
Total investment securities	$181,988	302,087	1,525	1,165	486,765

December 31, 2019	Level 1	Level 2	Level 3	Other Assets Held at Net Asset Value	Total

	(in thousands)
Cash equivalents: (1)
Money market funds	$4,203	—	—	—	4,203
Commercial paper	—	38,143	—	—	38,143
Total cash equivalents	$4,203	38,143	—	—	42,346
Available for sale securities:
Commercial paper	$—	1,977	—	—	1,977
Corporate bonds	—	254,291	—	—	254,291
Trading debt securities:
Commercial paper	—	1,977	—	—	1,977
Corporate bonds	—	84,920	—		84,920
U.S. Treasury bills	—	5,979	—	—	5,979
Mortgage-backed securities	—	4	—	—	4
Term loans	—	40,368	3,900	—	44,268
Consolidated sponsored funds	—	43,567	—	—	43,567
Equity securities:
Common stock	34,942	—	3	—	34,945
Sponsored funds	178,386	—	—	—	178,386
Sponsored privately offered funds measured at net asset value (2)	—	—	—	845	845
Equity method securities: (3)
Sponsored funds	37,187	—	—	—	37,187
Total investment securities	$250,515	433,083	3,903	845	688,346
(1)	Cash equivalents include highly liquid investments with original maturities of 90 days or less. Cash investments in actively traded money market funds are measured at net asset value and are classified as Level 1. Cash investments in commercial paper are measured at cost, which approximates fair value because of the short time between purchase of the instrument and its expected realization and are classified as Level 2.
(2)	Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.
(3)	The Company’s equity method investments are investment companies that record their underlying investments at fair value.

The following table summarizes the activity of investments categorized as Level 3 for the year ended December 31, 2020:

For the year ended
December 31, 2020
(in thousands)
Level 3 assets at December 31, 2019	$3,903
Purchases	6,748
Transfers into level 3	12,565
Transfers out of level 3	(17,583)
Losses in Investment and other income	(970)
Redemptions and paydowns	(3,138)
Level 3 assets at December 31, 2020	$1,525

Change in unrealized losses for Level 3 assets held at December 31, 2020	$(395)

5.            Derivative Financial Instruments

The Company has in place an economic hedge program that uses total return swap contracts to hedge market risk related to its investments in certain sponsored funds. We do not hedge for speculative purposes.

The Company was party to 10 total return swap contracts with a combined notional value of $198.2 million and 14 total return swap contracts with a combined notional value of $228.2 million as of December 31, 2020 and 2019, respectively. These derivative instruments are not designated as hedges for accounting purposes.  Changes in fair value of the total return swap contracts are recognized in investment and other income on the Company’s consolidated statements of income.

The Company posted $3.4 million and $3.7 million in cash collateral with the counterparties of the total return swap contracts as of December 31, 2020 and 2019, respectively.  The cash collateral is included in customers and other receivables on the Company’s consolidated balance sheets.  The Company does not record its fair value in derivative transactions against the posted collateral.

The following table presents the fair value of the derivative financial instruments as of December 31, 2020 and 2019 calculated based on Level 2 inputs:

		December 31,	December 31,
	Balance sheet	2020	2019
	location	Fair value	Fair value

		(in thousands)
Total return swap contracts	Other current liabilities	$3,464	3,990

The following is a summary of net losses recognized in income for the years ended December 31, 2020 and 2019:

		Year ended
	Income statement	December 31,
	location	2020	2019

		(in thousands)
Total return swap contracts	Investment and other income	$(26,030)	(38,240)

6.           Property and Equipment

A summary of property and equipment at December 31, 2020 and 2019 is as follows:

			Estimated
	2020	2019	useful lives

	(in thousands)
Leasehold improvements	$21,988	20,414	1 - 15	years
Furniture and fixtures	18,653	23,872	4 - 10	years
Equipment	5,211	12,561	2 - 10	years
Computer software	88,135	92,033	1 - 10	years
Data processing equipment	17,482	16,726	1 - 5	years
Buildings	7,312	7,490	1 - 30	years
Land	1,864	1,864
Property and equipment, at cost	160,645	174,960
Accumulated depreciation	(138,742)	(140,234)
Property and equipment, net	$21,903	34,726

Depreciation expense was $12.8 million, $19.8 million and $25.6 million during the years ended December 31, 2020, 2019 and 2018, respectively.

The year ended December 31, 2020, included merger-related asset impairments of $2.1 million related to capitalized software development costs for projects that were impacted by the proposed merger. The years ended December 31, 2020 and 2019 included asset impairment charges of $0.9 million and $12.8 million, respectively, in connection with certain assets held for sale, including real property related to our corporate headquarters move planned for 2022 and aviation equipment.  These impairment charges are recorded in general and administrative expense in our consolidated statements of income. During the third quarter of 2020, the aviation equipment was sold. As of December 31, 2020, $3.8 million of buildings and $1.9 million of land were held for sale.  Assets held for sale as of December 31, 2019 consist of $3.1 million of equipment, $3.8 million of buildings and $1.9 million of land.  The Company intends to actively pursue sale of the remaining assets at market prices as soon as reasonably possible.

7.           Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of purchase price over the tangible assets and identifiable intangible assets of an acquired business.  Our goodwill is not deductible for tax purposes.  The Company performs an annual goodwill impairment assessment during the second quarter of each year and identified no impairment during the current year’s assessment.   Goodwill and identifiable intangible assets (all considered indefinite-lived) at December 31, 2020 and 2019 are as follows:

	December 31,	December 31,
	2020	2019

	(in thousands)
Goodwill	$106,970	106,970

Mutual fund management advisory contracts	38,699	38,699
Other	200	200
Total identifiable intangible assets	38,899	38,899

Total	$145,869	145,869

8.           Indebtedness

On August 31, 2010, the Company entered into a note purchase agreement to complete a $190.0 million private placement of Series A and Series B senior unsecured notes. The $95.0 million Series A, senior unsecured notes that matured on January 13, 2018 were repaid. Interest is payable semi-annually in January and July of each year. The agreement requires the Company to maintain a consolidated leverage ratio not to exceed 3.0 to 1.0 for four consecutive quarters and a consolidated interest coverage ratio of not less than 4.0 to 1.0 for four consecutive quarters. The Company was in compliance with these covenants for all periods presented. As of December 31, 2020, the Company’s consolidated leverage ratio was 0.7 to 1.0, and the consolidated interest coverage ratio was 22.4 to 1.0.

Debt is reported at its carrying amount in the consolidated balance sheet. The fair value of the Company’s Series B Senior Notes maturing January 13, 2021 was $95.1 million at December 31, 2020 compared to the carrying value net of debt issuance costs of $95.0 million, which is listed under short-term notes payable in the consolidated balance sheet.  Fair value is calculated based on Level 2 inputs.  In January 2021, the Company repaid the $95.0 million Series B Senior Notes.

On October 20, 2020, we entered into a 364-day unsecured revolving credit facility (the “Credit Facility”) with various lenders, which initially provides for borrowings of up to $100.0 million and may be expanded to $200.0 million. The Credit Facility replaced the prior credit facility, which was set to terminate in October 2020. At December 31, 2020 and 2019, there were no borrowings outstanding under the Credit Facility or the prior credit facility, respectively.  Borrowings under the Credit Facility bear interest at various rates including adjusted LIBOR or an alternative base rate plus, in each case, an incremental margin based on the Company’s debt rating. In the event LIBOR rates become unavailable, the Credit Facility contemplates the use of a secured overnight financing rate or an alternative benchmark rate giving due consideration to any evolving or then existing convention for similar syndicated credit facilities. The Credit Facility also imposes a facility fee on the aggregate amount of commitments under the revolving facility (whether or not utilized). The facility fee is also based on the Company’s debt rating. The covenants in the Credit Facility are materially consistent with the covenants in the prior credit facility, including the required consolidated leverage ratio and the consolidated interest coverage ratio, which match those outlined above for the Senior Notes.

The execution of the Merger Agreement by the Company constituted an event of default under the Credit Facility; however, the lenders waived the event of default caused by entry into the Merger Agreement.  Consummation of the merger would also result in an event of default under the Credit Facility; therefore, the Company anticipates that the Credit Facility will be terminated in connection with the consummation of the merger.

9.           Income Taxes

The provision for income taxes from continuing operations for the years ended December 31, 2020, 2019 and 2018 consists of the following:

	2020	2019	2018

	(in thousands)
Current taxes:
Federal	$28,533	37,283	54,071
State	6,269	7,144	625
Foreign	—	—	1
	34,802	44,427	54,697
Deferred taxes	(4,679)	(3,009)	783
Provision for income taxes	$30,123	41,418	55,480

The following table reconciles the statutory federal income tax rate with our effective income tax rate from continuing operations for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	4.3	3.4	2.4
Share-based compensation	1.2	1.4	1.8
Uncertain tax positions	(0.1)	(0.2)	(2.2)
Permanent differences	4.0	0.5	0.7
Other items	(1.1)	0.1	(0.4)
Effective income tax rate	29.3%	26.2%	23.3%

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2020 and 2019 are as follows:

	2020	2019

	(in thousands)
Deferred tax assets:
Property and equipment	$5,254	2,194
Accrued compensation and related costs	14,107	11,779
Other accrued expenses	2,649	2,780
Share-based compensation	11,602	9,215
Unused state tax credits	2,144	2,341
State net operating loss carryforwards	6,223	7,082
Operating lease liabilities	3,643	6,042
Other	2,578	1,848
Total gross deferred assets	48,200	43,281
Deferred tax liabilities:
Identifiable intangible assets	$(9,488)	(9,301)
Unrealized gains on investments securities and partnerships	(7,279)	(3,469)
Prepaid expenses	(2,338)	(2,283)
Operating lease right-of-use assets	(3,258)	(5,630)
Other	(61)	(308)
Total gross deferred liabilities	(22,424)	(20,991)
Valuation allowance	(6,576)	(7,872)
Net deferred tax asset	$19,200	14,418

Certain subsidiaries of the Company have net operating loss carryforwards in certain states in which these companies file on a separate company basis.  The deferred tax asset, net of federal tax effect, relating to these carryforwards as of December 31, 2020 and 2019 is approximately $6.2 million and $7.1 million, respectively.  The carryforwards, if not utilized, will expire between 2021 and 2040.  Management does not believe it is more likely than not that these subsidiaries will generate sufficient future taxable income in these states to realize the full benefit of the net operating loss carryforwards and, accordingly, a valuation allowance in the amount of $5.8 million and $7.1 million has been recorded at December 31, 2020 and 2019, respectively.

The Company has state tax credit carryforwards of $2.1 million and $2.3 million as of December 31, 2020 and 2019, respectively.  Of these state tax credit carryforwards, $1.9 million will expire between 2024 and 2033 if not utilized, $0.2 million will expire in 2026 if not utilized, and approximately $0.1 million can be carried forward indefinitely.  Management does not believe that it is more likely than not that it will fully utilize some of these state tax credits before they expire and, accordingly, a valuation allowance in the amount of $0.8 million was recorded as of both December 31, 2020 and December 31, 2019.

In the accompanying consolidated balance sheets, unrecognized tax benefits that are not expected to be settled within the next 12 months are included in other liabilities; unrecognized tax benefits that are expected to be settled within the next 12 months are included as a reduction to income taxes receivable; unrecognized tax benefits that reduce a net operating loss, similar tax loss, or tax credit carryforward are presented as a reduction to non-current deferred income taxes. As of December 31, 2020 and December 31, 2019, the Company’s consolidated balance sheets included unrecognized tax benefits, including penalties and interest, of $1.9 million ($1.7 million net of federal benefit) and $2.0 million ($1.7 million net of federal benefit), respectively, that if recognized, would impact the Company’s effective tax rate.

The following table summarizes the Company's reconciliation of unrecognized tax benefits, excluding penalties and interest, for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018

	(in thousands)
Balance at beginning of year	$1,618	2,070	6,843
Increases during the year:
Gross increases - tax positions in prior period	57	345	712
Gross increases - current-period tax positions	22	44	331
Decreases during the year:
Gross decreases - tax positions in prior period	(92)	(135)	(4,219)
Decreases due to settlements with taxing authorities	—	(348)	(1,385)
Decreases due to lapse of statute of limitations	(50)	(358)	(212)
Balance at end of year	$1,555	1,618	2,070

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

Our 2017-2020 federal income tax returns are open tax years that remain subject to potential future audit.  Our state income tax returns for all years after 2016 and, in certain states, income tax returns for 2016, are subject to potential future audit by tax authorities in the Company’s major state tax jurisdictions.

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

In connection with the termination of the Pension Plan, in July 2020, the Company contributed $3.7 million to the Pension Plan. Payments were made in July 2020 from the Pension Plan to participants, beneficiaries and alternate payees that elected to receive a lump sum distribution and to the selected annuity provider that has assumed the liabilities of the Pension Plan.  As part of the assumption of Pension Plan liabilities by the annuity provider, the Company removed the pension liability on its consolidated balance sheet and recorded a settlement loss in the amount of $1.3 million during 2020.

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

A reconciliation of the funded status of these plans and the assumptions related to the obligations at December 31, 2020, 2019 and 2018 are as follows:

				Other
	Pension Benefits			Postretirement Benefits
	2020	2019	2018	2020	2019	2018

	(in thousands)
Change in projected benefit obligation:
Net benefit obligation at beginning of year	$186,480	154,528	184,245	726	1,048	2,195
Interest cost	3,070	6,146	5,986	15	33	54
Benefits paid	(1,154)	(13,221)	(13,690)	(827)	(677)	(602)
Actuarial loss (gain)	9,294	39,027	(22,013)	409	47	(965)
Plan Termination	(197,690)	—	—	—	—	—
Retiree contributions	—	—	—	220	275	366
Net benefit obligation at end of year	$—	186,480	154,528	543	726	1,048

				Other
	Pension Benefits			Postretirement Benefits
	2020	2019	2018	2020	2019	2018

	(in thousands)
Change in plan assets:
Fair value of plan assets at beginning of year	$183,903	162,999	170,881	—	—	—
Actual return on plan assets	11,378	34,125	1,808	—	—	—
Employer contributions	3,661	—	4,000	607	402	236
Retiree contributions	—	—	—	220	275	366
Benefits paid	(1,154)	(13,221)	(13,690)	(827)	(677)	(602)
Plan Termination	(197,788)	—	—	—	—	—
Fair value of plan assets at end of year	$—	183,903	162,999	—	—	—
Funded status at end of year	$—	(2,577)	8,471	(543)	(726)	(1,048)

				Other
	Pension Benefits			Postretirement Benefits
	2020	2019	2018	2020	2019	2018

	(in thousands, except percentage data)
Amounts recognized in the statement of financial position:
Noncurrent assets	$—	—	8,471	—	—	—
Current liabilities	—	—	—	(97)	(158)	(250)
Noncurrent liabilities	—	(2,577)	—	(446)	(568)	(798)
Net amount recognized at end of year	$—	(2,577)	8,471	(543)	(726)	(1,048)
Weighted average assumptions used to determine benefit obligation at December 31:
Discount rate	N/A	3.32%	4.45%	2.03%	2.87%	4.08%

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

In 2018, the Company implemented a new pension de-risking strategy designed to more closely match assets to the pension obligations by shifting exposure from return-seeking assets to liability-hedging assets.  In 2019 and 2020, the Company further shifted plan assets towards cash.  Plan assets were distributed in 2020 as part of the termination and therefore, there are no Pension Plan assets at December 31, 2020.

We determine the fair value of our Pension Plan assets using broad levels of inputs as defined by related accounting standards and categorized as Level 1, Level 2 or Level 3, as described in Note 4. The following table summarizes our Pension Plan assets as of December 31, 2019.

2019	Level 1	Level 2	Level 3	Total

	(in thousands)
Cash equivalents	$—	91,989	—	91,989
Fixed income securities:
U.S. Treasuries	—	19,311	—	19,311
Corporate bonds	—	62,313	—	62,313
Foreign bonds	—	8,913	—	8,913
Total investment securities	—	182,526	—	182,526
Cash				1,377
Total				$183,903

In 2018, we adjusted the expected long-term rate of return to 5.00% to reflect a further decrease to the Plan’s equity securities’ holdings based on expected investment mix at the beginning of the year.  During 2018, we accelerated the de-risking strategy and as such, further reduced the long-term rate of return in 2019 to 4.00%.  In 2020, the long-term rate of return was reduced to 2.5% as we continued to de-risk Pension Plan assets in preparation for termination.

Net periodic pension costs are recorded in investment and other income on the Company’s consolidated statements of income.  The components of net periodic pension and other postretirement costs consisted of the following for the years ended December 31, 2020, 2019 and 2018:

				Other
	Pension Benefits			Postretirement Benefits
	2020	2019	2018	2020	2019	2018

	(in thousands)
Components of net periodic benefit cost:
Interest cost	$3,070	6,146	5,986	15	33	54
Expected return on plan assets	(2,617)	(6,315)	(8,320)	—	—	—
Actuarial loss (gain)	—	11,217	(15,501)	—	—	—
Actuarial gain amortization	—	—	—	(269)	(495)	(120)
Prior service cost amortization	—	—	—	—	—	(2)
Settlement loss	1,302	—	—	—	—	—
Total	$1,755	11,048	(17,835)	(254)	(462)	(68)

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, 2020, 2019 and 2018 are as follows:

				Other
	Pension Benefits			Postretirement Benefits
	2020	2019	2018	2020	2019	2018
Discount rate	3.07%	4.45%	3.76%	2.87%	4.08%	3.28%
Expected return on plan assets	2.50%	4.00%	5.00%	Not applicable
Rate of compensation increase	Not applicable			Not applicable

________________________

Under current plan provisions, we expect the following benefit payments to be paid.

Other
Postretirement
Benefits
(in thousands)
2021	$97
2022	81
2023	58
2024	58
2025	37
2026 through 2030	110
$441

Our policy with respect to funding the Pension Plan was to fund at least the minimum required by the Employee Retirement Income Security Act of 1974, as amended, and not more than the maximum amount deductible for tax purposes. In 2020, the Company contribution to the Pension Plan was related to the termination. No contributions were made to the Pension Plan for 2019 and all contributions for 2018 were voluntary.

All Company contributions to other postretirement medical benefits are voluntary, as the postretirement medical plan is not funded and is not subject to any minimum regulatory funding requirements. The contributions for each year represent claims paid for medical expenses, and we anticipate making the 2021 expected contribution with cash generated from operations. Participants also made contributions to the postretirement plan for the years ended December 31, 2020, 2019 and 2018.

For measurement purposes, the initial health care cost trend rate was 6.44% (prior to age 65) and 7.42% (subsequent to age 65) for 2020, 7.60% (prior to age 65) and 8.70% (subsequent to age 65) for 2019 and 8.05% (prior to age 65) and 9.30% (subsequent to age 65) for 2018.  The health care cost trend rate reflects anticipated increases in health care costs. The initial growth rates for 2020 are assumed to gradually decline over the next 8 years to a rate of 4.5%.

At December 31, 2020, the accrued pension and postretirement liability recorded in the consolidated balance sheet was comprised of a liability for postretirement benefits in the amount of $0.4 million. The current portion of postretirement liability of $0.1 million is included in other current liabilities on the consolidated balance sheet.  At December 31, 2019, the accrued pension and postretirement liability recorded in the consolidated balance sheet was comprised of a pension liability of $2.6 million and a liability for postretirement benefits in the amount of $0.6 million. The current portion of postretirement liability of $0.1 million is included in other current liabilities on the consolidated balance sheet.

11.         Defined Contribution Plan

We sponsor a defined contribution plan that qualifies under Section 401(k) of the IRC to provide retirement benefits to substantially all of our employees. As allowed under Section 401(k), the plan provides tax-deferred salary deductions for eligible employees. Our matching contributions to the plan for the years ended December 31, 2020, 2019 and 2018 were $5.2 million, $6.0 million and $6.8 million, respectively.

In 2017, in connection with the Pension Plan freeze, the Company amended its 401(k) plan to permit employer discretionary nonelective contributions to eligible participants. For the 2020 plan year, the Company approved a discretionary nonelective contribution in an amount equal to 2% of each participant’s eligible compensation. These contributions, which were expensed during 2020, totaled $2.5 million and will be funded and allocated to participant accounts during the first quarter of 2021. For the 2019 plan year, the Company approved a discretionary nonelective contribution in an amount equal to 2% of each participant’s eligible compensation. These contributions, which were expensed during 2019, totaled $2.6 million and were funded and allocated to participant accounts during the first quarter of 2020.

12.         Stockholders’ Equity

Earnings per Share

For the years ended December 31, 2020, 2019 and 2018, earnings per share were computed as follows:

	2020	2019	2018

	(in thousands, except for per share amounts)
Net income attributable to Waddell & Reed Financial, Inc.	$70,457	114,992	183,588

Weighted average shares outstanding, basic and diluted	64,974	73,299	80,468

Earnings per share, basic and diluted	$1.08	1.57	2.28

Dividends

The Board of Directors declared dividends on our common stock of $1.00 per share, $1.00 per share and $1.00 per share for the years ended December 31, 2020, 2019 and 2018, respectively. During the fourth quarter of 2020, the Board of Directors declared a quarterly dividend on our common stock of $0.25 per share that was paid on February 1, 2021 to stockholders of record as of January 11, 2021. As of December 31, 2020 and 2019, other current liabilities included $15.6 million and $17.2 million, respectively, for dividends payable to stockholders.

Common Stock Repurchases

The Board of Directors has authorized the repurchase of our common stock in the open market and/or private purchases. The acquired shares may be used for corporate purposes, including issuing shares to employees in our share-based compensation programs. There were 7,995,730 shares, 9,164,564 shares and 6,963,269 shares repurchased in the open market or privately during the years ended December 31, 2020, 2019 and 2018, respectively. The repurchased shares include 554,062 shares, 548,132 shares and 729,882 shares repurchased from employees who tendered shares to cover their income tax withholdings with respect to vesting of stock awards during the years ended December 31, 2020, 2019 and 2018, respectively.  The terms of the Merger Agreement restrict our ability to repurchase shares of our common stock while the merger is pending; however, we may continue to repurchase shares of our common stock from employees to cover their tax withholdings in connection with the vesting of restricted shares.

Accumulated Other Comprehensive Income

The following tables summarize other comprehensive income activity for the years ended December 31, 2020 and 2019.

			Total
	Unrealized	Postretirement	accumulated
	gains (losses) on	benefits	other
	AFS investment	unrealized	comprehensive
Year ended December 31, 2020	securities	gains (losses)	income (loss)

	(in thousands)
Balance at December 31, 2019	$2,521	713	3,234
Other comprehensive income (loss) before reclassification	823	(309)	514
Amount reclassified from accumulated other comprehensive income	(648)	(203)	(851)
Net current period other comprehensive income (loss)	175	(512)	(337)
Balance at December 31, 2020	$2,696	201	2,897

			Total
	Unrealized	Postretirement	accumulated
	gains (losses) on	benefits	other
	AFS investment	unrealized	comprehensive
Year ended December 31, 2019	securities	gains (losses)	income (loss)

	(in thousands)
Balance at December 31, 2018	$(797)	1,128	331
Other comprehensive income (loss) before reclassification	3,496	(36)	3,460
Amount reclassified from accumulated other comprehensive income	(178)	(379)	(557)
Net current period other comprehensive income (loss)	3,318	(415)	2,903
Balance at December 31, 2019	$2,521	713	3,234

Reclassifications from accumulated other comprehensive income and included in net income are summarized in the tables that follow:

	For the year ended December 31, 2020
		Tax
	Pre-tax	expense	Net of tax	Statement of income line item

	(in thousands)
Reclassifications included in net income:
Gains on available for sale debt securities	$853	(205)	648	Investment and other income
Amortization of postretirement benefits	269	(66)	203	Compensation and benefits
Total	$1,122	(271)	851

	For the year ended December 31, 2019
		Tax
	Pre-tax	expense	Net of tax	Statement of income line item

	(in thousands)
Reclassifications included in net income:
Gains on available for sale debt securities	$234	(56)	178	Investment and other income
Amortization of postretirement benefits	495	(116)	379	Compensation and benefits
Total	$729	(172)	557

13.         Share-Based Compensation

The Company’s Stock Incentive Plan, as amended and restated (the “SI Plan”) allows us to grant equity-based compensation awards, including nonvested stock, as part of our overall compensation program to attract and retain key personnel and encourage a greater personal financial investment in the Company, thereby promoting the long-term growth of the Company. A maximum of 40.4 million shares of common stock are authorized for issuance under the SI Plan and as of December 31, 2020, 5,255,495 shares of common stock were available for issuance under the SI Plan.  In addition, we may make incentive payments under the Company’s Executive Incentive Plan, as amended and restated (the “EIP”) in the form of cash, equity-based awards or a combination thereof. Incentive awards paid under the EIP in the form of equity-based awards are issued out of shares reserved for issuance under the SI Plan. Generally, shares of common stock subject to an award that expires or is cancelled, forfeited, exchanged, settled in cash or is terminated will again be available for awards under the SI Plan.  Due to the terms of the Merger Agreement that restrict the Company’s ability to grant shares of common stock, the SI Plan was amended in December 2020 to allow the Company to grant restricted stock units that can be settled in shares of common stock or cash at the sole discretion of the Company, except that they will be settled in cash upon a change of control.  As of December 31, 2020, no restricted stock units had been awarded pursuant to the SIP.

Nonvested stock awards are valued on the date of grant and have no purchase price.  These awards vest in 25% increments beginning on the first anniversary of the grant date. The Company has issued nonvested stock awards to non-employee directors. These awards generally have the same terms as awards issued to employees, except awards vest on the first anniversary of the grant date.

Beginning in 2017, the Company established the RSU Plan, which allows the Company to grant cash-settled RSUs to attract and retain key personnel and enable them to participate in the long-term growth of the Company. Unvested cash-settled RSUs have no purchase price and vest in 25% increments over four years, beginning on the first anniversary of the grant date.  On the vesting date, cash-settled RSU holders receive a lump sum cash payment equal to the fair market value of one share of the Company’s common stock, par value $0.01, for each cash-settled RSU that has vested, subject to applicable tax withholdings. We treat cash-settled RSUs as liability-classified awards and, therefore, account for them at fair value based on the closing price of our common stock on the reporting date, which results in variable compensation expense over the vesting period.

Nonvested shares and nonvested cash-settled RSU’s are forfeited upon the termination of employment with or service to the Company, as applicable, or service on the Board of Directors, dependent upon the circumstances of termination. Except for restrictions placed on the transferability of nonvested shares, holders of nonvested shares have full stockholders’ rights during the term of restriction, including voting rights and the rights to receive cash dividends.  Since nonvested cash-settled RSUs are not shares of Company stock, holders of nonvested cash-settled RSUs are not entitled to voting rights but are entitled to dividend equivalent payments for each RSU equal to the dividend paid on one share of our common stock. Under the terms of the Merger Agreement, vesting of nonvested shares and nonvested cash-settled RSUs accelerate upon consummation of the merger.

A summary of nonvested share activity and related fair value for the year ended December 31, 2020 follows:

		Weighted
		Average
	Nonvested	Grant Date
	Stock Shares	Fair Value
Nonvested at December 31, 2019	3,641,985	$19.60
Granted	1,659,004	13.01
Vested	(1,649,155)	20.31
Forfeited	(111,478)	17.64
Nonvested at December 31, 2020	3,540,356	$16.24

A summary of nonvested cash-settled RSU activity for the year ended December 31, 2020 follows:

Nonvested
Cash-Settled Units
Nonvested at December 31, 2019	2,375,600
Granted	2,251,698
Vested	(772,384)
Forfeited	(124,828)
Nonvested at December 31, 2020	3,730,086

For the years ended December 31, 2020, 2019 and 2018, compensation expense related to nonvested shares and nonvested cash-settled RSUs totaled $56.8 million, $46.6 million and $51.6 million, respectively.

The deferred income tax benefit from the compensation expense related to nonvested stock and nonvested cash-settled RSUs was $13.8 million, $11.1 million and $11.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. These benefits will be recognized upon vesting and may increase or decrease depending on the fair value of the shares on the date of vesting. As of December 31, 2020, the remaining unamortized expense related to nonvested stock of $38.3 million is expected to be recognized over a weighted average period of 2.3 years.

The total fair value of shares vested (at vest date) during the years ended December 31, 2020, 2019 and 2018, was $26.2 million, $29.1 million and $41.0 million, respectively. The Company withholds a portion of each employee’s vested shares to satisfy income tax withholding obligations of the Company with respect to vesting of the shares.

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

A broker-dealer may elect not to be subject to the Aggregate Indebtedness Standard of paragraph (a)(1)(i) of Rule 15c3-1, in which case net capital must exceed the greater of $250 thousand or 2%of aggregate debit items computed in accordance with the Formula for Determination of Reserve Requirements for broker-dealers. W&R made this election and thus is not subject to the aggregate indebtedness ratio as of December 31, 2020 or 2019.

Net capital and aggregated indebtedness information for our broker-dealer subsidiaries is presented in the following table as of December 31, 2020 and 2019:

	2020		2019

	(in thousands)
	W&R	IDI	W&R	IDI
Net capital	$60,387	16,813	60,758	20,217
Required capital	250	2,026	250	1,909
Excess of required capital	$60,137	14,787	60,508	18,308
Ratio of aggregate indebtedness to net capital	Not		Not
	applicable	1.81 to 1.0	applicable	1.42 to 1.0

15.         Leases

The Company has operating and finance leases for corporate office space and equipment.

The components of lease expense were as follows:

	For the Year Ended December 31,
	2020	2019

	(in thousands)
Operating Lease Cost	$10,316	$17,574

Finance Lease Cost:
Amortization of ROU assets	$174	$283
Interest on lease liabilities	16	27
Total	$190	$310

Supplemental cash flow information related to leases was as follows:

	For the Year Ended December 31,
	2020	2019

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,437	$16,520
Operating cash flows from finance leases	16	27
Financing cash flows from finance leases	210	290

ROU assets obtained in exchange for lease obligations:
Operating leases	665	39,580
Finance leases	10	40

Supplemental balance sheet information related to leases was as follows:

	December 31, 2020	December 31, 2019

	(in thousands, except lease term and discount rate)
Operating Leases:
Operating lease ROU assets (Other non-current assets)	$13,461	$23,457

Other current liabilities	$6,247	$10,479
Other non-current liabilities	8,812	14,694
Total operating lease liabilities	$15,059	$25,173

Finance Leases:
Property and equipment, gross	$333	$985
Accumulated depreciation	(277)	(737)
Property and equipment, net	$56	$248

Other current liabilities	$41	$203
Other non-current liabilities	11	55
Total finance lease liabilities	$52	$258

Weighted average remaining lease term:
Operating leases	4 years	4 years
Finance leases	1 year	1 year

Weighted average discount rate:
Operating leases	4.08%	4.32%
Finance leases	6.00%	6.00%

Maturities of lease liabilities are as follows:

	Operating	Finance
	Leases	Leases

	(in thousands)
Year ended December 31,
2021	$6,731	42
2022	2,834	11
2023	2,122	—
2024	2,090	—
Thereafter	2,613	—
Total lease payments	16,390	53
Less imputed interest	(1,331)	(1)
Total	$15,059	52

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

Revenues for services provided or related to the Funds and IGI Funds for the years ended December 31, 2020, 2019 and 2018 are as follows:

	2020	2019	2018

	(in thousands)
Investment management fees	$407,396	430,028	486,581
Service and distribution fees	111,233	121,603	141,220
Shareholder service fees	85,329	93,335	102,385
Total revenues	$603,958	644,966	730,186

Included in Funds and separate accounts receivable at December 31, 2020 and 2019 are receivables due from the Funds of $12.1 and $12.8 million, respectively.

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

19.         Selected Quarterly Information (Unaudited)

	Quarter
	First	Second	Third	Fourth

	(in thousands)
2020
Total revenues	$263,733	240,034	267,670	278,060
Net income attributable to Waddell & Reed Financial, Inc.	$21,986	24,824	30,523	(6,877)
Net income per share, basic and diluted	$0.32	0.38	0.48	(0.11)

	Quarter
	First	Second	Third	Fourth

	(in thousands)
2019
Total revenues	$259,410	270,154	270,680	270,071
Net income attributable to Waddell & Reed Financial, Inc.	$32,053	33,948	33,054	15,936
Net income per share, basic and diluted	$0.42	0.45	0.46	0.23

20.	Subsequent Events

Litigation Relating to the Merger — Three complaints have been filed by purported stockholders of the Company challenging the merger.  The first complaint, filed by Shiva Stein individually, in the United States District Court for the Southern District of New York, is captioned Shiva Stein v. Waddell & Reed Financial, Inc. et al., case number 1:21-cv-00668.  The second complaint, filed in the United States District Court for the Eastern District of New York by Chris Burgess individually, is captioned Chris Burgess v. Waddell & Reed Financial, Inc. et al., case number 1:21-cv-00541.  The third complaint, filed in the United States District Court for the District of Delaware by Marc Waterman individually, is captioned Marc Waterman v. Waddell & Reed Financial, Inc. et al., case number 1:21-cv-00140.  The complaints generally allege, among other things, that the Company and the Board of Directors authorized the filing of a materially incomplete and misleading preliminary proxy statement with the SEC.  Among other remedies, the complaints seek to enjoin the stockholder vote at the Company’s special meeting to be held to approve the adoption of the merger agreement and related matters unless and until the Company discloses and disseminates the requested information to the Company’s stockholders, as well as to award damages, costs and attorneys' fees.  The Company believes that the complaints are without merit but is unable to predict the outcome of the ultimate resolution of the lawsuits, or the potential loss, if any, that may result.  There can be no assurances that additional complaints or demands will not be filed or made with respect to the merger.