Form 10-K/A
period 2020-12-31
WADDELL & REED FINANCIAL INC
filed 2021-04-29
CIK 1052100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Shares outstanding of the registrant’s common stock as of April 15, 2021 Class A common stock, $.01 par value: 62,024,785

DOCUMENTS INCORPORATED BY REFERENCE

None

WADDELL & REED FINANCIAL, INC.

INDEX TO AMENDMENT NO.1 TO ANNUAL REPORT ON FORM 10-K/A

For the fiscal year ended December 31, 2020

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A (this “Amendment No. 1”) of Waddell & Reed Financial, Inc. (the “Company”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 that was originally filed with the Securities and Exchange Commission (the “SEC”) on February 19, 2021 (the “Original Form 10-K”). The capitalized terms used in this Amendment No. 1 but not defined shall have the meaning specified for such terms in the Original Form 10-K.

This Amendment No. 1 is being filed solely to include the information required in Part III (Items 10, 11, 12, 13 and 14) of Form 10-K that was previously omitted from the Original Form 10-K in reliance upon General Instruction G(3) to Form 10-K and to include additional exhibits to the Exhibit Index referenced in Item 15 of the Original Form 10-K, which includes the Certifications to this Amendment No. 1. This Amendment No. 1 consists solely of the preceding cover page, this Explanatory Note, Part III (Items 10, 11, 12, 13 and 14), Part IV (Item 15) and the signature page.

Except as described in this Explanatory Note, no other information in the Original Form 10-K is being modified, updated or amended by this Amendment No. 1. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC.

As previously disclosed, on December 2, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Macquarie Management Holdings, Inc., a Delaware corporation (“Macquarie”), Merry Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Macquarie (“Merger Sub”), and (solely for limited purposes) Macquarie Financial Holdings Pty Ltd, an Australian proprietary company formed under the laws of the Commonwealth of Australia, providing for, subject to the satisfaction or waiver of certain conditions, the acquisition of the Company by Macquarie.  Subject to the terms and conditions of the Merger Agreement, Merger Sub will be merged with and into the Company (the “merger”), with the Company surviving the merger as a wholly-owned subsidiary of Macquarie.

As of the filing of this Amendment No. 1, the merger is expected to close on April 30, 2021 (the “Closing Date” or the “Effective Time”), pursuant to the terms of the Merger Agreement.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Number of Directors and Term of Directors and Executive Officers

The Company’s Bylaws provide that the number of directors will not be less than seven nor more than 15 with the exact number to be fixed by the Board of Directors (the “Board”). The Company’s Certificate of Incorporation divides the Board into three classes of as equal size as possible, with the terms of each class expiring in consecutive years so that only one class is elected in any given year. Currently, there are nine directors with three directors in Class I, three directors in Class II and three directors in Class III.

The stockholders of the Company elect successors for directors whose terms have expired at the Company’s annual meeting. The Board elects members to fill new membership positions and vacancies on the Board resulting from death, resignation, retirement, disqualification, removal from office or other cause. Pursuant to the Company’s Corporate Governance Guidelines, non-employee directors must retire from the Board at the close of the annual meeting of stockholders following their 75th birthday; provided, that existing directors that are 75 years or older may complete their current term. Because the 2021 annual meeting of stockholders was postponed due to the pending merger between the Company and Macquarie, Messrs. Logue and Morrissey have not retired from the Board. Executive officers of the Company are elected by the Board and hold office until their successors are elected and qualified or until their earlier death, retirement, resignation or removal.

Directors and Executive Officers

The names of each of the Company’s directors and executive officers, their respective ages on the date of this report, and current positions are as follows:

Name	Age	Position
Kathie. J. Andrade	60	Class III Director
Brent K. Bloss	52	President
Mark P. Buyle	54	Senior Vice President, Chief Legal Officer, General Counsel and Secretary
Benjamin R. Clouse	47	Senior Vice President and Chief Financial Officer
Sharilyn S. Gasaway	52	Class I Director
Thomas C. Godlasky	65	Class II Director
Daniel P. Hanson	51	Senior Vice President and Chief Investment Officer
James A. Jessee	63	Class III Director
Katherine M.A. (“Allie”) Kline	49	Class I Director
Dennis E. Logue	77	Class II Director
Shawn M. Mihal	46	Senior Vice President – Wealth Management, President of Waddell & Reed, Inc.
Michael F. Morrissey	78	Class II Director
Christopher W. Rackers	50	Senior Vice President and Chief People and Brand Officer
Philip J. Sanders	61	Chief Executive Officer and Class III Director
Amy J. Scupham	46	Senior Vice President – Distribution, President of Ivy Distributors, Inc.
Jerry W. Walton	74	Class I Director

Below is a description of the backgrounds of the executive officers and directors, including their principal occupation and membership on public or registered investment company boards for the past five years. We have also provided information concerning the particular experience, qualification, attributes and skills that the Nominating and Corporate Governance Committee (the “Corporate Governance Committee”) and the Board considered relevant to each director that led to the conclusion that he or she should serve as a director.

Kathie J. Andrade has been a director of the Company since March 2019. She has served as a director of The Brink’s Company, a Richmond, Virginia cash management company, since August 2019. She served as a member of the Executive Committee of TIAA, a financial services organization in New York, New York, from 2014 to June 2018 and as CEO of its Retail Financial Services business and Chairman of TIAA Federal Savings from 2016 to August 2018. Ms. Andrade also served as President of TIAA Services Broker Dealer from 2011 to 2016. She joined TIAA in 2008 as COO of Wealth Management. Prior to TIAA, Ms. Andrade held a number of senior management positions at Bank of America, a financial services company in Boston, Massachusetts, from 1986 to 2008. Ms. Andrade's term on the Board expires in 2022.

Ms. Andrade has over 35 years of experience in the financial services industry, including as a member of the executive leadership team of TIAA, a Fortune 100 company. She has significant experience developing and executing successful sales and recruitment strategies for financial services organizations. Ms. Andrade also brings to the Board substantial knowledge in the areas of mergers and acquisitions, strategic operational leadership, wealth management, risk management and compliance, technology innovation, leadership development, diversity and inclusion.

Brent K. Bloss has been President of the Company since February 2020. He served as Executive Vice President of the Company from February 2018 to February 2020 and Chief Operating Officer of the Company from November 2017 to February 2020. Mr. Bloss served as Senior Vice President, Chief Financial Officer and Treasurer of the Company from March 2014 to February 2018. Prior thereto, Mr. Bloss was Senior Vice President – Finance and Principal Accounting Officer of the Company since July 2007 and Treasurer of the Company since January 2006. Previously, he served as Vice President of the Company from April 2004 to July 2007, as Assistant Treasurer of the Company from January 2002 to January 2006, and as Assistant Vice President from January 2002 to April 2004. From September 1995 to December 2001, he served in various roles in the audit practice of KPMG. Mr. Bloss joined the Company in January 2002.

Mark P. Buyle has been Senior Vice President, Chief Legal Officer, General Counsel and Secretary of the Company since August 2018. Previously he served as Interim General Counsel and Secretary of the Company from April 2018 to August 2018 and as Senior Vice President and Deputy General Counsel of the Company from January 2017 to April 2018. Prior thereto, he served as Senior Vice President and Associate General Counsel of the Company from March 2000 to January 2017. Before joining the Company, Mr. Buyle was a corporate attorney with the Kansas City law firm Polsinelli. Mr. Buyle joined the Company in 1995 as a senior attorney.

Benjamin R. Clouse has been Senior Vice President and Chief Financial Officer of the Company since February 2018. Mr. Clouse served as Treasurer of the Company from December 2018 to July 2019, as Vice President and Chief Accounting Officer of the Company from February 2017 to February 2018 and Vice President and as Principal Accounting Officer of the Company from March 2016 to February 2017. Prior thereto, Mr. Clouse was Vice President of the Company since October 2015. Prior to joining the Company, Mr. Clouse served as Chief Financial Officer of Executive AirShare Corporation, a private aviation company in Lenexa, Kansas, from September 2012 to October 2015.  From 2006 to 2012 and from 2002 to 2005, he served in various roles with H&R Block, Inc., a tax preparation company in Kansas City, Missouri, including Assistant Vice President — Audit Services and Assistant Vice President and Controller — Tax Services.  From 2005 to 2006, Mr. Clouse served as Vice President — Finance and Corporate Controller of Gold Bank Corporation, Inc., a bank holding company.  From September 1996 to January 2002, he served in various roles in the audit practice of Deloitte & Touche, LLP. Mr. Clouse joined the Company in October 2015.

Sharilyn S. Gasaway has been a director of the Company since July 2010. She has served as a director of Genesis Energy, L.P., a Houston, Texas diversified midstream energy master limited partnership, since March 2010 and of J.B. Hunt Transport Services, Inc., a transportation logistics company in Lowell, Arkansas, since February 2009. From February 2006 to January 2009, she served as Executive Vice President and Chief Financial Officer of Alltel Corporation (“Alltel”), a U.S. wireless telecommunications network operator, acquired by Verizon Wireless in 2009. She served as Corporate Controller of Alltel from May 2002 to February 2006 and as Controller of Alltel Communications, Inc., a subsidiary of Alltel, from April 1999 to May 2002. Prior thereto, she served as Audit Manager of the former independent registered public accounting firm Arthur Andersen LLP from 1992 to April 1999. Ms. Gasaway’s term on the Board expires in 2023.

As the former Executive Vice President and Chief Financial Officer of a Fortune 500 company, Ms. Gasaway has extensive experience in the areas of capital markets, budgeting and forecasting, strategic planning, internal audit, tax and auditing with respect to complex business operations and transactions. As a result, she brings to the Board a breadth of knowledge regarding the financial and accounting functions of the Company’s operations, as well as with respect to the Company’s financial controls, financial reporting and disclosure, balance sheet management, integration of acquisitions, and accounting. Ms. Gasaway’s experience serving as a director for companies within the oil and gas and transportation industries provides her with a diverse perspective on Board-related matters. She has been a Certified Public Accountant since 1993.

Thomas C. Godlasky has been a director of the Company since July 2010 and Chairman of the Board since April 2018. Mr. Godlasky served as Chief Executive Officer of Aviva North America, Aviva plc’s life insurance and annuity business in the U.S. and its property and casualty business in Canada, from July 2007 to March 2010. Mr. Godlasky also served in the dual position as Chief Executive Officer and President of Aviva USA from November 2006 to November 2009. Prior thereto, Mr. Godlasky served as Chairman of the Board, Chief Executive Officer and President of AmerUs Group, Des Moines, Iowa, a life insurance and annuity business, which was acquired by Aviva plc in 2006, from November 2005 to November 2006 and as President and Chief Operating Officer from November 2003 to November 2006. He also served as a director of AmerUs Group from November 2003 until November 2006, whereupon he joined the Aviva USA Board of Directors until March 2010. Mr. Godlasky earned the Chartered Financial Analyst designation in 1992. Mr. Godlasky’s term on the Board expires in 2021.

Mr. Godlasky’s service as the Chairman and Chief Executive Officer of AmerUs Group, a leading U.S. producer of annuity and life insurance products, provides him with valuable insights on running a complex financial services company with diverse operations and products. He has experience in a number of areas that are critical to the Company, including mergers and acquisitions, information and technology, risk management, long-range strategic planning, expertise in the types of products we offer to our clients and the importance of close cooperation with our regulators. Mr. Godlasky brings strong leadership skills and a valuable perspective on global financial, operational and strategic matters to the Board, as well as maintains a deep understanding of the challenges of operating in a highly regulated industry such as ours.

Daniel P. Hanson has been Senior Vice President and Chief Investment Officer of the Company and the Company's asset manager, Ivy Investment Management Company, since June 2019. Prior to joining the Company, he served as Head of Impact Investing for JANA Partners LLC since 2018. From 2013-2018, Mr. Hanson was with Jarislowsky Fraser Global Investment Management, where he served as Partner, Head of U.S. Equities and Co-Chair of the Investment Strategy Committee. From 2006-2013, Mr. Hanson was with BlackRock, where he served as Portfolio Manager and Managing Director.

James A. Jessee has been a director of the Company since July 2019. He has served as a director of YieldStreet Prism Fund Inc., a closed-end multi-asset fixed income fund managed by YieldStreet Management, LLC based in New York, New York since October 2019. He served as a member of the Management Committee of MFS Investment Management, an investment management company based in Boston, Massachusetts, from 2011 to 2018. Mr. Jessee was President of MFS Fund Distributors, Inc. from 2004 to 2018 and Co-Head of Global Distribution from 2011 to 2018. Prior to that, he held various positions with MFS from 1987 to 2004. Mr. Jessee also served on the board of the Investment Company Institute from 2014 to 2018. Mr. Jessee's term on the Board expires in 2022.

Mr. Jessee has over 39 years of experience in the financial services industry, which includes participating as a member of the Management Committee of MFS Investment Management, one of the oldest mutual fund companies focused on active management.  He brings the Board valuable insight regarding mutual fund operations and distribution based on his experience with MFS.  He also has substantial knowledge in the areas of marketing, asset management distribution outside of the United States, as well as a broad wealth management industry perspective.

Katherine M.A. (“Allie”) Kline has been a Director of the Company since February 2020.  She has served as a director of Huntington Bancshares Incorporated, a Columbus, Ohio regional bank holding company, since April 2019 and of Bill.com, a Palo Alto, California cloud-based software provider, since September 2020. Ms. Kline served as a director of Pier 1 Imports, Inc., a Fort Worth, Texas retailer specializing in home furnishings and décor, from September 2018 to October 2020. She also serves as a director of National Forest Foundation, the non-profit partner of the U.S. Forest Service.  Ms. Kline is a founding principal of LEO DIX, a boutique services firm that helps CEOs, Boards, and C-Suite executives drive growth during times of disruption, transition, transformation and turnarounds.  Ms. Kline served as chief marketing and communications officer for Oath Inc. (now Verizon Media), the Verizon Communications, Inc. subsidiary consisting of 20+ distinctive digital brands, from its formation in 2017 following Verizon’s acquisition of Yahoo to July 2018.  Ms. Kline was chief marketing and communications officer for AOL from 2013 to 2017 prior to and following Verizon’s acquisition of AOL in 2015.  She also served as the CEO of MAKERS, Verizon Media's prominent women's media brand from 2016-2018. Earlier in her career she held digital media and marketing leadership positions with data and analytics company 33Across, Unicast (now Amazon), InterVU (now Akamai), and the Washington Wizards. Ms. Kline’s term on the Board expires in 2023.

Ms. Kline has valuable experience as a senior executive at a publicly traded company and provides the Board with strategic marketing, communications, M&A and transformation expertise.  Her service as a director of other public companies also provides her with a different perspective on Board-related matters.

Dennis E. Logue has been a Director of the Company since January 2002. He served as Chairman of the Board of Ledyard Financial Group, Inc., a bank holding company located in Hanover, New Hampshire, from August 2005 to May 2019. Additionally, Mr. Logue has served as an Emeritus Professor of Management at the Amos Tuck School, Dartmouth College since August 2005. He served as Dean of the Michael F. Price College of Business at the University of Oklahoma from July 2001 to September 2005. Prior thereto, Mr. Logue held numerous business-oriented professorships, including at the Amos Tuck School, Dartmouth College from July 1974 to June 2001. He has also worked as a consultant and expert witness on various financial matters since 1974. Mr. Logue has served as a director of Abraxas Petroleum Corporation, San Antonio, Texas, a natural gas and crude oil exploration, development and production company, since April 2003 and of ALCO Stores, Inc., Dallas, Texas, a general merchandise retailer, from May 2005 through September 2014. Mr. Logue’s term on the Board expires in 2021.

Mr. Logue is highly accomplished in the field of business management and financial academia, having taught in the areas of managerial economics and finance, corporate governance, financial markets and international finance for 48 years and published over 90 books and articles in the areas of economics, pension plans, corporate and international finance and capital markets. His past leadership roles in the academic world allow him to bring a wide range of experience and new insights to his service on the Board. As a founding director of Ledyard National Bank, Mr. Logue also has substantial expertise in the areas of the financial services industry, executive management and operations.

Shawn M. Mihal has been Senior Vice President – Wealth Management of the Company since December 2018 and President, Waddell & Reed, Inc. (“WRI”) since November 2017. Prior to that, Mr. Mihal was Chief Operating Officer of WRI from August 2017 to November 2017 and Senior Vice President, Chief Compliance Officer and Chief Regulatory Officer of WRI and Ivy Distributors, Inc. (“IDI”) from March 2015 to August 2017. Prior to joining the company, he served as Vice President and Chief Compliance Officer for Transamerica Financial Advisors, Inc., an independent broker-dealer and registered investment advisor in St. Petersburg, Florida, from September 2010 to March 2015 and as Chief Compliance Officer for Great American Advisors, Inc., a registered investment advisor in Cincinnati, Ohio, from October 2004 to August 2010. Mr. Mihal joined the Company in March 2015.

Michael F. Morrissey has been a director of the Company since July 2010. He has been a director of Ferrellgas Partners, L.P., a propane gas marketing and distribution company in Liberty, Missouri since 1999. He was a director of Westar Energy, Inc., an electric service company based in Topeka, Kansas, from 2003 through May 2015. Mr. Morrissey retired in September 1999 after serving 24 years, including 17 years as a partner, with Ernst & Young LLP, an auditing and financial services firm. Prior thereto, Mr. Morrissey worked for five years for another major accounting firm and six years for a motor truck manufacturer. Mr. Morrissey has been a Certified Public Accountant since 1972. Mr. Morrissey also served as a director of Blue Cross Blue Shield of Kansas City, a Kansas City, Missouri health insurance company, from 2006 through April 2017; of J.E. Dunn Construction Group, Inc., a private construction business located in Kansas City, Missouri, from 2000 through January 2017; of Balance Innovations, Inc., an office management technology company located in Lenexa, Kansas, from 2008 through May 2019; and a special advisor to the audit committee of the Dairy Farmers of America, a farmer-owned milk marketing cooperative located in Kansas City, Missouri, from 2000 through August 2014. Mr. Morrissey also serves as a director or trustee for numerous non-profit, civic, and charitable organizations. Mr. Morrissey’s term on the Board expires in 2021.

Mr. Morrissey’s qualifications to serve as a director include his substantial experience as the Chairman or member of the audit committee of other public companies, his many years of experience as an audit partner of a major accounting firm, and his extensive experience as a director of other large companies, both public and private. Mr. Morrissey brings to the Board significant audit and accounting expertise and a deep understanding of financial statements, corporate finance, risk management and internal audit functions. Mr. Morrissey’s knowledge and experience gained as a board member of various public and private companies, as well as not-for profit, civic and charitable organizations provide the Board with a wide range of experience and insights regarding Board actions. Mr. Morrissey is also a Certified Public Accountant (retired).

Christopher W. Rackers has been Senior Vice President and Chief People and Brand Officer since June 2020. He served as Senior Vice President and Chief Administrative Officer of the Company from June 2019 to June 2020, as Senior Vice President and Chief Human Resources Officer of the Company from January 2019 to June 2019 and as Senior Vice President and Chief Human Resources Officer of certain of the Company’s subsidiaries from January 2017 to June 2019. Prior to joining the Company, Mr. Rackers was Vice President, Global Human Resources at Payless ShoeSource, a discount footwear retailer in Topeka, Kansas, from January 2016 to January 2017, Vice President, Global Human Resources at WIS International, a retail and inventory services company in Dallas, Texas, from May 2015 to December 2015, Vice President of Human Resources at H&R Block, a tax preparation company in Kansas City, Missouri, from May 2013 to June 2015. Prior thereto, he held several positions with Aramark, a food service, facilities and uniform services provider, including Senior Vice President, Human Resources, from June 2006 to May 2013. Mr. Rackers joined the Company in January 2017.

Philip J. Sanders has been Chief Executive Officer and a Director of the Company since August 2016. He served as Chief Investment Officer of the Company from February 2011 to June 2019. Mr. Sanders has served as President of Ivy Investment Management Company (“IICO”) from August 2016 and was Chief Investment Officer of IICO from August 2010 to June 2019. Prior thereto, he served as Senior Vice President of Waddell & Reed Investment Management Company (“WRIMCO”) from July 2000 to August 2016, Senior Vice President of IICO from April 2003 to August 2016 and Vice President of WRIMCO from January 1999 to July 2000. He is also President of the InvestEd Portfolios, Ivy Funds, Ivy High Income Opportunities Fund, Ivy NextShares and Ivy Variable Insurance Portfolios, all of which are mutual funds managed by the Company. Mr. Sanders joined the Company as a mutual fund portfolio manager in August 1998. Mr. Sanders’ term on the Board expires in 2022.

Mr. Sanders has over 32 years of experience in the financial services industry, including 22 years with the Company. Mr. Sanders' oversight of all Company operations and his experience in investment management is an indispensable contribution to the Board and provides a critical link between management and the Board.

Amy J. Scupham has been Senior Vice President – Distribution of the Company since December 2018 and President of IDI since April 2018. Prior to that Ms. Scupham was Chief Operating Officer of IDI from February 2018 to April 2018 and Senior Vice President – Institutional Sales from May 2016 to February 2018. Prior thereto, she held various positions at the Company in institutional sales and consultant relations. Ms. Scupham joined the Company in April 2008.

Jerry W. Walton has been a Director of the Company since April 2000. Mr. Walton served as a business consultant to Hunt Ventures, a group of private companies located in Rogers, Arkansas, from April 2010 to February 2016. He served as Executive Vice President of Finance and Administration and Chief Financial Officer of J.B. Hunt Transport Services, Inc., a transportation provider in Lowell, Arkansas, from October 1991 until September 2009. Prior thereto, Mr. Walton served as a managing partner and a tax partner with KPMG, with whom he had been employed since 1968. Mr. Walton also serves as a director of the Northwest Arkansas National Airport Authority.  Mr. Walton’s term on the Board expires in 2023.

Mr. Walton brings extensive financial, operational and executive management expertise to the Board having served as the Executive Vice President and Chief Financial Officer of J.B. Hunt Transport Services, Inc., one of the largest transportation logistics companies in North America. Mr. Walton also has significant public accounting experience, including in the areas of accounting, finance and tax, and direct experience in the areas of information and technology services, treasury functions, real estate, human resources and risk management. As a long-time director, Mr. Walton offers a breadth of knowledge about issues affecting the Company and its industry, as well as with respect to its financial statements, balance sheet management, budgeting process and executive compensation. Mr. Walton is also a Certified Public Accountant (retired).

There are no family relationships among any of the Company’s executive officers and directors.

Code of Business Conduct and Ethics

The Board has adopted a Corporate Code of Business Conduct and Ethics that applies to all of the Company’s directors, officers and employees. The purpose and role of this code is to focus our directors, officers and employees on areas of ethical risk, provide guidance to help them recognize and deal with ethical issues, provide mechanisms to report unethical or unlawful conduct, and to help enhance and formalize our culture of integrity, honesty and accountability. As required by applicable law, the Company will post on the “Governance Documents” page under the “Corporate Governance” tab on the “Investor Relations” section of its website at ir.waddell.com any amendments or waivers of any provision of this code made for the benefit of executive officers or directors of the Company.

You can access and print the charters of our Audit Committee, Compensation Committee and Corporate Governance Committee, as well as our Corporate Governance Guidelines, Corporate Code of Business Conduct and Ethics, Whistleblower Policy and other Company policies and procedures required by applicable law, regulation or NYSE corporate governance listing standards on the “Governance Documents” link in the dropdown menu on the “Corporate Governance” tab of the “Investor Relations” section of our website at ir.waddell.com.

Director Nominations

During 2020, we made no material changes to the procedures by which stockholders may recommend nominees to our Board as described in the proxy statement for our 2020 Annual Meeting of Stockholders.

Audit Committee

The Board has an Audit Committee composed of four members: Sharilyn S. Gasaway (Chair), Dennis E. Logue, Michael F. Morrissey, and Jerry W. Walton. Ms. Gasaway assumed the role of Chair of the Audit Committee from Mr. Morrissey on January 1, 2021. The Audit Committee (1) appoints, terminates, retains, compensates and oversees the work of the independent registered public accounting firm, (2) pre-approves all audit services and permitted non-audit services provided by the independent registered public accounting firm, (3) oversees the performance of the Company’s internal audit function, (4) evaluates the qualifications, performance and independence of the independent registered public accounting firm, (5) reviews external and internal audit reports and management’s responses thereto, (6) oversees the integrity of the financial reporting process, system of internal accounting controls, and financial statements and reports of the Company, (7) oversees the Company’s compliance with legal and regulatory requirements, (8) reviews and discusses with management and the independent registered public accounting firm the Company’s annual and quarterly financial statements, including disclosures made in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in periodic reports filed with the SEC, (9) discusses with management earnings press releases, (10) meets with management, the internal auditors, the independent registered public accounting firm and the Board, (11) discusses with the independent registered public accounting firm the matters required to be discussed by standards adopted by the Public Company Accounting Oversight Board (the “PCAOB”) or other applicable accounting standards or regulations, including the independent registered public accounting firm’s responsibility under the auditing and related professional practice standards established by the PCAOB, critical audit matters addressed during the audit, and disagreements with management encountered in the course of the audit, (12) provides the Board with information and materials as it deems necessary to make the Board aware of significant financial, accounting and internal control matters of the Company, (13) periodically reviews the Company’s Whistleblower Policy and Code of Business Conduct and Ethics and oversees the receipt, investigation, resolution and retention of all complaints submitted under these policies, (14) reviews and pre-approves all “related-person transactions” (as defined the Securities and Exchange Commission regulations), (15) produces a report for inclusion in the Company’s proxy statement, and (16) otherwise complies with its responsibilities and duties as stated in the Company’s Audit Committee Charter.

The Board has determined that all four members of the Audit Committee satisfy the independence and other requirements for audit committee membership of the NYSE corporate governance listing standards and SEC requirements. The Board has also determined that Ms. Gasaway and Messrs. Logue, Morrissey and Walton are audit committee financial experts as defined by the SEC. The Board determined that these members acquired the attributes of an audit committee financial expert through their experience in preparing, auditing, analyzing or evaluating financial statements containing accounting issues as generally complex as the Company’s financial statements; actively supervising one or more persons engaged in such activities; and their experience of overseeing or assessing the performance of companies and public accountants with respect to the preparation, auditing or evaluation of financial statements. In 2020, the Audit Committee met six times.

Item 11. Executive Compensation

COMPENSATION COMMITTEE REPORT

Notwithstanding anything to the contrary set forth in any filings of the Company under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act of 1934, as amended (the “Exchange Act”), that might incorporate future filings by reference, including this Annual Report on Form 10-K, as amended, in whole or in part, the following Compensation Committee Report shall not be incorporated by reference into any such filings, and shall not be deemed soliciting material or filed under the Securities Act or the Exchange Act.

The Compensation Committee has reviewed and discussed the Compensation Discussion & Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion & Analysis be included in this Annual Report on Form 10-K, as amended.

Waddell & Reed Financial, Inc. Compensation Committee

Jerry W. Walton, Chair

Kathie J. Andrade

James A. Jessee

Michael F. Morrissey

COMPENSATION DISCUSSION & ANALYSIS

Introduction

This Compensation Discussion & Analysis, among other things, provides an overview of our executive compensation program, sets forth the objectives and elements of our executive compensation program, and describes the executive compensation decisions with respect to our named executive officers for 2020 set forth below.

Name	Title
Philip J. Sanders	Chief Executive Officer
Benjamin R. Clouse	Senior Vice President and Chief Financial Officer
Brent K. Bloss	President
Daniel P. Hanson	Senior Vice President and Chief Investment Officer
Shawn M. Mihal	Senior Vice President – Wealth Management and President, Waddell & Reed, Inc.

Executive Summary

The intellectual capital of our employees is collectively the most important asset of our firm. We invest in people – we hire qualified people, train them, motivate them to give their best thinking to the Company and our clients, and compensate them in a manner designed to motivate and retain them. Our financial results are primarily based upon the level of AUM and AUA, which are impacted by the strength of our investment performance and the success of our marketing and distribution organization, along with careful management of our expenses, all of which are directly dependent upon our people and the intellectual capital they bring to bear.

We believe that the quality, expertise and commitment of our executive officers are critical to enhancing the long-term value of the Company. To this end, a core objective in designing our executive compensation program is to deliver competitive total direct compensation (i.e., base salary, annual cash incentive award and annual equity-based incentive award), based on our financial and operating performance, progress on our strategic objectives and individual performance and contributions, that will attract, motivate and retain a high-performance executive team and drive the creation of sustainable long-term stockholder value.

The market volatility that began in March 2020, as a result of the reaction to COVID-19 and its impact on the global economy and financial markets, resulted in significant depreciation in the stock markets and major disruption in the fixed income markets.  Despite the impact of the global pandemic and the uncertainty related to the U.S. presidential election, the equity markets rebounded during the second through fourth quarters of 2020 to close the year with solid gains and a return to some stability in fixed income markets.

We transitioned most of our workforce to a work from home environment early in March 2020.   The remote work environment has continued through the end of 2020 and into 2021.  Our steady and proactive response has allowed our asset management and wealth management businesses to maintain full continuity of service and the access that our clients need and expect.

Despite the challenging operating environment and continued challenges related to the trend toward passive strategies, fee pressure and regulatory changes, 2020 marked a year of significant progress in transforming our firm into a more diversified and growth-oriented financial services enterprise, with significant progress across both of our businesses while successfully navigating during a global pandemic. See “Analysis of 2020 Compensation – 2020 Operating Environment” for information regarding the progress we made during 2020 with respect to our strategic initiatives.

Key financial measures and operational highlights for 2020 compared to 2019 are set forth below:

	2020		2019
Earnings per share		$1.08		$1.57
Adjusted Earnings per share (1)		$1.58		$1.87
Net income attributable to the Company		$70.5 million		$115.0 million
Adjusted net income attributable to the Company (1)		$102.8 million		$137.4 million
Operating income		$94.8 million		$145.7 million
Adjusted operating income (1)		$134.4 million		$163.9 million
Operating expenses		$954.7 million		$924.6 million
Adjusted operating expenses (1)		$915.1 million		$906.4 million
Controllable expenses (2)		$449.4 million		$428.9 million
Operating Margin		9.0%		13.6%
Adjusted operating Margin (1)		12.8%		15.3%
AUM		$74.8 billion at December 31		$70.0 billion at December 31
AUA		$69.7 billion at December 31		$60.1 billion at December 31
Cash and investments		$760.5 million		$840.2 million
Capital return		$180.2 million		$228.5 million

	•	Dividends – $65.6 million	•	Dividends – $74.3 million

	•	Stock repurchases – $114.7 million	•	Stock repurchases – $154.2 million

(1)	These are non-GAAP financial measures. See Non-GAAP Financial Measures and Reconciliation of GAAP to non-GAAP Financial Measures on pages 48 and 49 of the Original Form 10-K.

(2)	Controllable expenses defined as compensation and benefits, general and administrative, occupancy, technology, and marketing and advertising costs, which, for 2020, includes $39.6 million of merger-related costs.

The Compensation Committee believes that our executive compensation program plays a significant role in our ability to drive financial and operating results and align the interests of our executive officers with the interests of our stakeholders. Key aspects of our executive compensation program in 2020 included the following:

•	A significant portion of each named executive officer’s total direct compensation – approximately 84% on average for 2020 – was “at risk” compensation, delivered in the form of a cash incentive award and an equity-based incentive award.

•	Approximately 41%, on average for each named executive officer, of total annual incentive compensation was comprised of an equity-based incentive award and approximately 59%, on average, was comprised of a cash incentive award.

•	The form of equity-based awards changed from shares of restricted stock granted in the prior year to restricted stock units (“RSUs”) due to restrictions in the Merger Agreement on the Company’s ability to issue restricted stock while the proposed merger between the Company and Macquarie is pending. The RSUs granted in March 2021 were different than cash-settled restricted stock units (“CSRSUs”) granted in prior years to non-executive officers because the RSUs can be settled in cash or shares of Company Class A common stock (“Shares”) at the sole discretion of the Company; provided, that in the event of a change of control of the Company, each RSU shall be settled in cash.

The 2020 incentive compensation awards reflect the Compensation Committee’s determination to (1) award incentive compensation based on execution of strategic initiatives in light of the Company’s 2020 financial and operational performance in a challenging operating environment due to COVID-19, balanced with the need to provide total direct compensation that remains competitive in the marketplace and (2) reflect, as appropriate, differences in each named executive officer’s scope of authority and responsibilities, the assumption of additional responsibilities, and an appropriate balance of total direct compensation between cash and equity with an emphasis on cash due to the pending merger between the Company and Macquarie and the requirement in the Merger Agreement to limit equity-based awards to the target amounts.

The table below sets forth the components of total direct compensation for each named executive officer attributable to 2020, as well as total direct compensation attributable to 2019, in each case regardless of the timing of incentive compensation payments or grants. Total direct compensation for 2019 and 2020 set forth below is different than total direct compensation set forth in the Summary Compensation Table because equity-based incentive awards based on 2019 and 2020 performance were not granted until March 2020 and March 2021, respectively, and, therefore, are not reflected in the Summary Compensation Table or the Grants of Plan-Based Award Table for the respective years.

	Base Salary	Cash Incentive	Equity- Based Incentive	2020 Total Direct Compensation	2019 Total Direct Compensation
Philip J. Sanders	$725,000	$2,030,000	$2,718,500	$5,473,500	$4,325,000
Benjamin R. Clouse	$420,000	$1,338,750	$420,000	$2,178,750	$1,525,000
Brent K. Bloss	$525,000	$1,748,250	$1,575,000	$3,848,250	$2,650,000
Daniel P. Hanson	$525,000	$1,575,000	$1,575,000	$3,675,000	$2,332,692
Shawn M. Mihal	$400,000	$1,225,000	$400,000	$2,025,000	$1,375,000

2020 Stockholder Vote on Named Executive Officer Compensation

In April 2020, the compensation paid to our named executive officers in 2019 was approved by 88% of the votes cast by our stockholders on the proposal. The Compensation Committee considered the results of the advisory vote in assessing our executive compensation program, noting the high level of stockholder support. The Compensation Committee elected to continue the same general principles in determining the types and amounts of compensation paid to our executive officers in 2020.

Compensation Program Objectives

The Company’s executive compensation program is intended to attract and retain highly qualified executive talent, provide rewards for the prior year’s performance, and provide incentives for future performance to drive the creation of stockholder value. More specifically, our executive compensation program objectives are to:

•	Attract, motivate and retain a high-performing executive team with the appropriate expertise and leadership to build and sustain long-term stockholder value;

•	Incentivize and reward short-term and long-term financial, operational, strategic and individual performance that results in increased value for our stockholders; and

•	Align our executives’ interests with those of our stockholders.

The asset management and wealth management industries are extremely competitive, and experienced professionals have significant career mobility. Our intellectual capital is our greatest asset. Our success, and that of our stakeholders, depends on our ability to successfully engage a highly skilled and experienced executive team through a combination of career opportunities, a challenging work environment, and competitive compensation, particularly during the challenging operating environment for active asset managers and the dynamic operating environment for wealth managers during recent years. Our executive officers have developed as a cohesive and complementary executive team and are considered an invaluable resource. Historically, we have sought to groom internal personnel for executive positions or recruited external candidates with a high degree of experience and knowledge of our industry, believing that executives with industry knowledge are more likely to excel. However, this limits the recruiting pool and makes retention a key focus of our compensation program.

Considering these objectives and factors, the Compensation Committee has developed an executive compensation program that continues to be based on the following principles:

•	Compensation levels should be sufficiently competitive to attract, motivate and retain high caliber executives.

•	Appropriate levels of reward for performance should be tied to and vary with the Company’s financial and operational performance, as well as progress on strategic objectives and individual performance.

•	A majority of total compensation should be “at risk” in the form of cash and equity-based incentive awards.

•	Equity-based awards should constitute a significant portion of incentive awards to encourage executives to focus on the Company’s long-term growth and prospects.

Retirement benefits no longer comprise a significant element of executive compensation. Effective September 30, 2017, the Compensation Committee froze future benefit accruals under Company’s Retirement Income Plan (the “Pension Plan”). Although each named executive officer except Mr. Hanson had an accrued a vested pension benefit in the Pension Plan, they stopped earning additional benefits based on service or compensation after September 30, 2017. The Compensation Committee approved the termination of the Pension Plan, effective June 1, 2019, and the participating named executive officers received lump sum distributions of their vested pension benefit in July 2020. See “Executive Compensation – Pension Benefits” for additional information regarding the Pension Plan. The Company maintains a 401(k) Plan and matches employee contributions up to 4% of eligible compensation and has the discretion to make additional contributions to eligible participants, subject to applicable non-discrimination requirements. For the 2020 plan year, the Company made a discretionary contribution to the 401(k) account of eligible participants in an amount equal to 2% of eligible 2020 compensation.

Elements of Our Compensation Program

Each element of compensation paid to the Company’s executive officers is designed to support one or more of the objectives described above. Total compensation for the executive officers consists of one or more of the following components:

•	Base salary;

•	Annual performance-based incentive awards, including a cash award and an equity-based award;

•	Retirement benefits; and

•	Personal benefits and other perquisites.

How We Determine Compensation

The Compensation Committee makes compensation decisions using an approach that considers total direct compensation (i.e., base salary, cash incentive awards and equity-based incentive awards). Base salary is generally the smallest component of total direct compensation, which results in a significant portion of our executive officers’ compensation being paid in “at risk” incentive compensation. At the beginning of each year, the Compensation Committee designates the executive officers that will participate in our Executive Incentive Plan. All executive officers participated in the Executive Incentive Plan during 2020.

For 2020, the Compensation Committee continued to utilize one incentive pool under the Executive Incentive Plan, funded with 10% of adjusted operating income for cash and equity-based awards to be determined at the discretion of the Compensation Committee. Utilizing one pool for cash and equity-based incentive compensation is consistent with the approach used by several companies in the Company’s peer group and provides the Compensation Committee the flexibility to award cash and equity-based incentive compensation in the proportions that it determines are most appropriate for each executive officer. The aggregate of all executive officer incentive awards under the Executive Incentive Plan is not limited to the funding pool described above, as the Compensation Committee has discretion to reward extraordinary performance.

The Compensation Committee continued to utilize the incentive plan design that was implemented in 2019, as described below.

•	A more structured discretionary approach to better align incentive awards with performance. Under this approach, the Compensation Committee, with the input of the executive officers, established strategic objectives, as well as certain financial and operating goals, at the beginning of the year.

•	Target cash and equity-based incentive opportunities as a percentage of base salary.

Although the Compensation Committee utilizes financial and operating metrics to monitor the Company’s performance in light of the strategic objectives and goals established at the beginning of the year, it does not utilize any weightings or formulas to determine incentive compensation based on achievement of those strategic objectives and goals. Rather, the strategic objectives, goals and financial and operating metrics are components of the framework the Compensation Committee uses to evaluate the performance of each executive. The Compensation Committee establishes cash and equity-based incentive targets for executive officers in February of each year; however, such targets are only meant to be a guide for the Compensation Committee in determining incentive compensation. The Compensation Committee may exercise its discretion, consistent with industry practice, to determine actual incentive compensation awards, which can be greater than or less than target based on Company and individual performance. In determining total direct compensation, the Compensation Committee reviews and considers one or more of the following:

•	The Company’s financial and operational performance;

•	Progress on strategic initiatives;

•	Market survey information for comparable public and private asset managers;

•	Recommendations of the Company’s Chief Executive Officer, based on individual performance and contributions and internal pay equity;

•	The previous year’s compensation levels for each executive officer; and

•	Overall effectiveness of the executive compensation program.

The Compensation Committee may also consider, as applicable, levels of sustained past performance, performance potential, retention risk and the value of the particular compensation element needed to keep an executive’s level of total direct compensation competitive and consistent with our executive compensation program’s objectives. Although there is no formal policy regarding the relationship of compensation among the executive officers, the Compensation Committee also considers the appropriateness of each executive officer’s compensation relative to the other executive officers to reflect differences in the scope of authority and responsibilities among executive officers. The actual cash and equity-based incentive awards paid to each executive officer are determined in the Compensation Committee’s subjective judgment and discretion, based upon the above factors, and its assessment of such compensation’s fairness and adequacy in achieving the objectives of our executive compensation program. This approach enables the Compensation Committee to be responsive to the dynamics of the labor market, including the need to retain and motivate a particular executive, and provides the Compensation Committee with flexibility to compensate our executive officers in a way that reflects the influence and contributions of each executive individually to overall corporate performance and reinforces our pay-for-performance culture.

The table below sets forth the percentage each component of total direct compensation bears to total direct compensation based on 2020 target incentive compensation, as well as total direct compensation attributable to 2019 and 2020, regardless of the timing of payments or grants.

	2020 Target			2020 Actual			2019 Actual
	Base Salary %	Cash Incentive %	Equity- Based Incentive %	Base Salary %	Cash Incentive %	Equity- Based Incentive %	Base Salary %	Cash Incentive %	Equity- Based Incentive %
Philip J. Sanders	15%	27%	58%	13%	37%	50%	17%	22%	61%
Benjamin R. Clouse	31%	38%	31%	19%	62%	19%	26%	38%	36%
Brent K. Bloss	18%	27%	55%	14%	45%	41%	18%	27%	55%
Daniel P. Hanson	18%	27%	55%	14%	43%	43%	12%	20%	68%
Shawn M. Mihal	31%	38%	31%	20%	60%	20%	27%	35%	38%

Compensation Consultant

The Compensation Committee has the authority to engage independent advisors to assist it in carrying out its responsibilities. For 2020, the Compensation Committee engaged Frederic W. Cook & Co., Inc. (“FW Cook”), the Compensation Committee’s independent compensation consultant, to (1) review and assess competitive compensation information regarding total direct compensation and individual pay components for the Company’s executive officers compared to the Company’s peer group, (2) review and assess competitive compensation information for directors who are not officers or employees of the Company or its subsidiaries (the “Outside Directors”) and (3) review and assess proposed compensation for executive officers in connection with the proposed merger between the Company and Macquarie. FW Cook did not provide any other additional services to the Company or management, meet with any members of management individually, or receive any payments from the Company, other than in its capacity as a consultant to the Compensation Committee in 2020. FW Cook has served as the Compensation Committee’s compensation consultant since 2004. At the Compensation Committee’s request, FW Cook provided the Compensation Committee with information regarding its independence pursuant to SEC and NYSE disclosure requirements regarding the independence of compensation consultants. This information, which addressed each of the six independence factors, affirmed the independence of FW Cook and the partners, consultants and employees who service the Compensation Committee on executive compensation issues.

In connection with the proposed merger between the Company and Macquarie, the Company engaged a compensation consultant (the “Non-executive Compensation Consultant”) to provide recommendations, based on market practice, with respect to employee, including executive officer, compensation arrangements in light of the proposed merger. The Compensation Committee asked FW Cook to review the executive officer compensation information included in the Non-executive Compensation Consultant’s recommendations. Based on its review, FW Cook informed the Compensation Committee that the proposed compensation arrangements for executive officers were reasonable. See “Executive Compensation - Potential Payments Upon Termination or Change in Control” for a description of the terms of the Change of Control Retention and Severance Agreements entered into by the Company with each executive officer in connection with the proposed merger between the Company and Macquarie.

Peer Group Analysis

In making executive compensation decisions, the Compensation Committee evaluates its executive compensation program against a broad group of companies in the investment management and financial services industries representative of companies against which the Company competes for executive talent. The Compensation Committee, with the assistance of FW Cook, determined that no changes were necessary to the Company's compensation peer group in connection with decisions related to 2020 executive compensation. With the assistance of FW Cook, the Compensation Committee compared the Company's executive compensation program in 2020 against this peer group, which consists of:

• AllianceBernstein Holding L.P.	• GAMCO Investors, Inc.
• Artisan Partners Asset Management Inc.	• Legg Mason, Inc.
• BrightSphere Investment Group plc	• Victory Capital Holdings, Inc.
• Cohen & Steers, Inc.	• Virtus Investment Partners, Inc.
• Federated Investors, Inc.	• WisdomTree Investments, Inc.

The Compensation Committee believes that the Company competes for market share, shelf space, mutual fund shareholders and institutional clients, executive talent and employees with each of these 10 publicly traded asset managers. Additionally, this peer group comprises nine of the 40 companies in the SNL Asset Manager Index, a composite of publicly traded asset management companies used by SNL Financial for comparison purposes in preparing the Company’s stock performance graph. Legg Mason, Inc. was not included in the SNL Asset Manager Index for 2020 due to its acquisition by Franklin Resources Inc. in July 2020. However, Legg Mason remained in the peer group used by the Compensation Committee for year-over-year continuity. The peer group does not include the 29 additional companies comprising the SNL Asset Manager Index due to their size, business orientation and/or status as a foreign corporation.

The Compensation Committee reviews compensation information of the peer group compared to that of the Company based on both the 1st through 5th most highly paid officer positions, and information comparing titled officer positions, if available. In evaluating competitive compensation information of the peer group, the Compensation Committee does not target our executives’ compensation to be paid at a specific percentile or limit its overall evaluation of competitive compensation to a particular percentile, but does take into consideration, on a non-formulaic basis, various differences between the Company and the comparison companies, including measures such as market capitalization, number of employees, assets under management, revenues, income and profitability.

The Compensation Committee also reviews competitive compensation information obtained from the McLagan Survey, which provides detailed analyses of compensation for a greater depth of investment management employees than is available for our public peers and is specifically focused on the asset management industry. Confidentiality obligations to McLagan Partners and to its survey participants prevent us from disclosing the firms included in the McLagan Survey. In addition, the McLagan Survey maintains the confidentiality of individual company pay practices from other participants. The Company did not purchase the McLagan Survey in 2020. However, FW Cook carried forward 2019 McLagan Survey results with cash aged 2.5%, which is consistent with current merit increase expectations. The Compensation Committee reviewed the results of the McLagan Survey information to account for differences in the scale and scope of operations of participant companies, to evaluate the overall competitive position of the Company, as well as its position by business unit and by officer title, and to make comparisons on an officer by officer basis, where sufficient market data was available and an appropriate match of position and responsibilities could be made.

The Compensation Committee considers the compensation information derived from the peer group and the McLagan Survey equally relevant and important, with neither source of information being a predominant determining factor in setting executive compensation levels.

Management’s Role in the Compensation Setting Process and Other Considerations

Our Chief Executive Officer regularly attends Compensation Committee meetings and advises the Compensation Committee regarding, among other things, the design and effectiveness of the Company’s performance measures, the general competitiveness of our compensation program, information on the Company’s business strategies and objectives, financial and operational performance, including progress regarding key metrics and strategic initiatives. The Compensation Committee also requests that the Chief Executive Officer evaluate the performance of the executive officers and to make recommendations to the Compensation Committee regarding their base salary levels and the form and amount of their annual cash incentive award and equity-based incentive award. For 2020, Mr. Sanders evaluated the performance of the other executive officers. Mr. Sanders did not make a recommendation with respect to his own base salary or his performance-based incentive awards.

Mr. Sanders’ recommendations are based on his subjective evaluations regarding the individual performance and contributions of each of the other executive officers in furthering the Company’s success, creating stockholder value and executing individual responsibilities, which may include:

•	Internal working and reporting relationships that promote collaboration and teamwork;

•	Leadership, including the ability to develop and motivate employees and personal development; and

•	Individual expertise, skills and knowledge relevant to each executive’s position and responsibilities, the potential to assume increased responsibilities, and long-term value to the Company.

With respect to Mr. Sanders’ position and responsibilities, the Compensation Committee considers his company-wide oversight and management, execution and success of the Company’s business and strategic initiatives, the Company’s financial and operating results, the creation of stockholder value, the size and complexity of the Company’s business, and effective leadership of the Company’s management team.

The Compensation Committee does not assign individual weight or particular emphasis to any of the above factors; the emphasis placed on any specific factor or individual contribution may vary by executive officer.

Our Chief Financial Officer regularly attends Compensation Committee meetings and advises the Compensation Committee as necessary regarding the Company’s financial and operating results, progress on strategic initiatives, accounting rules that are relevant to incentive compensation or other matters that come before the Compensation Committee and provides the Compensation Committee with historical and prospective compensation information relevant to their determinations. Additionally, our Chief Legal Officer, General Counsel and Secretary regularly attends Compensation Committee meetings and provides advice regarding legal and corporate governance matters, details regarding our stock award and incentive compensation plans, and other requested information related to Compensation Committee discussions.

Analysis of 2020 Compensation

The Compensation Committee’s focus is to set competitive pay levels on an annual basis, and to ensure a significant portion of compensation is performance-based. Consistent with the philosophy that a majority of total direct compensation should be “at risk,” the named executive officers received, on average, approximately 16% of their total direct compensation for 2020 in base salary and approximately 84% in incentive compensation.

2020 Operating Environment

The market volatility that began in March 2020, as a result of the reaction to COVID-19 and its impact on the global economy and financial markets, resulted in significant depreciation in the stock markets and major disruption in the fixed income environment.  Despite the impact of the global pandemic and the uncertainty related to the U.S. presidential election, the equity markets rebounded during the second through fourth quarters of 2020 to close the year with solid gains and a return to some stability in fixed income markets.

We transitioned most of our workforce and Advisors to a work from home environment early in March 2020.   The remote work environment has continued through the end of 2020 and into 2021.  Our steady and proactive response has allowed our asset management and wealth management businesses to maintain full continuity of service and the access that our clients need and expect.

Despite the challenging operating environment and continued challenges related to the trend toward passive strategies, fee pressure and regulatory changes, 2020 marked a year of significant progress in transforming our firm into a more diversified and growth-oriented financial services enterprise, with meaningful progress across both of our businesses while successfully navigating during a global pandemic. Following is a summary of progress we made on our strategic initiatives during 2020.

Asset Manager: Ivy Investments®

•	Fortified existing product offerings, including the introduction of two additional strategies in a model-delivery format, bringing the total model-deliver offerings to nine strategies

•	Continued proactive, strategic approach to pricing – 79% of AUM at or better than competitor median fees

•	Investment performance improved across the complex as measured by the percentage of funds ranked in the top half of their respective Morningstar universes, resulting in an increase from the prior year in trailing one-, three- and five-year performance

•	Gross sales and overall redemption rate improved, with unaffiliated sales notably improving

•	Continued to enhance investment culture – commitment to environmental, social and governance matters, including signatory and member of various stewardship and active ownership organizations and launching efforts to bolster an authentic environmental, social and governance credibility and a stewardship culture

•	Continued progress to transition to an institutional sales and servicing model toward advancing institutional credibility

•	Enhanced partnership between Investment Management and Distribution to ensure strategic and operational alignment

•	Deepened the collaborative relationship with distribution, to continue to enhance the sales approach

•	Successfully outsourced our transfer agency transactional processing operations to a third-party service provider

Wealth Manager: Waddell & Reed Financial Advisors®

•	Execution and delivery of Advisory Roadmap (fee-based accounts) to have a fully competitive and comprehensive product offering that covers all client segments – introduced a High Net Worth suite of products and services as well as a new Separately Managed Account Strategies product offering

•	Expanded the WaddellONE centralized digital platform with the launch of ONESource, a consolidated digital repository, which seamlessly connects data across platforms for Advisors, and ONEService, a web-based repository of processes and other information available to all Advisors

•	Advisor recruiting – 51 new Advisors affiliated with W&R during 2020 with combined prior firm AUA totaling over $2.8 billion, reinvigorating advisor recruiting efforts; developed significant pipeline of candidates; stabilized advisor count with underlying growth trends and reversing the multi-year decline

•	Increased Advisor productivity – average trailing 12-month revenue per Advisor of $487,000, with over 11% growth from 2019

•	Continued growth in Advisory AUA on the strength of positive net new Advisory AUA for the 8th consecutive quarter and positive net new AUA for the last quarter of 2020, reversing a multi-year decline, ending the last quarter of 2020 with positive net AUA flows and positive net advisor growth

•	Advisor net promoter score – continued significant improvement in advisor net promoter score throughout 2020

•	Hired industry veteran to develop and lead strategies in support of best-in-class client and advisor experience, processes and procedures

•	Completed our multi-year real estate transition for advisors successfully with minimal advisor attrition impacts

Enterprise Wide

•	Transition of our workforce to a work from home environment, including deployment of incremental technology resources and modified processes to ensure full continuity of operations for clients, advisors and employees

•	Returned $180.2 million of capital to stockholders through dividends and share repurchases

•	Balance sheet remains strong with $760.5 million in unrestricted cash and investments at December 31, 2020

•	Prior to the proposed merger with Macquarie, proactively pursued acquisitions for the asset management and wealth management businesses

○    Hired VP of Acquisition Strategy and Integration

○    Refined process to evaluate opportunities

○    Built a pipeline of opportunities through strategic targeting and relationships with investment bankers

○    Significant effort to advance discussions with several potential targets through management meetings and diligence

•	Continued to advance the enterprise project management organization, which is responsible for driving targeted allocation and efficient utilization of corporate resources to accomplish the Company’s strategic initiatives

•	Hired an executive to lead the technology teams dedicated to leveraging technology as a strategic asset across the organization, including establishment of strategic direction for the technology function across asset management, wealth management and support services

•	Hired an executive to lead the data analytics teams dedicated to leveraging data analytics capabilities across the organization, with completion of an initial distribution support effort through building of an initial data warehouse

•	Initiated brand positioning and strategy review, completing initial work towards new strategies for brand articulation, positioning and standards

•	Drove enhanced employee engagement and focus with improvement in employee net promoter scores through 2020

•	Continued to advance new headquarters construction and transition of real estate strategy

•	Continued focus on growth culture and agile organization

○	Implemented mentor program available to all employees

○	Expanded partnership with Rock The Street Wall Street, a national, non-profit organization offering a financial and investment literacy program designed to spark the interest of female high school students in careers in finance

○	Announced partnerships with non-profit organizations focused on connecting and increasing women in the workplace

•	Continued to enhance diversity and inclusion efforts, including holding Racial Diversity Days of Understanding for employees to continue the tough and important conversations around racial injustice, as well as advanced recruiting strategies to focus on diversity

We continue to work hard to ensure our firm’s ability to compete, succeed and – most importantly – serve stakeholders well across the many different market cycles and business challenges that companies in our business inevitably face.

Base Salary

The Compensation Committee reviewed the base salary of the named executive officers and, based on Mr. Sanders’ recommendations in December 2019, Messrs. Clouse, Bloss and Mihal received a base salary increase for 2020 in recognition of their expanded roles and internal pay equities among the executive officers. Messrs. Sanders and Hanson did not receive base salary adjustments for 2020. Mr. Hanson’s base salary was established in connection with his hiring in June 2019 and was based on market data, his responsibilities and experience and internal pay equity among the executive officers. On average, base salary comprises approximately 16% of our named executive officer’s total direct compensation for 2020.

Performance-Based Incentive Awards

Executive officers are eligible to receive annual performance-based incentive awards pursuant to the Executive Incentive Plan. These incentive awards, granted in cash and equity-based awards, provide an incentive for annual performance, align our executives’ interests with that of our stockholders, and encourage retention and a long-term commitment to the Company, all of which are reinforced by the vesting provisions of our equity-based incentive awards. The size of the incentive pool to fund executive officer incentive compensation is determined upon the achievement of a pre-established performance goal that is set by the Compensation Committee in the first quarter of each year. However, the Compensation Committee has discretion under the Executive Incentive Plan to award incentive compensation in an aggregate amount that exceeds the incentive pool.

The Compensation Committee designates the executive officers of the Company that are eligible to receive annual incentive awards. For 2020, all executive officers participated in the Executive Incentive Plan. In February 2020, the Compensation Committee established target percentages for cash and equity-based incentive awards based on the base salary of each executive officer. The following table sets forth the cash and equity-based incentive compensation targets, expressed as a percentage of base salary and in dollars, for the named executive officers.

	Base Salary	Cash Target %	Cash Target $	Equity-Based Target %	Equity-Based Target $
Philip J. Sanders	$725,000	175%	$1,268,750	375%	$2,718,750
Benjamin R. Clouse	$420,000	125%	$525,000	100%	$420,000
Brent K. Bloss	$525,000	150%	$787,500	300%	$1,575,000
Daniel P. Hanson	$525,000	150%	$787,500	300%	$1,575,000
Shawn M. Mihal	$400,000	125%	$500,000	100%	$400,000

Determination of Incentive Compensation Pool. For 2020, the Compensation Committee elected to continue to utilize a single incentive pool funded with a percentage of adjusted operating income. In February 2020, the Compensation Committee determined that the size of the incentive pool would be based upon 10% of the Compensation Company’s 2020 “adjusted operating income,” defined as net income (1) increased by interest expense; federal, state and local income taxes; executive cash incentive awards; extraordinary or non-recurring losses ($33.8 million merger-related charges); and losses from publicly-disclosed acquisitions in 2020 (of which there were none) and (2) decreased by extraordinary or non-recurring gains (of which there were none) and gains from publicly-disclosed acquisitions (of which there were none), for a total of $15.2 million.

Operating income is used by the Company and stockholders as a measure of the Company’s underlying profitability and fluctuates with the Company’s performance, which in turn creates an incentive pool that moves with the Company’s performance. It is adjusted in order to provide a measure of performance that reflects the influence and contributions of each participating executive on a relatively equal basis and excludes items that, for example, may be disproportionately influenced by the business decisions of one executive more than others, or that are not indicative of our business and economic trends. This results in a measure of our executive officers’ management of the Company’s operating business as a whole. In setting the 10% threshold, the Compensation Committee considered industry practice, recommendations of FW Cook regarding the performance measure, the number of executive officers participating in the Executive Incentive Plan, projected operating results, the need to have the ability to reward extraordinary performance, when and if achieved, and incentive awards granted in prior years.

Use of Discretion. Pursuant to the Executive Incentive Plan, and consistent with industry practice, the Compensation Committee may exercise its discretion to determine incentive compensation. Although the Compensation Committee has implemented a more structured discretionary approach to determine incentive compensation, the Compensation Committee did not assign any formula or metrics to financial and operational goals and used its discretion to determine executive officer incentive compensation after considering the significant progress made on the Company’s strategic initiatives and individual performance. The Compensation Committee believes that this incentive compensation structure is in the best interests of stockholders because it enables the Compensation Committee to pay amounts it determines are necessary to appropriately compensate executives in light of the Company’s industry, which is highly dependent on market performance.

2020 Cash and Equity-Based Incentive Awards. In determining 2020 cash and equity-based incentive awards, the Compensation Committee considered (i) the cash and equity-based incentive targets for the executive officers, (ii) execution of the strategic initiatives, (iii) the Company’s financial and operating performance compared to the goals established at the beginning of 2020 in light of the challenging operating environment due to COVID-19 and (iv) Mr. Sanders’ recommendations based on his assessment of the other named executive officers’ individual performance and contributions. FW Cook informed the Compensation Committee that it is market practice for companies to award incentive compensation for a completed performance year while a merger transaction is pending. Therefore, the Compensation Committee determined and awarded incentive compensation for 2020 performance notwithstanding the pending merger between the Company and Macquarie.

Although the Company experienced a challenging operating environment during 2020, the senior management team made significant progress on the Company’s strategic initiatives. The Compensation Committee used financial and operating goals, including adjusted operating income, net consolidated AUM flows and net AUA flows, to monitor performance throughout the year and at year-end; however, achievement of all financial and operating goals was not required for payment of incentive compensation. This is particularly important because some of the strategic initiatives (e.g., fee reductions for certain mutual funds) drive change that challenges short-term financial and operating metrics in order to better position the Company for long-term success. The Compensation Committee placed significant emphasis on the senior management team’s achievements with respect to executing on strategic initiatives. See “Analysis of 2020 Compensation – 2020 Operating Environment” for a summary of progress we made on our strategic initiatives during 2020.

The table below sets forth the cash and equity-based incentive compensation targets for each named executive officer, along with actual cash and equity-based incentive awards for 2020, which includes the March 2021 RSU grants. The form of equity-based awards changed from shares of restricted stock in the prior year to RSUs due to restrictions in the Merger Agreement on the Company’s ability to issue restricted stock while the merger is pending. The RSUs granted in March 2021 were different than the CSRSUs issued in prior years to non-executive officers because the RSUs can be settled in cash or Shares at the sole discretion of the Company; provided, that in the event of a change of control of the Company, each RSU shall be settled in cash.

	Cash Target	Cash Award	Equity-Based Target	Equity-Based Award
Philip J. Sanders	$1,268,750	$2,030,000	$2,718,750	$2,718,750
Benjamin R. Clouse	$525,000	$1,338,750	$420,000	$420,000
Brent K. Bloss	$787,500	$1,748,250	$1,575,000	$1,575,000
Daniel P. Hanson	$787,500	$1,575,000	$1,575,000	$1,575,000
Shawn M. Mihal	$500,000	$1,225,000	$400,000	$400,000

The Compensation Committee accepted Mr. Sanders’ recommendations with respect to total incentive compensation for the other named executive officers based on 2020 performance and the desire to reward them for their extraordinary performance in executing on the Company’s strategic initiatives during a challenging operating environment. The Compensation Committee placed an emphasis on cash due to the pending merger with Macquarie and the requirement in the Merger Agreement to limit equity-based awards to the target amounts. Therefore, the cash incentive awards exceeded target for each named executive officer and was greater than the cash portion of incentive compensation in the prior year. Consistent with the cash incentive awards for the other named executive officers, Mr. Sanders’ cash incentive award exceeded target in order to reward him for his extraordinary performance in 2020. These cash incentive awards represented between 43-76% of each named executive officers’ total incentive compensation for 2020. Mr. Hanson’s cash award increased by the greatest percentage as compared to the prior year because his 2019 cash incentive award was pro-rated due to his June 2019 hire date.

	2019 Cash Award	2020 Cash Award	Change $	Change %
Philip J. Sanders	$950,000	$2,030,000	$1,080,000	114%
Benjamin R. Clouse	$575,000	$1,338,750	$763,750	133%
Brent K. Bloss	$725,000	$1,748,250	$1,023,250	141%
Daniel P. Hanson	$475,000	$1,575,000	$1,100,000	232%
Shawn M. Mihal	$475,000	$1,225,000	$750,000	158%

The Compensation Committee accepted Mr. Sanders’ recommendations to grant equity-based incentive awards at target for the other named executive officers based on 2020 performance. Consistent with the equity-based incentive awards for the other named executive officers, Mr. Sanders’ equity-based incentive award was granted at target. These equity incentive awards represented between 24-57% of each named executive officer’s total incentive compensation for 2020. The number of RSUs granted to each named executive officer was determined by dividing the dollar value of the award by the closing market price of a Share on the grant date and rounding the RSUs up to the nearest whole unit. Equity-based incentive awards for 2020 were granted on March 10, 2021 and vest in 25% increments annually, beginning on the first anniversary of the grant date. However, these awards, like the Company’s other outstanding equity-based awards, will accelerate upon a change in control of the Company.

	2019 Equity Award	2020 Equity Award	Change $	Change %
Philip J. Sanders	$2,650,000	$2,718,750	$68,750	3%
Benjamin R. Clouse	$550,000	$420,000	$(130,000)	(24)%
Brent K. Bloss	$1,450,000	$1,575,000	$125,000	9%
Daniel P. Hanson	$1,575,000	$1,575,000	-	-
Shawn M. Mihal	$525,000	$400,000	$(125,000)	(24)%

Mr. Sanders continued to guide the execution of the Company’s strategic initiatives. Like the other named executive officers, his total incentive compensation increased, and most of the increase was reflected in additional cash incentive compensation due to the desire to limit equity-based compensation to the target amount due to the pending merger between the Company and Macquarie. The level of incentive compensation for each other named executive officer was based primarily on their individual performance and contribution to the financial and operational performance of the Company and progress on strategic initiatives, as described below, along with internal pay equity among the named executive officers.

The 2020 annual incentive compensation awards reflect the Compensation Committee’s determination to (1) award incentive compensation based on execution of strategic initiatives in light of the Company’s 2020 financial and operational performance in a challenging operating environment due to COVID-19, balanced with the need to provide total direct compensation that remains competitive in the marketplace and (2) reflect, as appropriate, differences in each named executive officer’s scope of authority and responsibilities, the assumption of additional responsibilities, and an appropriate balance of total direct compensation between cash and equity with an emphasis on cash due to the pending merger with Macquarie and the requirement in the Merger Agreement to limit equity-based awards to the target amounts. The 2020 incentive awards were based solely on performance in 2020, as each named executive officer is party to a Change of Control Retention and Severance Agreement, which provides compensation opportunities, along with accelerated vesting of outstanding equity-based awards, in conjunction with the proposed merger between the Company and Macquarie.

Mr. Sanders discussed with the Compensation Committee the following individual performance considerations that impacted his incentive award recommendations for 2020:

•	Mr. Clouse: Mr. Clouse directs the finance organization and oversees accounting, data analytics, financial planning and analysis, investor relations, mutual fund accounting, procurement, strategic acquisitions, tax and treasury. Mr. Clouse was instrumental in execution of our corporate strategic objectives, including identifying and pursuing strategic acquisition opportunities prior to the proposed merger with Macquarie. Mr. Clouse was influential in continuing to advance the enterprise project management organization, which is responsible for driving targeted allocation and efficient utilization of corporate resources to accomplish the Company’s strategic initiatives. Mr. Clouse also began the building of a data analytics function by onboarding a new leader and formulating the strategic plan for leveraging data analytics across the organization with an initial focus on distribution enablement strategies. Mr. Clouse was also instrumental in maintaining the strength of our balance sheet during the global pandemic to allow us to further invest in the Company and our people, while pursuing strategic acquisition opportunities prior to the proposed merger with Macquarie. In addition, he administered the Company’s capital management initiatives during the year, including the return of $180.2 million to stockholders through a combination of stock repurchases and regular dividends, and the termination of the Pension Plan and resulting transfer of the remaining liability to the selected annuity provider to further de-risk the balance sheet.

•	Mr. Bloss: Mr. Bloss has oversight responsibilities for all operations of the Company and directly leads multiple functions, including the wealth management business, transfer agency, technology, legal/compliance, investment risk management, investment operations and trading, corporate administration and strategic acquisitions. Mr. Bloss was instrumental in execution of our corporate strategic objectives, including identifying and pursuing strategic acquisition opportunities prior to the proposed merger with Macquarie and the outsourcing of our transfer agency transactional processing operations. He has been influential in the continued development of the Company’s information technology group, including the hiring of our Chief Technology Officer and setting strategic direction for the technology function across asset management, wealth management and support services. As a director of the Company’s wealth management subsidiary, he played a key role in the continued evolution of the wealth management business and the advances in technology, processes, recruiting and the business model. Mr. Bloss was instrumental in the transition of our workforce to a work from home environment during the global pandemic, including deployment of incremental technology resources and modified processes to ensure full continuity of operations for clients, advisors and employees. Mr. Bloss oversaw the continued advancement of our transition to a new corporate headquarters and the related changes in our real estate strategies. He has also continued to advance our position as a values-based and purpose driven organization.

•	Mr. Hanson: Mr. Hanson is responsible for leading the company’s investment management division. Mr. Hanson has day-to-day management and oversight responsibility over our investment management division, including the development of strong investment professionals and the direction of investment processes and organizational capabilities to support our long-term investment strategies. Under his direction and guidance as Chief Investment Officer, our team of portfolio managers, analysts and traders employs a collaborative, research-based investment process that provides a strong foundation for our success. Mr. Hanson was instrumental in execution of our corporate strategic objectives, in particular those related to the asset management business including deepening the collaborative relationship with distribution, advancing institutional credibility and launching efforts to bolster authentic environmental, social and governance credibility and a stewardship culture.

•	Mr. Mihal: Mr. Mihal leads the Company’s wealth management business and oversees wealth management markets, sales, advisor recruiting, operations, product and planning, administration and supervision. Mr. Mihal was instrumental in execution of our corporate strategic objectives, in particular those related to the wealth management business. Key among these was the completion of our real estate transition for advisors, reinvigoration of advisor recruiting efforts with reversal of a multi-year decline, and significant progress in reversing a multi-year AUA decline ending the last quarter of 2020 with positive net AUA flows and positive net advisor growth. In addition, Mr. Mihal was influential in the continued evolution of advisor and client facing technology enhancements with significant progress toward our technology strategy achieved in 2020.

Retirement Benefits

Effective September 30, 2017, the Compensation Committee froze future benefit accruals under the Pension Plan. Participants stopped earning additional benefits based on service or compensation after September 30, 2017. The Compensation Committee approved the termination of the Pension Plan, effective June 1, 2019, and participants were eligible to receive a lump sum distribution of their vested pension benefit in July 2020 or to have their vested benefit transferred to the selected annuity provider for future distribution pursuant to the terms of the Pension Plan. See “Executive Compensation – Pension Benefits” for additional information regarding the Pension Plan.

The Company maintains a 401(k) Plan and matches employee contributions up to 4% of eligible compensation and has the discretion to make additional contributions to eligible participants, subject to applicable non-discrimination requirements. For the 2020 plan year, the Company made a discretionary contribution to the 401(k) account of eligible participants in an amount equal to 2% of eligible 2020 compensation.

Personal Benefits and Other Perquisites

The Company’s employees are eligible to participate in the Company’s active employee flexible benefits plans, which include medical, vision, life insurance and long-term disability coverage and are generally available to all Company employees. Additionally, all of the Company’s employees are entitled to vacation, sick leave and paid holidays, and may be eligible for severance payments under the Severance Plan described below. The Compensation Committee believes that the Company’s commitment to provide the employee benefits summarized above recognizes that the health and well-being of the Company’s employees contribute directly to a productive and successful work life that enhances results for the Company and its stockholders.

The Company provides all full-time employees with (1) life insurance and accidental death and disability coverage, in each case equal to two times the sum of the employee’s current base salary plus the prior year’s W-2 incentive pay (bonus/commissions), up to a maximum of $1 million in coverage, and (2) long-term disability coverage equal to 60% of the employee’s current base salary plus the prior year’s W-2 incentive pay (bonus/commissions), up to a maximum annual benefit of $90,000 ($240,000 for designated senior executives based on position).

Pursuant to the Company’s Aircraft Policy, the executive officers and other management employees were provided use of the Company aircraft for business purposes. During 2020, the named executive officers did not use Company aircraft for personal use.

Perquisites represent a relatively insignificant portion of the named executive officers’ total compensation and did not materially influence the Compensation Committee’s decision in determining such officers’ total compensation.

Incentive Compensation Program in General

The incentive program for non-executive officers is structured similarly to the incentive program for executive officers. See “How We Determine Compensation” for additional information regarding the Company’s structured discretionary incentive compensation program.

The Company maintains an incentive compensation program for key employees in order to attract and retain employees who contribute to the Company’s success, to provide incentives that enhance job performance, and to enable those persons to participate in the long-term success of the Company. Beginning in 2017, equity compensation awards granted to non-executive officers have been comprised of a mix of restricted stock and CSRSUs, which are economically equivalent to restricted stock from the recipient’s perspective. On the vesting date, the recipient of a CSRSU receives cash equal to the closing price of a Share on the vesting date for each CSRSU, subject to applicable taxes withholding. Recipients of CSRSUs are not entitled to voting rights or to receive dividends. However, recipients of CSRSUs receive dividend equivalent rights, which are economically equivalent to, and paid concurrently with, dividend payments on the Shares. Restricted stock and CSRSU awards vest in 25% increments beginning on the first anniversary of the grant date. Similar to equity-based awards for named executive officers, non-executive officers received RSUs instead of restricted stock based on 2020 performance.

In connection with the implementation of the new structured discretionary incentive compensation program in 2019, equity awards are granted in March of the year following the performance period. In 2020, the Company began making pro-rata equity grants during the second, third and fourth quarters to new hires so that newly hired employees do not have to wait until the next annual grant in the March following their hire date to begin participating in the plan.

The Compensation Committee has approved, and will continue to approve, all grants of equity compensation. Although Company management, including the Chief Executive Officer, makes recommendations to the Compensation Committee from time to time on the form and amount of equity-based incentive awards to be granted to Company employees, such awards are approved by the Compensation Committee.

The Company does not have a formal policy on timing equity-based incentive awards in connection with the release of material non-public information to affect the value of compensation. In the event that material non-public information becomes known to the Compensation Committee prior to granting equity-based incentive awards, the Compensation Committee will take the existence of such information under advisement and make an assessment in its business judgment whether to delay the grant of the award in order to avoid any impropriety.

Tax Considerations

Section 162(m) of the Internal Revenue Code (“IRC Section 162(m)”) places a limit of $1 million on the amount of compensation the Company may deduct for federal income tax purposes in any one year with respect to certain covered officers that were employed by the Company on the last day of the fiscal year.

In connection with 2020 executive compensation decisions, the Compensation Committee considered the anticipated tax treatment to the Company and to the executive officers of various payments and benefits, including deductibility under IRC Section 162(m). The deductibility of certain compensation payments depends upon the timing of an executive’s vesting of previously granted awards, as well as interpretations and changes in the tax laws and other factors beyond the Compensation Committee’s control. For these and other reasons, including to maintain flexibility in compensating the executive officers in a manner designed to promote varying corporate goals, the Compensation Committee has not historically limited executive compensation to that which is deductible under IRC Section 162(m) and has not adopted a policy requiring all compensation to be deductible. In light of the repeal of the “performance-based” compensation exception to IRC Section 162(m) in December 2017, the Compensation Committee expects to approve compensation that is not deductible for income tax purposes.

Clawback Policy

The Board adopted a Clawback Policy in November 2016. The Clawback Policy provides that in the event a material restatement of the Company’s financial results is necessary within three years of the original reporting, the Board will review the facts and circumstances that led to the requirement for the restatement and will consider whether any executive officer received incentive compensation based on the original financial statements that in fact was not warranted based on the restated financial statements. The Board will also consider the accountability of any executive officer whose acts or omissions were responsible in whole or in part for the events that led to the restatement.

The actions the Board may elect to take against a particular executive officer, depending on all facts and circumstances as determined during its review, include: (1) the recoupment of all or part of any incentive compensation paid to the executive officer, including recoupment in whole or in part of vested and/or unvested equity awards; (2) the reduction of future incentive compensation to be paid to the executive officer; (3) disciplinary actions, up to and including termination; and/or (4) the pursuit of other available remedies, at the Board’s discretion.

The Clawback Policy applies to “executive officers” of the Company as defined under the Exchange Act and such other senior executives as may be determined by the Board.

Prohibition on Hedging and Pledging of Company Securities

Our Insider Trading Policy prohibits all directors and “officers” of the Company for purposes of Section 16 of the Exchange Act, including the named executive officers, from transacting in put and call options on any Company securities. The policy also prohibits these individuals from engaging in any hedging or monetization transactions or similar arrangements with respect to any Company securities. Additionally, the policy prohibits these individuals from holding Company securities in a margin account or pledging Company securities as collateral for any indebtedness.

Stock Ownership Guidelines

To reinforce the importance of aligning the financial interests of the Company’s directors and executive officers with stockholders, the Board has approved minimum stock ownership guidelines for the directors and executive officers. Directors are required to maintain stock ownership equal in value to five times such director’s annual cash retainer. The Chief Executive Officer is required to maintain stock ownership equal in value to five times his base salary and the other executive officers are required to maintain stock ownership equal in value to three times their base salary. The value of minimum stock ownership that must be maintained is based upon the respective director’s annual cash retainer or the executive officer’s annual base salary for the most recently completed year. Directors and executive officers are expected to be in compliance with the applicable ownership level within five years of becoming subject to the ownership guidelines. Stock ownership includes Shares over which a director or executive officer has direct or indirect ownership or control, including restricted stock. As of April 15, 2021, all of our directors, except for those directors appointed to the Board in 2019 and 2020, and all of our executive officers have satisfied their respective stock ownership requirement.

EXECUTIVE COMPENSATION

Summary Compensation

The following table summarizes total compensation awarded, paid or earned by our named executive officers who served in such capacities during 2018, 2019 and 2020.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Equity-Based Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Philip J. Sanders	2020	725,000		2,650,009	2,030,000	(1,119,206)	17,000	4,302,803
Chief Executive	2019	725,000	-	-	950,000	221,238	30,572	1,926,810
Officer	2018	725,000	-	2,975,010	750,000	-	18,478	4,468,488

Benjamin R. Clouse	2020	420,000	-	550,001	1,338,750	(55,427)	17,000	2,270,324
SVP and Chief	2019	400,000		-	575,000	17,169	16,800	1,008,969
Financial Officer	2018	350,000	-	700,003	375,000	-	12,060	1,437,063

Brent. K. Bloss	2020	525,000		1,450,008	1,748,250	(672,099)	17,000	3,068,159
President	2019	475,000	-	-	725,000	184,031	31,960	1,415,991
	2018	475,000	-	1,500,007	600,000	-	18,934	2,593,941

Daniel P. Hanson	2020	525,000		1,575,006	1,575,000	-	17,000	3,692,006
SVP and Chief	2019	282,692	-	2,500,002	475,000	-	34,389	3,292,083
Investment Officer (5)

Shawn M. Mihal	2020	400,000		525,002	1,225,000	(83,059)	17,922	2,084,865
SVP – Wealth	2019	375,000	-	-	475,000	26,707	38,359	915,066
Management	2018	350,000	375,000	900,023	250,011	-	35,344	1,910,378

(1)	Represents the grant date fair value computed in accordance with ASC 718, disregarding any forfeiture assumptions. All awards are valued based on the closing market price of a Share on the date of grant, or the last business day immediately preceding the grant date if the grant date is not a business day. Equity-based awards are subject to accelerated vesting upon a change of control, death or disability.

Prior to 2019, equity-based awards were granted on December 31 of each year and reported in the Summary Compensation Table in the year they were earned and granted. Equity-based awards based on 2020 performance were granted on March 10, 2021 and, therefore, such awards are not reported in the Summary Compensation Table. Equity-based awards based on 2019 performance were granted on March 10, 2020 and, therefore, are reported as 2020 compensation in the Summary Compensation Table. The table below sets forth 2020 compensation for each named executive officer, including equity-based awards granted on March 10, 2021 based on 2020 performance, which are not included in the Summary Compensation Table.

	Salary	Equity-Based Awards	Non-Equity Incentive	Change in Pension	All Other Compensation	Total
Philip J. Sanders	$725,000	$2,718,764	$2,030,000	$(1,119,206)	$17,000	$4,354,558
Benjamin R. Clouse	$420,000	$420,021	$1,338,750	$(55,247)	$17,000	$2,123,344
Brent K. Bloss	$525,000	$1,575,016	$1,748,250	$(672,099)	$17,000	$3,176,167
Daniel P. Hanson	$525,000	$1,575,016	$1,575,000	n/a	$17,000	$3,675,016
Shawn M. Mihal	$400,000	$400,019	$1,225,000	$(83,059)	$17,922	$1,941,960

(2)	For 2020, represents the cash incentive awards made under the Executive Incentive Plan based on 2020 performance, which is discussed in further detail under “Analysis of 2020 Compensation” set forth above in the “Compensation Discussion & Analysis.”

(3)	For 2020, the present value of benefits under the Pension Plan decreased for the named executive officers that were participants in the Pension Plan by the present value of benefits reported in the Pension Benefits Table in the proxy statement for the 2020 Annual Meeting of Stockholders. In connection with the termination of the Pension Plan, payments were made in July 2020 to participants that elected to receive a lump sum distribution. See the Pension Benefits Table for the lump sum distribution amounts made to the named executive officers that were participants in the Pension Plan.

(4)	For 2020, represents the following:

(a)	Company matching contributions to the 401(k) Plan of $11,400 and a $5,600 discretionary 401(k) Plan contribution for each of the named executive officers. The Company made a discretionary contribution in the first quarter of 2021 to the account of eligible 401(k) participants in an amount equal to 2% of eligible 2020 compensation.

(b)	Incremental cost to the Company of convention allowance and gross-up related to an advisor conference for Mr. Mihal. The direct costs of the convention allowance were imputed to Mr. Mihal and included as taxable income on his Form W-2.

(5)	Mr. Hanson was not a named executive officer in 2018; therefore, compensation information is not presented for that year.

Grants of Plan-Based Awards

The following table reflects information regarding non-equity and equity-based incentive plan awards during 2020. Cash and equity-based incentive awards are granted to participants pursuant to the Executive Incentive Plan. Cash incentive awards based on 2020 performance were paid in December 2020 and equity-based incentive awards based on 2019 performance were granted on March 10, 2020. Equity-based incentive awards based on 2020 performance were granted on March 10, 2021 and are not included in the table below or the Summary Compensation Table. See footnote 1 to the Summary Compensation Table for information regarding the 2020 equity-based incentive awards granted in March 2021.

For more detailed information regarding awards earned by the named executive officers, please refer to “Analysis of 2020 Compensation” set forth in the “Compensation Discussion & Analysis”.

GRANTS OF PLAN-BASED AWARDS TABLE

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of	Grant Date Fair Value of
Name	Grant Date	Date of Committee Action	Thres- hold ($)	Target ($)(1)	Maximum ($)	Stock or Units (#) (2)	Stock and Unit Awards ($) (3)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Philip J.	-	-	-	1,268,750	-	-	-
Sanders	03/10/2020	01/27/2020				206,387	2,650,009

Benjamin R.	-	-	-	525,000	-	-	-
Clouse	03/10/2020	01/27/2020				42,835	550,001

Brent K.	-	-	-	787,500	-	-	-
Bloss	03/10/2020	01/27/2020				112,929	1,450,008

Daniel P	-	-	-	787,500	-	-	-
Hanson	03/10/2020	01/27/2020				122,664	1,575,006

Shawn M.	-	-	-	500,000	-	-	-
Mihal	03/10/2020	01/27/2020				40,888	525,002

(1)	Represents the 2020 cash incentive target for each named executive officer established by the Compensation Committee in February 2020. There was no threshold or maximum amount established by the Compensation Committee for cash incentive awards under the Executive Incentive Plan. Actual awards are reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

(2)	Represents the number of shares of restricted stock granted in 2020 pursuant to the Company’s Stock Incentive Plan.

(3)	Represents the grant date fair value computed in accordance with ASC 718, disregarding any forfeiture assumptions and based on the number of shares of restricted stock granted and the closing market price of the Shares on the March 10, 2020 grant date, which was $12.84. The number of shares of restricted stock granted was determined by dividing the dollar amount of the award by such closing market price of a Share and rounding up to the nearest whole share. The awards vest in 25% increments annually beginning on the first anniversary of the grant date and are subject to accelerated vesting upon a change of control, death or disability. Dividends are paid on awards of restricted stock at the same rate as is paid to all stockholders generally. Pursuant to ASC 718, the right to receive dividends is included in the calculation of the grant date fair value of the restricted stock awards. The restricted stock awards are reported in the “Equity-Based Awards” column of the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End

The following table reflects outstanding shares of restricted stock and CSRSUs held by the named executive officers as of December 31, 2020, the value of which was determined based on the number of shares of restricted stock or CSRSUs granted and the $25.47 closing market price of a Share on December 31, 2020.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Stock Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
(a)		(b)		(c)
Philip J. Sanders	12/31/17	34,971	(1)	890,711
	12/31/18	82,273	(2)	2,095,493
	03/10/20	206,387	(3)	5,256,677

Benjamin R. Clouse	12/31/17	5,595	(1)	142,505
	12/31/18	19,358	(2)	493,048
	03/10/20	42,835	(3)	1,091,007

Brent K. Bloss	12/31/17	18,464	(1)	470,278
	12/31/18	41,482	(2)	1,056,547
	03/10/20	112,929	(3)	2,876,302

Daniel P. Hanson	06/10/19	112,007	(4)	2,852,818
	03/10/20	122,664	(3)	3,124,252

Shawn M. Mihal	01/10/17	1,622	(5)	41,312
	01/10/17	1,622	(5)	41,312
	01/10/18	5,638	(6)	143,600
	01/10/18	5,638	(6)	143,600
	12/31/18	17,976	(2)	457,849
	03/10/20	40,888	(3)	1,041,417

(1)	These shares will vest on December 31, 2021.

(2)	These shares will vest in 50% increments on December 31, 2021 and 2022.

(3)	These shares will vest in 25% increments on March 10, 2021, 2022, 2023 and 2024.

(4)	These shares will vest in 33 1/3% increments on June 10, 2021, 2022 and 2023.

(5)	These shares will vest on January 10, 2021.

(6)	These awards will vest in 50% increments on January 10, 2021 and 2022.

Option Exercises and Stock Vested

The following table reflects shares of restricted stock and CSRSUs held by the named executive officers that vested during 2020.

OPTION EXERCISES AND STOCK VESTED TABLE

	Stock Awards
Name	Number of Shares Acquired on Vesting(#)(1)	Value Realized on Vesting ($)(2)
(a)	(b)	(c)
Philip J. Sanders	111,983	2,852,207
Benjamin R. Clouse	19,118	486,935
Brent K. Bloss	58,106	1,479,960
Daniel P. Hanson	37,336	582,068
Shawn M. Mihal	20,491	405,638

(1)	The number of shares acquired on vesting for Mr. Mihal includes 4,442 CSRSUs, the value of which is based on the closing price of a Share on the vesting date, or the last business day immediately preceding the vesting date if the vesting date is not a business day. The number of Shares received by each named executive officer upon vesting of these awards, net of shares withheld by the Company to cover associated tax liabilities, was as follows: Messrs. Sanders (61,200), Clouse (10,641), Bloss (32,337), Hanson (24,816) and Mihal (9,757).

(2)	The value realized on vesting is based on the closing market price of a Share on the vesting date, or the last business day immediately preceding the vesting date if the vesting date is not a business day.

Pension Benefits

The Pension Plan was a tax-qualified, non-contributory pension plan that covered all eligible employees of the Company who were 21 years of age or older and had one or more years of credited service. Benefits payable were generally based on a participant’s years of credited service and their highest average earnings in any five consecutive years during the last ten years of service prior to retirement, or their “5-year average earnings.” The retirement benefit amount payable upon normal retirement was calculated as (1) 2% of a participant’s 5-year average earnings for each year of credited service (up to a maximum of 30 years), plus (2) 1% of a participant’s 5-year average earnings for each additional year of credited service in excess of 30 years (up to a maximum of ten years); this amount is then reduced by a social security offset.

Due to the Pension Plan freeze, effective September 30, 2017, participants no longer accrued future benefits based on years of service and compensation after the freeze date. The Pension Plan was terminated, effective June 1, 2019, and all participants in the Pension Plan were fully vested in their accrued benefit. In connection with the termination of the Pension Plan, in July 2020, payments were made to participants, beneficiaries and alternate payees that elected to receive a lump sum distribution and to the selected annuity provider that assumed the remaining liabilities of the Pension Plan.

The actuarial present value of accumulated benefits payable to each of the named executive officers under the Pension Plan is zero, as each named executive officer elected to receive a lump sum distribution of their accumulated benefit in July 2020. The lump sum distribution amounts were determined assuming a payment date of July 1, 2020, using the Internal Revenue Code Section 417(e) prescribed 2020 mortality rates and the three segment rates of 2.04%/3.09%/3.68%.

PENSION BENEFITS TABLE

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)(1)
(a)	(b)	(c)	(d)	(e)
Philip J. Sanders	Pension Plan	19	-	1,095,595
Benjamin R. Clouse	Pension Plan	1.98	-	48,507
Brent K. Bloss	Pension Plan	15.75	-	615,277
Daniel P. Hanson (2)	Pension Plan	-	-	-
Shawn M. Mihal	Pension Plan	2.52	-	71,354

(1)	Amounts represent lump sum distributions made in July 2020 in connection with termination of the Pension Plan.

(2)	Mr. Hanson is not a participant in the Pension Plan.

Nonqualified Deferred Compensation Plans

The Company does not provide any deferred compensation arrangements for its named executive officers.

Potential Payments Upon Termination or Change in Control

Severance Plan

The named executive officers are eligible to receive certain severance benefits under the Company’s Severance Pay Plan (the “Severance Plan”) if they are involuntarily terminated due to a corporate realignment, downsizing or other event that the Company, in its sole discretion, determines is a qualifying event for purposes of the Severance Plan. Participants in the Severance Plan who receive severance are entitled to periodic payment of their base pay and health care severance pay for no fewer than 12 weeks and no more than 52 weeks (subject to the six month delay on certain termination payments imposed by the Internal Revenue Code) with the number of weeks of severance determined by multiplying the participant’s years of service by two weeks. The amount of the health care severance pay will be determined by the Company in its discretion. In addition, the Company may provide, in its discretion, career transition services.

Change of Control Retention and Severance Agreements

In connection with the proposed merger between the Company and Macquarie, each of the Company’s executive officers, including the named executive officers, entered into a Change of Control Retention and Severance Agreement effective December 2, 2020 (the “Change of Control Agreements”). The Change of Control Agreements provide for the following retention and severance payments to the executives:

•	A cash retention bonus (the “Retention Bonus”), calculated as described below, that is payable to the executive in a single lump sum immediately prior to the Effective Time if (i) the executive remains continuously employed until the Closing Date or (ii) the executive’s employment terminates before the Closing Date due to his or her death or disability.

•	A cash payment equal to the executive’s target annual cash incentive opportunity for the 2021 calendar year, prorated through the date of a qualifying termination (as defined below) (the “Prorated 2021 Target STI Payment”). An executive’s Prorated 2021 Target STI Payment is payable to the executive in a single lump sum on or before March 15, 2022, provided the executive remains continuously employed until the Closing Date or his or her employment terminates before the Closing Date due to his or her death or disability.

•	A cash severance payment (the “Severance Payment”) payable to the executive in a single lump sum if the executive incurs a qualifying termination (as defined below) of employment within 24 months following the Effective Time. An executive’s Severance Payment is equal to his or her highest annual base salary during the period that begins on December 2, 2020, and ends on the date of his or her qualifying termination. For this purpose, a “qualifying termination” means the executive’s employment is terminated (i) by the Company (or its successor) other than for “cause,” (ii) by the executive for “good reason,” or (iii) due to the executive’s death or disability. The Change of Control Agreement conditions receipt of the Severance Payment on the executive entering into a release of claims in favor of the Company.

The amount of an executive’s Retention Bonus is the amount equal to the sum of his or her “fixed retention bonus,” “at-risk retention bonus,” and “at-risk additional bonus,” each as calculated as follows: an executive’s “fixed retention bonus” is the amount equal to the sum of his or her (a) annual base salary in effect on December 2, 2020, (b) target annual cash incentive opportunity for the 2020 calendar year (“2020 Target Cash Bonus Opportunity”), (c) target annual long-term incentive opportunity for the 2021 calendar year, prorated through the Closing Date (the “Prorated 2021 Target LTI Payment”), and (d) $50,000.

An executive’s “at-risk retention bonus” is a performance-based bonus in the target amount (which is also the maximum amount) equal to the sum of the executive’s annual base salary in effect on December 2, 2020, and his or her 2020 Target Cash Bonus Opportunity. Seventy-five percent (75%) of the executive’s at-risk retention bonus will be determined based on the amount by which the Client Consent Percentage and the Company Advisor Percentage, each as determined pursuant to the Merger Agreement, exceed 65% and 40%, respectively. The remaining twenty-five percent (25%) of the executive’s target at-risk retention bonus will be determined based on the executive’s individual performance during the period that begins on December 2, 2020, and ends three days before the Closing Date (or, if earlier, the executive’s termination due to his or her death or disability), as determined by the Company’s Chief Executive Officer and Macquarie in their good faith discretion.

An executive’s “at-risk additional bonus” is a performance-based bonus in a target amount (which is also the maximum amount) equal to a specified amount of the aggregate $5 million bonus pool amount, which individual target amounts were approved by the Board in connection with its approval of the Change of Control Agreement. Seventy-five percent (75%) of each executive’s at-risk additional bonus will be determined based on the amount by which the Client Consent Percentage and the Company Advisor Percentage, each as determined pursuant to the Merger Agreement, exceed 65% and 40%, respectively. The remaining twenty-five percent (25%) of the executive’s at-risk additional bonus will be determined based on the executive’s individual performance during the period that begins on December 2, 2020, and ends three days before the Closing Date (or, if earlier, the executive’s termination due to his or her death or disability), as determined by the Company’s Chief Executive Officer and Macquarie in their good faith discretion.

The Change of Control Agreement also includes a provision providing that if any payments to be made to the executive, whether under the agreement or otherwise, would subject the executive to the excise tax on so-called “golden parachute payments” in accordance with Sections 280G or 4999 of the Internal Revenue Code, then the payments will be reduced to the extent necessary to avoid the excise tax. Similarly, if any of the payments payable to the executive after the Effective Time, whether under the agreement or otherwise, which are subject to Part 2D.2 of the Australian Corporations Act of 211 (Cth) (the “Corporations Act”) exceed the amount that is permitted to be paid to the executive under the Corporations Act, then such payment will be reduced to the greatest amount that is permitted to be paid to the executive.

The Change of Control Agreement will be null and void if the Merger Agreement terminates for any reason without consummation of the merger.

Accelerated Vesting of Equity Awards

The equity incentive awards granted to the named executive officers under the Company Stock Plans provide for accelerated vesting upon a “change in control” (as defined in the Company Stock Plans) unless otherwise determined by the Compensation Committee prior to such “change in control,” whether or not the named executive officer’s employment terminates. Equity incentive awards also vest upon the death or “disability” (permanent disability as determined under the Company’s long-term disability plan) of a named executive officer.

Effect of the Merger Agreement

The Merger Agreement provides that the Company’s equity awards that are outstanding immediately prior to the Effective Time will be subject to the following treatment:

Each outstanding RSU and CSRSU will be terminated and cancelled as of immediately prior to the Effective Time in exchange for the right to receive a cash payment equal to (i) (A) the merger consideration, multiplied by (B) the number of Shares subject to such RSU or CSRSU immediately prior to the Effective Time, plus (ii) the amount of any accrued but unpaid dividend equivalent rights under such RSU or CSRSU, net of any taxes withheld pursuant to the Merger Agreement.

Each outstanding share of restricted stock will vest in full and any forfeiture restrictions applicable to such restricted stock will immediately lapse. By virtue of the merger, and without any action on the part of the holder thereof, each share of restricted stock will be treated as a Share for all purposes of the Merger Agreement, including the right to receive the merger consideration in accordance with the terms thereof, less applicable taxes required to be withheld with respect to such vesting.

The table below quantifies (1)  amounts payable and the value of benefits available pursuant to the Severance Plan if a named executive officer is involuntarily terminated due to a corporate realignment, downsizing or other event that the Company, in its sole discretion, determines is a qualifying event for purposes of the Severance Plan [column (a)], (2) the value of restricted stock vesting upon a “change in control,” death or “disability” for purposes of the Company’s Stock Incentive Plan [column (b)] and (3) the amounts payable pursuant to the Change of Control Agreements, all of which assume that the applicable triggering event occurred on December 31, 2020 and where applicable, is based on a stock price of $25.47, which was the closing market price of the Company’s Class A common stock on December 31, 2020.

The amounts indicated below are estimates based on multiple assumptions that may or may not actually occur or be accurate as of the date referenced, therefore, the actual amounts, if any, that may be paid or become payable may materially differ from the amounts set forth below.

For an estimate of payments and benefits to be made to the named executive officers pursuant to the Change of Control Agreement, see “The Merger – Interests of Directors and Executive Officers in the Merger” in the Company’s proxy statement filed with the SEC on February 17, 2021, which used the following assumptions:

•	the relevant price per Share is $25.00, which is the price per Share to be paid in connection with the merger;

•	the assumed Effective Date of the merger is February 15, 2021, which was the latest practicable date prior to filing the Company’s proxy statement with the SEC on February 17, 2021 in connection with the Special Meeting of Stockholders that was held on March 23, 2021 in connection with the merger; and

•	the employment of each named executive officer of the Company will have been involuntarily terminated without cause by the Company immediately following the assumed Effective Date of the merger on February 15, 2021.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

Name	Payments and Benefits under Severance Plan ($)(1)(2)	Change in Control Events, Death, or Disability Pursuant to Company Stock Plans ($)(3)	Payments under Change of Control Agreements ($)(4)
	(a)	(b)	(c)
Philip J. Sanders
Retention Payment			5,080,300
Severance Payment	613,462		725,000
Medical and Dental Benefits	9,697
Career Transition Services	108,750
Equity Award Vesting		8,242,881
Total	731,908		5,805,300
Benjamin R. Clouse
Retention Payment			2,228,599
Severance Payment	96,923		420,000
Medical and Dental Benefits	3,708
Career Transition Services	63,000
Equity Award Vesting		1,726,560
Total	163,631		2,648,599
Brent K. Bloss
Retention Payment			3,441,400
Severance Payment	363,462		525,000
Medical and Dental Benefits	11,124
Career Transition Services	78,750
Equity Award Vesting		4,403,127
Total	453,336		3,966,400
Daniel P. Hanson
Retention Payment			3,313,000
Severance Payment	121,154		525,000
Medical and Dental Benefits	3,708
Career Transition Services	78,750
Equity Award Vesting		5,977,070
Total	203,612		3,838,000
Shawn M. Mihal
Retention Payment			2,048,661
Severance Payment	92,308		400,000
Medical and Dental Benefits	3,708
Career Transition Services	60,000
Equity Award Vesting		1,869,090
Total	156,016		2,448,661

(1)	Severance Plan benefits for Messrs. Sanders, Clouse, Bloss, Hanson and Mihal are equal to 44, 12, 36, 12 and 12 weeks of base pay, respectively, in accordance with the normal payroll practices of the Company. The named executive officers are not entitled to benefits under the Severance Plan in connection with a change of control due to the proposed merger between the Company and Macquarie.

(2)	Reflects career transition services equal to 15% of each named executive officer’s base salary. Pursuant to the Severance Plan, career transition services may be offered in the sole discretion of the Company. Consequently, these amounts may not be payable even if the named executive officer is otherwise eligible for benefits under the Severance Plan.

(3)	Includes unvested restricted stock and unvested CSRSUs, in the aggregate, held as of December 31, 2020 by each named executive officer as follows: Messrs. Sanders (323,631), Clouse (67,788), Bloss (172,875), Hanson (234,671) and Mihal (73,384).

(4)	The amounts in this column represent, for each of the named executive officers, (i) a Retention Bonus and (ii) a Severance Payment equal to the executive’s 2020 annual base salary. The Retention Bonus represents the sum of the executive’s “fixed retention bonus,” “at-risk retention bonus,” and “at-risk additional bonus,” each as described above assuming each “at-risk” bonus amount is earned in full, except that the “fixed retention bonus” does not include a Prorated 2021 Target LTI Payment because the triggering event is assumed to have occurred on December 31, 2020. The Prorated 2021 Target STI Payment is also excluded because of the assumed date of the triggering event.

Compensation of Directors

The Compensation Committee reviews annual compensation for Outside Directors. The Company uses a combination of cash and equity compensation to attract and retain qualified candidates to serve on the Board. All amounts are pro-rated if a director joins the Board after the commencement of the Company’s fiscal year.

In setting Outside Director compensation, the Compensation Committee considers the significant amount of time that directors spend in fulfilling their duties to the Company, as well as the skill level required of Board members. The Compensation Committee also reviews competitive compensation data and analysis provided by FW Cook.

In December 2019, FW Cook provided the Compensation Committee with competitive compensation data and analysis of our Outside Director compensation, including retainers and equity-based compensation awards, as compared to that paid to the non-employee directors of the Company’s peer group. The Compensation Committee considered the current compensation structure for Outside Directors, market trends with respect to director compensation and peer data. The companies included in the peer group are listed in “How We Determine Compensation – Peer Group Analysis” in the “Compensation Discussion & Analysis” above.

Based on the peer data and the time commitment of Mr. Morrissey, as Chair of the Audit Committee, the Compensation Committee (with Mr. Morrissey abstaining) approved an increase to the cash retainer for the Chair of the Audit Committee in 2020 to $25,000, and the Board ratified the change. Compensation for other Outside Directors in 2020 was unchanged from 2019.

Cash Compensation

For 2020, Outside Directors received the following cash compensation:

Cash Retainers – Board

•	$80,000 for each Board member
•	$225,000 for the Chairman

Cash Retainers – Committees

•	$25,000 for Audit Committee Chair
•	$10,000 for Audit Committee Member

•	$15,000 for Compensation Committee Chair
•	$7,500 for Compensation Committee Member

•	$12,000 for Corporate Governance Committee Chair
•	$6,000 for Corporate Governance Committee Member

Although, Outside Directors generally are not paid for attending Board or committee meetings, the Chairman of the Board and the Chair of the Compensation Committee may determine to pay meeting fees for one or more meetings to the extent the number of Board or committee meetings exceeds the typical number of meetings during the year. During 2020, the Board met 17 times and the Executive Committee of the Board, comprised of Messrs. Godlasky, Morrissey, Sanders and Walton, met four times. As a result, the Board approved additional cash payments to the Outside Directors as follows: Mr. Godlasky received $50,000; Messrs. Morrissey and Walton each received $45,000; and Mss. Andrade, Gasaway and Kline and Messrs. Jessee and Logue each received $37,500.

The Company also reimburses Outside Directors for travel and lodging expenses, if any, incurred to attend Board and committee meetings, and subject to approval by the Chairman of the Board, expenses incurred by a director in attending continuing education programs relevant to his or her duties as a director of the Company.

Equity Compensation

For 2020, Outside Directors received the following equity-based compensation:

Restricted Stock Awards

•	$125,000 for each Board member

•	$165,000 for the Chairman

Equity awards for Outside Directors are intended to increase their beneficial ownership in the Company to more closely align their interests with those of our stockholders. On January 2, 2020, (i) Mss. Andrade and Gasaway and Messrs. Jessee, Logue, Morrissey and Walton were each granted 7,504 shares of restricted stock, (ii) Mr. Kosloff was granted 2,502 shares of restricted stock, and (iii) Mr. Godlasky was granted 9,904 shares of restricted stock. On February 21, 2020, Mss. Kline and Weaver were each granted 6,794 shares of restricted stock. Restricted stock granted to Outside Directors do not have a purchase price and are subject to accelerated vesting upon a change of control, death, disability or mandatory retirement. Restricted stock awards granted to Outside Directors in 2020 vested 100% on the first anniversary of the grant date. Dividends are paid on awards of restricted stock at the same rate that is paid to all stockholders generally.

In addition to the compensation outlined above, the Company maintains director and officer insurance coverage and provides Outside Directors with special indemnification rights in the form of an indemnification agreement that exceeds the general rights provided under our Certificate of Incorporation and Bylaws.

2021 Compensation

In December 2020, FW Cook provided the Compensation Committee with competitive compensation data and analysis of our Outside Director compensation, including retainers and equity compensation awards, as compared to that paid to the non-employee directors of the Company’s peer group. The Compensation Committee considered the current compensation structure for Outside Directors, market trends with respect to director compensation and peer data. Based on the pending merger between the Company and Macquarie, no changes were made to Outside Director compensation for 2021.

The following table reflects the compensation paid to our Outside Directors for 2020.

2020 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)
Kathie J. Andrade	134,500	125,017	-	259,517
Sharilyn S. Gasaway	137,000	125,017	-	262,017
Thomas C. Godlasky	275,000	165,001	-	440,001
Chairman of the Board
James A. Jessee	134,500	125,017	-	259,517
Katherine M.A. Kline (2)	114,750	109,383		224,133
Alan W. Kosloff (3)	31,167	41,683	855	73,705
Dennis E. Logue	135,500	125,017	-	260,517
Michael F. Morrissey	165,500	125,017	-	290,517
Jerry W. Walton	158,000	125,017	-	283,017
Constance K. Weaver (2)	35,833	109,383	-	145,216

(1)	Represents the grant date fair value computed in accordance with Accounting Standards Codification Topic 718, “Stock Compensation” (“ASC 718”) disregarding any forfeiture assumptions. All awards are valued based on the closing market price of a Share on the date of grant ($16.66 and $16.10) for 2020 awards granted on January 2, 2020 and February 21, 2020, respectively). The number of shares of restricted stock granted was determined by dividing the dollar amount of the equity award by such closing market price of a Share and rounding up to the nearest whole share. As of December 31, 2020, (i) each of Mss. Andrade and Gasaway and Messrs. Jessee, Logue, Morrissey, and Walton held 7,504 shares of unvested restricted stock, (ii) Ms. Kline held 6,794 shares of unvested restricted stock and (iii) Mr. Godlasky held 9,904 shares of unvested restricted stock.

(2)	Mss. Kline and Weaver were appointed to the Board, effective February 21, 2020. Ms. Weaver resigned from the Board on July 10, 2020 due to her acceptance of a chief marketing officer position with another company.

(3)	Mr. Kosloff retired from the Board on April 29, 2020.

Pay Ratio

Following is a reasonable estimate of the ratio of the annual total compensation of Philip J. Sanders, our Chief Executive Officer, to the median of the annual total compensation of our other employees. We determined our median employee based on compensation during 2019 for each of our employees (excluding Mr. Sanders), as reflected in our payroll records and reported to the IRS on Form W-2.  For 2020, we are using the same median employee as used in 2019. The annual total compensation of our median employee for 2020, who was not eligible for equity-based awards, was $57,038 ($89,184 if the reduction in pension value is not included due to the lump sum distribution in connection with the termination of the Pension Plan). As disclosed in the Summary Compensation Table, the annual total compensation of Mr. Sanders for 2020 was $4,302,803 ($5,422,009 if the reduction in pension value is not included due to the lump sum distribution in connection with the termination of the Pension Plan). Based on the foregoing, our estimate of the ratio of the annual total compensation of Mr. Sanders to the median of the annual total compensation of all other employees was 75 to 1 (61 to 1 if the reduction in pension value is not included in compensation due to the lump sum distribution in connection with the termination of the Pension Plan).

Compensation Committee Interlocks and Insider Participation

During the 2020 fiscal year, none of the Company’s executive officers served on the board of directors of any entities whose directors or officers serve as a director of the Company. No current or past executive officers of the Company serve on the Compensation Committee.

Risk Analysis of Compensation Policies and Practices

The Compensation Committee assessed, with the assistance of management, the Company’s compensation policies and practices to determine whether these policies and practices create risks that are reasonably likely to have a material adverse effect on the Company.

This assessment included a review of the Company’s executive and broad-based employee compensation programs, the identification of potential risks that could result from such policies and practices, the identification of factors and controls that mitigate those risks, and an analysis of the potential risks against mitigating factors and controls and the Company’s business strategies and objectives. Based on this assessment, the Compensation Committee concluded that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company. In its assessment and conclusion, the Compensation Committee considered the following design features, among others:

•	Overall compensation levels competitive with the market.

•	The use of financial performance measures that are quantifiable and measurable.

•	The use of performance goals that are appropriate in light of past performance and market conditions.

•	Oversight by a Compensation Committee comprised of independent, non-employee directors with the ability to use discretion in determining compensation levels, supported by guidance from the Compensation Committee’s independent compensation consultant, FW Cook.

•	The use of long-term equity-based incentive awards, which comprise a significant portion of total annual incentive compensation and typically vest over a four-year period, and stock ownership requirements that align the long-term interests of our executive officers with those of our stockholders.

•	The ability of management to exercise discretion to reduce payouts, including in connection with extraordinary or unanticipated events.

•	Multiple internal controls and approval processes intended to prevent manipulation of performance.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2020 with respect to Shares that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-	$-	5,255,495 (1)
Equity compensation plans not approved by security holders	-	-	-
Total	-	$-	5,255,495

(1)	Represents Shares available for future issuance from the Stock Incentive Plan.

Security Ownership of Management

The following table reflects information regarding beneficial ownership of Shares by each director and named executive officer set forth in the Summary Compensation Table, as well as by all directors and executive officers as a group, as of April 15, 2021. Unless otherwise indicated in the footnotes below, “beneficially owned” means the sole power to vote or direct the voting of a security and the sole power to dispose or direct the disposition of a security.

Name of Beneficial Owner	Number of Shares Beneficially Owned Directly (1)	Number of Shares Beneficially Owned Indirectly (2)	Percent of Class
Kathie J. Andrade	13,150	-	*
Brent K. Bloss	367,201	-	*
Benjamin R. Clouse	105,280	2,588	*
Sharilyn S. Gasaway	52,187	-	*
Thomas C. Godlasky	58,026	-	*
Daniel P. Hanson	360,414	19,184	*
James A. Jessee	11,229	-	*
Katherine M.A. (“Allie”) Kline	6,794	-	*
Dennis E. Logue	76,956	-	*
Shawn M. Mihal	86,578	-	*
Michael F. Morrissey	52,187	-	*
Philip J. Sanders	736,496	-	1.19%
Jerry W. Walton	76,831	-	*
All Directors and Executive Officers as a group (16 persons)	2,220,429	21,772	3.62%

*	Denotes less than 1%.

(1)	Includes unvested shares of restricted Class A common stock granted under the Company’s Stock Incentive Plan, as amended and restated (the “Stock Incentive Plan”), for Messrs. Bloss (144,642), Clouse (57,079), Hanson (204,005), Mihal (51,461), and Sanders (272,034).

(2)	For Messrs. Clouse and Hanson, indirect beneficial ownership reflects shares of Class A common stock owned by their spouse.

Security Ownership of Certain Beneficial Owners

The following table reflects all persons known to be the beneficial owner of more than 5% of the Company’s Shares as of April 15, 2021. Unless otherwise indicated in the footnotes below, “beneficially owned” means the sole power to vote or direct the voting of a security and the sole power to dispose or direct the disposition of a security.

Name and Address	Number of Shares	Percent of Class
Burgundy Asset Management Ltd. (1)	3,344,677	5.39%
181 Bay Street, Suite 4510
Toronto, Ontario M5J 2T3

The Vanguard Group (2) 100 Vanguard Boulevard Malvern, PA 19355	6,702,961	10.81%

Blackrock, Inc. (3) 55 East 52nd Street New York, NY 10055	9,564,315	15.42%

(1)	These shares are beneficially owned, or may be deemed beneficially owned, by Burgundy Asset Management Ltd. on behalf of clients for whom it acts as investment adviser. The reporting stockholder reports sole voting power with respect to 2,362,531 shares and sole investment power with respect to 3,344,677 shares. Information relating to these stockholders is based on the stockholder's Schedule 13G filed with the SEC on February 12, 2021.

(2)	These shares are beneficially owned, or may be deemed beneficially owned, by The Vanguard Group, certain of its subsidiaries and affiliates, and other companies. The reporting stockholder reports shared voting power with respect to 62,095 shares, sole investment power with respect to 6,587,480 shares and shared investment power with respect to 115,481 shares. Information relating to this stockholder is based on the stockholder’s Schedule 13G/A filed with the SEC on February 10, 2021.

(3)	These shares are beneficially owned, or may be deemed beneficially owned, by Blackrock, Inc., certain of its subsidiaries and affiliates, and other companies. The reporting stockholder reports sole voting power with respect to 9,457,272 shares and sole investment power with respect to 9,564,315 shares. Information relating to this stockholder is based on the stockholder’s Schedule 13G/A filed with the SEC on January 26, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The Audit Committee is charged with the responsibility of reviewing and pre-approving all “related-person transactions” (as defined in SEC regulations), and periodically reassessing any related-person transaction entered into by the Company to ensure its continued appropriateness. This responsibility is set forth in the Company’s Corporate Code of Business Conduct and Ethics. See footnote 16 to the Original Form 10-K for a description of the Company’s investment management and services agreements with the Company’s affiliated mutual funds that are approved or renewed on an annual basis by each fund’s board of trustees, including a majority of the disinterested members.

Director Independence

The Board is composed of a majority of directors who satisfy the criteria for independence under the NYSE corporate governance listing standards. In determining independence, each year the Board affirmatively determines, among other items, whether the directors have any direct or indirect material relationship with the Company or any of its subsidiaries pursuant to the NYSE corporate governance listing standards. When assessing the “materiality” of a director’s relationship with the Company, if any, the Board considers all relevant facts and circumstances, not merely from the director’s standpoint, but from that of the persons or organizations with which the director has an affiliation. Material relationships can include commercial, banking, industrial, consulting, legal, accounting, charitable and familial relationships. The Board also considers any other relationship that could interfere with the exercise of independence or judgment in carrying out the duties of a director.

Applying these independence standards, the Board determined that Kathie J. Andrade, Sharilyn S. Gasaway, Thomas C. Godlasky, James A. Jessee, Katherine M.A. (“Allie”) Kline, Dennis E. Logue, Michael F. Morrissey, and Jerry W. Walton are all independent directors. Additionally, during their time on the Board, Constance K. Weaver and Alan W. Kosloff were also independent directors.

After due consideration, the Board has determined that no non-employee director has a material relationship with the Company or any of its subsidiaries (either directly or indirectly as a partner, stockholder or officer of an organization that has a relationship with the Company or any of its subsidiaries) and they all meet the criteria for independence under the NYSE corporate governance listing standards.

Item 14. Principal Accounting Fees and Services

The Audit Committee or its Chair pre-approves audit and non-audit services to be rendered to the Company and establishes a dollar limit on the amount of fees the Company will pay for each category of services. Generally, management will submit to the Audit Committee a detailed list of services that it recommends the Audit Committee engage the independent registered public accounting firm to provide for the fiscal year. During the year, the Audit Committee periodically reviews the types of services and dollar amounts approved and adjusts such amounts, as it deems appropriate. Unless a service to be provided by the independent registered public accounting firm has received general pre-approval, it will require specific pre-approval by the Audit Committee or its Chair. Any audit or non-audit services pre-approved by the Chair are presented to the full Audit Committee at its next scheduled meeting. The Audit Committee also periodically reviews all non-audit services to ensure such services do not impair the independence of the Company's independent registered public accounting firm. The Audit Committee approved all services provided by KPMG for the 2019 and 2020 fiscal years. These services included the audit of the Company's annual financial statements, audit of the Company's internal control over financial reporting, review of the Company's quarterly financial statements, tax consultation services, preparation of corporate tax returns, auditing of employee benefits plans and certain agreed upon procedures.

The following table shows the fees billed by KPMG for audit and other services provided to the Company for the 2020 and 2019 fiscal years, respectively:

	2020	2019
Audit Fees (1)	$916,800	$850,000
Audit-Related Fees (2)	134,719	144,408
Tax Fees (3)	26,693	49,677
All Other Fees	—	—
Total	$1,078,212	$1,044,085

(1)	Audit fees consist of fees for the audit of the Company’s annual financial statements, the audit of its internal control over financial reporting, reviews of the financial statements included in quarterly reports on Form 10-Q and professional services rendered in connection with the audit of the Company’s annual financial statements.

(2)	Audit-related fees primarily relate to financial statement audits of employee benefit plans, certain agreed upon procedures and the issuance of SSAE 16 reports.

(3)	Tax fees consist of fees for income tax consultation, including tax compliance, preparation and review of corporate tax returns, and other general tax consultation.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements.
Reference is made to the Index to Consolidated Financial Statements on page 60 of the Original Form 10-K for a list of all financial statements filed as part of this Report.
(a)(2)	Financial Statement Schedules.
None.
(b)	Exhibits.

Exhibit No.	Exhibit Description
2.1	Agreement and Plan of Merger, dated as of December 2, 2020, by and among Macquarie Management Holdings, Inc., Merry Merger Sub, Inc., Waddell & Reed Financial, Inc. and (solely for purposes of Section 9.15) Macquarie Financial Holdings Pty Ltd. Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, File No. 001-13913, filed on December 4, 2020 and incorporated herein by reference. †
3.1	Restated Certificate of Incorporation of Waddell & Reed Financial, Inc. Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, File No. 333-43687, for the quarter ended June 30, 2006 and incorporated herein by reference.
3.2	Amended and Restated Bylaws of Waddell & Reed Financial, Inc. Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2019 and incorporated herein by reference.
4.1	Specimen of Class A Common Stock Certificate, par value $0.01 per share. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, File No. 333-43687, on February 27, 1998 and incorporated herein by reference.
4.2	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock of Waddell & Reed Financial, Inc., as filed on April 9, 2009 with the Secretary of State of the State of Delaware. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, File No. 333-43687, on April 10, 2009 and incorporated herein by reference.
4.3	Certificate of Elimination of Series B Junior Participating Preferred Stock of Waddell & Reed Financial, Inc., as filed on February 16, 2018 with the Secretary of the State of Delaware. Filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2017 and incorporated herein by reference.
4.4	Description of Securities. Filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2019 and incorporated herein by reference.

Exhibit No.	Exhibit Description
10.1	Credit Agreement, dated October 20, 2020, by and among Waddell & Reed Financial, Inc., the lenders party thereto, Bank of America, N.A., as Administrative Agent for the lenders and Swing Line Lender, and BofA Securities, Inc., as Sole Lead Arranger and Sole Bookrunner. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-13913, filed October 21, 2020 and incorporated herein by reference.
10.2	Note Purchase Agreement, dated August 31, 2010, by and among Waddell & Reed Financial, Inc. and the purchasers party thereto. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-13913, on September 7, 2010 and incorporated herein by reference.
10.3	Investment Management Agreement, dated July 29, 2016, by and between Ivy Variable Insurance Portfolios and Ivy Investment Management Company. Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2018 and incorporated herein by reference.
10.4	Investment Management Agreement, dated July 29, 2016, by and between Ivy Variable Insurance Portfolios and Ivy Investment Management Company. Filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2018 and incorporated herein by reference.
10.5	Investment Management Agreement, dated November 13, 2008, by and between Ivy Funds and Ivy Investment Management Company. Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2018 and incorporated herein by reference.
10.6	Waddell & Reed Financial, Inc. Executive Incentive Plan, as amended and restated.* +
10.7	Waddell & Reed Financial, Inc. Stock Incentive Plan, as amended and restated.* +
10.8	Form of Restricted Stock Unit Award Agreement for awards pursuant to the Waddell & Reed Financial, Inc. Stock Incentive Plan.* +
10.9	Form of Restricted Stock Unit Award Agreement for awards to Non-Employee Directors pursuant to the Waddell & Reed Financial, Inc. Stock Incentive Plan.* +
10.10	Form of Restricted Stock Award Agreement for awards pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated. Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2015 and incorporated herein by reference.*
10.11	Form of Restricted Stock Award Agreement for awards pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated. Filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2016 and incorporated herein by reference.*
10.12	Form of Restricted Stock Award Agreement for awards pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated. Filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2018 and incorporated herein by reference.*
10.13	Form of Restricted Stock Award Agreement for awards pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated. Filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2019 and incorporated herein by reference.*
10.14	Form of Restricted Stock Award Agreement for awards to Non-Employee Directors pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated. Filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2017 and incorporated herein by reference.*

Exhibit No.	Exhibit Description
10.15	Form of Restricted Stock Award Agreement for awards to Non-Employee Directors pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated. Filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2017 and incorporated herein by reference.*
10.16	Form of Restricted Stock Award Agreement for awards to Non-Employee Directors pursuant to the Waddell & Reed Financial, Inc. 1998 Stock Incentive Plan, as amended and restated. Filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2019 and incorporated herein by reference.*
10.17	Waddell & Reed Financial, Inc. Cash Settled RSU Plan. Filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K, File No. 001-13913, for the year ended December 31, 2019 and incorporated herein by reference.*
10.18	Form of Restricted Stock Unit Award Agreement for awards pursuant to the Waddell & Reed Financial, Inc. Cash Settled RSU Plan. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, File No. 001-13913, filed November 2, 2018 and incorporated herein by reference. *
10.19	Form of Restricted Stock Unit Award Agreement for awards pursuant to the Waddell & Reed Financial, Inc. Cash Settled RSU Plan. Filed as Exhibit 10.17 to the Company’s Annual Report on Form 10 K, File No. 001 13913, for the year ended December 31, 2018 and incorporated herein by reference.*
10.20	Form of Restricted Stock Unit Award Agreement for awards pursuant to the Waddell & Reed Financial, Inc. Cash Settled RSU Plan. Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10 K, File No. 001-13913, for the year ended December 31, 2019 and incorporated herein by reference.*
10.21	Form of Indemnification Agreement. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8 K, File No. 001 13913, on November 16, 2009 and incorporated herein by reference.*
10.22	Form of Change of Control Retention and Severance Agreement. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8 K, File No. 001-13913, filed on December 4, 2020 and incorporated herein by reference.*
21	Subsidiaries of Waddell & Reed Financial, Inc. +
23	Consent of KPMG LLP +
24	Powers of Attorney +
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer +
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer +
31.3	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer #
31.4	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer #
32.1	Section 1350 Certification of the Chief Executive Officer +
32.2	Section 1350 Certification of the Chief Financial Officer +
101

Materials from the Waddell & Reed Financial, Inc. Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Consolidated Financial Statements, tagged in detail.+

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) #

# Filed with this Form 10-K/A.

* Indicates management contract or compensatory plan, contract or arrangement.

† Schedules omitted pursuant to item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule upon request by the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act, as amended, for any schedule or exhibit so furnished.

+ Previously filed or furnished with the Original Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Overland Park, State of Kansas, on April 29, 2021.

WADDELL & REED FINANCIAL, INC.

By:	/s/ PHILIP J. SANDERS
Philip J. Sanders
Chief Executive Officer