Form 10-Q
period 2021-03-31
WADDELL & REED FINANCIAL INC
filed 2021-04-29
CIK 1052100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Class	Outstanding as of April 23, 2021
Class A common stock, $.01 par value	62,024,785

WADDELL & REED FINANCIAL, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

Quarter Ended March 31, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	March 31,
	2021	December 31,
	(Unaudited)	2020
Assets:
Cash and cash equivalents	$193,864	273,756
Cash and cash equivalents - restricted	62,460	63,594
Investment securities	452,059	486,765
Receivables:
Funds and separate accounts	13,995	14,837
Customers and other	46,151	68,466
Prepaid expenses and other current assets	31,341	36,318
Total current assets	799,870	943,736

Property and equipment, net	19,073	21,903
Goodwill and identifiable intangible assets	145,869	145,869
Deferred income taxes	22,089	19,200
Other non-current assets	21,288	23,123
Total assets	$1,008,189	1,153,831

Liabilities:
Accounts payable	$17,780	18,330
Payable to investment companies for securities	21,678	30,514
Payable to third party brokers	20,941	16,316
Payable to customers	70,890	82,165
Short-term notes payable	—	94,997
Accrued compensation	84,748	101,749
Other current liabilities	56,824	52,476
Total current liabilities	272,861	396,547

Accrued pension and postretirement costs	447	446
Other non-current liabilities	25,507	29,081
Total liabilities	298,815	426,074

Stockholders’ equity:
Preferred stock—$1.00 par value: 5,000 shares authorized; none issued	—	—
Class A Common stock—$0.01 par value: 250,000 shares authorized; 99,701 shares issued; 62,043 shares outstanding (62,398 at December 31, 2020)	997	997
Additional paid-in capital	309,294	303,757
Retained earnings	1,234,154	1,248,299
Cost of 37,658 common shares in treasury (37,303 at December 31, 2020)	(837,096)	(828,193)
Accumulated other comprehensive income	2,025	2,897
Total stockholders’ equity	709,374	727,757

Total liabilities and stockholders’ equity	$1,008,189	1,153,831

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited, in thousands, except for per share data)

	For the three months ended March 31,
	2021	2020

Revenues:
Investment management fees	$118,016	105,219
Underwriting and distribution fees	154,795	136,943
Shareholder service fees	22,540	21,571
Total	295,351	263,733

Operating expenses:
Distribution	136,692	120,033
Compensation and benefits (including share-based compensation of $12,112 and $9,983, respectively)	100,498	58,425
General and administrative	30,290	18,598
Technology	17,384	13,502
Occupancy	2,283	4,709
Marketing and advertising	301	1,896
Depreciation	2,396	3,513
Subadvisory fees	3,447	3,666
Total	293,291	224,342

Operating income	2,060	39,391
Investment and other income (loss)	1,808	(7,745)
Interest expense	(431)	(1,549)

Income before provision for income taxes	3,437	30,097
Provision for income taxes	1,825	9,633
Net income	1,612	20,464
Net loss attributable to redeemable noncontrolling interests	—	(1,522)
Net income attributable to Waddell & Reed Financial, Inc.	$1,612	21,986

Net income per share attributable to Waddell and Reed Financial, Inc. common shareholders, basic and diluted:	$0.03	0.32

Weighted average shares outstanding, basic and diluted:	62,485	67,675

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	For the three months ended March 31,
	2021	2020

Net income	$1,612	20,464

Other comprehensive income:

Unrealized loss on available for sale investment securities during the period, net of income tax benefit of $(274) and $(760), respectively	(861)	(2,430)

Postretirement benefit, net of income tax benefit of $(4) and $(18), respectively	(11)	(49)

Comprehensive income	740	17,985
Comprehensive loss attributable to redeemable noncontrolling interests	—	(1,522)
Comprehensive income attributable to Waddell & Reed Financial, Inc.	$740	19,507

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interests

(Unaudited, in thousands)

	For the three months ended March 31,
						Accumulated		Redeemable
			Additional			Other	Total	Non
	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’	Controlling
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity	Interests
Balance at December 31, 2019	99,701	$997	312,693	1,241,598	(749,625)	3,234	808,897	19,205
Net income (loss)	—	—	—	21,986	—	—	21,986	(1,522)
Net subscription of redeemable noncontrolling interests in sponsored funds	—	—	—	—	—	—	—	1,387
Recognition of equity compensation	—	—	7,693	71	—	—	7,764	—
Net issuance/forfeiture of nonvested shares	—	—	(37,985)	—	37,985	—	—	—
Dividends accrued, $0.25 per share	—	—	—	(16,571)	—	—	(16,571)	—
Repurchase of common stock	—	—	—	—	(53,939)	—	(53,939)	—
Other comprehensive loss	—	—	—	—	—	(2,479)	(2,479)	—
Balance at March 31, 2020	99,701	$997	282,401	1,247,084	(765,579)	755	765,658	19,070

Balance at December 31, 2020	99,701	$997	303,757	1,248,299	(828,193)	2,897	727,757	—
Net income	—	—	—	1,612	—	—	1,612	—
Recognition of equity compensation	—	—	5,491	4	—	—	5,495	—
Net issuance/forfeiture of nonvested shares	—	—	46	—	(46)	—	—	—
Dividends accrued, $0.25 per share	—	—	—	(15,761)	—	—	(15,761)	—
Repurchase of common stock	—	—	—	—	(8,857)	—	(8,857)	—
Other comprehensive loss	—	—	—	—	—	(872)	(872)	—
Balance at March 31, 2021	99,701	$997	309,294	1,234,154	(837,096)	2,025	709,374	—

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the three months ended March 31,
	2021	2020

Cash flows from operating activities:
Net income	$1,612	20,464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,660	3,168
Write-down of impaired assets	282	—
Amortization of deferred sales commissions	259	395
Share-based compensation	12,112	9,983
Investments and derivatives (gain) loss, net of collateral	(1,991)	50,012
Net purchases, maturities, and sales of trading and equity securities	9,297	(2,144)
Deferred income taxes	(2,612)	(12,071)
Net change in equity securities and trading debt securities held by consolidated sponsored funds	—	1,326
Other	171	212
Changes in assets and liabilities:
Customer and other receivables	18,090	6,804
Payable to investment companies for securities and payable to customers	(20,111)	(29,763)
Receivables from funds and separate accounts	842	3,023
Other assets	2,619	3,214
Accounts payable and payable to third party brokers	2,630	(3,219)
Other liabilities	(20,328)	(22,128)
Net cash provided by operating activities	$5,532	29,276

Cash flows from investing activities:
Purchases of available for sale and equity method securities	—	(2,999)
Proceeds from maturities of available for sale securities	32,941	33,875
Additions to property and equipment	(71)	(3,182)
Net cash provided by investing activities	$32,870	27,694

Cash flows from financing activities:
Dividends paid	(15,555)	(17,119)
Repurchase of common stock	(8,857)	(53,599)
Repayment of short-term debt, net of debt issuance costs	(94,997)	—
Net subscriptions (redemptions, distributions and deconsolidations) of redeemable noncontrolling interests in sponsored funds	—	1,387
Other	(19)	(40)
Net cash used in financing activities	$(119,428)	(69,371)

Net decrease in cash and cash equivalents	(81,026)	(12,401)
Cash, cash equivalents, and restricted cash at beginning of period	337,350	226,140
Cash, cash equivalents, and restricted cash at end of period	$256,324	213,739

See accompanying notes to the unaudited consolidated financial statements.

WADDELL & REED FINANCIAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Significant Accounting Policies

Waddell & Reed Financial, Inc. and Subsidiaries

Waddell & Reed Financial, Inc. (hereinafter referred to as the “Company,” “we,” “our” or “us”) is a holding company, incorporated in the state of Delaware in 1981, that conducts business through its subsidiaries. Founded in 1937, we are one of the oldest mutual fund complexes in the United States, having introduced the former Waddell & Reed Advisors group of mutual funds (the “Advisors Funds”) in 1940. Over time, we added additional mutual funds: Ivy Funds (the “Ivy Funds”); Ivy Variable Insurance Portfolios, our variable product offering (“Ivy VIP”); InvestEd Portfolios, our 529 college savings plan (“InvestEd”); and the Ivy High Income Opportunities Fund, a closed-end mutual fund (“IVH”) (collectively, Ivy Funds, Ivy VIP, InvestEd and IVH are referred to as the “Funds”).  In addition to the Funds, our assets under management (“AUM”) include institutional managed accounts.  As of March 31, 2021, we had $76.0 billion in AUM.

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

The Company continues to proactively manage business continuity and safety considerations as circumstances of the coronavirus disease 2019 (“COVID-19”) evolve. Our leadership team’s priority is on ensuring the health and safety of all employees, clients, Advisors and communities, while also ensuring full continuity of service and access.  The Company started transitioning to a work from home environment early in March 2020 and has been following the Centers for Disease Control and Prevention and local authorities’ recommendations on safe practices throughout this process.  We have undertaken a number of steps to facilitate safety, security and full continuity of service, including:

●	Our Enterprise Preparedness Team and COVID-19 steering committee continue to meet regularly to assess developments and determine the best action to ensure business continuity and the safety of our employees and partners.
●	We have adopted interim business practices, including restricting business travel, requiring meetings to take place via remote access tools, adopting safety protocols to limit the potential for exposure, adopting social distancing practices, implementing a clearly-defined approval process for reentry to any worksite, advising personnel on preventive measures and offering remote collaboration and productivity tools and training resources to our employees.
●	We enhanced monitoring and capabilities of our systems to allow our remote workforce to function efficiently and have continued our educational and monitoring practices to ensure there are no compromises to confidentiality, privacy and cybersecurity requirements.
●	The Ivy investment management and distribution teams transitioned seamlessly to remote working. Our teams have a strong heritage of active collaboration which has migrated to a virtual environment without compromise.

●	Within our wealth management business, approximately 25% of Advisors are working from temporary locations. We are demonstrating our differentiated service and support model by continuing regular communications with Advisors as well as delivering additional advisor and client focused resources.

●	We have not initiated any layoffs, furloughs or reduced hours due to COVID-19. As we implemented our business continuity plans, we have intentionally maintained the same pay practices for all of our employees based upon their regular work schedule, paid spot bonuses to certain employees, implemented a temporary hourly wage increase to designated client services personnel, increased certain benefit coverages for specific COVID-19 related treatments and made targeted philanthropic contributions to local organizations to help support the COVID-19 responses in our community.

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to enable a reasonable understanding of the information presented.  The information in this Quarterly Report on Form 10-Q should be read in conjunction with Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 (our “2020 Form 10-K”).

The accompanying unaudited consolidated financial statements are prepared consistent with the accounting policies described in Note 1 to the consolidated financial statements included in our 2020 Form 10-K with the exception of the adoption of Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which became effective January 1, 2021.

In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only a normal and recurring nature) necessary to present fairly our financial position at March 31, 2021 and the results of operations and cash flows for the three months ended March 31, 2021 and 2020 in conformity with accounting principles generally accepted in the United States.

Proposed Acquisition of Waddell & Reed Financial, Inc. by Macquarie

On December 2, 2020, the Company announced a merger agreement with Macquarie Asset Management, the asset management division of Macquarie Group.  Subject to the terms and conditions of the Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Macquarie Management Holdings, Inc. (“Macquarie”), Merry Merger Sub, Inc. (“Merger Sub”) and (solely for limited purposes) Macquarie Financial Holdings Pty Ltd, Merger Sub will be merged with and into the Company (the “merger”), with the Company surviving the merger as a wholly owned subsidiary of Macquarie.  Pursuant to the Merger Agreement, at the effective time of the merger, each share of the Company’s Class A common stock (“common stock”) issued and outstanding immediately prior to the effective time will be converted into the right to receive $25.00 per share in cash, without interest and subject to any withholding of taxes required by applicable law in accordance with the Merger Agreement.  On completion of the merger, Macquarie intends to sell our wealth management business to LPL Holdings, Inc.

The closing of the merger remains subject to the satisfaction or waiver of the remaining conditions to the merger set forth in the Merger Agreement.  The Company expects the closing of the merger to occur on April 30, 2021.

Assets Held for Sale

Assets held for sale included real property and fractional aircraft ownership.  The three months ended March 31, 2021 included asset impairment charges of $0.2 million on assets held for sale, which were recorded in general and administrative expenses in our consolidated statements of income.  As of March 31, 2021, $3.8 million of buildings, $1.9 million of land and $1.0 million of equipment held for sale were included in Property and equipment, net on our consolidated balance sheets.  As of December 31, 2020, $3.8 million of buildings and $1.9 million of land that were held for sale were included in Property and equipment, net on our consolidated balance sheets.  The Company continues to actively pursue the sale of assets held for sale at market prices as soon as reasonably possible.

Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract

As of March 31, 2021 and December 31, 2020, the Company had $4.8 million of capitalized implementation costs for hosting arrangements with $793 thousand and $459 thousand, respectively, of accumulated amortization in prepaid and other current assets on the consolidated balance sheets. Our hosting arrangements that are service contracts include internal and external costs related to various technology additions in support of our asset management and wealth management businesses. Amortization costs are recorded on a straight-line basis over the term of the hosting arrangement agreement.

2.	New Accounting Guidance

Accounting Guidance Adopted During the First Quarter of 2021

On January 1, 2021, the Company adopted ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies and improves the consistent application of the accounting for income taxes by removing certain exceptions to general principles and by clarifying and amending existing guidance.  The adoption of this ASU had an immaterial impact on our consolidated financial statements and related disclosures.

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

	Three months ended March 31,
	2021	2020

	(in thousands)
Investment management fees:
Funds	$114,395	102,293
Institutional	3,621	2,926
Total investment management fees	$118,016	105,219
Underwriting and distribution fees:
Unaffiliated
Service and distribution fees	$14,642	15,276
Sales commissions	15	451
Other revenues	44	135
Total unaffiliated distribution fees	$14,701	15,862
Wealth Management
Advisory fees	$94,280	77,118
Service and distribution fees	16,763	14,589
Sales commissions	19,423	20,657
Other revenues	9,628	8,717
Total wealth management distribution fees	140,094	121,081
Total underwriting and distribution fees	$154,795	136,943
Shareholder service fees:
Total shareholder service fees	$22,540	21,571

Total revenues	$295,351	263,733

4.	Investment Securities

Investment securities at March 31, 2021 and December 31, 2020 were as follows:

	March 31,	December 31,
	2021	2020

	(in thousands)
Available for sale securities:
Commercial paper	$—	9,705
Corporate bonds	133,652	157,832
Total available for sale securities	133,652	167,537
Trading debt securities:
Commercial paper	14,079	11,785
Corporate bonds	70,427	76,734
Mortgage-backed securities	—	1
Term loans	48,077	47,224
Total trading securities	132,583	135,744
Equity securities:
Common stock	42,323	41,410
Sponsored funds	82,323	81,019
Sponsored privately offered funds	1,224	1,165
Total equity securities	125,870	123,594
Equity method securities:
Sponsored funds	59,954	59,890
Total securities	$452,059	486,765

Corporate bonds accounted for as available for sale and held as of March 31, 2021 mature as follows:

	Amortized
	cost	Fair value

	(in thousands)
Within one year	$74,726	75,746
After one year but within five years	56,513	57,906
	$131,239	133,652

Commercial paper, corporate bonds and term loans accounted for as trading and held as of March 31, 2021 mature as follows:

Fair value
(in thousands)
Within one year	$38,039
After one year but within five years	68,227
After five years but within 10 years	26,317
$132,583

The following is a summary of the gross unrealized gains related to securities classified as available for sale at March 31, 2021:

	Amortized	Unrealized	Unrealized
	cost	gains	losses	Fair value

	(in thousands)
Available for sale securities:
Corporate bonds	$131,239	2,413	—	133,652

The following is a summary of the gross unrealized gains (losses) related to securities classified as available for sale at December 31, 2020:

	Amortized	Unrealized	Unrealized
	cost	gains	losses	Fair value

	(in thousands)
Available for sale securities:
Commercial paper	$9,720	—	(15)	9,705
Corporate bonds	154,270	3,562	—	157,832
	$163,990	3,562	(15)	167,537

There are no available for sale investment securities with fair values below carrying values at March 31, 2021.  A summary of available for sale investment securities with fair values below carrying values at December 31, 2020 is as follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses

(in thousands)
Corporate bonds	$2,414	(15)	—	—	2,414	(15)

The Company’s investment portfolio included no available for sale securities in an unrealized loss position at March 31, 2021.  The Company’s evaluation of available for sale securities in an unrealized loss position includes reviewing credit ratings, assessing the extent of losses, and considering the impact of market conditions for each individual security.

For equity securities held at the end of the period, net unrealized gains of $2.6 million and net unrealized losses of $35.9 million were recognized for the three months ended March 31, 2021 and March 31, 2020, respectively.

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

The following tables summarize our investment securities as of March 31, 2021 and December 31, 2020 that are recognized in our consolidated balance sheets using fair value measurements based on the differing levels of inputs.

March 31, 2021	Level 1	Level 2	Level 3	Other Assets Held at Net Asset Value	Total

	(in thousands)
Cash equivalents: (1)
Money market funds	$20,062	—	—	—	20,062
Commercial paper	—	25,801	—	—	25,801
Total cash equivalents	$20,062	25,801	—	—	45,863
Available for sale securities:
Corporate bonds	$—	133,652	—	—	133,652
Trading debt securities:
Commercial paper	—	14,079	—	—	14,079
Corporate bonds	—	70,427	—		70,427
Term loans	—	46,355	1,722	—	48,077
Equity securities:
Common stock	42,018	—	305	—	42,323
Sponsored funds	82,323	—	—	—	82,323
Sponsored privately offered funds measured at net asset value (2)	—	—	—	1,224	1,224
Equity method securities: (3)
Sponsored funds	59,954	—	—	—	59,954
Total investment securities	$184,295	264,513	2,027	1,224	452,059

December 31, 2020	Level 1	Level 2	Level 3	Other Assets Held at Net Asset Value	Total

	(in thousands)
Cash equivalents: (1)
Money market funds	$82,085	—	—	—	82,085
Commercial paper	—	47,421	—	—	47,421
Total cash equivalents	$82,085	47,421	—	—	129,506
Available for sale securities:
Commercial paper	$—	9,705	—	—	9,705
Corporate bonds	—	157,832	—	—	157,832
Trading debt securities:
Commercial paper	—	11,785	—	—	11,785
Corporate bonds	—	76,734	—		76,734
Mortgage-backed securities	—	1	—	—	1
Term loans	—	46,030	1,194	—	47,224
Equity securities:
Common stock	41,079	—	331	—	41,410
Sponsored funds	81,019	—	—	—	81,019
Sponsored privately offered funds measured at net asset value (2)	—	—	—	1,165	1,165
Equity method securities: (3)
Sponsored funds	59,890	—	—	—	59,890
Total investment securities	$181,988	302,087	1,525	1,165	486,765

(1)	Cash equivalents include highly liquid investments with original maturities of 90 days or less. Cash investments in actively traded money market funds are measured at net asset value and are classified as Level 1. Cash investments in commercial paper are measured at cost, which approximates fair value because of the short time between purchase of the instrument and its expected realization and are classified as Level 2.

(2)	Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

(3)	The Company’s equity method investments are investment companies that record their underlying investments at fair value.

The following table summarizes the activity of investments categorized as Level 3 for the three months ended March 31, 2021:

For the three months ended
March 31, 2021
(in thousands)
Level 3 assets at December 31, 2020	$1,525
Transfers into level 3	4,863
Transfers out of level 3	(4,293)
Gains in Investment and other income (loss)	33
Redemptions and paydowns	(101)
Level 3 assets at March 31, 2021	$2,027

Change in unrealized losses for Level 3 assets held at March 31, 2021	$(26)

5.	Derivative Financial Instruments

The Company has in place an economic hedge program that uses total return swap contracts to hedge market risk related to its investments in certain sponsored funds.  Certain of the consolidated sponsored funds may utilize derivative financial instruments within their portfolios in pursuit of their stated investment objectives.  We do not hedge for speculative purposes.

The Company was party to nine total return swap contracts with a combined notional value of $205.1 million and 10 total return swap contracts with a combined notional value of $198.2 million as of March 31, 2021 and December 31, 2020, respectively. These derivative financial instruments are not designated as hedges for accounting purposes.  Changes in fair value of the total return swap contracts are recognized in Investment and other income (loss) in the Company’s consolidated statements of income.

The counterparties of the total return swap contracts posted $1.4 million in cash collateral with the Company as of March 31, 2021, which is included in accounts payable in the Company’s consolidated balance sheet.  The Company posted $3.4 million in cash collateral with the counterparties of the total return swap contracts as of December 31, 2020, which is included in customers and other receivables in the Company’s consolidated balance sheet. The Company does not record its fair value in derivative transactions against the posted collateral.

The following table presents the fair value of the derivative financial instruments as of March 31, 2021 and December 31, 2020 and is calculated based on Level 2 inputs:

		March 31,	December 31,
	Balance sheet	2021	2020
	location	Fair value	Fair value

		(in thousands)
Total return swap contracts	Prepaid expenses and other current assets	$529	—
Total return swap contracts	Other current liabilities	$26	3,464
Net total return swap asset (liability)		$503	(3,464)

The following is a summary of net (losses) gains recognized in income for the three months ended March 31, 2021 and March 31, 2020:

		Three months ended
	Income statement	March 31,
	location	2021	2020

		(in thousands)
Total return swap contracts	Investment and other income	$(4,080)	42,069

6.	Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of purchase price over the tangible assets and identifiable intangible assets of an acquired business.  Our goodwill is not deductible for tax purposes.  The Company performs an annual goodwill impairment assessment during the second quarter of each year and identified no impairment during the most recent assessment.  Goodwill and identifiable intangible assets (all considered indefinite lived) at March 31, 2021 and December 31, 2020 are as follows:

	March 31,	December 31,
	2021	2020

	(in thousands)
Goodwill	$106,970	106,970

Mutual fund management advisory contracts	38,699	38,699
Other	200	200
Total identifiable intangible assets	38,899	38,899

Total	$145,869	145,869

7.	Indebtedness

During the first quarter of 2021, the Company repaid our senior unsecured notes that matured January 13, 2021.

8.	Income Tax Uncertainties

In the accompanying consolidated balance sheets, unrecognized tax benefits that are not expected to be settled within the next 12 months are included in other liabilities; unrecognized tax benefits that are expected to be settled within the next 12 months are included in income taxes payable; unrecognized tax benefits that reduce a net operating loss, similar tax loss, or tax credit carryforward are presented as a reduction to non-current deferred income taxes. As of March 31, 2021 and December 31, 2020, the Company’s consolidated balance sheets included unrecognized tax benefits, including penalties and interest, of $2.0 million ($1.7 million net of federal benefit) and $1.9 million ($1.7 million net of federal benefit), respectively, that if recognized, would impact the Company’s effective tax rate.

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

Earnings per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended
	March 31,
	2021	2020

Net income attributable to Waddell & Reed Financial, Inc.	$1,612	21,986

Weighted average shares outstanding, basic and diluted	62,485	67,675

Earnings per share, basic and diluted	$0.03	0.32

Dividends

During the quarter, the Board of Directors declared a quarterly dividend on our common stock in the amount of $0.25 per share with an April 30, 2021 payment date and an April 9, 2021 record date. The total dividend to be paid on April 30, 2021 is $15.8 million.

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

There were 353,909 shares and 3,807,438 shares repurchased in the open market or privately during the three months ended March 31, 2021 and 2020, respectively, which includes 353,909 shares and 231,393 shares, respectively, repurchased from employees who tendered shares to cover income tax withholdings with respect to vesting of stock awards during these two reporting periods.

Accumulated Other Comprehensive Income

The following tables summarize accumulated other comprehensive income (loss) activity for the three months ended March 31, 2021 and March 31, 2020.

	For the three months ended March 31,
			Total
	Unrealized	Postretirement	accumulated
	gains (losses) on	benefits	other
	AFS investment	unrealized	comprehensive
	securities	gains (losses)	income (loss)

	(in thousands)
Balance at December 31, 2020	$2,696	201	2,897
Other comprehensive loss before reclassification	(700)	—	(700)
Amount reclassified from accumulated other comprehensive income	(161)	(11)	(172)
Net current period other comprehensive loss	(861)	(11)	(872)
Balance at March 31, 2021	$1,835	190	2,025

Balance at December 31, 2019	$2,521	713	3,234
Other comprehensive loss before reclassification	(2,228)	—	(2,228)
Amount reclassified from accumulated other comprehensive income	(202)	(49)	(251)
Net current period other comprehensive loss	(2,430)	(49)	(2,479)
Balance at March 31, 2020	$91	664	755

Reclassifications from accumulated other comprehensive income (loss) and included in net income are summarized in the tables that follow.

	For the three months ended March 31, 2021
		Tax
	Pre-tax	expense	Net of tax	Statement of income line item

	(in thousands)
Reclassifications included in net income:
Gains on available for sale debt securities	$213	(52)	161	Investment and other income (loss)
Amortization of postretirement benefits	15	(4)	11	Compensation and benefits
Total	$228	(56)	172

	For the three months ended March 31, 2020
		Tax
	Pre-tax	expense	Net of tax	Statement of income line item

	(in thousands)
Reclassifications included in net income:
Gains on available for sale debt securities	$266	(64)	202	Investment and other income (loss)
Amortization of postretirement benefits	67	(18)	49	Compensation and benefits
Total	$333	(82)	251

10.	Leases

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

During January 2020, we signed a fifteen-year lease, which was expected to commence during 2022, relating to the development of a new 260,000 square foot corporate headquarters building in downtown Kansas City, Missouri.  The lease will be recognized in the Company’s consolidated financial statements during the period that includes the lease’s commencement date. The impact that our proposed merger with Macquarie will have on our new corporate headquarters lease, including eligibility for state and local tax savings, has not been determined.

The components of lease expense were as follows:

	For the three months ended March 31,
	2021	2020

	(in thousands)
Operating Lease Cost	$1,478	$3,233

Finance Lease Cost:
Amortization of ROU assets	$14	$55
Interest on lease liabilities	1	9
Total	$15	$64

Supplemental cash flow information related to leases was as follows:

	For the three months ended March 31,
	2021	2020

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,792	$3,143
Operating cash flows from finance leases	1	9
Financing cash flows from finance leases	19	58

ROU assets obtained in exchange for lease obligations:
Operating leases	—	7
Finance leases	—	—

Supplemental balance sheet information related to leases was as follows:

	March 31, 2021	December 31, 2020

	(in thousands, except lease term and discount rate)
Operating Leases:
Operating lease ROU assets (Other non-current assets)	$12,124	$13,461

Other current liabilities	$5,394	$6,247
Other non-current liabilities	7,765	8,812
Total operating lease liabilities	$13,159	$15,059

Finance Leases:
Property and equipment, gross	$181	$333
Accumulated depreciation	(144)	(277)
Property and equipment, net	$37	$56

Other current liabilities	$25	$41
Other non-current liabilities	8	11
Total finance lease liabilities	$33	$52

Weighted average remaining lease term:
Operating leases	4 years	4 years
Finance leases	1 year	1 year

Weighted average discount rate:
Operating leases	4.11%	4.08%
Finance leases	6.00%	6.00%

Maturities of lease liabilities are as follows:

	Operating	Finance
	Leases	Leases

	(in thousands)
Year ended December 31,
2021 (excluding the three months ended March 31, 2021)	$4,834	22
2022	2,424	12
2023	2,090	—
2024	2,090	—
Thereafter	2,613	—
Total lease payments	14,051	34
Less imputed interest	(892)	(1)
Total	$13,159	33

11.	Contingencies

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

Litigation Relating to the Merger — Seven complaints were filed by purported stockholders of the Company challenging the merger (the “Complaints”).   The Complaints generally allege, among other things, that the Company and the Board of Directors authorized the filing of a materially incomplete and misleading proxy statement with the SEC.  While the Company believes that the disclosures set forth in the proxy statement comply fully with applicable law, and vigorously denies any wrongdoing or liability with respect to the allegations and claims asserted, or which could have been asserted, in the Complaints, the Company voluntarily supplemented the proxy statement on March 15, 2021 with additional disclosures (the “Supplemental Disclosures”).  The seven plaintiffs who filed suit have advised the Company that they intend to dismiss their claims in light of the Supplemental Disclosures, subject to plaintiffs’ right to seek a mootness fee payment and the Company’s right to oppose such a request.  The Company believes that the Complaints are without merit, but is unable to predict the outcome of the ultimate resolution of the lawsuits or the potential loss, if any, that may result.

12.	Subsequent Events

Investment Portfolio – During April 2021, the Company liquidated a portion of our investment portfolio.  Net gains of $2.4 million were recognized from the sale of $211.4 million of securities during April 2021 as a result of the liquidation.

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the current views and assumptions of management with respect to future events regarding our business and industry in general.  These forward-looking statements include all statements, other than statements of historical fact, regarding our financial position, business strategy and other plans and objectives for future operations, including statements with respect to revenues and earnings, the amount and composition of AUM and AUA, distribution sources, expense levels, redemption rates, our proposed merger with Macquarie Management Holdings, Inc. (“Macquarie”), and the financial markets and other conditions.  These statements are generally identified by the use of such words as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “forecast,” “estimate,” “expect,” “intend,” “plan,” “project,” “outlook,” “will,” “potential” and similar statements of a future or forward-looking nature.  Readers are cautioned that any forward-looking information provided by us or on our behalf is not a guarantee of future performance.  Actual results may differ materially from those contained in these forward-looking statements as a result of various factors, including but not limited to the impact of the COVID-19 pandemic and related economic conditions, as well as the factors discussed below.  If one or more events related to these or other risks, contingencies or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from those forecasted or expected.  Certain important factors that could cause actual results to differ materially from our expectations are disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020, which include, without limitation:

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

The foregoing factors should not be construed as exhaustive and should be read together with other cautionary statements included in this and other reports and filings we make with the Securities and Exchange Commission (the “SEC”), including the information in Item 1 “Business” and Item 1A “Risk Factors” of Part I and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II to our Annual Report on Form 10-K for the year ended December 31, 2020 and as updated in our quarterly reports on Form 10-Q for the year ending December 31, 2021.  All forward-looking statements speak only as of the date on which they are made and we undertake no duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law.

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

In our wealth management channel, we had 916 Advisors and 382 licensed advisor associates as of March 31, 2021, for a total of 1,298 licensed individuals associated with W&R who operate out of offices located throughout the United States and provide financial advice for retirement, education funding, estate planning and other financial needs for clients.

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

Proposed Acquisition of Waddell & Reed Financial, Inc. by Macquarie

For information related to the proposed merger with Macquarie, please see Part I – Item 1 – “Financial Statements (unaudited), Note 1 – Description of Business and Accounting Policies”, of this Quarterly Report on Form 10-Q.

Please see the Risks Related to the Proposed Merger included in Part 1, Item 1A—“Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of certain risks related to our proposed merger with Macquarie.  Please see the Company’s definitive proxy statement filed with the SEC on February 17, 2021, for additional information on the merger.

Impact of COVID-19

We transitioned most of our workforce to a work from home environment early in March 2020 as part of our response to the COVID-19 pandemic.  By late March 2020, 98% of our employees were working remotely, with negligible downtime. The remote work environment has largely continued through the end of 2020 and into 2021.  Our steady and proactive response has allowed our asset management and wealth management businesses to maintain full continuity of service and the access that our clients need and expect.  With a successful transition to a remote working environment, we plan to closely monitor developments and reintroduce employees to the workplace only when it is safe to do so.  The transition of employees to a work from home environment did not result in any material incremental expenses during 2020 or in the first quarter of 2021.  For additional discussion regarding steps we have taken to facilitate safety, security and full continuity of service, please see Part I – Item 1 – “Financial Statements (unaudited), Note 1 – Description of Business and Accounting Policies”, of this Quarterly Report on Form 10-Q.

For additional discussion regarding the risks that can impact our business, results of operations and financial condition due to COVID-19 and the related economic conditions, please see Part 1, Item 1A—“Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020.

Operating Results

●	Net income attributable to Waddell & Reed Financial, Inc. for the first quarter of 2021 was $1.6 million, or $0.03 per diluted share, compared to $22.0 million, or $0.32 per diluted share, during the first quarter of 2020. The first quarter of 2021 included $51.6 million in costs related to the proposed merger with Macquarie. Excluding the merger-related costs, adjusted net income(1) for the first quarter of 2021 was $43.7 million and adjusted net income per diluted share(1) was $0.70.

●	Revenues of $295.4 million during the first quarter of 2021 increased 12% compared to the first quarter of 2020. Operating expenses of $293.3 million during the first quarter of 2021 increased 31% compared to the same quarter in 2020. The operating margin was 0.7% during the first quarter of 2021, compared to 14.9% during the first quarter of 2020. Excluding merger-related costs during the first quarter of 2021, adjusted operating expenses(1) were $241.6 million and the adjusted operating margin(1) was 18.2%.

●	Asset Management Highlights
o	Sales improved compared to the same quarter in 2020, particularly in the institutional and unaffiliated channels. Redemptions also improved, particularly in our unaffiliated channel.
o	AUM ended the quarter at $76.0 billion, an increase of 36% compared to the first quarter of 2020 due to market appreciation partially offset by net outflows.
o	Investment performance improved from the prior quarter in trailing one-, three- and five-year performance as measured by the percentage of assets ranked in the top half of their respective Morningstar universes.

●	Wealth Management Highlights
o	AUA ended the quarter at $70.8 billion, a 37% increase compared to the first quarter of 2020 primarily due to market appreciation and growth in net new Advisory AUA, partially offset by an ongoing migration away from Non-advisory AUA.
o	Net new AUA continue to improve, and net new Advisory AUA were positive for the 9th consecutive quarter.
o	$507 thousand average trailing 12-month productivity per Advisor for the first quarter of 2021 improved 10% compared to the first quarter of 2020.

●	Balance sheet remains strong with $645.9 million in cash and investments at the end of the first quarter of 2021, excluding restricted cash.

______________

(1)	Adjusted net income, adjusted net income per diluted share, adjusted operating expenses and adjusted operating margin are non-GAAP financial measures. See Non-GAAP Financial Measures and Reconciliation of GAAP to non-GAAP Financial Measures on pages 33 and 34.

Assets Under Management

During the first quarter of 2021, AUM increased 2% to $76.0 billion from $74.8 billion at December 31, 2020 due to market appreciation of $2.4 billion, partially offset by net outflows of $1.2 billion. Sales of $3.0 billion during the current quarter increased 17% compared to the first quarter of 2020.  Redemptions decreased 14% compared to the first quarter of 2020.

Change in Assets Under Management (1)

	Three months ended March 31, 2021
			Wealth
	Unaffiliated(2)	Institutional	Management	Total

	(in millions)
Beginning Assets	$27,977	3,570	43,275	74,822

Sales (3)	1,960	303	688	2,951
Redemptions	(2,328)	(222)	(1,588)	(4,138)
Net Exchanges	290	—	(290)	—
Net Flows	(78)	81	(1,190)	(1,187)

Market Action	985	115	1,294	2,394
Ending Assets	$28,884	3,766	43,379	76,029

	Three months ended March 31, 2020
			Wealth
	Unaffiliated(2)	Institutional	Management	Total

	(in millions)
Beginning Assets	$26,264	3,096	40,598	69,958

Sales (3)	1,581	43	895	2,519
Redemptions	(3,019)	(179)	(1,588)	(4,786)
Net Exchanges	326	—	(326)	—
Net Flows	(1,112)	(136)	(1,019)	(2,267)

Market Action	(4,908)	(533)	(6,240)	(11,681)
Ending Assets	$20,244	2,427	33,339	56,010

(1)	Includes all activity of the Funds and institutional and separate accounts, including money market funds and transactions at net asset value, accounts for which we receive no commissions.

(2)	Unaffiliated includes National channel (home office and wholesale), Defined Contribution Investment Only, Registered Investment Advisor and Variable Annuity.

(3)	Sales consists of gross sales and includes net reinvested dividends, capital gains and investment income.

Average Assets Under Management

Average AUM, which are generally more indicative of trends in revenue from investment management services than the change in ending AUM, are presented below.

	Three months ended March 31, 2021
			Wealth
	Unaffiliated	Institutional	Management	Total

	(in millions)
Asset Class:
Equity	$23,477	3,600	33,558	$60,635
Fixed Income	4,588	—	8,915	13,503
Money Market	148	—	1,779	1,927
Total	$28,213	3,600	44,252	$76,065

	Three months ended March 31, 2020
			Wealth
	Unaffiliated	Institutional	Management	Total

	(in millions)
Asset Class:
Equity	$19,181	2,897	28,612	$50,690
Fixed Income	4,874	—	8,894	13,768
Money Market	98	—	1,568	1,666
Total	$24,153	2,897	39,074	$66,124

Performance

We have seen an increase from the prior quarter in trailing three- and five-year performance, while trailing one-year performance decreased slightly as measured by the percentage of funds ranked in the top half of their respective Morningstar universes.  As measured by percentage of assets, one-, three- and five-year performance improved compared to the prior quarter. Our commitment to institutional caliber processes means that while we are mindful of short-term market dynamics, we remain focused on the long term and on maintaining discipline and consistency across multiple market cycles.

The following table is a summary of Morningstar rankings and ratings as of March 31, 2021:

MorningStar Fund Rankings (1)	1 Year	3 Years	5 Years
Funds ranked in top half	48%	57%	46%
Assets ranked in top half	54%	65%	62%

MorningStar Ratings (1)	Overall	3 Years	5 Years
Funds with 4/5 stars	35%	37%	35%
Assets with 4/5 stars	56%	51%	53%

(1) Based on class I shares, which reflects the largest concentration of sales and assets.

Assets Under Administration

AUA includes both client assets invested in the Funds and in other companies’ products that are distributed through W&R and held in direct to fund accounts, brokerage accounts or within our fee-based advisory programs.  AUA as of March 31, 2021 increased 37% as compared to March 31, 2020 primarily due to market appreciation and growth in net new Advisory AUA, partially offset by outflows in Non-advisory AUA.  Average AUA increased 18% for the three months ended March 31, 2021, compared to the same period in 2020.  This quarter marked the 9th straight quarter of positive Advisory AUA net flows.  We continue to see increased average productivity per Advisor due to our efforts to transform W&R into a fully competitive and profitable aspect of our business model, with a focus on higher producing Advisors.

	March 31, 2021	March 31, 2020

	(in millions)
Ending AUA
Advisory AUA	$34,418	23,192
Non-advisory AUA	36,431	28,644
Total ending AUA	$70,849	51,836

	Three months ended March 31,
	2021	2020

	(in millions)
Average AUA (1)
Advisory AUA (1)	$33,489	26,680
Non-advisory AUA (1)	36,555	32,488
Total average AUA (1)	$70,044	59,168

Net new Advisory AUA (2)	$501	442
Net new Non-advisory AUA (2), (3)	(619)	(658)
Total net new AUA (2), (3)	$(118)	(216)

Annualized Advisory AUA growth (4)	6.1%	6.6%
Annualized AUA growth (4)	(0.7)%	(1.4)%

Advisors and advisor associates	1,298	1,316
Average trailing 12-month production per Advisor (5) (in thousands)	$507	462

(1)	Average AUA are calculated as the average of the beginning of month AUA during each reporting period.

(2)	Net new AUA are calculated as total client deposits and net transfers less client withdrawals. Client deposits include dividends and interest.

(3)	Excludes activity related to products held outside of our wealth management platform. These assets represent less than 10% of total AUA.

(4)	Annualized growth is calculated as annualized total net new AUA divided by beginning AUA.

(5)	Production per Advisor is calculated as trailing 12-month Total Underwriting and distribution fees less “other” underwriting and distribution fees divided by the average number of Advisors. “Other” underwriting and distribution fees predominantly include fees paid by Advisors for programs and services.

Results of Operations — Three Months Ended March 31, 2021 as Compared with Three Months Ended March 31, 2020

Total Revenues

Total revenues increased 12% to $295.4 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 due to increases in investment management fees, underwriting and distribution fees and shareholder service fees.

	Three months ended
	March 31,
	2021	2020	Variance

	(in thousands, except percentage data)
Investment management fees	$118,016	105,219	12%
Underwriting and distribution fees	154,795	136,943	13%
Shareholder service fees	22,540	21,571	4%
Total revenues	$295,351	263,733	12%

Investment Management Fee Revenues

Investment management fee revenues for the first quarter of 2021 increased $12.8 million, or 12%, from the first quarter of 2020 due to an increase in average AUM, partially offset by a lower effective management fee rate, which was primarily due to targeted pricing reductions on certain products made in previous periods and money market fee waivers.

The following tables summarize investment management fee revenues, related average AUM, fee waivers and investment management fee rates for the three months ended March 31, 2021 and 2020.

	Three months ended March 31,
	2021	2020	Variance

	(in thousands, except for management fee rate and average assets)
Investment management fees (net)	$114,395	102,293	12%
Average assets (in millions)	$72,465	63,227	15%
Management fee rate (net)	0.6402%	0.6507%
Total fee waivers	$9,591	6,479	48%
Institutional investment management fees (net)	$3,621	2,926	24%
Institutional average assets (in millions)	$3,600	2,897	24%
Institutional management fee rate (net)	0.4078%	0.4063%

Revenues from investment management services provided to our retail mutual funds, which are distributed through the unaffiliated and wealth management channels, increased 12% in the first quarter of 2021 compared to the same period in 2020.  The increase was due to an increase in average AUM, partially offset by a lower effective management fee rate due to fee reductions on our large cap growth and core bond products that were effective in April 2020 and increased money market fee waivers due to the low interest rate environment.

Institutional account revenues in the first quarter of 2021 increased 24% compared to the first quarter of 2020 primarily due to an increase in average AUM.

	Annualized long-term redemption rates
	(excludes money market redemptions)
	Three months ended
	March 31,
	2021	2020
Unaffiliated channel	33.6%	50.9%
Institutional channel	24.9%	24.9%
Wealth Management channel	12.8%	14.6%
Total	21.2%	28.5%

The long-term redemption rate for the three months ended March 31, 2021 decreased in the unaffiliated channel and the wealth management channel as compared to the three months ended March 31, 2020.  Redemptions decreased during the quarter, particularly in our International Core Equity and High Income funds.  The redemption rate in the institutional channel was unchanged.  Prolonged redemptions in any of our distribution channels could negatively affect revenues in future periods.

The year-to-date industry average redemption rate, based on data provided by the Investment Company Institute, was 26.1%, versus our rate of 21.2%.

Underwriting and Distribution Fee Revenues

The following tables summarize the significant components of underwriting and distribution fee revenues by distribution channel:

	For the three months ended March 31, 2021
		Wealth
	Unaffiliated	Management	Total

	(in thousands)
Underwriting and distribution fee revenues
Advisory Fees	$—	94,280	94,280
Service and distribution fees	14,642	16,763	31,405
Sales commissions	15	19,423	19,438
Other revenues	44	9,628	9,672
Total	$14,701	140,094	154,795

	For the three months ended March 31, 2020
		Wealth
	Unaffiliated	Management	Total

	(in thousands)
Underwriting and distribution fee revenues
Advisory Fees	$—	77,118	77,118
Service and distribution fees	15,276	14,589	29,865
Sales commissions	451	20,657	21,108
Other revenues	135	8,717	8,852
Total	$15,862	121,081	136,943

Underwriting and distribution revenues earned in the first quarter of 2021 increased by $17.9 million, or 13%, compared to the first quarter of 2020 primarily due to increases in average Advisory AUA and service and distribution assets, partially offset by a decrease in sales commissions due to lower sales volume.

Shareholder Service Fee Revenue

During the first quarter of 2021, shareholder service fee revenue increased $1.0 million, or 4%, compared to the first quarter of 2020 primarily due to an increase in assets, partially offset by a decrease in the number of accounts on which these fees are based.

Total Operating Expenses

Operating expenses for the first quarter of 2021 increased by $68.9 million, or 31%, compared to the first quarter of

2020, due to an increase in distribution costs due to increased revenue from higher assets and an increase in compensation and benefits, general and administrative and technology primarily related to merger costs, partially offset by decreases in occupancy, marketing and advertising and depreciation.

	Three months ended
	March 31,
	2021	2020	Variance

	(in thousands)
Distribution	$136,692	120,033	14%
Compensation and benefits	100,498	58,425	72%
General and administrative	30,290	18,598	63%
Technology	17,384	13,502	29%
Occupancy	2,283	4,709	(52)%
Marketing and advertising	301	1,896	(84)%
Depreciation	2,396	3,513	(32)%
Subadvisory fees	3,447	3,666	(6)%
Total operating expenses	$293,291	224,342	31%

Distribution expenses for the first quarter of 2021 increased by $16.7 million, or 14%, compared to the first quarter of 2020 due to increases in underwriting and distribution revenue primarily in our advisory fee programs and service and distribution fees due to increases in AUA and AUM.

Compensation and benefits during the first quarter of 2021 increased $42.1 million, or 72% compared to the same period of 2020 primarily due to merger-related compensation expenses of $35.9 million, which included retention award accruals, as well as an increase in deferred compensation plan valuation adjustments and an increase in share-based compensation expense on outstanding restricted share units as a result of the increase in share price of our common stock.

General and administrative expenses for the first quarter of 2021 increased $11.7 million, or 63%, compared to the first quarter of 2020 entirely due to merger-related costs of $13.7 million, including legal fees and expenses related to the Funds for special meetings and proxy solicitation costs, partially offset by lower travel and meeting costs due to restricted travel and a transition to virtual meetings during the pandemic.

Technology expense for the first quarter of 2021 increased $3.9 million, or 29%, compared to the same period of 2020 primarily due to merger-related contract termination fees of $2.0 million and software costs for new technologies.

Occupancy expense decreased $2.4 million, or 52%, for the first quarter of 2021 compared to the first quarter of 2020 primarily as a result of the planned transition from Advisors leasing space from the Company to Advisors utilizing personal branch offices.

Marketing and advertising expense decreased $1.6 million, or 84%, for the first quarter of 2021 compared to the first quarter of 2020 primarily due to lower sponsorship fees in connection with the shift to virtual industry conferences.

Depreciation expense decreased $1.1 million, or 32%, for the first quarter of 2021 compared to the first quarter of 2020 primarily due to certain assets becoming fully depreciated.

Investment and Other Income

Investment and other income for the three months ended March 31, 2021 increased $9.6 million, compared to the same period in 2020 primarily due to unrealized gains, net of hedging activity, on the seed investment portfolios in the current period compared to unrealized losses, net of hedging activity, for the prior year comparative period.  In addition, there were lower unrealized losses on our corporate fixed income portfolio for the first quarter of 2021, compared to the first quarter of 2020 and unrealized losses in the first quarter of 2020 on our consolidated sponsored fund that was deconsolidated during 2020 and therefore did not reoccur.  These increases were partially offset by a decline in interest income due to lower interest rates and redemptions in our corporate fixed income portfolio.

Taxes

The following table reconciles the statutory federal income tax rate with our effective income tax rate from continuing operations for the three months ended March 31, 2021 and 2020:

	Three months ended
	March 31,
	2021	2020
Statutory federal income tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	19.0	4.5
Permanent differences	69.6	4.0
Share-based compensation	(57.7)	1.4
Losses attributable to redeemable noncontrolling interests	—	1.1
Uncertain tax positions	1.1	—
Other items	0.1	—
Effective income tax rate	53.1%	32.0%

Our effective income tax rate was 53.1% for the three months ended March 31, 2021, as compared to 32.0% for the same period in 2020, an increase of 21.1%. Merger-related non-deductible compensation increased the tax rate impact of state income taxes and permanent differences. This increase was partially offset by a tax benefit on share-based payments, as compared to a tax shortfall in the comparable period, resulting from changes in the Company’s share price. Lower pre-tax book income in 2021 as compared to 2020 magnified the impact of all items on the tax rate.

Liquidity and Capital Resources

The Merger Agreement limits our ability to take certain actions while the merger is pending, including, among other things, actions related to acquiring businesses or investment securities, making seed capital investments, repurchasing our common stock, entering into or amending material contracts, incurring capital expenditures and incurring additional debt.

Management believes its available cash, marketable securities and expected cash flow from operations will be sufficient to fund the Company’s operating and capital requirements. Subject to the terms and conditions of the Merger Agreement, expected uses of cash include dividend payments, costs related to our proposed merger with Macquarie, income tax payments, seed capital investments, ongoing technology enhancements, capital expenditures, collateral funding for margin accounts established to support derivative positions and operating expenses of our business.

Our operations provide much of the cash necessary to fund our priorities, which historically have been as follows:

●	Pay dividends
●	Repurchase our stock
●	Finance growth objectives

Pay Dividends

We paid quarterly dividends on our common stock that resulted in financing cash outflows of $15.6 million and $17.1 million for the first three months of 2021 and 2020, respectively.

The Board of Directors approved a dividend on our common stock of $0.25 per share with an April 30, 2021 payment date and an April 9, 2021 record date. The total dividend to be paid on April 30, 2021 is $15.8 million.

Repurchase Our Stock

We repurchased 353,909 shares and 3,807,438 shares of our common stock in the open market or privately during the three months ended March 31, 2021 and 2020, respectively, resulting in share repurchases of $8.9 million and $53.9 million, respectively.

The terms of the Merger Agreement restrict our ability to repurchase shares of our common stock while the merger is pending; however, we may continue to repurchase shares of our common stock from employees to cover their tax withholdings in connection with the vesting of restricted shares.

Finance Growth Objectives

We use cash to fund growth in our distribution channels. We continue to invest in our wealth management channel by offering home office resources, wholesaling efforts, enhanced technology tools, including the modernization of our wealth management platforms. Our unaffiliated channel requires cash outlays for wholesaler commissions and commissions to third parties on deferred-load product sales and technology enhancements for asset management and distribution. We also provide seed money for new products to further enhance our product offerings and distribution efforts.  The Merger Agreement limits our ability to take certain actions while the merger is pending, including making seed capital investments, entering into or amending material contracts and incurring capital expenditures.

Cash Flows

Cash from operations is our primary source of funds. Cash from operations decreased $23.7 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to lower net income.

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

Financing activities include payment of dividends and repurchases of our common stock.  The first quarter of 2021 also included the repayment of our Series B senior unsecured notes at maturity.  Future financing cash outflows will be affected by the existing capital return policy, subject to the terms of the Merger Agreement.

Critical Accounting Policies and Estimates

There have been no material changes in the critical accounting policies and estimates disclosed in the “Critical Accounting Policies and Estimates” section of our 2020 Form 10-K.

Non-GAAP Financial Measures

“Adjusted net income attributable to Waddell & Reed Financial, Inc.,” “adjusted net income per share, basic and diluted,” “adjusted operating expenses,” “adjusted operating income,” and “adjusted operating margin” are non-GAAP financial measures that are not presented in accordance with U.S. generally accepted accounting principles (GAAP). We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our performance by excluding charges and gains that are not indicative of our core operating results, and allow management and investors to better evaluate our performance between periods and compared to other companies in our industry.

These non-GAAP financial measures should not be considered a substitute for financial measures presented in accordance with GAAP and you should not rely on non-GAAP financial measures alone as measures of our performance.

A reconciliation of these non-GAAP financial measures to the comparable GAAP financial measures is included in the table below.

Reconciliation of GAAP to non-GAAP Financial Measures

(in thousands, except per share and percentage data)

	Three months ended March 31,
	2021	2020
Net income attributable to Waddell & Reed Financial, Inc. (GAAP)	$1,612	$21,986
Adjustments
Merger-related costs (1)	51,643	—
Tax effect of adjustments	(9,536)	—
Adjusted net income attributable to Waddell & Reed Financial, Inc. (non-GAAP)	$43,719	$21,986

Weighted average shares outstanding-basic and diluted	62,485	67,675
Adjusted net income per share, basic and diluted (non-GAAP)	$0.70	$0.32

Operating expenses (GAAP)	$293,291	$224,342
Adjustments
Merger-related costs (1)	51,643	—
Adjusted operating expenses (non-GAAP)	$241,648	$224,342

Operating income (GAAP)	$2,060	$39,391
Adjustments
Merger-related costs (1)	51,643	—
Adjusted operating income (non-GAAP)	$53,703	$39,391

Operating revenue	$295,351	$263,733

Operating margin (GAAP)	0.7%	14.9%
Adjusted operating margin (non-GAAP)	18.2%	14.9%

___________

(1)	Primarily represents retention award accruals, expenses related to the Funds for special meetings and proxy solicitation costs, legal fees and contract termination fees all related to our proposed merger with Macquarie.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are primarily exposed to market risk associated with unfavorable movements in interest rates and securities prices for both our corporate investments and our AUM and AUA, on which our revenues are based, and credit risk related to collateral on our economic hedge program derivative trading.  The Company has had no material changes in its market risk policies or its market risk sensitive instruments and positions since December 31, 2020 other than the changes to the investment and derivative portfolios disclosed in Note 4 and Note 5 to the unaudited consolidated financial statements and changes to AUM and AUA in Part I – Item 2 – "Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  As further described in Note 5, the Company has an economic hedge program that uses total return swap contracts to hedge market risk related to its investments in sponsored funds.

Item 4.	Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in

Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2021, have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021.

The Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  During the fiscal quarter ended March 31, 2021, the Company completed a human capital management system conversion. This system conversion resulted in changes to processes and controls as we migrated from the legacy system to the new system. The system change was undertaken to enhance our operating platform and was not undertaken in response to any actual or perceived deficiencies in our internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

See Part I, Item 1, Notes to the Unaudited Consolidated Financial Statements, Note 11 – Contingencies, of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes to the Company’s Risk Factors from those previously reported in the Company’s 2020 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information about the shares of common stock we repurchased during the first quarter of 2021.

			Total Number of	Maximum Number (or
			Shares	Approximate Dollar
			Purchased as	Value) of Shares That
	Total Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under The
Period	Purchased	per Share	Program (1)	Program (1)
January 1 - January 31	218,616	$25.03	—	n/a
February 1 - February 28	496	25.07	—	n/a
March 1 - March 31	134,797	25.02	—	n/a
Total	353,909	$25.03	—
(1)	In October 2012, our Board of Directors approved a program to repurchase shares of our common stock on the open market. Under the repurchase program, we are authorized to repurchase, in any seven-day period, the greater of (i) 3% of our outstanding common stock or (ii) $50 million of our common stock. We may repurchase our common stock in privately negotiated transactions or through the New York Stock Exchange, other national or regional market systems, electronic communication networks or alternative trading systems. Our stock repurchase program does not have an expiration date or an aggregate maximum number or dollar value of shares that may be repurchased. The terms of the Merger Agreement restrict our ability to repurchase shares of our common stock while the merger is pending; however, we may continue to repurchase shares of our common stock from employees to cover their tax withholdings in connection with the vesting of restricted shares.

During the first quarter of 2021, 353,909 shares were purchased in connection with funding employee income tax withholding obligations arising from the vesting of restricted shares.

Item 6.	Exhibits

31.1*	Section 302 Certification of Chief Executive Officer

31.2*	Section 302 Certification of Chief Financial Officer

32.1**	Section 906 Certification of Chief Executive Officer

32.2**	Section 906 Certification of Chief Financial Officer

101*

Materials from the Waddell & Reed Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Unaudited Consolidated Financial Statements, tagged in detail.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Filed herewith

**   Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of April 2021.

WADDELL & REED FINANCIAL, INC.

By:	/s/ Philip J. Sanders
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Benjamin R. Clouse
Senior Vice President and Chief Financial Officer (Principal Financial Officer)
By:	/s/ Michael J. Daley
Vice President, Chief Accounting Officer, Investor Relations and Treasurer (Principal Accounting Officer)